Form 10-Q
period 1993-12-31
BAKER HUGHES INC
filed 1994-02-14
CIK 808362

- -------------------------------------------------------------------------------


                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -----------------------------

              X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended December 31, 1993

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934


                         -----------------------------

                         Commission file number 1-9397

                         -----------------------------

                           BAKER HUGHES INCORPORATED
             (Exact name of registrant as specified in its charter)


             Delaware                                         76-0207995
(State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                       Identification No.)
 3900 Essex Lane, Houston, Texas                                77027
(Address of principal executive offices)                      (Zip code)

      Registrant's telephone number, including area code:  (713) 439-8600

                         -----------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                            Outstanding at January 29, 1994
              -----                            -------------------------------

Common Stock, $1.00 par value per share               140,442,700 shares


- -------------------------------------------------------------------------------

                           BAKER HUGHES INCORPORATED




                                     INDEX


                                                                         Page
                                                                          No.
                                                                         ----
Part I - Financial Information:


    Consolidated Condensed Statements of Operations - Three
         Months ended December 31, 1993 and 1992........................   2

    Consolidated Condensed Statements of Financial
         Position - December 31, 1993 and September 30, 1993............   3

    Consolidated Condensed Statements of Cash Flows -
         Three months ended December 31, 1993 and 1992..................   5

    Notes to Consolidated Condensed Financial Statements................   6

    Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................  13


Part II - Other Information.............................................  19

                         PART I.  FINANCIAL INFORMATION
                           BAKER HUGHES INCORPORATED
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                           Three Months Ended
                                                              December 31,
                                                            1993        1992
REVENUES:                                                 --------------------
   Sales...............................................  $  433,482 $  493,592
   Services and rentals................................     191,080    190,481
                                                          ---------  ---------
       Total revenues..................................     624,562    684,073
COSTS AND EXPENSES:                                       ---------  ---------
   Cost of sales.......................................     251,931    296,629
   Cost of services and rentals........................      96,880     98,729
   Research and engineering............................      23,425     26,407
   Marketing and field service.........................     147,444    154,366
   General and administrative..........................      53,315     51,181
   Amortization of goodwill and other intangibles......       7,961      9,346
   Unusual charge......................................                 17,500
                                                          ---------  ---------
       Total costs and expenses........................     580,956    654,158
                                                          ---------  ---------
Operating income.......................................      43,606     29,915
Interest expense.......................................      15,191     17,662
Interest income........................................        (686)    (1,711)
                                                          ---------  ---------
Income before income taxes.............................      29,101     13,964
Income taxes...........................................      12,222      9,754
                                                          ---------  ---------
Income before cumulative effect of accounting changes..      16,879      4,210
Cumulative effect of accounting changes:                  ---------
   Income taxes........................................      25,455
   Postretirement benefits other than pensions
       (net of $37.5 million income tax benefit).......     (69,620)
                                                          ---------
           Accounting changes - net....................     (44,165)
                                                          ---------  ---------
Net income (loss)......................................  $  (27,286)$    4,210
                                                          =========  =========
Per share of Common Stock: *
   Income before cumulative effect of accounting changes $      .10 $      .01
   Cumulative effect of accounting changes.............  $     (.32)$
                                                          ---------  ---------
   Net income (loss)...................................  $     (.22)$      .01
                                                          =========  =========
Cash dividends per share of common stock...............  $     .115 $     .115
                                                          =========  =========
* Net income (loss) per common share is based on the weighted average number of shares outstanding during the respective periods (three months ended December 31, 1993 and 1992, 140,442,000 and 138,655,000, respectively) and excludes the negligible dilutive effect of shares issuable in connection with employee stock option and stock purchase plans and convertible debentures. Net income (loss) per common share has been adjusted for dividends on preferred stock of $3,000,000 for the three months ended December 31, 1993 and 1992.
     See accompanying notes to consolidated condensed financial statements.

                           BAKER HUGHES INCORPORATED
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)


                                     ASSETS

                                                    December 31,  September 30,
                                                        1993          1993
                                                     ----------    ----------
CURRENT ASSETS:
   Cash and cash equivalents....................... $    15,281   $     6,992
                                                     ----------    ----------
   Receivables - net...............................     654,082       619,953
                                                     ----------    ----------
   Inventories:
       Finished goods..............................     504,638       467,806
       Work in process.............................      64,677        68,408
       Raw materials...............................     101,622       102,926
                                                     ----------    ----------
           Total inventories.......................     670,937       639,140
                                                     ----------    ----------
   Net assets of business held for sale............     130,213       126,430
                                                     ----------    ----------
   Deferred income taxes...........................      63,450         2,990
                                                     ----------    ----------
   Other current assets............................      26,783        21,301
                                                     ----------    ----------
           Total current assets....................   1,560,746     1,416,806
                                                     ----------    ----------
PROPERTY - NET.....................................     643,664       661,463
                                                     ----------    ----------
OTHER ASSETS:
   Property held for disposal......................      77,394        72,717
   Investments.....................................     100,566        98,864
   Notes receivable................................      25,447        25,486
   Other assets....................................      53,569        53,934
   Excess costs arising from acquisitions - net....     811,200       814,070
                                                     ----------    ----------
           Total other assets......................   1,068,176     1,065,071
                                                     ----------    ----------
               Total............................... $ 3,272,586   $ 3,143,340
                                                     ==========    ==========













     See accompanying notes to consolidated condensed financial statements.

                           BAKER HUGHES INCORPORATED
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    December 31,  September 30,
                                                        1993          1993
                                                     ----------    ----------
CURRENT LIABILITIES:
   Accounts payable................................ $   243,114   $   249,781
   Short-term borrowings and current
     portion of long-term debt.....................       8,400         8,448
   Accrued employee compensation and benefits......     100,942        95,303
   Taxes other than income.........................      23,047        22,552
   Accrued insurance...............................      21,443        20,554
   Accrued interest................................      18,190        11,529
   Income taxes....................................      22,409        15,322
   Other accrued liabilities.......................      95,378        72,348
                                                     ----------    ----------
           Total current liabilities...............     532,923       495,837
                                                     ----------    ----------
LONG-TERM DEBT.....................................     994,622       935,846
                                                     ----------    ----------
DEFERRED INCOME TAXES..............................      46,292        78,306
                                                     ----------    ----------
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS........      98,610
                                                     ----------
OTHER LONG-TERM LIABILITIES........................      22,233        22,703
                                                     ----------    ----------
STOCKHOLDERS' EQUITY:
   Preferred stock.................................       4,000         4,000
   Common stock....................................     140,443       140,437
   Capital in excess of par value..................   1,466,495     1,444,549
   Retained earnings...............................     112,840       159,277
   Cumulative foreign currency translation
     adjustment....................................    (145,872)     (137,615)
                                                     ----------    ----------
           Total stockholders' equity..............   1,577,906     1,610,648
                                                     ----------    ----------
               Total............................... $ 3,272,586   $ 3,143,340
                                                     ==========    ==========













     See accompanying notes to consolidated condensed financial statements.

                           BAKER HUGHES INCORPORATED
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                         Three Months Ended
                                                            December 31,
                                                         1993          1992
                                                      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..................................  $ (27,286)     $   4,210
Adjustments to reconcile net income (loss) to net
  cash flows from operating activities:
  Depreciation and amortization of:
    Property.......................................     32,265         34,060
    Other assets and debt discount.................     11,663         11,039
  Gain on disposal of assets.......................     (4,664)        (2,909)
  Foreign currency translation loss - net..........         14            460
  Cumulative effect of accounting changes..........     44,165
  Changes in assets and liabilities:
    Change in receivables..........................    (36,705)       (17,530)
    Change in inventories..........................    (34,022)        10,665
    Change in accounts payable.....................     (4,989)       (22,030)
    Changes in other assets and liabilities........     12,378          6,426
                                                      --------       --------
Net cash flows from operating activities...........     (7,181)        24,391
                                                      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions...............................    (26,466)       (28,136)
  Proceeds from disposal of assets.................      9,591         12,066
                                                      --------       --------
Net cash flows from investing activities...........    (16,875)       (16,070)
                                                      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings.........................     73,958         74,525
  Redemption of debentures.........................                   (18,197)
  Reduction of borrowings..........................    (16,901)       (47,344)
  Proceeds from exercise of stock options
    and stock purchase grants......................         56          1,074
  Dividends........................................    (19,151)       (18,944)
                                                      --------       --------
Net cash flows from financing activities...........     37,962         (8,886)
                                                      --------       --------
Effect of exchange rate changes on cash............     (5,617)        (3,145)
                                                      --------       --------
Increase (decrease) in cash and cash equivalents...      8,289         (3,710)
Cash and cash equivalents, beginning of period.....      6,992          6,692
                                                      --------       --------
Cash and cash equivalents, end of period...........  $  15,281      $   2,982
                                                      ========       ========

Income taxes paid..................................  $  13,886      $  10,200
Interest paid......................................  $   7,347      $  11,484




     See accompanying notes to consolidated condensed financial statements.

                           BAKER HUGHES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note 1. General

    In the opinion of the Company, the unaudited consolidated condensed financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the Company's consolidated financial position as of December 31, 1993 and 1992 and its consolidated results of operations and cash flows for each of the three month periods ended December 31, 1993 and 1992. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (See the Company's Annual Report on Form 10-K for the year ended September 30, 1993 for the most recent annual financial statements prepared in accordance with generally accepted accounting principles). Certain balances on the Consolidated Statement of Financial Position at September 30, 1993 have been reclassified to conform to the December 31, 1993 presentation. The results of operations for the three months ended December 31, 1993 are not necessarily indicative of the results to be expected for the full year.

Note 2. Income Taxes

    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective October 1, 1993. Previously, the Company used SFAS No. 96, "Accounting for Income Taxes". The cumulative effect of adopting SFAS No. 109 on the Company's consolidated financial statements was a credit to income of $25.5 million ($.18 per share).

    Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and
(b) operating loss and tax credit carryforwards. The tax effects of the Company's temporary differences and carryforwards at October 1, 1993 are as follows (in thousands):


         Deferred tax liabilities:
              Property                                           $  65,750
              Investments                                           35,600
              Excess costs arising from acquisitions                43,800
              Undistributed earnings of foreign subsidiaries        23,000
              Other                                                 16,600
                                                                  --------
                   Total                                         $ 184,750
                                                                  ========

                           BAKER HUGHES INCORPORATED

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


         Deferred tax assets:
              Receivables                                        $   5,700
              Inventory                                             48,900
              Postretirement benefits other than pensions           37,500
              Other liabilities                                     25,600
              Operating loss carryforwards                          51,350
              Tax credit carryforwards                              59,600
              Other                                                 12,150
                                                                  --------
                                                                   240,800
              Valuation allowance                                  (33,966)
                                                                  --------
                   Total                                         $ 206,834
                                                                  ========

    A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future. The valuation allowance relates to the realization of operating loss carryforwards in certain non-U.S. jurisdictions and foreign tax credit carryforwards in the U.S.

    As a result of applying SFAS No. 109, previously unrecorded deferred tax assets related to net deductible temporary differences, tax credit carryforwards and operating loss carryforwards were recognized at October 1, 1993 as part of the cumulative effect of adopting the statement. Under prior accounting, a part of these benefits would have been recognized as a reduction of income tax expense in the period utilized. This is evident in the effective tax rate, adjusted for the unusual charge, for the three months ended December 31, 1992 of 31.0%. Accordingly, the adoption of SFAS No. 109 at the beginning of 1994 had the effect of increasing the effective tax rate for the three months ended December 31, 1993 to 42.0%.

    The provision for income tax expense for the three months ended
December 31, 1993 was $12.2 million, of which $7.3 million and $4.9 million is current and deferred expense, respectively.

    In conjunction with the adoption of SFAS No. 109, a benefit of $21.9 million was allocated to capital in excess of par value, which reflects the cumulative tax effect of stock options exercised by employees of the Company for which the Company has taken tax deductions in its federal tax return.

    Provision has been made for U.S. and additional foreign taxes for the anticipated repatriation of certain earnings of foreign subsidiaries of the Company. The Company considers the undistributed earnings of its foreign subsidiaries above the amount already provided to be permanently reinvested. These additional foreign earnings could become subject to additional tax if remitted as a dividend, lent by the foreign subsidiary to the Company or if the Company should sell its stock in the subsidiary. The additional amount of taxes payable are not practicable to estimate but the Company believes they would not be material due to offsetting foreign tax credits generated by the repatriation of such earnings.

                           BAKER HUGHES INCORPORATED

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


Note 3. Postretirement Benefits Other than Pensions

    The Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" effective October 1, 1993. The statement requires that the estimated cost of postretirement benefits other than pensions be accrued over the period earned rather than expensed as incurred.

    The cumulative effect of adopting SFAS No. 106 on the immediate recognition basis, as of October 1, 1993, was a charge to income of $69.6 million ($.50 per share), net of an income tax benefit of $37.5 million.

    The Company provides postretirement health care and life insurance benefits for substantially all U.S. employees. In fiscal 1993 and 1992, the Company recognized $9.5 million and $8.4 million, respectively, as expense for postretirement health care and life insurance benefits. Expense to be recognized in fiscal 1994 under SFAS No. 106 is expected to be approximately $8.8 million. The Company's postretirement plans are not funded. The status of the plan is as follows:

    Accumulated postretirement benefit obligation ("APBO") at October 1, 1993 (in thousands):

         Retirees                                       $  73,300
         Fully eligible active plan participants           10,300
         Other active plan participants                    23,500
                                                         --------
         APBO                                           $ 107,100
                                                         ========

    Net periodic postretirement benefit cost for the three months ended December 31, 1993 (in thousands):

         Service cost of benefits earned during
           the quarter                                  $     325
         Interest cost on APBO                              1,875
                                                         --------
         Net postretirement benefit cost                $   2,200
                                                         ========

    The assumed health care cost trend rate used in measuring the APBO as of October 1, 1993 was 12.2% for 1994 declining gradually each successive year until it reaches 5% in 2002, after which it remains constant. A 1% increase in the trend rate for health care costs would have increased the APBO by approximately 8% and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost by approximately 9%. The assumed discount rate used in determining the APBO was 7%.

Note 4. Acquisitions and Dispositions

    In July 1993, the Company announced that the EnviroTech Measurements & Controls ("EM&C") group of companies would no longer be considered part of its core business. In January 1994, the Company signed a definitive agreement with

                           BAKER HUGHES INCORPORATED

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


Thermo Electron Corporation to sell EM&C for approximately $134.0 million. The net proceeds from the disposition are expected to exceed the carrying value by a modest amount. The sale would exclude the computer peripherals business in Europe operated under the name of Tracor Europa and is expected to close by March 31, 1994.

Note 5. Unusual Charge

    During the first quarter of 1993, the Company recognized an unusual charge of $17.5 million in connection with reaching an agreement with representatives of the class plaintiffs for the settlement of a class action civil antitrust lawsuit concerning the marketing of tricone rock bits. See Note 6.

Note 6. Litigation

PARKER & PARSLEY

    On September 8, 1992, Parker & Parsley Petroleum Development Incorporated ("PDP") filed a lawsuit alleging intentional product delivery or service variances on a number of well stimulation projects in West Texas for PDP and certain related parties in the 238th Judicial District Court in Midland, Texas seeking in excess of $120.0 million in actual and punitive damages. This case was similar to a case in federal court which had previously been vacated by the U.S. Fifth Circuit Court of Appeals. In connection with the initial public offering by BJ Services Company ("BJ"), the Company agreed to indemnify BJ for damages and costs of litigation arising out of said allegations or similar claims from any other customers prior to the date of the initial public offering.

    On May 26, 1993, the Company and Dresser Industries ("DI") made a cash payment, shared equally, of $115.0 million to PDP to settle all outstanding claims among the parties in this litigation. Of the $57.5 million portion of the settlement paid by the Company, the Company believes it has liability insurance coverage available to recover a significant portion of the settlement amount.

    The Company previously established a reserve for this litigation and also had access to additional third party funds from contractual arrangements. Since the Company was unable to reach timely agreement with its insurance carriers, the Company recorded a charge to earnings of $24.5 million in the quarter ended March 31, 1993, and is vigorously pursuing its legal claims against its insurance carriers.

    In this regard, Ms. E. M. Filter, a director of the Company and an executive officer of Xerox Corporation, has disclosed that two subsidiaries of Talegen Holdings, Inc., a wholly owned subsidiary of Xerox Financial Services, Inc., have been sued by the Company in connection with the litigation. On
June 17, 1991, the Company filed a Complaint against its insurers, including the two subsidiaries of Talegen Holdings, Inc., styled Baker Hughes Incorporated, et. al. v. Underwriters of Lloyds et. al. in the 333rd Judicial District Court in Harris County, Texas. At the time of the settlement with PDP, Ms. Filter advised the Company that a conflict of interest existed in this

                           BAKER HUGHES INCORPORATED

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


matter and requested exclusion from any further discussions regarding insurance coverage in connection with the PDP litigation.

GLYN SNELL

    On February 15, 1991, Glyn Snell, et. al. filed a class action suit on behalf of royalty interest owners in 238th Judicial District Court in Midland County, Texas, implicating DI, BJ, the Company and affiliates in damages to the same wells included in the PDP litigation. On September 30, 1993, the Company and DI agreed to make a cash payment, shared equally, of $15.0 million to the class pursuant to a Settlement Agreement. An Order Preliminarily Approving The Settlement, Directing Notice To The Class and Setting a Hearing on Proposed Settlement on April 18, 1994 (now postponed to June 30, 1994) was entered by the Court on October 1, 1993. The Company has adequate reserves recorded at December 31, 1993 with respect to this matter.

MISSION RESOURCES

    On June 30, 1992, the Company was notified of a suit against BJ and certain individual defendants filed by Mission Resources, Inc. - II ("Mission") in the Superior Court for the State of California for the County of Kern, alleging fraudulent misrepresentation, negligent misrepresentation, fraud, breach of contract and violations of RICO in connection with product delivery or service variances on approximately 53 well stimulation projects performed by BJ-Hughes, in Kern County in late 1983 and early 1984. Although the suit does not name the Company as a defendant, the allegations may fall within the Company's agreement, in connection with the initial public offering by BJ, to indemnify it for damages, if any, and costs of litigation arising out of any such claims. BJ has removed the case to the United States District Court for the Eastern District of California, Fresno Division. On January 27, 1994, Mission amended its complaint to include an allegation of negligence. The suit seeks general damages in the amount of at least $15.0 million and treble damages in the amount of at least $45.0 million. This case is in its early stages with no discovery on the merits having occurred. Quantification of the magnitude of damages, if any, is premature. The Company believes that this claim will not result in any material adverse effect on the Company's consolidated financial position.

DEPARTMENT OF JUSTICE INVESTIGATION

    On January 2, 1991, the Company and Hughes Christensen Company received a United States federal grand jury subpoena requesting documents relating to the marketing of tricone rock bits. Six other tricone rock bit manufacturers received similar subpoenas with respect to the same investigation being conducted by the Department of Justice.

    On July 13, 1992, pursuant to an agreement with the Justice Department, HCC pleaded guilty to a one count criminal information alleging that it had conspired to fix the price of tricone rock bits for a period of nine weeks in 1989 in violation of Section 1 of the Sherman Act. A fine of $1.0 million was imposed by the Court upon acceptance of the plea.

                           BAKER HUGHES INCORPORATED

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


    As a consequence of the Justice Department investigation, the Company and three other major producers of tricone rock bits were sued civilly by several litigants, including Red Eagle Resources Corporation Inc., alleging unspecified damages and claiming to represent a class of purchasers of such rock bits who had been damaged as a consequence of a conspiracy in violation of Section 1 of the Sherman Act. The civil suits have been consolidated in a single action in the Southern District of Texas, Houston Division. On September 8, 1992, the trial court entered an order provisionally certifying the case as a class action on behalf of all purchasers of insert and milled tooth tricone rock bits for domestic use from September 1986 to January 1992. On January 27, 1993, the Company reached an agreement with the representatives of the class plaintiffs to settle this suit for $17.5 million. On April 26, 1993, the settlement was approved by the Court and a judgement dismissing claims against the Company on behalf of the class was entered. A charge to earnings of $17.5 million was recorded in the first quarter of 1993. On September 17, 1993, the Court notified the class that an Additional Settlement Agreement had been entered into on behalf of the class with two other defendants. Because the prior settlement with the Company contained a most favored nations clause requiring a refund to the Company if a later settlement with any other defendants is more favorable, the Company received a refund of $2.1 million in the first quarter of 1994. One antitrust action by a customer who opted out of the class settlement remains pending; however, the Company believes that this claim will not result in any material adverse effect on the Company's consolidated financial position.

TRW INC.

    On May 30, 1989, TRW Inc. ("TRW") filed suit against the Company, Bird Machine Company, Inc. (a wholly owned subsidiary of the Company) ("BMC"), and Bird Incorporated (the previous parent of BMC), in the U.S. District Court for the Southern District of Texas, Houston Division, alleging breach of express warranty, fraud, and breach of a duty of good faith and fair dealing, in connection with the sale of certain disc and decanter machines sold to TRW by BMC prior to the acquisition of BMC by the Company in 1989. On April 29, 1992, the jury found that TRW had suffered damages. The District Court, on July 30, 1992, entered a final judgment in the amount of $7.7 million together with prejudgment and post-judgment interest. The United States Court of Appeals for the Fifth Circuit affirmed the District Court's decision, and denied the Company's appeal to rehear portions of the case in December 1993.
In January 1994, the Company paid $10.4 million to TRW in satisfaction of the judgment. Such amount was accrued at December 31, 1993.

OTHER

    The Company is sometimes named as a defendant in litigation relating to the products and services it provides. The Company insures against these risks to the extent deemed prudent by its management, but no assurance can be given that the nature and amount of such insurance will in every case fully indemnify the

                           BAKER HUGHES INCORPORATED

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


Company against liabilities arising out of pending and future legal proceedings relating to its ordinary business activities. However, the Company is not a party to any litigation the probable outcome of which, in the opinion of the Company's management, would have a material adverse effect on the consolidated financial position of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


BUSINESS ENVIRONMENT

    Oilfield Operations companies manufacture, sell and provide services used in the drilling, completion and maintenance of oil and gas wells. The business environment of the Company is significantly affected by worldwide expenditures of the petroleum industry. Important factors establishing the levels of these expenditures include world economic conditions, crude oil and natural gas supply and demand balances, the legislative environment in the United States and other major countries, and developments in the Middle East and other major petroleum producing regions.

ACTIVITY INDICATORS

    Crude oil and natural gas prices are a major determinant of exploration and development expenditures. (The amounts in the table below are quarter averages.)

    Quarter Ending December 31,                        1993         1992
    --------------------------------------------------------------------
    WTI ($/Bbl)                                       16.46        20.50
    U.S. Spot Natural Gas ($/mcf)                      2.03         2.15

    Oil prices weakened in the first quarter of 1994 falling $4.04/Bbl or 19.7% compared to the same period a year ago. The Company expects prices to be flat, ranging between $15 and $20/Bbl for the next several years. U.S. natural gas prices also fell, decreasing 5.6% from the prior year, but remain strong. Prices are expected to increase modestly over the next year. The Company believes that higher natural gas prices and a tightening market should stimulate exploration and development drilling directed towards natural gas.

    A more direct indicator of expenditures and drilling activity is the Baker Hughes rotary rig count. Workover activity, as measured by the U.S. workover rig count, is also an indicator of expenditure activity. (The amounts in the table below are quarter averages.)

    Quarter Ending December 31,                       1993          1992
    --------------------------------------------------------------------
    North American                                   1,089         1,005
    Non-North American                                 781           819
                                                     -----         -----
    Total Rig Count                                  1,870         1,824
                                                     =====         =====
    U.S. Workover Rig Count                          1,529         1,473
                                                     =====         =====

    Total drilling activity was 2.5% higher in the first quarter of 1994 over 1993. Activity increases in North America were offset by activity decreases in the non-North American markets.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS CONTINUED


North American Activity

    The North American rig count was up 8.4% from 1993. Activity increases in the Gulf of Mexico drove an increase in the average offshore rig count from 58 to 98 rigs -- up 69% from the first quarter of 1993. The Company benefits from offshore drilling, more so than land drilling, as this type of activity requires the premium products and services offered by the Company. An increase in Canadian activity in 1994 also contributed to the North American improvement. The primary driver in Canada was increased drilling for gas fueled by higher natural gas prices. Workover activity was up 3.8% from 1993 levels.

    The outlook for North American activity continues to be positive as the Company expects gas-directed drilling to increase over the next year. In Canada, the increase in gas-directed drilling should continue. The average U.S. workover rig count is expected to increase slightly in 1994.

Non-North American Activity

    Outside North America, activity continued to fall. The average rig count was down 4.6% from the first quarter of 1993. The fall was widespread as most regions showed a decrease in activity. Two areas of particular importance to the Company that were down significantly were the North Sea and Nigeria. The Company expects little change in international activity over the near term. Political issues and softness in crude oil prices will continue to create uncertainty in key international markets.

ACQUISITIONS AND DISPOSITIONS

    1994: In July, 1993, the Company announced that the EnviroTech Measurements & Controls ("EM&C") group of companies would no longer be considered part of its core business. In January 1994, the Company signed a definitive agreement with Thermo Electron Corporation to sell EM&C for approximately $134.0 million. The net proceeds from the disposition are expected to exceed the carrying value by a modest amount. The sale would exclude the computer peripherals business in Europe and is expected to close by March 31, 1994.

RESULTS OF OPERATIONS
                                                       Quarter Ending
    Selected Consolidated Results                       December 31,
    (In millions)                                     1993        1992
    --------------------------------------------------------------------
    Revenues                                      $    624.6  $    684.1
                                                    ========    ========
    Operating Income Before Unusual Charges             43.6        47.4
    Unusual Charge                                        -         17.5
                                                    --------    --------
    Operating Income                              $     43.6  $     29.9
                                                    ========    ========

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS CONTINUED


Revenues

    Consolidated revenues for the first quarter of 1994 decreased 8.7% compared to the same quarter last year. The quarter ended December 31, 1992 includes the results of EM&C, which had revenues of $50.0 million. Due to the pending sale of EM&C, its results are not included in the quarter ended December 31, 1993. Excluding EM&C, revenues were down 1.5%

    Oilfield Operations reported revenues of $517.9 million for the quarter, virtually unchanged from the first quarter of 1993. U.S. revenues rose 12.9% from 1993 driven by increases in U.S. offshore and Canadian drilling rig activity. However, the improvement in the North American market was offset by a decline in drilling rig activity outside of North America, most notably in geographic areas that generate meaningful profit for Oilfield Operations, specifically, the North Sea and West Africa regions.

    EnviroTech achieved revenues of $109.2 million in the first quarter of 1994 down $9.6 million from the first quarter of 1993, excluding the first quarter of 1993 results of EM&C. The decrease in worldwide activity levels in the pump and process equipment operations was the major reason for the revenue decline.

Operating Income

    Operating income increased 45.8% in the first quarter of 1994 compared to the first quarter of 1993. Results for 1993 include the impact of an unusual charge, discussed below, of $17.5 million. Excluding the unusual charge, operating income decreased 8.0%.

    Operating income for Oilfield Operations was $47.6 million, compared to $33.2 million in 1993, a 43.6% increase. Results for 1993 include the impact of a $17.5 million unusual charge. Excluding the impact of the unusual charge, Oilfield Operations' operating income decreased 6.0%. The EnviroTech group contributed operating income of $5.4 million in the first quarter of 1994, compared to $6.8 million in the first quarter of 1993. The declines in both groups were in line with the decreased revenues.

    In general, operating expenses have fluctuated within a narrow band as a percent of consolidated revenues as the Company tries to manage expenses both in absolute terms and as a function of revenues. Amortization of goodwill and other intangibles has decreased for the quarter because of the exclusion of amortization related to EM&C.

Unusual Charge

    1993: During the first quarter of 1993, the Company recognized a charge of $17.5 million relating to an agreement for the settlement of the civil antitrust litigation involving the marketing of tricone rockbits.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS CONTINUED


Interest Expense

    Interest expense in the first quarter of 1994 decreased $2.5 million from the same quarter in 1993. The decrease was attributable to lower effective interest rates offset by an increase in total debt outstanding.

Income Taxes

    The effective income tax rate for the first quarter of 1994 was 42.0% as compared to 69.9% in 1993. The effective rate in 1993 differs from the federal statutory rate due primarily to nondeductible goodwill amortization, unusual charges for which a benefit is not currently recognizable and foreign earnings taxed at higher effective tax rates. The Company determined its tax provision in 1993 under SFAS No. 96. The effective rate for 1994 differs from the federal statutory rate due primarily to nondeductible goodwill amortization, disallowance of certain expenses and foreign earnings taxed at higher effective tax rates. The Company determined its tax provision for 1994 under SFAS No. 109.

CAPITAL RESOURCES AND LIQUIDITY

Financing Activities

    Total debt outstanding at December 31, 1993 was $1,003.0 million, compared to $944.3 million at September 30, 1993. The debt to equity ratio was .636 at December 31, 1993, compared to .586 at September 30, 1993.

    The Company has increased total debt to fund operating needs while at the same time taking advantage of lower interest rates to reduce the weighted average effective interest rate on its debt portfolio. In December 1992, the Company used cash to redeem in full its 9% debentures for $18.2 million. The Company expects to use the net proceeds from the sale of EM&C to reduce debt.

    At December 31, 1993, the Company had $589.2 million of credit facilities with commercial banks, of which $414.0 million is committed. These facilities are subject to normal banking terms and conditions and do not materially restrict the Company's activities.

Investing Activities

    Net cash outflows from investing activities were $16.9 million in the first quarter of 1994 and $16.1 million in the first quarter of 1993. Property additions have decreased from $28.1 million in 1993 to $26.5 million in 1994. The ratio of capital expenditures to depreciation has decreased slightly over the same period from 82.6% to 82.0%. The Company targets a capital expenditure to depreciation ratio of approximately 80% which it believes is adequate to support current levels of operations. The majority of the capital expenditures have been in the Oilfield segment where the largest single item is the expenditure for rental tools and equipment to supplement the rental fleet. Funds provided from operations and outstanding lines of credit are expected to be more than adequate to meet future capital expenditure requirements.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS CONTINUED


Operating Activities

    Net cash outflows from operating activities were $7.2 million in the first quarter of 1994 compared to net cash inflows of $24.4 million in the first quarter of 1993. The decrease of $31.6 million in 1994 was due primarily to the build up of receivables and inventories in Oilfield Operations due to increased activity in the U.S. and Latin America compared to 1993. These uses of cash were offset to some degree by an increase in income before cumulative effect of accounting changes.

ACCOUNTING STANDARDS

Postretirement Benefits Other Than Pensions

    In December 1990, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The statement requires accrual basis accounting for future postretirement benefits rather than cash basis accounting. The Company adopted this statement effective October 1, 1993.

    The Company elected to immediately recognize the cumulative effect of the change in accounting and recorded a charge of $107.1 million ($69.6 million net of income tax benefit) in the first quarter of 1994.

Accounting for Income Taxes

    In February 1992, the FASB issued SFAS No. 109, "Accounting for Income Taxes". The statement requires an asset and liability approach for financial accounting and reporting of income taxes. The Company adopted SFAS No. 109 effective October 1, 1993, without restatement of prior years and recorded a credit to income of $25.5 million in the first quarter of 1994.

    The Company established valuation reserves for certain of its deferred tax assets which management deemed the realization was not likely to occur. In the U.S. jurisdiction, the Company has fully reserved the credit portion of all its foreign tax credit carryforwards based on a recent historical pattern of expiring foreign tax credits and the lack of foreign sourced taxable income in amounts sufficient to utilize the foreign tax credit carryforwards. The Company has also reserved the operating loss carryforwards in certain non-U.S. jurisdictions where its operations have decreased, currently ceased or the Company has withdrawn entirely.

    The Company has not established valuation reserves on its remaining deferred tax assets. Management believes that sufficient sources of taxable income will occur in the applicable future periods so that these tax assets will be utilized. This judgement is based on recent profitable operations, before unusual charges, in the appropriate jurisdictions.

    The adoption of SFAS No. 109 has the practical effect of allowing the Company to report its tax assets, net of valuation reserves, on the

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS CONTINUED


Consolidated Statement of Financial Position. Additionally, the statement allows the netting of the noncurrent deferred tax assets and liabilities within the same taxing jurisdiction. The Company has used this approach in reporting its tax accounts in the Consolidated Statement of Financial Position at December 31, 1993.

Postemployment Benefits

    In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits". The statement, like SFAS 106, requires accrual basis accounting for such benefits as opposed to cash basis accounting. The Company plans to adopt SFAS No. 112 in fiscal 1995 and immediately recognize the cumulative effect of the change in accounting. The Company currently estimates an accumulated postemployment benefit obligation at October 1, 1994 of approximately $35.0 million.

Investments in Debt and Equity Securities

    In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", that will supersede SFAS No. 12 that required marketable equity securities be carried at lower of aggregate cost or market. As it relates to the Company, SFAS No. 115 requires that investments in debt and equity securities should be reported at fair value with changes in the fair value recorded in a separate component of stockholders' equity. The Company plans to adopt SFAS No. 115 in fiscal 1995 and currently estimates it will not have a material impact on the consolidated financial statements.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

    See Note 6 of Notes to Consolidated Condensed Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

    The Company's Annual Meeting of Stockholders was held on January 26, 1994, to elect four Class III members of the Board of Directors, to approve the 1993 Stock Option Plan and the 1993 Employee Stock Bonus Plan, to consider a proposal to endorse the Code of Conduct for Businesses Operating in South Africa adopted by the South African Council of Churches, and to consider a proposal to implement and/or increase activity on the MacBride Principles with respect to the Company's operations in Northern Ireland.

    The four Class III directors who were so elected are: Gordon M. Anderson, Victor G. Beghini, Eunice M. Filter and James D. Woods. The directors whose term of office continued after the Annual Meeting are: Lester M. Alberthal, Jr., Jack S. Blanton, Harry M. Conger, Joe B. Foster, John F. Maher and Donald
C. Trauscht. Richard D. Kinder and Dana G. Mead were elected by the remaining directors in their respective classes to fill the vacancies created by the retirement of Richard M. Bressler and Kenneth L. Lay, due to the term limitation contained in the Company's Bylaws. The number of affirmative votes and the number of votes withheld for the four Class III directors so elected were:

                                                  Number of      Number of
                                                 Affirmative       Votes
                                                    Votes         Withheld
                                                 -----------     ----------
    Gordon M. Anderson                           112,408,963       629,112
    Victor G. Beghini                            112,404,538       633,537
    Eunice M. Filter                             112,410,502       627,573
    James D. Woods                               112,383,318       654,757

    The number of affirmative votes, the number of negative votes, the number of abstentions and the number of broker non-votes with respect to the 1993 Stock Option Plan, the 1993 Employee Stock Bonus Plan and each of the stockholder proposals were as follows:

                               Number of    Number of
                              Affirmative   Negative                    Broker
                                 Votes        Votes     Abstentions   Non-Votes
                              -----------  ----------   -----------  ----------
Approval of 1993
  Stock Option Plan           90,049,833    7,725,615    2,245,267   13,017,360
Approval of 1993 Employee
  Stock Bonus Plan            87,634,286   10,196,420    2,190,009   13,017,360
Proposal regarding
  South Africa                 6,016,845   79,176,756   14,827,114   13,017,360
Proposal regarding
  Northern Ireland            13,417,527   75,884,303   10,718,885   13,017,360

                      PART II. OTHER INFORMATION CONTINUED


Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         None.

    (b)  Reports on Form 8-K:

         None.

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       BAKER HUGHES INCORPORATED
                                             (Registrant)




Date:  February 14, 1994               By  /s/FRANKLIN MYERS
                                       ------------------------------------
                                         Vice President and General Counsel




Date:  February 14, 1994               By  /s/JAMES E. BRAUN
                                      -------------------------------------
                                         Controller