Form 10-Q
period 1994-03-31
BAKER HUGHES INC
filed 1994-05-13
CIK 808362

- - -------------------------------------------------------------------------------


                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -----------------------------

              X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1994

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934


                         -----------------------------

                         Commission file number 1-9397

                         -----------------------------

                           BAKER HUGHES INCORPORATED
             (Exact name of registrant as specified in its charter)


             Delaware                                         76-0207995
(State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                       Identification No.)
 3900 Essex Lane, Houston, Texas                                77027
(Address of principal executive offices)                      (Zip code)

      Registrant's telephone number, including area code:  (713) 439-8600

                         -----------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                            Outstanding at April 30, 1994
              -----                            -------------------------------

Common Stock, $1.00 par value per share              140,475,000 shares


- - -------------------------------------------------------------------------------

                           BAKER HUGHES INCORPORATED




                                     INDEX


                                                                         Page
                                                                          No.
                                                                         ----
Part I - Financial Information:


    Consolidated Condensed Statements of Operations - Three Months
         and Six Months ended March 31, 1994 and 1993...................   2

    Consolidated Condensed Statements of Financial
         Position - March 31, 1994 and September 30, 1993...............   3

    Consolidated Condensed Statements of Cash Flows -
         Six months ended March 31, 1994 and 1993.......................   5

    Notes to Consolidated Condensed Financial Statements................   6

    Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................  13


Part II - Other Information.............................................  20

                         PART I.  FINANCIAL INFORMATION
                           BAKER HUGHES INCORPORATED
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                     Three Months Ended     Six Months Ended
                                           March 31,             March 31,
                                        1994       1993       1994       1993
REVENUES:                           --------------------  --------------------
   Sales.......................... $  453,305 $  505,428 $  886,787 $  999,020
   Services and rentals...........    196,711    187,021    387,791    377,502
                                    ---------  ---------  ---------  ---------
       Total revenues.............    650,016    692,449  1,274,578  1,376,522
COSTS AND EXPENSES:                 ---------  ---------  ---------  ---------
   Cost of sales..................    269,896    300,254    521,827    596,883
   Cost of services and rentals...     93,765     96,083    190,645    194,812
   Research and engineering.......     23,995     25,794     47,420     52,201
   Marketing and field service....    147,613    154,211    295,057    308,577
   General and administrative.....     51,605     50,448    104,920    101,629
   Amortization of goodwill and
     other intangibles............      7,504      9,159     15,465     18,505
   Unusual charges................                24,500                42,000
                                    ---------  ---------  ---------  ---------
       Total costs and expenses...    594,378    660,449  1,175,334  1,314,607
                                    ---------  ---------  ---------  ---------
Operating income..................     55,638     32,000     99,244     61,915
Interest expense..................     16,588     18,798     31,779     36,460
Interest income...................     (1,102)    (1,862)    (1,788)    (3,573)
                                    ---------  ---------  ---------  ---------
Income before income taxes........     40,152     15,064     69,253     29,028
Income taxes......................     16,864     12,265     29,086     22,019
                                    ---------  ---------  ---------  ---------
Income before cumulative effect
  of accounting changes...........     23,288      2,799     40,167      7,009
                                                          ---------
Cumulative effect of accounting
  changes:
   Income taxes...................                           25,455
   Postretirement benefits other
     than pensions (net of $37.5
     million income tax benefit)..                          (69,620)
                                                          ---------
       Accounting changes - net...                          (44,165)
                                    ---------  ---------  ---------  ---------
Net income (loss)................. $   23,288 $    2,799 $   (3,998)$    7,009
Per share of Common Stock:          =========  =========  =========  =========
   Income before cumulative effect
     of accounting changes........ $      .14 $      .00 $      .24 $      .01
   Cumulative effect of accounting
     changes......................                             (.32)
                                    ---------  ---------  ---------  ---------
   Net income (loss).............. $      .14 $      .00 $     (.08)$      .01
                                    =========  =========  =========  =========
Cash dividends per share of common
  stock........................... $     .115 $     .115 $      .23 $      .23
                                    =========  =========  =========  =========
     See accompanying notes to consolidated condensed financial statements.

                           BAKER HUGHES INCORPORATED
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)


                                     ASSETS

                                                      March 31,   September 30,
                                                        1994          1993
                                                     ----------    ----------

CURRENT ASSETS:
   Cash and cash equivalents....................... $    13,515   $     6,992
                                                     ----------    ----------
   Receivables - net...............................     564,329       619,953
                                                     ----------    ----------
   Inventories:
       Finished goods..............................     505,217       467,806
       Work in process.............................      55,694        68,408
       Raw materials...............................      89,116       102,926
                                                     ----------    ----------
           Total inventories.......................     650,027       639,140
                                                     ----------    ----------
   Net assets of business held for sale............     111,070       126,430
                                                     ----------    ----------
   Deferred income taxes...........................      55,500         2,990
                                                     ----------    ----------
   Other current assets............................      31,028        21,301
                                                     ----------    ----------
           Total current assets....................   1,425,469     1,416,806
                                                     ----------    ----------
PROPERTY - NET.....................................     590,395       661,463
                                                     ----------    ----------
OTHER ASSETS:
   Property held for disposal......................      79,841        72,717
   Investments.....................................     100,285        98,864
   Notes receivable................................      21,528        25,486
   Other assets....................................      59,225        53,934
   Excess costs arising from acquisitions - net....     808,324       814,070
                                                     ----------    ----------
           Total other assets......................   1,069,203     1,065,071
                                                     ----------    ----------
               Total............................... $ 3,085,067   $ 3,143,340
                                                     ==========    ==========











     See accompanying notes to consolidated condensed financial statements.

                           BAKER HUGHES INCORPORATED
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      March 31,   September 30,
                                                        1994          1993
                                                     ----------    ----------

CURRENT LIABILITIES:
   Accounts payable................................ $   200,791   $   249,781
   Short-term borrowings and current
     portion of long-term debt.....................       6,699         8,448
   Accrued employee compensation and benefits......     110,011        95,303
   Taxes other than income.........................      18,938        22,552
   Accrued insurance...............................      22,449        20,554
   Accrued interest................................      16,320        11,529
   Income taxes....................................      16,757        15,322
   Other accrued liabilities.......................      68,659        72,348
                                                     ----------    ----------
           Total current liabilities...............     460,624       495,837
                                                     ----------    ----------
LONG-TERM DEBT.....................................     855,951       935,846
                                                     ----------    ----------
DEFERRED INCOME TAXES..............................      51,446        78,306
                                                     ----------    ----------
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS........      99,832
                                                     ----------
OTHER LONG-TERM LIABILITIES........................      22,295        22,703
                                                     ----------    ----------
STOCKHOLDERS' EQUITY:
   Preferred stock.................................       4,000         4,000
   Common stock....................................     140,443       140,437
   Capital in excess of par value..................   1,466,501     1,444,549
   Retained earnings...............................     116,977       159,277
   Cumulative foreign currency translation
     adjustment....................................    (133,002)     (137,615)
                                                     ----------    ----------
           Total stockholders' equity..............   1,594,919     1,610,648
                                                     ----------    ----------
               Total............................... $ 3,085,067   $ 3,143,340
                                                     ==========    ==========











     See accompanying notes to consolidated condensed financial statements.

                           BAKER HUGHES INCORPORATED
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                          Six Months Ended
                                                              March 31,
                                                         1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES:                 --------       --------
Net income (loss)..................................  $  (3,998)     $   7,009
Adjustments to reconcile net income (loss) to net
  cash flows from operating activities:
  Depreciation and amortization of:
    Property.......................................     65,387         68,754
    Other assets and debt discount.................     23,513         21,909
  Gain on disposal of assets.......................     (5,014)        (6,443)
  Gain on disposition of EM&C......................     (8,550)
  Foreign currency translation loss - net..........          9             11
  Cumulative effect of accounting changes..........     44,165
  Changes in assets and liabilities:
    Change in receivables..........................     17,712        (46,140)
    Change in inventories..........................    (58,736)       (16,685)
    Change in accounts payable.....................    (23,310)        (5,918)
    Changes in other assets and liabilities........    (13,367)         3,167
                                                      --------       --------
Net cash flows from operating activities...........     37,811         25,664
                                                      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions...............................    (56,613)       (58,929)
  Proceeds from disposal of assets.................     16,132         19,916
  Proceeds from disposition of EM&C................    128,389
                                                      --------       --------
Net cash flows from investing activities...........     87,908        (39,013)
                                                      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) from commercial paper
    and revolving credit facilities................    (81,540)        79,019
  Redemption of debentures.........................                   (21,361)
  Proceeds from exercise of stock options
    and stock purchase grants......................         62          1,904
  Dividends........................................    (38,302)       (37,900)
                                                      --------       --------
Net cash flows from financing activities...........   (119,780)        21,662
                                                      --------       --------
Effect of exchange rate changes on cash............        584         (3,698)
                                                      --------       --------
Increase in cash and cash equivalents..............      6,523          4,615
Cash and cash equivalents, beginning of
  period...........................................      6,992          6,692
                                                      --------       --------
Cash and cash equivalents, end of period...........  $  13,515      $  11,307
                                                      ========       ========

Income taxes paid..................................  $  23,020      $  19,188
Interest paid......................................  $  24,402      $  30,317

     See accompanying notes to consolidated condensed financial statements.

                           BAKER HUGHES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1. General

    In the opinion of the Company, the unaudited consolidated condensed financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the Company's consolidated financial position as of March 31, 1994 and 1993 and its consolidated results of operations and cash flows for each of the three and six month periods ended March 31, 1994 and 1993. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (See the Company's Annual Report on Form 10-K for the year ended September 30, 1993 for the most recent annual financial statements prepared in accordance with generally accepted accounting principles). Certain balances on the Consolidated Statement of Financial Position at September 30, 1993 have been reclassified to conform to the March 31, 1994 presentation. The results of operations for the three and six months ended March 31, 1994 are not necessarily indicative of the results to be expected for the full year.

Note 2.  Income(Loss) Per Common Share

    Net income (loss) per common share is based on the weighted average number of shares outstanding during the respective periods (three months ended
March 31, 1994 and 1993, 140,443,000 and 138,794,000, respectively; six months ended March 31, 1994 and 1993, 140,442,000, and 138,722,000, respectively) and excludes the negligible dilutive effect of shares issuable in connection with employee stock plans. Net income (loss) per common share has been adjusted for dividends on preferred stock of $3.0 million and $6.0 million for the three months and six months ended March 31, 1994 and 1993, respectively.

Note 3. Income Taxes

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

    Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and
(b) operating loss and tax credit carryforwards. The tax effects of the Company's temporary differences and carryforwards at October 1, 1993 are as follows (in thousands):

                           BAKER HUGHES INCORPORATED

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


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

    As a result of applying SFAS No. 109, previously unrecorded deferred tax assets related to net deductible temporary differences, tax credit carryforwards and operating loss carryforwards were recognized at October 1, 1993 as part of the cumulative effect of adopting the statement. Under prior accounting, a part of these benefits would have been recognized as a reduction of income tax expense in the period utilized. This is evident in the effective tax rate, adjusted for the unusual charges, for the three months and six months ended March 31, 1993 of 31.0%. Accordingly, the adoption of SFAS No. 109 at the beginning of 1994 had the effect of increasing the effective tax rate for the three months and six months ended March 31, 1994 to 42.0%.

    The provision for income tax expense for the three months ended
March 31, 1994 was $16.9 million, of which $2.8 million and $14.1 million is current and deferred expense, respectively. The provision for income tax expense for the six months ended March 31, 1994 was $29.1 million, of which $10.1 million and $19.0 million is current and deferred expense, respectively.

                           BAKER HUGHES INCORPORATED

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


    In conjunction with the adoption of SFAS No. 109, a benefit of $21.9 million was allocated to capital in excess of par value in the first quarter of 1994, which reflects the cumulative tax effect of stock options exercised by employees of the Company for which the Company has taken tax deductions in its federal tax return.

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

Note 4. Postretirement Benefits Other than Pensions

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
                                                         ========

                           BAKER HUGHES INCORPORATED

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


    Net periodic postretirement benefit cost for 1994 (in thousands):

                                         Three Months Ended    Six Months Ended
                                           March 31, 1994       March 31, 1994
                                         ------------------    ----------------
         Service cost of benefits earned
           during the quarter                $   325              $   650
         Interest cost on APBO                 1,875                3,750
                                              ------               ------
         Net postretirement benefit cost     $ 2,200              $ 4,400
                                              ======               ======

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

Note 5. Dispositions

    In March 1994, the Company announced its intent to dispose of the EnviroTech Pumpsystems ("EPS") group of companies. EPS provides a variety of specialized pumps to the mineral, mining, chemical, petro-chemical and municipal markets. The decision to divest EPS is part of a continuing review of the Company's core product and service competencies. Accordingly, the net assets of the EPS operations have been classified as a current asset at March 31, 1994, anticipating that the disposition will occur within twelve months. EPS provided revenues and profits of $213.0 million and $15.0 million, respectively, in the fiscal year 1993. The proceeds from any disposition would be redeployed in a manner that will prevent dilution to future earnings. Such action could include reduction of debt by repurchase or repayment.

    In July 1993, the Company announced that the EnviroTech Measurements & Controls ("EM&C") group of companies would no longer be considered part of its core business. In March 1994, the Company completed the sale of EM&C. The sale provided $128.4 million in cash and resulted in a pre-tax gain of $8.6 million. The sale excluded the computer peripherals business in Europe operated under the name of Tracor Europa.

Note 6. Unusual Charge

    During the first quarter of 1993, the Company recognized an unusual charge of $17.5 million in connection with reaching an agreement with representatives of the class plaintiffs for the settlement of a class action civil antitrust lawsuit concerning the marketing of tricone rock bits. A cash payment was made in April 1993 of $17.5 million. See Note 7.

                           BAKER HUGHES INCORPORATED

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


    During the second quarter of fiscal 1993, the Company, along with Dresser Industries and Parker & Parsley Petroleum Development Incorporated, entered into a Memorandum of Understanding covering the settlement of all outstanding litigation among the parties. In recognition of settlement, the Company recorded an unusual charge of $24.5 million. A cash payment was made for the Company's portion in May 1993 of $57.5 million. See Note 7.

Note 7. Litigation

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

    On May 26, 1993, the Company and Dresser Industries ("DI") made a cash payment, shared equally, of $115.0 million to PDP to settle all outstanding claims among the parties in this litigation. The Company previously established a reserve for this litigation and also had access to additional third party funds from contractual arrangements. Since the Company was unable to reach timely agreement with its insurance carriers, the Company recorded a charge to earnings of $24.5 million in the quarter ended March 31, 1993. In April 1994 a settlement was reached with the insurance carriers. A recovery of approximately $20 million, net of expenses, is expected to be received in May 1994. This gain will be recorded in the quarter ending June 30, 1994.

    In this regard, Ms. E. M. Filter, a director of the Company and an executive officer of Xerox Corporation, had disclosed that two subsidiaries of Talegen Holdings, Inc., a wholly owned subsidiary of Xerox Financial Services, Inc., had been sued by the Company in connection with the litigation. On
June 17, 1991, the Company filed a Complaint against its insurers, including the two subsidiaries of Talegen Holdings, Inc., styled Baker Hughes Incorporated, et. al. v. Underwriters of Lloyds et. al. in the 333rd Judicial District Court in Harris County, Texas. At the time of the settlement with PDP, Ms. Filter advised the Company that a conflict of interest existed in this matter and requested exclusion from any further discussions regarding insurance coverage in connection with the PDP litigation.

GLYN SNELL

    On February 15, 1991, Glyn Snell, et. al. filed a class action suit on behalf of royalty interest owners in 238th Judicial District Court in Midland

                           BAKER HUGHES INCORPORATED

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


County, Texas, implicating DI, BJ, the Company and affiliates in damages to the same wells included in the PDP litigation. On September 30, 1993, the Company and DI agreed to make a cash payment, shared equally, of $15.0 million to the class pursuant to a Settlement Agreement. An Order Preliminarily Approving The Settlement, Directing Notice To The Class and Setting a Hearing on Proposed Settlement on April 18, 1994 (now postponed to June 30, 1994) was entered by the Court on October 1, 1993. The Company has adequate reserves recorded at March 31, 1994 with respect to this matter.

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

    As a consequence of the Justice Department investigation, the Company and three other major producers of tricone rock bits were sued civilly by several litigants, including Red Eagle Resources Corporation Inc., alleging unspecified damages and claiming to represent a class of purchasers of such rock bits who had been damaged as a consequence of a conspiracy in violation of Section 1 of the Sherman Act. The civil suits have been consolidated in a single action in the Southern District of Texas, Houston Division. On September 8, 1992, the trial court entered an order provisionally certifying the case as a class action on behalf of all purchasers of insert and milled tooth tricone rock bits

                           BAKER HUGHES INCORPORATED

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


for domestic use from September 1986 to January 1992. On January 27, 1993, the Company reached an agreement with the representatives of the class plaintiffs to settle this suit for $17.5 million. On April 26, 1993, the settlement was approved by the Court and a judgement dismissing claims against the Company on behalf of the class was entered. A charge to earnings of $17.5 million was recorded in the first quarter of 1993. On September 17, 1993, the Court notified the class that an Additional Settlement Agreement had been entered into on behalf of the class with two other defendants. Because the prior settlement with the Company contained a most favored nations clause requiring a refund to the Company if a later settlement with any other defendants is more favorable, the Company received a refund of $2.1 million in the first quarter of 1994. One antitrust action by a customer who opted out of the class settlement remains pending. This customer's claim represented four percent of the original class.

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

Note 8. Debt

    In March 1994, the Company entered into an interest rate swap that will begin in October 1994 and mature in January 2000. Under the terms of the swap, the Company will receive a fixed rate of interest and pay a floating rate of interest on a notional amount of $93.0 million.

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

ACTIVITY INDICATORS

    Crude oil and natural gas prices are a major determinant of exploration and development expenditures. (The amounts in the table below are quarter averages for the period.)
                                         Three Months Ended    Six Months Ended
                                              March 31,            March 31,
                                           1994      1993       1994      1993
    ---------------------------------------------------------------------------
    WTI ($/Bbl)                           14.79     19.89      15.56     20.20
    U.S. Spot Natural Gas ($/mcf)          2.19      1.89       2.11      2.02

    Oil prices weakened in the second quarter and first six months of 1994 falling $5.10/Bbl or 25.6% and $4.64/Bbl or 23.0%, respectively, compared to the same periods a year ago. The Company expects prices to be flat, ranging between $15 and $20/Bbl for the next several years. U.S. natural gas prices strengthened in 1994, increasing 15.9% for the quarter and 4.5% for the six months. Prices are expected to increase modestly over the next year. The Company believes that higher natural gas prices and a tightening market should stimulate exploration and development drilling directed towards natural gas.

    A more direct indicator of expenditures and drilling activity is the Baker Hughes rotary rig count. Workover activity, as measured by the U.S. workover rig count, is also an indicator of expenditure activity. (The amounts in the table below are quarter averages for the period.)

                                         Three Months Ended    Six Months Ended
                                              March 31,            March 31,
                                           1994      1993       1994      1993
    ---------------------------------------------------------------------------
    North American                        1,052       914      1,072       959
    Non-North American                      749       764        764       789
                                          -----     -----      -----     -----
    Total Rig Count                       1,801     1,678      1,836     1,748
                                          =====     =====      =====     =====
    U.S. Workover Rig Count               1,309     1,340      1,419     1,407
                                          =====     =====      =====     =====

    Total drilling activity was 7.3% higher in the second quarter of 1994 and 5.0% higher in the first six months of 1994 when compared to the same periods in 1993. Activity increases in North America were offset by activity decreases in the non-North American markets.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS CONTINUED


North American Activity

    The North American rig count was up 15.1% for the quarter and 11.8% for the six months. Activity increases in the Gulf of Mexico drove an increase in the average offshore rig count from 68 to 97 rigs -- up 42.6% from the second quarter of 1993 and from 63 to 98 rigs -- up 55.6% from the first six months of 1993. The Company benefits from offshore drilling, more so than land drilling, as this type of activity requires the premium products and services offered by the Company. The Canadian operations were also favorably impacted by the increase in gas drilling as Canadian rig activity was up 37.8% and 51.1% for the quarter and six months year over year. U.S. workover activity was down 2.3% for the quarter and up .9% for the six months from 1993 levels.

    The outlook for North American activity continues to be positive as the Company expects gas-directed drilling to increase over the next year. In Canada, the increase in gas-directed drilling should continue. The average U.S. workover rig count is expected to increase slightly in 1994.

Non-North American Activity

    Outside North America, activity continued to fall. The average rig count was down 2.0% for the quarter and 3.2% for the six months. The fall was widespread as most regions showed a decrease in activity. Two areas of particular importance to the Company that were down significantly were Italy and Nigeria. The Company expects little change in international activity over the near term. Political issues and softness in crude oil prices will continue to create uncertainty in key international markets.

DISPOSITIONS

    In March 1994, the Company announced its intent to dispose of the EnviroTech Pumpsystems ("EPS") group of companies. EPS provides a variety of specialized pumps to the mineral, mining, chemical, petro-chemical and municipal markets. The decision to divest EPS is part of a continuing review of the Company's core product and service competencies. Accordingly, the net assets of the EPS operations have been classified as a current asset at March 31, 1994, anticipating that the disposition will occur within twelve months. EPS provided revenues and profits of $210.0 million and $15.0 million, respectively, in the fiscal year 1993. The proceeds from any disposition would be redeployed in a manner that will prevent dilution to future earnings. Such action could include reduction of debt by repurchase or repayment.

    In July, 1993, the Company announced that the EnviroTech Measurements & Controls ("EM&C") group of companies would no longer be considered part of its core business. In March 1994, the Company completed the sale of EM&C. The sale provided $128.4 million in cash and resulted in a pre-tax gain of $8.6 million. The sale excluded the computer peripherals business in Europe operated under the name of Tracor Europa.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS CONTINUED


RESULTS OF OPERATIONS
                                         Three Months Ending  Six Months Ending
    Selected Consolidated Results              March 31,           March 31,
    (In millions)                           1994      1993      1994      1993
    ---------------------------------------------------------------------------
    Revenues                             $  650.0  $  692.4  $1,274.6  $1,376.5
                                          =======   =======   =======   =======
    Operating Income Before Unusual
      Charges                                55.6      56.5      99.2     103.9
    Unusual Charge                                     24.5                42.0
                                          -------   -------   -------   -------
    Operating Income                     $   55.6  $   32.0  $   99.2  $   61.9
                                          =======   =======   =======   =======

Revenues

    Consolidated revenues for the three months and six months ended March 31, 1994 decreased 6.1% and 7.4%, respectively, compared to the same periods last year. The quarter and six months ended March 31, 1993 include the results of EM&C revenues of $48.9 million and $92.1 million, respectively. Excluding EM&C, revenues were up 1.0% for the quarter with virtually no change for the six months. Sales revenues were down in the 1994 periods because of the sale of EM&C and decreases in EnviroTech Process Equipment and EPS. Process Equipment and EPS operations consist primarily of sales revenue. The services and rentals revenue increases result from the Oilfield Operations.

    Oilfield Operations reported revenues of $531.8 million for the quarter, compared to $513.2 million for the 1993 quarter, an increase of $18.6 million. Revenues for the six months increased $19.6 million to $1.05 billion compared to 1993. Much of the improvement in both sales and service and rental revenues is attributable to increased drilling activity in the Western Hemisphere fueled by higher natural gas prices, specifically U.S. offshore and Canada. Latin America's improved business and economic climate coupled with the development of several large projects, has resulted in higher sales and service and rental revenues in this region as well. However, much of the improvement in the Western Hemisphere markets was offset by declines in the European and West Africa Markets, most notably in geographic areas where Oilfield Operations enjoys significant revenue on a per rig basis.

    The operations of the EnviroTech group which currently consist of the EnviroTech Process Equipment group of companies had revenues of $59.5 million for the second quarter of 1994, down $13.4 million from 1993, and $118.3 million for the first six months of 1994, down $18.6 million from 1993. These results exclude EM&C, which was sold during the quarter, as well as EPS due to the planned sale of this business. Political uncertainty in the countries of the former Soviet Union and several large project deferrals due to financing delays are the major factors in the sales and services and rentals decline.

    Revenues from businesses held for sale, which consist primarily of the EPS group of companies, were $61.3 million for the quarter, down 8.4%, and $111.6 million for the six months, down 8.8%. The decrease is due primarily to the general weakness in the worldwide economy and several large orders in the prior year.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS CONTINUED


Operating Income

    Operating income increased 73.8% in the second quarter of 1994 compared to 1993. Results for 1993 include the impact of an unusual charge, discussed below, of $24.5 million. Excluding the unusual charge, operating income decreased 1.6%. Operating income increased 60.3% in the first six months of 1994 compared to 1993. Results for 1993 include the impact of unusual charges, discussed below, of $42.0 million. Excluding the unusual charges, operating income decreased 4.5%.

    Cost of sales, cost of services and rentals, research and engineering expenses and marketing and field service expenses decreased in the 1994 periods in line with the revenue decreases. General and administrative expenses, which are less sensitive to changes in revenue, increased in 1994. The increase is due primarily to a net gain of $2.0 million recorded in the second quarter of 1993 in connection with the termination of a defined benefit pension plan. Amortization of goodwill and other intangibles has decreased because of the sale of EM&C.

    Operating income for Oilfield Operations was $52.8 million for the quarter, compared to $51.7 million in 1993, a 2.1% increase. Operating income for the six months was $100.6 million, compared to $84.3 million in 1993, a 19.3% increase. Results for the first six months of 1993 include the impact of a $17.5 million unusual charge. Excluding the impact of the unusual charge, Oilfield Operations' operating income for the six months decreased 1.2%. The EnviroTech group contributed operating income of $3.1 million in the second quarter of 1994, compared to $4.8 million in the second quarter of 1993. Operating income for the six months was $5.1 million, compared to $7.3 million in 1993.

    Operating income for businesses held for sale was $4.9 million for the quarter, down $1.8 million, and $8.4 million for the six months, down $3.6 million.

    Offsetting the $8.6 million gain recorded on the sale of EM&C, the Company provided a reserve of $4.4 million to discontinue certain Oilfield Operations in Mexico, recorded a $2.1 million provision to writedown certain excess facilities to their net realizable value and accrued $2.0 million for certain litigation.

Unusual Charge

    1993: During the first quarter of 1993, the Company recognized a charge of $17.5 million relating to an agreement for the settlement of the civil antitrust litigation involving the marketing of tricone rockbits. During the second quarter of fiscal 1993, the Company, along with Dresser Industries and Parker & Parsley Petroleum Development Incorporated, entered into a Memorandum of Understanding covering the settlement of all outstanding litigation among the parties. In recognition of settlement, the Company recorded an unusual charge of $24.5 million.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS CONTINUED


Interest Expense

    Interest expense in the second quarter of 1994 decreased $2.2 million from the same quarter a year ago. Interest expense for the first six months of 1994 decreased $4.7 million compared to 1993. The decreases are attributable to lower effective interest rates coupled with a decrease in total debt outstanding.

Income Taxes

    The effective income tax rate for the second quarter and first six months of 1994 was 42.0% as compared to 81.4% and 75.9%, respectively, in 1993. The effective rate in 1993 differs from the federal statutory rate due primarily to nondeductible goodwill amortization, unusual charges for which a benefit is not currently recognizable and foreign earnings taxed at higher effective tax rates. The Company determined its tax provision in 1993 under SFAS No. 96.
The effective rate for 1994 differs from the federal statutory rate due primarily to nondeductible goodwill amortization, disallowance of certain expenses and foreign earnings taxed at higher effective tax rates. The Company determined its tax provision for 1994 under SFAS No. 109.

CAPITAL RESOURCES AND LIQUIDITY

Financing Activities

    Net cash outflows from financing activities were $119.8 million in the first six months of 1994 compared to cash inflows of $21.7 million in the first six months of 1993. The Company used the proceeds from the sale of EM&C to reduce debt levels. Borrowings were used in 1993 to fund operating needs. In December 1992, the Company used cash to redeem in full its 9% debentures for $18.2 million.

    Total debt outstanding at March 31, 1994 was $862.7 million, compared to $944.3 million at September 30, 1993. The debt to equity ratio was .541 at March 31, 1994, compared to .586 at September 30, 1993.

    At March 31, 1994, the Company had $514.2 million of credit facilities with commercial banks, of which $346.9 million is committed. These facilities are subject to normal banking terms and conditions and do not materially restrict the Company's activities.

Investing Activities

    Net cash inflows from investing activities were $87.9 million in the first six months of 1994 compared to cash outflows of $39.0 million in the first six months of 1993. The sale of EM&C in March 1994 provided $128.4 million in cash. Property additions have decreased from $58.9 million in 1993 to $56.6 million in 1994. The ratio of capital expenditures to depreciation has increased slightly over the same period from 85.7% to 86.6%. The Company targets a capital expenditure to depreciation ratio of approximately 80% which

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS CONTINUED


it believes is adequate to support current levels of operations. The majority of the capital expenditures have been in the Oilfield segment where the largest single item is the expenditure for rental tools and equipment to supplement the rental fleet. Funds provided from operations and outstanding lines of credit are expected to be more than adequate to meet future capital expenditure requirements.

Operating Activities

    Net cash inflows from operating activities were $37.8 million in the first six months of 1994 compared to $25.7 million in the first six months of 1993. The increase of $12.1 million in 1994 was due primarily to the collection of receivables and an increase in income before cumulative effect of accounting changes. These sources of cash were offset to some degree by the build up of inventories in Oilfield Operations due to increased activity in the U.S. and Latin America compared to 1993.

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

    The Company has not established valuation reserves on its remaining

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS CONTINUED


deferred tax assets. Management believes that sufficient sources of taxable income will occur in the applicable future periods so that these tax assets will be utilized. This judgement is based on recent profitable operations, before unusual charges, in the appropriate jurisdictions.

    The adoption of SFAS No. 109 has the practical effect of allowing the Company to report its tax assets, net of valuation reserves, on the Consolidated Statement of Financial Position. Additionally, the statement allows the netting of the noncurrent deferred tax assets and liabilities within the same taxing jurisdiction. The Company has used this approach in reporting its tax accounts in the Consolidated Statement of Financial Position at March 31, 1994.

Postemployment Benefits

    In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits". The statement, like SFAS 106, requires accrual basis accounting for such benefits as opposed to cash basis accounting. The Company plans to adopt SFAS No. 112 in fiscal 1995 and immediately recognize the cumulative effect of the change in accounting. The Company currently estimates an accumulated postponement benefit obligation at October 1, 1994 of approximately $23.0 million. The reduction in the Company's estimate from the first quarter of 1994 of $35.0 million is the result of recent legislation stating that Medicare benefits would be the primary coverage for certain disabled employees covered by the Company's long-term disability plan.

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

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

    See Note 7 of Notes to Consolidated Condensed Financial Statements.

Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         None.

    (b)  Reports on Form 8-K:

         None.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       BAKER HUGHES INCORPORATED
                                             (Registrant)




Date:  May 13, 1994                    By  /s/FRANKLIN MYERS
                                       ------------------------------------
                                         Vice President and General Counsel




Date:  May 13, 1994                    By  /s/JAMES E. BRAUN
                                       ------------------------------------
                                         Controller