Form 10-Q
period 1994-06-30
BAKER HUGHES INC
filed 1994-08-12
CIK 808362

- - -------------------------------------------------------------------------------


                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -----------------------------

              X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1994

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934


                         -----------------------------

                         Commission file number 1-9397

                         -----------------------------

                           BAKER HUGHES INCORPORATED
             (Exact name of registrant as specified in its charter)


             Delaware                                         76-0207995
(State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                       Identification No.)
 3900 Essex Lane, Houston, Texas                                77027
(Address of principal executive offices)                      (Zip code)

      Registrant's telephone number, including area code:  (713) 439-8600

                         -----------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                            Outstanding at July 31, 1994
              -----                            -------------------------------

Common Stock, $1.00 par value per share              140,879,800 shares


- - -------------------------------------------------------------------------------

                           BAKER HUGHES INCORPORATED




                                     INDEX


                                                                         Page
                                                                          No.
                                                                         ----
Part I - Financial Information:


    Consolidated Condensed Statements of Operations - Three Months
         and Nine Months ended June 30, 1994 and 1993...................   2

    Consolidated Condensed Statements of Financial
         Position - June 30, 1994 and September 30, 1993................   4

    Consolidated Condensed Statements of Cash Flows -
         Nine months ended June 30, 1994 and 1993.......................   6

    Notes to Consolidated Condensed Financial Statements................   7

    Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................  15


Part II - Other Information.............................................  23

                         PART I.  FINANCIAL INFORMATION
                           BAKER HUGHES INCORPORATED
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                     Three Months Ended     Nine Months Ended
                                           June 30,              June 30,
                                        1994       1993       1994       1993
                                    --------------------  --------------------
REVENUES:
   Sales.......................... $  400,324 $  475,322 $1,287,111 $1,474,342
   Services and rentals...........    190,208    195,094    577,999    572,596
                                    ---------  ---------  ---------  ---------
       Total revenues.............    590,532    670,416  1,865,110  2,046,938
                                    ---------  ---------  ---------  ---------
COSTS AND EXPENSES:
   Cost of sales..................    231,771    281,727    753,598    878,610
   Cost of services and rentals...     96,961    102,223    287,606    297,035
   Research and engineering.......     22,641     26,067     70,061     78,268
   Marketing and field service....    138,866    156,269    433,923    464,846
   General and administrative.....     45,140     48,991    150,060    150,620
   Amortization of goodwill and
     other intangibles............      7,572      9,345     23,037     27,850
   Unusual charges (credit).......    (19,281)              (19,281)    42,000
   Operating income of business
     held for sale................     (6,005)               (6,005)
                                    ---------  ---------  ---------  ---------
       Total costs and expenses...    517,665    624,622  1,692,999  1,939,229
                                    ---------  ---------  ---------  ---------
Operating income..................     72,867     45,794    172,111    107,709
Interest expense..................     16,170     15,639     47,949     52,099
Interest income...................       (501)    (1,408)    (2,289)    (4,981)
                                    ---------  ---------  ---------  ---------
Income before income taxes........     57,198     31,563    126,451     60,591
Income taxes......................     22,759      7,732     51,845     29,751
                                    ---------  ---------  ---------  ---------
Income before extraordinary loss
  and cumulative effect of
  accounting changes..............     34,439     23,831     74,606     30,840
                                                          ---------
Extraordinary loss (net of $6.3
  million income tax benefit).....    (11,788)              (11,788)
                                                          ---------
Cumulative effect of accounting
  changes:
   Income taxes...................                           25,455
   Postretirement benefits other
     than pensions (net of $37.5
     million income tax benefit)..                          (69,620)
                                                          ---------
       Accounting changes - net...                          (44,165)
                                    ---------  ---------  ---------  ---------
Net income........................ $   22,651 $   23,831 $   18,653 $   30,840
                                    =========  =========  =========  =========

     See accompanying notes to consolidated condensed financial statements.

                         PART I.  FINANCIAL INFORMATION
                           BAKER HUGHES INCORPORATED
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (CONTINUED)


                                     Three Months Ended     Nine Months Ended
                                           June 30,              June 30,
                                        1994       1993       1994       1993
                                    --------------------  --------------------

Per share of Common Stock:

   Income before extraordinary loss
     and cumulative effect of
     accounting changes........... $      .22 $      .15 $      .46 $      .16

   Extraordinary loss.............       (.08)                 (.08)

   Cumulative effect of accounting
     changes......................                             (.32)
                                    ---------  ---------  ---------  ---------
   Net income..................... $      .14 $      .15 $      .06 $      .16
                                    =========  =========  =========  =========
Cash dividends per share of common
  stock........................... $     .115 $     .115 $     .345 $     .345
                                    =========  =========  =========  =========





























     See accompanying notes to consolidated condensed financial statements.

                           BAKER HUGHES INCORPORATED
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)


                                     ASSETS

                                                      June 30,    September 30,
                                                        1994          1993
                                                     ----------    ----------

CURRENT ASSETS:
   Cash and cash equivalents....................... $    40,131   $     6,992
                                                     ----------    ----------
   Receivables - net...............................     600,492       619,953
                                                     ----------    ----------
   Inventories:
       Finished goods..............................     534,146       467,806
       Work in process.............................      52,688        68,408
       Raw materials...............................      79,425       102,926
                                                     ----------    ----------
           Total inventories.......................     666,259       639,140
                                                     ----------    ----------
   Net assets of business held for sale............     104,137       126,430
                                                     ----------    ----------
   Deferred income taxes...........................      50,382         2,990
                                                     ----------    ----------
   Other current assets............................      34,723        21,301
                                                     ----------    ----------
           Total current assets....................   1,496,124     1,416,806
                                                     ----------    ----------
PROPERTY - NET.....................................     573,327       661,463
                                                     ----------    ----------
OTHER ASSETS:
   Property held for disposal......................      76,079        72,717
   Investments.....................................      93,272        98,864
   Notes receivable................................      20,831        25,486
   Other assets....................................      59,396        53,934
   Excess costs arising from acquisitions - net....     801,084       814,070
                                                     ----------    ----------
           Total other assets......................   1,050,662     1,065,071
                                                     ----------    ----------
               Total............................... $ 3,120,113   $ 3,143,340
                                                     ==========    ==========











     See accompanying notes to consolidated condensed financial statements.

                           BAKER HUGHES INCORPORATED
      CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION (CONTINUED)
                                 (In thousands)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      June 30,    September 30,
                                                        1994          1993
                                                     ----------    ----------

CURRENT LIABILITIES:
   Accounts payable................................ $   207,799   $   249,781
   Short-term borrowings and current
     portion of long-term debt.....................       5,388         8,448
   Accrued employee compensation and benefits......     119,303        95,303
   Taxes other than income.........................      20,685        22,552
   Accrued insurance...............................      25,869        20,554
   Accrued interest................................      13,970        11,529
   Income taxes....................................      19,493        15,322
   Other accrued liabilities.......................      60,140        72,348
                                                     ----------    ----------
           Total current liabilities...............     472,647       495,837
                                                     ----------    ----------
LONG-TERM DEBT.....................................     854,579       935,846
                                                     ----------    ----------
DEFERRED INCOME TAXES..............................      48,654        78,306
                                                     ----------    ----------
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS........      95,253
                                                     ----------
OTHER LONG-TERM LIABILITIES........................      29,381        22,703
                                                     ----------    ----------
STOCKHOLDERS' EQUITY:
   Preferred stock.................................       4,000         4,000
   Common stock....................................     140,486       140,437
   Capital in excess of par value..................   1,467,113     1,444,549
   Retained earnings...............................     120,473       159,277
   Cumulative foreign currency translation
     adjustment....................................    (112,473)     (137,615)
                                                     ----------    ----------
           Total stockholders' equity..............   1,619,599     1,610,648
                                                     ----------    ----------
               Total............................... $ 3,120,113   $ 3,143,340
                                                     ==========    ==========











     See accompanying notes to consolidated condensed financial statements.

                           BAKER HUGHES INCORPORATED
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                         Nine Months Ended
                                                              June 30,
                                                         1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES:                 --------       --------
Net income.........................................  $  18,653      $  30,840
Adjustments to reconcile net income to net cash
  flows from operating activities:
  Depreciation and amortization of:
    Property.......................................     93,984        103,249
    Other assets and debt discount.................     35,052         34,357
  Gain on disposal of assets.......................    (11,661)       (11,198)
  Gain on disposition of EM&C......................     (8,550)
  Foreign currency translation (gain)loss - net....         80            (67)
  Cumulative effect of accounting changes..........     44,165
  Extraordinary loss...............................     11,788
  Changes in assets and liabilities:
    Change in receivables..........................    (23,157)       (68,017)
    Change in inventories..........................    (75,307)       (31,267)
    Change in accounts payable.....................    (23,334)           892
    Changes in other assets and liabilities........     53,248        (72,980)
                                                      --------       --------
Net cash flows from operating activities...........    114,961        (14,191)
                                                      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions...............................    (77,249)       (87,898)
  Proceeds from disposal of assets.................     28,240         29,408
  Proceeds from disposition of EM&C................    128,389
                                                      --------       --------
Net cash flows from investing activities...........     79,380        (58,490)
                                                      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) from commercial paper
    and revolving credit facilities................    (55,972)       (62,984)
  Net proceeds from issuance of notes..............                   224,064
  Net proceeds from issuance of debenture purchase
    warrants.......................................      7,026
  Redemption of debentures.........................    (53,431)       (18,197)
  Proceeds from exercise of stock options
    and stock purchase grants......................        717         10,659
  Dividends........................................    (57,457)       (56,951)
                                                      --------       --------
Net cash flows from financing activities...........   (159,117)        96,591
                                                      --------       --------
Effect of exchange rate changes on cash............     (2,085)        (2,451)
                                                      --------       --------
Increase in cash and cash equivalents..............     33,139         21,459
Cash and cash equivalents, beginning of
  period...........................................      6,992          6,692
                                                      --------       --------
Cash and cash equivalents, end of period...........  $  40,131      $  28,151
                                                      ========       ========
Income taxes paid..................................  $  35,340      $  30,630
Interest paid......................................  $  40,163      $  48,011
     See accompanying notes to consolidated condensed financial statements.

                           BAKER HUGHES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1. General

    In the opinion of the Company, the unaudited consolidated condensed financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the Company's consolidated financial position as of June 30, 1994 and 1993 and its consolidated results of operations and cash flows for each of the three and nine month periods ended June 30, 1994 and 1993. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (See the Company's Annual Report on Form 10-K for the year ended September 30, 1993 for the most recent annual financial statements prepared in accordance with generally accepted accounting principles). Certain balances on the Consolidated Statement of Financial Position at September 30, 1993 have been reclassified to conform to the June 30, 1994 presentation. The results of operations for the three and nine months ended June 30, 1994 are not necessarily indicative of the results to be expected for the full year.

Note 2.  Income Per Common Share

    Net income per common share is based on the weighted average number of shares outstanding during the respective periods (three months ended
June 30, 1994 and 1993, 140,476,000 and 139,626,000, respectively; nine months ended June 30, 1994 and 1993, 140,454,000, and 139,016,000, respectively) and excludes the negligible dilutive effect of shares issuable in connection with employee stock plans. Net income per common share has been adjusted for dividends on preferred stock of $3.0 million and $9.0 million for the three months and nine months ended June 30, 1994 and 1993, respectively.

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

    As a result of applying SFAS No. 109, previously unrecorded deferred tax assets related to net deductible temporary differences, tax credit carryforwards and operating loss carryforwards were recognized at October 1, 1993 as part of the cumulative effect of adopting the statement. Under prior accounting, a part of these benefits would have been recognized as a reduction of income tax expense in the period utilized. This is evident in the effective tax rate, adjusted for the unusual charges, for the three months and nine months ended June 30, 1993 of 24.5% and 29.0%, respectively. Accordingly, the adoption of SFAS No. 109 at the beginning of 1994 had the effect of increasing the effective tax rate for the three months and nine months ended June 30, 1994 to 39.8% and 41.0%, respectively.

    The provision for income tax expense for the three months ended
June 30, 1994 was $22.8 million, of which $18.3 million and $4.5 million is current and deferred expense, respectively. The provision for income tax expense for the nine months ended June 30, 1994 was $51.8 million, of which $28.4 million and $23.4 million is current and deferred expense, respectively.

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
                                                         ========

                           BAKER HUGHES INCORPORATED

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


    Net periodic postretirement benefit cost for 1994 (in thousands):

                                         Three Months Ended   Nine Months Ended
                                            June 30, 1994       June 30, 1994
                                         ------------------   -----------------
         Service cost of benefits earned
           during the quarter                $   325              $   975
         Interest cost on APBO                 1,875                5,625
                                              ------               ------
         Net postretirement benefit cost     $ 2,200              $ 6,600
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

Note 5. Dispositions

    In March 1994, the Company announced its intent to dispose of the EnviroTech Pumpsystems ("EPS") group of companies. EPS provides a variety of specialized pumps to the mineral, mining, chemical, petrochemical and municipal markets. The decision to divest EPS is part of a continuing review of the Company's core product and service competencies. Accordingly, the net assets of the EPS operations have been classified as a current asset at June 30, 1994, anticipating that the disposition will occur within twelve months. EPS operating revenues have been reported in a manner similar to discontinued operations since March 1994. As such, six months of EPS's revenues are included in 1994 and third quarter net operating results are reflected as a separate component in the Company's Consolidated Statement of Operations. EPS provided revenues and profits of $213.0 million and $15.0 million, respectively, in fiscal year 1993. The proceeds from any disposition would be redeployed in a manner that will prevent dilution to future earnings. Such action could include reduction of debt by repurchase or repayment.

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

Note 6. Unusual Charges (Credit)

    During the quarter ended June 30, 1994, the Company realized a gain of $19.3 million from the settlement of a suit against certain insurance carriers in the Parker & Parsley litigation. See Note 7.

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

    On May 26, 1993, the Company and Dresser Industries ("DI") made a cash payment, shared equally, of $115.0 million to PDP to settle all outstanding claims among the parties in this litigation. The Company previously established a reserve for this litigation and also had access to additional third party funds from contractual arrangements. Since the Company was unable to reach timely agreement with its insurance carriers, the Company recorded a charge to earnings of $24.5 million in the quarter ended March 31, 1993. In April 1994 a settlement was reached with the insurance carriers. A recovery of $19.3 million, net of expenses, was received in May 1994 and recognized as an unusual credit in the third quarter.

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

                           BAKER HUGHES INCORPORATED

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


GLYN SNELL

    On February 15, 1991, Glyn Snell, et. al. filed a class action suit on behalf of royalty interest owners in 238th Judicial District Court in Midland County, Texas, implicating DI, BJ, the Company and affiliates in damages to the same wells included in the PDP litigation. On September 30, 1993, the Company and DI agreed to make a cash payment, shared equally, of $15.0 million to the class pursuant to a Settlement Agreement. The Company made a payment of $7.5 million on August 5, 1994. Such amount was accrued at September 30, 1993 and June 30, 1994.

MISSION RESOURCES

    On June 30, 1992, the Company was notified of a suit against BJ and certain individual defendants filed by Mission Resources, Inc. - II ("Mission") in the Superior Court for the State of California for the County of Kern, alleging fraudulent misrepresentation, negligent misrepresentation, fraud, breach of contract and violations of RICO in connection with product delivery or service variances on approximately 53 well stimulation projects performed by BJ-Hughes, in Kern County in late 1983 and early 1984. Although the suit does not name the Company as a defendant, the allegations may fall within the Company's agreement, in connection with the initial public offering by BJ, to indemnify it for damages, if any, and costs of litigation arising out of any such claims. BJ has removed the case to the United States District Court for the Eastern District of California, Fresno Division. On January 27, 1994, Mission amended its complaint to include an allegation of negligence. The suit seeks general damages in the amount of at least $15.0 million and treble damages in the amount of at least $45.0 million. This case is in the early stages of discovery.

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

    As a consequence of the Justice Department investigation, the Company and three other major producers of tricone rock bits were sued civilly by several litigants, including Red Eagle Resources Corporation Inc., alleging unspecified damages and claiming to represent a class of purchasers of such rock bits who

                           BAKER HUGHES INCORPORATED

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


had been damaged as a consequence of a conspiracy in violation of Section 1 of the Sherman Act. The civil suits have been consolidated in a single action in the Southern District of Texas, Houston Division. On September 8, 1992, the trial court entered an order provisionally certifying the case as a class action on behalf of all purchasers of insert and milled tooth tricone rock bits for domestic use from September 1986 to January 1992. On January 27, 1993, the Company reached an agreement with the representatives of the class plaintiffs to settle this suit for $17.5 million. On April 26, 1993, the settlement was approved by the Court and a judgement dismissing claims against the Company on behalf of the class was entered. A charge to earnings of $17.5 million was recorded in the first quarter of 1993. On September 17, 1993, the Court notified the class that an Additional Settlement Agreement had been entered into on behalf of the class with two other defendants. Because the prior settlement with the Company contained a most favored nations clause requiring a refund to the Company if a later settlement with any other defendants is more favorable, the Company received a refund of $2.1 million in the first quarter of 1994. One antitrust action by a customer whose claim represented four percent of the original class, but who had previously opted out of the class, was settled for $1.0 million. The payment was made by the Company on July 27, 1994. Such amount was accrued at June 30, 1994.

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

Note 8. Debt

    In March 1994, the Company entered into an interest rate swap that will begin in October 1994 and mature in January 2000. Under the terms of the swap, the Company will receive a fixed rate of interest (8.59%) and pay a floating rate ("LIBOR + 2.01%") of interest on a notional amount of $93.0 million.

    In April 1994, the Company issued 930 debenture purchase warrants for $7.0 million which entitle the holders to purchase $93.0 million of the Company's debentures. The warrants may be exercised from October 27, 1994 to January 27, 1995. The Company believes that the holders of the warrants will exchange those warrants for $93.0 million of debentures prior to

                           BAKER HUGHES INCORPORATED

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


January 27, 1995. The debentures will mature on January 27, 2000, and have a fixed interest rate of 8.59%.

    During the third quarter of 1994, the Company recorded an extraordinary loss of $18.1 million ($11.8 million after tax) in connection with the repurchase of $58.6 million face amount of its outstanding 6% debentures due March 2002 for a net repurchase price of $53.4 million. Subsequent to the third quarter of 1994, the Company repurchased another $9.0 million face amount of the same debentures, for a net repurchase price of $8.1 million resulting in a loss of $2.7 million which will be recorded in the fourth quarter of 1994.

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

ACTIVITY INDICATORS

    Crude oil and natural gas prices are a major determinant of exploration and development expenditures. (The amounts in the table below are quarter averages for the period.)
                                         Three Months Ended   Nine Months Ended
                                              June 30,             June 30,
                                           1994      1993       1994      1993
    ---------------------------------------------------------------------------
    WTI ($/Bbl)                           17.86     19.69      16.32     20.00
    U.S. Spot Natural Gas ($/mcf)          1.78      2.05       2.00      2.02

    Oil prices weakened in the third quarter and first nine months of 1994 falling $1.83/Bbl or 9.3% and $3.68/Bbl or 18.4%, respectively, compared to the same periods a year ago. The Company expects prices to be between $16 and $21/Bbl for the next several years. U.S. natural gas prices began to weaken in the third quarter of 1994, decreasing 13.2% for the quarter and virtually flat for the nine months. Prices are expected to increase modestly over the next 12 months. The Company believes that higher natural gas prices and a tightening market should stimulate exploration and development drilling directed towards natural gas.

    A more direct indicator of expenditures and drilling activity is the Baker Hughes rotary rig count. Workover activity, as measured by the U.S. workover rig count, is also an indicator of expenditure activity. (The amounts in the table below are quarter averages for the period.)

                                         Three Months Ended   Nine Months Ended
                                              June 30,             June 30,
                                           1994      1993       1994      1993
    ---------------------------------------------------------------------------
    North American                          912       776      1,018       902
    Non-North American                      739       776        756       787
                                          -----     -----      -----     -----
    Total Rig Count                       1,651     1,552      1,774     1,689
                                          =====     =====      =====     =====
    U.S. Workover Rig Count               1,203     1,311      1,347     1,374
                                          =====     =====      =====     =====

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS CONTINUED


    Total drilling activity was 6.4% higher in the third quarter of 1994 and 5.0% higher in the first nine months of 1994 when compared to the same periods in 1993. Activity increases in North America were offset by activity decreases in the non-North American markets.

North American Activity

    The North American rig count was up 17.5% for the quarter and 12.9% for the nine months. Activity increases in the Gulf of Mexico drove an increase in the average offshore rig count from 75 to 108 rigs -- up 44.0% from the third quarter of 1993 and from 67 to 101 rigs -- up 50.7% from the first nine months of 1993. The Company benefits from offshore drilling, more so than land drilling, as this type of activity requires the premium products and services offered by the Company. The Canadian operations were also favorably impacted by the increase in gas drilling as Canadian rig activity was up 44.7% and 48.1% for the quarter and nine months year over year, respectively. U.S. workover activity was down 8.2% for the quarter and 2.0% for the nine months from 1993 levels.

    The outlook for North American activity continues to be positive as the Company expects gas-directed drilling to remain strong over the next year. The average U.S. workover rig count is expected to remain flat over the next year.

Non-North American Activity

    Outside North America, activity continued to fall. The average rig count was down 4.8% for the quarter and 3.9% for the nine months. The fall was widespread as most regions showed a decrease in activity. Two areas of particular importance to the Company that were down significantly were Italy and Nigeria. The Company expects little change in international activity over the near term. Political issues and volatility in crude oil prices will continue to create uncertainty in key international markets.

DISPOSITIONS

    In March 1994, the Company announced its intent to dispose of the EnviroTech Pumpsystems ("EPS") group of companies. EPS provides a variety of specialized pumps to the mineral, mining, chemical, petro-chemical and municipal markets. The decision to divest EPS is part of a continuing review of the Company's core product and service competencies. Accordingly, the net assets of the EPS operations have been classified as a current asset at June 30, 1994, anticipating that the disposition will occur within twelve months. EPS provided revenues and profits of $210.0 million and $15.0 million, respectively, in the fiscal year 1993. The proceeds from any disposition would be redeployed in a manner that will prevent dilution to future earnings. Such action could include reduction of debt by repurchase or repayment.

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

RESULTS OF OPERATIONS

Revenue

    The following table summarizes the effect of the dispositions mentioned above on consolidated revenues.
                                      Three Months Ending    Nine Months Ending
    Revenue Analysis                       June 30,                June 30,
    (In millions)                      1994      1993          1994      1993
    ---------------------------------------------------------------------------
    Consolidated Revenues
      Sales                           $  400.3  $  475.3     $1,287.1  $1,474.3
      Services and rentals               190.2     195.1        578.0     572.6
                                       -------   -------      -------   -------
      Total                              590.5     670.4      1,865.1   2,046.9
                                       -------   -------      -------   -------
    Less Disposed Operations:
      EM&C and EPS:
        Sales                                       96.2        101.1     301.0
        Services and rentals                         5.8                   20.5
                                                 -------      -------   -------
      Total                                        102.0        101.1     321.5
                                                 -------      -------   -------

    Revenue from Ongoing Operations:
      Sales                              400.3     379.1      1,186.0   1,173.3
      Services and rentals               190.2     189.3        578.0     552.1
                                       -------   -------      -------   -------
      Total                           $  590.5  $  568.4     $1,764.0  $1,725.4
                                       =======   =======      =======   =======

    Consolidated revenues for the three months and nine months ended
June 30, 1994 decreased 11.9% and 8.9%, respectively, compared to the same periods last year. Consolidated revenues in 1994 were impacted by the revenues of disposed businesses. EM&C was sold in March 1994 and EPS is in the process of being sold. Due to the pending sale of EPS, its results have been reported in a manner similar to discontinued operations since March 1994. As such, six months of EPS's revenues are included in the nine months ended June 30, 1994. EPS's third quarter net operating results are reflected as a separate component in the Company's Consolidated Statement of Operations. EPS's third quarter revenues were $56.6 million.

    Revenue from ongoing businesses were up 3.9% for the quarter and 2.2% for the nine months. Oilfield Operations represents approximately 88% of this total with the remaining 12% represented by the Process Equipment Operations (formerly EnviroTech Process Equipment). Much of the improvement in Oilfield Operations sales, services and rentals revenue is attributable to increased

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS CONTINUED


drilling activity in the Western Hemisphere, fueled in large part by natural gas drilling. Offsetting this trend was a decline in the average number of workover rigs running in the U.S.. However, much of the improvement in the Western Hemisphere markets was offset by declines in the European and West Africa Markets, most notably in geographic areas where Oilfield Operations enjoys significant revenue on a per rig basis. Process Equipment Operations sales, service and rental revenues reported a slight decline year over year. Continued general weakness in the worldwide economy and project deferrals due to financing delays resulted in the revenue decline.

Operating Income

    The following table summarizes the effect of the dispositions and unusual charges (credit) on consolidated operating income.

                                      Three Months Ending    Nine Months Ending
    Operating Income Analysis               June 30,               June 30,
    (In millions)                       1994      1993         1994      1993
    ---------------------------------------------------------------------------
    Consolidated Operating Income     $   72.9  $   45.8     $  172.1  $  107.7

    Unusual Charges (Credit)             (19.3)                 (19.3)     42.0
                                       -------   -------      -------   -------
    Consolidated Operating Income
      Without Unusual Charges
      (Credit)                            53.6      45.8        152.8     149.7

    Operating Income of Disposed
      Businesses                           6.0       5.4         13.4      18.8
                                       -------   -------      -------   -------
    Operating Income from Ongoing
      Operations                      $   47.6  $   40.4     $  139.4  $  130.9
                                       =======   =======      =======   =======

    Cost of sales, cost of services and rentals, research and engineering expenses and marketing and field service expenses decreased in the 1994 periods in line with the revenue decreases. General and administrative expenses, which are less sensitive to changes in revenue, decreased for the quarter and remained virtually unchanged for the nine months compared to the prior year. The decrease for the quarter is reflective of the impact of disposed businesses offset by foreign exchange losses of $2.3 million from the devaluation of the Venezuelan Bolivar incurred in the third quarter of 1994. Additionally a net gain of $2.0 million was recorded in the second quarter of 1993 in connection with the termination of a defined benefit pension plan. Amortization of goodwill and other intangibles has decreased because of the sale of EM&C.

    Offsetting the $8.6 million gain recorded on the sale of EM&C in the nine months ended June 30, 1994, the Company provided a reserve of $4.4 million to discontinue certain Oilfield Operations in Mexico, recorded a $2.1 million provision to writedown certain excess facilities to their net realizable value and accrued $2.0 million for certain litigation.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS CONTINUED


Unusual Charges (Credit)

    1994: During the quarter ended June 30, 1994, the Company realized a gain of $19.3 million, net of expenses from the settlement of a suit against certain insurance carriers in the Parker & Parsley litigation. See Note 7.

    1993: During the first quarter of 1993, the Company recognized a charge of $17.5 million relating to an agreement for the settlement of the civil antitrust litigation involving the marketing of tricone rockbits. During the second quarter of fiscal 1993, the Company, along with Dresser Industries and Parker & Parsley Petroleum Development Incorporated, entered into a Memorandum of Understanding covering the settlement of all outstanding litigation among the parties. In recognition of settlement, the Company recorded an unusual charge of $24.5 million. Cash payments totaling $75 million were made during the third quarter of 1993.

Interest Expense

    Interest expense in the third quarter of 1994 increased $.5 million from the same quarter a year ago. In the third quarter of 1993, a reversal of $1.3 million of accrued interest was recorded from settlements with the IRS. This reversal coupled with the expiration of an interest rate swap agreement in February of 1994 resulted in the increase for the quarter. Interest expense for the first nine months of 1994 decreased $4.2 million compared to 1993. The decrease for the nine months is attributable to lower effective interest rates coupled with a decrease in total debt outstanding.

Interest Income

    Interest income decreased $.9 million and $2.7 million for the quarter and nine months, respectively, compared to 1993. The decreases were due to the repayment of notes receivables in 1994 and a decrease in short-term investments.

Income Taxes

    The effective income tax rate for the third quarter and first nine months of 1994 was 39.8% and 41.0%, respectively, as compared to 81.4% and 75.9%, respectively, in 1993. The Company determined its tax provision in 1993 under SFAS No. 96. The effective rate in 1993 differs from the federal statutory rate due primarily to nondeductible goodwill amortization, unusual charges for which a benefit is not currently recognizable and foreign earnings taxed at higher effective tax rates. The Company determined its tax provision for 1994 under SFAS No. 109. The effective rate for 1994 differs from the federal statutory rate due primarily to nondeductible goodwill amortization, disallowance of certain expenses and foreign earnings taxed at higher effective tax rates.

Extraordinary Loss

    During the third quarter of 1994, the Company recorded an extraordinary loss of $18.1 million ($11.8 million after tax) in connection with the

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS CONTINUED


repurchase of $58.6 million face amount of its outstanding 6% debentures due March 2002 for a net repurchase price of $53.4 million. Subsequent to the third quarter of 1994, the Company repurchased another $9.0 million face amount of the same debentures, for a net repurchase price of $8.1 million resulting in a loss of $2.7 million which will be recorded in the fourth quarter of 1994.

CAPITAL RESOURCES AND LIQUIDITY

Financing Activities

    Net cash outflows from financing activities were $159.1 million in the first nine months of 1994 compared to cash inflows of $96.6 million in the first nine months of 1993. The Company used the proceeds from the sale of EM&C to reduce debt levels. Borrowings were used in 1994 and 1993 to fund operating needs. In December 1992, the Company used cash to redeem in full its 9% debentures for $18.2 million. In May 1993, the Company sold $385.3 million principal amount at maturity of Liquid Yield Option Notes ("LYONs"). The LYONs provided approximately $224.1 million in net proceeds which were used to repay commercial paper borrowings incurred to fund acquisitions and working capital needs.

    During the third quarter of 1994, the Company repurchased $58.6 million face amount of its outstanding 6% debentures for $53.4 million.

    Total debt outstanding at June 30, 1994 was $860.0 million, compared to $944.3 million at September 30, 1993. The debt to equity ratio was .531 at June 30, 1994, compared to .586 at September 30, 1993.

    At June 30, 1994, the Company had $519.3 million of credit facilities with commercial banks, of which $350.2 million is committed. These facilities are subject to normal banking terms and conditions and do not materially restrict the Company's activities.

Investing Activities

    Net cash inflows from investing activities were $79.4 million in the first nine months of 1994 compared to cash outflows of $58.5 million in the first nine months of 1993. The sale of EM&C in March 1994 provided $128.4 million in cash. Property additions have decreased from $87.9 million in 1993 to $77.2 million in 1994. The ratio of capital expenditures to depreciation has decreased slightly over the same period from 85.1% to 82.2%. The Company targets a capital expenditure to depreciation ratio of approximately 80% which it believes is adequate to support current levels of operations. The majority of the capital expenditures have been in the Oilfield segment where the largest single item is the expenditure for rental tools and equipment to supplement the rental fleet. Funds provided from operations and outstanding lines of credit are expected to be more than adequate to meet future capital expenditure requirements.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS CONTINUED


Operating Activities

    Net cash inflows from operating activities were $114.9 million in the first nine months of 1994 compared to cash outflows of $14.2 million in the first nine months of 1993. The increase of $129.1 million in 1994 was due primarily to the collection of receivables and an increase in income before extraordinary loss and cumulative effect of accounting changes. Also contributing to the increase is the payment of legal settlements, unusual charges, and Teleco acquisition costs accrued in prior years but paid during 1993. Cash was used to build inventories in Oilfield Operations due to increased activity in the U.S., Canada and Latin America compared to 1993.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS CONTINUED


    The adoption of SFAS No. 109 has the practical effect of allowing the Company to report its tax assets, net of valuation reserves, on the Consolidated Statement of Financial Position. Additionally, the statement allows the netting of the noncurrent deferred tax assets and liabilities within the same taxing jurisdiction. The Company has used this approach in reporting its tax accounts in the Consolidated Statement of Financial Position at June 30, 1994.

Postemployment Benefits

    In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits". The statement, like SFAS 106, requires accrual basis accounting for such benefits as opposed to cash basis accounting. The Company plans to adopt SFAS No. 112 in fiscal 1995 and immediately recognize the cumulative effect of the change in accounting. The Company currently estimates an accumulated postemployment benefit obligation at October 1, 1994 of approximately $23.0 million.

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




                                       BAKER HUGHES INCORPORATED
                                             (Registrant)




Date:  August 12, 1994                 By  /s/FRANKLIN MYERS
                                       ------------------------------------
                                         Vice President and General Counsel




Date:  August 12, 1994                 By  /s/JAMES E. BRAUN
                                       ------------------------------------
                                         Controller