Form 10-K
BAKER HUGHES INC
filed 1994-12-16
CIK 808362

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1994

                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                               ----------------

                         COMMISSION FILE NUMBER 1-9397

                               ----------------

                           BAKER HUGHES INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                                       76-0207995
                DELAWARE                  (I.R.S. EMPLOYER IDENTIFICATION NO.)

    (STATE OR OTHER JURISDICTION OF                    77027-5177
     INCORPORATION OR ORGANIZATION)                    (ZIP CODE)

    3900 ESSEX LANE, HOUSTON, TEXAS
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 439-8600

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                   ON WHICH REGISTERED
                  -------------------                  ---------------------
         COMMON STOCK, $1 PAR VALUE                   NEW YORK STOCK EXCHANGE
                                                      PACIFIC STOCK EXCHANGE
                                                      THE SWISS STOCK EXCHANGE
         COMMON STOCK PURCHASE RIGHTS                 NEW YORK STOCK EXCHANGE
                                                      PACIFIC STOCK EXCHANGE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: WARRANTS TO
                             PURCHASE COMMON STOCK

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

                               ----------------

  At December 7, 1994, the registrant had outstanding 141,005,606 shares of Common Stock, $1 par value. The aggregate market value of the Common Stock on such date (based on the closing price on the New York Stock Exchange) held by nonaffiliates was approximately $2,460,171,175.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of Registrant's Annual Report to Stockholders for 1994 are incorporated by reference into Parts I and II.

  Portions of Registrant's 1994 Proxy Statement for the Annual Meeting of Stockholders to be held January 25, 1995 are incorporated by reference into
Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I


ITEM 1. BUSINESS

          The Company operates in two industry segments, Oilfield Services and Equipment and Process Products and Services. In addition to these industry segments, the Company manufactures and sells other equipment and provides services to industries not related to either the petroleum or process industries. Certain of the Company's operations are conducted through joint ventures or partnerships.

          The Company is a Delaware corporation which was formed in connection with the combination of Baker International Corporation ("Baker") and Hughes Tool Company ("Hughes") consummated on April 3, 1987 (the "Combination"). Baker and Hughes were publicly-traded companies registered with the Securities and Exchange Commission for more than five years. As used herein, the "Company" refers to Baker Hughes Incorporated and its subsidiaries and the majority-owned joint ventures and partnerships in which Baker Hughes Incorporated and its subsidiaries participate, unless the context clearly indicates otherwise.

          For additional industry segment information for each of the three years in the period ended September 30, 1994, see Note 9 of Notes to Consolidated Financial Statements which is incorporated herein by reference in
Part II, Item 8 hereof ("Notes to Consolidated Financial Statements").


OILFIELD SERVICES AND EQUIPMENT

          The Company manufactures and markets a broad range of rolling cutter and diamond drilling bits, ranging upward from 3-3/4 inches in diameter, which are designed for drilling in specific types of rock formations. The Company believes that it is the leading worldwide manufacturer of rock bits and that its principal competitors are Smith International, Inc. ("Smith"), the Security Division of Dresser Industries, Inc. ("Dresser"), Reed Tool Company and Hycalog, operating units of Camco, Incorporated.

          The Company also produces and markets drilling fluids (muds) for oil and gas well drilling, as well as chemical additives and specialty chemicals, and provides technical services in connection with their formulation and use. Drilling fluids, which are usually barite and bentonite combined with other chemicals in a water, chemical or oil base, are used to clean the bottom of a hole by removing cuttings and transporting them to the surface, to cool the bit and drill string, to control formation pressures and to seal porous well formations. The Company also furnishes on-site, around-the-clock laboratory analysis and examination of circulated and recovered drilling fluids and recovered drill cuttings to detect the presence of hydrocarbons and identify the formations penetrated by the drill bit. The Company's principal competitors in these markets are M-I Drilling Fluids, which is jointly owned by Halliburton Company ("Halliburton") and Smith, and Baroid Corporation, a subsidiary of Dresser.

          The Company believes it is the industry's leading supplier of directional and horizontal drilling services, downhole motors, coring services, subsurface surveying and both directional and formation-evaluation measurement-while-drilling services. The Company's specialized positive displacement downhole motors help operators to steer wells into pay zones for conventional directional drilling, and short, medium and long-radius horizontal drilling. A full range of measurement-while-drilling systems provided by the Company use mud-pulse telemetry to deliver real-time downhole information on the drilling process and the reservoir. The systems are available for every application, from directional-only service through wireline-replacement real-time logging.
Through the well engineering and planning process, the Company integrates its high-performance drilling tools with downhole information systems to provide customers with a total systems approach. In these markets, the Company competes principally with Halliburton, Sperry-Sun, a subsidiary of Dresser, and Anadrill, a subsidiary of Schlumberger Ltd.

          Other products of the Company related to drilling include surface and downhole instruments which collect, display and record data regarding various aspects of the drilling process and the possible accumulation of oil and gas.

          After oil and gas wells are drilled, they must be completed and equipped using production tools, serviced to achieve safety and long-term productivity, protected against pressure and corrosion damage and stimulated or repaired during their productive lives. The Company provides a broad range of production tools and oilfield services to meet many of these needs.

          Packers, a major product of the Company, are used to seal the space between the production tubing and the casing to protect the casing from reservoir pressures and corrosive formation fluids and also to maintain the separation of productive zones. The Company believes that it is the leading worldwide producer of packers, and that its principal competitors are the Guiberson AVA Division of Dresser and the Otis Division of Halliburton.

          The Company manufactures liner hanger tools and equipment used to suspend and set strings of casing pipe in wells. It also manufactures downhole electric submersible pumps and variable frequency drive systems for use with such pumps, and provides related control equipment, electrical cable and repair services for artificial lift. The Company provides fishing tool services using specialized tools to locate, dislodge and retrieve twisted off, dropped or damaged pipe, tools or other objects from the well bore. It also provides inflatable and mechanical packers which are used in testing the potential of a well during the drilling phase prior to installation of casing, and under-reamers, which enlarge the well bore at any point below the surface to form a production cavity.

          Other completion, remedial and production products and services include specialty chemicals used by the production segments of the petroleum industry (with Petrolite Corporation being the Company's principal competitor in the market for completion, remedial and production specialty chemicals) as well as industrial chemicals used in refining, waste water treatment, mineral handling and cooling and boiler water processes; control systems for surface and subsurface safety valves and surface flow lines; and flow regulators and packers used in secondary recovery waterflood projects. The Company offers gravel packing, a specialized service which prevents sand from entering the well bore and reducing productivity, as well as other sand control services. It also provides tubing conveyed perforating services to provide paths through the casing and cement sheath in wells so that oil and gas can enter the well bore from the formation.


PROCESS EQUIPMENT PRODUCTS AND SERVICES

          The Company provides a broad range of solid/liquid separation equipment and systems to concentrate product or separate and remove waste material in the mineral, municipal and industrial wastewater and pulp and paper industries. Product lines include vacuum filters (drum, disc and horizontal belt), filter presses, belt presses, granular media filters, thickeners, clarifiers, flotation cells and aeration equipment. Major competitors are Dorr-Oliver, Otokumpu and Sala in the worldwide minerals and industrial markets, Envirex and General Filter in municipal markets, and Alstrom is the principal competitor in the pump and paper market.

          The Company manufactures and markets solid bowl, screen bowl and pusher centrifuges, tilting pan filters and a high speed Bird Young drum filter for the minerals, chemical and petrochemical sectors where the equipment is used for dewatering of process flow streams. The tilting pan filter is the preferred equipment in potash and phosphate fertilizer markets. Principal competitors in the centrifuge product lines are Alfa-Laval and Klockner-Humbolt-Deutch.

          The Company designs and manufactures systems for the treatment of produced water and its reinjection and treatment of refinery waste streams. Products include coarse filters, fine filters, flotation units, coalescers, deaeration towers and electrochlorination cells. Primary competitors are General Filter and Serck Baker.

          The Company provides parts and service for all of its product lines through a global network of personnel and facilities strategically located to serve the customer community.


OTHER

          On September 30, 1994, the Company sold the EnviroTech Puumpsystems group of companies to The Weir Group PLC. The sale provided approximately $210 million in proceeds and resulted in a gain of $101 million.

          On March 15, 1994, the Company sold the EnviroTech Measurements and Controls group of companies to Thermo Electron Corporation. The sale provided approximately $134 million in proceeds and resulted in a gain of $8.6 million.


ENVIRONMENTAL MATTERS

          The Company's subsidiaries, divisions and customers are subject to local, state and federal regulations with regard to air and water quality and other environmental matters. The Company believes that it is in substantial compliance with these regulations. Regulation in this area is in the process of development, and changes in standards of enforcement of existing regulations as well as the enactment and enforcement of new legislation may require the Company, its subsidiaries and divisions, as well as its customers, to modify, supplement or replace equipment or facilities, or to change or discontinue present methods of operation.

          While making projections of future costs in the environmental area can be difficult and uncertain, based upon current information, the Company estimates that during the fiscal year ending September 30, 1995, the Company will spend approximately $13,600,000 to enable the Company to comply with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment (collectively, "Environmental Regulations"). Based upon current information, the Company believes that its compliance with Environmental Regulations will not have a material adverse effect upon the capital expenditures, earnings and competitive position of the Company and its subsidiaries because the Company has adequate reserves for such compliance expenditures or the cost to the Company for such compliance will be small when compared to the Company's overall net worth.

          In addition to the amounts described in the preceding paragraph, based upon current information, the Company estimates that it will incur capital expenditures of approximately $3,030,000 for environmental control equipment during the fiscal year ending September 30, 1995. Based upon current information, the Company believes that capital expenditures for environmental control equipment for the 1995 and 1996 fiscal years, as well as such future periods as the Company deems relevant, will not have a material adverse effect upon the financial condition of the Company because the aggregate amount of these expenditures for such periods is or will be small when compared to the Company's overall net worth.

          The Company and certain of its subsidiaries and divisions have been identified as a potentially responsible party ("PRP") as a result of substances which may have been released in the past at various sites more fully discussed below. The United States Environmental Protection Agency (the "EPA") and appropriate state agencies are supervising investigative and clean-up activities at these sites.

          (a) The Company's subsidiaries, Hughes Christensen ("HC"), a division of Baker Hughes Oilfield Operations, Inc. ("BHOO"), Milpark Drilling Fluids ("Milpark") (now known as Baker Hughes INTEQ, a division of BHOO), and a former subsidiary of the Company, Baker Hughes Tubular Services, Inc. ("BHTS"), have been named as PRPs in the French Limited Superfund Site which consists of a 15 acre wastepit and a seven acre lagoon located in Crosby, Texas. The site is on the Superfund National Priorities List. This site has been in active remediation for five (5) years and is managed by a task force of PRPs ("FLTG, Inc. Task Force"). $64,700,000 has been spent to date by FLTG, Inc. Task Force, with additional costs of approximately $18,500,000 being anticipated by FLTG, Inc. Task Force. The contribution of the Company's subsidiaries (including BHTS which was sold to ICO on September 30, 1992) is estimated to be approximately 1.33% of those costs (such proportion being based upon the ratio that the number of gallons of waste estimated to be contributed to the site by the Company's subsidiaries bears to the total number of gallons of waste estimated to have been disposed of at the site, and being herein sometimes referred to as a "Volumetric Calculation"). A portion of the Company's liability (.77%) is covered by an indemnity from ICO. The Company has settled that portion of its liability for this site not covered by the Indemnity Agreement (.56%) for $62,721, and the Company does not anticipate any additional liability for this site. The Company will continue to follow the progress of the site through completion.

          (b) Baker Performance Chemicals Incorporated ("BPCI"), a subsidiary of the Company, HC, Milpark, BHTS and Baker Oil Tools ("BOT"), a division of BHOO, have been named as PRPs in the Sheridan Superfund Site, located in Hempstead, Texas. The remedial work at this site is being overseen by the Texas Natural Resource Conservation Commission. A trust formed to remediate the site and to allocate responsibility for the costs of such remedial work estimates that the total cost of remediation will be approximately $30,000,000, with the contribution of the Company's subsidiaries (including BHTS which was sold to ICO on September 30, 1992) estimated to be approximately 0.63% of those costs (based upon a Volumetric Calculation).

          (c) BPCI and Centrilift, a division of BHOO, have been named as PRPs in the Hardage Industrial Waste Disposal Superfund Site, located in Criner, Oklahoma. It has been estimated that the contribution to the contamination at this site by the Company's two subsidiaries is approximately 0.005% and 0.19%, respectively, of the total waste at such site (based upon a Volumetric Calculation). An agreement has been reached to release the Company and its subsidiaries from liability for a total of $325,000 to be paid over three years. The first annual installment in the amount of $108,333, was paid on November 1, 1994.

          (d) Centrilift has also been named as a PRP in the Sand Springs Superfund Site, a former oil refinery operation situated on approximately 200 acres located west of Tulsa, Oklahoma on the Arkansas River. Following the shutdown of refining operations in 1948, portions of the site were operated by third parties as a storage and treatment facility for industrial waste. ARCO, successor in interest to Sinclair, the operator of the former refinery, has entered into a consent decree with the EPA to design and construct source control facilities, the total cost of which is estimated to be approximately $15,000,000, with the contribution of the Company's subsidiary estimated to be approximately $250,000, or 1.67% of the total cost.

          (e) BPCI, has been named as a PRP in the Odessa Drum Company Superfund Site located in Odessa, Texas. Total cost of abatement at the site is currently estimated to be $7,000,000. A de minimis Settlement Agreement with the PRP group has been signed under which BPCI has agreed to pay $55,000.

          (f) Spectrace Instruments, Inc. ("Spectrace"), a subsidiary of the Company, has been named as a PRP in the MEW Study Area, an eight square mile soil and groundwater contamination site located in Mountain View, California. A group of PRPs estimates that the total cost of remediation will be approximately $80,000,000. The Company's environmental consultants have conducted extensive investigations of Spectrace's operating facility located within the MEW Study Area, and have concluded that Spectrace's activities could not have been the source of any contamination in the soil
     or groundwater at and around the MEW Study Area.   The Company has had
     several meetings with the EPA and the other PRPs and their respective counsel and consultants in an attempt to resolve this dispute. The EPA has recently informed the Company that no further work needs to be performed on Spectrace's site and indicated that the EPA does not believe there is a contaminant source on the property. The Company continues to believe the EPA's Administrative Order for Remedial Design and Remedial Action is not valid with respect to the Company's subsidiary and is diligently seeking the withdrawal of such Order with respect to the Company's subsidiary.

          (g) Hughes Tool Company (now known as Hughes Christensen), Eastman Teleco Company (now known as Baker Hughes INTEQ, a division of BHOO), and EIMCO, a subsidiary of the Company, have been named as PRPs in the Marco of Iota hazardous waste storage and treatment facility located in Iota, Acadia Parish, Louisiana. In 1991, the Marco facility was abandoned by the owners and the EPA discovered hazardous substances were being released into the surrounding environment. EPA records, corroborated by current Company information, suggest that the contribution to the contamination at this site by these subsidiaries of the Company is less than .005% of the total volume of wastes at this site. The hazardous wastes disposed of at this site have now been removed under the EPA's emergency response authority at a cost of approximately $6,000,000. A de minimis buyout offer from either the EPA or the PRP group is anticipated in the future.

          (h) BPCI, by virtue of its acquisition of ChemLink, was named in an administrative action brought by the EPA pursuant to the Toxic Substances Control Act. The complaint filed by the EPA alleges failure on the part of ChemLink to properly notify the EPA of the manufacture of a new chemical substance and asserts a fine against ChemLink in the amount of $280,000. Contractual indemnities are available to BPCI as a part of the acquisition of ChemLink which the Company believes cover any liability of BPCI in connection with this action, including any defense costs.

          (i) In May 1987, BPCI entered into an Agreed Administrative Order with the then Texas Water Commission, now known as the Texas Natural Resource Conservation Commission ("TNRCC"), with respect to soil and groundwater contamination at the Odessa - Hillmont site located in Odessa, Texas. This site was previously used by BPCI as a chemical blending plant. The contaminated soil has been removed and the site continues in the groundwater recovery/treatment phase at an annual cost of approximately $60,000.

          (j) Oil Base, Inc. and Hughes Drilling Fluids (now known as Baker Hughes INTEQ, a division of BHOO), have been identified as PRPs in the PAB Superfund Site located in Abbeville, Louisiana. Due to certain issues at this site, the Company has estimated that the contribution to the contamination by these entities is approximately 2.0%-5.0% of the total waste at this site. A Volumetric Calculation is not possible because the disposal records maintained at this site are incomplete and inaccurate.
     The Company's ultimate percentage of liability will depend in part upon the final allocation of volumes among the participating PRPs. Resolution of these issues is currently being sought through an ADR process supported by Region VI of the EPA. The EPA currently estimates the total cost of remediation at this site will be approximately $20,000,000. The Company is currently participating with other PRPs to fund certain remedial design efforts on an interim basis in order to comply with the EPA order, pending the finalization of the ADR process anticipated to occur within the next eighteen (18) months.

          (k) PA Inc., a former subsidiary of the Company, was identified as a PRP in the Sonics International Superfund Site, a former hazardous waste disposal facility located near Ranger, Texas. It is not possible at this time to quantify the Company's ultimate liability. The Company currently believes that its former subsidiary is a de minimis PRP at this site based upon the small amount of waste allegedly contributed to this site by the Company's former subsidiary (approximately 1.64% based upon a Volumetric Calculation). The remediation proposed by the PRP group is estimated to cost $700,000, and the Company anticipates its ultimate liability to be approximately $25,000.

          (l) The Company and Envirotech Corporation (now known as EVT Holdings, Inc.) have been sued by the Michigan Department of Natural Resources ("MDNR"). The MDNR has alleged that contamination to the residential water wells in the township of Rock, Michigan was caused in part by a 500 gallon diesel underground storage tank formerly located (removed in 1992) on real property acquired by the Company as a result of the acquisition of Envirotech in 1982. The MDNR has also brought suit against other potentially responsible parties. The MDNR is demanding partial payment from the Company and Envirotech (approximately $1,200,000) for a residential drinking water system installed in response to elevated levels of petroleum hydrocarbons in residential drinking water wells. The Company has met with the MDNR regarding the allegations, and after review of the state's reports and data, as well as the Company's own data, it is the Company's position that it has no liability.

          (m) Milpark (now known as Baker Hughes INTEQ, a division of BHOO) has been identified as a PRP at the Toups Farm Superfund Site (eligible for cleanup under the Texas State Cleanup Fund) located two miles north of South Lake at the intersection of Highway 105 and Highway 326 near Hallettsville, Texas. The site consists of approximately 21 acres, and was operated over the years as a municipal landfill, fence post treating company, and a hog farm. Based on available information, the Company does not believe it has any liability for contamination at the site.

          (n) The Company and BPCI have been named as PRPs at the former Fike Chemical Company site located in Nitro, West Virginia. The Company and BPCI were alleged to be responsible by virtue of business transactions involving toll chemical processing and raw materials with the site's operator, Fike Chemical. Contractual indemnities are available to BPCI as part of the acquisition of Chemlink, which the Company believes cover any liability of BPCI in connection with this action, including defense costs.

          (o) Milpark and Baker Sand Control (now known as Baker Hughes INTEQ, a division of BHOO) have been named as PRPs at the DL Mud Superfund Site located in Abbeville, Louisiana. This site was used for the disposal of used drilling fluids and drilling muds. However, another named PRP is responsible for over 98% of the waste volume disposed of at this site, and such PRP has agreed to remediate this site totally. The Company does not anticipate that it will have any liability for this site.

          (p) Milpark (now known as Baker Hughes INTEQ, a division of BHOO) has been named as a PRP at the Mar Services Superfund site located in Crankton, Louisiana. It has been estimated that the contribution to this site by the Company's subsidiary is approximately .08% of the total volume of solids at the site (based upon a volumetric calculation). The site is now undergoing investigative studies to determine the remedial action plan, as well as, a total estimated cost for remediation.

          (q) Teleco (now known as Baker Hughes INTEQ, a division of BHOO) has been named as a PRP at the Solvent Recycling Service of New England Superfund Site located in Southington, Connecticut. Approximately 1,000 companies have been named as PRPs at this site. Calculations from the PRP group verified by the Company indicate that Teleco contributed .00006% of the volume at the site. The total cost of cleanup at the site is currently estimated to be $3,500,000. A de minimis buyout offer from either the EPA or the PRP group is anticipated in the future.

     While PRPs in Superfund actions have joint and several liability for all costs of remediation and in many of the sites described above it is not possible at this time to quantify the Company's ultimate exposure because the project is either in its early investigative or remediation stage, based upon current information, the Company does not believe that probable and reasonably possible expenditures in connection with any of the sites described above are likely to have a material adverse effect on the Company's financial condition because: (i) the Company has established adequate reserves to cover what the Company presently believes will be its ultimate liability with respect to the matter,
(ii) the Company and its subsidiaries have only limited involvement in the sites based upon a Volumetric Calculation, as described above, (iii) there are other PRPs who have greater involvement on a Volumetric Calculation basis who have substantial assets and who may reasonably be expected to pay their share of the cost of remediation, (iv) where discussed above, the Company has insurance coverage or contractual indemnities from third parties to cover the ultimate liability, and (v) the Company's ultimate liability, based upon current information, is small compared to the Company's overall net worth.

     The Company, through its subsidiaries and/or divisions, is subject to various other governmental proceedings relating to environmental matters, but the Company does not believe that any of these matters is likely to have a material adverse effect on its financial condition.


MARKETING, COMPETITION AND ECONOMIC CONDITIONS

     The products of each of the Company's principal industry segments are marketed primarily through its own sales organizations on a product line basis, although certain products and services are marketed through supply stores and independent distributors. Technical and advisory services are ordinarily provided to assist in the customer's use of the Company's products and services. Stockpoints and service centers are located in areas of drilling and production activity throughout the world. The Company markets its products and services in nearly all of the oil producing countries. In certain foreign areas where direct product sales efforts are not practicable, the Company utilizes licensees, sales agents and distributors.

     The products of each of the Company's principal industry segments are sold in highly competitive markets, and its revenues and earnings can be affected by changes in competitive prices, fluctuations in the level of activity in major markets, general economic conditions and governmental regulation. The Company competes with a large number of companies, a few of which have greater resources and more extensive and diversified operations than the Company. The Company believes that the principal competitive factors in the industries which it serves are product and service quality and availability, technical proficiency and price.


INTERNATIONAL OPERATIONS

     Revenues attributable to sales of products and provision of services for use outside the United States (which, for 1994, consisted of revenues from non-U.S. operations of $1,233.2 million and export sales from the United States of $244.6 million) accounted for approximately 59%, 66%, and 66% of the Company's total revenues for the years ended September 30, 1994, 1993 and 1992, respectively. These revenues in 1994 were distributed approximately as follows:
Europe, 20%; other Eastern Hemisphere, 21%; and Non-U.S. Western Hemisphere, 18%. See Note 9 of Notes to Consolidated Financial Statements which is incorporated herein by reference.


     The Company's operations are subject to the risks inherent in doing business in multiple countries with various legal and political policies. Such risks include war, boycotts, political changes, expropriation, currency restrictions, taxes and changes in currency exchange rates. Although it is impossible to predict the likelihood of such occurrences or their effect on the Company, management believes these risks to be acceptable and, in view of the diversified nature of the Company's activities, does not consider them a factor materially adverse to its operations as a whole.

RESEARCH AND DEVELOPMENT; PATENTS

     At September 30, 1994, the equivalent of approximately 429 full-time employees were engaged in research and development activities directed primarily toward improvement of existing products and services and design of specialized products to meet specific customer needs and development of new products and processes. For information regarding the amounts of research and development expense for each of the three years in the period ended September 30, 1994, see
Note 11 of Notes to Consolidated Financial Statements which is incorporated herein by reference.

     The Company has followed a policy of seeking patent protection both inside and outside the U.S. for products and methods which appear to have commercial significance. The Company believes its patents and trademarks to be adequate for the conduct of its business, and while it regards patent and trademark protection important to its business and future prospects, it considers its established reputation, the reliability of its products and the technical skills of its personnel to be more important. The Company aggressively pursues protection of its patents against patent infringement worldwide.


EMPLOYEES

     At September 30, 1994, the Company had a total of approximately 14,700 employees, as compared to approximately 18,400 employees at September 30, 1993. Approximately 680 employees at September 30, 1994 were represented under collective bargaining agreements which terminate at various times through 1996. The Company believes that its relations with its employees are satisfactory.


EXECUTIVE OFFICERS

     The following table shows as of December 7, 1994, the name of each executive officer of the Company, together with his age and all offices presently held with the Company.


NAME OF INDIVIDUAL  AGE
- ------------------  ---

James D. Woods      63   Chairman of the Board, President, and Chief Executive
                         Officer since 1987.  Employed 1955.

Max L. Lukens       46   Executive Vice President since 1994 and President,
                         Baker Hughes Oilfield Operations, since 1993.  Employed
                         1981.  Chief Financial Officer, 1984-1989; President,
                         Baker Hughes Production Tools, 1989-1993; Senior Vice
                         President from 1987 to 1994.

Timothy J. Probert  43   Vice President and President of Baker Hughes Process
                         Equipment Operations since 1994.  Employed 1972.
                         President, Milpark, 1989-1990; President, Eastman
                         Christensen, 1990-1992; President, Eastman Teleco,
                         1992-1993; Executive Vice President, Baker Hughes
                         INTEQ, 1993; Vice President, Drilling & Evaluation
                         Technology Unit, Baker Hughes INTEQ, 1993-1994.


James E. Braun      35   Controller since 1993.  Employed 1993.  From 1981-1993,
                         Deloitte & Touche; Partner from 1991.

Arthur T. Downey    57   Vice President - Government Affairs since 1992.
                         Employed 1992.  Partner, Johnson & Gibbs from 1990-
                         1992; Partner, Sutherland, Asbill & Brennan, 1977-1990.

George S. Finley    43   Vice President since 1990 and Chief Financial Officer
                         of Baker Hughes Oilfield Operations since 1993.
                         Employed 1982. Controller, 1987-1993.

Scott B. Gill       35   Vice President - Investor Relations since 1993.
                         Employed 1990.  Director of Technical Services, Baker
                         Sand Control, 1990-1992; Integrated Engineering
                         Services Manager, Baker Sand Control, 1992-1993.

Roger P. Herbert    48   Vice President since 1994 and Vice President -
                         Technology and Market Development, Baker Hughes
                         Oilfield Operations, since 1993.  Employed 1988.
                         President, Baker Hughes Drilling Systems, 1988-1990;
                         President, Baker Hughes MWD, 1990-1991; President,
                         Develco, 1991-1993.

Eric L. Mattson     43   Senior Vice President since 1994 and Chief Financial
                         Officer since 1993.  Employed 1980.  Treasurer from
                         1983-1994; Vice President from 1988 to 1994.

Franklin Myers      42   Senior Vice President since 1994 and General Counsel
                         since 1988.  Employed 1988.  Corporate Secretary from
                         1988 to 1992; Vice President from 1988 to 1994.

Phillip A. Rice     59   Vice President - Human Resources since 1985.  Employed
                         1980.

     There are no family relationships between the executive officers of the Company.

     The Company follows the practice of electing its officers annually immediately after its Annual Meeting of Stockholders.

ITEM 2.  PROPERTIES

     The Company operates 72 principal manufacturing plants, almost all of which are owned, ranging in size from approximately 2,000 square feet to approximately 233,000 square feet of manufacturing space and totaling more than 2,967,000 square feet. Of such total, approximately 2,024,000 square feet (68%) are located in the United States, 301,000 square feet (10%) are located in the Western Hemisphere exclusive of the United States, 532,000 square feet (18%) are located in Europe and 110,000 square feet (4%) are located in the Eastern Hemisphere exclusive of Europe. Principal manufacturing plants by industry segment and geographic area appear in the table below.


                                           Other               Other
                                          Western             Eastern
                                   U.S.  Hemisphere  Europe  Hemisphere  Total
                                   ----  ----------  ------  ----------  -----

Oilfield Services and Equipment      36           8       8           9     61
Process Equipment Products            7           2       2           -     11
  and Services

     The Company believes that its manufacturing facilities are well maintained. The Company also has a significant investment in service vehicles, rental tools and equipment. During 1994 and 1992, the Company recognized permanent impairments and wrote down to net realizable value certain inventory, property, plant and equipment. For further information regarding these write-downs, see
Note 3 of Notes to Consolidated Financial Statements which is incorporated herein by reference. The Company believes it has the capacity to meet increased demands in each of its industry segments.


ITEM 3. LEGAL PROCEEDINGS

     On September 16, 1994, the Company and its insurers settled, for $.8 million, litigation instituted June 30, 1992, by Mission Resources, Inc. - II in the Superior Court for the State of California for the County of Kern, in connection with product delivery or service variances on approximately 53 well stimulation projects performed by the Company's former subsidiary, BJ-Hughes in Kern County, California. Although the suit did not name the Company as a defendant, the allegations may have fallen within the Company's agreement, in connection with the initial public offering by BJ Services Company, to indemnify it for damages, if any, and costs of litigation arising out of any such claims.

     On August 5, 1994, the Company settled, for $7.5 million, a class action instituted February 15, 1991 by Glyn Snell, et al. on behalf of royalty interest owners in the 238th Judicial District Court in Midland County, Texas implicating Dresser, BJ Services Company, the Company and affiliates in damages to a number of wells in West Texas.

     On July 18, 1994, the Company settled, for $1 million, a complaint instituted March 31, 1993 by Chevron USA Inc. in the United States District Court for the Southern District of Texas, Houston Division alleging a conspiracy by the Company and three other major producers of tricone rock bits, Reed Tool Company, Smith and Dresser, in violation of federal antitrust laws regarding pricing of such rock bits.

     The Company is sometimes named as a defendant in litigation relating to the products and services it provides. The Company insures against these risks to the extent deemed prudent by its management, but no assurance can be given that the nature and amount of such insurance will in every case fully indemnify the Company against liabilities arising out of pending and future legal proceedings relating to its ordinary business activities. However, the Company is not a party to any litigation the probable outcome of which, in the opinion of the Company's management, would have a material adverse effect on the consolidated financial position of the Company.

     See also "Business -- Environmental Matters."


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     The Common Stock of the Company is principally traded on The New York Stock Exchange. At December 7, 1994, there were approximately 59,155 stockholders and 18,155 stockholders of record.

     For information regarding quarterly high and low sales prices for the Company's Common Stock, see page 48 of the 1994 Annual Report to Stockholders which is incorporated herein by reference.

     For information regarding dividends declared on the Company's Common Stock, see Note 15 of Notes to Consolidated Financial Statements which is incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA

     The information set forth under the caption "Condensed Comparative Consolidated Financial Information" on page 17 of the 1994 Annual Report to Stockholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" on pages 19 through 25 of the 1994 Annual Report to Stockholders is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Company and the independent auditors' report set forth on pages 26 through 48 of the 1994 Annual Report to Stockholders are incorporated herein by reference:

     Independent Auditors' Report.

     Consolidated Statements of Operations for each of the three years in the period ended September 30, 1994.

     Consolidated Statements of Financial Position as of September 30, 1994 and 1993.

     Consolidated Statements of Stockholders' Equity for each of the three years in the period ended September 30, 1994.

     Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 1994.

     Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors of the Company is set forth in the section entitled "Election of Directors" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 25, 1995, which section is incorporated herein by reference. For information regarding executive officers of the Company, see pages 10 and 11 hereof.


ITEM 11. EXECUTIVE COMPENSATION

     Information for this item is set forth in the section entitled "Executive Compensation" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 25, 1995, which section is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is set forth in the sections entitled "Voting Securities" and "Security Ownership of Management" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 25, 1995, which sections are incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

     (1) Financial Statements

          All financial statements of the Registrant as set forth under Item 8 of this report on Form 10-K.

     (2)  Financial Statement Schedules:

          Schedule Number     Description          Page Number
          ---------------     -----------          -----------

             IX           Short-Term Borrowings         24

     (3)  Exhibits:

          3.1 Restated Certificate of Incorporation (filed as Exhibit 3.1 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference).

          3.2 By-Laws (filed as Exhibit 3.2 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1992 and incorporated herein by reference).

          3.3 Certificate of Designation of Series One Junior Participating Preferred Stock (filed as Exhibit 3.3 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference).

          3.4 Amended Certificate of Designation of Series One Junior Participating Preferred Stock (filed as Exhibit 3.4 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1992 and incorporated herein by reference).

          3.5 Certificate of Designation of Series I Preferred Stock of Baker Hughes Incorporated (filed as Exhibit 3.6 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1989 and incorporated herein by reference).

          3.6 Certificate of Designation of Series J Preferred Stock of Baker Hughes Incorporated (filed as Exhibit 3.7 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1989 and incorporated herein by reference).

          3.7 Certificate of Designation of Series K Preferred Stock of Baker Hughes Incorporated (filed as Exhibit 3.8 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1989 and incorporated herein by reference).

          3.8 Certificate of Designation of Series L Preferred Stock of Baker Hughes Incorporated (filed as Exhibit 3.8 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1990 and incorporated herein by reference).

          3.9 Certificate of Designation of $3.00 Convertible Preferred Stock (filed as Exhibit A to Exhibit 2.1 to Form 8-K of Baker Hughes Incorporated on February 11, 1992 and incorporated herein by reference).

          4.1 Rights of Holders of the Company's Long-Term Debt. The Company has no long-term debt instrument with regard to which the securities authorized thereunder equal or exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of its long-term debt instruments to the Commission upon request.

          4.2 Stockholder Rights Agreement dated as of March 23, 1988, between Baker Hughes Incorporated and Morgan Shareholder Services Trust Company, as Rights Agent (filed as Exhibit 4.2 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference).

         10.1  Employment Agreement between Baker Hughes Incorporated and James
               D. Woods dated December 7, 1994.

         10.2 Executive Severance Agreement between Baker Hughes Incorporated and Eric L. Mattson dated as of May 22, 1991 (filed as Exhibit
               10.2 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference).

         10.3 Employment Agreement between Baker Hughes Incorporated and Max L. Lukens dated as of December 7, 1994.

         10.4 Executive Severance Agreement between Baker Hughes Incorporated and Franklin Myers dated as of May 22, 1991 (filed as Exhibit
               10.4 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1991 and incorporated herein by reference).

         10.5 Executive Severance Agreement between Baker Hughes Incorporated and G.S. Finley dated as of May 22, 1991 (filed as Exhibit 10.5 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference).

         10.6 Executive Severance Agreement between Baker Hughes Incorporated and P. A. Rice dated as of May 22, 1991 (filed as Exhibit 10.6 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference).

         10.7 Amended and Restated 1991 Employee Stock Bonus Plan of Baker Hughes Incorporated (filed as Exhibit 10.5 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1991 and incorporated herein by reference).

         10.8 Restated 1987 Stock Option Plan of Baker Hughes Incorporated (Amended as of October 24, 1990) (filed as Exhibit 10.7 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1991 and incorporated herein by reference).

         10.9 1987 Convertible Debenture Plan of Baker Hughes Incorporated (Amended as of October 24, 1990) (filed as Exhibit 10.9 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1991 and incorporated herein by reference).

         10.10 Baker Hughes Incorporated Supplemental Retirement Plan (filed as
               Exhibit 10.10 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference).

         10.11 Executive Severance Policy (filed as Exhibit 10.11 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference).

         10.12 1993 Stock Option Plan (filed as Exhibit 10.12 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference).

         10.13 1993 Employee Stock Bonus Plan (filed as Exhibit 10.13 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference).

         10.14 1993 Employee Annual Incentive Compensation Plan (filed as
               Exhibit 10.14 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference).

         10.15 Director Compensation Deferral Plan (filed as Exhibit 10.15 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference).

         10.16 1995 Employee Annual Incentive Compensation Plan (subject to stockholder approval).

         10.17 1995 Stock Award Plan (subject to stockholder approval).

         10.18 Form of Credit Agreement, dated as of September 1, 1994, among Baker Hughes Incorporated and eighteen banks.

         10.19 Warrant Agreement dated as of March 15, 1990 between Baker Hughes Incorporated and First Chicago Trust Company of New York (filed as Exhibit 10.15 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1990 and incorporated herein by reference).

         10.20 Purchase Agreement dated as of December 31, 1991 by and between Sonat Inc. and Baker Hughes Incorporated (filed as Exhibit 2.1 to Form 8-K of Baker Hughes Incorporated on February 11, 1992 and incorporated herein by reference).

         13    Portions of 1994 Annual Report to Stockholders.

         21    Subsidiaries of Registrant.

         23 Opinion and Consent of Deloitte & Touche, which is included at Page 23 of this Annual Report on Form 10-K.

         27    Financial Data Schedule (for SEC purposes only)


(B) REPORTS ON FORM 8-K:

  None.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of December, 1994.


                                    BAKER HUGHES INCORPORATED



                                    By   JAMES D. WOODS
                                       -------------------------------------
                                         (James D. Woods, President and
                                         Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                      Title                    Date
     ---------                      -----                    ----

       JAMES D. WOODS         Chairman of the Board,    December 7, 1994
  ------------------------     President and Chief
      (James D. Woods)          Executive Officer
                              (principal executive
                                     officer)


       E. L. MATTSON         Senior Vice President and  December 7, 1994
- --------------------------    Chief Financial Officer
      (E. L. Mattson)          (principal financial
                                     officer)



     JAMES E. BRAUN           Controller (principal     December 7, 1994
- --------------------------     accounting officer)
    (James E. Braun)


                                    Director            December  , 1994
- --------------------------
(Lester M. Alberthal, Jr.)


    GORDON M. ANDERSON              Director            December 7, 1994
- --------------------------
   (Gordon M. Anderson)



    VICTOR G. BEGHINI               Director            December 7, 1994
- --------------------------
   (Victor G. Beghini)


     JACK S. BLANTON                Director            December 7, 1994
- --------------------------
    (Jack S. Blanton)


     HARRY M. CONGER                Director            December 7, 1994
- --------------------------
    (Harry M. Conger)


    EUNICE M. FILTER                Director            December 7, 1994
- --------------------------
   (Eunice M. Filter)


     JOE B. FOSTER                  Director            December 7, 1994
- --------------------------
    (Joe B. Foster)


    RICHARD D. KINDER               Director            December 7, 1994
- --------------------------
   (Richard D. Kinder)


- --------------------------
     (John F. Maher)                Director            December  , 1994


- --------------------------          Director            December  , 1994
     (Dana G. Mead)


     DONALD C. TRAUSCHT             Director             December 7, 1994
- --------------------------
    (Donald C. Trauscht)


                          INDEPENDENT AUDITORS' REPORT


Baker Hughes Incorporated:

We have audited the consolidated financial statements of Baker Hughes Incorporated and its subsidiaries as of September 30, 1994 and 1993, and for each of the three years in the period ended September 30, 1994, and have issued our report thereon dated November 16, 1994; such financial statements and report are included in your 1994 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Baker Hughes Incorporated and its subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP


Houston, Texas
November 16, 1994


                         INDEPENDENT AUDITORS' CONSENT


Baker Hughes Incorporated:

We consent to the incorporation by reference in Post-Effective Amendment Nos. 1, 2 and 3 on Form S-8 to Registration Statement No. 33-11074 on Form S-4, in Post-Effective Amendment No. 1 to Registration Statement No. 33-16094 on Form S-4, in Post-Effective Amendment Nos. 1 and 2 to Registration Statement No. 33-14803 on Form S-8, in Registration Statement No. 33-34935 on Form S-3, in Registration Statement No. 33-39445 on Form S-8, in Registration Statement No. 33-61304 on Form S-3, in Amendment No. 1 to Registration Statement No. 33-61304 on Form S-3 and in Registration Statement No. 33-52195 on Form S-8 of our reports dated November 16, 1994, appearing and incorporated by reference in the 1994 Annual Report on Form 10-K of Baker Hughes Incorporated for the year ended September 30, 1994.


DELOITTE & TOUCHE LLP


Houston, Texas
December 15, 1994

                           BAKER HUGHES INCORPORATED
                      SCHEDULE IX -- SHORT-TERM BORROWINGS


                                                      Weighted      Maximum       Average        Weighted
                                                      Average        Amount        Amount        Average
                                         Balance      Interest    Outstanding   Outstanding   Interest Rate
                                        at End of   Rate at End    During the    During the     During the
(Dollar amounts in thousands)             Period     of Period     Period (1)    Period (2)     Period (2)
- -----------------------------          ----------  ------------  ------------  ------------  --------------

Fiscal year ended September 30, 1994    $  863 (4)     24.6%(4)      $14,692        $  803            14.2%
  Borrowings (3)

Fiscal year ended September 30, 1993     5,381         10.8           10,361         5,877            13.7
  Borrowings (3)

Fiscal year ended September 30, 1992     7,161         13.1           21,701         9,290            16.3
  Borrowings (3)

- ----------------------------------
(1) The maximum amount outstanding during the period is determined on the basis of the amounts outstanding at any month end.

(2) The average amount outstanding during the period and the weighted average interest rate during the period are computed on the basis of quarterly balances.

(3) Represents borrowings under uncommitted credit facilities outside of the U.S. of which a portion is denominated in currencies other than the U.S. dollar.

(4)  Represents borrowings in Chilean pesos.