Form 10-Q
period 1994-12-31
BAKER HUGHES INC
filed 1995-02-14
CIK 808362

- ------------------------------------------------------------------------------


                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                         -----------------------------

              X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended December 31, 1994

                                      OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934


                         -----------------------------

                         Commission file number 1-9397

                         -----------------------------

                           BAKER HUGHES INCORPORATED
            (Exact name of registrant as specified in its charter)


             Delaware                                         76-0207995
(State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                       Identification No.)
 3900 Essex Lane, Houston, Texas                                77027
(Address of principal executive offices)                      (Zip code)

      Registrant's telephone number, including area code:  (713) 439-8600

                         -----------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                            Outstanding at January 28, 1995
              -----                            -------------------------------

Common Stock, $1.00 par value per share               141,031,000 shares



- ------------------------------------------------------------------------------

                           BAKER HUGHES INCORPORATED




                                     INDEX


                                                                          Page
                                                                           No.
                                                                          ----
Part I - Financial Information:


    Consolidated Condensed Statements of Operations - Three
         Months ended December 31, 1994 and 1993..........................   2

    Consolidated Condensed Statements of Financial
         Position - December 31, 1994 and September 30, 1994..............   3

    Consolidated Condensed Statements of Cash Flows -
         Three months ended December 31, 1994 and 1993....................   5

    Notes to Consolidated Condensed Financial Statements..................   6

    Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................   8


Part II - Other Information...............................................  13

                        PART I.  FINANCIAL INFORMATION
                           BAKER HUGHES INCORPORATED
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                          Three Months Ended
                                                             December 31,
                                                           1994        1993
REVENUES:                                                ---------  ---------
   Sales............................................... $  411,907 $  433,482
   Services and rentals................................    195,010    191,080
                                                         ---------  ---------
       Total revenues..................................    606,917    624,562
COSTS AND EXPENSES:                                      ---------  ---------
   Cost of sales.......................................    241,816    251,931
   Cost of services and rentals........................     95,059     96,880
   Research and engineering............................     20,087     23,425
   Marketing and field service.........................    144,949    147,444
   General and administrative..........................     44,316     53,315
   Amortization of goodwill and other intangibles......      7,877      7,961
                                                         ---------  ---------
       Total costs and expenses........................    554,104    580,956
                                                         ---------  ---------
Operating income.......................................     52,813     43,606
Interest expense.......................................    (11,479)   (15,191)
Interest income........................................        807        686
                                                         ---------  ---------
Income before income taxes.............................     42,141     29,101
Income taxes...........................................    (17,910)   (12,222)
                                                         ---------  ---------
Income before cumulative effect of accounting changes..     24,231     16,879
Cumulative effect of accounting changes:                 ---------  ---------
   Income taxes........................................                25,455
   Postretirement benefits other than pensions
       (net of $37,488 million income tax benefit).....               (69,620)
   Postemployment benefits (net of $7,861 million income
       tax benefit)....................................    (14,598)
                                                         ---------  ---------
           Accounting changes - net....................    (14,598)   (44,165)
                                                         ---------  ---------
Net income (loss)...................................... $    9,633 $  (27,286)
                                                         =========  =========
Per share of Common Stock:
   Income before cumulative effect of accounting
       changes......................................... $      .15 $      .10
   Cumulative effect of accounting changes............. $     (.10)$     (.32)
                                                         ---------  ---------
   Net income (loss)................................... $      .05 $     (.22)
                                                         =========  =========
Cash dividends per share of common stock............... $     .115 $     .115
                                                         =========  =========

    See accompanying notes to consolidated condensed financial statements.

                           BAKER HUGHES INCORPORATED
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                                (In thousands)


                                    ASSETS

                                                   December 31,  September 30,
                                                       1994          1994
                                                    ----------    ----------
CURRENT ASSETS:
   Cash and cash equivalents...................... $    96,955   $    69,179
                                                    ----------    ----------
   Receivables - net..............................     633,565       612,414
                                                    ----------    ----------
   Inventories:
       Finished goods.............................     502,674       508,198
       Work in process............................      48,207        53,644
       Raw materials..............................      85,387        81,204
                                                    ----------    ----------
           Total inventories......................     636,268       643,046
                                                    ----------    ----------
   Deferred income taxes..........................      46,696        45,959
                                                    ----------    ----------
   Other current assets...........................      36,770        29,394
                                                    ----------    ----------
           Total current assets...................   1,450,254     1,399,992
                                                    ----------    ----------
PROPERTY - NET....................................     545,595       560,084
                                                    ----------    ----------
OTHER ASSETS:
   Property held for disposal.....................      69,965        73,496
   Investments....................................      89,886        89,601
   Other assets...................................      86,791        80,054
   Excess costs arising from acquisitions - net...     789,046       796,455
                                                    ----------    ----------
           Total other assets.....................   1,035,688     1,039,606
                                                    ----------    ----------
               Total.............................. $ 3,031,537   $ 2,999,682
                                                    ==========    ==========

    See accompanying notes to consolidated condensed financial statements.

                           BAKER HUGHES INCORPORATED
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                                (In thousands)


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   December 31,  September 30,
                                                       1994          1994
                                                    ----------    ----------
CURRENT LIABILITIES:
   Accounts payable............................... $   226,361   $   253,616
   Short-term borrowings and current
     portion of long-term debt....................       1,643        15,299
   Accrued employee compensation and benefits.....     104,095       113,304
   Income taxes...................................      27,804        29,729
   Taxes other than income........................      21,777        20,608
   Accrued insurance..............................      24,752        26,492
   Accrued interest...............................      15,836        10,676
   Other accrued liabilities......................      65,464        74,847
                                                    ----------    ----------
           Total current liabilities..............     487,732       544,571
                                                    ----------    ----------
LONG-TERM DEBT....................................     731,314       637,972
                                                    ----------    ----------
DEFERRED INCOME TAXES.............................      50,533        53,841
                                                    ----------    ----------
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS.......      96,442        95,951
                                                    ----------    ----------
POSTEMPLOYMENT BENEFITS...........................      25,370
                                                    ----------
OTHER LONG-TERM LIABILITIES.......................      30,520        28,875
                                                    ----------    ----------
STOCKHOLDERS' EQUITY:
   Preferred stock................................       4,000         4,000
   Common stock...................................     141,008       140,889
   Capital in excess of par value.................   1,475,657     1,474,013
   Retained earnings..............................     115,720       125,276
   Cumulative foreign currency translation
     adjustment...................................    (123,966)     (102,915)
   Unrealized loss on securities available for sale     (2,793)       (2,791)
                                                    ----------    ----------
           Total stockholders' equity.............   1,609,626     1,638,472
                                                    ----------    ----------
               Total.............................. $ 3,031,537   $ 2,999,682
                                                    ==========    ==========

    See accompanying notes to consolidated condensed financial statements.

                           BAKER HUGHES INCORPORATED
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                        Three Months Ended
                                                           December 31,
                                                       1994           1993
                                                     --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).................................. $   9,633      $ (27,286)
Adjustments to reconcile net income (loss) to net
  cash flows from operating activities:
    Depreciation and amortization of:
       Property....................................     28,697         32,265
       Other assets and debt discount..............     10,469         11,663
    Loss(gain) on disposal of assets...............      2,439         (4,664)
    Foreign currency translation loss - net........                        14
    Cumulative effect of accounting changes........     14,598         44,165
    Change in receivables..........................    (33,953)       (36,705)
    Change in inventories..........................      3,331        (34,022)
    Change in accounts payable.....................    (12,055)        (4,989)
    Changes in other assets and liabilities........    (33,257)        12,378
                                                      --------       --------
Net cash flows from operating activities...........    (10,098)        (7,181)
                                                      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions.............................    (25,681)       (26,466)
    Proceeds from disposal of assets...............      5,408          9,591
                                                      --------       --------
Net cash flows from investing activities...........    (20,273)       (16,875)
                                                      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (payments) borrowings from commercial paper
       and revolving credit facilities..............     (1,150)        57,057
    Proceeds from exercised debenture purchase
       warrants.....................................     78,000
    Proceeds from exercise of stock options
       and stock purchase grants....................        996             56
    Dividends......................................    (19,215)       (19,151)
                                                      --------       --------
Net cash flows from financing activities...........     58,631         37,962
                                                      --------       --------
Effect of exchange rate changes on cash............       (484)        (5,617)
                                                      --------       --------
Increase in cash and cash equivalents..............     27,776          8,289
Cash and cash equivalents, beginning of period.....     69,179          6,992
                                                      --------       --------
Cash and cash equivalents, end of period........... $   96,955     $   15,281
                                                      ========       ========

Income taxes paid.................................. $   16,283     $   13,886
Interest paid...................................... $    5,293     $    7,347

    See accompanying notes to consolidated condensed financial statements.

                           BAKER HUGHES INCORPORATED

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1. General

    In the opinion of the Company, the unaudited consolidated condensed financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the Company's consolidated financial position as of December 31, 1994 and its consolidated results of operations and cash flows for each of the three month periods ended
December 31, 1994 and 1993. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (See the Company's Annual Report on Form 10-K for the year ended September 30, 1994 for the most recent annual financial statements prepared in accordance with generally accepted accounting principles). Certain balances on the Consolidated Statement of Financial Position at September 30, 1994 have been reclassified to conform to the December 31, 1994 presentation. The results of operations for the three months ended December 31, 1994 are not necessarily indicative of the results to be expected for the full year.


Note 2. Income Per Common Share

    Net income per common share is based on the weighted average number of shares outstanding during the respective periods (three months ended
December 31, 1994 and 1993, 140,977,000 and 140,422,000, respectively) and excludes the negligible dilutive effect of shares issuable in connection with employee stock plans. Net income per common share has been adjusted for dividends on preferred stock of $3.0 million for the three months ended December 31, 1994 and 1993.


Note 3. Postemployment Benefits

    The Company provides certain postemployment benefits consisting primarily of long-term disability income benefits, which are fully funded, and long-term disability medical benefits, which are unfunded. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," effective October 1, 1994. The accounting standard requires the accrual method of accounting rather than cash basis accounting, which was previously used by the Company. The Company recognized a charge to income of $14.6 million ($.10 per share), net of an income tax benefit of $7.9 million, as the cumulative effect of the change in accounting principle. Annual expense under SFAS No. 112 for 1995 is expected to be approximately $2.5 million, which is not significantly different from the actual cash payments.

                           BAKER HUGHES INCORPORATED

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


Note 4. Disposition

    The Company sold the EnviroTech Pumpsystems ("Pumpsystems") group of companies in September 1994. The decision to divest Pumpsystems was part of a continuing review of the Company's core product and service competencies. The Pumpsystems sale provided approximately $210.0 million in proceeds and resulted in a gain of $101.0 million. Pumpsystems had $48.1 million of revenue in the first quarter of 1994.

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

    Quarter Ending December 31,                        1994           1993
    ----------------------------------------------------------------------
    WTI ($/Bbl)                                       17.64          16.46
    U.S. Spot Natural Gas ($/mcf)                      1.49           2.03

    Oil prices strengthened in the first quarter of 1995 rising $1.18/Bbl or 7.2% compared to the same period a year ago. The Company expects prices to trend upwards in 1995 and 1996 while remaining susceptible to short-term price fluctuations. U.S. natural gas prices were softer than expected, decreasing 26.6% from the prior year. Higher natural gas production and a mild winter were the major causes for the price decline. Prices are expected to strengthen slightly in the remainder of 1995 but will still be lower than prices in 1994. The Company believes that higher natural gas prices and a tightening market would stimulate exploration and development drilling directed towards natural gas.

    A more direct indicator of expenditures and drilling activity is the Baker Hughes rotary rig count. Workover activity, as measured by the U.S. workover rig count, is also an indicator of expenditure activity. (The amounts in the table below are quarter averages.)

    Quarter Ending December 31,                        1994           1993
    ----------------------------------------------------------------------
    North American                                    1,115          1,089
    Non-North American                                  730            781
                                                      -----          -----
    Total Rig Count                                   1,845          1,870
                                                      =====          =====
    U.S. Workover Rig Count                           1,373          1,529
                                                      =====          =====

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS CONTINUED


North American Activity

    The North American rig count was up 2.4% from 1994. Activity increases in the Gulf of Mexico drove an increase in the average offshore rig count from 98 to 104 rigs -- up 6.1% from the first quarter of 1994. The Company benefits from offshore drilling, more so than land drilling, as this type of activity requires the premium products and services offered by the Company. The Canadian operations were also favorable impacted by the increase in natural gas drilling as Canadian rig activity was up 28.2% in 1995. Workover activity declined 10.2% from 1994 levels.

    The Company is cautiously optimistic that drilling activity will remain strong in North America in 1995. The Company anticipates that reduced gas prices and high pipeline utilization will take the edge off Canada's drilling boom. In the U.S., the Company is expecting a modest decrease in gas-directed drilling to be offset by a modest increase in oil-directed drilling. The average U.S. workover rig count is expected to remain flat over the next year.

Non-North American Activity

    Outside North America, activity continued to fall. The average rig count was down 6.5% from the first quarter of 1994. The fall was widespread throughout the Eastern Hemisphere as most regions showed a decrease in activity. The decline was offset somewhat by Latin America activity which was up 18.8%. Two areas of particular importance to the Company that were down significantly were Italy and Nigeria where political and social issues affected drilling activity. The Company expects little change in activity in the Eastern Hemisphere over the near term as political issues and volatility in crude oil prices will continue to create uncertainty. In Latin America, the Company expects to see continued growth in drilling activity in 1995 led by Venezuela, Argentina and Colombia.

DISPOSITION

    The Company sold the EnviroTech Pumpsystems ("Pumpsystems") group of companies in September 1994. The decision to divest Pumpsystems and EM&C was part of a continuing review of the Company's core product and service competencies. The Pumpsystems sale provided approximately $210.0 million in proceeds and resulted in a gain of $101.0 million. Pumpsystems had $48.1 million of revenue in the first quarter of 1994.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS CONTINUED


RESULTS OF OPERATIONS

Revenues

The following table summarizes the impact of the disposition on consolidated revenues:
                                                            Quarter Ending
                                                             December 31,
    (In millions)                                          1994        1993
    -----------------------------------------------------------------------
    Consolidated Revenues:
         Sales                                          $ 411.9     $ 433.5
         Services and rentals                             195.0       191.1
                                                         ------      ------
              Total                                       606.9       624.6
    Less Pumpsystems Operations:
         Sales                                                         48.1
                                                                     ------
    Revenues from Ongoing Operations:
         Sales                                            411.9       385.4
         Services and rentals                             195.0       191.1
                                                         ------      ------
              Total                                     $ 606.9     $ 576.5
                                                         ======      ======

    Consolidated revenues for the first quarter of 1995 decreased 2.8% compared to the same quarter last year. The results of Pumpsystems have been reported in a manner similar to discontinued operations since March 1994 which represents the date at which the decision to divest the business was made.

    Revenues from ongoing operations were up 5.3%. Oilfield Operations currently represent approximately 89% of consolidated revenues with the remaining 11% represented by Process Equipment Operations. Oilfield Operations reported revenues of $537.8 million for the quarter, an improvement of 4.5% from the first quarter of 1994. Much of the improvement in Oilfield Operations sales, services and rentals revenue is attributable to increased drilling activity in the Western Hemisphere, fueled in large part by natural gas drilling. Offsetting this trend was a decline in the average number of workover rigs running in the U.S. However, much of the improvement in the Western Hemisphere was offset by declines in the European and West Africa markets, most notably in geographic areas where Oilfield Operations enjoys significant revenue on a per rig basis. Process Equipment Operations sales, services and rentals revenue increased $10.5 million to $69.1 million in the first quarter of 1995. The majority of this improvement comes from non U.S. sales where an improved worldwide economy drove the revenue favorability.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS CONTINUED


Operating Income

    The following table summarizes the effect of the disposition on consolidated operating income:
                                                             Quarter Ending
                                                              December 31,
    (In millions)                                           1994        1993
    ------------------------------------------------------------------------
    Consolidated Operating Income                           52.8        43.6
    Less Pumpsystems Operating Income                                   (3.3)
                                                          ------      ------
    Operating Income from Ongoing Operations                52.8        40.3
                                                          ======      ======

    Consolidated operating income increased 21.1% in the first quarter of 1995 compared to the first quarter of 1994. Operating income from ongoing operations, which excludes Pumpsystems operating income, increased 31.0% compared to the same period in the prior year. The increases result from improved revenues and the impact of various cost containment measures, including the ongoing benefits from the consolidation of several divisions in prior years.

Costs and Expenses

    In general, operating expenses have fluctuated within a narrow band as a percentage of consolidated revenues as the Company manages expenses both in absolute terms and as a function of revenues.

    Cost of sales, cost of services and rentals, research and engineering expenses and marketing and field service expenses decreased in the first quarter of 1995 in line with the revenue decreases associated with the disposition of Pumpsystems. General and administrative expenses, which are less sensitive to changes in revenue, decreased $9.0 million or 16.9% in 1995. The decrease in 1995 is reflective of the impact of the Pumpsystems disposition ($3.5 million) and the realization of various cost containment measures ($5.5 million).

Interest Expense

    Interest expense in the first quarter of 1995 decreased $3.7 million from the same quarter in 1994. The decrease was attributable primarily to the repurchase or defeasance in the third and fourth quarters of 1994 of all the outstanding 6% discount debentures which had an effective rate of 14.66%.

CAPITAL RESOURCES AND LIQUIDITY

Financing Activities

    Net cash inflows from financing activities were $58.6 million in the first quarter of 1995 compared to $38.0 million in the first quarter of 1994. Total debt outstanding at December 31, 1994 was $733.0 million, compared to $653.3

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS CONTINUED


million at September 30, 1994. The debt to equity ratio was .455 at December 31, 1994, compared to .399 at September 30, 1994.

    In April 1994, the Company issued debenture purchase warrants under favorable terms for $7.0 million which entitle the holders to purchase $93.0 million of the Company's debentures. In the first quarter of 1995, certain holders exercised warrants and purchased $78.0 million of debentures. Subsequent to December 31, 1994, the remaining warrants were exercised and $15.0 million of debentures were purchased. In the first quarter of 1994, the Company increased total debt to fund operating needs while at the same time taking advantage of lower interest rates to reduce the weighted average effective interest rate on its debt portfolio.

    At December 31, 1994, the Company had $718.4 million of credit facilities with commercial banks, of which $499.4 million is committed. These facilities are subject to normal banking terms and conditions and do not materially restrict the Company's activities.

Investing Activities

    Net cash outflows from investing activities were $20.3 million in the first quarter of 1995 compared to $16.9 million in the first quarter of 1994. Property additions decreased only slightly quarter over quarter. The ratio of capital expenditures to depreciation has increased over the same period from 82.0% to 89.5%. The majority of the capital expenditures have been in Oilfield Operations where the largest single item is the expenditure for rental tools and equipment to supplement the rental fleet. Funds provided from operations and outstanding lines of credit are expected to be more than adequate to meet future capital expenditure requirements. The Company expects 1995 capital expenditures to be between $120.0 million and $140.0 million as it focuses on replacing capital in amounts comparable to annual depreciation.

Operating Activities

    Net cash outflows from operating activities were $10.1 million in the first quarter of 1995 compared to $7.2 million in the first quarter of 1994. The increase of $2.9 million was due primarily to the settlement of liabilities offset by a decrease in the buildup of inventories and the increase in net income adjusted for noncash items.

ACCOUNTING STANDARDS

Postemployment Benefits

    In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits". The statement requires accrual basis accounting for such benefits as opposed to cash basis accounting. The Company adopted SFAS No. 112 effective October 1, 1994 and immediately recognized the cumulative effect of the change in accounting recording a charge to income of $14.6 million ($.10 per share), net of an income tax benefit of $7.9 million. Expense under SFAS No. 112 for 1995 related to these benefits is not expected to be significantly different from actual cash payments.

                          PART II. OTHER INFORMATION


Item 1. Legal Proceedings

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    The Company's Annual Meeting of Stockholders was held on January 25, 1995, to elect four Class I members of the Board of Directors, to approve the 1995 Employee Annual Incentive Compensation Plan, the 1995 Stock Award Plan and the amendment to the 1987 Employee Stock Purchase Plan to increase the authorized shares purchasable under the Plan by 2,000,000 and to consider a proposal to implement and/or increase activity on the MacBride Principles with respect to the Company's operations in Northern Ireland.

    The four Class I directors who were so elected are: Jack S. Blanton, Harry M. Conger, John F. Maher and Dana G. Mead. The directors whose term of office continued after the Annual Meeting are: Lester M. Alberthal, Jr., Gordon M. Anderson, Victor G. Beghini, Eunice M. Filter, Joe B. Foster, Richard D. Kinder, Donald C. Trauscht and James D. Woods. The number of affirmative votes and the number of votes withheld for the four Class I directors so elected were:
                                                  Number of       Number of
                                                 Affirmative        Votes
                                                    Votes          Withheld
                                                 -----------     -----------
    Jack S. Blanton                              115,971,294         984,913
    Harry M. Conger                              115,984,927         957,647
    John F. Maher                                115,990,577         946,347
    Dana G. Mead                                 115,910,476       1,106,549

    The number of affirmative votes, the number of negative votes, the number of abstentions and the number of broker non-votes with respect to the 1995 Employee Annual Incentive Compensation Plan, the 1995 Stock Award Plan, the amendment to the 1987 Employee Stock Purchase Plan and the stockholder proposal regarding Northern Ireland were as follows:

                              Number of    Number of
                             Affirmative   Negative                    Broker
                                Votes        Votes     Abstentions   Non-Votes
                             -----------  ----------   -----------  ----------
Approval of 1995 Employee
    Annual Incentive
    Compensation Plan        108,421,856   5,240,963     3,256,054           0
Approval of 1995 Stock
    Award Plan                97,195,005  16,587,995     3,135,873           0
Approval of Amendment to
    the 1987 Employee Stock
    Purchase Plan            108,114,071   5,609,184     3,195,618           0
Proposal regarding
    Northern Ireland          17,812,942  60,663,131    23,773,067  14,669,733

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




                                       BAKER HUGHES INCORPORATED
                                             (Registrant)




Date:  February 13, 1995               By  /s/FRANKLIN MYERS
                                       ------------------------------------
                                         Senior Vice President
                                           and General Counsel




Date:  February 13, 1995               By  /s/JAMES E. BRAUN
                                       ------------------------------------
                                         Controller