Form 10-Q
period 1995-03-31
BAKER HUGHES INC
filed 1995-05-15
CIK 808362

- -------------------------------------------------------------------------------


                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -----------------------------

              X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1995

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934


                         -----------------------------

                         Commission file number 1-9397

                         -----------------------------

                           BAKER HUGHES INCORPORATED
             (Exact name of registrant as specified in its charter)


             Delaware                                         76-0207995
(State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                       Identification No.)
 3900 Essex Lane, Houston, Texas                                77027
(Address of principal executive offices)                      (Zip code)

      Registrant's telephone number, including area code:  (713) 439-8600

                         -----------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                               Outstanding at April 29, 1995
              -----                               -----------------------------

Common Stock, $1.00 par value per share                 141,104,000 shares



- -------------------------------------------------------------------------------

                           BAKER HUGHES INCORPORATED




                                     INDEX


                                                                          Page
                                                                           No.
                                                                          ----
Part I - Financial Information:


    Consolidated Condensed Statements of Operations - Three
         Months and Six Months ended March 31, 1995 and 1994..............   2

    Consolidated Condensed Statements of Financial
         Position - March 31, 1995 and September 30, 1994.................   3

    Consolidated Condensed Statements of Cash Flows - Six
         Months ended March 31, 1995 and 1994.............................   5

    Notes to Consolidated Condensed Financial Statements..................   6

    Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................   7


Part II - Other Information...............................................  13

                         PART I.  FINANCIAL INFORMATION
                           BAKER HUGHES INCORPORATED
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                     Three Months Ended     Six Months Ended
                                           March 31,             March 31,
                                        1995       1994       1995       1994
REVENUES:                           --------------------  --------------------
   Sales.......................... $  447,302 $  453,305 $  859,209 $  886,787
   Services and rentals...........    205,307    196,711    400,317    387,791
                                    ---------  ---------  ---------  ---------
       Total revenues.............    652,609    650,016  1,259,526  1,274,578
COSTS AND EXPENSES:                 ---------  ---------  ---------  ---------
   Cost of sales..................    258,533    269,896    500,349    521,827
   Cost of services and rentals...     99,880     93,765    194,939    190,645
   Research and engineering.......     20,760     23,995     40,847     47,420
   Marketing and field service....    149,132    147,613    294,081    295,057
   General and administrative.....     57,288     51,605    101,604    104,920
   Amortization of goodwill and
     other intangibles............      7,463      7,504     15,340     15,465
                                    ---------  ---------  ---------  ---------
       Total costs and expenses...    593,056    594,378  1,147,160  1,175,334
                                    ---------  ---------  ---------  ---------
Operating income..................     59,553     55,638    112,366     99,244
Interest expense..................    (13,701)   (16,588)   (25,180)   (31,779)
Interest income...................      1,268      1,102      2,075      1,788
                                    ---------  ---------  ---------  ---------
Income before income taxes........     47,120     40,152     89,261     69,253
Income taxes......................    (19,120)   (16,864)   (37,030)   (29,086)
                                    ---------  ---------  ---------  ---------
Income before cumulative effect
  of accounting changes...........     28,000     23,288     52,231     40,167
                                                          ---------  ---------
Cumulative effect of accounting
  changes:
   Income taxes...................                                      25,455
   Postretirement benefits other
     than pensions (net of $37,488
     million income tax benefit)..                                     (69,620)
   Postemployment benefits (net of
     $7,861 million income tax
     benefit).....................                          (14,598)
                                                          ---------  ---------
       Accounting changes - net...                          (14,598)   (44,165)
                                    ---------  ---------  ---------  ---------
Net income (loss)................. $   28,000 $   23,288 $   37,633 $   (3,998)
Per share of Common Stock:          =========  =========  =========  =========
   Income before cumulative effect
     of accounting changes........ $      .18 $      .14 $      .33 $      .24
   Cumulative effect of accounting
     changes......................                             (.10)      (.32)
                                    ---------  ---------  ---------  ---------
   Net income (loss).............. $      .18 $      .14 $      .23 $     (.08)
                                    =========  =========  =========  =========
Cash dividends per share of common
  stock........................... $     .115 $     .115 $      .23 $      .23
                                    =========  =========  =========  =========
     See accompanying notes to consolidated condensed financial statements.

                           BAKER HUGHES INCORPORATED
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)


                                     ASSETS

                                                    March 31,    September 30,
                                                       1995          1994
                                                    ----------    ----------
CURRENT ASSETS:
   Cash and cash equivalents...................... $   128,846   $    69,179
                                                    ----------    ----------
   Receivables - net..............................     643,822       612,414
                                                    ----------    ----------
   Inventories:
       Finished goods.............................     529,491       508,198
       Work in process............................      52,459        53,644
       Raw materials..............................      78,164        81,204
                                                    ----------    ----------
           Total inventories......................     660,114       643,046
                                                    ----------    ----------
   Deferred income taxes..........................      47,729        45,959
                                                    ----------    ----------
   Other current assets...........................      35,160        29,394
                                                    ----------    ----------
           Total current assets...................   1,515,671     1,399,992
                                                    ----------    ----------
PROPERTY - NET....................................     556,189       560,084
                                                    ----------    ----------
OTHER ASSETS:
   Property held for disposal.....................      70,368        73,496
   Investments....................................      93,213        89,601
   Other assets...................................      85,766        80,054
   Excess costs arising from acquisitions - net...     783,513       796,455
                                                    ----------    ----------
           Total other assets.....................   1,032,860     1,039,606
                                                    ----------    ----------
               Total.............................. $ 3,104,720   $ 2,999,682
                                                    ==========    ==========

     See accompanying notes to consolidated condensed financial statements.

                           BAKER HUGHES INCORPORATED
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     March 31,   September 30,
                                                       1995          1994
                                                    ----------    ----------
CURRENT LIABILITIES:
   Accounts payable............................... $   234,572   $   253,616
   Short-term borrowings and current
     portion of long-term debt....................       1,549        15,299
   Accrued employee compensation and benefits.....     114,931       113,304
   Income taxes...................................      15,086        29,729
   Taxes other than income........................      17,419        20,608
   Accrued insurance..............................      24,803        26,492
   Accrued interest...............................      18,141        10,676
   Other accrued liabilities......................      70,062        74,847
                                                    ----------    ----------
           Total current liabilities..............     496,563       544,571
                                                    ----------    ----------
LONG-TERM DEBT....................................     760,167       637,972
                                                    ----------    ----------
DEFERRED INCOME TAXES.............................      67,915        53,841
                                                    ----------    ----------
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS.......      97,102        95,951
                                                    ----------    ----------
POSTEMPLOYMENT BENEFITS...........................      25,530
                                                    ----------
OTHER LONG-TERM LIABILITIES.......................      30,310        28,875
                                                    ----------    ----------
STOCKHOLDERS' EQUITY:
   Preferred stock................................       4,000         4,000
   Common stock...................................     141,087       140,889
   Capital in excess of par value.................   1,476,743     1,474,013
   Retained earnings..............................     124,475       125,276
   Cumulative foreign currency translation
     adjustment...................................    (117,549)     (102,915)
   Unrealized loss on securities available for sale     (1,623)       (2,791)
                                                    ----------    ----------
           Total stockholders' equity.............   1,627,133     1,638,472
                                                    ----------    ----------
               Total.............................. $ 3,104,720   $ 2,999,682
                                                    ==========    ==========

     See accompanying notes to consolidated condensed financial statements.

                           BAKER HUGHES INCORPORATED
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                          Six Months Ended
                                                              March 31,
                                                         1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:                 --------       --------
Net income (loss)..................................  $  37,633      $  (3,998)
Adjustments to reconcile net income (loss) to net
  cash flows from operating activities:
  Depreciation and amortization of:
    Property.......................................     57,443         65,387
    Other assets and debt discount.................     20,542         23,513
  Gain on disposal of assets.......................     (1,439)        (5,014)
  Gain on disposition of EM&C......................                    (8,550)
  Foreign currency translation loss - net..........         70              9
  Cumulative effect of accounting changes..........     14,598         44,165
  Change in receivables............................    (37,505)        17,712
  Change in inventories............................    (19,180)       (58,736)
  Change in accounts payable.......................    (13,313)       (23,310)
  Changes in other assets and liabilities..........    (25,650)       (13,367)
                                                      --------       --------
Net cash flows from operating activities...........     33,199         37,811
                                                      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions...............................    (58,524)       (56,613)
  Proceeds from disposal of assets.................     20,154         16,132
  Proceeds from disposition of businesses..........                   128,389
                                                      --------       --------
Net cash flows from investing activities...........    (38,370)        87,908
                                                      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) from commercial paper
    and revolving credit facilities................     10,539        (81,540)
  Proceeds from exercised debenture purchase
    warrants.......................................     93,000
  Proceeds from exercise of stock options
    and stock purchase grants......................      1,272             62
  Dividends........................................    (38,434)       (38,302)
                                                      --------       --------
Net cash flows from financing activities...........     66,377       (119,780)
                                                      --------       --------
Effect of exchange rate changes on cash............     (1,539)           584
                                                      --------       --------
Increase in cash and cash equivalents..............     59,667          6,523
Cash and cash equivalents, beginning of
  period...........................................     69,179          6,992
                                                      --------       --------
Cash and cash equivalents, end of period...........  $ 128,846      $  13,515
                                                      ========       ========

Income taxes paid..................................  $  30,433      $  23,020
Interest paid......................................  $  15,408      $  24,402

     See accompanying notes to consolidated condensed financial statements.

                           BAKER HUGHES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1. General

    In the opinion of the Company, the unaudited consolidated condensed financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the Company's consolidated financial position as of March 31, 1995 and its consolidated results of operations and cash flows for each of the three and six month periods ended March 31, 1995 and 1994. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (See the Company's Annual Report on Form 10-K for the year ended September 30, 1994 for the most recent annual financial statements prepared in accordance with generally accepted accounting principles). Certain balances on the Consolidated Statement of Financial Position at September 30, 1994 have been reclassified to conform to the March 31, 1995 presentation. The results of operations for the three and six months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.


Note 2. Income Per Common Share

    Net income per common share is based on the weighted average number of shares outstanding during the respective periods (three months ended
March 31, 1995 and 1994, 141,032,000 and 140,443,000, respectively; six months ended March 31, 1995 and 1994, 141,005,000 and 140,442,000, respectively) and excludes the negligible dilutive effect of shares issuable in connection with employee stock plans. Net income per common share has been adjusted for dividends on preferred stock of $3.0 million and $6.0 million for the three months and six months ended March 31, 1995 and 1994.


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

ACTIVITY INDICATORS

    Crude oil and natural gas prices are a major determinant of exploration and development expenditures. (The amounts in the table below are quarter averages.)
                                        Three Months Ended    Six Months Ended
                                              March 31,            March 31,
                                           1995      1994       1995      1994
    ---------------------------------------------------------------------------
    WTI ($/Bbl)                           18.35     14.79      18.00     15.56
    U.S. Spot Natural Gas ($/mcf)          1.34      2.19       1.42      2.11

    Oil prices strengthened in the second quarter and first six months of 1995 rising $3.56/Bbl or 24.1% and $2.44/Bbl or 15.7% compared to the same periods a year ago. The Company expects prices to trend upwards in 1995 and 1996 while remaining susceptible to short-term price fluctuations. U.S. natural gas prices were lower, decreasing 38.8% for the quarter and 32.7% for the six months. Higher natural gas production and a mild winter were the major causes for the price decline. Prices are expected to strengthen slightly in the remainder of 1995 but will still be lower than prices in 1994.

    A more direct indicator of expenditures and drilling activity is the Baker Hughes rotary rig count. Workover activity, as measured by the U.S. workover rig count, is also an indicator of expenditure activity. (The amounts in the table below are quarter averages.)
                                        Three Months Ended    Six Months Ended
                                              March 31,            March 31,
                                           1995      1994       1995      1994
    ---------------------------------------------------------------------------
    North American                        1,030     1,052      1,072     1,072
    Non-North American                      749       749        738       764
                                          -----     -----      -----     -----
    Total Rig Count                       1,779     1,801      1,810     1,836
                                          =====     =====      =====     =====
    U.S. Workover Rig Count               1,242     1,309      1,308     1,419
                                          =====     =====      =====     =====

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS CONTINUED


North American Activity

    The North American rig count was down 2.1% for the quarter and unchanged for the six months in comparison to 1994. The decrease for the quarter is primarily due to a 7.9% decline in the average land rig count, offset by a 9.8% increase in the Canadian drilling activity. The average offshore rig count remained unchanged for the quarter and was up slightly for the six months. The Company benefits from offshore drilling, more so than land drilling, as this type of activity requires the premium products and services offered by the Company. U.S. workover activity declined 5.1% for the quarter and 7.8% for the six months.

    The Company anticipates that reduced gas prices and high pipeline utilization will take the edge off Canada's drilling boom. Canadian activity for the remainder of the year is expected to fall short of 1994 levels. In the U.S., the Company is expecting a decrease in gas-directed drilling to be partially offset by a modest increase in oil-directed drilling. U.S. workover activity is expected to remain flat over the next year.

Non-North American Activity

    Outside North America, activity was flat for the quarter and down 3.4% for the six months. Most regions in the Eastern Hemisphere showed a decrease in activity from 1994 levels. These declines were offset by Latin America activity which was up 27.4% for the quarter and 23.2% for the six months. The Company expects a modest increase in North Sea activity with little change in activity in the remainder of the Eastern Hemisphere over the near term as political issues and volatility in crude oil prices will continue to create uncertainty. In Latin America, the Company expects to see continued growth in drilling activity over the remainder of 1995 led by Venezuela, Argentina and Colombia.

OTHER MATTERS

    In May 1995, President Clinton issued an executive order prohibiting virtually all trade transactions between the United States and Iran. The exact scope of the restrictions will not be known until the implementing regulations of the U. S. Departments of Treasury and Commerce are issued, the timing of which is not expected for several weeks. At March 31, 1995, the Company, through its non-U.S. subsidiaries, had receivables from the national oil company of Iran in an amount of approximately one percent of stockholders' equity. Such receivables with interest are currently being paid pursuant to an agreement with the Iranian oil company. It is currently unknown how the Iranian Government will react to the executive order and what impact such reaction might have on the ability to collect these receivables. Sales to Iran in the year ended September 30, 1994 and in the six months ended March 31, 1995 were not significant.

DISPOSITION

    The Company sold the EnviroTech Pumpsystems ("Pumpsystems") group of

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS CONTINUED


companies in September 1994. The decision to divest Pumpsystems and EM&C was part of a continuing review of the Company's core product and service competencies. The Pumpsystems sale provided approximately $210.0 million in proceeds and resulted in a gain of $101.0 million. Pumpsystems had $48.4 million of revenue in the second quarter of 1994 and $96.5 million in the first six months of 1994.

RESULTS OF OPERATIONS

Revenues

The following table summarizes the impact of the Pumpsystems disposition on consolidated revenues:
                                         Three Months Ending  Six Months Ending
                                               March 31,           March 31,
    (In millions)                           1995      1994      1995      1994
    ---------------------------------------------------------------------------
    Consolidated Revenues:
         Sales                           $ 447.3   $ 453.3  $  859.2  $  886.8
         Services and rentals              205.3     196.7     400.3     387.8
                                          ------    ------   -------   -------
              Total                        652.6     650.0   1,259.5   1,274.6
    Less Pumpsystems Operations:
         Sales                                        48.4                96.5
                                                    ------             -------
    Revenues from Ongoing Operations:
         Sales                             447.3     404.9     859.2     790.3
         Services and rentals              205.3     196.7     400.3     387.8
                                          ------    ------   -------   -------
              Total                      $ 652.6   $ 601.6  $1,259.5  $1,178.1
                                          ======    ======   =======   =======

    Consolidated revenues for the second quarter of 1995 increased slightly compared to the same quarter last year. The results of Pumpsystems have been reported in a manner similar to discontinued operations since March 1994 which represents the date at which the decision to divest the business was made.

    Revenues from ongoing operations for the second quarter of 1995 were up 8.5%. Oilfield Operations currently represent approximately 87% of consolidated revenues with the remaining 13% represented by Process Equipment Operations. Oilfield Operations reported revenues of $570.2 million for the quarter and $1,108.0 million for the six months, an improvement of 7.3% and 5.6% from the second quarter and first six months of 1994, respectively. Much of the improvement in Oilfield Operations sales, services and rentals revenue is reflective of strong activity in Latin America, Canada and the Middle East. Process Equipment Operations sales, services and rentals revenue increased 17.5% to $82.4 million in the second quarter of 1995 and increased 17.7% to $151.5 million in the first six months of 1995. An improving worldwide economy drove the revenue favorability in international markets particularly in Southeast Asia, China and Latin America.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS CONTINUED


Operating Income

    The following table summarizes the effect of the Pumpsystems disposition on consolidated operating income:
                                         Three Months Ending  Six Months Ending
                                               March 31,           March 31,
    (In millions)                           1995      1994      1995      1994
    ---------------------------------------------------------------------------
    Consolidated Operating Income         $ 59.6    $ 55.6    $112.4    $ 99.2
    Less Pumpsystems Operating Income                 (4.1)               (7.4)
                                           -----     -----     -----     -----
    Operating Income from Ongoing
      Operations                          $ 59.6    $ 51.5    $112.4    $ 91.8
                                           =====     =====     =====     =====

    Consolidated operating income increased 7.2% in the second quarter of 1995 and 13.3% in the first six months of 1995 when compared to 1994. Operating income from ongoing operations, which excludes Pumpsystems operating income, increased 15.7% for the quarter and 22.4% for the six months compared to the same period in the prior year. The increases result from improved revenues and the impact of various cost containment measures, including the ongoing benefits from the consolidation of several divisions in prior years.

Costs and Expenses

    In general, operating expenses have fluctuated within a narrow band as a percentage of consolidated revenues as the Company manages expenses both in absolute terms and as a function of revenues.

    Cost of sales and research and engineering expenses decreased in the second quarter of 1995 in line with the revenue decreases associated with the disposition of Pumpsystems. Cost of services and rentals and marketing and field expenses were not greatly impacted by the Pumpsystems disposition due to the nature of their business and reflect an increase in the three and six month results in 1995 in line with the revenue increases from ongoing operations. General and administrative expenses, which are less sensitive to changes in revenue, increased $5.7 million in the second quarter of 1995 and decreased $3.3 million in the first six months of 1995. The increase in the second quarter is due primarily to nonrecurring charges including the settlement of certain litigation and larger foreign exchange losses due to the weakening dollar. The decrease for the six months is reflective of the impact of the Pumpsystems disposition ($6.8 million) offset by the increase incurred in the second quarter of 1995.

Interest Expense

    Interest expense in the second quarter of 1995 decreased $2.9 million from the same quarter in 1994. In the first six months of 1995, interest expense decreased $6.6 million compared to 1994. The decreases are attributable primarily to the repurchase or defeasance in the third and fourth quarters of 1994 of all the outstanding 6% discount debentures which had an effective rate of 14.66%.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS CONTINUED


CAPITAL RESOURCES AND LIQUIDITY

Financing Activities

    Net cash inflows from financing activities were $66.4 million in the first six months of 1995 compared to net cash outflows of $119.8 million in the first six months of 1994. Total debt outstanding at March 31, 1995 was $761.7 million, compared to $653.3 million at September 30, 1994. The debt to equity ratio was .468 at March 31, 1995, compared to .399 at September 30, 1994.

    In April 1994, the Company issued debenture purchase warrants under favorable terms for $7.0 million which entitled the holders to purchase $93.0 million of the Company's debentures. In the first quarter of 1995, certain holders exercised warrants and purchased $78.0 million of debentures. In the second quarter of 1995, the remaining warrants were exercised and $15.0 million of debentures were purchased. During the first six months of 1994, the Company used the proceeds from sale of noncore businesses to reduce debt level.

    At March 31, 1995, the Company had $724.6 million of credit facilities with commercial banks, of which $506.1 million is committed. These facilities are subject to normal banking terms and conditions and do not materially restrict the Company's activities.

Investing Activities

    Net cash outflows from investing activities were $38.4 million in the first six months of 1995 compared to net cash inflows of $87.9 million in the first six months of 1994.

    Proceeds from the disposal of assets and noncore businesses generated $20.2 million in 1995 and $144.5 million in 1994. Property additions increased slightly in 1995 compared to 1994. The ratio of capital expenditures to depreciation has increased over the same period from 86.6% to 101.9%. The majority of the capital expenditures have been in Oilfield Operations where the largest single item is the expenditure for rental tools and equipment to supplement the rental fleet. Funds provided from operations and outstanding lines of credit are expected to be more than adequate to meet future capital expenditure requirements. The Company expects 1995 capital expenditures to be between $120.0 million and $140.0 million as it focuses on replacing capital in amounts comparable to annual depreciation.

Operating Activities

    Net cash inflows from operating activities were $33.2 million in the first six months of 1995 which were comparable to the first six months of 1994.

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




                                       BAKER HUGHES INCORPORATED
                                             (Registrant)




Date: May 15, 1995                     By  /s/LARRY O'DONNELL
                                       ------------------------------------
                                         Deputy General Counsel (Acting
                                           General Counsel) & Corporate
                                           Secretary


Date: May 15, 1995                     By  /s/JAMES E. BRAUN
                                       ------------------------------------
                                         Controller