Form 10-Q
period 1995-06-30
BAKER HUGHES INC
filed 1995-08-11
CIK 808362

- -------------------------------------------------------------------------------


                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -----------------------------

              X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1995

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934


                         -----------------------------

                         Commission file number 1-9397

                         -----------------------------

                           BAKER HUGHES INCORPORATED
             (Exact name of registrant as specified in its charter)


             Delaware                                         76-0207995
(State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                       Identification No.)
 3900 Essex Lane, Houston, Texas                                77027
(Address of principal executive offices)                      (Zip code)

      Registrant's telephone number, including area code:  (713) 439-8600

                         -----------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                                Outstanding at July 29, 1995
              -----                                ----------------------------

Common Stock, $1.00 par value per share                 141,205,600 shares



- -------------------------------------------------------------------------------

                           BAKER HUGHES INCORPORATED




                                     INDEX


                                                                          Page
                                                                           No.
                                                                          ----
Part I - Financial Information:


    Consolidated Condensed Statements of Operations - Three
         Months and Nine Months ended June 30, 1995 and 1994..............   2

    Consolidated Condensed Statements of Financial
         Position - June 30, 1995 and September 30, 1994..................   4

    Consolidated Condensed Statements of Cash Flows - Nine
         Months ended June 30, 1995 and 1994..............................   6

    Notes to Consolidated Condensed Financial Statements..................   7

    Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................   9


Part II - Other Information...............................................  15

                         PART I.  FINANCIAL INFORMATION
                           BAKER HUGHES INCORPORATED
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                     Three Months Ended     Nine Months Ended
                                            June 30,              June 30,
                                        1995       1994       1995       1994
                                    --------------------  --------------------
REVENUES:
   Sales.......................... $  459,216 $  400,324 $1,318,425 $1,287,111
   Services and rentals...........    209,188    190,208    609,505    577,999
                                    ---------  ---------  ---------  ---------
       Total revenues.............    668,404    590,532  1,927,930  1,865,110
                                    ---------  ---------  ---------  ---------
COSTS AND EXPENSES:
   Cost of sales..................    271,958    231,771    772,307    753,598
   Cost of services and rentals...    100,425     96,961    295,364    287,606
   Research and engineering.......     20,855     22,641     61,702     70,061
   Marketing and field service....    150,671    138,866    444,752    433,923
   General and administrative.....     49,934     45,140    151,538    150,060
   Amortization of goodwill and
     other intangibles............      7,149      7,572     22,489     23,037
   Unusual credit.................               (19,281)              (19,281)
   Operating income of business
     held for sale................                (6,005)               (6,005)
                                    ---------  ---------  ---------  ---------
       Total costs and expenses...    600,992    517,665  1,748,152  1,692,999
                                    ---------  ---------  ---------  ---------
Operating income..................     67,412     72,867    179,778    172,111
Interest expense..................    (13,791)   (16,170)   (38,971)   (47,949)
Interest income...................      1,546        501      3,621      2,289
                                    ---------  ---------  ---------  ---------
Income before income taxes........     55,167     57,198    144,428    126,451
Income taxes......................    (22,925)   (22,759)   (59,955)   (51,845)
                                    ---------  ---------  ---------  ---------
Income before extraordinary loss
  and cumulative effect of
  accounting changes..............     32,242     34,439     84,473     74,606
                                                          ---------  ---------
Extraordinary loss (net of $6,347
  income tax benefit).............               (11,788)              (11,788)
                                                                     ---------
Cumulative effect of accounting
  changes:
   Income taxes...................                                      25,455
   Postretirement benefits other
     than pensions (net of $37,488
     income tax benefit)..........                                     (69,620)
   Postemployment benefits (net of
     $7,861 income tax benefit)...                          (14,598)
                                                          ---------  ---------
       Accounting changes - net...                          (14,598)   (44,165)
                                    ---------  ---------  ---------  ---------
Net income........................ $   32,242 $   22,651 $   69,875 $   18,653
                                    =========  =========  =========  =========

     See accompanying notes to consolidated condensed financial statements.

                         PART I.  FINANCIAL INFORMATION
                           BAKER HUGHES INCORPORATED
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS CONTINUED


                                     Three Months Ended     Nine Months Ended
                                            June 30,              June 30,
                                        1995       1994       1995       1994
                                    --------------------  --------------------
Per share of Common Stock:
   Income before extraordinary loss
     and cumulative effect of
     accounting changes........... $      .09 $      .22 $      .42 $      .46
   Extraordinary loss.............                  (.08)                 (.08)
   Cumulative effect of accounting
     changes......................                             (.10)      (.32)
                                    ---------  ---------  ---------  ---------
   Net income..................... $      .09 $      .14 $      .32 $      .06
                                    =========  =========  =========  =========
Cash dividends per share of common
  stock........................... $     .115 $     .115 $     .345 $     .345
                                    =========  =========  =========  =========

     See accompanying notes to consolidated condensed financial statements.

                           BAKER HUGHES INCORPORATED
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)


                                     ASSETS

                                                     June 30,    September 30,
                                                       1995          1994
                                                    ----------    ----------
CURRENT ASSETS:
   Cash and cash equivalents...................... $    13,949   $    69,179
                                                    ----------    ----------
   Receivables - net..............................     665,959       612,414
                                                    ----------    ----------
   Inventories:
       Finished goods.............................     562,314       508,198
       Work in process............................      59,266        53,644
       Raw materials..............................      74,180        81,204
                                                    ----------    ----------
           Total inventories......................     695,760       643,046
                                                    ----------    ----------
   Deferred income taxes..........................      51,143        45,959
                                                    ----------    ----------
   Other current assets...........................      36,740        29,394
                                                    ----------    ----------
           Total current assets...................   1,463,551     1,399,992
                                                    ----------    ----------
PROPERTY - NET....................................     563,414       560,084
                                                    ----------    ----------
OTHER ASSETS:
   Property held for disposal.....................      72,201        73,496
   Investments....................................      91,437        89,601
   Other assets...................................      95,186        80,054
   Excess costs arising from acquisitions - net...     777,351       796,455
                                                    ----------    ----------
           Total other assets.....................   1,036,175     1,039,606
                                                    ----------    ----------
               Total.............................. $ 3,063,140   $ 2,999,682
                                                    ==========    ==========

     See accompanying notes to consolidated condensed financial statements.

                           BAKER HUGHES INCORPORATED
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      June 30,   September 30,
                                                       1995          1994
                                                    ----------    ----------
CURRENT LIABILITIES:
   Accounts payable............................... $   247,144   $   253,616
   Short-term borrowings and current
     portion of long-term debt....................       1,575        15,299
   Accrued employee compensation and benefits.....     126,892       113,304
   Income taxes...................................      20,503        29,729
   Taxes other than income........................      21,287        20,608
   Accrued insurance..............................      27,748        26,492
   Accrued interest...............................      16,410        10,676
   Other accrued liabilities......................      65,725        74,847
                                                    ----------    ----------
           Total current liabilities..............     527,284       544,571
                                                    ----------    ----------
LONG-TERM DEBT....................................     824,667       637,972
                                                    ----------    ----------
DEFERRED INCOME TAXES.............................      72,106        53,841
                                                    ----------    ----------
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS.......      97,737        95,951
                                                    ----------    ----------
POSTEMPLOYMENT BENEFITS...........................      25,747
                                                    ----------
OTHER LONG-TERM LIABILITIES.......................      30,952        28,875
                                                    ----------    ----------
STOCKHOLDERS' EQUITY:
   Preferred stock................................                     4,000
   Common stock...................................     141,205       140,889
   Capital in excess of par value.................   1,333,533     1,474,013
   Retained earnings..............................     120,882       125,276
   Cumulative foreign currency translation
     adjustment...................................    (108,319)     (102,915)
   Unrealized loss on securities available for sale     (2,654)       (2,791)
                                                    ----------    ----------
           Total stockholders' equity.............   1,484,647     1,638,472
                                                    ----------    ----------
               Total.............................. $ 3,063,140   $ 2,999,682
                                                    ==========    ==========

     See accompanying notes to consolidated condensed financial statements.

                           BAKER HUGHES INCORPORATED
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                         Nine Months Ended
                                                              June 30,
                                                         1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:                 --------       --------
Net income.........................................  $  69,875      $  18,653
Adjustments to reconcile net income to net
  cash flows from operating activities:
  Depreciation and amortization of:
    Property.......................................     86,796         93,984
    Other assets and debt discount.................     30,323         35,052
  Deferred income taxes............................     28,406         23,445
  Gain on disposal of assets.......................     (2,233)       (11,661)
  Gain on disposition of EM&C......................                    (8,550)
  Foreign currency translation loss - net..........      2,346             80
  Cumulative effect of accounting changes..........     14,598         44,165
  Extraordinary loss...............................                    11,788
  Change in receivables............................    (53,955)       (23,157)
  Change in inventories............................    (53,917)       (75,307)
  Change in accounts payable.......................     (3,994)       (23,334)
  Changes in other assets and liabilities..........    (44,808)        29,803
                                                      --------       --------
Net cash flows from operating activities...........     73,437        114,961
                                                      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions...............................    (96,629)       (77,249)
  Proceeds from disposal of assets.................     22,206         28,240
  Proceeds from disposition of businesses..........                   128,389
                                                      --------       --------
Net cash flows from investing activities...........    (74,423)        79,380
                                                      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) from commercial paper
    and revolving credit facilities................     74,827        (55,972)
  Proceeds from exercised debenture purchase
    warrants.......................................     93,000
  Net proceeds from issuance of debenture purchase
    warrants.......................................                     7,026
  Redemption of debentures.........................                   (53,431)
  Repurchase of preferred stock....................   (167,000)
  Proceeds from exercise of stock options
    and stock purchase grants......................      3,580            717
  Dividends........................................    (57,669)       (57,457)
                                                      --------       --------
Net cash flows from financing activities...........    (53,262)      (159,117)
                                                      --------       --------
Effect of exchange rate changes on cash............       (982)        (2,085)
                                                      --------       --------
Increase(decrease) in cash and cash equivalents....    (55,230)        33,139
Cash and cash equivalents, beginning of period.....     69,179          6,992
                                                      --------       --------
Cash and cash equivalents, end of period...........  $  13,949      $  40,131
                                                      ========       ========
Income taxes paid..................................  $  44,535      $  35,340
Interest paid......................................  $  26,110      $  40,163
     See accompanying notes to consolidated condensed financial statements.

                           BAKER HUGHES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1. General

    In the opinion of the Company, the unaudited consolidated condensed financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the Company's consolidated financial position as of June 30, 1995 and its consolidated results of operations and cash flows for each of the three and nine month periods ended June 30, 1995 and 1994. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (See the Company's Annual Report on Form 10-K for the year ended September 30, 1994 for the most recent annual financial statements prepared in accordance with generally accepted accounting principles). Certain balances on the Consolidated Condensed Statement of Financial Position at September 30, 1994 have been reclassified to conform to the June 30, 1995 presentation. The results of operations for the three and nine months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.


Note 2. Income Per Common Share

    Net income per common share is based on the weighted average number of shares outstanding during the respective periods (three months ended
June 30, 1995 and 1994, 141,163,000 and 140,476,000, respectively; nine months ended June 30, 1995 and 1994, 141,057,000 and 140,454,000, respectively) and excludes the negligible dilutive effect of shares issuable in connection with employee stock plans. During the quarter ended June 30, 1995, the Company repurchased four million shares of its convertible preferred stock for $167.0 million. The estimated fair market value of the shares of convertible preferred stock was $149.4 million at the date of issuance. The repurchase price in excess of this amount ($17.6 million) has been deducted from net income in arriving at net income per share of common stock for the three and nine months ended June 30, 1995. The $17.6 million excess equates to $.12 per share of common stock. In addition, the per share amount for the three and nine months ended June 30, 1995 has been adjusted for dividends on the preferred stock of $2.0 million and $8.0 million, respectively, and the per share amount for the three and nine months ended June 30, 1994 has been adjusted for dividends on the preferred stock of $3.0 million and $9.0 million, respectively.


Note 3. Postemployment Benefits

    The Company provides certain postemployment benefits consisting primarily of long-term disability income benefits, which are fully funded, and long-term disability medical benefits, which are unfunded. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for

                           BAKER HUGHES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


BUSINESS ENVIRONMENT

    Oilfield Operations companies manufacture, sell and provide products and services used in the drilling, completion and maintenance of oil and gas wells. The business environment of the Company is significantly affected by worldwide expenditures of the petroleum industry. Important factors establishing the levels of these expenditures include world economic conditions, crude oil and natural gas supply and demand balances, the legislative environment in the United States and other major countries, and developments in the Middle East and other major petroleum producing regions.

ACTIVITY INDICATORS

    Crude oil and natural gas prices are a major determinant of exploration and development expenditures. (The amounts in the table below are quarter averages.)

                                        Three Months Ended    Nine Months Ended
                                              June 30,             June 30,
                                           1995      1994       1995      1994
    ---------------------------------------------------------------------------
    WTI ($/Bbl)                           19.31     17.86      18.43     16.32
    U.S. Spot Natural Gas ($/mcf)          1.44      1.78       1.42      2.00

    Oil prices strengthened year over year. In the third quarter and first nine months of 1995 oil prices rose $1.45/Bbl or 8.1% and $2.11/Bbl or 12.9% compared to the same periods a year ago. However, oil prices have recently fallen to below $18.00/Bbl. The Company expects prices to remain relatively flat while susceptible to short-term price fluctuations. U.S. natural gas prices were lower, decreasing 19.1% for the quarter and 29.0% for the nine months. Higher natural gas production and a mild winter were the major causes for the price decline. Prices are expected to strengthen slightly in the remainder of 1995 but will still be lower than prices in 1994.

    A more direct indicator of expenditures and drilling activity is the Baker Hughes rotary rig count. Workover activity, as measured by the U.S. workover rig count, is also an indicator of expenditure activity. (The amounts in the table below are quarter averages.)

                                        Three Months Ended    Nine Months Ended
                                              June 30,             June 30,
                                           1995      1994       1995      1994
    ---------------------------------------------------------------------------
    North American                          829       912        990     1,018
    Non-North American                      760       739        746       756
                                          -----     -----      -----     -----
    Total Rig Count                       1,589     1,651      1,736     1,774
                                          =====     =====      =====     =====
    U.S. Workover Rig Count               1,310     1,203      1,308     1,347
                                          =====     =====      =====     =====

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS CONTINUED


North American Activity

    The North American rig count was down 9.1% for the quarter and 2.8% for the nine months in comparison to the same periods in 1994. The decrease for the quarter is due to a decline in all three areas of rig activity: 7.2% decline in the average U.S. land rigs, 11.1% decline in the average U.S. offshore rigs and 14.6% decline in the Canadian rigs. The decrease for the nine months is primarily due to the decline in the U.S. rig counts, land - 6.9% and offshore - 2.0%. The Canadian rig activity was up for the nine months by 9.4% reflecting its strong performance in the first six months of 1995 partially offset by the third quarter decline. U.S. workover activity increased 8.9% over the prior year quarter and declined 2.9% over the prior year nine months.

    As the Company anticipated, the reduced gas prices and high pipeline utilization took the edge off Canada's drilling boom. The Canadian activity for the remainder of the year is expected to remain low falling short of the 1994 levels. In the U.S., the Company is expecting a decrease in gas-directed drilling to be partially offset by a modest increase in oil-directed drilling. U.S. workover activity is expected to remain flat over the next year.

Non-North American Activity

    Outside North America, activity was up 2.8% for the quarter and down 1.3% for the nine months. Most regions in the Eastern Hemisphere were flat or down compared to 1994 activity levels except the North Sea, which increased slightly. Latin America activity increased 16.2% for the quarter and 20.7% for the nine months. The Company expects a modest increase in North Sea activity with little change in activity in the remainder of the Eastern Hemisphere over the near term as political issues and volatility in crude oil prices will continue to create uncertainty. In Latin America, the Company expects to see continued growth in drilling activity over the remainder of 1995 led by Venezuela, Argentina and Colombia.

OTHER MATTERS

    In May 1995, President Clinton issued an executive order prohibiting virtually all trade transactions between the U.S. and Iran. The exact scope of the restrictions will not be known until the implementing regulations of the U.S. Department of Treasury are issued, the timing of which is imminent. At June 30, 1995, the Company, through its non-U.S. subsidiaries, had receivables from the National Iranian Oil Company ("NIOC") in an amount of approximately one percent of stockholders' equity. Such receivables with interest are currently being paid pursuant to an agreement with the NIOC. It is not possible to predict with any accuracy how the current state of U.S.-Iran relations will impact the Company's ability to collect these receivables.
Sales to Iran in the year ended September 30, 1994 and in the nine months ended June 30, 1995 were not significant.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS CONTINUED


DISPOSITION

    The Company sold the EnviroTech Pumpsystems ("Pumpsystems") group of companies in September 1994. The decision to divest Pumpsystems was part of a continuing review of the Company's core product and service competencies. The Pumpsystems sale provided approximately $210.0 million in proceeds and resulted in a gain of $101.0 million. Pumpsystems had $96.5 million in the first six months of 1994.

RESULTS OF OPERATIONS

Revenues

The following table summarizes the impact of the Pumpsystems disposition on consolidated revenues:
                                        Three Months Ending  Nine Months Ending
                                              June 30,            June 30,
    (In millions)                          1995      1994      1995      1994
    ---------------------------------------------------------------------------
    Consolidated Revenues:
         Sales                           $ 459.2   $ 400.3  $1,318.4  $1,287.1
         Services and rentals              209.2     190.2     609.5     578.0
                                          ------    ------   -------   -------
              Total                        668.4     590.5   1,927.9   1,865.1
    Less Pumpsystems Operations:
         Sales                                                            96.5
                                                                       -------
    Revenues from Ongoing Operations:
         Sales                             459.2     400.3   1,318.4   1,190.6
         Services and rentals              209.2     190.2     609.5     578.0
                                          ------    ------   -------   -------
              Total                      $ 668.4   $ 590.5  $1,927.9  $1,768.6
                                          ======    ======   =======   =======

    The results of Pumpsystems have been reported in a manner similar to discontinued operations since March 1994 which represents the date at which the decision to divest the business was made.

    Revenues from ongoing operations for the third quarter of 1995 were up 13.2%. Oilfield Operations currently represent approximately 87% of consolidated revenues with the remaining 13% represented by Process Equipment Operations. Oilfield Operations reported revenues of $574.5 million for the quarter and $1.68 billion for the nine months, an improvement of 11.6% and 7.5% from the third quarter and first nine months of 1994, respectively, in spite of declines in worldwide rig activity. This is a result of a proactive strategy to improve the amount of revenue and profits per working rig. Our strategy is to position the Company in the markets that will grow without corresponding growth in rig activity. Oilfield Operations is well positioned in growing markets whether these markets are defined by geography (Latin America and North
Sea) or products and services (horizontal and directional drilling, re-entry and multilateral drilling and completions). Process Equipment Operations

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS CONTINUED


sales, services and rentals revenue increased 24.3% to $93.9 million in the third quarter of 1995 and increased 20.3% to $245.4 million in the first nine months of 1995. An improving worldwide economy drove the revenue favorability in international markets particularly in Southeast Asia, China and Latin America.

Operating Income

    The following table summarizes the effect of the Pumpsystems disposition and unusual credit on consolidated operating income:

                                         Three Months Ending Nine Months Ending
                                               June 30,            June 30,
    (In millions)                           1995      1994      1995      1994
    ---------------------------------------------------------------------------
    Consolidated Operating Income         $ 67.4    $ 72.9    $179.8    $172.1
    Less:
         Unusual Credit                               19.3                19.3
         Pumpsystems Operating Income                  6.0                13.4
                                           -----     -----     -----     -----
    Operating Income from Ongoing
      Operations                          $ 67.4    $ 47.6    $179.8    $139.4
                                           =====     =====     =====     =====

    Consolidated operating income decreased 7.5% in the third quarter of 1995 and increased 4.5% in the first nine months of 1995 when compared to 1994. Operating income from ongoing operations, which excludes Pumpsystems operating income and an unusual credit from the cash settlement of a suit against certain insurance carriers in the Parker & Parsley litigation, increased 41.6% for the quarter and 29.0% for the nine months compared to the same period in the prior year. The increases result from improved revenues and the impact of various cost containment measures, including the ongoing benefits from the consolidation of several divisions in prior years.

Costs and Expenses

    In general, operating expenses have fluctuated within a narrow band as a percentage of consolidated revenues as the Company manages expenses both in absolute terms and as a function of revenues.

    Cost of sales, cost of services and rentals and marketing and field service expenses increased for the quarter and nine months ending June 30, 1995, compared to 1994, in line with the revenue increases. Research and engineering decreased for the quarter due primarily to the reorganizations and consolidations at Baker Hughes INTEQ. Research and engineering decreased for the nine months due primarily to the disposition of Pumpsystems and the Baker Hughes INTEQ decrease mentioned above. General and administrative expenses, which are less sensitive to changes in revenue, increased $4.8 million in the third quarter of 1995 and increased $1.5 million in the first nine months of 1995, compared to 1994. The increase in the third quarter is due primarily to increases in insurance and legal spending and the termination of a non-U.S. benefit plan. The increase for the nine months is reflective of the impact of

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS CONTINUED


the Pumpsystems disposition offset by the increase incurred in the second and third quarter of 1995.

Interest Expense

    Interest expense in the third quarter of 1995 decreased $2.4 million from the same quarter in 1994. In the first nine months of 1995, interest expense decreased $9.0 million compared to 1994. The decreases are attributable primarily to the repurchase or defeasance of all the outstanding 6% discount debentures in the third and fourth quarters of 1994.

CAPITAL RESOURCES AND LIQUIDITY

Financing Activities

    Net cash outflows from financing activities were $53.3 million in the first nine months of 1995 compared to net cash outflows of $159.1 million in the first nine months of 1994. Total debt outstanding at June 30, 1995 was $826.2 million, compared to $653.3 million at September 30, 1994. The debt to equity ratio was .557 at June 30, 1995, compared to .399 at September 30, 1994.

    In April 1994, the Company issued debenture purchase warrants under favorable terms for $7.0 million which entitled the holders to purchase $93.0 million of the Company's debentures. In the first quarter of 1995, certain holders exercised warrants and purchased $78.0 million of debentures. In the second quarter of 1995, the remaining warrants were exercised and $15.0 million of debentures were purchased. During the first nine months of 1994, the Company used the proceeds from the sale of noncore businesses to reduce debt level.

    In June 1995, the Company repurchased the four million shares of its convertible preferred stock, previously issued to Sonat Inc., for $167.0 million. Existing cash on hand and borrowings from commercial paper and revolving credit facilities funded the repurchase.

    At June 30, 1995, the Company had $627.5 million of credit facilities with commercial banks, of which $401.1 million is committed. These facilities are subject to normal banking terms and conditions and do not materially restrict the Company's activities.

Investing Activities

    Net cash outflows from investing activities were $74.4 million in the first nine months of 1995 compared to net cash inflows of $79.4 million in the first nine months of 1994.

    Proceeds from the disposal of assets and noncore businesses generated $22.2 million in 1995 and $156.6 million in 1994. Property additions increased in 1995 compared to 1994. The ratio of capital expenditures to depreciation has increased over the same period from 82.2% to 111.3%. The majority of the capital expenditures have been in Oilfield Operations where the largest single

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS CONTINUED


item is the expenditure for rental tools and equipment to supplement the rental fleet. Funds provided from operations and outstanding lines of credit are expected to be more than adequate to meet future capital expenditure requirements. The Company expects 1995 capital expenditures to be between $120.0 million and $140.0 million as it focuses on replacing capital in amounts comparable to annual depreciation.

Operating Activities

    Net cash inflows from operating activities were $73.4 million in the first nine months of 1995 compared to net cash inflows of $115.0 million in the first nine months of 1994. The decline in cash inflows is due primarily to an increase in receivables in line with the increased revenues, an increase in other operating assets to support the increased operating levels and the settlement of liabilities.

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




                                       BAKER HUGHES INCORPORATED
                                             (Registrant)




Date:  August 14, 1995                 By  /s/LAWRENCE O'DONNELL, III
                                       ------------------------------------
                                         Vice President, General Counsel
                                           & Corporate Secretary


Date:  August 14, 1995                 By  /s/JAMES E. BRAUN
                                       ------------------------------------
                                         Controller