Form 10-K
period 1995-09-30
BAKER HUGHES INC
filed 1995-12-14
CIK 808362

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995

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
         COMMON STOCK, $1 PAR VALUE                   NEW YORK STOCK EXCHANGE
                                                      PACIFIC STOCK EXCHANGE
                                                      THE SWISS STOCK EXCHANGE
         PREFERRED STOCK PURCHASE RIGHTS              NEW YORK STOCK EXCHANGE
                                                      PACIFIC STOCK EXCHANGE
                                                      THE SWISS STOCK EXCHANGE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: WARRANTS TO
                             PURCHASE COMMON STOCK

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

                               ----------------

  At December 6, 1995, the registrant had outstanding 142,266,924 shares of Common Stock, $1 par value. The aggregate market value of the Common Stock on such date (based on the closing price on the New York Stock Exchange) held by nonaffiliates was approximately $3,041,203,638.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of Registrant's Annual Report to Stockholders for 1995 are incorporated by reference into Parts I and II.

  Portions of Registrant's 1995 Proxy Statement for the Annual Meeting of Stockholders to be held January 24, 1996 are incorporated by reference into
Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I


ITEM 1. BUSINESS

        The Company operates in two industry segments, oilfield products and services and process products and services. In addition to these industry segments, the Company manufactures and sells other products and provides services to industries not related to either the petroleum or process industries. Certain of the Company's operations are conducted through joint ventures or partnerships.

        The Company is a Delaware corporation that was formed in connection with the combination of Baker International Corporation ("Baker") and Hughes Tool Company ("Hughes") consummated on April 3, 1987 (the "Combination"). The shares of each of Baker and Hughes were publicly traded and registered with the Securities and Exchange Commission for more than five years. As used herein, the "Company" refers to Baker Hughes Incorporated and its subsidiaries, unless the context clearly indicates otherwise.

        For additional industry segment information for each of the three years in the three-year period ended September 30, 1995, see Note 9 of Notes to Consolidated Financial Statements which Notes are incorporated herein by reference in Part II, Item 8 hereof ("Notes to Consolidated Financial Statements").


OILFIELD PRODUCTS AND SERVICES

        The Company manufactures and markets a broad range of rolling cutter and diamond drilling bits, ranging upward from 3-3/4 inches in diameter, which are designed for drilling in specific types of rock formations. The Company believes that it is the leading worldwide manufacturer of rock bits and that its principal competitors in this area are Smith International, Inc. ("Smith"), the Security Division of Dresser Industries, Inc. ("Dresser"), and Reed Tool Company and Hycalog, each operating units of Camco, Incorporated.

        The Company also produces and markets drilling fluids (muds) for oil and gas well drilling, as well as chemical additives and specialty chemicals, and provides technical services in connection with their formulation and use. Drilling fluids, which are usually barite and bentonite combined with other chemicals in a water, chemical or oil base, are used to clean the bottom of a hole by removing cuttings and transporting them to the surface, to cool the bit and drill string, to control formation pressures and to seal porous well formations. The Company also furnishes on-site, around-the-clock laboratory analysis and examination of circulated and recovered drilling fluids and recovered drill cuttings to detect the presence of hydrocarbons and identify the formations penetrated by the drill bit. The Company's principal competitors with regard to these products and services are M-I Drilling Fluids, which is jointly owned by Halliburton Company ("Halliburton") and Smith, and Baroid Corporation, a subsidiary of Dresser.

        The Company believes that it is the oil and gas industry's leading supplier of directional and horizontal drilling services, downhole motors, coring services, subsurface surveying and measurement-while-drilling services. The Company's specialized positive displacement downhole motors help operators to steer wells into pay zones for conventional directional drilling and short, medium and long-radius horizontal drilling. A full range of measurement-while-drilling systems provided by the Company use mud-pulse telemetry to deliver real-time downhole information on the drilling process and the reservoir. The systems are available for every application, from directional-only service through wireline-replacement real-time logging. Through the well engineering and planning process, the Company provides integrated solutions to customers who desire a long-term partnering relationship and a total systems approach. This approach can encompass virtually all of the Company's oilfield products and services. With regard to these products and services, the Company competes principally with Halliburton, Sperry-Sun, a subsidiary of Dresser, and Anadrill, a subsidiary of Schlumberger Ltd. ("Schlumberger").

        Other products of the Company related to drilling include surface and downhole instruments, which collect, display and record data regarding various aspects of the drilling process and the possible accumulation of oil and gas.

         After oil and gas wells are drilled, they must be completed and equipped using production tools, serviced to achieve safety and long-term productivity, protected against pressure and corrosion damage and stimulated or repaired during their productive lives. The Company provides a broad range of production tools and oilfield services to meet many of these needs.

         Packers, a major product of the Company, are used to seal the space between the production tubing and the casing to protect the casing from reservoir pressures and corrosive formation fluids and also to maintain the separation of productive zones. The Company believes that it is the leading worldwide producer of packers, and that its principal competitors for sale of packers are Dresser Oil Tools, an operating unit of Dresser and Halliburton Energy Services, an operating unit of Halliburton.

        The Company manufactures liner hanger tools and equipment used to suspend and set strings of casing pipe in wells. It also manufactures downhole electric submersible pumps and variable frequency drive systems for use with those pumps and provides related control equipment, electrical cable and repair services for artificial lift. The Company provides fishing tool services using specialized tools to locate, dislodge and retrieve twisted off, dropped or damaged pipe, tools or other objects from the well bore. It also provides inflatable and mechanical packers that are used in testing the potential of a well during the drilling phase prior to installation of casing, and under-reamers, which enlarge the well bore at any point below the surface to form a production cavity.

        Other completion, remedial and production products and services provided by the Company include specialty chemicals used by the production segments of the petroleum industry (with Petrolite Corporation being the Company's principal competitor with regard to completion, remedial and production specialty chemicals) as well as industrial chemicals used in refining, waste water treatment, mineral handling and cooling and boiler water processes; control systems for surface and subsurface safety valves and surface flow lines; and flow regulators and packers used in secondary recovery waterflood projects. The Company offers gravel packing, a specialized service that prevents sand from entering the well bore and reducing productivity, as well as other sand control services. It also provides tubing conveyed perforating services to provide paths through the casing and cement sheath in wells so that oil and gas can enter the well bore from the formation. Major gravel packing competitors include the Dowell division of Schlumberger, Halliburton Energy Services, BJ-Western and Dresser Oil Tools. Tubing conveyed perforating competitors include Schlumberger (Well Testing division), Halliburton Energy Services, Dresser Oil Tools and Western Atlas.


PROCESS EQUIPMENT PRODUCTS AND SERVICES

        The Company provides a broad range of solid/liquid separation equipment and systems to concentrate product or separate and remove waste material in the mineral, industrial, pulp and paper and municipal industries. The Company's product lines include vacuum filters (drum, disc and horizontal belt), filter presses, belt presses, granular media filters, thickeners, clarifiers, flotation cells and aeration equipment. The Company's principal competitors for sales for mineral and industrial applications are Dorr-Oliver, Outokumpu and Sala; the Company's principal competitors for sales for municipal applications are Envirex and General Filter; and the Company's principal competitor for sales for pulp and paper applications is Ahlstrom.

        The Company manufactures and markets solid bowl, screen bowl and pusher centrifuges, tilting pan filters and a high speed Bird Young drum filter for the minerals, chemical and petrochemical sectors where the equipment is used for dewatering of process flow streams. The Company's principal competitors with respect to its centrifuge product lines are Alfa-Laval, Klockner-Humbolt-Deutch and Kraus Maffei.

        The Company designs and manufactures systems for the treatment of produced water and its reinjection and treatment of refinery waste streams. The Company's products include coarse filters, fine filters, flotation units, coalescers, deaeration towers and electrochlorination cells. The Company's primary competitors in this area are Serck Baker and Vortoil.

        The Company provides parts and service for all of its product lines through a global network of personnel and facilities strategically located to serve the customer community.


MARKETING, COMPETITION AND ECONOMIC CONDITIONS

        The products of each of the Company's principal industry segments are marketed primarily through its own sales organizations on a product line basis, although certain products and services are marketed through supply stores and independent distributors. Technical and advisory services are ordinarily provided to assist in the customer's use of the Company's products and services. Stockpoints and service centers for oilfield products and services are located in areas of drilling and production activity throughout the world. The Company markets its oilfield products and services in nearly all of the oil producing countries. Stockpoints and service centers for process products and services are located near the Company's customers' operations, and the Company markets process products and services throughout the world. In certain foreign areas where direct product sales efforts are not practicable, the Company utilizes licensees, sales agents and distributors.

        The products of each of the Company's principal industry segments are sold in highly competitive markets, and its revenues and earnings can be affected by changes in competitive prices, fluctuations in the level of activity in major markets, general economic conditions and governmental regulation. The Company competes with a large number of companies, a few of which have greater resources and more extensive and diversified operations than the Company. The Company believes that the principal competitive factors in the industries that it serves are product and service quality and availability, technical proficiency and price.


INTERNATIONAL OPERATIONS

        Revenues attributable to sales of products and provision of services for use outside the United States (which, for 1995, consisted of revenues from non-United States operations of $1,424.6 million and export sales from the United States of $238.8 million) accounted for approximately 63%, 63%, and 66% of the Company's total revenues for the years ended September 30, 1995, 1994 and 1993, respectively. These revenues in 1995 were distributed approximately as follows:
Europe, 23%; other Eastern Hemisphere, 20%; and Non-United States Western Hemisphere, 20%. See Note 9 of Notes to Consolidated Financial Statements.

        The Company's operations are subject to the risks inherent in doing business in multiple countries with various legal and political policies. These risks include war, boycotts, political changes, expropriation, currency restrictions, taxes and changes in currency exchange rates. Although it is impossible to predict the likelihood of such occurrences or their effect on the Company, management believes these risks to be acceptable. However, there can be no assurance that an occurrence of any one of these events would not have a material adverse effect on its operations.


RESEARCH AND DEVELOPMENT; PATENTS

        At September 30, 1995, the equivalent of approximately 315 full-time employees were engaged in research and development activities directed primarily toward improvement of existing products and services, design of specialized products to meet specific customer needs and development of new products and processes. For information regarding the amounts of research and development expense for each of the three-years in the three-year period ended September 30, 1995, see Note 11 of Notes to Consolidated Financial Statements.

        The Company has followed a policy of seeking patent protection both inside and outside the United States for products and methods that appear to have commercial significance. The Company believes its patents and trademarks to be adequate for the conduct of its business, and while it regards patent and trademark protection important to its business and future prospects, it considers its established reputation, the reliability of its products and the technical skills of its personnel to be more important. The Company aggressively pursues protection of its patents against patent infringement worldwide.


EMPLOYEES

        At September 30, 1995, the Company had a total of approximately 15,200 employees, as compared to approximately 14,700 employees at September 30, 1994. Approximately 784 employees at September 30, 1995 were represented under collective bargaining agreements that terminate at various times through 1996. The Company believes that its relations with its employees are satisfactory.


EXECUTIVE OFFICERS

        The following table shows as of December 6, 1995, the name of each executive officer of the Company, together with his age and all offices presently held with the Company.



NAME OF INDIVIDUAL              AGE
------------------              ---
James D. Woods                   64      Chairman of the Board and Chief
                                         Executive Officer of the Company since
                                         1987. Employed 1955. President of
                                         Baker, 1986 to 1987; and President of
                                         the Company, 1987 to October 1995 .

Max L. Lukens                    47      President and Chief Operating Officer
                                         of the Company since October 1995.
                                         Employed 1981. Vice President and Chief
                                         Financial Officer of Baker, 1984-1987;
                                         Vice President and Chief Financial
                                         Officer of the Company, 1987-1989;
                                         President, Baker Hughes Production
                                         Tools, 1989-1993; Senior Vice President
                                         of the Company, 1987-1994; Executive
                                         Vice President, 1994-1995; and
                                         President, Baker Hughes Oilfield
                                         Operations, 1993-1995.

M. Glen Bassett                  57      Vice President of the Company since
                                         1995; and President of Baker
                                         Performance Chemicals Incorporated
                                         since 1983. Employed 1980.


Joseph F. Brady                  49      Vice President of the Company since
                                         1995; and President of Centrilift since
                                         1988. Employed 1981. President, Baker
                                         Lift Systems, 1983-1987; and President,
                                         Baker CAC, Inc., 1987-1988.

James E. Braun                   36      Controller since 1993. Employed 1993.
                                         From 1981-1993, Deloitte & Touche LLP;
                                         Partner of Deloitte & Touche LLP from
                                         1991.

George S. Finley                 44      Senior Vice President and Chief
                                         Administrative Officer of the Company
                                         since 1995. Employed 1982. Controller
                                         of the Company, 1987-1993; Vice
                                         President of the Company, 1990-1995;
                                         and Chief Financial Officer of Baker
                                         Hughes Oilfield Operations, 1993-1995.

Roger P. Herbert                 49      Vice President of the Company since
                                         1994; and Vice President-Market
                                         Development and Technology of the
                                         Company since 1995. Employed 1988.
                                         President, Baker Hughes Drilling
                                         Systems, 1988-1990; President, Baker
                                         Hughes MWD, 1990-1991; President,
                                         Develco, 1991-1993; and Vice President-
                                         Technology and Market Development,
                                         Baker Hughes Oilfield Operations, 1993-
                                         1995.

Edwin C. Howell                  48      Vice President of the Company since
                                         1995; and President of Baker Oil Tools
                                         since 1992. Employed 1975. President,
                                         Baker Service Tools, 1989-1992.

Eric L. Mattson                  42      Senior Vice President of the Company
                                         since 1994; and Chief Financial Officer
                                         of the Company since 1993. Employed
                                         1980. Treasurer of the Company, 1983-
                                         1994; and Vice President of the
                                         Company, 1988 to 1994.

Lawrence O'Donnell, III          37      Vice President and General Counsel of
                                         the Company since 1995; and Corporate
                                         Secretary of the Company since 1992.
                                         Employed 1991. Deputy General Counsel
                                         of the Company, 1991-1995; and Vice
                                         President and General Counsel, Baker
                                         Hughes Oilfield Operations, 1994-1995.

Timothy J. Probert               44      Vice President and President of Baker
                                         Hughes Process Equipment Operations
                                         since 1994. Employed 1972. President,
                                         Milpark, 1989-1990; President, Eastman
                                         Christensen, 1990-1992; President,
                                         Eastman Teleco, 1992-1993; Executive
                                         Vice President, Baker Hughes INTEQ,
                                         1993; and Vice President, Drilling &
                                         Evaluation Technology Unit, Baker
                                         Hughes INTEQ, 1993-1994.


Andrew J. Szescila               48      Vice President of the Company since
                                         1995; and President of Hughes
                                         Christensen Company since 1989.
                                         Employed 1973. President, BJ Service
                                         International, 1987-1988; and
                                         President, Baker Service Tools, 1988-
                                         1989.

Jabian P. Trahan                 49      Vice President of the Company since
                                         1995; and President of Baker Hughes
                                         INTEQ since 1993. Employed 1978.
                                         President, Baker Sand Control, 1990-
                                         1993.


        There are no family relationships between the executive officers of the Company.

        The Company follows the practice of electing its officers annually immediately after its Annual Meeting of Stockholders.

ENVIRONMENTAL MATTERS

        The Company is subject to local, state and federal regulations with regard to air and water quality and other environmental matters. The Company believes that it is in substantial compliance with these regulations. Regulation in this area is in the process of development, and changes in standards of enforcement of existing regulations as well as the enactment and enforcement of new legislation may require the Company, as well as its customers, to modify, supplement or replace equipment or facilities, or to change or discontinue present methods of operation.

        While making projections of future costs in the environmental area can be difficult and uncertain, based upon current information, the Company estimates that during the fiscal year ending September 30, 1996, the Company will spend approximately $11,508,000 to enable the Company to comply with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment (collectively, "Environmental Regulations"). Based upon current information, the Company believes that its compliance with Environmental Regulations will not have a material adverse effect upon the capital expenditures, earnings and competitive position of the Company because the Company has adequate reserves for such compliance expenditures or the cost to the Company for such compliance will be small when compared to the Company's overall net worth.

     In addition to the amounts described in the preceding paragraph, based upon current information, the Company estimates that it will incur capital expenditures of approximately $2,471,000 for environmental control equipment during the fiscal year ending September 30, 1996. Based upon current information, the Company believes that capital expenditures for environmental control equipment for the 1996 and 1997 fiscal years, as well as such future periods as the Company deems relevant, will not have a material adverse effect upon the financial condition of the Company because the aggregate amount of these expenditures for those periods is or will be small when compared to the Company's overall net worth.

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

          (a) The Company's subsidiaries, Hughes Christensen ("HC"), a division of Baker Hughes Oilfield Operations, Inc. ("BHOO"), Milpark Drilling Fluids ("Milpark") (now known as Baker Hughes INTEQ, a division of BHOO ("INTEQ")), and a former subsidiary of the Company, Baker Hughes Tubular Services, Inc. ("BHTS"), have been named as PRPs in the French Limited Superfund Site, which consists of a 15 acre wastepit and a seven acre lagoon located in Crosby, Texas. The site is on the Superfund National Priorities List. This site has been in active remediation for five years and is managed by a task force of PRPs ("FLTG, Inc. Task Force"). Approximately $64,700,000 has been spent to date by FLTG, Inc. Task Force, with additional costs of approximately $18,300,000 being anticipated by FLTG, Inc. Task Force. The contribution of the Company's subsidiaries (including BHTS, which was sold to ICO on September 30, 1992) is estimated to be approximately 1.33% of those costs (such proportion being based upon the ratio that the number of gallons of waste estimated to be contributed to the site by the Company's subsidiaries bears to the total number of gallons of waste estimated to have been disposed of at the site, and being herein sometimes referred to as a "Volumetric Calculation"). A portion of the Company's liability (.77%) is covered by an indemnity from ICO. The Company has settled that portion of its liability for this site not covered by the indemnity (.56%) for $62,721, and the Company does not anticipate any additional liability for this site. The Company will continue to follow the progress of the site through completion.

          (b) Baker Performance Chemicals Incorporated ("BPCI"), a subsidiary of the Company, HC, Milpark, BHTS and Baker Oil Tools ("BOT"), a division of BHOO, have been named as PRPs in the Sheridan Superfund Site, located in Hempstead, Texas. The remedial work at this site is being overseen by the Texas Natural Resource Conservation Commission. A trust formed to remediate the site and to allocate responsibility for the costs of the remedial work estimates that the total cost of remediation will be approximately $30,000,000, with the contribution of the Company's subsidiaries (including BHTS, which was sold to ICO on September 30, 1992) estimated to be approximately 0.64% of those costs (based upon a Volumetric Calculation).

          (c) BPCI and Centrilift, a division of BHOO, have been named as PRPs in the Hardage Industrial Waste Disposal Superfund Site, located in Criner, Oklahoma. It has been estimated that the contribution to the contamination at this site by the Company's two subsidiaries is approximately 0.005% and 0.19%, respectively, of the total waste at such site (based upon a Volumetric Calculation).

     An agreement has been reached to release the Company and its subsidiaries from liability for a total of $325,000 to be paid over three years. The second annual installment in the amount of $108,333 was paid in October, 1995.

          (d) Spectrace Instruments, Inc. ("Spectrace"), a subsidiary of the Company, is a named respondent to an EPA Administrative Order associated with the MEW Study Area, an eight square mile soil and groundwater contamination site located in Mountain View, California. A group of PRPs estimates that the total cost of remediation will be approximately $80,000,000. The Company's environmental consultants have conducted extensive investigations of Spectrace's operating facility located within the MEW Study Area and have concluded that Spectrace's activities could not have been the source of any contamination in the soil or groundwater at and around the MEW Study Area. The EPA has informed the Company that no further work needs to be performed on Spectrace's site and indicated that the EPA does not believe there is a contaminant source on the property. However, the Company continues to be named in the EPA's Administrative Order. The Company continues to believe the EPA's Administrative Order for Remedial Design and Remedial Action is not valid with respect to the Company's subsidiary and is seeking the withdrawal of the Administrative Order with respect to the Company's subsidiary.

          (e) Hughes Tool Company (now known as Hughes Christensen), Eastman Teleco Company (now known as INTEQ), and Eimco Process Equipment Company, a subsidiary of the Company, have been named as PRPs in the Marco of Iota hazardous waste storage and treatment facility located in Iota, Acadia Parish, Louisiana. In 1991, the Marco facility was abandoned by the then existing owners, and the EPA discovered hazardous substances were being released into the surrounding environment. EPA records, corroborated by current Company information, suggest that the contribution to the contamination at this site by these subsidiaries of the Company is less than .1% of the total volume of wastes at this site. The hazardous wastes disposed of at this site have now been removed under the EPA's emergency response authority, and a de minimis buyout offer from the EPA has been accepted by the Company in the total amount of less than $1,000.

          (f) BPCI, by virtue of its acquisition of ChemLink, was named in an administrative action brought by the EPA pursuant to the Toxic Substances Control Act, as amended. The complaint filed by the EPA alleges failure on the part of ChemLink to properly notify the EPA of the manufacture of a new chemical substance and asserts a fine against ChemLink in the amount of $280,000. Contractual indemnities are available to BPCI as a part of the acquisition of ChemLink that the Company believes cover any liability of BPCI in connection with this action, including any defense costs.

          (g) In May 1987, BPCI entered into an Agreed Administrative Order with the then Texas Water Commission, now known as the Texas Natural Resource Conservation Commission ("TNRCC"), with respect to soil and groundwater contamination at the Odessa - Hillmont site located in Odessa, Texas. This site was previously used by BPCI as a chemical blending plant. The contaminated soil has been removed, and the site continues in the groundwater recovery/treatment phase at an annual cost to the Company of approximately $40,000.

          (h) Oil Base, Inc. and Hughes Drilling Fluids (now known as INTEQ) have been identified as PRPs in the PAB Superfund Site located in Abbeville, Louisiana. Due to certain unresolved issues at this site, the Company has estimated that the contribution to the contamination by these entities may be from 2.0% to 5.0% of the total waste at this site. A Volumetric Calculation is not possible because the disposal records maintained at this site are incomplete and inaccurate. The Company's ultimate percentage of liability will depend in part upon the final allocation of volumes among the participating PRPs. Resolution of these issues is currently being sought through the Company's participation in a PRP group formed to implement the EPA Order. Current estimates of the total cost of remediation at this site is approximately $15,000,000. The Company is currently participating with other PRPs to fund certain remedial design efforts on an interim basis to comply with the EPA Order.

          (i) PA Inc., a former subsidiary of the Company, was identified as a PRP in the Sonics International Site, a former hazardous waste disposal facility located near Ranger, Texas. This site is currently being administered by the TNRCC under the Texas Superfund Statute. The Company allegedly contributed 1.64% of the waste volume at the site. It is not possible at this time to quantify the Company's ultimate liability. The remediation proposed by the TNRCC is estimated to cost $700,000. The PRP Group assessment of the total remedial costs is approximately $10,000,000.

          (j) Milpark (now known as INTEQ) has been identified as a PRP at the Toups Farm Superfund Site (eligible for cleanup under the Texas State Cleanup Fund) located two miles north of South Lake at the intersection of Highway 105 and Highway 326 near Hallettsville, Texas. The site consists of approximately 21 acres and was operated over the years as a municipal landfill, fence post treating company and a hog farm. Based on available information, the Company does not believe that it has any liability for contamination at the site.

          (k) The Company and BPCI have been named as PRPs at the former Fike Chemical Company site located in Nitro, West Virginia. The Company and BPCI were alleged to be responsible by virtue of business transactions involving toll chemical processing and raw materials with the site's operator, Fike Chemical. Contractual indemnities are available to BPCI as part of the acquisition of ChemLink, which the Company believes cover any liability of BPCI in connection with this action, including defense costs.

          (l) Milpark and Baker Sand Control (now known as INTEQ) have been named as PRPs at the DL Mud Superfund Site located in Abbeville, Louisiana. This site was used for the disposal of used drilling fluids and drilling muds. However, another named PRP is responsible for over 98% of the waste volume disposed of at this site, and that PRP has agreed to remediate this site totally. The Company does not anticipate that it will have any liability for this site.

          (m) Milpark (now known as INTEQ) has been named as a PRP at the Mar Services Superfund site located in Crankton, Louisiana. It has been estimated that the contribution to this site by the Company's subsidiary is approximately .08% of the total volume of solids at the site (based upon a Volumetric Calculation). The site is now undergoing investigative studies to determine the remedial action plan as well as a total estimated cost for remediation.

          (n) Teleco Oilfield Services, Inc. (now known as INTEQ) has been named as a PRP at the Solvent Recycling Service of New England Superfund Site located in Southington, Connecticut. Approximately 1,000 companies have been named as PRPs at this site. Calculations from the PRP group verified by the Company, indicate that Teleco contributed .00006% of the volume at the site. The total cost of cleanup at the site is currently estimated to be $3,500,000. A de minimis buyout offer from either the EPA or the PRP group is anticipated in the future.

     While PRPs in Superfund actions have joint and several liability for all costs of remediation and in many of the sites described above it is not possible at this time to quantify the Company's ultimate exposure because the project is either in its early investigative or remediation stage, based upon current information, the Company does not believe that probable and reasonably possible expenditures in connection with any of the sites described above are likely to have a material adverse effect on the Company's financial condition because: (i) the Company has established adequate reserves to cover what the Company presently believes will be its ultimate liability with respect to the matter,
(ii) the Company and its subsidiaries have   only limited involvement in the
sites based upon a Volumetric Calculation, as described above, (iii) there are other PRPs that have greater involvement on a Volumetric Calculation basis who have substantial assets and who may reasonably be expected to pay their share of the cost of remediation, (iv) where discussed above, the Company has insurance coverage or contractual indemnities from third parties to cover the ultimate liability, and (v) the Company's ultimate liability, based upon current information, is small compared to the Company's overall net worth.

     The Company is subject to various other governmental proceedings relating to environmental matters, but the Company does not believe that any of these matters is likely to have a material adverse effect on its financial condition.


ITEM 2.  PROPERTIES

     The Company operates 63 manufacturing plants, almost all of which are owned, ranging in size from approximately 2,000 square feet to approximately 233,000 square feet of manufacturing space and totaling more than 2,888,000 square feet. Of such total, approximately 2,087,000 square feet (72%) are located in the United States, 170,000 square feet (6%) are located in the Western Hemisphere exclusive of the United States, 540,000 square feet (19%) are located in Europe, and 91,000 square feet (3%) are located in the Eastern Hemisphere exclusive of Europe. These manufacturing plants by industry segment and geographic area appear in the table below. The Company also owns or leases and operates various customer service centers and shops, and sales and administrative offices throughout the geographic areas in which it operates.

                                  Other     Other
                                  United   Western                        Eastern
                                  States  Hemisphere  Europe  Hemisphere   Total
                                  ------  ----------  ------  ----------  -------

Oilfield products and services        30           6       8           9       53
Process equipment products
  and services                         6           2       2           -       10

     The Company believes that its manufacturing facilities are well maintained. The Company also has a significant investment in service vehicles, rental tools and equipment. During 1994, the Company recognized permanent impairments and wrote down to net realizable value certain inventory, property, plant and equipment. For further information regarding these write-downs, see Note 3 of Notes to Consolidated Financial Statements. The Company believes that it has the capacity to meet increased demands in each of its industry segments.


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

     See also " Item 1. Business -- Environmental Matters."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     The Common Stock, $1.00 par value per share, of the Company (together with the associated Series One Junior Participating Preferred Stock Purchase Rights, the "Common Stock") is principally traded on The New York Stock Exchange. The Common Stock is also traded on the Pacific Stock Exchange and the Swiss Stock Exchange. At December 6, 1995, there were approximately 54,167 stockholders and 16,667 stockholders of record.

     For information regarding quarterly high and low sales prices on the New York Stock Exchange for the Common Stock, during the two-years ended September 30, 1995 and information regarding dividends declared on the Common Stock during the two-years ended September 30, 1995, see Note 14 of Notes to Consolidated Financial Statements.


ITEM 6. SELECTED FINANCIAL DATA

     The information set forth under the caption "Five Year Summary of Financial Information" in the 1995 Annual Report to Stockholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" in the 1995 Annual Report to Stockholders is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Company and the independent auditors' report set forth in the 1995 Annual Report to Stockholders are incorporated herein by reference:

     Independent Auditors' Report.

     Consolidated Statements of Operations for each of the three years in the period ended September 30, 1995.

     Consolidated Statements of Financial Position as of September 30, 1995 and 1994.

     Consolidated Statements of Stockholders' Equity for each of the three years in the period ended September 30, 1995.

     Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 1995.

     Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors of the Company is set forth in the section entitled "Election of Directors" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 24, 1996, which section is incorporated herein by reference. For information regarding executive officers of the Company, see "Item 1. Business -- Executive Officers." Additional information regarding compliance by directors and executive officers with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for the Annual Meeting of Stockholders to be held on January 24, 1996, which section is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

     Information for this item is set forth in the section entitled "Executive Compensation" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 24, 1996, which section is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is set forth in the sections entitled "Voting Securities" and "Security Ownership of Management" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 24, 1996, which sections are incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
        FORM 8-K

(A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

     (1) Financial Statements

          All financial statements of the Registrant as set forth under Item 8 of this Annual Report on Form 10-K.

     (2)  Financial Statement Schedules:

          Financial statement schedules are omitted because of the absence of conditions under which they are required or because all material information required to be reported is included in the consolidated financial statements and notes thereto.

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

          3.5 Certificate of Designation of Series J Preferred Stock of Baker Hughes Incorporated.

          3.6 Certificate of Designation of Series K Preferred Stock of Baker Hughes Incorporated.

          3.7 Certificate of Designation of Series L Preferred Stock of Baker Hughes Incorporated (filed as Exhibit 3.8 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1990 and incorporated herein by reference).

          4.1 Rights of Holders of the Company's Long-Term Debt. The Company has no long-term debt instrument with regard to which the securities authorized thereunder equal or exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of its long-term debt instruments to the Commission upon request.

          4.2 Stockholder Rights Agreement dated as of March 23, 1988, between Baker Hughes Incorporated and Morgan Shareholder Services Trust Company, as Rights Agent (filed as Exhibit 4.2 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year September 30, 1993 and incorporated herein by reference).

          4.3 Restated Certificate of Incorporation (filed as Exhibit 3.1 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference).

          4.4 By-Laws (filed as Exhibit 3.2 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1992 and incorporated herein by reference).

          4.5 Certificate of Designation of Series One Junior Participating Preferred Stock (filed as Exhibit 3.3 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference).

          4.6 Amended Certificate of Designation of Series One Junior Participating Preferred Stock (filed as Exhibit 3.4 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1992 and incorporated herein by reference).

          4.7 Certificate of Designation of Series J Preferred Stock of Baker Hughes Incorporated (incorporated herein by reference as Exhibit
               3.5 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1995).

          4.8 Certificate of Designation of Series K Preferred Stock of Baker Hughes Incorporated (incorporated herein by reference as Exhibit
               3.6 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1995).

          4.9 Certificate of Designation of Series L Preferred Stock of Baker Hughes Incorporated (filed as Exhibit 3.8 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1990 and incorporated herein by reference).

         10.1  Employment Agreement between Baker Hughes Incorporated and James
               D. Woods dated December 7, 1994 (filed as Exhibit 10.1 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference).

         10.2 Executive Severance Agreement between Baker Hughes Incorporated and Eric L. Mattson dated as of May 22, 1991 (filed as Exhibit
               10.2 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference).

         10.3 Employment Agreement between Baker Hughes Incorporated and Max L. Lukens dated as of December 7, 1994 (filed as Exhibit 10.3 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference).

         10.4 Executive Severance Agreement between Baker Hughes Incorporated and G.S. Finley dated as of May 22, 1991 (filed as Exhibit 10.5 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference).

         10.5 Amended and Restated 1991 Employee Stock Bonus Plan of Baker Hughes Incorporated (filed as Exhibit 10.5 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1991 and incorporated herein by reference).

         10.6 Restated 1987 Stock Option Plan of Baker Hughes Incorporated (Amended as of October 24, 1990) (filed as Exhibit 10.7 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1991 and incorporated herein by reference).

         10.7 1987 Convertible Debenture Plan of Baker Hughes Incorporated (Amended as of October 24, 1990) (filed as Exhibit 10.9 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1991 and incorporated herein by reference).

         10.8  Baker Hughes Incorporated Supplemental Retirement Plan (filed as
               Exhibit 10.10 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference).

         10.9 Executive Severance Policy (filed as Exhibit 10.11 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference).

        10.10 1993 Stock Option Plan (filed as Exhibit 10.12 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference).

        10.11 1993 Employee Stock Bonus Plan (filed as Exhibit 10.13 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference).

        10.12 Director Compensation Deferral Plan (filed as Exhibit 10.15 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference).

        10.13  1995 Employee Annual Incentive Compensation Plan (filed as
               Exhibit 10.16 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference).

        10.14 1995 Stock Award Plan (filed as Exhibit 10.17 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference).

        10.15 Form of Credit Agreement, dated as of September 1, 1994, among Baker Hughes Incorporated and eighteen banks (filed as Exhibit
               10.18 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference).

        10.16 Warrant Agreement dated as of March 15, 1990 between Baker Hughes Incorporated and First Chicago Trust Company of New York (filed as Exhibit 10.15 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1990 and incorporated herein by reference).

        11.1   Statement of Computation of Earnings per Common Share.

        13.1   Portions of 1995 Annual Report to Stockholders.

        21.1   Subsidiaries of Registrant.

        23.1   Consent of Deloitte & Touche LLP.

        27.1 Financial Data Schedule (for Securities and Exchange Commission purposes only).

(B) REPORTS ON FORM 8-K:

  Form 8-K filed June 21, 1995, regarding repurchase by Baker Hughes Incorporated of 4,000,000 shares of its Convertible Preferred Stock, previously issued to Sonat Inc. in connection with the acquisition of Teleco Oilfield Services, Inc. by Baker Hughes Incorporated from Sonat, Inc. No Financial Statements were filed.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of December, 1995.


                                    BAKER HUGHES INCORPORATED



                                    By  /s/ JAMES D. WOODS
                                       -------------------------
                                       (James D. Woods, Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                      Title                     Date
     ---------                      -----                     ----


 /s/ JAMES D. WOODS                 Chairman of the Board  December 14, 1995
------------------------            and Chief Executive
  (James D. Woods)                  Officer (principal
                                    executive officer)



 /s/ E. L. MATTSON                  Senior Vice President  December 14, 1995
------------------                  and  Chief Financial
   (E. L. Mattson)                  Officer (principal
                                    financial officer)



 /s/ JAMES E. BRAUN                 Controller (principal  December 14, 1995
-------------------                 accounting officer)
  (James E. Braun)


 /s/ LESTER M. ALBERTHAL, JR.       Director               December 14, 1995
-----------------------------
  (Lester M. Alberthal, Jr.)


 /s/ GORDON M. ANDERSON             Director               December 14, 1995
-----------------------
  (Gordon M. Anderson)

 /s/ VICTOR G. BEGHINI              Director               December 14, 1995
----------------------
   (Victor G. Beghini)


 /s/ JACK S. BLANTON                Director               December 14, 1995
--------------------
    (Jack S. Blanton)


 /s/ HARRY M. CONGER                Director               December 14, 1995
--------------------
    (Harry M. Conger)


 /s/ EUNICE M. FILER                Director               December 14, 1995
--------------------
    (Eunice M. Filter)


 /s/ JOE B. FOSTER                  Director               December 14, 1995
------------------
     (Joe B. Foster)


 /s/ RICHARD D. KINDER              Director               December 14, 1995
----------------------
     (Richard D. Kinder)


 /s/ JOHN F. MAHER                  Director              December 14, 1995
------------------
     (John F. Maher)


----------------------              Director              December   , 1995
     (Dana G. Mead)


 /s/ DONALD C. TRAUSCHT             Director              December 14, 1995
-----------------------
    (Donald C. Trauscht)