Form 10-Q
period 1995-12-31
BAKER HUGHES INC
filed 1996-02-12
CIK 808362

-------------------------------------------------------------------------------


                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

               X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended December 31, 1995

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934


                          -----------------------------

                          Commission file number 1-9397

                          -----------------------------

                            BAKER HUGHES INCORPORATED
             (Exact name of registrant as specified in its charter)


             Delaware                                           76-0207995
(State or other jurisdiction                                 (I.R.S. Employer
 of incorporation or organization)                          Identification No.)
 3900 Essex Lane, Houston, Texas                                   77027
(Address of principal executive offices)                        (Zip code)

       Registrant's telephone number, including area code:  (713) 439-8600

                          -----------------------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                            Outstanding at February 3, 1996
              -----                            -------------------------------

Common Stock, $1.00 par value per share               142,554,000 shares


-------------------------------------------------------------------------------

                            BAKER HUGHES INCORPORATED




                                      INDEX


                                                                          Page
                                                                           No.
                                                                          ----
Part I - Financial Information:


    Consolidated Condensed Statements of Operations - Three Months
        ended December 31, 1995 and 1994..................................  2

    Consolidated Condensed Statements of Financial Position
        - December 31, 1995 and September 30, 1995........................  3

    Consolidated Condensed Statements of Cash Flows - Three months ended December 31, 1995 and 1994..................................  5

    Notes to Consolidated Condensed Financial Statements..................  6

    Management's Discussion and Analysis of Financial Condition and
        Results of Operations.............................................  7


Part II - Other Information............................................... 14

                        PART I.  FINANCIAL INFORMATION
                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In thousands, except per share amounts)


                                                           Three Months Ended
                                                              December 31,
                                                             1995       1994
REVENUES:                                                 ---------  ---------
    Sales............................................... $  464,955 $  411,907
    Services and rentals................................    229,742    195,010
                                                          ---------  ---------
        Total revenues..................................    694,697    606,917
COSTS AND EXPENSES:                                       ---------  ---------
    Cost of sales.......................................    267,336    241,816
    Cost of services and rentals........................    118,299     95,059
    Research and engineering............................     21,408     20,087
    Marketing and field service.........................    161,239    144,949
    General and administrative..........................     48,218     44,316
    Amortization of goodwill and other intangibles......      7,393      7,877
                                                          ---------  ---------
        Total costs and expenses........................    623,893    554,104
                                                          ---------  ---------
Operating income........................................     70,804     52,813
Interest expense........................................    (15,427)   (11,479)
Interest income.........................................        482        807
                                                          ---------  ---------
Income before income taxes..............................     55,859     42,141
Income taxes............................................    (23,461)   (17,910)
                                                          ---------  ---------
Income before cumulative effect of accounting change....     32,398     24,231
Cumulative effect of accounting change -
    Postemployment benefits (net of $7,861 income
        tax benefit)....................................               (14,598)
                                                          ---------  ---------
Net income.............................................. $   32,398 $    9,633
                                                          =========  =========
Per share of Common Stock:
    Income before cumulative effect of accounting
        change.......................................... $      .23 $      .15
    Cumulative effect of accounting change..............                  (.10)
                                                          ---------  ---------
    Net income.......................................... $      .23 $      .05
                                                          =========  =========
Cash dividends per share of common stock................ $     .115 $     .115
                                                          =========  =========

     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
             CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)


                                     ASSETS

                                                     December 31, September 30,
                                                        1995          1995
                                                     ----------    ----------
CURRENT ASSETS:
    Cash and cash equivalents....................... $     8,026   $     6,817
                                                      ----------    ----------
    Receivables - net...............................     755,285       709,588
                                                      ----------    ----------
    Inventories:
        Finished goods..............................     624,028       595,417
        Work in process.............................      65,597        61,622
        Raw materials...............................      66,328        70,743
                                                      ----------    ----------
            Total inventories.......................     755,953       727,782
                                                      ----------    ----------
    Deferred income taxes...........................      90,136        92,550
                                                      ----------    ----------
    Other current assets............................      41,026        28,078
                                                      ----------    ----------
            Total current assets....................   1,650,426     1,564,815
                                                      ----------    ----------
PROPERTY - NET......................................     567,999       575,059
                                                      ----------    ----------
OTHER ASSETS:
    Investments.....................................      90,464        92,474
    Property held for disposal......................      61,287        58,544
    Other assets....................................      88,420       103,321
    Excess costs arising from acquisitions - net....     764,461       772,378
                                                      ----------    ----------
            Total other assets......................   1,004,632     1,026,717
                                                      ----------    ----------
                Total............................... $ 3,223,057   $ 3,166,591
                                                      ==========    ==========

     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
             CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     December 31, September 30,
                                                        1995          1995
                                                     ----------    ----------
CURRENT LIABILITIES:
    Accounts payable............................... $   277,998   $   304,689
    Short-term borrowings and current portion of
        long-term debt.............................       1,848         2,898
    Accrued employee compensation and benefits.....     116,300       133,135
    Income taxes...................................      39,396        28,445
    Taxes other than income........................      26,971        25,176
    Accrued insurance..............................      23,260        27,475
    Accrued interest...............................      17,169        11,978
    Other accrued liabilities......................      41,178        46,335
                                                     ----------    ----------
            Total current liabilities..............     544,120       580,131
                                                     ----------    ----------
LONG-TERM DEBT.....................................     877,954       798,352
                                                     ----------    ----------
DEFERRED INCOME TAXES..............................     120,177       118,350
                                                     ----------    ----------
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS........      97,525        97,187
                                                     ----------    ----------
OTHER LONG-TERM LIABILITIES........................      58,221        58,965
                                                     ----------    ----------
STOCKHOLDERS' EQUITY:
    Common stock...................................     142,426       142,237
    Capital in excess of par value.................   1,345,115     1,342,317
    Retained earnings..............................     156,145       140,106
    Cumulative foreign currency translation
        adjustment.................................    (115,049)     (107,689)
    Unrealized loss on securities available for
        sale.......................................      (3,577)       (3,365)
                                                     ----------    ----------
            Total stockholders' equity.............   1,525,060     1,513,606
                                                     ----------    ----------
                Total.............................. $ 3,223,057   $ 3,166,591
                                                     ==========    ==========

     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                        Three Months Ended
                                                           December 31,
                                                       1995           1994
                                                     --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income......................................... $  32,398      $   9,633
Adjustments to reconcile net income to net cash
    flows from operating activities:
    Depreciation and amortization of:
        Property...................................    29,362         28,697
        Other assets and debt discount.............    10,063         10,469
    Loss(gain) on disposal of assets...............    (6,632)         2,439
    Foreign currency translation loss - net........     2,909
    Cumulative effect of accounting changes........                   14,598
    Change in receivables..........................   (46,711)       (33,953)
    Change in inventories..........................   (29,693)         3,331
    Change in accounts payable.....................   (22,188)       (12,055)
    Changes in other assets and liabilities........   (19,848)       (33,257)
                                                     --------       --------
Net cash flows from operating activities...........   (50,340)       (10,098)
                                                     --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions.............................   (34,676)       (25,681)
    Proceeds from disposal of assets...............    23,856          5,408
                                                     --------       --------
Net cash flows from investing activities...........   (10,820)       (20,273)
                                                     --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (payments) borrowings from commercial
        paper and revolving credit facilities......    76,941         (1,150)
    Proceeds from exercised debenture purchase
        warrants...................................                   78,000
    Proceeds from exercise of stock options
        and stock purchase grants..................     2,321            996
    Dividends......................................   (16,359)       (19,215)
                                                     --------       --------
Net cash flows from financing activities...........    62,903         58,631
                                                     --------       --------
Effect of exchange rate changes on cash............      (534)          (484)
                                                     --------       --------
Increase in cash and cash equivalents..............     1,209         27,776
Cash and cash equivalents, beginning of period.....     6,817         69,179
                                                     --------       --------
Cash and cash equivalents, end of period........... $   8,026      $  96,955
                                                     ========       ========

Income taxes paid.................................. $   7,120      $  16,283
Interest paid...................................... $   7,445      $   5,293

     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1. General

    In the opinion of the Company, the unaudited consolidated condensed financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the Company's consolidated financial position as of December 31, 1995 and its consolidated results of operations and cash flows for each of the three month periods ended December 31, 1995 and 1994. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (See the Company's Annual Report on Form 10-K for the year ended September 30, 1995 for the most recent annual financial statements prepared in accordance with generally accepted accounting principles). The results of operations for the three months ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year.


Note 2. Income Per Common Share

    Net income per common share is based on the weighted average number of shares outstanding during the respective periods (three months ended December 31, 1995 and 1994, 142,281,000 and 140,977,000, respectively) and excludes the negligible dilutive effect of shares issuable in connection with employee stock plans. Net income per common share for the three months ended December 31, 1994 has been adjusted for dividends on preferred stock of $3.0 million.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT

    Baker Hughes has eight divisions that provide products and services to two industry segments worldwide: Oilfield and Process Equipment. Oilfield Operations generate approximately 88% of the Company's consolidated revenues.

    Oilfield Operations consist of five divisions that provide products, services and solutions used in the drilling, completion, production and maintenance of oil and gas wells. The business environment for Oilfield Operations and its corresponding operating results are significantly affected by worldwide expenditures of the petroleum industry. Important factors establishing the levels of these expenditures include, but are not limited to, world economic conditions, crude oil and natural gas supply and demand balances, the legislative environment in the United States and other major countries, war, insurrection, weather, OPEC policy and other developments in the Middle East and other major petroleum producing regions.

    Process Equipment Operations consist of three divisions that serve a broad range of process industries. They are recognized throughout the world as leaders in filtration, sedimentation, centrifugation and flotation processes for the separation of solids from liquids, and liquids from liquids. The business environment for Process Equipment Operations, which also includes Tracor Europa, a computer peripherals division, is significantly affected by worldwide economic conditions in the specific markets that they serve.

OPERATING ENVIRONMENT FOR OILFIELD OPERATIONS

    Historically, crude oil and natural gas prices and the number of rotary rigs operating have been prevalent factors in determining the level of worldwide exploration and production expenditures. However, the operating environment for the oilfield service industry has been changing over the past several years. While prices and rig count are still relevant as an indicator of expenditure activity, a number of new trends are beginning to emerge that could alter the oilfield service market place. One key trend is the concept of integrated solutions, which is to involve the oilfield service company in the planning, engineering and integrating of several products and services.
Another trend is the application of new technologies aimed at reducing the finding costs for oil and gas.

    Crude oil and natural gas prices and the Baker Hughes rotary rig count are summarized in the tables below as quarterly averages, followed by the Company's outlook. While reading the Company's outlook set forth below, caution is advised that the factors described above in "Business Environment" could negatively impact the Company's expectations for oil and gas prices and drilling activity.

Oil and Gas Prices

    Quarter Ending December 31,                        1995           1994
    ----------------------------------------------------------------------
    WTI ($/Bbl)                                       18.16          17.64
    U.S. Spot Natural Gas ($/mcf)                      1.91           1.49

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                       AND RESULTS OF OPERATIONS CONTINUED


    Barring any significant change in OPEC policy, the Company expects crude oil to trade between $17 and $19/Bbl in 1996 while remaining susceptible to short-term price fluctuations as the growth in worldwide demand is met by increased production by non-OPEC producing countries. U.S. natural gas prices are expected to strengthen in 1996 with demand for natural gas expected to grow 2% to 3% per year. The Company believes that higher natural gas prices and a tightening market would stimulate exploration and development drilling of natural gas.

Rotary Rig Count

    Quarter Ending December 31,                        1995           1994
    ----------------------------------------------------------------------
    U.S. - Land                                         659            719
    U.S. - Offshore                                     106            104
    Canada                                              227            291
                                                      -----          -----
        North American                                  992          1,114
                                                      -----          -----
    Latin America                                       271            253
    North Sea                                            51             39
    Other Europe                                         64             65
    Africa                                               63             65
    Middle East                                         129            116
    Asia Pacific                                        170            190
                                                      -----          -----
        International                                   748            728
                                                      -----          -----
    Worldwide                                         1,740          1,842
                                                      -----          -----
    U.S. Workover                                     1,286          1,373
    ----------------------------------------------------------------------

North America

    The Company anticipates a modest decline in North American drilling activity. In the U.S., the Company is expecting a decrease in gas-directed drilling to be partially offset by a modest increase in oil-directed drilling resulting in a slight increase in offshore activity and relatively flat land activity. Canadian activity is expected to fall short of prior year levels.

International

    The Company is cautiously optimistic that most areas internationally will post an increasing rig count in 1996. The Company is forecasting increases in Latin America, the North Sea and West Africa while activity in the Middle East and Asia Pacific is forecasted to be flat.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                       AND RESULTS OF OPERATIONS CONTINUED


RESULTS OF OPERATIONS

Revenues
                                           Quarter Ending
                                             December 31,         $        %
    (In millions)                          1995       1994     Change   Change
    ---------------------------------------------------------------------------
    Oilfield Operations                $   612.2  $   537.8  $    74.4    13.8%
    Process Equipment Operations            82.5       69.1       13.4    19.4%
                                         -------    -------    -------  -------
         Total Consolidated Revenues   $   694.7  $   606.9  $    87.8    14.5%
                                         =======    =======    =======  =======

    In the first quarter of 1996, Oilfield Operations experienced revenue growth despite a 5.5% decline in the worldwide rotary rig count and a 6.3% decline in the U.S. workover rig count. Sales revenue was up 12.9% and service and rentals revenue was up 17.8%. Changes in the mix of the worldwide rig count had a significant impact on the revenue of the Company. Certain areas of the world, including offshore U.S., North Sea and West Africa, historically provide more revenue per rig because of the more difficult and complex drilling conditions. Conditions such as deep water, high pressure and sensitive environment require the premium products and services offered by the Company. Additionally, technological advances in the design and application of the Company's products and services allow oil and gas operators to reach and extract greater quantities of hydrocarbons from a single drilling rig or wellbore. For example, from a single offshore drilling rig, multiple wells can be drilled, completed and produced and, as such, the revenue generating capability of a single drilling rig increases. The Company enjoys ancillary benefits in situations like these because of the wide breadth of products and services offered by the Company. The Oilfield Operations' 1996 first quarter results were favorably impacted by these two important trends.

    Oilfield Operations was well positioned to take advantage of growth opportunities in a number of key geographic markets. In Latin America, revenue increased 35% in the first quarter. The revenue improvement was driven by an increase in drilling activity in Venezuela and Argentina. Oilfield Operations saw revenue increases in the Gulf of Mexico as horizontal drilling remained strong. Revenue in Europe was up 31% due in large part to growing integrated solutions business resulting in the larger percentage increase in service and rentals revenue. The successful introduction of new technology also made a significant contribution to the first quarter results. The new Gold Series bit line manufactured by Hughes Christensen division drove strong diamond bit sales. Baker Hughes INTEQ introduced the new Ultra Series downhole motors exceeding expectations in performance and market acceptance. Strong performance in these areas was partially offset by the continuing difficulties for the Company's customers in the former Soviet Union ("FSU") in obtaining project financing. Revenues in the FSU were $19.2 million in the first quarter of 1995 compared to $3.3 million in the first quarter of 1996.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                       AND RESULTS OF OPERATIONS CONTINUED


    Process Equipment Operations continue to benefit from the significant growth in the minerals processing industry, specifically copper, and the pulp and paper industry.

Operating Income
                                           Quarter Ending
                                             December 31,         $        %
    (In millions)                          1995       1994     Change   Change
    ---------------------------------------------------------------------------
    Oilfield Operations                $    74.7  $    56.3  $    18.4    32.7%
    Process Equipment Operations             5.8        3.7        2.1    56.7%

    Consolidated operating income for the first quarter of 1996 increased 34.1% from the same quarter a year ago. The increase results primarily from improved revenues and the impact of the Company's ongoing quality programs where, through various actions, increases in efficiency and productivity produce cost savings.

Cost and Expenses

    Operating expenses have typically fluctuated within a narrow band as a percentage of consolidated revenues as the Company manages expenses both in absolute terms and as a function of revenues.

    The total of cost of sales, cost of services and rentals, research and engineering and marketing and field service expenses as a percentage of total revenue decreased from 82.7% in 1995 to 81.8% in 1996 reflecting the continuing realization of cost reductions as explained above. Individually, cost of sales, cost of services and rentals, research and engineering expense and marketing and field service expense increased for the quarter in line with the revenue increase.

    General and administrative expense, which is less sensitive to changes in revenue, increased $3.9 million. The increase is due primarily to the foreign exchange losses incurred of $5.0 million as a result of the Venezuelan bolivar devaluation which occurred in December 1995. Amortization of goodwill and intangibles has remained relatively flat as no significant acquisitions or dispositions were made.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                       AND RESULTS OF OPERATIONS CONTINUED


Interest Expense

    Interest expense increased $3.9 million. The increase is attributable to the increased debt levels resulting from the repurchase of convertible preferred stock in June 1995 and higher levels of working capital.

Net Income Per Share of Common Stock

    In June 1995, the Company repurchased all outstanding shares of its convertible preferred stock. Net income is adjusted for dividends on preferred stock of $3.0 million for the quarter ended December 31, 1994.

CAPITAL RESOURCES AND LIQUIDITY

Financing Activities

    Net cash inflows from financing activities were $62.9 million in the first quarter of 1996 compared to $58.6 million in the first quarter of 1995.

    Total debt outstanding at December 31, 1995 was $879.8 million, compared to $801.3 million at September 30, 1995. The debt to equity ratio was .577 at December 31, 1995, compared to .529 at September 30, 1995. The Company increased total debt to fund an increase in working capital and other investing needs.

    In June 1995, the Company repurchased all outstanding shares of its convertible preferred stock for $167.0 million. Existing cash on hand and borrowings from commercial paper and revolving credit facilities funded the repurchase. Cash dividends decreased in 1996 due to the repurchase.

    At December 31, 1995, the Company had $617.7 million of credit facilities with commercial banks, of which $391.7 million is committed. These facilities are subject to normal banking terms and conditions and do not materially restrict the Company's activities.

Investing Activities

    Net cash outflows from investing activities were $10.8 million in the first quarter of 1996 compared to $20.3 million in the first quarter of 1995.

    Proceeds from the disposal of assets generated $23.9 million in the first quarter of 1996 compared to $5.4 million in the first quarter of 1995.
Property additions increased in the first quarter of 1996 to $34.7 million compared to $25.7 million in the first quarter of 1995. The increase is in line with the Company's objective of replacing capital to increase productivity and ensure that the necessary capacity is available to meet increased market demand.

    Likewise, the ratio of capital expenditures to depreciation has increased from 89.5% to 118.1%. The majority of the capital expenditures have been in

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                       AND RESULTS OF OPERATIONS CONTINUED


Oilfield Operations where the largest single item is the expenditure for rental tools and equipment to supplement the rental fleet. Funds provided from operations and outstanding lines of credit are expected to be more than adequate to meet future capital expenditure requirements. The Company expects 1996 capital expenditures to be between $170.0 million and $190.0 million.

Operating Activities

    Net cash outflows from operating activities were $50.3 million and $10.1 million in 1996 and 1995, respectively.

    The increase of $40.2 million in 1996 was due primarily to the build up of working capital in Oilfield Operations to support increased activity, in particular the increase in Latin America and Europe, and the reduction in liabilities resulting from cash payments for employee benefits, the 1994 restructuring accruals and the settlement of several insurance claims. These uses of cash were offset by an increase in net income adjusted for noncash items.

OTHER MATTERS

    In May 1995, President Clinton signed an Executive Order prohibiting virtually all transactions between the U.S. and Iran, and in September 1995, the U.S. Department of Treasury issued implementing regulations. The Order and regulations generally do not reach to the activities of non-U.S. subsidiaries. At December 31, 1995, the Company, through its non-U.S. subsidiaries, had receivables from the National Iranian Oil Company ("NIOC") in an amount of approximately one percent of stockholders' equity. These receivables are currently being paid pursuant to an agreement with the NIOC. It is not possible to predict with any accuracy how the current state of U.S.-Iran relations will impact the Company's ability to collect these receivables.
Sales to Iran in the year ended September 30, 1995 and the quarter ended December 31, 1995 were not significant.

ACCOUNTING STANDARDS

Impairment of Long-Lived Assets

    In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective for the Company on October 1, 1996. The statement sets forth guidance as to when to recognize an impairment of long-lived assets, including goodwill, and how to measure such an impairment. The methodology set forth in SFAS No. 121 is not significantly different from the Company's current policy and, therefore, the Company does not expect the adoption of SFAS No. 121, as it relates to impairment, to have a significant impact on the consolidated financial statements. SFAS No. 121 also addresses the accounting for long-lived assets to be disposed of. The Company has not yet determined the impact of this aspect of SFAS No. 121 on the consolidated financial statements.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                       AND RESULTS OF OPERATIONS CONTINUED


Stock Based Compensation

    In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company on October 1, 1996. SFAS No. 123 permits, but does not require, a fair value based method of accounting for employee stock option plans which results in compensation expense being recognized in the results of operations when stock options are granted. The Company plans to continue the use of its current intrinsic value based method of accounting for such plans where no compensation expense is recognized. However, as required by SFAS No. 123, the Company will provide pro forma disclosure of net income and earnings per share in the notes to the consolidated financial statements as if the fair value based method of accounting had been applied.

                              PART II. OTHER INFORMATION


Item 1. Legal Proceedings

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    The Company's Annual Meeting of Stockholders was held on January 24, 1996, to elect four Class II members of the Board of Directors, to consider a proposal to implement and/or increase activity on the MacBride Principles with respect to the Company's operations in Northern Ireland and to consider a proposal to redeem the stockholder rights issued pursuant to the Stockholder Rights Agreement.

    The four Class II directors who were so elected are: Lester M. Alberthal, Jr., Joe B. Foster, Richard D. Kinder and Donald C. Trauscht. The directors whose term of office continued after the Annual Meeting are: Victor G. Beghini, Jack S. Blanton, Harry M. Conger, Eunice M. Filter, John F. Maher, Dana G. Mead, and James D. Woods. James F. McCall was elected as an addition to the Board of Directors by the Class III directors, following the approval of an increase in the number of directors by the Board of Directors. Max L. Lukens was elected by the remaining Class III directors to fill the vacancy created by the retirement of Gordon M. Anderson due to the term limitation contained in the Company's Bylaws. The number of affirmative votes and the number of votes withheld for the four Class II directors so elected were:

                                                  Number of
                                                 Affirmative
                                                    Votes        Abstentions
                                                 -----------     -----------
    Lester M. Alberthal, Jr.                     116,973,339         652,026
    Joe B. Foster                                116,968,699         656,666
    Richard D. Kinder                            116,924,598         700,767
    Donald C. Trauscht                           116,965,535         659,830

    The number of affirmative votes, the number of negative votes, the number of abstentions and the number of broker non-votes with respect to the stockholder proposals regarding Northern Ireland and redemption of stockholder rights were as follows:

                              Number of    Number of
                             Affirmative   Negative                    Broker
                                Votes        Votes     Abstentions   Non-Votes
                             -----------  ----------   -----------  ----------
Proposal regarding
    Northern Ireland          17,664,643  75,046,802    11,047,398  13,866,522
Proposal regarding
    stockholder rights        70,472,787  25,516,383     7,769,673  13,866,522

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




                                       BAKER HUGHES INCORPORATED
                                             (Registrant)




Date:  February 9, 1996                By  /s/LAWRENCE O'DONNELL, III
                                       ------------------------------------
                                         Vice President, General Counsel
                                           and Corporate Secretary




Date:  February 9, 1996                By  /s/JAMES E. BRAUN
                                       ------------------------------------
                                         Controller