Form 10-Q
period 1996-03-31
BAKER HUGHES INC
filed 1996-05-14
CIK 808362

- ---------------------------------------------------------------------------



                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          -----------------------------

               X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1996

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934


                          -----------------------------

                          Commission file number 1-9397

                          -----------------------------

                            BAKER HUGHES INCORPORATED
             (Exact name of registrant as specified in its charter)


             Delaware                                        76-0207995
(State or other jurisdiction                               (IRS Employer
 of incorporation or organization)                      Identification No.)
 3900 Essex Lane, Houston, Texas                               77027
(Address of principal executive offices)                     (Zip code)

    Registrant's telephone number, including area code:  (713) 439-8600

                          -----------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                              Outstanding at May 4, 1996
              -----                              --------------------------

Common Stock, $1.00 par value per share               143,581,100 shares



- ---------------------------------------------------------------------------

                            BAKER HUGHES INCORPORATED




                                      INDEX


                                                                       Page
                                                                        No.
                                                                       ----
Part I - Financial Information:


    Consolidated Condensed Statements of Operations - Three Months and
         Six Months Ended March 31, 1996 and 1995                        2

    Consolidated Condensed Statements of Financial Position
         - March 31, 1996 and September 30, 1995                         3

    Consolidated Condensed Statements of Cash Flows - Six Months
         Ended March 31, 1996 and 1995                                   5

    Notes to Consolidated Condensed Financial Statements                 6

    Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                           7


Part II - Other Information                                             14





























                                       -1-
                       PART I.  FINANCIAL INFORMATION
                         BAKER HUGHES INCORPORATED
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)

                                 Three Months Ended     Six Months Ended
                                      March 31,             March 31,
                                   1996       1995       1996       1995
REVENUES:                       --------------------  --------------------
   Sales                       $  500,276 $  447,302 $  965,231 $  859,209
   Services and rentals           244,546    205,307    474,288    400,317
                                ---------  ---------  ---------  ---------
       Total revenues             744,822    652,609  1,439,519  1,259,526
                                ---------  ---------  ---------  ---------
COSTS AND EXPENSES:
   Cost of sales                  292,928    258,533    560,264    500,349
   Cost of services and rentals   126,311     99,880    244,610    194,939
   Research and engineering        21,206     20,760     42,614     40,847
   Marketing and field service    164,138    149,132    325,377    294,081
   General and administrative      48,725     57,288     96,943    101,604
   Amortization of goodwill
     and other intangibles          7,454      7,463     14,847     15,340
                                ---------  ---------  ---------  ---------
       Total costs and expenses   660,762    593,056  1,284,655  1,147,160
                                ---------  ---------  ---------  ---------
Operating income                   84,060     59,553    154,864    112,366
Interest expense                  (14,801)   (13,701)   (30,228)   (25,180)
Interest income                     1,303      1,268      1,785      2,075
                                ---------  ---------  ---------  ---------
Income before income taxes         70,562     47,120    126,421     89,261
Income taxes                      (29,003)   (19,120)   (52,464)   (37,030)
                                ---------  ---------  ---------  ---------
Income before cumulative
  effect of accounting change      41,559     28,000     73,957     52,231

Cumulative effect of accounting
  change - Postemployment
  benefits (net of $7,861
  income tax benefit)                                              (14,598)
                                ---------  ---------  ---------  ---------
Net income                     $   41,559 $   28,000 $   73,957 $   37,633
                                =========  =========  =========  =========

Per share of Common Stock:
   Income before cumulative
     effect of accounting
     change                    $      .29 $      .18 $      .52 $      .33
   Cumulative effect of
     accounting change                                                (.10)
                                ---------  ---------  ---------  ---------
   Net income                  $      .29 $      .18 $      .52 $      .23
                                =========  =========  =========  =========
Cash dividends per share of
  common stock                 $     .115 $     .115 $      .23 $      .23
                                =========  =========  =========  =========

   See accompanying notes to consolidated condensed financial statements.


                                    -2-
                         BAKER HUGHES INCORPORATED
          CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                              (In thousands)


                                  ASSETS

                                                   March 31,  September 30,
                                                      1996          1995
                                                  ----------    ----------
CURRENT ASSETS:
    Cash and cash equivalents                    $    15,874   $     6,817
                                                  ----------    ----------
    Receivables - net                                748,311       709,588
                                                  ----------    ----------
    Inventories:
         Finished goods                              656,895       595,417
         Work in process                              71,249        61,622
         Raw materials                                68,612        70,743
                                                  ----------    ----------
              Total inventories                      796,756       727,782
                                                  ----------    ----------
    Deferred income taxes                             94,348        92,550
                                                  ----------    ----------
    Other current assets                              34,790        28,078
                                                  ----------    ----------
              Total current assets                 1,690,079     1,564,815
                                                  ----------    ----------
PROPERTY - NET                                       571,832       575,059
                                                  ----------    ----------
OTHER ASSETS:
    Investments                                       97,412        92,474
    Property held for disposal                        57,364        58,544
    Other assets                                      98,003       103,321
    Excess costs arising from acquisitions - net     756,891       772,378
                                                  ----------    ----------
              Total other assets                   1,009,670     1,026,717
                                                  ----------    ----------
                   Total                         $ 3,271,581   $ 3,166,591
                                                  ==========    ==========

   See accompanying notes to consolidated condensed financial statements.

















                                    -3-
                         BAKER HUGHES INCORPORATED
          CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                              (In thousands)


                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  March 31,   September 30,
                                                    1996          1995
                                                 ----------    ----------
CURRENT LIABILITIES:
    Accounts payable                            $   281,766   $   304,689
    Short-term borrowings and current portion
         of long-term debt                              665         2,898
    Accrued employee compensation and benefits      129,699       133,135
    Income taxes                                     45,991        28,445
    Taxes other than income                          19,071        25,176
    Accrued insurance                                25,012        27,475
    Accrued interest                                 16,600        11,978
    Other accrued liabilities                        46,137        46,335
                                                 ----------    ----------
              Total current liabilities             564,941       580,131
                                                 ----------    ----------
LONG-TERM DEBT                                      847,608       798,352
                                                 ----------    ----------
DEFERRED INCOME TAXES                               134,981       118,350
                                                 ----------    ----------
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS          98,028        97,187
                                                 ----------    ----------
OTHER LONG-TERM LIABILITIES                          56,577        58,965
                                                 ----------    ----------
STOCKHOLDERS' EQUITY:
    Common stock                                    143,174       142,237
    Capital in excess of par value                1,360,750     1,342,317
    Retained earnings                               181,310       140,106
    Cumulative foreign currency translation
         adjustment                                (116,634)     (107,689)
    Unrealized gain(loss) on securities
         available for sale                             846        (3,365)
                                                 ----------    ----------
              Total stockholders' equity          1,569,446     1,513,606
                                                 ----------    ----------
                   Total                        $ 3,271,581   $ 3,166,591
                                                 ==========    ==========

   See accompanying notes to consolidated condensed financial statements.













                                    -4-
                         BAKER HUGHES INCORPORATED
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (In thousands)

                                                       Six Months Ended
                                                          March 31,
                                                     1996           1995
                                                   --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $  73,957      $  37,633
Adjustments to reconcile net income to net cash
    flows from operating activities:
    Depreciation and amortization of:
         Property                                    58,777         57,443
         Other assets and debt discount              20,204         20,542
    Gain on disposal of assets                      (13,557)        (1,439)
    Foreign currency translation loss - net           3,595             70
    Cumulative effect of accounting change                          14,598
    Change in receivables                           (45,003)       (37,505)
    Change in inventories                           (69,942)       (19,180)
    Change in accounts payable                      (20,014)       (13,313)
    Changes in other assets and liabilities          13,483        (25,650)
                                                   --------       --------
Net cash flows from operating activities             21,500         33,199
                                                   --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions                              (86,312)       (58,524)
    Proceeds from disposal of assets                 46,085         20,154
                                                   --------       --------
Net cash flows from investing activities            (40,227)       (38,370)
                                                   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings from commercial paper and
         revolving credit facilities                 44,640         10,539
    Proceeds from exercised debenture purchase
         warrants                                                   93,000
    Proceeds from exercise of stock options
         and stock purchase grants                   16,621          1,272
    Dividends                                       (32,753)       (38,434)
                                                   --------       --------
Net cash flows from financing activities             28,508         66,377
                                                   --------       --------
Effect of exchange rate changes on cash                (724)        (1,539)
                                                   --------       --------
Increase in cash and cash equivalents                 9,057         59,667
Cash and cash equivalents, beginning of period        6,817         69,179
                                                   --------       --------
Cash and cash equivalents, end of period          $  15,874      $ 128,846
                                                   ========       ========

Income taxes paid                                 $  20,565      $  30,433
Interest paid                                     $  21,250      $  15,408

   See accompanying notes to consolidated condensed financial statements.



                                    -5-
                         BAKER HUGHES INCORPORATED

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1. General

    In the opinion of the Company, the unaudited consolidated condensed financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the Company's consolidated financial position as of March 31, 1996 and its consolidated results of operations and cash flows for each of the three and six month periods ended March 31, 1996 and 1995. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (See the Company's Annual Report on Form 10-K for the year ended September 30, 1995 for the most recent annual financial statements prepared in accordance with generally accepted accounting principles). The results of operations for the three and six months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.


Note 2. Income Per Common Share

    Net income per common share is based on the weighted average number of shares outstanding during the respective periods (three months ended March 31, 1996 and 1995, 142,654,000 and 141,032,000, respectively; six months ended March 31, 1996 and 1995, 142,467,000 and 141,005,000, respectively)
and excludes the negligible dilutive effect of shares issuable in connection with employee stock plans. Net income per common share has been adjusted for dividends on preferred stock of $3.0 million and $6.0 million for the three months and six months ended March 31, 1995, respectively.

Note 3. Stockholder Rights Agreement

    In April 1996, the Company exercised its option to redeem all of the rights to purchase one one-hundredth of a share of the Company's Series One Junior Participating Preferred Stock for the redemption price of $0.03 per right, in accordance with the Company's Stockholder Rights Agreement.
















                                    -6-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                         AND RESULTS OF OPERATIONS


BUSINESS ENVIRONMENT

    Baker Hughes has eight divisions that provide products and services to two industry segments worldwide: Oilfield and Process Equipment. Oilfield Operations generate approximately 88% of the Company's consolidated revenues; 84% of sales revenue and 97% of services and rentals revenue.

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

    Process Equipment Operations consist of three divisions that serve a broad range of process industries. These divisions provide filtration, sedimentation, centrifugation and flotation process equipment and systems for the separation of solids from liquids, and liquids from liquids. The business environment for Process Equipment Operations, which also includes Tracor Europa, a computer peripherals division, is significantly affected by worldwide economic conditions in the specific markets that they serve.

OPERATING ENVIRONMENT FOR OILFIELD OPERATIONS

    Historically, crude oil and natural gas prices and the number of rotary rigs operating have been prevalent factors in determining the level of worldwide exploration and production expenditures. However, the operating environment for the oilfield service industry has been changing over the past several years. While prices and rig count are still relevant as an indicator of expenditure activity, a number of new trends are emerging that are altering the oilfield service market place. One key trend is the concept of integrated solutions, which is to involve the oilfield service company in the planning, engineering and integrating of several products and services. Another trend is the application of new technologies aimed at reducing the finding costs for oil and gas.

    Crude oil and natural gas prices and the Baker Hughes rotary rig count are summarized in the tables below as quarterly averages followed by the Company's outlook. While reading the Company's outlook set forth below, caution is advised that the factors described above in Business Environment could negatively impact the Company's expectations for oil and gas prices and drilling activity.







                                    -7-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


Oil and Gas Prices                 Three Months Ended     Six Months Ended
                                         March 31,            March 31,
                                      1996      1995       1996      1995
    ----------------------------------------------------------------------
    WTI ($/Bbl)                      19.79     18.35      18.98     18.00
    U.S. Spot Natural Gas ($/mcf)     2.75      1.34       2.33      1.42

    Barring any significant change in OPEC policy, the Company expects crude oil to trade between $17 and $21/Bbl over the next twelve months while remaining susceptible to short-term price fluctuations as the growth in worldwide demand is met by increased production by non-OPEC producing countries. Uncertainty as to the impact of Iraqi oil exports contributes to the potential for volatility in crude oil prices. U.S. natural gas prices are expected to remain above $2.00/mcf in 1996 with demand for natural gas expected to grow 2% to 3% per year. The Company believes that higher natural gas prices and a tightening market would stimulate exploration and development drilling of natural gas.

Rotary Rig Count                   Three Months Ended     Six Months Ended
                                         March 31,            March 31,
                                      1996      1995       1996      1995
    ----------------------------------------------------------------------
    U.S. - Land                        607       607        633       663
    U.S. - Offshore                    102        98        104       101
    Canada                             339       325        283       308
                                     -----     -----      -----     -----
      North American                 1,048     1,030      1,020     1,072
                                     -----     -----      -----     -----
    Latin America                      282       266        277       260
    North Sea                           50        39         51        39
    Other Europe                        70        63         70        64
    Africa                              77        66         73        65
    Middle East                        131       128        132       122
    Asia Pacific                       167       187        169       188

                                     -----     -----      -----     -----
      International                    777       749        772       738
                                     -----     -----      -----     -----
    Worldwide                        1,825     1,779      1,792     1,810
                                     -----     -----      -----     -----
    U.S. Workover                    1,253     1,242      1,270     1,308
    ----------------------------------------------------------------------

North America

    In the U.S., the Company anticipates drilling activity to continue to strengthen and to be above prior year levels. This increase in drilling activity is expected to be led by offshore and gas-directed drilling being partially offset by a modest decline in oil-directed drilling. Canadian activity is expected to lag from 1995 levels for the remainder of 1996 as natural gas exports are bottlenecked.



                                    -8-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


International

    The Company is optimistic that most areas internationally will continue to post an increasing rig count for the remainder of 1996. The Company is forecasting increases in Latin America, the North Sea, West Africa and Asia Pacific while activity in the Middle East is forecasted to be flat.

RESULTS OF OPERATIONS

Revenues                             Three Months Ended
                                          March 31,           $        %
    (In millions)                      1996       1995     Change   Change
    -----------------------------------------------------------------------
    Oilfield Operations            $   655.6  $   570.2  $    85.4    15.0%
    Process Equipment Operations        89.2       82.4        6.8     8.3%
                                     -------    -------    -------
      Total Consolidated Revenues  $   744.8  $   652.6  $    92.2    14.1%
                                     =======    =======    =======

                                      Six Months Ended
                                          March 31,           $        %
    (In millions)                      1996       1995     Change   Change
    -----------------------------------------------------------------------
    Oilfield Operations            $ 1,267.8  $ 1,108.0  $   159.8    14.4%
    Process Equipment Operations       171.7      151.5       20.2    13.3%
                                     -------    -------    -------
      Total Consolidated Revenues  $ 1,439.5  $ 1,259.5  $   180.0    14.3%
                                     =======    =======    =======

    Sales revenue was up 11.8% and 12.3% for the three months and six months ended March 31, 1996, respectively. Service and rentals revenue was up 19.1% and 18.5% for the three months and six months ended March 31, 1996, respectively. Changes in the mix of the worldwide rig count had a significant impact on the revenue of the Company. Certain areas of the world, including offshore U.S., North Sea and West Africa, historically provide more revenue per rig because of the more difficult and complex drilling conditions. Conditions such as deep water, high pressure and sensitive environment require the premium products and services offered by the Company. Additionally, technological advances in the design and application of the Company's products and services allow oil and gas operators to reach and extract greater quantities of hydrocarbons from a single drilling rig or wellbore. For example, from a single offshore drilling rig, multiple wells can be drilled, completed and produced and, as such, the revenue generating capability of a single drilling rig increases. The Company enjoys ancillary benefits in situations like these because of the wide breadth of products and services offered by the Company. The Oilfield Operations' operating income for the three and six months ended March 31, 1996 were favorably impacted by these two important trends.

    Oilfield Operations was well positioned to take advantage of growth opportunities in a number of key geographic markets. In Latin America, revenue increased 15% for the quarter and 24% for the six months. The revenue improvement was driven by an increase in drilling activity in

                                    -9-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


Venezuela. Oilfield Operations saw revenue increases in the Gulf of Mexico as horizontal drilling remained strong. Revenue in Europe was up 27.1% for the quarter and 29.0% for the six months due in large part to growing integrated solutions business resulting in the larger percentage increase in service and rentals revenue. The successful introduction of new technology also made a significant contribution to the first and second quarter results. The new GT roller cone and Gold Series drill bits manufactured by Hughes Christensen division drove strong bit sales. Baker Hughes INTEQ continues to grow revenues with the new Navi Drill Ultra Series downhole motors, which is exceeding expectations in performance and market acceptance. Strong performance in these areas was partially offset by the continuing difficulties for the Company's customers in the former Soviet Union ("FSU") in obtaining project financing. Revenues in the FSU were $16.4 million in the first six months of 1996 compared to $32.8 million in the first six months of 1995.

    Process Equipment Operations' continues to benefit from the growth in the minerals processing industry, specifically copper, and the pulp and paper industry.

Operating Income                     Three Months Ended
                                          March 31,           $        %
    (In millions)                      1996       1995     Change   Change
    -----------------------------------------------------------------------
    Oilfield Operations            $   86.1   $   66.2   $   19.9     30.0%
    Process Equipment Operations        7.5        6.8         .7     10.3%
                                    -------    -------    -------
    Operating Income from
      Operations                   $   93.6   $   73.0   $   20.6     28.2%
                                    =======    =======    =======

                                      Six Months Ended
                                          March 31,           $        %
    (In millions)                      1996       1995     Change   Change
    -----------------------------------------------------------------------
    Oilfield Operations            $  160.6   $  122.5   $   38.1     31.1%
    Process Equipment Operations       13.2       10.5        2.7     25.7%
                                    -------    -------    -------
    Operating Income from
      Operations                   $  173.8   $  133.0   $   40.8     30.7%
                                    =======    =======    =======

    Consolidated operating income for the second quarter of 1996 increased 41.2% from the same quarter a year ago. Consolidated operating income increased 37.8% for the six months ended March 31, 1996 compared to the prior year. The increase results primarily from improved revenues and the impact of the Company's ongoing quality programs where, through various actions, increases in efficiency and productivity produce cost savings.

Cost and Expenses

    Operating expenses typically fluctuate within a narrow band as a percentage of consolidated revenues as the Company manages expenses both in

                                    -10-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


absolute terms and as a function of revenues.

    The total of cost of sales, cost of services and rentals, research and engineering and marketing and field service expenses as a percentage of total revenue remained relatively flat at 81.2% for the three months ended March 31, 1996 compared to 81.0% in the same period of the prior year. Individually, cost of sales, cost of services and rentals, research and engineering expense and marketing and field service expense increased for the quarter and six months in line with the revenue increase.

    General and administrative expenses, which are less sensitive to changes in revenue, decreased $8.6 million for the quarter and $4.7 million for the six months. The decrease for the quarter is due primarily to certain nonrecurring charges that occurred in the second quarter of 1995 including the settlement of certain litigation and foreign exchange losses. As it relates to the six months, the decrease in the second quarter of 1996 is offset by foreign exchange losses of $3.0 million in the first quarter of 1996 due primarily to the Venezuelan bolivar devaluation. Amortization of goodwill and intangibles has remained relatively flat as no significant acquisitions or dispositions were made.

Interest Expense

    Interest expense increased $1.1 million and $5.0 million for the three and six months ended March 31, 1996, respectively. The increases are attributable to the increased debt levels resulting from the repurchase of convertible preferred stock in June 1995 and higher working capital levels.

Net Income Per Share of Common Stock

    Net income is adjusted for dividends on preferred stock of $3.0 million and $6.0 million for the three and six months ended March 31, 1995, respectively. In June 1995, the Company repurchased all outstanding shares of its convertible preferred stock.

CAPITAL RESOURCES AND LIQUIDITY

Financing Activities

    Net cash inflows from financing activities were $28.5 million in the first six months of 1996 compared to $66.4 million in the first six months of 1995.

    Total debt outstanding at March 31, 1996 was $848.3 million, compared to $801.3 million at September 30, 1995. The debt to equity ratio was .540 at March 31, 1996, compared to .529 at September 30, 1995. The Company increased total debt to fund an increase in working capital and other investing needs.

    In June 1995, the Company repurchased all outstanding shares of its convertible preferred stock for $167.0 million. Existing cash on hand and borrowings from commercial paper and revolving credit facilities funded the repurchase. Cash dividends decreased in 1996 due to the repurchase.

                                    -11-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


At March 31, 1996, the Company had $595.3 million of credit facilities with commercial banks, of which $310.7 million is committed. These facilities are subject to normal banking terms and conditions and do not materially restrict the Company's activities.

Investing Activities

    Net cash outflows from investing activities were $40.2 million in the first six months of 1996 compared to $38.4 million in the first six months of 1995.

    Proceeds from the disposal of assets generated $46.1 million in the first six months of 1996 compared to $20.2 million in the first six months of 1995. Property additions increased to $86.3 million compared to $58.5 million in 1995. The increase is in line with the Company's objective of replacing capital to increase productivity and ensure that the necessary capacity is available to meet increased market demand.

    Likewise, the ratio of capital expenditures to depreciation has increased from 101.9% to 146.8%. The majority of the capital expenditures have been in Oilfield Operations where the largest single item is the expenditure for rental tools and equipment to supplement the rental fleet. Funds provided from operations and outstanding lines of credit are expected to be more than adequate to meet future capital expenditure requirements. The Company expects 1996 capital expenditures to be between $170.0 million and $190.0 million.

    In April 1996, Varco International, Inc. ("Varco") filed a registration statement covering the sale of 6.3 million shares of Varco common stock owned by the Company. At current price levels, the Company would expect to receive approximately $90 million in proceeds from the sale. The carrying value for accounting purposes in the shares is approximately $8.00 per share. The proceeds from the sale, if consummated, would be used to repay borrowings. The Company's investment in Varco is accounted for on the equity method.

Operating Activities

    Net cash inflows from operating activities were $21.5 million and $33.2 million in 1996 and 1995, respectively.

    The decrease of $11.7 million in 1996 was due primarily to the build up of working capital in Oilfield Operations to support increased activity, in particular the increase in Latin America and Europe. These uses of cash were offset by an increase in net income adjusted for noncash items.

OTHER MATTERS

    In May 1995, President Clinton signed an Executive Order prohibiting virtually all transactions between the U.S. and Iran, and in September 1995, the U.S. Department of Treasury issued implementing regulations. The Order and regulations generally do not reach to the activities of non-U.S. subsidiaries. At March 31, 1996, the Company, through its non-U.S.

                                    -12-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


subsidiaries, had receivables from the National Iranian Oil Company ("NIOC") in an amount equal to less than one percent of stockholders' equity. These receivables are currently being paid pursuant to an agreement with the NIOC. It is not possible to predict with any accuracy how the current state of U.S.-Iran relations will impact the Company's ability to collect these receivables. Sales to Iran in the three and six months ended March 31, 1996 and 1995 were not significant.

    In April 1996, the Company consummated an agreement with Tuboscope Vetco International Corporation ("Tuboscope") which exchanged the 100,000 shares of Tuboscope Series A Convertible Preferred Stock held by the Company since October 1991, for 1.5 million shares of Tuboscope common stock and a warrant to purchase up to 1.25 million shares of Tuboscope common stock. The warrants will have an exercise price of $10.00 per share and expire on December 31, 2000.

ACCOUNTING STANDARDS

Impairment of Long-Lived Assets

    In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which is effective for the Company on October 1, 1996. The statement sets forth guidance as to when to recognize an impairment of long-lived assets, including goodwill, and how to measure such an impairment. The methodology set forth in SFAS No. 121 is not significantly different from the Company's current policy and, therefore, the Company does not expect the adoption of SFAS No. 121, as it relates to impairment, to have a significant impact on the consolidated financial statements.

    SFAS No. 121 also addresses the accounting for long-lived assets to be disposed of. The Company estimates the impact of the adoption of this aspect of SFAS No. 121 as of October 1, 1996 will be a charge to income between $10.0 million and $13.0 million, net of tax, to be recorded in the first quarter of 1997 as the cumulative effect of the change in accounting.

Stock Based Compensation

    In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which is effective for the Company on October 1, 1996. SFAS No. 123 permits, but does not require, a fair value based method of accounting for employee stock option plans which results in compensation expense being recognized in the results of operations when stock options are granted. The Company plans to continue the use of its current intrinsic value based method of accounting for such plans where no compensation expense is recognized. However, as required by SFAS No. 123, the Company will provide pro forma disclosure of net income and earnings per share in the notes to the consolidated financial statements as if the fair value based method of accounting had been applied.




                                    -13-
                         PART II. OTHER INFORMATION


Item 1. Legal Proceedings

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

















































                                    -14-
                   PART II. OTHER INFORMATION CONTINUED


Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         None.

    (b)  Reports on Form 8-K:

         A report on Form 8-K was filed with the Commission on April 25, 1996, reporting that the Company exercised its option to redeem all of the rights to purchase one one-hundredth of a share of Baker Hughes Series One Junior Participating Preferred Stock for the redemption price of $0.03 per Right, in accordance with the Company's Stockholder Rights Agreement.











































                                    -15-
                                SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       BAKER HUGHES INCORPORATED
                                             (Registrant)




Date:  May 13, 1996                    By  /s/LAWRENCE O'DONNELL, III
                                       ------------------------------------
                                           Vice President, General Counsel
                                             and Corporate Secretary




Date:  May 13, 1996                    By  /s/JAMES E. BRAUN
                                       ------------------------------------
                                           Controller































                                    -16-