Form 10-Q
period 1996-06-30
BAKER HUGHES INC
filed 1996-08-14
CIK 808362

- ---------------------------------------------------------------------------



                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          -----------------------------

               X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934


                          -----------------------------

                          Commission file number 1-9397

                          -----------------------------

                            BAKER HUGHES INCORPORATED
             (Exact name of registrant as specified in its charter)


             Delaware                                        76-0207995
(State or other jurisdiction                               (IRS Employer
 of incorporation or organization)                      Identification No.)
 3900 Essex Lane, Houston, Texas                               77027
(Address of principal executive offices)                     (Zip code)

    Registrant's telephone number, including area code:  (713) 439-8600

                          -----------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                           Outstanding at August 2, 1996
              -----                           -----------------------------

Common Stock, $1.00 par value per share              144,545,600 shares



- ---------------------------------------------------------------------------

                            BAKER HUGHES INCORPORATED




                                      INDEX


                                                                       Page
                                                                        No.
                                                                       ----
Part I - Financial Information:


    Consolidated Condensed Statements of Operations - Three Months
         and Nine Months Ended June 30, 1996 and 1995                    2

    Consolidated Condensed Statements of Financial Position
         - June 30, 1996 and September 30, 1995                          3

    Consolidated Condensed Statements of Cash Flows - Nine Months
         Ended June 30, 1996 and 1995                                    5

    Notes to Consolidated Condensed Financial Statements                 6

    Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                           9


Part II - Other Information                                             18





























                                     -1-
                       PART I.  FINANCIAL INFORMATION
                         BAKER HUGHES INCORPORATED
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)

                                 Three Months Ended     Nine Months Ended
                                      June 30,              June 30,
                                   1996       1995       1996       1995
REVENUES:                       --------------------  --------------------
   Sales                       $  522,025 $  459,216 $1,487,256 $1,318,425
   Services and rentals           243,827    209,188    718,115    609,505
                                ---------  ---------  ---------  ---------
       Total revenues             765,852    668,404  2,205,371  1,927,930
                                ---------  ---------  ---------  ---------
COSTS AND EXPENSES:
   Cost of sales                  298,352    271,958    858,616    772,307
   Cost of services and rentals   120,304    100,425    364,914    295,364
   Research and engineering        21,858     20,855     64,472     61,702
   Marketing and field service    178,922    150,671    504,299    444,752
   General and administrative      48,472     49,934    145,415    151,538
   Amortization of goodwill
     and other intangibles          7,371      7,149     22,218     22,489
   Unusual charge                  39,611                39,611
                                ---------  ---------  ---------  ---------
       Total costs and expenses   714,890    600,992  1,999,545  1,748,152
                                ---------  ---------  ---------  ---------
Operating income                   50,962     67,412    205,826    179,778
Gain on sale of Varco stock        44,295                44,295
Interest expense                  (13,077)   (13,791)   (43,305)   (38,971)
Interest income                       880      1,546      2,665      3,621
                                ---------  ---------  ---------  ---------
Income before income taxes         83,060     55,167    209,481    144,428
Income taxes                      (36,187)   (22,925)   (88,651)   (59,955)
                                ---------  ---------  ---------  ---------
Income before cumulative
  effect of accounting change      46,873     32,242    120,830     84,473

Cumulative effect of accounting
  change - Postemployment
  benefits (net of $7,861
  income tax benefit)                                              (14,598)
                                ---------  ---------  ---------  ---------
Net income                     $   46,873 $   32,242 $  120,830 $   69,875
                                =========  =========  =========  =========
Per share of Common Stock:
   Income before cumulative
     effect of accounting
     change                    $      .33 $      .09 $      .85 $      .42
   Cumulative effect of
     accounting change                                                (.10)
                                ---------  ---------  ---------  ---------
   Net income                  $      .33 $      .09 $      .85 $      .32
                                =========  =========  =========  =========
Cash dividends per share of
  common stock                 $     .115 $     .115 $     .345 $     .345
                                =========  =========  =========  =========

   See accompanying notes to consolidated condensed financial statements.

                                    -2-
                         BAKER HUGHES INCORPORATED
          CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                              (In thousands)


                                  ASSETS

                                                   June 30,   September 30,
                                                     1996          1995
                                                  ----------    ----------
CURRENT ASSETS:
    Cash and cash equivalents                    $     6,662   $     6,817
                                                  ----------    ----------
    Receivables - net                                795,911       709,588
                                                  ----------    ----------
    Inventories:
         Finished goods                              665,627       595,417
         Work in process                              77,795        61,622
         Raw materials                                63,032        70,743
                                                  ----------    ----------
              Total inventories                      806,454       727,782
                                                  ----------    ----------
    Deferred income taxes                             89,008        92,550
                                                  ----------    ----------
    Other current assets                              37,274        28,078
                                                  ----------    ----------
              Total current assets                 1,735,309     1,564,815
                                                  ----------    ----------
PROPERTY - NET                                       586,821       575,059
                                                  ----------    ----------
OTHER ASSETS:
    Investments                                       52,829        92,474
    Property held for disposal                        49,924        58,544
    Other assets                                      98,799       103,321
    Excess costs arising from acquisitions - net     758,026       772,378
                                                  ----------    ----------
              Total other assets                     959,578     1,026,717
                                                  ----------    ----------
                   Total                         $ 3,281,708   $ 3,166,591
                                                  ==========    ==========

   See accompanying notes to consolidated condensed financial statements.

















                                    -3-
                         BAKER HUGHES INCORPORATED
          CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                              (In thousands)


                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  June 30,    September 30,
                                                    1996          1995
                                                 ----------    ----------
CURRENT LIABILITIES:
    Accounts payable                            $   289,199   $   304,689
    Short-term borrowings and current portion
         of long-term debt                            1,289         2,898
    Accrued employee compensation and benefits      154,496       133,135
    Income taxes                                     64,254        28,445
    Taxes other than income                          24,649        25,176
    Accrued insurance                                27,835        27,475
    Accrued interest                                 13,405        11,978
    Other accrued liabilities                        50,961        46,335
                                                 ----------    ----------
              Total current liabilities             626,088       580,131
                                                 ----------    ----------
LONG-TERM DEBT                                      738,135       798,352
                                                 ----------    ----------
DEFERRED INCOME TAXES                               144,700       118,350
                                                 ----------    ----------
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS          98,188        97,187
                                                 ----------    ----------
OTHER LONG-TERM LIABILITIES                          50,555        58,965
                                                 ----------    ----------
STOCKHOLDERS' EQUITY:
    Common stock                                    144,018       142,237
    Capital in excess of par value                1,378,297     1,342,317
    Retained earnings                               211,671       140,106
    Cumulative foreign currency translation
         adjustment                                (118,869)     (107,689)
    Unrealized gain(loss) on securities
         available for sale                           8,925        (3,365)
                                                 ----------    ----------
              Total stockholders' equity          1,624,042     1,513,606
                                                 ----------    ----------
                   Total                        $ 3,281,708   $ 3,166,591
                                                 ==========    ==========

   See accompanying notes to consolidated condensed financial statements.













                                    -4-
                         BAKER HUGHES INCORPORATED
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                                      Nine Months Ended
                                                          June 30,
                                                     1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:              --------       --------
Net income                                        $ 120,830      $  69,875
Adjustments to reconcile net income to net cash
    flows from operating activities:
    Depreciation and amortization of:
        Property                                     87,436         86,796
        Other assets and debt discount               30,184         30,323
    Deferred tax provision                           22,441         28,406
    Noncash portion of unusual charge                25,269
    Gain on sale of Varco stock                     (44,295)
    Gain on disposal of assets                         (856)        (2,233)
    Foreign currency translation loss - net           7,801          2,346
    Cumulative effect of accounting change                          14,598
    Change in receivables                           (85,242)       (53,955)
    Change in inventories                           (75,743)       (53,917)
    Change in accounts payable                      (20,354)        (3,994)
    Changes in other assets and liabilities          47,679        (44,808)
                                                   --------       --------
Net cash flows from operating activities            115,150         73,437
                                                   --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions                             (131,596)       (96,629)
    Proceeds from sale of Varco stock                95,476
    Proceeds from disposal of assets                 33,634         22,206
    Acquisition of businesses, net of cash acquired (32,681)
                                                   --------       --------
Net cash flows from investing activities            (35,167)       (74,423)
                                                   --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings from commercial paper and
        revolving credit facilities                  43,394         74,827
    Repayment of indebtedness                      (108,401)
    Proceeds from exercised debenture purchase
        warrants                                                    93,000
    Repurchase of preferred stock                                 (167,000)
    Proceeds from exercise of stock options
        and stock purchase grants                    33,239          3,580
    Dividends                                       (49,265)       (57,669)
                                                   --------       --------
Net cash flows from financing activities            (81,033)       (53,262)
                                                   --------       --------
Effect of exchange rate changes on cash                 895           (982)
                                                   --------       --------
Decrease in cash and cash equivalents                  (155)       (55,230)
Cash and cash equivalents, beginning of period        6,817         69,179
                                                   --------       --------
Cash and cash equivalents, end of period          $   6,662      $  13,949
                                                   ========       ========
Income taxes paid                                 $  29,859      $  44,535
Interest paid                                     $  36,255      $  26,110

    See accompanying notes to consolidated condensed financial statements.

                                    -5-
                         BAKER HUGHES INCORPORATED

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1. General
- ---------------

    In the opinion of the Company, the unaudited consolidated condensed financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the Company's consolidated financial position as of June 30, 1996, and its consolidated results of operations and cash flows for each of the three and nine month periods ended June 30, 1996 and 1995. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (See the Company's Annual Report on Form 10-K for the year ended September 30, 1995 for the most recent annual financial statements prepared in accordance with generally accepted accounting principles). The results of operations for the three and nine months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

Note 2. Income Per Common Share
- -------------------------------

    Net income per common share is based on the weighted average number of shares outstanding during the respective periods and excludes the negligible dilutive effect of shares issuable in connection with employee stock, stock option and similar plans. During the quarter ended June 30, 1995, the Company repurchased four million shares of its convertible preferred stock for $167.0 million. The estimated fair market value of the shares of convertible preferred stock was $149.4 million at the date of issuance. The repurchase price in excess of this amount, $17.6 million, has been deducted from net income in arriving at net income per share of common stock.

   The following table presents information necessary to calculate income per common share for the periods indicated:

                                    Three Months Ended   Nine Months Ended
                                         June 30,             June 30,
    (In thousands)                    1996      1995       1996      1995
    ----------------------------------------------------------------------
    Net Income                    $ 46,873  $ 32,242   $120,830  $ 69,875
    Less:  Preferred stock
             dividends                        (2,000)              (8,000)
           Effect of preferred
             stock repurchase                (17,600)             (17,600)
                                   -------   -------    -------   -------
    Net Income Applicable to
      Common Stock                $ 46,873  $ 12,642   $120,830  $ 44,275
                                   =======   =======    =======   =======
    Weighted Average Shares
      Outstanding                  143,704   141,163    142,880   141,057
                                   =======   =======    =======   =======

                                    -6-
                         BAKER HUGHES INCORPORATED

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


Note 3. Acquisitions
- --------------------

    The acquisitions discussed below have been accounted for using the purchase method of accounting and accordingly, the costs of the acquisitions have been allocated to assets acquired and liabilities assumed based on their estimated fair market values at the dates of acquisition. The operating results are included in the consolidated statements of operations from the respective acquisition dates.

    In April 1996, the Company purchased the assets and stock of a business operating as Vortoil Separation Systems, and certain related oil/water separation technology, for $18.8 million. In June 1996, the Company purchased the stock of KTM Process Equipment, Inc., a centrifuge company, for $14.1 million.

    These acquisitions are now a part of Baker Hughes Process Equipment Company. Pro forma results reflecting these two acquisitions have not been presented as the pro forma revenue, net income and earnings per share would not be materially different from the Company's actual results.


Note 4. Investments
- -------------------

    In April 1996, the Company exchanged the 100,000 shares of Tuboscope Vetco International Corporation ("Tuboscope") Series A convertible preferred stock held by the Company since October 1991, for 1.5 million shares of Tuboscope common stock and a warrant to purchase 1.25 million shares of Tuboscope common stock. The warrants are exercisable at $10.00 per share and expire on December 31, 2000.

    In May 1996, the Company sold 6.3 million shares of Varco International, Inc. ("Varco") common stock at a price of $15.875 per share. The Company received net proceeds of $95.5 million and recognized a pretax gain of $44.3 million. The Company's investment in Varco was accounted for using the equity method. Equity income included in the Consolidated Condensed Statements of Operations for the nine months ended June 30, 1996 and 1995 was $1.8 million and $2.4 million, respectively.















                                    -7-
                         BAKER HUGHES INCORPORATED

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


Note 5. Unusual Charge
- ----------------------

    During the quarter ended June 30, 1996, the Company recognized a $39.6 million unusual charge consisting of the following:

    (In thousands)
    -------------------------------------------------------------------
    Patent write-off                                           $  8,481
    Impairment of joint venture                                   5,000
    Restructurings:
      Severance under existing benefit arrangements               7,145
      Relocation of people and equipment                          2,332
      Abandoned leases                                            2,765
      Inventory write-down                                        1,500
      Write-down of assets to net realizable value               10,388
    Other                                                         2,000
                                                                 ------
    Unusual charge                                             $ 39,611
                                                                 ======

    The Company has certain oilfield operations patents which no longer protect commercially significant technology resulting in the write-off of $8.5 million. A $5.0 million impairment of a Latin America joint venture was recorded due to changing market conditions in the region in which it operates. The Company recorded a $24.1 million restructuring charge including the downsizing of Baker Hughes INTEQ's Singapore and Paris operations, a reorganization of Baker Hughes Process Equipment Company's Italian operations and the consolidation of certain Baker Oil Tools manufacturing operations.


Note 6. Indebtedness/Financial Instruments
- ------------------------------------------

    The Company used $108.4 million of cash to repay the 4.125% Swiss Franc Bonds ("SFr Bonds") which matured in June 1996. The SFr Bonds were hedged through a foreign currency swap agreement and a foreign currency option, both of which expired in June 1996.


Note 7. Stockholder Rights Agreement
- ------------------------------------

    In April 1996, the Company exercised its option to redeem all of the rights to purchase one one-hundredth of a share of the Company's Series One Junior Participating Preferred Stock for the redemption price of $0.03 per right, in accordance with the Company's Stockholder Rights Agreement. The third quarter cash distribution of $.115 per share of common stock includes the redemption price.




                                    -8-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                         AND RESULTS OF OPERATIONS


BUSINESS ENVIRONMENT
- --------------------

    Baker Hughes has eight divisions that provide products and services to two industry segments worldwide: Oilfield and Process Equipment. Oilfield Operations generate approximately 87% of the Company's consolidated revenues; 83% of sales revenue and 97% of services and rentals revenue.

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

    Process Equipment Operations consist of three divisions that serve a broad range of process industries. These divisions provide filtration, sedimentation, centrifugation and flotation process equipment and systems for the separation of solids from liquids, and liquids from liquids. The business environment for Process Equipment Operations, which also includes Tracor Europa, a computer peripherals division, is significantly affected by worldwide economic conditions in the specific markets that they serve, which include, among others, waste water, minerals processing, oil and gas, and pulp and paper.


ACQUISITIONS
- ------------

    In April 1996, the Company purchased the assets and stock of a business operating as Vortoil Separation Systems, and certain related oil/water separation technology (collectively, "Vortoil"), for $18.8 million. In June 1996, the Company purchased the stock of KTM Process Equipment, Inc.("Ketema"), a centrifuge company, for $14.1 million. These acquisitions are now a part of Baker Hughes Process Equipment Company, and were funded with borrowings from the Company's credit facilities. Combined annual revenues, based on their most recent fiscal year, for Vortoil and Ketema were $35.6 million.











                                    -9-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


OPERATING ENVIRONMENT FOR OILFIELD OPERATIONS
- ---------------------------------------------

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

    While reading the Company's outlook set forth below, caution is advised that the factors described above in "Business Environment" could negatively impact the Company's expectations for oil and gas prices, drilling activity, future operating results and capital expenditures.

Oil and Gas Prices                  Three Months Ended   Nine Months Ended
                                         June 30,             June 30,
                                      1996      1995       1996      1995
    ----------------------------------------------------------------------
    WTI ($/Bbl)                      21.76     19.31      19.90     18.43
    U.S. Spot Natural Gas ($/mcf)     2.17      1.44       2.28      1.42

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













                                    -10-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


Rotary Rig Count                    Three Months Ended   Nine Months Ended
                                         June 30,             June 30,
                                      1996      1995       1996      1995
    ----------------------------------------------------------------------
    U.S. - Land                        646       581        637       636
    U.S. - Offshore                    113        96        107        99
    Canada                             157       152        241       255
                                     -----     -----      -----     -----
      North American                   916       829        985       990
                                     -----     -----      -----     -----
    Latin America                      286       269        280       263
    North Sea                           56        43         53        40
    Other Europe                        68        66         69        65
    Africa                              76        63         74        64
    Middle East                        138       131        136       126
    Asia Pacific                       172       188        171       188
                                     -----     -----      -----     -----
      International                    796       760        783       746
                                     -----     -----      -----     -----
    Worldwide                        1,712     1,589      1,768     1,736
                                     -----     -----      -----     -----
    U.S. Workover                    1,332     1,310      1,290     1,308
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


International

    The Company is optimistic that most areas internationally will continue to post an increasing rig count for the remainder of 1996. The Company is forecasting increases in Latin America, the North Sea and West Africa.














                                    -11-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


RESULTS OF OPERATIONS
- ---------------------

Revenues                             Three Months Ended
                                          June 30,            $        %
    (In millions)                      1996       1995     Change   Change
    -----------------------------------------------------------------------
    Oilfield Operations            $   665.2  $   574.5  $    90.7    15.8%
    Process Equipment Operations       100.7       93.9        6.8     7.2%
                                     -------    -------    -------
      Total Consolidated Revenues  $   765.9  $   668.4  $    97.5    14.6%
                                     =======    =======    =======

                                      Nine Months Ended
                                          June 30,            $        %
    (In millions)                      1996       1995     Change   Change
    -----------------------------------------------------------------------
    Oilfield Operations            $ 1,933.0  $ 1,682.5  $   250.5    14.9%
    Process Equipment Operations       272.4      245.4       27.0    11.0%
                                     -------    -------    -------
      Total Consolidated Revenues  $ 2,205.4  $ 1,927.9  $   277.5    14.4%
                                     =======    =======    =======

    Sales revenue was up 13.7% and 12.8% for the three months and nine months ended June 30, 1996, respectively. Service and rentals revenue was up 16.6% and 17.8% for the three months and nine months ended June 30, 1996, respectively. Changes in the mix of the worldwide rig count had a significant impact on the revenue of the Company. Certain areas of the world, including offshore U.S., North Sea and West Africa, historically provide more revenue per rig because of the more difficult and complex drilling conditions. Conditions such as deep water, high pressure, high temperature and sensitive environment require the premium products and services offered by the Company. Additionally, technological advances in the design and application of the Company's products and services allow oil and gas operators to reach and extract greater quantities of hydrocarbons from a single drilling rig or wellbore. For example, from a single offshore drilling rig, multiple wells can be drilled, completed and produced and, as such, the revenue generating capability of a single drilling rig increases. The Company enjoys ancillary benefits in situations like these because of the wide breadth of products and services offered by the Company. The Oilfield Operations' results for the three and nine months ended June 30, 1996 were favorably impacted by these two important trends.

    Oilfield Operations was well positioned to take advantage of growth opportunities in a number of key geographic markets. In Africa, revenue increased 30.3% for the quarter and 27.9% for the nine months. The revenue improvement was driven by an increase in drilling activity in Nigeria. Oilfield Operations saw revenue increases in the Gulf of Mexico as horizontal drilling remained strong. Revenue in Europe was up 28.8% for the quarter and the nine months due in large part to growing integrated solutions business in the North Sea resulting in the larger percentage increase in service and rentals revenue. The successful introduction of

                                    -12-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


new technology also made a significant contribution to the current quarter and year-to-date results. During the quarter, Hughes Christensen introduced the new STARTM line of drill bits for slimhole and re-entry drilling. The new GT roller cone and Gold Series drill bits also manufactured by Hughes Christensen drove strong bit sales. Baker Hughes INTEQ continues to grow revenues with the new Navi Drill Ultra Series downhole motors, which is exceeding expectations in performance and market acceptance.

    Process Equipment Operations' revenue increase for the quarter is attributable to the additional revenue of $8.4 million from the Vortoil and Ketema acquisitions.

Operating Income

    During the June 1996 quarter, the Company recorded an unusual charge of $39.6 million (see discussion below); $30.9 million was recorded by Oilfield Operations, $3.7 million was recorded by Process Equipment Operations and $5.0 million was recorded at the Corporate level. The operating income information presented below includes these unusual charges.

                                             Three Months Ended
                                                   June 30,            $
    (In millions)                              1996       1995     Change
    ----------------------------------------------------------------------
    Oilfield Operations                     $   59.9   $   69.4   $   (9.5)
    Process Equipment Operations                 4.7        9.1       (4.4)
    Corporate and Other                        (13.6)     (11.1)      (2.5)
                                             -------    -------    -------
    Total Operating Income                  $   51.0   $   67.4   $  (16.4)
                                             =======    =======    =======

                                              Nine Months Ended
                                                   June 30,            $
    (In millions)                              1996       1995     Change
    ----------------------------------------------------------------------
    Oilfield Operations                     $  220.2   $  191.9   $   28.3
    Process Equipment Operations                17.9       19.6       (1.7)
    Corporate and Other                        (32.3)     (31.7)       (.6)
                                             -------    -------    -------
    Total Operating Income                  $  205.8   $  179.8   $   26.0
                                             =======    =======    =======

    Consolidated operating income, excluding the unusual charge, increased 34.4% and 36.5% for the three and nine months ended June 30, 1996, respectively. Consolidated operating margin, excluding the unusual charge, for the quarter ended June 30, 1996 was 11.8% compared to 10.1% in the same quarter a year ago; and for the nine months ended June 30, 1996 was 11.1% compared to 9.3% in the prior year The increases result primarily from improved revenues, particularly the increases in U.S. offshore, North Sea



                                    -13-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


and African markets, and the impact of the Company's ongoing quality programs where, through various actions, increases in efficiency and productivity produce cost savings.

Cost and Expenses

    Operating expenses typically fluctuate within a narrow band as a percentage of consolidated revenues as the Company manages expenses both in absolute terms and as a function of revenues.

    The total of cost of sales, cost of services and rentals, research and engineering and marketing and field service expenses as a percentage of total revenue was down slightly at 80.9% for the three months ended June 30, 1996 compared to 81.4% in the same period of the prior year. Individually, cost of sales, cost of services and rentals, research and engineering expense and marketing and field service expense increased for the quarter and nine months in line with the revenue increase.

    General and administrative expenses, which are less sensitive to changes in revenue, decreased $1.5 million for the quarter and $6.1 million for the nine months. The decrease for the quarter is due primarily to non-recurring insurance and legal expenses incurred in the third quarter of 1995, partially offset by $2.7 million of foreign exchange losses incurred in the third quarter of 1996 primarily due to the currency devaluation in Venezuela. As it relates to the nine months, the decrease is due to a litigation settlement made in the second quarter of 1995 in addition to the third quarter decrease explained above. Amortization of goodwill and intangibles has increased slightly for the quarter due to the recent acquisitions of Vortoil and Ketema.

Unusual Charge

    During the quarter ended June 30, 1996, the Company recorded an unusual charge of $39.6 million. The charge consisted primarily of the write-off of $8.5 million of Oilfield Operations patents that no longer protected commercially significant technology, a $5.0 million impairment of a Latin America joint venture due to changing market conditions in the region in which it operates and restructuring charges totaling $24.1 million. The restructuring charges include the downsizing of Baker Hughes INTEQ's Singapore and Paris operations, a reorganization of Baker Hughes Process Equipment Company's Italian operations and the consolidation of certain Baker Oil Tools manufacturing operations. Noncash provisions of the charge totaled $25.3 million and consist primarily of the write-down of assets to net realizable value. The remaining $14.3 million of the charge represents future cash expenditures related to severance under existing benefit arrangements, the relocation of people and equipment and abandoned leases. The Company spent $1.4 million of the cash during the third quarter and expects to spend substantially all of the remaining $12.9 million by the end of 1997. Such expenditures relate to specific plans and clearly defined actions and will be funded from operations and available credit facilities. The actions taken are expected to favorably impact future operating results and liquidity as the reduction of headcount and the


                                    -14-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


downsizing of operations will reduce future operating costs without significantly impacting the pricing of the products and services and market share. Annual cost savings are expected to be between $7.0 million and $9.0 million.

Sale of Varco Stock

    In May 1996, the Company sold 6.3 million shares of Varco
International, Inc. ("Varco") common stock resulting in a pretax gain of $44.3 million. The Company received net proceeds of $95.5 million.

Interest Expense

    Interest expense decreased $.7 million for the three months ended June 30, 1996. Interest expense increased $4.3 million for the nine months ended June 30, 1996. The decrease for the current quarter is due to the repayment of the 4.125% Swiss Franc Bonds ("SFr Bonds") which matured in June 1996. The year-to-date increase is attributable to higher debt levels through June 1996 resulting from the repurchase of convertible preferred stock in June 1995 and higher working capital levels.

Income Taxes

    The effective income tax rate in the 1996 periods is up slightly due to the impact of the unusual charge where certain components of the charge did not produce a tax benefit.

Net Income Per Share of Common Stock

    In June 1995, the Company repurchased all outstanding shares of its convertible preferred stock for $167.0 million. The fair market value of the preferred stock was $149.4 million on its date of issuance. The repurchase price in excess of this amount, $17.6 million, is deducted from net income in arriving at net income per share of common stock for the three and nine months ended June 30, 1995. In addition, net income is adjusted for dividends on preferred stock of $2.0 million and $8.0 million for the three and nine months ended June 30, 1995, respectively.

CAPITAL RESOURCES AND LIQUIDITY
- -------------------------------

Financing Activities

    Net cash outflows from financing activities were $81.0 million in the first nine months of 1996 compared to $53.3 million in the first nine months of 1995.

    Total debt outstanding at June 30, 1996 was $739.4 million, compared to $801.3 million at September 30, 1995. The debt to equity ratio was .455 at June 30, 1996, compared to .529 at September 30, 1995.




                                    -15-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


    The Company used $108.4 million of cash to repay the SFr Bonds which matured in June 1996.

    In June 1995, the Company repurchased all outstanding shares of its convertible preferred stock for $167.0 million. Existing cash on hand and borrowings from commercial paper and revolving credit facilities funded the repurchase. Total cash dividends decreased in 1996 due to the repurchase.

    At June 30, 1996, the Company had $594.9 million of credit facilities with commercial banks, of which $303.0 million is committed. These facilities are subject to normal banking terms and conditions and do not materially restrict the Company's activities.

Investing Activities

    Net cash outflows from investing activities were $35.2 million in the first nine months of 1996 compared to $74.4 million in the first nine months of 1995.

    Proceeds from the disposal of assets generated $33.6 million in the first nine months of 1996 compared to $22.2 million in the first nine months of 1995. Property additions increased to $131.6 million compared to $96.6 million in 1995. The increase is in line with the Company's objective of replacing capital to increase productivity and ensure that the necessary capacity is available to meet increased market demand.

    Likewise, the ratio of capital expenditures to depreciation has increased from 111.3% to 150.5%. The majority of the capital expenditures have been in Oilfield Operations where the largest single item is the expenditure for rental tools and equipment to supplement the rental fleet. Funds provided from operations and outstanding lines of credit are expected to be more than adequate to meet future capital expenditure requirements. The Company expects 1996 capital expenditures to be between $170.0 million and $190.0 million.

    In May 1996, the Company sold 6.3 million shares of Varco common stock at a price of $15.875 per share. The Company received net proceeds of $95.5 million and recognized a pretax gain of $44.3 million. The Company's investment in Varco was accounted for using the equity method. Equity income included in the Consolidated Condensed Statements of Operations for the nine months ended June 30, 1996 and 1995 was $1.8 million and $2.4 million, respectively.

    Baker Hughes Process Equipment Company completed two acquisitions in the third quarter of 1996. Vortoil, which includes oil/water separation technology, was acquired for $18.8 million. Ketema, a centrifuge company, was purchased for $14.1 million.

Operating Activities

    Net cash inflows from operating activities were $115.2 million and $73.4 million in 1996 and 1995, respectively.


                                    -16-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


    The increase of $41.8 million in 1996 was due primarily to an increase in net income adjusted for noncash items and increases in certain accrued liabilities and income taxes offset by the build up of working capital in Oilfield Operations to support increased activity, in particular the increase in Latin America, Africa and Europe.

ACCOUNTING STANDARDS
- --------------------

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

    SFAS No. 121 also addresses the accounting for long-lived assets to be disposed of and requires these assets to be carried at the lower of cost or fair market value, rather than the lower of cost or net realizable value, the Company's current accounting policy. The Company estimates the impact of the adoption of this aspect of SFAS No. 121 as of October 1, 1996 will be a charge to income between $10.0 million and $13.0 million, net of tax, to be recorded in the first quarter of 1997 as the cumulative effect of the change in accounting.

Stock Based Compensation

    In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which is effective for the Company on October 1, 1996. SFAS No. 123 permits, but does not require, a fair value based method of accounting for employee stock option plans which results in compensation expense being recognized in the results of operations when stock options are granted. The Company plans to continue the use of its current intrinsic value based method of accounting for such plans where no compensation expense is recognized. However, as required by SFAS No. 123, the Company will provide pro forma disclosure of net income and earnings per share, if significantly different from amounts as reported, in the notes to the consolidated financial statements as if the fair value based method of accounting had been applied.









                                    -17-
                         PART II. OTHER INFORMATION


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



































                                    -18-
                                SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       BAKER HUGHES INCORPORATED
                                             (Registrant)




Date:  August 13, 1996                 By  /s/LAWRENCE O'DONNELL, III
                                           --------------------------------
                                           Vice President, General Counsel
                                             and Corporate Secretary




Date:  August 13, 1996                 By  /s/JAMES E. BRAUN
                                           --------------------------------
                                           Controller































                                    -19-