Form 10-K405
period 1996-09-30
BAKER HUGHES INC
filed 1996-12-10
CIK 808362

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

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

    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)
                                                     77027-5177
    3900 ESSEX LANE, HOUSTON, TEXAS                  (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

                               ----------------

  At December 4, 1996, the registrant had outstanding 145,149,834 shares of Common Stock, $1 par value. The aggregate market value of the Common Stock on such date (based on the closing price on the New York Stock Exchange) held by nonaffiliates was approximately $5,255,879,585.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of Registrant's Annual Report to Stockholders for 1996 are incorporated by reference into Parts I and II.

  Portions of Registrant's 1996 Proxy Statement for the Annual Meeting of Stockholders to be held January 22, 1997 are incorporated by reference into
Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I


ITEM 1. BUSINESS

          The Company operates in two industry segments, oilfield products and services and process products and services. In addition to these industry segments, the Company manufactures and sells other products and provides services to industries not related to either the petroleum or process industries. Certain of the Company's operations are conducted through joint ventures, partnerships or alliances.

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

          For additional industry segment information for each of the three years in the three-year period ended September 30, 1996, see Note 9 of Notes to Consolidated Financial Statements which Notes are incorporated herein by reference in Part II, Item 8 hereof ("Notes to Consolidated Financial Statements").


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

          The Company believes that it is a leading supplier of directional and horizontal drilling services, downhole motors, coring services, subsurface surveying and measurement-while-drilling services to the oil and gas industry. The Company's specialized positive displacement downhole motors help operators to steer wells into pay zones for conventional directional drilling and short, medium and long-radius horizontal drilling. A full range of measurement-while-drilling systems provided by the Company use mud-pulse telemetry to deliver real-time downhole information on the drilling process and the reservoir. The systems are available for every application, from directional-only service through wireline-replacement real-time logging. Through the well engineering and planning process, the Company provides integrated solutions to customers who desire a long-term partnering relationship and a total systems approach. This approach can encompass virtually all of the Company's oilfield products and services. With regard to these products and services, the Company competes principally with Halliburton, Sperry-Sun, a subsidiary of Dresser, and Anadrill, a subsidiary of Schlumberger Ltd. ("Schlumberger").

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

          Packers, a major product of the Company, are used to seal the space between the production tubing and the casing to protect the casing from reservoir pressures and corrosive formation fluids and also to maintain the separation of productive zones. The Company believes that it is the leading worldwide producer of packers, and that its principal competitors for sale of packers are Dresser Oil Tools, an operating unit of Dresser, and Halliburton Energy Services, an operating unit of Halliburton.

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

          Other completion, remedial and production products and services provided by the Company include specialty chemicals used by the production segments of the petroleum industry, as well as industrial chemicals used in refining, waste water treatment, mineral handling and cooling and boiler water processes; control systems for surface and subsurface safety valves and surface flow lines; and flow regulators and packers used in secondary recovery waterflood projects. The Company offers gravel packing, a specialized service that prevents sand from entering the well bore and reducing productivity, as well as other sand control services. It also provides tubing conveyed perforating services to provide paths through the casing and cement sheath in wells so that oil and gas can enter the well bore from the formation. Major gravel packing competitors include the Dowell division of Schlumberger, Halliburton Energy Services, BJ-Services and Dresser Oil Tools. Tubing conveyed perforating competitors include Schlumberger (Well Testing division), Halliburton Energy Services, Dresser Oil Tools and Western Atlas Inc.

PROCESS EQUIPMENT PRODUCTS AND SERVICES

          The Company provides a broad range of solid/liquid separation equipment and systems to concentrate product or separate and remove waste material in the mineral, industrial, pulp and paper and municipal industries. The Company's product lines include vacuum filters (drum, disc and horizontal belt), filter presses, belt presses, granular media filters, thickeners, clarifiers, flotation cells and aeration equipment. The Company's principal competitors for sales for mineral and industrial applications are Dorr-Oliver, Outokumpu and Svedala; the Company's principal competitors for sales for municipal applications are Envirex and General Filter; and the Company's principal competitor for sales for pulp and paper applications is Ahlstrom.

          The Company manufactures and markets solid bowl, screen bowl and pusher centrifuges, tilting pan filters and a high speed Bird Young drum filter for the minerals, chemical and petrochemical sectors where the equipment is used for dewatering of process flow streams. The Company's principal competitors with respect to its centrifuge product lines are Alfa-Laval, Klockner-Humbolt-Deutz and Kraus Maffei.

          The Company designs and manufactures systems for the treatment of produced water and its reinjection and treatment of refinery waste streams. The Company's products include coarse filters, fine filters, flotation units, coalescers, deaeration towers and electrochlorination cells. Companies that participate in this area include Serck Baker.

          The Company provides parts and service for all of its product lines through a global network of personnel and facilities strategically located to serve the customer community.


MARKETING, COMPETITION AND ECONOMIC CONDITIONS

          The products of each of the Company's principal industry segments are marketed primarily through its own sales organizations on a product line basis, although certain products and services are marketed through supply stores, independent distributors or sales representatives. Technical and advisory services are ordinarily provided to assist in the customer's use of the Company's products and services. Stockpoints and service centers for oilfield products and services are located in areas of drilling and production activity throughout the world. The Company markets its oilfield products and services in nearly all of the oil producing countries. Stockpoints and service centers for process products and services are located near the Company's customers' operations, and the Company markets process products and services throughout the world. In certain foreign areas where direct product sales efforts are not practicable, the Company utilizes licensees, sales representatives and distributors.

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

          Further information concerning Marketing, Competition and Economic Conditions is contained under the captions "Business Environment" and "Operating Environment" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1996 Annual Report to Stockholders and is incorporated herein by reference.


INTERNATIONAL OPERATIONS

          Revenues attributable to sales of products and provision of services for use outside the United States (which, for 1996, consisted of revenues from non-United States operations of $1,696.3 million and export sales from the United States of $276.2 million) accounted for approximately 65%, 63%, and 63% of the Company's total revenues for the years ended September 30, 1996, 1995 and 1994, respectively. These revenues in 1996 were distributed approximately as follows: Europe, 25%; other Eastern Hemisphere, 20%; and Non-United States Western Hemisphere, 20%. See Note 9 of Notes to Consolidated Financial Statements.

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


RESEARCH AND DEVELOPMENT; PATENTS

          At September 30, 1996, the equivalent of approximately 302 full-time employees were engaged in research and development activities directed primarily toward improvement of existing products and services, design of specialized products to meet specific customer needs and development of new products and processes. For information regarding the amounts of research and development expense for each of the three-years in the three-year period ended September 30, 1996, see Note 11 of Notes to Consolidated Financial Statements.

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

BUSINESS DEVELOPMENTS

OILFIELD OPERATIONS

Baker Hughes Oilfield Operations consist of six operating divisions: Baker Hughes INTEQ, Baker Hughes Solutions, Baker Oil Tools, Baker Performance Chemicals Incorporated ("BPCI"), Centrilift and Hughes Christensen. Business developments over the past five years have positioned these divisions as market leaders in providing products, services and technologies in the drilling, completion and production processes.

In April 1992, the Company purchased Teleco Oilfield Services Incorporated, the leading provider of directional measurement-while-drilling technology. Also, during 1992, the Company combined Baker Service Tools with Baker Oil Tools, to streamline the Company's ability to market its completion, remedial and workover products and services.

In 1993, in an effort to create a more efficient operating structure and to meet the needs of its clients, Baker Hughes INTEQ was formed by combining five of the Company's oilfield divisions. The formation of Baker Hughes INTEQ continued the Company's ongoing goal to pursue the directional and horizontal drilling, measurement-while-drilling, drilling fluids and sand control completions markets and to combine a full range of technologies into optimum integrated solutions. In September 1996, due in part to the rapid growth of its integrated services business, the Company formed a new division, Baker Hughes Solutions, specifically devoted to integrated solutions and project management. The Company also moved the sand control completions business operated by Baker Hughes INTEQ to Baker Oil Tools to unify the Company's approach within the completions sector.

In September 1996, Schlumberger Limited ("Schlumberger") and the Company signed a letter of intent calling for the establishment of strategic alliances between several of their product lines. Assuming definitive agreements are reached, Baker Oil Tools will become the preferred supplier of completion technology and services to certain Schlumberger divisions. Schlumberger will become the preferred supplier of coiled tubing services and downhole monitoring devices to Baker Oil Tools. In addition, subject to negotiation of definitive agreements, the two companies anticipate a joint investment of approximately $50 million over the next few years to jointly develop and commercialize proprietary Intelligent Completion Systems. These systems are expected to provide remote reservoir monitoring and control to improve operation and enhance recovery from deepwater and extended reach wells.

Also in September 1996, BPCI purchased BASF AG's oilfield chemical business to increase BPCI's international presence and to provide BPCI with access to BASF's technology, manufacturing and research capabilities.

PROCESS EQUIPMENT OPERATIONS

Baker Hughes Process Equipment Company consists of three operating divisions:
Baker Hughes Process Systems, Bird Machine and EIMCO. These three divisions provide separation technologies for the petroleum, municipal, continuous process and mining industries.

In March and September of 1994, the operations of EnviroTech Measurements and Controls and EnviroTech Pumpsystems were sold. In 1996, the Company purchased Vortoil Separation Systems and Ketema Process Equipment Company to expand its product lines of liquid/solid and liquid/liquid separation equipment and increase the size of its process equipment operations.

During the preceding five years, the Company acquired and disposed of several additional businesses, none of which, individually or in the aggregate, had a material effect on the Company's results of operations.


EMPLOYEES

          At September 30, 1996, the Company had a total of approximately 16,800 employees, as compared to approximately 15,200 employees at September 30, 1995. Approximately 1,747 employees at September 30, 1996 were represented under collective bargaining agreements that terminate at various times through 1998. The Company believes that its relations with its employees are satisfactory.


EXECUTIVE OFFICERS

          The following table shows as of December 4, 1996, the name of each executive officer of the Company, together with his age and all offices presently held with the Company.

NAME OF INDIVIDUAL                  AGE
------------------                  ---

James D. Woods      65   Chairman of the Board of the Company since 1989.
                         Employed 1955. President of Baker, 1986 to 1987;
                         President of the Company, 1987 to October 1995; and
                         Chief Executive Officer of the Company, 1987 to October
                         1996.

Max L. Lukens       48   President of the Company since October 1995; and
                         Chief Executive Officer of the Company since October
                         1996. Employed 1981.  Vice President and Chief
                         Financial Officer of Baker, 1984-1987; Senior Vice
                         President and Chief Financial Officer of the Company,
                         1987-1989; President, Baker Hughes Production Tools,
                         1989-1993; Senior Vice President of the Company, 1987-
                         1994; Executive Vice President, 1994-1995; President,
                         Baker Hughes Oilfield Operations, 1993-1995; and Chief
                         Operating Officer of the Company, 1995-1996.

M. Glen Bassett     58   Vice President of the Company since 1995; and President
                         of Baker Performance Chemicals Incorporated since 1983.
                         Employed 1980.

Joseph F. Brady     50   Vice President of the Company since 1995; and President
                         of Centrilift since 1988.  Employed 1981.  President,
                         Baker Lift Systems, 1983-1987; and President, Baker
                         CAC, Inc., 1987-1988.

James E. Braun           37   Controller of the Company since 1993.  Employed
                              1993.  From 1981-1993, Deloitte & Touche LLP;
                              Partner of Deloitte & Touche LLP from 1991.

Matthew G. Dick          53   Vice President of the Company; and President of
                              Baker Hughes Process Equipment Company since 1996.
                              Employed 1975. Vice President - Western
                              Hemisphere, Hughes Christensen Company, 1991-1993;
                              Vice President -Oilfield Tricones, Hughes
                              Christensen Company, 1993-1994; and Vice
                              President -Eastern Hemisphere, Baker Hughes INTEQ
                              1994-1996.

George S. Finley         45   Senior Vice President and Chief Administrative
                              Officer of the Company since 1995. Employed 1982.
                              Controller of the Company, 1987-1993; Vice
                              President of the Company, 1990-1995; and Chief
                              Financial Officer of Baker Hughes Oilfield
                              Operations, 1993-1995.


Roger P. Herbert         50   Vice President of the Company since 1994; and Vice
                              President-Market Development and Technology of the Company since 1995. Employed 1988. President,
                              Baker Hughes Drilling Systems, 1988-1990;
                              President, Baker Hughes MWD, 1990-1991; President,
                              Develco, 1991-1993; and Vice President-Technology and Market Development, Baker Hughes Oilfield
                              Operations, 1993-1995.

Edwin C. Howell          49   Vice President of the Company since 1995; and
                              President of Baker Oil Tools since 1992. Employed
                              1975. President, Baker Service Tools, 1989-1992.

Eric L. Mattson          45   Senior Vice President of the Company since 1994;
                              and Chief Financial Officer of the Company since
                              1993. Employed 1980. Treasurer of the Company,
                              1983-1994; and Vice President of the Company,
                              1988 to 1994.

Lawrence O'Donnell, III  39   Vice President and General Counsel of the Company
                              since 1995. Employed 1991. Deputy General Counsel of the Company, 1991-1995; Vice President and
                              General Counsel, Baker Hughes Oilfield Operations,
                              1994-1995; and Corporate Secretary of the Company,
                              1992-1996.

Timothy J. Probert         45 Vice President of the Company since 1994; and
                              President of Baker Hughes INTEQ since 1996.
                              Employed 1972. President, Milpark, 1989-1990; President, Eastman Christensen, 1990-1992; President, Eastman Teleco, 1992-1993; Executive Vice President, Baker Hughes INTEQ, 1993; Vice President, Drilling & Evaluation Technology Unit, Baker Hughes INTEQ, 1993-1994; and President, Baker Hughes Process Equipment Company, 1994-1996.

Andrew J. Szescila    49   Vice President of the Company since 1995; and
                           President of Hughes Christensen Company since 1989.
                           Employed 1973. President, BJ Service International,
                           1987-1988; and President, Baker Service Tools, 1988-
                           1989.

Jabian P. Trahan      50   Vice President of the Company since 1995; and
                           President of Baker Hughes Solutions since 1996.
                           Employed 1978. President, Baker Sand Control, 1990-
                           1993; and President, Baker Hughes INTEQ, 1993-1996.

     There are no family relationships between the executive officers of the Company.

     The Company follows the practice of electing its officers annually in October.


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

     While making projections of future costs in the environmental area can be difficult and uncertain, based upon current information, the Company estimates that during the fiscal year ending September 30, 1997, the Company will spend approximately $13,782,000 to enable the Company to comply with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment (collectively, "Environmental Regulations"). Based upon current information, the Company believes that its compliance with Environmental Regulations will not have a material adverse effect upon the capital expenditures, earnings and competitive position of the Company because the Company has adequate reserves for such compliance expenditures or the cost to the Company for such compliance will be small when compared to the Company's overall net worth.

     In addition to the amounts described in the preceding paragraph, based upon current information, the Company estimates that it will incur capital expenditures of approximately $3,197,000 for environmental control equipment during the fiscal year ending September 30, 1997. Based upon current information, the Company believes that capital expenditures for environmental control equipment for the 1997 and 1998 fiscal years, as well as such future periods as the Company deems relevant, will not have a material adverse effect upon the financial condition of the Company because the aggregate amount of these expenditures for those periods is or will be small when compared to the Company's overall net worth.

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

          (a) The Company's subsidiaries, Hughes Christensen ("HC"), a division of Baker Hughes Oilfield Operations, Inc. ("BHOO"), Milpark Drilling Fluids ("Milpark") (now known as Baker Hughes INTEQ, a division of BHOO ("INTEQ")), and a former subsidiary of the Company, Baker Hughes Tubular Services, Inc. ("BHTS"), have been named as PRPs in the French Limited Superfund Site, which consists of a 15 acre wastepit and a seven acre lagoon located in Crosby, Texas. The site is on the Superfund National Priorities List. This site has been in active remediation for seven years and is managed by a task force of PRPs ("FLTG, Inc."). During September 1996, the Company and BHTS negotiated a deminimus party buyout agreement with the major PRPs, FLTG, Inc., which provides liability protection under United States and state environmental laws, up to the projected costs of the remediation. Although the buyout agreement does contain a "reopener" provision, in the case of the discovery of new facts associated with the site, the Company would be responsible for its proportional share (0.56%) of the increased costs. However, the Company, as well as FLTG, Inc., judges this very remote, and the Company expects no further expense associated with this site.

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

          (c) Spectrace Instruments, Inc. ("Spectrace"), a subsidiary of the Company, is a named respondent to an EPA Administrative Order associated with the MEW Study Area, an eight square mile soil and groundwater contamination site located in Mountain View, California. A group of PRPs estimates that the total cost of remediation will be approximately $80,000,000. The Company's environmental consultants have conducted extensive investigations of Spectrace's operating facility located within the MEW Study Area and have concluded that Spectrace's activities could not have been the source of any contamination in the soil or groundwater at and around the MEW Study Area. The EPA has informed the Company that no further work needs to be performed on Spectrace's site and indicated that the EPA does not believe there is a contaminant source on the property. However, the Company continues to be named in the EPA's Administrative Order. The Company continues to believe the EPA's Administrative Order for Remedial Design and Remedial Action is not valid with respect to the Company's subsidiary and is seeking the withdrawal of the Administrative Order with respect to the Company's subsidiary.

          (d) BPCI was named in an administrative action brought by the EPA pursuant to the Toxic Substances Control Act, as amended. The complaint filed by the EPA alleges failure on the part of BPCI to properly update the EPA of the volume of Toxic Substance Control Act listed substances manufactured. The EPA has proposed a fine against BPCI in the amount of $104,000.

          (e) In May 1987, BPCI entered into an Agreed Administrative Order with the then Texas Water Commission, now known as the Texas Natural Resource Conservation Commission ("TNRCC"), with respect to soil and groundwater contamination at the Odessa - Hillmont site located in Odessa, Texas. This site was previously used by BPCI as a chemical blending plant. The contaminated soil has been removed, and the site continues in the groundwater recovery/treatment phase at an annual cost to the Company of approximately $35,000.

          (f) Oil Base, Inc. and Hughes Drilling Fluids (now known as INTEQ) have been identified as PRPs in the PAB Superfund Site located in Abbeville, Louisiana. Due to certain unresolved issues at this site, the Company has estimated that the contribution to the contamination by these entities may be from 2.0% to 5.0% of the total waste at this site. A volumetric calculation is not possible because the disposal records maintained at this site are incomplete and inaccurate. The Company's ultimate percentage of liability will depend in part upon the final allocation of volumes among the participating PRPs. Resolution of these issues is currently being sought through the Company's participation in a PRP group formed to implement the EPA Order. Current estimates of the total cost of remediation at this site is approximately $7,000,000. The Company is currently participating with other PRPs to fund certain remedial design efforts on an interim basis to comply with the EPA Administrative Order.

          (g) PA Inc., a former subsidiary of the Company, was identified as a PRP in the Sonics International Site, a former hazardous waste disposal facility located near Ranger, Texas. This site is currently being administered by the TNRCC under the Texas Superfund Statute. The Company allegedly contributed 1.64% of the waste volume at the site. It is not possible at this time to quantify the Company's ultimate liability. The remediation proposed by the TNRCC is estimated to cost $700,000.

          (h) Milpark (now known as INTEQ) has been identified as a PRP at the Toups Farm Superfund Site (eligible for cleanup under the Texas State Cleanup Fund) located two miles north of South Lake at the intersection of Highway 105 and Highway 326 near Hallettsville, Texas. The site consists of approximately 21 acres and was operated over the years as a municipal landfill, fence post treating company and a hog farm. Based on available information, the Company does not believe that it has any liability for contamination at the site.

          (i) The Company and BPCI have been named as PRPs at the former Fike Chemical Company site located in Nitro, West Virginia. The Company and BPCI were alleged to be responsible by virtue of business transactions involving toll chemical processing and raw materials with the site's operator, Fike Chemical. Contractual indemnities, associated with the acquisition of Chemlink, have been executed and are in place, acknowledged by the EPA and the Department of Justice (Environmental Division), that protect the Company and BPCI from liability (and associated defense costs, if any) associated with this site.

          (j) Milpark and Baker Sand Control (now known as INTEQ) have been named as PRPs at the DL Mud Superfund Site located in Abbeville, Louisiana. This site was used for the disposal of used drilling fluids and drilling muds. However, another named PRP is responsible for a majority of the waste volume disposed at this site. The PRP is presently engaged in the remediation of the site. To date neither the PRP nor the EPA have produced any substantive waste disposal or transportation documentation linking the Company or its subsidiaries or divisions to the environmental conditions at the site. The Company does not anticipate that it will have any liability for this site.

          (k) Milpark (now known as INTEQ) has been named as a PRP at the Mar Services Superfund site located in Crankton, Louisiana. It has been estimated that the contribution to this site by the Company's subsidiary is approximately 0.08% of the total volume of solids at the site (based upon a volumetric calculation). The site is now undergoing investigative studies to determine the remedial action plan as well as a total estimated cost for remediation.

          (l) Teleco Oilfield Services, Inc. (now known as INTEQ) has been named as a PRP at the Solvent Recycling Service of New England Superfund Site located in Southington, Connecticut. Approximately 1,000 companies have been named as PRPs at this site. Calculations from the PRP group verified by the Company, indicate that Teleco contributed 0.00006% of the volume at the site. The total cost of cleanup at the site is currently estimated to be $3,500,000. A deminimis buyout offer from either the EPA or the PRP group is anticipated in the future.

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

ITEM 2.  PROPERTIES

     The Company operates 61 manufacturing plants, almost all of which are owned, ranging in size from approximately 2,000 square feet to approximately 233,000 square feet of manufacturing space and totaling more than 2,846,000 square feet. Of such total, approximately 1,963,000 square feet (69%) are located in the United States, 156,000 square feet (6%) are located in the Western Hemisphere exclusive of the United States, 636,000 square feet (22%) are located in Europe, and 91,000 square feet (3%) are located in the Eastern Hemisphere exclusive of Europe. These manufacturing plants by industry segment and geographic area appear in the table below. The Company also owns or leases and operates various customer service centers and shops, and sales and administrative offices throughout the geographic areas in which it operates.

                                                      Other                  Other
                                      United         Western                Eastern
                                      States       Hemisphere    Europe    Hemisphere      Total
                                      ------       ----------    ------    ----------      -----

Oilfield products and services          26              6           9           9            50
Process equipment products               7              2           2                        11
  and services


     The Company believes that its manufacturing facilities are well maintained. The Company also has a significant investment in service vehicles, rental tools and equipment. During 1996 and 1994, the Company recognized permanent impairments and wrote down to net realizable value certain inventory, property, plant and equipment. For further information regarding these write-downs, see
Note 3 of Notes to Consolidated Financial Statements. The Company believes that it has the capacity to meet increased demands in each of its industry segments.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

          The Common Stock, $1.00 par value per share (the "Common Stock"), of the Company is principally traded on The New York Stock Exchange. The Common Stock is also traded on the Pacific Stock Exchange and the Swiss Stock Exchange. At December 4, 1996, there were approximately 53,489 stockholders and 16,489 stockholders of record.

          For information regarding quarterly high and low sales prices on the New York Stock Exchange for the Common Stock, during the two-years ended September 30, 1996 and information regarding dividends declared on the Common Stock during the two-years ended September 30, 1996, see Note 14 of Notes to Consolidated Financial Statements.


ITEM 6. SELECTED FINANCIAL DATA

          The information set forth under the caption "Five Year Summary of Financial Information" in the 1996 Annual Report to Stockholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1996 Annual Report to Stockholders is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The following consolidated financial statements of the Company and the independent auditors' report set forth in the 1996 Annual Report to Stockholders are incorporated herein by reference:

     Independent Auditors' Report.

     Consolidated Statements of Operations for each of the three years in the period ended September 30, 1996.

     Consolidated Statements of Financial Position as of September 30, 1996 and 1995.

     Consolidated Statements of Stockholders' Equity for each of the three years in the period ended September 30, 1996.

     Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 1996.

     Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information concerning the directors of the Company is set forth in the section entitled "Election of Directors" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 22, 1997, which section is incorporated herein by reference. For information regarding executive officers of the Company, see "Item 1. Business -- Executive Officers." Additional information regarding compliance by directors and executive officers with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for the Annual Meeting of Stockholders to be held on January 22, 1997, which section is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

          Information for this item is set forth in the section entitled "Executive Compensation" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 22, 1997, which section is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information concerning security ownership of certain beneficial owners and management is set forth in the sections entitled "Voting Securities" and "Security Ownership of Management" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 22, 1997, which sections are incorporated herein by reference.


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

         3.3 Certificate of Designation of Series L Preferred Stock of Baker Hughes Incorporated.

         4.1 Rights of Holders of the Company's Long-Term Debt. The Company has no long-term debt instrument with regard to which the securities authorized thereunder equal or exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of its long-term debt instruments to the SEC upon request.

         4.2 Restated Certificate of Incorporation (filed as Exhibit 3.1 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference).

         4.3 By-Laws (filed as Exhibit 3.2 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1992 and incorporated herein by reference).

         4.4 Certificate of Designation of Series L Preferred Stock of Baker Hughes Incorporated.

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

         10.4 Executive Severance Agreement between Baker Hughes Incorporated and G. S. Finley dated as of May 22, 1991 (filed as Exhibit 10.5 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference).

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

         10.16  Form of Nonqualified Stock Option Agreement for directors.

         10.17  Form of Nonqualified Stock Option Agreement for employees.

         10.18  Form of Incentive Stock Option Agreement for employees.

         11.1   Statement of Computation of Earnings per Common Share.

         13.1   Portions of 1996 Annual Report to Stockholders.

         21.1   Subsidiaries of Registrant.

         23.1   Consent of Deloitte & Touche LLP.

         27.1   Financial Data Schedule (for SEC purposes only).


(B) REPORTS ON FORM 8-K:

     None.

                                 SIGNATURES
                                 ----------


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of December, 1996.


                                    BAKER HUGHES INCORPORATED



                                    By   /s/ Max L. Lukens
                                         ---------------------------------------
                                        (Max L. Lukens, Chief Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                     Title                        Date
        ---------                     -----                        ----

/s/ MAX L. LUKENS              President and Chief Executive   December 10, 1996
----------------------------   Officer
   (Max L. Lukens)


/s/ E. L. MATTSON              Senior Vice President and       December 10, 1996
----------------------------   Chief Financial Officer
   (E. L. Mattson)             (principal financial officer)


/s/ JAMES E. BRAUN             Controller (principal           December 10, 1996
----------------------------   accounting officer)
   (James E. Braun)


/s/ JAMES D. WOODS             Chairman of the Board           December 10, 1996
----------------------------
   (James D. Woods)


/s/ LESTER M. ALBERTHAL, JR    Director                        December 10, 1996
----------------------------
   (Lester M. Alberthal, Jr.)


/s/ VICTOR G. BEGHINI          Director                        December 10, 1996
----------------------------
   (Victor G. Beghini)

/s/ JACK S. BLANTON            Director                        December 10, 1996
----------------------------
   (Jack S. Blanton)


/s/ HARRY M. CONGER            Director                        December 10, 1996
----------------------------
   (Harry M. Conger)


/s/ EUNICE M. FILTER           Director                        December 10, 1996
----------------------------
   (Eunice M. Filter)


/s/ JOE B. FOSTER              Director                        December 10, 1996
----------------------------
   (Joe B. Foster)


/s/ RICHARD D. KINDER          Director                        December 10, 1996
----------------------------
   (Richard D. Kinder)


/s/ JOHN F. MAHER              Director                        December 10, 1996
----------------------------
   (John F. Maher)


/s/ JAMES F. McCALL            Director                        December 10, 1996
----------------------------
   (James F. McCall)


----------------------------   Director                        December __, 1996
   (Dana G. Mead)


/s/ DONALD C. TRAUSCHT         Director                        December 10, 1996
----------------------------
   (Donald C. Trauscht)