Form 10-Q
period 1996-12-31
BAKER HUGHES INC
filed 1997-02-13
CIK 808362

---------------------------------------------------------------------------


                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

               X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended December 31, 1996

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934


                          -----------------------------

                          Commission file number 1-9397

                          -----------------------------

                            BAKER HUGHES INCORPORATED
             (Exact name of registrant as specified in its charter)


             Delaware                                         76-0207995
(State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                      Identification No.)
 3900 Essex Lane, Houston, Texas                                77027
(Address of principal executive offices)                      (Zip code)

    Registrant's telephone number, including area code:  (713) 439-8600

                          -----------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                         Outstanding at February 1, 1997
              -----                         -------------------------------

Common Stock, $1.00 par value per share            145,428,600 shares



---------------------------------------------------------------------------


                         BAKER HUGHES INCORPORATED




                                   INDEX


                                                                       Page
                                                                        No.
                                                                       ----
Part I - Financial Information:


    Consolidated Condensed Statements of Operations - Three Months
         ended December 31, 1996 and 1995                                2

    Consolidated Condensed Statements of Financial Position
         - December 31, 1996 and September 30, 1996                      3

    Consolidated Condensed Statements of Cash Flows - Three months
         ended December 31, 1996 and 1995                                5

    Notes to Consolidated Condensed Financial Statements                 6

    Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                           7


Part II - Other Information                                             13





























                                    -1-
                         PART I.  FINANCIAL INFORMATION
                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In thousands, except per share amounts)


                                                        Three Months Ended
                                                           December 31,
                                                          1996       1995
REVENUES:                                             ---------  ---------
    Sales                                            $  548,948 $  464,955
    Services and rentals                                259,672    229,742
                                                      ---------  ---------
         Total revenues                                 808,620    694,697
COSTS AND EXPENSES:                                   ---------  ---------
    Cost of sales                                       322,143    267,336
    Cost of services and rentals                        123,263    118,299
    Research and engineering                             23,495     21,408
    Marketing and field service                         190,164    161,239
    General and administrative                           47,957     48,218
    Amortization of goodwill and other intangibles        7,327      7,393
                                                      ---------  ---------
         Total costs and expenses                       714,349    623,893
                                                      ---------  ---------
Operating income                                         94,271     70,804
Interest expense                                        (11,553)   (15,427)
Interest income                                             531        482
                                                      ---------  ---------
Income before income taxes and cumulative effect of
    accounting change                                    83,249     55,859
Income taxes                                            (32,883)   (23,461)
                                                      ---------  ---------
Income before cumulative effect of accounting change     50,366     32,398
Cumulative effect of accounting change -
    Impairment of long-lived assets to be disposed of
    (net of $5,965 income tax benefit)                  (12,079)
                                                      ---------  ---------
Net income                                           $   38,287 $   32,398
                                                      =========  =========
Per share of Common Stock:
    Income before cumulative effect of accounting
         change                                      $      .35 $      .23
    Cumulative effect of accounting change                 (.08)
                                                      ---------  ---------
    Net income                                       $      .27 $      .23
                                                      =========  =========
Cash dividends per share of common stock             $     .115 $     .115
                                                      =========  =========

   See accompanying notes to consolidated condensed financial statements.









                                    -2-
                         BAKER HUGHES INCORPORATED
          CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                              (In thousands)


                                  ASSETS

                                                 December 31, September 30,
                                                     1996          1996
                                                  ----------    ----------
CURRENT ASSETS:
    Cash and cash equivalents                    $    18,758   $     7,714
                                                  ----------    ----------
    Receivables - net                                811,259       793,801
                                                  ----------    ----------
    Inventories:
         Finished goods                              691,715       665,715
         Work in process                              75,870        70,609
         Raw materials                                80,792        65,870
                                                  ----------    ----------
              Total inventories                      848,377       802,194
                                                  ----------    ----------
    Deferred income taxes                             81,549        78,680
                                                  ----------    ----------
    Other current assets                              36,452        34,004
                                                  ----------    ----------
              Total current assets                 1,796,395     1,716,393
                                                  ----------    ----------
PROPERTY - NET                                       618,469       598,950
                                                  ----------    ----------
OTHER ASSETS:
    Investments                                       66,208        68,992
    Property held for disposal                        43,813        57,666
    Other assets                                      83,652        98,104
    Excess costs arising from acquisitions - net     751,694       757,285
                                                  ----------    ----------
              Total other assets                     945,367       982,047
                                                  ----------    ----------
                   Total                         $ 3,360,231   $ 3,297,390
                                                  ==========    ==========

   See accompanying notes to consolidated condensed financial statements.

















                                    -3-
                            BAKER HUGHES INCORPORATED
             CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                                 (In thousands)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 December 31, September 30,
                                                     1996          1996
                                                  ----------    ----------
CURRENT LIABILITIES:
    Accounts payable                            $    306,467   $   330,138
    Short-term borrowings and current portion
         of long-term debt                             1,502         1,859
    Accrued employee compensation and benefits       132,000       155,310
    Income taxes                                      47,445        32,925
    Taxes other than income                           29,691        26,600
    Accrued insurance                                 21,213        28,052
    Accrued interest                                  14,027        10,324
    Other accrued liabilities                         48,714        50,112
                                                  ----------    ----------
              Total current liabilities              601,059       635,320
                                                  ----------    ----------
LONG-TERM DEBT                                       729,061       673,588
                                                  ----------    ----------
DEFERRED INCOME TAXES                                160,226       150,460
                                                  ----------    ----------
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS           98,802        97,635
                                                  ----------    ----------
OTHER LONG-TERM LIABILITIES                           47,764        51,178
                                                  ----------    ----------
STOCKHOLDERS' EQUITY:
    Common stock                                     145,176       144,553
    Capital in excess of par value                 1,405,605     1,393,580
    Retained earnings                                272,190       250,567
    Cumulative foreign currency translation
         adjustment                                 (119,758)     (118,766)
    Unrealized gain on securities available for
         sale                                         20,106        19,275
                                                  ----------    ----------
              Total stockholders' equity           1,723,319     1,689,209
                                                  ----------    ----------
                   Total                         $ 3,360,231   $ 3,297,390
                                                  ==========    ==========

   See accompanying notes to consolidated condensed financial statements.













                                    -4-
                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                       Three Months Ended
                                                          December 31,
                                                      1996           1995
                                                    --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $  38,287      $  32,398
Adjustments to reconcile net income to net cash
    flows from operating activities:
    Depreciation and amortization of:
         Property                                    30,919         29,362
         Other assets and debt discount               9,760         10,063
    Gain on disposal of assets                       (7,250)        (6,632)
    Foreign currency translation (gain)loss - net       (28)         2,909
    Cumulative effect of accounting change           12,079
    Change in receivables                           (11,551)       (46,711)
    Change in inventories                           (38,578)       (29,693)
    Change in accounts payable                      (30,846)       (22,188)
    Changes in other assets and liabilities          (4,402)       (19,848)
                                                   --------       --------
Net cash flows from operating activities             (1,610)       (50,340)
                                                   --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions                              (49,292)       (34,676)
    Proceeds from disposal of assets                 13,192         23,856
                                                   --------       --------
Net cash flows from investing activities            (36,100)       (10,820)
                                                   --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (payments) borrowings from commercial
         paper and revolving credit facilities       52,559         76,941
    Proceeds from exercise of stock options
         and stock purchase grants                   12,648          2,321
    Dividends                                       (16,664)       (16,359)
                                                   --------       --------
Net cash flows from financing activities             48,543         62,903
                                                   --------       --------
Effect of exchange rate changes on cash                 211           (534)
                                                   --------       --------
Increase in cash and cash equivalents                11,044          1,209
Cash and cash equivalents, beginning of period        7,714          6,817
                                                   --------       --------
Cash and cash equivalents, end of period          $  18,758      $   8,026
                                                   ========       ========

Income taxes paid                                 $  12,301      $   7,120
Interest paid                                     $   5,852      $   7,445

   See accompanying notes to consolidated condensed financial statements.







                                    -5-
                         BAKER HUGHES INCORPORATED

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1. General

    In the opinion of Baker Hughes Incorporated (the "Company" or "Baker Hughes"), the unaudited consolidated condensed financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the Company's consolidated financial position as of December 31, 1996 and its consolidated results of operations and cash flows for each of the three month periods ended December 31, 1996 and 1995. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (see the Company's Annual Report on Form 10-K for the year ended September 30, 1996 for the most recent annual financial statements prepared in accordance with generally accepted accounting principles). The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.


Note 2. Income Per Common Share

    Net income per common share is based on the weighted average number of shares outstanding during the respective periods (three months ended December 31, 1996 and 1995, 144,920,000 and 142,281,000, respectively) and excludes the negligible dilutive effect of shares issuable in connection with employee stock, stock option and similar plans.

Note 3. Impairment of Long-Lived Assets to be Disposed Of

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", effective October 1, 1996. The statement sets forth guidance as to when to recognize an impairment of long-lived assets, including goodwill, and how to measure such an impairment. The methodology set forth in SFAS No. 121 is not significantly different from the Company's current policy and, therefore, the adoption of SFAS No. 121 does not have a significant impact on the consolidated financial statements as it relates to impairment of long-lived assets used in operations. However, SFAS No. 121 also addresses the accounting for long-lived assets to be disposed of and requires these assets to be carried at the lower of cost or fair market value, rather than the lower of cost or net realizable value, the method that was previously used by the Company. The Company recognized a charge to income of $12.1 million ($.08 per share), net of a tax benefit of $6.0 million, as the cumulative effect of a change in accounting in the first quarter of 1997.







                                    -6-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                         AND RESULTS OF OPERATIONS


    Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Condensed Financial Statements and the related notes thereto.

BUSINESS ENVIRONMENT
--------------------

    Baker Hughes provides products and services to the worldwide oilfield services and continuous process industries. Oilfield services generate approximately 88% of the Company's consolidated revenues.

    Baker Hughes Oilfield Operations consist of six divisions that provide products, services and solutions used in the drilling, completion, production and maintenance of oil and gas wells. The business environment for oilfield operations and its corresponding operating results are affected significantly by petroleum industry exploration and production expenditures. These expenditures are influenced strongly by oil company expectations about energy prices and the supply and demand for crude oil and natural gas. Petroleum supply and pricing, in turn, are influenced by numerous factors. These include, but are not limited to, world economic conditions, weather, the legislative environment in the United States and other countries, OPEC policy and conflict in the Middle East and other major petroleum producing regions.

    Baker Hughes Process Equipment Company ("BHPEC") has three divisions that serve a broad range of process industries around the world. BHPEC's technology separates solids from liquids and liquids from liquids through filtration, sedimentation, centrifugation and flotation processes. The business environment for BHPEC is affected significantly by worldwide economic conditions and the economic health of the specific markets where it participates. The results for BHPEC also includes the results of Tracor Europa, a computer peripherals operation.

OPERATING ENVIRONMENT FOR OILFIELD OPERATIONS
---------------------------------------------

    Two key trends are altering the oilfield service market place: the impact of technology and the growth in outsourcing and partnering.
Advances in the design and application of the Company's products and services allow oil and gas operators to drill and complete wells at a lower overall cost. At the same time, this technology helps accelerate hydrocarbon production and enhance reserve recovery.

    Similarly, oil companies have increased their levels of outsourcing to and partnering with service companies because this approach has proven to be effective in lowering finding and development costs. The Company continues to expand and develop its involvement in project management. Baker Hughes works closely with client companies in project planning, and in the engineering and integration of several products and services into solutions that meet client objectives.

    Crude oil and natural gas prices and the Baker Hughes rotary rig count are summarized in the tables below as quarterly averages followed by the

                                    -7-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


Company's outlook. While reading the Company's outlook set forth below, caution is advised that the factors described above in "Business
Environment" could negatively impact the Company's expectations for oil demand, oil and gas prices and drilling activity.

Oil and Gas Prices

Quarter Ending December 31,                      1996         1995
---------------------------                      ----         ----
WTI ($/bbl)                                     24.67        18.16
U.S. Spot Natural Gas ($/mcf)                    2.96         1.91

    The Company expects crude oil to trade between $18 and $22 per barrel in 1997 while remaining susceptible to short-term price fluctuations as the growth in worldwide demand is met by increased production by non-OPEC producing countries. According to the International Energy Agency, the demand for crude oil is expected to grow 1.4 million to 2.0 million barrels per day per year through the end of the century. Three-quarters of the incremental demand are expected to be driven by relatively low energy prices, low but increasing energy consumption per capita, population growth and economic growth in non-OECD countries, particularly in Asia and Latin America.

    U.S. natural gas prices are expected to moderate in 1997 with the return of "normal" weather and limited pipeline de-bottlenecking. Natural gas prices are expected to average above $2/mcf. The Company believes that natural gas prices at or above $2/mcf will sustain the current natural gas exploration and development drilling activity.

Rotary Rig Count

Quarter Ending December 31,                      1996         1995
---------------------------                     -----        -----
U.S. - Land                                       736          659
U.S. - Offshore                                   109          106
Canada                                            318          227
                                                -----        -----
    North America                               1,163          992
                                                -----        -----
Latin America                                     281          271
North Sea                                          54           51
Other Europe                                       62           64
Africa                                             82           63
Middle East                                       138          129
Asia Pacific                                      181          170
                                                -----        -----
    International                                 798          748
                                                -----        -----
Worldwide                                       1,961        1,740
                                                -----        -----
U.S. Workover                                   1,352        1,286



                                    -8-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


North America

    The Company anticipates a moderate increase in U.S. drilling activity. Offshore activity will remain strong; however, the worldwide shortage of offshore drilling rigs will limit future growth. Canadian activity is expected to increase from 1996 levels.

International

    The Company is optimistic that most international areas will post an increasing rig count in 1997. The Company is forecasting increases in Latin America, the North Sea and West Africa while activity in the Middle East and Asia Pacific is forecasted to be flat.


RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1996 VS. THREE
---------------------   MONTHS ENDED DECEMBER 31, 1995

Industry Segment Results (In millions)          Three Months Ended
                                                    December 31,
                                                 1996         1995
Revenues                                         ----         ----
-------
  Oilfield Operations                           710.4        612.2
  BHPEC                                          98.2         82.5
                                                -----        -----
    Consolidated Revenues                       808.6        694.7
                                                =====        =====

Operating Income
----------------
  Oilfield Operations                            96.5         74.7
  BHPEC                                           7.4          5.8
  Corporate and Other                            (9.6)        (9.7)
                                                -----        -----
    Consolidated Operating Income                94.3         70.8
                                                =====        =====

Revenues

    Consolidated revenues in the first quarter of 1997 increased $113.9 million, or 16.4%. Sales revenue was up 18.1% and service and rentals revenue was up 13.0%. The revenue improvement was lead by Oilfield Operations where most all regions of the world reported an increase. Activity was particularly strong in several key oilfield regions of the world including the United States, Venezuela and Nigeria where revenues were up $28.1 million, $12.1 million and $10.7 million, respectively. The continued deployment of new technology aimed at reducing the cost to our customers to drill and complete a well coupled with increased drilling activity around the globe contributed to revenue gains.




                                    -9-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


    BHPEC reported a revenue increase in the first quarter of 1997 of $15.7 million, or 19.0%, as BHPEC continues to focus on expansion into international markets. In addition, two 1996 acquisitions account for $7.1 million of the increase.

Operating Income

    Oilfield Operations margins were 13.6% in the first quarter of 1997 compared to 12.2% in the prior year quarter. BHPEC margins were 7.5% in the first quarter of 1997 compared to 7.0% in the prior year quarter.

Cost and Expenses

    The increase in cost of sales, cost of services and rentals, research and engineering and marketing and field service expenses is in line with the increase in the related revenue. In total, as a percent of consolidated revenues, costs and expenses applicable to revenues decreased from 81.8% in the first quarter of 1996 to 81.5% in the first quarter of 1997.

    General and administrative expense, which is less sensitive to changes in revenue, declined slightly due to smaller foreign exchange losses in the current quarter.

Interest Expense

    Interest expense for the first quarter of 1997 decreased compared to the prior year quarter due to the repayment of the 4.125% Swiss Franc Bonds which matured in June 1996.

Income Taxes

    The effective income tax rate in the first quarter of 1997 is 39.5%, down from 42.0% in the prior quarter due to a change in the mix of foreign earnings and the fixed nature of the nondeductible goodwill amortization.

CAPITAL RESOURCES AND LIQUIDITY

Financing Activities

    Net cash inflows from financing activities during the first quarter of 1997 were $48.5 million compared to $62.9 million for the first quarter in 1996.

    Total debt outstanding at December 31, 1996 was $730.6 million, compared to $675.4 million at September 30, 1996. The debt to equity ratio was .424 at December 31, 1996, compared to .400 at September 30, 1996.

    The Company's stock price increased significantly in the first quarter of 1997 compared to the same quarter in 1996 resulting in $12.6 million of capital raised through employee stock plans.



                                    10-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


    At December 31, 1996, the Company had $593.6 million of credit facilities with commercial banks, of which $300.0 million is committed. These facilities are subject to normal banking terms and conditions and do not materially restrict the Company's activities.

Investing Activities

    Net cash outflows from investing activities were $36.1 million in the first quarter of 1997 compared to cash outflows of $10.8 million in the first quarter of 1996.

    Proceeds from the disposal of assets and noncore businesses generated $13.2 million in the first quarter of 1997 compared to $23.9 million in the first quarter of 1996. Property additions increased to $49.3 million from $34.7 million. The increase in additions is in line with the Company's objective of replacing capital to increase productivity and ensure that the necessary capacity is available to meet the increased market demand.

    The majority of the capital expenditures have been in Oilfield Operations where the largest single item is the expenditure for rental tools and equipment to supplement the rental fleet. Funds provided from operations and outstanding lines of credit are expected to be more than adequate to meet future capital expenditure requirements. The Company expects 1997 capital expenditures to be in excess of $200 million.

Operating Activities

    Net cash outflows from operating activities for the first quarter of 1997 were $1.6 million compared to $50.3 million in the first quarter of 1996.

    The decrease of $48.7 million in 1997 was due to an increase in net income adjusted for noncash items and a decrease in the growth of working capital from the prior year due primarily to the decrease in days sales outstanding from increased accounts receivable collections.

ACCOUNTING STANDARDS

Impairment of Long-Lived Assets

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective October 1, 1996. The statement sets forth guidance as to when to recognize an impairment of long-lived assets, including goodwill, and how to measure such an impairment. The methodology set forth in SFAS No. 121 is not significantly different from the Company's current policy and, therefore, the adoption of SFAS No. 121 does not have a significant impact on the consolidated financial statements as it relates to impairment of long-lived assets used in operations. However, SFAS No. 121 also addresses the accounting for long-lived assets to be disposed of and requires these assets to be carried



                                    -11-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


at the lower of cost or fair market value, rather than the lower of cost or net realizable value, the method that was previously used by the Company. The Company recognized a charge to income of $12.1 million ($.08 per share), net of a tax benefit of $6.0 million, as the cumulative effect of a change in accounting in the first quarter of 1997.

Stock Based Compensation

    In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 permits, but does not require, a fair value based method of accounting for employee stock option plans which results in compensation expense being recognized in the results of operations when stock options are granted. The Company will continue the use of its current intrinsic value based method of accounting for such plans where no compensation expense is recognized. However, as required by SFAS No. 123, the Company will provide pro forma disclosure of net income and earnings per share in the notes to the consolidated financial statements for the year ending September 30, 1997, as if the fair value based method of accounting had been applied.



































                                    -12-
                         PART II. OTHER INFORMATION


Item 1. Legal Proceedings

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    The Company's Annual Meeting of Stockholders was held on January 22, 1997, to elect four Class III members of the Board of Directors and to consider a proposal to implement or increase activity on the MacBride Principles with respect to the Company's operations in Northern Ireland.

    The four Class III directors who were so elected are: Victor G. Beghini, Eunice M. Filter, Max L. Lukens and James F. McCall. The directors whose term of office continued after the Annual Meeting are:
Lester M. Alberthal, Jr., Jack S. Blanton, Joe B. Foster, Richard D. Kinder, John F. Maher, Dana G. Mead, and Donald C. Trauscht. H. John Riley, Jr. was elected by the remaining Class I directors to fill the vacancy created by the retirement of Harry M. Conger due to the term limitation contained in the Company's Bylaws. James D. Woods retired as a Class III director and Chairman of the Company at the Annual Meeting. The number of affirmative votes and the number of votes withheld for the four Class III directors so elected were:

                                                 Number of
                                                Affirmative
                                                   Votes        Abstentions
                                                -----------     -----------
    Victor G. Beghini                           125,887,881         812,773
    Eunice M. Filter                            125,893,248         807,406
    Max L. Lukens                               125,979,684         720,970
    James F. McCall                             125,859,040         841,614

    The number of affirmative votes, the number of negative votes, the number of abstentions and the number of broker non-votes with respect to the stockholder proposal regarding Northern Ireland were as follows:

                          Number of    Number of
                         Affirmative   Negative                    Broker
                            Votes        Votes     Abstentions   Non-Votes
                         -----------  -----------  -----------  -----------
Proposal regarding
    Northern Ireland      16,618,966   87,758,375    9,759,017   12,518,457

Item 5. Other Information

    On January 22, 1997, the Board of Directors of the Company elected Max
L. Lukens as Chairman of the Board of Directors of the Company. In addition, Mr. Lukens also serves as President and Chief Executive Officer of the Company.







                                      -13-
                   PART II. OTHER INFORMATION CONTINUED


Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         None.

    (b)  Reports on Form 8-K:

         None.















































                                       -14-
                                SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       BAKER HUGHES INCORPORATED
                                             (Registrant)




Date:  February 13, 1997               By  /s/LAWRENCE O'DONNELL, III
                                       ------------------------------------
                                         Vice President and General Counsel





Date:  February 13, 1997               By  /s/JAMES E. BRAUN
                                       ------------------------------------
                                         Controller































                                       -15-