Form 10-Q
period 1997-03-31
BAKER HUGHES INC
filed 1997-05-13
CIK 808362

---------------------------------------------------------------------------



                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          -----------------------------

               X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934


                          -----------------------------

                          Commission file number 1-9397

                          -----------------------------

                            BAKER HUGHES INCORPORATED
             (Exact name of registrant as specified in its charter)


             Delaware                                        76-0207995
(State or other jurisdiction                               (IRS Employer
 of incorporation or organization)                      Identification No.)
 3900 Essex Lane, Houston, Texas                               77027
(Address of principal executive offices)                     (Zip code)

    Registrant's telephone number, including area code:  (713) 439-8600

                          -----------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                              Outstanding at May 3, 1997
              -----                              --------------------------

Common Stock, $1.00 par value per share              145,667,000 shares



---------------------------------------------------------------------------

                            BAKER HUGHES INCORPORATED




                                      INDEX


                                                                       Page
                                                                        No.
                                                                       ----
Part I - Financial Information:


    Consolidated Condensed Statements of Operations - Three Months and
         Six Months Ended March 31, 1997 and 1996                        2

    Consolidated Condensed Statements of Financial Position
         - March 31, 1997 and September 30, 1996                         3

    Consolidated Condensed Statements of Cash Flows - Six Months
         Ended March 31, 1997 and 1996                                   5

    Notes to Consolidated Condensed Financial Statements                 6

    Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                           8


Part II - Other Information                                             16





























                                       -1-
                       PART I.  FINANCIAL INFORMATION
                         BAKER HUGHES INCORPORATED
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)

                                 Three Months Ended     Six Months Ended
                                      March 31,             March 31,
                                   1997       1996       1997       1996
REVENUES:                       --------------------  --------------------
   Sales                       $  549,569 $  500,276 $1,098,517 $  965,231
   Services and rentals           283,621    244,546    543,293    474,288
                                ---------  ---------  ---------  ---------
       Total revenues             833,190    744,822  1,641,810  1,439,519
                                ---------  ---------  ---------  ---------
COSTS AND EXPENSES:
   Cost of sales                  321,453    292,928    643,596    560,264
   Cost of services and rentals   133,505    126,311    256,768    244,610
   Research and engineering        26,186     21,206     49,681     42,614
   Marketing and field service    197,387    164,138    387,551    325,377
   General and administrative      42,862     48,725     90,819     96,943
   Amortization of goodwill
     and other intangibles          7,426      7,454     14,753     14,847
                                ---------  ---------  ---------  ---------
       Total costs and expenses   728,819    660,762  1,443,168  1,284,655
                                ---------  ---------  ---------  ---------
Operating income                  104,371     84,060    198,642    154,864
Interest expense                  (11,788)   (14,801)   (23,341)   (30,228)
Interest income                       342      1,303        873      1,785
                                ---------  ---------  ---------  ---------
Income before income taxes         92,925     70,562    176,174    126,421
Income taxes                      (34,950)   (29,003)   (67,833)   (52,464)
                                ---------  ---------  ---------  ---------
Income before cumulative
  effect of accounting change      57,975     41,559    108,341     73,957

Cumulative effect of accounting
  change - Impairment of long-
  lived assets to be disposed of
  (net of $5,965 income tax
  benefit)                                              (12,079)
                                ---------  ---------  ---------  ---------
Net income                     $   57,975 $   41,559 $   96,262 $   73,957
                                =========  =========  =========  =========

Per share of common stock:
   Income before cumulative
     effect of accounting
     change                    $      .40 $      .29 $      .75 $      .52
   Cumulative effect of
     accounting change                                     (.08)
                                ---------  ---------  ---------  ---------
   Net income                  $      .40 $      .29 $      .67 $      .52
                                =========  =========  =========  =========
Cash dividends per share of
  common stock                 $     .115 $     .115 $      .23 $      .23
                                =========  =========  =========  =========

   See accompanying notes to consolidated condensed financial statements.

                                    -2-
                         BAKER HUGHES INCORPORATED
          CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                              (In thousands)


                                  ASSETS

                                                   March 31,  September 30,
                                                     1997          1996
                                                  ----------    ----------
CURRENT ASSETS:
    Cash and cash equivalents                    $     7,234   $     7,714
                                                  ----------    ----------
    Receivables - net                                826,066       793,801
                                                  ----------    ----------
    Inventories:
         Finished goods                              701,770       665,715
         Work in process                              93,210        70,609
         Raw materials                                84,128        65,870
                                                  ----------    ----------
              Total inventories                      879,108       802,194
                                                  ----------    ----------
    Deferred income taxes                             84,047        78,680
                                                  ----------    ----------
    Other current assets                              40,095        34,004
                                                  ----------    ----------
              Total current assets                 1,836,550     1,716,393
                                                  ----------    ----------
PROPERTY - NET                                       639,810       598,950
                                                  ----------    ----------
OTHER ASSETS:
    Investments                                       60,163        68,992
    Property held for disposal                        44,969        57,666
    Other assets                                      84,607        98,104
    Excess costs arising from acquisitions - net     745,602       757,285
                                                  ----------    ----------
              Total other assets                     935,341       982,047
                                                  ----------    ----------
                   Total                         $ 3,411,701   $ 3,297,390
                                                  ==========    ==========

   See accompanying notes to consolidated condensed financial statements.

















                                    -3-
                         BAKER HUGHES INCORPORATED
          CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                              (In thousands)


                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   March 31,  September 30,
                                                     1997          1996
                                                  ----------    ----------
CURRENT LIABILITIES:
    Accounts payable                            $    342,961   $   330,138
    Short-term borrowings and current portion
         of long-term debt                             1,136         1,859
    Accrued employee compensation and benefits       143,680       155,310
    Income taxes                                      43,178        32,925
    Taxes other than income                           27,107        26,600
    Accrued insurance                                 25,415        28,052
    Accrued interest                                  17,107        10,324
    Other accrued liabilities                         42,701        50,112
                                                  ----------    ----------
              Total current liabilities              643,285       635,320
                                                  ----------    ----------
LONG-TERM DEBT                                       695,233       673,588
                                                  ----------    ----------
DEFERRED INCOME TAXES                                172,125       150,460
                                                  ----------    ----------
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS           97,670        97,635
                                                  ----------    ----------
OTHER LONG-TERM LIABILITIES                           45,479        51,178
                                                  ----------    ----------
STOCKHOLDERS' EQUITY:
    Common stock                                     145,641       144,553
    Capital in excess of par value                 1,417,280     1,393,580
    Retained earnings                                313,440       250,567
    Cumulative foreign currency translation
         adjustment                                 (133,330)     (118,766)
    Unrealized gain on securities available for
         sale                                         14,878        19,275
                                                  ----------    ----------
              Total stockholders' equity           1,757,909     1,689,209
                                                  ----------    ----------
                   Total                         $ 3,411,701   $ 3,297,390
                                                  ==========    ==========

   See accompanying notes to consolidated condensed financial statements.













                                    -4-
                         BAKER HUGHES INCORPORATED
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (In thousands)

                                                       Six Months Ended
                                                          March 31,
                                                     1997           1996
                                                   --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $  96,262      $  73,957
Adjustments to reconcile net income to net cash
    flows from operating activities:
    Depreciation and amortization of:
         Property                                    63,490         58,777
         Other assets and debt discount              19,636         20,204
    Gain on disposal of assets                      (16,589)       (13,557)
    Foreign currency translation (gain)/loss-net     (2,589)         3,595
    Deferred tax provision                           24,647         11,497
    Cumulative effect of accounting change           12,079
    Change in receivables                           (32,930)       (45,003)
    Change in inventories                           (71,894)       (69,942)
    Change in accounts payable                        8,693        (20,014)
    Changes in other assets and liabilities         (23,040)         1,986
                                                   --------       --------
Net cash flows from operating activities             77,765         21,500
                                                   --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions                             (112,244)       (86,312)
    Proceeds from disposal of assets                 26,183         46,085
                                                   --------       --------
Net cash flows from investing activities            (86,061)       (40,227)
                                                   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings from commercial paper and
         revolving credit facilities                 16,171         44,640
    Proceeds from exercise of stock options
         and stock purchase grants                   24,788         16,621
    Dividends                                       (33,389)       (32,753)
                                                   --------       --------
Net cash flows from financing activities              7,570         28,508
                                                   --------       --------
Effect of exchange rate changes on cash                 246           (724)
                                                   --------       --------
(Decrease)/increase in cash and cash equivalents       (480)         9,057
Cash and cash equivalents, beginning of period        7,714          6,817
                                                   --------       --------
Cash and cash equivalents, end of period          $   7,234      $  15,874
                                                   ========       ========

Income taxes paid                                 $  31,363      $  20,565
Interest paid                                     $  11,442      $  21,250

   See accompanying notes to consolidated condensed financial statements.




                                    -5-
                         BAKER HUGHES INCORPORATED

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1. General

    In the opinion of Baker Hughes Incorporated (the "Company" or "Baker Hughes"), the unaudited consolidated condensed financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the Company's consolidated financial position as of March 31, 1997 and its consolidated results of operations and cash flows for each of the three and six month periods ended March 31, 1997 and 1996. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (see the Company's Annual Report on Form 10-K for the year ended September 30, 1996 for the most recent annual financial statements prepared in accordance with generally accepted accounting principles). The results of operations for the three and six months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


Note 2. Income Per Common Share

    Net income per common share is based on the weighted average number of shares outstanding during the respective periods (three months ended March 31, 1997 and 1996, 145,416,000 and 142,654,000, respectively; six months ended March 31, 1997 and 1996, 145,168,000 and 142,467,000, respectively)
and excludes the negligible dilutive effect of shares issuable in connection with employee stock, stock option and similar plans.


Note 3. Impairment of Long-Lived Assets To Be Disposed Of

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", effective October 1, 1996. The statement sets forth guidance as to when to recognize an impairment of long-lived assets, including goodwill, and how to measure such an impairment. The methodology set forth in SFAS No. 121 is not significantly different from the Company's prior policy and, therefore, the adoption of SFAS No. 121 does not have a significant impact on the consolidated financial statements as it relates to impairment of long-lived assets used in operations. However, SFAS No. 121 also addresses the accounting for long-lived assets to be disposed of and requires these assets to be carried at the lower of cost or fair market value, rather than the lower of cost or net realizable value, the method that was previously used by the Company. The Company recognized a charge to income of $12.1 million ($.08 per share), net of a tax benefit of $6.0 million, as the cumulative effect of a change in accounting in the first quarter of 1997.





                                    -6-

                         BAKER HUGHES INCORPORATED

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


Note 4. Pending Acquisitions

    In February 1997, the Company entered into a definitive agreement with Petrolite Corporation ("Petrolite") and Wm. S. Barnickel & Company ("Barnickel"), Petrolite's major shareholder, pursuant to which the Company will acquire Petrolite, a manufacturer and marketer of specialty chemicals used in the petroleum and process industries, and Barnickel, which owns certain marketable securities in addition to its investment in Petrolite. Terms of the agreement call for a tax-free exchange of common stock in which each of the 11.4 million Petrolite shares will be converted into the Company's common stock having a value of $61 per share based upon the average market price of the Company's common stock during a 10-day period shortly before the closing. The agreement is subject to approval by a vote of the shareholders of Petrolite and Barnickel. The Company expects the acquisition, if approved, would result in the issuance of between 18 and 22 million shares of the Company's common stock (assuming such 10-day average market price of the Company's common stock is between $33 and $40 per share) and would be consummated by September 30, 1997. For its most recent fiscal year ended October 31, 1996, Petrolite had revenues of $360.7 million.

    In April 1997, the Company entered into a definitive agreement to acquire Drilex International Inc. ("Drilex") a provider of products and services used in directional and horizontal drilling and workover of oil and gas wells. Terms of the agreement call for a tax-free exchange of stock. The agreement is subject to approval by a vote of the shareholders of Drilex as well as satisfaction of other customary conditions including clearance by appropriate government agencies. The Company expects the acquisition, if approved, would result in the issuance of between 2.6 and
3.2 million shares of the Company's common stock (assuming the average market price of the Company's common stock during a 10-day period shortly before the closing is between $33 and $40 per share) and would be consummated by September 30, 1997. For its most recent fiscal year ended December 31, 1996, Drilex had revenues of $76.1 million.



















                                    -7-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                         AND RESULTS OF OPERATIONS


    Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's Consolidated Condensed Financial Statements and the related notes thereto.

Forward-Looking Statements
--------------------------

    MD&A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "forecasts," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. No assurance can be given that actual results may not differ materially from those in the forward-looking statements herein for reasons including the effect of competition, the level of petroleum industry exploration and production expenditures, world economic conditions, prices of and the demand for crude oil and natural gas, drilling activity, weather, the legislative environment in the United States and other countries, OPEC policy, conflict in the Middle East and other major petroleum producing regions and the condition of the capital and equity markets.

BUSINESS ENVIRONMENT
--------------------

    Baker Hughes provides products and services to the worldwide oilfield services and continuous process industries. Oilfield services generate approximately 88% of the Company's consolidated revenues.

    Baker Hughes Oilfield Operations consist of six divisions that provide products, services and solutions used in the drilling, completion, production and maintenance of oil and gas wells. The business environment for oilfield operations and its corresponding operating results are affected significantly by petroleum industry exploration and production expenditures. These expenditures are influenced strongly by oil company expectations about energy prices and the supply and demand for crude oil and natural gas. Petroleum supply and pricing, in turn, are influenced by numerous factors including, but not limited to, those described above in "Forward-Looking Statements".

    Baker Hughes Process Equipment Company ("BHPEC") has three divisions that serve a broad range of process industries around the world. BHPEC's technologies separate solids from liquids and liquids from liquids through filtration, sedimentation, centrifugation and flotation processes. The business environment for BHPEC is affected significantly by worldwide economic conditions and the economic health of the specific business sectors where it participates. The results for BHPEC also includes the results of Tracor Europa, a computer peripherals operation.






                                    -8-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


PENDING ACQUISITIONS
--------------------

    In February 1997, the Company entered into a definitive agreement with Petrolite Corporation ("Petrolite") and Wm. S. Barnickel & Company ("Barnickel"), Petrolite's major shareholder, pursuant to which the Company will acquire Petrolite, a manufacturer and marketer of specialty chemicals used in the petroleum and process industries, and Barnickel, which owns certain marketable securities in addition to its investment in Petrolite. Terms of the agreement call for a tax-free exchange of common stock in which each of the 11.4 million Petrolite shares will be converted into the Company's common stock having a value of $61 per share based upon the average market price of the Company's common stock during a 10-day period shortly before the closing. The agreement is subject to approval by a vote of the shareholders of Petrolite and Barnickel. The Company expects the acquisition, if approved, would result in the issuance of between 18 and 22 million shares of the Company's common stock (assuming such 10-day average market price of the Company's common stock is between $33 and $40 per share) and would be consummated by September 30, 1997. For its most recent fiscal year ended October 31, 1996, Petrolite had revenues of $360.7 million.

    In April 1997, the Company entered into a definitive agreement to acquire Drilex International Inc. ("Drilex") a provider of products and services used in directional and horizontal drilling and workover of oil and gas wells. Terms of the agreement call for a tax-free exchange of stock. The agreement is subject to approval by a vote of the shareholders of Drilex as well as satisfaction of other customary conditions including clearance by appropriate government agencies. The Company expects the acquisition, if approved, would result in the issuance of between 2.6 and
3.2 million shares of the Company's common stock (assuming the average market price of the Company's common stock during a 10-day period shortly before the closing is between $33 and $40 per share) and would be consummated by September 30, 1997. For its most recent fiscal year ended December 31, 1996, Drilex had revenues of $76.1 million.

OPERATING ENVIRONMENT FOR OILFIELD OPERATIONS
---------------------------------------------

    Two key trends are continuing to alter the oilfield service market place: the impact of technology and the growth in outsourcing and partnering. Advances in the design and application of the Company's products and services allow oil and gas operators to drill and complete wells at a lower overall cost. At the same time, this technology helps accelerate hydrocarbon production and enhance reserve recovery.

    Similarly, oil companies have increased their levels of outsourcing to and partnering with service companies because this approach has proven to be effective in lowering finding and development costs. Baker Hughes works closely with client companies in project planning and management, and in the engineering and integration of several products and services into solutions that meet client objectives.


                                    -9-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


    Crude oil and natural gas prices and the Baker Hughes rotary rig count are summarized in the tables below as quarterly averages followed by the Company's outlook. While reading the Company's outlook set forth below, caution is advised that the factors described above in "Forward-Looking Statements" could negatively impact the Company's expectations for oil demand, oil and gas prices and drilling activity.

Oil and Gas Prices                 Three Months Ended     Six Months Ended
                                         March 31,            March 31,
                                      1997      1996       1997      1996
    ----------------------------------------------------------------------
    WTI ($/Bbl)                      23.18     19.79      23.93     18.98
    U.S. Spot Natural Gas ($/mcf)     2.49      2.75       2.73      2.33

    The Company expects crude oil to trade between $18 and $22 per barrel in 1997 and early 1998 while remaining susceptible to short-term price fluctuations as the incremental worldwide demand is met by incremental production from both non-OPEC and OPEC countries. According to the International Energy Agency, the demand for crude oil is expected to grow
1.4 million to 2.0 million barrels per day per year through the end of the century. Three-quarters of the incremental demand is expected to be driven by relatively low energy prices, low but increasing energy consumption per capita, population growth and economic growth in non-OECD countries, particularly in Asia and Latin America.

    U.S. natural gas prices are expected to trade between $1.80/mcf and $2.25/mcf through late 1997 and early 1998. The Company believes that natural gas prices at or above $1.80/mcf will sustain the current natural gas exploration and development drilling activity.

Rotary Rig Count                   Three Months Ended     Six Months Ended
                                         March 31,            March 31,
                                      1997      1996       1997      1996
    ----------------------------------------------------------------------
    U.S. - Land                        739       607        738       633
    U.S. - Offshore                    114       102        111       104
    Canada                             396       339        357       283
                                     -----     -----      -----     -----
      North American                 1,249     1,048      1,206     1,020
                                     -----     -----      -----     -----
    Latin America                      284       282        283       277
    North Sea                           63        50         59        51
    Other Europe                        60        70         60        70
    Africa                              83        77         82        73
    Middle East                        142       131        140       132
    Asia Pacific                       177       167        179       169
                                     -----     -----      -----     -----
      International                    809       777        803       772
                                     -----     -----      -----     -----
    Worldwide                        2,058     1,825      2,009     1,792
                                     -----     -----      -----     -----
    U.S. Workover                    1,352     1,253      1,352     1,270
    ----------------------------------------------------------------------

                                    -10-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


    The Company anticipates continued growth in the worldwide demand for hydrocarbons that will result in increased spending by oil and gas companies for the development of the hydrocarbon supply. The increase is dependent on continued worldwide economic growth and in particular economic growth in the developing countries. The increased spending is expected to result in increased drilling activity in most regions.

North America

    The Company anticipates strong growth in both the U.S. and Canadian markets. Growth in the rig count will be somewhat limited by the availability of drilling rigs in certain sectors - in particular offshore U.S. and in Canada.

International

    The Company is optimistic that most international areas will continue to post an increasing rig count in 1997. The Company is forecasting increases in Latin America, the North Sea and the Middle East. Activity in Africa is expected to remain at current levels while drilling in Asia is expected to fall.

RESULTS OF OPERATIONS
---------------------

Industry Segment Results (In millions)

                                    Three Months Ended     Six Months Ended
                                         March 31,             March 31,
                                      1997       1996       1997      1996
Revenues                              ----       ----       ----      ----
-------
  Oilfield Operations             $  742.8   $  655.6   $1,453.2  $1,267.8
  BHPEC                               90.4       89.2      188.6     171.7
                                   -------    -------    -------   -------
    Consolidated Revenues         $  833.2   $  744.8   $1,641.8  $1,439.5
                                   =======    =======    =======   =======

Operating Income
----------------
  Oilfield Operations             $  104.4   $   86.1   $  200.9  $  160.6
  BHPEC                                8.7        7.5       16.1      13.2
  Corporate and Other                 (8.7)      (9.5)     (18.4)    (18.9)
                                   -------    -------    -------   -------
    Consolidated Operating Income $  104.4   $   84.1   $  198.6  $  154.9
                                   =======    =======    =======   =======

Revenues

    Consolidated revenues were up 12% and 14% for the three months and six months ended March 31, 1997, respectively, as compared to the same periods in 1996. Sales revenue was up 10% for the quarter and 14% for the six months as compared to the same periods in 1996. Service and

                                    -11-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


rentals revenue was up 16% for the quarter and 15% for the six months as compared to the same periods in 1996. Approximately 66% of the Company's 1997 revenues were derived from international activities for the quarter and six months. The revenue improvement was lead by Oilfield Operations where revenue growth outpaced rig count increases in most areas of the world. In the United States revenues increased 12% for the quarter and 13% for the six months as compared to the same periods in 1996. Revenues in Venezuela were up 35% for both the quarter and six months as compared to the same periods in 1996 and, Nigerian revenues were up 27% for the quarter and 60% for the six months as compared to the same periods in 1996. The continued deployment of new technology aimed at reducing the cost to drill and complete a well coupled with increased drilling activity around the globe contributed to revenue gains.

    BHPEC had a slight revenue increase in the second quarter of 1997 of $1.2 million, or 1%, and $16.9 million, or 10% for the six months as compared to the same periods in 1996. Excluding $4.7 million of revenue due to 1996 acquisitions, BHPEC's revenue for the current quarter decreased from the prior year quarter due primarily to reduced international activity.

Operating Income

    Oilfield Operations margins were 14% for both the three and six months ended March 31, 1997 compared to 13% in the same prior year periods. BHPEC margins were 10% in the second quarter of 1997 compared to 8% in the prior year quarter and 9% for the first six months of 1997 compared to 8% in the prior year.

Costs and Expenses

    The increase in cost of sales, cost of services and rentals, research and engineering and marketing and field service expenses is in line with the increase in the related revenue. In total, as a percent of consolidated revenues, costs and expenses applicable to revenues decreased from 81.2% in the second quarter of 1996 to 80.7% in the second quarter of 1997.

    General and administrative expense, which is less sensitive to changes in revenue, declined for the three and six months ended March 31, 1997 as compared to the same periods in 1996 due to foreign exchange gains in the current quarter of $4.8 million.

    The three year cumulative rate of inflation in Mexico exceeded 100% for the year ended December 31, 1996, therefore Mexico is considered to be a highly inflationary economy. Effective December 31, 1996, the functional currency for the Company's investments in Mexico has changed from the Mexican peso to the U.S. dollar.






                                    -12-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


Interest Expense

    Interest expense for the three and six months ended March 31, 1997 decreased compared to the prior year periods due to the repayment of the 4.125% Swiss Franc Bonds which matured in June 1996.

Income Taxes

    The effective income tax rates for the three and six months ended March 31, 1997, are down from the prior year periods due to a favorable change in the mix of foreign earnings, the fixed nature of the nondeductible goodwill amortization, an increase in export sales incentives utilized through the Company's foreign sales corporation and additional tax credits for increasing U.S. research activities.

CAPITAL RESOURCES AND LIQUIDITY

Financing Activities

    Net cash inflows from financing activities during the first six months of 1997 were $7.6 million compared to $28.5 million for the first six months in 1996.

    Total debt outstanding at March 31, 1997 was $696.4 million, compared to $675.4 million at September 30, 1996. The debt to equity ratio was .396 at March 31, 1997, compared to .400 at September 30, 1996.

    The Company's stock price increased significantly during the first six months of 1997 compared to the same period in 1996 resulting in $24.8 million of capital raised through employee stock plans.

At March 31, 1997 the Company had $626.8 million of credit facilities with commercial banks, of which $300.0 million is committed. These facilities are subject to normal banking terms and conditions and do not materially restrict the Company's activities.

Investing Activities

    Net cash outflows from investing activities were $86.1 million in the first six months of 1997 compared to cash outflows of $40.2 million in the first six months of 1996.

    Proceeds from the disposal of assets and noncore businesses generated $26.2 million in the first six months of 1997 compared to $46.1 million in the first six months of 1996. Property additions increased to $112.2 million from $86.3 million. The increase in additions is in line with the Company's objective of replacing and adding capital to increase productivity and ensure that the necessary capacity is available to meet the increased market demand.

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

Operating Activities

    Net cash inflows from operating activities for the first six months of 1997 were $77.8 million compared to $21.5 million in the first six months of 1996.

    The increase of $56.3 million in 1997 was due to an increase in net income adjusted for noncash items and a decrease in the growth of working capital from the prior year due primarily to the decrease in days sales outstanding from increased accounts receivable collections and an increase in trade debt resulting from the increase in activity.

ACCOUNTING STANDARDS

Impairment of Long-Lived Assets

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective October 1, 1996. The statement sets forth guidance as to when to recognize an impairment of long-lived assets, including goodwill, and how to measure such an impairment. The methodology set forth in SFAS No. 121 is not significantly different from the Company's prior policy and, therefore, the adoption of SFAS No. 121 does not have a significant impact on the consolidated financial statements as it relates to impairment of long-lived assets used in operations. However, SFAS No. 121 also addresses the accounting for long-lived assets to be disposed of and requires these assets to be carried at the lower of cost or fair market value, rather than the lower of cost or net realizable value, the method that was previously used by the Company. The Company recognized a charge to income of $12.1 million ($.08 per share), net of a tax benefit of $6.0 million, as the cumulative effect of a change in accounting in the first quarter of 1997.

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




                                    -14-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


Earnings Per Share

    In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which establishes new standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 will require the presentation of "basic" and "diluted" EPS on the face of the income statement, including all prior periods presented, and is effective for financial statements issued for periods ending after December 15, 1997. The calculation of basic EPS will result in a per share amount equal to that currently presented for income per share of common stock. The calculation of diluted EPS is expected to be lower than the basic EPS calculation by approximately 2-3%.











































                                    -15-
                         PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         None.

    (b)  Reports on Form 8-K:

         A report on Form 8-K was filed with the Commission on March 5, 1997, reporting that the Company had entered into an agreement providing for the acquisition of Petrolite Corporation by the Company.





































                                    -16-
                                SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       BAKER HUGHES INCORPORATED
                                             (Registrant)




Date:  May 13, 1997                    By  /s/LAWRENCE O'DONNELL, III
                                       ------------------------------------
                                           Vice President & General Counsel




Date:  May 13, 1997                    By  /s/JAMES E. BRAUN
                                       ------------------------------------
                                           Controller
































                                    -17-