Form 10-Q
period 1997-06-30
BAKER HUGHES INC
filed 1997-08-14
CIK 808362

---------------------------------------------------------------------------



                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          -----------------------------

               X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934


                          -----------------------------

                          Commission file number 1-9397

                          -----------------------------

                            BAKER HUGHES INCORPORATED
             (Exact name of registrant as specified in its charter)


             Delaware                                        76-0207995
(State or other jurisdiction                               (IRS Employer
 of incorporation or organization)                      Identification No.)
 3900 Essex Lane, Houston, Texas                               77027
(Address of principal executive offices)                     (Zip code)

    Registrant's telephone number, including area code:  (713) 439-8600

                          -----------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                           Outstanding at August 2, 1997
              -----                           -----------------------------

Common Stock, $1.00 par value per share               168,735,000 shares



---------------------------------------------------------------------------

                            BAKER HUGHES INCORPORATED




                                      INDEX


                                                                       Page
                                                                        No.
                                                                       ----
Part I - Financial Information:


    Consolidated Condensed Statements of Operations - Three Months
         and Nine Months Ended June 30, 1997 and 1996                    2

    Consolidated Condensed Statements of Financial Position
         - June 30, 1997 and September 30, 1996                          3

    Consolidated Condensed Statements of Cash Flows - Nine Months
         Ended June 30, 1997 and 1996                                    5

    Notes to Consolidated Condensed Financial Statements                 6

    Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                           9


Part II - Other Information                                             19





























                                     -1-
                       PART I.  FINANCIAL INFORMATION
                         BAKER HUGHES INCORPORATED
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)

                                 Three Months Ended     Nine Months Ended
                                       June 30,              June 30,
                                   1997       1996       1997       1996
REVENUES:                       --------------------  --------------------
   Sales                       $  596,462 $  522,025 $1,694,979 $1,487,256
   Services and rentals           300,809    243,827    844,102    718,115
                                ---------  ---------  ---------  ---------
       Total revenues             897,271    765,852  2,539,081  2,205,371
                                ---------  ---------  ---------  ---------
COSTS AND EXPENSES:
   Cost of sales                  346,775    298,352    990,371    858,616
   Cost of services and rentals   139,180    120,304    395,948    364,914
   Research and engineering        29,148     21,858     78,829     64,472
   Marketing and field service    209,153    178,922    596,704    504,299
   General and administrative      51,653     48,472    142,472    145,415
   Amortization of goodwill
     and other intangibles          6,767      7,371     21,520     22,218
   Unusual charge                             39,611                39,611
                                ---------  ---------  ---------  ---------
       Total costs and expenses   782,676    714,890  2,225,844  1,999,545
                                ---------  ---------  ---------  ---------
Operating income                  114,595     50,962    313,237    205,826
Gain on sale of Varco stock                   44,295                44,295
Interest expense                  (11,650)   (13,077)   (34,991)   (43,305)
Interest income                       532        880      1,405      2,665
                                ---------  ---------  ---------  ---------
Income before income taxes        103,477     83,060    279,651    209,481
Income taxes                      (21,454)   (36,187)   (89,287)   (88,651)
                                ---------  ---------  ---------  ---------
Income before cumulative
  effect of accounting change      82,023     46,873    190,364    120,830

Cumulative effect of accounting
  change - Impairment of long-lived
  assets to be disposed of (net of
  $5,965 income tax benefit)                            (12,079)
                                ---------  ---------  ---------  ---------
Net income                     $   82,023 $   46,873 $  178,285 $  120,830
                                =========  =========  =========  =========
Per share of common stock:
   Income before cumulative
     effect of accounting
     change                    $      .56 $      .33 $     1.31 $      .85
   Cumulative effect of
     accounting change                                     (.08)
                                ---------  ---------  ---------  ---------
   Net income                  $      .56 $      .33 $     1.23 $      .85
                                =========  =========  =========  =========
Cash dividends per share of
  common stock                 $     .115 $     .115 $     .345 $     .345
                                =========  =========  =========  =========

   See accompanying notes to consolidated condensed financial statements.

                                    -2-
                         BAKER HUGHES INCORPORATED
          CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                              (In thousands)


                                  ASSETS

                                                   June 30,   September 30,
                                                     1997          1996
                                                  ----------    ----------
CURRENT ASSETS:
    Cash and cash equivalents                    $    12,520   $     7,714
                                                  ----------    ----------
    Receivables - net                                864,065       793,801
                                                  ----------    ----------
    Inventories:
         Finished goods                              738,211       665,715
         Work in process                              94,080        70,609
         Raw materials                                72,698        65,870
                                                  ----------    ----------
              Total inventories                      904,989       802,194
                                                  ----------    ----------
    Deferred income taxes                             82,403        78,680
                                                  ----------    ----------
    Other current assets                              48,368        34,004
                                                  ----------    ----------
              Total current assets                 1,912,345     1,716,393
                                                  ----------    ----------
PROPERTY - NET                                       687,015       598,950
                                                  ----------    ----------
OTHER ASSETS:
    Investments                                       81,768        68,992
    Property held for disposal                        43,084        57,666
    Other assets                                      75,223        98,104
    Excess costs arising from acquisitions - net     740,744       757,285
                                                  ----------    ----------
              Total other assets                     940,819       982,047
                                                  ----------    ----------
                   Total                         $ 3,540,179   $ 3,297,390
                                                  ==========    ==========

   See accompanying notes to consolidated condensed financial statements.

















                                    -3-
                         BAKER HUGHES INCORPORATED
          CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                              (In thousands)


                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  June 30,    September 30,
                                                    1997          1996
                                                 ----------    ----------
CURRENT LIABILITIES:
    Accounts payable                            $   360,473   $   330,138
    Short-term borrowings and current portion
         of long-term debt                               62         1,859
    Accrued employee compensation and benefits      163,477       155,310
    Income taxes                                     62,052        32,925
    Taxes other than income                          23,415        26,600
    Accrued insurance                                26,599        28,052
    Accrued interest                                 24,307        10,324
    Other accrued liabilities                        44,545        50,112
                                                 ----------    ----------
              Total current liabilities             704,930       635,320
                                                 ----------    ----------
LONG-TERM DEBT                                      687,832       673,588
                                                 ----------    ----------
DEFERRED INCOME TAXES                               173,911       150,460
                                                 ----------    ----------
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS          96,292        97,635
                                                 ----------    ----------
OTHER LONG-TERM LIABILITIES                          47,055        51,178
                                                 ----------    ----------
STOCKHOLDERS' EQUITY:
    Common stock                                    145,807       144,553
    Capital in excess of par value                1,420,598     1,393,580
    Retained earnings                               378,711       250,567
    Cumulative foreign currency translation
         adjustment                                (143,845)     (118,766)
    Unrealized gain on securities available
         for sale                                    28,888        19,275
                                                 ----------    ----------
              Total stockholders' equity          1,830,159     1,689,209
                                                 ----------    ----------
                   Total                        $ 3,540,179   $ 3,297,390
                                                 ==========    ==========

   See accompanying notes to consolidated condensed financial statements.













                                    -4-
                         BAKER HUGHES INCORPORATED
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                                      Nine Months Ended
                                                          June 30,
                                                     1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:              --------       --------
Net income                                        $ 178,285      $ 120,830
Adjustments to reconcile net income to net cash
    flows from operating activities:
    Depreciation and amortization of:
        Property                                     98,775         87,436
        Other assets and debt discount               28,873         30,184
    Deferred tax provision                           20,514         22,441
    Noncash portion of unusual charge                               25,269
    Gain on sale of Varco stock                                    (44,295)
    Gain on disposal of assets                      (18,544)          (856)
    Foreign currency translation (gain)/loss - net   (4,589)         7,801
    Cumulative effect of accounting change           12,079
    Change in receivables                           (68,453)       (85,242)
    Change in inventories                          (100,017)       (75,743)
    Change in accounts payable                       26,037        (20,354)
    Changes in other assets and liabilities             476         47,679
                                                   --------       --------
Net cash flows from operating activities            173,436        115,150
                                                   --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions                             (191,630)      (131,596)
    Proceeds from sale of Varco stock                               95,476
    Proceeds from disposal of assets                 39,906         33,634
    Acquisition of businesses, net of cash acquired                (32,681)
                                                   --------       --------
Net cash flows from investing activities           (151,724)       (35,167)
                                                   --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings from commercial paper and
        revolving credit facilities                   5,545         43,394
    Repayment of indebtedness                                     (108,401)
    Proceeds from exercise of stock options
        and stock purchase grants                    28,272         33,239
    Dividends                                       (50,141)       (49,265)
                                                   --------       --------
Net cash flows from financing activities            (16,324)       (81,033)
                                                   --------       --------
Effect of exchange rate changes on cash                (582)           895
                                                   --------       --------
Increase (decrease) in cash and cash equivalents      4,806           (155)
Cash and cash equivalents, beginning of period        7,714          6,817
                                                   --------       --------
Cash and cash equivalents, end of period          $  12,520      $   6,662
                                                   ========       ========
Income taxes paid                                 $  40,396      $  29,859
Interest paid                                     $  15,305      $  36,255

    See accompanying notes to consolidated condensed financial statements.




                                    -5-
                         BAKER HUGHES INCORPORATED

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1. General
---------------

    In the opinion of Baker Hughes Incorporated (the "Company" or "Baker Hughes" or "BHI"), the unaudited consolidated condensed financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the Company's consolidated financial position as of June 30, 1997 and its consolidated results of operations and cash flows for each of the three and nine month periods ended June 30, 1997 and 1996. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (see the Company's Annual Report on Form 10-K for the year ended September 30, 1996 for the most recent annual financial statements prepared in accordance with generally accepted accounting principles). The results of operations for the three and nine months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.


Note 2. Income Per Common Share
-------------------------------

    Net income per common share is based on the weighted average number of shares outstanding during the respective periods (three months ended
June 30, 1997 and 1996, 145,707,000 and 143,704,000, respectively; nine months ended June 30, 1997 and 1996, 145,348,000 and 142,880,000, respectively) and excludes the negligible dilutive effect of shares issuable in connection with employee stock, stock option and similar plans.


Note 3. Impairment of Long-Lived Assets To Be Disposed Of
---------------------------------------------------------

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


                                    -6-

                         BAKER HUGHES INCORPORATED

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


Note 4. Acquisitions
----------------------------

Petrolite
---------

    On July 2, 1997, the Company completed the acquisition of Petrolite Corporation ("Petrolite") and Wm. S. Barnickel & Company ("Barnickel"), the holder of 47.1% of Petrolite's common stock, pursuant to the Agreement and Plan of Merger (the "Merger Agreement") dated as of February 25, 1997. Pursuant to the Merger Agreement, the three-way business combination was completed as follows:

        1) The 8,800 shares of Barnickel common stock were converted at an exchange rate of 1,075.5367 shares of BHI common stock for each share of Barnickel common stock. This exchange rate was determined by dividing (i) the Barnickel share value (determined as described below) by (ii) $37.80625, which is the average closing price of BHI common stock as reported on the New York Stock Exchange for the ten trading days ended June 27, 1997.
           The Barnickel share value was determined by multiplying $61.00, the value per share of Petrolite common stock as set forth in the Merger Agreement, and the number of shares of Petrolite common stock owned by Barnickel (5,337,360 shares) and then adding the net after tax value of Barnickel's assets, other than Petrolite common stock.

        2) The 6.1 million shares of Petrolite common stock, not held by Barnickel, were converted at an exchange rate of 1.6135 shares of BHI common stock for each share of Petrolite common stock. This exchange rate was determined by dividing (i) $61.00 by (ii) $37.80625 (determined as described above).

    In the aggregate, BHI will issue 19.277 million shares of its common stock to Petrolite and Barnickel shareholders having an aggregate value of approximately $729 million. Additionally, BHI assumed Petrolite's outstanding vested and unvested employee stock options to purchase an aggregate of 591,000 shares of Petrolite common stock, which have been converted into the right to acquire approximately 954,000 shares of BHI common stock. Such assumption of Petrolite options by BHI has a fair market value of approximately $21 million resulting in total consideration in the acquisition of approximately $750 million.

    Petrolite, previously a publicly held company, is a manufacturer and marketer of specialty chemicals used in the petroleum and process industries. For its most recent fiscal year ended October 31, 1996, Petrolite had revenues of $360.7 million. Barnickel was a privately held company which owned certain marketable securities in addition to its investment in Petrolite.

    The mergers will be accounted for using the purchase method of accounting with BHI acquiring Petrolite and Barnickel.


                                    -7-
                         BAKER HUGHES INCORPORATED

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


Environmental Technology Division of Deutz AG
---------------------------------------------

    On July 7, 1997, the Company completed its cash acquisition of the Environmental Technology Division, a decanter centrifuge and dryer business, of Deutz AG ("ETD") for approximately DM 92 million (subject to adjustment), equivalent to approximately $53 million. BHI will add ETD to its Baker Hughes Process Equipment Company operations as part of its Bird Machine Company division, headquartered in South Walpole, Massachusetts. The acquisition will be accounted for using the purchase method of accounting. For its most recent fiscal year ended December 31, 1996, ETD had revenues of approximately $103.0 million.

Drilex
------

    On July 14, 1997, the Company completed the acquisition of Drilex International Inc. ("Drilex") a provider of products and services used in the directional and horizontal drilling and workover of oil and gas wells. The exchange ratio for the acquisition was .4013 shares of BHI common stock for each share of Drilex common stock. As a result, the 6.8 million shares of Drilex common stock were exchanged for 2.7 million shares of BHI common stock, for a total consideration of approximately $108 million. The acquisition will be accounted for using the pooling of interests method of accounting. For its most recent fiscal year ended December 31, 1996, Drilex had revenues of $76.1 million.

Oil Dynamics, Inc.
------------------

    On June 24, 1997, the Company entered into a definitive agreement to acquire Oil Dynamics, Inc. ("ODI") from Franklin Electric Co. Inc. ODI is a manufacturer of electric submersible pumps used to lift crude oil in producing wells. The purchase price is $31.5 million in cash subject to certain post-closing adjustments. The agreement is subject to the satisfaction of customary conditions, including the expiration or termination of the waiting period prescribed by the Hart-Scott-Rodino Act of 1976, as amended. Assuming that all conditions to closing are satisfied or waived, the acquisition is expected to close by September 30, 1997.















                                    -8-
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

BUSINESS ENVIRONMENT
--------------------

    Baker Hughes provides products and services to the worldwide oilfield services and continuous process industries. Oilfield services generate approximately 90% of the Company's consolidated revenues.

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






                                    -9-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


ACQUISITIONS
------------

Petrolite
---------

    On July 2, 1997, the Company completed the acquisition of Petrolite Corporation ("Petrolite") and Wm. S. Barnickel & Company ("Barnickel"), the holder of 47.1% of Petrolite's common stock.

    In the aggregate, BHI will issue 19.277 million shares of its common stock to Petrolite and Barnickel shareholders having an aggregate value of approximately $729 million. Additionally, BHI assumed Petrolite's outstanding vested and unvested employee stock options. Such assumption of Petrolite options by BHI has a fair market value of approximately $21 million resulting in total consideration of approximately $750 million.

    Petrolite is a manufacturer and marketer of specialty chemicals used in the petroleum and process industries. For its most recent fiscal year ended October 31, 1996, Petrolite had revenues of $360.7 million.
Barnickel was a privately held company which owned certain marketable securities in addition to its investment in Petrolite. The mergers will be accounted for using the purchase method of accounting with BHI acquiring Petrolite and Barnickel.

Environmental Technology Division of Deutz AG
---------------------------------------------

    On July 7, 1997, the Company completed its cash acquisition of the Environmental Technology Division, a decanter centrifuge and dryer business, of Deutz AG ("ETD") for approximately DM 92 million (subject to adjustment), equivalent to approximately $53 million. BHI will add ETD to its BHPEC operations. The acquisition will be accounted for using the purchase method of accounting. For its most recent fiscal year ended December 31, 1996, ETD had revenues of approximately $103.0 million.

Drilex
------

    On July 14, 1997, the Company completed the acquisition of Drilex International Inc. ("Drilex") a provider of products and services used in the directional and horizontal drilling and workover of oil and gas wells. The 6.8 million shares of Drilex common stock were exchanged for 2.7 million shares of BHI common stock, for a total consideratin of $108 million. The acquisition will be accounted for using the pooling of interests method of accounting. For its most recent fiscal year ended December 31, 1996, Drilex had revenues of $76.1 million.







                                    -10-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


    The table below presents certain proforma information as of June 30, 1997 taking into account the acquisitions completed in July.

                                        Reported           Proforma
(In millions)                            Balance            Balance
                                        --------           --------
Stockholders' equity                    $1,830.2           $2,636.4
Shares of common stock outstanding         145.8              167.8

    In connection with these three acquisitions, the Company expects to record an unusual charge in its fourth quarter of 1997 of between $12.0 million and $19.0 million related to the integration of the acquired businesses into the respective divisions of the Company. Additionally, BHI expects to record a non-recurring charge to cost of sales of between $19.0 million and $23.0 million in the fourth quarter of 1997 related to the fair market value adjustment of Petrolite's inventories as of the acquisition date, July 2, 1997.

Oil Dynamics, Inc.
------------------

    On June 24, 1997, the Company entered into a definitive agreement to acquire Oil Dynamics, Inc. ("ODI") from Franklin Electric Co. Inc.. ODI is a manufacturer of electric submersible pumps used to lift crude oil in producing regions worldwide. The purchase price is $31.5 million in cash subject to certain post-closing adjustments. The agreement is subject to the satisfaction of customary conditions, including the expiration or termination of the waiting period prescribed by the Hart-Scott-Rodino Act of 1976, as amended. Assuming that all conditions to closing are satisfied or waived, the acquisition is expected to close by September 30, 1997.

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

    Similarly, oil companies have increased their levels of outsourcing to, and partnering with, service companies because this approach has proven to be effective in lowering finding and development costs. Baker Hughes works closely with client companies in project planning and management, and in the engineering and integration of several products and services into solutions that meet client objectives.

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

                    AND RESULTS OF OPERATIONS CONTINUED


Oil and Gas Prices                 Three Months Ended    Nine Months Ended
                                          June 30,             June 30,
                                      1997      1996       1997      1996
    ----------------------------------------------------------------------
    WTI ($/Bbl)                      19.93     21.76      22.53     19.90
    U.S. Spot Natural Gas ($/mcf)     2.04      2.17       2.50      2.28

    The Company expects crude oil to trade between $18 and $22 per barrel in 1997 and early 1998 while remaining susceptible to short-term price fluctuations as the incremental worldwide demand is met by incremental production from both non-OPEC and OPEC countries. According to the International Energy Agency, the demand for crude oil is expected to grow
1.4 million to 2.0 million barrels per day per year through the end of the century. Three-quarters of the incremental demand is expected to be driven by relatively low energy prices, low but increasing energy consumption per capita, population growth and economic growth in non-OECD countries, particularly in Asia and Latin America. U.S. natural gas prices are expected to trade between $1.80/mcf and $2.50/mcf through late 1997 and early 1998.

Rotary Rig Count                   Three Months Ended    Nine Months Ended
                                          June 30,             June 30,
                                      1997      1996       1997      1996
    ----------------------------------------------------------------------
    U.S. - Land                        811       646        762       637
    U.S. - Offshore                    122       113        115       107
    Canada                             253       157        322       241
                                     -----     -----      -----     -----
      North American                 1,186       916      1,199       985
                                     -----     -----      -----     -----
    Latin America                      277       286        279       280
    North Sea                           60        56         59        53
    Other Europe                        52        68         57        69
    Africa                              82        76         82        74
    Middle East                        158       138        146       136
    Asia Pacific                       183       172        181       171
                                     -----     -----      -----     -----
      International                    812       796        804       783
                                     -----     -----      -----     -----
    Worldwide                        1,998     1,712      2,003     1,768
                                     -----     -----      -----     -----
    U.S. Workover                    1,422     1,332      1,416     1,290
    ----------------------------------------------------------------------

The Company anticipates continued growth in the worldwide demand for hydrocarbons that will result in increased spending by oil and gas companies for the development of the hydrocarbon supply. The increase is dependent on continued worldwide economic growth and, in particular, economic growth in the developing countries. The increased spending is expected to result in increased drilling activity in most regions.




                                    -12-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


North America

    The Company anticipates strong growth in both the U.S. and Canadian markets. Growth in the rig count will be limited by the availability of drilling rigs in certain sectors - in particular offshore U.S. and in Canada.

International

    The Company is optimistic that most international areas will continue to post an increasing rig count for the remainder of 1997 and into 1998. The Company is forecasting increases in Latin America, the North Sea and the Middle East. Activity in Africa and Asia is expected to remain at current levels.

RESULTS OF OPERATIONS
---------------------

Industry Segment Results            Three Months Ended    Nine Months Ended
                                          June 30,              June 30,
Revenues (In millions)                1997       1996       1997      1996
----------------------                ----       ----       ----      ----
  Oilfield Operations             $  805.3   $  665.2   $2,258.5  $1,933.0
  BHPEC                               92.0      100.7      280.6     272.4
                                   -------    -------    -------   -------
    Consolidated Revenues         $  897.3   $  765.9   $2,539.1  $2,205.4
                                   =======    =======    =======   =======

Revenues

    Consolidated revenues were up 17.2% and 15.1% for the three months and nine months ended June 30, 1997, respectively, as compared to the same periods in 1996. Sales revenue was up 14.3% for the quarter and 14.0% for the nine months as compared to the same periods in 1996. Service and rentals revenue was up 23.4% for the quarter and 17.5% for the nine months as compared to the same periods in 1996. Approximately 66% of the Company's 1997 revenues were derived from international activities for the quarter and nine months. The revenue improvement was lead by Oilfield Operations where revenue growth outpaced rig count increases in most areas of the world. In particular, revenues in the United States increased 24% for the quarter and 17% for the nine months as compared to the same periods in 1996. Revenues in Venezuela were up 62% for the quarter and 44% for the nine months as compared to the same periods in 1996 and, Nigerian revenues were up 38% for the quarter and 51% for the nine months as compared to the same periods in 1996. The continued deployment of new technology aimed at reducing the cost to drill and complete a well coupled with increased drilling activity around the globe contributed to revenue gains.

    BHPEC's revenue declined 8.6% in the third quarter of 1997 compared to the prior year quarter due to weakness in the pulp and paper industry combined with delays in customers' capital spending. Year to date revenues were up 3% due to two acquisitions in the third quarter of 1996 offset by the current quarter decline.

                                    -13-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


Operating Income

    During the June 1996 quarter, the Company recorded an unusual charge of $39.6 million; $30.9 million was recorded by Oilfield Operations, $3.7 million was recorded by BHPEC and $5.0 million was recorded at the Corporate level. The operating income information presented below includes these unusual charges.

                                    Three Months Ended    Nine Months Ended
                                          June 30,              June 30,
Operating Income (In millions)        1997       1996       1997      1996
------------------------------        ----       ----       ----      ----
  Oilfield Operations             $  116.3   $   59.9   $  317.3  $  220.2
  BHPEC                                7.4        4.7       23.5      17.9
  Corporate and Other                 (9.1)     (13.6)     (27.6)    (32.3)
                                   -------    -------    -------   -------
    Consolidated Operating Income $  114.6   $   51.0   $  313.2  $  205.8
                                   =======    =======    =======   =======

    Consolidated operating income, excluding the 1996 unusual charges, increased 26.5% and 27.6% for the three and nine months ended June 30, 1997, respectively.

    Oilfield Operations margins for the three months ended June 30, 1997 and 1996, excluding the 1996 unusual charge, were 14.4% and 13.7%, respectively. Oilfield Operations margins for the nine months ended June 30, 1997 and 1996, excluding the 1996 unusual charge, were 14.0% and 13.0%, respectively. The increases result primarily from increased revenues and continued emphasis on productivity and cost improvements.

    BHPEC margins, excluding the 1996 unusual charge, were 8.0% in the third quarter of 1997 compared to 8.3% in the prior year quarter and 8.4% for the first nine months of 1997 compared to 7.9% in the prior year.

Costs and Expenses

    The increase in cost of sales, cost of services and rentals, research and engineering and marketing and field service expenses is in line with the increase in the related revenue. In total, as a percent of consolidated revenues, costs and expenses applicable to revenues decreased slightly from 80.9% in the third quarter of 1996 to 80.7% in the third quarter of 1997.

    General and administrative expense ("G&A") was $51.7 million and $48.5 million for the quarter ended June 30, 1997 and 1996, respectively. The increase is due, in part, to an increase in employment and employee training. G&A was $142.5 million and $145.4 million for the nine months ended June 30, 1997 and 1996, respectively. The dollar decline is due to higher foreign exchange losses in 1996 due to the Venezuelan Bolivar devaluation.




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

Unusual Charge

    During the quarter ended June 30, 1996, the Company recorded an unusual charge of $39.6 million. The charge consisted primarily of the write-off of $8.5 million of Oilfield Operations patents that no longer protected commercially significant technology, a $5.0 million impairment of a Latin America joint venture due to changing market conditions in the region in which it operates and restructuring charges totaling $24.1 million. The restructuring charges include the downsizing of Baker Hughes INTEQ's Singapore and Paris operations, a reorganization of Baker Hughes Process Equipment Company's Italian operations and the consolidation of certain Baker Oil Tools manufacturing operations. Noncash provisions of the charge totaled $25.3 million and consist primarily of the write-down of assets to net realizable value. The remaining $14.3 million of the charge represents future cash expenditures related to severance under existing benefit arrangements, the relocation of people and equipment and abandoned leases. The Company spent $4.2 million of the cash during 1996. For the nine months ended June 30, 1997, the Company spent $4.0 million and expects to spend substantially all of the remaining $6.1 million by the end of calendar 1997. Such expenditures relate to specific plans and clearly defined actions and will be funded from operations and available credit facilities.

Interest Expense

    Interest expense for the three and nine months ended June 30, 1997 decreased compared to the prior year periods due to the repayment of the 4.125% Swiss Franc Bonds which matured in June 1996.

Income Taxes

    The Company reached an agreement with the Internal Revenue Service ("IRS") to close the audit of its fiscal 1992 and 1993 U.S. consolidated income tax returns. The principal issue in the examination related to inter-company pricing on the transfer of goods and services between U.S. and non-U.S. subsidiary companies. As a result of the agreement, the Company recognized a tax benefit through the reversal of deferred income taxes previously provided of $11.4 million (approximately $0.08 per share) in the quarter ended June 30, 1997.

    The effective income tax rates for the three and nine months ended June 30, 1997, are down from the prior year periods due to the IRS settlement as explained above, a favorable change in the mix of foreign earnings, the fixed nature of the nondeductible goodwill amortization, an increase in export sales incentives utilized through the Company's foreign sales corporation and additional tax credits for increasing U.S. research activities.

                                    -15-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


    The Company expects the effective tax rate to be 38% in 1998.

CAPITAL RESOURCES AND LIQUIDITY

Financing Activities

    Net cash outflows from financing activities during the first nine months of 1997 were $16.3 million compared to $81.0 million for the first nine months in 1996.

    Total debt outstanding at June 30, 1997 was $687.9 million, compared to $675.4 million at September 30, 1996. The debt to equity ratio was .376 at June 30, 1997, compared to .400 at September 30, 1996.

    At June 30, 1997 the Company had $634.7 million of credit facilities with commercial banks, of which $300.0 million is committed. These facilities are subject to normal banking terms and conditions and do not materially restrict the Company's activities.

Investing Activities

    Net cash outflows from investing activities were $151.7 million in the first nine months of 1997 compared to cash outflows of $35.2 million in the first nine months of 1996.

    Proceeds from the disposal of assets and noncore businesses generated $39.9 million in the first nine months of 1997 compared to $33.6 million in the first nine months of 1996. Property additions increased to $191.6 million in 1997 from $131.6 million in 1996. The increase in additions is in line with the Company's objective of replacing and adding capital to increase productivity and ensure that the necessary capacity is available to meet the increased market demand.

    The majority of the capital expenditures have been in Oilfield Operations where the largest single item is the expenditure for rental tools and equipment to supplement the rental fleet. Funds provided from operations and outstanding lines of credit are expected to be more than adequate to meet future capital expenditure requirements. The Company expects 1997 capital expenditures to be in excess of $250 million.

Operating Activities

    Net cash inflows from operating activities for the first nine months of 1997 were $173.4 million compared to $115.2 million in the first nine months of 1996.

    The increase of $58.2 million in 1997 was due to an increase in net income adjusted for noncash items and a decrease in the growth of working capital from the prior year due primarily to the decrease in days sales outstanding from increased accounts receivable collections and an increase in trade debt offset by growth in inventory levels resulting from the increase in activity.


                                    -16-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


    During the June 1997 quarter, the Company began a multi-year initiative designed to completely overhaul and reengineer the Company's business processes. The initiative, named "Project Renaissance", will identify best practices and standardize these processes across the whole of BHI. As a technology enabler, the Company will move to an enterprise wide software solution and has chosen SAP R/3 as its platform for the future. This project is expected to cost in excess of $200 million over a four year period.

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

                                    -17-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


per share of common stock. The calculation of diluted EPS is expected to be lower than the basic EPS calculation by approximately 2-3%.

Segment Information

    In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which establishes new standards for reporting information about operating segments and for related disclosures about products and services, geographic areas and major customers. The statement is effective for financial statements for fiscal years beginning after December 15, 1997. Restatement of prior years is required. The Company is currently analyzing the impact of this statement and has not made a decision as to when to adopt.









































                                    -18-
                         PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         None.

    (b)  Reports on Form 8-K:

         A report on Form 8-K was filed with the Commission on July 17, 1997, as amended on Form 8-K/A dated August 11, 1997, reporting that the Company had consummated the transactions contemplated by the Agreement and Plan of Merger dated February 25, 1997, providing for the acquisition of Petrolite Corporation and Wm. S. Barnickel & Company by the Company.



































                                    -19-
                                SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       BAKER HUGHES INCORPORATED
                                             (Registrant)




Date:  August 14, 1997                 By  /s/LAWRENCE O'DONNELL, III
                                       ------------------------------------
                                           Vice President & General Counsel




Date:  August 14, 1996                 By  /s/JAMES E. BRAUN
                                       ------------------------------------
                                           Controller
































                                    -20-