Form 10-K
period 1997-09-30
BAKER HUGHES INC
filed 1997-12-08
CIK 808362

================================================================================

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                                       OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               ------------------

                         COMMISSION FILE NUMBER 1-9397

                               ------------------


                           BAKER HUGHES INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                               76-0207995
   (STATE OR OTHER JURISDICTION         (I.R.S. EMPLOYER IDENTIFICATION NO.)
 OF INCORPORATION OR ORGANIZATION)

          3900 ESSEX LANE, HOUSTON, TEXAS                  77027-5177
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (713)439-8600

                               ------------------


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                 ON WHICH REGISTERED
             -------------------                 ---------------------

           COMMON STOCK, $1 PAR VALUE            NEW YORK STOCK EXCHANGE
                                                 PACIFIC EXCHANGE
                                                 SWISS EXCHANGE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES    X     NO
                                                  ------      ------

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                               ------------------

     At December 3, 1997, the registrant had outstanding 169,318,406 shares of Common Stock, $1 par value. The aggregate market value of the Common Stock on such date (based on the closing price on the New York Stock Exchange) held by nonaffiliates was approximately $7,362,257,083.

                               ------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Annual Report to Stockholders for 1997 are incorporated by reference into Parts I and II.

     Portions of Registrant's 1997 Proxy Statement for the Annual Meeting of Stockholders to be held January 28, 1998 are incorporated by reference into
Part III.

================================================================================

                                     PART I


ITEM 1. BUSINESS

         The Company operates in three industry segments, oilfield, chemicals and process equipment. In addition to these industry segments, the Company manufactures and sells other products and provides services to industries not related to either the petroleum, specialty chemical or continuous process industries. Certain of the Company's operations are conducted through joint ventures, partnerships or alliances.

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

         For additional industry segment information for each of the three years in the three-year period ended September 30, 1997, see Note 10 of Notes to Consolidated Financial Statements which Notes are incorporated herein by reference in Part II, Item 8 ("Notes to Consolidated Financial Statements").


OILFIELD

         The Company is a leading provider of downhole tool technologies, products and services for the worldwide oilfield service industry, which are critical to drilling, completing and producing oil and gas wells.

         The Company manufactures and markets a broad range of roller cutter bits and fixed cutter diamond bits, ranging upward from 3-3/4 inches in diameter, which are designed for drilling in specific types of rock formations. The Company believes that it is the leading worldwide manufacturer of bits and that its principal competitors in this area are Smith International, Inc. ("Smith"), the Security Division of Dresser Industries, Inc. ("Dresser") and Reed Tool Company and Hycalog, each operating units of Camco International Inc. ("Camco").

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

         The Company believes that it is a leading supplier of directional and horizontal drilling services, downhole motors, coring services, subsurface surveying and measurement-while-drilling services to the oil and gas industry. The Company's specialized positive displacement downhole motors help operators to steer wells into pay zones for conventional directional drilling and short, medium and long-radius horizontal drilling. A full range of measurement-while-drilling systems provided by the Company use mud-pulse telemetry to deliver real-time downhole information on the drilling process and the reservoir. The systems are available for every application, from directional-only service through wireline-replacement and real-time logging. With regard to these products and services, the Company competes principally with Halliburton Energy Services, an operating unit of Halliburton, Sperry-Sun Drilling Services, a subsidiary of Dresser, and Anadrill, a subsidiary of Schlumberger Ltd. ("Schlumberger").

          After oil and gas wells are drilled, they must be completed and equipped using production tools, serviced to achieve safety and long-term productivity, protected against pressure and corrosion damage and stimulated or repaired during their productive lives. The Company provides a broad range of production tools and oilfield services to meet many of these needs.

          Packers, a major product of the Company, are used to seal the space between the production tubing and the casing to protect the casing from reservoir pressures and corrosive formation fluids and also to maintain the separation of productive zones. The Company believes that it is a leading worldwide producer of packers and that its principal competitors for sale of packers are Dresser Oil Tools, an operating unit of Dresser, Halliburton Energy Services, and Camco Products and Services, a division of Camco.

         Liner hanger tools and equipment used to suspend and set springs of casing pipe in wells are manufactured by the Company. The Company believes that it is a leading worldwide producer of liner hangers and its primary competitor is the Nodeco division of Weatherford Enterra, Inc. ("Weatherford").

         The Company provides fishing tool services using specialized tools to locate, dislodge and retrieve twisted off, dropped or damaged pipe, tools or other objects from the well bore. Major fishing tool competitors are Weatherford and Smith. The Company also provides inflatable and mechanical packers that are used in testing the potential of a well during the drilling phase prior to installation of casing, and under-reamers, which enlarge the well bore at any point below the surface to form a production cavity.

         The Company offers gravel packing, a specialized service that prevents sand from entering the well bore and reducing productivity, as well as other sand control services. It also provides tubing conveyed perforating services to provide paths through the casing and cement sheath in wells so that oil and gas can enter the well bore from the formation. Major gravel packing competitors include Dowell, a division of Schlumberger, and Halliburton Energy
Services. Tubing conveyed perforating competitors include the Wireline & Testing division of Schlumberger, Halliburton Energy Services, Dresser Oil Tools and Western Atlas Inc. The Company's gravel packing products and services also compete with frac-pack services provided by pressure pumping companies including BJ Services Company, Dowell and Halliburton Energy Services.

         Other completion, remedial and production products and services provided by the Company include control systems for surface and subsurface safety valves and surface flow lines; and flow regulators and packers used in secondary recovery waterflood projects. The Company's primary competitors are Halliburton Energy Services and Camco.

         The Company is a leader in oilfield electric submersible pumping systems ("ESPs"), which help raise oil to the surface. It also provides variable speed motor controllers and specialty armored power cables. Its major competition in ESPs is Reda, a division of Camco.

         Beginning with reservoir and field evaluation, the Company can help customers plan and manage individual wells and fields. This approach can encompass virtually all of the Company's oilfield products and services. Halliburton, Dresser and Schumberger are the principal competitors with this capability.

         Recent new technology offered by the Company includes downhole hydrocyclone oil/water separation systems, multi-lateral drilling and completion systems, coiled tubing drilling systems, remote actuated, downhole completion tools and rotary closed loop drilling systems.

CHEMICALS

         The Company manufactures specialty chemicals for inclusion in the sale of integrated chemical technology solutions for petroleum production, transportation and refining. These chemicals include specialty chemicals used by the production segments of the petroleum industry, as well as industrial chemicals used in refining, waste water treatment, mineral handling and cooling and boiler water processes. The principle geographic markets for this segment include all major oil and gas producing regions of the world. This segment also provides chemical technology solutions to other industrial markets throughout the world including petrochemicals, fuel additives, plastics, imaging and adhesives. The Company believes it is a leader in worldwide specialty oilfield chemicals and that its primary competitor is the Nalco- Exxon joint venture. The Company designs and manufactures systems for the treatment of produced water and its reinjection.

PROCESS EQUIPMENT

         The Company provides a broad range of solid/liquid separation equipment and systems to concentrate product or separate and remove waste material in the mineral, industrial, pulp and paper and municipal industries. The Company's product lines include vacuum filters (drum, disc and horizontal belt), filter presses, belt presses, granular media filters, thickeners, clarifiers, flotation cells and aeration equipment. The Company's principal competitors for sales for mineral and industrial applications are Dorr-Oliver, Outokumpu and Svedala; the Company's principal competitors for sales for municipal applications are Envirex, a business unit of United States Filter Corporation ("U.S. Filter"), Walker Process and General Filter; and the Company's principal competitor for sales for pulp and paper applications is Ahlstrom.

         The Company designs and manufactures process solutions for the oilfield and refinery markets. These solutions include equipment for the processing and conditioning of seawater for injection as desalting and primary and oily-water separation in oil production streams. The Company's products include fine filters, coarse filters, nutshell filters, flotation units, hydrocyclones, coalescers, dearation towers, electrochlorinators and electrostatic desalters. The primary competition in this area is Kvaerner, Serck Baker and U.S. Filter.

        The Company manufactures a broad range of continuous and batch centrifuges and specialty filters which are widely used in the environmental, chemical, minerals and pharmaceutical markets to dewater or classify process and waste streams. The Company's principal competitors in its continuous centrifuge product line are Alfa-Laval/Sharples, Tomoe and Flottweg. There are numerous small and large companies which compete in the batch centrifuge and filter product lines.

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

         Further information concerning Marketing, Competition and Economic Conditions is contained under the caption "Business Environment" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report to Stockholders and is incorporated herein by reference.

INTERNATIONAL OPERATIONS

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

RESEARCH AND DEVELOPMENT; PATENTS

         At September 30, 1997, the equivalent of approximately 412 full-time employees were engaged in research and development activities directed primarily toward improvement of existing products and services, design of specialized products to meet specific customer needs and development of new products and processes. For information regarding the amounts of research and development expense for each of the three years in the period ended September 30, 1997, see
Note 12 of Notes to Consolidated Financial Statements.

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

BUSINESS DEVELOPMENTS

OILFIELD

         Baker Hughes Oilfield Operations consists of five operating divisions:
Baker Hughes INTEQ, Baker Hughes Solutions, Baker Oil Tools, Centrilift and Hughes Christensen. Business developments over the past five years have positioned these divisions as leaders in providing products, services and technologies in the drilling, completion and production processes.

         In April 1992, the Company purchased Teleco Oilfield Services Incorporated, a leading provider of directional measurement-while-drilling technology. Also, during 1992, the Company combined Baker Service Tools with Baker Oil Tools, to streamline the Company's ability to market its completion, remedial and workover products and services.

         In 1993, in an effort to create a more efficient operating structure and to meet the needs of its customers, Baker Hughes INTEQ was formed by combining five of the Company's oilfield divisions. The formation of Baker Hughes INTEQ continued the Company's ongoing goal to pursue the directional and horizontal drilling, measurement-while-drilling, drilling fluids and sand control completions markets and to combine a full range of technologies into optimum integrated solutions.

         In September 1996, due in part to the growth of its integrated services business, the Company formed a new division, Baker Hughes Solutions, specifically devoted to integrated solutions and project management. The Company also moved the sand control completions business operated by Baker Hughes INTEQ to Baker Oil Tools to unify the Company's approach within the completions sector.

         In May 1997, the Company and Schlumberger signed agreements covering the joint development and marketing of the initial phase of Intelligent Completion Systems ("ICS") to the oilfield service industry. ICS is expected to provide remote reservoir monitoring and control to improve operation and enhance hydrocarbon recovery from deepwater and extended-reach horizontal wells. ICS is one of the major alliances outlined in the Letter of Intent signed by the Company and Schlumberger in September 1996. In another agreement between the Company and Schlumberger, Baker Oil Tools became the preferred supplier of completion technology and services to certain Schlumberger divisions. Schlumberger is the preferred supplier of coiled tubing services and downhole monitoring devices to Baker Oil Tools.

         In July 1997, the Company completed the acquisition of Drilex International Inc. to enhance the ability of the Company to meet the directional and horizontal drilling and workover needs of U.S. independent producers.

CHEMICALS

         Baker Petrolite Corporation (formerly Baker Performance Chemicals Incorporated) ("BPC") is the Company's chemicals business unit. In July 1997, the Company purchased Petrolite Corporation ("Petrolite") to combine it with BPC. BPC will continue to be a leading provider to the oilfield chemical market.

         In September 1996, BPC purchased BASF AG's oilfield chemical business to increase BPC's international presence and to provide BPC with access to BASF's oilfield chemical technology, manufacturing and research capabilities.

PROCESS EQUIPMENT

         Baker Hughes Process Equipment Company consists of three operating divisions: Baker Hughes Process Systems, Bird Machine Company ("Bird") and EIMCO Process Equipment. These three divisions provide separation technologies for the petroleum, municipal, continuous process and mining industries.

         In March and September of 1994, the operations of EnviroTech Measurements and Controls and EnviroTech Pumpsystems were sold. In 1996, the Company purchased Vortoil Separation Systems and Ketema Process Equipment Company to expand its product lines of liquid/solid and liquid/liquid separation equipment and increase the size of its process equipment operations.

         In July 1997, when the Company acquired Petrolite, it merged the PETRECO division of Petrolite with Baker Hughes Process Systems, to enhance the Company's ability to provide its customers complete process solutions. Also in July 1997, the Company acquired the Environmental Technology Division of Deutz AG and added that business to Bird. This provides Bird customers increased options and service, and provides Bird with a strategic presence in Europe.

         During the preceding six years, the Company acquired and disposed of several additional businesses, none of which, individually or in the aggregate, had a material effect on the Company's results of operations.


EMPLOYEES

         At September 30, 1997, the Company had a total of approximately 21,250 employees, as compared to approximately 16,800 employees at September 30, 1996. Approximately 2,200 employees at September 30, 1997 were represented under collective bargaining agreements that terminate at various times through 1999. The Company believes that its relations with its employees are satisfactory.

EXECUTIVE OFFICERS

         The following table shows as of December 3, 1997, the name of each executive officer of the Company, together with his age and all offices presently held with the Company.

NAME OF INDIVIDUAL                AGE
------------------                ---
Max L. Lukens                     49       President of the Company since October 1995; Chief Executive Officer of the
                                           Company since October 1996; and Chairman of the Board since January 1997.
                                           Employed 1981. Vice President and Chief Financial Officer of Baker, 1984-1987;
                                           Senior Vice President and Chief Financial Officer of the Company, 1987-1989;
                                           President, Baker Hughes Production Tools, 1989-1993; Senior Vice President of
                                           the Company, 1987-1994; Executive Vice President, 1994-1995; President, Baker
                                           Hughes Oilfield Operations, 1993-1995; and Chief Operating Officer of the
                                           Company, 1995-1996.

David H. Barr                     48       Vice President of Business Process Development since June 1997. Employed 1972.
                                           Vice President - Production and Technology, Hughes Christensen Company, 1994-
                                           1997; Vice President - Diamond Products, Hughes Christensen Company, 1993-
                                           1994; Vice President - Eastern Hemisphere, Hughes Christensen Company, 1990-
                                           1993; Vice President - North American Operations, Hughes Christensen Company,
                                           1988-1990.

M. Glen Bassett                   59       Vice President of the Company since 1995; and President, Baker Petrolite
                                           Corporation since July 1997. Employed 1980. President of Baker Performance
                                           Chemicals Incorporated, 1983-1997.

Joseph F. Brady                   51       Vice President of the Company since 1995; and President of Centrilift since
                                           1988. Employed 1981. President, Baker Lift Systems, 1983-1987; and President,
                                           Baker CAC, Inc., 1987-1988.

James E. Braun                    38       Vice President of the Company since December 1997; and Controller of the Company since 1993. Employed 1993. From 1981-1993, Deloitte & Touche LLP; Partner of
                                           Deloitte & Touche LLP from 1991.

Matthew G. Dick                   54       Vice President of the Company; and President of Baker Hughes Process Equipment
                                           Company since 1996. Employed 1975. Vice President - Western Hemisphere, Hughes
                                           Christensen Company, 1991-1993; Vice President - Oilfield Tricones, Hughes
                                           Christensen Company, 1993-1994; and Vice President - Eastern Hemisphere, Baker
                                           Hughes INTEQ, 1994-1996.

George S. Finley                  46       Senior Vice President and Chief Administrative Officer of the Company since
                                           1995. Employed 1982. Controller of the Company, 1987-1993; Vice President of
                                           the Company, 1990-1995; and Chief Financial Officer of Baker Hughes Oilfield
                                           Operations, 1993-1995.

Roger P. Herbert                  51       Vice President of the Company since 1994; and Vice President-Technology and
                                           Market Development of the Company since 1995. Employed 1988.  President,
                                           Baker Hughes Drilling Systems, 1988-1990; President, Baker Hughes MWD,
                                           1990-1991; President, Develco, 1991-1993; and Vice President-Technology
                                           and Market Development, Baker Hughes Oilfield Operations, 1993-1995.

Edwin C. Howell                   50       Vice President of the Company since 1995; and President of Baker Oil Tools since 1992. Employed 1975. President, Baker Service Tools, 1989-1992.

Eric L. Mattson                   46       Senior Vice President of the Company since 1994; and Chief Financial Officer of the Company since 1993. Employed 1980. Treasurer of the Company, 1983-1994;
                                           and Vice President of the Company, 1988 to 1994.

Lawrence O'Donnell, III           40       Vice President and General Counsel of the Company since 1995. Employed 1991.
                                           Deputy General Counsel of the Company, 1991-1995; Vice President and General
                                           Counsel, Baker Hughes Oilfield Operations, 1994-1995; and Corporate Secretary
                                           of the Company, 1992-1996.

Timothy J. Probert                46       Vice President of the Company since 1994; and President of Baker Hughes INTEQ since 1996. Employed 1972. President, Milpark, 1989-1990; President, Eastman
                                           Christensen, 1990-1992; President, Eastman Teleco, 1992-1993; Executive Vice
                                           President, Baker Hughes INTEQ, 1993; Vice President, Drilling & Evaluation
                                           Technology Unit, Baker Hughes INTEQ, 1993-1994; and President, Baker Hughes
                                           Process Equipment Company, 1994-1996.

Andrew J. Szescila                50       Senior Vice President of the Company and President, Baker Hughes Oilfield
                                           Operations, since July 1997; Vice President of the Company from 1995-1997; and
                                           President of Hughes Christensen Company from 1989-1997. Employed 1973.
                                           President, BJ Services International, 1987-1988; and President, Baker Service
                                           Tools, 1988-1989.

Jabian P. Trahan                  51       Vice President of the Company since 1995; and President of Baker Hughes
                                           Solutions since 1996. Employed 1978. President, Baker Sand Control, 1990-1993;
                                           and President, Baker Hughes INTEQ, 1993-1996.

Douglas J. Wall                   44       Vice President of the Company and President of Hughes Christensen Company
                                           since December 1997. Employed 1997. President, Western Rock Bit Company
                                           Limited, 1992-1997.

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

         While making projections of future costs in the environmental area can be difficult and uncertain, based upon current information, the Company estimates that during the fiscal year ending September 30, 1998, the Company will spend approximately $23,220,000 to enable the Company to comply with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment (collectively, "Environmental Regulations"). Based upon current information, the Company believes that its compliance with Environmental Regulations will not have a material adverse effect upon the capital expenditures, earnings and competitive position of the Company because the Company has adequate reserves for such compliance expenditures or the cost to the Company for such compliance will be small when compared to the Company's overall net worth.

         In addition to the amounts described in the preceding paragraph, based upon current information, the Company estimates that it will incur capital expenditures of approximately $3,324,000 for environmental control equipment during the fiscal year ending September 30, 1998. Based upon current information, the Company believes that capital expenditures for environmental control equipment for the 1998 and 1999 fiscal years, as well as such future periods as the Company deems relevant, will not have a material adverse effect upon the financial condition of the Company because the aggregate amount of these expenditures for those periods is or will be small when compared to the Company's overall net worth.

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

                 (a)      Baker Performance Chemicals Incorporated and
         Petrolite Corporation (now known as BPC), a subsidiary of the Company, Hughes Christensen Company ("HC"), Milpark Drilling Fluids ("Milpark") (now known as INTEQ), and Baker Oil Tools ("BOT"), a division of Baker Hughes Oilfield Operations, Inc. ("BHOO"), have been named as PRPs in the Sheridan Superfund Site, located in Hempstead, Texas. The remedial work at this site is being overseen by the Texas Natural Resource Conservation Commission ("TNRCC"). A trust (the "Sheridan Site Trust") was formed to manage the site remediation and administrative details of the project. The Company participates as a member of the Sheridan Site Trust. Total remedial and administrative costs are estimated by Sheridan Site Trust officials to total approximately $30,000,000. Contribution of the Company's subsidiaries and divisions (including Baker Hughes Tubular Services, Inc. ("BHTS") which was sold to ICO on September 30, 1992), is estimated to be 1.81% of those costs.

                 (b) Spectrace Instruments, Inc. ("Spectrace") the assets of which were sold to Thermo- Electron Corporation on March 15, 1994, is a named respondent to an EPA Administrative Order associated with the MEW Study Area, an eight square mile soil and groundwater contamination site located in Mountain View, California. A group of PRPs estimates that the total cost of remediation will be approximately $80,000,000. The Company's environmental consultants have conducted extensive investigations of Spectrace's operating facility located within the MEW Study Area and have concluded that Spectrace's activities could not have been the source of any contamination in the soil or groundwater at and around the MEW Study Area. The EPA has informed the Company that no further work needs to be performed on Spectrace's site and indicated that the EPA does not believe there is a contaminant source on the property. However, the Company continues to be named in the EPA's Administrative Order. The Company continues to believe the EPA's Administrative Order for Remedial Design and Remedial Action is not valid with respect to the Company's subsidiary and is seeking the withdrawal of the Administrative Order with respect to the Company's subsidiary.

                 (c) Baker Performance Chemicals Incorporated (now known as BPC) was named in an administrative action brought by the EPA pursuant to the Toxic Substances Control Act, as amended. The complaint filed by the EPA alleges failure on the part of BPC to properly update the EPA with the volume of Toxic Substance Control Act listed substances manufactured. The EPA has proposed a fine against BPC in the amount of $104,000.

                 (d) In May 1987, Baker Performance Chemicals Incorporated (now known as BPC) entered into an Agreed Administrative Order with the then Texas Water Commission, now known as the TNRCC, with respect to soil and groundwater contamination at the Odessa - Hillmont site located in Odessa, Texas. This site was previously used by BPC as a chemical blending plant. The contaminated soil has been removed, and the site continues in the groundwater recovery/treatment phase at an annual cost to the Company of approximately $20,000.

                 (e) Oil Base, Inc. and Hughes Drilling Fluids (now known as INTEQ) have been identified by the EPA as PRPs in the PAB Oil and Chemical Superfund Site located in Abbeville, Louisiana. The Company has estimated that the contribution to the contamination by these entities may be from 2.0% to 5.0% of the total waste at this site. A volumetric calculation is not possible because the disposal records maintained at this site are incomplete and inaccurate. The Company's ultimate percentage of liability will depend in part upon the final allocation of volumes among the participating PRPs (members of the PAB site Remediation Group, L.L.C. ("PAB Group")). Resolution of these allocation issues is currently being sought through the Company's participation in the PAB Group formed to implement the EPA Administrative Order. Current estimates of the total cost of remediation at this site is approximately $7,000,000. Remediation is underway and the Company has provided interim funding of remedial activity through the PAB Group of up to 4% of the total estimated cost of remediation.

                 (f) PA Inc., a former subsidiary of the Company, was identified as a PRP in the Sonics International Site, a former hazardous waste disposal facility located near Ranger, Texas. This site is currently being administered by the TNRCC under the Texas Superfund Statute. The Company allegedly contributed 1.64% of the waste volume at the site. It is not possible at this time to quantify the Company's ultimate liability. The remediation proposed by the TNRCC is estimated to cost $700,000.

                 (g) Milpark (now known as INTEQ) has been identified as a PRP at the Toups Farm Superfund Site (eligible for cleanup under the Texas State Cleanup Fund) located two miles north of South Lake at the intersection of Highway 105 and Highway 326 near Hallettsville, Texas. The site consists of approximately 21 acres and was operated over the years as a municipal landfill, fence post treating company and a hog farm. Based on available information, the Company does not believe that it has any liability for contamination at the site.

                 (h) The Company and Baker Performance Chemicals Incorporated (now known as BPC) have been named as PRPs at the former Fike Chemical Company site located in Nitro, West Virginia. The Company and BPC were alleged to be responsible by virtue of business transactions involving toll chemical processing and raw materials with the site's operator, Fike Chemical. Contractual indemnities, associated with the acquisition of Chemlink, that protect the Company and BPC from liability (and associated defense costs, if any) associated with this site, have been executed and are in place and have been acknowledged by the EPA and the Department of Justice (Environmental Division).

                 (i) Milpark (now known as INTEQ) and Baker Sand Control (now known as BOT) have been named as PRPs at the DL Mud Superfund Site located in Abbeville, Louisiana. This site was used for the disposal of used drilling fluids and drilling muds. However, another named PRP is responsible for a majority of the waste volume disposed at this site, and such PRP is presently engaged in the remediation of the site. To date neither the other PRP nor the EPA have produced any substantive waste disposal or transportation documentation linking the Company or its subsidiaries or divisions to the environmental conditions at the site. The Company does not anticipate that it will have any liability for this site.

                 (j) Milpark (now known as INTEQ) has been named as a PRP at the Mar Services Superfund site located in Crankton, Louisiana. It has been estimated that the contribution to this site by the Company's subsidiary is approximately 0.08% of the total volume of solids at the site (based upon a volumetric calculation). The site is now undergoing investigative studies to determine the remedial action plan as well as a total estimated cost for remediation.

                 (k) Teleco Oilfield Services, Inc. (now known as INTEQ) has been named as a PRP at the Solvent Recycling Service of New England Superfund Site located in Southington, Connecticut. Approximately 1,000 companies have been named as PRPs at this site. Calculations from the PRP group verified by the Company, indicate that Teleco contributed 0.00006% of the volume at the site. The total cost of cleanup at the site is currently estimated to be $3,500,000. A deminimis buyout offer from either the EPA or the PRP group is anticipated in the future.

                 (l)      In January 1996, Petrolite Corporation (now known as
         BPC) was named as a PRP by the TNRCC at the McBay Oil and Gas State Superfund site. The Company has disputed its involvement in the site based on the fact that it has no knowledge of transporting waste to the site. However, the Company has transacted product sales to McBay Oil and Gas Company. Documentation of product sales has been sent to the TNRCC. Based on available information, the Company does not believe that it has any liability for contamination at this site.

                 (m)      In July 1997, Petrolite Corporation (now known as
         BPC), was named by the EPA as a PRP at the Shore Refinery Site, Kilgore, Gregg County, Texas. The Company has completed a thorough search of its documents and records. The Company has concluded that it has not arranged for the disposal, treatment, or transportation of hazardous substances or used oil at the site. To date, the EPA has not produced any substantive, hazardous substance treatment, disposal or transportation documentation linking the Company or any of its subsidiaries or divisions to the environmental conditions at the site. The Company does not believe that it has any liability for contamination at the site.

         While PRPs in Superfund actions have joint and several liability for all costs of remediation in many of the sites described above, it is not possible at this time to quantify the Company's ultimate exposure because the project is either in its early investigative or remediation stage. Based upon current information, the Company does not believe that probable and reasonably possible expenditures in connection with any of the sites described above are likely to have a material adverse effect on the Company's financial condition because: (i) the Company has established adequate reserves to cover what the Company presently believes will be its ultimate liability with respect to the matter, (ii) the Company and its subsidiaries have only limited involvement in the sites based upon a volumetric calculation, as described above, (iii) there are other PRPs that have greater involvement on a volumetric calculation basis who have substantial assets and who may reasonably be expected to pay their share of the cost of remediation, (iv) where discussed above, the Company has insurance coverage or contractual indemnities from third parties to cover the ultimate liability, and (v) the Company's ultimate liability, based upon current information, is small compared to the Company's overall net worth.

         The Company is subject to various other governmental proceedings relating to environmental matters, but the Company does not believe that any of these matters is likely to have a material adverse effect on its financial condition.

ITEM 2. PROPERTIES

         The Company operates 85 manufacturing plants, almost all of which are owned, ranging in size from approximately 750 square feet to approximately 230,000 square feet of manufacturing space and totaling more than 3,395,000 square feet. Of such total, approximately 2,241,000 square feet (66%) are located in the United States, 206,000 square feet (6%) are located in the Western Hemisphere exclusive of the United States, 818,000 square feet (24%) are located in Europe, and 130,000 square feet (4%) are located in the Eastern Hemisphere exclusive of Europe. These manufacturing plants by industry segment and geographic area appear in the table below. The Company also owns or leases and operates various customer service centers and shops, and sales and administrative offices throughout the geographic areas in which it operates.

                                                     Other              Other
                                           United  Western              Eastern
                                           States  Hemisphere  Europe  Hemisphere  Total
                                           ------  ----------  ------  ----------  -----
Oilfield                                     24         7         8         9        48
Chemicals                                    11         3         3         5        22
Process equipment                             7         2         6         -        15

         The Company believes that its manufacturing facilities are well maintained. The Company also has a significant investment in service vehicles, rental tools and equipment. During 1997 and 1996, the Company recognized permanent impairments and wrote down to net realizable value certain inventory, property, plant and equipment. For further information regarding these write-downs, see Note 5 of Notes to Consolidated Financial Statements. Property additions increased in 1997 as the Company added capacity to meet the increased market demand. The Company believes that it has the capacity to meet increased demands in each of its industry segments.

ITEM 3. LEGAL PROCEEDINGS

         The Company is sometimes named as a defendant in litigation relating to the products and services it provides. The Company insures against these risks to the extent deemed prudent by its management, but no assurance can be given that the nature and amount of such insurance will in every case fully indemnify the Company against liabilities arising out of pending and future legal proceedings relating to its ordinary business activities. However, the Company is not a party to any litigation the probable outcome of which, in the opinion of the Company's management, would have a material adverse effect on the consolidated financial condition of the Company.

         See also "Item 1. Business -- Environmental Matters."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Common Stock, $1.00 par value per share (the "Common Stock"), of the Company is principally traded on The New York Stock Exchange. The Common Stock is also traded on the Pacific Exchange and the Swiss Exchange. At December 3, 1997, there were approximately 96,663 stockholders and 17,650 stockholders of record.

         For information regarding quarterly high and low sales prices on the New York Stock Exchange for the Common Stock, during the two years ended September 30, 1997 and information regarding dividends declared on the Common Stock during the two years ended September 30, 1997, see Note 15 of Notes to Consolidated Financial Statements.


ITEM 6.  SELECTED FINANCIAL DATA

         The information set forth under the caption "Condensed Comparative Consolidated Financial Information" in the 1997 Annual Report to Stockholders is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report to Stockholders ("MD&A") is incorporated herein by reference.


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

         The information set forth under the sub-caption "Quantitative and Qualitative Market Risk Disclosures" under MD&A is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of the Company and the independent auditors' report set forth in the 1997 Annual Report to Stockholders are incorporated herein by reference:

         Independent Auditors' Report.

         Consolidated Statements of Operations for each of the three years in the period ended September 30, 1997.

         Consolidated Statements of Financial Position as of September 30, 1997 and 1996.

         Consolidated Statements of Stockholders' Equity for each of the three years in the period ended September 30, 1997.

         Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 1997.

         Notes to Consolidated Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning the directors of the Company is set forth in the section entitled "Election of Directors" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 28, 1998, which section is incorporated herein by reference. For information regarding executive officers of the Company, see "Item 1. Business -- Executive Officers." Additional information regarding compliance by directors and executive officers with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for the Annual Meeting of Stockholders to be held on January 28, 1998, which section is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information for this item is set forth in the section entitled "Executive Compensation" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 28, 1998, which section is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         Information concerning security ownership of certain beneficial owners and management is set forth in the sections entitled "Voting Securities" and "Security Ownership of Management" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held January 28, 1998, which sections are incorporated herein by reference.

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

                 3.2      By-Laws

                 3.3 Certificate of Designation of Series L Preferred Stock of Baker Hughes Incorporated (filed as Exhibit
                          3.3 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference).

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

                 4.3      By-Laws (filed as Exhibit 3.2 hereto).

                 4.4 Certificate of Designation of Series L Preferred Stock of Baker Hughes Incorporated (filed as Exhibit
                          4.4 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference).

                 10.1 Employment Agreement between Baker Hughes Incorporated and Max L. Lukens dated as of December 7, 1994 (filed as Exhibit 10.3 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference).

                 10.2 Severance Agreement between Baker Hughes Incorporated and David H. Barr dated as of July 23, 1997.

                 10.3 Severance Agreement between Baker Hughes Incorporated and M. Glen Bassett dated as of July 23, 1997.

                 10.4 Severance Agreement between Baker Hughes Incorporated and Joseph F. Brady dated as of July 23, 1997.

                 10.5 Severance Agreement between Baker Hughes Incorporated and Matthew G. Dick dated as of July 23, 1997.

                 10.6 Severance Agreement between Baker Hughes Incorporated and G. Stephen Finley dated as of July 23, 1997.

                 10.7 Severance Agreement between Baker Hughes Incorporated and R. Patrick Herbert dated as of July 23, 1997.

                 10.8 Severance Agreement between Baker Hughes Incorporated and Edwin C. Howell dated as of July 23, 1997.

                 10.9 Severance Agreement between Baker Hughes Incorporated and Max L. Lukens dated as of July 23, 1997.

                 10.10 Severance Agreement between Baker Hughes Incorporated and Eric L. Mattson dated as of July 23, 1997.

                 10.11 Severance Agreement between Baker Hughes Incorporated and Lawrence O'Donnell, III dated as of July 23, 1997.

                 10.12 Severance Agreement between Baker Hughes Incorporated and Timothy J. Probert dated as of July 23, 1997.

                 10.13 Severance Agreement between Baker Hughes Incorporated and Andrew J. Szescila dated as of July 23, 1997.

                 10.14 Severance Agreement between Baker Hughes Incorporated and Jay P. Trahan dated as of July 23, 1997.

                 10.15 Amended and Restated 1991 Employee Stock Bonus Plan of Baker Hughes Incorporated.

                 10.16 Amendment No. 1997-1 to the Amended and Restated 1991 Employee Stock Bonus Plan.

                 10.17 Restated 1987 Stock Option Plan of Baker Hughes Incorporated (Amended as of October 24, 1990).

                 10.18 1987 Convertible Debenture Plan of Baker Hughes Incorporated (Amended as of October 24, 1990).

                 10.19 Baker Hughes Incorporated Supplemental Retirement Plan (filed as Exhibit 10.10 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference).

                 10.20 Amendment No. 1997-1 to the Baker Hughes Incorporated Supplemental Retirement Plan.

                 10.21 Executive Severance Policy (filed as Exhibit 10.11 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference).

                 10.22 1993 Stock Option Plan (filed as Exhibit 10.12 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference).

                 10.23    Amendment No. 1997-1 to the 1993 Stock Option Plan.

                 10.24    1993 Employee Stock Bonus Plan (filed as Exhibit
                          10.13 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference).

                 10.25    Amendment No. 1997-1 to the 1993 Employee Stock Bonus
                          Plan.

                 10.26    Director Compensation Deferral Plan (filed as Exhibit
                          10.15 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference).

                 10.27 1995 Employee Annual Incentive Compensation Plan (filed as Exhibit 10.16 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference).

                 10.28 Amendment No. 1997-1 to the 1995 Employee Annual Incentive Compensation Plan.

                 10.29 1995 Stock Award Plan (filed as Exhibit 10.17 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference).

                 10.30    Amendment No. 1997-1 to the 1995 Stock Award Plan.

                 10.31    Long Term Incentive Plan.

                 10.32 Form of Credit Agreement, dated as of September 1, 1994, among Baker Hughes Incorporated and eighteen banks (filed as Exhibit 10.18 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference).

                 10.33 Form of Nonqualified Stock Option Agreement for directors (filed as Exhibit 10.16 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference).

                 10.34 Form of Nonqualified Stock Option Agreement for employees (filed as Exhibit 10.17 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference).

                 10.35 Form of Incentive Stock Option Agreement for employees (filed as Exhibit 10.18 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference).

                 10.36 Agreement and Plan of Merger among Baker Hughes Incorporated, Baker Hughes Missouri, Inc., Baker Hughes Delaware, Inc., Petrolite Corporation and
                          Wm. S. Barnickel & Company, dated as of February 25, 1997 (filed as Exhibit 2.1 to Form 8-K dated March 5, 1997 and incorporated herein by reference).

                 11.1     Statement of Computation of Earnings per Common
                          Share.

                 13.1     Portions of 1997 Annual Report to Stockholders.

                 21.1     Subsidiaries of Registrant.

                 23.1     Consent of Deloitte & Touche LLP.

                 27.1     Financial Data Schedule (for SEC purposes only).


(b) REPORTS ON FORM 8-K:

         A report on Form 8-K was filed on July 17, 1997, as amended on Form 8-K/A dated August 11, 1997, reporting that the Company had consummated the transactions contemplated by the Agreement and Plan of Merger dated as of February 25, 1997, providing for the acquisition of Petrolite Corporation and Wm. S. Barnickel & Company by the Company.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of December, 1997.


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


         Signature                                          Title                             Date
         ---------                                          -----                             ----
 /s/ MAX L. LUKENS                         Chairman of the Board, President          December 8, 1997
-----------------------------------        and Chief Executive Officer
 (Max L. Lukens)                           (principal executive officer)



 /s/ E. L. MATTSON                         Senior Vice President and                 December 8, 1997
-----------------------------------        Chief Financial Officer
 (E. L. Mattson)                           (principal financial officer)



 /s/ JAMES E. BRAUN                        Vice President and Controller             December 8, 1997
--------------------                       (principal accounting officer)
 (James E. Braun)


/s/ LESTER M. ALBERTHAL, JR.               Director                                  December 8, 1997
---------------------------
 (Lester M Alberthal, Jr.)


 /s/ VICTOR G. BEGHINI                     Director                                  December 8, 1997
---------------------------
 (Victor G. Beghini)

 /s/ JACK S. BLANTON                       Director                                  December 8, 1997
---------------------------
 (Jack S. Blanton)


 /s/ EUNICE M. FILTER                      Director                                  December 8, 1997
---------------------------
 (Eunice M. Filter)


 /s/ JOE B. FOSTER                         Director                                  December 8, 1997
-----------------------------------
 (Joe B. Foster)


 /s/ RICHARD D. KINDER                     Director                                  December 8, 1997
---------------------------
 (Richard D. Kinder)


 /s/ JOHN F. MAHER                         Director                                  December 8, 1997
-----------------------------------
 (John F. Maher)


/s/ JAMES F. McCALL                        Director                                  December 8, 1997
---------------------------
 (James F. McCall)


/s/ H. JOHN RILEY, JR.                     Director                                  December 8, 1997
---------------------------
 (H. John Riley, Jr.)


/s/ DONALD C. TRAUSCHT                     Director                                  December 8, 1997
---------------------------
 (Donald C. Trauscht)

                               Index to Exhibits

         EXHIBIT NUMBER                                     DESCRIPTION
         --------------                                     -----------
                 3.1      Restated Certificate of Incorporation (filed as Exhibit 3.1 to Annual Report of Baker Hughes
                          Incorporated on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference).

                 3.2      By-Laws

                 3.3      Certificate of Designation of Series L Preferred Stock of Baker Hughes Incorporated (filed as
                          Exhibit 3.3 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended
                          September 30, 1996 and incorporated herein by reference).

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

                 4.3      By-Laws (filed as Exhibit 3.2 hereto).

                 4.4      Certificate of Designation of Series L Preferred Stock of Baker Hughes Incorporated (filed as
                          Exhibit 4.4 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended
                          September 30, 1996 and incorporated herein by reference).

                 10.1     Employment Agreement between Baker Hughes Incorporated and Max L. Lukens dated as of December
                          7, 1994 (filed as Exhibit 10.3 to Annual Report of Baker Hughes Incorporated on Form 10-K for
                          the year ended September 30, 1994 and incorporated herein by reference).

                 10.2     Severance Agreement between Baker Hughes Incorporated and David H. Barr dated as of July 23, 1997.

                 10.3     Severance Agreement between Baker Hughes Incorporated and M. Glen Bassett dated as of July 23, 1997.

                 10.4     Severance Agreement between Baker Hughes Incorporated and Joseph F. Brady dated as of July 23, 1997.

                 10.5     Severance Agreement between Baker Hughes Incorporated and Matthew G. Dick dated as of July 23, 1997.

                 10.6     Severance Agreement between Baker Hughes Incorporated and G. Stephen Finley dated as of July 23, 1997.

                 10.7     Severance Agreement between Baker Hughes Incorporated and R. Patrick Herbert dated as of July 23, 1997.

                 10.8     Severance Agreement between Baker Hughes Incorporated and Edwin C. Howell dated as of July 23, 1997.

                 10.9     Severance Agreement between Baker Hughes Incorporated and Max L. Lukens dated as of July 23, 1997.

                 10.10    Severance Agreement between Baker Hughes Incorporated and Eric L. Mattson dated as of July 23, 1997.

                 10.11    Severance Agreement between Baker Hughes Incorporated and Lawrence O'Donnell, III dated as of July 23,
                          1997.

                 10.12    Severance Agreement between Baker Hughes Incorporated and Timothy J. Probert dated as of July 23, 1997.

                 10.13    Severance Agreement between Baker Hughes Incorporated and Andrew J. Szescila dated as of July 23, 1997.

                 10.14    Severance Agreement between Baker Hughes Incorporated and Jay P. Trahan dated as of July 23, 1997.

                 10.15    Amended and Restated 1991 Employee Stock Bonus Plan of Baker Hughes Incorporated.

                 10.16    Amendment No. 1997-1 to the Amended and Restated 1991 Employee Stock Bonus Plan.

                 10.17    Restated 1987 Stock Option Plan of Baker Hughes Incorporated (Amended as of October 24, 1990).

                 10.18    1987 Convertible Debenture Plan of Baker Hughes Incorporated (Amended as of October 24, 1990).

                 10.19    Baker Hughes Incorporated Supplemental Retirement Plan (filed as Exhibit 10.10 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference).

                 10.20    Amendment No. 1997-1 to the Baker Hughes Incorporated Supplemental Retirement Plan.

                 10.21    Executive Severance Policy (filed as Exhibit 10.11 to Annual Report of Baker Hughes
                          Incorporated on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference).

                 10.22    1993 Stock Option Plan (filed as Exhibit 10.12 to Annual Report of Baker Hughes Incorporated on
                          Form 10-K for the year ended September 30, 1993 and incorporated herein by reference).

                 10.23    Amendment No. 1997-1 to the 1993 Stock Option Plan.

                 10.24    1993 Employee Stock Bonus Plan (filed as Exhibit 10.13 to Annual Report of Baker Hughes
                          Incorporated on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference).

                 10.25    Amendment No. 1997-1 to the 1993 Employee Stock Bonus Plan.

                 10.26    Director Compensation Deferral Plan (filed as Exhibit 10.15 to Annual Report of Baker Hughes
                          Incorporated on Form 10-K for the year ended September 30, 1993 and incorporated herein by reference).

                 10.27    1995 Employee Annual Incentive Compensation Plan (filed as Exhibit 10.16 to Annual Report of
                          Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference).

                 10.28    Amendment No. 1997-1 to the 1995 Employee Annual Incentive Compensation Plan.

                 10.29    1995 Stock Award Plan (filed as Exhibit 10.17 to Annual Report of Baker Hughes Incorporated on
                          Form 10-K for the year ended September 30, 1994 and incorporated herein by reference).

                 10.30    Amendment No. 1997-1 to the 1995 Stock Award Plan.

                 10.31    Long Term Incentive Plan.

                 10.32    Form of Credit Agreement, dated as of September 1, 1994, among Baker Hughes Incorporated and eighteen banks (filed as Exhibit 10.18 to Annual Report of Baker Hughes Incorporated on Form
                          10-K for the year ended September 30, 1994 and incorporated herein by reference).

                 10.33    Form of Nonqualified Stock Option Agreement for directors (filed as Exhibit 10.16 to Annual
                          Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference).

                 10.34    Form of Nonqualified Stock Option Agreement for employees (filed as Exhibit 10.17 to Annual
                          Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference).

                 10.35    Form of Incentive Stock Option Agreement for employees (filed as Exhibit 10.18 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference).

                 10.36    Agreement and Plan of Merger among Baker Hughes Incorporated, Baker Hughes Missouri, Inc., Baker
                          Hughes Delaware, Inc., Petrolite Corporation and Wm. S. Barnickel & Company, dated as of February 25,
                          1997 (filed as Exhibit 2.1 to Form 8-K dated March 5, 1997 and incorporated herein by reference).

                 11.1     Statement of Computation of Earnings per Common Share.

                 13.1     Portions of 1997 Annual Report to Stockholders.

                 21.1     Subsidiaries of Registrant.

                 23.1     Consent of Deloitte & Touche LLP.

                 27.1     Financial Data Schedule (for SEC purposes only).