Form 10-Q
period 1997-12-31
BAKER HUGHES INC
filed 1998-02-12
CIK 808362

---------------------------------------------------------------------------


                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

               X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended December 31, 1997

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934


                          -----------------------------

                          Commission file number 1-9397

                          -----------------------------

                            BAKER HUGHES INCORPORATED
             (Exact name of registrant as specified in its charter)


             Delaware                                         76-0207995
(State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                      Identification No.)
 3900 Essex Lane, Houston, Texas                                77027
(Address of principal executive offices)                      (Zip code)

    Registrant's telephone number, including area code:  (713) 439-8600

                          -----------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                         Outstanding at January 31, 1998
              -----                         -------------------------------

Common Stock, $1.00 par value per share            169,477,700 shares



---------------------------------------------------------------------------


                         BAKER HUGHES INCORPORATED




                                   INDEX


                                                                       Page
                                                                        No.
                                                                       ----
Part I - Financial Information:


    Consolidated Condensed Statements of Operations - Three Months
         ended December 31, 1997 and 1996                                2

    Consolidated Condensed Statements of Financial Position
         - December 31, 1997 and September 30, 1997                      3

    Consolidated Condensed Statements of Cash Flows - Three months
         ended December 31, 1997 and 1996                                4

    Notes to Consolidated Condensed Financial Statements                 5

    Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                           8


Part II - Other Information                                             15





























                                    -1-
                         PART I.  FINANCIAL INFORMATION
                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In millions, except per share amounts)


                                                        Three Months Ended
                                                           December 31,
                                                          1997       1996
REVENUES:                                             ---------  ---------
  Sales                                              $    773.4 $    551.7
  Services and rentals                                    360.0      275.0
                                                      ---------  ---------
    Total revenues                                      1,133.4      826.7
COSTS AND EXPENSES:                                   ---------  ---------
  Cost of sales                                           477.5      348.1
  Cost of services and rentals                            197.4      157.6
  Selling, general and administrative                     306.4      217.1
  Amortization of goodwill and other intangibles           10.3        7.6
                                                      ---------  ---------
    Total costs and expenses                              991.6      730.4
                                                      ---------  ---------
Operating income                                          141.8       96.3
Interest expense                                          (14.5)     (11.8)
Interest income                                              .7         .5
                                                      ---------  ---------
Income before income taxes and cumulative effect of
  accounting change                                       128.0       85.0
Income taxes                                              (48.6)     (33.5)
                                                      ---------  ---------
Income before cumulative effect of accounting change       79.4       51.5
Cumulative effect of accounting change -
  Impairment of long-lived assets to be disposed of
    (net of $6.0 income tax benefit)                                 (12.1)
                                                      ---------  ---------
Net income                                           $     79.4 $     39.4
                                                      =========  =========
Earnings Per share of Common Stock - Basic:
  Income before cumulative effect of accounting
    change                                           $      .47 $      .35
  Cumulative effect of accounting change                              (.08)
                                                      ---------  ---------
  Net income                                         $      .47 $      .27
                                                      =========  =========

Earnings Per Share of Common Stock - Diluted:
  Income before cumulative effect of accounting
    change                                           $      .46 $      .34
  Cumulative effect of accounting change                              (.08)
                                                      ---------  ---------
  Net income                                         $      .46 $      .26
                                                      =========  =========

Cash dividends per share of common stock             $     .115 $     .115
                                                      =========  =========

   See accompanying notes to consolidated condensed financial statements.


                                    -2-
                         BAKER HUGHES INCORPORATED
          CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                              (In millions)

                                  ASSETS
                                                 December 31, September 30,
                                                     1997          1997
Current Assets:                                   ----------    ----------
  Cash and cash equivalents                      $       8.4   $       8.6
  Receivables - net                                  1,074.0       1,047.1
  Inventories                                        1,105.6       1,030.5
  Deferred income taxes                                 79.8          83.8
  Other current assets                                  59.5          50.5
                                                  ----------    ----------
    Total current assets                             2,327.3       2,220.5
Property - net                                       1,049.5         982.9
Other assets                                           476.3         497.5
Excess costs arising from acquisitions - net         1,052.3       1,055.4
                                                  ----------    ----------
    Total assets                                 $   4,905.4   $   4,756.3
                                                  ==========    ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                               $     458.0    $    499.7
  Short-term borrowings and current portion
    of long-term debt                                    1.8           9.6
  Accrued employee compensation and benefits           175.9         223.2
  Income taxes payable                                  45.7          48.6
  Other accrued liabilities                            188.5         155.2
                                                  ----------    ----------
    Total current liabilities                          869.9         936.3
                                                  ----------    ----------
Long-term debt                                         978.2         771.8
                                                  ----------    ----------
Deferred income taxes                                  261.8         275.9
                                                  ----------    ----------
Other long-term liabilities                            163.4         167.7
                                                  ----------    ----------
Stockholders' Equity:
  Common stock                                         169.4         169.1
  Capital in excess of par value                     2,241.5       2,236.0
  Retained earnings                                    343.6         283.7
  Cumulative foreign currency translation
    adjustment                                        (160.5)       (144.9)
  Unrealized gain on securities available for sale      38.1          60.7
                                                  ----------    ----------
    Total stockholders' equity                       2,632.1       2,604.6
                                                  ----------    ----------
    Total liabilities and stockholders'          $   4,905.4   $   4,756.3
                                                  ==========    ==========

   See accompanying notes to consolidated condensed financial statements.





                                    -3-
                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                      Three Months Ended
                                                         December 31,
                                                      1997          1996
                                                    --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $    79.4     $    39.4
Adjustments to reconcile net income to net cash
  flows from operating activities:
    Depreciation and amortization of:
      Property                                          45.1          32.4
      Other assets and debt discount                    12.8          10.0
    Deferred income taxes                                3.5           7.2
    Gain on disposal of assets                          (9.7)         (7.0)
    Foreign currency translation (gain)loss - net       (2.0)
    Cumulative effect of accounting change                            12.1
    Change in receivables                              (21.0)        (11.2)
    Change in inventories                              (59.3)        (40.8)
    Change in accounts payable                         (47.6)        (35.2)
    Changes in other assets and liabilities            (61.1)        (10.0)
                                                    --------      --------
Net cash flows from operating activities               (59.9)         (3.1)
                                                    --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                  (105.2)        (54.7)
  Proceeds from disposal of assets                      17.5          13.3
  Cash obtained in stock acquisition                                   3.3
  Acquisition of business, net of cash acquired        (33.1)
                                                    --------      --------
Net cash flows from investing activities              (120.8)        (38.1)
                                                    --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from commercial paper and
    revolving credit facilities                        195.9          56.3
  Proceeds from exercise of stock options                5.6          12.6
  Dividends                                            (19.5)        (16.7)
                                                    --------      --------
Net cash flows from financing activities               182.0          52.2
                                                    --------      --------
Effect of exchange rate changes on cash                 (1.5)           .2
                                                    --------      --------
(Decrease)increase in cash and cash equivalents          (.2)         11.2
Cash and cash equivalents, beginning of period           8.6           7.7
                                                    --------      --------
Cash and cash equivalents, end of period           $     8.4     $    18.9
                                                    ========      ========

Income taxes paid                                  $    48.0     $    12.9
Interest paid                                      $     8.8     $     6.6

   See accompanying notes to consolidated condensed financial statements.





                                    -4-
                         BAKER HUGHES INCORPORATED

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1. General

    In the opinion of Baker Hughes Incorporated (the "Company" or "Baker Hughes"), the unaudited consolidated condensed financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the Company's consolidated financial position as of December 31, 1997 and its consolidated results of operations and cash flows for each of the three month periods ended December 31, 1997 and 1996. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (see the Company's Annual Report on Form 10-K for the year ended September 30, 1997 for the most recent annual financial statements prepared in accordance with generally accepted accounting principles). The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year. In the Notes to Consolidated Condensed Financial Statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated.

Note 2. Inventories

    Inventories are comprised of the following:

                              December 31,       September 30,
                                 1997                 1997
                              -----------        ------------
Finished goods                $     907.2         $     832.3
Work in process                     122.2                98.3
Raw materials                        76.2                99.9
                               ----------          ----------
    Total                     $   1,105.6         $   1,030.5
                               ==========          ==========

Note 3. Acquisition

    On October 24, 1997, the Company acquired Oil Dynamics, Inc. ("ODI") from Franklin Electric Co. Inc. for $34.4 million. ODI is a manufacturer of electric submersible pumps used to lift crude oil in producing regions worldwide and has been added to the operations of Centrilift. The acquisition was accounted for using the purchase method of accounting. Accordingly, the cost of the acquisition has been allocated to assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition, October 24, 1997. The operating results of ODI are included in the consolidated condensed statement of operations from the acquisition date. Pro forma results of the acquisition have not been presented as the pro forma revenue, income before accounting change and earnings per share would not be materially different from the Company's actual results.


                                    -5-
                         BAKER HUGHES INCORPORATED

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


Note 4. Income Per Common Share

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which establishes new standards for computing and presenting earnings per share ("EPS"), in the quarter ended December 31, 1997. Reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

                     For the Three Months Ended  For the Three Months Ended
                        December 31, 1997           December 31, 1996
                       Income        Shares        Income        Shares
                     (Numerator)  (Denominator)  (Numerator)  (Denominator)
                      ---------    -----------    ---------    -----------
Basic EPS               $79.4         169.3         $39.4         147.6
Effect of dilutive
  securities:
    Stock plans                         1.5                         1.4
    Liquid Yield
      Option Notes        1.7           7.2           1.6           7.2
                         ----         -----          ----         -----
Diluted EPS             $81.1         178.0         $41.0         156.2
                         ====         =====          ====         =====

    Options to purchase 3.2 million shares of common stock were not included in the computation of diluted EPS because the options' exercise price of $47.81 was greater than the average market price of the Company's common stock during the quarter.



























                                    -6-
                         BAKER HUGHES INCORPORATED

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


Note 5. Segment Information

    Summarized financial information concerning the Company's reportable segments is shown in the following table:

Three Months Ended                             Process
December 31, 1997      Oilfield   Chemicals   Equipment    Other     Total
------------------     --------   ---------   ---------  --------  --------
Revenues               $  827.8   $  176.6    $  124.1   $    4.9  $1,133.4
Segment profit(loss)      128.0       20.5         9.0      (29.5)    128.0
Total assets            3,175.1      997.3       378.6      354.4   4,905.4

Three Months Ended
December 31, 1996
------------------
Revenues               $  652.9   $   76.7    $   90.2   $    6.9  $  826.7
Segment profit(loss)       92.3        6.0         6.9      (20.2)     85.0
Total assets            2,601.0      294.9       253.5      295.2   3,444.6

    The following table presents the details of "Other" segment profit
(loss):

                                   Three Months Ended
                                      December 31,
                                    1997       1996
                                   ------     ------
Corporate expenses                 $(15.8)    $ (9.7)
Interest expense - net              (13.8)     (11.3)
Other                                  .1         .8
                                   ------     ------
    Total                          $(29.5)    $(20.2)
                                   ======     ======






















                                    -7-
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                         AND RESULTS OF OPERATIONS


    Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's Consolidated Condensed Financial Statements and the related notes thereto.

FORWARD-LOOKING STATEMENTS

    MD&A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "forecasts," "will," "could," "targeted," "quantified," "may" and similar expressions are intended to identify forward-looking statements. No assurance can be given that actual results may not differ materially from those in the forward-looking statements herein for reasons including the effect of competition, the level of petroleum industry exploration and production expenditures, world economic conditions, prices of, and the demand for, crude oil and natural gas, drilling activity, weather, the legislative environment in the United States and other countries, OPEC policy, conflict in the Middle East and other major petroleum producing or consuming regions, the development of technology that lowers overall finding and development costs and the condition of the capital and equity markets.

BUSINESS ENVIRONMENT

Oilfield

    Oilfield Operations consists of five business units - Baker Hughes INTEQ, Baker Hughes Solutions, Baker Oil Tools, Centrilift and Hughes Christensen - that provide products, services and solutions used in the drilling, completion, production and maintenance of oil and gas wells. The business environment for Oilfield Operations and its corresponding operating results are affected significantly by petroleum industry exploration and production expenditures. These expenditures are influenced strongly by oil company expectations about the supply and demand for crude oil and natural gas, energy prices and finding and development costs. Petroleum supply and demand, pricing and finding and development costs, in turn, are influenced by numerous factors including, but not limited to, those described above in "--Forward-Looking Statements". Oilfield Operations generated 73% of the Company's consolidated revenues in the quarter ended December 31, 1997.

    Three key factors to the oilfield service markets are the impact of technology, the growth in outsourcing and partnering and the need to expand operations to keep pace with the demand for the Company's products and services.

    Technology: Advances in the design and application of the Company's products and services allow oil and gas operators to drill and complete wells at a lower overall cost. At the same time, this technology helps accelerate hydrocarbon production and enhance reserve recovery.




                                    -8-
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


    Outsourcing and Partnering: Similarly, oil companies have increased their levels of outsourcing to, and partnering with, service companies because this approach has proven to be effective in lowering finding and development costs. The Company continues to expand and develop its involvement in project management by working closely with customers in project planning and in the engineering and integration of several products and services into solutions that meet client objectives.

    Growth: Expenditures by the Company's customers for exploration and production programs are increasing. In turn, the markets for the Company's products and services are growing as the demand for developing new supplies of hydrocarbons paces the increasing worldwide demand for energy. Such growth requires significant additions to the Company's manufacturing capacity, rental tool fleet and work force.

    Crude oil and natural gas prices and the Baker Hughes rotary rig count are summarized in the tables below as quarterly averages followed by the Company's outlook. While reading the Company's outlook set forth below, caution is advised that the factors described above in "--Forward-Looking Statements" and "--Business Environment" could negatively impact the Company's expectations for oil demand, oil and gas prices and drilling activity.

Oil and Gas Prices

Three Months Ended December 31,                         1997        1996
--------------------------------------------------------------------------
WTI ($/bbl)                                            20.02       24.67
U.S. Spot Natural Gas ($/mcf)                           2.72        2.96

    The Company expects crude oil to trade between $16 and $21 per barrel in 1998 while remaining susceptible to short-term price fluctuations and volatility as the growth in worldwide demand is met by increased production. U.S. natural gas prices are expected to moderate somewhat in 1998 as increased imports from Canada, increased production from the U.S. and pipeline de-bottlenecking improve supply availability. Natural gas prices are expected to average above $2/mcf. The Company believes that natural gas prices at or above $2/mcf will sustain the current natural gas exploration and development drilling activity.















                                    -9-
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


Rotary Rig Count

Three Months Ended December 31,                         1997        1996
--------------------------------------------------------------------------
U.S. - Land                                              873         736
U.S. - Offshore                                          125         109
Canada                                                   448         318
--------------------------------------------------------------------------
    North America                                      1,446       1,163
--------------------------------------------------------------------------
Latin America                                            280         281
North Sea                                                 55          54
Other Europe                                              56          62
Africa                                                    75          82
Middle East                                              165         138
Asia Pacific                                             173         181
--------------------------------------------------------------------------
    International                                        804         798
--------------------------------------------------------------------------
Worldwide                                              2,250       1,961
--------------------------------------------------------------------------
U.S. Workover                                          1,427       1,352

    The Company anticipates continued growth in the worldwide demand for hydrocarbons that will result in increased spending by oil and gas companies for the development of the hydrocarbon supply. The increase is dependent on continued worldwide economic growth and, in particular, economic growth in developing countries which may be adversely impacted by the recent banking crisis in Asia. The increased spending is expected to result in increased drilling activity in most regions.

    North America: The Company anticipates that the rate of growth in North American drilling activity will slow in 1998. While both offshore and land based activity will remain strong, growth will be limited by a shortage of offshore and land based drilling rigs.

    International: The Company expects that most international areas will post an increasing rig count in 1998. The Company is forecasting increases in Latin America, the Middle East and the North Sea while activity in Africa and Asia Pacific is forecasted to be flat.

Chemicals

    Baker Petrolite is the sole business unit reported in this segment and is the result of combining Baker Performance Chemicals Incorporated, previously reported in the oilfield segment, and Petrolite Corporation ("Petrolite"), acquired in July, 1997. Baker Petrolite generated 16% of the Company's consolidated revenues in the quarter ended December 31, 1997.






                                    -10-
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


    Operating in all major oil and gas producing regions of the world, Baker Petrolite manufactures specialty chemicals for inclusion in the sale of integrated chemical technology solutions for petroleum production, transportation and refining. In addition to those business environment factors discussed above for the oilfield segment, the business environment for the chemicals segment is significantly influenced by the trend of continued reduction in the total operating cost of the customer base which includes major multi-national, independent and national or state-owned oil companies. Improvements in chemical technology and its application, as well as the expanded use of alliance relationships, enable Baker Petrolite to reduce overall production, transportation and refining costs.

    Baker Petrolite also provides chemical technology solutions to other industrial markets throughout the world including petrochemicals, steel, fuel additives, plastics, imaging and adhesives. The business environments for these markets are individually unique but most are influenced by the general level of gross domestic product.

Process Equipment

    Process Equipment consists of four business units - EIMCO Process Equipment, Bird Machine Company, Baker Hughes Process Systems and Baker Hughes Industrial Services - that provide technologies that separate solids from liquids and liquids from liquids through filtration, sedimentation, centrifugation and flotation processes. The business environment for Process Equipment and its corresponding operating results are affected significantly by spending on large capital projects in the pulp and paper, industrial, refining, chemical and municipal wastewater treatment markets. Spending on capital projects is influenced by numerous factors including, but not limited to, commodity price cycles, especially copper and pulp, the supply and demand for refined products and chemicals, the expanding Asian populations and economies, as well as environmental pressures and legislation. Except for the Asian and copper markets, the Company anticipates increased capital project activity in the refining, chemical and industrial markets. In addition, the Company anticipates growth from acquisitions and new technology. Process Equipment generated 11% of the Company's consolidated revenues in the quarter ended December 31, 1997.

ACQUISITIONS

Oil Dynamics, Inc.

    On October 24, 1997, the Company acquired Oil Dynamics, Inc. ("ODI") from Franklin Electric Co. Inc. ODI is a manufacturer of electric submersible pumps used to lift crude oil in producing regions worldwide and will be added to the operations of Centrilift. The purchase price was $34.4 million.







                                    -11-
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


RESULTS OF OPERATIONS

Revenues

    Consolidated revenues for the quarter ended December 31, 1997 were $1,133.4 million, an increase of 37% over revenues of $826.7 million for the same quarter a year ago. Sales revenues were up $221.7 million, an increase of 40%, and service and rentals revenues were up $85.0 million, an increase of 31%, in each case, over the same quarter a year ago. Approximately 64% of the Company's consolidated revenues were derived from international activities.

    Oilfield Operations reported revenues for the first quarter of 1998 of $827.8 million, an increase of 27% over revenues of $652.9 million for the first quarter of 1997. Revenue growth outpaced rig count increases in most areas of the world. In particular, revenues in Venezuela increased 68% as that country continues to work towards its stated goal of significantly increasing production.

    Baker Petrolite revenues increased to $176.6 million in the first quarter of 1998 compared to $76.7 million in the first quarter of 1997 due to the Petrolite acquisition in July 1997.

    Process Equipment revenues were $124.1 million for the three months ended December 31, 1997, an increase of 38% over the same quarter a year ago. Excluding revenues from 1997 acquisitions of $42.5 million, revenues for the three months ended December 31, 1997 declined 9.5% due primarily to the decline in copper prices driven by the economic problems in Asia resulting in delays in customers' capital spending.

Costs and Expenses Applicable to Revenues

    Cost of sales and cost of services and rentals have increased from the prior year quarter consistent with the related revenue increases. Gross margin percentages have increased from 38.8% in the first quarter of 1997 to 40.5% in the first quarter of 1998.

Selling, General and Administrative

    Selling, general and administrative ("SG&A") expense increased $89.3 million in the first quarter of 1998 from the first quarter of 1997. As a percent of consolidated revenues, SG&A expense was 27.0% and 26.3% in the first quarter of 1998 and 1997, respectively.

    Excluding the impact of acquisitions, the Company added approximately 3,700 employees, a 22% increase in headcount since the first quarter of 1997, to keep pace with the increased activity levels. As a result, employee training and development efforts have increased compared to the prior year.





                                    -12-
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


Amortization Expense

    Amortization expense in 1998 increased $2.7 million from the first quarter of 1997 due to the Petrolite acquisition.

Interest Expense

    Interest expense in the first quarter of 1998 increased $2.7 million from the first quarter of 1997 due to higher debt levels during the 1998 quarter as compared to the 1997 quarter.

Income Taxes

    The effective income tax rate for the three months ended December 31, 1997 was 38.0%, down from 39.5% in the prior year quarter due primarily to a change in the mix of foreign earnings and the fixed nature of the nondeductible goodwill amortization.

CAPITAL RESOURCES AND LIQUIDITY

Financing Activities

    Net cash inflows from financing activities were $182.0 million in the first quarter of 1998 compared to $52.2 million for the same period in 1997. The change from the prior year is due to increased borrowings to fund higher working capital levels, higher capital spending and the ODI acquisition.

    Total debt outstanding at December 31, 1997 was $980.0 million, compared to $781.4 million at September 30, 1997. The debt to equity ratio was .37 at December 31, 1997, compared to .30 at September 30, 1997.

    Cash dividends increased in the first quarter of 1998 compared to 1997 due to an increase in the number of shares of common stock outstanding primarily resulting from shares issued in connection with the Petrolite and Drilex International Inc. acquisitions in 1997.

    At December 31, 1997, the Company had $644.9 million of credit facilities with commercial banks, of which $300.0 million is committed. These facilities are subject to normal banking terms and conditions and do not materially restrict the Company's activities.

Investing Activities

    Net cash outflows from investing activities were $120.8 million in the first quarter of 1998 compared to cash outflows of $38.1 million in the first quarter of 1997.

    Property additions increased significantly in 1998 to $105.2 million from $54.7 million in the first quarter of 1997 as the Company adds capacity to meet the increased market demand. The majority of the capital expenditures have been in Oilfield Operations where expenditures for rental tools and machinery and equipment accounted for 31% and 47% of total

                                    -13-
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


capital expenditures for the first quarter of 1998. Funds provided from operations and outstanding lines of credit are expected to be more than adequate to meet future capital expenditure requirements. The Company expects 1998 capital expenditures to be in excess of $450 million.

    The Company used short term borrowings to purchase ODI in October 1997 for a purchase price, net of cash acquired, of $33.1 million. The Company obtained $3.3 million of cash from the stock for stock acquisition of Drilex in 1997.

Operating Activities

    Net cash outflows from operating activities were $59.9 million and $3.1 million for the first quarter of 1998 and 1997, respectively. The primary use of cash by operating activities was to fund increases in working capital due to increased levels of activity.

ACCOUNTING STANDARDS

Impairment of Long-Lived Assets

    The Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, effective October 1, 1996. The statement sets forth guidance as to when to recognize an impairment of long-lived assets, including goodwill, and how to measure such an impairment. The methodology set forth in SFAS No. 121 is not significantly different from the Company's current policy and, therefore, the adoption of SFAS No. 121 does not have a significant impact on the consolidated financial statements, as it relates to impairment of long-lived assets used in operations. However, SFAS No. 121 also addresses the accounting for long-lived assets to be disposed of and requires these assets to be carried at the lower of cost or fair market value, rather than the lower of cost or net realizable value, the method that was previously used by the Company. The Company recognized a charge to income of $12.1 million ($.08 per share), net of a tax benefit of $6.0 million, as the cumulative effect of a change in accounting in the first quarter of 1997.

Comprehensive Income

    In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which for the Company is effective in the year ending September 30, 1999. SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. The Company will be analyzing SFAS No. 130 during 1998 to determine what, if any, additional disclosures will be required.









                                    -14-
                         PART II. OTHER INFORMATION


Item 1. Legal Proceedings

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    The Company's Annual Meeting of Stockholders was held on January 28, 1998, to elect four Class I members of the Board of Directors, to approve the Long Term Incentive Plan and to consider a Stockholder proposal to implement or increase activity on the MacBride Principles with respect to the Company's operations in Northern Ireland.

    The four Class I directors who were so elected are:  John F. Maher,
H. John Riley, Jr., Charles L. Watson and Max P. Watson, Jr. The directors whose term of office continued after the Annual Meeting are: Lester M. Alberthal, Jr., Victor G. Beghini, Eunice M. Filter, Joe B. Foster, Richard
D. Kinder, Max L. Lukens and James F. McCall. Paul M. Anderson was elected by the remaining Class II directors, effective March 1, 1998, to fill the vacancy created by the retirement of Donald C. Trauscht due to the term limitation contained in the Company's Bylaws. The number of affirmative votes and the number of votes withheld for the four Class I directors so elected were:

                                                 Number of       Number of
                                                Affirmative        Votes
                                                   Votes          Withheld
                                                -----------     -----------
    John F. Maher                               137,716,776      3,948,063
    H. John Riley, Jr.                          139,119,714      2,545,125
    Charles L. Watson, Jr.                      139,039,366      2,625,473
    Max P. Watson, Jr.                          139,034,698      2,630,141

    The number of affirmative votes, the number of negative votes, the number of abstentions and the number of broker non-votes with respect to the approval of the Long Term Incentive Plan and the stockholder proposal regarding Northern Ireland were as follows:

                          Number of    Number of
                         Affirmative   Negative                    Broker
                            Votes        Votes     Abstentions   Non-Votes
                         -----------  -----------  -----------  -----------
Approval of Long Term
    Incentive Plan       128,711,127   12,177,132      776,580            0

Proposal regarding
    Northern Ireland      21,577,124   88,078,456   12,176,854   19,832,405

Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         (27) Financial Data Schedule

    (b)  Reports on Form 8-K:

         None.
                                    -15-
                                SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       BAKER HUGHES INCORPORATED
                                             (Registrant)




Date:  February 13, 1998               By  /s/LAWRENCE O'DONNELL, III
                                       ------------------------------------
                                         Vice President and General Counsel





Date:  February 13, 1998               By  /s/JAMES E. BRAUN
                                       ------------------------------------
                                         Vice President and Controller































                                    -16-