Form 10-Q
period 1998-03-31
BAKER HUGHES INC
filed 1998-05-15
CIK 808362

---------------------------------------------------------------------------


                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

               X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934


                          -----------------------------

                          Commission file number 1-9397

                          -----------------------------

                            BAKER HUGHES INCORPORATED
             (Exact name of registrant as specified in its charter)


             Delaware                                         76-0207995
(State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                      Identification No.)
 3900 Essex Lane, Houston, Texas                                77027
(Address of principal executive offices)                      (Zip code)

    Registrant's telephone number, including area code:  (713) 439-8600

                          -----------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                          Outstanding at May 1, 1998
              -----                         -------------------------------

Common Stock, $1.00 par value per share            169,709,279 shares



---------------------------------------------------------------------------


                         BAKER HUGHES INCORPORATED




                                   INDEX


                                                                       Page
                                                                        No.
                                                                       ----
Part I - Financial Information:


    Consolidated Condensed Statements of Operations - Three months and
         six months ended March 31, 1998 and 1997                        2

    Consolidated Condensed Statements of Financial Position
         - March 31, 1998 and September 30, 1997                         4

    Consolidated Condensed Statements of Cash Flows - Six months
         ended March 31, 1998 and 1997                                   5

    Notes to Consolidated Condensed Financial Statements                 6

    Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                          10


Part II - Other Information                                             19





























                                    -1-
                       PART I.  FINANCIAL INFORMATION
                         BAKER HUGHES INCORPORATED
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (In millions, except per share amounts)


                                 Three Months Ended     Six Months Ended
                                      March 31,             March 31,
                                   1998       1997       1998       1997
                                --------------------  --------------------
REVENUES:
  Sales                        $    792.0 $    553.4 $  1,565.4 $  1,105.2
  Services and rentals              365.4      296.8      725.4      571.7
                                ---------  ---------  ---------  ---------
    Total revenues                1,157.4      850.2    2,290.8    1,676.9
                                ---------  ---------  ---------  ---------

COSTS AND EXPENSES:
  Costs of sales                    492.0      348.4      969.5      696.5
  Costs of services and rentals     209.1      172.7      406.5      330.3
  Selling, general and
    administrative                  309.6      216.7      616.0      433.8
  Amortization of goodwill
    and other intangibles            10.3        7.7       20.6       15.3
                                ---------  ---------  ---------  ---------
    Total costs and expenses      1,021.0      745.5    2,012.6    1,475.9
                                ---------  ---------  ---------  ---------
Operating income                    136.4      104.7      278.2      201.0
Interest expense                    (17.6)     (12.1)     (32.1)     (23.9)
Interest income                       1.1         .3        1.8         .9
                                ---------  ---------  ---------  ---------
Income before income taxes and
  cumulative effect of
  accounting change                 119.9       92.9      247.9      178.0
Income taxes                        (40.6)     (34.9)     (89.2)     (68.5)
                                ---------  ---------  ---------  ---------
Income before cumulative effect
  of accounting change               79.3       58.0      158.7      109.5
Cumulative effect of accounting
  change - Impairment of long-
  lived assets to be disposed of
  (net of $6.0 income tax
  benefit)                                                           (12.1)
                                ---------  ---------  ---------  ---------
Net income                     $     79.3 $     58.0 $    158.7 $     97.4
                                =========  =========  =========  =========













                                    -2-
                         PART I.  FINANCIAL INFORMATION
                            BAKER HUGHES INCORPORATED
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS CONTINUED
                      (In millions, except per share amounts)


                                 Three Months Ended     Six Months Ended
                                      March 31,             March 31,
                                   1998       1997       1998       1997
                                --------------------  --------------------

Earnings Per Share of Common Stock - Basic:
  Income before cumulative
    effect of accounting
    change                     $      .47 $      .39 $      .94 $      .74
  Cumulative effect of
    accounting change                                                 (.08)
                                ---------  ---------  ---------  ---------
  Net income                   $      .47 $      .39 $      .94 $      .66
                                =========  =========  =========  =========

Earnings Per Share of Common Stock - Diluted:
  Income before cumulative
    effect of accounting
    change                     $      .46 $      .38 $      .91 $      .72
  Cumulative effect of
    accounting change                                                 (.08)
                                ---------  ---------  ---------  ---------
  Net income                   $      .46 $      .38 $      .91 $      .64
                                =========  =========  =========  =========
Cash dividends per share of
  common stock                 $     .115 $     .115 $      .23 $      .23
                                =========  =========  =========  =========

   See accompanying notes to consolidated condensed financial statements.
























                                    -3-
                         BAKER HUGHES INCORPORATED
          CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                              (In millions)

                                  ASSETS
                                                   March 31,  September 30,
                                                     1998          1997
Current Assets:                                   ----------    ----------
  Cash and cash equivalents                      $       9.3   $       8.6
  Receivables - net                                  1,105.7       1,047.1
  Inventories                                        1,197.2       1,030.5
  Deferred income taxes                                 75.8          83.8
  Other current assets                                  65.8          50.5
                                                  ----------    ----------
    Total current assets                             2,453.8       2,220.5
Property - net                                       1,129.6         982.9
Other assets                                           480.4         497.5
Excess costs arising from acquisitions - net         1,069.8       1,055.4
                                                  ----------    ----------
    Total assets                                 $   5,133.6   $   4,756.3
                                                  ==========    ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                               $     443.4    $    499.7
  Short-term borrowings and current portion
    of long-term debt                                  152.0           9.6
  Accrued employee compensation and benefits           183.3         223.2
  Income taxes payable                                  41.3          48.6
  Other accrued liabilities                            179.7         155.2
                                                  ----------    ----------
    Total current liabilities                          999.7         936.3
                                                  ----------    ----------
Long-term debt                                       1,029.7         771.8
                                                  ----------    ----------
Deferred income taxes                                  249.0         275.9
                                                  ----------    ----------
Other long-term liabilities                            163.5         167.7
                                                  ----------    ----------
Stockholders' Equity:
  Common stock                                         169.7         169.1
  Capital in excess of par value                     2,246.3       2,236.0
  Retained earnings                                    403.4         283.7
  Cumulative foreign currency translation
    adjustment                                        (159.7)       (144.9)
  Unrealized gain on securities available for sale      32.0          60.7
                                                  ----------    ----------
    Total stockholders' equity                       2,691.7       2,604.6
                                                  ----------    ----------
    Total liabilities and stockholders'          $   5,133.6   $   4,756.3
                                                  ==========    ==========

   See accompanying notes to consolidated condensed financial statements.





                                    -4-
                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                       Six Months Ended
                                                           March 31,
                                                      1998          1997
                                                    --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $   158.7     $    97.4
Adjustments to reconcile net income to net cash
  flows from operating activities:
    Depreciation and amortization of:
      Property                                          91.4          66.6
      Other assets and debt discount                    25.8          20.2
    Deferred income taxes                               (4.5)         24.6
    Gain on disposal of assets                         (18.0)        (16.2)
    Foreign currency translation (gain)loss - net        1.7          (2.6)
    Cumulative effect of accounting change                            12.1
    Change in receivables                              (47.2)        (34.3)
    Change in inventories                             (145.1)        (76.3)
    Change in accounts payable                         (57.8)          3.7
    Changes in other assets and liabilities            (76.6)        (19.8)
                                                    --------      --------
Net cash flows from operating activities               (71.6)         75.4
                                                    --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                  (243.5)       (122.2)
  Proceeds from disposal of assets                      35.7          26.9
  Cash obtained in stock acquisition                                   3.3
  Acquisition of businesses, net of cash acquired      (80.6)
                                                    --------      --------
Net cash flows from investing activities              (288.4)        (92.0)
                                                    --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from commercial paper and
    revolving credit facilities                        389.2          25.8
  Proceeds from exercise of stock options               10.7          23.4
  Dividends                                            (38.9)        (33.4)
                                                    --------      --------
Net cash flows from financing activities               361.0          15.8
                                                    --------      --------
Effect of exchange rate changes on cash                  (.3)           .2
                                                    --------      --------
Increase(decrease) in cash and cash equivalents           .7           (.6)
Cash and cash equivalents, beginning of period           8.6           7.7
                                                    --------      --------
Cash and cash equivalents, end of period           $     9.3     $     7.1
                                                    ========      ========

Income taxes paid                                  $    98.1     $    32.0
Interest paid                                      $    26.3     $    17.7

   See accompanying notes to consolidated condensed financial statements.





                                    -5-
                         BAKER HUGHES INCORPORATED

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1. General

    In the opinion of Baker Hughes Incorporated (the "Company" or "Baker Hughes"), the unaudited consolidated condensed financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the Company's consolidated financial position as of March 31, 1998 and its consolidated results of operations and cash flows for each of the three and six month periods ended March 31, 1998 and 1997. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (see the Company's Annual Report on Form 10-K for the year ended September 30, 1997 for the most recent annual financial statements prepared in accordance with generally accepted accounting principles). The results of operations for the three and six months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. In the Notes to Consolidated Condensed Financial Statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated.

Note 2. Inventories

    Inventories are comprised of the following:

                               March 31,         September 30,
                                 1998                 1997
                              -----------        ------------
Finished goods                $     910.3         $     832.3
Work in process                     129.0                98.3
Raw materials                       157.9                99.9
                               ----------          ----------
    Total                     $   1,197.2         $   1,030.5
                               ==========          ==========

Note 3. Acquisitions

    On October 24, 1997, the Company acquired Oil Dynamics, Inc. ("ODI") from Franklin Electric Co. Inc. for $34.4 million. ODI is a manufacturer of electric submersible pumps used to lift crude oil in producing regions worldwide and has been added to the operations of Centrilift.

    On March 3, 1998, the Company acquired the assets of Western Rock Bit Company Limited ("WRB"). WRB had been the Company's exclusive licensee and distributor of bits in Canada and will be operated as a separate division of Hughes Christensen. The purchase price was $31.4 million.

    Other acquisitions were made by the Company during the six months ended March 31, 1998, that were not individually nor in the aggregate material to the consolidated financial statements of the Company.


                                    -6-
                         BAKER HUGHES INCORPORATED

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


    These acquisitions were accounted for using the purchase method of accounting. Accordingly, the cost of each acquisition has been allocated to assets acquired and liabilities assumed based on their estimated fair market values at the date of the acquisition. The operating results of these acquisitions are included in the consolidated condensed statement of operations from their respective acquisition date.

    Pro forma results of these acquisitions have not been presented as the pro forma revenue, income before accounting change and earnings per share would not be materially different from the Company's actual results.

Note 4. Income Per Common Share

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which establishes new standards for computing and presenting earnings per share ("EPS"), in the quarter ended December 31, 1997.

    Reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

                     For the Three Months Ended  For the Three Months Ended
                           March 31, 1998              March 31, 1997
                       Income        Shares        Income        Shares
                     (Numerator)  (Denominator)  (Numerator)  (Denominator)
                      ---------    -----------    ---------    -----------
Basic EPS              $ 79.3         169.5        $ 58.0         148.1
Effect of dilutive
  securities:
    Stock plans                         1.2                         1.4
    Liquid Yield
      Option Notes        1.7           7.2           1.5           7.2
                        -----         -----         -----         -----
Diluted EPS            $ 81.0         177.9        $ 59.5         156.7
                        =====         =====         =====         =====

                      For the Six Months Ended    For the Six Months Ended
                           March 31, 1998              March 31, 1997
                       Income        Shares        Income        Shares
                     (Numerator)  (Denominator)  (Numerator)  (Denominator)
                      ---------    -----------    ---------    -----------
Basic EPS              $158.7         169.4        $ 97.4         147.8
Effect of dilutive
  securities:
    Stock plans                         1.4                         1.5
    Liquid Yield
      Option Notes        3.4           7.2           3.1           7.2
                        -----         -----         -----         -----
Diluted EPS            $162.1         178.0        $100.5         156.5
                        =====         =====         =====         =====

    Options to purchase 3.2 million shares of common stock were not included in the computation of diluted EPS for the three months and the six

                                    -7-
                         BAKER HUGHES INCORPORATED

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


months ended March 31, 1998 because the options' exercise price of $47.81 was greater than the average market price of the Company's common stock during the respective periods.

Note 5. Segment Information

    Summarized financial information concerning the Company's reportable segments is shown in the following table:

Three Months Ended                             Process
March 31, 1998         Oilfield   Chemicals   Equipment    Other     Total
------------------     --------   ---------   ---------  --------  --------
Revenues               $  842.4   $   185.4   $   123.3  $    6.3  $1,157.4
Segment profit(loss)      119.5        24.9        10.0     (34.5)    119.9
Total assets            3,338.4     1,010.9       418.4     365.9   5,133.6

Three Months Ended
March 31, 1997
------------------
Revenues               $  677.9   $    82.9   $    82.9  $    6.5  $  850.2
Segment profit(loss)       95.4         9.0         8.4     (19.9)     92.9
Total assets            2,667.9       298.0       235.8     298.7   3,500.4

Six Months Ended
March 31, 1998
------------------
Revenues               $1,670.2   $   361.9   $   247.4  $   11.3  $2,290.8
Segment profit(loss)      247.5        45.4        19.0     (64.0)    247.9

Six Months Ended
March 31, 1997
------------------
Revenues               $1,330.8   $   159.6   $   173.1  $   13.4  $1,676.9
Segment profit(loss)      187.7        15.0        15.3     (40.0)    178.0

    The following table presents the details of "Other" segment profit
(loss):

                                   Three Months Ended      Six Months Ended
                                        March 31,             March 31,
                                    1998       1997       1998       1997
                                   ------     ------     ------     ------
Corporate expenses                 $(17.7)    $ (8.7)    $(33.5)    $(18.4)
Interest expense - net              (16.5)     (11.8)     (30.3)     (23.0)
Other                                 (.3)        .6        (.2)       1.4
                                   ------     ------     ------     ------
    Total                          $(34.5)    $(19.9)    $(64.0)    $(40.0)
                                   ======     ======     ======     ======

Note 6. Subsequent Event

    On May 10, 1998, Baker Hughes signed a merger agreement (the
"Agreement") with Western Atlas Inc. ("Western Atlas"), which was

                                    -8-
                         BAKER HUGHES INCORPORATED

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


unanimously approved by each company's board of directors. Western Atlas is a leading provider of seismic, wireline logging and reservoir information services worldwide. Upon completion of the transaction, Western Atlas stockholders will receive 2.4 shares of newly issued Baker Hughes common stock for each share of Western Atlas common stock provided that the average Baker Hughes stock price for the 20 trading days ending five trading days prior to the closing is greater than or equal to $38.25 and less than or equal to $42.75. If the Baker Hughes stock price average is greater than or equal to $35.00 and less than $38.25, the exchange ratio adjusts up to keep the value constant at $91.80 per Western Atlas share. Similarly, if the Baker Hughes stock price average is greater than $42.75 and less than or equal to $44.75, the exchange ratio adjusts down to 2.293. If the Baker Hughes stock price average is above $44.75, the exchange ratio remains fixed at 2.293. If the Baker Hughes stock price average is below $35.00, Baker Hughes has the option to issue additional shares to keep the value at $91.80. If Baker Hughes does not issue additional shares, Western Atlas can terminate the Agreement.

    Based on Baker Hughes' closing stock price on Friday, May 8, 1998, ($41.125), the Company would issue an additional 131 million shares to Western Atlas' stockholders. As a result, Baker Hughes would have approximately 301 million shares outstanding after the merger, with approximately 56% owned by Baker Hughes' stockholders and 44% owned by Western Atlas' stockholders.

    The transaction is expected to be accounted for as a pooling of interests and is expected to be tax-free to Western Atlas stockholders. The transaction is subject to the approval of the stockholders of both companies and regulatory approvals, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Act, and other customary closing conditions. The transaction is expected to be completed by September 30, 1998. For its most recent fiscal year ended December 31, 1997, Western Atlas had revenues of $1.658 billion.





















                                    -9-
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

BUSINESS ENVIRONMENT

Oilfield

    Oilfield Operations generated 73% of the Company's consolidated revenues in the quarter ended March 31, 1998. Oilfield Operations consists of five business units - Baker Hughes INTEQ, Baker Hughes Solutions, Baker Oil Tools, Centrilift and Hughes Christensen - that provide products, services and solutions used in the drilling, completion, production and maintenance of oil and gas wells. The business environment for Oilfield Operations and its corresponding operating results are affected significantly by petroleum industry exploration and production expenditures. These expenditures are influenced strongly by oil company expectations about the supply and demand for crude oil and natural gas, energy prices and finding and development costs. Petroleum supply and demand, pricing and finding and development costs, in turn, are influenced by numerous factors including, but not limited to, those described above in "--Forward-Looking Statements".

    Three key factors involved in shaping oilfield service markets are:

    1) Technology: Advances in the design and application of the Company's products and services allow oil and gas operators to drill and complete wells at a lower overall cost. At the same time, this technology helps accelerate hydrocarbon production and enhance reserve recovery.

    2) Outsourcing and Partnering: Similarly, oil companies have increased their levels of outsourcing to, and partnering with, service companies because this approach has proven to be effective in lowering finding and development costs. The Company continues to expand and develop its involvement in project management by working closely with customers in

                                    -10-
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


project planning and in the engineering and integration of several products and services into solutions that meet client objectives.

    3) Growth: Expenditures by the Company's customers for exploration and production programs are increasing but at a slower rate than previously anticipated. In turn, the markets for the Company's products and services are expected to grow as the demand for developing new supplies of hydrocarbons paces the increasing worldwide demand for energy. Such growth requires additions to the Company's manufacturing capacity, rental tool fleet and work force.

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

Oil and Gas Prices                   Three Months Ended    Six Months Ended
                                          March 31,           March 31,
                                     1998         1997     1998       1997
--------------------------------------------------------------------------
WTI ($/bbl)                         15.90        23.18    17.89      23.93
U.S. Spot Natural Gas ($/mcf)        2.06         2.49     2.35       2.73

    Crude oil prices have experienced downward pressure in the quarter due to increased supply from renewed Iraqi exports, increased OPEC production, and a simultaneous slowing of demand growth due to the Asian economic downturn. The Company expects that crude oil prices will trade between $14.50 and $17.50 per barrel for the remainder of 1998 and will experience volatility within this range. The Company anticipates that a sustained low price environment for crude oil may result in a period of slower than expected customer spending through the end of 1998.

    U.S. natural gas prices have remained strong, above $2.00 per mcf, indicating tight supply and demand conditions in North America. The Company believes that natural gas prices at or above $2.00 per mcf will support continued growth in natural gas exploration and development drilling activity.














                                    -11-
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


Rotary Rig Count                    Three Months Ended    Six Months Ended
                                          March 31,           March 31,
                                     1998         1997     1998       1997
--------------------------------------------------------------------------
U.S. - Land                           830          739      853        738
U.S. - Offshore                       136          114      130        111
Canada                                459          396      454        357
--------------------------------------------------------------------------
    North America                   1,425        1,249    1,437      1,206
--------------------------------------------------------------------------
Latin America                         272          284      276        283
North Sea                              60           63       59         59
Other Europe                           49           60       50         60
Africa                                 82           83       81         82
Middle East                           165          142      165        140
Asia Pacific                          184          177      179        179
--------------------------------------------------------------------------
    International                     812          809      810        803
--------------------------------------------------------------------------
Worldwide                           2,237        2,058    2,247      2,009
--------------------------------------------------------------------------
U.S. Workover                       1,298        1,352    1,363      1,352

Outlook

    Longer term, the Company anticipates that continued growth in worldwide demand for hydrocarbons will result in increased spending by oil and gas companies for the development of the hydrocarbon supply. This increase remains dependent on continued worldwide economic growth and, in particular, on economic growth in developing countries which may continue to be adversely impacted by the recent banking crisis in Asia. The increased spending is expected to result in increased drilling activity in most of the major producing regions.

    North America: The Company anticipates that the rate of growth in North American drilling activity will slow in 1998, with offshore activity expected to remain strong.

    International: The Company anticipates that international activity will remain relatively flat in 1998 with an increase expected in the Middle East offsetting flat to slightly down activity in Latin America, the North Sea and Asia Pacific.

Chemicals

    Baker Petrolite generated 16% of the Company's consolidated revenues in the quarter ended March 31, 1998. Baker Petrolite is the sole business unit reported in this segment and is the result of combining Baker Performance Chemicals Incorporated and Petrolite Corporation ("Petrolite"), acquired in July 1997.




                                    -12-
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


    Operating in all major oil and gas producing regions of the world, Baker Petrolite manufactures specialty chemicals for inclusion in the sale of integrated chemical technology solutions for petroleum production, transportation and refining. In addition to those business environment factors discussed above for the oilfield segment, the business environment for the chemicals segment is significantly influenced by the trend of continued reduction in the total operating cost of the customer base, which includes major multi-national, independent and national or state-owned oil companies. Improvements in chemical technology and its application, as well as the expanded use of alliance relationships, enable Baker Petrolite to reduce overall production, transportation and refining costs.

    Baker Petrolite also provides chemical technology solutions to other industrial markets throughout the world including petrochemicals, steel, fuel additives, plastics, imaging and adhesives. The business environments for these markets are individually unique but most are influenced by the general level of gross domestic product.

Process Equipment

    Process Equipment generated 11% of the Company's consolidated revenues in the quarter ended March 31, 1998. Process Equipment consists of four business units - EIMCO Process Equipment, Bird Machine Company, Baker Hughes Process Systems and Baker Hughes Industrial Services - that provide technologies that separate solids from liquids and liquids from liquids through filtration, sedimentation, centrifugation and flotation processes. The business environment for Process Equipment and its corresponding operating results are affected significantly by spending on large capital projects in the pulp and paper, industrial, refining, chemical and municipal wastewater treatment markets. Spending on capital projects is influenced by numerous factors including, but not limited to, commodity price cycles, especially copper and pulp, the supply and demand for refined products and chemicals, the expanding Asian populations and economies, as well as environmental pressures and legislation. Except for the Asian, pulp and paper, and copper markets, the Company anticipates increased capital project activity in the refining, chemical, pulp and industrial markets. In addition, the Company anticipates growth from acquisitions and new technology.

ACQUISITIONS

Oil Dynamics, Inc.

    On October 24, 1997, the Company acquired Oil Dynamics, Inc. ("ODI") from Franklin Electric Co. Inc. for $34.4 million. ODI is a manufacturer of electric submersible pumps used to lift crude oil in producing regions worldwide and will be added to the operations of Centrilift.

    On March 3, 1998, the Company acquired the assets of Western Rock Bit Company Limited ("WRB"). WRB had been the Company's exclusive licensee and distributor of bits in Canada and will be operated as a separate division of Hughes Christensen. The purchase price was $31.4 million.


                                    -13-
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


    Other acquisitions were made by the Company during the six months ended March 31, 1998, that were not individually nor in the aggregate material to the consolidated financial statements of the Company.

PENDING MERGER

    On May 10, 1998, Baker Hughes signed a merger agreement (the "Agreement") with Western Atlas Inc. ("Western Atlas"), which was unanimously approved by each company's board of directors. Western Atlas is a leading provider of seismic, wireline logging and reservoir information services worldwide. Upon completion of the transaction, Western Atlas stockholders will receive 2.4 shares of newly issued Baker Hughes common stock for each share of Western Atlas common stock provided that the average Baker Hughes stock price for the 20 trading days ending five trading days prior to the closing is greater than or equal to $38.25 and less than or equal to $42.75. If the Baker Hughes stock price average is greater than or equal to $35.00 and less than $38.25, the exchange ratio adjusts up to keep the value constant at $91.80 per Western Atlas share. Similarly, if the Baker Hughes stock price average is greater than $42.75 and less than or equal to $44.75, the exchange ratio adjusts down to 2.293. If the Baker Hughes stock price average is above $44.75, the exchange ratio remains fixed at 2.293. If the Baker Hughes stock price average is below $35.00, Baker Hughes has the option to issue additional shares to keep the value at $91.80. If Baker Hughes does not issue additional shares, Western Atlas can terminate the Agreement.

    Based on Baker Hughes' closing stock price on Friday, May 8, 1998, ($41.125), the Company would issue an additional 131 million shares to Western Atlas' stockholders. As a result, Baker Hughes would have approximately 301 million shares outstanding after the merger, with approximately 56% owned by Baker Hughes' stockholders and 44% owned by Western Atlas' stockholders.

    The transaction is expected to be accounted for as a pooling of interests and is expected to be tax-free to Western Atlas stockholders. The transaction is subject to the approval of the stockholders of both companies and regulatory approvals, including the expiration of the applicable waiting period under the Hart-Scott-Rodino Act, and other customary closing conditions. The transaction is expected to be completed by September 30, 1998. For its most recent fiscal year ended December 31, 1997, Western Atlas had revenues of $1.658 billion.

RESULTS OF OPERATIONS

Revenues

    Consolidated revenues were up 36% and 37% for the three and six months ended March 31, 1998, respectively, as compared to the same periods in 1997. Sales revenue was up 43% for the quarter and 42% for the six months compared to the corresponding prior periods. Service and rentals revenue was up 23% for the quarter and 27% for the six months compared to the corresponding prior periods.


                                    -14-
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


    Oilfield Operations lead the revenue improvement with an increase of 24% for the current quarter and 26% for the current six months compared to the prior year periods. Revenue increases outpaced rig count increases in most areas of the world as the Company continues to benefit from the increased use of its technologies in key geographic regions. In North America, revenues increased 24% for the current quarter, on rig count increases of only 14%, and 28% for the six months, on rig count increases of 19%, in each case, as compared to the prior year periods. Outside of North America, revenues increased 24% for the current quarter and for the six months on a less than 1% increase in rig activity for the same periods. More specifically, European revenues were up 15% and 16% for the current quarter and six months, respectively, compared to the prior year periods. Latin American revenues also increased 29% and 32% for the current quarter and six months, respectively, compared to the same periods a year ago.

    Chemical revenues increased $102.5 million to $185.4 million for the quarter and $202.3 million to $361.9 million for the six months compared to the prior year periods due to the Petrolite acquisition in July 1997.

    Process Equipment revenues increased 49% and 43% for the current quarter and six months, respectively, compared to the corresponding prior year periods. The increases are due to acquisitions offset by activity declines due to the drop in copper prices and the economic problems in Asia resulting in delays in customers' capital spending.

Costs and Expenses Applicable to Revenues

    Costs of sales and costs of services and rentals have increased from the prior year periods consistent with the related revenue increases.
Gross margin percentages have increased to 39.4% and 39.9% for the three and six months ended March 31, 1998, respectively, from 38.7% and 38.8% for the three and six months ended March 31, 1997, respectively.

Selling, General and Administrative19

    Selling, general and administrative ("SG&A") expense increased $92.9 million in the second quarter of 1998 from the second quarter of 1997. As a percent of consolidated revenues, SG&A expense was 26.7% and 25.5% in the second quarter of 1998 and 1997, respectively. SG&A expense increased $182.2 million for the six months ended March 31, 1998 compared to the same period in 1997. As a percent of consolidated revenues, SG&A expense was 26.9% and 25.9% in the first six months of 1998 and 1997, respectively. SG&A increased due to the Petrolite acquisition, increases in marketing and sales support costs, higher foreign exchange losses and costs incurred by the Company's reengineering project.

Amortization Expense

    Amortization expense increased $2.6 million and $5.3 million in the three and six months ended March 31, 1998, respectively, compared to the same prior year periods due primarily to the Petrolite acquisition in July 1997.


                                    -15-
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


Interest Expense

    Interest expense for the three and six months ended March 31, 1998 increased compared to the corresponding periods in 1997 due to higher debt levels that funded acquisitions and increases in working capital and capital expenditures.

Income Taxes

    The effective income tax rate for the six months ended March 31, 1998 was 36.0%, down from 38.5% in the prior year periods. This was due primarily to a change in the mix of foreign earnings and the fixed nature of the nondeductible goodwill amortization.

CAPITAL RESOURCES AND LIQUIDITY

Financing Activities

    Net cash inflows from financing activities were $361.0 million in the first six months of 1998 compared to $15.8 million for the same period in 1997. The change from the prior year is due to increased borrowings that funded acquisitions and increases in working capital and capital expenditures.

    Total debt outstanding at March 31, 1998 was $1,181.7 million, compared to $781.4 million at September 30, 1997. The debt to equity ratio was .44 at March 31, 1998, compared to .30 at September 30, 1997.

    Cash dividends increased in the first six months of 1998 compared to the first six months of 1997 due to an increase in the number of shares of common stock outstanding resulting primarily from shares issued in connection with the Petrolite and Drilex International Inc. acquisitions in 1997.

    At March 31, 1998, the Company had $702.1 million of credit facilities with commercial banks, of which $300.0 million was committed. In April 1998, the Company increased the committed credit facilities to $500.0 million. These facilities are subject to normal banking terms and conditions and do not materially restrict the Company's activities.

    At March 31, 1998, the Company classified the outstanding balance on the 7.625% Notes ($149.8 million) that are due in February 1999 as current portion of long-term debt.

Investing Activities

    Net cash outflows from investing activities were $288.4 million in the first six months of 1998 compared to $92.0 million in the first six months of 1997.

    Property additions increased significantly in 1998 to $243.5 million from $122.2 million in the first six months of 1997 as the Company added

                                    -16-
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


capacity to meet the increased market demand. The majority of the capital expenditures have been in Oilfield Operations where expenditures for rental tools and machinery and equipment accounted for 40% and 44%, respectively, of total capital expenditures for the first six months of 1998. Funds provided from operations and outstanding lines of credit are expected to be adequate to meet future capital expenditure requirements. The Company expects 1998 capital expenditures to be in excess of $450 million.

    The Company used short term borrowings to purchase ODI in October 1997 for a purchase price, net of cash acquired, of $34.2 million and Western Rock Bit in March 1998 for $31.4 million. The Company obtained $3.3 million of cash from the stock for stock acquisition of Drilex in 1997.

Operating Activities

    Net cash outflows from operating activities were $71.6 million in the first six months of 1998 compared to cash inflows of $75.4 million in the first six months of 1997. The primary use of cash by operating activities was to fund increases in working capital, primarily inventory, due to increased levels of activity.

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

Comprehensive Income

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which for the Company is effective in the year ending September 30, 1999. SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. The Company will be analyzing SFAS No. 130 during 1998 to determine what, if any, additional disclosures will be required.




                                     -17-
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


YEAR 2000 ISSUE

    The Year 2000 issue is the result of computer programs that use only two digits to identify a year rather than four. If not corrected, computer applications could fail or create erroneous results by or at the Year 2000.

    The Company is currently assessing the cost and uncertainties related to the Year 2000 issue using internal resources. Based on preliminary information, the Company currently believes that with certain modifications, upgrades and, in some instances, converting to new software, compliance with Year 2000 will be achieved with no significant impact on the Company's operating systems. The estimated costs to assure Year 2000 compliance are not expected to be material to the Company's financial position, results of operations or liquidity. Additionally, the Company is not aware of year 2000 issues of its customers or suppliers which would be material to the Company's financial position, results of operations or liquidity.


QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE UPDATE

    On May 5, 1998, the interest rate swap agreement for notional amount of $230.5 million matured. This swap effectively exchanged a fixed interest rate of 3.5% for a variable interest rate equal to 30-day commercial paper rates minus 1.96% on the notional amount.

    Except for an insignificant amount, holders of the Company's Liquid Yield Option Notes ("LYONS") did not redeem the LYONS for cash on May 5, 1998.

























                                    -18-
                         PART II. OTHER INFORMATION


Item 1. Legal Proceedings

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Item 6.

    (a) Exhibits:

        (27.1) Financial Data Schedule
        (27.2) Restated Financial Data Schedule
        (27.3) Restated Financial Data Schedule

    (b) Reports on Form 8-K:

        None.





































                                    -19-
                                SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      BAKER HUGHES INCORPORATED
                                             (Registrant)




Date:  May 14, 1998                   By /s/LAWRENCE O'DONNELL, III
                                      ------------------------------------
                                         Lawrence O'Donnell, III
                                         Vice President and General Counsel





Date:  May 14, 1998                   By /s/JAMES E. BRAUN
                                      ------------------------------------
                                         James E. Braun
                                         Vice President and Controller





























                                    -20-