Form 10-Q/A
period 1997-12-31
BAKER HUGHES INC
filed 1998-05-21
CIK 808362

---------------------------------------------------------------------------


                                    FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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


                         BAKER HUGHES INCORPORATED


    Baker Hughes Incorporated hereby amends and restates the following sections of its Quarterly Report on Form 10Q for the quarterly period ended December 31, 1997:

Part I -  Financial Information

          Consolidated Condensed Statement of Financial Position
          - December 31, 1997

Part II - Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

              (27) Financial Data Schedule

    In order to facilitate the efficient review of this report, as amended, all other Items included in the original Quarterly Report on Form 10Q for the quarterly period ended December 31, 1997 are filed herewith.



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


                                    -2-
                         BAKER HUGHES INCORPORATED
          CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                              (In millions)

                                  ASSETS
                                                 December 31, September 30,
                                                     1997          1997
Current Assets:                                   ----------    ----------
  Cash and cash equivalents                      $       8.4   $       8.6
  Receivables - net                                  1,074.0       1,047.1
  Inventories                                        1,105.6       1,030.5
  Deferred income taxes                                 79.8          83.8
  Other current assets                                  59.5          50.5
                                                  ----------    ----------
    Total current assets                             2,327.3       2,220.5
Property - net                                       1,049.5         982.9
Other assets                                           476.3         497.5
Excess costs arising from acquisitions - net         1,052.3       1,055.4
                                                  ----------    ----------
    Total assets                                 $   4,905.4   $   4,756.3
                                                  ==========    ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                               $     458.0    $    499.7
  Short-term borrowings and current portion
    of long-term debt                                   70.8           9.6
  Accrued employee compensation and benefits           175.9         223.2
  Income taxes payable                                  45.7          48.6
  Other accrued liabilities                            188.5         155.2
                                                  ----------    ----------
    Total current liabilities                          938.9         936.3
                                                  ----------    ----------
Long-term debt                                         909.2         771.8
                                                  ----------    ----------
Deferred income taxes                                  261.8         275.9
                                                  ----------    ----------
Other long-term liabilities                            163.4         167.7
                                                  ----------    ----------
Stockholders' Equity:
  Common stock                                         169.4         169.1
  Capital in excess of par value                     2,241.5       2,236.0
  Retained earnings                                    343.6         283.7
  Cumulative foreign currency translation
    adjustment                                        (160.5)       (144.9)
  Unrealized gain on securities available for sale      38.1          60.7
                                                  ----------    ----------
    Total stockholders' equity                       2,632.1       2,604.6
                                                  ----------    ----------
    Total liabilities and stockholders'          $   4,905.4   $   4,756.3
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




                                       BAKER HUGHES INCORPORATED
                                             (Registrant)




Date:  May 20, 1998                    By  /s/LAWRENCE O'DONNELL, III
                                       ------------------------------------
                                         Vice President and General Counsel





Date:  May 20, 1998                    By  /s/JAMES E. BRAUN
                                       ------------------------------------
                                         Vice President and Controller































                                    -16-