Form 10-Q/A
period 1998-03-31
BAKER HUGHES INC
filed 1998-05-21
CIK 808362

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


                         BAKER HUGHES INCORPORATED


    Baker Hughes Incorporated hereby amends and restates the following sections of its Quarterly Report on Form 10Q for the quarterly period ended March 31, 1998:

Part I -  Financial Information

          Consolidated Condensed Statement of Financial Position
          - March 31,  1998

Part II - Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

              (10.1) Severance Agreement

              (27.1) Financial Data Schedule

In order to facilitate the efficient review of this report, as amended, all other Items included in the original Quarterly Report on Form 10Q for the quarterly period ended March 31, 1998 are filed herewith.




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
























                                    -3-
                         BAKER HUGHES INCORPORATED
          CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                              (In millions)

                                  ASSETS
                                                   March 31,  September 30,
                                                     1998          1997
Current Assets:                                   ----------    ----------
  Cash and cash equivalents                      $       9.3   $       8.6
  Receivables - net                                  1,105.7       1,047.1
  Inventories                                        1,197.2       1,030.5
  Deferred income taxes                                 75.8          83.8
  Other current assets                                  65.8          50.5
                                                  ----------    ----------
    Total current assets                             2,453.8       2,220.5
Property - net                                       1,129.6         982.9
Other assets                                           480.4         497.5
Excess costs arising from acquisitions - net         1,069.8       1,055.4
                                                  ----------    ----------
    Total assets                                 $   5,133.6   $   4,756.3
                                                  ==========    ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                               $     443.4    $    499.7
  Short-term borrowings and current portion
    of long-term debt                                  219.9           9.6
  Accrued employee compensation and benefits           183.3         223.2
  Income taxes payable                                  41.3          48.6
  Other accrued liabilities                            179.7         155.2
                                                  ----------    ----------
    Total current liabilities                        1,067.6         936.3
                                                  ----------    ----------
Long-term debt                                         961.8         771.8
                                                  ----------    ----------
Deferred income taxes                                  249.0         275.9
                                                  ----------    ----------
Other long-term liabilities                            163.5         167.7
                                                  ----------    ----------
Stockholders' Equity:
  Common stock                                         169.7         169.1
  Capital in excess of par value                     2,246.3       2,236.0
  Retained earnings                                    403.4         283.7
  Cumulative foreign currency translation
    adjustment                                        (159.7)       (144.9)
  Unrealized gain on securities available for sale      32.0          60.7
                                                  ----------    ----------
    Total stockholders' equity                       2,691.7       2,604.6
                                                  ----------    ----------
    Total liabilities and stockholders'          $   5,133.6   $   4,756.3
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

        (10.1) Severance Agreement

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




                                      BAKER HUGHES INCORPORATED
                                             (Registrant)




Date:  May 20, 1998                   By /s/LAWRENCE O'DONNELL, III
                                      ------------------------------------
                                         Lawrence O'Donnell, III
                                         Vice President and General Counsel





Date:  May 20, 1998                   By /s/JAMES E. BRAUN
                                      ------------------------------------
                                         James E. Braun
                                         Vice President and Controller





























                                    -20-