Form 10-Q
period 1998-06-30
BAKER HUGHES INC
filed 1998-08-14
CIK 808362

--------------------------------------------------------------------------------


                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

               X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934


                          -----------------------------

                          Commission file number 1-9397

                          -----------------------------

                            BAKER HUGHES INCORPORATED
             (Exact name of registrant as specified in its charter)


             Delaware                                         76-0207995
(State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                      Identification No.)
 3900 Essex Lane, Houston, Texas                                77027
(Address of principal executive offices)                      (Zip code)

    Registrant's telephone number, including area code:  (713) 439-8600

                          -----------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---    ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                          Outstanding at August 1, 1998
              -----                         -------------------------------

Common Stock, $1.00 par value per share            170,534,900 shares



--------------------------------------------------------------------------------

                         BAKER HUGHES INCORPORATED


                                   INDEX


                                                                       Page
                                                                        No.
                                                                       ----
Part I - Financial Information:


    Consolidated Condensed Statements of Operations - Three months and
         nine months ended June 30, 1998 and 1997                        2

    Consolidated Condensed Statements of Financial Position
         - June 30, 1998 and September 30, 1997                          4

    Consolidated Condensed Statements of Cash Flows - Nine months
         ended June 30, 1998 and 1997                                    5

    Notes to Consolidated Condensed Financial Statements                 6

    Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                          11


Part II - Other Information                                             21

                       PART I.  FINANCIAL INFORMATION
                         BAKER HUGHES INCORPORATED
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (In millions, except per share amounts)


                                 Three Months Ended     Nine Months Ended
                                      June 30,              June 30,
                                   1998      1997        1998      1997
                                --------------------  --------------------
REVENUES:
  Sales                         $   766.6  $   600.7  $ 2,332.0  $ 1,705.9
  Services and rentals              346.4      316.5    1,071.8      888.2
                                ---------  ---------  ---------  ---------
    Total revenues                1,113.0      917.2    3,403.8    2,594.1
                                ---------  ---------  ---------  ---------

COSTS AND EXPENSES:
  Costs of sales                    478.6      380.8    1,448.2    1,077.3
  Costs of services and rentals     202.2      174.7      608.6      505.0
  Selling, general and
    administrative                  280.6      239.0      896.5      672.7
  Amortization of goodwill
    and other intangibles            10.0        7.0       30.7       22.3
                                ---------  ---------  ---------  ---------
    Total costs and expenses        971.4      801.5    2,984.0    2,277.3
                                ---------  ---------  ---------  ---------
Operating income                    141.6      115.7      419.8      316.8
Interest expense                    (19.7)     (12.0)     (51.8)     (36.0)
Interest income                        .1         .5        1.9        1.4
                                ---------  ---------  ---------  ---------
Income before income taxes and
  cumulative effect of
  accounting change                 122.0      104.2      369.9      282.2
Income taxes                        (40.2)     (21.7)    (129.5)     (90.2)
                                ---------  ---------  ---------  ---------
Income before cumulative effect
  of accounting change               81.8       82.5      240.4      192.0
Cumulative effect of accounting
  change - Impairment of long-
  lived assets to be disposed of
  (net of $6.0 income tax
  benefit)                                                           (12.1)
                                ---------  ---------  ---------  ---------
Net income                      $    81.8  $    82.5  $   240.4  $   179.9
                                =========  =========  =========  =========

                         PART I.  FINANCIAL INFORMATION
                            BAKER HUGHES INCORPORATED
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS CONTINUED
                      (In millions, except per share amounts)


                                 Three Months Ended     Nine Months Ended
                                       June 30,             June 30,
                                   1998       1997       1998       1997
                                --------------------  --------------------
Earnings Per Share of Common
  Stock - Basic:
  Income before cumulative
    effect of accounting
    change                      $     .48  $     .56  $    1.42  $    1.30
  Cumulative effect of
    accounting change                                                 (.08)
                                ---------  ---------  ---------  ---------
  Net income                    $     .48  $     .56  $    1.42  $    1.22
                                =========  =========  =========  =========

Earnings Per Share of Common
  Stock - Diluted:
  Income before cumulative
    effect of accounting
    change                      $     .46  $     .54  $    1.38  $    1.26
  Cumulative effect of
    accounting change                                                 (.08)
                                ---------  ---------  ---------  ---------
  Net income                    $     .46  $     .54  $    1.38  $    1.18
                                =========  =========  =========  =========
Cash dividends per share of
  common stock                  $    .115  $    .115  $    .345  $    .345
                                =========  =========  =========  =========

   See accompanying notes to consolidated condensed financial statements.

                         BAKER HUGHES INCORPORATED
          CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                              (In millions)

                                  ASSETS

                                                  June 30,    September 30,
                                                    1998          1997
                                                 ----------   -------------
Current Assets:
  Cash and cash equivalents                      $     11.6   $         8.6
  Receivables - net                                 1,081.4         1,047.1
  Inventories                                       1,187.7         1,030.5
  Deferred income taxes                                88.2            83.8
  Other current assets                                 66.8            50.5
                                                 ----------   -------------
    Total current assets                            2,435.7         2,220.5
Property - net                                      1,187.2           982.9
Other assets                                          504.4           497.5
Excess costs arising from acquisitions - net        1,079.0         1,055.4
                                                 ----------   -------------
    Total assets                                 $  5,206.3   $     4,756.3
                                                 ==========   =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                               $    390.4   $       499.7
  Short-term borrowings and current portion
    of long-term debt                                 203.7             9.6
  Accrued employee compensation and benefits          182.4           223.2
  Income taxes payable                                 55.4            48.6
  Other accrued liabilities                           180.0           155.2
                                                 ----------   -------------
    Total current liabilities                       1,011.9           936.3
                                                 ----------   -------------
Long-term debt                                        964.0           771.8
                                                 ----------   -------------
Deferred income taxes                                 303.0           275.9
                                                 ----------   -------------
Other long-term liabilities                           167.1           167.7
                                                 ----------   -------------
Stockholders' Equity:
  Common stock                                        169.8           169.1
  Capital in excess of par value                    2,249.0         2,236.0
  Retained earnings                                   465.6           283.7
  Cumulative foreign currency translation
    adjustment                                       (162.7)         (144.9)
  Unrealized gain on securities available for sale     38.6            60.7
                                                 ----------   -------------
    Total stockholders' equity                      2,760.3         2,604.6
                                                 ----------   -------------
    Total liabilities and stockholders' equity   $  5,206.3   $     4,756.3
                                                 ==========   =============

   See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                      Nine Months Ended
                                                           June 30,
                                                      1998          1997
                                                    --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $  240.4      $  179.9
Adjustments to reconcile net income to net cash
  flows from operating activities:
    Depreciation and amortization of:
      Property                                         141.0         103.6
      Other assets and debt discount                    38.3          29.7
    Deferred income taxes                               32.4          20.5
    Gain on disposal of assets                         (32.2)        (18.1)
    Foreign currency translation gain - net              (.2)         (4.6)
    Cumulative effect of accounting change                            12.1
    Change in receivables                              (26.3)        (70.7)
    Change in inventories                             (138.9)       (105.2)
    Change in accounts payable                        (112.3)         22.2
    Changes in other assets and liabilities            (63.2)          3.7
                                                    --------      --------
Net cash flows from operating activities                79.0         173.1
                                                    --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                  (349.2)       (206.1)
  Proceeds from disposal of assets                      56.4          40.7
  Cash obtained in stock acquisition                                   3.3
  Acquisition of businesses, net of cash acquired     (119.6)
                                                    --------      --------
Net cash flows from investing activities              (412.4)       (162.1)
                                                    --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from commercial paper and
    revolving credit facilities                        381.7          16.6
  Proceeds from exercise of stock options               13.5          26.9
  Dividends                                            (58.6)        (50.1)
                                                    --------      --------
Net cash flows from financing activities               336.6          (6.6)
                                                    --------      --------
Effect of exchange rate changes on cash                  (.2)          (.6)
                                                    --------      --------
Increase in cash and cash equivalents                    3.0           3.8
Cash and cash equivalents, beginning of period           8.6           7.7
                                                    --------      --------
Cash and cash equivalents, end of period            $   11.6      $   11.5
                                                    ========      ========

Income taxes paid                                   $   82.9      $   41.0
Interest paid                                       $   39.4      $   26.0

   See accompanying notes to consolidated condensed financial statements.

                         BAKER HUGHES INCORPORATED

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1. General

    In the opinion of Baker Hughes Incorporated (the "Company" or "Baker Hughes"), the unaudited consolidated condensed financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the Company's consolidated financial position as of June 30, 1998, its consolidated results of operations for the three and nine month periods ended June 30, 1998 and 1997 and its consolidated cash flows for the nine months ended June 30, 1998 and 1997. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (see the Company's Annual Report on Form 10-K for the year ended September 30, 1997 for the most recent annual financial statements prepared in accordance with generally accepted accounting principles). The results of operations for the three and nine months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. In the Notes to Consolidated Condensed Financial Statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated.

Note 2. Inventories

    Inventories are comprised of the following:

                                June 30,         September 30,
                                  1998                1997
                              -----------        -------------
Finished goods                $     952.9        $       832.3
Work in process                     117.9                 98.3
Raw materials                       116.9                 99.9
                               ----------        -------------
    Total                     $   1,187.7        $     1,030.5
                               ==========        =============

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

    Other acquisitions were made by the Company during the nine months ended June 30, 1998, that were not individually nor in the aggregate material to the consolidated financial statements of the Company.

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

    Reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

                     For the Three Months Ended  For the Three Months Ended
                           June 30, 1998               June 30, 1997
                       Income        Shares        Income        Shares
                     (Numerator)  (Denominator)  (Numerator)  (Denominator)
                      ---------    -----------    ---------    -----------
Basic EPS              $ 81.8         169.7        $ 82.5         148.4
Effect of dilutive
  securities:
    Stock plans                         1.3                         1.2
    Liquid Yield
      Option Notes        1.5           7.2           1.7           7.2
                       ------        ------        ------        ------
Diluted EPS            $ 83.3         178.2        $ 84.2         156.8
                       ======        ======        ======        ======

                      For the Nine Months Ended   For the Nine Months Ended
                           June 30, 1998               June 30, 1997
                       Income        Shares        Income        Shares
                     (Numerator)  (Denominator)  (Numerator)  (Denominator)
                      ---------    -----------    ---------    -----------
Basic EPS              $240.4         169.5        $179.9         148.0
Effect of dilutive
  securities:
    Stock plans                         1.3                         1.4
    Liquid Yield
      Option Notes        5.0           7.2           4.8           7.2
                       ------        ------        ------        ------
Diluted EPS            $245.4         178.0        $184.7         156.6
                       ======        ======        ======        ======

    Options to purchase 3.2 million shares of common stock were not included in the computation of diluted EPS for the three months and the

                         BAKER HUGHES INCORPORATED

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


nine months ended June 30, 1998 because the options' exercise price of $47.81 was greater than the average market price of the Company's common stock during the respective periods.

Note 5. Segment Information

    Summarized financial information concerning the Company's reportable segments is shown in the following table:

Three Months Ended                                Process
June 30, 1998             Oilfield    Chemicals   Equipment    Other     Total
------------------       ----------   ----------  ---------   --------    ----------
Revenues                 $    804.4   $    176.0   $  127.4   $    5.2    $  1,113.0
Segment profit(loss)          113.5         28.1        9.5      (29.1)        122.0
Total assets                3,373.4      1,019.1      445.0      368.8       5,206.3

Three Months Ended
June 30, 1997
------------------
Revenues                 $    746.3   $     80.5   $   85.6   $    4.8    $    917.2
Segment profit(loss)          108.5          8.7        7.1      (20.1)        104.2
Total assets                2,774.4        297.4      247.4      312.2       3,631.4

Nine Months Ended
June 30, 1998
------------------
Revenues                 $  2,474.5   $    538.0   $  374.9   $   16.4    $  3,403.8
Segment profit(loss)          361.0         73.6       28.5      (93.2)        369.9

Nine Months Ended
June 30, 1997
------------------
Revenues                 $  2,077.1   $    240.1   $  258.7   $   18.2    $  2,594.1
Segment profit(loss)          296.2         23.7       22.4      (60.1)        282.2

    The following table presents the details of "Other" segment profit (loss):

                                   Three Months Ended     Nine Months Ended
                                        June 30,              June 30,
                                    1998       1997       1998       1997
                                   ------     ------     ------     ------
Corporate expenses                 $ (9.8)    $ (9.1)    $(43.3)    $(27.5)
Interest expense - net              (19.6)     (11.5)     (49.9)     (34.6)
Other                                  .3         .5                   2.0
                                   ------     ------     ------     ------
    Total                          $(29.1)    $(20.1)    $(93.2)    $(60.1)
                                   ======     ======     ======     ======

                         BAKER HUGHES INCORPORATED

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


Note 6. Merger with Western Atlas Inc.

    On August 10, 1998, Baker Hughes completed the merger with Western Atlas Inc. ("Western Atlas"). Under the terms of the merger agreement, each outstanding share of Western Atlas common stock has been converted into the right to receive 2.7 shares of Baker Hughes common stock. In the aggregate, Baker Hughes is issuing approximately 148.6 million shares of Baker Hughes common stock to Western Atlas shareholders. In addition, as part of the merger, Baker Hughes is issuing up to 7.7 million shares of Baker Hughes common stock in exchange for certain rights relating to Western Atlas employee stock options.

    Western Atlas, the common stock of which was previously publicly traded, is a leading supplier of oilfield services and reservoir information technologies for the worldwide oil and gas industry. It specializes in land, marine and transition-zone seismic data acquisition and processing services; well-logging and completion services; and reservoir characterization and project management services.

    The following table sets forth certain unaudited pro forma condensed combined financial information for Baker Hughes giving effect to the merger with Western Atlas accounted for as a pooling of interests.

                                  Three Months Ended     Nine Months Ended
                                       June 30,              June 30,
                                   1998       1997       1998       1997
                                 --------   --------   --------   --------
Revenues                         $1,659.7   $1,335.7   $4,880.7   $3,776.7
Income from continuing
  operations                        118.0       99.1      342.1      243.5
Net income                          118.0      (84.5)     344.9       77.3
Income from continuing
  operations per share:
    Basic                             .37        .34       1.08        .83
    Diluted                           .36        .33       1.05        .82
Net income per share:
    Basic                             .37       (.29)      1.09        .26
    Diluted                           .36       (.27)      1.06        .26

                                         June 30, 1998   September 30, 1997
                                         -------------   ------------------
Current assets                           $     3,075.4   $         2,813.0
Current liabilities                            1,983.5             1,414.6
Total assets                                   8,157.2             7,087.0
Long-term debt                                 1,671.1             1,473.3
Shareholders' equity                           3,728.1             3,491.5

    In May 1997, the Western Atlas Board of Directors approved, in principle, a plan to distribute (the "Spin-off") to Western Atlas shareholders all of the outstanding common stock of UNOVA, Inc. ("UNOVA"), a wholly owned subsidiary of Western Atlas. In connection with the Spin-off, the consolidated financial statements of Western Atlas were restated

                         BAKER HUGHES INCORPORATED

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


to present the operations of UNOVA as discontinued operations. The UNOVA results of operations for the three and nine months ended June 30, 1997 include a $203.0 million charge related to acquired in-process research and development activities related to UNOVA's acquisition of United Barcode Industries in April 1997.

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

BUSINESS ENVIRONMENT

Oilfield

    Oilfield Operations generated 72% of the Company's consolidated revenues in the quarter ended June 30, 1998. Oilfield Operations consists of five business units - Baker Hughes INTEQ, Baker Hughes Solutions, Baker Oil Tools, Centrilift and Hughes Christensen - that provide products, services and solutions used in the drilling, completion, production and maintenance of oil and gas wells. The business environment for Oilfield Operations and its corresponding operating results are affected significantly by petroleum industry exploration and production expenditures. These expenditures are influenced strongly by oil company expectations about the supply and demand for crude oil and natural gas, energy prices and finding and development costs. Petroleum supply and demand, pricing and finding and development costs, in turn, are influenced by numerous factors including, but not limited to, those described above in "--Forward-Looking Statements".

    Four key factors which currently influence the worldwide crude oil market and therefore current and future expenditures for exploration and development by our customers are:

    1) The degree to which certain large producing countries, in particular Saudi Arabia, Venezuela, and Mexico, are willing and able to restrict production and exports of crude oil.

    2) The increasing rate of depletion of known hydrocarbon reserves. Technological advances are resulting in accelerated decline rates and shorter well lives. In general, accelerated decline rates require additional customer spending to hold production level.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


    3) The economic growth in certain key areas of the world, particularly developing Asia, where the linkage between energy demand and economic growth is particularly strong.

    4) The amount of crude oil in storage relative to historic levels.

    These four factors, together with oil and gas company projections for future energy price movement, influence overall levels of expenditures for exploration and development by our customers.

    More specifically, two key factors influence the level of exploration and development spending:

    1) Technology: Advances in the design and application of the Company's products and services allow oil and gas companies to drill fewer wells, place the wells they drill more precisely in the higher yielding or more easily produced hydrocarbon zones of the reservoir and allow operators to drill, complete and operate wells at lower overall costs.

    2) Price Volatility: Changes in hydrocarbon markets create uncertainty in the future price of hydrocarbons and therefore create uncertainty about the aggregate level of customer spending. Multi-year projects, such as deep-water exploration and drilling, are the least likely to be impacted by price volatility. Projects with relatively short payback periods or low profit margins, such as workover activity or the extraction of heavy oil, are more likely to be impacted.

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

Oil and Gas Prices                   Three Months Ended   Nine Months Ended
                                          June 30,            June 30,
                                     1998         1997     1998       1997
--------------------------------------------------------------------------
WTI ($/bbl)                         14.51        19.93    16.77      22.53
U.S. Spot Natural Gas ($/mcf)        2.10         2.04     2.26       2.50

    Crude oil prices experienced downward pressure in the third quarter of 1998 due to increased supply from renewed Iraqi exports, increased OPEC production, higher inventories (particularly in North America) and a simultaneous slowing of demand growth due to the Asian economic downturn.

    U.S. natural gas prices remained strong during most of the quarter ended June 30, 1998, averaging above $2.00 per mcf, reflecting relatively tight supply and demand conditions in North America. Since June 30, 1998, gas prices have averaged below $2.00 per mcf which could impact natural gas drilling.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


Rotary Rig Count                    Three Months Ended   Nine Months Ended
                                          June 30,             June 30,
                                     1998         1997     1998       1997
--------------------------------------------------------------------------
U.S. - Land                           732          811      812        762
U.S. - Offshore                       132          122      131        115
Canada                                175          253      361        322
--------------------------------------------------------------------------
    North America                   1,039        1,186    1,304      1,199
--------------------------------------------------------------------------
Latin America                         261          277      271        279
North Sea                              59           60       59         59
Other Europe                           45           52       49         57
Africa                                 83           82       81         82
Middle East                           167          158      166        146
Asia Pacific                          183          183      180        181
--------------------------------------------------------------------------
    International                     798          812      806        804
--------------------------------------------------------------------------
Worldwide                           1,837        1,998    2,110      2,003
--------------------------------------------------------------------------
U.S. Workover                       1,122        1,422    1,282      1,416

Outlook

    The Company expects oil prices to trade between $12.00 and $15.50 per barrel for the remainder of 1998 as production cuts balance the impact of weakened demand and inventories stabilize. The Company believes that a sustained low price environment for crude oil may result in a period of slower than expected customer spending through the end of 1998 and into 1999. In 1999, the willingness and ability by certain countries, particularly Saudi Arabia, Venezuela and Mexico, to restrict production and exports, as well as increasing depletion rates, could result in inventories that approach normal levels and ultimately rising oil prices. In the long-term, the economic rebound of developing Asia is expected to result in demand growth approximating the long-term trend of 2 to 2-1/2% per year.

    North America: The Company anticipates that North American activity will continue to decline through the remainder of the year relative to the prior year. Offshore activity is expected to weaken temporarily as high day-rate rigs are recontracted at lower rates.

    International: The Company expects that activity in Latin America will decrease over the remainder of the year as budget cuts in Mexico and Venezuela impact activity levels. Eastern Hemisphere activity is expected to weaken if oil prices remain at current depressed levels.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


Chemicals

    Baker Petrolite generated 16% of the Company's consolidated revenues in the quarter ended June 30, 1998. Baker Petrolite is the sole business unit reported in this segment and is the result of combining Baker Performance Chemicals Incorporated and Petrolite Corporation ("Petrolite"), acquired in
July 1997.

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

    Baker Petrolite also provides chemical technology solutions to other industrial markets throughout the world, including petrochemicals, steel, fuel additives, plastics, imaging and adhesives. The business environments for these markets are individually unique but, most are influenced by the general level of gross domestic product.

Process Equipment

    Process Equipment generated 11% of the Company's consolidated revenues in the quarter ended June 30, 1998. Process Equipment consists of four business units - EIMCO Process Equipment, Bird Machine Company, Baker Hughes Process Systems and Baker Hughes Industrial Services - that provide technologies that separate solids from liquids and liquids from liquids through filtration, sedimentation, centrifugation and flotation processes. The business environment for Process Equipment and its corresponding operating results are affected significantly by spending on large capital projects in the pulp and paper, oil and gas, industrial, refining, chemical and municipal wastewater treatment markets. Spending on capital projects is influenced by numerous factors including, but not limited to, commodity price cycles, especially copper and pulp, oil and gas, the supply and demand for refined products and chemicals, the expanding Asian populations and economies, as well as environmental pressures and legislation. Except for the Asian, pulp and paper, oil and gas and copper markets, the Company anticipates increased capital project activity in the refining, chemical and industrial markets. In addition, the Company anticipates growth from acquisitions and new technology.

ACQUISITIONS

Oil Dynamics, Inc.

    On October 24, 1997, the Company acquired Oil Dynamics, Inc. ("ODI") from Franklin Electric Co. Inc. for $34.4 million. ODI is a manufacturer

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


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

    Other acquisitions were made by the Company during the nine months ended June 30, 1998, that were not individually nor in the aggregate material to the consolidated financial statements of the Company.

RESULTS OF OPERATIONS

Revenues

    Consolidated revenues were up 21% and 31% for the three and nine months ended June 30, 1998, respectively, as compared to the same periods in 1997. Sales revenue was up 28% and 37% for the three and nine months ended June
30, 1998, respectively, compared to the corresponding periods in 1997.
Service and rentals revenue was up 9% and 21% for the three and nine months ended June 30, 1998, respectively, compared to the corresponding periods in 1997. In the discussion below, the "current quarter" refers to the three months ended June 30, 1998 and the "nine months" refers to the nine months ended June 30, 1998.

Oilfield Operations

    Revenue for Oilfield Operations increased in most areas of the world in spite of lower rig count activity as the Company continues to benefit from the increased use of its technologies in key geographic regions. Outside North America, revenues increased 12% for the current quarter and 19% for the nine months compared to the same periods in the prior year, while in North America, revenues remained flat for the current quarter, but increased 19% for the nine months compared to the same periods in the prior year. The lower percentage increases in the current quarter ended June 30, 1998, are reflective of the recent decline of oilfield activity in several key geographic areas, in particular North America and Venezuela, resulting from lower customer spending due to continuing low oil prices.

    In North America, U.S. revenues increased 1% in the current quarter compared to the prior year, while revenues in Canada declined 8% for the current quarter compared to the prior year. Revenues in Latin America were down 1% in the current quarter compared to the same quarter in 1997 led by Venezuela where revenues declined 13%.

    In Europe, revenues were up 17% in the current quarter compared to the same period in the prior year. Revenues in the North Sea increased 20% for the current quarter as compared to the same period in the prior year led by the United Kingdom where revenues increased 38%.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


    Revenues in Africa were up 3% in the current quarter compared to the same quarter in 1997. The revenue improvements in Algeria and Gabon were partially offset by the revenue declines in Nigeria and Cameroon.

    In the Middle East revenues were up 12% in the current quarter compared to the same quarter in the prior year led by Oman where revenues increased 10%.

    Revenues in Asia Pacific posted the largest increase of all regions, up 25% in the current quarter compared to the same period in the prior year. China and Malaysia were the primary contributors to the revenue growth.

Chemicals

    Chemical revenues increased $95.5 million to $176.0 million for the current quarter and $297.9 million to $538.0 million for the nine months compared to the same periods in the prior year due to the Petrolite acquisition in July 1997.

Process Equipment

    Process Equipment revenues increased 49% and 45% for the current quarter and nine months, respectively, compared to the same periods in the prior year. The increases are due to acquisitions offset by activity declines due to the drop in copper prices and the economic problems in Asia resulting in delays in customers' capital spending.

Costs and Expenses Applicable to Revenues

    Costs of sales and costs of services and rentals have increased from the prior year periods consistent with the related revenue increases. The gross margin percentages were 38.8% and 39.4% for the three months ended June
30, 1998 and 1997, respectively. The decline is due primarily to pricing pressures and less favorable revenue mix in North America and Venezuela. The gross margin percentages were 39.6% and 39.0% for the nine months ended
June 30, 1998 and 1997, respectively.

Selling, General and Administrative

    Selling, general and administrative ("SG&A") expense increased $41.6 million in the third quarter of 1998 from the third quarter of 1997. As a percent of consolidated revenues, SG&A expense was 25.2% and 26.1% in the third quarter of 1998 and 1997, respectively. SG&A expense increased $223.8 million for the nine months ended June 30, 1998 compared to the same period in 1997. As a percent of consolidated revenues, SG&A expense was 26.3% and 25.9% in the first nine months of 1998 and 1997, respectively. SG&A increased due to the Petrolite acquisition and increases in marketing and sales support costs than those incurred in the prior year periods.

    Amortization expense increased $3.0 million and $8.4 million in the three and nine months ended June 30, 1998, respectively, compared to the

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


same prior year periods due primarily to the Petrolite acquisition in July
1997.

Interest Expense

    Interest expense for the three and nine months ended June 30, 1998 increased compared to the corresponding periods in 1997 due to higher debt levels that funded acquisitions and increases in working capital and capital expenditures.

Income Taxes

    The effective income tax rate for the nine months ended June 30, 1998 was 35.0%, up from 32.0% for the nine months ended June 30, 1997 due to the settlement with the Internal Revenue Service ("IRS") in 1997, as explained below.

    In the third quarter of 1997, the Company reached an agreement with the IRS to close the audit of its 1992 and 1993 U.S. consolidated income tax returns. The principal issue in the examination related to inter-company pricing on the transfer of goods and services between U.S. and non-U.S. subsidiary companies. As a result of the agreement, the Company recognized a tax benefit through the reversal of deferred income taxes previously provided of $11.4 million (approximately $0.08 per share) in the quarter ended June 30, 1997.

CAPITAL RESOURCES AND LIQUIDITY

Financing Activities

    Net cash inflows from financing activities were $336.6 million in the first nine months of 1998 compared to net cash outflows of $6.6 million for the same period in 1997. The change from the prior year period is due to increased borrowings from commercial paper and revolving credit facilities that funded acquisitions and increases in working capital and capital expenditures.

    Total debt outstanding at June 30, 1998 was $1,167.7 million, compared to $781.4 million at September 30, 1997. The debt to equity ratio was .42 at June 30, 1998, compared to .30 at September 30, 1997.

    Cash dividends increased in the first nine months of 1998 compared to the first nine months of 1997 due to an increase in the number of shares of common stock outstanding resulting primarily from shares issued in connection with the 1997 acquisitions of Petrolite and Drilex International Inc.

    At June 30, 1998, the Company had $889.0 million of credit facilities with commercial banks, of which $500.0 million was committed. These facilities are subject to normal banking terms and conditions and do not materially restrict the Company's activities.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


Investing Activities

    Net cash outflows from investing activities were $412.4 million in the first nine months of 1998 compared to $162.1 million in the first nine months of 1997.

    Property additions increased significantly in the first nine months of 1998 to $349.2 million from $206.1 million in the first nine months of 1997 as the Company added capacity to meet the increased market demand. The majority of the capital expenditures have been in Oilfield Operations. Expenditures for rental tools and machinery and equipment accounted for 39% and 42%, respectively, of total capital expenditures for the Company for the first nine months of 1998. In light of the recent activity decline, the Company is reviewing significant capital projects and expects the rate of capital spending to slow. Funds provided from operations and outstanding lines of credit are expected to be adequate to meet future capital expenditure requirements.

    The Company used short term borrowings to purchase ODI in October 1997 for a purchase price, net of cash acquired, of $34.2 million and Western Rock Bit in March 1998 for $31.4 million. The Company obtained $3.3 million of cash from the stock for stock acquisition of Drilex in 1997.

Operating Activities

    Net cash inflows from operating activities were $79.0 million in the first nine months of 1998 compared to cash inflows of $173.1 million in the first nine months of 1997. The primary use of cash by operating activities was to fund increases in working capital, primarily inventory and the reduction of liabilities, primarily trade payables.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


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

Derivative and Hedge Accounting

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at its fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income.

    SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Retroactive application to periods prior to adoption is not allowed. The Company has not quantified the impact of adoption on its consolidated financial statements or the date it intends to adopt.

YEAR 2000 ISSUE

    The Year 2000 issue is the result of computer programs that use only two digits to identify a year rather than four. If not corrected, computer applications could fail or create erroneous results before, during and after the Year 2000.

    The Company is currently assessing the cost and uncertainties related to the Year 2000 issue using internal and external resources. Based on preliminary information, the Company currently believes that with certain modifications, upgrades and, in some instances, converting to new software, the Company will have substantially addressed the Year 2000 issues with respect to its software, hardware and products without significant impact on its operating systems. The estimated costs for the Company to substantially address these Year 2000 issues are not expected to be material to the Company's financial position, results of operations or liquidity. Additionally, the Company is not aware of Year 2000 issues of its customers or suppliers that would be material to the Company's financial position, results of operations or liquidity.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


MERGER WITH WESTERN ATLAS

    On August 10, 1998, Baker Hughes completed the merger with Western Atlas Inc. ("Western Atlas"). Under the terms of the merger agreement, each outstanding share of Western Atlas common stock has been converted into the right to receive 2.7 shares of Baker Hughes common stock. In the aggregate, Baker Hughes is issuing approximately 148.6 million shares of Baker Hughes common stock to Western Atlas shareholders. In addition, as part of the merger, Baker Hughes is issuing up to 7.7 million shares of Baker Hughes common stock in exchange for certain rights relating to Western Atlas employee stock options.

    Western Atlas, the common stock of which was previously publicly traded, is a leading supplier of oilfield services and reservoir information technologies for the worldwide oil and gas industry. It specializes in land, marine and transition-zone seismic data acquisition and processing services; well-logging and completion services; and reservoir characterization and project management services.

                         PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits:

        (3)(ii) Bylaws as amended on July 22, 1998
        (27.1) Financial Data Schedule

    (b) Reports on Form 8-K:

        A report on Form 8-K was filed with the Commission on May 20, 1998, reporting that the Company had entered into an agreement and plan of merger with Western Atlas Inc.

                                SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      BAKER HUGHES INCORPORATED
                                            (Registrant)




Date:  August 14, 1998                By /s/LAWRENCE O'DONNELL, III
                                      ------------------------------------
                                         Lawrence O'Donnell, III
                                         Vice President and General Counsel





Date:  August 14, 1998                By /s/JAMES E. BRAUN
                                      ------------------------------------
                                         James E. Braun
                                         Vice President and Controller

                               INDEX TO EXHIBITS

     Exhibits:

     (3)(ii) Bylaws as amended on July 22, 1998
     (27.1) Financial Data Schedule