Form 10-QT
period 1997-12-31
BAKER HUGHES INC
filed 1998-10-05
CIK 808362

---------------------------------------------------------------------------


                                    FORM 10-QT
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934


                                       OR

               X  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from October 1, 1997 to December 31, 1997

                          -----------------------------

                          Commission file number 1-9397

                          -----------------------------

                            BAKER HUGHES INCORPORATED
             (Exact name of registrant as specified in its charter)


             Delaware                                         76-0207995
(State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                      Identification No.)
 3900 Essex Lane, Houston, Texas                                77027
(Address of principal executive offices)                      (Zip code)

    Registrant's telephone number, including area code:  (713) 439-8600

                          -----------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                          Outstanding at August 29, 1998
              -----                          ------------------------------

Common Stock, $1.00 par value per share            325,791,000 shares



---------------------------------------------------------------------------


                         BAKER HUGHES INCORPORATED


                                   INDEX


                                                                       Page
                                                                        No.
                                                                       ----
Part I - Financial Information:


    Consolidated Condensed Statements of Operations - Three Months
         ended December 31, 1997 and 1996                                2

    Consolidated Condensed Statements of Financial Position
         - December 31, 1997 and September 30, 1997                      3

    Consolidated Condensed Statements of Cash Flows - Three months
         ended December 31, 1997 and 1996                                4

    Notes to Consolidated Condensed Financial Statements                 5

    Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                           9


Part II - Other Information                                             17































                                    -1-
                         PART I.  FINANCIAL INFORMATION
                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In millions, except per share amounts)


                                                        Three Months Ended
                                                           December 31,
                                                          1997       1996
REVENUES:                                             ---------  ---------
  Sales                                              $    773.4 $    551.7
  Services and rentals                                    360.0      275.0
                                                      ---------  ---------
    Total revenues                                      1,133.4      826.7
                                                      ---------  ---------
COSTS AND EXPENSES:
  Cost of sales                                           477.5      348.1
  Cost of services and rentals                            197.4      157.6
  Selling, general and administrative                     306.4      217.1
  Amortization of goodwill and other intangibles           10.3        7.6
                                                      ---------  ---------
    Total costs and expenses                              991.6      730.4
                                                      ---------  ---------
Operating income                                          141.8       96.3
Interest expense                                          (14.5)     (11.8)
Interest income                                              .7         .5
                                                      ---------  ---------
Income before income taxes and cumulative effect of
  accounting change                                       128.0       85.0
Income taxes                                              (48.6)     (33.5)
                                                      ---------  ---------
Income before cumulative effect of accounting change       79.4       51.5
Cumulative effect of accounting change -
  Impairment of long-lived assets to be disposed of
    (net of $6.0 income tax benefit)                                 (12.1)
                                                      ---------  ---------
Net income                                           $     79.4 $     39.4
                                                      =========  =========
Earnings Per share of Common Stock - Basic:
  Income before cumulative effect of accounting
    change                                           $      .47 $      .35
  Cumulative effect of accounting change                              (.08)
                                                      ---------  ---------
  Net income                                         $      .47 $      .27
                                                      =========  =========

Earnings Per Share of Common Stock - Diluted:
  Income before cumulative effect of accounting
    change                                           $      .46 $      .34
  Cumulative effect of accounting change                              (.08)
                                                      ---------  ---------
  Net income                                         $      .46 $      .26
                                                      =========  =========

Cash dividends per share of common stock             $     .115 $     .115
                                                      =========  =========

   See accompanying notes to consolidated condensed financial statements.

                                    -2-
                         BAKER HUGHES INCORPORATED
          CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                              (In millions)

                                  ASSETS
                                                 December 31, September 30,
                                                     1997          1997
Current Assets:                                   ----------    ----------
  Cash and cash equivalents                      $       8.4   $       8.6
  Receivables - net                                  1,074.0       1,047.1
  Inventories                                        1,105.6       1,030.5
  Deferred income taxes                                 79.8          83.8
  Other current assets                                  59.5          50.5
                                                  ----------    ----------
    Total current assets                             2,327.3       2,220.5
Property - net                                       1,049.5         982.9
Other assets                                           476.3         497.5
Excess costs arising from acquisitions - net         1,052.3       1,055.4
                                                  ----------    ----------
    Total assets                                 $   4,905.4   $   4,756.3
                                                  ==========    ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                               $     458.0    $    499.7
  Short-term borrowings and current portion
    of long-term debt                                   70.8           9.6
  Accrued employee compensation and benefits           175.9         223.2
  Income taxes payable                                  45.7          48.6
  Other accrued liabilities                            188.5         155.2
                                                  ----------    ----------
    Total current liabilities                          938.9         936.3
                                                  ----------    ----------
Long-term debt                                         909.2         771.8
                                                  ----------    ----------
Deferred income taxes                                  261.8         275.9
                                                  ----------    ----------
Other long-term liabilities                            163.4         167.7
                                                  ----------    ----------
Stockholders' Equity:
  Common stock                                         169.4         169.1
  Capital in excess of par value                     2,241.5       2,236.0
  Retained earnings                                    343.6         283.7
  Cumulative foreign currency translation
    adjustment                                        (160.5)       (144.9)
  Unrealized gain on securities available for sale      38.1          60.7
                                                  ----------    ----------
    Total stockholders' equity                       2,632.1       2,604.6
                                                  ----------    ----------
    Total liabilities and stockholders' equity   $   4,905.4   $   4,756.3
                                                  ==========    ==========

   See accompanying notes to consolidated condensed financial statements.





                                    -3-
                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                      Three Months Ended
                                                         December 31,
                                                      1997          1996
                                                    --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $    79.4     $    39.4
Adjustments to reconcile net income to net cash
  flows from operating activities:
    Depreciation and amortization of:
      Property                                          45.1          32.4
      Other assets and debt discount                    12.8          10.0
    Deferred income taxes                                3.5           7.2
    Gain on disposal of assets                          (9.7)         (7.0)
    Foreign currency translation gain - net             (2.0)
    Cumulative effect of accounting change                            12.1
    Change in receivables                              (21.0)        (11.2)
    Change in inventories                              (59.3)        (40.8)
    Change in accounts payable                         (47.6)        (35.2)
    Changes in other assets and liabilities            (61.1)        (10.0)
                                                    --------      --------
Net cash flows from operating activities               (59.9)         (3.1)
                                                    --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                  (105.2)        (54.7)
  Proceeds from disposal of assets                      17.5          13.3
  Cash obtained in stock acquisition                                   3.3
  Acquisition of business, net of cash acquired        (33.1)
                                                    --------      --------
Net cash flows from investing activities              (120.8)        (38.1)
                                                    --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from commercial paper and
    revolving credit facilities                        195.9          56.3
  Proceeds from exercise of stock options                5.6          12.6
  Dividends                                            (19.5)        (16.7)
                                                    --------      --------
Net cash flows from financing activities               182.0          52.2
                                                    --------      --------
Effect of exchange rate changes on cash                 (1.5)           .2
                                                    --------      --------
(Decrease)increase in cash and cash equivalents          (.2)         11.2
Cash and cash equivalents, beginning of period           8.6           7.7
                                                    --------      --------
Cash and cash equivalents, end of period           $     8.4     $    18.9
                                                    ========      ========

Income taxes paid                                  $    48.0     $    12.9
Interest paid                                      $     8.8     $     6.6

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

Note 2. Change in Fiscal Year

    On August 27, 1998, the Board of Directors of the Company approved a change in the Company's fiscal year end from September 30 to December 31, effective the calendar year beginning January 1, 1998. A three-month transition period from October 1, 1997 through December 31, 1997 will precede the start of the new fiscal year.

Note 3. Inventories

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

Note 4. Acquisition

    On October 24, 1997, the Company acquired Oil Dynamics, Inc. ("ODI") from Franklin Electric Co. Inc. for $34.4 million. ODI is a manufacturer of electric submersible pumps used to lift crude oil in producing regions worldwide and has been added to the operations of Centrilift.



                                    -5-
                         BAKER HUGHES INCORPORATED

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


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

Note 5. Income Per Common Share

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


Note 6. Segment Information

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
                                   ======     ======

Note 7. Subsequent Event

    On August 10, 1998, Baker Hughes completed the merger with Western Atlas Inc. ("Western Atlas"). Under the terms of the merger agreement, each outstanding share of Western Atlas common stock has been converted into the right to receive 2.7 shares of Baker Hughes common stock. In the aggregate, Baker Hughes issued approximately 148.6 million shares of Baker Hughes common stock to Western Atlas shareholders. In addition, as part of the merger, Baker Hughes issued 5.4 million shares of Baker Hughes common stock in exchange for certain rights relating to Western Atlas employee stock options.

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



                                    -7-
                         BAKER HUGHES INCORPORATED

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


    The following table sets forth certain unaudited pro forma condensed combined financial information for Baker Hughes giving effect to the merger with Western Atlas accounted for as a pooling of interests.

                                                         Three Months Ended
                                                            December 31,
                                                          1997       1996
                                                        --------   --------
Revenues                                                $1,572.9   $1,210.7
Income from continuing
  operations before accounting change                      111.2       70.3
Net income                                                 114.0       76.0
Income from continuing
  operations before accounting change per share:
    Basic                                                    .35        .24
    Diluted                                                  .34        .24
Net income per share:
    Basic                                                    .36        .26
    Diluted                                                  .35        .26

                                                          December 31, 1997
                                                          -----------------
Current assets                                                 $2,919.8
Current liabilities                                             1,417.2
Total assets                                                    7,236.1
Long-term debt                                                  1,610.7
Stockholders' equity                                            3,519.0

    In May 1997, the Western Atlas Board of Directors approved, in principle, a plan to distribute (the "Spin-off") to Western Atlas shareholders all of the outstanding common stock of UNOVA, Inc. ("UNOVA"), a wholly owned subsidiary of Western Atlas. In connection with the Spin-off, the consolidated financial statements of Western Atlas were restated to present the operations of UNOVA as discontinued operations.




















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

BUSINESS ENVIRONMENT

Oilfield

    Oilfield Operations generated 73% of the Company's consolidated revenues for the three months ended December 31, 1997. Oilfield Operations consisted of five business units - Baker Hughes INTEQ, Baker Hughes Solutions, Baker Oil Tools, Centrilift and Hughes Christensen - that provide products, services and solutions used in the drilling, completion, production and maintenance of oil and gas wells. The business environment for Oilfield Operations and its corresponding operating results are affected significantly by petroleum industry exploration and production expenditures. These expenditures are influenced strongly by oil company expectations about the supply and demand for crude oil and natural gas, energy prices and finding and development costs. Petroleum supply and demand, pricing and finding and development costs, in turn, are influenced by numerous factors including, but not limited to, those described above in "--Forward-Looking Statements".

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

Oil and Gas Prices

Three Months Ended December 31,                         1997        1996
-------------------------------------------------------------------------
WTI ($/bbl)                                            20.02       24.67
U.S. Spot Natural Gas ($/mcf)                           2.72        2.96

    Crude oil prices experienced downward pressure due to increased supply from renewed Iraqi exports, increased OPEC production, higher inventories (particularly in North America) and a simultaneous slowing of demand growth due to the Asian economic downturn.

    U.S. natural gas prices remained strong during most of the quarter ended December 31, 1997, averaging above $2.00 per mcf, reflecting relatively tight supply and demand conditions in North America. Since June 30, 1998, gas prices have averaged below $2.00 per mcf which could impact natural gas drilling.


                                    -10-
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


Rotary Rig Count

Three Months Ended December 31,                         1997        1996
-------------------------------------------------------------------------
U.S. - Land                                              873         736
U.S. - Offshore                                          125         109
Canada                                                   448         318
-------------------------------------------------------------------------
    North America                                      1,446       1,163
-------------------------------------------------------------------------
Latin America                                            280         281
North Sea                                                 55          54
Other Europe                                              56          62
Africa                                                    75          82
Middle East                                              165         138
Asia Pacific                                             173         181
-------------------------------------------------------------------------
    International                                        804         798
-------------------------------------------------------------------------
Worldwide                                              2,250       1,961
-------------------------------------------------------------------------
U.S. Workover                                          1,427       1,352

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

Chemicals

    Baker Petrolite generated 16% of the Company's consolidated revenues for the three months ended December 31, 1997. Baker Petrolite is the sole business unit reported in this segment and is the result of combining Baker


                                    -11-
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


Performance Chemicals Incorporated, previously reported in the oilfield segment, and Petrolite Corporation ("Petrolite"), acquired in July, 1997.

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

Process Equipment

    Process Equipment generated 11% of the Company's consolidated revenues for the three months ended December 31, 1997. Process Equipment consisted of four business units - EIMCO Process Equipment, Bird Machine Company, Baker Hughes Process Systems and Baker Hughes Industrial Services - that provide technologies that separate solids from liquids and liquids from liquids through filtration, sedimentation, centrifugation and flotation processes. The business environment for Process Equipment and its corresponding operating results are affected significantly by spending on large capital projects in the pulp and paper, oil and gas, industrial, refining, chemical and municipal wastewater treatment markets. Spending on capital projects is influenced by numerous factors including, but not limited to, commodity price cycles, especially copper and pulp, oil and gas, the supply and demand for refined products and chemicals, the expanding Asian populations and economies, as well as environmental pressures and legislation. Process Equipment anticipates a decrease in capital project activity for the remainder of 1998 due to delays in customers' capital spending. These delays are a result of the unstable economic conditions in Asia and a general weakness in most of the markets Process Equipment serves.

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


                                    -12-
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


RESULTS OF OPERATIONS

Revenues

    Consolidated revenues for the three months ended December 31, 1997 were $1,133.4 million, an increase of 37% over revenues of $826.7 million for the three months ended December 31, 1996. Sales revenues were up $221.7 million, an increase of 40%, and service and rentals revenues were up $85.0 million, an increase of 31%, in each case, over the same three months in 1996. Approximately 64% of the Company's consolidated revenues in the three months ended December 31, 1997 were derived from international activities.

    Oilfield Operations reported revenues for the three months ended December 31, 1997 of $827.8 million, an increase of 27% over revenues of $652.9 million for the three months ended December 31, 1996. Revenue growth outpaced rig count increases in most areas of the world. In particular, revenues in Venezuela increased 68% as that country continued to work towards its then stated goal of significantly increasing production.

    Baker Petrolite revenues increased to $176.6 million for the three months ended December 31, 1997 compared to $76.7 million for the three months ended December 31, 1996 due to the Petrolite acquisition in July 1997.

    Process Equipment revenues were $124.1 million for the three months ended December 31, 1997, an increase of 38% over the three months ended December 31, 1996. Excluding revenues from 1997 acquisitions of $42.5 million, revenues for the three months ended December 31, 1997 declined 9.5% due primarily to the decline in copper prices driven by the economic problems in Asia resulting in delays in customers' capital spending.

Costs and Expenses Applicable to Revenues

    Cost of sales and cost of services and rentals increased in the three months ended December 31, 1997 from the same period in 1996 consistent with the related revenue increases. Gross margin percentages increased from 38.8% for the three months ended December 31, 1996 to 40.5% for the three months ended December 31, 1997.

Selling, General and Administrative

    Selling, general and administrative ("SG&A") expense increased $89.3 million for the three months ended December 31, 1997 compared to the same period in 1996. As a percent of consolidated revenues, SG&A expense was 27.0% and 26.3% for the three months ended December 31, 1997 and 1996, respectively.

    Excluding the impact of acquisitions, the Company added approximately 3,700 employees during the three months ended December 31, 1997, a 22% increase in headcount over the same period in 1996, to keep pace with the


                                    -13-
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


increased activity levels. As a result, employee training and development efforts increased compared to the same period in 1996.

Amortization Expense

    Amortization expense for the three months ended December 31, 1997 increased $2.7 million from the three months ended December 31, 1996 due to the Petrolite acquisition.

Interest Expense

    Interest expense for the three months ended December 31, 1997 increased $2.7 million compared to the same period in 1996 due to higher debt levels during the three months ended December 31, 1997 as compared to the same period in 1996.

Income Taxes

    The effective income tax rate for the three months ended December 31, 1997 was 38.0%, down from 39.5% for the three months ended December 31, 1996 due primarily to a change in the mix of foreign earnings and the fixed nature of the nondeductible goodwill amortization.

CAPITAL RESOURCES AND LIQUIDITY

Financing Activities

    Net cash inflows from financing activities were $182.0 million for the three months ended December 31, 1997 compared to $52.2 million for the same period in 1996. The change from the 1996 period was due to increased borrowings to fund higher working capital levels, higher capital spending and the ODI acquisition.

    Total debt outstanding at December 31, 1997 was $980.0 million, compared to $781.4 million at September 30, 1997. The debt to equity ratio was .37 at December 31, 1997, compared to .30 at September 30, 1997.

    Cash dividends increased for the three months ended December 31, 1997 compared to the three months ended December 31, 1996 due to an increase in the number of shares of common stock outstanding primarily resulting from shares issued in connection with the Petrolite and Drilex International Inc. acquisitions in July 1997.

    At December 31, 1997, the Company had $644.9 million of credit facilities with commercial banks, of which $300.0 million was committed. These facilities are subject to normal banking terms and conditions and do not materially restrict the Company's activities.

Investing Activities

    Net cash outflows from investing activities were $120.8 million for the three months ended December 31, 1997 compared to cash outflows of $38.1 million for the three months ended December 31, 1996.

                                    -14-
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


    Property additions increased significantly during the three months ended December 31, 1997 to $105.2 million compared to $54.7 million for the three months ended December 31, 1996 as the Company added capacity to meet the increased market demand. The majority of the capital expenditures were in Oilfield Operations where expenditures for rental tools and machinery and equipment accounted for 31% and 47% of total capital expenditures for the three months ended December 31, 1997. In light of the recent activity decline, the Company is reviewing significant capital projects and expects the rate of capital spending to slow. Funds provided from operations and outstanding lines of credit are expected to be more than adequate to meet future capital expenditure requirements.

    The Company used short term borrowings to purchase ODI in October 1997 for a purchase price, net of cash acquired, of $33.1 million. The Company obtained $3.3 million of cash from the stock for stock acquisition of Drilex in 1997.

Operating Activities

    Net cash outflows from operating activities were $59.9 million and $3.1 million for the three months ended December 31, 1997 and 1996, respectively. The primary use of cash by operating activities was to fund increases in working capital due to increased levels of activity.

ACCOUNTING STANDARDS

Impairment of Long-Lived Assets

    The Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, effective October 1, 1996. The statement sets forth guidance as to when to recognize an impairment of long-lived assets, including goodwill, and how to measure such an impairment. The methodology set forth in SFAS No. 121 is not significantly different from the Company's current policy and, therefore, the adoption of SFAS No. 121 does not have a significant impact on the consolidated financial statements, as it relates to impairment of long-lived assets used in operations. However, SFAS No. 121 also addresses the accounting for long-lived assets to be disposed of and requires these assets to be carried at the lower of cost or fair market value, rather than the lower of cost or net realizable value, the method that was previously used by the Company. The Company recognized a charge to income of $12.1 million ($.08 per share), net of a tax benefit of $6.0 million, as the cumulative effect of a change in accounting during the three months ended December 31, 1996.

Comprehensive Income

    In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which for the Company is effective in the year ending December 31, 1998. SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. The Company will be analyzing SFAS No. 130 during 1998 to determine what, if any, additional disclosures will be required.

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

MERGER WITH WESTERN ATLAS

    On August 10, 1998, Baker Hughes completed the merger with Western Atlas Inc. ("Western Atlas"). Under the terms of the merger agreement, each outstanding share of Western Atlas common stock has been converted into the right to receive 2.7 shares of Baker Hughes common stock. In the aggregate, Baker Hughes issued approximately 148.6 million shares of Baker Hughes common stock to Western Atlas shareholders. In addition, as part of the merger, Baker Hughes issued 5.4 million shares of Baker Hughes common stock in exchange for certain rights relating to Western Atlas employee stock options.

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
















                                    -16-
                          PART II. OTHER INFORMATION


Item 1. Legal Proceedings

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         (27) Financial Data Schedule

    (b)  Reports on Form 8-K:

         None.







































                                    -17-
                                SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       BAKER HUGHES INCORPORATED
                                             (Registrant)




Date:  October 5, 1998                 By  /s/LAWRENCE O'DONNELL, III
                                       ------------------------------------
                                         Vice President and General Counsel





Date:  October 5, 1998                 By  /s/JAMES E. BRAUN
                                       ------------------------------------
                                         Vice President and Controller































                                    -18-