Form 10-Q
period 1998-09-30
BAKER HUGHES INC
filed 1998-11-16
CIK 808362

---------------------------------------------------------------------------


                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

               X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1998

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934


                          -----------------------------

                          Commission file number 1-9397

                          -----------------------------

                            BAKER HUGHES INCORPORATED
             (Exact name of registrant as specified in its charter)


             Delaware                                         76-0207995
(State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                      Identification No.)
 3900 Essex Lane, Houston, Texas                                77027
(Address of principal executive offices)                      (Zip code)

    Registrant's telephone number, including area code:  (713) 439-8600

                          -----------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                         Outstanding at October 31, 1998
              -----                         -------------------------------

Common Stock, $1.00 par value per share            326,933,600 shares



---------------------------------------------------------------------------


                         BAKER HUGHES INCORPORATED


                                   INDEX


                                                                       Page
                                                                        No.
                                                                       ----
Part I - Financial Information:


    Consolidated Condensed Statements of Operations - Three months and
         nine months ended September 30, 1998 and 1997                   2

    Consolidated Condensed Statements of Financial Position
         - September 30, 1998 and December 31, 1997                      4

    Consolidated Condensed Statements of Cash Flows - Nine months
         ended September 30, 1998 and 1997                               5

    Notes to Consolidated Condensed Financial Statements                 7

    Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                          15


Part II - Other Information                                             31































                                    -1-
                      PART I.  FINANCIAL INFORMATION
                         BAKER HUGHES INCORPORATED
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (In millions, except per share amounts)
                                (Unaudited)


                                 Three Months Ended     Nine Months Ended
                                    September 30,         September 30,
                                   1998       1997       1998       1997
                                --------------------  --------------------
REVENUES:
  Sales                        $    737.5 $    760.8 $  2,296.1 $  1,915.0
  Services and rentals              847.4      750.6    2,596.6    2,162.4
                                ---------  ---------  ---------  ---------
    Total revenues                1,584.9    1,511.4    4,892.7    4,077.4
                                ---------  ---------  ---------  ---------

COSTS AND EXPENSES:
  Costs of sales                    593.4      501.8    1,576.2    1,236.5
  Costs of services and rentals     831.4      529.2    2,111.5    1,564.3
  Selling, general and
    administrative                  393.4      309.9    1,017.8      803.1
  Unusual charge                    175.3       52.1      175.3       52.1
  Acquired in-process research
    and development                            118.0                 118.0
                                ---------  ---------  ---------  ---------
    Total costs and expenses      1,993.5    1,511.0    4,880.8    3,774.0
                                ---------  ---------  ---------  ---------
Operating income(loss)             (408.6)        .4       11.9      303.4
Interest expense                    (40.5)     (24.8)    (108.5)     (69.6)
Interest income                       1.0         .8        3.0        2.7
Merger related costs               (201.9)               (201.9)
Spin-off related costs                                                (8.4)
                                ---------  ---------  ---------  ---------
Income(loss) from continuing
  operations before income taxes   (650.0)     (23.6)    (295.5)     228.1
Income taxes                        115.5      (32.0)      (8.1)    (110.5)
                                ---------  ---------  ---------  ---------
Income(loss) from continuing
  operations                       (534.5)     (55.6)    (303.6)     117.6
Discontinued operations                         14.1                (157.8)
                                ---------  ---------  ---------  ---------
Net income(loss)               $   (534.5)$    (41.5)$   (303.6)$    (40.2)
                                =========  =========  =========  =========














                                    -2-
                         BAKER HUGHES INCORPORATED
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS CONTINUED
                  (In millions, except per share amounts)
                                (Unaudited)


                                 Three Months Ended     Nine Months Ended
                                    September 30,         September 30,
                                   1998       1997       1998       1997
                                --------------------  --------------------

Basic earnings(loss) per share:
  Continuing operations        $    (1.65)$     (.18)$     (.95)$      .39
  Discontinued operations                        .05                  (.52)
                                ---------  ---------  ---------  ---------
    Total                      $    (1.65)$     (.13)$     (.95)$     (.13)
                                =========  =========  =========  =========

Diluted earnings(loss) per share:
  Continuing operations        $    (1.65)$     (.18)$     (.95)$      .39
  Discontinued operations                        .05                  (.52)
                                ---------  ---------  ---------  ---------
    Total                      $    (1.65)$     (.13)$     (.95)$     (.13)
                                =========  =========  =========  =========

Cash dividends per share of
  common stock                 $     .115 $     .115 $     .345 $     .345
                                =========  =========  =========  =========

   See accompanying notes to consolidated condensed financial statements.





























                                    -3-
                         BAKER HUGHES INCORPORATED
          CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                               (In millions)
                                (Unaudited)


                                  ASSETS
                                                 September 30, December 31,
                                                     1998          1997
Current Assets:                                   ----------    ----------
  Cash and cash equivalents                      $      24.6   $      41.9
  Accounts receivable, net                           1,513.5       1,519.4
  Inventories                                        1,082.1       1,145.0
  Other current assets                                 242.6         213.5
                                                  ----------    ----------
    Total current assets                             2,862.8       2,919.8
Property, net                                        2,213.9       1,975.9
Goodwill and other intangibles, net                  1,894.6       1,537.2
Multiclient seismic data and other assets              872.6         803.2
                                                  ----------    ----------
    Total assets                                 $   7,843.9   $   7,236.1
                                                  ==========    ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current portion of
    long-term debt                               $     806.4   $     177.4
  Accounts payable                                     584.1         601.5
  Payroll and related expenses                         300.2         287.0
  Other current liabilities                            390.1         351.3
                                                  ----------    ----------
    Total current liabilities                        2,080.8       1,417.2
                                                  ----------    ----------
Long-term debt                                       1,883.4       1,610.7
                                                  ----------    ----------
Deferred income taxes                                  226.9         283.8
                                                  ----------    ----------
Deferred revenue and other long-term liabilities       417.6         405.4
                                                  ----------    ----------
Stockholders' Equity:
  Common stock                                         326.8         316.8
  Capital in excess of par value                     2,921.1       2,834.0
  Retained earnings                                    131.9         494.1
  Foreign currency translation adjustment             (146.7)       (160.5)
  Unrealized gain on securities available for sale       5.6          38.1
  Pension liability adjustments                         (3.5)         (3.5)
                                                  ----------    ----------
    Total stockholders' equity                       3,235.2       3,519.0
                                                  ----------    ----------
    Total liabilities and stockholders' equity   $   7,843.9   $   7,236.1
                                                  ==========    ==========

   See accompanying notes to consolidated condensed financial statements.





                                    -4-
                         BAKER HUGHES INCORPORATED
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (In millions)
                                (Unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                      1998          1997
                                                    --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss) from continuing operations        $  (303.6)    $   117.6
Adjustments to reconcile net income(loss) from
  continuing operations to net cash flows from
  operating activities:
    Depreciation, depletion and amortization           556.9         428.8
    Provision(benefit) for deferred income taxes        38.7         (14.0)
    Noncash portion of nonrecurring charges            494.9          32.7
    Acquired in-process research and development                     118.0
    Gain on disposal of assets                         (31.9)        (11.4)
    Change in receivables                                5.7        (134.5)
    Change in inventories                              (56.6)        (70.4)
    Change in accounts payable                         (54.1)         50.2
    Changes in other assets and liabilities           (148.6)          6.5
                                                    --------      --------
Net cash flows from continuing operations              501.4         523.5
Net operating activities from discontinued
  operations                                                           1.6
                                                    --------      --------
Net cash flows from operating activities               501.4         525.1
                                                    --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for capital assets and multiclient
    seismic data                                      (973.7)       (804.7)
  Proceeds from disposal of assets                      74.6          45.1
  Cash obtained in stock acquisition                                  65.4
  Acquisition of businesses, net of cash acquired     (426.7)        (97.6)
  Proceeds from sale of investments                                   48.5
                                                    --------      --------
Net cash flows from continuing operations           (1,325.8)       (743.3)
Net investing activities from discontinued
  operations                                                        (405.7)
                                                    --------      --------
Net cash flows from investing activities            (1,325.8)     (1,149.0)
                                                    --------      --------














                                    -5-
                         BAKER HUGHES INCORPORATED
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS CONTINUED
                               (In millions)
                                (Unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                      1998          1997
                                                    --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from commercial paper and
    revolving credit facilities                        931.2         639.7
  Repayment of indebtedness                           (103.5)       (107.2)
  Proceeds from issuance of common stock                35.8          59.4
  Dividends                                            (58.7)        (52.9)
  Increase in UNOVA, Inc. receivable                                (120.4)
                                                    --------      --------
Net cash flows from continuing operations              804.8         418.6
Net financing activities from discontinued
  operations                                                         197.2
                                                    --------      --------
Net cash flows from financing activities               804.8         615.8
Effect of exchange rate changes on cash                  2.3          (2.3)
                                                    --------      --------
Decrease in cash and cash equivalents                  (17.3)        (10.4)
Cash and cash equivalents, beginning of period          41.9          35.2
                                                    --------      --------
Cash and cash equivalents, end of period           $    24.6     $    24.8
                                                    ========      ========

Income taxes paid                                  $   121.8     $   119.1
Interest paid                                      $   109.6     $    61.5

   See accompanying notes to consolidated condensed financial statements.
























                                    -6-
                         BAKER HUGHES INCORPORATED

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1. Basis of Presentation

General

    In the opinion of Baker Hughes Incorporated ("Baker Hughes" or the "Company"), the unaudited consolidated condensed financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the Company's consolidated financial position as of September 30, 1998, its consolidated results of operations for the three and nine months ended September 30, 1998 and 1997 and its consolidated cash flows for the nine months ended September 30, 1998 and 1997. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (see the Company's Annual Report on Form 10-K for the year ended September 30, 1997 for the most recent annual financial statements prepared in accordance with generally accepted accounting principles). The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

    In the notes to consolidated condensed financial statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated.

Merger

    On August 10, 1998, Baker Hughes completed a merger with Western Atlas Inc. ("Western Atlas") by issuing 148.6 million shares of the Company's common stock for all of the outstanding common stock of Western Atlas (the "Merger"). Each share of Western Atlas common stock was exchanged for 2.7 shares of Baker Hughes common stock. Western Atlas, the common stock of which was previously publicly traded, is a leading supplier of oilfield services and reservoir information technologies for the worldwide oil and gas industry. It specializes in land, marine and transition-zone seismic data acquisition and processing services, well-logging and completion services and reservoir characterization and project management services.

    The Merger was accounted for as a pooling of interests and, accordingly, all prior period consolidated financial statements of Baker Hughes have been restated to include the results of operations, financial position and cash flows of Western Atlas. Information concerning common stock, employee stock plans and per share data has been restated on an equivalent share basis.








                                    -7-
                         BAKER HUGHES INCORPORATED

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


    The following is a reconciliation of revenues, income(loss) from continuing operations and net income(loss) of Baker Hughes and Western Atlas for the periods prior to the combination.

                                   Three Months Ended    Nine Months Ended
                                   September 30, 1997    September 30, 1997
                                   ------------------    ------------------
  Revenues:
    Baker Hughes                          $ 1,091.2            $ 2,858.7
    Western Atlas                             420.2              1,218.7
                                           --------             --------
      Combined                            $ 1,511.4            $ 4,077.4
                                           =========            ========
  Income(loss) from continuing operations:
    Baker Hughes                          $   (82.9)           $    57.6
    Western Atlas                              27.3                 60.0
                                           --------             --------
      Combined                            $   (55.6)           $   117.6
                                           =========            ========
  Net income(loss):
    Baker Hughes                          $   (82.9)           $    57.6
    Western Atlas                              41.4                (97.8)
                                           --------             --------
      Combined                            $   (41.5)           $   (40.2)
                                           =========            ========

    There were no material adjustments required to conform the accounting policies of the two companies. Certain amounts have been reclassified to conform reporting practices.

    In connection with the Merger, the Company recorded merger related costs of $201.9 million which consisted of the following:

     Transaction costs                    $  51.5
     Employee costs                         130.7
     Other costs                             19.7
                                          -------
          Total                           $ 201.9
                                          =======

    The transaction costs include banking and legal fees, printing and other costs directly related to the Merger.

    The employee related costs consist of payments made to certain officers of Western Atlas and Baker Hughes pursuant to change in control provisions of employment contracts and other employee benefit plans, severance benefits paid to terminated employees whose responsibilities were redundant as a result of the Merger and a noncash charge of $45.3 million related to the triggering of change in control rights contained in certain Western Atlas employee stock option plans which occurred as a result of the Merger.




                                    -8-
                         BAKER HUGHES INCORPORATED

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


    Other costs include merger integration costs that were incurred during the three months ended September 30, 1998. The Company expects that additional merger related expenses will be incurred in future quarters, primarily for items that did not qualify for recognition in the three months ended September 30, 1998.

Change in Year End

    On August 27, 1998, the Board of Directors of the Company approved a change in the Company's fiscal year end from September 30 to December 31, effective with the calendar year beginning January 1, 1998. A three-month transition period from October 1, 1997 through December 31, 1997 preceded the start of the new fiscal year.

Changes in Accounting Principles

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective January 1, 1998. The statement establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners.

The Company's total comprehensive income(loss) is as follows:

                                  Three Months Ended    Nine Months Ended
                                     September 30,         September 30,
                                     1998      1997        1998      1997
                                  --------   -------   ---------   ------
Net income(loss)                 $ (534.5)  $ (41.5)  $  (303.6)  $ (40.2)
Other comprehensive income(loss)    (17.1)     29.5       (18.7)     11.8
                                  --------   -------   ---------   ------
Total comprehensive income(loss) $ (551.6)  $ (12.0)  $  (322.3)  $ (28.4)
                                  ========   =======   =========   ======

Note 2. Discontinued Operations

    On October 31, 1997, Western Atlas distributed all the shares of UNOVA, Inc. ("UNOVA"), its then wholly owned industrial automation systems subsidiary, as a stock dividend to it's shareholders (the "Spin-off"). The operations of UNOVA for the three and nine months ended September 30, 1997 are classified as discontinued operations in the Company's consolidated condensed financial statements. For periods prior to the Spin-off, cash, debt, and the related net interest expense were allocated based on the capital needs of UNOVA's operations. All corporate general and administrative costs of the Company are included in continuing operations, and no allocation was made to UNOVA for any of the periods presented.







                                    -9-
                         BAKER HUGHES INCORPORATED

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


    Discontinued operations of UNOVA are as follows:

                                               Three Months    Nine Months
                                                  Ended           Ended
                                               September 30,  September 30,
                                                   1997            1997
                                               ------------    ------------
    Net revenue                                  $   361.8       $ 1,094.1
    Allocated interest expense                         6.5            15.7
    Allocated interest income                           .8             3.0

    Income (loss) before income taxes            $    23.5       $  (127.4)
    Provision for income taxes                        (9.4)          (30.4)
                                                  --------        --------
    Discontinued operations                      $    14.1       $  (157.8)
                                                  ========        ========

    The UNOVA results of operations for the nine months ended September 30, 1997 include a $203.0 million charge related to acquired in-process research and development activities related to it's acquisition of United Barcode Industries in April 1997.

Note 3. Acquisitions

    In addition to the acquisitions discussed below, during the nine months ended September 30, 1998, the Company made five acquisitions with an aggregate purchase price of $91.8 million. These acquisitions were accounted for using the purchase method of accounting. Accordingly, the cost of each acquisition has been allocated to assets acquired and liabilities assumed based on their estimated fair market values at the date of the acquisition. The operating results of these acquisitions are included in the consolidated statement of operations from their respective acquisition date. Pro forma results of these acquisitions have not been presented as the pro forma revenue, net income and earnings per share would not be materially different from the Company's actual results.

WEDGE DIA-LOG and 3-D Geophysical

    In April 1998, the Company acquired all the outstanding stock of WEDGE DIA-LOG, Inc. ("WEDGE") for $218.5 million in cash. WEDGE specializes in cased-hole logging and pipe recovery services. Also in April 1998, the Company acquired 3-D Geophysical, Inc. ("3-D") for $117.5 million in cash. 3-D is a supplier of primarily land-based seismic data acquisition services. The purchase method of accounting was used to record both of these acquisitions. The operating results of these acquisitions are included in the consolidated statement of operations from their respective acquisition date. Pro forma results of these two acquisitions have not been presented as the pro forma revenue, net income and earnings per share would not be materially different from the Company's actual results.





                                    -10-
                         BAKER HUGHES INCORPORATED

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


Petrolite

    In July 1997, the Company acquired Petrolite Corporation ("Petrolite") and Wm. S. Barnickel & Company ("Barnickel"), the holder of 47.1% of Petrolite's common stock, for 19.3 million shares of the Company's common stock having a value of $730.2 million in a three-way business combination accounted for using the purchase method of accounting. Additionally, the Company assumed Petrolite's outstanding vested and unvested employee stock options which were converted into the right to acquire 1.0 million shares of the Company's common stock. Such assumption of Petrolite options by the Company had a fair market value of $21.0 million resulting in total consideration in the acquisitions of $751.2 million.

    The purchase price was allocated to the assets purchased and the liabilities assumed based on their estimated fair market values at the date of acquisition. In accordance with generally accepted accounting principles, the amount allocated to in-process research and development, which was determined by an independent valuation, was recorded as a charge in the three months ended September 30, 1997 because its technological feasibility had not been established and it had no alternative future use.

Note 4. Unusual Charge

1998

    During the three months ended September 30, 1998, the Company recognized a $175.3 million unusual charge consisting of the following:

Impairment of oil & gas properties                              $   72.3

Restructurings:
Severance for 3,400 employees under existing benefit plans          41.8
Abandoned leases and other contractual obligations                  30.7
Write down of property and other assets                             30.5
                                                                 -------
Total                                                           $  175.3
                                                                 =======

    During the three months ended September 30, 1998, the Company decided to significantly reduce the scope and level of its start-up oil and gas operations in light of the capital required and risks associated with oil and gas exploration. As a result, the Company recorded a noncash charge of $72.3 million for the impairment of oil and gas properties and a write off of previously capitalized costs related to countries in which the Company has decided to no longer pursue oil and gas activity.

    The Company restructured and downsized its operations to the current and expected market conditions, which resulted in a charge of $103.0 million in the three months ended September 30, 1998. The charge included restructuring and downsizing at most of the Company's operating divisions. Cash provisions of the unusual charge totaled $72.5 million. The Company spent $16.3 million in the three months ended September 30, 1998 and


                                    -11-
                         BAKER HUGHES INCORPORATED

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


expects to spend substantially all of the remaining $56.2 million in the remainder of 1998 and 1999.

1997

    During the three months ended September 30, 1997, the Company recognized a $52.1 million unusual charge consisting of the following:

  Baker Petrolite:
        Severance for 140 employees under
          existing benefit plans                              $  2.2
        Relocation of people and equipment                       3.4
        Integration costs                                        9.3
        Inventory write-down                                    11.3
        Write-down of other assets                               9.3

  Drilex:
        Write-down of property and other assets                  4.1
        Banking and legal fees                                   3.0

  Discontinued product lines:
        Severance for 50 employees                               1.5
        Write-down of inventory, property and other assets       8.0
                                                                ----
  Total                                                       $ 52.1
                                                               =====

    In connection with the acquisitions of Petrolite, accounted for as a purchase, and Drilex, accounted for as a pooling of interests, the Company recorded unusual charges of $35.5 million and $7.1 million, respectively, to combine the acquired operations with those of the Company. The charges include the cost of closing redundant facilities, eliminating or relocating redundant personnel and equipment and rationalizing inventories which require disposal at amounts less than their cost. A $9.5 million charge was recorded as a result of the decision to discontinue a low margin, oilfield product line in Latin America and to sell the Tracor Europa subsidiary, a computer peripherals distributor, which resulted in a write-down of the investment to net realizable value. Cash provisions of the unusual charge totaled $19.4 million. The Company spent $5.5 million in the three months ended September 30, 1997 and spent substantially all of the remaining $13.9 million in the remainder of 1997 and 1998.













                                    -12-
                         BAKER HUGHES INCORPORATED

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


Note 5. Inventories

    Inventories are comprised of the following:

                                September 30,        December 31,
                                     1998                1997
                                 -----------        ------------
  Finished goods                 $     854.5        $      911.5
  Work in process                      109.3               138.2
  Raw materials                        118.3                95.3
                                  ----------         -----------
      Total                      $   1,082.1        $    1,145.0
                                  ==========         ===========

Note 6. Earnings per Share ("EPS")

    Weighted average shares used in computing EPS for the three months ended September 30, 1998 and 1997 are 323.0 million shares and 313.8 million shares, respectively. There were no adjustments in determining diluted EPS for the three months ended September 30, 1998 and 1997. Reconciliation of the numerators and denominators of the basic and diluted EPS computations for the nine month periods is as follows:

                                 Nine Months Ended      Nine Months Ended
                                 September 30, 1998     September 30, 1997
                                 Income      Shares     Income      Shares
                                 -------     ------     -------     ------
Income(loss) from continuing
    operations                   $(303.6)     319.4     $ 117.6      300.2
Effect of dilutive
    securities:
      Stock plans                                                      4.0
                                  ------     ------     -------      -----
Diluted EPS                      $(303.6)     319.4     $ 117.6      304.2
                                  ======     ======     =======      =====

    Options to purchase 6.9 million shares of common stock were not included in the computation of diluted EPS for the three months and the nine months ended September 30, 1998 because their inclusion would be anti-dilutive.

Note 7. Other Charges

    During the three months ended September 30, 1998, the demand for the Company's products and services declined sharply as the price of oil and natural gas fell. This sharp decline in customer demand materialized quickly from high growth levels experienced in the last several years and that had continued into the early part of 1998. The Company wrote down excess and obsolete inventory and rental tools and equipment brought about by these changing market conditions. In the three months ended September 30, 1998, the Company provided reserves and recorded write-downs of



                                    -13-
                         BAKER HUGHES INCORPORATED

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


$114.5 million reflected in costs of sales and $149.0 million reflected in costs of services and rentals. In addition, the Company increased its environmental remediation liability by a charge to income of $8.8 million, which is reflected in costs of sales. Other charges of $18.2 million were recorded in selling, general and administrative expenses, that relate primarily to litigation accruals and a loss on the sale of Tracor Europa.

    The Company owns a 50% interest in Petroalliance Services Company Limited ("PAS"), which provides seismic, well-logging and reservoir characterization services in the former Soviet Union, including Russia.
The financial statements of PAS have been included in the consolidated financial statements of the Company because the Company has provided all the financial and operational support for PAS. Beginning in early 1998, economic conditions in Russia deteriorated significantly, causing PAS to become unprofitable and jeopardizing its relationship with its Russian customers. As a result, the Company began exploring its options with respect to its investment in PAS. In August 1998, the Company entered into an agreement to sell its 50% interest in PAS, however, it was subsequently advised by the prospective buyer that it would be unable to consummate the transaction. As a result of the continuing deterioration of the operating environment in Russia and the Company's decisions to divest or suspend its participation in PAS, the Company has recorded charges totaling $83.2 million in the three months ended September 30, 1998 for the write-down of assets related to PAS. Of this amount, $50.5 million is included in selling, general and administrative expense and $32.7 million is included in cost of services and rentals.




























                                    -14-
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

MERGER

    On August 10, 1998, Baker Hughes Incorporated ("Baker Hughes" or the "Company") completed a merger with Western Atlas Inc. ("Western Atlas") by issuing 148.6 million shares of its common stock for all of the outstanding common stock of Western Atlas (the "Merger"). Each share of Western Atlas common stock was exchanged for 2.7 shares of Baker Hughes common stock. Western Atlas is a leading supplier of oilfield services and reservoir information technologies for the worldwide oil and gas industry. It specializes in land, marine and transition-zone seismic data acquisition and processing services, well-logging and completion services and reservoir characterization and project management services. The Merger was accounted for as a pooling of interests and, accordingly, all prior period consolidated financial statements of Baker Hughes have been restated to include the results of operations, financial position and cash flows of Western Atlas.

CHANGE IN YEAR END

    On August 27, 1998, the Board of Directors of the Company approved a change in the Company's fiscal year end from September 30 to December 31, effective with the calendar year beginning January 1, 1998. A three-month transition period from October 1, 1997 through December 31, 1997 preceded the start of the new fiscal year.

BUSINESS ENVIRONMENT

    The Company is primarily engaged in the oilfield service industry.

    It's oilfield operations generated 92% of the Company's consolidated revenues in both the three and nine months ended September 30, 1998 and

                                    -15-
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


consist of eight business units - Western Geophysical, Baker Atlas, Baker Hughes INTEQ, E&P Solutions, Baker Oil Tools, Baker Petrolite, Centrilift and Hughes Christensen - that manufacture and sell equipment and provide services and solutions used in the drilling, completion, production and maintenance of oil and gas wells and in reservoir measurement and evaluation. The business environment for the Company and its corresponding operating results are affected significantly by the petroleum industry exploration and production expenditures. These expenditures are influenced strongly by oil company expectations about the supply and demand for crude oil and natural gas, energy prices and finding and development costs. Petroleum supply and demand, pricing and finding and development costs, in turn, are influenced by numerous factors including, but not limited to, those described above in "--Forward-Looking Statements".

    Four key factors which currently influence the worldwide crude oil market and therefore current and future expenditures for exploration and development by our customers are:

    1) The degree to which certain large producing countries, in particular Saudi Arabia, Venezuela, and Mexico, are willing and able to restrict production and exports of crude oil.

    2) The increasing rate of depletion of known hydrocarbon reserves. Technological advances are resulting in accelerated decline rates and shorter well lives. In general, accelerated decline rates require additional customer spending to hold production levels.

    3) The economic growth in certain key areas of the world, particularly developing Asia, where the correlation between energy demand and economic growth is particularly strong.

    4) The amount of crude oil in storage relative to historic levels.

    These four factors, together with oil and gas company projections for future commodity price movement, influence overall levels of expenditures for exploration and development by the Company's customers.

    More specifically, two key factors influence the level of exploration and development spending:

    1) Technology: Advances in the design and application of more technologically advanced products and services allow oil and gas companies to drill fewer wells, place the wells they drill more precisely in the higher yielding or more easily produced hydrocarbon zones of the reservoir and allow operators to drill, complete and operate wells at lower overall costs.

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

Oil and Gas Prices                   Three Months Ended   Nine Months Ended
                                        September 30,       September 30,
                                     1998         1997     1998       1997
--------------------------------------------------------------------------
WTI ($/bbl)                         14.08        19.73    14.91      20.89
U.S. Spot Natural Gas ($/mcf)        1.93         2.39     2.06       2.30

    Crude oil prices were weaker compared to the same periods in 1997 due to a slowing of worldwide demand growth, the Asian economic downturn, and increases in OPEC and non-OPEC production in prior quarters that has resulted in higher inventories (particularly in North America).

    U.S. natural gas prices weakened during the three months ended September 30, 1998. Prices greater than $1.80 are expected to support natural gas drilling activity at near current levels.

Rotary Rig Count                    Three Months Ended   Nine Months Ended
                                       September 30,       September 30,
                                     1998         1997     1998       1997
--------------------------------------------------------------------------
U.S. - Land                           676          865      747        805
U.S. - Offshore                       119          126      129        121
Canada                                206          399      280        349
--------------------------------------------------------------------------
    North America                   1,001        1,390    1,156      1,275
--------------------------------------------------------------------------
Latin America                         229          270      254        276
North Sea                              48           55       54         59
Other Europe                           45           52       47         54
Africa                                 65           78       77         81
Middle East                           170          170      167        157
Asia Pacific                          169          184      179        182
--------------------------------------------------------------------------
    International                     726          809      778        809
--------------------------------------------------------------------------
Worldwide                           1,727        2,199    1,934      2,084
--------------------------------------------------------------------------
U.S. Workover                       1,000        1,411    1,140      1,420

Outlook

    The Company expects oil prices to trade between $12.00 and $15.50 per barrel for the remainder of 1998 as production cuts balance the impact of weakened demand and inventories stabilize. The Company believes that a


                                    -17-
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


sustained low price environment for crude oil may result in a period of slower than expected customer spending through the end of 1998 and into 1999. In 1999, the willingness and ability of certain countries, particularly Saudi Arabia, Venezuela and Mexico, to continue to restrict production and exports, as well as increasing depletion rates, could result in inventories that approach normal levels and ultimately lead to rising oil prices. Growth in customer upstream spending is dependent upon expectations for growth in worldwide hydrocarbon demand. In the long-term, the economic rebound of developing Asia is expected to result in demand growth approximating the long-term trend of 2 to 2-1/2% per year.

    North America: The Company anticipates that North American activity will continue to decline through the remainder of the year relative to the prior year. Offshore activity is expected to weaken temporarily as high day-rate rigs are recontracted at lower rates.

    International: The Company expects that activity in Latin America will decrease over the remainder of the year as budget cuts in Mexico and Venezuela impact activity levels. Eastern Hemisphere activity is expected to weaken further unless oil prices rise above current levels.

DISCONTINUED OPERATIONS

    On October 31, 1997, Western Atlas distributed all the shares of UNOVA, Inc. ("UNOVA"), its then wholly owned industrial automation systems subsidiary, as a stock dividend to it's shareholders (the "Spin-off"). The operations of UNOVA for the three and nine months ended September 30, 1997 are classified as discontinued operations in the Company's consolidated condensed financial statements. For periods prior to the Spin-off, cash, debt, and the related net interest expense were allocated based on the capital needs of UNOVA's operations. All corporate general and administrative costs of the Company are included in continuing operations and no allocation was made to UNOVA for any of the periods presented.

    The UNOVA results of operations for the nine months ended September 30, 1997 include a $203.0 million charge related to acquired in-process research and development activities related to its acquisition of United Barcode Industries in April 1997.

ACQUISITIONS

    In April 1998, the Company acquired all the outstanding stock of WEDGE DIA-LOG, Inc. ("WEDGE") for $218.5 million in cash. WEDGE specializes in cased-hole logging and pipe recovery services. Also in April 1998, the Company acquired 3-D Geophysical, Inc. ("3-D") for $117.5 million in cash. 3-D is a supplier of primarily land-based seismic data acquisition services. The purchase method of accounting was used to record both of these acquisitions. The operating results of these acquisitions are included in the consolidated statement of operations from their respective acquisition date.




                                    -18-
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


    Other acquisitions were made during the nine months ended September 30, 1998, that were not individually, nor in the aggregate, material to the consolidated financial statements of the Company.

    In July 1997, the Company acquired Petrolite Corporation ("Petrolite") and Wm. S. Barnickel & Company ("Barnickel"), the holder of 47.1% of Petrolite's common stock, for 19.3 million shares of the Company's common stock having a value of $730.2 million in a three-way business combination accounted for using the purchase method of accounting. Additionally, the Company assumed Petrolite's outstanding vested and unvested employee stock options which were converted into the right to acquire 1.0 million shares of the Company's common stock. Such assumption of Petrolite options by the Company had a fair market value of $21.0 million resulting in total consideration in the acquisitions of $751.2 million.

PETROALLIANCE SERVICES COMPANY LIMITED

    The Company owns a 50% interest in Petroalliance Services Company Limited ("PAS"), which provides seismic, well-logging and reservoir characterization services in the former Soviet Union, including Russia.
The financial statements of PAS have been included in the consolidated financial statements of the Company because the Company has provided all the financial and operational support for PAS. Beginning in early 1998, economic conditions in Russia deteriorated significantly, causing PAS to become unprofitable and jeopardizing its relationship with its Russian customers. As a result, the Company began exploring its options with respect to its investment in PAS. In August 1998, the Company entered into an agreement to sell its 50% interest in PAS, however, it was subsequently advised by the prospective buyer that it would be unable to consummate the transaction. As a result of the continuing deterioration of the operating environment in Russia and the Company's decisions to divest or suspend its participation in PAS, the Company has recorded charges totaling $83.2 million in the three months ended September 30, 1998 for the write-down of assets related to PAS.

RESULTS OF OPERATIONS

Revenues

    Consolidated revenues were up $73.5 million and $815.3 million for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. Sales revenue was down 3% and up 20% for the three and nine months ended September 30, 1998, respectively, as compared to the corresponding periods in 1997. Service and rentals revenue was up 13% and 20% for the three and nine months ended September 30, 1998, respectively, as compared to the corresponding periods in 1997.

    Consolidated revenues for the three and nine months ended September 30, 1998 were approximately $64.0 million and $382.0 million, respectively, higher than the same periods in 1997 due to the various acquisitions made by the Company in 1997 and 1998. Activity levels were lower in most areas of the world, but the impact on the Company's business was most dramatic in


                                    -19-
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


North America land based activity and in Venezuela where the lower oil and gas prices reduced demand for the Company's products and services. Excluding acquisitions, Western Geophysical is the only division that reported a revenue increase for the three months ended September 30, 1998 as compared to the same period in 1997 as it benefited from strong licensing sales of multiclient data where customer spending is impacted less by fluctuations in oil prices in the short term. The Company expects consolidated revenues for the three months ending December 31, 1998 to be lower than the consolidated revenues for the three months ended September 30, 1998.

Costs and Expenses Applicable to Revenues

    Costs of sales and costs of services and rentals have increased from the prior year periods due primarily to the recording of various charges as described below. Excluding the impact of these items from the 1998 periods and the impact of a $21.9 million nonrecurring item in the 1997 periods related to the Petrolite acquisition, the gross margin percentages were 29.3% and 33.2% for the three months ended September 30, 1998 and 1997, respectively, and 30.9% and 31.8% for the nine months ended September 30, 1998 and 1997, respectively. The decline is due primarily to pricing pressures and lower activity levels in North America and Venezuela.

    During the three months ended September 30, 1998, the demand for the Company's products and services declined sharply as the price of oil and natural gas fell. This sharp decline in customer demand materialized quickly from high growth levels experienced in the last several years and continued into the early part of 1998. As a result, the Company wrote down excess and obsolete inventory and rental tools and equipment brought about by these changing market conditions. In the three months ended September 30, 1998, the Company provided reserves and recorded write-downs of $114.5 million reflected in costs of sales and $149.0 million reflected in costs of service and rentals. In addition, the Company increased its environmental remediation liability during the three months ended September 30, 1998 by a charge to income of $8.8 million, which is reflected in costs of sales.

    Additionally, the Company has written off the goodwill arising from its investment in PAS and property, plant and equipment of PAS in the amount of $21.8 million and $10.9 million, respectively, during the three months ended September 30, 1998. Such charges are included in costs of services and rentals.

Selling, General and Administrative

    Selling, general and administrative ("SG&A") expense increased $83.5 million in the three months ended September 30, 1998 from the same period in 1997. Charges totaling $68.7 million were recorded during the three months ended September 30, 1998 that relate primarily to additional PAS reserves, litigation accruals and a loss on the sale of Tracor Europa. Excluding these nonrecurring items, SG&A expense as a percent of consolidated revenues was 20.5% in both the three months ended September


                                    -20-
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


30, 1998 and 1997 and 19.4% and 19.7% in the nine months ended September 30, 1998 and 1997, respectively.

Unusual Charge

1998

    During the three months ended September 30, 1998, the Company recognized a $175.3 million unusual charge consisting of the following (in millions):

Impairment of oil & gas properties                              $   72.3

Restructurings:
Severance for 3,400 employees under existing benefit plans          41.8
Abandoned leases and other contractual obligations                  30.7
Write down of property and other assets                             30.5
                                                                 -------
Total                                                           $  175.3
                                                                 =======

    During the three months ended September 30, 1998, the Company decided to significantly reduce the scope and level of its start-up oil and gas operations in light of the capital required and risks associated with oil and gas exploration. As a result, the Company recorded a noncash charge of $72.3 million for the impairment of oil and gas properties and a write off of previously capitalized costs related to countries in which the Company has decided to no longer pursue oil and gas activity.

    The Company restructured and downsized its operations to the current and expected market conditions which resulted in a charge of $103.0 million in the three months ended September 30, 1998. The charge included restructuring and downsizing at most of the Company's operating divisions and is expected to reduce future operating costs in an attempt to offset expected lower future revenues. Cash provisions of the unusual charge totaled $72.5 million. The Company spent $16.3 million in the three months ended September 30, 1998 and expects to spend substantially all of the remaining $56.2 million in the remainder of 1998 and 1999.
















                                    -21-
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


1997

    During the three months ended September 30, 1997, the Company recognized a $52.1 million unusual charge consisting of the following (in millions):

  Baker Petrolite:
        Severance for 140 employees under
          existing benefit plans                              $  2.2
        Relocation of people and equipment                       3.4
        Integration costs                                        9.3
        Inventory write-down                                    11.3
        Write-down of other assets                               9.3

  Drilex:
        Write-down of property and other assets                  4.1
        Banking and legal fees                                   3.0

  Discontinued product lines:
        Severance for 50 employees                               1.5
        Write-down of inventory, property and other assets       8.0
                                                                ----
  Total                                                       $ 52.1
                                                               =====

    In connection with the acquisitions of Petrolite, accounted for as a purchase, and Drilex, accounted for as a pooling of interests, the Company recorded unusual charges of $35.5 million and $7.1 million, respectively, to combine the acquired operations with those of the Company. The charges include the cost of closing redundant facilities, eliminating or relocating redundant personnel and equipment and rationalizing inventories which require disposal at amounts less than their cost. A $9.5 million charge was recorded as a result of the decision to discontinue a low margin, oilfield product line in Latin America and to sell the Tracor Europa subsidiary, a computer peripherals operation, which resulted in a write-down of the investment to net realizable value. Cash provisions of the unusual charge totaled $19.4 million. The Company spent $5.5 million in the three months ended September 30, 1997 and spent substantially all of the remaining $13.9 million in the remainder of 1997 and 1998.

Acquired In-process Research and Development

    In the Petrolite acquisition, the Company allocated $118.0 million of the purchase price to in-process research and development. In accordance with generally accepted accounting principles, the Company recorded the acquired in-process research and development as a charge to expense because its technological feasibility had not been established and it had no alternative future use at the date of acquisition.

Interest Expense

    Interest expense for the three and nine months ended September 30, 1998 increased $15.7 million and $38.9 million, respectively, compared to the

                                    -22-
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


corresponding periods in 1997 due to higher debt levels that funded acquisitions, capital expenditures and increases in working capital.

Merger Related Costs

    In connection with the Merger, the Company recorded merger related costs of $201.9 million during the three months ended September 30, 1998 which consisted of the following (in millions):

     Transaction costs                    $  51.5
     Employee costs                         130.7
     Other costs                             19.7
                                          -------
          Total                           $ 201.9
                                          =======

    The transaction costs include banking and legal fees, printing and other costs directly related to the Merger.

    The employee related costs consist of payments made to certain officers of Western Atlas and Baker Hughes pursuant to change in control provisions of employment contracts and other employee benefit plans, severance benefits paid to terminated employees whose responsibilities were redundant as a result of the Merger and a noncash charge of $45.3 million related to the triggering of change in control rights contained in certain Western Atlas employee stock option plans which occurred as a result of the Merger.

    Other costs include merger integration costs that were incurred during the three months ended September 30, 1998. The Company expects that additional merger related expenses will be incurred in future quarters, primarily for items that did not qualify for recognition in the three months ended September 30, 1998.

Spin-off Related Costs

    Costs related to the spin-off of UNOVA of $8.4 million were charged to continuing operations during the three months ended September 30, 1997.

Income Taxes

    The effective income tax rate for the three and nine months ended September 30, 1998 differs from the statutory rate due to the nondeductibility of certain unusual, merger and other nonrecurring charges recorded in those periods.

CAPITAL RESOURCES AND LIQUIDITY

Financing Activities

    Net cash inflows from continuing operations' financing activities were $804.8 million in the nine months ended September 30, 1998 compared to $418.6 million for the same period in 1997. Total debt outstanding at September 30, 1998 was $2,689.8 million, compared to $1,788.1 million at

                                    -23-
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


December 31, 1997. The change from the prior year period is primarily due to increased borrowings from commercial paper and revolving credit facilities that funded acquisitions, capital expenditures and increases in working capital. The debt to equity ratio was .83 at September 30, 1998, compared to .51 at December 31, 1997.

    Cash dividends increased in the nine months ended September 30, 1998 compared to the same nine months of 1997 due to an increase in the number of shares of common stock outstanding resulting primarily from the issuance of shares in connection with the 1997 acquisition of Petrolite. On an annualized basis, the cash dividend of $.46 per share of common stock, will require approximately $150.0 million of cash which compares to an annual requirement of approximately $78.0 million before the merger with Western Atlas.

    At September 30, 1998, the Company had $2,063.4 million of credit facilities with commercial banks, of which $1,000.0 million was committed. These facilities are subject to normal banking terms and conditions and do not materially restrict the Company's activities. At September 30, 1998, the Company had borrowed $1,640.8 million against the credit facilities.

Investing Activities

    Net cash outflows from continuing operations' investing activities were $1,325.8 million in the nine months ended September 30, 1998 compared to $743.3 million in the same period in 1997.

    Property additions increased in the nine months ended September 30, 1998 to $973.7 million from $804.7 million in the nine months ended September 30, 1997 as the Company added capacity to meet increased market demand and due to an increase in the acquisition of multiclient seismic data. In light of the recent activity decline, the Company is reviewing significant capital projects and expects the rate of capital spending to slow. Funds provided from operations and outstanding lines of credit are expected to be adequate to meet future capital expenditure requirements.

    During the nine months ended September 30, 1998, the Company used short-term borrowings to purchase various businesses including WEDGE for $218.5 million, net of cash acquired; 3-D for $117.5 million; and Western Rock Bit for $31.4 million.

    Proceeds from the disposal of assets generated $74.6 million and $45.1 million in the nine months ended September 30, 1998 and 1997, respectively. The Company obtained $65.4 million of cash from the acquisition of Petrolite in July 1997. In July 1997, the Company sold all of the marketable securities obtained in the Barnickel acquisition for $48.5 million.

Operating Activities

    Net cash inflows from continuing operations' operating activities were $501.4 million in the first nine months of 1998 compared to $523.5 million in the first nine months of 1997.

                                    -24-
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


ACCOUNTING STANDARDS

Derivative and Hedge Accounting

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at its fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income.

    SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. Retroactive application to periods prior to adoption is not allowed. The Company has not quantified the impact of the adoption of SFAS No. 133 on its consolidated financial statements.

QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE UPDATE

    At September 30, 1998, the Company had Norwegian Krone denominated commitments of $82.7 million to purchase two seismic vessels in 1999 and Australian dollar denominated commitments of $36.2 million to purchase seismic vessel equipment at various times through February 2000. The Company has entered into forward exchange contracts to purchase the required amount of Norwegian Krone and Australian dollars for $88.9 million and $35.7 million, respectively.

YEAR 2000 ISSUE

Forward-Looking Statements Regarding the Year 2000 Issue

    "Year 2000 Issue" contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect", "believe", "will" and similar expressions are intended to identify forward-looking statements. Although the Company expects that it will complete various phases of its Year 2000 Program Plan as described below, including (without limitation) the specific remedial and corrective aspects of the program or the contingency plans described below, there can be no assurance that the Company will be successful in completing each and every aspect of the Program Plan and, if successful, within the expected schedules described below. Factors that could affect the Company's implementation of its Year 2000 Program Plan include unforeseen difficulties in remediating a specific problem due to the complexity of hardware and software, the inability of third parties to adequately address their own year 2000 issues, including vendors, contractors, financial institutions, U.S. and foreign governments and customers, the delay in completion of a phase of the Program Plan necessary to begin a latter phase, the discovery of a greater number of hardware and software systems or technologies with material year 2000 issues than the Company presently anticipates and the lack of alternatives that the Company previously believed existed.
                                    -25-
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


Overview

    Many computer hardware and software products have not been engineered with internal calendars or date-processing logic capable of accommodating dates after December 31, 1999. In most cases, the problem is due to the hardware or software application storing the year as a two-digit field. In applications where this year 2000 ("Y2K") problem exists, the year 2000 will appear as 00, and current applications could interpret the year as 1900 rather than 2000. The same problem exists for years later than 2000 because the application cannot distinguish which century the date represents. This could cause errors when dates are used in comparisons, sorting, calculations and other forms of processing. These errors and problems could negatively affect the Company's business application systems, manufacturing, engineering and process control systems, products sold to customers, equipment used in providing services, facilities and information technology ("IT") infrastructure such as local and wide area networks and communications systems. Additionally, Y2K issues impacting suppliers and customers could have an indirect negative impact on the Company.

    The Company has organized a Year 2000 Program Team, reporting to a Senior Vice President of the Company, to oversee the Company's activities to identify, assess and correct the Company's Y2K problems. An Advisory Team has also been organized to serve as a steering committee for the Company's Y2K effort. The Advisory Team includes the coordinators from each of the Company's operating divisions and representatives from the Company's corporate office including the legal, contracts, finance, risk management and internal audit functions. Each operating division has organized a team with representatives from manufacturing, engineering, management information systems, procurement, contracts, legal, finance and marketing. The operating divisions are responsible for the specific Y2K activities at their respective division while the Year 2000 Program Team coordinates the activities that are common to all operating divisions.
Both internal and external resources are being utilized to identify, assess and correct the Company's Y2K problems.

Year 2000 Program Plan

    Baker Hughes has developed a Year 2000 Program Plan (the "Program Plan") for identifying, assessing and correcting its Y2K problems. This Program Plan sets forth the Company's overall plan to identify, assess and correct its Y2K problems and provides direction to the operating division teams to ensure consistency and quality in their approach. The Program Plan addresses the following phases to identify, assess and correct the Company's Y2K issues: program management, inventory and risk assessment, remediation, testing and implementation, contingency planning and quality assurance. Each phase is described as follows:

Program Management

    The program management phase consists of the Year 2000 Program Team's ongoing management of the Company's Y2K effort, establishing and promoting awareness of Y2K issues within the Company, communicating the Company's Y2K

                                    -26-
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


efforts to customers, vendors and other outside parties and establishing guidelines for the Company's operating divisions to develop a consistent approach to resolving Y2K issues and to oversee quality in testing and validating that remedial action has corrected an identified Y2K problem.

Inventory and Risk Assessment

    The objective of the inventory and risk assessment phase is to complete and document an inventory of all hardware and software systems and technologies that the Company utilizes, determine whether the inventoried items have Y2K problems and, if such problems exist, assess the risks associated with the problem. To date, the inventory and risk assessment phase has been conducted and documented on an informal, ad hoc basis and has focused on business application systems, IT infrastructure, products sold to customers and equipment that the Company uses in providing services to its customers. To a lesser degree, inventory and risk assessment has been conducted for the Company's suppliers and vendors. The Company has not actively conducted an inventory and risk assessment to date with respect to its facilities and customers.

    The lack of a formal inventory make it difficult to quantitatively measure the progress in completing the inventory and risk assessment phase. To address this difficulty, the Company purchased a database management tool designed specifically for Y2K inventory and risk assessment in the third quarter of 1998 to be used to document the inventory, assist in the business impact analysis and risk assessment and measure the Company's progress in addressing Y2K compliance. The multiple hardware and software systems and technologies that the Company utilizes also make it difficult to measure this progress. Assuming that the Company does not identify more hardware and software systems and technologies in the areas of the Company that it has not inventoried compared to those areas that it has inventoried, the Company expects to complete the formalized inventory and risk assessment phase by January 1999. The Company estimates that it has assessed the risk for approximately 30-40% of the hardware and software systems and technologies that the Company has inventoried to date.

Remediation

    Baker Hughes has adopted the British Standards Institute Year 2000 Conformity Guidelines for determining whether software and hardware are not materially affected by Y2K problems. When meeting these guidelines, the Company has deemed that hardware or software is not materially affected by Y2K problems and, thus, is "in Y2K compliance". The Company believes that this standard is a reasonable standard to determine when hardware and software is not materially affected by Y2K problems.

    The Company's remediation efforts include the correction or replacement of noncompliant hardware and software and are scheduled to be completed by mid to late 1999 for all material noncompliant hardware and software that the Company has identified to date. Both Company employees and outside vendors and contractors are conducting remediation activities for the Company. In some cases, the purchase of new hardware and software


                                    -27-
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


equipment has been accelerated to replace equipment that is not Y2K compliant.

Testing and Validation

    Baker Hughes expects to perform testing and validation of the compliance status for critical hardware and software as remediation is completed. Hardware and software that is not critical may not be tested and validated. The Company expects that Company employees will conduct substantially all of the testing and validation work and that it will, in large part, not utilize independent contractors for testing and validation.

Contingency Planning

    The Company's operations personnel have identified contingency scenarios, but the Company has not yet developed formal contingency plans. The Company expects to develop contingency plans for the areas that represent the highest business risk and for areas that are expected to take the longest time to remediate. The Company expects this effort to begin in January 1999.

Quality Assurance

    The Year 2000 Program Team is also implementing a quality assurance program. The Company expects to utilize external resources to evaluate its program management and assess the completeness and adequacy of its risk assessment and testing and validation of compliance. The Company expects the quality assurance effort to begin in January 1999.

Year 2000 Program Costs

     Baker Hughes has approximately 80 full time equivalent employees ("FTEs") involved in the Y2K effort, which the Company estimates has an associated annual cost of approximately $5.6 million. Generally, these FTEs are full time employees who are devoting some portion of their schedule to the Y2K effort. With few exceptions, the Company has not hired employees to work exclusively and specifically on the Y2K issue.

    In addition to the payroll and payroll related costs of these approximately 80 FTEs, Baker Hughes estimates spending approximately $45.0 million in the Y2K compliance effort, of which approximately $35.0 million would be capitalized as replacement hardware and software equipment. Of the $45.0 million, the Company has spent approximately $20 million through September 30, 1998. The Company has funded, and expects to continue to fund, these expenditures from cash that it generates from operating activities or existing credit facilities. These cost estimates could change materially based upon the completion of the inventory and risk assessment phase of the Program Plan.






                                    -28-
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


Third Party Issues

    The failure of third parties with which the Company has a material relationship to address their Y2K problems could negatively and materially impact the Company. To address this risk, the Year 2000 Program Team is currently assessing the effect of Y2K on key vendor and contractor relationships and expects to do the same with respect to key customer relationships. This assessment includes key relationships with parties with which the Company interfaces electronically and with which the Company has entered into strategic alliances.

    The Year 2000 Program Team is evaluating vendors that the Company believes are material to its operations and assessing the business risk of Y2K noncompliance on their part. Based upon this assessment, the Company is seeking to obtain written confirmation from key vendors and contractors that they are adequately addressing their Y2K issues. Additionally, the Company seeks to review the Y2K statements of these vendors and contractors to the extent they exist. Where the Company cannot obtain satisfactory confirmation from these vendors, the purchasing departments of each operating division of the Company will identify alternate sources, if available, for vendors if those sources are needed because of an inability to perform due to Y2K noncompliance. The Company expects to complete this assessment by April 1999.

Known Material Y2K Noncompliant Systems and Technologies

    The Company's INTEQ operating division identified Y2K noncompliance in one of its surface data acquisition systems, which includes both hardware and software components. This personal computer-based system serves as the data acquisition platform for INTEQ's well site services. The software is in the process of being remediated. The noncompliant PC hardware cannot be economically remediated, and the purchase of new, higher grade personal computers is required to replace the noncompliant equipment. This remediation began in 1997 with the replacement of personal computers being phased in and is expected to be completed by late 1999. The Company estimates that as of September 30, 1998, it was 60% complete in the replacement of the noncompliant personal computer hardware and software for the surface data acquisition system.

    The Company's Baker Process operating division is implementing a new business application system to replace its existing systems, which are not Y2K compliant. The Company expects the implementation of the new system will be completed by the end of 1999.

    The Company's Western Geophysical operating division relies heavily upon Global Positioning System ("GPS") equipment that the U.S. Navy operates. Western Geophysical uses GPS to obtain accurate longitude and latitude information for the purposes of providing its seismic services. The Company's GPS receivers are substantially compliant but the government controlled system, Navstar, is not compliant. This system is utilized to process information that Western Geophysical GPS receivers use. Navstar's non-compliance is a known problem outside the control of the Company that


                                    -29-
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS CONTINUED


affects other businesses, the government, the military services and individuals that rely upon GPS services, including most of the Company's competitors. Based upon information obtained from the U.S. government, the Company believes that the government is adequately addressing Navstar's Y2K noncompliance problem. However, there can be no assurance that Navstar's Y2K noncompliance, or any other Y2K noncompliance with respect to the government's GPS equipment or the equipment of its contractors and subcontractors will be corrected on schedule. The Company is not aware of any contingency system that its GPS receivers can utilize if Navstar is not made Y2K compliant. A failure to correct the Y2K problems of this equipment could have a material adverse impact on the Company's results of operations.

    The Company is unable to reasonably estimate the absolute dollar effect on the Company's results of operation, liquidity or financial condition if its remediation efforts are unsuccessful, although the Company believes the effect would be material. Additionally, contingency plans have not been developed for these known material noncompliant systems and technologies because the Company believes that the remediation efforts will be successful and does not anticipate a problem with the roll-out of the compliant systems. However, the Company may develop contingency plans as appropriate during 1999.

    As the Company completes its inventory and risk assessment phase, additional material, noncompliant systems and technologies may be identified.

Potential Material Noncompliant Systems and Technologies

    The Company's Baker Process operating division provides mechanical equipment that, in some cases, has been customized at the request of the customer to include control panels and circuit boards. The Company obtained these control panels and circuit boards from third-party vendors at the request of various customers. The Company is researching the Y2K compliance status of these boards. This status is often dependent upon the purchase date and serial number of the product. The warranties from the Company or its subcontractors have, in many instances, lapsed with respect to these panels and circuit boards. The Company expects to have completed its investigation of these systems by mid 1999.















                                    -30-
                      PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

        A Special Meeting of Stockholders was held on August 10, 1998, to vote upon a proposal to issue shares of Baker Hughes common stock in connection with the Merger. The number of affirmative votes, the number of negative votes, the number of abstentions and the number of broker nonvotes with respect to the approval of the issuance of shares in connection with the Merger were as follows:

        Number of Affirmative Votes            120,484,740
        Number of Negative Votes                 7,364,589
        Number of Abstentions                      600,301
        Number of Broker Nonvotes               41,316,039

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits:

        (3)(ii) Bylaws as amended on October 28, 1998
        (27.1) Financial Data Schedule

    (b) Reports on Form 8-K:

        A report on Form 8-K was filed with the Commission on August 14, 1998, reporting that the Company had completed the acquisition of Western Atlas Inc. pursuant to the Agreement and Plan of Merger dated as of May 10, 1998 and amended on July 22, 1998.

        A report on Form 8-K was filed with the Commission on September 11, 1998, reporting that the Company changed its fiscal year end from September 30 to December 31, effective the calendar year beginning January 1, 1998.

























                                    -31-
                                SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      BAKER HUGHES INCORPORATED
                                             (Registrant)




Date:  November 16, 1998              By /s/LAWRENCE O'DONNELL, III
                                      ------------------------------------
                                         Lawrence O'Donnell, III
                                         Vice President and General Counsel





Date:  November 16, 1998              By /s/JAMES E. BRAUN
                                      ------------------------------------
                                         James E. Braun
                                         Vice President and Controller






























                                    -32-