Form 10-K
period 1998-12-31
BAKER HUGHES INC
filed 1999-03-17
CIK 808362

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                  [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR
                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                             ---------------------

                         COMMISSION FILE NUMBER 1-9397

                             ---------------------

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

                             ---------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                             ---------------------

     At March 3, 1999, the registrant had outstanding 327,204,472 shares of Common Stock, $1 par value. The aggregate market value of the Common Stock on such date (based on the closing price on the New York Stock Exchange) held by nonaffiliates was approximately $5,917,274,025.

                             ---------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Annual Report to Stockholders for 1998 are incorporated by reference into Parts I and II.

     Portions of Registrant's 1998 Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 1999 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I


ITEM 1. BUSINESS

         The Company is engaged in the oilfield and process industry segments. In addition, the Company manufactures and sells other products and provides services to industries that are not related to the oilfield or continuous process industries. The Company conducts certain of its operations through joint ventures, partnerships or alliances.

         The Company is a Delaware corporation that was formed in connection with the combination of Baker International Corporation ("Baker") and Hughes Tool Company ("Hughes") consummated on April 3, 1987 (the "Combination"). The Company acquired Western Atlas Inc. ("Western Atlas") in a merger completed on August 10, 1998. As used herein, the "Company" refers to Baker Hughes Incorporated and its subsidiaries, unless the context clearly indicates otherwise.

         For additional industry segment information for the year ended December 31, 1998, the three month period ended December 31, 1997 and for each of the two years in the period ended September 30, 1997, see Note 13 of Notes to Consolidated Financial Statements which Notes are incorporated herein by Reference in Part II, Item 8 ("Notes to Consolidated Financial Statements").


OILFIELD

         The Company is a leading supplier of reservoir-centered products, services and systems to the worldwide oil and gas industry. Through its eight oilfield service companies, the Company provides products and services for oil and gas exploration, drilling, completion and production.

         The Company provides seismic data acquisition and processing services to assist oil and gas companies in evaluating the producing potential of sedimentary basins and in locating productive zones. The Company conducts seismic surveys on land, in deep waters and across shallow-water transition zones worldwide. Seismic information can reduce field development and production costs by reducing turnaround time, lowering drilling risks and minimizing the number of wells necessary to explore and develop reservoirs. The Company's major competitors in providing these services are Geco-Prakla, a division of Schlumberger, Ltd. ("Schlumberger"), Compagnie Generale de Geophysique and Petroleum Geo-Services ASA.

         The Company manufactures and markets a broad range of roller cutter bits and fixed cutter diamond bits, ranging upward from 3-3/4 inches in diameter, which are designed for drilling in specific types of rock formations, and slimhole bits for the worldwide oil, gas and geothermal industries. The Company believes that it is a leading worldwide manufacturer of bits and that its principal competitors in this area are Smith International, Inc. ("Smith"), the Security DBS operating unit of Halliburton Company ("Halliburton") and Reed Tool Company and Hycalog, each operating units of Schlumberger.

         The Company also produces and markets drilling fluids (muds) for oil and gas well drilling, as well as chemical additives and specialty chemicals, and provides technical services in connection with their respective formulation and use. Drilling fluids, that are usually comprised of barite and bentonite combined with other chemicals in a water, chemical or oil base, are used to clean the bottom of a hole by removing cuttings and transporting them to the surface, to cool the bit and drill string, to control formation pressures and to seal porous well formations. The Company also furnishes on-site, around-the-clock laboratory analysis and examination of circulated and recovered drilling fluids and recovered drill cuttings to detect the presence of hydrocarbons and identify the formations penetrated by the drill bit. The Company's principal competitors with regard to these products and services are M-I Drilling Fluids, an operating unit of Smith, and Baroid Corporation, a subsidiary of Halliburton.

         The Company believes that it is a leading supplier of directional and horizontal drilling services, downhole motors, drilling fluid systems, coring services, subsurface surveying and measurement-while-drilling services to the oil and gas industry. The Company's specialized positive displacement downhole motors help operators to steer wells into subsurface geologic strata where oil and gas may be found (often referred to as pay zones) for conventional directional drilling and short, medium and long-radius horizontal drilling. A full range of measurement-while-drilling systems that the Company provides use mud-pulse telemetry to deliver real-time downhole information on the drilling process and the reservoir. The systems are available for every application, from directional-only service through real-time logging-while-drilling. With regard to these products and services, the Company competes principally with Halliburton Energy Services, an operating unit of Halliburton, Sperry-Sun Drilling Services, a subsidiary of Halliburton, and Anadrill, a subsidiary of Schlumberger.

         The Company provides a broad range of well logging and data analysis services for various phases of drilling and production. These services are designed to measure rock and fluid properties of subsurface geologic formations. New-generation high-resolution logging instruments, together with faster data transmission techniques, have often provided for the transfer of larger amounts of data from the borehole to the surface in less time than older techniques. These new-generation tools, used in combination with other logging instruments and sensors to obtain simultaneous multiple measurements, have often resulted in more accurate reservoir evaluation while reducing logging turnaround time than the older techniques, and consequently can lower drilling costs and risks. The Company's largest competitors in this market include Schlumberger and Halliburton.

          After oil and gas wells are drilled, the operator must complete and equip the well using production tools, serviced to achieve safety and long-term productivity, protect the well against pressure and corrosion damage and stimulate or repair the well during its productive life. The Company provides a broad range of production tools and oilfield services to meet many of these needs.

          Packers are a major product of the Company. The Company's customers use packers to seal the space between the production tubing and the casing to protect the casing from reservoir pressures and corrosive formation fluids and also to maintain the separation of productive zones. The Company believes that it is a leading worldwide producer of packers and that its principal competitors for sale of packers are Dresser Oil Tools and Halliburton Energy Services, operating units of Halliburton, and Camco, an operating division of Schlumberger.

         The Company manufactures and sells liner hanger tools and equipment. The Company's customers use these tools and equipment to suspend and set strings of casing pipe in oil and gas wells. The Company believes that it is a leading worldwide producer of liner hangers and its primary competitor in this area is the Nodeco division of Weatherford International Inc. ("Weatherford").

         The Company provides fishing tool services using specialized tools to locate, dislodge and retrieve twisted off, dropped or damaged pipe, tools or other objects from the well bore. The Company's major fishing tool competitors are Weatherford and Smith. The Company also provides inflatable and mechanical packers that its customers use in testing the potential of a well during the drilling phase prior to installation of casing, and under-reamers, which enlarge the well bore at any point below the surface to form a production cavity.

         The Company offers gravel packing, a specialized service that prevents sand from entering the well bore and reducing productivity, as well as other sand control services. It also provides tubing conveyed perforating services to provide paths through the casing and cement sheath in wells so that oil and gas can enter the well bore from the formation. Major gravel packing competitors include Dowell, a division of Schlumberger, and Halliburton Energy Services. Tubing conveyed perforating competitors include the Well Testing division of Schlumberger and Halliburton Energy Services and Dresser Oil Tools, both operating units of Halliburton. The Company's gravel packing products and services also compete with frac-pack services that pressure pumping companies, such as BJ Services Company, Dowell and Halliburton Energy Services, provide.

         The Company also provides other completion, remedial and production products and services, including control systems for surface and subsurface safety valves and surface flow lines and flow regulators and packers used in secondary recovery waterflood projects. The Company's primary competitors for these products and services are Halliburton Energy Services and Camco.

         The Company is a leader in proprietary technology for oilfield electric submersible pumping ("ESP") systems, which help raise oil to the surface. It also provides variable speed motor controllers and specialty armored power cables. Its major competition in ESPs is Reda, a division of Schlumberger.

         The Company plays a leading role in project management and the integration of products and services from the Company and other service producers. The Company seeks clients and partners for oil and gas exploration and production opportunities who value the subsurface information technologies that the Company possesses to exploit the full potential of hydrocarbon-bearing properties. The Company has multidisciplinary project teams of geophysicists, geologists and reservoir engineers that offer a wide range of experience in exploration and production techniques, including integrated geoscience subsurface analysis, reservoir characterization economic and risk analysis, drilling recommendations and project management and implementation. Halliburton and Schlumberger are the principal competitors with this capability.

         Recent new technology that the Company has offered its customers includes downhole hydrocyclone oil/water separation systems, multi-lateral drilling and completion systems, coiled tubing drilling systems, remote actuated, downhole completion tools and rotary closed loop drilling systems.

          The Company manufactures oilfield specialty chemicals and integrated chemical technology solutions for petroleum production, transportation and refining. These chemicals include specialty chemicals that production segments of the petroleum industry use, as well as industrial chemicals that customers use in refining, waste water treatment, mineral handling and cooling and boiler water processes. The Company also provides chemical technology solutions to other industrial markets throughout the world including petrochemicals, fuel additives, plastics, imaging, adhesives, steel and crop protection. The Company believes it is a leader in worldwide specialty oilfield chemicals and that its primary competitor is the Nalco-Exxon joint venture. The Company designs and manufactures systems for the treatment of produced water and its reinjection.


PROCESS

         The Company provides a broad range of solid/liquid separation equipment and systems to concentrate its customers' product or separate and remove waste material in the mineral, industrial, pulp and paper and municipal industries. The Company's product lines include vacuum filters (drum, disc and horizontal belt), filter presses, belt presses, granular media filters, thickeners, clarifiers, flotation cells and aeration equipment. The Company's principal competitors for sales for mineral and industrial applications are Krauss Maffei, Outokumpu and Svedala; the Company's principal competitors for sales for municipal applications are Envirex and General Filter, both business units of United States Filter Corporation ("U.S. Filter"), and Walker Process; and the Company's principal competitor for sales for pulp and paper applications is Ahlstrom.

         The Company designs and manufactures process solutions for the oilfield and refinery markets. These solutions include equipment for the processing and conditioning of seawater for injection, desalting oil streams and separating oil from water in oil production streams, with products consisting of fine filters, coarse filters, nutshell filters, flotation units, hydrocyclones, coalescers, deaeration towers, electrochlorinators and electrostatic desalters. The primary competitors in this area are Kvaerner, Serck Baker and U.S. Filter.

         The Company manufactures a broad range of continuous and batch centrifuges and specialty filters that are each widely used in the environmental, chemical, minerals and pharmaceutical markets to dewater or classify process and waste streams. The Company's principal competitors in its continuous centrifuge product line are Alfa-Lavel/Sharples, Tomoe and Flottweg. There are numerous small and large companies that compete in the batch centrifuge and filter product lines.

         The Company provides parts and service for all of its process equipment product lines through a global network of personnel and facilities strategically located to serve the customer community. The Company also offers facilities operation services for processes that utilize many of the Company's process equipment product and service lines.


MARKETING, COMPETITION AND ECONOMIC CONDITIONS

          The Company markets the products of each of its principal industry segments primarily through the Company's own sales organizations on a product line basis, although certain of its products and services are marketed through supply stores, independent distributors or sales representatives. The Company ordinarily provides technical and advisory services to assist in its customer's use of the Company's products and services. Stockpoints and service centers for oilfield products and services are located in areas of drilling and production activity throughout the world. The Company markets its oilfield products and services in nearly all of the oil producing countries. Stockpoints and service centers for process products and services are located near the Company's customers' operations, and the Company markets process products and services throughout the world. In certain areas outside the United States where direct product sales efforts are not practicable, the Company utilizes licensees, sales representatives and distributors.

         The products of each of the Company's principal industry segments are sold in highly competitive markets, and its revenues and earnings can be affected by changes in competitive prices, fluctuations in the level of activity in major markets, general economic conditions and governmental regulation. The Company competes effectively with the oil and gas industry's largest integrated oilfield service providers. The Company believes that the principal competitive factors in the industries that it serves are product and service quality and availability, technical proficiency and price.

         Further information concerning Marketing, Competition and Economic Conditions is contained under the caption "Business Environment" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report to Stockholders and is incorporated herein by reference.


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


RESEARCH AND DEVELOPMENT; PATENTS

         At December 31, 1998, the equivalent of approximately 800 full-time employees were engaged in research and development activities directed primarily toward improvement of existing products and services, design of specialized products to meet specific customer needs and development of new products and processes. For information regarding the amounts of research and development expense for the year ended December 31, 1998, the three month period ended December 31, 1997 and for each of the two years in the period ended September 30, 1997, see Note 17 of Notes to Consolidated Financial Statements.

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

BUSINESS DEVELOPMENTS

OILFIELD

         Oilfield Operations consists of eight operating divisions: Baker Atlas, Baker Hughes INTEQ, Baker Oil Tools, Baker Petrolite, Centrilift, E&P Solutions, Hughes Christensen and Western Geophysical. Business developments during fiscal 1998 have positioned these divisions among the market leaders in providing products, services and technologies in the drilling, completion and production processes.

         In August 1998, the Company completed its acquisition of Western Atlas, which specializes in land, marine and transition-zone seismic data acquisitions and processing services, well-logging and completion services and reservoir characterization and project management services. With the combination of the Company and Western Atlas, the Company has enhanced its strategic position in providing integrated "life of field" and "reservoir management" related products and services. These products and services span the planning, exploration, development and production phases of an oil and gas reservoir, integrating the Company's drilling, completion and production technologies with Western Atlas' reservoir information technologies. This acquisition also gave the Company the ability to provide integrated product and service offerings and project management on an outsourced basis by combining the Company's drilling solutions with Western Atlas' seismic and reservoir information technologies.

         During the year ended December 31, 1998, the Company acquired and disposed of several additional oilfield businesses, none of which had a material effect on the Company's results of operations.


PROCESS

         Baker Process provides separation technologies, continuous process solutions and centrifuges and filters for the mineral, industrial, pulp and paper, municipal and petroleum industries.

         During the year ended December 31, 1998, the Company acquired several additional process businesses, none of which had a material effect on the Company's results of operations.


EMPLOYEES

         At December 31, 1998, the Company had a total of approximately 32,300 employees, as compared to approximately 33,400 employees at December 31, 1997 and a 1998 peak of approximately 36,500 employees in May 1998. Approximately 3,000 employees at December 31, 1998 were represented under collective bargaining agreements that terminate at various times through July 2002. The Company believes that its relations with its employees are satisfactory.

EXECUTIVE OFFICERS

         The following table shows as of March 3, 1999, the name of each executive officer of the Company, together with his age and all offices presently held with the Company.

NAME OF INDIVIDUAL        AGE
------------------        ---
Max L. Lukens              50       Chief Executive Officer of the Company since October 1996; President of the
                                    Company since October 1998 and from October 1995 to August 1998; and Chairman of the Board since January 1997. Employed 1981. Vice President and Chief
                                    Financial Officer of Baker, 1984-1987; Senior Vice President and Chief
                                    Financial Officer of the Company, 1987-1989; President, Baker Hughes Production
                                    Tools, 1989-1993; Senior Vice President of the Company, 1987-1994; Executive
                                    Vice President, 1994-1995; President, Baker Hughes Oilfield Operations,
                                    1993-1995; and Chief Operating Officer of the Company, 1995-1996.

Thomas R. Bates, Jr.       49       Senior Vice President of the Company since June 1998. Employed 1998. President and Chief Executive Officer of Weatherford Enterra 1997-1998; and President of
                                    Anadrill Division of Schlumberger 1992-1997.

George S. Finley           47       Senior Vice President and Chief Administrative Officer of the Company since
                                    1995. Employed 1982. Controller of the Company, 1987-1993; Vice President of
                                    the Company, 1990-1995; and Chief Financial Officer of Baker Hughes Oilfield
                                    Operations, 1993-1995.

James W. Harris            40       Controller of the Company since December 1998; and Vice President-Tax of the
                                    Company since December 1997. Director of Tax from 1994-1997. Employed 1994.

Eric L. Mattson            47       Senior Vice President of the Company since 1994; and Chief Financial Officer of the Company since 1993. Employed 1980. Treasurer of the Company, 1983-1994; and
                                    Vice President of the Company, 1988 to 1994.

Lawrence O'Donnell, III    41       Vice President and General Counsel of the Company since 1995. Employed 1991.
                                    Deputy General Counsel of the Company, 1991-1995; Vice President and General
                                    Counsel, Baker Hughes Oilfield Operations, 1994-1995; and Corporate Secretary
                                    of the Company, 1992-1996.

Andrew J. Szescila         51       Senior Vice President of the Company since July 1997; Vice President of the
                                    Company from 1995-1997; and President of Hughes Christensen Company from
                                    1989-1997. Employed 1973. President, BJ Services International, 1987-1988; and
                                    President, Baker Service Tools, 1988-1989.

         There are no family relationships among the executive officers of the Company.

         The Company follows the practice of electing its officers annually in October.


ENVIRONMENTAL MATTERS

         The Company is subject to U.S. federal, state and local regulations with regard to air and water quality and other environmental matters. The Company believes that it is in substantial compliance with these regulations. Regulation in this area is in the process of development, and changes in standards of enforcement of existing regulations as well as the enactment and enforcement of new legislation may require the Company, as well as its customers, to modify, supplement or replace equipment or facilities or to change or discontinue present methods of operation.

         While making projections of future costs in the environmental area can be difficult and uncertain, based upon current information, the Company estimates that during the fiscal year ending December 31, 1999, the Company will spend approximately $24,683,000 to enable the Company to comply with U.S. federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment (collectively, "Environmental Regulations"). Based upon current information, the Company believes that its compliance with Environmental Regulations will not have a material adverse effect upon the capital expenditures, earnings and competitive position of the Company because the Company has adequate reserves for such compliance expenditures or the cost to the Company for such compliance will be small when compared to the Company's overall net worth.

         In addition to the amounts described in the preceding paragraph, based upon current information, the Company estimates that it will incur capital expenditures of approximately $6,500,000 for environmental control equipment during the fiscal year ending December 31, 1999. Based upon current information, the Company believes that capital expenditures for environmental control equipment for the 1999 and 2000 fiscal years, as well as such future periods as the Company deems relevant, will not have a material adverse effect upon the financial condition of the Company because the aggregate amount of these expenditures for those periods is or will be small when compared to the Company's overall net worth.

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

                  (a) Baker Petrolite Corporation ("BPC"), a subsidiary of the Company, Hughes Christensen Company ("HC"), Milpark Drilling Fluids ("Milpark") (now known as INTEQ), and Baker Oil Tools ("BOT"), a division of Baker Hughes Oilfield Operations, Inc. ("BHOO"), have been named as PRPs in the Sheridan Superfund Site, located in Hempstead, Texas. The remedial work at this site is being overseen by the Texas Natural Resource Conservation Commission ("TNRCC"). A trust (the "Sheridan Site Trust") was formed to manage the site remediation and administrative details of the project. The Company participates as a member of the Sheridan Site Trust. Total remedial and administrative costs are estimated by Sheridan Site Trust officials to total approximately $30,000,000. Contribution of the Company's subsidiaries and divisions (including Baker Hughes Tubular Services, Inc. ("BHTS"), which was sold to ICO on September 30, 1992), is estimated to be 1.81% of those costs.

                  (b) Spectrace Instruments, Inc. ("Spectrace"), the assets of which were sold to Thermo-Electron Corporation on March 15, 1994, is a named respondent to an EPA Administrative Order associated with the MEW Study Area, an eight square mile soil and groundwater contamination site located in Mountain View, California. A group of PRPs estimates that the total cost of remediation will be approximately $80,000,000. The Company's environmental consultants have conducted extensive investigations of Spectrace's operating facility located within the MEW Study Area and have concluded that Spectrace's activities could not have been the source of any contamination in the soil or groundwater at and around the MEW Study Area. The EPA has informed the Company that no further work needs to be performed on Spectrace's site and indicated that the EPA does not believe there is a contaminant source on the property. However, the Company continues to be named in the EPA's Administrative Order. The Company continues to believe the EPA's Administrative Order for Remedial Design and Remedial Action is not valid with respect to the Company's subsidiary and is seeking the withdrawal of the Administrative Order with respect to the Company's subsidiary.

                  (c) In June 1998, Magna Corporation (now known as BPC) was named as a de minimis PRP at the Operating Industries Superfund Site located in Monterrey Park, California. The EPA has alleged that the company has transported, disposed, or arranged for disposal of, 12,600 gallons of waste material to the site and has demanded a contribution of $43,200 to assist with the remedial response. The Company is presently considering the demand.

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

                  (e) Oil Base, Inc. and Hughes Drilling Fluids (now known as INTEQ) have been identified by the EPA as PRPs in the PAB Oil and Chemical Superfund Site located in Abbeville, Louisiana. The remediation of the site was completed in 1998. Operating and maintenance costs of the environmental monitoring system at the site is estimated to total $1,000,000. The Company's allocated share of this cost, based on allocated volume (4.5%) is $45,000.

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

                  (g) Milpark (now known as INTEQ) has been identified as a PRP at the Toups Farm Superfund Site (eligible for cleanup under the Texas State Cleanup Fund) located north of South Lake near Hallettsville, Texas. The site consists of approximately 21 acres and was operated over the years as a municipal landfill, fence post treating company and a hog farm. Based on available information, the Company does not believe that it has any liability for contamination at the site.

                  (h) Milpark (now known as INTEQ) and Baker Sand Control (now known as BOT) have been named as PRPs at the DL Mud Superfund Site located in Abbeville, Louisiana. This site was used for the disposal of used drilling fluids and drilling muds. However, another named PRP is responsible for a majority of the waste volume disposed at this site, and such PRP is presently engaged in the remediation of the site. To date neither the other PRP nor the EPA have produced any substantive waste disposal or transportation documentation linking the Company or its subsidiaries or divisions to the environmental conditions at the site. The Company does not anticipate that it will have any liability for this site.

                  (i) Milpark (now known as INTEQ) has been named as a PRP at the Mar Services Superfund site located in Crankton, Louisiana. It has been estimated that the contribution to this site by the Company's subsidiary is approximately 0.08% of the total volume of solids at the site (based upon a volumetric calculation). The site is now undergoing investigative studies to determine the remedial action plan as well as a total estimated cost for remediation.

                  (j) Teleco Oilfield Services, Inc. ("Teleco") (now known as INTEQ) has been named as a PRP at the Solvent Recycling Service of New England Superfund Site located in Southington, Connecticut. Approximately 1,000 companies have been named as PRPs at this site. Calculations from the PRP group verified by the Company, indicate that Teleco contributed 0.00006% of the volume at the site. The total cost of cleanup at the site is currently estimated to be $3,500,000. A de minimis buyout offer from either the EPA or the PRP group is anticipated in the future.

                  (k) In January 1996, Petrolite Corporation (now known as BPC) was named as a PRP by the TNRCC at the McBay Oil and Gas State Superfund Site in Grapevine, Texas. The Company has disputed its involvement in the site based on the fact that it has no knowledge of transporting waste to the site. However, the Company has transacted product sales to McBay Oil and Gas Company. Documentation of product sales has been sent to the TNRCC. Based on available information, the Company does not believe that it has any liability for contamination at this site.

                  (l) In July 1997, Petrolite Corporation (now known as BPC), was named by the EPA as a PRP at the Shore Refinery Site, Kilgore, Gregg County, Texas. The Company has completed a thorough search of its documents and records. The Company has concluded that it has not arranged for the disposal, treatment, or transportation of hazardous substances or used oil at the site. To date, the EPA has not produced any substantive, hazardous substance treatment, disposal or transportation documentation linking the Company or any of its subsidiaries or divisions to the environmental conditions at the site. The Company does not believe that it has any liability for contamination at the site.

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


ITEM 2.  PROPERTIES

         The Company operates 80 manufacturing plants, almost all of which are owned, ranging in size from approximately 750 square feet to approximately 306,700 square feet of manufacturing space and totaling more than 3,860,000 square feet. Of such total, approximately 2,570,000 square feet (67%) are located in the United States, 270,000 square feet (7%) are located in the Western Hemisphere exclusive of the United States, 875,000 square feet (23%) are located in Europe, and 145,000 square feet (3%) are located in the Eastern Hemisphere exclusive of Europe. These manufacturing plants by industry segment and geographic area appear in the table below. The Company also owns or leases and operates various customer service centers and shops, and sales and administrative offices throughout the geographic areas in which it operates.

                                                     Other                            Other
                                    United          Western                          Eastern
                                    States         Hemisphere        Europe        Hemisphere        Total
                                    ------         ----------        ------        ----------        -----
       Oilfield                       39               8               10              10              67
       Process                         6               2                4               1              13

         The Company believes that its manufacturing facilities are well maintained. The Company also has a significant investment in service vehicles, rental tools and equipment. During 1998 and 1997, the Company recognized permanent impairments and wrote down to net realizable value certain inventory, property, plant and equipment. For further information regarding these write-downs, see Note 8 of Notes to Consolidated Financial Statements. Property additions increased in 1998 as the Company added capacity to meet the increased market demand.


ITEM 3. LEGAL PROCEEDINGS

         The Company is sometimes named as a defendant in litigation relating to the products and services it provides. The Company insures against these risks to the extent deemed prudent by its management, but no assurance can be given that the nature and amount of such insurance will in every case fully indemnify the Company against liabilities arising out of pending and future legal proceedings relating to its business activities.

         See also "Item 1. Business - Environmental Matters."


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock, $1.00 par value per share (the "Common Stock"), of the Company is principally traded on The New York Stock Exchange. The Common Stock is also traded on the Pacific Exchange and the Swiss Exchange. At March 3, 1999, there were approximately 98,741 stockholders and 29,180 stockholders of record.

         For information regarding quarterly high and low sales prices on the New York Stock Exchange for the Common Stock, during the two years ended December 31, 1998 and information regarding dividends declared on the Common Stock during the two years ended December 31, 1998, see Note 19 of Notes to Consolidated Financial Statements.


ITEM 6. SELECTED FINANCIAL DATA

         The information set forth under the caption "Selected Financial Data" in the 1998 Annual Report to Stockholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report to Stockholders ("MD&A") is incorporated herein by reference.


ITEM 7.a QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information set forth under the sub-caption "Quantitative and Qualitative Market Risk Disclosures" under MD&A is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of the Company and the independent auditors' report set forth in the 1998 Annual Report to Stockholders are incorporated herein by reference:

         Independent Auditors' Report.

         Consolidated Statements of Operations for the year ended December 31, 1998, the three month period ended December 31, 1997 and for each of the two years in the period ended September 30, 1997.

         Consolidated Statements of Financial Position as of December 31, 1998 and 1997.

         Consolidated Statements of Stockholders' Equity for the year ended December 31, 1998, the three month period ended December 31, 1997 and for each of the two years in the period ended September 30, 1997.

         Consolidated Statements of Cash Flows for the year ended December 31, 1998, the three month period ended December 31, 1997 and for each of the two years in the period ended September 30, 1997.

         Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning the directors of the Company is set forth in the section entitled "Election of Directors" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held April 28, 1999, which section is incorporated herein by reference. For information regarding executive officers of the Company, see "Item 1. Business -- Executive Officers." Additional information regarding compliance by directors and executive officers with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1999, which section is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         Information for this item is set forth in the section entitled "Executive Compensation" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held April 28, 1999, which section is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning security ownership of certain beneficial owners and management is set forth in the sections entitled "Voting Securities" and "Security Ownership of Management" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held April 28, 1999, which sections are incorporated herein by reference.


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

         (3)      Exhibits:

                  3.1      Restated Certificate of Incorporation.

                  3.2      By-Laws.

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

                  4.2      Restated Certificate of Incorporation (filed as
                           Exhibit 3.1 hereto).

                  4.3      By-Laws (filed as Exhibit 3.2 hereto).

                  4.4 Certificate of Designation of Series L Preferred Stock of Baker Hughes Incorporated (filed as Exhibit
                           4.4 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference).

                  10.1 Employment Agreement between Baker Hughes Incorporated and Max L. Lukens dated as of January 1, 1998.

                  10.2 Severance Agreement between Baker Hughes Incorporated and G. Stephen Finley dated as of July 23, 1997 (filed as Exhibit 10.6 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

                  10.3 Severance Agreement between Baker Hughes Incorporated and Max L. Lukens dated as of July 23, 1997 (filed as
                           Exhibit 10.9 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

                  10.4 Severance Agreement between Baker Hughes Incorporated and Eric L. Mattson dated as of July 23, 1997 (filed as Exhibit 10.10 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

                  10.5 Severance Agreement between Baker Hughes Incorporated and Lawrence O'Donnell, III dated as of July 23, 1997 (filed as Exhibit 10.11 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

                  10.6 Severance Agreement between Baker Hughes Incorporated and Andrew J. Szescila dated as of July 23, 1997 (filed as Exhibit 10.13 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

                  10.7 Form of Amendment 1 to Severance Agreement between Baker Hughes Incorporated and each of G. Stephen Finley, Max L. Lukens, Eric L. Mattson, Lawrence O'Donnell, III and Andrew J. Szescila effective November 11, 1998.

                  10.8 Severance Agreement between Baker Hughes Incorporated and Thomas R. Bates, Jr. dated as of January 27, 1999.

                  10.9 Amended and Restated 1991 Employee Stock Bonus Plan of Baker Hughes Incorporated (filed as Exhibit 10.15 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

                  10.10 Amendment No. 1997-1 to the Amended and Restated 1991 Employee Stock Bonus Plan (filed as Exhibit 10.16 to Annual Report of Baker Hughes

                           Incorporated on Form 10-K for the year ended
                           September 30, 1997 and incorporated herein by reference).

                  10.11 Amendment No. 1999-1 to the Amended and Restated 1991 Employee Stock Bonus Plan.

                  10.12 Restated 1987 Stock Option Plan of Baker Hughes Incorporated (amended as of October 24, 1990) (filed as Exhibit 10.17 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

                  10.13 1987 Convertible Debenture Plan of Baker Hughes Incorporated (amended as of October 24, 1990) (filed as Exhibit 10.18 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

                  10.14    Baker Hughes Incorporated Supplemental Retirement
                           Plan.

                  10.15 Amendment No. 1997-1 to the Baker Hughes Incorporated Supplemental Retirement Plan (filed as Exhibit 10.20 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

                  10.16 Amendment No. 1999-1 to the Baker Hughes Incorporated Supplemental Retirement Plan.

                  10.17    Executive Severance Policy.

                  10.18    1993 Stock Option Plan.

                  10.19 Amendment No. 1997-1 to the 1993 Stock Option Plan (filed as Exhibit 10.23 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

                  10.20    Amendment No. 1999-1 to the 1993 Stock Option Plan.

                  10.21    1993 Employee Stock Bonus Plan.

                  10.22 Amendment No. 1997-1 to the 1993 Employee Stock Bonus Plan (filed as Exhibit 10.25 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

                  10.23 Amendment No. 1999-1 to the 1993 Employee Stock Bonus Plan.

                  10.24    Amended and Restated Director Compensation Deferral
                           Plan.

                  10.25 1995 Employee Annual Incentive Compensation Plan (filed as Exhibit 10.16 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference).

                  10.26 Amendment No. 1997-1 to the 1995 Employee Annual Incentive Compensation Plan (filed as Exhibit 10.25 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

                  10.27 Amendment No. 1999-1 to the 1995 Employee Annual Incentive Compensation Plan.

                  10.28 1995 Stock Award Plan (filed as Exhibit 10.17 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference).

                  10.29 Amendment No. 1997-1 to the 1995 Stock Award Plan (filed as Exhibit 10.27 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

                  10.30    Amendment No. 1999-1 to the 1995 Stock Award Plan.

                  10.31 Long Term Incentive Plan. (filed as Exhibit 10.31 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997).

                  10.32    Amendment No. 1999-1 to Long Term Incentive Plan.

                  10.33    1998 Employee Stock Option Plan.

                  10.34    Amendment No. 1999-1 to 1998 Employee Stock Option
                           Plan.

                  10.35 Form of Credit Agreement, dated as of October 1, 1998, among Baker Hughes Incorporated and fourteen banks for $750,000,000, in the aggregate for all banks.

                  10.36 Form of Credit Agreement dated as of October 1, 1998 among Baker Hughes Incorporated and fourteen banks for $250,000,000, in the aggregate for all banks.

                  10.37 Form of Nonqualified Stock Option Agreement for executive officers effective October 1, 1998.

                  10.38 Form of Nonqualified Stock Option Agreement for employees effective October 1, 1998.

                  10.39 Form of Nonqualified Stock Option Agreement for executive officers effective October 1, 1998.

                  10.40 Form of Incentive Stock Option Agreement for executive officers effective October 1, 1998.

                  10.41 Form of Nonqualified Stock Option Agreement for directors effective October 25, 1995 (filed as
                           Exhibit 10.16 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference).

                  10.42 Form of Nonqualified Stock Option Agreement for employees effective October 25, 1995 (filed as
                           Exhibit 10.16 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference).

                  10.43 Form of Incentive Stock Option Agreement for employees effective October 25, 1995 (filed as
                           Exhibit 10.16 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference).

                  10.44 Agreement and Plan of Merger among Baker Hughes Incorporated, Baker Hughes Missouri, Inc., Baker Hughes Delaware, Inc., Petrolite Corporation and Wm.
                           S. Barnickel & Company, dated as of February 25, 1997 (filed as Exhibit 2.1 to Form 8-K dated March 5, 1997 and incorporated herein by reference).

                  10.45 Agreement and Plan of Merger among Baker Hughes Incorporated, Baker Hughes Delaware I, Inc. and Western Atlas Inc. dated as of May 10, 1998 (filed as
                           Exhibit 2.1 to Form 8-K dated May 20, 1998 and incorporated herein by reference).

                  10.46 Distribution and Indemnity Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA, Inc. (filed as Exhibit 10.18 to Western Atlas Inc.'s Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

                  10.47 Tax Sharing Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA, Inc. (filed as Exhibit
                           10.19 to Western Atlas Inc.'s form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

                  10.48 Intellectual Property Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA, Inc. (filed as Exhibit 10.20 to Western Atlas Inc.'s Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

                  10.49 Employee Benefits Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA, Inc. (filed as
                           Exhibit 10.21 to Western Atlas Inc.'s Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

                  10.50    Corporate Executive Loan Program.

                  13.1     Portions of 1998 Annual Report to Stockholders.

                  21.1     Subsidiaries of Registrant.

                  23.1     Consent of Deloitte & Touche LLP.

                  27.1     Financial Data Schedule (for SEC purposes only).


(b) REPORTS ON FORM 8-K:

         A report on Form 8-K dated December 18, 1998 was filed with the Commission on December 21, 1998 reporting that the Company has restated its financial statements to account for using the pooling of interests method of business combinations and reflecting the audited transition period related to the Company's change in fiscal year.

         SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of March, 1999.

                                    BAKER HUGHES INCORPORATED


                                    By  /s/ MAX L. LUKENS
                                       -----------------------------------------
                                        (Max L. Lukens, Chief Executive Officer)

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


         Signature                                            Title                              Date
         ---------                                            -----                              ----

/s/ MAX L. LUKENS
-----------------------------------------        Chairman of the Board, President              March 17, 1999
      (Max L. Lukens)                              and Chief Executive Officer
                                                   (principal executive officer)
/s/ E.L. MATTSON
-----------------------------------------        Senior Vice President and                     March 17, 1999
      (E. L. Mattson)                              Chief Financial Officer
                                                   (principal financial officer)
/s/ JAMES W. HARRIS
-----------------------------------------        Vice President and Controller                 March 17, 1999
     (James W. Harris)                             (principal accounting officer)

/s/ LESTER M. ALBERTHAL, JR.
-----------------------------------------        Director                                      March 17, 1999
      (Lester M. Alberthal, Jr.)

/s/ VICTOR G. BEGHINI
-----------------------------------------        Director                                      March 17, 1999
      (Victor G. Beghini)


-----------------------------------------        Director                                      March   , 1999
      (Alton J. Brann)


/s/ JOSEPH T. CASEY
-----------------------------------------                     Director                         March 17, 1999
      (Joseph T. Casey)

/s/ EUNICE M. FILTER
-----------------------------------------                     Director                         March 17, 1999
      (Eunice M. Filter)

/s/ JOE B. FOSTER
-----------------------------------------                     Director                         March 17, 1999
      (Joe B. Foster)

/s/ CLAIRE W. GARGALLI
-----------------------------------------                     Director                         March 17, 1999
      (Claire W. Gargalli)

/s/ RICHARD D. KINDER
-----------------------------------------                     Director                         March 17, 1999
      (Richard D. Kinder)


-----------------------------------------                     Director                         March   , 1999
      (John F. Maher)

/s/ JAMES F. McCALL
-----------------------------------------                     Director                         March 17, 1999
      (James F. McCall)

/s/ H. JOHN RILEY, JR.
-----------------------------------------                     Director                         March 17, 1999
      (H. John Riley, Jr.)

/s/ JOHN R. RUSSELL
-----------------------------------------                     Director                         March 17, 1999
      (John R. Russell)

/s/ CHARLES L. WATSON
-----------------------------------------                     Director                         March 17, 1999
      (Charles L. Watson)

/s/ MAX P. WATSON, JR.
-----------------------------------------                     Director                         March 17, 1999
      (Max P. Watson, Jr.)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBERS             DESCRIPTION
-------             -----------
3.1      Restated Certificate of Incorporation.

3.2      By-Laws.

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

4.2      Restated Certificate of Incorporation (filed as Exhibit 3.1 hereto).

4.3      By-Laws (filed as Exhibit 3.2 hereto).

4.4      Certificate of Designation of Series L Preferred Stock of Baker Hughes
         Incorporated (filed as Exhibit 4.4 to Annual Report of Baker Hughes
         Incorporated on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference).

10.1     Employment Agreement between Baker Hughes Incorporated and Max L.
         Lukens dated as of January 1, 1998.

10.2     Severance Agreement between Baker Hughes Incorporated and G. Stephen
         Finley dated as of July 23, 1997 (filed as Exhibit 10.6 to Annual
         Report of Baker Hughes Incorporated on Form 10-K for the year ended
         September 30, 1997 and incorporated herein by reference).

10.3 Severance Agreement between Baker Hughes Incorporated and Max L. Lukens dated as of July 23, 1997 (filed as Exhibit 10.9 to Annual Report of
         Baker Hughes Incorporated on Form 10-K for the year ended September 30,
         1997 and incorporated herein by reference).

10.4     Severance Agreement between Baker Hughes Incorporated and Eric L.
         Mattson dated as of July 23, 1997 (filed as Exhibit 10.10 to Annual
         Report of Baker Hughes Incorporated on Form 10-K for the year ended
         September 30, 1997 and incorporated herein by reference).

10.5     Severance Agreement between Baker Hughes Incorporated and Lawrence
         O'Donnell, III dated as of July 23, 1997 (filed as Exhibit 10.11 to
         Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

10.6     Severance Agreement between Baker Hughes Incorporated and Andrew J.
         Szescila dated as of July 23, 1997 (filed as Exhibit 10.13 to Annual
         Report of Baker Hughes Incorporated on Form 10-K for the year ended
         September 30, 1997 and incorporated herein by reference).

10.7     Form of Amendment 1 to Severance Agreement between Baker Hughes
         Incorporated and each of G. Stephen Finley, Max L. Lukens, Eric L.
         Mattson, Lawrence O'Donnell, III and Andrew J. Szescila effective
         November 11, 1998.

10.8     Severance Agreement between Baker Hughes Incorporated and Thomas R.
         Bates, Jr. dated as of January 27, 1999.

10.9     Amended and Restated 1991 Employee Stock Bonus Plan of Baker Hughes
         Incorporated (filed as Exhibit 10.15 to Annual Report of Baker Hughes
         Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

10.10    Amendment No. 1997-1 to the Amended and Restated 1991 Employee Stock
         Bonus Plan (filed as Exhibit 10.16 to Annual Report of Baker Hughes

         Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

10.11    Amendment No. 1999-1 to the Amended and Restated 1991 Employee Stock
         Bonus Plan.

10.12 Restated 1987 Stock Option Plan of Baker Hughes Incorporated (amended as of October 24, 1990) (filed as Exhibit 10.17 to Annual Report of
         Baker Hughes Incorporated on Form 10-K for the year ended September 30,
         1997 and incorporated herein by reference).

10.13 1987 Convertible Debenture Plan of Baker Hughes Incorporated (amended as of October 24, 1990) (filed as Exhibit 10.18 to Annual Report of
         Baker Hughes Incorporated on Form 10-K for the year ended September 30,
         1997 and incorporated herein by reference).

10.14    Baker Hughes Incorporated Supplemental Retirement Plan.

10.15    Amendment No. 1997-1 to the Baker Hughes Incorporated Supplemental
         Retirement Plan (filed as Exhibit 10.20 to Annual Report of Baker
         Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

10.16    Amendment No. 1999-1 to the Baker Hughes Incorporated Supplemental
         Retirement Plan.

10.17    Executive Severance Policy.

10.18    1993 Stock Option Plan.

10.19    Amendment No. 1997-1 to the 1993 Stock Option Plan (filed as Exhibit
         10.23 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

10.20    Amendment No. 1999-1 to the 1993 Stock Option Plan.

10.21    1993 Employee Stock Bonus Plan.

10.22    Amendment No. 1997-1 to the 1993 Employee Stock Bonus Plan (filed as
         Exhibit 10.25 to Annual Report of Baker Hughes Incorporated on Form
         10-K for the year ended September 30, 1997 and incorporated herein by reference).

10.23    Amendment No. 1999-1 to the 1993 Employee Stock Bonus Plan.

10.24    Amended and Restated Director Compensation Deferral Plan.

10.25    1995 Employee Annual Incentive Compensation Plan (filed as Exhibit
         10.16 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference).

10.26    Amendment No. 1997-1 to the 1995 Employee Annual Incentive Compensation
         Plan (filed as Exhibit 10.25 to Annual Report of Baker Hughes
         Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

10.27    Amendment No. 1999-1 to the 1995 Employee Annual Incentive Compensation
         Plan.

10.28    1995 Stock Award Plan (filed as Exhibit 10.17 to Annual Report of Baker
         Hughes Incorporated on Form 10-K for the year ended September 30, 1994 and incorporated herein by reference).

10.29    Amendment No. 1997-1 to the 1995 Stock Award Plan (filed as Exhibit
         10.27 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

10.30    Amendment No. 1999-1 to the 1995 Stock Award Plan.

10.31    Long Term Incentive Plan. (filed as Exhibit 10.31 to Annual Report of
         Baker Hughes Incorporated on Form 10-K for the year ended September 30,
         1997).

10.32    Amendment No. 1999-1 to Long Term Incentive Plan.

10.33    1998 Employee Stock Option Plan.

10.34    Amendment No. 1999-1 to 1998 Employee Stock Option Plan.

10.35    Form of Credit Agreement, dated as of October 1, 1998, among Baker
         Hughes Incorporated and fourteen banks for $750,000,000, in the aggregate for all banks.

10.36    Form of Credit Agreement dated as of October 1, 1998 among Baker Hughes
         Incorporated and fourteen banks for $250,000,000, in the aggregate for all banks.

10.37 Form of Nonqualified Stock Option Agreement for executive officers effective October 1, 1998.

10.38    Form of Nonqualified Stock Option Agreement for employees effective
         October 1, 1998.

10.39 Form of Nonqualified Stock Option Agreement for executive officers effective October 1, 1998.

10.40 Form of Incentive Stock Option Agreement for executive officers effective October 1, 1998.

10.41    Form of Nonqualified Stock Option Agreement for directors effective
         October 25, 1995 (filed as Exhibit 10.16 to Annual Report of Baker
         Hughes Incorporated on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference).

10.42    Form of Nonqualified Stock Option Agreement for employees effective
         October 25, 1995 (filed as Exhibit 10.16 to Annual Report of Baker
         Hughes Incorporated on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference).

10.43    Form of Incentive Stock Option Agreement for employees effective
         October 25, 1995 (filed as Exhibit 10.16 to Annual Report of Baker
         Hughes Incorporated on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference).

10.44    Agreement and Plan of Merger among Baker Hughes Incorporated, Baker
         Hughes Missouri, Inc., Baker Hughes Delaware, Inc., Petrolite
         Corporation and Wm. S. Barnickel & Company, dated as of February 25,
         1997 (filed as Exhibit 2.1 to Form 8-K dated March 5, 1997 and incorporated herein by reference).

10.45    Agreement and Plan of Merger among Baker Hughes Incorporated, Baker
         Hughes Delaware I, Inc. and Western Atlas Inc. dated as of May 10, 1998
         (filed as Exhibit 2.1 to Form 8-K dated May 20, 1998 and incorporated herein by reference).

10.46    Distribution and Indemnity Agreement dated October 31, 1997, between
         Western Atlas Inc. and UNOVA, Inc. (filed as Exhibit 10.18 to Western
         Atlas Inc.'s Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

10.47    Tax Sharing Agreement dated October 31, 1997, between Western Atlas
         Inc. and UNOVA, Inc. (filed as Exhibit 10.19 to Western Atlas Inc.'s form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

10.48    Intellectual Property Agreement dated October 31, 1997, between Western
         Atlas Inc. and UNOVA, Inc. (filed as Exhibit 10.20 to Western Atlas
         Inc.'s Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

10.49    Employee Benefits Agreement dated October 31, 1997, between Western
         Atlas Inc. and UNOVA, Inc. (filed as Exhibit 10.21 to Western Atlas
         Inc.'s Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

10.50    Corporate Executive Loan Program.

13.1     Portions of 1998 Annual Report to Stockholders.

21.1     Subsidiaries of Registrant.

23.1     Consent of Deloitte & Touche LLP.

27.1     Financial Data Schedule (for SEC purposes only).
