Form 10-Q
period 1999-03-31
BAKER HUGHES INC
filed 1999-05-14
CIK 808362

---------------------------------------------------------------------------


                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

               X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934


                          -----------------------------

                          Commission file number 1-9397

                          -----------------------------

                            BAKER HUGHES INCORPORATED
             (Exact name of registrant as specified in its charter)


             Delaware                                         76-0207995
(State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                      Identification No.)
 3900 Essex Lane, Houston, Texas                                77027
(Address of principal executive offices)                      (Zip code)

    Registrant's telephone number, including area code:  (713) 439-8600

                          -----------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                          Outstanding at April 30, 1999
              -----                         -------------------------------

Common Stock, $1.00 par value per share            327,411,500 shares



---------------------------------------------------------------------------


                         BAKER HUGHES INCORPORATED




                                   INDEX


                                                                       Page
                                                                        No.
                                                                       ----
Part I - Financial Information:


    Consolidated Condensed Statements of Operations - Three months
         ended March 31, 1999 and 1998                                   2

    Consolidated Condensed Statements of Financial Position
         - March 31, 1999 and December 31, 1998                          3

    Consolidated Condensed Statements of Cash Flows - Three months
         ended March 31, 1999 and 1998                                   4

    Notes to Consolidated Condensed Financial Statements                 5

    Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                           9


Part II - Other Information                                             21





























                                    -1-
                         PART I.  FINANCIAL INFORMATION
                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In millions, except per share amounts)
                                 (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                          1999       1998
                                                      ---------  ---------
Revenues                                             $  1,325.2 $  1,648.1
                                                      ---------  ---------
Costs and expenses:
  Costs of revenues                                     1,035.9    1,243.0
  Selling, general and administrative                     186.2      201.7
                                                      ---------  ---------
    Total costs and expenses                            1,222.1    1,444.7
                                                      ---------  ---------
Operating income                                          103.1      203.4
Interest expense                                          (41.0)     (30.9)
Interest income                                             3.6        1.6
                                                      ---------  ---------
Income before income taxes                                 65.7      174.1
Income taxes                                              (23.0)     (61.2)
                                                      ---------  ---------
Net income                                           $     42.7 $    112.9
                                                      =========  =========

Earnings Per Share of Common Stock:
  Basic                                              $      .13 $      .36
                                                      =========  =========
  Diluted                                            $      .13 $      .35
                                                      =========  =========

Cash dividends per share of common stock             $     .115 $     .115
                                                      =========  =========

   See accompanying notes to consolidated condensed financial statements.




















                                    -2-
                         BAKER HUGHES INCORPORATED
          CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                               (In millions)
                                (Unaudited)


                                  ASSETS
                                                   March 31,   December 31,
                                                     1999         1998
Current Assets:                                   ----------    ----------
  Cash and cash equivalents                      $      29.1   $      16.6
  Accounts receivable, net                           1,305.4       1,422.3
  Inventories                                        1,005.2       1,065.7
  Other current assets                                 199.9         219.9
                                                  ----------    ----------
    Total current assets                             2,539.6       2,724.5
Property, net                                        2,264.9       2,292.3
Goodwill and other intangibles, net                  1,885.4       1,898.4
Multiclient seismic data and other assets              962.6         895.6
                                                  ----------    ----------
    Total assets                                 $   7,652.5   $   7,810.8
                                                  ==========    ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current portion of
    long-term debt                               $      42.7   $      44.4
  Accounts payable                                     477.5         560.5
  Payroll and related expenses                         222.6         284.3
  Other current liabilities                            315.5         420.7
                                                  ----------    ----------
    Total current liabilities                        1,058.3       1,309.9
                                                  ----------    ----------
Long-term debt                                       2,849.4       2,726.3
                                                  ----------    ----------
Deferred income taxes                                  155.5         156.5
                                                  ----------    ----------
Deferred revenue and other long-term liabilities       397.1         418.7
                                                  ----------    ----------
Stockholders' Equity:
  Common stock                                         327.4         327.1
  Capital in excess of par value                     2,934.4       2,931.8
  Retained earnings                                    105.5         100.4
  Foreign currency translation adjustment             (172.4)       (155.4)
  Unrealized gain(loss) on securities available
    for sale                                             1.7          (0.1)
  Pension liability adjustment                          (4.4)         (4.4)
                                                  ----------    ----------
    Total stockholders' equity                       3,192.2       3,199.4
                                                  ----------    ----------
    Total liabilities and stockholders' equity   $   7,652.5   $   7,810.8
                                                  ==========    ==========

   See accompanying notes to consolidated condensed financial statements.




                                    -3-
                         BAKER HUGHES INCORPORATED
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (In millions)
                                (Unaudited)


                                                     Three Months Ended
                                                          March 31,
                                                      1999          1998
                                                    --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $    42.7     $   112.9
Adjustments to reconcile net income to net cash
  flows from operating activities:
    Depreciation, depletion and amortization           203.3         159.9
    Provision(benefit) for deferred income taxes        10.5          (8.6)
    Loss(gain) on disposal of assets                    13.2          (9.1)
    Change in receivables                              119.4         (30.8)
    Change in inventories                               61.6         (85.8)
    Change in accounts payable                         (81.5)         30.5
    Changes in other assets and liabilities           (221.1)         20.9
                                                    --------      --------
Net cash flows from operating activities               148.1         189.9
                                                    --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for capital assets and multiclient
    seismic data                                      (222.6)       (305.8)
  Proceeds from disposal of assets                       5.0          20.1
  Acquisition of businesses, net of cash acquired                    (47.5)
                                                    --------      --------
Net cash flows from investing activities              (217.6)       (333.2)
                                                    --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) from commercial paper,
    revolving credit facilities and short-term debt   (740.6)        185.7
  Repayment of matured indebtedness                   (150.0)        (49.3)
  Net proceeds from issuance of notes                1,010.7
  Proceeds from issuance of common stock                 2.8           9.0
  Dividends                                            (37.6)        (19.4)
                                                    --------      --------
Net cash flows from financing activities                85.3         126.0
Effect of exchange rate changes on cash                 (3.3)          1.2
                                                    --------      --------
Increase(decrease) in cash and cash equivalents         12.5         (16.1)
Cash and cash equivalents, beginning of period          16.6          41.9
                                                    --------      --------
Cash and cash equivalents, end of period           $    29.1     $    25.8
                                                    ========      ========

Income taxes paid                                  $    35.5     $    58.1
Interest paid                                      $    29.8     $    22.7

   See accompanying notes to consolidated condensed financial statements.




                                    -4-
                         BAKER HUGHES INCORPORATED

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1. Basis of Presentation

General

    In the opinion of Baker Hughes Incorporated ("Baker Hughes" or the "Company"), the unaudited consolidated condensed financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the Company's consolidated financial position as of March 31, 1999, its consolidated results of operations for the three months ended March 31, 1999 and 1998 and its consolidated cash flows for the three months ended March 31, 1999 and 1998. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (see the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for the most recent annual financial statements prepared in accordance with generally accepted accounting principles). The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. Certain amounts have been reclassified to conform the reporting practices of Baker Hughes and Western Atlas Inc..

    In the notes to consolidated condensed financial statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated.

Comprehensive Income

    Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners.

The Company's total comprehensive income is as follows:

                                                       Three Months Ended
                                                            March 31,
                                                        1999        1998
                                                      ---------  ---------
Net income                                            $    42.7  $   112.9
Other comprehensive income(loss)                          (15.2)      (5.3)
                                                      ---------  ---------
Total comprehensive income                            $    27.5  $   107.6
                                                      =========  =========










                                    -5-
                         BAKER HUGHES INCORPORATED

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


Note 2. Inventories

    Inventories are comprised of the following:

                                             March 31,         December 31,
                                               1999                1998
                                            -----------        ------------
  Finished goods                            $     810.0        $      855.2
  Work in process                                  82.0                83.2
  Raw materials                                   113.2               127.3
                                             ----------         -----------
      Total                                 $   1,005.2        $    1,065.7
                                             ==========         ===========


Note 3. Earnings per Share ("EPS")

    Reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

                                 Three Months Ended     Three Months Ended
                                   March 31, 1999         March 31, 1998
                                 Income      Shares     Income      Shares
                                 -------     ------     -------     ------
Basic                            $  42.7      327.2     $ 112.9      317.2
Effect of dilutive securities:
  Stock plans                                    .3                    4.9
  Liquid Yield Option Notes                                 1.7        7.2
                                  ------     ------     -------      -----
Diluted                          $  42.7      327.5     $ 114.6      329.3
                                  ======     ======     =======      =====

    Securities excluded from the computation of diluted EPS for the three months ended March 31, 1999 that could potentially dilute basic EPS in the future were options to purchase 13.0 million shares, Liquid Yield Option Notes convertible into 7.2 million shares and .7 million shares estimated to be issued under the Company's employee stock purchase plan. Such dilutive securities were excluded as they would be anti-dilutive to basic EPS.


Note 4. Segment and Related Information

    The Company's nine business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into two reportable segments - oilfield and process.

    Oilfield: This segment consists of eight business units - Baker Atlas, Baker Hughes INTEQ, Baker Oil Tools, Baker Petrolite, Centrilift, E&P Solutions, Hughes Christensen and Western Geophysical - that manufacture and sell equipment and provide services used in the drilling, completion, production and maintenance of oil and gas wells and in reservoir

                                    -6-
                         BAKER HUGHES INCORPORATED

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


measurement and evaluation. The principal markets for this segment include all major oil and gas producing regions of the world including North America, Latin America, Europe, Africa, the Middle East and the Far East. Customers include major multi-national, independent and national or state-owned oil companies.

    Process: This segment consists of one business unit - Baker Process - that manufactures and sells process equipment for separating solids from liquids and liquids from liquids through filtration, sedimentation, centrifugation and floatation processes. The principal markets for this segment include all regions of the world where there are significant industrial and municipal wastewater applications and base metals activity. Customers include municipalities, contractors, engineering companies and pulp and paper, minerals, industrial and oil and gas producers.

    Segment profit(loss) is based on income before income taxes, accounting changes, nonrecurring items and interest income and expense. Intersegment sales and transfers are not significant.

    Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate-related items, results of insignificant operations and, as it relates to segment profit(loss), income and expense not allocated to reportable segments.

                                     Oilfield   Process    Other     Total
                                     --------  --------  --------  --------
Revenues
--------
Three months ended March 31, 1999    $1,214.5  $  110.7       --   $1,325.2
Three months ended March 31, 1998    $1,517.2  $  123.3  $    7.6  $1,648.1

Segment profit(loss)
--------------------
Three months ended March 31, 1999    $  127.8  $     .2  $  (62.3) $   65.7
Three months ended March 31, 1998    $  223.1  $   10.0  $  (59.0) $  174.1

Total assets
------------
As of March 31, 1999                 $6,814.0  $  426.0  $  412.5  $7,652.5
As of December 31, 1998              $6,969.2  $  425.4  $  416.2  $7,810.8













                                    -7-
                         BAKER HUGHES INCORPORATED

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


The following table presents the details of "Other" segment profit(loss):

                                                       Three Months Ended
                                                            March 31,
                                                        1999        1998
                                                      ---------  ---------
Corporate expenses                                    $   (24.9) $  (29.5)
Interest expense-net                                      (37.4)    (29.3)
Other                                                                 (.2)
                                                      ---------  ---------
Total                                                 $   (62.3) $  (59.0)
                                                      =========  =========


Note 5. Debt

    During January and February 1999, the Company issued $400.0 million of
6.875 percent Notes due January 2029, $325.0 million of 6.25 percent Notes due January 2009, $200.0 million of 6.0 percent Notes due February 2009 and $100.0 million of 5.8 percent Notes due 2003 with effective interest rates of 7.07 percent, 6.36 percent, 6.09 percent and 6.01 percent, respectively. The net proceeds of $1,010.7 million were used to repay $150.0 million of the 7.625 percent Notes due February 1999, commercial paper and other short-term borrowings.






























                                    -8-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


    Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's consolidated condensed financial statements and the related notes thereto.

FORWARD-LOOKING STATEMENTS

    MD&A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (each a "Forward-Looking Statement"). The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "forecasts," "will," "could," "may" and similar expressions are intended to identify forward-looking statements.
No assurance can be given that actual results may not differ materially from those in the forward-looking statements herein for reasons including the effects of competition, the level of petroleum industry exploration and production expenditures, world economic conditions, prices of, and the demand for, crude oil and natural gas, drilling activity, weather, the legislative environment in the United States and other countries, OPEC policy, conflict in the Middle East and other major petroleum producing or consuming regions, the development of technology that lowers overall finding and development costs and the condition of the capital and equity markets.

    Baker Hughes' expectations regarding its level of capital expenditures described in "Investing Activities" below are only its forecasts regarding these matters. In addition to the factors described in the previous paragraph and in "Business Environment," these forecasts may be substantially different from actual results, which are affected by the following factors: the accuracy of the Company's estimates regarding its spending requirements, regulatory, legal and contractual impediments to spending reduction measures; the occurrence of any unanticipated acquisition or research and development opportunities; changes in the Company's strategic direction; and the need to replace any unanticipated losses in capital assets.

BUSINESS ENVIRONMENT

    The Company is primarily engaged in the oilfield service industry. Oilfield operations generated more than 90 percent of the Company's consolidated revenues in the three months ended March 31, 1999 and currently consists of eight business units - Baker Atlas, Baker Hughes INTEQ, Baker Oil Tools, Baker Petrolite, Centrilift, E&P Solutions, Hughes Christensen and Western Geophysical - that manufacture and sell equipment and provide related services used in the drilling, completion, production and maintenance of oil and gas wells and in reservoir measurement and evaluation. The business environment for the Company and its corresponding operating results are affected significantly by the petroleum industry exploration and production expenditures. These expenditures are influenced strongly by oil company expectations about the supply and demand for crude oil and natural gas, energy prices, and finding and development costs. Petroleum supply and demand, pricing, and finding and development costs, in turn, are influenced by numerous factors including, but not limited to, those described above in "Forward-Looking Statements."


                                    -9-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS CONTINUED


    Four key factors which currently influence the worldwide crude oil market and therefore current and future expenditures for exploration and development by our customers are:

    1) The degree to which certain large producing countries, in particular Saudi Arabia, UAE, Kuwait, Iran, Venezuela and Mexico, are willing and able to restrict production and exports of crude oil.

    2) The increasing rate of depletion of known hydrocarbon reserves. Technological advances are resulting in accelerated decline rates and shorter well lives. In general, accelerated decline rates require additional customer spending to hold production levels.

    3) The level of economic growth in certain key areas of the world, particularly Japan, China and South Korea, as well as developing areas in Asia where the correlation between energy demand and economic growth is particularly strong.

    4) The amount of crude oil in storage relative to historic levels.

    These four factors, together with oil and gas company projections for future commodity price movement, influence overall levels of expenditures for exploration and development by the Company's customers.

    More specifically, two key factors influence the level of exploration and development spending:

    1) Technology: Advances in the design and application of more technologically advanced products and services allow oil and gas companies to drill fewer wells, place the wells they drill more precisely in the higher yielding or more easily produced hydrocarbon zones of the reservoir, and allow operators to drill, complete, and operate wells at lower overall costs.

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

    Crude oil and natural gas prices and the Baker Hughes rotary rig count are summarized in the tables below as averages for the periods indicated and are followed by the Company's outlook. While reading the Company's outlook set forth below, caution is advised that the factors described above in "Forward-Looking Statements" and "Business Environment" could negatively impact the Company's expectations for oil demand, oil and gas prices, and drilling activity.





                                    -10-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS CONTINUED


Oil and Gas Prices

Three months ended March 31,                       1999             1998
---------------------------------------------------------------------------
West Texas Intermediate Crude ($/bbl)             12.95            15.90
U. S. Spot Natural Gas ($/mcf)                     1.71             2.06

    Crude oil prices averaged $12.95/bbl in the quarter. Prices varied between $11-$13/bbl for most of the quarter before rising above $15/bbl at the end of the quarter. The improvement in prices was primarily the result of an announcement by OPEC and certain non-OPEC countries of an agreement for additional production cuts. U.S. natural gas prices weakened in the first quarter of 1999 compared to the same period in the prior year due to abnormally warm winter weather.

Rotary Rig Count

Three months ended March 31,                       1999             1998
---------------------------------------------------------------------------
U.S. - Land                                         448              830
U.S. - Offshore                                     103              136
Canada                                              290              459
---------------------------------------------------------------------------
  North America                                     841            1,425
---------------------------------------------------------------------------
Latin America                                       180              272
North Sea                                            45               60
Other Europe                                         42               49
Africa                                               53               82
Middle East                                         147              165
Asia Pacific                                        152              184
---------------------------------------------------------------------------
  International                                     619              812
---------------------------------------------------------------------------
Worldwide                                         1,460            2,237
---------------------------------------------------------------------------
U.S. Workover                                       718            1,298

Outlook

    In 1998, declining demand from developing Asia and a warmer than normal winter coupled with increases in Iraqi exports and increases in non-OPEC and OPEC supply resulted in historically high inventory levels and lower oil prices. Oil prices that had ranged from $18-$26/barrel in 1997 fell to $15-$18/barrel in the first part of 1998. At the end of 1998 oil was trading between $10-$13/barrel. In response to lower oil prices and expectations for continued low oil prices in 1999, oil companies cut upstream capital spending particularly in the second half of 1998. In late March 1999, OPEC and certain non-OPEC countries announced an agreement for additional production cuts. The level of adherence to these agreed cuts will be a key determination of crude oil prices in 1999 and 2000. If adherence is greater than approximately 70 percent, the Company expects oil to trade between $15-$19/bbl for the balance of 1999. If adherence falls significantly below 70 percent, oil could trade $4-$5/bbl lower.

                                    -11-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS CONTINUED


    As a result of recent low oil prices and concern over OPEC/non-OPEC quota compliance, 1999 oil company capital spending is expected to decline approximately 25 percent from 1998 spending levels. Cuts in upstream capital spending were more significant in North and South America than in the Eastern Hemisphere in 1998. The Company expects customer spending in the Eastern Hemisphere to be reduced more significantly in 1999. Customer spending is expected to decline sequentially during the first two quarters of 1999 before stabilizing in the second half of the year.

RESULTS OF OPERATIONS

Revenues

    Revenues for the three months ended March 31, 1999 were $1,325.2 million, a decrease of 19.6 percent over revenues in the three months ended March 31, 1998 of $1,648.1 million. Geographically, revenues were down 18 percent in North America and 21 percent outside North America. The revenue decline resulted from lower activity levels as the worldwide rig count decreased 34.7 percent and from lower prices for the Company's products and services, particularly in drilling systems, wireline logging and drilling fluids.

Gross Margin

    Gross margins for the three months ended March 31, 1999 and 1998 were
21.8 percent and 24.6 percent, respectively. The decrease is due primarily to cost associated with excess manufacturing capacity and pricing pressure.

Selling, General and Administrative

    Selling, general and administrative ("SG&A") expenses as a percent of consolidated revenues for the three months ended March 31, 1999 and 1998 were 14.1 percent and 12.2 percent, respectively. While these costs are down on an absolute basis, the increase as a percent of consolidated revenues is due primarily to these costs being more fixed in nature producing a slower rate of decline than consolidated revenues.

Interest Expense

    Interest expense for the three months ended March 31, 1999 increased $10.1 million compared to the corresponding period in 1998. These increases were due to higher debt levels that funded capital expenditures, acquisitions, and working capital.

Income Taxes

    The effective tax rate for the three months ended March 31, 1999 and 1998 was 35 percent.






                                    -12-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS CONTINUED


Merger Related Charges

    In connection with the merger with Western Atlas Inc. (the "Merger"), in 1998 the Company recorded Merger related costs of $219.1 million. Cash provisions of the Merger related costs totaled $160.9 million. The categories of costs incurred, the actual cash payments made and the accrued balances at March 31, 1999 are summarized below:

                                                  Paid in the    Accrued
                                         Paid in  March 1999   Balance at
                                 Total    1998      Quarter  March 31, 1999
                                -------  -------  ---------  --------------
Cash costs
  Transaction costs             $  51.5  $  46.9   $   1.6       $   3.0
  Employee costs                   87.7     66.7       5.8          15.2
  Other Merger integration
    costs                          21.7      9.8       1.3          10.6
                                -------  -------  ---------  --------------
Total                           $ 160.9  $ 123.4   $   8.7       $  28.8
                                =======  =======  =========  ==============

Unusual and Other Nonrecurring Charges

    In 1998, as a result of a sharp decline in demand and to adjust to the lower level of activity, the Company assessed its overall operations and recorded charges of $589.5 million. Cash provisions of the charges totaled $134.5 million. The categories of costs incurred, the actual cash payments and the accrued balances at March 31, 1999 are summarized below:

                                                  Paid in the    Accrued
                                         Paid in  March 1999   Balance at
                                 Total    1998      Quarter  March 31, 1999
                                -------  -------  ---------  --------------
Cash costs
  Severance for approximately
    5,300 employees             $  64.3  $  26.6   $  17.7       $  20.0
  Integration costs, abandoned
    leases and other contractual
    obligations                    40.0     14.7       7.2          18.1
  Environmental reserves            8.8      4.3                     4.5
  Other cash costs (includes
    litigation reserves)           21.4      4.7       4.1          12.6
                                -------  -------  ---------  --------------
Total                           $ 134.5  $  50.3   $  29.0       $  55.2
                                =======  =======  =========  ==============

CAPITAL RESOURCES AND LIQUIDITY

Operating Activities

    Net cash inflows from operating activities were $148.1 million and $189.9 million for the three months ended March 31, 1999 and 1998, respectively. Lower net income and increased payments on current liabilities resulted in a decline in cash flow from operations.

                                    -13-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS CONTINUED


Investing Activities

    Net cash outflows from investing activities were $217.6 million and $333.2 million for the three months ended March 31, 1999 and 1998, respectively.

    Property additions in 1999 decreased as the Company adjusted to softer market conditions. The Company currently expects 1999 capital expenditures to be approximately $600.0 million (excluding acquisitions), a significant reduction from 1998 capital spending. Funds provided from operations and outstanding lines of credit are expected to be adequate to meet future capital expenditure requirements.

    Proceeds from the disposal of assets generated $5.0 million during the three months ended March 31, 1999 and $20.1 million during the three months ended March 31, 1998.

    The words "expected" and "expects" are intended to identify Forward-Looking Statements in "Investing Activities." See "Forward-Looking Statements" and "Business Environment" above for a description of risk factors related to these Forward-Looking Statements.

Financing Activities

    Net cash inflows from financing activities were $85.3 million and $126.0 million for the three months ended March 31, 1999 and 1998, respectively. Total debt outstanding at March 31, 1999 was $2,892.1 million, compared to $2,770.7 million at December 31, 1998. The debt to equity ratio was 0.91 at March 31, 1999 compared to 0.87 at December 31, 1998.

    During January and February 1999, the Company issued $400.0 million of
6.875 percent Notes due January 2029, $325.0 million of 6.25 percent Notes due January 2009, $200.0 million of 6.0 percent Notes due February 2009 and $100.0 million of 5.8 percent Notes due 2003 with effective interest rates of 7.07 percent, 6.36 percent, 6.09 percent and 6.01 percent, respectively. The proceeds were used to repay $150.0 million of the 7.625 percent Notes due February 1999, commercial paper and other short-term borrowings.

    Cash dividends in 1999 increased due to the increase in the number of shares of common stock outstanding after the Merger. On an annualized basis the cash dividend of $0.46 per share of common stock will require approximately $150.0 million of cash which compares to an annual requirement of approximately $80.0 million before the Merger.

    At March 31, 1999, the Company had $1,595.2 million of credit facilities with commercial banks, of which $1,000.0 million was committed. These facilities are subject to normal banking terms and conditions that do not significantly restrict the Company's activities.






                                    -14-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS CONTINUED


ACCOUNTING STANDARDS

Derivative and Hedge Accounting

    In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income.

    SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. Retroactive application to periods prior to adoption is not allowed. The Company will adopt the standard in the first quarter of 2000. The Company has not quantified the impact of the adoption of SFAS No. 133 on its consolidated financial statements.

QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

    At March 31, 1999, the Company had Norwegian Krone denominated commitments of $43.6 million to purchase a seismic vessel and Australian Dollar denominated commitments of $22.7 million to purchase seismic vessel equipment at various times through February 2000. The Company has entered into forward exchange contracts to purchase the required amount of Norwegian Krone and Australian Dollars for $43.6 million and $21.1 million, respectively.

YEAR 2000 ISSUE

Forward-Looking Statements Regarding the Year 2000 Issue

    The words "expect," "believe," "will," "estimate," "target" and similar expressions are intended to identify Forward-Looking Statements in "Year 2000 Issue." Although the Company expects that it will complete various phases of its Year 2000 Program Plan (the "Program Plan") as described below, including (without limitation) the specific remedial and corrective aspects of the program or the contingency plans described below, there can be no assurance that the Company will be successful in completing each and every aspect of the Program Plan and, if successful, within the expected schedules described below. Factors that could affect the Company's implementation of its Program Plan include unforeseen difficulties in remediating a specific problem due to the complexity of hardware and software, the inability of third parties to adequately address their own year 2000 issues, including vendors, contractors, financial institutions, U.S. and foreign governments and customers, the delay in completion of a phase of the Program Plan necessary to begin a latter phase, the discovery of a greater number of hardware and software systems or technologies with material year 2000 issues than the Company presently anticipates, and the lack of alternatives that the Company previously believed existed.




                                    -15-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS CONTINUED


Overview

    Many computer hardware and software products have not been engineered with internal calendars or date-processing logic capable of accommodating dates after December 31, 1999. In most cases, the problem is due to the hardware or software application storing the year as a two-digit field. In applications where this year 2000 ("Y2K") problem exists, the year 2000 will appear as 00, and current applications could interpret the year as 1900 or some date other than 2000. The same error may exist for years later than 2000 because the application cannot distinguish which century the date represents. These errors could negatively affect the Company's business application systems, manufacturing, engineering and process control systems, products sold to customers, equipment used in providing services, facilities equipment and information technology ("IT") infrastructure. Additionally, Y2K issues impacting suppliers and customers could have an indirect negative impact on the Company.

    A more detailed breakdown of the current status of the Baker Hughes Incorporated Year 2000 Program Plan can be found below.

Year 2000 Program Plan

    Baker Hughes has developed a Year 2000 Program Plan for identifying, assessing and correcting its Y2K problems. This Program Plan strives to achieve a consistent approach to the Y2K issue throughout the Company. The Program Plan has the following aspects: program management, inventory and risk assessment, remediation, testing and implementation, contingency planning, and quality assurance.

    The Company has completed an inventory of all hardware and software that the Company incorporates in its products or utilizes to support its operations or provide services to its customers. The Company is also determining whether the inventoried items have Y2K problems. Approximately 35 percent of the inventoried items in the Company's database have been assessed for Y2K compliance as of March 31, 1999, of which approximately 6 percent is non-compliant. If a Y2K problem exists, the Company will assess the risks associated with the problem.

    Baker Hughes has adopted the British Standards Institute Year 2000 Conformity Guidelines as a reasonable standard for determining whether software and hardware are not materially affected by Y2K problems. When meeting these guidelines, the Company has deemed that hardware or software are not materially affected by Y2K problems and, thus, are "in Y2K compliance."

    The Company's remediation efforts include the correction or replacement of noncompliant hardware and software and are scheduled to be completed by mid to late 1999 for all material noncompliant hardware and software that the Company has identified to date. Both Company employees and outside vendors are performing this work. The Company has established a target date of June 30, 1999 for the completion of the work on a majority of its material noncompliant systems and technologies. The Company expects to complete its development of contingency plans by August 31, 1999 for any material systems and technologies not remediated by June 30, 1999.

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

    Baker Hughes has performed testing and validation of the compliance status for all critical hardware and software as the Company has completed each remediation project. Hardware and software that is not critical may not be tested and validated. The Company is currently testing and validating, among other hardware and software, its seismic data acquisition and analysis systems, surface data acquisition and logging systems, wire-line logging systems, certain filtration and separation equipment that has been customized with program logic controllers, and certain motor controllers that include embedded chips and internal clocks. The Company's employees and, in some cases, third party contractors have performed the testing and validation work.

    The Company has completed a review of its program management effort. This review was performed by external resources who are engaged in the practice of performing these reviews for other companies. Additional internal efforts may be used to evaluate the adequacy and completeness of its risk assessment, testing, and validation.

Year 2000 Program Costs

    Baker Hughes has approximately 80 full time equivalent employees ("FTEs") involved in the Y2K effort, which the Company estimates has an associated annual cost of approximately $5.6 million. Generally, these FTEs are full-time employees who are devoting some portion of their schedule to the Y2K effort.

    In addition to the payroll and payroll-related costs, Baker Hughes estimates spending approximately $48.0 million in the Y2K compliance effort, of which approximately $35.0 million would be capitalized as replacement hardware and software equipment. Of the $48.0 million, the Company has spent approximately $27.5 million through March 31, 1999. The Company has funded, and expects to continue to fund, these expenditures from cash that it generates from operating activities or existing credit facilities. These cost estimates could change materially based upon the completion of the inventory and risk assessment phase of the Program Plan.

Third Party Issues

    The failure of third-parties, which have a material relationship with the Company, to address their Y2K problems could negatively and materially impact the Company. To address this risk, the Company is assessing the effect of Y2K on key vendor and contractor relationships and has begun to do the same with respect to key customer relationships. This assessment includes key relationships with parties with which the Company interfaces electronically and with which the Company has entered into strategic alliances.




                                    -17-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS CONTINUED


    The Company is evaluating vendors that the Company believes are material to its operations and assessing the business risk of Y2K noncompliance on their part. Based upon this assessment, the Company is seeking to obtain written confirmation from key vendors and contractors that they are adequately addressing their Y2K issues. Additionally, the Company seeks to review the Y2K statements of these vendors and contractors to the extent they exist. Where the Company cannot obtain satisfactory confirmation from these vendors, the purchasing departments of each operating division of the Company intends to identify alternate sources, if available, for vendors if those sources are needed because of an inability to perform due to Y2K noncompliance. The Company expects to complete the initial identification of high risk vendors by May 31, 1999. Additional analysis will be required to determine if alternative sourcing is required. The Company has sent surveys to certain of its vendors, including all of the vendors that the Company believes are critical to its success. Approximately 31 percent of the vendors that have been surveyed have responded. Based upon the responses and, in some cases, follow-up discussions with vendors, the Company believes that approximately 20 percent of the vendors responding appear to have a high risk of Y2K noncompliance. For these vendors, the Company is identifying sourcing alternatives.

Known Material Y2K Non-compliant Hardware and Software

    INTEQ and Baker Oil Tools are implementing SAP R/3 for domestic operations during 1999. INTEQ has delayed remediation of its existing payroll system, and Baker Oil Tools has delayed remediation for certain other business applications, in each case, pending the implementation of SAP R/3. Contingencies for these operational areas are being evaluated, and the Company expects to implement a contingency plan if the SAP implementation is not timely.

    Older versions of INTEQ's PC-based surface data acquisition systems are not Y2K compliant. The software is in the process of being remediated.
The noncompliant PC hardware cannot be economically remediated, and the purchase of new, higher grade personal computers is required to replace the noncompliant equipment. This remediation began in 1997 with the replacement of personal computers being phased in and is expected to be completed by late 1999. The Company estimates that as of March 31, 1999, it was approximately 65 percent complete in the replacement of the noncompliant personal computer hardware and software for the surface data acquisition systems.

    Baker Atlas is rewriting the bonded inventory control module that tracks assets that are used in international waters that may be exempt from import duties. The upgrade is scheduled to be in place by June 1999.

    The Company's Western Geophysical operating division relies heavily upon Global Positioning System ("GPS") equipment that the U.S. Navy operates. The noncompliance of this equipment is a known problem outside the control of the Company that affects other businesses, the government, the military services and individuals that rely upon GPS services, including most of the Company's competitors. Based upon information obtained from the U.S. government, this system was remediated during early

                                    -18-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS CONTINUED


1999. The Company is not aware of any contingency system that its GPS receivers can utilize if the government's GPS remediation efforts were somehow unsuccessful. A failure to correct the Y2K problems of this equipment could have a material adverse impact on the Company's results of operations.

    Western Geophysical uses a seismic acquisition synchronizer as part of its marine seismic acquisition services. This product was not Y2K compliant, and its noncompliance would have had a material impact on the Company's marine seismic acquisition revenues if not corrected. The Company has completed an upgrade remediation plan for this equipment.

    Baker Process is implementing a new business application system to replace its existing systems, which are not Y2K compliant. This system includes financial, purchasing, inventory management, and manufacturing functionality. The Company expects Baker Process to complete the implementation of the new system by late 1999.

    The Baker Process operating division provides mechanical equipment that, in some cases, has been customized at the request of the customer to include control panels and circuit boards. The Company obtained these control panels and circuit boards from third-party vendors at the request of various customers. The Company is researching the Y2K compliance status of these boards. This status is often dependent upon the purchase date and serial number of the product. The warranties from the Company or its subcontractors have, in many instances, lapsed with respect to these panels and circuit boards. The Company expects to have completed its investigation of these systems by mid 1999. Pending the results of this evaluation, there could be a material noncompliance issue with these products.

    Baker Petrolite operates a MSDS authoring and label creation software system that is not Y2K compliant. Baker Petrolite expects to replace this system by August 1999 and has developed a contingency plan if the system is not replaced.

    Baker Petrolite operates a system that controls treater truck scheduling and customer invoicing. This system is not Y2K compliant. Baker Petrolite expects to complete remediation of this system by July 1999.

EURO CONVERSION

    A single European currency ("the Euro") was introduced on January 1, 1999, at which time the conversion rates between legacy currencies and the Euro were set for 11 participating member countries. However, the legacy currencies in those countries will continue to be used as legal tender through January 1, 2002. Thereafter, the legacy currencies will be canceled, and Euro bills and coins will be used in the 11 participating countries.





                                    -19-
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS CONTINUED


    Transition to the Euro creates a number of issues for the Company. Business issues that must be addressed include pricing policies and ensuring the continuity of business and financial contracts. Finance and accounting issues include the conversion of accounting systems, statutory records, tax books and payroll systems to the Euro, as well as conversion of bank accounts and other treasury and cash management activities.

    The Company is assessing and addressing these transition issues. The Company does not presently anticipate that the transition to the Euro will have a significant impact on its results of operations, financial position or cash flows.

    The word "anticipate" is intended to identify a Forward-Looking Statement in "Euro Conversion." Baker Hughes' anticipation regarding the lack of significance of the Euro introduction on Baker Hughes' operations is only its forecast regarding this matter. This forecast may be substantially different from actual results, which are affected by factors substantially similar to those described in "Year 2000 Issue - Forward-Looking Statements Regarding the Year 2000 Issue" above.




































                                    -20-
                        PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            (3)(ii) Bylaws as amended on April 28, 1999
            (27) Financial Data Schedule

        (b) Reports on Form 8-K:

            None.






































                                    -21-
                                 SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       BAKER HUGHES INCORPORATED
                                              (Registrant)



Date:  May 14, 1999                    By  /s/LAWRENCE O'DONNELL, III
                                       ------------------------------------
                                         Vice President and General Counsel



Date:  May 14, 1999                    By  /s/JAMES W. HARRIS
                                       ------------------------------------
                                         Vice President, Tax and Controller



































                                    -22-