Form 10-K/A
period 1998-12-31
BAKER HUGHES INC
filed 1999-07-19
CIK 808362

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------
                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 ---------------

                          COMMISSION FILE NUMBER 1-9397

                                 ---------------

                            BAKER HUGHES INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)

              DELAWARE                                 76-0207995
    (State or Other Jurisdiction          (I.R.S. Employer Identification No.)
  of Incorporation or Organization)

      3900 ESSEX LANE, HOUSTON,
                TEXAS                                  77027-5177
   (Address of Principal Executive                     (Zip Code)
              Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 439-8600

                                 ---------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                     ON WHICH REGISTERED
     Common Stock, $1 Par Value                New York Stock Exchange
                                                  Pacific Exchange
                                                   Swiss Exchange

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                 ---------------

         At July 2, 1999, the registrant had outstanding 327,735,400 shares of Common Stock, $1 par value. The aggregate market value of the Common Stock on such date (based on the closing price on the New York Stock Exchange) held by nonaffiliates was approximately $10.7 billion.

===============================================================================

         Baker Hughes Incorporated ("Baker Hughes" or the "Company") hereby amends Items 3, 7, 7A and 8 of its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (SEC File No. 1-9397) (the "10-K") to read in their entirety as follows:

ITEM 3.           LEGAL PROCEEDINGS

         The Company is sometimes named as a defendant in litigation relating to the products and services it provides. The Company insures against these risks to the extent deemed prudent by its management, but no assurance can be given that the nature and amount of such insurance will in every case fully indemnify the Company against liabilities arising out of pending and future legal proceedings relating to its business activities. However, the Company is not a party to any legal proceedings, the probable outcome of which, in the opinion of the Company's management, would have a material adverse effect on the consolidated financial condition of the Company.

         See also "Item 1. Business--Environmental Matters."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements of Baker Hughes for the year ended December 31, 1998, the three months ended December 31, 1997 and for the years ended September 30, 1997 and 1996 and the related notes to consolidated financial statements.

FORWARD-LOOKING STATEMENTS

         MD&A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (each a "Forward-Looking Statement"). The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "forecasts," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. No assurance can be given that actual results may not differ materially from those in the forward-looking statements herein for reasons including the effects of competition, the level of petroleum industry exploration and production expenditures, world economic conditions, prices of, and the demand for, crude oil and natural gas, drilling activity, weather, the legislative environment in the United States and other countries, OPEC policy, conflict in the Middle East and other major petroleum producing or consuming regions, the development of technology that lowers overall finding and development costs and the condition of the capital and equity markets.

         Baker Hughes' expectations regarding its level of capital expenditures and its capital expenditures on Project Renaissance described in "Investing Activities" below are only its forecasts regarding these matters. In addition to the factors described in the previous paragraph and in "Business Environment," these forecasts may be substantially different from actual results, which are affected by the following factors: the accuracy of the Company's estimates regarding its spending requirements, regulatory, legal and contractual impediments to spending reduction measures; the occurrence of any unanticipated acquisition or research and development opportunities; changes in the Company's strategic direction; and the need to replace any unanticipated losses in capital assets.

CHANGE IN YEAR-END

         On August 27, 1998, the Board of Directors of Baker Hughes approved a change in the fiscal year end of the Company from September 30 to December 31, effective with the calendar year beginning January 1, 1998. A three-month transition period from October 1, 1997 through December 31, 1997 (the "Transition Period") precedes the start of the 1998 fiscal year. "1997" and "1996" refer to the respective years ended September 30, the Transition Period refers to the three months ended December 31, 1997, and "1998" refers to the twelve months ended December 31, 1998.

MERGER

         On August 10, 1998, Baker Hughes completed a merger ("the Merger") with Western Atlas Inc. ("Western Atlas") by issuing 148.6 million shares of its common stock for all of the outstanding common stock of Western Atlas.

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

         The Merger was accounted for as a pooling of interests and, accordingly, all prior period consolidated financial statements of Baker Hughes have been restated to include the results of operations, financial position and cash flows of Western Atlas. Information concerning common stock, employee stock plans and per share data has been restated on an equivalent share basis. The consolidated financial statements as of September 30, 1997 and for each of the two years in the period ended September 30, 1997 include Baker Hughes' previous September 30 fiscal year amounts and Western Atlas' December 31 calendar year amounts for the respective fiscal years of Baker Hughes. Consolidated financial statements for the three months ended December 31, 1997 include amounts for Baker Hughes and Western Atlas for the three months ended December 31, 1997. As a result, Western Atlas' results of operations for the three months ended December 31, 1997 are included in both the consolidated financial statements for the year ended September 30, 1997 and for the three months ended December 31, 1997.

BUSINESS ENVIRONMENT

         The Company is primarily engaged in the oilfield service industry. Oilfield operations generated more than 90 percent of the Company's consolidated revenues in 1998, the Transition Period, 1997 and 1996 and currently consists of eight business units--Baker Atlas, Baker Hughes INTEQ, Baker Oil Tools, Baker Petrolite, Centrilift, E&P Solutions, Hughes Christensen and Western Geophysical--that manufacture and sell equipment and provide related services used in the drilling, completion, production, and maintenance of oil and gas wells and in reservoir measurement and evaluation. The business environment for the Company and its corresponding operating results are affected significantly by the petroleum industry exploration and production expenditures. These expenditures are influenced strongly by oil company expectations about the supply and demand for crude oil and natural gas, energy prices, and finding and development costs. Petroleum supply and demand, pricing, and finding and development costs, in turn, are influenced by numerous factors including, but not limited to, those described above in "Forward-Looking Statements."

         Four key factors that currently influence the worldwide crude oil market and therefore current and future expenditures for exploration and development by our customers are:

o The degree to which certain large producing countries, in particular Saudi Arabia and Venezuela, are willing and able to restrict production and exports of crude oil.

o        The increasing rate of depletion of known hydrocarbon reserves.
         Technological advances are resulting in accelerated decline rates and shorter well lives. In general, accelerated decline rates require additional customer spending to hold production levels.

o The level of economic growth in certain key areas of the world, particularly developing Asia, where the correlation between energy demand and economic growth is particularly strong.

o         The amount of crude oil in storage relative to historic levels.

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

         Price Volatility: Changes in hydrocarbon markets create uncertainty in the future price of hydrocarbons and therefore create uncertainty about the aggregate level of customer spending. Multiyear projects, such as deepwater exploration and drilling, are the least likely to be impacted by price volatility. Projects with relatively short payback periods or low profit margins, such as workover activity or the extraction of heavy oil, are more likely to be impacted.

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

OIL AND GAS PRICES

                                                        Transition
                                           1998           Period           1997           1996
                                      -------------- ----------------- ------------- --------------
West Texas Intermediate
  Crude  ($/bbl)                           14.41           20.02           21.83          20.51
U.S. Spot
  Natural Gas ($/mcf)                       2.01            2.72            2.47           2.21

         Crude oil prices experienced record low levels in 1998, trading below $15/bbl for most of the year and averaging only $14.41/bbl--the lowest yearly average recorded since 1983 and down over 30 percent from year-ago levels. Prices were lower due to increased supply from renewed Iraqi exports, increased OPEC and non-OPEC production, higher inventories (particularly in North America) and a simultaneous slowing of demand growth due to the Asian economic downturn and a generally warmer than normal winter. U.S. natural gas weakened in 1998 compared to the prior year periods, also due to the abnormally warm winter weather.

ROTARY RIG COUNT

                                  Transition
                          1998      Period      1997       1996
                        --------   --------   --------   --------
U.S.-Land                    703        873        788        652
U.S.-Offshore                123        125        118        107
Canada                       259        448        340        247
                        --------   --------   --------   --------
  North America            1,085      1,446      1,246      1,006
                        --------   --------   --------   --------
Latin America                243        280        277        279
North Sea                     52         55         58         53
Other Europe                  46         56         57         69
Africa                        74         75         80         76
Middle East                  166        165        150        138
Asia Pacific                 173        173        181        173
                        --------   --------   --------   --------
  International              754        804        803        788
                        --------   --------   --------   --------
Worldwide                  1,839      2,250      2,049      1,794
                        --------   --------   --------   --------
U.S. Workover              1,088      1,427      1,412      1,306

         Generally, as oil prices decline, customer expectations about earnings from oil and customer expenditures to explore for or produce oil and gas decline. These expenditures include decreased spending on the use of oil and gas rigs. Accordingly, large reductions in rig count generally correspond to reductions in customer spending, which, in turn, correspond to decreased activity levels and decreased revenues to the Company. The reverse is generally true for increases in rig count. Marginal reductions or increases in rig count may or may not have a significant impact on revenues. There is often a lag between increases or decreases in rig count on customer activity levels and the impact on the Company's revenues.

OUTLOOK

         The factors discussed above resulted in historically high inventory levels and lower oil prices by the end of 1998. Oil prices that had ranged from $18-$26/bbl in 1997 fell to $15-$18/bbl in the first part of 1998. At the end of

1998 oil prices were trading between $10-$13/bbl. In response to lower oil prices and expectations for continued low oil prices in 1999, oil companies cut upstream capital spending particularly in the second half of 1998.

         Baker Hughes expects oil prices to remain at relatively low levels throughout 1999, strengthening modestly from current levels towards the latter part of 1999. As a result, 1999 oil company capital spending is expected to decline approximately 25-30 percent from 1998 spending levels. Cuts in upstream capital spending were more significant in North and South America than in the Eastern Hemisphere in 1998. The Company expects customer spending in the Eastern Hemisphere to be reduced more significantly in 1999. Customer spending is expected to decline sequentially during the first two quarters of 1999 before stabilizing in the second half of the year.

DISCONTINUED OPERATIONS

         On October 31, 1997, Western Atlas distributed all the shares of UNOVA, Inc. ("UNOVA"), its then wholly owned industrial automation systems subsidiary, as a stock dividend to its shareholders (the "Spin-off"). The operations of UNOVA for the Transition Period, 1997 and 1996 are classified as discontinued operations in the Company's consolidated financial statements. For periods prior to the Spin-off, cash, debt, and the related net interest expense were allocated based on the capital needs of UNOVA's operations. All corporate general and administrative costs of the Company are included in continuing operations and no allocation was made to UNOVA for any of the periods presented.

         The UNOVA results of operations for 1997 include a $203.0 million charge for acquired in-process research and development activities related to UNOVA's acquisition of Norand Corporation and United Barcode Industries in April 1997.

ACQUISITIONS

         In addition to the acquisitions discussed below, the Company made several acquisitions to expand its technology base and to increase its presence in key geographic areas. None of these acquisitions individually or in the aggregate are material to the Company's consolidated financial statements.

1998

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

1997

         In July 1997, the Company completed the acquisition of Petrolite Corporation ("Petrolite"). Baker Hughes issued 19.3 million shares of its common stock having an aggregate value of $730.2 million. Additionally, the Company assumed Petrolite's outstanding vested and unvested employee stock options which had a fair market value of $21.0 million, resulting in total consideration of $751.2 million. The Company recorded an unusual charge of $35.5 million related to the combination of Petrolite with Baker Performance Chemicals, the Company's existing oilfield and industrial chemicals operations, forming Baker Petrolite, a leading provider of oilfield chemicals in the major oilfield markets.

         Also in July 1997, the Company acquired Drilex International Inc. ("Drilex"), a provider of products and services used in the directional and horizontal drilling and workover of oil and gas wells, for 2.7 million shares of the Company's common stock. The acquisition of Drilex, which has been combined with the operations of Baker Hughes INTEQ, provides the Company with an increased presence in the U.S. land directional and horizontal drilling market. In connection with the acquisition of Drilex, the Company recorded an unusual charge of $7.1 million related to transaction and other one-time costs.

RESULTS OF OPERATIONS

REVENUES

         Revenues for 1998 were $6,311.9 million, an increase of 18.1 percent over 1997 revenues of $5,343.6 million. The increase was due, in part, to acquisitions in 1998 and in the latter part of 1997, offset by activity level declines as rig counts in 1998 fell 12.9 percent in North America and 6.1 percent outside North America when compared to 1997. These activity declines were brought about by the significant drop in the price of oil and natural gas in the second half of 1998 and the resultant decrease in customer spending. Approximately 65 percent of the Company's revenues were derived from international activities in 1998 and 1997.

         Quarterly revenues peaked in the June 1998 quarter at $1,659.7 million and declined $240.5 million, or 14.5 percent, to $1,419.2 million by the December 1998 quarter. The impact on the Company's business was most dramatic in North America land-based activity and in Venezuela. Excluding acquisitions, Western Geophysical is the only division that reported revenue increases in the second half of 1998 as it benefited from strong licensing sales of multiclient seismic data, where customer spending has been less impacted by fluctuations in oil prices. The Company expects revenues in the March 1999 quarter to be lower than the revenues reported for the December 1998 quarter.

         Revenues for the three months ended December 31, 1997 were $1,572.9 million, an increase of 30.4 percent over revenues for the three months ended December 31, 1996 of $1,206.7 million. The revenue improvement resulted from higher activity levels as the worldwide rig count increased 14.7 percent.

         Revenues for 1997 were $5,343.6 million, an increase of 20.2 percent over 1996 revenues of $4,445.8 million. Revenue from 1997 acquisitions contributed $218.7 million of the revenue improvement in 1997. Revenue growth in 1997 outpaced the 14.2 percent increase in the worldwide rig count. In particular, revenues in Venezuela increased $136.2 million, or 55.2 percent in 1997 when compared to 1996, as that country continued to work towards its then-stated goal of significantly increasing production.

GROSS MARGIN

         Gross margins for 1998, the Transition Period, 1997 and 1996, were 25.4 percent, 33.5 percent, 31.2 percent and 31.1 percent, respectively. The decrease in 1998 is due primarily to other nonrecurring charges recorded in costs of revenues of $305.0 million as discussed in "Unusual and Other Nonrecurring Charges," manufacturing under-absorption and pricing pressure experienced during the last half of 1998. The increases in the Transition Period, 1997 and 1996 resulted primarily from higher incremental gross profit on increasing revenues, changes in the revenue mix and continued emphasis on productivity and cost improvements.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative ("SG&A") expense as a percent of consolidated revenues for 1998, the Transition Period, 1997 and 1996, were 20.6 percent, 20.6 percent, 19.4 percent and 20.0 percent, respectively. In 1998, other nonrecurring charges totaling $68.7 million were recorded in SG&A, offset by cost reduction efforts taken in the September and December 1998 quarters. In 1997, SG&A expense as a percent of consolidated revenues declined compared to 1996 due to foreign exchange gains incurred in 1997 compared to foreign exchange losses incurred in 1996 offset by higher marketing costs due to increased activity levels.

MERGER RELATED CHARGES

         In connection with the Merger, in 1998 the Company recorded Merger related costs of $219.1 million. The categories of costs incurred, the actual cash payments made in 1998 and the accrued balances at December 31, 1998 are summarized below:

                                                          Accrued
                                              Amounts   Balance at
                                              paid in   December 31,
                                   Total       1998        1998
                                 ---------   ---------   ---------
Cash costs
  Transaction costs              $    51.5   $    46.9   $     4.6
  Employee costs                      87.7        66.7        21.0
  Other Merger
   integration costs                  21.7         9.8        11.9
                                 ---------   ---------   ---------
Subtotal cash cost                   160.9   $   123.4   $    37.5
                                             =========   =========
Noncash                               58.2
                                 ---------
Total                            $   219.1
                                 =========

         Transaction costs of $51.5 million include banking, legal and printing fees and other costs directly related to the Merger. The Company had contracted for and incurred most of the cost of the services for the remaining accrual; however, such amounts had not been paid. The Company expects that all amounts accrued for transaction costs will be paid by June 30, 1999.

         Employee-related costs of $87.7 million consist of payments made to certain officers of Western Atlas and Baker Hughes pursuant to change in control provisions and severance benefits paid to terminated employees whose responsibilities were deemed redundant as a result of the Merger. Accrued employee costs, other than retirement benefits, at December 31, 1998 of $12.8 million are scheduled to be paid to the employees upon leaving the Company during the first quarter of 1999. The remaining accrued employee costs at December 31, 1998 of $8.2 million represent retirement benefits of certain employees that will be paid, in accordance with the terms of the agreements, over the lives of the covered employees.

         Other integration costs include the costs of changing legal registrations in various jurisdictions, terminating a joint venture as a result of the Merger, changing signs and logos at the Company's major facilities around the world, and other integration costs. The Company expects that the remaining balance of $11.9 million for other integration costs will be paid by June 30, 1999.

         The noncash charge of $58.2 million consists of a charge of $45.3 million related to the triggering of change of control rights contained in certain Western Atlas employee stock option plans that were not converted to Baker Hughes options concurrent with the Merger; a charge of $3.9 million for the issuance of the Company's common stock pursuant to certain stock plans as a result of the change in control; and a $9.0 million charge recorded to write-off the carrying value of a product line that was discontinued as a result of the Merger.

UNUSUAL AND OTHER NONRECURRING CHARGES

1998

         The Company had experienced high growth levels for its products and services from 1994 through the second quarter of 1998. During the third and fourth quarters of 1998, the Company experienced a decline in demand for its products and services as a result of a significant decrease in the price of oil and natural gas. The decline in customer demand materialized quickly from the previous high growth rates. As a result of this sharp decline in demand and to adjust to the lower level of activity, the Company assessed its overall operations and recorded charges of $549.0 million in the September quarter and $40.5 million in the December quarter as summarized below:

                                                                                              Accrued
                                                                                Amounts      Balance at
                                                                                paid in     December 31,
                                                                   TOTAL         1998          1998
                                                                 ---------     ---------     ---------
Cash charges:
  Severance for approximately 5,300 employees ..............     $    64.3     $    26.6     $    37.7
  Integration costs, abandoned leases and other
   contractual obligations .................................          40.0          14.7          25.3
  Environmental reserves ...................................           8.8           4.3           4.5
  Other cash costs (includes litigation reserves) ..........          21.4
                                                                 ---------
                                                                                     4.7          16.7
                                                                               ---------     ---------
     Subtotal cash charges .................................         134.5     $    50.3     $    84.2
                                                                 ---------     =========     =========
Noncash charges - write-down of:
     Inventory and rental tools ............................         173.2
     PetroAlliance Services Company Limited ................          83.2
     Property and other assets .............................          80.1
     Oil and gas properties (ceiling-test) .................          69.3
     Intangible assets .....................................          21.5
     Real estate held for sale .............................          17.0
     Investments in affiliates .............................          10.7
                                                                 ---------
        Subtotal noncash charges ...........................         455.0
                                                                 ---------
Total cash and noncash charges .............................     $   589.5
                                                                 =========


         The table set forth below is a reconciliation of the above charges in the cash and non-cash tables to the following captions of the consolidated statement of operations (in millions):

                                                                           SELLING,
                                           TOTAL           COST OF        GENERAL AND         UNUSUAL
CASH CHARGES:                              CHARGE          REVENUES      ADMINISTRATIVE       CHARGE
-------------                           ------------     ------------    --------------    ------------
Severance .........................     $       64.3                                       $       64.3
Integration costs, abandoned
   leases, etc ....................             40.0                                               40.0
Environmental reserves ............              8.8     $        8.8
Other cash costs ..................             21.4             11.3     $       10.1
                                        ------------     ------------     ------------     ------------
    Subtotal cash charges .........            134.5             20.1             10.1            104.3
                                        ------------     ------------     ------------     ------------
NONCASH CHARGES:
----------------
Inventory and rental tools ........            173.2            173.2
PetroAlliance Services Company
   Limited ........................             83.2             32.7             50.5
Property and other assets .........             80.1             67.3                              12.8
Oil and gas properties
   (ceiling test) .................             69.3                                               69.3
Intangible assets .................             21.5             11.7              5.3              4.5
Real estate held for sale .........             17.0                                               17.0
Investments in affiliates .........             10.7                               2.8              7.9
                                        ------------     ------------     ------------     ------------
    Subtotal noncash charges ......            455.0            284.9             58.6            111.5
                                        ------------     ------------     ------------     ------------
Total cash and noncash charges ....     $      589.5     $      305.0     $       68.7     $      215.8
                                        ============     ============     ============     ============

         The amount accrued for severance is based upon the Company's written severance policy and the positions eliminated. The accrued severance does not include any portion of the employees' salaries through their severance dates. Based upon current severance dates, the Company expects that of the accrued severance remaining at December 31, 1998, $27.0 million will be paid during the first quarter of 1999 and the remaining $10.7 million will be paid during the second quarter of 1999 when the employees leave the Company.

         The Company accrued $40.0 million to combine operations and consolidate facilities. Such accrual includes costs to settle leases on idled facilities based upon lease agreements; to shut-down oil and gas operations in certain countries based upon management's decision to abandon operations; to terminate a rig contract based upon the terms of the agreement; and other collocation costs based upon the estimated exit costs for approved plans. The accrual does not include any portion of the costs before actual abandonment of the facilities or ceasing of the operations. The Company expects to spend approximately $9.4 million of the accrued balance as of December 31, 1998 during the first quarter of 1999 and, except for amounts payable under terms of leases and other contracts, the remaining amounts accrued will be paid during the remainder of 1999.

         The impairment of inventory and rental tool assets of $173.2 million impacted virtually all operating divisions and was due to advances in technology that have obsoleted certain product lines, as well as a decline in market demand that has resulted in an excess supply of certain products. The product lines most affected were completion products, drilling and evaluation systems and tools, tricone and diamond drill bits, and filtration systems. Much of the obsolete and excess inventory will be scrapped and has been written off completely. The remaining assets have been written down to their estimated value based on the Company's inventory and rental tool obsolescence policy.

     In the third quarter of 1998, the Company recorded an $83.2 million write-down of PetroAlliance Services Company Limited ("PAS"), a former consolidated joint venture operating in the former Soviet Union. In the fourth quarter of 1997, the price of oil began to decline. This decline in connection with deteriorating political and economic conditions in Russia adversely affected PAS' business in Russia. It also adversely affected PAS' business in other areas of the former Soviet Union that are closely aligned with the Russian economy. PAS suffered significant operating losses in the second, third and fourth quarters of 1998. Revenues of approximately $50.0 million and a net operating loss of approximately $11.0 million were included in the Company's consolidated statement of operations. Due to the continued deterioration of the economy in Russia and other former Soviet Union countries, PAS' continued losses and the prospect that this situation would likely continue, the Company's interest in PAS was written down. For this reason, the Company desired to dispose of its interest in this business.

     The write-down of the joint venture was based upon the Company's estimated value of assets ultimately received in consideration of the sale of the PAS investment in November 1998. The Company received as consideration for the sale of PAS a seismic vessel, other seismic and well-logging assets, certain PAS assets in Kazakhstan and Turkmenistan, certain customer receivables and a $33.0 million note from the purchasers. The write-down included $10.7 million for equipment, $22.0 million of goodwill, and $50.5 million of net current assets.

         The impairment of property and other assets of $80.1 million includes an $18.1 million write-down to reduce the carrying value of a portion of the Company's drilling equipment; a $12.6 million write-off of obsolete solid and oil-filled streamer sections used on seismic vessels; a $14.9 million write-down of surplus well-logging equipment; a $9.5 million write-off of prepaid royalties on an abandoned product line; and $25.0 million of assets written down to fair market value. The write-down of these assets was determined based on internally developed valuations using a variety of methods.

         A $69.3 million charge was taken in the third quarter of 1998 related to the Company's oil and gas properties. This charge consisted of $25.8 million related to properties in the United States and $7.7 million related to properties in Argentina and resulted from depressed oil and gas prices and reduced future exploration capital expenditures. The remaining $35.8 million resulted from the write-off of unproven reserves in other foreign jurisdictions in which management of the Company plans to reduce the amount of future exploration capital.

         The write-off of intangible assets of $21.5 million includes $2.7 million for capitalized software costs for product lines abandoned as a result of recent acquisitions; $5.3 million for capitalized development costs for software systems that are being replaced by the Company's implementation of SAP R/3; and $13.5 million for goodwill associated with a discontinued business and a subsidiary held for sale.

         The write-down of real estate held for sale of $17.0 million is for a specific property and the charge reduces the carrying value to the property's appraised value.

         The $10.7 million charge is to write-off investments in joint ventures in both Russia and Indonesia and also includes a loss on the sale of Tracor Europa, a discontinued subsidiary.

1997

         During 1997, the Company recorded unusual charges of $52.1 million. This included charges in connection with the acquisitions of Petrolite and Drilex of $35.5 million and $7.1 million, respectively, to combine the acquired operations with those of the Company. An additional $9.5 million charge was recorded as a result of the decision to discontinue a low margin, oilfield product line in Latin America and to sell the Tracor Europa subsidiary, a computer peripherals operation. This resulted in a write-down of the investment in Tracor Europa to net realizable value. Cash provisions of the unusual charge totaled $19.4 million. The Company spent $5.5 million during 1997 and $1.6 million during the Transition Period. The Company spent substantially all of the remaining $12.3 million in 1998. Such expenditures relate to specific plans and clearly defined actions and were funded from operations and available credit facilities.

1996

         During 1996, the Company recorded an unusual charge of $39.6 million. The charge consisted of the write-off of $8.5 million of oilfield operations patents that no longer protected commercially significant technology, a $5.0 million impairment of a Latin America joint venture due to changing market conditions in the region in which it operates, restructuring charges totaling $24.1 million, and $2.0 million of other charges. The restructuring charges included the downsizing of Baker Hughes INTEQ's Singapore and Paris operations, a reorganization of EIMCO Process Equipment's Italian operations, and the consolidation of certain Baker Oil Tools manufacturing operations. Noncash provisions of the charge totaled $25.3 million and consisted primarily of the write-down of assets to net realizable value. The remaining $14.3 million of the charge represents expected cash expenditures related to severance under existing benefit arrangements, abandoned leases, and the relocation of people and equipment. The Company spent $4.2 million of the cash during 1996, $6.3 million during 1997 and the remaining $3.8 million during the Transition Period.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

         The acquisition of Petrolite in 1997 was accounted for as a purchase. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair market values at the date of the acquisition. Management of the Company is responsible for estimating the fair value of the purchased in-process research and development. In accordance with generally accepted accounting principles, the $118.0 million allocated to in-process research and development has been recorded as a charge in the consolidated statement of operations as of the acquisition date because the technological feasibility of the projects in-process had not been established and there was no alternative future use at that date.

         There were 26 individual research and development projects that were in development at the time of the acquisition that were classified as in-process research and development. A total of $126.0 million was allocated to Petrolite's existing technology that had an original estimated useful life of 30 years. This technology, used primarily in energy- related industries, is embedded in various products of Petrolite designed to inhibit corrosion and scale formation, aid in the oil and water separation process and enhance the performance, through the use of chemical additives, of the process industry. The products under development were valued using a discounted cash flow analysis at a 14 percent discount factor. The cash flows were projected for a 20-year period and included additional research and development and capital expenditures required to complete the projects. The gross margins used for these products were generally consistent with those of other chemical products sold by the Company. The 14 percent discount factor used considered the time value of money, inflation and the risk inherent in the projects under development. In aggregate, the remaining completion costs for these products were projected to exceed $7.2 million with completion periods varying from 90 days to two years. Significant cash inflows from these products in total were expected to commence during 1999. During 1998, 16 of these products generated commercial sales of approximately $8.0 million of revenue in 1998, five had product sales on a trial basis only, and five were determined not to be viable products.

         There are risks associated with the projects that may prevent them from becoming viable products that generate revenues. These risks include, but are not limited to, the successful development of the underlying technology and the ability to economically produce a product in commercial quantities. In addition, the factors described above in "Forward-Looking Statements" and "Business Environment" create uncertainty that demand for the products utilizing this yet to be developed technology will exist.

INTEREST EXPENSE

         Interest expense in 1998 increased $57.6 million compared to 1997. Interest expense in 1997 increased $3.5 million compared to 1996. These increases were due to higher debt levels that funded acquisitions, capital expenditures, and working capital.

SPIN-OFF RELATED COSTS

         Costs related to the Spin-off of UNOVA of $8.4 million were charged to continuing operations during 1997.

GAIN ON SALE OF VARCO STOCK

         In May 1996, the Company sold 6.3 million shares of Varco International, Inc. ("Varco") common stock, representing its entire investment in Varco. The Company received net proceeds of $95.5 million and recognized a pretax gain of $44.3 million. The Company's investment in Varco was accounted for using the equity method. Equity income included in the Consolidated Statement of Operations for 1996 was $1.8 million.

INCOME TAXES

         A significant portion of the Merger related costs and the unusual and other nonrecurring charges recorded in 1998 are not deductible for tax purposes in any jurisdiction. In addition, the Company operates in certain jurisdictions that assess tax on a deemed profit or turnover basis. As a result, the Company provided $16.3 million of income taxes on the net loss of $297.4 million in 1998. The effective tax rates before Merger and acquisition related costs, Spin-off related costs, unusual, and other nonrecurring items were 35.5 percent, 37.9 percent, 35.2 percent and 40.0 percent for the periods ended December 31, 1998, December 31, 1997, September 30, 1997 and September 30, 1996, respectively.

CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

         Net cash inflows from operating activities of continuing operations were $809.7 million, $141.1 million, $713.5 million and $636.6 million in 1998, the Transition Period, 1997 and 1996, respectively. The increase in operating cash flow in each successive period resulted from the increasing business levels from period to period.

INVESTING ACTIVITIES

         Net cash outflows from investing activities of continuing operations were $1,675.8 million in 1998, $319.2 million in the Transition Period, $971.8 million in 1997 and $485.4 million in 1996.

         Property additions in 1998 increased as the Company added capacity to meet increased market demand and due to an increase in the acquisition of multiclient seismic data. In light of the more recent activity decline, the Company reviewed significant capital projects and currently expects 1999 capital expenditures to be approximately $600.0 million (excluding acquisitions), a significant reduction from 1998 capital spending. Funds provided from operations and outstanding lines of credit are expected to be adequate to meet future capital expenditure requirements.

         Proceeds from the disposal of assets generated $100.0 million in 1998, $20.5 million in the Transition Period, $66.3 million in 1997 and $98.3 million in 1996.

         The Company obtained $68.7 million of cash from the two stock acquisitions of Petrolite Corporation and Drilex that occurred in 1997. In July 1997, the Company sold all of the marketable securities it obtained from Wm. S. Barnickel & Company in association with the Petrolite acquisition for $48.5 million. In May 1996, the Company sold its entire investment in Varco receiving net proceeds of $95.5 million.

         In 1998 the Company used short-term borrowings to purchase various businesses including WEDGE for $218.4 million, net of cash acquired, 3-D for $117.5 million and Western Rock Bit for $31.4 million. In the Transition Period, the Company used short-term borrowings to purchase various businesses, including Oilfield Dynamics Inc. for $34.2 million. In 1997, the Company used existing cash on hand and short-term borrowings to purchase various businesses, including Environmental Technology Divisions of Deutz AG for $52.2 million, net of cash acquired. In 1996, the Company acquired Vortoil Separation Systems and KTM Process Equipment Inc. for a total of $32.7 million, net of cash acquired.

         During the June 1997 quarter, the Company began a multi-year initiative designed to develop and implement an enterprise- wide software system. The initiative, named "Project Renaissance," will utilize SAP R/3 as its software platform across the entire Company and is expected to cost in excess of $300 million over a four-year period.

         The words "expected" and "expects" are intended to identify Forward-Looking Statements in "Investing Activities." See "Forward-Looking Statements" and "Business Environment" above for a description of risk factors related to these Forward-Looking Statements.

FINANCING ACTIVITIES

         Net cash inflows (outflows) from financing activities of continuing operations were $838.6 million, $173.7 million, $462.3 million and ($133.9) million in 1998, the Transition Period, 1997 and 1996, respectively.

         Total debt outstanding at December 31, 1998 was $2,770.7 million, compared to $1,782.6 million at December 31, 1997 and $1,589.5 million and $1,179.1 million at September 30, 1997 and 1996, respectively. The increase in debt is primarily due to increased borrowings from commercial paper and revolving credit facilities that funded acquisitions, capital expenditures and increases in working capital. The debt-to-equity ratio was 0.87 at December 31, 1998 compared to 0.51 at December 31, 1997.

         Cash dividends in 1998 increased due to the increase in the number of shares of common stock outstanding. On an annualized basis the cash dividend of $0.46 per share of common stock will require approximately $150.0 million of cash which compares to an annual requirement of approximately $80.0 million before the Merger.

         At December 31, 1998, the Company had $2,237.4 million of credit facilities with commercial banks, of which $1,000.0 million was committed. These facilities are subject to normal banking terms and conditions that do not significantly restrict the Company's activities.

         Subsequent to December 31, 1998, the Company issued $400 million of
6.875 percent Notes due January 2029, $325 million of 6.25 percent Notes due January 2009, $200 million 6.0 percent Notes due February 2009 and $100 million of 5.8 percent Notes due 2003 with effective interest rates of 7.07 percent,
6.36 percent, 6.09 percent and 6.01 percent, respectively. The proceeds were used to repay current portions of long-term debt, commercial paper, and other short-term borrowings.

         The Company expects that net borrowings in 1999 will be significantly lower than in 1998 because capital expenditures are estimated to be approximately $600 million in 1999 as compared to $1,318.2 million in 1998. Additionally, the Company does not anticipate being active in the acquisition of businesses in 1999; such activity used $457.6 million in 1998, which was funded through borrowings.

         The words "expects," "estimated" and "anticipate" are intended to identify Forward-Looking Statements in "Financing Activities." See "Forward-Looking Statements" and "Business Environment" above for a description of risk factors related to these Forward-Looking Statements.

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

QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

         The Company is exposed to certain market risks that are inherent in the Company's financial instruments arising from transactions that are entered into in the normal course of business. The Company may enter into derivative financial instrument transactions to manage or reduce market risk; that is, the Company does not enter into derivative financial instrument transactions for speculative purposes. A discussion of the Company's primary market risk exposure in financial instruments is presented below.

LONG-TERM DEBT

         The Company is subject to interest rate risk on its long-term fixed interest rate debt. Commercial paper borrowings, other short-term borrowings and variable rate long-term debt do not give rise to significant interest rate risk because these borrowings have maturities of less than three months or have variable interest rates. All other things being equal, the fair market value of debt with a fixed interest rate will increase, and the amount required to retire the debt today will increase, as interest rates fall and the fair market value will decrease as interest rates rise. This exposure to interest rate risk is managed by borrowing money that has a variable interest rate or using interest rate swaps to change fixed interest rate borrowings to variable interest rate borrowings. Generally, the Company desires to maintain between 45 percent and 65 percent of total borrowings at variable interest rates.

         The following table sets forth, as of December 31, 1998 and 1997, the Company's principal cash flows for its long-term debt obligations, which bear a fixed rate of interest and are denominated in U.S. dollars, and the related weighted average interest rates by expected maturity dates. Additionally, the table sets forth the notional amounts and weighted average interest rates of the Company's interest rate swaps by expected maturity.

                                1998           1999        2000            2001        2002       2003    Thereafter      Total
                             ----------     ----------  ----------      ----------  ---------- ---------- ----------    ----------

AS OF
DECEMBER 31, 1998:
Long-term debt (4) .........                $      152  $     95.1      $      1.5  $      9.2            $    885.1(1)  $ 1,142.9
 Weighted average
   interest rates ..........                      7.61%       8.55%           6.77%       6.77%                 6.10%         6.51%
Fixed to variable swaps (5)                             $     93.0
 Pay rate ..................                                  7.76%(2)
 Receive rate ..............                                  8.59%

AS OF
DECEMBER 31, 1997:

Long-term debt (4) ......... $     49.1     $    150.0  $     93.0                                        $    890.6(1)  $ 1,182.7

 Weighted average
   interest rates ..........       5.65%          7.73%       8.59%                                             6.11%         6.48%
Fixed to variable swaps (5)  $    230.5                 $     93.0
 Pay rate ..................       3.55%(3)                   7.82%(2)
 Receive rate ..............       3.50%                      8.59%



(1) Includes a zero-coupon instrument with an accreted value of $275.5 million and $265.7 million at December 31, 1998 and 1997, respectively.

(2) Six-month LIBOR plus 2 percent settled semi-annually, maturing in January 2000.

(3)      30-day commercial paper minus 1.96 percent settled at maturity in May
         1998.

(4) Fair value of long-term debt is $1,114.8 million and $1,257.9 million at December 31, 1998 and 1997, respectively.

(5) Fair value of the interest rate swaps is $1.6 million and $2.8 million at December 31, 1998 and 1997, respectively.

         Included in the table above in the "Thereafter" column is the Company's Liquid Yield Option Notes ("LYONS") which are convertible into Company common stock at the option of the holder. As such, the fair value of the LYONS is determined, in addition to changes in interest rates, by changes in the market price of the Company's common stock. Holding interest rates constant, a 20 percent decline in the market price of the Company's common stock would not cause the fair value of the LYONS at December 31, 1998 to decrease by a comparable percentage amount because the LYONS currently trade more like a debt instrument than an equity instrument. This occurs because the market price of the Company's common stock at December 31, 1998 of $17.625 was significantly below the LYONS conversion price of $38.88.

INVESTMENTS

         The Company's investment in common stock and common stock warrants of Tuboscope, Inc. ("Tuboscope") is subject to equity price risk as the common stock of Tuboscope is traded on the New York Stock Exchange. Warrants to buy shares of Tuboscope common stock derive their value, in part, from the market value of Tuboscope common stock. This investment is classified as available for sale and, consequently, is reflected in the consolidated statement of financial position at fair value with unrealized gains and losses reported as a separate component of comprehensive income within stockholders' equity. The Company has no current intention of acquiring more shares of, or disposing of its interest in, Tuboscope; however, the Company's intentions may change in light of facts and circumstances that may arise in future dealings in the marketplace or other events affecting Tuboscope or the Company.

         At December 31, 1998 and 1997, the fair value of the Company's investment in common stock and common stock warrants of Tuboscope was $26.9 million and $91.4 million, respectively. The Tuboscope common stock was valued at the closing price at December 31, 1998 and 1997, as reported on the New York Stock Exchange, and the warrants were valued using the Black-Scholes option-pricing model. No actions have been taken by the Company to hedge this market risk exposure. A 20 percent decline in the market price of Tuboscope common stock would cause the fair value of the investment in common stock and common stock warrants of Tuboscope to decrease $5.9 million at December 31, 1998.

FOREIGN CURRENCY

         The Company's operations are conducted around the world in a number of different currencies. As such, there is exposure to future earnings due to changes in foreign currency exchange rates when transactions are denominated in currencies other than the Company's functional currencies, which are the primary currencies in which the Company conducts its business in various jurisdictions. As a general rule, the Company hedges all or part of the future earnings exposure when it believes the risk of loss is greater than the cost of the associated hedge.

         At December 31, 1998 and 1997, the Company had Norwegian Krone denominated commitments of $81.4 million and $84.0 million, respectively, to purchase two seismic vessels. The Company entered into forward exchange contracts with notional amounts of $88.9 million as of December 31, 1998 and 1997 to hedge these commitments. At December 31, 1998, the fair market value of these contracts was $80.8 million resulting in an unrealized loss of $8.1 million. At December 31, 1997, the unrealized loss was not significant. Also at December 31, 1998, the Company had Australian Dollar denominated commitments of $32.6 million primarily related to a long-term equipment purchase commitment for which the Company entered into forward exchange contracts with notional amounts of $29.1 million to hedge the majority of this commitment. At December 31, 1998, the fair market value of these contracts was $30.2 million resulting in an unrealized gain of $1.1 million. The notional amounts are used to express the volume of these transactions and do not represent exposure to loss. The fair market value of these contracts was based on year end quoted market prices for contracts with similar terms and maturity dates. The carrying value of the contracts was not significant. Foreign currency gains and losses for such purchases are deferred and become part of the bases of the assets. The counterparties to the Company's forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis and, in management's opinion, present no significant credit risk to the Company. In the unlikely event that the counterparties fail to meet the terms of a foreign currency contract, the Company's exposure is limited to the foreign currency spot rate differential.

         Certain borrowings of the Company are denominated in currencies other than its functional currency. At December 31, 1998, these nonfunctional currency borrowings totaled $28.5 million where the primary exposure was between the U.S. Dollar and the British Pound. At December 31, 1997, the Company's nonfunctional currency short-term borrowings totaled $8.7 million where the primary exposure was between the U.S. Dollar and the French Franc. A 10 percent appreciation of the U.S. Dollar against these currencies would not have a significant effect on the future earnings of the Company.

YEAR 2000 ISSUE

FORWARD-LOOKING STATEMENTS REGARDING THE YEAR 2000 ISSUE

         The words "expect," "believe," "will," "estimate," "target" and similar expressions are intended to identify Forward-Looking Statements in "Year 2000 Issue." Although the Company expects that it will complete various phases of its Year 2000 Program Plan (the "Program Plan") as described below, including (without limitation) the specific remedial and corrective aspects of the program or the contingency plans described below, there can be no assurance that the Company will be successful in completing each and every aspect of the Program Plan and, if successful, within the expected schedules described below. Factors that could affect the Company's implementation of its Program Plan include unforeseen difficulties in remediating a specific problem due to the complexity of hardware and software, the inability of third parties to adequately address their own year 2000 issues, including vendors, contractors, financial institutions, U.S. and foreign governments and customers, the delay in completion of a phase of the Program Plan necessary to begin a later phase, the discovery of a greater number of hardware and software systems or technologies with material year 2000 issues than the Company presently anticipates, and the lack of alternatives that the Company previously believed existed.

OVERVIEW

         Many computer hardware and software products have not been engineered with internal calendars or date-processing logic capable of accommodating dates after December 31, 1999. In most cases, the problem is due to the hardware or software application storing the year as a two-digit field. In applications where this year 2000 ("Y2K") problem exists, the year 2000 will appear as 00, and current applications could interpret the year as 1900 or some other date rather than 2000. The same error may exist for years later than 2000 because the application cannot distinguish which century the date represents. These errors could negatively affect the Company's business application systems, manufacturing, engineering and process control systems, products sold to customers, equipment used in providing services, facilities equipment and information technology ("IT") infrastructure. Additionally, Y2K issues impacting suppliers and customers could have an indirect negative impact on the Company.

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

         The Company is currently completing an inventory of all hardware and software that the Company incorporates in its products or utilizes to support its operations or provide services to its customers. The Company is also determining whether the inventoried items have Y2K problems. If a Y2K problem exists, the Company will assess the risks associated with the problem.

         At December 31, 1998, the Company had inventoried well over half of its hardware and software. All inventories and assessments are in progress and expected to be substantially complete by mid-March. Since the inventory and assessment phase is still in progress, the Company could identify additional hardware and software that has Y2K problems.

         Baker Hughes has adopted the British Standards Institute Year 2000 Conformity Guidelines as a reasonable standard for determining whether software and hardware are not materially affected by Y2K problems. When meeting these guidelines, the Company has deemed that hardware and software are not materially affected by Y2K problems and, thus, are "in Y2K compliance."

         The Company's remediation efforts include the correction or replacement of noncompliant hardware and software and are scheduled to be completed by mid to late 1999 for all material noncompliant hardware and software that the Company has identified to date. Both the Company's employees and outside vendors are performing this work. The Company has established a target date of June 30, 1999 for the completion of the work on a majority of its material noncompliant systems and technologies. The Company expects to complete its development of contingency plans prior to the end of 1999 for any material systems and technologies not remediated by June 1999.

         The Company is unable to reasonably estimate the absolute dollar effect on the Company's results of operation, liquidity or financial condition if its remediation efforts are unsuccessful, although the Company believes the effect would be material.

         Baker Hughes has performed testing and validation of the compliance status for all critical hardware and software as the Company has completed each remediation project. Hardware and software that is not critical may not be tested and validated. The Company is currently testing and validating, among other hardware and software, its seismic data acquisition and analysis systems, surface data acquisition and logging systems, wireline logging systems, certain filtration and separation equipment that has been customized with program logic controllers, and certain motor controllers that include embedded chips and internal clocks. The Company's employees and, in some cases, third-party contractors have performed the testing and validation work. Near the completion of the inventory and risk assessment phase, the Company expects to use external resources to evaluate the Company's program management and the adequacy and completeness of its risk assessment, testing and validation.

YEAR 2000 PROGRAM PLAN COSTS

         Baker Hughes has approximately 80 full-time equivalent employees ("FTEs") involved in the Y2K effort, which the Company estimates has an associated annual cost of approximately $5.6 million. Generally, these FTEs are full-time employees who are devoting some portion of their schedule to the Y2K effort.

         In addition to the payroll and payroll-related costs, Baker Hughes estimates spending approximately $48.0 million in the Y2K compliance effort, of which approximately $35.0 million would be capitalized as replacement hardware and software equipment. Of the $48.0 million, the Company has spent approximately $26 million through December 31, 1998. The Company has funded, and expects to continue to fund, these expenditures from cash that it generates from operating activities or existing credit facilities. These cost estimates could change materially based upon the completion of the inventory and risk assessment phase of the Program Plan.

THIRD-PARTY ISSUES

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

         The Company is evaluating vendors that the Company believes are material to its operations and assessing the business risk of Y2K noncompliance on their part. Based upon this assessment, the Company is seeking to obtain written confirmation from key vendors and contractors that they are adequately addressing their Y2K issues. Additionally, the Company seeks to review the Y2K statements of these vendors and contractors to the extent they exist. Where the Company cannot obtain satisfactory confirmation from these vendors, the purchasing departments of each operating division of the Company intend to identify alternate sources, if available, for vendors if those sources are needed because of an inability to perform due to Y2K noncompliance. The Company expects to complete this assessment by May 1999.

         Assurances from vendors that have been obtained may take the form of written or oral assurances or contractual assurances, depending on the vendor. Depending upon the facts and circumstances of each case, the Company may or may not have effective legal remedies if a vendor fails in its Y2K compliance obligations to the Company. Factors that affect each case would include the assurances received from each vendor, the vendor's ability to correct any Y2K noncompliance, the vendor's wherewithal to pay any damages that are assessed against the vendor in any legal proceeding or settlement of a claim, the extent to which a vendor is insured for such damages, the existence of any contractual provisions or laws that may be adopted that liquidate a vendor's damages or limit its damages and other facts and circumstances that affect the Company's ability to obtain redress from the vendor's failure to perform its Y2K compliance obligations for the Company's benefit.

KNOWN MATERIAL Y2K NONCOMPLIANT HARDWARE AND SOFTWARE

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

         Older versions of INTEQ's PC-based surface data acquisition systems are not Y2K compliant. The software is in the process of being remediated. The noncompliant PC hardware cannot be economically remediated, and the purchase of new, higher grade personal computers is required to replace the noncompliant equipment. This remediation began in 1997 with the replacement of personal computers being phased in and is expected to be completed by late 1999. The Company estimates that as of December 31, 1998, it was 60 percent complete in the replacement of the noncompliant personal computer hardware and software for the surface data acquisition systems.

         Baker Atlas is rewriting its bonded inventory control module that tracks assets that are used in international waters that may be exempt from import duties. The upgrade is expected to be in place by June 1999.

         The Company's Western Geophysical operating division relies heavily upon Global Positioning System ("GPS") equipment that the U.S. Navy operates. The noncompliance of this equipment is a known problem outside the control of the Company that affects other businesses, the government, the military services and individuals that rely upon GPS services, including most of the Company's seismic business competitors. Based upon information obtained from the U.S. government, the Company believes that the government is adequately addressing its GPS Y2K noncompliance problem and expects this system to be compliant in early 1999. However, there can be no assurance that any Y2K noncompliance with respect to the government's GPS equipment or the equipment of its contractors and subcontractors will be corrected on schedule. The Company is not aware of any contingency system that its GPS receivers can utilize if the government's GPS equipment is not made Y2K compliant. A failure to correct the Y2K problems of this equipment could have a material adverse impact on the Company's results of operations.

         Western Geophysical uses a seismic acquisition synchronizer as part of its marine seismic acquisition services. This product is not Y2K compliant, and its noncompliance would have a material impact on the Company's marine seismic acquisition revenues if not corrected. The Company is discussing the issue with the manufacturer to complete an upgrade remediation plan. Western Geophysical anticipates that this software will be Y2K compliant by June 1999. A seismic acquisition system that Western Geophysical uses is also not Y2K compliant. The manufacturer has informed Western Geophysical that it intends to make the system Y2K compliant in the first quarter of 1999. Finally, Western Geophysical has a prospect data logger software system that is not Y2K compliant. Western Geophysical is internally generating software upgrades for this system.

         Baker Process is implementing a new business application system to replace its existing systems, which are not Y2K compliant. This system includes financial, purchasing, inventory management and manufacturing functionality. The Company expects Baker Process to complete the implementation of the new system by late 1999.

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

EURO CONVERSION

         A single European currency ("the Euro") was introduced on January 1, 1999, at which time the conversion rates between legacy currencies and the Euro were set for 11 participating member countries. However, the legacy currencies in those countries will continue to be used as legal tender through January 1, 2002. Thereafter, the legacy currencies will be canceled, and Euro bills and coins will be used in the eleven participating countries.

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

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information set forth under the sub-caption "Quantitative and Qualitative Market Risk Disclosures" under "Item 1. Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

Stockholders of Baker Hughes Incorporated:

We have audited the accompanying consolidated statements of financial position of Baker Hughes Incorporated and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1998, the three month period ended December 31, 1997 and for each of the two years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in the Index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Baker Hughes Incorporated and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1998, the three month period ended December 31, 1997 and for each of the two years in the period ended September 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for impairment of long-lived assets to be disposed of effective October 1, 1996 to conform with Statement of Financial Accounting Standards No. 121.

DELOITTE & TOUCHE LLP

February 17, 1999
Houston, Texas

                            BAKER HUGHES INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Three Months
                                                                 Year Ended      Ended
(In millions, except per share amounts)                         December 31,   December 31, Year Ended September 30,
                                                                    1998          1997         1997       1996
                                                                 ---------      ---------   ---------   ---------
Revenues                                                         $ 6,311.9      $ 1,572.9   $ 5,343.6   $ 4,445.8
                                                                 ---------      ---------   ---------   ---------
Costs and expenses:
  Costs of revenues                                                4,710.9        1,045.7     3,676.9     3,062.8
  Selling, general and administrative                              1,301.8          324.6     1,036.1       889.2
  Merger related costs                                               219.1
  Unusual charge                                                     215.8                       52.1        39.6
  Acquired in-process research and development                                                  118.0
                                                                 ---------      ---------   ---------   ---------
    Total                                                          6,447.6        1,370.3     4,883.1     3,991.6
                                                                 ---------      ---------   ---------   ---------

Operating income (loss)                                             (135.7)         202.6       460.5       454.2
Interest expense                                                    (149.0)         (24.5)      (91.4)      (87.9)
Interest income                                                        3.6            1.1         3.6         4.9
Spin-off related costs                                                                           (8.4)
Gain on sale of Varco stock                                                                                  44.3
                                                                 ---------      ---------   ---------   ---------

Income (loss) from continuing operations before income
   taxes and cumulative effect of accounting change                 (281.1)         179.2       364.3       415.5
Income taxes                                                         (16.3)         (68.0)     (163.4)     (169.1)
                                                                 ---------      ---------   ---------   ---------

Income (loss) from continuing operations before cumulative
   effect of accounting change                                      (297.4)         111.2       200.9       246.4
Cumulative effect of accounting change:
   Impairment of long-lived assets to be disposed of
    (net of $6.0 income tax benefit)                                                            (12.1)
                                                                 ---------      ---------   ---------   ---------
Income (loss) from continuing operations                            (297.4)         111.2       188.8       246.4
Discontinued operations, net of tax                                                   2.8      (154.9)       55.7
                                                                 ---------      ---------   ---------   ---------
Net income (loss)                                                $  (297.4)     $   114.0   $    33.9   $   302.1
                                                                 =========      =========   =========   =========

Basic earnings per share:
  Income (loss) from continuing operations before cumulative
   effect of accounting change                                   $   (0.92)     $    0.35   $    0.67   $    0.86
  Cumulative effect of accounting change                                                        (0.04)
  Discontinued operations                                                            0.01       (0.52)       0.19
                                                                 ---------      ---------   ---------   ---------
  Net income (loss)                                              $   (0.92)     $    0.36   $    0.11   $    1.05
                                                                 =========      =========   =========   =========

Diluted earnings per share:
  Income (loss) from continuing operations before cumulative
   effect of accounting change                                   $   (0.92)     $    0.34   $    0.66   $    0.85
  Cumulative effect of accounting change                                                        (0.04)
  Discontinued operations                                                            0.01       (0.51)       0.19
                                                                 ---------      ---------   ---------   ---------
  Net income (loss)                                              $   (0.92)     $    0.35   $    0.11   $    1.04
                                                                 =========      =========   =========   =========

See Notes to Consolidated Financial Statements

                            BAKER HUGHES INCORPORATED

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(IN MILLIONS, EXCEPT PAR VALUE)                                    December 31, 1998    December 31, 1997
                                                                   -----------------    -----------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                             $     16.6           $     41.9
Receivables-less allowance for doubtful accounts:
  December 31, 1998, $50.1; December 31, 1997, $54.4                     1,422.3              1,519.4
Inventories                                                              1,065.7              1,145.0
Other current assets                                                       219.9                213.5
                                                                      ----------           ----------
  Total current assets                                                   2,724.5              2,919.8
Property-net                                                             2,292.3              1,979.0
Goodwill and other intangibles - less accumulated amortization:
  December 31, 1998, $285.5;  December 31, 1997, $238.4                  1,898.4              1,537.2
Multiclient seismic data and other assets                                  895.6                794.6
                                                                      ----------           ----------
  Total assets                                                        $  7,810.8           $  7,230.6
                                                                      ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                      $    560.5           $    601.5
Short-term borrowings and current portion of long-term debt                 44.4                177.3
Accrued employee compensation                                              284.3                287.0
Other accrued liabilities                                                  420.7                351.3
                                                                      ----------           ----------
  Total current liabilities                                              1,309.9              1,417.1
                                                                      ----------           ----------

Long-term debt                                                           2,726.3              1,605.3
                                                                      ----------           ----------
Deferred income taxes                                                      156.5                283.8
                                                                      ----------           ----------
Deferred revenue and other long-term liabilities                           418.7                405.4
                                                                      ----------           ----------
Commitments and contingencies

Stockholders' equity:

Common stock, $1 par value (shares authorized - 400.0;
   outstanding - 327.1 at December 31, 1998 and 316.8 at
   December 31, 1997)                                                      327.1                316.8
Capital in excess of par value                                           2,931.8              2,834.0
Retained earnings                                                          100.4                494.1
Cumulative foreign currency translation adjustment                        (155.4)              (160.5)
Unrealized gain (loss) on securities available for sale                     (0.1)                38.1
Pension liability adjustment                                                (4.4)                (3.5)
                                                                      ----------           ----------
  Total stockholders' equity                                             3,199.4              3,519.0
                                                                      ----------           ----------
  Total liabilities and stockholders' equity                          $  7,810.8           $  7,230.6
                                                                      ==========           ==========

See Notes to Consolidated Financial Statements

                            BAKER HUGHES INCORPORATED

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                Accumulated Other Comprehensive Income
                                                                                 Unrealized
                                               Capital             Foreign       Gain(Loss)
                                              In Excess            Currency     on Securities   Pension
(In millions, except                 Common      of      Retained Translation     Available    Liability  Treasury
 per share amounts)                  Stock    Par Value  Earnings  Adjustment      for Sale    Adjustment   Stock       Total
                                     ------    --------   ------    -------          -----      ---------  --------    --------
BALANCE, SEPTEMBER 30, 1995          $142.2    $1,342.3   $140.1    $(107.7)         $(3.4)     $      --  $     --    $1,513.5
     as previously reported
  Western Atlas pooling of interests  143.6     1,039.0    165.8        8.4                                             1,356.8
                                     ------    --------   ------    -------          -----      ---------  --------    --------
BALANCE, SEPTEMBER 30, 1995           285.8     2,381.3    305.9      (99.3)          (3.4)           --         --     2,870.3
Comprehensive income
  Net income                                               302.1
  Other comprehensive income:
     Foreign currency translation
       adjustment, net of $.5 tax                                      (7.0)
     Unrealized gain adjustment,
       net of $12.2 tax                                                               22.7
Total comprehensive income                                                                                                317.8
Cash dividends on common
   stock ($.46 per share)                                  (65.9)                                                         (65.9)
Stock issued pursuant to
   employee stock plans                 3.7        67.1                                                                    70.8
Treasury stock purchase                                                                                         (2.1)      (2.1)
                                     ------    --------   ------    -------          -----      ---------  --------    --------
BALANCE, SEPTEMBER 30, 1996           289.5     2,448.4    542.1     (106.3)          19.3            --        (2.1)   3,190.9
Comprehensive income
  Net income                                                33.9
  Other comprehensive income:
     Foreign currency translation
       adjustment, net of $1.1 tax                                    (29.8)
     Unrealized gain adjustment,
       net of $22.3 tax                                                               41.4
     Pension adjustment,
       net of $1.9 tax                                                                               (3.5)
Total comprehensive income                                                                                                 42.0
Drilex pooling of interests             2.7        46.9      5.7                                                           55.3
Spin-off of UNOVA (See Note 3)                   (513.1)   (77.9)      (8.8)                                             (599.8)
Cash dividends on common
   stock ($.46 per share)                                  (69.6)                                                         (69.6)
Petrolite and other acquisitions       20.2       758.4                                                                   778.6
Stock issued pursuant to
   employee stock plans                 4.1        87.9                                                         13.5      105.5
Treasury stock purchase                                                                                        (11.4)     (11.4)
                                     ------    --------   ------    -------          -----      ---------  --------    --------
BALANCE, SEPTEMBER 30, 1997           316.5     2,828.5    434.2     (144.9)          60.7           (3.5)       --     3,491.5
Comprehensive income
  Net income                                               114.0
  Other comprehensive income:
     Foreign currency translation
       adjustment, net of $1.6 tax                                    (15.6)
     Unrealized gain adjustment,
       net of $10.3 tax                                                              (22.6)
Total comprehensive income                                                                                                 75.8
Cash dividends on common
   stock ($.115 per share)                                 (19.5)                                                         (19.5)
Stock issued pursuant to
   employee stock plans                 0.3         5.5                                                                     5.8
Adjustment for change in year end                          (34.6)                                                         (34.6)
                                     ------    --------   ------    -------          -----      ---------  --------    --------
BALANCE, DECEMBER 31, 1997            316.8     2,834.0    494.1     (160.5)          38.1           (3.5)       --     3,519.0

                                                                Accumulated Other Comprehensive Income
                                                                                 Unrealized
                                               Capital             Foreign       Gain(Loss)
                                              In Excess            Currency     on Securities   Pension
(In millions, except                 Common      of      Retained Translation     Available    Liability  Treasury
 per share amounts)                  Stock    Par Value  Earnings  Adjustment      for Sale    Adjustment   Stock       Total
                                     ------    --------   ------    -------          -----      ---------  --------    --------

Comprehensive income
  Net loss                                                (297.4)
  Other comprehensive income:
     Foreign currency translation
       adjustment, net of $.5 tax                                       5.1
     Unrealized loss adjustment,
       net of $22.5 tax                                                              (38.2)
     Pension adjustment,
       net of $.5 tax                                                                                 (.9)
Total comprehensive income                                                                                               (331.4)
Cash dividends on common
   stock ($.46 per share)                                  (96.3)                                                         (96.3)
Stock issued pursuant to
   employee stock plans                10.3        97.8                                                                   108.1
                                     ------    --------   ------    -------          -----      ---------  --------    --------
BALANCE, DECEMBER 31, 1998           $327.1    $2,931.8   $100.4    $(155.4)         $(0.1)         $(4.4) $     --    $3,199.4
                                     ======    ========   ======    =======          =====      =========  ========    ========

See Notes to Consolidated Financial Statements

                            BAKER HUGHES INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Year Ended        Three Months Ended     Year Ended September 30,
(IN MILLIONS)                                       December 31,          December 31,
                                                      1998                  1997             1997                1996
                                                    ---------             ---------        ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations            $  (297.4)            $   111.2        $   188.8           $   246.4
Adjustments to reconcile income (loss) from
  continuing operations to net cash flows from
  operating activities:
   Depreciation, depletion and amortization             758.3                 141.7            554.9               465.0
   Provision (benefit) for deferred income taxes       (107.0)                 (4.2)            (3.9)               28.6
   Noncash portion of nonrecurring charges              513.2                                   32.7                25.3
   Acquired in-process research and development                                                118.0
   Gain on sale of Varco stock                                                                                     (44.3)
   Gain on disposal of assets                           (32.0)                (12.0)           (20.7)              (38.0)
   Cumulative effect of accounting changes                                                      12.1
   Change in receivables                                 99.5                 (84.4)          (209.2)             (132.1)
   Change in inventories                                (39.5)                (58.2)          (110.1)              (79.4)
   Change in accounts payable                           (59.8)                  8.5             82.9                43.6
   Change in other assets and liabilities               (25.6)                 38.5             68.0               121.5
                                                    ---------             ---------        ---------           ---------
Net cash flows from continuing operations               809.7                 141.1            713.5               636.6
Net cash flows from discontinued operations                                    10.5             12.1                22.3
                                                    ---------             ---------        ---------           ---------
Net cash flows from operating activities                809.7                 151.6            725.6               658.9
                                                    ---------             ---------        ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for capital assets and
      multiclient seismic data                       (1,318.2)               (296.6)        (1,047.7)             (657.7)
    Proceeds from disposal of assets                    100.0                  20.5             66.3                98.3
    Cash obtained in stock acquisitions                                                         68.7
    Proceeds from sale of businesses                                                                                12.1
    Acquisition of businesses,
      net of cash acquired                             (457.6)                (43.1)          (107.6)              (33.6)
    Proceeds from sale of investments                                                           48.5                95.5
                                                    ---------             ---------        ---------           ---------
Net cash flows from continuing operations            (1,675.8)               (319.2)          (971.8)             (485.4)
Net cash flows from discontinued operations                                    (0.6)          (406.3)                9.6
                                                    ---------             ---------        ---------           ---------
Net cash flows from investing activities             (1,675.8)               (319.8)        (1,378.1)             (475.8)
                                                    ---------             ---------        ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (payments) from commercial
      paper and revolving credit facilities             977.3                 (29.0)           471.0               (19.4)
    Repayment of indebtedness                           (69.5)                (21.4)          (128.7)             (111.6)
    Proceeds from issuance of common stock               27.1                  13.6             80.0                60.1
    Dividends                                           (96.3)                (19.5)           (69.6)              (65.9)
    Payment from UNOVA, Inc.                                                  230.0            109.6                 2.9
                                                    ---------             ---------        ---------           ---------
Net cash flows from continuing operations               838.6                 173.7            462.3              (133.9)
Net cash flows from discontinued operations                                    13.1            210.4               (44.5)
                                                    ---------             ---------        ---------           ---------
Net cash flows from financing activities                838.6                 186.8            672.7              (178.4)
Adjustment for change in year end                                             (17.3)
Effect of foreign exchange rate changes on cash           2.2                  (1.5)            (2.1)               (0.7)
                                                    ---------             ---------        ---------           ---------
Increase (decrease) in cash and cash equivalents        (25.3)                 (0.2)            18.1                 4.0
Cash and cash equivalents, beginning of year             41.9                  42.1             24.0                20.0
                                                    ---------             ---------        ---------           ---------
Cash and cash equivalents, end of year              $    16.6             $    41.9        $    42.1           $    24.0
                                                    =========             =========        =========           =========

See Notes to Consolidated Financial Statements

                            BAKER HUGHES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Baker Hughes Incorporated and all majority-owned subsidiaries (the "Company" or "Baker Hughes"). In the Notes to Consolidated Financial Statements, all dollar amounts in tabulations are in millions of dollars unless otherwise indicated.

CHANGE IN YEAR-END

         On August 27, 1998, the Board of Directors of Baker Hughes approved a change in the fiscal year-end of the Company from September 30 to December 31, effective with the calendar year beginning January 1, 1998. A three-month transition period from October 1, 1997 through December 31, 1997 (the "Transition Period") precedes the start of the 1998 fiscal year. "1997" and "1996" refer to the respective years ended September 30, the Transition Period refers to the three months ended December 31, 1997 and "1998" refers to the twelve months ended December 31, 1998.

MERGER

         On August 10, 1998, Baker Hughes completed a merger (the "Merger") with Western Atlas Inc. ("Western Atlas") by issuing 148.6 million shares of Baker Hughes common stock for all of the outstanding common stock of Western Atlas. Each share of Western Atlas common stock was exchanged for 2.7 shares of Baker Hughes common stock. Western Atlas, the common stock of which was previously publicly traded, is a leading supplier of oilfield services and reservoir information technologies for the worldwide oil and gas industry. It specializes in land, marine and transition-zone seismic data acquisition and processing services, well-logging and completion services, and reservoir characterization and project management services.

         The Merger was accounted for as a pooling of interests and, accordingly, all prior period consolidated financial statements of Baker Hughes have been restated to include the results of operations, financial position and cash flows of Western Atlas. Information concerning common stock, employee stock plans and per share data has been restated on an equivalent share basis. The consolidated financial statements as of September 30, 1997 and for each of the two years in the period ended September 30, 1997 include Baker Hughes' previous September 30 fiscal year amounts and Western Atlas' December 31 calendar year amounts for the corresponding fiscal years of Baker Hughes. Consolidated financial statements for the three months ended December 31, 1997 include amounts for Baker Hughes and Western Atlas for the three months ended December 31, 1997. As a result, Western Atlas' results of operations for the three months ended December 31, 1997 are included in both the consolidated financial statements for the year ended September 30, 1997 and for the Transition Period. Included in the consolidated statement of stockholders' equity is a $34.6 million adjustment for the change in year end which represents Western Atlas' results of operations for the three months ended December 31, 1997 that is included in both 1997 and the Transition Period.

         The reconciliations of revenue, income from continuing operations and net income (loss) of Baker Hughes and Western Atlas for the periods prior to the combination are as follows:

                                                     Three Months Ended       Year Ended        September 30,
                                                     December 31, 1997           1997               1996
                                                         ----------           ----------         ----------
Revenues:
 Baker Hughes                                            $  1,133.4           $  3,685.4         $  3,027.7
 Western Atlas                                                439.5              1,658.2            1,418.1
                                                         ----------           ----------         ----------
   Combined                                              $  1,572.9           $  5,343.6         $  4,445.8
                                                         ==========           ==========         ==========


Income from continuing operations:
 Baker Hughes                                            $     79.4           $     97.0         $    176.4
 Western Atlas                                                 31.8                 91.8               70.0
                                                         ----------           ----------         ----------
   Combined                                              $    111.2           $    188.8         $    246.4
                                                         ==========           ==========         ==========

Net income (loss):
 Baker Hughes                                            $     79.4           $     97.0         $    176.4
 Western Atlas                                                 34.6                (63.1)             125.7
                                                         ----------           ----------         ----------
   Combined                                              $    114.0           $     33.9         $    302.1
                                                         ==========           ==========         ==========

         There were no material adjustments required to conform the accounting policies of the two companies. Certain amounts of Western Atlas have been reclassified to conform to the reporting practices of Baker Hughes.

         In connection with the Merger, in 1998 the Company recorded merger related costs of $219.1 million. The categories of costs incurred, the actual cash payments made in 1998 and the accrued balances at December 31, 1998 are summarized below:

                                                                                 Accrued
                                                             Amounts            Balance at
                                                             paid in           December 31,
                                           Total               1998               1998
                                          --------           --------            -------
Cash costs:
  Transaction costs                       $   51.5           $   46.9            $   4.6
  Employee costs                              87.7               66.7               21.0
  Other Merger
   integration costs                          21.7                9.8               11.9
                                          --------           --------            -------
Subtotal cash cost                           160.9           $  123.4            $  37.5
                                                             ========            =======
Noncash                                       58.2
                                          --------
Total                                     $  219.1
                                          ========

         Transaction costs of $51.5 million include banking, legal and printing fees and other costs directly related to the Merger. The Company had contracted for and incurred most of the cost of the services for the remaining accrual, however, such amounts had not been paid. The Company expects that all amounts accrued for transaction costs will be paid by June 30, 1999.

         Employee related costs of $87.7 million primarily consist of payments made to certain officers of Western Atlas and Baker Hughes pursuant to change in control provisions ($60.8 million) and severance benefits paid to terminated employees whose responsibilities were deemed redundant as a result of the Merger ($15.4 million). Approximately 170 executive, general and administrative employees were terminated from combining the corporate offices of the two companies. Accrued employee costs, other than retirement benefits, at December 31, 1998 of $12.8 million are scheduled to be paid to the employees upon leaving the Company during the first quarter of 1999. The remaining accrued employee costs at December 31, 1998 of $8.2 million represent retirement benefits of certain employees that will be paid, in accordance with the terms of the agreements, over the lives of the covered employees.

         Other integration costs include the costs of changing legal registrations in various jurisdictions, terminating a joint venture as a result of the Merger, changing signs and logos at the Company's major facilities around the world and other integration costs. The Company expects that the remaining balance of $11.9 million for other integration costs will be paid by June 30, 1999.

         The noncash charge of $58.2 million consists of a charge of $45.3 million related to the triggering of change of control rights contained in certain Western Atlas employee stock option plans that were not converted to Baker Hughes options concurrent with the Merger; a charge of $3.9 million for the issuance of the Company's common stock pursuant to certain stock plans as a result of the change in control; and a $9.0 million charge recorded to write-off the carrying value of a product line that was discontinued as a result of the Merger.

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include those of the Company and all majority owned subsidiaries. Investments in which the Company owns 20 percent to 50 percent and exercises significant influence over operating and financial policies are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

         USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         REVENUE RECOGNITION: Revenue from product sales are recognized upon delivery of products to the customer. Revenue from services and rentals are recorded when such services are rendered.

         CASH EQUIVALENTS: The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

         INVENTORIES: Inventories are stated primarily at the lower of average cost or market.

         PROPERTY: Property is stated principally at cost less accumulated depreciation, which is generally provided by using the straight-line method over the estimated useful lives of individual items. The Company manufactures a substantial portion of its rental tools and equipment, and the cost of these items includes direct and indirect manufacturing costs.

         The Company is developing and implementing SAP R/3 as an enterprise-wide software system. External direct costs of consulting services and payroll related cost of employees who work full-time on implementation of the enterprise-wide software system are capitalized. Costs associated with business process reengineering are expensed as incurred.

         The Company uses the full-cost method of accounting for its investment in oil and gas properties. Under this method, the Company capitalizes all acquisition, exploration, and development costs incurred for the purpose of finding oil and gas reserves. Depreciation, depletion, and amortization of oil and gas properties is computed using the unit-of-production method based upon production and estimates of proved reserves. Due to ceiling test limitations, the Company had write-downs of $69.3 million, $12.5 million and $7.0 million during 1998, 1997 and 1996, respectively.

         MULTICLIENT SEISMIC DATA: Costs incurred in the creation of Company-owned multiclient seismic data are capitalized and amortized over the estimated revenue that the Company expects to receive from the licensing of such data. Cash prepayments received from customers for specific contracts are included in deferred revenue until earned.

         IMPAIRMENT OF ASSETS: The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, effective October 1, 1996. The statement sets forth guidance as to when to recognize an impairment of long-lived assets, including goodwill, and how to measure such an impairment. The methodology set forth in SFAS No. 121 is not significantly different from the Company's prior policy and, therefore, the adoption of SFAS No. 121 did not have a significant impact on the consolidated financial statements as it relates to impairment of long-lived assets used in operations. The accounting for long-lived assets to be disposed of requires these assets to be carried at the lower of cost or fair market value as determined by a discounted cash flow analysis, rather than the lower of cost or net realizable value, the method that was previously used by the Company. The Company recognized a charge to income of $12.1 million ($.04 per share-diluted), net of a tax benefit of $6.0 million, in 1997 as the cumulative effect of a change in accounting.

         At December 31, 1998, the Company had approximately 70 real properties with a carrying value of $44.1 million, ranging in size from a few hundred square feet to 210,000 square feet and located primarily in the United States. This portfolio of real property includes land and offices, manufacturing, repair and warehouse space in various locations where oilfield activity takes place. The makeup of the portfolio changes over time as properties are sold and as properties that are surplus to operation's needs are added. Baker Hughes employs two full-time real estate professionals whose responsibilities include the marketing, leasing, management and sale of these facilities. The methodology used in determining the fair market value of the properties includes comparison to recent sales and listing of similarly situated facilities and discussions with real estate brokers and agents concerning expectations about current and future real property prices and rental rates.

         INVESTMENTS: Investments in debt and equity securities, other than those accounted for by the equity method, are classified as available for sale and reported at fair value with unrealized gains or losses, net of tax, recorded as a separate component of comprehensive income within stockholders' equity.

         GOODWILL AND OTHER INTANGIBLES: Goodwill arising from acquisitions is amortized using the straight-line method over the lesser of its expected useful life or 40 years. Other intangibles are stated at cost and are amortized on a straight-line basis over the asset's estimated useful life. The carrying amount of unamortized goodwill and other intangibles is reviewed for potential impairment loss when events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense, of the business unit to which the goodwill or other intangibles relate.

         INCOME TAXES: Deferred income taxes are determined utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with differences between the financial accounting and tax bases of assets and liabilities.

         ENVIRONMENTAL MATTERS: Remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. Where the Company has been identified as a potentially responsible party in a Federal Superfund site, the Company accrues its share of the estimated remediation costs of the site based on the ratio that the estimated volume of waste contributed to the site by the Company bears to the total volume of waste at the site.

         STOCK-BASED COMPENSATION: The intrinsic value method of accounting is used for stock-based employee compensation whereby no compensation expense is recognized when the exercise price of an employee stock option is equal to, or greater than, the market price of the Company's common stock on the grant date.

         FOREIGN CURRENCY TRANSLATION: Gains and losses resulting from balance sheet translation of foreign operations where a foreign currency is the functional currency are included as a separate component of comprehensive income within stockholders' equity. Gains and losses resulting from balance sheet translation of foreign operations where the U.S. Dollar is the functional currency are included in the consolidated statements of operations.

         FINANCIAL INSTRUMENTS: The Company uses forward exchange contracts and currency swaps to hedge certain firm commitments and transactions denominated in foreign currencies. Gains and losses on forward contracts are deferred and offset against foreign exchange gains or losses on the underlying hedged item. The Company uses interest rate swaps to manage interest rate risk. The interest differentials from interest rate swaps are recognized as an adjustment to interest expense. The Company's policies do not permit financial instrument transactions for speculative purposes.

NOTE 3.

DISCONTINUED OPERATIONS

         In May 1997, the Western Atlas Board of Directors approved, in principle, a plan to distribute (the "Spin-off") to Western Atlas shareholders all of the outstanding common stock of UNOVA, Inc. ("UNOVA"), a wholly owned subsidiary of Western Atlas, organized to conduct Western Atlas' industrial automation systems business. Pursuant to the Spin-off, on October 31, 1997 each Western Atlas shareholder received an equivalent number of shares of UNOVA common stock in a tax-free transaction. As explained in Note 1, the fiscal year financial information for Baker Hughes for the year ended September 30, 1997 includes Western Atlas' results for calendar year 1997. Hence, on the statements of consolidated stockholders' equity, the Spin-off of UNOVA is included in the year ended September 30, 1997.

         Income (loss) from discontinued operations includes interest expense allocated on the basis of debt levels assumed in the Spinoff. Corporate, general and administrative costs of Western Atlas were not allocated to UNOVA for any of the periods presented. Concurrent with the Spin-off, UNOVA repaid Western Atlas for intercompany indebtedness totaling $230.0 million.

         Discontinued operations of UNOVA are as follows:

                                        Three Months Ended         Year Ended           September 30,
                                        December 31, 1997             1997                   1996
                                        ------------------          --------               --------
Revenue                                      $ 107.0                $1,201.1               $1,164.7
Allocated interest expense                       1.7                    17.2                   11.5
Allocated interest income                                                2.7                    4.4

Income (loss) before income taxes                4.7                  (122.7)                  92.9
Provision for income taxes                      (1.9)                  (32.2)                 (37.2)
                                             -------                --------               --------
Discontinued operations                      $   2.8                $ (154.9)              $   55.7
                                             =======                ========               ========

         The UNOVA results of operations in 1997 include a $203.0 million charge for acquired in-process research and development activities related to UNOVA's acquisition of Norand Corporation and United Barcode Industries in 1997.

         The net assets of UNOVA as of the distribution date were as follows:

Current assets                            $   752.7
Noncurrent assets                             586.9
                                          ---------
   Total assets                             1,339.6
                                          ---------
Current liabilities                          (652.2)
Noncurrent liabilities                        (87.6)
                                          ---------
   Total liabilities                         (739.8)
                                          ---------
Net assets of UNOVA                       $   599.8
                                          =========

NOTE 4.

EARNINGS PER SHARE

         The Company adopted SFAS No. 128, "Earnings per Share," in the Transition Period. SFAS No. 128 establishes new standards for computing and presenting earnings per share ("EPS"), and requires all prior periods to be restated. Reconciliation of the numerators and denominators of the basic and diluted EPS computations for income from continuing operations is as follows:

                                                          Year Ended                 YEAR ENDED
                                                      September 30, 1997         SEPTEMBER 30, 1996
                                                    ----------------------     ---------------------
                                                     (Loss)        Shares       Income       Shares
                                                    --------      --------     --------     --------
Basic                                               $ (297.4)        321.7     $  111.2        316.2
Effect of dilutive securities,
  net of tax:
  Stock plans                                                                                    6.2
  Liquid Yield Option Notes                                                         1.7          7.2
                                                    --------      --------     --------     --------
Diluted                                             $ (297.4)        321.7     $  112.9        329.6
                                                    ========      ========     ========     ========



                                                          Year Ended                 YEAR ENDED
                                                      September 30, 1997         SEPTEMBER 30, 1996
                                                    ----------------------     ---------------------
                                                     Income        Shares       Income       Shares
                                                    --------      --------     --------     --------

Basic                                               $  200.9        299.5     $  246.4        287.7
Effect of dilutive securities,
  net of tax:
  Stock plans                                                         5.2                       2.9
  Liquid Yield Option Notes                                                        6.0          7.2
                                                    --------     --------     --------     --------
Diluted                                             $  200.9        304.7     $  252.4        297.8
                                                    ========     ========     ========     ========

         Securities excluded from the computation of diluted EPS for the year ended December 31, 1998 that could potentially dilute basic EPS in the future were options to purchase 13.3 million shares, Liquid Yield Option Notes convertible into 7.2 million shares and 1.6 million shares estimated to be issued under the Company's employee stock purchase plan. Since the Company incurred a loss for 1998, such dilutive securities were excluded as they would be anti-dilutive to basic EPS.

NOTE 5.

INVENTORIES

         Inventories are comprised of the following:

                         December 31, 1998           December 31, 1997
                         -----------------           -----------------

Finished goods                $    855.2                 $    911.5
Work in process                     83.2                      138.2
Raw materials                      127.3                       95.3
                              ----------                 ----------
  Total                       $  1,065.7                 $  1,145.0
                              ==========                 ==========

NOTE 6.

PROPERTY, GOODWILL AND OTHER INTANGIBLES

         Property, plant and equipment is comprised of the following:


                                                         AMORTIZATION             DECEMBER 31,         December 31,
                                                            PERIOD                   1998                 1997
                                                           --------               -----------          ----------
Land                                                                              $      86.0          $     73.0
Buildings and improvements                               5 - 40 years                   613.3               534.3
Machinery and equipment                                  2 - 15 years                 2,313.6             1,983.6
Rental tools and equipment                               1 - 10 years                   906.5               820.0
Oil and gas properties, full cost method                                                225.1               114.8
                                                                                  -----------          ----------
   Total property                                                                     4,144.5             3,525.7
Accumulated depreciation and depletion                                                1,852.2             1,546.7
                                                                                  -----------          ----------
   Property-net                                                                   $   2,292.3          $  1,979.0
                                                                                  ===========          ==========


         Goodwill and other intangibles are as follows:

                                                         AMORTIZATION             DECEMBER 31,         December 31,
                                                            PERIOD                   1998                 1997
                                                           --------               -----------          ----------
Goodwill                                                 5 - 40 years             $   1,808.3          $  1,430.9
Other intangible assets acquired                         3 - 30 years                   373.6               344.6
                                                                                  -----------          ----------
Total goodwill and other intangibles                                                  2,181.9             1,775.5
Accumulated amortization                                                               (285.5)             (238.4)
                                                                                  -----------          ----------
Goodwill and other intangibles--net                                               $   1,898.4          $  1,537.2
                                                                                  ===========          ==========

NOTE 7.

ACQUISITIONS AND DISPOSITIONS

         In addition to the acquisitions discussed separately below, the Company made several smaller acquisitions in each respective year with an aggregate purchase price of $119.2 million during 1998, $74.3 million during the Transition Period, $98.4 million in 1997 and $32.9 million in 1996. These acquisitions were accounted for using the purchase method of accounting. Accordingly, the cost of each acquisition has been allocated to assets acquired and liabilities assumed based on their estimated fair market values at the date of the acquisition. The operating results of these acquisitions are included in the consolidated statements of operations from their respective acquisition date. Pro forma results of these acquisitions have not been presented as the pro forma revenue, income before accounting change, and earnings per share would not be materially different from the Company's actual results.

1998

WEDGE AND 3-D

         In April 1998, the Company acquired all the outstanding stock of WEDGE DIA-Log, Inc. ("WEDGE") for $218.5 million in cash. WEDGE specializes in cased-hole logging and pipe recovery services. Also in April 1998, the Company acquired 3-D Geophysical, Inc. ("3-D") for $117.5 million in cash. 3-D is a supplier of primarily land-based seismic data acquisition services. The purchase method of accounting was used to record both of these acquisitions. Pro forma results of these two acquisitions have not been presented as the pro forma revenue, net income, and earnings per share would not be materially different from the Company's actual results.

1997

PETROLITE

         In July 1997, the Company acquired Petrolite Corporation ("Petrolite") and Wm. S. Barnickel & Company ("Barnickel"), the holder of 47.1 percent of Petrolite's common stock, for 19.3 million shares of the Company's common stock having a value of $730.2 million in a three-way business combination. The purchase method of accounting was used to record these acquisitions. Additionally, the Company assumed Petrolite's outstanding vested and unvested employee stock options which were converted into the right to acquire 1.0 million shares of the Company's common stock. Such assumption of Petrolite options by the Company had a fair market value of $21.0 million resulting in total consideration in the acquisitions of $751.2 million. Petrolite, the shares of which were previously publicly traded, is a manufacturer and marketer of specialty chemicals used in the petroleum and process industries. Barnickel was a privately held company that owned marketable securities, which were sold after the acquisition, in addition to its investment in Petrolite.

         The acquisition of Petrolite in 1997 was accounted for as a purchase. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair market values at the date of the acquisition. In accordance with generally accepted accounting principles, the $118.0 million allocated to in-process research and development has been recorded as a charge in the consolidated statement of operations as of the acquisition date because the technological feasibility of the projects in-process had not been established and there was no alternative future use at that date.

         There were 26 individual research and development projects that were in development at the time of the acquisition that were classified as in-process research and development. The products under development were valued using a discounted cash flow analysis at a 14 percent discount factor. The cash flows were projected for a 20-year period and included additional research and development and capital expenditures required to complete the projects. The gross margins used for these products were generally consistent with those of other chemical products sold by the Company. The 14 percent discount factor used considered the time value of money, inflation, and the risk inherent in the projects under development. In aggregate, the remaining completion costs for these products were projected to exceed $7.2 million with completion periods varying from 90 days to two years. Significant cash inflows from these products in total were expected to commence during 1999. During 1998, 16 of these products generated commercial sales, five had product sales on a trial basis only, and five were determined not to be viable products.

         The Company incurred certain liabilities as part of the plan to combine the operations of Petrolite with those of the Company. These liabilities relate to the Petrolite operations and include severance of $13.8 million for redundant marketing, manufacturing, and administrative personnel, relocation of $5.8 million for moving equipment and transferring marketing and technology personnel, primarily from St. Louis to Houston, and environmental remediation of $16.5 million for redundant properties and facilities that were to be sold. Cash spent during 1998, the Transition Period, and 1997 totaled $12.9 million, $2.1 million and $7.7 million, respectively. Of the remaining accrual of $13.4 million, $12.4 million relates to environmental remediation and will be spent as the properties are remediated, which is expected to be over a five-year period.

DRILEX

         In July 1997, the Company acquired Drilex International Inc. ("Drilex"), a provider of products and services used in the directional and horizontal drilling and workover of oil and gas wells, for 2.7 million shares of the Company's common stock. The acquisition was accounted for using the pooling of interests method of accounting. Under this method of accounting, the historical cost bases of the assets and liabilities of the Company and Drilex are combined at recorded amounts and the results of operations of the combined companies for 1997 are included in the 1997 consolidated statement of operations. The historical results of the separate companies for years prior to 1997 are not combined because the retained earnings and results of operations of Drilex are not material to the consolidated financial statements of the Company.

NORAND AND UNITED BARCODE INDUSTRIES

         The Company acquired Norand Corporation ("Norand") on March 3, 1997, and United Barcode Industries ("UBI") on April 4, 1997. These companies were integrated into the Company's industrial automation systems operations and included in the Spin-off of UNOVA. The purchase method of accounting was used to record these acquisitions; and, accordingly, the acquisition costs of $280.0 million and $107.0 million for Norand and UBI, respectively, were allocated to the net assets acquired based upon their relative fair values. In accordance with generally accepted accounting principles, such allocation assigned a combined value for the two acquisitions of $203.0 million to in-process research and development activities, which was expensed in 1997 because its technological feasibility had not been established and it had no alternative future use at the date of acquisition.

1996

         In May 1996, the Company sold 6.3 million shares of Varco International, Inc. ("Varco") common stock, representing its entire investment in Varco. The Company received net proceeds of $95.5 million and recognized a pretax gain of $44.3 million. The Company's investment in Varco was accounted for using the equity method. Equity income included in the consolidated statement of operations for 1996 was $1.8 million.

NOTE 8.

UNUSUAL AND OTHER NONRECURRING CHARGES

1998

         The Company had experienced high growth levels for its products and services from 1994 through the second quarter of 1998. During the third and fourth quarters of 1998, the Company experienced a decline in demand for its products and services as a result of a significant decrease in the price of oil and natural gas. The decline in customer demand materialized quickly from the previous high growth rates. As a result of this sharp decline in demand and to adjust to the lower level of activity, the Company assessed its overall operations and recorded charges of $549.0 million in the September quarter and $40.5 million in the December quarter as summarized below. Substantially all of the charges originate from the Company's oilfield operating segment.

                                                                               Amounts paid    Accrued Balance at
                                                                    Total        in 1998       December 31, 1998
                                                                 ----------     ----------     ------------------
Cash charges:
  Severance for approximately 5,300 employees                    $     64.3     $     26.6          $     37.7
  Integration costs, abandoned leases and other
    contractual obligations:
     Abandoned leases                                                  18.3            2.5                15.8
     Contractual obligations                                           17.1            9.7                 7.4
     Integration costs                                                  4.6            2.5                 2.1
   Environmental reserves                                               8.8            4.3                 4.5
   Other cash costs (includes litigation reserves)                     21.4            4.7                16.7
                                                                 ----------     ----------          ----------
     Subtotal cash charges                                            134.5     $     50.3          $     84.2
                                                                 ----------     ==========          ==========
Noncash charges - write-down of:
     Inventory and rental tools                                       173.2
     PetroAlliance Services
      Company Limited                                                  83.2
     Property and other assets                                         80.1
     Oil and gas properties (ceiling-test)                             69.3
     Intangible assets                                                 21.5
     Real estate held for sale                                         17.0
     Investments in affiliates                                         10.7
                                                                 ----------
        Subtotal noncash charges                                      455.0
                                                                 ----------
Total cash and noncash charges                                   $    589.5
                                                                 ==========

     The above charges were reflected in the following captions of the consolidated statement of operations:

Costs of revenues                                     $ 305.0
Selling, general and administrative                      68.7
Unusual charge                                          215.8
                                                      -------
Total                                                 $ 589.5
                                                      =======

     The employee groups terminated were marketing, manufacturing, field service personnel, engineering and administrative support. Approximately 3,600 employees were terminated as of December 31, 1998. The amount accrued for severance is based upon the Company's written severance policy and the positions eliminated. The accrued severance does not include any portion of the employees' salaries through their severance dates. Based upon current severance dates, the Company expects that of the accrued severance remaining at December 31, 1998, $27.0 million will be paid during the first quarter of 1999 and the remaining $10.7 million will be paid during the second quarter of 1999 when the employees leave the Company.

     The Company accrued $40.0 million to combine operations and consolidate facilities. Such accrual includes costs to settle leases on idled facilities based upon lease agreements; to shut-down oil and gas operations in certain countries based upon management's decision to abandon operations; to terminate a rig contract based upon the terms of the agreement; and other collocation costs based upon the estimated exit costs for approved plans. The accrual does not include any portion of the costs before actual abandonment of the facilities or ceasing of the operations. The Company expects to spend approximately $9.4 million of the accrued balance as of December 31, 1998 during the first quarter of 1999 and, except for amounts payable under terms of leases and other contracts, the remaining amounts accrued will be paid during the remainder of 1999.

     The accrual for environmental reserves relates to additional costs to remediate properties obtained in the July 1997 Petrolite acquisition. The Company completed a thorough review of substantially all the Petrolite properties in September 1998 and determined that additional costs would be incurred in remediating the properties. The Company expects substantially all of the remediation to take place in 1999 and 2000.

     Other cash costs of $24.1 million include costs to settle certain litigation ($10.9 million), costs to settle contractual obligations ($2.9 million) and costs to dispose of obsolete inventory ($2.9 million). The Company expects to spend the majority of the remaining accrual by December 31, 1999.

     The impairment of inventory and rental tool assets of $173.2 million was due to advances in technology that have obsoleted certain product lines, as well as a decline in market demand that has resulted in an excess supply of certain products. Virtually all operating divisions recorded an impairment charge. The product lines most affected were completion products, drilling and evaluation systems and tools, tricone and diamond drill bits, and filtration systems. Substantially all the obsolete and slow-moving inventory and rental tools were completely written-off and will be scrapped.

     In the third quarter of 1998, the Company recorded an $83.2 million write-down of PetroAlliance Services Company Limited ("PAS"), a former consolidated joint venture operating in the former Soviet Union. The write-down of the joint venture was based upon the Company's estimated value of assets ultimately received in consideration of the sale of the PAS investment in November 1998. The Company received as consideration for the sale of PAS a seismic vessel, other seismic and well-logging assets, certain PAS assets in Kazakhstan and Turkmenistan, certain customer receivables and a $33.0 million note from the purchasers. The write-down included $10.7 million for equipment, $22.0 million of goodwill, and $50.5 million of net current assets.

     The impairment of property and other assets of $80.1 million includes an $18.1 million write-down to reduce the carrying value of a portion of the Company's drilling equipment; a $12.6 million write-off of obsolete solid and oil-filled streamer sections used on seismic vessels; a $14.9 million write-down of surplus well-logging equipment; a $9.5 million write-off of prepaid royalties on an abandoned product line; and $25.0 million of assets written down to fair market value. The charges described as write-offs resulted in the carrying value of the items being written down to zero. Charges described as write-downs resulted in the carrying value of the items being written down to estimated fair value. Estimated fair value was generally determined by discounting the estimated future cash flows at a rate of 12% and by appraisal techniques. On an annualized basis, the effect of eliminating depreciation for properties and assets written down and written off is approximately $12 million.

     The write-off of intangible assets of $21.5 million includes $2.7 million for capitalized software costs for product lines abandoned as a result of recent acquisitions; $5.3 million for capitalized development costs for software systems that are being replaced by the Company's implementation of SAP R/3; and $13.5 million for goodwill associated with a discontinued business and a subsidiary held for sale. The goodwill resulted from small acquisitions, the businesses of which had suffered from the downturn in the market conditions resulting in the Company's decision to discontinue the business and sell the subsidiary. The write-off represented the entirety of the goodwill for these acquisitions. In the case of the subsidiary held for sale, the write-down was based on discussions with potential buyers. The Company expects a sale of the subsidiary could occur before the end of 1999. The impact of the results of operations of the businesses in 1998 is not significant.

     The write-down of real estate held for sale of $17.0 million is for a specific property and the charge reduces the carrying value to the property's appraised value. In September 1998, following the Merger, the Company decided to sell the facility in order to generate cash to pay down debt. Prior to the decision to sell the property, the expected future rental income from a long-term lease was expected to recover the carrying value of the property. Subsequent to December 31, 1998, the Company entered into a contract to sell the property and such sale is expected to close in 1999.

     The $10.7 million charge is to write-off investments in joint ventures in both Russia and Indonesia due to the deteriorating market and economic conditions in these two countries. The write off represents the entire amount of the Company's investment in these two joint ventures. The charge also includes a $2.8 million loss on the sale of Tracor Europa, a discontinued subsidiary.

1997

     During the year ended September 30, 1997, the Company recognized a $52.1 million unusual charge consisting of the following:

Baker Petrolite:
  Severance for 140 employees                                   $    2.2
  Relocation of people and equipment                                 3.4
  Environmental                                                      5.0
  Abandoned leases                                                   1.5
  Integration costs                                                  2.8
  Inventory write-down                                              11.3
  Write-down of other assets                                         9.3
Drilex:
  Write-down of property and other assets                            4.1
  Banking and legal fees                                             3.0
Discontinued product lines:
  Severance for 50 employees                                         1.5
  Write-down of inventory, property and other assets                 8.0
                                                                --------
Total                                                           $   52.1
                                                                ========

     In connection with the acquisitions of Petrolite, accounted for as a purchase, and Drilex, accounted for as a pooling of interests, the Company recorded unusual charges of $35.5 million and $7.1 million, respectively, to combine the acquired operations with those of the Company. The charges include the cost of closing redundant facilities (including environmental remediation costs required to market the facilities), eliminating or relocating personnel and equipment and rationalizing inventories which required disposal at amounts less than cost. In the integration of the operations of the Company and Petrolite, the overlapping product lines of the two competing companies were rationalized, resulting in the disposal of excess quantities of inventory in the amount of $11.3 million. The excess inventory was disposed of for little or no consideration. A $9.5 million charge was recorded as a result of the decisions to: 1) discontinue a low margin, oilfield product line in Latin America; and, 2) sell the Tracor Europa subsidiary, a computer peripherals distributor, which was written down to net realizable value. Cash provisions of the unusual charge totaled $19.4 million. The Company spent $12.3 million in 1998, $1.6 million during the Transition Period, and $5.5 million during 1997.

1996

     During the year ended September 30, 1996, the Company recognized a $39.6 million unusual charge consisting of the following:

Patent write-off                                          $  8.5
Impairment of joint venture                                  5.0
Restructurings:
  Severance for 360 employees                                7.1
  Relocation of people and equipment                         2.3
  Abandoned leases                                           2.8
  Inventory write-down                                       1.5
  Write-down of assets                                      10.4
Other                                                        2.0
                                                          ------
Total                                                     $ 39.6
                                                          ======

     The Company recorded a $24.1 million restructuring charge, which includes costs associated with the downsizing of Baker Hughes INTEQ's Singapore and Paris operations, a reorganization of EIMCO Process Equipment's Italian operations, and the consolidation of certain Baker Oil Tools manufacturing operations. The Company had certain oilfield operations patents which no longer protected commercially significant technology resulting in a write-off of $8.5 million. A $5.0 million impairment of a Latin America joint venture was recorded due to changing market conditions in the region in which it operates. Cash provisions of the charge totaled $14.3 million. The Company spent $3.8 million during the Transition Period, $6.3 million during 1997 and $4.2 million during 1996.

NOTE 9.

INDEBTEDNESS

     Total debt consisted of the following:

                                                            DECEMBER 31, 1998         DECEMBER 31, 1997
                                                            -----------------         -----------------
Short-term debt with an
average interest rate of 5.72%
at December 31, 1998                                          $     943.3               $     355.8

Commercial Paper with an
average interest rate of 5.28%
at December 31, 1998                                                759.1                     370.3

Liquid Yield Option Notes ("LYONS")
due May 2008 with a yield to maturity of
3.5% per annum, net of unamortized discount
of $109.6 at December 31, 1998
($119.5 at December 31, 1997)                                       275.5                     265.7

7.625% Notes due February 1999 with an
effective interest rate of 7.73%, net of
unamortized discount of $.3 at December 31, 1997                   150.0                     149.7

8% Notes due May 2004 with an effective
interest rate of 8.08%, net of unamortized
discount of $.8 at December 31, 1998
($.9 at December 31, 1997)                                          99.2                      99.1

7.875% Notes due June 2004 with an effective
interest rate of 8.13%, net of unamortized
discount of $2.2 at December 31, 1998
($2.6 at December 31, 1997)                                        247.8                     247.4



8.55% Debentures due June 2024 with an effective
interest rate of 8.80%, net of unamortized
discount of $2.8 at December 31, 1998
($2.9 at December 31, 1997)                                        147.2                     147.1

8.59% Debentures due January
2000 with an effective
interest rate of 6.75%                                              93.0                      93.0

5.65% Notes due 1998                                                                          48.5

Other debt with an effective
interest rate of 6.08%
at December 31, 1998                                                55.6                       6.0
                                                              ----------                 ---------
Total debt                                                       2,770.7                   1,782.6
Less short-term debt
and current maturities                                              44.4                     177.3
                                                              ----------                 ---------
Long-term debt                                                $  2,726.3                 $ 1,605.3
                                                              ==========                 =========

     At December 31, 1998, the Company had $2,237.4 million of credit facilities with commercial banks, of which $1,000.0 million was committed. The committed facilities mature as follows: $250.0 million in 2000 and $750.0 million in 2003. The Company's policy is to classify commercial paper and short-term borrowings as long-term debt, to the extent of its committed facilities and to the extent of its intent to refinance the short-term obligations, since the Company has the ability under certain credit agreements, and the intent, to maintain these obligations for longer than one year.

     The Liquid Yield Option Notes ("LYONS") are convertible into the Company's common stock at a conversion price of $38.88 per share, as of December 31, 1998, which increases at an annual rate of 3.5 percent. At the option of the Company, the LYONS may be redeemed for cash at a redemption price equal to the issue price plus accrued original issue discount through the date of redemption. At the option of the holder, the LYONS may be redeemed for cash on May 5, 2003, for a redemption price equal to the issue price plus accrued original issue discount through the date of redemption.

     Subsequent to December 31, 1998, the Company issued $400 million of 6.875 percent Notes due January 2029, $325 million of 6.25 percent Notes due January 2009, $200 million 6.0 percent Notes due February 2009 and $100 million of 5.8 percent Notes due 2003 with effective interest rates of 7.07 percent, 6.36 percent, 6.09 percent and 6.01 percent, respectively. The proceeds were used to repay $150.0 million of the 7.625 percent Notes due February 1999, commercial paper and other short-term borrowings. Accordingly, such amounts are presented as long-term debt in the accompanying consolidated statement of financial position.

     Maturities of debt at December 31, 1998 after consideration of the refinancing subsequent to year end as discussed above are as follows: 1999-$44.4 million; 2000-$185.1 million; 2001-$1.5 million, 2002-$9.2 million, 2003-$849.3 million and $1,681.2 million thereafter.

NOTE 10.

FINANCIAL INSTRUMENTS

INTEREST RATE SWAPS

     At December 31, 1998, the Company was party to an interest rate swap agreement for a notional amount of $93.0 million on which the Company pays interest at a rate of LIBOR plus 2 percent and receives interest at a rate of
8.59 percent. The interest rate swap settles semi-annually and terminates on January 27, 2000. In the unlikely event that the counterparty fails to meet the terms of the interest rate swap agreement, the Company's exposure is limited to the interest rate differential.

     Subsequent to December 31, 1998, the Company entered into an interest rate swap with a notional amount of $325.0 million. The Company will receive interest at a rate of 6.25 percent and pay interest at a rate equal to the average of 6 month LIBOR for Yen, Euro and Swiss Franc plus a 3.16 percent spread. The interest rate swap will settle semi-annually and terminate in January 2009. In the unlikely event that the counterparty fails to meet the terms of the interest rate swap agreement, the Company's exposure is limited to the interest rate differential.

FOREIGN CURRENCY CONTRACTS

     At December 31, 1998, the Company had entered into foreign currency forward contracts with notional amounts of $88.9 million to hedge the commitment to purchase two seismic vessels and $29.1 million to hedge equipment purchases under a long-term purchase agreement. The fair value of these contracts, based on year-end quoted market prices for contracts with similar terms and maturity dates, was $80.8 million and $30.2 million, respectively. Foreign currency gains and losses for such purchases are deferred and will become part of the cost of the assets. The counterparties to the Company's forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis and, in management's opinion, present no significant credit risk to the Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash and short-term investments, receivables, long-term investments, payables, debt and interest rate, and foreign currency contracts. Except as described below, the estimated fair values of such financial instruments at December 31, 1998 and 1997 approximate their carrying value as reflected in the consolidated statements of financial position. The fair value of the Company's debt and interest rate and foreign currency contracts has been estimated based on quoted market prices and the Black-Scholes option-pricing model.

     The estimated fair value of the Company's debt at December 31, 1998 and 1997 was $2,818.7 million and $1,913.8 million, respectively, which differs from the carrying amounts of $2,770.7 million and $1,782.6 million, respectively, included in the consolidated statements of financial position. The fair value of the Company's interest rate swap contracts at December 31, 1998 and 1997 was $1.6 million and $2.8 million, respectively.

CONCENTRATION OF CREDIT RISK

     The Company sells its products and services to various companies in the oil and gas industry. Although this concentration could affect the Company's overall exposure to credit risk, management believes that the Company is exposed to limited risk since the majority of its business is conducted with major companies within the industry. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral for its accounts receivables. In some cases, the Company will require payment in advance or security in the form of a letter of credit or bank guarantee.

     The Company maintains cash deposits with major banks which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that any possible loss is minimal.

NOTE 11.

EMPLOYEE STOCK PLANS

     The Company has stock option plans that provide for granting of options for the purchase of common stock to officers and other key employees. These stock options may be granted subject to terms ranging from one to 10 years at a price equal to or greater than the fair market value of the stock at the date of grant.

     Stock option activity for the Company was as follows:

                                                                       WEIGHTED AVERAGE
                                                          NUMBER        EXERCISE PRICE
(SHARES IN THOUSANDS)                                    OF SHARES         PER SHARE
                                                       ------------      ------------
Outstanding at September 30, 1995                            12,758      $      15.30
                                                       ------------      ------------
Granted                                                       2,803             20.75
Exercised                                                    (2,965)            15.89
Forfeited                                                      (403)            18.45
                                                       ------------      ------------
Outstanding at September 30, 1996                            12,193             16.30
                                                       ------------      ------------
Granted                                                       3,237             30.15
Options assumed in acquisitions                               2,324             16.04
Spin-off adjustment                                           2,387
Exercised                                                    (3,590)            16.04
Forfeited                                                      (204)            21.32
                                                       ------------      ------------
Outstanding at September 30, 1997                            16,347             16.54
                                                       ------------      ------------
Granted                                                       3,173             47.81
Exercised                                                      (818)            12.26
Forfeited                                                        (4)            30.83
Adjustment for change in year end                               528
                                                       ------------      ------------
Outstanding at December 31, 1997                             19,226             21.66
                                                       ------------      ------------
Granted                                                       6,233             21.29
Exercised                                                    (1,661)            10.90
Forfeited                                                      (655)            28.30
Change in control rights converted                           (9,811)
Outstanding at December 31, 1998                             13,332      $      27.24
                                                       ------------      ------------

     The Merger with Western Atlas triggered change in control rights contained in certain Western Atlas employee stock option plans. Conversion of 9.8 million options with these change in control rights resulted in the issuance of 7.5 million shares of the Company's common stock.

     In connection with the Spin-off, all employee and director options of Western Atlas outstanding immediately prior to the Spin-off were adjusted by increasing the number of shares subject to the option and decreasing the exercise price per share so as to preserve the difference between the aggregate exercise price of the option and the aggregate market value of the shares subject to the option.

     Under the terms of the Baker Hughes and Western Atlas stock option plans, all outstanding options at August 10, 1998 vested as a result of the Merger. At December 31, 1998, 4.6 million shares were available for future option grants.

     The fair market value of the options granted in 1998, the Transition Period, 1997 and 1996 was $7.79, $14.47, $11.18 and $6.49, respectively, using the following assumptions for those respective years in the Black-Scholes option-pricing model: dividend yield of 2.2 percent, 0.96 percent, 1.5 percent and 2.2 percent; expected volatility of 49.4 percent, 36.4 percent, 33.5 percent and
26.7 percent; risk-free interest rate of 4.2 percent, 5.6 percent, 6.2 percent and 6.2 percent; and expected life of each option of 4.3 years, 3.2 years, 4.6 years and 4.6 years.

     The following table summarizes information for stock options outstanding at December 31, 1998 (shares in thousands):

                                              Outstanding                                      Exercisable
                         -----------------------------------------------------      ---------------------------------
                                              WEIGHTED
                                          AVERAGE REMAINING         WEIGHTED                             WEIGHTED
        RANGE OF                             CONTRACTUAL             AVERAGE                              AVERAGE
     EXERCISE PRICES        SHARES          LIFE (YEARS)         EXERCISE PRICE         SHARES        EXERCISE PRICE
     ---------------        ------        -----------------      --------------         ------        --------------
     $ 0.61 - 14.86           872               6.45                $10.49                578            $10.94
      16.74 - 20.50         1,720               6.51                 19.07              1,650             19.15
      21.00 - 27.85         6,733               9.18                 21.19                725             22.77
      28.50 - 38.69         1,020               7.25                 35.13                952             35.08
      39.88 - 47.81         2,987               8.73                 47.75              2,975             47.78
                           ------               ----                ------              -----            ------
          Total            13,332               8.41                $27.24              6,880            $33.43
                           ======               ====                ======              =====            ======

     The following table summarizes pro forma disclosures assuming the Company had used the fair market value method of accounting for its stock based compensation plans:

                                        Year Ended               Three Months                     YEAR ENDED
                                       December 31,           Ended December 31,                SEPTEMBER 30,
                                           1998                      1997                   1997             1996
                                       -----------            -----------------          ----------       ----------
Pro forma
  net income (loss)                     $ (318.0)                 $  99.2                $  16.2          $ 294.0
Pro forma EPS - basic                      (0.99)                    0.31                   0.05             1.02
Pro forma EPS - diluted                    (0.99)                    0.31                   0.05             1.01

     The effects of applying the fair market value method of accounting in the above pro forma disclosure may not be indicative of future amounts since the pro forma disclosure does not apply to options granted prior to 1996 and additional awards in future years are anticipated.

NOTE 12.

INCOME TAXES

     The geographic sources of income (loss) from continuing operations before income taxes and cumulative effect of accounting changes are as follows:


                                        YEAR ENDED              THREE MONTHS                    YEAR ENDED
                                       DECEMBER 31,           ENDED DECEMBER 31,                SEPTEMBER 30,
                                           1998                     1997                    1997             1996
                                       -----------            -----------------          ----------       ----------
United States                              $(293.1)                  $ 40.9               $ 52.9           $149.6
Foreign                                       12.0                    138.3                311.4            265.9
                                           -------                   ------               ------           ------
  Total                                    $(281.1)                  $179.2               $364.3           $415.5
                                           =======                   ======               ======           ======

     The provision for income taxes is comprised of:

                                    Year Ended    Three Months            YEAR ENDED
                                   December 31, Ended December 31,       September 30,
                                      1998            1997            1997            1996
                                   ----------      ----------      ----------      ----------
Current:
 United States                     $     35.9      $     32.2      $     54.6      $     42.7
 Foreign                                 87.4            40.0           112.7            97.8
                                   ----------      ----------      ----------      ----------
  Total current                         123.3            72.2           167.3           140.5
                                   ----------      ----------      ----------      ----------
Deferred:
 United States                          (74.7)          (14.1)            2.7            19.1
 Foreign                                (32.3)            9.9            (6.6)            9.5
                                   ----------      ----------      ----------      ----------
  Total deferred                       (107.0)           (4.2)           (3.9)           28.6
                                   ----------      ----------      ----------      ----------
   Provision for
   income taxes                    $     16.3      $     68.0      $    163.4      $    169.1
                                   ==========      ==========      ==========      ==========

     Tax benefits of $16.1 million, $1.4 million, $11.0 million, and $5.1 million associated with the exercise of employee stock options were allocated to equity in the periods ended December 31, 1998, December 31, 1997, September 30, 1997 and September 30, 1996, respectively.

     The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to income before income taxes and cumulative effect of accounting changes for the reasons set forth below:

                                                        YEAR ENDED       THREE MONTHS               YEAR ENDED
                                                       DECEMBER 31,    ENDED DECEMBER 31,          SEPTEMBER 30,
                                                           1998              1997              1997              1996
                                                       ------------      ------------      ------------      ------------
Statutory income tax at 35%                            $      (98.4)     $       62.7      $      127.5      $      145.4
Merger and acquisition related costs                           55.8                                41.3
IRS audit agreement and refund claims                         (18.4)                              (11.4)
Nondeductible goodwill amortization                            13.7               2.0               6.1               7.0
State income taxes - net of U.S. tax
benefit                                                         4.0               2.1               4.6               1.6
Incremental effect of foreign operations                       25.4               6.5              (6.7)              8.9
Foreign losses with no tax benefit                             36.0                                 1.7               4.9
Utilization of operating loss
  carryforwards                                                                  (0.6)             (4.2)             (3.3)
Other-net                                                      (1.8)             (4.7)              4.5               4.6
                                                       ------------      ------------      ------------      ------------
 Provision for income taxes                            $       16.3      $       68.0      $      163.4      $      169.1
                                                       ============      ============      ============      ============

     The effective tax rates before Merger and acquisition related costs, Spin-off related costs, unusual and other nonrecurring items were 35.5 percent,
37.9 percent, 35.2 percent and 40.0 percent for the periods ended December 31, 1998, December 31, 1997, September 30, 1997 and September 30, 1996, respectively.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting for income tax purposes, and of operating loss and tax credit carryforwards. The tax effects of the Company's temporary differences and carryforwards are as follows:

                                      December 31,      December 31,
                                          1998              1997
                                      ------------      ------------
Deferred tax liabilities:
 Property                             $       90.4      $       95.6
 Other assets                                 55.6             153.8
 Excess costs arising
  from acquisitions                           72.5              68.1
 Undistributed earnings
  of foreign subsidiaries                     39.3              41.3
 Other                                        41.1              43.4
                                      ------------      ------------
  Total                                      298.9             402.2
Deferred tax assets:
 Receivables                                  12.4               3.0
 Inventory                                   126.7              99.1
 Employee benefits                            26.1              24.2
 Other accrued expenses                       75.6              52.6
 Operating loss carryforwards                 19.1              10.8
 Tax credit carryforwards                     55.3              15.5
 Other                                         8.6              40.5
                                      ------------      ------------
  Subtotal                                   323.8             245.7
 Valuation allowances                        (32.3)            (12.6)
                                      ------------      ------------
  Total                                      291.5             233.1
                                      ------------      ------------
Net deferred tax liability            $        7.4      $      169.1
                                      ============      ============

     A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future. The Company has reserved the operating loss carryforwards in certain non-U.S. jurisdictions where its operations have decreased, currently ceased or the Company has withdrawn entirely.

     Provision has been made for U.S. and additional foreign taxes for the anticipated repatriation of certain earnings of foreign subsidiaries of the Company. The Company considers the undistributed earnings of its foreign subsidiaries above the amount already provided to be permanently reinvested. These additional foreign earnings could become subject to additional tax if remitted, or deemed remitted, as a dividend; however, the additional amount of taxes payable is not practicable to estimate.

     At December 31, 1998, the Company had approximately $47.5 million of foreign tax credits, $6.5 million of general business credits, and $1.3 million of alternative minimum tax credits available to offset future payments of federal income taxes, expiring in varying amounts between 2003 and 2009. The alternative minimum tax credits may be carried forward indefinitely under current U.S. law.

NOTE 13.

SEGMENT AND RELATED INFORMATION

     The Company's nine business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into two reportable segments--oilfield and process--since the long-term financial performance of these reportable segments is affected by similar economic conditions.

     OILFIELD: This segment consists of eight business units - Baker Atlas, Baker Hughes INTEQ, Baker Oil Tools, Baker Petrolite, Centrilift, E&P Solutions, Hughes Christensen and Western Geophysical - that manufacture and sell equipment and provide services used in the drilling, completion, production and maintenance of oil and gas wells and in reservoir measurement and evaluation. The principal markets for this segment include all major oil and gas producing regions of the world including North America, Latin America, Europe, Africa, the Middle East and the Far East. Customers include major multinational, independent and national or state-owned oil companies.

     PROCESS: This segment consists of one business unit--Baker Process --that manufactures and sells process equipment for separating solids from liquids and liquids from liquids through filtration, sedimentation, centrifugation and floatation processes. The principal markets for this segment include all regions of the world where there are significant industrial and municipal wastewater applications and base metals activity. Customers include municipalities, contractors, engineering companies and pulp and paper, minerals, industrial, and oil and gas producers.

     The accounting policies of the reportable segments are the same as those described in Note 2 of Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on income before income taxes, accounting changes, nonrecurring items, and interest income and expense. Intersegment sales and transfers are not significant.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate-related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

                                    Oilfield       Process         Other            Total
                                   ----------     ----------     ----------      ----------
1998
Revenues                           $  5,801.8     $    490.2     $     19.9      $  6,311.9
Segment profit (loss)                   737.7           24.1       (1,042.9)         (281.1)
Total assets                          6,969.2          425.4          416.2         7,810.8
Capital expenditures                  1,258.5           17.2           42.5         1,318.2
Depreciation, depletion
  and amortization                      729.7           12.9           15.7           758.3

Transition period
Revenues                           $  1,441.6     $    124.1     $      7.2      $  1,572.9
Segment profit (loss)                   215.2            9.0          (45.0)          179.2
Total assets                          6,314.8          375.3          540.5         7,230.6
Capital expenditures                    279.0            1.6           16.0           296.6
Depreciation, depletion
  and amortization                      135.7            2.7            3.3           141.7

1997
Revenues                           $  4,942.3     $    386.1     $     15.2      $  5,343.6
Segment profit (loss)                   676.8           36.3         (348.8)          364.3
Total assets                          6,222.2          363.7          501.1         7,087.0
Capital expenditures                  1,013.0            6.4           28.3         1,047.7
Depreciation, depletion
  and amortization                      529.9            8.4           16.6           554.9

1996
Revenues                           $  4,065.4     $    352.8     $     27.6      $  4,445.8
Segment profit (loss)                   518.9           31.2         (134.6)          415.5
Total assets                          4,429.7          258.9        1,108.0         5,796.6
Capital expenditures                    646.4            6.6            4.7           657.7
Depreciation, depletion
  and amortization                      436.5            6.7           21.8           465.0

     The following table presents the details of "Other" segment profit (loss).

                                        YEAR ENDED   THREE MONTHS ENDED          YEAR ENDED
                                        DECEMBER 31,     DECEMBER 31,           SEPTEMBER 30,
                                           1998             1997            1997            1996
                                        ----------      ----------      ----------      ----------
Corporate expenses                      $    (88.9)     $    (21.6)     $    (61.8)     $    (59.2)
Interest expense-net                        (145.4)          (23.4)          (87.8)          (83.0)
Unusual charge                              (215.8)                          (52.1)          (39.6)
Acquired in-process research
  and development                                                           (118.0)
Nonrecurring charges to costs
  of revenues and SG&A                      (373.7)                          (21.9)
Gain on sale of Varco stock                                                                   44.3
Merger related costs                        (219.1)
Spin-off related costs                                                        (8.4)
Other                                                                          1.2             2.9
                                        ----------      ----------      ----------      ----------
Total                                   $ (1,042.9)     $    (45.0)     $   (348.8)     $   (134.6)
                                        ==========      ==========      ==========      ==========

     The following table presents consolidated revenues by country based on the location of the use of the product or service.


                                        YEAR ENDED   THREE MONTHS ENDED          YEAR ENDED
                                        DECEMBER 31,     DECEMBER 31,           SEPTEMBER 30,
                                           1998             1997            1997            1996
                                        ----------      ----------      ----------      ----------

United States                           $  2,196.4     $    545.6     $  1,849.0     $  1,479.3
United Kingdom                               572.2          117.8          426.6          383.1
Venezuela                                    350.4          107.5          383.0          246.8
Norway                                       269.7           64.2          222.8          185.4
Canada                                       257.8           87.6          266.3          203.9
Other countries
 (approximately
 65 countries)                             2,665.4          650.2        2,195.9        1,947.3
                                        ----------     ----------     ----------     ----------
  Total                                 $  6,311.9     $  1,572.9     $  5,343.6     $  4,445.8
                                        ==========     ==========     ==========     ==========

     The following table presents long-lived assets by country based on the location of the asset.


                                        YEAR ENDED   THREE MONTHS ENDED          YEAR ENDED
                                        DECEMBER 31,     DECEMBER 31,           SEPTEMBER 30,
                                           1998             1997            1997            1996
                                        ----------      ----------      ----------      ----------

United States                           $    929.0     $    879.2     $    823.7     $    547.4
United Kingdom                               242.0          204.2          192.7          118.9
Venezuela                                     70.1           70.8           54.8           45.6
Nigeria                                       86.9           41.4           38.9           30.4
Norway                                        50.0           37.2           32.0           45.5
Other countries                              367.9          319.6          340.6          178.8
Western Geophysical
 mobile assets *                             546.4          426.6          426.6          324.6
                                        ----------     ----------     ----------     ----------
  Total                                 $  2,292.3     $  1,979.0     $  1,909.3     $  1,291.2
                                        ==========     ==========     ==========     ==========

     * These assets represent marine seismic vessels, land crews and related equipment that are mobile and move frequently between countries. Data processing centers, land and buildings have been included in the countries where these assets are located.

NOTE 14.

EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PENSION PLANS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company adopted SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which is effective for the Company for the year ended December 31, 1998. The statement revises the required disclosures about pensions and postretirement benefit plans. The Company has several noncontributory defined benefit pension plans covering various domestic and foreign employees. Generally, the Company makes annual contributions to the plans in amounts necessary to meet minimum governmental funding requirements.

     The Company has a defined benefit postretirement plan that provides certain health care and life insurance benefits for substantially all U.S. employees who retire having met certain age and service requirements.

                                                                                                  Postretirement Benefits
                                                            Pension Benefits                        Other Than Pensions
                                                            ----------------                      -----------------------
                                                    Year Ended       Three Months Ended      Year Ended       Three Months Ended
                                                 December 31, 1998    December 31, 1997   December 31, 1998    December 31, 1997
                                                 -----------------    -----------------   -----------------    -----------------
Change in benefit obligation:
Benefit obligation at beginning of year             $184.6               $178.3             $ 115.7              $ 116.0
Service cost                                           5.0                  1.2                 1.6                  0.3
Interest cost                                         13.3                  3.3                 8.4                  2.0
Plan participants' contributions                       1.1
Acquisition                                                                 2.8
Amendments                                                                                     (2.1)                 0.2
Actuarial (gain)/loss                                 24.5                  1.8                 7.0
Curtailment loss                                       2.5                                      2.1
Settlement gain                                       (6.7)
Benefits paid                                         (9.0)                (1.9)               (9.0)                (2.8)
Exchange rate adjustment                               2.5                 (0.9)
                                                    ------               ------             -------              -------
Benefits obligation at end of year                   217.8                184.6               123.7                115.7
                                                    ------               ------             -------              -------
Change in plan assets:
Fair value of plan assets at beginning of year       269.3                260.3
Actual return on plan assets                           2.0                  7.3
Employer contribution                                  2.0                  0.3
Settlement                                            (6.7)
Plan participants' contributions                       1.1
Acquisition                                                                 3.4
Benefits paid                                         (7.4)                (1.7)
Exchange rate adjustment                               1.9                 (0.3)
                                                    ------               ------             -------              -------
Fair value of plan assets at end of year             262.2                269.3                 --                   --
                                                    ------               ------             -------              -------
Funded status                                         44.4                 84.7              (123.7)              (115.7)
Unrecognized actuarial (gain)/loss                    23.0                (17.0)               (4.2)               (10.3)
Unrecognized prior service cost                        0.7                  0.4                (2.2)                (0.1)
                                                    ------               ------             -------              -------
Net amount recognized                                 68.1                 68.1              (130.1)              (126.1)
Benefits paid - October to December 1998               0.5                                      2.8
                                                    ------               ------             -------              -------
Net amount recognized                               $ 68.6               $ 68.1             $(127.3)             $(126.1)
                                                    ======               ======             =======              =======


                                                                                                 Postretirement Benefits
                                                            Pension Benefits                       Other Than Pensions
                                                            ----------------                     -----------------------
                                                    Year Ended       Three Months Ended      Year Ended       Three Months Ended
                                                 December 31, 1998    December 31, 1997   December 31, 1998    December 31, 1997
                                                 -----------------    -----------------   -----------------    -----------------

Amounts recognized in the statement of
 financial position consist of:
  Prepaid benefit cost                              $96.2                 $87.2
  Accrued benefit liability                         (34.9)                (24.7)            $(127.3)             $(126.1)
  Intangible asset                                    0.5                   0.2
  Accumulated other comprehensive income              6.8                   5.4
                                                    ------               ------             -------              -------
Net amount recognized                               $68.6                 $68.1             $(127.3)             $(126.1)
                                                    =====                 =====             =======              =======

                                                     Year Ended        Three Months Ended          Year Ended SEPTEMBER 30,
Pension Benefits                                 DECEMBER 31, 1998     DECEMBER 31, 1997          1997                 1996
                                                 -----------------     -----------------      ------------         ------------
Weighted-average assumptions:
Discount rate                                               6.54%                7.51%                7.56%                7.90%
Expected return on plan assets                              8.68%                8.92%                8.92%                8.81%
Rate of compensation increase                               3.95%                3.89%                3.73%                4.73%

Components of net periodic benefit cost:
Service cost                                        $        5.0         $        1.2         $        3.9         $        3.0
Interest cost                                               13.3                  3.3                  7.7                  5.2
Expected return on plan assets                             (22.5)                (5.4)                (9.9)                (6.1)
Amortization of transition (asset)/obligation                                                         (0.1)                (0.4)
Recognized actuarial (gain)/loss                            (0.1)                (0.2)                 0.3                  0.1
                                                    ------------         ------------         ------------         ------------
Net periodic benefit cost                                   (4.3)                (1.1)                 1.9                  1.8
Curtailment effect recognized                                2.5
                                                    ------------         ------------         ------------         ------------
Total net periodic benefit cost                     $       (1.8)        $       (1.1)        $        1.9         $        1.8
                                                    ============         ============         ============         ============


Postretirement Benefits                              Year Ended        Three Months Ended          Year Ended SEPTEMBER 30,
Other Than Pensions                              DECEMBER 31, 1998     DECEMBER 31, 1997          1997                 1996
                                                 -----------------     -----------------      ------------         ------------
Weighted-average assumptions:
Discount rate                                               6.75%                7.50%                7.48%                7.50%
Components of net periodic benefit cost:
Service cost                                        $        1.6         $        0.3         $        1.3         $        1.3
Interest cost                                                8.4                  2.0                  7.6                  7.4
Recognized actuarial (gain)/loss                              .3                                        .1
                                                    ------------         ------------         ------------         ------------
Net periodic benefit cost                           $       10.3         $        2.3         $        9.0         $        8.7
                                                    ============         ============         ============         ============


     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $43.8 million, $39.0 million and $11.0 million as of December 31, 1998, and $30.7 million, $26.3 million and $4.5 million as of December 31, 1997.

     The assumed health care cost trend rate used in measuring the accumulated benefit obligation for postretirement benefits other than pensions as of December 31, 1998 was 6.50% for 1999 declining gradually each successive year until it reaches 5% in 2002. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                    1-Percentage          1-Percentage
                                   Point Increase        Point Decrease
                                   --------------        --------------
Effect on total service
  and interest cost components        $  426.0             $  (411.0)
Effect on postretirement
  benefit obligation                   5,237.0              (5,103.0)

DEFINED CONTRIBUTION PLANS

     During the periods reported, generally all Baker Hughes U.S. employees (other than those employed at the time by Western Atlas) not covered under one of the Baker Hughes pension plans were eligible to participate in the Baker Hughes sponsored Thrift Plan. The Thrift Plan allows eligible employees to elect to contribute from 2 percent to 15 percent of their salaries to an investment trust. Employee contributions are matched by the Company at the rate of $1.00 per $1.00 employee contribution for the first 2 percent and $.50 per $1.00 employee contribution for the next 4 percent of the employee's salary. In addition, the Company contributes for all eligible employees between 2 percent and 5 percent of their salary depending on the employee's age as of January 1 each year. Such contributions become fully vested to the employee after five years of employment. Baker Hughes' contribution to the Thrift Plan and other defined contribution plans amounted to $51.0 million, $10.6 million, $35.9 million and $30.0 million in 1998, the Transition Period, 1997 and 1996, respectively.

     During the periods reported, most of Western Atlas' U.S. employees were covered by a defined contribution plan. Western Atlas contributed an amount based on its consolidated pretax earnings in accordance with the provisions of such plan. This plan includes a voluntary savings feature that is intended to qualify under Section 401(k) of the Internal

Revenue Code and is designed to enhance the retirement programs of participating employees. Under this feature, Western Atlas matches up to 67 percent of a certain portion of participants' contributions. Western Atlas' contributions to this plan were $31.4 million, $10.5 million, $39.0 million, and $32.8 million in 1998, the Transition Period, 1997 and 1996, respectively.

POSTEMPLOYMENT BENEFITS

     During the periods reported, the Company provided certain postemployment disability and medical benefits to substantially all qualifying former or inactive Baker Hughes U.S. employees (other than those employed at the time by Western Atlas) following employment but before retirement. Disability income benefits ("Disability Benefits"), available at the date of hire, are provided through a qualified plan which has been funded by contributions from the Company and employees. The primary asset of the plan is a guaranteed insurance contract with an insurance company which currently earns interest at 7.2 percent. The actuarially determined obligation is calculated at a discount rate of 6.5 percent. Disability Benefits expense was $2.9 million, $.5 million and $1.1 million in 1998, the Transition Period and 1997, respectively. Disability Benefits income was $.1 million in 1996. The continuation of medical, life insurance and Thrift Plan benefits while on disability, and the service related salary continuance benefits ("Continuation Benefits") were provided through a nonqualified, unfunded plan until April 1997. The continuation of the medical benefit portion of the plan was merged into the disability income benefits plan beginning in April 1997. Expense for Continuation Benefits, which is primarily interest cost on the projected benefit obligation, was $3.8 million, $.7 million, $3.3 million and $2.9 million for 1998, the Transition Period, 1997 and 1996, respectively.

     The following table sets forth the funded status and amounts recognized in the Company's consolidated statements of financial position for Disability Benefits and Continuation Benefits:


                                  December 31, 1998        December 31, 1997
                                  -----------------        -----------------
Actuarial present value
 of accumulated benefit
 obligation                            $  (46.3)                $  (40.2)
Plan assets at fair value                  15.1                     15.0
                                       --------                 --------
Accumulated benefit
  obligation in excess of
  plan assets                             (31.2)                   (25.2)
Unrecognized net loss                       8.9                      5.7
                                       --------                 --------
Postemployment liability               $  (22.3)                $  (19.5)
                                       ========                 ========

     Health care cost assumptions used to measure the Continuation Benefits obligation are similar to the assumptions used in determining the obligation for postretirement health care benefits. Additional assumptions used in the accounting for Continuation Benefits were a discount rate of 6.5 percent in 1998, 7.0 percent in the Transition Period and 1997, and increases in compensation of 5.0 percent for all periods presented.

NOTE 15.

LITIGATION

     The Company is sometimes named as a defendant in litigation relating to the products and services it provides. The Company insures against these risks to the extent deemed prudent by its management, but no assurance can be given that the nature and amount of such insurance will in every case fully indemnify the Company against liabilities arising out of pending and future legal proceedings relating to its ordinary business activities. Many of these policies contain self insured retentions in amounts the Company deems prudent.

NOTE 16.

ENVIRONMENTAL MATTERS

     The Company's past and present operations include activities which are subject to extensive federal and state environmental regulations. The Company has been identified as a potentially responsible party ("PRP") in remedial activities related to various "Superfund" sites. Applicable federal law imposes joint and several liability on each PRP for the cleanup of these sites leaving the Company with the uncertainty that it may be responsible for the remediation cost attributable to other PRPs who are unable to pay their share of the remediation costs. Generally, the Company has estimated its share of such total cost based on the ratio that the number of gallons of waste estimated to have been contributed to the site by the Company bears to the total number of gallons of waste estimated to have been disposed at the site. The Company has accrued what it believes to have been its pro rata share of the total cost of remediation of these Superfund sites based upon such a volumetric calculation. No accrual has been made under the joint and several liability concept since the Company believes that the probability that it will have to pay material costs above its volumetric share is remote. The Company believes there are other PRPs who have greater involvement on a volumetric calculation basis, who have substantial assets and who may be reasonably expected to pay their share of the cost of remediation. In some cases, the Company has insurance coverage or contractual indemnities from third parties to cover the ultimate liability.

     At December 31, 1998 and 1997, the Company had accrued $26.4 million, and $23.7 million, respectively, for remediation costs, including the Superfund sites referred to above. The measurement of the accruals for remediation costs is subject to uncertainty, including the evolving nature of environmental regulations and the difficulty in estimating the extent and type of remediation activity that will be utilized. The Company believes that the likelihood of material losses in excess of those amounts recorded is remote.

NOTE 17.

OTHER MATTERS

Supplemental consolidated statement of operations information is as follows:

                                                     Three Months
                                        Year Ended      Ended             Year Ended
                                        December 31,  December 31,       September 30,
                                           1998          1997          1997          1996
                                          -------       -------       -------       -------
Rental expense (generally
 transportation equipment
 and warehouse facilities)                $   190.4     $    40.5     $   154.2     $   114.6
Research and development                      128.4          31.8         118.7          98.8
Income taxes paid                             134.5          64.7         148.7          84.2
Interest paid                                 150.3          33.1          92.4          90.0

NOTE 18.

COMMITMENTS AND CONTINGENCIES

     At December 31, 1998, the Company had commitments outstanding for capital expenditures under purchase orders and contracts of approximately $214.2 million. Of this amount, $145.1 million related primarily to construction of two seismic vessels. The cost of the vessels and related equipment is currently estimated to be $204.0 million, excluding capitalized interest. Completion of the vessels, including all related seismic equipment, is now expected for the year 2000.

     At December 31, 1998, the Company had long-term operating leases covering certain facilities and equipment on which minimum annual rental commitments for each of the five years in the period ending December 31, 2003 are $61.5 million, $45.2 million, $26.4 million, $16.6 million and $7.4 million, respectively, and $40.9 million in the aggregate thereafter. The Company has not entered into any significant capital leases.

     For the purpose of governing certain relationships between UNOVA and the Company after the Spin-off, UNOVA and the Company entered into various agreements including a Distribution and Indemnity Agreement, a Tax-Sharing Agreement, a Benefits Agreement and an Intellectual Property Agreement.

NOTE 19.

QUARTERLY DATA (UNAUDITED)

                                                                        Fiscal Year 1998 *
                                      ---------------------------------------------------------------------------------------
                                        First             Second              Third              Fourth              Total
(PER SHARE AMOUNTS IN DOLLARS)         Quarter            Quarter            Quarter             Quarter          Fiscal Year
                                      ---------          ---------          ---------           ---------         -----------
Revenues                              $ 1,648.1          $ 1,659.7          $ 1,584.9           $ 1,419.2          $ 6,311.9
Gross profit **                           531.0              513.9              160.1               396.0            1,601.0
Income (loss) from continuing
 operations before cumulative
 effect of accounting change              112.9              118.1             (534.5)                6.1             (297.4)
Net income (loss)                         112.9              118.1             (534.5)                6.1             (297.4)
Per share of
 common stock:
 Income (loss) from continuing
  operations before cumulative
  effect of accounting change
  Basic                                    0.36               0.37              (1.65)               0.02              (0.92)
  Diluted                                  0.35               0.36              (1.65)               0.02              (0.92)
 Net income (loss)
  Basic                                    0.36               0.37              (1.65)               0.02              (0.92)
  Diluted                                  0.35               0.36              (1.65)               0.02              (0.92)
Common stock market prices:
  High                                $   44.13          $   44.00          $   34.94           $   23.88
  Low                                 $   34.88          $   33.13          $   17.75           $   15.00

                                 Three Months
                                    Ended
                                 December 31,
                                     1997*                              Fiscal Year 1997*
                                   ---------     -------------------------------------------------------------------
(PER SHARE AMOUNTS IN DOLLARS)     Transition      First         Second        Third          Fourth         Total
                                    Period        Quarter        Quarter       Quarter        Quarter     Fiscal Year
                                   ---------     ---------      ---------     ---------      ---------     ---------
Revenues                           $ 1,572.9     $ 1,206.7      $ 1,268.7     $ 1,337.5      $ 1,530.7     $ 5,343.6
Gross profit **                        527.2         365.9          386.2         428.4          486.2       1,666.7
Income (loss) from continuing
 operations before cumulative
 effect of accounting change           111.2          67.6           74.6         109.8          (51.1)        200.9
Net income (loss)                      114.0          70.2         (111.9)        123.9          (48.3)         33.9
Per share of
 common stock:
 Income (loss) from continuing
  operations before cumulative
  effect of accounting change
  Basic                                 0.35          0.23           0.25          0.37          (0.16)         0.67
  Diluted                               0.34          0.23           0.25          0.36          (0.16)         0.66
 Net income (loss)
  Basic                                 0.36          0.24          (0.38)         0.42          (0.15)         0.11
  Diluted                               0.35          0.24          (0.36)         0.41          (0.15)         0.11
Common stock market prices:
  High                             $   49.63     $   38.88      $   41.25     $   40.13      $   47.25
  Low                              $   39.00     $   29.50      $   34.13     $   32.63      $   38.38


* See Note 2 for accounting changes; see Note 3 for discontinued operations; see Note 7 for acquisitions and dispositions; see Note 8 for unusual charges.

**   Represents revenues less costs of revenues.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The Company hereby amends section (a)(2) of Item 14 of the 10-K by adding the following:

          Schedule II    Valuation and Qualifying Accounts

     The Company hereby files as an exhibit to this Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 1998 the following:

     23.1     Consent of Deloitte & Touche LLP

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of July, 1999.

                                         BAKER HUGHES INCORPORATED

                                         By  /s/ G.S. FINLEY
                                            -----------------------------------
                                            G.S. Finley
                                            Senior Vice President -- Finance
                                            and Administration and Chief
                                            Financial Officer

BAKER HUGHES INCORPORATED
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

                                                                         ADDITIONS
                                                                -----------------------------
                                                BALANCE AT      CHARGED TO         CHARGED TO                      BALANCE AT
                                               BEGINNING OF      COSTS AND           OTHER                           END OF
DESCRIPTION                                       PERIOD          EXPENSES          ACCOUNTS      DEDUCTIONS         PERIOD
-----------                                    ------------     ----------         ----------     ----------         ------
YEAR ENDED DECEMBER 31, 1998:                                                         (a)
   Reserve for doubtful accounts receivable       $ 54.4           $ 14.6                          $ (18.9)          $ 50.1

   Reserve for inventories                         146.6            174.7                            (91.7)           229.6


THREE MONTHS ENDED DECEMBER 31, 1997:
   Reserve for doubtful accounts receivable         51.8              2.0              2.8            (2.2)            54.4

   Reserve for inventories                         138.1             11.7              4.6            (7.8)           146.6


YEAR ENDED SEPTEMBER 30, 1997:
   Reserve for doubtful accounts receivable         42.7             23.6              2.4           (16.9)            51.8

   Reserve for inventories                         126.6             40.8              1.7           (31.0)           138.1


YEAR ENDED SEPTEMBER 30, 1996:
   Reserve for doubtful accounts receivable         38.5             22.5                            (18.3)            42.7

   Reserve for inventories                         128.0             26.5              1.1           (29.0)           126.6


(a) Represents reclassifications and acquisitions.

                               INDEX TO EXHIBITS


Exhibit No.                       Description
-----------                       -----------

   23.1                  Independent Auditors' Consent