Form 10-Q/A
period 1999-03-31
BAKER HUGHES INC
filed 1999-07-19
CIK 808362

---------------------------------------------------------------------------



                                   FORM 10-Q/A
                                (Amendment No. 1)
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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


                          -----------------------------

                          Commission file number 1-9397

                          -----------------------------

                            BAKER HUGHES INCORPORATED
             (Exact name of registrant as specified in its charter)


             Delaware                                         76-0207995
(State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                      Identification No.)
 3900 Essex Lane, Houston, Texas                                77027
(Address of principal executive offices)                      (Zip code)

    Registrant's telephone number, including area code:  (713) 439-8600

                          -----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                           Outstanding at July 2, 1999
              -----                           ---------------------------

Common Stock, $1.00 par value per share           327,735,400 shares



---------------------------------------------------------------------------

                         BAKER HUGHES INCORPORATED


     Baker Hughes Incorporated hereby amends Items 2 and 3 of Part I of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 (SEC File No. 1-9397) to read in their entirety as follows:

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS CONTINUED


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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS CONTINUED

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

Merger Related Charges

     In connection with the merger with Western Atlas Inc. (the "Merger"), in 1998 the Company recorded Merger related costs of $219.1 million. Cash provisions of the Merger related costs totaled $160.9 million. The categories of costs incurred, the actual cash payments made and the accrued balances at March 31, 1999 are summarized below:

                                                  Paid in the    Accrued
                                         Paid in  March 1999   Balance at
                                 Total    1998      Quarter  March 31, 1999
                                -------  -------  ---------  --------------
Cash costs
Transaction costs               $  51.5  $  46.9  $    1.6   $       3.0
  Employee costs                   87.7     66.7       5.8          15.2
  Other Merger integration
    costs                          21.7      9.8       1.3          10.6
                                -------  -------  --------   -----------
Total                           $ 160.9  $ 123.4  $    8.7   $      28.8
                                =======  =======  ========   ===========

     The Company expects that, of the $28.8 million accrual at March 31, 1999, $14.0 million will be spent by December 31, 1999 and $3.0 million will be spent over a three-year period, with the remaining accrual being spent over the remaining life of the related contractual obligations.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS CONTINUED


                                                  Paid in the    Accrued
                                         Paid in  March 1999   Balance at
                                 Total    1998      Quarter  March 31, 1999
                                -------  -------  ---------  --------------
Cash costs
  Severance for approximately
    5,300 employees             $  64.3  $  26.6  $  17.7       $  20.0
  Integration costs, abandoned
    leases and other contractual
    obligations                    40.0     14.7      7.2          18.1
  Environmental reserves            8.8      4.3                    4.5
  Other cash costs (includes
    litigation reserves)           21.4      4.7      4.1          12.6
                                -------  -------  -------       -------
Total                           $ 134.5  $  50.3  $  29.0       $  55.2
                                =======  =======  =======       =======


     The Company expects that, of the $55.2 million accrual at March 31, 1999, $33.5 million will be spent by December 31, 1999, with the remaining accrual relating to contractual obligations, anticipated legal settlements and environmental remediation.


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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS CONTINUED

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS CONTINUED

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

     The Company's Western Geophysical operating division relies heavily upon Global Positioning System ("GPS") equipment that the U.S. Navy operates. The noncompliance of this equipment is a known problem outside the control of the Company that affects other businesses, the government, the military services and individuals that rely upon GPS services, including most of the Company's competitors. Based upon information obtained from the U.S. government, this system was remediated during early 1999. The Company is not aware of any contingency system that its GPS receivers can utilize if the government's GPS remediation efforts were somehow unsuccessful. A failure to correct the Y2K problems of this equipment could have a material adverse impact on the Company's results of operations.

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

     Based upon the status of the Company's Y2K compliance effort to date and those facts and circumstances known to the Company, the Company believes that the most reasonably likely worst case scenario as a result of Y2K non-compliance would be as follows:

     o the Company's INTEQ division (and to a lesser extent, its Baker Atlas division) is unable to complete deployment of Y2K compliant data acquisition systems by December 31, 1999;

     o Baker Process is unable to complete implementation of Y2K compliant business systems by the end of the fourth quarter of 1999;

     o the infrastructure in certain international locations such as countries in Latin America, the Middle and Far East and Africa, would experience failures in utility service because the utility service providers are not Y2K compliant; and

     o critical vendors of the Company fail to perform because they are not Y2K compliant.

     The occurrence of any or all of these events could have a material adverse effect on the Company's results of operations, liquidity or financial position. Although the occurrence of these events is what the Company believes is the most reasonably likely worst case scenario, these events may or may not occur, and the Company cannot predict what will actually occur. Other events might occur that also could have a material adverse effect on the Company's results of operations, liquidity or financial position.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS CONTINUED

EURO CONVERSION

     A single European currency ("the Euro") was introduced on January 1, 1999, at which time the conversion rates between the old, or legacy, currencies and the Euro were set for 11 participating member countries. However, the legacy currencies in those countries will continue to be used as legal tender through January 1, 2002. Thereafter, the legacy currencies will be canceled, and Euro bills and coins will be used in the 11 participating countries.

     Most of the Company's products and services are essentially priced with reference to U.S. dollar-denominated prices. Because of this, the Company does not believe that it will be subject to a significant increase in pricing transparency due to the introduction of the Euro. The Company's customers may require billing in two or more currencies. Until the Company's financial computer systems are modified or replaced to handle Euro-denominated transactions, the Company will, in most cases, need to apply a methodology whereby legacy currencies are first converted into Euros according to a legally prescribed fixed exchange ratio and then, when the customer requires, converted from Euros to a second national currency. The Company does not believe that this conversion will materially affect its contracts. Most of the Company's contracts are either bids in responses to requests for tenders or purchase orders. These contracts are either priced in purchase and sales orders, which are short term in nature, or in longer term contracts that are sufficiently flexible to permit pricing in multiple currencies. The Euro conversion period is longer than most of the pricing features of these contracts, thus permitting a pricing conversion to the Euro as new orders are issued. The same is true with most of the Company's contracts with vendors.

     During the June 1997 quarter, the Company began a multi-year initiative designed to develop and implement an enterprise-wide software system. The initiative, named "Project Renaissance," will utilize SAP R/3 as its software platform across the entire Company and is expected to cost in excess of $300 million over a four-year period. SAP R/3 is programmed to process in Euros for most of the Company's accounting, financial and operational functions, and the Company expects that the implementation of this system will address its Euro issues in these areas. Because the Company has engaged in this implementation for operational purposes and not solely to address Euro issues, the Company has not separately determined the cost of converting these systems for use with the Euro. These Euro conversion costs are embedded in the cost of Project Renaissance and are not susceptible to separate quantification. The Company has scheduled implementation of SAP R/3 in its major European operations prior to January 1, 2002.

     The Company may make certain modifications to its legacy computer systems to address certain Euro conversion issues, pending full implementation of SAP R/3. The Company is presently assessing these conversion modifications and their costs.

     In connection with an internal reorganization of the structure of the Company's subsidiaries and cash management procedures, the Company has instituted a new cash management system that the Company believes is able to process transactions in Euros. The Company does not presently have any

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS CONTINUED



interest rate or currency swaps that are denominated in Euro legacy currencies.

     The Company has appointed coordinators to address Euro conversion issues in France, Germany, Italy, The Netherlands, Denmark, Norway and the United Kingdom, the major centers of the Company's European operations that could be affected by the Euro conversion. The Company continues to assess the impact of the Euro on its operations and financial, accounting and operational systems. The Company does not presently anticipate that the transition to the Euro will have a significant impact on its results of operations, financial position or cash flows.

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




                                       BAKER HUGHES INCORPORATED
                                              (Registrant)



Date:  July 19, 1999                   By   /s/ G.S. FINLEY
                                           -----------------------------------
                                           G.S. Finley
                                           Senior Vice President--
                                           Finance and Administration
                                           and Chief Financial Officer