Form 10-Q
period 1999-06-30
BAKER HUGHES INC
filed 1999-08-16
CIK 808362

--------------------------------------------------------------------------------


                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                          -----------------------------

               X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              ---      OF THE SECURITIES EXCHANGE ACT OF 1934


                          -----------------------------

                          Commission file number 1-9397

                          -----------------------------

                            BAKER HUGHES INCORPORATED
             (Exact name of registrant as specified in its charter)


             Delaware                                       76-0207995
   (State or other jurisdiction                           (IRS Employer
 of incorporation or organization)                      Identification No.)

    3900 Essex Lane, Houston, Texas                             77027
(Address of principal executive offices)                      (Zip code)

    Registrant's telephone number, including area code:  (713) 439-8600

                          -----------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---     ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                          Outstanding at July 31, 1999
             -------                        -------------------------------

Common Stock, $1.00 par value per share            328,850,000 shares



---------------------------------------------------------------------------

                         BAKER HUGHES INCORPORATED




                                   INDEX


                                                                       Page
                                                                        No.
                                                                       ----
Part I - Financial Information:

    Consolidated Condensed Statements of Operations - Three months
         and six months ended June 30, 1999 and 1998                     2

    Consolidated Condensed Statements of Financial Position
         - June 30, 1999 and December 31, 1998                           3

    Consolidated Condensed Statements of Cash Flows - Six months
         ended June 30, 1999 and 1998                                    4

    Notes to Consolidated Condensed Financial Statements                 5

    Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                          10


Part II - Other Information                                             25


                          PART I. FINANCIAL INFORMATION
                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In millions, except per share amounts)
                                   (Unaudited)


                                 Three Months Ended     Six Months Ended
                                       June 30,              June 30,
                                   1999       1998       1999       1998
                                ---------  ---------  ---------  ---------
Revenues                        $ 1,211.0  $ 1,659.7  $ 2,536.2  $ 3,307.8
                                ---------  ---------  ---------  ---------
Costs and expenses:
  Costs of revenues                 964.0    1,264.9    1,999.9    2,507.9
  Selling, general and
    administrative                  164.3      177.7      350.5      379.4
  Unusual credit                    (33.4)                (33.4)
                                ---------  ---------  ---------  ---------
    Total costs and expenses      1,094.9    1,442.6    2,317.0    2,887.3
                                ---------  ---------  ---------  ---------
Operating income                    116.1      217.1      219.2      420.5
Interest expense                    (41.9)     (37.0)     (82.9)     (67.9)
Interest income                       2.7         .4        6.3        2.0
                                ---------  ---------  ---------  ---------
Income before income taxes           76.9      180.5      142.6      354.6
Income taxes                         (9.9)     (62.4)     (32.9)    (123.6)
                                ---------  ---------  ---------  ---------
Net income                      $    67.0  $   118.1  $   109.7  $   231.0
                                =========  =========  =========  =========

Earnings Per Share of Common
  Stock:
    Basic                       $     .20  $     .37 $      .33 $      .73
                                =========  =========  =========  =========
    Diluted                     $     .20  $     .36 $      .33 $      .71
                                =========  =========  =========  =========

Cash dividends per share of
  common stock                  $    .115  $    .115 $      .23 $      .23
                                =========  =========  =========  =========


   See accompanying notes to consolidated condensed financial statements.

                         BAKER HUGHES INCORPORATED
          CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                               (In millions)
                                (Unaudited)


                                  ASSETS


                                                   June 30,    December 31,
                                                     1999          1998
                                                   ---------   ------------
Current Assets:
  Cash and cash equivalents                        $    23.8     $    16.6
  Accounts receivable, net                           1,223.3       1,422.3
  Inventories                                          943.6       1,065.7
  Other current assets                                 207.9         219.9
                                                   ---------     ---------
    Total current assets                             2,398.6       2,724.5
Property, net                                        2,224.1       2,292.3
Goodwill and other intangibles, net                  1,879.8       1,898.4
Multiclient seismic data and other assets              996.6         895.6
                                                   ---------     ---------
    Total assets                                   $ 7,499.1     $ 7,810.8
                                                   =========     =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current portion of
    long-term debt                                 $    32.1     $    44.4
  Accounts payable                                     434.2         560.5
  Payroll and related expenses                         210.9         284.3
  Other current liabilities                            290.0         420.7
                                                   ---------     ---------
    Total current liabilities                          967.2       1,309.9
                                                   ---------     ---------
Long-term debt                                       2,850.7       2,726.3
                                                   ---------     ---------
Deferred income taxes                                  112.5         156.5
                                                   ---------     ---------
Deferred revenue and other long-term liabilities       323.9         418.7
                                                   ---------     ---------
Stockholders' Equity:
  Common stock                                         327.7         327.1
  Capital in excess of par value                     2,940.5       2,931.8
  Retained earnings                                    134.8         100.4
  Foreign currency translation adjustment             (173.2)       (155.4)
  Unrealized gain(loss) on securities available
    for sale                                            19.4          (0.1)
  Pension liability adjustment                          (4.4)         (4.4)
                                                   ---------     ---------
    Total stockholders' equity                       3,244.8       3,199.4
                                                   ---------     ---------
    Total liabilities and stockholders' equity     $ 7,499.1     $ 7,810.8
                                                   =========     =========

   See accompanying notes to consolidated condensed financial statements.

                         BAKER HUGHES INCORPORATED
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (In millions)
                                (Unaudited)


                                                        Six Months Ended
                                                            June 30,
                                                        1999        1998
                                                      ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $   109.7  $   231.0
Adjustments to reconcile net income to net cash
  flows from operating activities:
    Depreciation, depletion and amortization              403.8      351.6
    Provision(benefit) for deferred income taxes          (13.3)      27.9
    Noncash portion of nonrecurring items                   3.2
    Gain on disposal of assets                            (42.7)     (24.9)
    Change in receivables                                 197.7       21.0
    Change in inventories                                 120.0      (82.6)
    Change in accounts payable                           (125.0)     (31.3)
    Changes in other assets and liabilities              (380.7)     (23.3)
                                                      ---------  ---------
Net cash flows from operating activities                  272.7      469.4
                                                      ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for capital assets and multiclient
    seismic data                                         (386.6)    (660.6)
  Proceeds from disposal of assets                         79.9       49.4
  Acquisition of businesses, net of cash acquired                   (461.3)
                                                      ---------  ---------
Net cash flows from investing activities                 (306.7)  (1,072.5)
                                                      ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) from commercial paper,
    revolving credit facilities and short-term debt      (751.9)     685.3
  Repayment of matured indebtedness                      (150.0)     (65.4)
  Net proceeds from issuance of notes                   1,010.7
  Proceeds from issuance of common stock                    9.3       19.0
  Dividends                                               (75.3)     (39.1)
                                                      ---------  ---------
Net cash flows from financing activities                   42.8      599.8
Effect of exchange rate changes on cash                    (1.6)       1.3
                                                      ---------  ---------
Increase(decrease) in cash and cash equivalents             7.2       (2.0)
Cash and cash equivalents, beginning of period             16.6       41.9
                                                      ---------  ---------
Cash and cash equivalents, end of period              $    23.8  $    39.9
                                                      =========  =========

Income taxes paid                                     $    86.0  $    77.6
Interest paid                                         $    74.7  $    60.3

   See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1. Basis of Presentation

General

    In the opinion of Baker Hughes Incorporated ("Baker Hughes" or the "Company"), the unaudited consolidated condensed financial statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the Company's consolidated financial position as of June 30, 1999, its consolidated results of operations for the three and six months ended June 30, 1999 and 1998, and its consolidated cash flows for the six months ended June 30, 1999 and 1998. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (see the Company's Annual Report on Form 10-K/A, as amended, for the year ended December 31, 1998 for the most recent annual financial statements prepared in accordance with generally accepted accounting principles). The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. On August 10, 1998, Baker Hughes merged with Western Atlas, Inc. Certain amounts have been reclassified to conform the reporting practices of Baker Hughes and Western Atlas Inc.

    In the notes to consolidated condensed financial statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated.

Comprehensive Income

    Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners.

The Company's total comprehensive income is as follows:


                                   Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                     1999       1998       1999       1998
                                  ---------  ---------  ---------  ---------
Net income                        $    67.0  $   118.1  $   109.7  $   231.0
Other comprehensive income(loss)       16.9        3.6        1.7       (1.7)
                                  ---------  ---------  ---------  ---------
Total comprehensive income        $    83.9  $   121.7  $   111.4  $   229.3
                                  =========  =========  =========  =========

                            BAKER HUGHES INCORPORATED

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


Note 2. Inventories

    Inventories are comprised of the following:


                                                    June 30,    December 31,
                                                      1999          1998
                                                   ---------    -----------
  Finished goods                                   $   767.9     $   855.2
  Work in process                                       69.5          83.2
  Raw materials                                        106.2         127.3
                                                   ---------     ---------
      Total                                        $   943.6     $ 1,065.7
                                                   =========     =========


Note 3. Earnings per Share ("EPS")

    Reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:


                     For the Three Months Ended  For the Three Months Ended
                           June 30, 1999               June 30, 1998
                       Income        Shares        Income        Shares
                     (Numerator)  (Denominator)  (Numerator)  (Denominator)
                      ---------    -----------    ---------    -----------
Basic EPS              $ 67.0         327.5        $118.1         317.9
Effect of dilutive
  securities:
    Stock plans                         2.1                         5.3
    Liquid Yield
      Option Notes                                    1.6           7.2
                       ------         -----        ------         -----
Diluted EPS            $ 67.0         329.6        $119.7         330.4
                       ======         =====        ======         =====


                      For the Six Months Ended    For the Six Months Ended
                           June 30, 1999               June 30, 1998
                        Income       Shares         Income       Shares
                     (Numerator)  (Denominator)  (Numerator)  (Denominator)
                      ---------    -----------    ---------    -----------
Basic EPS              $109.7         327.4        $231.0         317.4
Effect of dilutive
  securities:
    Stock plans                         1.2                         5.0
    Liquid Yield
      Option Notes                                    3.2           7.2
                        -----         -----         -----         -----
Diluted EPS            $109.7         328.6        $234.2         329.6
                        =====         =====         =====         =====

    Securities excluded from the computation of diluted EPS for the three months ended June 30, 1999 that could potentially dilute basic EPS in the future were options to purchase 3.8 million shares and Liquid Yield Option

                         BAKER HUGHES INCORPORATED

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


Notes convertible into 7.2 million shares. Such securities were excluded as they would be anti-dilutive to basic EPS.


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


                                     Oilfield   Process   Other     Total
                                     --------  --------  --------  --------
Revenues
--------
Three months ended June 30, 1999     $1,110.8  $  100.2            $1,211.0
Three months ended June 30, 1998     $1,526.0  $  127.5  $    6.2  $1,659.7

Six months ended June 30, 1999       $2,325.3  $  210.9            $2,536.2
Six months ended June 30, 1998       $3,043.2  $  250.8  $   13.8  $3,307.8

                         BAKER HUGHES INCORPORATED

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


                                     Oilfield   Process   Other     Total
                                     --------  --------  --------  --------
Segment profit(loss)
--------------------
Three months ended June 30, 1999     $   95.8  $   (2.0) $  (16.9) $   76.9
Three months ended June 30, 1998     $  224.1  $    9.5  $  (53.1) $  180.5

Six months ended June 30, 1999       $  223.6  $   (1.8) $  (79.2) $  142.6
Six months ended June 30, 1998       $  447.2  $   19.5  $ (112.1) $  354.6

Total assets
------------
As of June 30, 1999                  $6,666.4  $  424.4  $  408.3  $7,499.1
As of December 31, 1998              $6,969.2  $  425.4  $  416.2  $7,810.8

    The following table presents the details of "Other" segment profit(loss):


                                    Three Months Ended  Three Months Ended
                                       June 30, 1999       June 30, 1998
                                    ------------------  ------------------
Corporate expenses                       $   (26.4)          $   (16.5)
Interest expense-net                         (39.2)              (36.6)
Unusual credit                                33.4
Nonrecurring item reflected in SG&A           15.3
                                         ---------           ---------
Total                                    $   (16.9)          $   (53.1)
                                         =========           =========


                                     Six Months Ended    Six Months Ended
                                       June 30, 1999       June 30, 1998
                                     ----------------    ----------------
Corporate expenses                       $   (51.3)          $   (46.0)
Interest expense-net                         (76.6)              (65.9)
Unusual credit                                33.4
Nonrecurring item reflected in SG&A           15.3
Other                                                              (.2)
                                         ---------           ---------
Total                                    $   (79.2)          $  (112.1)
                                         =========           =========


Note 5. Debt

    During January and February 1999, the Company issued $400.0 million of 6.875 percent Notes due January 2029, $325.0 million of 6.25 percent Notes due January 2009, $200.0 million of 6.0 percent Notes due February 2009 and $100.0 million of 5.8 percent Notes due February 2003 with effective interest rates of 7.07 percent, 6.36 percent, 6.09 percent and 6.01 percent, respectively. The net proceeds of $1,010.7 million were used to repay $150.0 million of the 7.625 percent Notes due February 1999, commercial paper and other short-term borrowings.

                         BAKER HUGHES INCORPORATED

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


Note 6. Unusual and Other Nonrecurring Items

     In June 1999, the Company completed the sale of a property in Houston, Texas and recognized a net gain of $33.4 million recorded as an unusual credit in the statement of operations. Such property was considered a duplicate facility after the merger with Western Atlas Inc. The Company received net proceeds of $48.2 million that were used to repay outstanding indebtedness.

     During 1998, the Company sold its interest in a joint venture and recorded a write-down to the estimated fair value of the assets received which was reflected in selling, general and administrative ("SG&A") expenses. During the quarter ended June 30, 1999, certain assets obtained as part of the consideration from the sale were sold. The proceeds from the sale were $18.9 million and were received in July 1999. Certain other assets relating to these operations were written-off and will be scrapped. The net gain from these items totaled $15.3 million and is reflected in SG&A expenses.

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

    Baker Hughes' expectations regarding its level of capital expenditures described in "Investing Activities" below are only its forecasts regarding these matters. In addition to the factors described in the previous paragraph and in "Business Environment," these forecasts may be substantially different from actual results, which are affected by the following factors: the accuracy of the Company's estimates regarding its spending requirements; regulatory, legal and contractual impediments to spending reduction measures; the occurrence of any unanticipated acquisition or research and development opportunities; changes in the Company's strategic direction; and the need to replace any unanticipated losses in capital assets.

BUSINESS ENVIRONMENT

    The Company is primarily engaged in the oilfield service industry. Oilfield operations generated more than 90 percent of the Company's consolidated revenues in the six months ended June 30, 1999 and currently consists of eight business units - Baker Atlas, Baker Hughes INTEQ, Baker Oil Tools, Baker Petrolite, Centrilift, E&P Solutions, Hughes Christensen and Western Geophysical - that manufacture and sell equipment and provide related services used in the drilling, completion, production and maintenance of oil and gas wells and in reservoir measurement and evaluation. The business environment for the Company and its corresponding operating results are affected significantly by the oil and gas industry exploration and production expenditures. These expenditures are influenced strongly by oil company expectations about the supply and demand for crude oil and natural gas, energy prices, and finding and development costs. Oil and gas supply and demand, pricing, and finding and development costs, in turn, are influenced by numerous factors including, but not limited to, those described above in "Forward-Looking Statements."

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS CONTINUED


    Four key factors that currently influence the worldwide crude oil market and therefore current and future expenditures for exploration and development by the Company's customers are:

    1) The degree to which certain large producing countries, in particular Saudi Arabia, UAE, Kuwait, Iran, Venezuela and Mexico, are willing and able to restrict production and exports of crude oil.

    2) The increasing rate of depletion of known hydrocarbon reserves. Technological advances are resulting in accelerated decline rates and shorter well lives. In general, accelerated decline rates require additional customer spending to maintain production levels.

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS CONTINUED


Oil and Gas Prices
                                      Three Months Ended  Six Months Ended
                                            June 30,          June 30,
                                          1999   1998       1999   1998
---------------------------------------------------------------------------
West Texas Intermediate Crude ($/bbl)     17.56  14.51      15.20  15.33
U.S. Spot Natural Gas ($/mcf)              2.12   2.10       1.92   2.13

    WTI crude oil price averaged $17.56/bbl in the June 1999 quarter, with prices ranging from $15.83/bbl to $19.28/bbl. The improvement in prices was attributable to improved sentiment regarding OPEC's ability and willingness to control production, improvements in the outlook for the world economy and declining inventories driven largely by market expectations that an Asian economic recovery could occur earlier than previously anticipated. U.S. natural gas prices averaged $2.12/mcf in the June 1999 quarter, with prices ranging from $1.75/mcf to $2.27/mcf. The increase in U.S. natural gas prices compared to the same quarter of 1998 were due to the impact of a warmer summer on consumption and storage injections as well as concern for the industry's ability to meet storage targets by the end of the injection season, which is typically
November 1st.


Rotary Rig Count
                                       Three Months Ended  Six Months Ended
                                             June 30,          June 30,
                                           1999   1998       1999   1998
---------------------------------------------------------------------------
U.S. - Land                                 421    732        437    782
U.S. - Offshore                             100    132        102    134
Canada                                      101    175        194    317
---------------------------------------------------------------------------
  North America                             622  1,039        733  1,233
---------------------------------------------------------------------------
Latin America                               185    261        183    267
North Sea                                    42     59         44     58
Other Europe                                 45     45         43     48
Africa                                       40     83         46     82
Middle East                                 140    167        144    166
Asia Pacific                                145    183        149    184
---------------------------------------------------------------------------
  International                             597    798        609    805
---------------------------------------------------------------------------
Worldwide                                 1,219  1,837      1,342  2,038
---------------------------------------------------------------------------
U.S. Workover                               785  1,122        752  1,210

     Generally, as oil and gas prices decline, expectations of the Company's customers about their prospects from oil and gas sales decline. Consequently, customer expenditures to explore for or produce oil and gas decline. These expenditures include decreased spending on the use of oil and gas rigs. Accordingly, large reductions in rig count generally correspond to reductions in customer spending, which, in turn, correspond to decreased activity levels and decreased revenues to the Company. The reverse is generally true for increases in rig count. Marginal reductions or increases in rig count may or may not have a significant impact on

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS CONTINUED


revenues. There is often a lag between increases or decreases in rig count on customer activity levels and the impact on the Company's revenues.

Outlook

    Oil prices improved in the June 1999 quarter, trading above $20/bbl. Sustaining prices at this level will require continuing adherence by OPEC members to quotas and continued movement towards economic recovery in Asia. Prices are expected to trade between $17/bbl and $21/bbl for the remainder of the year. The Company believes that if OPEC quota adherence falls below 70% then oil could trade below this range. North American natural gas is expected to remain strong for the remainder of the year, trading above $2.25/mcf.

    In response to the improving commodity prices, customer spending in North America is expected to improve sequentially through the end of the year. The strength of the recovery in 2000 will depend on improved customer cash flow, long-term forecasts of commodity prices and weather.

    Outside North America, customer spending is expected to continue its decline into the third quarter. The Company expects customer spending in areas outside of North America to increase modestly in the fourth quarter. Customer spending is expected to increase in 2000 following the customers' annual budget cycle.

RESULTS OF OPERATIONS

Revenues

    Revenues for the three months ended June 30, 1999 were $1,211.0 million, a decrease of 27.0 percent over revenues in the three months ended June 30, 1998 of $1,659.7 million. Geographically, revenues for the three months ended June 30, 1999 were down 24.7 percent in North America and 28.6 percent outside North America compared to the three months ended June 30, 1998. Revenues for the six months ended June 30, 1999 were $2,536.2 million, a decrease of 23.3 percent over the same period in 1998. Oilfield revenues accounted for 91.7% of total consolidated revenues for the three and six months ended June 30, 1999.

    Oilfield revenues decreased 27.2 percent to $1,110.8 million for the three months ended June 30, 1999 from $1,526.0 million in the three months ended June 30, 1998. Oilfield revenues decreased 23.6 percent to $2,325.3 million for the six months ended June 30, 1999 from $3,043.2 million in the six months ended June 30, 1998. Revenues were impacted by lower activity due to reduced customer spending, as evidenced by a 33.6 percent decline in the worldwide rig count, and by lower prices for the Company's products and services, particularly in seismic services, drilling systems, wireline logging, drilling fluids and drill bits.

    Revenues from production of oil and gas wells increased over 1998 as certain projects previously in development stage began production during 1999. Oil and gas revenues for the three months ended June 30, 1999 and 1998 were $13.2 million and $1.5 million, respectively, and for the six months ended June 30, 1999 and 1998 were $14.9 million and $2.5 million, respectively.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS CONTINUED


Gross Margin

    Gross margins for the three months ended June 30, 1999 and 1998 were 20.4 percent and 23.8 percent, respectively. The decrease is due primarily to costs associated with excess manufacturing capacity, low utilization of seismic assets and pricing pressure.

Selling, General and Administrative

    Selling, general and administrative ("SG&A") expenses as a percent of consolidated revenues for the three months ended June 30, 1999 and 1998 were
13.6 percent and 10.7 percent, respectively. In June 1999, a nonrecurring credit of $15.3 million was recorded in SG&A expenses. While these costs are down on an absolute basis, the increase as a percent of consolidated revenues is due primarily to these costs being more fixed in nature producing a slower rate of decline than consolidated revenues.

Unusual and Other Nonrecurring Items

    In June 1999, the Company completed the sale of a property in Houston, Texas and recognized a net gain of $33.4 million recorded as an unusual credit in the statement of operations. Such property was considered a duplicate facility after the merger with Western Atlas Inc. The Company received net proceeds of $48.2 million that were used to repay outstanding indebtedness.

    During 1998, the Company sold its interest in a joint venture and recorded a write-down to the estimated fair value of the assets received which was reflected in SG&A expenses. During the quarter ended June 30, 1999, certain assets obtained as part of the consideration from the sale were sold. The proceeds from the sale were $18.9 million and were received in July 1999. Certain other assets relating to these operations were written-off and will be scrapped. The net gain from these items totaled $15.3 million and is reflected in SG&A expenses.

Interest Expense

    Interest expense for the three and six months ended June 30, 1999 increased $4.9 million and $15.0 million, respectively, compared to the corresponding periods in 1998. These increases were due to higher debt levels that funded capital expenditures, acquisitions, and working capital.

Income Taxes

    During the quarter ended June 30, 1999, the Company reached an agreement with the Internal Revenue Service ("IRS") regarding the audit of its 1994 and 1995 U.S. consolidated income tax returns. As a result of the agreement, the Company recognized a tax benefit through the reversal of deferred income taxes previously provided of $19.9 million, less related interest expense of $1.8 million, for a net benefit of $18.1 million.

    The effective tax rate for the three months ended June 30, 1999 was 12.9 percent. The effective tax rate before the tax benefit of $18.1 million, as described above, for the three months ended June 30, 1999 was 36.4 percent, compared to 34.6 percent for the three months ended June 30, 1998.
                                    -14

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS CONTINUED


Merger Related Charges - 1998

    In connection with the merger with Western Atlas Inc. (the "Merger"), in 1998 the Company recorded Merger related costs of $219.1 million. Cash provisions of the Merger related costs totaled $160.9 million. The categories of costs incurred, the actual cash payments made and the accrued balances at June 30, 1999 are summarized below:



                                                                 Accrued
                                         Paid in   Paid in     Balance at
                                 Total    1998       1999    June 30, 1999
                                -------  -------  ---------  --------------
Cash costs
  Transaction costs             $  51.5  $  46.9   $   2.5       $   2.1
  Employee costs                   87.7     66.7       8.4          12.6
  Other Merger integration
    costs                          21.7      9.8       6.1           5.8
                                -------  -------  ---------  --------------
Total                           $ 160.9  $ 123.4   $  17.0       $  20.5
                                =======  =======  =========  ==============

    The Company expects that, of the $20.5 million accrual at June 30, 1999, $5.9 million will be spent by December 31, 1999 and $2.7 million will be spent over a three-year period, with the remaining accrual being spent over the remaining life of the related contractual obligations.

Unusual and Other Nonrecurring Charges - 1998

    In 1998, as a result of a sharp decline in the demand for the Company's products and services, and to adjust to the lower level of activity, the Company assessed its overall operations and recorded charges of $589.5 million. Cash provisions of the charges totaled $134.5 million. The categories of costs incurred, the actual cash payments and the accrued balances at June 30, 1999 are summarized below:


                                                                  Accrued
                                          Paid in   Paid in     Balance at
                                  Total    1998       1999    June 30, 1999
                                 -------  -------  ---------  --------------
Cash costs
  Severance for approximately
    5,300 employees              $  64.3  $  26.6   $  28.0       $   9.7
  Integration costs, abandoned
    leases and other contractual
    obligations                     40.0     14.7      10.2          15.1
  Environmental reserves             8.8      4.3        .7           3.8
  Other cash costs (includes
    litigation reserves)            21.4      4.7       5.3          11.4
                                 -------  -------  ---------  --------------
Total                            $ 134.5  $  50.3   $  44.2       $  40.0
                                 =======  =======  =========  ==============

    The Company expects that, of the $40.0 million accrual at June 30, 1999, $20.3 million will be spent by December 31, 1999, with the remaining accrual relating to contractual obligations, anticipated legal settlements and environmental remediation to be spent during 2000 and after.
                                    -15-

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS CONTINUED


CAPITAL RESOURCES AND LIQUIDITY

Operating Activities

    Net cash inflows from operating activities were $272.7 million and $469.4 million for the six months ended June 30, 1999 and 1998, respectively. Lower net income, increased payments on current liabilities and payments made for merger and unusual charge related accruals of $61.2 million offset by reductions in receivables and inventory due to activity declines and management focus resulted in a decrease in cash flow from operations.

Investing Activities

    Net cash outflows from investing activities were $306.7 million and $1,072.5 million for the six months ended June 30, 1999 and 1998, respectively.

    Property additions in 1999 decreased as the Company adjusted to softer market conditions. The Company currently expects 1999 capital expenditures to be approximately $650.0 million (excluding acquisitions), a significant reduction from 1998 capital spending levels. Funds provided from operations and outstanding lines of credit are expected to be adequate to meet future capital expenditure requirements.

    Proceeds from the disposal of assets generated $60.1 million during the six months ended June 30, 1999 and $49.4 million during the six months ended June 30, 1998.

    During the six months ended June 30, 1998, the Company used short-term borrowings to purchase various businesses including WEDGE DIA-Log, Inc. for $218.5 million, net of cash acquired; 3-D Geophysical, Inc. for $117.5 million; and Western Rock Bit Company Limited for $31.4 million.

    The words "expected" and "expects" are intended to identify Forward-Looking Statements in "Investing Activities." See "Forward-Looking Statements" and "Business Environment" above for a description of risk factors related to these Forward-Looking Statements.

Financing Activities

    Net cash inflows from financing activities were $42.8 million and $599.8 million for the six months ended June 30, 1999 and 1998, respectively. Total debt outstanding at June 30, 1999 was $2,882.8 million, compared to $2,770.7 million at December 31, 1998. The debt to equity ratio was .89 at June 30, 1999 compared to 0.87 at December 31, 1998.

    During January and February 1999, the Company issued $400.0 million of 6.875 percent Notes due January 2029, $325.0 million of 6.25 percent Notes due January 2009, $200.0 million of 6.0 percent Notes due February 2009 and $100.0 million of 5.8 percent Notes due February 2003 with effective interest rates of 7.07 percent, 6.36 percent, 6.09 percent and 6.01 percent, respectively. The proceeds were used to repay $150.0 million of the 7.625 percent Notes due February 1999, commercial paper and other short-term borrowings.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS CONTINUED


    Cash dividends in 1999 increased due to the increase in the number of shares of common stock outstanding after the Merger. On an annualized basis the cash dividend of $0.46 per share of common stock will require approximately $150.0 million of cash which compares to an annual requirement of approximately $80.0 million before the Merger.

    At June 30, 1999, the Company had $1,571.2 million of credit facilities with commercial banks, of which $1,000.0 million was committed. These facilities are subject to normal banking terms and conditions that do not significantly restrict the Company's activities.

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

    In June 1999, the FASB issued SFAS No. 137, that defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Retroactive application to periods prior to adoption is not allowed. The Company will adopt the standard in the first quarter of 2001. The Company has not quantified the impact of the adoption of SFAS No. 133 on its consolidated financial statements.

QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

    At June 30, 1999, the Company had Norwegian Krone denominated commitments of $43.6 million to purchase a seismic vessel and Australian Dollar denominated commitments of $17.0 million to purchase seismic vessel equipment at various times through February 2000. The Company has entered into forward exchange contracts to purchase the required amount of Norwegian Krone and Australian Dollars for $43.6 million and $14.8 million, respectively. The Company has also entered into forward exchange contracts to sell $12.0 million of Indonesian Rupiah and to purchase $5.0 million of Singapore Dollars as a hedge to certain Indonesian Rupiah denominated assets and certain Singapore Dollar denominated commitments, respectively.

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS CONTINUED


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

    The Company has completed an inventory of all hardware and software that the Company incorporates in its products or utilizes to support its operations or provide services to its customers. Most of the inventoried items in the Company's database have been assessed for Y2K compliance, of which approximately 15 percent are noncompliant. If a Y2K problem exists, the Company will assess the risks associated with the problem.

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS CONTINUED


    The Company's remediation efforts include the correction or replacement of noncompliant hardware and software and are scheduled to be completed by mid to late 1999 for all material noncompliant hardware and software that the Company has identified to date. Both Company employees and outside vendors are performing this work. The Company established a target date of June 30, 1999 for the completion of the work on a majority of its material noncompliant systems and technologies. For those systems and technologies that have not yet been remediated, the Company expects to complete its development of contingency plans by August 31, 1999.

    The Company is unable to reasonably estimate the absolute dollar effect on the Company's results of operations, liquidity or financial condition if its remediation efforts are unsuccessful, although the Company believes the effect would be material.

    The Company has completed a review of its program management effort. This review was performed by external resources who are engaged in the practice of performing these reviews for other companies. Additional internal efforts may be used to evaluate the adequacy and completeness of the Company's risk assessment, testing, and validation.

Year 2000 Program Costs

    Baker Hughes has approximately 100 full time equivalent employees ("FTEs") involved in the Y2K effort, which the Company estimates has an associated annual cost of approximately $7.0 million. Generally, these FTEs are full-time employees who are devoting some portion of their schedule to the Y2K effort.

    In addition to the payroll and payroll-related costs, Baker Hughes estimates spending approximately $42.0 million in the Y2K compliance effort, of which, the Company has spent approximately $32.0 million through June 30, 1999. The Company has funded, and expects to continue to fund, these expenditures from cash that it generates from operating activities or existing credit facilities.

Third Party Issues

    The failure of third parties, which have a material relationship with the Company, to address their Y2K problems could negatively and materially impact the Company. To address this risk, the Company is assessing the effect of Y2K on key vendor and contractor relationships and is doing the same with respect to key customer relationships. This assessment includes key relationships with parties with which the Company interfaces electronically and with which the Company has entered into strategic alliances.

    The Company is evaluating vendors that the Company believes are material to its operations and assessing the business risk of Y2K noncompliance on their part. Based upon this assessment, the Company is seeking to obtain written confirmation from key vendors and contractors that they are adequately addressing their Y2K issues. Additionally, the Company seeks to review the Y2K statements of these vendors and contractors to the extent they exist. Where the Company cannot obtain satisfactory

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS CONTINUED


confirmation from these vendors, the purchasing departments of each operating division of the Company are identifying alternate sources, if available, for vendors if those sources are needed because of an inability to perform due to Y2K noncompliance. The Company has completed its initial identification of high risk vendors. The Company has sent surveys to certain of its vendors, including all of the vendors that the Company believes are critical to its success. Approximately 45 percent of the vendors that have been surveyed have responded. Based upon the responses and, in some cases, follow-up discussions with vendors, the Company believes that approximately 20 percent of the vendors responding appear to have a high risk of Y2K noncompliance. For these vendors and vendors who have not responded, the Company is identifying sourcing alternatives.

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

Known Material Y2K Non-compliant Hardware and Software

    The following are certain hardware and software that are material to the Company's business that the Company knows is or was not in Y2K compliance. The failure to remediate any of this hardware or software or develop an appropriate contingency plan could have a material adverse effect on the Company's business.

    INTEQ and the Polymers division of Baker Petrolite are implementing SAP R/3 for domestic operations during 1999. INTEQ has delayed remediation of its existing payroll system, and the Polymers division of Baker Petrolite has delayed implementation of its business applications systems that SAP R/3 will replace, pending the implementation of SAP R/3. Contingencies for these operational areas are being evaluated, and the Company expects to implement a contingency plan if the SAP implementation is not timely.

    Older versions of INTEQ's PC-based surface data acquisition systems are not Y2K compliant. The software is in the process of being remediated. The noncompliant PC hardware cannot be economically remediated, and the purchase of new, higher grade personal computers is required to replace the noncompliant equipment. This remediation began in 1997 with the replacement of personal computers being phased in and is expected to be completed by late 1999. INTEQ has released for distribution Y2K compliant products for its well planning and surface logging products. INTEQ has also released a Y2K compliant version of its MSS Surface software that supports its measurement while drilling, surface logging system and RigLink

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS CONTINUED


products and services. Finally, INTEQ has released a Y2K compliant version of its survey product line (SSP).

    Baker Atlas' bonded inventory control module was not Y2K compliant. Baker Atlas rewrote this module that tracks assets that are used in international waters that may be exempt from import duties.

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

    Western Geophysical uses a seismic acquisition synchronizer as part of its marine seismic data acquisition services. This product was not Y2K compliant. The Company has completed an upgrade remediation plan for this equipment.

    Western Geophysical has discovered two seismic data acquisition systems used on its marine vessels that have components that are not Y2K compliant. One system is used on nine vessels, and the other system is used on eight vessels. A single third party manufacturer makes both systems. The manufacturer has created a Y2K compliant version of the first of these systems, which Western Geophysical expects to obtain and install in August 1999. The manufacturer has advised Western Geophysical that it will not bring the second of these two systems into Y2K compliance. Western Geophysical is negotiating with the manufacturer to license the source code to this second system for Western Geophysical to remediate this system itself by late 1999. Additionally, contingency plans for both of these systems are being developed.

    Baker Process is implementing a new business application system to replace its existing systems, which are not Y2K compliant. This system includes financial, purchasing, inventory management, and manufacturing functionality. Baker Process' North American operations are now utilizing this new system. The Company expects Baker Process to complete the implementation of the new system outside of North America by late 1999.

    The Baker Process operating division provides mechanical equipment that, in some cases, has been customized at the request of the customer to include control panels and circuit boards. The Company obtained these control panels and circuit boards from third-party vendors at the request of various customers. The Company researches the Y2K compliance status of these boards when its customers requests it to do so. The Y2K status of these boards is often dependent upon the purchase date and serial number of the product. The warranties from the Company or its subcontractors have, in many instances, lapsed with respect to these panels and circuit boards.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS CONTINUED


    Baker Petrolite operates a system that controls treater truck scheduling and customer invoicing. This system was not Y2K compliant. Baker Petrolite has now completed remediation of this system.

    Baker Petrolite has been unable to obtain assurances from its payroll service provider that certain custom processing services will be Y2K compliant. The Company is performing testing services with this vendor to determine whether the vendor's services as applicable to the Company will be Y2K compliant. The Company expects that this testing and any resulting remediation will be completed by September 30, 1999.

    E&P Services' oil and gas accounting system is not Y2K compliant. E&P Services expects to obtain an upgrade to this system from its third party vendor to bring this system into compliance by September 30, 1999.

    E&P Services obtains oil and gas interpretation systems from third party vendors. E&P Services is testing these systems to determine whether they are Y2K compliant.

    The Company's customers ordinarily contract for helicopter and fixed-wing air transport services to transport Company personnel and equipment to customer oil and gas operations sites. Often these services are provided by smaller aircraft operators. The Company believes that many of these operators have not yet adequately addressed their Y2K compliance needs. If a material number of these operators experience flight disruptions because of Y2K non-compliance, the Company's customers could have difficulties in obtaining transport services, which in turn, could delay the Company in providing its products and services to its customers. The Company is developing contingency plans for this problem and contacting these air transport service providers to enhance their awareness of Y2K issues and promote their Y2K compliance.

    Certain of the Company's divisions and corporate operations are in the process of upgrading their network and personal computer based hardware and software, including hardware and software of general application, to be Y2K compliant. Likewise, certain of the Company's divisions and corporate operations are in the process of upgrading hardware and software that operate facilities, particularly foreign facilities, to be Y2K compliant. While the Company does not believe that the failure of any one of these systems alone would materially and adversely affect the Company's operations, a failure to upgrade a substantial number of these systems would have a material adverse effect on the Company. The Company expects that it will have upgraded a substantial number of these systems by the end of 1999.

    Based upon the status of the Company's Y2K compliance effort to date and those facts and circumstances known to the Company, the Company believes that the most reasonably likely worst case scenario as a result of Y2K noncompliance would be as follows:

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS CONTINUED


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

EURO CONVERSION

    A single European currency (the "Euro") was introduced on January 1, 1999, at which time the conversion rates between the old, or legacy, currencies and the Euro were set for 11 participating member countries. However, the legacy currencies in those countries will continue to be used as legal tender through January 1, 2002. Thereafter, the legacy currencies will be canceled, and Euro bills and coins will be used in the 11 participating countries.

    Most of the Company's products and services are essentially priced with reference to U.S. dollar-denominated prices. Because of this, the Company does not believe that it will be subject to a significant increase in pricing transparency due to the introduction of the Euro. The Company's customers may require billing in two or more currencies. Until the Company's financial computer systems are modified or replaced to handle Euro-denominated transactions, the Company will, in most cases, need to apply a methodology whereby legacy currencies are first converted into Euros according to a legally prescribed fixed exchange ratio and then, when the customer requires, converted from Euros to a second national currency. The Company does not believe that this conversion will materially affect its contracts. Most of the Company's contracts are either bids in response to requests for tenders or purchase orders. These contracts are either priced in purchase and sales orders, which are short term in nature, or in longer term contracts that are sufficiently flexible to permit pricing in multiple currencies. The Euro conversion period is longer than most of the pricing features of these contracts, thus permitting a pricing conversion to the Euro as new orders are issued. The same is true with most of the Company's contracts with vendors.

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

    In connection with an internal reorganization of the structure of the Company's subsidiaries and cash management procedures, the Company has instituted a new cash management system that the Company believes is able to process transactions in Euros. The Company does not presently have any interest rate or currency swaps that are denominated in Euro legacy currencies.

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

                        PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders was held on April 28, 1999,
(1) to elect four Class II members of the Board of Directors, (2) to approve an amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company from 400,000,000 to 750,000,000, (3) to approve an amendment to the 1987 Employee Stock Purchase Plan to increase the number of authorized shares purchasable under the Plan from 5,500,000 to 9,500,000, (4) to consider a stockholder proposal to implement or increase activity on the MacBride Principles with respect to the Company's operations in Northern Ireland and (5) to consider a stockholder proposal to review and develop guidelines for country selection.

        The four Class II directors who were so elected are: Lester M. Alberthal, Jr., Joseph T. Casey, Joe B. Foster and Richard D. Kinder. The directors whose term of office continued after the Annual Meeting are: Victor G. Beghini, Alton J. Brann, Eunice M. Filter, Claire W. Gargalli, Max L. Lukens, James F. McCall, H. John Riley, Jr., John R. Russell, Charles L. Watson and Max
P. Watson, Jr. The number of affirmative votes and the number of votes withheld for the four Class II directors so elected were:


                                       Number of       Number of
                                      Affirmative        Votes
                                         Votes         Withheld
                                      -----------      ---------
    Lester M. Alberthal, Jr.          287,188,303      2,237,324
    Joseph T. Casey                   287,163,649      2,261,978
    Joe B. Foster                     287,268,548      2,157,079
    Richard D. Kinder                 287,299,032      2,126,595

        The number of affirmative votes, the number of negative votes, the number of abstentions and the number of broker nonvotes with respect to the approval of the amendment to the Restated Certificate of Incorporation, the amendment to the 1987 Employee Stock Purchase Plan and the stockholder proposals were as follows:


                            Number of    Number of
                           Affirmative   Negative                  Broker
                              Votes        Votes    Abstentions  Non-Votes
                           -----------  ----------- ----------- -----------
Approval of Amendment to
  Restated Certificate
  of Incorporation         233,072,401   55,785,437     567,789           0
Approval of Amendment to
  1987 Employee Stock
  Purchase Plan            284,236,002    4,326,986     860,188       2,451
Proposal Regarding
  Northern Ireland          56,579,637  190,106,059  14,747,116  27,992,815
Proposal Regarding
  Country Selection         12,388,992  232,000,280  17,043,538  27,992,817

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




                                       BAKER HUGHES INCORPORATED
                                              (Registrant)



Date:  August 13, 1999                 By  /s/ G. STEPHEN FINLEY
                                       ------------------------------------
                                         Sr. Vice President - Finance and
                                           Administration and Chief
                                           Financial Officer


Date:  August 13, 1999                 By  /s/ ALAN J. KEIFER
                                       ------------------------------------
                                         Vice President and Controller

                               Index to Exhibits

EXHIBIT
  NO.              DESCRIPTION
-------            -----------
  27               Financial Data Schedule, filed herewith