Form 10-Q
period 1999-09-30
BAKER HUGHES INC
filed 1999-11-15
CIK 808362

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                               September 30, 1999

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




                          Commission file number 1-9397



                            BAKER HUGHES INCORPORATED
                            (a Delaware Corporation)
                                   76-0207995

                                 3900 Essex Lane
                              Houston, Texas 77027

       Registrant's telephone number, including area code: (713) 439-8600



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


Class                                            Outstanding at October 30, 1999
Common Stock, $1.00 par value per share                       329,209,200 shares

                            BAKER HUGHES INCORPORATED


                                      INDEX


                                                                                                                          PAGE NO.
                                                                                                                          --------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Condensed Statements of Operations - Three months and nine
         months ended September 30, 1999 and 1998                                                                             2

         Consolidated Condensed Statements of Financial Position - September 30, 1999
         and December 31, 1998                                                                                                3

         Consolidated Condensed Statements of Cash Flows - Nine months ended
         September 30, 1999 and 1998                                                                                          4

         Notes to Consolidated Condensed Financial Statements                                                                 5

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                                                                        11

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                                           25

PART II - OTHER INFORMATION

Item 6. Listing of Exhibits and Reports on Form 8-K                                                                          26

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In millions, except per share amounts)
                                   (Unaudited)


                                                Three Months Ended               Nine Months Ended
                                                   September 30,                   September 30,
                                                1999            1998             1999           1998
------------------------------------------------------------------------------------------------------
Revenues                                  $    1,208.1    $    1,584.9    $    3,744.3    $    4,892.7
------------------------------------------------------------------------------------------------------
Costs and expenses:
  Costs of revenues                              978.6         1,539.4         2,978.5         4,047.3
  Selling, general and administrative            176.8           278.8           527.3           658.2
  Merger related costs                                           201.9                           201.9
  Unusual charge(credit)                          (6.2)          175.3           (39.6)          175.3
------------------------------------------------------------------------------------------------------
    Total costs and expenses                   1,149.2         2,195.4         3,466.2         5,082.7
------------------------------------------------------------------------------------------------------
Operating income(loss)                            58.9          (610.5)          278.1          (190.0)
Interest expense                                 (42.0)          (40.5)         (124.9)         (108.5)
Interest income                                    3.5             1.0             9.8             3.0
------------------------------------------------------------------------------------------------------
Income(loss) before income taxes                  20.4          (650.0)          163.0          (295.5)
Income taxes                                      (7.3)          115.5           (40.2)           (8.1)
------------------------------------------------------------------------------------------------------
Net income(loss)                          $       13.1    $     (534.5)   $      122.8    $     (303.6)
======================================================================================================
Earnings(loss) Per Share of Common
  Stock:
    Basic                                 $        .04    $      (1.65)   $        .37    $       (.95)
======================================================================================================
    Diluted                               $        .04    $      (1.65)   $        .37    $       (.95)
======================================================================================================

Cash dividends per share of common
  stock                                   $       .115    $       .115    $       .345    $       .345
======================================================================================================


     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
             CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                                  (In millions)
                                   (Unaudited)


                                     ASSETS

                                                                     September 30,     December 31,
                                                                          1999             1998
---------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                           $     34.1        $     16.6
  Accounts receivable, net                                               1,179.1           1,422.3
  Inventories                                                              908.2           1,065.7
  Other current assets                                                     193.9             219.9
---------------------------------------------------------------------------------------------------
    Total current assets                                                 2,315.3           2,724.5
Property, net                                                            2,184.9           2,292.3
Goodwill and other intangibles, net                                      1,866.3           1,898.4
Multiclient seismic data and other assets                                1,011.8             895.6
---------------------------------------------------------------------------------------------------
    Total assets                                                      $  7,378.3        $  7,810.8
===================================================================================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable and current portion of long-term debt                 $    112.5         $     44.4
  Accounts payable                                                         404.0              560.5
  Accrued employee compensation                                            182.6              284.3
  Other current liabilities                                                280.3              420.7
---------------------------------------------------------------------------------------------------
    Total current liabilities                                              979.4            1,309.9
Long-term debt                                                           2,776.6            2,726.3
Deferred income taxes                                                      112.1              156.5
Deferred revenue and other long-term liabilities                           269.5              418.7
---------------------------------------------------------------------------------------------------
    Total liabilities                                                    4,137.6            4,611.4
---------------------------------------------------------------------------------------------------
Stockholders' Equity:
  Common stock                                                             329.2              327.1
  Capital in excess of par value                                         2,968.0            2,931.8
  Retained earnings                                                        110.1              100.4
  Foreign currency translation adjustment                                 (173.8)            (155.4)
  Unrealized gain(loss) on securities available for sale                    11.6               (0.1)
  Pension liability adjustment                                              (4.4)              (4.4)
---------------------------------------------------------------------------------------------------
    Total stockholders' equity                                           3,240.7            3,199.4
---------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity                        $  7,378.3         $  7,810.8
===================================================================================================


     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)


                                                                               Nine Months Ended
                                                                                 September 30,
                                                                            1999               1998
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)                                                        $    122.8         $   (303.6)
Adjustments to reconcile net income to net cash flows from
  operating activities:
  Depreciation, depletion and amortization                                   609.2              556.9
  Provision(benefit) for deferred income taxes                                (9.6)              38.7
  Noncash portion of nonrecurring items                                        3.2              494.9
  Gain on disposal of assets                                                 (40.7)             (31.9)
  Change in receivables                                                      204.3                5.7
  Change in inventories                                                      161.3              (56.6)
  Change in accounts payable                                                (153.8)             (54.1)
  Change in accrued employee compensation and other current
    liabilities                                                             (240.3)             (44.7)
  Change in deferred revenue and other long-term liabilities                (145.7)              16.4
  Changes in other assets and liabilities                                   (121.6)            (120.3)
-----------------------------------------------------------------------------------------------------
Net cash flows from operating activities                                     389.1              501.4
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for capital assets and multiclient seismic data              (531.5)            (973.7)
  Proceeds from disposal of assets                                           120.2               74.6
  Acquisition of businesses, net of cash acquired                                              (426.7)
-----------------------------------------------------------------------------------------------------
Net cash flows from investing activities                                    (411.3)          (1,325.8)
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) from commercial paper,
    revolving credit facilities and short-term debt                         (747.0)             931.2
  Repayment of matured indebtedness                                         (150.0)            (103.5)
  Net proceeds from issuance of notes                                      1,010.7
  Proceeds from issuance of common stock                                      38.2               35.8
  Dividends                                                                 (113.1)             (58.7)
-----------------------------------------------------------------------------------------------------
Net cash flows from financing activities                                      38.8              804.8
-----------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                         .9                2.3
-----------------------------------------------------------------------------------------------------
Increase(decrease) in cash and cash equivalents                               17.5              (17.3)
Cash and cash equivalents, beginning of period                                16.6               41.9
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                $     34.1         $     24.6
=====================================================================================================
Income taxes paid                                                       $     92.5         $    121.8
Interest paid                                                           $    114.6         $    109.6


     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

         In the opinion of Baker Hughes Incorporated ("Baker Hughes" or the "Company"), the unaudited consolidated condensed financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company's consolidated financial position as of September 30, 1999, its consolidated results of operations for the three and nine months ended September 30, 1999 and 1998, and its consolidated cash flows for the nine months ended September 30, 1999 and 1998. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (see the Company's Annual Report on Form 10-K/A, as amended, for the year ended December 31, 1998 for the most recent annual financial statements prepared in accordance with generally accepted accounting principles). The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. On August 10, 1998, Baker Hughes merged with Western Atlas Inc. Certain amounts have been reclassified to conform the reporting practices of Baker Hughes and Western Atlas Inc.

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


NOTE 2. COMPREHENSIVE INCOME

         Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. The Company's total comprehensive income is as follows:

                                                                           Three Months Ended                Nine Months Ended
                                                                              September 30,                    September 30,
                                                                          1999            1998             1999             1998
----------------------------------------------------------------------------------------------------------------------------------
Net income(loss)                                                        $  13.1         $ (534.5)        $  122.8         $ (303.6)
----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income(loss):
    Foreign currency translation adjustment, net of
        tax                                                                 (.6)            16.0            (18.4)            13.8
    Unrealized gain(loss) on securities available
        for sale, net of tax                                               (7.8)           (33.1)            11.7            (32.5)
----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income(loss)                                        $   4.7         $ (551.6)        $  116.1         $ (322.3)
==================================================================================================================================


NOTE 3. INVENTORIES

         Inventories are comprised of the following:

                                                             September 30,    December 31,
                                                                 1999             1998
------------------------------------------------------------------------------------------
Finished goods                                                 $  721.9        $    855.2
Work in process                                                    70.5              83.2
Raw materials                                                     115.8             127.3
------------------------------------------------------------------------------------------
  Total                                                        $  908.2        $  1,065.7
==========================================================================================

                            BAKER HUGHES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


NOTE 4. EARNINGS PER SHARE ("EPS")

         Reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:


                                                       Three Months Ended            Three Months Ended
                                                       September 30, 1999            September 30, 1998
                                                    Income          Shares         Income           Shares
                                                  (Numerator)    (Denominator)   (Numerator)     (Denominator)
--------------------------------------------------------------------------------------------------------------
Basic EPS                                           $  13.1          328.8        $ (534.5)          323.0
Effect of dilutive securities:
  Stock plans                                                          2.7
--------------------------------------------------------------------------------------------------------------
Diluted EPS                                         $  13.1          331.5        $ (534.5)          323.0
==============================================================================================================

                                                       Nine Months Ended             Nine Months Ended
                                                       September 30, 1999            September 30, 1998
                                                    Income          Shares         Income           Shares
                                                  (Numerator)    (Denominator)   (Numerator)     (Denominator)
--------------------------------------------------------------------------------------------------------------
Basic EPS                                           $  122.8          327.8        $ (303.6)          319.4
Effect of dilutive securities:
  Stock plans                                                           1.7
--------------------------------------------------------------------------------------------------------------
Diluted EPS                                         $  122.8          329.5        $ (303.6)          319.4
==============================================================================================================

         Securities excluded from the computation of diluted EPS that could potentially dilute basic EPS in the future were options to purchase 3.6 million shares and 6.8 million shares for the three and nine months ended September 30, 1999, respectively, and Liquid Yield Option Notes convertible into 7.2 million shares for both the three and nine months ended September 30, 1999. Such securities were excluded as they would be anti-dilutive to basic EPS.


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

                            BAKER HUGHES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


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

                                                Oilfield          Process           Other               Total
---------------------------------------------------------------------------------------------------------------
Revenues
---------------------------------------------------------------------------------------------------------------
Three months ended September 30, 1999          $  1,117.9        $   90.2                            $  1,208.1
Three months ended September 30, 1998          $  1,451.2        $  127.7         $      6.0         $  1,584.9

Nine months ended September 30, 1999           $  3,443.2        $  301.1                            $  3,744.3
Nine months ended September 30, 1998           $  4,494.4        $  378.5         $     19.8         $  4,892.7

Segment profit(loss)
---------------------------------------------------------------------------------------------------------------
Three months ended September 30, 1999          $     81.3        $   (3.3)        $    (57.6)        $     20.4
Three months ended September 30, 1998          $    160.6        $    2.8         $   (813.4)        $   (650.0)

Nine months ended September 30, 1999           $    304.9        $   (5.1)        $   (136.8)        $    163.0
Nine months ended September 30, 1998           $    607.8        $   22.3         $   (925.6)        $   (295.5)

Total assets
---------------------------------------------------------------------------------------------------------------
As of September 30, 1999                       $  6,521.1        $  421.5         $    435.7         $  7,378.3
As of December 31, 1998                        $  6,969.2        $  425.4         $    416.2         $  7,810.8

         The following table presents the details of "Other" segment profit(loss):

                                                             Three Months Ended         Three Months Ended
                                                             September 30, 1999         September 30, 1998
----------------------------------------------------------------------------------------------------------
Corporate expenses                                               $  (25.3)                  $  (23.0)
Interest expense-net                                                (38.5)                     (39.5)
Unusual(charge) credit                                                6.2                     (175.3)
Nonrecurring items reflected in costs of revenues
    and SG&A                                                                                  (373.7)
Merger related costs                                                                          (201.9)
----------------------------------------------------------------------------------------------------------
  Total                                                          $  (57.6)                  $ (813.4)
==========================================================================================================

                                                             Nine Months Ended          Nine Months Ended
                                                             September 30, 1999         September 30, 1998
----------------------------------------------------------------------------------------------------------
Corporate expenses                                               $  (76.6)                  $  (69.2)
Interest expense-net                                               (115.1)                    (105.5)
Unusual(charge) credit                                               39.6                     (175.3)
Nonrecurring items reflected in costs of revenues
    and SG&A                                                         15.3                     (373.7)
Merger related costs                                                                          (201.9)
----------------------------------------------------------------------------------------------------------
  Total                                                          $ (136.8)                  $ (925.6)
==========================================================================================================

                            BAKER HUGHES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


NOTE 6. DEBT

         During January and February 1999, the Company issued $400.0 million of 6.875% Notes due January 2029, $325.0 million of 6.25% Notes due January 2009, $200.0 million of 6.0% Notes due February 2009 and $100.0 million of 5.8% Notes due February 2003 with effective interest rates of 7.07%, 6.36%, 6.09% and 6.01%, respectively. The net proceeds of $1,010.7 million were used to repay $150.0 million of the 7.625% Notes due February 1999, commercial paper and other short-term borrowings.

         In October 1999, the Company completed a shelf registration statement on Form S-3/A, as amended, to issue up to $1,000.0 million in debt securities, preferred or common stock, warrants or any combination thereof. The shelf is available for use at the Company's discretion for general corporate purposes including acquisitions, working capital, capital expenditures, debt repayment or repurchases or redemptions of securities.


NOTE 7. UNUSUAL AND OTHER NONRECURRING ITEMS

1999

         In August 1999, the Company completed the sale of a property in Las Colinas, Texas and recognized a net gain of $6.2 million recorded as an unusual credit in the statement of operations. The Company received net proceeds of $19.9 million.

         In June 1999, the Company completed the sale of a property in Houston, Texas and recognized a net gain of $33.4 million recorded as an unusual credit in the statement of operations. Such property was considered a duplicate facility after the merger with Western Atlas Inc. The Company received net proceeds of $48.2 million.

         During 1998, the Company sold its interest in a joint venture and recorded a write-down to the estimated fair value of the assets received which was reflected in selling, general and administrative ("SG&A") expenses. During the quarter ended June 30, 1999, certain assets obtained as part of the consideration from the sale were sold. The net proceeds from the sale were $18.9 million and were received in July 1999. Certain other assets relating to these operations were written-off and will be scrapped. The net gain from these items totaled $15.3 million and is reflected in SG&A expenses.

         The proceeds from these transactions were used to repay outstanding indebtedness.

         See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion about additional nonrecurring charges expected to be recorded during the quarter ended December 31, 1999.

1998

         The Company had experienced high growth levels for its products and services from 1994 through the second quarter of 1998. During the third and fourth quarters of 1998, the Company experienced a decline in demand for its products and services as a result of a significant decrease in the price of oil and natural gas. The decline in customer demand materialized quickly from the previous high growth rates. As a result of this sharp decline in demand and to adjust to the lower level of activity, the Company assessed its overall

                            BAKER HUGHES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


operations and recorded charges of $549.0 million in the September 1998 quarter and $40.5 million in the December 1998 quarter as summarized below. Substantially all of the charges originated from the Company's oilfield operating segment.

                                                            Three Months              Three Months
                                                                Ended                     Ended                     1998
                                                            September 30,              December 31,                 Total
                                                                1998                      1998                     Charge
--------------------------------------------------------------------------------------------------------------------------
Cash Costs:
   Severance                                                  $   41.8                  $   22.5                  $   64.3
   Integration costs, abandoned leases, etc.                      30.7                       9.3                      40.0
   Other cash costs (including environmental)                     30.2                                                30.2
--------------------------------------------------------------------------------------------------------------------------
      Subtotal cash charges                                   $  102.7                  $   31.8                  $  134.5
--------------------------------------------------------------------------------------------------------------------------

Noncash Costs:
   Inventory and rental tools                                    173.2                                               173.2
   PetroAlliance Services Company Limited                         83.2                                                83.2
   Oil and gas properties (ceiling test)                          69.3                                                69.3
   Property and other assets                                     120.6                       8.7                     129.3
--------------------------------------------------------------------------------------------------------------------------
      Subtotal noncash charges                                   446.3                       8.7                     455.0
--------------------------------------------------------------------------------------------------------------------------
         Total cash and noncash charges                       $  549.0                  $   40.5                  $  589.5
==========================================================================================================================

         The table set forth below is a reconciliation of the charges taken in the respective quarters to the following captions of the consolidated statement of operations (in millions):

                                                             Three Months             Three Months
                                                                Ended                     Ended                     1998
                                                             September 30,              December 31,                Total
                                                                 1998                     1998                     Charge
--------------------------------------------------------------------------------------------------------------------------
Cost of revenues                                              $   305.0                                          $   305.0
SG&A                                                               68.7                                               68.7
Unusual charge                                                    175.3                 $     40.5                   215.8
--------------------------------------------------------------------------------------------------------------------------
   Total                                                      $   549.0                 $     40.5               $   589.5
==========================================================================================================================

                            BAKER HUGHES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


NOTE 8. MERGER RELATED COSTS

         In connection with the merger with Western Atlas Inc. (the "Merger"), in August 1998, the Company recorded merger related costs of $201.9 million in the September 1998 quarter and $17.2 million in the December 1998 quarter which consisted of the following:

                                                            Three Months              Three Months
                                                                Ended                     Ended                     1998
                                                            September 30,             December 31,                 Total
                                                                1998                      1998                    Charge
-------------------------------------------------------------------------------------------------------------------------
Cash costs:
   Transaction costs (banking, legal, printing, etc.)         $   51.5                                           $   51.5
   Employee costs                                                 81.5                  $   6.2                      87.7
   Other Merger integration costs                                 19.7                      2.0                      21.7
-------------------------------------------------------------------------------------------------------------------------
      Total cash costs                                           152.7                      8.2                     160.9
-------------------------------------------------------------------------------------------------------------------------

Noncash costs                                                     49.2                      9.0                      58.2
-------------------------------------------------------------------------------------------------------------------------
      Total charge                                            $  201.9                  $  17.2                  $  219.1
=========================================================================================================================

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         The Company's expectations regarding its level of capital expenditures described in "Investing Activities" below are only its forecasts regarding these matters. In addition to the factors described in the previous paragraph and in "Business Environment," these forecasts may be substantially different from actual results, which are affected by the following factors: the accuracy of the Company's estimates regarding its spending requirements; regulatory, legal and contractual impediments to spending reduction measures; the occurrence of any unanticipated acquisition or research and development opportunities; changes in the Company's strategic direction; and the need to replace any unanticipated losses in capital assets.

BUSINESS ENVIRONMENT

         The Company is primarily engaged in the oilfield service industry. Oilfield operations generated more than 90% of the Company's consolidated revenues in the nine months ended September 30, 1999 and currently consists of eight business units - Baker Atlas, Baker Hughes INTEQ, Baker Oil Tools, Baker Petrolite, Centrilift, E&P Solutions, Hughes Christensen and Western Geophysical
- that manufacture and sell equipment and provide related services used in the drilling, completion, production and maintenance of oil and gas wells and in reservoir measurement and evaluation. The business environment for the Company and its corresponding operating results are affected significantly by the oil and gas industry exploration and production expenditures. These expenditures are influenced strongly by oil company expectations about the supply and demand for crude oil and natural gas, energy prices, and finding and development costs. Oil and gas supply and demand, pricing, and finding and development costs, in turn, are influenced by numerous factors including, but not limited to, those described above in "Forward-Looking Statements."

         Key factors that currently influence the worldwide crude oil market and therefore current and future expenditures for exploration and development by the Company's customers are:

         o The degree to which certain large producing countries, in particular Saudi Arabia, UAE, Kuwait, Iran, Venezuela and Mexico, are willing and able to restrict production and exports of crude oil.

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

         o Technology: Advances in the design and application of more technologically advanced products and services allow oil and gas companies to drill fewer wells, place the wells they drill more precisely in the higher yielding or more easily produced hydrocarbon zones of the reservoir, and allow operators to drill, complete, and operate wells at lower overall costs.

         o Price Volatility: Changes in hydrocarbon markets create uncertainty in the future price of hydrocarbons and therefore create uncertainty about the aggregate level of customer spending. Multi-year projects, such as deep-water exploration and drilling, are the least likely to be impacted by price volatility. Projects with relatively short payback periods or low profit margins, such as workover activity or the extraction of heavy oil, are more likely to be impacted.

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

OIL AND GAS PRICES

                                                          Three Months Ended                     Nine Months Ended
                                                              September 30,                         September 30,
                                                        1999               1998                1999               1998
------------------------------------------------------------------------------------------------------------------------
West Texas Intermediate Crude ($/bbl)                     21.43              14.08              17.28              14.91
U.S. Spot Natural Gas ($/mcf)                              2.48               1.93               2.10               2.06

         WTI crude oil price averaged $21.43/bbl in the September 1999 quarter, with prices ranging from $19.20/bbl to $24.87/bbl. The improvement in prices was attributable to improved sentiment regarding OPEC's ability and willingness to control production, improvements in the outlook for the world economy and declining inventories driven largely by market expectations that an Asian economic recovery could occur earlier than previously anticipated. U.S. natural gas prices averaged $2.48/mcf in the September 1999 quarter, with prices ranging from $2.08/mcf to $2.92/mcf. The increase in U.S. natural gas prices compared to the same quarter of 1998 was due to the impact of a warmer summer on consumption and storage injections as well as concern for the industry's ability to meet storage targets by the end of the injection season, which is typically in November.

ROTARY RIG COUNT

                                                            Three Months Ended                     Nine Months Ended
                                                                September 30,                         September 30,
                                                           1999                1998               1999               1998
--------------------------------------------------------------------------------------------------------------------------
U.S. - Land                                                  533                 676                469                747
U.S. - Offshore                                              104                 119                102                129
Canada                                                       250                 206                213                280
--------------------------------------------------------------------------------------------------------------------------
    North America                                            887               1,001                784              1,156
--------------------------------------------------------------------------------------------------------------------------
Latin America                                                185                 229                183                254
North Sea                                                     37                  48                 41                 54
Other Europe                                                  40                  45                 43                 47
Africa                                                        38                  65                 44                 77
Middle East                                                  136                 170                141                167
Asia Pacific                                                 129                 169                142                179
--------------------------------------------------------------------------------------------------------------------------
    International                                            565                 726                594                778
==========================================================================================================================
Worldwide                                                  1,452               1,727              1,378              1,934
==========================================================================================================================
U.S. Workover                                                849               1,000                784              1,140

         Generally, as oil and gas prices decline, expectations of the Company's customers about their prospects from oil and gas sales decline. Consequently, customer expenditures to explore for or produce oil and gas decline. These expenditures include decreased spending on the use of oil and gas rigs. Accordingly, large reductions in rig count generally correspond to reductions in customer spending, which, in turn, correspond to decreased activity levels and decreased revenues to the Company. The reverse is generally true for increases in rig count. Marginal reductions or increases in rig count may or may not have a significant impact on revenues. There is often a lag between increases or decreases in oil and gas prices and changes in rig count and an additional lag between changes in rig count on customer activity levels and the impact on the Company's revenues.

OUTLOOK

         Oil prices improved in the September 1999 quarter, trading above $20/bbl. Sustaining prices at this level will require continuing adherence by OPEC members to quotas and continued movement towards economic recovery in Asia. Prices are expected to trade between $20/bbl and $23/bbl for the remainder of the year. The Company believes that if OPEC quota adherence falls below 70% then oil could trade below this range. North American natural gas is expected to remain strong for the remainder of the year, trading above $2.25/mcf.

         In response to the improving commodity prices, customer spending in North America is expected to improve modestly through the end of the year.
The strength of the recovery in 2000 will depend on improved customer cash flow, long-term forecasts of commodity prices and weather.

         Outside North America, customer spending is expected to remain at depressed levels in the fourth quarter, and is expected to increase in 2000 following the customers' annual budget cycle.

          During its normal quarterly planning process in October 1999, it became evident to the Company that certain assets of its seismic business might be impaired due to excess capacity, continued consolidation of its customer base and lower exploration activities within the oil and gas industry. The Company is currently in the process of completing an analysis of these factors; however, all indications are that the decline in seismic activity has resulted in a permanent impairment of certain assets associated with this business. Consequently, the Company expects to initiate a plan during the fourth quarter of 1999 to sever employees, abandon certain leases and eliminate certain operating assets. Based upon preliminary estimates, such actions would result in a nonrecurring charge during the fourth quarter of between $130 and $140 million.

RESULTS OF OPERATIONS

REVENUES

         Consolidated revenues for the three months ended September 30, 1999 decreased 24% to $1,208.1 million compared to revenues of $1,584.9 million in the three months ended September 30, 1998. Outside the U.S., revenues for the three months ended September 30, 1999 were 61% of consolidated revenues compared to 67% for the three months ended September 30, 1998. Revenues for the nine months ended September 30, 1999 were $3,744.3 million, a decrease of 23% over the same period in 1998. Outside the U.S., revenues for the nine months ended September 30, 1999 were 62% of consolidated revenues compared to 65% for the nine months ended September 30, 1998. Oilfield revenues accounted for 93% and 92% of total consolidated revenues for the three and nine months ended September 30, 1999, respectively.

         Oilfield revenues decreased 23% to $1,117.9 million for the three months ended September 30, 1999 from $1,451.2 million in the three months ended September 30, 1998. Oilfield revenues decreased 23% to $3,443.2 million for the nine months ended September 30, 1999 from $4,494.4 million in the nine months ended September 30, 1998. Geographically, oilfield revenues for the three months ended September 30, 1999 were down 8% in North America, while drilling activity, which is measured by the rotary rig count, dropped 11%. Outside North America, oilfield revenues for the three months ended September 30, 1999 were down 32% compared to the same period in 1998, while the rotary rig count outside North America declined 22%. Oilfield revenues were impacted by lower activity due to reduced customer spending, as evidenced in the rig count declines, and by lower prices for the Company's products and services, particularly in international and offshore markets.

         Revenues of all eight oilfield business units declined in the three months ended September 30, 1999 compared to the same period in 1998, except one
- E&P Solutions ("E&P"). E&P revenues from production of oil and gas wells increased over 1998 as certain projects previously in development stage began production during 1999. Oil and gas revenues for the three months ended September 30, 1999 and 1998 were $21.0 million and $.5 million, respectively. For the nine months ended September 30, 1999 and 1998 oil and gas revenues were $35.9 million and $3.0 million, respectively.

GROSS MARGIN

         Excluding unusual and nonrecurring items, gross margins for the three months ended September 30, 1999 and 1998 were 19% and 22%, respectively, and for the nine months ended September 30, 1999 and 1998, 20% and 24%, respectively. The decrease is due primarily to costs associated with excess manufacturing capacity; depreciation, depletion and amortization being fixed in nature; low utilization of seismic assets and pricing pressure, partially offset by cost reductions.

SELLING, GENERAL AND ADMINISTRATIVE

         Excluding unusual and nonrecurring items, selling, general and administrative ("SG&A") expenses as a percentage of consolidated revenues for the three months ended September 30, 1999 and 1998 were 15% and 13%, respectively, and for the nine months ended September 30, 1999 and 1998, 14% and 12%, respectively. While these costs are down on an absolute basis, the increase as a percentage of consolidated revenues is due primarily to these costs being more fixed in nature producing a slower rate of decline than consolidated revenues.

UNUSUAL AND OTHER NONRECURRING ITEMS

1999

         In August 1999, the Company completed the sale of a property in Las Colinas, Texas and recognized a net gain of $6.2 million recorded as an unusual credit in the statement of operations.

         In June 1999, the Company completed the sale of a property in Houston, Texas and recognized a net gain of $33.4 million recorded as an unusual credit in the statement of operations. Such property was considered a duplicate facility after the merger with Western Atlas Inc. The Company received net proceeds of $48.2 million.

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

1998

         In 1998, as a result of a sharp decline in the demand for the Company's products and services, and to adjust to the lower level of activity, the Company assessed its overall operations and recorded charges of $589.5 million. Cash provisions of the charges totaled $134.5 million. The categories of costs incurred, the actual cash payments and the accrued balances at September 30, 1999 are summarized below:


                                                                                                                          Accrued
                                                               Total                                                     Balance at
                                                               Cash             Paid in             Paid in            September 30,
Cash costs                                                  Provisions            1998                1999                 1999
------------------------------------------------------------------------------------------------------------------------------------
Severance for approximately 5,300 employees                  $  64.3             $  26.6             $  32.6             $   5.1
Integration costs, abandoned leases and other
  contractual obligations                                       40.0                14.7                13.7                11.6
Environmental accruals                                           8.8                 4.3                 2.3                 2.2
Other cash costs (includes litigation accruals)                 21.4                 4.7                 5.5                11.2
------------------------------------------------------------------------------------------------------------------------------------
Total                                                        $ 134.5             $  50.3             $  54.1             $  30.1
====================================================================================================================================

         The Company expects that, of the $30.1 million accrual at September 30, 1999, $8.3 million will be spent by December 31, 1999, with the remaining accrual relating to contractual obligations, anticipated legal settlements and environmental remediation to be spent during 2000 and after.

MERGER RELATED CHARGES - 1998

         In connection with the merger with Western Atlas Inc. (the "Merger"), in 1998 the Company recorded Merger related costs of $219.1 million. Cash provisions of the Merger related costs totaled $160.9 million. The categories of costs incurred, the actual cash payments made and the accrued balances at September 30, 1999 are summarized below:

                                                                                                                  Accrued
                                                         Total                                                     Balance at
                                                         Cash                Paid in              Paid in         September 30,
Cash costs:                                            Provisions             1998                 1999               1999
---------------------------------------------------------------------------------------------------------------------------------

  Transaction costs                                    $   51.5             $   46.9             $   2.9             $   1.7
  Employee costs                                           87.7                 66.7                 9.3                11.7
  Other merger integration costs                           21.7                  9.8                 6.7                 5.2
---------------------------------------------------------------------------------------------------------------------------------
Total                                                  $  160.9             $  123.4             $  18.9             $  18.6
=================================================================================================================================

         The Company expects that, of the $18.6 million accrual at September 30, 1999, $5.2 million will be spent by December 31, 1999 and $2.4 million will be spent over a three-year period, with the remaining accrual being spent over the remaining life of the related contractual obligations.

INTEREST EXPENSE

         Interest expense for the three and nine months ended September 30, 1999 increased $1.5 million and $16.4 million, respectively, compared to the corresponding periods in 1998. These increases were due to higher debt levels that funded capital expenditures and working capital.

INCOME TAXES

         Excluding unusual and nonrecurring items, the effective tax rate for the three and nine months ended September 30, 1999 was 35%.

         During the quarter ended June 30, 1999, the Company reached an agreement with the Internal Revenue Service regarding the audit of its 1994 and 1995 U.S. consolidated income tax returns. As a result of the agreement, the Company recognized a tax benefit through the reversal of deferred income taxes previously provided of $19.9 million, less related interest expense of $1.8 million, for a net benefit of $18.1 million.

CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

         Net cash inflows from operating activities were $389.1 million and $501.4 million for the nine months ended September 30, 1999 and 1998, respectively. The reduction in cash flow from operations is due to lower net income, after including the noncash portion of nonrecurring items, payments on accruals for merger and nonrecurring related items of $73.0 million and decreases in accounts payable and other accrued liabilities caused by lower business levels. This was offset by reductions in receivables and inventory resulting from activity declines and additional management focus.

INVESTING ACTIVITIES

         Net cash outflows from investing activities were $411.3 million and $1,325.8 million for the nine months ended September 30, 1999 and 1998, respectively.

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

         Proceeds from the disposal of assets generated $120.2 million during the nine months ended September 30, 1999 and $74.6 million during the nine months ended September 30, 1998.

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

FINANCING ACTIVITIES

         Net cash inflows from financing activities were $38.8 million and $804.8 million for the nine months ended September 30, 1999 and 1998, respectively. Total debt outstanding at September 30, 1999 was $2,889.1 million, compared to $2,770.7 million at December 31, 1998. The debt to equity ratio was
0.89 at September 30, 1999 compared to 0.87 at December 31, 1998.

         During January and February 1999, the Company issued $400.0 million of 6.875% Notes due January 2029, $325.0 million of 6.25% Notes due January 2009, $200.0 million of 6.0% Notes due February 2009 and $100.0 million of 5.8% Notes due February 2003 with effective interest rates of 7.07%, 6.36%, 6.09% and 6.01%, respectively. The net proceeds of $1,010.7 million were used to repay $150.0 million of the 7.625% Notes due February 1999, commercial paper and other short-term borrowings.

         Cash dividends in 1999 increased due to the increase in the number of shares of common stock outstanding after the Merger. On an annualized basis the cash dividend of $0.46 per share of common stock will require approximately $150.0 million of cash which compares to an annual requirement of approximately $80.0 million before the Merger.

         At September 30, 1999, the Company had $1,516.4 million of credit facilities with commercial banks, of which $1,000.0 million was committed. These facilities are subject to normal banking terms and conditions that do not significantly restrict the Company's activities.

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

YEAR 2000 PROGRAM PLAN

         The Company has substantially completed its Year 2000 Program Plan for identifying, assessing and correcting its Y2K problems. This Program Plan is intended to achieve a consistent approach to the Y2K issue throughout the Company. The Program Plan includes the following aspects: program management, inventory and risk assessment, remediation, testing and implementation, contingency planning, and quality assurance.

         The Company has adopted the British Standards Institute Year 2000 Conformity Guidelines as a reasonable standard for determining whether software and hardware are not materially affected by Y2K problems. When meeting these guidelines, the Company has deemed that hardware and software are not materially affected by Y2K problems and, thus, are "in Y2K compliance."

         The Company completed an inventory of all hardware and software that the Company incorporates in its products or utilizes to support its operations or provide services to its customers. The inventoried items in the Company's database have been assessed for Y2K compliance. Remediation has been substantially completed for the mission critical items that were impacted by Y2K to the extent that those items could be remediated. Both Company employees and outside vendors have performed this work. For those mission critical processes, high-risk suppliers and areas that represent a potential health, safety or environmental risk that have not been remediated, the Company has developed contingency plans.

         The Company is unable to reasonably estimate the absolute dollar effect on the Company's results of operations, liquidity or financial condition if significant portions of its remediation efforts are unsuccessful, although the Company believes the effect would be material.

         The Company has completed a review of its program management effort. This review was performed by external resources who are engaged in the practice of performing these reviews for other companies. The review generally confirmed that the Company's Year 2000 Program Plan was adequate, and recommendations from the review were incorporated into the Company's plan and processes to address its Y2K issues.

YEAR 2000 PROGRAM COSTS

         The Company has approximately 100 full time equivalent employees ("FTEs") involved in the Y2K effort, which the Company estimates has an associated annual cost of approximately $7.0 million. Generally, these FTEs are full-time employees who are devoting some portion of their schedule to the Y2K effort.

         In addition to the payroll and payroll-related costs, Baker Hughes estimates spending approximately $42.0 million in the Y2K compliance effort, of which, the Company has spent approximately $38.0 million through September 30, 1999. The Company has funded, and expects to continue to fund, these expenditures from cash that it generates from operating activities or existing credit facilities.

THIRD PARTY ISSUES

         The failure of third parties, which have a material relationship with the Company, to address their Y2K problems could negatively and materially impact the Company. To address this risk, the Company has assessed the effect of Y2K on key vendor and contractor relationships and key customer relationships. This assessment included key relationships with parties with which the Company interfaces electronically and with which the Company has entered into strategic alliances.

         The Company has evaluated substantially all of the vendors and contractors that the Company believes are material to its operations and assessed the business risk of Y2K noncompliance on their part. Based upon this assessment, the Company has sought to obtain written confirmation from these vendors and contractors that they are adequately addressing their Y2K issues. Additionally, the Company has sought to review the Y2K statements of these vendors and contractors to the extent they exist. Where the Company was not able to obtain satisfactory confirmation from these vendors, the purchasing departments of each operating division of the Company have identified alternate sources, if available, for vendors if those sources are needed because of an inability to perform due to Y2K noncompliance. As part of this evaluation, the Company has also sent surveys to certain of its vendors, including all of the vendors that the Company believes are critical to its success. Approximately 70% of the vendors that have been surveyed have responded. Based upon the responses and, in some cases, follow-up discussions with vendors, the Company believes that approximately 20% of the vendors responding appear to have a high risk of Y2K noncompliance. For these vendors and vendors who have not responded, the Company is completing the remaining contingency plans, which includes identifying sourcing alternatives.

         Assurances from vendors that have been obtained may take the form of written or oral assurances or contractual assurances, depending on the vendor. Depending upon the facts and circumstances of each case, the Company may or may not have effective legal remedies if a vendor fails in its Y2K compliance obligations to the Company. Factors that affect each case would include: the assurances received from each vendor, the vendor's ability to correct any Y2K noncompliance, the vendor's wherewithal to pay any damages that are assessed against the vendor in any legal proceeding or settlement of a claim, the extent to which a vendor is insured for such damages, the existence of any contractual provisions or laws that may be adopted that liquidate a vendor's damages or limit its damages and other facts and circumstances that affect the Company's ability to obtain redress from the vendor's failure to perform its Y2K compliance obligations for the Company's benefit.

KNOWN MATERIAL Y2K NON-COMPLIANT HARDWARE AND SOFTWARE

         The Company has previously disclosed the following hardware and software that are material to the Company's business that were not Y2K compliant. The failure to remediate any of this hardware or software or develop an appropriate contingency plan could have a material adverse effect on the Company's business.

         Two of the Company's operating divisions, INTEQ and Baker Oil Tools, are implementing SAP R/3 for domestic operations during 1999. INTEQ has delayed remediation of its existing payroll system, and Baker Oil Tools has delayed implementation of certain of its business applications systems that SAP R/3 will replace, pending the implementation of SAP R/3. Contingencies for these operational areas are being evaluated, and the Company expects to implement a contingency plan if the SAP implementation is not timely. INTEQ expects to complete full implementation of the payroll system by year-end. Baker Oil Tools has replaced its non-compliant system.

         Earlier in 1999, older versions of INTEQ's PC-based surface data acquisition systems were not Y2K compliant. INTEQ has released for distribution Y2K compliant products for its well planning and surface logging products. INTEQ has also released a Y2K compliant version of its MSS Surface software that supports its measurement while drilling, surface logging system and RigLink products and services. This remediation began in 1997 with the replacement of non Y2K compliant personal computers and is expected to be completed by late 1999. Finally, INTEQ has released a Y2K compliant version of its Survey product line (SSP). All of the Y2K compliant versions of these products are expected to be fully deployed by year-end. To the extent that these products are not fully deployed, INTEQ has developed a contingency plan to prevent field personnel from becoming confused by incorrect dates on reports generated by these products.

         The Company's Western Geophysical operating division relies heavily upon Global Positioning System ("GPS") equipment that the U.S. Navy operates. The noncompliance of this equipment was a known problem outside the control of the Company that affected other businesses, the government, the military services and individuals that rely upon GPS services, including most of the Company's competitors. Based upon information obtained from the U.S. government, this system was remediated during early 1999. The Company is not aware of any contingency system that its GPS receivers can utilize if the government's remediation efforts were somehow unsuccessful. A failure to correct the Y2K problems of this equipment could have a material adverse impact on the Company's results of operations. The Company has addressed its known GPS concerns and did not experience any operational disruption due to GPS failure during the government's GPS week-number rollover which occurred on August 21, 1999.

         Western Geophysical uses a seismic acquisition synchronizer as part of its marine seismic data acquisition services. This product was not Y2K compliant. The Y2K-compliant version of this 3rd-party provided product has been delivered to the Company, where it has been tested prior to deployment. The Y2K-compliant version has been installed on two of the Company's vessels. The Company plans to complete upgrades to this equipment in November 1999 on most of the division's other seismic vessels that utilize this equipment.

         Western Geophysical has discovered two seismic data acquisition systems used on its marine vessels that have components that are not Y2K compliant. One system is used on nine vessels, and the other system is used on eight vessels. A single third party manufacturer makes both systems. The manufacturer has created a Y2K compliant version of the first of these systems, a 3-D seismic system. Western Geophysical has successfully tested this system and installed it on two vessels. Western Geo expects to install the Y2K-compliant version of the system on the other vessels that utilize this equipment in November 1999. The manufacturer has advised Western Geophysical that it will not bring the second of these two, a 2-D seismic system, into Y2K compliance. Western Geophysical is continuing to negotiate with the manufacturer to license the source code to this second system for Western Geophysical to remediate this system itself at the earliest by the first quarter of 2000. The Y2K-error in this systems involves the system placing an incorrect date in one data header but the correct date in another. Western Geo has developed a contingency plan to correctly label the data from the system and point out which of the two date headers must be utilized.

         Baker Process is implementing a new business application system to replace its existing systems, which are not Y2K compliant. This system includes financial, purchasing, inventory management, and manufacturing functionality. Baker Process' North American operations are now utilizing this new system. The Company expects Baker Process to complete the implementation of the new system outside of North America by late 1999. Baker Process has developed a contingency plan to use alternative Y2K compliant systems in use by other divisions if its new business application system is not installed outside of North America in time.

         The Baker Process operating division provides mechanical equipment that, in some cases, has been customized at the request of the customer to include control panels and circuit boards. The Company obtained these control panels and circuit boards from third-party vendors at the request of various customers. The Company researches the Y2K compliance status of these boards when its customers request it to do so. The Y2K status of these boards is often dependent upon the purchase date and serial number of the product. The warranties from the Company or its subcontractors have, in many instances, lapsed with respect to these panels and circuit boards; and therefore, the Company may not be responsible to bring these panels and boards into Y2K compliance.

         Baker Petrolite had been unable to obtain assurances from its payroll service provider that certain custom processing services will be Y2K compliant. The Company has performed testing with this vendor to determine whether the vendor's services as applicable to the Company will be Y2K compliant. The Company has completed testing, and this system is now compliant.

         E&P Solutions' oil and gas accounting system was not Y2K compliant. E&P Solutions has substantially completed the implementation of the compliant version of this system.

         E&P Solutions obtains oil and gas interpretation systems from third party vendors. E&P Solutions has completed implementation of compliant versions of this software at the majority of its locations

         The Company's customers ordinarily contract for helicopter and fixed-wing air transport services to transport Company personnel and equipment to customer oil and gas operations sites. Often these services are provided by smaller aircraft operators. The Company believes that many of these operators have not yet adequately addressed their Y2K compliance needs. If a material number of these operators experience flight disruptions because of Y2K non-compliance, the Company's customers could have difficulties in obtaining transport services, which in turn, could delay the Company in providing its products and services to its customers. The Company has identified the air transport services that it believes are Y2K compliant and will seek to utilize these services as its source of services.

         Certain of the Company's divisions and corporate operations are in the process of upgrading their network and personal computer based hardware and software, including hardware and software of general application, to be Y2K compliant. Likewise, certain of the Company's divisions and corporate operations are in the process of upgrading hardware and software that operate facilities, particularly foreign facilities, to be Y2K compliant. While the Company does not believe that the failure of any one of these systems alone would materially and adversely affect the Company's operations, a failure to upgrade a substantial number of these systems would have a material adverse effect on the Company. The Company expects that it will have upgraded the vast majority of these systems by the end of 1999.

         Based upon the status of the Company's Y2K compliance effort to date and those facts and circumstances known to the Company, the Company believes that the most reasonably likely worst case scenario as a result of Y2K noncompliance would be as follows:

         o the Company's INTEQ division is unable to complete deployment of Y2K compliant data acquisition systems by December 31, 1999;

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

EMERGENCY OPERATIONS DURING CRITICAL Y2K PERIODS

         The Company monitored its operations that rely upon the Global Positioning System ("GPS") during the GPS week number rollover which occurred on August 21, 1999. The company experienced four incidents with receivers that were warranted as compliant by the manufacturer. These incidents did not disrupt operations or result in any lost seismic data or survey time.

         The Company also monitored its operations during the September 1st and September 9th dates. Only minor incidents were reported, and these did not materially affect operations. These incidents were the type of incidents that are reported during normal operations and were not Y2K-related.

         The Company plans to monitor operations during the year-end rollover beginning December 30, 1999 and continuing through January 7th on a 24-hour basis. Monitoring will continue through January 31st on a limited basis.

         The Company performed a drill to test its emergency operations procedures during October 1999. The drill confirmed the communications infrastructure and field locations awareness of the procedures for initiating contingency plans and communicating incident information.

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

         The word "anticipate" is intended to identify a Forward-Looking Statement in "Euro Conversion." The Company anticipation regarding the lack of significance of the Euro introduction on the Company's operations is only its forecast regarding this matter. This forecast may be substantially different from actual results, which are affected by factors substantially similar to those described in "Year 2000 Issue - Forward-Looking Statements Regarding the Year 2000 Issue" above.

ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

         At September 30, 1999, the Company had Norwegian Krone denominated commitments of $39.3 million to purchase a seismic vessel and Australian Dollar denominated commitments of $13.9 million to purchase seismic vessel equipment at various times through June 2000. The Company has entered into forward exchange contracts to purchase the required amount of Norwegian Krone and Australian Dollars for $43.6 million and $12.8 million, respectively. The Company has also entered into a forward exchange contract to sell $.7 million of Japanese Yen as a hedge to certain Japanese Yen denominated assets.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits:

         (3.1) Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

         (3.2) Certificate of Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 4.2 to the Registration Statement of the Company on Form S-3 (Registration No. 333-87829) and incorporated herein by reference).

         (4.1) Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

         (4.2) Certificate of Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 4.2 to the Registration Statement of the Company on Form S-3 (Registration No. 333-87829) and incorporated herein by reference).

         (27) Financial Data Schedule

         (b) Reports on Form 8-K:

         None.

Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            BAKER HUGHES INCORPORATED
                                  (REGISTRANT)



Date:  November 15, 1999              By  /s/ G. STEPHEN FINLEY
                                      ------------------------------------------
                                      Sr. Vice President - Finance and
                                      Administration and Chief Financial Officer


Date:  November 15, 1999              By  /s/ ALAN J. KEIFER
                                      -----------------------------
                                      Vice President and Controller

        Exhibits  Description
        --------  -----------
         (3.1)    Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

         (3.2)    Certificate of Amendment to Restated Certificate of
                  Incorporation of the Company (filed as Exhibit 4.2 to the Registration Statement of the Company on Form S-3
                  (Registration No. 333-87829) and incorporated herein by reference).

         (4.1) Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Annual Report of the Company on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

         (4.2)    Certificate of Amendment to Restated Certificate of
                  Incorporation of the Company (filed as Exhibit 4.2 to the Registration Statement of the Company on Form S-3
                  (Registration No. 333-87829) and incorporated herein by reference).

         (27)     Financial Data Schedule