Form 10-K405
period 1999-12-31
BAKER HUGHES INC
filed 2000-03-16
CIK 808362

                                    Form 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                              -------------------

                          Commission File Number 1-9397

                              -------------------

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

                              -------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                              -------------------

     At March 1, 2000, the registrant has outstanding 329,931,896 shares of Common Stock, $1 par value. The aggregate market value of the Common Stock on such date (based on the closing price on the New York Stock Exchange) held by nonaffiliates was approximately $8,981,000,000.

                              -------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's 1999 Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2000 are incorporated by reference into Part III.

                                     PART I


ITEM 1. BUSINESS

   Baker Hughes Incorporated ("Baker Hughes" or the "Company") is a Delaware corporation engaged in the oilfield and process industries. In addition, the Company manufactures and sells other products and provides services to industries that are not related to the oilfield or continuous process industries. The Company conducts certain of its operations through joint ventures, partnerships or alliances.

   The Company was formed in connection with the combination of Baker International Corporation and Hughes Tool Company that was consummated on April 3, 1987. The Company acquired Western Atlas Inc. ("Western Atlas") in a merger (the "Merger") completed on August 10, 1998. As used herein, the "Company" refers to Baker Hughes Incorporated and its subsidiaries, unless the context clearly indicates otherwise.

   For additional industry segment information for the two years ended December 31, 1999, the three month period ended December 31, 1997 and for the one year in the period ended September 30, 1997, see Note 13 of the Notes to Consolidated Financial Statements in Item 8 herein.

OILFIELD

   The Company is a leading supplier of reservoir-centered products, services and systems to the worldwide oil and gas industry. Through its eight oilfield service divisions, the Company provides equipment, products and services for oil and gas exploration, drilling, completion and production of oil and gas wells.

   Baker Atlas. The Company, through its Baker Atlas division, is a leading provider of a broad range of well logging and data analysis services for various phases of drilling and production. In well-logging, the Company places an instrumentation package in the oil and gas well bore. This instrumentation equipment measures rock and fluid properties of subsurface geologic formations. From these measurements, the Company produces graphs of the measurements, known as well logs, that are reviewed to determine the extent to which oil and gas may be found in the well. The Company uses new-generation high-resolution logging instruments, coupled with faster data transmission techniques, to provide for the transfer of larger amounts of data from the borehole to the surface in less time. These new generation tools, used in combination with other logging instruments and sensors to obtain simultaneous multiple measurements, have often resulted in more accurate reservoir evaluation while reducing logging turnaround, and consequently lowering drilling costs and risks. The Company's largest competitors in this market include Schlumberger Limited ("Schlumberger") and Halliburton Company ("Halliburton").

   Baker Atlas and the Company's Baker Oil Tools division also provide wireline and tubing conveyed perforating services, respectively, to provide paths through the casing and cement sheath in wells so that oil and gas can enter the well bore from the formation. Perforating competitors include Schlumberger and Halliburton.

   Baker Oil Tools. The Company, through its Baker Oil Tools division, is a leading provider of completion, workover and fishing equipment and services. Its product lines include packer systems, fishing services, liner hangers, sand control, service tools and subsurface safety systems. Packers are used in the well hole to seal the space between the production tubing and the casing, to protect the casing from reservoir pressures and corrosive formation fluids, and to maintain the separation of productive zones. Casing is steel pipe used in the outer perimeter inside of the well bore to keep the wall of the hole from caving in, to prevent fluids from moving from one formation to another, and to improve the efficiency of extracting petroleum from productive wells. Production tubing is the pipe through which the oil and gas flows from the producing zone under the ground to the surface of the well. The Company has recently offered its customers new technology, including multi-lateral completion systems and remote actuated, downhole completion tools. The Company believes that it is a leading worldwide producer of packers and that its principal competitors for sale of packers are Halliburton, Schlumberger and Weatherford International Inc. ("Weatherford").

   The Company provides fishing services using specialized tools to locate, dislodge and retrieve twisted off, dropped or damaged pipe, tools or other objects from inside the well bore, potentially hundreds or thousands of feet under the ground. The Company's major fishing competitors are Weatherford and Smith International, Inc. ("Smith").

   The Company also provides inflatable and mechanical packers that its customers use in testing the potential of a well during the drilling phase prior to installation of casing, and under-reamers, which enlarge the well bore at any point below the surface to form a production cavity. In addition, the Company provides whipstock and milling tools that are used to mill windows in the casing to drill sidetrack wells or multi-lateral wells.

   The Company manufactures and sells liner hangers. The Company's customers use these tools to suspend and set strings of casing pipe in wells. The Company believes that it is a leading worldwide producer of liner hangers and its primary competitor in this area is Weatherford.

   The Company offers sand control products and services that prevent sand from entering the well bore and reducing productivity. Major sand control competitors include Schlumberger and Halliburton. Certain of the Company's sand control products and services (gravel packing) also compete with frac-pack services that pressure pumping companies, such as BJ Services Company, Schlumberger and Halliburton, provide.

   The Company also provides other completion, remedial and production products and services, including control systems for surface and subsurface safety valves and surface flow lines and flow regulators and packers used in secondary recovery waterflood projects. The Company's primary competitors for these products and services are Halliburton and Schlumberger.

   Baker Petrolite. The Company, through its Baker Petrolite division, is a leading provider of oilfield specialty chemicals and integrated chemical technology solutions for petroleum production, transportation and refining. Chemicals that the Company provides include specialty chemicals that production segments of the petroleum industry use, as well as industrial chemicals that customers use in refining, wastewater treatment, mineral handling and cooling and boiler water processes. The Company also provides chemical technology solutions to other industrial markets throughout the world including petrochemicals, fuel additives, plastics, imaging, adhesives, steel and crop protection. The Company believes that its primary competitor is the Nalco-Exxon joint venture. The Company designs and manufactures systems for the treatment of produced water and its reinjection.

   Centrilift. The Company, through its Centrilift division, is a leader in technology for oilfield electric submersible pumping ("ESP") systems, which help raise oil to the surface. These pumping systems consist of an electric submersible pump placed inside the oil well near the productive formation, power and control cables between the pump and the surface, and a surface control system. The Company manufactures the critical components of the systems, including variable speed motor controllers and specialty armored power cables designed for oilfield use. The Company has recently offered its customers new technology, including downhole hydrocyclone oil/water separation systems. Its major competition in ESPs is Schlumberger.

   E&P Solutions. The Company, through its E&P Solutions division, has acquired equity positions in oil and gas properties and functions as the operator of some of these properties. The Company has acquired many of these oil and gas interests, at the request of its customers, in connection with providing its customers products and services. The Company is organized into project teams of geophysicists, geologists and reservoir engineers that offer a wide range of experience in exploration and production techniques, including integrated geoscience, subsurface analysis, reservoir characterization, economic and risk analysis, drilling recommendations, and project management and implementation. The Company provides services for project management and the integration of products and services from the Company and other service providers. Halliburton and Schlumberger are the principal competitors with this capability.

   Hughes Christensen. The Company believes that, through its Hughes Christensen division, it is a leading manufacturer and marketer of Tricone(TM) roller cone drill bits and polycrystalline diamond compact (PDC) fixed cutter bits for the worldwide oil, gas, mining and geothermal industries. The Company believes that its principal competitors in this area are Smith, Halliburton and Schlumberger for oil and gas applications, and Smith and Sandvik for other applications.

   Baker Hughes INTEQ. The Company, through its Baker Hughes INTEQ division, believes that it is a leading supplier of directional and horizontal drilling services, drilling fluid systems, coring services, subsurface surveying, logging-while-drilling, and measurement-while-drilling services to the oil and gas industry. The Company provides products and services that its customers use to drill oil and gas wells. Many of these wells are not straight into the ground, but rather are guided on planed trajectories towards potential oil and gas reservoirs. These curving well bores are horizontal or directional wells. The Company's specialized positive displacement downhole motors help operators to steer the well bore while drilling into pay zones using conventional directional drilling, measurement-while drilling, logging-while-drilling and directional drilling services. A full range of measurement-while-drilling and logging-while-drilling systems provided by the Company use mud-pulse telemetry to deliver real-time downhole information on the drilling process and physical features down in the hole. Mud-pulse telemetry uses encoded pressure pulses sent from instruments near the drill bit and decoded by a computer at the surface of the well. This information is used to steer the drill bit towards geologic formations that are more likely to produce oil and gas. The systems are available for a wide range of applications, from directional-only drilling through real-time logging-while-drilling. In logging- while-drilling, information from the drilling assembly is conveyed to the surface, measured and graphed on a log for analysis. The Company has recently offered its customers new technology, including the rotary closed-loop drilling system, which combines a downhole guidance system and logging-while-drilling sensors to guide the well bore to programmed targets without using a downhole motor. With regard to these products and services, the Company competes principally with Halliburton and Schlumberger.

   The Company also produces and markets drilling fluids (muds) for oil and gas well drilling, as well as chemical additives and specialty chemicals, and provides technical services in connection with their respective formulation and use. Drilling fluids, that are usually comprised of barite and bentonite combined with other chemicals in a water, chemical or oil base, are used to clean the bottom of a hole by removing cuttings and transporting them to the surface, to cool the bit and drill string, to control formation pressures and to seal porous well formations. The Company also furnishes on-site, around-the-clock laboratory analysis and examination of circulated and recovered drilling fluids and recovered drill cuttings to detect the presence of hydrocarbons and identify the formations penetrated by the drill bit. The Company's principal competitors with regard to these products and services are Smith and Halliburton.

   Western Geophysical. The Company, through its Western Geophysical division, is a leading provider of seismic data acquisition and processing services to assist oil and gas companies in evaluating the producing potential of sedimentary basins and in locating productive zones. Seismic data are acquired by producing a sound wave. The sound wave moves through the ground and is recorded by audio instruments. The sound waves on the recordings are then analyzed to determine the characteristics of the geologic formations through which they moved and the extent that oil and gas may be trapped in or moving through those formations. This analysis is known as a seismic survey. The Company conducts seismic surveys on land, in deep waters and across shallow-water transition zones worldwide. These seismic surveys encompass high-resolution two-dimensional and three-dimensional surveys for delineating exploration targets. They also may integrate seismic data with information derived from the well bore to describe petrophysical properties throughout a reservoir. The Company also conducts time-lapse four-dimensional seismic surveys for monitoring reservoir fluid movement over time. Seismic information can reduce field development and production costs by reducing turnaround time, lowering drilling risks and minimizing the number of wells necessary to explore and develop reservoirs. The Company's major competitors in providing these services are Schlumberger, Compagnie Generale de Geophysique, Veritas DGC, Inc. and Petroleum Geo-Services ASA.

Process

   The Company has announced its intention to sell its Baker Process division. The Company, through its Baker Process division, provides a broad range of separation equipment and systems to concentrate product or separate and remove waste material in the mineral, industrial, pulp and paper and municipal industries. The Company's product lines include vacuum filters (drum, disc and horizontal belt), filter presses, belt presses, granular media filters, thickeners, clarifiers, flotation cells and aeration equipment. The Company's principal competitors for sales for mineral and industrial applications are Krauss Maffei, Outokumpu and Svedala; the Company's principal competitors for sales for municipal applications are Vivendi and Walker Process; and the Company's principal competitor for sales for pulp and paper applications is Ahlstrom.

   The Company designs and manufactures process solutions for the oilfield and refinery markets. These solutions include equipment for the processing and conditioning of seawater for injection, desalting oil streams and separating oil from water in oil production streams, with products consisting of fine filters, coarse filters, nutshell filters, flotation units, hydrocyclones, coalescers, deaeration towers, electrochlorinators and electrostatic desalters. The primary competitors in this area are Kvaerner, Serck Baker and Vivendi.

   The Company manufactures a broad range of continuous and batch centrifuges and specialty filters which are each widely used in the municipal, industrial, chemical, minerals and pharmaceutical markets to dewater or classify process and waste streams. The Company's principal competitors in its continuous centrifuge product line are Alfa-Laval/Sharples, Tomoe and Flottweg. There are numerous small and large companies that compete in the batch centrifuge and filter product lines.

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

   The products of each of the Company's principal industry segments are sold in highly competitive markets, and its revenues and earnings can be affected by changes in competitive prices, fluctuations in the level of activity in major markets, general economic conditions and governmental regulation. The Company competes effectively with the oil and gas industry's largest integrated oilfield service providers. The Company believes that the principal competitive factors in the industries that it serves are product and service quality, availability and reliability, health, safety and environmental standards, technical proficiency, and price.

   Further information concerning marketing, competition and economic conditions is contained under the caption "Business Environment" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

RESEARCH AND DEVELOPMENT; PATENTS

   The Company is engaged in research and development activities directed primarily toward improvement of existing products and services, design of specialized products to meet specific customer needs and development of new products and processes. For information regarding the amounts of research and development expense for the two years ended December 31, 1999, the three month period ended December 31, 1997 and for the year ended September 30, 1997, see
Note 17 of the Notes to Consolidated Financial Statements in Item 8 herein. Research and development expense for Baker Process for the two years ended December 31, 1999, the three month period ended December 31, 1997, and for the year ended September 30, 1997 is $1.5 million, $2.7 million, $2.1 million and $2.0 million, respectively.

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

   In August 1998, the Company completed its acquisition of Western Atlas, which specializes in land, marine and transition-zone seismic data acquisitions and processing services, well-logging and completion services and reservoir characterization and project management services. With the combination of the Company and Western Atlas, the Company has enhanced its strategic position in providing integrated "life of field" and "reservoir management" related products and services. These products and services span the planning, exploration, development and production phases of an oil and gas reservoir, integrating the Company's drilling, completion and production technologies with Western Atlas' reservoir information technologies. During 1999, the Company has focused its efforts towards achieving its goals arising from its acquisition of Western Atlas.

PROCESS

   Baker Process provides separation technologies, continuous process solutions and centrifuges and filters for the mineral, industrial, pulp and paper, municipal and petroleum industries. In February 2000, the Company announced its intention to sell Baker Process to focus the Company's attention on its oilfield businesses.

EMPLOYEES

   At December 31, 1999, the Company had a total of approximately 27,326 employees, of which approximately 1,653 were attributable to the Baker Process division, as compared to approximately 32,300 employees at December 31, 1998 and a 1998 peak of approximately 36,500 employees in May 1998. Approximately 1,940 employees at December 31, 1999, of which 345 were attributable to the Baker Process division, were represented under collective bargaining agreements that terminate at various times through November 2003. The Company believes that its relations with its employees are satisfactory.

EXECUTIVE OFFICERS

   The following table shows as of March 1, 2000, the name of each executive officer of the Company, together with his age and all offices presently held with the Company.

NAME OF INDIVIDUAL AGE

Joe B. Foster        65  Chairman of the Board, President and Chief Executive
                         Officer since January 2000. Chairman of the Board of
                         Newfield Exploration Company since 1989. President of
                         Newfield Exploration Company from 1989 to January 2000.
                         Employed January 2000.

Andrew J. Szescila   52  Senior Vice President of the Company since July 1997
                         and President, Baker Hughes Oilfield Operations since
                         January 2000. Vice President of the Company from
                         1995-1997; and President of Hughes Christensen Company from 1989-1997. President, BJ Services International,
                         1987-1988; and President, Baker Service Tools,
                         1988-1989. Employed 1973.

George S. Finley     49  Senior Vice President since 1995; Chief Financial
                         Officer since May 1999; and Chief Administrative
                         Officer of the Company from 1995-1999. Controller of the Company, 1987-1993; Vice President of the Company,
                         1990-1995; and Chief Financial Officer of Baker Hughes
                         Oilfield Operations, 1993-1995. Employed 1982.

Alan J. Keifer       45  Vice President and Controller of the Company since July
                         1999; Western Hemisphere Controller of Baker Oil Tools from 1997-1999. Director of Corporate Audit from
                         1990-1996. Employed 1990.


    There are no family relationships among the executive officers of the Company.

    The Company follows the practice of electing its officers annually in December.

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

    During the fiscal year ending December 31, 1999, the Company spent approximately $18.0 million to enable the Company to comply with U.S. federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment (collectively, "Environmental Regulations"). Based upon current information, the Company believes that its compliance with Environmental Regulations will not have a material adverse effect upon the capital expenditures, earnings and competitive position of the Company because the Company has adequate reserves for such compliance expenditures or the cost to the Company for such compliance is likely to be small when compared to the Company's overall net worth.

    Based upon current information, the Company does not believe that it will incur material capital expenditures for environmental control equipment during the fiscal years ending December 31, 2000 and 2001. Based upon current information, the Company believes that capital expenditures for environmental control equipment for the 2000 and 2001 fiscal years will not have a material adverse effect upon the financial condition of the Company because the aggregate amount of these expenditures for those periods is or is expected to be small when compared to the Company's overall net worth.

    "Environmental Matters" contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "will", "believe", "to be", "expected" and similar expressions are intended to identify forward-looking statements. Baker Hughes' expectations regarding its compliance with Environmental Regulations and its expenditures to comply with Environmental Regulations, including (without limitation) its capital expenditures on environmental control equipment, are only its forecasts regarding these matters. These forecasts may be substantially different from actual results, which are affected by the following factors: changes in Environmental Regulations; unexpected, adverse outcomes with respect to sites in which the Company has been named a potentially responsible party ("PRP"), including (without limitation) the sites listed below; the discovery of new sites of which the Company is not aware where additional expenditures must be spent to comply with Environmental Regulations; an unexpected discharge of hazardous materials in the course of the Company's business or operations; an unplanned acquisition of one or more new businesses; a catastrophic event causing discharges into the environment of hydrocarbons; and the allocation to the Company of liability as a PRP with respect to a site differs from the amount of volume of discharge allocated to the Company with respect to the site.

    The Company and certain of its subsidiaries and divisions have been identified as a PRP as a result of substances which may have been released in the past at various sites more fully discussed below. The United States Environmental Protection Agency (the "EPA") and appropriate state agencies are supervising investigative and clean-up activities at these sites.

         (a) Baker Petrolite Corporation ("BPC"), a subsidiary of the Company, and Hughes Christensen Company ("HC"), Milpark Drilling Fluids ("Milpark") (now known as INTEQ), and Baker Oil Tools ("BOT"), each divisions of Baker Hughes Oilfield Operations, Inc. ("BHOO"), have been named as PRPs in the Sheridan Superfund Site, located in Hempstead, Texas. The remedial work at this site is being overseen by the Texas Natural Resource Conservation Commission ("TNRCC"). A trust (the "Sheridan Site Trust") was formed to manage the site remediation and administrative details of the project. The Company participates as a member of the Sheridan Site Trust. Total remedial and administrative costs are estimated by Sheridan Site Trust officials to total approximately $30,000,000. Contribution of the Company's subsidiaries and divisions (including Baker Hughes Tubular Services, Inc. ("BHTS"), which was sold to ICO on September 30, 1992), is estimated to be 1.81% of those costs.

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

         (c) In May 1987, Baker Performance Chemicals Incorporated (now known as
      BPC) entered into an Agreed Administrative Order with the then Texas Water Commission, now known as the TNRCC, with respect to soil and groundwater contamination at the Odessa - Hillmont site located in Odessa, Texas. This site was previously used by BPC as a chemical blending plant. The contaminated soil has been removed, and the site continues in the groundwater recovery/treatment phase at an annual cost to the Company of approximately $20,000.

         (d) Milpark (now known as INTEQ) has been identified as a PRP at the Toups Farm Superfund Site (eligible for cleanup under the Texas State Cleanup Fund) located north of South Lake near Hallettsville, Texas. The site consists of approximately 21 acres and was operated over the years as a municipal landfill, fence post treating company and a hog farm. Based on available information, the Company does not believe that it has any liability for contamination at the site.

         (e) Milpark (now known as INTEQ) and Baker Sand Control (now known as
      BOT) have been named as PRPs at the DL Mud Superfund Site located in Abbeville, Louisiana. This site was used for the disposal of used drilling fluids and drilling muds. However, another named PRP is responsible for a majority of the waste volume disposed at this site, and such PRP is presently engaged in the remediation of the site. To date neither the other PRP nor the EPA have produced any substantive waste disposal or transportation documentation linking the Company or its subsidiaries or divisions to the environmental conditions at the site. The Company does not anticipate that it will have any liability for this site.

         (f) Milpark (now known as INTEQ) has been named as a PRP at the Mar Services Superfund site located in Crankton, Louisiana. It has been estimated that the contribution to this site by the Company's subsidiary is approximately 0.08% of the total volume of solids at the site (based upon a volumetric calculation). The site is now undergoing investigative studies to determine the remedial action plan as well as a total estimated cost for remediation.

         (g) In January 1996, Petrolite Corporation (now known as BPC) was named as a PRP by the TNRCC at the McBay Oil and Gas State Superfund Site in Grapevine, Texas. The Company has disputed its involvement in the site based on the fact that it has no knowledge of transporting waste to the site. However, the Company has transacted product sales to McBay Oil and Gas Company. Documentation of product sales has been sent to the TNRCC. Based on available information, the Company does not believe that it has any liability for contamination at this site.

         (h) In July 1997, Petrolite Corporation (now known as BPC), was named by the EPA as a PRP at the Shore Refinery Site, Kilgore, Gregg County, Texas. The Company has completed a thorough search of its documents and records. The Company has concluded that it has not arranged for the disposal, treatment, or transportation of hazardous substances or used oil at the site. To date, the EPA has not produced any substantive, hazardous substance treatment, disposal or transportation documentation linking the Company or any of its subsidiaries or divisions to the environmental conditions at the site. The Company does not believe that it has any liability for contamination at the site.

         (i) In June 1999, Hughes Tool Company (now known as Hughes Christensen) was named as a PRP at the Li Tungsten Site in Glen Cove, New York. This site was used to reprocess tungsten, a strategic metal used in the manufacture of drill bits. The Company has responded to the EPA's inquiry and believes that it has contributed only a de minimus amount of hazardous substances to the site. The site is now undergoing investigative studies to determine a suitable remedial action plan as well as a total estimated cost for remediation.

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


ITEM 2. PROPERTIES

   The Company operates 77 manufacturing plants, almost all of which are owned, ranging in size from approximately 1,500 square feet to approximately 306,700 square feet of manufacturing space and totaling more than 3,915,861 square feet. Of such total, approximately 2,644,502 square feet (68%) are located in the United States, 269,639 square feet (7%) are located in the Western Hemisphere exclusive of the United States, 832,331 square feet (21%) are located in Europe, and 169,389 square feet (4%) are located in the Eastern Hemisphere exclusive of Europe. These manufacturing plants by industry segment and geographic area appear in the table below. The Company also owns or leases and operates various customer service centers and shops, and sales and administrative offices throughout the geographic areas in which it operates.

                                         Other                                    Other
                    United              Western                                  Eastern
                    States             Hemisphere             Europe            Hemisphere         Total
                    ------             ----------             ------            ----------         -----
Oilfield              37                   8                    9                   11              65
Process                6                   2                    3                    1              12

    The Company believes that its manufacturing facilities are well maintained. The Company also has a significant investment in service vehicles, rental tools and equipment. During 1999 and 1998, the Company recognized permanent impairments and wrote down to net realizable value certain inventory, property, plant and equipment. For further information regarding these write-downs, see
Note 8 of the Notes to Consolidated Financial Statements in Item 8 herein.

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

    The Company has been named as a defendant in a number of shareholder class action suits following the Company's announcement on December 8, 1999 regarding the accounting issues it discovered at its INTEQ division. See Note 15 of the Notes to Consolidated Financial Statements in Item 8 herein. These suits will all be consolidated into one lawsuit pursuant to the Private Securities Litigation Reform Act of 1995. The Company believes the allegations in these suits are without merit, and the Company intends to vigorously defend these lawsuits. Even so, an adverse outcome in this class action litigation could have an adverse effect on the Company's results of operations or financial condition.

    See also "Item 1. Business - Environmental Matters."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Common Stock, $1.00 par value per share (the "Common Stock"), of the Company is principally traded on The New York Stock Exchange. The Common Stock is also traded on the Pacific Exchange and the Swiss Exchange. At March 1, 2000, there were approximately 90,000 stockholders and approximately 34,000 stockholders of record.

   For information regarding quarterly high and low sales prices on the New York Stock Exchange for the Common Stock during the two years ended December 31, 1999, and information regarding dividends declared on the Common Stock during the two years ended December 31, 1999, see Note 20 of the Notes to Consolidated Financial Statements in Item 8 herein.

ITEM 6. SELECTED FINANCIAL DATA

   The Selected Financial Data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements of the Company for the years ended December 31, 1999 and 1998, the three months ended December 31, 1997 and for the year ended September 30, 1997 and the related Notes to Consolidated Financial Statements in Item 8 herein.

                                                          Year Ended                                     Year Ended
                                                         December 31,          Three                    September 30,
                                               ------------------------     Months Ended   -------------------------------------
(In millions, except per share amounts)          1999           1998      December 31,1997   1997          1996          1995
                                               ---------      ---------   ---------------- ---------     ---------     ---------
                                                              (As Restated - See Note 19 to consolidated financial statements)
                                                              ------------------------------------------------------------------
Revenues                                       $ 4,546.7      $ 5,820.6      $ 1,449.0     $ 4,957.9     $ 4,093.0     $ 3,600.8
Costs and expenses:
  Costs of revenues                              3,677.7        4,745.7        1,057.4       3,907.7       3,228.1       2,847.8
   Selling, general and administrative             655.0          778.0          197.6         466.7         402.0         392.8
   Merger related costs                             (1.6)         217.5
   Unusual charge, net                               8.8          196.6                         51.1          35.9
   Acquired in-process research and
     development                                                                               118.0
                                               ---------      ---------      ---------     ---------     ---------     ---------
       Total                                     4,339.9        5,937.8        1,255.0       4,543.5       3,666.0       3,240.6
                                               ---------      ---------      ---------     ---------     ---------     ---------
Operating income (loss)                            206.8         (117.2)         194.0         414.4         427.0         360.2
Interest expense                                  (159.0)        (142.7)         (23.6)        (88.0)        (84.7)        (86.9)
Interest income                                      5.0            3.7            1.2           3.6           4.9           6.6
Spin-off related costs                                                                          (8.4)
Gain on sale of Varco stock                                                                                   44.3
Unrealized gain on trading securities               31.5
                                               ---------      ---------      ---------     ---------     ---------     ---------
Income (loss) from continuing operations
   before income taxes and cumulative
   effect of accounting changes                     84.3         (256.2)         171.6         321.6         391.5         279.9
Income tax (provision) benefit                     (32.0)         (24.7)         (65.1)       (149.8)       (159.2)       (116.2)
                                               ---------      ---------      ---------     ---------     ---------     ---------
Income (loss) from continuing operations
   before cumulative effect of accounting
   changes                                          52.3         (280.9)         106.5         171.8         232.3         163.7
Cumulative effect of accounting changes                                                        (12.1)                      (13.5)
                                               ---------      ---------      ---------     ---------     ---------     ---------
Income (loss) from continuing operations            52.3         (280.9)         106.5         159.7         232.3         150.2
Income (loss) from discontinued operations,
    net of tax                                     (19.0)         (15.2)           7.7        (134.3)         71.4          54.4
                                               ---------      ---------      ---------     ---------     ---------     ---------
Net income (loss)                              $    33.3      $  (296.1)     $   114.2     $    25.4     $   303.7     $   204.6
                                               =========      =========      =========     =========     =========     =========
Per share of common stock:
   Income (loss) from continuing operations
     before cumulative effect of
     accounting changes:
       Basic                                   $     .16      $    (.87)     $     .34     $     .57     $     .81     $     .49
       Diluted                                       .16           (.87)           .33           .56           .80           .48
   Dividends                                         .46            .46            .12           .46           .46           .46

Financial Position:
   Working capital                             $ 1,329.6      $ 1,569.9      $ 1,594.6     $ 1,484.8     $ 1,897.5     $ 1,852.1
   Total assets                                  7,039.8        7,632.9        7,040.3       6,897.1       5,663.9       5,323.5
   Long-term debt                                2,706.0        2,726.3        1,605.3       1,473.3       1,124.2       1,295.3
   Stockholders' equity                          3,071.1        3,165.1        3,483.4       3,455.7       3,163.6       2,845.8

NOTES TO SELECTED FINANCIAL DATA

1) On August 27, 1998, the Board of Directors of the Company approved a change in the fiscal year-end of the Company from September 30 to December 31, effective with the calendar year beginning January 1, 1998. A three-month transition period from October 1, 1997 through December 31, 1997 (the "Transition Period") precedes the start of the 1998 fiscal year. "1995", "1996" and "1997" refer to the respective years ended September 30, and "1998" and "1999" refer to the respective years ended December 31.

2) In December 1999, based on an internal review, the Company became aware of several accounting misstatements at one of its operating divisions, Baker Hughes INTEQ. A subsequent analysis determined that these misstatements amounted to $31.0 million, net of tax.

     As a result, the Company restated its previously issued consolidated financial statements to reflect the adjustments required to correct these misstatements.As a result of the above, the Company's 1998, Transition Period, 1997, 1996 and 1995 financial statements have been restated from amounts previously reported. The principal effects of these adjustments on the accompanying financial statements are set forth in Note 19 of the Notes to Consolidated Financial Statements in Item 8 herein.

3) On February 16, 2000, the Company's Board of Directors approved, in principle, a plan to sell the Company's Baker Process division, which manufactures and sells process equipment for separating solids from liquids and liquids from liquids through filtration, sedimentation, centrifugation and flotation processes. Accordingly, the Company's consolidated financial statements and related notes thereto have been restated to present the operations of Baker Process as discontinued operations. For further discussion see Note 3 of the Notes to Consolidated Financial Statements in
     Item 8 herein.

     On October 31, 1997, Western Atlas distributed all the shares of UNOVA, Inc., its then wholly owned industrial automation systems subsidiary, as a stock dividend to its shareholders. The operations of UNOVA, Inc. for the Transition Period and 1997 are classified as discontinued operations in the Company's consolidated financial statements.

4) On August 10, 1998, Baker Hughes completed its Merger with Western Atlas. The Merger was accounted for as a pooling of interests and, accordingly, all prior period consolidated financial statements of Baker Hughes have been restated to include the results of operations, financial position and cash flows of Western Atlas. Certain amounts have been reclassified to conform the reporting practices of Baker Hughes and Western Atlas.

5) See Note 8 of the Notes to Consolidated Financial Statements in Item 8 herein for a description of the unusual and other nonrecurring charges and gains in the years ended December 31, 1999 and 1998 and the year ended September 30, 1997. The unusual charge in 1996 consisted of the restructuring and reorganization of certain oilfield divisions, write-off of certain oilfield patents and an impairment of a Latin America joint venture.

6) See Note 7 of the Notes to Consolidated Financial Statements in Item 8 herein for a description of acquisitions and dispositions made in the year ended December 31, 1998, the three months ended December 31, 1997 and the year ended September 30, 1997. In 1996, the Company sold 6.3 million shares of Varco International, Inc. common stock and recognized a pretax gain of $44.3 million.

7) In the year ended September 30, 1997, the Company changed its method of accounting for the impairment of long-lived assets and for long-lived assets held for disposal. In the year ended September 30, 1995, the Company adopted a new accounting standard related to accounting for post employment benefits.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements of the Company for the years ended December 31, 1999 and 1998, the three months ended December 31, 1997 and for the year ended September 30, 1997 and the related Notes to Consolidated Financial Statements contained in
Item 8 herein.

FORWARD-LOOKING STATEMENTS

   MD&A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (each a "Forward-Looking Statement"). The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "forecasts," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. Baker Hughes' expectations about its business outlook, customer spending, oil and gas prices and the business environment for the Company and the industry in general are only its expectations regarding these matters. No assurance can be given that actual results may not differ materially from those in the forward-looking statements herein for reasons including the effects of competition, the level of petroleum industry exploration and production expenditures, world economic conditions, prices of, and the demand for, crude oil and natural gas, drilling activity, weather, the legislative environment in the United States and other countries, OPEC policy, conflict in the Middle East and other major petroleum producing or consuming regions, the development of technology that lowers overall finding and development costs and the condition of the capital and equity markets. See "-Business Environment" for a more detailed discussion of certain of these factors.

Baker Hughes Incorporated
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


   Baker Hughes' expectations regarding its level of capital expenditures and its capital expenditures on Project Renaissance described in "Investing Activities" below are only its forecasts regarding these matters. In addition to the factors described in the previous paragraph and in "Business Environment," these forecasts may be substantially different from actual results, which are affected by the following factors: the accuracy of the Company's estimates regarding its spending requirements, regulatory, legal and contractual impediments to spending reduction measures; the occurrence of any unanticipated acquisition or research and development opportunities; changes in the Company's strategic direction; the need to replace any unanticipated losses in capital assets; and the factors listed in "Item 1. Business-Environmental Matters".

CHANGE IN YEAR-END

   On August 27, 1998, the Board of Directors of the Company approved a change in the fiscal year end of the Company from September 30 to December 31, effective with the calendar year beginning January 1, 1998. A three-month transition period from October 1, 1997 through December 31, 1997 (the Transition Period) precedes the start of the 1998 fiscal year. "1997" refers to the year ended September 30, the Transition Period refers to the three months ended December 31, 1997, and "1998" and "1999" refer to the respective years ended December 31.

RESTATEMENT

   In December 1999, based on an internal review, the Company became aware of several accounting misstatements at one of its operating divisions, Baker Hughes INTEQ ("INTEQ"). A subsequent analysis determined that these misstatements amounted to $31.0 million, net of taxes. As a result, the Company restated its previously issued consolidated financial statements to reflect the adjustments required to correct these misstatements. The adjustments relate to uncollectible accounts receivable, inventory shortages, the recognition of inventory pricing adjustments, the impairment of various other current and long-lived assets and the recognition of certain previously unrecorded liabilities, including trade accounts payable and employee compensation and benefits payable. Although the amounts were attributable to several of the INTEQ division locations, $24.2 million, net of tax, was related to INTEQ's Venezuela operations. Of the amounts pertaining to locations other than Venezuela, no one location accounted for more than $2.7 million on an after tax basis.

   As a result of the analysis of these amounts, the Company determined that the specific years affected and the applicable amounts, net of tax, are as follows:

                                           Increase (decrease)
(In millions)                                 to Net Income
-------------                              -------------------
1999
   Third quarter                                $     0.1
   Second quarter                                     1.5
   First quarter                                      1.7
1998                                                  1.3
Transition Period                                     0.2
1997                                                 (8.5)
1996                                                 (2.8)
1995                                                 (0.6)
Periods prior to 1995                               (23.9)
                                                ---------
   Total                                        $   (31.0)
                                                ---------

   As a result of the above, the Company's 1998, Transition Period, 1997, 1996 and 1995 financial statements have been restated from amounts previously reported. The principal effects of these adjustments on the accompanying financial statements are set forth in Note 19 of the Notes to Consolidated Financial Statements in Item 8 herein.

   Management believes the misstatements were primarily the result of noncompliance with the Company's accounting and operating procedures and that such noncompliance was isolated primarily to INTEQ's operations in Venezuela. The Company is in the process of reviewing the administrative, accounting and operational policies and procedures for its foreign units, and compliance therewith, to identify potential areas where revisions may be warranted. To the extent that changes to current procedures are warranted, they will be implemented as quickly as practicable.

DISCONTINUED OPERATIONS

1999

   On February 16, 2000, the Company's Board of Directors approved, in principle, a plan to sell the Company's Baker Process division, which manufactures and sells process equipment for separating solids from liquids and liquids from liquids through filtration, sedimentation, centrifugation and flotation processes. Accordingly, the Company's consolidated financial statements and related notes thereto have been restated to present the operations of Baker Process (which were separately accounted for as a segment) as discontinued operations. For further discussion see Note 3 of the Notes to Consolidated Financial Statements in Item 8 herein.

1997

   On October 31, 1997, Western Atlas distributed all the shares of UNOVA, Inc. ("UNOVA"), its then wholly owned industrial automation systems subsidiary, as a stock dividend to its shareholders (the "Spin-off"). The operations of UNOVA for the Transition Period and 1997 are classified as discontinued operations in the Company's consolidated financial statements. For periods prior to the Spin-off, cash, debt, and the related net interest expense were allocated based on the capital needs of UNOVA's operations.

MERGER

   On August 10, 1998, Baker Hughes completed its Merger with Western Atlas. The Merger was accounted for as a pooling of interests and, accordingly, all prior period consolidated financial statements of Baker Hughes have been restated to include the results of operations, financial position and cash flows of Western Atlas. Certain amounts have been reclassified to conform the reporting practices of Baker Hughes and Western Atlas.

BUSINESS ENVIRONMENT

   Oilfield operations consist of eight divisions - Baker Atlas, Baker Hughes INTEQ, Baker Oil Tools, Baker Petrolite, Centrilift, E&P Solutions, Hughes Christensen and Western Geophysical. These companies manufacture and sell equipment and provide related services used in exploring for, developing and producing hydrocarbon reserves. In addition, E&P Solutions explores for, and produces, oil and natural gas.

   The business environment for the Company and its corresponding operating results can be significantly affected by the level of industry capital expenditures for the exploration and production of oil and gas reserves. These expenditures are influenced strongly by oil company expectations about the supply and demand for crude oil and natural gas products and by the energy price environment that results from supply and demand imbalances. These expenditures are further influenced by a fundamental change in our customer base and in our customers' approaches toward relationships with suppliers. Our largest customers have consolidated and are using their global size and market power to seek economies of scale and pricing concessions.

   Key factors currently influencing the worldwide crude oil and gas market are:

o PRODUCTION RESTRAINT: the degree to which OPEC nations and other large producing countries are willing and able to restrict production and exports of crude oil.

o GLOBAL ECONOMIC GROWTH: in particular in Japan, China and South Korea, and the developing areas of Asia where the correlation between energy demand and economic growth is strong.

o OIL AND GAS STORAGE INVENTORIES: relative to historic levels.

o TECHNOLOGICAL PROGRESS: in the design and application of new products that allow oil and gas companies to drill fewer wells and to drill, complete and produce wells faster and at lower cost.

o MATURITY OF THE RESOURCE BASE: of known hydrocarbon reserves in the maturing provinces of the North Sea, U.S., Canada and Latin America.

o THE PACE OF NEW INVESTMENT: access to capital and the reinvestment of available cash flow into existing and emerging markets.

o PRICE VOLATILITY: the impact of widely fluctuating commodity prices on the stability of the market and subsequent impact on customer spending.

Baker Hughes Incorporated
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

OIL AND GAS PRICES

   Crude oil and natural gas prices and the Baker Hughes rotary rig count are summarized in the tables below as averages for the periods indicated and are followed by the Company's outlook. While reading the Company's outlook set forth below, caution is advised that the factors described above in "-Forward-Looking Statements" and "-Business Environment" could negatively impact the Company's expectations for oil demand, oil and gas prices and drilling activity.

                                                    Year Ended
                                                    December 31,
                                               ---------------------        Three Months Ended         Year Ended
                                                1999           1998          December 31, 1997     September 30, 1997
                                               ------         ------        ------------------     ------------------
West Texas Intermediate Crude ($/bbl)           19.37          14.41               20.02                   21.83
U.S. Spot Natural Gas ($/mcf)                    2.19           2.01                2.72                    2.47

   Crude oil prices rebounded strongly from the record lows experienced in 1998. Prices averaged $19.37 for the year, ranging from a low of $11.68/bbl in February of the year to $27.36/bbl in November. Oil prices increased due to sustained adherence to production cut agreements in both OPEC and non-OPEC countries coupled with a resurgence of worldwide demand growth led by a recovery of Asian markets and a return to colder winter weather. The resulting decrease in global oil inventories (particularly in North America) provided increased stability in the market and stronger price support.

   U.S. natural gas prices strengthened in 1999 compared to the prior year, averaging $2.19/mcf and ranging from a low of $1.58/mcf in March to a high of $2.94/mcf in October. The increase is due in part to an apparent reduction in available gas supply brought about by the sustained slow down in gas directed drilling in the U.S. experienced from January 1998 to June 1999. The impact of lower supply coupled with the return of colder winter weather has reduced natural gas storage inventories to historically seasonable levels.

ROTARY RIG COUNT

   The Company is engaged in the oilfield service industry providing products and services that are used in exploring for, developing and producing oil and gas reservoirs. When drilling or workover rigs are active, they consume the products and services produced by the oilfield service industry. The active rig count acts as a leading indicator of consumption of products and services used in drilling, completing, producing and processing hydrocarbons.

   Rig count trends are governed by the exploration and development spending by oil and gas companies, which in turn is influenced by current and future price expectations for oil and natural gas. Rig counts therefore reflect the relative strength and stability of energy prices.

                                    Year Ended
                                   December 31,
                               ---------------------         Three Months Ended         Year Ended
                                1999           1998           December 31, 1997      September 30, 1997
                               ------         ------         -------------------     ------------------
U.S. - Land                       519            703                 873                      788
U.S. - Offshore                   106            123                 125                      118
Canada                            245            259                 448                      340
                                -----          -----               -----                    -----
   North America                  870          1,085               1,446                    1,246
                                -----          -----               -----                    -----
Latin America                     186            243                 280                      277
North Sea                          39             52                  55                       58
Other Europe                       42             46                  56                       57
Africa                             42             74                  75                       80
Middle East                       140            166                 165                      150
Asia Pacific                      139            173                 173                      181
                                -----          -----               -----                    -----
   International                  588            754                 804                      803
                                -----          -----               -----                    -----
Worldwide                       1,458          1,839               2,250                    2,049
                                -----          -----               -----                    -----
U.S. Workover Rigs                835          1,088               1,427                    1,412
                                -----          -----               -----                    -----

   The extreme volatility experienced in 1999 for oil and gas prices created an uncertain business environment for the Company's customers. Consequently, customer expenditures to explore for and produce oil and gas declined, decreasing the number of active drilling and workover rigs and reducing the need for the Company's products and services, which resulted in decreased revenues.

   Reductions or increases in rig count may or may not have a significant impact on revenues depending on the prevailing market conditions. There is often a lag between increases or decreases in oil and gas prices and changes in rig count and an additional lag between changes in rig count and the impact on the Company's revenues.

OUTLOOK

   Oil prices are expected to remain strong in the first half of 2000 but are expected to moderate throughout the balance of the year as the OPEC production cuts agreed to in 1999 expire and additional oil supply becomes available to the market. Prices for benchmark West Texas Intermediate oil are expected to trade in the range of $20 to $25/bbl by the end of 2000.

   U. S. natural gas prices are expected to remain strong throughout 2000 averaging between $2.20 and $2.60 per mcf as lower storage levels, increased demand and reduced supply pressure the market in the coming injection season.

   In response to improved energy prices, customer spending is expected to strengthen in 2000 with current estimates indicating increased global spending in the oil and gas industry of approximately 10% over 1999 levels. North American spending is expected to continue to increase throughout the year with both natural gas and oil as drivers of increased drilling and production activity. Outside North America; customer spending is expected to remain depressed in the first quarter with gradual improvement thereafter.

ACQUISITIONS

   No significant acquisitions were made during 1999. In addition to the acquisitions discussed below, the Company made several acquisitions to expand its technology base and to increase its presence in key geographic areas in 1998, the Transition Period and 1997. None of these acquisitions individually or in the aggregate are material to the Company's consolidated financial statements.

1998

   In April 1998, the Company acquired all the outstanding stock of WEDGE DIA-LOG, Inc. ("WEDGE") for $218.5 million in cash. WEDGE specializes in cased-hole logging and pipe recovery services. Also in April 1998, the Company acquired 3-D Geophysical, Inc. ("3-D") for $117.5 million in cash. 3-D is a supplier of primarily land-based seismic data acquisition services. The purchase method of accounting was used to record both of these acquisitions. The operating results of these acquisitions are included in the consolidated statement of operations from their respective acquisition dates.

1997

   In July 1997, the Company completed the acquisition of Petrolite Corporation ("Petrolite"). The Company issued 19.3 million shares of its common stock having an aggregate value of $730.2 million. Additionally, the Company assumed Petrolite's outstanding vested and unvested employee stock options, which had a fair market value of $21.0 million resulting in total consideration of $751.2 million. The Company recorded an unusual charge of $34.5 million related to the combination of Petrolite with Baker Performance Chemicals, the Company's existing oilfield and industrial chemicals operations, forming Baker Petrolite, a leading provider of oilfield chemicals in the major oilfield markets.

   Also in July 1997, the Company acquired Drilex International Inc. ("Drilex"), a provider of products and services used in the directional and horizontal drilling and workover of oil and gas wells, for 2.7 million shares of the Company's common stock. The acquisition of Drilex, which has been combined with the operations of INTEQ, provided the Company with an increased presence in the U.S. land directional and horizontal drilling market. In connection with the acquisition of Drilex, the Company recorded an unusual charge of $7.1 million related to transaction and other one-time costs.

RESULTS OF CONTINUING OPERATIONS

REVENUES

   Revenues for 1999 totaled $4,546.7 million, as compared to $5,820.6 million for 1998, a decrease of 21.9%. The decrease was due to continued depressed activity levels that started in the second half of 1998 and continued throughout 1999. Although oil and gas prices improved during 1999, average rig counts fell 19.8% in North America and 22% outside North America when compared to 1998. Substantially all areas of the world experienced revenue declines in 1999 as compared to 1998. Approximately 58% of the Company's 1999 revenues were derived from sources outside North America. 1999 revenues from production of oil and gas wells increased over 1998 as certain projects previously in development stage began production during 1999. Oil and gas revenues for 1999 and 1998, were $68.2 million and $5.9 million, respectively.

Baker Hughes Incorporated
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


   Revenues for 1998 were $5,820.6 million, an increase of 17.4% over 1997 revenues of $4,957.9 million. The increase was due to various acquisitions made by the Company in 1998 and in the latter part of 1997, offset by activity level declines as rig counts in 1998 fell 12.9% in North America and 6.1% outside North America when compared to 1997. These activity declines were brought about by the significant drop in the price of oil and natural gas in the second half of 1998 and the resultant decrease in customer spending. Approximately 61% of the Company's revenues were derived from activities outside North America in 1998 and 1997.

   Quarterly revenues peaked in the June 1998 quarter at $1,532.4 million and declined $225.1 million, or 14.7%, to $1,307.3 million by the December 1998 quarter. The impact on the Company's business was most dramatic in North America land based activity and in Venezuela. Excluding acquisitions, Western Geophysical is the only division that reported revenue increases in the second half of 1998 as it benefited from strong licensing sales of multiclient seismic data, where customer spending has been less impacted by fluctuations in oil prices.

   Revenues for the three months ended December 31, 1997 were $1,449.0 million, an increase of 20.1% over revenues in the three months ended December 31, 1996 of $1,206.7 million. The revenue improvement resulted from higher activity levels as the worldwide rig count increased 14.7% from the three months ended December 31, 1997, when compared to the three months ended December 31, 1996.

GROSS MARGIN

   Gross margins for 1999, 1998, the Transition Period and 1997, were 19.1%, 18.5%, 27.0% and 21.2%, respectively. Gross margins in 1999 and 1998 were adversely impacted by significant activity declines and the resulting pricing pressure on the Company's products and services. In addition, as discussed in "-Unusual and Other Nonrecurring Charges", during 1999 and 1998 nonrecurring charges recorded in costs of revenue totaled $72.1 million and $286.6 million, respectively. Conversely, the higher gross margin percentages in the Transition Period and 1997 result primarily from higher incremental gross profit on increasing revenues, changes in the revenue mix and continued emphasis on productivity and cost improvements.

SELLING, GENERAL AND ADMINISTRATIVE

   Selling, general and administrative ("SG&A") expense as a percent of consolidated revenues for 1999, 1998, the Transition Period and 1997, were 14.4%, 13.4%, 13.6% and 9.4%, respectively. Despite significant cost reduction efforts during 1998 and 1999, SG&A did not decline as a percentage of revenue due to several factors. As discussed in "-Unusual and Other Nonrecurring Charges," in 1999 credits totaling $20.3 million and in 1998 charges totaling $68.7 million were recorded in SG&A. In addition, increased spending on Project Renaissance and Year 2000 computer issue preparations during this period and the fact that SG&A expenses are generally more fixed in nature also contributed to the higher percentages in 1998 and 1999. Significantly higher activity and revenue levels in 1997 resulted in lower SG&A expenses as a percentage of revenue during the period.

MERGER RELATED COSTS

   In connection with the Merger, in 1998 the Company recorded merger related costs of $217.5 million. The cash portion of the charge was $159.3 million and the noncash portion was $58.2 million. These costs included:

Cash portion:

o Transaction costs including banking, legal and printing fees.

o Employee related costs consisting of payments made to certain officers of Western Atlas and severance benefits paid to terminated employees whose responsibilities were deemed redundant.

o Integration costs including changing legal registrations, terminating a joint venture as a result of the Merger, and changing signs and logos.

NONCASH PORTION:

o Charges related to the triggering of change in control rights contained in certain Western Atlas and Baker Hughes employee stock option plans.

o Charge to record the write-off of the carrying value of a product line that was discontinued as a result of the Merger.

   During 1999, the Company reviewed the balances of the accruals for cash merger charges and determined that $1.6 million of the remaining balances in the accruals would not be utilized. This amount was included in the fourth quarter as an adjustment to merger related costs.

   The cash spent as of December 31, 1999 was $142.9 million. The Company expects that, of the $14.8 million accrual at December 31, 1999, $2.0 million will be spent by June 2000 and $2.4 million will be spent over a three-year period, with the remaining accrual being spent over the remaining life of the related contractual obligations.

Unusual and Other Nonrecurring Charges

1999

   As a result of continuing low activity levels, predominantly for the Company's seismic products and services, the Company recorded charges during the fourth quarter of 1999 totaling $122.8 million as summarized below:

                                                                                                       Accrued
                                                                                         Amounts     Balance at
                                                                              Total      Paid in     December 31,
(In millions)                                                                 Charge       1999         1999
-------------                                                                ---------   --------    ------------
Cash charges
   Severance for approximately 800 employees                                 $    12.5   $    2.2     $    10.3
   Lease termination and other contractual obligations                            36.0        1.5          34.5
   Other cash charges                                                              2.2                      2.2
                                                                             ---------   --------    ------------
     Subtotal cash charges                                                        50.7   $    3.7     $    47.0
                                                                                         --------    ------------
Noncash charges - write-off or write-down of property and equipment               72.1
                                                                             ---------
   Total cash and noncash charges                                            $   122.8
                                                                             =========

   The employee groups terminated were executive, marketing, field service and support personnel and approximately 200 were terminated as of December 31, 1999. The amount accrued for severance is based upon the positions eliminated and the Company's written severance policy and does not include any portion of the employees' salary through their severance dates. Based upon current estimates, the Company estimates that all of the accrued severance at December 31, 1999 will be paid during 2000 when the employees leave the Company.

   The Company accrued $36.0 million related to expected costs to settle contractual obligations based upon management's decision to reduce or abandon certain operations and based on the terms of the applicable agreements. These costs consist primarily of the cost of terminating leases on certain marine vessels that are being taken out of service and removed from the fleet.

   The impairment of property includes the write-off or write-down of certain assets utilized in the Company's seismic business. These assets are being scrapped or otherwise being disposed of and consist of $31.7 million of land and marine recording equipment, $1.6 million of data processing equipment and $19.6 million of marine vessels to be sold or otherwise abandoned. Write-down amounts were generally determined by use of internal appraisal techniques to assess the estimated realizable value to be realized upon disposal. On an annualized basis, the effect of eliminating depreciation on assets written down or written off is approximately $19.4 million.

   During 1999 the Company realized nonrecurring gains totaling $54.8 million. The Company sold two large excess real estate properties and realized net gains totaling $39.5 million. The Company received net proceeds of $68.1 million. In addition, the Company sold certain assets related to its previous divestiture of a joint venture and realized a net gain of $15.3 million.

   During 1999 the Company reviewed the remaining balances of the accruals for cash charges and made $7.4 million of adjustments to reflect the current estimates of remaining expenditures. These adjustments included reversals of previously recorded accruals that will not be utilized. The adjustments related primarily to severance accruals and lease obligations. In addition, for accruals related to certain terminated lease obligations, revisions were made to increase previously recorded amounts based on current information and estimates of expected cash flows related to these leases.

   These items were reflected in the following captions of the consolidated statement of operations:

(In millions)                                 Charges    Credits    Adjustments     Total
-------------                                 -------    -------    -----------     -----
Cost of revenues                              $  72.1                               $72.1
Selling, general and administrative                      $ (15.3)   $      (5.0)    (20.3)
Unusual charge                                   50.7      (39.5)          (2.4)      8.8
                                              -------    -------    -----------     -----
   Total                                      $ 122.8    $ (54.8)   $      (7.4)    $60.6
                                              =======    =======    ===========     =====

Baker Hughes Incorporated
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


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

   As a result of this sharp decline in demand and to adjust to the lower level of activity, the Company assessed its overall operations and recorded charges of $551.9 million as summarized below:

                                                                                                                       Accrued
                                                                       Amounts       Amounts                         Balance at
                                                                       paid in       paid in        Adjustments     December 31,
(In millions)                                            Total          1998          1999             1999             1999
-------------                                          ---------     ----------     ---------       -----------     ------------
Cash charges
   Severance for approximately 5,200 employees         $    58.0     $    (24.2)    $   (31.2)       $   (1.3)         $    1.3
   Integration costs, abandoned leases and other
     contractual obligations:
       Abandoned leases                                     11.7           (1.8)         (4.6)            0.6               5.9
       Contractual obligations                              13.5           (7.6)         (5.3)           (0.6)
       Integration costs                                     4.6           (2.6)         (2.0)
   Environmental reserves                                    8.8           (4.3)         (3.6)                              0.9
   Other cash costs (includes litigation reserves)          21.4           (4.7)         (5.5)           (1.1)             10.1
                                                       ---------     ----------     ---------        --------          --------
     Subtotal cash charges                                 118.0     $    (45.2)    $   (52.2)       $   (2.4)         $   18.2
                                                       ---------     ==========     =========        ========          ========
Noncash charges - write-off and write-down of:
   Inventory and rental tools                              160.2
   Petro Alliance Services Company Limited                  83.2
   Property and other assets                                75.7
   Oil and gas properties (ceiling-test)                    69.3
   Intangible assets                                        17.8
   Real estate held for sale                                17.0
   Investments in affiliates                                10.7
                                                       ---------
     Subtotal noncash charges                              433.9
                                                       ---------
Total cash and noncash charges                         $   551.9
                                                       =========

   The table set forth below is a reconciliation of the above charges in the cash and noncash tables to the following captions of the consolidated statement of operations:

                                                                                                           Selling,
                                                                                                           General
                                                                                     Total     Cost of       and         Unusual
(In millions)                                                                       Charge    Revenues  Administrative   Charge
-------------                                                                       ------    --------  --------------   -------
Cash charges
   Severance                                                                        $ 58.0                               $  58.0
   Integration costs, abandoned leases, etc.                                          29.8                                  29.8
   Environmental reserves                                                              8.8    $    8.8
   Other cash costs                                                                   21.4        11.3      $  10.1
                                                                                    ------    --------      -------      -------
     Subtotal cash charges                                                           118.0        20.1         10.1         87.8
                                                                                    ------    --------      -------      -------
Noncash charges
   Inventory and rental tools                                                        160.2       160.2
   Petro Alliance Services Company Limited                                            83.2        32.7         50.5
   Property and other assets                                                          75.7        65.6                      10.1
   Oil and gas properties (ceiling-test)                                              69.3                                  69.3
   Intangible assets                                                                  17.8         8.0          5.3          4.5
   Real estate held for sale                                                          17.0                                  17.0
   Investments in affiliates                                                          10.7                      2.8          7.9
                                                                                    ------    --------      -------      -------
     Subtotal noncash charges                                                        433.9       266.5         58.6        108.8
                                                                                    ------    --------      -------      -------
Total cash and noncash charges                                                      $551.9    $  286.6      $  68.7      $ 196.6
                                                                                    ======    ========      =======      =======

   The amount accrued for severance is based upon the Company's written severance policy and the positions eliminated. The accrued severance does not include any portion of the employees' salaries through their severance dates. Based upon current severance dates, the Company expects that of the accrued severance remaining at December 31, 1999, substantially all will be paid during 2000.

   The Company accrued $29.8 million to combine operations and consolidate facilities. Such accrual includes costs to settle leases on idled facilities based upon lease agreements; to shut-down oil and gas operations in certain countries based upon management's decision to abandon operations; to terminate a rig contract based upon the terms of the agreement; and other collocation costs based upon the estimated exit costs for approved plans. The accrual does not include any portion of the costs before actual abandonment of the facilities or ceasing of the operations. The remaining accrual of $5.9 million related to abandoned leases will be spent according to the lease terms.

   The impairment of inventory and rental tool assets of $160.2 million impacted virtually all operating divisions and was due to advances in technology that have obsoleted certain product lines, as well as a decline in market demand that has resulted in an excess supply of certain products. The product lines most affected were completion products, drilling and evaluation systems and tools and tricone and diamond drill bits. Much of the obsolete and excess inventory will be scrapped and has been written off completely. The remaining assets have been written down to their estimated value based on the Company's inventory and rental tool obsolescence policy.

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

   The impairment of property and other assets of $75.7 million includes an $18.1 million write-down to reduce the carrying value of a portion of the Company's drilling equipment; a $12.6 million write-off of obsolete solid and oil-filled streamer sections used on seismic vessels; a $14.9 million write-down of surplus well-logging equipment; a $9.5 million write-off of prepaid royalties on an abandoned product line; and $20.6 million of assets written down to fair market value. The write-down of these assets was determined based on internally developed valuations using a variety of methods.

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

   The write-off of intangible assets of $17.8 million includes $2.7 million for capitalized software costs for product lines abandoned as a result of recent acquisitions; $5.3 million for capitalized development costs for software systems that are being replaced by the Company's implementation of SAP R/3; and $9.8 million for goodwill associated with a discontinued business and a subsidiary held for sale.

   The write-down of real estate held for sale of $17.0 million is for a specific property and the charge reduces the carrying value to the property's appraised value.

   The $10.7 million charge is to write-off investments in joint ventures in both Russia and Indonesia and also includes a loss on the sale of Tracor Europa, a discontinued subsidiary.

Baker Hughes Incorporated
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

1997

   During 1997, the Company recorded unusual charges of $51.1 million. This included charges in connection with the acquisitions of Petrolite and Drilex of $34.5 million and $7.1 million, respectively, to combine the acquired operations with those of the Company. An additional $9.5 million charge was recorded as a result of the decision to discontinue a low margin, oilfield product line in Latin America and to sell the Tracor Europa subsidiary, a computer peripherals operation. This resulted in a write-down of the investment in Tracor Europa to net realizable value. Cash provisions of the unusual charge totaled $18.5 million. The Company spent $5.5 million during 1997, $1.6 million during the Transition Period and substantially all of the remaining $11.4 million in 1998. Such expenditures relate to specific plans and clearly defined actions and were funded from operations and available credit facilities.

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

   There were 26 individual research and development projects that were in development at the time of the acquisition that were classified as in-process research and development. A total of $126.0 million was allocated to Petrolite's existing technology that had an original estimated useful life of 30 years. This technology, used primarily in energy-related industries, is embedded in various products of Petrolite designed to inhibit corrosion and scale formation, aid in the oil and water separation process and enhance the performance, through the use of chemical additives, of the process industry. The products under development were valued using a discounted cash flow analysis at a 14% discount factor. The cash flows were projected for a 20 year period and included additional research and development and capital expenditures required to complete the projects. The gross margins used for these products were generally consistent with those of other products sold by the Company. The 14% discount factor used considered the time value of money, inflation and the risk inherent in the projects under development. In aggregate, the remaining completion costs for these products were projected to exceed $7.2 million with completion periods varying from 90 days to two years. As of December 31, 1999, seventeen of these products had generated commercial sales, five had product sales on a trial basis only, and four were determined not to be viable products. During 1999, revenues from these products totaled approximately $7.6 million.

   There are risks associated with the projects that may prevent them from becoming viable products that generate revenues. These risks include, but are not limited to, the successful development of the underlying technology and the ability to economically produce a product in commercial quantities. In addition, the factors described above in "-Forward-Looking Statements" and "-Business Environment" create uncertainty that demand for the products utilizing this yet to be developed technology will exist.

INTEREST EXPENSE

   Interest expense in 1999 increased $16.3 million compared to 1998. Interest expense in 1998 increased $54.7 million compared to 1997. These increases were due to higher debt levels that funded acquisitions, capital expenditures and working capital.

UNREALIZED GAIN ON TRADING SECURITIES

   The Company currently holds equity securities in Tuboscope, Inc. In 1999, the Company announced its intention to sell its holdings in Tuboscope, Inc. and has reclassified these from available for sale securities to trading securities. As a result of this decision, the Company recognized an unrealized gain of $31.5 million pre-tax in the fourth quarter of 1999.

INCOME TAXES

   The effective income tax rates before merger related costs, spin-off related costs, unusual and other nonrecurring charges were 34.7%, 35.4%, 37.8% and 35.3% for the periods ended December 31, 1999, December 31, 1998, December 31, 1997 and September 30, 1997, respectively.

   The 1999 effective income tax rate is lower than the 1998 rate due primarily to lower taxes from international operations and a settlement of the audit of the Company's 1994 and 1995 U.S. consolidated income tax returns with the Internal Revenue Service. As a result of the settlement, the Company recognized a tax benefit through the reversal of deferred income taxes previously provided of $18.1 million in the quarter ended June 30, 1999.

   A significant portion of the Merger related costs and the unusual and other nonrecurring charges recorded in 1998 were not deductible for tax purposes in any jurisdiction. In addition, the Company operated in certain jurisdictions that assess tax on a deemed profit or turnover basis. As a result, the Company provided $24.7 million of income taxes on the net loss from continuing operations of $256.2 million in 1998.

CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

   Net cash inflows from operating activities of continuing operations were $541.3 million, $794.2 million, $137.9 million and $710.4 million in 1999, 1998, the Transition Period and 1997, respectively. The reduction in cash flow from 1998 to 1999 is due to lower net income, after including the noncash portion of nonrecurring items, payments on accruals for merger and nonrecurring related items of $73.0 million and decreases in accounts payable and other accrued liabilities caused by lower business levels. This was offset by reductions in receivables and inventory resulting from activity declines and additional management focus. The increase in operating cash flow from 1997 to 1998 resulted from the increasing business levels from period to period.

INVESTING ACTIVITIES

   Net cash outflows from investing activities of continuing operations were $481.9 million in 1999, $1,658.6 million in 1998, $317.8 million in the Transition Period and $970.0 million in 1997.

   Property additions in 1999 decreased significantly from prior year levels as the Company responded to the depressed market conditions for its products and services. The Company currently expects 2000 capital expenditures to be approximately $600.0 million excluding acquisitions. Funds provided from operations and outstanding lines of credit are expected to be adequate to meet future capital expenditure requirements. Property additions in 1998 increased as the Company added capacity to meet increased market demand and due to an increase in the acquisition of multiclient seismic data.

   Proceeds from the disposal of assets generated $151.9 million in 1999, $100.0 million in 1998, $20.5 million in the Transition Period and $61.7 million in 1997.

   The Company obtained $68.7 million of cash from the two stock acquisitions of Petrolite Corporation and Drilex that occurred in 1997. In July 1997, the Company sold all of the marketable securities it obtained from Wm. S. Barnickel & Company in association with the Petrolite acquisition for $48.5 million.

   In 1998, the Company used short-term borrowings to purchase various businesses including WEDGE for $218.4 million, net of cash acquired, 3-D for $117.5 million and Western Rock Bit for $31.4 million. In the Transition Period the Company used short-term borrowings to purchase various businesses including Oilfield Dynamics Inc. for $34.2 million. In 1997, the Company used existing cash on hand and short-term borrowings to purchase various businesses including the Environmental Technology Division of Deutz AG for $52.2 million, net of cash acquired.

   During the June 1997 quarter, the Company began a multi-year initiative designed to redesign certain of its business processes and to develop and implement an enterprise wide software system. The initiative, named "Project Renaissance," will utilize SAP R/3 as its software platform across the whole of the Company and is expected to cost in excess of $300 million over a four year period of which $192.9 million has been spent as of December 31, 1999.

   The words "expected" and "expects" are intended to identify Forward-Looking Statements in "Investing Activities". See "-Forward-Looking Statements" and "-Business Environment" above for a description of risk factors related to these Forward-Looking Statements.

FINANCING ACTIVITIES

   Net cash inflows (outflows) from financing activities of continuing operations were $(63.1) million, $838.6 million, $173.7 million and $462.3 million in 1999, 1998, the Transition Period and 1997, respectively.

Baker Hughes Incorporated
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


   Total debt outstanding at December 31, 1999 was $2,814.1 million, compared to $2,770.7 million at December 31, 1998, and $1,782.6 million at September 30, 1997. The increase in debt is primarily due to increased borrowings from commercial paper and revolving credit facilities that funded acquisitions, capital expenditures, and working capital needs. The debt to equity ratio was
0.92 at December 31, 1999 compared to 0.88 at December 31, 1998.

   Cash dividends in 1999 increased due to the increase in the number of shares of common stock outstanding as a result of the Merger.

   At December 31, 1999, the Company had $1,512.9 million of credit facilities with commercial banks, of which $1,000.0 million was committed. These facilities are subject to normal banking terms and conditions that do not significantly restrict the Company's activities.

   On January 14, 1999, the Company issued $400 million of 6.875% Notes due January 2029, $325 million of 6.25% Notes due January 2009, $200 million 6.0% Notes due February 2009 and $100 million of 5.8% Notes due February 2003 with effective interest rates of 7.08%, 6.38%, 6.11% and 6.04%, respectively. The net proceeds of $1,010.7 million were used to repay the $150.0 million of the 7.625% Notes due February 1999, commercial paper, and other short-term borrowings.

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

   SFAS No. 133, as amended, is effective for all quarters of fiscal years beginning after June 15, 2000. Retroactive application to periods prior to adoption is not allowed. The Company will adopt the standard in the first quarter of 2001. The Company has not quantified the impact of the adoption of SFAS No. 133 on its consolidated financial statements.

YEAR 2000 ISSUE

   Many computer hardware and software products were not engineered with internal calendars or date-processing logic capable of accommodating dates after December 31, 1999. In most cases, the problem was due to the hardware or software application storing the year as a two-digit field. In applications where this year 2000 ("Y2K") problem exists, the year 2000 will appear as 00, and current applications could interpret the year as 1900 or some date other than 2000. The same error may exist for years later than 2000 because the application cannot distinguish which century the date represents. These problems had the potential of negatively affecting the Company's business application systems, manufacturing, engineering and process control systems, products sold to customers, equipment used in providing services, facilities equipment and information technology infrastructure. Additionally, Y2K issues impacting suppliers and customers could have had an indirect negative impact on the Company.

   The Company did not experience any Y2K problems as a result of the change of year from 1999 to 2000, that, in the opinion of the Company's management, materially and adversely affected the consolidated financial condition of the Company. The Company had approximately 100 full time equivalent employees ("FTEs") involved in its effort to address its Y2K issues, which the Company estimates had an associated annual cost of approximately $7.0 million. Generally, these FTEs were full-time employees who devoted some portion of their schedule to the Y2K effort. In addition to the payroll and payroll-related costs, Baker Hughes spent approximately $41.5 million through December 31, 1999 on addressing its Y2K issues. The Company funded these expenditures from cash that it generated from operating activities or existing credit facilities.

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

   The Company may make certain modifications to its legacy computer systems, or replace them, to address certain Euro conversion issues, pending full implementation of SAP R/3. The Company is presently assessing these conversion modifications and their costs.

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

   The word "anticipate" is intended to identify a Forward-Looking Statement in "Euro Conversion." The Company's anticipation regarding the lack of significance of the Euro introduction on the Company's operations is only its forecast regarding this matter. This forecast may be substantially different from actual results, which are affected by factors such as the following: unforeseen difficulties in remediating specific computer systems to accommodate the Euro due to the complexity of hardware and software, the inability of third parties to adequately address their own Euro systems issues, including vendors, contractors, financial institutions, U.S. and foreign governments and customers, the delay in completion of a phase of the Company's remediation of a computer system to accommodate the Euro necessary to begin a later phase, the discovery of a greater number of hardware and software systems or technologies with material Euro issues than the Company presently anticipates, and the lack of alternatives that the Company previously believed existed.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to certain market risks that are inherent in the Company's financial instruments which arise in the normal course of business. The Company may enter into derivative financial instrument transactions to manage or reduce market risk; that is, the Company does not enter into derivative financial instrument transactions for speculative purposes. A discussion of the Company's primary market risk exposure in financial instruments is presented below.

LONG-TERM DEBT

   The Company is subject to interest rate risk on its long-term fixed interest rate debt. Commercial paper borrowings, other short-term borrowings and variable rate long-term debt do not give rise to significant interest rate risk because these borrowings either have maturities of less than three months or have variable interest rates. All other things being equal, the fair market value of the Company's debt with a fixed interest rate will increase, and the amount required to retire that debt today will increase, as interest rates fall and the fair market value will decrease as interest rates rise. This exposure to interest rate risk is managed by borrowing money that has a variable interest rate or using interest rate swaps to change fixed interest rate borrowings to variable interest rate borrowings. Generally, the Company maintains between 50% and 65% of total borrowings at variable interest rates.

   At December 31, 1999, the Company had fixed rate debt aggregating $2.0 billion and variable rate debt aggregating $0.8 billion. The following table sets forth, as of December 31, 1999 and 1998, the Company's principal cash flows for its long-term debt obligations, which bear a fixed rate of interest and are denominated in U.S. dollars, and the related weighted average effective interest rates by expected maturity dates. Additionally, the table sets forth the notional amounts and weighted average interest rates of the Company's interest rate swaps by expected maturity (dollar amounts in millions).

                                    1999       2000         2001       2002       2003      2004      Thereafter       Total
                                   ------     ------       ------     ------     ------    ------     ----------     ---------
As of December 31, 1999:
Long-term debt (4)                     --     $ 94.5       $  0.7     $  1.0     $100.0    $350.0     $  1,460.1(1)  $ 2,006.3
   Weighted average
     interest rates                             8.63%       10.31%      8.00%      5.80%     7.91%          5.90%         6.69%

Fixed to variable swaps (5)            --     $ 93.0                                                  $    325.0
   Pay rate                                     7.64%(2)                                                    4.69%(3)
   Receive rate                                 8.59%                                                       6.25%

As of December 31, 1998:
Long-term debt (4)                 $152.0     $ 95.1       $  1.5     $  9.2                          $    885.1(1)  $ 1,142.9
   Weighted average
   interest rates                    7.61%      8.55%        6.77%      6.77%                               6.10%         6.51%

Fixed to variable swaps (5)                   $ 93.0
   Pay rate                                     7.76%(2)
   Receive rate                                 8.59%

(1) Includes the Liquid Yield Option Notes with an accreted value of $285.7 million and $275.5 million at December 31, 1999 and 1998, respectively.

(2) Six-month LIBOR plus 2.01% settled semi-annually. This swap matured in January 2000.

(3) Average six-month LIBOR for the Japanese Yen, Euro and the Swiss Franc plus 3.16%.

(4) Fair market value of long-term debt is $1,796.9 million and $1,114.8 million at December 31, 1999 and 1998, respectively.

(5) Fair market value of the interest rate swaps is a $13.8 million payable and a $1.6 million receivable at December 31, 1999 and 1998, respectively.

   Included in the table above in the "Thereafter" column is the Company's Liquid Yield Option Notes ("LYONS") which are convertible into Company common stock at the option of the holder. As such, the fair value of the LYONS is determined, in addition to changes in interest rates, by changes in the market price of the Company's common stock. (Holding interest rates constant, a 20% decline in the market price of the Company's common stock would not cause the fair value of the LYONS at December 31, 1999 to decrease by a comparable percentage amount because the LYONS currently trade more like a debt instrument than an equity instrument. This occurs because the market price of the Company's common stock at December 31, 1999 of $21.06 was significantly below the LYONS conversion price of $40.24.)

INVESTMENTS

   The Company's investment in common stock and common stock warrants of Tuboscope, Inc. ("Tuboscope") is subject to equity price risk as the common stock of Tuboscope is traded on the New York Stock Exchange. Warrants to buy shares of Tuboscope common stock derive their value, in part, from the market value of Tuboscope common stock. The Company intends to sell its holdings in Tuboscope. Accordingly, securities held by the Company in this investment are classified as trading securities and reported at fair market value, with unrealized gains and losses included in earnings.

   At December 31, 1999 and 1998, the fair market value of the Company's investment in common stock and common stock warrants of Tuboscope was $58.7 million and $26.9 million, respectively. The Tuboscope common stock was valued at the closing price at December 31, 1999 and 1998, respectively; as reported on the New York Stock Exchange, and the warrants were valued using the Black-Scholes option-pricing model. No actions have been taken by the Company to hedge this market risk exposure. A 20% decline in the market price of Tuboscope common stock would cause the fair market value of the investment in common stock and common stock warrants of Tuboscope to decrease $13.9 million at December 31, 1999.

FOREIGN CURRENCY

   The Company's operations are conducted around the world in a number of different currencies. As such, future earnings are subject to change due to changes in foreign currency exchange rates when transactions are denominated in currencies other than the Company's functional currencies - the primary currencies in which the Company conducts its business in various jurisdictions. As a general rule, the Company hedges all or part of the future earnings exposure when it believes the risk of loss is greater than the cost of the associated hedge.

   At December 31, 1999, the Company had Norwegian Krone denominated commitments of $39.3 million related to the purchase of a seismic vessel. At December 31, 1998, the Company had Norwegian Krone denominated commitments of $81.4 million, related to the purchase of two seismic vessels. The Company had entered into forward exchange contracts with notional amounts of $39.5 million at December 31, 1999 and $88.9 million at December 31, 1998, to hedge these commitments. At December 31, 1999 the fair market value of these contracts was $39.3 million, resulting in an unrealized loss of $0.2 million. In addition, at December 31, 1999, the Company had Australian Dollar denominated commitments of $7.5 million primarily related to a long-term equipment purchase commitment for which the Company entered into forward exchange contracts with notional amounts of $7.1 million to hedge substantially all of this commitment. The unrealized gain on these forward exchange contracts at December 31, 1999 was $0.4 million. At December 31, 1999 the Company had Japanese Yen denominated accounts receivable of $0.8 million related to a sales agreement. At December 31, 1999, the Company had entered into a forward exchange contract with a fair market value of $0.7 million as a hedge for this collection. The notional amounts are used to express the volume of these transactions and do not represent exposure to loss. The carrying value of the contracts was not significant. Foreign currency gains and losses for such purchases are deferred and become part of the basis of the assets. The counterparties to the Company's forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis and, in management's opinion, present no significant credit risk to the Company. In the unlikely event that the counterparties fail to meet the terms of a foreign currency contract, the Company's exposure is limited to the foreign currency spot rate differential.

   Certain borrowings of the Company are denominated in currencies other than its functional currency. At December 31, 1999, these nonfunctional currency borrowings totaled $1.9 million where the primary exposure was between the U.S. Dollar and the Danish Krone. A 10% appreciation of the U.S. Dollar against these currencies would not have a significant effect on the future earnings of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT REPORT OF FINANCIAL RESPONSIBILITIES

   The management of Baker Hughes Incorporated is responsible for the preparation and integrity of the accompanying consolidated financial statements and all other information contained in this Annual Report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include amounts that are based on management's informed judgments and estimates.

   In fulfilling its responsibilities for the integrity of financial information, management maintains and relies on the Company's system of internal control. This system includes written policies, an organizational structure providing division of responsibilities, the selection and training of qualified personnel and a program of financial and operational reviews by a professional staff of corporate auditors. The system is designed to provide reasonable assurance that assets are safeguarded, transactions are executed in accordance with management's authorization and accounting records are reliable as a basis for the preparation of the consolidated financial statements. Management believes that, as of December 31, 1999, the Company's internal control system provides reasonable assurance that material errors or irregularities will be prevented or detected within a timely period and is cost effective.

   Management recognizes its responsibility for fostering a strong ethical climate so that the Company's affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in the Company's Standards of Conduct which are distributed throughout the Company. Management maintains a systematic program to assess compliance with the policies included in the standards.

   The Board of Directors, through its Audit/Ethics Committee composed solely of nonemployee directors, reviews the Company's financial reporting, accounting and ethical practices. The Audit/Ethics Committee recommends to the Board of Directors the selection of independent public accountants and reviews their fee arrangements. It meets periodically with the independent public accountants, management and the corporate auditors to review the work of each and the propriety of the discharge of their responsibilities. The independent public accountants and the corporate auditors have full and free access to the Audit/Ethics Committee, without management present, to discuss auditing and financial reporting matters.





/s/ JOE B. FOSTER           /s/ G. STEPHEN FINLEY            /s/ ALAN J. KEIFER
Joe B. Foster               G. Stephen Finley                Alan J. Keifer
Chairman, President and     Senior Vice President -          Vice President and
Chief Executive Officer     Finance and Administration,      Controller
                            and Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

Stockholders of Baker Hughes Incorporated:

   We have audited the accompanying consolidated statements of financial position of Baker Hughes Incorporated and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998, the three month period ended December 31, 1997 and the year ended September 30, 1997. Our audits also included the financial statement schedule II, valuation and qualifying accounts. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Baker Hughes Incorporated and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, the three month period ended December 31, 1997 and the year ended September 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

   As described in Note 2 to the consolidated financial statements, the Company changed its method of accounting for impairment of long-lived assets to be disposed of effective October 1, 1996 to conform with Statement of Financial Accounting Standards No. 121.

   As described in Note 19, the accompanying consolidated statement of financial position as of December 31, 1998 and the related consolidated statement of operations, stockholders' equity, and cash flows for the year ended December 31, 1998, the three month period ended December 31, 1997, and the year ended September 30, 1997 have been restated.


/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 16, 2000

Baker Hughes Incorporated
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Year Ended
                                                               December 31,
                                                           ---------------------      Three Months Ended            Year Ended
(In millions, except per share amounts)                       1999       1998          December 31, 1997        September 30, 1997
---------------------------------------                    ---------   ---------      ------------------        ------------------
                                                                                   (As Restated - See Note 19)
                                                                       -----------------------------------------------------------
REVENUES                                                   $ 4,546.7   $ 5,820.6          $ 1,449.0                  $ 4,957.9
                                                           ---------   ---------          ---------                  ---------
COSTS AND EXPENSES:
   Costs of revenues                                         3,677.7     4,745.7            1,057.4                    3,907.7
   Selling, general and administrative                         655.0       778.0              197.6                      466.7
   Merger related costs                                         (1.6)      217.5
   Unusual charge, net                                           8.8       196.6                                          51.1
   Acquired in-process research and development                                                                          118.0
                                                           ---------   ---------          ---------                  ---------
       Total                                                 4,339.9     5,937.8            1,255.0                    4,543.5
                                                           ---------   ---------          ---------                  ---------
Operating income (loss)                                        206.8      (117.2)             194.0                      414.4
Interest expense                                              (159.0)     (142.7)             (23.6)                     (88.0)
Interest income                                                  5.0         3.7                1.2                        3.6
Unrealized gain on trading securities                           31.5
Spin-off related costs                                                                                                    (8.4)
                                                           ---------   ---------          ---------                  ---------
Income (loss) from continuing operations before income
  taxes and cumulative effect of accounting change              84.3      (256.2)             171.6                      321.6
Income taxes                                                   (32.0)      (24.7)             (65.1)                    (149.8)
                                                           ---------   ---------          ---------                  ---------
Income (loss) from continuing operations before
   cumulative effect of accounting change                       52.3      (280.9)             106.5                      171.8
Cumulative effect of accounting change:
   Impairment of long-lived assets to be disposed of
   (net of $6.0 income tax benefit)                                                                                      (12.1)
                                                           ---------   ---------          ---------                  ---------
Income (loss) from continuing operations                        52.3      (280.9)             106.5                      159.7
Income (loss) from discontinued operations, net of tax         (19.0)      (15.2)               7.7                     (134.3)
                                                           ---------   ---------          ---------                  ---------
Net income (loss)                                          $    33.3   $  (296.1)         $   114.2                  $    25.4
                                                           =========   =========          =========                  =========


Basic earnings per share:
   Income (loss) from continuing operations before
     cumulative effect of accounting change                $     .16   $    (.87)         $     .34                  $     .57
   Cumulative effect of accounting change                                                                                 (.04)
   Discontinued operations, net of tax                          (.06)       (.05)               .02                       (.45)
                                                           ---------   ---------          ---------                  ---------
   Net income (loss)                                       $     .10   $    (.92)         $     .36                  $     .08
                                                           =========   =========          =========                  =========
Diluted earnings per share:
   Income (loss) from continuing operations before
     cumulative effect of accounting change                $     .16   $    (.87)         $     .33                  $     .56
   Cumulative effect of accounting change                                                                                 (.04)
   Discontinued operations, net of tax                          (.06)       (.05)               .02                       (.44)
                                                           ---------   ---------          ---------                  ---------
   Net income (loss)                                       $     .10   $    (.92)         $     .35                  $     .08
                                                           =========   =========          =========                  =========


See Notes to Consolidated Financial Statements

Baker Hughes Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(In millions, except par value)                                      December 31, 1999   December 31, 1998
-------------------------------                                      -----------------   -----------------
                                                                               (As Restated - See Note 19)
                                                                               ---------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                $     16.9         $     19.5
Accounts receivable - less allowance for doubtful accounts:
  December 31, 1999, $52.6; December 31, 1998, $46.4                        1,011.4            1,258.2
Inventories                                                                   800.0              994.3
Net assets of discontinued operations                                         278.3              267.9
Other current assets                                                          223.2              213.3
                                                                         ----------         ----------
  Total current assets                                                      2,329.8            2,753.2

Property-net                                                                2,010.2            2,240.7
Goodwill and other intangibles - less accumulated amortization:
  December 31, 1999, $315.4; December 31, 1998, $265.1                      1,694.9            1,744.3
Multiclient seismic data and other assets                                   1,004.9              894.7
                                                                         ----------         ----------
  Total assets                                                           $  7,039.8         $  7,632.9
                                                                         ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                         $    380.9         $    487.9
Short-term borrowings and current portion of long-term debt                   108.1               44.4
Accrued employee compensation                                                 165.5              272.2
Other accrued liabilities                                                     345.7              378.8
                                                                         ----------         ----------
  Total current liabilities                                                 1,000.2            1,183.3
                                                                         ----------         ----------

Long-term debt                                                              2,706.0            2,726.3
                                                                         ----------         ----------
Deferred income taxes                                                          35.1              152.9
                                                                         ----------         ----------
Deferred revenue and other long-term liabilities                              227.4              405.3
                                                                         ----------         ----------
Commitments and contingencies

Stockholders' equity:
Common stock, $1 par value (shares authorized - 750.0; outstanding
  329.8 at December 31, 1999 and 327.1 at December 31, 1998)                  329.8              327.1
Capital in excess of par value                                              2,981.1            2,931.8
Retained earnings (deficit)                                                   (51.5)              66.1
Accumulated other comprehensive (loss)                                       (188.3)            (159.9)
                                                                         ----------         ----------
  Total stockholders' equity                                                3,071.1            3,165.1
                                                                         ----------         ----------
  Total liabilities and stockholders' equity                             $  7,039.8         $  7,632.9
                                                                         ==========         ==========


See Notes to Consolidated Financial Statements

Baker Hughes Incorporated
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                         Accumulated Other Comprehensive Income (Loss)
                                                                       ------------------------------------------------
                                                                                     Unrealized
                                                  Capital               Foreign     Gain (Loss)
                                                 In Excess  Retained    Currency    on Securities   Pension
                                         Common     of      Earnings   Translation    Available    Liability   Treasury
(In millions, except per share amounts)  Stock   Par Value  (Deficit)  Adjustment     for Sale     Adjustment   Stock     Total
---------------------------------------  ------  ---------  ---------  -----------  -------------  ----------  --------  ---------
                                                          (As Restated                                                (As Restated
                                                           See Note 19)                                                See Note 19)
BALANCE, SEPTEMBER 30, 1996              $289.5  $ 2,448.4  $   542.1    $ (106.3)     $   19.3     $     --   $   (2.1) $ 3,190.9
  as previously reported
Prior period adjustment (See Note 19)                           (27.3)                                                       (27.3)
                                         ------  ---------  ---------    --------      --------     --------   --------  ---------
BALANCE, SEPTEMBER 30, 1996               289.5    2,448.4      514.8      (106.3)         19.3                    (2.1)   3,163.6
Comprehensive income:
  Net income (As Restated - See Note 19)                         25.4
  Other comprehensive income (loss)
    (net of tax of $1.1, $22.3
    and $1.9, respectively)                                                 (29.8)         41.4         (3.5)
Total comprehensive income                                                                                                    33.5
Drilex pooling of interests                 2.7       46.9        5.7                                                         55.3
Spin-off of UNOVA (See Note 3)                      (513.1)     (77.9)       (8.8)                                          (599.8)
Cash dividends ($.46 per share)                                 (69.6)                                                       (69.6)
Petrolite and other acquisitions           20.2      758.4                                                                   778.6
Stock issued pursuant to
  employee stock plans                      4.1       87.9                                                         13.5      105.5
Treasury stock purchase                                                                                           (11.4)     (11.4)
                                         ------  ---------  ---------    --------      --------     --------   --------  ---------
BALANCE, SEPTEMBER 30, 1997               316.5    2,828.5      398.4      (144.9)         60.7         (3.5)        --    3,455.7
Comprehensive income:
  Net income (As Restated - See Note 19)                        114.2
  Other comprehensive income (loss)
    (net of tax of $1.6 and
    $10.3, respectively)                                                    (15.6)        (22.6)
Total comprehensive income                                                                                                    76.0
Cash dividends ($.115 per share)                                (19.5)                                                       (19.5)
Stock issued pursuant to
   employee stock plans                     0.3         5.5                                                                    5.8
Adjustment for change in year end                               (34.6)                                                       (34.6)
                                         ------  ---------  ---------    --------      --------     --------   --------  ---------
BALANCE, DECEMBER 31, 1997                316.8    2,834.0      458.5      (160.5)         38.1         (3.5)        --    3,483.4
Comprehensive income:
  Net loss (As Restated - See Note 19)                         (296.1)
  Other comprehensive income (loss)
   (net of tax of $0.5, $22.5 and
   $0.5, respectively)                                                        5.1         (38.2)        (0.9)
Total comprehensive loss                                                                                                    (330.1)
Cash dividends ($.46 per share)                                 (96.3)                                                       (96.3)
Stock issued pursuant to
  employee stock plans                     10.3       97.8                                                                   108.1
                                         ------  ---------  ---------    --------      --------     --------   --------  ---------
BALANCE, DECEMBER 31, 1998                327.1    2,931.8       66.1      (155.4)         (0.1)        (4.4)        --    3,165.1
Comprehensive income:
  Net income                                                     33.3
  Other comprehensive income (loss)
   (net of tax of $2.0, $0.04 and
   $0.9, respectively)                                                      (30.2)          0.1          1.7
Total comprehensive income                                                                                                     4.9
Cash dividends ($.46 per share)                                (150.9)                                                      (150.9)
Stock issued pursuant to
  employee stock plans                      2.7       49.3                                                                    52.0
                                         ------  ---------  ---------    --------      --------     --------   --------  ---------
BALANCE, DECEMBER 31, 1999               $329.8  $ 2,981.1  $   (51.5)   $ (185.6)     $     --     $   (2.7)  $     --  $ 3,071.1
                                         ======  =========  =========    ========      ========     ========   ========  =========


See Notes to Consolidated Financial Statements

Baker Hughes Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                                 Year Ended
                                                                 December 31,
                                                         ---------------------------     Three Months Ended         Year Ended
(In millions)                                               1999           1998          December 31, 1997     September 30, 1997
-------------                                            -----------     -----------     -----------------     ------------------
                                                                                     (As Restated - See Note 19)
                                                                         --------------------------------------------------------
Cash flows from operating activities:
Income (loss) from continuing operations                 $      52.3     $    (280.9)        $    106.5            $     159.7
Adjustments to reconcile income (loss) from
   continuing operations to net cash flows from
   operating activities:
   Depreciation, depletion and amortization                    778.4           745.4              139.0                  546.3
   Benefit for deferred income taxes                           (47.2)         (107.0)              (4.2)                  (3.9)
   Noncash portion of nonrecurring charges                      70.3           492.1                                      32.5
   Acquired in-process research and development                                                                          118.0
   Unrealized gain on trading securities                       (31.5)
   Gain on disposal of assets                                  (47.0)          (32.0)             (12.0)                 (19.5)
   Cumulative effect of accounting change                                                                                 12.1
   Change in assets and liabilities                           (234.0)          (23.4)             (91.4)                (134.8)
                                                         -----------     -----------         ----------            -----------
Net cash flows from continuing operations                      541.3           794.2              137.9                  710.4
Net cash flows from discontinued operations                     (0.2)           17.2               11.9                   13.9
                                                         -----------     -----------         ----------            -----------
Net cash flows from operating activities                       541.1           811.4              149.8                  724.3
                                                         -----------     -----------         ----------            -----------
Cash flows from investing activities:
   Expenditures for capital assets and multiclient
     seismic data                                             (633.8)       (1,301.0)            (295.2)              (1,041.3)
   Proceeds from disposal of assets                            151.9           100.0               20.5                   61.7
   Acquisition of businesses, net of cash acquired                            (457.6)             (43.1)                (107.6)
   Cash obtained in stock acquisitions                                                                                    68.7
   Proceeds from sale of investments                                                                                      48.5
                                                         -----------     -----------         ----------            -----------
Net cash flows from continuing operations                     (481.9)       (1,658.6)            (317.8)                (970.0)
Net cash flows from discontinued operations                     (4.3)          (17.2)              (2.0)                (408.1)
                                                         -----------     -----------         ----------            -----------
Net cash flows from investing activities                      (486.2)       (1,675.8)            (319.8)              (1,378.1)
                                                         -----------     -----------         ----------            -----------
Cash flows from financing activities:
   Net borrowings (payments) from commercial
    paper and revolving credit facilities                     (820.5)        1,282.3              (29.0)                 471.0
   Repayment of indebtedness                                  (150.0)         (374.5)             (21.4)                (128.7)
   Borrowings of long-term debt                              1,010.7
   Proceeds from issuance of common stock                       47.6            27.1               13.6                   80.0
   Dividends                                                  (150.9)          (96.3)             (19.5)                 (69.6)
   Payment from UNOVA, Inc.                                                                       230.0                  109.6
                                                         -----------     -----------         ----------            -----------
Net cash flows from continuing operations                      (63.1)          838.6              173.7                  462.3
Net cash flows from discontinued operations                      4.5                               13.1                  210.4
                                                         -----------     -----------         ----------            -----------
Net cash flows from financing activities                       (58.6)          838.6              186.8                  672.7
                                                         -----------     -----------         ----------            -----------
Adjustment for change in year end                                                                 (17.3)
Effect of foreign exchange rate changes on cash                  1.1             2.2               (1.5)                  (2.1)
                                                         -----------     -----------         ----------            -----------
Increase (decrease) in cash and cash equivalents                (2.6)          (23.6)              (2.0)                  16.8
Cash and cash equivalents, beginning of year                    19.5            43.1               45.1                   28.3
                                                         -----------     -----------         ----------            -----------
Cash and cash equivalents, end of year                   $      16.9     $      19.5         $     43.1            $      45.1
                                                         ===========     ===========         ==========            ===========


See Notes to Consolidated Financial Statements

Baker Hughes Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 1. BASIS OF PRESENTATION AND RESTATEMENT

   The Consolidated Financial Statements include the accounts of Baker Hughes Incorporated and all majority owned subsidiaries (the "Company" or "Baker Hughes"). In the Notes to Consolidated Financial Statements, all dollar amounts in tabulations are in millions of dollars unless otherwise indicated.

CHANGE IN YEAR-END

   On August 27, 1998, the Board of Directors of Baker Hughes approved a change in the fiscal year-end of the Company from September 30 to December 31, effective with the calendar year beginning January 1, 1998. A three month transition period from October 1, 1997 through December 31, 1997 (the "Transition Period") precedes the start of the 1998 fiscal year. "1997" refers to the year ended September 30, the Transition Period refers to the three months ended December 31, 1997, and "1998" and "1999" refers to the twelve months ended December 31, 1998 and 1999, respectively.

RESTATEMENT

   As more fully described in Note 19 "Restatement", the financial statements and related disclosures as of and for the periods ended December 31, 1998, the Transition Period and the year ended September 30, 1997 have been restated to correct accounting errors identified in the Company's accounting records.

DISCONTINUED OPERATIONS

   On February 16, 2000, the Company's Board of Directors approved, in principle, a plan to sell the Company's Baker Process division. Accordingly, all prior period consolidated financial statements and related notes thereto have been restated to present the operations of Baker Process (which were separately accounted for as a segment) as a discontinued operation. See Note 3 for further discussion of discontinued operations.

MERGER

   On August 10, 1998, Baker Hughes completed a merger (the "Merger") with Western Atlas Inc. ("Western Atlas"). The Merger was accounted for as a pooling of interests and, accordingly, all prior period consolidated financial statements of Baker Hughes have been restated to include the results of operations, financial position and cash flows of Western Atlas. Certain amounts have been reclassified to conform the reporting practices of Baker Hughes and Western Atlas.

   In connection with the Merger, in 1998 the Company recorded merger related costs as summarized below:

                                                                                                    Accrued
                                                        Amounts       Amounts                      Balance at
                                            Total       paid in       paid in      Adjustments    December 31,
                                           Charge        1998          1999           1999            1999
                                          ---------    ---------      --------     -----------    ------------
Cash costs
   Transaction costs                      $    51.5    $   (46.9)     $   (3.3)                   $        1.3
   Employee costs                              87.2        (66.2)        (10.0)    $      (0.2)           10.8
   Other merger integration costs              20.6         (9.0)         (7.5)           (1.4)            2.7
                                          ---------    ---------      --------     -----------    ------------
     Subtotal cash cost                       159.3    $  (122.1)     $  (20.8)    $      (1.6)   $       14.8
                                                       =========      ========     ===========    ============
Noncash                                        58.2
                                          ---------
Total                                     $   217.5
                                          =========

   Transaction costs of $51.5 million include banking, legal and printing fees and other costs directly related to the Merger.

   Employee related costs of $87.2 million primarily consist of payments made to certain officers of Western Atlas and Baker Hughes pursuant to change in control provisions, $60.3 million, and severance benefits paid to terminated employees whose responsibilities were deemed redundant as a result of the Merger, $15.4 million. The remaining accrued employee costs represent retirement benefits of certain employees that will be paid, in accordance with the terms of their agreements, over the lives of the covered employees.

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

   During 1999 the Company reviewed the remaining balances of the accruals for cash merger charges and made $1.6 million of adjustments to reflect the current estimates of remaining expenditures. These adjustments included reversals of previously recorded accruals that will not be utilized. The adjustments related primarily to other integration costs.

   The Company expects that, of the $14.8 million accrual at December 31, 1999, $2.0 million will be spent by June 2000 and $2.4 million will be spent by December 31, 2001, with the remaining accrual being spent over the remaining life of the related contractual obligations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include those of the Company and all majority owned subsidiaries. Investments in which the Company owns 20% to 50% and exercises significant influence over operating and financial policies are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

   The Company uses the full-cost method of accounting for its investment in oil and gas properties. Under this method, the Company capitalizes all acquisition, exploration, and development costs incurred for the purpose of finding oil and gas reserves. Depreciation, depletion, and amortization of oil and gas properties is computed using the unit-of-production method based upon production and estimates of proved reserves. Due to ceiling test limitations, the Company had write-downs of $69.3 million and $12.5 million during 1998 and 1997, respectively.

MULTICLIENT SEISMIC DATA: Costs incurred in the creation of Company owned multiclient seismic data are capitalized and amortized over the estimated revenue that the Company expects to receive from the licensing of such data. Cash prepayments received from customers for specific contracts are included in deferred revenue until earned.

IMPAIRMENT OF ASSETS: The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, effective October 1, 1996. The statement sets forth guidance as to when to recognize an impairment of long-lived assets, including goodwill, and how to measure such an impairment. The methodology set forth in SFAS No. 121 is not significantly different from the Company's prior policy and, therefore, the adoption of SFAS No. 121 did not have a significant impact on the consolidated financial statements as it relates to impairment of

Baker Hughes Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


long-lived assets used in operations. The accounting for long-lived assets to be disposed of requires these assets to be carried at the lower of cost or fair market value as determined by a discounted cash flow analysis, rather than the lower of cost or net realizable value, the method that was previously used by the Company. The Company recognized a charge to income of $12.1 million ($.04 per share-diluted), net of a tax benefit of $6.0 million, in 1997 as the cumulative effect of a change in accounting principle.

   At December 31, 1999, the Company had long-lived assets held for disposal of approximately 50 real properties with a carrying value of $37.5 million, ranging in size from a few hundred square feet to 200,000 square feet and located primarily in the United States. This portfolio of real property includes land and offices, manufacturing, repair and warehouse space in various locations where oilfield activity takes place. The makeup of the portfolio changes over time as properties are sold and as properties that are surplus to operation's needs are added. Baker Hughes employs two full-time real estate professionals whose responsibilities include the marketing, leasing, management and sale of these facilities. The methodology used in determining the fair market value of the properties includes comparison to recent sales and listing of similarly situated facilities and discussions with real estate brokers and agents concerning expectations about current and future real property prices and rental rates.

INVESTMENTS: Investments in debt and equity securities, other than those accounted for by the equity method, are classified as either trading securities and reported at fair value with unrealized gains or losses included in earnings or as available for sale and reported at fair value with unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income within stockholders' equity. The Company currently holds equity securities in Tuboscope, Inc. In 1999, the Company announced its intention to dispose of its holdings in Tuboscope, Inc. and has reclassified it accordingly. As a result of this decision, the Company recognized a pre-tax unusual gain of $31.5 million in 1999.

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

STOCK BASED COMPENSATION: The intrinsic value method of accounting is used for stock based employee compensation whereby no compensation expense is recognized when the exercise price of an employee stock option is equal to or greater than the market price of the Company's common stock on the grant date.

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

NOTE 3. DISCONTINUED OPERATIONS

1999

   On February 16, 2000, the Company's Board of Directors approved, in principle, a plan to sell the Company's Baker Process division. Baker Process manufacturers and sells process equipment for separating solids from liquids and liquids from liquids through filtration, sedimentation, centrifugation and flotation processes. Accordingly, the Company's consolidated financial statements and related notes thereto have been restated to present the operations of Baker Process (which were separately accounted for as a segment) as a discontinued operation. The Company has retained an investment-banking firm to manage the sale process. Income (loss) from discontinued operations for the year ended December 31, 1999, includes the estimated results of operations of Baker Process for 2000 of $(1.4) million, net of $.7 tax, including allocated interest expense. Income (loss) from discontinued operations for all respective periods presented includes interest expense allocated on the basis of the net assets of Baker Process compared to the Company's stockholders' equity and consolidated debt. Corporate, general and administrative costs of the Company were not allocated to Baker Process for any of the periods presented.

   Certain information with respect to discontinued operations of Baker Process is as follows:

                                            Year Ended
                                           December 31,
                                    -------------------------       Three Months Ended         Year Ended
                                      1999             1998          December 31, 1997     September 30, 1997
                                    --------         --------       ------------------     ------------------
Revenue                             $  389.8         $  490.1            $  123.9                $  385.7
                                    --------         --------            --------                --------
Allocated interest expense               7.6              6.2                 0.9                     3.2
                                    --------         --------            --------                --------
Income (loss) before income taxes      (26.2)           (21.5)                7.8                    31.5
Provision for income taxes               7.2              6.3                (2.9)                  (10.9)
                                    --------         --------            --------                --------
Income (loss) from discontinued
  operations of Baker Process       $  (19.0)        $  (15.2)           $    4.9                $   20.6
                                    --------         --------            --------                --------

   Income (loss) before income taxes from discontinued operations includes merger, unusual and nonrecurring charges of $(4.0) million in 1999 and $39.2 million in 1998. The 1999 amount results from adjustments to the remaining accrual balances for items that will not be utilized. The adjustments relate primarily to terminated leases and severance costs. The 1998 amount consists of integration costs of $10.2 million, severance of $6.3 million, impairment of inventory of $13.0 million, impairment of property, equipment and other assets of $8.1 million and merger related costs of $1.6 million.

   Net assets of Baker Process are as follows:

                                                     As of December 31,
                                                ---------------------------
                                                  1999               1998
                                                ---------         ---------
Current assets                                  $   234.9         $   221.3
Noncurrent assets                                   185.8             202.1
                                                ---------         ---------
   Total assets                                     420.7             423.4
                                                ---------         ---------
Current liabilities                                 132.0             142.0
Noncurrent liabilities                               10.4              13.5
                                                ---------         ---------
   Total liabilities                                142.4             155.5
                                                ---------         ---------
Net assets of Baker Process                     $   278.3         $   267.9
                                                =========         =========

1997

   In May 1997, the Western Atlas Board of Directors approved, in principal, a plan to distribute (the "Spin-off") to Western Atlas shareholders all of the outstanding common stock of UNOVA, Inc. ("UNOVA"), a wholly owned subsidiary of Western Atlas, organized to conduct Western Atlas' industrial automation systems business. Pursuant to the Spin-off, on October 31, 1997, each Western Atlas shareholder received an equivalent number of shares of UNOVA common stock in a tax-free transaction. As explained in Note 1, the fiscal year financial information for Baker Hughes for the year ended September 30, 1997 includes Western Atlas' results for calendar year 1997. Hence, on the statements of consolidated stockholders' equity, the Spin-off of UNOVA is included in the year ended September 30, 1997.

   Income (loss) from discontinued operations includes interest expense allocated on the basis of debt levels assumed in the Spin-off. Corporate, general and administrative costs of Western Atlas were not allocated to UNOVA for any of the periods presented. Concurrent with the Spin-off, UNOVA repaid Western Atlas for intercompany indebtedness totaling $230.0 million.

Baker Hughes Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


   Discontinued operations of UNOVA are as follows:

                                                               Three Months Ended          Year Ended
                                                                December 31, 1997      September 30, 1997
                                                               ------------------      ------------------
Revenue                                                             $   107.0             $   1,201.1
Allocated interest expense                                                1.7                    17.2
                                                                    ---------             -----------
Allocated interest income                                                                         2.7
                                                                                          -----------

Income (loss) before income taxes                                   $     4.7             $    (122.7)
Provision for income taxes                                               (1.9)                  (32.2)
                                                                    ---------             -----------
Income (loss) from discontinued operations of UNOVA                 $     2.8             $    (154.9)
                                                                    =========             ===========

NOTE 4. EARNINGS PER SHARE

   A reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for income (loss) from continuing operations is as follows:

                                                               Year Ended
                                                              December 31,
                                                        --------------------------      Three Months Ended         Year Ended
                                                            1999           1998          December 31, 1997     September 30, 1997
                                                        -----------     ----------      ------------------     ------------------
                                                                                   (As Restated - See Note 19)
                                                                        ---------------------------------------------------------
Numerator:
Income (loss) from continuing operations                $      52.3     $   (280.9)          $   106.5               $   171.8
Effect of dilutive securities, net of tax:
  Liquid Yield Option Notes                                                                        1.7
                                                        -----------     ----------           ---------               ---------
Adjusted income (loss) from continuing
  operations for diluted EPS                            $      52.3     $   (280.9)          $   108.2               $   171.8
                                                        ===========     ==========           =========               =========
Denominator:
Weighted average common shares outstanding                    328.2          321.7               316.2                   299.5
Effect of dilutive securities, net of tax:
   Stock plans                                                  1.7                                6.2                     5.2
   Liquid Yield Option Notes                                                                       7.2
                                                        -----------     ----------           ---------               ---------
Adjusted weighted average common shares
   outstanding for diluted EPS                                329.9          321.7               329.6                   304.7
                                                        ===========     ==========           =========               =========

   Securities excluded from the computation of diluted EPS for the year ended December 31, 1999 that could potentially dilute basic EPS in the future were options to purchase 10.2 million shares and Liquid Yield Option Notes convertible into 7.2 million shares.

NOTE 5. INVENTORIES

   Inventories are comprised of the following:

                                         December 31, 1999      December 31, 1998
                                         -----------------      -----------------
                                                       (As Restated - See Note 19)
Finished goods                               $   651.0               $   808.6
Work in process                                   62.3                    67.9
Raw materials                                     86.7                   117.8
                                             ---------               ---------
   Total                                     $   800.0               $   994.3
                                             =========               =========

NOTE 6. PROPERTY, GOODWILL AND OTHER INTANGIBLES

   Property, plant and equipment is comprised of the following:

                                                                  Amortization Period    December 31, 1999      December 31, 1998
                                                                  -------------------    -----------------      -----------------
                                                                                                       (As Restated - See Note 19)
Land                                                                                     $            67.2      $            81.8
Buildings and improvements                                           5 - 40 years                    533.6                  580.2
Machinery and equipment                                              2 - 15 years                  2,079.8                2,247.9
Rental tools and equipment                                           1 - 10 years                    838.1                  895.0
Oil and gas properties, full cost method                                                             270.3                  225.1
                                                                                         -----------------      -----------------
   Total property                                                                                  3,789.0                4,030.0
Accumulated depreciation and depletion                                                            (1,778.8)              (1,789.3)
                                                                                         -----------------      -----------------
   Property - net                                                                        $         2,010.2      $         2,240.7
                                                                                         =================      =================

   Goodwill and other intangibles are as follows:

                                                                  Amortization Period    December 31, 1999      December 31, 1998
                                                                  -------------------    -----------------      -----------------
                                                                                                       (As Restated - See Note 19)
Goodwill                                                             5 - 40 years        $         1,696.0      $         1,688.3
Other intangible assets                                              3 - 30 years                    314.3                  321.1
                                                                                         -----------------      -----------------
Total goodwill and other intangibles                                                               2,010.3                2,009.4
Accumulated amortization                                                                            (315.4)               (265.1)
                                                                                         -----------------      -----------------
Goodwill and other intagibles - net                                                      $         1,694.9      $         1,744.3
                                                                                         =================      =================

NOTE 7. ACQUISITIONS AND DISPOSITIONS

   In addition to the acquisitions discussed separately below, the Company made several smaller acquisitions in each respective year with an aggregate purchase price of $119.2 million during 1998, $74.3 million during the Transition Period and $98.4 million in 1997. No significant acquisitions were made during 1999. These acquisitions were accounted for using the purchase method of accounting. Accordingly, the cost of each acquisition has been allocated to assets acquired and liabilities assumed based on their estimated fair market values at the date of the acquisition. The operating results of these acquisitions are included in the consolidated statements of operations from their respective acquisition date. Pro forma results of these acquisitions have not been presented as the pro forma revenue, income before accounting change and earnings per share would not be materially different from the Company's actual results.

1998

WEDGE AND 3-D

   In April 1998, the Company acquired all the outstanding stock of WEDGE DIA-LOG, Inc. ("WEDGE") for $218.5 million in cash. WEDGE specialized in cased-hole logging and pipe recovery services. Also in April 1998, the Company acquired 3-D Geophysical, Inc. ("3-D") for $117.5 million in cash. 3-D was a supplier of primarily land-based seismic data acquisition services. The purchase method of accounting was used to record both of these acquisitions. Pro forma results of these two acquisitions have not been presented as the pro forma revenue, net income and earnings per share would not be materially different from the Company's actual results.

Baker Hughes Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


1997

PETROLITE

   In July 1997, the Company acquired Petrolite Corporation ("Petrolite") and Wm. S. Barnickel & Company ("Barnickel"), the holder of 47.1% of Petrolite's common stock, for 19.3 million shares of the Company's common stock having a value of $730.2 million in a three-way business combination. The purchase method of accounting was used to record these acquisitions. Additionally, the Company assumed Petrolite's outstanding vested and unvested employee stock options, which were converted into the right to acquire 1.0 million shares of the Company's common stock. Such assumption of Petrolite options by the Company had a fair market value of $21.0 million resulting in total consideration in the acquisitions of $751.2 million. Petrolite, the shares of which were previously publicly traded, was a manufacturer and marketer of specialty chemicals used in the petroleum and process industries. Barnickel was a privately held company that owned marketable securities, which were sold after the acquisition, in addition to its investment in Petrolite.

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

   There were twenty-six individual research and development projects that were in development at the time of the acquisition that were classified as in-process research and development. The products under development were valued using a discounted cash flow analysis at a 14% discount factor. The cash flows were projected for a 20 year period and included additional research and development and capital expenditures required to complete the projects. The gross margins used for these products were generally consistent with those of other products sold by the Company. The 14% discount factor used considered the time value of money, inflation and the risk inherent in the projects under development. In aggregate, the remaining completion costs for these products were projected to exceed $7.2 million with completion periods varying from 90 days to two years. As of December 31, 1999, seventeen of these products had generated commercial sales, five had product sales on a trial basis only, and four were determined not to be viable products. During 1999, revenues from these products totaled approximately $7.6 million.

   The Company incurred certain liabilities as part of the plan to combine the operations of Petrolite with those of the Company. These liabilities relate to the Petrolite operations and include severance of $13.8 million for redundant marketing, manufacturing and administrative personnel, relocation of $5.8 million for moving equipment and transferring marketing and technology personnel, primarily from St. Louis to Houston, and environmental remediation of $16.5 million for redundant properties and facilities that were to be sold. Cash spent during 1999, 1998, the Transition Period and 1997 totaled $6.0 million, $12.9 million, $2.1 million and $7.7 million, respectively. Of the remaining accrual of $7.4 million, $6.8 million relates to environmental remediation and will be spent as the properties are remediated.

DRILEX

   In July 1997, the Company acquired Drilex International Inc. ("Drilex"), a provider of products and services used in the directional and horizontal drilling and workover of oil and gas wells, for 2.7 million shares of the Company's common stock. The acquisition was accounted for using the pooling of interests method of accounting. Under this method of accounting, the historical cost basis of the assets and liabilities of the Company and Drilex are combined at recorded amounts and the results of operations of the combined companies for 1997 are included in the 1997 consolidated statement of operations. The historical results of the separate companies for years prior to 1997 are not combined because the retained earnings and results of operations of Drilex are not material to the consolidated financial statements of the Company.

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

Baker Hughes Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE 8. UNUSUAL AND OTHER CHARGES

1999

   As a result of continuing low activity levels, predominantly for the Company's seismic products and services, the Company recorded charges during the fourth quarter of 1999 totaling $122.8 million as summarized below:

                                                                                                       Accrued
                                                                                         Amounts     Balance at
                                                                              Total      Paid in    December 31,
                                                                              Charge       1999         1999
                                                                            ----------   --------   ------------
Cash charges
   Severance for approximately 800 employees                                $     12.5   $    2.2     $    10.3
   Lease termination and other contractual obligations                            36.0        1.5          34.5
   Other cash charges                                                              2.2                      2.2
                                                                            ----------   --------     ---------
     Subtotal cash charges                                                        50.7   $    3.7     $    47.0
                                                                                         --------     ---------
Noncash charges - write-off and write-down of property and equipment              72.1
                                                                            ----------
     Total cash and noncash charges                                         $    122.8
                                                                            ==========

   The employee groups terminated were executive, marketing, field service and support personnel of which approximately 200 were terminated as of December 31, 1999. The amount accrued for severance is based upon the positions eliminated and the Company's written severance policy and does not include any portion of the employees' salary through their severance dates. Based upon current estimates, the Company estimates that all of the accrued severance at December 31, 1999 will be paid during 2000 when the employees leave the Company.

   The Company accrued $36.0 million related to expected costs to settle contractual obligations based upon management's decision to reduce or abandon certain operations and based on the terms of the applicable agreements. These costs consist primarily of the cost of terminating leases on certain marine vessels that are being taken out of service and removed from the fleet.

   The impairment of property includes the write-off or write-down of certain assets utilized in the Company's seismic business. These assets are being scrapped or otherwise being disposed of and consist of $31.7 million of land and marine recording equipment, $1.6 million of data processing equipment and $19.6 million of marine vessels to be sold or otherwise abandoned. Write down amounts were generally determined by use of internal appraisal techniques to assess the estimated fair value to be realized upon disposal. On an annualized basis, the effect of eliminating depreciation on assets written down or written off is approximately $19.4 million.

   During 1999 the Company realized nonrecurring gains totaling $54.8 million. The Company sold two large excess real estate properties and realized net gains totaling $39.5 million. The Company received net proceeds of $68.1 million. In addition, the Company sold certain assets related to its previous divestiture of a joint venture and realized a net gain of $15.3 million.

   During 1999 the Company reviewed the remaining balances of the accruals for cash charges and made $7.4 million of adjustments to reflect the current estimates of remaining expenditures. These adjustments included reversals of previously recorded accruals that will not be utilized. The adjustments related primarily to severance accruals and lease obligations. In addition, for accruals related to certain terminated lease obligations, revisions were made to increase previously recorded amounts based on current information and estimates of expected cash flows related to these leases.

   These items were reflected in the following captions of the consolidated statement of operations:

                                                    Charges    Credits   Adjustments     Total
                                                   ---------  ---------  -----------    --------
Cost of revenues                                   $    72.1                            $   72.1
Selling, general and administrative                           $   (15.3) $      (5.0)      (20.3)
Unusual charge                                          50.7      (39.5)        (2.4)        8.8
                                                   ---------  ---------  -----------    --------
   Total                                           $   122.8  $   (54.8) $      (7.4)   $   60.6
                                                   =========  =========  ===========    ========

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

   As a result of this sharp decline in demand and to adjust to the lower level of activity, the Company assessed its overall operations and recorded charges of $551.9 million as summarized below. Substantially all of the charges originate from the Company's oilfield operating segment.

                                                                                                                       Accrued
                                                                      Amounts        Amounts                         Balance at
                                                         Total        paid in        paid in       Adjustments      December 31,
                                                        Charge         1998           1999            1999              1999
                                                       ---------     ----------     ---------      -----------      ------------
Cash charges
   Severance for approximately 5,200 employees         $    58.0     $    (24.2)    $   (31.2)       $   (1.3)         $    1.3
   Integration costs, abandoned leases and other
     contractual obligations:
       Abandoned leases                                     11.7           (1.8)         (4.6)            0.6               5.9
       Contractual obligations                              13.5           (7.6)         (5.3)           (0.6)
       Integration costs                                     4.6           (2.6)         (2.0)
   Environmental reserves                                    8.8           (4.3)         (3.6)                              0.9
   Other cash costs (includes litigation reserves)          21.4           (4.7)         (5.5)           (1.1)             10.1
                                                       ---------     ----------     ---------        --------          --------
     Subtotal cash charges                                 118.0     $    (45.2)    $   (52.2)       $   (2.4)         $   18.2
                                                       ---------     ==========     =========        ========          =======
Noncash charges - write-off and write-down of:
   Inventory and rental tools                              160.2
   Petro Alliance Services Company Limited                  83.2
   Property and other assets                                75.7
   Oil and gas properties (ceiling-test)                    69.3
   Intangible assets                                        17.8
   Real estate held for sale                                17.0
   Investments in affiliates                                10.7
                                                       ---------
     Subtotal noncash charges                              433.9
                                                       ---------
       Total cash and noncash charges                  $   551.9
                                                       =========

   The above charges were reflected in the following captions of the consolidated statement of operations:

Cost of revenues                           $    286.6
Selling, general and administrative              68.7
Unusual charge                                  196.6
                                           ----------
Total                                      $    551.9
                                           ==========

   The employee groups terminated were marketing, manufacturing, field service personnel, engineering and administrative support. Substantially all employees were terminated as of December 31, 1999. The amount accrued for severance is based upon the Company's written severance policy and the positions eliminated. The accrued severance does not include any portion of the employees' salaries through their severance dates. Based upon current severance dates, the Company expects that of the accrued severance remaining at December 31, 1999, substantially all will be paid during 2000.

   The Company accrued $29.8 million to combine operations and consolidate facilities. Such accrual includes costs to settle leases on idled facilities based upon lease agreements; to shut-down oil and gas operations in certain countries based upon management's decision to abandon operations; to terminate a rig contract based upon the terms of the agreement; and other collocation costs based upon the estimated exit costs for approved plans. The accrual does not include any portion of the costs before actual abandonment of the facilities or ceasing of the operations. The remaining accrual of $5.9 million related to abandoned leases will be spent according to the lease terms.

   The accrual for environmental reserves relates to additional costs to remediate properties obtained in the July 1997 Petrolite acquisition. The Company completed a thorough review of substantially all the Petrolite properties in September 1998 and determined that additional costs would be incurred in remediating the properties. The Company started the remediation in 1999 and expects it to be substantially completed during 2000.

   Other cash costs of $21.4 million include costs to settle certain litigation, $10.9 million, costs to settle contractual obligations, $2.9 million, and costs to dispose of obsolete inventory, $2.9 million. The remaining accrual of $10.1 million relates to contractual obligations and anticipated legal settlements. The Company expects to spend the majority of the remaining accrual by the end of 2000.

   The impairment of inventory and rental tool assets of $160.2 million was due to advances in technology that have obsoleted certain product lines, as well as a decline in market demand that has resulted in an excess supply of certain products. Virtually all operating divisions recorded an impairment charge. The product lines most affected were completion products, drilling and evaluation systems and tools and tricone and diamond drill bits. Substantially all the obsolete and slow-moving inventory and rental tools were completely written-off and will be scrapped.

   In the third quarter of 1998, the Company recorded an $83.2 million write-down of PetroAlliance Services Company Limited ("PAS"), a former consolidated joint venture operating in the former Soviet Union. The write-down of the joint venture was based upon the Company's estimated value of assets ultimately received in consideration of the sale of the PAS investment in November 1998. The Company received as consideration for the sale of PAS a seismic vessel, other seismic and well-logging assets, certain PASassets in Kazakhstan and Turkmenistan, certain customer receivables and a $33.0 million note from the purchasers. The write-down included $10.7 million for equipment, $22.0 million of goodwill, and $50.5 million of net current assets.

   The impairment of property and other assets of $75.7 million includes an $18.1 million write-down to reduce the carrying value of a portion of the Company's drilling equipment; a $12.6 million write-off of obsolete solid and oil-filled streamer sections used on seismic vessels; a $14.9 million write-down of surplus well-logging equipment; a $9.5 million write-off of prepaid royalties on an abandoned product line; and $20.6 million of assets written down to fair market value. The charges described as write-offs resulted in the carrying value of the items being written down to zero. Charges described as write-downs resulted in the carrying value of the items being written down to estimated fair value. Estimated fair value was generally determined by discounting the estimated future cash flows at a rate of 12% and by appraisal techniques. On an annualized basis, the effect of eliminating depreciation for properties and assets written down and written off is approximately $12 million.

   The write-off of intangible assets of $17.8 million includes $2.7 million for capitalized software costs for product lines abandoned as a result of recent acquisitions; $5.3 million for capitalized development costs for software systems that are being replaced by the Company's implementation of SAP R/3; and $9.8 million for goodwill associated with a discontinued business and a subsidiary held for sale. The goodwill resulted from small acquisitions, the businesses of which had suffered from the downturn in the market conditions resulting in the Company's decision to discontinue the business and sell the subsidiary. The write-off represented the entirety of the goodwill for these acquisitions. In the case of the subsidiary held for sale, the write-down was based on discussions with potential buyers. The impact of the results of operations of the businesses in 1999 is not significant.

   The write-down of real estate held for sale of $17.0 million is for a specific property and the charge reduces the carrying value to the property's appraised value. In September 1998, following the Merger, the Company decided to sell the facility in order to generate cash to pay down debt. Prior to the decision to sell the property, the expected future rental income from a long-term lease was expected to recover the carrying value of the property. During 1999 the Company sold the property.

   The $10.7 million charge is to write-off investments in joint ventures in both Russia and Indonesia and due to the deteriorating market and economic conditions in these two countries. The write-off represents the entire amount of the Company's investment in these two joint ventures. The charge also includes a $2.8 million loss on the sale of Tracor Europa, a discontinued subsidiary.

1997

   During the year ended September 30, 1997, the Company recognized a $51.1 million unusual charge consisting of the following:

Baker Petrolite:
   Severance for 140 employees                                 $    2.1
   Relocation of people and equipment                               3.1
   Environmental                                                    5.0
   Abandoned leases                                                 1.4
   Integration costs                                                2.5
   Inventory write-down                                            11.3
   Write-down of other assets                                       9.1
Drilex:
   Write-down of property and other assets                          4.1
   Banking and legal fees                                           3.0
Discontinued product lines:
   Severance for 50 employees                                       1.5
   Write-down of inventory, property and other assets               8.0
                                                               --------
     Total                                                     $   51.1
                                                               ========

Baker Hughes Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   In connection with the acquisitions of Petrolite, accounted for as a purchase, and Drilex, accounted for as a pooling of interests, the Company recorded unusual charges of $34.5 million and $7.1 million, respectively, to combine the acquired operations with those of the Company. The charges include the cost of closing redundant facilities, eliminating or relocating personnel and equipment and rationalizing inventories which required disposal at amounts less than cost. A $9.5 million charge was recorded as a result of the decisions to: (1) discontinue a low margin, oilfield product line in Latin America; and,
(2) sell the Tracor Europa subsidiary, a computer peripherals distributor, which was written down to net realizable value. Cash provisions of the unusual charge totaled $18.5 million. The Company spent $5.5 million during 1997, $1.6 million during the Transition Period, and substantially all of the remaining $11.4 million in 1998.

NOTE 9. INDEBTEDNESS

   Total debt consisted of the following:

                                                                                December 31, 1999  December 31, 1998
                                                                                -----------------  -----------------
Short-term debt with an average interest rate of 6.29% at
  December 31, 1999                                                                  $  166.5            $   943.3

Commercial Paper with an average interest rate of 5.81% at
  December 31, 1999                                                                     760.0                759.1

7.625% Notes due February 1999 with an effective interest rate
  of 7.73%                                                                                 --                150.0

Debentures with an effective interest rate of 8.59%, due January 2000                    93.0                 93.0

5.8% Notes due February 2003 with an effective interest rate of 6.04%,
  net of unamortized discount of $.7 at December 31, 1999                                99.3

8% Notes due May 2004 with an effective interest rate of 8.08%, net of unamortized discount of $.6 at December 31, 1999
  ($.8 at December 31, 1998)                                                             99.4                 99.2

7.875% Notes due June 2004 with an effective interest rate of 8.13%, net of unamortized discount of $1.8 at December 31, 1999
  ($2.2 at December 31, 1998)                                                           248.2                247.8

Liquid Yield Option Notes due May 2008 with a yield to maturity of 3.5% per annum, net of unamortized discount of $99.4 at
  December 31, 1999 ($109.6 at December 31, 1998)                                       285.7                275.5

6.25% Notes due January 2009 with an effective interest rate of 6.38%,
  net of unamortized discount of $2.8 at December 31, 1999                              322.2

6% Notes due February 2009 with an effective interest rate of 6.11%,
  net of unamortized discount of $1.5 at December 31, 1999                              198.5

8.55% Debentures due June 2024 with an effective interest rate of 8.80%, net of unamortized discount of $2.7 at December 31, 1999
  ($2.8 at December 31, 1998)                                                           147.3               147.2

6.875% Notes due January 2029 with an effective interest rate of 7.08%,
  net of unamortized discount of $9.9 at December 31, 1999                              390.1

Other debt with an effective interest rate of 9.59%                                       3.9                55.6
                                                                                     --------            --------
Total debt                                                                            2,814.1             2,770.7

Less short-term debt and current maturities                                             108.1                44.4
                                                                                     --------            --------
Long-term debt                                                                       $2,706.0            $2,726.3
                                                                                     ========            ========


   At December 31, 1999, the Company had $1,512.9 million of credit facilities with commercial banks, of which $1,000.0 million was committed. The committed facilities mature as follows: $250.0 million in 2001 and $750.0 million in 2003. The Company's policy is to classify commercial paper and short-term borrowings as long-term debt, to the extent of its committed facilities and to the extent of its intent to refinance the short-term obligations, since the Company has the ability under certain credit agreements, and the intent, to maintain these obligations for longer than one year.

Baker Hughes Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


   The Liquid Yield Option Notes ("LYONS") are convertible into the Company's common stock at a conversion price of $40.24 per share, calculated as of December 31, 1999, which increases at an annual rate of 3.5%. At the option of the Company, the LYONS may be redeemed for cash at a redemption price equal to the issue price plus accrued original issue discount through the date of redemption. At the option of the holder, the LYONS may be redeemed for cash on May 5, 2003, for a redemption price equal to the issue price plus accrued original issue discount through the date of redemption.

   On January 14, 1999, the Company issued $400 million of 6.875% Notes due January 2029 and $325 million of 6.25% Notes due January 2009 with effective interest rates of 7.08%, 6.38%, respectively. On February 4, 1999, the Company issued $200 million of 6.0% Notes due February 2009, and on February 10, 1999 the Company issued $100 million of 5.8% Notes due 2003, with effective interest rates of 6.11% and 6.04%, respectively. The proceeds were used to repay the 7.625% Notes due February 1999, commercial paper and other short-term borrowings. Accordingly, such amounts are presented as long-term in the accompanying consolidated statements of financial position.

   Maturities of debt at December 31, 1999 are as follows: 2000-$108.1 million; 2001-$164.2 million, 2002-$1.0 million, 2003-$849.4 million; 2004-$347.6 million and $1,343.8 million thereafter.

NOTE 10. FINANCIAL INSTRUMENTS

INTEREST RATE SWAPS

   At December 31, 1999, the Company was party to an interest rate swap agreement for a notional amount of $93.0 million on which the Company paid interest at a rate of LIBOR plus 2.01% and received interest at a rate of 8.59%. The interest rate swap settled semi-annually and terminated on January 27, 2000.

   On February 4, 1999, the Company entered into an interest rate swap with a notional amount of $325.0 million. The Company receives interest at a rate of 6.25% and pays interest at a rate equal to the average of 6 month LIBOR for the Yen, Euro and Swiss Franc plus a 3.16% spread. The interest rate swap settles semi-annually and terminates in January 2009. In the unlikely event that the counterparty fails to meet the terms of the interest rate swap agreement, the Company's exposure is limited to the interest rate differential.

FOREIGN CURRENCY CONTRACTS

   At December 31, 1999, the Company had entered into foreign currency forward contracts with notional amounts of $39.5 million to hedge the commitment to purchase a seismic vessel, $7.1 million to hedge equipment purchases under a long-term purchase agreement and $0.7 million to hedge an expected collection under a long term sales agreement. The fair value of these forward contracts, based on year-end quoted market prices for contracts with similar terms and maturity dates, was $39.3 million, $7.5 million and $0.8 million, respectively. Foreign currency gains and losses for such purchases are deferred and will become part of the cost of the assets. The counterparties to the Company's forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis and, in management's opinion, present no significant credit risk to the Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS

   The Company's financial instruments include cash and short-term investments, receivables, investments, payables, debt and interest rate and foreign currency contracts. Except as described below, the estimated fair value of such financial instruments at December 31, 1999 and 1998 approximate their carrying value as reflected in the consolidated statements of financial position. The fair value of the Company's debt and interest rate and foreign currency contracts has been estimated based on quoted market prices.

   The estimated fair value of the Company's debt at December 31, 1999 and 1998 was $2,723.9 million and $2,818.7 million, respectively, which differs from the carrying amounts of $2,814.1 million and $2,770.7 million, respectively, included in the consolidated statements of financial position. The fair value of the Company's interest rate swap contracts at December 31, 1999 and 1998 was a $13.8 million payable and a $1.6 million receivable, respectively.

CONCENTRATION OF CREDIT RISK

   The Company sells its products and services to various companies in the oil and gas industry. Although this concentration could affect the Company's overall exposure to credit risk, management believes that the Company is exposed to minimal risk since the majority of its business is conducted with major companies within the industry. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral for its accounts receivables. In some cases, the Company will require payment in advance or security in the form of a letter of credit or bank guarantee.

   The Company maintains cash deposits with major banks which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

NOTE 11. EMPLOYEE STOCK PLANS

   The Company has stock option plans that provide for granting of options for the purchase of common stock to officers and other key employees. These stock options may be granted subject to terms ranging from one to ten years at a price equal to or greater than the fair market value of the stock at the date of grant.

   Stock option activity for the Company was as follows:

                                                                  Weighted Average
                                                     Number        Exercise Price
(Shares in thousands)                              of Shares        Per Share
---------------------                              ---------      ---------------
Outstanding at September 30, 1996                     12,193         $   16.30
                                                   ---------         ---------
Granted                                                3,237             30.15
Options assumed in acquisitions                        2,324             16.04
Spin-off adjustment                                    2,387
Exercised                                             (3,590)            16.04
Forfeited                                               (204)            21.32
                                                   ---------         ---------
Outstanding at September 30, 1997                     16,347             16.54
                                                   ---------         ---------
Granted                                                3,173             47.81
Exercised                                               (818)            12.26
Forfeited                                                 (4)            30.83
Adjustment for change in year end                        528
                                                   ---------         ---------
Outstanding at December 31, 1997                      19,226             21.66
                                                   ---------         ---------
Granted                                                6,233             21.29
Exercised                                             (1,661)            10.90
Forfeited                                               (655)            28.30
Change in control rights converted                    (9,811)
                                                   ---------         ---------
Outstanding at December 31, 1998                      13,332             27.24
                                                   ---------         ---------
Granted                                                  557             22.07
Exercised                                             (1,096)            17.42
Forfeited                                             (1,058)            33.03
                                                   ---------         ---------
Outstanding at December 31, 1999                      11,735         $   27.39
                                                   ---------         ---------

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

Baker Hughes Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         The following table summarizes information for stock options outstanding at December 31, 1999 (shares in thousands):

                                          Outstanding                                Exercisable
                        -----------------------------------------------------   --------------------------
                                           Weighted               Weighted                    Weighted
     Range of                         Average Remaining           Average                      Average
  Exercise Prices        Shares    Contractual Life (Years)    Exercise Price    Shares     Exercise Price
-------------------     --------  --------------------------   --------------   --------    --------------
$  0.61     $ 13.68          523              5.81                $ 10.32            363       $  10.53
$ 16.74     $ 20.50        1,158              5.41                  19.20          1,138          19.23
$ 21.00     $ 26.07        6,522              8.34                  21.15          2,274          21.40
$ 28.25     $ 40.25        1,010              6.41                  34.98            922          35.27
$ 43.63     $ 47.81        2,522              7.78                  47.81          2,522          47.81
                        --------            ------                -------       --------       --------
        Total             11,735              7.65                $ 27.39          7,219       $  31.51
                        ========            ======                =======       ========       ========

   Under the terms of the Baker Hughes and Western Atlas stock option plans, all outstanding options at August 10, 1998 vested as a result of the Merger. At December 31, 1999, 5.2 million shares were available for future option grants.

   The fair market value of the options granted in 1999, 1998, the Transition Period and 1997 was $11.77 per option, $7.79 per option, $14.47 per option and $11.18 per option, respectively, using the following assumptions for those respective years in the Black-Scholes option-pricing model: dividend yield of 2.2%, 2.2%, 0.96% and 1.5%; expected volatility of 55.4%, 49.4%, 36.4% and
33.5%; risk-free interest rate of 6.5%, 4.2%, 5.6% and 6.2%; and expected life of each option of 5.0 years, 4.3 years, 3.2 years and 4.6 years.

   The following table summarizes pro forma disclosures assuming the Company had used the fair value method of accounting for its stock based compensation plans.

                                                         Year Ended December 31,
                                                        -------------------------       Three Months Ended         Year Ended
                                                            1999           1998          December 31, 1997     September 30, 1997
                                                        ----------      ---------------------------------------------------------
                                                                                    (As Restated - See Note 19)
                                                                        ---------------------------------------------------------
Pro forma net income (loss)                             $      6.2      $  (316.7)          $    99.3              $     7.7
Pro forma EPS - basic                                          .02           (.98)                .31                    .03
Pro forma EPS - diluted                                        .02           (.98)                .31                    .03

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

NOTE 12. INCOME TAXES

   The geographic sources of income (loss) from continuing operations before income taxes and cumulative effect of accounting changes are as follows:

                                                         Year Ended December 31,
                                                        -------------------------       Three Months Ended         Year Ended
                                                            1999           1998          December 31, 1997     September 30, 1997
                                                        ----------      ---------------------------------------------------------
                                                                                    (As Restated - See Note 19)
                                                                        ---------------------------------------------------------
United States                                           $     74.1      $   (271.6)          $     36.1             $    39.0
Foreign                                                       10.2            15.4                135.5                 282.6
                                                        ----------      ----------           ----------             ---------
   Total                                                $     84.3      $   (256.2)          $    171.6             $   321.6
                                                        ==========      ==========           ==========             =========

   The provision for income taxes is comprised of:

                                                         Year Ended December 31,
                                                        -------------------------       Three Months Ended         Year Ended
                                                            1999           1998          December 31, 1997     September 30, 1997
                                                        ----------      ---------------------------------------------------------
                                                                                    (As Restated - See Note 19)
                                                                        ---------------------------------------------------------
Current:
   United States                                        $      3.0      $    31.1           $     30.3            $     47.3
   Foreign                                                    78.2           87.4                 38.8                 108.5
                                                        ----------      ---------           ----------            ----------
     Total current                                            81.2          118.5                 69.1                 155.8
                                                        ----------      ---------           ----------            ----------
Deferred:
   United States                                             (29.7)         (73.6)               (14.5)                  1.3
   Foreign                                                   (19.5)         (20.2)                10.5                  (7.3)
                                                        ----------      ---------           ----------            ----------
     Total deferred                                          (49.2)         (93.8)                (4.0)                 (6.0)
                                                        ----------      ---------           ----------            ----------
     Provision for income taxes                         $     32.0      $    24.7           $     65.1            $    149.8
                                                        ==========      =========           ==========            ==========

   Tax benefits of $4.2 million, $16.1 million, $1.4 million and $11.0 million, associated with the exercise of employee stock options were allocated to equity in the years ended December 31, 1999 and December 31, 1998, the Transition Period and the year ended September 30, 1997, respectively.

   The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to income before income taxes and cumulative effect of accounting changes for the reasons set forth below:

                                                         Year Ended December 31,
                                                        -------------------------       Three Months Ended         Year Ended
                                                            1999           1998          December 31, 1997     September 30, 1997
                                                        ----------      ---------------------------------------------------------
                                                                                    (As Restated - See Note 19)
                                                                        ---------------------------------------------------------
Statutory income tax at 35%                             $     29.5      $   (89.6)          $     60.1            $    112.6
Merger and acquisition related costs                                         55.8                                       41.3
IRS audit agreement and refund claims                        (18.1)         (18.4)                                     (11.4)
Nondeductible goodwill amortization                            9.3           12.4                  2.0                   6.1
State income taxes - net of U.S. tax benefit                   2.0            4.0                  2.1                   4.6
Incremental effect of foreign operations                     (41.4)          24.0                  6.2                  (5.4)
Foreign losses with no tax benefit                            52.0           36.0                                        1.7
Utilization of operating loss carryforwards                                                       (0.6)                 (4.2)
Other-net                                                     (1.3)           0.5                 (4.7)                  4.5
                                                        ----------      ---------           ----------            ----------
   Provision for income taxes                           $     32.0      $    24.7           $     65.1            $    149.8
                                                        ==========      =========           ==========            ==========

   The effective tax rates before merger related costs, spin-off related costs, unusual and other nonrecurring charges were 34.7%, 35.4%, 37.8% and 35.3% for the periods ended December 31, 1999, December 31, 1998, December 31, 1997 and September 30, 1997, respectively.

Baker Hughes Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting for income tax purposes, and of operating loss and tax credit carryforwards. The tax effects of the Company's temporary differences and carryforwards are as follows:


                                                                     December 31, 1999    December 31, 1998
                                                                     -----------------    -----------------
                                                                                 (As Restated - See Note 19)
Deferred tax liabilities:
   Property                                                              $    141.0          $     90.4
   Other assets                                                               110.3                55.6
   Excess costs arising from acquisitions                                     122.9                72.5
   Undistributed earnings of foreign subsidiaries                              39.3                39.3
   Other                                                                       36.4                37.6
                                                                         ----------          ----------
     Total                                                                    449.9               295.4

Deferred tax assets:
   Receivables                                                                 15.9                12.4
   Inventory                                                                  101.3               126.7
   Employee benefits                                                           17.6                26.1
   Other accrued expenses                                                      71.1                75.6
   Operating loss carryforwards                                               258.0                19.1
   Tax credit carryforwards                                                   145.0                55.3
   Other                                                                       30.5                 8.6
                                                                         ----------          ----------
     Subtotal                                                                 639.4               323.8
   Valuation allowances                                                       (81.7)              (32.3)
                                                                         ----------          ----------
     Total                                                                    557.7               291.5
                                                                         ----------          ----------
Net deferred tax liability                                               $   (107.8)         $      3.9
                                                                         ==========          ==========

   A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future. The Company has provided a valuation allowance for operating loss carryforwards in certain non-U.S. jurisdictions where its operations have decreased, currently ceased or the Company has withdrawn entirely.

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

   At December 31, 1999, the Company had approximately $94.4 million of foreign tax credits, $40.9 million of general business credits, and $9.7 million of alternative minimum tax credits available to offset future payments of federal income taxes, expiring in varying amounts between 2004 and 2020. The alternative minimum tax credits may be carried forward indefinitely under current U.S. law.

NOTE 13. SEGMENT AND RELATED INFORMATION

   The Company's eight business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into one reportable segment (oilfield) since the long-term financial performance of these eight business units is affected by similar economic conditions and the oilfield segment consolidated results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

   The oilfield segment consists of the following business units - Baker Atlas, Baker Hughes INTEQ, Baker Oil Tools, Baker Petrolite, Centrilift, E&P Solutions, Hughes Christensen and Western Geophysical - that manufacture and sell equipment and provide services used in the drilling, completion, production and maintenance of oil and gas wells and in reservoir measurement and evaluation. The principal markets for this segment include all major oil and gas producing regions of the world including North America, Latin America, Europe, Africa, the Middle East and the Far East. Customers include major multi-national, independent and national or state-owned oil companies.

   The accounting policies of the oilfield segment are the same as those described in Note 2 of Notes to Consolidated Financial Statements. The Company evaluates the performance of its oilfield segment based on income before income taxes, accounting changes, nonrecurring items and interest income and expense.

   Summarized financial information is shown in the following table. The "Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

                                                       Oilfield        Other         Total
                                                     ------------  ------------  ------------
                                                                  (As Restated - See Note 19)
                                                     ----------------------------------------
1999
Revenues                                             $    4,546.7  $         --  $    4,546.7
Segment profit (loss)                                       360.8        (276.5)         84.3
Total assets                                              6,297.7         463.8       6,761.5
Capital expenditures                                        572.1          61.7         633.8
Depreciation, depletion and amortization                    769.5           8.9         778.4

1998
Revenues                                             $    5,800.6  $       20.0  $    5,820.6
Segment profit (loss)                                       741.0        (997.2)       (256.2)
Total assets                                              6,946.8         418.2       7,365.0
Capital expenditures                                      1,258.5          42.5       1,301.0
Depreciation, depletion and amortization                    729.7          15.7         745.4

Transition Period
Revenues                                             $    1,441.6  $        7.4  $    1,449.0
Segment profit (loss)                                       215.3         (43.7)        171.6
Total assets                                              6,292.6         542.7       6,835.3
Capital expenditures                                        279.0          16.2         295.2
Depreciation, depletion and amortization                    135.7           3.3         139.0

1997
Revenues                                             $    4,942.3  $       15.6  $    4,957.9
Segment profit (loss)                                       665.6        (344.0)        321.6
Total assets                                              6,200.1         506.6       6,706.7
Capital expenditures                                      1,013.0          28.3       1,041.3
Depreciation, depletion and amortization                    529.9          16.4         546.3

   Net assets of discontinued operations, which are excluded from total assets in the table above, totaled $278.3 million, $267.9 million, $205.0 million and $190.4 million for 1999, 1998, the Transition Period and 1997, respectively.

   For the year ended December 31, 1998, oilfield revenues attributable to one customer totaled $629.8 million or 10.9%.

   The following table presents the details of "Other" segment profit (loss).

                                                                                Transition
                                                            1999        1998      Period       1997
                                                         ---------    --------  ----------   ---------
Corporate expenses                                       $   (95.0)   $  (88.9) $    (21.6)  $  (61.8)
Interest - net                                              (154.0)     (139.0)      (22.4)     (84.4)
Unusual charge                                                (8.8)     (196.6)                 (51.1)
Acquired in-process research and development                                                   (118.0)
Nonrecurring charges to costs of revenues and SG&A           (51.8)     (355.3)                 (21.9)
Unrealized gain on Tuboscope securities                       31.5
Merger related costs                                           1.6      (217.5)
Spin-off related costs                                                                           (8.4)
Other                                                                      0.1         0.3        1.6
                                                         ---------    --------  ----------   --------
Total                                                    $  (276.5)   $ (997.2) $    (43.7)  $ (344.0)
                                                         =========    ========  ==========   ========

The following table presents consolidated revenues by country based on the location of the use of the product or service.

                                                            Year Ended December 31,
                                                         ----------------------------    Three Months Ended         Year Ended
                                                             1999           1998          December 31, 1997     September 30, 1997
                                                         ------------   -------------    ------------------     ------------------
                                                                        (As Restated
                                                                        See Note 19)
                                                                        ------------
United States                                            $    1,698.4   $     2,034.1        $     509.0            $   1,701.6
United Kingdom                                                  390.0           542.3              109.8                  405.5
Venezuela                                                       227.2           342.7              105.9                  376.7
Norway                                                          273.6           266.5               60.8                  217.0
Canada                                                          224.1           237.8               82.1                  243.3
Other countries (approximately 65 countries)                  1,733.4         2,397.2              581.4                2,013.8
                                                         ------------   -------------        -----------            -----------
   Total                                                 $    4,546.7   $     5,820.6        $   1,449.0            $   4,957.9
                                                         ============   =============        ===========            ===========

   The following table presents long-lived assets by country based on the location of the asset.


                                                                        December 31,
                                                         ----------------------------------------------
                                                            1999           1998                1997          September 30, 1997
                                                         -----------    ------------        -----------      ------------------
                                                                                      (As Restated - See Note 19)
                                                                        -------------------------------------------------------
United States                                            $     914.4    $      890.0        $     849.4         $     794.4
United Kingdom                                                 177.8           235.5              198.1               186.3
Nigeria                                                         91.9            86.9               41.4                38.9
Venezuela                                                       53.6            69.5               70.2                54.2
Norway                                                          43.0            50.0               37.2                32.0
Other countries                                                360.5           362.4              313.3               334.2
Western Geophysical mobile assets *                            369.0           546.4              426.6               426.6
                                                         -----------    ------------        -----------         -----------
   Total                                                 $   2,010.2    $    2,240.7        $   1,936.2         $   1,866.6
                                                         ===========    ============        ===========         ===========

* These assets represent marine seismic vessels, land crews and related equipment that are mobile and move frequently between countries. Data processing centers, land and buildings have been included in the countries where these assets are located.

NOTE 14. EMPLOYEE BENEFIT PLANS

   Defined Benefit Pension Plans And Postretirement Benefits Other Than Pensions

   The Company adopted SFAS No. 132, Employers` Disclosures about Pensions and Other Postretirement Benefits, which is effective for the Company for the year ended December 31, 1998. The statement revised the required disclosures about pensions and postretirement benefit plans.

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

                                                                                                   Postretirement Benefits
                                                           Pension Benefits                          Other Than Pensions
                                                 --------------------------------------    --------------------------------------
                                                    Year Ended           Year Ended           Year Ended           Year Ended
                                                 December 31, 1999    December 31, 1998    December 31, 1999    December 31, 1998
                                                 -----------------    -----------------    -----------------    -----------------
Change in benefit obligation:
   Benefit obligation at beginning of year           $   217.8            $    184.6           $    113.9           $    106.9
   Service cost                                            6.2                   5.0                  1.8                  1.5
   Interest cost                                          13.7                  13.3                  7.5                  7.8
   Plan participants' contributions                        1.3                   1.1
   Amendments                                              0.5                                       (1.6)                (1.9)
   Actuarial (gain)/loss                                 (13.3)                 24.5                 (8.3)                 5.6
   Curtailment (gain) loss                                (1.0)                  2.5                                       2.1
   Settlement gain                                                              (6.7)
   Benefits paid                                         (10.3)                 (9.0)                (9.2)                (8.1)
Exchange rate adjustment                                  (4.9)                  2.5
                                                     ---------            ----------           ----------           ----------
Benefits obligation at end of year                       210.0                 217.8                104.1                113.9
                                                     ---------            ----------           ----------           ----------
Change in plan assets:
   Fair value of plan assets at beginning of year        262.2                 269.3
   Actual return on plan assets                           45.9                   2.0
   Employer contribution                                   3.4                   3.6
   Settlement                                             (1.0)                 (6.7)
   Plan participants' contributions                        1.3                   1.1
   Benefits paid                                         (10.3)                 (9.0)
Exchange rate adjustment                                  (2.5)                  1.9
                                                     ---------            ----------           ----------           ----------
Fair value of plan assets at end of year                 299.0                 262.2                   --                   --
                                                     ---------            ----------           ----------           ----------

Funded status                                             89.0                  44.4               (104.1)              (113.9)
Unrecognized actuarial (gain)/loss                        (2.2)                 23.0                (14.1)                (6.4)
Unrecognized prior service cost                             .7                    .7                 (3.3)                (1.9)
                                                     ---------            ----------           ----------           ----------
Net amount recognized                                     87.5                  68.1               (121.5)              (122.2)
Benefits paid - October to December                         .1                   0.5                  2.3                  2.6
                                                     ---------            ----------           ----------           ----------
Net amount recognized                                $    87.6            $     68.6           $   (119.2)          $   (119.6)
                                                     =========            ==========           ==========           ==========

                                                                                                   Postretirement Benefits
                                                           Pension Benefits                          Other Than Pensions
                                                 --------------------------------------    --------------------------------------
                                                    Year Ended           Year Ended           Year Ended           Year Ended
                                                 December 31, 1999    December 31, 1998    December 31, 1999    December 31, 1998
                                                 -----------------    -----------------    -----------------    -----------------

Amounts recognized in the statement of
   financial position consist of:
   Prepaid benefit cost                              $   115.9            $     96.2
   Accrued benefit liability                             (32.7)                (34.9)          $   (119.2)          $   (119.6)
   Intangible asset                                         .3                    .5
   Accumulated other comprehensive income                  4.1                   6.8
                                                     ---------            ----------           ----------           ----------
Net amount recognized                                $    87.6            $     68.6           $   (119.2)          $   (119.6)
                                                     =========            ==========           ==========           ==========

Baker Hughes Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                          Year Ended December 31,
                                                        --------------------------      Three Months Ended         Year Ended
Pension Benefits                                            1999           1998          December 31, 1997     September 30, 1997
----------------                                        -----------    -----------      ------------------     ------------------
WEIGHTED-AVERAGE ASSUMPTIONS:
Discount rate                                                  6.95%          6.54%                7.51%                 7.56%
Expected return on plan assets                                 8.68%          8.68%                8.92%                 8.92%
Rate of compensation increase                                  3.92%          3.95%                3.89%                 3.73%

COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost                                            $       6.2    $       5.0            $     1.2              $    3.9
Interest cost                                                  13.7           13.3                  3.3                   7.7
Expected return on plan assets                                (22.5)         (22.5)                (5.4)                 (9.9)
Amortization of transition (asset)/obligation                                                                             (.1)
Recognized actuarial (gain)/loss                                 .5            (.1)                 (.2)                   .3
                                                        -----------    -----------            ---------              --------
Net periodic benefit cost                                      (2.1)          (4.3)                (1.1)                  1.9
Curtailment effect recognized                                   (.2)           2.5
                                                        -----------    -----------            ---------              --------
Total net periodic benefit cost                         $      (2.3)   $      (1.8)           $    (1.1)             $    1.9
                                                        ===========    ===========            =========              ========



                                                          Year Ended December 31,
Postretirement Benefits                                 --------------------------      Three Months Ended         Year Ended
Other Than Pensions                                         1999           1998          December 31, 1997     September 30, 1997
-----------------------                                 -----------     ----------      ------------------     ------------------
WEIGHTED-AVERAGE ASSUMPTIONS:
Discount rate                                                  7.50%          6.75%               7.50%                  7.48%

COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost                                            $       1.8     $      1.5           $      .3               $    1.2
Interest cost                                                   7.4            7.8                 1.8                    7.0
Amortization of prior service cost                              (.3)
Recognized actuarial (gain)/loss                                                .3                                         .1
                                                        -----------     -----------          ---------               --------
Net periodic benefit cost                               $       8.9     $      9.6           $     2.1               $    8.3
                                                        ===========     ===========          =========               ========

   The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $36.6 million, $32.3 million and $7.5 million as of December 31, 1999, and $43.8 million, $39.0 million and $11.0 million as of December 31, 1998. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan.

   The assumed health care cost trend rate used in measuring the accumulated benefit obligation for postretirement benefits other than pensions as of December 31, 1999 was 6.0% for 2000 declining gradually each successive year until it reaches 5% in 2003. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                  1-Percentage             1-Percentage
                                                                 Point Increase           Point Decrease
                                                                 --------------           --------------
Effect on total service and interest cost components               $      .3                $    (.4)
Effect on postretirement benefit obligation                              4.1                    (4.2)

DEFINED CONTRIBUTION PLANS

   During the periods reported, generally all Baker Hughes' U.S. employees (other than (1) those employees that Western Atlas employed prior to the Merger and (2) those who were covered under one of Baker Hughes' pension plans) were eligible to participate in the Baker Hughes sponsored Thrift Plan. Prior to 1999, those employees that Western Atlas employed prior to the Merger were eligible to participate in a separate Western Atlas defined contribution plan. In 1999, those employees that Western Atlas employed prior to the Merger who worked for any of the Company's divisions, other than Western Geophysical, became eligible to participate in the Baker Hughes sponsored Thrift Plan rather than the Western Atlas defined contribution plan.

   The Baker Hughes sponsored Thrift Plan allows eligible employees to elect to contribute from 2% to 15% of their salaries to an investment trust. Employee contributions are matched by the Company at the rate of $1.00 per $1.00 employee contribution for the first 2% and $.50 per $1.00 employee contribution for the next 4% of the employee's salary. In addition, the Company contributes for all eligible employees between 2% and 5% of their salary depending on the employee's age as of January 1 each year. Such contributions become fully vested to the employee after five years of employment. Baker Hughes' contribution to the Thrift Plan and other defined contribution plans amounted to $57.5 million, $51.0 million, $10.6 million and $35.9 million in 1999, 1998, the Transition Period and 1997, respectively.

   With respect to the Western Atlas defined contribution plan, Baker Hughes contributed an amount based on its consolidated pretax earnings of the participating businesses in accordance with the provisions of such plan. This plan includes a voluntary savings feature that is intended to qualify under
Section 401(k) of the Internal Revenue Code and is designed to enhance the retirement programs of participating employees. Under this feature, Baker Hughes matches up to 67% of a certain portion of participants' contributions. There were no employer contributions to this plan in 1999. The contributions to this plan in 1998, the Transition Period and 1997 were $31.4 million, $10.5 million and $39.0 million, respectively.

POSTEMPLOYMENT BENEFITS

   During the periods reported, the Company provided certain postemployment disability and medical benefits to substantially all qualifying former or inactive Baker Hughes U.S. employees (other than those employed at the time by Western Atlas) following employment but before retirement. Starting on January 1, 1999, these same benefits were provided to substantially all qualified and former and active Western Atlas employees. Disability income benefits ("Disability Benefits"), available at the date of hire, are provided through a qualified plan which has been funded by contributions from the Company and employees. The primary asset of the plan is a guaranteed insurance contract with an insurance company which currently earns interest at 6.5%. The actuarially determined obligation is calculated at a discount rate of 7.25%. Disability Benefits expense was $1.3 million, $2.9 million, $.5 million and $1.1 million in 1999, 1998, the Transition Period and 1997, respectively. The continuation of medical, life insurance and Thrift Plan benefits while on disability and the service related salary continuance benefits ("Continuation Benefits") were provided through a nonqualified, unfunded plan until April 1997. The continuation of the medical benefit portion of the plan was merged into the disability income benefits plan beginning in April 1997. Expense for Continuation Benefits, which is primarily interest cost on the projected benefit obligation, was $5.7 million, $3.6 million, $.6 million and $3.1 million for 1999, 1998, the Transition Period and 1997, respectively.

   The following table sets forth the funded status and amounts recognized in the Company's consolidated statements of financial position for Disability Benefits and Continuation Benefits:

                                                               December 31, 1999        December 31, 1998
                                                               -----------------        -----------------
Actuarial present value of accumulated benefit obligation         $    (39.0)               $    (44.7)
Plan assets at fair value                                               14.9                      15.1
                                                                  ----------                ----------
Accumulated benefit obligation in excess of plan assets                (24.1)                    (29.6)
Prior service costs                                                     (1.8)                       .1
Unrecognized net (gain) loss                                             (.8)                      9.3
                                                                  ----------                ----------
Postemployment liability                                          $    (26.7)               $    (20.2)
                                                                  ==========                ==========

   Health care cost assumptions used to measure the Continuation Benefits obligation are similar to the assumptions used in determining the obligation for postretirement health care benefits. Additional assumptions used in the accounting for Continuation Benefits were a discount rate of 7.25% in 1999, 6.5% in 1998, and increases in compensation of 5% for all periods presented.

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

   The Company has been named as a defendant in a number of shareholder class action securities fraud suits following the Company's announcement on December 8, 1999 regarding the accounting issues it discovered at its INTEQ division. See
Note 19. These suits will be consolidated into one lawsuit pursuant to the Private Securities Litigation Reform Act of 1995. The Company believes the allegations in these suits are without merit, and the Company intends to vigorously defend the suits. Even so, an adverse outcome in this class action litigation could have an adverse effect on the Company's results of operations or financial condition.

NOTE 16. ENVIRONMENTAL MATTERS

   The Company's past and present operations include activities which are subject to extensive federal and state environmental regulations.

Baker Hughes Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

   At December 31, 1999 and 1998, the Company had accrued $22.8 million and $26.4 million, respectively, for remediation costs, including the Superfund sites referred to above. The measurement of the accruals for remediation costs is subject to uncertainty, including the evolving nature of environmental regulations and the difficulty in estimating the extent and type of remediation activity that will be utilized. The Company believes that the likelihood of material losses in excess of those amounts recorded is remote.

NOTE 17. OTHER SUPPLEMENTAL INFORMATION

   Supplemental consolidated statement of operations information is as follows:

                                                         Year Ended December 31,
                                                        --------------------------      Three Months Ended         Year Ended
                                                            1999           1998          December 31, 1997     September 30, 1997
                                                        -----------      ---------      ------------------     ------------------
Rental expense (generally transportation
   equipment and warehouse facilities)                  $     167.0      $   189.4          $    39.7              $   151.4
Research and development                                       98.3          125.7               29.7                  116.7

   Supplemental consolidated statement of cash flows information is as follows:

                                                         Year Ended December 31,
                                                        --------------------------      Three Months Ended         Year Ended
                                                            1999           1998          December 31, 1997     September 30, 1997
                                                        -----------      ---------      ------------------     ------------------
                                                                                    (As Restated - See Note 19)
                                                                         --------------------------------------------------------
Change in accounts receivable                            $     227.2     $    106.2          $    (79.9)           $    (185.0)
Change in inventories                                          191.8          (36.0)              (57.4)                 (84.4)
Change in accounts payable                                     (94.5)         (39.2)               11.0                   45.9
Change in accrued employee compensation
  and other current liabilities                               (155.6)          26.6               (27.9)                  11.6
Change in deferred revenue and other
  long-term liabilities                                       (172.2)          13.9                (5.9)                 125.0
Changes in other assets and liabilities                       (230.7)         (94.9)               68.7                  (47.9)
                                                         -----------     ----------          ----------            -----------
Total changes in assets and liabilities                  $    (234.0)    $    (23.4)         $    (91.4)           $    (134.8)
                                                         ===========     ==========          ==========            ===========

Income taxes paid                                        $     118.7     $    134.5          $     64.7            $     148.7
Interest paid                                                  148.8          150.2                33.1                   92.2

NOTE 18. COMMITMENTS AND CONTINGENCIES

   At December 31, 1999, the Company had commitments outstanding for capital expenditures under purchase orders and contracts of approximately $124.1 million. Of this amount, $95.2 million related primarily to construction of a seismic vessel. The cost of the vessel and related equipment is currently estimated to be $98.8 million, excluding capitalized interest. Final completion of the vessel, including the installation of all related seismic equipment, is not expected until the Company determines market conditions allow for the opportunity to achieve an acceptable utilization rate.

   In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under letters of credit and other financial guarantees totaling approximately $136.8 million at December 31, 1999. In addition, at December 31, 1999, the Company has guaranteed debt of third parties totaling $89.2 million. It is not practicable to estimate the fair value of these financial instruments and management does not expect any material losses from these financial instruments.

   At December 31, 1999, the Company had long-term operating leases covering certain facilities and equipment on which minimum annual rental commitments for each of the five years in the period ending December 31, 2004 are $68.6 million, $56.5 million, $44.0 million, $34.4 million and $108.1 million, respectively, and $38.3 million in the aggregate thereafter. The Company has not entered into any significant capital leases.

NOTE 19. RESTATEMENT

   In December 1999, based on an internal review, the Company became aware of several accounting misstatements at one of its operating divisions. A subsequent analysis determined these misstatements amounted to $31.0 million, net of taxes. As a result, the Company restated its previously issued consolidated financial statements to reflect the adjustments required to correct these misstatements. The adjustments relate to uncollectible accounts receivable, inventory shortages, the recognition of inventory pricing adjustments, the impairment of various other current and long-lived assets and the recognition of certain previously unrecorded liabilities, including trade accounts payable and employee compensation and benefits payable.

   As a result of the above, the Company's 1998, Transition Period and 1997 financial statements and related disclosures have been restated from amounts previously reported. In addition, a prior period adjustment of $27.3 million related to operating results for periods prior to 1997 decreased retained earnings at September 30, 1996. As described in Note 1, Basis of Presentation and Restatement, the Company plans to dispose of Baker Process which is presented in the consolidated financial statements as "Discontinued Operations." The caption "As Previously Reported" in the following summarized financial information reflects Baker Process as a discontinued operation for all periods presented. The principal effects of these adjustments on the accompanying financial statements are set forth below:

                                                                        Consolidated Statements of Operations
                                                      ---------------------------------------------------------------------------
                                                             1998                Transition Period                1997
                                                      ---------------------------------------------------------------------------
                                                                      As                        As                        As
                                                          As      Previously       As       Previously        As       Previously
(In millions, except per share amounts)                Restated    Reported     Restated     Reported      Restated     Reported
---------------------------------------               ----------  -----------  -----------  -----------  -----------  -----------
Revenues                                              $  5,820.6  $   5,821.8  $   1,449.0  $   1,449.0  $   4,957.9  $   4,957.9
                                                      ----------  -----------  -----------  -----------  -----------  -----------
Costs and expenses:
   Costs of revenues                                     4,745.7      4,749.5      1,057.4      1,057.2      3,907.7      3,890.4
   Selling, general and administrative                     778.0        778.7        197.6        197.9        466.7        472.8
   Merger related costs                                    217.5        217.5
   Unusual charge, net                                     196.6        196.6                                   51.1         51.1
   Acquired in-process research and development                                                                118.0        118.0
                                                      ----------  -----------  -----------  -----------  -----------  -----------
       Total                                             5,937.8      5,942.3      1,255.0      1,255.1      4,543.5      4,532.3
                                                      ----------  -----------  -----------  -----------  -----------  -----------

Operating income (loss)                                   (117.2)      (120.5)       194.0        193.9        414.4        425.6
Interest expense                                          (142.7)      (142.7)       (23.6)       (23.6)       (88.0)       (88.0)
Interest income                                              3.7          3.7          1.2          1.2          3.6          3.6
Spin-off related costs                                                                                          (8.4)        (8.4)
                                                      ----------  -----------  -----------  -----------  -----------  -----------
Income (loss) from continuing operations before
   income taxes and cumulative effect of
   accounting change                                      (256.2)      (259.5)       171.6        171.5        321.6        332.8
Income taxes                                               (24.7)       (22.7)       (65.1)       (65.2)      (149.8)      (152.5)
                                                      ----------  -----------  -----------  -----------  -----------  -----------
Income (loss) from continuing operations before
   cumulative effect of accounting change                 (280.9)      (282.2)       106.5        106.3        171.8        180.3
Cumulative effect of accounting change:
   Impairment of long-lived assets to be disposed of
     (net of $6.0 income tax benefit)                                                                          (12.1)       (12.1)
                                                      ----------  -----------  -----------  -----------  -----------  -----------
Income (loss) from continuing operations                  (280.9)      (282.2)       106.5        106.3        159.7        168.2
Income (loss) from discontinued operations,
   net of tax                                              (15.2)       (15.2)         7.7          7.7       (134.3)      (134.3)
                                                      ----------  -----------  -----------  -----------  -----------  -----------
Net income (loss)                                     $   (296.1) $    (297.4) $     114.2  $     114.0  $      25.4  $      33.9
                                                      ==========  ===========  ===========  ===========  ===========  ===========

Baker Hughes Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                                        Consolidated Statements of Operations
                                                      ---------------------------------------------------------------------------
                                                             1998                Transition Period                1997
                                                      ---------------------------------------------------------------------------
                                                                      As                        As                        As
                                                          As      Previously       As       Previously        As       Previously
(In millions, except per share amounts)                Restated    Reported     Restated     Reported      Restated     Reported
---------------------------------------               ----------  -----------  -----------  -----------  -----------  -----------
Basic earnings per share:
   Income (loss) from continuing operations before
     cumulative effect of accounting change           $     (.87) $      (.88) $       .34  $       .34  $       .57  $       .60
   Cumulative effect of accounting change                                                                       (.04)        (.04)
   Discontinued operations, net of tax                      (.05)        (.05)         .02          .02         (.45)        (.45)
                                                      ----------  -----------  -----------  -----------  -----------  -----------
   Net income (loss)                                  $     (.92) $      (.93) $       .36  $       .36  $       .08  $       .11
                                                      ==========  ===========  ===========  ===========  ===========  ===========

Diluted earnings per share:
   Income (loss) from continuing operations before
     cumulative effect of accounting change           $     (.87) $      (.88) $       .33  $       .33  $       .56  $       .59
   Cumulative effect of accounting change                                                                       (.04)        (.04)
   Discontinued operations, net of tax                      (.05)        (.05)         .02          .02         (.44)        (.44)
                                                      ----------  -----------  -----------  -----------  -----------  -----------
   Net income (loss)                                  $     (.92) $      (.93) $       .35  $       .35  $       .08  $       .11
                                                      ==========  ===========  ===========  ===========  ===========  ===========

                                                                               Consolidated Statements of Financial Position
                                                                              -----------------------------------------------
                                                                                            December 31, 1998
                                                                              -----------------------------------------------
                                                                                                                     As
                                                                                  As                             Previously
(In millions, except par value)                                                Restated                           Reported
-------------------------------                                               -----------                        ------------
Assets
Current Assets:
Cash and cash equivalents                                                     $      19.5                        $       20.0
Accounts receivable - less allowance for doubtful accounts:
   December 31, 1998, $46.4                                                       1,258.2                             1,260.9
Inventories                                                                         994.3                             1,005.7
Net assets of discontinued operations                                               267.9                               267.9
Other current assets                                                                213.3                               216.7
                                                                              -----------                        ------------
     Total current assets                                                         2,753.2                             2,771.2

Property-net                                                                      2,240.7                             2,244.8
Goodwill and other intangibles - less accumulated amortization:
   December 31, 1998, $265.1                                                      1,744.3                             1,744.3
Multiclient seismic data and other assets                                           894.7                               895.0
                                                                              -----------                        ------------
     Total assets                                                             $   7,632.9                        $    7,655.3
                                                                              ===========                        ============
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable                                                              $     487.9                        $      476.8
Short-term borrowings and current portion of long-term debt                          44.4                                44.4
Accrued employee compensation                                                       272.2                               268.6
Other accrued liabilities                                                           378.8                               378.1
                                                                              -----------                        ------------
     Total current liabilities                                                    1,183.3                             1,167.9
                                                                              -----------                        ------------

Long-term debt                                                                    2,726.3                             2,726.3
                                                                              -----------                        ------------
Deferred income taxes                                                               152.9                               156.4
                                                                              -----------                        ------------
Deferred revenue and other long-term liabilities                                    405.3                               405.3
                                                                              -----------                        ------------
Commitments and contingencies

Stockholders' equity:
Common stock, $1 par value (shares authorized - 400.0;
   outstanding - 327.1 at December 31, 1998)                                        327.1                               327.1
Capital in excess of par value                                                    2,931.8                             2,931.8
Retained earnings                                                                    66.1                               100.4
Accumulated other comprehensive loss                                               (159.9)                             (159.9)
                                                                              -----------                        ------------
     Total stockholders' equity                                                   3,165.1                             3,199.4
                                                                              -----------                        ------------
     Total liabilities and stockholders' equity                               $   7,632.9                        $    7,655.3
                                                                              ===========                        ============

NOTE 20. QUARTERLY DATA (UNAUDITED)

   The caption "As Previously Reported" in the following summarized financial information reflects Baker Process as a discontinued operation for all periods presented.

                                                 First Quarter           Second Quarter         Third Quarter
                                             -----------------------------------------------------------------------
                                                             As                      As                      As
                                                 As      Previously      As      Previously      As       Previously   Fourth
(Per share amounts in dollars)                Restated    Reported    Restated    Reported    Restated    Reported     Quarter
------------------------------               ----------  ----------  ----------  ----------  -----------  ----------  ---------
Fiscal Year 1999 *
   Revenues                                  $  1,214.4  $  1,214.4  $  1,110.8  $  1,110.8  $   1,117.6  $  1,117.9  $ 1,103.9
   Gross profit **                                277.3       275.7       240.5       237.0        221.2       220.5      129.9
   Income (loss) from continuing
     operations                                    45.8        44.1        71.4        69.9         16.6        16.5      (81.5)
   Net income (loss)                               44.4        42.7        68.5        67.0         13.2        13.1      (92.8)
   Basic earnings (loss) per share from:
     Continuing operations                          .14         .13         .22         .21          .05         .05       (.25)
     Discontinued operations                                               (.01)       (.01)        (.01)       (.01)      (.03)
                                             ----------  ----------  ----------  ----------  -----------  ----------  ---------
     Net income (loss)                       $      .14  $      .13  $      .21  $      .20  $       .04  $      .04  $    (.28)
                                             ==========  ==========  ==========  ==========  ===========  ==========  =========
   Diluted earnings (loss) per share from:
     Continuing operations                          .14         .13         .22         .21          .05         .05       (.25)
     Discontinued operations                                               (.01)       (.01)        (.01)       (.01)      (.03)
                                             ----------  ----------  ----------  ----------  -----------  ----------  ---------
     Net income (loss)                       $      .14  $      .13  $      .21  $      .20  $       .04  $      .04  $    (.28)
                                             ==========  ==========  ==========  ==========  ===========  ==========  =========
   Dividends per share                       $      .11  $      .11  $      .12  $      .12  $       .11  $      .11  $     .12
   Common stock market prices:
     High                                    $    25.50  $    25.50  $    35.00  $    35.00  $     36.25  $    36.25  $   30.00
     Low                                     $    15.75  $    15.75  $    22.00  $    22.00  $     27.00  $    27.00  $   15.00


                                            First Quarter           Second Quarter         Third Quarter         Fourth Quarter
                                        ------------------------------------------------------------------------------------------
                                                       As                    As                     As                     As
                                            As     Previously     As     Previously      As      Previously     As      Previously
                                         Restated   Reported   Restated   Reported    Restated   Reported    Restated   Reported
                                        ---------- ---------- ---------- ----------  ----------- ---------- ----------- ----------
Fiscal Year 1998 *
Revenues                                $  1,523.9 $  1,524.6 $  1,532.4 $  1,532.4  $   1,457.0 $  1,457.3 $   1,307.3 $  1,307.5
Gross profit **                              378.9      380.0      373.6      373.4        46.1        45.1       276.3      273.8
Income (loss) from continuing
  operations                                 105.8      106.8      113.3      113.1      (507.9)     (508.8)        7.9        6.7
Net income (loss)                            111.9      112.9      118.3      118.1      (533.6)     (534.5)        7.3        6.1
Basic earnings (loss) per share from:
  Continuing operations                        .33        .34        .36        .36       (1.57)      (1.58)        .02        .02
  Discontinued operations                      .02        .02        .01        .01        (.08)       (.08)
                                        ---------- ---------- ---------- ----------  ----------  ----------  ---------- ----------
  Net income (loss)                     $      .35 $      .36 $      .37 $      .37  $    (1.65) $    (1.66) $      .02 $      .02
                                        ========== ========== ========== ==========  ==========  ==========  ========== ==========
Diluted earnings (loss) per share from:
  Continuing operations                        .33        .33        .35        .35       (1.57)      (1.58)        .02        .02
  Discontinued operations                      .02        .02        .02        .02        (.08)       (.08)
                                        ---------- ---------- ---------- ----------  ----------  ----------  ---------- ----------
  Net income (loss)                     $      .35 $      .35 $      .37 $      .37  $    (1.65) $    (1.66) $      .02 $      .02
                                        ========== ========== ========== ==========  ==========  ==========  ========== ==========
Dividends per share                     $      .11 $      .11 $      .12 $      .12  $      .11  $      .11  $      .12 $      .12
Common stock market prices:
  High                                  $    44.13 $    44.13 $    44.00 $    44.00  $    34.94  $    34.94  $    23.88 $    23.88
  Low                                   $    34.88 $    34.88 $    33.13 $    33.13  $    17.75  $    17.75  $    15.00 $    15.00

* See Note 1 for Merger; see Note 2 for accounting changes; see Note 3 for discontinued operations; see Note 7 for acquisitions and dispositions; see
   Note 8 for unusual charges; see Note 19 for restatements.
** Represents revenues less costs of revenues.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information concerning the directors of the Company is set forth in the section entitled "Election of Directors" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held April 26, 2000, which section is incorporated herein by reference. For information regarding executive officers of the Company, see "Item 1. Business - Executive Officers." Additional information regarding compliance by directors and executive officers with
Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2000, which section is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

   Information for this item is set forth in the section entitled "Executive Compensation" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held April 26, 2000, which section is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information concerning security ownership of certain beneficial owners and management is set forth in the sections entitled "Voting Securities" and "Security Ownership of Management" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held April 26, 2000, which sections are incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information concerning certain relationships and related transactions with management is set forth in the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held April 26, 2000, which section is incorporated herein by reference.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of Documents filed as part of this Report

(1) Financial Statements

    All financial statements of the Registrant as set forth under Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules:

    Schedule II Valuation and Qualifying Accounts

(3) Exhibits:

    3.1 Restated Certificate of Incorporation (filed as Exhibit 3.1 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    3.2   By-Laws.

    3.3 Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 4.2 to Baker Hughes Incorporated Registration Statement on Form S-3 dated September 27, 1999 and incorporated herein by reference).

    3.4 Certificate of Designation of Series L Preferred Stock of Baker Hughes Incorporated (filed as Exhibit 3.3 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference).

    4.1 Rights of Holders of the Company's Long-Term Debt. The Company has no long-term debt instrument with regard to which the securities authorized thereunder equal or exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of its long-term debt instruments to the SEC upon request.

    4.2 Restated Certificate of Incorporation (filed as Exhibit 3.1 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    4.3   By-Laws (filed as Exhibit 3.2 hereto).

    4.4 Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 4.2 to Baker Hughes Incorporated Registration Statement on Form S-3 dated September 27, 1999 and incorporated herein by reference).

    4.5 Certificate of Designation of Series L Preferred Stock of Baker Hughes Incorporated (filed as Exhibit 3.3 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference).

    4.6 Indenture dated as of May 15, 1994 between Western Atlas Inc. and The Bank of New York, Trustee, providing for the issuance of securities in series.

    10.1 Severance Agreement between Baker Hughes Incorporated and G. Stephen Finley dated as of July 23, 1997 (filed as Exhibit 10.6 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

    10.2 Severance Agreement between Baker Hughes Incorporated and Andrew J. Szescila dated as of July 23, 1997 (filed as Exhibit 10.13 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

    10.3 Form of Amendment 1 to Severance Agreement between Baker Hughes Incorporated and each of G. Stephen Finley and Andrew J. Szescila effective November 11, 1998 (filed as Exhibit 10.7 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    10.4 Amended and Restated 1991 Employee Stock Bonus Plan of Baker Hughes Incorporated (filed as Exhibit 10.15 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

    10.5 Amendment No. 1997-1 to the Amended and Restated 1991 Employee Stock Bonus Plan (filed as Exhibit 10.16 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

    10.6 Amendment No. 1999-1 to the Amended and Restated 1991 Employee Stock Bonus Plan (filed as Exhibit 10.11 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    10.7 Restated 1987 Stock Option Plan of Baker Hughes Incorporated (amended as of October 24, 1990) (filed as Exhibit 10.17 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

    10.8 1987 Convertible Debenture Plan of Baker Hughes Incorporated (amended as of October 24, 1990) (filed as Exhibit 10.18 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

    10.9  Baker Hughes Incorporated Supplemental Retirement Plan (filed as
          Exhibit 10.14 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

    10.10 Amendment No. 1997-1 to the Baker Hughes Incorporated Supplemental Retirement Plan (filed as Exhibit 10.20 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

    10.11 Amendment No. 1999-1 to the Baker Hughes Incorporated Supplemental Retirement Plan (filed as Exhibit 10.16 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    10.12 Executive Severance Policy.

    10.13 1993 Stock Option Plan (filed as Exhibit 10.18 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    10.14 Amendment No. 1997-1 to the 1993 Stock Option Plan (filed as Exhibit
          10.23 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

    10.15 Amendment No. 1999-1 to the 1993 Stock Option Plan (filed as Exhibit
          10.20 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    10.16 1993 Employee Stock Bonus Plan (filed as Exhibit 10.21 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    10.17 Amendment No. 1997-1 to the 1993 Employee Stock Bonus Plan (filed as
          Exhibit 10.25 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

    10.18 Amendment No. 1999-1 to the 1993 Employee Stock Bonus Plan (filed as
          Exhibit 10.23 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    10.19 Amended and Restated Director Compensation Deferral Plan (filed as
          Exhibit 10.24 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    10.20 1995 Employee Annual Incentive Compensation Plan.

    10.21 Amendment No. 1997-1 to the 1995 Employee Annual Incentive Compensation Plan (filed as Exhibit 10.25 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

    10.22 Amendment No. 1999-1 to the 1995 Employee Annual Incentive Compensation Plan (filed as Exhibit 10.27 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    10.23 Long Term Incentive Plan (filed as Exhibit 10.31 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

    10.24 Amendment No. 1999-1 to Long Term Incentive Plan (filed as Exhibit
          10.32 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    10.25 1998 Employee Stock Option Plan (filed as Exhibit 10.33 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    10.26 Amendment No. 1999-1 to 1998 Employee Stock Option Plan (filed as
          Exhibit 10.34 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    10.27 Form of Credit Agreement, dated as of October 1, 1998, among Baker Hughes Incorporated and fourteen banks for $750,000,000, in the aggregate for all banks (filed as Exhibit 10.35 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    10.28 Form of Credit Agreement dated as of October 1, 1998 among Baker Hughes Incorporated and fourteen banks for $250,000,000, in the aggregate for all banks (filed as Exhibit 10.36 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    10.29 Form of First Amendment of Credit Agreement dated as of September 29, 1999 among Baker Hughes Incorporated and fourteen banks for $250,000,000, in the aggregate for all banks.

    10.30 Form of Nonqualified Stock Option Agreement for employees effective February 3, 2000.

    10.31 Form of Nonqualified Stock Option Agreement for employees effective January 26, 2000.

    10.32 Form of Nonqualified Stock Option Agreement for executive officers effective October 1, 1998 (filed as Exhibit 10.37 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    10.33 Form of Nonqualified Stock Option Agreement for employees effective October 1, 1998 (filed as Exhibit 10.38 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    10.34 Form of Nonqualified Stock Option Agreement for executive officers effective October 1, 1998 (filed as Exhibit 10.39 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    10.35 Form of Incentive Stock Option Agreement for executive officers effective October 1, 1998 (filed as Exhibit 10.40 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    10.36 Form of Nonqualified Stock Option Agreement for directors effective October 25, 1995 (filed as Exhibit 10.16 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference).

    10.37 Form of Nonqualified Stock Option Agreement for employees effective October 25, 1995 (filed as Exhibit 10.16 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference).

    10.38 Form of Incentive Stock Option Agreement for employees effective October 25, 1995 (filed as Exhibit 10.16 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference).

    10.39 Agreement and Plan of Merger among Baker Hughes Incorporated, Baker Hughes Missouri, Inc., Baker Hughes Delaware, Inc., Petrolite Corporation and Wm. S. Barnickel & Company, dated as of February 25, 1997 (filed as Exhibit 2.1 to Form 8-K dated March 5, 1997 and incorporated herein by reference).

    10.40 Agreement and Plan of Merger among Baker Hughes Incorporated, Baker Hughes Delaware I, Inc. and Western Atlas Inc. dated as of May 10, 1998 (filed as Exhibit 2.1 to Form 8-K dated May 20, 1998 and incorporated herein by reference).

    10.41 Tax Sharing Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA, Inc. (filed as Exhibit 10.19 to Western Atlas Inc.'s Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

    10.42 Employee Benefits Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA, Inc. (filed as Exhibit 10.21 to Western Atlas Inc.'s Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

    10.43 Corporate Executive Loan Program (filed as Exhibit 10.50 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    21.1  Subsidiaries of Registrant.

    23.1  Consent of Deloitte & Touche LLP.

    27.1  Financial Data Schedule (for SEC purposes only).

(b) Reports on Form 8-K:

    None.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of March, 2000.

                                                BAKER HUGHES INCORPORATED


                                                 By /s/ JOE B. FOSTER
                                        ----------------------------------------
                                        (Joe B. Foster, Chief Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                             Title                                       Date
---------                             -----                                       ----
      /s/ JOE B. FOSTER               Chairman of the Board, President            March 16, 2000
-------------------------------       and Chief Executive Officer
        (Joe B. Foster)               (principal executive officer)


       /s/ G. S. FINLEY               Senior Vice President -                     March 16, 2000
-------------------------------       Finance and Administration
        (G. S. Finley)                and Chief Financial Officer
                                      (principal financial officer)


      /s/ ALAN J. KEIFER              Vice President and Controller               March 16, 2000
-------------------------------       (principal accounting officer)
       (Alan J. Keifer)


 /s/ LESTER M. ALBERTHAL, JR.         Director                                    March 16, 2000
-------------------------------
   Lester M. Alberthal, Jr.)


     /s/ VICTOR G. BEGHINI            Director                                    March 16, 2000
-------------------------------
      (Victor G. Beghini)


      /s/ JOSEPH T. CASEY             Director                                    March 16, 2000
-------------------------------
       (Joseph T. Casey)

       /s/ EUNICE M. FILTER           Director                                    March 16, 2000
-------------------------------
      (Eunice M. Filter)


    /s/ CLAIRE W. GARGALLI            Director                                    March 16, 2000
-------------------------------
     (Claire W. Gargalli)


     /s/ RICHARD D. KINDER            Director                                    March 16, 2000
-------------------------------
      (Richard D. Kinder)


      /s/ JAMES F. MCCALL             Director                                    March 16, 2000
-------------------------------
       (James F. McCall)


    /s/ H. JOHN RILEY, JR.            Director                                    March 16, 2000
-------------------------------
     (H. John Riley, Jr.)


     /s/ CHARLES L. WATSON            Director                                    March 16, 2000
-------------------------------
      (Charles L. Watson)


   /s/ MAX P. WATSON, JR.             Director                                    March 16, 2000
-------------------------------
     (Max P. Watson, Jr.)

                            BAKER HUGHES INCORPORATED

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                      Balance at    Charged to   Charged to                 Balance at
                                                     Beginning of    Cost and       Other                     End of
(In millions)                                           Period       Expenses     Accounts   Deductions       Period
-------------                                        ------------   ----------   ----------  ----------     ----------
Year ended December 31, 1999:
   Reserve for doubtful accounts receivable          $       46.4   $     22.4   $       --  $    (16.2)    $     52.6
   Reserve for inventories                                  216.0         30.3                    (77.6)         168.7

Year ended December 31, 1998:
   Reserve for doubtful accounts receivable                  50.1         14.4           --       (18.1)          46.4
   Reserve for inventories                                  140.9        153.1                    (78.0)         216.0

Three months ended December 31, 1997:
   Reserve for doubtful accounts receivable                  48.7          2.0          1.6        (2.2)          50.1
   Reserve for inventories                                  132.7         10.6          4.6        (7.0)         140.9

Year ended September 30, 1997:
   Reserve for doubtful accounts receivable                  40.1         22.9          1.9       (16.2)          48.7
   Reserve for inventories                                  120.5         39.3          1.7       (28.8)         132.7

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
    3.1   Restated Certificate of Incorporation (filed as Exhibit 3.1 to Annual
          Report of Baker Hughes Incorporated on Form 10-K for the year ended
          December 31, 1998 and incorporated herein by reference).

    3.2   By-Laws.

    3.3   Certificate of Amendment to Restated Certificate of Incorporation
          (filed as Exhibit 4.2 to Baker Hughes Incorporated Registration
          Statement on Form S-3 dated September 27, 1999 and incorporated herein by reference).

    3.4   Certificate of Designation of Series L Preferred Stock of Baker Hughes
          Incorporated (filed as Exhibit 3.3 to Annual Report of Baker Hughes
          Incorporated on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference).

    4.1 Rights of Holders of the Company's Long-Term Debt. The Company has no long-term debt instrument with regard to which the securities authorized thereunder equal or exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of its long-term debt instruments to the SEC upon request.

    4.2   Restated Certificate of Incorporation (filed as Exhibit 3.1 to Annual
          Report of Baker Hughes Incorporated on Form 10-K for the year ended
          December 31, 1998 and incorporated herein by reference).

    4.3   By-Laws (filed as Exhibit 3.2 hereto).

    4.4   Certificate of Amendment to Restated Certificate of Incorporation
          (filed as Exhibit 4.2 to Baker Hughes Incorporated Registration
          Statement on Form S-3 dated September 27, 1999 and incorporated herein by reference).

    4.5   Certificate of Designation of Series L Preferred Stock of Baker Hughes
          Incorporated (filed as Exhibit 3.3 to Annual Report of Baker Hughes
          Incorporated on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference).

    4.6   Indenture dated as of May 15, 1994 between Western Atlas Inc. and The
          Bank of New York, Trustee, providing for the issuance of securities in series.

    10.1  Severance Agreement between Baker Hughes Incorporated and G. Stephen
          Finley dated as of July 23, 1997 (filed as Exhibit 10.6 to Annual
          Report of Baker Hughes Incorporated on Form 10-K for the year ended
          September 30, 1997 and incorporated herein by reference).

    10.2  Severance Agreement between Baker Hughes Incorporated and Andrew J.
          Szescila dated as of July 23, 1997 (filed as Exhibit 10.13 to Annual
          Report of Baker Hughes Incorporated on Form 10-K for the year ended
          September 30, 1997 and incorporated herein by reference).

    10.3  Form of Amendment 1 to Severance Agreement between Baker Hughes
          Incorporated and each of G. Stephen Finley and Andrew J. Szescila effective November 11, 1998 (filed as Exhibit 10.7 to Annual Report of
          Baker Hughes Incorporated on Form 10-K for the year ended December 31,
          1998 and incorporated herein by reference).

    10.4  Amended and Restated 1991 Employee Stock Bonus Plan of Baker Hughes
          Incorporated (filed as Exhibit 10.15 to Annual Report of Baker Hughes
          Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

    10.5  Amendment No. 1997-1 to the Amended and Restated 1991 Employee Stock
          Bonus Plan (filed as Exhibit 10.16 to Annual Report of Baker Hughes
          Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

    10.6  Amendment No. 1999-1 to the Amended and Restated 1991 Employee Stock
          Bonus Plan (filed as Exhibit 10.11 to Annual Report of Baker Hughes
          Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    10.7 Restated 1987 Stock Option Plan of Baker Hughes Incorporated (amended as of October 24, 1990) (filed as Exhibit 10.17 to Annual Report of
          Baker Hughes Incorporated on Form 10-K for the year ended September
          30, 1997 and incorporated herein by reference).

    10.8 1987 Convertible Debenture Plan of Baker Hughes Incorporated (amended as of October 24, 1990) (filed as Exhibit 10.18 to Annual Report of
          Baker Hughes Incorporated on Form 10-K for the year ended September
          30, 1997 and incorporated herein by reference).

    10.9  Baker Hughes Incorporated Supplemental Retirement Plan (filed as
          Exhibit 10.14 to Annual Report of Baker Hughes Incorporated on Form
          10-K for the year ended September 30, 1997 and incorporated herein by reference).

    10.10 Amendment No. 1997-1 to the Baker Hughes Incorporated Supplemental
          Retirement Plan (filed as Exhibit 10.20 to Annual Report of Baker
          Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

    10.11 Amendment No. 1999-1 to the Baker Hughes Incorporated Supplemental
          Retirement Plan (filed as Exhibit 10.16 to Annual Report of Baker
          Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    10.12 Executive Severance Policy.

    10.13 1993 Stock Option Plan (filed as Exhibit 10.18 to Annual Report of
          Baker Hughes Incorporated on Form 10-K for the year ended December 31,
          1998 and incorporated herein by reference).

    10.14 Amendment No. 1997-1 to the 1993 Stock Option Plan (filed as Exhibit
          10.23 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

    10.15 Amendment No. 1999-1 to the 1993 Stock Option Plan (filed as Exhibit
          10.20 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    10.16 1993 Employee Stock Bonus Plan (filed as Exhibit 10.21 to Annual
          Report of Baker Hughes Incorporated on Form 10-K for the year ended
          December 31, 1998 and incorporated herein by reference).

    10.17 Amendment No. 1997-1 to the 1993 Employee Stock Bonus Plan (filed as
          Exhibit 10.25 to Annual Report of Baker Hughes Incorporated on Form
          10-K for the year ended September 30, 1997 and incorporated herein by reference).

    10.18 Amendment No. 1999-1 to the 1993 Employee Stock Bonus Plan (filed as
          Exhibit 10.23 to Annual Report of Baker Hughes Incorporated on Form
          10-K for the year ended December 31, 1998 and incorporated herein by reference).

    10.19 Amended and Restated Director Compensation Deferral Plan (filed as
          Exhibit 10.24 to Annual Report of Baker Hughes Incorporated on Form
          10-K for the year ended December 31, 1998 and incorporated herein by reference).

    10.20 1995 Employee Annual Incentive Compensation Plan.

    10.21 Amendment No. 1997-1 to the 1995 Employee Annual Incentive
          Compensation Plan (filed as Exhibit 10.25 to Annual Report of Baker
          Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

    10.22 Amendment No. 1999-1 to the 1995 Employee Annual Incentive
          Compensation Plan (filed as Exhibit 10.27 to Annual Report of Baker
          Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    10.23 Long Term Incentive Plan (filed as Exhibit 10.31 to Annual Report of
          Baker Hughes Incorporated on Form 10-K for the year ended September
          30, 1997 and incorporated herein by reference).

    10.24 Amendment No. 1999-1 to Long Term Incentive Plan (filed as Exhibit
          10.32 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    10.25 1998 Employee Stock Option Plan (filed as Exhibit 10.33 to Annual
          Report of Baker Hughes Incorporated on Form 10-K for the year ended
          December 31, 1998 and incorporated herein by reference).

    10.26 Amendment No. 1999-1 to 1998 Employee Stock Option Plan (filed as
          Exhibit 10.34 to Annual Report of Baker Hughes Incorporated on Form
          10-K for the year ended December 31, 1998 and incorporated herein by reference).

    10.27 Form of Credit Agreement, dated as of October 1, 1998, among Baker
          Hughes Incorporated and fourteen banks for $750,000,000, in the aggregate for all banks (filed as Exhibit 10.35 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31,
          1998 and incorporated herein by reference).

    10.28 Form of Credit Agreement dated as of October 1, 1998 among Baker
          Hughes Incorporated and fourteen banks for $250,000,000, in the aggregate for all banks (filed as Exhibit 10.36 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31,
          1998 and incorporated herein by reference).

    10.29 Form of First Amendment of Credit Agreement dated as of September 29,
          1999 among Baker Hughes Incorporated and fourteen banks for $250,000,000, in the aggregate for all banks.

    10.30 Form of Nonqualified Stock Option Agreement for employees effective
          February 3, 2000.

    10.31 Form of Nonqualified Stock Option Agreement for employees effective
          January 26, 2000.

    10.32 Form of Nonqualified Stock Option Agreement for executive officers effective October 1, 1998 (filed as Exhibit 10.37 to Annual Report of
          Baker Hughes Incorporated on Form 10-K for the year ended December 31,
          1998 and incorporated herein by reference).

    10.33 Form of Nonqualified Stock Option Agreement for employees effective
          October 1, 1998 (filed as Exhibit 10.38 to Annual Report of Baker
          Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    10.34 Form of Nonqualified Stock Option Agreement for executive officers effective October 1, 1998 (filed as Exhibit 10.39 to Annual Report of
          Baker Hughes Incorporated on Form 10-K for the year ended December 31,
          1998 and incorporated herein by reference).

    10.35 Form of Incentive Stock Option Agreement for executive officers effective October 1, 1998 (filed as Exhibit 10.40 to Annual Report of
          Baker Hughes Incorporated on Form 10-K for the year ended December 31,
          1998 and incorporated herein by reference).

    10.36 Form of Nonqualified Stock Option Agreement for directors effective
          October 25, 1995 (filed as Exhibit 10.16 to Annual Report of Baker
          Hughes Incorporated on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference).

    10.37 Form of Nonqualified Stock Option Agreement for employees effective
          October 25, 1995 (filed as Exhibit 10.16 to Annual Report of Baker
          Hughes Incorporated on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference).

    10.38 Form of Incentive Stock Option Agreement for employees effective
          October 25, 1995 (filed as Exhibit 10.16 to Annual Report of Baker
          Hughes Incorporated on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference).

    10.39 Agreement and Plan of Merger among Baker Hughes Incorporated, Baker
          Hughes Missouri, Inc., Baker Hughes Delaware, Inc., Petrolite
          Corporation and Wm. S. Barnickel & Company, dated as of February 25,
          1997 (filed as Exhibit 2.1 to Form 8-K dated March 5, 1997 and incorporated herein by reference).

    10.40 Agreement and Plan of Merger among Baker Hughes Incorporated, Baker
          Hughes Delaware I, Inc. and Western Atlas Inc. dated as of May 10,
          1998 (filed as Exhibit 2.1 to Form 8-K dated May 20, 1998 and incorporated herein by reference).

    10.41 Tax Sharing Agreement dated October 31, 1997, between Western Atlas
          Inc. and UNOVA, Inc. (filed as Exhibit 10.19 to Western Atlas Inc.'s
          Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

    10.42 Employee Benefits Agreement dated October 31, 1997, between Western
          Atlas Inc. and UNOVA, Inc. (filed as Exhibit 10.21 to Western Atlas
          Inc.'s Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

    10.43 Corporate Executive Loan Program (filed as Exhibit 10.50 to Annual
          Report of Baker Hughes Incorporated on Form 10-K for the year ended
          December 31, 1998 and incorporated herein by reference).

    21.1  Subsidiaries of Registrant.

    23.1  Consent of Deloitte & Touche LLP.

    27.1  Financial Data Schedule (for SEC purposes only).