Form 10-Q/A
period 1999-03-31
BAKER HUGHES INC
filed 2000-04-11
CIK 808362

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


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


Class                                               Outstanding at April 1, 2000
Common Stock, $1.00 par value per share                       330,122,441 shares

                            BAKER HUGHES INCORPORATED


         Baker Hughes Incorporated hereby amends Items 1 and 2 of Part 1 of its Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 1999. On July 19, 1999 the Company amended its Quarterly Report on Form 10-Q as originally filed on April 30, 1999.

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

         As a result of the above, the Company's unaudited consolidated condensed financial statements and related disclosures as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 have been restated from amounts previously reported. The principal effects of these adjustments on the accompanying financial statements are set forth in Note 6 of the Notes to Consolidated Condensed Financial Statements.

         For purposes of this Form 10-Q/A, and in accordance with Rule 12B-15 under the Securities Exchange Act of 1934, as amended, each item of the 1999 first quarter Form 10-Q/A as filed on July 19, 1999 that was affected by the restatement has been amended and restated in its entirety. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q/A except as required to reflect the effects of the restatement and the effects of accounting for the Company's Baker Process division as a discontinued operation. In particular, and without limitation, in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" under the captions "Business Environment", "Results of Operations - Merger Related Charges", "Results of Operations - Unusual and Nonrecurring Charges", "Capital Resources and Liquidity - Investing Activities", "Year 2000 Issue" and "Euro Conversion", the Company has given certain information about the business environment applicable to the Company, the business outlook and certain forward looking information. This information has not been revised from the information provided in the Form 10-Q/A for the quarter ended March 31, 1999 because it was not affected by the restatement. For current information regarding the Company's business environment, outlook and this forward looking information, see the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999.

                                      INDEX


                                                                                               PAGE NO.
PART I - FINANCIAL INFORMATION                                                                 --------
Item 1. Financial Statements

         Consolidated Condensed Statements of Operations - Three months ended
         March 31, 1999 and 1998                                                                  3

         Consolidated Condensed Statements of Financial Position - March 31, 1999
         and December 31, 1998                                                                    4

         Consolidated Condensed Statements of Cash Flows - Three months ended
         March 31, 1999 and 1998                                                                  5

         Notes to Consolidated Condensed Financial Statements                                     6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                          13

Item 3. Quantitative and Qualitative Disclosures About Market Risk                               25

PART II - OTHER INFORMATION                                                                      26

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In millions, except per share amounts)
                                   (Unaudited)



                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                    1999             1998
                                                                 ----------       ---------
                                                                 (As Restated - See Note 6)
                                                                ----------------------------
Revenues                                                         $  1,214.4      $  1,523.9
                                                                 ----------      ----------
Costs and expenses:
  Costs of revenues                                                   937.1         1,145.0
  Selling, general and administrative                                 171.6           187.1
                                                                 ----------      ----------
    Total                                                           1,108.7         1,332.1
                                                                 ----------      ----------
Operating income                                                      105.7           191.8
Interest expense                                                      (38.7)          (29.6)
Interest income                                                         2.2             1.7
                                                                 ----------      ----------

Income from continuing operations before income taxes                  69.2           163.9
Income taxes                                                          (23.4)          (58.1)
                                                                 ----------      ----------

Income from continuing operations                                      45.8           105.8
Income (loss) from discontinued operations, net of tax                 (1.4)            6.1
                                                                 ----------      ----------
Net income                                                       $     44.4      $    111.9
                                                                 ==========      ==========

Basic earnings per share:
  Income from continuing operations                              $     0.14      $     0.33
  Discontinued operations, net of tax                                                  0.02
                                                                 ----------      ----------
  Net income                                                     $     0.14      $     0.35
                                                                 ==========      ==========

Diluted earnings per share:
  Income from continuing operations                              $     0.14      $     0.33
  Discontinued operations, net of tax                                                  0.02
                                                                 ----------      ----------
  Net income                                                     $     0.14      $     0.35
                                                                 ==========      ==========

Cash dividends per share                                         $    0.115      $    0.115
                                                                 ==========      ==========

     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
             CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                                  (In millions)
                                   (Unaudited)



                                                                     March 31,     December 31,
                                                                       1999            1998
                                                                   --------------  ------------
                                                                   (As Restated -
ASSETS                                                               See Note 6)
                                                                   --------------
CURRENT ASSETS:
  Cash and cash equivalents                                           $   29.8      $   19.5
  Accounts receivable, net                                             1,139.0       1,258.2
  Inventories                                                            930.7         994.3
  Net assets of discontinued operations                                  270.0         267.9
  Other current assets                                                   194.8         213.3
                                                                      --------      --------
    Total current assets                                               2,564.3       2,753.2

Property, net                                                          2,215.5       2,240.7
Goodwill and other intangibles, net                                    1,733.0       1,744.3
Multiclient seismic data and other assets                                962.0         894.7
                                                                      --------      --------
    Total assets                                                      $7,474.8      $7,632.9
                                                                      ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                    $  389.1      $  487.9
  Short-term borrowings and current portion of long-term debt             42.7          44.4
  Accrued employee compensation                                          207.9         272.2
  Other current liabilities                                              287.7         378.8
                                                                      --------      --------
    Total current liabilities                                            927.4       1,183.3
                                                                      --------      --------

Long-term debt                                                         2,849.4       2,726.3
                                                                      --------      --------
Deferred income taxes                                                    151.8         152.9
                                                                      --------      --------
Deferred revenue and other long-term liabilities                         386.6         405.3
                                                                      --------      --------

Stockholders' equity:
  Common stock                                                           327.4         327.1
  Capital in excess of par value                                       2,934.4       2,931.8
  Retained earnings                                                       72.9          66.1
  Accumulated other comprehensive (loss)                                (175.1)       (159.9)
                                                                      --------      --------
    Total stockholders' equity                                         3,159.6       3,165.1
                                                                      --------      --------
    Total liabilities and stockholders' equity                        $7,474.8      $7,632.9
                                                                      ========      ========

     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)



                                                                             Three Months Ended
                                                                                  March 31,
                                                                       ------------------------------
                                                                             1999         1998
                                                                       --------------   -------------
                                                                         (As Restated - See Note 6)
                                                                       ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                                          $   45.8      $  105.8
Adjustments to reconcile income from continuing operations to net cash flow from operating activities:
  Depreciation, depletion and amortization                                    200.6         157.0
  Provision (benefit) for deferred income taxes                                10.5          (8.6)
  Loss (gain) on disposal of assets                                            13.2          (9.1)
  Change in accounts receivable                                               117.4         (17.3)
  Change in inventories                                                        65.4         (77.7)
  Change in accounts payable                                                  (96.2)         61.3
  Change in accrued employee compensation and other current
    liabilities                                                              (148.0)        (46.6)
  Change in deferred revenue and other long-term liabilities                  (16.8)         48.5
  Changes in other assets and liabilities                                     (47.8)        (20.7)
                                                                           --------      --------
Net cash flows from continuing operations                                     144.1         192.6
Net cash flows from discontinued operations                                     1.8           3.3
                                                                           --------      --------
Net cash flows from operating activities                                      145.9         195.9
                                                                           --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for capital assets and multiclient seismic data               (221.3)       (302.5)
  Proceeds from disposal of assets                                              5.0          20.1
  Acquisition of businesses, net of cash acquired                                           (47.5)
                                                                           --------      --------
Net cash flows from continuing operations                                    (216.3)       (329.9)
Net cash flows from discontinued operations                                    (1.3)         (3.3)
                                                                           --------      --------
Net cash flows from investing activities                                     (217.6)       (333.2)
                                                                           --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) borrowings from commercial paper,
    revolving credit facilities and short-term debt                          (740.6)        185.7
  Repayment of matured indebtedness                                          (150.0)        (49.3)
  Net proceeds from issuance of notes                                       1,010.7
  Proceeds from issuance of common stock                                        2.8           9.0
  Dividends                                                                   (37.6)        (19.4)
                                                                           --------      --------
Net cash flows from continuing operations                                      85.3         126.0
Net cash flows from discontinued operations                                    --            --
                                                                           --------      --------
Net cash flows from financing activities                                       85.3         126.0
                                                                           --------      --------
Effect of exchange rate changes on cash                                        (3.3)          1.2
                                                                           --------      --------
Increase (decrease) in cash and cash equivalents                               10.3         (10.1)
Cash and cash equivalents, beginning of period                                 19.5          43.1
                                                                           --------      --------
Cash and cash equivalents, end of period                                   $   29.8      $   33.0
                                                                           ========      ========

Income taxes paid                                                          $   35.5      $   58.1
Interest paid                                                              $   29.8      $   22.7

     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

RESTATEMENT

         As more fully described in Note 6 "Restatement", the consolidated condensed financial statements and related disclosures as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 have been restated to correct accounting errors identified in the Company's accounting records.

DISCONTINUED OPERATIONS

         On February 16, 2000, the Company's Board of Directors approved, in principle, a plan to sell the Company's Baker Process division. Accordingly, all prior period consolidated financial statements and related notes thereto have been restated to present the operations of Baker Process (which were separately accounted for as a segment) as a discontinued operation. See Note 7.

GENERAL

         In the opinion of Baker Hughes Incorporated ("Baker Hughes" or the "Company"), the unaudited consolidated condensed financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company's consolidated financial position as of March 31, 1999, its consolidated results of operations for the three months ended March 31, 1999 and 1998 and its consolidated cash flows for the three months ended March 31, 1999 and 1998. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (see the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for the most recent annual financial statements prepared in accordance with generally accepted accounting principles). The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. On August 10, 1998 Baker Hughes merged with Western Atlas Inc. Certain amounts have been reclassified to conform the reporting practices of Baker Hughes and Western Atlas Inc.

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

COMPREHENSIVE INCOME

         Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. The Company's total comprehensive income is as follows:


                                       Three Months Ended
                                            March 31,
                                    -------------------------
                                        1999          1998
                                    ------------   ----------
                                    (As Restated - See Note 6)
                                    -------------------------
Net income                              $ 44.4      $111.9
Other comprehensive (loss)               (15.2)       (5.3)
                                        ------      ------
  Total comprehensive income            $ 29.2      $106.6
                                        ======      ======

                            BAKER HUGHES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


NOTE 2. INVENTORIES

         Inventories are comprised of the following:


                                  March 31,   December 31,
                                    1999          1998
                               -------------- ------------
                               (As Restated -
                                See Note 6)
                               --------------
Finished goods                     $760.7       $808.6
Work in process                      65.5         67.9
Raw materials                       104.5        117.8
                                   ------       ------
  Total                            $930.7       $994.3
                                   ======       ======


NOTE 3. EARNINGS PER SHARE ("EPS")

         Reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:


                                             Three Months Ended                 Three Months Ended
                                               March 31, 1999                     March 31, 1998
                                        -----------------------------     ---------------------------------
                                         Income From                      Income From
                                          Continuing                       Continuing
                                          Operations       Shares          Operations            Shares
                                         (Numerator)    (Denominator)      (Numerator)        (Denominator)
                                        --------------  -------------     ---------------     -------------
                                        (As Restated -                    (As Restated -
                                         See Note 6)                       See Note 6)
                                        --------------                    ---------------
Basic                                   $     45.8          327.2          $    105.8              317.2
Effect of dilutive securities:
  Stock plans                                                  .3                                    4.9
  Liquid Yield Option Notes                                                       1.7                7.2
                                        ----------          -----          ----------              -----
Diluted                                 $     45.8          327.5          $    107.5              329.3
                                        ==========          =====          ==========              =====

         Securities excluded from the computation of diluted EPS for the three months ended March 31, 1999 that could have potentially diluted basic EPS in the future were options to purchase 13.0 million shares, Liquid Yield Option Notes convertible into 7.2 million shares and .7 million shares estimated to be issued under the Company's employee stock purchase plan. Such dilutive securities were excluded as they would be anti-dilutive to basic EPS.

NOTE 4. SEGMENT AND RELATED INFORMATION

         The Company's eight business units have separate management teams and infrastructures that offer different products and services. The business units have been aggregated into one reportable segment - oilfield.

                            BAKER HUGHES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


         Oilfield consists of the following business units - Baker Atlas, Baker Hughes INTEQ, Baker Oil Tools, Baker Petrolite, Centrilift, E&P Solutions, Hughes Christensen and Western Geophysical - that manufacture and sell equipment and provide services used in the drilling, completion, production and maintenance of oil and gas wells and in reservoir measurement and evaluation. The principal markets for this segment include all major oil and gas producing regions of the world including North America, Latin America, Europe, Africa, the Middle East and the Far East. Customers include major multi-national, independent and national or state-owned oil companies.

         Segment profit (loss) is based on income before income taxes, accounting changes, nonrecurring items and interest income and expense. Intersegment sales and transfers are not significant.

         Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate-related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments. Net assets of discontinued operations, which are excluded from total assets in the following table, totaled $270.0 million and $267.9 million at March 31, 1999 and December 31, 1998, respectively.


                                              Oilfield         Other           Total
                                             ----------     ----------      ----------
                                                    (As Restated - See Note 6)
                                             -----------------------------------------
REVENUES
Three months ended March 31, 1999            $  1,214.4                     $  1,214.4
Three months ended March 31, 1998            $  1,516.5     $      7.4      $  1,523.9


SEGMENT PROFIT (LOSS)
Three months ended March 31, 1999            $    129.3     $    (60.1)     $     69.2
Three months ended March 31, 1998            $    219.6     $    (55.7)     $    163.9


TOTAL ASSETS
As of March 31, 1999                         $  6,792.3     $    412.5      $  7,204.8
As of December 31, 1998                      $  6,946.8     $    418.2      $  7,365.0


    The following table presents the details of "Other" segment profit (loss):

                                Three Months Ended
                                     March 31,
                             --------------------------
                                 1999         1998
                              --------      --------
                             (As Restated - See Note 6)
                             --------------------------
Corporate expenses            $  (23.6)     $  (27.8)
Interest-net                     (36.5)        (27.9)
                              --------      --------
  Total                       $  (60.1)     $  (55.7)
                              ========      ========


NOTE 5. DEBT

         During January and February 1999, the Company issued $400.0 million of 6.875% Notes due January 2029, $325.0 million of 6.25% Notes due January 2009, $200.0 million of 6.0% Notes due February 2009 and $100.0 million of 5.8% Notes due 2003 with effective interest rates of 7.07%, 6.36%, 6.09% and 6.01%, respectively. The net proceeds of $1,010.7 million were used to repay $150.0 million of the 7.625% Notes due February 1999, commercial paper and other short-term borrowings.

                            BAKER HUGHES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


NOTE 6. RESTATEMENT

         In December 1999, based on an internal review, the Company became aware of several accounting misstatements at one of its operating divisions, Baker Hughes INTEQ. A subsequent analysis determined these misstatements amounted to $31.0 million, net of taxes, and related to multiple years. As a result, the Company restated its previously issued consolidated financial statements to reflect the adjustments required to correct these misstatements. The adjustments relate to uncollectible accounts receivable, inventory shortages, the recognition of inventory pricing adjustments, the impairment of various other current and long-lived assets and the recognition of certain previously unrecorded liabilities, including trade accounts payable and employee compensation and benefits payable.

         As a result of the above, the Company's unaudited condensed consolidated financial statements and related disclosures as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 have been restated from amounts previously reported. The principal effects of these adjustments on the consolidated statement of operations for the three months ended March 31, 1999 and 1998 and the consolidated statement of financial position as of March 31, 1999 are set forth below. See the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for the effects of these adjustments on the consolidated statement of financial position as of December 31, 1998. As described in Note 1, Basis of Presentation, the Company plans to dispose of Baker Process, which is presented in the consolidated financial statements as "Discontinued Operations." The caption "As Previously Reported" in the following summarized financial information reflects Baker Process as a discontinued operation for all periods presented.

                            BAKER HUGHES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Three Months Ended
                                                      -------------------------------------------------------------
                                                           March 31, 1999                  March 31, 1998

                                                                     As Previously                    As Previously
(In millions, except per share amounts)               As Restated       Reported      As Restated       Reported
                                                      -----------    -------------    -----------     -------------
Revenues                                               $  1,214.4      $  1,214.4      $  1,523.9      $  1,524.6
                                                       ----------      ----------      ----------      ----------
Costs and expenses:
  Costs of revenues                                         937.1           938.7         1,145.0         1,144.6
  Selling, general and administrative                       171.6           171.5           187.1           187.0
                                                       ----------      ----------      ----------      ----------
    Total                                                 1,108.7         1,110.2         1,332.1         1,331.6
                                                       ----------      ----------      ----------      ----------

Operating income                                            105.7           104.2           191.8           193.0
Interest expense                                            (38.7)          (38.7)          (29.6)          (29.6)
Interest income                                               2.2             2.2             1.7             1.7
                                                       ----------      ----------      ----------      ----------

Income from continuing operations before
  income taxes                                               69.2            67.7           163.9           165.1
Income taxes                                                (23.4)          (23.6)          (58.1)          (58.3)
                                                       ----------      ----------      ----------      ----------

Income from continuing operations                            45.8            44.1           105.8           106.8
Income (loss) from discontinued operations,
  net of tax                                                 (1.4)           (1.4)            6.1             6.1
                                                       ----------      ----------      ----------      ----------
Net income                                             $     44.4      $     42.7      $    111.9      $    112.9
                                                       ==========      ==========      ==========      ==========

Basic earnings per share:
  Income from continuing operations                    $     0.14      $     0.13      $     0.33      $     0.34
  Discontinued operations, net of tax                                                        0.02            0.02
                                                       ----------      ----------      ----------      ----------
  Net income                                           $     0.14      $     0.13      $     0.35      $     0.36
                                                       ==========      ==========      ==========      ==========

Diluted earnings per share:
  Income from continuing operations                    $     0.14      $     0.13      $     0.33      $     0.33
  Discontinued operations, net of tax                                                        0.02            0.02
                                                       ----------      ----------      ----------      ----------
  Net income                                           $     0.14      $     0.13      $     0.35      $     0.35
                                                       ==========      ==========      ==========      ==========

                            BAKER HUGHES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


CONSOLIDATED STATEMENT OF FINANCIAL POSITION


                                                               March 31, 1999
                                                       -----------------------------
                                                                       As Previously
(In millions)                                          As Restated       Reported
                                                       -----------     -------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                              $     29.8      $     30.3
Accounts receivable, net                                  1,139.0         1,141.4
Inventories                                                 930.7           941.6
Net assets of discontinued operations                       270.0           270.0
Other current assets                                        194.8           198.6
                                                       ----------      ----------
  Total current assets                                    2,564.3         2,581.9

Property, net                                             2,215.5         2,219.6
Goodwill and other intangibles net                        1,733.0         1,733.0
Multiclient seismic data and other assets                   962.0           962.0
                                                       ----------      ----------
  Total assets                                         $  7,474.8      $  7,496.5
                                                       ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                       $    389.1      $    378.2
Short-term borrowings and current portion of
  long-term debt                                             42.7            42.7
Accrued employee compensation                               207.9           204.3
Other accrued liabilities                                   287.7           287.6
                                                       ----------      ----------
  Total current liabilities                                 927.4           912.8
                                                       ----------      ----------

Long-term debt                                            2,849.4         2,849.4
                                                       ----------      ----------
Deferred income taxes                                       151.8           155.5
                                                       ----------      ----------
Deferred revenue and other long-term liabilities            386.6           386.6
                                                       ----------      ----------

Stockholders' equity:
Common stock                                                327.4           327.4
Capital in excess of par value                            2,934.4         2,934.4
Retained earnings                                            72.9           105.5
Accumulated other comprehensive (loss)                     (175.1)         (175.1)
                                                       ----------      ----------
  Total stockholders' equity                              3,159.6         3,192.2
                                                       ----------      ----------
  Total liabilities and stockholders' equity           $  7,474.8      $  7,496.5
                                                       ==========      ==========


NOTE 7. DISCONTINUED OPERATIONS

         On February 16, 2000, the Company's Board of Directors approved, in principle, a plan to sell the Company's Baker Process division. Baker Process manufacturers and sells process equipment for separating solids from liquids and liquids from liquids through filtration, sedimentation, centrifugation and flotation processes. Accordingly, the Company's consolidated condensed financial statements and related notes thereto have been restated to present the operations of Baker Process (which were separately accounted for as a segment) as a discontinued operation. The Company has retained an investment-banking firm to manage the sale process. Income (loss) from discontinued operations for all respective periods presented includes interest expense allocated on the basis of the net assets of Baker Process compared to the Company's stockholders' equity and consolidated debt. Corporate, general and administrative costs of the Company were not allocated to Baker Process for any of the periods presented.

                            BAKER HUGHES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


         Certain information with respect to discontinued operations of Baker Process is as follows:


                                                                      Three Months Ended
                                                                           March 31,
                                                                      ------------------
                                                                       1999        1998
                                                                      ------      ------
Revenue                                                               $110.8      $123.5
                                                                      ------      ------
Allocated interest expense                                               1.8         1.3
                                                                      ------      ------

Income (loss) before income taxes                                       (2.1)        9.0
Benefit (provision) for income taxes                                      .7        (2.9)
                                                                      ------      ------
Income (loss) from discontinued operations of Baker Process           $ (1.4)     $  6.1
                                                                      ======      ======


         Net assets of Baker Process are as follows:


                                          As of        As of
                                        March 31,   December 31,
                                        ---------   ------------
                                          1999         1998
                                        --------     --------
Current assets                          $  227.7     $  221.3
Noncurrent assets                          198.3        202.1
                                        --------     --------
  Total assets                             426.0        423.4
                                        --------     --------
Current liabilities                        145.5        142.0
Noncurrent liabilities                      10.5         13.5
                                        --------     --------
  Total liabilities                        156.0        155.5
                                        --------     --------
Net assets of Baker Process             $  270.0     $  267.9
                                        ========     ========

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

RESTATEMENT

         In December 1999, based on an internal review, the Company became aware of several accounting misstatements at one of its operating divisions, Baker Hughes INTEQ ("INTEQ"). A subsequent analysis determined that these misstatements amounted to $31.0 million, net of taxes, and related to multiple years. As a result, the Company restated its previously issued consolidated financial statements to reflect the adjustments required to correct these misstatements. The adjustments relate to uncollectible accounts receivable, inventory shortages, the recognition of inventory pricing adjustments, the impairment of various other current and long-lived assets and the recognition of certain previously unrecorded liabilities, including trade accounts payable and employee compensation and benefits payable. Although the amounts were attributable to several of the INTEQ division locations, $24.2 million, net of tax, was related to INTEQ's Venezuela operations. Of the amounts pertaining to locations other than Venezuela, no one location accounted for more than $2.7 million on an after tax basis.

         As a result of the analysis of these amounts, the Company determined that the specific years affected and the applicable amounts, net of tax, are as follows:


                                          Increase (decrease)
(In millions)                                to Net Income
                                          -------------------
1999
  Third quarter                              $   0.1
  Second quarter                                 1.5
  First quarter                                  1.7
1998
  Fourth quarter                                 1.2
  Third quarter                                  0.9
  Second quarter                                 0.2
  First quarter                                 (1.0)
Transition Period                                0.2
1997                                            (8.5)
1996                                            (2.8)
1995                                            (0.6)
Periods prior to 1995                          (23.9)
                                             -------
  Total                                      $ (31.0)
                                             =======

         As a result of the above, the Company's financial statements for the interim periods in 1999 and 1998, the year ended December 31, 1998, the three months ended December 31, 1997, and the years ended September 30, 1997, 1996 and 1995 have been restated from amounts previously reported.

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

DISCONTINUED OPERATIONS

         On February 16, 2000, the Company's Board of Directors approved, in principle, a plan to sell the Company's Baker Process division, which manufacturers and sells process equipment for separating solids from liquids and liquids from liquids through filtration, sedimentation, centrifugation and flotation processes. Accordingly, the Company's consolidated financial statements and related notes thereto have been restated to present the operations of Baker Process (which were separately accounted for as a segment) as discontinued operations.

BUSINESS ENVIRONMENT

         In "Business Environment", the Company has given certain information about the business environment applicable to the Company, the business outlook and certain forward looking information. This information has not been revised from the information provided in the Form 10-Q/A for the quarter ended March 31, 1999 because it was not affected by the restatement. For current information regarding the Company's business environment, outlook and this forward looking information, see the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999.

         The Company is primarily engaged in the oilfield service industry and currently consists of eight business units - Baker Atlas, Baker Hughes INTEQ, Baker Oil Tools, Baker Petrolite, Centrilift, E&P Solutions, Hughes Christensen and Western Geophysical - that manufacture and sell equipment and provide related services used in the drilling, completion, production and maintenance of oil and gas wells and in reservoir measurement and evaluation. The business environment for the Company and its corresponding operating results are affected significantly by the petroleum industry exploration and production expenditures. These expenditures are influenced strongly by oil company expectations about the supply and demand for crude oil and natural gas, energy prices, and finding and development costs. Petroleum supply and demand, pricing, and finding and development costs, in turn, are influenced by numerous factors including, but not limited to, those described above in "Forward-Looking Statements."

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

OIL AND GAS PRICES


                                                 Three Months Ended
                                                      March 31,
                                                 ------------------
                                                   1999       1998
                                                   ----       ----
West Texas Intermediate Crude ($/bbl)             $12.95     $15.90
U. S. Spot Natural Gas ($/mcf)                    $ 1.71     $ 2.06

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

ROTARY RIG COUNT


                             Three Months Ended
                                 March 31,
                             ------------------
                              1999      1998
                              -----     -----
U.S. - Land                     448       830
U.S. - Offshore                 103       136
Canada                          290       459
                              -----     -----
  North America                 841     1,425
                              -----     -----
Latin America                   180       272
North Sea                        45        60
Other Europe                     42        49
Africa                           53        82
Middle East                     147       165
Asia Pacific                    152       184
                              -----     -----
  International                 619       812
                              -----     -----
Worldwide                     1,460     2,237
                              =====     =====

U.S. Workover                   718     1,298
                              =====     =====

OUTLOOK

         In 1998, declining demand from developing Asia and a warmer than normal winter coupled with increases in Iraqi exports and increases in non-OPEC and OPEC supply resulted in historically high inventory levels and lower oil prices. Oil prices that had ranged from $18-$26/barrel in 1997 fell to $15-$18/barrel in the first part of 1998. At the end of 1998, oil was trading between $10-$13/barrel. In response to lower oil prices and expectations for continued low oil prices in 1999, oil companies cut upstream capital spending particularly in the second half of 1998. In late March 1999, OPEC and certain non-OPEC countries announced an agreement for additional production cuts. The level of adherence to these agreed cuts will be a key determination of crude oil prices in 1999 and 2000. If adherence is greater than approximately 70%, the Company expects oil to trade between $15-$19/bbl for the balance of 1999. If adherence falls significantly below 70%, oil could trade $4-$5/bbl lower.

         As a result of recent low oil prices and concern over OPEC/non-OPEC quota compliance, 1999 oil company capital spending is expected to decline approximately 25% from 1998 spending levels. Cuts in upstream capital spending were more significant in North and South America than in the Eastern Hemisphere in 1998. The Company expects customer spending in the Eastern Hemisphere to be reduced more significantly in 1999. Customer spending is expected to decline sequentially during the first two quarters of 1999 before stabilizing in the second half of the year.

RESULTS OF OPERATIONS

REVENUES

         Revenues for the three months ended March 31, 1999 were $1,214.4 million, a decrease of 20.3% over revenues in the three months ended March 31, 1998 of $1,523.9 million. Geographically, revenues were down 18.2% in North America and 21.7% outside North America. The revenue decline resulted from lower activity levels as the worldwide rig count decreased 34.7% and from lower prices for the Company's products and services, particularly in drilling systems, wireline logging and drilling fluids.

GROSS MARGIN

         Gross margins for the three months ended March 31, 1999 and 1998 were 22.8% and 24.9%, respectively. The decrease is due primarily to cost associated with excess manufacturing capacity and pricing pressure.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative ("SG&A") expenses as a percentage of consolidated revenues for the three months ended March 31, 1999 and 1998 were 14.1% and 12.3%, respectively. While these costs were down on an absolute basis, the increase as a percent of consolidated revenues is due primarily to these costs being more fixed in nature producing a slower rate of decline than consolidated revenues.

INTEREST EXPENSE

         Interest expense for the three months ended March 31, 1999 increased $9.1 million compared to the corresponding period in 1998. These increases were due to higher debt levels that funded capital expenditures, acquisitions, and working capital.

INCOME TAXES

         The effective tax rate for the three months ended March 31, 1999 and 1998 was 33.8% and 35.4%, respectively.

MERGER RELATED CHARGES

         In connection with the merger with Western Atlas Inc. (the "Merger"), in 1998 the Company recorded Merger related costs of $217.5 million. Cash provisions of the Merger related costs totaled $159.3 million. The categories of costs incurred, the actual cash payments made and the accrued balances at March 31, 1999 are summarized below:


                                                                                      Accrued
                                                                                     Balance at
                                                          Paid in       Paid in       March 31,
                                              Total         1998          1999          1999
                                             --------     --------      --------      --------
Cash costs
  Transaction costs                          $   51.5     $  (46.9)     $   (1.6)     $    3.0
  Employee costs                                 87.2        (66.2)         (5.8)         15.2
  Other merger integration costs                 20.6         (9.0)         (1.0)         10.6
                                             --------     --------      --------      --------
Total                                        $  159.3     $ (122.1)     $   (8.4)     $   28.8
                                             ========     ========      ========      ========


         The Company expects that, of the $28.8 million accrual at March 31, 1999, $14.0 million will be spent by December 31, 1999 and $3.0 million will be spent by December 31, 2001, with the remaining accrual spent over the remaining life of the related contractual obligations.

UNUSUAL AND OTHER NONRECURRING CHARGES

         In 1998, as a result of a sharp decline in demand and to adjust to the lower level of activity, the Company assessed its overall operations and recorded charges of $551.9 million. Cash provisions of the charges totaled $118.0 million. The categories of costs incurred, the actual cash payments and the accrued balances at March 31, 1999 are summarized below:



                                                                                           Accrued
                                                                                          Balance at
                                                               Paid in       Paid in       March 31,
                                                   Total         1998          1999          1999
                                                  --------     --------      --------      --------
Cash costs
   Severance for approximately 5,200
     Employees                                    $   58.0     $  (24.2)     $  (16.6)     $   17.2
   Integration costs, abandoned leases
     and other contractual obligations                29.8        (12.0)         (4.8)         13.0
   Environmental accruals                              8.8         (4.3)                        4.5
   Other cash costs (includes litigation
     accruals)                                        21.4         (4.7)         (4.1)         12.6
                                                  --------     --------      --------      --------
Total                                             $  118.0     $  (45.2)     $  (25.5)     $   47.3
                                                  ========     ========      ========      ========

         The Company expects that, of the $47.3 million accrual at March 31, 1999, $27.1 million will be spent by December 31, 1999, with the remaining accrual relating to contractual obligations, anticipated legal settlements and environmental remediation.

CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

         Net cash inflows from operating activities of continuing operations were $144.1 million and $192.6 million for the three months ended March 31, 1999 and 1998, respectively. Lower net income and increased payments on current liabilities resulted in a decline in cash flow from operations.

INVESTING ACTIVITIES

         Net cash outflows from investing activities of continuing operations were $216.3 million and $329.9 million for the three months ended March 31, 1999 and 1998, respectively.

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

FINANCING ACTIVITIES

         Net cash inflows from financing activities of continuing operations were $85.3 million and $126.0 million for the three months ended March 31, 1999 and 1998, respectively. Total debt outstanding at March 31, 1999 was $2,892.1 million, compared to $2,770.7 million at December 31, 1998. The debt to equity ratio was 0.92 at March 31, 1999 compared to 0.88 at December 31, 1998.

         During January and February 1999, the Company issued $400.0 million of 6.875% Notes due January 2029, $325.0 million of 6.25% Notes due January 2009, $200.0 million of 6.0% Notes due February 2009 and $100.0 million of 5.8% Notes due February 2003 with effective interest rates of 7.07%, 6.36%, 6.09% and 6.01%, respectively. The proceeds were used to repay $150.0 million of the 7.625% Notes due February 1999, commercial paper and other short-term borrowings.

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

YEAR 2000 ISSUE

FORWARD-LOOKING STATEMENTS REGARDING THE YEAR 2000 ISSUE

         In "Year 2000 Issue", the Company has given certain forward looking information. This information has not been revised from the information provided in the Form 10-Q/A for the quarter ended March 31, 1999 because it was not affected by the restatement. For current information regarding the Year 2000 Issue, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Issue" in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999.

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

         The Company has completed an inventory of all hardware and software that the Company incorporates in its products or utilizes to support its operations or provide services to its customers. The Company is also determining whether the inventoried items have Y2K problems. Approximately 35% of the inventoried items in the Company's database have been assessed for Y2K compliance as of March 31, 1999, of which approximately 6% is non-compliant. If a Y2K problem exists, the Company will assess the risks associated with the problem.

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

         Baker Hughes has performed testing and validation of the compliance status for all critical hardware and software as the Company has completed each remediation project. Hardware and software that is not critical may not be tested and validated. The Company is currently testing and validating, among other hardware and software, its seismic data acquisition and analysis systems, surface data acquisition and logging systems, wire- line logging systems, certain filtration and separation equipment that has been customized with program logic controllers, and certain motor controllers that include embedded chips and internal clocks. The Company's employees and, in some cases, third party contractors have performed the testing and validation work.

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

         The Company is evaluating vendors that the Company believes are material to its operations and assessing the business risk of Y2K noncompliance on their part. Based upon this assessment, the Company is seeking to obtain written confirmation from key vendors and contractors that they are adequately addressing their Y2K issues. Additionally, the Company seeks to review the Y2K statements of these vendors and contractors to the extent they exist. Where the Company cannot obtain satisfactory confirmation from these vendors, the purchasing departments of each operating division of the Company intends to identify alternate sources, if available, for vendors if those sources are needed because of an inability to perform due to Y2K noncompliance. The Company expects to complete the initial identification of high risk vendors by May 31, 1999. Additional analysis will be required to determine if alternative sourcing is required. The Company has sent surveys to certain of its vendors, including all of the vendors that the Company believes are critical to its success. Approximately 31% of the vendors that have been surveyed have responded. Based upon the responses and, in some cases, follow-up discussions with vendors, the Company believes that approximately 20% of the vendors responding appear to have a high risk of Y2K noncompliance. For these vendors, the Company is identifying sourcing alternatives.

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

         Older versions of INTEQ's PC-based surface data acquisition systems are not Y2K compliant. The software is in the process of being remediated. The noncompliant PC hardware cannot be economically remediated, and the purchase of new, higher grade personal computers is required to replace the noncompliant equipment. This remediation began in 1997 with the replacement of personal computers being phased in and is expected to be completed by late 1999. The Company estimates that as of March 31, 1999, it was approximately 65% complete in the replacement of the noncompliant personal computer hardware and software for the surface data acquisition systems.

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

EURO CONVERSION

         In "Euro Conversion", the Company has given certain forward looking information. This information has not been revised from the information provided in the Form 10-Q/A for the quarter ended March 31, 1999 because it was not affected by the restatement. For current information regarding the Year 2000 Issue, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Euro Conversion" in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999.

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

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

         (3)(ii) Bylaws as amended on April 28, 1999 (filed as Exhibit 3ii to the Quarterly Report of the Company on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference).

         (27) Financial Data Schedule

         (b) Reports on Form 8-K:

         None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            BAKER HUGHES INCORPORATED
                                  (REGISTRANT)


Date:  April 10, 2000              By  /s/ G. STEPHEN FINLEY
                                     ------------------------
                                     Sr. Vice President - Finance and
                                     Administration and Chief Financial Officer


Date:  April 10, 2000              By  /s/ ALAN J. KEIFER
                                     ---------------------
                                     Vice President and Controller

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

 (3)(ii)       Bylaws as amended on April 28, 1999 (filed as Exhibit 3ii to the
               Quarterly Report of the Company on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference)
 (27)          Financial Data Schedule
