Form 10-Q/A
period 1999-06-30
BAKER HUGHES INC
filed 2000-04-11
CIK 808362

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

                            BAKER HUGHES INCORPORATED


         Baker Hughes Incorporated hereby amends Items 1 and 2 of Part 1 of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 as originally filed on August 13, 1999.

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

         As a result of the above, the Company's unaudited consolidated condensed financial statements and related disclosures as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 have been restated from amounts previously reported. The principal effects of these adjustments on the accompanying financial statements are set forth in Note 7 of the Notes to Consolidated Condensed Financial Statements.

         For purposes of this Form 10-Q/A, and in accordance with Rule 12B-15 under the Securities Exchange Act of 1934, as amended, each item of the 1999 second quarter Form 10-Q as originally filed on August 13, 1999 that was affected by the restatement has been amended and restated in its entirety. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of the restatement and the effects of accounting for the Company's Baker Process division as a discontinued operation. In particular, and without limitation, in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" under the captions "Business Environment", "Results of Operations - Merger Related Charges", "Results of Operations - Unusual and Nonrecurring Charges", "Capital Resources and Liquidity - Investing Activities", "Year 2000 Issue" and "Euro Conversion", the Company has given certain information about the business environment applicable to the Company, the business outlook and certain forward looking information. This information has not been revised from the information provided in the Form 10-Q for the quarter ended June 30, 1999 because it was not affected by the restatement. For current information regarding the Company's business environment, outlook and this forward looking information, see the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999.

                                      INDEX



                                                                                                           PAGE NO.
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

         Consolidated Condensed Statements of Operations - Three months and six
         months ended June 30, 1999 and 1998                                                                  3

         Consolidated Condensed Statements of Financial Position - June 30, 1999
         and December 31, 1998                                                                                4

         Consolidated Condensed Statements of Cash Flows - Six months ended
         June 30, 1999 and 1998                                                                               5

         Notes to Consolidated Condensed Financial Statements                                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                                       14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                          28

PART II - OTHER INFORMATION                                                                                  29

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In millions, except per share amounts)
                                   (Unaudited)


                                                                    Three Months Ended               Six Months Ended
                                                                         June 30,                         June 30,
                                                                  ---------------------             ---------------------
                                                                  1999             1998             1999             1998
                                                                  ----             ----             ----             ----

                                                                                 (As Restated - See Note 7)
                                                            -------------------------------------------------------------
Revenues                                                    $  1,110.8       $  1,532.4       $  2,325.2       $  3,056.3
                                                            ----------       ----------       ----------       ----------
Costs and expenses:
   Costs of revenues                                             870.3          1,158.8          1,807.4          2,303.8
   Selling, general and administrative                           151.1            165.2            322.7            352.3
   Unusual charge(credit)                                        (33.3)                            (33.3)
                                                            ----------       ----------       ----------       ----------
     Total costs and expenses                                    988.1          1,324.0          2,096.8          2,656.1
                                                            ----------       ----------       ----------       ----------

Operating income                                                 122.7            208.4            228.4            400.2
Interest expense                                                 (40.2)           (35.5)           (78.9)           (65.1)
Interest income                                                    1.3               .3              3.5              2.0
                                                            ----------       ----------       ----------       ----------

Income from continuing operations before income taxes             83.8            173.2            153.0            337.1
Income taxes                                                     (12.4)           (59.9)           (35.8)          (118.0)
                                                            ----------       ----------       ----------       ----------

Income from continuing operations                                 71.4            113.3            117.2            219.1
Income (loss) from discontinued operations, net of tax            (2.9)             5.0             (4.3)            11.1
                                                            ----------       ----------       ----------       ----------
Net income                                                  $     68.5       $    118.3       $    112.9       $    230.2
                                                            ==========       ==========       ==========       ==========

Basic earnings per share:
  Income from continuing operations                         $     0.22       $     0.36       $     0.36       $     0.69
  Discontinued operations, net of tax                            (0.01)            0.01            (0.02)            0.04
                                                            ----------       ----------       ----------       ----------
  Net income                                                $     0.21       $     0.37       $     0.34       $     0.73
                                                            ==========       ==========       ==========       ==========


Diluted earnings per share:
  Income from continuing operations                         $     0.22       $     0.35       $     0.36       $     0.67
  Discontinued operations, net of tax                            (0.01)            0.01            (0.02)            0.04
                                                            ----------       ----------       ----------       ----------
  Net income                                                $     0.21       $     0.36       $     0.34       $     0.71
                                                            ==========       ==========       ==========       ==========

Cash dividends per share                                    $    0.115       $    0.115       $     0.23       $     0.23
                                                            ==========       ==========       ==========       ==========

     See accompanying notes to consolidated condensed financial statements.

                           BAKER HUGHES INCORPORATED
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                                 (In millions)
                                  (Unaudited)


                                                                                June 30,     December 31,
                                                                                   1999         1998
                                                                              -------------  ------------
                                                                              (As Restated -
ASSETS                                                                         See Note 7)
                                                                              -------------
CURRENT ASSETS:
   Cash and cash equivalents                                                   $     25.0       $     19.5
   Accounts receivable, net                                                       1,062.4          1,258.2
   Inventories                                                                      871.1            994.3
   Net assets of discontinued operations                                            281.8            267.9
   Other current assets                                                             201.8            213.3
                                                                               ----------       ----------
     Total current assets                                                         2,442.1          2,753.2

Property, net                                                                     2,172.8          2,240.7
Goodwill and other intangibles, net                                               1,726.6          1,744.3
Multiclient seismic data and other assets                                           996.1            894.7
                                                                               ----------       ----------
     Total assets                                                              $  7,337.6       $  7,632.9
                                                                               ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                            $    361.9       $    487.9
   Short-term borrowings and current portion of long-term debt                       32.1             44.4
   Accrued employee compensation                                                    194.8            272.2
   Other current liabilities                                                        260.5            378.8
                                                                               ----------       ----------
     Total current liabilities                                                      849.3          1,183.3
                                                                               ----------       ----------

Long-term debt                                                                    2,850.7          2,726.3
                                                                               ----------       ----------
Deferred income taxes                                                               110.3            152.9
                                                                               ----------       ----------
Deferred revenue and other long-term liabilities                                    313.6            405.3
                                                                               ----------       ----------

Stockholders' equity:
   Common stock                                                                     327.7            327.1
   Capital in excess of par value                                                 2,940.5          2,931.8
   Retained earnings                                                                103.7             66.1
   Accumulated other comprehensive (loss)                                          (158.2)          (159.9)
                                                                               ----------       ----------
     Total stockholders' equity                                                   3,213.7          3,165.1
                                                                               ----------       ----------
       Total liabilities and stockholders' equity                              $  7,337.6       $  7,632.9
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

                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)



                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                    -----------------------------
                                                                                         1999            1998
                                                                                    -----------       -----------
                                                                                      (As Restated - See Note 7)
                                                                                    -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                                                    $    117.2       $    219.1
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
   Depreciation, depletion and amortization                                               398.6            345.6
   Provision (benefit) for deferred income taxes                                          (13.3)            27.9
   Noncash portion of nonrecurring items                                                    3.2
   Gain on disposal of assets                                                             (42.7)           (24.9)
   Change in accounts receivable                                                          190.8             38.1
   Change in inventories                                                                  120.6            (83.5)
   Change in accounts payable                                                            (121.9)             5.1
   Change in accrued compensation and other current liabilities                          (190.7)           (51.7)
   Change in deferred revenue and other long-term liabilities                             (91.7)            31.7
   Changes in other assets and liabilities                                               (103.6)           (44.3)
                                                                                     ----------       ----------
   Net cash flows from continuing operations                                              266.5            463.1
   Net cash flows from discontinued operations                                              4.7              8.8
                                                                                     ----------       ----------
Net cash flows from operating activities                                                  271.2            471.9
                                                                                     ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for capital assets and multiclient seismic data                          (382.1)          (651.7)
   Proceeds from disposal of assets                                                        79.9             49.4
   Acquisition of businesses, net of cash acquired                                                        (461.3)
                                                                                     ----------       ----------
   Net cash flows from continuing operations                                             (302.2)        (1,063.6)
   Net cash flows from discontinued operations                                             (4.7)            (8.8)
                                                                                     ----------       ----------
Net cash flows from investing activities                                                 (306.9)        (1,072.4)
                                                                                     ----------       ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (payments) borrowings from commercial paper, revolving credit facilities
    and short-term debt                                                                  (751.9)           685.3
   Repayment of matured indebtedness                                                     (150.0)           (65.4)
   Net proceeds from issuance of notes                                                  1,010.7
   Proceeds from issuance of common stock                                                   9.3             19.0
   Dividends                                                                              (75.3)           (39.1)
                                                                                     ----------       ----------
   Net cash flows from continuing operations                                               42.8            599.8
   Net cash flows from discontinued operations                                               --               --
                                                                                     ----------       ----------
Net cash flows from financing activities                                                   42.8            599.8
                                                                                     ----------       ----------


Effect of exchange rate changes on cash                                                    (1.6)             1.3
Increase in cash and cash equivalents                                                ----------       ----------
Cash and cash equivalents, beginning of period                                              5.5               .6
                                                                                           19.5             43.1
Cash and cash equivalents, end of period                                             ----------       ----------
                                                                                     $     25.0       $     43.7
                                                                                     ==========       ==========

Income taxes paid
Interest paid                                                                        $     86.0       $     77.6
                                                                                     $     74.7       $     60.3

     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

RESTATEMENT

         As more fully described in Note 7 "Restatement", the consolidated condensed financial statements and related disclosures as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 have been restated to correct accounting errors identified in the Company's accounting records.

DISCONTINUED OPERATIONS

         On February 16, 2000, the Company's Board of Directors approved, in principle, a plan to sell the Company's Baker Process division. Accordingly, all prior period consolidated financial statements and related notes thereto have been restated to present the operations of Baker Process (which were separately accounted for as a segment) as a discontinued operation. See Note 8.

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

COMPREHENSIVE INCOME

         Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. The Company's total comprehensive income is as follows:


                                                                  Three Months Ended               Six Months Ended
                                                                       June 30,                         June 30,
                                                              --------------------------      --------------------------
                                                                  1999           1998            1999             1998
                                                              ----------      ----------      ----------      ----------
                                                                                 (As Restated - See Note 7)
                                                              ----------------------------------------------------------
Net income                                                    $     68.5      $    118.3      $    112.9      $    230.2
Other comprehensive income (loss)                                   16.9             3.6             1.7            (1.7)
                                                              ----------      ----------      ----------      ----------
Total comprehensive income                                    $     85.4      $    121.9      $    114.6      $    228.5
                                                              ==========      ==========      ==========      ==========

                            BAKER HUGHES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


NOTE 2. INVENTORIES

        Inventories are comprised of the following:

                                                                                                June 30,           December 31,
                                                                                                  1999                 1998
                                                                                              --------------      -------------
                                                                                              (As Restated -
                                                                                               See Note 7)
                                                                                              --------------
Finished goods                                                                                 $    712.3           $    808.6
Work in process                                                                                      58.2                 67.9
Raw materials                                                                                       100.6                117.8
                                                                                               ----------           ----------
   Total                                                                                       $    871.1           $    994.3
                                                                                               ==========           ==========


NOTE 3. EARNINGS PER SHARE ("EPS")

        Reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:



                                                        Three Months Ended                               Three Months Ended
                                                          June 30, 1999                                    June 30, 1998
                                           -----------------------------------------     -------------------------------------------
                                               Income from                                     Income from
                                               continuing                                       continuing
                                               operations                Shares                 operations             Shares
                                               (Numerator)           (Denominator)             (Numerator)           (Denominator)
                                             ---------------        --------------           --------------          -------------
                                             (As Restated -                                   (As Restated -
                                               See Note 7)                                     See Note 7)
                                             ---------------                                 ---------------
Basic EPS                                      $       71.4                327.5               $       113.3                317.9
Effect of dilutive securities:
   Stock plans                                                               2.1                                              5.3
   Liquid Yield Option Notes                                                                             1.6                  7.2
                                               ------------          ------------                ------------          ------------
Diluted EPS                                    $       71.4                 329.6               $      114.9                330.4
                                               ============          ============                 ============         ============




                                                 Six Months Ended                           Six Months Ended
                                                   June 30, 1999                              June 30, 1998
                                        ----------------------------------         -----------------------------------
                                        Income from                                Income from
                                        continuing                                  continuing
                                        operations              Shares              operations               Shares
                                        (Numerator)          (Denominator)          (Numerator)           (Denominator)
                                        ------------          ------------         -------------          ------------
                                        (As Restated -                             (As Restated -
                                          See Note 7)                                See Note 7)
                                        ------------          ------------          ------------          ------------
Basic EPS                               $      117.2                 327.4          $      219.1                 317.4
Effect of dilutive securities:
   Stock plans                                                         1.2                                         5.0
   Liquid Yield Option Notes                                                                3.2                    7.2
                                        ------------          ------------          ------------          ------------
Diluted EPS                             $      117.2                 328.6          $      222.3                 329.6
                                        ============          ============          ============          ============

                            BAKER HUGHES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


         Securities excluded from the computation of diluted EPS for the three months ended June 30, 1999 that could have potentially diluted basic EPS in the future were options to purchase 3.8 million shares and Liquid Yield Option Notes convertible into 7.2 million shares. Such securities were excluded as they would be anti-dilutive to basic EPS.


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

         Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate-related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments. Net assets of discontinued operations, which are excluded from total assets in the following table, totaled $281.8 million and $267.9 million at June 30, 1999 and December 31, 1998, respectively.



                                                              Oilfield                  Other                   Total
                                                         -------------------  ------------------------ ------------------
                                                                            (As Restated - See Note 7)
                                                         ----------------------------------------------------------------
REVENUES
-----------------------------------------------------------------------------------------------------------------------------------
Three months ended June 30, 1999                          $    1,110.8                                 $    1,110.8
Three months ended June 30, 1998                          $    1,526.0          $        6.4           $    1,532.4

Six months ended June 30, 1999                            $    2,325.2                                 $    2,325.2
Six months ended June 30, 1998                            $    3,042.5          $       13.8           $    3,056.3

SEGMENT PROFIT (LOSS)
-----------------------------------------------------------------------------------------------------------------------------------
Three months ended June 30, 1999                          $       98.9          $      (15.1)          $       83.8
Three months ended June 30, 1998                          $      223.8          $      (50.6)          $      173.2

Six months ended June 30, 1999                            $      228.2          $      (75.2)          $      153.0
Six months ended June 30, 1998                            $      443.4          $     (106.3)          $      337.1

TOTAL ASSETS
-----------------------------------------------------------------------------------------------------------------------------------
As of June 30, 1999                                       $    6,610.6          $      445.2           $    7,055.8
As of December 31, 1998                                   $    6,946.8          $      418.2           $    7,365.0

                            BAKER HUGHES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


         The following table presents the details of "Other" segment profit (loss):

                                                                        Three Months Ended          Three Months Ended
                                                                           June 30, 1999               June 30, 1998
                                                                        ------------------           -----------------
                                                                                   (As Restated - See Note 7)
                                                                         ---------------------------------------------
Corporate expenses                                                        $     (24.8)                    $      (15.4)
Interest - net                                                                  (38.9)                           (35.2)
Unusual credit                                                                   33.3
Nonrecurring items reflected in SG&A                                             15.3
                                                                          -----------                      -----------
  Total                                                                   $     (15.1)                     $     (50.6)
                                                                          ===========                      ===========

                                                                          Six Months Ended             Six Months Ended
                                                                            June 30, 1999                June 30, 1998
                                                                        ------------------             ----------------
                                                                                       (As Restated - See Note 7)
                                                                          -------------------------------------------
Corporate expenses                                                        $     (48.4)                    $     (43.2)
Interest - net                                                                  (75.4)                          (63.1)
Unusual credit                                                                   33.3
Nonrecurring items reflected in SG&A                                             15.3
                                                                          -----------                     -----------
  Total                                                                   $     (75.2)                    $    (106.3)
                                                                          ===========                     ===========


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


NOTE 6.  UNUSUAL AND OTHER NONRECURRING ITEMS

         In June 1999, the Company completed the sale of a property in Houston, Texas and recognized a net gain of $33.3 million recorded as an unusual credit in the statement of operations. Such property was considered a duplicate facility after the merger with Western Atlas Inc. The Company received net proceeds of $48.2 million that were used to repay outstanding indebtedness.

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

                            BAKER HUGHES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


NOTE 7. RESTATEMENT

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

         As a result of the above, the Company's unaudited consolidated condensed financial statements and related disclosures as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 have been restated from amounts previously reported. The principal effects of these adjustments on the consolidated statement of operations for the three and six months ended June 30, 1999 and 1998 and the consolidated statement of financial position as of June 30, 1999 are set forth below. See the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for the effects of these adjustments on the consolidated statement of financial position as of December 31, 1998. As described in Note 1, Basis of Presentation, the Company plans to dispose of Baker Process, which is presented in the consolidated financial statements as "Discontinued Operations." The caption "As Previously Reported" in the following summarized financial information reflects Baker Process as a discontinued operation for all periods presented.

                            BAKER HUGHES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three Months Ended                         Six Months Ended
                                              ----------------------------------------   ------------------------------------------
                                                  June 30, 1999       June 30, 1998        June 30, 1999          June 30, 1998
                                              -------------------   ------------------   -------------------    -------------------
                                                            As                   As                    As                     As
                                                 As     Previously     As    Previously     As     Previously      As     Previously
(In millions, except per share amounts)       Restated   Reported   Restated  Reported   Restated   Reported    Restated   Reported
                                              --------   --------   --------  --------   --------   --------    --------   --------
Revenues                                      $1,110.8   $1,110.8   $1,532.4  $1,532.4   $2,325.2   $2,325.2    $3,056.3   $3,057.0
                                              --------   --------   --------  --------   --------   --------    --------   --------

Costs and expenses:
  Costs of revenues                              870.3      873.8    1,158.8   1,159.0    1,807.4    1,812.5     2,303.8    2,303.6
  Selling, general and administrative            151.1      150.6      165.2     165.5      322.7      322.1       352.3      352.5
  Unusual charge (credit)                        (33.3)     (33.3)                          (33.3)     (33.3)
                                              --------   --------   --------  --------   --------   --------    --------   --------
          Total                                  988.1      991.1    1,324.0   1,324.5    2,096.8    2,101.3     2,656.1    2,656.1
                                              --------   --------   --------  --------   --------   --------    --------   --------

Operating income                                 122.7      119.7      208.4     207.9      228.4      223.9       400.2      400.9
Interest expense                                 (40.2)     (40.2)     (35.5)    (35.5)     (78.9)     (78.9)      (65.1)     (65.1)
Interest income                                    1.3        1.3        0.3       0.3        3.5        3.5         2.0        2.0
                                              --------   --------   --------  --------   --------   --------    --------   --------

Income from continuing operations before
    income taxes                                  83.8       80.8      173.2     172.7      153.0      148.5       337.1      337.8
Income taxes                                     (12.4)     (10.9)     (59.9)    (59.6)     (35.8)     (34.5)     (118.0)    (117.9)
                                              --------   --------   --------  --------   --------   --------    --------   --------

Income from continuing operations                 71.4       69.9      113.3     113.1      117.2      114.0       219.1      219.9
Income (loss) from discontinued operations,
    net of tax                                    (2.9)      (2.9)       5.0       5.0       (4.3)      (4.3)       11.1       11.1
                                              --------   --------   --------  --------   --------   --------    --------   --------
Net income                                    $   68.5   $   67.0   $  118.3  $  118.1   $  112.9   $  109.7    $  230.2   $  231.0
                                              ========   ========   ========  ========   ========   ========    ========   ========

Basic earnings per share:
   Income from continuing operations          $   0.22   $   0.21   $   0.36  $   0.36   $   0.36   $   0.35    $   0.69   $   0.69
   Discontinued operations, net of tax           (0.01)     (0.01)      0.01      0.01      (0.02)     (0.02)       0.04       0.04
                                              --------   --------   --------  --------   --------   --------    --------   --------
   Net income                                 $   0.21   $   0.20   $   0.37  $   0.37   $   0.34   $   0.33    $   0.73   $   0.73
                                              ========   ========   ========  ========   ========   ========    ========   ========

Diluted earnings per share:
   Income from continuing operations          $   0.22   $   0.21   $   0.35  $   0.35   $   0.36   $   0.35    $   0.67   $   0.67
   Discontinued operations, net of tax           (0.01)     (0.01)      0.01      0.01      (0.02)     (0.02)       0.04       0.04
                                              --------   --------   --------  --------   --------   --------    --------   --------
   Net income                                 $   0.21   $   0.20   $   0.36  $   0.36   $   0.34   $   0.33    $   0.71   $   0.71
                                              ========   ========   ========  ========   ========   ========    ========   ========

                            BAKER HUGHES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


CONSOLIDATED STATEMENT OF FINANCIAL POSITION



                                                                             June 30, 1999
                                                                             -------------
                                                                                          As Previously
(In millions)                                                         As Restated            Reported
                                                                    ---------------       --------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                            $     25.0           $     25.6
Accounts receivable, net                                                1,062.4              1,065.5
Inventories                                                               871.1                878.0
Net assets of discontinued operations                                     281.8                281.8
Other current assets                                                      201.8                206.1
                                                                     ----------           ----------
  Total current assets                                                  2,442.1              2,457.0

Property, net                                                           2,172.8              2,176.8
Goodwill and other intangibles net                                      1,726.6              1,726.6
Multiclient seismic data and other assets                                 996.1                996.1
                                                                     -----------          ----------
  Total assets                                                       $  7,337.6           $  7,356.5
                                                                     ==========           ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                     $    361.9           $    351.3
Short-term borrowings and current portion of long-term debt                32.1                 32.1
Accrued employee compensation                                             194.8                191.2
Other accrued liabilities                                                 260.5                260.3
                                                                     ----------           ----------
  Total current liabilities                                               849.3                834.9
                                                                     ----------           ----------

Long-term debt                                                          2,850.7              2,850.7
                                                                     ----------           ----------
Deferred income taxes                                                     110.3                112.5
                                                                     ----------           ----------
Deferred revenue and other long-term liabilities                          313.6                313.6
                                                                     ----------           ----------


Stockholders' equity:
Common stock                                                              327.7                327.7
Capital in excess of par value                                          2,940.5              2,940.5
Retained earnings                                                         103.7                134.8
Accumulated other comprehensive (loss)                                   (158.2)              (158.2)
                                                                     ----------           ----------

  Total stockholders' equity                                            3,213.7              3,244.8
                                                                     ----------           ----------

  Total liabilities and stockholders' equity                         $  7,337.6           $  7,356.5
                                                                     ==========           ==========


NOTE 8.  DISCONTINUED OPERATIONS

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

                            BAKER HUGHES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


         Certain information with respect to discontinued operations of Baker Process is as follows:


                                                                Three Months Ended                      Six Months Ended
                                                                     June 30,                               June 30,
                                                       -------------------------------           -------------------------------
                                                          1999                 1998                 1999                 1998
                                                       ----------           ----------           ----------           ----------
Revenue                                                $    100.2           $    127.3           $    211.0           $    250.8
                                                       ----------           ----------           ----------           ----------
Allocated interest expense                                   (1.9)                (1.5)                (3.7)                (2.8)
                                                       ----------           ----------           ----------           ----------

Income (loss) before income taxes                            (4.0)                 7.7                 (6.1)                16.7
Benefit (provision) for income taxes                          1.1                 (2.7)                 1.8                 (5.6)
                                                       ----------           ----------           ----------           ----------
Income (loss) from discontinued operations of
  Baker Process                                        $     (2.9)          $      5.0           $     (4.3)          $     11.1
                                                       ==========           ==========           ==========           ==========

         Net assets of Baker Process are as follows:



                                                                                              As of                  As of
                                                                                             June 30,             December 31,
                                                                                           ------------          ------------
                                                                                               1999                  1998
                                                                                           ------------          -----------
Current assets                                                                             $      223.4          $      221.3
Noncurrent assets                                                                                 201.0                 202.1
                                                                                           ------------          ------------
  Total assets                                                                                    424.4                 423.4
                                                                                           ------------          ------------
Current liabilities                                                                               132.3                 142.0
Noncurrent liabilities                                                                             10.3                  13.5
                                                                                           ------------          ------------
  Total liabilities                                                                               142.6                 155.5
                                                                                           ------------          ------------
Net assets of Baker Process                                                                $      281.8          $      267.9
                                                                                           ============          ============

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

         As a result of the analysis of these amounts, the Company determined that the specific years affected and the applicable amounts, net of tax, are as follows:

                                                                                                    Increase (decrease)
(In millions)                                                                                          to Net Income
                                                                                                    --------------------
1999
  Third quarter                                                                                      $       0.1
  Second quarter                                                                                             1.5
  First quarter                                                                                              1.7
1998
  Fourth quarter                                                                                             1.2
  Third quarter                                                                                              0.9
  Second quarter                                                                                             0.2
  First quarter                                                                                             (1.0)
Transition Period                                                                                            0.2
1997                                                                                                        (8.5)
1996                                                                                                        (2.8)
1995                                                                                                        (0.6)
Periods prior to 1995                                                                                      (23.9)
                                                                                                      ----------
  Total                                                                                               $    (31.0)
                                                                                                      ==========


         As a result of the above, the Company's financial statements for the interim periods in 1999 and 1998, the year ended December 31,1998, the three months ended December 31, 1997, and the years ended September 30, 1997, 1996 and 1995 have been restated from amounts previously reported.

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

BUSINESS ENVIRONMENT

         In "Business Environment", the Company has given certain information about the business environment applicable to the Company, the business outlook and certain forward looking information. This information has not been revised from the information provided in the Form 10-Q for the quarter ended June 30, 1999 because it was not affected by the restatement. For current information regarding the Company's business environment, outlook and this forward looking information, see the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999.

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

OIL AND GAS PRICES

                                                      Three Months Ended                     Six Months Ended
                                                           June 30,                               June 30,
                                                -------------------------------      ----------------------------------
                                                      1999             1998               1999                 1998
                                                ---------------   --------------     --------------    -----------------
West Texas Intermediate Crude ($/bbl)          $       17.56       $       14.51       $       15.20       $       15.33

U.S. Spot Natural Gas ($/mcf)                  $        2.12       $        2.10       $        1.92       $        2.13


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

ROTARY RIG COUNT

                                 Three Months Ended                       Six Months Ended
                                      June 30,                                June 30,
                           ------------------------------          ------------------------------
                              1999                1998                1999                1998
                           ----------          ----------          ----------          ----------
U.S.- Land                        421                 732                 437                 782
U.S. - Offshore                   100                 132                 102                 134
Canada                            101                 175                 194                 317
                           ----------          ----------          ----------          ----------
    North America                 622               1,039                 733               1,233
                           ----------          ----------          ----------          ----------
Latin America                     185                 261                 183                 267
North Sea                          42                  59                  44                  58
Other Europe                       45                  45                  43                  48
Africa                             40                  83                  46                  82
Middle East                       140                 167                 144                 166
Asia Pacific                      145                 183                 149                 184
                           ----------          ----------          ----------          ----------
    International                 597                 798                 609                 805
                           ----------          ----------          ----------          ----------

Worldwide                       1,219               1,837               1,342               2,038
                           ==========          ==========          ==========          ==========


U.S. Workover                     785               1,122                 752               1,210
                           ==========          ==========          ==========          ==========

         Generally, as oil and gas prices decline, expectations of the Company's customers about their prospects from oil and gas sales decline. Consequently, customer expenditures to explore for or produce oil and gas decline. These expenditures include decreased spending on the use of oil and gas rigs. Accordingly, large reductions in rig count generally correspond to reductions in customer spending, which, in turn, correspond to decreased activity levels and decreased revenues to the Company. The reverse is generally true for increases in rig count. Marginal reductions or increases in rig count may or may not have a significant impact on revenues. There is often a lag between increases or decreases in rig count and the impact on the Company's revenues.

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

RESULTS OF OPERATIONS

REVENUES

         Revenues for the three months ended June 30, 1999 were $1,110.8 million, a decrease of 27.5% over revenues in the three months ended June 30, 1998 of $1,532.4 million. Geographically, revenues for the three months ended June 30, 1999 were down 26.6% in North America and 28.1% outside North America compared to the three months ended June 30, 1998. Revenues for the six months ended June 30, 1999 were $2,325.2 million, a decrease of 23.9% over the same period in 1998. Revenues were impacted by lower activity due to reduced customer spending, as evidenced by a 33.6% decline in the worldwide rig count, and by lower prices for the Company's products and services, particularly in seismic services, drilling systems, wireline logging, drilling fluids and drill bits.

         Revenues from production of oil and gas wells increased over 1998 as certain projects previously in development stage began production during 1999. Oil and gas revenues for the three months ended June 30, 1999 and 1998 were $13.2 million and $1.5 million, respectively, and for the six months ended June 30, 1999 and 1998 were $14.9 million and $2.5 million, respectively.

GROSS MARGIN

         Gross margins for the three months ended June 30, 1999 and 1998 were 21.7% and 24.4%, respectively. The decrease is due primarily to costs associated with excess manufacturing capacity, low utilization of seismic assets and pricing pressure.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative ("SG&A") expenses as a percentage of consolidated revenues for the three months ended June 30, 1999 and 1998 were 13.6% and 10.8%, respectively. In June 1999, a nonrecurring credit of $15.3 million was recorded in SG&A expenses. While these costs are down on an absolute basis, the increase as a percentage of consolidated revenues is due primarily to these costs being more fixed in nature producing a slower rate of decline than consolidated revenues.

UNUSUAL AND OTHER NONRECURRING ITEMS

         In June 1999, the Company completed the sale of a property in Houston, Texas and recognized a net gain of $33.3 million recorded as an unusual credit in the statement of operations. Such property was considered a duplicate facility after the merger with Western Atlas Inc. The Company received net proceeds of $48.2 million that were used to repay outstanding indebtedness.

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

INTEREST EXPENSE

         Interest expense for the three and six months ended June 30, 1999 increased $4.7 million and $13.8 million, respectively, compared to the corresponding periods in 1998. These increases were due to higher debt levels that funded capital expenditures, acquisitions, and working capital.

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

         The effective tax rate for the three months ended June 30, 1999 was 14.8%. The effective tax rate before the tax benefit of $18.1 million, as described above, for the three months ended June 30, 1999 was 36.4%, compared to 34.6% for the three months ended June 30, 1998.

MERGER RELATED CHARGES - 1998

         In connection with the merger with Western Atlas Inc. (the "Merger"), in 1998 the Company recorded Merger related costs of $217.5 million. Cash provisions of the Merger related costs totaled $159.3 million. The categories of costs incurred, the actual cash payments made and the accrued balances at June 30, 1999 are summarized below:


                                                                                             Accrued
                                                                                           Balance at
                                                            Paid in         Paid in          June 30,
                                             Total           1998             1999            1999
                                          ----------      ----------       ----------      ----------
Cash costs:
  Transaction costs                       $     51.5      $    (46.9)      $     (2.5)     $      2.1
  Employee costs                                87.2           (66.2)            (8.4)           12.6
  Other merger integration costs                20.6            (9.0)            (5.8)            5.8
                                          ----------      ----------       ----------      ----------
Total                                     $    159.3      $   (122.1)      $    (16.7)     $     20.5
                                          ==========      ==========       ==========      ==========

         The Company expects that, of the $20.5 million accrual at June 30, 1999, $5.9 million will be spent by December 31, 1999 and $2.7 million will be spent by December 31, 2001, with the remaining accrual being spent over the remaining life of the related contractual obligations.

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

                                                                                                                Accrued
                                                                                                                Balance at
                                                                       Paid in              Paid in              June 30,
                                                     Total               1998                 1999                 1999
                                                  ----------          ----------           ----------           ----------
Cash costs
   Severance for approximately 5,200
     employees                                    $     58.0          $    (24.2)          $    (26.0)          $      7.8
   Integration costs, abandoned leases
     and other contractual obligations                  29.8               (12.0)                (6.9)                10.9
   Environmental accruals                                8.8                (4.3)                 (.7)                 3.8
   Other cash costs (includes litigation
     accruals)                                          21.4                (4.7)                (5.3)                11.4
                                                  ----------          ----------           ----------           ----------
Total                                             $    118.0          $    (45.2)          $    (38.9)          $     33.9
                                                  ==========          ==========           ==========           ==========

         The Company expects that, of the $33.9 million accrual at June 30, 1999, $15.7 million will be spent by December 31, 1999, with the remaining accrual relating to contractual obligations, anticipated legal settlements and environmental remediation to be spent during 2000 and after.

CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

         Net cash inflows from operating activities of continuing operations were $266.5 million and $463.5 million for the six months ended June 30, 1999 and 1998, respectively. Lower net income, increased payments on current liabilities and payments made for merger and unusual charge related accruals of $55.6 million offset by reductions in receivables and inventory due to activity declines and management focus resulted in a decrease in cash flow from operations.

INVESTING ACTIVITIES

         Net cash outflows from investing activities of continuing operations were $302.2 million and $1,064.0 million for the six months ended June 30, 1999 and 1998, respectively.

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

         Proceeds from the disposal of assets generated $79.9 million during the six months ended June 30, 1999 and $49.4 million during the six months ended June 30, 1998.

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

FINANCING ACTIVITIES

         Net cash inflows from financing activities of continuing operations were $42.8 million and $599.8 million for the six months ended June 30, 1999 and 1998, respectively. Total debt outstanding at June 30, 1999 was $2,882.8 million, compared to $2,770.7 million at December 31, 1998. The debt to equity ratio was 0.90 at June 30, 1999 compared to 0.88 at December 31, 1998.

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

YEAR 2000 ISSUE

FORWARD-LOOKING STATEMENTS REGARDING THE YEAR 2000 ISSUE

         In "Year 2000 Issue", the Company has given certain forward looking information. This information has not been revised from the information provided in the Form 10-Q for the quarter ended June 30, 1999 because it was not affected by the restatement. For current information regarding the Year 2000 Issue, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Issue" in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999.

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

         The Company has completed an inventory of all hardware and software that the Company incorporates in its products or utilizes to support its operations or provide services to its customers. Most of the inventoried items in the Company's database have been assessed for Y2K compliance, of which approximately 15% are noncompliant. If a Y2K problem exists, the Company will assess the risks associated with the problem.

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

         The Company is evaluating vendors that the Company believes are material to its operations and assessing the business risk of Y2K noncompliance on their part. Based upon this assessment, the Company is seeking to obtain written confirmation from key vendors and contractors that they are adequately addressing their Y2K issues. Additionally, the Company seeks to review the Y2K statements of these vendors and contractors to the extent they exist. Where the Company cannot obtain satisfactory confirmation from these vendors, the purchasing departments of each operating division of the Company are identifying alternate sources, if available, for vendors if those sources are needed because of an inability to perform due to Y2K noncompliance. The Company has completed its initial identification of high risk vendors. The Company has sent surveys to certain of its vendors, including all of the vendors that the Company believes are critical to its success. Approximately 45% of the vendors that have been surveyed have responded. Based upon the responses and, in some cases, follow-up discussions with vendors, the Company believes that approximately 20% of the vendors responding appear to have a high risk of Y2K noncompliance. For these vendors and vendors who have not responded, the Company is identifying sourcing alternatives.

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

EURO CONVERSION

         In "Euro Conversion", the Company has given certain forward looking information. This information has not been revised from the information provided in the Form 10-Q for the quarter ended June 30, 1999 because it was not affected by the restatement. For current information regarding the Year 2000 Issue, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Euro Conversion" in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999.

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

                           PART II - OTHER INFORMATION


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


                                                                               Number of           Number of Votes
                                                                           Affirmative Votes          Withheld
                                                                          ------------------     ------------------

         Lester M. Alberthal, Jr.                                             287,188,303             2,237,324
         Joseph T. Casey                                                      287,163,649             2,261,978
         Joe B. Foster                                                        287,268,548             2,157,079
         Richard D. Kinder                                                    287,299,032             2,126,595


         The number of affirmative votes, the number of negative votes, the number of abstentions and the number of broker nonvotes with respect to the approval of the amendment to the Restated Certificate of Incorporation, the amendment to the 1987 Employee Stock Purchase Plan and the stockholder proposals were as follows:


                                                     Number of           Number of
                                                 Affirmative Votes     Negative Votes          Abstentions         Broker Nonvotes
                                                ------------------   ------------------    -------------------    -----------------
Approval of Amendment to Restated Certificate
   of Incorporation                                     233,072,401          55,785,437                567,789                    0
Approval of Amendment to 1987 Employee Stock
   Purchase Plan                                        284,236,002           4,326,986                860,188                2,451
Proposal Regarding Northern Ireland                      56,579,637         190,106,059             14,747,116           27,992,815
Proposal Regarding Country Selection                     12,388,992         232,000,280             17,043,538           27,992,817

                      PART II - OTHER INFORMATION CONTINUED


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

         (27) Financial Data Schedule

         (b) Reports on Form 8-K:

         A report on Form 8-K was filed with the Commission on May 21, 1999, reporting the resignation of the Sr. Vice President and Chief Financial Officer and the Vice President-Tax and Controller. It also reported that the Company appointed G. Stephen Finley as Sr. Vice President Finance & Administration and Chief Financial Officer.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            BAKER HUGHES INCORPORATED
                                  (REGISTRANT)



Date:  April 10, 2000                       By  /s/ G. STEPHEN FINLEY
                                            ----------------------------------
                                            Sr. Vice President - Finance and
                                            Administration and
                                            Chief Financial Officer


Date:  April 10, 2000                       By  /s/ ALAN J. KEIFER
                                            ----------------------------------
                                            Vice President and Controller

                                  EXHIBIT INDEX


        Exhibit
          No.                   Description
       --------                 -----------
         (27)             Financial Data Schedule