Form 10-Q/A
period 1999-09-30
BAKER HUGHES INC
filed 2000-04-11
CIK 808362

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

                            BAKER HUGHES INCORPORATED


     Baker Hughes Incorporated hereby amends Items 1 and 2 of Part 1 of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 as originally filed on November 15, 1999.

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

     As a result of the above, the Company's unaudited consolidated condensed financial statements and related disclosures as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 have been restated from amounts previously reported. The principal effects of these adjustments on the accompanying financial statements are set forth in Note 9 of the Notes to Condensed Consolidated Financial Statements.

     For purposes of this Form 10-Q/A, and in accordance with Rule 12B-15 under the Securities Exchange Act of 1934, as amended, each item of the 1999 third quarter Form 10-Q as originally filed on November 15, 1999 that was affected by the restatement has been amended and restated in its entirety. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of the restatement and the effects of accounting for the Company's Baker Process division as a discontinued operation. In particular, and without limitation, in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" under the captions "Business Environment", "Results of Operations - Merger Related Charges", "Results of Operations - Unusual and Nonrecurring Charges", "Capital Resources and Liquidity - Investing Activities", "Year 2000 Issue" and "Euro Conversion", the Company has given certain information about the business environment applicable to the Company, the business outlook and certain forward looking information. This information has not been revised from the information provided in the Form 10-Q for the quarter ended September 30, 1999 because it was not affected by the restatement. For current information regarding the Company's business environment, outlook and this forward looking information, see the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999.

                                      INDEX

                                                                                            PAGE NO.
                                                                                            --------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Condensed Statements of Operations - Three months and nine
        months ended September 30, 1999 and 1998                                               3

        Consolidated Condensed Statements of Financial Position - September 30, 1999
        and December 31, 1998                                                                  4

        Consolidated Condensed Statements of Cash Flows - Nine months ended
        September 30, 1999 and 1998                                                            5

        Notes to Consolidated Condensed Financial Statements                                   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                                         16

Item 3. Quantitative and Qualitative Disclosures About Market Risk                            31

PART II - OTHER INFORMATION

Item 6. Listing of Exhibits and Reports on Form 8-K                                           32

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In millions, except per share amounts)
                                   (Unaudited)


                                                   Three Months Ended           Nine Months Ended
                                                      September 30,               September 30,
                                                ------------------------    ------------------------
                                                   1999          1998          1999          1998
                                                ----------    ----------    ----------    ----------
                                                             (As Restated - See Note 9)
                                                ----------------------------------------------------
Revenues                                        $  1,117.6    $  1,457.0    $  3,442.8    $  4,513.3
                                                ----------    ----------    ----------    ----------
Costs and expenses:
  Costs of revenues                                  896.4       1,410.9       2,703.8       3,714.7
  Selling, general and administrative                162.6         262.3         485.3         614.6
  Merger related costs                                             200.3                       200.3
  Unusual charge (credit)                             (6.2)        156.9         (39.5)        156.9
                                                ----------    ----------    ----------    ----------
    Total costs and expenses                       1,052.8       2,030.4       3,149.6       4,686.5
                                                ----------    ----------    ----------    ----------

Operating income (loss)                               64.8        (573.4)        293.2        (173.2)
Interest expense                                     (40.1)        (38.8)       (119.0)       (103.9)
Interest income                                        1.2           1.0           4.7           3.0
                                                ----------    ----------    ----------    ----------

Income (loss) before income taxes                     25.9        (611.2)        178.9        (274.1)
Income taxes                                          (9.3)        103.3         (45.1)        (14.7)
                                                ----------    ----------    ----------    ----------

Income (loss) from continuing operations              16.6        (507.9)        133.8        (288.8)
Loss from discontinued operations, net of tax         (3.4)        (25.7)         (7.7)        (14.6)
                                                ----------    ----------    ----------    ----------
Net income (loss)                               $     13.2    $   (533.6)   $    126.1    $   (303.4)
                                                ==========    ==========    ==========    ==========

Basic earnings per share:
  Income (loss) from continuing operations      $     0.05    $    (1.57)   $     0.41    $    (0.90)
  Discontinued operations, net of tax                (0.01)        (0.08)        (0.02)        (0.05)
                                                ----------    ----------    ----------    ----------
  Net income (loss)                             $     0.04    $    (1.65)   $     0.39    $    (0.95)
                                                ==========    ==========    ==========    ==========

Diluted earnings per share:
  Income (loss) from continuing operations      $     0.05    $    (1.57)   $     0.41    $    (0.90)
  Discontinued operations, net of tax                (0.01)        (0.08)        (0.02)        (0.05)
                                                ----------    ----------    ----------    ----------
  Net income (loss)                             $     0.04    $    (1.65)   $     0.39    $    (0.95)
                                                ==========    ==========    ==========    ==========

Cash dividends per share of common stock        $    0.115    $    0.115    $    0.345    $    0.345
                                                ==========    ==========    ==========    ==========

     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
             CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                                  (In millions)
                                   (Unaudited)


                                                              September 30,    December 31,
                                                                  1999            1998
                                                             --------------    ------------
                                                             (As Restated -
ASSETS                                                         See Note 9)
                                                             --------------
CURRENT ASSETS:
  Cash and cash equivalents                                     $   34.8        $   19.5
  Accounts receivable, net                                       1,009.7         1,258.2
  Inventories                                                      841.1           994.3
  Net assets of discontinued operations                            298.7           267.9
  Other current assets                                             187.8           213.3
                                                                --------        --------
    Total current assets                                         2,372.1         2,753.2

Property, net                                                    2,139.8         2,240.7
Goodwill and other intangibles, net                              1,713.8         1,744.3
Multiclient seismic data and other assets                        1,011.5           894.7
                                                                --------        --------
    Total assets                                                $7,237.2        $7,632.9
                                                                ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                              $  343.6        $  487.9
  Short-term borrowings and current portion of long-term debt      109.2            44.4
  Accrued employee compensation                                    168.8           272.2
  Other current liabilities                                        260.1           378.8
                                                                --------        --------
    Total current liabilities                                      881.7         1,183.3
                                                                --------        --------

Long-term debt                                                   2,776.6         2,726.3
                                                                --------        --------
Deferred income taxes                                              110.0           152.9
                                                                --------        --------
Deferred revenue and other long-term liabilities                   259.2           405.3
                                                                --------        --------

Stockholders' equity:
  Common stock                                                     329.2           327.1
  Capital in excess of par value                                 2,968.0         2,931.8
  Retained earnings                                                 79.1            66.1
  Accumulated other comprehensive (loss)                          (166.6)         (159.9)
                                                                --------        --------
    Total stockholders' equity                                   3,209.7         3,165.1
                                                                --------        --------
    Total liabilities and stockholders' equity                  $7,237.2        $7,632.9
                                                                ========        ========

     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                                --------------------
                                                                                  1999        1998
                                                                                --------    --------
                                                                              (As Restated - See Note 9)
                                                                              --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations                                        $  133.8    $ (288.8)
Adjustments to reconcile income (loss) from continuing operations to net cash flows from operating activities
  Depreciation, depletion and amortization                                         600.6       545.6
  Provision (benefit) for deferred income taxes                                     (9.6)       38.7
  Noncash portion of nonrecurring items                                              3.2       475.2
  Gain on disposal of assets                                                       (41.0)      (32.2)
  Change in accounts receivable                                                    205.3        42.4
  Change in inventories                                                            157.1       (77.2)
  Change in accounts payable                                                      (137.2)      (29.2)
  Change in accrued employee compensation and other current liabilities           (218.4)      (70.0)
  Change in deferred revenue and other long-term liabilities                      (142.5)       15.8
  Changes in other assets and liabilities                                         (167.0)     (130.4)
                                                                                --------    --------
  Net cash flows from continuing operations                                        384.3       489.9
  Net cash flows from discontinued operations                                        2.6        14.1
                                                                                --------    --------
Net cash flows from operating activities                                           386.9       504.0
                                                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for capital assets and multiclient seismic data                    (525.5)     (959.6)
  Proceeds from disposal of assets                                                 120.2        74.6
  Acquisition of businesses, net of cash acquired                                             (426.7)
                                                                                --------    --------
  Net cash flows from continuing operations                                       (405.3)   (1,311.7)
  Net cash flows from discontinued operations                                       (6.0)      (14.1)
                                                                                --------    --------
Net cash flows from investing activities                                          (411.3)   (1,325.8)
                                                                                --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) borrowings from commercial paper, revolving credit facilities
    and short-term debt                                                           (750.4)      931.2
  Repayment of matured indebtedness                                               (150.0)     (103.5)
  Net proceeds from issuance of notes                                            1,010.7
  Proceeds from issuance of common stock                                            38.2        35.8
  Dividends                                                                       (113.1)      (58.7)
                                                                                --------    --------
  Net cash flows from continuing operations                                         35.4       804.8
  Net cash flows from discontinued operations                                        3.4
                                                                                --------    --------
Net cash flows from financing activities                                            38.8       804.8
                                                                                --------    --------

Effect of exchange rate changes on cash                                              0.9         2.3
                                                                                --------    --------
Increase (decrease) in cash and cash equivalents                                    15.3       (14.7)
Cash and cash equivalents, beginning of period                                      19.5        43.1
                                                                                --------    --------
Cash and cash equivalents, end of period                                        $   34.8    $   28.4
                                                                                ========    ========

Income taxes paid                                                               $   92.5    $  121.8
Interest paid                                                                   $  114.6    $  109.6


     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

RESTATEMENT

     As more fully described in Note 9 "Restatement", the consolidated condensed financial statements and related disclosures as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 have been restated to correct accounting errors identified in the Company's accounting records.

DISCONTINUED OPERATIONS

     On February 16, 2000, the Company's Board of Directors approved, in principle, a plan to sell the Company's Baker Process division. Accordingly, all prior period consolidated financial statements and related notes thereto have been restated to present the operations of Baker Process (which were separately accounted for as a segment) as a discontinued operation. See Note 10.

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

                            BAKER HUGHES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


NOTE 2. COMPREHENSIVE INCOME

     Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. The Company's total comprehensive income is as follows:

                                                     Three Months Ended   Nine Months Ended
                                                        September 30,       September 30,
                                                     ------------------   -----------------
                                                       1999      1998      1999      1998
                                                     -------    ------    ------    --------
                                                           (As Restated - See Note 9)
                                                     ---------------------------------------
Net income(loss)                                      $ 13.2    $(533.6)  $126.1   $(303.4)
Other comprehensive income(loss):
    Foreign currency translation adjustment, net of
        tax                                              (.6)      16.0    (18.4)     13.8
    Unrealized gain(loss) on securities available
        for sale, net of tax                            (7.8)     (33.0)    11.7     (32.5)
                                                      ------    -------   ------   -------
Total comprehensive income(loss)                      $  4.8    $(550.6)  $119.4   $(322.3)
                                                      ======    =======   ======   =======


NOTE 3. INVENTORIES

     Inventories are comprised of the following:

                    September 30,   December 31,
                        1999           1998
                    -------------   ------------
                    (As Restated -
                      See Note 9)
                    -------------
Finished goods         $688.8         $808.6
Work in process          60.0           67.9
Raw materials            92.3          117.8
                       ------         ------
  Total                $841.1         $994.3
                       ======         ======

                            BAKER HUGHES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


NOTE 4. EARNINGS PER SHARE ("EPS")

     Reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

                                       Three Months Ended              Three Months Ended
                                       September 30, 1999              September 30, 1998
                                 -----------------------------   ------------------------------
                                  Income from                      Loss from
                                   Continuing                      Continuing
                                   Operations       Shares         Operations        Shares
                                  (Numerator)    (Denominator)    (Numerator)     (Denominator)
                                 -------------   -------------   -------------    -------------
                                (As Restated -                  (As Restated -
                                  See Note 9)                     See Note 9)
                                 -------------   -------------   -------------    -------------
Basic EPS                        $        16.6           328.8   $      (507.9)           323.0
Effect of dilutive securities:
  Stock plans                                              2.7
                                 -------------   -------------   -------------    -------------
Diluted EPS                      $        16.6           331.5   $      (507.9)           323.0
                                 =============   =============   =============    =============

                                       Nine Months Ended              Nine Months Ended
                                       September 30, 1999             September 30, 1998
                                 -----------------------------  -----------------------------
                                   Income from                   Loss from
                                   Continuing                    Continuing
                                   Operations       Shares       Operations        Shares
                                   (Numerator)   (Denominator)   (Numerator)    (Denominator)
                                 --------------  -------------  -------------   -------------
                                 (As Restated -                (As Restated -
                                   See Note 9)                   See Note 9)
                                 --------------                --------------
Basic EPS                          $    133.8          327.8     $   (288.8)          319.4
Effect of dilutive securities:
  Stock plans                                            1.7
                                   ----------     ----------     ----------      ----------
Diluted EPS                        $    133.8          329.5     $   (288.8)          319.4
                                   ==========     ==========     ==========      ==========

     Securities excluded from the computation of diluted EPS that could have potentially diluted basic EPS in the future were options to purchase 3.6 million shares and 6.8 million shares for the three and nine months ended September 30, 1999, respectively, and Liquid Yield Option Notes convertible into 7.2 million shares for both the three and nine months ended September 30, 1999. Such securities were excluded as they would be anti-dilutive to basic EPS.


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

                            BAKER HUGHES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


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

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate-related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments. Net assets of discontinued operations, which are excluded from total assets in the following table, totaled $298.7 million and $267.9 million at September 30, 1999 and December 31, 1998, respectively.

                                          Oilfield      Other          Total
                                          --------     --------      --------
                                              (As Restated - See Note 9)
                                          -----------------------------------
REVENUES
-----------------------------------------------------------------------------
Three months ended September 30, 1999     $1,117.6                   $1,117.6
Three months ended September 30, 1998     $1,450.9     $    6.1      $1,457.0

Nine months ended September 30, 1999      $3,442.8                   $3,442.8
Nine months ended September 30, 1998      $4,493.3     $   20.0      $4,513.3

SEGMENT PROFIT (LOSS)
-----------------------------------------------------------------------------
Three months ended September 30, 1999     $   81.6     $  (55.7)     $   25.9
Three months ended September 30, 1998     $  160.1     $ (771.3)     $ (611.2)

Nine months ended September 30, 1999      $  309.7     $ (130.8)     $  178.9
Nine months ended September 30, 1998      $  603.5     $ (877.6)     $ (274.1)

TOTAL ASSETS
-----------------------------------------------------------------------------
As of September 30, 1999                  $6,502.8     $  435.7      $6,938.5
As of December 31, 1998                   $6,946.8     $  418.2      $7,365.0

     The following table presents the details of "Other" segment profit (loss):

                                                   Three Months Ended      Three Months Ended
                                                   September 30, 1999      September 30, 1998
                                                   ------------------      ------------------
                                                           (As Restated - See Note 9)
                                                   ------------------------------------------
Corporate expenses                                    $    (23.0)             $    (21.0)
Interest - net                                             (38.9)                  (37.8)
Unusual (charge) credit                                      6.2                  (156.9)
Nonrecurring items reflected in costs of revenues
    and SG&A                                                                      (355.3)
Merger related costs                                                              (200.3)
                                                      ----------              ----------
  Total                                               $    (55.7)             $   (771.3)
                                                      ==========              ==========

                            BAKER HUGHES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


                                                    Nine Months Ended     Nine Months Ended
                                                    September 30, 1999    September 30, 1998
                                                    ----------------------------------------
                                                          (As Restated - See Note 9)
                                                    ----------------------------------------
Corporate expenses                                  $            (71.3)   $            (64.2)
Interest - net                                                  (114.3)               (100.9)
Unusual (charge) credit                                           39.5                (156.9)
Nonrecurring items reflected in costs of revenues
    and SG&A                                                      15.3                (355.3)
Merger related costs                                                                  (200.3)
                                                    ------------------    ------------------
  Total                                             $           (130.8)   $           (877.6)
                                                    ==================    ==================


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

                            BAKER HUGHES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


         See Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion about additional nonrecurring charges expected to be recorded during the quarter ended December 31, 1999.

1998

         The Company had experienced high growth levels for its products and services from 1994 through the second quarter of 1998. During the third and fourth quarters of 1998, the Company experienced a decline in demand for its products and services as a result of a significant decrease in the price of oil and natural gas. The decline in customer demand materialized quickly from the previous high growth rates. As a result of this sharp decline in demand and to adjust to the lower level of activity, the Company assessed its overall operations and recorded charges of $512.2 million in the September 1998 quarter and $39.7 million in the December 1998 quarter as summarized below.

                                                Three Months    Three Months
                                                   Ended           Ended             1998
                                                September 30,   December 31,         Total
                                                    1998            1998            Charge
                                                -------------   -------------   -------------
Cash Costs:
   Severance                                    $        35.5   $        22.5   $        58.0
   Integration costs, abandoned leases, etc.             20.5             9.3            29.8
   Other cash costs (including environmental)            30.2                            30.2
                                                -------------   -------------   -------------
      Subtotal cash charges                     $        86.2   $        31.8   $       118.0
                                                -------------   -------------   -------------

Noncash Costs:
   Inventory and rental tools                           160.2                           160.2
   PetroAlliance Services Company Limited                83.2                            83.2
   Oil and gas properties (ceiling test)                 69.3                            69.3
   Property and other assets                            113.3             7.9           121.2
                                                -------------   -------------   -------------
      Subtotal noncash charges                          426.0             7.9           433.9
                                                -------------   -------------   -------------
         Total cash and noncash charges         $       512.2   $        39.7   $       551.9
                                                =============   =============   =============

         The table set forth below is a reconciliation of the charges taken in the respective quarters to the following captions of the consolidated statement of operations (in millions):

                   Three Months    Three Months
                      Ended           Ended             1998
                   September 30,   December 31,         Total
                       1998            1998            Charge
                   -------------   -------------   -------------
Cost of revenues   $       286.6                   $       286.6
SG&A                        68.7                            68.7
Unusual charge             156.9   $        39.7           196.6
                   -------------   -------------   -------------
   Total           $       512.2   $        39.7   $       551.9
                   =============   =============   =============

                            BAKER HUGHES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


NOTE 8. MERGER RELATED COSTS

         In connection with the merger with Western Atlas Inc. (the "Merger"), in August 1998, the Company recorded merger related costs of $200.3 million in the September 1998 quarter and $17.2 million in the December 1998 quarter which consisted of the following:

                                                        Three Months    Three Months
                                                           Ended           Ended             1998
                                                        September 30,   December 31,         Total
                                                            1998            1998            Charge
                                                        -------------   -------------   -------------
Cash costs:
   Transaction costs (banking, legal, printing, etc.)   $        51.5                   $        51.5
   Employee costs                                                81.0   $         6.2            87.2
   Other Merger integration costs                                18.6             2.0            20.6
                                                        -------------   -------------   -------------
      Total cash costs                                          151.1             8.2           159.3
                                                        -------------   -------------   -------------

Noncash costs                                                    49.2             9.0            58.2
                                                        -------------   -------------   -------------
      Total charge                                      $       200.3            17.2   $       217.5
                                                        =============   =============   =============


NOTE 9. RESTATEMENT

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

         As a result of the above, the Company's unaudited consolidated condensed financial statements and related disclosures as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 have been restated from amounts previously reported. The principal effects of these adjustments on the consolidated statements of operations for the three and nine months ended September 30, 1999 and 1998 and the consolidated statement of financial position as of September 30, 1999 are set forth below. See the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for the effects of these adjustments on the consolidated statement of financial position as of December 31, 1998. As described in Note 1, Basis of Presentation, the Company plans to dispose of Baker Process, which is presented in the consolidated financial statements as "Discontinued Operations." The caption "As Previously Reported" in the following summarized financial information reflects Baker Process as a discontinued operation for all periods presented.

                            BAKER HUGHES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Three Months Ended
                                                ----------------------------------------------------
                                                   September 30, 1999          September 30, 1998
                                                ------------------------    ------------------------
                                                                  As                          As
                                                    As        Previously        As        Previously
(In millions, except per share amounts)          Restated      Reported      Restated      Reported
                                                ----------    ----------    ----------    ----------
REVENUES                                        $  1,117.6    $  1,117.9    $  1,457.0    $  1,457.3
                                                ----------    ----------    ----------    ----------

COSTS AND EXPENSES:
  Costs of revenues                                  896.4         897.4       1,410.9       1,412.2
  Selling, general and administrative                162.6         162.1         262.3         262.6
  Merger related costs                                                           200.3         200.3
  Unusual charge (credit)                             (6.2)         (6.2)        156.9         156.9
                                                ----------    ----------    ----------    ----------
          Total                                    1,052.8       1,053.3       2,030.4       2,032.0
                                                ----------    ----------    ----------    ----------

Operating income (loss)                               64.8          64.6        (573.4)       (574.7)
Interest expense                                     (40.1)        (40.1)        (38.8)        (38.8)
Interest income                                        1.2           1.2           1.0           1.0
                                                ----------    ----------    ----------    ----------

Income (loss) from continuing operations
    before income taxes                               25.9          25.7        (611.2)       (612.5)
Income taxes                                          (9.3)         (9.2)        103.3         103.7
                                                ----------    ----------    ----------    ----------

Income (loss) from continuing operations              16.6          16.5        (507.9)       (508.8)
Loss from discontinued operations, net of tax         (3.4)         (3.4)        (25.7)        (25.7)
                                                ----------    ----------    ----------    ----------
Net income (loss)                               $     13.2    $     13.1    $   (533.6)   $   (534.5)
                                                ==========    ==========    ==========    ==========

Basic earnings per share:
   Income (loss) from continuing operations     $     0.05    $     0.05    $    (1.57)   $    (1.58)
   Discontinued operations, net of tax               (0.01)        (0.01)        (0.08)        (0.08)
                                                ----------    ----------    ----------    ----------
   Net income (loss)                            $     0.04    $     0.04    $    (1.65)   $    (1.66)
                                                ==========    ==========    ==========    ==========

Diluted earnings per share:
   Income (loss) from continuing operations     $     0.05    $     0.05    $    (1.57)   $    (1.58)
   Discontinued operations, net of tax               (0.01)        (0.01)        (0.08)        (0.08)
                                                ----------    ----------    ----------    ----------
   Net income (loss)                            $     0.04    $     0.04    $    (1.65)   $    (1.66)
                                                ==========    ==========    ==========    ==========

                                                                    Nine Months Ended
                                                  ----------------------------------------------------
                                                     September 30, 1999         September 30, 1998
                                                  ------------------------    ------------------------
                                                                    As                          As
                                                      As        Previously        As        Previously
(In millions, except per share amounts)            Restated      Reported      Restated      Reported
                                                  ----------    ----------    ----------    ----------
REVENUES                                          $  3,442.8    $  3,443.1    $  4,513.3    $  4,514.3
                                                  ----------    ----------    ----------    ----------

COSTS AND EXPENSES:
  Costs of revenues                                  2,703.8       2,709.9       3,714.7       3,715.8
  Selling, general and administrative                  485.3         484.2         614.6         615.1
  Merger related costs                                                             200.3         200.3
  Unusual charge (credit)                              (39.5)        (39.5)        156.9         156.9
                                                  ----------    ----------    ----------    ----------
          Total                                      3,149.6       3,154.6       4,686.5       4,688.1
                                                  ----------    ----------    ----------    ----------

Operating income (loss)                                293.2         288.5        (173.2)       (173.8)
Interest expense                                      (119.0)       (119.0)       (103.9)       (103.9)
Interest income                                          4.7           4.7           3.0           3.0
                                                  ----------    ----------    ----------    ----------

Income (loss) from continuing operations
    before income taxes                                178.9         174.2        (274.1)       (274.7)
Income taxes                                           (45.1)        (43.7)        (14.7)        (14.2)
                                                  ----------    ----------    ----------    ----------

Income (loss) from continuing operations               133.8         130.5        (288.8)       (288.9)
Loss from discontinued operations, net of tax           (7.7)         (7.7)        (14.6)        (14.6)
                                                  ----------    ----------    ----------    ----------
Net income (loss)                                 $    126.1    $    122.8    $   (303.4)   $   (303.5)
                                                  ==========    ==========    ==========    ==========

Basic earnings per share:
   Income (loss) from continuing operations       $     0.41    $     0.40    $    (0.90)   $    (0.90)
   Discontinued operations, net of tax                 (0.02)        (0.02)        (0.05)        (0.05)
                                                  ----------    ----------    ----------    ----------
   Net income (loss)                              $     0.39    $     0.38    $    (0.95)   $    (0.95)
                                                  ==========    ==========    ==========    ==========

Diluted earnings per share:
   Income (loss) from continuing operations       $     0.41    $     0.40    $    (0.90)   $    (0.90)
   Discontinued operations, net of tax                 (0.02)        (0.02)        (0.05)        (0.05)
                                                  ----------    ----------    ----------    ----------
   Net income (loss)                              $     0.39    $     0.38    $    (0.95)   $    (0.95)
                                                  ==========    ==========    ==========    ==========

                            BAKER HUGHES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                    September 30, 1999
                                                              ------------------------------
                                                                               As Previously
(In millions)                                                  As Restated       Reported
                                                              -------------    -------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                     $        34.8    $        35.5
Accounts receivable, net                                            1,009.7          1,013.8
Inventories                                                           841.1            845.9
Net assets of discontinued operations                                 298.7            298.7
Other current assets                                                  187.8            192.6
                                                              -------------    -------------
  Total current assets                                              2,372.1          2,386.5

Property, net                                                       2,139.8          2,143.7
Goodwill and other intangibles net                                  1,713.8          1,713.8
Multiclient seismic data and other assets                           1,011.5          1,011.5
                                                              -------------    -------------
  Total assets                                                $     7,237.2    $     7,255.5
                                                              =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                              $       343.6    $       332.7
Short-term borrowings and current portion of long-term debt           109.2            109.2
Accrued employee compensation                                         168.8            165.3
Other accrued liabilities                                             260.1            259.7
                                                              -------------    -------------
  Total current liabilities                                           881.7            866.9
                                                              -------------    -------------

Long-term debt                                                      2,776.6          2,776.6
                                                              -------------    -------------
Deferred income taxes                                                 110.0            112.1
                                                              -------------    -------------
Deferred revenue and other long-term liabilities                      259.2            259.2
                                                              -------------    -------------

Stockholders' equity:
Common stock                                                          329.2            329.2
Capital in excess of par value                                      2,968.0          2,968.0
Retained earnings                                                      79.1            110.1
Accumulated other comprehensive (loss)                               (166.6)          (166.6)
                                                              -------------    -------------
  Total stockholders' equity                                        3,209.7          3,240.7
                                                              -------------    -------------
  Total liabilities and stockholders' equity                  $     7,237.2    $     7,255.5
                                                              =============    =============


NOTE 10. DISCONTINUED OPERATIONS

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

                            BAKER HUGHES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


         Certain information with respect to discontinued operations of Baker Process is as follows:

                                                Three Months Ended    Nine Months Ended
                                                  September 30,         September 30,
                                                ------------------    ------------------
                                                  1999       1998       1999       1998
                                                -------    -------    -------    -------
Revenue                                         $  90.1    $ 127.6    $ 301.1    $ 378.4
                                                -------    -------    -------    -------
Allocated interest expense                         (1.9)      (1.7)      (5.7)      (4.5)
                                                -------    -------    -------    -------

Loss before income taxes                           (5.3)     (37.5)     (11.4)     (20.8)
Benefit for income taxes                            1.9       11.8        3.7        6.2
                                                -------    -------    -------    -------
Loss from discontinued operations of
  Baker Process                                 $  (3.4)   $ (25.7)   $  (7.7)   $ (14.6)
                                                =======    =======    =======    =======

         Loss before income taxes from discontinued operations for the three and nine months ended September 30, 1998 includes merger, unusual and nonrecurring charges of $38.4 million. This amount consists of integration costs of $10.2 million, severance of $6.3 million, impairment of inventory of $13.0 million, impairment of property, equipment and other assets of $7.3 million and merger related costs of $1.6 million.

         Net assets of Baker Process are as follows:

                                  As of           As of
                              September 30,   December 31,
                              -------------   -------------
                                   1999            1998
                              -------------   -------------
Current assets                $       227.5   $       221.3
Noncurrent assets                     194.0           202.1
                              -------------   -------------
  Total assets                        421.5           423.4
                              -------------   -------------
Current liabilities                   112.5           142.0
Noncurrent liabilities                 10.3            13.5
                              -------------   -------------
  Total liabilities                   122.8           155.5
                              -------------   -------------
Net assets of Baker Process   $       298.7   $       267.9
                              =============   =============

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

         As a result of the analysis of these amounts, the Company determined that the specific years affected and the applicable amounts, net of tax, are as follows:

                        Increase (decrease)
(In millions)              to Net Income
                        -------------------
1999
  Third quarter         $               0.1
  Second quarter                        1.5
  First quarter                         1.7
1998
  Fourth quarter                        1.2
  Third quarter                         0.9
  Second quarter                        0.2
  First quarter                        (1.0)
Transition Period                       0.2
1997                                   (8.5)
1996                                   (2.8)
1995                                   (0.6)
Periods prior to 1995                 (23.9)
                        -------------------
  Total                 $             (31.0)
                        ===================

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

BUSINESS ENVIRONMENT

         In "Business Environment", the Company has given certain information about the business environment applicable to the Company, the business outlook and certain forward looking information. This information has not been revised from the information provided in the Form 10-Q for the quarter ended September 30, 1999 because it was not affected by the restatement. For current information regarding the Company's business environment, outlook and this forward looking information, see the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999.

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

OIL AND GAS PRICES

                                         Three Months Ended       Nine Months Ended
                                            September 30,           September 30,
                                        ---------------------   ---------------------
                                           1999        1998        1999        1998
                                        ---------   ---------   ---------   ---------
West Texas Intermediate Crude ($/bbl)   $   21.43   $   14.08   $   17.28   $   14.91
U.S. Spot Natural Gas ($/mcf)           $    2.48   $    1.93   $    2.10   $    2.06

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

ROTARY RIG COUNT

                    Three Months Ended     Nine Months Ended
                       September 30,         September 30,
                    -------------------   -------------------
                      1999       1998       1999       1998
                    --------   --------   --------   --------
U.S. - Land              533        676        469        747
U.S. - Offshore          104        119        102        129
Canada                   250        206        213        280
                    --------   --------   --------   --------
    North America        887      1,001        784      1,156
                    --------   --------   --------   --------
Latin America            185        229        183        254
North Sea                 37         48         41         54
Other Europe              40         45         43         47
Africa                    38         65         44         77
Middle East              136        170        141        167
Asia Pacific             129        169        142        179
                    --------   --------   --------   --------
    International        565        726        594        778
                    --------   --------   --------   --------
Worldwide              1,452      1,727      1,378      1,934
                    ========   ========   ========   ========

U.S. Workover            849      1,000        784      1,140
                    ========   ========   ========   ========

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

RESULTS OF OPERATIONS

REVENUES

         Consolidated revenues for the three months ended September 30, 1999 decreased 23% to $1,117.6 million compared to revenues of $1,457.0 million in the three months ended September 30, 1998. Outside North America, revenues for the three months ended September 30, 1999 were 56% of consolidated revenues compared to 63% for the three months ended September 30, 1998. Revenues for the nine months ended September 30, 1999 were $3,442.8 million, a decrease of 24% over the same period in 1998. Outside North America, revenues for the nine months ended September 30, 1999 were 58% of consolidated revenues compared to 61% for the nine months ended September 30, 1998.

         Worldwide drilling activity, which is measured by the rotary rig count, dropped 11%. Outside North America, revenues for the three and nine months ended September 30, 1999 were down 32% and 27%, respectively, compared to the same periods in 1998, while the rotary rig count outside North America declined 22%. Oilfield revenues were impacted by lower activity due to reduced customer spending, as evidenced in the rig count declines, and by lower prices for the Company's products and services, particularly in international and offshore markets.

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

GROSS MARGIN

         Excluding unusual and nonrecurring items, gross margins for the three months ended September 30, 1999 and 1998 were 19.8% and 22.8%, respectively, and for the nine months ended September 30, 1999 and 1998, 21.5% and 24.1%, respectively. The decrease is due primarily to costs associated with excess manufacturing capacity; depreciation, depletion and amortization being fixed in nature; low utilization of seismic assets and pricing pressure, partially offset by cost reductions.

SELLING, GENERAL AND ADMINISTRATIVE

         Excluding unusual and nonrecurring items, selling, general and administrative ("SG&A") expenses as a percentage of consolidated revenues for the three months ended September 30, 1999 and 1998 were 14.6% and 13.3%, respectively, and for the nine months ended September 30, 1999 and 1998, 14.5% and 12.1%, respectively. While these costs are down on an absolute basis, the increase as a percentage of consolidated revenues is due primarily to these costs being more fixed in nature producing a slower rate of decline than consolidated revenues.

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

                                                                                               Accrued
                                              Total                                           Balance at
                                              Cash           Paid in          Paid in        September 30,
                                            Provisions         1998             1999             1999
                                           -------------   -------------    -------------    -------------
Cash costs
   Severance for approximately 5,200
     employees                             $        58.0   $       (24.2)   $       (29.8)   $         4.0
   Integration costs, abandoned leases
     and other contractual obligations              29.8           (12.0)            (9.4)             8.4
   Environmental accruals                            8.8            (4.3)            (2.3)             2.2
   Other cash costs (includes litigation
     accruals)                                      21.4            (4.7)            (5.5)            11.2
                                           -------------   -------------    -------------    -------------
Total                                      $       118.0   $       (45.2)   $       (47.0)   $        25.8
                                           =============   =============    =============    =============

         The Company expects that, of the $25.8 million accrual at September 30, 1999, $5.2 million will be spent by December 31, 1999, with the remaining accrual relating to contractual obligations, anticipated legal settlements and environmental remediation to be spent during 2000 and after.

MERGER RELATED CHARGES - 1998

         In connection with the merger with Western Atlas Inc. (the "Merger"), in 1998 the Company recorded Merger related costs of $217.5 million. Cash provisions of the Merger related costs totaled $159.3 million. The categories of costs incurred, the actual cash payments made and the accrued balances at September 30, 1999 are summarized below:

                                                                                       Accrued
                                      Total                                           Balance at
                                      Cash           Paid in          Paid in        September 30,
                                    Provisions         1998             1999             1999
                                   -------------   -------------    -------------    -------------
Cash costs
  Transaction costs                $        51.5   $       (46.9)   $        (2.9)   $         1.7
  Employee costs                            87.2           (66.2)            (9.3)            11.7
  Other merger integration costs            20.6            (9.0)            (6.4)             5.2
                                   -------------   -------------    -------------    -------------
Total                              $       159.3   $      (122.1)   $       (18.6)   $        18.6
                                   =============   =============    =============    =============

         The Company expects that, of the $18.6 million accrual at September 30, 1999, $5.2 million will be spent by December 31, 1999 and $2.4 million will be spent by December 31, 2000, with the remaining accrual being spent over the remaining life of the related contractual obligations.

INTEREST EXPENSE

         Interest expense for the three and nine months ended September 30, 1999 increased $1.3 million and $15.1 million, respectively, compared to the corresponding periods in 1998. These increases were due to higher debt levels that funded capital expenditures and working capital.

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

CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

         Net cash inflows from operating activities of continuing operations were $384.3 million and $489.9 million for the nine months ended September 30, 1999 and 1998, respectively. The reduction in cash flow from operations is due to lower net income, after including the noncash portion of nonrecurring items, payments on accruals for merger and nonrecurring related items of $65.6 million and decreases in accounts payable and other accrued liabilities caused by lower business levels. This was offset by reductions in receivables and inventory resulting from activity declines and additional management focus.

INVESTING ACTIVITIES

         Net cash outflows from investing activities of continuing operations were $405.3 million and $1,311.7 million for the nine months ended September 30, 1999 and 1998, respectively.

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

FINANCING ACTIVITIES

         Net cash inflows from financing activities of continuing operations were $35.4 million and $804.8 million for the nine months ended September 30, 1999 and 1998, respectively. Total debt outstanding at September 30, 1999 was $2,885.8 million, compared to $2,770.7 million at December 31, 1998. The debt to equity ratio was 0.90 at September 30, 1999 compared to 0.88 at December 31, 1998.

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

YEAR 2000 ISSUE

         In "Year 2000 Issue", the Company has given certain forward looking information. This information has not been revised from the information provided in the Form 10-Q for the quarter ended September 30, 1999 because it was not affected by the restatement. For current information regarding the Year 2000 Issue, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Issue" in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999.

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

         Earlier in 1999, older versions of INTEQ's PC-based surface data acquisition systems were not Y2K compliant. INTEQ has released for distribution Y2K compliant products for its well planning and surface logging products. INTEQ has also released a Y2K compliant version of its MSS Surface software that supports its measurement while drilling, surface logging system and RigLink products and services. This re-mediation began in 1997 with the replacement of nonY2K compliant personal computers and is expected to be completed by late 1999. Finally, INTEQ has released a Y2K compliant version of its Survey product line (SSP). All of the Y2K compliant versions of these products are expected to be fully deployed by year-end. To the extent that these products are not fully deployed, INTEQ has developed a contingency plan to prevent field personnel from becoming confused by incorrect dates on reports generated by these products.

         The Company's Western Geophysical operating division relies heavily upon Global Positioning System ("GPS") equipment that the U.S. Navy operates. The noncompliance of this equipment was a known problem outside the control of the Company that affected other businesses, the government, the military services and individuals that rely upon GPS services, including most of the Company's competitors. Based upon information obtained from the U.S. government, this system was remediated during early 1999. The Company is not aware of any contingency system that its GPS receivers can utilize if the government's remediation efforts were somehow unsuccessful. A failure to correct the Y2K problems of this equipment could have a material adverse impact on the Company's results of operations. The Company has addressed its known GPS concerns and did not experience any operational disruption due to GPS failure during the government's GPS week-number rollover, which occurred on August 21, 1999.

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

         E&P Solutions obtains oil and gas interpretation systems from third party vendors. E&P Solutions has completed implementation of compliant versions of this software at the majority of its locations.

         The Company's customers ordinarily contract for helicopter and fixed-wing air transport services to transport Company personnel and equipment to customer oil and gas operations sites. Often these services are provided by smaller aircraft operators. The Company believes that many of these operators have not yet adequately addressed their Y2K compliance needs. If a material number of these operators experience flight disruptions because of Y2K non-compliance, the Company's customers could have difficulties in obtaining transport services, which in turn, could delay the Company in providing its products and services to its customers. The Company has identified the air transport services that it believes are Y2K compliant and will seek to utilize these services as its sources of service.

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

EMERGENCY OPERATIONS DURING CRITICAL Y2K PERIODS

         The Company monitored its operations that rely upon the Global Positioning System ("GPS") during the GPS week-number rollover which occurred on August 21, 1999. The company experienced four incidents with receivers that were warranted as compliant by the manufacturer. These incidents did not disrupt operations or result in any lost seismic data or survey time.

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

EURO CONVERSION

         In "Euro Conversion", the Company has given certain forward looking information. This information has not been revised from the information provided in the Form 10-Q for the quarter ended September 30, 1999 because it was not affected by the restatement. For current information regarding the Year 2000 Issue, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Euro Conversion" in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999.

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


Date:  April 10, 2000                 By  /s/ ALAN J. KEIFER
                                      ------------------------------------------
                                      Vice President and Controller

                               INDEX TO EXHIBITS

EXHIBIT
  NO.             DESCRIPTION
-------           -----------
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