Form 10-Q
period 2000-03-31
BAKER HUGHES INC
filed 2000-05-12
CIK 808362

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

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


Class                                                 Outstanding at May 1, 2000
Common Stock, $1.00 par value per share                       330,211,170 shares

                                      INDEX

                                                                                                                          PAGE NO.
                                                                                                                          --------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Condensed Statements of Operations - Three months ended
        March 31, 2000 and 1999                                                                                              2

        Consolidated Condensed Statements of Financial Position - March 31, 2000
        and December 31, 1999                                                                                                3

        Consolidated Condensed Statements of Cash Flows - Three months ended
        March 31, 2000 and 1999                                                                                              4

        Notes to Consolidated Condensed Financial Statements                                                                 5

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                                                                        9

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                                          17

PART II - OTHER INFORMATION                                                                                                 18

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In millions, except per share amounts)
                                   (Unaudited)


                                                                  Three Months Ended March 31,
                                                                 ------------------------------
                                                                     2000              1999
                                                                 ------------      ------------
Revenues                                                         $    1,157.3      $    1,214.4
                                                                 ------------      ------------
Costs and expenses:
  Costs of revenues                                                     920.6             937.1
  Selling, general and administrative                                   174.4             171.6
                                                                 ------------      ------------
    Total                                                             1,095.0           1,108.7
                                                                 ------------      ------------

Operating income                                                         62.3             105.7
Interest expense                                                        (42.1)            (38.7)
Interest income                                                           0.5               2.2
Gain on trading securities                                                7.1                --
                                                                 ------------      ------------

Income from continuing operations before income taxes                    27.8              69.2
Income taxes                                                             (9.4)            (23.4)
                                                                 ------------      ------------

Income from continuing operations                                        18.4              45.8
Loss from discontinued operations, net of tax                              --              (1.4)
                                                                 ------------      ------------
Net income                                                       $       18.4      $       44.4
                                                                 ============      ============

Basic earnings per share:
  Income from continuing operations                              $       0.06      $       0.14
  Discontinued operations, net of tax                                      --                --
                                                                 ------------      ------------
  Net income                                                     $       0.06      $       0.14
                                                                 ============      ============

Diluted earnings per share:
  Income from continuing operations                              $       0.06      $       0.14
  Discontinued operations, net of tax                                      --                --
                                                                 ------------      ------------
  Net income                                                     $       0.06      $       0.14
                                                                 ============      ============

Cash dividends per share                                         $      0.115      $      0.115
                                                                 ============      ============

     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
             CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                                  (In millions)
                                   (Unaudited)


                                                                        March 31,       December 31,
                                                                          2000              1999
                                                                      ------------      ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                           $       30.4      $       16.9
  Accounts receivable, net                                                 1,085.7           1,011.4
  Inventories                                                                804.3             800.0
  Net assets of discontinued operations                                      275.8             278.3
  Other current assets                                                       218.1             223.2
                                                                      ------------      ------------
    Total current assets                                                   2,414.3           2,329.8

Property, net                                                              2,050.8           2,010.2
Goodwill and other intangibles, net                                        1,679.0           1,694.9
Multiclient seismic data and other assets                                    971.1           1,004.9
                                                                      ------------      ------------
    Total assets                                                      $    7,115.2      $    7,039.8
                                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                    $      368.8      $      380.9
  Short-term borrowings and current portion of long-term debt                113.2             108.1
  Accrued employee compensation                                              182.5             165.5
  Other current liabilities                                                  323.7             345.7
                                                                      ------------      ------------
    Total current liabilities                                                988.2           1,000.2
                                                                      ------------      ------------

Long-term debt                                                             2,795.1           2,706.0
                                                                      ------------      ------------
Deferred income taxes                                                         51.4              35.1
                                                                      ------------      ------------
Deferred revenue and other long-term liabilities                             239.0             227.4
                                                                      ------------      ------------

Stockholders' equity:
  Common stock                                                               330.1             329.8
  Capital in excess of par value                                           2,986.7           2,981.1
  Accumulated deficit                                                        (71.1)            (51.5)
  Accumulated other comprehensive loss                                      (204.2)           (188.3)
                                                                      ------------      ------------
    Total stockholders' equity                                             3,041.5           3,071.1
                                                                      ------------      ------------
    Total liabilities and stockholders' equity                        $    7,115.2      $    7,039.8
                                                                      ============      ============

     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                            Three Months Ended March 31,
                                                                           ------------------------------
                                                                               2000              1999
                                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                                          $       18.4      $       45.8
Adjustments to reconcile income from continuing operations to net cash flow from operating activities:
  Depreciation, depletion and amortization                                        165.0             200.6
  (Benefit) provision for deferred income taxes                                    (7.1)             10.5
  (Gain) loss on disposal of assets                                               (17.7)             13.2
  Gain on trading securities                                                       (7.1)               --
  Change in accounts receivable                                                   (75.6)            117.4
  Change in inventories                                                            (5.6)             65.4
  Change in accounts payable                                                      (15.0)            (96.2)
  Change in accrued employee compensation and other current
    liabilities                                                                    (5.2)           (148.0)
  Change in deferred revenue and other long-term liabilities                       12.1             (16.8)
  Changes in other assets and liabilities                                          25.3             (47.8)
                                                                           ------------      ------------
Net cash flows from continuing operations                                          87.5             144.1
Net cash flows from discontinued operations                                         1.2               1.8
                                                                           ------------      ------------
Net cash flows from operating activities                                           88.7             145.9
                                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for capital assets and multiclient seismic data                   (195.7)           (221.3)
  Proceeds from disposal of assets                                                 28.6               5.0
  Proceeds from sale of trading securities                                         34.3                --
                                                                           ------------      ------------
Net cash flows from continuing operations                                        (132.8)           (216.3)
Net cash flows from discontinued operations                                         (.7)             (1.3)
                                                                           ------------      ------------
Net cash flows from investing activities                                         (133.5)           (217.6)
                                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) from commercial paper,
    revolving credit facilities and short-term debt                                94.8            (740.6)
  Repayment of matured indebtedness                                                  --            (150.0)
  Net proceeds from issuance of notes                                                --           1,010.7
  Proceeds from issuance of common stock                                            4.4               2.8
  Dividends                                                                       (38.0)            (37.6)
                                                                           ------------      ------------
Net cash flows from continuing operations                                          61.2              85.3
Net cash flows from discontinued operations                                         (.5)               --
                                                                           ------------      ------------
Net cash flows from financing activities                                           60.7              85.3
                                                                           ------------      ------------

Effect of exchange rate changes on cash                                            (2.4)             (3.3)
                                                                           ------------      ------------
Increase in cash and cash equivalents                                              13.5              10.3
Cash and cash equivalents, beginning of period                                     16.9              19.5
                                                                           ------------      ------------
Cash and cash equivalents, end of period                                   $       30.4      $       29.8
                                                                           ============      ============

Income taxes paid                                                          $       23.4      $       35.5
Interest paid                                                              $       52.0      $       29.8

     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

GENERAL

         In the opinion of Baker Hughes Incorporated ("Baker Hughes" or the "Company"), the unaudited consolidated condensed financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company's consolidated financial position as of March 31, 2000, its consolidated results of operations for the three months ended March 31, 2000 and 1999 and its consolidated cash flows for the three months ended March 31, 2000 and 1999. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (see the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for the most recent annual financial statements prepared in accordance with generally accepted accounting principles). The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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


NOTE 2. COMPREHENSIVE INCOME

         Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. The Company's total comprehensive income is as follows:

                                                Three Months Ended
                                                     March 31,
                                           ------------------------------
                                               2000              1999
                                           ------------      ------------
Net income                                 $       18.4      $       44.4
Other comprehensive loss                          (15.9)            (15.2)
                                           ------------      ------------
  Total comprehensive income               $        2.5      $       29.2
                                           ============      ============


NOTE 3. INVENTORIES

         Inventories are comprised of the following:

                                             March 31,       December 31,
                                               2000              1999
                                           ------------      ------------
Finished goods                             $      637.0      $      651.0
Work in process                                    69.6              62.3
Raw materials                                      97.7              86.7
                                           ------------      ------------
  Total                                    $      804.3      $      800.0
                                           ============      ============

                            BAKER HUGHES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


NOTE 4. EARNINGS PER SHARE ("EPS")

         A reconciliation of the numerators and denominators of the basic and diluted EPS computations for income from continuing operations is as follows:

                                              Three Months Ended                Three Months Ended
                                                March 31, 2000                    March 31, 1999
                                        -----------------------------     -----------------------------
                                        Income From                       Income From
                                         Continuing                        Continuing
                                         Operations         Shares         Operations         Shares
                                        (Numerator)      (Denominator)    (Numerator)      (Denominator)
                                        ------------     ------------     ------------     ------------
Basic                                   $       18.4            329.9     $       45.8            327.2
Effect of dilutive securities:
  Stock plans                                                      .7                                .3
                                        ------------     ------------     ------------     ------------
Diluted                                 $       18.4            330.6     $       45.8            327.5
                                        ============     ============     ============     ============

         Securities excluded from the computation of diluted EPS for the three months ended March 31, 2000 that could have a potentially dilutive effect on basic EPS in the future were options to purchase 3.6 million shares and Liquid Yield Option Notes convertible into 7.2 million shares. Such dilutive securities were excluded as they would be anti-dilutive to basic EPS.


NOTE 5. SEGMENT AND RELATED INFORMATION

         The Company's eight divisions have separate management teams and infrastructures that offer different products and services. For segment reporting, these divisions have been aggregated into one segment - oilfield. The eight divisions - Baker Atlas, Baker Hughes INTEQ, Baker Oil Tools, Baker Petrolite, Centrilift, E&P Solutions, Hughes Christensen and Western Geophysical
- manufacture and sell equipment and provide services used in the drilling, completion, production and maintenance of oil and gas wells and in reservoir measurement and evaluation. The principal markets include all major oil and gas producing regions of the world including North America, Latin America, Europe, Africa, the Middle East and the Far East. Customers include major multi-national, independent and national or state-owned oil companies.

         Segment profit(loss) is based on income before income taxes, accounting changes, nonrecurring items and interest income and expense. Intersegment sales and transfers are not significant.

         Summarized segment financial information is shown in the following table. The "Corporate and Other" column includes corporate-related items, net interest expense and, as it relates to segment profit(loss), income and expense items not allocated to reportable segments. Net assets of discontinued operations, which are excluded from total assets in the following table, totaled $275.8 million and $278.3 million at March 31, 2000 and December 31, 1999, respectively.

                            BAKER HUGHES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


                                                             Corporate and
                                               Oilfield          Other             Total
                                             ------------    -------------      ------------
REVENUES
--------------------------------------------------------------------------------------------
Three months ended March 31, 2000            $    1,157.3     $         --      $    1,157.3
Three months ended March 31, 1999            $    1,214.4     $         --      $    1,214.4

SEGMENT PROFIT (LOSS)
--------------------------------------------------------------------------------------------
Three months ended March 31, 2000            $       91.6     $      (63.8)     $       27.8
Three months ended March 31, 1999            $      129.3     $      (60.1)     $       69.2

TOTAL ASSETS
--------------------------------------------------------------------------------------------
As of March 31, 2000                         $    6,351.9     $      487.5      $    6,839.4
As of December 31, 1999                      $    6,297.7     $      463.8      $    6,761.5

         The following table presents the details of "Corporate and Other" segment profit(loss):

                                                             Three Months Ended
                                                                 March 31,
                                                       ------------------------------
                                                           2000              1999
                                                       ------------      ------------
Corporate expenses                                     $      (29.3)     $      (23.6)
Interest-net                                                  (41.6)            (36.5)
Gain on trading securities                                      7.1                --
                                                       ------------      ------------
  Total                                                $      (63.8)     $      (60.1)
                                                       ============      ============


NOTE 6. DISCONTINUED OPERATIONS

         On February 16, 2000, the Company's Board of Directors approved, in principle, a plan to sell the Company's Baker Process division. Baker Process manufacturers and sells process equipment for separating solids from liquids and liquids from liquids through filtration, sedimentation, centrifugation and flotation processes. Accordingly, the operations of Baker Process (which were previously accounted for as a segment) are reflected as discontinued operations. The Company has retained an investment-banking firm to manage the sale process. Income (loss) from discontinued operations for all respective periods presented includes interest expense allocated on the basis of the net assets of Baker Process compared to the Company's stockholders' equity and consolidated debt. Corporate, general and administrative costs of the Company were not allocated to Baker Process for any of the periods presented.

         Certain information with respect to discontinued operations of Baker Process is as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                       -----------------------------
                                                           2000             1999
                                                       ------------     ------------
Revenue                                                $       83.5     $      110.8
                                                       ============     ============
Allocated interest expense                                      2.1              1.8
                                                       ============     ============

Loss before income taxes                                         --             (2.1)
Benefits for income taxes                                        --               .7
                                                       ------------     ------------
Loss from discontinued operations of Baker Process     $         --     $       (1.4)
                                                       ============     ============

                            BAKER HUGHES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


         Net assets of Baker Process are as follows:

                                         As of            As of
                                        March 31,      December 31,
                                      ------------     ------------
                                          2000             1999
                                      ------------     ------------
Current assets                        $      226.7     $      234.9
Noncurrent assets                            179.8            185.8
                                      ------------     ------------
  Total assets                               406.5            420.7
                                      ------------     ------------
Current liabilities                          117.3            132.0
Noncurrent liabilities                        13.4             10.4
                                      ------------     ------------
  Total liabilities                          130.7            142.4
                                      ------------     ------------
Net assets of Baker Process           $      275.8     $      278.3
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

         Baker Hughes' expectations regarding its level of capital expenditures described in "--Capital Resources and Liquidity -- Investing Activities" below are only its forecasts regarding these matters. In addition to the factors described in the previous paragraph and in "--Business Environment," these forecasts may be substantially different from actual results, which are affected by the following factors: the accuracy of the Company's estimates regarding its spending requirements; regulatory, legal and contractual impediments to spending reduction measures; the occurrence of any unanticipated acquisition or research and development opportunities; changes in the Company's strategic direction; and the need to replace any unanticipated losses in capital assets.

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

         The business environment for the Company and its corresponding operating results can be significantly affected by the level of industry capital expenditures for the exploration and production of oil and gas reserves. These expenditures are influenced strongly by oil company expectations about the supply and demand for crude oil and natural gas products and by the energy price environment that results from supply and demand imbalances. These expenditures are further influenced by a fundamental change in the Company's customer base and in their approaches toward relationships with suppliers. The Company's largest customers have consolidated and are using their global size and market power to seek economies of scale and pricing concessions.

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

OIL AND GAS PRICES

         Crude oil and natural gas prices are summarized in the table below as averages for the periods indicated. While reading the Company's outlook set forth below, caution is advised that the factors described above in "-Forward-Looking Statements" and "-Business Environment" could negatively impact the Company's expectations for oil demand, oil and gas prices, and drilling activity.

         Generally, customer expectations about their prospects from oil and gas sales and customer expenditures to explore for or produce oil and gas rise or fall with corresponding changes in the prices of oil or natural gas. Accordingly, changes in these expenditures will normally result in increased or decreased demand for the Company's products and services.


                                                                 Three Months Ended
                                                                     March 31,
                                                           -----------------------------
                                                               2000             1999
                                                           ------------     ------------
         West Texas Intermediate Crude ($/bbl)             $      28.85     $      12.95
         U.S. Spot Natural Gas ($/mcf)                     $       2.53     $       1.71


         In the three months ended March 31, 2000 oil prices averaged $28.85/bbl, ranging from a low of $24.87/bbl to a high of $31.21/bbl. Oil prices increased from prior year levels due to sustained adherence to agreements to reduce production in both OPEC and non-OPEC countries coupled with a resurgence of worldwide demand growth led by a recovery of certain Asian markets and a return to colder winter weather. The resulting decrease in global oil inventories (particularly in North America) provided increased stability in the market and stronger price support.

         U.S. natural gas prices strengthened in the three months ended March 31, 2000 compared to the three months ended March 31, 1999, averaging $2.53/mcf and ranging from a low of $2.11/mcf to a high of $2.82/mcf. The increase is due to an apparent reduction in available gas supply brought about by the sustained reduction in gas directed drilling in the U.S. experienced from January 1998 to June 1999.

ROTARY RIG COUNTS

         The Baker Hughes rotary rig counts are summarized in the table below as averages for the periods indicated. While reading the Company's outlook set forth below, caution is advised that the factors described above in "-Forward-Looking Statements" and "-Business Environment" could negatively impact the Company's expectations for oil demand, oil and gas prices, and drilling activity.

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


                                                                      Three Months Ended
                                                               -------------------------------
                                                               March 31, 2000   March 31, 1999
                                                               --------------   --------------

               U.S. - Land                                                647              448
               U.S. - Offshore                                            124              103
               Canada                                                     473              290
                                                                 ------------     ------------
                     North America                                      1,244              841
                                                                 ------------     ------------
               Latin America                                              189              180
               North Sea                                                   37               45
               Other Europe                                                36               42
               Africa                                                      41               53
               Middle East                                                143              147
               Asia pacific                                               130              152
                                                                 ------------     ------------
                     International                                        576              619
                                                                 ------------     ------------
               Worldwide                                                1,820            1,460
                                                                 ============     ============

               U.S. Workover                                            1,000              718
                                                                 ============     ============


OUTLOOK

         Oil prices are expected to continue to moderate throughout 2000 from their highs in late 1999 as the OPEC production cuts agreed to in 1999 expire and additional oil supply becomes available to the market. Prices for benchmark West Texas Intermediate Oil are expected to move in the range of $22 to $27/bbl during 2000.

         U.S. natural gas prices are expected to remain strong throughout 2000 averaging between $2.20 and $3.20 per mcf as lower storage levels, increased demand and reduced supply pressure the market in the coming injection season.

         In response to the increased stability of the market, customer spending is expected to strengthen in 2000 with current estimates indicating increased global spending in the oil and gas industry in excess of 10% over 1999 levels. North American spending is expected to continue to increase throughout the year with both natural gas and oil as drivers of increased drilling and production activity. Outside North America, customer spending is expected to improve modestly in the second quarter and show accelerated improvement thereafter.

DISCONTINUED OPERATIONS

         On February 16, 2000, the Company's Board of Directors approved, in principle, a plan to sell the Company's Baker Process division, which manufacturers and sells process equipment for separating solids from liquids and liquids from liquids through filtration, sedimentation, centrifugation and floatation processes. Accordingly, the operations of Baker Process are reflected as discontinued operations. For further discussion see Note 6 of the Notes to Consolidated Financial Statements.

RESULTS OF CONTINUING OPERATIONS

REVENUES

         Revenues for the three months ended March 31, 2000 decreased 4.7% to $1,157.3 million compared to revenues of $1,214.4 million for the three months ended March 31, 1999. Revenues in North America for the three months ended March 31, 2000 increased 1.0% compared to the three months ended March 31, 1999. The slight increase in the North American revenues is reflective of the increased drilling activity in this area, as evidenced by a 48% increase in the rig count, and improved pricing for the Company's products and services offset by the ongoing weakness of the seismic market. Excluding revenues from the Company's seismic division, Western Geophysical, revenues in North America for the first quarter of 2000 were up 13% compared to the first quarter of 1999. Total revenues from North America for the three months ended March 31, 2000 account for 44% of total consolidated revenues.

         Outside North America, revenues for the three months ended March 31, 2000 decreased 8.7% compared to the three months ended March 31, 1999. This decline is reflective of the continued weakness in international drilling activity as evidenced by the 6.9% drop in the rotary rig counts outside North America.

GROSS MARGIN

         Gross margin for the three months ended March 31, 2000 and 1999 was 20.5% and 22.8%, respectively. The decrease is due primarily to continued weakness in the seismic market which has a higher fixed cost base than other product lines.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative ("SG&A") expense as a percent of consolidated revenues for the three months ended March 31, 2000 and 1999, was 15.1% and 14.1%, respectively. Despite cost reduction efforts during 1999, SG&A did not decline as a percentage of revenue due to several factors. These factors include nonrecurring severance expense during the three months ended March 31, 2000 and the fact that SG&A expenses are generally more fixed in nature.

MERGER RELATED COSTS

         In connection with the merger with Western Atlas Inc. (the "Merger"), in 1998 the Company recorded Merger related costs of $217.5 million. Cash provisions of the Merger related costs totaled $159.3 million. The categories of costs incurred, the actual cash payments made, adjustments to the accruals and the accrued balances at March 31, 2000 are summarized below:


                                                                                                                         Accrued
                                            Total        Amounts         Amounts       Adjustments       Amounts        Balance at
                                            Cash         Paid in         Paid in           in            Paid in         March 31,
                                         Provisions        1998            1999           1999             2000            2000
                                         ----------     ----------      ----------     -----------      ----------      ----------
Cash costs
  Transaction costs                      $     51.5     $    (46.9)     $     (3.3)                     $     (0.1)     $      1.2
  Employee costs                               87.2          (66.2)          (10.0)     $     (0.2)           (0.1)           10.7
  Other merger integration costs               20.6           (9.0)           (7.5)           (1.4)           (0.5)            2.2
                                         ----------     ----------      ----------      ----------      ----------      ----------
Total                                    $    159.3     $   (122.1)     $    (20.8)     $     (1.6)     $     (0.7)     $     14.1
                                         ==========     ==========      ==========      ==========      ==========      ==========


         The Company expects that, of the $14.1 million accrual at March 31, 2000, $3.6 million will be spent by December 31, 2000 with the remaining accrual being spent over the remaining life of the related contractual obligations.

UNUSUAL AND OTHER NONRECURRING CHARGES

1999

         As a result of continuing low activity levels, predominantly for the Company's seismic products and services, the Company recorded charges during the fourth quarter of 1999 totaling $122.8 million. Cash provisions of the charges totaled $50.7 million. The categories of costs incurred, the actual cash payments and the accrued balances at March 31, 2000 are summarized below:


                                                                                                                        Accrued
                                                                     Total          Amounts           Amounts          Balance at
                                                                     Cash           Paid in           Paid in           March 31,
                                                                  Provisions          1999              2000              2000
                                                                 ------------     ------------      ------------      ------------
Cash charges
  Severance for approximately 800 employees                      $       12.5     $       (2.2)     $       (5.0)     $        5.3
  Lease termination and other contractual obligations                    36.0             (1.5)             (4.3)             30.2
  Other cash charges                                                      2.2               --              (0.1)              2.1
                                                                 ------------     ------------      ------------      ------------
Total                                                            $       50.7     $       (3.7)     $       (9.4)     $       37.6
                                                                 ============     ============      ============      ============


         The Company expects that all of the $37.6 million accrual will be spent by December 31, 2000.

1998

         In 1998, as a result of a sharp decline in the demand for the Company's products and services, and to adjust to the lower level of activity, the Company assessed its overall operations and recorded charges of $551.9 million. Cash provisions of the charges totaled $118.0 million. The categories of costs incurred, the actual cash payments and the accrued balances at March 31, 2000 are summarized below:


                                                                                                                        Accrued
                                                Total        Amounts       Amounts      Adjustments      Amounts       Balance at
                                                Cash         Paid in       Paid in          in           Paid in        March 31,
                                             Provisions       1998           1999          1999            2000           2000
                                             ----------    ----------     ----------    -----------     ----------     ----------
Cash costs
  Severance for approximately
   5,200 employees                           $     58.0    $    (24.2)    $    (31.2)    $     (1.3)    $     (0.4)    $      0.9
  Integration costs, abandoned leases
   and other contractual obligations               29.8         (12.0)         (11.9)            --           (0.8)           5.1
  Environmental accruals                            8.8          (4.3)          (3.6)            --           (0.9)            --
  Other cash costs (includes litigation
   accruals)                                       21.4          (4.7)          (5.5)          (1.1)            --           10.1
                                             ----------    ----------     ----------     ----------     ----------     ----------
Total                                        $    118.0    $    (45.2)    $    (52.2)    $     (2.4)    $     (2.1)    $     16.1
                                             ==========    ==========     ==========     ==========     ==========     ==========


         The Company expects that, of the $16.1 million accrual at March 31, 2000, $6.6 million will be spent by December 31, 2000, with the remaining accrual relating to contractual obligations and anticipated legal settlements to be spent thereafter.

INTEREST EXPENSE

         Interest expense for the three months ended March 31, 2000 increased $3.4 million compared to 1999. These increases were due to higher debt levels that funded capital expenditures and working capital.

GAIN ON TRADING SECURITIES

         The Company currently holds equity securities of Tuboscope, Inc. In the fourth quarter of 1999, the Company announced its intention to sell its holdings of Tuboscope, Inc. and reclassified these holdings from available for sale securities to trading securities. During the first quarter of 2000, the Company recorded gains of $7.1 million including $2.7 million of unrealized gains related to these holdings.

INCOME TAXES

         The effective income tax rate is 33.8% for both the three months ended March 31, 2000 and 1999.

CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

         Net cash inflows from operating activities of continuing operations were $87.5 million and $144.1 million for the three months ended March 31, 2000 and 1999, respectively. The reduction in cash flow is due to lower net income and an increase in working capital due to increased activity levels.

INVESTING ACTIVITIES

         Net cash outflows from investing activities of continuing operations were $132.8 million and $216.3 million for the three months ended March 31, 2000 and 1999. The decrease is due primarily to reduced expenditures for capital assets.

         The Company currently expects 2000 capital expenditures to be between $600.0 million to $650.0 million excluding any acquisitions. Funds provided from operations and outstanding lines of credit are expected to be adequate to meet future capital expenditure requirements.

         Proceeds from the disposal of assets generated $28.6 million and $5.0 million for the three months ended March 31, 2000 and 1999, respectively. Proceeds from the sale of Tuboscope, Inc. common stock generated $34.3 million in the three months ended March 31, 2000.

         The words "expected" and "expects" are intended to identify Forward-Looking Statements in "Investing Activities". See "-Forward-Looking Statements" and "-Business Environment" above for a description of risk factors related to these Forward-Looking Statements.

FINANCING ACTIVITIES

         Net cash inflows from financing activities of continuing operations were $61.2 million and $85.3 million for the three months ended March 31, 2000 and 1999, respectively.

         Total debt outstanding at March 31, 2000 was $2,908.3 million, compared to $2,814.1 million at December 31, 1999. The increase in debt is primarily due to increased borrowings from commercial paper and revolving credit facilities that funded capital expenditures, dividends and increases in working capital. The debt to equity ratio was 0.96 at March 31, 2000 compared to 0.92 at December 31, 1999.

         At December 31, 1999, the Company had $1,458.3 million of credit facilities with commercial banks, of which $1,000.0 million was committed. These facilities are subject to normal banking terms and conditions that do not significantly restrict the Company's activities.

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

         SFAS No. 133 is effective, as amended, for all quarters of fiscal years beginning after June 15, 2000. Retroactive application to periods prior to adoption is not allowed. The Company will adopt the standard in the first quarter of 2001. The Company has not quantified the impact of the adoption of SFAS No. 133 on its consolidated financial statements.

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

         ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES


         At March 31, 2000, the Company had outstanding two crude oil swap agreements designated as hedges against price risk associated with production in its E&P Solutions division. Under these agreements, the Company pays the West Texas Intermediate price quoted on the Nymex futures exchange and receives a fixed price. Notional volumes hedged were 150,000 bbl/month for March to June 2000, 225,000 bbl/month for July to September 2000, and 225,000 bbl/month for October to December 2000, with average swap prices of $29.11, $25.74 and $24.74, respectively. At March 31, 2000, the contracts had a fair market value of $1.6 million. These contracts have been designated as hedges, and any gains or losses resulting from market changes will be offset by gains or losses on the hedged production.

         At March 31, 2000, the Company had Australian Dollar denominated commitments of $2.5 million primarily related to the purchase of seismic equipment. The Company entered into forward exchange contracts with notional amounts of $2.5 million as a hedge to these commitments. At March 31, 2000, the Company also held Japanese Yen denominated accounts receivable of $0.7 million related to a sales agreement. The Company entered into a forward exchange contract as a hedge for substantially all of this receivable. At March 31, 2000, the fair market values of these contracts were $2.4 million and $0.8 million, respectively.

         Certain borrowings of the Company are denominated in currencies other than its functional currency. At March 31, 2000, these nonfunctional currency borrowings totaled $0.7 million with primary exposures between the U.S. Dollar and the Brazilian Real, and between the U.S. Dollar and the British Pound. A 10% appreciation of the U.S. Dollar against these currencies would not have a significant effect on the future earnings of the Company.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         The Company has been named as a defendant in a number of shareholder class action securities fraud suits following the Company's announcement on December 8, 1999 regarding accounting issues it discovered at its INTEQ division. The Company previously restated in a Form 10-K for its year ended December 31, 1999 and in Forms 10-Q/A for each of the three month periods ended March 31, June 30 and September 30, 1999 certain of its prior period financial statements as a result of these issues. These suits will be consolidated into one lawsuit pursuant to the Private Securities Litigation Reform Act of 1995. The Company believes the allegations in these suits are without merit, and the Company intends to vigorously defend the suits. Even so, an adverse outcome in this class action litigation could have an adverse effect on the Company's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

         (27) Financial Data Schedule

         (b) Reports on Form 8-K:

              A report on Form 8K was filed with the Commission on February 2, 2000, reporting the resignation of Max L. Lukens who held the positions of Chairman of the Board, President and Chief Executive officer. Joe B. Foster, a director of the Company, has been appointed interim Chairman, President and Chief Executive Officer until a new Chief Executive is selected. The Company also reported the resignation of Thomas R. Bates, Jr., Senior Vice President.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            BAKER HUGHES INCORPORATED
                                  (REGISTRANT)



Date:  May 11, 2000                          By  /s/ G. STEPHEN FINLEY
                                             -----------------------------------
                                             Sr. Vice President - Finance and
                                             Administration and Chief
                                             Financial Officer


Date:  May 11, 2000                          By  /s/ ALAN J. KEIFER
                                             -----------------------------------
                                             Vice President and Controller

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

  27                     Financial Data Schedule