Form 10-Q
period 2000-06-30
BAKER HUGHES INC
filed 2000-08-14
CIK 808362

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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


Class                                               Outstanding at July 28, 2000
Common Stock, $1.00 par value per share                       330,708,012 shares

                                      INDEX

                                                                                                PAGE NO.
                                                                                                --------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Condensed Statements of Operations - Three months and six months
         ended June 30, 2000 and 1999                                                              2

         Consolidated Condensed Statements of Financial Position - June 30, 2000
         and December 31, 1999                                                                     3

         Consolidated Condensed Statements of Cash Flows - Six months ended
         June 30, 2000 and 1999                                                                    4

         Notes to Consolidated Condensed Financial Statements                                      5

Item 2. Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                           10

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                19

PART II - OTHER INFORMATION                                                                       20

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In millions, except per share amounts)
                                   (Unaudited)

                                                          Three Months Ended          Six Months Ended
                                                               June 30,                   June 30,
                                                       ------------------------    ----------------------
                                                          2000          1999         2000         1999
                                                       ----------    ----------    ---------    ---------
Revenues                                               $  1,174.5    $  1,110.8    $ 2,331.7    $ 2,325.2
                                                       ----------    ----------    ---------    ---------
Costs and expenses:
  Costs of revenues                                         904.7         870.3      1,825.3      1,807.4
  Selling, general and administrative                       166.8         151.1        341.1        322.7
  Unusual credit                                            (18.4)        (33.3)       (18.4)       (33.3)
                                                       ----------    ----------    ---------    ---------
    Total                                                 1,053.1         988.1      2,148.0      2,096.8
                                                       ----------    ----------    ---------    ---------

Operating income                                            121.4         122.7        183.7        228.4
Interest expense                                            (41.9)        (40.2)       (84.0)       (78.9)
Interest income                                               0.5           1.3          1.0          3.5
Gain on trading securities                                   10.1            --         17.2           --
                                                       ----------    ----------    ---------    ---------

Income from continuing operations before income
   taxes                                                     90.1          83.8        117.9        153.0
Income taxes                                                (29.2)        (12.4)       (38.6)       (35.8)
                                                       ----------    ----------    ---------    ---------

Income from continuing operations                            60.9          71.4         79.3        117.2
Loss from discontinued operations, net of tax                  --          (2.9)          --         (4.3)
                                                       ----------    ----------    ---------    ---------
Net income                                             $     60.9    $     68.5    $    79.3    $   112.9
                                                       ==========    ==========    =========    =========

Basic earnings per share:
  Income from continuing operations                    $     0.18    $     0.22    $    0.24    $    0.36
  Discontinued operations, net of tax                          --         (0.01)          --        (0.02)
                                                       ----------    ----------    ---------    ---------
  Net income                                           $     0.18    $     0.21    $    0.24    $    0.34
                                                       ==========    ==========    =========    =========

Diluted earnings per share:
  Income from continuing operations                    $     0.18    $     0.22    $    0.24    $    0.36
  Discontinued operations, net of tax                          --         (0.01)          --        (0.02)
                                                       ----------    ----------    ---------    ---------
  Net income                                           $     0.18    $     0.21    $    0.24    $    0.34
                                                       ==========    ==========    =========    =========
Cash dividends per share                               $    0.115    $    0.115    $    0.23    $    0.23
                                                       ==========    ==========    =========    =========


     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
             CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                                  (In millions)
                                   (Unaudited)


                                                                      June 30,     December 31,
                                                                        2000           1999
                                                                     ----------    ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                          $     56.1    $       16.9
  Accounts receivable, net                                              1,055.7         1,011.4
  Inventories                                                             808.3           800.0
  Net assets of discontinued operations                                   245.5           278.3
  Other current assets                                                    226.6           223.2
                                                                     ----------    ------------
    Total current assets                                                2,392.2         2,329.8

Property, net                                                           2,001.0         2,010.2
Goodwill and other intangibles, net                                     1,663.9         1,694.9
Multiclient seismic data and other assets                                 990.3         1,004.9
                                                                     ----------    ------------
    Total assets                                                     $  7,047.4    $    7,039.8
                                                                     ==========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                   $    335.9    $      380.9
  Short-term borrowings and current portion of long-term debt              90.4           108.1
  Accrued employee compensation                                           194.0           165.5
  Other current liabilities                                               262.4           345.7
                                                                     ----------    ------------
    Total current liabilities                                             882.7         1,000.2
                                                                     ----------    ------------

Long-term debt                                                          2,798.1         2,706.0
                                                                     ----------    ------------
Deferred income taxes                                                      99.7            35.1
                                                                     ----------    ------------
Deferred revenue and other long-term liabilities                          218.3           227.4
                                                                     ----------    ------------

Stockholders' equity:
  Common stock                                                            330.7           329.8
  Capital in excess of par value                                        2,997.2         2,981.1
  Accumulated deficit                                                     (48.2)          (51.5)
  Accumulated other comprehensive loss                                   (231.1)         (188.3)
                                                                     ----------    ------------
    Total stockholders' equity                                          3,048.6         3,071.1
                                                                     ----------    ------------
    Total liabilities and stockholders' equity                       $  7,047.4    $    7,039.8
                                                                     ==========    ============

     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                                Six Months Ended
                                                                                   June 30,
                                                                           ------------------------
                                                                              2000          1999
                                                                           ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                                          $     79.3    $    117.2
Adjustments to reconcile income from continuing operations to net cash flow from operating activities:
  Depreciation, depletion and amortization                                      305.2         398.6
  Provision (benefit) for deferred income taxes                                  34.4         (13.3)
  Noncash portion of nonrecurring items                                            --           3.2
  Gain on disposal of assets                                                    (25.6)        (42.7)
  Gain on sale of MPD unit                                                       (5.9)           --
  Gain on trading securities                                                    (17.2)           --
  Change in accounts receivable                                                 (46.9)        190.8
  Change in inventories                                                         (24.3)        120.6
  Change in accounts payable                                                    (43.1)       (121.9)
  Change in accrued employee compensation and other current
    liabilities                                                                 (53.6)       (190.7)
  Change in deferred revenue and other long-term liabilities                     (8.7)        (91.7)
  Changes in other assets and liabilities                                         4.7        (103.6)
                                                                           ----------    ----------
Net cash flows from continuing operations                                       198.3         266.5
Net cash flows from discontinued operations                                      (8.4)          4.7
                                                                           ----------    ----------
Net cash flows from operating activities                                        189.9         271.2
                                                                           ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for capital assets and multiclient seismic data                 (316.4)       (382.1)
  Proceeds from disposal of assets                                               64.3          79.9
  Proceeds from sale of MPD unit                                                 23.2            --
  Proceeds from sale of trading securities                                       58.6            --
                                                                           ----------    ----------
Net cash flows from continuing operations                                      (170.3)       (302.2)
Net cash flows from discontinued operations                                      12.0          (4.7)
                                                                           ----------    ----------
Net cash flows from investing activities                                       (158.3)       (306.9)
                                                                           ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) from commercial paper, revolving credit
    facilities and short-term debt                                               74.3        (751.9)
  Repayment of matured indebtedness                                                --        (150.0)
  Net proceeds from issuance of notes                                              --       1,010.7
  Proceeds from issuance of common stock                                         15.1           9.3
  Dividends                                                                     (75.9)        (75.3)
                                                                           ----------    ----------
Net cash flows from continuing operations                                        13.5          42.8
Net cash flows from discontinued operations                                      (3.6)           --
                                                                           ----------    ----------
Net cash flows from financing activities                                          9.9          42.8
                                                                           ----------    ----------

Effect of exchange rate changes on cash                                          (2.3)         (1.6)
                                                                           ----------    ----------
Increase in cash and cash equivalents                                            39.2           5.5
Cash and cash equivalents, beginning of period                                   16.9          19.5
                                                                           ----------    ----------
Cash and cash equivalents, end of period                                   $     56.1    $     25.0
                                                                           ==========    ==========

Income taxes paid                                                          $     58.8    $     86.0
Interest paid                                                              $     91.1    $     74.7


     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. GENERAL

         The unaudited consolidated condensed financial statements of Baker Hughes Incorporated and its subsidiaries ("Baker Hughes" or the "Company"), included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited consolidated condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. These unaudited consolidated condensed financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

         In the notes to the unaudited consolidated condensed financial statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated.


NOTE 2. COMPREHENSIVE INCOME

         Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. The components of the Company's comprehensive income, net of related tax, are as follows:

                                                    Three Months Ended               Six Months Ended
                                                         June 30,                        June 30,
                                               --------------------------      --------------------------
                                                 2000              1999          2000              1999
                                               --------          --------      --------          --------
Net income                                     $   60.9          $   68.5      $   79.3          $  112.9
Other comprehensive loss:
  Foreign currency translation adjustments        (26.9)             (0.8)        (42.8)            (17.8)
  Unrealized gains on securities                     --              17.7            --              19.5
                                               --------          --------      --------          --------
Total comprehensive income                     $   34.0          $   85.4      $   36.5          $  114.6
                                               ========          ========      ========          ========


NOTE 3. INVENTORIES

         Inventories are comprised of the following:

                                         June 30,         December 31,
                                           2000               1999
                                         --------         ------------
Finished goods                           $  647.2            $ 651.0
Work in process                              67.5               62.3
Raw materials                                93.6               86.7
                                         --------            -------
  Total                                  $  808.3            $ 800.0
                                         ========            =======

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


NOTE 4. EARNINGS PER SHARE ("EPS")

         A reconciliation of the numerators and denominators of the basic and diluted EPS computations for income from continuing operations is as follows:

                                                 Three Months Ended                          Three Months Ended
                                                   June 30, 2000                               June 30, 1999
                                      ---------------------------------------    ---------------------------------------
                                        Income From                                Income From
                                         Continuing                                Continuing
                                         Operations                Shares          Operations                 Shares
                                        (Numerator)            (Denominator)       (Numerator)            (Denominator)
                                      ---------------         ---------------    ---------------         ---------------
Basic                                     $ 60.9                   330.5             $ 71.4                   327.5
Effect of dilutive securities:
  Stock plans                                 --                     2.3                 --                     2.1
                                          ------                  ------             ------                  ------
Diluted                                   $ 60.9                   332.8             $ 71.4                   329.6
                                          ======                  ======             ======                  ======


                                                  Six Months Ended                            Six Months Ended
                                                   June 30, 2000                               June 30, 1999
                                      ---------------------------------------    ---------------------------------------
                                        Income From                                Income From
                                         Continuing                                Continuing
                                         Operations                Shares          Operations                 Shares
                                        (Numerator)            (Denominator)       (Numerator)            (Denominator)
                                      ---------------         ---------------    ---------------         ---------------
Basic                                     $ 79.3                   330.2             $ 117.2                  327.4
Effect of dilutive securities:
  Stock plans                                 --                     1.5                  --                    1.2
                                          ------                  ------             -------                 ------
Diluted                                   $ 79.3                   331.7             $ 117.2                  328.6
                                          ======                  ======             =======                 ======

         Securities excluded from the computation of diluted EPS that could have a potentially dilutive effect on basic EPS in the future were options to purchase 3.3 million shares and 3.4 million shares for the three and six months ended June 30, 2000, respectively, and Liquid Yield Option Notes convertible into 7.2 million shares for both the three and six months ended June 30, 2000. Such securities were excluded as they would be anti-dilutive to EPS.


NOTE 5. UNUSUAL AND OTHER NONRECURRING CHARGES

         During the second quarter of 2000 the Company recognized a gain of $5.9 million on the sale of the MPD unit of Hughes Christensen. The Company received net proceeds of $23.2 million that were used to repay outstanding indebtedness. The Company also recorded net adjustments to nonrecurring charge accruals from prior years of $12.5 million to reflect the current estimates of remaining expenditures. The adjustments related primarily to severance accruals and accruals for lease obligations that will not be utilized. These items are reflected as unusual credits in the statement of operations.

         In June 1999, the Company completed the sale of a property in Houston, Texas and recognized a net gain of $33.3 million recorded as an unusual credit in the statement of operations. Such property was considered a duplicate facility after the merger with Western Atlas Inc. The Company received net proceeds of $48.2 million that were used to repay outstanding indebtedness.

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


         During 1998, the Company sold its interest in a joint venture and recorded a write-down to the estimated fair value of the assets received which was reflected in selling, general and administrative ("SG&A") expenses. During the quarter ended June 30, 1999, certain assets obtained as part of the consideration from the sale were sold. The proceeds from the sale were $18.9 million and were received in July 1999. Certain other assets relating to these operations were written-off and scrapped. The net gain from these items totaled $15.3 million and was reflected in SG&A expenses.


NOTE 6. SEGMENT AND RELATED INFORMATION

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

         Summarized segment financial information is shown in the following table. The "Corporate and Other" column includes corporate-related items, net interest expense and, as it relates to segment profit (loss), income and expense items not allocated to reportable segments. Net assets of discontinued operations, which are excluded from total assets in the following table, totaled $245.5 million and $278.3 million at June 30, 2000 and December 31, 1999, respectively.

                                                        Corporate
                                          Oilfield      and Other         Total
                                        ------------    ----------    ------------
REVENUES
Three months ended June 30, 2000        $    1,174.5    $       --    $    1,174.5
Three months ended June 30, 1999        $    1,110.8    $       --    $    1,110.8

Six months ended June 30, 2000          $    2,331.7    $       --    $    2,331.7
Six months ended June 30, 1999          $    2,325.2    $       --    $    2,325.2

SEGMENT PROFIT (LOSS)
Three months ended June 30, 2000        $      129.1    $    (39.0)   $       90.1
Three months ended June 30, 1999        $       98.9    $    (15.1)   $       83.8

Six months ended June 30, 2000          $      220.7    $   (102.8)   $      117.9
Six months ended June 30, 1999          $      228.2    $    (75.2)   $      153.0

TOTAL ASSETS
As of June 30, 2000                     $    6,297.4    $    504.5    $    6,801.9
As of December 31, 1999                 $    6,297.7    $    463.8    $    6,761.5

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


         The components of the "Corporate and Other" segment profit (loss) are as follows:


                                                   Three Months Ended               Six Months Ended
                                                        June 30,                        June 30,
                                               --------------------------      --------------------------
                                                 2000              1999          2000              1999
                                               --------          --------      --------          --------
Corporate expenses                             $  (26.1)         $  (24.8)     $  (55.4)         $  (48.4)
Interest-net                                      (41.4)            (38.9)        (83.0)            (75.4)
Unusual credit                                     18.4              33.3          18.4              33.3
Gain on trading securities                         10.1                --          17.2                --
Nonrecurring item reflected in SG&A                  --              15.3            --              15.3
                                               --------          --------      --------          --------
  Total                                        $  (39.0)         $  (15.1)     $ (102.8)         $  (75.2)
                                               ========          ========      ========          ========

NOTE 7. DISCONTINUED OPERATIONS

         On February 16, 2000, the Company's Board of Directors approved, in principle, a plan to sell the Company's Baker Process division. Baker Process manufacturers and sells process equipment for separating solids from liquids and liquids from liquids through filtration, sedimentation, centrifugation and flotation processes. Accordingly, the net assets and operations of Baker Process (which were previously accounted for as a segment) are reflected as discontinued operations. The Company has retained an investment-banking firm to manage the sale process. Loss from discontinued operations for all respective periods presented includes an allocation of interest expense based on the net assets of Baker Process compared to the Company's stockholders' equity and consolidated debt. Corporate, general and administrative costs of the Company were not allocated to Baker Process for any of the periods presented.

         Certain information with respect to the discontinued operations of Baker Process is as follows:


                                                   Three Months Ended               Six Months Ended
                                                        June 30,                        June 30,
                                               --------------------------      --------------------------
                                                 2000              1999          2000              1999
                                               --------          --------      --------          --------
Revenue                                        $   81.1          $  100.2      $  164.6          $  211.0
                                               --------          --------      --------          --------
Allocated interest expense                          2.0               1.9           4.1               3.7
                                               --------          --------      --------          --------

Loss before income taxes                             --              (4.0)           --              (6.1)
Benefits for income taxes                            --               1.1            --               1.8
                                               --------          --------      --------          --------
Loss from discontinued operations of Baker
  Process                                      $     --          $   (2.9)     $     --          $   (4.3)
                                               ========          ========      ========          ========

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                                           As of        As of
                                          June 30,   December 31,
                                          --------   ------------
                                            2000         1999
                                          --------     -------
Current assets                            $  196.3     $ 234.9
Noncurrent assets                            166.4       185.8
                                          --------     -------
  Total assets                               362.7       420.7
                                          --------     -------
Current liabilities                          104.1       132.0
Noncurrent liabilities                        13.1        10.4
                                          --------     -------
  Total liabilities                          117.2       142.4
                                          --------     -------
Net assets of Baker Process               $  245.5     $ 278.3
                                          ========     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's consolidated condensed financial statements and the related notes thereto.

FORWARD-LOOKING STATEMENTS

         MD&A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (each a "Forward-Looking Statement"). The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "forecasts," "will," "could," "may" and similar expressions, and the negative thereof, are intended to identify forward-looking statements. No assurance can be given that actual results may not differ materially from those in the forward-looking statements herein for reasons including the effects of competition, the level of petroleum industry exploration and production expenditures, world economic conditions, prices of, and the demand for, crude oil and natural gas, drilling activity, weather, the legislative environment in the United States and other countries, OPEC policy, conflict in the Middle East and other major petroleum producing or consuming regions, the development of technology that lowers overall finding and development costs and the condition of the capital and equity markets. See "-Business Environment" for a more detailed discussion of certain of these factors.

         Baker Hughes' expectations regarding its level of capital expenditures described in "-Capital Resources and Liquidity - Investing Activities" below are only its forecasts regarding these matters. In addition to the factors described in the previous paragraph and in "-Business Environment," these forecasts may be substantially different from actual results, which are affected by the following factors: the accuracy of the Company's estimates regarding its spending requirements; regulatory, legal and contractual impediments to spending reduction measures; the occurrence of any unanticipated acquisition or research and development opportunities; changes in the Company's strategic direction; and the need to replace any unanticipated losses in capital assets.

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


                                                   Three Months Ended               Six Months Ended
                                                        June 30,                        June 30,
                                               --------------------------      --------------------------
                                                 2000              1999          2000              1999
                                               --------          --------      --------          --------
West Texas Intermediate Crude ($/bbl)          $  28.93          $  17.56      $  28.89          $  15.20
U.S. Spot Natural Gas ($/mcf)                  $   3.58          $   2.12      $   3.06          $   1.92

         During the three months ended June 30, 2000 oil prices averaged $28.93/bbl, ranging from a low of $23.90/bbl to a high of $34.65/bbl. Oil prices increased from prior year levels due to sustained adherence to agreements to reduce production in both OPEC and non-OPEC countries coupled with a resurgence of worldwide demand growth led by a recovery of certain Asian markets and a return to colder winter weather. The resulting decrease in global oil inventories (particularly in North America) provided increased stability in the market and stronger price support.

         U.S. natural gas prices strengthened in the three months ended June 30, 2000 compared to the three months ended June 30, 1999, averaging $3.58/mcf and ranging from a low of $2.77/mcf to a high of $4.41/mcf. The increase is due to an apparent reduction in available gas supply brought about by the sustained reduction in gas directed drilling in the U.S. experienced from January 1998 to June 1999.

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

                                    Three Months Ended               Six Months Ended
                                         June 30,                        June 30,
                                --------------------------      --------------------------
                                  2000              1999          2000              1999
                                --------          --------      --------          --------
U.S. - Land                          694               421           679               437
U.S. - Offshore                      131               100           129               102
Canada                               265               101           344               194
Latin America                        213               185           201               183
                                --------          --------      --------          --------
  Western Hemisphere               1,303               807         1,353               916
                                --------          --------      --------          --------
North Sea                             44                42            40                44
Other Europe                          38                45            37                43
Africa                                45                40            43                46
Middle East                          156               140           150               144
Asia Pacific                         133               145           131               149
                                --------          --------      --------          --------
  Eastern Hemisphere                 416               412           401               426
                                --------          --------      --------          --------
Worldwide                          1,719             1,219         1,754             1,342
                                --------          --------      --------          --------

U.S. Workover                      1,075               785         1,037               752
                                ========          ========      ========          ========


OUTLOOK

         Oil prices are expected to continue to moderate throughout 2000 from their highs in late 1999 as the OPEC production cuts agreed to in 1999 expired, new OPEC production levels went into effect and additional oil supply is becoming available to the market. Prices for benchmark West Texas Intermediate Oil are expected to average between $24/bbl to $30/bbl during the remainder of 2000.

         U. S. natural gas prices are expected to remain strong throughout 2000 averaging between $3.20 per mcf and $4.00 per mcf as lower storage levels, increased demand and reduced supply pressure the market in the coming injection season.

         In response to the increased stability of the market, customer spending is expected to strengthen in 2000 with current estimates indicating increased global spending in the oil and gas industry in excess of 10% over 1999 levels. North American spending is expected to continue to increase throughout the year with both natural gas and oil as drivers of increased drilling and production activity. Outside North America, customer spending increased modestly in the second quarter and is expected to show continued improvement throughout the balance of the year.

DISCONTINUED OPERATIONS

         On February 16, 2000, the Company's Board of Directors approved, in principle, a plan to sell the Company's Baker Process division, which manufacturers and sells process equipment for separating solids from liquids and liquids from liquids through filtration, sedimentation, centrifugation and flotation processes. Accordingly, the net assets and operations of Baker Process are reflected as discontinued operations. For further discussion see Note 7 of the Notes to Consolidated Condensed Financial Statements.

WESTERN GECO JOINT VENTURE

         On May 31, 2000, the Company's Board of Directors announced the signing of a Memorandum of Understanding with Schlumberger Limited ("Schlumberger") for the purpose of creating a joint venture to be called Western GECO. The Company will contribute the seismic acquisition assets, data processing assets, multi-client seismic libraries and other assets of Western Geophysical to the venture. In addition, the Company will receive approximately $500 million in cash from Schlumberger and will own 30% of the venture. The transaction is expected to close before the end of the year and is subject to the signing of a definitive agreement and to regulatory and board approvals.

RESULTS OF CONTINUING OPERATIONS

REVENUES

         Revenues for the three months ended June 30, 2000 increased 5.7% to $1,174.5 million compared with revenues of $1,110.8 million for the three months ended June 30, 1999. Geographically, revenues in the Western Hemisphere, which account for 57.1% of total consolidated revenues, increased 11.8% for the three months ended June 30, 2000 compared with the three months ended June 30, 1999. The increase in the Western Hemisphere revenues reflects the increased drilling activity in this area, as evidenced by a 56.2% increase in the rig count, and improved pricing for the Company's products and services offset by the ongoing weakness of the seismic market. Excluding revenues from the Company's seismic division, Western Geophysical, revenues in the Western Hemisphere for the second quarter of 2000 increased 23.2% compared with the second quarter of 1999. Outside the Western Hemisphere, revenues for the three months ended June 30, 2000 decreased 1.3% compared with the three months ended June 30, 1999. This decline reflects the continued weakness in international drilling activity, particularly in Europe and in the Asia Pacific region.

         Revenues for the six months ended June 30, 2000 of $2,331.7 million were relatively unchanged when compared with revenues of $2,325.2 million for the six months ended June 30, 1999. Revenues were impacted by significantly higher drilling activity levels in the Western Hemisphere offset by slightly lower drilling activity levels in the Eastern Hemisphere and a 22.7% revenue decline in the Company's seismic business.

GROSS MARGIN

         Gross margin for the three months ended June 30, 2000 and 1999 was 23.0% and 21.7%, respectively. Gross margin for the six months ended June 30, 2000 and 1999 was 21.7% and 22.3%, respectively. The weakness in the seismic market, which has a higher fixed cost base than other product lines, and increased spending for research and engineering offset the margin improvement in the Company's other product lines. In addition, as a result of the Company's normal quarterly evaluation of its multi-client seismic library in June 2000, the Company increased its estimate of projected sales for a large Gulf of Mexico survey. The increase in projected sales was a direct result of increased demand and sales of such data during the period. Since the Company's accounting policy is to amortize the cost of its multi-client seismic library over the estimated sales of such data, the change in estimate had the effect of reducing the costs of sales for multi-client seismic data for the three months ended June 30, 2000 by $15.6 million. This change is not expected to have a significant effect on future periods. Excluding the effect of this change in estimate, gross margin for the three months ended June 30, 2000 would have been 21.6% and consistent with 1999.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative ("SG&A") expenses are generally more fixed in nature and therefore may not correlate to changes in revenues. SG&A expense as a percentage of consolidated revenues for the three and six months ended June 30, 2000 was 14.2% and 14.6%, respectively, compared with 13.6% and 13.9%, respectively, for the three and six months ended June 30, 1999. Included in SG&A expense for the three months ended June 30, 1999 is a nonrecurring credit of $15.3 million related to the sale of certain net assets. Excluding this credit, SG&A expense as a percentage of revenues for the three and six months ended June 30, 1999 was 15.0% and 14.5%, respectively. In addition, SG&A expense for the six months ended June 30, 2000 includes nonrecurring severance expense of $4.1 million in connection with the departure of the Company's former chief executive officer.

MERGER RELATED COSTS

         In connection with the merger with Western Atlas Inc. in 1998, the Company recorded merger related costs of $217.5 million. The cash provision of the Merger related costs totaled $159.3 million. The actual cash payments made and adjustments to the accruals during 2000 and the remaining accrued balances at June 30, 2000 are summarized below:

                                        Accrued                        Accrued
                                       Balance at        Amounts      Balance at
                                      December 31,       Paid in       June 30,
                                         1999             2000           2000
                                      ------------       -------      ----------
Cash costs
 Transaction costs                      $   1.3          $  (0.4)       $  0.9
 Employee costs                            10.8             (1.5)          9.3
 Other merger integration costs             2.7             (0.5)          2.2
                                        -------          -------        ------
Total                                   $  14.8          $  (2.4)       $ 12.4
                                        =======          =======        ======


         The Company expects that, of the $12.4 million accrual at June 30, 2000, $2.7 million will be spent by December 31, 2000, with the remaining accrual being spent over the remaining life of the related contractual obligations.

UNUSUAL AND OTHER NONRECURRING CHARGES

1999

         As a result of continuing low activity levels, predominantly for the Company's seismic products and services, the Company recorded charges during the fourth quarter of 1999 totaling $122.8 million. The cash provision of the charges totaled $50.7 million. The actual cash payments and adjustments to the accruals during 2000 and the remaining accrued balances at June 30, 2000 are summarized below:

                                                  Accrued                                          Accrued
                                                 Balance at        Amounts       Adjustments      Balance at
                                                December 31,       Paid in           in            June 30,
                                                    1999             2000           2000             2000
                                                ------------       -------       -----------      ----------
Cash charges
   Severance for approximately 800 employees       $ 10.3          $  (5.4)         $ (1.1)         $  3.8
   Lease termination and other contractual
     obligations                                     34.5            (17.7)           (7.2)            9.6
   Other cash charges                                 2.2             (0.4)             --             1.8
                                                   ------          -------          ------          ------
Total                                              $ 47.0          $ (23.5)         $ (8.3)         $ 15.2
                                                   ======          =======          ======          ======


         The Company expects that all of the $15.2 million accrual will be spent by December 31, 2000.

1998

         In 1998, as a result of a sharp decline in the demand for the Company's products and services, and to adjust to the lower level of activity, the Company assessed its overall operations and recorded charges of $551.9 million. Cash provisions of the charges totaled $118.0 million. The actual cash payments and adjustments to the accruals during 2000 and the remaining accrued balances at June 30, 2000 are summarized below:


                                                     Accrued                                          Accrued
                                                    Balance at        Amounts      Adjustments      Balance at
                                                   December 31,       Paid in          in            June 30,
                                                       1999             2000          2000             2000
                                                   ------------       -------      -----------      ----------
Cash costs
   Severance for approximately 5,200 employees        $  1.3          $  (0.5)        $   --          $  0.8
   Integration costs, abandoned leases and
     other contractual obligations                       5.9             (1.4)            --             4.5
   Environmental accruals                                0.9             (0.9)            --              --
   Other cash costs (includes litigation accruals)      10.1             (1.1)          (4.2)            4.8
                                                      ------          -------         ------          ------
Total                                                 $ 18.2          $  (3.9)        $ (4.2)         $ 10.1
                                                      ======          =======         ======          ======




         The Company expects that, of the $10.1 million accrual at June 30, 2000, $4.3 million will be spent by December 31, 2000, with the remaining accrual relating to contractual obligations and anticipated legal settlements to be spent thereafter.

INTEREST EXPENSE

         Interest expense for the three and six months ended June 30, 2000 increased $1.7 million and $5.1 million, respectively, compared with the three and six months ended June 30, 1999. These increases were due to higher debt levels needed to fund capital expenditures and working capital needs coupled with slightly higher weighted average interest rates.

GAIN ON TRADING SECURITIES

         In the fourth quarter of 1999, the Company announced its intention to sell its holdings of Tuboscope, Inc., now known as Varco International, Inc. ("Varco"), and reclassified these holdings from available for sale securities to trading securities. During the three and six months ended June 30, 2000, the Company recorded gains of $10.1 million and $17.2 million, respectively, including $7.9 million and $10.6 million of unrealized gains, respectively, related to these holdings. Subsequent to June 30, 2000, the Company disposed of its remaining Varco holdings. These sales resulted in a net loss of $3.1 million that will be recorded during the three months ending September 30, 2000 as a result of a decline in the price of Varco common stock from June 30, 2000 through the date of sale. Total gains realized during FY 2000 from the disposition of the Company's Varco holdings will be approximately $14.1 million.

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

         Excluding the effects of the tax benefit of $18.1 million, the effective income tax rate for the three months ended June 30, 2000 and 1999 was 32.4% and 36.4%, respectively. The decrease in the effective income tax rate is related to lower taxes from international operations.

CAPITAL RESOURCES AND LIQUIDITY

         The Company's capital requirements have principally related to capital expenditures and working capital needs. These requirements have been met through a combination of bank debt and internally generated funds.

OPERATING ACTIVITIES

         Net cash inflows from operating activities of continuing operations were $198.3 million and $266.5 million for the six months ended June 30, 2000 and 1999, respectively. The reduction in cash flow is due to lower net income and an increase in working capital due to increased activity levels.

INVESTING ACTIVITIES

         Net cash outflows from investing activities of continuing operations were $170.3 million and $302.2 million for the six months ended June 30, 2000 and 1999. The decrease is primarily due to reduced expenditures for capital assets and proceeds of $58.6 million from the sale of the Company's holdings of Varco. Proceeds from the disposal of assets generated $64.3 million and $79.9 million for the six months ended June 30, 2000 and 1999, respectively. Proceeds from the sale of the MPD unit at Hughes Christensen generated $23.2 million in the six months ended June 30, 2000.

         The Company currently expects 2000 capital expenditures to be between $600.0 million to $660.0 million excluding any acquisitions. The planned capital expenditures for 2000 are normal recurring items necessary to support business expansion. The Company expects to fund the capital expenditures primarily out of funds provided from operations and outstanding lines of credit.

         The words "expected" and "expects" are intended to identify Forward-Looking Statements in "Investing Activities". See "-Forward-Looking Statements" and "-Business Environment" above for a description of risk factors related to these Forward-Looking Statements.

FINANCING ACTIVITIES

         Net cash inflows from financing activities of continuing operations were $13.5 million and $42.8 million for the six months ended June 30, 2000 and 1999, respectively.

         Total debt outstanding at June 30, 2000 was $2,888.5 million, compared with $2,814.1 million at December 31, 1999. The increase in debt is primarily due to increased borrowings from commercial paper and revolving credit facilities to fund capital expenditures, dividends and working capital needs. The debt to equity ratio was 0.95 at June 30, 2000 compared with 0.92 at December 31, 1999.

         At June 30, 2000, the Company had $1,506.9 million of credit facilities with commercial banks, of which $1,000.0 million was committed. These facilities are subject to normal banking terms and conditions that do not significantly restrict the Company's activities.

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

         During the June 1997 quarter, the Company began a multi-year initiative designed to develop and implement an enterprise-wide software system. The initiative, named "Project Renaissance," will utilize SAP R/3 as its software platform across all significant operations of the Company. SAP R/3 is programmed to process in Euros for most of the Company's accounting, financial and operational functions, and the Company expects that the implementation of this system will address its Euro issues in these areas. Because the Company has engaged in this implementation for operational purposes and not solely to address Euro issues, the Company has not separately determined the cost of converting these systems for use with the Euro. These Euro conversion costs are embedded in the cost of Project Renaissance and are not susceptible to separate quantification. The Company has scheduled implementation of SAP R/3 in its major European operations prior to January 1, 2002.

         The Company may make certain modifications to its legacy computer systems, or replace them, to address certain Euro conversion issues, pending full implementation of SAP R/3.

         In addition, the Company has substantially completed the implementation of a new cash management system that the Company believes is able to process transactions in Euros. The Company does not presently have any interest rate or currency swaps that are denominated in Euro legacy currencies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES


         At June 30, 2000, the Company had outstanding two crude oil swap agreements designated as hedges against price risk associated with production in its E&P Solutions division. Under these agreements, the Company pays the West Texas Intermediate price quoted on the Nymex futures exchange and receives a fixed price. Notional volumes hedged were 225,000 bbl/month for July to September 2000, and 225,000 bbl/month for October to December 2000, with average swap prices of $25.74 and $24.74, respectively. At June 30, 2000, the contracts had a fair market value resulting in a liability of $6.2 million. These contracts have been designated as hedges, and any gains or losses resulting from market changes will be offset by gains or losses on the hedged production.

         At June 30, 2000, the Company had Australian Dollar denominated commitments of $12.5 million primarily related to the purchase of seismic equipment. The Company entered into forward exchange contracts with notional amounts of $12.5 million as a hedge to these commitments. At June 30, 2000, the fair market value of these contracts was $12.6 million.

         As of June 30, 2000, the Company had hedged a portion of its holdings of Varco by executing short sales of Varco common stock. As of August 8, 2000, the Company had disposed of all remaining Varco holdings and had settled all related short positions. These sales resulted in a net loss of $3.1 million that will be recorded during the three months ended September 30, 2000 as a result of a decline in the price of Varco common stock from June 30, 2000 through the date of sale. Total gains realized during 2000 from the disposition of the Company's Varco holdings will be approximately $14.1 million.

         Certain borrowings of the Company are denominated in currencies other than its functional currency. At June 30, 2000, these nonfunctional currency borrowings totaled $1.7 million with primary exposures between the U.S. Dollar and the Euro, and between the U.S. Dollar and the Malaysian Ringgit. A 10% appreciation of the U.S. Dollar against these currencies would not have a significant effect on the future earnings of the Company.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         The Company has been named as a defendant in a number of shareholder class action securities fraud suits following the Company's announcement on December 8, 1999 regarding accounting issues it discovered at its INTEQ division. The Company previously restated in a Form 10-K for its year ended December 31, 1999 and in Forms 10-Q/A for each of the three month periods ended March 31, June 30 and September 30, 1999 certain of its prior period financial statements as a result of these issues. These suits have been consolidated into one lawsuit pursuant to the Private Securities Litigation Reform Act of 1995. The Company believes the allegations in these suits are without merit, and the Company intends to vigorously defend the suits. Even so, an adverse outcome in this class action litigation could have an adverse effect on the Company's results of operations or financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on April 26, 2000
(1) to elect four Class III members of the Board of Directors to serve for three-year terms and to elect two Class II members of the Board of Directors to serve for two-year terms, (2) to consider a stockholder proposal to implement or increase activity on the MacBride Principles with respect to the Company's operations in Northern Ireland and (3) to consider a stockholder proposal requesting that the Board of Directors be declassified.

         The four Class III directors who were so elected are Victor G. Beghini, Eunice M. Filter, Claire W. Gargalli and James F. McCall. The two Class II directors who were so elected are Lester M. Alberthal, Jr. and Joe B. Foster. The directors whose term of office continued after the Annual Meeting are Joseph
T. Casey, Richard D. Kinder, H. John Riley, Jr., Charles L. Watson and Max P. Watson, Jr. The number of affirmative votes and the number of votes withheld for the directors so elected were:

                                                  Number of           Number of Votes
         Name                                 Affirmative Votes          Withheld
         ------------------------------------ ------------------      ---------------
         Victor G. Beghini                       271,486,737             3,144,578
         Eunice M. Filter                        271,621,975             3,009,340
         Claire W. Gargalli                      271,630,552             3,000,763
         James F. McCall                         271,509,372             3,121,943
         Lester M. Alberthal, Jr.                271,544,346             3,086,969
         Joe B. Foster                           271,611,263             3,020,052

         The number of affirmative votes, the number of negative votes, the number of abstentions and the number of broker nonvotes with respect to the approval of the stockholder proposals were as follows:

                                                Number of             Number of
                                            Affirmative Votes       Negative Votes          Abstentions        Broker Nonvotes
                                            -----------------       --------------          -----------        ---------------
Proposal regarding Northern Ireland                56,836,429          183,317,343            9,119,603             25,357,940
Proposal regarding classified board               194,273,151           53,729,693            2,278,135             25,350,336

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

              (10.1) Employment Agreement by and between Baker Hughes Incorporated and Michael E. Wiley dated July 17, 2000.

              (10.2) Severance Agreement by and between Baker Hughes Incorporated and Michael E. Wiley dated July 17, 2000.

              (27) Financial Data Schedule

         (b) Reports on Form 8-K:

              A report on Form 8-K was filed with the Commission on May 9, 2000, reporting the results of the Company's Annual Meeting of Stockholders election of certain members of the Board of Directors and stockholder proposals.

              A report on Form 8-K was filed with the Commission on June 12, 2000, reporting that the Company had signed a Memorandum of Understanding with Schlumberger Limited for the purpose of creating a seismic venture.

              A report on Form 8-K was filed with the Commission on July 25, 2000, reporting the election of Michael E. Wiley as the Company's Chairman of the Board, President and Chief Executive Officer effective as of August 14, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            BAKER HUGHES INCORPORATED
                                  (REGISTRANT)



Date:  August 14, 2000               By  /s/ G. STEPHEN FINLEY
                                     -------------------------------------------
                                     Sr. Vice President - Finance and
                                     Administration and Chief Financial Officer


Date:  August 14, 2000               By  /s/ ALAN J. KEIFER
                                     -------------------------------------------
                                     Vice President and Controller

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                    DESCRIPTION
-------                   -----------
 10.1       Employment Agreement by and between Baker Hughes Incorporated and
            Michael E. Wiley dated July 17, 2000.

 10.2       Severance Agreement by and between Baker Hughes Incorporated and
            Michael E. Wiley dated July 17, 2000.

 27         Financial Data Schedule