Form 10-Q
period 2000-09-30
BAKER HUGHES INC
filed 2000-11-14
CIK 808362

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000

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


Class                                           Outstanding at October 27, 2000
Common Stock, $1.00 par value per share                      332,022,934 shares

                                      INDEX

                                                                                Page No.
                                                                                --------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Condensed Statements of Operations - Three months and nine
         months ended September 30, 2000 and 1999                                    2

         Consolidated Condensed Statements of Financial Position - September 30,
         2000 and December 31, 1999                                                  3

         Consolidated Condensed Statements of Cash Flows - Nine months ended
         September 30, 2000 and 1999                                                 4

         Notes to Consolidated Condensed Financial Statements                        5

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                               11

Item 3. Quantitative and Qualitative Disclosures about Market Risk                  21

PART II - OTHER INFORMATION                                                         22

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In millions, except per share amounts)
                                   (Unaudited)


                                                              Three Months Ended                     Nine Months Ended
                                                                September 30,                          September 30,
                                                        -----------------------------          -----------------------------
                                                            2000               1999                2000               1999
                                                        ----------         ----------          ----------         ----------
Revenues                                                $  1,273.6         $  1,117.6          $  3,605.3         $  3,442.8
                                                        ----------         ----------          ----------         ----------
Costs and expenses:
  Costs of revenues                                          955.7              896.4             2,781.0            2,703.8
  Selling, general and administrative                        170.6              162.6               511.7              485.3
  Unusual credit                                              (1.7)              (6.2)              (20.1)             (39.5)
                                                        ----------         ----------          ----------         ----------
    Total                                                  1,124.6            1,052.8             3,272.6            3,149.6
                                                        ----------         ----------          ----------         ----------
Operating income                                             149.0               64.8               332.7              293.2
Interest expense                                             (42.0)             (40.1)             (126.0)            (119.0)
Interest income                                                0.9                1.2                 1.9                4.7
Gain (loss) on trading securities                             (3.1)               -                  14.1                -
                                                        ----------         ----------          ----------         ----------

Income from continuing operations before
   income taxes                                              104.8               25.9               222.7              178.9
Income taxes                                                 (38.1)              (9.3)              (76.7)             (45.1)
                                                        ----------         ----------          ----------         ----------
Income from continuing operations                             66.7               16.6               146.0              133.8
Loss from discontinued operations, net of tax                  -                 (3.4)                -                 (7.7)
                                                        ----------         ----------          ----------         ----------
Net income                                              $     66.7         $     13.2          $    146.0         $    126.1
                                                        ==========         ==========          ==========         ==========
Basic earnings per share:
  Income from continuing operations                     $     0.20         $     0.05          $     0.44         $     0.41
  Discontinued operations, net of tax                          -                (0.01)                -                (0.02)
                                                        ----------         ----------          ----------         ----------
  Net income                                            $     0.20         $     0.04          $     0.44         $     0.39
                                                        ==========         ==========          ==========         ==========
Diluted earnings per share:
  Income from continuing operations                     $     0.20         $     0.05          $     0.44         $     0.41
  Discontinued operations, net of tax                          -                (0.01)                -                (0.02)
                                                        ----------         ----------          ----------         ----------
  Net income                                            $     0.20         $     0.04          $     0.44         $     0.39
                                                        ==========         ==========          ==========         ==========
Cash dividends per share                                $    0.115         $    0.115          $    0.345         $    0.345
                                                        ==========         ==========          ==========         ==========

     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
             CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION
                                  (In millions)
                                   (Unaudited)


                                                                                    September 30,             December 31,
                                                                                        2000                      1999
                                                                                    -------------             -------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                         $        53.2             $        16.9
  Accounts receivable, net                                                                1,128.4                   1,011.4
  Inventories                                                                               833.0                     800.0
  Net assets of discontinued operations                                                     218.1                     278.3
  Other current assets                                                                      212.5                     223.2
                                                                                    -------------             -------------
    Total current assets                                                                  2,445.2                   2,329.8

Property, net                                                                             1,909.6                   2,010.2
Goodwill and other intangibles, net                                                       1,641.4                   1,694.9
Multiclient seismic data and other assets                                                 1,005.9                   1,004.9
                                                                                    -------------             -------------
    Total assets                                                                    $     7,002.1             $     7,039.8
                                                                                    =============             =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                  $       399.1             $       380.9
  Short-term borrowings and current portion of long-term debt                                 8.9                     108.1
  Accrued employee compensation                                                             261.4                     165.5
  Other current liabilities                                                                 275.0                     345.7
                                                                                    -------------             -------------
    Total current liabilities                                                               944.4                   1,000.2
                                                                                    -------------             -------------

Long-term debt                                                                            2,640.6                   2,706.0
                                                                                    -------------             -------------
Deferred income taxes                                                                        73.1                      35.1
                                                                                    -------------             -------------
Deferred revenue and other long-term liabilities                                            268.0                     227.4
                                                                                    -------------             -------------
Stockholders' equity:
  Common stock                                                                              331.9                     329.8
  Capital in excess of par value                                                          3,025.0                   2,981.1
  Accumulated deficit                                                                       (19.5)                    (51.5)
  Accumulated other comprehensive loss                                                     (261.4)                   (188.3)
                                                                                    -------------             -------------
    Total stockholders' equity                                                            3,076.0                   3,071.1
                                                                                    -------------             -------------
    Total liabilities and stockholders' equity                                      $     7,002.1             $     7,039.8
                                                                                    =============             =============

     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                    ---------------------------------------
                                                                                         2000                      1999
                                                                                    -------------            --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                                                   $       146.0             $       133.8
Adjustments to reconcile income from continuing operations to net cash flow from operating activities:
  Depreciation, depletion and amortization                                                  465.6                     600.6
  Provision (benefit) for deferred income taxes                                              42.8                      (9.6)
  Noncash portion of nonrecurring items                                                       -                         3.2
  Gain on disposal of assets                                                                (34.2)                    (41.0)
  Gain on sale of MPD and Norward units                                                      (7.6)                      -
  Gain on trading securities                                                                (14.1)                      -
  Change in accounts receivable                                                            (131.0)                    205.3
  Change in inventories                                                                     (52.2)                    157.1
  Change in accounts payable                                                                 25.5                    (137.2)
  Change in accrued employee compensation and other current
    liabilities                                                                              18.2                    (218.4)
  Change in deferred revenue and other long-term liabilities                                (16.9)                   (142.5)
  Changes in other assets and liabilities                                                   (29.1)                   (167.0)
                                                                                    -------------            --------------
Net cash flows from continuing operations                                                   413.0                     384.3
Net cash flows from discontinued operations                                                  (8.5)                      2.6
                                                                                    -------------            --------------
Net cash flows from operating activities                                                    404.5                     386.9
                                                                                    -------------            --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for capital assets and multiclient seismic data                             (450.2)                   (525.5)
  Net proceeds from disposal of assets                                                       93.2                     120.2
  Net proceeds from sale of MPD and Norward units                                            34.4                       -
  Net proceeds from sale of trading securities                                               72.7                       -
                                                                                    -------------            --------------
Net cash flows from continuing operations                                                  (249.9)                   (405.3)
Net cash flows from discontinued operations                                                  11.8                      (6.0)
                                                                                    -------------            --------------
Net cash flows from investing activities                                                   (238.1)                   (411.3)
                                                                                    -------------            --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) from commercial paper, revolving credit
    facilities and short-term debt                                                         (163.7)                   (750.4)
  Net proceeds from sale/leaseback                                                          117.7                       -
  Repayment of matured indebtedness                                                           -                      (150.0)
  Net proceeds from issuance of notes                                                         -                     1,010.7
  Proceeds from issuance of common stock                                                     35.7                      38.2
  Dividends                                                                                (114.0)                   (113.1)
                                                                                    -------------            --------------
Net cash flows from continuing operations                                                  (124.3)                     35.4
Net cash flows from discontinued operations                                                  (3.3)                      3.4
                                                                                    -------------            --------------
Net cash flows from financing activities                                                   (127.6)                     38.8
                                                                                    -------------            --------------
Effect of exchange rate changes on cash                                                      (2.5)                      0.9
                                                                                    -------------            --------------
Increase in cash and cash equivalents                                                        36.3                      15.3
Cash and cash equivalents, beginning of period                                               16.9                      19.5
                                                                                    -------------            --------------
Cash and cash equivalents, end of period                                            $        53.2             $        34.8
                                                                                    =============             =============
Income taxes paid                                                                   $        84.8             $        92.5
Interest paid                                                                       $       141.9             $       114.6

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


NOTE 2. COMPREHENSIVE INCOME

         Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. The components of the Company's comprehensive income, net of related tax, are as follows:

                                                                  Three Months Ended                     Nine Months Ended
                                                                     September 30,                         September 30,
                                                             ----------------------------          -----------------------------
                                                               2000                1999               2000               1999
                                                             ---------          ---------          ---------          ----------
Net income                                                   $    66.7          $    13.2          $   146.0           $   126.1
Other comprehensive loss:
  Foreign currency translation adjustments                       (30.3)              (0.6)             (73.1)              (18.4)
  Unrealized gains (loss) on securities                            -                 (7.8)               -                  11.7
                                                             ---------          ---------          ---------          ----------
Total comprehensive income                                   $    36.4          $     4.8          $    72.9           $   119.4
                                                             =========          =========          =========           =========


NOTE 3. INVENTORIES

         Inventories are comprised of the following:

                                                                                       September 30,              December 31,
                                                                                           2000                       1999
                                                                                     ----------------           ----------------
Finished goods                                                                        $       669.8              $       651.0
Work in process                                                                                66.1                       62.3
Raw materials                                                                                  97.1                       86.7
                                                                                      -------------              -------------
  Total                                                                               $       833.0              $       800.0
                                                                                      =============              =============

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


NOTE 4. EARNINGS PER SHARE ("EPS")

         A reconciliation of the numerators and denominators of the basic and diluted EPS computations for income from continuing operations is as follows:

                                                  Three Months Ended                              Three Months Ended
                                                  September 30, 2000                              September 30, 1999
                                        --------------------------------------          -------------------------------------
                                        Income From               Weighted               Income From               Weighted
                                         Continuing               Average                Continuing                Average
                                         Operations                Shares                Operations                 Shares
                                        (Numerator)            (Denominator)             (Numerator)            (Denominator)
                                        -------------          ------------            -------------             ------------
Basic                                   $        66.7                 331.2            $        16.6                   328.8
Effect of dilutive securities:
   Stock plans                                    -                     2.6                      -                       2.7
                                        -------------          ------------            -------------             -----------
Diluted                                 $        66.7                 333.8            $        16.6                   331.5
                                        =============          ============            =============             ===========

                                                  Nine Months Ended                                Nine Months Ended
                                                  September 30, 2000                              September 30, 1999
                                        ------------------------------------           --------------------------------------
                                         Income From              Weighted              Income From                Weighted
                                          Continuing              Average               Continuing                 Average
                                          Operations               Shares               Operations                  Shares
                                         (Numerator)           (Denominator)            (Numerator)             (Denominator)
                                        -------------          -------------           -------------            -------------
Basic                                   $       146.0                 330.5            $       133.8                   327.8
Effect of dilutive securities:
   Stock plans                                    -                     1.9                      -                       1.7
                                        -------------          ------------            -------------             -----------
Diluted                                 $       146.0                 332.4            $       133.8                   329.5
                                        =============          ============            =============             ===========

         Securities excluded from the computation of diluted EPS that could have a potentially dilutive effect on basic EPS in the future were employee stock options, whose exercise price is above the current market price of the Company's common stock, to purchase 3.6 million shares and 3.7 million shares for the three and nine months ended September 30, 2000, respectively, and Liquid Yield Option Notes convertible into 7.1 million shares for both the three and nine months ended September 30, 2000. Such securities were excluded, as they would be anti-dilutive to EPS for the periods presented.

NOTE 5. UNUSUAL AND OTHER NONRECURRING CREDITS

         During the third quarter of 2000 the Company recognized a pre-tax gain of $1.7 million on the sale of the Norward unit of Baker Atlas. The Company received net proceeds of $11.2 million that were used to repay outstanding indebtedness.

         During the second quarter of 2000 the Company recognized a pre-tax gain of $5.9 million on the sale of the MPD unit of Hughes Christensen. The Company received net proceeds from the sale of $23.2 million that were used to repay outstanding indebtedness. In the second quarter of 2000, the Company also recorded net adjustments to nonrecurring charge accruals from prior years of $12.5 million to reflect the current estimates of remaining expenditures. The adjustments related primarily to severance accruals and accruals for lease obligations that will not be utilized. These items are reflected as unusual credits in the statement of operations.

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

         In August 1999, the Company completed the sale of a property in Las Colinas, Texas and recognized a pre-tax gain of $6.2 million recorded as an unusual credit in the statement of operations. The Company received net proceeds from the sale of $19.9 million that were used to repay outstanding indebtedness.

         In June 1999, the Company completed the sale of a property in Houston, Texas and recognized a pre-tax gain of $33.3 million recorded as an unusual credit in the statement of operations. This property was considered a duplicate facility after the merger with Western Atlas Inc. The Company received net proceeds from the sale of $48.2 million that were used to repay outstanding indebtedness.

         During 1998, the Company sold its interest in a joint venture and recorded a write-down to the estimated fair value of the assets received which was reflected in selling, general and administrative ("SG&A") expenses. During the second quarter of 1999, certain assets obtained as part of the consideration from the sale were sold. The proceeds from the sale of these assets were $18.9 million and were received in July 1999. Certain other assets relating to these operations were written-off and scrapped. The pre-tax gain from these items totaled $15.3 million and was reflected in SG&A expenses.

NOTE 6. SEGMENT AND RELATED INFORMATION

         The Company has eight divisions that, for segment reporting, have been aggregated into one segment - oilfield. The eight divisions - Baker Atlas, Baker Hughes INTEQ, Baker Oil Tools, Baker Petrolite, Centrilift, E&P Solutions, Hughes Christensen and Western Geophysical - manufacture and sell equipment and provide services used in the drilling, completion, production and maintenance of oil and gas wells and in reservoir measurement and evaluation. In addition, E&P Solutions explores for, and produces, oil and natural gas. The principal markets include all major oil and gas producing regions of the world including North America, Latin America, Europe, Africa, the Middle East and the Far East. Customers include major multi-national, independent and national or state-owned oil companies.

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

         Summarized segment financial information is shown in the following table. Net assets of discontinued operations, which are excluded from total assets in the following table, totaled $218.1 million and $278.3 million at September 30, 2000 and December 31, 1999, respectively.

                                                                                 Corporate and
                                                               Oilfield              Other               Total
                                                             -------------       --------------       --------------
Revenues
Three months ended September 30, 2000                        $     1,273.6        $         -         $     1,273.6
Three months ended September 30, 1999                        $     1,117.6        $         -         $     1,117.6

Nine months ended September 30, 2000                         $     3,605.3        $         -         $     3,605.3
Nine months ended September 30, 1999                         $     3,442.8        $         -         $     3,442.8

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                                                                 Corporate and
                                                               Oilfield              Other               Total
                                                             -------------       --------------       --------------
Segment profit (loss)
Three months ended September 30, 2000                        $       167.6        $       (62.8)      $       104.8
Three months ended September 30, 1999                        $        81.6        $       (55.7)      $        25.9

Nine months ended September 30, 2000                         $       388.4        $      (165.7)      $       222.7
Nine months ended September 30, 1999                         $       309.7        $      (130.8)      $       178.9

Total assets
As of September 30, 2000                                     $     6,332.2        $       408.9       $     6,741.1
As of December 31, 1999                                      $     6,297.7        $       463.8       $     6,761.5

         The components of the "Corporate and Other" segment profit (loss) are as follows:

                                                    Three Months Ended                     Nine Months Ended
                                                       September 30,                         September 30,
                                              ---------------------------            ---------------------------
                                                2000                1999               2000                1999
                                              -------             -------            -------             -------
Corporate expenses                            $ (20.3)            $ (23.0)           $ (75.8)            $ (71.3)
Interest-net                                    (41.1)              (38.9)            (124.1)             (114.3)
Unusual credit                                    1.7                 6.2               20.1                39.5
Gain (loss) on trading securities                (3.1)                -                 14.1                 -
Nonrecurring item reflected in SG&A               -                   -                  -                  15.3
                                              -------             -------            -------             -------
  Total                                       $ (62.8)            $ (55.7)           $(165.7)            $(130.8)
                                              =======             =======            =======             =======


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

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


         Certain information with respect to the discontinued operations of Baker Process is as follows:

                                                                  Three Months Ended                     Nine Months Ended
                                                                     September 30,                         September 30,
                                                            ------------------------------        ------------------------------
                                                               2000                1999               2000               1999
                                                            -----------        -----------        -----------         ----------
Revenue                                                     $     80.2         $     90.1         $    244.8          $    301.1
                                                            ===========        ==========         ==========          ==========
Allocated interest expense                                        (1.6)              (1.9)              (5.7)               (5.7)
                                                            ===========        ==========         ==========          ==========
Loss before income taxes                                           -                 (5.3)               -                 (11.4)
Benefits for income taxes                                          -                  1.9                -                   3.7
                                                            -----------        ----------         ----------          ----------
Loss from discontinued operations of Baker Process          $      -           $     (3.4)        $      -            $     (7.7)
                                                            ===========        ==========         ==========          ==========


                                                                                        As of                         As of
                                                                                     September 30,                 December 31,
                                                                                     -------------                 ------------
                                                                                          2000                         1999
                                                                                     -------------                 ------------
Current assets                                                                        $     176.3                  $     234.9
Noncurrent assets                                                                           159.2                        185.8
                                                                                      -----------                  -----------
  Total assets                                                                              335.5                        420.7
                                                                                      -----------                  -----------
Current liabilities                                                                         104.6                        132.0
Noncurrent liabilities                                                                       12.8                         10.4
                                                                                      -----------                  -----------
  Total liabilities                                                                         117.4                        142.4
                                                                                      -----------                  -----------
Net assets of Baker Process                                                           $     218.1                  $     278.3
                                                                                      ===========                  ===========

NOTE 8. SALE/LEASEBACK TRANSACTION

         In September 2000, the Company sold four facilities and realized net proceeds of approximately $117.7 million. The proceeds were used to repay outstanding indebtedness. The facilities were leased back from the purchaser over a period of 15 years at current market rates. The resulting gain on the sale was deferred and is being amortized over the life of the lease.


NOTE 9. WESTERN GECO VENTURE

         On September 6, 2000, the Company announced the signing of a definitive agreement with Schlumberger Limited ("Schlumberger") for the purpose of creating a venture to be called Western GECO. The Company will contribute the seismic acquisition assets, data processing assets, multi-client seismic libraries and other assets of Western Geophysical to the venture. In addition, the Company will receive approximately $500 million in cash from Schlumberger and will own 30% of the venture. On October 30, 2000, the Company announced that the waiting period with respect to the formation of the venture provided by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, was terminated.

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


NOTE 10. SUBSEQUENT EVENTS

         In October 2000, the Company's Board of Directors approved, in principle, the Company's plan to substantially exit the oil and gas exploration business. The Company subsequently announced that it has sold its interests in its China oil and gas properties, has signed an agreement to sell its Gulf of Mexico properties and is negotiating the sale of an additional property. The proceeds from these sales are expected to be approximately $53 million and will be used to repay outstanding indebtedness. The Company will also write off its remaining undeveloped exploration properties. As a result of these sales and write-offs, the Company expects to record an after-tax loss of approximately $75 million in the fourth quarter of 2000. The Company intends to retain its interest in the OPL-230 property in Nigeria.

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

BUSINESS ENVIRONMENT

         The Company has eight divisions that, for segment reporting, have been aggregated into one segment - oilfield. The eight divisions - Baker Atlas, Baker Hughes INTEQ, Baker Oil Tools, Baker Petrolite, Centrilift, E&P Solutions, Hughes Christensen and Western Geophysical - manufacture and sell equipment and provide related services used in exploring for, developing and producing hydrocarbon reserves. In addition, E&P Solutions explores for, and produces, oil and natural gas.

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

         Key factors currently influencing the worldwide crude oil and gas market are:

         o PRODUCTION CONTROL: the degree to which OPEC nations and other large producing countries are willing and able to increase or restrict production and exports of crude oil.

         o GLOBAL ECONOMIC GROWTH: particularly in Japan, China, South Korea and the developing areas of Asia where the correlation between energy demand and economic growth is strong.

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

         o WEATHER: demand for oil and natural gas is impacted by variations in temperatures as compared with normal weather patterns.

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

                                                      Three Months Ended                     Nine Months Ended
                                                         September 30,                         September 30,
                                                 -----------------------------         -----------------------------
                                                   2000                1999               2000               1999
                                                 ----------        -----------         ----------          ----------
West Texas Intermediate Crude ($/bbl)            $    31.65         $    21.43         $    29.83          $    17.28
U.S. Spot Natural Gas ($/mcf)                    $     4.49         $     2.48         $     3.57          $     2.10

         During the three months ended September 30, 2000 oil prices averaged $31.65/bbl, ranging from a low of $27.43/bbl to a high of $37.21/bbl. Oil prices increased from prior year levels due to a resurgence of worldwide demand growth led by a recovery of certain Asian markets coupled with lower production from non-OPEC countries. The resulting decrease in global oil inventories (particularly in North America) provided stronger price support.

         U.S. natural gas prices strengthened in the three months ended September 30, 2000 compared with the three months ended September 30, 1999, averaging $4.49/mcf and ranging from a low of $3.58/mcf to a high of $5.33/mcf. The increase is due to an apparent reduction in available gas supply brought about by the sustained reduction in gas directed drilling in the U.S. experienced from January 1998 to September 1999. The price increase was sustained by concerns that the industry would not be able to fill storage to historic average levels by the end of the normal injection season and that natural gas would be in short supply for the winter of 2000/2001.

Rotary Rig Counts

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

                                                   Three Months Ended                     Nine Months Ended
                                                      September 30,                         September 30,
                                             ---------------------------------     -------------------------------
                                                 2000                1999               2000               1999
                                             --------------      -------------     ------------         ----------
U.S. - Land                                       829                 533                728                469
U.S. - Offshore                                   154                 104                137                102
Canada                                            313                 250                335                213
Latin America                                     247                 185                216                183
                                                -----               -----              -----              -----
  Western Hemisphere                            1,543               1,072              1,416                967
                                                -----               -----              -----              -----
North Sea                                          51                  37                 44                 41
Other Europe                                       39                  40                 38                 43
Africa                                             47                  38                 44                 44
Middle East                                       161                 136                153                141
Asia Pacific                                      149                 129                137                142
                                                -----               -----              -----              -----
  Eastern Hemisphere                              447                 380                416                411
                                                -----               -----              -----              -----
Worldwide                                       1,990               1,452              1,832              1,378
                                                =====               =====              =====              =====
U.S. Workover                                   1,027                 849              1,034                784
                                                =====               =====              =====              =====


Outlook

         While reading the Company's outlook set forth below, caution is advised that the factors described above in "-Forward-Looking Statements" and "-Business Environment" could negatively impact the Company's expectations for oil demand, oil and gas prices, and drilling activity.

Oil - Through the balance of 2001, oil prices are expected to be influenced by winter weather and OPEC's willingness and ability to control production to achieve its price targets. Possible scenarios include:

         o A combination of a colder-than-normal winter and insufficient supply from OPEC could result in oil prices exceeding $35 per barrel in the fourth quarter of 2000 and first quarter of 2001. Such high oil prices could contribute to a global economic slowdown in the second half of 2001, which could result in reduced demand and prices that could fall below $20 per barrel by the end of 2001.

         o If OPEC is willing and able to control production and can adjust production to meet its price targets, then oil prices could moderate from $28 to $32 per barrel through the winter of 2000/2001 and trade between $25 and $27 per barrel for the balance of 2001.

         o If OPEC increases production in the winter of 2000/2001 but is unwilling or unable to decrease production in 2001, prices could moderate from $28 to $32 per barrel through the winter of 2000/2001 and trade between $22 and $25 per barrel throughout the balance of 2001.

Natural Gas - U. S. natural gas prices are expected to remain strong throughout 2000 and into 2001 averaging between $3.75/mcf and $5.50/mcf because of continued low storage levels, increased demand and reduced supply throughout the winter of 2000/2001 and into the 2001 injection season.

Customer Spending - Based upon the Company's discussions with its major customers, customer spending directed at developing North American natural gas is expected to increase 10-15% in 2001 as compared with 2000, but will be limited by the availability of drilling rigs, crews and oilfield services in North America; and customer spending directed at developing oil supplies is expected to increase 15-20%, primarily outside of North America.

CERTAIN TRANSACTIONS

         The words "expects", "expected", "intends", "will" and similar words in "Certain Transactions" are intended to identify Forward-Looking Statements.

         The Company's expectation regarding the time of its divesture of its Baker Process division is only its expectation regarding this matter. The actual time may differ materially from the stated expectation and is dependent on a number of factors including the following: the receipt of bids from potential purchasers that the Company deems adequate in terms and value for the division or parts thereof; the conclusion of definitive agreements with any potential bidders for the business; the satisfaction or waiver of all conditions to closing contained in any such agreements; the results of operations of the division and the division's financial condition; and the decision on whether to sell the entire division as one business or to sell portions of the business to multiple bidders.

         The Company's expectation that the closing of the formation of its Western GECO venture with Schlumberger Limited will be in the fourth quarter of 2000 is only its forecast regarding this matter. This forecasted date may be different from the actual date of closing, which is dependent on the following events: the attainment of all requisite regulatory approvals under applicable foreign law for the transaction to be completed; the lapse of all regulatory waiting periods under applicable foreign law for the transaction to close; execution by both parties of a definitive agreement with respect to certain employee matters; and the satisfaction or waiver of all conditions to closing contained in the Master Formation Agreement dated September 6, 2000, between the Company, Schlumberger Limited and certain of their respective affiliates.

         The Company's expectations regarding the amount of proceeds that it will receive from sales of certain of its exploration and production properties and the size of the after tax loss that the Company may incur as a result of the sales and the write-off of the residual value of certain other of the properties are only its estimates of these amounts. These forecasts may be substantially different from actual results, which are affected by the following matters: the successful satisfaction or waiver of all conditions to closing of the sale of the Company's Gulf of Mexico properties to Pioneer and the completion of that sale; the negotiation of a definitive agreement to sell certain of the properties to a third party and the successful completion of the sale to that party; and the successful resolution or satisfaction of any claims of third party preferential rights to purchase, or bid for, the interests that the Company is selling.


         The Company's intent to maintain its interest in its Nigerion oil and gas project is only its present intent with respect to this matter. The Company's intent to hold or divest of this project could change in the future depending on the relative value of the project or the value and viability of an offer of a third party with respect to a proposed transaction regarding the project.

Discontinued Operations

         On February 16, 2000, the Company's Board of Directors approved, in principle, a plan to sell the Company's Baker Process division, which manufacturers and sells process equipment for separating solids from liquids and liquids from liquids through filtration, sedimentation, centrifugation and flotation processes. Accordingly, the net assets and operations of Baker Process are reflected as discontinued operations. The Company has retained an investment-banking firm to manage the sale process. The Company expects to divest of Baker Process early in the year 2001. For further discussion see Note 7 of the Notes to Consolidated Condensed Financial Statements.

Western GECO Venture

         On September 6, 2000, the Company announced the signing of a definitive agreement with Schlumberger Limited ("Schlumberger") for the purpose of creating a venture to be called Western GECO. The Company will contribute the seismic acquisition assets, data processing assets, multi-client seismic libraries and other assets of Western Geophysical to the venture. In addition, the Company will receive approximately $500 million in cash from Schlumberger and will own 30% of the venture. On October 30, 2000, the Company announced that the waiting period with respect to the formation of the venture provided by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, was terminated. The transaction is expected to close before the end of 2000.

Oil and Gas Properties

         In October 2000, the Company's Board of Directors approved, in principle, the Company's plan to substantially exit the oil and gas exploration business. The Company subsequently announced that it has sold its interests in its China oil and gas properties, has signed an agreement to sell its Gulf of Mexico properties and is negotiating the sale of an additional property. The proceeds from these sales are expected to be approximately $53 million and will be used to repay outstanding indebtedness. The Company will also write off its remaining undeveloped exploration properties. As a result of these sales and write-offs, the Company expects to record an after-tax loss of approximately $75 million in the fourth quarter of 2000.

         The Company intends to retain its interest in the OPL-230 property in Nigeria. During the third quarter of 2000, the Company reached the cost recovery threshold in its operating agreement with the operator, which will reduce future pre-tax earnings to the Company by approximately $12 million per quarter at current commodity pricing and production levels.

RESULTS OF CONTINUING OPERATIONS

Revenues

         Revenues for the three months ended September 30, 2000 increased 14.0% to $1,273.6 million compared with revenues of $1,117.6 million for the three months ended September 30, 1999. Geographically, revenues in the Western Hemisphere, which account for 56.8% of total consolidated revenues, and revenues in the Eastern Hemisphere increased 14.0% and 13.9%, respectively, for the three months ended September 30, 2000 compared with the three months ended September 30, 1999. These increases reflect the increased drilling activity in these areas, as evidenced by a 43.9% increase in the Western Hemisphere rig count and a 17.6% increase in the Eastern Hemisphere rig count, and improved pricing for the Company's products and services offset by the ongoing weakness of the seismic market. Excluding revenues from the Company's seismic division, Western Geophysical, revenues in the Western Hemisphere and the Eastern Hemisphere increased 31.1% and 15.5%, respectively, for the third quarter of 2000 compared with the third quarter of 1999.

         Revenues for the nine months ended September 30, 2000 of $3,605.3 million increased 4.7% compared with revenues of $3,442.8 million for the nine months ended September 30, 1999. Revenues were impacted by the continuing improvement in drilling activity levels, as evidenced by a 32.9% increase in the rig count, offset by the ongoing weakness of the seismic market. Excluding revenues from Western Geophysical, revenues for the nine months ended September 30, 2000 increased 12.3% compared with the nine months ended September 30, 1999.

Gross Margin

         Gross margin for the three months ended September 30, 2000 and 1999 was 25.0% and 19.8%, respectively. Gross margin for the nine months ended September 30, 2000 and 1999 was 22.9% and 21.5%, respectively. The improvement in gross margin percentages is the result of several factors, including pricing improvements for the Company's products and services, primarily in North America; significantly higher production levels and related pricing from oil production; continued cost management measures throughout the Company and higher utilization of the Company's assets, including rental tool fleets and manufacturing capacity. These improvements were offset somewhat by continued weakness in the seismic business.

Selling, General and Administrative

         Selling, general and administrative ("SG&A") expenses are generally more fixed in nature and therefore may not correlate to changes in revenues. SG&A expense as a percentage of consolidated revenues for the three and nine months ended September 30, 2000 was 13.4% and 14.2%, respectively, compared with 14.5% and 14.1%, respectively, for the three and nine months ended September 30, 1999. Included in SG&A expense for the nine months ended September 30, 1999 is a nonrecurring credit of $15.3 million related to the sale of certain net assets. In addition, SG&A expense for the nine months ended September 30, 2000 includes nonrecurring severance expense of $4.1 million in connection with the departure of the Company's former chief executive officer. Excluding these items, SG&A expense as a percentage of revenues for the nine months ended September 30, 2000 and 1999 was 14.1% and 14.5%, respectively. The decrease in SG&A expenses as a percentage of consolidated revenues is primarily due to a higher revenue base and increased net foreign exchange gains offset by increases in incentive and other compensation expenses.

Merger Related Costs

         In connection with the merger with Western Atlas Inc. in 1998, the Company recorded merger related costs of $217.5 million. Cash provisions of the merger related costs totaled $159.3 million. The actual cash payments made and the remaining accrued balances at September 30, 2000 are summarized below:

                                                                       Accrued                                        Accrued
                                                                      Balance at               Amounts               Balance at
                                                                     December 31,              Paid in             September 30,
                                                                         1999                    2000                   2000
                                                                   ---------------         --------------          --------------
Cash costs:
   Transaction costs                                               $         1.3           $        (0.4)         $         0.9
   Employee costs                                                           10.8                    (3.0)                   7.8
   Other merger integration costs                                            2.7                    (0.7)                   2.0
                                                                   -------------           -------------          -------------
Total                                                              $        14.8           $        (4.1)         $        10.7
                                                                   =============           =============          =============

Unusual and Other Nonrecurring Charges

1999

         As a result of continuing low activity levels, predominantly for the Company's seismic products and services, the Company recorded charges during the fourth quarter of 1999 totaling $122.8 million. The cash provision of the charges totaled $50.7 million. The actual cash payments made, adjustments made to the accruals during 2000 and the remaining accrued balances at September 30, 2000 are summarized below:





                                                     Accrued                                                       Accrued
                                                    Balance at               Amounts          Adjustments         Balance at
                                                   December 31,              Paid in               in            September 30,
                                                       1999                   2000                2000                2000
                                                  -------------          ------------        --------------      -------------
Cash charges:
   Severance for approximately
     800 employees                                $        10.3          $        (6.5)      $        (1.1)      $         2.7
   Lease termination and other
     contractual obligations                               34.5                  (18.3)               (7.2)                9.0
   Other cash charges                                       2.2                   (0.6)                -                   1.6
                                                  -------------          -------------       -------------       -------------
Total                                             $        47.0          $       (25.4)      $        (8.3)      $        13.3
                                                  =============          =============       =============       =============


1998

         In 1998, as a result of a sharp decline in the demand for the Company's products and services, and to adjust to the lower level of activity, the Company assessed its overall operations and recorded charges of $551.9 million. Cash provisions of the charges totaled $118.0 million. The actual cash payments, adjustments to the accruals during 2000 and the remaining accrued balances at September 30, 2000 are summarized below:

                                                     Accrued                                                       Accrued
                                                    Balance at              Amounts           Adjustments         Balance at
                                                   December 31,             Paid in                in            September 30,
                                                       1999                   2000                2000                2000
                                                  -------------          ------------        --------------      -------------
Cash costs:
   Severance for approximately
     5,200 employees                              $         1.3          $        (0.9)      $         -           $      0.4
   Integration costs, abandoned leases
     and other contractual obligations                      5.9                   (2.3)                -                  3.6
   Environmental accruals                                   0.9                   (0.9)                -                  -
   Other cash costs (includes litigation
      accruals)                                            10.1                   (2.5)               (4.2)               3.4
                                                  -------------          -------------       -------------         ----------
Total                                             $        18.2          $        (6.6)      $        (4.2)        $      7.4
                                                  =============          =============       =============         ==========


Interest Expense

         Interest expense for the three months ended September 30, 2000 increased $1.9 million compared with the three months ended September 30, 1999. This increase was due to slightly higher weighted average interest rates offset by lower average debt levels.

         Interest expense for the nine months ended September 30, 2000 increased $7.0 million compared with the nine months ended September 30, 1999. This increase was due to higher average debt levels needed to fund capital expenditures and working capital needs coupled with slightly higher weighted average interest rates.

Gain on Trading Securities

         In the fourth quarter of 1999, the Company announced its intention to sell its holdings of Tuboscope, Inc., now known as Varco International, Inc. ("Varco"), and reclassified these holdings from available for sale securities to trading securities. During the three and nine months ended September 30, 2000, the Company recorded gains (losses) of $(3.1) million and $14.1 million, respectively, related to these holdings. As of September 30, 2000, the Company has disposed of all of its Varco holdings.

Income Taxes

         The effective income tax rate for the three months ended September 30, 2000 and 1999 was 36.4% and 35.9%, respectively. The increase in the effective income tax rate is related to higher taxes from nonrecurring items.

         The effective income tax rate for the nine months ended September 30, 2000 and 1999 was 34.4% and 25.2%, respectively. During the quarter ended June 30, 1999, the Company reached an agreement with the Internal Revenue Service regarding the audit of its 1994 and 1995 U.S. consolidated income tax returns. As a result of the agreement, the Company recognized a net tax benefit of $18.1 million. Excluding this nonrecurring item, the effective income tax rate for the nine months ended September 30, 1999 was 35.3%.

CAPITAL RESOURCES AND LIQUIDITY

         The Company's capital requirements have principally related to capital expenditures and working capital needs. These requirements have been met through a combination of bank debt and internally generated funds.

Operating Activities

         Net cash inflows from operating activities of continuing operations were $413.0 million and $384.3 million for the nine months ended September 30, 2000 and 1999, respectively. The increase in cash flow is due to increased activity levels.

Investing Activities

         Net cash outflows from investing activities of continuing operations were $249.9 million and $405.3 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease is due to reduced expenditures for capital assets of $75.3 million and proceeds of $72.7 million from the sale of the Company's Varco holdings. Additionally, proceeds from the disposal of assets generated $93.2 million and $120.2 million for the nine months ended September 30, 2000 and 1999, respectively. Proceeds from the sale of the MPD unit at Hughes Christensen and the Norward unit at Baker Atlas generated $34.4 million in the nine months ended September 30, 2000.

         The Company currently expects 2000 capital expenditures to be approximately $640.0 million, excluding any acquisitions. The planned capital expenditures for 2000 are normal recurring items necessary to support business expansion. The Company expects to fund the capital expenditures primarily out of funds provided from operations and outstanding lines of credit.

         The words "expected" and "expects" are intended to identify Forward-Looking Statements in "Investing Activities". See "-Forward-Looking Statements" and "-Business Environment" above for a description of risk factors related to these Forward-Looking Statements.

Financing Activities

         Net cash inflows (outflows) from financing activities of continuing operations were $(124.3) million and $35.4 million for the nine months ended September 30, 2000 and 1999, respectively. The reduction in cash flow is due to the decrease in total debt outstanding from $2,814.1 million at December 31, 1999 to $2,649.5 million at September 30, 2000. The decrease in debt is primarily due to the repayment of $163.7 million in indebtedness with the proceeds from the sale of various assets as described above in "Investing Activities" and the $117.7 million in proceeds from the sale/leaseback transaction that occurred in September 2000. The Company sold and subsequently leased back four facilities for a period of 15 years. The resulting gain was deferred and is being amortized over the life of the lease.

         At September 30, 2000, the Company had $1,465.2 million of credit facilities with commercial banks, of which $962.5 million was committed. These facilities are subject to normal banking terms and conditions that do not significantly restrict the Company's activities. The debt to equity ratio was
0.86 at September 30, 2000 compared with 0.92 at December 31, 1999.

ACCOUNTING STANDARDS

Derivative and Hedge Accounting

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The Statement, as amended, is required to be adopted in years beginning after June 15, 2000. The Company will adopt the new Statement effective January 1, 2001. The statement establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. The Company has substantially completed a review of its contracts that may be derivatives or that may include embedded derivatives. Based on this review, the Company has identified a limited number of these contracts that may have to be accounted for under SFAS No. 133. Additionally, the Company has minimal use of traditional derivative instruments. Based on these factors, management does not anticipate that the adoption of the new Statement will have a significant effect on the Company's results of operations or its financial position.

Revenue Recognition

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Based upon a review of its sales process, the Company noted that its products and services are generally sold based upon an authorized purchase order or contract with the buyer, which is consistent with industry practices. The purchase orders and contracts contain fixed or determinable prices and generally do not include any rights of return, cancellation or other similar clauses. Revenue is recognized when the products are delivered, title passes or the services have been rendered and when collectibility is reasonably assured based upon the Company's normal credit terms. The Company believes that its revenue recognition policy is substantially in compliance with SAB101, and that the adoption of the provisions of SAB 101 in the fourth quarter of 2000 will not have a material impact on the Company's results of operations or its financial position.

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

         Most of the Company's products and services are essentially priced with reference to U.S. dollar-denominated prices. Because of this, the Company does not believe that it will be subject to a significant increase in pricing transparency due to the introduction of the Euro. The Company's customers may require billing in two or more currencies. Until the Company's financial computer systems are modified or replaced to handle Euro-denominated transactions, the Company will, in most cases, need to apply a methodology whereby legacy currencies are first converted into Euros according to a legally prescribed fixed exchange ratio and then, when the customer requires, converted from Euros to a second national currency. The Company does not believe that this conversion will materially affect its contracts. Most of the Company's contracts are either bids in response to requests for tenders or purchase orders. These contracts are either priced in purchase and sales orders, which are short term in nature, or in longer-term contracts that are sufficiently flexible to permit pricing in multiple currencies. The Euro conversion period is longer than most of the pricing features of these contracts, thus permitting a pricing conversion to the Euro as new orders are issued. The same is true with most of the Company's contracts with vendors.

         During the June 1997 quarter, the Company began a multi-year initiative designed to develop and implement an enterprise-wide software system. The initiative, named "Project Renaissance," will utilize SAP R/3 as its software platform across all significant operations of the Company. SAP R/3 is programmed to process in Euros for most of the Company's accounting, financial and operational functions, and the Company expects that the implementation of this system will address its Euro issues in these areas. Because the Company has engaged in this implementation for operational purposes and not solely to address Euro issues, the Company has not separately determined the cost of converting these systems for use with the Euro. These Euro conversion costs are embedded in the cost of Project Renaissance and are not susceptible to separate quantification. The Company has scheduled implementation of SAP R/3 in its major European operations prior to January 1, 2002. Alternatively, the Company may make certain modifications to its legacy computer systems, or replace them, to address certain Euro conversion issues, pending full implementation of SAP R/3. The Company currently expects to begin converting its legacy currency based financial records to the Euro beginning in January 2001 with all significant records converted by September 30, 2001.

         In addition, the Company has substantially completed the implementation of a new cash management system that is able to process transactions in Euros. The Company does not presently have any interest rate or currency swaps that are denominated in Euro legacy currencies.

         The Company continues to assess the impact of the Euro on its operations and financial, accounting and operational systems. The Company does not presently anticipate that the transition to the Euro will have a significant impact on its results of operations, financial position or cash flows.

         The word "anticipate", "will", "may" , and "expects" are intended to identify Forward-Looking Statements in "Euro Conversion." The Company's anticipation regarding the lack of significance of the Euro introduction on the Company's operations is only its forecast regarding this matter. This forecast may be substantially different from actual results, which are affected by factors such as the following: unforeseen difficulties in remediating specific computer systems to accommodate the Euro due to the complexity of hardware and software, the failure of the Company to implement SAP R/3 or another Euro compliant computer system in a geographic location that prices in Euros, the inability of third parties to adequately address their own Euro systems issues, including vendors, contractors, financial institutions, U.S. and foreign governments and customers, the delay in completion of a phase of the Company's remediation of a computer system to accommodate the Euro necessary to begin a later phase, the discovery of a greater number of hardware and software systems or technologies with material Euro issues than the Company presently anticipates, and the lack of alternatives that the Company previously believed existed.

ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

         At September 30, 2000, the Company had outstanding a crude oil swap agreement and two crude oil collar agreements to hedge against price risk associated with production in its E&P Solutions division. As designated hedges, gains or losses on these derivatives will offset gains or losses on crude oil production resulting from market changes.

         Under the swap agreement, the Company pays the West Texas Intermediate price quoted on the NYMEX futures exchange and receives a fixed price. Notional volumes hedged were 225,000 bbl/month for October to December 2000, with an average swap price of $24.74. If the Company were to settle the contract at September 30, 2000, the Company would incur a loss of $3.9 million. The agreement expires in December 2000.

         The two collar agreements will settle monthly based upon the average of the closing settlement price for the first nearby month futures contract for West Texas Intermediate crude oil on the NYMEX on each trading day during the month. The notional volume hedged was 200,000 bbl/month for January to March 2001, with a ceiling of $35.00 and a floor of $27.00. For April to June 2001, the notional volume hedged was 200,000 bbl/month, with a ceiling of $33.00 and a floor of $27.00. At September 30, 2000 these contracts had a fair market value of $0.3 million.

         At September 30, 2000, the Company had Australian Dollar denominated commitments of $6.1 million primarily related to the purchase of seismic equipment. The Company entered into forward exchange contracts with notional amounts of $6.1 million as a hedge to these commitments. At September 30, 2000, the fair market value of these contracts was $5.8 million.

         Certain borrowings of the Company are denominated in currencies other than its functional currency. At September 30, 2000, these nonfunctional currency borrowings totaled $4.4 million with exposures between the U.S. Dollar and the Euro, the British Pound, the Saudi Riyal, and the Malaysian Ringgit. A 10% appreciation of the U.S. Dollar against these currencies would not have a significant effect on the future earnings of the Company.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company has been named as a defendant in a number of shareholder class action securities fraud suits following the Company's announcement on December 8, 1999 regarding accounting issues it discovered at its Baker Hughes INTEQ division. The Company previously restated in a Form 10-K for its year ended December 31, 1999 and in Forms 10-Q/A for each of the three month periods ended March 31, June 30 and September 30, 1999 certain of its prior period financial statements as a result of these issues. These suits have been consolidated into one lawsuit pursuant to the Private Securities Litigation Reform Act of 1995. The Company believes the allegations in these suits are without merit, and the Company intends to vigorously defend the suits. Even so, an adverse outcome in this class action litigation could have an adverse effect on the Company's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

              (27) Financial Data Schedule

         (b) Reports on Form 8-K:

             A report on From 8-K was filed with the Commission on July 25, 2000, reporting the election of Michael E. Wiley as the Company's Chairman of the Board, President and Chief Executive Officer effective as of August 14, 2000.

             A report on Form 8-K was filed with the Commission on September 7, 2000, reporting that the Company had signed a definitive Master Formation Agreement with Schlumberger Limited for the purpose of creating a seismic venture to be called Western GECO.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            BAKER HUGHES INCORPORATED
                                  (Registrant)



Date:  November 13, 2000              By  /s/ G. STEPHEN FINLEY
                                      ------------------------------------------
                                      Sr. Vice President - Finance and
                                      Administration and Chief Financial Officer


Date:  November 13, 2000              By  /s/ ALAN J. KEIFER
                                      ------------------------------------------
                                      Vice President and Controller

                                  EXHIBIT INDEX


Exhibit No.              Description
-----------              -----------
     27                  Financial Data Schedule