Form 10-K
period 2000-12-31
BAKER HUGHES INC
filed 2001-03-12
CIK 808362

                                    Form 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
           Title of Each Class                          On Which Registered
           -------------------                          -------------------
       Common Stock, $1 Par Value                     New York Stock Exchange
                                                         Pacific Exchange
                                                          Swiss Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                 ---------------

    At March 7, 2001, the registrant has outstanding 334,811,940 shares of Common Stock, $1 par value. The aggregate market value of the Common Stock on such date (based on the closing price on March 6, 2001 reported by the New York Stock Exchange) held by nonaffiliates was approximately $14,430,394,000.

                                 ---------------

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Registrant's 2000 Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2001 are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS

    Baker Hughes Incorporated (the "Company") is a Delaware corporation engaged in the oilfield and process industries. In addition, the Company manufactures and sells other products and provides services to industries that are not related to the oilfield or continuous process industries. The Company conducts certain of its operations through joint ventures, partnerships or alliances.

    The Company was formed in connection with the combination of Baker International Corporation and Hughes Tool Company that was consummated on April 3, 1987. The Company acquired Western Atlas Inc. ("Western Atlas") in a merger completed on August 10, 1998. As used herein, the "Company" refers to Baker Hughes Incorporated and its subsidiaries, unless the context clearly indicates otherwise.

    On November 30, 2000, the Company, Schlumberger Limited, a Netherlands Antilles corporation ("Schlumberger"), and certain wholly owned subsidiaries of Schlumberger consummated the transactions contemplated by the Master Formation Agreement dated September 6, 2000. Under the terms of the Master Formation Agreement, the Company and Schlumberger created a venture by transferring the seismic fleets, data processing assets, exclusive and nonexclusive multi-client surveys and other assets of the Company's Western Geophysical division and Schlumberger's Geco-Prakla division. The Company and Schlumberger respectively own 30% and 70% of the venture, which will operate under the name Western GECO.

    For additional industry segment information for the three years ended December 31, 2000, see Note 11 of the Notes to Consolidated Financial Statements in Item 8 herein.

OILFIELD

     The Oilfield segment consists of six operating divisions: Baker Atlas, Baker Hughes INTEQ, Baker Oil Tools, Baker Petrolite, Centrilift and Hughes Christensen.

    The Company is a leading supplier of wellbore related products, services and systems to the worldwide oil and gas industry. Through its six oilfield service divisions, the Company provides equipment, products and services for drilling, formation evaluation, completion and production of oil and gas wells.

    Baker Atlas. The Company, through its Baker Atlas division, is a leading provider of a complete range of downhole well logging services, including advanced formation evaluation, production and reservoir engineering, petrophysical and geophysical data acquisition services. In addition, the Company provides perforating and completion technologies, pipe recovery, data management, processing and analysis. This diverse range of services is applicable through the life cycle of a reservoir - in support of the drilling process, through prospect evaluation and appraisal, to production and reservoir management. The services and information allow oil and gas companies to define, reduce and manage their risk. In performing well logging services the Company conveys electronic instrumentation and sensor packages into the borehole, by means of an electrical wireline, drill-pipe, coiled tubing or well tractor. The surface controlled instrumentation gathers measurements, collects samples and performs experiments downhole. The measurements are recorded digitally and can be displayed on a continuous graph, or well log, against depth or time. These well logs are processed, analyzed and interpreted to determine physical attributes of the well, which can indicate the volume of hydrocarbon present, the extent of the reservoir, and its producibility. Perforating services are offered by Baker Atlas and the Company's Baker Oil Tools division, and provide a pathway through the casing and cement sheath in wells so that the hydrocarbon can enter the well bore from the formation. The Company's largest competitors in the downhole logging and perforating markets include Schlumberger and Halliburton Company ("Halliburton").

    Baker Hughes INTEQ. The Company, through its Baker Hughes INTEQ division, believes that it is a leading supplier of real time drilling and evaluation services to the oil and gas industry. These services include directional and horizontal drilling services, drilling fluid systems, logging-while-drilling, measurement-while-drilling, mud logging, coring and subsurface surveying. The Company is particularly well positioned to provide the high end technology solutions that oil and gas companies require to drill complex wells in challenging reservoir environments. Baker Hughes INTEQ is an industry leader in the design and planning of wells that incorporate complex trajectories set to intercept multiple reservoir targets. As exploration and development moves increasingly to deepwater, clients desire to utilize the Company's drilling technology to reduce cost through optimized performance. In the upper hole sections of an oil and gas well, the Company's survey services and high performance drilling motors can help to provide safe and efficient drilling of the formations. In the directional portion of the well the Company's rotary steering technology is combined with logging while drilling technology to allow clients to drill three dimensional well trajectories while taking measurements that allow evaluation of the formations drilled. This information is transmitted back to the surface through the use of pulse telemetry, a system where differential pressure patterns are transmitted through a fluid column back to the surface where they are decoded. The Company's visualization technology at the surface allows this real-time data to be overlaid on images of the reservoir, permitting engineers to steer the well while watching graphical representation of the drilling assembly moving through the reservoir. Such tools allow access to, and the efficient drilling of, reservoirs that could not have been developed efficiently five years ago. With regard to these products and services, the Company competes principally with Halliburton and Schlumberger.

    The Company, through its Baker Hughes INTEQ division, also produces and markets drilling fluids (muds) and specialty chemicals and provides technical services for their use in oil and gas well drilling. Drilling fluids are typically contain barite or bentonite and may use a water or oil base. The main purpose of the fluid is to provide stability within the wellbore, to clean the bottom of a hole by removing cuttings and transporting them to the surface, to cool the bit and drill string, to control formation pressures and to seal porous well formations. To provide optimized stability and future oil production, a fluid is often customized for a wellbore as the well-site engineer monitors the interaction between drilling fluid and formation. The Company also furnishes on-site, around-the-clock laboratory analysis and examination of circulated and recovered drilling fluids and recovered drill cuttings to detect the presence of hydrocarbons and identify the formations penetrated by the drill bit. The Company's principal competitors with regard to these products and services are Smith International, Inc. ("Smith") and Halliburton.

    Baker Oil Tools. The Company, through its Baker Oil Tools division, is a leading provider of downhole completion, workover and fishing equipment and services. Completion product lines include packers, flow control equipment, subsurface safety valves, liner hangers and sand control systems. Packers are used in the well bore to seal the space between the production tubing and the casing, to protect the casing from reservoir pressures and corrosive formation fluids, and to maintain the separation of production zones. Casing is steel pipe used to line the well bore to keep the wall of the drilled hole from caving in, to prevent fluids from moving from one formation to another, and to improve the efficiency of extracting oil and gas from producing wells. Production tubing is the pipe through which the oil and gas flows from the producing zone under the ground to the surface of the well. Flow control equipment provides additional means to control and adjust flow downhole from producing zones while safety valves shut off all flow to the surface in the event of an emergency. New technology developments in this area include intelligent completion systems, which can provide lower customer operating costs through remote actuation and the opportunity for enhanced production by controlling selective zone production based on real time reservoir data. The Company believes that it is a leading worldwide manufacturer and provider of packers, flow control and safety valve equipment and that its principal competitors are Halliburton, Schlumberger and Weatherford International Inc. ("Weatherford").

    The Company also manufactures and sells liner hanger systems. The Company's customers use these tools to suspend and set strings of casing pipe in wells. New technology developments in this area include multi-lateral completions systems, which provide multiple downhole casing pipes to be tied to one main well bore casing pipe ("junction") with pressure seal integrity. The Company believes that it is a leading worldwide producer of liner hangers and multi-lateral systems with its primary competitors in this area being Halliburton and Weatherford.

    The Company offers sand control equipment (gravel pack tools, screens, fluids and pumping) and services that prevent sand from entering the well bore and reducing productivity. Most recently, the Company has expanded its marine vessel, high pressure, "frac-pack" services capabilities. The Company believes it is a leading provider of sand control services and its primary competitors are Halliburton, Schlumberger and BJ Services Company.

    The Company provides mechanical services tools and inflatable packers for the workover segment of the market. The inflatable products enable thru-tubing remedial operations that utilize coiled tubing rigs. The inflatable packers are also used in the open hole environment for testing the potential of a well during the drilling phase prior to the installation of casing and as an integral part of the casing (external casing packer) to provide zone separation. The Company's primary competitors for these product lines are Halliburton, Schlumberger and Weatherford.

    The Company also provides fishing equipment and services using specialized tools to locate, dislodge and retrieve twisted off, dropped or damaged pipe, tools or other objects from inside the well bore, potentially hundreds or thousands of feet under the ground. In addition, milling, cutting and whipstock services are offered to clean out well bores or mill windows in the casing to drill a sidetrack or multi-lateral well. The Company's fishing services are also offered in a thru-tubing producer line making it compatible with coiled tubing workover operations. The Company believes that it is a leading provider of fishing services with its major competitors being Weatherford and Smith.

    The Company also provides other completion, remedial and production products and services, including control systems for surface and subsurface safety valves and surface flow lines and flow regulators and packers used in secondary recovery waterflood projects. The Company's primary competitors for these products and services are Halliburton and Schlumberger.

    Baker Petrolite. The Company, through its Baker Petrolite division, is a leading provider of oilfield specialty chemicals and integrated chemical technology solutions for petroleum production, transportation and refining. Chemicals that the Company provides include specialty chemicals that production segments of the petroleum industry use, as well as industrial chemicals that customers use in refining, wastewater treatment and cooling and boiler water processes. The Company also provides chemical technology solutions to other industrial markets throughout the world including petrochemicals, fuel additives, plastics, imaging, adhesives, steel and crop protection. The Company believes that its primary competitors are Nalco-Exxon Energy Chemicals LP and the Betz Dearborn division of Hercules, Inc.

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

    Hughes Christensen. The Company believes that, through its Hughes Christensen division, it is a leading manufacturer and marketer of Tricone(R) roller cone drill bits and polycrystalline diamond compact (PDC) fixed cutter bits for the worldwide oil, gas, mining and geothermal industries. The Company believes that its principal competitors in this area are Smith, Halliburton and Schlumberger for oil and gas applications, and Smith and Sandvik for other applications.

PROCESS

    In February 2000, the Company's Board of Directors approved a plan, in principle, to sell its Baker Process division. As of February 2001, the Company was not able to divest its Baker Process division as an entire business unit on terms it found acceptable. Future marketing efforts will focus on individual product lines. The Company's intent to dispose of its interest in the Baker Process product lines is only its present intent with respect to this matter. The Company's intent could change in the future depending on the relative value of a product line or the value and viability of an offer of a third party with respect to a proposed transaction regarding the product line.

    The Company, through its Baker Process division, provides a broad range of separation equipment and systems to concentrate product or separate and remove waste material in the mineral, industrial, pulp and paper and municipal industries. The Company's product lines include vacuum filters (drum, disc and horizontal belt), pressure filters (filter presses and belt presses), sedimentation products (granular media filters, thickeners, clarifiers), flotation cells and aeration equipment. The Company's principal competitors for sales for mineral and industrial applications are Krauss Maffei, Outokumpu and Svedala; the Company's principal competitors for sales for municipal applications are Vivendi through its U.S. Filter companies, and Walker Process; and the Company's principal competitor for sales for pulp and paper applications is Ahlstrom.

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

WESTERN GECO

    On November 30, 2000, the Company, Schlumberger Limited, a Netherlands Antilles corporation ("Schlumberger"), and certain wholly owned subsidiaries of Schlumberger consummated the transactions contemplated by the Master Formation Agreement dated September 6, 2000. Under the terms of the Master Formation Agreement, the Company and Schlumberger created a venture by transferring the seismic fleets, data processing assets, exclusive and nonexclusive multi-client surveys and other assets of the Company's Western Geophysical division and Schlumberger's Geco-Prakla division. The Company and Schlumberger respectively own 30% and 70% of the venture, which will operate under the name Western GECO.

    The Company, through its interest in Western GECO, is a leading provider of seismic data acquisition and processing services to assist oil and gas companies in evaluating the producing potential of sedimentary basins and in locating productive zones. Seismic data are acquired by producing a sound wave. The sound wave moves through the ground and is recorded by audio instruments. The sound waves on the recordings are then analyzed to determine the characteristics of the geologic formations through which they moved and the extent that oil and gas may be trapped in or moving through those formations. This analysis is known as a seismic survey. Western GECO conducts seismic surveys on land, in deep waters and across shallow-water transition zones worldwide. These seismic surveys encompass high-resolution two-dimensional and three-dimensional surveys for delineating exploration targets. Western GECO also conducts time-lapse four-dimensional seismic surveys for monitoring reservoir fluid movement over time. Seismic information can reduce field development and production costs by reducing turnaround time, lowering drilling risks and minimizing the number of wells necessary to explore and develop reservoirs. Western GECO's major competitors in providing these services are Compagnie Generale de Geophysique, Veritas DGC, Inc. and Petroleum Geo-Services ASA.

EXPLORATION AND PRODUCTION ACTIVITIES

    The Company, through E&P Solutions, acquired equity positions in oil and gas properties and functions as the operator of some of these properties. The Company acquired many of these oil and gas interests, at the request of its customers, in connection with providing its customers products and services. The Company has a strategy to substantially exit the oil and gas exploration business and its oil production business, except for its OPL-230 project in Nigeria. In connection with this strategy, the Company sold its interest during 2000 in its China and U.S. Gulf of Mexico oil and gas properties as well as a number of smaller interests in other properties. The Company intends to retain its interest in its OPL-230 property in Nigeria; however, its intent to hold or divest of this project could change in the future depending on the relative value of the project and the viability of an offer of a third party with respect to a proposed transaction regarding the project. The Company's oilfield services customers also operate oil and gas wells.


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

RESEARCH AND DEVELOPMENT; PATENTS

    The Company is engaged in research and development activities directed primarily toward improvement of existing products and services, design of specialized products to meet specific customer needs and development of new products and processes. For information regarding the amounts of research and development expense in each of the three years ended December 31, 2000, see Note 15 of the Notes to Consolidated Financial Statements in Item 8 herein.

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

BUSINESS DEVELOPMENTS

OILFIELD

    In November 2000, the Company consummated the formation of the Western GECO seismic venture with Schlumberger Limited. Western GECO is owned 70% by Schlumberger and 30% by the Company. Western GECO is comprised of the seismic fleets, data processing assets, exclusive and nonexclusive multi-client surveys, and other assets of the Western Geophysical division of the Company and Schlumberger's Geco-Prakla division.

    In October 2000, the Company's Board of Directors approved the Company's plan to substantially exit the oil and gas exploration business. As a result, the company sold its Gulf of Mexico and China oil and gas properties and certain remaining undeveloped oil and gas properties. The Company intends to retain its interest in the OPL-230 property in Nigeria. However, this intent is only the Company's present intent with respect to this matter. The Company's intent to hold or divest of this project could change in the future depending on the relative value of the project or the value and viability of an offer of a third party with respect to a proposed transaction regarding the project.

PROCESS

    During the year 2000 the Company actively marketed the Baker Process division with the intent of selling the entire unit. The Company has not been successful in securing an acceptable offer for the entire division. Future marketing efforts will focus on individual product lines.

EMPLOYEES

    At December 31, 2000, the Company had a total of approximately 24,500 employees, as compared to approximately 27,300 employees at December 31, 1999 and a 1998 peak of approximately 36,500 employees in May 1998. Approximately 1,781 employees at December 31, 2000, were represented under collective bargaining agreements that terminate at various times through April 1, 2003. The Company believes that its relations with its employees are satisfactory.

EXECUTIVE OFFICERS

    The following table shows as of March 7, 2001, the name of each executive officer of the Company, together with his age and all offices presently held with the Company.

NAME                  AGE

Michael E. Wiley      50            Chairman of the Board, President and Chief
                                    Executive Officer of the Company since
                                    August 2000. President and Chief Operating
                                    Officer from 1997 to 2000 and Executive Vice
                                    President from 1997 to 1998 of Atlantic
                                    Richfield Company; Chairman of the Board
                                    from 1994 to 2000 and President and Chief
                                    Executive Officer from 1996 to 1997 of
                                    Vastar Resources, Inc. Employed 2000.

Andrew J. Szescila    53            Senior Vice President and Chief Operating
                                    Officer of the Company since 2000 and
                                    President, Baker Hughes Oilfield Operations
                                    from January 2000 to October 2000. Senior
                                    Vice President of the Company since 1997.
                                    Vice President of the Company from 1995 to
                                    1997; and President of Hughes Christensen
                                    Company from 1989 to 1997. President, BJ
                                    Services International, from 1987 to 1988;
                                    and President, Baker Service Tools, from
                                    1988 to 1989. Employed 1973.

George S. Finley      50            Senior Vice President - Finance and
                                    Administration and Chief Financial Officer
                                    of the Company since 1999; Senior Vice
                                    President and Chief Administrative Officer
                                    from 1995 to 1999; Controller from 1987 to
                                    1993; and Vice President from 1990 to 1995
                                    of the Company. Chief Financial Officer of
                                    Baker Hughes Oilfield Operations from 1993
                                    to 1995. Employed 1982.

Alan R. Crain, Jr.    49            Vice President and General Counsel of the
                                    Company since October 2000. Vice President,
                                    General Counsel and Secretary of Crown Cork
                                    & Seal Company, Inc. from 1999 to 2000; Vice
                                    President and General Counsel from 1996 to
                                    1999, and Assistant General Counsel from
                                    1988 to 1996 of Union Texas Petroleum
                                    Holding, Inc. Employed 2000.

Greg Nakanishi        49            Vice President, Human Resources of the
                                    Company since November 2000. President GN
                                    Resources from 1989 to 2000. Employed 2000.

Alan J. Keifer        46            Vice President and Controller of the Company
                                    since July 1999; Western Hemisphere
                                    Controller of Baker Oil Tools from 1997 to
                                    1999. Director of Corporate Audit from 1990
                                    to 1996. Employed 1990.

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

    During the fiscal year ending December 31, 2000, the Company spent approximately $23.5 million to enable the Company to comply with U.S. federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment (collectively, "Environmental Regulations"). In the upcoming fiscal year which will end December 31, 2001, the Company expects to spend a total of $18.7 million to comply with such regulations relating to environmental protection. Based upon current information, the Company believes that its compliance with Environmental Regulations will not have a material adverse effect upon the capital expenditures, earnings and competitive position of the Company because the Company has adequate reserves for such compliance expenditures or the cost to the Company for such compliance is likely to be small when compared to the Company's overall net worth.

    Based upon current information, the Company will incur $2.3 million in capital expenditures for environmental control equipment during the fiscal year ending December 31, 2001 and $5 million in capital expenditures in 2002. Based upon current information, the Company believes that capital expenditures for environmental control equipment for the 2000 and 2001 fiscal years will not have a material adverse effect upon the financial condition of the Company because the aggregate amount of these expenditures for those periods is or is expected to be small when compared to the Company's overall net worth.

    "Environmental Matters" contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "will", "believe", "to be", "expects" and similar expressions are intended to identify forward-looking statements. The Company's' expectations regarding its compliance with Environmental Regulations and its expenditures to comply with Environmental Regulations, including (without limitation) its capital expenditures on environmental control equipment, are only its forecasts regarding these matters. These forecasts may be substantially different from actual results, which are affected by the following factors: changes in Environmental Regulations; unexpected, adverse outcomes with respect to sites in which the Company has been named a potentially responsible party ("PRP"), including (without limitation) the sites listed below; the discovery of new sites of which the Company is not aware where additional expenditures must be spent to comply with Environmental Regulations; an unexpected discharge of hazardous materials in the course of the Company's business or operations; an unplanned acquisition of one or more new businesses; a catastrophic event causing discharges into the environment of hydrocarbons; and the allocation to the Company of liability as a PRP with respect to a site differs from the amount of volume of discharge allocated to the Company with respect to the site.

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

        (b) Spectrace Instruments, Inc. ("Spectrace"), the assets of which were sold to Thermo-Electron Corporation on March 15, 1994, is a named respondent to an EPA Administrative Order associated with the MEW Study Area, an eight square mile soil and groundwater contamination site located in Mountain View, California. A group of PRPs estimates that the total cost of remediation will be approximately $80 million. The Company's environmental consultants have conducted extensive investigations of Spectrace's operating facility located within the MEW Study Area and have concluded that Spectrace's activities could not have been the source of any contamination in the soil or groundwater at and around the MEW Study Area. The EPA has informed the Company that no further work needs to be performed on Spectrace's site and indicated that the EPA does not believe there is a contaminant source on the property. However, the Company continues to be named in the EPA's Administrative Order. The Company continues to believe the EPA's Administrative Order for Remedial Design and Remedial Action is not valid with respect to the Company's subsidiary and is seeking the withdrawal of the Administrative Order with respect to the Company's subsidiary.

        (c) In May 1987, Baker Performance Chemicals Incorporated (now known as
    BPC) entered into an Agreed Administrative Order with the then Texas Water Commission, now known as the TNRCC, with respect to soil and groundwater contamination at the Odessa - Hillmont site located in Odessa, Texas. This site was previously used by BPC as a chemical blending plant. The contaminated soil has been removed, and the site continues in the groundwater recovery/treatment phase at an annual cost to the Company of approximately $25,000.

        (d) In January 1996, Petrolite Corporation (now known as BPC) was named as a PRP by the TNRCC at the McBay Oil and Gas State Superfund Site in Grapevine, Texas. The Company has disputed its involvement in the site based on the fact that it has no knowledge of transporting waste to the site. However, the Company has transacted product sales to McBay Oil and Gas Company. Documentation of product sales has been sent to the TNRCC. Based on available information, the Company does not believe that it has any liability for contamination at this site.

        (e) In July 1997, Petrolite Corporation (now known as BPC), was named by the EPA as a PRP at the Shore Refinery Site, Kilgore, Gregg County, Texas. The Company has completed a thorough search of its documents and records. The Company has concluded that it has not arranged for the disposal, treatment, or transportation of hazardous substances or used oil at the site. To date, the EPA has not produced any substantive, hazardous substance treatment, disposal or transportation documentation linking the Company or any of its subsidiaries or divisions to the environmental conditions at the site. The Company does not believe that it has any liability for contamination at the site.

        (f) In June 1999, Hughes Tool Company (now known as Hughes Christensen) was named as a PRP at the Li Tungsten Site in Glen Cove, New York. This site was used to reprocess tungsten, a strategic metal used in the manufacture of drill bits. The Company has responded to the EPA's inquiry and believes that it has contributed only a de minimus amount of hazardous substances to the site. The site is now undergoing investigative studies to determine a suitable remedial action plan as well as a total estimated cost for remediation.

        (g) In December 2000, Baker Petrolite Corporation was named as a PRP by the EPA at the Casmalia Disposal Site, Santa Barbara County, California. Due to the uncertainties associated with remedial project costs, the total cost to the Company has not been finalized. However, the Company's volumetric portion of the waste that was placed at the site was estimated by the EPA and confirmed by Company records to be less than one-tenth of one percent (0.1%) of the total material transported and placed at the site by the Teir Group of PRPs that the EPA has assigned the Company. The total cost of remediation has been estimated by the EPA to range from $225 million to $290 million.

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


ITEM 2. PROPERTIES

    The Company operates 77 manufacturing plants, almost all of which are owned, ranging in size from approximately 1,500 square feet to approximately 316,000 square feet of manufacturing space and totaling more than 3,685,200 square feet. Of such total, approximately 2,339,600 square feet (63%) are located in the United States, 288,200 square feet (8%) are located in the Western Hemisphere exclusive of the United States, 888,000 square feet (24%) are located in Europe, and 169,400 square feet (5%) are located in the Eastern Hemisphere exclusive of Europe. These manufacturing plants by industry segment and geographic area appear in the table below. The Company also owns or leases and operates various customer service centers and shops, and sales and administrative offices throughout the geographic areas in which it operates.

                                  OTHER                        OTHER
                  UNITED         WESTERN                      EASTERN
                  STATES       HEMISPHERE      EUROPE       HEMISPHERE     TOTAL
                  -------      -----------     -------      -----------    ------
Oilfield            35             10             9             11           65
Process              6              2             3              1           12

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

    The Company has been named as a defendant in a number of shareholder class action suits filed by purported shareholders shortly after the Company's announcement on December 8, 1999 regarding the accounting issues it discovered at its INTEQ division. These suits, which seek unspecified monetary damages, have been consolidated into one lawsuit in federal district court for the Southern District of Texas pursuant to the Private Securities Litigation Reform Act of 1995. The Company believes the allegations in these suits are without merit, and the Company intends to vigorously defend these lawsuits. Even so, an adverse outcome in this class action litigation could have an adverse effect on the Company's results of operations or financial condition.

    See also "Item 1. Business - Environmental Matters."


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock, $1.00 par value per share (the "Common Stock"), of the Company is principally traded on The New York Stock Exchange. The Common Stock is also traded on the Pacific Exchange and the Swiss Exchange. At March 7, 2001, there were approximately 93,000 stockholders and approximately 30,700 stockholders of record.

    For information regarding quarterly high and low sales prices on the New York Stock Exchange for the Common Stock during the two years ended December 31, 2000 and information regarding dividends declared on the Common Stock during the two years ended December 31, 2000, see Note 16 of the Notes to Consolidated Financial Statements in Item 8 herein.

ITEM 6. SELECTED FINANCIAL DATA

    The Selected Financial Data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with "Item 8. Financial Statements and Supplementary Data" herein.


                                                              YEAR ENDED                  THREE MONTHS            YEAR ENDED
                                                              DECEMBER 31,                    ENDED              SEPTEMBER 30,
                                                  ----------------------------------       DECEMBER 31,          -------------
(In millions, except per share amounts)           2000           1999           1998           1997           1997           1996
---------------------------------------           ----           ----           ----           ----           ----           ----
Revenues                                       $ 5,233.8      $ 4,936.5      $ 6,310.6      $ 1,572.8      $ 5,343.6      $ 4,445.8
Costs and expenses:
  Cost of revenues                               4,009.6        4,009.8        5,138.4        1,156.3        4,188.2        3,487.4
  Selling, general and administrative              759.6          741.9          876.3          215.7          538.8          469.9
  Merger related costs                                --           (1.6)         219.1             --             --             --
  Unusual charge, net                               69.6            4.8          215.8             --           52.1           39.6
  Acquired in-process research and
    development                                       --             --             --             --          118.0             --
                                               ---------      ---------      ---------      ---------      ---------      ---------
    Total                                        4,838.8        4,754.9        6,449.6        1,372.0        4,897.1        3,996.9
                                               ---------      ---------      ---------      ---------      ---------      ---------
Operating income (loss)                            395.0          181.6         (139.0)         200.8          446.5          448.9
Equity in income (loss) of affiliates               (4.6)           7.0            6.7            1.9            2.8            0.8
Interest expense                                  (173.3)        (167.0)        (149.0)         (24.5)         (91.4)         (87.9)
Interest income                                      4.8            5.1            3.6            1.2            3.6            4.9
Gain on sale of trading securities                  14.1           31.5             --             --             --           44.3
Spin-off related costs                                --             --             --             --           (8.4)            --
                                               ---------      ---------      ---------      ---------      ---------      ---------
Income (loss) from continuing operations
  before income taxes and cumulative effect
  of accounting change                             236.0           58.2         (277.7)         179.4          353.1          411.0
Income tax provision                              (133.7)         (24.9)         (18.4)         (68.0)        (160.7)        (167.4)
                                               ---------      ---------      ---------      ---------      ---------      ---------
Income (loss) from continuing operations
  before cumulative effect of accounting
  change                                           102.3           33.3         (296.1)         111.4          192.4          243.6
Cumulative effect of accounting change for
  the impairment of long-lived assets held
  for disposal                                        --             --             --             --          (12.1)            --
                                               ---------      ---------      ---------      ---------      ---------      ---------
Income (loss) from continuing operations           102.3           33.3         (296.1)         111.4          180.3          243.6
Income (loss) from discontinued operations
  of UNOVA, Inc., net of tax                          --             --             --            2.8         (154.9)          55.7
                                               ---------      ---------      ---------      ---------      ---------      ---------
Net income (loss)                              $   102.3      $    33.3      $  (296.1)     $   114.2      $    25.4      $   299.3
                                               =========      =========      =========      =========      =========      =========

Per share of common stock:
  Income (loss) from continuing operations
    Basic                                      $    0.31      $    0.10      $   (0.92)     $    0.35      $    0.64      $    0.85
    Diluted                                         0.31           0.10          (0.92)          0.34           0.63           0.84
  Dividends                                         0.46           0.46           0.46           0.12           0.46           0.46

Financial Position:
  Working capital                              $ 1,498.8      $ 1,158.2      $ 1,381.2      $ 1,466.8      $ 1,433.8      $ 1,829.4
  Total assets                                   6,452.7        7,182.1        7,788.3        7,208.3        7,064.8        5,784.3
  Long-term debt                                 2,049.6        2,706.0        2,726.3        1,605.3        1,473.3        1,124.2
  Stockholders' equity                           3,046.7        3,071.1        3,165.1        3,483.4        3,455.7        3,163.6

NOTES TO SELECTED FINANCIAL DATA

1) On August 27, 1998, the Board of Directors of the Company approved a change in the fiscal year end of the Company from September 30 to December 31, effective with the calendar year beginning January 1, 1998. A three-month transition period from October 1, 1997 through December 31, 1997 precedes the start of the 1998 fiscal year.

2) See Note 2 of the Notes to Consolidated Financial Statements in Item 8 herein for a description of acquisitions made in 1998.

     During the year ended September 30, 1997, the Company acquired Petrolite Corporation ("Petrolite") for 19.3 million shares of the Company's common stock and the assumption of Petrolite's outstanding vested and unvested employee stock options, resulting in total consideration of $751.2 million, and acquired Drilex International Inc. ("Drilex") for 2.7 million shares of the Company's common stock. The Petrolite acquisition was accounted for as a purchase, and the Drilex acquisition was accounted for as a pooling. In connection with the Petrolite acquisition, the Company wrote-off $118.0 million of in-process research and development because the technological feasibility of the projects in-process had not been established, and there was no alternative future use at that date.

3) See Note 3 of the Notes to Consolidated Financial Statements in Item 8 herein for a description of the unusual items and merger related costs in the years ended December 31, 2000, 1999 and 1998. The unusual charge in the year ended September 30, 1997 consisted of charges in connection with certain 1997 acquisitions to combine the acquired operations with those of the Company, the write-down of a low margin product line and the write-down of the Company's investment in a subsidiary held for sale to its net realizable value. The unusual charge in 1996 consisted of the restructuring and reorganization of certain oilfield divisions, write-off of certain oilfield patents and an impairment of a Latin America joint venture.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements of the Company for the years ended December 31, 2000, 1999 and 1998 and the related Notes to Consolidated Financial Statements contained in
Item 8 herein.

FORWARD-LOOKING STATEMENTS

    MD&A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (each a "Forward-Looking Statement"). The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "forecasts," "will," "could," "may" and similar expressions, and the negative thereof, are intended to identify forward-looking statements. Baker Hughes' expectations about its business outlook, customer spending, oil and gas prices and the business environment for the Company and the industry in general, are only its forecasts regarding these matters. These forecasts may be substantially different from actual results, which are affected by the following factors: the effect of competition; the level of petroleum industry exploration and production expenditures; drilling rig and oil and gas industry manpower and equipment availability; the Company's ability to implement and effect price increases for its products and services; the Company's ability to control its costs; the availability of sufficient manufacturing capacity and sub contracting capacity at forecasted costs to meet the Company's revenue goals; the ability of the Company to introduce new technology on its forecasted schedule and at its forecasted cost; the ability of the Company's competitors to capture market share; world economic conditions; price of, and the demand for, crude oil and natural gas; drilling activity; weather; the legislative environment in the United States and other countries; OPEC policy; conflict in the Middle East and other major petroleum-producing or consuming regions; the development of technology that lowers overall finding and development costs; the condition of the capital and equity markets and the timing of any of the foregoing. See "-Business Environment" for a more detailed discussion of certain of these factors.

    Baker Hughes' expectations regarding its level of capital expenditures and its capital expenditures on Project Renaissance described in "-Investing Activities" below are only its forecasts regarding these matters. In addition to the factors described in the previous paragraph and in "-Business Environment," these forecasts may be substantially different from actual results, which are affected by the following factors: the accuracy of the Company's estimates regarding its spending requirements, regulatory, legal and contractual impediments to spending reduction measures; the occurrence of any unanticipated acquisition or research and development opportunities; changes in the Company's strategic direction; the need to replace any unanticipated losses in capital assets; and the factors listed in "Item 1. Business-Environmental Matters".

BASIS OF PRESENTATION

    In February 2000, the Company's Board of Directors approved a plan, in principle, to sell its Baker Process division, which was separately accounted for as a segment. Accordingly, in the Company's consolidated financial statements and related notes thereto for the year ended December 31, 1999, this segment was accounted for as a discontinued operation for all periods presented therein. As of February 2001, the Company was not able to divest its Baker Process division as an entire business unit on terms it found acceptable and, in accordance with generally accepted accounting principles, the Company has reclassified its consolidated financial statements and related notes herein for all periods presented as if Baker Process had not been a discontinued operation. Future marketing efforts will focus on individual product lines. The Company's intent to dispose of its interest in the Baker Process product lines is only its present intent with respect to this matter. The Company's intent could change in the future depending on the relative value of a product line or the value and viability of an offer of a third party with respect to a proposed transaction regarding the product line.

BUSINESS ENVIRONMENT

    The Company currently has seven divisions each with separate management teams and infrastructures that offer different products and services. The divisions have been aggregated into two reportable segments - "Oilfield" and "Process".

    The Oilfield segment currently consists of six divisions - Baker Atlas, Baker Hughes INTEQ, Baker Oil Tools, Baker Petrolite, Centrilift and Hughes Christensen - that manufacture and sell equipment and provide related services used in exploring for, developing and producing hydrocarbon reserves. The Oilfield segment also includes the Company's interest in an oil and gas property in Nigeria.

    The Process segment consists of one division - Baker Process - that manufactures and sells process equipment for separating solids from liquids and liquids from liquids through filtration, sedimentation, centrifugation and flotation processes.

    The business environment for the Company's Oilfield segment and its corresponding operating results can be significantly affected by the level of industry capital expenditures for the exploration and production of oil and gas reserves. These expenditures are influenced strongly by oil company expectations about the supply and demand for crude oil and natural gas products and by the energy price environment that results from supply and demand imbalances. Additionally, the Company's largest customers have consolidated and are using their global size and market power to seek economies of scale and pricing concessions.

    Key factors currently influencing the worldwide crude oil and gas market are:

    - Production Control: the degree to which OPEC nations and other large producing countries are willing and able to restrict production and exports of crude oil.

    - Global Economic Growth: particularly in Japan, China, South Korea and the developing areas of Asia where the correlation between energy demand and economic growth is strong.

    -   Oil and Gas Storage Inventories: relative to historic levels.

    - Technological Progress: in the design and application of new products that allow oil and gas companies to drill fewer wells and to drill, complete and produce wells faster and at lower cost.

    - Maturity of the Resource Base: of known hydrocarbon reserves in the maturing provinces of the North Sea, U.S., Canada and Latin America.

    - The Pace of New Investment: access to capital and the reinvestment of available cash flow into existing and emerging markets.

    - Price Volatility: the impact of widely fluctuating commodity prices on the stability of the market and subsequent impact on customer spending.

    - Weather: the impact of variations in temperatures as compared with normal weather patterns and the related effect on demand for oil and natural gas.

OIL AND GAS PRICES

    Generally, customer expectations about their prospects from oil and gas sales and customer expenditures to explore for or produce oil and gas rise or fall with corresponding changes in the prices of oil or gas. Accordingly, changes in these expenditures will normally result in increased or decreased demand for the Company's products and services. Crude oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the three years ended December 31, 2000. While reading the Company's outlook set forth below, caution is advised that the factors described above in "-Forward-Looking Statements" and "-Business Environment" could negatively impact the Company's expectations for oil demand, oil and gas prices and drilling activity.

                                              2000        1999        1998
                                            -------     -------     -------
West Texas Intermediate Crude ($/bbl)       $ 30.37     $ 19.37     $ 14.41
U.S.  Spot Natural Gas ($/mmbtu)               4.30        2.19        2.01

    Oil prices averaged $30.37 per barrel for the year, ranging from a low of $23.90 per barrel to a high of $37.21 per barrel. Oil prices increased due to a resurgence in worldwide demand led by a recovery of Asian markets, coupled with lower production levels from non-OPEC countries. The resulting decrease in global oil inventories, particularly in North America, provided stronger price support and increased stability in the market.

    U.S. natural gas prices increased in 2000 compared with 1999, averaging $4.30/mmbtu and ranging from a low of $2.14/mmbtu to a high of $10.50/mmbtu. The increase is due to a reduction in available gas supply brought about by the sustained slow down in gas directed drilling in the U.S. experienced from January 1998 to June 1999. The price increase was sustained by concerns that the natural gas industry would be in short supply for the winter of 2000/2001.

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

    Rig count trends are governed by the exploration and development spending by oil and gas companies, which in turn is influenced by current and future price expectations for oil and natural gas. Rig counts therefore reflect the relative strength and stability of energy prices. The Company's rotary rig counts are summarized in the table below as averages for each of the three years ended December 31, 2000 and are based on weekly rig counts for the U.S. and Canada and monthly rig counts for all other areas.

                          2000      1999      1998
                         -----     -----     -----
U.S.  - Land               778       519       703
U.S.  - Offshore           140       106       123
Canada                     345       245       259
Latin America              227       186       243
                         -----     -----     -----
  Western Hemisphere     1,490     1,056     1,328
                         -----     -----     -----
North Sea                   45        39        52
Other Europe                38        42        46
Africa                      46        42        74
Middle East                156       140       166
Asia Pacific               140       139       173
                         -----     -----     -----
  Eastern Hemisphere       425       402       511
                         -----     -----     -----
Worldwide                1,915     1,458     1,839
                         =====     =====     =====
U.S.  Workover Rigs      1,056       835     1,088
                         =====     =====     =====

OUTLOOK

    While reading the Company's outlook set forth below, caution is advised that the factors described above in "-Forward Looking Statements" and "-Business Environment" could negatively impact the Company's expectations for oil demand, oil and gas prices and drilling activity.

    Oil - Through the balance of 2001, oil prices are expected to be influenced by worldwide economic growth, changes in non-OPEC oil supply, weather and OPEC's willingness and ability to control production to achieve its price targets. Possible scenarios include:

    - A combination of a colder-than-normal winter and insufficient supply or aggressive production restraint from OPEC could result in oil prices exceeding $30 per barrel in the first half of 2001 for an extended period. Such high oil prices could contribute to a global economic slowdown in the second half of 2001, which could result in reduced demand and prices that could fall below $20 per barrel by the end of 2001.

    - If OPEC is willing and able to control production and can adjust production to meet its price targets, then oil prices could moderate from $28 to $32 per barrel through the winter of 2000/2001 and trade between $25 and $27 per barrel for the balance of 2001.

    - If OPEC is unwilling or unable to decrease production in 2001, prices could moderate from $28 to $32 per barrel through the winter of 2000/2001 and trade between $22 and $25 per barrel throughout the balance of 2001, particularly if non-OPEC production increases significantly.

    Natural Gas - U. S. natural gas prices are expected to remain strong throughout 2001, averaging between $4.00/mmbtu and $8.00/mmbtu because of continued low storage levels, increased demand and reduced supply throughout the winter of 2000/2001, the 2001 injection season, and through the winter of 2001/2002.

    Customer Spending - Based upon the Company's discussions with its major customers, customer spending directed at developing North American natural gas is expected to increase 10-15% in 2001 as compared with 2000, but is likely to be limited by the availability of drilling rigs, crews and oilfield services in North America. Outside North America, customer spending directed at developing oil supplies is expected to increase 15-20%, primarily outside of North America.

VENTURE FORMATION

    On November 30, 2000, the Company and Schlumberger Limited, a Netherlands Antilles corporation ("Schlumberger"), and certain wholly owned subsidiaries of Schlumberger created a venture by transferring the seismic fleets, data processing assets, exclusive and nonexclusive multi-client surveys and other assets of the Company's Western Geophysical division and Schlumberger's Geco-Prakla. The venture operates under the name of Western GECO. In conjunction with the transaction, the Company received $493.4 million in cash from Schlumberger in exchange for the transfer of a portion of the Company's ownership in Western GECO. The Company contributed $15.0 million in working capital to Western GECO. The Company did not recognize any gain or loss resulting from the initial formation of the venture due to the Company's material continued involvement in the operations of Western GECO. In addition, as soon as practicable after November 30, 2004, the Company or Schlumberger will make a cash true-up payment to the other party based on a formula comparing the ratio of the net present value of sales revenue from each party's contributed multiclient seismic libraries during the four year period ending November 30, 2004 and the ratio of the net book value of those libraries as of November 30, 2000. The maximum payment that either party will be required to make as a result of this adjustment is $100.0 million.

    Summarized financial information for Western Geophysical included in the Company's consolidated financial statements are as follows for the years ended December 31 (in millions):

                                          2000 (1)           1999         1998
                                          --------        ---------     --------
Revenues                                  $  723.7        $  946.7      $1,420.9
Income (loss) before income taxes (2)         56.9           (75.3)        179.7
Expenditures for capital assets and
   multiclient seismic data                  309.6           319.5         669.8

1) Financial information for the eleven months ended November 30, 2000, the effective close date of the transaction.

2) Includes unusual items and corporate allocations excluding interest.

RESULTS OF OPERATIONS

REVENUES

    Revenues for 2000 increased 6.0% to $5,233.8 million compared with $4,936.5 million for 1999. This increase reflects increased drilling activity, as evidenced by the 31.3% increase in the average worldwide rig count, increased oil and natural gas prices and improved pricing for the Company's products and services offset by the ongoing weakness in the seismic market. Excluding revenues from the Company's seismic division, Western Geophysical, revenues increased 13.0% for 2000 compared with 1999. Approximately 55.6% of the Company's 2000 revenues were derived from sources outside North America. Revenues from production of crude oil increased to $132.1 million in 2000 from $68.2 million in 1999.

    Revenues for 1999 totaled $4,936.5 million, as compared with $6,310.6 million for 1998, a decrease of 21.8%. The decrease was due to continued depressed activity levels that started in the second half of 1998 and continued throughout 1999. Although oil and gas prices improved during 1999, the average worldwide rig count fell 20.7% when compared with 1998. Substantially all areas of the world experienced revenue declines in 1999 as compared with 1998. Approximately 57.3% of the Company's 1999 revenues were derived from sources outside North America. Revenues from production of crude oil increased from $5.9 million in 1998 to $68.2 million in 1999 as certain projects previously in development stage began production.

    Revenues for 1998 were $6,310.6 million, an increase of 18.1% over 1997 revenues of $5,343.6 million. The increase was due to various acquisitions made by the Company in 1998 and in the latter part of 1997, offset by activity level declines as the average worldwide rig count in 1998 fell 18.3% when compared with 1997. These activity declines were brought about by the significant drop in the price of oil and natural gas in the second half of 1998 and the resultant decrease in customer spending. The impact on the Company's business was most dramatic in North America land based activity and in Venezuela. Approximately 61.1% of the Company's 1998 revenues were derived from activities outside North America.

GROSS MARGIN

    Gross margins for 2000, 1999 and 1998 were 23.4%, 18.8% and 18.6%, respectively. As discussed in "Unusual Charges", during 1999 and 1998 the Company recorded unusual charges in cost of revenues of $72.1 million and $305.0 million, respectively. Excluding these charges, gross margins for 1999 and 1998 were 20.2% and 23.4%, respectively. The improvement in the gross margin for 2000 compared with 1999 is the result of pricing improvements for the Company's products and services, primarily in North America; significantly higher production levels and related pricing from oil production; continued cost management measures throughout the Company and higher utilization of the Company's assets, including rental tool fleets and manufacturing capacity. Gross margin in 1999 compared with 1998 was adversely impacted by significant activity declines and the resulting pricing pressure on the Company's products and services.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expense as a percentage of revenues for 2000, 1999 and 1998 was 14.5%, 15.0% and 13.9%, respectively. As discussed in "Unusual Charges", during 1999 and 1998, the Company recorded an unusual credit of $20.3 million and an unusual charge of $68.7 million in SG&A expense, respectively. Excluding these unusual items, SG&A expense as a percentage of revenues for 1999 and 1998 was 15.4% and 12.8%, respectively. The decrease in SG&A expenses as a percentage of revenues for 2000 compared with 1999 is primarily due to a higher revenue base and increased net foreign exchange gains offset by increases in incentive and other compensation expenses. The increase in SG&A expense as a percentage of revenues for 1999 compared with 1998 is primarily due to increased spending for Project Renaissance and Year 2000 computer issue preparations, a lower revenue base and the fact that SG&A expenses are generally more fixed in nature.

MERGER RELATED COSTS

    In August 1998, the Company completed a merger with Western Atlas, Inc. ("Western Atlas"). In connection with the merger, the Company recorded merger related costs of $219.1 million.

    The cash portion of the charge was $160.9 million and consisted of transaction costs, including banking, legal and printing fees; employee related costs, consisting of payments made to certain officers of Western Atlas and severance benefits paid to terminated employees whose responsibilities were deemed redundant; and integration costs, including changing legal registrations, terminating a joint venture as a result of the merger, and changing signs and logos. As of December 31, 2000, $148.7 million of cash has been spent and net reductions of $1.7 million have been made to reflect the current estimates of remaining expenditures. The remaining balance of $10.5 million primarily relates to retirement benefits of certain employees that will be paid, in accordance with the terms of their agreements, over the lives of the covered employees.

    The noncash portion of the charge was $58.2 million and consisted of charges related to the triggering of change in control rights contained in certain Western Atlas and Baker Hughes employee stock option plans and charges to record the write-off of the carrying value of a product line that was discontinued as a result of the merger.

UNUSUAL CHARGES

2000

    In October 2000, the Company's Board of Directors approved the Company's plan to substantially exit the oil and gas exploration business. In connection with this decision, in the fourth quarter the Company recorded unusual charges totaling $105.0 million. The cash portion of the charge was $13.3 million and consisted of severance costs for approximately 50 employees and other contractual obligations. The Company paid $0.6 million of accrued severance in 2000. Based on current estimates, the Company expects that $10.7 million of the accrued severance and contractual obligations will be paid during 2001. The charge also consisted of losses on the sale of its oil and gas exploration properties in China, Gabon and the Gulf of Mexico of $75.5 million. The noncash portion of the charge was $16.2 million for the write-off of its remaining undeveloped oil and gas exploration properties.

    The Company intends to retain its interest in an oil and gas property in Nigeria. During the third quarter of 2000, the Company reached the cost recovery threshold in its operating agreement with the operator, which will reduce future pre-tax earnings to the Company by approximately $12 million per quarter at current commodity pricing and production levels. The Company's intent to maintain its interest in its Nigerian oil and gas project is only its present intent with respect to this matter. The Company's intent to hold or divest this project could change in the future depending on the relative value of the project or the value and viability of an offer of a third party with respect to a proposed transaction regarding the project.

    The Company also recorded a noncash unusual charge of $6.0 million for employee related obligations resulting from the Western GECO formation.

    The Company recorded unusual credits of $41.4 million related to net reductions to unusual charge accruals from prior years of

$28.5 million and pre-tax gains of $12.9 million on the sale of various product lines within the Oilfield and Process segments.

1999

    As a result of continuing low activity levels, predominantly for the Company's seismic products and services, the Company recorded charges during the fourth quarter of 1999 of $122.8 million. The cash portion of the charge was $50.7 million and consisted of severance benefits, expected costs to settle contractual obligations and terminate leases on certain marine vessels and other cash charges. As of December 31, 2000, all activities have been completed and the related accruals fully utilized through cash payments or adjustments. The noncash portion of the charge was $72.1 million and related to the write-off and write-down of certain assets utilized in the Company's seismic business.

    During 1999 the Company realized unusual gains totaling $54.8 million. The Company sold two large excess real estate properties and realized net gains totaling $39.5 million. The Company received net proceeds of $68.1 million. In addition, the Company sold certain assets related to its previous divestiture of a joint venture and realized a net gain of $15.3 million.

    During 1999 the Company reviewed the remaining balances of the accruals for cash charges recorded in 1998 and prior years and made $11.4 million of net reductions to reflect the current estimates of remaining expenditures. These net reductions included reversals of previously recorded accruals that will not be utilized and related primarily to severance accruals and lease obligations. In addition, for accruals related to certain terminated lease obligations, revisions were made to increase previously recorded amounts based on current information and estimates of expected cash flows related to these leases.

    These items were reflected in the following captions of the consolidated statement of operations for the year ended December 31, 1999 (in millions):

                                          CHARGES          CREDITS       ADJUSTMENTS        TOTAL
                                         ---------       ----------      -----------     ----------
Cost of revenues                         $    72.1       $      --       $      --       $    72.1
Selling, general and administrative             --           (15.3)           (5.0)          (20.3)
Unusual charge                                50.7           (39.5)           (6.4)            4.8
                                         ---------       ----------      ----------      ----------
   Total                                 $   122.8       $   (54.8)      $   (11.4)      $    56.6
                                         =========       =========       =========       =========

1998

    In 1998, as a result of a sharp decline in the demand for the Company's products and services and to adjust to the lower level of activity, the Company assessed its overall operations and recorded charges of $589.5 million. The cash portion of the charge was $134.5 million and consisted of severance benefits paid to approximately 5,300 employees, charges to combine operations and consolidate facilities, environmental reserves and other cash costs including litigation reserves. As of December 31, 2000, $118.5 million of cash has been spent and $9.3 million of net reductions have been made to accruals to reflect the current estimates of remaining expenditures. The remaining balance as of December 31, 2000 of $6.7 million primarily relates to abandoned leases of $3.7 million that will be spent according to the lease terms and $3.0 million for contractual obligations and anticipated legal settlements. The noncash portion of the charge was $455.0 million and consisted of an impairment charge of $173.2 million related to inventory and rental tools; an $83.2 million write-down of a former consolidated joint venture; a charge of $118.6 million related to the write-off or write-down of certain assets; a $69.3 million ceiling test charge for the Company's oil and gas properties; and a $17.0 million write-down of real estate held for sale.

    These items were reflected in the following captions of the consolidated statement of operations for the year ended December 31, 1998 (in millions):

Cost of revenues                                $   305.0
Selling, general and administrative                  68.7
Unusual charge                                      215.8
                                                ---------
Total                                           $   589.5
                                                =========

INTEREST EXPENSE

    Interest expense for 2000 totaled $173.3 million, an increase of $6.3 million compared with interest expense of $167.0 million for 1999. The increase in interest expense was primarily due to higher average interest rates on the Company's short-term debt. The approximate average interest rate on short-term debt was 6.3% for 2000 compared with 5.2% for 1999.

    Interest expense in 1999 increased $18.0 million compared with 1998 interest expense of $149.0 million. Interest expense in 1998 increased $57.6 million compared with 1997. These increases were due to higher debt levels needed to fund acquisitions, capital expenditures and working capital needs.

GAIN ON TRADING SECURITIES

    In the fourth quarter of 1999, the Company announced its intention to sell its holdings in Tuboscope, Inc., now known as Varco International, Inc. ("Varco"), and reclassified these from available for sale securities to trading securities. As a result of this decision, the Company recognized a pre-tax gain of $31.5 million in the fourth quarter of 1999. During 2000, the Company disposed of these holdings and recorded additional pre-tax gains of $14.1 million.

INCOME TAXES

    The effective income tax rates before merger related costs and unusual items were 33.5%, 37.2% and 35.6% for the years ended December 31, 2000, 1999 and 1998, respectively. These rates vary primarily due to fluctuations in taxes from international operations.

    In 2000, the Company provided $9.4 million of foreign and additional U.S. taxes as a result of the repatriation of the proceeds from the formation of the Western GECO venture in December 2000. The formation of the venture also reduces the expected amount of foreign source income against which to use the foreign tax credit carryover; therefore, the Company provided $35.6 million for additional U.S. taxes with respect to future repatriation of earnings necessary to utilize the foreign tax credit carryover.

CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

    Net cash inflows from operating activities were $563.5 million, $543.2 million and $809.9 million in 2000, 1999 and 1998, respectively. The slight increase in cash flow from 1999 to 2000 relates to higher net income. The reduction in cash flow from 1998 to 1999 is due to lower net income, after including the noncash portion of unusual items, payments on accruals for merger and unusual related items of $73.0 million and decreases in accounts payable and other accrued liabilities caused by lower business levels. This was offset by reductions in receivables and inventory resulting from activity declines and additional management focus.

INVESTING ACTIVITIES

    Net cash outflows from investing activities were $313.5 million, $486.2 million and $1,675.8 million in 2000, 1999 and 1998, respectively.

    Expenditures for capital assets and multiclient seismic data totaled $599.2 million, $640.4 million and $1,318.2 million for 2000, 1999 and 1998, respectively. Property additions in 2000 and 1999 were substantially less than 1998 as the Company responded to the depressed market conditions for its products and services. The Company currently expects 2001 capital expenditures to be between $300.0 million and $360.0 million, excluding acquisitions. Funds provided from operations and outstanding lines of credit are expected to be adequate to meet future capital expenditure requirements.

    Proceeds from the disposal of assets generated $171.3 million in 2000, $154.2 million in 1999 and $100.0 million in 1998. Proceeds from the sale of various product lines and the sale of the Company's Varco holdings generated $41.7 million and $72.7 million, respectively, in 2000.

    In 1998, the Company used short-term borrowings to purchase various businesses including WEDGE DIA-LOG, Inc. for $218.5 million, 3-D Geophysical, Inc. for $117.5 million and several smaller acquisitions with an aggregate purchase price of $121.6 million.

    In 1997, the Company began a multi-year initiative to redesign certain of its business processes and to develop and implement an enterprise-wide software system. The initiative, named "Project Renaissance," utilizes SAP R/3 as its software platform across all significant operations of the Company and is expected to cost in excess of $300 million over a four year period of which $260.3 million has been spent as of December 31, 2000.

    The words "expected" and "expects" are intended to identify Forward-Looking Statements in "-Investing Activities". See "-Forward-Looking Statements" and "-Business Environment" above for a description of risk factors related to these Forward-Looking

Statements.

FINANCING ACTIVITIES

    Net cash (outflows) inflows from financing activities were $(223.2) million, $(58.6) million and $838.6 million in 2000, 1999 and 1998, respectively.

    In 2000, commercial paper and short-term borrowings were reduced by $753.1 million primarily due to cash flow from operations, $117.7 million in proceeds from the sale/leaseback transaction and $493.4 million in proceeds from the sale of a portion of the Company's interest in Western GECO. As a result of the net payments, total debt outstanding decreased from $2,818.6 million at December 31, 1999 to $2,062.9 million at December 31, 2000. The debt to equity ratio was 0.68 at December 31, 2000 compared with 0.92 at December 31, 1999.

    In 1999, the Company borrowed $1,010.7 million from the public debt market. The proceeds were used to repay commercial paper and short-term borrowings of $816.0 million as well as $150.0 million in long-term debt. As a result of the net payments and borrowings on long term debt, total debt outstanding increased from $2,770.7 million at December 31, 1998 to $2,818.6 million at December 31, 1999.

    At December 31, 2000, the Company had $1,228.5 million of credit facilities with commercial banks, of which $750.5 million was committed. These facilities are subject to normal banking terms and conditions that do not significantly restrict the Company's activities.

ACCOUNTING STANDARDS

DERIVATIVE AND HEDGE ACCOUNTING

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). The Company adopted SFAS No. 133 effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. Based on the Company's derivative positions at December 31, 2000, the Company will report a gain from the cumulative effect of adoption of $0.9 million, net of tax, and a gain in accumulated other comprehensive income of $1.2 million, net of tax, as of January 1, 2001.

EURO CONVERSION

    A single European currency (the "Euro") was introduced on January 1, 1999, at which time the conversion rates between the old, or legacy, currencies and the Euro were set for participating member countries. However, the legacy currencies in those countries will continue to be used as legal tender through January 1, 2002. Thereafter, the legacy currencies will be canceled, and Euro bills and coins will be used in 12 participating countries.

    Most of the Company's products and services are essentially priced with reference to the U.S. dollar. As a result, the Company does not believe that it will be subject to a significant increase in pricing transparency due to the introduction of the Euro. The Company's customers may require billing in two or more currencies. Until the Company's financial computer systems are modified or replaced to handle Euro-denominated transactions, the Company will, in most cases, need to apply a methodology whereby legacy currencies are first converted into Euros according to the legally prescribed fixed exchange ratio and then, when the customer requires, converted from Euros to a second national currency. The Company does not believe that this conversion will materially affect its contracts. Most of the Company's contracts are either bids in response to requests for tenders or purchase orders, both of which are short-term in nature. Longer term contracts are sufficiently flexible to permit pricing in multiple currencies. The Euro conversion period is longer than most of the pricing features of these contracts, thus permitting a pricing conversion to the Euro as new orders are issued. The same is true with most of the Company's contracts with vendors.

    During 1997, the Company began a multi-year initiative designed to develop and implement an enterprise-wide software system. The initiative, named "Project Renaissance," utilizes SAP R/3 as its software platform across all significant operations of the Company. SAP R/3 is programmed to process in Euros for most of the Company's accounting, financial and operational functions, and the Company expects that the implementation of this system will address its Euro issues in these areas. Because the Company has engaged in this implementation for operational purposes and not solely to address Euro issues, the Company has not separately determined the cost of converting these systems for use with the Euro. These Euro conversion costs are embedded in the cost of Project Renaissance and are not susceptible to separate quantification. The Company has scheduled implementation of SAP R/3 in its major European operations prior to January 1, 2002. Alternatively, the Company may make certain modifications to its legacy computer systems, or replace them, to address certain Euro conversion issues, pending full implementation of SAP R/3. The Company began converting certain legacy currency based financial records to the Euro beginning in January 2001 with all significant records expected to be converted by September 30, 2001.

    The Company continues to assess the impact of the Euro on its operations and financial, accounting and operational systems. The Company does not presently anticipate that the transition to the Euro will have a significant impact on its results of operations, financial position or cash flows.

    The words "anticipate", "will", "may", and "expects" are intended to identify a Forward-Looking Statement in "-Euro Conversion." The Company's anticipation regarding the lack of significance of the Euro introduction on the Company's operations is only its forecast regarding this matter. This forecast may be substantially different from actual results, which are affected by factors such as the following: unforeseen difficulties in remediating specific computer systems to accommodate the Euro due to the complexity of hardware and software, the failure of the Company to implement SAP R/3 or another Euro compliant computer system in a geographic location that prices in Euros, the inability of third parties to adequately address their own Euro systems issues, including vendors, contractors, financial institutions, U.S. and foreign governments and customers, the delay in completion of a phase of the Company's remediation of a computer system to accommodate the Euro necessary to begin a later phase, the discovery of a greater number of hardware and software systems or technologies with material Euro issues than the Company presently anticipates, and the lack of alternatives that the Company previously believed existed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to certain market risks that are inherent in the Company's financial instruments that arise in the normal course of business. The Company may enter into derivative financial instrument transactions to manage or reduce market risk; that is, the Company does not enter into derivative financial instrument transactions for speculative purposes. A discussion of the Company's primary market risk exposure in financial instruments is presented below.

LONG-TERM DEBT

    The Company is subject to interest rate risk on its long-term fixed interest rate debt. Commercial paper borrowings, other short-term borrowings and variable rate long-term debt do not give rise to significant interest rate risk because these borrowings either have maturities of less than three months or have variable interest rates. All other things being equal, the fair market value of the Company's debt with a fixed interest rate will increase and the amount required to retire that debt today will increase, as interest rates fall and the fair market value will decrease as interest rates rise. This exposure to interest rate risk is managed by borrowing money that has a variable interest rate or using interest rate swaps to change fixed interest rate borrowings to variable interest rate borrowings.

    At December 31, 2000, the Company had fixed rate debt aggregating $1.8 billion and variable rate debt aggregating $0.3 billion. The following table sets forth, as of December 31, 2000 and 1999, the Company's principal cash flows for its long-term debt obligations, which bear a fixed rate of interest and are denominated in U.S. dollars, and the related weighted average effective interest rates by expected maturity dates. Additionally, the table sets forth the notional amounts and weighted average interest rates of the Company's interest rate swaps by expected maturity (dollar amounts in millions).

                                  2000           2001         2002        2003        2004        2005     Thereafter         TOTAL
                                  ----           ----         ----        ----        ----        ----     ----------         -----
As of December 31, 2000:
  Long-term debt (1)            $     --       $    1.8     $    1.0    $  100.0    $  350.0    $     --   $ 1,459.1(4)   $ 1,911.9
  Weighted average
    Interest rates                                13.69%        8.00%       6.04%       8.12%                   5.99%          6.39%

Fixed to variable swaps (2)                                                                                $   325.0
  Pay rate                                                                                                      6.01%(5)
  Receive rate                                                                                                  6.25%

As of December 31, 1999:
  Long-term debt (1)            $   99.1       $    0.7     $    1.0    $  100.0    $  350.0    $     --   $ 1,460.1(4)   $ 2,010.9
  Weighted average
    Interest rates                  8.94%         10.31%        8.00%       6.04%       8.12%                   5.90%          6.71%

Fixed to variable swaps (2)     $   93.0                                                                   $   325.0
  Pay rate                          7.64%(3)                                                                    4.69%(5)
  Receive rate                      8.59%                                                                       6.25%

(1) Fair market value of long-term debt is $1,874.3 million and $1,801.5 million at December 31, 2000 and 1999, respectively.

(2) Fair market value of the interest rate swaps is a $9.6 million liability and a $13.8 million liability at December 31, 2000 and 1999, respectively.

(3) Six-month LIBOR plus 2.01% settled semi-annually. This swap matured in January 2000.

(4) Includes the Liquid Yield Option Notes with an accreted value of $296.2 million and $285.7 million at December 31, 2000 and 1999, respectively.

(5) Average six-month LIBOR for the Japanese Yen, Euro and the Swiss Franc plus 3.16%.

    Included in the table above in the "Thereafter" column is the Company's Liquid Yield Option Notes ("LYONS"), which are convertible into the Company's common stock. At the option of the holder, the LYONS may be redeemed for cash on May 5, 2003, for a redemption price equal to the issue price plus accrued original issue discount through the date of redemption. The Company does not expect that the holders will redeem the LYONS for cash in May 2003 as long as the Company's common stock trades at levels above the conversion price. The market price of the Company's common stock at December 31, 2000 of $41.56 was below the LYONS conversion price of $41.80.

INVESTMENTS

    During 2000, the Company sold its investment in common stock and common stock warrants of Varco, at an average price of $18.70 per share. Total proceeds from the sale of the Company's investment in the common stock and the warrants were $72.7 million.

CRUDE OIL HEDGES

    On September 15, 2000, the Company entered into two crude oil contracts (costless collars) to hedge price risk associated with the Company's interest in an oil producing property in Nigeria. The contracts, which use WTI-Nymex as the reference commodity, establish a cap of $35.00 and a floor of $27.00 for the three month period ending March 31, 2001, and a cap of $33.00 and a floor of $27.00 for the three month period ending June 30, 2001, respectively. The fair value of these contracts at December 31, 2000 results in a $3.1 million asset.

FOREIGN CURRENCY

    The Company's operations are conducted in a number of different countries around the world. As such, future earnings are subject to change due to changes in foreign currency exchange rates when transactions are denominated in currencies other than the Company's functional currencies - the primary currencies in which the Company conducts its business in various jurisdictions.

    At December 31, 2000, the Company had entered into a foreign currency forward contract with a notional amount of $50.0 million to hedge exposure to currency fluctuations in the British Pound. At December 31, 2000, the fair market value of this forward contract, based on year-end quoted market prices for contracts with similar terms and maturity dates, was a $1.5 million asset. Foreign currency gains and losses for hedges against exposure to currency fluctuations are marked to market and changes to the fair value are included in current period income.

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

    Certain borrowings of the Company are denominated in currencies other than its functional currency. At December 31, 2000, these nonfunctional currency borrowings totaled $7.4 million with exposures between the U.S. Dollar and the British Pound, the Saudi Riyal and the Malaysian Ringgit. A 10% movement of the U.S. Dollar against these currencies would not have a significant effect on the future earnings of the Company.

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

    In fulfilling its responsibilities for the integrity of financial information, management maintains and relies on the Company's system of internal control. This system includes written policies, an organizational structure providing division of responsibilities, the selection and training of qualified personnel and a program of financial and operational reviews by a professional staff of corporate auditors. The system is designed to provide reasonable assurance that assets are safeguarded, transactions are executed in accordance with management's authorization and accounting records are reliable as a basis for the preparation of the consolidated financial statements. Management believes that, as of December 31, 2000, the Company's internal control system provides reasonable assurance that material errors or irregularities will be prevented or detected within a timely period and is cost effective.

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

/s/ MICHAEL E. WILEY             /s/ G.  STEPHEN FINLEY              /s/ ALAN J. KEIFER
Michael E. Wiley                 G. Stephen Finley                   Alan J. Keifer
Chairman, President and          Senior Vice President -             Vice President and
Chief Executive Officer          Finance and Administration,         Controller
                                 and Chief Financial Officer

INDEPENDENT AUDITORS' REPORT


Stockholders of Baker Hughes Incorporated:

    We have audited the accompanying consolidated balance sheets of Baker Hughes Incorporated and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule II, valuation and qualifying accounts. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Baker Hughes Incorporated and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 14, 2001

                            BAKER HUGHES INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                              2000            1999            1998
                                              ----            ----            ----
REVENUES                                   $ 5,233.8       $ 4,936.5       $ 6,310.6
                                           ---------       ---------       ---------
COSTS AND EXPENSES:
  Cost of revenues                           4,009.6         4,009.8         5,138.4
  Selling, general and administrative          759.6           741.9           876.3
  Merger related costs                            --            (1.6)          219.1
  Unusual charge, net                           69.6             4.8           215.8
                                           ---------       ---------       ---------
    Total                                    4,838.8         4,754.9         6,449.6
                                           ---------       ---------       ---------

Operating income (loss)                        395.0           181.6          (139.0)
Equity in income (loss) of affiliates           (4.6)            7.0             6.7
Interest expense                              (173.3)         (167.0)         (149.0)
Interest income                                  4.8             5.1             3.6
Gain on trading securities                      14.1            31.5              --
                                           ---------       ---------       ---------

Income (loss) before income taxes              236.0            58.2          (277.7)
Income taxes                                  (133.7)          (24.9)          (18.4)
                                           ---------       ---------       ---------
Net income (loss)                          $   102.3       $    33.3       $  (296.1)
                                           =========       =========       =========

Basic earnings (loss) per share            $    0.31       $    0.10       $   (0.92)
                                           =========       =========       =========

Diluted earnings (loss) per share          $    0.31       $    0.10       $   (0.92)
                                           =========       =========       =========

                 See Notes to Consolidated Financial Statements

                            BAKER HUGHES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT PAR VALUE)

                                                                                       DECEMBER 31,
                                                                                       ------------
                                                                                    2000           1999
                                                                                    ----           ----
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                                       $   34.6       $   15.6
  Accounts receivable - less allowance for doubtful accounts:
    December 31, 2000, $81.8; December 31, 1999, $56.2                             1,310.4        1,184.3
  Inventories                                                                        898.5          861.5
  Other current assets                                                               243.1          225.0
                                                                                  --------       --------
    Total current assets                                                           2,486.6        2,286.4

Investment in affiliates                                                             869.3           40.2
Property - net                                                                     1,378.7        2,053.7
Goodwill and other intangibles - less accumulated amortization:
  December 31, 2000, $362.5; December 31, 1999, $339.7                             1,498.1        1,836.8
Multiclient seismic data and other assets                                            220.0          965.0
                                                                                  --------       --------
    Total assets                                                                  $6,452.7       $7,182.1
                                                                                  ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                $  469.3       $  474.6
  Short-term borrowings and current portion of long-term debt                         13.3          112.6
  Accrued employee compensation                                                      250.6          176.3
  Other accrued liabilities                                                          254.6          364.7
                                                                                  --------       --------
    Total current liabilities                                                        987.8        1,128.2

Long-term debt                                                                     2,049.6        2,706.0
Deferred income taxes                                                                158.6           35.1
Deferred revenue and other long-term liabilities                                     210.0          241.7
Commitments and contingencies

Stockholders' equity:
  Common stock, one dollar par value (shares authorized - 750.0;
    outstanding 333.7 at December 31, 2000 and 329.8 at
    December 31, 1999)                                                               333.7          329.8
  Capital in excess of par value                                                   3,065.7        2,981.1
  Accumulated deficit                                                               (101.3)         (51.5)
  Accumulated other comprehensive loss                                              (251.4)        (188.3)
                                                                                  --------       --------
    Total stockholders' equity                                                     3,046.7        3,071.1
                                                                                  --------       --------
    Total liabilities and stockholders' equity                                    $6,452.7       $7,182.1
                                                                                  ========       ========

                 See Notes to Consolidated Financial Statements

                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                              ACCUMULATED OTHER COMPREHENSIVE
                                                                                        INCOME (LOSS)
                                                                            ------------------------------------
                                                                                         UNREALIZED
                                                                                         GAIN (LOSS)
                                                  CAPITAL      RETAINED       FOREIGN        ON
                                                 IN EXCESS     EARNINGS       CURRENCY   SECURITIES    PENSION
                                     COMMON         OF       (ACCUMULATED   TRANSLATION   AVAILABLE   LIABILIT
                                     STOCK      PAR VALUE      DEFICIT)     ADJUSTMENT   FOR SALE    ADJUSTMENT     TOTAL
                                     ------      ---------   ------------   -----------  ----------   ----------   --------
Balance, December 31, 1997           $316.8       $2,834.0      $ 458.5       $(160.5)     $38.1       $(3.5)      $3,483.4

Comprehensive income:
  Net loss                                                       (296.1)
  Other comprehensive income
    (loss) (net of tax of $0.5,
    $22.5 and $0.5, respectively)                                                 5.1      (38.2)       (0.9)
Total comprehensive loss                                                                                             (330.1)
Cash dividends ($.46 per share)                                   (96.3)                                              (96.3)
Stock issued pursuant to
  employee stock plans                 10.3           97.8                                                            108.1
                                     ------       --------      -------       -------      -----       -----       --------
Balance, December 31, 1998            327.1        2,931.8         66.1        (155.4)      (0.1)       (4.4)       3,165.1
Comprehensive income:
  Net income                                                       33.3
  Other comprehensive income
    (loss) (net of tax of $2.0,
    $0.04 and $0.9,
  respectively)                                                                 (30.2)       0.1         1.7
Total comprehensive income                                                                                              4.9
Cash dividends ($.46 per share)                                  (150.9)                                             (150.9)
Stock issued pursuant to
  employee stock plans                  2.7           49.3                                                             52.0
                                     ------       --------      -------       -------      -----       -----       --------
Balance, December 31, 1999            329.8        2,981.1        (51.5)       (185.6)        --        (2.7)       3,071.1
Comprehensive income:
  Net income                                                      102.3
  Other comprehensive income
    (loss) (net of tax of $0.7
    and $2.0, respectively                                                      (59.5)                  (3.6)
Total comprehensive income                                                                                             39.2
Cash dividends ($.46 per share)                                  (152.1)                                             (152.1)
Stock issued pursuant to
  employee stock plans                  3.9           84.6                                                             88.5
                                     ------       --------      -------       -------      -----       -----       --------
Balance, December 31, 2000           $333.7       $3,065.7      $(101.3)      $(245.1)     $  --       $(6.3)      $3,046.7
                                     ======       ========      =======       =======      =====       =====       ========

                 See Notes to Consolidated Financial Statements

                            BAKER HUGHES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                   YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------
                                                            2000            1999            1998
                                                            ----            ----            ----
Cash flows from operating activities:
Net income (loss)                                        $   102.3       $    33.3       $  (296.1)
Adjustments to reconcile net income (loss) to net
  cash flows from operating activities:
  Depreciation, depletion and amortization                   611.5           790.7           758.3
  Provision (benefit) for deferred income taxes               49.0           (47.2)         (107.0)
  Noncash portion of unusual charges                          22.2            72.1           513.2
  Gain on trading securities                                 (14.1)          (31.5)             --
  (Gain) loss on disposal of assets                           40.8           (47.8)          (32.0)
  Gain on sale of product lines                              (12.9)             --              --
  Equity in (income) loss of affiliates                        4.6            (7.0)           (6.7)
  Change in operating accounts                              (239.9)         (219.4)          (19.8)
                                                         ---------       ---------       ---------
Net cash flows from operating activities                     563.5           543.2           809.9

Cash flows from investing activities:
Expenditures for capital assets and multiclient
  seismic data                                              (599.2)         (640.4)       (1,318.2)
Proceeds from disposal of assets                             171.3           154.2           100.0
Acquisition of businesses, net of cash acquired                 --              --          (457.6)
Proceeds from sale of product lines                           41.7              --              --
Proceeds from sale of trading securities                      72.7              --              --
                                                         ---------       ---------       ---------
Net cash flows from investing activities                    (313.5)         (486.2)       (1,675.8)

Cash flows from financing activities:
Net borrowings (payments) from commercial paper and
  revolving credit facilities                               (753.1)         (816.0)        1,282.3
Repayment of indebtedness                                       --          (150.0)         (374.5)
Borrowings of long-term debt                                    --         1,010.7              --
Proceeds from sale of interest in affiliate                  493.4              --              --
Proceeds from sale/leaseback                                 117.7              --              --
Proceeds from issuance of common stock                        70.9            47.6            27.1
Dividends                                                   (152.1)         (150.9)          (96.3)
                                                         ---------       ---------       ---------
Net cash flows from financing activities                    (223.2)          (58.6)          838.6
Effect of foreign exchange rate changes on cash               (7.8)            1.0             2.2
                                                         ---------       ---------       ---------
Increase (decrease) in cash and cash equivalents              19.0            (0.6)          (25.1)
Cash and cash equivalents, beginning of year                  15.6            16.2            41.3
                                                         ---------       ---------       ---------
Cash and cash equivalents, end of year                   $    34.6       $    15.6       $    16.2
                                                         =========       =========       =========

                 See Notes to Consolidated Financial Statements

                            BAKER HUGHES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The Consolidated Financial Statements include the accounts of Baker Hughes Incorporated and all majority owned subsidiaries (the "Company"). Investments in which the Company owns 20% to 50% and exercises significant influence over operating and financial policies are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation. In the Notes to Consolidated Financial Statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated.

    In February 2000, the Company's Board of Directors approved a plan, in principle, to sell its Baker Process division, which was separately accounted for as a segment. Accordingly, in the Company's consolidated financial statements and related notes thereto for the year ended December 31, 1999, this segment was accounted for as a discontinued operation for all periods presented therein. As of February 2001, the Company was not able to divest its Baker Process division as an entire business unit on terms it found acceptable and, in accordance with generally accepted accounting principles, the Company has reclassified its consolidated financial statements and related notes herein for all periods presented as if Baker Process had not been a discontinued operation. Future marketing efforts will focus on individual product lines. Net assets of Baker Process totaled $224.0 million at December 31, 2000 and $278.3 million at December 31, 1999.

USE OF ESTIMATES

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

REVENUE RECOGNITION

    The Company's products and services are generally sold based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other significant post delivery obligations. Revenue is recognized for products upon delivery, and when title passes or when services are rendered and only when collectibility is reasonably assured. Certain revenues from the Company's Baker Process segment are reported on the percentage of completion method of accounting using measurements of progress towards completion appropriate for the products and services being provided. Provisions for estimated warranty returns or similar types of items are made at the time the related revenue is recognized.

CASH EQUIVALENTS

    The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

INVENTORIES

    Inventories are stated primarily at the lower of average cost or market.

PROPERTY

    Property is stated at cost less accumulated depreciation, which is generally provided by using the straight-line method over the estimated useful lives of individual items. The Company manufactures a substantial portion of its rental tools and equipment, and the cost of these items includes direct and indirect manufacturing costs. The Company is developing and implementing SAP R/3 as an enterprise-wide software system. External direct costs of consulting services and payroll-related cost of employees who work full-time on implementation of the enterprise-wide software system are capitalized. Costs associated with business process reengineering are expensed as incurred.

    The Company uses the full-cost method of accounting for its investment in oil and gas properties. Under this method, the Company capitalizes all acquisition, exploration, and development costs incurred for the purpose of finding oil and gas reserves. Depreciation, depletion, and amortization of oil and gas properties are computed using the unit-of-production method based upon production and

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


estimates of proved reserves.

GOODWILL AND OTHER INTANGIBLES

    Goodwill arising from acquisitions is amortized using the straight-line method over the lesser of its expected useful life or 40 years. Other intangibles are stated at cost and are amortized on a straight-line basis over the asset's estimated useful life.

MULTICLIENT SEISMIC DATA

    Costs incurred in the creation of Company owned multiclient seismic data were capitalized and amortized over the estimated life of the revenue stream that the Company expects to receive from the licensing of such data. Cash prepayments received from customers for specific contracts are included in deferred revenue until earned.

IMPAIRMENT OF LONG-LIVED ASSETS

    Long-lived assets, goodwill and other intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For long-lived assets, if the fair value, as determined by a discounted cash flow analysis, is less than the carrying value of the asset, a loss is recognized for the difference. The determination of recoverability of goodwill and other intangibles is made based upon the estimated undiscounted future net cash flows, excluding interest expense, of the division to which the goodwill or other intangibles relate. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable.

INCOME TAXES

    Deferred income taxes are determined utilizing an asset and liability approach. This method gives consideration to the future tax consequences associated with differences between the financial accounting and tax bases of assets and liabilities.

ENVIRONMENTAL MATTERS

    Remediation costs are accrued based on estimates of known environmental remediation exposure. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. Where the Company has been identified as a potentially responsible party in a United States federal superfund site, the Company accrues its share of the estimated remediation costs of the site based on the ratio of the estimated volume of waste contributed to the site by the Company to the total volume of waste at the site.

STOCK BASED COMPENSATION

    The intrinsic value method of accounting is used for stock based employee compensation. Under this method, no compensation expense is recognized when the exercise price of an employee stock option is equal to or greater than the market price of the Company's common stock on the grant date.

FOREIGN CURRENCY TRANSLATION

    Gains and losses resulting from balance sheet translation of foreign operations where a foreign currency is the functional currency are included as a separate component of accumulated other comprehensive income within stockholders' equity. Gains and losses resulting from balance sheet translation of foreign operations where the U.S. dollar is the functional currency are included in the consolidated statements of operations as incurred.

FINANCIAL INSTRUMENTS

    The Company's policies do not permit the use of derivative financial instruments for speculative purposes. The Company uses forward exchange contracts and currency swaps to hedge certain firm commitments and transactions denominated in foreign currencies. Gains and losses on forward contracts are deferred and offset against foreign exchange gains or losses on the underlying hedged item. The Company uses interest rate swaps to manage interest rate risk. The net amount paid or received on interest rate swaps is recognized as an adjustment to interest expense. The Company also uses crude oil swaps and collars to hedge price risk associated with the Company's crude oil production.

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Hedging Activities ("SFAS No. 133"). The Company adopted SFAS No. 133 effective January 1, 2001. The statement establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. Based on the Company's derivative positions at December 31, 2000, the Company will report a gain from the cumulative effect of adoption of $0.9 million, net of tax, and a gain in accumulated other comprehensive income of $1.2 million, net of tax, as of January 1, 2001.

RECLASSIFICATIONS

    Certain reclassifications have been made to the prior years' consolidated financial statements to conform with the current year presentation.

NOTE 2. VENTURE FORMATION AND ACQUISITIONS

VENTURE FORMATION

    On November 30, 2000, the Company and Schlumberger Limited ("Schlumberger"), and certain wholly owned subsidiaries of Schlumberger signed an agreement for the purpose of creating a venture to operate under the name of Western GECO. The Company contributed certain assets of its Western Geophysical division with a net book value of $1.1 billion consisting primarily of multiclient seismic data and property. In addition, the Company contributed $15.0 million in working capital to Western GECO.

    In conjunction with the transaction, the Company received $493.4 million in cash from Schlumberger in exchange for the transfer of a portion of the Company's ownership in Western GECO. Additionally, as soon as practicable after November 30, 2004, the Company or Schlumberger will make a cash true-up payment to the other party based on a formula comparing the ratio of the net present value of sales revenue from each party's contributed multiclient seismic data libraries during the four year period ending November 30, 2004 and the ratio of the net book value of those libraries as of November 30, 2000. The maximum payment that either party will be required to make as a result of this adjustment is $100.0 million.

    The Company owns 30% of Western GECO and accounts for its ownership in Western GECO using the equity method. The Company did not recognize any gain or loss resulting from the initial formation of the venture due to the Company's material continued involvement in the operations of Western GECO. The Company incurred fees and expenses of approximately $16.6 million in connection with the transaction. Of this total, $10.6 million of direct costs were capitalized to the Company's investment, and $6.0 million were recorded as an unusual charge in the Company's consolidated statement of operations.

ACQUISITIONS

    No significant acquisitions were made during 2000 or 1999. In April 1998, the Company acquired all the outstanding stock of WEDGE DIA-LOG, Inc. ("WEDGE") and 3-D Geophysical, Inc. ("3-D") for $218.5 million in cash and $117.5 million in cash, respectively. WEDGE specializes in cased-hole logging and pipe recovery services and 3-D is a supplier of primarily land-based seismic data acquisition services. In 1998, the Company also made several smaller acquisitions with an aggregate purchase price of $121.6 million. The purchase method of accounting was used to record these acquisitions. The operating results of these acquisitions are included in the consolidated statement of operations from their respective acquisition dates. Pro forma results of the WEDGE and 3-D and the other acquisitions made in 1998 have not been presented as the pro forma revenue, net income and earnings per share would not be materially different from the Company's actual results.

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 3. UNUSUAL ITEMS AND MERGER RELATED COSTS

2000

    During 2000, the Company incurred items resulting in a net unusual charge of $69.6 million. Unusual items included charges of $111.0 million offset by credits of $41.4 million. The table set forth below summarizes these transactions:

Cash charges:
  Severance for approximately 50 employees                            $     5.5
  Other contractual obligations                                             7.8
                                                                      ---------
    Subtotal cash charges                                                  13.3
                                                                      ---------
Noncash charges:
  Write-off of undeveloped oil and gas properties                          16.2
  Western GECO formation expenses                                           6.0
                                                                      ---------
    Subtotal noncash charges                                               22.2
                                                                      ---------
Total cash and noncash charges                                             35.5
Loss on sale of oil and gas properties                                     75.5
Unusual credits                                                           (41.4)
                                                                      ---------
    Total unusual charge, net                                         $    69.6
                                                                      =========

    In October 2000, the Company's Board of Directors approved the Company's plan to substantially exit the oil and gas exploration business, resulting in an unusual charge totaling $105.0 million recorded in the fourth quarter. The Company sold its interests in its China, Gulf of Mexico and Gabon oil and gas properties and recorded a pre-tax loss on the sale of these properties of $75.5 million. Net proceeds from these sales were $53.4 million and were used to repay outstanding indebtedness. The Company also wrote-off its remaining undeveloped exploration properties in other foreign jurisdictions resulting in a pre-tax loss of $16.2 million. The Company accrued cash charges of $13.3 million for costs resulting from exiting the business including severance and other employee-related costs and costs to settle contractual obligations. The employee groups to be terminated will be executive, engineering, field service and support personnel. The amount accrued for severance is based upon the positions eliminated and the Company's written severance policy and does not include any portion of the employees' salary through their severance dates. The Company paid $0.6 million of accrued severance in 2000. Based on current estimates, the Company expects that $2.9 million of the accrued severance will be paid during 2001 when the employees leave the Company. The Company also expects that all of the contractual obligations will be paid during 2001.

    During 2000 the Company recorded an unusual credit of $28.5 million as net reductions to unusual charge accruals recorded in 1999 and prior years to reflect the current estimates of remaining expenditures. The net reductions primarily related to severance accruals, legal accruals and accruals for lease obligations. These items are reflected as unusual credits in the consolidated statement of operations.

    The Company recognized pre-tax gains of $12.9 million on the sale of various product lines within the Oilfield and Process segments recorded as unusual credits. The Company received net proceeds from these sales of $41.7 million.

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1999

    As a result of continuing low activity levels, predominantly for the Company's seismic products and services, the Company recorded charges during the fourth quarter of 1999 totaling $122.8 million as summarized below:

                                                                                                    ACCRUED
                                                                                                   BALANCE AT
                                                        TOTAL                                     DECEMBER 31,
                                                        CHARGE       PAYMENTS      ADJUSTMENTS        2000
                                                      ----------    ----------     -----------    ------------
CASH CHARGES:
  Severance for approximately 800 employees           $   12.5      $    (8.8)      $    (3.7)       $    --
  Lease termination and other contractual
    obligations                                           36.0          (21.4)          (14.6)            --
  Other cash charges                                       2.2           (0.7)           (1.5)            --
                                                      --------      ---------       ---------        -------
    Subtotal cash charges                                 50.7      $   (30.9)      $   (19.8)       $    --
                                                                    =========       =========        =======
Noncash charges - impairment of property and
   equipment                                              72.1
                                                      --------
    Total cash and noncash charges                    $  122.8
                                                      ========

    The employee groups to be terminated were executive, marketing, field service and support personnel of which substantially all were either terminated by the Company or transferred to Western GECO as of December 31, 2000. The amount accrued for severance is based upon the positions eliminated and the Company's written severance policy and does not include any portion of the employees' salary through their severance dates.

    The Company accrued $36.0 million related to expected costs to settle contractual obligations based upon management's decision to reduce or abandon certain operations and based on the terms of the applicable agreements. These costs consist primarily of the cost of terminating leases on certain marine vessels that are being taken out of service and removed from the fleet.

    The impairment of property includes the write-off or write-down of certain assets utilized in the Company's seismic business. These assets were scrapped or otherwise being disposed of and consist of $51.1 million of land and marine recording equipment, $1.4 million of data processing equipment and $19.6 million of marine vessels to be sold or otherwise abandoned. Write down amounts were generally determined by use of internal appraisal techniques to assess the estimated fair value to be realized upon disposal.

    During 1999 the Company realized unusual gains totaling $54.8 million. The Company sold two large excess real estate properties and realized net gains totaling $39.5 million. The Company received net proceeds of $68.1 million. In addition, the Company sold certain assets related to its previous divestiture of a joint venture and realized a net gain of $15.3 million.

    During 1999 the Company reviewed the remaining balances of the accruals for merger and unusual cash charges recorded in 1998 and prior years and made $13.0 million of net reductions to reflect the current estimates of remaining expenditures. These net reductions included reversals of previously recorded accruals that will not be utilized that relate primarily to severance accruals and lease obligations. In addition, for accruals related to certain terminated lease obligations, revisions were made to increase previously recorded amounts based on current information and estimates of expected cash flows related to these leases.

    These items were reflected in the following captions of the consolidated statement of operations for the year ended December 31, 1999:

                                          CHARGES         CREDITS       ADJUSTMENTS         TOTAL
                                         ---------       ---------      -----------       ---------
Cost of revenues                         $    72.1       $     --        $      --        $   72.1
Selling, general and administrative             --          (15.3)            (5.0)          (20.3)
Merger related costs                            --             --             (1.6)           (1.6)
Unusual charge, net                           50.7          (39.5)            (6.4)            4.8
                                         ---------       --------        ---------        --------
   Total                                 $   122.8       $  (54.8)       $   (13.0)       $   55.0
                                         =========       ========        =========        ========

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1998

    The Company had experienced high growth levels for its products and services from 1994 through the second quarter of 1998. During the third and fourth quarters of 1998, the Company experienced a decline in demand for its products and services as a result of a significant decrease in the price of oil and natural gas. The decline in customer demand materialized quickly from the previous high growth rates. As a result of this sharp decline in demand and to adjust to the lower level of activity, the Company assessed its overall operations and recorded charges of $589.5 million during 1998 as summarized below.

                                                                                                   ACCRUED
                                                                                                  BALANCE AT
                                                          TOTAL                                   DECEMBER 31,
                                                          CHARGE      PAYMENTS    ADJUSTMENTS        2000
                                                        ----------   ----------   -----------    -------------
Cash charges
  Severance for approximately 5,300 employees           $    64.3    $   (61.6)   $     (2.7)     $       --
  Integration costs, abandoned leases and other
    contractual obligations                                  40.0        (35.0)         (1.3)            3.7
  Environmental reserves                                      8.8         (8.8)           --              --
  Other cash costs                                           21.4        (13.1)         (5.3)            3.0
                                                        ---------    ---------    ----------      ----------
    Subtotal cash charges                                   134.5    $  (118.5)   $     (9.3)     $      6.7
                                                                     =========    ==========      ==========
Noncash charges  - impairment of certain assets             455.0
                                                        ---------
    Total cash and noncash charges                      $   589.5
                                                        =========

    The employee groups terminated were marketing, manufacturing, field service personnel, engineering and administrative support. All employees were terminated as of December 31, 2000. The amount accrued for severance is based upon the Company's written severance policy and the positions eliminated. The accrued severance does not include any portion of the employees' salaries through their severance dates.

    The Company accrued $40.0 million to combine operations and consolidate facilities. Such accrual includes costs to settle leases on idled facilities based upon lease agreements; to shut-down oil and gas operations in certain countries based upon management's decision to abandon the operations; to terminate a rig contract based upon the terms of the agreement; and other collocation costs based upon the estimated exit costs for approved plans. The accrual does not include any portion of the costs before actual abandonment of the facilities or ceasing of the operations. The remaining accrual of $3.7 million relates to abandoned leases and will be spent according to the lease terms.

    The accrual for environmental reserves relates to additional costs to remediate properties obtained in the July 1997 Petrolite acquisition. The Company completed the remediation in 2000.

    Other cash costs of $21.4 million include $10.9 million to settle certain litigation, $2.9 million to settle contractual obligations and $2.9 million of costs to dispose of obsolete inventory. The remaining accrual of $3.0 million relates to contractual obligations and anticipated legal settlements.

    An impairment of inventory and rental tool assets of $173.2 million was recorded due to advances in technology that have obsoleted certain product lines, as well as a decline in market demand that has resulted in an excess supply of certain products.

    In the third quarter of 1998, the Company recorded an $83.2 million write-down of PetroAlliance Services Company Limited ("PAS"), a former consolidated joint venture operating in the former Soviet Union. The write-down of the joint venture was based upon the Company's estimated value of assets ultimately received in consideration of the sale of the PAS investment in November 1998. As consideration for the sale of PAS, the Company received a seismic vessel, other seismic and well-logging assets, certain PAS assets in Kazakhstan and Turkmenistan, certain customer receivables and a $33.0 million note from the purchasers. The write-down included $10.7 million for equipment, $22.0 million of goodwill, and $50.5 million of net current assets.

    An impairment of property and other assets of $80.1 million was recorded and includes an $18.1 million write-down to reduce the carrying value of a portion of the Company's drilling equipment; a $12.6 million write-off of obsolete solid and oil-filled streamer sections used on seismic vessels; a $14.9 million write-down of surplus well-logging equipment; a $9.5 million write-off of prepaid royalties on an abandoned product line; and $25.0 million of assets written down to fair market value.

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    A write-off of intangible assets of $21.5 million was recorded and includes $2.7 million for capitalized software costs for product lines abandoned as a result of recent acquisitions; $5.3 million for capitalized development costs for software systems that are being replaced by the Company's implementation of SAP R/3; and $13.5 million for goodwill associated with a discontinued business and a subsidiary held for sale.

    A $69.3 million charge was recorded related to the Company's oil and gas properties ceiling test. This charge consisted of $25.8 million related to properties in the United States and $7.7 million related to properties in Argentina. The remaining $35.8 million resulted from the write-off of unproven reserves in other foreign jurisdictions in which management of the Company plans to reduce the amount of future exploration capital.

    A write-down of real estate held for sale of $17.0 million was recorded for a specific property and the charge reduces the carrying value to the property's appraised value.

    A $10.7 million charge was taken to write-off investments in joint ventures in both Russia and Indonesia due to the deteriorating market and economic conditions in these two countries. The write-off represents the entire amount of the Company's investment in these two joint ventures. The charge also includes a $2.8 million loss on the sale of Tracor Europa, a discontinued subsidiary. The above charges were reflected in the following captions of the consolidated statement of operations for the year ended December 31, 1998:

Cost of revenues                                                      $   305.0
Selling, general and administrative                                        68.7
Unusual charge                                                            215.8
                                                                      ---------
Total                                                                 $   589.5
                                                                      =========

MERGER RELATED COSTS

    In 1998, the Company completed a merger with Western Atlas Inc. ("Western Atlas"). In connection with the merger, the Company recorded merger related costs of $219.1 million as summarized below:

                                                                                    ACCRUED
                                                                                   BALANCE AT
                                        TOTAL                                     DECEMBER 31,
                                        CHARGE      PAYMENTS      ADJUSTMENTS         2000
                                       --------    ----------     -----------     ------------
Cash costs
  Transaction costs                    $  51.5     $   (50.7)      $   (0.1)       $      0.7
  Employee costs                          87.7         (79.2)          (0.2)              8.3
  Other merger integration costs          21.7         (18.8)          (1.4)              1.5
                                       -------     ---------       --------        ----------
    Subtotal cash costs                  160.9     $  (148.7)      $   (1.7)       $     10.5
                                                   =========       ========        ==========
Noncash                                   58.2
                                       -------
Total                                  $ 219.1
                                       =======

    Transaction costs of $51.5 million include banking, legal and printing fees and other costs directly related to the merger.

    Employee related costs of $87.7 million primarily consist of $60.3 million of payments made to certain officers of Western Atlas and Baker Hughes pursuant to change in control provisions and $15.4 million of severance benefits paid to terminated employees whose responsibilities were deemed redundant as a result of the merger. The remaining accrued employee costs of $8.3 million represent retirement benefits of certain employees that will be paid, in accordance with the terms of their agreements, over the lives of the covered employees.

    Other integration costs include the costs of changing legal registrations in various jurisdictions, terminating a joint venture as a result of the merger, changing signs and logos at the Company's major facilities around the world and other integration costs.

    The noncash charge of $58.2 million consists of a charge of $45.3 million related to the triggering of change of control rights contained in certain Western Atlas employee stock option plans that were not converted to Baker Hughes options concurrent with the merger; a charge of $3.9 million for the issuance of the Company's common stock pursuant to certain stock plans as a result of the change in control and a $9.0 million charge recorded to write-off the carrying value of a product line that was discontinued as a result of the merger.

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4. INCOME TAXES

    The provision for income taxes is comprised of the following for the years ended December 31:

                                            2000              1999              1998
                                         ----------        ----------        ----------
Current:
  United States                           $    2.1          $    3.0          $   31.1
  Foreign                                     82.7              71.8              81.1
                                          --------          --------          --------
    Total current                             84.8              74.8             112.2
                                          --------          --------          --------
Deferred:
  United States                               18.5             (30.4)            (73.6)
  Foreign                                     30.4             (19.5)            (20.2)
                                          --------          --------          --------
    Total deferred                            48.9             (49.9)            (93.8)
                                          --------          --------          --------
  Provision for income taxes              $  133.7          $   24.9          $   18.4
                                          ========          ========          ========

    The geographic sources of income (loss) before income taxes are as follows for the years ended December 31:

                                            2000              1999              1998
                                         ----------        ----------        ----------
United States                             $  (12.0)         $   76.0          $ (288.7)
Foreign                                      248.0             (17.8)             11.0
                                          --------          --------          --------
  Total                                   $  236.0          $   58.2          $ (277.7)
                                          ========          ========          ========

    Tax benefits of $5.8 million, $4.2 million and $16.1 million associated with the exercise of employee stock options were allocated to equity in the years ended December 31, 2000, 1999 and 1998, respectively.

    The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to income before income taxes for the years ended December 31 for the reasons set forth below:

                                                   2000              1999              1998
                                                ----------        ----------        ----------
Statutory income tax at 35%                      $   82.6          $   20.4          $  (97.2)
Formation-related taxes for Western GECO             45.0                --                --
Incremental effect of foreign operations            (13.7)            (39.4)             25.3
Net tax charge related to foreign losses             11.7              52.0              36.0
Nondeductible goodwill amortization                   8.2               9.3              12.4
State income taxes - net of U.S.  tax                 1.3               2.0               4.0
  benefit
IRS audit agreement and refund claims                  --             (18.1)            (18.4)
Merger and acquisition related costs                   --                --              55.8
Other-net                                            (1.4)             (1.3)              0.5
                                                 --------          --------          --------
  Provision for income taxes                     $  133.7          $   24.9          $   18.4
                                                 ========          ========          ========

    As a result of the repatriation of the proceeds from the formation of the Western GECO venture in December 2000, the Company incurred $3.4 million of foreign withholdings and other taxes and provided $6.0 million of additional U.S. taxes. In addition, the formation of the venture reduces the expected amount of foreign source income available in the future to utilize the Company's foreign tax credit carryover; accordingly, the Company provided $35.6 million for additional U.S. taxes with respect to future repatriation of earnings necessary to utilize the foreign tax credit carryover. Such amounts, aggregating $45.0 million, are presented in the above income tax rate reconciliation table under the caption "Formation-related taxes for Western GECO."

    The effective tax rates before merger related costs and unusual items were 33.5%, 37.2% and 35.6% for the years ended December 31, 2000, 1999 and 1998, respectively.

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. The tax effects of the Company's temporary differences and carryforwards are as follows at December 31:

                                                              2000            1999
                                                           ----------      ----------
Deferred tax assets:
   Receivables                                              $   16.5        $   15.9
   Inventory                                                    97.2           101.3
   Employee benefits                                            17.2            17.6
   Other accrued expenses                                       64.1            71.1
   Operating loss carryforwards                                146.9           258.0
   Tax credit carryforwards                                    178.5           145.0
   Other                                                        57.8            30.5
                                                            --------        --------
      Subtotal                                                 578.2           639.4
   Valuation allowances                                        (56.4)          (81.7)
                                                            --------        --------
     Total                                                     521.8           557.7
                                                            --------        --------

Deferred tax liabilities:
   Property                                                    114.2           141.0
   Other assets                                                126.1           110.3
   Goodwill                                                    107.3           122.9
   Undistributed earnings of foreign subsidiaries               74.9            39.3
   Other                                                        66.1            36.4
                                                            --------        --------
      Total                                                    488.6           449.9
                                                            --------        --------
Net deferred tax asset                                      $   33.2        $  107.8
                                                            ========        ========

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

    At December 31, 2000, the Company had approximately $115.3 million of foreign tax credits and $53.5 million of general business credits available to offset future payments of federal income taxes, expiring in varying amounts between 2004 and 2021. The Company's $9.7 million alternative minimum tax credits carryforward may be carried forward indefinitely under current U.S. law. The operating loss carryforwards without a valuation allowance will expire in varying amounts over the next twenty years.

NOTE 5. EARNINGS PER SHARE

    A reconciliation of the number of shares used for the basic and diluted earnings per share ("EPS") computations is as follows for the years ended December 31:

                                                                             2000           1999          1998
                                                                           --------       --------      --------
Denominator:
  Weighted average common shares outstanding for basic EPS                   330.9          328.2         321.7
  Effect of dilutive securities - stock plans                                  2.0            1.7           -
                                                                           -------         ------        ------
Adjusted weighted average common shares outstanding for diluted EPS          332.9          329.9         321.7
                                                                           =======         ======        ======

Anti-dilutive securities excluded from diluted EPS:
  Options with option price greater than market price                          3.6           10.2          13.3
  Liquid Yield Options Notes convertible in common stock                       7.2            7.2           7.2

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 6. INVENTORIES

    Inventories are comprised of the following at December 31:

                                                    2000                1999
                                                 ----------          ----------
Finished goods                                   $   706.0           $   690.1
Work in process                                       82.0                76.3
Raw materials                                        110.5                95.1
                                                 ---------           ---------
   Total                                         $   898.5           $   861.5
                                                 =========           =========

NOTE 7. INVESTMENTS IN AFFILIATES

    The Company has investments in affiliates that are accounted for using the equity method. The most significant of these affiliates is Western GECO, which is 30% owned. Included in the caption "Equity in income (losses) of affiliates" in the Company's consolidated statement of operations for 2000 was $9.5 million for restructuring and integration charges associated with Western GECO. At December 31, 2000, net accounts receivable from affiliates totaled $11.4 million. Net accounts receivable from affiliates at December 31, 1999 were not significant. As of December 31, 2000, the excess of the Company's investment over the Company's equity in affiliates is $267.4 million. This amount is being amortized over 40 years and the amortization is included in the Company's equity in income (losses) of affiliates.

    Summarized unaudited combined financial information for affiliates, which includes one month of activity for Western GECO, is as follows as of December 31:

                                                              2000            1999
                                                          ------------    ------------
Combined operating results:
  Revenues                                                 $    228.6      $    123.0
                                                           ==========      ==========
  Operating income (loss)                                       (14.9)           18.4
                                                           ==========      ==========
  Net income (loss)                                             (21.4)           14.4
                                                           ==========      ==========

Combined financial position:
  Current assets                                           $  1,565.5      $     48.5
  Noncurrent assets                                             945.1             7.5
                                                           ----------      ----------
  Total assets                                             $  2,510.6      $     56.0
                                                           ==========      ==========

  Current liabilities                                      $    690.1      $     18.1
  Noncurrent liabilities                                         12.5             1.5
  Stockholders' equity                                        1,808.0            36.4
                                                           ----------      ----------
  Total liabilities and stockholders' equity               $  2,510.6      $     56.0
                                                           ==========      ==========

NOTE 8. PROPERTY, GOODWILL AND OTHER INTANGIBLES

    Property, plant and equipment is comprised of the following at December 31:

                                                 AMORTIZATION
                                                    PERIOD             2000                1999
                                                 ------------       ----------          ----------
Land                                                                $     40.0          $     69.8
Buildings and improvements                       5 - 40 years            517.1               559.9
Machinery and equipment                          2 - 15 years          1,412.2             2,142.4
Rental tools and equipment                       1 - 10 years            811.2               848.6
Oil and gas properties, full cost method                                 116.2               270.3
                                                                    ----------          ----------
  Total property                                                       2,896.7             3,891.0
Accumulated depreciation and depletion                                (1,518.0)           (1,837.3)
                                                                    ----------          ----------
  Property - net                                                    $  1,378.7          $  2,053.7
                                                                    ==========          ==========

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    Goodwill and other intangibles are as follows at December 31:

                                                 AMORTIZATION
                                                    PERIOD             2000                1999
                                                 ------------       ----------          ----------
Goodwill                                         5 - 40 years       $  1,583.2          $  1,812.5
Other intangible assets                          3 - 30 years            277.4               364.0
                                                                    ----------          ----------
  Total goodwill and other intangibles                                 1,860.6             2,176.5
Accumulated amortization                                                (362.5)             (339.7)
                                                                    ----------          ----------
  Goodwill and other intangibles - net                              $  1,498.1          $  1,836.8
                                                                    ==========          ==========

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 9. INDEBTEDNESS

    Total debt consisted of the following at December 31:

                                                                                        2000            1999
                                                                                     ----------      ----------
Short-term debt with a weighted average interest rate of 7.43%  at
  December 31, 2000 (6.29% at December 31, 1999)                                      $   42.1        $  166.5

Commercial Paper with a weighted average interest rate of 6.51% at
  December 31, 2000 (5.81% at December 31, 1999)                                         215.0           760.0

Debentures with an effective interest rate of 8.59%, due January 2000                       --            93.0

5.8% Notes due February 2003 with an effective interest rate of 6.04%, net of unamortized discount of $0.4 at December 31, 2000 ($0.7 at
  December 31, 1999)                                                                      99.6            99.3

8% Notes due May 2004 with an effective interest rate of 8.08%, net of unamortized discount of $0.5 at December 31, 2000 ($0.6 at December
  31, 1999)                                                                               99.5            99.4

7.875% Notes due June 2004 with an effective interest rate of 8.13%, net of unamortized discount of $1.4 at December 31, 2000 ($1.8 at
  December 31, 1999)                                                                     248.6           248.2

Liquid Yield Option Notes due May 2008 with a yield to maturity of 3.5% per annum, net of unamortized discount of $88.9 at December 31,
  2000 ($99.4 at December 31, 1999)                                                      296.2           285.7

6.25% Notes due January 2009 with an effective interest rate of 6.38%, net of unamortized discount of $2.5 at December 31, 2000 ($2.8 at
  December 31, 1999)                                                                     322.5           322.2

6% Notes due February 2009 with an effective interest rate of 6.11%, net of unamortized discount of $1.3 at December 31, 2000 ($1.5 at
  December 31, 1999)                                                                     198.7           198.5

8.55% Debentures due June 2024 with an effective interest rate of 8.80%, net of unamortized discount of $2.6 at December 31, 2000
  ($2.7 at December 31, 1999)                                                            147.4           147.3

6.875% Notes due January 2029 with an effective interest rate of 7.08%, net of unamortized discount of $9.6 at December 31, 2000
  ($9.9 at December 31, 1999)                                                            390.4           390.1

Other debt                                                                                 2.9             8.4
                                                                                     ---------       ---------
Total debt                                                                             2,062.9         2,818.6
Less short-term debt and current maturities                                               13.3           112.6
                                                                                     ---------       ---------
Long-term debt                                                                       $ 2,049.6       $ 2,706.0
                                                                                     =========       =========

    At December 31, 2000, the Company had $1,228.5 million of credit facilities with commercial banks, of which $750.5 million was committed. The committed facilities mature as follows: $212.5 million in 2002 and $538.0 million in 2003. The Company's policy is to classify commercial paper and short-term borrowings as long-term debt to the extent of its committed facilities because the Company has the ability under these credit agreements and the intent to maintain these obligations for longer than one year.

    The Liquid Yield Option Notes ("LYONS") are convertible into the Company's common stock at a conversion price of $41.80 per share, calculated as of December 31, 2000, which increases at an annual rate of 3.5%. At the option of the Company, the LYONS may be redeemed for cash at a redemption price equal to the issue price plus accrued original issue discount through the date of redemption.

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


At the option of the holder, the LYONS may be redeemed for cash on May 5, 2003, for a redemption price equal to the issue price plus accrued original issue discount through the date of redemption.

    Maturities of debt at December 31, 2000 are as follows: 2001 - $13.3 million; 2002 - $1.0 million; 2003 - $345.2 million; 2004 - $348.2 million; 2005
- $0.0 million and $1,355.2 million thereafter.

NOTE 10. FINANCIAL INSTRUMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments include cash and short-term investments, receivables, payables, debt, interest rate swaps, crude swaps and foreign currency contracts. Except as described below, the estimated fair value of such financial instruments at December 31, 2000 and 1999 approximate their carrying value as reflected in the consolidated balance sheets. The fair value of the Company's debt, interest rate swaps, crude oil hedges and foreign currency contracts has been estimated based on quoted market prices.

    The estimated fair value of the Company's debt at December 31, 2000 and 1999 was $2,131.5 million and $2,728.4 million, respectively, which differs from the carrying amounts of $2,062.9 million and $2,818.6 million, respectively, included in the consolidated balance sheets.

INTEREST RATE SWAPS

    At December 31, 2000, the Company was party to an interest rate swap agreement for a notional amount of $325.0 million. The Company receives interest at a rate of 6.25% and pays interest at a rate equal to the average of 6-month LIBOR for the Yen, Euro and Swiss Franc plus a 3.16% spread. The interest rate swap settles semi-annually and terminates in January 2009. In the unlikely event that the counterparty fails to meet the terms of the interest rate swap agreement, the Company's exposure is limited to the interest rate differential.

    At December 31, 1999, the Company was party to an interest rate swap agreement for a notional amount of $93.0 million on which the Company paid interest at a rate of LIBOR plus 2.01% and received interest at a rate of 8.59%. The interest rate swap settled semi-annually and terminated on January 27, 2000.

    The fair value of these contracts at December 31, 2000 and 1999 was a $9.6 million liability and a $13.8 million liability, respectively.

CRUDE OIL HEDGES

    On September 15, 2000, the Company entered into two crude oil contracts (costless collars) to hedge price risk associated with the Company's interest in an oil producing property in Nigeria. The contracts, which use WTI-Nymex as the reference commodity, establish a cap of $35.00 and a floor of $27.00 for the three month period ending March 31, 2001, and a cap of $33.00 and a floor of $27.00 for the three month period ending June 30, 2001, respectively. The fair value of these contracts at December 31, 2000 was a $3.1 million asset.

FOREIGN CURRENCY FORWARD CONTRACTS

    At December 31, 2000, the Company had entered into a foreign currency forward contract with a notional amount of $50.0 million to hedge exposure to currency fluctuations in the British Pound. Foreign currency gains and losses for hedges against exposure to currency fluctuations are marked to market and changes to the fair value are included in current period income. The counterparties to the Company's forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis and, in management's opinion, present no significant credit risk to the Company.

    At December 31, 1999, the Company had entered into foreign currency forward contracts with notional amounts of $39.5 million to hedge the commitment to purchase a seismic vessel, $7.1 million to hedge equipment purchases under a long-term purchase agreement and $0.7 million to hedge an expected collection under a long-term sales agreement.

    The fair value of these contracts at December 31, 2000 and 1999 was a $1.5 million asset and a $0.7 million asset, respectively.

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

    The Company maintains cash deposits with major banks that from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

NOTE 11. SEGMENT AND RELATED INFORMATION

    The Company currently has seven divisions that have separate management teams and infrastructures that offer different products and services. The divisions have been aggregated into two reportable segments, "Oilfield" and "Process".

    The Oilfield segment currently consists of six divisions - Baker Atlas, Baker Hughes INTEQ, Baker Oil Tools, Baker Petrolite, Centrilift, and Hughes Christensen - that manufacture and sell equipment and provide services used in the drilling, completion, production and maintenance of oil and gas wells and in reservoir measurement and evaluation. They have been aggregated because the long-term financial performance of these divisions is affected by similar economic conditions and the consolidated results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The principal markets for this segment include all major oil and gas producing regions of the world including North America, Latin America, Europe, Africa, the Middle East and the Far East. Customers include major multi-national, independent and national or state-owned oil companies. The Oilfield segment also includes the Company's interest in an oil and gas property in Nigeria.

    The Process segment consists of one division - Baker Process - that manufactures and sells process equipment for separating solids from liquids and liquids from liquids through filtration, sedimentation, centrifugation and flotation processes. The principal markets for this segment include all regions of the world where there are significant industrial and municipal wastewater applications and base metals activity. Customers include municipalities, contractors, engineering companies and pulp and paper, minerals, industrial and oil and gas producers.

    The accounting policies of each segment are the same as those described in
Note 1 of Notes to Consolidated Financial Statements. The Company evaluates the performance of its segments based on income before income taxes, accounting changes, unusual items and interest income and expense.

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    Summarized financial information is shown in the following table. The "Other" column includes corporate related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

                                                      OILFIELD          PROCESS           OTHER            TOTAL
                                                     ----------        ---------        ---------        ---------
2000
  Revenues                                           $  4,910.8         $ 323.0         $      --        $ 5,233.8
  Equity in income (loss) of affiliates                     4.9              --              (9.5)            (4.6)
  Segment profit (loss)                                   573.9            (5.2)           (332.7)           236.0
  Total assets                                          5,597.9           332.3             522.5          6,452.7
  Investment in affiliates                                869.3              --                --            869.3
  Capital expenditures                                    565.0             2.5              31.7            599.2
  Depreciation, depletion and amortization                591.3            11.9               8.3            611.5

1999
  Revenues                                           $  4,546.7         $ 389.8         $      --        $ 4,936.5
  Equity in income of affiliates                            7.0              --                --              7.0
  Segment profit (loss)                                   360.8           (22.3)           (280.3)            58.2
  Total assets                                          6,297.7           420.7             463.7          7,182.1
  Investment in affiliates                                 40.2              --                --             40.2
  Capital expenditures                                    572.1             6.6              61.7            640.4
  Depreciation, depletion and amortization                769.5            12.3               8.9            790.7

1998
  Revenues                                           $  5,800.6         $ 490.0         $    20.0        $ 6,310.6
  Equity in income of affiliates                            6.7              --                 -              6.7
  Segment profit (loss)                                   741.0            24.1          (1,042.8)          (277.7)
  Total assets                                          6,946.7           425.4             416.2          7,788.3
  Investment in affiliates                                 38.5              --                --             38.5
  Capital expenditures                                  1,258.5            17.2              42.5          1,318.2
  Depreciation, depletion and amortization                729.7            12.9              15.7            758.3

    For the years ended December 31, 2000 and 1999, there were no Oilfield revenues attributable to one customer for more than 10% of total Oilfield revenues. For the year ended December 31, 1998, Oilfield revenues attributable to one customer totaled $629.8 million or 10.9%.

    The following table presents the details of "Other" segment loss for the years ended December 31:

                                                              2000           1999            1998
                                                           ----------     ----------      ----------
Corporate expenses                                         $   (99.2)     $   (94.9)      $   (88.8)
Interest - net                                                (168.5)        (161.9)         (145.4)
Unusual charge - net                                           (69.6)          (4.8)         (215.8)
Unusual charges to cost of revenues and selling,
 general and administrative                                       --          (51.8)         (373.7)
Gain on sale of  securities                                     14.1           31.5              --
Unusual charge related to equity method investments             (9.5)            --              --
Merger related costs                                              --            1.6          (219.1)
                                                           ---------      ---------       ---------
  Total                                                    $  (332.7)     $  (280.3)      $(1,042.8)
                                                           =========      =========       =========

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    The following table presents consolidated revenues by country based on the location of the use of the product or service for the years ended December 31:

                                                            2000             1999             1998
                                                         ----------       ----------       ----------
United States                                            $  2,034.9       $  1,874.2       $  2,196.3
United Kingdom                                                349.0            411.4            572.2
Canada                                                        289.7            234.5            257.8
Norway                                                        279.2            274.1            269.7
Venezuela                                                     277.4            228.3            349.3
Other countries (approximately 65 countries)                2,003.6          1,914.0          2,665.3
                                                         ----------        ---------       ----------
  Total                                                  $  5,233.8        $ 4,936.5       $  6,310.6
                                                         ==========        =========       ==========

    The following table presents net property by country based on the location of the asset at December 31:

                                                            2000             1999             1998
                                                         ----------       ----------       ----------
United States                                            $    758.0       $    947.4       $    926.9
United Kingdom                                                133.7            183.4            242.0
Nigeria                                                        78.6             91.9             86.9
Venezuela                                                      45.4             53.6             69.5
Norway                                                         37.3             43.0             50.0
Other countries                                               325.7            365.4            366.4
Western Geophysical mobile assets *                              --            369.0            546.4
                                                         ----------       ----------       ----------
  Total                                                  $  1,378.7       $  2,053.7       $  2,288.1
                                                         ==========       ==========       ==========

* These assets represent marine seismic vessels, land crews and related equipment that are mobile and move frequently between countries. Data processing centers, land and buildings have been included in the countries where these assets are located.

NOTE 12. EMPLOYEE STOCK PLANS

    The Company has stock option plans that provide for granting of options for the purchase of common stock to officers and other key employees. These stock options may be granted subject to terms ranging from one to ten years at a price equal to or greater than the fair market value of the stock at the date of grant.

    Stock option activity for the Company was as follows (shares in thousands):

                                                                   WEIGHTED
                                                                   AVERAGE
                                                  NUMBER        EXERCISE PRICE
                                                 OF SHARES        Per Share
                                                 ---------      --------------
Outstanding at December 31, 1997                   19,226         $    21.66
Granted                                             6,233              21.29
Exercised                                          (1,661)             10.90
Forfeited                                            (655)             28.30
Change in control rights converted                 (9,811)                --
                                                 --------         ----------
Outstanding at December 31, 1998                   13,332              27.24
Granted                                               557              22.07
Exercised                                          (1,096)             17.42
Forfeited                                          (1,058)             33.03
                                                 --------         ----------
Outstanding at December 31, 1999                   11,735              27.39
Granted                                             2,154              27.40
Exercised                                          (2,471)             21.16
Forfeited                                            (766)             27.79
                                                 --------         ----------
Outstanding at December 31, 2000                   10,652         $    28.80
                                                 ========         ==========

    At December 31, 2000, 6.7 million shares were available for future option grants.

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    The following table summarizes information for stock options outstanding at December 31, 2000 (shares in thousands):

                                        OUTSTANDING                          EXERCISABLE
                          ----------------------------------------     ----------------------
                                        WEIGHTED
                                         AVERAGE        WEIGHTED                    WEIGHTED
                                        REMAINING       AVERAGE                     AVERAGE
  RANGE OF EXERCISE                    CONTRACTUAL      EXERCISE                    EXERCISE
        PRICES            SHARES     LIFE (IN YEARS)      PRICE        SHARES         PRICE
  -----------------       ------     ---------------    ---------      ------       --------
  $  0.61   $ 13.68          275             4.77       $   10.38         232       $  10.20
  $ 16.74   $ 20.50          476             4.48           19.12         474          19.13
  $ 21.00   $ 26.07        6,180             7.76           21.51       2,834          21.22
  $ 28.25   $ 40.25        1,381             7.59           36.27         678          35.65
  $ 43.63   $ 47.81        2,340             6.77           47.80       2,335          47.81
                         -------           ------       ---------     -------       --------
        Total             10,652             7.29       $   28.80       6,553       $  31.64
                         =======           ======       =========     =======       ========

    The following table summarizes pro forma disclosures assuming the Company had used the fair value method of accounting for its stock based compensation plans.

                                   2000           1999           1998
                                ----------     ----------     ----------
Pro forma net income (loss)      $   81.6       $    6.2       $ (316.7)
Pro forma EPS - basic                0.25           0.02          (0.98)
Pro forma EPS - diluted              0.25           0.02          (0.98)

    The effects of applying the fair market value method of accounting in the above pro forma disclosure may not be indicative of future amounts since the pro forma disclosure does not apply to options granted prior to 1996 and additional awards in future years are anticipated.

    The fair market value of the options granted in 2000, 1999 and 1998 was determined using the Black-Scholes option-pricing model. The assumptions and resulting fair market values are as follows:

                                        ASSUMPTIONS
                  --------------------------------------------------------    FAIR MARKET
                                                RISK-FREE        EXPECTED       VALUE OF
                  DIVIDEND      EXPECTED        INTEREST           LIFE         OPTIONS
                   YIELD       VOLATILITY         RATE          (IN YEARS)      GRANTED
                  --------     ----------       ---------       ----------    -----------
    2000            1.7%          59.6%           5.0%             3.2         $  11.15
    1999            2.2%          55.4%           6.5%             5.0         $  11.77
    1998            2.2%          49.4%           4.2%             4.3         $   7.79

NOTE 13. EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PENSION PLANS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Company has various noncontributory defined benefit pension plans covering various domestic and foreign employees. Generally, the Company makes annual contributions to the plans in amounts necessary to meet minimum governmental funding requirements. The Company provides certain postretirement health care and life insurance benefits other than pensions ("Postretirement Benefits") to substantially all U.S. employees who retire having met certain age and service requirements.

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    The reconciliation of the beginning and ending balances of benefit obligations and fair value of plan assets, and the funded status of the plans are as follows for the years ended December 31:

                                                   PENSION BENEFITS           POSTRETIREMENT BENEFITS
                                                -----------------------       -----------------------
                                                  2000           1999           2000           1999
                                                --------       --------       --------       --------
 Change in benefit obligation:
  Benefit obligation at beginning of year       $  210.0       $  217.8       $  113.7       $  123.7
  Service cost                                       6.2            6.2            1.7            2.0
  Interest cost                                     14.2           13.7            8.3            8.1
  Plan participants' contributions                   1.1            1.3             --             --
  Amendments                                          --            0.5             --           (1.7)
  Actuarial (gain)/loss                              7.1          (13.3)          11.6           (8.2)
  Settlement/curtailment gain                         --           (1.0)          (1.6)            --
  Benefits paid                                    (10.3)         (10.3)         (13.3)         (10.2)
  Exchange rate adjustment                          (7.5)          (4.9)            --             --
                                                --------       --------       --------       --------
 Benefits obligation at end of year                220.8          210.0          120.4          113.7
                                                --------       --------       --------       --------
 Change in plan assets:
  Fair value of plan assets at beginning of
    year                                           299.0          262.2             --             --
  Actual return on plan assets                      35.2           45.9             --             --
  Employer contribution                              4.8            3.4             --             --
  Settlement                                          --           (1.0)            --             --
  Plan participants' contributions                   1.1            1.3             --             --
  Benefits paid                                    (10.3)         (10.3)            --             --
  Exchange rate adjustment                          (6.0)          (2.5)            --             --
                                                --------       --------       --------       --------
 Fair value of plan assets at end of year          323.8          299.0             --             --
                                                --------       --------       --------       --------

 Funded status                                     103.0           89.0         (120.4)        (113.7)
 Unrecognized actuarial (gain)/loss                 (8.0)          (2.2)           0.7          (11.9)
 Unrecognized prior service cost                     1.0            0.7           (3.0)          (3.6)
                                                --------       --------       --------       --------
 Net amount recognized                              96.0           87.5         (122.7)        (129.2)
 Benefits paid - October to December                 0.7            0.1            3.5            2.5
                                                --------       --------       --------       --------
 Net amount recognized                          $   96.7       $   87.6       $ (119.2)      $ (126.7)
                                                ========       ========       ========       ========

    Amounts recognized in the consolidated balance sheet are as follows at December 31:

                                                   PENSION BENEFITS           POSTRETIREMENT BENEFITS
                                                -----------------------       -----------------------
                                                  2000           1999           2000           1999
                                                --------       --------       --------       --------

 Prepaid benefit cost                           $  128.8       $  115.9       $     --       $     --
 Accrued benefit liability                         (42.2)         (32.7)        (119.2)        (126.7)
 Intangible asset                                    0.4            0.3             --             --
 Accumulated other comprehensive income              9.7            4.1             --             --
                                                --------       --------       --------       --------
 Net amount recognized                          $   96.7       $   87.6       $ (119.2)      $ (126.7)
                                                ========       ========       ========       ========

    Actuarial assumptions used to determine costs and benefit obligation for these plans are as follows for the years ended December 31:

                                            PENSION BENEFITS                  POSTRETIREMENT BENEFITS
                                     ------------------------------       ------------------------------
                                      2000        1999        1998         2000        1999        1998
                                     ------      ------      ------       ------      ------      ------
Discount rate                         6.96%       6.95%       6.54%        7.75%       7.50%       6.75%
Expected return on plan assets        8.69%       8.68%       8.68%
Rate of compensation increase         3.98%       3.92%       3.95%

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    The components of net pension and postretirement costs are as follows for the years ended December 31:

                                                  PENSION BENEFITS                  POSTRETIREMENT BENEFITS
                                          --------------------------------     --------------------------------
                                            2000        1999        1998         2000        1999        1998
                                          --------    --------    --------     --------    --------    --------
Service cost                              $    6.2    $    6.2    $    5.0     $    1.7    $    2.0    $    1.6
Interest cost                                 14.2        13.7        13.3          8.3         8.1         8.4
Expected return on plan assets               (25.4)      (22.5)      (22.5)          --          --          --
Amortization of prior service cost              --          --          --         (0.5)       (0.4)         --
Recognized actuarial (gain) loss               0.2         0.5        (0.1)        (0.1)         --         0.3
                                          --------    --------    --------     --------    --------    --------
Net periodic benefit cost                     (4.8)       (2.1)       (4.3)         9.4         9.7        10.3
Curtailment effect recognized                   --        (0.2)        2.5           --          --          --
                                          --------    --------    --------     --------    --------    --------
Net periodic benefit cost                 $   (4.8)   $   (2.3)   $   (1.8)    $    9.4    $    9.7    $   10.3
                                          ========    ========    ========     ========    ========    ========

    The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $109.3 million, $99.9 million and $66.8 million as of December 31, 2000, and $36.6 million, $32.3 million and $7.5 million as of December 31, 1999. The Company's postretirement benefit plan is not funded.

    Assumed health care cost trend rates have a significant effect on the amounts reported for the Postretirement Benefits plan. The assumed health care cost trend rate used in measuring the accumulated benefit obligation for Postretirement Benefits was adjusted in 2000. As of December 31, 2000, the health care cost trend rate was 7.6% for employees under age 65 and 8.8% for participants over age 65 with each declining gradually each successive year until it reaches 5.4% for employees under age 65 and 5.2% for employees over age 65 in 2007. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                          1-PERCENTAGE        1-PERCENTAGE
                                                         POINT INCREASE      POINT DECREASE
                                                         --------------      --------------
Effect on total service and interest cost components       $      0.3          $     (0.3)
Effect on postretirement benefit obligation                       7.8                (6.9)

DEFINED CONTRIBUTION PLANS

    During the periods reported, generally all the Company's U.S. employees (other than (1) those employees that Western Atlas employed prior to the merger and (2) those who were covered under one of Baker Hughes' pension plans) were eligible to participate in the Company sponsored Thrift Plan. Prior to 1999, those employees that Western Atlas employed prior to the merger were eligible to participate in a separate Western Atlas defined contribution plan. In 1999, those employees that Western Atlas employed prior to the merger who worked for any of the Company's divisions, other than Western Geophysical, became eligible to participate in the Company sponsored Thrift Plan rather than the Western Atlas defined contribution plan.

    The Company sponsored Thrift Plan allows eligible employees to elect to contribute from 1% to 15% of their salaries to an investment trust. Employee contributions are matched by the Company at the rate of $1.00 per $1.00 employee contribution for the first 3% and $0.50 per $1.00 employee contribution for the next 2% of the employee's salary. In addition, the Company contributes for all eligible employees between 2% and 5% of their salary depending on the employee's age as of January 1 each year. Such contributions become fully vested to the employee after five years of employment. The Company's contribution to the Thrift Plan and other defined contribution plans amounted to $56.7 million, $57.5 million and $51.0 million in 2000, 1999 and 1998, respectively.

    With respect to the Western Atlas defined contribution plan, the Company contributed an amount based on its consolidated pretax earnings of the participating businesses in accordance with the provisions of such plan. This plan includes a voluntary savings feature that is intended to qualify under
Section 401(k) of the Internal Revenue Code and is designed to enhance the retirement programs of participating employees. Under this feature, the Company matches up to 67% of a certain portion of participants' contributions. The contributions to this plan in 2000 and 1998 were $2.3 million and $31.4 million, respectively. There were no employer contributions to this plan in 1999.

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


POST EMPLOYMENT BENEFITS

    During the periods reported, the Company provided certain postemployment disability and medical benefits to substantially all qualifying former or inactive U.S. employees (other than those employed at the time by Western Atlas) following employment but before retirement. Starting on January 1, 1999, these same benefits were provided to substantially all qualified and former and active Western Atlas employees. Disability income benefits ("Disability Benefits"), available at the date of hire, are provided through a qualified plan which has been funded by contributions from the Company and employees. The primary asset of the plan is a guaranteed insurance contract with an insurance company. The asset currently earns interest at 5.9%. The actuarially determined obligation is calculated at a discount rate of 7.75%. Disability Benefits expense was $0.4 million, $1.3 million and $2.9 million in 2000, 1999 and 1998, respectively. The continuation of medical, life insurance and Thrift Plan benefits while on disability and the service related salary continuance benefits ("Continuation Benefits") are also provided through a qualified plan. Expense for Continuation Benefits, which is primarily interest cost on the projected benefit obligation, was $2.6 million, $5.9 million and $3.8 million, for 2000, 1999 and 1998, respectively. During 2000, the Company changed its salary continuance benefits to a non-service related plan.

    The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets for Disability Benefits and Continuation Benefits at December 31:

                                                                 2000           1999
                                                              ----------     ----------
Actuarial present value of accumulated benefit obligation     $   (42.1)     $   (40.8)
Plan assets at fair value                                          15.0           14.9
                                                             ----------      ---------
Accumulated benefit obligation in excess of plan assets           (27.1)         (25.9)
Prior service costs                                                (0.6)          (2.5)
Unrecognized net gain                                              (0.9)          (0.6)
                                                             ----------      ---------
Postemployment liability                                     $    (28.6)     $   (29.0)
                                                             ==========      =========

    Health care cost assumptions used to measure the Continuation Benefits obligation are similar to the assumptions used in determining the obligation for postretirement health care benefits. Additional assumptions used in the accounting for Continuation Benefits were a discount rate of 7.25% in 2000 and 1999, and increases in compensation of 5% for all periods presented.

NOTE 14. COMMITMENTS AND CONTINGENCIES

LEASES

    At December 31, 2000, the Company had long-term operating leases covering certain facilities and equipment. The minimum annual rental commitments for each of the five years in the period ending December 31, 2005 are $56.1 million, $49.7 million, $39.9 million, $29.4 million and $21.1 million, respectively, and $152.3 million in the aggregate thereafter. The Company has not entered into any significant capital leases.

    In September 2000, the Company sold four facilities for approximately $117.7 million. The proceeds were used to repay outstanding indebtedness. The facilities were leased back from the purchaser over a period of 15 years at current market rates.

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

    The Company has been named as a defendant in a number of shareholder class action securities fraud suits filed by purported shareholders shortly after the Company's announcement on December 8, 1999 regarding the accounting issues it discovered at its Baker Hughes INTEQ division. These suits, which seek unspecified monetary damages, have been consolidated into one lawsuit in federal district court for the Southern District of Texas pursuant to the Private Securities Litigation Reform Act of 1995. The Company believes the allegations in these suits are without merit, and the Company intends to vigorously defend the suits. Even so, an adverse outcome in this class action litigation could have an adverse effect on the Company's results of operations or financial condition.

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


ENVIRONMENTAL MATTERS

    The Company's past and present operations include activities which are subject to extensive federal and state environmental regulations.

    The Company has been identified as a potentially responsible party ("PRP") in remedial activities related to various "Superfund" sites. Applicable United States federal law imposes joint and several liability on each PRP for the cleanup of these sites leaving the Company with the uncertainty that it may be responsible for the remediation cost attributable to other PRPs who are unable to pay their share of the remediation costs. Generally, the Company has estimated its share of such total cost based on the ratio that the number of gallons of waste estimated to have been contributed to the site by the Company bears to the total number of gallons of waste estimated to have been disposed at the site. The Company has accrued what it believes to have been its pro rata share of the total cost of remediation of these Superfund sites based upon such a volumetric calculation. No accrual has been made under the joint and several liability concept since the Company believes that the probability that it will have to pay material costs above its volumetric share is remote. The Company believes there are other PRPs who have greater involvement on a volumetric calculation basis, who have substantial assets and who may be reasonably expected to pay their share of the cost of remediation. In some cases, the Company has insurance coverage or contractual indemnities from third parties to cover the ultimate liability.

    At December 31, 2000 and 1999, the Company had accrued $14.1 million and $22.9 million, respectively, for remediation costs, including the Superfund sites referred to above. The measurement of the accruals for remediation costs is subject to uncertainty, including the evolving nature of environmental regulations and the difficulty in estimating the extent and type of remediation activity that will be utilized. The Company believes that the likelihood of material losses in excess of those amounts recorded is remote.

OTHER

    In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under letters of credit and other financial guarantees totaling approximately $194.0 million at December 31, 2000. In addition, at December 31, 2000, the Company has guaranteed debt of third parties totaling $57.8 million. It is not practicable to estimate the fair value of these financial instruments and management does not expect any material losses from these financial instruments.

NOTE 15. OTHER SUPPLEMENTAL INFORMATION

Supplemental consolidated statement of operations information is as follows for the years ended December 31:

                                                            2000           1999           1998
                                                         ----------     ----------     ----------
Rental expense (generally transportation equipment
  and warehouse facilities)                              $    138.1     $    169.1     $    190.4
Research and development                                      118.0           99.8          128.4

    Supplemental consolidated statement of cash flows information is as follows for the years ended December 31:

                                                            2000           1999           1998
                                                         ----------     ----------     ----------
Sources (uses) of cash in:
  Accounts receivable                                    $  (138.8)     $   219.3      $    97.7
  Inventories                                                (54.5)         190.3          (38.8)
  Accounts payable                                           (27.2)         (88.3)         (59.8)
  Accrued employee compensation and other current
    liabilities                                               (7.9)        (179.0)          47.6
  Deferred revenue and other long-term liabilities           (11.8)        (175.3)          13.4
  Other assets and liabilities                                 0.3         (186.4)         (79.9)
                                                         ---------      ---------      ---------
Net effect of change in operating accounts               $  (239.9)     $  (219.4)     $   (19.8)
                                                         =========      =========      =========
Income taxes paid                                        $   116.0      $   118.7      $   134.5
Interest paid                                                172.6          148.8          150.3

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    The formation of Western GECO included the following cash and noncash amounts for the year ended December 31:

                                                                               2000
                                                                             ---------
Assets (liabilities) reclassified:
  Working capital - net                                                      $    15.6
  Property - net                                                                 416.0
  Goodwill and other intangibles                                                 259.8
  Multiclient seismic data and other assets                                      707.4
  Long-term liabilities                                                          (77.6)
----------------------------------------------------------------------------------------
Noncash assets and liabilities reclassified to investment in affiliates        1,321.2
Less proceeds from sale of interest in affiliate                                (493.4)
----------------------------------------------------------------------------------------
Net investment in Western GECO at formation                                  $   827.8
========================================================================================

NOTE 16. QUARTERLY DATA (UNAUDITED)

                                            FIRST          SECOND           THIRD          FOURTH            TOTAL
                                           QUARTER         QUARTER         QUARTER         QUARTER           YEAR
                                          ---------       ---------       ---------       ---------        ---------
2000 *
  Revenues                                $ 1,240.8       $ 1,255.5       $ 1,353.7       $ 1,383.8        $ 5,233.8
  Gross profit **                             252.1           286.9           334.2           351.0          1,224.2
  Net income (loss)                            15.4            62.7            65.2           (41.0)           102.3
  Basic earnings (loss) per share              0.04            0.19            0.20           (0.12)            0.31
  Diluted earnings (loss) per share            0.04            0.19            0.20           (0.12)            0.31
  Dividends per share                     $    0.11       $    0.12       $    0.11       $    0.12        $    0.46
  Common stock market prices:
    High                                  $   30.25       $   37.88       $   39.31       $   42.94
    Low                                   $   20.25       $   26.00       $   30.38       $   32.44

1999 *
  Revenues                                $ 1,325.3       $ 1,211.0       $ 1,207.6       $ 1,192.6        $ 4,936.5
  Gross profit **                             298.3           258.6           237.6           132.2            926.7
  Net income (loss)                            44.4            68.5            13.2           (92.8)            33.3
  Basic earnings (loss) per share              0.14            0.21            0.04           (0.28)            0.10
  Diluted earnings (loss) per share            0.14            0.21            0.04           (0.28)            0.10
  Dividends per share                     $    0.11       $    0.12       $    0.11       $    0.12        $    0.46
  Common stock market prices:
    High                                  $   25.50       $   35.00       $   36.25       $   30.00
    Low                                   $   15.75       $   22.00       $   27.00       $   15.00

*  See Note 3 for unusual charges.
** Represents revenues less costs of revenues.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

    None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning the directors of the Company is set forth in the section entitled "Election of Directors" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held April 25, 2001, which section is incorporated herein by reference. For information regarding executive officers of the Company, see "Item 1. Business - Executive Officers." Additional information regarding compliance by directors and executive officers with
Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 2001, which section is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information for this item is set forth in the section entitled "Executive Compensation" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held April 25, 2001, which section is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning security ownership of certain beneficial owners and management is set forth in the sections entitled "Voting Securities" and "Security Ownership of Management" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held April 25, 2001, which sections are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions with management is set forth in the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held April 25, 2001, which section is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of Documents filed as part of this Report

(1) Financial Statements

    All financial statements of the Registrant as set forth under Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

    Schedule II Valuation and Qualifying Accounts

(3) Exhibits

    3.1 Restated Certificate of Incorporation (filed as Exhibit 3.1 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    3.2 By-Laws (filed as Exhibit 3.2 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

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

    4.3 By-Laws (filed as Exhibit 3.2 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

    4.4 Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 4.2 to Baker Hughes Incorporated Registration Statement on Form S-3 dated September 27, 1999 and incorporated herein by reference).

    4.5 Indenture dated as of May 15, 1994 between Western Atlas Inc. and The Bank of New York, Trustee, providing for the issuance of securities in series (filed as Exhibit 4.6 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

    10.1 Employment Agreement by and between Baker Hughes Incorporated and Michael E. Wiley dated as of July 17, 2000 (filed as Exhibit 10.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

    10.2 Severance Agreement between Baker Hughes Incorporated and Michael E. Wiley dated as of July 17, 2000 (filed as Exhibit 10.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

    10.3 Severance Agreement between Baker Hughes Incorporated and G. Stephen Finley dated as of July 23, 1997 (filed as Exhibit 10.6 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

    10.4 Severance Agreement between Baker Hughes Incorporated and Andrew J. Szescila dated as of July 23, 1997 (filed as Exhibit 10.13 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

    10.5 Form of Amendment 1 to Severance Agreement between Baker Hughes Incorporated and each of G. Stephen Finley and Andrew J. Szescila effective November 11, 1998 (filed as Exhibit 10.7 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    10.6 Severance Agreement between Baker Hughes Incorporated and Alan R. Crain, Jr. dated as of October 25, 2000.

    10.7 Severance Agreement between Baker Hughes Incorporated and Greg Nakanishi dated as of November 1, 2000.

    10.8 Agreement regarding restricted stock award issued to Michael E. Wiley on August 15, 2000 in the amount of 150,000 shares of Company Common Stock.

    10.9 Agreement regarding supplemental restricted stock award issued to Michael E. Wiley on August 15, 2000 in the amount of 83,000 shares of Company Common Stock.

    10.10 Amended and Restated 1991 Employee Stock Bonus Plan of Baker Hughes Incorporated (filed as Exhibit 10.15 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

    10.11 Amendment No. 1997-1 to the Amended and Restated 1991 Employee Stock Bonus Plan (filed as Exhibit 10.16 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

    10.12 Amendment No. 1999-1 to the Amended and Restated 1991 Employee Stock Bonus Plan (filed as Exhibit 10.11 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    10.13 Restated 1987 Stock Option Plan of Baker Hughes Incorporated (amended as of October 24, 1990) (filed as Exhibit 10.17 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

    10.14   Baker Hughes Incorporated Supplemental Retirement Plan (filed as
            Exhibit 10.14 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

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

    10.17 Executive Severance Policy (filed as Exhibit 10.12 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

    10.18 1993 Stock Option Plan (filed as Exhibit 10.18 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

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

    10.21 1993 Employee Stock Bonus Plan (filed as Exhibit 10.21 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

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

    10.24   Amended and Restated Director Compensation Deferral Plan (filed as
            Exhibit 10.24 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    10.25   1995 Employee Annual Incentive Compensation Plan (filed as Exhibit
            10.20 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

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

    10.28 Long Term Incentive Plan (filed as Exhibit 10.31 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

    10.29   Amendment No. 1999-1 to Long Term Incentive Plan (filed as Exhibit
            10.32 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    10.30 1998 Employee Stock Option Plan (filed as Exhibit 10.33 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    10.31   Amendment No. 1999-1 to 1998 Employee Stock Option Plan (filed as
            Exhibit 10.34 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    10.32 Form of Credit Agreement, dated as of October 1, 1998, among Baker Hughes Incorporated and fourteen banks for $750,000,000, in the aggregate for all banks (filed as Exhibit 10.35 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    10.33 Form of Credit Agreement dated as of October 1, 1998 among Baker Hughes Incorporated and fourteen banks for $250,000,000, in the aggregate for all banks (filed as Exhibit 10.36 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    10.34 Form of First Amendment of Credit Agreement dated as of September 29, 1999 among Baker Hughes Incorporated and fourteen banks for $250,000,000, in the aggregate for all banks (filed as Exhibit 10.29 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

    10.35 Form of Second Amendment of Credit Agreement dated as of September 25, 2000 among Baker Hughes Incorporated and fourteen banks for $250,000,000, in the aggregate for all banks.

    10.36 Form of Stock Option Agreement for executives effective January 26, 2000.

    10.37 Form of Stock Option Agreement for executive officers effective October 1, 1998.

    10.38 Form of Nonqualified Stock Option Agreement for employees effective October 1, 1998 (filed as Exhibit 10.39 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    10.39 Form of Nonqualified Stock Option Agreement for directors effective October 25, 1998.

    10.40 Form of Nonqualified Stock Option Agreement for directors effective October 25, 1995 (filed as Exhibit 10.16 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference).

    10.41 Form of Nonqualified Stock Option Agreement for employees effective October 25, 1995 (filed as Exhibit 10.16 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference).

    10.42 Form of Incentive Stock Option Agreement for employees effective October 25, 1995 (filed as Exhibit 10.16 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference).

    10.43 Agreement regarding restricted stock award issued to Alan R. Crain, Jr. on October 25, 2000 in the amount of 7,500 shares of Company Common Stock.

    10.44 Agreement regarding restricted stock award issued to Greg Nakaniski on November 1, 2000 in the amount of 5,000 shares of Company Common Stock.

    10.45 Agreement regarding restricted stock award issued to Andrew J. Szescila on January 24, 2001 in the amount of 25,000 shares of Company Common Stock.

    10.46 Agreement and Plan of Merger among Baker Hughes Incorporated, Baker Hughes Missouri, Inc., Baker Hughes Delaware, Inc., Petrolite Corporation and Wm. S. Barnickel & Company, dated as of February 25, 1997 (filed as Exhibit 2.1 to Form 8-K dated March 5, 1997 and incorporated herein by reference).

    10.47 Agreement and Plan of Merger among Baker Hughes Incorporated, Baker Hughes Delaware I, Inc. and Western Atlas Inc. dated as of May 10, 1998 (filed as Exhibit 2.1 to Form 8-K dated May 20, 1998 and incorporated herein by reference).

    10.48 Tax Sharing Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA, Inc. (filed as Exhibit 10.19 to Western Atlas Inc.'s Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

    10.49 Employee Benefits Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA, Inc. (filed as Exhibit 10.21 to Western Atlas Inc.'s Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

    10.50 Master Formation Agreement by and among the Company, Schlumberger Limited and certain wholly owned subsidiaries of Schlumberger Limited dated as of September 6, 2000 (filed as Exhibit 2.1 to Form 8-K dated September 7, 2000 and incorporated herein by reference).

    10.51 Shareholders' Agreement by and among Schlumberger Limited, Baker Hughes Incorporated and other parties listed on the signature pages thereto dated November 30, 2000 (filed as Exhibit 10.1 to form 8-K dated November 30, 2000 and incorproated herein by reference).

    10.52 Corporate Executive Loan Program (filed as Exhibit 10.50 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

    21.1    Subsidiaries of Registrant.

    23.1    Consent of Deloitte & Touche LLP.


(b) Reports on Form 8-K

    A report on Form 8-K was filed on December 14, 2000, as amended on Form 8-K/A dated February 12, 2001, reporting that the Company had consummated the transactions contemplated by the Master Formation Agreement dated September 6, 2000 among the Company, Schlumberger Limited, and certain wholly-owned subsidiaries of Schlumberger Limited.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of March, 2001.

                                              BAKER HUGHES INCORPORATED

                                               By /s/MICHAEL E. WILEY
                                      -----------------------------------------
                                      (Michael E. Wiley, Chairman of the Board,
                                        President and Chief Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                                         TITLE                       DATE
-------------------------------                     ---------------------------      --------------
    /s/ MICHAEL E. WILEY                            Chairman of the Board,           March 12, 2001
-------------------------------                     President and Chief
       (Michael E. Wiley)                           Executive Officer
                                                    (principal executive
                                                    officer)

     /s/ G. S. FINLEY                               Senior Vice President -          March 12, 2001
-------------------------------                     Finance and Administration
        (G. S. Finley)                              and Chief Financial Officer
                                                    (principal financial
                                                    officer)

    /s/ ALAN J. KEIFER                              Vice President and               March 12, 2001
-------------------------------                     Controller
       (Alan J. Keifer)                             (principal accounting
                                                    officer)

/s/ LESTER M. ALBERTHAL, JR.                        Director                         March 12, 2001
-------------------------------
   (Lester M. Alberthal, Jr.)

   /s/ VICTOR G. BEGHINI                            Director                         March 12, 2001
-------------------------------
      (Victor G. Beghini)

   /s/ JOSEPH T. CASEY                              Director                         March 12, 2001
-------------------------------
      (Joseph T. Casey)

                                                    Director                         March   , 2001
-------------------------------
      (Eunice M. Filter)

                                                    Director                         March   , 2001
-------------------------------
        (Joe B. Foster)

   /s/ CLAIRE W. GARGALLI                           Director                         March 12, 2001
-------------------------------
      (Claire W. Gargalli)

   /s/ RICHARD D. KINDER                            Director                         March 12, 2001
-------------------------------
      (Richard D. Kinder)

    /s/ JAMES F. MCCALL                             Director                         March 12, 2001
-------------------------------
       (James F. McCall)

   /s/ H. JOHN RILEY, JR.                           Director                         March 12, 2001
-------------------------------
      (H. John Riley, Jr.)

   /s/ CHARLES L. WATSON                            Director                         March 12, 2001
-------------------------------
      (Charles L. Watson)

   /s/ MAX P. WATSON, JR.                           Director                         March 12, 2001
-------------------------------
      (Max P. Watson, Jr.)

BAKER HUGHES INCORPORATED

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                      Balance at      Charged to                       Balance at
                                                      Beginning        Cost and                          End of
(In millions)                                         of Period        Expenses       Deductions         Period
                                                      ----------      ----------      ----------       ----------
Year ended December 31, 2000:
  Reserve for doubtful accounts receivable              $56.2            $38.2         $ (12.6)          $ 81.8
  Reserve for inventories                               175.3             68.9           (48.7)           195.5

Year ended December 31, 1999:
  Reserve for doubtful accounts receivable               50.1             23.5           (17.4)            56.2
  Reserve for inventories                               229.6             31.2           (85.5)           175.3

Year ended December 31, 1998:
  Reserve for doubtful accounts receivable               54.4             14.6           (18.9)            50.1
  Reserve for inventories                               146.6            174.7           (91.7)           229.6

                                 EXHIBIT INDEX

Exhibit No.                     Description
-----------                     -----------
   3.1 Restated Certificate of Incorporation (filed as Exhibit 3.1 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

   3.2 By-Laws (filed as Exhibit 3.2 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

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

   4.3 By-Laws (filed as Exhibit 3.2 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

   4.4 Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 4.2 to Baker Hughes Incorporated Registration Statement on Form S-3 dated September 27, 1999 and incorporated herein by reference).

   4.5 Indenture dated as of May 15, 1994 between Western Atlas Inc. and The Bank of New York, Trustee, providing for the issuance of securities in series (filed as Exhibit 4.6 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

   10.1 Employment Agreement by and between Baker Hughes Incorporated and Michael E. Wiley dated as of July 17, 2000 (filed as Exhibit 10.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

   10.2 Severance Agreement between Baker Hughes Incorporated and Michael E. Wiley dated as of July 17, 2000 (filed as Exhibit 10.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

   10.3 Severance Agreement between Baker Hughes Incorporated and G. Stephen Finley dated as of July 23, 1997 (filed as Exhibit 10.6 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

   10.4 Severance Agreement between Baker Hughes Incorporated and Andrew J. Szescila dated as of July 23, 1997 (filed as Exhibit 10.13 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

   10.5 Form of Amendment 1 to Severance Agreement between Baker Hughes Incorporated and each of G. Stephen Finley and Andrew J. Szescila effective November 11, 1998 (filed as Exhibit 10.7 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

   10.6 Severance Agreement between Baker Hughes Incorporated and Alan R. Crain, Jr. dated as of October 25, 2000.

   10.7 Severance Agreement between Baker Hughes Incorporated and Greg Nakanishi dated as of November 1, 2000.

   10.8 Agreement regarding restricted stock award issued to Michael E. Wiley on August 15, 2000 in the amount of 150,000 shares of Company Common Stock.

Exhibit No.                     Description
-----------                     -----------
   10.9 Agreement regarding supplemental restricted stock award issued to Michael E. Wiley on August 15, 2000 in the amount of 83,000 shares of Company Common Stock.

   10.10 Amended and Restated 1991 Employee Stock Bonus Plan of Baker Hughes Incorporated (filed as Exhibit 10.15 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

   10.11 Amendment No. 1997-1 to the Amended and Restated 1991 Employee Stock Bonus Plan (filed as Exhibit 10.16 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

   10.12 Amendment No. 1999-1 to the Amended and Restated 1991 Employee Stock Bonus Plan (filed as Exhibit 10.11 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

   10.13 Restated 1987 Stock Option Plan of Baker Hughes Incorporated (amended as of October 24, 1990) (filed as Exhibit 10.17 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

   10.14    Baker Hughes Incorporated Supplemental Retirement Plan (filed as
            Exhibit 10.14 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

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

   10.17 Executive Severance Policy (filed as Exhibit 10.12 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

   10.18 1993 Stock Option Plan (filed as Exhibit 10.18 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

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

   10.21 1993 Employee Stock Bonus Plan (filed as Exhibit 10.21 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

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

   10.24    Amended and Restated Director Compensation Deferral Plan (filed as
            Exhibit 10.24 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

   10.25    1995 Employee Annual Incentive Compensation Plan (filed as Exhibit
            10.20 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

Exhibit No.                     Description
-----------                     -----------

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

   10.28 Long Term Incentive Plan (filed as Exhibit 10.31 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997 and incorporated herein by reference).

   10.29    Amendment No. 1999-1 to Long Term Incentive Plan (filed as Exhibit
            10.32 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

   10.30 1998 Employee Stock Option Plan (filed as Exhibit 10.33 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

   10.31    Amendment No. 1999-1 to 1998 Employee Stock Option Plan (filed as
            Exhibit 10.34 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

   10.32 Form of Credit Agreement, dated as of October 1, 1998, among Baker Hughes Incorporated and fourteen banks for $750,000,000, in the aggregate for all banks (filed as Exhibit 10.35 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

   10.33 Form of Credit Agreement dated as of October 1, 1998 among Baker Hughes Incorporated and fourteen banks for $250,000,000, in the aggregate for all banks (filed as Exhibit 10.36 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

   10.34 Form of First Amendment of Credit Agreement dated as of September 29, 1999 among Baker Hughes Incorporated and fourteen banks for $250,000,000, in the aggregate for all banks (filed as Exhibit 10.29 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

   10.35 Form of Second Amendment of Credit Agreement dated as of September 25, 2000 among Baker Hughes Incorporated and fourteen banks for $250,000,000, in the aggregate for all banks.

   10.36    Form of Stock Option Agreement for executives effective January 26,
            2000.

   10.37 Form of Stock Option Agreement for executive officers effective October 1, 1998.

   10.38 Form of Nonqualified Stock Option Agreement for employees effective October 1, 1998 (filed as Exhibit 10.39 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

   10.39 Form of Nonqualified Stock Option Agreement for directors effective October 25, 1998.

   10.40 Form of Nonqualified Stock Option Agreement for directors effective October 25, 1995 (filed as Exhibit 10.16 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference).

   10.41 Form of Nonqualified Stock Option Agreement for employees effective October 25, 1995 (filed as Exhibit 10.16 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference).

   10.42 Form of Incentive Stock Option Agreement for employees effective October 25, 1995 (filed as Exhibit 10.16 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1996 and incorporated herein by reference).

Exhibit No.                     Description
-----------                     -----------

   10.43 Agreement regarding restricted stock award issued to Alan R. Crain, Jr. on October 25, 2000 in the amount of 7,500 shares of Company Common Stock.

   10.44 Agreement regarding restricted stock award issued to Greg Nakaniski on November 1, 2000 in the amount of 5,000 shares of Company Common Stock.

   10.45 Agreement regarding restricted stock award issued to Andrew J. Szescila on January 24, 2001 in the amount of 25,000 shares of Company Common Stock.

   10.46 Agreement and Plan of Merger among Baker Hughes Incorporated, Baker Hughes Missouri, Inc., Baker Hughes Delaware, Inc., Petrolite Corporation and Wm. S. Barnickel & Company, dated as of February 25, 1997 (filed as Exhibit 2.1 to Form 8-K dated March 5, 1997 and incorporated herein by reference).

   10.47 Agreement and Plan of Merger among Baker Hughes Incorporated, Baker Hughes Delaware I, Inc. and Western Atlas Inc. dated as of May 10, 1998 (filed as Exhibit 2.1 to Form 8-K dated May 20, 1998 and incorporated herein by reference).

   10.48 Tax Sharing Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA, Inc. (filed as Exhibit 10.19 to Western Atlas Inc.'s Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

   10.49 Employee Benefits Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA, Inc. (filed as Exhibit 10.21 to Western Atlas Inc.'s Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

   10.50 Master Formation Agreement by and among the Company, Schlumberger Limited and certain wholly owned subsidiaries of Schlumberger Limited dated as of September 6, 2000 (filed as Exhibit 2.1 to Form 8-K dated September 7, 2000 and incorporated herein by reference).

   10.51 Shareholders' Agreement by and among Schlumberger Limited, Baker Hughes Incorporated and other parties listed on the signature pages thereto dated November 30, 2000 (filed as Exhibit 10.1 to form 8-K dated November 30, 2000 and incorproated herein by reference).

   10.52 Corporate Executive Loan Program (filed as Exhibit 10.50 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

   21.1     Subsidiaries of Registrant.

   23.1     Consent of Deloitte & Touche LLP.