Form 10-Q
period 2001-03-31
BAKER HUGHES INC
filed 2001-05-15
CIK 808362

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

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
Yes   X       No
    -----        -----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                                 Outstanding at May 5, 2001
Common Stock, $1.00 par value per share                       335,646,991 shares

                                      INDEX

                                                                                                   PAGE NO.
                                                                                                   --------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Condensed Statements of Operations - Three months ended
        March 31, 2001 and 2000                                                                       2

        Consolidated Condensed Balance Sheets - March 31, 2001 and December 31, 2000                  3

        Consolidated Condensed Statements of Cash Flows - Three months ended
        March 31, 2001 and 2000                                                                       4

        Notes to Consolidated Condensed Financial Statements                                          5

Item 2. Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                               10

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                   17

PART II - OTHER INFORMATION                                                                          18

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In millions, except per share amounts)
                                   (Unaudited)

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                  2001              2000
-----------------------------------------------------------------------------------------------------------
Revenues                                                                       $  1,228.5        $  1,240.8
-----------------------------------------------------------------------------------------------------------
Costs and expenses:
  Cost of revenues                                                                  890.0             988.7
  Selling, general and administrative                                               203.2             192.2
  Unusual charge, net                                                                 7.0                --
-----------------------------------------------------------------------------------------------------------
    Total                                                                         1,100.2           1,180.9
-----------------------------------------------------------------------------------------------------------

Operating income                                                                    128.3              59.9
Equity in income of affiliates                                                       10.5                --
Interest expense                                                                    (34.1)            (44.2)
Interest income                                                                       1.4               0.5
Gain on trading securities                                                             --               7.1
-----------------------------------------------------------------------------------------------------------

Income before income taxes and cumulative effect of accounting change               106.1              23.3
Income taxes                                                                        (35.8)             (7.9)
-----------------------------------------------------------------------------------------------------------

Income before cumulative effect of accounting change                                 70.3              15.4
Cumulative effect of accounting change (net of $0.5 income tax expense)               0.8                --
-----------------------------------------------------------------------------------------------------------
Net income                                                                     $     71.1        $     15.4
===========================================================================================================

Basic earnings per share:
  Income before cumulative effect of accounting change                         $     0.21        $     0.04
  Cumulative effect of accounting change                                               --                --
-----------------------------------------------------------------------------------------------------------
  Net income                                                                   $     0.21        $     0.04
===========================================================================================================

Diluted earnings per share:
  Income before cumulative effect of accounting change                         $     0.21        $     0.04
  Cumulative effect of accounting change                                               --                --
-----------------------------------------------------------------------------------------------------------
  Net income                                                                   $     0.21        $     0.04
===========================================================================================================

Cash dividends per share                                                       $    0.115        $    0.115
===========================================================================================================

     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In millions)
                                   (Unaudited)

                                                                     March 31,      December 31,
                                                                       2001             2000
------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                          $   35.5         $   34.6
  Accounts receivable, net                                            1,257.0          1,310.4
  Inventories                                                           972.3            898.5
  Other current assets                                                  221.6            243.1
------------------------------------------------------------------------------------------------
    Total current assets                                              2,486.4          2,486.6
------------------------------------------------------------------------------------------------

Investment in affiliates                                                878.2            869.3
Property, net                                                         1,339.2          1,378.7
Goodwill and other intangibles, net                                   1,481.1          1,498.1
Other assets                                                            274.5            220.0
------------------------------------------------------------------------------------------------
    Total assets                                                     $6,459.4         $6,452.7
================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                   $  467.8         $  469.3
  Short-term borrowings and current portion of long-term debt            12.0             13.3
  Accrued employee compensation                                         201.0            250.6
  Other current liabilities                                             307.8            254.6
------------------------------------------------------------------------------------------------
    Total current liabilities                                           988.6            987.8
------------------------------------------------------------------------------------------------

Long-term debt                                                        2,022.5          2,049.6
Deferred income taxes                                                   152.0            158.6
Other long-term liabilities                                             208.9            210.0

Stockholders' equity:
  Common stock                                                          335.6            333.7
  Capital in excess of par value                                      3,104.3          3,065.7
  Accumulated deficit                                                   (68.7)          (101.3)
  Accumulated other comprehensive loss                                 (283.8)          (251.4)
------------------------------------------------------------------------------------------------
    Total stockholders' equity                                        3,087.4          3,046.7
------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity                       $6,459.4         $6,452.7
================================================================================================

     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                                  2001          2000
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $ 71.1        $ 15.4
Adjustments to reconcile net income to net cash flow from operating activities:
    Depreciation, depletion and amortization                                       87.3         168.1
    Provision (benefit) for deferred income taxes                                   3.8          (7.1)
    Gain on disposal of assets                                                     (6.4)        (17.7)
    Loss on sale of product line                                                    1.0            --
    Gain on trading securities                                                       --          (7.1)
    Equity in income of affiliates                                                (10.5)           --
    Change in accounts receivable                                                  51.0         (58.8)
    Change in inventories                                                         (77.2)        (12.8)
    Change in accounts payable                                                      2.2         (26.9)
    Change in accrued employee compensation and other current liabilities           1.4          (6.8)
    Change in deferred revenue and other long-term liabilities                     (1.1)         15.1
    Changes in other assets and liabilities                                       (59.0)         29.6
---------------------------------------------------------------------------------------------------------
Net cash flows from operating activities                                           63.6          91.0
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for capital assets and multiclient seismic data                    (52.7)       (196.5)
  Proceeds from disposal of assets                                                 13.9          28.6
  Proceeds from sale of product line                                                1.4            --
  Proceeds from sale of trading securities                                           --          34.3
---------------------------------------------------------------------------------------------------------
Net cash flows from investing activities                                          (37.4)       (133.6)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) from commercial paper, revolving credit
    facilities and short-term debt                                                (27.3)         94.3
  Proceeds from issuance of common stock                                           42.2           4.4
  Dividends                                                                       (38.5)        (38.0)
---------------------------------------------------------------------------------------------------------
Net cash flows from financing activities                                          (23.6)         60.7
---------------------------------------------------------------------------------------------------------

Effect of foreign exchange rate changes on cash                                    (1.7)         (2.4)
---------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                               0.9          15.7
Cash and cash equivalents, beginning of period                                     34.6          15.6
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                         $ 35.5        $ 31.3
=========================================================================================================

Income taxes paid                                                                $ 16.1        $ 23.4
Interest paid                                                                    $ 36.8        $ 52.0

     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

   The unaudited consolidated condensed financial statements of Baker Hughes Incorporated and its subsidiaries (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited consolidated condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. These unaudited consolidated condensed financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

   In the notes to the unaudited consolidated condensed financial statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated.


NOTE 2. COMPREHENSIVE INCOME (LOSS)

   Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to owners. The components of the Company's comprehensive income (loss), net of related tax, are as follows:

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                             2001          2000
-------------------------------------------------------------------------------
Net income                                                  $71.1         $15.4
Other comprehensive income (loss):
  Foreign currency translation adjustments                  (32.6)        (15.9)
  Net gain on derivative instruments                          0.2            --
-------------------------------------------------------------------------------
    Total comprehensive income (loss)                       $38.7         $(0.5)
===============================================================================

Total accumulated other comprehensive loss consisted of the following:

                                                       March 31,    December 31,
                                                     ---------------------------
                                                         2001           2000
--------------------------------------------------------------------------------
Foreign currency translation adjustments              $(277.7)       $(245.1)
Pension adjustment                                       (6.3)          (6.3)
Net gain on derivative instruments                        0.2             --
--------------------------------------------------------------------------------
Total accumulated other comprehensive loss            $(283.8)       $(251.4)
================================================================================

NOTE 3. DERIVATIVE INSTRUMENTS

   On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at fair value. Depending on the intended use of the

                            BAKER HUGHES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


derivative and its effectiveness, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. The adoption of SFAS No. 133 on January 1, 2001 resulted in a gain of $0.8 million, net of tax, recorded as the cumulative effect of an accounting change in the consolidated condensed statement of operations and a gain of $1.2 million, net of tax, recorded in accumulated other comprehensive income.

   The Company monitors its exposure to various business risks including commodity price, foreign exchange rate and interest rate risks and occasionally uses derivative financial instruments to manage the impact of certain of these risks. The Company's policies do not permit the use of derivative financial instruments for speculative purposes. The Company uses forward exchange contracts and currency swaps to hedge certain firm commitments and transactions denominated in foreign currencies. The Company uses interest rate swaps to manage interest rate risk. The Company also uses crude oil swaps and collars to hedge price risk associated with the Company's crude oil production.

   At the inception of any new derivatives, the Company designates the derivative as a cash flow hedge or fair value hedge. The Company documents all relationships between hedging instruments and the hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. The Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item at both the inception of the hedge and on an ongoing basis.

   To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or a hedge of the net investment in foreign operations. A fair value hedge is a hedge of a recognized asset or liability on an unrecognized firm commitment. Both the effective and ineffective portions of the changes in the fair value of the derivative, along with the gain or loss on the hedged item, are recorded in earnings and reported in the consolidated condensed statements of operations on the same line as the hedged item. A cash flow hedge is a hedge of a forecasted transaction or the variability of cash flows to be received or paid in the future related to a recognized asset or liability. The effective portion of the changes in the fair value of the derivative is recorded in accumulated other comprehensive income. When the hedged item is realized, the gain or loss included in accumulated other comprehensive income is reported on the same line in the consolidated condensed statements of operations as the hedged item. In addition, both the fair value changes excluded from the Company's effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are immediately recognized in earnings. The Company does not hedge any of its net investments in foreign operations.

   At March 31, 2001, the Company had one interest rate swap that qualified as a fair value hedge. It was fully effective, resulting in no net gain or loss recorded in the consolidated condensed statement of operations.

   At March 31, 2001, the Company had one remaining crude oil contract (costless collar) and two foreign currency forward contracts. These contracts qualified as cash flow hedges. During the first quarter of 2001, the Company recorded a loss of $1.5 million ($1.0 million after tax) in accumulated other comprehensive income to recognize the effective portion of its cash flow hedges. In addition, the Company recorded a loss of $0.8 million ($0.5 million after tax) in revenue in the consolidated condensed statement of operations to recognize the ineffective portion of its cash flow hedges. The gain of $0.2 million recorded in accumulated other comprehensive income as of March 31, 2001 will be reclassified into earnings in the second quarter of 2001 upon maturity of all three of these contracts.


NOTE 4. UNUSUAL ITEMS

   During the first quarter of 2001, the Company recorded unusual charges of $7.0 million summarized below:

       Severance for approximately 100 employees        $6.0
       Loss on sale of a product line                    1.0
       -----------------------------------------------------
         Total                                          $7.0
       =====================================================

                            BAKER HUGHES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


   The severance relates to the restructuring of the Baker Process operations in Germany. The employee groups to be terminated will be marketing, manufacturing, engineering, field service and support personnel. The amount accrued for severance is based upon the positions eliminated and the Company's written severance policy or applicable legal requirements and does not include any portion of the employees' salary through their severance dates. No payments were made during the first quarter of 2001. Based on current estimates, the Company expects that all of the accrued severance will be paid during 2001.

   During the first quarter of 2000, the Company recorded a pre-tax gain of $7.1 million, including $2.7 million of unrealized gains, related to its holdings in Varco International, Inc.


NOTE 5. EARNINGS PER SHARE ("EPS")

   A reconciliation of the number of shares used for the basic and diluted EPS calculation is as follows:

                                                                           Three Months Ended
                                                                                March 31,
                                                                           ------------------
                                                                            2001         2000
---------------------------------------------------------------------------------------------
Weighted average common shares outstanding for basic EPS                   335.0        329.9
Effect of dilutive securities - stock plans                                  2.6          0.7
---------------------------------------------------------------------------------------------
Adjusted weighted average common shares outstanding for diluted EPS        337.6        330.6
=============================================================================================

Anti-dilutive shares excluded from diluted EPS:
    Options with option price greater than market price                      2.3          3.6
    Liquid Yield Options Notes convertible into common stock                 7.2          7.2

NOTE 6. INVENTORIES

   Inventories are comprised of the following:

                                                        March 31,   December 31,
                                                          2001          2000
--------------------------------------------------------------------------------
Finished goods                                           $771.6        $706.0
Work in process                                            88.4          82.0
Raw materials                                             112.3         110.5
--------------------------------------------------------------------------------
  Total                                                  $972.3        $898.5
================================================================================

NOTE 7. SEGMENT AND RELATED INFORMATION

   The Company has eight divisions that have separate management teams and infrastructures that offer different products and services. The divisions have been aggregated into two reportable segments, "Oilfield" and "Process".

   The Oilfield segment consists of six divisions - Baker Atlas, Baker Hughes INTEQ, Baker Oil Tools, Baker Petrolite, Centrilift and Hughes Christensen - that manufacture and sell equipment and provide services used in the drilling, completion, production and maintenance of oil and gas wells and in reservoir measurement and evaluation. They have been aggregated because the long-term financial performance of these divisions is affected by similar economic conditions and the consolidated results are evaluated regularly by the chief operating decision makers in deciding how to

                            BAKER HUGHES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


allocate resources and in assessing performance. The principal markets for this segment include all major oil and gas producing regions of the world including North America, Latin America, Europe, Africa, the Middle East and the Far East. Customers include major multi-national, independent and national oil companies. The Oilfield segment also includes the Company's interest in an oil and gas property in Nigeria and equity in income of affiliates.

   The Process segment consists of two divisions - Bird Machine Company and EIMCO Process Equipment - that manufacture and sell process equipment for separating solids from liquids and liquids from liquids through filtration, sedimentation, centrifugation and flotation processes. The principal markets for this segment include all regions of the world where there are significant industrial, chemical, and municipal wastewater applications and base metals activity. Customers include municipalities, contractors, engineering companies and pulp and paper, minerals, industrial and oil and gas producers. The Process segment also includes a refining and production product line.

   The Company evaluates the performance of its segments based on income before income taxes, accounting changes, unusual items and interest income and expense. Intersegment sales and transfers are not significant.

   Summarized segment financial information is shown in the following table. The "Other" column includes corporate-related items, net interest expense and, as it relates to segment profit (loss), income and expense items not allocated to reportable segments.

                                         Oilfield         Process         Other         Total
-----------------------------------------------------------------------------------------------
REVENUES
-----------------------------------------------------------------------------------------------
Three months ended March 31, 2001        $1,156.2        $   72.3       $     --       $1,228.5
Three months ended March 31, 2000        $1,157.4        $   83.4       $     --       $1,240.8

SEGMENT PROFIT (LOSS)
-----------------------------------------------------------------------------------------------
Three months ended March 31, 2001        $  183.1        $   (5.4)      $  (71.6)      $  106.1
Three months ended March 31, 2000        $   91.7        $   (2.5)      $  (65.9)      $   23.3

TOTAL ASSETS
-----------------------------------------------------------------------------------------------
As of March 31, 2001                     $5,635.4        $  316.3       $  507.7       $6,459.4
As of December 31, 2000                  $5,597.9        $  332.3       $  522.5       $6,452.7

   The following table presents the details of " Other" segment loss:

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                              2001        2000
-------------------------------------------------------------------------------
       Corporate expenses                                   $(31.9)     $(29.3)
       Interest, net                                         (32.7)      (43.7)
       Unusual charge, net                                    (7.0)         --
       Gain on trading securities                               --         7.1
-------------------------------------------------------------------------------
         Total                                              $(71.6)     $(65.9)
===============================================================================

                            BAKER HUGHES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS CONTINUED


NOTE 8. SUBSEQUENT EVENT

   On April 26, 2001, the Company announced that it was calling its outstanding Liquid Yield Options Notes ("LYONS") due 2008 for redemption on May 28, 2001, at a redemption price of $786.13 per $1,000 principal amount at maturity. As of the redemption date, if all of the outstanding LYONS are redeemed, the total amount that the Company would pay to the holders of the LYONS would be $302.9 million. Prior to the redemption date, holders of the LYONS have the right to convert each $1,000 principal amount at maturity of the LYONS into 18.599 shares of the Company's common stock. If all of the holders of the LYONS converted their LYONS into shares of the Company's common stock prior to the redemption date, the Company would issue 7.2 million shares. The Company intends to fund the cash it needs for the redemption through the issuance of commercial paper.

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

BUSINESS ENVIRONMENT

   The Company has eight divisions each with separate management teams and infrastructures that offer different products and services. The divisions have been aggregated into two reportable segments - "Oilfield" and "Process".

   The Oilfield segment currently consists of six divisions - Baker Atlas, Baker Hughes INTEQ, Baker Oil Tools, Baker Petrolite, Centrilift and Hughes Christensen - that manufacture and sell equipment and provide related services used in exploring for, developing and producing hydrocarbon reserves. The Oilfield segment also includes the Company's interest in an oil and gas property in Nigeria.

   The Process segment consists of two divisions - Bird Machine Company and EIMCO Process Equipment - that manufacture and sell process equipment for separating solids from liquids and liquids from liquids through filtration, sedimentation, centrifugation and flotation processes. The Process segment also includes a refining and production product line.

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

   Key factors currently influencing the worldwide crude oil and gas markets are:

- Production control: the degree to which OPEC nations and other large producing countries are willing and able to restrict production and exports of crude oil.

- Global economic growth: particularly the impact of a slowing U.S. economy on economic activity in Japan, China, South Korea and the developing areas of Asia where the correlation between energy demand and economic growth is strong.

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

OIL AND GAS PRICES

   Generally, customer expectations about their prospects from oil and gas sales and customer expenditures to explore for or produce oil and gas rise or fall with corresponding changes in the prices of oil or gas. Accordingly, changes in these expenditures will normally result in increased or decreased demand for the Company's products and services in its Oilfield segment. Crude oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated. While reading the Company's outlook set forth below, caution is advised that the factors described above in "-Forward-Looking Statements" and "-Business Environment" could negatively impact the Company's expectations for oil and gas demand, oil and gas prices and drilling activity.

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                               2001        2000
--------------------------------------------------------------------------------
Crude Oil, US Spot Prices, WTI, Cushing ($/Bbl)               $28.75      $28.85
Natural Gas, US Spot Prices, Henry Hub ($/MMBtu)                6.45        2.53

   During the three months ended March 31, 2001, oil prices averaged $28.75 per barrel, ranging from a low of $25.96 per barrel to a high of $32.19 per barrel. Oil prices were unchanged compared with the first quarter of 2000 as a resurgence in worldwide demand led by a recovery of Asian markets, coupled with lower production levels from non-OPEC countries, led to continued low global inventory levels. The resulting low global oil inventories, particularly in North America, provided stronger price support and increased stability in the market.

   U.S. natural gas prices increased in the three months ended March 31, 2001 compared with the three months ended March 31, 2000, averaging $6.45/MMBtu and ranging from a low of $4.92/MMBtu to a high of $10.20/MMBtu. The increase in average price and volatility is due to a reduction in available gas supply brought about by the low levels of gas directed drilling in the U.S. during the mid and late 1990's and an increase in demand for natural gas from continued economic growth and the seasonally cold winter of 2000/2001. The price increase was sustained by concerns that natural gas would be in short supply through the 2001 summer injection season and that target storage levels for the beginning of the winter 2001/2002 withdrawal season would not be met.

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

   Rig count trends are governed by the exploration and development spending by oil and gas companies, which in turn is influenced by current and future price expectations for oil and natural gas. Rig counts therefore reflect the relative strength and stability of energy prices. The Company's rotary rig counts are summarized in the table below as averages for each of the periods indicated and are based on weekly rig counts for the U.S. and Canada and monthly rig counts for all other areas.

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                      2001         2000
               --------------------------------------------------------
               U.S.  - Land                            974          647
               U.S.  - Offshore                        167          124
               Canada                                  510          473
               --------------------------------------------------------
                 North America                       1,651        1,244
               --------------------------------------------------------
               Latin America                           261          189
               North Sea                                51           37
               Other Europe                             36           36
               Africa                                   52           41
               Middle East                             172          143
               Asia Pacific                            149          130
               --------------------------------------------------------
                 Outside North America                 721          576
               --------------------------------------------------------
               Worldwide                             2,372        1,820
               --------------------------------------------------------

               U.S.  Workover Rigs                   1,191        1,000
               ========================================================

OUTLOOK

   While reading the Company's outlook set forth below, caution is advised that the factors described above in "-Forward Looking Statements" and "-Business Environment" could negatively impact the Company's expectations for oil demand, oil and gas prices and drilling activity.

   Oil - Through the balance of 2001, oil prices are expected to be influenced primarily by expectations for U.S. economic growth and OPEC's willingness and ability to control production to achieve its price targets. Other factors that could influence prices include worldwide economic growth, changes in non-OPEC oil supply and weather. Oil prices are expected to decrease slightly throughout the year, trading between $25 and $28/Bbl. If OPEC is willing and able to act aggressively to maintain prices, oil prices could be sustained between $29 and $33/Bbl for the balance of the year. On the other hand, if OPEC experiences difficulty in controlling production, oil prices could fall to $22/Bbl by the end of 2001.

   Natural Gas - U. S. natural gas prices are expected to remain strong throughout 2001, averaging between $4.50/MMBtu and $6.00/MMBtu with price spikes above this range caused by weather driven demand. Prices are expected to remain strong because of continued low storage levels, increased demand and reduced supply throughout the 2001 injection season and through the winter of 2001/2002.

   Customer Spending - Based upon the Company's discussions with its major customers and review of published industry surveys and reports, anticipated customer spending trends are as follows:

   - North America - customer spending directed at developing natural gas is expected to increase 10-15% in 2001 as compared with 2000, but is likely to be limited by the availability of drilling rigs, crews and oilfield services in North America.

   - Outside North America - customer spending directed at developing oil supplies is expected to increase 15-20%.

RESULTS OF OPERATIONS

REVENUES

   Revenues for the three months ended March 31, 2001 decreased 1.0% to $1,228.5 million compared with revenues of $1,240.8 million for the three months ended March 31, 2000. Excluding revenues from Western Geophysical, the Company's seismic division that was contributed to a joint venture in November 2000, revenues increased 19.7% for the three months ended March 31, 2001 compared with the three months ended March 31, 2000.

   Oilfield revenues, excluding Western Geophysical, increased 22.7% to $1,156.2 million for the three months ended March 31, 2001 compared with revenues of $942.6 million for the three months ended March 31, 2000. Geographically, revenues in North America, which account for 45.8% of total Oilfield revenues, increased 31.9% for the three months ended March 31, 2001 compared with the three months ended March 31, 2000. This increase reflects the increased drilling activity in this area, as evidenced by a 32.7% increase in the North American rig count, and improved pricing for the Company's products and services. Outside North America, Oilfield revenues increased 15.8% for the three months ended March 31, 2001 compared with the three months ended March 31, 2000. This increase reflects the ongoing improvement in international drilling activity, particularly in Latin America, the North Sea, the Middle East and Asia Pacific.

   Process revenues decreased 13.5% to $72.3 million for the three months ended March 31, 2001 compared with revenues of $83.4 million for the three months ended March 31, 2000. The decrease is primarily due to decreased customer spending as customers, fearing a potential economic slowdown, delayed maintenance spending and reduced purchases of spare part inventories.

GROSS MARGIN

   Gross margin for the three months ended March 31, 2001 and 2000 was 27.6% and 20.3%, respectively. Excluding Western Geophysical, gross margins for the three months ended March 31, 2001 and 2000 were 27.6% and 24.1%, respectively. The improvement in gross margin is the result of pricing improvements for the Company's products and services, primarily in North America, continued cost management measures throughout the Company and higher utilization of the Company's assets, including rental tool fleets and manufacturing capacity.

SELLING, GENERAL AND ADMINISTRATIVE

   Selling, general and administrative ("SG&A") expense as a percentage of consolidated revenues for the three months ended March 31, 2001 and 2000, was 16.5% and 15.5%, respectively. Excluding Western Geophysical, SG&A expense as a percentage of consolidated revenues was 16.5% and 18.4%, respectively, for the three months ended March 31, 2001 and 2000. This decrease in SG&A expense as a percentage of consolidated revenues is primarily due to a higher revenue base while general and administrative expenses remained flat and selling expenses increased due to increased activity levels.

UNUSUAL CHARGES

2001

   During the first quarter of 2001, the Company recorded unusual charges of $7.0 million as summarized below:

       Severance for approximately 100 employees              $6.0
       Loss on sale of a product line                          1.0
       -----------------------------------------------------------
         Total                                                $7.0
       ===========================================================

   The severance relates to the restructuring of the Baker Process operations in Germany. The employee groups to be terminated will be marketing, manufacturing, engineering, field service and support personnel. The amount accrued for severance is based upon the positions eliminated and the Company's written severance policy or applicable legal requirements and does not include any portion of the employees' salary through their severance dates. No payments were made during the first quarter of 2001. Based on current estimates, the Company expects that all of the accrued severance will be paid during 2001.

2000

   In October 2000, the Company's Board of Directors approved the Company's plan to substantially exit the oil and gas exploration business, resulting in an unusual charge of $105.0 million. The cash provision of the charge totaled $13.3 million and consisted of $5.5 million of severance costs for approximately 50 employees and $7.8 million for other contractual obligations. Of the total cash charge of $13.3 million, $0.6 million was paid as of December 31, 2000. No payments were made during the first quarter of 2001. Based on current estimates, the Company expects that the majority of the remaining $12.7 million accrual will be paid in 2001.

INTEREST EXPENSE

   Interest expense for the three months ended March 31, 2001 totaled $34.1 million, a decrease of $10.1 million compared with the three months ended March 31, 2000. The decrease was primarily due to lower debt levels. Average commercial paper and money market borrowings for the three months ended March 31, 2001 was $189.2 million compared with $1,082.0 million for the three months ended March 31, 2000. The reduction in commercial paper and money market borrowings was primarily due to the cash proceeds received from the formation of Western GECO in November 2000.

GAIN ON TRADING SECURITIES

   In the fourth quarter of 1999, the Company announced its intention to sell its holdings of Varco International, Inc. ("Varco"), and reclassified these holdings from available for sale securities to trading securities. During the first quarter of 2000, the Company recorded pre-tax gains of $7.1 million, including unrealized gains of $2.7 million, related to these holdings.

INCOME TAXES

   The effective income tax rate for the three months ended March 31, 2001 and 2000 was 33.7%, and 33.9%, respectively. These rates differ from the statutory income tax rate of 35.0% due to lower taxes from international operations partially offset by the non-deductibility of certain goodwill amortization.

CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

   Net cash inflows from operating activities were $63.6 million and $91.0 million for the three months ended March 31, 2001 and 2000, respectively. The reduction in cash flow is due to an increase in working capital due to increased activity levels.

INVESTING ACTIVITIES

   Net cash outflows from investing activities were $37.4 million and $133.6 million for the three months ended March 31, 2001 and 2000.

   Expenditures for capital assets totaled $52.7 million and $196.5 million for the three months ended March 31, 2001 and 2000, respectively. Excluding Western Geophysical, expenditures for capital assets were $52.7 million and $91.7 million for the three months ended March 31, 2001 and 2000, respectively. The decrease is primarily due to reduced expenditures for oil and gas properties as a result of the Company's decision in 2000 to substantially exit the oil and gas exploration business. The Company currently expects 2001 capital expenditures to be between $300.0 million to $360.0 million excluding any acquisitions. Funds provided from operations and outstanding lines of credit are expected to be adequate to meet future capital expenditure requirements.

   Proceeds from the disposal of assets generated $13.9 million and $28.6 million for the three months ended March 31, 2001 and 2000, respectively. Proceeds from the sale of the Company's Varco holdings generated $34.3 million in the three months ended March 31, 2000.

   The words "expected" and "expects" are intended to identify Forward-Looking Statements in "Investing Activities". See "-Forward-Looking Statements" and "-Business Environment" above for a description of risk factors related to these Forward-Looking Statements.

FINANCING ACTIVITIES

   Net cash (outflows) inflows from financing activities were $(23.6) million and $60.7 million for the three months ended March 31, 2001 and 2000, respectively. The decrease in cash flow is primarily due to the Company repaying $27.3 million in commercial paper and short-term debt during the three months ended March 31, 2001 compared with borrowing $94.3 million in commercial paper and short-term debt during the three months ended March 31, 2000.

   Total debt outstanding at March 31, 2001 was $2,034.5 million compared with $2,062.9 million at December 31, 2000. The decrease in debt is primarily due to payments on the Company's commercial paper and short-term borrowings with cash flow from operations and $15.3 million in proceeds from the disposal of assets and the sale of a product line. The debt to equity ratio was 0.66 at March 31, 2001 compared with 0.68 at December 31, 2000.

   At March 31, 2001, the Company had $1,246.1 million of credit facilities with commercial banks, of which $750.5 million was committed. These facilities are subject to normal banking terms and conditions that do not significantly restrict the Company's activities.

DERIVATIVE AND HEDGE ACCOUNTING

   On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at fair value. Depending on the intended use of the derivative and its effectiveness, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. The adoption of SFAS No. 133 on January 1, 2001 resulted in a gain of $0.8 million, net of tax, recorded as the cumulative effect of an accounting change in the consolidated condensed statement of operations and a gain of $1.2 million, net of tax, recorded in accumulated other comprehensive income.

EURO CONVERSION

   A single European currency (the "Euro") was introduced on January 1, 1999, at which time the conversion rates between the old, or legacy, currencies and the Euro were set for participating member countries. However, the legacy currencies in those countries will continue to be used as legal tender through December 31, 2001. Thereafter, the legacy currencies will be canceled, and Euro bills and coins will be used in the participating countries.

   Most of the Company's products and services are essentially priced with reference to the U.S. dollar. As a result, the Company does not believe that it will be subject to a significant increase in pricing transparency due to the introduction of the Euro. The Company's customers may require billing in two or more currencies. Until the Company's financial computer systems are modified or replaced to handle Euro-denominated transactions, the Company will, in most cases, need to apply a methodology whereby legacy currencies are first converted into Euros according to a legally prescribed fixed exchange ratio and then, when the customer requires, converted from Euros to a second national currency. The Company does not believe that this conversion will materially affect its contracts. Most of the Company's contracts are either bids in response to requests for tenders or purchase orders, both of which are short term in nature. Longer term contracts are sufficiently flexible to permit pricing in multiple currencies. The Euro conversion period is longer than most of the pricing features of these contracts, thus permitting a pricing conversion to the Euro as new orders are issued. The same is true with most of the Company's contracts with vendors.

   During 1997, the Company began a multi-year initiative designed to develop and implement an enterprise-wide software system. The initiative, named "Project Renaissance," utilizes SAP R/3 as its software platform across all significant operations of the Company. SAP R/3 is programmed to process in Euros for most of the Company's accounting, financial and operational functions, and the Company expects that the implementation of this system will address its Euro issues in these areas. Because the Company has engaged in this implementation for operational purposes and not solely to address Euro issues, the Company has not separately determined the cost of converting these systems for use with the Euro. These Euro conversion costs are embedded in the cost of Project Renaissance and are not susceptible to separate quantification. The Company has scheduled implementation of SAP R/3 in its major European operations prior to December 31, 2001. Alternatively, the Company may make certain modifications to its legacy computer systems, or replace them, to address certain Euro conversion issues, pending full implementation of SAP R/3. The Company began converting certain legacy currency based financial records to the Euro beginning in January 2001 with all significant records expected to be converted by September 30, 2001.

   The Company continues to assess the impact of the Euro on its operations and financial, accounting and operational systems. The Company does not presently anticipate that the transition to the Euro will have a significant impact on its results of operations, financial position or cash flows.

   The words "anticipate", "will", "may", and "expects" are intended to identify a Forward-Looking Statement in " - Euro Conversion." The Company's anticipation regarding the lack of significance of the Euro introduction on the Company's operations is only its forecast regarding this matter. This forecast may be substantially different from actual results, which are affected by factors such as the following: unforeseen difficulties in remediating specific computer systems to accommodate the Euro due to the complexity of hardware and software, the failure of the Company to implement SAP R/3 or another Euro compliant computer system in a geographic location that prices in Euros, the inability of third parties to adequately address their own Euro systems issues, including vendors, contractors, financial institutions, U.S. and foreign governments and customers, the delay in completion of a phase of the Company's remediation of a computer system to accommodate the Euro necessary to begin a later phase, the discovery of a greater number of hardware and software systems or technologies with material Euro issues than the Company presently anticipates, and the lack of alternatives that the Company previously believed existed.

        ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES


   On September 15, 2000, the Company entered into two crude oil contracts (costless collars) to hedge price risk associated with the Company's interest in an oil producing property in Nigeria. One crude oil contract matured on March 31, 2001. The remaining contract, which uses WTI-Nymex as the reference commodity, establishes a cap of $33.00 and a floor of $27.00 for the three month period ending June 30, 2001. The fair market value of these contracts at March 31, 2001 was a $0.8 million asset.

   At March 31, 2001, the Company had entered into foreign currency forward contracts with notional amounts of $20.0 million and $7.3 million to hedge exposure to currency fluctuations in the British Pound and Canadian dollar, respectively. At March 31, 2001, the fair market value of these forward contracts, based on quoted market prices for contracts with similar terms and maturity dates, was a $0.7 million liability.

   Certain borrowings of the Company are denominated in currencies other than its functional currency. At March 31, 2001, these nonfunctional currency borrowings totaled $12.1 million with exposures between the U.S. Dollar and the British Pound, the Saudi Riyal, the United Arab Emirates Dirham and the Malaysian Ringgit. A 10% appreciation of the U.S. Dollar against these currencies would not have a significant effect on the future earnings of the Company.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

   The Company has been named as a defendant in a number of shareholder class action securities fraud suits that purported stockholders of the Company filed shortly after the Company's announcement on December 8, 1999 regarding the accounting issues that the Company discovered at its Baker Hughes INTEQ division. These suits were consolidated into one lawsuit in the federal district court for the Southern District of Texas pursuant to the Private Securities Litigation Reform Act of 1995. The court has dismissed this suit, and the plaintiffs have filed a notice of appeal with respect to the dismissal in the Fifth Circuit Court of Appeals. The Company believes the allegations in this suit are without merit and that the plaintiffs will be unsuccessful in their appeal. The Company intends to vigorously contest the appeal and defend the suit if the plaintiffs are successful on appeal. Even so, an adverse outcome on appeal and in any subsequent litigation could have an adverse impact on the Company's results of operations or financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:

        3.1 By-Laws, as amended on April 25, 2001

        4.1 By-Laws (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).

   (b)  Reports on Form 8-K:

        A Current Report on Form 8-K/A was filed with the Commission on February 12, 2001, as an amendment to the Current Report on Form 8-K filed with the Commission on December 14, 2000, amending the unaudited pro forma consolidated condensed financial statements to reflect the formation of the venture.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            BAKER HUGHES INCORPORATED
                                  (REGISTRANT)



Date:  May 15, 2001                   By:  /s/G. STEPHEN FINLEY
                                      ------------------------------------------
                                      Sr. Vice President - Finance and
                                      Administration and Chief Financial Officer


Date:  May 15, 2001                   By:  /s/ALAN J. KEIFER
                                      ------------------------------------------
                                      Vice President and Controller

                                  EXHIBIT INDEX




Exhibit
Number                       Description of Exhibit
-------                    --------------------------

  3.1                 By-Laws, as amended on April 25, 2001

  4.1 By-Laws (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).