Form 10-Q
period 2001-06-30
BAKER HUGHES INC
filed 2001-08-09
CIK 808362

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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


Class                                              Outstanding at August 4, 2001
Common Stock, $1.00 par value per share                       335,760,824 shares

                                      INDEX

                                                                                                                          PAGE NO.
                                                                                                                          --------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Condensed Statements of Operations - Three months and six months ended
         June 30, 2001 and 2000                                                                                              2

         Consolidated Condensed Balance Sheets - June 30, 2001 and December 31, 2000                                         3

         Consolidated Condensed Statements of Cash Flows - Six months ended
         June 30, 2001 and 2000                                                                                              4

         Notes to Consolidated Condensed Financial Statements                                                                5

Item 2. Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                                                     10

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                                          17

PART II - OTHER INFORMATION                                                                                                 18

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In millions, except per share amounts)
                                   (Unaudited)


                                                                    Three Months Ended                Six Months Ended
                                                                          June 30,                        June 30,
                                                                 --------------------------      --------------------------
                                                                    2001            2000            2001            2000
                                                                 ----------      ----------      ----------      ----------
Revenues                                                         $  1,342.0      $  1,255.5      $  2,570.5      $  2,496.3
                                                                 ----------      ----------      ----------      ----------
Costs and expenses:
  Cost of revenues                                                    961.8           968.6         1,851.8         1,957.3
  Selling, general and administrative                                 198.7           185.6           401.9           377.8
  Unusual charge (credit), net                                           --           (23.7)            7.0           (23.7)
                                                                 ----------      ----------      ----------      ----------
    Total                                                           1,160.5         1,130.5         2,260.7         2,311.4
                                                                 ----------      ----------      ----------      ----------

Operating income                                                      181.5           125.0           309.8           184.9
Equity in income of affiliates                                          8.8             1.3            19.3             1.3
Interest expense                                                      (32.3)          (44.0)          (66.4)          (88.2)
Interest income                                                         0.4             0.5             1.8             1.0
Gain on trading securities                                               --            10.1              --            17.2
                                                                 ----------      ----------      ----------      ----------

Income before income taxes, extraordinary loss                        158.4            92.9           264.5           116.2
  and cumulative effect of accounting change
Income taxes                                                          (53.1)          (30.2)          (88.9)          (38.1)
                                                                 ----------      ----------      ----------      ----------

Income before extraordinary loss and cumulative                       105.3            62.7           175.6            78.1
  effect of accounting change
Extraordinary loss (net of $0.8 income tax benefit)                    (1.5)             --            (1.5)             --
Cumulative effect of accounting change (net of $0.5
  income tax expense)                                                    --              --             0.8              --
                                                                 ----------      ----------      ----------      ----------
Net income                                                       $    103.8      $     62.7      $    174.9      $     78.1
                                                                 ==========      ==========      ==========      ==========

Basic and diluted earnings per share:
  Income before extraordinary loss and cumulative                $     0.31      $     0.19      $     0.52      $     0.24
    effect of accounting change
  Extraordinary loss                                                     --              --              --              --
  Cumulative effect of accounting change                                 --              --              --              --
                                                                 ----------      ----------      ----------      ----------
  Net income                                                     $     0.31      $     0.19      $     0.52      $     0.24
                                                                 ==========      ==========      ==========      ==========

Cash dividends per share                                         $    0.115      $    0.115      $     0.23      $     0.23
                                                                 ==========      ==========      ==========      ==========

     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In millions)
                                   (Unaudited)


                                                                        June 30,      December 31,
                                                                          2001            2000
                                                                       ----------     ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                            $     42.2      $     34.6
  Accounts receivable, net                                                1,315.6         1,310.4
  Inventories                                                             1,014.4           898.5
  Other current assets                                                      245.8           243.1
                                                                       ----------      ----------
    Total current assets                                                  2,618.0         2,486.6
                                                                       ----------      ----------

Investment in affiliates                                                    883.6           869.3
Property, net                                                             1,355.5         1,378.7
Goodwill and other intangibles, net                                       1,469.2         1,498.1
Other assets                                                                243.0           220.0
                                                                       ----------      ----------
    Total assets                                                       $  6,569.3      $  6,452.7
                                                                       ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                     $    521.4      $    469.3
  Short-term borrowings and current portion of long-term debt                14.3            13.3
  Accrued employee compensation                                             212.4           250.6
  Other current liabilities                                                 338.2           254.6
                                                                       ----------      ----------
    Total current liabilities                                             1,086.3           987.8
                                                                       ----------      ----------

Long-term debt                                                            1,949.6         2,049.6
Deferred income taxes                                                       173.7           158.6
Other long-term liabilities                                                 210.1           210.0

Stockholders' equity:
  Common stock                                                              335.7           333.7
  Capital in excess of par value                                          3,108.1         3,065.7
  Accumulated deficit                                                        (3.5)         (101.3)
  Accumulated other comprehensive loss                                     (290.7)         (251.4)
                                                                       ----------      ----------
    Total stockholders' equity                                            3,149.6         3,046.7
                                                                       ----------      ----------
    Total liabilities and stockholders' equity                         $  6,569.3      $  6,452.7
                                                                       ==========      ==========

     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                     --------------------------
                                                                                        2001            2000
                                                                                     ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $    174.9      $     78.1
Adjustments to reconcile net income to net cash flow from operating activities:
    Depreciation, depletion and amortization                                              167.0           311.7
    Provision for deferred income taxes                                                     2.8            34.4
    Loss on extinguishment of debt                                                          2.3              --
    Gain on disposal of assets                                                             (8.5)          (26.4)
    (Gain) loss on sale of product lines                                                    1.1           (11.2)
    Gain on trading securities                                                               --           (17.2)
    Equity in income of affiliates                                                        (19.3)           (1.3)
    Change in accounts receivable                                                         (14.6)           (1.8)
    Change in inventories                                                                (120.6)          (33.2)
    Change in accounts payable                                                             52.0           (72.8)
    Change in accrued employee compensation and other current liabilities                  47.7           (41.2)
    Change in deferred revenue and other long-term liabilities                              0.5            (6.0)
    Changes in other assets and liabilities                                               (40.3)          (25.1)
                                                                                     ----------      ----------
Net cash flows from operating activities                                                  245.0           188.0
                                                                                     ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for capital assets and multiclient seismic data                           (136.3)         (318.1)
  Proceeds from disposal of assets                                                         31.2            69.8
  Proceeds from sale of product lines                                                       1.4            31.4
  Proceeds from sale of trading securities                                                   --            58.6
                                                                                     ----------      ----------
Net cash flows from investing activities                                                 (103.7)         (158.3)
                                                                                     ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from commercial paper and short-term debt                                202.7            70.7
  Repayment of indebtedness                                                              (301.8)             --
  Proceeds from issuance of common stock                                                   44.6            15.1
  Dividends                                                                               (77.1)          (75.9)
                                                                                     ----------      ----------
Net cash flows from financing activities                                                 (131.6)            9.9
                                                                                     ----------      ----------

Effect of foreign exchange rate changes on cash                                            (2.1)           (2.3)
                                                                                     ----------      ----------
Increase in cash and cash equivalents                                                       7.6            37.3
Cash and cash equivalents, beginning of period                                             34.6            15.6
                                                                                     ----------      ----------
Cash and cash equivalents, end of period                                             $     42.2      $     52.9
                                                                                     ==========      ==========

Income taxes paid                                                                    $     35.8      $     86.0
Interest paid                                                                        $     61.5      $     74.7

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

    To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or a hedge of the net investment in foreign operations. A fair value hedge is a hedge of a recognized asset or liability on an unrecognized firm commitment. Both the effective and ineffective portions of the changes in the fair value of the derivative, along with the gain or loss on the hedged item, are recorded in earnings and reported in the consolidated condensed statements of operations on the same line as the hedged item. A cash flow hedge is a hedge of a forecasted transaction or the variability of cash flows to be received or paid in the future related to a recognized asset or liability. The effective portion of the changes in the fair value of the derivative is recorded in accumulated other comprehensive income. When the hedged item is realized, the gain or loss included in accumulated other comprehensive income is reported on the same line in the consolidated condensed statements of operations as the hedged item. In addition, both the fair value changes excluded from the Company's effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are immediately recognized in earnings. The Company is not currently hedging any of its net investments in foreign operations.

    During the three months ended June 30, 2001, the Company had two interest rate swaps that qualified as fair value hedges. They were fully effective, resulting in no net gain or loss recorded in the consolidated condensed statement of operations.

    During the three months ended June 30, 2001, the Company had one crude oil contract (costless collar), which matured June 30, 2001, and several foreign currency forward contracts. These contracts qualified as cash flow hedges. During the three months ended June 30, 2001, the Company recorded a loss of $0.5 million ($0.4 million after tax) in revenue in the consolidated condensed statement of operations to recognize the ineffective portion of its cash flow hedges.

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


NOTE 3. COMPREHENSIVE INCOME

    Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. The components of the Company's comprehensive income, net of related tax, are as follows:

                                                           Three Months Ended               Six Months Ended
                                                                June 30,                        June 30,
                                                       --------------------------      --------------------------
                                                          2001            2000            2001            2000
                                                       ----------      ----------      ----------      ----------
Net income                                             $    103.8      $     62.7      $    174.9      $     78.1
Other comprehensive loss:
  Foreign currency translation adjustments                   (6.7)          (26.9)          (39.3)          (42.8)
  Adoption of SFAS 133                                         --              --             1.2              --
  Loss on derivative instruments                             (0.2)             --            (1.2)             --
                                                       ----------      ----------      ----------      ----------
    Total comprehensive income                         $     96.9      $     35.8      $    135.6      $     35.3
                                                       ==========      ==========      ==========      ==========

    Total accumulated other comprehensive loss consisted of the following:

                                                                  June 30,      December 31,
                                                                    2001            2000
                                                                 ----------     ------------
Foreign currency translation adjustments                         $   (284.4)     $   (245.1)
Pension adjustment                                                     (6.3)           (6.3)
                                                                 ----------      ----------
Total accumulated other comprehensive loss                       $   (290.7)     $   (251.4)
                                                                 ==========      ==========

NOTE 4. UNUSUAL ITEMS

    During the first quarter of 2001, the Company recorded an unusual charge of $7.0 million. The cash portion of the charge was $6.0 million and consisted of severance for approximately 100 employees relating to the restructuring of the Baker Process operations in Germany. No payments were made during the first quarter of 2001, and $0.3 million was paid during the second quarter of 2001. Based on current estimates, the Company expects that the majority of the accrued severance will be paid during 2001 as the employees leave the Company.

    During the second quarter of 2000, the Company recognized a pre-tax gain of $11.2 million on the sale of two product lines. The Company received net proceeds of $31.4 million that were used to repay outstanding indebtedness. The Company also recorded an unusual credit of $12.5 million as net reductions to unusual charge accruals recorded in 1999 and prior years to reflect the current estimates of remaining expenditures. The net reductions primarily related to severance accruals and accruals for lease obligations. These items are reflected as unusual credits in the consolidated condensed statement of operations.

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


    During the three and six months ended June 30, 2000, the Company recorded pre-tax gains of $10.1 million and $17.2 million, respectively, including $7.9 million and $10.6 million of unrealized gains, respectively, related to its holdings in Varco International, Inc.

NOTE 5. EXTRAORDINARY LOSS

    On May 28, 2001, the Company redeemed its outstanding Liquid Yield Options Notes ("LYONS") at a redemption price of $786.13 per $1,000 principal amount, for a total of $301.8 million. The redemption was funded through the issuance of commercial paper. In connection with the early extinguishment of debt, the Company recorded an extraordinary loss of $2.3 million ($1.5 million after tax) which represents the write-off of the remaining debt issuance costs.

NOTE 6. EARNINGS PER SHARE ("EPS")

    A reconciliation of the number of shares used for the basic and diluted EPS calculation is as follows:

                                                                     Three Months Ended             Six Months Ended
                                                                         June 30,                       June 30,
                                                                 -------------------------     -------------------------
                                                                    2001           2000           2001           2000
                                                                 ----------     ----------     ----------     ----------
Weighted average common shares outstanding for basic
  EPS                                                                 335.7          330.5          335.3          330.2
Effect of dilutive securities - stock plans                             1.9            2.3            2.3            1.5
                                                                 ----------     ----------     ----------     ----------
Adjusted weighted average common shares outstanding for
  diluted EPS                                                         337.6          332.8          337.6          331.7
                                                                 ==========     ==========     ==========     ==========

Future potentially anti-dilutive shares excluded from
  diluted EPS:
    Options with option price greater than market price                 4.6            3.3            4.1            3.4
    LYONS convertible into common stock                                  --            7.2             --            7.2

NOTE 7. INVENTORIES

    Inventories are comprised of the following:

                                                        June 30,     December 31,
                                                          2001           2000
                                                       ----------    ------------
Finished goods                                         $    808.7     $    706.0
Work in process                                              86.5           82.0
Raw materials                                               119.2          110.5
                                                       ----------     ----------
  Total                                                $  1,014.4     $    898.5
                                                       ==========     ==========

NOTE 8. SEGMENT AND RELATED INFORMATION

    The Company has eight divisions that have separate management teams and infrastructures that offer different products and services. The divisions have been aggregated into two reportable segments, "Oilfield" and "Process".

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


    The Oilfield segment consists of six divisions - Baker Atlas, Baker Hughes INTEQ, Baker Oil Tools, Baker Petrolite, Centrilift and Hughes Christensen - that manufacture and sell equipment and provide services used in the drilling, completion, production and maintenance of oil and gas wells and in reservoir measurement and evaluation. They have been aggregated because the long-term financial performance of these divisions is affected by similar economic conditions and the consolidated results are evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The principal markets for this segment include all major oil and gas producing regions of the world including North America, Latin America, Europe, Africa, the Middle East and the Far East. Customers include major multi-national, independent and national oil companies. The Oilfield segment also includes the Company's interest in an oil and gas property in Nigeria and its investments in affiliates.

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

                                          Oilfield       Process          Other           Total
                                         ----------     ----------      ----------      ----------
REVENUES
Three months ended June 30, 2001         $  1,257.8     $     84.2      $       --      $  1,342.0
Three months ended June 30, 2000         $  1,174.4     $     81.1      $       --      $  1,255.5

Six months ended June 30, 2001           $  2,414.0     $    156.5      $       --      $  2,570.5
Six months ended June 30, 2000           $  2,331.8     $    164.5      $       --      $  2,496.3

SEGMENT PROFIT (LOSS)
Three months ended June 30, 2001         $    223.5     $     (1.9)     $    (63.2)     $    158.4
Three months ended June 30, 2000         $    129.1     $     (0.4)     $    (35.8)     $     92.9

Six months ended June 30, 2001           $    406.6     $     (7.3)     $   (134.8)     $    264.5
Six months ended June 30, 2000           $    220.8     $     (2.9)     $   (101.7)     $    116.2

TOTAL ASSETS
As of June 30, 2001                      $  5,743.9     $    317.4      $    508.0      $  6,569.3
As of December 31, 2000                  $  5,597.9     $    332.3      $    522.5      $  6,452.7

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


    The following table presents the details of "Other" segment loss:

                                                  Three Months Ended              Six Months Ended
                                                      June 30,                        June 30,
                                             --------------------------      --------------------------
                                                2001            2000            2001            2000
                                             ----------      ----------      ----------      ----------
Corporate expenses                           $    (31.3)     $    (26.1)     $    (63.2)     $    (55.4)
Interest, net                                     (31.9)          (43.5)          (64.6)          (87.2)
Unusual charge (credit), net                         --            23.7            (7.0)           23.7
Gain on trading securities                           --            10.1              --            17.2
                                             ----------      ----------      ----------      ----------
  Total                                      $    (63.2)     $    (35.8)     $   (134.8)     $   (101.7)
                                             ==========      ==========      ==========      ==========

NOTE 9. NEW ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Business combinations accounted for under the pooling of interest method prior to June 30, 2001 will not be changed. The adoption of SFAS No. 141 by the Company will not have an impact on the balance sheet, statement of operations or cash flows of the Company.

    In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired in a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. SFAS No. 142 requires that a transitional impairment test be performed within six months of adoption. Any transitional impairment loss will be recognized as a change in accounting principle. The Company has not completed its analysis of the impact of the adoption of SFAS No. 142 on its consolidated financial statements. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002.

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

    Key factors currently influencing the worldwide crude oil and gas markets are:

o Production control: the degree to which OPEC nations and other large producing countries are willing and able to control production and exports of crude oil.

o Global economic growth: particularly the impact of the U.S. economy and economic activity in Japan, China, South Korea and the developing areas of Asia where the correlation between energy demand and economic growth is strong.

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

                                                               Three Months Ended             Six Months Ended
                                                                    June 30,                      June 30,
                                                            -------------------------     -------------------------
                                                               2001           2000           2001           2000
                                                            ----------     ----------     ----------     ----------
Crude Oil, US Spot Prices, WTI, Cushing ($/Bbl)             $    27.88     $    28.93     $    28.31     $    28.89
Natural Gas, US Spot Prices, Henry Hub ($/MMBtu)            $     4.35     $     3.58     $     5.32     $     3.06

    During the three months ended June 30, 2001, oil prices averaged $27.88 per barrel, ranging from a low of $25.06 per barrel to a high of $29.98 per barrel. Oil prices remained relatively stable in the three and six months ended June 30, 2001 compared with the three and six months ended June 30, 2000. Slower economic growth and increases in OPEC production contributed to an increase in inventories. Although inventories have increased, they remain relatively low in terms of forward supply. Interruptions in exports from Iraq and uncertainty regarding the resumption of exports from Iraq also provided price support.

    U.S. natural gas prices increased in the three months ended June 30, 2001 compared with the three months ended June 30, 2000, averaging $4.35/MMBtu. Prices during the second quarter of 2001 fell from a high in early April of $5.56/MMBtu to a low in late June of $2.98/MMBtu as a result of slowing US economic growth, conservation efforts driven by the sustained high prices experienced last winter and increases in natural gas production. With record natural gas storage injections in May and June, confidence has increased that target storage levels for the beginning of the winter 2001/2002 withdrawal season will be met.

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

                                                  Three Months Ended             Six Months Ended
                                                        June 30,                     June 30,
                                               -------------------------     -------------------------
                                                  2001           2000           2001           2000
                                               ----------     ----------     ----------     ----------
         U.S.  - Land                               1,108            694          1,023            679
         U.S.  - Offshore                             167            131            167            129
         Canada                                       256            265            383            344
                                               ----------     ----------     ----------     ----------
           North America                            1,531          1,090          1,573          1,152
                                               ----------     ----------     ----------     ----------
         Latin America                                268            213            265            201
         North Sea                                     56             44             54             40
         Other Europe                                  39             38             38             37
         Africa                                        57             45             55             43
         Middle East                                  174            156            173            150
         Asia Pacific                                 157            133            153            131
                                               ----------     ----------     ----------     ----------
           Outside North America                      751            629            738            602
                                               ----------     ----------     ----------     ----------
         Worldwide                                  2,282          1,719          2,311          1,754
                                               ==========     ==========     ==========     ==========

         U.S. Workover Rigs                         1,227          1,075          1,209          1,037
                                               ==========     ==========     ==========     ==========

OUTLOOK

    While reading the Company's outlook set forth below, caution is advised that the factors described above in "-Forward Looking Statements" and "-Business Environment" could negatively impact the Company's expectations for oil demand, oil and gas prices and drilling activity.

    Oil - Through the balance of 2001, oil prices are expected to be influenced primarily by expectations for U.S. economic growth and OPEC's willingness and ability to control production to achieve its price targets. Other factors that could influence prices include worldwide economic growth, changes in non-OPEC oil supply, exports of oil from Iraq and weather. Oil prices are expected to decrease slightly throughout the year, trading between $25 and $28/Bbl. If OPEC is willing and able to act aggressively to maintain prices, oil prices could be sustained between $27 and $31/Bbl for the balance of the year. On the other hand, if OPEC experiences difficulty in controlling production, oil prices could fall to $22/Bbl by the end of 2001.

    Natural Gas - Through the balance of 2001, U. S. natural gas prices are expected to average between $3.00/MMBtu and $3.50/MMBtu with price spikes above this range caused by weather driven demand. Although prices are expected to be lower than the winter of 2000/2001, they are expected to remain strong enough to support an active North American drilling program. Prices are expected to be influenced by U.S. economic activity, particularly in those industrial segments of the U.S. economy that consume natural gas, increases in North American natural gas production, the strength of storage injections through the summer, storage levels at the beginning of the winter 2001/2002 withdrawal season, demand for natural gas for electricity and weather.

    Customer Spending - Based upon the Company's discussions with its major customers and review of published industry surveys and reports, anticipated customer spending trends are as follows:

    o North America - customer spending directed at developing natural gas is expected to increase 15-18% in 2001 as compared with 2000, but is likely to be limited by the availability of drilling rigs, crews and oilfield services in North America.

    o Outside North America - customer spending directed at developing oil supplies is expected to increase 18-20% in 2001 compared with 2000.

RESULTS OF OPERATIONS

REVENUES

    Revenues for the three months ended June 30, 2001 increased 6.9% to $1,342.0 million compared with revenues of $1,255.5 million for the three months ended June 30, 2000. Excluding revenues from Western Geophysical, the Company's seismic division that was contributed to a venture in November 2000, revenues increased 24.9% for the three months ended June 30, 2001 compared with the three months ended June 30, 2000.

    Oilfield revenues, excluding Western Geophysical, increased 26.7% to $1,257.8 million for the three months ended June 30, 2001 compared with revenues of $993.0 million for the three months ended June 30, 2000. Geographically, Oilfield revenues in North America, which account for 44.9% of total Oilfield revenues, increased 37.4% for the three months ended June 30, 2001 compared with the three months ended June 30, 2000. This increase reflects the increased drilling activity in this area, as evidenced by a 40.5% increase in the North American rig count, and improved pricing for the Company's products and services. Outside North America, Oilfield revenues increased 19.1% for the three months ended June 30, 2001 compared with the three months ended June 30, 2000. This increase reflects the ongoing improvement in international drilling activity, particularly in Latin America, the North Sea, the Middle East and Asia Pacific.

    Revenues for the six months ended June 30, 2001 increased 3.0% to $2,570.5 million compared with revenues of $2,496.3 million for the six months ended June 30, 2001. Excluding revenues from Western Geophysical, revenues increased 22.4% for the six months ended June 30, 2001 compared with the six months ended June 30, 2000. Revenues were impacted by significantly higher drilling activity levels worldwide and improved pricing for the Company's products and services.

GROSS MARGIN

    Gross margin for the three months ended June 30, 2001 and 2000 was 28.3% and 22.9%, respectively. Excluding Western Geophysical, gross margin for the three months ended June 30, 2001 and 2000 was 28.3% and 24.5%, respectively. Gross margin for the six months ended June 30, 2001 and 2000 was 28.0% and 21.6%, respectively. Excluding Western Geophysical, gross margin for the six months ended June 30, 2001 and 2000 was 28.0% and 24.3%, respectively. The improvements in gross margin are the result of pricing improvements for the Company's products and services, primarily in North America, productivity gains at every Oilfield division, continued cost management measures throughout the Company and higher utilization of the Company's assets.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expense as a percentage of consolidated revenues was 14.8% for each of the three month periods ended June 30, 2001 and 2000. Excluding Western Geophysical, SG&A expense as a percentage of consolidated revenues for the three months ended June 30, 2001 and 2000 was 14.8% and 16.4%, respectively. SG&A expense as a percentage of consolidated revenues for the six months ended June 30, 2001 and 2000 was 15.6% and 15.1%, respectively. Excluding Western Geophysical, SG&A expense as a percentage of consolidated revenues for the six months ended June 30, 2001 and 2000 was 15.6% and 17.4%, respectively. These decreases in SG&A expense as a percentage of consolidated revenues is primarily due to a higher revenue base and the fact that SG&A expenses are generally more fixed in nature.

UNUSUAL CHARGES

2001

    During the first quarter of 2001, the Company recorded an unusual charge of $7.0 million. The cash provision of the charge totaled $6.0 million and consisted of severance costs for approximately 100 employees relating to the restructuring of the Baker Process operations in Germany. No payments were made during the first quarter of 2001, and $0.3 million was paid in the second quarter of 2001. Based on current estimates, the Company expects that the majority of the accrued severance will be paid during 2001 as the employees leave the Company.

2000

    In October 2000, the Company's Board of Directors approved the Company's plan to substantially exit the oil and gas exploration business, resulting in an unusual charge of $105.0 million. The cash provision of the charge totaled $13.3 million and consisted of $5.5 million of severance costs for approximately 50 employees and $7.8 million for other contractual obligations. Of the total cash charge of $13.3 million, $0.6 million was paid as of December 31, 2000. No payments were made during the first quarter of 2001 and $4.6 million was paid in the second quarter of 2001. Based on current estimates, the Company expects that $4.5 million of the remaining accrual will be paid in 2001.

INTEREST EXPENSE

    Interest expense for the three and six months ended June 30, 2001 decreased $11.7 million and $21.8 million, respectively, compared with the three and six months ended June 30, 2000. These decreases were primarily due to lower debt levels. Average commercial paper and money market borrowings for the three and six months ended June 30, 2001 were $295.0 million and $242.1 million, respectively, compared with average commercial paper and money market borrowings for the three and six months ended June 30, 2000 of $1,056.6 million and $1,069.3 million, respectively. The reduction in commercial paper and money market borrowings from corresponding prior year periods was primarily due to the cash proceeds received from the formation of Western GECO in November 2000 and cash flow from operations.

GAIN ON TRADING SECURITIES

    In the fourth quarter of 1999, the Company announced its intention to sell its holdings of Varco International, Inc. ("Varco"), and reclassified these holdings from available for sale securities to trading securities. During the three and six months ended June 30, 2000, the Company recorded pre-tax gains of $10.1 million and $17.2 million, respectively, including unrealized gains of $7.9 million and $10.6 million, respectively, related to these holdings.

INCOME TAXES

    The effective income tax rate for the three months ended June 30, 2001 and 2000 was 33.5%, and 32.5%, respectively. The effective income tax rate for the six months ended June 30, 2001 and 2000 was 33.6% and 32.8%, respectively. These rates differ from the statutory income tax rate of 35.0% due to lower taxes from international operations partially offset by the non-deductibility of certain goodwill amortization.

CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

    Net cash inflows from operating activities were $245.0 million and $188.0 million for the six months ended June 30, 2001 and 2000, respectively. The increase in cash flow is primarily due to increased profitability and improved balance sheet management.

INVESTING ACTIVITIES

    Net cash outflows from investing activities were $103.7 million and $158.3 million for the six months ended June 30, 2001 and 2000, respectively.

    Expenditures for capital assets totaled $136.3 million and $318.1 million for the six months ended June 30, 2001 and 2000, respectively. Excluding Western Geophysical, expenditures for capital assets were $136.3 million and $149.5 million for the six months ended June 30, 2001 and 2000, respectively. The decrease is primarily due to reduced expenditures for oil and gas properties as a result of the Company's decision in 2000 to substantially exit the oil and gas exploration business. The Company currently expects 2001 capital expenditures to be between $300.0 million to $360.0 million excluding any acquisitions. Funds provided from operations and outstanding lines of credit are expected to be adequate to meet future capital expenditure requirements.

    Proceeds from the disposal of assets and the sale of product lines generated $32.6 million and $101.2 million for the six months ended June 30, 2001 and 2000, respectively. Proceeds from the sale of the Company's Varco holdings generated $58.6 million in the six months ended June 30, 2000.

    The words "expected" and "expects" are intended to identify Forward-Looking Statements in "Investing Activities". See "-Forward-Looking Statements" and "-Business Environment" above for a description of risk factors related to these Forward-Looking Statements.

FINANCING ACTIVITIES

    Net cash (outflows) inflows from financing activities were ($131.6) million and $9.9 million for the six months ended June 30, 2001 and 2000, respectively.

    On May 28, 2001, the Company redeemed its outstanding Liquid Yield Options Notes ("LYONS") at a redemption price of $786.13 per $1,000 principal amount, for a total of $301.8 million. The redemption was funded through the issuance of commercial paper. The Company anticipates that the redemption will have no significant impact on interest expense in future periods.

    Total debt outstanding at June 30, 2001 was $1,963.9 million compared with $2,062.9 million at December 31, 2000. Debt was repaid using cash flow from operations and $32.6 million in proceeds from the disposal of assets and the sale of product lines. The debt to equity ratio was 0.62 at June 30, 2001 compared with 0.68 at December 31, 2000.

    At June 30, 2001, the Company had $1,241.1 million of credit facilities with commercial banks, of which $750.5 million was committed. These facilities are subject to normal banking terms and conditions that do not significantly restrict the Company's activities.

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

    During 1997, the Company began a multi-year initiative designed to develop and implement an enterprise-wide software system. The initiative, named "Project Renaissance," utilizes SAP R/3 as its software platform across all significant operations of the Company. SAP R/3 is programmed to process in Euros for most of the Company's accounting, financial and operational functions, and the Company expects that the implementation of this system will address its Euro issues in these areas. Because the Company has engaged in this implementation for operational purposes and not solely to address Euro issues, the Company has not separately determined the cost of converting these systems for use with the Euro. These Euro conversion costs are embedded in the cost of Project Renaissance and are not susceptible to separate quantification. The Company has scheduled implementation of SAP R/3 in its major European operations prior to December 31, 2001. Alternatively, the Company may make certain modifications to its legacy computer systems, or replace them, to address certain Euro conversion issues, pending full implementation of SAP R/3. The Company began converting certain legacy currency based financial records to the Euro beginning in January 2001 with all significant records expected to be converted by October 31, 2001.

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

         ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES


    On June 15, 2001, the Company entered into an interest rate swap agreement for a notional amount of $100.0 million. The Company receives interest at a rate of 7.875% and pays interest at a rate equal to three-month LIBOR plus a 2.7625% spread. The interest rate swap settles quarterly and terminates in June 2004. At June 30, 2001, the fair market value of this swap agreement was a $0.6 million liability.

    At June 30, 2001, the Company had entered into foreign currency forward contracts with notional amounts of $0.4 million and $0.8 million to hedge exposure to currency fluctuations in the Euro and Indonesian Rupiah, respectively. At June 30, 2001, the fair market value of these forward contracts, based on quoted market prices for contracts with similar terms and maturity dates, was a $0.1 million liability.

    Certain borrowings of the Company are denominated in currencies other than its functional currency. At June 30, 2001, these nonfunctional currency borrowings totaled $7.9 million with exposures between the U.S. Dollar and the Euro, the Saudi Riyal and the United Arab Emirates Dirham. A 10% appreciation of the U.S. Dollar against these currencies would not have a significant effect on the future earnings of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Stockholders was held on April 25, 2001 (1) to elect four Class I members of the Board of Directors to serve for three-year terms (2) to reapprove the 1995 Employee Annual Incentive Compensation Plan, as amended and restated, (3) to consider a stockholder proposal to implement the MacBride Principle with respect to the Company's operations in Northern Ireland and (4) to consider a stockholder proposal requesting that the Board of Directors be declassified.

    The four Class I directors who were so elected are Edward P. Djerejian, H. John Riley, Jr., Charles L. Watson and Michael E. Wiley. The number of affirmative votes and the number of votes withheld for the directors so elected were:

                                                Number of           Number of
         Names                              Affirmation Votes       Withheld
         -----                              -----------------     ------------

         Edward Pl Djerejian                    244,464,234       48,002,453
         H. John Riley, Jr                      243,979,964       48,486,723
         Charles L. Watson                      239,906,051       52,560,636
         Michael E. Wiley                       243,990,036       48,476,651

    The number of affirmative votes, the number of negative votes, the number of abstentions and the number of broker no-votes with respect to the reapproval of the 1995 Employee Annual Incentive Compensation Plan, as amended and restated were as follows:

                       Number of                 Number of
                   Affirmative Votes          Negative Votes               Abstentions             Broker No-Votes
                   -----------------          --------------               -----------             ---------------

                      286,594,786                4,409,214                  1,462,687                      0

    The number of affirmative votes, the number of negative votes, the number of abstentions and the number of broker no-votes with respect to the approval of the stockholder proposals were as follows:

                                         Number of        Number of
                                        Affirmative        Negative                           Broker
                                           Votes            Votes         Abstentions        No-votes
                                        ------------     ------------     ------------     ------------

Proposal regarding Northern
   Ireland                                40,962,223      219,324,200       12,484,373       19,695,891
Proposal regarding classified
   Board                                 203,116,238       63,979,045        5,675,509       19,695,891

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

       None.

    (b) Reports on Form 8-K:

        A Current Report on Form 8-K was filed with the Commission on May 8, 2001, reporting the results of the Company's Annual Meeting of Stockholders election of certain members of the Board of Directors and stockholder proposals.

       A Current Report on Form 8-K was filed with the Commission on July 6, 2001, reporting that the Company had offered to consent to the entry of a cease-and-desist order with the United States Security and Exchange Commission.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            BAKER HUGHES INCORPORATED
                                  (REGISTRANT)



Date:  August 9, 2001                        By: /s/ G. STEPHEN FINLEY
                                                 -------------------------------
                                             Sr. Vice President - Finance and
                                             Administration and Chief Financial
                                             Officer


Date:  August 9, 2001                        By: /s/ ALAN J. KEIFER
                                                 -------------------------------
                                             Vice President and Controller