Form 10-Q
period 2001-09-30
BAKER HUGHES INC
filed 2001-11-13
CIK 808362

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

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


Class                                            Outstanding at November 2, 2001
Common Stock, $1.00 par value per share                       335,874,634 shares

                                      INDEX


                                                                                                    PAGE NO.
                                                                                                    --------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Condensed Statements of Operations - Three months and nine months ended
         September 30, 2001 and 2000                                                                   2

         Consolidated Condensed Balance Sheets - September 30, 2001 and December 31, 2000              3

         Consolidated Condensed Statements of Cash Flows - Nine months ended
         September 30, 2001 and 2000                                                                   4

         Notes to Consolidated Condensed Financial Statements                                          5

Item 2. Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                               11

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                    18

PART II - OTHER INFORMATION                                                                           19

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In millions, except per share amounts)
                                   (Unaudited)


                                                             Three Months Ended                Nine Months Ended
                                                                September 30,                    September 30,
                                                       -----------------------------     -----------------------------
                                                            2001            2000             2001              2000
                                                       ------------     ------------     ------------     ------------
Revenues                                               $    1,436.0     $    1,353.7     $    4,006.5     $    3,850.0
                                                       ------------     ------------     ------------     ------------
Costs and expenses:
  Cost of revenues                                          1,008.8          1,019.5          2,860.6          2,976.8
  Selling, general and administrative                         214.9            188.1            616.8            565.9
  Unusual charge (credit)                                      (3.4)            (1.7)             3.6            (25.4)
                                                       ------------     ------------     ------------     ------------
    Total                                                   1,220.3          1,205.9          3,481.0          3,517.3
                                                       ------------     ------------     ------------     ------------

Operating income                                              215.7            147.8            525.5            332.7
Equity in income of affiliates                                 19.6              0.6             38.9              1.9
Interest expense                                              (30.5)           (43.8)           (96.9)          (132.0)
Interest income                                                 1.1              0.9              2.9              1.9
Gain (loss) on trading securities                                --             (3.1)              --             14.1
                                                       ------------     ------------     ------------     ------------

Income before income taxes, extraordinary loss                205.9            102.4            470.4            218.6
  and cumulative effect of accounting change
Income taxes                                                  (68.8)           (37.2)          (157.7)           (75.3)
                                                       ------------     ------------     ------------     ------------

Income before extraordinary loss and cumulative               137.1             65.2            312.7            143.3
  effect of accounting change
Extraordinary loss (net of $0.8 income tax benefit)              --               --             (1.5)              --
Cumulative effect of accounting change (net of $0.5
  income tax expense)                                            --               --              0.8               --
                                                       ------------     ------------     ------------     ------------
Net income                                             $      137.1     $       65.2     $      312.0     $      143.3
                                                       ============     ============     ============     ============
Basic earnings per share:
  Income before extraordinary loss and cumulative
    effect of accounting change                        $       0.41     $       0.20     $       0.93     $       0.43
  Extraordinary loss                                             --               --               --               --
  Cumulative effect of accounting change                         --               --               --               --
                                                       ------------     ------------     ------------     ------------
  Net income                                           $       0.41     $       0.20     $       0.93     $       0.43
                                                       ============     ============     ============     ============

Diluted earnings per share:
  Income before extraordinary loss and cumulative
     effect on accounting change                       $       0.41     $       0.20     $       0.92     $       0.43
  Extraordinary loss                                             --               --               --               --
  Cumulative effect of accounting change                         --               --               --               --
                                                       ------------     ------------     ------------     ------------
Net income                                             $       0.41     $       0.20     $       0.92     $       0.43
                                                       ============     ============     ============     ============

Cash dividends per share                               $      0.115     $      0.115     $      0.345     $      0.345
                                                       ============     ============     ============     ============


     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In millions)



                                                                  September 30,     December 31,
                                                                      2001             2000
                                                                 -------------     -------------
ASSETS                                                            (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                      $        37.2     $        34.6
  Accounts receivable, net                                             1,415.8           1,310.4
  Inventories                                                          1,073.8             898.5
  Other current assets                                                   261.5             243.1
                                                                 -------------     -------------
    Total current assets                                               2,788.3           2,486.6
                                                                 -------------     -------------

Investment in affiliates                                                 897.8             869.3
Property, net                                                          1,340.3           1,378.7
Goodwill and other intangibles, net                                    1,461.8           1,498.1
Other assets                                                             233.8             220.0
                                                                 -------------     -------------
    Total assets                                                 $     6,722.0     $     6,452.7
                                                                 =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                               $       589.1     $       469.3
  Short-term borrowings and current portion of long-term debt             12.8              13.3
  Accrued employee compensation                                          282.8             250.6
  Other current liabilities                                              307.6             254.6
                                                                 -------------     -------------
    Total current liabilities                                          1,192.3             987.8
                                                                 -------------     -------------

Long-term debt                                                         1,822.1           2,049.6
Deferred income taxes                                                    245.5             158.6
Other long-term liabilities                                              197.1             210.0

Stockholders' equity:
  Common stock                                                           335.8             333.7
  Capital in excess of par value                                       3,108.8           3,065.7
  Retained earnings (accumulated deficit)                                 95.0            (101.3)
  Accumulated other comprehensive loss                                  (274.6)           (251.4)
                                                                 -------------     -------------
    Total stockholders' equity                                         3,265.0           3,046.7
                                                                 -------------     -------------
    Total liabilities and stockholders' equity                   $     6,722.0     $     6,452.7
                                                                 =============     =============


     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)



                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                             -------------------------
                                                                                2001           2000
                                                                             ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $    312.0     $    143.3
Adjustments to reconcile net income to net cash flow from operating activities:
    Depreciation, depletion and amortization                                      251.2          474.8
    Provision for deferred income taxes                                            60.9           42.8
    Loss on extinguishment of debt                                                  2.3             --
    Gain on disposal or sale of assets                                            (21.1)         (48.9)
    Gain on trading securities                                                       --          (14.1)
    Equity in income of affiliates                                                (38.9)          (1.9)
    Change in accounts receivable                                                (115.5)         (78.0)
    Change in inventories                                                        (177.4)         (53.0)
    Change in accounts payable                                                    116.6            2.8
    Change in accrued employee compensation and other current liabilities          93.6           22.3
    Change in deferred revenue and other long-term liabilities                    (13.5)         (14.5)
    Changes in other assets and liabilities                                       (13.3)         (76.5)
                                                                             ----------     ----------
Net cash flows from operating activities                                          456.9          399.1
                                                                             ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for capital assets and multiclient seismic data                   (204.7)        (452.2)
  Proceeds from disposal or sale of assets                                         55.9          141.3
  Proceeds from sale of trading securities                                           --           72.7
                                                                             ----------     ----------
Net cash flows from investing activities                                         (148.8)        (238.2)
                                                                             ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) from commercial paper and short-term debt            72.1         (167.0)
  Net proceeds from sale/leaseback                                                   --          117.7
  Repayment of indebtedness                                                      (301.8)            --
  Proceeds from issuance of common stock                                           45.1           35.7
  Dividends                                                                      (115.7)        (114.0)
                                                                             ----------     ----------
Net cash flows from financing activities                                         (300.3)        (127.6)
                                                                             ----------     ----------
Effect of foreign exchange rate changes on cash                                    (5.2)          (2.5)
                                                                             ----------     ----------
Increase in cash and cash equivalents                                               2.6           30.8
Cash and cash equivalents, beginning of period                                     34.6           15.6
                                                                             ----------     ----------
Cash and cash equivalents, end of period                                     $     37.2     $     46.4
                                                                             ==========     ==========

Income taxes paid                                                            $     63.2     $     84.8
Interest paid                                                                $     98.6     $    141.9

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

    To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or a hedge of the net investment in foreign operations. A fair value hedge is a hedge of a recognized asset or liability or an unrecognized firm commitment. Both the effective and ineffective portions of the changes in the fair value of the derivative, along with the gain or loss on the hedged item, are recorded in earnings and reported in the consolidated condensed statements of operations on the same line as the hedged item. A cash flow hedge is a hedge of a forecasted transaction or the variability of cash flows to be received or paid in the future related to a recognized asset or liability. The effective portion of the changes in the fair value of the derivative is recorded in accumulated other comprehensive income. When the hedged item is realized, the gain or loss included in accumulated other comprehensive income is reported on the same line in the consolidated condensed statements of operations as the hedged item. In addition, both the fair value changes excluded from the Company's effectiveness assessments and the ineffective portion of the changes in

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


the fair value of derivatives used as cash flow hedges are immediately recognized in earnings. The Company is not currently hedging any of its net investments in foreign operations.

    During the three months ended September 30, 2001, the Company had two interest rate swaps that qualified as fair value hedges. They were fully effective, resulting in no net gain or loss recorded in the consolidated condensed statement of operations.

    During the three months ended September 30, 2001, the Company entered into two crude oil contracts (costless collars) and several foreign currency forward contracts. During the three months ended September 30, 2001, the Company recorded a gain of $3.8 million ($2.5 million after tax) in revenue in the consolidated condensed statement of operations to recognize the effect of recording the two crude oil contracts at fair value.

NOTE 3. COMPREHENSIVE INCOME

    Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. The components of the Company's comprehensive income, net of related tax, are as follows:


                                                    Three Months Ended             Nine Months Ended
                                                       September 30,                  September 30,
                                              ----------------------------     -----------------------------
                                                  2001            2000             2001             2000
                                              ------------    ------------     ------------     ------------

Net income                                    $      137.1    $       65.2     $      312.0     $      143.3
Other comprehensive income (loss):
  Foreign currency translation adjustments            16.1           (30.3)           (23.2)           (73.1)
  Adoption of SFAS No. 133                              --              --              1.2               --
  Loss on derivative instruments                        --              --             (1.2)              --
                                              ------------    ------------     ------------     ------------
    Total comprehensive income                $      153.2    $       34.9     $      288.8     $       70.2
                                              ============    ============     ============     ============


    Total accumulated other comprehensive loss consisted of the following:


                                              September 30,     December 31,
                                                  2001              2000
                                              -------------     -------------

Foreign currency translation adjustments      $      (268.3)    $      (245.1)
Pension adjustment                                     (6.3)             (6.3)
                                              -------------     -------------
Total accumulated other comprehensive loss    $      (274.6)    $      (251.4)
                                              =============     =============

NOTE 4. UNUSUAL ITEMS

     During the third quarter of 2001, the Company recognized a pre-tax gain of $3.4 million on the disposition of its interest in a joint venture. The Company received net proceeds of $6.0 million that were used to repay outstanding indebtedness.

    During the first quarter of 2001, the Company recorded an unusual charge of $7.0 million. The cash portion of the charge was $6.0 million and consisted of severance for approximately 100 employees relating to the restructuring of the Baker Process operations in Germany. No payments were made during the first quarter of 2001, $0.3 million was paid during the second quarter of 2001 and $0.4 million was paid during the third quarter of 2001. Based on current estimates, the Company expects that $0.6 million of the accrued severance will be paid during the fourth quarter of 2001, with the remainder paid during 2002 as the employees leave the Company.

    During the third quarter of 2000, the Company recognized a pre-tax gain of $1.7 million on the sale of a product line. The Company received net proceeds of $11.2 million that were used to repay outstanding indebtedness.

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


    During the second quarter of 2000, the Company recognized a pre-tax gain of $11.2 million on the sale of two product lines. The Company received net proceeds of $31.4 million that were used to repay outstanding indebtedness. The Company also recorded an unusual credit of $12.5 million from net reductions to unusual charge accruals recorded in 1999 and prior years to reflect the current estimates of remaining expenditures. The net reductions primarily related to severance accruals and accruals for lease obligations. These items are reflected as unusual credits in the consolidated condensed statement of operations.

    During the three and nine months ended September 30, 2000, the Company recorded pre-tax gains (losses) of $(3.1) million and $14.1 million, respectively, related to its holdings in Varco International, Inc. ("Varco"). As of September 30, 2000, the Company had disposed of all of its Varco holdings.

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

NOTE 6. EARNINGS PER SHARE ("EPS")

    A reconciliation of the number of shares used for the basic and diluted EPS calculation is as follows:



                                                                           Three Months Ended               Nine Months Ended
                                                                              September 30,                   September 30,
                                                                      ----------------------------    ----------------------------
                                                                          2001            2000            2001            2000
                                                                      ------------    ------------    ------------    ------------
Weighted average common shares outstanding for basic
  EPS                                                                        335.8           331.2           335.5           330.5
Effect of dilutive securities - stock plans                                    1.5             2.6             2.0             1.9
                                                                      ------------    ------------    ------------    ------------
Adjusted weighted average common shares outstanding for
  diluted EPS                                                                337.3           333.8           337.5           332.4
                                                                      ============    ============    ============    ============


Future potentially anti-dilutive shares excluded from diluted EPS:
     Options with option price greater than market price                       5.1             3.6             4.6             3.7
     LYONS convertible into common stock                                        --             7.2              --             7.2

NOTE 7. INVENTORIES

    Inventories are comprised of the following:



                   September 30,   December 31,
                      2001             2000
                   -------------   ------------

Finished goods     $      857.2    $      706.0
Work in process            95.1            82.0
Raw materials             121.5           110.5
                   ------------    ------------
  Total            $    1,073.8    $      898.5
                   ============    ============

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


NOTE 8. SEGMENT AND RELATED INFORMATION

    The Company has eight divisions that have separate management teams and infrastructures that offer different products and services. The divisions have been aggregated into two reportable segments, "Oilfield" and "Process."

    The Oilfield segment consists of six divisions - Baker Atlas, Baker Hughes INTEQ, Baker Oil Tools, Baker Petrolite, Centrilift and Hughes Christensen - that manufacture and sell equipment and provide services used in the drilling, completion, production and maintenance of oil and gas wells and in reservoir measurement and evaluation. They have been aggregated because the long-term financial performance of these divisions is affected by similar economic conditions and the consolidated results are evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The principal markets for this segment include all major oil and gas producing regions of the world, including North America, Latin America, Europe, Africa, the Middle East and the Far East. Customers include major multi-national, independent and national oil companies. The Oilfield segment also includes the Company's interest in an oil and gas property in Nigeria and its investments in affiliates.

    The Process segment consists of two divisions - Bird Machine Company and EIMCO Process Equipment - that manufacture and sell process equipment for separating solids from liquids and liquids from liquids through filtration, sedimentation, centrifugation and flotation processes. The principal markets for this segment include all regions of the world where there are significant industrial, chemical, and municipal wastewater applications and base metals activity. Customers include municipalities, contractors, engineering companies and pulp and paper, minerals, industrial and oil and gas producers. The Process segment also includes a refining and production product line. On October 30, 2001, the Company contributed certain assets and liabilities of this product line to a new entity in exchange for cash, notes receivable and an ownership interest in the new entity.

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



                                           Oilfield        Process           Other            Total
                                         ------------    ------------     ------------     ------------
REVENUES
Three months ended September 30, 2001    $    1,348.8    $       87.2     $         --     $    1,436.0
Three months ended September 30, 2000    $    1,273.5    $       80.2     $         --     $    1,353.7

Nine months ended September 30, 2001     $    3,762.8    $      243.7     $         --     $    4,006.5
Nine months ended September 30, 2000     $    3,605.3    $      244.7     $         --     $    3,850.0

SEGMENT PROFIT (LOSS)
Three months ended September 30, 2001    $      263.2    $       (2.6)    $      (54.7)    $      205.9
Three months ended September 30, 2000    $      167.6    $       (0.6)    $      (64.6)    $      102.4

Nine months ended September 30, 2001     $      669.8    $       (9.9)    $     (189.5)    $      470.4
Nine months ended September 30, 2000     $      388.4    $       (3.5)    $     (166.3)    $      218.6

TOTAL ASSETS
As of September 30, 2001                 $    5,842.0    $      337.3     $      542.7     $    6,722.0
As of December 31, 2000                  $    5,597.9    $      332.3     $      522.5     $    6,452.7

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


    The following table presents the details of "Other" segment loss:



                                          Three Months Ended               Nine Months Ended
                                             September 30,                   September 30,
                                     -----------------------------     -----------------------------
                                         2001             2000            2001             2000
                                     ------------     ------------     ------------     ------------
Corporate expenses                   $      (28.7)    $      (20.3)    $      (91.9)    $      (75.7)
Interest, net                               (29.4)           (42.9)           (94.0)          (130.1)
Unusual (charge) credit                       3.4              1.7             (3.6)            25.4
Gain (loss) on trading securities              --             (3.1)              --             14.1
                                     ------------     ------------     ------------     ------------
  Total                              $      (54.7)    $      (64.6)    $     (189.5)    $     (166.3)
                                     ============     ============     ============     ============


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

    In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired in a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. SFAS No. 142 requires that a transitional impairment test be performed within six months of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle. The Company has not completed its analysis of the impact of the adoption of SFAS No. 142 on its consolidated financial statements. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002.

    In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over the life of the asset. The Company has not completed its analysis of the impact, if any, of the adoption of SFAS No. 143 on its consolidated financial statements. The Company will adopt SFAS No. 143 for it fiscal year beginning January 1, 2003.

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and modifies the accounting and reporting of discontinued operations. The Company currently expects there to be no impact on the Company's consolidated financial statements upon adoption of SFAS No. 144. The Company will adopt SFAS No. 144 for its fiscal year beginning January 1, 2002.

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


NOTE 10. SUBSEQUENT EVENT

    On October 30, 2001, the Company and Sequel Holdings, Inc. ("Sequel") created an entity to operate under the name of Petreco, Inc. ("Petreco"). The Company contributed approximately $19.0 million of net assets of the refining and production product line of its Baker Process segment to Petreco. In conjunction with the transaction, the Company received $9.0 million in cash, two promissory notes totaling $10.0 million, and an ownership interest consisting of 100% of the common stock of Petreco, which represents 49% of the voting power of Petreco. Sequel has an ownership interest in Petreco consisting of 100% of the Series A Preferred Stock, which represents 51% of the voting power of Petreco. Petreco profits would be shared by the Company and Sequel in 49% and 51% interests, respectively. Sequel is entitled to a liquidation preference upon the liquidation or sale of Petreco. The amount of the promissory notes is subject to adjustment resulting from achieving certain financial targets in 2001. The Company will account for its ownership in Petreco using the equity method and does not expect to recognize any gain or loss from the initial formation of the entity due to the Company's material continued involvement in the operations of Petreco.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's consolidated condensed financial statements and the related notes thereto.

FORWARD-LOOKING STATEMENTS

    MD&A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (each a "Forward-Looking Statement"). The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "forecasts," "will," "could," "may" and similar expressions, and the negative thereof, are intended to identify forward-looking statements. No assurance can be given that actual results may not differ materially from those in the forward-looking statements herein for reasons including the effects of competition, the level of petroleum industry exploration and production expenditures, world economic conditions, prices of, and the demand for, crude oil and natural gas, drilling activity, weather, the legislative environment in the United States and other countries, OPEC policy, conflict in the Middle East and other major petroleum producing or consuming regions, acts of war or terrorism, the development of technology that lowers overall finding and development costs and the condition of the capital and equity markets. See "-Business Environment" for a more detailed discussion of certain of these factors.

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

BUSINESS ENVIRONMENT

    The Company has eight divisions each with separate management teams and infrastructures that offer different products and services. The divisions have been aggregated into two reportable segments - "Oilfield" and "Process."

    The Oilfield segment currently consists of six divisions - Baker Atlas, Baker Hughes INTEQ, Baker Oil Tools, Baker Petrolite, Centrilift and Hughes Christensen - that manufacture and sell equipment and provide related services used in exploring for, developing and producing hydrocarbon reserves. The Oilfield segment also includes the Company's interest in an oil and gas property in Nigeria.

    The Process segment consists of two divisions - Bird Machine Company and EIMCO Process Equipment - that manufacture and sell process equipment for separating solids from liquids and liquids from liquids through filtration, sedimentation, centrifugation and flotation processes. The Process segment also includes a refining and production product line. On October 30, 2001, the Company contributed certain assets and liabilities of this product line to a new entity in exchange for cash, notes receivable and an ownership interest in the new entity.

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

    Key factors currently influencing the worldwide crude oil and gas markets are:

o Production control: the degree to which OPEC nations and other large producing countries, such as Mexico, Norway, and Russia, are willing and able to control production and exports of crude oil.

o Global economic growth: particularly the impact of the U.S. and Western European economies and economic activity in Japan, China, South Korea and the developing areas of Asia where the correlation between energy demand and economic growth is strong.

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

o The potential for supply disruption: from key oil exporting countries, including, but not limited to, Iraq, Saudi Arabia, and other Middle Eastern countries, due to political or military activity.

o Weather: the impact of variations in temperatures as compared with normal weather patterns and the related effect on demand for oil and natural gas.

o Acts of Terrorism: the recent terrorist attacks on the United States have had a variety of adverse effects on business, financial and general economic conditions in the U.S. and elsewhere. In addition, the complete U.S. response to these attacks is unknown. At this time, the Company is not able to predict the nature, extent and duration of these effects, if any, on the Company's business and finances.

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



                                                        Three Months Ended             Nine Months Ended
                                                           September 30,                  September 30,
                                                    ----------------------------    ----------------------------
                                                        2001            2000           2001            2000
                                                    ------------    ------------    ------------    ------------

Crude Oil, US Spot Prices, WTI, Cushing ($/Bbl)     $      27.07    $      31.65    $      27.92    $      29.83
Natural Gas, US Spot Prices, Henry Hub ($/MMBtu)    $       2.69    $       4.49    $       4.43    $       3.57

    During the three months ended September 30, 2001, oil prices averaged $27.07 per barrel, ranging from a weekly low of $23.43 per barrel to a high of $29.89 per barrel. Slower economic growth and higher OPEC production levels contributed to an increase in inventories and a moderation in oil prices. Although oil prices fell in the three months ended September 30, 2001 compared with the three months ended September 30, 2000, prices were generally above OPEC's self-declared target zone.

    During the three months ended September 30, 2001, natural gas prices averaged $2.69/MMBtu, down significantly compared with the $4.49/MMBtu average price for the three months ended September 30, 2000. Weekly prices during the third quarter of 2001 ranged from a high of $3.23/MMBtu to a low of $1.82/MMBtu. The decline in natural gas prices was driven by a decline in demand for natural gas, slowing U.S. economic growth and reduced storage injection demand, offset only partially by increased demand from fuel switching back to natural gas. A modest increase in production also contributed to the decline in prices. By the end of the quarter, it became apparent that natural gas storage levels at the beginning of the winter 2001/2002 withdrawal season would likely approach historic highs.

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


                               Three Months Ended           Nine Months Ended
                                 September 30,                September 30,
                           --------------------------    --------------------------
                              2001            2000           2001           2000
                           -----------    -----------    -----------    -----------
U.S.  - Land                     1,093            829          1,046            728
U.S.  - Offshore                   149            154            161            137
Canada                             323            313            363            335
                           -----------    -----------    -----------    -----------
  North America                  1,565          1,296          1,570          1,200
                           -----------    -----------    -----------    -----------
Latin America                      264            247            265            216
North Sea                           57             51             55             44
Other Europe                        39             39             38             38
Africa                              53             47             54             44
Middle East                        186            161            177            153
Asia Pacific                       158            149            155            137
                           -----------    -----------    -----------    -----------
  Outside North America            757            694            744            632
                           -----------    -----------    -----------    -----------
Worldwide                        2,322          1,990          2,314          1,832
                           ===========    ===========    ===========    ===========


U.S.  Workover Rigs              1,227          1,027          1,233          1,034
                           ===========    ===========    ===========    ===========


OUTLOOK

    While reading the Company's outlook set forth below, caution is advised that the factors described above in "-Forward Looking Statements" and "-Business Environment" could negatively impact the Company's expectations for oil demand, oil and gas prices and drilling activity.

    Oil - Through the fourth quarter of 2001, oil prices are expected to be influenced primarily by expectations for U.S. and world economies and OPEC's willingness and ability to control production to achieve its price targets. Other factors that could influence prices include changes in non-OPEC oil supply, exports of oil from Iraq, political- or military-based supply disruptions, and weather. Oil prices are expected to weaken throughout the fourth quarter of 2001 and into the first half of 2002. If OPEC is willing and able to act aggressively to support prices and if the U.S. and world economies do not weaken significantly, the decline is likely to be more modest. On the other hand, if OPEC is unwilling or unable to act aggressively to support prices and if the U.S. and world economies weaken, oil prices could weaken significantly.

    Natural Gas - U. S. natural gas prices are expected to average between $2.50-$3.30/MMBtu in the fourth quarter of 2001 with possible weather-driven price spikes above or below this range. In the fourth quarter of 2001 and throughout 2002, prices are expected to be influenced by U.S. economic activity, particularly in those industrial segments of the U.S. economy that consume natural gas; demands for electricity; deviations of the weather from normal patterns; the natural gas storage levels at the end of the winter 2001/2002 withdrawal season; and expectations regarding the ability of the industry to inject enough gas during the summer of 2002 to meet demands during the winter of 2002/2003. Lower natural gas prices in the second half of 2002 are expected to result in decreased North American natural gas-directed drilling activity in the fourth quarter of 2001 and into the first half of 2002, which is, in turn, expected to result in reduced North American natural gas production capacity.

    Customer Spending - Based upon the Company's discussions with its major customers and review of published industry surveys and reports, anticipated customer spending trends are as follows:

    o North America - In the fourth quarter of 2001, customer spending is expected to decrease from the third quarter of 2001. Spending in North America is expected to be down 15-20% in 2002 compared with 2001.

    o Outside North America - Customer spending directed at developing oil supplies is expected to continue to increase modestly through the fourth quarter of 2001 and into the first half of 2002.

RESULTS OF OPERATIONS

REVENUES

    Revenues for the three months ended September 30, 2001 increased 6.1% to $1,436.0 million compared with revenues of $1,353.7 million for the three months ended September 30, 2000. Excluding revenues from Western Geophysical, the Company's seismic division that was contributed to a venture in November 2000, revenues increased 22.4% for the three months ended September 30, 2001 compared with the three months ended September 30, 2000.

    Oilfield revenues, excluding Western Geophysical, increased 23.4% to $1,348.8 million for the three months ended September 30, 2001 compared with revenues of $1,092.6 million for the three months ended September 30, 2000. Geographically, Oilfield revenues in North America, which account for 45.5% of total Oilfield revenues, increased 35.0% for the three months ended September 30, 2001 compared with the three months ended September 30, 2000. This increase reflects the increased drilling activity in this area, as evidenced by a 20.8% increase in the North American rig count, and improved pricing for the Company's products and services. Outside North America, Oilfield revenues increased 15.2% for the three months ended September 30, 2001 compared with the three months ended September 30, 2000. This increase reflects the ongoing improvement in international drilling activity, particularly in Latin America, the North Sea, the Middle East and Asia Pacific.

    Revenues for the nine months ended September 30, 2001 increased 4.1% to $4,006.5 million compared with revenues of $3,850.0 million for the nine months ended September 30, 2001. Excluding revenues from Western Geophysical, revenues increased 22.4% for the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000. Revenues were impacted by significantly higher drilling activity levels worldwide and improved pricing for the Company's products and services.

GROSS MARGIN

    Gross margin for the three months ended September 30, 2001 and 2000 was 29.7% and 24.7%, respectively. Excluding Western Geophysical, gross margin for the three months ended September 30, 2001 and 2000 was 29.7% and 26.1%, respectively. Gross margin for the nine months ended September 30, 2001 and 2000 was 28.6% and 22.7%, respectively. Excluding Western Geophysical, gross margin for the nine months ended September 30, 2001 and 2000 was 28.6% and 25.0%, respectively. The improvements in gross margin are primarily the result of pricing improvements for the Company's products and services, primarily in North America, and higher utilization of the Company's assets. In addition, productivity gains at every Oilfield division and continued cost management measures throughout the Company contributed to the improvement.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expense as a percentage of consolidated revenues was 15.0% and 13.9%, for the three months ended September 30, 2001 and 2000, respectively. Excluding Western Geophysical, SG&A expense as a percentage of consolidated revenues for the three months ended September 30, 2001 and 2000 was 15.0% and 15.1%, respectively. SG&A expense as a percentage of consolidated revenues for the nine months ended September 30, 2001 and 2000 was 15.4% and 14.7%, respectively. Excluding Western Geophysical, SG&A expense as a percentage of consolidated revenues for the nine months ended September 30, 2001 and 2000 was 15.4% and 16.6%, respectively. These decreases in SG&A expense as a percentage of consolidated revenues are primarily due to a higher revenue base and the fact that SG&A expenses are generally more fixed in nature.

UNUSUAL CHARGES

2001

     During the third quarter of 2001, the Company recognized a pre-tax gain of $3.4 million on the disposition of its interest in a joint venture. The Company received net proceeds of $6.0 million that were used to repay outstanding indebtedness.

    During the first quarter of 2001, the Company recorded an unusual charge of $7.0 million. The cash provision of the charge totaled $6.0 million and consisted of severance costs for approximately 100 employees relating to the restructuring of the Baker Process operations in Germany. No payments were made during the first quarter of 2001, $0.3 million was paid in the second quarter of 2001, and $0.4 million was paid in the third quarter of 2001. Based on current estimates, the Company expects that $0.6 million of the accrued severance will be paid during the fourth quarter of 2001, with the remainder paid during 2002 as the employees leave the Company.

2000

    In October 2000, the Company's Board of Directors approved the Company's plan to substantially exit the oil and gas exploration business, resulting in an unusual charge of $105.0 million. The cash provision of the charge totaled $13.3 million and consisted of $5.5 million of severance costs for approximately 50 employees and $7.8 million for other contractual obligations. Of the total cash charge of $13.3 million, $5.2 million has been paid through September 30, 2001. The remaining accrual will be paid out as the employees leave the Company or according to the contractual obligations.

INTEREST EXPENSE

    Interest expense for the three and nine months ended September 30, 2001 decreased $13.3 million and $35.1 million, respectively, compared with the three and nine months ended September 30, 2000. These decreases were primarily due to lower debt levels. Average commercial paper and money market borrowings for the three and nine months ended September 30, 2001 were $365.8 million and $283.3 million, respectively, compared with average commercial paper and money market borrowings for the three and nine months ended September 30, 2000 of $988.9 million and $1,042.5 million, respectively. The reduction in commercial paper and money market borrowings from corresponding prior year periods was primarily due to the cash proceeds received from the formation of Western GECO in November 2000 and cash flow from operations.

GAIN ON TRADING SECURITIES

    In the fourth quarter of 1999, the Company announced its intention to sell its holdings of Varco International, Inc. ("Varco") and reclassified these holdings from available for sale securities to trading securities. During the three and nine months ended September 30, 2000, the Company recorded pre-tax gains (losses) of $(3.1) million and $14.1 million, respectively. As of September 30, 2000, the Company had disposed of all of its Varco holdings.

INCOME TAXES

    The effective income tax rate for the three months ended September 30, 2001 and 2000 was 33.4% and 36.3%, respectively. The effective income tax rate for the nine months ended September 30, 2001 and 2000 was 33.5% and 34.4%, respectively. These rates differ from the statutory income tax rate of 35.0% due to lower taxes from international operations, partially offset by the non-deductibility of certain goodwill amortization.

CAPITAL RESOURCES AND LIQUIDITY

OPERATING ACTIVITIES

    Net cash inflows from operating activities were $456.9 million and $399.1 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in cash flow is primarily due to increased profitability and improved balance sheet management.

INVESTING ACTIVITIES

    Net cash outflows from investing activities were $148.8 million and $238.2 million for the nine months ended September 30, 2001 and 2000, respectively.

    Expenditures for capital assets totaled $204.7 million and $452.2 million for the nine months ended September 30, 2001 and 2000, respectively. Excluding Western Geophysical, expenditures for capital assets were $204.7 million and $205.7 million for the nine months ended September 30, 2001 and 2000, respectively. The Company currently expects 2001 capital expenditures to be between $300.0 million to $315.0 million excluding any acquisitions. Funds provided from operations and available lines of credit are expected to be adequate to meet future capital expenditure requirements.

    Proceeds from the disposal or sale of assets generated $55.9 million and $141.3 million for the nine months ended September 30, 2001 and 2000, respectively. Proceeds from the sale of the Company's Varco holdings generated $72.7 million in the nine months ended September 30, 2000.

    The words "expected" and "expects" are intended to identify Forward-Looking Statements in "Investing Activities." See "-Forward-Looking Statements" and "-Business Environment" above for a description of risk factors related to these Forward-Looking Statements.

FINANCING ACTIVITIES

    Net cash outflows from financing activities were $300.3 million and $127.6 million for the nine months ended September 30, 2001 and 2000, respectively.

    On May 28, 2001, the Company redeemed its outstanding Liquid Yield Options Notes at a redemption price of $786.13 per $1,000 principal amount, for a total of $301.8 million. The redemption was funded through the issuance of commercial paper. The Company anticipates that the redemption will not have a significant impact on interest expense in future periods.

    Total debt outstanding at September 30, 2001 was $1,834.9 million compared with $2,062.9 million at December 31, 2000. Debt was repaid using cash flow from operations and $55.9 million in proceeds from the disposal or sale of assets. The debt to equity ratio was 0.56 at September 30, 2001 compared with 0.68 at December 31, 2000.

    At September 30, 2001, the Company had $1,278.3 million of credit facilities with commercial banks, of which $800.5 million was committed. These facilities are subject to normal banking terms and conditions that do not significantly restrict the Company's activities.

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

    During 1997, the Company began a multi-year initiative designed to develop and implement an enterprise-wide software system. The initiative, named "Project Renaissance," utilizes SAP R/3 as its software platform across all significant operations of the Company. SAP R/3 is programmed to process in Euros for most of the Company's accounting, financial and operational functions, and the Company expects that the implementation of this system will address its Euro issues in these areas. Because the Company has engaged in this implementation for operational purposes and not solely to address Euro issues, the Company has not separately determined the cost of converting these systems for use with the Euro. These Euro conversion costs are embedded in the cost of Project Renaissance and are not susceptible to separate quantification. The Company has completed or will complete implementation of SAP R/3 in its major European operations prior to December 31, 2001. In operations where SAP R/3 will not be implemented, the Company will make certain modifications to its legacy computer systems, or replace them, to address certain Euro conversion issues. The Company began converting certain legacy currency based financial records to the Euro beginning in January 2001, and as of October 31, 2001, had completed a conversion of all significant operations. The financial records of the remaining operations are expected to be converted by December 15, 2001.

    The Company continues to assess the impact of the Euro on its operations and financial, accounting and operational systems. The Company does not presently anticipate that the transition to the Euro will have a significant impact on its results of operations, financial position or cash flows.

    The words "anticipate," "will," "may," and "expects" are intended to identify a Forward-Looking Statement in " - Euro Conversion." The Company's anticipation regarding the lack of significance of the Euro introduction on the Company's operations is only its forecast regarding this matter. This forecast may be substantially different from actual results, which are affected by factors such as the following: unforeseen difficulties in remediating specific computer systems to accommodate the Euro due to the complexity of hardware and software; the failure of the Company to implement SAP R/3 or another Euro compliant computer system in a geographic location that prices in Euros; the inability of third parties to adequately address their own Euro systems issues, including vendors, contractors, financial institutions, U.S. and foreign governments and customers; the delay in completion of a phase of the Company's remediation of a computer system to accommodate the Euro necessary to begin a later phase; the discovery of a greater number of hardware and software systems or technologies with material Euro issues than the Company presently anticipates; and the lack of alternatives that the Company previously believed existed.

          ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES


    During the quarter, the Company entered into two crude oil contracts (costless collars) to mitigate price risk associated with the Company's interest in an oil producing property in Nigeria. Both contracts used Dated Brent as the reference commodity. The Company entered into the first contract on August 2, 2001. This contract established a cap of $27.00 and a floor of $23.25 for the five-month period ending December 31, 2001. The Company entered into the second contract on September 14, 2001. This contract established a cap of $27.50 and a floor of $23.50 for the six-month period ending June 30, 2002. The fair market value of these contracts at September 30, 2001 resulted in an asset of $1.1 million and an asset $2.7 million, respectively. Due to the value of the contracts and the Company's opinion that current oil prices would not be sustainable, the Company elected to terminate these contracts prior to their maturity date. Accordingly, both contracts were terminated on October 3, 2001, and the Company received a cash payment of $4.4 million.

    At September 30, 2001, the Company had entered into foreign currency forward contracts with notional amounts of $0.4 million, $5.1 million and $0.8 million to hedge exposure to currency fluctuations in the Euro, Canadian Dollar and Indonesian Rupiah, respectively. At September 30, 2001, the fair market value of these forward contracts, based on quoted market prices for contracts with similar terms and maturity dates, was a $0.2 million liability.

    Certain borrowings of the Company are denominated in currencies other than its functional currency. At September 30, 2001, these nonfunctional currency borrowings totaled $14.7 million with exposures primarily between the U.S. Dollar and the Euro, the Saudi Riyal, the Brazilian Real and the Thai Baht. A 10% appreciation of the U.S. Dollar against these currencies would not have a significant effect on the future earnings of the Company.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

    The Company has been named as a defendant in a number of shareholder class action securities fraud suits that purported stockholders of the Company filed shortly after the Company's announcement on December 8, 1999 regarding the accounting issues that the Company discovered at its Baker Hughes INTEQ division. These suits were consolidated into one lawsuit in the federal district court for the Southern District of Texas pursuant to the Private Securities Litigation Reform Act of 1995. The court dismissed this suit in March 2001, and the plaintiffs filed an appeal with respect to the dismissal in April 2001 in the U.S. Fifth Circuit Court of Appeals. The Company believes the allegations in this suit are without merit and that the plaintiffs will be unsuccessful in their appeal. The Company intends to vigorously contest the appeal and defend the suit if the plaintiffs are successful on appeal. Even so, an adverse outcome on appeal and in any subsequent litigation could have an adverse impact on the Company's results of operations or financial condition.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

       3.2 Bylaws, as amended on October 25, 2001.

    (b) Reports on Form 8-K:

       A Current Report on Form 8-K was filed with the Commission on July 6, 2001, reporting the issuance of a press release whereby the Company had offered to consent to the entry of a cease-and-desist order with the U.S. Securities and Exchange Commission.

       A Current Report on Form 8-K was filed with the Commission on September 12, 2001, reporting the issuance by the Commission of the order in the Administrative Proceeding related to the matter reported in the Current Report on Form 8-K filed on July 6, 2001.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      BAKER HUGHES INCORPORATED
                                      (REGISTRANT)



Date:  November 13, 2001              By:  /s/ G. STEPHEN FINLEY
                                      ------------------------------------------
                                      Sr. Vice President - Finance and
                                      Administration and Chief Financial Officer
                                      (principal financial officer)


Date:  November 13, 2001              By:  /s/ ALAN J. KEIFER
                                      ------------------------------------------
                                      Vice President and Controller
                                      (principal accounting officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

  3.2                Bylaws, as amended on October 25, 2001.