Form 10-K
period 2001-12-31
BAKER HUGHES INC
filed 2002-03-13
CIK 808362

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 ---------------

                          Commission File Number 1-9397

                                 ---------------

                            BAKER HUGHES INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)

             DELAWARE                                    76-0207995
    (State or Other Jurisdiction              (IRS Employer Identification No.)
 of Incorporation or Organization)

3900 ESSEX LANE, SUITE 1200, HOUSTON, TEXAS              77027-5177
 (Address of Principal Executive Offices)                (Zip Code)

       Registrant's Telephone Number, Including Area Code: (713) 439-8600

                                 ---------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
        Title of Each Class                         On Which Registered
        -------------------                        ---------------------
Common Stock, $1 Par Value Per Share              New York Stock Exchange
                                                      Pacific Exchange
                                                       Swiss Exchange

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                ---------------

    At March 1, 2002, the registrant has outstanding 336,743,642 shares of Common Stock, $1 par value. The aggregate market value of the Common Stock on such date (based on the closing price on February 28, 2002 reported by the New York Stock Exchange) held by nonaffiliates was approximately $11,869,371,200.

                                ---------------

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Registrant's 2001 Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2002 are incorporated by reference into Part III.


================================================================================

                                     PART I

ITEM 1. BUSINESS

    Baker Hughes Incorporated (the "Company") is a Delaware corporation engaged in the oilfield and process industries. In addition, the Company manufactures and sells other products and provides services to industries that are not related to the oilfield or continuous process industries. The Company conducts certain of its operations through subsidiaries, affiliates, ventures, partnerships or alliances. The Company was formed in April 1987 in connection with the combination of Baker International Corporation and Hughes Tool Company. The Company acquired Western Atlas Inc. ("Western Atlas") in a merger completed on August 10, 1998.

    As used herein, the "Company" may refer to Baker Hughes Incorporated or its subsidiaries. The use of the terms Company and Baker Hughes are not intended to connote particular corporate status or relationships.

    For additional industry segment information for the three years ended December 31, 2001, see Note 10 of the Notes to Consolidated Financial Statements in Item 8 herein.

OILFIELD

    The Oilfield segment of the Company consists of six operating divisions:
Baker Atlas, Baker Hughes INTEQ, Baker Oil Tools, Baker Petrolite, Centrilift and Hughes Christensen. The Company, through its Oilfield segment, is a major supplier of wellbore-related products, technology services and systems to the oil and gas industry on a worldwide basis and provides equipment, products and services for drilling, formation evaluation, completion and production of oil and gas wells. These divisions have been aggregated because the long-term financial performance of these divisions is affected by similar economic conditions and the consolidated results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The principal markets for this segment include all major oil and gas producing regions of the world, including North America, Latin America, Europe, Africa, the Middle East and the Far East.

    Baker Atlas. The Company, through its Baker Atlas division, is a premier provider of a complete range of downhole well logging technology and services, including advanced formation evaluation, production and reservoir engineering and petrophysical and geophysical data acquisition services. In addition, the Company provides perforating and completion technologies, pipe recovery and data management, processing and analysis. This diverse range of services is applicable through the life cycle of a reservoir - initially, in support of the drilling process, continuing through the prospect evaluation and appraisal phase and finally, to production and reservoir management. In performing well logging services, the Company transmits electronic instrumentation and sensor packages into the borehole by means of an electrical wireline, drill pipe, coiled tubing or well tractor. The surface-controlled instrumentation gathers measurements, collects samples and performs experiments downhole. The measurements are recorded digitally and can be displayed on a continuous graph, or well log, against depth or time. These well logs are processed, analyzed and interpreted to determine physical attributes of the well, which can indicate the volume of hydrocarbon present, the extent of the reservoir and its producibility. Perforating services are offered by both Baker Atlas and the Company's Baker Oil Tools division and provide a pathway through the casing and cement sheath in wells so that the hydrocarbon can enter the wellbore from the formation. These services and information that these divisions provide allow oil and gas companies to define, reduce and manage their risk. The Company's largest competitors in the downhole logging and perforating markets include Schlumberger Limited ("Schlumberger") and Halliburton Company ("Halliburton").

    Baker Hughes INTEQ. The Company, through its Baker Hughes INTEQ division, is a major supplier of real-time drilling and evaluation services to the oil and gas industry. These services include directional and horizontal drilling technologies, drilling fluid systems, logging-while-drilling, measurement-while-drilling, mud logging, coring and subsurface surveying. The Company provides high-end technology solutions that oil and gas companies require to drill complex wells in challenging reservoir environments. Baker Hughes INTEQ is an industry leader in the design and planning of wells that incorporate complex trajectories set to intercept multiple reservoir targets. As exploration and development is increasingly conducted in the costlier offshore deepwater areas, there is an increased demand for the Company's drilling technology to reduce cost through optimized performance. In the upper hole sections of an oil and gas well, the Company's survey services and high performance drilling motors can help to provide safe and efficient drilling of the formations. In the directional portion of the well, the Company's rotary steering technology is combined with logging-while-drilling technology to allow clients to drill three-dimensional well trajectories while taking measurements to evaluate the formations drilled. The measurements are transmitted to the surface through the use of pulse telemetry, a system where differential pressure patterns are transmitted through a fluid column to the surface for decoding. The Company's visualization technology at the surface allows this real-time data to be overlaid on images of the reservoir, permitting engineers to steer the well while watching graphical representation of the drilling assembly moving through the reservoir. These technologies allow access to, and the efficient drilling of, reservoirs that could not have been developed effectively five years ago. The Company competes principally with Halliburton and Schlumberger in these products and services.

    The Company, through its Baker Hughes INTEQ division, also produces and markets drilling fluids (muds) and specialty chemicals and provides technical services for the use of the muds and chemicals in oil and gas well drilling. Drilling fluids typically contain barite or bentonite and may use a water or oil base. The main purpose of the drilling fluid is to provide stability within the wellbore by cleaning the bottom of a hole as it removes cuttings and transports them to the surface, by cooling the bit and drill string, by controlling formation pressures and by sealing porous well formations. To provide optimized stability and future oil production, a fluid is often customized for a wellbore as the well-site engineer monitors the interaction between the drilling fluid and the formation. The Company also furnishes on-site, around-the-clock laboratory analysis and examination of circulated and recovered drilling fluids and recovered drill cuttings to detect the presence of hydrocarbons and identify the formations penetrated by the drill bit. The Company's principal competitors for these products and services are Smith International, Inc. ("Smith") and Halliburton.

    Baker Oil Tools. The Company, through its Baker Oil Tools division, is a premier provider of downhole completion, workover and fishing equipment and services. Downhole completion product lines include packers, flow control equipment, subsurface safety valves, liner hangers and sand control systems. Packers are used in the wellbore to seal the space between the production tubing and the casing, to protect the casing from reservoir pressures and corrosive formation fluids and to maintain the separation of production zones. Casing is steel pipe used to line the well bore to keep the wall of the drilled hole from caving in, to prevent fluids from moving from one formation to another and to improve the efficiency of extracting oil and gas from producing wells. Production tubing is the pipe through which the oil and gas flows from the producing zone under the ground to the surface of the well. Flow control equipment provides additional means to control and adjust the flow of downhole fluids from producing zones, while subsurface safety valves shut off all flow of fluids to the surface in the event of an emergency. New technology developments in this area include intelligent completion systems, which can provide lower customer operating costs through remote actuation and the opportunity for enhanced production by controlling selective zone production based on real time reservoir data. The Company is a major worldwide manufacturer and provider of packers, flow control and safety valve equipment. Its principal competitors in this area are Halliburton, Schlumberger and Weatherford International Inc. ("Weatherford").

    The Company also manufactures and sells liner hanger systems which the Company's customers use to suspend and set strings of casing pipe in wells. The Company's new technology developments in this area include multi-lateral completions systems, which provide multiple downhole casing pipes to be tied to one main wellbore casing pipe with pressure seal integrity. The Company is a leading worldwide producer of liner hangers and multi-lateral systems. Its primary competitors in this area are Halliburton and Weatherford.

    The Company offers sand control equipment (gravel pack tools, screens, fluids and pumping) and services that prevent sand from entering the wellbore and reducing productivity. The Company has expanded its marine vessel, high pressure, "frac-pack" service capabilities. The frac-pack service involves injecting fluids and propants into the formation to expand the formation and increase the rate of production. Propants are spherical-shaped particles (generally made of a silicant) that, when forced into fissures in the formation, expand the fissures and maintain the expansion. The Company's new technology developments in this area include expanding solid and sand screen pipe technologies. By expanding pipe and screen downhole, the internal flow areas are increased, which, in turn, allows for enhanced production. The Company is a leading provider of sand control equipment and services. Its primary competitors are Halliburton, Schlumberger and BJ Services Company.

    For the workover segment of the market, the Company provides mechanical services tools and inflatable packers. The inflatable products enable thru-tubing remedial operations that utilize coiled tubing rigs. The inflatable packers are also used in the open hole environment for testing the potential of a well during the drilling phase prior to the installation of casing. The inflatable packers also become an integral part of the casing (external casing packer) to provide zone separation. The Company's primary competitors for these product lines are Halliburton, Schlumberger and Weatherford.

    The Company also provides fishing equipment and services using specialized tools to locate, dislodge and retrieve twisted off, dropped or damaged pipe, tools or other objects from inside the wellbore, potentially hundreds or thousands of feet below the surface. In addition, milling, cutting and whipstock services are offered to clean out wellbores or mill windows in the casing to drill a sidetrack, or multi-lateral well. The Company's fishing services are also offered in a thru-tubing product line, making it compatible with coiled tubing workover operations. The Company is a leading provider of fishing services. Its major competitors are Weatherford and Smith.

    The Company also provides other completion, remedial and production products and services, including control systems for surface and subsurface safety valves and surface flow lines and flow regulators and packers used in secondary recovery waterflood projects. The Company's primary competitors are Halliburton and Schlumberger.

    Baker Petrolite. The Company, through its Baker Petrolite division, is a premier provider of oilfield specialty chemicals and integrated chemical technology solutions for petroleum production, transportation and refining. Chemicals that the Company provides include specialty chemicals that production segments of the petroleum industry use, as well as industrial chemicals that customers use in refining, wastewater treatment and cooling and boiler water processes. The Company also provides chemical technology solutions to other industrial markets throughout the world including petrochemicals, fuel additives, plastics, imaging, adhesives, steel and crop protection. The Company believes that its primary competitors are Ondeo Nalco Energy Services, LP and the Betz Dearborn division of Hercules, Inc.

    Centrilift. The Company, through its Centrilift division, is a market leader for oilfield electric submersible pumping systems, which help raise oil to the surface. These pumping systems consist of an electric submersible pump placed inside the oil well near the productive formation, power and control cables between the pump and the surface and a surface control system. The Company manufactures the critical components of the systems, including variable speed motor controllers and specialty armored power cables designed for oilfield use. Its major competitor is Schlumberger.

    Hughes Christensen. The Company, through its Hughes Christensen division, is a leading manufacturer and marketer of Tricone(R) roller cone drill bits and polycrystalline diamond compact fixed cutter bits for the worldwide oil, gas, mining and geothermal industries. The Company believes that its principal competitors in this area are Smith, Halliburton and Schlumberger for oil and gas applications, and Sandvik Smith and Varel International, Inc. for other applications.

PROCESS

    The Process segment of the Company consists of two operating divisions:
EIMCO Process Equipment and BIRD Machine. Through its Process segment, the Company manufactures, markets and services a broad range of separation and treatment solutions and continuous and batch centrifuges and specialty filters to a wide range of markets.

    EIMCO Process Equipment. The Company, through its EIMCO Process Equipment division ("EIMCO"), provides a broad range of separation and treatment solutions to a wide range of process industries including minerals processing, power generation, pulp and paper production, municipal water and wastewater, industrial water and wastewater, chemical processing, steel production and refining. EIMCO designs, manufactures and installs customer-specific solutions that can improve process performance and productivity. The Company's product lines include vacuum filters (drum, disc and horizontal belt filters), pressure filters (filter presses and belt presses), sedimentation products (thickeners, hi-rate thickeners, Deep Cone(TM) paste thickeners, E-Cat(TM) clarifier thickeners and EIMCO(R) clarifiers), Wemco(R) flotation cells, Pyramid(TM) column cells, biological treatment equipment (Carrousel(R) system, aerators, digestors and Advent integral systems), KnowledgeScape(R) process control systems and specialty equipment (solvent-oil dewaxer and ClariDisc(R) filters). EIMCO has one of the largest bases of installed equipment in the industry. The Company's principal competitors include Krauss Maffei, Outokumpu, Metso Minerals (formerly Svedala), U.S. Filter, Westec and Ahlstrom.

    BIRD Machine. The Company, through its BIRD Machine division, manufactures a broad range of continuous and batch centrifuges and specialty filters, which are each widely used in the municipal, industrial, chemical, minerals and pharmaceutical markets to separate, dewater or classify process and waste streams. The Company's principal competitors in its continuous centrifuge product line are Alfa-Laval/Sharples Tomoe, Westfalia and Flottweg. There are numerous small and large companies that compete in the batch centrifuge and filter product lines.

    The Company provides parts, repairs and services for all of its process equipment product lines through a global network of personnel and facilities strategically located to serve the customer community. The Company also offers equipment and operation services for processes that utilize many of the Company's process equipment product and service lines.

    Petreco. The Company has a 49% interest in the voting power of Petreco, an entity created by the Company and Sequel Holdings, Inc. ("Sequel"). Petreco was formed in October 2001, and the Company contributed $16.6 million of net assets of the refining and production product line of its Process segment for the Petreco formation. Petreco sells process equipment to oil and gas production (including electrostatic de-salters and hydrocyclones) and refining applications.

WESTERN GECO

    The Company owns a 30% interest in a venture, Western GECO, formed in late 2000, with Schlumberger owning the remaining 70%. Western GECO is a leading provider of seismic data acquisition and processing services to assist oil and gas companies in evaluating the producing potential of sedimentary basins and in locating productive hydrocarbon zones. Seismic data is acquired by producing sound waves which move through the ground and are recorded by audio instruments. The recordings are then analyzed to determine the characteristics of the geologic formations through which the sound waves moved and the extent that oil and gas may be trapped in or moving through those formations. This analysis is known as a seismic survey. Western GECO conducts seismic surveys on land, in deep waters and across shallow-water transition zones worldwide. These seismic surveys encompass high-resolution, two-dimensional and three-dimensional surveys for delineating exploration targets. Western GECO also conducts time-lapse, four-dimensional seismic surveys for monitoring reservoir fluid movement over time. Seismic information can reduce field development and production costs by reducing turnaround time, lowering drilling risks and minimizing the number of wells necessary to explore and develop reservoirs. Western GECO's major competitors in providing these services are Compagnie Generale de Geophysique, Veritas DGC, Inc. and Petroleum Geo-Services ASA.

EXPLORATION AND PRODUCTION ACTIVITIES

    The Company owns a 40% interest in the OML-114 project (formerly OPL-230), a Nigerian oil and gas exploration and production operation. The Company's intent to hold or divest of this project could change in the future depending on the relative value of the project and the viability of an offer from a third party with respect to a proposed transaction regarding the project. The Company divested all of its other exploration and production properties in 2000 and 2001 and does not expect to actively pursue additional interests in exploration and production properties.

MARKETING, COMPETITION AND ECONOMIC CONDITIONS

    The Company markets the products of each of its principal industry segments primarily through the Company's own sales organizations on a product line basis, although certain of its products and services are marketed through supply stores, independent distributors or sales representatives. The Company ordinarily provides technical and advisory services to assist in its customers' use of the Company's products and services. Stockpoints and service centers for oilfield products and services are located in areas of drilling and production activity throughout the world. The Company markets its oilfield products and services in nearly all of the oil-producing countries. For process products and services, stockpoints and service centers are located near the operations of the Company's customers, and the Company markets process products and services throughout the world. In certain areas outside the United States, the Company utilizes licensees, sales representatives and distributors.

    The Company's products and services are sold in highly competitive markets, and its revenues and earnings can be affected by changes in competitive prices, fluctuations in the level of activity in major markets, general economic conditions and governmental regulation. The Company competes with the oil and gas industry's largest integrated oilfield service providers. The Company believes that the principal competitive factors in the industries that it serves are product and service quality, availability and reliability; health, safety and environmental standards; technical proficiency and price.

    Further information concerning marketing, competition and economic conditions is contained under the caption "Business Environment" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

INTERNATIONAL OPERATIONS

    The Company operates in over 70 countries worldwide, and its operations are subject to the risks inherent in doing business in multiple countries with various laws and differing political structures and situations. These risks include, but are not limited to, war, boycotts, political changes, terrorism, expropriation, foreign exchange or currency restrictions, taxes and changes in currency exchange rates. Although it is impossible to predict the likelihood of such occurrences or their effect on the Company, management believes these risks to be acceptable. However, there can be no assurance that an occurrence of any one or more of these events would not have a material adverse effect on the Company's operations.

RESEARCH AND DEVELOPMENT; PATENTS

    The Company is engaged in research and development activities directed primarily toward the improvement of existing products and services, the design of specialized products to meet specific customer needs and the development of new products and processes. For information regarding the amounts of research and development expense in each of the three years ended December 31, 2001, see
Note 14 of the Notes to Consolidated Financial Statements in Item 8 herein.

    The Company has followed a policy of seeking patent and trademark protection both inside and outside the United States for products and methods that appear to have commercial significance. The Company believes its patents and trademarks to be adequate for the conduct of its business, and while it regards patent and trademark protection important to its business and future prospects, it considers its established reputation, the reliability and quality of its products and the technical skills of its personnel to be more important. The Company aggressively pursues protection of its patents against patent infringement worldwide.

BUSINESS DEVELOPMENTS

OILFIELD

    In February 2002, the Company acquired Apollo Services, Inc. ("Apollo") for its Baker Hughes INTEQ division drilling fluids product line. Apollo is primarily engaged in the drying, injection and transfer of drill cuttings from oil and gas wells.

    In February 2002, the Company and Luna Innovations Incorporated ("Luna Innovations") formed a venture named Luna Energy, L.L.C. ("Luna Energy") to develop, manufacture, commercialize, sell, market and distribute downhole fiber optic and other sensors for oil and gas exploration, production, transportation and refining applications. The Company and Luna Innovations own 40% and 60% interests, respectively, in Luna Energy.

PROCESS

    In the year 2000, the Company had announced plans to sell Baker Process as an entire business unit, but has since determined that it would consider selling the Baker Process operations as individual units. The Company has separated the product lines comprising Baker Process into three separate operational business units to provide focus and to allow these business units to better meet the needs of their individual client bases. These operations were reconstituted into the three original business units that were put together in 1999 to form Baker
Process: EIMCO Process Equipment, BIRD Machine and a production and refining product line.

    On October 30, 2001, the Company and Sequel created an entity to operate under the name of Petreco International ("Petreco"). The Company contributed $16.6 million of net assets of the refining and production product line of its Baker Process segment to Petreco, consisting primarily of intangible assets, accounts receivable and inventories. Petreco profits are shared by the Company and Sequel in 49% and 51% interests, respectively. Sequel is entitled to a liquidation preference upon the liquidation or sale of Petreco.

EMPLOYEES

    At December 31, 2001, the Company had approximately 26,800 employees, as compared to approximately 24,500 employees at December 31, 2000. Approximately 2,370 employees at December 31, 2001, were represented under collective bargaining agreements that terminate at various times through September 30, 2006. The Company believes that its relations with its employees are satisfactory.

EXECUTIVE OFFICERS

    The following table shows as of March 6, 2002, the name of each executive officer of the Company, together with his age and all offices presently held with the Company.

NAME                    AGE

Michael E. Wiley        51          Chairman of the Board, President and Chief Executive Officer of the Company
                                    since August 2000.  Employed by Atlantic Richfield Company as President and
                                    Chief Operating Officer from 1997 to 2000 and as Executive Vice President from
                                    1997 to 1998.  Employed by Vastar Resources, Inc. as Chairman of the Board
                                    from 1994 to 2000 and President and Chief Executive Officer from 1996 to 1997.
                                    Employed by the Company in 2000.

Andrew J. Szescila      54          Senior Vice President and Chief Operating Officer of the Company since 2000.
                                    Employed as President of Baker Hughes Oilfield Operations from January to
                                    October 2000.  Served as Senior Vice President of the Company since 1997 and
                                    Vice President of the Company from 1995 to 1997.  Employed as President of
                                    Hughes Christensen Company from 1989 to 1997 and President of Baker Service
                                    Tools from 1988 to 1989.  Served as President of BJ Services International
                                    from 1987 to 1988. Employed by the Company in 1973.

George S. Finley        51          Senior Vice President - Finance and Administration and Chief Financial Officer
                                    of the Company since 1999.  Employed as Senior Vice President and Chief
                                    Administrative Officer of the Company from 1995 to 1999, Controller from 1987 to 1993 and Vice President from 1990 to 1995.  Served as Chief Financial
                                    Officer of Baker Hughes Oilfield Operations from 1993 to 1995.  Employed by the Company in 1982.

Alan R. Crain, Jr.      50          Vice President and General Counsel of the Company since October 2000.
                                    Executive Vice President, General Counsel and Secretary of Crown, Cork & Seal
                                    Company, Inc. from 1999 to 2000.  Vice President and General Counsel, 1996 to
                                    1999, and Assistant General Counsel, 1988 to 1996, of Union Texas Petroleum
                                    Holding, Inc.  Employed by the Company in 2000.

Greg Nakanishi          50          Vice President, Human Resources of the Company since November 2000.  Employed as President of GN Resources from 1989 to 2000.  Employed by the Company in
                                    2000.

Alan J. Keifer          47          Vice President and Controller of the Company since July 1999.  Employed as
                                    Western Hemisphere Controller of Baker Oil Tools from 1997 to 1999 and
                                    Director of Corporate Audit for the Company from 1990 to 1996.  Employed by the Company in 1990.

John A. O'Donnell       53          Vice President of the Company since 2000.  Employed as Vice President,
                                    Business Process Development, of the Company from 1997 to 2002; Vice
                                    President, Manufacturing, of Baker Oil Tools from 1990 to 1997 and Plant
                                    Manager of Hughes Tool Company from 1975 to 1990.  Employed by the Company in
                                    1975.

Ray Ballantyne          52          Vice President of the Company since 1998 and President, Baker Hughes INTEQ since 1999.  Employed as Vice President, Marketing, Technology and Business
                                    Development, of the Company from 1998 to 1999; Vice President, Worldwide
                                    Marketing, of Baker Oil Tools from 1992 to 1998 and Vice President,
                                    International Operations, of Baker Service Tools, from 1989 to 1992.  Employed by the Company in 1975.

David H. Barr           52          Vice President of the Company and President of Baker Atlas since 2000.
                                    Employed as Vice President, Supply Chain Management, of Cooper Cameron from
                                    1999 to 2000.  Mr. Barr also held the following position with the Company:
                                    Vice President, Business Process Development, from 1997 to 1998 and the following positions with Hughes Tool Company/Hughes Christensen:  Vice
                                    President, Production and Technology, from 1994 to 1997; Vice President,
                                    Diamond Products, from 1993 to 1994; Vice President, Eastern Hemisphere
                                    Operations, from 1990 to 1993 and Vice President, North American Operations,
                                    from 1988 to 1990.  Employed by the Company in 1972.

James R. Clark          51          Vice President of the Company and President of Baker Petrolite Corporation
                                    since 2001. President and Chief Executive Officer of Consolidated Equipment
                                    Companies, Inc. from 2000 to 2001 and President of Sperry-Sun from 1996 to
                                    1999. Employed by the Company in 2001.

William P. Faubel       46          Vice President of the Company and President of Centrilift since 2001.  Vice
                                    President, Marketing, of Hughes Christensen from 1994 to 2001 and served as
                                    Region Manager for various Hughes Christensen areas (both domestic and international) from 1986 to 1994. Employed by a predecessor of the Company,
                                    Hughes Tool Company, in 1977.

Edwin C. Howell         54          Vice President of the Company since 1995 and President of Baker Oil Tools since 1992. Employed as President of Baker Service Tools from 1989 to 1992 and
                                    Vice President - General Manager of Baker Performance Chemicals (the
                                    predecessor of Baker Petrolite) from 1984 to 1989. Employed by the Company in
                                    1975.

Douglas J. Wall         49          Vice President of the Company and President of Hughes Christensen since 1997.
                                    Served as President and Chief Executive Officer of Western Rock Bit Company
                                    Limited, Hughes Christensen's former distributor in Canada, from 1991 to 1997.
                                    Previously employed as General Manager of Century Valve Company from 1989 to
                                    1991 and Vice President, Contracts and Marketing, of Adeco Drilling &
                                    Engineering from 1980 to 1989. Employed by the Company in 1997.

    There are no family relationships among the executive officers of the Company.

ENVIRONMENTAL MATTERS

    The Company's operations are subject to U.S. federal, state and local regulations with regard to air and water quality and other environmental matters. The Company believes that it is in substantial compliance with these regulations. Regulation in this area continues to evolve and changes in standards of enforcement of existing regulations, as well as the enactment and enforcement of new legislation, may require the Company and its customers to modify, supplement or replace equipment or facilities or to change or discontinue present methods of operation.

    During the year ended December 31, 2001, the Company spent approximately $15.8 million to comply with U.S. federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment (collectively, "Environmental Regulations"). In the upcoming year ending December 31, 2002, the Company expects to spend a total of approximately $17 million to comply with the Environmental Regulations. Based upon current information, the Company believes that its compliance with Environmental Regulations will not have a material adverse effect upon the capital expenditures, earnings and competitive position of the Company because the Company has either made adequate reserves for such compliance expenditures or the cost to the Company for such compliance is expected to be small in comparison with the Company's overall net worth.

    The Company estimates that it will incur approximately $4 million in capital expenditures for environmental control equipment during the year ending December 31, 2002 and approximately $3 million in capital expenditures in 2003. The Company believes that capital expenditures for environmental control equipment for the years 2002 and 2003 will not have a material adverse effect upon the financial condition of the Company because the aggregate amount of these expenditures is expected to be small in comparison with the Company's overall net worth.

    The Comprehensive Environmental Response, Compensation and Liability Act (known as "Superfund") imposes liability for the release of a "hazardous substance" into the environment. Superfund liability is imposed without regard to fault and even if the waste disposal was in compliance with the then current laws and regulations. With the joint and several liability imposed under Superfund, a potentially responsible party ("PRP") may be required to pay more than its proportional share of such costs. The Company and several of its subsidiaries and divisions have been identified as PRPs at various sites discussed below. The United States Environmental Protection Agency (the "EPA") and appropriate state agencies are supervising investigative and cleanup activities at these sites.

    (a) Baker Petrolite Corporation ("Petrolite"), Hughes Christensen Company, a Baker Hughes INTEQ predecessor entity, Baker Oil Tools and a former subsidiary were named in April 1984 as PRPs at the Sheridan Superfund Site located in Hempstead, Texas. The Texas Natural Resource Conservation Commission ("TNRCC") is overseeing the remedial work at this site. The Sheridan Site Trust was formed to manage the site remediation, and the Company participates as a member of the Sheridan Site Trust. Sheridan Site Trust officials estimate the total remedial and administrative costs to be approximately $30 million, of which the Company's estimated contribution is approximately 2%.

    (b) In May 1987, Baker Performance Chemicals Incorporated (subsequently merged into Petrolite) entered into an Agreed Administrative Order with the Texas Water Commission (currently, the TNRCC) with respect to soil and groundwater contamination at the Odessa - Hillmont site located in Odessa, Texas. Baker Performance Chemicals used the site as a chemical blending plant. The contaminated soil has been removed and the site continues in the groundwater recovery and treatment phase at an annual cost to the Company of approximately $25,000.

    (c) In December 1987, a former subsidiary of the Company was named a respondent in an EPA Administrative Order for Remedial Design and Remedial Action associated with the Middlefield-Ellis-Whisman (known as "MEW") Study Area, an eight-square mile soil and groundwater contamination site located in Mountain View, California. Several PRPs for the site have estimated the total cost of remediation to be approximately $80 million. The conclusion of extensive investigations conducted by the Company's third-party environmental consultants is that the activities of the former subsidiary's operating facility in the MEW Study Area could not have been the source of any contamination in the soil or groundwater within the MEW Study Area. As a result of the Company's environmental investigations and a resulting report delivered to the EPA in September 1991, the EPA has informed the Company that no further work needs to be performed on the former subsidiary's site, and further, the EPA has indicated that it does not believe there is a contaminant source on the property. Although the Company's former subsidiary continues to be named in the EPA's Administrative Order, the Company believes the Administrative Order is not valid with respect to the Company's former subsidiary and is seeking the withdrawal of the Administrative Order with respect to that subsidiary.

    (d) In January 1996, the TNRCC named Petrolite as a PRP at the McBay Oil and Gas State Superfund Site in Grapevine, Texas. According to Petrolite's records, it sold product to McBay Oil and Gas Company, but did not transport waste to the site. Documentation of the product sales has been sent to the TNRCC. Based on available information, the Company does not believe that Petrolite has any liability for contamination at this site.

    (e) In July 1997, Petrolite was named by the EPA as a PRP at the Shore Refinery Site, Kilgore, Texas. According to Petrolite's records, it did not arrange for the disposal, treatment or transportation of hazardous substances or used oil in relation to the site, and to date, the EPA has not produced any documentation linking the Company or any of its subsidiaries or divisions to the environmental conditions at the site. The Company does not believe that it has any liability for contamination at this site.

    (f) In June 1999, the EPA named Hughes Tool Company (now known as Hughes Christensen) as a PRP at the Li Tungsten Site in Glen Cove, New York. The Company believes that it has contributed a de minimis amount of hazardous substance to the site and has responded to the EPA's inquiry. A third-party consultant is conducting investigative studies at the site to determine a suitable remedial action plan, as well as the total estimated cost for remediation.

    (g) In January 1999, Baker Oil Tools, Petrolite and predecessor entities of Petrolite were named as PRPs by the State of California's Department of Toxic Substances Control for the Gibson site in Bakersfield, California. The combined volume that Baker Hughes companies contributed to the site is estimated to be less than 0.5%. The preliminary cost estimate for remediation of the site is approximately $14 million.

    (h) In December 2000, the EPA named Petrolite as a PRP at the Casmalia Disposal Site, Santa Barbara County, California. The EPA estimated that the volumetric portion of waste the Teir Group of PRPs (of which Petrolite is a member) transported and placed at the site is less than 0.1% of the total material. The EPA has estimated the total cost of remediation to range from $225 million to $290 million. Petrolite is considered a de minimis contributor and is negotiating a settlement.

    (i) In 2001, Hughes Christensen (formerly Hughes Tool Company), Baker Oil Tools, Baker Hughes INTEQ and a former subsidiary of the Company were named as PRPs in the Force State Superfund Site located in Brazoria County, Texas. The TNRCC is overseeing the investigation and remediation at the Force State Site. Although the investigation of the site is incomplete, preliminary cost estimates for the closure of the site are approximately $3 million, with the total contribution from the Company's divisions estimated to be 25% of that cost.

    While PRPs in Superfund actions have joint and several liability for all costs of remediation, it is not possible at this time to quantify the Company's ultimate exposure because the projects are either in the investigative or early remediation stage. Based upon current information, the Company does not believe that probable or reasonably possible expenditures in connection with the sites described above are likely to have a material adverse effect on the Company's financial condition because:

    (1) the Company has established adequate reserves to cover the estimate the Company presently believes will be its ultimate liability with respect to the matter,

    (2) the Company and its subsidiaries have only limited involvement in the sites based upon a volumetric calculation, as described above,

    (3) other PRPs involved in the sites have substantial assets and may reasonably be expected to pay their share of the cost of remediation,

    (4) the Company has adequate resources, insurance coverage or contractual indemnities from third parties to cover the ultimate liability, and

    (5) the Company believes that its ultimate liability is small compared with the Company's overall net worth.

    The Company is subject to various other governmental proceedings and regulations, including foreign regulations, relating to environmental matters, but the Company does not believe that any of these matters is likely to have a material adverse effect on its financial condition or results of operation.

    "Environmental Matters" contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "will," "believe," "to be," "expects" and similar expressions are intended to identify forward-looking statements. The Company's expectations regarding its compliance with Environmental Regulations and its expenditures to comply with Environmental Regulations, including (without limitation) its capital expenditures on environmental control equipment, are only its forecasts regarding these matters. These forecasts may be substantially different from actual results, which may be affected by the following factors: changes in Environmental Regulations; unexpected, adverse outcomes with respect to sites where the Company has been named as a PRP, including (without limitation) the sites described above; the discovery of new sites of which the Company is not aware and where additional expenditures may be required to comply with Environmental Regulations; an unexpected discharge of hazardous materials in the course of the Company's business or operations; an acquisition of one or more new businesses; a catastrophic event causing discharges into the environment of hydrocarbons; and a material change in the allocation to the Company of the volume of discharge and a resulting change in the Company's liability as a PRP with respect to a site.

ITEM 2. PROPERTIES

    The Company operates 69 manufacturing plants, ranging in size from approximately 1,500 to 0.3 million square feet of manufacturing space. The total area of the plants is more than 3.8 million square feet, of which approximately
2.3 million square feet (62%) are located in the United States, 0.4 million square feet (10%) are located in the Western Hemisphere exclusive of the United States, 0.9 million square feet (23%) are located in Europe, and 0.2 million square feet (5%) are located in the Eastern Hemisphere exclusive of Europe. These manufacturing plants by industry segment and geographic area appear in the table below. The Company also owns or leases and operates various customer service centers and shops and sales and administrative offices throughout the geographic areas in which it operates.

                                     OTHER                      OTHER
                                    WESTERN                    EASTERN
                  UNITED STATES   HEMISPHERE      EUROPE      HEMISPHERE    TOTAL
                  -------------   ----------      ------      ----------    -----
  Oilfield              29            9              8            11          57
  Process                6            2              3             1          12

    The Company believes that its manufacturing facilities are well maintained. The Company also has a significant investment in service vehicles, rental tools, manufacturing and other equipment.

ITEM 3. LEGAL PROCEEDINGS

    The Company and its subsidiaries are involved in litigation or proceedings that have arisen in the Company's ordinary business activities. The Company insures against these risks to the extent deemed prudent by its management, but no assurance can be given that the nature and amount of such insurance will be sufficient to fully indemnify the Company against liabilities arising out of pending and future legal proceedings. Many of these insurance policies contain self-insured retentions in amounts the Company deems prudent.

    The Company has been named as a defendant in a number of shareholder class action suits filed by purported shareholders shortly after the Company's December 8, 1999 announcement regarding the accounting issues it discovered at its Baker Hughes INTEQ division. These suits, which seek unspecified monetary damages, have been consolidated in the federal district court for the Southern District of Texas pursuant to the Private Securities Litigation Reform Act of 1995. The Company filed Motions to Dismiss in both the shareholder derivative suit and the class action. The federal district court granted the Company's Motions on both actions. No appeal was filed in the shareholder derivative suit, but the class action case is currently on appeal at the U.S. Fifth Circuit Court of Appeals. The Company believes the allegations in these suits are without merit, and the Company intends to vigorously defend these lawsuits. Even so, an adverse outcome in this class action litigation could have an adverse effect on the Company's financial condition or results of operations.

    See also "Item 1. Business - Environmental Matters".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock, $1.00 par value per share (the "Common Stock"), of the Company is principally traded on The New York Stock Exchange. The Common Stock is also traded on the Pacific Exchange and the Swiss Exchange. At March 1, 2002, there were approximately 75,581 stockholders and approximately 23,314 stockholders of record.

    For information regarding quarterly high and low sales prices on the New York Stock Exchange for the Common Stock during the two years ended December 31, 2001 and information regarding dividends declared on the Common Stock during the two years ended December 31, 2001, see Note 15 of the Notes to Consolidated Financial Statements in Item 8 herein.

ITEM 6. SELECTED FINANCIAL DATA

    The Selected Financial Data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with "Item 8. Financial Statements and Supplementary Data" herein.

                                                                                                       THREE MONTHS
                                                                       YEAR ENDED                          ENDED       YEAR ENDED
                                                                       DECEMBER 31,                    DECEMBER 31,   SEPTEMBER 30,
                                                   --------------------------------------------------  -------------  -------------
   (In millions, except per share amounts)            2001         2000         1999          1998          1997          1997
   ---------------------------------------         ----------   ----------   ----------    ----------  -------------  -------------

    Revenues                                       $  5,382.2   $  5,233.8   $  4,936.5    $  6,310.6    $  1,572.8    $  5,343.6
    Costs and expenses:
      Cost of revenues                                3,831.8      4,009.6      4,009.8       5,138.4       1,156.3       4,188.2
      Selling, general and administrative               818.6        759.6        741.9         876.3         215.7         538.8
      Merger related costs                                 --           --         (1.6)        219.1            --            --
      Unusual charge                                      1.6         69.6          4.8         215.8            --          52.1
      Acquired in-process research and
         development                                       --           --           --            --            --         118.0
                                                   ----------   ----------   ----------    ----------    ----------    ----------
        Total                                         4,652.0      4,838.8      4,754.9       6,449.6       1,372.0       4,897.1
                                                   ----------   ----------   ----------    ----------    ----------    ----------
    Operating income (loss)                             730.2        395.0        181.6        (139.0)        200.8         446.5
    Equity in income (loss) of affiliates                45.8         (4.6)         7.0           6.7           1.9           2.8
    Interest expense                                   (126.4)      (173.3)      (167.0)       (149.0)        (24.5)        (91.4)
    Interest income                                      12.2          4.8          5.1           3.6           1.2           3.6
    Gain on trading securities                             --         14.1         31.5            --            --            --
    Spin-off related costs                                 --           --           --            --            --          (8.4)
                                                   ----------   ----------   ----------    ----------    ----------    ----------
    Income (loss) from continuing operations
      before income taxes, extraordinary loss
      and cumulative effect of accounting
      change                                            661.8        236.0         58.2        (277.7)        179.4         353.1
    Income taxes                                       (223.1)      (133.7)       (24.9)        (18.4)        (68.0)       (160.7)
                                                   ----------   ----------   ----------    ----------    ----------    ----------
    Income (loss) from continuing operations
      before extraordinary loss and cumulative
      effect of accounting change                       438.7        102.3         33.3        (296.1)        111.4         192.4
    Extraordinary loss                                   (1.5)          --           --            --            --            --
    Cumulative effect of accounting change                0.8           --           --            --            --         (12.1)
                                                   ----------   ----------   ----------    ----------    ----------    ----------
    Income (loss) from continuing operations            438.0        102.3         33.3        (296.1)        111.4         180.3
    Income (loss) from discontinued
      operations of UNOVA, Inc., net of tax                --           --           --            --           2.8        (154.9)
                                                   ----------   ----------   ----------    ----------    ----------    ----------
    Net income (loss)                              $    438.0   $    102.3   $     33.3    $   (296.1)   $    114.2    $     25.4
                                                   ==========   ==========   ==========    ==========    ==========    ==========
    Per share of common stock:
      Income (loss) from continuing
        operations before extraordinary loss
        and cumulative effect of accounting
        change
          Basic                                    $     1.31   $     0.31   $     0.10    $    (0.92)   $     0.35    $     0.64
          Diluted                                        1.30         0.31         0.10         (0.92)         0.34          0.63
      Dividends                                          0.46         0.46         0.46          0.46          0.12          0.46

    Financial Position:
      Working capital                              $  1,484.8   $  1,498.8   $  1,158.2    $  1,381.2    $  1,466.8    $  1,433.8
      Total assets                                    6,676.2      6,489.1      7,182.1       7,788.3       7,208.3       7,064.8
      Long-term debt                                  1,682.4      2,049.6      2,706.0       2,726.3       1,605.3       1,473.3
      Stockholders' equity                            3,327.8      3,046.7      3,071.1       3,165.1       3,483.4       3,455.7

NOTES TO SELECTED FINANCIAL DATA

(1) In August 1998, the Board of Directors of the Company approved a change in the fiscal year-end of the Company from September 30 to December 31, effective with the calendar year beginning January 1, 1998. A three-month transition period from October 1, 1997 through December 31, 1997 precedes the start of the 1998 fiscal year.

(2) See Note 6 of the Notes to Consolidated Financial Statements in Item 8 herein for a description of the Western GECO venture formed by the Company in November 2000.

(3) During 1998, the Company acquired WEDGE DIA-LOG, Inc. and 3-D Geophysical, Inc. for $218.5 million in cash and $117.5 million in cash, respectively. The Company also made several smaller acquisitions with an aggregate purchase price of $121.6 million. The purchase method of accounting was used to record these acquisitions. During the year ended September 30, 1997, the Company acquired Petrolite Corporation ("Petrolite") for 19.3 million shares of the Company's common stock and the assumption of Petrolite's outstanding vested and unvested employee stock options, resulting in total consideration of $751.2 million, and acquired Drilex International Inc. ("Drilex") for 2.7 million shares of the Company's common stock. The Petrolite acquisition was accounted for as a purchase, and the Drilex acquisition was accounted for using the pooling of interests method. In connection with the Petrolite acquisition, the Company wrote off $118.0 million of in-process research and development because the technological feasibility of the projects in-process had not been established, and there was no alternative future use at that date.

(4) In August 1998, the Company completed a merger with Western Atlas, Inc. ("Western Atlas") accounted for using the pooling of interests method. In connection with the merger, the Company recorded merger related costs of $219.1 million for transaction costs, employee related costs, integration costs, the write-off of the carrying value of a product line and the triggering of change in control rights contained in certain stock options plans of Western Atlas and the Company.

(5) See Note 2 of the Notes to Consolidated Financial Statements in Item 8 herein for a description of the unusual charges in 2001, 2000 and 1999. The unusual charge in 1998 consisted of cash charges for severance benefits, charges to combine operations and consolidate facilities, and environmental and litigation reserves. The noncash portion of the charge consisted of charges for impairment of inventory and rental tools, the write-down of a former consolidated joint venture, the write-off and write-down of certain assets, a ceiling test charge for the Company's oil and gas properties and a write-down of real estate held for sale. In 1998, the charges reflected in cost of revenues, selling, general and administrative expense and unusual charge were $305.0 million, $68.7 million and $215.8 million, respectively. The unusual charge in the year ended September 30, 1997 consisted of charges in connection with certain 1997 acquisitions to combine the acquired operations with those of the Company, the write-down of a low margin product line and the write-down of the Company's investment in a subsidiary held for sale to its net realizable value.

(6) See Note 1 of the Notes to Consolidated Financial Statements in Item 8 herein for a description of the cumulative effect of accounting change in 2001 related to the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. In the year ended September 30, 1997, the Company changed its method of accounting for the impairment of long-lived assets and for long-lived assets held for disposal.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements of the Company for the years ended December 31, 2001, 2000 and 1999 and the related Notes to Consolidated Financial Statements contained in
Item 8 herein.

FORWARD-LOOKING STATEMENTS

    MD&A and certain statements in the Notes to Consolidated Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (each a "Forward-Looking Statement"). The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "forecasts," "will," "could," "may" and similar expressions, and the negative thereof, are intended to identify forward-looking statements. Baker Hughes' expectations about its business outlook, customer spending, oil and gas prices and the business environment for the Company and the industry in general are only its forecasts regarding these matters. These forecasts may be substantially different from actual results, which are affected by the following factors: the effect of competition; the level of petroleum industry exploration and production expenditures; drilling rig and oil and gas industry manpower and equipment availability; the Company's ability to implement and effect price increases for its products and services; the Company's ability to control its costs; the availability of sufficient manufacturing capacity and subcontracting capacity at forecasted costs to meet the Company's revenue goals; the ability of the Company to introduce new technology on its forecasted schedule and at its forecasted cost; the ability of the Company's competitors to capture market share; world economic conditions; price of, and the demand for, crude oil and natural gas; drilling activity; weather; the legislative environment in the United States and other countries; Organization of Petroleum Exporting Countries ("OPEC") policy; war or extended period of conflict involving the United States, the Middle East and other major petroleum-producing or consuming regions; acts of war or terrorism, the development of technology that lowers overall finding and development costs; the condition of the capital and equity markets and the timing of any of the foregoing. See "Business Environment" for a more detailed discussion of certain of these factors.

    Baker Hughes' expectations regarding its level of capital expenditures described in "Liquidity and Capital Resources" below are only its forecasts regarding these matters. In addition to the factors described in the previous paragraph and in "Business Environment," these forecasts may be substantially different from actual results, which are affected by the following factors: the accuracy of the Company's estimates regarding its spending requirements; regulatory, legal and contractual impediments to spending reduction measures; the occurrence of any unanticipated acquisition or research and development opportunities; changes in the Company's strategic direction; the need to replace any unanticipated losses in capital assets and the factors listed in "Item 1. Business-Environmental Matters".

BUSINESS ENVIRONMENT

    The Company has eight operating divisions each with separate management teams and infrastructure that offer different products and services. The divisions have been aggregated into two reportable segments - "Oilfield" and "Process".

    The Oilfield segment consists of six operating divisions - Baker Atlas, Baker Hughes INTEQ, Baker Oil Tools, Baker Petrolite, Centrilift and Hughes Christensen - that manufacture and sell equipment and provide related services used in exploring for, developing and producing hydrocarbon reserves. The Oilfield segment also includes the Company's interest in an oil and gas property in Nigeria and its investment in Western GECO. In 2001, revenues from the Oilfield segment accounted for 94.1% of total revenues.

    The Process segment consists of two operating divisions - EIMCO Process Equipment and BIRD Machine - that manufacture and sell process equipment for separating solids from liquids and liquids from liquids through filtration, sedimentation, centrifugation and flotation processes.

    The business environment for the Company's Oilfield segment and its corresponding operating results can be significantly affected by the level of energy industry capital expenditures for the exploration and production of oil and gas reserves. These expenditures are influenced strongly by oil company expectations about the supply and demand for crude oil and natural gas products and by the energy price environment that results from supply and demand imbalances.

    Key factors currently influencing the worldwide crude oil and gas markets are:

o Production control - the degree to which OPEC nations and other large producing countries, such as Mexico, Norway, and Russia, are willing and able to control production and exports of crude oil to reduce supply and support their targeted oil price while meeting their market share objectives.

o Global economic growth - particularly the impact of the U.S. and Western European economies and economic activity in Japan, China, South Korea and the developing areas of Asia where the correlation between energy demand and economic growth is strong. The International Energy Agency forecasted in February 2001 worldwide oil demand growth of approximately 0.5%, compared with the 2.0% averaged for the 10 years ending December 2000. During 2001, the U.S. economy went into a recession that is expected to continue into 2002. An important factor in the global economic growth in 2002 is the timing and strength of the U.S. economic recovery.

o Oil and gas storage inventories - relative to historic levels. Inventory levels offer a measure of the balance between supply and demand. North American natural gas inventories at the beginning of November 2001 (the start of the 2001/2002 winter withdrawal season) were at record high levels. Continued high inventories, without an increase in demand, indicate a market that is amply supplied.

o Technological progress - in the design and application of new products that allow oil and gas companies to drill fewer wells and to drill, complete and produce wells faster and at lower cost.

o Maturity of the resource base - of known hydrocarbon reserves in the North Sea, U.S., Canada and Latin America.

o Pace of new investment - access to capital and the reinvestment of available cash flow into existing and emerging markets.

o Price volatility - the impact of widely fluctuating commodity prices on the stability of the market and subsequent impact on customer spending.

o Possible supply disruptions - from key oil exporting countries, including, but not limited to, Iraq, Saudi Arabia and other Middle Eastern countries, due to political instability or military activity.

o Weather - the impact of variations in temperatures as compared with normal weather patterns and the related effect on demand for oil and natural gas.

OIL AND GAS PRICES

    Generally, customers' expectations about their prospects from oil and gas sales and customers' expenditures to explore for or produce oil and gas rise or fall with corresponding changes in the prices of oil or gas. Accordingly, changes in these expenditures will normally result in increased or decreased demand for the Company's products and services in its Oilfield segment. Crude oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

                                                                           2001       2000        1999
                                                                        ---------   ---------   ---------
              West Texas Intermediate Crude ($/bbl)                     $   25.96   $   30.37   $   19.37
              U.S.  Spot Natural Gas ($/MMBtu)                               3.96        4.30        2.19

    Oil prices averaged $25.96/bbl in 2001, ranging from a low of $17.45/bbl to a high of $32.19/bbl. Slower economic growth and higher OPEC production levels contributed to an increase in inventories and a moderation in oil prices. Oil prices over the course of the year fell from levels above OPEC's self-declared targeted price zone in the first half of 2001 to levels below OPEC's targeted price zone in the second half of the year. In November 2001, OPEC abandoned defense of its targeted price zone as it sought cooperation with certain non-OPEC countries, particularly Russia, Norway and Mexico, to jointly reduce production in an effort to reduce inventories and support prices.

    During 2001, natural gas prices averaged $3.96/MMBtu, down from the $4.30/MMBtu average price for 2000. Prices ranged from a high of $10.20/MMBtu in January to a low of $1.74/MMBtu in November. The decline in natural gas prices was driven by a decrease in demand for natural gas due to slowing U.S. economic growth, offset only partially by increased demand from fuel switching back to natural gas. A modest increase in production also contributed to the decline in prices. At the beginning of the 2001/2002 withdrawal season, inventories were at record high levels following record storage injections during the summer of 2001. Mild weather and the U.S. recession continued to moderate demand and allowed year-over-year storage surpluses to grow through the remainder of 2001, resulting in softer prices.

RIG COUNTS

    The Company is engaged in the oilfield service industry providing products and services that are used in exploring for, developing and producing oil and gas reservoirs. When drilling or workover rigs are active, they consume the products and services produced by the oilfield service industry. The rig counts act as a leading indicator of consumption of products and services used in drilling, completing, producing and processing hydrocarbons.

    Rig count trends are governed by the exploration and development spending by oil and gas companies, which in turn is influenced by current and future price expectations for oil and natural gas. Rig counts therefore reflect the relative strength and stability of energy prices. The Company's rig counts are summarized in the table below as averages for each of the periods indicated and are based on weekly rig counts for the U.S. and Canada and monthly rig counts for all other areas.

                                                                      2001       2000        1999
                                                                      ----       ----        ----
             U.S. - Land                                              1,003        778        519
             U.S. - Offshore                                            153        140        106
             Canada                                                     341        345        245
                                                                      -----      -----      -----
               North America                                          1,497      1,263        870
                                                                      -----      -----      -----
             Latin America                                              262        227        186
             North Sea                                                   56         45         39
             Other Europe                                                39         38         42
             Africa                                                      53         46         42
             Middle East                                                179        156        140
             Asia Pacific                                               157        140        139
                                                                      -----      -----      -----
               Outside North America                                    746        652        588
                                                                      -----      -----      -----
             Worldwide                                                2,243      1,915      1,458
                                                                      =====      =====      =====
             U.S. Workover Rigs                                       1,211      1,056        835
                                                                      =====      =====      =====

INDUSTRY OUTLOOK

    Caution is advised that the factors described above in "Forward Looking Statements" and "Business Environment" could negatively impact the Company's expectations for oil demand, oil and gas prices and drilling activity.

    Oil - Oil prices are expected to average between $18/bbl and $22/bbl in 2002. Sustained oil prices in this range and an outlook that prices are likely to remain in this range are expected to support the Company's forecast of customer spending. Oil prices are particularly susceptible to changes in oil supply as oil demand growth in 2002 compared with 2001 is expected to be the lowest year-to-year growth in a decade. Prices could fall to $13/bbl to $15/bbl by mid-year, resulting in lower than forecasted spending, if one or more of the following occurs: OPEC is unwilling or unable to control its production; Russia or other major non-OPEC producers are unwilling or unable to restrain their production; or the U.S. economic recovery is delayed into late 2002 or 2003. Prices could rise to $23/bbl to $25/bbl, or more, if one or more of the following occur: the U.S. and worldwide economic recovery occurs sooner or is stronger than forecasted; OPEC or key non-OPEC oil-exporting countries, particularly Russia, constrain oil production; or a supply disruption occurs, resulting from political or military action in a key oil exporting region.

    North America Natural Gas - U.S. natural gas prices are expected to average between $2.25/MMBtu and $2.75/MMBtu in 2002. Prices are expected to average between $1.90/MMBtu and $2.20/MMBtu in the first half of 2002 as year-over-year inventory surpluses and weak demand continue to influence prices. As a result of lower natural gas prices during this period, spending by the Company's customers directed at developing natural gas supplies (and therefore, drilling activity) is expected to remain soft. In the second half of the year, the impact of a growing U.S. economy and production declines resulting from lower spending in the second half of 2001 and the first half of 2002 are expected to result in a tighter supply/demand balance in the market. As a result, prices could exceed $3.00/MMBtu by year end. Prices could trade lower if weather is milder than normal, if the economic recovery is delayed, or if production levels are maintained despite lower drilling activity. Prices could trade higher if weather is more extreme than normal, if the economic recovery occurs sooner or is stronger than expected, or if production levels fall more than expected as a result of lower drilling activity.

    Customer Spending - Based upon the Company's discussions with its major customers and its review of published industry surveys and reports and the Company's outlook for oil and gas prices described above, the anticipated customer spending trends are as follows:

    o North America - Spending in North America, primarily towards developing natural gas supplies, is expected to be down 15% to 20% in 2002 compared with 2001.

    o Outside North America - Customer spending, primarily directed at developing oil supplies, is expected to be flat to up 5% in 2002 compared with 2001.

    o Total spending is expected to be down 5% to 7% in 2002 compared with 2001.

    Drilling Activity - Based upon the Company's outlooks for oil and natural gas prices and customer spending described above, the Company's outlook for drilling activity, as measured by the Baker Hughes rig count, is as follows:

    o The North American rig count is expected to decline between 15% to 20% in 2002 compared with 2001.

    o Drilling activity outside of North America is expected to increase 3% to 5% in 2002 compared with 2001.

COMPANY OUTLOOK

    The trends as described above relating to declining rig counts, decreased customer spending and low oil and gas prices began in late 2001 and have continued to develop in 2002. As a result, the Company expects that 2002 will not be as strong as 2001, with revenues expected to decline by approximately 5% to 7% as compared with 2001, with related declines in operating results.

    Recent changes in currency laws and other economic events in Argentina are expected to negatively impact the Company. Changes mandated by law may prevent the Company from being able to fully recover outstanding receivables from its customers and losses are expected as a result of the devaluation of the Argentine Peso. In addition, the uncertain economic environment in Argentina will likely negatively impact the exploration and production spending plans of the Company's customers in Argentina in 2002 and beyond, thus reducing the demand for the Company's products. The Company is responding to this situation in a number of ways, including negotiating with its customers for acceptable payment terms on outstanding receivables, increasing the use of U.S. Dollar based invoicing (or U.S. Dollar equivalent pricing and invoicing), adjusting pricing and contracts to reflect the changes in Argentina's currency, and shipping products to Argentina directly from outside the country with payment made offshore in U.S. Dollar or equivalent currency. Although the Company has provided for its best estimate of uncollectible receivables at December 31, 2001, it is uncertain at this time as to the ultimate resolution of these matters and the impact on the Company; however, the Company estimates potential losses related to the devaluation and uncollectible receivables could be between $5 million and $10 million. In 2001, revenues from

Argentina were less than 3% of the Company's total revenue; accordingly, the impact on the Company's total revenues in 2002 is not expected to be significant.

    Historically, the Venezuelan economy has experienced high inflation and a weakening currency. Recently, Venezuela has experienced additional political and economic uncertainties, including large fluctuations in exchange rates with the U.S. Dollar. This creates additional uncertainties for the business environment and market for the Company's products and services. The Company continues to closely monitor the economic situation in Venezuela and is taking appropriate actions to minimize its exposure to these risks.

CRITICAL ACCOUNTING POLICIES

    The Company has defined a critical accounting policy as one that is both important to the portrayal of the Company's financial condition and results of operations and requires the management of the Company to make difficult, subjective or complex judgments. Estimates and assumptions about future events and their effects cannot be perceived with certainty. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes.

    The Company believes the following are the most critical accounting polices used in the preparation of the Company's consolidated financial statements as well as the significant judgments and uncertainties affecting the application of these policies.

REVENUE RECOGNITION

    Inherent in the Company's revenue recognition policy is the determination of collectibility, which requires the Company to use estimates and exercise judgment. The Company routinely monitors its customers' payment history and current credit worthiness to determine that collectibility is reasonably assured. This requires the Company to make frequent judgments and estimates in order to determine the appropriate amount of allowances needed for doubtful accounts. The Company records provisions for doubtful accounts when it becomes evident that the customer will not be able to make the required payments either at contractual due dates or in the future. Adverse changes in the financial condition of the Company's customers could require additional allowances for doubtful accounts.

INVENTORY

    The Company records inventory at the lower of cost or market. The Company regularly reviews inventory quantities on hand and records provisions for excess or obsolete inventory based primarily on its estimated forecast of product demand, market conditions, production requirements and technological developments. Significant or unanticipated changes to the Company's forecasts could require additional provisions for excess or obsolete inventory.

IMPAIRMENT OF LONG-LIVED ASSETS

    Long-lived assets, which include property, plant and equipment, goodwill and other intangibles, and other assets comprise a significant amount of the Company's total assets. The Company makes judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, the carrying values of these assets are periodically reviewed for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for the Company's products and services, future market conditions and technological developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period.

INCOME TAXES

    The Company uses the liability method for reporting income taxes, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, there can be no guarantee that the Company will be able to realize its deferred tax assets.

    The Company operates under many legal forms and in more than 70 countries. As a result, the Company is subject to many domestic and foreign tax jurisdictions and to many tax agreements and treaties among the various taxing authorities. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or the Company's level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that the Company provides during any given year.

WESTERN GECO

    On November 30, 2000, the Company and Schlumberger and certain wholly owned subsidiaries of Schlumberger created a venture by transferring the seismic fleets, data processing assets, exclusive and nonexclusive multiclient surveys and other assets of the Company's Western Geophysical division and Schlumberger's Geco-Prakla business unit. The venture operates under the name of Western GECO. In conjunction with the transaction, the Company received $493.4 million in cash from Schlumberger in exchange for the transfer of a portion of the Company's ownership in Western GECO. The Company also contributed $15.0 million in working capital to Western GECO. The Company did not recognize any gain or loss resulting from the initial formation of the venture due to the Company's material continued involvement in the operations of Western GECO. In addition, as soon as practicable after November 30, 2004, the Company or Schlumberger will make a cash true-up payment to the other party based on a formula comparing the ratio of the net present value of sales revenue from each party's contributed multiclient seismic libraries during the four-year period ending November 30, 2004 and the ratio of the net book value of those libraries as of November 30, 2000. The maximum payment that either party will be required to make as a result of this adjustment is $100.0 million.

    Summarized financial information for Western Geophysical included in the Company's consolidated financial statements are as follows for the years ended December 31 (in millions):

                                                                             2000 (1)          1999
                                                                             --------        --------
Revenues                                                                    $   723.7       $   946.7
Income (loss) before income taxes (2)                                            56.9           (75.3)
Expenditures for capital assets and multiclient seismic data                    309.6           319.5

(1) Financial information for the eleven months ended November 30, 2000, the effective close date of the transaction.

(2) Includes unusual items and corporate allocations excluding interest.

RESULTS OF OPERATIONS

REVENUES

    Revenues for 2001 were $5,382.2 million, an increase of 2.8% compared with 2000. Excluding revenues from Western Geophysical, revenues increased 19.3% compared with 2000. Oilfield revenues, excluding Western Geophysical, were $5,063.4 million, an increase of 20.9% compared with 2000. Oilfield revenues in North America, which account for 44.6% of total Oilfield revenues, increased 28.2% compared with 2000. This increase reflects the increased drilling activity in this area, as evidenced by a 18.5% increase in the North American rig count, and improved pricing for the Company's products and services. Outside North America, Oilfield revenues increased 15.7% compared with 2000. This increase reflects the improvement in international drilling activity, particularly in the North Sea, Latin America, and the Middle East. Revenues from crude oil production from the Company's interest in the Nigerian property decreased to $58.9 million in 2001 from $132.1 million in 2000 primarily due to the decrease in the price of oil and as a result of the Company reaching the cost recovery threshold in its operating agreement.

    Revenues for 2000 were $5,233.8 million, an increase of 6.0% compared with 1999. This increase reflects increased drilling activity, as evidenced by the 31.3% increase in the average worldwide rig count, increased oil and natural gas prices and improved pricing for the Company's products and services offset by the ongoing weakness in the seismic market. Approximately 55.6% of the Company's 2000 revenues were derived from sources outside North America. Revenues from production of crude oil from the Nigerian property increased to $132.1 million in 2000 from $68.2 million in 1999 due to higher crude oil prices and increased productions.

GROSS MARGIN

    Gross margin was 28.8%, 23.4% and 18.8% for 2001, 2000 and 1999, respectively. As discussed in "Unusual Charges", during 1999 the Company recorded unusual charges in cost of revenues of $72.1 million. Excluding these charges and Western Geophysical, gross margin in 2000 and 1999 was 25.3% and 21.0%, respectively. The increases in gross margin in 2001 and 2000 are primarily the result of pricing improvements for the Company's products and services, primarily in North America, continued cost management measures throughout the Company and higher utilization of the Company's assets.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses for 2001 were $818.6 million, an increase of 7.8% compared with 2000. SG&A expenses as a percentage of revenues increased to 15.2% for 2001 from 14.5% in 2000. These increases were primarily due to increased costs to support the higher revenue level, increased employee incentive costs and decreased foreign exchange gains.

    SG&A expenses for 2000 were $759.6 million, an increase of 2.4% compared with 1999. As discussed in "Unusual Charges", during 1999 the Company recorded an unusual credit of $20.3 million in SG&A expenses. Excluding this unusual credit, SG&A expenses decreased 0.4% in 2000 compared with 1999. SG&A expenses as a percentage of revenues decreased from 15.4% in 1999 to 14.5% in 2000. The decreases primarily related to increased foreign exchange gains, partially offset by increases in employee incentive costs.

UNUSUAL CHARGES

2001

    During 2001, the Company recorded unusual charges of $9.2 million. The Company accrued cash charges of $6.0 million that consisted of severance for approximately 100 employees due to the restructuring of the German operations of BIRD Machine, a division of the Process segment. The Company paid $1.1 million of this accrued severance in 2001. Based on current estimates, the Company expects that the remainder of the accrued severance will be paid in 2002 or when the employees leave the Company. The noncash portion of the charge was $3.2 million, of which $2.2 million related to the ceiling test write-down for the Company's oil and gas property in Nigeria.

    The Company recorded unusual credits of $7.6 million, which included $4.2 million related to a reduction of an unusual charge accrual originally recorded in 2000 and a gain of $3.4 million on the disposition of its interest in a joint venture.

2000

    In October 2000, the Company's Board of Directors approved the Company's plan to substantially exit the oil and gas exploration business. The Company sold its interests in its China, Gulf of Mexico and Gabon oil and gas properties and recorded a loss of $75.5 million on the sale of these properties. The Company also wrote off its remaining undeveloped oil and gas exploration properties resulting in a loss of $16.2 million. The Company accrued cash charges of $13.3 million for severance costs for approximately 50 employees and other contractual obligations. The Company has paid $2.6 million of this accrued severance through 2001. Based on current estimates, the Company expects that the remainder of the accrued severance will be paid during 2002 or as the employees leave the Company. In 2001, the Company paid $2.4 million of accrued contractual obligations and reduced the accrual by $4.2 million to reflect the current estimates of remaining expenditures. The remaining contractual obligations will be paid as the Company settles with the various counterparties.

    The Company has retained its interest in an oil and gas property in Nigeria. The Company's intent to hold or divest this project could change in the future depending on the relative value of the project and the value and viability of an offer from a third party with respect to a proposed transaction regarding the project.

    The Company also recorded a noncash unusual charge of $6.0 million for employee related obligations resulting from the Western GECO formation.

    The Company recorded unusual credits of $41.4 million related to net reductions to unusual charge accruals from prior years of $28.5 million and gains of $12.9 million on the sale of various product lines within the Oilfield and Process segments.

1999

    As a result of continuing low activity levels, predominantly for the Company's seismic products and services, the Company recorded charges during the fourth quarter of 1999 of $122.8 million. The cash portion of the charges was $50.7 million and consisted of severance benefits, expected costs to settle contractual obligations and terminate leases on certain marine vessels and other cash charges. As of December 31, 2000, all activities were completed and the related accruals fully utilized through cash payments or adjustments. The noncash portion of the charges was $72.1 million and related to the write-off and write-down of certain assets utilized in the Company's seismic business.

    During 1999, the Company realized unusual gains totaling $54.8 million. The Company sold two large excess real estate properties for $68.1 million and realized net gains totaling $39.5 million. In addition, the Company sold certain assets related to its previous divestiture of a joint venture and realized a net gain of $15.3 million.

    During 1999, the Company reviewed the remaining balances of the accruals for cash charges recorded in 1998 and prior years and made net reductions of $11.4 million to reflect the current estimates of remaining expenditures. These net reductions included reversals of previously recorded accruals that will not be utilized and related primarily to severance accruals and lease obligations. In addition, for accruals related to certain terminated lease obligations, revisions were made to increase previously recorded amounts based on current information and estimates of expected cash flows related to these leases.

    The unusual items described above were reflected in the following captions of the consolidated statement of operations for the year ended December 31, 1999 (in millions):

                                                  CHARGES        CREDITS       ADJUSTMENTS        TOTAL
                                                  -------        -------       -----------        -----
Cost of revenues                                  $   72.1       $     --        $     --        $   72.1
Selling, general and administrative                     --          (15.3)           (5.0)          (20.3)
Unusual charge                                        50.7          (39.5)           (6.4)            4.8
                                                  --------       --------        --------        --------
   Total                                          $  122.8       $  (54.8)       $  (11.4)       $   56.6
                                                  ========       ========        ========        ========

EQUITY IN INCOME (LOSS) OF AFFILIATES

    Equity in income (loss) of affiliates relates to the Company's share of the income (loss) of affiliates accounted for using the equity method of accounting. The increase in 2001 compared with 2000 is primarily due to the inclusion of a full year of the Company's 30% share of the net income of Western GECO, a venture formed in November 2000.

    Included in equity in income (loss) of affiliates for 2001 and 2000 was $10.3 million related to the write-off of certain assets associated with Western GECO and $9.5 million for restructuring and integration charges associated with Western GECO, respectively.

INTEREST EXPENSE

    Interest expense for 2001 decreased $46.9 million compared with 2000. The decrease was primarily due to lower debt levels coupled with lower average interest rates on short-term debt and commercial paper. Average short-term debt and commercial paper for 2001 was $259.7 million compared with $929.0 million for 2000. The approximate average interest rate on short-term debt and commercial paper was 4.0% for 2001 compared with 6.3% for 2000.

    Interest expense for 2000 increased $6.3 million compared with 1999. The increase was primarily due to higher average interest rates on the Company's short-term debt and commercial paper. Average short-term debt and commercial paper for 2000 was $929.0 million compared with $962.0 million for 1999. The approximate average interest rate on short-term debt and commercial paper was 6.3% for 2000 compared with 5.2% for 1999.

INTEREST INCOME

    Interest income primarily relates to income earned on cash and cash equivalents. Interest income for 2001 increased $7.4 million compared with 2000 primarily due to $5.4 million of interest income recognized from a settlement with the Internal Revenue Service ("IRS") related to an examination of certain 1994 through 1997 pre-acquisition tax returns and related refund claims of Western Atlas.

GAIN ON TRADING SECURITIES

    In the fourth quarter of 1999, the Company announced its intention to sell its holdings in Tuboscope, Inc., now known as Varco International, Inc. ("Varco"), and reclassified these holdings from available-for-sale securities to trading securities. As a result of this decision, the Company recognized a pre-tax gain of $31.5 million in the fourth quarter of 1999. During 2000, the Company disposed of these holdings and recorded additional pre-tax gains of $14.1 million.

INCOME TAXES

    The Company's effective tax rates differ from the statutory income tax rate of 35% due to different tax rates on international operations, the non-deductibility of certain goodwill amortization, incremental taxes due to Western GECO and IRS settlements.

    During 2001, additional taxes of $14.8 million from the Western GECO venture arose due to unbenefitted foreign losses and due to taxes assessed in jurisdictions on a deemed profit basis. In addition, a $23.5 million benefit was recognized as a result of the settlement of the IRS examination of certain 1994 through 1997 pre-acquisition tax returns and related refund claims of Western Atlas.

    During 2000, the Company provided $9.4 million of foreign and additional U.S. taxes as a result of the repatriation of the proceeds from the formation of the Western GECO venture. The formation of the venture also reduced the expected amount of foreign source income against which to use the Company's foreign tax credit carryover; therefore, the Company provided $35.6 million for additional U.S. taxes with respect to future repatriation of earnings necessary to utilize the foreign tax credit carryover.

    During 1999, the Company recognized a tax benefit of $18.1 million through the reversal of previously deferred taxes after settling the IRS examination of its 1994 and 1995 tax years.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's capital requirements have principally related to working capital needs, payment of dividends, and capital expenditures. These requirements have been met through a combination of bank debt and internally generated funds.

    In 2001, net cash inflows from operating activities totaled $720.8 million, an increase of $157.3 million compared with 2000. This increase was primarily due to increased profitability and improved balance sheet management. Net cash inflows in 2000 increased $20.3 million compared with 1999. This slight increase related to higher net income, partially offset by increases in working capital.

    Expenditures for capital assets and multiclient seismic data totaled $319.0 million, $599.2 million and $640.4 million for 2001, 2000 and 1999, respectively. Excluding Western Geophysical, expenditures for capital assets were $319.0 million, $289.6 million and $320.9 million for 2001, 2000 and 1999, respectively. The majority of these expenditures was for rental tools and costs associated with the implementation of SAP R/3.

    The Company generates proceeds from the disposal or sale of assets in either the normal course of its business or from non-recurring asset sales. During 2001, the Company generated total proceeds of $77.7 million, which included non-recurring asset sales of $7.4 million related to the sale of a product line and the disposition of the Company's interest in a joint venture. During 2000, the Company generated total proceeds of $213.0 million. Non-recurring asset sales totaled $124.5 million and included sales of product lines, the sale of the Company's interests in its China, Gulf of Mexico and Gabon oil and gas properties, and the sale of real estate held for sale. During 1999, the Company generated total proceeds of $154.2 million, which included non-recurring asset sales of $68.1 million related to the sale of two large excess real estate properties.

    In 2001, the Company redeemed its outstanding Liquid Yield Options Notes at a redemption price of $786.13 per $1,000 principal amount, for a total of $301.8 million. The redemption was funded through the issuance of commercial paper. In connection with the early extinguishment of debt, the Company recorded an extraordinary loss of $2.3 million ($1.5 million after tax). The Company expects that the redemption will not have a significant impact on interest expense in future periods. In 2001, commercial paper and short-term borrowings were reduced by $73.0 million primarily due to cash flow from operations. In 2000, commercial paper and short-term borrowings were reduced by $669.4 million primarily due to cash flow from operations, $117.7 million in proceeds from a sale/leaseback transaction and $493.4 million in proceeds from the formation of Western GECO. In 1999, the Company borrowed $1,010.7 million from the public debt market. The proceeds were used to repay commercial paper and short-term borrowings of $816.0 million as well as $150.0 million in long-term debt.

    Total debt outstanding at December 31, 2001 was $1,694.6 million, a decrease of $368.3 million compared with December 31, 2000. Debt was repaid using cash flow from operations, proceeds from the disposal or sale of assets and proceeds from the issuance of common stock. The debt to equity ratio was 0.51 at December 31, 2001 compared with 0.68 at December 31, 2000. The Company's long-term objective is to maintain a debt to equity ratio between 0.40 and 0.60.

    At December 31, 2001, the Company had $1,289.9 million of credit facilities with commercial banks, of which $800.5 million was committed. There were no direct borrowings under these facilities during the years ended December 31, 2001 and 2000; however, to the extent the Company has outstanding commercial paper, available borrowings under the committed credit facilities are reduced. At December 31, 2001 and 2000, the Company had $95.0 million and $215.0 million, respectively, in commercial paper outstanding under this program, with a weighted average interest rate of 2.0% and 6.5%, respectively. The committed facilities mature in September 2003. If the credit facilities are not renewed, the Company would pursue other borrowing alternatives.

    Cash flow from operations is expected to be the principal source of liquidity in 2002. The Company believes that cash flow from operations, combined with existing credit facilities, will provide the Company with sufficient capital resources and liquidity to manage its operations, meet debt obligations and fund projected capital expenditures. The Company currently expects 2002 capital expenditures to be between $300.0 million and $340.0 million, excluding acquisitions. The expenditures are expected to be used primarily for normal, recurring items necessary to support the growth of the Company.

    There are no provisions in the Company's debt or lease agreements that would accelerate their repayment or require collateral or material changes in terms due to a reduction in the Company's debt ratings or stock price. Other than normal operating leases, the Company does not have any off-balance sheet financing arrangements such as securitization agreements, liquidity trust vehicles or special purpose entities. As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such financing arrangements.

    The words "expected" and "expects" are intended to identify Forward-Looking Statements in "Liquidity and Capital Resources". See "Forward-Looking Statements" and "Business Environment" above for a description of risk factors related to these Forward-Looking Statements.

    The following tables summarize the Company's contractual cash obligations and commercial commitments as of December 31, 2001 (in millions):

                                                            Payments due by Period
                                       --------------------------------------------------------------
                                                     Less Than      2 - 3        4 - 5        After
Contractual Cash Obligations             Total        1 year        Years        Years       5 Years
----------------------------           ----------   ----------   ----------   ----------   ----------
Total debt                             $  1,694.6   $     12.2   $    620.4   $      0.1   $  1,061.9
Operating leases                            286.0         54.5         82.0         39.6        109.9
Unconditional purchase obligations          138.2        138.2           --           --           --
                                       ----------   ----------   ----------   ----------   ----------
Total contractual cash obligations     $  2,118.8   $    204.9   $    702.4   $     39.7   $  1,171.8
                                       ==========   ==========   ==========   ==========   ==========


                                            Amount of Commitment Expiration by Period
                                       --------------------------------------------------------------
                                         Total
                                        Amounts     Less Than       2 - 3        4 - 5       After
Commercial Commitments                 Committed      1 year        Years        Years       5 Years
----------------------                 ---------    ----------   ----------   ----------   ----------
 Standby letters of credit             $    187.8   $    162.0   $     22.5   $      3.3   $       --
 Guarantees for:
   Lease on seismic vessel                   96.4         96.4           --           --           --
   Other                                     36.9          8.0          8.7           --         20.2
                                       ----------   ----------   ----------   ----------   ----------
 Total commercial commitments          $    321.1   $    266.4   $     31.2   $      3.3   $     20.2
                                       ==========   ==========   ==========   ==========   ==========


RELATED PARTY TRANSACTIONS

    The Company has investments in affiliates that are accounted for using the equity method of accounting. The most significant of these affiliates is Western GECO. In conjunction with the formation of Western GECO, the Company transferred to the venture a lease on a seismic vessel. The Company is the sole guarantor of this lease obligation; however, Schlumberger has indemnified the Company for 70% of the total lease obligation. At December 31, 2001, the remaining commitment under this lease is $96.4 million. The lease expires in 2002. As soon as practicable after November 30, 2004, the Company or Schlumberger will make a cash true-up payment to the other party based on a formula comparing the ratio of the net present value of sales revenue from each party's contributed multiclient seismic libraries during the four-year period ending November 30, 2004 and the ratio of the net book value of those libraries as of November 30, 2000. The maximum payment that either party will be required to make as a result of this adjustment is $100.0 million.

    In November 2000, the Company entered into an agreement with Western GECO whereby Western GECO subleased a facility from the Company for a period of ten years at current market rates. During 2001, the Company received $5.9 million of rental income from Western GECO related to this lease.

    At December 31, 2001 and 2000, net accounts receivable from affiliates totaled $33.5 million and $11.4 million, respectively. There were no other significant related party transactions.

ACCOUNTING STANDARDS

    On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at fair value. Depending on the intended use of the derivative and its effectiveness, changes in its fair value will be reported in the period of change as either a component of earnings or a component of accumulated other comprehensive loss. The adoption of SFAS No. 133 on January 1, 2001 resulted in a gain of $0.8 million, net of tax, recorded as the cumulative effect of an accounting change in the consolidated statement of operations and a gain of $1.2 million, net of tax, recorded in accumulated other comprehensive loss. During 2001, all of the $1.2 million gain was reclassified into earnings upon maturity of the contracts.

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Business combinations accounted for under the pooling of interests method prior to June 30, 2001 were not changed. The adoption of SFAS No. 141 by the Company did not have an impact on the consolidated financial statements of the Company.

    In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired in a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. SFAS No. 142 requires that a transitional impairment test be performed within six months of adoption and any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle. The Company will adopt SFAS No. 142 effective January 1, 2002. The cessation of amortization expense related to goodwill and goodwill associated with equity method investments under the guidelines of SFAS No. 142 will result in a reduction of approximately $52.5 million in annual amortization expense in 2002. The Company has not completed its analysis of the impact of the adoption of SFAS No. 142 as it relates to the possible impairment of goodwill.

    In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over the life of the asset. The Company has not completed its analysis of the impact, if any, of the adoption of SFAS No. 143 on its consolidated financial statements. The Company will adopt SFAS No. 143 for its fiscal year beginning January 1, 2003.

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and modifies the accounting and reporting of discontinued operations. SFAS No. 144 is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in future dispositions being reported as discontinued operations to a greater extent than is currently permitted. The Company will adopt SFAS No. 144 for its fiscal year beginning January 1, 2002.

EURO CONVERSION

    A single European currency (the "Euro") was introduced on January 1, 1999, at which time the conversion rates between the old, or legacy, currencies and the Euro were set for participating member countries. The legacy currencies in those countries were used as legal tender through December 31, 2001 and will be used for a short transition period subsequent to December 31, 2001. Thereafter, the legacy currencies will be canceled, and Euro bills and coins will be used in the participating countries.

    Prior to December 31, 2001, the Company converted its legacy currency based financial records to the Euro. In addition, the Company reviewed existing contracts and agreements with customers and vendors to assess the potential impact of converting to the Euro. The Company did not experience any problems or issues in converting its financial records and systems to the Euro that, in the opinion of management, materially or adversely affected the consolidated financial condition of the Company. In addition, due to the nature of the Company's business as it relates to customers and vendors, it does not expect any significant problems related to the Euro to arise subsequent to December 31, 2001 that could materially or adversely affect the financial condition of the Company.

    The word "expect" is intended to identify a Forward-Looking Statement in "Euro Conversion." The Company's anticipation regarding the lack of significance of the Euro introduction on the Company's operations is only its forecast regarding this matter. This forecast may be substantially different from actual results, which are affected by factors such as the following: the failure of the Company to implement SAP R/3 or another Euro compliant computer system or unforeseen difficulties in updating computer systems to accommodate the Euro in any new geographic location that prices in Euros or in any newly acquired entity; the inability of third parties to adequately address their own Euro systems issues, including vendors, contractors, financial institutions, U.S. and foreign governments and customers; and the lack of alternatives available to the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to certain market risks that are inherent in the Company's financial instruments that arise in the normal course of business. The Company may enter into derivative financial instrument transactions to manage or reduce market risk. The Company does not enter into derivative financial instrument transactions for speculative purposes. A discussion of the Company's primary market risk exposure in financial instruments is presented below.

LONG-TERM DEBT

    The Company is subject to interest rate risk on its long-term fixed interest rate debt. Commercial paper borrowings, other short-term borrowings and variable rate long-term debt do not give rise to significant interest rate risk because these borrowings either have maturities of less than three months or have variable interest rates. All other things being equal, the fair market value of the Company's debt with a fixed interest rate will increase as interest rates fall and the fair market value will decrease as interest rates rise. This exposure to interest rate risk is managed by borrowing money that has a variable interest rate or using interest rate swaps to change fixed interest rate borrowings to variable interest rate borrowings.

    At December 31, 2001, the Company had fixed rate debt aggregating $1,524.9 million and variable rate debt aggregating $169.7 million. The following table sets forth, as of December 31, 2001 and 2000, the Company's principal cash flows for its long-term debt obligations, which bear a fixed rate of interest and are denominated in U.S. Dollars, and the related weighted average effective interest rates by expected maturity dates. Additionally, the table sets forth the notional amounts and weighted average interest rates of the Company's interest rate swaps by expected maturity (dollar amounts in millions).

                                    2001       2002         2003          2004       2005       2006     THEREAFTER        TOTAL
                                    ----       ----         ----          ----       ----       ----     ----------        -----

As of December 31, 2001:
Long-term debt (1)                $   -      $   0.7     $  100.1      $  350.0    $   0.1    $    -     $ 1,074.0      $ 1,524.9
  Weighted average
    interest rates                             10.26%        6.04%         8.12%      8.00%                   6.93%          7.14%

Fixed to variable swaps: (2)
  Notional amount                                                      $  100.0                          $   325.0
  Pay rate                                                                 5.74%(5)                           5.73%(4)
  Receive rate                                                             7.88%                              6.25%

As of December 31, 2000:
Long-term debt (1)                $   1.8    $   1.0     $  100.0      $  350.0    $   -      $    -     $ 1,459.1(3)   $ 1,911.9
  Weighted average
    interest rates                  13.69%      8.00%        6.04%         8.12%                              5.99%          6.39%

Fixed to variable swaps: (2)
  Notional amount                                                                                        $   325.0
  Pay rate                                                                                                    6.01%(4)
  Receive rate                                                                                                6.25%

(1) Fair market value of long-term debt is $1,576.9 million and $1,874.3 million at December 31, 2001 and 2000, respectively.

(2) Fair market value of the interest rate swaps is a $1.3 million asset and a $9.6 million liability at December 31, 2001 and 2000, respectively.

(3) Includes the Liquid Yield Options Notes ("LYONS") with an accreted value of $296.2 million at December 31, 2000. The LYONS were redeemed for cash in May 2001.

(4) Average six-month LIBOR for the Japanese Yen, the Euro and the Swiss Franc plus 3.16%.

(5)  Three-month LIBOR plus 2.7625%.

INVESTMENTS

    During 2000, the Company sold its investment in common stock and common stock warrants of Varco at an average price of $18.70 per share. Total proceeds from the sale of the Company's investment in the common stock and the warrants were $72.7 million.

CRUDE OIL CONTRACTS

    During the year ended December 31, 2001, the Company entered into two crude oil contracts to mitigate price risk associated with production from the Company's interest in an oil producing property in Nigeria. Based on the Company's outlook for crude oil prices, the Company elected to terminate these contracts prior to their maturity dates. Accordingly, the contracts were terminated on October 3, 2001, and the Company received a cash payment of $4.4 million. In accordance with SFAS No. 133, the net gain recognized in earnings in 2001 from all crude oil contracts was $3.1 million and is reported in revenue in the consolidated statements of operations.

    During the year ended December 31, 2000, the Company had entered into two contracts to mitigate price risk associated with the Company's interest in an oil producing property in Nigeria. The fair value of these contracts at December 31, 2000 was a $3.1 million unrecorded asset.

FOREIGN CURRENCY AND FOREIGN CURRENCY FORWARD CONTRACTS

    The Company's operations are conducted around the world in a number of different currencies. The majority of the Company's foreign subsidiaries have designated the local currency as their functional currency. As such, future earnings are subject to change due to changes in foreign currency exchange rates when transactions are denominated in currencies other than the Company's functional currencies. To minimize the need for foreign currency contracts, the Company is generally able to manage its foreign currency exposure by maintaining a minimal consolidated net asset or net liability position in a currency other than the functional currency.

    At December 31, 2001, the Company had entered into foreign currency forward contracts with notional amounts of $8.5 million, $1.0 million and $0.7 million to hedge exposure to currency fluctuations in the Canadian Dollar, the Indonesian Rupiah and the Euro, respectively. These contracts are cash flow hedges. Based on year-end quoted market prices for contracts with similar terms and maturity dates, no asset or liability was recorded as the forward price is substantially the same as the contract price.

    At December 31, 2000, the Company had entered into foreign currency forward contracts with notional amounts of $50.0 million, $0.3 million and $0.2 million to hedge against exposure to fluctuations in the British Pound, the South African Rand and the Euro, respectively. The fair market value of these forward contracts was a $1.5 million unrecorded asset.

    The counterparties to the Company's forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the unlikely event that the counterparties fail to meet the terms of a foreign currency contract, the Company's exposure is limited to the foreign currency rate differential.

    Certain borrowings of the Company are denominated in currencies other than its functional currency. At December 31, 2001, these nonfunctional currency borrowings totaled $14.8 million with exposures between the U.S. Dollar and the Euro, the Saudi Riyal, the Brazilian Real, the Thai Baht and the Malaysian Ringgit. A 10% depreciation of the U.S. Dollar against these currencies would not have a material adverse effect on the future earnings of the Company.

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

    In fulfilling its responsibilities for the integrity of financial information, management maintains and relies on the Company's system of internal control. This system includes written policies, an organizational structure providing division of responsibilities, the selection and training of qualified personnel and a program of financial and operational reviews by a professional staff of corporate auditors. The system is designed to provide reasonable assurance that assets are safeguarded, transactions are executed in accordance with management's authorization and accounting records are reliable as a basis for the preparation of the consolidated financial statements. Management believes that, as of December 31, 2001, the Company's internal control system provides reasonable assurance that material errors or irregularities will be prevented or detected within a timely period and is cost effective.

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

INDEPENDENT AUDITORS' REPORT


Stockholders of Baker Hughes Incorporated:

    We have audited the accompanying consolidated balance sheets of Baker Hughes Incorporated and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule II, valuation and qualifying accounts. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Baker Hughes Incorporated and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As described in Note 1 to the consolidated financial statements, effective as of January 1, 2001, the Company adopted Statement of Financial Accounting Standards Nos. 133, 137 and 138, which established new accounting and reporting standards for derivative instruments and hedging activities.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 13, 2002

                            BAKER HUGHES INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                   YEAR ENDED DECEMBER 31,
                                                           --------------------------------------
                                                              2001          2000          1999
                                                           ----------    ----------    ----------
  Revenues                                                 $  5,382.2    $  5,233.8    $  4,936.5
                                                           ----------    ----------    ----------
  Costs and expenses:
    Cost of revenues                                          3,831.8       4,009.6       4,009.8
    Selling, general and administrative                         818.6         759.6         741.9
    Merger related costs                                           --            --          (1.6)
    Unusual charge                                                1.6          69.6           4.8
                                                           ----------    ----------    ----------
      Total                                                   4,652.0       4,838.8       4,754.9
                                                           ----------    ----------    ----------
  Operating income                                              730.2         395.0         181.6
  Equity in income (loss) of affiliates                          45.8          (4.6)          7.0
  Interest expense                                             (126.4)       (173.3)       (167.0)
  Interest income                                                12.2           4.8           5.1
  Gain on trading securities                                       --          14.1          31.5
                                                           ----------    ----------    ----------
  Income before income taxes, extraordinary loss
    and cumulative effect of accounting change                  661.8         236.0          58.2
  Income taxes                                                 (223.1)       (133.7)        (24.9)
                                                           ----------    ----------    ----------
  Income before extraordinary loss and cumulative               438.7         102.3          33.3
    effect of accounting change
  Extraordinary loss (net of $0.8 income tax benefit)            (1.5)           --            --
  Cumulative effect of accounting change (net of
    $0.5 income tax expense)                                      0.8            --            --
                                                           ----------    ----------    ----------
  Net income                                               $    438.0    $    102.3    $     33.3
                                                           ==========    ==========    ==========

  Basic earnings per share:
    Income before extraordinary loss and cumulative
      effect of accounting change                          $     1.31    $     0.31    $     0.10
    Extraordinary loss                                             --            --            --
    Cumulative effect of accounting change                         --            --            --
                                                           ----------    ----------    ----------
    Net income                                             $     1.31    $     0.31    $     0.10
                                                           ==========    ==========    ==========

  Diluted earnings per share:
    Income before extraordinary loss and cumulative
      effect of accounting change                          $     1.30    $     0.31    $     0.10
    Extraordinary loss                                             --            --            --
    Cumulative effect of accounting change                         --            --            --
                                                           ----------    ----------    ----------
    Net income                                             $     1.30    $     0.31    $     0.10
                                                           ==========    ==========    ==========

                 See Notes to Consolidated Financial Statements

                            BAKER HUGHES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                         (IN MILLIONS, EXCEPT PAR VALUE)


                                                                                    DECEMBER 31,
                                                                              ------------------------
                                                                                2001           2000
                                                                              ----------    ----------

                                                   ASSETS

Current Assets:
  Cash and cash equivalents                                                   $     45.4    $     34.6
  Accounts receivable - less allowance for doubtful accounts:
    December 31, 2001, $74.1; December 31, 2000, $81.8                           1,365.3       1,310.4
  Inventories                                                                    1,049.8         898.5
  Other current assets                                                             236.7         243.1
                                                                              ----------    ----------
    Total current assets                                                         2,697.2       2,486.6

Investment in affiliates                                                           929.0         869.3
Property - less accumulated depreciation:
  December 31, 2001, $1,628.0; December 31, 2000, $1,518.0                       1,375.8       1,378.7
Goodwill and other intangibles - less accumulated amortization:
  December 31, 2001, $395.8; December 31, 2000, $362.5                           1,414.4       1,498.1
Other assets                                                                       259.8         256.4
                                                                              ----------    ----------
    Total assets                                                              $  6,676.2    $  6,489.1
                                                                              ==========    ==========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                            $    573.0    $    469.3
  Short-term borrowings and current portion of long-term debt                       12.2          13.3
  Accrued employee compensation                                                    318.8         250.6
  Other accrued liabilities                                                        308.4         254.6
                                                                              ----------    ----------
    Total current liabilities                                                    1,212.4         987.8

Long-term debt                                                                   1,682.4       2,049.6
Deferred income taxes                                                              210.3         158.6
Other long-term liabilities                                                        243.3         246.4
Commitments and contingencies

Stockholders' equity:
  Common stock, one dollar par value (shares authorized -
    750.0; outstanding 336.0 at December 31, 2001 and 333.7 at
    December 31, 2000)                                                             336.0         333.7
  Capital in excess of par value                                                 3,119.3       3,065.7
  Retained earnings (accumulated deficit)                                          182.3        (101.3)
  Accumulated other comprehensive loss                                            (309.8)       (251.4)
                                                                              ----------    ----------
    Total stockholders' equity                                                   3,327.8       3,046.7
                                                                              ----------    ----------
    Total liabilities and stockholders' equity                                $  6,676.2    $  6,489.1
                                                                              ==========    ==========

                 See Notes to Consolidated Financial Statements

                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                                 ACCUMULATED OTHER COMPREHENSIVE
                                                                                          INCOME (LOSS)
                                                                              -----------------------------------------
                                                                                             UNREALIZED
                                                    CAPITAL      RETAINED      FOREIGN       GAIN (LOSS)
                                                   IN EXCESS     EARNINGS      CURRENCY     ON SECURITIES     PENSION
                                        COMMON        OF       (ACCUMULATED   TRANSLATION     AVAILABLE      LIABILITY
                                         STOCK     PAR VALUE     DEFICIT)     ADJUSTMENT      FOR SALE       ADJUSTMENT     TOTAL
                                        ------     ---------   ------------   -----------   -------------    ----------     -----

BALANCE, DECEMBER 31, 1998             $   327.1   $ 2,931.8     $   66.1       $ (155.4)     $   (0.1)     $    (4.4)   $ 3,165.1
Comprehensive income:
  Net income                                                         33.3
  Other comprehensive income
    (loss) (net of tax of $2.0,
    $0.04  and $0.9, respectively)                                                 (30.2)          0.1            1.7
Total comprehensive income                                                                                                     4.9
Cash dividends ($0.46 per share)                                   (150.9)                                                  (150.9)
Stock issued pursuant to employee
  stock plans                                2.7        49.3                                                                  52.0
                                       ---------   ---------     --------       --------      --------      ---------    ---------

BALANCE, DECEMBER 31, 1999                 329.8     2,981.1        (51.5)        (185.6)           --           (2.7)     3,071.1
Comprehensive income:
  Net income                                                        102.3
  Other comprehensive loss (net
    of tax of $0.7 and $2.0,
    respectively)                                                                  (59.5)                        (3.6)
Total comprehensive income                                                                                                    39.2
Cash dividends ($0.46 per share)                                   (152.1)                                                  (152.1)
Stock issued pursuant to employee
  stock plans                                3.9        84.6                                                                  88.5
                                       ---------   ---------     --------       --------      --------      ---------    ---------
BALANCE, DECEMBER 31, 2000                 333.7     3,065.7       (101.3)        (245.1)           --           (6.3)     3,046.7
Comprehensive income:
  Net income                                                        438.0
  Other comprehensive loss (net
    of tax of ($0.2) and $3.2,
    respectively)                                                                  (52.5)                        (5.9)
Total comprehensive income                                                                                                   379.6
Cash dividends ($0.46 per share)                                   (154.4)                                                  (154.4)
Stock issued pursuant to employee
  stock plans                                2.3        53.6                                                                  55.9
                                       ---------   ---------     --------       --------      --------      ---------    ---------
BALANCE, DECEMBER 31, 2001             $   336.0   $ 3,119.3     $  182.3       $ (297.6)     $     --      $   (12.2)   $ 3,327.8
                                       =========   =========     ========       ========      ========      =========    =========

                 See Notes to Consolidated Financial Statements

                            BAKER HUGHES INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (IN MILLIONS)

                                                                      YEAR ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                2001          2000          1999
                                                             ----------    ----------    ----------

       Cash flows from operating activities:
       Net income                                            $    438.0    $    102.3    $     33.3
       Adjustments to reconcile net income to net cash
         flows from operating activities:
         Depreciation, depletion and amortization                 344.7         611.5         790.7
         Provision (benefit) for deferred income taxes             74.0          49.0         (47.2)
         Loss on extinguishment of debt                             2.3            --            --
         Noncash portion of unusual charges                         3.2          22.2          72.1
         Gain on trading securities                                  --         (14.1)        (31.5)
         (Gain) loss on disposal or sale of assets                (35.7)         27.9         (47.8)
         Equity in (income) loss of affiliates                    (45.8)          4.6          (7.0)
         Change in operating accounts                             (59.9)       (239.9)       (219.4)
                                                             ----------    ----------    ----------
       Net cash flows from operating activities                   720.8         563.5         543.2

       Cash flows from investing activities:
       Expenditures for capital assets and multiclient
         seismic data                                            (319.0)       (599.2)       (640.4)
       Proceeds from disposal or sale of assets                    77.7         213.0         154.2
       Proceeds from sale of trading securities                      --          72.7            --
                                                             ----------    ----------    ----------
       Net cash flows from investing activities                  (241.3)       (313.5)       (486.2)

       Cash flows from financing activities:
       Net repayments of commercial paper and other
         short-term debt                                          (67.9)       (753.1)       (816.0)
       Repayment of indebtedness                                 (301.8)           --        (150.0)
       Borrowings of long-term debt                                  --            --       1,010.7
       Proceeds from sale of interest in affiliate                  9.0         493.4            --
       Proceeds from sale/leaseback                                  --         117.7            --
       Proceeds from issuance of common stock                      50.1          70.9          47.6
       Dividends                                                 (154.4)       (152.1)       (150.9)
                                                             ----------    ----------    ----------
       Net cash flows from financing activities                  (465.0)       (223.2)        (58.6)
       Effect of foreign exchange rate changes on cash             (3.7)         (7.8)          1.0
                                                             ----------    ----------    ----------
       Increase (decrease) in cash and cash equivalents            10.8          19.0          (0.6)
       Cash and cash equivalents, beginning of year                34.6          15.6          16.2
                                                             ----------    ----------    ----------
       Cash and cash equivalents, end of year                $     45.4    $     34.6    $     15.6
                                                             ==========    ==========    ==========

                 See Notes to Consolidated Financial Statements

                            BAKER HUGHES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Baker Hughes Incorporated and all majority owned subsidiaries (the "Company"). Investments in which the Company owns 20% to 50% and exercises significant influence over operating and financial policies are accounted for using the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation. In the Notes to Consolidated Financial Statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated.

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Future events and their effects cannot be perceived with certainty. Accordingly, the Company's accounting estimates require the exercise of judgment. While management believes that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates. Estimates are used for, but are not limited to, determining the following: allowance for doubtful accounts and inventory valuation reserves, recoverability of long-lived assets, useful lives used in depreciation and amortization, income taxes and related valuation allowances, and insurance, environmental, legal and restructuring accruals. The accounting estimates used in the preparation of the consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes.

REVENUE RECOGNITION

    The Company's products and services are generally sold based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other significant post delivery obligations. Revenue is recognized for products upon delivery and when title passes or when services are rendered and only when collectibility is reasonably assured. Certain revenues from the Company's Process segment are reported on the percentage of completion method of accounting using measurements of progress towards completion appropriate for the products and services being provided. Provisions for estimated warranty returns or similar types of items are made at the time the related revenue is recognized.

CASH EQUIVALENTS

    The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is primarily determined on the average cost method and includes the cost of materials, labor and manufacturing overhead.

PROPERTY AND DEPRECIATION

    Property is stated at cost less accumulated depreciation, which is generally provided by using the straight-line method over the estimated useful lives of the individual assets. The Company manufactures a substantial portion of its rental tools and equipment, and the cost of these items, which includes direct and indirect manufacturing costs, are capitalized and carried in inventory until the tool is completed and transferred into the rental tool fleet.

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Significant improvements and betterments are capitalized if they extend the useful life of the asset. Routine repairs and maintenance are expensed when incurred.

    The Company has substantially completed its development and implementation of SAP R/3 as an enterprise-wide software system. External direct costs of consulting services and payroll-related cost of employees who worked full-time on the implementation of the system were capitalized and classified in machinery and equipment. Costs associated with business process reengineering were expensed as incurred. Amortization of a pro-rata amount of the capitalized costs began as the system was implemented at each of the Company's operations.

    The Company uses the full-cost method of accounting for its investment in oil and gas properties. Under this method, the Company capitalizes all acquisition, exploration, and development costs incurred for the purpose of finding oil and gas reserves. Depreciation, depletion, and amortization of oil and gas properties are computed using the unit-of-production method based upon production and estimates of proved reserves.

GOODWILL AND OTHER INTANGIBLES AND AMORTIZATION

    Goodwill arising from acquisitions is amortized using the straight-line method over the lesser of its expected useful life or 40 years. Other intangibles are stated at cost and are amortized on a straight-line basis over the asset's estimated useful life.

IMPAIRMENT OF LONG-LIVED ASSETS

    Long-lived assets, which includes property, plant and equipment, goodwill and other intangibles, and certain other assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The impairment loss is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related assets.

INCOME TAXES

    The Company uses the liability method for reporting income taxes, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

    Deferred income taxes are provided for the estimated income tax effect of temporary differences between financial and tax bases in assets and liabilities. Deferred tax assets are also provided for certain tax credit carryforwards. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

    The Company intends to indefinitely reinvest earnings of certain non-U.S. subsidiaries in operations outside the United States; accordingly, the Company does not provide U.S. income taxes for such earnings.

    The Company operates under many legal forms and in more than 70 countries. As a result, the Company is subject to many domestic and foreign tax jurisdictions and to many tax agreements and treaties among the various taxing authorities. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or the Company's level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that the Company provides during any given year.

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ENVIRONMENTAL MATTERS

    Remediation costs are accrued based on estimates of known environmental remediation exposure using currently available facts, existing environmental permits and technology and presently enacted laws and regulations. The Company's estimates of costs are developed based on internal evaluations and, when necessary, recommendations from external environmental consultants. Such accruals are recorded when it is probable that the Company will be obligated to pay amounts for environmental site evaluation, remediation or related costs, and such amounts can be reasonably estimated. If the obligation can only be estimated within a range, the Company accrues the minimum amount in the range. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. Ongoing environmental compliance costs, including maintenance and monitoring costs, are expensed as incurred. Where the Company has been identified as a potentially responsible party in a United States federal "Superfund" site, the Company accrues its share of the estimated remediation costs of the site based on the ratio of the estimated volume of waste contributed to the site by the Company to the total volume of waste at the site.

STOCK BASED COMPENSATION

    The Company accounts for its stock based compensation using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Under this method, no compensation expense is recognized when the number of shares granted are known and the exercise price of the employee stock option is equal to or greater than the market price of the Company's common stock on the grant date.

FOREIGN CURRENCY TRANSLATION

    The majority of the Company's foreign subsidiaries have designated the local currency as their functional currency and, as such, gains and losses resulting from balance sheet translation of foreign operations are included as a separate component of accumulated other comprehensive loss within stockholders' equity. For those foreign subsidiaries that have designated the U.S. Dollar as the functional currency, gains and losses resulting from balance sheet translation of foreign operations are included in the consolidated statements of operations as incurred.

DERIVATIVE FINANCIAL INSTRUMENTS

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

    On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at fair value. Depending on the intended use of the derivative and its effectiveness, changes in its fair value will be reported in the period of change as either a component of earnings or a component of accumulated other comprehensive loss. The adoption of SFAS No. 133 on January 1, 2001 resulted in a gain of $0.8 million, net of tax, recorded as the cumulative effect of an accounting change in the consolidated statement of operations and a gain of $1.2 million, net of tax, recorded in accumulated other comprehensive loss. During 2001, all of the $1.2 million gain was reclassified into earnings upon maturity of the contracts.

    To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or a hedge of the net investment in foreign operations. A fair value hedge is a hedge of a recognized asset or liability or an unrecognized firm commitment. Both the effective and ineffective portions of the changes in the fair value

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of the derivative, along with the gain or loss on the hedged item, are recorded in earnings and reported in the consolidated statements of operations on the same line as the hedged item. A cash flow hedge is a hedge of a forecasted transaction or the variability of cash flows to be received or paid in the future related to a recognized asset or liability. The effective portion of the changes in the fair value of the derivative is recorded in accumulated other comprehensive loss. When the hedged item is realized, the gain or loss included in accumulated other comprehensive loss is reported on the same line in the consolidated statements of operations as the hedged item. In addition, both the fair value changes excluded from the Company's effectiveness assessments and the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges are immediately recognized in earnings. The Company is not currently hedging any of its net investments in foreign operations.

    At the inception of any new derivative, the Company designates the derivative as a cash flow hedge or fair value hedge. The Company documents all relationships between hedging instruments and the hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. The Company assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item at both the inception of the hedge and on an ongoing basis.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Business combinations accounted for under the pooling of interests method prior to June 30, 2001 were not changed. The adoption of SFAS No. 141 by the Company did not have an impact on the consolidated financial statements of the Company.

    In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired in a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. SFAS No. 142 requires that a transitional impairment test be performed within six months of adoption and any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle. The Company will adopt SFAS No. 142 effective January 1, 2002. The cessation of amortization expense related to goodwill and goodwill associated with equity method investments under the guidelines of SFAS No. 142 will result in a reduction of approximately $52.5 million in annual amortization expense in 2002. The Company has not completed its analysis of the impact of the adoption of SFAS No. 142 as it relates to the possible impairment of goodwill.

    In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over the life of the asset. The Company has not completed its analysis of the impact, if any, of the adoption of SFAS No. 143 on its consolidated financial statements. The Company will adopt SFAS No. 143 for its fiscal year beginning January 1, 2003.

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and modifies the accounting and reporting of discontinued operations. SFAS No. 144 is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in future dispositions being reported as discontinued operations to a greater extent than is currently permitted. The Company will adopt SFAS No. 144 for its fiscal year beginning January 1, 2002.

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RECLASSIFICATIONS

    Certain reclassifications have been made to the prior years' consolidated financial statements to conform with the current year presentation.

NOTE 2. UNUSUAL ITEMS

2001

    During 2001, the Company incurred items resulting in a net unusual charge of $1.6 million. Unusual items included charges of $9.2 million offset by credits of $7.6 million. The table set forth below summarizes these transactions:

                                                                                        ACCRUED
                                                                                      BALANCE AT
                                                                                      DECEMBER 31,
                                                           TOTAL CHARGE    PAYMENTS      2001
                                                           ------------    --------   ------------
Cash charge:
  Severance for approximately 100 employees                  $  6.0        $ (1.1)      $  4.9
                                                             ------        ======       ======
Noncash charges:
  Ceiling test charge for oil and gas properties                2.2
  Other noncash charges                                         1.0
                                                             ------
    Subtotal noncash charges                                    3.2
                                                             ------
Total cash and noncash charges                                  9.2
Unusual credits                                                (7.6)
                                                             ------
    Total unusual charge                                     $  1.6
                                                             ======

    The severance relates to the restructuring of the German operations of BIRD Machine, a division of the Process segment. The employee groups to be terminated will be engineering, field service and support personnel. The amount accrued for severance is based upon the positions eliminated and the Company's specific or statutory severance plans in place for these operations and does not include any portion of the employees' salary through their severance dates. Based on current estimates, the Company expects that the remainder of the accrued severance will be paid during 2002 or when the employees leave the Company.

    During 2001, the Company recorded an unusual credit of $4.2 million as a reduction to an unusual charge accrual recorded in 2000 to reflect the current estimate of remaining expenditures. The reduction related to adjustments to its estimated costs to settle contractual obligations based on new events and information. The Company recognized a gain of $3.4 million on the disposition of its interest in a joint venture within the Oilfield segment and received net proceeds of $6.0 million from this transaction. These items are reflected as unusual credits in the consolidated statement of operations.

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2000

    During 2000, the Company incurred items resulting in a net unusual charge of $69.6 million. Unusual items included charges of $111.0 million offset by credits of $41.4 million. The table set forth below summarizes these transactions:

                                                                                                              ACCRUED
                                                                                                            BALANCE AT
                                                             TOTAL                                          DECEMBER 31,
                                                             CHARGE         PAYMENTS       ADJUSTMENTS         2001
                                                             ------         --------       -----------      ------------

Cash charges:
  Severance for approximately 50 employees                 $     5.5       $    (2.6)      $      --        $     2.9
  Other contractual obligations                                  7.8            (2.4)           (4.2)             1.2
                                                           ---------       ---------       ---------        ---------
    Subtotal cash charges                                       13.3       $    (5.0)      $    (4.2)       $     4.1
                                                           ---------       =========       =========        =========
Noncash charges:
  Write-off of undeveloped oil and gas properties               16.2
  Venture formation expenses                                     6.0
                                                           ---------
    Subtotal noncash charges                                    22.2
                                                           ---------
Total cash and noncash charges                                  35.5
Loss on sale of oil and gas properties                          75.5
Unusual credits                                                (41.4)
                                                           ---------
    Total unusual charge                                   $    69.6
                                                           =========

    In October 2000, the Company's Board of Directors approved the Company's plan to substantially exit the oil and gas exploration business. The Company sold its interests in its China, Gulf of Mexico and Gabon oil and gas properties and recorded a loss of $75.5 million on the sale of these properties. Net proceeds from these sales were $53.4 million and were used to repay outstanding indebtedness. The Company also wrote off its remaining undeveloped exploration properties in other foreign jurisdictions resulting in a loss of $16.2 million. The Company accrued cash charges of $13.3 million for costs resulting from exiting the business, including severance and other employee-related costs and costs to settle contractual obligations. The employee groups to be terminated will be executive, engineering, field service and support personnel. The amount accrued for severance is based upon the positions eliminated and the Company's specific or statutory plans in place for these operations and does not include any portion of the employees' salary through their severance dates. Based on current estimates, the Company expects that the remainder of the accrued severance will be paid during 2002 or as the employees leave the Company. The contractual obligations will be paid as the Company settles with the various counterparties.

    The Company incurred fees of $6.0 million in connection with the formation of Western GECO, a venture formed by the Company in 2000.

    During 2000, the Company recorded an unusual credit of $28.5 million as net reductions to unusual charge accruals recorded in 1999 and prior years to reflect current estimates of remaining expenditures. The net reductions primarily related to severance accruals, legal accruals and accruals for lease obligations. In addition, the Company recognized gains of $12.9 million on the sale of various product lines within the Oilfield and Process segments. The Company received net proceeds from these sales of $41.7 million. These items are reflected as unusual credits in the consolidated statement of operations.

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1999

    As a result of continuing low activity levels, predominantly for the Company's seismic products and services, the Company recorded charges during the fourth quarter of 1999 totaling $122.8 million as summarized below:

                                                                                       ACCRUED
                                                                                      BALANCE AT
                                                   TOTAL                              DECEMBER 31,
                                                   CHARGE    PAYMENTS   ADJUSTMENTS      2001
                                                   ------    --------   -----------   ------------

Cash charges:
  Severance for approximately 800 employees      $   12.5   $   (8.8)   $   (3.7)      $     --
  Lease termination and other contractual
    obligations                                      36.0      (21.4)      (14.6)            --
  Other cash charges                                  2.2       (0.7)       (1.5)            --
                                                 --------   --------    --------       --------
    Subtotal cash charges                            50.7   $  (30.9)   $  (19.8)      $     --
                                                            ========    ========       ========
Noncash charges - impairment of property and
   equipment                                         72.1
                                                 --------
    Total cash and noncash charges               $  122.8
                                                 ========

    The employee groups to be terminated were executive, marketing, field service and support personnel of which substantially all were either terminated by the Company or transferred as of December 31, 2000 to Western GECO. The amount accrued for severance was based upon the positions eliminated and the Company's specific or statutory severance plans in place for these operations and did not include any portion of the employees' salary through their severance dates.

    The Company accrued $36.0 million related to expected costs to settle contractual obligations based upon management's decision to reduce or abandon certain operations and based on the terms of the applicable agreements. These costs consisted primarily of the cost of terminating leases on certain marine vessels that were taken out of service and removed from the fleet.

    The impairment of property included the write-off or write-down of certain assets utilized in the Company's seismic business. These assets were scrapped or otherwise disposed of and consisted of $51.1 million of land and marine recording equipment, $1.4 million of data processing equipment and $19.6 million of marine vessels that were sold or otherwise abandoned. Write-down amounts were generally determined by use of internal appraisal techniques to assess the estimated fair value to be realized upon disposal.

    During 1999, the Company realized unusual gains totaling $54.8 million. The Company sold two large excess real estate properties and realized net gains totaling $39.5 million. The Company received net proceeds of $68.1 million. In addition, the Company sold certain assets related to its previous divestiture of a joint venture and realized a net gain of $15.3 million.

    During 1999, the Company reviewed the remaining balances of the accruals for merger and unusual cash charges recorded in 1998 and prior years and made net reductions of $13.0 million to reflect the current estimates of remaining expenditures. These net reductions included reversals of previously recorded accruals that will not be utilized and that relate primarily to severance accruals and lease obligations. In addition, for accruals related to certain terminated lease obligations, revisions were made to increase previously recorded amounts based on current information and estimates of expected cash flows related to these leases.

    The unusual items described above were reflected in the following captions of the consolidated statement of operations for the year ended December 31, 1999:

                                        CHARGES    CREDITS   ADJUSTMENTS    TOTAL
                                        -------    -------   -----------    -----

Cost of revenues                       $   72.1   $     --    $     --    $   72.1
Selling, general and administrative          --      (15.3)       (5.0)      (20.3)
Merger related costs                         --         --        (1.6)       (1.6)
Unusual charge                             50.7      (39.5)       (6.4)        4.8
                                       --------   --------    --------    --------
   Total                               $  122.8   $  (54.8)   $  (13.0)   $   55.0
                                       ========   ========    ========    ========

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3. INCOME TAXES

    The provision for income taxes is comprised of the following for the years ended December 31:

                                                   2001       2000       1999
                                                 --------   --------   --------

                Current:
                  United States                  $    1.9   $    2.1   $    3.0
                  Foreign                           146.8       82.7       71.8
                                                 --------   --------   --------
                    Total current                   148.7       84.8       74.8
                                                 --------   --------   --------
                Deferred:
                  United States                      74.0       18.5      (30.4)
                  Foreign                             0.4       30.4      (19.5)
                                                 --------   --------   --------
                    Total deferred                   74.4       48.9      (49.9)
                                                 --------   --------   --------
                  Provision for income taxes     $  223.1   $  133.7   $   24.9
                                                 ========   ========   ========

    The geographic sources of income before income taxes, extraordinary loss and cumulative effect of accounting changes are as follows for the years ended December 31:

                                                   2001      2000          1999
                                                 --------   --------    --------

                United States                    $  206.8   $  (12.0)   $   76.0
                Foreign                             455.0      248.0       (17.8)
                                                 --------   --------    --------
                  Total                          $  661.8   $  236.0    $   58.2
                                                 ========   ========    ========

    Tax benefits of $5.5 million, $5.8 million and $4.2 million associated with the exercise of employee stock options were allocated to equity and recorded in capital in excess of par value in the years ended December 31, 2001, 2000 and 1999, respectively.

    The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to income before income taxes, extraordinary loss and cumulative effect of accounting changes for the reasons set forth below for the years ended December 31:

                                                                          2001       2000        1999
                                                                       --------    --------    --------
                Statutory income tax at 35%                            $  231.6    $   82.6    $   20.4
                Formation-related taxes for Western GECO                     --        45.0          --
                Incremental effect of joint venture operations             14.8         2.2          --
                Incremental effect of foreign operations                   (2.5)      (13.7)      (39.4)
                Net tax (benefit) charge related to foreign losses         (7.4)       11.7        52.0
                Nondeductible goodwill amortization                        10.0         8.2         9.3
                State income taxes - net of U.S.  tax benefit               2.7         1.3         2.0
                IRS audit agreement and refund claims                     (23.5)         --       (18.1)
                Other - net                                                (2.6)       (3.6)       (1.3)
                                                                       --------    --------    --------
                  Provision for income taxes                           $  223.1    $  133.7    $   24.9
                                                                       ========    ========    ========

    During 2001, incremental taxes of $14.8 million from the Western GECO venture arose due to unbenefitted foreign losses and due to taxes assessed in jurisdictions on a deemed profit basis. In addition, a current year benefit of $23.5 million was recognized as a result of the settlement of the Internal Revenue Service ("IRS") examination of certain 1994 through 1997 pre-acquisition tax returns and related refund claims of Western Atlas, Inc. The Company recognized interest income of $5.4 million associated with this settlement.

    During 2000, as a result of the repatriation of the proceeds from the formation of the Western GECO venture, the Company incurred $3.4 million of foreign withholdings and other taxes and provided $6.0 million of additional U.S. taxes. In addition, the formation of the venture reduced the expected amount of foreign source income available in the future to utilize the Company's foreign tax credit carryover; accordingly, the Company provided $35.6 million for additional U.S. taxes with respect to future repatriation of earnings necessary to utilize the foreign tax credit carryover. Such amounts, aggregating $45.0 million, are presented in the above income tax rate reconciliation table under the caption "Formation-related taxes for Western GECO."

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    During 1999, the Company recognized a tax benefit of $18.1 million through the reversal of previously provided deferred taxes after settling the IRS examination of its 1994 and 1995 U.S. tax years.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. The tax effects of the Company's temporary differences and carryforwards are as follows at December 31:

                                                                        2001         2000
                                                                      --------    --------

       Deferred tax assets:
          Receivables                                                 $   15.8    $   16.5
          Inventory                                                      100.7        97.2
          Employee benefits                                               20.3        17.2
          Other accrued expenses                                          54.9        64.1
          Operating loss carryforwards                                    59.3       146.9
          Tax credit carryforwards                                       186.9       178.5
          Other                                                           61.7        57.8
                                                                      --------    --------
             Subtotal                                                    499.6       578.2
          Valuation allowances                                           (45.4)      (56.4)
                                                                      --------    --------
            Total                                                        454.2       521.8
                                                                      --------    --------
       Deferred tax liabilities:
          Property                                                       124.8       114.2
          Other assets                                                   106.8       126.1
          Goodwill                                                       115.6       107.3
          Undistributed earnings of foreign subsidiaries                  74.9        74.9
          Other                                                           59.8        66.1
                                                                      --------    --------
             Total                                                       481.9       488.6
                                                                      --------    --------
       Net deferred tax (liability) asset                             $  (27.7)   $   33.2
                                                                      ========    ========

    A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. The Company has provided a valuation allowance for operating loss carryforwards in certain non-U.S. jurisdictions where its operations have decreased, currently ceased or the Company has withdrawn entirely.

    Provision has been made for U.S. and additional foreign taxes for the anticipated repatriation of certain earnings of foreign subsidiaries of the Company. The Company considers the undistributed earnings of its foreign subsidiaries above the amount already provided to be indefinitely reinvested. These additional foreign earnings could become subject to additional tax if remitted, or deemed remitted, as a dividend; however, the additional amount of taxes payable is not practicable to estimate.

    At December 31, 2001, the Company had approximately $104.1 million of foreign tax credits and $61.3 million of general business credits available to offset future payments of federal income taxes, expiring in varying amounts between 2004 and 2022. The Company's $21.5 million alternative minimum tax credits carryforward may be carried forward indefinitely under current U.S. law. The operating loss carryforwards without a valuation allowance will expire in varying amounts over the next twenty years.

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4. EARNINGS PER SHARE

    A reconciliation of the number of shares used for the basic and diluted earnings per share ("EPS") computations is as follows for the years ended December 31:

                                                                                  2001     2000     1999
                                                                                  ----     ----     ----
        Weighted average common shares outstanding for basic EPS                  335.6    330.9    328.2
        Effect of dilutive securities - stock plans                                 1.8      2.0      1.7
                                                                                 ------   ------   ------
        Adjusted weighted average common shares outstanding for diluted EPS       337.4    332.9    329.9
                                                                                 ======   ======   ======
        Future potentially anti-dilutive shares excluded from diluted EPS:
          Options with option price greater than market price                       4.6      3.6     10.2
          Liquid Yield Options Notes ("LYONS") convertible into common stock         --      7.2      7.2

NOTE 5. INVENTORIES

    Inventories are comprised of the following at December 31:

                                                                 2001         2000
                                                              ----------   ----------
                    Finished goods                            $    856.9   $    706.0
                    Work in process                                 81.7         82.0
                    Raw materials                                  111.2        110.5
                                                              ----------   ----------
                       Total                                  $  1,049.8   $    898.5
                                                              ==========   ==========

NOTE 6. INVESTMENTS IN AFFILIATES

    The Company has investments in affiliates that are accounted for using the equity method of accounting. The most significant of these affiliates is Western GECO, which was formed on November 30, 2000 between the Company and Schlumberger Limited ("Schlumberger"), and certain wholly owned subsidiaries of Schlumberger, with the Company and Schlumberger owning 30% and 70% of the venture, respectively. The Company contributed certain assets of its Western Geophysical division with a net book value of $1.1 billion, consisting primarily of multiclient seismic data and property and $15.0 million in working capital to Western GECO. The Company did not recognize any gain or loss resulting from the initial formation of the venture due to the Company's material continued involvement in the operations of Western GECO. The Company incurred fees and expenses of approximately $16.6 million in connection with the transaction. Of this total, $10.6 million of direct costs were capitalized to the Company's investment and $6.0 million were recorded as an unusual charge in the Company's consolidated statement of operations for the year ended December 31, 2000.

    In conjunction with the transaction, the Company received $493.4 million in cash from Schlumberger in exchange for the transfer of a portion of the Company's ownership in Western GECO. Additionally, as soon as practicable after November 30, 2004, the Company or Schlumberger will make a cash true-up payment to the other party based on a formula comparing the ratio of the net present value of sales revenue from each party's contributed multiclient seismic data libraries during the four-year period ending November 30, 2004 and the ratio of the net book value of those libraries as of November 30, 2000. The maximum payment that either party will be required to make as a result of this adjustment is $100.0 million. In conjunction with the formation of Western GECO, the Company transferred to the venture a lease on a seismic vessel. The Company is the sole guarantor of this lease obligation; however, Schlumberger has indemnified the Company for 70% of the total lease obligation. At December 31, 2001, the remaining commitment under this lease is $96.4 million. The Company also entered into an agreement with Western GECO whereby Western GECO subleased a facility from the Company for a period of ten years at current market rates. During 2001, the Company received $5.9 million of rental income from Western GECO.

    Included in the caption "Equity in income (loss) of affiliates" in the Company's consolidated statement of operations for 2001 and 2000 was $10.3 million for asset impairment charges associated with Western GECO and $9.5 million for restructuring and integration charges associated with Western GECO, respectively.

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    On October 30, 2001, the Company and Sequel Holdings, Inc. ("Sequel") created an entity to operate under the name of Petreco International ("Petreco"). The Company contributed $16.6 million of net assets of the refining and production product line of its Process segment to Petreco consisting primarily of intangible assets, accounts receivable and inventories. In conjunction with the transaction, the Company received $9.0 million in cash and two promissory notes totaling $10.0 million. Petreco profits are shared by the Company and Sequel in 49% and 51% interests, respectively. Sequel is entitled to a liquidation preference upon the liquidation or sale of Petreco. The Company accounts for its ownership in Petreco using the equity method of accounting and did not recognize any gain or loss from the initial formation of the entity due to the Company's material continued involvement in the operations of Petreco.

    Summarized unaudited combined financial information for all equity method affiliates is as follows as of December 31:

                                                    2001         2000
                                                 ----------   ----------

Combined operating results:
  Revenues                                       $  1,752.9   $    228.6
                                                 ==========   ==========
  Operating income (loss)                        $    226.1   $    (14.9)
                                                 ==========   ==========
  Net income (loss)                              $    118.2   $    (21.4)
                                                 ==========   ==========

Combined financial position:
  Current assets                                 $  2,045.9   $  1,565.5
  Noncurrent assets                                 1,043.0        945.1
                                                 ----------   ----------
    Total assets                                 $  3,088.9   $  2,510.6
                                                 ==========   ==========

  Current liabilities                            $    961.2   $    690.1
  Noncurrent liabilities                              130.2         12.5
  Stockholders' equity                              1,997.5      1,808.0
                                                 ----------   ----------
    Total liabilities and stockholders' equity   $  3,088.9   $  2,510.6
                                                 ==========   ==========

    At December 31, 2001 and 2000, net accounts receivable from affiliates totaled $33.5 million and $11.4 million, respectively. As of December 31, 2001 and 2000, the excess of the Company's investment over the Company's equity in affiliates is $303.4 million and $291.5 million, respectively. This amount is being amortized over 40 years and the amortization is included in the Company's equity in income (loss) of affiliates.

NOTE 7. PROPERTY, GOODWILL AND OTHER INTANGIBLES

    Property, plant and equipment is comprised of the following at December 31:

                                                      DEPRECIATION
                                                         PERIOD              2001               2000
                                                      ------------         ---------          ---------
        Land                                                               $    37.8          $    40.0
        Buildings and improvements                     5 - 40 years            534.1              517.1
        Machinery and equipment                        2 - 15 years          1,457.7            1,412.2
        Rental tools and equipment                     1 - 10 years            852.2              811.2
        Oil and gas properties, full cost method                               122.0              116.2
                                                                           ---------          ---------
          Total property                                                     3,003.8            2,896.7
        Accumulated depreciation and depletion                              (1,628.0)          (1,518.0)
                                                                           ---------          ---------
          Property - net                                                   $ 1,375.8          $ 1,378.7
                                                                           =========          =========

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    Goodwill and other intangibles are as follows at December 31:

                                                      AMORTIZATION
                                                         PERIOD          2001            2000
                                                      ------------    ----------      ----------
         Goodwill                                     5 - 40 years    $  1,607.8      $  1,640.5
         Other intangible assets                      3 - 40 years         202.4           220.1
                                                                      ----------      ----------
           Total goodwill and other intangibles                          1,810.2         1,860.6
         Accumulated amortization                                         (395.8)         (362.5)
                                                                      ----------      ----------
           Goodwill and other intangibles - net                       $  1,414.4      $  1,498.1
                                                                      ==========      ==========

NOTE 8. INDEBTEDNESS

    Total debt consisted of the following at December 31:

                                                                                              2001           2000
                                                                                           ----------     ----------
         Short-term debt with a weighted average interest rate of 4.90% at                 $     89.1     $     42.1
           December 31, 2001 (7.43% at December 31, 2000)

         Commercial Paper with a weighted average interest rate of 2.00% at
           December 31, 2001 (6.51% at December 31, 2000)                                        95.0          215.0

         5.8% Notes due February 2003 with an effective interest rate of 6.04%, net of unamortized discount of $0.1 at December 31, 2001 ($0.4 at
           December 31, 2000)                                                                    99.9           99.6

         8% Notes due May 2004 with an effective interest rate of 8.08%, net of unamortized discount of $0.3 at December 31, 2001 ($0.5 at
           December 31, 2000)                                                                    99.7           99.5

         7.875% Notes due June 2004 with an effective interest rate of 8.13%, net of unamortized discount of $1.0 at December 31, 2001 ($1.4 at
           December 31, 2000)                                                                   251.2          248.6

         Liquid Yield Option Notes due May 2008 with a yield to maturity of 3.5%
           per annum, net of unamortized discount of  $88.9 at December 31, 2000                   --          296.2

         6.25% Notes due January 2009 with an effective interest rate of 6.38%, net of unamortized discount of $2.2 at December 31, 2001 ($2.5 at
           December 31, 2000)                                                                   321.9          322.5

         6% Notes due February 2009 with an effective interest rate of 6.11%, net of unamortized discount of $1.2 at December 31, 2001 ($1.3 at
           December 31, 2000)                                                                   198.8          198.7

         8.55% Debentures due June 2024 with an effective interest rate of 8.80%, net of unamortized discount of $2.5 at December 31, 2001 ($2.6 at
           December 31, 2000)                                                                   147.5          147.4

         6.875% Notes due January 2029 with an effective interest rate of 7.08%, net of unamortized discount of $9.4 at December 31, 2001 ($9.6 at
           December 31, 2000)                                                                   390.6          390.4

         Other debt                                                                               0.9            2.9
                                                                                           ----------     ----------
         Total debt                                                                           1,694.6        2,062.9
         Less short-term debt and current maturities                                             12.2           13.3
                                                                                           ----------     ----------
         Long-term debt                                                                    $  1,682.4     $  2,049.6
                                                                                           ==========     ==========

     At December 31, 2001, the Company had $1,289.9 million of credit facilities with commercial banks, of which $800.5 million were committed. The committed facilities mature in September 2003. The Company's policy is to classify commercial paper and short-term borrowings as long-term debt to the extent of its committed facilities because the Company has the ability under these credit agreements and the intent to maintain these obligations

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


for longer than one year. There were no borrowings under these credit facilities during the years ended December 31, 2001 and 2000.

     On May 25, 2001, the Company redeemed its outstanding LYONS at a redemption price of $786.13 per $1,000 principal amount, for a total of $301.8 million. The redemption was funded through the issuance of commercial paper. In connection with the early extinguishment of debt, the Company recorded an extraordinary loss of $2.3 million ($1.5 million after tax) which represents the write-off of the remaining debt issuance costs.

     Maturities of debt at December 31, 2001 are as follows: 2002 - $12.2 million; 2003 - $272.6 million; 2004 - $347.8 million; 2005 - $0.1 million; 2006
- $0.0 million and $1,061.9 million thereafter.

NOTE 9. FINANCIAL INSTRUMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash and short-term investments, receivables, payables, debt, interest rate swaps, crude oil contracts and foreign currency contracts. Except as described below, the estimated fair value of such financial instruments at December 31, 2001 and 2000 approximate their carrying value as reflected in the consolidated balance sheets. The fair value of the Company's debt, interest rate swaps, crude oil contracts and foreign currency contracts has been estimated based on year-end quoted market prices.

     The estimated fair value of the Company's debt at December 31, 2001 and 2000 was $1,761.7 million and $2,131.5 million, respectively, which differs from the carrying amounts of $1,694.6 million and $2,062.9 million, respectively, included in the consolidated balance sheets.

INTEREST RATE SWAPS

     The Company entered into an interest rate swap agreement in February 1999 for a notional amount of $325.0 million. The Company receives interest at a rate of 6.25% and pays interest at a rate equal to the average of 6-month LIBOR for the Yen, Euro and Swiss Franc plus a 3.16% spread. The interest rate swap settles semi-annually and terminates in January 2009.

     The Company entered into a second interest rate swap agreement in June 2001 for a notional amount of $100.0 million on which the Company receives interest at a rate of 7.875% and pays interest at a rate of three-month LIBOR plus a spread of 2.7625%. The interest rate swap settles semi-annually and terminates in June 2004.

     In accordance with SFAS No. 133, these two interest rate swap agreements have been designated and have qualified as fair value hedging instruments. They were fully effective, resulting in no net gain or loss recorded in the consolidated statement of operations in 2001. In the unlikely event that the counterparty fails to meet the terms of the interest rate swap agreements, the Company's exposure is limited to the interest rate differentials.

     The fair value of these contracts at December 31, 2001 and 2000 was a $1.3 million recognized asset, under SFAS No. 133, and a $9.6 million unrecorded liability, respectively.

CRUDE OIL CONTRACTS

     During the year ended December 31, 2001, the Company entered into two crude oil contracts to mitigate price risk associated with production from the Company's interest in an oil producing property in Nigeria. Based on the Company's outlook on crude oil prices, the Company elected to terminate these contracts prior to their maturity date. Accordingly, the contracts were terminated on October 3, 2001 and the Company received a cash payment of $4.4 million. In accordance with SFAS No. 133, the net gain recognized in earnings in 2001 from all crude oil contracts was $3.1 million and is reported in revenue in the consolidated statement of operations.

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     During the year ended December 31, 2000, the Company had entered into two crude oil contracts to mitigate price risk associated with the Company's interest in an oil producing property in Nigeria. The fair value of these contracts at December 31, 2000 was a $3.1 million unrecorded asset.

FOREIGN CURRENCY FORWARD CONTRACTS

     At December 31, 2001, the Company had entered into foreign currency forward contracts with notional amounts of $8.5 million, $1.0 million and $0.7 million to hedge exposure to currency fluctuations in the Canadian Dollar, the Indonesian Rupiah and the Euro, respectively. These contracts are cash flow hedges. Based on year-end quoted market prices for contracts with similar terms and maturity dates, no asset or liability was recorded as the forward price is substantially the same as the contract price.

     At December 31, 2000, the Company had entered into foreign currency forward contracts with notional amounts of $50.0 million, $0.3 million and $0.2 million to hedge against exposure to fluctuations in the British Pound, the South African Rand and the Euro, respectively. The fair value of these forward contracts at December 31, 2000, was a $1.5 million unrecorded asset.

     The counterparties to the Company's forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the unlikely event that the counterparties fail to meet the terms of a foreign currency contract, the Company's exposure is limited to the foreign currency rate differential.

     During 2001, the Company entered into several foreign currency contracts to hedge exposure to currency fluctuations for specific transactions or balances. The impact on the consolidated statement of operations was not significant for these contracts either individually or in the aggregate.

CONCENTRATION OF CREDIT RISK

     The Company sells its products and services to numerous companies in the oil and gas industry. Although this concentration could affect the Company's overall exposure to credit risk, management believes that the Company is exposed to minimal risk since the majority of its business is conducted with major companies within the industry. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral for its accounts receivable. In some cases, the Company will require payment in advance or security in the form of a letter of credit or bank guarantee.

     The Company maintains cash deposits with major banks that from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

NOTE 10. SEGMENT AND RELATED INFORMATION

     The Company currently has eight operating divisions that have separate management teams and infrastructures that offer different products and services. The divisions have been aggregated into two reportable segments, "Oilfield" and "Process".

     The Oilfield segment consists of six operating divisions - Baker Atlas, Baker Hughes INTEQ, Baker Oil Tools, Baker Petrolite, Centrilift, and Hughes Christensen - that manufacture and sell equipment and provide services used in the drilling, completion, production and maintenance of oil and gas wells and in reservoir measurement and evaluation. They have been aggregated because the long-term financial performance of these divisions is affected by similar economic conditions and the consolidated results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The principal markets for this segment include all major oil and gas producing regions of the world, including North America, Latin America, Europe, Africa, the Middle East and the Far East. Customers include major multi-national, independent and national or state-owned oil companies. The Oilfield segment also includes the Company's interest in an oil and gas property in Nigeria and its investment in Western GECO and other less significant equity method investments.

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The Process segment consists of two operating divisions - EIMCO Process Equipment and BIRD Machine- that manufacture and sell process equipment for separating solids from liquids and liquids from liquids through filtration, sedimentation, centrifugation and flotation processes. The principal markets for this segment include all regions of the world where there are significant industrial and municipal wastewater applications and base metals activity. Customers include municipalities, contractors, engineering companies and pulp and paper, minerals, industrial and oil and gas producers. The Process segment also includes the Company's investment in Petreco.

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

                                                                 OILFIELD       PROCESS          OTHER            TOTAL
                                                                ----------     ----------      ----------      ----------
            2001
              Revenues                                          $  5,063.4     $    318.8      $       --      $  5,382.2
              Equity in income (loss) of affiliates                   56.0            0.1           (10.3)           45.8
              Segment profit (loss)                                  932.6          (14.4)         (256.4)          661.8
              Total assets                                         5,807.6          296.1           572.5         6,676.2
              Investment in affiliates                               902.8           26.2              --           929.0
              Capital expenditures                                   294.2            2.6            22.2           319.0
              Depreciation, depletion and amortization               323.6            8.7            12.4           344.7

            2000
              Revenues                                          $  4,910.8     $    323.0      $       --      $  5,233.8
              Equity in income (loss) of affiliates                    4.9             --            (9.5)           (4.6)
              Segment profit (loss)                                  573.9           (5.2)         (332.7)          236.0
              Total assets                                         5,597.9          332.3           558.9         6,489.1
              Investment in affiliates                               869.3             --              --           869.3
              Capital expenditures                                   565.0            2.5            31.7           599.2
              Depreciation, depletion and amortization               591.3           11.9             8.3           611.5

            1999
              Revenues                                          $  4,546.7     $    389.8      $       --      $  4,936.5
              Equity in income of affiliates                           7.0             --              --             7.0
              Segment profit (loss)                                  360.8          (22.3)         (280.3)           58.2
              Total assets                                         6,297.7          420.7           463.7         7,182.1
              Investment in affiliates                                40.2             --              --            40.2
              Capital expenditures                                   572.1            6.6            61.7           640.4
              Depreciation, depletion and amortization               769.5           12.3             8.9           790.7

     For the years ended December 31, 2001, 2000 and 1999, there were no revenues attributable to one customer that accounted for more than 10% of total revenues for any segment.

     The following table presents the details of "Other" segment loss for the years ended December 31:

                                                                            2001          2000          1999
                                                                          --------      --------      --------
         Corporate expenses                                               $ (130.3)     $  (99.2)     $  (94.9)
         Interest - net                                                     (114.2)       (168.5)       (161.9)
         Unusual charge - net                                                 (1.6)        (69.6)         (4.8)
         Unusual charges to costs of revenues and SG&A                          --            --         (51.8)
         Gain on sale of  securities                                            --          14.1          31.5
         Unusual charge related to equity method investments                 (10.3)         (9.5)           --
         Merger related costs                                                   --            --           1.6
                                                                          --------      --------      --------
           Total                                                          $ (256.4)     $ (332.7)     $ (280.3)
                                                                          ========      ========      ========

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The following table presents the details of "Other" total assets at December 31:

                                                             2001           2000           1999
                                                          ----------     ----------     ----------
         Current deferred tax asset                       $    181.3     $    190.5     $    141.6
         Net property                                          176.3          170.9          145.6
         Accounts receivable                                    44.0           34.9           29.9
         Other tangible assets                                  85.6           85.6           62.5
         Other                                                  85.3           77.0           84.1
                                                          ----------     ----------     ----------
           Total                                          $    572.5     $    558.9     $    463.7
                                                          ==========     ==========     ==========

    The following table presents consolidated revenues by country based on the location of the use of the product or service for the years ended December 31:

                                                             2001           2000           1999
                                                          ----------     ----------     ----------
         United States                                    $  2,082.0     $  2,034.9     $  1,874.2
         United Kingdom                                        340.8          349.0          411.4
         Norway                                                312.2          279.2          274.1
         Canada                                                303.9          289.7          234.5
         Venezuela                                             233.0          277.4          228.3
         Other countries (approximately 65 countries)        2,110.3        2,003.6        1,914.0
                                                          ----------     ----------     ----------
           Total                                          $  5,382.2     $  5,233.8     $  4,936.5
                                                          ==========     ==========     ==========

     The following table presents net property by country based on the location of the asset at December 31:

                                                             2001           2000           1999
                                                          ----------     ----------     ----------
         United States                                    $    799.1     $    758.0     $    947.4
         United Kingdom                                        108.7          133.7          183.4
         Nigeria                                                83.0           78.6           91.9
         Norway                                                 48.1           37.3           43.0
         Venezuela                                              37.4           45.4           53.6
         Other countries                                       299.5          325.7          365.4
         Western Geophysical mobile assets*                       --             --          369.0
                                                          ----------     ----------     ----------
            Total                                         $  1,375.8     $  1,378.7     $  2,053.7
                                                          ==========     ==========     ==========

* These assets represent marine seismic vessels, land crews and related equipment that are mobile and move frequently between countries. Data processing centers, land and buildings have been included in the countries where these assets were located.

NOTE 11. EMPLOYEE STOCK PLANS

     The Company has stock option plans that provide for the issuance of incentive and non-qualified stock options to directors, officers and other key employees at an exercise price equal to or greater than the fair market value of the stock at the date of grant. These stock options generally vest over three years. Vested options are exercisable in part or in full at any time prior to the expiration date of ten years from the date of grant. As of December 31, 2001, 7.6 million shares were available for future option grants.

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    The following table summarizes the activity for the Company's stock option plans (shares in thousands):

                                                                       WEIGHTED
                                                                       AVERAGE
                                                        NUMBER      EXERCISE PRICE
                                                      OF SHARES       PER SHARE
                                                      ----------    --------------

         Outstanding at December 31, 1998                 13,332      $    27.24
         Granted                                             557           22.07
         Exercised                                        (1,096)          17.42
         Forfeited                                        (1,058)          33.03
                                                      ----------      ----------
         Outstanding at December 31, 1999                 11,735           27.39
         Granted                                           2,154           27.40
         Exercised                                        (2,471)          21.16
         Forfeited                                          (766)          27.79
                                                      ----------      ----------
         Outstanding at December 31, 2000                 10,652           28.80
         Granted                                           1,850           40.97
         Exercised                                        (2,291)          22.05
         Forfeited                                          (344)          30.01
                                                      ----------      ----------
         Outstanding at December 31, 2001                  9,867      $    32.61
                                                      ==========      ==========

     The following table summarizes information for stock options outstanding at December 31, 2001 (shares in thousands):

                                                  OUTSTANDING                             EXERCISABLE
                                  ------------------------------------------      --------------------------
                                                   WEIGHTED
                                                    AVERAGE
                                                   REMAINING       WEIGHTED                        WEIGHTED
                                                  CONTRACTUAL       AVERAGE                         AVERAGE
    RANGE OF EXERCISE                                LIFE          EXERCISE                        EXERCISE
         PRICES                     SHARES        (IN YEARS)        PRICE           SHARES          PRICE
    -----------------             ----------      -----------     ----------      ----------      ----------
     $  1.17  $ 14.86                    154            3.83      $    10.19             138      $     9.66
     $ 16.81  $ 21.00                  3,144            6.30           20.82           2,606           20.78
     $ 21.06  $ 26.07                  1,343            7.28           22.82             554           22.73
     $ 28.25  $ 40.25                  1,174            7.01           36.30             743           35.85
     $ 43.63  $ 47.81                  4,052            7.24           44.80           2,243           47.79
                                  ----------      ----------      ----------      ----------      ----------
        Total                          9,867            6.87      $    32.61           6,284      $    32.13
                                  ==========      ==========      ==========      ==========      ==========

     The Company also has an employee stock purchase plan whereby eligible employees may purchase shares of the Company's common stock at a price equal to 85% of the lower of the closing price of the Company's common stock on the first or last trading day of the Company's fiscal year. A total of 1.5 million shares are remaining for issuance under the plan. Employees purchased 0.6 million shares in 2001, 1.1 million shares in 2000 and 1.5 million shares in 1999.

     As allowed by SFAS No. 123, the Company has elected to continue to follow APB No. 25 in accounting for its employee stock plans. Under APB No. 25, the Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price is equal to or greater than the market price of the underlying stock on the grant date.

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     SFAS No. 123 requires the disclosure of pro forma net income and EPS as if the Company had adopted the fair value method as of January 1, 1995. Under SFAS No. 123, the fair value of stock based awards to employees is calculated through the use of option pricing models. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

                                         ASSUMPTIONS
                   --------------------------------------------------------
                                                  RISK-FREE       EXPECTED
                   DIVIDEND        EXPECTED       INTEREST          LIFE
                    YIELD         VOLATILITY        RATE         (IN YEARS)
                   --------       ----------      ---------      ----------
     2001            1.1%            53.0%           3.4%             3.1
     2000            1.7%            59.6%           5.0%             3.2
     1999            2.2%            55.4%           6.5%             5.0

     The weighted average fair values of options granted in 2001, 2000 and 1999 were $15.04, $11.15 and $11.77 per share, respectively. If the Company had recognized compensation expense based on these values, the Company's net income and EPS would have been reduced to the pro forma amounts indicated below:

                                       2001           2000           1999
                                    ----------     ----------     ----------
         Net income
              As reported           $    438.0     $    102.3     $     33.3
              Pro forma                  412.0           81.6            6.2
         Basic EPS
              As reported           $     1.31     $     0.31     $     0.10
              Pro forma                   1.23           0.25           0.02
         Diluted EPS
              As reported           $     1.30     $     0.31     $     0.10
              Pro forma                   1.22           0.25           0.02

     These pro forma calculations may not be indicative of future amounts since the pro forma disclosure does not apply to options granted prior to 1996 and additional awards in future years are anticipated.

NOTE 12. EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PENSION PLANS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company has various noncontributory defined benefit pension plans covering various domestic and foreign employees. Generally, the Company makes annual contributions to the plans in amounts necessary to meet or exceed minimum governmental funding requirements. The Company also provides certain postretirement health care and life insurance benefits other than pensions ("Postretirement Benefits") to substantially all U.S. employees who retire and have met certain age and service requirements. During 2001, the Company approved amendments to the Postretirement Benefits plan for certain employees to enhance their health care benefits, which will be effective January 1, 2002.

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The reconciliation of the beginning and ending balances of benefit obligations and fair value of plan assets, and the funded status of the plans are as follows for the years ended December 31:

                                                                   PENSION BENEFITS         POSTRETIREMENT BENEFITS
                                                                ----------------------      -----------------------
                                                                  2001          2000          2001          2000
                                                                --------      --------      --------      --------
         Change in benefit obligation:
          Benefit obligation at beginning of year               $  220.8      $  210.0      $  120.4      $  113.7
          Service cost                                               4.5           6.2           1.6           1.7
          Interest cost                                             14.8          14.2           8.9           8.3
          Plan participants' contributions                           0.5           1.1            --            --
          Amendments                                                  --            --          12.2            --
          Actuarial loss                                            17.2           7.1          16.3          11.6
          Settlement/curtailment gain                              (13.5)           --            --          (1.6)
          Benefits paid                                            (10.2)        (10.3)        (15.7)        (13.3)
          Exchange rate adjustment                                  (5.0)         (7.5)           --            --
                                                                --------      --------      --------      --------
         Benefits obligation at end of year                        229.1         220.8         143.7         120.4
                                                                --------      --------      --------      --------

         Change in plan assets:
          Fair value of plan assets at beginning of year           323.8         299.0            --            --
          Actual return (loss) on plan assets                      (40.3)         35.2            --            --
          Employer contribution                                      7.5           4.8            --            --
          Plan participants' contributions                           0.5           1.1            --            --
          Benefits paid                                            (10.2)        (10.3)           --            --
          Exchange rate adjustment                                  (3.2)         (6.0)           --            --
                                                                --------      --------      --------      --------
         Fair value of plan assets at end of year                  278.1         323.8            --            --
                                                                --------      --------      --------      --------

         Funded status - over (under)                               49.0         103.0        (143.7)       (120.4)
         Unrecognized actuarial (gain)loss                          62.3          (8.0)         16.9           0.7
         Unrecognized prior service cost                             0.8           1.0           9.7          (3.0)
                                                                --------      --------      --------      --------
         Net amount recognized                                     112.1          96.0        (117.1)       (122.7)
         Benefits paid - October to December                         1.1           0.7           4.1           3.5
                                                                --------      --------      --------      --------
         Net amount recognized                                  $  113.2      $   96.7      $ (113.0)     $ (119.2)
                                                                ========      ========      ========      ========

     Amounts recognized in the consolidated balance sheet are as follows at December 31:

                                                               PENSION BENEFITS            POSTRETIREMENT BENEFITS
                                                          --------------------------      --------------------------
                                                             2001            2000            2001            2000
                                                          ----------      ----------      ----------      ----------
         Prepaid benefit cost                             $    143.6      $    128.8      $       --      $       --
         Accrued benefit liability                             (30.4)          (32.1)         (113.0)         (119.2)
         Minimum liability                                     (19.3)          (10.1)             --              --
         Intangible asset                                        0.5             0.4              --              --
         Accumulated other comprehensive income                 18.8             9.7              --              --
                                                          ----------      ----------      ----------      ----------
         Net amount recognized                            $    113.2      $     96.7      $   (113.0)     $   (119.2)
                                                          ==========      ==========      ==========      ==========

     Actuarial assumptions used to determine costs and benefit obligation for these plans are as follows for the years ended December 31:

                                                           PENSION BENEFITS                      POSTRETIREMENT BENEFITS
                                                 ------------------------------------      ------------------------------------
                                                   2001          2000          1999          2001          2000          1999
                                                 --------      --------      --------      --------      --------      --------

         Discount rate                               6.53%         6.96%         6.95%          7.0%         7.75%        7.50%
         Expected return on plan assets              8.68%         8.69%         8.68%
         Rate of compensation increase               3.75%         3.98%         3.92%

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The components of net pension and postretirement costs are as follows for the years ended December 31:

                                                           PENSION BENEFITS                        POSTRETIREMENT BENEFITS
                                                  ------------------------------------      ------------------------------------
                                                    2001          2000          1999          2001          2000          1999
                                                  --------      --------      --------      --------      --------      --------

         Service cost                             $    4.5      $    6.2      $    6.2      $    1.6      $    1.7      $    2.0
         Interest cost                                14.8          14.2          13.7           8.9           8.3           8.1
         Expected return on plan assets              (27.8)        (25.4)        (22.5)           --            --            --
         Amortization of prior service cost             --            --            --          (0.5)         (0.5)         (0.4)
         Recognized actuarial (gain) loss              0.5           0.2           0.5            --          (0.1)           --
                                                  --------      --------      --------      --------      --------      --------
         Net periodic benefit cost                    (8.0)         (4.8)         (2.1)         10.0           9.4           9.7
         Curtailment effect recognized                  --            --          (0.2)           --            --            --
                                                  --------      --------      --------      --------      --------      --------
         Net periodic benefit cost                $   (8.0)     $   (4.8)     $   (2.3)     $   10.0      $    9.4      $    9.7
                                                  ========      ========      ========      ========      ========      ========

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $116.7 million, $112.4 million and $72.3 million, respectively, as of December 31, 2001, and $109.3 million, $99.9 million and $66.8 million, respectively, as of December 31, 2000. The Company's postretirement benefit plan is not funded.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the Postretirement Benefits plan. As of December 31, 2001, the health care cost trend rate was 7.3% for employees under age 65 and 8.3% for participants over age 65 with each declining gradually each successive year until it reaches 5.0% for both employees under age 65 and over age 65 in 2007. The assumed health care cost trend rate used in measuring the accumulated benefit obligation for Postretirement Benefits was adjusted in 2000. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                        ONE PERCENTAGE   ONE PERCENTAGE
                                                                        POINT INCREASE   POINT DECREASE
                                                                        --------------   --------------
         Effect on total of service and interest cost components          $      0.7       $     (0.6)
         Effect on postretirement benefit obligation                             9.6             (8.5)

DEFINED CONTRIBUTION PLANS

     During the periods reported, generally all of the Company's U.S. employees were eligible to participate in the Company sponsored Thrift Plan, which is a 401(k) plan under the Internal Revenue Code of 1986, as amended. The Company sponsored Thrift Plan allows eligible employees to elect to contribute from 1% to 15% of their salaries to an investment trust. Employee contributions are matched in cash by the Company at the rate of $1.00 per $1.00 employee contribution for the first 3% and $0.50 per $1.00 employee contribution for the next 2% of the employee's salary. Such contributions vest immediately. In addition, the Company makes a cash contribution for all eligible employees between 2% and 5% of their salary depending on the employee's age. Such contributions become fully vested to the employee after five years of employment. The Thrift Plan provides for nine different investment options, for which the employee has sole discretion in determining how both the employer and employee contributions are invested. The Company's contribution to the Thrift Plan and other defined contribution plans amounted to $63.7 million, $57.5 million and $55.5 million in 2001, 2000 and 1999, respectively.

     For certain non-U.S. employees who are not eligible to participate in the Thrift Plan, the Company provides a non-qualified defined contribution plan that provides basically the same benefits as the Thrift Plan. In addition, the Company provides a non-qualified supplemental retirement plan ("SRP") for certain officers and employees whose benefits under the Thrift Plan are limited by federal tax law. The SRP also allows the eligible employees to defer a portion of their eligible compensation and provides for employer matching and base contributions pursuant to limitations. Both non-qualified plans are fully funded and invested through trusts, the assets of which are included in the Company's consolidated balance sheet. The Company's contributions to these non-qualified plans were $4.2 million, $2.4 million and $2.0 million for 2001, 2000 and 1999, respectively.

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


POST EMPLOYMENT BENEFITS

    During the periods reported, the Company provided certain postemployment disability and medical benefits to substantially all qualifying former or inactive U.S. employees. Disability income benefits ("Disability Benefits"), available at the date of hire, are provided through a qualified plan which has been funded by contributions from the Company and employees. The primary asset of the plan is a guaranteed insurance contract with an insurance company. The asset currently earns interest at 5.7%. The actuarially determined obligation is calculated at a discount rate of 7.25%. Disability Benefits (income) expense was $(1.9) million, $0.4 million and $1.3 million in 2001, 2000 and 1999, respectively. The continuation of medical, life insurance and Thrift Plan benefits while on disability and the service related salary continuance benefits ("Continuation Benefits") are also provided through a qualified plan. Expense for Continuation Benefits, which is primarily interest cost on the projected benefit obligation, was $2.7 million, $2.6 million and $5.9 million, for 2001, 2000 and 1999, respectively. During 2000, the Company changed its salary continuance benefits to a non-service related plan.

    The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets for Disability Benefits and Continuation Benefits at December 31:

                                                                                   2001            2000
                                                                                ----------      ----------
         Actuarial present value of accumulated benefit obligation              $    (45.2)     $    (42.1)
         Plan assets at fair value                                                    15.5            15.0
                                                                                ----------      ----------
         Accumulated benefit obligation in excess of plan assets                     (29.7)          (27.1)
         Prior service costs                                                          (0.5)           (0.6)
         Unrecognized net (gain)/loss                                                  3.6            (0.9)
                                                                                ----------      ----------
         Postemployment liability                                               $    (26.6)     $    (28.6)
                                                                                ==========      ==========

     Health care cost assumptions used to measure the Continuation Benefits obligation are similar to the assumptions used in determining the obligation for postretirement health care benefits. A discount rate of 6.50% in 2001 and 7.25% in 2000 was used in the accounting for Continuation Benefits.

NOTE 13. COMMITMENTS AND CONTINGENCIES

LEASES

     At December 31, 2001, the Company had long-term non-cancelable operating leases covering certain facilities and equipment. The minimum annual rental commitments, net of amounts due under subleases, for each of the five years in the period ending December 31, 2006 are $54.5 million, $47.8 million, $34.2 million, $23.1 million and $16.5 million, respectively, and $109.9 million in the aggregate thereafter. The Company has not entered into any significant capital leases.

     In September 2000, the Company sold four facilities for approximately $117.7 million. The proceeds were used to repay outstanding indebtedness. The facilities were leased back from the purchaser over a period of 15 years at current market rates. One of these facilities was subsequently subleased to Western GECO at current market rates for a period of 10 years, in conjunction with the formation of the venture.

LITIGATION

     The Company and its subsidiaries are involved in litigation or proceedings that have arisen in the Company's ordinary business activities. The Company insures against these risks to the extent deemed prudent by its management, but no assurance can be given that the nature and amount of such insurance will be sufficient to fully indemnify the Company against liabilities arising out of pending and future legal proceedings. Many of these insurance policies contain self-insured retentions in amounts the Company deems prudent.

     The Company has been named as a defendant in a number of shareholder class action suits filed by purported shareholders shortly after the Company's December 8, 1999 announcement regarding the accounting issues it discovered at its INTEQ division. These suits, which seek unspecified monetary damages, have been consolidated in

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


the federal district court for the Southern District of Texas pursuant to the Private Securities Litigation Reform Act of 1995. The Company filed Motions to Dismiss in both the shareholder derivative suit and the class action. The federal district court granted the Company's Motions on both actions. No appeal was filed in the shareholder derivative suit, but the class action case is currently on appeal at the U. S. Fifth Circuit Court of Appeals. The Company believes the allegations in these suits are without merit, and the Company intends to vigorously defend these lawsuits. Even so, an adverse outcome in this class action litigation could have an adverse effect on the Company's results of operations or financial condition.

ENVIRONMENTAL MATTERS

     The Company's past and present operations include activities which are subject to extensive federal and state environmental regulations.

     The Company has been identified as a potentially responsible party ("PRP") in remedial activities related to various "Superfund" sites. Applicable United States federal law imposes joint and several liability on each PRP for the cleanup of these sites leaving the Company with the uncertainty that it may be responsible for the remediation cost attributable to other PRPs who are unable to pay their share of the remediation costs. Generally, the Company has estimated its share of such total cost based on the ratio that the estimated volume of waste contributed to the site by the Company bears to the total estimated volume of waste disposed at the site. The Company has accrued what it believes to have been its pro rata share of the total estimated cost of remediation of these Superfund sites based upon such a volumetric calculation. No accrual has been made under the joint and several liability concept since the Company believes that the probability that it will have to pay material costs above its volumetric share is remote. The Company believes there are other PRPs who have greater involvement on a volumetric calculation basis, who have substantial assets and who may be reasonably expected to pay their share of the cost of remediation. In some cases, the Company has insurance coverage or contractual indemnities from third parties to cover the ultimate liability.

     At December 31, 2001 and 2000, the Company had accrued $17.6 million and $14.1 million, respectively, for remediation costs, including the Superfund sites referred to above. The measurement of the accruals for remediation costs is subject to uncertainty, including the evolving nature of environmental regulations and the difficulty in estimating the extent and type of remediation activity that will be utilized. The Company believes that the likelihood of material losses in excess of those amounts recorded is remote.

OTHER

     In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under letters of credit and other bank issued guarantees totaling approximately $187.8 million at December 31, 2001. The Company also had commitments outstanding for purchase obligations related to capital expenditures and inventory under purchase orders and contracts of approximately $138.2 million at December 31, 2001. In addition, at December 31, 2001, the Company has guaranteed debt of third parties totaling $36.9 million. It is not practicable to estimate the fair value of these financial instruments and management does not expect any material losses from these financial instruments. In conjunction with the formation of Western GECO, the Company transferred to the venture a lease on a seismic vessel. The Company is the sole guarantor of this lease obligation; however, Schlumberger has indemnified the Company for 70% of the total lease obligation. At December 31, 2001, the remaining commitment under this lease is $96.4 million.

NOTE 14. OTHER SUPPLEMENTAL INFORMATION

     Supplemental consolidated statement of operations information is as follows for the years ended December 31:

                                                                       2001         2000         1999
                                                                     --------     --------     --------
         Rental expense (generally transportation equipment          $   96.9     $  138.1     $  169.1
           and warehouse facilities)
         Research and development                                       129.6        118.0         99.8

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Supplemental consolidated statement of cash flows information is as follows for the years ended December 31:

                                                                                  2001          2000          1999
                                                                                --------      --------      --------
         Sources (uses) of cash in:
           Accounts receivable                                                  $  (64.9)     $ (138.8)     $  219.3
           Inventories                                                            (150.6)        (54.5)        190.3
           Accounts payable                                                        110.2         (27.2)        (88.3)
           Accrued employee compensation and other current liabilities             112.5          (7.9)       (179.0)
           Deferred revenue and other long-term liabilities                         (8.0)        (11.8)       (175.3)
           Other assets and liabilities                                            (59.1)          0.3        (186.4)
                                                                                --------      --------      --------
         Net effect of change in operating accounts                             $  (59.9)     $ (239.9)     $ (219.4)
                                                                                ========      ========      ========

         Income taxes paid                                                      $   97.7      $  116.0      $  118.7
         Interest paid                                                             122.2         172.6         148.8

     The formation of Petreco in 2001 and Western GECO in 2000 included the following cash and noncash amounts for the year ended December 31:

                                                                                                2001          2000
                                                                                              --------      --------
         Assets (liabilities) reclassified:
           Working capital - net                                                              $    1.8      $   15.6
           Property - net                                                                          1.3         416.0
           Goodwill and other intangibles                                                         33.5         259.8
           Multiclient seismic data and other assets                                              (1.0)        707.4
           Long-term liabilities                                                                  (0.5)        (77.6)
                                                                                              --------      --------
         Noncash assets and liabilities reclassified to investment in affiliates                  35.1       1,321.2
         Less proceeds from sale of interest in affiliate                                         (9.0)       (493.4)
                                                                                              --------      --------
         Net investment in venture at formation                                               $   26.1      $  827.8
                                                                                              ========      ========

NOTE 15. QUARTERLY DATA (UNAUDITED)

                                                    FIRST          SECOND         THIRD         FOURTH           TOTAL
                                                   QUARTER        QUARTER        QUARTER        QUARTER           YEAR
                                                  ----------     ----------     ----------     ----------      ----------
     2001*
       Revenues                                   $  1,228.5     $  1,342.0     $  1,436.0     $  1,375.7      $  5,382.2
       Gross profit**                                  338.5          380.2          427.2          404.5         1,550.4
       Net income                                       71.1          103.8          137.1          126.0           438.0
       Basic earnings per share                         0.21           0.31           0.41           0.37            1.31
       Diluted earnings per share                       0.21           0.31           0.41           0.37            1.30
       Dividends per share                        $     0.11     $     0.12     $     0.11     $     0.12      $     0.46
       Common stock market prices:
         High                                     $    44.99     $    41.50     $    36.17     $    37.70
         Low                                      $    36.31     $    32.85     $    26.29     $    28.60

     2000*
       Revenues                                   $  1,240.8     $  1,255.5     $  1,353.7     $  1,383.8      $  5,233.8
       Gross profit**                                  252.1          286.9          334.2          351.0         1,224.2
       Net income (loss)                                15.4           62.7           65.2          (41.0)          102.3
       Basic earnings (loss) per share                  0.04           0.19           0.20          (0.12)           0.31
       Diluted earnings (loss) per share                0.04           0.19           0.20          (0.12)           0.31
       Dividends per share                        $     0.11     $     0.12     $     0.11     $     0.12      $     0.46
       Common stock market prices:
         High                                     $    30.25     $    37.88     $    39.31     $    42.94
         Low                                      $    20.25     $    26.00     $    30.38     $    32.44

*  See Note 2 for unusual charges.

** Represents revenues less cost of revenues.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors of the Company is set forth in the section entitled "Election of Directors" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held April 24, 2002, which section is incorporated herein by reference. For information regarding executive officers of the Company, see "Item 1. Business - Executive Officers." Additional information regarding compliance by directors and executive officers with
Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2002, which section is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information for this item is set forth in the section entitled "Executive Compensation" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held April 24, 2002, which section is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is set forth in the sections entitled "Voting Securities" and "Security Ownership of Management" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held April 24, 2002, which sections are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions with management is set forth in the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held April 24, 2002, which section is incorporated herein by reference.

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

          (2)  Financial Statement Schedules

               Schedule II Valuation and Qualifying Accounts

          (3)  Exhibits

               Each exhibit identified below is filed as a part of this report. Exhibits designated with an "*" are filed as an exhibit to this Annual Report on Form 10-K. Exhibits previously filed as indicated below are incorporated by reference.

         3.1 Restated Certificate of Incorporation (filed as Exhibit 3.1 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998).

         3.2*     Bylaws of Baker Hughes Incorporated restated as of
                  January 30, 2002.

         3.3 Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 4.2 to Baker Hughes Incorporated Registration Statement on Form S-3 dated September 27, 1999).

         4.1 Rights of Holders of the Company's Long-Term Debt. The Company has no long-term debt instrument with regard to which the securities authorized thereunder equal or exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of its long-term debt instruments to the SEC upon request.

         4.2 Restated Certificate of Incorporation (filed as Exhibit 3.1 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998).

         4.3* Bylaws of Baker Hughes Incorporated restated as of January 30, 2002 (filed as Exhibit 3.2 of this Form 10-K).

         4.4 Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 4.2 to Baker Hughes Incorporated Registration Statement on Form S-3 dated September 27, 1999).

         4.5 Indenture dated as of May 15, 1994 between Western Atlas Inc. and The Bank of New York, Trustee, providing for the issuance of securities in series (filed as Exhibit 4.6 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1999).

         10.1 Employment Agreement by and between Baker Hughes Incorporated and Michael E. Wiley dated as of July 17, 2000 (filed as
                  Exhibit 10.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2000).

         10.2 Severance Agreement between Baker Hughes Incorporated and Michael E. Wiley dated as of July 17, 2000 (filed as Exhibit
                  10.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2000).

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

         10.5 Form of Amendment 1 to Severance Agreement between Baker Hughes Incorporated and each of G. Stephen Finley and Andrew
                  J. Szescila effective November 11, 1998 (filed as Exhibit 10.7 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998).

         10.6     Severance Agreement between Baker Hughes Incorporated and Alan
                  R. Crain, Jr. dated as of October 25, 2000 (filed as Exhibit
                  10.6 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

         10.7 Severance Agreement between Baker Hughes Incorporated and Greg Nakanishi dated as of November 1, 2000 (filed as Exhibit 10.7 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

         10.8     Agreement regarding restricted stock award issued to Michael
                  E. Wiley on August 15, 2000 in the amount of 150,000 shares of Company Common Stock (filed as Exhibit 10.8 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

         10.9 Agreement regarding supplemental restricted stock award issued to Michael E. Wiley on August 15, 2000 in the amount of 83,000 shares of Company Common Stock (filed as Exhibit 10.9 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

         10.10 Amended and Restated 1991 Employee Stock Bonus Plan of Baker Hughes Incorporated (filed as Exhibit 10.15 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997), as amended by Amendment No. 1997-1 to the Amended and Restated 1991 Employee Stock Bonus Plan (filed as
                  Exhibit 10.16 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997) and as amended by Amendment No. 1999-1 to the Amended and Restated 1991 Employee Stock Bonus Plan (filed as Exhibit 10.11 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998).

         10.11 Restated 1987 Stock Option Plan of Baker Hughes Incorporated (amended as of October 24, 1990) (filed as Exhibit 10.17 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997).

         10.12 Baker Hughes Incorporated Supplemental Retirement Plan (filed as Exhibit 10.14 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997), as amended by Amendment No. 1997-1 to the Baker Hughes Incorporated Supplemental Retirement Plan (filed as Exhibit
                  10.20 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997) and as amended by Amendment No. 1999-1 to the Baker Hughes Incorporated Supplemental Retirement Plan (filed as Exhibit 10.16 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998).

         10.13 Executive Severance Policy (filed as Exhibit 10.12 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1999).

         10.14 1993 Stock Option Plan (filed as Exhibit 10.18 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998), as amended by Amendment No. 1997-1 to the 1993 Stock Option Plan (filed as Exhibit 10.23 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997) and as amended by Amendment No. 1999-1 to the 1993 Stock Option Plan (filed as Exhibit
                  10.20 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998).

         10.15 1993 Employee Stock Bonus Plan (filed as Exhibit 10.21 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998), as amended by Amendment No. 1997-1 to the 1993 Employee Stock Bonus Plan (filed as Exhibit
                  10.25 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997) and as amended by Amendment No. 1999-1 to the 1993 Employee Stock Bonus Plan (filed as Exhibit 10.23 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31,
                  1998).

         10.16 Amended and Restated Director Compensation Deferral Plan (filed as Exhibit 10.24 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31,
                  1998).

         10.17    1995 Employee Annual Incentive Compensation Plan (filed as
                  Exhibit 10.20 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1999), as amended by Amendment No. 1997-1 to the 1995 Employee Annual Incentive Compensation Plan (filed as Exhibit 10.25 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997), and as amended by Amendment No. 1999-1 to the 1995 Employee Annual Incentive

                  Compensation Plan (filed as Exhibit 10.27 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998).

         10.18 Long Term Incentive Plan (filed as Exhibit 10.31 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997), as amended by Amendment No. 1999-1 to Long Term Incentive Plan (filed as Exhibit 10.32 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998).

         10.19 1998 Employee Stock Option Plan (filed as Exhibit 10.33 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998), as amended by Amendment No. 1999-1 to 1998 Employee Stock Option Plan (filed as Exhibit
                  10.34 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998).

         10.20 Form of Credit Agreement, dated as of October 1, 1998, among Baker Hughes Incorporated and fourteen banks for $750,000,000, in the aggregate for all banks (filed as Exhibit 10.35 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998).

         10.21 Form of Credit Agreement dated as of October 1, 1998 among Baker Hughes Incorporated and fourteen banks for $250,000,000, in the aggregate for all banks (filed as Exhibit 10.36 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998), as amended by Form of First Amendment of Credit Agreement dated as of September 29, 1999 among Baker Hughes Incorporated and fourteen banks for $250,000,000, in the aggregate for all banks (filed as Exhibit
                  10.29 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1999) and as amended by Form of Second Amendment of Credit Agreement dated as of September 25, 2000 among Baker Hughes Incorporated and fourteen banks for $250,000,000, in the aggregate for all banks (filed as Exhibit 10.35 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31,
                  2000).

         10.22 Form of Stock Option Agreement for executives effective January 26, 2000 (filed as Exhibit 10.36 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

         10.23 Form of Stock Option Agreement for executive officers effective October 1, 1998 (filed as Exhibit 10.37 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

         10.24 Form of Nonqualified Stock Option Agreement for employees effective October 1, 1998 (filed as Exhibit 10.39 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998).

         10.25 Form of Nonqualified Stock Option Agreement for directors effective October 25, 1998 (filed as Exhibit 10.39 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

         10.26* Form of Nonqualified Stock Option Agreement for directors effective October 25, 1995.

         10.27* Form of Nonqualified Stock Option Agreement for employees effective October 25, 1995.

         10.28* Form of Incentive Stock Option Agreement for employees effective October 25, 1995.

         10.29 Agreement regarding restricted stock award issued to Alan R. Crain, Jr. on October 25, 2000 in the amount of 7,500 shares of Company Common Stock (filed as Exhibit 10.43 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

         10.30 Agreement regarding restricted stock award issued to Greg Nakanishi on November 1, 2000 in the amount of 5,000 shares of Company Common Stock (filed as Exhibit 10.44 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

         10.31 Agreement regarding restricted stock award issued to Andrew J. Szescila on January 24, 2001 in the amount of 25,000 shares of Company Common Stock (filed as Exhibit 10.45 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

         10.32 Agreement and Plan of Merger among Baker Hughes Incorporated, Baker Hughes Delaware I, Inc. and Western Atlas Inc. dated as of May 10, 1998 (filed as Exhibit 2.1 to Form 8-K dated May 20, 1998).

         10.33 Tax Sharing Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA, Inc. (filed as Exhibit 10.19 to Western Atlas Inc.'s Form 10-Q for the quarter ended September 30,
                  1997).

         10.34 Employee Benefits Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA, Inc. (filed as Exhibit 10.21 to Western Atlas Inc.'s Form 10-Q for the quarter ended September 30, 1997).

         10.35 Master Formation Agreement by and among the Company, Schlumberger Limited and certain wholly owned subsidiaries of Schlumberger Limited dated as of September 6, 2000 (filed as
                  Exhibit 2.1 to Form 8-K dated September 7, 2000).

         10.36 Shareholders' Agreement by and among Schlumberger Limited, Baker Hughes Incorporated and other parties listed on the signature pages thereto dated November 30, 2000 (filed as Exhibit 10.1 to form 8-K dated November 30, 2000).

         10.37 Corporate Executive Loan Program (filed as Exhibit 10.50 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998).

         10.38* Amendment 1 to Employment Agreement, effective April 25, 2001, by and between Baker Hughes Incorporated and Michael E. Wiley; Amendment 2 to Employment Agreement, effective December 5, 2001, by and between Baker Hughes Incorporated and Michael E. Wiley and Amendment 3 to Employment Agreement, effective December 5, 2001, by and between Baker Hughes Incorporated and Michael E. Wiley.

         10.39* Severance Agreement, dated as of July 23, 1997, by and between Baker Hughes Incorporated and Edwin C. Howell, as amended by Amendment 1 to Severance Agreement, effective November 11, 1998.

         10.40* Severance Agreement, dated as of December 3, 1997, by and between Baker Hughes Incorporated and Douglas J. Wall, as amended by Amendment 1 to Severance Agreement, effective November 11, 1998.

         10.41* Form of Baker Hughes Incorporated Nonqualified Stock Option Agreement for executive officers, dated January 24, 2001.

         10.42* Form of Severance Agreement, dated as of March 1, 2001, by and between Baker Hughes Incorporated and certain executives, executed by James R. Clark (dated March 1, 2001) and William
                  P. Faubel (dated May 29, 2001).

         10.43* Form of Baker Hughes Incorporated Nonqualified Stock Option Agreement for employees, dated January 30, 2002.

         10.44* Form of Baker Hughes Incorporated Incentive Stock Option Agreement for employees, dated January 30, 2002.

         10.45* Form of Stock Matching Agreement, executed on March 1, 2001, by and between Baker Hughes Incorporated and James Roderick Clark, as amended by Amendment 1 to Stock Matching Agreement, with the Amendment effective March 6, 2002.

         21.1     Subsidiaries of Registrant.

         23.1     Consent of Deloitte & Touche LLP.

     (b)  Reports on Form 8-K

          None.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of March, 2002.

                                             BAKER HUGHES INCORPORATED

                                              By /s/ MICHAEL E. WILEY
                                     -----------------------------------------
                                     (Michael E. Wiley, Chairman of the Board,
                                      President and Chief Executive Officer)

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

             SIGNATURE                                     TITLE                                           DATE
             ---------                                     -----                                           ----

         /s/ MICHAEL E. WILEY             Chairman of the Board, President and                         March 6, 2002
---------------------------------------   Chief Executive Officer (principal
          (Michael E. Wiley)              executive officer)

          /s/ G. S. FINLEY                Senior Vice President - Finance and                          March 6, 2002
---------------------------------------   Administration and Chief Financial
            (G. S. Finley)                Officer (principal financial officer)

          /s/ ALAN J. KEIFER              Vice President and Controller                                March 6, 2002
---------------------------------------   (principal accounting officer)
           (Alan J. Keifer)

         /s/ VICTOR G. BEGHINI            Director                                                     March 6, 2002
---------------------------------------
         (Victor G. Beghini)

          /s/ JOSEPH T. CASEY             Director                                                     March 6, 2002
---------------------------------------
          (Joseph T. Casey)

                                          Director                                                     March  , 2002
---------------------------------------
        (Edward P. Djerejian)

       /s/ ANTHONY G. FERNANDES           Director                                                     March 6, 2002
---------------------------------------
        (Anthony G. Fernandes)

         /s/ EUNICE M. FILTER             Director                                                     March 6, 2002
---------------------------------------
          (Eunice M. Filter)

        /s/ CLAIRE W. GARGALLI            Director                                                     March 6, 2002
---------------------------------------
         (Claire W. Gargalli)

         /s/ RICHARD D. KINDER            Director                                                     March 6, 2002
---------------------------------------
         (Richard D. Kinder)

          /s/ JAMES F. MCCALL             Director                                                     March 6, 2002
---------------------------------------
          (James F. McCall)

         /s/ J. LARRY NICHOLS             Director                                                     March 6, 2002
---------------------------------------
          (J. Larry Nichols)



        /s/ H. JOHN RILEY, JR.            Director                                                     March 6, 2002
---------------------------------------
         (H. John Riley, Jr.)

         /s/ CHARLES L. WATSON            Director                                                     March 6, 2002
---------------------------------------
         (Charles L. Watson)

                            BAKER HUGHES INCORPORATED

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                       Balance at     Charged to                     Balance at
                                                       Beginning       Cost and                        End of
(In millions)                                          of Period       Expenses      Deductions        Period
-------------                                          ----------     ----------     ----------      ----------
Year ended December 31, 2001:
     Reserve for doubtful accounts receivable          $     81.8     $     18.0     $    (25.7)     $     74.1
     Reserve for inventories                                195.5           91.8          (68.1)          219.2

Year ended December 31, 2000:
     Reserve for doubtful accounts receivable                56.2           38.2          (12.6)           81.8
     Reserve for inventories                                175.3           68.9          (48.7)          195.5

Year ended December 31, 1999:
     Reserve for doubtful accounts receivable                50.1           23.5          (17.4)           56.2
     Reserve for inventories                                229.6           31.2          (85.5)          175.3

                               INDEX TO EXHIBITS

     EXHIBIT
     NUMBER       DESCRIPTION
     -------      -----------

         3.1      Restated Certificate of Incorporation (filed as Exhibit 3.1 to
                  Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998).

         3.2*     Bylaws of Baker Hughes Incorporated restated as of January 30,
                  2002.

         3.3      Certificate of Amendment to Restated Certificate of
                  Incorporation (filed as Exhibit 4.2 to Baker Hughes
                  Incorporated Registration Statement on Form S-3 dated
                  September 27, 1999).

         4.1 Rights of Holders of the Company's Long-Term Debt. The Company has no long-term debt instrument with regard to which the securities authorized thereunder equal or exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of its long-term debt instruments to the SEC upon request.

         4.2      Restated Certificate of Incorporation (filed as Exhibit 3.1 to
                  Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998).

         4.3*     Bylaws of Baker Hughes Incorporated restated as of January 30,
                  2002 (filed as Exhibit 3.2 of this Form 10-K).

         4.4      Certificate of Amendment to Restated Certificate of
                  Incorporation (filed as Exhibit 4.2 to Baker Hughes
                  Incorporated Registration Statement on Form S-3 dated
                  September 27, 1999).

         4.5      Indenture dated as of May 15, 1994 between Western Atlas Inc.
                  and The Bank of New York, Trustee, providing for the issuance of securities in series (filed as Exhibit 4.6 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended
                  December 31, 1999).

         10.1 Employment Agreement by and between Baker Hughes Incorporated and Michael E. Wiley dated as of July 17, 2000 (filed as
                  Exhibit 10.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2000).

         10.2     Severance Agreement between Baker Hughes Incorporated and
                  Michael E. Wiley dated as of July 17, 2000 (filed as Exhibit
                  10.2 to Quarterly Report of Baker Hughes Incorporated on Form
                  10-Q for the quarter ended June 30, 2000).

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

         10.5     Form of Amendment 1 to Severance Agreement between Baker
                  Hughes Incorporated and each of G. Stephen Finley and Andrew
                  J. Szescila effective November 11, 1998 (filed as Exhibit 10.7 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998).

         10.6     Severance Agreement between Baker Hughes Incorporated and Alan
                  R. Crain, Jr. dated as of October 25, 2000 (filed as Exhibit
                  10.6 to Annual Report of Baker Hughes Incorporated on Form
                  10-K for the year ended December 31, 2000).

     EXHIBIT
     NUMBER       DESCRIPTION
     -------      -----------

         10.7     Severance Agreement between Baker Hughes Incorporated and Greg
                  Nakanishi dated as of November 1, 2000 (filed as Exhibit 10.7 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

         10.8     Agreement regarding restricted stock award issued to Michael
                  E. Wiley on August 15, 2000 in the amount of 150,000 shares of Company Common Stock (filed as Exhibit 10.8 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended
                  December 31, 2000).

         10.9 Agreement regarding supplemental restricted stock award issued to Michael E. Wiley on August 15, 2000 in the amount of 83,000 shares of Company Common Stock (filed as Exhibit 10.9 to
                  Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

         10.10    Amended and Restated 1991 Employee Stock Bonus Plan of Baker
                  Hughes Incorporated (filed as Exhibit 10.15 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended
                  September 30, 1997), as amended by Amendment No. 1997-1 to the
                  Amended and Restated 1991 Employee Stock Bonus Plan (filed as
                  Exhibit 10.16 to Annual Report of Baker Hughes Incorporated on
                  Form 10-K for the year ended September 30, 1997) and as amended by Amendment No. 1999-1 to the Amended and Restated
                  1991 Employee Stock Bonus Plan (filed as Exhibit 10.11 to
                  Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998).

         10.11    Restated 1987 Stock Option Plan of Baker Hughes Incorporated
                  (amended as of October 24, 1990) (filed as Exhibit 10.17 to
                  Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997).

         10.12 Baker Hughes Incorporated Supplemental Retirement Plan (filed as Exhibit 10.14 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997), as amended by Amendment No. 1997-1 to the Baker Hughes
                  Incorporated Supplemental Retirement Plan (filed as Exhibit
                  10.20 to Annual Report of Baker Hughes Incorporated on Form
                  10-K for the year ended September 30, 1997) and as amended by Amendment No. 1999-1 to the Baker Hughes Incorporated
                  Supplemental Retirement Plan (filed as Exhibit 10.16 to Annual
                  Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998).

         10.13    Executive Severance Policy (filed as Exhibit 10.12 to Annual
                  Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1999).

         10.14    1993 Stock Option Plan (filed as Exhibit 10.18 to Annual
                  Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998), as amended by Amendment No. 1997-1 to the 1993 Stock Option Plan (filed as Exhibit 10.23 to
                  Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997) and as amended by Amendment
                  No. 1999-1 to the 1993 Stock Option Plan (filed as Exhibit
                  10.20 to Annual Report of Baker Hughes Incorporated on Form
                  10-K for the year ended December 31, 1998).

         10.15    1993 Employee Stock Bonus Plan (filed as Exhibit 10.21 to
                  Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998), as amended by Amendment No.
                  1997-1 to the 1993 Employee Stock Bonus Plan (filed as Exhibit
                  10.25 to Annual Report of Baker Hughes Incorporated on Form
                  10-K for the year ended September 30, 1997) and as amended by Amendment No. 1999-1 to the 1993 Employee Stock Bonus Plan
                  (filed as Exhibit 10.23 to Annual Report of Baker Hughes
                  Incorporated on Form 10-K for the year ended December 31,
                  1998).

         10.16    Amended and Restated Director Compensation Deferral Plan
                  (filed as Exhibit 10.24 to Annual Report of Baker Hughes
                  Incorporated on Form 10-K for the year ended December 31,
                  1998).

         10.17    1995 Employee Annual Incentive Compensation Plan (filed as
                  Exhibit 10.20 to Annual Report of Baker Hughes Incorporated on
                  Form 10-K for the year ended December 31, 1999), as amended

     EXHIBIT
     NUMBER       DESCRIPTION
     -------      -----------

                  by Amendment No. 1997-1 to the 1995 Employee Annual Incentive
                  Compensation Plan (filed as Exhibit 10.25 to Annual Report of
                  Baker Hughes Incorporated on Form 10-K for the year ended
                  September 30, 1997), and as amended by Amendment No. 1999-1 to the 1995 Employee Annual Incentive Compensation Plan (filed as
                  Exhibit 10.27 to Annual Report of Baker Hughes Incorporated on
                  Form 10-K for the year ended December 31, 1998).

         10.18    Long Term Incentive Plan (filed as Exhibit 10.31 to Annual
                  Report of Baker Hughes Incorporated on Form 10-K for the year ended September 30, 1997), as amended by Amendment No. 1999-1 to Long Term Incentive Plan (filed as Exhibit 10.32 to Annual
                  Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998).

         10.19    1998 Employee Stock Option Plan (filed as Exhibit 10.33 to
                  Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998), as amended by Amendment No.
                  1999-1 to 1998 Employee Stock Option Plan (filed as Exhibit
                  10.34 to Annual Report of Baker Hughes Incorporated on Form
                  10-K for the year ended December 31, 1998).

         10.20    Form of Credit Agreement, dated as of October 1, 1998, among
                  Baker Hughes Incorporated and fourteen banks for $750,000,000, in the aggregate for all banks (filed as Exhibit 10.35 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998).

         10.21    Form of Credit Agreement dated as of October 1, 1998 among
                  Baker Hughes Incorporated and fourteen banks for $250,000,000, in the aggregate for all banks (filed as Exhibit 10.36 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998), as amended by Form of First
                  Amendment of Credit Agreement dated as of September 29, 1999 among Baker Hughes Incorporated and fourteen banks for $250,000,000, in the aggregate for all banks (filed as Exhibit
                  10.29 to Annual Report of Baker Hughes Incorporated on Form
                  10-K for the year ended December 31, 1999) and as amended by Form of Second Amendment of Credit Agreement dated as of September 25, 2000 among Baker Hughes Incorporated and fourteen banks for $250,000,000, in the aggregate for all banks (filed as Exhibit 10.35 to Annual Report of Baker Hughes
                  Incorporated on Form 10-K for the year ended December 31,
                  2000).

         10.22    Form of Stock Option Agreement for executives effective
                  January 26, 2000 (filed as Exhibit 10.36 to Annual Report of
                  Baker Hughes Incorporated on Form 10-K for the year ended
                  December 31, 2000).

         10.23 Form of Stock Option Agreement for executive officers effective October 1, 1998 (filed as Exhibit 10.37 to Annual
                  Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

         10.24 Form of Nonqualified Stock Option Agreement for employees effective October 1, 1998 (filed as Exhibit 10.39 to Annual
                  Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998).

         10.25 Form of Nonqualified Stock Option Agreement for directors effective October 25, 1998 (filed as Exhibit 10.39 to Annual
                  Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

         10.26* Form of Nonqualified Stock Option Agreement for directors effective October 25, 1995.

         10.27* Form of Nonqualified Stock Option Agreement for employees effective October 25, 1995.

         10.28* Form of Incentive Stock Option Agreement for employees effective October 25, 1995.

         10.29    Agreement regarding restricted stock award issued to Alan R.
                  Crain, Jr. on October 25, 2000 in the amount of 7,500 shares of Company Common Stock (filed as Exhibit 10.43 to Annual
                  Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

     EXHIBIT
     NUMBER       DESCRIPTION
     -------      -----------

         10.30    Agreement regarding restricted stock award issued to Greg
                  Nakanishi on November 1, 2000 in the amount of 5,000 shares of Company Common Stock (filed as Exhibit 10.44 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended
                  December 31, 2000).

         10.31    Agreement regarding restricted stock award issued to Andrew J.
                  Szescila on January 24, 2001 in the amount of 25,000 shares of Company Common Stock (filed as Exhibit 10.45 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended
                  December 31, 2000).

         10.32    Agreement and Plan of Merger among Baker Hughes Incorporated,
                  Baker Hughes Delaware I, Inc. and Western Atlas Inc. dated as of May 10, 1998 (filed as Exhibit 2.1 to Form 8-K dated May
                  20, 1998).

         10.33    Tax Sharing Agreement dated October 31, 1997, between Western
                  Atlas Inc. and UNOVA, Inc. (filed as Exhibit 10.19 to Western
                  Atlas Inc.'s Form 10-Q for the quarter ended September 30,
                  1997).

         10.34    Employee Benefits Agreement dated October 31, 1997, between
                  Western Atlas Inc. and UNOVA, Inc. (filed as Exhibit 10.21 to
                  Western Atlas Inc.'s Form 10-Q for the quarter ended September
                  30, 1997).

         10.35    Master Formation Agreement by and among the Company,
                  Schlumberger Limited and certain wholly owned subsidiaries of Schlumberger Limited dated as of September 6, 2000 (filed as
                  Exhibit 2.1 to Form 8-K dated September 7, 2000).

         10.36    Shareholders' Agreement by and among Schlumberger Limited,
                  Baker Hughes Incorporated and other parties listed on the signature pages thereto dated November 30, 2000 (filed as Exhibit 10.1 to form 8-K dated November 30, 2000).

         10.37    Corporate Executive Loan Program (filed as Exhibit 10.50 to
                  Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998).

         10.38* Amendment 1 to Employment Agreement, effective April 25, 2001, by and between Baker Hughes Incorporated and Michael E. Wiley;
                  Amendment 2 to Employment Agreement, effective December 5,
                  2001, by and between Baker Hughes Incorporated and Michael E.
                  Wiley and Amendment 3 to Employment Agreement, effective
                  December 5, 2001, by and between Baker Hughes Incorporated and
                  Michael E. Wiley.

         10.39* Severance Agreement, dated as of July 23, 1997, by and between Baker Hughes Incorporated and Edwin C. Howell, as amended by
                  Amendment 1 to Severance Agreement, effective November 11,
                  1998.

         10.40* Severance Agreement, dated as of December 3, 1997, by and between Baker Hughes Incorporated and Douglas J. Wall, as amended by Amendment 1 to Severance Agreement, effective
                  November 11, 1998.

         10.41*   Form of Baker Hughes Incorporated Nonqualified Stock Option
                  Agreement for executive officers, dated January 24, 2001.

         10.42* Form of Severance Agreement, dated as of March 1, 2001, by and between Baker Hughes Incorporated and certain executives, executed by James R. Clark (dated March 1, 2001) and William
                  P. Faubel (dated May 29, 2001).

         10.43*   Form of Baker Hughes Incorporated Nonqualified Stock Option
                  Agreement for employees, dated January 30, 2002.

     EXHIBIT
     NUMBER       DESCRIPTION
     -------      -----------

         10.44*   Form of Baker Hughes Incorporated Incentive Stock Option
                  Agreement for employees, dated January 30, 2002.

         10.45* Form of Stock Matching Agreement, executed on March 1, 2001, by and between Baker Hughes Incorporated and James Roderick
                  Clark, as amended by Amendment 1 to Stock Matching Agreement, with the Amendment effective March 6, 2002.

         21.1     Subsidiaries of Registrant.

         23.1     Consent of Deloitte & Touche LLP.