Form 10-Q
period 2002-03-31
BAKER HUGHES INC
filed 2002-05-13
CIK 808362

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

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

                  3900 ESSEX LANE, SUITE 1200, HOUSTON, TEXAS
                    (Address of Principal Executive Offices)
                                      77027
                                   (Zip Code)

       Registrant's Telephone Number, Including Area Code: (713) 439-8600

                                 ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

                                 ---------------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                                 Outstanding at May 3, 2002
Common Stock, $1.00 par value per share                       337,335,032 shares

                                      INDEX

                                                                                       PAGE NO.
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Condensed Statements of Operations - Three months ended
         March 31, 2002 and 2001                                                          2

         Consolidated Condensed Balance Sheets - March 31, 2002 and December 31, 2001     3

         Consolidated Condensed Statements of Cash Flows - Three months ended
         March 31, 2002 and 2001                                                          4

         Notes to Consolidated Condensed Financial Statements                             5

Item 2. Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                   11

Item 3. Quantitative and Qualitative Disclosures About Market Risk                       19

PART II - OTHER INFORMATION                                                              20

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In millions, except per share amounts)
                                   (Unaudited)



                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                           2002            2001
                                                                        ------------    ------------
Revenues                                                                $    1,260.9    $    1,228.5
                                                                        ------------    ------------
Costs and expenses:
  Cost of revenues                                                             916.9           890.0
  Selling, general and administrative                                          214.1           203.2
  Unusual charge                                                                  --             7.0
                                                                        ------------    ------------
    Total                                                                    1,131.0         1,100.2
                                                                        ------------    ------------

Operating income                                                               129.9           128.3
Equity in income of affiliates                                                  13.0            10.5
Interest expense                                                               (28.4)          (34.1)
Interest income                                                                  1.2             1.4
                                                                        ------------    ------------

Income before income taxes and cumulative effect of accounting change          115.7           106.1
Income taxes                                                                   (39.9)          (35.8)
                                                                        ------------    ------------

Income before cumulative effect of accounting change                            75.8            70.3
Cumulative effect of accounting change, net of tax                             (42.5)            0.8
                                                                        ------------    ------------
Net income                                                              $       33.3    $       71.1
                                                                        ============    ============

Basic earnings per share:
  Income before cumulative effect of accounting change                  $       0.23    $       0.21
  Cumulative effect of accounting change                                       (0.13)             --
                                                                        ------------    ------------
  Net income                                                            $       0.10    $       0.21
                                                                        ============    ============

Diluted earnings per share:
  Income before cumulative effect of accounting change                  $       0.22    $       0.21
  Cumulative effect of accounting change                                       (0.12)             --
                                                                        ------------    ------------
  Net income                                                            $       0.10    $       0.21
                                                                        ============    ============

Cash dividends per share                                                $      0.115    $      0.115
                                                                        ============    ============



     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In millions)



                                                                 March 31,     December 31,
                                                                   2002           2001
                                                                -----------    -----------
                                                                (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                     $      41.5    $      45.4
  Accounts receivable, net                                          1,321.4        1,365.3
  Inventories                                                       1,062.0        1,049.8
  Other current assets                                                238.1          236.7
                                                                -----------    -----------
    Total current assets                                            2,663.0        2,697.2
                                                                -----------    -----------

Investment in affiliates                                              953.3          929.0
Property, net                                                       1,366.9        1,375.8
Goodwill                                                            1,232.2        1,260.4
Intangible assets, net                                                151.9          154.0
Other assets                                                          247.9          259.8
                                                                -----------    -----------
    Total assets                                                $   6,615.2    $   6,676.2
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                              $     539.9    $     573.0
  Short-term borrowings and current portion of long-term debt          13.7           12.2
  Accrued employee compensation                                       210.6          318.8
  Other current liabilities                                           279.6          308.4
                                                                -----------    -----------
    Total current liabilities                                       1,043.8        1,212.4
                                                                -----------    -----------

Long-term debt                                                      1,758.9        1,682.4
Deferred income taxes                                                 200.7          210.3
Other long-term liabilities                                           257.6          243.3

Stockholders' equity:
  Common stock                                                        337.3          336.0
  Capital in excess of par value                                    3,151.2        3,119.3
  Retained earnings                                                   176.9          182.3
  Accumulated other comprehensive loss                               (311.2)        (309.8)
                                                                -----------    -----------
    Total stockholders' equity                                      3,354.2        3,327.8
                                                                -----------    -----------
    Total liabilities and stockholders' equity                  $   6,615.2    $   6,676.2
                                                                ===========    ===========



     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)



                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                                 2002           2001
                                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $      33.3    $      71.1
Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation, depletion and amortization                                         79.1           87.3
    Provision (benefit) for deferred income taxes                                   (13.0)           3.8
    Cumulative effect of accounting change                                           42.5            0.8
    (Gain) on sale or disposal of assets                                             (9.6)          (5.4)
    Equity in income of affiliates                                                  (13.0)         (10.5)
    Change in accounts receivable                                                    56.0           51.0
    Change in inventories                                                           (11.7)         (77.2)
    Change in accounts payable                                                      (36.9)           2.2
    Change in accrued employee compensation and other current liabilities          (147.0)           1.4
    Change in other long-term liabilities                                            (0.1)          (1.1)
    Changes in other assets and liabilities                                          32.1          (59.8)
                                                                              -----------    -----------
Net cash flows from operating activities                                             11.7           63.6
                                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for capital assets                                                   (62.3)         (52.7)
  Acquisition of businesses, net of cash acquired                                   (30.6)            --
  Investment in affiliate                                                           (11.3)            --
  Proceeds from sale or disposal of assets                                           17.4           15.3
                                                                              -----------    -----------
Net cash flows from investing activities                                            (86.8)         (37.4)
                                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) of commercial paper and other short-term debt          77.8          (27.3)
  Proceeds from issuance of common stock                                             33.2           42.2
  Dividends                                                                         (38.7)         (38.5)
                                                                              -----------    -----------
Net cash flows from financing activities                                             72.3          (23.6)
                                                                              -----------    -----------

Effect of foreign exchange rate changes on cash                                      (1.1)          (1.7)
                                                                              -----------    -----------
Increase (decrease) in cash and cash equivalents                                     (3.9)           0.9
Cash and cash equivalents, beginning of period                                       45.4           34.6
                                                                              -----------    -----------
Cash and cash equivalents, end of period                                      $      41.5    $      35.5
                                                                              ===========    ===========

Income taxes paid                                                             $      36.8    $      16.1
Interest paid                                                                 $      35.6    $      36.8



     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

     The unaudited consolidated condensed financial statements of Baker Hughes Incorporated and its subsidiaries (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited consolidated condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. These unaudited consolidated condensed financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

     In the notes to the unaudited consolidated condensed financial statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated.

NOTE 2. ACQUISITIONS AND INVESTMENT IN AFFILIATE

     During the three months ended March 31, 2002, the Company's Oilfield Operations segment acquired three businesses having an aggregate purchase price of $49.1 million, net of cash acquired. As a result of these acquisitions, the Company recorded approximately $34.9 million of goodwill. The purchase prices were allocated based on estimated fair values at the date of acquisition and may be subject to change. Pro forma results of operations have not been presented because the effects of these acquisitions were not material to the Company's consolidated financial statements on either an individual or aggregate basis.

     In February 2002, the Company invested $11.3 million in Luna Energy, L.L.C. ("Luna Energy"), a venture formed to develop, manufacture, commercialize, sell, market and distribute downhole fiber optic and other sensors for oil and gas exploration, production, transportation and refining applications. The Company has a 40% ownership interest in Luna Energy.

NOTE 3. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to owners. The components of the Company's comprehensive income (loss), net of related tax, are as follows:

                                                  Three Months Ended
                                                       March 31,
                                             ----------------------------
                                                 2002            2001
                                             ------------    ------------
Net income                                   $       33.3    $       71.1
Other comprehensive loss:
  Foreign currency translation adjustments           (1.4)          (32.6)
  Net gain on derivative instruments                   --             0.2
                                             ------------    ------------
    Total comprehensive income               $       31.9    $       38.7
                                             ============    ============

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


Total accumulated other comprehensive loss consisted of the following:

                                                     March 31,     December 31,
                                                       2002            2001
                                                   ------------    ------------
Foreign currency translation adjustments           $     (299.0)   $     (297.6)
Pension adjustment                                        (12.2)          (12.2)
                                                   ------------    ------------
    Total accumulated other comprehensive loss     $     (311.2)   $     (309.8)
                                                   ============    ============

NOTE 4. FINANCIAL INSTRUMENTS

     At March 31, 2002, the Company had two interest rate swap agreements that have been designated and have qualified as fair value hedging instruments. They were fully effective, resulting in no net gain or loss recorded in the consolidated condensed statement of operations. The fair value of the swaps at March 31, 2002 was a $0.3 million liability recognized in the consolidated condensed balance sheet.

     At March 31, 2002, the Company had entered into foreign currency forward contracts with notional amounts of $15.0 million, $1.0 million and $0.2 million to hedge exposure to currency fluctuations in the British Pound Sterling , the Indonesian Rupiah and the Euro, respectively. These contracts are cash flow hedges. Based on quoted market prices as of March 31, 2002 for contracts with similar terms and maturity dates, no asset or liability was recorded as the forward price was substantially the same as the contract price.

NOTE 5. UNUSUAL CHARGE

     During the first quarter of 2001, the Company recorded unusual charges of $7.0 million. The Company accrued cash charges of $6.0 million that consisted of severance for approximately 100 employees due to the restructuring of the German operations of BIRD Machine, a division of the Process Operations segment. The employee groups that are being terminated are comprised of engineering, field service and support personnel. The amount accrued for severance is based upon the positions eliminated and the Company's specific or statutory severance plans in place for these operations and does not include any portion of the employees' salary through their severance dates. The Company has paid $3.7 million of accrued severance through March 31, 2002. The noncash portion of the charge was $1.0 million and related to the loss on the sale of a product line in the Oilfield Operations segment.

NOTE 6. EARNINGS PER SHARE

     A reconciliation of the number of shares used for the basic and diluted earnings per share ("EPS") calculation is as follows:

                                                                          Three Months Ended
                                                                               March 31,
                                                                      ---------------------------
                                                                         2002           2001
                                                                      ------------   ------------
Weighted average common shares outstanding for basic EPS                     336.8          335.0
Effect of dilutive securities - stock plans                                    1.3            2.6
                                                                      ------------   ------------
Adjusted weighted average common shares outstanding for diluted EPS          338.1          337.6
                                                                      ============   ============

Anti-dilutive shares excluded from diluted EPS:
    Options with option price greater than market price                        5.0            2.3
    Liquid Yield Options Notes convertible into common stock                    --            7.2

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


NOTE 7. INVENTORIES

    Inventories are comprised of the following:

                                                     March 31,      December 31,
                                                      2002               2001
                                                   ------------     ------------
Finished goods                                     $      863.4     $      856.9
Work in process                                            86.6             81.7
Raw materials                                             112.0            111.2
                                                   ------------     ------------
  Total                                            $    1,062.0     $    1,049.8
                                                   ============     ============

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired in a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and tested for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. Goodwill, including goodwill associated with equity method investments, and intangible assets with indefinite lives are not to be amortized. Goodwill and intangible assets with indefinite lives will be tested for impairment annually or more frequently if circumstances indicate that impairment may exist.

     The adoption of SFAS No. 142 required the Company to perform a transitional impairment test of goodwill in each of its reporting units as of January 1, 2002. The Company's reporting units were based on its organizational and reporting structure. Corporate and other assets and liabilities were allocated to the reporting units to the extent that they related to the operations of those reporting units. Valuations of the reporting units were performed by an independent third party. The goodwill of the Company's Process Operations segment was determined to be impaired using a combination of a market value and discounted cash flows approach to estimate fair value. Accordingly, the Company recognized a transitional impairment loss of $42.5 million, net of income taxes of $20.4 million, recorded as the cumulative effect of accounting change in the consolidated condensed statement of operations.

     The changes in the carrying amount of goodwill (net of accumulated amortization) for the three months ended March 31, 2002 are as follows:

                                              Oilfield        Process
                                             Operations      Operations         Total
                                            ------------    ------------    ------------
Balance as of December 31, 2001             $    1,197.5    $       62.9    $    1,260.4
Goodwill acquired during the period                 34.9              --            34.9
Transitional impairment loss                          --           (62.9)          (62.9)
Translation adjustments and other                   (0.2)             --            (0.2)
                                            ------------    ------------    ------------
Balance as of March 31, 2002                $    1,232.2    $         --    $    1,232.2
                                            ============    ============    ============

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


     Intangible assets, which continue to be amortized, are comprised of the following:

                                 March 31, 2002                          December 31, 2001
                    ----------------------------------------   ----------------------------------------
                       Gross                                     Gross
                      Carrying     Accumulated                  Carrying     Accumulated
                       Amount     Amortization       Net         Amount      Amortization       Net
                    -----------   ------------   -----------   -----------   ------------   -----------
Technology-based    $     169.5   $     (34.1)   $     135.4   $     169.7   $     (32.5)   $     137.2
Marketing-related          21.2          (6.0)          15.2          21.2          (5.9)          15.3
Contract-based              7.9          (7.3)           0.6           7.9          (7.1)           0.8
Other                       3.5          (2.8)           0.7           3.5          (2.8)           0.7
                    -----------   -----------    -----------   -----------   -----------    -----------
  Total             $     202.1   $     (50.2)   $     151.9   $     202.3   $     (48.3)   $     154.0
                    ===========   ===========    ===========   ===========   ===========    ===========

     The adoption of SFAS No. 142 required the Company to re-evaluate the remaining useful lives of its intangible assets to determine whether the remaining useful lives are appropriate. The Company also re-evaluated the amortization methods of its intangible assets to determine whether the amortization reflects the pattern in which the economic benefits of the intangible assets are consumed. In performing these evaluations, the Company reduced the remaining life of one of its marketing-related intangibles and changed the method of amortization of one of its technology-based intangibles.

     Amortization expense for intangible assets for the three months ended March 31, 2002 was $2.5 million and is estimated to be $10.5 million for 2002. Estimated amortization expense for each of the subsequent four fiscal years is expected to be approximately $11.6 million to $12.8 million.

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and goodwill associated with equity method investments effective January 1, 2002. The unaudited pro forma results of operations of the Company, giving effect to SFAS No. 142 as if it were adopted on January 1, 2001, are as follows:

                                                        Three Months Ended
                                                              March 31,
                                                    ------------    ------------
                                                        2002            2001
                                                    ------------    ------------
Net income:
  As reported                                       $       33.3    $       71.1
  Goodwill amortization                                       --            11.4
  Marketing-related amortization                              --             0.1
  Transitional impairment loss                              42.5              --
                                                    ------------    ------------
  As adjusted                                       $       75.8    $       82.6
                                                    ============    ============

Basic earnings per share:
  As reported                                       $       0.10    $       0.21
  Goodwill amortization                                       --            0.04
  Marketing-related amortization                              --              --
  Transitional impairment loss                              0.13              --
                                                    ------------    ------------
  As adjusted                                       $       0.23    $       0.25
                                                    ============    ============

Diluted earnings per share:
  As reported                                       $       0.10    $       0.21
  Goodwill amortization                                       --            0.04
  Marketing-related amortization                              --              --
  Transitional impairment loss                              0.12              --
                                                    ------------    ------------
  As adjusted                                       $       0.22    $       0.25
                                                    ============    ============

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


NOTE 9. SEGMENT AND RELATED INFORMATION

     The Company has eight operating divisions that have separate management teams and infrastructures that offer different products and services. The divisions have been aggregated into two reportable segments, "Oilfield Operations" and "Process Operations".

     The Oilfield Operations segment consists of six operating divisions - Baker Atlas, Baker Hughes INTEQ, Baker Oil Tools, Baker Petrolite, Centrilift and Hughes Christensen - that manufacture and sell equipment and provide services used in the drilling, completion, production and maintenance of oil and gas wells and in reservoir measurement and evaluation. They have been aggregated because the long-term financial performance of these divisions is affected by similar economic conditions and the consolidated results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The principal markets for this segment include all major oil and gas producing regions of the world including North America, Latin America, Europe, Africa, the Middle East and the Far East. Customers include major multi-national, independent and national or state-owned oil companies. The Oilfield Operations segment also includes the Company's interests in an oil and gas property and its investment in WesternGeco.

     The Process Operations segment consists of two operating divisions - BIRD Machine and EIMCO Process Equipment - that manufacture and sell process equipment for separating solids from liquids and liquids from liquids through filtration, sedimentation, centrifugation and flotation processes. The principal markets for this segment include all regions of the world where there are significant industrial and municipal wastewater applications and base metals activity. Customers include municipalities, contractors, mineral producers and engineering, pulp and paper, and industrial companies.

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

                                           Oilfield       Process
                                          Operations     Operations        Other           Total
                                         ------------   ------------    ------------    ------------
REVENUES
Three months ended March 31, 2002        $    1,189.1   $       71.8    $         --    $    1,260.9
Three months ended March 31, 2001        $    1,156.2   $       72.3    $         --    $    1,228.5

SEGMENT PROFIT (LOSS)
Three months ended March 31, 2002        $      179.4   $       (1.6)   $      (62.1)   $      115.7
Three months ended March 31, 2001        $      183.1   $       (5.4)   $      (71.6)   $      106.1

TOTAL ASSETS
As of March 31, 2002                     $    5,850.7   $      241.5    $      523.0    $    6,615.2
As of December 31, 2001                  $    5,807.6   $      296.1    $      572.5    $    6,676.2

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

    The following table presents the details of "Other" segment loss:

                                                      Three Months Ended
                                                           March 31,
                                                 ------------------------------
                                                     2002              2001
                                                 ------------      ------------
Corporate expenses                               $      (34.9)     $      (31.9)
Interest, net                                           (27.2)            (32.7)
Unusual charge                                             --              (7.0)
                                                 ------------      ------------
  Total                                          $      (62.1)     $      (71.6)
                                                 ============      ============

NOTE 10. NEW ACCOUNTING STANDARDS

     Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and modifies the accounting and reporting of discontinued operations. The adoption of SFAS No. 144 by the Company did not have an impact on the consolidated financial statements of the Company.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over the life of the asset. The Company has not completed its analysis of the impact, if any, of the adoption of SFAS No. 143 on its consolidated financial statements. The Company will adopt SFAS No. 143 for its fiscal year beginning January 1, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's consolidated condensed financial statements and the related notes thereto.

FORWARD-LOOKING STATEMENTS

     MD&A and certain statements in the Notes to Consolidated Condensed Financial Statements include forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (each a "Forward-Looking Statement"). The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "forecasts," "will," "could," "may," "suggest," "likely" and similar expressions, and the negative thereof, are intended to identify forward-looking statements. Baker Hughes' expectations about its business outlook, customer spending, oil and gas prices and the business environment for the Company and the industry in general are only its forecasts regarding these matters. These forecasts may be substantially different from actual results, which are affected by the following risk factors: the effect of competition; the level of petroleum industry exploration and production expenditures; drilling rig and oil and gas industry manpower and equipment availability; the Company's ability to implement and effect price increases for its products and services; the Company's ability to control its costs; the availability of sufficient manufacturing capacity and subcontracting capacity at forecasted costs to meet the Company's revenue goals; the ability of the Company to introduce new technology on its forecasted schedule and at its forecasted cost; the ability of the Company's competitors to capture market share; world economic conditions; price of, and the demand for, crude oil and natural gas; drilling activity; weather; the legislative environment in the United States and other countries; Organization of Petroleum Exporting Countries ("OPEC") policy; war or extended period of conflict involving the United States, the Middle East and other major petroleum-producing or consuming regions; acts of war or terrorism; the development of technology that lowers overall finding and development costs; the condition of the capital and equity markets; the impact of the Enron bankruptcy (including new laws and regulations that could have a significant impact on the future operations and conduct of all businesses); and the timing of any of the foregoing. See "Business Environment" for a more detailed discussion of certain of these risk factors.

     Baker Hughes' expectations regarding its level of capital expenditures described in "Liquidity and Capital Resources " below are only its forecasts regarding these matters. In addition to the factors described in the previous paragraph and in "Business Environment," these forecasts may be substantially different from actual results, which are affected by the following factors: the accuracy of the Company's estimates regarding its spending requirements; regulatory, legal and contractual impediments to spending reduction measures; the occurrence of any unanticipated acquisition or research and development opportunities; changes in the Company's strategic direction; and the need to replace any unanticipated losses in capital assets.

BUSINESS ENVIRONMENT

     The Company has eight operating divisions each with separate management teams and infrastructures that offer different products and services. The divisions have been aggregated into two reportable segments - "Oilfield Operations" and "Process Operations".

     The Oilfield Operations segment consists of six divisions - Baker Atlas, Baker Hughes INTEQ, Baker Oil Tools, Baker Petrolite, Centrilift and Hughes Christensen - that manufacture and sell equipment and provide related services used in exploring for, developing and producing hydrocarbon reserves. The Oilfield Operations segment also includes the Company's interests in an oil and gas property in Nigeria and its investment in WesternGeco.

     The Process Operations segment consists of two divisions - EIMCO Process Equipment and BIRD Machine Company - that manufacture and sell process equipment for separating solids from liquids and liquids from liquids through filtration, sedimentation, centrifugation and flotation processes.

     The business environment for the Company's Oilfield Operations segment and its corresponding operating results can be significantly affected by the level of energy industry capital expenditures for the exploration and production of oil and gas reserves. These expenditures are influenced strongly by oil company expectations about the supply and demand for crude oil and natural gas products and by the energy price environment that results from supply and demand imbalances.

     Key risk factors which influence the worldwide crude oil and gas markets are:

o Production control - the degree to which OPEC nations and other large producing countries, such as Mexico, Norway, and Russia, are willing and able to control production and exports of crude oil to reduce supply and support their targeted oil price while meeting their market share objectives.

o Global economic growth - particularly the impact of the U.S. and Western European economies and economic activity in Japan, China, South Korea and the developing areas of Asia where the correlation between energy demand and economic growth is strong. During 2001, the U.S. economy went into a recession that is expected to end in the second quarter of 2002. An important factor in the global economic growth in 2002 is the timing and strength of the U.S. economic recovery. In addition, the International Energy Agency forecasted in March 2002 worldwide oil demand growth of approximately 0.6% for 2002, compared with the 2.0% averaged for the 10 years ending December 2000.

o Oil and gas storage inventories - relative to historic levels. Inventory levels offer a measure of the balance between supply and demand. Specifically, North American natural gas inventories at the beginning of April 2002 (the start of the 2002 summer injection season) are significantly higher than previous years suggesting that summer injection demand will be less than normal, thereby reducing overall demand for natural gas.

o Ability to produce natural gas - The amount of natural gas that can be produced is a function of the number of new wells drilled, completed and connected to pipelines as well as the rate of reservoir depletion. Advanced technologies, such as horizontal drilling, result in improved total recovery but also more rapid production decline.

o Technological progress - in the design and application of new products that allow oil and gas companies to drill fewer wells and to drill, complete and produce wells faster and at lower cost.

o Maturity of the resource base - of known hydrocarbon reserves in the North Sea, U.S., Canada and Latin America.

o The pace of new investment - access to capital and the reinvestment of available cash flow into existing and emerging markets.

o Price volatility - the impact of widely fluctuating commodity prices on the stability of the market and subsequent impact on customer spending.

o Possible supply disruptions - from key oil exporting countries, including, but not limited to, Iraq, Saudi Arabia and other Middle Eastern countries and Venezuela, due to political instability or military activity.

o Weather - the impact of variations in temperatures as compared with normal weather patterns and the related effect on demand for oil and natural gas.

OIL AND GAS PRICES

     Generally, customers' expectations about their prospects from oil and gas sales and customers' expenditures to explore for or produce oil and gas rise or fall with corresponding changes in the prices of oil or gas. Accordingly, changes in these expenditures will normally result in increased or decreased demand for the Company's products and services in its Oilfield Operations segment. Crude oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

                                                 Three Months Ended
                                                      March 31,
                                             ----------------------------
                                              2002                 2001
                                             -------              -------
West Texas Intermediate Crude ($/bbl)        $ 21.58              $ 28.75
U.S. Spot Natural Gas ($/MMBtu)                 2.53                 6.45

     Oil prices averaged $21.58/bbl for the three months ended March 31, 2002, increasing from a low of $17.97/bbl to a high of $26.31/bbl in March. Slower economic growth and higher OPEC production levels contributed to an increase in inventories and a moderation in oil prices, in comparison with the same period one year ago. Oil prices rose during the quarter as the U.S. and worldwide economy began to improve and as the potential for a significant supply disruption increased, driven by the Israeli/Palenstinian crisis, threats of a possible Iraqi supply disruption and political unrest in Venezuela.

     During the three months ended March 31, 2002, U.S. natural gas prices averaged $2.53/MMBtu, down from the $6.45/MMBtu for the three months ended March 31, 2001. Prices ranged from a high of $3.59/MMbtu to a low of $1.98/MMBtu. The decline in natural gas prices, when compared with the first quarter of 2001, was driven by a decrease in demand for natural gas due to slower U.S. economic growth and milder than normal weather, which was offset only partially by increased demand from fuel switching from crude oil back to natural gas and a modest increase in production of natural gas. Although storage levels remain significantly above year earlier levels, expectations for normal weather, recovering demand, particularly in the industrial sector, and lowering production levels resulting from lower rig activity, fueled expectations that the supply and demand balance would tighten significantly during the 2002/2003 winter.

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

                                             Three Months Ended
                                                 March 31,
                                         ---------------------------
                                             2002           2001
                                         ------------   ------------
U.S. - Land                                       693            974
U.S. - Offshore                                   121            167
Canada                                            377            510
                                         ------------   ------------
  North America                                 1,191          1,651
                                         ------------   ------------
Latin America                                     225            261
North Sea                                          55             51
Other Europe                                       39             36
Africa                                             55             52
Middle East                                       193            172
Asia Pacific                                      165            149
                                         ------------   ------------
  Outside North America                           732            721
                                         ------------   ------------
Worldwide                                       1,923          2,372
                                         ============   ============

U.S. Workover Rigs                                991          1,191
                                         ============   ============

OUTLOOK

     Caution is advised that the factors described above in "Forward Looking Statements" and "Business Environment" could negatively impact the Company's expectations for oil demand, oil and gas prices and drilling activity.

     Oil - Oil prices are expected to average between $20/bbl and $30/bbl in 2002. Sustained oil prices in the range of $20/bbl to $25/bbl and an outlook that prices are likely to remain in this range or higher are expected to support the Company's forecast of customer spending. Oil prices are particularly susceptible to changes in oil supply as oil demand growth in 2002 compared with 2001 is expected to be the lowest year-to-year growth in a decade.

     o Prices could average $20/bbl to $22/bbl or less if anticipated economic growth fails to materialize or if OPEC, Russia or other non-OPEC producers prove unwilling or unable to control their production.

     o Prices could average $28/bbl to $30/bbl or more if OPEC fails to increase quotas as required, if supply is disrupted or the market perceives that a disruption of oil supply is likely.

     North America Natural Gas - U.S. natural gas prices are expected to average between $2.50/MMBtu and $3.75/MMBtu in 2002, ranging from a low of almost $2.00/MMBtu in the first quarter of 2002 to highs approaching $4.00/MMBtu in the second half of the year.

     o Prices are expected to move toward the top of this range in the second half of the year if the combined impact of a growing U.S. economy, particularly in the industrial sector, and production declines resulting from lower customer spending in the second half of 2001 and the first half of 2002, increase expectations for supply shortages in the winter of 2002/2003.

     o Prices could move to the bottom of this range if the U.S. economic recovery is delayed or weaker than expected, if weather is milder than expected or if low drilling activity does not result in significantly less gas production in 2002.

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

     o Total spending is expected to be down 3% to 5% in 2002 compared with 2001.

     Drilling Activity - Based upon the Company's outlooks for oil and natural gas prices and customer spending described above, the Company's outlook for drilling activity, as measured by the Baker Hughes rig count, is as follows:

     o The North American rig count is expected to decline between 20% to 25% in 2002 compared with 2001.

     o Drilling activity outside of North America is expected to increase 3% to 5% in 2002 compared with 2001.

NEW ACCOUNTING STANDARDS

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired in a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and tested for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Goodwill, including goodwill associated with equity method investments, and intangible assets with indefinite lives are not to be amortized. Goodwill and intangible assets with indefinite lives will be tested for impairment annually or more frequently if circumstances indicate that impairment may exist.

     The adoption of SFAS No. 142 required the Company to perform a transitional impairment test of goodwill in each of its reporting units as of January 1, 2002. The Company's reporting units were based on its organizational and reporting structure. Corporate and other assets and liabilities were allocated to the reporting units to the extent that they related to the operations of those reporting units. Valuations of the reporting units were performed by an independent third party. The goodwill of the Company's Process Operations segment was determined to be impaired using a combination of a market value and discounted cash flows approach to estimate fair value. Accordingly, the Company recognized a transitional impairment loss of $42.5 million, net of income taxes of $20.4 million, recorded as the cumulative effect of accounting change in the consolidated condensed statement of operations.

     The adoption of SFAS No. 142 required the Company to re-evaluate the remaining useful lives of its intangible assets to determine whether the remaining useful lives are appropriate. The Company also re-evaluated the amortization methods of its intangible assets to determine whether the amortization reflects the pattern in which the economic benefits of the intangible assets are consumed. In performing these evaluations, the Company reduced the remaining life of one of its marketing-related intangibles and changed the method of amortization of one of its technology-based intangibles.

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and goodwill associated with equity method investments effective January 1, 2002. Amortization of goodwill and goodwill associated with equity method investments included in the Company's consolidated condensed statement of operations for the three months ended March 31, 2001 was $10.8 million and $2.0 million, respectively.

     Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and modifies the accounting and reporting of discontinued operations. The adoption of SFAS No. 144 by the Company did not have an impact on the consolidated financial statements of the Company.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over the life of the asset. The Company has not completed its analysis of the impact, if any, of the adoption of SFAS No. 143 on its consolidated financial statements. The Company will adopt SFAS No. 143 for its fiscal year beginning January 1, 2003.

RESULTS OF OPERATIONS

REVENUES

     Revenues for the three months ended March 31, 2002 were $1,260.9 million, an increase of 2.6% compared with the three months ended March 31, 2001. Oilfield Operations revenues were $1,189.1 million, an increase of 2.8% compared with the three months ended March 31, 2001. Oilfield Operations revenues in North America, which account for 40.6% of total Oilfield Operations revenues, decreased 8.7% for the three months ended March 31, 2002 compared with the three months ended March 31, 2001. This decrease reflects lower activity in U.S. land operations and Canada, as evidenced by a 27.9% decrease in the North American rig count, partially offset by strong performances in the deepwater Gulf of Mexico. Outside North America, Oilfield Operations revenues increased 12.7% for the three months ended March 31, 2002 compared with the three months ended March 31, 2001. This increase reflects the improvement in international drilling activity, particularly in the North Sea, the Middle East and Asia Pacific, partially offset by weaker revenues in Latin America due to the political and economic environments in Argentina and Venezuela.

     Process Operations revenues for the three months ended March 31, 2002 were $71.8 million, a 0.7% decrease compared with the three months ended March 31, 2001. The decrease is primarily due to weak demand for replacement and repair parts and delays associated with a large order.

GROSS MARGIN

     Gross margin for the three months ended March 31, 2002 and 2001 was 27.3% and 27.6%, respectively. Excluding the effects of the $10.8 million of goodwill amortization included in cost of revenues for the three months ended March 31, 2001, gross margin for the three months ended March 31, 2002 and 2001 was 27.3% and 28.4%, respectively. The decrease in gross margin is the result of the Company's strategy not to reduce its work force to match current activity levels, preserving its ability to service customers following what is expected to be a short duration downturn, and approximately $10.0 million in costs and expenses from foreign exchange losses and other charges related to the Company's operations in Argentina and Venezuela.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2002 were $214.1 million, an increase of 5.4% compared with the three months ended March 31, 2001. SG&A expenses as a percentage of consolidated revenues for the three months ended March 31, 2002 and 2001, were 17.0% and 16.5%, respectively. This increase in SG&A expense as a percentage of consolidated revenues is primarily due to increased depreciation of the costs associated with the now complete Project Renaissance and the Company's short-term strategy not to reduce its work force to match current activity levels.

UNUSUAL CHARGE

     During 2001, the Company accrued cash charges of $6.0 million that consisted of severance for approximately 100 employees due to the restructuring of the German operations of BIRD Machine, a division of the Process Operations segment. The Company has paid $3.7 million of this accrued severance through March 31, 2002.

INTEREST EXPENSE

     Interest expense for the three months ended March 31, 2002 decreased $5.7 million compared with the three months ended March 31, 2001. The decrease was primarily due to lower total debt levels resulting from cash flow from operations coupled with lower average interest rates on the Company's short-term debt and commercial paper. The approximate average interest rate on short-term debt and commercial paper was 1.8% for the three months ended March 31, 2002 compared with 5.8% for the three months ended March 31, 2001.

EQUITY IN INCOME OF AFFILIATES

     The Company included amortization of goodwill associated with equity method investments in equity in income of affiliates. In accordance with SFAS No. 142, the Company discontinued this amortization effective January 1, 2002. Excluding the effects of the $2.0 million of amortization of goodwill associated with equity method investments for the three months ended March 31, 2001, equity in income of affiliates for the three months ended March 31, 2002 increased

$0.5 million compared with the three months ended March 31, 2001. The Company's most significant equity method investment is WesternGeco. The operating results of WesternGeco were affected by the continuing weakness in the seismic industry as crew counts remain at historic lows.

INCOME TAXES

     The Company's effective tax rates differ from the statutory income tax rate of 35% due to lower effective rates on international operations offset by incremental taxes within WesternGeco from unbenefitted foreign losses and taxes assessed in jurisdictions on a deemed profit basis.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements have principally related to working capital needs, payment of dividends, and capital expenditures. These requirements have been met through a combination of commercial paper borrowings and internally generated funds.

     In the three months ended March 31, 2002, net cash inflows from operating activities totaled $11.7 million, a decrease of $51.9 million compared with the three months ended March 31, 2001. This decrease was primarily due to increases in working capital due to payment of annual employee bonuses.

     Expenditures for capital assets totaled $62.3 million and $52.7 million for the three months ended March 31, 2002 and 2001, respectively. The majority of these expenditures were for rental tools. During the three months ended March 31, 2002 and 2001, the Company generated proceeds of $17.4 million and $15.3 million, respectively, from the disposal or sale of assets in the normal course of business.

     During the three months ended March 31, 2002, the Company's Oilfield Operations segment acquired three businesses having an aggregate purchase price of $49.1 million, net of cash acquired. As a result of these acquisitions, the Company recorded approximately $34.9 million of goodwill. The purchase prices were allocated based on estimated fair values at the date of acquisition and may be subject to change. During the three months ended March 31, 2002, the Company invested $11.3 million in Luna Energy, L.L.C. ("Luna Energy"), a venture formed to develop, manufacture, commercialize, sell, market and distribute downhole fiber optic and other sensors for oil and gas exploration, production, transportation and refining applications. The Company has a 40% ownership interest in Luna Energy.

     Total debt outstanding at March 31, 2002 was $1,772.6 million, an increase of $78.0 million compared with December 31, 2001. The increase was primarily due to increases in short-term debt needed to fund capital expenditures, increased working capital, dividend payments and acquisitions. The debt to equity ratio was 0.53 at March 31, 2002 compared with 0.51 at December 31, 2001. The Company's long-term objective is to maintain a debt to equity ratio between 0.40 and 0.60.

     At March 31, 2002, the Company had $1,289.6 million of credit facilities with commercial banks, of which $800.5 million was committed. There were no direct borrowings under these facilities during the three months ended March 31, 2002; however, to the extent the Company has outstanding commercial paper, available borrowings under the committed credit facilities are reduced. At March 31, 2002 and December 31, 2001, the Company had $95.0 million in commercial paper outstanding, with a weighted average interest rate of 1.8% and 2.0%, respectively. The committed facilities mature in September and October of 2003. The Company expects to replace these credit facilities by September 2002. If the credit facilities are not replaced, the Company would pursue other borrowing alternatives.

     Cash flow from operations and borrowings from short-term debt and commercial paper are expected to be the principal sources of liquidity in 2002. The Company believes that cash flow from operations, combined with existing credit facilities, will provide the Company with sufficient capital resources and liquidity to manage its operations, meet debt obligations and fund projected capital expenditures. The Company currently expects 2002 capital expenditures to be between $300.0 million and $340.0 million, excluding acquisitions. The expenditures are expected to be used primarily for normal, recurring items necessary to support the growth of the Company.

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

     The words "believes," "will," "may," "expected" and "expects" are intended to identify Forward-Looking Statements in "Liquidity and Capital Resources". See "Forward-Looking Statements" and "Business Environment" above for a description of risk factors related to these Forward-Looking Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     The Company's operations are conducted around the world in a number of different currencies. The majority of the Company's foreign subsidiaries have designated the local currency as their functional currency. As such, future earnings are subject to fluctuations due to changes in foreign currency exchange rates when transactions are denominated in currencies other than the Company's functional currencies. To minimize the need for foreign currency contracts, the Company is generally able to manage its foreign currency exposure by maintaining a minimal consolidated net asset or net liability position in a currency other than the functional currency.

     At March 31, 2002, the Company had entered into foreign currency forward contracts with notional amounts of $15.0 million, $1.0 million and $0.2 million to hedge exposure to currency fluctuations in the British Pound Sterling , the Indonesian Rupiah and the Euro, respectively. These contracts are cash flow hedges. Based on quoted market prices as of March 31, 2002 for contracts with similar terms and maturity dates, the Company did not record an asset or liability as the forward price is substantially the same as the contract price.

     The counterparties to the Company's forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the unlikely event that the counterparties fail to meet the terms of a foreign currency contract, the Company's exposure is limited to the foreign currency rate differential.

     Certain borrowings of the Company are denominated in currencies other than its functional currency. At March 31, 2002, these nonfunctional currency borrowings totaled $9.5 million with exposures between the U.S. Dollar and the Euro, the Saudi Riyal and the Brazilian Real. A 10% depreciation of the U.S. Dollar against these currencies would not have a material adverse effect on the future earnings of the Company.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     The Company has been named as a defendant in a number of shareholder class action suits filed by purported shareholders shortly after the Company's December 8, 1999 announcement regarding the accounting issues that the Company discovered at its Baker Hughes INTEQ division. These suits, which seek unspecified monetary damages, have been consolidated in the federal district court for the Southern District of Texas pursuant to the Private Securities Litigation Reform Act of 1995. The Company filed Motions to Dismiss in both the shareholder derivative suit and the class action. The federal district court granted the Company's Motions on both actions. No appeal was filed in the shareholder derivative suit, but the class action case is currently on appeal at the U.S. Fifth Circuit Count of Appeals. The Company believes the allegations in these suits are without merit, and the Company intends to vigorously defend these lawsuits. Even so, an adverse outcome in this class action litigation could have an adverse impact on the Company's results of operations or financial condition.

     On March 29, 2002, the Company announced that it had been advised that the U.S. Securities and Exchange Commission and the Department of Justice are conducting investigations into allegations of violations of law relating to Nigeria and other related matters. On March 25, 2002, a former employee alleging improper activities relating to Nigeria filed a civil complaint against the Company in the 281st District Court in Harris County, Texas seeking backpay and damages. Prior to the filing of the complaint, the Company had independently initiated an investigation regarding its operations in Nigeria and that investigation is ongoing. The Company is providing full cooperation to the government in connection with this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on April 24, 2002 (1) to elect four Class II members of the Board of Directors to serve for three-year terms, (2) to ratify Deloitte & Touche LLP as the Company's independent auditors for fiscal year 2002, (3) to approve the Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan, (4) to consider a stockholder proposal to implement the MacBride Principles with respect to the Company's operations in Northern Ireland, (5) to consider a stockholder proposal requesting that the Board of Directors be declassified and (6) to consider a stockholder proposal requesting simple majority vote on all issues subject to stockholder vote.

     The four Class II directors who were so elected are Clarence P. Cazalot, Jr., Anthony G. Fernandes, Richard D. Kinder and J. Larry Nichols. The number of affirmative votes and the number of votes withheld for the directors so elected were:

                                                   Number of                 Number of
         Names                                 Affirmative Votes             Withheld
----------------------------------------------------------------------------------------
         Clarence P. Cazalot, Jr.                 294,693,806                4,679,493
         Anthony G. Fernandes.                    295,774,057                3,599,242
         Richard D. Kinder                        256,635,329               42,737,970
         J. Larry Nichols                         235,595,134               63,778,165

     The number of affirmative votes, the number of negative votes and the number of abstentions with respect to the ratification of Deloitte & Touche LLP as the Company's independent auditors for fiscal 2002 were as follows:

              Number of                 Number of
          Affirmative Votes          Negative Votes              Abstentions
      --------------------------------------------------------------------------
             290,377,561                  7,910,411               1,085,327

     The number of affirmative votes, the number of negative votes and the number of abstentions with respect to the adoption of the Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan were as follows:

              Number of                 Number of
          Affirmative Votes          Negative Votes              Abstentions
      --------------------------------------------------------------------------
             250,336,489                 47,559,769               1,477,041


     The number of affirmative votes, the number of negative votes and the number of abstentions with respect to the approval of the stockholder proposals were as follows:

                                              Number of            Number of
                                             Affirmative           Negative
                                                Votes                Votes            Abstentions
------------------------------------------------------------------------------------------------------
    Proposal regarding Northern
       Ireland                                 29,464,212          232,971,600         13,885,410
    Proposal regarding classified
       Board                                  223,630,445           50,782,131          1,908,646
    Proposal regarding simple
       majority vote                          187,839,333           85,564,102          1,917,787

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

         3.1  - Bylaws, as amended on April 24, 2002

         4.1 - Bylaws (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

    (b) Reports on Form 8-K:

         A Current Report on Form 8-K was filed with the Commission on April 22, 2002, reporting the issuance of a press release whereby the Company announced that the U.S. Securities and Exchange Commission and the Department of Justice were conducting investigations into allegations of violations of law relating to Nigeria and other related matters.

         A Current Report on Form 8-K was filed with the Commission on April 26, 2002, reporting the results of the Company's Annual Meeting of Stockholders election of certain members of the Board of Directors and stockholder proposals.

         A Current Report on Form 8-K was filed with the Commission on April 30, 2002, for purposes of updating the description of the Company's capital stock for the registration of such capital stock, including but not limited to registrations of common stock for issuance pursuant to the Company's employee benefit plans.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BAKER HUGHES INCORPORATED
                                   (REGISTRANT)



Date:  May 13, 2002                By:  /s/ G. STEPHEN FINLEY
                                   --------------------------------------------
                                   Sr. Vice President - Finance and
                                   Administration and Chief Financial Officer


Date:  May 13, 2002                By:  /s/ ALAN J. KEIFER
                                   --------------------------------------------
                                   Vice President and Controller

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
 3.1           Bylaws, as amended on April 24, 2002

 4.1           Bylaws (filed as Exhibit 3.1 to the Quarterly Report on
               Form 10-Q for the quarterly period ended March 31, 2002).
