Form 10-Q
period 2002-06-30
BAKER HUGHES INC
filed 2002-08-14
CIK 808362

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

                                 ---------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                                Outstanding at August 2, 2002
              -----                                -----------------------------
Common Stock, $1.00 par value per share                 337,417,312, shares

                                      INDEX


                                                                                                       PAGE NO.
                                                                                                       --------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Condensed Statements of Operations - Three months and six months ended
         June 30, 2002 and 2001                                                                           2

         Consolidated Condensed Balance Sheets - June 30, 2002 and December 31, 2001                      3

         Consolidated Condensed Statements of Cash Flows - Six months ended
         June 30, 2002 and 2001                                                                           4

         Notes to Consolidated Condensed Financial Statements                                             5

Item 2. Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                                   12

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                       21

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                                22

Item 4. Submission of Matters to a Vote of Security Holders                                              23

Item 5. Other Information                                                                                23

Item 6. Exhibits and Reports on Form 8-K                                                                 23

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In millions, except per share amounts)
                                   (Unaudited)

                                                           Three Months Ended              Six Months Ended
                                                                June 30,                       June 30,
                                                       --------------------------      --------------------------
                                                          2002            2001            2002            2001
                                                       ----------      ----------      ----------      ----------
Revenues                                               $  1,301.8      $  1,342.0      $  2,562.7      $  2,570.5
                                                       ----------      ----------      ----------      ----------
Costs and expenses:
  Cost of revenues                                          942.1           961.8         1,859.0         1,851.8
  Selling, general and administrative                       230.5           198.7           444.6           401.9
  Restructuring charge                                       (1.9)             --            (1.9)            6.0
  Loss on disposal of assets                                   --              --              --             1.0
                                                       ----------      ----------      ----------      ----------
    Total                                                 1,170.7         1,160.5         2,301.7         2,260.7
                                                       ----------      ----------      ----------      ----------

Operating income                                            131.1           181.5           261.0           309.8
Equity in income of affiliates                                5.9             8.8            18.9            19.3
Interest expense                                            (27.4)          (32.3)          (55.8)          (66.4)
Interest income                                               1.1             0.4             2.3             1.8
                                                       ----------      ----------      ----------      ----------

Income before income taxes, extraordinary loss
  and cumulative effect of accounting change                110.7           158.4           226.4           264.5
Income taxes                                                (38.3)          (53.1)          (78.2)          (88.9)
                                                       ----------      ----------      ----------      ----------

Income before extraordinary loss and cumulative
  effect of accounting change                                72.4           105.3           148.2           175.6
Extraordinary loss, net of tax                                 --            (1.5)             --            (1.5)
Cumulative effect of accounting change, net of tax             --              --           (42.5)            0.8
                                                       ----------      ----------      ----------      ----------
Net income                                             $     72.4      $    103.8      $    105.7      $    174.9
                                                       ==========      ==========      ==========      ==========

Basic earnings per share:
  Income before extraordinary loss and cumulative
    effect of accounting change                        $     0.21      $     0.31      $     0.44      $     0.52
  Extraordinary loss                                           --              --              --              --
  Cumulative effect of accounting change                       --              --           (0.13)             --
                                                       ----------      ----------      ----------      ----------
  Net income                                           $     0.21      $     0.31      $     0.31      $     0.52
                                                       ==========      ==========      ==========      ==========

Diluted earnings per share:
  Income before extraordinary loss and cumulative
    effect of accounting change                        $     0.21      $     0.31      $     0.43      $     0.52
  Extraordinary loss                                           --              --              --              --
  Cumulative effect of accounting change                       --              --           (0.12)             --
                                                       ----------      ----------      ----------      ----------
  Net income                                           $     0.21      $     0.31      $     0.31      $     0.52
                                                       ==========      ==========      ==========      ==========

Cash dividends per share                               $    0.115      $    0.115      $     0.23      $     0.23
                                                       ==========      ==========      ==========      ==========


     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In millions)

                                                                    June 30,
                                                                      2002         December 31,
                                                                   (Unaudited)        2001
                                                                   -----------     ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                         $   35.4        $   45.4
  Accounts receivable, net                                           1,291.2         1,365.3
  Inventories                                                        1,086.0         1,049.8
  Other current assets                                                 230.0           236.7
                                                                    --------        --------
    Total current assets                                             2,642.6         2,697.2
                                                                    --------        --------

Investment in affiliates                                               956.0           929.0
Property, net                                                        1,384.7         1,375.8
Goodwill                                                             1,229.8         1,260.4
Intangible assets, net                                                 153.2           154.0
Other assets                                                           255.0           259.8
                                                                    --------        --------
    Total assets                                                    $6,621.3        $6,676.2
                                                                    ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                  $  573.8        $  573.0
  Short-term borrowings and current portion of long-term debt            8.3            12.2
  Accrued employee compensation                                        216.9           318.8
  Other current liabilities                                            274.5           308.4
                                                                    --------        --------
    Total current liabilities                                        1,073.5         1,212.4
                                                                    --------        --------

Long-term debt                                                       1,641.3         1,682.4
Deferred income taxes                                                  205.5           210.3
Other long-term liabilities                                            257.7           243.3

Stockholders' equity:
  Common stock                                                         337.3           336.0
  Capital in excess of par value                                     3,152.9         3,119.3
  Retained earnings                                                    210.6           182.3
  Accumulated other comprehensive loss                                (257.5)         (309.8)
                                                                    --------        --------
    Total stockholders' equity                                       3,443.3         3,327.8
                                                                    --------        --------
    Total liabilities and stockholders' equity                      $6,621.3        $6,676.2
                                                                    ========        ========

     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                                  Six Months Ended June 30,
                                                                                  --------------------------
                                                                                    2002              2001
                                                                                  ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $   105.7        $   174.9
Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation, depletion and amortization                                          158.7            167.0
    Provision (benefit) for deferred income taxes                                      (0.5)             2.8
    Loss on extinguishment of debt                                                       --              2.3
    Cumulative effect of accounting change                                             42.5              0.8
    (Gain) on disposal of assets                                                      (22.9)            (7.4)
    Equity in income of affiliates                                                    (18.9)           (19.3)
    Change in accounts receivable                                                      80.5            (14.6)
    Change in inventories                                                             (32.4)          (120.6)
    Change in accounts payable                                                          1.8             52.0
    Change in accrued employee compensation and other current liabilities            (140.2)            47.7
    Change in other long-term liabilities                                              (4.3)             0.5
    Changes in other assets and liabilities                                            56.7            (41.1)
                                                                                  ---------        ---------
Net cash flows from operating activities                                              226.7            245.0
                                                                                  ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for capital assets                                                    (136.2)          (136.3)
  Acquisition of businesses, net of cash acquired                                     (38.8)              --
  Investment in affiliate                                                             (12.5)              --
  Proceeds from disposal of assets                                                     37.1             32.6
                                                                                  ---------        ---------
Net cash flows from investing activities                                             (150.4)          (103.7)
                                                                                  ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) of commercial paper and other short-term debt           (47.2)           202.7
  Repayment of indebtedness                                                              --           (301.8)
  Proceeds from issuance of common stock                                               35.0             44.6
  Dividends                                                                           (77.4)           (77.1)
                                                                                  ---------        ---------
Net cash flows from financing activities                                              (89.6)          (131.6)
                                                                                  ---------        ---------

Effect of foreign exchange rate changes on cash                                         3.3             (2.1)
                                                                                  ---------        ---------
Increase (decrease) in cash and cash equivalents                                      (10.0)             7.6
Cash and cash equivalents, beginning of period                                         45.4             34.6
                                                                                  ---------        ---------
Cash and cash equivalents, end of period                                          $    35.4        $    42.2
                                                                                  =========        =========

Income taxes paid                                                                 $    82.7        $    35.8
Interest paid                                                                     $    57.3        $    61.5

     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1. GENERAL

Nature of Operations

    Baker Hughes Incorporated ("Baker Hughes") is engaged in the oilfield services and continuous process industries. Baker Hughes is a major supplier of wellbore related products, technology services and systems to the oil and gas industry on a worldwide basis and provides products and services for drilling, formation evaluation, completion and production of oil and gas wells. Baker Hughes also manufactures, markets and services process equipment for separating solids from liquids and liquids from liquids through filtration, sedimentation, centrifugation and flotation processes to a wide range of markets.

Basis of Presentation

    The unaudited consolidated condensed financial statements of Baker Hughes and its subsidiaries (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited consolidated condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. These unaudited consolidated condensed financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

    Certain reclassifications have been made to the prior periods' consolidated condensed financial statements to conform with the current period presentation, including reclassification of unusual charges to restructuring charges or gain/loss on disposal of assets.

    In the notes to the unaudited consolidated condensed financial statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated.

NOTE 2. ACQUISITIONS AND INVESTMENT IN AFFILIATE

    In the first quarter of 2002, the Company acquired three businesses within its Oilfield segment having an aggregate purchase price of $50.8 million, net of cash acquired. As a result of these acquisitions, the Company recorded approximately $30.5 million of goodwill. The purchase prices were allocated based on estimated fair values at the date of acquisition and may be subject to change based on the final determination of the purchase price allocations. Pro forma results of operations have not been presented because the effects of these acquisitions were not material to the Company's consolidated financial statements on either an individual or aggregate basis.

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3. COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to owners. The components of the Company's comprehensive income (loss), net of related tax, are as follows:

                                                      Three Months Ended           Six Months Ended
                                                           June 30,                   June 30,
                                                   ---------------------        ---------------------
                                                     2002          2001          2002          2001
                                                   -------       -------        -------       -------
Net income                                         $  72.4       $ 103.8        $ 105.7       $ 174.9
Other comprehensive loss:
  Foreign currency translation adjustments            53.7          (6.7)          52.3         (39.3)
  Adoption of derivative accounting standard            --            --             --           1.2
  Loss on derivative instruments                        --          (0.2)            --          (1.2)
                                                   -------       -------        -------       -------
    Total comprehensive income                     $ 126.1       $  96.9        $ 158.0       $ 135.6
                                                   =======       =======        =======       =======

Total accumulated other comprehensive loss consisted of the following:

                                                            June 30,           December 31,
                                                              2002                 2001
                                                           -----------          -----------
Foreign currency translation adjustments                   $    (245.3)         $    (297.6)
Pension adjustment                                               (12.2)               (12.2)
                                                           -----------          -----------
    Total accumulated other comprehensive loss             $    (257.5)         $    (309.8)
                                                           ===========          ===========

NOTE 4. FINANCIAL INSTRUMENTS

    At June 30, 2002, the Company had two interest rate swap agreements that have been designated and have qualified as fair value hedging instruments. They were fully effective, resulting in no net gain or loss recorded in the consolidated condensed statements of operations. The fair value of the swaps at June 30, 2002 was a $7.8 million asset recognized in the consolidated condensed balance sheet.

    At June 30, 2002, the Company had entered into foreign currency forward contracts with notional amounts of $15.0 million and $0.3 million to hedge exposure to currency fluctuations in the British Pound Sterling and the Japanese Yen, respectively. These contracts are cash flow hedges. Based on quoted market prices as of June 30, 2002 for contracts with similar terms and maturity dates, the fair value of the contracts was a $0.6 million asset recognized in the consolidated condensed balance sheet.

NOTE 5. RESTRUCTURING CHARGE

    In 2001, the Company initiated a restructuring of its German operations of BIRD Machine, a division of the Process segment. The restructuring consisted of downsizing its German operations from a full manufacturing facility to an assembly and repair facility. As a result, the Company recorded a charge of $6.0 million relating to severance for approximately 100 employees. The employee groups that were to be terminated were comprised of engineering, field service and support personnel. The amount accrued for severance was based upon the positions eliminated and the Company's specific or statutory severance plans in place for these operations and did not include any portion of the employees' salary through their severance dates. The Company has terminated 67 employees and paid $4.1 million of accrued severance through June 30, 2002. Additionally, the remaining accrual of $1.9 million was reversed during the second quarter of 2002 due to unanticipated voluntary terminations and more favorable separation payments than had been originally estimated.

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6. EXTRAORDINARY LOSS

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

NOTE 7. EARNINGS PER SHARE

    A reconciliation of the number of shares used for the basic and diluted earnings per share ("EPS") calculation is as follows:

                                                               Three Months Ended        Six Months Ended
                                                                    June 30,                 June 30,
                                                              -------------------       -------------------
                                                               2002         2001         2002         2001
                                                              ------       ------       ------       ------
Weighted average common shares outstanding for
  basic EPS                                                    337.3        335.7        337.1        335.3
Effect of dilutive securities - stock plans                      1.5          1.9          1.3          2.3
                                                              ------       ------       ------       ------
Adjusted weighted average common shares outstanding for
  diluted EPS                                                  338.8        337.6        338.4        337.6
                                                              ======       ======       ======       ======

Shares excluded from diluted EPS:
  Options with option price greater than market price            4.6          4.6          5.0          4.1
                                                              ======       ======       ======       ======

NOTE 8. INVENTORIES

    Inventories are comprised of the following:

                      June 30,      December 31,
                        2002           2001
                      --------      ------------
Finished goods        $  875.5       $  856.9
Work in process           96.4           81.7
Raw materials            114.1          111.2
                      --------       --------
  Total               $1,086.0       $1,049.8
                      ========       ========

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

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

    The adoption of SFAS No. 142 required the Company to perform a transitional impairment test of goodwill in each of its reporting units as of January 1, 2002. The Company's reporting units were based on its organizational and reporting

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

structure. Corporate and other assets and liabilities were allocated to the reporting units to the extent that they related to the operations of those reporting units. Valuations of the reporting units were performed by an independent third party. The goodwill of the Company's Process segment was determined to be impaired using a combination of a market value and discounted cash flows approach to estimate fair value. Accordingly, the Company recognized a transitional impairment loss of $42.5 million, net of income taxes of $20.4 million, recorded in the first quarter of 2002 as the cumulative effect of accounting change in the consolidated condensed statements of operations.

    The changes in the carrying amount of goodwill (net of accumulated amortization) for the six months ended June 30, 2002 are as follows:

                                          Oilfield        Process          Total
                                          --------       --------        --------
Balance as of December 31, 2001           $1,197.5       $   62.9        $1,260.4
Goodwill acquired during the period           30.5             --            30.5
Transitional impairment loss                    --          (62.9)          (62.9)
Translation adjustments and other              1.8             --             1.8
                                          --------       --------        --------

Balance as of June 30, 2002               $1,229.8       $     --        $1,229.8
                                          ========       ========        ========

     Intangible assets, which continue to be amortized, are comprised of the following:

                                   June 30, 2002                        December 31, 2001
                       ----------------------------------      -----------------------------------
                        Gross                                   Gross
                       Carrying     Accumulated                Carrying    Accumulated
                        Amount     Amortization     Net         Amount     Amortization      Net
                       --------    ------------    ------      --------    ------------    -------
Technology-based        $170.3       $(35.7)       $134.6       $169.7       $(32.5)       $137.2
Marketing-related         21.2         (6.3)         14.9         21.2         (5.9)         15.3
Contract-based             9.7         (7.0)          2.7          7.9         (7.1)          0.8
Other                      3.6         (2.6)          1.0          3.5         (2.8)          0.7
                        ------       ------        ------       ------       ------        ------
  Total                 $204.8       $(51.6)       $153.2       $202.3       $(48.3)       $154.0
                        ======       ======        ======       ======       ======        ======

    The adoption of SFAS No. 142 also required the Company to re-evaluate the remaining useful lives of its intangible assets to determine whether the remaining useful lives were appropriate. The Company also re-evaluated the amortization methods of its intangible assets to determine whether the amortization reflects the pattern in which the economic benefits of the intangible assets are consumed. In performing these evaluations, the Company reduced the remaining life of one of its marketing-related intangibles and changed the method of amortization of one of its technology-based intangibles.

    Amortization expense for intangible assets for the three months and six months ended June 30, 2002 was $2.3 million and $4.8 million, respectively, and is estimated to be $11.1 million for 2002. Estimated amortization expense for each of the subsequent four fiscal years is expected to be approximately $11.7 million to $12.9 million.

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

    In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and goodwill associated with equity method investments effective January 1, 2002. The unaudited pro forma results of operations of the Company, giving effect to SFAS No. 142 as if it were adopted on January 1, 2001, are as follows:

                                           Three Months Ended           Six Months Ended
                                               June 30,                     June 30,
                                       ------------------------      -----------------------
                                         2002           2001           2002           2001
                                       --------       --------       --------       --------
Net income:
  As reported                          $   72.4       $  103.8       $  105.7       $  174.9
  Goodwill amortization                      --           11.4             --           22.8
  Intangible asset amortization              --            0.1             --            0.2
  Transitional impairment loss               --             --           42.5             --
                                       --------       --------       --------       --------
  As adjusted                          $   72.4       $  115.3       $  148.2       $  197.9
                                       ========       ========       ========       ========


Basic earnings per share:
  As reported                          $   0.21       $   0.31       $   0.31       $   0.52
  Goodwill amortization                      --           0.04             --           0.07
  Intangible asset amortization              --             --             --             --
  Transitional impairment loss               --             --           0.13             --
                                       --------       --------       --------       --------
  As adjusted                          $   0.21       $   0.35       $   0.44       $   0.59
                                       ========       ========       ========       ========

Diluted earnings per share:
  As reported                          $   0.21       $   0.31       $   0.31       $   0.52
  Goodwill amortization                      --           0.04             --           0.07
  Intangible asset amortization              --             --             --             --
  Transitional impairment loss               --             --           0.12             --
                                       --------       --------       --------       --------
  As adjusted                          $   0.21       $   0.35       $   0.43       $   0.59
                                       ========       ========       ========       ========

NOTE 10. SEGMENT AND RELATED INFORMATION

    The Company currently has eight operating divisions that have separate management teams and are engaged in the oilfield services and continuous process industries. The divisions have been aggregated into two reportable segments, "Oilfield" and "Process". The consolidated results for these segments are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

    The Oilfield segment consists of six operating divisions -- Baker Atlas, Baker Hughes INTEQ, Baker Oil Tools, Baker Petrolite, Centrilift and Hughes Christensen. They have been aggregated into one reportable segment because they have similar economic characteristics and because the long-term financial performance of these divisions is affected by similar economic conditions. These six operating divisions manufacture and sell products and provide services used in the oil and gas exploration industry, including drilling, completion, production and maintenance of oil and gas wells, and in reservoir measurement and evaluation, and operate in the same markets and have substantially the same customers. The principal markets for this segment include all major oil and gas producing regions of the world, including North America, Latin America, Europe, Africa, the Middle East and the Far East. Customers include major multi-national, independent and national or state-owned oil companies. The Oilfield segment also includes the Company's interest in an oil and gas property in Nigeria and its investment in WesternGeco.

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

    The Process segment consists of two operating divisions - BIRD Machine and EIMCO Process Equipment - that manufacture and sell process equipment for separating solids from liquids and liquids from liquids through filtration, sedimentation, centrifugation and flotation processes. The principal markets for this segment include all regions of the world where there are significant industrial and municipal wastewater applications and base metals activity. Customers include municipalities, contractors, mineral producers and engineering, pulp and paper, and industrial companies.

    The Company evaluates the performance of its segments based on income before income taxes, accounting changes, restructuring charges and interest income and expense. Intersegment sales and transfers are not significant.

    Summarized financial information is shown in the following table. The "Other" column includes corporate-related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

                                       Oilfield        Process          Other           Total
                                       --------       --------        ---------       ---------
REVENUES
Three months ended June 30, 2002       $1,225.3       $   76.5        $     --        $1,301.8
Three months ended June 30, 2001       $1,257.8       $   84.2        $     --        $1,342.0

Six months ended June 30, 2002         $2,414.4       $  148.3        $     --        $2,562.7
Six months ended June 30, 2001         $2,414.0       $  156.5        $     --        $2,570.5

SEGMENT PROFIT (LOSS)
Three months ended June 30, 2002       $  172.6       $   (1.1)       $  (60.8)       $  110.7
Three months ended June 30, 2001       $  223.5       $   (1.9)       $  (63.2)       $  158.4

Six months ended June 30, 2002         $  352.0       $   (2.7)       $ (122.9)       $  226.4
Six months ended June 30, 2001         $  406.6       $   (7.3)       $ (134.8)       $  264.5

TOTAL ASSETS
As of June 30, 2002                    $5,847.7       $  249.9        $  523.7        $6,621.3
As of December 31, 2001                $5,807.6       $  296.1        $  572.5        $6,676.2

    The following table presents the details of "Other" segment loss:

                                Three Months Ended            Six Months Ended
                                     June 30,                     June 30,
                             ----------------------        ----------------------
                               2002           2001           2002           2001
                             -------        -------        -------        -------
Corporate expenses           $ (36.4)       $ (31.3)       $ (71.3)       $ (63.2)
Interest, net                  (26.3)         (31.9)         (53.5)         (64.6)
Restructuring charge             1.9             --            1.9           (6.0)
Loss on sale of assets            --             --             --           (1.0)
                             -------        -------        -------        -------
  Total                      $ (60.8)       $ (63.2)       $(122.9)       $(134.8)
                             =======        =======        =======        =======

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11. NEW ACCOUNTING STANDARDS

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

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over the life of the asset. The Company has not completed its analysis of the impact, if any, of the adoption of SFAS No. 143 on its consolidated financial statements. The Company will adopt SFAS No. 143 for its fiscal year beginning January 1, 2003.

    In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company will adopt SFAS No. 146 for all exit or disposal activities initiated after December 31, 2002.

NOTE 12. SUBSEQUENT EVENT

    The Company signed a letter of intent in July 2002 for the sale of EIMCO Process Equipment ("EIMCO"), a division of the Process segment. Any transaction is subject to the negotiation and execution of a definitive sale agreement, as well as various conditions, including satisfactory due diligence review of EIMCO's business, regulatory approvals, purchaser's financing, and approval by both parties' boards of directors. The transaction is expected to close in the fourth quarter of 2002. Revenues for EIMCO totaled $88.1 million for the six months ended June 30, 2002, and $181.1 million for the twelve months ended December 31, 2001. There can be no assurance that the transaction will be consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's consolidated condensed financial statements and the related notes thereto.

FORWARD-LOOKING STATEMENTS

    MD&A and certain statements in the Notes to Consolidated Condensed Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (each a "Forward-Looking Statement"). The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "forecasts," "will," "could," "may," "suggest," "likely" and similar expressions, and the negative thereof, are intended to identify forward-looking statements. Baker Hughes' expectations about its business outlook, customer spending, oil and gas prices and the business environment for the Company and the industry in general are only its forecasts regarding these matters. These forecasts may be substantially different from actual results, which are affected by the following risk factors: the effect of competition; the level of petroleum industry exploration and production expenditures; drilling rig and oil and gas industry manpower and equipment availability; the Company's ability to implement and effect price increases for its products and services; the Company's ability to control its costs; the availability of sufficient manufacturing capacity and subcontracting capacity at forecasted costs to meet the Company's revenue goals; the ability of the Company to introduce new technology on its forecasted schedule and at its forecasted cost; the ability of the Company's competitors to capture market share; world economic conditions; price of, and the demand for, crude oil and natural gas; drilling activity; weather; the legislative and regulatory environment in the United States and other countries in which the Company operates; Organization of Petroleum Exporting Countries ("OPEC") policy; war or extended period of conflict involving the United States, the Middle East and other major petroleum-producing or consuming regions; acts of war or terrorism; the development of technology that lowers overall finding and development costs; the condition of the capital and equity markets; new laws and regulations, some of which are still being formulated, that could have a significant impact on the future operations and conduct of all businesses as a result of the bankruptcies of large U.S. entities; labor-related actions, including strikes, slowdowns and facility occupations; and the timing of any of the foregoing. See "Business Environment" for a more detailed discussion of certain of these risk factors.

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

BUSINESS ENVIRONMENT

    The Company currently has eight operating divisions each with separate management teams that are engaged in the oilfield services and continuous process industries. The divisions have been aggregated into two reportable segments - "Oilfield" and "Process".

    The Oilfield segment consists of six operating divisions - Baker Atlas, Baker Hughes INTEQ, Baker Oil Tools, Baker Petrolite, Centrilift and Hughes Christensen - that manufacture and sell products and provide services used in the oil and gas exploration industry, including drilling, completion, production and maintenance of oil and gas wells, and in reservoir measurement and evaluation. The Oilfield segment also includes the Company's interest in an oil and gas property in Nigeria and its investment in WesternGeco.

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

    Key risk factors currently influencing the worldwide crude oil and gas markets are:

o Production control - the degree to which OPEC nations and other large producing countries, including, but not limited to, Mexico, Norway, and Russia, are willing and able to control production and exports of crude oil to reduce supply and support their targeted oil price while meeting their market share objectives.

o Global economic growth - particularly the impact of the U.S. and Western European economies and economic activity in Japan, China, South Korea and the developing areas of Asia where the correlation between energy demand and economic growth is strong. An important factor in the global economic growth in 2002 and 2003 will be the strength and timing of the U.S. economic recovery. In addition, the International Energy Agency forecasted in August 2002 worldwide oil demand growth for 2003 compared with 2002 of approximately 1.5%, compared with the 2.0% averaged for the 10 years ending December 2000.

o Oil and gas storage inventories - relative to historic levels. Inventory levels offer a measure of the balance between supply and demand. The natural gas inventory levels in North America at the beginning of the summer 2002 injection season were significantly above normal levels. While the year over year surplus declined significantly during the 2002 summer injection season, a significant surplus remained as of the end of July 2002 because total natural gas demand, especially in the industrial sector, has been less than expected. The ongoing surplus suggests that the summer demand for natural gas to be injected into storage will be less than normal for the balance of the summer and that storage targets for the beginning of the 2002 winter will be met.

o Ability to produce natural gas - The amount of natural gas that can be produced is a function of the number of new wells drilled, completed and connected to pipelines as well as the rate of reservoir depletion. Advanced technologies, such as horizontal drilling, result in improved total recovery but also a more rapid production decline.

o Technological progress - in the design and application of new products that allow oil and gas companies to drill fewer wells and to drill, complete and produce wells faster, recover more hydrocarbons and to do so at lower costs.

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

                                              Three Months Ended             Six Months Ended
                                                     June 30,                     June 30,
                                            -----------------------       -----------------------
                                               2002           2001           2002           2001
                                            --------       --------       --------       --------
West Texas Intermediate Crude ($/bbl)       $  26.29       $  27.88       $  24.01       $  28.31
U.S. Spot Natural Gas ($/MMBtu)                 3.39           4.35           2.98           5.32

    Oil prices averaged $26.29/bbl for the three months ended June 30, 2002, ranging from a low of $23.47/bbl to a high of $29.42/bbl. Slower economic growth and higher OPEC production levels contributed to an increase in inventories and a moderation in oil prices, in comparison with the same period one year ago. Oil prices at the end of the quarter were similar to oil prices at the beginning of the quarter. Variation during the quarter was primarily due to changing perceptions about the potential for a significant supply disruption as a result of the Israeli/Palestinian crisis, possible military action in Iraq, as well as changes in perceptions of how quickly the U.S. and world economy will improve.

    During the three months ended June 30, 2002, U.S. natural gas prices averaged $3.39/MMBtu, down from the $4.35/MMBtu for the three months ended June 30, 2001. Prices ranged from a high of $3.80/MMbtu to a low of $3.04/MMBtu. The decline in natural gas prices, when compared with the second quarter of 2001, was driven by a decrease in demand for natural gas due to slower U.S. economic growth and milder than normal weather, which was offset only partially by increased demand from fuel switching from crude oil back to natural gas and a modest increase in production of natural gas. Although storage levels remain significantly above year earlier levels, expectations for normal weather, recovering demand, particularly in the industrial sector, and lowering production levels resulting from lower rig activity, fueled expectations that the supply and demand balance would tighten significantly during the 2002/2003 winter.

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

    Rig count trends are governed by the exploration and development spending by oil and gas companies, which in turn is influenced by current and future price expectations for oil and natural gas. Rig counts therefore reflect the relative strength and stability of energy prices. The Company has been providing rig counts to the public since 1944. The Company gathers all relevant data through their field service personnel worldwide who routinely visit the various rigs operating in their areas. This data is then compiled and distributed to various wire services and trade associations and is published on the Company's website. Rig counts are compiled weekly for the U.S. and Canada and monthly for all international and workover rigs. For a rig to be counted internationally on a monthly basis, drilling operations must comprise at least 15 days during the month. Published international rig counts do not include rigs drilling in Russia or China because this information is extremely difficult to obtain. The Company's rig counts are summarized in the table below as averages for each of the periods indicated.

                              Three Months Ended      Six Months Ended
                                    June 30,              June 30,
                              -----------------       -----------------
                              2002        2001        2002        2001
                              -----       -----       -----       -----
U.S. - Land                     701       1,108         697       1,023
U.S. - Offshore                 106         167         114         167
Canada                          144         256         261         383
                              -----       -----       -----       -----
  North America                 951       1,531       1,072       1,573
                              -----       -----       -----       -----

Latin America                   205         268         215         265
North Sea                        56          56          56          54
Other Europe                     38          39          38          38
Africa                           57          57          56          55
Middle East                     198         174         195         173
Asia Pacific                    171         157         168         153
                              -----       -----       -----       -----
  Outside North America         725         751         728         738
                              -----       -----       -----       -----
Worldwide                     1,676       2,282       1,800       2,311
                              =====       =====       =====       =====

U.S. Workover Rigs              994       1,227         993       1,209
                              =====       =====       =====       =====

INDUSTRY OUTLOOK

    Caution is advised that the factors described above in "Forward Looking Statements" and "Business Environment" could negatively impact the Company's expectations for oil demand, oil and gas prices and drilling activity.

    Oil - Oil prices are expected to average between $23/bbl and $26/bbl for the remainder of 2002. Sustained oil prices in the range of $20/bbl to $25/bbl and an outlook that prices are likely to remain in this range or higher are expected to support the Company's forecast of customer spending. Oil prices are particularly susceptible to changes in oil supply as oil demand growth in 2002 compared with 2001 is expected to be the lowest year-to-year growth in a decade.

    o Prices could average $20/bbl to $22/bbl or less if anticipated economic growth fails to materialize or if OPEC, Russia or other non-OPEC producers prove unwilling or unable to control their production.

    o Prices could average $27/bbl to $30/bbl or more if OPEC fails to increase quotas as required, if supply is disrupted or the market perceives that a disruption of oil supply is likely.

    North America Natural Gas - U.S. natural gas prices are expected to average between $2.75/MMBtu and $3.50/MMBtu for the remainder of 2002.

    o Prices are expected to move toward the top of this range in the second half of the year if the combined impact of a growing U.S. economy, particularly in the industrial sector, and production declines resulting from lower customer spending in the second half of 2001 and the first half of 2002 increase expectations for supply shortages in the winter of 2002/2003.

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

    Drilling Activity - Based upon the Company's outlooks for oil and natural gas prices and customer spending described above the Company's outlook for drilling activity, as measured by the Baker Hughes rig count, is as follows:

    o The North American rig count is expected to decline between 15% to 20% in 2002 compared with 2001.

    o Drilling activity outside of North America is expected to increase 3% to 5% in 2002 compared with 2001.

COMPANY OUTLOOK

    The trends as described above relating to declining rig counts, decreased customer spending and low oil and gas prices began in late 2001 and have continued to develop in 2002. As a result, the Company expects that 2002 will not be as strong as 2001, with revenues expected to decline by approximately 3% to 5% as compared with 2001, with related declines in operating results.

    During the six months ended June 30, 2002, the Company recorded losses of $7.9 million related to the weakening currency and the inability of the Company to collect its outstanding receivables in Argentina. There could be additional losses if there were to be additional currency devaluations or if the Company's customers encounter additional financial difficulty, thereby impacting their ability to pay amounts due to the Company. In addition, the uncertain economic environment in Argentina will likely negatively impact the exploration and production spending plans of the Company's customers in 2002 and beyond, thus reducing the demand for the Company's products. The Company has responded to this situation in a number of ways, including negotiating with its customers for acceptable payment terms, increasing the use of U.S. Dollar based invoicing (or U.S. Dollar equivalent pricing and invoicing), adjusting pricing and contracts to reflect the changes in Argentina's currency, and shipping products to Argentina directly from outside the country with payment made offshore in U.S. Dollar or equivalent currency. At June 30, 2002 and December 31, 2001, net property in Argentina totaled $9.7 million and $11.0 million, respectively. Revenues for Argentina for the six months ended June 30, 2002 were $32.1 million; accordingly, the impact on the Company's total revenues in 2002 is not expected to be significant.

    Venezuela also continues to experience political and economic uncertainties, including large fluctuations in exchange rates with the U.S. Dollar. This creates additional uncertainties for the business environment and market for the Company's products and services. The Company continues to closely monitor the economic situation in Venezuela and is taking appropriate actions to minimize its exposure to these risks, including increasing the use of U.S. Dollar based transactions, monitoring foreign currency exchange, inflation and interest rates and considering the use of foreign currency hedges. At June 30, 2002 and December 31, 2001, net property in Venezuela totaled $30.9 million and $37.4 million, respectively, and revenues for Venezuela for the six months ended June 30, 2002 and 2001 totaled $79.6 million and $122.8 million, respectively.

    The Company's most significant equity method investment is WesternGeco. The operating results of WesternGeco have been adversely affected by the continuing weakness in the seismic industry as crew counts remain at historic lows. This trend is expected to continue through the remainder of 2002.

    The Company signed a letter of intent in July 2002 for the sale of EIMCO Process Equipment ("EIMCO"), a division of the Process segment. Any transaction is subject to the negotiation and execution of a definitive sale agreement, as well as various conditions, including satisfactory due diligence review of EIMCO's business, regulatory approvals, purchaser's financing, and approval by both parties' boards of directors. The transaction is expected to close in the fourth quarter of

2002. Revenues for EIMCO totaled $88.1 million for the six months ended June 30, 2002, and $181.1 million for the twelve months ended December 31, 2001. There can be no assurance that the transaction will be consummated.

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

    The adoption of SFAS No. 142 required the Company to perform a transitional impairment test of goodwill in each of its reporting units as of January 1, 2002. The Company's reporting units were based on its organizational and reporting structure. Corporate and other assets and liabilities were allocated to the reporting units to the extent that they related to the operations of those reporting units. Valuations of the reporting units were performed by an independent third party. The goodwill of the Company's Process segment was determined to be impaired using a combination of a market value and discounted cash flows approach to estimate fair value. Accordingly, the Company recognized a transitional impairment loss of $42.5 million, net of income taxes of $20.4 million, recorded as the cumulative effect of accounting change in the consolidated condensed statement of operations.

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

    In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and goodwill associated with equity method investments effective January 1, 2002. Amortization of goodwill and goodwill associated with equity method investments included in the Company's consolidated condensed statements of operations for the three months ended June 30, 2001 was $10.8 million and $2.0 million, respectively, and $21.6 million and $4.0 million, respectively, for the six months ended June 30, 2001.

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

    In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company will adopt SFAS No. 146 for all exit or disposal activities initiated after December 31, 2002.

RESULTS OF OPERATIONS

REVENUES

    Revenues for the three months ended June 30, 2002 were $1,301.8 million, a decrease of 3.0% compared with the three months ended June 30, 2001. Oilfield revenues were $1,225.3 million, a decrease of 2.6% compared with the three months ended June 30, 2001. Oilfield revenues in North America, which account for 38.7% of total Oilfield revenues, decreased 16.0% for the three months ended June 30, 2002 compared with the three months ended June 30, 2001. This decrease reflects lower activity in U.S. land operations and Canada, as evidenced by a 37.9% decrease in the North American rig count, partially offset by strong performances in the deepwater Gulf of Mexico. Outside North America, Oilfield revenues increased 8.3% for the three months ended June 30, 2002 compared with the three months ended June 30, 2001. This increase reflects the improvement in international drilling activity, particularly in the Middle East and Asia Pacific, partially offset by weaker revenues in Latin America due to the political and economic environments in Argentina and Venezuela.

    Process revenues for the three months ended June 30, 2002 were $76.5 million, a 9.1% decrease compared with the three months ended June 30, 2001. Excluding the effects of the Company's refining and production product line that was contributed to a venture in October 2001, revenues increased 3.6% compared with the three months ended June 30, 2001.

    Revenues for the six months ended June 30, 2002 were $2,562.7 million, a decrease of 0.3% compared with the six months ended June 30, 2001. Revenues were impacted by the lower activity in North America and decreased revenues in Latin America due to the political and economic environments in Argentina and Venezuela, partially offset by the continuing improvement in activity in other international locations.

GROSS MARGIN

    Gross margin for the three months ended June 30, 2002 and 2001 was 27.6% and 28.3%, respectively. Gross margin for the six months ended June 30, 2002 and 2001 was 27.5% and 28.0%, respectively. The decreases in gross margin are the result of the Company's strategy not to significantly reduce its work force to match current activity levels, pricing pressures and under-absorbed manufacturing costs.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2002 were $230.5 million, an increase of 16.0% compared with the three months ended June 30, 2001. SG&A expenses as a percentage of consolidated revenues for the three months ended June 30, 2002 and 2001 were 17.7% and 14.8%, respectively. SG&A expenses for the six months ended June 30, 2002 were $444.6 million, an increase of 10.6% compared with the six months ended June 30, 2001. SG&A expense as a percentage of consolidated revenues for the six months ended June 30, 2002 and 2001 were 17.4% and 15.6%, respectively. These increases in SG&A expense as a percentage of consolidated revenues were primarily due to the impact of the weakening U.S. dollar and the resulting foreign exchange losses; increased depreciation of the costs associated with the now complete Project Renaissance, the Company's multi-year initiative that began in 1997 to implement SAP R/3, an enterprise-wide accounting and business application software system; and the Company's strategy not to significantly reduce its work force to match current activity levels.

RESTRUCTURING CHARGE

    In 2001, the Company initiated a restructuring of its German operations of BIRD Machine, a division of the Process segment. The restructuring consisted of downsizing its German operations from a full manufacturing facility to an assembly and repair facility. As a result, the Company recorded a charge of $6.0 million relating to severance for approximately 100 employees. The Company has terminated 67 employees and paid $4.1 million of this accrued severance through June 30, 2002. Additionally, the remaining accrual of $1.9 million was reversed during the second quarter of 2002 due to unanticipated voluntary terminations and more favorable separation payments than had been originally estimated.

INTEREST EXPENSE

    Interest expense for the three and six months ended June 30, 2002 decreased $4.9 million and $10.6 million, respectively, compared with the three and six months ended June 30, 2001. These decreases were primarily due to lower total debt levels resulting from cash flow from operations coupled with lower average interest rates on the Company's short-term debt, commercial paper and interest rate swaps. The approximate average interest rate on short-term debt and commercial paper was 1.8% for the three and six months ended June 30, 2002 compared with 4.2% and 4.8% for the three and six months ended June 30, 2001, respectively.

EQUITY IN INCOME OF AFFILIATES

    The Company included amortization of goodwill associated with equity method investments in "Equity in income of affiliates" in the consolidated condensed statements of operations. In accordance with SFAS No. 142, the Company discontinued this amortization effective January 1, 2002. Excluding the effects of the $2.0 million and $4.0 million of amortization of goodwill associated with equity method investments for the three and six months ended June 30, 2001, respectively, equity in income of affiliates for the three months ended June 30, 2002 decreased $4.9 million and $4.4 million compared with the three and six months ended June 30, 2001, respectively. The Company's most significant equity method investment is WesternGeco. The operating results of WesternGeco were negatively affected by the continuing weakness in the seismic industry as crew counts remain at historic lows.

INCOME TAXES

    The Company's effective tax rates differ from the statutory income tax rate of 35% due to lower effective rates on international operations offset by incremental taxes within WesternGeco. The additional taxes arose due to: (i) the venture being taxed in certain foreign jurisdictions based on a deemed profit basis, which is a percentage of revenues, rather than on income before income taxes, and (ii) unbenefitted foreign losses of the venture, which are operating losses in certain foreign jurisdictions where there was no current tax benefit and where a deferred tax asset was not recorded due to the uncertainty of its realization.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's capital requirements have principally related to working capital needs, payment of dividends and capital expenditures. These requirements have been met through a combination of commercial paper borrowings and internally generated funds.

    In the six months ended June 30, 2002, net cash inflows from operating activities totaled $226.7 million, a decrease of $18.3 million compared with the six months ended June 30, 2001. This decrease was primarily due to the decrease in net income and a slight increase in working capital.

    Expenditures for capital assets totaled $136.2 million and $136.3 million for the six months ended June 30, 2002 and 2001, respectively. The majority of these expenditures were for rental tools. During the six months ended June 30, 2002 and 2001, the Company received proceeds of $37.1 million and $32.6 million, respectively, from the disposal of assets.

    During the six months ended June 30, 2002, the Company's Oilfield segment acquired three businesses having an aggregate purchase price of $50.8 million, net of cash acquired. As a result of these acquisitions, the Company recorded approximately $30.5 million of goodwill. The purchase prices were allocated based on estimated fair values at the date of acquisition and may be subject to change based on the final determination of the purchase price allocations. In addition, during the six months ended June 30, 2002, the Company invested $12.5 million in Luna Energy, L.L.C. ("Luna Energy"), a venture formed to develop, manufacture, commercialize, sell, market and distribute downhole fiber optic and other sensors for oil and gas exploration, production, transportation and refining applications. The Company has a 40% ownership interest in Luna Energy.

    Total debt outstanding at June 30, 2002 was $1,649.6 million, a decrease of $45.0 million compared with December 31, 2001. Debt was repaid using cash flow from operations, proceeds from the disposal of assets and proceeds from the issuance of common stock. The debt to equity ratio was 0.48 at June 30, 2002 compared with 0.51 at December 31, 2001. The Company's long-term objective is to maintain a debt to equity ratio between 0.40 and 0.60.

    At June 30, 2002, the Company had $1,224.7 million of credit facilities with commercial banks, of which $800.5 million was committed. After September 2002, no draws may be made under the $262.5 million portion of the committed facilities; however, any outstanding balance at September 30, 2002 will convert to a one-year term facility due September 2003. The Company is considering whether it will renew all or a portion of the $262.5 million facilities. The remaining committed facilities of $538.0 million expire in October 2003. There were no direct borrowings under these facilities during the six months ended June 30, 2002; however, to the extent the Company has outstanding commercial paper, available borrowings under the committed credit facilities are reduced. At June 30, 2002 and December 31, 2001, the Company had $50.0 million and $95.0 million in commercial paper outstanding, respectively, with a weighted average interest rate of 1.8% and 2.0%, respectively.

    Cash flow from operations and borrowings from short-term debt and commercial paper are expected to be the principal sources of liquidity in 2002. The Company believes that cash flow from operations, combined with existing credit facilities, will provide the Company with sufficient capital resources and liquidity to manage its operations, meet debt obligations and fund projected capital expenditures. The Company currently expects 2002 capital expenditures to be between $300.0 million and $325.0 million, excluding acquisitions. The expenditures are expected to be used primarily for normal, recurring items necessary to support the growth and operations of the Company.

    There are no provisions in the Company's debt or lease agreements that would accelerate their repayment, require collateral or require material changes in terms due to a reduction in the Company's debt ratings or stock price. Other than normal operating leases, the Company does not have any off-balance sheet financing arrangements such as securitization agreements, liquidity trust vehicles or special purpose entities. As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such financing arrangements.

    The words "believes," "will," "may," "expected" and "expects" are intended to identify Forward-Looking Statements in "Liquidity and Capital Resources". See "Forward-Looking Statements" and "Business Environment" above for a description of risk factors related to these Forward-Looking Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's operations are conducted around the world in a number of different currencies. The majority of the Company's significant foreign subsidiaries have designated the local currency as their functional currency. As such, future earnings are subject to fluctuations due to changes in foreign currency exchange rates when transactions are denominated in currencies other than the subsidiary's respective functional currency. To minimize the need for foreign currency contracts, the Company's goal is to manage its foreign currency exposure by maintaining a minimal consolidated net asset or net liability position in a currency other than the functional currency.

    At June 30, 2002, the Company had entered into foreign currency forward contracts with notional amounts of $15.0 million and $0.3 million to hedge exposure to currency fluctuations in the British Pound Sterling and the Japanese Yen, respectively. These contracts are cash flow hedges. Based on quoted market prices as of June 30, 2002 for contracts with similar terms and maturity dates, the fair value of the contracts was a $0.6 million asset recognized in the consolidated condensed balance sheet.

    The counterparties to the Company's forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the unlikely event that the counterparties fail to meet the terms of a foreign currency contract, the Company's exposure is limited to the foreign currency rate differential.

    Certain borrowings of the Company are denominated in currencies other than its functional currency. At June 30, 2002, these nonfunctional currency borrowings totaled $13.0 million, with exposures between the U.S. Dollar and the Euro, the Saudi Riyal, the Brazilian Real, the Thai Baht and the Singapore Dollar. A 10% depreciation of the U.S. Dollar against any one of these foreign currency borrowings would not have a material adverse effect on the future earnings of the Company.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     The Company was named as a defendant in a number of shareholder class action suits filed by purported shareholders shortly after the Company's December 8, 1999 announcement regarding the accounting issues that the Company discovered at its Baker Hughes INTEQ division. These suits, which sought unspecified monetary damages, were consolidated in the federal district court for the Southern District of Texas pursuant to the Private Securities Litigation Reform Act of 1995. The Company filed Motions to Dismiss in both the shareholder derivative suit and the class action. The federal district court granted the Company's Motions on both actions. No appeal was filed in the shareholder derivative suit, but the class action case was appealed to the U.S. Fifth Circuit Court of Appeals, which upheld the lower court's dismissal in May 2002.

     On September 12, 2001, the Company, without admitting or denying the factual allegations contained in the Order, consented with the U.S. Securities and Exchange Commission (the "SEC") to the entry of an Order making Findings and Imposing a Cease-and-Desist Order (the "Order") for violations of Section 13(b)(2)(A) and Section 13(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Among the findings included in the Order were the following. In 1999, the Company discovered that certain of its officers had authorized an improper $75,000 payment to an Indonesian tax official, after which the Company embarked on a corrective course of conduct, including voluntarily and promptly disclosing the misconduct to the SEC and the Department of Justice (the "DOJ"). In the course of the Company's investigation of the Indonesia matter, the Company learned that it had made payments in the amount of $15,000 and $10,000 in India and Brazil, respectively, to the Company's agents, without taking adequate steps to ensure that none of the payments would be passed on to foreign government officials. The Order found that the foregoing payments violated Section 13(b)(2)(A). The Order also found the Company in violation of Section 13(b)(2)(B) because it did not have a system of internal controls to determine if payments violated the Foreign Corrupt Practices Act ("FCPA"). The FCPA makes it unlawful for U.S. issuers, including the Company, or anyone acting on their behalf, to make improper payments to any foreign official in order to obtain or retain business. In addition, the FCPA establishes accounting control requirements for issuers subject to either the registration or reporting provisions of the Exchange Act. The Company cooperated with the SEC's investigation.

     By the Order, dated September 12, 2001 (previously disclosed by the Company and incorporated by reference in this Current Report as Exhibit 99.1), the Company agreed to cease and desist from committing or causing any violation and any future violation of Section 13(b)(2)(A) and Section 13(b)(2)(B) of the Exchange Act. Such Sections of the Exchange Act require issuers to (x) make and keep books, records, and accounts, which, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the issuer and
(y) devise and maintain a system of internal accounting controls sufficient to provide reasonable assurances that: (i) transactions are executed in accordance with management's general or specific authorization; and (ii) transactions are recorded as necessary: (I) to permit preparation of financial statements in conformity with generally accepted accounting principles or any other criteria applicable to such statements, and (II) to maintain accountability for assets.

     On March 25, 2002, a former employee alleging improper activities relating to Nigeria filed a civil complaint against the Company in the 281st District Court in Harris County, Texas, seeking backpay and damages, including future lost wages. On August 2, 2002, the same former employee filed substantially the same complaint against the Company in the federal district court for the Southern District of Texas. Discovery in the civil suits is in the preliminary stages.

     On March 29, 2002, the Company announced that it had been advised that the SEC and the DOJ are conducting investigations into allegations of violations of law relating to Nigeria and other related matters. The SEC has issued a formal order of investigation into possible violations of provisions under the FCPA regarding anti-bribery, books and records and internal controls, and the DOJ has asked to interview current and former employees. Prior to the filing of the complaint, the Company had independently initiated an investigation regarding its operations in Nigeria, which is ongoing. The Company is providing documents to and cooperating fully with the SEC and the DOJ.

     The Company's ongoing internal investigation has identified apparent deficiencies with respect to certain operations in Nigeria, including in its books and records and internal controls, which may result in additional liabilities to governmental authorities in Nigeria. While the investigation is continuing, based upon current information, the Company does not expect that any such potential liabilities will have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The information concerning the matters submitted to a vote of the stockholders and the voting results from the Company's Annual Meeting of Stockholders held on April 24, 2002 was previously reported in response to Item 4 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

ITEM 5. OTHER INFORMATION

    On August 14, 2002, in connection with the filing of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, each of the Chief Executive Officer, Michael E. Wiley, and the Chief Financial Officer, G. Stephen Finley, submitted to the SEC written statements under oath pursuant to the SEC's Order No. 4-460 and a joint written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A copy of each of these statements is attached hereto as an Exhibit 99.2, 99.3 and 99.4.

    In conjunction with the SEC's announced plans to review public disclosure filings, the Company received and responded to comments from the SEC regarding its Annual Report on Form 10-K for the year ended December 31, 2001 and its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. The Company believes that neither of such Reports contains an untrue statement of a material fact or omits to state a material fact necessary to make the statements therein, in light of the circumstances under which they were made, not misleading as of the end of the period covered by such Reports. These matters are subject to interpretation and the SEC may have additional comments after reviewing the Company's responses.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

    3.1 - Restated Certificate of Incorporation of Baker Hughes Incorporated filed on July 26, 2002.

    3.2 - Bylaws (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

    4.1 - Restated Certificate of Incorporation of Baker Hughes Incorporated filed on July 26, 2002 (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

    4.2 - Bylaws (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

    99.1 - Administrative Proceeding, File No. 3-10572, dated September 12, 2001, as issued by the Securities and Exchange Commission (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 12,
         2001).

    99.2 - Statement Under Oath of Michael E. Wiley, Chief Executive Officer, dated August 14, 2002, pursuant to the Securities and Exchange Commission Order No. 4-460.

    99.3 - Statement Under Oath of G. Stephen Finley, Chief Financial Officer, dated August 14, 2002, pursuant to the Securities and Exchange Commission Order No. 4-460.

    99.4 - Statement of Michael E. Wiley, Chief Executive Officer, and G. Stephen Finley, Chief Financial Officer, dated August 14, 2002 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                                    BAKER HUGHES INCORPORATED
                                    (REGISTRANT)


Date:  August 14, 2002          By:  /s/G. STEPHEN FINLEY
                                --------------------------------------------
                                    Sr. Vice President - Finance and
                                    Administration and Chief Financial Officer


Date:  August 14, 2002          By:  /s/ALAN J. KEIFER
                                --------------------------------------------
                                    Vice President and Controller

                                 EXHIBIT INDEX

   Exhibit
   Number                              Description
   -------                             -----------
    3.1 - Restated Certificate of Incorporation of Baker Hughes Incorporated
         filed on July 26, 2002.

    3.2 - Bylaws (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

    4.1 - Restated Certificate of Incorporation of Baker Hughes Incorporated filed on July 26, 2002 (filed as Exhibit 3.1 to the Quarterly Report on
         Form 10-Q for the quarterly period ended June 30, 2002).

    4.2 - Bylaws (filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002).

    99.1 - Administrative Proceeding, File No. 3-10572, dated September 12,
         2001, as issued by the Securities and Exchange Commission (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 12,
         2001).

    99.2 - Statement Under Oath of Michael E. Wiley, Chief Executive Officer, dated August 14, 2002, pursuant to the Securities and Exchange
         Commission Order No. 4-460.

    99.3 - Statement Under Oath of G. Stephen Finley, Chief Financial Officer, dated August 14, 2002, pursuant to the Securities and Exchange
         Commission Order No. 4-460.

    99.4 - Statement of Michael E. Wiley, Chief Executive Officer, and G. Stephen
         Finley, Chief Financial Officer, dated August 14, 2002 pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.