Form 10-Q
period 2002-09-30
BAKER HUGHES INC
filed 2002-11-14
CIK 808362

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2002

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

Class                                         Outstanding at November 1, 2002
Common Stock, $1.00 par value per share                   335,688,629, shares

                                      INDEX

                                                                                                                          PAGE NO.
                                                                                                                          --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Statements of Operations - Three months and nine months ended
         September 30, 2002 and 2001                                                                                         2

         Consolidated Condensed Balance Sheets - September 30, 2002 and December 31, 2001                                    3

         Consolidated Condensed Statements of Cash Flows - Nine months ended
         September 30, 2002 and 2001                                                                                         4

         Notes to Consolidated Condensed Financial Statements                                                                5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                                                      13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                         24

Item 4.  Controls and Procedures                                                                                            24

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                                                   25

Item 2. Changes in Securities and Use of Proceeds                                                                           26

Item 3. Defaults Upon Senior Securities                                                                                     26

Item 4. Submission of Matters to a Vote of Security Holders                                                                 26

Item 5. Other Information                                                                                                   26

Item 6. Exhibits and Reports on Form 8-K                                                                                    26

Signatures                                                                                                                  27

Certifications                                                                                                              28

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                           BAKER HUGHES INCORPORATED
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In millions, except per share amounts)
                                  (Unaudited)

                                                                  Three Months Ended                     Nine Months Ended
                                                                     September 30,                         September 30,
                                                           --------------------------------      ---------------------------------
                                                               2002                 2001             2002                 2001
==================================================================================================================================
Revenues                                                   $   1,288.1          $   1,384.4      $   3,762.7           $   3,872.6
----------------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
  Cost of revenues                                               915.7                967.9          2,709.8               2,752.9
  Selling, general and administrative                            214.7                205.3            637.8                 589.1
  Restructuring charge                                               -                    -             (1.9)                  6.0
  Gain on disposal of assets                                         -                 (3.4)               -                  (2.4)
----------------------------------------------------------------------------------------------------------------------------------
    Total                                                      1,130.4              1,169.8          3,345.7               3,345.6
----------------------------------------------------------------------------------------------------------------------------------

Operating income                                                 157.7                214.6            417.0                 527.0
Equity in income of affiliates                                     1.5                 19.6             20.5                  38.9
Interest expense                                                 (27.2)               (30.4)           (83.0)                (96.7)
Interest income                                                    1.5                  1.0              3.8                   2.8
----------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations before income taxes            133.5                204.8            358.3                 472.0
Income taxes                                                     (46.0)               (68.4)          (123.6)               (158.2)
----------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations                                 87.5                136.4            234.7                 313.8
Income (loss) from discontinued operations, net of tax           (22.8)                 0.7            (21.8)                 (1.1)
----------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary loss and cumulative effect of
  accounting change                                               64.7                137.1            212.9                 312.7
Extraordinary loss, net of tax                                       -                    -                -                  (1.5)
Cumulative effect of accounting change, net of tax                   -                    -            (42.5)                  0.8
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                 $      64.7          $     137.1      $     170.4           $     312.0
==================================================================================================================================

Basic earnings per share:
  Income from continuing operations                        $      0.26          $      0.41      $      0.70           $      0.93
  Income (loss) from discontinued operations                     (0.07)                   -            (0.06)                    -
  Extraordinary loss                                                 -                    -                -                     -
  Cumulative effect of accounting change                             -                    -            (0.13)                    -
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                 $      0.19          $      0.41      $      0.51           $      0.93
==================================================================================================================================

Diluted earnings per share:
  Income from continuing operations                        $      0.26          $      0.41      $      0.69           $      0.92
  Income (loss) from discontinued operations                     (0.07)                   -            (0.06)                    -
  Extraordinary loss                                                 -                    -                -                     -
  Cumulative effect of accounting change                             -                    -            (0.13)                    -
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                 $      0.19          $      0.41      $      0.50           $      0.92
==================================================================================================================================

Cash dividends per share                                   $     0.115          $     0.115      $     0.345           $     0.345
==================================================================================================================================

     See accompanying notes to consolidated condensed financial statements.

                           BAKER HUGHES INCORPORATED
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In millions)

                                                                                        September 30,
                                                                                            2002                   December 31,
                                                                                         (Unaudited)                   2001
===============================================================================================================================
ASSETS
Current Assets:
  Cash and cash equivalents                                                             $       81.6               $       45.4
  Accounts receivable, net                                                                   1,204.3                    1,302.3
  Inventories                                                                                1,047.1                    1,032.8
  Other current assets                                                                         222.9                      236.5
  Assets of discontinued operations                                                             94.3                      118.6
-------------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                     2,650.2                    2,735.6
-------------------------------------------------------------------------------------------------------------------------------

Investment in affiliates                                                                       956.8                      929.0
Property, net                                                                                1,363.0                    1,362.5
Goodwill                                                                                     1,229.1                    1,248.3
Intangible assets, net                                                                         133.4                      136.5
Other assets                                                                                   250.3                      264.3
-------------------------------------------------------------------------------------------------------------------------------
    Total assets                                                                        $    6,582.8               $    6,676.2
===============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                      $      531.0               $      540.5
  Short-term borrowings and current portion of long-term debt                                  101.8                       12.2
  Accrued employee compensation                                                                243.6                      312.4
  Other current liabilities                                                                    325.4                      297.2
  Liabilities of discontinued operations                                                        42.1                       50.4
-------------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                1,243.9                    1,212.7
-------------------------------------------------------------------------------------------------------------------------------

Long-term debt                                                                               1,446.3                    1,682.4
Deferred income taxes                                                                          178.7                      210.3
Other long-term liabilities                                                                    264.1                      243.0

Stockholders' equity:
  Common stock                                                                                 336.1                      336.0
  Capital in excess of par value                                                             3,120.0                    3,119.3
  Retained earnings                                                                            236.3                      182.3
  Accumulated other comprehensive loss                                                        (242.6)                    (309.8)
-------------------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                               3,449.8                    3,327.8
-------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity                                          $    6,582.8               $    6,676.2
===============================================================================================================================

     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                                               Nine Months Ended September 30,
                                                                                           --------------------------------------
                                                                                               2002                       2001
=================================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                                                          $     192.2                $     313.1
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
  Depreciation, depletion and amortization                                                       237.1                      248.0
  Provision for deferred income taxes                                                              3.2                       60.9
  Loss on extinguishment of debt                                                                     -                        2.3
  Cumulative effect of accounting change                                                          42.5                        0.8
  Gain on disposal of assets                                                                     (42.7)                     (21.1)
  Equity in income of affiliates                                                                 (20.5)                     (38.9)
  Change in accounts receivable                                                                  128.1                     (102.6)
  Change in inventories                                                                           11.4                     (181.7)
  Change in accounts payable                                                                     (42.4)                     112.5
  Change in accrued employee compensation and other current liabilities                          (59.6)                      90.0
  Change in other long-term liabilities                                                            6.8                      (13.4)
  Changes in other assets and liabilities                                                         46.8                      (17.5)
---------------------------------------------------------------------------------------------------------------------------------
Net cash flows from continuing operations                                                        502.9                      452.4
Net cash flows from discontinued operations                                                        2.6                        4.5
---------------------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities                                                         505.5                      456.9
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for capital assets                                                               (210.8)                    (203.6)
  Acquisition of businesses, net of cash acquired                                                (39.7)                         -
  Investment in affiliate                                                                        (15.0)                         -
  Proceeds from disposal of assets                                                                63.1                       55.9
---------------------------------------------------------------------------------------------------------------------------------
Net cash flows from continuing operations                                                       (202.4)                    (147.7)
Net cash flows from discontinued operations                                                       (0.8)                      (1.1)
---------------------------------------------------------------------------------------------------------------------------------
Net cash flows from investing activities                                                        (203.2)                    (148.8)
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) of commercial paper and other short-term debt                     (161.6)                      72.1
  Repayment of indebtedness                                                                          -                     (301.8)
  Proceeds from termination of interest rate swap agreements                                      15.8                          -
  Proceeds from issuance of common stock                                                          26.0                       45.1
  Repurchase of common stock                                                                     (25.8)                         -
  Dividends                                                                                     (116.4)                    (115.7)
---------------------------------------------------------------------------------------------------------------------------------
Net cash flows from continuing operations                                                       (262.0)                    (300.3)
Net cash flows from discontinued operations                                                          -                          -
---------------------------------------------------------------------------------------------------------------------------------
Net cash flows from financing activities                                                        (262.0)                    (300.3)
---------------------------------------------------------------------------------------------------------------------------------

Effect of foreign exchange rate changes on cash                                                   (4.1)                      (5.2)
---------------------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                             36.2                        2.6
Cash and cash equivalents, beginning of period                                                    45.4                       34.6
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                   $      81.6                $      37.2
=================================================================================================================================

Income taxes paid                                                                          $      82.0                $      63.2
Interest paid                                                                              $      88.7                $      98.6

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

         In July 2002, the Company signed a letter of intent for the sale of EIMCO Process Equipment ("EIMCO"), a division of the Process segment. The Company subsequently sold EIMCO in November 2002. Accordingly, all prior period consolidated condensed financial statements and related notes thereto have been restated to present the operations of EIMCO as a discontinued operation.

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

                           BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2. DISCONTINUED OPERATIONS AND SUBSEQUENT EVENT

         In November, the Company sold EIMCO, a division of the Process segment and received total proceeds of $48.9 million, of which $4.9 million is held in escrow pending completion of final adjustments of the purchase price. The Company has restated the consolidated condensed financial statements for all prior periods to present the operations of EIMCO as a discontinued operation. Summarized financial information from the operations of EIMCO is as follows:

                                                                Three Months Ended                    Nine Months Ended
                                                                   September 30,                        September 30,
                                                         --------------------------------     --------------------------------
                                                            2002                 2001            2002                 2001
==============================================================================================================================
Revenues                                                 $      36.1          $      51.6     $     124.2          $     133.9
==============================================================================================================================

Income (loss) before income taxes                        $      (2.4)         $       1.1     $      (0.8)         $      (1.6)
Income tax benefit (provision)                                   0.8                 (0.4)            0.2                  0.5
------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations of EIMCO                          (1.6)                 0.7            (0.6)                (1.1)
Loss on disposal:
  Loss on write-down to fair value, net of
    income taxes of $0.5 million                                (0.9)                   -            (0.9)                   -
  Recognition of cumulative foreign currency
    translation adjustments in earnings                        (20.3)                   -           (20.3)                   -
------------------------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations               $     (22.8)         $       0.7     $     (21.8)         $      (1.1)
==============================================================================================================================

         Assets and liabilities of discontinued operations are as follows:

                                                                          September 30,        December 31,
                                                                              2002                 2001
===========================================================================================================
Accounts receivable, net                                                  $       53.2         $       63.0
Inventories                                                                       18.3                 17.0
Other current assets                                                               0.5                  0.2
Property, net                                                                      5.6                  8.8
Intangible assets, net                                                            16.7                 29.6
-----------------------------------------------------------------------------------------------------------
  Assets of discontinued operations                                       $       94.3         $      118.6
===========================================================================================================

Accounts payable                                                          $       25.7         $       32.5
Accrued employee compensation                                                      5.8                  6.3
Other current liabilities                                                         10.3                 11.2
Other long-term liabilities                                                        0.3                  0.4
-----------------------------------------------------------------------------------------------------------
  Liabilities of discontinued operations                                  $       42.1         $       50.4
===========================================================================================================

NOTE 3. ACQUISITIONS

         In the first quarter of 2002, the Company acquired three businesses within its Oilfield segment having an aggregate purchase price of $51.7 million, net of cash acquired. As a result of these acquisitions, the Company recorded approximately $31.3 million of goodwill. The purchase prices were allocated based on estimated fair values at the date of acquisition and may be subject to change based on the final determination of the purchase price allocations. Pro forma results of operations have not been presented because the effects of these acquisitions were not material to the Company's consolidated financial statements on either an individual or aggregate basis.

                           BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4. COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to owners. The components of the Company's comprehensive income (loss), net of related tax, are as follows:

                                                              Three Months Ended           Nine Months Ended
                                                                 September 30,               September 30,
                                                           -----------------------     -----------------------
                                                              2002           2001         2002          2001
==============================================================================================================
Net income                                                 $   64.7       $  137.1     $  170.4       $  312.0
Other comprehensive income (loss):
  Foreign currency translation adjustments:
    Translation adjustments during period                      35.2           16.1         87.5          (23.2)
    Reclassifications included in net income due              (20.3)             -        (20.3)             -
       to sale of EIMCO
  Adoption of derivative accounting standard                      -              -            -            1.2
  Loss on derivative instruments                                  -              -            -           (1.2)
--------------------------------------------------------------------------------------------------------------
    Total comprehensive income                             $   79.6       $  153.2     $  237.6       $  288.8
==============================================================================================================

Total accumulated other comprehensive loss consisted of the following:

                                                                          September 30,       December 31,
                                                                              2002                2001
==========================================================================================================
Foreign currency translation adjustments                                  $     (230.4)       $     (297.6)
Pension adjustment                                                               (12.2)              (12.2)
----------------------------------------------------------------------------------------------------------
  Total accumulated other comprehensive loss                              $     (242.6)       $     (309.8)
==========================================================================================================

NOTE 5. FINANCIAL INSTRUMENTS

         The Company had two interest rate swap agreements that had been designated and had qualified as fair value hedging instruments. During the quarter ended September 30, 2002, the Company terminated the two agreements and received payments totaling $15.8 million upon cancellation. The gains of $4.8 million and $11.0 million on the agreements will be amortized as a reduction of interest expense over the remaining lives of the underlying debts, which mature in June 2004 and January 2009, respectively.

         At September 30, 2002, the Company had entered into two crude oil contracts to mitigate price risk associated with production from the Company's interest in an oil producing property in West Africa. The fair value of the contracts at September 30, 2002, was a liability of $0.4 million recognized in the consolidated condensed balance sheet.

         At September 30, 2002, the Company had entered into foreign currency forward contracts with notional amounts of $15.0 million and $0.3 million to hedge exposure to currency fluctuations in the British Pound Sterling and Japanese Yen, respectively. These contracts are cash flow hedges. Based on quoted market prices as of September 30, 2002 for contracts with similar terms and maturity dates, the fair value of the contracts was a $0.3 million asset recognized in the consolidated condensed balance sheet.

                           BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6. RESTRUCTURING CHARGE

         In 2001, the Company initiated a restructuring of its German operations of BIRD Machine, a division of the Process segment. The restructuring consisted of downsizing its German operations from a full manufacturing facility to an assembly and repair facility. As a result, the Company recorded a charge of $6.0 million relating to severance for approximately 100 employees. The employee groups that were terminated were comprised of engineering, field service and support personnel. The amount accrued for severance was based upon the positions eliminated and the Company's specific or statutory severance plans in place for these operations and did not include any portion of the employees' salary through their severance dates. The Company terminated 67 employees and paid $4.1 million of accrued severance. The remaining accrual of $1.9 million was reversed during the second quarter of 2002 due to unanticipated voluntary terminations and more favorable separation payments than had been originally estimated.

NOTE 7. EXTRAORDINARY LOSS

         On May 28, 2001, the Company redeemed its outstanding Liquid Yield Options Notes at a redemption price of $786.13 per $1,000 principal amount, for a total of $301.8 million. The redemption was funded through the issuance of commercial paper. In connection with the early extinguishment of debt, the Company recorded an extraordinary loss of $2.3 million ($1.5 million after tax), which represents the write-off of the remaining debt issuance costs.

NOTE 8. EARNINGS PER SHARE

         A reconciliation of the number of shares used for the basic and diluted earnings per share ("EPS") calculation is as follows:

                                                                  Three Months Ended      Nine Months Ended
                                                                    September 30,           September 30,
                                                                  ------------------     ------------------
                                                                    2002        2001      2002       2001
===========================================================================================================
Weighted average common shares outstanding for                     337.3       335.8     337.1       335.5
  basic EPS
Effect of dilutive securities - stock plans                          0.8         1.5       1.2         2.0
-----------------------------------------------------------------------------------------------------------
Adjusted weighted average common shares outstanding for            338.1       337.3     338.3       337.5
  diluted EPS
===========================================================================================================

Shares excluded from diluted EPS:
  Options with option price greater than market price                6.1         5.1       5.0         4.6
===========================================================================================================

NOTE 9. INVENTORIES

         Inventories are comprised of the following:

                                               September 30,        December 31,
                                                    2002               2001
================================================================================
Finished goods                                 $    838.4            $    847.0
Work in process                                     102.2                  74.9
Raw materials                                       106.5                 110.9
-------------------------------------------------------------------------------
  Total                                        $  1,047.1            $  1,032.8
===============================================================================

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. GOODWILL AND INTANGIBLE ASSETS

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

         The goodwill in both of the operating divisions of the Company's Process segment - EIMCO and BIRD Machine - was determined to be impaired using a combination of a market value and discounted cash flows approach to estimate fair value. Accordingly, the Company recognized transitional impairment losses of $33.6 million, net of income taxes of $17.2 million, for BIRD Machine and $8.9 million, net of income taxes of $3.2 million, for EIMCO. The transitional impairment losses were recorded in the first quarter of 2002 as the cumulative effect of accounting change in the consolidated condensed statements of operations.

         The changes in the carrying amount of goodwill (net of accumulated amortization) for the nine months ended September 30, 2002 are as follows:

                                                      Oilfield        Process          Total
===============================================================================================
Balance as of December 31, 2001                      $  1,197.5      $     50.8      $  1,248.3
Goodwill acquired during the period                        31.3               -            31.3
Transitional impairment loss                                  -           (50.8)          (50.8)
Translation adjustments and other                           0.3               -             0.3
-----------------------------------------------------------------------------------------------
Balance as of September 30, 2002                     $  1,229.1      $        -      $  1,229.1
===============================================================================================

         Intangible assets, which continue to be amortized, are comprised of the following:

                                           September 30, 2002                                   December 31, 2001
                               --------------------------------------------    --------------------------------------------
                                 Gross                                           Gross
                                Carrying       Accumulated                      Carrying       Accumulated
                                 Amount        Amortization           Net        Amount        Amortization          Net
===========================================================================================================================
Technology-based               $   164.1        $   (35.1)        $   129.0    $   164.1        $   (30.3)        $   133.8
Marketing-related                    5.7             (4.7)              1.0          5.8             (4.6)              1.2
Contract-based                       9.4             (6.9)              2.5          7.2             (6.4)              0.8
Other                                3.5             (2.6)              0.9          3.1             (2.4)              0.7
---------------------------------------------------------------------------------------------------------------------------
  Total                        $   182.7        $   (49.3)        $   133.4    $   180.2        $   (43.7)        $   136.5
===========================================================================================================================

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

                            BAKER HUGHES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(CONTINUED)

         Amortization expense for intangible assets for the three months and nine months ended September 30, 2002 was $2.9 million and $7.2 million, respectively, and is estimated to be $10.3 million for fiscal year 2002. Estimated amortization expense for each of the subsequent four fiscal years is expected to be within the range of $11.2 million to $12.5 million.

         In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and goodwill associated with equity method investments effective January 1, 2002. The pro forma results of operations of the Company, giving effect to SFAS No. 142 as if it were adopted on January 1, 2001, are as follows:

                                                            Three Months Ended                  Nine Months Ended
                                                              September 30,                        September 30,
                                                         -------------------------           ---------------------------
                                                          2002              2001               2002               2001
========================================================================================================================
Net income:
  As reported                                            $  64.7          $  137.1           $  170.4          $  312.0
  Goodwill amortization                                        -              11.0                  -              33.3
  Transitional impairment loss                                 -                 -               42.5                 -
------------------------------------------------------------------------------------------------------------------------
  As adjusted                                            $  64.7          $  148.1           $  212.9          $  345.3
========================================================================================================================

Basic earnings per share:
  As reported                                            $  0.19          $   0.41           $   0.51          $   0.93
  Goodwill amortization                                        -              0.03                  -              0.10
  Transitional impairment loss                                 -                 -               0.13                 -
------------------------------------------------------------------------------------------------------------------------
  As adjusted                                            $  0.19          $   0.44           $   0.64          $   1.03
========================================================================================================================

Diluted earnings per share:
  As reported                                            $  0.19          $   0.41           $   0.50          $   0.92
  Goodwill amortization                                        -              0.03                  -              0.10
  Transitional impairment loss                                 -                 -               0.13                 -
------------------------------------------------------------------------------------------------------------------------
  As adjusted                                            $  0.19          $   0.44           $   0.63          $   1.02
========================================================================================================================

NOTE 11. SEGMENT AND RELATED INFORMATION

         The Company currently has seven operating divisions that have separate management teams and are engaged in the oilfield services and continuous process industries. The divisions have been aggregated into two reportable segments, "Oilfield" and "Process". The consolidated results for these segments are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

         The Oilfield segment consists of six operating divisions - Baker Atlas, Baker Hughes INTEQ, Baker Oil Tools, Baker Petrolite, Centrilift and Hughes Christensen. They have been aggregated into one reportable segment because they have similar economic characteristics and because the long-term financial performance of these divisions is affected by similar economic conditions. These six operating divisions manufacture and sell products and provide services used in the oil and gas exploration industry, including drilling, completion, production and maintenance of oil and gas wells, and in reservoir measurement and evaluation, and operate in the same markets and have substantially the same customers. The principal markets for this segment include all major oil and gas producing regions of the world, including North America, Latin America, Europe, Africa, the Middle East and the Far East. Customers include major multi-national, independent and national or state-owned oil companies. The Oilfield segment also includes the Company's interest in an oil and gas property in West Africa and its investment in the WesternGeco seismic venture.

                            BAKER HUGHES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(CONTINUED)

         The Process segment currently consists of the BIRD Machine division and the Company's investment in the Petreco venture. BIRD Machine manufactures and sells a broad range of continuous and batch centrifuges and specialty filters for separating, dewatering or classifying process and waste streams. The principal markets for this segment include all regions of the world where there are significant industrial, municipal and chemical wastewater applications. Customers include municipalities, contractors, pharmaceuticals and industrial companies.

         The Company evaluates the performance of its segments based on income before income taxes, accounting changes, restructuring charges and interest income and expense. Intersegment sales and transfers are not significant.

         Summarized financial information is shown in the following table. The "Other" column includes corporate-related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments. The "Other" column also includes assets of discontinued operations.

                                                 Oilfield          Process            Other              Total
===================================================================================================================
Revenues
-------------------------------------------------------------------------------------------------------------------
Three months ended September 30, 2002           $  1,259.0        $   29.1           $       -          $   1,288.1
Three months ended September 30, 2001           $  1,348.8        $   35.6           $       -          $   1,384.4

Nine months ended September 30, 2002            $  3,673.4        $   89.3           $       -          $   3,762.7
Nine months ended September 30, 2001            $  3,762.8        $  109.8           $       -          $   3,872.6

Segment profit (loss)
-------------------------------------------------------------------------------------------------------------------
Three months ended September 30, 2002           $    197.1        $   (3.4)          $   (60.2)         $     133.5
Three months ended September 30, 2001           $    263.2        $   (3.7)          $   (54.7)         $     204.8

Nine months ended September 30, 2002            $    549.1        $   (7.7)          $  (183.1)         $     358.3
Nine months ended September 30, 2001            $    669.8        $   (8.3)          $  (189.5)         $     472.0

Total assets
-------------------------------------------------------------------------------------------------------------------
As of September 30, 2002                        $  5,832.5        $  146.7           $   603.6          $   6,582.8
As of December 31, 2001                         $  5,807.6        $  177.4           $   691.2          $   6,676.2

         The following table presents the details of "Other" segment loss:

                                                      Three Months Ended                       Nine Months Ended
                                                         September 30,                           September 30,
                                                ----------------------------            ------------------------------
                                                   2002                2001                2002                2001
======================================================================================================================
Corporate expenses                              $  (34.5)           $  (28.7)           $  (105.8)           $   (92.0)
Interest, net                                      (25.7)              (29.4)               (79.2)               (93.9)
Restructuring charge                                   -                   -                  1.9                 (6.0)
Gain on disposal of assets                             -                 3.4                    -                  2.4
----------------------------------------------------------------------------------------------------------------------
  Total                                         $  (60.2)           $  (54.7)           $  (183.1)           $  (189.5)
======================================================================================================================

                            BAKER HUGHES INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS(CONTINUED)

NOTE 12. NEW ACCOUNTING STANDARDS

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

FORWARD-LOOKING STATEMENTS

         MD&A and certain statements in the Notes to Consolidated Condensed Financial Statements include forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (each a "Forward-Looking Statement"). The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "forecasts," "will," "could," "may," "suggest," "likely" and similar expressions, and the negative thereof, are intended to identify forward-looking statements. Baker Hughes' expectations about its business outlook, customer spending, oil and gas prices and the business environment for the Company and the industry in general are only its forecasts regarding these matters. These forecasts may be substantially different from actual results, which are affected by the following risk factors: the level of petroleum industry exploration and production expenditures; drilling rig and oil and gas industry manpower and equipment availability; the Company's ability to implement and effect price increases for its products and services; the Company's ability to control its costs; the availability of sufficient manufacturing capacity and subcontracting capacity at forecasted costs to meet the Company's revenue goals; the ability of the Company to introduce new technology on its forecasted schedule and at its forecasted cost; the ability of the Company's competitors to capture market share; world economic conditions; the price of, and the demand for, crude oil and natural gas; drilling activity; weather; the legislative and regulatory environment in the United States and other countries in which the Company operates; Organization of Petroleum Exporting Countries ("OPEC") policy; war or extended period of conflict involving the United States, the Middle East and other major petroleum-producing or consuming regions; acts of war or terrorism; the development of technology that lowers overall finding and development costs; new laws and regulations, that could have a significant impact on the future operations and conduct of all businesses; labor-related actions, including strikes, slowdowns and facility occupations; the condition of the capital and equity markets; and the timing of any of the foregoing. See "Business Environment" for a more detailed discussion of certain of these risk factors.

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

DISCONTINUED OPERATIONS AND SUBSEQUENT EVENT

         In November 2002, the Company sold EIMCO, a division of the Process segment and received total proceeds of $48.9 million, of which $4.9 million is held in escrow pending completion of final adjustments of the purchase price. The Company has restated the consolidated condensed financial statements and related notes thereto for all prior periods presented to reflect the operations of EIMCO as a discontinued operation. Summarized financial information from the operations of EIMCO is as follows:

                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                   September 30,
                                                       -----------------------       ------------------------
                                                          2002           2001           2002           2001
=============================================================================================================
Revenues                                               $   36.1        $  51.6       $  124.2        $  133.9
=============================================================================================================
Income (loss) before income taxes                      $   (2.4)       $   1.1       $   (0.8)       $   (1.6)
Income tax benefit (provision)                              0.8           (0.4)           0.2             0.5
-------------------------------------------------------------------------------------------------------------
Income (loss) from operations of EIMCO                     (1.6)           0.7           (0.6)           (1.1)
Loss on disposal:
  Loss on write-down to fair value, net of
    income taxes of $0.5 million                           (0.9)             -           (0.9)              -
  Recognition of cumulative foreign currency
    translation adjustments in earnings                   (20.3)             -          (20.3)              -
-------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations             $  (22.8)       $   0.7       $  (21.8)       $   (1.1)
=============================================================================================================

BUSINESS ENVIRONMENT

         The Company currently has seven operating divisions each with separate management teams that are engaged in the oilfield services and continuous process industries. The divisions have been aggregated into two reportable segments - "Oilfield" and "Process".

         The Oilfield segment consists of six operating divisions - Baker Atlas, Baker Hughes INTEQ, Baker Oil Tools, Baker Petrolite, Centrilift and Hughes Christensen - that manufacture and sell products and provide services used in the oil and gas exploration industry, including drilling, completion, production and maintenance of oil and gas wells, and in reservoir measurement and evaluation. The Oilfield segment also includes the Company's interest in an oil and gas property in West Africa and its investment in WesternGeco. For the nine months ended September 30, 2002, revenues from the Oilfield segment accounted for 97.6% of total revenues.

         The Process segment currently consists of the BIRD Machine division and the Company's investment in the Petreco venture. BIRD Machine manufactures and sells a broad range of continuous and batch centrifuges and specialty filters for separating, dewatering or classifying process and waste streams.

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

         Key risk factors currently influencing the worldwide crude oil and gas markets are:

         Production control - the degree to which individual OPEC nations and other large oil and gas producing countries, including, but not limited to, Mexico, Norway and Russia, are willing and able to control production and exports of crude oil to reduce supply and support their targeted oil price while meeting their market share objectives.

         Global economic growth - particularly the impact of the U.S. and Western European economies and the economic activity in Japan, China, South Korea and the developing areas of Asia where the correlation between energy demand and economic growth is strong. An important factor in the global economic growth in 2003 will be the strength and timing of the U.S. economic recovery.

         Oil and gas storage inventories - relative to historic levels. Inventory levels offer a measure of the balance between supply and demand.

         - U.S. natural gas inventory levels are measured by the U.S. Department of Energy. At the beginning of the summer 2002 injection season, inventory levels were significantly above historic normal levels and significantly above the levels measured in the prior year. The year over year surplus declined significantly during the 2002 summer injection season as production declined due to lower drilling activity that has not been sufficient to maintain production. The decline in drilling activity and natural gas production suggests that the year over year storage surplus is likely to become a deficit in the fourth quarter, assuming normal winter temperatures.

         - U.S. inventories of crude oil, residual fuel oil and motor gasoline have declined since mid-July 2002 and are approaching the bottom of the 5-year historic range. Falling inventories are indicative of a tightening supply-demand balance for oil.

         Ability to produce natural gas - the amount of natural gas that can be produced is a function of the number of new wells drilled, completed and connected to pipelines as well as the rate of reservoir depletion. Advanced technologies, such as horizontal drilling, result in improved total recovery but also result in a more rapid production decline.

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

         Possible supply disruptions - from key oil exporting countries, including, but not limited to, Iraq, Saudi Arabia and other Middle Eastern countries and Venezuela, due to political instability or military activity. In addition, adverse weather such as hurricanes could impact production facilities, causing supply disruptions.

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

                                                           Three Months Ended                       Nine Months Ended
                                                             September 30,                            September 30,
                                                     ----------------------------            ----------------------------
                                                       2002                2001                 2002              2001
=========================================================================================================================
West Texas Intermediate Crude ($/bbl)                $   28.30          $   27.07            $   25.46          $   27.92
U.S. Spot Natural Gas ($/MMBtu)                           3.20               2.69                 3.05               4.43

Oil prices averaged $28.30/bbl for the three months ended September 30, 2002, ranging from a low of $26.07/bbl to a high of $30.77/bbl. Oil prices rose steadily throughout the quarter even though concerns about supply disruptions due to possible military action in Iraq lessened near the end of the quarter. A tightening of U.S. crude oil inventories served to keep oil prices firm, even with the reduced concerns over supply disruptions. Rising prices were tempered somewhat by continued concern regarding the timing of a recovery in the U.S. and world economies and a corresponding increase in global oil demand.

         During the three months ended September 30, 2002, U.S. natural gas prices averaged $3.20/MMBtu. Prices ranged from a low of $2.73/MMBtu to a high of $4.07/MMBtu. The rise in natural gas prices during the quarter was driven by concerns about possible supply disruptions in the Gulf of Mexico due to Tropical Storm Isidore and Hurricane Lili and improving market fundamentals. The year over year gas storage surplus continued its decline from a December 2001 peak of
1.4 trillion cubic feet to just under 0.12 trillion cubic feet at September 30, 2002, driven primarily by accelerating declines in gas production. Expectations of a recovery in gas demand driven by an improving U.S. economy and a return to normal weather, combined with further production declines resulting from lower rig activity, have fueled expectations that the supply/demand balance will tighten further during the 2002/2003 winter.

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

                                                               Three Months Ended                     Nine Months Ended
                                                                 September 30,                          September 30,
                                                           -------------------------               -----------------------
                                                            2002               2001                2002              2001
==========================================================================================================================
U.S. - Land                                                  740               1,093                 712             1,046
U.S. - Offshore                                              112                 149                 113               161
Canada                                                       249                 323                 257               363
--------------------------------------------------------------------------------------------------------------------------
  North America                                            1,101               1,565               1,082             1,570
--------------------------------------------------------------------------------------------------------------------------
Latin America                                                204                 264                 211               265
North Sea                                                     46                  57                  52                55
Other Europe                                                  34                  39                  37                38
Africa                                                        59                  53                  57                54
Middle East                                                  203                 186                 198               177
Asia Pacific                                                 172                 158                 169               155
--------------------------------------------------------------------------------------------------------------------------
  Outside North America                                      718                 757                 724               744
--------------------------------------------------------------------------------------------------------------------------
Worldwide                                                  1,819               2,322               1,806             2,314
==========================================================================================================================

U.S. Workover Rigs                                         1,023               1,227               1,003             1,233
==========================================================================================================================

INDUSTRY OUTLOOK

         Caution is advised that the factors described above in "Forward Looking Statements" and "Business Environment" could negatively impact the Company's expectations for oil and gas demand, oil and gas prices and drilling activity.

         Oil - Oil prices are expected to average between $25/bbl and $30/bbl for the remainder of 2002. In 2003, prices could trade in a much broader range depending on the pace of worldwide economic activity, the willingness and the ability of OPEC nations and other key nations to control production, and the nature, duration and outcome of any potential military action in Iraq.

         North America Natural Gas - U.S. natural gas prices are expected to average between $3.80/MMBtu and $4.15/MMBtu for the remainder of 2002. In 2003, prices are expected to trade between $3.50/MMBtu and $4.40/MMBtu. Natural gas could trade at the top of this range in 2003 if the U.S. economy, particularly the industrial sector, exhibits growth and if lower customer spending in 2002 results in further natural gas production declines. Prices could move to the bottom of this range if the U.S. economic recovery is delayed or weaker than expected or if weather is milder than expected.

         Customer Spending - Based upon the Company's discussions with its major customers and its review of published industry surveys and reports and the Company's outlook for oil and gas prices described above, the anticipated customer spending trends are as follows:

         - North America - Spending in North America, primarily towards developing natural gas supplies, is expected to be down 15% to 20% in 2002 compared with 2001.

         - Outside North America - Customer spending, primarily directed at developing oil supplies, is expected to be flat to up 5% in 2002 compared with 2001.

         - Total spending is expected to be down 5% to 7% in 2002 compared with 2001.

         Drilling Activity - Based upon the Company's outlooks for oil and natural gas prices and customer spending described above the Company's outlook for drilling activity, as measured by the Baker Hughes rig count, is as follows:

         - The North American rig count is expected to decline between 25% to 28% in 2002 compared with 2001.

         - Drilling activity outside of North America is expected to decrease 2% to 4% in 2002 compared with 2001.

COMPANY OUTLOOK

         The trends as described above relating to declining rig counts, decreased customer spending and low oil and gas prices began in late 2001 and have continued in 2002. As a result, the Company expects that 2002 will not be as strong as 2001, with revenues expected to decline by approximately 2% to 3% as compared with 2001, with related declines in operating results. The Company expects fourth quarter activity to remain relatively flat compared to the third quarter.

         In Argentina, the Company recorded losses of $7.9 million related to the weakening peso and the inability of the Company to collect its outstanding receivables during the six months ended June 30, 2002. Although the economic environment stabilized during the third quarter of 2002, there could be additional losses if there were to be additional currency devaluations or if the Company's customers encounter additional financial difficulty, thereby impacting their ability to pay amounts due to the Company. In addition, the economic environment in Argentina will likely negatively impact the exploration and production spending plans of the Company's customers for the remainder of 2002 and into 2003, thus reducing the demand for the Company's products. The Company has responded to this situation in a number of ways, including renegotiating with its customers for acceptable payment terms, increasing the use of U.S. dollar based invoicing (or U.S. dollar equivalent pricing and invoicing), adjusting pricing and contracts to reflect the changes in Argentina's currency, and shipping products to Argentina directly from outside the country with payment made offshore in U.S. dollars or equivalent currency. At September 30, 2002 and December 31, 2001, net property in Argentina totaled $9.2 million and $11.0 million, respectively. Revenues for Argentina for the nine months ended September 30, 2002 and 2001 totaled $49.6 million and $88.6 million, respectively.

         Venezuela also continues to experience political and economic uncertainties, including a continued devaluation of the bolivar. This creates additional uncertainties for the business environment and market for the Company's products and services. The Company continues to closely monitor the economic situation in Venezuela and is taking appropriate actions to minimize its exposure to these risks, including increasing the use of U.S. dollar based transactions, monitoring the exchange rate, inflation and interest rates and the consideration of the use of foreign currency hedges. At September 30, 2002 and December 31, 2001, net property in Venezuela totaled $27.8 million and $37.4 million, respectively. Revenues for Venezuela for the nine months ended September 30, 2002 and 2001 totaled $112.9 million and $178.4 million, respectively.

         The Company's most significant equity method investment is its 30% interest in the WesternGeco seismic venture. The operating results of WesternGeco have been adversely affected by the continuing overall weakness in the seismic industry, which is expected to continue through the remainder of 2002 and into 2003, and by losses incurred by WesternGeco in the third quarter on specific contracts in Mexico and India. In light of the disappointing third quarter results for WesternGeco, the business outlook for the next several years is being reviewed. As a result, the venture expects a charge in the fourth quarter of 2002 to downsize its operation in line with the expected market conditions.

         Subsequent to the end of the third quarter of 2002, the International Court of Justice awarded sovereignty over most of the Bakassi peninsula to the country of Cameroon. It is unknown if either Nigeria or Cameroon will ultimately accept this judgment and although the judgment is final it may be open to interpretation or revision for a considerable period of time. A portion of the Company's oil and gas production operations are conducted in this disputed area and currently such operations have not been interrupted. The Company is in the process of assessing the potential impact to its operations as a result of this ruling and the continuing dispute between the two countries.

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

         The adoption of SFAS No. 142 required the Company to perform a transitional impairment test of goodwill in each of its reporting units as of January 1, 2002. The Company's reporting units were based on its organizational and reporting structure. Corporate and other assets and liabilities were allocated to the reporting units to the extent that they related the operations of those reporting units. Valuations of the reporting units were performed by an independent third party. The goodwill of the Company's Process segment was determined to be impaired using a combination of a market value and discounted cash flows approach to estimate fair value. Accordingly, the Company recognized a transitional impairment loss of $42.5 million, net of income taxes of $20.4 million, recorded as the cumulative effect of accounting change in the consolidated condensed statement of operations.

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

         In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and goodwill associated with equity method investments effective January 1, 2002. Amortization of goodwill and goodwill associated with equity method investments included in the Company's consolidated condensed statements of operations for the three months ended September 30, 2001 was $10.4 million and $1.9 million, respectively, and $31.5 million and $5.9 million, respectively, for the nine months ended September 30, 2001.

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

RESULTS OF OPERATIONS

REVENUES

         Revenues for the three months ended September 30, 2002 were $1,288.1 million, a decrease of 7.0% compared with the three months ended September 30, 2001. Oilfield revenues were $1,259.0 million, a decrease of 6.7% compared with the three months ended September 30, 2001. Oilfield revenues in North America, which account for 40.4% of total oilfield revenues, decreased 17.2% for the three months ended September 30, 2002 compared with the three months ended September 30, 2001. This decrease reflects lower activity in U.S. land and offshore operations and Canada, as evidenced by a 29.6% decrease in the North American rig count. Inclement weather in the Gulf of Mexico due to Tropical Storm Isidore and Hurricane Lili also contributed to the decline. Outside North America, Oilfield revenues increased 2.2% for the three months ended September 30, 2002 compared with the three months ended September 30, 2001. This increase reflects the improvement in international drilling activity, particularly in the Middle East and Asia Pacific, partially offset by weaker revenues in Latin America due to the political and economic environments in Argentina and Venezuela and the impact of a labor strike in Norway.

         Process revenues for the three months ended September 30, 2002 were $29.1 million, an 18.3% decrease compared with the three months ended September 30, 2001. The decrease is due to the contribution of the Company's refining and production product line to a venture in October 2001, partially offset by increases at Bird Machine.

         Revenues for the nine months ended September 30, 2002 were $3,762.7 million, a decrease of 2.8% compared with the nine months ended September 30, 2001. Revenues were impacted by the lower activity in North America and decreased revenues in Latin America due to the political and economic environments in Argentina and Venezuela, partially offset by the continuing improvement in activity in other international locations.

GROSS MARGIN

         Gross margin for the three months ended September 30, 2002 and 2001 was 28.9% and 30.1%, respectively. Gross margin for the nine months ended September 30, 2002 and 2001 was 28.0% and 28.9%, respectively. The decreases in gross margin are the result of the Company's strategy not to significantly reduce its work force to match current activity levels, pricing pressures and from a change in the geographic and product mix from the sale of the Company's products and services.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2002 were $214.7 million, an increase of 4.6% compared with the three months ended September 30, 2001. SG&A expenses as a percentage of consolidated revenues for the three months ended September 30, 2002 and 2001 were 16.7% and 14.8%, respectively. SG&A expenses for the nine months ended September 30, 2002 were $637.8 million, an increase of 8.3% compared with the nine months ended September 30, 2001. SG&A expense as a percentage of consolidated revenues for the nine months ended September 30, 2002 and 2001 were 17.0% and 15.2%, respectively. These increases in SG&A expense as a percentage of consolidated revenues were primarily due to the impact of the weakening U.S. dollar and the resulting foreign exchange losses; increased depreciation of the costs associated with the implementation of SAP R/3, an enterprise-wide accounting and business application software system; and the Company's current strategy not to significantly reduce its work force to match current activity levels.

RESTRUCTURING CHARGE

         In 2001, the Company initiated a restructuring of the German operations of BIRD Machine, a division of the Process segment. The restructuring consisted of downsizing its German operations from a full manufacturing facility to an assembly and repair facility. As a result, the Company recorded a charge of $6.0 million relating to severance for approximately 100 employees. The Company terminated 67 employees and paid $4.1 million of this accrued severance. The remaining accrual of $1.9 million was reversed during the second quarter of 2002 due to unanticipated voluntary terminations and more favorable separation payments than had been originally estimated.

INTEREST EXPENSE

         Interest expense for the three and nine months ended September 30, 2002 decreased $3.2 million and $13.7 million, respectively, compared with the three and nine months ended September 30, 2001. These decreases were primarily due to lower total debt levels resulting from cash flow from operations coupled with lower average interest rates on the Company's short-term debt, commercial paper and interest rate swaps. The approximate average interest rate on short-term debt and commercial paper was 1.8% for the three and nine months ended September 30, 2002 compared with 3.7% and 4.4% for the three and nine months ended September 30, 2001, respectively.

EQUITY IN INCOME OF AFFILIATES

         Equity in income of affiliates for the three and nine months ended September 30, 2002 decreased $19.0 million and $19.3 million, respectively, compared with the three and nine months ended September 30, 2001. Included in equity in income of affiliates for the three and nine months ended September 30, 2001, is $1.9 million and $5.9 million, respectively, of amortization of goodwill associated with equity method investments. In accordance with SFAS No. 142, the Company discontinued this amortization effective January 1, 2002. The Company's most significant equity method investment is its 30% interest in WesternGeco. The operating results of WesternGeco have been adversely affected by the continuing overall weakness in the seismic industry and by losses incurred by WesternGeco in the third quarter on specific contracts in Mexico and India.

INCOME TAXES

         The Company's effective tax rate differs from the statutory income tax rate of 35% due to lower effective rates on international operations offset by higher taxes within the WesternGeco venture. The additional taxes arose due to:
(i) the venture being taxed in certain foreign jurisdictions based on a deemed profit basis, which is a percentage of revenues, rather than on income before income taxes, and (ii) unbenefitted foreign losses of the venture, which are operating losses in certain foreign jurisdictions where there was no current tax benefit and where a deferred tax asset was not recorded due to the uncertainty of realization.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements have principally related to working capital needs, payment of dividends and capital expenditures. These requirements have primarily been met through internally generated funds.

         In the nine months ended September 30, 2002, net cash inflows from operating activities totaled $505.5 million, an increase of $48.6 million compared with the nine months ended September 30, 2001. This increase was primarily due to a decrease in working capital, partially offset by lower income from continuing operations.

         Expenditures for capital assets totaled $210.8 million and $203.6 million for the nine months ended September 30, 2002 and 2001, respectively. The majority of these expenditures were for rental tools. During the nine months ended September 30, 2002 and 2001, the Company received proceeds of $63.1 million and $55.9 million, respectively, from the disposal of assets.

         During the nine months ended September 30, 2002, the Company's Oilfield segment acquired three businesses having an aggregate purchase price of $51.7 million, net of cash acquired. As a result of these acquisitions, the Company recorded approximately $31.3 million of goodwill. The purchase prices were allocated based on estimated fair values at the date of acquisition and may be subject to change based on the final determination of the purchase price allocations. In addition, during the nine months ended September 30, 2002, the Company invested $15.0 million in Luna Energy, L.L.C. ("Luna Energy"), a venture formed to develop, manufacture, commercialize, sell, market and distribute down hole fiber optic and other sensors for oil and gas exploration, production, transportation and refining applications. The Company has a 40% ownership interest in Luna Energy.

         On September 10, 2002, the Company's Board of Directors authorized the Company to repurchase up to $275.0 million of its common stock. As of September 30, 2002, the Company has repurchased 1.3 million shares at an average price of $27.07. The Company has made payments of $25.8 million for repurchases that have been settled and has accrued a $9.9 million liability as of September 30, 2002 for the remainder of the unsettled repurchases. Upon repurchase, the shares were retired.

         The Company had two interest rate swap agreements that had been designated and had qualified as fair value hedging instruments. During the quarter ended September 30, 2002, the Company terminated the two agreements and received payments totaling $15.8 million upon cancellation. The gains of $4.8 million and $11.0 million on the agreements will be amortized as a reduction of interest expense over the remaining lives of the underlying debts, which mature in June 2004 and January 2009, respectively.

         Total debt outstanding at September 30, 2002 was $1,548.1 million, a decrease of $146.5 million compared with December 31, 2001. Debt was repaid using cash flows from operations, proceeds from the disposal of assets and proceeds from the issuance of common stock. The debt to equity ratio was 0.45 at September 30, 2002 compared with 0.51 at December 31, 2001. The Company's long-term objective is to maintain a debt to equity ratio between 0.40 and 0.60.

         At September 30, 2002, the Company had $994.1 million of credit facilities with commercial banks, of which $594.0 million was committed. The committed facilities expire in September ($56 million) and October ($538 million) 2003. There were no direct borrowings under these facilities during the nine months ended September 30, 2002; however, to the extent the Company has outstanding commercial paper, available borrowings under the committed credit facilities are reduced. At September 30, 2002, the Company had no outstanding commercial paper.

         Cash flows from operations and borrowings from short-term debt and commercial paper are expected to be the principal sources of liquidity in 2002. The Company believes that cash flows from operations, combined with existing credit facilities, will provide the Company with sufficient capital resources and liquidity to manage its operations, meet debt obligations and fund projected capital expenditures. The Company currently expects 2002 capital expenditures to be between $290.0 million and $300.0 million, excluding acquisitions. The expenditures are expected to be used primarily for normal, recurring items necessary to support the growth and operations of the Company.

         If the Company incurred a reduction in its debt ratings or stock price, there are no provisions in the Company's debt or lease agreements that would accelerate their repayment, require collateral or require material changes in terms. Other than normal operating leases, the Company does not have any off-balance sheet financing arrangements such as securitization agreements, liquidity trust vehicles or special purpose entities. As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such financing arrangements.

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

         At September 30, 2002, the Company had entered into foreign currency forward contracts with notional amounts of $15.0 million and $0.3 million to hedge exposure to currency fluctuations in the British Pound Sterling and the Japanese Yen, respectively. These contracts are cash flow hedges. Based on quoted market prices as of September 30, 2002 for contracts with similar terms and maturity dates, the fair value of the contracts was a $0.3 million asset recognized in the consolidated condensed balance sheet.

         The counterparties to the Company's forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the unlikely event that the counterparties fail to meet the terms of a foreign currency contract, the Company's exposure is limited to the foreign currency rate differential.

         Certain borrowings of the Company are denominated in currencies other than its functional currency. At September 30, 2002, these nonfunctional currency borrowings totaled $9.5 million, with exposures between the U.S. Dollar and the British Pound Sterling, the United Arab Emirate Dirham, the Thai Baht and the Singapore Dollar. A 10% change in value of the U.S. Dollar against any one of these foreign currency borrowings would not have a material adverse effect on the future earnings of the Company.

ITEM 4. CONTROLS AND PROCEDURES

         Within the 90 days prior to the filing of this Quarterly Report on Form 10-Q, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). This evaluation was carried out under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company's disclosure controls and procedures are effective. There were no significant changes to the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation. No significant deficiences or material weaknesses in the internal controls were identified during the evaluation and, as a consequence, no corrective action is required to be taken.

         Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission's ("SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

     On September 12, 2001, the Company, without admitting or denying the factual allegations contained in the Order, consented with the SEC to the entry of an Order making Findings and Imposing a Cease-and-Desist Order (the "Order") for violations of Section 13(b)(2)(A) and Section 13(b)(2)(B) of the Exchange Act. Among the findings included in the Order were the following. In 1999, the Company discovered that certain of its officers had authorized an improper $75,000 payment to an Indonesian tax official, after which the Company embarked on a corrective course of conduct, including voluntarily and promptly disclosing the misconduct to the SEC and the Department of Justice (the "DOJ"). In the course of the Company's investigation of the Indonesia matter, the Company learned that it had made payments in the amount of $15,000 and $10,000 in India and Brazil, respectively, to the Company's agents, without taking adequate steps to ensure that none of the payments would be passed on to foreign government officials. The Order found that the foregoing payments violated Section 13(b)(2)(A). The Order also found the Company in violation of Section 13(b)(2)(B) because it did not have a system of internal controls to determine if payments violated the Foreign Corrupt Practices Act ("FCPA"). The FCPA makes it unlawful for U.S. issuers, including the Company, or anyone acting on their behalf, to make improper payments to any foreign official in order to obtain or retain business. In addition, the FCPA establishes accounting control requirements for issuers subject to either the registration or reporting provisions of the Exchange Act. The Company cooperated with the SEC's investigation.

     By the Order, dated September 12, 2001 (previously disclosed by the Company in its prior Quarterly Report on Form 10-Q and a Current Report on Form 8-K), the Company agreed to cease and desist from committing or causing any violation and any future violation of Section 13(b)(2)(A) and Section 13(b)(2)(B) of the Exchange Act. Such Sections of the Exchange Act require issuers to (x) make and keep books, records, and accounts, which, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the issuer and
(y) devise and maintain a system of internal accounting controls sufficient to provide reasonable assurances that: (i) transactions are executed in accordance with management's general or specific authorization; and (ii) transactions are recorded as necessary: (I) to permit preparation of financial statements in conformity with generally accepted accounting principles or any other criteria applicable to such statements, and (II) to maintain accountability for assets.

         On March 25, 2002, a former employee alleging improper activities relating to Nigeria filed a civil complaint against the Company in the 281st District Court in Harris County, Texas, seeking back pay and damages, including future lost wages. On August 2, 2002, the same former employee filed substantially the same complaint against the Company in the federal district court for the Southern District of Texas. Discovery in the civil suits is in the preliminary stages.

         On March 29, 2002, the Company announced that it had been advised that the SEC and the DOJ are conducting investigations into allegations of violations of law relating to Nigeria and other related matters. The SEC has issued a formal order of investigation into possible violations of provisions under the FCPA regarding anti-bribery, books and records and internal controls, and the DOJ has asked to interview current and former employees. Prior to the filing of the former employee's complaint, the Company had independently initiated an investigation regarding its operations in Nigeria, which is ongoing. The Company is providing documents to and cooperating fully with the SEC and the DOJ.

         The Company's ongoing internal investigation has identified apparent deficiencies with respect to certain operations in Nigeria, including in its books and records and internal controls, which may uncover additional liabilities to governmental authorities in Nigeria. The Company is working to conclude its investigation as quickly as practicable. While no completion date can be guaranteed, the Company believes that the investigation will be substantially completed during the first quarter of 2003. Based upon current information, the Company does not expect that any such potential liabilities will have a material adverse effect on the Company's results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

         On November 13, 2002, each of the Chief Executive Officer, Michael E. Wiley, and the Chief Financial Officer, G. Stephen Finley, submitted to the SEC a joint written statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A copy of this statement is attached hereto as an Exhibit 99.1.

         In conjunction with the SEC's announced plans to review public disclosure filings, the Company received and responded to comments from the SEC regarding its Annual Report on Form 10-K for the year ended December 31, 2001 and its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2002 and June 30, 2002. The Company believes that none of such Reports contains an untrue statement of a material fact or omits to state a material fact necessary to make the statements therein, in light of the circumstances under which they were made, not misleading as of the end of the period covered by such Reports. These matters are subject to interpretation and the SEC may have additional comments after reviewing the Company's responses.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

              10.1 Form of Amendment dated as of September 27, 2002 to the Credit Agreement, as amended, among Baker Hughes Incorporated and several institutions for $56,000,000, in the aggregate (filed as Exhibit 10.21 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

              99.1 Statement of Michael E. Wiley, Chief Executive Officer, and G. Stephen Finley, Chief Financial Officer, dated November 13, 2002 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

         A Current Report on Form 8-K was filed with the Commission on September 11, 2002, reporting that the Company's Board of Directors has authorized the Company to repurchase from time to time up to $275 million of its common stock.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BAKER HUGHES INCORPORATED
                                      (REGISTRANT)

Date:  November 13, 2002        By:  /s/G. STEPHEN FINLEY
                                -----------------------------------
                                     G. Stephen Finley
                                     Sr. Vice President - Finance and
                                     Administration and Chief Financial Officer

Date:  November 13, 2002        By:  /s/ALAN J. KEIFER
                                -----------------------------------
                                     Alan J. Keifer
                                     Vice President and Controller

                                 CERTIFICATIONS

I, Michael E. Wiley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Baker Hughes Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002             By:  /s/MICHAEL E. WILEY
                                    --------------------------------------------
                                         Michael E. Wiley
                                         Chairman of the Board, President and
                                         Chief Executive Officer

I, G. Stephen Finley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Baker Hughes Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002          By:  /s/G. STEPHEN FINLEY
                                 -----------------------------------------------
                                      G. Stephen Finley
                                      Sr. Vice President - Finance and
                                      Administration and Chief Financial Officer

                                  EXHIBIT INDEX

         10.1 Form of Amendment dated as of September 27, 2002 to the Credit Agreement, as amended, among Baker Hughes Incorporated and several institutions for $56,000,000, in the aggregate (filed as Exhibit 10.21 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

         99.1     Statement of Michael E. Wiley, Chief Executive Officer, and
                  G. Stephen Finley, Chief Financial Officer, dated November 13, 2002 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.