Form 10-K
period 2002-12-31
BAKER HUGHES INC
filed 2003-03-07
CIK 808362

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                                 ---------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
          Title of Each Class                            On Which Registered
------------------------------------                ----------------------------
Common Stock, $1 Par Value Per Share                   New York Stock Exchange
                                                          Pacific Exchange
                                                           Swiss Exchange

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). YES [X] NO [ ]

    The aggregate market value of the Common Stock as of the last business day of the registrant's most recently completed second fiscal quarter (based on the closing price on June 28, 2002 reported by the New York Stock Exchange) held by non-affiliates was approximately $11,216,304,824.

    At February 28, 2003, the registrant has outstanding 336,896,319 shares of Common Stock, $1 par value.

                                ---------------

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Registrant's 2002 Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 2003 are incorporated by reference into Parts II and III.

                                     PART I

ITEM 1. BUSINESS

    Baker Hughes Incorporated ("Baker Hughes" or the "Company") is a Delaware corporation engaged primarily in the oilfield services industry. Baker Hughes is a major supplier of wellbore related products, technology services and systems to the oil and gas industry on a worldwide basis and provides products and services for drilling, formation evaluation, completion and production of oil and gas wells. Baker Hughes also participates in the continuous process industry where it manufactures and markets a broad range of continuous and batch centrifuges and specialty filters. The Company conducts certain of its operations through subsidiaries, affiliates, ventures, partnerships or alliances.

    The Company was formed in April 1987 in connection with the combination of Baker International Corporation and Hughes Tool Company. The Company acquired Western Atlas Inc. in a merger completed on August 10, 1998.

    As used herein, the Company may refer to Baker Hughes Incorporated or its subsidiaries. The use of the terms Company and Baker Hughes are not intended to connote any particular corporate status or relationships.

    The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 are made available free of charge on the Company's internet website at www.bakerhughes.com as soon as reasonably practicable after the Company has electronically filed such material with, or furnished it to, the Securities and Exchange Commission.

    For additional industry segment information for the three years ended December 31, 2002, see Note 13 of the Notes to Consolidated Financial Statements in Item 8 herein.

OILFIELD

    The Oilfield segment of the Company consists of six operating divisions:
Baker Atlas, Baker Oil Tools, Baker Petrolite, Centrilift, Hughes Christensen and INTEQ. The Company, through its Oilfield segment, is a major supplier of wellbore related products, technology services and systems to the oil and gas industry on a worldwide basis and provides equipment, products and services for drilling, formation evaluation, completion and production of oil and gas wells. These divisions have been aggregated into one reportable segment because they have similar economic characteristics and because the long-term financial performance of these divisions is affected by similar economic conditions. The principal markets for this segment include all major oil and gas producing regions of the world, including North America, South America, Europe, Africa, the Middle East and the Far East. The Oilfield segment also includes the Company's investment in the WesternGeco venture.

    Baker Atlas. The Company, through its Baker Atlas division, is a premier provider of a complete range of downhole well logging technology and services, including advanced formation evaluation, production and reservoir engineering, downhole seismic and petrophysical and geophysical data acquisition services. In addition, Baker Atlas provides perforation and completion technologies, pipe recovery and data management, processing and analysis. This diverse range of services covers the life cycle of a reservoir - initially, in support of the drilling process, continuing through the prospect evaluation and appraisal phase and finally, to production and reservoir management. In performing well logging services, electronic instrumentation and sensor packages are placed into the borehole by means of an electrical wireline, drill pipe, coiled tubing or well tractor. The surface-controlled instrumentation gathers measurements, collects samples and performs experiments downhole. The measurements are recorded digitally and can be displayed on a continuous graph, or well log, against depth or time. These well logs are processed, analyzed and interpreted to determine physical attributes of the well, which can indicate the volume of hydrocarbons present and the extent and producibility of the reservoir.

    Perforating services are offered by both Baker Atlas and the Company's Baker Oil Tools division and provide a pathway through the casing and cement sheath in wells so that the hydrocarbon fluids (gas or oil) can enter the wellbore from the formation. These services and the information that these divisions provide allow oil and gas companies to define, reduce and manage their risk. Baker Atlas' largest competitors in the downhole logging and perforating markets include Halliburton Company ("Halliburton"), Schlumberger Limited ("Schlumberger") and Precision Drilling Corp.

    Baker Oil Tools. The Company, through its Baker Oil Tools division, is a premier provider of downhole completion, workover and fishing equipment and services. Downhole completion product lines include packers, flow control equipment, subsurface safety valves, liner hangers and sand control systems. Packers are used in the wellbore to seal the space between the production tubing and the casing, to protect the casing from reservoir pressures and corrosive formation fluids and to maintain the separation of production zones. Casing is steel pipe used to line the wellbore to keep the wall of the drilled hole from caving in, to prevent fluids from moving from one formation to another and to improve the efficiency of extracting oil and gas from producing wells. Production tubing is the pipe through which the oil and gas flow from the producing zone under the ground to the surface of the well. Flow control equipment provides additional means to control and adjust the flow of downhole fluids from producing zones, whether done in the traditional mechanical way or as Intelligent Completions(R), while subsurface safety valves shut off all flow of fluids to the surface in the event of an emergency. Baker Oil Tools is a major worldwide manufacturer and provider of packers, flow control and safety valve equipment. Its principal competitors in this area are Halliburton, Schlumberger and Weatherford International Ltd. ("Weatherford").

    Baker Oil Tools also manufactures and sells liner hanger systems which its customers use to suspend and set strings of casing pipe in wells. Baker Oil Tools technology developments in this area include multi-lateral completion systems, which allow multiple downhole casing pipes to be tied to one main wellbore casing pipe while maintaining the pressure seal integrity. Baker Oil Tools is a leading worldwide producer of liner hangers and multi-lateral systems. Its primary competitors in this area are Halliburton and Weatherford.

    Baker Oil Tools offers sand control equipment (gravel pack tools, screens, fluids and pumping) and services that prevent sand from entering the wellbore and reducing productivity. Baker Oil Tools has expanded its marine vessel, high pressure, "frac-pack" service capabilities. The frac-pack service involves injecting fluids and propants into the formation to expand the formation and increase the rate of production. Propants are spherical-shaped particles (generally made of a silicant) that, when forced into fissures in the formation, expand the fissures and maintain the expansion. Baker Oil Tools technology developments in this area include the expansion of tubulars such as sand screens. By expanding pipe and screen downhole, the internal flow areas are increased, which, in turn, allows for enhanced production. Baker Oil Tools is a leading provider of sand control equipment and services. Its primary competitors are BJ Services Company, Halliburton, Schlumberger and Weatherford.

    For the workover segment of the market, Baker Oil Tools provides mechanical service tools and inflatable packers. The inflatable products enable thru-tubing remedial operations that utilize coiled tubing rigs. The inflatable packers are also used in the open-hole environment for testing the potential of a well during the drilling phase prior to the installation of casing. The inflatable packers also become an integral part of the casing (external casing packer) to provide zone separation. Baker Oil Tools' primary competitors for these product lines are Halliburton, Schlumberger and Weatherford.

    Baker Oil Tools is a leading provider of fishing services and furnishes fishing equipment and services using specialized tools to locate, dislodge and retrieve twisted off, dropped or damaged pipe, tools or other objects from inside the wellbore, potentially thousands of feet below the surface. In addition, milling, cutting and whipstock services are offered to clean out wellbores or mill windows in the casing to drill a sidetrack or multi-lateral well. Baker Oil Tools fishing services are also offered in a thru-tubing product line, making it compatible with coiled tubing workover operations. Baker Oil Tools technology in this area includes the Wellbore Custodian Cleanout System which cleans the inside diameter of the well casing by collecting debris, brushing the wellbore wall and filtering fluid all at one time. Its major competitors are Smith International, Inc. ("Smith") and Weatherford.

    Baker Oil Tools also provides other completion, remedial and production products and services, including control systems for surface and subsurface safety valves and surface flow lines and flow regulators and packers used in secondary recovery waterflood projects. Baker Oil Tools' primary competitors are Halliburton and Schlumberger.

    Baker Petrolite. The Company, through its Baker Petrolite division, is a premier provider of specialty chemicals to a number of industries, primarily oil and gas production, but also including refining, pipeline operation and maintenance, petrochemical, agriculture and iron and steel manufacturing. Baker Petrolite also produces drilling fluid and stimulation additives that are designed to enhance the functionality and the cost performance of oilfield drilling fluids, oil and gas well oxidizing, fracturing and cementing applications, and bioprocess production processes.

    In oil and gas production, Baker Petrolite specialty chemicals include inhibitors, corrosion control products, bactericides and microbiocides, emulsion breakers and gas hydrate controllers. The Baker Petrolite FATHOM(TM) line of products controls corrosion and prevents formation of scale, paraffin, asphaltenes and hydrates that could interrupt production and require expensive maintenance in deepwater operations. The corrosion control and prevention of scale formation provide flow assurance for deepwater development wells, facilities and flowlines.

    In the refining industry, Baker Petrolite has developed various process treatment, finished fuel additive and water treatment programs, including problematic crude desalting strategies and environmentally friendly cleaners that decontaminate refinery and petrochemical vessels at a lower cost than other methods.

    For pipeline operation and maintenance, Baker Petrolite technology includes pipeline boosters, pipeline cleaning programs, in-line inspection (tethered) technology and internal corrosion assessment. The FLO(R) family of pipeline boosters consists of high molecular weight polymers designed to reduce the friction pressure loss in pipelines that transport crude oil, refined fuel and water. The SurfSweep pipeline cleaning program is a systematic approach to cleaning pipelines which starts with a solids screening and chemical analysis of a pipeline in order to develop the chemical and mechanical design of the specific cleaning application. The In-Line Inspection tool utilizes high resolution Magnetic Flux Leakage ("MFL") technology to quantify the metal loss, wall-thickness measurement and cracking associated with pipeline integrity management programs. Internal Corrosion Direct Assessment utilizes flow-modeling capabilities to identify high-risk segments of a pipeline to ensure proper mitigation programs are in place.

    In 2002, the Company formed the Pipeline Management Group ("PMG"), an internal organization, to provide integrated pipeline management by coordinating the services of Baker Hughes' divisions. The integrated services provided by PMG include hazard assessment, consequence analysis, integrity planning, mitigation activities, verification and in-line inspection (utilizing the Baker Atlas developed MFL technology), reassessment and evaluation. PMG has close operational links to Baker Petrolite and uses some of the Baker Petrolite products in the provision of its services.

    Baker Petrolite also provides chemical technology solutions to other industrial markets throughout the world including petrochemicals, fuel additives, plastics, imaging, adhesives, steel and crop protection. Its primary competitors are GE Betz and Ondeo Nalco Energy Services, L.P.

    Centrilift. The Company, through its Centrilift division, is a market leader for oilfield electric submersible pumping ("ESP") systems. ESP systems are a form of artificial lift used to pump high quantities of water and oil from wells which are unable to flow under their own pressure. Centrilift manufactures the complete ESP system including the downhole components (centrifugal pump, electric motor and gauges), the power cables that connect the downhole components to the surface and the surface control systems. Centrilift also manufactures and markets progressing cavity pump ("PCP") systems for use in lower volume, sandier and/or more viscous applications. PCPs can be driven by submersible electric motors or rods driven from a surface power source. Both systems are installed in oil and gas wells near the production zone to lift fluids to the surface. The major competitors for Centrilift are John Wood Group, PLC, Schlumberger and Weatherford.

    Hughes Christensen. The Company, through its Hughes Christensen division, is a leading manufacturer and marketer of Tricone(R) rolling cone drill bits and fixed cutter diamond drill bits for the worldwide oil, gas, mining and geothermal industries. Tricone bits include milled steel tooth cutting structures and tungsten carbide compact cutting structures. Tricone bits are designed to drill a wide range of formations and applications in a wide range of sizes. Fixed cutter diamond bits include polycrystalline diamond compact bits, natural diamond bits and impregnated diamond bits. Genesis bits incorporate new cutter technology, hydraulic technology, improved bit stability and a new design process focused on the application to be drilled. Genesis bits can reduce drilling costs through longer runs and high rates of penetration. Hughes Christensen also manufactures and markets a complete line of ream-while-drilling tools designed for hole-opening applications. Hughes Christensen's principal competitors in the drill bit market are Halliburton, Grant Prideco, Inc. and Smith for oil and gas applications, and Sandvik Smith AB and Varel International, Inc. for other applications.

    INTEQ. The Company, through its INTEQ division, is a major supplier of real-time drilling and evaluation services to the oil and gas industry. These services include directional and horizontal drilling technologies, logging-while-drilling ("LWD"), measurement-while-drilling, coring and subsurface surveying. INTEQ provides high-end technology solutions that oil and gas companies require to drill complex wells in challenging reservoir environments. INTEQ is an industry leader in the design and planning of wells that incorporate complex trajectories that are set to intercept multiple reservoir targets. As exploration and development is increasingly conducted in the costlier offshore deepwater areas, there is an increased demand for INTEQ drilling technology to reduce cost through optimized performance. In the upper hole sections of an oil and gas well, INTEQ survey services and high performance drilling motors can help to provide safe and efficient drilling of the formations. In the directional portion of the well, INTEQ rotary steering technology is combined with LWD technology to allow clients to drill three-dimensional well trajectories while taking measurements to evaluate the formations drilled. The measurements are transmitted to the surface through the use of pulse telemetry, a system where differential pressure patterns are transmitted through a fluid column to the surface for decoding. INTEQ visualization technology at the surface allows this real-time data to be overlaid on images of the reservoir, permitting engineers to steer the well while watching graphical representation of the drilling assembly moving through the reservoir. These technologies allow access to, and the efficient drilling of, reservoirs that could not have been developed effectively five years ago. INTEQ competes principally with Halliburton and Schlumberger in these products and services.

    The Company, through its INTEQ division, also produces and markets drilling and completion fluids (muds/brines), mud logging and specialty chemicals and provides technical services for the use of the muds/brines and chemicals in oil and gas well drilling. Drilling fluids typically contain barite or bentonite and may use a water or an oil base. The main purpose of the drilling fluid is to provide stability within the wellbore by cleaning the bottom of a hole as it removes cuttings and transports them to the surface, by cooling the bit and drill string, by controlling formation pressures and by sealing porous well formations. To provide optimized stability and future oil production, a fluid is often customized for a wellbore as the well-site engineer monitors the interaction between the drilling fluid and the formation. INTEQ also furnishes on-site laboratory analysis and examination of circulated and drilling fluids and recovered drill cuttings to detect the presence of hydrocarbons and identify the formations penetrated by the drill bit. INTEQ also provides equipment and services to separate the drill cuttings from the drilling fluids and re-inject the processed cuttings in a specially prepared well, or transport and dispose of the cuttings by other means. INTEQ also provides drilling and completion additives to non-oilfield applications. These applications are generally referred to as industrial drilling applications. The principal competitors for INTEQ's products and services are Halliburton and M-I LLC.

    WesternGeco. The Company owns a 30% interest in the WesternGeco venture, which was formed in late 2000. Schlumberger owns the remaining 70%. WesternGeco is a provider of seismic data acquisition and processing services to assist oil and gas companies in evaluating the producing potential of sedimentary basins and in locating productive hydrocarbon zones. Seismic data is acquired by producing sound waves which move through the ground and are recorded by audio instruments. The recordings are then analyzed to determine the characteristics of the geologic formations through which the sound waves moved and the extent that oil and gas may be trapped in or moving through those formations. This analysis is known as a seismic survey. WesternGeco conducts seismic surveys on land, in deep water and across shallow-water transition zones worldwide. These seismic surveys encompass high-resolution, two-dimensional and three-dimensional surveys for delineating exploration targets. WesternGeco also conducts time-lapse, four-dimensional seismic surveys for monitoring reservoir fluid movement over time. Seismic information can reduce field development and production costs by reducing turnaround time, lowering drilling risks and minimizing the number of wells necessary to explore and develop reservoirs. WesternGeco's major competitors in providing these services are Compagnie Generale de Geophysique, Veritas DGC, Inc. and Petroleum Geo-Services ASA.

PROCESS

    The Process segment of the Company consists of one operating division, BIRD Machine, and the Company's investment in the Petreco venture.

    BIRD Machine. The Company, through its BIRD Machine division, manufactures a broad range of continuous and batch centrifuges and specialty filters, which are each widely used in the municipal, industrial, chemical, coatings, minerals and pharmaceutical markets to separate, dewater or classify process and waste streams. BIRD Machine also provides aftermarket parts, repairs and services for its installed equipment base through a global network of personnel and service centers. BIRD Machines' principal competitors in its continuous centrifuge product line are Alfa-Laval/Sharples Tomoe, Westfalia, Andritz and Flottweg. There are numerous small and large companies that compete in the batch centrifuge and filter product lines.

    Petreco. The Company has a 49% interest in the voting power of Petreco, an entity created by the Company and Sequel Holdings, Inc. Petreco was formed in October 2001, and the Company contributed $16.6 million of net assets of the refining and production product line of its Process segment for the Petreco formation. Petreco sells process equipment (including electrostatic de-salters and hydrocyclones) used in oil and gas production and refining applications.

MARKETING, COMPETITION AND ECONOMIC CONDITIONS

    The Company markets its products and services on a product line basis primarily through the Company's own sales organizations, although certain of its products and services are marketed through supply stores, independent distributors or sales representatives. The Company ordinarily provides technical and advisory services to assist in its customers' use of the Company's products and services. Stock points and service centers for oilfield products and services are located in areas of drilling and production activity throughout the world. The Company markets process products and services worldwide. In certain areas outside the United States, the Company utilizes licensees, sales representatives and distributors.

    The Company's products and services are sold in highly competitive markets, and its revenues and earnings can be affected by changes in competitive prices, fluctuations in the level of activity in major markets, general economic conditions, foreign exchange fluctuations and governmental regulation. The Company competes with the oil and gas industry's largest integrated oilfield service providers as well as many small companies. The Company believes that the principal competitive factors in the industries that it serves are product and service quality; availability and reliability; health, safety and environmental standards; technical proficiency and price.

    Further information concerning marketing, competition and economic conditions is contained under the caption "Business Environment" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

INTERNATIONAL OPERATIONS

    The Company operates in over 70 countries worldwide, and its operations are subject to the risks inherent in doing business in multiple countries with various laws and differing political structures and situations. These risks include, but are not limited to, war, boycotts, political and economic changes, terrorism, expropriation, foreign currency controls, taxes and changes in currency exchange rates. Although it is impossible to predict the likelihood of such occurrences or their effect on the Company, management believes these risks to be acceptable. However, there can be no assurance that an occurrence of any one or more of these events would not have a material adverse effect on the Company's operations.

RESEARCH AND DEVELOPMENT; PATENTS

    The Company is engaged in research and development activities directed primarily toward the improvement of existing products and services, the design of specialized products to meet specific customer needs and the development of new products, processes and services. For information regarding the amounts of research and development expense in each of the three years ended December 31, 2002, see Note 17 of the Notes to Consolidated Financial Statements in Item 8 herein.

    The Company has followed a policy of seeking patent and trademark protection both inside and outside the United States for products and methods that appear to have commercial significance. The Company believes its patents and trademarks to be adequate for the conduct of its business, and the Company aggressively pursues protection of its patents against patent infringement worldwide. While it regards patent and trademark protection important to its business and future prospects, it considers its established reputation, the reliability and quality of its products and the technical skills of its personnel to be more important. No single patent or trademark is considered to be of a critical nature to the Company's business.

BUSINESS DEVELOPMENTS

OILFIELD

    In December 2002, in the initial step of a two-part transaction, the Company acquired certain assets and the intellectual property of the borehole seismic data acquisition business of Compagnie Generale de Geophysique ("CGG"). The second part to the transaction was completed in February of 2003 and consisted of the transfer by CGG of employees and contracts to the Company and the formation of a jointly owned venture entity to handle the processing and interpretation of borehole seismic data. The Company holds a 51% interest in the venture entity.

PROCESS

    In November 2002, the Company sold its EIMCO Process Equipment ("EIMCO") unit to Groupe Laperriere & Verreaul, Inc. of Montreal, Canada. The Company received proceeds of $48.9 million, of which $4.9 million is held in escrow until the completion of final adjustments to the purchase price are made.

EXPLORATION AND PRODUCTION ACTIVITIES

    In December 2002, the Company entered into exclusive negotiations for the sale of the Company's interest in its oil producing operations in West Africa and received $10.0 million as a deposit. The sale is subject to the execution of a definitive sale agreement and is expected to close in the first quarter of 2003.

EMPLOYEES

    At December 31, 2002, the Company had approximately 26,500 employees, as compared with approximately 26,800 employees at December 31, 2001, of which approximately 700 employees were attributable to EIMCO. Approximately 1,870 employees at December 31, 2002, were represented under collective bargaining agreements that terminate at various times through May 1, 2005. The Company believes that its relations with its employees are satisfactory.

EXECUTIVE OFFICERS

    The following table shows as of March 5, 2003, the name of each executive officer of the Company, together with his age and all offices presently held with the Company.

   NAME             AGE
Michael E. Wiley    52    Chairman of the Board, President and Chief Executive Officer of the
                          Company since August 2000. Employed by Atlantic Richfield Company as
                          President and Chief Operating Officer from 1998 to 2000 and as Executive
                          Vice President from 1997 to 1998. Employed by Vastar Resources, Inc. as
                          President and Chief Executive Officer from 1994 to 1997 and served as
                          Chairman of the Board from 1997 to 2000. Employed by the Company in 2000.

Andrew J. Szescila  55    Senior Vice President and Chief Operating Officer of the Company since
                          2000. Employed as President of Baker Hughes Oilfield Operations from
                          January to October 2000. Served as Senior Vice President of the Company
                          since 1997 and Vice President of the Company from 1995 to 1997. Employed as President of Hughes Christensen Company from 1989 to 1997 and President of Baker Service Tools from 1988 to 1989. Served as President of BJ
                          Services International from 1987 to 1988. Employed by the Company in 1973.

G. Stephen Finley   52    Senior Vice President - Finance and Administration and Chief Financial
                          Officer of the Company since 1999. Employed as Senior Vice President and
                          Chief Administrative Officer of the Company from 1995 to 1999, Controller from 1987 to 1993 and Vice President from 1990 to 1995. Served as Chief
                          Financial Officer of Baker Hughes Oilfield Operations from 1993 to 1995.
                          Employed by the Company in 1982.

Alan R. Crain, Jr.  51    Vice President and General Counsel of the Company since October 2000.
                          Executive Vice President, General Counsel and Secretary of Crown, Cork &
                          Seal Company, Inc. from 1999 to 2000. Vice President and General Counsel,
                          1996 to 1999, and Assistant General Counsel, 1988 to 1996, of Union Texas
                          Petroleum Holding, Inc. Employed by the Company in 2000.

Greg Nakanishi      51    Vice President, Human Resources of the Company since November 2000.
                          Employed as President of GN Resources from 1989 to 2000. Employed by the
                          Company in 2000.

Alan J. Keifer      48    Vice President and Controller of the Company since July 1999. Employed as
                          Western Hemisphere Controller of Baker Oil Tools from 1997 to 1999 and
                          Director of Corporate Audit for the Company from 1990 to 1996. Employed by the Company in 1990.

John A. O'Donnell   54    Vice President of the Company since 2000. Employed as Vice President,
                          Business Process Development, of the Company from 1998 to 2002; Vice
                          President, Manufacturing, of Baker Oil Tools from 1990 to 1998 and Plant
                          Manager of Hughes Tool Company from 1975 to 1990. Employed by the Company in 1975.

Ray Ballantyne      53    Vice President of the Company since 1998 and President, INTEQ since 1999.
                          Employed as Vice President, Marketing, Technology and Business
                          Development, of the Company from 1998 to 1999; Vice President, Worldwide
                          Marketing, of Baker Oil Tools from 1992 to 1998 and Vice President,
                          International Operations, of Baker Service Tools, from 1989 to 1992.
                          Employed by the Company in 1975.

David H. Barr       53    Vice President of the Company and President of Baker Atlas since 2000.
                          Employed as Vice President, Supply Chain Management, of Cooper Cameron
                          from 1999 to 2000. Mr. Barr also held the following positions with the
                          Company: Vice President, Business Process Development, from 1997 to 1998 and the following positions with Hughes Tool Company/Hughes Christensen:
                          Vice President, Production and Technology, from 1994 to 1997; Vice
                          President, Diamond Products, from 1993 to 1994; Vice President, Eastern
                          Hemisphere Operations, from 1990 to 1993 and Vice President, North
                          American Operations, from 1988 to 1990. Employed by the Company in 1972.

James R. Clark      52    Vice President of the Company and President of Baker Petrolite Corporation
                          since 2001. President and Chief Executive Officer of Consolidated
                          Equipment Companies, Inc. from 2000 to 2001 and President of Sperry-Sun from 1996 to 1999. Employed by the Company in 2001.

William P. Faubel   47    Vice President of the Company and President of Centrilift since 2001. Vice
                          President, Marketing, of Hughes Christensen from 1994 to 2001 and served as Region Manager for various Hughes Christensen areas (both domestic and international) from 1986 to 1994. Employed by a predecessor of the
                          Company, Hughes Tool Company, in 1977.

Edwin C. Howell     55    Vice President of the Company since 1995 and President of Baker Oil Tools since 1992. Employed as President of Baker Service Tools from 1989 to 1992 and Vice President - General Manager of Baker Performance Chemicals (the
                          predecessor of Baker Petrolite) from 1984 to 1989. Employed by the Company in 1975.

Douglas J. Wall     50    Vice President of the Company and President of Hughes Christensen since
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

ENVIRONMENTAL MATTERS

    The Company's operations are subject to domestic (including U. S. federal, state and local) and international regulations with regard to air and water quality and other environmental matters. The Company believes that it is in substantial compliance with these regulations. Regulation in this area continues to evolve and changes in standards of enforcement of existing regulations, as well as the enactment and enforcement of new legislation, may require the Company and its customers to modify, supplement or replace equipment or facilities or to change or discontinue present methods of operation.

    Remediation costs are accrued based on estimates of known environmental remediation exposure using currently available facts, existing environmental permits and technology and presently enacted laws and regulations. For sites where the Company is primarily responsible for the remediation, the Company's estimates of costs are developed based on internal evaluations and are not discounted. Such accruals are recorded when it is probable that the Company will be obligated to pay amounts for environmental site evaluation, remediation or related costs, and such amounts can be reasonably estimated. If the obligation can only be estimated within a range, the Company accrues the minimum amount in the range. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. Ongoing environmental compliance costs, such as obtaining environmental permits, installation of pollution control equipment and waste disposal, are expensed as incurred. Where the Company has been identified as a potentially responsible party in a United States federal or state "Superfund" site, the Company accrues its share of the estimated remediation costs of the site based on the ratio of the estimated volume of waste contributed to the site by the Company to the total volume of waste at the site.

    During the year ended December 31, 2002, the Company spent approximately $21.6 million to comply with domestic and international standards regulating the discharge of materials into the environment or otherwise relating to the protection of the environment (collectively, "Environmental Regulations"). In 2003, the Company expects to spend approximately $23.5 million to comply with Environmental Regulations. Based upon current information, the Company believes that its compliance with Environmental Regulations will not have a material adverse effect upon the capital expenditures, earnings and competitive position of the Company because the Company has either made adequate reserves for such compliance expenditures or the cost to the Company for such compliance is expected to be small in comparison with the Company's overall net worth.

    The Company estimates that it will incur approximately $5.8 million and $5.0 million in capital expenditures for environmental control equipment during the years ending December 31, 2003 and 2004, respectively. The Company believes that capital expenditures for environmental control equipment for these years will not have a material adverse effect upon the financial condition of the Company because the aggregate amount of these expenditures is expected to be small in comparison with the Company's overall net worth.

    The Comprehensive Environmental Response, Compensation and Liability Act (known as "Superfund" or "CERCLA") imposes liability for the release of a "hazardous substance" into the environment. Superfund liability is imposed without regard to fault and even if the waste disposal was in compliance with the then current laws and regulations. With the joint and several liability imposed under Superfund, a potentially responsible party ("PRP") may be required to pay more than its proportional share of such costs. The Company and several of its subsidiaries and divisions have been identified as PRPs at various sites discussed below. The United States Environmental Protection Agency (the "EPA") and appropriate state agencies are supervising investigative and cleanup activities at these sites. For the sites detailed below, the Company estimates total remediation costs of approximately $5.9 million, of which the Company has expended $1.6 million as of December 31, 2002. When used in the descriptions of the sites below, the word de minimis means less than a 1% contribution rate.

    (a) Baker Petrolite, Hughes Christensen, an INTEQ predecessor entity, Baker Oil Tools and a former subsidiary were named in April 1984 as PRPs at the Sheridan Superfund Site located in Hempstead, Texas. The Texas Commission on Environmental Quality ("TCEQ") is overseeing the remedial work at this site. The Sheridan Site Trust was formed to manage the site remediation and the Company participates as a member of the Sheridan Site Trust. Sheridan Site Trust officials estimate the total remedial and administrative costs to be approximately $30 million, of which the Company's estimated contribution is approximately 2%.

    (b) In December 1987, a former subsidiary of the Company was named a respondent in an EPA Administrative Order for Remedial Design and Remedial Action associated with the Middlefield-Ellis-Whisman (known as "MEW") Study Area, an eight square mile soil and groundwater contamination site located in Mountain View, California. Several PRPs for the site have estimated the total cost of remediation to be approximately $80 million. The conclusion of extensive investigations is that the activities of the former subsidiary's operating facility in the MEW Study Area could not have been the source of any contamination in the soil or groundwater within the MEW Study Area. As a result of the Company's environmental investigations and a resulting report delivered to the EPA in September 1991, the EPA has informed the Company that no further work needs to be performed on the former subsidiary's site, and further, the EPA has indicated that it does not believe there is a contaminant source on the property. Although the Company's former subsidiary continues to be named in the EPA's Administrative Order, the Company believes the Administrative Order is not valid with respect to the Company's former subsidiary and is seeking the withdrawal of the Administrative Order with respect to that subsidiary.

    (c) In July 1997, Baker Petrolite was named by the EPA as a PRP at the Shore Refinery Site, Kilgore, Texas. According to Baker Petrolite's records, it did not arrange for the disposal, treatment or transportation of hazardous substances or used oil in relation to the site, and to date, the EPA has not produced any documentation linking the Company or any of its subsidiaries or divisions to the environmental conditions at the site. The Company does not believe that it has any liability for contamination at this site.

    (d) In 1997, Baker Hughes and Prudential Insurance Company ("Prudential") entered into a settlement agreement regarding cost recovery for the San Fernando Valley - Glendale Superfund. A Baker Hughes predecessor operated on Prudential property in Glendale. Prudential was identified as a PRP for the Glendale Superfund. Prudential instituted legal proceedings against Baker Hughes for cost recovery under CERCLA. Without any admission of liability, Baker Hughes agreed to pay 40% of the cost, which is limited to $260,000 under the Company's agreement with Prudential, attributed to the cleanup of the site. The first phase of groundwater investigation and the interim remedy have been presented to the EPA.

    (e) In June 1999, the EPA named a Hughes Christensen predecessor as a PRP at the Li Tungsten Site in Glen Cove, New York. The Company believes that it has contributed a de minimis amount of hazardous substance to the site and has responded to the EPA's inquiry. Investigative studies will be conducted at the site to determine a suitable remedial action plan, as well as the total estimated cost for remediation.

    (f) In January 1999, Baker Oil Tools, Baker Petrolite and predecessor entities of Baker Petrolite were named as PRPs by the State of California's Department of Toxic Substances Control for the Gibson site in Bakersfield, California. The cost estimate for remediation of the site is approximately $14 million. The combined volume that Baker Hughes companies contributed to the site is estimated to be less than 0.5%.

    (g) In December 2000, the EPA named Baker Petrolite as a PRP at the Casmalia Disposal Site, Santa Barbara County, California. The EPA has estimated the total cost of remediation to range from $225 million to $290 million. Baker Petrolite is considered a de minimis contributor and is negotiating a settlement.

    (h) In 2001, a Hughes Christensen predecessor, Baker Oil Tools, INTEQ and a former subsidiary of the Company were named as PRPs in the Force Road State Superfund Site located in Brazoria County, Texas. The TCEQ is overseeing the investigation and remediation at the Force Road State Site. Although the investigation of the site is incomplete, preliminary cost estimates for the closure of the site are approximately $3 million, with the total contribution from the Company estimated to be in the range of 50% to 60% of that cost.

    (i) In 2002, Baker Petrolite predecessors, Hughes Christensen predecessors and former Company subsidiaries, Western Geophysical and Baker Tubular Services, were identified as PRPs for the Malone site located on Campbell Bayou Road in Texas City, Texas. The EPA is overseeing the investigation and remediation of the Malone site. The EPA has engaged in some emergency removal actions at the site. A PRP group has been formed and is evaluating the next steps for the site. Although the investigation has not been completed, the initial estimate for cleanup at the Malone site is $82 million. Total contribution from the Company is estimated at approximately 1.8%.

    (j) In August 2002, predecessor companies of Baker Oil Tools, Baker Petrolite and INTEQ were identified as PRPs for the Environmental Protection Corporation site in Bakersfield, California. The California Department of Toxic Substances Control is overseeing the investigation and subsequent environmental cleanup at this site. The Baker Hughes PRPs have agreed with Chevron Corporation, the majority PRP, to settle their liability for the amount of the Baker Hughes PRPs' contributions (approximately $20,000). It is expected that the settlement will be paid by the end of the first quarter of 2003.

    (k) In November 2002, Baker Petrolite was identified as a PRP in a superfund site located in Jackson, Mississippi. Baker Petrolite is considered a de minimis contributor to this site. The EPA is managing this site and has already removed wastes under an emergency order. The EPA is attempting to recover the costs of the waste removal. The remedial investigation has not been completed, and therefore, there is no available estimate of cleanup costs.

    (l) In January 2003, Western Atlas International, Inc. and predecessor companies and Baker Hughes Oilfield Operations, Inc. were identified as PRPs in the Gulf Nuclear Superfund site in Odessa, Texas. The EPA conducted an emergency removal from the site in 2000. The EPA has estimated total investigation and cleanup costs to be $15 million. At this time, there is insufficient information to estimate the Company's potential contribution to the investigation and cleanup costs at this site.

    There are three sites for which the remedial work has been completed and which are in the groundwater recovery and monitoring phase. This phase of the remediation is expected to continue for a period of 3 to 28 years, and the Company's aggregate cost for these sites is estimated to be approximately $100,000 over this period of time.

    While PRPs in Superfund actions have joint and several liability for all costs of remediation, it is not possible at this time to quantify the Company's ultimate exposure because some of the projects are either in the investigative or early remediation stage. Based upon current information, the Company does not believe that probable or reasonably possible expenditures in connection with the sites described above are likely to have a material adverse effect on the Company's financial condition because:

    (1) the Company has established adequate reserves to cover the estimate the Company presently believes will be its ultimate liability with respect to the matter,

    (2) other PRPs involved in the sites have substantial assets and may reasonably be expected to pay their share of the cost of remediation,

    (3) the Company has adequate resources and, in some circumstances, insurance coverage or contractual indemnities from third parties to cover the ultimate liability, and

    (4) the Company believes that its ultimate liability is small compared with the Company's overall net worth.

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

ITEM 2. PROPERTIES

    The Company is headquartered in Houston, Texas and operates 44 principal manufacturing plants, ranging in size from approximately 4,600 to 300,000 square feet of manufacturing space. The total area of the plants is more than 3.6 million square feet, of which approximately 2.4 million square feet (66%) are located in the United States, 0.3 million square feet (10%) are located in Canada and South America, 0.9 million square feet (24%) are located in Europe and a minimal amount of space is located in the Far East. These manufacturing plants by industry segment and geographic area appear in the table below. The Company's principal manufacturing plants are located as follows: United States - Houston, Texas; Tulsa, Oklahoma; Lafayette, Louisiana; Europe - Aberdeen and East Kilbride, Scotland; Kirkby, England; Celle, Germany; Belfast, Ireland; South America - Venezuela, Argentina. The Company also owns or leases and operates numerous customer service centers, shops and sales and administrative offices throughout the geographic areas in which it operates.

                              CANADA
                            AND SOUTH
            UNITED STATES    AMERICA      EUROPE     FAR EAST    TOTAL
------------------------------------------------------------------------
Oilfield         26             5           7           1          39
Process           3             1           1           -           5

    The Company believes that its manufacturing facilities are well maintained and suitable for their intended purposes. The Company also has a significant investment in service vehicles, rental tools and manufacturing and other equipment.

ITEM 3. LEGAL PROCEEDINGS

    The Company and its subsidiaries are involved in litigation or proceedings that have arisen in the Company's ordinary business activities. The Company insures against these risks to the extent deemed prudent by its management, but no assurance can be given that the nature and amount of such insurance will be sufficient to fully indemnify the Company against liabilities arising out of pending and future legal proceedings. Many of these insurance policies contain deductibles or self-insured retentions in amounts the Company deems prudent. In determining the amount of self-insurance, it is the Company's policy to self-insure those losses that are predictable, measurable and recurring in nature, such as automobile liability claims, general liability and workers compensation claims. The Company records accruals for the uninsured portion of losses related to these types of claims. The accruals for losses are calculated by estimating losses for claims using historical claim data, specific loss development factors and other information as necessary.

    On September 12, 2001, the Company, without admitting or denying the factual allegations contained in the Order, consented with the Securities and Exchange Commission ("SEC") to the entry of an Order making Findings and Imposing a Cease-and-Desist Order (the "Order") for violations of Section 13(b)(2)(A) and
Section 13(b)(2)(B) of the Exchange Act. Among the findings included in the Order were the following: In 1999, the Company discovered that certain of its officers had authorized an improper $75,000 payment to an Indonesian tax official, after which the Company embarked on a corrective course of conduct, including voluntarily and promptly disclosing the misconduct to the SEC and the Department of Justice (the "DOJ"). In the course of the Company's investigation of the Indonesia matter, the Company learned that it had made payments in the amount of $15,000 and $10,000 in India and Brazil, respectively, to the Company's agents, without taking adequate steps to ensure that none of the payments would be passed on to foreign government officials. The Order found that the foregoing payments violated Section 13(b)(2)(A). The Order also found the Company in violation of Section 13(b)(2)(B) because it did not have a system of internal controls to determine if payments violated the Foreign Corrupt Practices Act ("FCPA"). The FCPA makes it unlawful for U.S. issuers, including the Company, or anyone acting on their behalf, to make improper payments to any foreign official in order to obtain or retain business. In addition, the FCPA establishes accounting control requirements for issuers subject to either the registration or reporting provisions of the Exchange Act. The Company cooperated with the SEC's investigation.

    By the Order, dated September 12, 2001 (previously disclosed by the Company in its prior Quarterly Reports on Form 10-Q and a Current Report on Form 8-K), the Company agreed to cease and desist from committing or causing any violation and any future violation of Section 13(b)(2)(A) and Section 13(b)(2)(B) of the Exchange Act. Such Sections of the Exchange Act require issuers to (x) make and keep books, records and accounts, which, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the issuer and (y) devise and maintain a system of internal accounting controls sufficient to provide reasonable assurances that: (i) transactions are executed in accordance with management's general or specific authorization; and (ii) transactions are recorded as necessary: (I) to permit preparation of financial statements in conformity with generally accepted accounting principles or any other criteria applicable to such statements, and (II) to maintain accountability for assets.

    On March 25, 2002, a former employee alleging improper activities relating to Nigeria filed a civil complaint against the Company in the 281st District Court in Harris County, Texas, seeking back pay and damages, including future lost wages. On August 2, 2002, the same former employee filed substantially the same complaint against the Company in the federal district court for the Southern District of Texas. The state court case has been stayed pending the outcome of the federal suit. Discovery in the federal suit is in the preliminary stages.

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

    The Company's ongoing internal investigation has identified apparent deficiencies with respect to certain operations in Nigeria in its books and records and internal controls, and potential liabilities to governmental authorities in Nigeria. The investigation was substantially completed during the first quarter of 2003. Based upon current information, the Company does not expect that any such potential liabilities will have a material adverse effect on the Company's results of operations or financial condition.

    See also "Item 1. Business - Environmental Matters".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock, $1.00 par value per share (the "Common Stock"), of the Company is principally traded on The New York Stock Exchange. The Common Stock is also traded on the Pacific Exchange and the Swiss Exchange. At March 5, 2003, there were approximately 71,500 stockholders and approximately 23,516 stockholders of record.

    For information regarding quarterly high and low sales prices on the New York Stock Exchange for the Common Stock during the two years ended December 31, 2002 and information regarding dividends declared on the Common Stock during the two years ended December 31, 2002, see Note 18 of the Notes to Consolidated Financial Statements in Item 8 herein.

    Information concerning securities authorized for issuance under equity compensation plans is set forth in the section entitled "Equity Compensation Plan Information" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held on April 23, 2003, which section is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    The Selected Financial Data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with "Item 8. Financial Statements and Supplementary Data" herein.

                                                                     YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------------
(In millions, except per share amounts)             2002          2001         2000         1999         1998
----------------------------------------------------------------------------------------------------------------
Revenues                                          $ 5,020.4     $ 5,139.6    $ 4,942.1    $ 4,854.8    $ 6,310.6
Costs and expenses:
  Cost of revenues                                  3,625.7       3,655.9      3,823.4      3,957.1      5,138.4
  Selling, general and administrative                 840.6         781.7        721.3        752.2        876.3
  Merger related costs                                    -             -            -         (1.6)       219.1
  Restructuring charges                                (1.9)          1.8          7.0         44.3        215.8
  (Gain) loss on disposal of assets                       -          (2.4)        67.9        (54.8)           -
----------------------------------------------------------------------------------------------------------------
    Total                                           4,464.4       4,437.0      4,619.6      4,697.2      6,449.6
----------------------------------------------------------------------------------------------------------------
Operating income (loss)                               556.0         702.6        322.5        157.6       (139.0)
Equity in income (loss) of affiliates                 (69.7)         45.8         (4.6)         7.0          6.7
Interest expense                                     (111.2)       (126.4)      (179.9)      (167.0)      (149.0)
Interest income                                         5.3          11.9          4.4          5.1          3.6
Gain on trading securities                                -             -         14.1         31.5            -
----------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
  before income taxes                                 380.4         633.9        156.5         34.2       (277.7)
Income taxes                                         (156.7)       (215.8)       (94.8)        (9.4)       (18.4)
----------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations              223.7         418.1         61.7         24.8       (296.1)
Income (loss) from discontinued operations,
  net of tax                                          (12.3)         20.6         40.6          8.5            -
----------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary loss and
  cumulative effect of accounting change              211.4         438.7        102.3         33.3       (296.1)
Extraordinary loss, net of tax                            -          (1.5)           -            -            -
Cumulative effect of accounting change, net
  of tax                                              (42.5)          0.8            -            -            -
----------------------------------------------------------------------------------------------------------------
Net income (loss)                                 $   168.9     $   438.0    $   102.3    $    33.3    $  (296.1)
================================================================================================================

Per share of common stock:
  Income (loss) from continuing operations
    Basic                                         $    0.66     $    1.25    $    0.19    $    0.08    $   (0.92)
    Diluted                                            0.66          1.24         0.19         0.08        (0.92)
  Dividends                                            0.46          0.46         0.46         0.46         0.46

Financial Position:
  Working capital                                 $ 1,475.4     $ 1,588.1    $ 1,624.6    $ 1,280.4    $ 1,472.6
  Total assets                                      6,400.8       6,676.2      6,489.1      7,182.1      7,788.3
  Long-term debt                                    1,424.3       1,682.4      2,049.6      2,706.0      2,726.3
  Stockholders' equity                              3,397.2       3,327.8      3,046.7      3,071.1      3,165.1

NOTES TO SELECTED FINANCIAL DATA

(1) The selected financial data has been reclassified to reflect EIMCO Process Equipment ("EIMCO") and the Company's oil producing operations in West Africa as discontinued operations. The results of operations for EIMCO are not reflected as discontinued operations for 1999 and 1998 as data is not available for those years because EIMCO was a component of a larger operating unit during those years. See Note 2 of the Notes to Consolidated Financial Statements in Item 8 herein for additional information regarding discontinued operations.

(2) See Note 8 of the Notes to Consolidated Financial Statements in Item 8 herein for a description of the WesternGeco venture formed by the Company in November 2000.

(3) During 1998, the Company acquired WEDGE DIA-LOG, Inc. and 3-D Geophysical, Inc. for $218.5 million in cash and $117.5 million in cash, respectively. The Company also made several smaller acquisitions with an aggregate purchase price of $121.6 million. The purchase method of accounting was used to record these acquisitions.

(4) In August 1998, the Company completed a merger with Western Atlas Inc. ("Western Atlas") accounted for using the pooling of interests method. In connection with the merger, the Company recorded merger related costs of $219.1 million for transaction costs, employee related costs, integration costs, the write-off of the carrying value of a product line and the triggering of change in control rights contained in certain stock options plans of Western Atlas and the Company.

(5) See Note 4 of the Notes to Consolidated Financial Statements in Item 8 herein for a description of the restructuring charges and (gain) loss on disposal of assets in 2002, 2001 and 2000. During 1999, the Company recorded a restructuring charge of $122.8 million primarily related to its seismic operations, of which $72.1 million was recorded in cost of revenues. The major actions included in this restructuring were a reduction in workforce, terminating leases on certain vessels, the impairment of property and sale or abandonment of certain vessels. The Company also recorded a reversal of $11.4 million of restructuring charges recorded in prior years, of which $5.0 million was recorded in selling, general and administrative expense. The Company recorded gains on disposal of assets of $54.8 million relating to the sale of two large excess real estate properties and the sale of certain assets related to its previous divestiture of a joint venture. The restructuring charge in 1998 consisted of charges for severance benefits, charges to combine operations and consolidate facilities, environmental and litigation reserves, charges for impairment of inventory and rental tools, the write-down of a former consolidated joint venture, the write-off and write-down of certain assets, a ceiling test charge for the Company's oil and gas properties and a write-down of real estate held for sale. In 1998, the charges reflected in cost of revenues, selling, general and administrative expense and restructuring charges were $305.0 million, $68.7 million and $215.8 million, respectively.

(6) See Note 10 and Note 1 of the Notes to Consolidated Financial Statements in
    Item 8 herein for descriptions of the cumulative effect of accounting change in 2002 and 2001, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements of the Company for the years ended December 31, 2002, 2001 and 2000 and the related Notes to Consolidated Financial Statements contained in
Item 8 herein.

FORWARD-LOOKING STATEMENTS

    MD&A and certain statements in the Notes to Consolidated Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (each a "Forward-Looking Statement"). The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "forecasts," "will," "could," "may," "suggest," "likely" and similar expressions, and the negative thereof, are intended to identify forward-looking statements. Baker Hughes' expectations regarding its business outlook, customer spending, oil and gas prices and the business environment for the Company and the industry in general are only its forecasts regarding these matters. These forecasts may be substantially different from actual results, which are affected by the following risk factors: the level of petroleum industry exploration and production expenditures; drilling rig and oil and gas industry manpower and equipment availability; the Company's ability to implement and effect price increases for its products and services; the Company's ability to control its costs; the availability of sufficient manufacturing capacity and subcontracting capacity at forecasted costs to meet the Company's revenue goals; the ability of the Company to introduce new technology on its forecasted schedule and at its forecasted cost; the ability of the Company's competitors to capture market share; the Company's ability to retain or increase its market share; the Company's completion of its proposed West Africa disposition; world economic conditions; the price of, and the demand for, crude oil and natural gas; drilling activity; weather conditions that affect the demand for energy and severe weather conditions that affect exploration and production activities; the legislative and regulatory environment in the U.S. and other countries in which the Company operates; Organization of Petroleum Exporting Countries ("OPEC") policy and the adherence by OPEC nations to their OPEC production quotas; war or extended period of international conflict involving the U.S., the Middle East and other major petroleum-producing or consuming regions; acts of war or terrorism; civil unrest or in-country security concerns where the Company operates; the development of technology by Baker Hughes or its competitors that lowers overall finding and development costs; new laws and regulations that could have a significant impact on the future operations and conduct of all businesses as a result of the financial deterioration and bankruptcies of large U.S. entities; labor-related actions, including strikes, slowdowns and facility occupations; the condition of the capital and equity markets in general; adverse foreign exchange fluctuations and adverse changes in the capital markets in international locations where the Company operates; and the timing of any of the foregoing. See "Business Environment" for a more detailed discussion of certain of these risk factors.

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

    The Oilfield segment consists of six operating divisions - Baker Atlas, Baker Oil Tools, Baker Petrolite, Centrilift, Hughes Christensen and INTEQ - that manufacture and sell products and provide services used in the oil and gas exploration industry, including drilling, formation evaluation, completion and production of oil and gas wells. The Oilfield segment also includes the Company's investment in the WesternGeco venture. For the year ended December 31, 2002, revenues from the Oilfield segment accounted for 97.6% of total revenues.

    The Process segment consists of one operating division, BIRD Machine, and the Company's investment in the Petreco venture. BIRD Machine manufactures and sells a broad range of continuous and batch centrifuges and specialty filters for separating, dewatering or classifying process and waste streams.

    The business environment for the Company's Oilfield segment and its corresponding operating results can be significantly affected by the level of energy industry capital expenditures for the exploration and production ("E&P") of oil and gas reserves. These expenditures are influenced strongly by expectations about the supply and demand for crude oil and natural gas products and by the energy price environment.

    The Company does business in approximately 70 countries. According to Transparency International's annual Corruption Perceptions Index ("CPI") survey, a high degree of corruption is perceived to exist in many of these countries. For example, the Company does business in about one-half of the 30 countries having the worst scores in Transparency International's CPI survey for 2002. The Company devotes significant resources to the development, maintenance and enforcement of its Business Code of Conduct policy, its Foreign Corrupt Practices Act (the "FCPA") policy, its internal control processes and procedures, as well as other compliance related policies. Notwithstanding the devotion of such resources, and in part as a consequence thereof, the Company, from time to time, discovers or receives information alleging potential violations of the FCPA and the Company's policies, processes and procedures. The Company conducts internal investigations of these potential violations. The Company anticipates that the devotion of significant resources to compliance related issues, including the necessity for such internal investigations, will continue to be an aspect of doing business in a number of the countries in which oil and gas exploration, development and production take place and the Company is requested to conduct operations.

    Key risk factors currently influencing the worldwide crude oil and gas markets are:

    Production control - the degree to which individual OPEC nations and other large oil and gas producing countries, including, but not limited to, Mexico, Norway and Russia, are willing and able to control production and exports of crude oil to decrease or increase supply and support their targeted oil price while meeting their market share objectives. Key measures of production control include actual production levels compared with target or quota production levels, oil price compared with targeted oil price and changes in each country's market share.

    Global economic growth - particularly the impact of the U.S. and Western European economies and the economic activity in Japan, China, South Korea and the developing areas of Asia where the correlation between energy demand and economic growth is strong. An important factor in the global economic growth in 2003 will be the strength and timing of a U.S. economic recovery. Key measures include U.S. and global economic activity, global energy demand and forecasts of future demand by governments and private organizations.

    Oil and gas storage inventory levels - a measure of the balance between supply and demand. A key measure of U.S. natural gas inventories is the storage level reported weekly by the U.S. Department of Energy compared with historic levels. Key measures for oil inventories include U.S. inventory levels reported by the U.S. Department of Energy and American Petroleum Institute and worldwide estimates reported by the International Energy Agency, again compared with historic levels.

    Ability to produce natural gas - the amount of natural gas that can be produced is a function of the number of new wells drilled, completed and connected to pipelines as well as the rate of reservoir depletion and production from existing wells. Advanced technologies, such as horizontal drilling, result in improved total recovery, but also result in a more rapid production decline.

    Technological progress - in the design and application of new products that allow oil and gas companies to drill fewer wells and to drill, complete and produce wells faster, recover more hydrocarbons and to do so at lower cost. Also key are the overall levels of research and engineering spending and the pace at which new technology is introduced commercially and accepted by customers.

    Maturity of the resource base - of known hydrocarbon reserves in the North Sea, U.S., Canada and Latin America.

    Pace of new investment - access to capital and the reinvestment of available cash flow into existing and emerging markets. Key measures of access to capital include cash flow, interest rates, analysis of oil and gas company leverage and equity offering activity. Access to capital is particularly important for smaller independent oil and gas companies.

    Energy prices and price volatility - the impact of widely fluctuating commodity prices on the stability of the market and subsequent impact on customer spending. Sustained higher energy prices can be an impediment to economic growth. While current energy prices are important contributors to positive cash flow at E&P companies, expectations for future prices are more important for determining future E&P spending.

    Possible supply disruptions - from key oil exporting countries, including but not limited to, Iraq, Saudi Arabia and other Middle Eastern countries and Venezuela, due to political instability or military activity. In addition, adverse weather such as hurricanes could impact production facilities, causing supply disruptions.

    Weather - the impact of variations in temperatures as compared with normal weather patterns and the related effect on demand for oil and natural gas. A key measure of the impact of weather on energy demand is population-weighted heating and cooling degree days as reported by the U.S. Department of Energy and forecasts of warmer than normal or cooler than normal temperatures.

OIL AND GAS PRICES

    Generally, customers' expectations about their prospects from oil and gas sales and customers' expenditures to explore for or produce oil and gas rise or fall with corresponding changes in the prices of oil or gas. Accordingly, changes in these expenditures will normally result in increased or decreased demand for the Company's products and services in its Oilfield segment. West Texas Intermediate ("WTI") crude oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

                                         2002           2001          2000
------------------------------------------------------------------------------
WTI crude oil ($/bbl)                 $    26.17     $    25.96    $    30.37
U.S. Spot Natural Gas ($/MMBtu)             3.37           3.96          4.30

    WTI crude oil prices averaged $26.17/bbl in 2002, rising from a low of $17.97/bbl in January to a high of $32.72/bbl in December. Production cuts by both OPEC and non-OPEC producers late in 2001 were carried into the beginning of 2002 and averted a substantial price decline driven by rising inventories early in the year. Over the course of the year, however, oil prices rose above what the historical relationship between prices and inventories would suggest was appropriate, driven primarily by concerns of a possible supply disruption resulting from a military campaign in Iraq. This "war premium" fluctuated in a range estimated to be between $2/bbl to $6/bbl for the first three quarters of 2002. In the fourth quarter, prices softened briefly on concerns the market would be oversupplied due to rising OPEC production rates before strengthening again in December on renewed supply concerns amidst a general strike in Venezuela and ongoing uncertainty regarding the possibility of a military conflict in Iraq.

    During 2002, natural gas prices averaged $3.37/MMBtu. While lower than the 2001 average of $3.96/MMBtu, prices generally rose over the course of 2002, similar to oil prices. From a low of $1.98/MMBtu in January, prices rose as high as $5.29/MMBtu in December. The rise in natural gas prices over the course of the year was driven primarily by tightening supply. The year over year gas storage surplus continued its decline from a December 2001 peak. The first week of November 2002 marked the start of the withdrawal season, some five weeks earlier than in 2001, as well as the first time storage levels showed a year over year deficit since May 2001. This tightening of the gas market was driven primarily by accelerating declines in gas production as North American drilling activity in 2002 trended downward to be well below 2001 levels.

RIG COUNTS

    The Company is engaged in the oilfield service industry providing products and services that are used in exploring for, developing and producing oil and gas reservoirs. When drilling or workover rigs are active, they consume many of the products and services provided by the oilfield service industry. The rig counts act as a leading indicator of consumption of products and services used in drilling, completing, producing and processing hydrocarbons. Rig count trends are governed by the exploration and development spending by oil and gas companies, which in turn is influenced by current and future price expectations for oil and natural gas. Rig counts therefore generally reflect the relative strength and stability of energy prices.

    The Company has been providing rig counts to the public since 1944. The Company gathers all relevant data through its field service personnel worldwide who routinely visit the various rigs operating in their areas. This data is then compiled and distributed to various wire services and trade associations and is published on the Company's website. Rig counts are compiled weekly for the U.S. and Canada and monthly for all international and workover rigs. North American rigs are counted as active if the well being drilled has been started and drilling has not been completed on the day the count is taken. For an international rig to be counted as active on a monthly basis, drilling operations must comprise at least 15 days during the month. Published international rig counts do not include rigs drilling in Russia or China because this information is extremely difficult to obtain. The Company's rig counts are summarized in the table below as averages for each of the periods indicated.

                              2002               2001                2000
--------------------------------------------------------------------------
U.S. - Land                     717              1,003                 778
U.S. - Offshore                 113                153                 140
Canada                          263                341                 345
--------------------------------------------------------------------------
  North America               1,093              1,497               1,263
--------------------------------------------------------------------------
Latin America                   214                262                 227
North Sea                        52                 56                  45
Other Europe                     36                 39                  38
Africa                           58                 53                  46
Middle East                     201                179                 156
Asia Pacific                    171                157                 140
--------------------------------------------------------------------------
  Outside North America         732                746                 652
--------------------------------------------------------------------------
Worldwide                     1,825              2,243               1,915
==========================================================================

U.S. Workover Rigs            1,010              1,211               1,056
==========================================================================

INDUSTRY OUTLOOK

    Caution is advised that the factors described above in "Forward Looking Statements" and "Business Environment" could negatively impact the Company's expectations for oil and gas demand, oil and gas prices and drilling activity.

    Oil - The balance between oil supply and oil demand is tight as 2003 begins. The ongoing turmoil in Venezuela has disrupted supplies and resulted in extremely low oil inventory levels in the U.S. OPEC has decided to increase production to offset the loss of approximately 2 million barrels per day of Venezuelan production; however, crude oil from the Middle East generally takes over one month to arrive in the U.S. due to longer transit times. Complicating the situation is the uncertainty associated with the possibility and timing of military action in the Middle East and any additional disruptions in supply. As a result, oil prices are expected to average between $30/bbl and $35/bbl in the first quarter of 2003. In 2003, prices could trade in a much broader range depending on the nature, duration and outcome of any potential military action in Iraq, the duration and resolution of the strike in Venezuela, the willingness and the ability of OPEC nations and other key nations to manage production levels to stabilize prices and the pace of worldwide economic activity.

    North America Natural Gas - In 2003, prices are expected to trade between $3.50/MMBtu and $4.50/MMBtu. Natural gas could trade at the top of this range in 2003 if weather is colder than expected, if the U.S. economy, particularly the industrial sector, exhibits growth and if continued levels of customer spending result in further natural gas production declines. Prices could move to the bottom of this range if the U.S. economic recovery is delayed or weaker than expected or if weather is milder than expected.

    Customer Spending - Based upon the Company's discussions with its major customers, its review of published industry reports and the Company's outlook for oil and gas prices described above, the anticipated customer spending trends are as follows:

    - North America - Spending in North America, primarily towards developing natural gas supplies, is expected to increase approximately 10% to 15% in 2003 compared with 2002.

    - Outside North America - Customer spending, primarily directed at developing oil supplies, is expected to be flat to up by 5% in 2003 compared with 2002.

    -   Total spending is expected to be up 4% to 6% in 2003 compared with 2002.

    Drilling Activity - Based upon the Company's outlooks for oil and natural gas prices and customer spending described above, the Company's outlook for drilling activity, as measured by the Baker Hughes rig count, is as follows:

    - The North American rig count is expected to increase approximately 8% to 10% in 2003 compared with 2002. The U.S. rig count is expected to rise throughout the year and end the year at approximately 950 to 1,100 rigs.

    - Drilling activity outside of North America, excluding Venezuela, is expected to remain steady in 2003 and is expected to increase as much as 3% to 5% compared with 2002.

COMPANY OUTLOOK

    The Company expects that 2003 will be stronger than 2002, with revenues expected to increase by approximately 4% to 6% as compared with 2002, with related improvements in operating results, primarily in the second half of the year. Activity is expected to improve in the second half of 2003 as a result of increased drilling activity in the U.S., primarily due to relatively higher commodity prices. Activity outside of the U.S. is also expected to increase as a result of the relatively high crude oil prices. The Company expects the first quarter of 2003 activity to be down compared with the fourth quarter of 2002 due to the impact of reduced business activity levels in Venezuela, reduced export sales and downward pricing pressures on the Company's products and services.

    On December 2, 2002, PdVSA, the national oil company of Venezuela, initiated a strike intended to force Venezuelan President Hugo Chavez to resign from office and call new elections. The strike effectively shut down activity in the Venezuelan energy industry and led to a general strike which had a severe impact on the Venezuelan economy. By the end of December 2002, exploration and development activity was at less than 25% of its pre-strike levels. The nature and timing of a resolution is uncertain. Even if there is a quick resolution to the crisis, it is expected to take several months for activity levels in Venezuela to return to normal. The Company has implemented a cost reduction effort in Venezuela and has reduced new investments of capital in the country. The strike has significantly impacted the Company's Venezuelan operations and it is expected to have a lingering impact after it is resolved until activity returns to pre-strike levels. Revenues for Venezuela for the years ended December 31, 2002, 2001 and 2000 totaled $143.7 million, $232.7 million and $277.4 million, respectively. At December 31, 2002 and 2001, net property in Venezuela totaled $26.6 million and $37.4 million, respectively.

    In Argentina, the weakening peso and related economic issues did not materially impact the Company's business during 2002. This impact did, however, include devaluation losses, delays and losses associated with collecting outstanding accounts receivable and reduced demand for the Company's products and services. Although the economic environment had stabilized by the end of 2002, there could be additional losses if there were to be additional currency devaluations or if the Company's customers encounter additional financial difficulty, thereby impacting their ability to pay amounts due to the Company. In addition, the economic environment in Argentina will likely continue to negatively impact the exploration and production spending plans of the Company's customers for 2003. The Company has responded to this situation in a number of ways, including renegotiating with its customers for acceptable payment terms, increasing the use of U.S. dollar based invoicing (or U.S. dollar equivalent pricing and invoicing), adjusting pricing and contracts to reflect the changes in Argentina's currency and shipping products to Argentina directly from outside the country with payment made offshore in U.S. dollars or equivalent currency. At December 31, 2002, net property in Argentina totaled $9.4 million. Revenues for Argentina for the year ended December 31, 2002 totaled $69.7 million.

    Aspects of the U.S.-Iraqi conflict and the war on terrorism are likely to have an impact on 2003 results. Currently, expectations of military activity and potential supply disruptions have resulted in a "war premium" for crude oil and strong cash flows for our customers. Should military action take place and be resolved quickly, resulting in an increase in oil production from Iraq, oil prices could fall significantly. However, should military action not be resolved quickly, resulting in extended supply disruptions, oil prices could be sustained at higher prices. The Company cannot predict the extent of the impact that any such events may have on the Company.

CRITICAL ACCOUNTING POLICIES

    The Company's discussion and analysis of its financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company's significant accounting policies are described in the Notes to Consolidated Financial Statements. The preparation of the consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures about contingent assets and liabilities. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes.

    The Company has defined a critical accounting policy as one that is both important to the understanding of the Company's financial condition and results of operations and requires the management of the Company to make difficult, subjective or complex judgments or estimates. The Company believes the following are the critical accounting polices used in the preparation of the Company's consolidated financial statements as well as the significant judgments and uncertainties affecting the application of these policies.

REVENUE RECOGNITION

    Inherent in the Company's revenue recognition policy is the determination of the collectibility of amounts due from its customers, which requires the Company to use estimates and exercise judgment. The Company routinely monitors its customers' payment history and current credit worthiness to determine that collectibility is reasonably assured. This requires the Company to make frequent judgments and estimates in order to determine the appropriate period to recognize a sale to a customer and the amount of valuation allowances required for doubtful accounts. The Company records provisions for doubtful accounts when it becomes evident that the customer will not be able to make the required payments either at contractual due dates or in the future. Changes in the financial condition of the Company's customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required.

INVENTORIES

    The Company's inventory is a significant component of current assets and is stated at the lower of cost or market. The Company regularly reviews inventory quantities on hand and records provisions for excess or obsolete inventory based primarily on its estimated forecast of product demand, market conditions, production requirements and technological developments. Significant or unanticipated changes to the Company's forecasts of these items, either adverse or positive, could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required.

IMPAIRMENT OF LONG-LIVED ASSETS

    Long-lived assets, which include property, goodwill, intangible assets and certain other assets, comprise a significant amount of the Company's total assets. The Company makes judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, the carrying values of these assets are periodically reviewed for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires the Company to make long-term forecasts of its future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for the Company's products and services, future market conditions and technological developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period.

INCOME TAXES

    The Company uses the liability method for determining income taxes, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. While the Company has considered estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowances, changes in these estimates and assumptions could require the Company to adjust the valuation allowances for its deferred tax assets.

    The Company operates in more than 70 countries under many legal forms. As a result, the Company is subject to numerous domestic and foreign tax jurisdictions and tax agreements and treaties among the various taxing authorities. The Company's operations in these different jurisdictions are taxed on various bases: income before taxes, deemed profits (which is generally determined using a percentage of revenues rather than profits) and withholding taxes based on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or the Company's level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that the Company provides during any given year.

    The Company's and its subsidiaries' tax filings for various periods are subjected to audit by tax authorities in most jurisdictions where they conduct business. These audits may result in assessments of additional taxes that are resolved with the authorities or potentially through the courts. The Company believes that these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. In these situations, the Company provides only for the amounts the Company believes will ultimately result from these proceedings.

WESTERNGECO

    On November 30, 2000, the Company and Schlumberger and certain wholly owned subsidiaries of Schlumberger created a venture by transferring the seismic fleets, data processing assets, exclusive and nonexclusive multiclient surveys and other assets of the Company's Western Geophysical division and Schlumberger's Geco-Prakla business unit. The venture operates under the name of WesternGeco. The Company and Schlumberger own 30% and 70% of the venture, respectively. The Company accounts for this investment using the equity method of accounting. In conjunction with the transaction, the Company received $493.4 million in cash from Schlumberger in exchange for the transfer of a portion of the Company's ownership in WesternGeco. The Company also contributed $15.0 million in working capital to WesternGeco. The Company did not recognize any gain or loss resulting from the initial formation of the venture due to the Company's material continued involvement in the operations of WesternGeco. In addition, as soon as practicable after November 30, 2004, the Company or Schlumberger will make a cash true-up payment to the other party based on a formula comparing the ratio of the net present value of sales revenue from each party's contributed multiclient seismic libraries during the four-year period ending November 30, 2004 and the ratio of the net book value of those libraries as of November 30, 2000. The maximum payment that either party will be required to make as a result of this adjustment is $100.0 million. In the event that future sales from the contributed libraries continue in the same relative percentages incurred through December 31, 2002, any payment made by either party is not expected to be significant. Any payment to be received or paid by the Company will be recorded as an adjustment to the carrying value of its investment in WesternGeco.

    Summarized financial information for Western Geophysical for the eleven months ended November 30, 2000, the effective date of the close, included in the Company's consolidated financial statements is as follows for the year ended December 31 (in millions):

                                                                      2000
-----------------------------------------------------------------------------
Revenues                                                           $   723.7
Income before income taxes(1)                                           56.9
Expenditures for capital assets and multiclient seismic data           309.6

(1) Includes restructuring charges and corporate allocations excluding interest.

DISCONTINUED OPERATIONS

    In November 2002, the Company sold EIMCO Process Equipment ("EIMCO"), a division of the Process segment, and received total proceeds of $48.9 million, of which $4.9 million is held in escrow pending completion of final adjustments of the purchase price. In December 2002, the Company entered into exclusive negotiations for the sale of the Company's interest in its oil producing operations in West Africa and received $10.0 million as a deposit. The sale is subject to the execution of a definitive sale agreement and is expected to close in the first quarter of 2003. In accordance with generally accepted accounting principles, the Company has reclassified the consolidated financial statements for all prior periods to present both of these operations as discontinued.

    Summarized financial information from discontinued operations is as follows for the years ended December 31 (in millions):

                                           2002           2001          2000
-------------------------------------------------------------------------------
Revenues:
  EIMCO                                $    138.0     $    181.1     $    165.4
  Oil producing operations                   49.1           61.5          126.3
-------------------------------------------------------------------------------
Total                                  $    187.1     $    242.6     $    291.7
===============================================================================

Income (loss) before income taxes:
  EIMCO                                $     (1.5)    $        -     $      8.7
  Oil producing operations                   19.7           27.8           70.8
-------------------------------------------------------------------------------
Total                                        18.2           27.8           79.5
-------------------------------------------------------------------------------
Income taxes:
  EIMCO                                       0.5              -           (3.0)
  Oil producing operations                   (8.7)          (7.2)         (35.9)
-------------------------------------------------------------------------------
Total                                        (8.2)          (7.2)         (38.9)
-------------------------------------------------------------------------------
Income (loss) before loss
  on disposal:
  EIMCO                                      (1.0)             -            5.7
  Oil producing operations                   11.0           20.6           34.9
-------------------------------------------------------------------------------
Total                                        10.0           20.6           40.6
Loss on disposal of EIMCO:
  Loss on write-down to fair value,
    net of tax of $1.2                       (2.3)             -              -
  Recognition of cumulative foreign
    currency translation adjustments
    in earnings                             (20.0)             -              -
-------------------------------------------------------------------------------
Income (loss) from discontinued
  operations                           $    (12.3)    $     20.6     $     40.6
===============================================================================

RESULTS OF OPERATIONS

    The Company is engaged primarily in the oilfield service industry, which accounted for 97.6%, 97.3% and 96.8% of total revenues in 2002, 2001 and 2000, respectively. As a result, the discussion regarding the consolidated results of operations is primarily focused on the Company's Oilfield segment.

REVENUES

    Revenues for 2002 were $5,020.4 million, a decrease of 2.3% compared with 2001. Oilfield revenues were $4,901.5 million, a decrease of 2.0% compared with 2001. Oilfield revenues in North America, which accounted for 40.1% of total Oilfield revenues, decreased 12.9% compared with 2001. This decrease reflects lower activity in the U.S. land and offshore operations and Canada, as evidenced by a 27.0% decrease in the North American rig count. Inclement weather in the Gulf of Mexico, including Tropical Storm Isidore and Hurricane Lili, also contributed to the decline. Outside North America, Oilfield revenues increased 6.9% compared with 2001. This increase reflects the improvement in international drilling activity, particularly in the Middle East and Asia Pacific, partially offset by weaker revenues in Latin America due to the political and economic environments in Argentina and Venezuela and the impact of a labor strike in Norway.

    Revenues for 2001 were $5,139.6 million, an increase of 4.0% compared with 2000. Oilfield revenues were $5,001.9 million, an increase of 4.5% compared with 2000. Oilfield revenues in North America, which accounted for 45.1% of total Oilfield revenues, increased 4.4% compared with 2000. This increase reflects the increased drilling activity in this area, as evidenced by a 18.5% increase in the North American rig count, and improved pricing for the Company's products and services. Outside North America, Oilfield revenues increased 4.7% compared with 2000. This increase reflects the improvement in international drilling activity, particularly in the North Sea, Latin America and the Middle East.

GROSS MARGIN

    Gross margin was 27.8%, 28.9% and 21.3% for 2002, 2001 and 2000, respectively. The decrease in gross margin for 2002 compared with 2001 is the result of the Company's current strategy not to significantly reduce its work force to match current activity levels, pricing pressures and a change in the geographic and product mix from the sale of the Company's products and services. The increase in gross margin for 2001 compared with 2000 was primarily the result of pricing improvements for the Company's products and services, primarily in North America, higher utilization of the Company's assets and continued cost management measures throughout the Company.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses for 2002 were $840.6 million, an increase of 7.5% compared with 2001. SG&A expenses as a percentage of revenues for 2002 and 2001 were 16.7% and 15.2%, respectively. These increases were primarily due to the impact of the weakening U.S. dollar and the resulting foreign exchange losses; increased depreciation of the cost associated with the now substantially completed implementation of SAP R/3, an enterprise-wide accounting and business application software system; and the Company's current strategy not to significantly reduce its work force to match current market activity levels.

    SG&A expenses for 2001 were $781.7 million, an increase of 8.4% compared with 2000. SG&A expenses as a percentage of consolidated revenues for 2001 and 2000 were 15.2% and 14.6%, respectively. These increases were primarily due to increased costs to support the higher revenue level, increased employee incentive costs and decreased foreign exchange gains.

RESTRUCTURING CHARGES

    Restructuring charges are comprised of the following for the years ended December 31 (in millions):

                                         2002           2001             2000
-------------------------------------------------------------------------------
German operations of BIRD Machine     $    (1.9)     $     6.0        $       -
Oil and gas exploration business              -           (4.2)            29.5
WesternGeco formation                         -              -              6.0
Seismic operations and other                  -              -            (28.5)
-------------------------------------------------------------------------------
Restructuring charges                 $    (1.9)     $     1.8        $     7.0
===============================================================================

GERMAN OPERATIONS OF BIRD MACHINE

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

OIL AND GAS EXPLORATION BUSINESS

    In October 2000, the Company's Board of Directors approved the Company's plan to substantially exit the oil and gas exploration business. The Company's oil and gas exploration business included various small producing working interests and undeveloped properties around the world and a working interest in West Africa that accounted for substantially all of the Company's revenue from oil and gas operations, which interest is now reflected as a discontinued operation. The Company had determined that future capital requirements were more than the Company was willing to commit and that this business was not consistent with its long-term plans. As a result, the Company recorded restructuring charges of $29.5 million, consisting of $5.5 million of severance, $7.8 million for costs to settle contractual obligations and a $16.2 million loss for the write-off of the Company's undeveloped exploration properties in certain foreign jurisdictions.

    The severance charges were for approximately 50 employees, of which 24 employees have been terminated as of December 31, 2002. The Company has paid $2.6 million of this accrued severance through 2002. Based on current estimates, the Company expects that the remainder of the accrued severance will be paid during 2003 or as the employees leave the Company.

    Included in the costs to settle contractual obligations was $4.5 million for the minimum amount of the Company's share of project costs relating to the Company's interest in an oil and gas property in Colombia. After unsuccessful attempts to negotiate a settlement with its joint venture partner, the Company decided to abandon further involvement in this project. Subsequently, in 2001, a third party approached the Company and agreed to assume the remaining obligations in exchange for the Company's interest in the project. Accordingly, the Company reversed $4.2 million related to this obligation. The Company has paid $2.7 million of accrued contractual obligations through 2002. The remaining contractual obligations will be paid as the Company settles with the various counterparties.

WESTERNGECO FORMATION

    In 2000, the Company recorded an expense of $6.0 million in connection with the restructuring of its seismic operations through the formation of WesternGeco. This consisted of compensation cost of $3.0 million for stock options retained by certain employees who became employees of WesternGeco and $3.0 million for vacation costs accrued as part of its agreement with the Company's venture partner. The compensation cost of the options was measured using the intrinsic value method.

SEISMIC OPERATIONS AND OTHER

    In October 1999, the Company recorded a restructuring charge of $115.0 million related to the downsizing of its seismic operations. During the ensuing six months, the seismic industry continued to deteriorate, resulting in further consolidations in the industry. In May 2000, the Company announced the formation of WesternGeco. As a result of this venture formation, the original restructuring plan was modified, which resulted in a $17.6 million reversal of the original charge. Such reversal included $7.5 million from the retention by the venture of approximately 400 employees that had been identified for termination and lower than expected moving and derigging costs of certain marine vessels. The reversal also included $9.0 million related to the Company's successful negotiation of more favorable terms related to the final termination of 10 marine vessel leases during May and June 2000.

    The reversals in 2000 also included $10.9 million, which primarily related to a $4.0 million recovery from a receivable written off as a restructuring charge in 1998 and $4.2 million from favorable settlements related to litigation originally accrued for as restructuring charges in 1998 and 1997.

(GAIN) LOSS ON DISPOSAL OF ASSETS

    During 2001, the Company recognized a gain of $3.4 million on the disposition of its interest in a joint venture within the Oilfield segment and received net proceeds of $6.0 million from this transaction. The Company also recognized a loss of $1.0 million on the sale of a product line within the Oilfield segment.

    During 2000, in conjunction with the Company's plan to substantially exit the oil and gas exploration business, the Company sold its interests in its China, Gulf of Mexico and Gabon oil and gas properties and recorded a loss of $75.5 million on the sale of these properties. Net proceeds from these sales were $53.4 million and were used to repay outstanding indebtedness. In addition, the Company recognized gains of $7.6 million on the sale of various product lines within the Oilfield segment.

EQUITY IN INCOME (LOSS) OF AFFILIATES

    Equity in income (loss) of affiliates relates to the Company's share of the income (loss) of affiliates accounted for using the equity method of accounting. Included in equity in income (loss) of affiliates for the year ended December 31, 2001 and 2000 is $7.9 million and $1.9 million, respectively, related to the amortization of goodwill associated with equity method investments. In conjunction with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, the Company discontinued the amortization of goodwill associated with equity method investments effective January 1, 2002.

    Equity in income (loss) of affiliates for 2002 was $(69.7) million, a decrease of $115.5 million compared with 2001. The Company's most significant equity method investment is its 30% interest in WesternGeco. The operating results of WesternGeco have been adversely affected by the continuing overall weakness in the seismic industry. As a result of this weakness, WesternGeco recorded a restructuring charge of $300.7 million for impairment of its multiclient library, reductions in workforce, closing land-based seismic operations in the U.S. lower 48 states and Canada and reducing its marine seismic fleet. The Company's portion of the charge was $90.2 million and is recorded in equity in income (loss) of affiliates.

    Equity in income (loss) of affiliates for 2001 was $45.8 million, an increase of $50.4 million compared with 2000. The increase in equity in income
(loss) of affiliates for 2001 compared with 2000 is primarily due to the inclusion of a full year of the Company's share of the net income of WesternGeco, offset by a $10.3 million charge related to the write-off of certain assets associated with WesternGeco.

INTEREST EXPENSE

    Interest expense for 2002 decreased $15.2 million compared with 2001. The decrease was primarily due to lower total debt levels resulting from cash flow from operations coupled with lower average interest rates on the Company's short-term debt, commercial paper and interest rate swaps. The approximate weighted average interest rate on short-term debt and commercial paper was 1.8% for 2002 compared with 4.0% for 2001.

    Interest expense for 2001 decreased $53.5 million compared with 2000. The decrease was primarily due to lower total debt levels coupled with lower average interest rates on short-term debt and commercial paper. Average short-term debt and commercial paper for 2001 was $259.7 million compared with $929.0 million for 2000. The approximate average interest rate on short-term debt and commercial paper was 4.0% for 2001 compared with 6.3% for 2000.

INTEREST INCOME

    Interest income primarily relates to income earned on cash and cash equivalents, except for 2001, when interest income also included $5.4 million from a settlement with the Internal Revenue Service ("IRS") related to an examination of certain 1994 through 1997 pre-acquisition tax returns and related refund claims of Western Atlas Inc. ("Western Atlas").

INCOME TAXES

    The Company's effective tax rates differ from the statutory income tax rate of 35% due to lower effective rates on international operations offset by higher taxes within the WesternGeco venture. During 2002, the Company recognized an incremental effect of $40.2 million of additional taxes attributable to its portion of the operations of WesternGeco. Of this amount, $28.2 million related to the Company's portion of the restructuring charge for which there was no tax benefit. The remaining $12.0 million arose from operations of the venture due to: (i) the venture being taxed in certain foreign jurisdictions based on a deemed profit basis, which is a percentage of revenues rather than profit, and
(ii) unbenefitted foreign losses of the venture, which are operating losses in certain foreign jurisdictions where there was no current tax benefit and where a deferred tax asset was not recorded due to the uncertainty of realization. In 2001 and 2000, the amount of additional taxes resulting from operations of the venture was $14.8 million and $2.2 million, respectively.

    Also during 2002, a current year benefit of $14.4 million was recognized as the result of the settlement of an IRS examination related to the Company's September 30, 1996 through September 30, 1998 tax years. In 2001, a benefit of $23.5 million was recognized as a result of the settlement of the IRS examination of certain 1994 through 1997 pre-acquisition tax returns and related refund claims of Western Atlas.

    During 2000, the Company provided $9.4 million of foreign and additional U.S. taxes as a result of the repatriation of the proceeds from the formation of the WesternGeco venture. The formation of the venture also reduced the expected amount of foreign source income against which to use the Company's foreign tax credit carryover; therefore, the Company provided $35.6 million for additional U.S. taxes with respect to future repatriation of earnings necessary to utilize the foreign tax credit carryover.

    The Company's and its subsidiaries' tax filings for various periods are subjected to audit by tax authorities in most jurisdictions where they conduct business. These audits may result in assessments of additional taxes that are resolved with the authorities or potentially through the courts. The Company believes that these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. The Company has received tax assessments from various taxing authorities and is currently at varying stages of appeals and /or litigation regarding these matters. The Company believes it has substantial defenses to the questions being raised and will pursue all legal remedies should an unfavorable outcome result. The Company has provided for the amounts it believes will ultimately result from these proceedings.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

    On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138 (collectively referred to as SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at fair value. Depending on the intended use of the derivative and its effectiveness, changes in its fair value will be reported in the period of change as either a component of earnings or a component of accumulated other comprehensive loss. The adoption of SFAS No. 133 on January 1, 2001 resulted in a gain of $0.8 million, net of tax, recorded as the cumulative effect of an accounting change in the consolidated statement of operations and a gain of $1.2 million, net of tax, recorded in accumulated other comprehensive loss. During 2001, all of the $1.2 million gain was reclassified into earnings upon maturity of the contracts.

    On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired in a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and tested for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. Goodwill, including goodwill associated with equity method investments, and intangible assets with indefinite lives are not to be amortized, but tested for impairment annually or more frequently if circumstances indicate that impairment may exist.

    The adoption of SFAS No. 142 required the Company to perform a transitional test of goodwill in each of its reporting units as of January 1, 2002. The Company's reporting units were based on its organizational and reporting structure. Corporate and other assets and liabilities were allocated to the reporting units to the extent that they related to the operations of these reporting units. Valuations of the reporting units were performed by an independent third party.

    The goodwill in both of the operating divisions of the Company's Process segment was determined to be impaired using a combination of a market value and discounted cash flows approach to estimate fair value. Accordingly, the Company recognized a transitional impairment loss of $42.5 million, net of tax of $20.4 million. The transitional impairment loss was recorded in the first quarter of 2002 as the cumulative effect of accounting change in the consolidated statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's capital requirements have principally related to working capital needs, payment of dividends and capital expenditures. These requirements have primarily been met through internally generated funds.

    In 2002, net cash inflows from operating activities of continuing operations totaled $590.4 million, a decrease of $25.0 million compared with 2001. This decrease was primarily due to reduced profitability. Net cash inflows from operating activities of continuing operations in 2001 increased $100.7 million compared with 2000. This increase primarily related to higher net income.

    Expenditures for capital assets totaled $316.7 million, $303.5 million and $597.9 million for 2002, 2001 and 2000, respectively. The majority of these expenditures was for machinery and equipment and rental tools. Expenditures for capital assets in 2000 included $199.5 million for multiclient seismic data related to the Company's previously owned seismic division, Western Geophysical.

    The Company receives proceeds from the disposal of assets in either the normal course of its business (for example, reimbursement from customers for rental tools not recoverable or damaged during drilling) or from non-recurring asset sales, which are those transactions that are infrequent, significant in amount or unusual in nature (such as large excess real estate sales). During 2002, the Company received $77.7 million of proceeds from the disposal of assets. There were no significant non-recurring asset sales in 2002. During 2001, the Company received total proceeds of $77.7 million, which included non-recurring asset sales of $7.4 million related to the sale of a product line and the disposition of the Company's interest in a joint venture. During 2000, the Company received total proceeds of $213.0 million. Non-recurring asset sales totaled $124.5 million and included sales of product lines, the sale of the Company's interests in its China, Gulf of Mexico and Gabon oil and gas properties, and the sale of real estate held for sale.

    During 2002, the Company's Oilfield segment made three small acquisitions having an aggregate cash purchase price of $39.7 million, net of cash acquired. As a result of these acquisitions, the Company recorded approximately $28.4 million of goodwill. The purchase prices are allocated based on fair values of the acquisitions and may be subject to change based on the final determination of the purchase price allocations. In addition, during 2002, the Company invested $16.5 million in Luna Energy, L.L.C. ("Luna Energy"), a venture formed to develop, manufacture, commercialize, sell, market and distribute downhole fiber optic and other sensors for oil and gas exploration, production, transportation and refining applications. The Company has a 40% ownership interest in Luna Energy and accounts for this investment using the equity method of accounting.

    During 2002, the Company sold its EIMCO division for $48.9 million. The Company received $44.0 million, with the remainder of the sales price held in escrow pending completion of final adjustments of the purchase price.

    During 2002, the Company's Board of Directors authorized the Company to repurchase up to $275.0 million of its common stock. As of December 31, 2002, the Company has repurchased 1.8 million shares at an average price of $27.52 per share, for a total of $49.1 million. Upon repurchase, the shares were retired. The Company has authorization remaining to repurchase up to $225.9 million in common stock.

    The Company had two interest rate swap agreements that had been designated and had qualified as fair value hedging instruments. During 2002, the Company terminated the two agreements and received payments totaling $15.8 million upon cancellation. The deferred gains of $4.8 million and $11.0 million on the agreements are being amortized as a reduction of interest expense over the remaining lives of the underlying debt securities, which mature in June 2004 and January 2009, respectively.

    In 2001, the Company redeemed its outstanding Liquid Yield Options Notes at a redemption price of $786.13 per $1,000 principal amount, for a total of $301.8 million. The redemption was funded through the issuance of commercial paper. In connection with the early extinguishment of debt, the Company recorded an extraordinary loss of $2.3 million ($1.5 million after tax). In 2002 and 2001, commercial paper and short-term borrowings were reduced by $163.7 million and $67.9 million, respectively, primarily due to cash flow from operations. During 2000, commercial paper and short-term borrowings were reduced by $753.1 million primarily due to $117.7 million in proceeds from a sale/leaseback transaction and $493.4 million in proceeds from the formation of WesternGeco.

    Total debt outstanding at December 31, 2002 was $1,547.8 million, a decrease of $146.8 million compared with December 31, 2001. Debt was repaid primarily using cash flow from operations. The debt to equity ratio was 0.46 at December 31, 2002 compared with 0.51 at December 31, 2001. The Company's long-term objective is to maintain a debt to equity ratio between 0.40 and 0.60.

    At December 31, 2002, the Company had $966.2 million of credit facilities with commercial banks, of which $594.0 million was committed. The committed facilities expire in September 2003 ($56 million) and October 2003 ($538 million). There were no direct borrowings under these facilities during the years ended December 31, 2002 and 2001; however, to the extent the Company has outstanding commercial paper, available borrowings under the committed credit facilities are reduced. At December 31, 2002, the Company had no outstanding commercial paper. At December 31, 2001, the Company had $95.0 million in commercial paper outstanding under this program, with a weighted average interest rate of 2.0%.

    Cash flow from continuing operations is expected to be the principal source of liquidity in 2003. The Company believes that cash flow from continuing operations, combined with existing credit facilities, will provide the Company with sufficient capital resources and liquidity to manage its operations, meet debt obligations and fund projected capital expenditures. The Company currently expects 2003 capital expenditures to be between $330.0 million and $350.0 million, excluding acquisitions. The expenditures are expected to be used primarily for normal, recurring items necessary to support the growth and operations of the Company.

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

    The following table summarizes the Company's contractual obligations as of December 31, 2002 (in millions):

                                     PAYMENTS DUE BY PERIOD
                ----------------------------------------------------------------
                              LESS THAN       1 - 3        3 - 5         AFTER
                  TOTAL        1 YEAR         YEARS        YEARS        5 YEARS
--------------------------------------------------------------------------------
Total debt      $ 1,547.8     $   123.5     $   353.5    $     0.2     $ 1,070.6
Operating
  leases            293.3          61.8          84.0         37.2         110.3
Purchase
  obligations       148.1         107.3          27.2         13.6             -
--------------------------------------------------------------------------------
Total           $ 1,989.2     $   292.6     $   464.7    $    51.0     $ 1,180.9
================================================================================

    In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under letters of credit and other bank issued guarantees totaling approximately $193.5 million at December 31, 2002. In addition, at December 31, 2002, the Company has guaranteed debt and other obligations of third parties totaling $126.3 million, which includes $92.7 million described below in Related Party Transactions.

RELATED PARTY TRANSACTIONS

    In conjunction with the formation of WesternGeco, the Company transferred to the venture a lease on a seismic vessel. The Company is the sole guarantor of this lease obligation; however, Schlumberger has indemnified the Company for 70% of the total lease obligation. At December 31, 2002, the remaining commitment under this lease is $92.7 million. The lease expires in 2003, with an option to renew for an additional year.

    As soon as practicable after November 30, 2004, the Company or Schlumberger will make a cash true-up payment to the other party based on a formula comparing the ratio of the net present value of sales revenue from each party's contributed multiclient seismic libraries during the four-year period ending November 30, 2004 and the ratio of the net book value of those libraries as of November 30, 2000. The maximum payment that either party will be required to make as a result of this adjustment is $100.0 million. In the event that future sales from the contributed libraries continue in the same relative percentages incurred through

December 31, 2002, any payment made by either party is not expected to be significant. Any payment to be received or paid by the Company will be recorded as an adjustment to the carrying value of its investment in WesternGeco.

    In November 2000, the Company entered into an agreement with WesternGeco whereby WesternGeco subleased a facility from the Company for a period of ten years at then current market rates. During 2002 and 2001, the Company recorded $5.2 million and $5.9 million, respectively, of rental income from WesternGeco related to this lease.

    At December 31, 2002 and 2001, net accounts receivable from affiliates totaled $16.1 million and $33.5 million, respectively. There were no other significant related party transactions.

ACCOUNTING STANDARDS TO BE ADOPTED IN 2003

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over the life of the asset. The Company will adopt SFAS No. 143 for its fiscal year beginning January 1, 2003. The Company has not fully completed its analysis of the impact of the adoption of SFAS No. 143 but does not expect the adoption to have a significant impact on the Company's financial position or results of operations.

    In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of SFAS No. 146 will apply to any exit or disposal activities initiated by the Company after December 31, 2002.

    In November 2002, the FASB issued FASB interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and requires a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company is reviewing the provisions of FIN 45 relating to initial recognition and measurement of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 31, 2002, but does not expect the adoption to have a material impact on the consolidated financial statements. The Company adopted the new disclosure requirements for its fiscal year ended December 31, 2002.

    In December 2002, the FASB issued SFAS No. 148, Stock-Based Compensation - Transition and Disclosure, which amended SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require revised disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company adopted the new disclosure requirements for its fiscal year ended December 31, 2002.

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

LONG-TERM DEBT

    The Company is subject to interest rate risk on its long-term fixed interest rate debt. Commercial paper borrowings, other short-term borrowings and variable rate long-term debt do not give rise to significant interest rate risk because these borrowings either have maturities of less than three months or have variable interest rates. All other things being equal, the fair market value of the Company's debt with a fixed interest rate will increase as interest rates fall and will decrease as interest rates rise. This exposure to interest rate risk is managed by borrowing money that has a variable interest rate or using interest rate swaps to change fixed interest rate borrowings to variable interest rate borrowings.

    At December 31, 2002, the Company had fixed rate debt aggregating $1,524.6 million and variable rate debt aggregating $23.2 million. The following table sets forth, as of December 31, 2002 and 2001, the Company's principal cash flow requirements for its long-term debt obligations, which bear a fixed rate of interest and are denominated in U.S. Dollars, and the related weighted average effective interest rates by expected maturity dates. Additionally, the table sets forth the notional amounts and weighted average effective interest rates of the Company's interest rate swaps by expected maturity (dollar amounts in millions).

                                2002        2003         2004           2005         2006        2007     THEREAFTER      TOTAL
                              --------   -----------  -----------    ----------   -----------  --------  -------------  ---------
As of December 31, 2002:
Long-term debt(1)             $      -   $   100.3    $   353.4      $     0.1    $     0.2    $     -   $ 1,070.6      $ 1,524.6
  Weighted average
    effective interest rates                  6.08%        8.11%          4.15%        4.40%                  6.92%          7.14%

As of December 31, 2001:
Long-term debt(1)             $    0.7   $   100.1    $   350.0      $     0.1    $       -    $     -   $ 1,074.0      $ 1,524.9
  Weighted average
    effective interest rates     10.26%       6.04%        8.12%          8.00%                               6.93%          7.14%

Fixed to variable swaps:(2)
  Notional amount                                     $   100.0                                          $   325.0
  Pay rate                                                 5.74%(3)                                           5.73%(4)
  Receive rate                                             7.88%                                              6.25%

(1) Fair market value of long-term debt was $1,679.9 million at December 31, 2002 and $1,576.9 million at December 31, 2001.

(2) Fair market value of the interest rate swaps was a $1.3 million asset at December 31, 2001.

(3) Three-month LIBOR plus 2.7625%.

(4) Average six-month LIBOR for the Japanese Yen, the Euro and the Swiss Franc plus 3.16%.

INTEREST RATE SWAP AGREEMENTS

    The Company had two interest rate swap agreements that had been designated and had qualified as fair value hedging instruments. Due to the Company's outlook for interest rates, the Company terminated the two agreements and received payments totaling $15.8 million upon cancellation in 2002. The deferred gains of $4.8 million and $11.0 million on the agreements are being amortized as a reduction of interest expense over the remaining lives of the underlying debt securities, which mature in June 2004 and January 2009, respectively.

CRUDE OIL CONTRACTS

    During the year ended December 31, 2002, the Company entered into two crude oil contracts to mitigate price risk associated with production from the Company's interest in an oil producing property in West Africa. No gain or loss was recognized on the contracts. These contracts expired on December 31, 2002.

    During the year ended December 31, 2001, the Company entered into two crude oil contracts to mitigate price risk associated with production from the West African oil property. Based on the Company's outlook for crude oil prices, the Company elected to terminate these contracts prior to their maturity dates. Accordingly, the contracts were terminated on October 3, 2001, and the Company received a cash payment of $4.4 million. The net gain recognized in earnings in 2001 from all crude oil contracts was $3.1 million and was reported as part of discontinued operations in the consolidated statements of operations.

FOREIGN CURRENCY AND FOREIGN CURRENCY FORWARD CONTRACTS

    The Company's operations are conducted around the world in a number of different currencies. The majority of the Company's significant foreign subsidiaries have designated the local currency as their functional currency. As such, future earnings are subject to change due to changes in foreign currency exchange rates when transactions are denominated in currencies other than the Company's functional currencies. To minimize the need for foreign currency contracts, the Company's objective is to manage its foreign currency exposure by maintaining a minimal consolidated net asset or net liability position in a currency other than the functional currency.

    At December 31, 2002, the Company had entered into a foreign currency hedge with a notional amount of $20.0 million to hedge exposure to fluctuations in the British Pound Sterling. The contract is a cash flow hedge. Based on year-end quoted market prices for contracts with similar terms and maturity dates, no asset or liability was recorded as the forward price was substantially the same as the contract price.

    At December 31, 2001, the Company had entered into foreign currency forward contracts with notional amounts of $8.5 million, $1.0 million and $0.7 million to hedge exposure to currency fluctuations in the Canadian Dollar, the Indonesian Rupiah and the Euro, respectively. These contracts were cash flow hedges. Based on year-end quoted market prices for contracts with similar terms and maturity dates, no asset or liability was recorded as the forward prices were substantially the same as the contract prices.

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

    In fulfilling its responsibilities for the integrity of financial information, management maintains and relies on the Company's system of internal control. This system includes written policies, an organizational structure providing division of responsibilities, the selection and training of qualified personnel and a program of financial and operational reviews by a professional staff of corporate auditors. The system is designed to provide reasonable assurance that assets are safeguarded, transactions are executed in accordance with management's authorization and accounting records are reliable as a basis for the preparation of the consolidated financial statements. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control, and that the cost of such systems should not exceed the benefits to be derived there from. Management believes that, as of December 31, 2002, the Company's internal control system provides reasonable assurance that material errors or irregularities will be prevented or detected within a timely period and is cost effective.

    Management has also established and maintains a system of disclosure controls designed to provide reasonable assurance that information required to be disclosed is accumulated and reported in an accurate and timely manner. A Disclosure Control and Internal Control Committee is in place to oversee this process and management believes that these controls are effective.

    Management recognizes its responsibility for fostering a strong ethical climate so that the Company's affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in the Company's Business Code of Conduct which is distributed throughout the Company. Management maintains a systematic program to assess compliance with the policies included in the Business Code of Conduct.

    The Board of Directors, through its Audit/Ethics Committee composed solely of nonemployee directors, reviews the Company's financial reporting, accounting and ethical practices. In 2002, the Audit/Ethics Committee approved the selection of the Company's independent public accountants, Deloitte and Touche LLP, and their fee arrangements. It meets periodically with the independent public accountants, management and the corporate auditors to review the work of each and the propriety of the discharge of their responsibilities. The independent public accountants and the corporate auditors have full and free access to the Audit/Ethics Committee, without management present, to discuss auditing and financial reporting matters.

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

INDEPENDENT AUDITORS' REPORT

Stockholders of Baker Hughes Incorporated:

    We have audited the accompanying consolidated balance sheets of Baker Hughes Incorporated and its subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule II, valuation and qualifying accounts. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Baker Hughes Incorporated and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As described in Note 1 to the consolidated financial statements: effective as of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, which established new accounting and reporting standards for the recording, amortization and impairment of goodwill and other intangibles; and effective as of January 1, 2001, the Company adopted Statement of Financial Accounting Standards Nos. 133, 137 and 138, which established new accounting and reporting standards for derivative instruments and hedging activities.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 12, 2003

                            BAKER HUGHES INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                  YEAR ENDED DECEMBER 31,
                                           -----------------------------------
                                             2002         2001         2000
------------------------------------------------------------------------------
Revenues                                   $  5,020.4    $5,139.6    $ 4,942.1
------------------------------------------------------------------------------

Costs and expenses:
   Cost of revenues                           3,625.7     3,655.9      3,823.4
   Selling, general and administrative          840.6       781.7        721.3
   Restructuring charges                         (1.9)        1.8          7.0
   (Gain) loss on disposal of assets                -        (2.4)        67.9
------------------------------------------------------------------------------
   Total                                      4,464.4     4,437.0      4,619.6
------------------------------------------------------------------------------

Operating income                                556.0       702.6        322.5
Equity in income (loss) of affiliates           (69.7)       45.8         (4.6)
Interest expense                               (111.2)     (126.4)      (179.9)
Interest income                                   5.3        11.9          4.4
Gain on trading securities                          -           -         14.1
------------------------------------------------------------------------------

Income from continuing operations before
  income taxes                                  380.4       633.9        156.5
Income taxes                                   (156.7)     (215.8)       (94.8)
------------------------------------------------------------------------------

Income from continuing operations               223.7       418.1         61.7
Income (loss) from discontinued
  operations, net of tax                        (12.3)       20.6         40.6
------------------------------------------------------------------------------
Income before extraordinary loss and
   cumulative effect of accounting change       211.4       438.7        102.3
Extraordinary loss, net of tax                      -        (1.5)           -
Cumulative effect of accounting change,
  net of tax                                    (42.5)        0.8            -
------------------------------------------------------------------------------
Net income                                 $    168.9    $  438.0    $   102.3
==============================================================================

Basic earnings per share:
   Income from continuing operations       $     0.66    $   1.25    $    0.19
   Income (loss) from discontinued
     operations                                 (0.04)       0.06         0.12
   Extraordinary loss                               -           -            -
   Cumulative effect of accounting change       (0.12)          -            -
------------------------------------------------------------------------------
   Net income                                    0.50    $   1.31    $    0.31
==============================================================================

Diluted earnings per share:
   Income from continuing operations       $     0.66    $   1.24    $    0.19
   Income (loss) from discontinued
     operations                                 (0.04)       0.06         0.12
   Extraordinary loss                               -           -            -
   Cumulative effect of accounting change       (0.12)          -            -
------------------------------------------------------------------------------
   Net income                              $     0.50    $   1.30    $    0.31
==============================================================================

                 See Notes to Consolidated Financial Statements

                            BAKER HUGHES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                         (IN MILLIONS, EXCEPT PAR VALUE)

                                                             DECEMBER 31,
                                                    ----------------------------
                                                         2002           2001
--------------------------------------------------------------------------------
                                     ASSETS
Current Assets:
   Cash and cash equivalents                        $       143.9   $       38.7
   Accounts receivable - less allowance for
     doubtful accounts:
      December 31, 2002, $67.3; December 31,
        2001, $66.5                                       1,110.6        1,268.8
   Inventories                                            1,032.0        1,031.9
   Other current assets                                     204.7          235.4
   Assets of discontinued operations                         64.3          231.9
--------------------------------------------------------------------------------
      Total current assets                                2,555.5        2,806.7

Investment in affiliates                                    872.0          929.0
Property - less accumulated depreciation:
   December 31, 2002, $1,909.2; December 31,
     2001, $1,739.0                                       1,354.7        1,297.0
Goodwill                                                  1,226.6        1,248.3
Intangible assets - less accumulated
  amortization:
   December 31, 2002, $53.4; December 31,
     2001, $43.7                                            136.8          136.5
Other assets                                                255.2          258.7
--------------------------------------------------------------------------------
Total assets                                        $     6,400.8   $    6,676.2
================================================================================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                 $       389.2   $      537.2
   Short-term borrowings and current portion
     of long-term debt                                      123.5           12.2
   Accrued employee compensation                            254.0          311.4
   Other accrued liabilities                                267.4          272.2
   Liabilities of discontinued operations                    46.0           85.6
--------------------------------------------------------------------------------
      Total current liabilities                           1,080.1        1,218.6

Long-term debt                                            1,424.3        1,682.4
Deferred income taxes                                       166.7          204.4
Other long-term liabilities                                 332.5          243.0
Commitments and contingencies

Stockholders' equity:
   Common stock, one dollar par value (shares
     authorized - 750.0; outstanding -335.8
     at December 31, 2002 and 336.0 at
     December 31, 2001)                                     335.8          336.0
   Capital in excess of par value                         3,111.6        3,119.3
   Retained earnings                                        196.3          182.3
   Accumulated other comprehensive loss                    (246.5)        (309.8)
--------------------------------------------------------------------------------
Total stockholders' equity                                3,397.2        3,327.8
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity          $     6,400.8   $    6,676.2
================================================================================

                 See Notes to Consolidated Financial Statements

                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                         CAPITAL          RETAINED
                                                                        IN EXCESS         EARNINGS
                                                             COMMON        OF           (ACCUMULATED
                                                             STOCK      PAR VALUE         DEFICIT)
---------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                  $ 329.8   $      2,981.1     $   (51.5)
Comprehensive income:
   Net income                                                                                102.3
   Other comprehensive loss (net
      of tax of $0.7 and $2.0, respectively)
Total comprehensive income
Cash dividends ($0.46 per share)                                                            (152.1)
Stock issued pursuant to employee stock plans                   3.9             84.6
--------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                    333.7          3,065.7        (101.3)
Comprehensive income:
   Net income                                                                                438.0
   Other comprehensive loss (net
      of tax of $(0.2) and $3.2, respectively)
Total comprehensive income
Cash dividends ($0.46 per share)                                                            (154.4)
Stock issued pursuant to employee stock plans                   2.3             53.6
--------------------------------------------------------------------------------------------------
Balance, December 31, 2001                                    336.0          3,119.3         182.3
Comprehensive income:
   Net income                                                                                168.9
   Reclassifications included in net income due to
      sale of business
   Other comprehensive income (net
      of tax of $(0.2) and $15.7, respectively)
Total comprehensive income
Cash dividends ($0.46 per share)                                                            (154.9)
Stock issued pursuant to employee stock plans                   1.6             39.6
Repurchase of common stock                                     (1.8)           (47.3)
--------------------------------------------------------------------------------------------------
Balance, December 31,2002                                   $ 335.8   $      3,111.6     $   196.3
==================================================================================================

                                                              ACCUMULATED OTHER
                                                                COMPREHENSIVE
                                                                INCOME (LOSS)
                                                           -----------------------
                                                             FOREIGN
                                                             CURRENCY     PENSION
                                                           TRANSLATION   LIABILITY
                                                            ADJUSTMENT   ADJUSTMENT     TOTAL
------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                  $  (185.6)    $  (2.7)   $   3,071.1
Comprehensive income:
   Net income
   Other comprehensive loss (net
      of tax of $0.7 and $2.0, respectively)                    (59.5)       (3.6)
Total comprehensive income                                                                  39.2
Cash dividends ($0.46 per share)                                                          (152.1)
Stock issued pursuant to employee stock plans                                               88.5
------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                     (245.1)       (6.3)       3,046.7
Comprehensive income:
   Net income
   Other comprehensive loss (net
      of tax of $(0.2) and $3.2, respectively)                  (52.5)       (5.9)
Total comprehensive income                                                                 379.6
Cash dividends ($0.46 per share)                                                          (154.4)
Stock issued pursuant to employee stock plans                                               55.9
------------------------------------------------------------------------------------------------
Balance, December 31, 2001                                     (297.6)      (12.2)       3,327.8
Comprehensive income:
   Net income
   Reclassifications included in net income due to
      sale of business                                           20.0
   Other comprehensive income (net
      of tax of $(0.2) and $15.7, respectively)                  74.5       (31.2)
Total comprehensive income                                                                 232.2
Cash dividends ($0.46 per share)                                                          (154.9)
Stock issued pursuant to employee stock plans                                               41.2
Repurchase of common stock                                                                 (49.1)
------------------------------------------------------------------------------------------------
Balance, December 31,2002                                   $  (203.1)    $ (43.4)   $   3,397.2
================================================================================================

                 See Notes to Consolidated Financial Statements

                            BAKER HUGHES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                            YEAR ENDED DECEMBER 31,
                                                   --------------------------------------
                                                      2002           2001         2000
-----------------------------------------------------------------------------------------
Cash flows from operating activities:
Income from continuing operations                  $    223.7    $     418.1    $    61.7
Adjustments to reconcile income from continuing
   operations to net cash flows from
   operating activities:
   Depreciation, depletion and amortization             301.6          322.1        582.8
   Provision (benefit) for deferred income taxes         (0.7)          77.8         47.8
   Noncash portion of restructuring charge                  -              -         22.2
   Gain on trading securities                               -              -        (14.1)
   (Gain) loss on disposal of assets                    (45.6)         (34.6)        27.9
   Equity in (income) loss of affiliates                 69.7          (45.8)         4.6
   Change in operating accounts                          41.7         (122.2)      (218.2)
-----------------------------------------------------------------------------------------
Net cash flows from continuing operations               590.4          615.4        514.7
Net cash flows from discontinued operations              86.1          108.9         42.5
-----------------------------------------------------------------------------------------
Net cash flows from operating activities                676.5          724.3        557.2
-----------------------------------------------------------------------------------------

Cash flows from investing activities:
Expenditures for capital assets and multiclient
  seismic data                                         (316.7)        (303.5)      (597.9)
Acquisition of businesses, net of cash acquired         (39.7)             -            -
Investment in affiliate                                 (16.5)             -            -
Proceeds from sale of business                           44.0              -            -
Proceeds from disposal of assets                         77.7           77.7        213.0
Proceeds from sale of trading securities                    -              -         72.7
-----------------------------------------------------------------------------------------
Net cash flows from continuing operations              (251.2)        (225.8)      (312.2)
Net cash flows from discontinued operations              (0.7)         (15.5)        (1.3)
-----------------------------------------------------------------------------------------
Net cash flows from investing activities               (251.9)        (241.3)      (313.5)
-----------------------------------------------------------------------------------------

Cash flows from financing activities:
Net repayments of commercial paper and other
  short-term debt                                      (163.7)         (67.9)      (753.1)
Repayment of indebtedness                                   -         (301.8)           -
Proceeds from termination of interest rate swap
  agreements                                             15.8              -            -
Proceeds from sale of interest in affiliate                 -            9.0        493.4
Proceeds from sale/leaseback                                -              -        117.7
Proceeds from issuance of common stock                   38.3           50.1         70.9
Repurchase of common stock                              (49.1)             -            -
Dividends                                              (154.9)        (154.4)      (152.1)
-----------------------------------------------------------------------------------------
Net cash flows from continuing operations              (313.6)        (465.0)      (223.2)
Net cash flows from discontinued operations                 -              -            -
-----------------------------------------------------------------------------------------
Net cash flows from financing activities               (313.6)        (465.0)      (223.2)
-----------------------------------------------------------------------------------------

Effect of foreign exchange rate changes on cash          (5.8)          (3.7)        (7.8)
-----------------------------------------------------------------------------------------
Increase in cash and cash equivalents                   105.2           14.3         12.7
Cash and cash equivalents, beginning of year             38.7           24.4         11.7
-----------------------------------------------------------------------------------------
Cash and cash equivalents, end of year             $    143.9    $      38.7    $    24.4
=========================================================================================

                 See Notes to Consolidated Financial Statements

                            BAKER HUGHES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

    Baker Hughes Incorporated ("Baker Hughes") is engaged primarily in the oilfield services industry. Baker Hughes is a major supplier of wellbore related products, technology services and systems to the oil and gas industry on a worldwide basis and provides products and services for drilling, formation evaluation, completion and production of oil and gas wells. Baker Hughes also participates in the continuous process industry where it manufactures and markets a broad range of continuous and batch centrifuges and specialty filters.

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Baker Hughes and all majority owned subsidiaries (the "Company"). Investments in which the Company owns 20% to 50% and exercises significant influence over operating and financial policies are accounted for using the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation. In the Notes to Consolidated Financial Statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated.

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. While management believes that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates. Estimates are used for, but are not limited to, determining the following: allowance for doubtful accounts and inventory valuation reserves, recoverability of long-lived assets, useful lives used in depreciation and amortization, income taxes and related valuation allowances, and insurance, environmental, legal and restructuring accruals.

REVENUE RECOGNITION

    The Company's products and services are generally sold based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other significant post delivery obligations. Revenue is recognized for products upon delivery and when title passes or when services and tool rentals are rendered and only when collectibility is reasonably assured. Certain revenues from the Company's Process segment are reported on the percentage of completion method of accounting using measurements of progress towards completion appropriate for the products and services being provided. Provisions for estimated warranty returns or similar types of items are made at the time the related revenue is recognized.

CASH EQUIVALENTS

    The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is primarily determined on the average cost method and includes the cost of materials, labor and manufacturing overhead.

PROPERTY AND DEPRECIATION

    Property is stated at cost less accumulated depreciation, which is generally provided by using the straight-line method over the estimated useful lives of the individual assets. The Company manufactures a substantial portion of its rental tools and equipment, and the cost of these items, which includes direct and indirect manufacturing costs, are capitalized and carried in inventory until the tool is

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

completed and transferred into the rental tool fleet. Significant improvements and betterments are capitalized if they extend the useful life of the asset.

    In 2001, the Company substantially completed its development and implementation of SAP R/3 as an enterprise-wide software system. External direct costs of consulting services and payroll-related cost of employees who worked full-time on the implementation of the system were capitalized and classified in machinery and equipment. Costs associated with business process reengineering were expensed as incurred. Amortization of a pro-rata amount of the capitalized costs began as the system was implemented at each of the Company's operations.

    The Company currently has an interest in an oil producing property in West Africa that is classified as a discontinued operation. The Company uses the full-cost method of accounting for this property. Under this method, the Company capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and gas reserves. In accordance with full cost accounting rules, the Company performs a ceiling test on the carrying value of its oil and gas properties. During 2001, the Company recorded a charge of $2.2 million related to the ceiling test. During 2002 and 2000, there were no ceiling test charges recorded. Depreciation, depletion and amortization of oil and gas properties are computed using the unit-of-production method based upon production and estimates of proved reserves and totaled $16.6 million, $16.5 million and $25.7 million in 2002, 2001 and 2000, respectively. No costs were excluded from the full cost amortization pool. At December 31, 2002 and 2001, the Company's only cost center related to these properties in West Africa.

GOODWILL, INTANGIBLE ASSETS AND AMORTIZATION

    On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Goodwill, including goodwill associated with equity method investments, and intangible assets with indefinite lives are not amortized, but tested for impairment annually or more frequently if circumstances indicate that impairment may exist. Intangible assets with finite useful lives are amortized either on a straight-line basis over the asset's estimated useful life or on a basis that reflects the pattern in which the economic benefits of the intangible assets are consumed.

    In 2001 and 2000, goodwill was amortized using the straight-line method over the lesser of its expected useful life or 40 years.

IMPAIRMENT OF LONG-LIVED ASSETS

    Long-lived assets, which includes property, intangible assets and certain other assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The impairment loss is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related assets.

    On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and modifies the accounting and reporting of discontinued operations. The adoption of SFAS No. 144 resulted in the Company reflecting EIMCO Process Equipment ("EIMCO") and the Company's oil producing operations in West Africa as discontinued operations for each of the years presented.

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

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The Company intends to indefinitely reinvest earnings of certain non-U.S. subsidiaries in operations outside the United States; accordingly, the Company does not provide U.S. income taxes for such earnings.

    The Company operates in more than 70 countries under many legal forms. As a result, the Company is subject to many domestic and foreign tax jurisdictions and to many tax agreements and treaties among the various taxing authorities. The Company's operations in these different jurisdictions are taxed on various bases: income before taxes, deemed profits (which generally is determined using a percentage of revenues rather than profits) and withholding taxes based on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or the Company's level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that the Company provides during any given year.

    The Company's and its subsidiaries' tax filings for various periods are subjected to audit by tax authorities in most jurisdictions where they conduct business. These audits may result in assessments of additional taxes that are resolved with the authorities or potentially through the courts. The Company believes that these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. In these situations, the Company provides only for the amounts the Company believes will ultimately result from these proceedings.

PRODUCT WARRANTIES

    The Company sells certain of its products to customers with a product warranty that provides that customers can return a defective product during a specified warranty period following the purchase in exchange for a replacement product, repair at no cost to the customer or the issuance of a credit to the customer. The Company accrues its estimated exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred.

ENVIRONMENTAL MATTERS

    Remediation costs are accrued based on estimates of known environmental remediation exposure using currently available facts, existing environmental permits and technology and presently enacted laws and regulations. For sites where the Company is primarily responsible for the remediation, the Company's estimates of costs are developed based on internal evaluations and are not discounted. Such accruals are recorded when it is probable that the Company will be obligated to pay amounts for environmental site evaluation, remediation or related costs, and such amounts can be reasonably estimated. If the obligation can only be estimated within a range, the Company accrues the minimum amount in the range. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. Ongoing environmental compliance costs, such as obtaining environmental permits, installation of pollution control equipment and waste disposal, are expensed as incurred. Where the Company has been identified as a potentially responsible party in a United States federal or state "Superfund" site, the Company accrues its share of the estimated remediation costs of the site based on the ratio of the estimated volume of waste contributed to the site by the Company to the total volume of waste at the site.

FOREIGN CURRENCY TRANSLATION

    The majority of the Company's significant foreign subsidiaries have designated the local currency as their functional currency and, as such, gains and losses resulting from balance sheet translation of foreign operations are included as a separate component of accumulated other comprehensive loss within stockholders' equity. For those foreign subsidiaries that have designated the U.S. Dollar as the functional currency, gains and losses resulting from balance sheet translation of foreign operations are included in the consolidated statements of operations as incurred.

DERIVATIVE FINANCIAL INSTRUMENTS

    The Company monitors its exposure to various business risks including commodity price, foreign exchange rate and interest rate risks and occasionally uses derivative financial instruments to manage the impact of certain of these risks. The Company's policies do not permit the use of derivative financial instruments for speculative purposes. The Company uses forward exchange contracts and currency swaps to hedge certain firm commitments and transactions denominated in foreign currencies. The Company uses interest rate swaps to manage interest rate risk. The Company also used crude oil swaps and collars to hedge price risk associated with the Company's crude oil production in West Africa.

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138 (collectively referred to as SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at fair value. Depending on the intended use of the derivative and its effectiveness, changes in its fair value will be reported in the period of change as either a component of earnings or a component of accumulated other comprehensive loss. The adoption of SFAS No. 133 on January 1, 2001 resulted in a gain of $0.8 million, net of tax, recorded as the cumulative effect of an accounting change in the consolidated statement of operations and a gain of $1.2 million, net of tax, recorded in accumulated other comprehensive loss. During 2001, all of the $1.2 million gain was reclassified into earnings upon maturity of the contracts.

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

STOCK-BASED COMPENSATION

    The Company has elected to account for its stock-based compensation using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, no compensation expense is recognized when the number of shares granted is known and the exercise price of the stock option is equal to or greater than the market price of the Company's common stock on the grant date. The Company has no stock-based compensation associated with stock options reflected in its consolidated statements of operations.

    In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require revised disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company has adopted the new disclosure requirements for its fiscal year ended December 31, 2002 as reflected below.

    Under SFAS No. 123, the fair value of stock-based awards is calculated through the use of option pricing models. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

                                          ASSUMPTIONS
                ---------------------------------------------------------------
                                                    RISK-FREE        EXPECTED
                DIVIDEND          EXPECTED          INTEREST           LIFE
                 YIELD            VOLATILITY          RATE           (IN YEARS)
-------------------------------------------------------------------------------
2002                1.4%             45.0%              3.5%               3.8
2001                1.1%             53.0%              3.4%               3.1
2000                1.7%             59.6%              5.0%               3.2

    The weighted average fair values of options granted in 2002, 2001 and 2000 were $10.24, $15.04 and $11.15 per share, respectively.

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    If the Company had recognized compensation expense as if the fair value based method had been applied to all awards as provided for under SFAS No. 123, the Company's pro forma net income, earnings per share ("EPS") and stock-based compensation cost would have been as follows:

                                               2002        2001        2000
-----------------------------------------------------------------------------
Net income, as reported                      $  168.9    $   438.0   $  102.3
Add: Stock-based compensation included
   in reported net income, net of tax             2.1          1.5        0.8
Deduct: Stock-based compensation
   determined under the fair value method,
   net of tax                                   (23.3)       (21.2)     (19.0)
-----------------------------------------------------------------------------
Pro forma net income                         $  147.7    $   418.3   $   84.1
=============================================================================
Basic EPS
   As reported                               $   0.50    $    1.31   $   0.31
   Pro forma                                     0.44         1.25       0.25
Diluted EPS
   As reported                               $   0.50    $    1.30   $   0.31
   Pro forma                                     0.44         1.24       0.25

    These pro forma calculations may not be indicative of future amounts since the pro forma disclosure does not apply to options granted prior to 1996 and additional awards in future years are anticipated.

ACCOUNTING STANDARDS TO BE ADOPTED IN 2003

    In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over the life of the asset. The Company will adopt SFAS No. 143 for its fiscal year beginning January 1, 2003. The Company has not fully completed its analysis of the impact of the adoption of SFAS No. 143 but does not expect the adoption to have a significant impact on the Company's financial position or results of operations.

    In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of SFAS No. 146 will apply to any exit or disposal activities initiated by the Company after December 31, 2002.

    In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and requires a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company is reviewing the provisions of FIN 45 relating to initial recognition and measurement of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 31, 2002, but does not expect the adoption to have a material impact on the consolidated financial statements. The Company adopted the new disclosure requirements for its fiscal year ended December 31, 2002.

RECLASSIFICATIONS

    Certain reclassifications have been made to the prior years' consolidated financial statements to conform with the current year presentation.

NOTE 2. DISCONTINUED OPERATIONS

    In November 2002, the Company sold EIMCO, a division of the Process segment, and received total proceeds of $48.9 million, of which $4.9 million is held in escrow pending completion of final adjustments of the purchase price. In December 2002, the Company entered into exclusive negotiations for the sale of the Company's interest in its oil producing operations in West Africa and received

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$10.0 million as a deposit. The sale is subject to the execution of a definitive sale agreement and is expected to close in the first quarter of 2003. In accordance with generally accepted accounting principles, the Company has reclassified the consolidated financial statements for all prior periods to present these operations as discontinued.

    Summarized financial information from discontinued operations is as follows for the years ended December 31:

                                                 2002        2001         2000
--------------------------------------------------------------------------------
Revenues:
   EIMCO                                       $  138.0    $  181.1     $  165.4
   Oil producing operations                        49.1        61.5        126.3
--------------------------------------------------------------------------------
Total                                          $  187.1    $  242.6     $  291.7
================================================================================

Income (loss) before income taxes:
   EIMCO                                       $   (1.5)   $      -     $    8.7
   Oil producing operations                        19.7        27.8         70.8
--------------------------------------------------------------------------------
Total                                              18.2        27.8         79.5
--------------------------------------------------------------------------------
Income taxes:
   EIMCO                                            0.5           -         (3.0)
   Oil producing operations                        (8.7)       (7.2)       (35.9)
--------------------------------------------------------------------------------
Total                                              (8.2)       (7.2)       (38.9)
--------------------------------------------------------------------------------
Income (loss) before loss on disposal:
   EIMCO                                           (1.0)          -          5.7
   Oil producing operations                        11.0        20.6         34.9
--------------------------------------------------------------------------------
Total                                              10.0        20.6         40.6
Loss on disposal of EIMCO:
   Loss on write-down to fair value, net of
      tax of $1.2                                  (2.3)          -            -
   Recognition of cumulative foreign currency
      translation adjustments in earnings         (20.0)          -            -
--------------------------------------------------------------------------------
Income (loss) from discontinued operations     $  (12.3)   $   20.6     $   40.6
================================================================================

    Assets and liabilities of discontinued operations are as follows for the years ended December 31:

                                                    2002        2001
-----------------------------------------------------------------------
Cash and cash equivalents                        $     3.2    $     6.7
Accounts receivable - net                              9.0         96.5
Inventories                                            2.1         17.9
Other current assets                                   1.2          1.4
Property - net                                        48.8         74.3
Goodwill                                                 -         12.0
Intangible assets - net                                  -         17.5
Other assets                                             -          5.6
-----------------------------------------------------------------------
Assets of discontinued operations                $    64.3    $   231.9
=======================================================================

Accounts payable                                 $     2.7    $    35.9
Accrued employee compensation                          2.9          7.3
Other accrued liabilities                             17.1         36.2
Deferred income taxes                                 20.3          5.8
Other long-term liabilities                            3.0          0.4
-----------------------------------------------------------------------
Liabilities of discontinued operations           $    46.0    $    85.6
=======================================================================

NOTE 3. ACQUISITIONS

    In 2002, the Company made three small acquisitions within its Oilfield segment having an aggregate cash purchase price of $39.7 million, net of cash acquired. As a result of these acquisitions, the Company recorded approximately $28.4 million of goodwill. The purchase prices are allocated based on fair values of the acquisitions and may be subject to change based on the final determination of

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the purchase price allocations. Pro forma results of operations have not been presented because the effects of these acquisitions were not material to the Company's consolidated financial statements on either an individual or aggregate basis.

NOTE 4. RESTRUCTURING CHARGES AND OTHER ITEMS

    Restructuring charges are comprised of the following for the years ended December 31:

                                           2002              2001          2000
---------------------------------------------------------------------------------
German operations of BIRD Machine        $   (1.9)         $   6.0       $      -
Oil and gas exploration business                -             (4.2)          29.5
WesternGeco formation                           -                -            6.0
Seismic operations and other                    -                -          (28.5)
---------------------------------------------------------------------------------
Restructuring charges                    $   (1.9)         $   1.8       $    7.0
=================================================================================

GERMAN OPERATIONS OF BIRD MACHINE

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

OIL AND GAS EXPLORATION BUSINESS

    In October 2000, the Company's Board of Directors approved the Company's plan to substantially exit the oil and gas exploration business. The Company's oil and gas exploration business then included various small producing working interests and undeveloped properties around the world. It also included a working interest in West Africa that accounted for substantially all of the Company's revenue from oil and gas operations, which interest is now reflected as a discontinued operation. The Company had determined that future capital requirements were more than the Company was willing to commit and that this business was not consistent with its long-term plans. As a result, the Company recorded restructuring charges of $29.5 million, consisting of $5.5 million of severance, $7.8 million for costs to settle contractual obligations and a $16.2 million loss for the write-off of the Company's undeveloped exploration properties in certain foreign jurisdictions.

    The severance charges were for approximately 50 employees, of which 24 employees have been terminated as of December 31, 2002. The employee groups being terminated are executive, engineering, field service and support personnel. The amount accrued for severance was based upon the positions eliminated and the Company's specific or statutory plans in place for these operations and did not include any portion of the employees' salary through their severance dates. The Company has paid $2.6 million of this accrued severance through 2002. Based on current estimates, the Company expects that the remainder of the accrued severance will be paid during 2003 or as the employees leave the Company.

    Included in the costs to settle contractual obligations was $4.5 million for the minimum amount of the Company's share of project costs relating to the Company's interest in an oil and gas property in Colombia. After unsuccessful attempts to negotiate a settlement with its joint venture partner, the Company decided to abandon further involvement in this project. Subsequently, in 2001, a third party approached the Company and agreed to assume the remaining obligations in exchange for the Company's interest in the project. Accordingly, the Company reversed $4.2 million related to this obligation. The Company has paid $2.5 million of accrued contractual obligations through 2002. The remaining contractual obligations will be paid as the Company settles with the various counterparties.

WESTERNGECO FORMATION

    In 2000, the Company recorded an expense of $6.0 million in connection with the formation of WesternGeco. This consisted of compensation cost of $3.0 million for stock options retained by certain employees who became employees of WesternGeco and $3.0 million for vacation costs accrued as part of its agreement with the Company's venture partner. The compensation cost of the options was measured using the intrinsic value method.

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEISMIC OPERATIONS AND OTHER

    In 1999, as a result of the decline in oil prices, the seismic industry experienced low activity levels in the marine and land acquisition markets; however, a build-up in marine acquisition capacity continued. Several of the Company's competitors in the seismic industry also upgraded their existing fleets, resulting in significant excess operational capacity in the seismic market. The Company determined that market activity levels for the seismic industry would be depressed for an extended period of time. The Company recognized the need to address the over capacity problem in this industry and developed a plan to downsize its seismic operations. Accordingly, the Company recorded a restructuring charge during the fourth quarter of 1999 totaling $115.0 million. During the ensuing six months, the seismic industry continued to deteriorate, resulting in further consolidations in the industry. In May 2000, the Company announced the formation of WesternGeco. As a result of this venture formation, the original restructuring plan was modified, which resulted in a $17.6 million reversal of the original charge. Such reversal included $7.5 million from the retention by the venture of approximately 400 employees that had been identified for termination and lower than expected moving and derigging costs of certain marine vessels. The reversal also included $9.0 million related to the Company's successful negotiation of more favorable terms related to the final termination of 10 marine vessel leases during May and June 2000.

    The reversals in 2000 also included $10.9 million, which primarily related to a $4.0 million recovery from a receivable originally written off as a restructuring charge in 1998 and $4.2 million from favorable settlements related to litigation originally accrued for as restructuring charges in 1998 and 1997.

(GAIN) LOSS ON DISPOSAL OF ASSETS

    During 2001, the Company recognized a gain of $3.4 million on the disposition of its interest in a joint venture within the Oilfield segment and received net proceeds of $6.0 million from this transaction. The Company also recognized a loss of $1.0 million on the sale of a product line within the Oilfield segment.

    During 2000, in conjunction with the Company's plan to substantially exit the oil and gas exploration business, the Company sold its interests in its China, Gulf of Mexico and Gabon oil and gas properties and recorded a loss of $75.5 million on the sale of these properties. Net proceeds from these sales were $53.4 million and were used to repay outstanding indebtedness. In addition, the Company recognized gains of $7.6 million on the sale of various product lines within the Oilfield segment.

NOTE 5. INCOME TAXES

    The provision for income taxes is comprised of the following for the years ended December 31:

                                          2002                2001                2000
----------------------------------------------------------------------------------------
Current:
   United States                       $     16.0          $     1.9            $    2.1
   Foreign                                  141.4              136.1                44.9
----------------------------------------------------------------------------------------
Total current                               157.4              138.0                47.0
----------------------------------------------------------------------------------------
Deferred:
   United States                              8.9               77.5                17.4
   Foreign                                   (9.6)               0.3                30.4
----------------------------------------------------------------------------------------
Total deferred                               (0.7)              77.8                47.8
----------------------------------------------------------------------------------------
Provision for income taxes             $    156.7          $   215.8            $   94.8
========================================================================================

    The geographic sources of income from continuing operations before income taxes are as follows for the years ended December 31:

                                           2002               2001                 2000
----------------------------------------------------------------------------------------
United States                           $    49.2         $    216.5            $  (15.2)
Foreign                                     331.2              417.4               171.7
----------------------------------------------------------------------------------------
Total                                   $   380.4         $    633.9            $  156.5
========================================================================================

    Tax benefits of $1.4 million, $5.5 million and $5.8 million associated with the exercise of employee stock options were allocated to equity and recorded in capital in excess of par value in the years ended December 31, 2002, 2001 and 2000, respectively.

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to income from continuing operations before income taxes for the reasons set forth below for the years ended December 31:

                                             2002        2001         2000
----------------------------------------------------------------------------
Statutory income tax at 35%               $   133.1    $   221.9    $   54.8
Formation-related taxes for WesternGeco           -            -        45.0
Effect of WesternGeco operations               40.2         14.8         2.2
Effect of foreign operations                  (14.4)           -       (24.8)
Net tax (benefit) charge related to
  foreign losses                               10.0         (7.4)       11.7
Nondeductible goodwill amortization               -          8.5         6.7
State income taxes - net of U.S. tax
  benefit                                       2.7          2.7         1.3
IRS audit agreement and refund claims         (14.4)       (23.5)          -
Other - net                                    (0.5)        (1.2)       (2.1)
----------------------------------------------------------------------------
Provision for income taxes                $   156.7    $   215.8    $   94.8
============================================================================

    During 2002, the Company recognized an incremental effect of $40.2 million of additional taxes attributable to its portion of the operations of WesternGeco. Of this amount, $28.2 million related to the Company's portion of the restructuring charge for which there was no tax benefit. The remaining $12.0 million arose from operations of the venture due to: (i) the venture being taxed in certain foreign jurisdictions based on a deemed profit basis, which is a percentage of revenues rather than profits, and (ii) unbenefitted foreign losses of the venture which are operating losses in certain foreign jurisdictions where there was no current tax benefit and where a deferred tax asset was not recorded due to the uncertainty of realization. In 2001 and 2000, the amount of additional taxes resulting from operations of the venture was $14.8 million and $2.2 million, respectively.

    Also during 2002, the Company recognized a current year benefit of $14.4 million as the result of the settlement of an Internal Revenue Service ("IRS") examination related to the Company's September 30, 1996 through September 30, 1998 tax years. In 2001, a benefit of $23.5 million was recognized as a result of the settlement of the IRS examination of certain 1994 through 1997 pre-acquisition tax returns and related refund claims of Western Atlas Inc.

    The Company has received tax assessments from various taxing authorities and is currently at varying stages of appeals and /or litigation regarding these matters. The Company believes it has substantial defenses to the questions being raised and will pursue all legal defenses should an unfavorable outcome result. The Company has provided for the amounts it believes will ultimately result from these proceedings.

    During 2000, as a result of the repatriation of the proceeds from the formation of the WesternGeco venture, the Company incurred $3.4 million of foreign withholdings and other taxes and provided $6.0 million of additional U.S. taxes. In addition, the formation of the venture reduced the expected amount of foreign source income available in the future to utilize the Company's foreign tax credit carryover; accordingly, the Company provided $35.6 million for additional U.S. taxes with respect to future repatriation of earnings necessary to utilize the foreign tax credit carryover. Such amounts, aggregating $45.0 million, are presented in the above income tax rate reconciliation table under the caption "Formation-related taxes for WesternGeco."

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. The tax effects of the Company's temporary differences and carryforwards are as follows at December 31:

                                                         2002             2001
--------------------------------------------------------------------------------
Deferred tax assets:
   Receivables                                        $      9.4       $    15.8
   Inventory                                               106.9           100.7
   Employee benefits                                        27.5            20.3
   Other accrued expenses                                   43.0            47.0
   Operating loss carryforwards                             69.4            59.3
   Tax credit carryforwards                                 95.8           186.9
   Other                                                    59.1            61.7
--------------------------------------------------------------------------------
   Subtotal                                                411.1           491.7
   Valuation allowances                                    (45.9)          (45.4)
--------------------------------------------------------------------------------
Total                                                      365.2           446.3
--------------------------------------------------------------------------------

Deferred tax liabilities:
   Property                                                151.6           141.0
   Other assets                                             78.3            97.5
   Goodwill                                                 85.7           108.7
   Undistributed earnings of foreign subsidiaries           24.0            74.9
   Other                                                    57.1            30.4
--------------------------------------------------------------------------------
Total                                                      396.7           452.5
--------------------------------------------------------------------------------
Net deferred tax liability                            $     31.5       $     6.2
================================================================================

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

    At December 31, 2002, the Company had approximately $8.7 million of foreign tax credits and $61.5 million of general business credits available to offset future payments of federal income taxes, expiring in varying amounts between 2005 and 2023. The Company's $25.6 million alternative minimum tax credits may be carried forward indefinitely under current U.S. law. The operating loss carryforwards without a valuation allowance will expire in varying amounts over the next twenty years.

NOTE 6. EARNINGS PER SHARE

    A reconciliation of the number of shares used for the basic and diluted EPS computations is as follows for the years ended December 31:

                                               2002            2001       2000
-------------------------------------------------------------------------------
Weighted average common shares
  outstanding for basic EPS                    336.8          335.6       330.9
Effect of dilutive securities - stock plans      1.1            1.8         2.0
-------------------------------------------------------------------------------
Adjusted weighted average common shares
  outstanding for diluted EPS                  337.9          337.4       332.9
===============================================================================

Future potentially anti-dilutive shares
  excluded from diluted EPS:
    Options with option price greater than
      market price                               5.0            4.6         3.6
    Liquid Yield Options Notes ("LYONS")
      convertible into common stock                -              -         7.2

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7. INVENTORIES

    Inventories are comprised of the following at December 31:

                                                      2002               2001
----------------------------------------------------------------------------------
Finished goods                                   $        842.7     $        847.0
Work in process                                            96.7               89.0
Raw materials                                              92.6               95.9
----------------------------------------------------------------------------------
Total                                            $      1,032.0     $      1,031.9
==================================================================================

NOTE 8. INVESTMENTS IN AFFILIATES

    The Company has investments in affiliates that are accounted for using the equity method of accounting. The most significant of these affiliates is WesternGeco, a seismic venture formed on November 30, 2000 between the Company and Schlumberger Limited ("Schlumberger"). The Company and Schlumberger own 30% and 70% of the venture, respectively. The Company contributed certain assets of its Western Geophysical division with a net book value of $1.1 billion, consisting primarily of multiclient seismic data and property and $15.0 million in working capital to WesternGeco. The Company did not recognize any gain or loss resulting from the initial formation of the venture due to the Company's material continued involvement in the operations of WesternGeco. The Company incurred fees and expenses of approximately $16.6 million in connection with the transaction. Of this total, $10.6 million of direct costs were capitalized to the Company's investment and $6.0 million were recorded as a restructuring charge in the Company's consolidated statement of operations for the year ended December 31, 2000. In conjunction with the transaction, the Company received $493.4 million in cash from Schlumberger in exchange for the transfer of a portion of the Company's ownership in WesternGeco.

    Additionally, as soon as practicable after November 30, 2004, the Company or Schlumberger will make a cash true-up payment to the other party based on a formula comparing the ratio of the net present value of sales revenue from each party's contributed multiclient seismic data libraries during the four-year period ending November 30, 2004 and the ratio of the net book value of those libraries as of November 30, 2000. The maximum payment that either party will be required to make as a result of this adjustment is $100.0 million. In the event that future sales from the contributed libraries continue in the same relative percentages incurred through December 31, 2002, any payment made by either party is not expected to be significant. Any payment to be received or paid by the Company will be recorded as an adjustment to the carrying value of its investment in WesternGeco.

    In conjunction with the formation of WesternGeco, the Company transferred to the venture a lease on a seismic vessel. The Company is the sole guarantor of this lease obligation; however, Schlumberger has indemnified the Company for 70% of the total lease obligation. At December 31, 2002, the remaining commitment under this lease is $92.7 million. In November 2000, the Company also entered into an agreement with WesternGeco whereby WesternGeco subleased a facility from the Company for a period of ten years at then current market rates. During 2002 and 2001, the Company recorded $5.2 million and $5.9 million, respectively, of rental income from WesternGeco.

    Included in the caption "Equity in income (loss) of affiliates" in the Company's consolidated statement of operations for 2002 was $90.2 million for the Company's share of a $300.7 million restructuring charge taken by WesternGeco. The charge related to the impairment of WesternGeco's multiclient library, as well as reducing the WesternGeco workforce, closing the land-based seismic operations in the U.S. lower 48 states and Canada, and reducing the marine seismic fleet. Included in the caption "Equity in income (loss) of affiliates" for 2001 and 2000 are $10.3 million for asset impairment charges and $9.5 million for restructuring and integration charges, respectively, both associated with WesternGeco.

    On October 30, 2001, the Company and Sequel Holdings, Inc. ("Sequel") created an entity to operate under the name of Petreco International ("Petreco"). The Company contributed $16.6 million of net assets of the refining and production product line of its Process segment to Petreco consisting primarily of intangible assets, accounts receivable and inventories. In conjunction with the transaction, the Company received $9.0 million in cash and two promissory notes totaling $10.0 million, which were subsequently exchanged for preferred stock of Petreco during 2002. Profits are shared by the Company and Sequel in 49% and 51% interests, respectively. Sequel is entitled to a liquidation preference upon the liquidation or sale of Petreco. The Company accounts for its ownership in Petreco using the equity method of accounting and did not recognize any gain or loss from the initial formation of the entity due to the Company's material continued involvement in the operations of Petreco.

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    During 2002, the Company invested $16.5 million for a 40% interest in Luna Energy, L.L.C. ("Luna Energy"), a venture formed to develop, manufacture, commercialize, sell, market and distribute down hole fiber optic and other sensors for oil and gas exploration, production, transportation and refining applications.

    Summarized unaudited combined financial information for all equity method affiliates is as follows as of December 31:

                                                2002                 2001
----------------------------------------------------------------------------
Combined operating results:
   Revenues                                 $   1,550.6           $  1,752.9
   Operating income (loss)                       (228.9)               226.1
   Net income (loss)                             (320.2)               118.2

Combined financial position:
   Current assets                           $     589.2           $  1,016.9
   Noncurrent assets                            1,968.3              2,072.0
----------------------------------------------------------------------------
   Total assets                             $   2,557.5           $  3,088.9
============================================================================

   Current liabilities                      $     765.5           $    961.2
   Noncurrent liabilities                         125.8                130.2
   Stockholders' equity                         1,666.2              1,997.5
----------------------------------------------------------------------------
   Total liabilities and
     stockholders' equity                   $   2,557.5           $  3,088.9
============================================================================

    At December 31, 2002 and 2001, net accounts receivable from unconsolidated affiliates totaled $16.1 million and $33.5 million, respectively. As of December 31, 2002 and 2001, the excess of the Company's investment over the Company's equity in affiliates is $310.2 million and $294.4 million, respectively. In conjunction with the adoption of SFAS No. 142, the Company discontinued the amortization of goodwill associated with equity method investments effective January 1, 2002. Amortization expense for the years ended December 31, 2001 and 2000 of $7.9 million and $1.9 million, respectively, is included in the Company's equity in income (loss) of affiliates.

NOTE 9. PROPERTY

    Property is comprised of the following at December 31:

                              DEPRECIATION
                                 PERIOD            2002              2001
-------------------------------------------------------------------------------
Land                                          $          39.6   $          38.6
Buildings and improvements    5 - 40 years              565.2             524.5
Machinery and equipment       2 - 15 years            1,719.9           1,624.4
Rental tools and equipment    1 - 10 years              939.2             848.5
-------------------------------------------------------------------------------
Total property                                        3,263.9           3,036.0
Accumulated depreciation                             (1,909.2)         (1,739.0)
-------------------------------------------------------------------------------
Property - net                                $       1,354.7   $       1,297.0
===============================================================================

NOTE 10. GOODWILL AND INTANGIBLE ASSETS

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

    The goodwill in both the EIMCO and BIRD Machine operating divisions of the Company's Process segment was determined to be impaired using a combination of a market value and discounted cash flows approach to estimate fair value. Accordingly, the Company recognized transitional impairment losses of $42.5 million, net of income taxes of $20.4 million. The transitional

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

impairment losses were recorded in the first quarter of 2002 as the cumulative effect of accounting change in the consolidated statement of operations. The Company has elected to perform its annual impairment test as of October 1. There were no impairments in 2002 related to this annual impairment test.

    Goodwill of $12.1 million associated with EIMCO is included in assets of discontinued operations at December 31, 2001.

    The changes in the carrying amount of goodwill (net of accumulated amortization) for the year ended December 31, 2002 are as follows:

                                        OILFIELD      PROCESS         TOTAL
------------------------------------------------------------------------------
Balance as of December 31, 2001       $   1,197.5    $    50.8     $   1,248.3
Transitional impairment loss -
  BIRD Machine                                  -        (50.8)          (50.8)
Goodwill acquired during the period          28.4            -            28.4
Translation adjustments and other             0.7            -             0.7
------------------------------------------------------------------------------
Balance as of December 31, 2002       $   1,226.6    $       -     $   1,226.6
==============================================================================

    Intangible assets, which continue to be amortized, are comprised of the following for the years ended December 31:

                                 2002                             2001
                   -------------------------------  --------------------------------
                     GROSS                            GROSS
                    CARRYING   ACCUMULATED           CARRYING    ACCUMULATED
                     AMOUNT   AMORTIZATION   NET      AMOUNT    AMORTIZATION   NET
------------------------------------------------------------------------------------
Technology-based   $   169.4   $   (38.6)   $130.8  $    164.1   $   (30.3)   $133.8
Marketing-related        5.7        (4.8)      0.9         5.8        (4.6)      1.2
Contract-based          10.3        (7.2)      3.1         7.2        (6.4)      0.8
Customer-based           0.6        (0.1)      0.5           -           -         -
Other                    4.2        (2.7)      1.5         3.1        (2.4)      0.7
------------------------------------------------------------------------------------
Total              $   190.2   $   (53.4)   $136.8  $    180.2   $   (43.7)   $136.5
====================================================================================

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

    Amortization expense for the years ended December 31, 2002, 2001 and 2000 was $10.0 million, $54.3 million and $62.3 million, respectively. Estimated amortization expense for each of the subsequent five fiscal years is expected to be within the range of $8.0 million to $13.1 million.

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and goodwill associated with equity method investments effective January 1, 2002. The pro forma results of operations of the Company, giving effect to SFAS No. 142 as if it were adopted on January 1, 2000, are as follows for the years ended December 31:

                                                    2002           2001            2000
------------------------------------------------------------------------------------------
Net income:
   As reported                                   $   168.9      $   438.0       $    102.3
   Goodwill amortization                                 -           46.8             45.8
   Intangible asset amortization                         -            0.4              0.4
------------------------------------------------------------------------------------------
   Pro forma                                     $   168.9      $   485.2       $    148.5
==========================================================================================

Basic earnings per share:
   As reported                                   $    0.50      $    1.31       $     0.31
   Goodwill amortization                                 -           0.14             0.14
   Intangible asset amortization                         -              -                -
------------------------------------------------------------------------------------------
   Pro forma                                     $    0.50      $    1.45       $     0.45
==========================================================================================

Diluted earnings per share:
   As reported                                   $    0.50      $    1.30       $     0.31
   Goodwill amortization                                 -           0.14             0.14
   Intangible asset amortization                         -              -                -
------------------------------------------------------------------------------------------
   Pro forma                                     $    0.50      $    1.44       $     0.45
==========================================================================================

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11. INDEBTEDNESS

      Total debt consisted of the following at December 31:

                                                         2002         2001
-----------------------------------------------------------------------------
Short-term debt with a weighted average interest
 rate of 2.25% at  December 31, 2002 (4.90% at
 December 31, 2001)                                 $     23.2   $       89.1

Commercial Paper with a weighted average interest
 rate of 2.00% at December 31, 2001                          -           95.0

5.8% Notes due February 2003 with an effective
 interest rate of 6.04%,  net of unamortized
 discount of $0.1 at December 31, 2001                   100.0           99.9

8% Notes due May 2004 with an effective interest
 rate of 8.08%,  net of unamortized discount of
 $0.2 at December 31, 2002 ($0.3 at
 December 31, 2001)                                       99.8           99.7

7.875% Notes due June 2004 with an effective
  interest rate of 8.13%, net of unamortized
  discount of $0.7 at December 31, 2002 ($1.0
  at December 31, 2001)                                  253.3          251.2

6.25% Notes due January 2009 with an effective
  interest rate of 6.38%, net of unamortized
  discount of $1.9 at December 31, 2002 ($2.2 at
  December 31, 2001)                                     333.6          321.9

6% Notes due February 2009 with an effective
  interest rate of 6.11%, net of unamortized
  discount of $1.0 at December 31, 2002 ($1.2 at
  December 31, 2001)                                     199.0          198.8

8.55% Debentures due June 2024 with an effective
  interest rate of 8.80%, net of unamortized
  discount of $2.7 at December 31, 2002 ($2.5 at
  December 31, 2001)                                     147.3          147.5

6.875% Notes due January 2029 with an effective
  interest rate of  7.08%, net of unamortized
  discount of $9.2 at December 31, 2002 ($9.4
  at December 31, 2001)                                  390.8          390.6

Other debt                                                 0.8            0.9
-----------------------------------------------------------------------------
Total debt                                             1,547.8        1,694.6
Less short-term debt and current maturities              123.5           12.2
-----------------------------------------------------------------------------
Long-term debt                                      $  1,424.3   $    1,682.4
=============================================================================

    At December 31, 2002, the Company had $966.2 million of credit facilities with commercial banks, of which $594.0 million were committed. The committed facilities expire in September 2003 ($56 million) and October 2003 ($538 million). In 2001, the Company classified commercial paper and short-term debt as long-term debt to the extent of its committed facilities because the Company had the ability under these credit agreements and the intent to maintain these obligations for longer than one year. There were no direct borrowings under these credit facilities during 2002 and 2001.

    The Company had two interest rate swap agreements that had been designated and had qualified as fair value hedging instruments. Due to the Company's outlook for interest rates, the Company terminated the two agreements and received payments totaling $15.8 million upon cancellation in 2002. The deferred gains of $4.8 million and $11.0 million on the agreements are being amortized as a reduction of interest expense over the remaining lives of the underlying debt securities, which mature in June 2004 and January 2009, respectively.

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

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Maturities of debt at December 31, 2002 are as follows: 2003 - $123.5 million; 2004 - $353.4 million; 2005 - $0.1 million; 2006 - $0.2 million; 2007 -
$0.0 million and $1,070.6 million thereafter.

NOTE 12. FINANCIAL INSTRUMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments include cash and short-term investments, receivables, payables, debt, interest rate swaps, crude oil contracts and foreign currency contracts. Except as described below, the estimated fair value of such financial instruments at December 31, 2002 and 2001 approximate their carrying value as reflected in the consolidated balance sheets. The fair value of the Company's debt, interest rate swaps, crude oil contracts and foreign currency contracts has been estimated based on year-end quoted market prices.

    The estimated fair value of the Company's debt at December 31, 2002 and 2001 was $1,703.0 million and $1,761.7 million, respectively, which differs from the carrying amounts of $1,547.8 million and $1,694.6 million, respectively, included in the consolidated balance sheets.

INTEREST RATE SWAPS

    The Company entered into an interest rate swap agreement in February 1999 for a notional amount of $325.0 million. Under this agreement, the Company received interest at a rate of 6.25% and paid interest at a rate equal to the average of six-month LIBOR for the Yen, Euro and Swiss Franc plus a 3.16% spread. The interest rate swap settled semi-annually and was scheduled to terminate in January 2009. Due to the Company's outlook for interest rates, the Company terminated this swap position in September 2002 and received proceeds of $11.0 million upon cancellation. This deferred gain is being amortized as a reduction of interest expense over the remaining life of the underlying debt security.

    The Company entered into a second interest rate swap agreement in June 2001 for a notional amount of $100.0 million on which the Company received interest at a rate of 7.875% and paid interest at a rate of three-month LIBOR plus a spread of 2.7625%. The interest rate swap settled semi-annually and was scheduled to terminate in June 2004. Due to the Company's outlook for interest rates, the Company terminated this swap position in September 2002 and received proceeds of $4.8 million upon cancellation. This deferred gain is being amortized as a reduction of interest expense over the remaining life of the underlying debt security.

    These two interest rate swap agreements were designated and qualified as fair value hedging instruments. They were fully effective, resulting in no net gain or loss recorded in the consolidated statement of operations. The fair value of these contracts at December 31, 2001 was a $1.3 million recognized asset.

CRUDE OIL CONTRACTS

    During the year ended December 31, 2002, the Company entered into two crude oil contracts to mitigate price risk associated with its oil operations in West Africa. No gain or loss was recognized on the contracts. These contracts expired on December 31, 2002.

    During the year ended December 31, 2001, the Company entered into two crude oil contracts to mitigate price risk associated with production from the West African oil property. Based on the Company's outlook for crude oil prices, the Company elected to terminate these contracts prior to their maturity dates. Accordingly, the contracts were terminated on October 3, 2001, and the Company received a cash payment of $4.4 million. The net gain recognized in earnings in 2001 from all crude oil contracts was $3.1 million and was reported as part of discontinued operations in the consolidated statements of operations.

FOREIGN CURRENCY FORWARD CONTRACTS

    At December 31, 2002, the Company had entered into a foreign currency forward contract with a notional amount of $20.0 million to hedge exposure to currency fluctuations in the British Pound Sterling. This contract is a cash flow hedge. Based on year-end quoted market prices for a contract with similar terms and maturity date, no asset or liability was recorded as the forward price was substantially the same as the contract price.

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    At December 31, 2001, the Company had entered into foreign currency forward contracts with notional amounts of $8.5 million, $1.0 million and $0.7 million to hedge exposure to currency fluctuations in the Canadian Dollar, the Indonesian Rupiah and the Euro, respectively. These contracts are cash flow hedges. Based on year-end quoted market prices for contracts with similar terms and maturity dates, no asset or liability was recorded as the forward prices were substantially the same as the contract price.

    During 2002 and 2001, the Company entered into foreign currency contracts to hedge exposure to currency fluctuations for specific transactions or balances. The impact on the consolidated statements of operations was not significant for these contracts either individually or in the aggregate.

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

NOTE 13. SEGMENT AND RELATED INFORMATION

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

    The Oilfield segment consists of six operating divisions - Baker Atlas, Baker Oil Tools, Baker Petrolite, Centrilift, Hughes Christensen and INTEQ. They have been aggregated into one reportable segment because they have similar economic characteristics and because the long-term financial performance of these divisions is affected by similar economic conditions. These six operating divisions manufacture and sell products and provide services used in the oil and gas exploration industry, including drilling, completion, production and maintenance of oil and gas wells, and in reservoir measurement and evaluation. They also operate in the same markets and have substantially the same customers. The principal markets for this segment include all major oil and gas producing regions of the world, including North America, South America, Europe, Africa, the Middle East and the Far East. Customers include major multi-national, independent and national or state-owned oil companies. The Oilfield segment also includes the Company's investment in the WesternGeco venture.

    The Process segment consists of one operating division, BIRD Machine, and the Company's investment in the Petreco venture. BIRD Machine manufactures and sells a broad range of continuous and batch centrifuges and specialty filters for separating, dewatering or classifying process and waste streams. The principal markets for this segment include all regions of the world where there are significant industrial, municipal and chemical wastewater applications. Customers include municipalities, contractors, pharmaceuticals and industrial companies.

    The accounting policies of each segment are the same as those described in
Note 1 of Notes to Consolidated Financial Statements. The Company evaluates the performance of its Oilfield and Process segments based on income before the following: income taxes, accounting changes, restructuring charges and interest income and expense. Intersegment sales and transfers are not significant.

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

                                            OILFIELD  PROCESS    OTHER      TOTAL
-----------------------------------------------------------------------------------
2002
   Revenues                                  $4,901.5  $118.9   $     -   $5,020.4
   Equity in income (loss) of affiliates         18.5     2.0     (90.2)     (69.7)
   Segment profit (loss)                        730.4   (12.0)   (338.0)     380.4
   Total assets                               5,648.1   163.0     589.7    6,400.8
   Investment in affiliates                     843.5    28.5         -      872.0
   Capital expenditures                         310.4     1.5       4.8      316.7
   Depreciation, depletion and amortization     271.4     3.2      27.0      301.6

2001
   Revenues                                  $5,001.9  $137.7   $     -   $5,139.6
   Equity in income (loss) of affiliates         56.0     0.1     (10.3)      45.8
   Segment profit (loss)                        902.9   (15.1)   (253.9)     633.9
   Total assets                               5,692.8   186.5     796.9    6,676.2
   Investment in affiliates                     902.8    26.2         -      929.0
   Capital expenditures                         280.0     1.3      22.2      303.5
   Depreciation, depletion and amortization     302.5     7.2      12.4      322.1

2000
   Revenues                                  $4,784.4  $157.7   $     -   $4,942.1
   Equity in income (loss) of affiliates          4.9       -      (9.5)      (4.6)
   Segment profit (loss)                        510.3    (9.3)   (344.5)     156.5
   Total assets                               5,445.3   195.4     848.4    6,489.1
   Investment in affiliates                     869.3       -         -      869.3
   Capital expenditures                         564.9     1.3      31.7      597.9
   Depreciation, depletion and amortization     569.9     4.7       8.2      582.8

    For the years ended December 31, 2002, 2001 and 2000, there were no revenues attributable to one customer that accounted for more than 10% of total revenues for the Oilfield segment. For the year ended December 31, 2002, Process revenues attributable to one customer totaled $19.5 million, or 16.5%.

      The following table presents the details of "Other" segment loss for the years ended December 31:

                                         2002            2001          2000
------------------------------------------------------------------------------
Corporate expenses                   $  (143.8)      $   (129.7)     $   (98.7)
Interest - net                          (105.9)          (114.5)        (175.5)
Restructuring charge                       1.9             (1.8)          (7.0)
Gain (loss) on disposal of assets            -              2.4          (67.9)
Gain on sale of securities                   -                -           14.1
Restructuring charge related to
 equity method investments               (90.2)           (10.3)          (9.5)
------------------------------------------------------------------------------
Total                                $  (338.0)      $   (253.9)     $  (344.5)
==============================================================================

    The following table presents the details of "Other" total assets at December 31:

                                            2002          2001       2000
----------------------------------------------------------------------------
Current deferred tax asset               $    133.5   $    181.3   $   190.5
Property - net                                153.5        176.3       170.9
Accounts receivable                             4.3         44.0        34.9
Other tangible assets                          88.8         85.6        85.6
Assets of discontinued operations              64.3        231.9       290.8
Cash and other assets                         145.3         77.8        75.7
----------------------------------------------------------------------------
Total                                    $    589.7   $    796.9   $   848.4
============================================================================

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The following table presents consolidated revenues by country based on the location of the use of the products or services for the years ended December 31:

                                                     2002           2001          2000
------------------------------------------------------------------------------------------
United States                                    $    1,769.8   $    2,010.0    $  1,943.7
United Kingdom                                          364.6          328.5         345.7
Norway                                                  303.2          312.2         279.2
Canada                                                  256.9          295.6         281.6
Venezuela                                               143.7          232.7         277.4
Other countries (approximately 65 countries)          2,182.2        1,960.6       1,814.5
------------------------------------------------------------------------------------------
Total                                            $    5,020.4   $    5,139.6    $  4,942.1
==========================================================================================

    The following table presents net property by country based on the location of the asset at December 31:

                                                       2002         2001           2000
------------------------------------------------------------------------------------------
United States                                    $      790.8   $     788.7     $    743.8
United Kingdom                                          130.1         108.6          133.7
Norway                                                   52.7          48.1           39.3
Canada                                                   39.7          35.6           38.0
Germany                                                  36.0          23.1           18.0
Venezuela                                                26.6          37.4           45.4
Other countries                                         278.8         255.5          276.8
------------------------------------------------------------------------------------------
Total                                            $    1,354.7   $   1,297.0     $  1,295.0
==========================================================================================

NOTE 14. EMPLOYEE STOCK PLANS

    The Company has stock option plans that provide for the issuance of incentive and non-qualified stock options to directors, officers and other key employees at an exercise price equal to or greater than the fair market value of the stock at the date of grant. These stock options generally vest over three years. Vested options are exercisable in part or in full at any time prior to the expiration date of ten years from the date of grant. As of December 31, 2002, 22.1 million shares were available for future option grants.

    The following table summarizes the activity for the Company's stock option plans (shares in thousands):

                                                                    WEIGHTED
                                                                    AVERAGE
                                              NUMBER            EXERCISE PRICE
                                             OF SHARES             PER SHARE
------------------------------------------------------------------------------
Outstanding at December 31, 1999              11,735            $      27.39
Granted                                        2,154                   27.40
Exercised                                     (2,471)                  21.16
Forfeited                                       (766)                  27.79
------------------------------------------------------------------------------
Outstanding at December 31, 2000              10,652                   28.80
Granted                                        1,850                   40.97
Exercised                                     (2,291)                  22.05
Forfeited                                       (344)                  30.01
------------------------------------------------------------------------------
Outstanding at December 31, 2001               9,867                   32.61
Granted                                        2,064                   28.80
Exercised                                       (876)                  21.35
Forfeited                                       (187)                  39.50
------------------------------------------------------------------------------
Outstanding at December 31, 2002              10,868            $      32.68
==============================================================================

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The following table summarizes information for stock options outstanding at December 31, 2002 (shares in thousands):

                                     OUTSTANDING                  EXERCISABLE
                            --------------------------------  -------------------
                                      WEIGHTED
                                       AVERAGE
                                      REMAINING     WEIGHTED            WEIGHTED
                                     CONTRACTUAL    AVERAGE              AVERAGE
                                        LIFE        EXERCISE            EXERCISE
  RANGE OF EXERCISE PRICES   SHARES  (IN YEARS)      PRICE     SHARES     PRICE
---------------------------------------------------------------------------------
  $    8.80  -  $  14.86        114     2.93       $  10.69         97   $   9.96
      16.81  -     21.00      2,563     4.40          20.84      2,291      20.83
      21.06  -     26.07      2,123     7.58          23.84        737      22.82
      28.25  -     40.25      2,126     7.04          34.57        914      36.10
      43.63  -     47.81      3,942     5.65          44.75      2,763      46.31
---------------------------------------------------------------------------------
Total                        10,868     5.98       $  32.68      6,802   $  33.29
=================================================================================

    The Company also has an employee stock purchase plan whereby eligible employees may purchase shares of the Company's common stock at a price equal to 85% of the lower of the closing price of the Company's common stock on the first or last trading day of the Company's fiscal year. A total of 0.7 million shares are remaining for issuance under the plan. Employees purchased 0.8 million shares in 2002, 0.6 million shares in 2001 and 1.1 million shares in 2000.

NOTE 15. EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PENSION PLANS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Company has various noncontributory defined benefit pension plans ("Pension Benefits") covering various domestic and foreign employees, including a new qualified defined benefit pension plan (the "Pension Plan") for substantially all U.S. employees, which was effective January 1, 2002. Generally, the Company makes annual contributions to the plans in amounts necessary to meet or exceed minimum governmental funding requirements. The Company also provides certain postretirement health care and life insurance benefits other than pensions ("Postretirement Benefits") to substantially all U.S. employees who retire and have met certain age and service requirements. During 2001, the Company approved amendments to the Postretirement Benefits plan for certain employees to enhance their health care benefits, which were effective January 1, 2002. The measurements of plan assets and obligations for both Pension and Postretirement Benefits are as of October 1 of each year presented.

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The reconciliation of the beginning and ending balances of benefit obligations and fair value of plan assets, and the funded status of the plans are as follows for the years ended December 31:

                                         PENSION BENEFITS   POSTRETIREMENT BENEFITS
                                        ------------------  -----------------------
                                         2002       2001       2002          2001
-----------------------------------------------------------------------------------
Change in benefit obligation:
 Benefit obligation at beginning
   of year                             $  276.4   $  264.3   $  143.7     $  120.4
 Service cost                              17.8        4.9        4.4          1.6
 Interest cost                             18.9       17.4        9.5          8.9
 Plan participants' contributions             -        0.6          -            -
 Amendments                                   -          -          -         12.2
 Actuarial loss                            23.9       19.7       14.9         16.3
 Settlement/curtailment gain                  -      (13.5)         -            -
 Benefits paid                            (11.5)     (10.8)     (13.8)       (15.7)
 Exchange rate adjustment                  19.1       (6.2)         -            -
-----------------------------------------------------------------------------------
Benefit obligation at end of year         344.6      276.4      158.7        143.7
-----------------------------------------------------------------------------------

Change in plan assets:
 Fair value of plan assets at
   beginning of year                      314.8      367.7          -            -
 Actual loss on plan assets               (40.5)     (46.2)         -            -
 Employer contribution                      8.6        8.0          -            -
 Plan participants' contributions           -          0.6          -            -
 Benefits paid                            (11.1)     (10.8)         -            -
 Exchange rate adjustment                  15.3       (4.5)         -            -
-----------------------------------------------------------------------------------
Fair value of plan assets at
 end of year                              287.1      314.8          -            -
-----------------------------------------------------------------------------------

Funded status - over (under)              (57.5)      38.4     (158.7)      (143.7)
Unrecognized actuarial loss               160.0       76.0       31.7         16.9
Unrecognized prior service cost             0.7        0.5        9.1          9.7
-----------------------------------------------------------------------------------
Net amount recognized                     103.2      114.9     (117.9)      (117.1)
Benefits paid - October to December         0.7        1.1        3.0          4.1
-----------------------------------------------------------------------------------
Net amount recognized                  $  103.9   $  116.0   $ (114.9)    $ (113.0)
===================================================================================

    The Company reports prepaid benefit cost in other assets and accrued benefit and minimum liabilities in other long-term liabilities in the consolidated balance sheet. The amounts recognized in the consolidated balance sheet are as follows at December 31:

                              PENSION BENEFITS          POSTRETIREMENT BENEFITS
                           ----------------------      -------------------------
                              2002        2001             2002         2001
--------------------------------------------------------------------------------
Prepaid benefit cost       $   153.6   $   146.4       $       -   $        -
Accrued benefit liability      (49.7)      (30.4)         (114.9)      (113.0)
Minimum liability              (67.3)      (19.3)              -            -
Intangible asset                 0.5         0.5               -            -
Accumulated other
  comprehensive income          66.8        18.8               -            -
--------------------------------------------------------------------------------
Net amount recognized      $   103.9   $   116.0       $  (114.9)  $   (113.0)
================================================================================

    Actuarial assumptions used to determine costs and benefit obligation for these plans are as follows for the years ended December 31:

                                    PENSION BENEFITS      POSTRETIREMENT BENEFITS
                                 ---------------------    -----------------------
                                 2002    2001    2000     2002     2001     2000
---------------------------------------------------------------------------------
Discount rate                    6.19%   6.53%   6.96%    6.75%    7.00%   7.75%
Expected return on plan assets   8.07%   8.68%   8.69%
Rate of compensation increase    3.47%   3.75%   3.98%

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The components of net pension and postretirement costs are as follows for the years ended December 31:

                                 PENSION BENEFITS         POSTRETIREMENT BENEFITS
                            --------------------------   --------------------------
                             2002     2001      2000      2002      2001     2000
-----------------------------------------------------------------------------------
Service cost                $ 17.8   $   4.9  $    6.2   $  4.4    $  1.6   $  1.7
Interest cost                 18.9      17.4      14.2      9.5       8.9      8.3
Expected return on plan
 assets                      (27.7)    (30.8)    (25.4)       -         -        -
Amortization of prior
 service cost                  0.5         -         -      0.6      (0.5)    (0.5)
Recognized actuarial
 (gain) loss                   3.6       0.4       0.2      0.2         -     (0.1)
-----------------------------------------------------------------------------------
Net periodic benefit cost   $ 13.1   $ (8.1)  $  (4.8)   $ 14.7    $ 10.0   $  9.4
===================================================================================

    The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $232.3 million, $218.2 million and $104.0 million, respectively, as of December 31, 2002, and $164.0 million, $159.1 million and $109.0 million, respectively, as of December 31, 2001. The Company's postretirement benefit plan is not funded.

    Assumed health care cost trend rates have a significant effect on the amounts reported for the Postretirement Benefits plan. The assumed health care cost trend rate used in measuring the accumulated benefit obligation for Postretirement Benefits was adjusted in 2002 and in 2000. As of December 31, 2002, the health care cost trend rate was 9.1% for employees under age 65 and 14.3% for participants over age 65 with each declining gradually each successive year until it reaches 5.0% for both employees under age 65 and over age 65 in 2008. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                              ONE PERCENTAGE    ONE PERCENTAGE
                                              POINT INCREASE    POINT DECREASE
------------------------------------------------------------------------------
Effect on total of service and interest
 cost components                                 $    0.7         $     (0.7)
Effect on postretirement benefit obligation          10.7               (9.4)

DEFINED CONTRIBUTION PLANS

    During the periods reported, generally all of the Company's U.S. employees were eligible to participate in the Company sponsored Thrift Plan, which is a 401(k) plan under the Internal Revenue Code of 1986, as amended. The Thrift Plan allows eligible employees to elect to contribute from 1% to 50% of their salaries to an investment trust. Employee contributions are matched in cash by the Company at the rate of $1.00 per $1.00 employee contribution for the first 3% and $0.50 per $1.00 employee contribution for the next 2% of the employee's salary. Such contributions vest immediately. In addition, the Company makes a cash contribution for all eligible employees between 2% and 5% of their salary depending on the employee's age. Such contributions become fully vested to the employee after five years of employment. The Thrift Plan provides for nine different investment options, for which the employee has sole discretion in determining how both the employer and employee contributions are invested. The Company's contributions to the Thrift Plan and several other non-U.S. defined contribution plans amounted to $62.8 million, $63.7 million and $57.5 million in 2002, 2001 and 2000, respectively.

    For certain non-U.S. employees who are not eligible to participate in the Thrift Plan, the Company provides a non-qualified defined contribution plan that provides basically the same benefits as the Thrift Plan. In addition, the Company provides a non-qualified supplemental retirement plan ("SRP") for certain officers and employees whose benefits under both the Thrift Plan and the Pension Plan are limited by federal tax law. The SRP also allows the eligible employees to defer a portion of their eligible compensation and provides for employer matching and base contributions pursuant to limitations. Both non-qualified plans are fully funded and invested through trusts, the assets of which are included in the Company's consolidated balance sheet. The Company's contributions to these non-qualified plans were $6.0 million, $4.2 million and $2.4 million for 2002, 2001 and 2000, respectively.

POSTEMPLOYMENT BENEFITS

    The Company provides certain postemployment disability income, medical and other benefits to substantially all qualifying former or inactive U.S. employees. During 2001 and part of 2002, income benefits for long-term disability ("Disability Benefits") were provided through a qualified self-insured plan which was funded by contributions from the Company and employees. Effective July 1, 2002, the Company converted to a fully-insured plan for all future long-term Disability Benefits. The Disability Benefits for employees who were disabled as of July 1, 2002, were sold to a disability insurance company. The continuation of medical and life

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

insurance benefits while on disability ("Continuation Benefits") are provided through a qualified self-insured plan. The accrued postemployment liability for Continuation Benefits at December 31, 2002 and 2001 was $30.3 million and $29.5 million, respectively, and are included in other long-term liabilities in the consolidated balance sheet.

NOTE 16. COMMITMENTS AND CONTINGENCIES

LEASES

    At December 31, 2002, the Company had long-term non-cancelable operating leases covering certain facilities and equipment. The minimum annual rental commitments, net of amounts due under subleases, for each of the five years in the period ending December 31, 2007 are $61.8 million, $47.9 million, $36.1 million, $23.9 million and $13.3 million, respectively, and $110.3 million in the aggregate thereafter. The Company has not entered into any significant capital leases.

    In September 2000, the Company sold four facilities for approximately $117.7 million. The facilities were leased back from the purchaser over a period of 15 years at then current market rates. In November 2000, one of these facilities was subsequently subleased to WesternGeco at then current market rates for a period of 10 years, in conjunction with the formation of the venture.

LITIGATION

    The Company and its subsidiaries are involved in litigation or proceedings that have arisen in the Company's ordinary business activities. The Company insures against these risks to the extent deemed prudent by its management, but no assurance can be given that the nature and amount of such insurance will be sufficient to fully indemnify the Company against liabilities arising out of pending and future legal proceedings. Many of these insurance policies contain deductibles or self-insured retentions in amounts the Company deems prudent. In determining the amount of self-insurance, it is the Company's policy to self-insure those losses that are predictable, measurable and recurring in nature, such as automobile liability claims, general liability and workers compensation claims. The Company records accruals for the uninsured portion of losses related to these types of claims. The accruals for losses are calculated by estimating losses for claims using historical claim data, specific loss development factors and other information as necessary.

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

    On March 29, 2002, the Company announced that it had been advised that the Securities and Exchange Commission ("SEC") and the Department of Justice ("DOJ") are conducting investigations into allegations of violations of law relating to Nigeria and other related matters. The SEC has issued a formal order of investigation into possible violations of provisions under the Foreign Corrupt Practices Act ("FCPA") regarding anti-bribery, books and records and internal controls, and the DOJ has asked to interview current and former employees. Prior to the filing of the former employee's complaint, the Company had independently initiated an investigation regarding its operations in Nigeria, which is ongoing. The Company is providing documents to and cooperating fully with the SEC and the DOJ.

    The Company's ongoing internal investigation has identified apparent deficiencies with respect to certain operations in Nigeria in its books and records and internal controls, and potential liabilities to governmental authorities in Nigeria. The investigation was substantially completed during the first quarter of 2003. Based upon current information, the Company does not expect that any such potential liabilities will have a material adverse effect on the Company's results of operations or financial condition.

ENVIRONMENTAL MATTERS

    The Company's past and present operations include activities which are subject to domestic (including U.S. federal, state and local) and international extensive federal and state environmental regulations. The Company's environmental policies and practices are designed to ensure compliance with existing laws and regulations and to minimize the possibility of significant environmental damage.

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The Company is involved in voluntary remediation projects at some of its present and former manufacturing facilities, the majority of which are due to acquisitions made by the Company or sites the Company no longer actively uses in its operations. The estimate of remediation costs for these voluntary remediation projects is developed using currently available facts, existing permits and technology and presently enacted laws and regulations. Remediation cost estimates include direct costs related to the investigation, external consulting costs, governmental oversight fees, treatment equipment costs and costs associated with long-term maintenance and monitoring of a remediation project.

    The Company has also been identified as a potentially responsible party ("PRP") in remedial activities related to various Superfund sites. The Company participates in the process set out in the Joint Participation and Defense Agreement to negotiate with government agencies, identify other PRPs, determine each PRP's allocation and estimate remediation costs. The Company has accrued what it believes to have been its pro rata share of the total estimated cost of remediation of these Superfund sites based upon the ratio that the estimated volume of waste contributed to the site by the Company bears to the total estimated volume of waste disposed at the site. Applicable United States federal law imposes joint and several liability on each PRP for the cleanup of these sites leaving the Company with the uncertainty that it may be responsible for the remediation cost attributable to other PRPs who are unable to pay their share of the remediation costs. No accrual has been made under the joint and several liability concept for those Superfund sites where the Company's participation is minor since the Company believes that the probability that it will have to pay material costs above its volumetric share is remote. The Company believes there are other PRPs who have greater involvement on a volumetric calculation basis, who have substantial assets and who may be reasonably expected to pay their share of the cost of remediation. For those Superfund sites where the Company is a major PRP, remediation costs are estimated to include recalcitrant parties. In some cases, the Company has insurance coverage or contractual indemnities from third parties to cover the ultimate liability.

    At December 31, 2002 and 2001, the Company's total accrual for environmental remediation was $17.7 million and $17.6 million, respectively, including $4.3 million and $3.8 million, respectively, for remediation costs for the various Superfund sites. The measurement of the accruals for remediation costs is subject to uncertainty, including the evolving nature of environmental regulations and the difficulty in estimating the extent and type of remediation activity that will be utilized. The Company believes that the likelihood of material losses in excess of those amounts recorded is remote.

OTHER

    In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under letters of credit and other bank issued guarantees totaling approximately $193.5 million at December 31, 2002. The Company also had commitments outstanding for purchase obligations related to capital expenditures and inventory under purchase orders and contracts of approximately $148.1 million at December 31, 2002. In conjunction with the formation of WesternGeco, the Company transferred to the venture a lease on a seismic vessel. The Company is the sole guarantor of this lease obligation; however, Schlumberger has indemnified the Company for 70% of the total lease obligation. At December 31, 2002, the remaining commitment under this lease is $92.7 million. In addition, at December 31, 2002, the Company has guaranteed debt of third parties totaling $33.6 million. It is not practicable to estimate the fair value of these financial instruments and management does not expect any material losses from these financial instruments.

NOTE 17. OTHER SUPPLEMENTAL INFORMATION

    Supplemental consolidated statement of operations information is as follows for the years ended December 31:

                                                     2002       2001       2000
---------------------------------------------------------------------------------
Rental expense (generally transportation
  equipment and warehouse facilities)              $  100.4   $   87.3   $  128.9
Research and development                              165.5      128.1      115.7

                           BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Supplemental consolidated statement of cash flows information is as follows for the years ended December 31:

                                                  2002        2001         2000
---------------------------------------------------------------------------------
Sources (uses) of cash in:
   Accounts receivable                        $   189.1    $   (95.2)   $   (80.7)
   Inventories                                     15.6       (155.6)       (62.0)
   Accounts payable                              (154.6)       106.3        (21.5)
   Accrued employee compensation and other
    current liabilities                           (78.1)       104.1        (25.0)
   Other long-term liabilities                     72.7         (8.0)       (11.7)
   Other assets and liabilities                    (3.0)       (73.8)       (17.3)
---------------------------------------------------------------------------------
Net effect of change in operating accounts    $    41.7    $  (122.2)   $  (218.2)
=================================================================================

Income taxes paid                             $   128.7    $    97.7    $   116.0
Interest paid                                     111.8        122.2        172.6

     The formation of Petreco in 2001 and WesternGeco in 2000 included the following cash and noncash amounts for the years ended December 31:

                                                        2001          2000
-----------------------------------------------------------------------------
Assets (liabilities) reclassified:
   Working capital - net                             $     1.8     $     15.6
   Property - net                                          1.3          416.0
   Goodwill and other intangibles                         33.5          259.8
   Multiclient seismic data and other assets              (1.0)         707.4
   Long-term liabilities                                  (0.5)         (77.6)
-----------------------------------------------------------------------------
Noncash assets and liabilities reclassified to
 investment in affiliates                                 35.1        1,321.2
Less proceeds from sale of interest in affiliate          (9.0)        (493.4)
-----------------------------------------------------------------------------
Net investment in venture at formation               $    26.1     $    827.8
=============================================================================

     The changes in the aggregate product warranty liability are as follows for the year ended December 31:

                                                                       2002
-----------------------------------------------------------------------------
Balance as of December 31, 2001                                     $    10.1
Claims paid during 2002                                                 (10.4)
Additional warranties issued during 2002                                 11.5
Revisions in estimates for previously issued warranties                   0.6
Other                                                                     0.4
-----------------------------------------------------------------------------
Balance as of December 31, 2002                                     $    12.2
=============================================================================

                            BAKER HUGHES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18. QUARTERLY DATA (UNAUDITED)

                                             FIRST         SECOND        THIRD        FOURTH         TOTAL
                                            QUARTER        QUARTER      QUARTER       QUARTER        YEAR
-------------------------------------------------------------------------------------------------------------
2002 *
   Revenues                               $  1,203.0    $  1,245.1    $  1,280.2    $  1,292.1    $  5,020.4
   Gross profit **                             327.8         343.9         371.0         352.0       1,394.7
   Income from continuing operations            70.6          68.6          86.8          (2.3)        223.7
   Net income                                   33.3          72.4          64.7          (1.5)        168.9
   Basic earnings per share
     Income from continuing operations          0.21          0.20          0.26         (0.01)         0.66
     Net income                                 0.10          0.21          0.19         (0.01)         0.50
   Diluted earnings per share
     Income from continuing operations          0.21          0.20          0.26         (0.01)         0.66
     Net income                                 0.10          0.21          0.19         (0.01)         0.50
   Dividends per share                          0.11          0.12          0.11          0.12          0.46
   Common stock market prices:
     High                                      39.42         38.84         32.51         33.91
     Low                                       30.98         33.48         22.80         26.51

2001 *
   Revenues                               $  1,175.4    $  1,278.8    $  1,369.9    $  1,315.5    $  5,139.6
   Gross profit **                             323.2         362.3         410.3         387.9       1,483.7
   Income from continuing operations            68.9         101.6         131.8         115.8         418.1
   Net income                                   71.1         103.8         137.1         126.0         438.0
   Basic earnings per share
     Income from continuing operations          0.21          0.30          0.39          0.34          1.25
     Net income                                 0.21          0.31          0.41          0.37          1.31
   Diluted earnings per share
     Income from continuing operations          0.21          0.30          0.39          0.34          1.24
     Net income                                 0.21          0.31          0.41          0.37          1.30
   Dividends per share                          0.11          0.12          0.11          0.12          0.46
   Common stock market prices:
     High                                      44.99         41.50         36.17         37.70
     Low                                       36.31         32.85         26.29         28.60

* See Note 4 for restructuring charges.

** Represents revenues less cost of revenues.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning the directors of the Company is set forth in the section entitled "Election of Directors" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held April 23, 2003, which section is incorporated herein by reference. For information regarding executive officers of the Company, see "Item 1. Business - Executive Officers." Additional information regarding compliance by directors and executive officers with
Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2003, which section is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information for this item is set forth in the section entitled "Equity Compensation Plan Information" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held April 23, 2003, which section is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    Information concerning security ownership of certain beneficial owners and management is set forth in the sections entitled "Voting Securities" and "Security Ownership of Management" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held April 23, 2003, which sections are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions with management is set forth in the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement of the Company for the Annual Meeting of Stockholders to be held April 23, 2003, which section is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

    Within the 90 days prior to the filing of this Annual Report on Form 10-K, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This evaluation was carried out under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company's disclosure controls and procedures are effective. There were no significant changes to the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation. No significant deficiencies or material weaknesses in the internal controls were identified during the evaluation and, as a consequence, no corrective action is required to be taken.

    Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) List of Documents filed as part of this Report

        (1) Financial Statements

            All financial statements of the Registrant as set forth under Item 8 of this Annual Report on Form 10-K.

        (2)   Financial Statement Schedules

              Schedule II Valuation and Qualifying Accounts

        (3)   Exhibits

              Each exhibit identified below is filed as a part of this report. Exhibits designated with an "*" are filed as an exhibit to this Annual Report on Form 10-K. Exhibits designated with a "+" are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

         3.1               Restated Certificate of Incorporation (filed as
                           Exhibit 3.1 to Annual Report of Baker Hughes
                           Incorporated on Form 10-K for the year ended December 31, 1998) and Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 4.2 to Baker Hughes Incorporated Registration Statement on Form S-3 dated September 27, 1999).

         3.2 Bylaws of Baker Hughes Incorporated restated as of January 30, 2002 (filed as Exhibit 3.2 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

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

         4.2               Restated Certificate of Incorporation (filed as
                           Exhibit 3.1 to Annual Report of Baker Hughes
                           Incorporated on Form 10-K for the year ended December 31, 1998) and Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 4.2 to Baker Hughes Incorporated Registration Statement on Form S-3 dated September 27, 1999).

         4.3 Bylaws of Baker Hughes Incorporated restated as of January 30, 2002 (filed as Exhibit 3.2 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

         4.5 Indenture dated as of May 15, 1994 between Western Atlas Inc. and The Bank of New York, Trustee, providing for the issuance of securities in series (filed as Exhibit 4.6 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1999).

         10.1+ Employment Agreement by and between Baker Hughes Incorporated and Michael E. Wiley dated as of July 17, 2000 (filed as Exhibit 10.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2000).

         10.2+ Severance Agreement between Baker Hughes Incorporated and Michael E. Wiley dated as of July 17, 2000 (filed as Exhibit 10.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2000).

         10.3*+ Severance Agreement between Baker Hughes Incorporated and G. Stephen Finley dated as of July 23, 1997.

         10.4*+ Severance Agreement between Baker Hughes Incorporated and Andrew J. Szescila dated as of July 23, 1997.

         10.5+ Form of Amendment 1 to Severance Agreement between Baker Hughes Incorporated and each of G. Stephen Finley and Andrew J. Szescila effective November 11, 1998 (filed as Exhibit 10.7 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998).

         10.6+ Severance Agreement between Baker Hughes Incorporated and Alan R. Crain, Jr. dated as of October 25, 2000 (filed as Exhibit 10.6 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

         10.7+ Severance Agreement between Baker Hughes Incorporated and Greg Nakanishi dated as of November 1, 2000 (filed as Exhibit 10.7 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

         10.8+ Agreement regarding restricted stock award issued to Michael E. Wiley on August 15, 2000 in the amount of 150,000 shares of Company Common Stock (filed as
                           Exhibit 10.8 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

         10.9+ Agreement regarding supplemental restricted stock award issued to Michael E. Wiley on August 15, 2000 in the amount of 83,000 shares of Company Common Stock (filed as Exhibit 10.9 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

         10.10* Amended and Restated 1991 Employee Stock Bonus Plan of Baker Hughes Incorporated, as amended by Amendment No. 1997-1 to the Amended and Restated 1991 Employee Stock Bonus Plan and as amended by Amendment No. 1999-1 to the Amended and Restated 1991 Employee Stock Bonus Plan.

         10.11* Restated 1987 Stock Option Plan of Baker Hughes Incorporated, amended as of October 24, 1990.

         10.12* Baker Hughes Incorporated Supplemental Retirement Plan, as amended and restated effective as of January 1, 2003.

         10.13*+           Baker Hughes Incorporated Executive Severance Plan.

         10.14*            1993 Stock Option Plan, as amended by Amendment No.
                           1997-1 to the 1993 Stock Option Plan and as amended by Amendment No. 1999-1 to the 1993 Stock Option Plan.

         10.15* 1993 Employee Stock Bonus Plan, as amended by Amendment No. 1997-1 to the 1993 Employee Stock Bonus Plan and as amended by Amendment No. 1999-1 to the 1993 Employee Stock Bonus Plan.

         10.16*+ Baker Hughes Incorporated Director Compensation Deferral Plan, as amended and restated effective as of July 24, 2002.

         10.17* 1995 Employee Annual Incentive Compensation Plan, as amended by Amendment No. 1997-1 to the 1995 Employee Annual Incentive Compensation Plan and as amended by Amendment No. 1999-1 to the 1995 Employee Annual Incentive Compensation Plan.

         10.18*            Long Term Incentive Plan, as amended by Amendment No.
                           1999-1 to Long Term Incentive Plan.

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

         10.21 Form of Credit Agreement dated as of October 1, 1998 among Baker Hughes Incorporated and fourteen banks for $250,000,000, in the aggregate for all banks (filed as Exhibit 10.36 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998), as amended by Form of First Amendment of Credit Agreement dated as of September 29, 1999 among Baker Hughes Incorporated and fourteen banks for $250,000,000, in the aggregate for all banks (filed as Exhibit 10.29 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1999), as amended by Form of Second Amendment of Credit Agreement dated as of September 25, 2000 among Baker Hughes Incorporated and fourteen banks for $250,000,000, in the aggregate for all banks (filed as Exhibit 10.35 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000) and as amended by Form of Amendment to Credit Agreement dated as of September 27, 2002 (filed as
                           Exhibit 10.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2002).

         10.22+ Form of Stock Option Agreement for executives effective January 26, 2000 (filed as Exhibit 10.36 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

         10.23+ Form of Stock Option Agreement for executive officers effective October 1, 1998 (filed as Exhibit 10.37 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

         10.24 Form of Nonqualified Stock Option Agreement for employees effective October 1, 1998 (filed as Exhibit
                           10.39 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998).

         10.25+ Form of Nonqualified Stock Option Agreement for directors effective October 25, 1998 (filed as
                           Exhibit 10.39 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

         10.26+ Form of Nonqualified Stock Option Agreement for directors effective October 25, 1995 (filed as
                           Exhibit 10.26 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

         10.27 Form of Nonqualified Stock Option Agreement for employees effective October 25, 1995, (filed as
                           Exhibit 10.27 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

         10.28 Form of Incentive Stock Option Agreement for employees effective October 25, 1995, (filed as
                           Exhibit 10.28 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

         10.29+ Agreement regarding restricted stock award issued to Alan R. Crain, Jr. on October 25, 2000 in the amount of 7,500 shares of Company Common Stock (filed as
                           Exhibit 10.43 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

         10.30+ Agreement regarding restricted stock award issued to Greg Nakanishi on November 1, 2000 in the amount of 5,000 shares of Company Common Stock (filed as
                           Exhibit 10.44 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

         10.31+ Agreement regarding restricted stock award issued to Andrew J. Szescila on January 24, 2001 in the amount of 25,000 shares of Company Common Stock (filed as
                           Exhibit 10.45 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

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

         10.38+ Amendment 1 to Employment Agreement, effective April 25, 2001, by and between Baker Hughes Incorporated and Michael E. Wiley; Amendment 2 to Employment Agreement, effective December 5, 2001, by and between Baker Hughes Incorporated and Michael E. Wiley and Amendment 3 to Employment Agreement, effective December 5, 2001, by and between Baker Hughes Incorporated and Michael E. Wiley (filed as Exhibit
                           10.38 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

         10.39+ Severance Agreement, dated as of July 23, 1997, by and between Baker Hughes Incorporated and Edwin C. Howell, as amended by Amendment 1 to Severance Agreement, effective November 11, 1998 (filed as
                           Exhibit 10.39 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

         10.40+ Severance Agreement, dated as of December 3, 1997, by and between Baker Hughes Incorporated and Douglas J. Wall, as amended by Amendment 1 to Severance Agreement, effective November 11, 1998 (filed as
                           Exhibit 10.40 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

         10.41+ Form of Baker Hughes Incorporated Nonqualified Stock Option Agreement for executive officers, dated January 24, 2001 (filed as Exhibit 10.41 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

         10.42+ Form of Severance Agreement, dated as of March 1, 2001, by and between Baker Hughes Incorporated and certain executives, executed by James R. Clark (dated March 1, 2001) and William P. Faubel (dated May 29,
                           2001) (filed as Exhibit 10.42 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

         10.43 Form of Baker Hughes Incorporated Nonqualified Stock Option Agreement for employees, dated January 30, 2002 (filed as Exhibit 10.43 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

         10.44 Form of Baker Hughes Incorporated Incentive Stock Option Agreement for employees, dated January 30, 2002 (filed as Exhibit 10.44 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

         10.45+ Form of Stock Matching Agreement, executed on March 1, 2001, by and between Baker Hughes Incorporated and James Roderick Clark, as amended by Amendment 1 to Stock Matching Agreement, with the Amendment effective March 6, 2002 (filed as Exhibit 10.45 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

         10.46* Form of Baker Hughes Incorporated Stock Option Award Agreements, dated July 24, 2002, with Terms and Conditions for employees and for directors and officers.

         10.47*+ Form of Baker Hughes Incorporated Stock Option Award Agreements, dated January 29, 2003, with Terms and Conditions for employees and for directors and officers.

         10.48* Form of Baker Hughes Incorporated Performance Award Agreements, dated January 29, 2003, for executive officers.

         10.49* Amendment 1 to Stock Matching Agreement between Baker Hughes Incorporated and James Roderick Clark, effective March 6, 2002.

         10.50* Form of Amendment to Credit Agreement dated as of September 27, 2002 to the Credit Agreement (filed as
                           Exhibit 10.35 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998) among Baker Hughes Incorporated and several institutions.

         10.51* Baker Hughes Incorporated Pension Plan effective as of January 1, 2002, as amended by First Amendment, effective January 1, 2002.

         21.1*             Subsidiaries of Registrant.

         23.1*             Consent of Deloitte & Touche LLP.

         99.1 Administrative Proceeding, File No. 3-10572, dated September 12, 2001, as issued by the Securities and Exchange Commission (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 12,
                           2001).

         99.2* Statement of Michael E. Wiley, Chief Executive Officer, and G. Stephen Finley, Chief Financial Officer, dated March 7, 2003 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)               Reports on Form 8-K

                           A Current Report on Form 8-K was filed with the Commission on December 13, 2002, reporting that the Company expects to record charges totaling approximately $91.0 million before tax in the fourth quarter of 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of March, 2003.

                                   BAKER HUGHES INCORPORATED

                                     By /s/MICHAEL E. WILEY
                                 -----------------------------------
                     (Michael E. Wiley, Chairman of the Board, President and
                                      Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                                       TITLE                                          DATE
--------------------------------    ---------------------------------------------------------    ---------------------
     /s/MICHAEL E. WILEY            Chairman of the Board, President and                             March 6, 2003
--------------------------------
       (Michael E. Wiley)           Chief Executive Officer (principal executive officer)

    /s/G. STEPHEN FINLEY            Senior Vice President - Finance and Administration               March 6, 2003
--------------------------------
       (G. Stephen Finley)          and Chief Financial Officer (principal financial officer)

      /s/ALAN J. KEIFER             Vice President and Controller                                    March 6, 2003
--------------------------------
       (Alan J. Keifer)             (principal accounting officer)

 /s/CLARENCE P. CAZALOT, JR.        Director                                                         March 6, 2003
--------------------------------
    (Clarence P. Cazalot, Jr.)

   /s/EDWARD P. DJEREJIAN           Director                                                         March 6, 2003
--------------------------------
      (Edward P. Djerejian)

   /s/ANTHONY G. FERNANDES          Director                                                         March 6, 2003
--------------------------------
      (Anthony G. Fernandes)

    /s/CLAIRE W. GARGALLI           Director                                                         March 6, 2003
--------------------------------
       (Claire W. Gargalli)

    /s/RICHARD D. KINDER            Director                                                         March 6, 2003
--------------------------------
       (Richard D. Kinder)

      /s/JAMES A. LASH              Director                                                         March 6, 2003
--------------------------------
       (James A. Lash)

     /s/JAMES F. MCCALL             Director                                                         March 6, 2003
--------------------------------
       (James F. McCall)

                                    Director
--------------------------------
       (J. Larry Nichols)

    /s/H. JOHN RILEY, JR.           Director                                                         March 6, 2003
--------------------------------
       (H. John Riley, Jr.)

    /s/CHARLES L. WATSON            Director                                                         March 6, 2003
--------------------------------
       (Charles L. Watson)

                                 CERTIFICATIONS

I, Michael E. Wiley, certify that:

1. I have reviewed this annual report on Form 10-K of Baker Hughes Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003                   By: /s/ MICHAEL E. WILEY
                                      ----------------------------------------
                                      Michael E. Wiley
                                      Chairman of the Board, President and
                                      Chief Executive Officer

I, G. Stephen Finley, certify that:

1. I have reviewed this annual report on Form 10-K of Baker Hughes Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003                   By: /s/ G. STEPHEN FINLEY
                                      ------------------------------------------
                                      G. Stephen Finley
                                      Sr. Vice President - Finance and
                                      Administration and Chief Financial Officer

                            BAKER HUGHES INCORPORATED

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                                           Deductions
                                                                 Additions    ------------------------------------
                                                  Balance at    Charged to    Reversals                 Charged to   Balance at
                                                  Beginning      Cost and      of Prior                   Other        End of
(In millions)                                     of Period      Expenses      Accruals    Write-offs    Accounts      Period
---------------------------------------------------------------------------------------------------------------------------------
                                                                                 (a)          (b)          (c)
Year ended December 31, 2002:
      Reserve for doubtful accounts receivable    $   66.5       $  23.0       $  (3.4)     $  (19.5)    $  0.7       $   67.3
      Reserve for inventories                        229.9          44.1             -         (54.3)       1.0          220.7

Year ended December 31, 2001:
      Reserve for doubtful accounts receivable        68.3          19.0          (0.8)        (18.7)      (1.3)          66.5
      Reserve for inventories                        209.4          47.8             -         (23.7)      (3.6)         229.9

Year ended December 31, 2000:
      Reserve for doubtful accounts receivable        52.1          27.0          (1.6)         (8.7)      (0.5)          68.3
      Reserve for inventories                        185.3          50.7             -         (19.7)      (6.9)         209.4

(a)      Represents the reversals of prior accruals as receivables collected.

(b) Represents the elimination of accounts receivable and inventory deemed uncollectible or worthless.

(c) Represents reclasses, currency translation adjustments and divestitures.

                                INDEX TO EXHIBITS

              Each exhibit identified below is filed as a part of this report. Exhibits designated with an "*" are filed as an exhibit to this Annual Report on Form 10-K. Exhibits designated with a "+" are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

         3.1               Restated Certificate of Incorporation (filed as
                           Exhibit 3.1 to Annual Report of Baker Hughes
                           Incorporated on Form 10-K for the year ended December 31, 1998) and Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 4.2 to Baker Hughes Incorporated Registration Statement on Form S-3 dated September 27, 1999).

         3.2 Bylaws of Baker Hughes Incorporated restated as of January 30, 2002 (filed as Exhibit 3.2 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

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

         4.2               Restated Certificate of Incorporation (filed as
                           Exhibit 3.1 to Annual Report of Baker Hughes
                           Incorporated on Form 10-K for the year ended December 31, 1998) and Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 4.2 to Baker Hughes Incorporated Registration Statement on Form S-3 dated September 27, 1999).

         4.3 Bylaws of Baker Hughes Incorporated restated as of January 30, 2002 (filed as Exhibit 3.2 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

         4.5 Indenture dated as of May 15, 1994 between Western Atlas Inc. and The Bank of New York, Trustee, providing for the issuance of securities in series (filed as Exhibit 4.6 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1999).

         10.1+ Employment Agreement by and between Baker Hughes Incorporated and Michael E. Wiley dated as of July 17, 2000 (filed as Exhibit 10.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2000).

         10.2+ Severance Agreement between Baker Hughes Incorporated and Michael E. Wiley dated as of July 17, 2000 (filed as Exhibit 10.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2000).

         10.3*+ Severance Agreement between Baker Hughes Incorporated and G. Stephen Finley dated as of July 23, 1997.

         10.4*+ Severance Agreement between Baker Hughes Incorporated and Andrew J. Szescila dated as of July 23, 1997.

         10.5+ Form of Amendment 1 to Severance Agreement between Baker Hughes Incorporated and each of G. Stephen Finley and Andrew J. Szescila effective November 11, 1998 (filed as Exhibit 10.7 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998).

         10.6+ Severance Agreement between Baker Hughes Incorporated and Alan R. Crain, Jr. dated as of October 25, 2000 (filed as Exhibit 10.6 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

         10.7+ Severance Agreement between Baker Hughes Incorporated and Greg Nakanishi dated as of November 1, 2000 (filed as Exhibit 10.7 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

         10.8+ Agreement regarding restricted stock award issued to Michael E. Wiley on August 15, 2000 in the amount of 150,000 shares of Company Common Stock (filed as
                           Exhibit 10.8 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

         10.9+ Agreement regarding supplemental restricted stock award issued to Michael E. Wiley on August 15, 2000 in the amount of 83,000 shares of Company Common Stock (filed as Exhibit 10.9 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

         10.10* Amended and Restated 1991 Employee Stock Bonus Plan of Baker Hughes Incorporated, as amended by Amendment No. 1997-1 to the Amended and Restated 1991 Employee Stock Bonus Plan and as amended by Amendment No. 1999-1 to the Amended and Restated 1991 Employee Stock Bonus Plan.

         10.11* Restated 1987 Stock Option Plan of Baker Hughes Incorporated, amended as of October 24, 1990.

         10.12* Baker Hughes Incorporated Supplemental Retirement Plan, as amended and restated effective as of January 1, 2003.

         10.13*+ Baker Hughes Incorporated Executive Severance Plan (effective November 1, 2002).

         10.14*            1993 Stock Option Plan, as amended by Amendment No.
                           1997-1 to the 1993 Stock Option Plan and as amended by Amendment No. 1999-1 to the 1993 Stock Option Plan.

         10.15* 1993 Employee Stock Bonus Plan, as amended by Amendment No. 1997-1 to the 1993 Employee Stock Bonus Plan and as amended by Amendment No. 1999-1 to the 1993 Employee Stock Bonus Plan.

         10.16*+ Baker Hughes Incorporated Director Compensation Deferral Plan, as amended and restated effective as of July 24, 2002.

         10.17* 1995 Employee Annual Incentive Compensation Plan, as amended by Amendment No. 1997-1 to the 1995 Employee Annual Incentive Compensation Plan and as amended by Amendment No. 1999-1 to the 1995 Employee Annual Incentive Compensation Plan.

         10.18*            Long Term Incentive Plan, as amended by Amendment No.
                           1999-1 to Long Term Incentive Plan.

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

         10.21 Form of Credit Agreement dated as of October 1, 1998 among Baker Hughes Incorporated and fourteen banks for $250,000,000, in the aggregate for all banks (filed as Exhibit 10.36 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998), as amended by Form of First Amendment of Credit Agreement dated as of September 29, 1999 among Baker Hughes Incorporated and fourteen banks for $250,000,000, in the aggregate for all banks (filed as Exhibit 10.29 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1999), as amended by Form of Second Amendment of Credit Agreement dated as of September 25, 2000 among Baker Hughes Incorporated and fourteen banks for $250,000,000, in the aggregate for all banks (filed as Exhibit 10.35 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000) and as amended by Form of Amendment to Credit Agreement dated as of September 27, 2002 (filed as
                           Exhibit 10.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2002).

         10.22+ Form of Stock Option Agreement for executives effective January 26, 2000 (filed as Exhibit 10.36 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

         10.23+ Form of Stock Option Agreement for executive officers effective October 1, 1998 (filed as Exhibit 10.37 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

         10.24 Form of Nonqualified Stock Option Agreement for employees effective October 1, 1998 (filed as Exhibit
                           10.39 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998).

         10.25+ Form of Nonqualified Stock Option Agreement for directors effective October 25, 1998 (filed as
                           Exhibit 10.39 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

         10.26+ Form of Nonqualified Stock Option Agreement for directors effective October 25, 1995 (filed as
                           Exhibit 10.26 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

         10.27 Form of Nonqualified Stock Option Agreement for employees effective October 25, 1995, (filed as
                           Exhibit 10.27 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

         10.28 Form of Incentive Stock Option Agreement for employees effective October 25, 1995, (filed as
                           Exhibit 10.28 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

         10.29+ Agreement regarding restricted stock award issued to Alan R. Crain, Jr. on October 25, 2000 in the amount of 7,500 shares of Company Common Stock (filed as
                           Exhibit 10.43 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

         10.30+ Agreement regarding restricted stock award issued to Greg Nakanishi on November 1, 2000 in the amount of 5,000 shares of Company Common Stock (filed as
                           Exhibit 10.44 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

         10.31+ Agreement regarding restricted stock award issued to Andrew J. Szescila on January 24, 2001 in the amount of 25,000 shares of Company Common Stock (filed as
                           Exhibit 10.45 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

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

         10.38+ Amendment 1 to Employment Agreement, effective April 25, 2001, by and between Baker Hughes Incorporated and Michael E. Wiley; Amendment 2 to Employment Agreement, effective December 5, 2001, by and between Baker Hughes Incorporated and Michael E. Wiley and Amendment 3 to Employment Agreement, effective December 5, 2001, by and between Baker Hughes Incorporated and Michael E. Wiley (filed as Exhibit
                           10.38 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

         10.39+ Severance Agreement, dated as of July 23, 1997, by and between Baker Hughes Incorporated and Edwin C. Howell, as amended by Amendment 1 to Severance Agreement, effective November 11, 1998 (filed as
                           Exhibit 10.39 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

         10.40+ Severance Agreement, dated as of December 3, 1997, by and between Baker Hughes Incorporated and Douglas J. Wall, as amended by Amendment 1 to Severance Agreement, effective November 11, 1998 (filed as
                           Exhibit 10.40 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

         10.41+ Form of Baker Hughes Incorporated Nonqualified Stock Option Agreement for executive officers, dated January 24, 2001 (filed as Exhibit 10.41 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

         10.42+ Form of Severance Agreement, dated as of March 1, 2001, by and between Baker Hughes Incorporated and certain executives, executed by James R. Clark (dated March 1, 2001) and William P. Faubel (dated May 29,
                           2001) (filed as Exhibit 10.42 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

         10.43 Form of Baker Hughes Incorporated Nonqualified Stock Option Agreement for employees, dated January 30, 2002 (filed as Exhibit 10.43 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

         10.44 Form of Baker Hughes Incorporated Incentive Stock Option Agreement for employees, dated January 30, 2002 (filed as Exhibit 10.44 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

         10.45+ Form of Stock Matching Agreement, executed on March 1, 2001, by and between Baker Hughes Incorporated and James Roderick Clark, as amended by Amendment 1 to Stock Matching Agreement, with the Amendment effective March 6, 2002 (filed as Exhibit 10.45 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

         10.46* Form of Baker Hughes Incorporated Stock Option Award Agreements, dated July 24, 2002, with Terms and Conditions for employees and for directors and officers.

         10.47*+ Form of Baker Hughes Incorporated Stock Option Award Agreements, dated January 29, 2003, with Terms and Conditions for employees and for directors and officers.

         10.48* Form of Baker Hughes Incorporated Performance Award Agreements, dated January 29, 2003, for executive officers.

         10.49* Amendment 1 to Stock Matching Agreement between Baker Hughes Incorporated and James Roderick Clark, effective March 6, 2002.

         10.50* Form of Amendment to Credit Agreement dated as of September 27, 2002 to the Credit Agreement (filed as
                           Exhibit 10.35 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 1998) among Baker Hughes Incorporated and several institutions.

         10.51* Baker Hughes Incorporated Pension Plan effective as of January 1, 2002, as amended by First Amendment, effective January 1, 2002.

         21.1*             Subsidiaries of Registrant.

         23.1*             Consent of Deloitte & Touche LLP.

         99.1 Administrative Proceeding, File No. 3-10572, dated September 12, 2001, as issued by the Securities and Exchange Commission (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 12,
                           2001).

         99.2* Statement of Michael E. Wiley, Chief Executive Officer, and G. Stephen Finley, Chief Financial Officer, dated March 7, 2003 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.