Form 10-Q
period 2003-03-31
BAKER HUGHES INC
filed 2003-05-13
CIK 808362

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003


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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


     Indicate by check mark whether the registrant is an accelerated filer
                (as defined in Rule 12b-2 of the Exchange Act).
                                 YES [X] NO [ ]


                                   ----------


        As of May 1, 2003, the registrant has outstanding 336,645,783 shares of Common Stock, $1 par value.

                                      INDEX

                                                                                                                      PAGE NO.
PART I - FINANCIAL INFORMATION                                                                                        --------
Item 1.  Financial Statements

         Consolidated Condensed Statements of Operations - Three months ended
         March 31, 2003 and 2002                                                                                         2

         Consolidated Condensed Balance Sheets - March 31, 2003 and December 31, 2002                                    3

         Consolidated Condensed Statements of Cash Flows - Three months ended
         March 31, 2003 and 2002                                                                                         4

         Notes to Consolidated Condensed Financial Statements                                                            5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                          12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                     20

Item 4.  Controls and Procedures                                                                                        20


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                              21

Item 2.  Changes in Securities and Use of Proceeds                                                                      21

Item 3.  Defaults Upon Senior Securities                                                                                21

Item 4.  Submission of Matters to a Vote of Security Holders                                                            21

Item 5.  Other Information                                                                                              22

Item 6.  Exhibits and Reports on Form 8-K                                                                               22

Signatures                                                                                                              23

Certifications                                                                                                          24

PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In millions, except per share amounts)
                                   (Unaudited)

                                                  THREE MONTHS ENDED MARCH 31,
                                                -------------------------------
                                                     2003              2002
                                                -------------      ------------
Revenues                                         $    1,226.5      $    1,203.0
Costs and expenses:
  Cost of revenues                                      923.3             875.2
  Selling, general and administrative                   201.8             205.0
                                                 ------------      ------------
    Total                                             1,125.1           1,080.2
                                                 ------------      ------------

Operating income                                        101.4             122.8
Equity in income (loss) of affiliates                    (0.4)             13.1
Interest expense                                        (28.4)            (28.4)
Interest income                                           2.6               1.1
                                                 ------------      ------------

Income from continuing operations before
  income taxes                                           75.2             108.6
Income taxes                                            (27.8)            (38.0)
                                                 ------------      ------------

Income from continuing operations                        47.4              70.6
Income from discontinued operations,
  net of tax                                              2.7               5.2
                                                 ------------      ------------
Income before cumulative effect of
  accounting change                                      50.1              75.8
Cumulative effect of accounting change,
  net of tax                                             (5.6)            (42.5)
                                                 ------------      ------------
Net income                                       $       44.5      $       33.3
                                                 ============      ============
Basic earnings per share:
  Income from continuing operations              $       0.14      $       0.21
  Income from discontinued operations                    0.01              0.02
  Cumulative effect of accounting change                (0.02)            (0.13)
                                                 ------------      ------------
  Net income                                     $       0.13      $       0.10
                                                 ============      ============
Diluted earnings per share:
  Income from continuing operations              $       0.14      $       0.21
  Income from discontinued operations                    0.01              0.02
  Cumulative effect of accounting change                (0.02)            (0.13)
                                                 ------------      ------------
  Net income                                     $       0.13      $       0.10
                                                 ============      ============
Cash dividends per share                         $      0.115      $      0.115
                                                 ============      ============

     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In millions)

                                                        MARCH 31,       DECEMBER 31,
                                                          2003              2002
                                                       (UNAUDITED)        (AUDITED)
                                                      ------------      ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                           $       51.7      $      143.9
  Accounts receivable, net                                 1,133.5           1,110.6
  Inventories                                              1,053.8           1,032.0
  Other current assets                                       210.9             204.7
  Assets of discontinued operations                             --              64.3
                                                      ------------      ------------
    Total current assets                                   2,449.9           2,555.5
                                                      ------------      ------------

Investment in affiliates                                     870.8             872.0
Property, net                                              1,342.6           1,354.7
Goodwill                                                   1,228.5           1,226.6
Intangible assets, net                                       135.5             136.8
Other assets                                                 260.0             255.2
                                                      ------------      ------------
Total assets                                          $    6,287.3      $    6,400.8
                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                    $      382.0      $      389.2
  Short-term borrowings and current portion of                93.8             123.5
     long-term debt
  Accrued employee compensation                              213.9             254.0
  Other accrued liabilities                                  249.9             267.4
  Liabilities of discontinued operations                        --              46.0
                                                      ------------      ------------
    Total current liabilities                                939.6           1,080.1
                                                      ------------      ------------

Long-term debt                                             1,423.4           1,424.3
Deferred income taxes                                        151.5             166.7
Other long-term liabilities                                  347.6             332.5

Stockholders' equity:
  Common stock                                               336.6             335.8
  Capital in excess of par value                           3,131.3           3,111.6
  Retained earnings                                          202.2             196.3
  Accumulated other comprehensive loss                      (244.9)           (246.5)
                                                      ------------      ------------
Total stockholders' equity                                 3,425.2           3,397.2
                                                      ------------      ------------
Total liabilities and stockholders' equity            $    6,287.3      $    6,400.8
                                                      ============      ============

     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                         ------------------------------
                                                             2003              2002
                                                         ------------      ------------
Cash flows from operating activities:
Income from continuing operations                        $       47.4      $       70.6
Adjustments to reconcile income from continuing
  operations to net cash flows from operating
  activities:
  Depreciation and amortization                                  79.5              73.6
  Benefit for deferred income taxes                             (13.4)            (13.0)
  Gain on disposal of assets                                     (5.6)             (9.6)
  Equity in (income) loss of affiliates                           0.4             (13.1)
  Change in accounts receivable                                  (4.5)             56.8
  Change in inventories                                         (24.1)             (8.7)
  Change in accounts payable                                     (5.5)            (38.2)
  Change in accrued employee compensation and
    other accrued liabilities                                   (52.7)           (145.0)
  Change in other long-term liabilities                           2.9               0.1
  Changes in other assets and liabilities                        (4.3)             23.8
                                                         ------------      ------------
Net cash flows from continuing operations                        20.1              (2.7)
Net cash flows from discontinued operations                       1.6              16.1
                                                         ------------      ------------
Net cash flows from operating activities                         21.7              13.4
                                                         ------------      ------------

Cash flows from investing activities:
Expenditures for capital assets                                 (76.2)            (62.1)
Acquisition of businesses, net of cash acquired                    --             (30.6)
Investment in affiliate                                          (1.3)            (11.3)
Proceeds from disposal of assets                                 12.4              17.4
                                                         ------------      ------------
Net cash flows from continuing operations                       (65.1)            (86.6)
Net cash flows from discontinued operations                        --              (0.2)
                                                         ------------      ------------
Net cash flows from investing activities                        (65.1)            (86.8)
                                                         ------------      ------------

Cash flows from financing activities:
Net borrowings of commercial paper and other
  short-term debt                                                68.5              77.8
Repayment of indebtedness                                      (100.0)               --
Proceeds from issuance of common stock                           29.2              33.2
Repurchase of common stock                                       (8.6)               --
Dividends                                                       (38.6)            (38.7)
                                                         ------------      ------------
Net cash flows from continuing operations                       (49.5)             72.3
Net cash flows from discontinued operations                        --                --
                                                         ------------      ------------
Net cash flows from financing activities                        (49.5)             72.3
                                                         ------------      ------------

Effect of foreign exchange rate changes on cash                   0.7              (1.1)
                                                         ------------      ------------
Decrease in cash and cash equivalents                           (92.2)             (2.2)
Cash and cash equivalents, beginning of period                  143.9              38.7
                                                         ------------      ------------
Cash and cash equivalents, end of period                 $       51.7      $       36.5
                                                         ============      ============

Income taxes paid                                        $       36.4      $       36.8
Interest paid                                            $       37.5      $       35.6

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

BASIS OF PRESENTATION

    The unaudited consolidated condensed financial statements of Baker Hughes Incorporated and its subsidiaries (the "Company") included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited consolidated condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. These unaudited consolidated condensed financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

    In the notes to the unaudited consolidated condensed financial statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated.


NOTE 2. DISCONTINUED OPERATIONS

    In November 2002, the Company sold EIMCO Process Equipment ("EIMCO"), a division of the Process segment, and received total proceeds of $48.9 million, of which $4.9 million was held in escrow pending completion of final adjustments of the purchase price. Subsequent to the end of the first quarter of 2003, all purchase price adjustments were completed resulting in the release of the escrow balance, of which $2.9 million was returned to the buyer and $2.0 million was received by the Company. The Company also recorded an additional loss on sale due to purchase price adjustments of $2.5 million, net of tax of $1.3 million. In addition, in December 2002, the Company entered into exclusive negotiations for the sale of the Company's interest in its oil producing operations in West Africa and received $10.0 million as a deposit. This transaction was effective as of January 1, 2003, and resulted in a gain of $4.1 million, net of a tax benefit of $0.2 million. The Company received the remaining $22.0 million in proceeds upon closing, which occurred in April 2003. In accordance with generally accepted accounting principles, the Company has reclassified the consolidated financial statements for all prior periods to present both of these operations as discontinued.

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

    Summarized financial information from discontinued operations is as follows:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                              ------------------------------
                                                  2003              2002
                                              ------------      ------------
Revenues:
  EIMCO                                       $         --      $       44.9
  Oil producing operations                             4.2              13.0
                                              ------------      ------------
Total                                         $        4.2      $       57.9
                                              ============      ============
Income before income taxes:
  EIMCO                                       $         --      $        1.7
  Oil producing operations                             1.8               5.4
                                              ------------      ------------
Total                                                  1.8               7.1
                                              ------------      ------------
Income taxes:
  EIMCO                                                 --              (0.6)
  Oil producing operations                            (0.7)             (1.3)
                                              ------------      ------------
Total                                                 (0.7)             (1.9)
                                              ------------      ------------
Income before gain (loss) on disposal:
  EIMCO                                                 --               1.1
  Oil producing operations                             1.1               4.1
                                              ------------      ------------
Total                                                  1.1               5.2
                                              ------------      ------------
Gain (loss) on disposal, net of tax:
  EIMCO                                               (2.5)               --
  Oil producing operations                             4.1                --
                                              ------------      ------------
Total                                                  1.6                --
                                              ------------      ------------
Income from discontinued operations           $        2.7      $        5.2
                                              ============      ============

NOTE 3. ACQUISITIONS

    In the first quarter of 2002, the Company made three small acquisitions within its Oilfield segment having an aggregate purchase price of $51.7 million, of which $30.6 million was paid in cash. As a result of these acquisitions, the Company recorded approximately $34.9 million of goodwill in the first quarter of 2002. The purchase prices are allocated based on fair values of the acquisitions. The purchase price allocation of one of the acquisitions may be subject to change pending the final outcome of arbitration proceedings. Pro forma results of operations have not been presented because the effects of these acquisitions were not material to the Company's consolidated financial statements on either an individual or aggregate basis.

NOTE 4. COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to owners. The components of the Company's comprehensive income (loss), net of related tax, are as follows:

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                  -----------------------------
                                                      2003              2002
                                                  ------------     ------------
Net income                                        $       44.5     $       33.3
Other comprehensive income (loss):
  Foreign currency translation adjustments                 1.6             (1.4)
                                                  ------------     ------------
Total comprehensive income                        $       46.1     $       31.9
                                                  ============     ============

    Total accumulated other comprehensive loss consisted of the following:

                                                    MARCH 31,       DECEMBER 31,
                                                  ------------      ------------
                                                      2003              2002
                                                  ------------      ------------
Foreign currency translation adjustments          $     (201.5)     $     (203.1)
Pension adjustment                                       (43.4)            (43.4)
                                                  ------------      ------------
Total accumulated other comprehensive loss        $     (244.9)     $     (246.5)
                                                  ============      ============

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5. STOCK-BASED COMPENSATION

    As allowed for under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for its stock-based compensation using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, no compensation expense is recognized when the number of shares granted is known and the exercise price of the stock option is equal to or greater than the market price of the Company's common stock on the grant date. The Company has no stock-based compensation expense associated with stock options reflected in its consolidated statements of operations.

    If the Company had recognized compensation expense as if the fair value based method had been applied to all awards as provided for under SFAS No. 123, the Company's pro forma net income, earnings per share ("EPS") and stock-based compensation cost would have been as follows:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                       ------------------------------
                                                           2003              2002
                                                       ------------      ------------
Net income, as reported                                $       44.5      $       33.3
Add: Stock-based compensation for restricted
 stock awards included in reported net income,
 net of tax                                                     0.7               0.4
Deduct:  Stock-based compensation determined
 under the fair value method, net of tax                       (5.7)             (5.2)
                                                       ------------      ------------
Pro forma net income                                   $       39.5      $       28.5
                                                       ============      ============
Basic EPS
  As reported                                          $       0.13      $       0.10
  Pro forma                                                    0.12              0.08
Diluted EPS
  As reported                                          $       0.13      $       0.10
  Pro forma                                                    0.12              0.08

    These pro forma calculations may not be indicative of future amounts since the pro forma disclosure does not apply to options granted prior to 1996 and additional awards in future years are anticipated.


NOTE 6. FINANCIAL INSTRUMENTS

    At March 31, 2003, the Company had entered into several foreign currency forward contracts with notional amounts aggregating $90.5 million to hedge exposure to currency fluctuations in various foreign currencies, including the British Pound Sterling , the Euro and the Norwegian Krone. These contracts are designated as fair value hedges. Based on quoted market prices as of March 31, 2003 for contracts with similar terms and maturity dates, the Company recorded a loss of $0.6 million which is reported in selling, general and administrative expense in the consolidated condensed statement of operations.


NOTE 7. EARNINGS PER SHARE

    A reconciliation of the number of shares used for the basic and diluted EPS calculation is as follows:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                      -----------------------------
                                                          2003             2002
                                                      ------------     ------------
Weighted average common shares outstanding for
 basic EPS                                                   336.7            336.8
Effect of dilutive securities - stock plans                    1.0              1.3
                                                      ------------     ------------
Adjusted weighted average common shares
 outstanding for diluted EPS                                 337.7            338.1
                                                      ============     ============


    Due to their antidilutive effect, 5.9 million and 5.0 million stock options were excluded from the computation of diluted EPS for the three months ended March 31, 2003 and 2002, respectively.

                           BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8. INVENTORIES

    Inventories are comprised of the following:

                                                  MARCH 31,         DECEMBER 31,
                                                    2003                2002
                                                ------------        ------------
Finished goods                                  $      860.0        $      842.7
Work in process                                        111.2                96.7
Raw materials                                           82.6                92.6
                                                ------------        ------------
Total                                           $    1,053.8        $    1,032.0
                                                ============        ============

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

    On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. The adoption of SFAS No. 142 required the Company to cease amortizing goodwill and to perform a transitional impairment test of goodwill in each of its reporting units as of January 1, 2002. The Company's reporting units were based on its organizational and reporting structure. Corporate and other assets and liabilities were allocated to the reporting units to the extent that they related to the operations of those reporting units. Valuations of the reporting units were performed by an independent third party. The goodwill in both the EIMCO and BIRD Machine operating divisions of the Company's Process segment was determined to be impaired using a combination of a market value and discounted cash flows approach to estimate fair value. Accordingly, the Company recognized transitional impairment losses of $42.5 million, net of tax of $20.4 million. The transitional impairment losses were recorded in the first quarter of 2002 as the cumulative effect of accounting change in the consolidated condensed statement of operations.

     The changes in the carrying amount of goodwill (net of accumulated amortization) for the three months ended March 31, 2003 relate to the Oilfield segment and are as follows:

Balance as of December 31, 2002                                    $    1,226.6
Foreign currency translation adjustments and other                          1.9
                                                                   ------------
Balance as of March 31, 2003                                       $    1,228.5
                                                                   ============

    The Company has intangible assets which continue to be amortized and are comprised of the following:

                          MARCH 31, 2003                 DECEMBER 31, 2002
                  -------------------------------  -------------------------------
                   GROSS                            GROSS
                  CARRYING  ACCUMULATED            CARRYING  ACCUMULATED
                   AMOUNT   AMORTIZATION    NET     AMOUNT   AMORTIZATION    NET
                  --------  ------------  -------  --------  ------------  -------
Technology-based  $  171.8   $  (41.6)    $ 130.2  $  169.4   $  (38.6)    $ 130.8
Marketing-related      5.7       (4.8)        0.9       5.7       (4.8)        0.9
Contract-based        10.0       (7.3)        2.7      10.3       (7.2)        3.1
Customer-based         0.3       (0.1)        0.2       0.6       (0.1)        0.5
Other                  4.3       (2.8)        1.5       4.2       (2.7)        1.5
                  --------   --------     -------  --------   --------     -------
Total             $  192.1   $  (56.6)    $ 135.5  $  190.2   $  (53.4)    $ 136.8
                  ========   ========     =======  ========   ========     =======

    Amortization expense for intangible assets for the three months ended March 31, 2003 was $3.3 million and is estimated to be $12.1 million for 2003. Estimated amortization expense for each of the subsequent five fiscal years is expected to be within the range of $10.0 million to $12.0 million.

                           BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. SEGMENT AND RELATED INFORMATION

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

    The Oilfield segment consists of six operating divisions -- Baker Atlas, Baker Oil Tools, Baker Petrolite, Centrilift, Hughes Christensen and INTEQ. They have been aggregated into one reportable segment because they have similar economic characteristics and because the long-term financial performance of these divisions is affected by similar economic conditions. These six operating divisions manufacture and sell products and provide services used in the oil and gas exploration industry, including drilling, completion, production and maintenance of oil and gas wells and in reservoir measurement and evaluation. They also operate in the same markets and have substantially the same customers. The principal markets for this segment include all major oil and gas producing regions of the world, including North America, South America, Europe, Africa, the Middle East and the Far East. Customers include major multi-national, independent and national or state-owned oil companies. The Oilfield segment also includes the Company's investment in WesternGeco, a seismic venture between the Company and Schlumberger Limited ("Schlumberger"), and other similar businesses. The Company and Schlumberger own 30% and 70%, respectively, of WesternGeco.

    The Process segment consists of one operating division, BIRD Machine, and the Company's investment in the Petreco venture, a venture between the Company and Sequel Holdings, Inc. BIRD Machine manufactures and sells a broad range of continuous and batch centrifuges and specialty filters for separating, dewatering or classifying process and waste streams. The principal markets for this segment include all regions of the world where there are significant industrial, municipal and chemical wastewater applications. Customers include municipalities, contractors, pharmaceuticals and industrial companies.

    The Company evaluates the performance of its Oilfield and Process segments based on income from continuing operations before income taxes, accounting changes, restructuring charges and interest income and expense. Intersegment sales and transfers are not significant.

    Summarized financial information is shown in the following table. The "Other" column includes corporate-related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments. The "Other" column also includes assets of discontinued operations.

                         OILFIELD       PROCESS       OTHER          TOTAL
                        ----------      -------      --------      ----------
REVENUES
Three months ended
  March 31, 2003        $  1,200.1     $   26.4      $     --      $  1,226.5
Three months ended
  March 31, 2002           1,176.1         26.9            --         1,203.0

SEGMENT PROFIT (LOSS)
Three months ended
  March 31, 2003        $    140.1     $   (4.8)     $  (60.1)     $     75.2
Three months ended
  March 31, 2002             174.0         (3.3)        (62.1)          108.6

TOTAL ASSETS
As of March 31, 2003    $  5,687.1     $  150.6      $  449.6      $  6,287.3
As of December 31, 2002    5,648.1        163.0         589.7         6,400.8

    The following table presents the details of "Other" segment loss:

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                  ----------------------------
                                                    2003                2002
                                                  --------            --------
Corporate expenses                                $  (34.3)           $  (34.8)
Interest, net                                        (25.8)              (27.3)
                                                  --------            --------
Total                                             $  (60.1)           $  (62.1)
                                                  ========            ========

                           BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11. GUARANTEES

    In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under letters of credit and other bank issued guarantees totaling approximately $207.8 million at March 31, 2003. In addition, at March 31, 2003, the Company has guaranteed debt and other obligations of third parties totaling $133.1 million, which includes $91.6 million for a lease on a seismic vessel. This lease was transferred to WesternGeco at the time of the formation of the venture and Schlumberger has indemnified the Company for 70% of the total lease obligation.

    The Company sells certain of its products to customers with a product warranty that provides that customers can return a defective product during a specified warranty period following the purchase in exchange for a replacement product, repair at no cost to the customer or the issuance of a credit to the customer. The Company accrues its estimated exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The changes in the aggregate product warranty liabilities for the three months ended March 31, 2003 are as follows:

Balance as of December 31, 2002                                $       12.2
Claims paid                                                            (1.9)
Additional warranties issued                                            1.6
Revisions in estimates for previously issued warranties                 0.2
Other                                                                   1.1
                                                               ------------
Balance as of March 31, 2003                                   $       13.2
                                                               ============


NOTE 12. NEW ACCOUNTING STANDARDS

    Effective January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that the fair value of a liability associated with an asset retirement obligation ("ARO") be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The liability for the ARO is revised each subsequent period due to the passage of time and changes in estimates. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over the estimated useful life of the asset.

    The adoption of SFAS No. 143 in the first quarter of 2003 resulted in a charge of $5.6 million, net of tax of $2.8 million, recorded as the cumulative effect of accounting change in the consolidated condensed statement of operations. In conjunction with the adoption, the Company recorded ARO liabilities of $11.4 million primarily for anticipated costs of legal obligations associated with the future disposal of power source units at certain of its Oilfield divisions and refurbishment costs associated with certain leased facilities in Europe and with a fleet of leased railcars and tanks.

    In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and requires a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of the provisions of FIN 45 relating to the initial recognition and measurement of guarantor liabilities, which were effective for qualifying guarantees entered into or modified after December 31, 2002, did not have a material impact on the consolidated condensed financial statements of the Company. The Company adopted the new disclosure requirements in 2002.

    In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. An entity is subject to the consolidation rules of FIN 46 and is referred to as a variable interest entity if the entity's equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its operations without additional financial support. FIN 46 applies immediately to variable interest entities created or acquired after January 31, 2003. The Company has no such newly created or acquired entities. FIN 46 will apply after July 1, 2003 for variable interest entities created or acquired prior to February 1, 2003. The Company is reviewing the provisions of FIN 46 but does not expect the adoption to have a material impact, if any, on the consolidated condensed financial statements.

                           BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13. SUBSEQUENT EVENTS

    In April 2003, the Company completed the formation of the QuantX Wellbore Instrumentation venture with Expro International Group ("Expro"). The venture will be engaged in the permanent in-well monitoring market and was formed by combining Expro's existing permanent monitoring business with one of the Company's product lines. The Company also paid Expro $30.0 million and owns 50% of the venture. This venture will be included in the Oilfield segment.

    Also in April 2003, the Company entered into an interest rate swap agreement for a notional amount of $325.0 million associated with the Company's 6.25% Notes due January 2009. Under this agreement, the Company receives interest at a fixed rate of 6.25% and pays interest at a floating rate of six-month LIBOR plus a spread of 2.689%. This interest rate swap will settle semi-annually and terminates in January 2009. The interest rate swap agreement has been designated and qualified as a fair value hedging instrument. The interest rate swap agreement will be fully effective, resulting in no gain or loss recorded in the consolidated condensed statement of operations. In the unlikely event that the counterparty fails to meet the terms of the interest rate swap agreement, the Company's exposure is limited to the interest rate differential.

    Subsequent to the end of the quarter through May 12, 2003, the Company repurchased 2.0 million shares of its common stock at an average cost of $28.56 per share, for a total of $58.2 million. Upon repurchase, the shares were retired. The Company has authorization remaining to repurchase up to $159.1 million in common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's consolidated condensed financial statements and the related notes thereto.

FORWARD-LOOKING STATEMENTS

    MD&A and certain statements in the Notes to Consolidated Condensed Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (each a "Forward-Looking Statement"). The words "anticipate," "believe," "expect," "intend," "estimate," "project," "forecasts," "outlook," "will," "could," "may," "suggest" and similar expressions, and the negative thereof, are intended to identify forward-looking statements. Baker Hughes' expectations regarding its business outlook, customer spending, oil and gas prices and the business environment for the Company and the industry in general are only its forecasts regarding these matters. These forecasts may be substantially different from actual results, which are affected by the following risk factors: the level of petroleum industry exploration and production expenditures; drilling rig and oil and gas industry manpower and equipment availability; the Company's ability to implement and effect price increases for its products and services; the Company's ability to control its costs; the availability of sufficient manufacturing capacity and subcontracting capacity at forecasted costs to meet the Company's revenue goals; the ability of the Company to introduce new technology on its forecasted schedule and at its forecasted cost; the ability of the Company's competitors to capture market share; the Company's ability to retain or increase its market share; world economic conditions; the price of, and the demand for, crude oil and natural gas; drilling activity; weather conditions that affect the demand for energy and severe weather conditions that affect exploration and production activities; the legislative and regulatory environment in the U.S. and other countries in which the Company operates; Organization of Petroleum Exporting Countries ("OPEC") policy and the adherence by OPEC nations to their OPEC production quotas; war, military action or extended period of international conflict, particularly involving the U.S., Middle East or other major petroleum-producing or consuming regions; any future acts of war, armed conflicts or terrorist activities; civil unrest or in-country security concerns where the Company operates; the development of technology by Baker Hughes or its competitors that lowers overall finding and development costs; new laws and regulations that could have a significant impact on the future operations and conduct of all businesses as a result of the financial deterioration and bankruptcies of large U.S. entities; labor-related actions, including strikes, slowdowns and facility occupations; the condition of the capital and equity markets in general, including interest rates; adverse foreign exchange fluctuations and adverse changes in the capital markets in international locations where the Company operates; and the timing of any of the foregoing. See "Business Environment" for a more detailed discussion of certain of these risk factors.

    Baker Hughes' expectations regarding its level of capital expenditures described in "Liquidity and Capital Resources" below are only its forecasts regarding these matters. In addition to the factors described in the previous paragraph and in "Business Environment," these forecasts may be substantially different from actual results, which are affected by the following factors: the accuracy of the Company's estimates regarding its spending requirements; regulatory, legal and contractual impediments to spending reduction measures; the occurrence of any unanticipated acquisition or research and development opportunities; changes in the Company's strategic direction; and the need to replace any unanticipated losses of capital assets.

BUSINESS ENVIRONMENT

    The Company currently has seven operating divisions each with separate management teams that are engaged in the oilfield services and continuous process industries. The divisions have been aggregated into two reportable segments - "Oilfield" and "Process".

    The Oilfield segment consists of six operating divisions - Baker Atlas, Baker Oil Tools, Baker Petrolite, Centrilift, Hughes Christensen and INTEQ - that manufacture and sell products and provide services used in the oil and gas exploration industry, including drilling, formation evaluation, completion and production of oil and gas wells. The Oilfield segment also includes the Company's investment in WesternGeco, a seismic venture between the Company and Schlumberger Limited ("Schlumberger"), and other similar businesses. The Company and Schlumberger own 30% and 70%, respectively, of WesternGeco.

    The Process segment consists of one operating division, BIRD Machine, and the Company's investment in the Petreco venture, a venture between the Company and Sequel Holdings, Inc. BIRD Machine manufactures and sells a broad range of continuous and batch centrifuges and specialty filters for separating, dewatering or classifying process and waste streams.

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

    Key risk factors currently influencing the worldwide crude oil and gas markets are:

o Production control - the degree to which individual OPEC nations and other large oil and gas producing countries, including, but not limited to, Mexico, Norway and Russia, are willing and able to control production and exports of crude oil to decrease or increase supply and support their targeted oil price while meeting their market share objectives. Key measures of production control include actual production levels compared with target or quota production levels, oil price compared with targeted oil price and changes in each country's market share.

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

o Oil and gas storage inventory levels - a measure of the balance between supply and demand. A key measure of U.S. natural gas inventories is the storage level reported weekly by the U.S. Department of Energy compared with historic levels. Key measures for oil inventories include U.S. inventory levels reported by the U.S. Department of Energy and American Petroleum Institute and worldwide estimates reported by the International Energy Agency, again compared with historic levels.

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

o Energy prices and price volatility - the impact of widely fluctuating commodity prices on the stability of the market and subsequent impact on customer spending. Sustained higher energy prices can be an impediment to economic growth. While current energy prices are important contributors to positive cash flow at E&P companies, expectations for future prices are more important for determining future E&P spending.

o Access to prospects - which are economically attractive to individual oil and gas companies based on their expectations of required returns, forecasted energy prices and required investment. Access to prospects may be limited because host governments do not allow access to the reserves or because another oil and gas company owns the rights to develop the prospect.

o Possible supply disruptions - from key oil exporting countries, including, but not limited to, Iraq, Saudi Arabia, Nigeria and other Middle Eastern countries and Venezuela, due to political instability, civil unrest or military activity. In addition, adverse weather such as hurricanes could impact production facilities, causing supply disruptions.

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

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                     --------------------------
                                         2003           2002
                                     -----------    -----------
WTI crude oil ($/bbl)                $     33.96    $     21.58
U.S. Spot Natural Gas ($/MMBtu)             6.38           2.53

    WTI crude oil prices averaged $33.96/bbl in the first quarter of 2003, rising from $30.56/bbl in early January to a high for the quarter of $37.83/bbl in early March, before falling to a low for the quarter of $27.36/bbl in late March. In January and February, oil prices rose due to the impact of the general strike in Venezuela that began in December 2002. The strike resulted in decreased oil production and exports from Venezuela and in lower inventories in the U.S. Also in January and February, oil prices rose above what the historical relationship between oil price and inventories would suggest was appropriate. This "war premium" was driven by concerns of a possible supply disruption resulting from military action in the Middle East. Prices fell throughout March as military action in Iraq did not produce a significant disruption; as the general strike in Venezuela subsided, allowing oil production and exports to begin to recover; and as Saudi Arabia and other OPEC countries increased production to compensate for the loss of Venezuelan and Iraqi crude.

    During the first quarter of 2003, natural gas prices averaged $6.38/MMBtu. Natural gas prices were volatile during the quarter, trading between a low of $4.89/MMBtu and a high of $19.38/MMBtu, and averaged almost $10.00/MMBtu during a period of colder weather in late February and early March. The rise in natural gas prices was driven by tight supply, created by falling production, and increased demand due to a winter that was colder than the prior year, but warmer than normal. Prices rose to a level high enough to curtail enough demand to allow the market to balance with less supply. The year over year natural gas storage deficit grew throughout the quarter and storage levels reached record lows in April 2003.

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

    The Company has been providing rig counts to the public since 1944. The Company gathers all relevant data through its field service personnel worldwide who obtain this information from various sources. This data is then compiled and distributed to various wire services and trade associations and is published on the Company's website. Rig counts are compiled weekly for the U.S. and Canada and monthly for all international and workover rigs. North American rigs are counted as active if the well being drilled has been started and drilling has not been completed on the day the count is taken. For an international rig to be counted as active on a monthly basis, drilling operations must comprise at least 15 days during the month. Published international rig counts do not include rigs drilling in certain countries, such as Russia and onshore China, because this information is extremely difficult to obtain. The Company's rig counts are summarized in the table below as averages for each of the periods indicated.

                                     THREE MONTHS ENDED
                                          MARCH 31,
                               -----------------------------
                                   2003             2002
                               ------------     ------------
U.S. - Land                             788              693
U.S. - Offshore                         109              121
Canada                                  492              377
                               ------------     ------------
  North America                       1,389            1,191
                               ------------     ------------
Latin America                           217              225
North Sea                                44               55
Other Europe                             38               39
Africa                                   54               55
Middle East                             213              193
Asia Pacific                            178              165
                               ------------     ------------
  Outside North America                 744              732
                               ------------     ------------
Worldwide                             2,133            1,923
                               ============     ============

U.S.  Workover Rigs                   1,049              991
                               ============     ============

INDUSTRY OUTLOOK

    Caution is advised that the factors described above in "Forward Looking Statements" and "Business Environment" could negatively impact the Company's expectations for oil and gas demand, oil and gas prices and drilling activity.

    Oil - The balance between oil supply and oil demand remained tight as the second quarter of 2003 began. The supply disruptions caused by military action in Iraq and the general strike in Venezuela tested, but did not exceed, OPEC's ability to increase supply to stabilize the market. As a result, oil prices are expected to trade between $23/bbl and $28/bbl for the balance of 2003. Prices could move above this trading range if supply is disrupted in the Middle East, Africa or Venezuela again. Prices could move below this trading range if OPEC proves unwilling or unable to restrain production to match market demand or if the U.S. and/or world economy slows.

    North America Natural Gas - Prices are expected to trade between $4.00/MMBtu and $6.00/MMBtu, as higher prices will be required to discourage some industrial demand and increase the amount of gas that can be injected into storage before the start of the 2003/2004 heating season. Prices could move to the top of this trading range and spike above it if warmer than normal weather drives demand higher or if supply is disrupted - e.g., by a Gulf of Mexico hurricane.

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

    o   Total spending is expected to be up 4% to 6% in 2003 compared with 2002.

    Drilling Activity - Based upon the Company's outlooks for oil and natural gas prices and customer spending described above, the Company's outlook for drilling activity, as measured by the Baker Hughes rig count, is as follows:

    o The North American rig count is expected to increase approximately 8% to 10% in 2003 compared with 2002. The U.S. rig count is expected to rise throughout the year and end the year at approximately 950 to 1,100 rigs.

    o Drilling activity outside of North America, excluding Venezuela, is expected to remain steady in 2003 and is expected to increase as much as 3% to 5% compared with 2002.

COMPANY OUTLOOK

    The Company expects that 2003 will be stronger than 2002, with revenues expected to increase by approximately 4% to 6% as compared with 2002, with related improvements in operating results, primarily in the second half of the year. Activity is expected to improve in the second half of 2003 as a result of anticipated increased drilling activity in the U.S., primarily due to relatively higher commodity prices. Activity outside of the U.S. is also expected to increase as a result of the relatively high crude oil prices. The Company expects the second quarter of 2003 activity to be up 2% to 4% compared with the first quarter of 2003 due to a steady post-strike recovery in Venezuela, a return to normal activity levels in Nigeria and the Middle East by the end of the second quarter, steady improvement in U.S. land gas-directed drilling and the beginnings of an increase in U.S. offshore gas-directed drilling. These improvements will be partially offset by the seasonal decline in Canadian drilling.

    Nigeria held national elections in April 2003. Civil unrest related to electoral issues in Nigeria resulted in a number of operators curtailing operations in Nigeria in March 2003 and the delay of several export-direct customer orders for Nigerian customers. Activity is expected to return to normal in the second quarter.

    The military action in Iraq impacted the Company's operations in the Middle East in the first quarter and resulted in delays affecting several export-direct customer orders. The military action in Iraq is entering a new phase and the Company expects most orders delayed in the first quarter to be shipped during the second quarter.

    Activity in the North Sea, particularly in the U.K. sector, is expected to be depressed for the next 12 to 18 months. Although activity is expected to increase seasonally, a meaningful increase in activity levels is probably dependent upon a large number of assets being sold by the major oil and gas companies and independents. As a result, the Company is taking steps to reduce its cost structure in the North Sea.

NEW ACCOUNTING STANDARDS

    Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that the fair value of a liability associated with an asset retirement obligation ("ARO") be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The liability for the ARO is revised each subsequent period due to the passage of time and changes in estimates. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over the estimated useful life of the asset.

    The adoption of SFAS No. 143 in the first quarter of 2003 resulted in a charge of $5.6 million, net of tax of $2.8 million, recorded as the cumulative effect of accounting change in the consolidated condensed statement of operations. In conjunction with the adoption, the Company recorded ARO liabilities of $11.4 million primarily for anticipated costs of legal obligations associated with the future disposal of power source units at certain of its Oilfield divisions and refurbishment costs associated with certain leased facilities in Europe and with a fleet of leased railcars and tanks.

    In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and requires a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of the provisions of FIN 45 relating to the initial recognition and measurement of guarantor liabilities, which were effective for qualifying guarantees entered into or modified after December 31, 2002, did not have a material impact on the consolidated condensed financial statements of the Company. The Company adopted the new disclosure requirements in 2002.

    In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. An entity is subject to the consolidation rules of FIN 46 and is referred to as a variable interest entity if the entity's equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its operations without additional financial support. FIN 46 applies immediately to variable interest entities created or acquired after January 31, 2003. The Company has no such newly created or acquired entities. FIN 46 will apply after July 1, 2003 for variable interest entities created or acquired prior to February 1, 2003. The Company is reviewing the provisions of FIN 46 but does not expect the adoption to have a material impact, if any, on the consolidated condensed financial statements.

DISCONTINUED OPERATIONS

    In November 2002, the Company sold EIMCO Process Equipment ("EIMCO"), a division of the Process segment, and received total proceeds of $48.9 million, of which $4.9 million was held in escrow pending completion of final adjustments of the purchase price. Subsequent to the end of the first quarter of 2003, all purchase price adjustments were completed resulting in the release of the escrow balance, of which $2.9 million was returned to the buyer and $2.0 million was received by the Company. The Company also recorded an additional loss on sale due to purchase price adjustments of $2.5 million, net of tax of $1.3 million. In addition, in December 2002, the Company entered into exclusive negotiations for the sale of the Company's interest in its oil producing operations in West Africa and received $10.0 million as a deposit. This transaction was effective as of January 1, 2003, and resulted in a gain on sale of $4.1 million, net of a tax benefit of $0.2 million. The Company received the remaining $22.0 million in proceeds upon closing, which occurred in April 2003. In accordance with generally accepted accounting principles, the Company has reclassified the consolidated financial statements for all prior periods to present both of these operations as discontinued.

    Summarized financial information from discontinued operations is as follows:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                              ------------------------------
                                                  2003              2002
                                              ------------      ------------
Revenues:
  EIMCO                                       $         --      $       44.9
  Oil producing operations                             4.2              13.0
                                              ------------      ------------
Total                                         $        4.2      $       57.9
                                              ============      ============

Income before income taxes:
  EIMCO                                       $         --      $        1.7
  Oil producing operations                             1.8               5.4
                                              ------------      ------------
Total                                                  1.8               7.1
                                              ------------      ------------
Income taxes:
  EIMCO                                                 --              (0.6)
  Oil producing operations                            (0.7)             (1.3)
                                              ------------      ------------
Total                                                 (0.7)             (1.9)
                                              ------------      ------------
Income before gain (loss) on disposal:
  EIMCO                                                 --               1.1
  Oil producing operations                             1.1               4.1
                                              ------------      ------------
Total                                                  1.1               5.2
                                              ------------      ------------
Gain (loss) on disposal, net of tax:
  EIMCO                                               (2.5)               --
  Oil producing operations                             4.1                --
                                              ------------      ------------
Total                                                  1.6                --
                                              ------------      ------------
Income from discontinued operations           $        2.7      $        5.2
                                              ============      ============

RESULTS OF OPERATIONS

    The Company is primarily engaged in the oilfield service industry, which accounted for 97.8% of total revenues for the three months ended March 31, 2003 and 2002. As a result, the discussion regarding the consolidated results of operations is primarily focused on the Company's Oilfield segment.

REVENUES

    Revenues for the three months ended March 31, 2003 were $1,226.5 million, an increase of 2.0% compared with the three months ended March 31, 2002. Oilfield revenues were $1,200.1 million, an increase of 2.0% compared with the three months ended March 31, 2002. Oilfield revenues in North America, which account for 43.9% of total Oilfield revenues, increased 9.0% for the three months ended March 31, 2003 compared with the three months ended March 31, 2002. This increase reflects increased activity in U.S. land operations, as evidenced by a 13.7% increase in the U.S. land rig count, partially offset by decreased performances in the deepwater Gulf of Mexico. Outside North America, Oilfield revenues decreased 2.8% for the three months ended March 31, 2003 compared with the three months ended March 31, 2002. This decrease reflects a slower than expected recovery in Venezuela, civil unrest in Nigeria, weakening North Sea markets and associated price erosion, as well as product shipment delays to Russia and the Middle East.

COST OF REVENUES

    Cost of revenues for the three months ended March 31, 2003 was $923.3 million, an increase of 5.5% compared with the three months ended March 31, 2002. Cost of revenues as a percentage of consolidated revenues for the three months ended March 31, 2003 and 2002 was 75.3% and 72.8%, respectively. The increase is primarily the result of pricing pressures and a change in the geographic and product mix from the sale of the Company's products and services.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2003 were $201.8 million, a decrease of 1.6% compared with the three months ended March 31, 2002. SG&A expenses as a percentage of consolidated revenues for the three months ended March 31, 2003 and 2002 were 16.5% and 17.0%, respectively. This reflects the impact of the Company's cost control measures and a more stable SG&A cost structure.

EQUITY IN INCOME (LOSS) OF AFFILIATES

    Equity in income (loss) of affiliates relates to the Company's share of the income (loss) of affiliates accounted for using the equity method of accounting. Equity in income (loss) of affiliates for the three months ended March 31, 2003 decreased $13.5 million compared with the three months ended March 31, 2002. The Company's most significant equity method investment is its 30% interest in WesternGeco. The operating results of WesternGeco were adversely affected by the continuing weakness in the seismic industry.

INTEREST EXPENSE AND INTEREST INCOME

    Interest expense for the three months ended March 31, 2003 was unchanged compared with the three months ended March 31, 2002. Interest expense was impacted by lower total debt levels resulting from cash flow from operations and the repayment of $100.0 million of long-term debt coupled with lower average interest rates on the Company's short-term debt. The approximate average interest rate on short-term debt was 1.3% for the three months ended March 31, 2003 compared with 1.8% for the three months ended March 31, 2002. Interest expense was also impacted by the final settlement of outstanding obligations with a related party.

    Interest income for the three months ended March 31, 2003 compared with the three months ended March 31, 2002, increased $1.5 million primarily due to the final settlement of outstanding obligations due to the Company from a related party.

INCOME TAXES

    The Company's effective tax rates differ from the statutory income tax rate of 35% due to lower effective rates on international operations offset by higher taxes within the WesternGeco venture that arose due to: (i) the venture being taxed in certain foreign jurisdictions based on a deemed profit basis, which is a percentage of revenues rather than profits and (ii) unbenefitted foreign losses of the venture, which are operating losses in certain foreign jurisdictions where there was no current tax benefit and where a deferred tax asset was not recorded due to the uncertainty of realization.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

    On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. The adoption of SFAS No. 142 required the Company to cease amortizing goodwill and to perform a transitional impairment test of goodwill in each of its reporting units as of January 1, 2002. The Company's reporting units were based on its organizational and reporting structure. Corporate and other assets and liabilities were allocated to the reporting units to the extent that they related to the operations of those reporting units. Valuations of the reporting units were performed by an independent third party. The goodwill in both the EIMCO and BIRD Machine operating divisions of the Company's Process segment was determined to be impaired using a combination of a market value and discounted cash flows approach to estimate fair value. Accordingly, the Company recognized transitional impairment losses of $42.5 million, net of tax of $20.4 million. The transitional impairment losses were recorded in the first quarter of 2002 as the cumulative effect of accounting change in the consolidated condensed statement of operations.

    On January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that the fair value of a liability associated with an asset retirement obligation ("ARO") be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The liability for the ARO is revised each subsequent period due to the passage of time and changes in estimates. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over the estimated useful life of the asset.

    The adoption of SFAS No. 143 in the first quarter of 2003 resulted in a charge of $5.6 million, net of tax of $2.8 million, recorded as the cumulative effect of accounting change in the consolidated condensed statement of operations. In conjunction with the adoption, the Company recorded ARO liabilities of $11.4 million primarily for anticipated costs of legal obligations associated with the future disposal of power source units at certain of its Oilfield divisions and refurbishment costs associated with certain leased facilities in Europe and with a fleet of leased railcars and tanks.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's capital requirements have principally related to working capital needs, payment of dividends and capital expenditures. These requirements have been met through a combination of commercial paper borrowings and internally generated funds.

    In the three months ended March 31, 2003, net cash inflows from operating activities of continuing operations totaled $20.1 million, an increase of $22.8 million compared with the three months ended March 31, 2002. This increase was primarily due to a decrease in working capital, partially offset by lower income from continuing operations.

    Expenditures for capital assets totaled $76.2 million and $62.1 million for the three months ended March 31, 2003 and 2002, respectively. The majority of these expenditures were for machinery and equipment and rental tools. During the three months ended March 31, 2003 and 2002, the Company received proceeds of $12.4 million and $17.4 million, respectively, from the disposal of assets.

    During 2002, the Company's Board of Director's authorized the Company to repurchase up to $275.0 million of its common stock. During the three months ended March 31, 2003, the Company repurchased 0.3 million shares at an average cost of $28.69 per share, for a total of $8.6 million. Subsequent to the end of the quarter through May 12, 2003, the Company repurchased 2.0 million shares at an average cost of $28.56 per share, for a total of $58.2 million. Upon repurchase, the shares were retired. The Company has authorization remaining to repurchase up to $159.1 million in common stock.

    Total debt outstanding at March 31, 2003 was $1,517.2 million, a decrease of $30.6 million compared with December 31, 2002. The Company repaid $100.0 million of its 5.8% Notes due February 2003. The repayment was funded through cash flow from operations and the issuance of commercial paper. The debt to equity ratio was 0.44 at March 31, 2003 compared with 0.46 at December 31, 2002. The Company's long-term objective is to maintain a debt to equity ratio between 0.40 and 0.60.

    At March 31, 2003, the Company had $977.5 million of credit facilities with commercial banks, of which $594.0 million was committed. The committed facilities expire in September 2003 ($56 million) and October 2003 ($538 million). There were no direct borrowings under these facilities during the three months ended March 31, 2003; however, to the extent the Company has outstanding commercial paper, available borrowings under the committed credit facilities are reduced. At March 31, 2003, the Company had $50.0 million in commercial paper outstanding. At December 31, 2002, the Company had no outstanding commercial paper.

    Cash flows from continuing operations are expected to be the principal sources of liquidity in 2003. The Company believes that cash flows from continuing operations, combined with existing credit facilities, will provide the Company with sufficient capital resources and liquidity to manage its operations, meet debt obligations and fund projected capital expenditures. The Company currently expects 2003 capital expenditures to be between $310.0 million and $330.0 million, excluding acquisitions. The expenditures are expected to be used primarily for normal, recurring items necessary to support the growth of the Company.

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

    In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under letters of credit and other bank issued guarantees totaling approximately $207.8 million at March 31, 2003. In addition, at March 31, 2003, the Company has guaranteed debt and other obligations of third parties totaling $133.1 million, which includes $91.6 million for a lease on a seismic vessel. This lease was transferred to WesternGeco at the time of the formation of the venture and Schlumberger has indemnified the Company for 70% of the total lease obligation.

    The words "believes," "will," "expected" and "expects" are intended to identify Forward-Looking Statements in "Liquidity and Capital Resources". See "Forward-Looking Statements" and "Business Environment" above for a description of risk factors related to these Forward-Looking Statements.

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

    At March 31, 2003, the Company had entered into several foreign currency forward contracts with notional amounts aggregating $90.5 million to hedge exposure to currency fluctuations in various foreign currencies, including the British Pound Sterling , the Euro and the Norwegian Krone. These contracts are designated as fair value hedges. Based on quoted market prices as of March 31, 2003 for contracts with similar terms and maturity dates, the Company recorded a loss of $0.6 million.

    The counterparties to the Company's forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the unlikely event that the counterparties fail to meet the terms of a foreign currency contract, the Company's exposure is limited to the foreign currency rate differential.

    In April 2003, the Company entered into an interest rate swap agreement for a notional amount of $325.0 million associated with the Company's 6.25% Notes due January 2009. Under this agreement, the Company receives interest at a fixed rate of 6.25% and pays interest at a floating rate of six-month LIBOR plus a spread of 2.689%. This interest rate swap will settle semi-annually and terminates in January 2009. The interest rate swap agreement has been designated and qualified as a fair value hedging instrument. The interest rate swap agreement will be fully effective, resulting in no gain or loss recorded in the consolidated condensed statement of operations. In the unlikely event that the counterparty fails to meet the terms of the interest rate swap agreement, the Company's exposure is limited to the interest rate differential.

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

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Stockholders was held on April 23, 2003 (1) to elect four Class III members of the Board of Directors to serve for three-year terms, (2) to approve the amendment of the Baker Hughes Incorporated Employee Stock Purchase Plan, (3) to consider a stockholder proposal regarding poison pills, (4) to consider a stockholder proposal regarding classified boards, (5) to consider a stockholder proposal regarding prohibition of stock option grants to senior executives and (6) to consider a stockholder proposal on implementation of the MacBride Principles in Northern Ireland. Following are the final results of the Annual Meeting, which supersede the preliminary results reported under Item 5 of the Current Report on Form 8-K filed with the SEC on April 25, 2003.

    The four Class III directors who were so elected are Claire W. Gargalli, James A. Lash, James F. McCall and Michael E. Wiley. The directors whose term of office continued after the Annual Meeting are Clarence P. Cazalot, Jr., Edward
P. Djerejian, Anthony G. Fernandes, Richard D. Kinder, J. Larry Nichols, H. John Riley, Jr. and Charles L. Watson. The number of affirmative votes and the number of votes withheld for the directors so elected were:

                              Number of
                             Affirmative          Number of
      Names                     Votes             Withheld
------------------           -----------         ----------
Claire W. Gargalli           223,495,560         76,221,399
James A. Lash                223,295,560         76,421,399
James F. McCall              223,306,094         76,410,865
Michael E. Wiley             223,506,038         76,210,921

    The number of affirmative votes, the number of negative votes, the number of abstentions and the number of broker non-votes with respect to the amendment of the Baker Hughes Incorporated Employee Stock Purchase Plan were as follows:

   Number of
  Affirmative          Number of                            Broker
     Votes           Negative Votes     Abstentions       Non-votes
-----------------    --------------    -------------      ---------
   292,947,391          4,846,295         1,923,273           --

    The number of affirmative votes, the number of negative votes, the number of abstentions and the number of broker non-votes with respect to the approval of the stockholder proposals were as follows:

                            Number of      Number of
                           Affirmative      Negative                     Broker
                              Votes          Votes       Abstentions    Non-votes
                           -----------    -----------    -----------    ----------
Proposal regarding
  poison pills             203,440,221     67,426,808     2,289,674     26,560,256
Proposal regarding
  classified boards        231,857,567     38,887,118     2,411,477     26,560,797
Proposal regarding
  prohibition of stock
  option grants to
  senior executives          8,359,833    262,268,111     2,528,219     26,560,796
Proposal regarding
  MacBride Principles       16,783,790    243,602,899    12,746,792     26,583,478

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         10.1 Baker Hughes Incorporated Employee Stock Purchase Plan, as amended and restated effective as of March 5, 2003.

         10.2 Interest Rate Swap Confirmation, dated April 8, 2003, and Schedule to the Master Agreement (Multicurrency-Cross Border), dated as of March 6, 2000.

         99.1 Statement of Michael E. Wiley, Chief Executive Officer, and G. Stephen Finley, Chief Financial Officer, dated May 13, 2003 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)  Reports on Form 8-K:

         A Current Report on Form 8-K was filed with the SEC on April 15, 2003, to furnish under "Item 9. Regulation FD Disclosure" pursuant to "Item
         12. Results of Operations and Financial Condition" (in accordance with SEC Release No. 33-8216) the Company's updated outlook for the three months ended March 31, 2003.

         A Current Report on Form 8-K was filed with the SEC on April 25, 2003,
         (a) to report under "Item 5. Other Events and Required FD Disclosure" the preliminary results of the Company's Annual Meeting of Stockholders and the election of certain members of the Board of Directors and stockholder proposals and (b) to furnish under "Item 9. Regulation FD Disclosure" pursuant to "Item 12. Results of Operations and Financial Condition" (in accordance with SEC Release No. 33-8216) the Company's announcement of financial results for the first quarter of 2003.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      BAKER HUGHES INCORPORATED
                                      (REGISTRANT)



Date: May 13, 2003                    By: /s/G. STEPHEN FINLEY
                                      ------------------------------------------
                                      G. Stephen Finley
                                      Sr. Vice President - Finance and
                                      Administration and Chief Financial Officer


Date: May 13, 2003                    By: /s/ALAN J. KEIFER
                                      ------------------------------------------
                                      Alan J. Keifer
                                      Vice President and Controller

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003                          By: /s/MICHAEL E. WILEY
                                            ------------------------------------
                                            Michael E. Wiley
                                            Chairman of the Board, President and
                                            Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003                    By: /s/G. STEPHEN FINLEY
                                      ------------------------------------------
                                      G. Stephen Finley
                                      Sr. Vice President - Finance and
                                      Administration and Chief Financial Officer

                               INDEX TO EXHIBITS

(a)  Exhibits:

     10.1  Baker Hughes Incorporated Employee Stock Purchase Plan, as amended and restated effective as of March 5, 2003

     10.2  Interest Rate Swap Confirmation, dated April 8, 2003, and Schedule to the Master Agreement (Multicurrency-Cross
           Border), dated as of March 6, 2000.

     99.1  Statement of Michael E. Wiley, Chief Executive Officer, and G. Stephen Finley, Chief Financial Officer, dated
           May 13, 2003 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.