Form 10-Q
period 2003-06-30
BAKER HUGHES INC
filed 2003-08-08
CIK 808362

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003


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

                                   ----------

   As of August 1, 2003, the registrant has outstanding 334,695,802 shares of
                          Common Stock, $1 par value.

                                      INDEX

                                                                                                                          PAGE NO.
                                                                                                                          --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Statements of Operations - Three months and six months ended
         June 30, 2003 and 2002                                                                                              2

         Consolidated Condensed Balance Sheets - June 30, 2003 and December 31, 2002                                         3

         Consolidated Condensed Statements of Cash Flows - Six months ended
         June 30, 2003 and 2002                                                                                              4

         Notes to Consolidated Condensed Financial Statements                                                                5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                              13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                         22

Item 4.  Controls and Procedures                                                                                            22


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                                  24

Item 2.  Changes in Securities and Use of Proceeds                                                                          24

Item 3.  Defaults Upon Senior Securities                                                                                    24

Item 4.  Submission of Matters to a Vote of Security Holders                                                                24

Item 5.  Other Information                                                                                                  24

Item 6.  Exhibits and Reports on Form 8-K                                                                                   24

Signatures                                                                                                                  26

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In millions, except per share amounts)
                                   (Unaudited)


                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                   JUNE 30,                        JUNE 30,
                                                          --------------------------      --------------------------
                                                             2003            2002            2003            2002
                                                          ----------      ----------      ----------      ----------
Revenues                                                  $  1,341.4      $  1,245.1      $  2,567.9      $  2,448.1
                                                          ----------      ----------      ----------      ----------
Costs and expenses:
  Cost of revenues                                             970.7           901.2         1,894.0         1,776.4
  Selling, general and administrative                          213.4           219.8           415.2           424.8
  Restructuring charge reversal                                   --            (1.9)             --            (1.9)
                                                          ----------      ----------      ----------      ----------
    Total                                                    1,184.1         1,119.1         2,309.2         2,199.3
                                                          ----------      ----------      ----------      ----------

Operating income                                               157.3           126.0           258.7           248.8
Equity in income (loss) of affiliates                           (3.6)            5.9            (4.0)           19.0
Interest expense                                               (24.6)          (27.4)          (53.0)          (55.8)
Interest income                                                  0.5             1.1             3.1             2.2
                                                          ----------      ----------      ----------      ----------

Income from continuing operations before income taxes          129.6           105.6           204.8           214.2
Income taxes                                                   (48.0)          (37.0)          (75.8)          (75.0)
                                                          ----------      ----------      ----------      ----------

Income from continuing operations                               81.6            68.6           129.0           139.2
Income from discontinued operations, net of tax                   --             3.8             2.7             9.0
                                                          ----------      ----------      ----------      ----------

Income before cumulative effect of accounting change            81.6            72.4           131.7           148.2
Cumulative effect of accounting change, net of tax                --              --            (5.6)          (42.5)
                                                          ----------      ----------      ----------      ----------
Net income                                                $     81.6      $     72.4      $    126.1      $    105.7
                                                          ==========      ==========      ==========      ==========

Basic earnings per share:
  Income from continuing operations                       $     0.24      $     0.20      $     0.38      $     0.41
  Income from discontinued operations                             --            0.01            0.01            0.03
  Cumulative effect of accounting change                          --              --           (0.02)          (0.13)
                                                          ----------      ----------      ----------      ----------
  Net income                                              $     0.24      $     0.21      $     0.37      $     0.31
                                                          ==========      ==========      ==========      ==========

Diluted earnings per share:
  Income from continuing operations                       $     0.24      $     0.20      $     0.38      $     0.41
  Income from discontinued operations                             --            0.01            0.01            0.02
  Cumulative effect of accounting change                          --              --           (0.02)          (0.12)
                                                          ----------      ----------      ----------      ----------
  Net income                                              $     0.24      $     0.21      $     0.37      $     0.31
                                                          ==========      ==========      ==========      ==========

Cash dividends per share                                  $    0.115      $    0.115      $     0.23      $     0.23
                                                          ==========      ==========      ==========      ==========

     See accompanying notes to consolidated condensed financial statements.

                           BAKER HUGHES INCORPORATED
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In millions)


                                                                     JUNE 30,         DECEMBER 31,
                                                                      2003               2002
                                                                   (UNAUDITED)         (AUDITED)
                                                                  -------------      -------------
ASSETS
Current Assets:
  Cash and cash equivalents                                       $        71.0      $       143.9
  Accounts receivable, net                                              1,174.1            1,110.6
  Inventories                                                           1,081.4            1,032.0
  Other current assets                                                    209.8              204.7
  Assets of discontinued operations                                          --               64.3
                                                                  -------------      -------------
  Total current assets                                                  2,536.3            2,555.5
                                                                  -------------      -------------

Investment in affiliates                                                  899.5              872.0
Property, net                                                           1,362.4            1,354.7
Goodwill                                                                1,234.0            1,226.6
Intangible assets, net                                                    142.8              136.8
Other assets                                                              262.4              255.2
                                                                  -------------      -------------
Total assets                                                      $     6,437.4      $     6,400.8
                                                                  =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                $       396.3      $       389.2
  Short-term borrowings and current portion of long-term debt              34.7              123.5
  Accrued employee compensation                                           217.3              254.0
  Other accrued liabilities                                               280.4              267.4
  Liabilities of discontinued operations                                     --               46.0
                                                                  -------------      -------------
  Total current liabilities                                               928.7            1,080.1
                                                                  -------------      -------------

Long-term debt                                                          1,571.6            1,424.3
Deferred income taxes                                                     117.0              166.7
Other long-term liabilities                                               360.3              332.5

Stockholders' equity:
  Common stock                                                            334.7              335.8
  Capital in excess of par value                                        3,074.7            3,111.6
  Retained earnings                                                       245.1              196.3
  Accumulated other comprehensive loss                                   (194.7)            (246.5)
                                                                  -------------      -------------
  Total stockholders' equity                                            3,459.8            3,397.2
                                                                  -------------      -------------
Total liabilities and stockholders' equity                        $     6,437.4      $     6,400.8
                                                                  =============      =============

     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)


                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                 --------------------------
                                                                                    2003            2002
                                                                                 ----------      ----------
Cash flows from operating activities:
Income from continuing operations                                                $    129.0      $    139.2
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
  Depreciation and amortization                                                       161.4           147.8
  Benefit for deferred income taxes                                                    (8.7)           (0.5)
  Gain on disposal of assets                                                          (10.0)          (22.9)
  Equity in (income) loss of affiliates                                                 4.0           (19.0)
  Change in accounts receivable                                                       (47.1)           68.6
  Change in inventories                                                               (36.0)          (29.1)
  Change in accounts payable                                                           (4.7)            1.8
  Change in accrued employee compensation and other accrued liabilities               (18.4)         (145.1)
  Change in other long-term liabilities                                                13.0            (4.3)
  Changes in other assets and liabilities                                             (61.2)           45.9
                                                                                 ----------      ----------
Net cash flows from continuing operations                                             121.3           182.4
Net cash flows from discontinued operations                                             1.4            47.4
                                                                                 ----------      ----------
Net cash flows from operating activities                                              122.7           229.8
                                                                                 ----------      ----------

Cash flows from investing activities:
  Expenditures for capital assets                                                    (151.0)         (136.0)
  Acquisition of businesses, net of cash acquired                                      (9.4)          (38.8)
  Investment in affiliates                                                            (34.1)          (12.5)
  Proceeds from sale of business                                                       22.0              --
  Proceeds from disposal of assets                                                     36.4            37.1
                                                                                 ----------      ----------
Net cash flows from continuing operations                                            (136.1)         (150.2)
Net cash flows from discontinued operations                                              --            (0.2)
                                                                                 ----------      ----------
Net cash flows from investing activities                                             (136.1)         (150.4)
                                                                                 ----------      ----------

Cash flows from financing activities:
  Net borrowings (repayments) of commercial paper and other short-term debt           142.0           (47.2)
  Repayment of indebtedness                                                          (100.0)             --
  Proceeds from termination of interest rate swap agreement                            15.5              --
  Proceeds from issuance of common stock                                               34.8            35.0
  Repurchase of common stock                                                          (72.9)             --
  Dividends                                                                           (77.3)          (77.4)
                                                                                 ----------      ----------
Net cash flows from continuing operations                                             (57.9)          (89.6)
Net cash flows from discontinued operations                                              --              --
                                                                                 ----------      ----------
Net cash flows from financing activities                                              (57.9)          (89.6)
                                                                                 ----------      ----------

Effect of foreign exchange rate changes on cash                                        (1.6)            3.3
                                                                                 ----------      ----------
Decrease in cash and cash equivalents                                                 (72.9)           (6.9)
Cash and cash equivalents, beginning of period                                        143.9            38.7
                                                                                 ----------      ----------
Cash and cash equivalents, end of period                                         $     71.0      $     31.8
                                                                                 ==========      ==========

Income taxes paid                                                                $    110.5      $     82.7
Interest paid                                                                    $     59.9      $     57.3

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

NOTE 2. DISCONTINUED OPERATIONS

    In November 2002, the Company sold EIMCO Process Equipment ("EIMCO"), a division of the Process segment, and received total proceeds of $48.9 million, of which $4.9 million was held in escrow pending completion of final adjustments of the purchase price. In April 2003, all purchase price adjustments were completed, resulting in the release of the escrow balance, of which $2.9 million was returned to the buyer and $2.0 million was received by the Company. In the first quarter of 2003, the Company also recorded an additional loss on sale due to purchase price adjustments of $2.5 million, net of tax of $1.3 million.

    In December 2002, the Company entered into exclusive negotiations for the sale of the Company's interest in its oil producing operations in West Africa and received $10.0 million as a deposit. The transaction was effective as of January 1, 2003, and resulted in a gain on sale of $4.1 million, net of a tax benefit of $0.2 million, recorded in the first quarter of 2003. The sales price was $32.0 million and the Company received the remaining $22.0 million upon closing, which occurred in April 2003.

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

    The Company has reclassified the consolidated financial statements for all prior periods to present both of these operations as discontinued. Summarized financial information from discontinued operations is as follows:

                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          JUNE 30,                        JUNE 30,
                                                  -------------------------      --------------------------
                                                     2003           2002            2003            2002
                                                  ----------     ----------      ----------      ----------
Revenues:
  EIMCO                                           $       --     $     43.2      $       --      $     88.1
  Oil producing operations                                --           13.5             4.2            26.5
                                                  ----------     ----------      ----------      ----------
Total                                             $       --     $     56.7      $      4.2      $    114.6
                                                  ==========     ==========      ==========      ==========

Income (loss) before income taxes:
  EIMCO                                           $       --     $     (0.2)     $       --      $      1.5
  Oil producing operations                                --            5.2             1.8            10.6
                                                  ----------     ----------      ----------      ----------
Total                                                     --            5.0             1.8            12.1
                                                  ----------     ----------      ----------      ----------
Income taxes:
  EIMCO                                                   --            0.1              --            (0.5)
  Oil producing operations                                --           (1.3)           (0.7)           (2.6)
                                                  ----------     ----------      ----------      ----------
Total                                                     --           (1.2)           (0.7)           (3.1)
                                                  ----------     ----------      ----------      ----------
Income (loss) before gain (loss) on disposal:
  EIMCO                                                   --           (0.1)             --             1.0
  Oil producing operations                                --            3.9             1.1             8.0
                                                  ----------     ----------      ----------      ----------
Total                                                     --            3.8             1.1             9.0
                                                  ----------     ----------      ----------      ----------
Gain (loss) on disposal:
   EIMCO                                                  --             --            (2.5)             --
   Oil producing operations                               --             --             4.1              --
                                                  ----------     ----------      ----------      ----------
Total                                                     --             --             1.6              --
                                                  ----------     ----------      ----------      ----------
Income from discontinued operations               $       --     $      3.8      $      2.7      $      9.0
                                                  ==========     ==========      ==========      ==========

NOTE 3. ACQUISITIONS AND INVESTMENT IN AFFILIATES

    In the second quarter of 2003, the Company made an acquisition within its Oilfield segment for an aggregate purchase price of $12.6 million, of which $9.4 million was paid in cash. As a result of this acquisition, the Company recorded approximately $2.0 million of goodwill. The purchase price is allocated based on fair value of the acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not material to the Company's consolidated financial statements.

    During the six months ended June 30, 2003, the Company invested cash of $34.1 million in affiliates, of which $30.1 million related to the Company's 50% interest in the QuantX Wellbore Instrumentation venture ("QuantX") with Expro International ("Expro"), which occurred in the second quarter of 2003. The venture is engaged in the permanent in-well monitoring market and was formed by combining Expro's existing permanent monitoring business with one of the Company's product lines. The Company accounts for its ownership in QuantX using the equity method of accounting.

    In the first quarter of 2002, the Company made three acquisitions within its Oilfield segment for an adjusted aggregate purchase price of $51.7 million. As a result of these acquisitions, the Company paid $38.8 million in cash and recorded approximately $30.5 million of goodwill through June 30, 2002. The purchase prices are allocated based on fair values of the acquisitions. The purchase price of one of the acquisitions may be subject to change pending the final outcome of arbitration proceedings. Pro forma results of operations have not been presented because the effects of these acquisitions were not material to the Company's consolidated financial statements on either an individual or aggregate basis.

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4. COMPREHENSIVE INCOME (LOSS)

    Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. The components of the Company's comprehensive income, net of related tax, are as follows:

                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                          JUNE 30,                            JUNE 30,
                                               -------------------------------     -------------------------------
                                                   2003               2002             2003              2002
                                               -------------     -------------     -------------     -------------
Net income                                     $        81.6     $        72.4     $       126.1     $       105.7
Other comprehensive income:
  Foreign currency translation adjustments              50.2              53.7              51.8              52.3
                                               -------------     -------------     -------------     -------------
Total comprehensive income                     $       131.8     $       126.1     $       177.9     $       158.0
                                               =============     =============     =============     =============


     Total accumulated other comprehensive loss consisted of the following:


                                                 JUNE 30,        DECEMBER 31,
                                                   2003              2002
                                               ------------      ------------
Foreign currency translation adjustments       $     (151.3)     $     (203.1)
Pension adjustment                                    (43.4)            (43.4)
                                               ------------      ------------
Total accumulated other comprehensive loss     $     (194.7)     $     (246.5)
                                               ============      ============

NOTE 5. STOCK-BASED COMPENSATION

    As allowed for under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for its stock-based compensation using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, no compensation expense is recognized when the number of shares granted is known and the exercise price of the stock option is equal to or greater than the market price of the Company's common stock on the grant date. The Company has no compensation expense associated with stock options included in net income but does have compensation expense associated with restricted stock awards included in net income.

    If the Company had recognized compensation expense as if the fair value based method had been applied to all awards as provided for under SFAS No. 123, the Company's pro forma net income, earnings per share ("EPS") and stock-based compensation cost would have been as follows:

                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 JUNE 30,                        JUNE 30,
                                                        --------------------------      --------------------------
                                                           2003            2002            2003            2002
                                                        ----------      ----------      ----------      ----------
Net income, as reported                                 $     81.6      $     72.4      $    126.1      $    105.7
Add:  Stock-based compensation for restricted stock
  awards included in reported net income, net of tax           0.6             0.5             1.3             0.9
Deduct:  Stock-based compensation determined
  under the fair value method, net of tax                     (6.6)           (5.7)          (12.3)          (10.9)
                                                        ----------      ----------      ----------      ----------
Pro forma net income                                    $     75.6      $     67.2      $    115.1      $     95.7
                                                        ==========      ==========      ==========      ==========

Basic EPS
  As reported                                           $     0.24      $     0.21      $     0.37      $     0.31
  Pro forma                                                   0.23            0.20            0.34            0.28
Diluted EPS
  As reported                                           $     0.24      $     0.21      $     0.37      $     0.31
  Pro forma                                                   0.22            0.20            0.34            0.28

    These pro forma calculations may not be indicative of future amounts since the pro forma disclosure does not apply to options granted prior to 1996 and additional awards in future years are anticipated.

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


NOTE 6. FINANCIAL INSTRUMENTS

    In April 2003, the Company entered into an interest rate swap agreement for a notional amount of $325.0 million associated with the Company's 6.25% Notes due January 2009 that had been designated and had qualified as a fair value hedging instrument. In June 2003, the Company terminated the interest rate swap agreement and received proceeds of $15.5 million upon cancellation. This deferred gain is being amortized as a reduction of interest expense over the remaining life of the underlying debt security, which matures in January 2009.

    At June 30, 2003, the Company had entered into several foreign currency forward contracts with notional amounts aggregating $85.5 million to hedge exposure to currency fluctuations in various foreign currencies, including the British Pound Sterling , the Euro, the Norwegian Krone, the Brazilian Real and the Indonesian Rupiah. These contracts are designated as fair value hedges. Based on quoted market prices as of June 30, 2003 for contracts with similar terms and maturity dates, the Company recorded a gain of $2.4 million to adjust these foreign currency forward contracts to their fair market value. This gain is included in selling, general and administrative expense in the consolidated condensed statement of operations.

NOTE 7. RESTRUCTURING CHARGE REVERSAL

    In 2001, the Company initiated a restructuring of its German operations of BIRD Machine, a division of the Process segment. The restructuring consisted of downsizing its German operations from a full manufacturing facility to an assembly and repair facility. As a result, the Company recorded a charge of $6.0 million relating to expected severance for approximately 100 employees. The employee groups that were terminated were comprised of engineering, field service and support personnel. The amount accrued for severance was based upon the positions eliminated and the Company's specific or statutory severance plans in place for these operations and did not include any portion of the employees' salary through their severance dates. The Company terminated 67 employees and paid $4.1 million of accrued severance in 2001 and 2002. The remaining accrual of $1.9 million was reversed during the second quarter of 2002 due to unanticipated voluntary terminations and more favorable separation payments than had been originally estimated.

NOTE 8. EARNINGS PER SHARE

    A reconciliation of the number of shares used for the basic and diluted EPS calculation is as follows:

                                                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                                 JUNE 30,                 JUNE 30,
                                                                          ---------------------     ---------------------
                                                                            2003         2002         2003         2002
                                                                          --------     --------     --------     --------
Weighted average common shares outstanding for basic EPS                     335.4        337.3        336.0        337.1
Effect of dilutive securities - stock plans                                    0.9          1.5          1.0          1.3
                                                                          --------     --------     --------     --------
Adjusted weighted average common shares outstanding for diluted EPS          336.3        338.8        337.0        338.4
                                                                          ========     ========     ========     ========

Future potentially anti-dilutive shares excluded from diluted EPS:
  Options with option price greater than average market price for the
  period                                                                       5.7          4.6          5.8          5.0
                                                                          ========     ========     ========     ========

NOTE 9. INVENTORIES

    Inventories are comprised of the following:

                       JUNE 30,       DECEMBER 31,
                         2003             2002
                    ------------      ------------
Finished goods      $      880.4      $      842.7
Work in process            114.3              96.7
Raw materials               86.7              92.6
                    ------------      ------------
Total               $    1,081.4      $    1,032.0
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

    The changes in the carrying amount of goodwill (net of accumulated amortization) for the six months ended June 30, 2003 relate to the Oilfield segment and are as follows:

Balance as of December 31, 2002         $  1,226.6
Goodwill acquired during the period            2.0
Translation adjustments and other              5.4
                                        ----------
Balance as of June 30, 2003             $  1,234.0
                                        ==========

    The Company has intangible assets which continue to be amortized and are comprised of the following:

                                      JUNE 30, 2003                                     DECEMBER 31, 2002
                      -----------------------------------------------     -----------------------------------------------
                         GROSS                                               GROSS
                        CARRYING       ACCUMULATED                          CARRYING       ACCUMULATED
                         AMOUNT        AMORTIZATION          NET             AMOUNT        AMORTIZATION          NET
                      ------------     ------------      ------------     ------------     ------------      ------------
Technology based      $      179.9     $      (44.0)     $      135.9     $      169.4     $      (38.6)     $      130.8
Contract based                12.7             (7.7)              5.0             10.3             (7.2)              3.1
Marketing related              5.7             (4.9)              0.8              5.7             (4.8)              0.9
Customer based                 0.3             (0.1)              0.2              0.6             (0.1)              0.5
Other                          3.8             (2.9)              0.9              4.2             (2.7)              1.5
                      ------------     ------------      ------------     ------------     ------------      ------------
Total                 $      202.4     $      (59.6)     $      142.8     $      190.2     $      (53.4)     $      136.8
                      ============     ============      ============     ============     ============      ============

    Amortization expense for intangible assets for the three months and six months ended June 30, 2003 was $4.2 million and $7.5 million, respectively, and is estimated to be $14.1 million for 2003. Estimated amortization expense for each of the subsequent five fiscal years is expected to be within the range of $11.0 million to $12.3 million.

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

    The Oilfield segment consists of six operating divisions - Baker Atlas, Baker Oil Tools, Baker Petrolite, Centrilift, Hughes Christensen and INTEQ. They have been aggregated into one reportable segment because they have similar economic characteristics and because the long-term financial performance of these divisions is affected by similar economic conditions. These six operating divisions manufacture and sell products and provide services used in the oil and gas exploration industry, including drilling, completion, production and maintenance of oil and gas wells and in reservoir measurement and evaluation. They also operate in the same markets and have substantially the same customers. The principal markets for this segment include all major oil and gas producing regions of the world, including North America, South America, Europe, Africa, the Middle East and the Far East. Customers include major multi-national, independent and national or state-owned oil companies. The Oilfield segment also includes the Company's 30% interest in WesternGeco, a seismic venture between the Company and Schlumberger Limited ("Schlumberger"), and other similar businesses.

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

    The Company evaluates the performance of its Oilfield and Process segments based on income from continuing operations before income taxes, accounting changes, restructuring charges or reversals and interest income and expense. Intersegment sales and transfers are not significant.

    Summarized financial information is shown in the following table. The "Other" column includes corporate-related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to reportable segments. The "Other" column at December 31, 2002 also includes assets of discontinued operations.

                                      OILFIELD       PROCESS          OTHER           TOTAL
                                     ----------     ----------      ----------      ----------
REVENUES
Three months ended June 30, 2003     $  1,314.8     $     26.6      $       --      $  1,341.4
Three months ended June 30, 2002        1,211.8           33.3              --         1,245.1

Six months ended June 30, 2003          2,514.9           53.0              --         2,567.9
Six months ended June 30, 2002          2,387.9           60.2              --         2,448.1

SEGMENT PROFIT (LOSS)
Three months ended June 30, 2003     $    192.8     $     (1.6)     $    (61.6)     $    129.6
Three months ended June 30, 2002          167.4           (1.1)          (60.7)          105.6

Six months ended June 30, 2003            332.9           (6.4)         (121.7)          204.8
Six months ended June 30, 2002            341.4           (4.4)         (122.8)          214.2

TOTAL ASSETS
As of June 30, 2003                  $  5,819.0     $    157.1      $    461.3      $  6,437.4
As of December 31, 2002                 5,648.1          163.0           589.7         6,400.8


    The following table presents the details of "Other" segment loss:

                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                           JUNE 30,                       JUNE 30,
                                  --------------------------      --------------------------
                                     2003            2002            2003            2002
                                  ----------      ----------      ----------      ----------
Corporate expenses                $    (37.5)     $    (36.3)     $    (71.8)     $    (71.1)
Interest, net                          (24.1)          (26.3)          (49.9)          (53.6)
Restructuring charge reversal             --             1.9              --             1.9
                                  ----------      ----------      ----------      ----------
Total                             $    (61.6)     $    (60.7)     $   (121.7)     $   (122.8)
                                  ==========      ==========      ==========      ==========

NOTE 12. GUARANTEES

    In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under letters of credit and other bank issued guarantees which totaled approximately $219.1 million at June 30, 2003. In addition, at June 30, 2003, the Company has guaranteed debt and other obligations of third parties totaling $123.3 million, which includes $90.6 million for a lease on a seismic vessel. This lease was transferred to WesternGeco at the time of the formation of the venture and Schlumberger has indemnified the Company for 70% of the total lease obligation.

    The Company sells certain of its products to customers with a product warranty that provides that customers can return a defective product during a specified warranty period following the purchase in exchange for a replacement product, repair at no cost to the customer or the issuance of a credit to the customer. The Company accrues amounts for estimated warranty claims based upon both current and historical product sales data and warranty costs incurred.

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


    The changes in the aggregate product warranty liabilities for the six months ended June 30, 2003 are as follows:

Balance as of December 31, 2002                                                                   $     12.2
Claims paid                                                                                             (2.1)
Additional warranties issued                                                                             2.5
Revisions in estimates for previously issued warranties                                                 (0.6)
Other                                                                                                    1.2
                                                                                                  ----------
Balance as of June 30, 2003                                                                       $     13.2
                                                                                                  ==========

NOTE 13. NEW ACCOUNTING STANDARDS

    Effective January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that the fair value of a liability associated with an asset retirement obligation ("ARO") be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The liability for the ARO is revised each subsequent period due to the passage of time and changes in estimates. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over the estimated useful life of the asset.

    The adoption of SFAS No. 143 in the first quarter of 2003 resulted in a charge of $5.6 million, net of tax of $2.8 million, recorded as the cumulative effect of accounting change in the consolidated condensed statement of operations. In conjunction with the adoption, the Company recorded ARO liabilities of $11.4 million primarily for anticipated costs of obligations associated with the future disposal of power source units at certain of its Oilfield divisions and refurbishment costs associated with certain leased facilities in Europe and with a fleet of leased railcars and tanks.

    In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and requires a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of the provisions of FIN 45 relating to the initial recognition and measurement of guarantor liabilities, which were effective for qualifying guarantees entered into or modified after December 31, 2002, did not have an impact on the consolidated condensed financial statements of the Company. The Company adopted the new disclosure requirements in 2002.

    In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. An entity is subject to the consolidation rules of FIN 46 and is referred to as a variable interest entity if the entity's equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its operations without additional financial support. FIN 46 applies immediately to variable interest entities created or acquired after January 31, 2003. The Company has no such newly created or acquired entities. FIN 46 applies after July 1, 2003, for variable interest entities created or acquired prior to February 1, 2003. The Company is reviewing the provisions of FIN 46 but does not expect the adoption to have a material impact, if any, on the consolidated condensed financial statements.

    In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 on July 1, 2003.

    In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which modifies the accounting for certain financial instruments. SFAS No. 150 requires that these financial instruments be classified as liabilities and applies immediately for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003.

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)


NOTE 14. SUBSEQUENT EVENTS

    In July 2003, the Company entered into a $500.0 million three-year committed revolving credit facility (the "facility") to be used for commercial paper backup and general corporate purposes. The facility replaces an aggregate of $594.0 million in committed facilities which were to mature in September 2003 ($56 million) and October 2003 ($538 million). The facility contains certain covenants which, among other things, require the maintenance of a funded indebtedness to total capitalization ratio, limit the amount of subsidiary indebtedness and restrict the sale of significant assets, defined as 10% or more of total consolidated assets. As of June 30, 2003, the Company has classified commercial paper and $349.4 million of debt due within one year as long-term debt to the extent of the facility because the Company has the ability under the facility and the intent to maintain these obligations for longer than one year.

    Also in July 2003, the Company entered into an interest rate swap agreement for a notional amount of $325.0 million associated with the Company's 6.25% Notes due January 2009. Under this agreement, the Company receives interest at a fixed rate of 6.25% and pays interest at a floating rate of six-month LIBOR plus a spread of 2.4425%. This interest rate swap will settle semi-annually and terminates in January 2009. The interest rate swap agreement has been designated and qualified as a fair value hedging instrument. The interest rate swap agreement will be fully effective, resulting in no gain or loss recorded in the consolidated condensed statement of operations. In the unlikely event that the counterparty fails to meet the terms of the interest rate swap agreement, the Company's exposure is limited to the interest rate differential.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's consolidated condensed financial statements and the related notes thereto.

FORWARD-LOOKING STATEMENTS

    MD&A and certain statements in the Notes to Consolidated Condensed Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (each a "Forward-Looking Statement"). The words "anticipate," "believe," "expect," "if," "intend," "estimate," "project," "forecasts," "outlook," "will," "could," "would," "may," "likely" and similar expressions, and the negative thereof, are intended to identify forward-looking statements. Baker Hughes' expectations about its business outlook, customer spending, oil and gas prices and the business environment for the Company and the industry in general are only its forecasts regarding these matters. These forecasts may be substantially different from actual results, which are affected by the following risk factors: the level of petroleum industry exploration and production expenditures; drilling rig and oil and gas industry manpower and equipment availability; the Company's ability to implement and effect price increases for its products and services; the Company's ability to control its costs; the availability of sufficient manufacturing capacity and subcontracting capacity at forecasted costs to meet the Company's revenue goals; the ability of the Company to introduce new technology on its forecasted schedule and at its forecasted cost; the ability of the Company's competitors to capture market share; the Company's ability to retain or increase its market share; world economic conditions; the price of, and the demand for, crude oil and natural gas; drilling activity; weather conditions that affect the demand for energy and severe weather conditions, such as hurricanes, that affect exploration and production activities; the legislative and regulatory environment in the U.S. and other countries in which the Company operates; outcome of government and internal investigations; Organization of Petroleum Exporting Countries ("OPEC") policy and the adherence by OPEC nations to their OPEC productions quotas; war, military action or extended period of international conflict, particularly involving the U.S., Middle East or other major petroleum-producing or consuming regions; any future acts of war, armed conflicts or terrorist activities; civil unrest or in-country security concerns where the Company operates; the development of technology by Baker Hughes or its competitors that lowers overall finding and development costs; new laws and regulations that could have a significant impact on the future operations and conduct of all businesses; labor-related actions, including strikes, slowdowns and facility occupations; the condition of the capital and equity markets in general; adverse foreign exchange fluctuations and adverse changes in the capital markets in international locations where the Company operates; and the timing of any of the foregoing. See "Business Environment" for a more detailed discussion of certain of these risk factors.

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

BUSINESS ENVIRONMENT

    The Company currently has seven operating divisions that have separate management teams that are engaged in the oilfield services and continuous process industries. The divisions have been aggregated into two reportable segments - "Oilfield" and "Process".

    The Oilfield segment consists of six operating divisions - Baker Atlas, Baker Oil Tools, Baker Petrolite, Centrilift, Hughes Christensen and INTEQ - that manufacture and sell products and provide services used in the oil and gas exploration industry, including drilling, formation evaluation, completion and production of oil and gas wells. The Oilfield segment also includes the Company's 30% interest in WesternGeco, a seismic venture between the Company and Schlumberger Limited ("Schlumberger"), and other similar businesses.

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

    The Company does business in approximately 70 countries. According to Transparency International's annual Corruption Perceptions Index ("CPI") survey, a high degree of corruption is perceived to exist in many of these countries. For example, the Company does business in approximately one-half of the 30 countries having the worst scores in Transparency International's CPI survey for 2002. The Company devotes significant resources to the development, maintenance and enforcement of its Business Code of Conduct policy, its Foreign Corrupt Practices Act (the "FCPA") policy, its internal control processes and procedures, as well as other compliance related policies. Notwithstanding the devotion of such resources, and in part as a consequence thereof, the Company, from time to time, discovers or receives information alleging potential violations of the FCPA and the Company's policies, processes and procedures. The Company conducts internal investigations of these potential violations. The Company anticipates that the devotion of significant resources to compliance related issues, including the necessity for such internal investigations, will continue to be an aspect of doing business in a number of the countries in which oil and gas exploration, development and production take place and the Company is requested to conduct operations.

    Key risk factors currently influencing the worldwide crude oil and gas markets are:

o Production control - the degree to which individual OPEC nations and other large oil and gas producing countries, including, but not limited to, Mexico, Norway and Russia, are willing and able to control production and exports of crude oil, to decrease or increase supply and to support their targeted oil price while meeting their market share objectives. Key measures of production control include actual production levels compared with target or quota production levels, oil price compared with targeted oil price and changes in each country's market share.

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

o Impact of energy prices and price volatility on demand for hydrocarbons - short-term price changes can result in companies switching to the most economic sources of fuel or temporary curtailment of demand while long-term price changes can lead to permanent changes in demand. Key indicators include hydrocarbon prices on a Btu equivalent basis and indicators of hydrocarbon demand, such as electricity generation or industrial production.

o Access to prospects - which are economically attractive to individual oil and gas companies based on their expectations of required returns, forecasted energy prices and required investment. Access to prospects may be limited because host governments do not allow access to the reserves or because another oil and gas company owns the rights to develop the prospect.

o Possible supply disruptions - from key oil exporting countries, including, but not limited to, Iraq, Saudi Arabia or other Middle Eastern countries, Nigeria and Venezuela, due to political instability, civil unrest or military activity. In addition, adverse weather such as hurricanes could impact production facilities, causing supply disruptions.

o Weather - the impact of variations in temperatures as compared with normal weather patterns and the related effect on demand for oil and natural gas. A key measure of the impact of weather on energy demand is population-weighted heating and cooling degree days as reported by the U.S. Department of Energy and forecasts of warmer than normal or cooler than normal temperatures.

OIL AND GAS PRICES

    Generally, customers' expectations about their prospects from oil and gas sales and customers' expenditures to explore for or produce oil and gas rise or fall with corresponding changes in the prices of oil or gas. Accordingly, changes in these expenditures will normally result in increased or decreased demand for the Company's products and services in its Oilfield segment. West Texas Intermediate ("WTI") crude oil and U.S. Spot natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                            JUNE 30,                      JUNE 30,
                                    -------------------------     -------------------------
                                       2003           2002           2003           2002
                                    ----------     ----------     ----------     ----------
WTI crude oil ($/bbl)               $    29.02     $    26.29     $    31.45     $    24.01
U.S. Spot natural gas ($/MMBtu)           5.64           3.39           6.00           2.98

    WTI crude oil prices averaged $29.02/bbl in the second quarter of 2003. After falling into the high $20/bbl range in late March and early April due to the beginning of conflict in Iraq and a growing belief that related supply disruptions would be avoided, prices briefly crossed $30/bbl in mid-April before falling to a quarter low of $25.24/bbl on April 29, 2003. Prices then rose steadily, peaking at $32.36/bbl in mid-June before leveling off at around $30/bbl for the remainder of the month. Modest increases in Iraqi oil production have not negatively impacted the oil markets.

    During the second quarter of 2003, natural gas prices averaged $5.64/MMBtu. Natural gas prices rose from $4.90/MMBtu at the beginning of the quarter to a high of $6.41/MMBtu in early June. Prices declined somewhat thereafter and ended the quarter at $5.35/MMBtu. Following the end of the second quarter, prices fell to approximately $5.00/MMBtu. During May and June, unseasonably cool weather and higher gas prices resulted in reduced gas consumption and allowed storage operators to make record injections narrowing the year-over-year deficit in storage levels.

RIG COUNTS

    The Company is engaged in the oilfield service industry providing products and services that are used in exploring for, developing and producing oil and gas reservoirs. When drilling or workover rigs are active, they consume many of the products and services provided by the oilfield service industry. The rig counts act as a leading indicator of consumption of products and services used in drilling, completing, producing and processing hydrocarbons. Rig count trends are governed by the exploration and development spending by oil and gas companies, which in turn is influenced by current and future price expectations for oil and natural gas. Rig counts, therefore, generally reflect the relative strength and stability of energy prices.

    The Company has been providing rig counts to the public since 1944. The Company gathers all relevant data through its field service personnel worldwide who obtain this information from routine visits to the various rigs, customers, contractors, or other outside sources. This data is then compiled and distributed to various wire services and trade associations and is published on the Company's website. Rig counts are compiled weekly for the U.S. and Canada and monthly for all international and workover rigs. North American rigs are counted as active if the well being drilled has been started and drilling has not been completed on the day the count is taken. For an international rig to be counted as active on a monthly basis, drilling operations must comprise at least 15 days during the month. Published international rig counts do not include rigs drilling in certain countries, such as Russia and onshore

China, because this information is extremely difficult to obtain. The Company's rig counts are summarized in the table below as averages for each of the periods indicated.

                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               JUNE 30,                      JUNE 30,
                                                       -------------------------     -------------------------
                                                          2003           2002           2003           2002
                                                       ----------     ----------     ----------     ----------
U.S. - Land                                                   919            701            854            697
U.S. - Offshore                                               109            106            109            114
Canada                                                        199            144            345            261
                                                       ----------     ----------     ----------     ----------
  North America                                             1,227            951          1,308          1,072
                                                       ----------     ----------     ----------     ----------
Latin America                                                 240            205            229            215
North Sea                                                      48             56             46             56
Other Europe                                                   35             38             37             38
Africa                                                         57             57             56             56
Middle East                                                   208            198            211            195
Asia Pacific                                                  176            171            177            168
                                                       ----------     ----------     ----------     ----------
  Outside North America                                       764            725            756            728
                                                       ----------     ----------     ----------     ----------
Worldwide                                                   1,991          1,676          2,064          1,800
                                                       ==========     ==========     ==========     ==========

U.S.  Workover Rigs                                         1,147            994          1,098            993
                                                       ==========     ==========     ==========     ==========

INDUSTRY OUTLOOK

    Caution is advised that the factors described above in "Forward Looking Statements" and "Business Environment" could negatively impact the Company's expectations for oil and gas demand, oil and gas prices and drilling activity.

    Oil - The balance between oil supply and oil demand remained tight as the third quarter of 2003 began. The supply disruptions caused by military action in Iraq and the general strike in Venezuela in the first quarter tested, but did not exceed, OPEC's ability to increase supply to stabilize the market. In the second quarter, Venezuelan production increased but a significant Iraqi oil production capability has yet to be restored. WTI crude oil prices are expected to remain volatile and trade between $25/bbl and $34/bbl for the balance of 2003. Oil prices could move above this trading range if supply is disrupted again in the Middle East, Africa or Venezuela. Oil prices could move below this trading range if OPEC proves unwilling or unable to restrain production to match market demand or if the U.S. and/or world economy slows.

    North America Natural Gas - Prices are expected to trade between $4.00/MMBtu and $6.00/MMBtu, as these prices must be sustained to discourage some industrial demand and increase the amount of gas that can be injected into storage before the start of the 2003/2004 heating season. Storage levels are expected to be at normal levels at the start of the winter withdrawal season, traditionally in early November. Gas prices could move to the top of this trading range and spike above it if warmer than normal weather drives demand higher or if supply is disrupted - e.g., by a Gulf of Mexico hurricane. Gas prices could move to the bottom of this range if storage levels are high and demand does not increase as prices fall.

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

    Drilling Activity - Based upon the Company's outlooks for oil and natural gas prices and customer spending described above, the Company's outlook for drilling activity, as measured by the Baker Hughes rig count, is as follows:

o The North American rig count is expected to increase approximately 8% to 10% in 2003 compared with 2002. The U.S. rig count is expected to remain stable or increase slightly over the remainder of the year and end the year at approximately 1,100 to 1,200 rigs.

o Drilling activity outside of North America, excluding Venezuela, is expected to remain steady in 2003 and is expected to increase as much as 3% to 5% compared with 2002.

COMPANY OUTLOOK

    The Company expects that 2003 will be stronger than 2002, with revenues expected to increase by approximately 6% to 8% as compared with 2002, with related improvements in operating results, primarily in the second half of the year. Activity is expected to improve in the second half of 2003 as a result of anticipated increased drilling activity in the U.S., primarily due to relatively higher commodity prices. Activity outside of the U.S. is also expected to increase as a result of the relatively high crude oil prices. The Company expects the third quarter of 2003 activity to be up 1% to 3% compared with the second quarter of 2003 due to improving international activity and seasonal increases in Canadian activity.

    In the first quarter of 2003, civil unrest related to electoral issues in Nigeria resulted in a number of operators curtailing operations in Nigeria in March 2003 and the delay of several export-direct customer orders for Nigerian customers. Nigeria held national elections in April 2003 and activity stabilized in the second quarter.

    The military action in Iraq impacted the Company's operations in the Middle East in the first quarter and resulted in delays affecting several export-direct customer orders. The military action in Iraq entered a new phase in the second quarter and the shipment of orders delayed in the first quarter was completed.

    Activity in the North Sea, particularly in the U.K. sector, is expected to be depressed for the next 12 to 18 months. As a result, the Company took steps in the second quarter to reduce its cost structure in the North Sea. Although activity is expected to increase seasonally, a meaningful increase in activity levels is dependent upon a large number of assets being sold by the major oil and gas companies to the independents.

NEW ACCOUNTING STANDARDS

    Effective January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that the fair value of a liability associated with an asset retirement obligation ("ARO") be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The liability for the ARO is revised each subsequent period due to the passage of time and changes in estimates. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over the estimated useful life of the asset.

    The adoption of SFAS No. 143 in the first quarter of 2003 resulted in a charge of $5.6 million, net of tax of $2.8 million, recorded as the cumulative effect of accounting change in the consolidated condensed statement of operations. In conjunction with the adoption, the Company recorded ARO liabilities of $11.4 million primarily for anticipated costs of obligations associated with the future disposal of power source units at certain of its Oilfield divisions and refurbishment costs associated with certain leased facilities in Europe and with a fleet of leased railcars and tanks.

    In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and requires a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of the provisions of FIN 45 relating to the initial recognition and measurement of guarantor liabilities, which were effective for qualifying guarantees entered into or modified after December 31, 2002, did not have an impact on the consolidated condensed financial statements of the Company. The Company adopted the new disclosure requirements in 2002.

    In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. An entity is subject to the consolidation rules of FIN 46 and is referred to as a variable interest entity if the entity's equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its operations without additional financial support. FIN 46 applies immediately to variable interest entities created or acquired after January 31, 2003. The Company has no such newly created or acquired entities. FIN 46 applies after July 1, 2003, for variable interest entities created or acquired prior to February 1, 2003. The Company is reviewing the provisions of FIN 46 but does not expect the adoption to have a material impact, if any, on the consolidated condensed financial statements.

    In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 on July 1, 2003.

    In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which modifies the accounting for certain financial instruments. SFAS No. 150 requires that these financial instruments be classified as liabilities and applies immediately for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003.

DISCONTINUED OPERATIONS

    In November 2002, the Company sold EIMCO Process Equipment ("EIMCO"), a division of the Process segment, and received total proceeds of $48.9 million, of which $4.9 million was held in escrow pending completion of final adjustments of the purchase price. In April 2003, all purchase price adjustments were completed, resulting in the release of the escrow balance, of which $2.9 million was returned to the buyer and $2.0 million was received by the Company. In the first quarter of 2003, the Company also recorded an additional loss on sale due to purchase price adjustments of $2.5 million, net of tax of $1.3 million.

    In December 2002, the Company entered into exclusive negotiations for the sale of the Company's interest in its oil producing operations in West Africa and received $10.0 million as a deposit. The transaction was effective as of January 1, 2003, and resulted in a gain on sale of $4.1 million, net of a tax benefit of $0.2 million, recorded in the first quarter of 2003. The sales price was $32.0 million and the Company received the remaining $22.0 million upon closing, which occurred in April 2003.

    The Company has reclassified the consolidated financial statements for all prior periods to present both of these operations as discontinued. Summarized financial information from discontinued operations is as follows:

                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          JUNE 30,                        JUNE 30,
                                                  -------------------------      --------------------------
                                                     2003           2002            2003            2002
                                                  ----------     ----------      ----------      ----------
Revenues:
  EIMCO                                           $       --     $     43.2      $       --      $     88.1
  Oil producing operations                                --           13.5             4.2            26.5
                                                  ----------     ----------      ----------      ----------
Total                                             $       --     $     56.7      $      4.2      $    114.6
                                                  ==========     ==========      ==========      ==========

Income (loss) before income taxes:
  EIMCO                                           $       --     $     (0.2)     $       --      $      1.5
  Oil producing operations                                --            5.2             1.8            10.6
                                                  ----------     ----------      ----------      ----------
Total                                                     --            5.0             1.8            12.1
                                                  ----------     ----------      ----------      ----------
Income taxes:
  EIMCO                                                   --            0.1              --            (0.5)
  Oil producing operations                                --           (1.3)           (0.7)           (2.6)
                                                  ----------     ----------      ----------      ----------
Total                                                     --           (1.2)           (0.7)           (3.1)
                                                  ----------     ----------      ----------      ----------
Income (loss) before gain (loss) on disposal:
  EIMCO                                                   --           (0.1)             --             1.0
  Oil producing operations                                --            3.9             1.1             8.0
                                                  ----------     ----------      ----------      ----------
Total                                                     --            3.8             1.1             9.0
                                                  ----------     ----------      ----------      ----------
Gain (loss) on disposal:
   EIMCO                                                  --             --            (2.5)             --
   Oil producing operations                               --             --             4.1              --
                                                  ----------     ----------      ----------      ----------
Total                                                     --             --             1.6              --
                                                  ----------     ----------      ----------      ----------
Income from discontinued operations               $       --     $      3.8      $      2.7      $      9.0
                                                  ==========     ==========      ==========      ==========

RESULTS OF OPERATIONS

REVENUES

    Revenues for the three months ended June 30, 2003 were $1,341.4 million, an increase of 7.7% compared with the three months ended June 30, 2002. The Company is primarily engaged in the oilfield service industry, which accounted for 98.0% and 97.3% of total revenues for the three months ended June 30, 2003 and 2002, respectively. Oilfield revenues were $1,314.8 million, an increase of 8.5% compared with the three months ended June 30, 2002. Oilfield revenues in North America, which account for 41.8% of total Oilfield revenues, increased 15.8% for the three months ended June 30, 2003 compared with the three months ended June 30, 2002. This increase reflects increased activity in U.S. land operations and Canada, as evidenced by a 29.0% increase in the North American rig count. Outside North America, Oilfield revenues increased 3.8% for the three months ended June 30, 2003 compared with the three months ended June 30, 2002. This increase reflects the improvement in international drilling activity, particularly in Latin America, the Middle East and Asia Pacific, partially offset by weakening North Sea markets and price erosion in certain markets and product lines.

    Revenues for the six months ended June 30, 2003 were $2,567.9 million, an increase of 4.9% compared with the six months ended June 30, 2002. Revenues were positively impacted by the increased activity in North America, Latin America and the Middle East, partially offset by the continued weakness in the North Sea markets.

COST OF REVENUES

    Cost of revenues for the three months ended June 30, 2003 was $970.7 million, an increase of 7.7% compared with the three months ended June 30, 2002. Cost of revenues as a percentage of consolidated revenues was 72.4% for both the three months ended June 30, 2003 and 2002. Cost of revenues for the six months ended June 30, 2003 was $1,894.0 million, an increase of 6.6% compared with the six months ended June 30, 2002. Cost of revenues as a percentage of consolidated revenues was 73.8% and 72.6% for the six months ended June 30, 2003 and 2002, respectively. The increase is primarily the result of pricing pressures and changes in the geographic and product mix from the sale of the Company's products and services.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2003 were $213.4 million, a decrease of 2.9% compared with the three months ended June 30, 2002. SG&A expenses as a percentage of consolidated revenues for the three months ended June 30, 2003 and 2002 were 15.9% and 17.7%, respectively. SG&A expenses for the six months ended June 30, 2003 were $415.2 million, a decrease of 2.3% compared with the six months ended June 30, 2002. SG&A expenses as a percentage of consolidated revenues for the six months ended June 30, 2003 and 2002 were 16.2% and 17.4%, respectively. These decreases were primarily due to improvement in foreign exchange gains and losses partially offset by higher marketing expenses.

RESTRUCTURING CHARGE

    In 2001, the Company initiated a restructuring of its German operations of BIRD Machine, a division of the Process segment. The restructuring consisted of downsizing its German operations from a full manufacturing facility to an assembly and repair facility. As a result, the Company recorded a charge of $6.0 million relating to expected severance for approximately 100 employees. The Company terminated 67 employees and paid $4.1 million of accrued severance in 2001 and 2002. The remaining accrual of $1.9 million was reversed during the second quarter of 2002 due to unanticipated voluntary terminations and more favorable separation payments than had been originally estimated.

EQUITY IN INCOME (LOSS) OF AFFILIATES

    Equity in income (loss) of affiliates relates to the Company's share of the income (loss) of affiliates accounted for using the equity method of accounting. The Company's most significant equity method investment is its 30% interest in WesternGeco. The operating results of WesternGeco continue to be adversely affected by the continuing weakness in the seismic industry. Accordingly, equity in income (loss) of affiliates decreased $9.5 million for the three months ended June 30, 2003 compared with the three months ended June 30, 2002, and decreased $23.0 million for the six months ended June 30, 2003 compared with the six months ended June 30, 2002.

INTEREST EXPENSE

    Interest expense for the three months ended June 30, 2003 decreased $2.8 million compared with the three months ended June 30, 2002. The decrease was primarily due to lower total debt levels resulting from the repayment of $100.0 million of long-term debt in February 2003 coupled with lower average interest rates on interest rate swaps and amortization of deferred gains related to terminated interest rate swaps.

    Interest expense for the six months ended June 30, 2003 decreased $2.8 million compared with the six months ended June 30, 2002. The decrease was primarily due to lower total debt levels coupled with lower average interest rates on the Company's commercial paper and money market borrowings partially offset by additional interest expense incurred related to the final settlement of outstanding obligations with a venture partner. Total debt levels decreased due to cash flow from operations and the repayment of $100.0 million of long-term debt in February 2003. The approximate average interest rate on the Company's commercial paper and money market borrowings was 1.3% for the six months ended June 30, 2003 compared with 1.8% for the six months ended June 30, 2002.

INCOME TAXES

    The Company's effective tax rate for the three and six months ended June 30, 2003 of 37% differs from the statutory income tax rate of 35% due to state income taxes, differing rates of tax on international operations and higher taxes within the WesternGeco venture that arose due to: (i) the venture being taxed in certain foreign jurisdictions based on a deemed profit basis, which is a percentage of revenues rather than profits, and (ii) unbenefitted foreign losses of the venture, which are operating losses in certain foreign jurisdictions where there was no current tax benefit and where a deferred tax asset was not recorded due to the uncertainty of its realization.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

    On January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that the fair value of a liability associated with an asset retirement obligation ("ARO") be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The liability for the ARO is revised each subsequent period due to the passage of time and changes in estimates. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over the estimated useful life of the asset.

    The adoption of SFAS No. 143 in the first quarter of 2003 resulted in a charge of $5.6 million, net of tax of $2.8 million, recorded as the cumulative effect of accounting change in the consolidated condensed statement of operations. In conjunction with the adoption, the Company recorded ARO liabilities of $11.4 million primarily for anticipated costs of obligations associated with the future disposal of power source units at certain of the Oilfield divisions and refurbishment costs associated with certain leased facilities in Europe and with a fleet of leased railcars and tanks.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's capital requirements have been principally related to working capital needs, payment of dividends and long-term debt, repurchase of its common stock and capital expenditures. These requirements have been met through a combination of commercial paper borrowings, cash on hand and internally generated funds.

    In the six months ended June 30, 2003, net cash inflows from operating activities of continuing operations totaled $121.3 million, a decrease of $61.1 million compared with the six months ended June 30, 2002. This decrease was primarily due to lower income from continuing operations and an increase in working capital due to increased activity.

    Expenditures for capital assets totaled $151.0 million and $136.0 million for the six months ended June 30, 2003 and 2002, respectively. The majority of these expenditures were for machinery and equipment and rental tools. During the six months ended June 30, 2003 and 2002, the Company received proceeds of $36.4 million and $37.1 million, respectively, from the disposal of assets.

    During the six months ended June 30, 2003, the Company made an acquisition within its Oilfield segment having an aggregate purchase price of $12.6 million, of which $9.4 million was paid in cash. As a result of this acquisition, the Company recorded approximately $2.0 million of goodwill. The purchase price is allocated based on fair value of the acquisition. In addition, during the six months ended June 30, 2003, the Company invested $34.1 million in affiliates, of which $30.1 million related to the Company's 50% interest in the QuantX Wellbore Instrumentation venture, which is engaged in the permanent in-well monitoring market

    In the second quarter of 2003, the Company received the remaining $22.0 million in proceeds from the sale of its interest in its oil producing operations in West Africa.

    During 2002, the Company's Board of Directors authorized the Company to repurchase up to $275.0 million of its common stock. During the six months ended June 30, 2003, the Company repurchased 2.5 million shares at an average cost of $28.69 per share, for a total of $72.9 million. Upon repurchase, the shares were retired. The Company has authorization remaining to repurchase up to $153.0 million in common stock.

    In April 2003, the Company entered into an interest rate swap agreement for a notional amount of $325.0 million associated with the Company's 6.25% Notes due January 2009 that had been designated and had qualified as a fair value hedging instrument. In June 2003, the Company terminated the interest rate swap agreement and received proceeds of $15.5 million upon cancellation. This deferred gain is being amortized as a reduction of interest expense over the remaining life of the underlying debt security, which matures in January 2009.

    Total debt outstanding at June 30, 2003 was $1,606.3 million, an increase of $58.5 million compared with December 31, 2002. The Company repaid the $100.0 million 5.8% Notes due February 2003. The repayment was funded with cash on hand, cash flow from operations and the issuance of commercial paper. The debt to equity ratio was 0.46 at June 30, 2003 and December 31, 2002. The Company's long-term objective is to maintain a debt to equity ratio between 0.40 and 0.60.

    At June 30, 2003, the Company had $986.1 million of credit facilities with commercial banks, of which $594.0 million was committed. The committed facilities were to expire in September 2003 ($56 million) and October 2003 ($538 million). There were no direct borrowings under these facilities during the six months ended June 30, 2003; however, to the extent the Company has outstanding commercial paper, available borrowings under the committed credit facilities are reduced. At June 30, 2003, the Company had $120.0 million in commercial paper outstanding with a weighted average interest rate of 1.3%. At December 31, 2002, the Company had no outstanding commercial paper.

    In July 2003, the Company replaced its $594.0 million committed credit facilities with a $500.0 million three-year committed revolving credit facility (the "facility") to be used for commercial paper backup and general corporate purposes. The facility contains certain covenants which, among other things, require the maintenance of a funded indebtedness to total capitalization ratio, limit the amount of subsidiary indebtedness and restrict the sale of significant assets, defined as 10% or more of total consolidated assets. As of June 30, 2003, the Company has classified commercial paper and $349.4 million of debt due within one year as long-term debt to the extent of the facility because the Company has the ability under the facility and the intent to maintain these obligations for longer than one year. Available borrowings under the facility will be reduced to the extent the Company has outstanding commercial paper.

    Cash flows from continuing operations and borrowings from short-term debt and commercial paper are expected to be the principal sources of liquidity in 2003. The Company believes that cash flow from continuing operations, combined with its new and existing credit facilities, will provide the Company with sufficient capital resources and liquidity to manage its operations, meet debt obligations and fund projected capital expenditures. The Company currently expects 2003 capital expenditures to be between $310.0 million and $330.0 million, excluding acquisitions. The expenditures are expected to be used primarily for normal, recurring items necessary to support the growth and operations of the Company.

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

    In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under letters of credit and other bank issued guarantees which totaled approximately $219.1 million at June 30, 2003. In addition, at June 30, 2003, the Company has guaranteed debt and other obligations of third parties totaling $123.3 million, which includes $90.6 million for a lease on a seismic vessel. This lease was transferred to WesternGeco at the time of the formation of the venture and Schlumberger has indemnified the Company for 70% of the total lease obligation.

    The words "believes," "will," "would," "if," "to be," "expected" and "expects" are intended to identify Forward-Looking Statements in "Liquidity and Capital Resources". See "Forward-Looking Statements" and "Business Environment" above for a description of risk factors related to these Forward-Looking Statements.

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

    At June 30, 2003, the Company had entered into several foreign currency forward contracts with notional amounts aggregating $85.5 million to hedge exposure to currency fluctuations in various foreign currencies, including the British Pound Sterling , the Euro, the Norwegian Krone, the Brazilian Real and the Indonesian Rupiah. These contracts are designated as fair value hedges. Based on quoted market prices as of June 30, 2003 for contracts with similar terms and maturity dates, the Company recorded a gain of $2.4 million to adjust these foreign currency forward contracts to their fair market value. This gain is included in selling, general and administrative expense in the consolidated condensed statement of operations.

    The counterparties to the Company's forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the unlikely event that the counterparties fail to meet the terms of a foreign currency contract, the Company's exposure is limited to the foreign currency rate differential.

    In April 2003, the Company entered into an interest rate swap agreement for a notional amount of $325.0 million associated with the Company's 6.25% Notes due January 2009 that had been designated and had qualified as a fair value hedging instrument. In June 2003, the Company terminated the interest rate swap agreement and received proceeds of $15.5 million upon cancellation. This deferred gain is being amortized as a reduction of interest expense over the remaining life of the underlying debt security, which matures in January 2009.

    In July 2003, the Company entered into an interest rate swap agreement for a notional amount of $325.0 million associated with the Company's 6.25% Notes due January 2009. Under this agreement, the Company receives interest at a fixed rate of 6.25% and pays interest at a floating rate of six-month LIBOR plus a spread of 2.4425%. This interest rate swap will settle semi-annually and terminates in January 2009. The interest rate swap agreement has been designated and qualified as a fair value hedging instrument. The interest rate swap agreement will be fully effective, resulting in no gain or loss recorded in the consolidated condensed statement of operations. In the unlikely event that the counterparty fails to meet the terms of the interest rate swap agreement, the Company's exposure is limited to the interest rate differential.

ITEM 4. CONTROLS AND PROCEDURES

    As of the end of the period covered by this quarterly report, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This evaluation was carried out under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company's disclosure controls and procedures are effective. There were no significant changes to the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation. No significant deficiencies or material weaknesses in the internal controls were identified during the evaluation and, as a consequence, no corrective action is required to be taken.

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

    On August 6, 2003, the SEC issued a subpoena seeking information about the Company's operations in Angola and Kazakhstan as part of its ongoing investigation. The Company intends to provide documents and to cooperate with the SEC. In addition, the Company is conducting an internal investigation into these matters.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The information concerning the matters submitted to a vote of the stockholders and the voting results from the Company's Annual Meeting of Stockholders held on April 23, 2003 was previously reported in response to Item 4 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

ITEM 5. OTHER INFORMATION

    On July 29, 2003, the Company issued a press release announcing certain management changes, a copy of which is filed with this Quarterly Report on Form 10-Q as Exhibit 99.1 and incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         10.1 Form of Baker Hughes Incorporated Stock Option Award Agreement, dated July 22, 2003 for employees and for directors and officers.

         10.2 Form of Amendment 1 to Severance Agreement between Baker Hughes Incorporated and each of G. Stephen Finley and Andrew J. Szescila effective November 11, 1998.

         10.3 Baker Hughes Incorporated 1998 Employee Stock Option Plan, as amended by Amendment No. 1999-1 to 1998 Employee Stock Option Plan.

         10.4 Form of Nonqualified Stock Option Agreement for employees effective October 1, 1998.

         10.5 Form of Credit Agreement dated July 7, 2003, among Baker Hughes Incorporated and a syndicate of thirteen banks for $500,000,000 in the aggregate for all banks.

         10.6 Interest Rate Swap Confirmation, dated July 30, 2003, and Schedule to the Master Agreement (Multicurrency-Cross Border), dated July 30, 2003.

         31.1 Certification of Michael E. Wiley, Chief Executive Officer, dated August 8, 2003, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

         31.2 Certification of G. Stephen Finley, Chief Financial Officer, dated August 8, 2003, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

         32 Statement of Michael E. Wiley, Chief Executive Officer, and G. Stephen Finley, Chief Financial Officer, dated August 8, 2003, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

         99.1 Press release of the Company dated July 29, 2003 regarding certain management changes.

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

         A Current Report on Form 8-K was filed with the SEC on July 8, 2003, to report under "Item 5. Other Events and Required FD Disclosure" the issuance of a press release whereby the Company announced that it had entered into a $500 million three-year revolving credit facility to be used for commercial paper backup and general corporate purposes.

         A Current Report on Form 8-K was filed with the SEC on July 24, 2003, to furnish under "Item 9. Regulation FD Disclosure" pursuant to "Item
         12. Results of Operations and Financial Condition" (in accordance with SEC Release No. 33-8216) the Company's announcement of financial results for the second quarter of 2003.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     BAKER HUGHES INCORPORATED
                                     (REGISTRANT)



Date:  August 8, 2003                By:  /s/ G. STEPHEN FINLEY
                                     -------------------------------------------
                                     G. Stephen Finley
                                     Sr. Vice President - Finance and
                                     Administration and Chief Financial Officer


Date:  August 8, 2003                By:  /s/ ALAN J. KEIFER
                                     -------------------------------------------
                                     Alan J. Keifer
                                     Vice President and Controller

                                  EXHIBIT INDEX

10.1     Form of Baker Hughes Incorporated Stock Option Award Agreement, dated
         July 22, 2003 for employees and for directors and officers.

10.2     Form of Amendment 1 to Severance Agreement between Baker Hughes
         Incorporated and each of G. Stephen Finley and Andrew J. Szescila effective November 11, 1998.

10.3 Baker Hughes Incorporated 1998 Employee Stock Option Plan, as amended by Amendment No. 1999-1 to 1998 Employee Stock Option Plan.

10.4     Form of Nonqualified Stock Option Agreement for employees effective
         October 1, 1998.

10.5     Form of Credit Agreement dated July 7, 2003, among Baker Hughes
         Incorporated and a syndicate of thirteen banks for $500,000,000 in the aggregate for all banks.

10.6 Interest Rate Swap Confirmation, dated July 30, 2003, and Schedule to the Master Agreement (Multicurrency-Cross Border), dated July 30, 2003.

31.1     Certification of Michael E. Wiley, Chief Executive Officer, dated
         August 8, 2003, pursuant to Rule 13a-14(a) of the Securities Exchange
         Act of 1934, as amended.

31.2     Certification of G. Stephen Finley, Chief Financial Officer, dated
         August 8, 2003, pursuant to Rule 13a-14(a) of the Securities Exchange
         Act of 1934, as amended.

32       Statement of Michael E. Wiley, Chief Executive Officer, and G. Stephen
         Finley, Chief Financial Officer, dated August 8, 2003, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

99.1 Press release of Baker Hughes Incorporated dated July 29, 2003 regarding certain management changes.