Form 10-Q
period 2003-09-30
BAKER HUGHES INC
filed 2003-11-07
CIK 808362

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003

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

                                 YES [X] NO [ ]

                              --------------------

         As of October 31, 2003, the registrant has outstanding 334,846,924 shares of Common Stock, $1 par value.

                                      INDEX

                                                                                                                PAGE NO.
                                                                                                                --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Statements of Operations - Three months and nine months ended
         September 30, 2003 and 2002                                                                                2

         Consolidated Condensed Balance Sheets - September 30, 2003 and December 31, 2002                           3

         Consolidated Condensed Statements of Cash Flows - Nine months ended
         September 30, 2003 and 2002                                                                                4

         Notes to Consolidated Condensed Financial Statements                                                       5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                     14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                23

Item 4.  Controls and Procedures                                                                                   24

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                         25

Item 2.  Changes in Securities and Use of Proceeds                                                                 25

Item 3.  Defaults Upon Senior Securities                                                                           25

Item 4.  Submission of Matters to a Vote of Security Holders                                                       25

Item 5.  Other Information                                                                                         25

Item 6.  Exhibits and Reports on Form 8-K                                                                          25

Signatures                                                                                                         27

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In millions, except per share amounts)
                                   (Unaudited)

                                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                     SEPTEMBER 30,
                                                                 -----------------------------     -----------------------------
                                                                     2003             2002             2003             2002
--------------------------------------------------------------------------------------------------------------------------------
Revenues                                                         $    1,338.4     $    1,251.1     $    3,853.3     $    3,639.1
--------------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
  Cost of revenues                                                      976.3            885.1          2,823.1          2,610.6
  Selling, general and administrative                                   194.5            206.2            597.9            617.4
  Impairment of investment in affiliate                                  45.3                -             45.3                -
  Restructuring charge reversal                                          (1.1)               -             (1.1)               -
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                             1,215.0          1,091.3          3,465.2          3,228.0
--------------------------------------------------------------------------------------------------------------------------------

Operating income                                                        123.4            159.8            388.1            411.1
Equity in income (loss) of affiliates                                  (145.9)             1.5           (149.9)            20.5
Interest expense                                                        (25.1)           (27.2)           (77.9)           (82.9)
Interest income                                                           0.7              1.5              3.8              3.7
--------------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations before
  income taxes                                                          (46.9)           135.6            164.1            352.4
Income taxes                                                            (12.6)           (46.8)           (90.6)          (122.8)
--------------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations                                (59.5)            88.8             73.5            229.6
Loss from discontinued operations, net of tax                           (39.3)           (24.1)           (40.6)           (16.7)
--------------------------------------------------------------------------------------------------------------------------------

Income (loss) before cumulative effect of accounting
  change                                                                (98.8)            64.7             32.9            212.9
Cumulative effect of accounting change, net of tax                          -                -             (5.6)           (42.5)
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                $      (98.8)    $       64.7     $       27.3     $      170.4
================================================================================================================================

Basic earnings per share:
  Income (loss) from continuing operations                       $      (0.18)    $       0.26     $       0.22     $       0.68
  Loss from discontinued operations                                     (0.12)           (0.07)           (0.12)           (0.05)
  Cumulative effect of accounting change                                    -                -            (0.02)           (0.12)
--------------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                              $      (0.30)    $       0.19     $       0.08     $       0.51
================================================================================================================================

Diluted earnings per share:
  Income (loss) from continuing operations                       $      (0.18)    $       0.26     $       0.22     $       0.68
  Loss from discontinued operations                                     (0.11)           (0.07)           (0.12)           (0.05)
  Cumulative effect of accounting change                                    -                -            (0.02)           (0.13)
--------------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                              $      (0.29)    $       0.19     $       0.08     $       0.50
================================================================================================================================

Cash dividends per share                                         $      0.115     $      0.115     $      0.345     $      0.345
================================================================================================================================

     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In millions)

                                                                                      SEPTEMBER 30,      DECEMBER 31,
                                                                                          2003              2002
                                                                                       (UNAUDITED)        (AUDITED)
----------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                          $         51.4     $        143.9
  Accounts receivable, net                                                                  1,163.9            1,101.9
  Inventories                                                                               1,060.9              996.5
  Other current assets                                                                        195.5              203.9
  Assets of discontinued operations                                                            24.9              122.1
----------------------------------------------------------------------------------------------------------------------
  Total current assets                                                                      2,496.6            2,568.3
----------------------------------------------------------------------------------------------------------------------

Investments in affiliates                                                                     704.2              872.0
Property, net                                                                               1,350.8            1,343.2
Goodwill                                                                                    1,232.5            1,226.6
Intangible assets, net                                                                        141.1              135.5
Other assets                                                                                  274.2              255.2
----------------------------------------------------------------------------------------------------------------------
Total assets                                                                         $      6,199.4     $      6,400.8
======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                                   $        361.4     $        377.1
  Short-term borrowings and current portion of long-term debt                                     -              123.5
  Accrued employee compensation                                                               263.9              247.9
  Other accrued liabilities                                                                   217.1              256.4
  Liabilities of discontinued operations                                                       23.2               75.9
----------------------------------------------------------------------------------------------------------------------
  Total current liabilities                                                                   865.6            1,080.8
----------------------------------------------------------------------------------------------------------------------

Long-term debt                                                                              1,524.2            1,424.3
Deferred income taxes                                                                         121.7              166.7
Other long-term liabilities                                                                   346.2              331.8

Stockholders' equity:
  Common stock                                                                                334.8              335.8
  Capital in excess of par value                                                            3,078.0            3,111.6
  Retained earnings                                                                           107.8              196.3
  Accumulated other comprehensive loss                                                       (178.9)            (246.5)
----------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                                3,341.7            3,397.2
----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                           $      6,199.4     $      6,400.8
======================================================================================================================

     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                        ----------------------------------
                                                                                               2003               2002
--------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Income from continuing operations                                                       $         73.5      $        229.6
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
  Depreciation and amortization                                                                  241.6               222.2
  Provision (benefit) for deferred income taxes                                                  (33.3)                3.2
  Gain on disposal of assets                                                                     (24.3)              (42.8)
  Impairment of investment in affiliate                                                           45.3                   -
  Equity in (income) loss of affiliates                                                          149.9               (20.5)
  Change in accounts receivable                                                                  (52.4)              122.4
  Change in inventories                                                                          (57.7)               12.5
  Change in accounts payable                                                                     (14.2)              (39.3)
  Change in accrued employee compensation and other accrued liabilities                          (22.6)              (47.6)
  Change in other long-term liabilities                                                           (2.8)                6.4
  Changes in other assets and liabilities                                                        (11.6)              (21.8)
--------------------------------------------------------------------------------------------------------------------------
Net cash flows from continuing operations                                                        291.4               424.3
Net cash flows from discontinued operations                                                        2.4                83.1
--------------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities                                                         293.8               507.4
--------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Expenditures for capital assets                                                               (230.5)             (209.8)
  Acquisition of businesses, net of cash acquired                                                 (9.6)              (39.7)
  Investment in affiliates                                                                       (35.4)              (15.0)
  Proceeds from sale of business                                                                  22.0                   -
  Proceeds from disposal of assets                                                                44.7                63.1
--------------------------------------------------------------------------------------------------------------------------
Net cash flows from continuing operations                                                       (208.8)             (201.4)
Net cash flows from discontinued operations                                                          -                (1.8)
--------------------------------------------------------------------------------------------------------------------------
Net cash flows from investing activities                                                        (208.8)             (203.2)
--------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Net borrowings (repayments) of commercial paper and other short-term debt                       59.6              (161.6)
  Repayment of indebtedness                                                                     (100.0)                -
  Proceeds from termination of interest rate swap agreement                                       15.5                15.8
  Proceeds from issuance of common stock                                                          38.1                26.0
  Repurchase of common stock                                                                     (72.9)              (25.8)
  Dividends                                                                                     (115.8)             (116.4)
--------------------------------------------------------------------------------------------------------------------------
Net cash flows from continuing operations                                                       (175.5)             (262.0)
Net cash flows from discontinued operations                                                          -                   -
--------------------------------------------------------------------------------------------------------------------------
Net cash flows from financing activities                                                        (175.5)             (262.0)
--------------------------------------------------------------------------------------------------------------------------

Effect of foreign exchange rate changes on cash                                                   (2.0)               (4.1)
--------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                                 (92.5)               38.1
Cash and cash equivalents, beginning of period                                                   143.9                38.7
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                $         51.4      $         76.8
==========================================================================================================================

Income taxes paid                                                                       $        151.4      $         82.0
Interest paid                                                                           $         92.7      $         88.7

     See accompanying notes to consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1. GENERAL

NATURE OF OPERATIONS

    Baker Hughes Incorporated ("Baker Hughes") is engaged in the oilfield services industry. Baker Hughes is a major supplier of wellbore related products, technology services and systems to the oil and gas industry on a worldwide basis and provides products and services for drilling, formation evaluation, completion and production of oil and gas wells.

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

NOTE 2. DISCONTINUED OPERATIONS

    In the third quarter of 2003, the Company's management initiated and the Board of Directors approved a plan to sell BIRD Machine ("BIRD"), the last remaining division of the Process segment. In October 2003, the Company signed a definitive agreement for the sale of BIRD and recorded charges totaling $35.5 million, net of tax of $9.4 million, which consisted of a loss of $13.2 million on the write-down of BIRD to fair value, $4.1 million of severance and warranty accruals and a loss of $18.2 million related to the recognition of cumulative foreign currency translation adjustments into earnings. The sale excludes certain accounts receivable, inventories and other assets that will be retained by the Company. The sale is subject to various closing conditions, but is expected to close no later than January 2004. The Company expects to record additional pre-tax charges totaling between $5.0 million and $7.0 million in conjunction with the closing of the transaction.

    In December 2002, the Company entered into exclusive negotiations for the sale of the Company's interest in its oil producing operations in West Africa and received $10.0 million as a deposit. The transaction was effective as of January 1, 2003, and resulted in a gain on sale of $4.1 million, net of a tax benefit of $0.2 million, recorded in the first quarter of 2003. The sales price was $32.0 million, and the Company received the remaining $22.0 million upon closing, which occurred in April 2003.

    In the third quarter of 2002, the Company signed a letter of intent for the sale of EIMCO Process Equipment ("EIMCO"), a division of the Process segment, and recorded a loss on disposal of $21.2 million, net of tax of $0.5 million, which consisted of a loss of $0.9 million on the write-down to fair value and a loss of $20.3 million related to the recognition of cumulative foreign currency translation adjustments into earnings. In November 2002, the Company completed the sale of EIMCO and received total proceeds of $48.9 million, of which $4.9 million was held in escrow pending completion of final adjustments of the purchase price. In April 2003, all purchase price adjustments were completed, resulting in the release of the escrow balance, of which $2.9 million was returned to the buyer and $2.0 million was received by the Company. In the first quarter of 2003, the Company also recorded an additional loss on sale due to purchase price adjustments of $2.5 million, net of tax of $1.3 million.

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

    The Company has reclassified the consolidated financial statements for all prior periods presented to reflect these operations as discontinued. Summarized financial information from discontinued operations is as follows:

                                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                                 -------------------------     -------------------------
                                                                    2003           2002           2003           2002
------------------------------------------------------------------------------------------------------------------------
Revenues:
  BIRD                                                           $     21.1     $     29.1     $     74.2     $     89.2
  Oil producing operations                                                -            7.9            4.2           34.4
  EIMCO                                                                   -           36.1              -          124.2
------------------------------------------------------------------------------------------------------------------------
Total                                                            $     21.1     $     73.1     $     78.4     $    247.8
========================================================================================================================

Income (loss) before income taxes:
  BIRD                                                           $     (5.9)    $     (3.1)    $    (12.1)    $     (5.7)
  Oil producing operations                                                -            1.0            1.8           11.6
  EIMCO                                                                   -           (2.3)             -           (0.8)
------------------------------------------------------------------------------------------------------------------------
Total                                                                  (5.9)          (4.4)          10.3            5.1
------------------------------------------------------------------------------------------------------------------------
Income taxes:
  BIRD                                                                  2.1            1.0            4.3            2.0
  Oil producing operations                                                -           (0.2)          (0.7)          (2.8)
  EIMCO                                                                   -            0.7              -            0.2
------------------------------------------------------------------------------------------------------------------------
Total                                                                   2.1            1.5            3.6           (0.6)
------------------------------------------------------------------------------------------------------------------------
Income (loss) before gain (loss) on disposal:
  BIRD                                                                 (3.8)          (2.1)          (7.8)          (3.7)
  Oil producing operations                                                -            0.8            1.1            8.8
  EIMCO                                                                   -           (1.6)             -           (0.6)
------------------------------------------------------------------------------------------------------------------------
Total                                                                  (3.8)          (2.9)          (6.7)           4.5
------------------------------------------------------------------------------------------------------------------------
Gain (loss) on disposal, net of tax:
  BIRD                                                                (35.5)             -          (35.5)             -
  Oil producing operations                                                -              -            4.1              -
  EIMCO                                                                   -          (21.2)          (2.5)         (21.2)
------------------------------------------------------------------------------------------------------------------------
Total                                                                 (35.5)         (21.2)         (33.9)         (21.2)
------------------------------------------------------------------------------------------------------------------------
Loss from discontinued operations                                $    (39.3)    $    (24.1)    $    (40.6)    $    (16.7)
========================================================================================================================

    Assets and liabilities of discontinued operations are as follows:

                                                                 SEPTEMBER 30,       DECEMBER 31,
                                                                     2003                2002
--------------------------------------------------------------------------------------------------
Cash and cash equivalents                                       $            -      $          3.2
Accounts receivable, net                                                   7.1                17.7
Inventories                                                               11.2                37.6
Other current assets                                                       0.4                 2.0
Property, net                                                              6.1                60.3
Intangible assets, net                                                     0.1                 1.3
--------------------------------------------------------------------------------------------------
Assets of discontinued operations                               $         24.9      $        122.1
==================================================================================================

Accounts payable                                                $         10.7      $         14.9
Accrued employee compensation                                              4.3                 9.0
Other accrued liabilities                                                  6.7                28.1
Deferred income taxes                                                        -                20.3
Other long-term liabilities                                                1.5                 3.6
--------------------------------------------------------------------------------------------------
Liabilities of discontinued operations                          $         23.2      $         75.9
==================================================================================================

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3. ACQUISITIONS

    In the second quarter of 2003, the Company made an acquisition with a purchase price of $12.7 million, of which $9.6 million was paid in cash. As a result of this acquisition, the Company recorded approximately $9.8 million of intangible assets through September 30, 2003. The purchase price is allocated based on fair value of the acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not material to the Company's consolidated financial statements.

    In the first quarter of 2002, the Company made three acquisitions for an adjusted aggregate purchase price of $51.7 million. As a result of these acquisitions, the Company paid $39.7 million in cash and recorded approximately $31.3 million of goodwill through September 30, 2002. The purchase prices are allocated based on fair values of the acquisitions. The purchase price of one of the acquisitions may be subject to change pending the final outcome of arbitration proceedings. Pro forma results of operations have not been presented because the effects of these acquisitions were not material to the Company's consolidated financial statements on either an individual or aggregate basis.

NOTE 4. COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to owners. The components of the Company's comprehensive income (loss), net of related tax, are as follows:

                                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                                                 -------------------------     -------------------------
                                                                    2003           2002           2003           2002
------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                $    (98.8)    $     64.7     $     27.3     $    170.4
Other comprehensive income:
  Foreign currency translation adjustments:
    Translation adjustments during the period                          34.0           35.2           85.8           87.5
    Reclassifications included in net income due to
      sale of BIRD and EIMCO                                          (18.2)         (20.3)         (18.2)         (20.3)
------------------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                                $    (83.0)    $     79.6     $     94.9     $    237.6
========================================================================================================================

    Total accumulated other comprehensive loss consisted of the following:

                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                  2003                2002
-----------------------------------------------------------------------------------------------
Foreign currency translation adjustments                     $       (135.5)     $       (203.1)
Pension adjustment                                                    (43.4)              (43.4)
-----------------------------------------------------------------------------------------------
Total accumulated other comprehensive loss                   $       (178.9)     $       (246.5)
===============================================================================================

NOTE 5. STOCK-BASED COMPENSATION

    As allowed for under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for its stock-based compensation using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, no compensation expense is recognized when the number of shares granted is known and the exercise price of the stock option is equal to or greater than the market price of the Company's common stock on the grant date. Reported net income (loss) does not include any compensation expense associated with stock options but does include compensation expense associated with restricted stock awards.

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

    If the Company had recognized compensation expense as if the fair value based method had been applied to all awards as provided for under SFAS No. 123, the Company's pro forma net income (loss), earnings per share ("EPS") and stock-based compensation cost would have been as follows:

                                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                                 -------------------------     -------------------------
                                                                    2003           2002           2003           2002
------------------------------------------------------------------------------------------------------------------------
Net income (loss), as reported                                   $    (98.8)    $     64.7     $     27.3     $    170.4
Add:  Stock-based compensation for restricted stock
 awards included in reported net income (loss), net of tax              0.4            0.7            1.7            1.6
Deduct:  Stock-based compensation determined
 under the fair value method, net of tax                               (6.4)          (6.3)         (18.7)         (17.2)
------------------------------------------------------------------------------------------------------------------------
Pro forma net income (loss)                                      $   (104.8)    $     59.1     $     10.3     $    154.8
========================================================================================================================

Basic EPS
  As reported                                                    $    (0.30)    $     0.19     $     0.08     $     0.51
  Pro forma                                                           (0.31)          0.17           0.03           0.46
Diluted EPS
  As reported                                                    $    (0.29)    $     0.19     $     0.08     $     0.50
  Pro forma                                                           (0.31)          0.17           0.03           0.46

    These pro forma calculations may not be indicative of future amounts since additional awards in future years are anticipated.

NOTE 6. FINANCIAL INSTRUMENTS

    In April 2003, the Company entered into an interest rate swap agreement for a notional amount of $325.0 million associated with the Company's 6.25% Notes due January 2009 that had been designated and had qualified as a fair value hedging instrument. In June 2003, the Company terminated the interest rate swap agreement and received proceeds of $15.5 million upon cancellation. This deferred gain is being amortized as a reduction of interest expense over the remaining life of the underlying debt security, which matures in January 2009. At September 30, 2003, the Company has a total of $25.9 million of unamortized deferred gain included in long-term debt in the consolidated condensed balance sheet.

    In July 2003, the Company entered into an interest rate swap agreement for a notional amount of $325.0 million associated with the Company's 6.25% Notes due January 2009. Under this agreement, the Company receives interest at a fixed rate of 6.25% and pays interest at a floating rate of six-month LIBOR plus a spread of 2.4425%. The interest rate swap agreement has been designated and qualifies as a fair value hedging instrument. The interest rate swap agreement will be fully effective, resulting in no gain or loss recorded in the consolidated condensed statement of operations. Subsequent to the end of the third quarter of 2003, the Company terminated this interest rate swap agreement.

    At September 30, 2003, the Company had entered into several foreign currency forward contracts with notional amounts aggregating $84.0 million to hedge exposure to currency fluctuations in various foreign currencies, including the British Pound Sterling, the Euro, the Norwegian Krone, the Brazilian Real, the Argentine Peso and the Indonesian Rupiah. These contracts are designated and qualify as fair value hedging instruments. Based on quoted market prices as of September 30, 2003 for contracts with similar terms and maturity dates, the Company recorded a gain of $1.2 million to adjust these foreign currency forward contracts to their fair market value. This gain is included in selling, general and administrative expense in the consolidated condensed statement of operations. In the unlikely event that the counterparties fail to meet the terms of the foreign currency forward contracts, the Company's exposure is limited to the foreign currency rate differential.

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7. EARNINGS PER SHARE

    A reconciliation of the number of shares used for the basic and diluted EPS calculation is as follows:

                                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                                         ----------------------        ----------------------
                                                                         2003           2002           2003           2002
-----------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding for basic EPS                   334.7          337.3          335.6          337.1
Effect of dilutive securities - stock plans                                  1.3            0.8            1.1            1.2
-----------------------------------------------------------------------------------------------------------------------------
Adjusted weighted average common shares outstanding for diluted EPS        336.0          338.1          336.7          338.3
=============================================================================================================================
Future potentially anti-dilutive shares excluded from diluted EPS:
  Options with an option price greater than average market price
  for the period                                                             6.9            6.1            6.9            5.0
=============================================================================================================================

NOTE 8. INVENTORIES

    Inventories are comprised of the following:

                                                      SEPTEMBER 30,       DECEMBER 31,
                                                          2003               2002
---------------------------------------------------------------------------------------
Finished goods                                       $        872.5      $        816.5
Work in process                                               110.2                91.9
Raw materials                                                  78.2                88.1
---------------------------------------------------------------------------------------
Total                                                $      1,060.9      $        996.5
=======================================================================================

NOTE 9. INVESTMENTS IN AFFILIATES

    The Company has investments in affiliates that are accounted for using the equity method of accounting. The most significant of these affiliates is WesternGeco, a seismic venture between the Company and Schlumberger Limited ("Schlumberger"). The Company and Schlumberger own 30% and 70% of the venture, respectively. Included in the caption "Equity in income (loss) of affiliates" in the Company's consolidated condensed statement of operations for the three and nine months ended September 30, 2003 is $135.7 million for the Company's share of $452.0 million of impairment and restructuring charges taken by WesternGeco in the third quarter of 2003. The charges related to the impairment of WesternGeco's multiclient seismic library and rationalization of WesternGeco's marine seismic fleet. In addition, as a result of the continuing weakness in the seismic industry, the Company evaluated the carrying value of its investment in WesternGeco and recorded an impairment loss of $45.3 million in the third quarter of 2003 to write-down the investment to its fair value. The fair value was determined using a combination of a market value and discounted cash flows approach.

    During the nine months ended September 30, 2003, the Company invested cash of $35.4 million in affiliates, of which $30.1 million related to the Company's 50% interest in the QuantX Wellbore Instrumentation venture ("QuantX") with Expro International ("Expro"). The venture is engaged in the permanent in-well monitoring market and was formed by combining Expro's permanent monitoring business with one of the Company's product lines. The Company accounts for its ownership in QuantX using the equity method of accounting.

NOTE 10. GOODWILL AND INTANGIBLE ASSETS

    On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. The adoption of SFAS No. 142 required the Company to cease amortizing goodwill and to perform a transitional impairment test of goodwill in each of its reporting units as of January 1, 2002. The Company's reporting units were based on its organizational and reporting structure. Corporate and other assets and liabilities were allocated to the reporting units to the extent that they related to the operations of those reporting units. Valuations of the reporting units were performed by an independent third party. The goodwill in both the EIMCO and BIRD operating divisions of the Company's Process segment was determined to be impaired using a combination of a market value and discounted cash flows approach to estimate fair value. Accordingly, the Company recognized transitional impairment losses of $42.5 million, net of tax of $20.4 million. The transitional impairment losses were recorded in the first quarter of 2002 as the cumulative effect of accounting change in the consolidated condensed statement of operations.

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

    The changes in the carrying amount of goodwill (net of accumulated amortization) for the nine months ended September 30, 2003 are as follows:

Balance as of December 31, 2002                       $  1,226.6
Translation adjustments and other                            5.9
----------------------------------------------------------------
Balance as of September 30, 2003                      $  1,232.5
================================================================

    The Company has intangible assets which continue to be amortized and are comprised of the following:

                                   SEPTEMBER 30, 2003                           DECEMBER 31, 2002
                       ------------------------------------------   ------------------------------------------
                          GROSS                                         GROSS
                         CARRYING     ACCUMULATED                     CARRYING     ACCUMULATED
                          AMOUNT      AMORTIZATION        NET          AMOUNT      AMORTIZATION        NET
--------------------------------------------------------------------------------------------------------------
Technology based       $      178.2   $      (44.3)  $      133.9   $      167.2   $      (36.5)  $      130.7
Contract based                  8.1           (2.7)           5.4            4.7           (2.2)           2.5
Marketing related               5.7           (5.0)           0.7            5.7           (4.8)           0.9
Customer based                  0.3           (0.1)           0.2            0.6           (0.1)           0.5
Other                           2.4           (1.5)           0.9            2.1           (1.2)           0.9
--------------------------------------------------------------------------------------------------------------
Total                  $      194.7   $      (53.6)  $      141.1   $      180.3   $      (44.8)  $      135.5
==============================================================================================================

    Amortization expense for intangible assets for the three and nine months ended September 30, 2003 was $3.1 million and $10.3 million, respectively, and is estimated to be $13.4 million for 2003. Estimated amortization expense for each of the subsequent five fiscal years is expected to be within the range of $11.7 million to $13.3 million.

NOTE 11. SEGMENT AND RELATED INFORMATION

    The Company's six operating divisions - Baker Atlas, Baker Oil Tools, Baker Petrolite, Centrilift, Hughes Christensen and INTEQ - have been aggregated into one reportable segment, "Oilfield", because they have similar economic characteristics and because the long-term financial performance of these divisions is affected by similar economic conditions. The consolidated results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

    These operating divisions manufacture and sell products and provide services used in the oil and gas industry, including drilling, completion, production and maintenance of oil and gas wells and in reservoir measurement and evaluation. They also operate in the same markets and have substantially the same customers. The principal markets include all major oil and gas producing regions of the world, including North America, South America, Europe, Africa, the Middle East and the Far East. Customers include major multi-national, independent and state-owned oil companies. The Oilfield segment also includes the Company's 30% interest in WesternGeco and other similar businesses.

    The Company evaluates the performance of the Oilfield segment based on income (loss) from continuing operations before income taxes, accounting changes, restructuring charges or reversals, impairment of assets and interest income and expense.

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

    Summarized financial information is shown in the following table. The "Corporate and Other" column includes corporate-related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to the Oilfield segment, including restructuring charges and reversals and impairment of assets. The "Corporate and Other" column at September 30, 2003 and December 31, 2002 also includes assets of discontinued operations.

                                                                   CORPORATE
                                                  OILFIELD         AND OTHER          TOTAL
----------------------------------------------------------------------------------------------
REVENUES
----------------------------------------------------------------------------------------------
Three months ended September 30, 2003            $  1,338.4        $        -       $  1,338.4
Three months ended September 30, 2002               1,251.1                 -          1,251.1

Nine months ended September 30, 2003                3,853.3                 -          3,853.3
Nine months ended September 30, 2002                3,639.0               0.1          3,639.1

SEGMENT PROFIT (LOSS)
----------------------------------------------------------------------------------------------
Three months ended September 30, 2003            $    193.9        $   (240.8)      $    (46.9)
Three months ended September 30, 2002                 196.3             (60.7)           135.6

Nine months ended September 30, 2003                  526.8            (362.7)           164.1
Nine months ended September 30, 2002                  537.7            (185.3)           352.4

TOTAL ASSETS
----------------------------------------------------------------------------------------------
As of September 30, 2003                         $  5,619.0        $    580.4       $  6,199.4
As of December 31, 2002                             5,648.1             752.7          6,400.8

    The following table presents the details of "Corporate and Other" segment loss:

                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                     --------------------------      --------------------------
                                                        2003            2002            2003            2002
---------------------------------------------------------------------------------------------------------------
Corporate and other expenses                         $    (36.5)     $    (35.0)     $   (108.7)     $   (106.1)
Interest, net                                             (24.4)          (25.7)          (74.1)          (79.2)
Restructuring charge reversal                               1.1               -             1.1               -
Impairment of investment in affiliate                     (45.3)              -           (45.3)              -
Impairment and restructuring charges
 related to an equity method investment                  (135.7)              -          (135.7)              -
---------------------------------------------------------------------------------------------------------------
Total                                                $   (240.8)     $    (60.7)     $   (362.7)     $   (185.3)
===============================================================================================================

NOTE 12. GUARANTEES

    In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under letters of credit and other bank issued guarantees which totaled approximately $218.4 million at September 30, 2003. In addition, at September 30, 2003, the Company has guaranteed debt and other obligations of third parties totaling $31.8 million, which declined significantly from the previous quarter due to the termination of a Company guarantee related to a lease on a seismic vessel by WesternGeco. WesternGeco purchased the seismic vessel during the third quarter of 2003.

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

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

    The changes in the aggregate product warranty liabilities for the nine months ended September 30, 2003 are as follows:

Balance as of December 31, 2002                                                  $     7.2
Claims paid                                                                           (4.6)
Additional warranties issued                                                           5.1
Revisions in estimates for previously issued warranties                                0.6
Other                                                                                  4.0
------------------------------------------------------------------------------------------
Balance as of September 30, 2003                                                 $    12.3
==========================================================================================

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

    The adoption of SFAS No. 143 in the first quarter of 2003 resulted in a charge of $5.6 million, net of tax of $2.8 million, recorded as the cumulative effect of accounting change in the consolidated condensed statement of operations. In conjunction with the adoption, the Company recorded ARO liabilities of $11.4 million primarily for anticipated costs of obligations associated with the future disposal of power source units at certain of its divisions and refurbishment costs associated with certain leased facilities in Europe and with a fleet of leased railcars and tanks.

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

    In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. An entity is subject to the consolidation rules of FIN 46 and is referred to as a variable interest entity if the entity's equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its operations without additional financial support. FIN 46 applies immediately to variable interest entities created or acquired after January 31, 2003. The Company has no such newly created or acquired entities. FIN 46 applies after the first interim or annual period ending after December 15, 2003 for variable interest entities created or acquired prior to February 1, 2003. The Company is reviewing the provisions of FIN 46 but does not expect the adoption to have a material impact, if any, on the consolidated condensed financial statements.

    In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 on July 1, 2003 did not have an impact on the consolidated condensed financial statements.

    In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which modifies the accounting for certain financial instruments. SFAS No. 150 requires that these financial instruments be classified as liabilities and applies immediately for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 did not have an impact on the consolidated condensed financial statements.

                            BAKER HUGHES INCORPORATED
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14. SUBSEQUENT EVENTS

    Subsequent to the end of the third quarter of 2003, the Company terminated the interest rate swap agreement entered into in July 2003. The interest rate swap agreement was for a notional amount of $325.0 million associated with the Company's 6.25% Notes due January 2009 and had been designated and had qualified as a fair value hedging instrument. The Company received proceeds of $6.7 million upon cancellation. This deferred gain is being amortized as a reduction of interest expense over the remaining life of the underlying debt security, which matures in January 2009.

    In October 2003, the Company entered into an interest rate swap agreement for a notional amount of $325.0 million associated with the Company's 6.25% Notes due January 2009. Under this agreement, the Company receives interest at a fixed rate of 6.25% and pays interest at a floating rate of six-month LIBOR plus a spread of 2.320%. This interest rate swap will settle semi-annually and terminates in January 2009. The interest rate swap agreement has been designated and qualifies as a fair value hedging instrument. The interest rate swap agreement will be fully effective, resulting in no gain or loss recorded in the consolidated condensed statement of operations. In the unlikely event that the counterparty fails to meet the terms of the interest rate swap agreement, the Company's exposure is limited to the interest rate differential.

    Subsequent to the end of the quarter through November 6, 2003, the Company repurchased 0.8 million shares of its common stock at an average cost of $28.50 per share, for a total of $23.0 million. Upon repurchase, the shares were retired. The Company has authorization remaining to repurchase up to $130.1 million in common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's consolidated condensed financial statements and the related notes thereto.

FORWARD-LOOKING STATEMENTS

    MD&A and certain statements in the Notes to Consolidated Condensed Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (each a "Forward-Looking Statement"). The words "anticipate," "believe," "expect," "if," "intend," "estimate," "project," "forecasts," "outlook," "will," "could," "would," "may," "likely" and similar expressions, and the negative thereof, are intended to identify forward-looking statements. Baker Hughes' expectations about its business outlook, customer spending, oil and gas prices and the business environment for the Company and the industry in general are only its forecasts regarding these matters. These forecasts may be substantially different from actual results, which are affected by the following risk factors: the level of petroleum industry exploration and production expenditures; drilling rig and oil and gas industry manpower and equipment availability; the Company's ability to implement and effect price increases for its products and services; the Company's ability to control its costs; the availability of sufficient manufacturing capacity and subcontracting capacity at forecasted costs to meet the Company's revenue goals; the ability of the Company to introduce new technology on its forecasted schedule and at its forecasted cost; the ability of the Company's competitors to capture market share; the Company's ability to retain or increase its market share; the Company's successful completion of the pending sale of BIRD Machine; world economic conditions; the price of, and the demand for, crude oil and natural gas; drilling activity; weather conditions that affect the demand for energy and severe weather conditions, such as hurricanes, that affect exploration and production activities; the legislative and regulatory environment in the U.S. and other countries in which the Company operates; outcome of government and internal investigations; Organization of Petroleum Exporting Countries ("OPEC") policy and the adherence by OPEC nations to their OPEC productions quotas; war, military action or extended period of international conflict, particularly involving the U.S., Middle East or other major petroleum-producing or consuming regions; any future acts of war, armed conflicts or terrorist activities; civil unrest or in-country security concerns where the Company operates; the development of technology by Baker Hughes or its competitors that lowers overall finding and development costs; new laws and regulations that could have a significant impact on the future operations and conduct of all businesses; labor-related actions, including strikes, slowdowns and facility occupations; the condition of the capital and equity markets in general; adverse foreign exchange fluctuations and adverse changes in the capital markets in international locations where the Company operates; and the timing of any of the foregoing. See "Business Environment" for a more detailed discussion of certain of these risk factors.

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

BUSINESS ENVIRONMENT

    The Company's Oilfield segment consists of six operating divisions - Baker Atlas, Baker Oil Tools, Baker Petrolite, Centrilift, Hughes Christensen and INTEQ - that manufacture and sell products and provide services used in the oil and gas industry, including drilling, formation evaluation, completion and production of oil and gas wells. The Oilfield segment also includes the Company's 30% interest in WesternGeco, a seismic venture between the Company and Schlumberger Limited, and other similar businesses.

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

    The Company does business in approximately 70 countries. According to Transparency International's annual Corruption Perceptions Index ("CPI") survey, a high degree of corruption is perceived to exist in many of these countries. For example, the Company does business in approximately one-half of the 34 countries having the worst scores in Transparency International's CPI survey for 2003. The Company devotes significant resources to the development, maintenance and enforcement of its Business Code of Conduct policy, its Foreign Corrupt Practices Act (the "FCPA") policy, its internal control processes and procedures, as well as other compliance related policies. Notwithstanding the devotion of such resources, and in part as a consequence thereof, the

Company, from time to time, discovers or receives information alleging potential violations of the FCPA and the Company's policies, processes and procedures. The Company conducts internal investigations of these potential violations. The Company anticipates that the devotion of significant resources to compliance related issues, including the necessity for such internal investigations, will continue to be an aspect of doing business in a number of the countries in which oil and gas exploration, development and production take place and the Company is requested to conduct operations.

    Key risk factors currently influencing the worldwide crude oil and gas markets are:

- Production control - the degree to which individual OPEC nations and other large oil and gas producing countries, including, but not limited to, Mexico, Norway and Russia, are willing and able to control production and exports of crude oil, to decrease or increase supply and to support their targeted oil price while meeting their market share objectives. Key measures of production control include actual production levels compared with target or quota production levels, oil price compared with targeted oil price and changes in each country's market share.

- Global economic growth - particularly the impact of the U.S. and Western European economies and the economic activity in Japan, China, South Korea and the developing areas of Asia where the correlation between energy demand and economic growth is strong. An important factor in the global economic growth in 2003 and 2004 will be the strength of the U.S. economic recovery. Key measures include U.S. and global economic activity, global energy demand and forecasts of future demand by governments and private organizations.

- Oil and gas storage inventory levels - a measure of the balance between supply and demand. A key measure of U.S. natural gas inventories is the storage level reported weekly by the U.S. Department of Energy compared with historic levels. Key measures for oil inventories include U.S. inventory levels reported by the U.S. Department of Energy and American Petroleum Institute and worldwide estimates reported by the International Energy Agency, again compared with historic levels.

- Ability to produce natural gas - the amount of natural gas that can be produced is a function of the number of new wells drilled, completed and connected to pipelines as well as the rate of reservoir depletion and production from existing wells. Advanced technologies, such as horizontal drilling, result in improved total recovery, but also result in a more rapid production decline. Key measures include government and private surveys of natural gas production, company reported production, estimates of reservoir depletion rates and drilling and completion activity.

- Technological progress - in the design and application of new products that allow oil and gas companies to drill fewer wells and to drill, complete and produce wells faster, recover more hydrocarbons and to do so at lower cost. Also key are the overall levels of research and engineering spending and the pace at which new technology is introduced commercially and accepted by customers.

- Maturity of the resource base - of known hydrocarbon reserves in the North Sea, U.S., Canada and Latin America.

- Pace of new investment - access to capital and the reinvestment of available cash flow into existing and emerging markets. Key measures of access to capital include cash flow, interest rates, dividend policy, analysis of oil and gas company leverage and equity offering activity. Access to capital is particularly important for smaller independent oil and gas companies.

- Energy prices and price volatility - the impact of widely fluctuating commodity prices on the stability of the market and subsequent impact on customer spending. Sustained higher energy prices can be an impediment to economic growth. While current energy prices are important contributors to positive cash flow at E&P companies, expectations for future prices are generally more important for determining future E&P spending.

- Impact of energy prices and price volatility on demand for hydrocarbons - short-term price changes can result in companies switching to the most economic sources of fuel or temporary curtailment of demand while long-term price changes can lead to permanent changes in demand. Key indicators include hydrocarbon prices on a Btu equivalent basis and indicators of hydrocarbon demand, such as electricity generation or industrial production.

- Access to prospects - which are economically attractive to individual oil and gas companies based on their expectations of required returns, forecasted energy prices and required investment. Access to prospects may be limited because host governments do not allow access to the reserves or because another oil and gas company owns the rights to develop the prospect.

- Possible supply disruptions - from key oil exporting countries, including, but not limited to, Iraq, Saudi Arabia or other Middle Eastern countries, Nigeria and Venezuela, due to political instability, civil unrest or military activity. In addition, adverse weather such as hurricanes could impact production facilities, causing supply disruptions.

- Weather - the impact of variations in temperatures as compared with normal weather patterns and the related effect on demand for oil and natural gas. A key measure of the impact of weather on energy demand is population-weighted heating and cooling degree days as reported by the U.S. Department of Energy and forecasts of warmer than normal or cooler than normal temperatures.

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

                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                                            --------------------------      --------------------------
                                                               2003            2002            2003            2002
----------------------------------------------------------------------------------------------------------------------
WTI crude oil ($/Bbl)                                       $    30.21      $    28.30      $    31.03      $    25.46
U.S. Spot natural gas ($/MMBtu)                                   4.88            3.20            5.62            3.05

    WTI crude oil prices averaged $30.21/Bbl in the third quarter of 2003. Oil prices were between $30 and $32/Bbl in July 2003 and August 2003. Prices fell at the beginning of September 2003 in anticipation of inventory buildups throughout the winter season, reaching a third-quarter low of $26.93/Bbl on September 23, 2003. On September 24, 2003, OPEC announced plans to cut production by 900,000 barrels per day. If successful, the OPEC quota cut is expected to result in inventories remaining low throughout the winter season.

    During the third quarter of 2003, natural gas prices averaged $4.88/MMBtu. Natural gas prices trended lower throughout the quarter, falling from a peak in early July 2003 of $5.54/MMBtu to a low of $4.34/MMBtu in late September. Prices weakened primarily as a result of strong storage injections that supported expectations that natural gas storage would reach "normal" levels by the end of the injection season, traditionally in early November.

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

    The Company has been providing rig counts to the public since 1944. The Company gathers all relevant data through its field service personnel worldwide who obtain this information from routine visits to the various rigs, customers, contractors, or other outside sources. This data is then compiled and distributed to various wire services and trade associations and is published on the Company's website. Rig counts are compiled weekly for the U.S. and Canada and monthly for all international and U.S. workover rigs. North American rigs are counted as active if the well being drilled has been started and drilling has not been completed on the day the count is taken. For an international rig to be counted as active on a monthly basis, drilling operations must comprise at least 15 days during the month. Published international rig counts do not include rigs drilling in certain countries, such as Russia and onshore China, because this information is extremely difficult to obtain. The Company's rig counts are summarized in the table below as averages for each of the periods indicated.

                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                           ------------------------   --------------------------
                                           2003              2002        2003              2002
-------------------------------------------------------------------   --------------------------
U.S. - Land                                  979               740         896               712
U.S. - Offshore                              109               112         109               113
Canada                                       385               249         358               257
------------------------------------------------------------------------------------------------
  North America                            1,473             1,101       1,363             1,082
------------------------------------------------------------------------------------------------
Latin America                                253               204         237               211
North Sea                                     49                46          47                52
Other Europe                                  39                34          38                37
Africa                                        50                59          54                57
Middle East                                  212               203         211               198
Asia Pacific                                 179               172         177               169
------------------------------------------------------------------------------------------------
  Outside North America                      782               718         764               724
------------------------------------------------------------------------------------------------
Worldwide                                  2,255             1,819       2,127             1,806
================================================================================================

U.S.  Workover Rigs                        1,164             1,023       1,120             1,003
================================================================================================

INDUSTRY OUTLOOK

    Caution is advised that the factors described above in "Forward Looking Statements" and "Business Environment" could negatively impact the Company's expectations for oil and gas demand, oil and gas prices and drilling activity.

    Oil - The balance between oil supply and oil demand remained tight as the fourth quarter of 2003 began. In its September 2003 meeting, OPEC announced plans to cut production by 900,000 barrels per day to make room in the market for Iraqi production, maintain tight inventories and keep oil prices at the top of its targeted range. WTI crude oil prices are expected to remain volatile and trade between $25/Bbl and $33/Bbl for the balance of 2003. Prices could move to the bottom of this range if OPEC is unwilling or unable to manage its production or if certain non-OPEC countries, such as Norway, Mexico and Russia, increase production and significantly erode OPEC market share.

    North American Natural Gas - Prices are expected to trade between $4.00/MMBtu and $6.00/MMBtu for the remainder of 2003. If these prices are sustained, it is expected that some industrial demand will be discouraged, thereby increasing the amount of gas that can be injected into storage before the start of the 2003/2004 heating season. Storage levels are expected to be at normal levels at the start of the winter withdrawal season, traditionally in early November. Gas prices could move to the top of this trading range and spike above it if cooler than normal weather drives demand higher. Gas prices could move to the bottom of this range if storage levels are high and demand does not increase as prices fall or if winter weather is warmer than normal.

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

    - Total spending is expected to be up 6% to 8% in 2003 compared with 2002.

    Drilling Activity - Based upon the Company's outlooks for oil and natural gas prices and customer spending described above, the Company's outlook for drilling activity, as measured by the Baker Hughes rig count, is as follows:

    - The North American rig count is expected to increase approximately 25% to 30% in 2003 compared with 2002. The U.S. rig count is expected to remain stable over the remainder of the year.

    - Drilling activity outside of North America is expected to increase modestly over the remainder of the year and is expected to increase as much as 5% to 7% in 2003 compared with 2002.

COMPANY OUTLOOK

    The Company expects that 2003 will be stronger than 2002, with revenues expected to increase by approximately 6% to 8% as compared with 2002, with related improvements in operating results. The Company expects revenues for the fourth quarter of 2003 to be up 1% to 3% compared with the third quarter of 2003 due to improving international activity and seasonal increases in Canadian activity.

    In the first quarter of 2003, civil unrest related to electoral issues in Nigeria resulted in a number of operators curtailing operations in Nigeria in March 2003 and the delay of several export-direct customer orders for Nigerian customers. Nigeria held national elections in April 2003 and activity stabilized in the second quarter. However, the Company's operations in Nigeria remain susceptible to disruption as a result of the ongoing civil unrest.

    Activity in the North Sea, particularly in the U.K. sector, is expected to be depressed for the next 12 to 18 months. As a result, the Company took steps in the second quarter of 2003 to reduce its cost structure in the North Sea. Although activity is expected to increase seasonally, a meaningful increase in activity levels is dependent upon a large number of assets being sold by the major oil and gas companies to the independents.

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

    The adoption of SFAS No. 143 in the first quarter of 2003 resulted in a charge of $5.6 million, net of tax of $2.8 million, recorded as the cumulative effect of accounting change in the consolidated condensed statement of operations. In conjunction with the adoption, the Company recorded ARO liabilities of $11.4 million primarily for anticipated costs of obligations associated with the future disposal of power source units at certain of its divisions and refurbishment costs associated with certain leased facilities in Europe and with a fleet of leased railcars and tanks.

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

    In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. An entity is subject to the consolidation rules of FIN 46 and is referred to as a variable interest entity if the entity's equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its operations without additional financial support. FIN 46 applies immediately to variable interest entities created or acquired after January 31, 2003. The Company has no such newly created or acquired entities. FIN 46 applies after the first interim or annual period ending after December 15, 2003 for variable interest entities created or acquired prior to February 1, 2003. The Company is reviewing the provisions of FIN 46 but does not expect the adoption to have a material impact, if any, on the consolidated condensed financial statements.

    In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 on July 1, 2003 did not have an impact on the consolidated condensed financial statements.

    In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which modifies the accounting for certain financial instruments. SFAS No. 150 requires that these financial instruments be classified as liabilities and applies immediately for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 did not have an impact on the consolidated condensed financial statements.

DISCONTINUED OPERATIONS

    In the third quarter of 2003, the Company's management initiated and the Board of Directors approved a plan to sell BIRD Machine ("BIRD"), the last remaining division of the Process segment. In October 2003, the Company signed a definitive agreement for the sale of BIRD and recorded charges totaling $35.5 million, net of tax of $9.4 million, which consisted of a loss of $13.2 million on the write-down of BIRD to fair value, $4.1 million of severance and warranty accruals and a loss of $18.2 million related to the recognition of cumulative foreign currency translation adjustments into earnings. The sale excludes certain accounts receivable, inventories and other assets that will be retained by the Company. The sale is subject to various closing conditions, but is expected to close no later than January 2004. The Company expects to record additional pre-tax charges totaling between $5.0 million and $7.0 million in conjunction with the closing of the transaction.

    In December 2002, the Company entered into exclusive negotiations for the sale of the Company's interest in its oil producing operations in West Africa and received $10.0 million as a deposit. The transaction was effective as of January 1, 2003, and resulted in a gain on sale of $4.1 million, net of a tax benefit of $0.2 million, recorded in the first quarter of 2003. The sales price was $32.0 million, and the Company received the remaining $22.0 million upon closing, which occurred in April 2003.

    In the third quarter of 2002, the Company signed a letter of intent for the sale of EIMCO Process Equipment ("EIMCO"), a division of the Process segment, and recorded a loss on disposal of $21.2 million, net of tax of $0.5 million, which consisted of a loss of $0.9 million on the write-down to fair value and a loss of $20.3 million related to the recognition of cumulative foreign currency translation adjustments into earnings. In November 2002, the Company completed the sale of EIMCO and received total proceeds of $48.9 million, of which $4.9 million was held in escrow pending completion of final adjustments of the purchase price. In April 2003, all purchase price adjustments were completed, resulting in the release of the escrow balance, of which $2.9 million was returned to the buyer and $2.0 million was received by the Company. In the first quarter of 2003, the Company also recorded an additional loss on sale due to purchase price adjustments of $2.5 million, net of tax of $1.3 million.

    The Company has reclassified the consolidated financial statements for all prior periods presented to reflect these operations as discontinued. Summarized financial information from discontinued operations is as follows:

                                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                                            --------------------------      --------------------------
                                                               2003            2002            2003            2002
----------------------------------------------------------------------------------------------------------------------
Revenues:
  BIRD                                                      $     21.1      $     29.1      $     74.2      $     89.2
  Oil producing operations                                           -             7.9             4.2            34.4
  EIMCO                                                              -            36.1               -           124.2
----------------------------------------------------------------------------------------------------------------------
Total                                                       $     21.1      $     73.1      $     78.4      $    247.8
======================================================================================================================

Income (loss) before income taxes:
  BIRD                                                      $     (5.9)     $     (3.1)     $    (12.1)     $     (5.7)
  Oil producing operations                                           -             1.0             1.8            11.6
  EIMCO                                                              -            (2.3)              -            (0.8)
----------------------------------------------------------------------------------------------------------------------
Total                                                             (5.9)           (4.4)           10.3             5.1
----------------------------------------------------------------------------------------------------------------------
Income taxes:
  BIRD                                                             2.1             1.0             4.3             2.0
  Oil producing operations                                           -            (0.2)           (0.7)           (2.8)
  EIMCO                                                              -             0.7               -             0.2
----------------------------------------------------------------------------------------------------------------------
Total                                                              2.1             1.5             3.6            (0.6)
----------------------------------------------------------------------------------------------------------------------
Income (loss) before gain (loss) on disposal:
  BIRD                                                            (3.8)           (2.1)           (7.8)           (3.7)
  Oil producing operations                                           -             0.8             1.1             8.8
  EIMCO                                                              -            (1.6)              -            (0.6)
----------------------------------------------------------------------------------------------------------------------
Total                                                             (3.8)           (2.9)           (6.7)            4.5
----------------------------------------------------------------------------------------------------------------------
Gain (loss) on disposal, net of tax:
  BIRD                                                           (35.5)              -           (35.5)              -
  Oil producing operations                                           -               -             4.1               -
  EIMCO                                                              -           (21.2)           (2.5)          (21.2)
----------------------------------------------------------------------------------------------------------------------
Total                                                            (35.5)          (21.2)          (33.9)          (21.2)
----------------------------------------------------------------------------------------------------------------------
Loss from discontinued operations                           $    (39.3)     $    (24.1)     $    (40.6)     $    (16.7)
======================================================================================================================

RESULTS OF OPERATIONS

REVENUES

    Revenues for the three months ended September 30, 2003 were $1,338.4 million, an increase of 7.0% compared with the three months ended September 30, 2002. Revenues in North America, which account for 42.0% of total revenues, increased 10.6% for the three months ended September 30, 2003 compared with the three months ended September 30, 2002. This increase reflects increased activity in U.S. land operations and Canada, as evidenced by a 33.8% increase in the North American rig count. Outside North America, revenues increased 4.5% for the three months ended September 30, 2003 compared with the three months ended September 30, 2002. This increase reflects the improvement in international drilling activity, particularly in Latin America, the Middle East and Asia Pacific, partially offset by price erosion in certain markets and product lines.

    Revenues for the nine months ended September 30, 2003 were $3,853.3 million, an increase of 5.9% compared with the nine months ended September 30, 2002. Revenues were positively impacted by the increased activity in North America, Latin America and the Middle East, partially offset by the continued weakness in the North Sea markets.

COST OF REVENUES

    Cost of revenues for the three months ended September 30, 2003 was $976.3 million, an increase of 10.3% compared with the three months ended September 30, 2002. Cost of revenues as a percentage of consolidated revenues was 72.9% and 70.7% for the three months ended September 30, 2003 and 2002, respectively. Cost of revenues for the nine months ended September 30, 2003 was $2,823.1 million, an increase of 8.1% compared with the nine months ended September 30, 2002. Cost of revenues as a percentage of consolidated revenues was 73.3% and 71.7% for the nine months ended September 30, 2003 and 2002, respectively. The increase is primarily the result of increased repairs and maintenance for rental tools and other costs at the Company's INTEQ division, pricing pressures and changes in the geographic and product mix from the sale of the Company's products and services.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2003 were $194.5 million, a decrease of 5.7% compared with the three months ended September 30, 2002. SG&A expenses as a percentage of consolidated revenues for the three months ended September 30, 2003 and 2002 were 14.5% and 16.5%, respectively. SG&A expenses for the nine months ended September 30, 2003 were $597.9 million, a decrease of 3.2% compared with the nine months ended September 30, 2002. SG&A expenses as a percentage of consolidated revenues for the nine months ended September 30, 2003 and 2002 were 15.5% and 17.0%, respectively. These decreases were primarily due to improvement in the impact of foreign exchange activity. The Company recognized net foreign exchange gains in 2003 compared with net foreign exchange losses in 2002.

IMPAIRMENT OF INVESTMENT IN AFFILIATE

    As a result of the continuing weakness in the seismic industry, the Company evaluated the carrying value of its investment in WesternGeco and recorded an impairment loss of $45.3 million in the third quarter of 2003 to write-down the investment to its fair value. The fair value was determined using a combination of a market value and discounted cash flows approach.

EQUITY IN INCOME (LOSS) OF AFFILIATES

    Equity in income (loss) of affiliates relates to the Company's share of the income (loss) of affiliates accounted for using the equity method of accounting. The Company's most significant equity method investment is its 30% interest in WesternGeco. The operating results of WesternGeco continue to be adversely affected by the continuing weakness in the seismic industry. As a result of this weakness, WesternGeco recorded impairment and restructuring charges of $452.0 million in the three months ended September 30, 2003, for impairment of its multiclient seismic library and rationalization of its marine seismic fleet. The Company's portion of the charge was $135.7 million and is recorded in equity in income (loss) of affiliates. Accordingly, equity in income (loss) of affiliates decreased $147.4 million for the three months ended September 30, 2003 compared with the three months ended September 30, 2002, and decreased $170.4 million for the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002.

INTEREST EXPENSE

    Interest expense for the three months ended September 30, 2003 decreased $2.1 million compared with the three months ended September 30, 2002. The decrease was primarily due to lower total debt levels resulting from the repayment of $100.0 million of long-term debt in February 2003 coupled with amortization of deferred gains related to terminated interest rate swap agreements.

    Interest expense for the nine months ended September 30, 2003 decreased $5.0 million compared with the nine months ended September 30, 2002. The decrease was primarily due to lower total debt levels, lower average interest rates on the Company's commercial paper and money market borrowings and the amortization of deferred gains related to terminated interest rate swap agreements. Total debt levels decreased due to cash flow from operations and the repayment of $100.0 million of long-term debt in February 2003. The approximate average interest rate on the Company's commercial paper and money market borrowings was 1.2% for the nine months ended September 30, 2003 compared with 1.8% for the nine months ended September 30, 2002.

INCOME TAXES

    The Company's effective tax rate for the three and nine months ended September 30, 2003 differs from the statutory income tax rate of 35% due to the reduction in the carrying value of the Company's equity investment in WesternGeco, for which there was no tax benefit, state income taxes, differing rates of tax on international operations and higher taxes within the WesternGeco venture that arose due to: (i) the venture being taxed in certain foreign jurisdictions based on a deemed profit basis, which is a percentage of revenues rather than profits, and (ii) unbenefitted foreign losses of the venture, which are operating losses and impairment and restructuring charges in certain foreign jurisdictions where there was no current tax benefit and where a deferred tax asset was not recorded due to the uncertainty of its realization.

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

    The adoption of SFAS No. 143 in the first quarter of 2003 resulted in a charge of $5.6 million, net of tax of $2.8 million, recorded as the cumulative effect of accounting change in the consolidated condensed statement of operations. In conjunction with the adoption, the Company recorded ARO liabilities of $11.4 million primarily for anticipated costs of obligations associated with the future disposal of power source units at certain of its divisions and refurbishment costs associated with certain leased facilities in Europe and with a fleet of leased railcars and tanks.

    On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. The adoption of SFAS No. 142 required the Company to cease amortizing goodwill and to perform a transitional impairment test of goodwill in each of its reporting units as of January 1, 2002. The Company's reporting units were based on its organizational and reporting structure. Corporate and other assets and liabilities were allocated to the reporting units to the extent that they related to the operations of those reporting units. Valuations of the reporting units were performed by an independent third party. The goodwill in both the EIMCO and BIRD operating divisions of the Company's Process segment was determined to be impaired using a combination of a market value and discounted cash flows approach to estimate fair value. Accordingly, the Company recognized transitional impairment losses of $42.5 million, net of tax of $20.4 million. The transitional impairment losses were recorded in the first quarter of 2002 as the cumulative effect of accounting change in the consolidated condensed statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's capital requirements have been principally related to working capital needs, payment of dividends and long-term debt, repurchase of its common stock and capital expenditures. These requirements have been met through a combination of commercial paper borrowings, cash on hand and internally generated funds.

    In the nine months ended September 30, 2003, net cash inflows from operating activities of continuing operations totaled $291.4 million, a decrease of $132.9 million compared with the nine months ended September 30, 2002. This decrease was primarily due to increases in working capital related to increased activity.

    Expenditures for capital assets totaled $230.5 million and $209.8 million for the nine months ended September 30, 2003 and 2002, respectively. The majority of these expenditures were for machinery and equipment and rental tools. During the nine months ended September 30, 2003 and 2002, the Company received proceeds of $44.7 million and $63.1 million, respectively, from the disposal of assets.

    During the nine months ended September 30, 2003, the Company made an acquisition with a purchase price of $12.7 million, of which $9.6 million was paid in cash. As a result of this acquisition, the Company recorded approximately $9.8 million of intangible assets through September 30, 2003. The purchase price is allocated based on fair value of the acquisition. In addition, during the nine months ended September 30, 2003, the Company invested $35.4 million in affiliates, of which $30.1 million related to the Company's 50% interest in the QuantX Wellbore Instrumentation venture, which is engaged in the permanent in-well monitoring market.

    In the second quarter of 2003, the Company received the remaining $22.0 million in proceeds from the sale of its interest in its oil producing operations in West Africa.

    During 2002, the Company's Board of Directors authorized the Company to repurchase up to $275.0 million of its common stock. There were no repurchases during the third quarter of 2003. The Company has repurchased 2.5 million shares at an average cost of $28.69 per share, for a total of $72.9 million, during the nine months ended September 30, 2003. Subsequent to the end of the quarter through November 6, 2003, the Company repurchased 0.8 million shares at an average cost of $28.50 per share, for a total of $23.0 million. Upon repurchase, the shares were retired. The Company has authorization remaining to repurchase up to $130.1 million in common stock.

    In April 2003, the Company entered into an interest rate swap agreement for a notional amount of $325.0 million associated with the Company's 6.25% Notes due January 2009 that had been designated and had qualified as a fair value hedging instrument. In June 2003, the Company terminated the interest rate swap agreement and received proceeds of $15.5 million. This deferred gain is being amortized as a reduction of interest expense over the remaining life of the underlying debt security, which matures in January 2009.

    Total debt outstanding at September 30, 2003 was $1,524.2 million, a decrease of $23.6 million compared with December 31, 2002. The Company repaid the $100.0 million 5.8% Notes due February 2003. The repayment was funded with cash on hand, cash flow from operations and the issuance of commercial paper. The total debt to total capitalization (defined as total debt plus stockholders' equity) ratio was 0.31 at September 30, 2003 and December 31, 2002.

    At September 30, 2003, the Company had $899.9 million of credit facilities with commercial banks, of which $500.0 million is a three-year committed revolving credit facility (the "facility") that expires in July 2006. The facility contains certain covenants which, among other things, require the maintenance of a funded indebtedness to total capitalization ratio of less than or equal to 0.50 (the ratio for the Company was 0.31 at September 30, 2003), limit the amount of subsidiary indebtedness and restrict the sale of significant assets, defined as 10% or more of total consolidated assets. There were no direct borrowings under the facility during the nine months ended September 30, 2003; however, to the extent the Company has outstanding commercial paper, available borrowings under the facility are reduced. At September 30, 2003, the Company had $40.0 million in commercial paper outstanding with a weighted average interest rate of 1.1%. At December 31, 2002, the Company had no outstanding commercial paper. As of September 30, 2003, the Company has classified all of its commercial paper and $349.6 million of debt due within one year as long-term debt because the Company has the ability under the facility and the intent to maintain these obligations for longer than one year.

    Cash flows from continuing operations and borrowings from short-term debt and commercial paper are expected to be the principal sources of liquidity in 2003. The Company believes that cash flow from continuing operations, combined with its credit facility, will provide the Company with sufficient capital resources and liquidity to manage its operations, meet debt obligations and fund projected capital expenditures. The Company currently expects 2003 capital expenditures to be between $310.0 million and $330.0 million, excluding acquisitions. The expenditures are expected to be used primarily for normal, recurring items necessary to support the growth and operations of the Company.

    If the Company incurred a reduction in its debt ratings or stock price, there are no provisions in the Company's debt or lease agreements that would accelerate their repayment, require collateral or require material changes in terms. Other than normal operating leases, the Company does not have any off-balance sheet financing arrangements such as securitization agreements, liquidity trust vehicles, synthetic leases or special purpose entities. As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such financing arrangements.

    In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under letters of credit and other bank issued guarantees which totaled approximately $218.4 million at September 30, 2003. In addition, at September 30, 2003, the Company has guaranteed debt and other obligations of third parties totaling $31.8 million, which declined significantly from the previous quarter due to the termination of a Company guarantee related to a lease on a seismic vessel by WesternGeco. WesternGeco purchased the seismic vessel during the third quarter of 2003.

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

    At September 30, 2003, the Company had entered into several foreign currency forward contracts with notional amounts aggregating $84.0 million to hedge exposure to currency fluctuations in various foreign currencies, including the British Pound Sterling, the Euro, the Norwegian Krone, the Brazilian Real, the Argentine Peso and the Indonesian Rupiah. These contracts are designated and qualify as fair value hedging instruments. Based on quoted market prices as of September 30, 2003 for contracts with similar terms and maturity dates, the Company recorded a gain of $1.2 million to adjust these foreign currency forward contracts to their fair market value. This gain is included in selling, general and administrative expense in the consolidated condensed statement of operations.

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

    In July 2003, the Company entered into an interest rate swap agreement for a notional amount of $325.0 million associated with the Company's 6.25% Notes due January 2009 that had been designated and had qualified as a fair value hedging instrument. Subsequent to the end of the third quarter of 2003, the Company terminated the interest rate swap agreement and received proceeds of $6.7 million. This deferred gain is being amortized as a reduction in interest expense over the remaining life of the underlying debt security, which matures in January 2009.

    In October 2003, the Company entered into an interest rate swap agreement for a notional amount of $325.0 million associated with the Company's 6.25% Notes due January 2009. Under this agreement, the Company receives interest at a fixed rate of 6.25% and pays interest at a floating rate of six-month LIBOR plus a spread of 2.320%. This interest rate swap will settle semi-annually and terminates in January 2009. The interest rate swap agreement has been designated and qualifies as a fair value hedging instrument. The interest rate swap agreement will be fully effective, resulting in no gain or loss recorded in the consolidated condensed statement of operations. In the unlikely event that the counterparty fails to meet the terms of the interest rate swap agreement, the Company's exposure is limited to the interest rate differential.

ITEM 4. CONTROLS AND PROCEDURES

    As of the end of the period covered by this quarterly report, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This evaluation was carried out under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company's disclosure controls and procedures are effective. There has been no change in the Company's internal controls over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On March 25, 2002, a former employee alleging improper activities relating to Nigeria filed a civil complaint against the Company in the 281st District Court in Harris County, Texas, seeking back pay and damages, including future lost wages. On August 2, 2002, the same former employee filed substantially the same complaint against the Company in the federal district court for the Southern District of Texas. The state court case has been stayed pending the outcome of the federal suit. The Company has reached a proposed settlement agreement with the former employee. The settlement agreement, which is subject to final court approval, covers both civil complaints filed in state court and federal court. The federal court was advised of the proposed settlement and, on October 4, 2003, issued a standard order allowing the parties sixty days to finalize the settlement. The Company does not believe the amount of the settlement is material to the Company.

    On March 29, 2002, the Company announced that it had been advised that the Securities and Exchange Commission ("SEC") and the Department of Justice ("DOJ") are conducting investigations into allegations of violations of law relating to Nigeria and other related matters. The SEC has issued a formal order of investigation into possible violations of provisions under the Foreign Corrupt Practices Act ("FCPA") regarding anti-bribery, books and records and internal controls, and the DOJ has asked to interview current and former employees. On August 6, 2003, the SEC issued a subpoena seeking information about the Company's operations in Angola and Kazakhstan as part of its ongoing investigation. The Company is providing documents to and cooperating fully with the SEC and the DOJ. In addition, the Company is conducting internal investigations into these matters. There can be no assurance as to the timeliness of the completion of the investigations or as to the final results thereof.

    The Company's ongoing internal investigation with respect to certain operations in Nigeria has identified apparent deficiencies in its books and records and internal controls, and potential liabilities to governmental authorities in Nigeria. The investigation was substantially completed during the first quarter of 2003. Based upon current information, the Company does not expect that any such potential liabilities will have a material adverse effect on the Company's results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    The Board of Directors of the Company has approved procedures for use under the Company's Securities Trading and Disclosure Policy to permit the Company's employees, officers and directors to enter into written trading plans complying with Rule 10b5-1 under the Securities Exchange Act, as amended. Rule 10b5-1 provides criteria under which such an individual may establish a prearranged plan to buy or sell a specified number of shares of a company's stock over a set period of time. Any such plan must be entered into in good faith at a time when the individual is not in possession of material, nonpublic information. If an individual establishes a plan satisfying the requirements of Rule 10b5-1, such individual's subsequent receipt of material, nonpublic information will not prevent transactions under the plan from being executed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         Exhibits designated with an"*" are identified as management contracts or compensatory plans or arrangements.

         3.1    Bylaws of Baker Hughes Incorporated, as amended October 22,
                2003.

         10.1* First Amendment to Baker Hughes Incorporated Supplemental Retirement Plan, effective July 23, 2003.

         10.2* Baker Hughes Incorporated 2002 Director and Officer Long-Term Incentive Plan.

         10.3   Interest Rate Swap Confirmation, dated October 16, 2003.

         31.1 Certification of Michael E. Wiley, Chief Executive Officer, dated November 7, 2003, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

         31.2 Certification of G. Stephen Finley, Chief Financial Officer, dated November 7, 2003, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

         32 Statement of Michael E. Wiley, Chief Executive Officer, and G. Stephen Finley, Chief Financial Officer, dated November 7, 2003, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

    (b)  Reports on Form 8-K:

         A Current Report on Form 8-K was filed with the SEC on July 8, 2003, to report under "Item 5. Other Events and Regulation FD Disclosure" the issuance of a press release whereby the Company announced that it had entered into a $500 million three-year revolving credit facility to be used for commercial paper backup and general corporate purposes.

         A Current Report on Form 8-K was filed with the SEC on July 24, 2003, to furnish under "Item 9. Regulation FD Disclosure" pursuant to "Item 12." the Company's announcement of financial results for the second quarter of 2003.

         A Current Report on Form 8-K was filed with the SEC on September 22, 2003, to furnish under "Item 9. Regulation FD Disclosure" the Company's announcement of charges and revised outlook for the third quarter of 2003.

         A Current Report on Form 8-K was filed with the SEC on October 20, 2003, (a) to report under "Item 5. Other Events and Regulation FD Disclosure" the issuance of a press release whereby the Company announced that it had reached a proposed settlement agreement with a former employee who had made allegations of improper activities relating to operations in Nigeria and (b) to furnish under "Item 12. Results of Operations and Financial Condition" the Company's issuance of a press release whereby the Company announced that it had signed a definitive agreement for the sale of BIRD Machine.

         A Current Report on Form 8-K was filed with the SEC on October 23, 2003, to furnish under "Item 12. Results of Operations and Financial Condition" the Company's announcement of financial results for the third quarter of 2003.

         A Current Report on Form 8-K was filed with the SEC on October 30, 2003, to report under "Item 5. Other Events and Regulation FD Disclosure" the issuance of a press release whereby the Company announced the retirement of its Chief Operating Officer.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BAKER HUGHES INCORPORATED
                                    (REGISTRANT)

Date: November 7, 2003              By: /s/ G. STEPHEN FINLEY
                                    --------------------------------------------
                                    G. Stephen Finley
                                    Sr. Vice President - Finance and
                                    Administration and Chief Financial Officer

Date: November 7, 2003              By: /s/ ALAN J. KEIFER
                                    --------------------------------------------
                                    Alan J. Keifer
                                    Vice President and Controller

                                  EXHIBIT INDEX

         Exhibits designated with an"*" are identified as management contracts or compensatory plans or arrangements.

         3.1    Bylaws of Baker Hughes Incorporated, as amended October 22,
                2003.

         10.1* First Amendment to Baker Hughes Incorporated Supplemental Retirement Plan, effective July 23, 2003.

         10.2* Baker Hughes Incorporated 2002 Director and Officer Long-Term Incentive Plan.

         10.3   Interest Rate Swap Confirmation, dated October 16, 2003.

         31.1 Certification of Michael E. Wiley, Chief Executive Officer, dated November 7, 2003, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

         31.2 Certification of G. Stephen Finley, Chief Financial Officer, dated November 7, 2003, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

         32 Statement of Michael E. Wiley, Chief Executive Officer, and G. Stephen Finley, Chief Financial Officer, dated November 7, 2003, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.