Form 10-K
period 2003-12-31
BAKER HUGHES INC
filed 2004-03-05
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1–9397

Baker Hughes Incorporated

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76–0207995 (IRS Employer Identification No.)

3900 Essex Lane, Suite 1200, Houston, Texas (Address of principal executive offices)	77027–5177 (Zip Code)

Registrant’s telephone number, including area code: (713) 439–8600

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock, $1 Par Value Per Share	New York Stock Exchange Pacific Exchange SWX Swiss Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b–2). YES [X] NO [  ]

     The aggregate market value of the voting and non–voting Common Stock held by non–affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price on June 27, 2003 reported by the New York Stock Exchange) was approximately $10,762,427,000.

     At March 3, 2004, the registrant has outstanding 332,602,611 shares of Common Stock, $1 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant’s 2003 Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 2004 are incorporated by reference into Part III of this Form 10–K.

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8–K
SIGNATURES
Index to Exhibits
Form of Indemnification Agreement
Form of Change in Control Severance Plan
Director Retirement Policy
Agreement & Plan of Merger
Tax Sharing Agreement
Employee Benefits Agreement
Amended Stock Matching Agreement
Form of Stock Option Award Agreements
Subsidiaries of Registrant
Consent of Deloitte & Touche LLP
Consent of PricewaterhouseCoopers LLP
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO & CFO Pursuant to Section 906
Audited Combined Financial Stmts for WesternGeco

Baker Hughes Incorporated

PART I

ITEM 1. BUSINESS

     Baker Hughes Incorporated (“Baker Hughes,” “Company,” “we,” “our” or “us”) is a Delaware corporation engaged in the oilfield services industry. Baker Hughes is a major supplier of wellbore–related products and technology services and systems to the oil and natural gas industry on a worldwide basis, including products and services for drilling, formation evaluation, completion and production of oil and natural gas wells. We conduct part or all of our operations through subsidiaries, affiliates, ventures, partnerships or alliances.

     Baker Hughes was formed in April 1987 in connection with the combination of Baker International Corporation and Hughes Tool Company. We acquired Western Atlas Inc. in a merger completed on August 10, 1998.

     As used herein, “Baker Hughes,” “Company,” “we,” “our” and “us” may refer to Baker Hughes Incorporated or its subsidiaries. The use of these terms is not intended to connote any particular corporate status or relationships.

     Our annual reports on Form 10–K, quarterly reports on Form 10–Q, current reports on Form 8–K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on our Internet website at www.bakerhughes.com as soon as reasonably practicable after these reports have been electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).

     We have adopted a Business Code of Conduct to provide guidance to our directors, officers and employees on matters of business conduct and ethics, including compliance standards and procedures. We have also required our principal executive officer, principal financial officer and principal accounting officer to sign a Code of Ethical Conduct Certification. Our Business Code of Conduct and Code of Ethical Conduct Certification are available on the Investor Relations section of our website at www.bakerhughes.com. We intend to promptly disclose on our website information about any waiver of these codes with respect to our executive officers and directors. Our Corporate Governance Guidelines and the charters of our Audit/Ethics Committee, Governance Committee, Finance Committee, Executive Committee and Compensation Committee also are available on the Investor Relations section of our website at www.bakerhughes.com. In addition, a copy of our Business Code of Conduct, Code of Ethical Conduct Certification, Corporate Governance Guidelines and the charters of the Committees referenced above are available in print at no cost to any stockholder who requests them by writing or telephoning us at the following address or telephone number:

Baker Hughes Incorporated
3900 Essex Lane, Suite 1200
Houston, TX 77027
Attention: Investor Relations
Telephone: (713) 439–8039

     Information contained on or connected to our website is not incorporated by reference into this annual report on Form 10–K and should not be considered part of this report or any other filing that we make with the SEC.

     We have six operating divisions – Baker Atlas, Baker Oil Tools, Baker Petrolite, Centrilift, Hughes Christensen and INTEQ – that have been aggregated to comprise the Oilfield segment because they have similar economic characteristics and because the long–term financial performance of these divisions is affected by similar economic conditions. These operating divisions manufacture and sell products and provide services used in the oil and natural gas industry, including drilling, completion, production of oil and natural gas wells and in reservoir measurement and evaluation. The principal markets include all major oil and natural gas producing regions of the world, including North America, South America, Europe, Africa, the Middle East and the Far East. The Oilfield segment also includes our 30% interest in WesternGeco, a seismic venture between the Company and Schlumberger Limited (“Schlumberger”), as well as other similar businesses.

     For additional industry segment information for the three years ended December 31, 2003, see Note 13 of the Notes to Consolidated Financial Statements in Item 8 herein.

Baker Atlas

     Baker Atlas is a leading provider of formation evaluation and perforating services for oil and natural gas wells.

     Formation Evaluation. Formation evaluation involves measuring and analyzing specific physical properties of the rock (petrophysical properties) in the immediate vicinity of a wellbore to determine an oil or natural gas reservoir’s boundaries, volume of hydrocarbons and ability to produce fluids to the surface. Electronic sensor instrumentation is run through the wellbore to measure porosity and density (how much open space there is in the rock), permeability (how well connected the spaces in the rock are) and resistivity (is there oil, natural gas or water in the spaces). At the surface, measurements are recorded digitally and can be displayed on a continuous graph, or “well log,” which shows how each parameter varies along the length of the wellbore. Formation evaluation tools can also be used to record formation pressures and take samples of formation fluids to be further evaluated on the surface.

     Formation evaluation instrumentation can be run in the well in several ways and at different times over the life of the well. The two most common methods of data collection are wireline logging (performed by Baker Atlas) and logging–while–drilling (“LWD”) (performed by INTEQ). Wireline logging is conducted by pulling or pushing instruments through the wellbore after it is drilled, while LWD instruments are attached to the drill string and take measurements while the well is drilled. Wireline logging measurements can be made before the well’s protective steel casing is set (open hole logging), after casing has been set (cased hole logging) or during production (production logging).

     Perforating Services. Baker Atlas (and Baker Oil Tools) also provide perforating services, which involve puncturing a well’s steel casing and cement sheath with explosive charges. This creates a fracture in the formation and provides a path for hydrocarbons in the formation to enter the wellbore and be produced.

     Baker Atlas’ services allow oil and natural gas companies to define, manage and reduce their exploration and production risk. As such, the main driver of customer purchasing decisions is the value added by formation evaluation and perforating services. Specific opportunities for competitive differentiation include:

•	data acquisition efficiency,

•	the sophistication and accuracy of measurements and

•	the ability to interpret the information gathered to quantify the hydrocarbons producible from the formation.

     Baker Atlas’ primary formation evaluation and perforating competitors are Schlumberger, Halliburton Company (“Halliburton”) and Precision Drilling Corporation.

     Key business drivers for Baker Atlas include the number of drilling and workover rigs operating as well as the current and expected future price of both oil and natural gas.

Baker Oil Tools

     Baker Oil Tools is a leading provider of downhole completion, workover and fishing equipment and services.

     Completions. The economic success of a well depends in large part on how the well is completed. Completions are the equipment installed in a well after it is drilled to allow the efficient and safe production of oil and natural gas to the surface. Baker Oil Tools’ completion systems are matched to the formation and reservoir for optimum production and can employ a variety of products and services including:

•	Liner hangers, which suspend a section of steel casing (also called a liner) inside the bottom of the previous section of casing. Its expandable slips grip the inside of the casing and support the weight of the liner below.

•	Packers, which seal the annular space between the steel production tubing and the casing. These tools control the flow of fluids in the well and protect the casing above from reservoir pressures and corrosive formation fluids.

•	Flow control equipment, which controls and adjusts the flow of downhole fluids. Typical flow control devices include sliding sleeves, which can be opened or closed to allow or limit production from a particular portion of a reservoir. Flow control can be accomplished from the surface via wireline or downhole via hydraulic or electric motor–based automated systems.

•	Subsurface safety valves, which shut off all flow of fluids to the surface in the event of an emergency, thus saving the well and preventing pollution of the environment. These valves are required in substantially all offshore wells.

•	Sand control equipment, which includes gravel pack tools, sand screens and fracturing fluids. These tools and related services are used in loosely consolidated formations to prevent the production of formation sand with the hydrocarbons.

•	Advanced completion technologies, which include multilateral systems, intelligent well systems and expandable metal technologies. Multilateral completion systems enable production from more than one zone in a conventional vertical well, from multiple lateral zones, or even from multiple reservoirs in a field. Intelligent Completions® use real–time, remotely operated downhole systems to control the flow of hydrocarbons from one or more zones. Expandable metal technology involves the permanent downhole expansion of a variety of tubular products used in drilling, completion and well remediation applications.

     Workovers. Workover products and services seek to improve, maintain or restore economical production from an already producing well. In this area, Baker Oil Tools provides service tools and inflatable products to repair and stimulate new and existing wells. Service tools function as surface–activated, downhole sealing and anchoring devices to isolate a portion of the wellbore. Service tool applications range from treating and cleaning to testing components from the wellhead to the perforations. Service tools also refer to tools and systems that are used for temporary or permanent well abandonment. An inflatable packer expands to set in pipe that is much larger than the outside diameter of the packer itself, so it can run through a restriction in the well and then set in the larger diameter below. Inflatable packers can also set in “open hole,” versus conventional tools, which can only be set inside casing. Thru–tubing inflatables enable remedial operations in live wells. This results in cost savings as rig requirements are lower and workovers can occur without having to remove the completion, which can be very costly.

     Fishing. Baker Oil Tools is a leading provider of specialized fishing services and equipment that are used to locate, dislodge and retrieve damaged or stuck pipe, tools or other objects from inside the wellbore, often thousands of feet below the surface. Other fishing services include cleaning wellbores and milling windows in the casing to drill a “sidetrack” or multilateral well.

     The main drivers of customer purchasing decisions in completions, workovers and fishing are superior wellsite service execution and value–adding technologies that improve production rates, protect the reservoir from damage and reduce cost. Specific opportunities for competitive differentiation include:

•	the engineering and manufacturing of superior quality products,

•	reduced well construction costs,

•	enhanced production and ultimate recovery,

•	minimized risks and

•	reliable performance over the life of the well – particularly in harsh environments and critical wells.

     Baker Oil Tools’ primary competitors in completions are Halliburton, Schlumberger, Weatherford International Ltd. (“Weatherford”) and BJ Services Company and in workovers, its primary competitors are Halliburton, Schlumberger and Weatherford. Its major competitors in fishing are Smith International, Inc. (“Smith”) and Weatherford.

     Key business drivers for Baker Oil Tools include the number of drilling and workover rigs operating as well as the current and expected future price of both oil and natural gas.

Baker Petrolite

     Baker Petrolite is a leading provider of specialty chemicals to a number of industries, primarily oil and natural gas production, but also including refining, pipeline transportation, petrochemical, agricultural and iron and steel manufacturing. Additionally, Baker Petrolite provides polymer–based products to a broad range of industrial and consumer markets.

     Baker Petrolite provides oilfield chemical programs for drilling, well stimulation, production, pipeline transportation and maintenance programs. The division’s products provide measurable productivity increases, operating and maintenance cost reductions and solutions to environmental problems. Examples of specialty oilfield chemical programs include:

•	Hydrate inhibitors – Natural gas hydrates are solid ice–like crystals that can form in production flowlines and tubing, causing shutdowns and system maintenance. Especially susceptible to hydrates are subsea wells and flowlines, particularly in deepwater environments.

•	Paraffin inhibitors – The liquid hydrocarbons produced from many oil and natural gas reservoirs become unstable soon after leaving the formation. Changing conditions, including decreases in temperature and pressure, can cause certain solid hydrocarbons in the produced fluids to crystallize and deposit on the walls of the well’s tubing, flow lines and surface equipment. These deposits are commonly referred to as paraffin. Baker Petrolite offers solvents that remove the deposits, as well as inhibitors that prevent new deposits from forming.

•	Scale inhibitors – Unlike paraffin deposits that originate from organic material in the produced hydrocarbons, scale deposits come from mineral–based contaminants in water that are produced from the formation as the water undergoes changes in temperature or pressure. Similar to paraffin, scale deposits can clog the production system. Treatments prevent and remove deposits in production systems.

•	Corrosion inhibitors – Another problem caused by water mixed with downhole hydrocarbons is corrosion of the well’s tubulars and other production equipment. Corrosion can also be caused by dissolved hydrogen sulfide (“H2S”) gas which reacts with iron in tubulars, valves and other system equipment. The H2S eats away at the iron source, potentially causing failures and leaks. Additionally, the reaction creates iron sulfide which can impair treating systems and cause blockages. Baker Petrolite offers a variety of corrosion inhibitors and H2S scavengers.

•	Emulsion breakers – While water and oil typically do not mix, water present in the reservoir and co–produced with oil can often become emulsified, or mixed, causing many problems for oil and natural gas producers. Baker Petrolite offers emulsion breakers which allow the water component of the emulsion to be separated from the oil.

     For the refining industry, Baker Petrolite offers various process and water treatment programs, as well as finished fuel additives. Examples include programs to remove salt from crude oil and environmentally friendly cleaners that decontaminate refinery equipment and petrochemical vessels at a lower cost than other methods.

     Through its Pipeline Management Group (“PMG”), Baker Petrolite also offers a variety of products and services for the pipeline transportation industry. To improve efficiency, Baker Petrolite offers custom turnkey cleaning programs that combine chemical treatments with brush and scraper usage. Efficiency can also be improved by adding polymer–based drag reduction agents to reduce the slowing effects of friction between the pipeline walls and the fluids within, thus increasing throughput and pipeline capacity. Additional services allow pipelines to operate more safely. These include inspection and internal corrosion assessment technologies, which physically confirm the structural integrity of the pipeline. In addition, PMG’s flow–modeling capabilities can identify high–risk segments of a pipeline to ensure proper mitigation programs are in place.

     Baker Petrolite also provides chemical technology solutions to other industrial markets throughout the world including petrochemicals, fuel additives, plastics, imaging, adhesives, steel and crop protection.

     The main driver of customer purchasing decisions in specialty chemicals is superior application of technology and service delivery. Opportunities for competitive differentiation based on chemical system performance include:

•	improved levels of production or throughput,

•	reduced maintenance costs and frequency,

•	lower treatment costs,

•	lower treatment intervals and

•	successful resolution of environmental issues.

     Baker Petrolite’s primary competitors are GE Water Technologies, Nalco Company and Champion Servo.

     Key business drivers for Baker Petrolite include oil and natural gas production levels as well as the current and expected future price of both oil and natural gas.

Centrilift

     Centrilift is a leading manufacturer and supplier of electrical submersible pump systems (“ESPs”) and progressing cavity pump systems (“PCPs”).

     Electrical Submersible Pump Systems. ESPs lift high quantities of oil or oil and water from wells that do not flow under their own pressure. These “artificial lift” systems consist of a centrifugal pump and electric motor installed in the wellbore, armored electric cabling to provide power to the downhole motor and a surface controller. Centrilift designs, manufactures, markets and installs all the components of ESP systems and also offers modeling software to size ESPs and simulate operating performance. ESPs may be used in onshore or offshore applications and are primarily used in mature oil producing reservoirs.

     Progressing Cavity Pump Systems. PCPs are a form of artificial lift comprised of a downhole progressing cavity pump powered by either a downhole electric motor or a rod turned by a motor on the surface. PCP systems are preferred when the fluid to be lifted is viscous or when the volume is significantly less than could be economically lifted with an ESP system.

     Opportunities for competitive differentiation for both ESP and PCP systems include:

•	system reliability,

•	system run–life,

•	operating efficiency and

•	service delivery.

     Centrilift’s primary competitors in the ESP market are Schlumberger and John Wood Group PLC and in the PCP market are Weatherford and Robbins & Myers, Inc.

     Key business drivers for Centrilift include oil production levels as well as the current and expected future oil prices.

Hughes Christensen

     Hughes Christensen is a leading manufacturer and supplier of drill bit products, primarily Tricone® roller cone bits and fixed polycrystalline diamond compact (“PDC”) cutter bits, to the worldwide oil and natural gas, mining and geothermal industries. The primary objective of drill bits is to create a hole as efficiently as possible.

     Tricone® Bits. Tricone® drill bits employ either hardened steel teeth or tungsten carbide insert cutting structures mounted on three rotating cones. These bits work by crushing and shearing the formation rock as they are turned. Tri–cone® drill bits have a wide application range.

     PDC Bits. PDC (also known as “Diamond”) bits use fixed position cutters that shear the formation rock with a milling action as they are turned. In many softer and less variable applications, PDC bits offer higher penetration rates and longer life than Tri–cone® bits. A rental market is developing for PDC bits as improvements in bit life and bit repairs allow a bit to be used to drill multiple wells.

     The main driver of customer purchasing decisions in drill bits is the value added, usually measured in terms of savings in total operating costs per distance drilled. Specific opportunities for competitive differentiation include:

•	improving the rate of penetration,

•	extending bit life and

•	selecting the optimal bit for each section to be drilled.

     Hughes Christensen’s primary competitors in the oil and natural gas drill bit market are Smith, Halliburton and Grant Prideco, Inc. and in the mining and geothermal bit markets are Sandvik Smith AB and Varel International, Inc.

     Key business drivers for Hughes Christensen include the number of drilling rigs operating as well as the current and expected future price of both oil and natural gas.

INTEQ

     INTEQ is a leading supplier of drilling and evaluation services, which include directional drilling, measurement–while–drilling (“MWD”) and LWD services. In addition, INTEQ is a major supplier of drilling fluids.

     Directional Drilling. Directional drilling services are used to guide a well along a predetermined path to optimally recover hydrocarbons from the reservoir. These services are used to accurately drill vertical wells, deviated or directional wells (which deviate from vertical by a planned angle and direction), horizontal wells (which are sections of wells drilled perpendicular or nearly perpendicular to vertical) and extended reach wells.

     INTEQ is a leading supplier of both conventional and rotary based directional drilling systems. Conventional directional drilling systems employ a downhole motor which turns the drill bit independently of drill string rotation from the surface. Placed just above the bit, a steerable motor assembly has a bend in its housing that is oriented to steer the well’s course. During the “rotary” mode, the entire drill string is rotated from the surface, negating the effect of this bend and causing the bit to drill on a straight course. During the “sliding” mode, drill string rotation is stopped and a “mud” motor (which converts hydraulic energy from the drilling fluids being pumped through the drill string into rotational energy at the bit) allows the bit to drill in the direction that it is oriented due to its angled housing, gradually guiding the wellbore through an arc.

     INTEQ was a pioneer and is a leader in the development and use of rotary steerable technology. In rotary steerable environments, the entire drill string is turned from the surface to supply energy to the bit. Unlike conventional systems, INTEQ’s AutoTrak® rotary steerable system changes the trajectory of the well using three pads that push against the wellbore from a non–rotating sleeve.

     Measurement–While–Drilling. Directional drilling systems need real–time measurements of the location and orientation of the bottom hole assembly to operate effectively. INTEQ’s MWD systems are downhole tools that provide this directional information, which is necessary to adjust the drilling process and guide the wellbore to a specific target. The AutoTrak® rotary steerable system has these MWD systems built in, allowing the tool to automatically alter its course based on a planned trajectory.

     Logging–While–Drilling. LWD is a variation of MWD in which the LWD tool gathers information on the petrophysical properties of the rocks through which the wellbore is being drilled. Many LWD measurements are the same as those taken via wireline; however, taking them in real–time often allows for greater accuracy as measurements occur before any damage has been sustained by the reservoir as a result of the drilling process. Real–time measurements also allow “geo–steering” where geological markers identified by LWD tools are used to guide the bit and assure placement of the wellbore in the optimal location.

     In both MWD and LWD systems, communication with the tool is achieved through mud–pulse telemetry, which uses pulse signals (pressure changes in the drilling fluid traveling through the drill string) to communicate the operating conditions and location of the bottom hole assembly to the surface. The information transmitted is used to maximize the efficiency of the drilling process, update and refine the reservoir model and steer the well into the optimal location in the reservoir.

     The main drivers of customer purchasing decisions in these areas are the value added by technology and the reliability and durability of the tools used in these operations. Specific opportunities for competitive differentiation include:

•	the sophistication and accuracy of measurements,

•	the efficiency of the drilling process,

•	equipment reliability,

•	the optimal placement of the wellbore in the reservoir and

•	the quality of the wellbore.

     Drilling and Completion Fluids. INTEQ is also a major provider of drilling fluids (also called “mud”) and completion fluids (also called “brines”). Drilling fluid is an important component of the drilling process. It is pumped from the surface through the drill string, exiting nozzles in the drill bit and traveling back up the wellbore where it is recycled. This process cleans the bottom of the well by transporting the cuttings to the surface while also cooling and lubricating the bit and drill string. Drilling fluids typically contain barite or bentonite to give them weight which allows the fluid to hold the wellbore open and stabilize it. Additionally, the fluid controls downhole pressures and seals porous sections of the wellbore. To insure maximum efficiency and wellbore stability, drilling fluid is often customized by the wellsite engineer. For drilling through the reservoir itself, INTEQ’s drill–in or completion fluids possess properties that minimize formation damage.

     As part of INTEQ’s mud logging services, engineers monitor the interaction between the drilling fluid and the formation, perform laboratory analysis of drilling fluids and examinations of the drill cuttings to detect the presence of hydrocarbons and identify the different geological layers penetrated by the drill bit.

     INTEQ also provides equipment and services to separate the drill cuttings from the drilling fluids and re–inject the processed cuttings into a specially prepared well, or transport and dispose of the cuttings by other means.

     In fluids, the main driver of customer purchasing decisions is cost efficiency. Performance–based opportunities for competitive differentiation include:

•	improvements in drilling efficiency,

•	minimizing formation damage and

•	the environmentally safe handling and disposal of drilling fluids and cuttings.

     INTEQ’s primary competitors in drilling and evaluation services are Halliburton and Schlumberger and in drilling and completion fluids are Halliburton and M–I, LLC.

     Key business drivers for INTEQ include the number of drilling rigs operating as well as the current and expected future price of both oil and natural gas.

WesternGeco

     WesternGeco is a provider of seismic data acquisition and processing services to assist oil and natural gas companies in evaluating the producing potential of sedimentary basins and in locating productive hydrocarbon zones. Seismic data is acquired by producing sound waves which move down through the earth and are recorded by audio instruments. The recordings are then analyzed to determine the characteristics of the geologic formations through which the sound waves moved and the extent that oil and natural gas may be trapped in or moving through those formations. This analysis is known as a seismic survey. WesternGeco maintains a library of such seismic surveys.

     WesternGeco conducts seismic surveys on land and, with its marine seismic fleet, in deep water and across shallow–water transition zones worldwide. These seismic surveys encompass high–resolution, two–dimensional and three–dimensional surveys for delineating exploration targets. WesternGeco also conducts time–lapse, four–dimensional seismic surveys for monitoring reservoir fluid movement over time. Seismic information can reduce field development and production costs by reducing turnaround time, lowering drilling risks and minimizing the number of wells necessary to explore and develop reservoirs. WesternGeco’s major competitors in providing these services are Compagnie Generale de Geophysique, Veritas DGC, Inc. and Petroleum Geo–Services ASA.

MARKETING, COMPETITION AND ECONOMIC CONDITIONS

     We market our products and services on a product line basis primarily through our own sales organizations, although certain of our products and services are marketed through supply stores, independent distributors or sales representatives. We ordinarily provide technical and advisory services to assist in our customers’ use of our products and services. Stock points and service centers for our products and services are located in areas of drilling and production activity throughout the world. In certain areas outside the United States, we utilize licensees, sales representatives, agents and distributors.

     Our products and services are sold in highly competitive markets, and revenues and earnings can be affected by changes in competitive prices, fluctuations in the level of drilling, workover and completion activity in major markets, general economic conditions, foreign exchange fluctuations and governmental regulation. We compete with the oil and natural gas industry’s largest diversified oilfield services providers, as well as many small companies. We believe that the principal competitive factors in our industries are product and service quality; availability and reliability; health, safety and environmental standards; technical proficiency and price.

     Further information is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

INTERNATIONAL OPERATIONS

     We operate in over 80 countries worldwide, and our operations are subject to the risks inherent in doing business in multiple countries with various laws and differing political environments. These risks include, but are not limited to, war, boycotts, political and economic changes, corruption, terrorism, expropriation, foreign currency controls, taxes and changes in currency exchange rates. Although it is impossible to predict the likelihood of such occurrences or their effect on the Company, division and corporate management evaluate these risks periodically and take appropriate actions to mitigate the risks where possible. However, there can be no assurance that an occurrence of any one or more of these events would not have a material adverse effect on our operations.

     Further information is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESEARCH AND DEVELOPMENT; PATENTS

     We are engaged in research and development activities directed primarily toward the improvement of existing products and services, the design of specialized products to meet specific customer needs and the development of new products, processes and services. For information regarding the amounts of research and development expense in each of the three years in the period ended December 31, 2003, see Note 17 of the Notes to Consolidated Financial Statements in Item 8 herein.

     We have followed a policy of seeking patent and trademark protection both inside and outside the United States for products and methods that appear to have commercial significance. We believe our patents and trademarks to be adequate for the conduct of our business, and aggressively pursue protection of our patents against patent infringement worldwide. While we regard patent and trademark protection as important to our business and future prospects, we consider our established reputation, the reliability and quality of our products and the technical skills of our personnel to be more important. No single patent or trademark is considered to be of a critical nature to our business.

RAW MATERIALS

     We purchase various raw materials for use in manufacturing our products. The principal raw materials we purchase are steel alloys (including chromium and nickel), titanium, beryllium, copper, tungsten carbide, synthetic and natural diamonds, printed circuit boards and other electronic components and hydrocarbon based chemical feed stocks. All of these materials are available from numerous sources. We have not experienced any significant shortages of raw materials and normally do not carry inventories of such raw materials in excess of those reasonably required to meet our production schedules. We do not expect any interruptions in supply, but there can be no assurance that there will be no price or supply issues over the long–term.

OTHER DEVELOPMENTS

     In December 2002, we entered into exclusive negotiations for the sale of our interest in our oil producing operations in West Africa for $32.0 million in proceeds. The transaction was effective as of January 1, 2003, and resulted in a gain on sale of $4.1 million, net of a tax benefit of $0.2 million, recorded in the first quarter of 2003. We received $10.0 million as a deposit in 2002 and the remaining $22.0 million in April 2003.

     In the third quarter of 2003, our Board of Directors approved and management initiated a plan to sell BIRD, the remaining operating division of our former Process segment. In October 2003, we entered into a definitive agreement for the sale of BIRD. Accordingly, we classified BIRD as a discontinued operation and recorded charges totaling $37.4 million, net of tax of $10.9 million, which consisted of a loss of $13.5 million on the write–down of BIRD to fair value, $6.2 million of severance and warranty accruals and a loss of $17.7 million related to the recognition of cumulative foreign currency translation adjustments into earnings. The sale closed in January 2004, and we received proceeds of $5.6 million, which is subject to adjustment pending final completion of the purchase price. We retained certain accounts receivable, inventories and other assets.

     In February 2004, we completed the sale of our minority interest in Petreco International and received proceeds of $35.8 million, of which $7.4 million is held in escrow pending the outcome of potential indemnification obligations pursuant to the sales agreement. We do not believe the transaction is material to our financial condition or results of operations.

EMPLOYEES

     At December 31, 2003, we had approximately 26,650 employees, as compared with approximately 26,500 employees at December 31, 2002. Approximately 2,400 of these employees are represented under collective bargaining agreements or similar–type labor arrangements, of which the majority are outside the U.S. Based upon the geographic diversification of these employees, we believe any risk of loss from employee strikes or other collective actions would not be material to the conduct of our operations taken as a whole. We believe that our relations with our employees are good.

EXECUTIVE OFFICERS

     The following table shows as of March 3, 2004, the name of each of our executive officers, together with his age and all offices presently held.

Name	Age
Michael E. Wiley	53	Chairman of the Board and Chief Executive Officer of the Company since August 2000. Also served as President of the Company from August 2000 to February 2004. Employed by Atlantic Richfield Company as President and Chief Operating Officer from 1998 to 2000 and as Executive Vice President from 1997 to 1998. Employed by Vastar Resources, Inc. as President and Chief Executive Officer from 1994 to 1997 and served as Chairman of the Board from 1997 to 2000. Employed by the Company in 2000.

James R. Clark	53	President and Chief Operating Officer of the Company since February 2004. Vice President, Marketing and Technology of the Company from August 2003 to February 2004. Vice President of the Company and President of Baker Petrolite Corporation from 2001 to 2003. President and Chief Executive Officer of Consolidated Equipment Companies, Inc. from 2000 to 2001 and President of Sperry–Sun from 1996 to 1999. Employed by the Company in 2001.

G. Stephen Finley	53	Senior Vice President – Finance and Administration and Chief Financial Officer of the Company since 1999. Employed as Senior Vice President and Chief Administrative Officer of the Company from 1995 to 1999, Controller from 1987 to 1993 and Vice President from 1990 to 1995. Served as Chief Financial Officer of Baker Hughes Oilfield Operations from 1993 to 1995. Employed by the Company in 1982.

Alan R. Crain, Jr.	52	Vice President and General Counsel of the Company since October 2000. Executive Vice President, General Counsel and Secretary of Crown, Cork & Seal Company, Inc. from 1999 to 2000. Vice President and General Counsel, 1996 to 1999, and Assistant General Counsel, 1988 to 1996, of Union Texas Petroleum Holding, Inc. Employed by the Company in 2000.

Greg Nakanishi	52	Vice President, Human Resources of the Company since November 2000. Employed as President of GN Resources from 1989 to 2000. Employed by the Company in 2000.

Alan J. Keifer	49	Vice President and Controller of the Company since July 1999. Employed as Western Hemisphere Controller of Baker Oil Tools from 1997 to 1999 and Director of Corporate Audit for the Company from 1990 to 1996. Employed by the Company in 1990.

Ray A. Ballantyne	54	Vice President of the Company since 1998 and President, INTEQ since 1999. Employed as Vice President, Marketing, Technology and Business Development, of the Company from 1998 to 1999; Vice President, Worldwide Marketing, of Baker Oil Tools from 1992 to 1998 and Vice President, International Operations, of Baker Service Tools, from 1989 to 1992. Employed by the Company in 1975.

David H. Barr	54	Vice President of the Company and President of Baker Atlas since 2000. Employed as Vice President, Supply Chain Management, of Cooper Cameron from 1999 to 2000. Mr. Barr also held the following positions with the Company: Vice President, Business Process Development, from 1997 to 1998 and the following positions with Hughes Tool Company/Hughes Christensen: Vice President, Production and Technology, from 1994 to 1997; Vice President, Diamond Products,

Name	Age
		from 1993 to 1994; Vice President, Eastern Hemisphere Operations, from 1990 to 1993 and Vice President, North American Operations, from 1988 to 1990. Employed by the Company in 1972.

Trevor M. Burgess	49	Vice President of the Company since 1999, and President Hughes Christensen since 2003. Employed as Vice President, Marketing and Technology from 2000 to 2003 and Vice President, Sales for the Company from 1999 to 2000. Served as Vice President Marketing, Camco International in 1999; Vice President Marketing, Schlumberger Oilfield Services from 1998 to 1999; Vice President Business Development, Wireline and Testing, Schlumberger from 1997 to 1998. Mr. Burgess served as Marketing Manager, Wireline and Testing, Schlumberger from 1996 to 1997 and Vice President, Marketing, Anadrill from 1990 to 1996. He also served in various other positions at Schlumberger from 1979 to 1990. Employed by the Company in 1999.

William P. Faubel	48	Vice President of the Company and President of Centrilift since 2001. Vice President, Marketing, of Hughes Christensen from 1994 to 2001 and served as Region Manager for various Hughes Christensen areas (both domestic and international) from 1986 to 1994. Employed by the Company in 1977.

Edwin C. Howell	56	Vice President of the Company since 1995 and President of Baker Petrolite Corporation since 2003. President of Baker Oil Tools from 1992 to 2003. Employed as President of Baker Service Tools from 1989 to 1992 and Vice President – General Manager of Baker Performance Chemicals (the predecessor of Baker Petrolite) from 1984 to 1989. Employed by the Company in 1975.

Douglas J. Wall	51	Vice President of the Company and President of Baker Oil Tools since 2003. President of Hughes Christensen from 1997 to 2003. Served as President and Chief Executive Officer of Western Rock Bit Company Limited, Hughes Christensen’s former distributor in Canada, from 1991 to 1997. Previously employed as General Manager of Century Valve Company from 1989 to 1991 and Vice President, Contracts and Marketing, of Adeco Drilling & Engineering from 1980 to 1989. Employed by the Company in 1997.

     There are no family relationships among our executive officers.

ENVIRONMENTAL MATTERS

     Our past and present operations include activities which are subject to domestic (including U. S. federal, state and local) and international regulations with regard to air and water quality and other environmental matters. We believe we are in substantial compliance with these regulations. Regulation in this area continues to evolve and changes in standards of enforcement of existing regulations, as well as the enactment and enforcement of new legislation, may require us and our customers to modify, supplement or replace equipment or facilities or to change or discontinue present methods of operation. We are committed to the health and safety of people, protection of the environment and compliance with laws, regulations and our policies.

     We are involved in voluntary remediation projects at some of our present and former manufacturing facilities, the majority of which relate to properties obtained in acquisitions or to sites we no longer actively use in operations. Remediation costs are accrued based on estimates of known environmental remediation exposure using currently available facts, existing environmental permits and technology and presently enacted laws and regulations. For sites where we are primarily responsible for the remediation, our estimates of costs are developed based on internal evaluations and are not discounted. Such accruals are recorded when it is probable that we will be obligated to pay amounts for environmental site evaluation, remediation or related costs, and such amounts can be reasonably estimated. If the obligation can only be estimated within a range, we accrue the minimum amount in the range. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. Ongoing environmental compliance costs, such as obtaining environmental permits, installation of pollution control equipment and waste disposal, are expensed as incurred.

     The Comprehensive Environmental Response, Compensation and Liability Act (known as “Superfund” or “CERCLA”) imposes liability for the release of a “hazardous substance” into the environment. Superfund liability is imposed without regard to fault and even if the waste disposal was in compliance with the then current laws and regulations. We have been identified as a potentially responsible party (“PRP”) in remedial activities related to various Superfund sites, and we accrue our share of the estimated remediation costs of the site based on the ratio of the estimated volume of waste contributed to the site by us to the total volume of waste at the site. With the joint and several liability imposed under Superfund, a PRP may be required to pay more than its proportional share of such costs.

     During the year ended December 31, 2003, we spent approximately $21.8 million to comply with domestic and international standards regulating the discharge of materials into the environment or otherwise relating to the protection of the environment (collectively, “Environmental Regulations”). In 2004, we expect to spend approximately $24.0 million to comply with Environmental Regulations. Based upon current information, we believe that our compliance with Environmental Regulations will not have a material adverse effect upon our capital expenditures, earnings or competitive position because we have either made adequate reserves for those compliance expenditures or the cost to us for that compliance is not expected to be material to our financial condition or results of operations.

     During the year ended December 31, 2003, we incurred approximately $3.6 million in capital expenditures for environmental control equipment and we estimate that we will incur approximately $4.0 million during 2004. We believe that these capital expenditures for environmental control equipment will not have a material adverse effect upon our financial condition or results of operations because the aggregate amount of these expenditures is not expected to be material.

     We and several of our subsidiaries and divisions have been identified as PRPs at various sites discussed below. The United States Environmental Protection Agency (the “EPA”) and appropriate state agencies are supervising investigative and cleanup activities at these sites. For the sites detailed below, we estimate remediation costs of approximately $6.1 million, of which we had spent $1.8 million as of December 31, 2003. When used in the descriptions of the sites below, the word de minimis means less than a 1% contribution rate.

(a)	Baker Petrolite, Hughes Christensen, an INTEQ predecessor entity, Baker Oil Tools and a former subsidiary were named in April 1984 as PRPs at the Sheridan Superfund Site located in Hempstead, Texas. The Texas Commission on Environmental Quality (“TCEQ”) is overseeing the remedial work at this site. The Sheridan Site Trust was formed to manage the site remediation, and we participate as a member. Sheridan Site Trust officials estimate the total remedial and administrative costs to be approximately $30 million, of which our estimated contribution is approximately 1.8%.

(b)	In December 1987, one of our former subsidiaries was named a respondent in an EPA Administrative Order for Remedial Design and Remedial Action associated with the Middlefield–Ellis–Whisman (known as “MEW”) Study Area, an eight square mile soil and groundwater contamination site located in Mountain View, California. Several PRPs for the site have estimated the total cost of remediation to be approximately $80 million. As a result of our environmental investigations and a resulting report delivered to the EPA in September 1991, the EPA has informed us that no further work needs to be performed on the site, and further, the EPA has indicated that it does not believe there is a contaminant source on the property. We are in settlement negotiations with the other PRPs. It is expected to settle in 2004. The settlement is not expected to be material.

(c)	In 1997, Baker Hughes and Prudential Insurance Company (“Prudential”) entered into a settlement agreement regarding cost recovery for the San Fernando Valley – Glendale Superfund. A Baker Hughes predecessor operated on the Prudential property in Glendale. Prudential was identified as a PRP for the Glendale Superfund. Prudential instituted legal proceedings against us for cost recovery under CERCLA. Without any admission of liability, we agreed to pay 40% of the cost, which is limited to $260,000 under our agreement with Prudential, attributed to the cleanup of the site. The first phase of groundwater investigation and the interim remedy have been presented to the EPA.

(d)	In June 1999, the EPA named a Hughes Christensen predecessor as a PRP at the Li Tungsten Site in Glen Cove, New York. We believe we have contributed a de minimis amount of hazardous substance to the site and have responded to the EPA’s inquiry. The Department of Defense, a major PRP, is attempting to settle with the City of Glen Cove separately from the rest of the PRP group. The PRP group led by the former site operator, Teledyne, is commenting on this settlement. The cleanup for the site is estimated at $40 million.

(e)	In January 1999, Baker Oil Tools, Baker Petrolite and predecessor entities of Baker Petrolite were named as PRPs by the State of California’s Department of Toxic Substances Control for the Gibson site in Bakersfield, California. The cost estimate for remediation of the site is approximately $14 million. The combined volume that our companies contributed to the site is estimated to be less than 0.5%.

(f)	In 2001, a Hughes Christensen predecessor, Baker Oil Tools, INTEQ and one of our former subsidiaries were named as PRPs in the Force Road State Superfund Site located in Brazoria County, Texas. The TCEQ is overseeing the investigation and remediation at the Force Road State Site. Although the investigation of the site is incomplete, preliminary cost estimates for the closure of the site are approximately $3 million. We estimate our total contribution to be in the range of 55% to 60% of that cost.

(g)	In 2002, Baker Petrolite predecessors, Hughes Christensen predecessors and two of our former subsidiaries, Lynes, Inc. and Baker Tubular Services, were identified as PRPs for the Malone site located on Campbell Bayou Road in Texas City, Texas. The EPA is overseeing the investigation and remediation of the Malone site. The EPA has engaged in some emergency removal actions at the site. A PRP group has been formed and is evaluating the next steps for the site. Although the investigation has not been completed, the initial estimate for cleanup at the Malone site is $82 million. Our total contribution is estimated at approximately 1.7%.

(h)	In January 2003, Western Atlas International, Inc., its predecessor companies and Baker Hughes Oilfield Operations, Inc. were identified as PRPs in the Gulf Nuclear Superfund site in Odessa, Texas. The EPA conducted an emergency removal from the site in 2000. The EPA has estimated total investigation and cleanup costs to be $24 million. At this time, there is insufficient information to estimate our potential contribution to the investigation and cleanup costs at this site.

(i)	In September 2003, the Company was identified as a de minimis PRP by the EPA for the Operating Industries, Inc. (OII) Superfund site in Monterrey Park, California. The EPA will propose a settlement to all de minimis parties in March 2004. The EPA and Steering Committee estimate cleanup costs in excess of $650 million. At this time, there is insufficient information to estimate our potential contribution to cleanup costs.

(j)	In October 2003, Baker Petrolite was notified by the EPA of their potential involvement at the Cooper Drum Superfund site located in South Gate, California. At this time there is no estimate available for cleanup costs and, accordingly, there is insufficient information to estimate our potential contribution to cleanup costs.

     In addition to the sites mentioned above, there are four sites for which the remedial work has been completed and which are in the groundwater recovery and monitoring phase. This phase of the remediation is expected to continue for a period of 3 to 28 years, and our aggregate cost for these sites is estimated to be approximately $0.1 million over this period of time.

     While PRPs in Superfund actions have joint and several liability for all costs of remediation, it is not possible at this time to quantify our ultimate exposure because some of the projects are either in the investigative or early remediation stage. Based upon current information, we do not believe that probable or reasonably possible expenditures in connection with the sites described above are likely to have a material adverse effect on our financial condition because we have established adequate reserves to cover the estimate we presently believe will be our ultimate liability with respect to the matter, other PRPs involved in the sites have substantial assets and may reasonably be expected to pay their share of the cost of remediation, and, in some circumstances, we have insurance coverage or contractual indemnities from third parties to cover the ultimate liability.

     We are subject to various other governmental proceedings and regulations, including foreign regulations, relating to environmental matters, but we do not believe that any of these matters is likely to have a material adverse effect on our financial condition or results of operations. See Note 16 of the Notes to Consolidated Financial Statements in Item 8 herein for further discussion of environmental matters.

     “Environmental Matters” contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act (each a “Forward–Looking Statement”). The words “will,” “believe,” “to be,” “expect,” “estimate” and similar expressions are intended to identify forward–looking statements. Our expectations regarding our compliance with Environmental Regulations and our expenditures to comply with Environmental Regulations, including (without limitation) our capital expenditures on environmental control equipment, are only our forecasts regarding these matters. These forecasts may be substantially different from actual results, which may be affected by the following factors: changes in Environmental Regulations; unexpected, adverse outcomes with respect to sites where we have been named as a PRP, including (without limitation) the sites described above; the discovery of new sites of which we are not aware and where additional expenditures may be required to comply with Environmental Regulations; an unexpected discharge of hazardous materials in the course of our business or operations; an acquisition of one or more new businesses; a catastrophic event causing discharges into the environment of hydrocarbons; and a material change in the allocation to us of the volume of discharge and a resulting change in our liability as a PRP with respect to a site.

ITEM 2. PROPERTIES

     We are headquartered in Houston, Texas and operate 40 principal manufacturing plants, ranging in size from approximately 4,600 to 349,000 square feet of manufacturing space. The total area of the plants is more than 3.2 million square feet, of which approximately 2.2 million square feet (68%) are located in the United States, 0.3 million square feet (10%) are located in Canada and South America, 0.7 million square feet (22%) are located in Europe and a minimal amount of space is located in the Far East. These manufacturing plants by geographic area appear in the table below. Our principal manufacturing plants are located as follows: United

States – Houston, Texas; Tulsa, Oklahoma; Lafayette, Louisiana; South America – various cities in Venezuela and Buenos Aires, Argentina; and Europe – Aberdeen and East Kilbride, Scotland; Kirkby, England; Celle, Germany; Belfast, Ireland. We also own or lease and operate numerous service centers, shops and sales and administrative offices throughout the geographic areas in which we operate.

Number of
Principal
Geographic Area	Plants

United States	27
Canada and South America	5
Europe	7
Far East	1

Total	40

     We believe that our manufacturing facilities are well maintained and suitable for their intended purposes. We also have a significant investment in service vehicles, rental tools and manufacturing and other equipment.

ITEM 3. LEGAL PROCEEDINGS

     We are involved in litigation or proceedings that have arisen in our ordinary business activities. We insure against these risks to the extent deemed prudent by our management, but no assurance can be given that the nature and amount of that insurance will be sufficient to fully indemnify us against liabilities arising out of pending and future legal proceedings. Many of these insurance policies contain deductibles or self–insured retentions in amounts we deem prudent and for which we are responsible for payment. In determining the amount of self–insurance, it is our policy to self–insure those losses that are predictable, measurable and recurring in nature, such as claims for automobile liability, general liability and workers compensation. We record accruals for the uninsured portion of losses related to these types of claims. The accruals for losses are calculated by estimating losses for claims using historical claim data, specific loss development factors and other information as necessary.

     On September 12, 2001, the Company, without admitting or denying the factual allegations contained in the Order, consented with the Securities and Exchange Commission (“SEC”) to the entry of an Order making Findings and Imposing a Cease–and–Desist Order (the “Order”) for violations of Section 13(b)(2)(A) and Section 13(b)(2)(B) of the Exchange Act. Among the findings included in the Order were the following: In 1999, we discovered that certain of our officers had authorized an improper $75,000 payment to an Indonesian tax official, after which we embarked on a corrective course of conduct, including voluntarily and promptly disclosing the misconduct to the SEC and the Department of Justice (the “DOJ”). In the course of our investigation of the Indonesia matter, we learned that we had made payments in the amount of $15,000 and $10,000 in India and Brazil, respectively, to our agents, without taking adequate steps to ensure that none of the payments would be passed on to foreign government officials. The Order found that the foregoing payments violated Section 13(b)(2)(A). The Order also found the Company in violation of Section 13(b)(2)(B) because it did not have a system of internal controls to determine if payments violated the Foreign Corrupt Practices Act (“FCPA”). The FCPA makes it unlawful for U.S. issuers, including the Company, or anyone acting on their behalf, to make improper payments to any foreign official in order to obtain or retain business. In addition, the FCPA establishes accounting control requirements for U.S. issuers. We cooperated with the SEC’s investigation.

     By the Order, dated September 12, 2001 (previously disclosed by us and incorporated by reference in this annual report as Exhibit 99.1), we agreed to cease and desist from committing or causing any violation and any future violation of Section 13(b)(2)(A) and Section 13(b)(2)(B) of the Exchange Act. Such Sections of the Exchange Act require issuers to (x) make and keep books, records and accounts, which, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the issuer and (y) devise and maintain a system of internal accounting controls sufficient to provide reasonable assurances that: (i) transactions are executed in accordance with management’s general or specific authorization; and (ii) transactions are recorded as necessary: (I) to permit preparation of financial statements in conformity with generally accepted accounting principles or any other criteria applicable to such statements, and (II) to maintain accountability for assets.

     On March 25, 2002, a former employee alleging improper activities relating to Nigeria filed a civil complaint against the Company in the 281st District Court in Harris County, Texas, seeking back pay and damages, including future lost wages. On August 2, 2002, the same former employee filed substantially the same complaint against the Company in the federal district court for the Southern District of Texas. Through our insurer, we finalized a settlement agreement with the former employee. Final settlement documents were fully executed on December 2, 2003, and the case was formally dismissed, with prejudice, by order of the federal court on December 19, 2003. The state court case had been previously dismissed. The settlement was not material to the Company.

     On March 29, 2002, we announced that we had been advised that the SEC and the DOJ are conducting investigations into allegations of violations of law relating to Nigeria and other related matters. The SEC has issued a formal order of investigation into possible violations of provisions under the FCPA regarding anti–bribery, books and records and internal controls, and the DOJ has asked to interview current and former employees. On August 6, 2003, the SEC issued a subpoena seeking information about our operations in Angola and Kazakhstan as part of its ongoing investigation. We are providing documents to and cooperating fully with the SEC and the DOJ. In addition, we are conducting internal investigations into these matters. The SEC and the DOJ have a broad range of sanctions they may seek to impose in appropriate circumstances including, but not limited to, injunctive relief, disgorgement, fines and penalties, and modifications to business practices and compliance programs, as well as civil or criminal charges against individuals. It is not possible to accurately predict at this time when such investigations will be completed, what, if any, actions may be taken by the SEC, DOJ or other authorities and the effect thereof on the Company.

     Our ongoing internal investigation with respect to certain operations in Nigeria has identified apparent deficiencies in our books and records and internal controls, and potential liabilities to governmental authorities in Nigeria. The investigation was substantially completed during the first quarter of 2003. Based upon current information, we do not expect that any such potential liabilities will have a material adverse effect on our results of operations or financial condition.

     The Department of Commerce, Department of the Navy and DOJ (the “U.S. agencies”) are investigating compliance with certain export licenses issued to Western Geophysical from 1994 through 2000 for export of seismic equipment leased by the People’s Republic of China. We acquired Western Geophysical in August 1998 and subsequently transferred related assets to WesternGeco in December 2000. Under the joint venture formation agreement with WesternGeco, we owe indemnity to WesternGeco for certain matters. We are cooperating fully with the U.S. agencies. Based on current information, we cannot predict the outcome of the investigation or any effect it may have on our financial condition.

     For additional information see “Item 1. Business – Environmental Matters.”

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock, $1.00 par value per share (the “Common Stock”), is principally traded on the New York Stock Exchange. Our Common Stock is also traded on the Pacific Exchange and the SWX Swiss Exchange. At March 3, 2004, there were approximately 71,000 stockholders and approximately 22,627 stockholders of record.

     For information regarding quarterly high and low sales prices on the New York Stock Exchange for our Common Stock during the two years ended December 31, 2003 and information regarding dividends declared on our Common Stock during the two years ended December 31, 2003, see Note 18 of the Notes to Consolidated Financial Statements in Item 8 herein.

     Information concerning securities authorized for issuance under equity compensation plans is set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information.”

ITEM 6. SELECTED FINANCIAL DATA

     The Selected Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with “Item 8. Financial Statements and Supplementary Data” herein.

	Year Ended December 31,

(In millions, except per share amounts)	2003	2002	2001	2000	1999

Revenues	$5,292.8	$4,901.7	$5,037.6	$4,833.1	$4,854.8
Costs and expenses:
Cost of revenues	3,854.9	3,525.2	3,564.5	3,726.7	3,957.1
Selling, general and administrative	830.1	811.5	755.1	693.4	752.2
Impairment of investment in affiliate	45.3	–	–	–	–
Merger related costs	–	–	–	–	(1.6)
Restructuring charges (reversals)	(1.1)	–	(4.2)	7.0	44.3
(Gain) loss on disposal of assets	–	–	(2.4)	67.9	(54.8)

Total	4,729.2	4,336.7	4,313.0	4,495.0	4,697.2

Operating income	563.6	565.0	724.6	338.1	157.6
Equity in income (loss) of affiliates	(137.8)	(69.7)	45.8	(4.6)	7.0
Interest expense	(103.1)	(111.1)	(126.3)	(179.9)	(167.0)
Interest income	5.5	5.3	11.9	4.4	5.1
Gain on trading securities	–	–	–	14.1	31.5

Income from continuing operations before income taxes	328.2	389.5	656.0	172.1	34.2
Income taxes	(148.1)	(159.9)	(223.6)	(100.2)	(9.4)

Income from continuing operations	180.1	229.6	432.4	71.9	24.8
Income (loss) from discontinued operations, net of tax	(45.6)	(18.2)	6.3	30.4	8.5

Income before extraordinary loss and cumulative effect of accounting change	134.5	211.4	438.7	102.3	33.3
Extraordinary loss, net of tax	–	–	(1.5)	–	–
Cumulative effect of accounting change, net of tax	(5.6)	(42.5)	0.8	–	–

Net income	$128.9	$168.9	$438.0	$102.3	$33.3

Per share of common stock:
Income from continuing operations
Basic	$0.54	$0.68	$1.29	$0.22	$0.08
Diluted	0.54	0.68	1.28	0.22	0.08
Dividends	0.46	0.46	0.46	0.46	0.46
Financial Position:
Working capital	$1,222.0	$1,487.5	$1,650.6	$1,693.9	$1,280.4
Total assets	6,302.2	6,400.8	6,676.2	6,489.1	7,182.1
Long–term debt	1,133.0	1,424.3	1,682.4	2,049.6	2,706.0
Stockholders’ equity	3,350.4	3,397.2	3,327.8	3,046.7	3,071.1

NOTES TO SELECTED FINANCIAL DATA

(1)	Discontinued operations. The selected financial data has been reclassified to reflect BIRD Machine (“BIRD”), EIMCO Process Equipment (“EIMCO”) and the Company’s oil producing operations in West Africa as discontinued operations. The results of operations for BIRD and EIMCO are not reflected as discontinued operations for 1999 as data is not available for that year because BIRD and EIMCO were components of a larger operating unit during that year. See Note 2 of the Notes to Consolidated Financial Statements in Item 8 herein for additional information regarding discontinued operations.

(2)	WesternGeco. In November 2000, the Company and Schlumberger Limited (“Schlumberger”) created the WesternGeco venture into which were transferred the seismic fleets, data processing assets, exclusive and nonexclusive multiclient surveys and other assets of the Company’s Western Geophysical division and Schlumberger’s Geco–Prakla business unit. The Company and Schlumberger own 30% and 70% of the venture, respectively. The Company accounts for this investment using the equity method of accounting.

(3)	Restructuring charges (reversals). See Note 4 of the Notes to Consolidated Financial Statements in Item 8 herein for a description of the restructuring charge reversals in 2003 and 2001. During 2000, the Company recorded a restructuring charge of $29.5 million related to the Company’s plan to substantially exit the oil and natural gas exploration business. The major actions included in this restructuring were a reduction in workforce, costs to settle contractual obligations and a loss on the write–off of the Company’s undeveloped exploration properties in certain foreign jurisdictions. In 2000, the Company also recorded a $6.0 million restructuring charge in connection with the formation of WesternGeco and recorded a reversal of $28.5 million of restructuring charges recorded in 1999.

During 1999, the Company developed a plan to downsize its seismic operations as a result of low activity levels combined with significant excess operational capacity experienced in the seismic industry. Accordingly, the Company recorded a restructuring charge of $122.8 million primarily related to its seismic operations, of which $72.1 million was recorded in cost of revenues. The major actions included in this restructuring were a reduction in workforce, terminating leases on certain vessels, the impairment of property and sale or abandonment of certain vessels. The Company also recorded a reversal in 1999 of $11.4 million of restructuring charges recorded in prior years, of which $5.0 million was recorded in selling, general and administrative expense.

(4)	(Gain) loss on disposal of assets. During 2000, the Company recorded a loss of $75.5 million on the sale of its interests in certain oil and natural gas properties and recorded gains of $7.6 million on the sale of various product lines. In 1999, the Company recorded gains on disposal of assets of $54.8 million related to the sale of two large excess real estate properties and the sale of certain assets related to its previous divestiture of a joint venture.

(5)	Cumulative effect of accounting change. See Note 1 of the Notes to Consolidated Financial Statements in Item 8 herein for descriptions of the cumulative effect of accounting changes in 2003 and 2001. See Note 10 of the Notes to Consolidated Financial Statements in Item 8 herein for a description of the cumulative effect of accounting change in 2002.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements of the Company for the years ended December 31, 2003, 2002 and 2001 and the related Notes to Consolidated Financial Statements contained in Item 8 herein.

EXECUTIVE SUMMARY

     We are engaged in the oilfield services industry and operate through six divisions – Baker Atlas, Baker Oil Tools, Baker Petrolite, Centrilift, Hughes Christensen and INTEQ – that we aggregate and refer to as the Oilfield segment. We manufacture and sell products and provide services used in the oil and natural gas industry, including drilling, formation evaluation, completion and production of oil and natural gas wells. We have operations in over 80 countries around the world, with headquarters in Houston, Texas. Previously we operated a Process segment, which manufactured and sold process equipment for separating solids from liquids and liquids from liquids. During 2003, we signed a definitive agreement for the sale of BIRD Machine (“BIRD”), the remaining division in this segment. We have reclassified the operating results for BIRD as discontinued operations and no longer operate in this segment.

     Our products and services are sold in highly competitive markets, and our revenues and earnings can be affected by changes in competitive prices, fluctuations in the level of activity in major markets, general economic conditions, foreign exchange fluctuations and governmental regulation. We compete with the oil and natural gas industry’s largest diversified oilfield services providers, as well as many small companies. We believe that the principal competitive factors in our industry are product and service quality; availability and reliability; health, safety and environmental standards; technical proficiency and price. We consider our key business drivers to include the rig count, oil and natural gas production levels and current and expected future energy prices.

     In 2003, we reported revenues of $5,292.8 million, an 8.0% increase compared with 2002. Income from continuing operations for 2003 was $180.1 million, compared with $229.6 million in 2002. Included in income from continuing operations for 2003 are charges, net of tax, of $105.9 million related to our share of the WesternGeco restructuring charge and $45.3 million related to the impairment of our investment in WesternGeco. Included in income from continuing operations for 2002 is a charge, net of tax, of $86.8 million related to our share of the WesternGeco restructuring charge.

     The increase in revenue was achieved despite cautious investment by our customers, shifting markets and strong competition. Even though oil and natural gas prices were relatively high in 2003, oil and natural gas companies invested cautiously because of the conflict in the Middle East and ongoing concerns about the economy. On a worldwide basis, the average rig count for 2003 increased 16.9% compared with the average rig count for 2002. Most of this increase came from land rigs drilling for natural gas in North America. Drilling activity in the Gulf of Mexico and the North Sea, historically among our strongest markets, declined during 2003 as deepwater operators re–evaluated projects and the large diversified oil and natural gas companies in the North Sea and Gulf of Mexico focused on new opportunities in other resource areas.

     We believe that our critical success factors include having sufficient financial liquidity and resources to fund the various requirements of the business; managing our overall global manufacturing capacity to ensure proper production levels; ensuring workforce and asset levels are in place and in line with business needs; maximizing efficiencies in our manufacturing and service delivery processes; identifying, evaluating and implementing profit improvement strategies; introducing new technology; flawless execution at the well site; delivering unmatched value to our customers and overall cost management.

     As 2004 begins, we remain focused on cost management and the introduction of new products. We have created a long–term strategy that is aimed at creating value for our stockholders throughout the business cycle and growing our business faster while achieving superior margins compared with our major competitors. We share a common high performance culture, and we are aligning to execute our long–term strategy. Our six divisions will continue to provide Best–in–Class technology, serving our traditional markets and new ones, while delivering unmatched value for our customers and maximizing returns for our stockholders.

BUSINESS ENVIRONMENT

     Our business environment and its corresponding operating results are significantly affected by the level of energy industry spending for the exploration and production of oil and natural gas reserves. An indicator for this spending is the rig count. When drilling and workover rigs are active, many of the products and services provided by the oilfield services industry are required. Our products and services are used during the drilling and workover phases, as well as when the oil and natural gas wells are completed and during actual production of the hydrocarbons. This spending by oil and natural gas companies is, in turn, influenced strongly by expectations about the supply and demand for oil and natural gas products and by current and expected prices for both oil and natural gas. Rig counts therefore generally reflect the relative strength and stability of energy prices.

Rig Counts

     We have been providing rig counts to the public since 1944. We gather all relevant data through our field service personnel, who obtain the necessary data from routine visits to the various rigs, customers, contractors or other outside sources. This data is then compiled and distributed to various wire services and trade associations and is published on our website. Rig counts are compiled weekly for the U.S. and Canada and monthly for all international and U.S. workover rigs. Published international rig counts do not include rigs drilling in certain countries, such as Russia and onshore China, because this information is extremely difficult to obtain.

     North American rigs are counted as active if, on the day the count is taken, the well being drilled has been started, drilling has not been completed and the well is anticipated to be of sufficient depth to be a potential customer of our drill bits. In most international areas, rigs are counted as active if drilling operations have taken place for at least 15 days during the month and if the well has not reached the target depth. Rigs that are in transit from one location to another, are rigging up, have been drilling less than 15 days of the month, are being used in non–drilling activities including production testing, completion and workover, or are not significant consumers of oilfield products and services are not included in the rig count. In some active international areas where better data is available, a weekly or daily average of active rigs is taken.

     Our rig counts are summarized in the table below as averages for each of the periods indicated.

	2003	2002	2001

U.S. – land	924	717	1,003
U.S. – offshore	108	113	153
Canada	332	263	341

North America	1,364	1,093	1,497

Latin America	244	214	262
North Sea	46	52	56
Other Europe	38	36	39
Africa	54	58	53
Middle East	211	201	179
Asia Pacific	177	171	157

Outside North America	770	732	746

Worldwide	2,134	1,825	2,243

U.S. Workover Rigs	1,129	1,010	1,211

     U.S. – land and Canadian rig counts increased 28.9% and 26.2%, respectively, in 2003 compared with 2002 due to the increase in drilling for natural gas. The U.S. – offshore rig count decreased 4.4% in 2003 compared with 2002 primarily related to a reduced level of spending by major diversified oil and natural gas companies who redirected a portion of their spending towards larger international projects.

     Outside North America, rig counts increased 5.2% in 2003 compared with 2002. The rig count in Latin America increased 14.0% as spending by the Mexican national oil company, PEMEX, drove rig count increases in Mexico, offsetting strike–related decreases attributed to the Venezuelan national oil company, PDVSA. The North Sea rig count in 2003 decreased 11.5% compared with 2002 following a 7.1% decrease in 2002 compared with 2001 primarily driven by a decline in drilling activity in the U.K. sector. Major diversified oil and natural gas companies redirected spending towards other larger international projects, especially in Russia and the Caspian. Activity in the Middle East continued to rise steadily with a 5.0% increase in the 2003 rig count, following a 12.3% increase in 2002 compared with 2001. Rig counts in Africa declined 6.9% in 2003 compared with 2002 primarily as a result of political disruptions in Nigeria and project delays in other parts of West Africa. Rig activity in the Asia Pacific region was up 3.5% in 2003 compared with 2002 primarily due to activity increases in India.

Oil and Natural Gas Prices

     Generally, changes in the current price and expected future prices of oil or natural gas drive both customers’ expectations about their prospects from oil and natural gas sales and their expenditures to explore for or produce oil and natural gas. Accordingly, changes in these expenditures will normally result in increased or decreased demand for our products and services. Oil (Bloomberg

West Texas Intermediate (WTI) Cushing Crude Oil Spot Price) and natural gas (Bloomberg Henry Hub Natural Gas Spot Price) prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	2003	2002	2001

Oil prices ($/Bbl)	$31.06	$26.17	$25.96
Natural gas prices ($/mmBtu)	5.49	3.37	3.96

     Oil prices averaged $31.06/Bbl in 2003, the highest annual average in more than a decade. Oil prices rose to a high of $37.83/Bbl in early March due to low inventories, seasonally colder than normal weather, the disruption of Venezuelan production by a general strike and concerns about the potential for significant supply disruptions as a result of military operations in the Middle East. Oil prices fell to a low of $25.24/Bbl in late April as significant supply disruptions did not occur and the market reacted to the possibility of a more rapid than expected recovery in Iraqi oil production. Oil prices then increased to and remained between $30/Bbl and $32/Bbl through the balance of the year, excluding September. In September, concern rose again about a quicker than anticipated recovery in Iraqi production in the fourth quarter of 2003 and early 2004 and oil prices dropped below $27/Bbl. The Organization of Petroleum Exporting Countries (“OPEC”) reacted with a surprise 0.9 million barrels per day quota cut in late September which sustained oil prices of $30/Bbl to $32/Bbl through the end of 2003. In early 2004, oil prices are averaging between $32/Bbl and $38/Bbl due to colder than normal weather, low inventories and improving Chinese and U.S. economic growth expectations. In February 2004, OPEC again surprised the market with a 1.0 million barrels per day quota cut and pledged to further reduce the current level of production in excess of agreed quotas by another 1.5 million barrels per day.

     During 2003, natural gas prices averaged $5.49/mmBtu, the highest level in two decades. In early 2003, natural gas traded between $5.00/mmBtu and $6.50/mmBtu, except for a two week period in late February 2003 when prices spiked to $19.38/mmBtu. Natural gas storage levels at the beginning of the injection season, which runs from April to November, were at record low levels but high summer natural gas prices resulted in reduced industrial demand and allowed storage levels to increase. Natural gas prices remained above $5/mmBtu until early July 2003, when it became apparent that storage injections during the summer of 2003 could approach record levels and that storage would likely be full by the beginning of the winter withdrawal season. Prices weakened through the remainder of the injection season to a low of $3.99/mmBtu in late October. Natural gas prices increased over the remainder of 2003 and are trading between $5/mmBtu and $7/mmBtu in early 2004.

Key Risk Factors

     Our business is focused on providing products and services to the worldwide oil and natural gas industry; therefore, our risk factors are centered on those factors that impact the markets for oil and natural gas. Key risk factors currently influencing the worldwide oil and natural gas markets that could impact our outlook are discussed below.

•	Production control – the degree to which individual OPEC nations and other large oil and natural gas producing countries, including, but not limited to, Mexico, Norway and Russia, are willing and able to control production and exports of oil, to decrease or increase supply and to support their targeted oil price while meeting their market share objectives. Key measures of production control include actual production levels compared with target or quota production levels, oil price compared with targeted oil price and changes in each country’s market share.

•	Global economic growth – particularly the impact of the U.S. and Western European economies and the economic activity in Japan, China, South Korea and the developing areas of Asia where the correlation between economic growth and energy demand is strong. The strength of the U.S. economy and economic growth in developing Asia, particularly China, will be important in 2004. Key measures include U.S. and international economic output, global energy demand and forecasts of future demand by governments and private organizations.

•	Oil and natural gas storage inventory levels – a measure of the balance between supply and demand. A key measure of U.S. natural gas inventories is the storage level reported weekly by the U.S. Department of Energy compared with historic levels. Key measures for oil inventories include U.S. inventory levels reported by the U.S. Department of Energy and American Petroleum Institute and worldwide estimates reported by the International Energy Agency.

•	Ability to produce natural gas – the amount of natural gas that can be produced is a function of the number of new wells drilled, completed and connected to pipelines as well as the rate of production and resulting depletion of existing wells. Advanced technologies, such as horizontal drilling, improve total recovery but also result in a more rapid production decline. Key measures include government and private surveys of natural gas production, company reported production, estimates of reservoir depletion rates and drilling and completion activity.

•	Technological progress – the design and application of new products that allow oil and natural gas companies to drill fewer wells and to drill, complete and produce wells faster, recover more hydrocarbons and/or lower costs. Key measures also include the overall level of research and engineering spending by oilfield services companies and the pace at which new technology is both introduced commercially and accepted by customers.

•	Maturity of the resource base – the growing necessity for increased levels of investment and activity to support production from an area the longer it is developed. Key measures include changes in undeveloped hydrocarbon reserves in mature areas like the North Sea, the U.S., Canada and Latin America.

•	Pace of new investment – the amount oil and natural gas companies choose to invest in emerging markets and any impact it has on their spending in areas where they already have an established presence.

•	Access to capital – the ability of oil and natural gas companies to access the funds necessary to carry out their exploration and production (“E&P”) plans. Access to capital is particularly important for smaller independent oil and natural gas companies. Key measures of access to capital include cash flow, interest rates, analysis of oil and natural gas company leverage and equity offering activity.

•	Energy prices and price volatility – the impact of widely fluctuating commodity prices on the stability of the market and subsequent impact on customer spending. While current energy prices are important contributors to positive cash flow at E&P companies, expectations for future prices and price volatility are generally more important for determining future E&P spending. While higher commodity prices generally lead to higher levels of E&P spending, sustained high energy prices can be an impediment to economic growth.

•	Impact of energy prices and price volatility on demand for hydrocarbons – short–term price changes can result in companies switching to the most economic sources of fuel, prompting a temporary curtailment of demand, while long–term price changes can lead to permanent changes in demand. This results in the oilfield services industry being cyclical in nature. Key indicators include hydrocarbon prices on a Btu equivalent basis and indicators of hydrocarbon demand, such as electricity generation or industrial production.

•	Access to prospects – the ability of oil and natural gas companies to develop economically attractive projects based on their expectations of future energy prices, required investments and resulting returns. Access to prospects may be limited because host governments do not allow access to the reserves or because another oil and natural gas company owns the rights to develop the prospect.

•	Supply disruptions – the loss of production and/or delay of activity from key oil exporting countries, including but not limited to, Iraq, Saudi Arabia and other Middle Eastern countries, Nigeria and Venezuela, due to political instability, civil unrest, labor issues or military activity. In addition, adverse weather such as hurricanes could impact production facilities, causing supply disruptions.

•	Weather – the impact of variations in temperatures as compared with normal weather patterns and the related effect on demand for oil and natural gas. A key measure of the impact of weather on energy demand is population–weighted heating and cooling degree days as reported by the U.S. Department of Energy and forecasts of warmer than normal or cooler than normal temperatures.

•	Government regulations – the costs incurred by oil and natural gas companies to conform to and comply with government regulations, including environmental regulations, may limit the quantity of oil and natural gas that may be economically produced.

Industry Outlook

     Caution is advised that the factors described in “Forward Looking Statements” and “Business Environment” could negatively impact our expectation for oil and natural gas demand, oil and natural gas prices and drilling activity.

     Oil – Inventories of crude oil and products were at record low levels as 2004 began, supporting oil prices of $32/Bbl to $38/Bbl. Oil prices are expected to decline throughout 2004 and average between $26/Bbl and $34/Bbl. Factors which could support prices at the upper end of this range include stronger than expected worldwide economic growth, especially in China and the U.S., the potential for supply disruptions in the Middle East, Africa or Venezuela, the slower growth of Russian exports due to export capacity bottlenecks and OPEC’s desire and ability to maintain a higher price target to stabilize their purchasing power. Factors which could result in oil prices at the lower end of the range include slower than expected economic growth in the U.S. and China, sooner than expected increases in Iraqi production growth and increased production from OPEC members Algeria, Libya and Nigeria, challenging the Persian Gulf members of OPEC to act as the swing producers.

     Natural Gas – In 2004, prices are expected to trade between $4/mmBtu and $7/mmBtu. Natural gas could trade at the top of this range if weather is colder than normal, the U.S. economy, particularly the industrial sector, exhibits greater than expected growth and continued levels of customer spending are not sufficient to support the growth of natural gas production. Prices could move to the bottom of this range if the U.S. economic recovery is weaker than expected or weather is milder than expected. During the summer, natural gas prices are expected to trade at a level necessary to curtail price sensitive demand and allow storage to refill.

     Customer Spending – Based upon our discussions with major customers, review of published industry reports and our outlook for oil and natural gas prices described above, anticipated customer spending trends are as follows:

•	North America – Spending in North America, primarily towards developing natural gas supplies, is expected to increase approximately 7% to 9% in 2004 compared with 2003.

•	Outside North America – Customer spending, primarily directed at developing oil supplies, is expected to increase 4% to 6% in 2004 compared with 2003.

•	Total spending is expected to increase 5% to 7% in 2004 compared with 2003.

     Drilling Activity – Based upon our outlook for oil and natural gas prices and customer spending described above, our outlook for drilling activity, as measured by the Baker Hughes rig count, is as follows:

•	The North American rig count is expected to increase approximately 6% to 9% in 2004 compared with 2003.

•	Drilling activity outside of North America is expected to increase approximately 4% to 6% compared with 2003.

COMPANY OUTLOOK

     We expect that 2004 will be a stronger year than 2003, with revenues increasing 5% to 7%. In our outlook for 2004, we took into account the factors described herein. In 2003, 2002 and 2001, revenues outside North America were 57.6%, 59.9% and 55.1% of total revenues, respectively. In 2004, we expect revenues outside North America to continue this trend and to be between 55% and 60% of total revenues.

     Growth in our revenues should mirror the growth in customer spending. Our assumptions regarding overall growth in customer spending assume strong economic growth in the U.S. and China and OPEC discipline, resulting in an oil price exceeding $26/Bbl. Our assumptions regarding customer spending in North America assume strong economic growth in the U.S. and natural gas prices exceeding $4/mmBtu.

     In North America, we expect revenues to increase 7% to 9% in 2004 compared with 2003, with the majority of the increase occurring in the second half of 2004. We expect spending on land based projects to continue to increase in 2004 following the trend evident in 2003. We also expect offshore spending in the Gulf of Mexico to be flat in 2004 compared with 2003. The normal weather–driven seasonal decline in U.S. and Canadian spending in the first half of the year should result in sequentially softer revenues in the first and second quarters of 2004.

     Outside North America, we expect revenues to increase 5% to 7% in 2004 compared with 2003, continuing the multi–year trend of modest growth in customer spending. Spending on large projects from national oil companies will reflect established seasonality trends, resulting in softer revenues in the first half of the year and stronger revenues in the second half. In addition, customer spending should be affected by weather–related reductions in the North Sea in the first and second quarters of 2004. The Middle East, Latin America, Caspian regions and Russia are expected to demonstrate above average spending increases, resulting in increased revenue, while growth in revenues from the North Sea may be below average. Our expectations for spending and revenue growth could decrease if prices fall below $26/Bbl for oil or $4/mmBtu for natural gas or if there are disruptions in key oil and natural gas production markets, such as Venezuela or Nigeria.

     In prior years, our profitability has been negatively affected by our share of WesternGeco’s operating results, which have been adversely affected by the continued weakness in the seismic industry. We expect the operating results of WesternGeco to improve in 2004 as compared with prior years; however, based on the trend of operating losses and weakness in the seismic industry in prior years, there is uncertainty regarding the future operating results of WesternGeco. Information regarding WesternGeco’s profitability in 2004 is based on information that WesternGeco has provided to us. Should this information not be accurate, our forecasts for profitability could be impacted, either positively or negatively.

     Based on the above forecasts, we believe that earnings per share in 2004 from continuing operations will be in the range of $1.20 to $1.35. This does not anticipate material changes in the prices that we charge for our products. Significant price increases or significantly better than expected results from WesternGeco could cause earnings per share to reach the upper end of this range. Conversely, significant price decreases or significantly worse than expected results at WesternGeco could result in earnings per share being at or below the bottom of this range. Our ability to improve pricing is dependent on demand for our products and services and our competitors strategies of managing capacity. While the commercial introduction of new technology is an important factor in realizing price improvement, without pricing discipline throughout the industry as a whole, meaningful improvements in our prices are not likely to be realized. Additionally, significant changes in drilling activity outside our expectations could impact operating results positively or negatively.

     We do business in approximately 80 countries including about one–half of the 34 countries having the worst scores in Transparency International’s Corruption Perception Index (“CPI”) survey for 2003. We devote significant resources to the development, maintenance and enforcement of our Business Code of Conduct policy, our Foreign Corrupt Practices Act (the “FCPA”) policy, our internal control processes and procedures and other compliance related policies. Notwithstanding the devotion of such resources, and in part as a consequence thereof, from time to time we discover or receive information alleging potential violations of the FCPA and our policies, processes and procedures. We conduct internal investigations of these potential violations and take appropriate action depending upon the outcome of the investigation. We anticipate that the devotion of significant resources to compliance related issues, including the necessity for such internal investigations, will continue to be an aspect of doing business in a number of the countries in which oil and natural gas exploration, development and production take place and in which we are requested to conduct operations. In order to provide products and services in some of these countries, we may in the future utilize joint ventures, sell products to distributors or otherwise modify our business approach in order to improve our ability to conduct our business in accordance with our Business Code of Conduct.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are described in the Notes to Consolidated Financial Statements. In certain respects, the application of our significant accounting policies in the preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures about contingent assets and liabilities. We base these estimates and judgments on historical experience and other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the business environment in which we operate changes.

     We have defined a critical accounting policy or estimate as one that is both important to the portrayal of our financial condition and results of operations and requires us to make difficult, subjective or complex judgments or estimates about matters that are uncertain. We believe the following are the critical accounting policies used in the preparation of our consolidated financial statements as well as the significant estimates and judgments and uncertainties affecting the application of these policies. We have discussed the development and selection of these critical accounting policies and estimates with the Audit/Ethics Committee of our Board of Directors and the Audit/Ethics Committee has reviewed the disclosure presented below.

Allowance for Doubtful Accounts

     The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current credit worthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make frequent judgments and estimates regarding our customers’ ability to pay amounts due us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. Provisions for doubtful accounts are recorded when it becomes evident that the customer will not be able to make the required payments at either contractual due dates or in the future. Over the last five years, reserves for doubtful accounts, as a percentage of total accounts receivable before reserves, have ranged from 5.2% to 7.1%. At December 31, 2003 and 2002, reserves for doubtful accounts totaled $62.8 million, or 5.2%, and $67.2 million, or 5.7%, of total accounts receivable before reserves, respectively. We believe that our reserve for doubtful accounts is adequate to cover anticipated losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required. A one percentage point change in this reserve would have had a pre–tax impact of approximately $12.1 million in 2003.

Inventory Reserves

     Inventory is a significant component of current assets and is stated at the lower of cost or market. This requires us to record provisions and maintain reserves for excess or obsolete inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand, market conditions, production requirements and technological developments. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. Over the last five years, inventory reserves, as a percentage of total inventories before reserves, have ranged from 18.2% to 19.6%. At December 31, 2003 and 2002, inventory reserves totaled $232.5 million, or 18.5%, and $235.9 million, or 19.1%, of gross inventory, respectively. We believe that our reserves are adequate to cover anticipated losses under current conditions; however, significant or unanticipated changes to our estimates and forecasts, either adverse or positive, could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required. A one percentage point change in this reserve would have had a pre– tax impact of approximately $12.6 million in 2003.

Impairment of Long–Lived Assets

     Long–lived assets, which include property, goodwill, intangible assets, investments in affiliates and certain other assets, comprise a significant amount of our total assets. We make judgments and estimates in conjunction with accounting for these assets, including depreciation and amortization methods and useful lives. Additionally, the carrying values of these assets are reviewed for impairment periodically, and at least annually for goodwill, or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires us to make judgments regarding long–term forecasts of future revenues and costs related to the assets subject to review. In turn, these forecasts are uncertain in that they require assumptions about demand for our products and services, future market conditions and technological developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions; however, based upon our evaluation of the current business climate in which we operate, we do not currently anticipate that any significant asset impairment losses will be necessary.

Income Taxes

     The liability method is used for determining our income taxes, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for valuation allowances, we have considered and made judgments and estimates regarding estimated future taxable income and ongoing prudent and feasible tax planning strategies. These estimates and judgments include some degree of uncertainty and changes in these estimates and assumptions could require us to adjust the valuation allowances for our deferred tax assets. Historically, changes to valuation allowances have been caused by major changes in the business cycle in certain countries and changes in local country law. The ultimate realization of the deferred tax assets depends on the generation of sufficient taxable income in the applicable taxing jurisdictions.

     We operate in more than 80 countries under many legal forms. As a result, we are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among these governments. Our operations in these different jurisdictions are taxed on various bases: actual income before taxes, deemed profits (which are generally determined using a percentage of revenues rather than profits) and withholding taxes based on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact on the amount of income taxes that we provide during any given year.

     Our tax filings are subjected to audit by the tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the authorities or potentially through the courts. We believe that these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. Resolution of these situations inevitably includes some degree of uncertainty; accordingly we provide taxes only for the amounts we believe will ultimately result from these proceedings. We do not believe it is possible to reasonably estimate the potential impact of changes to the assumptions and estimates identified because the resulting change to our tax liability, if any, is dependent on numerous factors which cannot be reasonably estimated. These include, among others, the amount and nature of additional taxes potentially asserted by local tax authorities; the willingness of local tax authorities to negotiate a fair settlement through an administrative process; the impartiality of the local courts; the sheer number of countries in which we do business; and the potential for changes in the tax paid to one country to either produce, or fail to produce, an offsetting tax change in other countries. Our experience has been that the estimates and assumptions we have used to provide for future tax assessments have proven to be appropriate. However, past experience is only a guide, and the potential exists, however limited, that the tax resulting from the resolution of current and potential future tax controversies may differ materially from the amount accrued.

DISCONTINUED OPERATIONS

     In the third quarter of 2003, our Board of Directors approved and management initiated a plan to sell BIRD, the last remaining division of our former Process segment. In October 2003, we signed a definitive agreement for the sale of BIRD and recorded charges totaling $37.4 million, net of tax of $10.9 million, which consisted of a loss of $13.5 million on the write–down of BIRD to fair value, $6.2 million of severance and warranty accruals and a loss of $17.7 million related to the recognition of cumulative foreign currency translation adjustments into earnings. The sale closed in January 2004 and we received $5.6 million in proceeds, which is subject to adjustment pending final completion of the purchase price. We retained certain accounts receivable, inventories and other assets.

     In December 2002, we entered into exclusive negotiations for the sale of our interest in oil producing operations in West Africa for $32.0 million in proceeds. The transaction was effective as of January 1, 2003, and resulted in a gain on sale of $4.1 million, net of a tax benefit of $0.2 million, recorded in the first quarter of 2003. We received $10.0 million as a deposit in 2002 and the remaining $22.0 million in April 2003.

     In November 2002, we sold EIMCO Process Equipment (“EIMCO”), a division of our former Process segment, and recorded a loss on disposal of $22.3 million, net of tax of $1.2 million, which consisted of a loss of $2.3 million on the write–down to fair value and a loss of $20.0 million related to the recognition of cumulative foreign currency translation adjustments into earnings. We received total proceeds of $48.9 million, of which $4.9 million was held in escrow pending completion of final adjustments of the purchase price. In 2003, all purchase price adjustments were completed, resulting in the release of the escrow balance, of which $2.9 million was returned to the buyer and $2.0 million was received by us. In 2003, we also recorded an additional loss on sale due to purchase price adjustments of $2.5 million, net of tax of $1.3 million.

     We have reclassified the consolidated financial statements for all prior periods presented to reflect these operations as discontinued. See Note 2 of the Notes to Consolidated Financial Statements in Item 8 herein for additional information regarding discontinued operations.

RESULTS OF OPERATIONS

     The discussions below relating to significant line items are based on available information and represent our analysis of significant changes or events that impact the comparability of reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

     The table below details certain consolidated statement of operations data and their percentage of revenues for 2003, 2002 and 2001, respectively.

	2003		2002		2001

	$	%	$	%	$	%

Revenues	$5,292.8	100.0%	$4,901.7	100.0%	$5,037.6	100.0%
Cost of revenues	3,854.9	72.8	3,525.2	71.9	3,564.5	70.8
Selling, general and administrative	830.1	15.7	811.5	16.6	755.1	15.0

Revenues

     Revenues for 2003 were $5,292.8 million, an increase of 8.0% compared with 2002 reflecting a 16.9% increase in rig counts. Rig counts act as a leading indicator for our revenues because when rigs are active, many of our products and services are required. Our products and services are used during drilling operations and then subsequently during completion of the wells and also during production of the hydrocarbons. Revenues in North America, which accounted for 42.4% of total revenues, increased 14.0% compared with 2002. This increase reflects increased drilling activity in the U.S. and Canada, as evidenced by a 24.8% increase in the

North American rig count. Revenues outside North America, which accounted for 57.6% of total revenues, increased 3.9% compared with 2002. This increase reflects the improvement in international drilling activity, as evidenced by the 5.2% increase in rig counts outside North America, primarily in Latin America and the Middle East, partially offset by decreased drilling activity in the North Sea and Africa. During 2003, pricing was not a significant contributor to our revenue growth, as deterioration in prices for certain product lines at our INTEQ division were partially offset by pricing improvement realized from our other product lines.

     Revenues for 2002 were $4,901.7 million, a decrease of 2.7% compared with 2001. Revenues in North America, which accounted for 40.1% of total revenues, decreased 12.9% compared with 2001. This decrease reflects lower activity in the U.S. land and offshore operations and Canada, as evidenced by a 27.0% decrease in the North American rig count. Inclement weather in the Gulf of Mexico, including Tropical Storm Isidore and Hurricane Lili, also contributed to the decline. Revenues outside North America, which accounted for 59.9% of total revenues, increased 5.6% compared with 2001. This increase reflects the improvement in drilling activity, particularly in the Middle East and Asia Pacific, partially offset by weaker revenues in Latin America due to the political and economic environments in Argentina and Venezuela and the impact of a labor strike in Norway.

Cost of Revenues

     Cost of revenues for 2003 was $3,854.9 million, an increase of 9.4% compared with 2002. Cost of revenues as a percentage of revenues was 72.8% and 71.9% for 2003 and 2002, respectively. The increase in cost of revenues as a percentage of revenues is primarily related to our INTEQ division. In 2003, INTEQ experienced the highest revenue growth of our divisions; however, margins deteriorated as they were impacted by increased downward pricing trends, increased repairs and maintenance (“R&M”) costs for newly developed downhole rental tools and other nonrecurring costs. We anticipate margins at INTEQ will improve in 2004 as a result of a stabilized pricing environment and improved cost control measures. In addition, corrective action was taken related to the increased R&M costs, which we anticipate will result in lower R&M costs in 2004. A change in the geographic and product mix from the sale of our products and services also contributed to the increase in the cost of revenues as a percentage of revenues. During 2003, our revenue increases came predominantly from North America and our margins on revenues generated in North America are typically lower than margins generated outside of North America.

     Cost of revenues for 2002 was $3,525.2 million, a decrease of 1.1% compared with 2001. Cost of revenues as a percentage of revenues was 71.9% and 70.8% for 2002 and 2001, respectively. The increase in cost of revenues as a percentage of revenues was the result of our strategy not to significantly reduce our work force to match the reduced activity levels and a change in the geographic and product mix from the sale of our products and services.

Selling, General and Administrative

     Selling, general and administrative (“SG&A”) expenses for 2003 were $830.1 million, an increase of $18.6 million, or 2.3% compared with 2002. This increase was primarily due to an $8.9 million increase in net costs related to corporate activities and an increase of approximately $17.0 million in costs related to our self insurance programs that are not expected to recur in the future, offset by improvement in the impact of foreign exchange activity of $18.7 million. In 2004, we anticipate corporate costs will continue to trend upward primarily due to compliance related expenditures.

     SG&A expenses for 2002 were $811.5 million, an increase of $56.4 million, or 7.5%, compared with 2001. This increase was primarily due to the impact of the weakening U.S. dollar resulting in increased foreign exchange losses of $14.8 million, increased depreciation of the cost associated with the now substantially completed implementation of SAP R/3, an enterprise–wide accounting and business application software system, of $15.2 million, and our strategy not to significantly reduce our work force to match current market activity levels.

Reversals of Restructuring Charge

     In October 2000, our Board of Directors approved a plan to substantially exit the oil and natural gas exploration business and we recorded restructuring charges of $29.5 million, consisting of $5.5 million of severance, $7.8 million for costs to settle contractual obligations and a $16.2 million loss for the write–off of our undeveloped exploration properties in certain foreign jurisdictions. The severance charges were for approximately 50 employees, all of which have been terminated as of December 31, 2003. All of the accrued severance has been paid as of December 31, 2003.

     Included in the costs to settle contractual obligations was $1.1 million related to an oil and natural gas property in Angola. The property was sold in 2003 and we reversed the liability related to this contractual obligation. Also included in the costs to settle contractual obligations was $4.5 million for the minimum amount of our share of project costs relating to our interest in an oil and natural gas property in Colombia. After unsuccessful attempts to negotiate a settlement with our joint venture partner, we decided to abandon further involvement in this project. Subsequently, in 2001, a third party agreed to assume the remaining obligations in exchange for our interest in the project. Accordingly, we reversed $4.2 million related to this obligation. All contractual obligations associated with this plan have been paid as of December 31, 2003.

Impairment of Investment in Affiliate

     As a result of the continuing weakness in the seismic industry, we evaluated the carrying value of our investment in WesternGeco and recorded an impairment loss of $45.3 million in 2003 to write–down the investment to its fair value. The fair value was determined using a combination of a market value and discounted cash flows approach. We were assisted in the determination of the fair value by an independent third party. Although not anticipated, further declines in the fair value of the investment in WesternGeco would result in additional impairments. We cannot predict if additional impairments of our investment in WesternGeco will be necessary in the future because the environment in the seismic industry continues to be uncertain.

Equity in Income (Loss) of Affiliates

     Equity in income (loss) of affiliates relates to our share of the income (loss) of affiliates accounted for using the equity method of accounting. Our most significant equity method investment is our 30% interest in WesternGeco. During 2003, the operating results of WesternGeco continued to be adversely affected by the continuing weakness in the seismic industry. As a result of this weakness, WesternGeco recorded certain impairment and restructuring charges of $452.0 million for impairment of its multiclient seismic library and rationalization of its marine seismic fleet. Our portion of these charges was $135.7 million and is recorded in equity in income (loss) of affiliates.

     Equity in income (loss) of affiliates decreased $115.5 million for 2002 compared with 2001. The decrease is primarily related to a $300.7 million restructuring charge recorded by WesternGeco for impairment of its multiclient library, reductions in workforce, closing land–based seismic operations in the U.S. lower 48 states and Canada and reducing its marine seismic fleet. Our portion of this charge was $90.2 million and was recorded in equity in income (loss) of affiliates.

     Operating results for WesternGeco are expected to improve in 2004; however, based on the trend of operating losses and weakness in the seismic industry in prior years, there is uncertainty regarding the future operating performance of WesternGeco.

     Included in equity in income (loss) of affiliates for 2001 was $7.9 million related to the amortization of goodwill associated with equity method investments. In conjunction with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we discontinued the amortization of goodwill associated with equity method investments effective January 1, 2002.

Interest Expense

     Interest expense for 2003 decreased $8.0 million compared with 2002 due to lower total debt levels, lower weighted average interest rates on our commercial paper and money market borrowings and increased amortization of deferred gains related to terminated interest rate swap agreements. Total debt levels decreased $63.4 million primarily due to the repayment of $100.0 million of long–term debt in February 2003. The approximate weighted average interest rate on our commercial paper and money market borrowings was 1.2% in 2003 compared with 1.8% for 2002. The amortization of deferred gains related to terminated interest rate swap agreements reduced interest expense by $9.9 million in 2003 compared with $6.0 million in 2002.

     Interest expense for 2002 decreased $15.2 million compared with 2001 due to lower total debt levels resulting from cash flows from operations coupled with lower weighted average interest rates on our short–term debt, commercial paper and interest rate swaps. The approximate weighted average interest rate on short–term debt and commercial paper was 1.8% for 2002 compared with 4.0% for 2001.

Income Taxes

     Our effective tax rates differ from the statutory income tax rate of 35% due to state income taxes, differing rates of tax on international operations and higher taxes within the WesternGeco venture.

     During 2003, we recognized an incremental effect of $36.3 million of additional taxes attributable to our portion of the operations of WesternGeco. Of this amount, $15.9 million related to the reduction in the carrying value of our equity investment in WesternGeco for which there was no tax benefit. The remaining $20.4 million arose from operations of the venture due to: (i) the venture being taxed in certain foreign jurisdictions based on a deemed profit basis, which is a percentage of revenues rather than profits and (ii) unbenefitted foreign losses of the venture, which are operating losses and impairment and restructuring charges in certain foreign jurisdictions where there was no current tax benefit and where a deferred tax asset was not recorded due to the uncertainty of realization. In 2002 and 2001, the amount of additional taxes resulting from operations of the venture was $40.2 million and $14.8 million, respectively.

     During 2003, a current year benefit of $3.3 million was recognized as the result of various refund claims filed in the U.S. During 2002, a $14.4 million benefit was recognized as the result of the settlement of an IRS examination related to our September 30, 1996 through September 30, 1998 tax years. In 2001, a benefit of $23.5 million was recognized as a result of the settlement of the IRS examination of certain 1994 through 1997 pre–acquisition tax returns and related refund claims of Western Atlas Inc.

     Our tax filings for various periods are subjected to audit by tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the authorities or potentially through the courts. We believe that these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. We have received tax assessments from various taxing authorities and are currently at varying stages of appeals and /or litigation regarding these matters. We have provided for the amounts we believe will ultimately result from these proceedings. We believe we have substantial defenses to the questions being raised and will pursue all legal remedies should an unfavorable outcome result. However, resolution of these matters involves uncertainties and there are no assurances that the outcomes will be favorable.

Cumulative Effect of Accounting Change

     On January 1, 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long–lived assets. SFAS No. 143 requires that the fair value of a liability associated with an asset retirement obligation (“ARO”) be recognized in the period in which it is incurred if a reasonable estimate can be made. The liability for the ARO is revised each subsequent period due to the passage of time and changes in estimates. The associated retirement costs are capitalized as part of the carrying amount of the long–lived asset and subsequently depreciated over the estimated useful life of the asset.

     The adoption of SFAS No. 143 in 2003 resulted in a charge of $5.6 million, net of tax of $2.8 million, recorded as the cumulative effect of accounting change in the consolidated statement of operations. In conjunction with the adoption, we recorded ARO liabilities of $11.4 million primarily for anticipated costs of obligations associated with the future disposal of power source units at certain of our divisions and refurbishment costs associated with certain leased facilities in Europe and with a fleet of leased railcars and tanks.

     On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. The adoption of SFAS No. 142 required us to cease amortizing goodwill and to perform a transitional test of goodwill in each of our reporting units as of January 1, 2002. The reporting units were based on our organizational and reporting structure. Corporate and other assets and liabilities were allocated to the reporting units to the extent that they related to the operations of these reporting units. Valuations of the reporting units were performed by an independent third party. The goodwill in both the EIMCO and BIRD operating divisions of the former Process segment was determined to be impaired using a combination of a market value and discounted cash flows approach to estimate fair value. Accordingly, we recognized transitional impairment losses of $42.5 million, net of tax of $20.4 million in 2002 as the cumulative effect of accounting change in the consolidated statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Our objective in appropriately financing our business is to maintain adequate financial resources and access to additional liquidity. During the last three years, cash flows from operations have been our principal source of funding. We anticipate that this trend will continue in 2004. We also have a $500.0 million three–year committed revolving credit facility that would provide an ample source of back–up liquidity that would be available in the event of an unanticipated significant demand on cash flow that could not be funded by operations or short–term borrowings.

     Our capital planning process is focused on utilizing cash flows generated from operations in ways that enhance the value of the Company. In 2003, we used cash for a mix of activities including working capital needs, payment of dividends, repayment of debt, repurchase of common stock and capital expenditures. In 2004, we expect that this trend will continue, as we do not anticipate any additional material demands, commitments or other events that would require significant outlays of cash.

Cash Flows

     Cash flows provided (used) by continuing operations by type of activity were as follows for the years ended December 31:

	2003	2002	2001

Operating activities	$660.9	$628.7	$653.0
Investing activities	(362.0)	(280.9)	(239.4)
Financing activities	(342.5)	(313.6)	(474.0)

     Cash flow statements for companies with international operations that are local currency functional exclude the effects of the changes in foreign currency exchange rates that occur during any given year, as these are considered to be noncash changes and, as such, changes reflected in certain accounts on the cash flow statements may not reflect the changes in corresponding accounts on the consolidated balance sheets. During 2003, 2002 and 2001, these changes in foreign currency exchange rates were significant and resulted in corresponding changes in the foreign currency translation adjustment account.

     During 2003, we revised our capital expenditure reporting procedures for certain rental tools and engineering prototype tools. Previously, amounts for these items were reported as transfers from inventory to property, plant and equipment; however, they will now be reported as capital expenditures. In addition, depreciation related to certain of these tools that had not previously been included in total depreciation and amortization expense is now included in this caption. The consolidated statements of cash flows for the years ended December 31, 2002 and 2001 have been reclassified to give effect to this change. There was no impact to the consolidated statements of operations or the consolidated balance sheets for any of the periods presented.

Operating Activities

     Cash flows from operating activities have been relatively consistent during the last three years and we expect this trend to continue in 2004. We attribute the stability in our cash flow to successful management of working capital and consistent levels of income from continuing operations adjusted for non–cash items.

     Cash flows from operating activities from continuing operations increased $32.2 million in 2003 compared with 2002. The primary reason for this increase was improved operating performance, attributable to our increased revenues. In addition, working capital decreased with the effect of increasing cash flows from operating activities.

     The underlying drivers of the changes in working capital are as follows:

•	An increase in accounts receivable in 2003 used $15.4 million in cash. This was due to increases in revenue offset by a reduction in days sales outstanding (defined as the average number of days our accounts receivable are outstanding) of approximately two days.

•	A decrease in inventory in 2003 provided $21.5 million in cash as we increased our focus on improving the utilization of inventory on hand.

•	An increase in accounts payable and accrued compensation and other accrued liabilities provided $31.8 million in cash. This was due to increased activity, increased employee compensation accruals, better management of our accounts payable and increased accruals for our self insurance programs. These changes were partially offset by $59.8 million more in income tax payments in 2003 compared with 2002.

     Our pension contributions in 2003 were approximately $28.0 million, an increase of approximately $19.0 million compared with the prior year, due to the formation of a new U.S. pension plan in 2002. In 2004, we expect pension contributions to increase and to be between $35.0 million and $40.0 million.

     Cash flows from operating activities from continuing operations decreased $24.3 million in 2002 compared with 2001 primarily due to decreased operating performance attributable to our decreased revenues. In addition, working capital increased with the effect of decreasing cash flows from operating activities.

     The underlying drivers of the changes in working capital are as follows:

•	A decrease in accounts receivable in 2002 provided $87.2 million in cash primarily due to decreases in revenues as days sales outstanding remained unchanged in 2002 compared with 2001.

•	A decrease in inventory in 2002 provided $17.5 million in cash as we increased our focus on improving the utilization of inventory on hand.

•	A decrease in accounts payable and accrued compensation and other accrued liabilities in 2002 used $219.5 million in cash. This was due to decreased activity, decreased employee compensation accruals and the payment of $31.0 million more in income taxes in 2002 compared with 2001.

Investing Activities

     Our principal recurring investing activity is the funding of capital expenditures to improve the productivity of operations. Expenditures for capital assets totaled $405.2 million, $356.4 million and $326.0 million for 2003, 2002 and 2001, respectively. The increase in capital expenditures in 2003 compared with 2002 is due to expenditures necessary to support our growth and operations. The majority of these expenditures were for machinery and equipment and rental tools.

     We made two acquisitions in 2003 having an aggregate purchase price of $16.9 million, of which $9.5 million was paid in cash. As a result of these acquisitions, we recorded approximately $3.9 million of goodwill and $9.6 million of intangible assets through December 31, 2003. The purchase prices are allocated based on fair values of the acquisitions and may be subject to change based on the final determination of the purchase price allocation. In addition, during 2003, we invested $38.1 million in affiliates, of which $30.1 million related to the Company’s 50% interest in the QuantX Wellbore Instrumentation venture, which is engaged in the permanent in–well monitoring market.

     During 2002, we made three acquisitions having an aggregate cash purchase price of $39.7 million, net of cash acquired. As a result of these acquisitions, we recorded approximately $28.4 million of goodwill. In addition, during 2002, we invested $16.5 million in Luna Energy, L.L.C. (“Luna Energy”), a venture formed to develop, manufacture, commercialize, sell, market and distribute downhole fiber optic and other sensors for oil and natural gas exploration, production, transportation and refining applications. We have a 40% ownership interest in Luna Energy and account for this investment using the equity method of accounting.

     In 2003, we completed the sale of our interest in an oil producing property in West Africa for $32.0 million in proceeds. We received a deposit of $10.0 million in 2002 and the remaining $22.0 million in 2003. During 2002, we also disposed of our EIMCO division for $48.9 million in proceeds. We received $44.0 million in proceeds in 2002, with the remainder of the sales price held in escrow pending completion of final adjustments of the purchase price. In 2003, all purchase price adjustments were completed, resulting in the release of the escrow balance. We received $2.0 million and $2.9 million was returned to the buyer.

     Proceeds from disposal of assets were $66.8 million, $77.7 million and $77.6 million for 2003, 2002 and 2001, respectively. These disposals relate to machinery, rental tools and equipment no longer used in operations that were sold throughout the year.

     In January 2004, we completed the sale of BIRD and received $5.6 million in proceeds, which is subject to adjustment pending final completion of the purchase price. In addition, in February 2004, we completed the sale of our minority interest in Petreco International and received proceeds of $35.8 million, of which $7.4 million is held in escrow pending the outcome of potential indemnification obligations pursuant to the sales agreement. We do not believe the transaction is material to our financial condition or results of operations.

Financing Activities

     We had net borrowings of commercial paper and other short–term debt of $4.5 million during 2003 compared with net repayments of $163.7 million and $67.9 million in 2002 and 2001, respectively. We also repaid the $100.0 million 5.8% Notes due February 2003. The repayment was funded with cash on hand, cash flow from operations and the issuance of commercial paper.

     Total debt outstanding at December 31, 2003 was $1,484.4 million, a decrease of $63.4 million compared with December 31, 2002. The total debt to total capitalization (defined as total debt plus stockholders’ equity) ratio was 0.31 at December 31, 2003 and 2002.

     At different times during 2003, we entered into three separate interest rate swap agreements, each for a notional amount of $325.0 million, associated with our 6.25% Notes due January 2009. These agreements had been designated and had qualified as fair value hedging instruments. Due to our outlook for interest rates, we terminated the three agreements and received payments totaling $26.9 million. Each of the three agreements was terminated prior to entering into a new agreement. The deferred gains are being amortized as a reduction of interest expense over the remaining life of the underlying debt security, which matures in January 2009.

     During 2002, we terminated two interest rate swap agreements that had been entered into in prior years. These agreements had been designated and had qualified as fair value hedging instruments. Upon termination, we received proceeds totaling $15.8 million. The deferred gains of $4.8 million and $11.0 million are being amortized as a reduction of interest expense over the remaining lives of the underlying debt securities, which mature in June 2004 and January 2009, respectively.

     We received proceeds of $61.8 million, $38.3 million and $50.1 million from the issuance of common stock in 2003, 2002 and 2001, respectively, from the exercise of stock options and the issuance of stock through our employee stock purchase plan.

     During 2002, we were authorized by our Board of Directors to repurchase up to $275.0 million of our common stock. During 2003, we repurchased 6.3 million shares at an average price of $28.78 per share, for a total of $181.4 million. During 2002, we repurchased 1.8 million shares at an average price of $27.52 per share, for a total of $49.1 million. Upon repurchase, the shares were retired.

     We paid dividends of $154.3 million, $154.9 million and $154.4 million in 2003, 2002 and 2001, respectively.

Available Credit Facilities

     At December 31, 2003, we had $930.2 million of credit facilities with commercial banks, of which $500.0 million is a three–year committed revolving credit facility (the “facility”) that expires in July 2006. The facility contains certain covenants which, among other things, require the maintenance of a funded indebtedness to total capitalization ratio (a defined formula per the facility) of less than or equal to 0.50, limit the amount of subsidiary indebtedness and restrict the sale of significant assets, defined as 10% or more of total consolidated assets. At December 31, 2003, we were in compliance with all the facility covenants, including the funded indebtedness to total capitalization ratio, which was 0.30. There were no direct borrowings under the facility during the year ended December 31, 2003; however, to the extent we have outstanding commercial paper, our ability to borrow under the facility is reduced. At December 31, 2003, we had no outstanding commercial paper.

     If market conditions were to change and revenues were to be significantly reduced or operating costs could not be controlled, our cash flows and liquidity could be reduced. Additionally, it could cause the rating agencies to lower our credit rating. We do not have any ratings triggers in the facility that would accelerate the maturity of any borrowings under the facility. However, a downgrade in our credit ratings could increase the cost of borrowings under the facility. Also, a downgrade in our credit ratings could limit or preclude our ability to issue commercial paper. Should this occur, we would seek alternative sources of funding, including borrowing under the facility.

Cash Requirements

     We believe operating cash flows combined with short–term borrowings, as needed, will provide us with sufficient capital resources and liquidity to manage our operations, meet contractual obligations, fund capital expenditures, repurchase common stock and support the development of our short–term and long–term operating strategies.

     We currently expect that 2004 capital expenditures will be between $320.0 million and $340.0 million, excluding acquisitions. The expenditures are expected to be used primarily for normal, recurring items necessary to support the growth of our business and operations.

     In 2004, we will repay the $100.0 million 8% Notes due May 2004 and the $250.0 million 7.875% Notes due June 2004. These repayments are expected to be funded with one or more of the following: cash flows from operations, available cash on hand and commercial paper borrowings. In 2004, we also expect to make interest payments of approximately $85.0 million to $95.0 million. This is based on our current expectations of debt levels during 2004.

     We have authorization remaining to repurchase up to $44.5 million in common stock. We may continue to repurchase our common stock in 2004 depending on the price of our common stock, our liquidity and other considerations. We anticipate paying dividends of $0.46 per share of common stock in 2004. However, our Board of Directors is free to change the dividend policy at any time.

     During 2004, we estimate that we will contribute approximately $35.0 million to $40.0 million to our pension plans and make benefit payments related to postretirement welfare plans of approximately $14.0 million.

     We anticipate making income tax payments of approximately $150.0 million to $180.0 million in 2004.

     We do not believe that there are any other material trends, demands, commitments, events or uncertainties that would have, or are reasonably likely to have, a material impact on our financial condition and liquidity. Other than previously discussed, we currently have no information that would create a reasonable likelihood that the reported levels of revenues and cash flows from operations in 2003 are not indicative of what we can expect in the future.

     The following table summarizes our aggregate contractual cash obligations as of December 31, 2003 (in millions):

	Payments Due by Period

		Less Than	1 – 3	4 – 5	After
	Total	1 year	Years	Years	5 Years

Total debt (1)	$1,464.0	$350.4	$38.6	$—	$1,075.0
Operating leases	300.3	67.3	92.7	34.0	106.3
Purchase obligations (2)	102.0	80.2	17.3	4.3	0.2
Other long–term liabilities reflected on balance sheet under GAAP (3)	28.2	4.8	12.8	8.8	1.8

Total	$1,894.5	$502.7	$161.4	$47.1	$1,183.3

(1)	Amounts represent the expected cash payments for our long–term debt and do not include any unamortized discounts, deferred issuance costs or deferred gains on terminated interest rate swap agreements.

(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at anytime without penalty.

(3)	Amounts represent other long–term liabilities reflected in our consolidated balance sheet where both the timing and amount of payment streams are known. Amounts include: payments for certain environmental remediation liabilities, payments for deferred compensation, payouts under acquisition agreements and payments for certain asset retirement obligations. Amounts do not include: payments for pension contributions and payments for various postretirement welfare plans and postemployment benefit plans, as such amounts have not been determined beyond 2004.

Off–Balance Sheet Arrangements

     In the normal course of business with customers, vendors and others, we are contingently liable for performance under letters of credit and other bank issued guarantees which totaled approximately $284.9 million at December 31, 2003. In addition, at December 31, 2003, we have guaranteed debt and other obligations of third parties totaling up to $34.1 million, including $15.0 million relating to Petreco. This guarantee was terminated in conjunction with the sale of Petreco in February 2004.

     Other than normal operating leases, we do not have any off–balance sheet financing arrangements such as securitization agreements, liquidity trust vehicles, synthetic leases or special purpose entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

NEW ACCOUNTING STANDARDS

     Effective January 1, 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long–lived assets. SFAS No. 143 requires that the fair value of a liability associated with an asset retirement obligation (“ARO”) be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The liability for the ARO is revised each subsequent period due to the passage of time and changes in estimates. The associated retirement costs are capitalized as part of the carrying amount of the long–lived asset and subsequently depreciated over the life of the asset.

     The adoption of SFAS No. 143 in 2003 resulted in a charge of $5.6 million, net of tax of $2.8 million, recorded as the cumulative effect of accounting change in the consolidated statement of operations. In conjunction with the adoption, we recorded ARO liabilities of $11.4 million primarily for anticipated costs of obligations associated with the future disposal of power source units at certain of our divisions and refurbishment costs associated with certain leased facilities in Europe and with a fleet of leased railcars and tanks.

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and requires a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of the provisions of FIN 45 relating to the initial recognition and measurement of guarantor liabilities, which were effective for qualifying guarantees entered into or modified after December 31, 2002, did not have an impact on our consolidated financial statements. We adopted the new disclosure requirements in 2002.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. An entity is subject to the consolidation rules of FIN 46 and is referred to as a variable interest entity (“VIE”) if the entity’s equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its operations without additional financial support. In December 2003, the FASB issued modifications to FIN 46 (“FIN 46R”), resulting in multiple effective dates based on the nature as well as the creation date of a VIE. We are completing our evaluation of the provisions of the original FIN 46 and FIN 46R and do not expect the adoption to have an impact on our consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 on July 1, 2003 had no impact on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which modifies the accounting for certain financial instruments. SFAS No. 150 requires that these financial instruments be classified as liabilities and applies immediately for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 had no impact on our consolidated financial statements.

     In December 2003, the FASB revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. The new SFAS No. 132 requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans, of which certain disclosures are not required until 2004. We have adopted the disclosure requirements that were effective for 2003.

     In January 2004, the FASB issued FASB Staff Position No. FAS 106–1 (“FSP 106–1”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides temporary guidance concerning the recently enacted Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, requires presently enacted changes in laws that will take effect in future periods to be taken into account in measuring current period postretirement benefit cost and the accumulated projected benefit obligation (“APBO”). FSP 106–1 allows companies that sponsor affected postretirement benefit plans to elect to defer recognizing the effects of the Act on postretirement benefit expense and on the APBO pursuant to SFAS No. 106. We have elected to defer accounting for the effects of the Act until 2004.

RELATED PARTY TRANSACTIONS

     In conjunction with the formation of WesternGeco in November 2000, we entered into an agreement with Schlumberger whereby a cash true–up payment will be made by either of the parties to the venture based on a formula comparing the ratio of the net present value of sales revenue from each party’s contributed multiclient seismic libraries during the four–year period ending November 30, 2004 and the ratio of the net book value of those libraries as of November 30, 2000. The maximum payment that either party will be required to make as a result of this adjustment is $100.0 million. In the event that future sales from the contributed libraries continue in the same relative percentages incurred through December 31, 2003, we currently estimate that Schlumberger will make a payment to us in the range of $5.0 million to $10.0 million. Any payment to be received by us will be recorded as an adjustment to the carrying value of our investment in WesternGeco. In November 2000, we also entered into an agreement with WesternGeco whereby WesternGeco subleased a facility from us for a period of ten years at then current market rates. In 2003 and 2002, we received payments of $5.0 million and $5.5 million, respectively, from WesternGeco related to this lease. In conjunction with the formation of WesternGeco, we transferred a lease on a seismic vessel to the venture. We were the sole guarantor of this lease obligation. During 2003, the lease and guarantee were terminated as a result of the purchase of the seismic vessel by WesternGeco.

     At December 31, 2003 and 2002, net accounts receivable from affiliates totaled $0.7 million and $16.1 million, respectively. There were no other significant related party transactions.

FORWARD–LOOKING STATEMENTS

     MD&A and certain statements in the Notes to Consolidated Financial Statements include forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (each a “Forward–Looking Statement”). The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “estimate,” “project,” “forecasts,” “outlook,” “aim,” “will,” “could,” “should,” “would,” “may,” “likely” and similar expressions, and the negative thereof, are intended to identify forward–looking statements. Our expectations regarding our business outlook, customer spending, oil and natural gas prices and our business environment and the industry in general are only our forecasts regarding these matters. These forecasts may be substantially different from actual results, which are affected by the following risk factors: the level of petroleum industry exploration and production expenditures; drilling rig and oil and natural gas industry manpower and equipment availability; our ability to implement and effect price increases for our products and services; our ability to control our costs; the availability of sufficient raw materials, manufacturing capacity and subcontracting capacity at forecasted costs to meet our revenue goals; the effect of competition, particularly our ability to introduce new technology on a forecasted schedule and at forecasted costs; the ability of our competitors to capture market share; our ability to retain or increase our market share; potential impairment of long–lived assets; world economic conditions; the price of, and the demand for, crude oil and natural gas; drilling activity; seasonal and other weather conditions that affect the demand for energy and severe weather conditions, such as hurricanes, that affect exploration and production activities; the legislative and regulatory environment in the U.S. and other countries in which we operate; outcome of government and internal investigations and legal proceedings; OPEC policy and the adherence by OPEC nations to their production quotas; war, military action or extended period of international conflict, particularly involving the U.S., Middle East or other major petroleum–producing or consuming regions; any future acts of war, armed conflicts or terrorist activities; civil unrest or in–country security concerns where we operate; expropriation; the development of technology by us or our competitors that lowers overall finding and development costs; new laws and regulations that could have a significant impact on the future operations and conduct of all businesses; labor–related actions, including strikes, slowdowns and facility occupations; the condition of the capital and equity markets in general; adverse foreign exchange fluctuations and adverse changes in the capital markets in international locations where we operate; and the timing of any of the foregoing. See “Key Risk Factors” for a more detailed discussion of certain of these risk factors.

     Our expectations regarding our level of capital expenditures described in “Liquidity and Capital Resources” are only our forecasts regarding these matters. In addition to the factors described in the previous paragraph, in “Business Environment,” and in “Item 1. Business–Environmental Matters,” these forecasts may be substantially different from actual results, which are affected by the following factors: the accuracy of our estimates regarding our spending requirements; regulatory, legal and contractual impediments to spending reduction measures; the occurrence of any unanticipated acquisition or research and development opportunities; changes in our strategic direction; and the need to replace any unanticipated losses in capital assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     We are exposed to certain market risks that are inherent in our financial instruments that arise in the normal course of business. We may enter into derivative financial instrument transactions to manage or reduce market risk but do not enter into derivative financial instrument transactions for speculative purposes. A discussion of our primary market risk exposure in financial instruments is presented below.

INDEBTEDNESS

     We are subject to interest rate risk on our long–term fixed interest rate debt. Commercial paper borrowings, other short–term borrowings and variable rate long–term debt do not give rise to significant interest rate risk because these borrowings either have maturities of less than three months or have variable interest rates. All other things being equal, the fair market value of debt with a fixed interest rate will increase as interest rates fall and will decrease as interest rates rise. This exposure to interest rate risk is managed by borrowing money that has a variable interest rate or using interest rate swaps to change fixed interest rate borrowings to variable interest rate borrowings.

     At December 31, 2003, we had fixed rate debt aggregating $1,425.6 million and variable rate debt aggregating $38.4 million. The following table sets forth, as of December 31, 2003 and 2002, the principal cash flow requirements for our indebtedness, which bear a fixed rate of interest and are denominated in U.S. Dollars, and the related weighted average effective interest rates by expected maturity dates (dollar amounts in millions).

	2003	2004		2005	2006	2007	2008	Thereafter		Total

As of December 31, 2003:
Long–term debt (1)	$—	$350.4		$—	$0.2	$—	$—	$1,075.0		$1,425.6
Weighted average effective interest rates		7.21	%(2)		6.12%			6.16	%(2)	6.41	%(2)
As of December 31, 2002:
Long–term debt (1)	$100.3	$350.3		$0.1	$0.2	$—	$—	$1,075.0		$1,525.9
Weighted average effective interest rates	6.08%	7.22	%(2)	4.15%	6.50%			6.71	%(2)	6.79	%(2)

(1)	Fair market value of fixed rate long–term debt was $1,570.8 million at December 31, 2003 and $1,679.9 million at December 31, 2002.

(2)	Includes the effect of the amortization of deferred gains on terminated interest rate swap agreements.

INTEREST RATE SWAP AGREEMENTS

     At different times during 2003, we entered into three separate interest rate swap agreements, each for a notional amount of $325.0 million, associated with our 6.25% Notes due January 2009. These agreements had been designated and had qualified as fair value hedging instruments. Due to our outlook for interest rates, we terminated the three agreements and received payments totaling $26.9 million. Each of the three agreements was terminated prior to entering into a new agreement. The deferred gains are being amortized as a reduction of interest expense over the remaining life of the underlying debt security, which matures in January 2009.

     During 2002, we terminated two interest rate swap agreements that had been entered into in prior years. These agreements had been designated and had qualified as fair value hedging instruments. Upon termination, we received proceeds totaling $15.8 million. The deferred gains of $4.8 million and $11.0 million are being amortized as a reduction of interest expense over the remaining lives of the underlying debt securities, which mature in June 2004 and January 2009, respectively.

FOREIGN CURRENCY AND FOREIGN CURRENCY FORWARD CONTRACTS

     We conduct operations around the world in a number of different currencies. The majority of our significant foreign subsidiaries have designated the local currency as their functional currency. As such, future earnings are subject to change due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currencies. To minimize the need for foreign currency forward contracts to hedge this exposure, our objective is to manage foreign currency exposure by maintaining a minimal consolidated net asset or net liability position in a currency other than the functional currency.

     At December 31, 2003, we had entered into several foreign currency forward contracts with notional amounts aggregating $62.5 million to hedge exposure to currency fluctuations in various foreign currencies, including the British Pound Sterling, the Norwegian Krone, the Euro, the Brazilian Real and the Argentine Peso. The contracts are designated and qualify as fair value hedging instruments. Based on quoted market prices as of December 31, 2003 for contracts with similar terms and maturity dates, we recorded a gain of $1.5 million to adjust these foreign currency forward contracts to their fair market value. This gain offsets designated foreign exchange losses resulting from the underlying exposures and is included in selling, general and administrative expense in the consolidated statement of operations.

     At December 31, 2002, we had entered into a foreign currency forward contract with a notional amount of $20.0 million to hedge exposure to fluctuations in the British Pound Sterling. The contract was a cash flow hedge. Based on year–end quoted market prices for contracts with similar terms and maturity dates, no asset or liability was recorded as the forward price was substantially the same as the contract price.

     The counterparties to the forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the unlikely event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT REPORT OF FINANCIAL RESPONSIBILITIES

     The management of Baker Hughes Incorporated is responsible for the preparation and integrity of the accompanying consolidated financial statements and all other information contained in this annual report on Form 10–K. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include amounts that are based on management’s informed judgments and estimates.

     In fulfilling its responsibilities for the integrity of financial information, management maintains and relies on the Company’s system of internal control. This system includes written policies, an organizational structure providing division of responsibilities, the selection and training of qualified personnel and a program of financial and operational reviews by a professional staff of corporate auditors. The system is designed to provide reasonable assurance that assets are safeguarded, transactions are executed in accordance with management’s authorization and accounting records are reliable as a basis for the preparation of the consolidated financial statements. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control, and that the cost of such systems should not exceed the benefits to be derived there from. Management believes that, as of December 31, 2003, the Company’s internal control system provides reasonable assurance that material errors or irregularities will be prevented or detected within a timely period and is cost effective.

     Management has also established and maintains a system of disclosure controls designed to provide reasonable assurance that information required to be disclosed is accumulated and reported in an accurate and timely manner. A Disclosure Control and Internal Control Committee is in place to oversee this process and management believes that these controls are effective.

     Management recognizes its responsibility for fostering a strong ethical climate so that the Company’s affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in the Company’s Business Code of Conduct which is distributed throughout the Company. Management maintains a systematic program to assess compliance with the policies included in the Business Code of Conduct.

     The Board of Directors, through its Audit/Ethics Committee composed solely of nonemployee directors, reviews the Company’s financial reporting, accounting and ethical practices. In 2003, the Audit/Ethics Committee engaged the Company’s independent public accountants, Deloitte & Touche LLP, and approved their fee arrangements. It meets periodically with the independent public accountants, management and the corporate auditors to review the work of each and the propriety of the discharge of their responsibilities. The independent public accountants and the corporate auditors have full and free access to the Audit/Ethics Committee, without management present, to discuss auditing and financial reporting matters.

/s/ MICHAEL E. WILEY	/s/ G. STEPHEN FINLEY	/s/ ALAN J. KEIFER
Michael E. Wiley	G. Stephen Finley	Alan J. Keifer
Chairman and	Senior Vice President –	Vice President and
Chief Executive Officer	Finance and Administration,	Controller
and Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

Stockholders of Baker Hughes Incorporated:

     We have audited the accompanying consolidated balance sheets of Baker Hughes Incorporated and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule II, valuation and qualifying accounts. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Baker Hughes Incorporated and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As described in Note 1 to the consolidated financial statements: effective as of January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, which established new accounting and reporting standards for asset retirement obligations; effective as of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, which established new accounting and reporting standards for the recording, amortization and impairment of goodwill and other intangibles; and effective as of January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, as amended, which established new accounting and reporting standards for derivative instruments and hedging activities.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 11, 2004

Baker Hughes Incorporated
Consolidated Statements of Operations
(In millions, except per share amounts)

	Year Ended December 31,

	2003	2002	2001

Revenues	$5,292.8	$4,901.7	$5,037.6

Costs and expenses:
Cost of revenues	3,854.9	3,525.2	3,564.5
Selling, general and administrative	830.1	811.5	755.1
Impairment of investment in affiliate	45.3	—	—
Reversals of restructuring charge	(1.1)	—	(4.2)
Gain on disposal of assets	—	—	(2.4)

Total	4,729.2	4,336.7	4,313.0

Operating income	563.6	565.0	724.6
Equity in income (loss) of affiliates	(137.8)	(69.7)	45.8
Interest expense	(103.1)	(111.1)	(126.3)
Interest income	5.5	5.3	11.9

Income from continuing operations before income taxes	328.2	389.5	656.0
Income taxes	(148.1)	(159.9)	(223.6)

Income from continuing operations	180.1	229.6	432.4
Income (loss) from discontinued operations, net of tax	(45.6)	(18.2)	6.3

Income before extraordinary loss and cumulative effect of accounting change	134.5	211.4	438.7
Extraordinary loss, net of tax	—	—	(1.5)
Cumulative effect of accounting change, net of tax	(5.6)	(42.5)	0.8

Net income	$128.9	$168.9	$438.0

Basic earnings per share:
Income from continuing operations	$0.54	$0.68	$1.29
Income (loss) from discontinued operations	(0.14)	(0.06)	0.02
Extraordinary loss	—	—	—
Cumulative effect of accounting change	(0.02)	(0.12)	—

Net income	$0.38	$0.50	$1.31

Diluted earnings per share:
Income from continuing operations	$0.54	$0.68	$1.28
Income (loss) from discontinued operations	(0.14)	(0.06)	0.02
Extraordinary loss	—	—	—
Cumulative effect of accounting change	(0.02)	(0.12)	—

Net income	$0.38	$0.50	$1.30

See Notes to Consolidated Financial Statements

Baker Hughes Incorporated
Consolidated Balance Sheets
(In millions, except par value)

	December 31,

	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$98.4	$143.9
Accounts receivable – less allowance for doubtful accounts:
December 31, 2003, $62.8; December 31, 2002, $67.2	1,149.2	1,101.9
Inventories	1,023.6	996.5
Deferred income taxes	170.8	134.2
Other current assets	58.3	69.7
Assets of discontinued operations	23.6	122.1

Total current assets	2,523.9	2,568.3
Investments in affiliates	691.3	872.0
Property – less accumulated depreciation:
December 31, 2003, $2,238.9; December 31, 2002, $1,896.4	1,402.4	1,343.2
Goodwill	1,239.4	1,226.6
Intangible assets – less accumulated amortization:
December 31, 2003, $55.8; December 31, 2002, $44.8	163.4	135.5
Other assets	281.8	255.2

Total assets	$6,302.2	$6,400.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$387.6	$377.1
Short–term borrowings and current portion of long–term debt	351.4	123.5
Accrued employee compensation	278.9	247.9
Other accrued liabilities	257.3	256.4
Liabilities of discontinued operations	26.7	75.9

Total current liabilities	1,301.9	1,080.8
Long–term debt	1,133.0	1,424.3
Deferred income taxes	127.1	166.7
Pensions and postretirement benefit obligations	311.1	263.0
Other liabilities	78.7	68.8
Commitments and contingencies
Stockholders’ equity:
Common stock, one dollar par value (shares authorized – 750.0; outstanding – 332.0 at December 31, 2003 and 335.8 at December 31, 2002)	332.0	335.8
Capital in excess of par value	2,998.6	3,111.6
Retained earnings	170.9	196.3
Accumulated other comprehensive loss	(151.1)	(246.5)

Total stockholders’ equity	3,350.4	3,397.2

Total liabilities and stockholders’ equity	$6,302.2	$6,400.8

See Notes to Consolidated Financial Statements

Baker Hughes Incorporated
Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)

				Accumulated Other
				Comprehensive
				Income (Loss)

		Capital	Retained	Foreign
		in Excess	Earnings	Currency	Pension
	Common	of	(Accumulated	Translation	Liability
	Stock	Par Value	Deficit)	Adjustment	Adjustment	Total

Balance, December 31, 2000	$333.7	$3,065.7	$(101.3)	$(245.1)	$(6.3)	$3,046.7
Comprehensive income:
Net income			438.0
Other comprehensive loss (net of tax of $(0.2) and $3.2, respectively)				(52.5)	(5.9)
Total comprehensive income						379.6
Cash dividends ($0.46 per share)			(154.4)			(154.4)
Stock issued pursuant to employee stock plans	2.3	53.6				55.9

Balance, December 31, 2001	336.0	3,119.3	182.3	(297.6)	(12.2)	3,327.8
Comprehensive income:
Net income			168.9
Reclassifications included in net income due to sale of business				20.0
Other comprehensive income (net of tax of $(0.2) and $15.7, respectively)				74.5	(31.2)
Total comprehensive income						232.2
Cash dividends ($0.46 per share)			(154.9)			(154.9)
Stock issued pursuant to employee stock plans	1.6	39.6				41.2
Repurchase and retirement of common stock	(1.8)	(47.3)				(49.1)

Balance, December 31, 2002	335.8	3,111.6	196.3	(203.1)	(43.4)	3,397.2
Comprehensive income:
Net income			128.9
Reclassifications included in net income due to sale of business				17.7
Other comprehensive income (net of tax of $0.3 and $5.3, respectively)				95.6	(17.9)
Total comprehensive income						224.3
Cash dividends ($0.46 per share)			(154.3)			(154.3)
Stock issued pursuant to employee stock plans	2.5	62.1				64.6
Repurchase and retirement of common stock	(6.3)	(175.1)				(181.4)

Balance, December 31, 2003	$332.0	$2,998.6	$170.9	$(89.8)	$(61.3)	$3,350.4

See Notes to Consolidated Financial Statements

Baker Hughes Incorporated
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Income from continuing operations	$180.1	$229.6	$432.4
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	349.2	321.6	339.5
Provision (benefit) for deferred income taxes	(35.5)	(3.5)	77.1
Gain on disposal of assets	(30.1)	(45.8)	(34.9)
Impairment of investment in affiliate	45.3	—	—
Equity in (income) loss of affiliates	137.8	69.7	(45.8)
Change in accounts receivable	(15.4)	87.2	(81.8)
Change in inventories	21.5	17.5	(154.0)
Change in accounts payable	16.1	(57.0)	101.2
Change in accrued employee compensation and other accrued liabilities	15.7	(65.3)	101.4
Change in pensions and postretirement benefit obligations and other liabilities	(4.1)	18.0	(7.7)
Change in other assets and liabilities	(19.7)	56.7	(74.4)

Net cash flows from continuing operations	660.9	628.7	653.0
Net cash flows from discontinued operations	1.8	79.0	95.1

Net cash flows from operating activities	662.7	707.7	748.1

Cash flows from investing activities:
Expenditures for capital assets	(405.2)	(356.4)	(326.0)
Acquisition of businesses, net of cash acquired	(9.5)	(39.7)	—
Investments in affiliates	(38.1)	(16.5)	—
Proceeds from sale of business and interest in affiliate	24.0	54.0	9.0
Proceeds from disposal of assets	66.8	77.7	77.6

Net cash flows from continuing operations	(362.0)	(280.9)	(239.4)
Net cash flows from discontinued operations	(0.1)	(2.2)	(16.7)

Net cash flows from investing activities	(362.1)	(283.1)	(256.1)

Cash flows from financing activities:
Net borrowings (repayments) of commercial paper and other short–term debt	4.5	(163.7)	(67.9)
Repayment of indebtedness	(100.0)	—	(301.8)
Proceeds from termination of interest rate swap agreements	26.9	15.8	—
Proceeds from issuance of common stock	61.8	38.3	50.1
Repurchase of common stock	(181.4)	(49.1)	—
Dividends	(154.3)	(154.9)	(154.4)

Net cash flows from continuing operations	(342.5)	(313.6)	(474.0)
Net cash flows from discontinued operations	—	—	—

Net cash flows from financing activities	(342.5)	(313.6)	(474.0)

Effect of foreign exchange rate changes on cash	(3.6)	(5.8)	(3.7)

Increase (decrease) in cash and cash equivalents	(45.5)	105.2	14.3
Cash and cash equivalents, beginning of year	143.9	38.7	24.4

Cash and cash equivalents, end of year	$98.4	$143.9	$38.7

Income taxes paid	$188.5	$128.7	$97.7
Interest paid	$116.2	$111.8	$122.2

See Notes to Consolidated Financial Statements

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

     Baker Hughes Incorporated (“Baker Hughes”) is engaged in the oilfield services industry. Baker Hughes is a major supplier of wellbore related products and technology services and systems to the oil and natural gas industry on a worldwide basis and provides products and services for drilling, formation evaluation, completion and production of oil and natural gas wells.

Basis of Presentation

     The consolidated financial statements include the accounts of Baker Hughes and all majority owned subsidiaries (the “Company”). Investments in which the Company owns 20% to 50% and exercises significant influence over operating and financial policies are accounted for using the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation. In the Notes to Consolidated Financial Statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. While management believes that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates. Estimates are used for, but are not limited to, determining the following: allowance for doubtful accounts and inventory valuation reserves, recoverability of long–lived assets, useful lives used in depreciation and amortization, income taxes and related valuation allowances, and insurance, environmental and legal accruals.

Revenue Recognition

     The Company’s products and services are generally sold based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other significant post delivery obligations. Revenue is recognized for products upon delivery and when title passes or when services and tool rentals are rendered and only when collectibility is reasonably assured. Provisions for estimated warranty returns or similar types of items are made at the time the related revenue is recognized.

Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first–in, first–out (“FIFO”) method or the average cost method, which approximates FIFO, and includes the cost of materials, labor and manufacturing overhead.

Property and Depreciation

     Property is stated at cost less accumulated depreciation, which is generally provided by using the straight–line method over the estimated useful lives of the individual assets. The Company manufactures a substantial portion of its rental tools and equipment and the cost of these items, which includes direct and indirect manufacturing costs, are capitalized and carried in inventory until the tool is completed. Once the tool is complete, the cost of the tool is reflected in capital expenditures and the tool is classified as rental tools and equipment in property. Significant improvements and betterments are capitalized if they extend the useful life of the asset.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

     The Company had an interest in an oil producing property in West Africa that was sold effective January 2003 and is classified as a discontinued operation. The Company used the full–cost method of accounting for this property. Under this method, the Company capitalized all acquisition, exploration and development costs incurred for the purpose of finding oil reserves. In accordance with full cost accounting rules, the Company performed ceiling tests on the carrying value of its oil properties. During 2001, the Company recorded a charge of $2.2 million related to the ceiling test. During 2002, there was no ceiling test charge recorded. Depreciation, depletion and amortization of oil properties were computed using the unit–of–production method based upon production and estimates of proved reserves and totaled $16.6 million and $16.5 million in 2002 and 2001, respectively. No costs were excluded from the full cost amortization pool. At December 31, 2002, the Company’s only cost center related to these properties was in West Africa.

Goodwill, Intangible Assets and Amortization

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Goodwill, including goodwill associated with equity method investments, and intangible assets with indefinite lives are not amortized. Intangible assets with finite useful lives are amortized either on a straight–line basis over the asset’s estimated useful life or on a basis that reflects the pattern in which the economic benefits of the intangible assets are realized. In 2001, goodwill was amortized using the straight–line method over the lesser of its expected useful life or 40 years.

Impairment of Long–Lived Assets

     Property, intangible assets and certain other assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related assets.

     The Company performs its annual impairment test of goodwill as of October 1, or more frequently if circumstances indicate that impairment may exist. Investments in affiliates are also reviewed for impairment whenever events or changes in circumstances indicate that impairment may exist. The determination of impairment is made by comparing the carrying amount with its fair value, which is calculated using a combination of a market value and discounted cash flows approach.

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

     The Company intends to indefinitely reinvest earnings of certain non–U.S. subsidiaries in operations outside the U.S.; accordingly, the Company does not provide U.S. income taxes for such earnings.

     The Company operates in more than 80 countries under many legal forms. As a result, the Company is subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among these governments. The Company’s operations in these different jurisdictions are taxed on various bases: actual income before taxes, deemed profits (which are generally determined using a percentage of revenues rather than profits) and withholding taxes based on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or the Company’s level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that the Company provides during any given year.

     The Company’s and its subsidiaries’ tax filings for various periods are subjected to audit by tax authorities in most jurisdictions where they conduct business. These audits may result in assessments of additional taxes that are resolved with the authorities or potentially through the courts. The Company believes that these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. The Company has received tax assessments from various taxing authorities and is currently

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

at varying stages of appeals and/or litigation regarding these matters. In these situations, the Company provides only for the amount the Company believes will ultimately result from these proceedings. The Company believes it has substantial defenses to the questions being raised and will pursue all legal remedies should an unfavorable outcome result. However, resolution of these matters involves uncertainties and there are no assurances that the outcomes will be favorable.

Product Warranties

     The Company sells certain of its products to customers with a product warranty that provides that customers can return a defective product during a specified warranty period following the purchase in exchange for a replacement product, repair at no cost to the customer or the issuance of a credit to the customer. The Company accrues its estimated exposure to warranty claims based upon current and historical product sales data, warranty costs incurred and any other related information known to the Company.

Environmental Matters

     Remediation costs are accrued based on estimates of known environmental remediation exposure using currently available facts, existing environmental permits and technology and presently enacted laws and regulations. For sites where the Company is primarily responsible for the remediation, the Company’s estimates of costs are developed based on internal evaluations and are not discounted. Such accruals are recorded when it is probable that the Company will be obligated to pay amounts for environmental site evaluation, remediation or related costs, and such amounts can be reasonably estimated. If the obligation can only be estimated within a range, the Company accrues the minimum amount in the range. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. Ongoing environmental compliance costs, such as obtaining environmental permits, installation of pollution control equipment and waste disposal, are expensed as incurred. Where the Company has been identified as a potentially responsible party in a United States federal or state “Superfund” site, the Company accrues its share of the estimated remediation costs of the site based on the ratio of the estimated volume of waste contributed to the site by the Company to the total volume of waste at the site.

Foreign Currency Translation

     The majority of the Company’s significant foreign subsidiaries have designated the local currency as their functional currency and, as such, gains and losses resulting from balance sheet translation of foreign operations are included as a separate component of accumulated other comprehensive loss within stockholders’ equity. For those foreign subsidiaries that have designated the U.S. Dollar as the functional currency, gains and losses resulting from balance sheet translation of foreign operations are included in the consolidated statements of operations as incurred.

Derivative Financial Instruments

     The Company monitors its exposure to various business risks including commodity price, foreign exchange rate and interest rate risks and occasionally uses derivative financial instruments to manage the impact of certain of these risks. The Company’s policies do not permit the use of derivative financial instruments for speculative purposes. The Company uses foreign currency forward contracts to hedge certain firm commitments and transactions denominated in foreign currencies. The Company uses interest rate swaps to manage interest rate risk.

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

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

Stock–Based Compensation

     As allowed under SFAS No. 123, Accounting for Stock–Based Compensation, the Company has elected to account for its stock–based compensation using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, no compensation expense is recognized when the number of shares granted is known and the exercise price of the stock option at the time of grant is equal to or greater than the market price of the Company’s common stock. Reported net income does not include any compensation expense associated with stock options but does include compensation expense associated with restricted stock awards.

     If the Company had recognized compensation expense as if the fair value based method had been applied to all awards as provided for under SFAS No. 123, the Company’s pro forma net income, earnings per share (“EPS”) and stock–based compensation cost would have been as follows for the years ended December 31:

	2003	2002	2001

Net income, as reported	$128.9	$168.9	$438.0
Add: Stock–based compensation for restricted stock awards included in reported net income, net of tax	1.9	2.1	1.5
Deduct: Stock–based compensation determined under the fair value method, net of tax	(23.1)	(23.3)	(21.2)

Pro forma net income	$107.7	$147.7	$418.3

Basic EPS
As reported	$0.38	$0.50	$1.31
Pro forma	0.32	0.44	1.25
Diluted EPS
As reported	$0.38	$0.50	$1.30
Pro forma	0.32	0.44	1.24

     These pro forma calculations may not be indicative of future amounts since additional awards in future years are anticipated.

     Under SFAS No. 123, the fair value of stock–based awards is calculated through the use of option pricing models. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black–Scholes option pricing model with the following weighted average assumptions:

	Assumptions

			Risk–Free	Expected
	Dividend	Expected	Interest	Life
	Yield	Volatility	Rate	(in years)

2003	1.6%	45.0%	2.5%	3.8
2002	1.4%	45.0%	3.5%	3.8
2001	1.1%	53.0%	3.4%	3.1

     The weighted average fair values of options granted in 2003, 2002 and 2001 were $10.25, $10.24 and $15.04 per share, respectively.

New Accounting Standards

     Effective January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long–lived assets. SFAS No. 143 requires that the fair value of a liability associated with an asset retirement obligation (“ARO”) be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The liability for the ARO is revised each subsequent period due to the passage of time and changes in estimates. The associated retirement costs are capitalized as part of the carrying amount of the long–lived asset and subsequently depreciated over the life of the asset.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

     The adoption of SFAS No. 143 in 2003 resulted in a charge of $5.6 million, net of tax of $2.8 million, recorded as the cumulative effect of accounting change in the consolidated statement of operations. In conjunction with the adoption, the Company recorded ARO liabilities of $11.4 million primarily for anticipated costs of obligations associated with the future disposal of power source units at certain of its divisions and refurbishment costs associated with certain leased facilities in Europe and with a fleet of leased railcars and tanks. The Company has not presented pro forma ARO disclosures as pro forma net income and earnings per share would not be materially different from the Company’s actual results.

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and requires a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of the provisions of FIN 45 relating to the initial recognition and measurement of guarantor liabilities, which were effective for qualifying guarantees entered into or modified after December 31, 2002, did not have an impact on the consolidated financial statements of the Company. The Company adopted the new disclosure requirements in 2002.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. An entity is subject to the consolidation rules of FIN 46 and is referred to as a variable interest entity (“VIE”) if the entity’s equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its operations without additional financial support. In December 2003, the FASB issued modifications to FIN 46 (“FIN 46R”), resulting in multiple effective dates based on the nature as well as the creation date of a VIE. The Company is currently evaluating the provisions of the original FIN 46 and FIN 46R for any potential VIEs created prior to February 1, 2003, but does not expect the adoption to have a material impact, if any, on the consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 on July 1, 2003 had no impact on the consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which modifies the accounting for certain financial instruments. SFAS No. 150 requires that these financial instruments be classified as liabilities and applies immediately for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 had no impact on the consolidated financial statements.

     In December 2003, the FASB revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. The new SFAS No. 132 requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans, of which certain disclosures are not required until 2004. The Company has adopted the disclosure requirements that were effective for 2003.

     In January 2004, the FASB issued FASB Staff Position No. FAS 106–1 (“FSP 106–1”). Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides temporary guidance concerning the recently enacted Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, requires presently enacted changes in laws that will take effect in future periods to be taken into account in measuring current period postretirement benefit cost and the accumulated projected benefit obligation (“APBO”). FSP 106–1 allows companies that sponsor affected postretirement benefit plans to elect to defer recognizing the effects of the Act on postretirement benefit expense and on the APBO pursuant to SFAS No. 106. The Company has elected to defer accounting for the effects of the Act until 2004.

Reclassifications

     Certain reclassifications have been made to the prior years’ consolidated financial statements to conform with the current year presentation.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

NOTE 2. DISCONTINUED OPERATIONS

     In the third quarter of 2003, the Company’s Board of Directors approved and management initiated a plan to sell BIRD Machine (“BIRD”), the remaining division of the former Process segment. In October 2003, the Company signed a definitive agreement for the sale of BIRD and recorded charges totaling $37.4 million, net of tax of $10.9 million, which consisted of a loss of $13.5 million on the write–down of BIRD to fair value, $6.2 million of severance and warranty accruals and a loss of $17.7 million related to the recognition of cumulative foreign currency translation adjustments into earnings. The sale closed in January 2004 and the Company received $5.6 million in proceeds, which is subject to adjustment pending final completion of the purchase price. The Company retained certain accounts receivable, inventories and other assets.

     In 2000, the Company decided to substantially exit the oil and natural gas exploration business and proceeded to dispose of its various oil and natural gas properties. In December 2002, the Company entered into exclusive negotiations for the sale of the Company’s interest in its oil producing operations in West Africa for $32.0 million in proceeds. The transaction was effective as of January 1, 2003, and resulted in a gain on sale of $4.1 million, net of a tax benefit of $0.2 million, recorded in the first quarter of 2003. The Company received $10.0 million as a deposit in 2002 and the remaining $22.0 million in April 2003.

     In November 2002, the Company sold EIMCO Process Equipment (“EIMCO”), a division of the former Process segment, and recorded a loss on disposal of $22.3 million, net of tax of $1.2 million, which consisted of a loss of $2.3 million on the write–down to fair value and a loss of $20.0 million related to the recognition of cumulative foreign currency translation adjustments into earnings. The Company received total proceeds of $48.9 million, of which $4.9 million was held in escrow pending completion of final adjustments of the purchase price. In 2003, all purchase price adjustments were completed, resulting in the release of the escrow balance, of which $2.9 million was returned to the buyer and $2.0 million was received by the Company. In 2003, the Company also recorded an additional loss on sale due to purchase price adjustments of $2.5 million, net of tax of $1.3 million.

     The Company has reclassified the consolidated financial statements for all prior periods presented to reflect these operations as discontinued. Summarized financial information from discontinued operations is as follows for the years ended December 31:

	2003	2002	2001

Revenues:
BIRD	$94.2	$118.7	$102.0
Oil producing operations	4.2	49.1	61.5
EIMCO	—	138.0	181.1

Total	$98.4	$305.8	$344.6

Income (loss) before income taxes:
BIRD	$(16.9)	$(9.1)	$(22.1)
Oil producing operations	1.8	19.7	27.8
EIMCO	—	(1.5)	—

Total	(15.1)	9.1	5.7

Income taxes:
BIRD	6.0	3.2	7.8
Oil producing operations	(0.7)	(8.7)	(7.2)
EIMCO	—	0.5	—

Total	5.3	(5.0)	0.6

Income (loss) before gain (loss) on disposal:
BIRD	(10.9)	(5.9)	(14.3)
Oil producing operations	1.1	11.0	20.6
EIMCO	—	(1.0)	—

Total	(9.8)	4.1	6.3

Gain (loss) on disposal, net of tax:
BIRD	(37.4)	—	—
Oil producing operations	4.1	—	—
EIMCO	(2.5)	(22.3)	—

Total	(35.8)	(22.3)	—

Income (loss) from discontinued operations	$(45.6)	$(18.2)	$6.3

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

     Assets and liabilities of discontinued operations are as follows for the years ended December 31:

	2003	2002

Cash and cash equivalents	$—	$3.2
Accounts receivable, net	6.0	17.7
Inventories	11.2	37.6
Other current assets	0.7	2.0
Property, net	5.7	60.3
Intangible assets, net	—	1.3

Assets of discontinued operations	$23.6	$122.1

Accounts payable	$12.0	$14.9
Accrued employee compensation	5.4	9.0
Other accrued liabilities	7.6	28.1
Deferred income taxes	—	20.3
Other liabilities	1.7	3.6

Liabilities of discontinued operations	$26.7	$75.9

NOTE 3. ACQUISITIONS

     In 2003, the Company made two acquisitions having an aggregate purchase price of $16.9 million, of which $9.5 million was paid in cash. As a result of these acquisitions, the Company recorded approximately $3.9 million of goodwill and $9.6 million of intangible assets through December 31, 2003. The purchase prices are allocated based on fair values of the acquisitions. Pro forma results of operations have not been presented because the effects of these acquisitions were not material to the Company’s consolidated financial statements on either an individual or aggregate basis.

     In 2002, the Company made three acquisitions having an aggregate cash purchase price of $39.7 million, net of cash acquired. As a result of these acquisitions, the Company recorded approximately $28.4 million of goodwill. The purchase prices were allocated based on fair values of the acquisitions. Pro forma results of operations have not been presented because the effects of these acquisitions were not material to the Company’s consolidated financial statements on either an individual or aggregate basis.

NOTE 4. REVERSALS OF RESTRUCTURING CHARGE

     In 2000, the Company’s Board of Directors approved the Company’s plan to substantially exit the oil and natural gas exploration business and recorded a restructuring charge of $29.5 million. Included in the restructuring charge was $1.1 million for a contractual obligation related to an oil and natural gas property in Angola. The property was sold in 2003 and the Company reversed the liability related to this contractual obligation. Also included in the restructuring charge was $4.5 million for the minimum amount of the Company’s share of project costs relating to the Company’s interest in an oil and natural gas property in Colombia. After unsuccessful attempts to negotiate a settlement with its joint venture partner, the Company decided to abandon further involvement in this project. Subsequently, in 2001, a third party approached the Company and agreed to assume the remaining obligations in exchange for the Company’s interest in the project. Accordingly, the Company reversed $4.2 million related to this obligation.

NOTE 5. INCOME TAXES

     The provision for income taxes is comprised of the following for the years ended December 31:

	2003	2002	2001

Current:
United States	$11.1	$21.2	$7.7
Foreign	172.5	142.2	138.8

Total current	183.6	163.4	146.5

Deferred:
United States	(45.6)	6.1	76.8
Foreign	10.1	(9.6)	0.3

Total deferred	(35.5)	(3.5)	77.1

Provision for income taxes	$148.1	$159.9	$223.6

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

     The geographic sources of income from continuing operations before income taxes are as follows for the years ended December 31:

	2003	2002	2001

United States	$(132.0)	$54.8	$229.7
Foreign	460.2	334.7	426.3

Income from continuing operations before income taxes	$328.2	$389.5	$656.0

     Tax benefits of $1.5 million, $1.4 million and $5.5 million associated with the exercise of employee stock options were allocated to equity and recorded in capital in excess of par value in the years ended December 31, 2003, 2002 and 2001, respectively.

     The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to income from continuing operations before income taxes for the reasons set forth below for the years ended December 31:

	2003	2002	2001

Statutory income tax at 35%	$114.9	$136.3	$229.6
Effect of WesternGeco operations	36.3	40.2	14.8
Effect of foreign operations	(5.8)	(14.4)	—
Net tax (benefit) charge related to foreign losses	4.9	10.0	(7.4)
Nondeductible goodwill amortization	—	—	8.5
State income taxes – net of U.S. tax benefit	4.0	2.7	2.7
IRS audit agreement and refund claims	(3.3)	(14.4)	(23.5)
Other – net	(2.9)	(0.5)	(1.1)

Provision for income taxes	$148.1	$159.9	$223.6

     During 2003, the Company recognized an incremental effect of $36.3 million of additional taxes attributable to its portion of the operations of WesternGeco. Of this amount, $15.9 million related to the reduction in the carrying value of the Company’s equity investment in WesternGeco, for which there was no tax benefit. The remaining $20.4 million arose from operations of the venture due to: (i) the venture being taxed in certain foreign jurisdictions based on a deemed profit basis, which is a percentage of revenues rather than profits, and (ii) unbenefitted foreign losses of the venture, which are operating losses and impairment and restructuring charges in certain foreign jurisdictions where there was no current tax benefit and where a deferred tax asset was not recorded due to the uncertainty of realization. In 2002 and 2001, the amount of additional taxes resulting from operations of the venture was $40.2 million and $14.8 million, respectively.

     In 2003, the Company recognized a current year benefit of $3.3 million as the result of refund claims filed in the U.S. In 2002, a $14.4 million benefit was recognized as the result of the settlement of an Internal Revenue Service (“IRS”) examination related to the Company’s September 30, 1996 through September 30, 1998 tax years. In 2001, a benefit of $23.5 million was recognized as a result of the settlement of the IRS examination of certain 1994 through 1997 pre–acquisition tax returns and related refund claims of Western Atlas Inc.

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

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. The tax effects of the Company’s temporary differences and carryforwards are as follows at December 31:

	2003	2002

Deferred tax assets:
Receivables	$15.4	$9.4
Inventory	122.8	106.9
Employee benefits	27.3	27.5
Other accrued expenses	45.1	43.0
Operating loss carryforwards	77.3	69.4
Tax credit carryforwards	79.8	95.8
Capitalized research and development costs	87.8	48.9
Other	15.6	9.2

Subtotal	471.1	410.1
Valuation allowances	(54.1)	(45.9)

Total	417.0	364.2

Deferred tax liabilities:
Property	138.8	151.6
Other assets	47.0	78.3
Goodwill	99.9	85.7
Undistributed earnings of foreign subsidiaries	19.6	24.0
Other	68.0	57.1

Total	373.3	396.7

Net deferred tax asset (liability)	$43.7	$(32.5)

     A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. The Company has provided a valuation allowance for operating loss carryforwards in certain non–U.S. jurisdictions where its operations have decreased, currently ceased or the Company has withdrawn entirely.

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

     At December 31, 2003, the Company had approximately $31.0 million of foreign tax credits and $36.1 million of general business credits available to offset future payments of federal income taxes, expiring in varying amounts between 2009 and 2024. The Company’s $12.7 million alternative minimum tax credits may be carried forward indefinitely under current U.S. law. The operating loss carryforwards without a valuation allowance will expire in varying amounts over the next twenty years.

NOTE 6. EARNINGS PER SHARE

     A reconciliation of the number of shares used for the basic and diluted EPS computations is as follows for the years ended December 31:

	2003	2002	2001

Weighted average common shares outstanding for basic EPS	334.9	336.8	335.6
Effect of dilutive securities – stock plans	1.0	1.1	1.8

Adjusted weighted average common shares outstanding for diluted EPS	335.9	337.9	337.4

Future potentially anti–dilutive shares excluded from diluted EPS:
Options with an option price greater than average market price for the period	6.8	5.0	4.6

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

NOTE 7. INVENTORIES

     Inventories are comprised of the following at December 31:

	2003	2002

Finished goods	$853.7	$816.5
Work in process	98.8	91.9
Raw materials	71.1	88.1

Total	$1,023.6	$996.5

NOTE 8. INVESTMENTS IN AFFILIATES

     The Company has investments in affiliates that are accounted for using the equity method of accounting. The most significant of these affiliates is WesternGeco, a seismic venture between the Company and Schlumberger Limited (“Schlumberger”). The Company and Schlumberger own 30% and 70% of the venture, respectively.

     In conjunction with the formation of WesternGeco in November 2000, the Company and Schlumberger entered into an agreement whereby the Company or Schlumberger will make a cash true–up payment to the other party based on a formula comparing the ratio of the net present value of sales revenue from each party’s contributed multiclient seismic data libraries during the four–year period ending November 30, 2004 and the ratio of the net book value of those libraries as of November 30, 2000. The maximum payment that either party will be required to make as a result of this adjustment is $100.0 million. In the event that future sales from the contributed libraries continue in the same relative percentages incurred through December 31, 2003, the Company currently estimates that Schlumberger will make a payment to the Company in the range of $5.0 million to $10.0 million. Any payment to be received by the Company will be recorded as an adjustment to the carrying value of its investment in WesternGeco. In November 2000, the Company also entered into an agreement with WesternGeco whereby WesternGeco subleased a facility from the Company for a period of ten years at then current market rates. During 2003, 2002 and 2001, the Company received payments of $5.0 million, $5.5 million and $4.6 million, respectively, from WesternGeco related to this lease. In conjunction with the formation of WesternGeco venture, the Company transferred a lease on a seismic vessel to the venture. The Company was the sole guarantor of this lease obligation. During 2003, the lease and guarantee were terminated as a result of the purchase of the seismic vessel by WesternGeco.

     Included in the caption “Equity in income (loss) of affiliates” in the Company’s consolidated statement of operations for 2003 is $135.7 million for the Company’s share of $452.0 million of certain impairment and restructuring charges taken by WesternGeco in 2003. The charges related to the impairment of WesternGeco’s multiclient seismic library and rationalization of WesternGeco’s marine seismic fleet. In addition, as a result of the continuing weakness in the seismic industry, the Company evaluated the value of its investment in WesternGeco and recorded an impairment loss of $45.3 million in 2003 to write–down the investment to its fair value. The fair value was determined using a combination of a market value and discounted cash flows approach. The Company was assisted in the determination of the fair value by an independent third party. Included in the caption “Equity in income (loss) of affiliates” for 2002 and 2001 are $90.2 million for the Company’s share of a $300.7 million restructuring charge related to impairment of assets, reductions in workforce, closing certain operations and reducing its marine seismic fleet and $10.3 million for asset impairment charges, respectively, both associated with WesternGeco.

     During 2003, the Company invested $30.1 million for a 50% interest in the QuantX Wellbore Instrumentation venture (“QuantX”) with Expro International (“Expro”). The venture is engaged in the permanent in–well monitoring market and was formed by combining Expro’s permanent monitoring business with one of the Company’s product lines. The Company accounts for its ownership in QuantX using the equity method of accounting.

     During 2002, the Company invested $16.5 million for a 40% interest in Luna Energy, L.L.C. (“Luna Energy”), a venture formed to develop, manufacture, commercialize, sell, market and distribute down hole fiber optic and other sensors for oil and natural gas exploration, production, transportation and refining applications. During 2003, the Company invested an additional $8.0 million in Luna Energy.

     During 2001, the Company and Sequel Holdings, Inc. (“Sequel”) created an entity to operate under the name of Petreco International (“Petreco”). The Company contributed $16.6 million of net assets of the refining and production product line of its Process segment to Petreco consisting primarily of intangible assets, accounts receivable and inventories. In conjunction with the transaction, the Company received $9.0 million in cash and two promissory notes totaling $10.0 million, which were subsequently exchanged for preferred stock of Petreco during 2002. Profits are shared by the Company and Sequel in 49% and 51% interests, respectively. Sequel is entitled to a liquidation preference upon the liquidation or sale of Petreco. The Company accounts for its

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

ownership in Petreco using the equity method of accounting and did not recognize any gain or loss from the initial formation of the entity due to the Company’s material continued involvement in the operations of Petreco. In February 2004, the Company completed the sale of its minority interest in Petreco and received proceeds of $35.8 million, of which $7.4 million is held in escrow pending the outcome of potential indemnification obligations pursuant to the sales agreement. The Company does not believe the transaction is material to its financial condition or results of operations.

     Summarized unaudited combined financial information for all equity method affiliates is as follows as of December 31:

	2003	2002

Combined operating results:
Revenues	$1,349.3	$1,550.6
Operating loss	(457.9)	(228.9)
Net loss	(478.1)	(320.2)
Combined financial position:
Current assets	$550.2	$589.2
Noncurrent assets	1,321.3	1,968.3

Total assets	$1,871.5	$2,557.5

Current liabilities	$573.7	$765.5
Noncurrent liabilities	112.7	125.8
Stockholders’ equity	1,185.1	1,666.2

Total liabilities and stockholders’ equity	$1,871.5	$2,557.5

     At December 31, 2003 and 2002, net accounts receivable from unconsolidated affiliates totaled $0.7 million and $16.1 million, respectively. As of December 31, 2003 and 2002, the excess of the Company’s investment over the Company’s equity in affiliates is $298.2 million and $310.2 million, respectively. In conjunction with the adoption of SFAS No. 142, the Company discontinued the amortization of goodwill associated with equity method investments effective January 1, 2002. Amortization expense for the year ended December 31, 2001 of $7.9 million is included in the Company’s equity in income (loss) of affiliates.

NOTE 9. PROPERTY

     Property is comprised of the following at December 31:

	Depreciation
	Period	2003	2002

Land		$40.4	$39.4
Buildings and improvements	5 – 40 years	608.7	562.4
Machinery and equipment	2 – 15 years	1,936.2	1,701.7
Rental tools and equipment	1 – 10 years	1,056.0	936.1

Total property		3,641.3	3,239.6
Accumulated depreciation		(2,238.9)	(1,896.4)

Property – net		$1,402.4	$1,343.2

NOTE 10. GOODWILL AND INTANGIBLE ASSETS

     On January 1, 2002, the Company adopted SFAS No. 142 that required the Company to cease amortizing goodwill and to perform a transitional impairment test of goodwill in each of its reporting units as of January 1, 2002. The Company’s reporting units were based on its organizational and reporting structure. Corporate and other assets and liabilities were allocated to the reporting units to the extent that they related to the operations of those reporting units. The Company was assisted in the determination of the fair value by an independent third party. The goodwill in both the EIMCO and BIRD operating divisions of the Company’s former Process segment was determined to be impaired using a combination of a market value and discounted cash flows approach to estimate fair value. Accordingly, the Company recognized transitional impairment losses of $42.5 million, net of taxes of $20.4 million. The transitional impairment losses were recorded in the first quarter of 2002 as the cumulative effect of accounting change in the consolidated statement of operations. The Company performs its annual impairment test as of October 1. There were no impairments in 2003 or 2002 related to the annual impairment test.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

     The changes in the carrying amount of goodwill (net of accumulated amortization) are as follows:

Balance as of December 31, 2001	$1,197.5
Goodwill acquired during the period	28.4
Translation adjustments and other	0.7

Balance as of December 31, 2002	1,226.6
Goodwill acquired during the period	3.9
Translation adjustments and other	8.9

Balance as of December 31, 2003	$1,239.4

     Intangible assets, which are amortized, are comprised of the following for the years ended December 31:

	2003			2002

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Technology based	$183.5	$(46.8)	$136.7	$167.2	$(36.5)	$130.7
Contract based	21.9	(5.0)	16.9	4.7	(2.2)	2.5
Marketing related	11.2	(2.9)	8.3	5.7	(4.8)	0.9
Customer based	0.6	(0.1)	0.5	0.6	(0.1)	0.5
Other	2.0	(1.0)	1.0	2.1	(1.2)	0.9

Total	$219.2	$(55.8)	$163.4	$180.3	$(44.8)	$135.5

     In 2003, a joint venture that had been accounted for using the equity method of accounting was dissolved by mutual agreement between the Company and the venture partner. The carrying value of the Company’s investment in the joint venture included goodwill resulting from prior purchase accounting. In connection with the dissolution of the joint venture, the Company received the rights to market certain products previously held by the joint venture. As a result, the Company reclassified $21.2 million of such equity method goodwill to contract based, technology based and marketing related intangibles.

     The adoption of SFAS No. 142 also required the Company to re–evaluate the remaining useful lives of its intangible assets to determine whether the remaining useful lives were appropriate. The Company also re–evaluated the amortization methods of its intangible assets to determine whether the amortization reflects the pattern in which the economic benefits of the intangible assets are consumed. In performing these evaluations, the Company reduced the remaining life of one of its marketing related intangibles and changed the method of amortization of one of its technology based intangibles.

     Amortization expense included in net income for the years ended December 31, 2003, 2002 and 2001 was $13.5 million, $10.9 million and $56.1 million, respectively. Estimated amortization expense for each of the subsequent five fiscal years is expected to be within the range of $10.9 million to $13.2 million.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill and goodwill associated with equity method investments effective January 1, 2002. The pro forma results of operations of the Company, giving effect to SFAS No. 142 as if it were adopted on January 1, 2001, are as follows for the year ended December 31:

2001

Net income:
As reported	$438.0
Goodwill amortization	46.8
Intangible asset amortization	0.4

Pro forma	$485.2

Basic earnings per share:
As reported	$1.31
Goodwill amortization	0.14
Intangible asset amortization	—

Pro forma	$1.45

Diluted earnings per share:
As reported	$1.30
Goodwill amortization	0.14
Intangible asset amortization	—

Pro forma	$1.44

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

NOTE 11. INDEBTEDNESS

     Total debt consisted of the following at December 31:

	2003	2002

Short–term debt with a weighted average interest rate of 2.25% at December 31, 2002	$—	$23.2
5.8% Notes due February 2003 with an effective interest rate of 6.04%	—	100.0
8% Notes due May 2004 with an effective interest rate of 8.08%, net of unamortized discount of $0.1 at December 31, 2003 ($0.2 at December 31, 2002)	99.9	99.8
7.875% Notes due June 2004 with an effective interest rate of 6.86%, net of unamortized discount of $0.2 at December 31, 2003 ($0.7 at December 31, 2002)	251.1	253.3
6.25% Notes due January 2009 with an effective interest rate of 4.08%, net of unamortized discount of $1.6 at December 31, 2003 ($1.9 at December 31, 2002)	356.9	333.6
6% Notes due February 2009 with an effective interest rate of 6.11%, net of unamortized discount of $0.9 at December 31, 2003 ($1.0 at December 31, 2002)	199.1	199.0
8.55% Debentures due June 2024 with an effective interest rate of 8.80%, net of unamortized discount of $2.6 at December 31, 2003 ($2.7 at December 31, 2002)	147.4	147.3
6.875% Notes due January 2029 with an effective interest rate of 7.08%, net of unamortized discount of $9.0 at December 31, 2003 ($9.2 at December 31, 2002)	391.0	390.8
Other debt	39.0	0.8

Total debt	1,484.4	1,547.8
Less short–term debt and current maturities	351.4	123.5

Long–term debt	$1,133.0	$1,424.3

     At December 31, 2003, the Company had $930.2 million of credit facilities with commercial banks, of which $500.0 million is a three–year committed revolving credit facility (the “facility”) that expires in July 2006. The facility contains certain covenants which, among other things, require the maintenance of a funded indebtedness to total capitalization ratio (a defined formula per the facility) of less than or equal to 0.50, limit the amount of subsidiary indebtedness and restrict the sale of significant assets, defined as 10% or more of total consolidated assets. At December 31, 2003, the Company was in compliance with all the facility covenants, including the funded indebtedness to total capitalization ratio, which was 0.30. There were no direct borrowings under the facility during the year ended December 31, 2003; however, to the extent that the Company has outstanding commercial paper, available borrowings under the facility are reduced. As of December 31, 2003, the Company has classified $38.4 million of debt due within one year as long–term debt because the Company has the ability under the facility and the intent to maintain these obligations for longer than one year.

     The Company realized gains as a result of terminating various interest rate swap agreements prior to their scheduled maturities. The deferred gains are being amortized as a reduction of interest expense over the remaining life of the underlying debt securities. The unamortized deferred gains included in certain debt securities above and reported in long–term debt in the consolidated balance sheets are as follows at December 31:

	2003	2002

7.875% Notes due June 2004	$1.3	$4.0
6.25% Notes due January 2009	33.5	10.4

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

     Maturities of debt at December 31, 2003 are as follows: 2004 – $351.4 million; 2005 – $0.0 million; 2006 – $38.6 million; 2007 – $0.0 million; 2008 – $0.0 million and $1,094.4 million thereafter.

NOTE 12. FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

     The Company’s financial instruments include cash and short–term investments, receivables, payables, debt and foreign currency forward contracts. Except as described below, the estimated fair value of such financial instruments at December 31, 2003 and 2002 approximate their carrying value as reflected in the consolidated balance sheets. The fair value of the Company’s debt and foreign currency forward contracts has been estimated based on year–end quoted market prices.

     The estimated fair value of the Company’s debt at December 31, 2003 and 2002 was $1,609.8 million and $1,703.0 million, respectively, which differs from the carrying amounts of $1,484.4 million and $1,547.8 million, respectively, included in the consolidated balance sheets.

Interest Rate Swaps

     At different times during 2003, the Company entered into three separate interest rate swap agreements, each for a notional amount of $325.0 million, associated with the Company’s 6.25% Notes due January 2009. These agreements had been designated and had qualified as fair value hedging instruments. Due to the Company’s outlook for interest rates, the Company terminated the three agreements and received payments totaling $26.9 million. Each of the three agreements was terminated prior to entering into a new agreement. The deferred gains are being amortized as a reduction of interest expense over the remaining life of the underlying debt security, which matures in January 2009.

     During 2002, the Company terminated two interest rate swap agreements that had been entered into in prior years. These agreements had been designated and had qualified as fair value hedging instruments. Upon termination, the Company received proceeds totaling $15.8 million. The deferred gains of $4.8 million and $11.0 million are being amortized as a reduction of interest expense over the remaining lives of the underlying debt securities, which mature in June 2004 and January 2009, respectively.

Foreign Currency Forward Contracts

     At December 31, 2003, the Company had entered into several foreign currency forward contracts with notional amounts aggregating $62.5 million to hedge exposure to currency fluctuations in the British Pound Sterling, the Norwegian Krone, the Euro, the Brazilian Real and the Argentine Peso. These contracts are designated and qualify as fair value hedging instruments. Based on quoted market prices as of December 31, 2003 for contracts with similar terms and maturity dates, the Company recorded a gain of $1.5 million to adjust these foreign currency forward contracts to their fair market value. This gain offsets designated foreign exchange losses resulting from the underlying exposures and is included in selling, general and administrative expense in the consolidated statement of operations.

     During 2003 and 2002, the Company entered into foreign currency forward contracts to hedge exposure to currency fluctuations for specific transactions or balances. The impact on the consolidated statements of operations was not significant for these contracts either individually or in the aggregate.

     The counterparties to the Company’s forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the unlikely event that the counterparties fail to meet the terms of a foreign currency contract, the Company’s exposure is limited to the foreign currency rate differential.

Concentration of Credit Risk

     The Company sells its products and services to numerous companies in the oil and natural gas industry. Although this concentration could affect the Company’s overall exposure to credit risk, management believes that the Company is exposed to minimal risk since the majority of its business is conducted with major companies within the industry. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral for its accounts receivable. In some cases, the Company will require payment in advance or security in the form of a letter of credit or bank guarantee.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

     The Company maintains cash deposits with major banks that from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

NOTE 13. SEGMENT AND RELATED INFORMATION

     The Company operates through six divisions – Baker Atlas, Baker Oil Tools, Baker Petrolite, Centrilift, Hughes Christensen and INTEQ – that have been aggregated into the Oilfield segment because they have similar economic characteristics and because the long–term financial performance of these divisions is affected by similar economic conditions. The consolidated results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. During 2003, the Company had a Process segment that manufactured and sold process equipment for separating solids from liquids and liquids from liquids. The Company reclassified the operating results for this segment as discontinued operations, as the Company sold EIMCO in 2002 and BIRD in 2004. The Company no longer operates in this segment.

     These operating divisions manufacture and sell products and provide services used in the oil and natural gas exploration industry, including drilling, completion, production of oil and natural gas wells and in reservoir measurement and evaluation. They also operate in the same markets and have substantially the same customers. The principal markets include all major oil and natural gas producing regions of the world, including North America, South America, Europe, Africa, the Middle East and the Far East. Customers include major multi–national, independent and state–owned oil companies. The Oilfield segment also includes the Company’s 30% interest in WesternGeco and other similar businesses.

     The accounting policies of the Oilfield segment are the same as those described in Note 1 of Notes to Consolidated Financial Statements. The Company evaluates the performance of the Oilfield segment based on segment profit (loss), which is defined as income (loss) from continuing operations before income taxes, accounting changes, restructuring charges or reversals, impairment of assets and interest income and expense.

     Summarized financial information is shown in the following table. The “Corporate and Other” column includes corporate–related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to the Oilfield segment, including restructuring charges and reversals and impairment of assets. The “Corporate and Other” column also includes results of operations relating to the former Process segment and assets of discontinued operations.

		Corporate
	Oilfield	and Other	Total

2003
Revenues	$5,292.7	$0.1	$5,292.8
Equity in loss of affiliates	(8.6)	(129.2)	(137.8)
Segment profit (loss)	752.4	(424.2)	328.2
Total assets	5,802.3	499.9	6,302.2
Investment in affiliates	662.9	28.4	691.3
Capital expenditures	401.9	3.3	405.2
Depreciation and amortization	321.9	27.3	349.2
2002
Revenues	$4,901.5	$0.2	$4,901.7
Equity in income (loss) of affiliates	18.5	(88.2)	(69.7)
Segment profit (loss)	730.4	(340.9)	389.5
Total assets	5,756.0	644.8	6,400.8
Investment in affiliates	843.5	28.5	872.0
Capital expenditures	351.6	4.8	356.4
Depreciation and amortization	294.6	27.0	321.6
2001
Revenues	$5,001.9	$35.7	$5,037.6
Equity in income (loss) of affiliates	56.0	(10.2)	45.8
Segment profit (loss)	902.9	(246.9)	656.0
Total assets	5,797.8	878.4	6,676.2
Investment in affiliates	902.8	26.2	929.0
Capital expenditures	303.8	22.2	326.0
Depreciation and amortization	324.6	14.9	339.5

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

     For the years ended December 31, 2003, 2002 and 2001, there were no revenues attributable to one customer that accounted for more than 10% of total revenues.

     The following table presents the details of “Corporate and Other” segment loss for the years ended December 31:

	2003	2002	2001

Corporate and other expenses	$(146.7)	$(144.9)	$(128.8)
Interest – net	(97.6)	(105.8)	(114.4)
Impairment of investment in affiliate	(45.3)	—	—
Reversal of restructuring charge	1.1	—	4.2
Gain on disposal of assets	—	—	2.4
Impairment and restructuring charges related to an equity method investment	(135.7)	(90.2)	(10.3)

Total	$(424.2)	$(340.9)	$(246.9)

     The following table presents the details of “Corporate and Other” total assets at December 31:

	2003	2002	2001

Current deferred tax asset	$35.7	$25.6	$76.3
Property – net	134.7	157.7	180.5
Accounts receivable	50.0	65.5	74.9
Other tangible assets	107.5	88.8	90.1
Investment in affiliate	28.4	28.5	26.2
Assets of discontinued operations	23.6	122.0	341.7
Cash and other assets	120.0	156.7	88.7

Total	$499.9	$644.8	$878.4

     The following table presents consolidated revenues by country based on the location of the use of the products or services for the years ended December 31:

	2003	2002	2001

United States	$1,897.0	$1,713.4	$1,972.4
Canada	345.1	253.5	291.6
Norway	329.1	302.3	310.5
United Kingdom	296.6	352.2	324.1
Venezuela	130.5	143.6	232.6
Other countries (approximately 75 countries)	2,294.5	2,136.7	1,906.4

Total	$5,292.8	$4,901.7	$5,037.6

     The following table presents net property by country based on the location of the asset at December 31:

	2003	2002	2001

United States	$797.3	$781.6	$780.9
United Kingdom	143.4	130.1	108.4
Canada	54.8	39.5	35.4
Norway	47.5	52.7	48.1
Germany	43.3	34.0	20.7
Venezuela	23.1	26.6	37.4
Other countries	293.0	278.7	255.5

Total	$1,402.4	$1,343.2	$1,286.4

NOTE 14. EMPLOYEE STOCK PLANS

     The Company has stock option plans that provide for the issuance of incentive and non–qualified stock options to directors, officers and other key employees at an exercise price equal to or greater than the fair market value of the stock at the date of grant. These stock options generally vest over three years. Vested options are exercisable in part or in full at any time prior to the expiration date of ten years from the date of grant. As of December 31, 2003, 15.2 million shares were available for future option grants.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

     The following table summarizes the activity for the Company’s stock option plans:

		Weighted
	Number	Average
	of Shares	Exercise Price
	(in thousands)	Per Share

Outstanding at December 31, 2000	10,652	$28.80
Granted	1,850	40.97
Exercised	(2,291)	22.05
Forfeited	(344)	30.01

Outstanding at December 31, 2001	9,867	32.61
Granted	2,064	28.80
Exercised	(876)	21.35
Forfeited	(187)	39.50

Outstanding at December 31, 2002	10,868	32.68
Granted	2,481	30.92
Exercised	(1,005)	21.44
Forfeited	(515)	38.97

Outstanding at December 31, 2003	11,829	$32.99

Shares exercisable at December 31, 2003	7,611	$33.80
Shares exercisable at December 31, 2002	6,802	$33.29
Shares exercisable at December 31, 2001	6,284	$32.13

     The following table summarizes information for stock options outstanding at December 31, 2003:

	Outstanding			Exercisable

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of Exercise	Shares	Life	Exercise	Shares	Exercise
Prices	(in thousands)	(in years)	Price	(in thousands)	Price

$8.80 – $15.99	102	2.0	$11.06	83	$10.23
16.08 – 21.00	1,896	4.4	20.82	1,894	20.82
21.06 – 26.07	1,740	7.1	24.03	1,107	23.51
28.25 – 40.25	4,413	8.0	32.56	1,399	35.34
41.06 – 47.81	3,678	5.0	44.62	3,128	45.24

Total	11,829	6.3	$32.99	7,611	$33.80

     The Company also has an employee stock purchase plan whereby eligible employees may purchase shares of the Company’s common stock at a price equal to 85% of the lower of the closing price of the Company’s common stock on the first or last trading day of the calendar year. A total of 4.9 million shares are remaining for issuance under the plan. Employees purchased 0.8 million shares in 2003, 0.8 million shares in 2002 and 0.6 million shares in 2001.

     The Company has awarded restricted stock to directors and certain executive officers. The fair value of the restricted stock on the date of grant is amortized ratably over the vesting period. The following table summarizes the restricted stock awarded during the years ended December 31:

	2003	2002	2001

Number of shares of restricted stock awarded (in thousands)	10	97	25
Fair value of restricted stock at date of grant (in millions)	$0.3	$2.8	$1.0

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

NOTE 15. EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

     The Company has noncontributory defined benefit pension plans (“Pension Benefits”) covering various domestic and foreign employees. Generally, the Company makes annual contributions to the plans in amounts necessary to meet or exceed minimum governmental funding requirements. The measurements of plan assets and obligations are as of October 1 of each year presented.

     The reconciliation of the beginning and ending balances of the projected benefit obligations (“PBO”) and fair value of plan assets and the funded status of the plans are as follows for the years ended December 31:

	U.S. Pension Benefits		Non–U.S. Pension Benefits

	2003	2002	2003	2002

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$138.9	$124.4	$205.1	$152.0
Service cost	16.6	13.8	5.4	4.0
Interest cost	9.1	8.4	12.1	10.5
Plan amendments	0.2	—	—	—
Actuarial loss	19.6	2.2	22.9	21.1
Benefits paid	(8.8)	(9.9)	(3.2)	(1.6)
Exchange rate adjustments	—	—	26.9	19.1

Projected benefit obligation at end of year	175.6	138.9	269.2	205.1

Change in plan assets:
Fair value of plan assets at beginning of year	179.7	206.7	107.9	108.1
Actual gain (loss) on plan assets	44.6	(20.5)	10.9	(19.5)
Employer contribution	22.4	3.4	5.9	5.2
Benefits paid	(8.8)	(9.9)	(2.8)	(1.2)
Exchange rate adjustment	—	—	13.3	15.3

Fair value of plan assets at end of year	237.9	179.7	135.2	107.9

Funded status – over (under)	62.3	40.8	(134.0)	(97.2)
Unrecognized actuarial loss	69.4	85.9	98.5	71.9
Unrecognized prior service cost	0.4	0.2	0.8	0.5

Net amount recognized	132.1	126.9	(34.7)	(24.8)
Benefits paid – October to December	0.6	0.7	2.0	1.0

Net amount recognized	$132.7	$127.6	$(32.7)	$(23.8)

     The Company reports prepaid benefit cost in other assets and accrued benefit and minimum liabilities in pensions and postretirement benefit obligations in the consolidated balance sheet. The amounts recognized in the consolidated balance sheet are as follows at December 31:

	U.S. Pension Benefits		Non–U.S. Pension Benefits

	2003	2002	2003	2002

Prepaid benefit cost	$154.8	$152.8	$1.3	$0.8
Accrued benefit liability	(22.1)	(25.2)	(34.0)	(24.6)
Minimum liability	(13.9)	(8.7)	(75.7)	(58.6)
Intangible asset	0.2	0.2	0.5	0.3
Accumulated other comprehensive loss	13.7	8.5	75.2	58.3

Net amount recognized	$132.7	$127.6	$(32.7)	$(23.8)

     Weighted average assumptions used to determine benefit obligations for these plans are as follows:

	U.S. Pension Benefits		Non–U.S. Pension Benefits

	2003	2002	2003	2002

Discount rate	6.25%	6.75%	5.48%	5.82%
Rate of compensation increase	3.50%	4.00%	3.36%	3.40%

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

     The accumulated benefit obligation (“ABO”) is the actuarial present value of pension benefits attributed to employee service to date and present compensation levels. The ABO differs from the PBO in that the ABO does not include any assumptions about future compensation levels. The ABO for all U.S. plans was $174.6 million and $138.4 million at December 31, 2003 and 2002, respectively. The ABO for all non–U.S. plans was $245.0 million and $188.9 million at December 31, 2003 and 2002, respectively.

     Information for the plans with ABOs in excess of plan assets are as follows at December 31:

	U.S. Pension Benefits		Non–U.S. Pension Benefits

	2003	2002	2003	2002

Projected benefit obligation	$56.3	$33.4	$264.1	$202.2
Accumulated benefit obligation	55.2	32.9	240.8	186.2
Fair value of plan assets	19.0	0.4	129.7	104.2

     The components of net periodic benefit cost are as follows for the years ended December 31:

	U.S. Pension Benefits			Non–U.S. Pension Benefits

	2003	2002	2001	2003	2002	2001

Service cost	$16.6	$13.8	$—	$5.4	$4.0	$4.9
Interest cost	9.1	8.4	8.6	12.1	10.5	8.8
Expected return on plan assets	(15.0)	(18.3)	(21.7)	(8.1)	(9.4)	(9.1)
Amortization of prior service cost	—	0.5	(0.1)	(0.1)	—	—
Recognized actuarial loss	6.5	2.1	0.5	2.9	1.5	—

Net periodic benefit cost	$17.2	$6.5	$(12.7)	$12.2	$6.6	$4.6

     Weighted average assumptions used to determine net costs for these plans are as follows for the years ended December 31:

	U.S. Pension Benefits			Non–U.S. Pension Benefits

	2003	2002	2001	2003	2002	2001

Discount rate	6.75%	7.00%	7.75%	5.82%	5.83%	6.17%
Expected return on plan assets	8.50%	9.00%	9.00%	7.41%	7.38%	7.75%
Rate of compensation increase	4.00%	4.50%	—	3.40%	3.41%	3.75%

     In selecting the expected long–term rate of return on assets, the Company considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of these plans. This included considering the trusts’ asset allocation and the expected returns likely to be earned over the life of the plans. This basis is consistent with the prior year.

     The weighted–average asset allocations by asset category for the Company’s U.S. plans are as follows:

	Percentage of
	U.S. Plan Assets at
	December 31,

Asset Category	2003	2002

Equity securities	59.0%	53.0%
Debt securities	27.0%	33.0%
Real estate	11.0%	12.0%
Other	3.0%	2.0%

Total	100.0%	100.0%

     The Company has an investment committee that meets quarterly to review the portfolio returns and to determine asset–mix targets based on asset/liability studies. A nationally recognized third–party investment consultant assisted the Company in developing an asset allocation strategy to determine the Company’s expected rate of return and expected risk for various investment portfolios. The investment committee considered these studies in the formal establishment of the current asset–mix targets based on the projected risk and return levels for each asset class.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

     In 2004, the Company expects to contribute between $24.0 million and $27.0 million to the U.S. pension plans and between $11.0 million to $13.0 million to the non-U.S. plans.

Postretirement Welfare Benefits

     The Company provides certain postretirement health care and life insurance benefits (“postretirement welfare benefits”) to substantially all U.S. employees who retire and have met certain age and service requirements. The plan is unfunded. The measurement of plan obligations is as of October 1 of each year presented. The reconciliation of the beginning and ending balances of benefit obligations and the funded status of the plan is as follows for the years ended December 31:

	2003	2002

Change in benefit obligation:
Benefit obligation at beginning of year	$158.7	$143.7
Service cost	4.8	4.4
Interest cost	10.3	9.5
Actuarial loss	12.3	14.9
Benefits paid	(11.3)	(13.8)

Benefit obligation at end of year	174.8	158.7

Funded status – under	(174.8)	(158.7)
Unrecognized actuarial loss	42.9	31.7
Unrecognized prior service cost	8.5	9.1

Net amount recognized	(123.4)	(117.9)
Benefits paid – October to December	4.2	3.0

Net amount recognized	(119.2)	(114.9)
Less current portion reported in accrued employee compensation	(18.6)	(16.6)

Long–term portion reported in pensions and postretirement benefit obligations	$(100.6)	$(98.3)

     Weighted average discount rates of 6.25% and 6.75% were used to determine postretirement welfare benefit obligations for the plan for the years ended December 31, 2003 and 2002, respectively.

     The components of net periodic benefit costs are as follows for the years ended December 31:

	2003	2002	2001

Service cost	$4.8	$4.4	$1.6
Interest cost	10.3	9.5	8.9
Amortization of prior service cost	0.6	0.6	(0.5)
Recognized actuarial loss	1.1	0.2	—

Net periodic benefit cost	$16.8	$14.7	$10.0

     Weighted average discount rates of 6.75%, 7.00% and 7.75% were used to determine net postretirement welfare benefit costs for the plan for the years ended December 31, 2003, 2002 and 2001, respectively.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement welfare benefits plan. The assumed health care cost trend rate used in measuring the accumulated benefit obligation for postretirement welfare benefits was adjusted in 2003. As of December 31, 2003, the health care cost trend rate was 10.0% for employees under age 65 and 7.5% for participants over age 65 with each declining gradually each successive year until it reaches 5.0% for both employees under age 65 and over age 65 in 2008. A one percentage point change in assumed health care cost trend rates would have had the following effects on 2003:

	One Percentage	One Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$0.6	$(0.6)
Effect on postretirement welfare benefit obligation	10.0	(9.4)

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (‘the Act”) was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. The Company expects that this legislation will eventually reduce the Company’s postretirement welfare benefit costs. The Company has elected to defer accounting for effects of the Act until 2004 in accordance with FSP No. 106–1.

     In 2004, the Company expects to make benefit payments of approximately $14.0 million.

Defined Contribution Plans

     During the periods reported, generally all of the Company’s U.S. employees were eligible to participate in the Company sponsored Thrift Plan, which is a 401(k) plan under the Internal Revenue Code of 1986, as amended. The Thrift Plan allows eligible employees to elect to contribute from 1% to 50% of their salaries to an investment trust. Employee contributions are matched in cash by the Company at the rate of $1.00 per $1.00 employee contribution for the first 3% and $0.50 per $1.00 employee contribution for the next 2% of the employee’s salary. Such contributions vest immediately. In addition, the Company makes a cash contribution for all eligible employees between 2% and 5% of their salary depending on the employee’s age. Such contributions become fully vested to the employee after five years of employment. The Thrift Plan provides for nine different investment options, for which the employee has sole discretion in determining how both the employer and employee contributions are invested. The Company’s contributions to the Thrift Plan and several other non–U.S. defined contribution plans amounted to $67.7 million, $62.8 million and $63.7 million in 2003, 2002 and 2001, respectively.

     For certain non–U.S. employees who are not eligible to participate in the Thrift Plan, the Company provides a non–qualified defined contribution plan that provides basically the same benefits as the Thrift Plan. In addition, the Company provides a non–qualified supplemental retirement plan (“SRP”) for certain officers and employees whose benefits under both the Thrift Plan and the Pension Plan are limited by federal tax law. The SRP also allows the eligible employees to defer a portion of their eligible compensation and provides for employer matching and base contributions pursuant to limitations. Both non–qualified plans are fully funded and invested through trusts, and the assets and corresponding liabilities are included in the Company’s consolidated balance sheet. The Company’s contributions to these non–qualified plans were $5.5 million, $6.0 million and $4.2 million for 2003, 2002 and 2001, respectively.

Postemployment Benefits

     The Company provides certain postemployment disability income, medical and other benefits to substantially all qualifying former or inactive U.S. employees. During part of 2002, income benefits for long–term disability (“Disability Benefits”) were provided through a qualified self–insured plan which was funded by contributions from the Company and employees. Effective July 1, 2002, the Company converted to a fully–insured plan for all future long–term Disability Benefits. The Disability Benefits for employees who were disabled as of July 1, 2002, were sold to a disability insurance company. The continuation of medical and life insurance benefits while on disability (“Continuation Benefits”) are provided through a qualified self–insured plan. The accrued postemployment liability for Continuation Benefits at December 31, 2003 and 2002 was $27.2 million and $30.3 million, respectively, and are included in other liabilities in the consolidated balance sheet.

NOTE 16. COMMITMENTS AND CONTINGENCIES

Leases

     At December 31, 2003, the Company had long–term non–cancelable operating leases covering certain facilities and equipment. The minimum annual rental commitments, net of amounts due under subleases, for each of the five years in the period ending December 31, 2008 are $67.3 million, $56.6 million, $36.1 million, $19.4 million and $14.6 million, respectively, and $106.3 million in the aggregate thereafter. The Company has not entered into any significant capital leases.

Litigation

     The Company and its subsidiaries are involved in litigation or proceedings that have arisen in the Company’s ordinary business activities. The Company insures against these risks to the extent deemed prudent by its management, but no assurance can be given that the nature and amount of such insurance will be sufficient to fully indemnify the Company against liabilities arising out of pending and future legal proceedings. Many of these insurance policies contain deductibles or self–insured retentions in amounts the Company deems prudent, and for which the Company is responsible for payment. In determining the amount of self–insurance, it is the Company’s policy to self–insure those losses that are predictable, measurable and recurring in nature, such as claims for

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

automobile liability, general liability and workers compensation. The Company records accruals for the uninsured portion of losses related to these types of claims. The accruals for losses are calculated by estimating losses for claims using historical claim data, specific loss development factors and other information as necessary.

     On September 12, 2001, the Company, without admitting or denying the factual allegations contained in the Order, consented with the Securities and Exchange Commission (“SEC”) to the entry of an Order making Findings and Imposing a Cease–and–Desist Order (the “Order”) for violations of Section 13(b)(2)(A) and Section 13(b)(2)(B) of the Exchange Act. Among the findings included in the Order were the following: In 1999, the Company discovered that certain of its officers had authorized an improper $75,000 payment to an Indonesian tax official, after which the Company embarked on a corrective course of conduct, including voluntarily and promptly disclosing the misconduct to the SEC and the Department of Justice (the “DOJ”). In the course of the investigation of the Indonesia matter, the Company learned that the Company had made payments in the amount of $15,000 and $10,000 in India and Brazil, respectively, to its agents, without taking adequate steps to ensure that none of the payments would be passed on to foreign government officials. The Order found that the foregoing payments violated Section 13(b)(2)(A). The Order also found the Company in violation of Section 13(b)(2)(B) because it did not have a system of internal controls to determine if payments violated the Foreign Corrupt Practices Act (“FCPA”). The FCPA makes it unlawful for U.S. issuers, including the Company, or anyone acting on their behalf, to make improper payments to any foreign official in order to obtain or retain business. In addition, the FCPA establishes accounting control requirements for U.S. issuers. The Company cooperated with the SEC’s investigation.

     By the Order, dated September 12, 2001, the Company agreed to cease and desist from committing or causing any violation and any future violation of Section 13(b)(2)(A) and Section 13(b)(2)(B) of the Exchange Act. Such Sections of the Exchange Act require issuers to (x) make and keep books, records and accounts, which, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the issuer and (y) devise and maintain a system of internal accounting controls sufficient to provide reasonable assurances that: (i) transactions are executed in accordance with management’s general or specific authorization; and (ii) transactions are recorded as necessary: (I) to permit preparation of financial statements in conformity with generally accepted accounting principles or any other criteria applicable to such statements, and (II) to maintain accountability for assets.

     On March 25, 2002, a former employee alleging improper activities relating to Nigeria filed a civil complaint against the Company in the 281st District Court in Harris County, Texas, seeking back pay and damages, including future lost wages. On August 2, 2002, the same former employee filed substantially the same complaint against the Company in the federal district court for the Southern District of Texas. Through the Company’s insurer, the Company finalized a settlement agreement with the former employee. Final settlement documents were fully executed on December 2, 2003, and the case was formally dismissed, with prejudice, by order of the federal court on December 19, 2003. The state court case had been previously dismissed. The settlement was not material to the Company.

     On March 29, 2002, the Company announced that it had been advised that the SEC and the DOJ are conducting investigations into allegations of violations of law relating to Nigeria and other related matters. The SEC has issued a formal order of investigation into possible violations of provisions under the Foreign Corrupt Practices Act (“FCPA”) regarding anti–bribery, books and records and internal controls, and the DOJ has asked to interview current and former employees. On August 6, 2003, the SEC issued a subpoena seeking information about the Company’s operations in Angola and Kazakhstan as part of its ongoing investigation. The Company is providing documents to and cooperating fully with the SEC and DOJ. In addition, the Company is conducting internal investigations into these matters. The SEC and the DOJ have a broad range of sanctions they may seek to impose in appropriate circumstances including, but not limited to, injunctive relief, disgorgement, fines and penalties and modifications to business practices and compliance programs, as well as civil and criminal charges against individuals. It is not possible to accurately predict at this time when such investigations will be completed, what, if any, actions may be taken by the SEC, DOJ or other authorities and the effect thereof on the Company.

     The Company’s ongoing internal investigation with respect to certain operations in Nigeria has identified apparent deficiencies in its books and records and internal controls, and potential liabilities to governmental authorities in Nigeria. The investigation was substantially completed during the first quarter of 2003. Based upon current information, the Company does not expect that any such potential liabilities will have a material adverse effect on the Company’s results of operations or financial condition.

     The Department of Commerce, Department of the Navy and DOJ (the “U.S. agencies”) are investigating compliance with certain export licenses issued to Western Geophysical from 1994 through 2000 for export of seismic equipment leased by the People’s Republic of China. The Company acquired Western Geophysical in August 1998 and subsequently transferred related assets to WesternGeco in December 2000. Under the joint venture formation agreement with WesternGeco, the Company owes indemnity to WesternGeco for certain matters. The Company is cooperating fully with the U.S. agencies. Based on current information, the Company cannot predict the outcome of the investigation or any effect it may have on its financial condition.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

Environmental Matters

     The Company’s past and present operations include activities which are subject to extensive domestic (including U.S. federal, state and local) and international environmental regulations. The Company’s environmental policies and practices are designed to ensure compliance with existing laws and regulations and to minimize the possibility of significant environmental damage.

     The Company is involved in voluntary remediation projects at some of its present and former manufacturing facilities, the majority of which are due to acquisitions made by the Company or sites the Company no longer actively uses in its operations. The estimate of remediation costs for these voluntary remediation projects is developed using currently available facts, existing permits and technology and presently enacted laws and regulations. Remediation cost estimates include direct costs related to the investigation, external consulting costs, governmental oversight fees, treatment equipment costs and costs associated with long–term maintenance and monitoring of a remediation project.

     The Company has also been identified as a potentially responsible party (“PRP”) in remedial activities related to various Superfund sites. The Company participates in the process set out in the Joint Participation and Defense Agreement to negotiate with government agencies, identify other PRPs, determine each PRP’s allocation and estimate remediation costs. The Company has accrued what it believes to have been its pro–rata share of the total estimated cost of remediation of these Superfund sites based upon the ratio that the estimated volume of waste contributed to the site by the Company bears to the total estimated volume of waste disposed at the site. Applicable United States federal law imposes joint and several liability on each PRP for the cleanup of these sites leaving the Company with the uncertainty that it may be responsible for the remediation cost attributable to other PRPs who are unable to pay their share of the remediation costs. No accrual has been made under the joint and several liability concept for those Superfund sites where the Company’s participation is minor since the Company believes that the probability that it will have to pay material costs above its volumetric share is remote. The Company believes there are other PRPs who have greater involvement on a volumetric calculation basis, who have substantial assets and who may be reasonably expected to pay their share of the cost of remediation. For those Superfund sites where the Company is a major PRP, remediation costs are estimated to include recalcitrant parties. In some cases, the Company has insurance coverage or contractual indemnities from third parties to cover the ultimate liability.

     At December 31, 2003 and 2002, the Company’s total accrual for environmental remediation was $15.6 million and $17.7 million, respectively, including $4.3 million for remediation costs for the various Superfund sites for both years. The measurement of the accruals for remediation costs is subject to uncertainty, including the evolving nature of environmental regulations and the difficulty in estimating the extent and type of remediation activity that will be utilized. The Company believes that the likelihood of material losses in excess of those amounts recorded is remote.

Other

     In the normal course of business with customers, vendors and others, the Company is contingently liable for performance under letters of credit and other bank issued guarantees which totaled approximately $284.9 million at December 31, 2003. The Company also had commitments outstanding for purchase obligations related to capital expenditures and inventory under purchase orders and contracts of approximately $102.0 million at December 31, 2003. In addition, at December 31, 2003, the Company has guaranteed debt of third parties totaling up to $34.1 million, including $15.0 million relating to Petreco. This guarantee was terminated in conjunction with the sale of Petreco in February 2004. It is not practicable to estimate the fair value of these financial instruments and management does not expect any material losses from these financial instruments.

NOTE 17. OTHER SUPPLEMENTAL INFORMATION

     Supplemental consolidated statement of operations information is as follows for the years ended December 31:

	2003	2002	2001

Rental expense (generally transportation equipment and warehouse facilities)	$111.8	$98.4	$85.5
Research and development	173.3	164.4	127.0

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

The formation of Petreco included the following cash and noncash amounts for the year ended December 31:

2001

Assets (liabilities) reclassified:
Working capital – net	$1.8
Property – net	1.3
Goodwill and other intangibles	33.5
Other assets	(1.0)
Other liabilities	(0.5)

Noncash assets and liabilities reclassified to investment in affiliates	35.1
Less proceeds from sale of interest in affiliate	(9.0)

Net investment in venture at formation	$26.1

The changes in the aggregate product warranty liability are as follows:

Balance as of December 31, 2001	$6.3
Claims paid during 2002	(3.8)
Additional warranties issued during 2002	4.7

Balance as of December 31, 2002	7.2
Claims paid during 2003	(4.3)
Additional warranties issued during 2003	6.6
Other	1.0

Balance as of December 31, 2003	$10.5

The changes in the asset retirement obligation liability are as follows:

Pro forma balance as of December 31, 2002	$11.4
Liabilities incurred	0.5
Liabilities settled	(0.3)
Accretion expense	0.2
Revisions to existing liabilities	(0.4)
Translation adjustments	0.1

Balance as of December 31, 2003	$11.5

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

NOTE 18. QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

2003 *
Revenues	$1,200.1	$1,314.8	$1,338.4	$1,439.5	$5,292.8
Gross profit **	300.7	367.4	362.1	407.7	1,437.9
Income (loss) from continuing operations	50.1	82.9	(59.5)	106.6	180.1
Net income (loss)	44.5	81.6	(98.8)	101.6	128.9
Basic earnings per share
Income (loss) from continuing operations	0.15	0.25	(0.18)	0.32	0.54
Net income (loss)	0.13	0.24	(0.30)	0.31	0.38
Diluted earnings per share
Income (loss) from continuing operations	0.15	0.25	(0.18)	0.32	0.54
Net income (loss)	0.13	0.24	(0.29)	0.30	0.38
Dividends per share	0.11	0.12	0.11	0.12	0.46
Common stock market prices:
High	33.38	35.94	34.16	32.56
Low	28.50	27.21	29.61	27.10
2002 *
Revenues	$1,176.1	$1,211.9	$1,251.1	$1,262.6	$4,901.7
Gross profit **	324.4	338.1	366.0	348.0	1,376.5
Income from continuing operations	72.8	68.0	88.8	—	229.6
Net income (loss)	33.3	72.4	64.7	(1.5)	168.9
Basic earnings per share
Income from continuing operations	0.22	0.20	0.26	—	0.68
Net income (loss)	0.10	0.21	0.19	(0.01)	0.50
Diluted earnings per share
Income from continuing operations	0.22	0.20	0.26	—	0.68
Net income (loss)	0.10	0.21	0.19	(0.01)	0.50
Dividends per share	0.11	0.12	0.11	0.12	0.46
Common stock market prices:
High	39.42	38.84	32.51	33.91
Low	30.98	33.48	22.80	26.51

*	See Note 4 for reversals of restructuring charge.

**	Represents revenues less cost of revenues.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this annual report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a–15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, as of December 31, 2003, our disclosure controls and procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There has been no change in our internal controls over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning our directors is set forth in the sections entitled “Proposal No. 1, Election of Directors,” “Information Concerning Directors Not Standing for Election” and “Corporate Governance – Committees of the Board – Audit/Ethics Committee” in our Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 2004 (“Proxy Statement”), which sections are incorporated herein by reference. For information regarding our executive officers, see “Item 1. Business – Executive Officers” in this annual report on Form 10–K. Additional information regarding compliance by directors and executive officers with Section 16(a) of the Exchange Act is set forth under the section entitled “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement, which section is incorporated herein by reference. For information concerning our code of ethics, see “Item 1. Business” in this annual report on Form 10–K.

ITEM 11. EXECUTIVE COMPENSATION

     Information for this item is set forth in the sections entitled “Executive Compensation – Summary Compensation Table,” “Corporate Governance – Board of Directors,” “Stock Options Granted During 2003,” “Aggregated Option Exercises During 2003 and Option Values at December 31, 2003,” “Long–Term Incentive Plan Awards During 2003,” “Pension Plan Table,” “ Employment, Severance and Indemnification Agreements,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Corporate Performance Graph” in our Proxy Statement, which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information concerning security ownership of certain beneficial owners and our management is set forth in the sections entitled “Voting Securities” and “Security Ownership of Management” in our Proxy Statement, which sections are incorporated herein by reference.

     Our Board of Directors has approved procedures for use under our Securities Trading and Disclosure Policy to permit our employees, officers and directors to enter into written trading plans complying with Rule 10b5–1 under the Exchange Act. Rule 10b5–1 provides criteria under which such an individual may establish a prearranged plan to buy or sell a specified number of shares of a company’s stock over a set period of time. Any such plan must be entered into in good faith at a time when the individual is not in possession of material, nonpublic information. If an individual establishes a plan satisfying the requirements of Rule 10b5–1, such individual’s subsequent receipt of material, nonpublic information will not prevent transactions under the plan from being executed.

Equity Compensation Plan Information

     The information in the following table is presented as of December 31, 2003 with respect to shares of our Common Stock that may be issued under our existing equity compensation plans, including the Baker Hughes Incorporated 1993 Stock Option Plan, the Baker Hughes Incorporated Long–Term Incentive Plan and the Baker Hughes Incorporated 2002 Directors & Officers Long–Term Incentive Plan, all of which have been approved by our stockholders.

	(In millions of shares)
			(c)
			Number of Securities
	(a)	(b)	Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation
	Exercise of	Outstanding	Plans (excluding
	Outstanding Options,	Options, Warrants	securities reflected in
Equity Compensation Plan Category	Warrants and Rights	and Rights	column (a))

Stockholder-approved plans (excluding Employee Stock Purchase Plan)	5.4 (2)	$32.99	5.9
Nonstockholder–approved plans (1)	5.7	31.89	10.0

Subtotal (except for weighted average exercise price)	11.1	32.42 (3)	15.9
Employee Stock Purchase Plan	–		4.9

Total	11.1 (4)		20.8

(1)	The table includes the nonstockholder–approved plans: the Company’s 1998 Employee Stock Option Plan, the 1998 Special Employee Stock Option Plan, the 2002 Employee Long–Term Incentive Plan and the Director Compensation Deferral Plan. A description of each of these plans is set forth below.

(2)	The table includes approximately 1.3 million shares of our Common Stock that would be issuable upon the exercise of the outstanding options under our 1993 Stock Option Plan, which expired in 2003. No additional options may be granted under the 1993 Stock Option Plan.

(3)	For options in the Baker Hughes Incorporated Employee Stock Purchase Plan, the exercise price is determined in accordance with Section 423 of the Code, as amended, as 85% of the lower of the fair market value on the date of grant or the date of exercise. Based on option exercises of approximately 5.2 million shares occurring from 1998 through 2003, the weighted average exercise price for the Employee Stock Purchase Plan was $23.03.

(4)	The table does not include shares subject to outstanding options assumed by the Company in connection with certain mergers and acquisitions of entities which originally granted those options. When we acquired the stock of Western Atlas Inc. in a transaction completed in August 1998, we assumed the options granted under the Western Atlas Director Stock Option Plan and the Western Atlas 1993 Stock Incentive Plan. As of December 31, 2003, 68,171 shares and 3,836 shares of our Common Stock would be issuable upon the exercise of outstanding options previously granted under the Western Atlas Director Stock Option Plan and the Western Atlas 1993 Stock Incentive Plan, with a weighted average exercise price per share of $22.54 and $26.07, respectively.

     Our nonstockholder–approved plans are described below:

1998 Employee Stock Option Plan

     The Baker Hughes Incorporated 1998 Employee Stock Option Plan (the “1998 ESOP”) was adopted effective as of October 1, 1998. The number of shares authorized for issuance under the 1998 ESOP is 3.5 million shares. Options may be granted under the 1998 ESOP to employees of the Company and its subsidiaries, and the options granted are nonqualified stock options. The exercise price of the options will be equal to the fair market value per share of our Common Stock on the date of grant, and option terms may be up to ten years. Under the terms and conditions of the option award agreements for options issued under the 1998 ESOP, options generally vest and become exercisable in installments over the optionee’s period of service with the Company, and the options vest on an accelerated basis in the event of a change in control of the Company. As of December 31, 2003, options covering approximately 2.9 million shares of our Common Stock were outstanding under the 1998 ESOP, options covering approximately 0.6 million shares were exercised during fiscal year 2003 and approximately 1.2 million shares remained available for future options.

1998 Special Employee Stock Option Plan

     The Baker Hughes Incorporated 1998 Special Employee Stock Option Plan (the “1998 SESOP”) was adopted effective as of October 22, 1997. The number of shares authorized for issuance upon the exercise of options granted under the 1998 SESOP is 2.5 million shares. Under the 1998 SESOP, the Compensation Committee of our Board of Directors has the authority to grant nonqualified stock options to purchase shares of our Common Stock to a broad–based group of employees. The exercise price of the options will be equal to the fair market value per share of our Common Stock at the time of the grant, and option terms may be up to ten years. Stock option grants of 100 shares, with an exercise price of $47.813 per share, were issued to all of our U.S. employees in October 1997 and to our international employees in May 1998. As of December 31, 2003, options covering approximately 0.6 million shares of our Common Stock were outstanding under the 1998 SESOP, no options were exercised during fiscal year 2003 and approximately 1.9 million shares remained available for future options.

2002 Employee Long–Term Incentive Plan

     The Baker Hughes Incorporated 2002 Employee Long–Term Incentive Plan (the “2002 Employee LTIP”) was adopted effective as of March 6, 2002. The 2002 Employee LTIP permits the grant of awards as nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, stock awards and cash–based awards to our corporate officers and key employees. The number of shares authorized for issuance under the 2002 Employee LTIP is 9.5 million, with no more than 3.0 million available for grant as awards other than options (the number of shares is subject to adjustment for changes in our Common Stock).

     The 2002 Employee LTIP is the companion plan to the Baker Hughes Incorporated 2002 Director & Officer Long–Term Incentive Plan, which was approved by our stockholders in 2002. The rationale for the two companion plans was to discontinue the use of the remaining older option plans and to have only two plans from which we would issue compensation awards.

     Options. The exercise price of the options will not be less than the fair market value of the shares of our Common Stock on the date of grant, and options terms may be up to ten years. The maximum number of shares of our Common Stock that may be subject to options granted under the 2002 Employee LTIP to any one employee during any one fiscal year of the Company will not exceed 3.0 million, subject to adjustment under the antidilution provisions of the 2002 Employee LTIP. Under the terms and conditions of the stock option awards for options issued under the 2002 Employee LTIP, options generally vest and become exercisable in installments over the optionee’s period of service with the Company, and the options vest on an accelerated basis in the event of a change in control of the Company or certain terminations of employment. As of December 31, 2003, stock option grants covering approximately 2.2 million shares of our Common Stock were outstanding under the 2002 Employee LTIP, options covering 14,561 shares were exercised during fiscal year 2003 and approximately 7.3 million shares remained available for future options.

     Performance Shares and Units; Cash–Based Awards. Performance shares may be granted to employees in the amounts and upon the terms determined by the Compensation Committee of our Board of Directors, but must be limited to no more than 1.0 million shares to any one employee in any one fiscal year of the Company. Performance shares will have an initial value equal to the fair market value of our Common Stock at the date of the award. Performance units and cash–based awards may be granted to employees in amounts and upon the terms determined by the Compensation Committee, but must be limited to no more than $10.0 million for any one employee in any one fiscal year of the Company. The performance measures that may be used to determine the extent of the actual performance payout or vesting include, but are not limited to, net earnings; earnings per share; return measures; cash flow return on investments (net cash flows divided by owner’s equity); earnings before or after taxes, interest, depreciation and/or amortization; share price (including growth measures and total shareholder return) and Baker Value Added (a Company metric that measures operating profit after tax less the cost of capital employed).

     Restricted Stock and Restricted Stock Units. With respect to awards of restricted stock and restricted stock units, the Compensation Committee will determine the conditions or restrictions on the awards, including whether the holders of the restricted stock or restricted stock units will exercise full voting rights or receive dividends and other distributions during the restriction period. At the time the award is made, the Compensation Committee will determine the right to receive unvested restricted stock or restricted units after termination of service. Awards of restricted stock are limited to 1.0 million shares in any one year to any one individual.

     Stock Appreciation Rights. Stock appreciation rights may be granted under the 2002 Employee LTIP on the terms and conditions determined by the Compensation Committee. The grant price of a freestanding stock appreciation right will not be less than the fair market value of our Common Stock on the date of grant. The maximum number of shares of our Common Stock that may be utilized for purposes of determining an employee’s compensation under stock appreciation rights granted under the 2002 Employee LTIP during any one fiscal year of the Company will not exceed 3.0 million shares, subject to adjustment under the antidilution provisions of the 2002 Employee LTIP.

     Administration; Amendment and Termination. The Compensation Committee shall administer the 2002 Employee LTIP, and in the absence of the Compensation Committee, the Board will administer the Plan. The Compensation Committee will have full and exclusive power to interpret the provisions of the 2002 Employee LTIP as the Committee may deem necessary or proper, with the powers exercised in the best interests of the Company and in keeping with the objectives of the Plan. The Board may alter, amend, modify, suspend or terminate the 2002 Employee LTIP, except that no amendment, modification, suspension or termination that would adversely affect in any material way the rights of a participant under any award previously granted under the Plan may be made without the written consent of the participant or to the extent stockholder approval is otherwise required by applicable legal requirements.

Director Compensation Deferral Plan

     The Baker Hughes Incorporated Director Compensation Deferral Plan, as amended and restated effective July 24, 2002 (the “Deferral Plan”), is intended to provide a means for members of our Board of Directors to defer compensation otherwise payable and provide flexibility with respect to our compensation policies. Under the provisions of the Deferral Plan, directors may elect to defer income with respect to each calendar year. The compensation deferrals may be stock option–related deferrals or cash–based deferrals. The stock option–related deferrals may be either market–priced stock options or discounted stock options. The number of shares to be issued for the market–priced stock option deferral is calculated on a quarterly basis by multiplying the deferred compensation by 4.4 and then dividing by the fair market value of our Common Stock on the last day of the quarter. The number of shares to be issued for the discounted stock option deferral is calculated on a quarterly basis by dividing the deferred compensation by the discounted price of our Common Stock on the last day of the quarter. The discounted price is 50% of the fair market value of our Common Stock on the valuation date. Stock options granted under the Deferral Plan vest on the first anniversary of the date of grant and must be exercised within 10 years of the date of grant. If a director’s directorship terminates for any reason, any options outstanding will expire 3 years after the termination of the directorship. The maximum aggregate number of shares of our Common Stock that may be issued under the Deferral Plan is 0.5 million. As of December 31, 2003, stock option grants of 3,313 had been made under the Deferral Plan, no options were exercised during fiscal 2003 and approximately 0.5 million shares remained available for future options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions with our management is set forth in the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement, which section is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Information concerning principal accounting fees and services is set forth in the section entitled “Fees Paid to Deloitte & Touche LLP” in our Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8–K

(a)	List of Documents filed as part of this Report

(1)	Financial Statements

All financial statements of the Registrant as set forth under Item 8 of this Annual Report on Form 10–K.

(2)	Financial Statement Schedules

•	Schedule II Valuation and Qualifying Accounts

•	The audited combined financial statements and supplemental combining information of WesternGeco, an unconsolidated significant subsidiary reported on the equity method, as set forth in Exhibit 99.2 of this Annual Report.

(3)	Exhibits

Each exhibit identified below is filed as a part of this report. Exhibits designated with an “*” are filed as an exhibit to this Annual Report on Form 10–K. Exhibits designated with a “+” are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended June 30, 2002).

3.2	Bylaws of Baker Hughes Incorporated restated as of October 22, 2003 (filed as Exhibit 3.1 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended September 30, 2003).

4.1	Rights of Holders of the Company’s Long–Term Debt. The Company has no long–term debt instrument with regard to which the securities authorized thereunder equal or exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of its long–term debt instruments to the SEC upon request.

4.2	Restated Certificate of Incorporation (filed as Exhibit 3.1 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended June 30, 2002).

4.3	Bylaws of Baker Hughes Incorporated restated as of October 31, 2003 (filed as Exhibit 3.1 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended September 30, 2003).

4.5	Indenture dated as of May 15, 1994 between Western Atlas Inc. and The Bank of New York, Trustee, providing for the issuance of securities in series (filed as Exhibit 4.6 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 1999).

10.1+	Employment Agreement by and between Baker Hughes Incorporated and Michael E. Wiley dated as of July 17, 2000 (filed as Exhibit 10.1 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended June 30, 2000).

10.2+	Severance Agreement between Baker Hughes Incorporated and Michael E. Wiley dated as of July 17, 2000 (filed as Exhibit 10.2 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended June 30, 2000).

10.3+	Severance Agreement between Baker Hughes Incorporated and G. Stephen Finley dated as of July 23, 1997 (filed as Exhibit 10.3 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2002).

10.4*+	Form of Indemnification Agreement dated as of December 3, 2003 between Baker Hughes Incorporated and each of the directors and certain executive officers.

10.5+	Form of Amendment 1 to Severance Agreement between Baker Hughes Incorporated and G. Stephen Finley effective November 11, 1998 (filed as Exhibit 10.2 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended June 30, 2003).

10.6+	Severance Agreement between Baker Hughes Incorporated and Alan R. Crain, Jr. dated as of October 25, 2000 (filed as Exhibit 10.6 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2000).

10.7+	Severance Agreement between Baker Hughes Incorporated and Greg Nakanishi dated as of November 1, 2000 (filed as Exhibit 10.7 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2000).

10.8*+	Form of Change in Control Severance Plan.

10.9+	Form of Baker Hughes Incorporated 2002 Director & Officer Long–Term Incentive Plan (filed as Exhibit 10.2 to Quarterly Report on Form 10–Q for the quarter ended September 30, 2003).

10.10*+	Baker Hughes Incorporated Director Retirement Policy for Certain Members of the Board of Directors.

10.11	Baker Hughes Incorporated Supplemental Retirement Plan, as amended and restated effective as of January 1, 2003 (filed as Exhibit 10.12 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2002).

10.12+	Baker Hughes Incorporated Executive Severance Plan (effective November 1, 2002) (filed as Exhibit 10.13 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2002).

10.13	1993 Stock Option Plan, as amended by Amendment No. 1997–1 to the 1993 Stock Option Plan and as amended by Amendment No. 1999–1 to the 1993 Stock Option Plan (filed as Exhibit 10.14 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2002).

10.14	1993 Employee Stock Bonus Plan, as amended by Amendment No. 1997–1 to the 1993 Employee Stock Bonus Plan and as amended by Amendment No. 1999–1 to the 1993 Employee Stock Bonus Plan (filed as Exhibit 10.15 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2002).

10.15+	Baker Hughes Incorporated Director Compensation Deferral Plan, as amended and restated effective as of July 24, 2002 (filed as Exhibit 10.16 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2002).

10.16	1995 Employee Annual Incentive Compensation Plan, as amended by Amendment No. 1997–1 to the 1995 Employee Annual Incentive Compensation Plan and as amended by Amendment No. 1999–1 to the 1995 Employee Annual Incentive Compensation Plan (filed as Exhibit 10.17 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2002).

10.17	Long Term Incentive Plan, as amended by Amendment No. 1999–1 to Long Term Incentive Plan (filed as Exhibit 10.18 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2002).

10.18	Baker Hughes Incorporated 1998 Employee Stock Option Plan, as amended by Amendment No. 1999–1 to 1998 Employee Stock Option Plan (filed as Exhibit 10.3 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended June 30, 2003).

10.19	Form of Credit Agreement, dated as of July 7, 2003, among Baker Hughes Incorporated and thirteen banks for $500,000,000, in the aggregate for all banks (filed as Exhibit 10.5 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended September 30, 2003).

10.20+	Form of Stock Option Agreement for executives effective January 26, 2000 (filed as Exhibit 10.36 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2000).

10.21+	Form of Stock Option Agreement for executive officers effective October 1, 1998 (filed as Exhibit 10.37 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2000).

10.22	Form of Nonqualified Stock Option Agreement for employees effective October 1, 1998 (filed as Exhibit 10.4 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended June 30, 2003).

10.23+	Form of Nonqualified Stock Option Agreement for directors effective October 25, 1998 (filed as Exhibit 10.39 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2000).

10.24+	Form of Nonqualified Stock Option Agreement for directors effective October 25, 1995 (filed as Exhibit 10.26 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2001).

10.25	Form of Nonqualified Stock Option Agreement for employees effective October 25, 1995, (filed as Exhibit 10.27 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2001).

10.26	Form of Incentive Stock Option Agreement for employees effective October 25, 1995, (filed as Exhibit 10.28 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2001).

10.27	Interest Rate Swap Confirmation, dated as of April 8, 2003, and Schedule to the Master Agreement (Multicurrency–Cross Border), dated March 6, 2000 (filed as Exhibit 10.2 to Quarterly Report on Form 10–Q for the quarter ended March 31, 2003).

10.28	Interest Rate Swap Confirmation, dated July 30, 2003, and Schedule to the Master Agreement (Multicurrency–Cross Border), dated July 30, 2003 (filed as Exhibit 10.6 to Quarterly Report on Form 10–Q for the quarter ended June 30, 2003).

10.29	Interest Rate Swap Confirmation, dated October 16, 2003 (filed as Exhibit 10.3 to Quarterly Report on Form 10–Q for the quarter ended September 30, 2003).

10.30*	Agreement and Plan of Merger among Baker Hughes Incorporated, Baker Hughes Delaware I, Inc. and Western Atlas Inc. dated as of May 10, 1998.

10.31*	Tax Sharing Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA, Inc.

10.32*	Employee Benefits Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA, Inc.

10.33	Master Formation Agreement by and among the Company, Schlumberger Limited and certain wholly owned subsidiaries of Schlumberger Limited dated as of September 6, 2000 (filed as Exhibit 2.1 to Form 8–K dated September 7, 2000).

10.34	Shareholders’ Agreement by and among Schlumberger Limited, Baker Hughes Incorporated and other parties listed on the signature pages thereto dated November 30, 2000 (filed as Exhibit 10.1 to Form 8–K dated November 30, 2000).

10.35	Baker Hughes Incorporated Employee Stock Purchase Plan, as amended and restated, effective as of March 3, 2003 (filed as Exhibit 10.1 to Quarterly Report on Form 10–Q for the quarter ended March 31, 2003).

10.36+	Amendment 1 to Employment Agreement, effective April 25, 2001, by and between Baker Hughes Incorporated and Michael E. Wiley; Amendment 2 to Employment Agreement, effective December 5, 2001, by and between Baker Hughes Incorporated and Michael E. Wiley and Amendment 3 to Employment Agreement, effective December 5, 2001, by and between Baker Hughes Incorporated and Michael E. Wiley (filed as Exhibit 10.38 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2001).

10.37+	Severance Agreement, dated as of July 23, 1997, by and between Baker Hughes Incorporated and Edwin C. Howell, as amended by Amendment 1 to Severance Agreement, effective November 11, 1998 (filed as Exhibit 10.39 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2001).

10.38+	Severance Agreement, dated as of December 3, 1997, by and between Baker Hughes Incorporated and Douglas J. Wall, as amended by Amendment 1 to Severance Agreement, effective November 11, 1998 (filed as Exhibit 10.40 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2001).

10.39+	Form of Baker Hughes Incorporated Nonqualified Stock Option Agreement for executive officers, dated January 24, 2001 (filed as Exhibit 10.41 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2001).

10.40+	Form of Severance Agreement, dated as of March 1, 2001, by and between Baker Hughes Incorporated and certain executives, executed by James R. Clark (dated March 1, 2001) and William P. Faubel (dated May 29, 2001) (filed as Exhibit 10.42 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2001).

10.41	Form of Baker Hughes Incorporated Nonqualified Stock Option Agreement for employees, dated January 30, 2002 (filed as Exhibit 10.43 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2001).

10.42	Form of Baker Hughes Incorporated Incentive Stock Option Agreement for employees, dated January 30, 2002 (filed as Exhibit 10.44 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2001).

10.43*+	Amended and Restated Stock Matching Agreement dated as of December 3, 2003 between Baker Hughes Incorporated and James R. Clark.

10.44+	Form of Baker Hughes Incorporated Stock Option Award Agreements, dated July 24, 2002, with Terms and Conditions for employees and for directors and officers (filed as Exhibit 10.46 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2002).

10.45+	Form of Baker Hughes Incorporated Stock Option Award Agreements, dated January 29, 2003, with Terms and Conditions for employees and for directors and officers (filed as Exhibit 10.47 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2002).

10.46+	Form of Baker Hughes Incorporated Performance Award Agreements, dated January 29, 2003, for executive officers (filed as Exhibit 10.48 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2002).

10.47	Baker Hughes Incorporated Pension Plan effective as of January 1, 2002, as amended by First Amendment, effective January 1, 2002 (filed as Exhibit 10.51 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2002).

10.48+	First Amendment to Baker Hughes Incorporated Supplemental Retirement Plan, effective July 23, 2003 (filed as Exhibit 10.1 to Quarterly Report on Form 10–Q filed for the quarter ended September 30, 2003).

10.49+	Form of Baker Hughes Incorporated Stock Option Award Agreement, dated July 22, 2003, for employees and for directors and officers (filed as Exhibit 10.1 to Quarterly Report on Form 10–Q for the quarter ended June 30, 2003).

10.50*+	Form of Baker Hughes Incorporated Stock Option Award Agreements, dated January 28, 2004, with Terms and Conditions for employees and for directors and officers.

10.51	Baker Hughes Incorporated 2002 Employee Long-Term Incentive Plan (filed as Exhibit 4.4 to Registration Statement No. 333-87372 on Form S-8 filed May 1, 2002).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Deloitte & Touche LLP.

23.2*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Michael E. Wiley, Chief Executive Officer, dated March 3, 2004, pursuant to Rule 13a–14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of G. Stephen Finley, Chief Financial Officer, dated March 3, 2004, pursuant to Rule 13a–14(a) of the Securities Exchange Act of 1934, as amended.

32*	Statement of Michael E. Wiley, Chief Executive Officer, and G. Stephen Finley, Chief Financial Officer, dated March 3, 2004, furnished pursuant to Rule 13a–14(b) of the Securities Exchange Act of 1934, as amended.

99.1	Administrative Proceeding, File No. 3–10572, dated September 12, 2001, as issued by the Securities and Exchange Commission (filed as Exhibit 99.1 to Current Report on Form 8-K filed on September 19, 2001).

99.2*	Audited combined financial statements and supplemental combining information of WesternGeco for each of the three years in the period ended December 31, 2003.

(b)	Reports on Form 8–K

A Current Report on Form 8–K was filed with the SEC on October 20, 2003, (a) to report under “Item 5. Other Events and Regulation FD Disclosure” the issuance of a press release whereby the Company announced that it had reached a proposed settlement agreement with a former employee who had made allegations of improper activities relating to operations in Nigeria and (b) to furnish under “Item 12. Results of Operations and Financial Condition” the Company’s issuance of a press release whereby the Company announced that it had signed a definitive agreement for the sale of BIRD Machine.

A Current Report on Form 8–K was filed with the SEC on October 23, 2003, to furnish under “Item 12. Results of Operations and Financial Condition” the Company’s announcement of financial results for the third quarter of 2003.

A Current Report on Form 8-K was filed with the SEC on October 30, 2003, to report under “Item 5. Other Events and Regulation FD Disclosure” the issuance of a press release whereby the Company announced the retirement of its Chief Operating Officer.

A Current Report on Form 8–K was filed with the SEC on January 14, 2004, to furnish under “Item 12. Results of Operations and Financial Condition” the Company’s issuance of a press release whereby the Company announced that it had completed the sale of BIRD Machine.

A Current Report on Form 8–K was filed with the SEC on January 30, 2004, to furnish under “Item 9. Regulation FD Disclosure” the Company’s issuance of a press release whereby the Company announced that a letter of intent had been signed to sell Petreco International, in which the Company has a minority interest.

A Current Report on Form 8–K was filed with the SEC on February 5, 2004, to report under “Item 5. Other Events and Regulation FD Disclosure” the Company’s issuance of a press release whereby the Company announced the appointment of a new President and Chief Operating Officer.

A Current Report on Form 8–K was filed with the SEC on February 12, 2004, to furnish under “Item 12. Results of Operations and Financial Condition” the Company’s announcement of financial results for the fourth quarter and year end of 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of March, 2004.

BAKER HUGHES INCORPORATED By /s/MICHAEL E. WILEY

(Michael E. Wiley, Chairman of the Board and Chief Executive Officer)

     KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael E. Wiley and G. Stephen Finley, each of whom may act without joinder of the other, as their true and lawful attorneys–in–fact and agents, each with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10–K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys–in–fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys–in–fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/MICHAEL E. WILEY (Michael E. Wiley)	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 3, 2004

/s/G. STEPHEN FINLEY (G. Stephen Finley)	Senior Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)	March 3, 2004

/s/ALAN J. KEIFER (Alan J. Keifer)	Vice President and Controller (principal accounting officer)	March 3, 2004

/s/CLARENCE P. CAZALOT, JR. (Clarence P. Cazalot, Jr.)	Director	March 3, 2004

/s/EDWARD P. DJEREJIAN (Edward P. Djerejian)	Director	March 3, 2004

/s/ANTHONY G. FERNANDES (Anthony G. Fernandes)	Director	March 3, 2004

/s/CLAIRE W. GARGALLI (Claire W. Gargalli)	Director	March 3, 2004

/s/RICHARD D. KINDER (Richard D. Kinder)	Director	March 3, 2004

/s/JAMES A. LASH (James A. Lash)	Director	March 3, 2004

/s/JAMES F. MCCALL (James F. McCall)	Director	March 3, 2004

/s/J. LARRY NICHOLS (J. Larry Nichols)	Director	March 3, 2004

/s/H. JOHN RILEY, JR. (H. John Riley, Jr.)	Director	March 3, 2004

/s/CHARLES L. WATSON (Charles L. Watson)	Director	March 3, 2004

Baker Hughes Incorporated

Schedule II – Valuation and Qualifying Accounts

			Deductions

		Additions
	Balance at	Charged to	Reversal of		Charged to	Balance at
	Beginning	Cost and	Prior		Other	End of
(In millions)	of Period	Expenses	Deductions	Write–offs	Accounts	Period

			(a)	(b)	(c)
Year ended December 31, 2003:
Reserve for doubtful accounts receivable	$67.2	$18.8	$(10.2)	$(13.5)	$0.5	$62.8
Reserve for inventories	235.9	23.2	—	(36.2)	9.6	232.5
Year ended December 31, 2002:
Reserve for doubtful accounts receivable	66.5	23.0	(3.4)	(19.5)	0.6	67.2
Reserve for inventories	221.8	39.4	—	(27.8)	2.5	235.9
Year ended December 31, 2001:
Reserve for doubtful accounts receivable	68.3	19.0	(0.8)	(18.7)	(1.3)	66.5
Reserve for inventories	199.3	48.5	—	(22.1)	(3.9)	221.8

(a)	Represents the reversals of prior accruals as receivables collected.

(b)	Represents the elimination of accounts receivable and inventory deemed uncollectible or worthless.

(c)	Represents reclasses, currency translation adjustments and divestitures.

Index to Exhibits

Each exhibit identified below is filed as a part of this report. Exhibits designated with an “*” are filed as an exhibit to this Annual Report on Form 10–K. Exhibits designated with a “+” are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended June 30, 2002).

3.2	Bylaws of Baker Hughes Incorporated restated as of October 22, 2003 (filed as Exhibit 3.1 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended September 30, 2003).

4.1	Rights of Holders of the Company’s Long–Term Debt. The Company has no long–term debt instrument with regard to which the securities authorized thereunder equal or exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of its long–term debt instruments to the SEC upon request.

4.2	Restated Certificate of Incorporation (filed as Exhibit 3.1 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended June 30, 2002).

4.3	Bylaws of Baker Hughes Incorporated restated as of October 31, 2003 (filed as Exhibit 3.1 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended September 30, 2003).

4.5	Indenture dated as of May 15, 1994 between Western Atlas Inc. and The Bank of New York, Trustee, providing for the issuance of securities in series (filed as Exhibit 4.6 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 1999).

10.1+	Employment Agreement by and between Baker Hughes Incorporated and Michael E. Wiley dated as of July 17, 2000 (filed as Exhibit 10.1 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended June 30, 2000).

10.2+	Severance Agreement between Baker Hughes Incorporated and Michael E. Wiley dated as of July 17, 2000 (filed as Exhibit 10.2 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended June 30, 2000).

10.3+	Severance Agreement between Baker Hughes Incorporated and G. Stephen Finley dated as of July 23, 1997 (filed as Exhibit 10.3 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2002).

10.4*+	Form of Indemnification Agreement dated as of December 3, 2003 between Baker Hughes Incorporated and each of the directors and certain executive officers.

10.5+	Form of Amendment 1 to Severance Agreement between Baker Hughes Incorporated and G. Stephen Finley effective November 11, 1998 (filed as Exhibit 10.2 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended June 30, 2003).

10.6+	Severance Agreement between Baker Hughes Incorporated and Alan R. Crain, Jr. dated as of October 25, 2000 (filed as Exhibit 10.6 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2000).

10.7+	Severance Agreement between Baker Hughes Incorporated and Greg Nakanishi dated as of November 1, 2000 (filed as Exhibit 10.7 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2000).

10.8*+	Form of Change in Control Severance Plan.

10.9+	Form of Baker Hughes Incorporated 2002 Director & Officer Long–Term Incentive Plan (filed as Exhibit 10.2 to Quarterly Report on Form 10–Q for the quarter ended September 30, 2003).

10.10*+	Baker Hughes Incorporated Director Retirement Policy for Certain Members of the Board of Directors.

10.11	Baker Hughes Incorporated Supplemental Retirement Plan, as amended and restated effective as of January 1, 2003 (filed as Exhibit 10.12 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2002).

10.12+	Baker Hughes Incorporated Executive Severance Plan (effective November 1, 2002) (filed as Exhibit 10.13 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2002).

10.13	1993 Stock Option Plan, as amended by Amendment No. 1997–1 to the 1993 Stock Option Plan and as amended by Amendment No. 1999–1 to the 1993 Stock Option Plan (filed as Exhibit 10.14 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2002).

10.14	1993 Employee Stock Bonus Plan, as amended by Amendment No. 1997–1 to the 1993 Employee Stock Bonus Plan and as amended by Amendment No. 1999–1 to the 1993 Employee Stock Bonus Plan (filed as Exhibit 10.15 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2002).

10.15+	Baker Hughes Incorporated Director Compensation Deferral Plan, as amended and restated effective as of July 24, 2002 (filed as Exhibit 10.16 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2002).

10.16	1995 Employee Annual Incentive Compensation Plan, as amended by Amendment No. 1997–1 to the 1995 Employee Annual Incentive Compensation Plan and as amended by Amendment No. 1999–1 to the 1995 Employee Annual Incentive Compensation Plan (filed as Exhibit 10.17 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2002).

10.17	Long Term Incentive Plan, as amended by Amendment No. 1999–1 to Long Term Incentive Plan (filed as Exhibit 10.18 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2002).

10.18	Baker Hughes Incorporated 1998 Employee Stock Option Plan, as amended by Amendment No. 1999–1 to 1998 Employee Stock Option Plan (filed as Exhibit 10.3 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended June 30, 2003).

10.19	Form of Credit Agreement, dated as of July 7, 2003, among Baker Hughes Incorporated and thirteen banks for $500,000,000, in the aggregate for all banks (filed as Exhibit 10.5 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended September 30, 2003).

10.20+	Form of Stock Option Agreement for executives effective January 26, 2000 (filed as Exhibit 10.36 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2000).

10.21+	Form of Stock Option Agreement for executive officers effective October 1, 1998 (filed as Exhibit 10.37 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2000).

10.22	Form of Nonqualified Stock Option Agreement for employees effective October 1, 1998 (filed as Exhibit 10.4 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended June 30, 2003).

10.23+	Form of Nonqualified Stock Option Agreement for directors effective October 25, 1998 (filed as Exhibit 10.39 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2000).

10.24+	Form of Nonqualified Stock Option Agreement for directors effective October 25, 1995 (filed as Exhibit 10.26 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2001).

10.25	Form of Nonqualified Stock Option Agreement for employees effective October 25, 1995, (filed as Exhibit 10.27 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2001).

10.26	Form of Incentive Stock Option Agreement for employees effective October 25, 1995, (filed as Exhibit 10.28 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2001).

10.27	Interest Rate Swap Confirmation, dated as of April 8, 2003, and Schedule to the Master Agreement (Multicurrency–Cross Border), dated March 6, 2000 (filed as Exhibit 10.2 to Quarterly Report on Form 10–Q for the quarter ended March 31, 2003).

10.28	Interest Rate Swap Confirmation, dated July 30, 2003, and Schedule to the Master Agreement (Multicurrency–Cross Border), dated July 30, 2003 (filed as Exhibit 10.6 to Quarterly Report on Form 10–Q for the quarter ended June 30, 2003).

10.29	Interest Rate Swap Confirmation, dated October 16, 2003 (filed as Exhibit 10.3 to Quarterly Report on Form 10–Q for the quarter ended September 30, 2003).

10.30*	Agreement and Plan of Merger among Baker Hughes Incorporated, Baker Hughes Delaware I, Inc. and Western Atlas Inc. dated as of May 10, 1998.

10.31*	Tax Sharing Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA, Inc.

10.32*	Employee Benefits Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA, Inc.

10.33	Master Formation Agreement by and among the Company, Schlumberger Limited and certain wholly owned subsidiaries of Schlumberger Limited dated as of September 6, 2000 (filed as Exhibit 2.1 to Form 8–K dated September 7, 2000).

10.34	Shareholders’ Agreement by and among Schlumberger Limited, Baker Hughes Incorporated and other parties listed on the signature pages thereto dated November 30, 2000 (filed as Exhibit 10.1 to Form 8–K dated November 30, 2000).

10.35	Baker Hughes Incorporated Employee Stock Purchase Plan, as amended and restated, effective as of March 3, 2003 (filed as Exhibit 10.1 to Quarterly Report on Form 10–Q for the quarter ended March 31, 2003).

10.36+	Amendment 1 to Employment Agreement, effective April 25, 2001, by and between Baker Hughes Incorporated and Michael E. Wiley; Amendment 2 to Employment Agreement, effective December 5, 2001, by and between Baker Hughes Incorporated and Michael E. Wiley and Amendment 3 to Employment Agreement, effective December 5, 2001, by and between Baker Hughes Incorporated and Michael E. Wiley (filed as Exhibit 10.38 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2001).

10.37+	Severance Agreement, dated as of July 23, 1997, by and between Baker Hughes Incorporated and Edwin C. Howell, as amended by Amendment 1 to Severance Agreement, effective November 11, 1998 (filed as Exhibit 10.39 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2001).

10.38+	Severance Agreement, dated as of December 3, 1997, by and between Baker Hughes Incorporated and Douglas J. Wall, as amended by Amendment 1 to Severance Agreement, effective November 11, 1998 (filed as Exhibit 10.40 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2001).

10.39+	Form of Baker Hughes Incorporated Nonqualified Stock Option Agreement for executive officers, dated January 24, 2001 (filed as Exhibit 10.41 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2001).

10.40+	Form of Severance Agreement, dated as of March 1, 2001, by and between Baker Hughes Incorporated and certain executives, executed by James R. Clark (dated March 1, 2001) and William P. Faubel (dated May 29, 2001) (filed as Exhibit 10.42 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2001).

10.41	Form of Baker Hughes Incorporated Nonqualified Stock Option Agreement for employees, dated January 30, 2002 (filed as Exhibit 10.43 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2001).

10.42	Form of Baker Hughes Incorporated Incentive Stock Option Agreement for employees, dated January 30, 2002 (filed as Exhibit 10.44 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2001).

10.43*+	Amended and Restated Stock Matching Agreement dated as of December 3, 2003 between Baker Hughes Incorporated and James R. Clark.

10.44+	Form of Baker Hughes Incorporated Stock Option Award Agreements, dated July 24, 2002, with Terms and Conditions for employees and for directors and officers (filed as Exhibit 10.46 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2002).

10.45+	Form of Baker Hughes Incorporated Stock Option Award Agreements, dated January 29, 2003, with Terms and Conditions for employees and for directors and officers (filed as Exhibit 10.47 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2002).

10.46+	Form of Baker Hughes Incorporated Performance Award Agreements, dated January 29, 2003, for executive officers (filed as Exhibit 10.48 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2002).

10.47	Baker Hughes Incorporated Pension Plan effective as of January 1, 2002, as amended by First Amendment, effective January 1, 2002 (filed as Exhibit 10.51 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2002).

10.48+	First Amendment to Baker Hughes Incorporated Supplemental Retirement Plan, effective July 23, 2003 (filed as Exhibit 10.1 to Quarterly Report on Form 10–Q filed for the quarter ended September 30, 2003).

10.49+	Form of Baker Hughes Incorporated Stock Option Award Agreement, dated July 22, 2003, for employees and for directors and officers (filed as Exhibit 10.1 to Quarterly Report on Form 10–Q for the quarter ended June 30, 2003).

10.50*+	Form of Baker Hughes Incorporated Stock Option Award Agreements, dated January 28, 2004, with Terms and Conditions for employees and for directors and officers.

10.51	Baker Hughes Incorporated 2002 Employee Long-Term Incentive Plan (filed as Exhibit 4.4 to Registration Statement No. 333-87372 on Form S-8 filed May 1, 2002).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Deloitte & Touche LLP.

23.2*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Michael E. Wiley, Chief Executive Officer, dated March 3, 2004, pursuant to Rule 13a–14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of G. Stephen Finley, Chief Financial Officer, dated March 3, 2004, pursuant to Rule 13a–14(a) of the Securities Exchange Act of 1934, as amended.

32*	Statement of Michael E. Wiley, Chief Executive Officer, and G. Stephen Finley, Chief Financial Officer, dated March 3, 2004, furnished pursuant to Rule 13a–14(b) of the Securities Exchange Act of 1934, as amended.

99.1	Administrative Proceeding, File No. 3–10572, dated September 12, 2001, as issued by the Securities and Exchange Commission (filed as Exhibit 99.1 to Current Report on Form 8-K filed on September 19, 2001).

99.2*	Audited combined financial statements and supplemental combining information of WesternGeco for each of the three years in the period ended December 31, 2003.