Form 10-Q
period 2004-03-31
BAKER HUGHES INC
filed 2004-05-05
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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
77027
(Zip Code)

Registrant’s telephone number, including area code: (713) 439–8600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b–2).
YES [X] NO [   ]

As of April 30, 2004, the registrant has outstanding 333,096,440 shares of Common Stock, $1 par value per share.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Baker Hughes Incorporated

Consolidated Condensed Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenues	$1,398.9	$1,200.1

Costs and expenses:
Cost of revenues	1,024.4	899.4
Selling, general and administrative	213.8	195.2

Total	1,238.2	1,094.6

Operating income	160.7	105.5
Equity in income (loss) of affiliates	8.9	(0.4)
Interest expense	(25.3)	(28.3)
Interest income	1.2	2.6

Income from continuing operations before income taxes	145.5	79.4
Income taxes	(50.2)	(29.3)

Income from continuing operations	95.3	50.1
Loss from discontinued operations, net of tax	(0.7)	—

Income before cumulative effect of accounting change	94.6	50.1
Cumulative effect of accounting change, net of tax	—	(5.6)

Net income	$94.6	$44.5

Basic earnings per share:
Income from continuing operations	$0.29	$0.15
Loss from discontinued operations	(0.01)	—
Cumulative effect of accounting change	—	(0.02)

Net income	$0.28	$0.13

Diluted earnings per share:
Income from continuing operations	$0.29	$0.15
Loss from discontinued operations	(0.01)	—
Cumulative effect of accounting change	—	(0.02)

Net income	$0.28	$0.13

Cash dividends per share	$0.115	$0.115

See accompanying notes to consolidated condensed financial statements.

Baker Hughes Incorporated

Consolidated Condensed Balance Sheets
(In millions)

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$155.7	$98.4
Accounts receivable, net	1,152.8	1,149.2
Inventories	1,062.5	1,023.6
Deferred income taxes	175.7	170.8
Other current assets	54.8	58.3
Assets of discontinued operations	-–	23.6

Total current assets	2,601.5	2,523.9
Investments in affiliates	667.1	691.3
Property, net	1,382.6	1,402.4
Goodwill	1,238.8	1,239.4
Intangible assets, net	159.4	163.4
Other assets	290.7	281.8

Total assets	$6,340.1	$6,302.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$432.2	$387.6
Short–term borrowings and current portion of long–term debt	351.7	351.4
Accrued employee compensation	217.8	278.9
Other accrued liabilities	312.7	279.8
Liabilities of discontinued operations	—	26.7

Total current liabilities	1,314.4	1,324.4
Long–term debt	1,100.2	1,133.0
Pensions and postretirement benefit obligations	321.6	311.1
Other liabilities	188.1	183.3
Stockholders’ equity:
Common stock	332.8	332.0
Capital in excess of par value	3,015.9	2,998.6
Retained earnings	227.3	170.9
Accumulated other comprehensive loss	(160.2)	(151.1)

Total stockholders’ equity	3,415.8	3,350.4

Total liabilities and stockholders’ equity	$6,340.1	$6,302.2

See accompanying notes to consolidated condensed financial statements.

Baker Hughes Incorporated

Consolidated Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Income from continuing operations	$95.3	$50.1
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	93.7	84.2
Amortization of deferred gains on derivatives	(2.3)	(1.1)
Benefit for deferred income taxes	(4.7)	(13.4)
Gain on disposal of assets	(12.4)	(5.8)
Equity in (income) loss of affiliates	(8.9)	0.4
Change in accounts receivable	0.9	(4.6)
Change in inventories	(53.3)	(26.8)
Change in accounts payable	41.9	(3.8)
Change in accrued employee compensation and other accrued liabilities	(10.2)	(50.1)
Change in pensions and postretirement obligations and other liabilities	15.1	(2.6)
Changes in other assets and liabilities	(14.2)	3.4

Net cash flows from continuing operations	140.9	29.9
Net cash flows from discontinued operations	(3.6)	1.8

Net cash flows from operating activities	137.3	31.7

Cash flows from investing activities:
Expenditures for capital assets	(82.5)	(87.1)
Investment in affiliates	(1.0)	(1.3)
Proceeds from sale of business and investment in affiliate	34.0	—
Proceeds from disposal of assets	20.2	12.4

Net cash flows from continuing operations	(29.3)	(76.0)
Net cash flows from discontinued operations	–-	(0.2)

Net cash flows from investing activities	(29.3)	(76.2)

Cash flows from financing activities:
Net (repayments) borrowings of commercial paper and other short–term debt	(30.5)	69.6
Repayment of indebtedness	—	(100.0)
Proceeds from issuance of common stock	17.4	29.2
Repurchase of common stock	—	(8.6)
Dividends	(38.2)	(38.6)

Net cash flows from financing activities	(51.3)	(48.4)

Effect of foreign exchange rate changes on cash	0.6	0.7

Increase (decrease) in cash and cash equivalents	57.3	(92.2)
Cash and cash equivalents, beginning of period	98.4	143.9

Cash and cash equivalents, end of period	$155.7	$51.7

Income taxes paid	$17.2	$36.4
Interest paid	$32.1	$37.5

See accompanying notes to consolidated condensed financial statements.

Baker Hughes Incorporated

Notes to Consolidated Condensed Financial Statements

NOTE 1. GENERAL

Nature of Operations

     Baker Hughes Incorporated (“we,” “our” or “us”) is engaged in the oilfield services industry. We are a major supplier of wellbore related products and technology services and systems to the oil and natural gas industry on a worldwide basis and provide products and services for drilling, formation evaluation, completion and production of oil and natural gas wells.

Basis of Presentation

     Our unaudited consolidated condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited consolidated condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. These unaudited consolidated condensed financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10–K for the year ended December 31, 2003. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

     In the notes to the unaudited consolidated condensed financial statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated.

     Certain reclassifications, including reclassifications for deferred income taxes and other tax liabilities, have been made to the prior year’s consolidated condensed financial statements to conform with the current period presentation.

NOTE 2. DISCONTINUED OPERATIONS

     In January 2004, we completed the sale of BIRD Machine (“BIRD”), the remaining division of the former Process segment, and recorded an additional loss on sale of $0.5 million with no tax benefit. We received $5.6 million in proceeds, which is subject to adjustment pending final completion of the purchase price, and retained certain accounts receivable, inventories and other assets. We currently expect to make a payment of between $6.5 million and $7.5 million in the second quarter of 2004 to the buyer in settlement of the final purchase price adjustment. The adjustment is the result of changes in the value of net assets sold to the buyer during the time frame in which the initial sales price was negotiated and the date of the closing of the sale. Effective January 1, 2003, we sold our interest in oil producing operations in West Africa and recorded a gain on sale of $4.1 million, net of a tax benefit of $0.2 million, in the first quarter of 2003. In the first quarter of 2003, we also recorded an additional loss on the sale of EIMCO Process Equipment (“EIMCO”), which was sold in November 2002, due to purchase price adjustments of $2.5 million, net of tax of $1.3 million. We have reclassified our consolidated condensed financial statements for all prior periods presented to reflect these operations as discontinued.

Baker Hughes Incorporated
Notes to Consolidated Condensed Financial Statements (continued)

     Summarized financial information from discontinued operations is as follows:

	Three Months Ended
	March 31,
	2004	2003
Revenues:
BIRD	$1.6	$26.4
Oil producing operations	—	4.2

Total	$1.6	$30.6

Income (loss) before income taxes:
BIRD	$(0.3)	$(4.2)
Oil producing operations	—	1.8

Total	(0.3)	(2.4)

Income taxes:
BIRD	0.1	1.5
Oil producing operations	—	(0.7)

Total	0.1	0.8

Income (loss) before gain (loss) on disposal:
BIRD	(0.2)	(2.7)
Oil producing operations	—	1.1

Total	(0.2)	(1.6)

Gain (loss) on disposal, net of tax:
BIRD	(0.5)	—
Oil producing operations	—	4.1
EIMCO	—	(2.5)

Total	(0.5)	1.6

Loss from discontinued operations	$(0.7)	$—

NOTE 3. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to owners. The components of our comprehensive income (loss), net of related tax, are as follows:

	Three Months Ended
	March 31,
	2004	2003
Net income	$94.6	$44.5
Other comprehensive income (loss):
Foreign currency translation adjustments	(8.3)	1.6
Unearned compensation	(0.8)	—

Total comprehensive income	$85.5	$46.1

     Total accumulated other comprehensive loss consisted of the following:

	March 31,	December 31,
	2004	2003
Foreign currency translation adjustments	$(98.1)	$(89.8)
Pension adjustment	(61.3)	(61.3)
Unearned compensation	(0.8)	—

Total accumulated other comprehensive loss	$(160.2)	$(151.1)

Baker Hughes Incorporated
Notes to Consolidated Condensed Financial Statements (continued)

NOTE 4. STOCK–BASED COMPENSATION

     As allowed under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock–Based Compensation, we have elected to account for our stock–based compensation using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, no compensation expense is recognized when the number of shares granted is known and the exercise price of the stock option at the time of grant is equal to or greater than the market price of our common stock. Reported net income does not include any compensation expense associated with stock options but does include compensation expense associated with restricted stock awards.

     If we had recognized compensation expense as if the fair value based method had been applied to all awards as provided for under SFAS No. 123, our pro forma net income, earnings per share (“EPS”) and stock–based compensation cost would have been as follows:

	Three Months Ended
	March 31,
	2004	2003
Net income, as reported	$94.6	$44.5
Add: Stock–based compensation for restricted stock awards included in reported net income, net of tax	0.2	0.7
Deduct: Stock–based compensation determined under the fair value method, net of tax	(4.9)	(5.7)

Pro forma net income	$89.9	$39.5

Basic EPS
As reported	$0.28	$0.13
Pro forma	0.27	0.12
Diluted EPS
As reported	$0.28	$0.13
Pro forma	0.27	0.12

     These pro forma calculations may not be indicative of future amounts since additional awards in future years are anticipated.

NOTE 5. EARNINGS PER SHARE

     A reconciliation of the number of shares used for the basic and diluted EPS calculation is as follows:

	Three Months Ended
	March 31,
	2004	2003
Weighted average common shares outstanding for basic EPS	332.4	336.7
Effect of dilutive securities – stock plans	1.7	1.0

Adjusted weighted average common shares outstanding for diluted EPS	334.1	337.7

Future potentially dilutive shares excluded from diluted EPS:
Options with an exercise price greater than average market price for the period	5.7	5.9

NOTE 6. INVENTORIES

     Inventories are comprised of the following:

	March 31,	December 31,
	2004	2003
Finished goods	$883.3	$853.7
Work in process	112.1	98.8
Raw materials	67.1	71.1

Total	$1,062.5	$1,023.6

Baker Hughes Incorporated
Notes to Consolidated Condensed Financial Statements (continued)

NOTE 7. INVESTMENTS IN AFFILIATES

     We have investments in affiliates that are accounted for using the equity method of accounting. The most significant of these affiliates is WesternGeco, a seismic venture in which we own 30%. Summarized unaudited operating results for WesternGeco are as follows:

	Three Months Ended
	March 31,
	2004	2003
Revenues	$312.7	$306.7
Operating income (loss)	32.3	(0.5)
Net income (loss)	28.5	(10.5)

     The summarized unaudited financial position of WesternGeco is as follows:

	March 31,	December 31,
	2004	2003
Current assets	$664.7	$606.4
Noncurrent assets	1,232.3	1,302.5

Total assets	$1,897.0	$1,908.9

Current liabilities	$454.4	$508.1
Noncurrent liabilities	185.0	171.5
Stockholders’ equity	1,257.6	1,229.3

Total liabilities and stockholders’ equity	$1,897.0	$1,908.9

     In February 2004, we completed the sale of our minority interest in Petreco International for $35.8 million. We received $28.4 million in cash, with the remaining $7.4 million held in escrow pending the outcome of potential indemnification obligations pursuant to the sales agreement. We recognized a gain of $1.3 million, net of tax of $1.5 million.

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill (net of accumulated amortization) for the three months ended March 31, 2004 are as follows:

Balance as of December 31, 2003	$1,239.4
Translation adjustments and other	(0.6)

Balance as of March 31, 2004	$1,238.8

     Intangible assets which are amortized are comprised of the following:

	March 31, 2004			December 31, 2003
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Technology based	$183.4	$(49.6)	$133.8	$183.5	$(46.8)	$136.7
Marketing related	21.9	(5.2)	16.7	21.9	(5.0)	16.9
Contract based	10.7	(3.2)	7.5	11.2	(2.9)	8.3
Customer based	0.6	(0.1)	0.5	0.6	(0.1)	0.5
Other	1.9	(1.0)	0.9	2.0	(1.0)	1.0

Total	$218.5	$(59.1)	$159.4	$219.2	$(55.8)	$163.4

     Amortization expense for intangible assets for the three months ended March 31, 2004 was $3.3 million and is estimated to be $13.8 million for 2004. Estimated amortization expense for each of the subsequent five fiscal years is expected to be within the range of $11.9 million to $15.5 million.

Baker Hughes Incorporated
Notes to Consolidated Condensed Financial Statements (continued)

NOTE 9. FINANCIAL INSTRUMENTS

     At March 31, 2004, we had entered into several foreign currency forward contracts with notional amounts aggregating $80.5 million to hedge exposure to currency fluctuations in various foreign currencies, including the British Pound Sterling, the Euro, the Norwegian Krone, the Canadian Dollar, the Brazilian Real, the Argentine Peso and the Indonesian Rupiah. These contracts are designated and qualify as fair value hedging instruments. Based on quoted market prices as of March 31, 2004 for contracts with similar terms and maturity dates, we recorded a loss of $1.7 million to adjust these foreign currency forward contracts to their fair market value. This loss offsets designated foreign exchange gains resulting from the underlying exposures and is included in selling, general and administrative expense in the consolidated condensed statement of operations.

     At March 31, 2004, we had entered into several foreign currency forward contracts with notional amounts aggregating $88.5 million to offset exposure to currency fluctuations in various foreign currencies, including the British Pound Sterling, the Euro and the Canadian Dollar. These exposures arise when local currency operating expenses exceed local currency revenue collections, which then requires the conversion of U.S. dollars to local currency. These contracts were not designated as hedging instruments for accounting purposes. Based on quoted market prices as of March 31, 2004 for contracts with similar terms and maturity dates, we recorded a loss of $0.3 million to adjust these foreign currency forward contracts to their fair market value. This loss is included in selling, general and administrative expense in the consolidated condensed statement of operations.

NOTE 10. SEGMENT AND RELATED INFORMATION

     We operate through six divisions – Baker Atlas, Baker Oil Tools, Baker Petrolite, Centrilift, Hughes Christensen and INTEQ – that have been aggregated into the Oilfield segment because they have similar economic characteristics and because the long–term financial performance of these divisions is affected by similar economic conditions. The consolidated results are evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance.

     These operating divisions manufacture and sell products and provide services used in the oil and natural gas exploration industry, including drilling, completion, production of oil and natural gas wells and in reservoir measurement and evaluation. They also operate in the same markets and have substantially the same customers. The principal markets include all major oil and natural gas producing regions of the world, including North America, South America, Europe, Africa, the Middle East and the Far East. Customers include major multi–national, independent and state–owned oil companies. The Oilfield segment also includes our 30% interest in WesternGeco and other similar businesses.

     We evaluate the performance of the Oilfield segment based on its segment profit (loss), which is defined as income from continuing operations before income taxes, accounting changes, restructuring charges and reversals, impairment of assets and interest income and expense.

     Summarized financial information is shown in the following table. The “Corporate and Other” column includes corporate–related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to the Oilfield segment, including restructuring charges and reversals and impairment of assets, if any. The “Corporate and Other” column also includes assets of discontinued operations at December 31, 2003.

		Corporate
	Oilfield	and Other	Total
Revenues
Three months ended March 31, 2004	$1,398.6	$0.3	$1,398.9
Three months ended March 31, 2003	1,200.1	—	1,200.1
Segment profit (loss)
Three months ended March 31, 2004	$213.8	$(68.3)	$145.5
Three months ended March 31, 2003	140.1	(60.7)	79.4
Total assets
As of March 31, 2004	$5,856.1	$484.0	$6,340.1
As of December 31, 2003	5,802.3	499.9	6,302.2

Baker Hughes Incorporated
Notes to Consolidated Condensed Financial Statements (continued)

     The following table presents the details of “Corporate and Other” segment loss:

	Three Months Ended
	March 31,
	2004	2003
Corporate and other expenses	$(44.2)	$(35.0)
Interest, net	(24.1)	(25.7)

Total	$(68.3)	$(60.7)

NOTE 11. EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

     We have noncontributory defined benefit pension plans (“Pension Benefits”) covering various domestic and foreign employees. The components of net periodic benefit cost are as follows:

	U.S. Pension Benefits		Non–U.S. Pension Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Service cost	$5.1	$4.2	$0.5	$1.4
Interest cost	2.7	2.2	3.1	3.0
Expected return on plan assets	(5.1)	(3.7)	(2.2)	(2.0)
Recognized actuarial loss	1.0	1.6	1.0	0.7

Net periodic benefit cost	$3.7	$4.3	$2.4	$3.1

Postretirement Welfare Benefits

     We provide certain postretirement health care and life insurance benefits to substantially all U.S. employees who retire and have met certain age and service requirements. The components of net periodic benefit cost are as follows:

	Three Months Ended
	March 31,
	2004	2003
Service cost	$1.4	$1.2
Interest cost	2.6	2.6
Amortization of prior service cost	0.2	0.1
Recognized actuarial loss	0.5	0.3

Net periodic benefit cost	$4.7	$4.2

NOTE 12. GUARANTEES

     In the normal course of business with customers, vendors and others, we are contingently liable for performance under letters of credit and other bank issued guarantees, which totaled approximately $293.8 million at March 31, 2004. We have also guaranteed debt and other obligations of third parties totaling up to $16.5 million at March 31, 2004.

     We sell certain of our products to customers with a product warranty that provides that customers can return a defective product during a specified warranty period following the purchase in exchange for a replacement product, repair at no cost to the customer or the issuance of a credit to the customer. We accrue amounts for estimated warranty claims based upon both current and historical product sales data, warranty costs incurred and any other related information known to us.

Baker Hughes Incorporated
Notes to Consolidated Condensed Financial Statements (continued)

     The changes in the aggregate product warranty liabilities for the three months ended March 31, 2004 are as follows:

Balance as of December 31, 2003	$14.1
Claims paid	(1.3)
Additional warranties issued	0.7
Revisions in estimates for previously issued warranties	(1.0)
Other	(0.1)

Balance as of March 31, 2004	$12.4

NOTE 13. NEW ACCOUNTING STANDARDS

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. An entity is subject to the consolidation rules of FIN 46 and is referred to as a variable interest entity (“VIE”) if the entity’s equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its operations without additional financial support. In December 2003, the FASB issued modifications to FIN 46 (“FIN 46R”), resulting in multiple effective dates based on the nature as well as the creation date of a VIE. We are currently evaluating the provisions of FIN 46 and FIN 46R for any potential VIEs created prior to February 1, 2003, but do not expect the adoption to have a material impact, if any, on the consolidated condensed financial statements.

     In January 2004, the FASB issued FASB Staff Position No. FAS 106–1 (“FSP 106–1”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides temporary guidance concerning the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, requires presently enacted changes in laws that will take effect in future periods to be taken into account in measuring current period postretirement benefit cost and the accumulated projected benefit obligation (“APBO”). FSP 106–1 allows companies that sponsor affected postretirement benefits plans to elect to defer recognizing the effects of the Act on postretirement benefit expense and on the APBO pursuant to SFAS No. 106 until authoritative guidance on accounting for the federal subsidy is issued. We have elected to defer accounting for the effects of the Act until such guidance has been finalized, which is expected to be in 2004.

NOTE 14. CONTINGENCY

     On April 3, 2004, a jury in Andrews, Texas returned a verdict of $15.3 million in favor of LOTUS, LLC, against INTEQ for lost profits resulting from a breach of contract in drilling a well to create a salt cavern for disposing of naturally occurring radioactive waste. We have asked the trial court to set aside the judgment and, in the alternative, to grant a new trial. If neither request is granted, we will pursue an appeal. While we believe we have a valid basis for appeal and intend to vigorously pursue it, any favorable outcome is not assured.

NOTE 15. SUBSEQUENT EVENT

     In April 2004, we entered into an interest rate swap agreement for a notional amount of $325.0 million associated with our 6.25% Notes due January 2009. Under this agreement we receive interest at a fixed rate of 6.25% and pay interest at a floating rate of six–month LIBOR plus a spread of 2.741%. The interest rate swap agreement has been designated and qualifies as a fair value hedging instrument. The interest rate swap agreement will be fully effective, resulting in no gain or loss recorded in the consolidated condensed statement of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated condensed financial statements and the related notes thereto, as well as our Annual Report on Form 10–K for the year ended December 31, 2003.

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

     Our products and services are sold in highly competitive markets, and our revenues and earnings can be affected by changes in competitive prices, fluctuations in the level of activity in major markets, general economic conditions, foreign exchange fluctuations and governmental regulation. We compete with the oil and natural gas industry’s largest diversified oilfield service providers, as well as many small companies. We believe that the principal competitive factors in our industry are product and service quality; availability and reliability; health, safety and environmental standards; technical proficiency and price. We consider our key business drivers to include the rig count, oil and natural gas production levels and current and expected future energy prices.

     In the first quarter of 2004, we reported revenues of $1,398.9 million, a 16.6% increase compared with the first quarter of 2003. Income from continuing operations for the first quarter of 2004 was $95.3 million compared with $50.1 million for the first quarter of 2003. The increase in revenues and income from continuing operations was primarily a result of increased activity from land rigs drilling for natural gas in the U.S. and Canada, driven by continued investment in drilling for natural gas prospects, and increased activity in certain international markets including Venezuela, which was impacted by a general strike in the first quarter of 2003. Other areas of improved international markets include the Caspian region, Russia and China. These increases were partially offset by declines in the Gulf of Mexico and in the North Sea, which have historically been among our strongest markets.

BUSINESS ENVIRONMENT

     Our business environment and its corresponding operating results are significantly affected by the level of energy industry spending for the exploration for and production of (“E&P”) oil and natural gas reserves. An indicator for this spending is the rig count because when drilling and workover rigs are active, many of the products and services provided by the oilfield services industry are required. Our products and services are used during the drilling and workover phases, during the completion of the oil and natural gas wells and during actual production of the hydrocarbons. This spending by oil and natural gas companies is in turn influenced strongly by expectations about the supply and demand for oil and natural gas products and by current and expected prices for both oil and natural gas. Rig counts therefore generally reflect the relative strength and stability of energy prices.

Rig Counts

     We have been providing rig counts to the public since 1944. We gather all relevant data through our field service personnel, who obtain the necessary data from routine visits to the various rigs, customers, contractors or other outside sources. This data is then compiled and distributed to various wire services and trade associations and is published on our website. Rig counts are compiled weekly for the U.S. and Canada and monthly for all international rigs and U.S. workover rigs. Published international rig counts do not include rigs drilling in certain countries, such as Russia and onshore China, because this information is extremely difficult to obtain.

     North American rigs are counted as active if, on the day the count is taken, the well being drilled has been started, drilling has not been completed and the well is anticipated to be of sufficient depth to be a potential consumer of our drill bits. In most international areas, rigs are counted as active if drilling operations have taken place for at least 15 days during the month and if the well has not reached the target depth. Rigs that are in transit from one location to another, are rigging up, have been drilling less than 15 days of the month, are being used in non–drilling activities including production testing, completion and workover, or are not significant consumers of oilfield products and services are not included in the rig count. In some active international areas where better data is available, a weekly or daily average of active rigs is taken.

     Our rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended
	March 31,
	2004	2003
U.S. – land	1,021	788
U.S. – offshore	97	109
Canada	528	492

North America	1,646	1,389

Latin America	273	217
North Sea	41	44
Other Europe	33	38
Africa	46	54
Middle East	219	213
Asia Pacific	186	178

Outside North America	798	744

Worldwide	2,444	2,133

U.S. Workover Rigs	1,190	1,049

     U.S. – land and Canadian rig counts increased 29.6% and 7.3%, respectively, in the first quarter of 2004 compared with the first quarter of 2003 due to the increase in drilling for natural gas. The U.S. – offshore rig count decreased 11.0% in the first quarter of 2004 compared with the first quarter of 2003.

     Outside North America, rig counts increased 7.3% in the first quarter of 2004 compared with the first quarter of 2003. The rig count in Latin America increased 25.8% compared with the first quarter of 2003 driven by spending increases by the Mexican national oil company, PEMEX, and spending increases in Venezuela. The Venezuelan rig count in the first quarter of 2004 was more than double the strike–impacted rig count in the first quarter of 2003 and is the highest rig count since the fourth quarter of 2001. The North Sea rig count in the first quarter of 2004 decreased 6.8% compared with the first quarter of 2003 primarily driven by continued declines in drilling activity in the U.K. sector. Major diversified oil and natural gas companies continue to redirect spending towards other larger international projects, especially in Russia and the Caspian region. Activity in the Middle East continued to rise steadily with a 2.8% increase in the rig count for the first quarter of 2004 compared with the first quarter of 2003. Rig counts in Africa declined 14.8% in the first quarter of 2004 compared with the first quarter of 2003 primarily as a result of project delays in West Africa. Rig activity in the Asia Pacific region was up 4.5% in the first quarter of 2004 compared with the first quarter of 2003 primarily due to activity increases in India.

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

	Three Months Ended
	March 31,
	2004	2003
Oil prices ($/Bbl)	$35.33	$33.96
Natural gas prices ($/mmBtu)	5.62	6.38

     Oil prices averaged $35.33/Bbl in the first quarter of 2004, continuing the increasing trend from the upper $20/Bbl in September/October 2003 to the upper $30/Bbl in March/April 2004. Oil prices remained volatile during the first quarter, rising from $32.52/Bbl at the beginning of the quarter to $36.20/Bbl in mid–January and then falling to a low for the quarter of $32.48/Bbl in early February before rallying once more to a high for the quarter of $38.18/Bbl in mid–March. The primary factors influencing the oil price during the first quarter of 2004 included the announcement, without an enactment, of production cuts by the Organization of Petroleum Exporting Countries (“OPEC”), increased oil exports from Iraq, persistent low inventories and strong economic growth in both the U.S. and China.

     During the first quarter of 2004, natural gas prices averaged $5.62/mmBtu. Prices trended lower during the quarter, ranging from a high in early January of $7.05/mmBtu to a low in early February of $5.08/mmBtu, but have remained between $5/mmBtu and $6/mmBtu since early February. Natural gas storage levels at the beginning of the injection season, which runs from April to November, were in excess of one trillion cubic feet. Prices have remained high, discouraging industrial demand and allowing storage operators to build inventories.

Key Risk Factors

     Our business is focused on providing products and services to the worldwide oil and natural gas industry; therefore, our risk factors are centered on those factors that impact the markets for oil and natural gas. Key risk factors currently influencing the worldwide oil and natural gas markets that could impact our outlook are discussed below.

•	Production control – the degree to which individual OPEC nations and other large oil and natural gas producing countries, including, but not limited to, Mexico, Norway and Russia, are willing and able to control production and exports of oil, to decrease or increase supply and to support their targeted oil price while meeting their market share objectives. Key measures of production control include actual production levels compared with target or quota production levels, oil price compared with targeted oil price and changes in each country’s market share.

•	Global economic growth – particularly the impact of the U.S. and Western European economies and the economic activity in Japan, China, South Korea and other developing areas of Asia where the correlation between economic growth and energy demand is strong. The strength of the U.S. economy and economic growth in developing Asia, particularly China, will be important in 2004. Key measures include U.S. and international economic output, global energy demand and forecasts of future demand by governments and private organizations.

•	Oil and natural gas storage inventory levels – a measure of the balance between supply and demand. A key measure of U.S. natural gas inventories is the storage level reported weekly by the U.S. Department of Energy compared with historic levels. Key measures for oil inventories include U.S. inventory levels reported by the U.S. Department of Energy and American Petroleum Institute and worldwide estimates reported by the International Energy Agency.

•	Ability to produce natural gas – the amount of natural gas that can be produced is a function of the number of new wells drilled, completed and connected to pipelines as well as the rate of production and resulting depletion of existing wells. Advanced technologies, such as horizontal drilling, improve total recovery but also result in a more rapid production decline. Key measures include government and private surveys of natural gas production, company reported production, estimates of reservoir depletion rates and drilling and completion activity.

•	Technological progress – the design and application of new products that allow oil and natural gas companies to drill fewer wells and to drill, complete and produce wells faster, recover more hydrocarbons and/or lower costs. Key measures also include the overall level of research and engineering spending by oilfield services companies and the pace at which new technology is both introduced commercially and accepted by customers.

•	Maturity of the resource base – the growing necessity for increased levels of investment and activity to support production from an area the longer it is developed. Key measures include changes in undeveloped hydrocarbon reserves in mature areas like the North Sea, the U.S., Canada and Latin America.

•	Pace of new investment – the amount oil and natural gas companies choose to invest in emerging markets and any impact it has on their spending in areas where they already have an established presence.

•	Access to capital – the ability of oil and natural gas companies to access the funds necessary to carry out their E&P plans. Access to capital is particularly important for smaller independent oil and natural gas companies. Key measures of access to capital include cash flow, interest rates, analysis of oil and natural gas company leverage and equity offering activity.

•	Energy prices and price volatility – the impact of widely fluctuating commodity prices on the stability of the market and subsequent impact on customer spending. While current energy prices are important contributors to positive cash flow at E&P companies, expectations for future prices and price volatility are generally more important for determining future E&P spending. While higher commodity prices generally lead to higher levels of E&P spending, sustained high energy prices can be an impediment to economic growth.

•	Impact of energy prices and price volatility on demand for hydrocarbons – short–term price changes can result in companies switching to the most economic sources of fuel, prompting a temporary curtailment of demand, while long–term price changes can lead to permanent changes in demand. This results in the oilfield services industry being cyclical in nature. Key indicators include hydrocarbon prices on a Btu equivalent basis and indicators of hydrocarbon demand, such as electricity generation or industrial production.

•	Access to prospects – the ability of oil and natural gas companies to develop economically attractive projects based on their expectations of future energy prices, required investments and resulting returns. Access to prospects may be limited because host governments do not allow access to the reserves or because another oil and natural gas company owns the rights to develop the prospect.

•	Supply disruptions – the loss of production and/or delay of activity from key oil exporting countries, including, but not limited to, Iraq, Saudi Arabia and other Middle Eastern countries, Nigeria and Venezuela, due to political instability, civil unrest, labor issues or military activity. In addition, adverse weather such as hurricanes could impact production facilities, causing supply disruptions.

•	Weather – the impact of variations in temperatures as compared with normal weather patterns and the related effect on demand for oil and natural gas. A key measure of the impact of weather on energy demand is population–weighted heating and cooling degree days as reported by the U.S. Department of Energy and forecasts of warmer than normal or cooler than normal temperatures.

•	Government regulations – the costs incurred by oil and natural gas companies to conform to and comply with government regulations, including environmental regulations, may limit the quantity of oil and natural gas that may be economically produced.

INDUSTRY OUTLOOK

     Caution is advised that the factors described in “Forward–Looking Statements” and “Business Environment” could negatively impact our expectation for oil and natural gas demand, oil and natural gas prices and drilling activity.

     Oil – Inventories of crude oil and products were at record low levels as 2004 began and remained low during the first quarter of 2004, supporting oil prices of $32/Bbl to $38/Bbl. Oil prices are expected to decline throughout the balance of 2004 and average between $26/Bbl and $34/Bbl. Factors which could support prices at the upper end of this range include stronger than expected worldwide economic growth, especially in China and the U.S., the potential for supply disruptions in the Middle East, Africa or Venezuela, the slower growth of Russian exports due to export capacity bottlenecks and OPEC’s desire and ability to maintain a higher price target to stabilize their purchasing power. Factors which could result in oil prices at the lower end of the range include slower than expected economic growth in the U.S. and China, higher than expected increases in Iraqi production growth and increased production from OPEC members Algeria, Libya and Nigeria, challenging the Persian Gulf members of OPEC to act as the swing producers.

     Natural Gas – In 2004, prices are expected to trade between $4/mmBtu and $7/mmBtu. Natural gas could trade at the upper end of this range if winter weather is colder than normal, if summer weather is warmer than normal, if the U.S. economy, particularly the industrial sector, exhibits greater than expected growth and continued levels of customer spending are not sufficient to meet the demand for natural gas. Prices could move to the lower end of this range if the U.S. economic recovery is weaker than expected or summer or winter weather is milder than expected. During the injection season, which runs from April through November, natural gas prices are expected to trade at a level necessary to curtail price sensitive demand and allow storage to refill.

     Customer Spending – Based upon our discussions with major customers, review of published industry reports and our outlook for oil and natural gas prices described above, anticipated customer spending trends are as follows:

•	North America – Spending in North America, primarily towards developing natural gas supplies, is expected to increase approximately 8% to 10% in 2004 compared with 2003.

•	Outside North America – Customer spending, primarily directed at developing oil supplies, is expected to increase 6% to 8% in 2004 compared with 2003.

•	Total spending is expected to increase 6% to 8% in 2004 compared with 2003.

     Drilling Activity – Based upon our outlook for oil and natural gas prices and customer spending described above, our outlook for drilling activity, as measured by the Baker Hughes rig count, is as follows:

•	The North American rig count is expected to increase approximately 5% to 7% in 2004 compared with 2003.

•	Drilling activity outside of North America is expected to increase approximately 6% to 8% compared with 2003.

COMPANY OUTLOOK

     In our outlook for 2004, we took into account the factors described herein. We expect that 2004 will be a stronger year than 2003, with revenues increasing 6% to 8%. Growth in our revenues should mirror the growth in customer spending. Our assumptions regarding overall growth in customer spending assume strong economic growth in the U.S. and China and OPEC discipline, resulting in an oil price exceeding $26/Bbl. Our assumptions regarding customer spending in North America assume strong economic growth in the U.S. and natural gas prices exceeding $4/mmBtu.

     In North America, we expect revenues to increase 8% to 10% in 2004 compared with 2003, with the majority of the increase occurring in the second half of 2004. We expect spending on land based projects to continue to increase in 2004 following the trend evident in 2003. We also expect offshore spending in the Gulf of Mexico to be flat in 2004 compared with 2003.

     Outside North America, we expect revenues to increase 6% to 8% in 2004 compared with 2003, continuing the multi–year trend of modest growth in customer spending. Spending on large projects from national oil companies will reflect established seasonality trends, resulting in softer revenues in the first half of the year and stronger revenues in the second half. In addition, customer spending should continue to be affected by weather–related reductions in the North Sea in the second quarter of 2004. The Middle East, Latin America, the Caspian region and Russia are expected to demonstrate above average spending increases, resulting in increased revenue, while growth in revenues from the North Sea may be below average. Our expectations for spending and revenue growth could decrease if prices fall below $26/Bbl for oil or $4/mmBtu for natural gas or if there are disruptions in key oil and natural gas production markets, such as Venezuela or Nigeria.

     In the first quarter of 2004, WesternGeco contributed $9.0 million of equity in income of affiliates compared with a loss of $9.8 million for all of 2003. We expect the trend of improving operating results for WesternGeco to continue throughout the remainder of 2004; however, based on the historical trend of operating losses and weakness in the seismic industry in prior years, there is uncertainty regarding the future operating performance of WesternGeco.

     Based on the above forecasts, we believe that earnings per share in 2004 from continuing operations will be in the range of $1.25 to $1.40. Significant price increases or significantly better than expected results from WesternGeco could cause earnings per share to reach the upper end of this range. Conversely, significant price decreases or significantly worse than expected results at WesternGeco could result in earnings per share being at or below the lower end of this range. Our ability to improve pricing is dependent on demand for our products and services and our competitors strategies of managing capacity. While the commercial introduction of new technology is an important factor in realizing price improvement, without pricing discipline throughout the industry as a whole, meaningful improvements in our prices are not likely to be realized. Additionally, significant changes in drilling activity outside our expectations could impact operating results positively or negatively.

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

DISCONTINUED OPERATIONS

     In January 2004, we completed the sale of BIRD Machine (“BIRD”), the remaining division of the former Process segment, and recorded an additional loss on sale of $0.5 million with no tax benefit. We received $5.6 million in proceeds, which is subject to adjustment pending final completion of the purchase price, and retained certain accounts receivable, inventories and other assets. We currently expect to make a payment of between $6.5 million and $7.5 million in the second quarter of 2004 to the buyer in settlement of the final purchase price adjustment. The adjustment is the result of changes in the value of net assets sold to the buyer during the time frame in which the initial sales price was negotiated and the date of the closing of the sale. Effective January 1, 2003, we sold our interest in oil producing operations in West Africa and recorded a gain on sale of $4.1 million, net of a tax benefit of $0.2 million, in the first quarter of 2003. In the first quarter of 2003, we also recorded an additional loss on the sale of EIMCO Process Equipment, which was sold in November 2002, due to purchase price adjustments of $2.5 million, net of tax of $1.3 million. We have reclassified our consolidated condensed financial statements for all prior periods presented to reflect these operations as discontinued. See Note 2 of the Notes to Consolidated Condensed Financial Statements for additional information regarding discontinued operations.

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

     The table below details certain consolidated condensed statement of operations data and their percentage of revenues for the three months ended March 31, 2004 and 2003, respectively.

	Three Months Ended March 31,
	2004		2003
Revenues	$1,398.9	100.0%	$1,200.1	100.0%
Cost of revenues	1,024.4	73.2	899.4	74.9
Selling, general and administrative	213.8	15.3	195.2	16.3

Revenues

     Revenues for the three months ended March 31, 2004 increased 16.6% compared with the three months ended March 31, 2003, reflecting a 14.6% increase in rig counts. Revenues in North America, which accounted for 43.3% of total revenues, increased 15.1% for the three months ended March 31, 2004 compared with the three months ended March 31, 2003. This increase reflects increased activity in U.S. land operations and Canada, as evidenced by an 18.5% increase in the North American rig count. Revenues outside North America, which accounted for 56.7% of total revenues, increased 17.7% for the three months ended March 31, 2004 compared with the three months ended March 31, 2003. This increase reflects the 7.3% increase in rig counts outside North America, particularly in Latin America, the Middle East and Asia Pacific, coupled with limited pricing improvement in certain markets and product lines and significant revenue improvements in China and Russia.

Cost of Revenues

     Cost of revenues for the three months ended March 31, 2004 increased 13.9% compared with the three months ended March 31, 2003. Cost of revenues as a percentage of consolidated revenues was 73.2% and 74.9% for the three months ended March 31, 2004 and 2003, respectively. The decrease is primarily the result of limited pricing improvement in certain markets and product lines and a change in the geographic and product mix from the sale of our products and services.

Selling, General and Administrative

     Selling, general and administrative expenses for the three months ended March 31, 2004 increased 9.5% compared with the three months ended March 31, 2003 primarily due to higher marketing and administrative expenses as a result of increased activity and increased costs related to our focus on compliance, including our Sarbanes–Oxley implementation, legal investigations and increased staffing in our legal, compliance and audit groups.

Equity in Income (Loss) of Affiliates

     Equity in income (loss) of affiliates increased $9.3 million in the three months ended March 31, 2004 compared with the three months ended March 31, 2003 primarily due to the increase in equity in income of WesternGeco, our most significant equity method investment, as a result of improving conditions in the seismic market.

Interest Expense and Interest Income

     Interest expense for the three months ended March 31, 2004 decreased $3.0 million compared with the three months ended March 31, 2003 primarily due to increased amortization of deferred gains related to terminated interest rate swap agreements and a $1.6 million interest payment related to the final settlement of outstanding obligations with a related party in the three months ended March 31, 2003. The amortization of deferred gains related to terminated interest rate swap agreements reduced interest expense by $2.3 million in the three months ended March 31, 2004 compared with $1.1 million in the three months ended March 31, 2003.

     Interest income for the three months ended March 31, 2004 decreased $1.4 million compared with the three months ended March 31, 2003 primarily due to a $1.3 million interest receipt related to the final settlement of outstanding obligations with a related party in the three months ended March 31, 2003.

Income Taxes

     Our effective tax rates differ from the statutory income tax rate of 35% due to state income taxes, differing rates of tax on international operations and higher taxes within the WesternGeco venture due to: (i) the venture being taxed in certain foreign jurisdictions based on a deemed profit basis, which is a percentage of revenues rather than profits and (ii) unbenefitted foreign losses of the venture, which are operating losses in certain foreign jurisdictions where there was no current tax benefit and where a deferred tax asset was not recorded due to the uncertainty of its realization.

Cumulative Effect of Accounting Change

     On January 1, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long–lived assets. SFAS No. 143 requires that the fair value of a liability associated with an asset retirement obligation (“ARO”) be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The liability for the ARO is revised each subsequent period due to the passage of time and changes in estimates. The associated retirement costs are capitalized as part of the carrying amount of the long–lived asset and subsequently depreciated over the estimated useful life of the asset.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our objective in appropriately financing our business is to maintain adequate financial resources and access to additional liquidity. During the three months ended March 31, 2004, cash flows from operations were the principal source of funding. We anticipate that this trend will continue throughout the remainder of 2004. We also have a $500.0 million committed revolving credit facility that would provide an ample source of back–up liquidity that would be available in the event of an unanticipated significant demand on cash flow that could not be funded by operations or short–term borrowings. This facility expires in July 2006.

     Our capital planning process is focused on utilizing cash flows generated from operations in ways that enhance the value of our company. During the three months ended March 31, 2004, we used cash for a mix of activities including working capital needs, payment of dividends and capital expenditures. We expect this trend to continue throughout 2004, in addition to using cash to repay the $100.0 million 8% Notes due May 2004 and the $250.0 million 7.875% Notes due June 2004. We do not anticipate any additional material demands, commitments or other events that would require significant outlays of cash.

Cash Flows

     Cash flows provided (used) by continuing operations by type of activity were as follows for the three months ended March 31:

	2004	2003
Operating activities	$140.9	$29.9
Investing activities	(29.3)	(76.0)
Financing activities	(51.3)	(48.4)

     Cash flow statements for companies with international operations that are local currency functional exclude the effects of the changes in foreign currency exchange rates that occur during any given period, as these are noncash charges. As a result, changes reflected in certain accounts on the consolidated condensed statements of cash flows may not reflect the changes in corresponding accounts on the consolidated condensed balance sheets.

Operating Activities

     Cash flows from operating activities of continuing operations provided $140.9 million in the three months ended March 31, 2004 compared with $29.9 million in the three months ended March 31, 2003. This increase was primarily due to increased operating performance, which is directly related to our increased revenues, offset by a decrease in cash flows from operations related to an increase in working capital.

     The underlying drivers of the changes in working capital are as follows:

•	A decrease in accounts receivable in the first quarter of 2004 provided $0.9 million in cash. This was due to improved collections of accounts receivable, as evidenced by a reduction of approximately 4 days in days sales outstanding (defined as the average number of days our accounts receivable are outstanding), offset by increases in accounts receivable related to the increase in revenues.

•	An increase in inventory in the first quarter of 2004 used $53.3 million in cash due to increased activity.

•	An increase in accounts payable and accrued employee compensation and other accrued liabilities provided $31.7 million in cash. This was due to increased activity, better management of our accounts payable and $19.2 million less in net income tax payments in the first quarter of 2004 compared with the first quarter of 2003.

Investing Activities

     Our principal recurring investing activity is the funding of capital expenditures to improve the productivity of our operations. Expenditures for capital assets totaled $82.5 million and $87.1 million for the three months ended March 31, 2004 and 2003, respectively. The majority of these expenditures were for machinery and equipment and rental tools.

     In January 2004, we completed the sale of BIRD and received $5.6 million in proceeds, which is subject to adjustment pending final completion of the purchase price. In February 2004, we also completed the sale of our minority interest in Petreco International for $35.8 million. We received $28.4 million in cash, with the remaining $7.4 million held in escrow pending the outcome of potential indemnification obligations pursuant to the sales agreement.

     Proceeds from the disposal of assets were $20.2 million and $12.4 million for the three months ended March 31, 2004 and 2003, respectively. These disposals related to machinery, rental tools and equipment no longer used in operations that were sold throughout the period.

Financing Activities

     We had net repayments of commercial paper and other short–term debt of $30.5 million in the first quarter of 2004 compared with net short–term borrowings of $69.6 million in the first quarter of 2003. In the first quarter of 2003, we also repaid the $100.0 million 5.8% Notes due February 2003. The repayment was funded with cash on hand, cash flows from operations and the issuance of commercial paper.

     Total debt outstanding at March 31, 2004 was $1,451.9 million, a decrease of $32.5 million compared with December 31, 2003. The total debt to total capitalization (defined as total debt plus stockholders’ equity) ratios were 0.30 at March 31, 2004 and 0.31 at December 31, 2003.

     We received proceeds of $17.4 million and $8.7 million in the three months ended March 31, 2004 and 2003, respectively, from the issuance of common stock from the exercise of stock options. In the first quarter of 2003, we received proceeds of $20.5 million from the issuance of stock through our employee stock purchase plan related to employee stock purchases made during 2002. Proceeds from the issuance of stock through our employee stock purchase plan related to employee stock purchases made during 2003 were received in the fourth quarter of 2003.

     During 2002, we were authorized by our Board of Directors to repurchase up to $275.0 million of our common stock. During the three months ended March 31, 2003, we repurchased 0.3 million shares at an average cost of $28.69 per share, for a total of $8.6 million. Upon repurchase, the shares were retired. We did not repurchase any shares during the three months ended March 31, 2004.

     We paid dividends of $38.2 million and $38.6 million in the three months ended March 31, 2004 and 2003, respectively.

Available Credit Facilities

     At March 31, 2004, we had $931.8 million of credit facilities with commercial banks, of which $500.0 million is a committed revolving credit facility (the “facility”) that expires in July 2006. The facility contains certain covenants which, among other things, require the maintenance of a funded indebtedness to total capitalization ratio (a defined formula per the facility) of less than or equal to 0.50, limit the amount of subsidiary indebtedness and restrict the sale of significant assets, defined as 10% or more of total consolidated assets. At March 31, 2004, we were in compliance with all of the facility covenants, including the funded indebtedness to total capitalization ratio, which was 0.30. There were no direct borrowings under the facility during the three months ended March 31, 2004; however, to the extent we have outstanding commercial paper, our ability to borrow under the facility is reduced. At March 31, 2004, we had no outstanding commercial paper.

     If market conditions were to change and revenues were to be significantly reduced or operating costs were to increase, our cash flows and liquidity could be reduced. Additionally, it could cause the rating agencies to lower our credit rating. We do not have any ratings triggers in the facility that would accelerate the maturity of any borrowings under the facility. However, a downgrade in our credit ratings could increase the cost of borrowing under the facility. Also, a downgrade in our credit ratings could limit or preclude our ability to issue commercial paper. Should this occur, we would seek alternative sources of funding, including borrowing under the facility.

Cash Requirements

     We believe operating cash flows combined with short–term borrowings, as needed, will provide us with sufficient capital resources and liquidity to manage our operations, meet contractual obligations, fund capital expenditures, repurchase common stock, pay dividends and support the development of our short–term and long–term operating strategies.

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

NEW ACCOUNTING STANDARDS

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. An entity is subject to the consolidation rules of FIN 46 and is referred to as a variable interest entity (“VIE”) if the entity’s equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its operations without additional financial support. In December 2003, the FASB issued modifications to FIN 46 (“FIN 46R”), resulting in multiple effective dates based on the nature as well as the creation date of a VIE. We are currently evaluating the provisions of FIN 46 and FIN 46R for any potential VIEs created prior to February 1, 2003, but do not expect the adoption to have a material impact, if any, on the consolidated condensed financial statements.

     In January 2004, the FASB issued FASB Staff Position No. FAS 106–1 (“FSP 106–1”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides temporary guidance concerning the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, requires presently enacted changes in laws that will take effect in future periods to be taken into account in measuring current period postretirement benefit cost and the accumulated projected benefit obligation (“APBO”). FSP 106–1 allows companies that sponsor affected postretirement benefits plans to elect to defer recognizing the effects of the Act on postretirement benefit expense and on the APBO pursuant to SFAS No. 106 until authoritative guidance on accounting for the federal subsidy is issued. We have elected to defer accounting for the effects of the Act until such guidance has been finalized, which is expected to be in 2004.

FORWARD–LOOKING STATEMENTS

     MD&A and certain statements in the Notes to Consolidated Condensed Financial Statements, as well as this report, include forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “would,” “may,” “likely” and similar expressions, and the negative thereof, are intended to identify forward–looking statements. We undertake no obligation to publicly update or revise any forward–looking statement. Our expectations regarding our business outlook, changes in profitability, customer spending, oil and natural gas prices and our business environment and the oil and natural gas industry in general are only our forecasts regarding these matters. These forecasts may be substantially different from actual results, which are affected by the following risk factors: the level of petroleum industry exploration and production expenditures; drilling rig and oil and natural gas industry manpower and equipment availability; our ability to implement and effect price increases for our products and services; our ability to control our costs; the rising costs and availability of sufficient raw materials, manufacturing capacity and subcontracting capacity at forecasted costs to meet our revenue goals; the effect of competition, particularly our ability to introduce new technology on a forecasted schedule and at forecasted costs; the ability of our competitors to capture market share; our ability to retain or increase our market share; potential impairment of long–lived assets; world economic conditions; the price of, and the demand for, crude oil and natural gas; drilling activity; seasonal and other weather conditions that affect the demand for energy and severe weather conditions, such as hurricanes, that affect exploration and production activities; the legislative and regulatory environment in the U.S. and other countries in which we operate; outcome of government and internal investigations and legal proceedings; changes in environmental regulations; unexpected, adverse outcomes or material increases in liability with respect to environmental remediation sites where we have been named as a potentially responsible party; the discovery of new environmental remediation sites; the discharge of hazardous materials or hydrocarbons into the environment; OPEC policy and the adherence by OPEC nations to their OPEC production quotas; war, military action or extended period of international conflict, particularly involving the U.S., Middle East or other major petroleum–producing or consuming regions; any future acts of war, armed conflicts or terrorist activities; civil unrest or in–country security concerns where we operate; expropriation; the development of technology by us or our competitors that lowers overall finding and development costs; new laws and regulations that could have a significant impact on the future operations and conduct of all businesses; ability to fully utilize our tax loss carryforwards and tax credits; labor–related actions, including strikes, slowdowns and facility occupations; the condition of the capital and equity markets in general; adverse foreign exchange fluctuations and adverse changes in the capital markets in international locations where we operate; and the timing of any of the foregoing. See “Key Risk Factors” for a more detailed discussion of certain of these risk factors.

     Our expectations regarding our level of capital expenditures described in “Liquidity and Capital Resources” are only our forecasts regarding these matters. In addition to the factors described in the previous paragraph and in “Business Environment,” these forecasts may be substantially different from actual results, which are affected by the following factors: the accuracy of our estimates regarding our spending requirements; regulatory, legal and contractual impediments to spending reduction measures; the occurrence of any unanticipated acquisition or research and development opportunities; changes in our strategic direction; and the need to replace any unanticipated losses in capital assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

     At March 31, 2004, we had entered into several foreign currency forward contracts with notional amounts aggregating $80.5 million to hedge exposure to currency fluctuations in various foreign currencies, including the British Pound Sterling, the Euro, the Norwegian Krone, the Canadian Dollar, the Brazilian Real, the Argentine Peso and the Indonesian Rupiah. These contracts are designated and qualify as fair value hedging instruments. Based on quoted market prices as of March 31, 2004 for contracts with similar terms and maturity dates, we recorded a loss of $1.7 million to adjust these foreign currency forward contracts to their fair market value. This loss offsets designated foreign exchange gains resulting from the underlying exposures and is included in selling, general and administrative expense in the consolidated condensed statement of operations.

     At March 31, 2004, we had entered into several foreign currency forward contracts with notional amounts aggregating $88.5 million to offset exposure to currency fluctuations in various foreign currencies, including the British Pound Sterling, the Euro and the Canadian Dollar. These exposures arise when local currency operating expenses exceed local currency revenue collections, which then requires the conversion of U.S. dollars to local currency. These contracts were not designated as hedging instruments for accounting purposes. Based on quoted market prices as of March 31, 2004 for contracts with similar terms and maturity dates, we recorded a loss of $0.3 million to adjust these foreign currency forward contracts to their fair market value. This loss is included in selling, general and administrative expense in the consolidated condensed statement of operations.

     The counterparties to the forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the unlikely event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

     In April 2004, we entered into an interest rate swap agreement for a notional amount of $325.0 million associated with our 6.25% Notes due January 2009. Under this agreement we receive interest at a fixed rate of 6.25% and pay interest at a floating rate of six–month LIBOR plus a spread of 2.741%. The interest rate swap agreement has been designated and qualifies as a fair value hedging instrument. The interest rate swap agreement will be fully effective, resulting in no gain or loss recorded in the consolidated condensed statement of operations.

Item 4. Controls and Procedures

     As of the end of the period covered by this quarterly report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a–15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, as of March 31, 2004, our disclosure controls and procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On March 29, 2002, we announced that we had been advised that the Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”) are conducting investigations into allegations of violations of law relating to Nigeria and other related matters. The SEC has issued a formal order of investigation into possible violations of provisions under the Foreign Corrupt Practices Act (“FCPA”) regarding anti–bribery, books and records and internal controls, and the DOJ has asked to interview current and former employees. On August 6, 2003, the SEC issued a subpoena seeking information about our operations in Angola and Kazakhstan as part of its ongoing investigation. We are providing documents to and cooperating fully with the SEC and DOJ. In addition, we are conducting internal investigations into these matters, which have identified apparent deficiencies in our books and records and internal controls. The SEC and DOJ have a broad range of sanctions they may seek to impose in appropriate circumstances including, but not limited to, injunctive relief, disgorgement, fines and penalties and modifications to business practices and compliance programs, as well as civil and criminal charges against individuals. It is not possible to accurately predict at this time when such investigations will be completed.

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

     The Department of Commerce, Department of the Navy and the DOJ (the “U.S. agencies”) are investigating compliance with certain export licenses issued to Western Geophysical from 1994 through 2000 for export of seismic equipment leased by the People’s Republic of China. We acquired Western Geophysical in August 1998 and subsequently transferred related assets to WesternGeco in December 2000. Under the joint venture formation agreement with WesternGeco, we owe indemnity to WesternGeco for certain matters. We are cooperating fully with the U.S. agencies.

     Based on current information, we cannot predict the outcome of any of the investigations described above or, what, if any, actions may be taken by the SEC, DOJ or other U.S. agencies or authorities or the effect it may have on us.

     On April 3, 2004, a jury in Andrews, Texas returned a verdict of $15.3 million in favor of LOTUS, LLC, against INTEQ for lost profits resulting from a breach of contract in drilling a well to create a salt cavern for disposing of naturally occurring radioactive waste. We have asked the trial court to set aside the judgment and, in the alternative, to grant a new trial. If neither request is granted, we will pursue an appeal. While we believe we have a valid basis for appeal and intend to vigorously pursue it, any favorable outcome is not assured.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of Stockholders was held on April 28, 2004 (i) to elect three Class I members of the Board of Directors to serve for three–year terms, (ii) to ratify Deloitte & Touche LLP as our Independent Auditor for 2004, (iii) to consider a stockholder proposal regarding classified boards and (iv) to consider a stockholder proposal regarding poison pills. Following are the final results of the Annual Meeting.

     The three Class I directors who were so elected are Edward P. Djerejian, H. John Riley, Jr. and Charles L. Watson. The directors whose term of office continued after the Annual Meeting are Larry D. Brady, Clarence P. Cazalot, Jr., Anthony G. Fernandes, Claire W. Gargalli, James A. Lash, James F. McCall, J. Larry Nichols and Michael E. Wiley. The number of affirmative votes and the number of votes withheld for the directors so elected were:

	Number of	Number of
	Affirmative	Votes
Names	Votes	Withheld
Edward P. Djerejian	231,607,408	65,461,361
H. John Riley, Jr.	231,607,408	65,455,233
Charles L. Watson	215,709,862	81,358,907

     The number of affirmative votes, the number of negative votes and the number of abstentions with respect to the ratification of Deloitte & Touche LLP as Independent Auditor for 2004 was as follows:

Number of	Number of
Affirmative	Negative
Votes	Votes	Abstentions
284,281,641	11,272,828	1,544,299

     The number of affirmative votes, the number of negative votes, the number of abstentions and the number of broker non–votes with respect to the approval of stockholder proposals was as follows:

	Number of	Number of
	Affirmative	Negative		Broker
	Votes	Votes	Abstentions	Non-Votes
Proposal regarding classified boards	241,128,032	25,652,302	2,224,167	28,064,269
Proposal regarding poison pills	101,518,857	165,259,542	2,226,103	28,164,268

     Based on these final results of voting at the Annual Meeting of Stockholders, the proposal regarding classified boards received 90.38% of the votes cast for or against the proposal at the meeting, which represented 72.50% of all of the outstanding shares of common stock, and the proposal regarding poison pills received 38.05% of the votes cast for or against the proposal at the meeting, which represented 30.25% of all the outstanding shares of common stock.

Item 5. Other Information

     Following our Annual Meeting of Stockholders held on April 28, 2004, our Board of Directors held a meeting at which it appointed the members and chairmen for the Board’s five standing committees. The composition of each committee is as follows:

     Executive Committee — Messrs. Wiley (Chairman), Cazalot, Riley and Watson.

     Audit/Ethics Committee — Messrs. McCall (Chairman), Cazalot, Fernandes, Lash and Nichols.

     Governance Committee — Messrs. Cazalot (Chairman), Djerejian, McCall, Riley and Watson.

     Finance Committee — Messrs. Fernandes (Chairman), Brady, Lash and Nichols and Ms. Gargalli.

     Compensation Committee — Messrs. Riley (Chairman), Brady, Djerejian and Watson and Ms. Gargalli.

     The Board of Directors has also appointed a Special Committee to oversee the Chief Executive Officer/Chairman of the Board selection and transition process for the succession plans for Michael E. Wiley. The committee members are Messrs. Fernandes (Chairman), Cazalot, McCall, Nichols and Watson.

Item 6. Exhibits and Reports on Form 8–K

     (a)  Exhibits:

10.1	Retirement Letter between Baker Hughes Incorporated and Andrew J. Szescila executed March 18, 2004.

10.2	Consulting Services Letter between Baker Hughes Incorporated and Andrew J. Szescila executed March 18, 2004.

10.3	Form of Restricted Stock Award Resolution, including terms and conditions, dated March 2, 2004.

10.4	Form of Baker Hughes Incorporated Performance Award Agreement, including terms and conditions for certain executive officers, dated as of January 1, 2004.

10.5	Form of Restricted Stock Award Resolution, including terms and conditions, dated April 28, 2004.

31.1	Certification of Michael E. Wiley, Chief Executive Officer, dated May 5, 2004, pursuant to Rule 13a–14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of G. Stephen Finley, Chief Financial Officer, dated May 5, 2004, pursuant to Rule 13a–14(a) of the Securities Exchange Act of 1934, as amended.

32	Statement of Michael E. Wiley, Chief Executive Officer, and G. Stephen Finley, Chief Financial Officer, dated May 5, 2004, furnished pursuant to Rule 13a–14(b) of the Securities Exchange Act of 1934, as amended.

(b)	Reports on Form 8–K:

A Current Report on Form 8–K was filed with the SEC on January 14, 2004, to furnish under “Item 12. Results of Operations and Financial Condition” our issuance of a press release whereby we announced that we had completed the sale of BIRD Machine.

A Current Report on Form 8–K was filed with the SEC on January 30, 2004, to furnish under “Item 9. Regulation FD Disclosure” our issuance of a press release whereby we announced that a letter of intent had been signed to sell Petreco International, in which we had a minority interest.

A Current Report on Form 8–K was filed with the SEC on February 5, 2004, to report under “Item 5. Other Events and Regulation FD Disclosure” our issuance of a press release whereby we announced the appointment of a new President and Chief Operating Officer.

A Current Report on Form 8–K was filed with the SEC on February 12, 2004, to furnish under “Item 12. Results of Operations and Financial Condition” our announcement of financial results for the fourth quarter and year end of 2003.

A Current Report on Form 8–K was filed with the SEC on April 27, 2004, to furnish under “Item 12. Results of Operations and Financial Condition” our announcement of financial results for the first quarter of 2004.

A Current Report on Form 8–K was filed with the SEC on April 29, 2004, to report under “Item 5. Other Events and Regulation FD Disclosure” our issuance of a press release whereby we announced the results of the votes at the Annual Meeting of Stockholders held on April 28, 2004, and the succession plans for Michael E. Wiley, Chairman of the Board and Chief Executive Officer.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAKER HUGHES INCORPORATED
(Registrant)

Date: May 5, 2004	By: /s/G. STEPHEN FINLEY
G. Stephen Finley
Sr. Vice President – Finance and
Administration and Chief Financial Officer

Date: May 5, 2004	By: /s/ALAN J. KEIFER
Alan J. Keifer
Vice President and Controller

Index to Exhibits

10.1	Retirement Letter between Baker Hughes Incorporated and Andrew J. Szescila executed March 18, 2004.

10.2	Consulting Services Letter between Baker Hughes Incorporated and Andrew J. Szescila executed March 18, 2004.

10.3	Form of Restricted Stock Award Resolution, including terms and conditions, dated March 2, 2004.

10.4	Form of Baker Hughes Incorporated Performance Award Agreement, including terms and conditions for certain executive officers, dated as of January 1, 2004.

10.5	Form of Restricted Stock Award Resolution, including terms and conditions, dated April 28, 2004.

31.1	Certification of Michael E. Wiley, Chief Executive Officer, dated May 5, 2004, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of G. Stephen Finley, Chief Financial Officer, dated May 5, 2004, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Statement of Michael E. Wiley, Chief Executive Officer, and G. Stephen Finley, Chief Financial Officer, dated May 5, 2004, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.