Form 10-K
period 2004-12-31
BAKER HUGHES INC
filed 2005-03-01
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b–2 of the Act). YES ☑ NO ☐

     The aggregate market value of the voting and non–voting Common Stock held by non–affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price on July 2, 2004 reported by the New York Stock Exchange) was approximately $12,551,384,649.

     As of February 25, 2005, the registrant has outstanding 338,185,465 shares of Common Stock, $1 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant’s 2004 Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 2005 are incorporated by reference into Part III of this Form 10–K.

Baker Hughes Incorporated

INDEX

		Page
	Part I

Item 1.	Business	2
Item 2.	Properties	14
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	16

	Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
Item 6.	Selected Financial Data	18
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 8.	Financial Statements and Supplementary Data	41
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	74
Item 9A.	Controls and Procedures	74
Item 9B.	Other Information	74

	Part III

Item 10.	Directors and Executive Officers of the Registrant	74
Item 11.	Executive Compensation	74
Item 12.	Security Ownership of Certain Beneficial Owners and Management	75
Item 13.	Certain Relationships and Related Transactions	77
Item 14.	Principal Accounting Fees and Services	77

	Part IV

Item 15.	Exhibits, Financial Statement Schedules	78
Indenture dated May 15, 1994
Form of Stock Option Award Agreement dated 7/28/2004
Form of Stock Option Award Agreement dated 1/26/2005
Form of Restricted Stock Award Agreement
Form of Restricted Stock Award Terms and Conditions
Form of Restricted Stock Unit Agreement
Form of Restricted Stock Unit Terms and Conditions
Compensation Table for Named Exec. Officers & Directors
Interest Rate Swap Confirmation
Subsidiaries of Registrant
Consent of Deloitte & Touche LLP
Certification of Chad C. Deaton, CEO
Certification of G. Stephen Finley, CFO
Statement of CEO and CFO pursuant to Rule 13a-14(b)

PART I

ITEM 1. BUSINESS

     Baker Hughes Incorporated (“Baker Hughes,” “Company,” “we,” “our” or “us”) is a Delaware corporation engaged in the oilfield services industry. Baker Hughes is a major supplier of wellbore–related products and technology services and systems to the worldwide oil and natural gas industry, including products and services for drilling, formation evaluation, completion and production of oil and natural gas wells. We conduct part or all of our operations through subsidiaries, affiliates, ventures or alliances.

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

     We have adopted a Business Code of Conduct to provide guidance to our directors, officers and employees on matters of business conduct and ethics, including compliance standards and procedures. We have also required our principal executive officer, principal financial officer and principal accounting officer to sign a Code of Ethical Conduct Certification. Our Business Code of Conduct and Code of Ethical Conduct Certifications are available on the Investor Relations section of our website at www.bakerhughes.com. We intend to promptly disclose on our website information about any waiver of these codes with respect to our executive officers and directors. Our Corporate Governance Guidelines and the charters of our Audit/Ethics Committee, Compensation Committee, Executive Committee, Finance Committee and Governance Committee are also available on the Investor Relations section of our website at www.bakerhughes.com. In addition, a copy of our Business Code of Conduct, Code of Ethical Conduct Certification, Corporate Governance Guidelines and the charters of the Committees referenced above are available in print at no cost to any stockholder who requests them by writing or telephoning us at the following address or telephone number:

Baker Hughes Incorporated
3900 Essex Lane, Suite 1200
Houston, TX 77027
Attention: Investor Relations
Telephone: (713) 439–8039

     Information contained on or connected to our website is not incorporated by reference into this annual report on Form 10–K and should not be considered part of this report or any other filing that we make with the SEC.

     We have seven operating divisions – Baker Atlas, Baker Hughes Drilling Fluids, Baker Oil Tools, Baker Petrolite, Centrilift, Hughes Christensen and INTEQ – that we have aggregated into the Oilfield segment because they have similar economic characteristics and because the long–term financial performance of these divisions is affected by similar economic conditions. These operating divisions manufacture and sell products and provide services used in the oil and natural gas industry, including drilling, formation evaluation, completion and production of oil and natural gas wells. They operate in the same markets, which include all of the major oil and natural gas producing regions of the world: North America, South America, Europe, Africa, the Middle East and the Far East. The Oilfield segment also includes our 30% interest in WesternGeco, a seismic venture we entered into with Schlumberger Limited (“Schlumberger”), as well as other investments in affiliates.

     For additional industry segment information for the three years ended December 31, 2004, see Note 13 of the Notes to Consolidated Financial Statements in Item 8 herein.

Baker Atlas

     Baker Atlas is a leading provider of formation evaluation and wireline completion and production services for oil and natural gas wells.

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

     Formation evaluation instrumentation can be run in the well in several ways and at different times over the life of the well. The two most common methods of data collection are wireline logging (performed by Baker Atlas) and logging–while–drilling (“LWD”) (performed by INTEQ). Wireline logging is conducted by pulling or pushing instruments through the wellbore after it is drilled, while LWD instruments are attached to the drill string and take measurements while the well is being drilled. Wireline logging measurements can be made before the well’s protective steel casing is set (open hole logging) or after casing has been set (cased hole logging). Baker Atlas also offers geophysical data interpretation services which help the operator interpret the petrophysical properties measured by the logging instruments and make inferences about the formation, presence and quantity of hydrocarbons present. This information is used to determine the next steps in drilling and completing the well.

     Wireline Completion and Production Services. Wireline completion and production services include using wireline instruments to evaluate well integrity, perform mechanical intervention and perform cement evaluations. Wireline instruments can also be run in producing wells to perform production logging. Baker Atlas (and Baker Oil Tools) also provide perforating services, which involve puncturing a well’s steel casing and cement sheath with explosive charges. This creates a fracture in the formation and provides a path for hydrocarbons in the formation to enter the wellbore and be produced.

     Baker Atlas’ services allow oil and natural gas companies to define, manage and reduce their exploration and production risk. As such, the main driver of customer purchasing decisions is the value added by formation evaluation and wireline completion and production services. Specific opportunities for competitive differentiation include:

•	data acquisition efficiency,

•	the sophistication and accuracy of measurements,

•	the ability to interpret the information gathered to quantify the hydrocarbons producible from the formation, and

•	the ability to differentiate services which can run exclusively or more efficiently on wireline from services which can run on either wireline or drill pipe.

     Baker Atlas’ primary formation evaluation and wireline completion and perforating competitors are Schlumberger, Halliburton Company (“Halliburton”), Precision Drilling Corporation, Expro International Group PLC and various other competitors.

     Key business drivers for Baker Atlas include the number of drilling and workover rigs operating, as well as the current and expected future price of both oil and natural gas.

Baker Hughes Drilling Fluids

     Baker Hughes Drilling Fluids is a major provider of drilling fluids (also called “mud”), and a provider of completion fluids (also called “brines”) and fluids environmental services. Drilling fluids are an important component of the drilling process and are pumped from the surface through the drill string, exiting nozzles in the drill bit and traveling back up the wellbore where the fluids are recycled. This process cleans the bottom of the well by transporting the cuttings to the surface while also cooling and lubricating the bit and drill string. Drilling fluids typically contain barite or bentonite to give them weight that enables the fluid to hold the wellbore open and stabilize it. Additionally, the fluids control downhole pressures and seal porous sections of the wellbore. To ensure maximum efficiency and wellbore stability, drilling fluids are often customized by the wellsite engineer. For drilling through the reservoir itself, Baker Hughes Drilling Fluids’ drill–in or completion fluids possess properties that minimize formation damage. The fluids environmental services of Baker Hughes Drilling Fluids also provide equipment and services to separate the drill cuttings from the drilling fluids and re–inject the processed cuttings into a specially prepared well, or to transport and dispose of the cuttings by other means.

     The main driver of customer purchasing decisions in drilling fluids is cost efficiency. Specific opportunities for competitive differentiation include:

•	improvements in drilling efficiency,

•	minimizing formation damage, and

•	the environmentally safe handling and disposal of drilling fluids and cuttings.

     Baker Hughes Drilling Fluids’ primary competitors include Halliburton, M-I, LLC, Newpark Resources, Inc., TETRA Technologies, Inc. and various other competitors.

     Key business drivers for Baker Hughes Drilling Fluids include the number of drilling rigs operating, as well as the current and expected future price of both oil and natural gas.

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

     Completions. The economic success of a well depends in large part on how the well is completed. Completions are the equipment installed in a well after it is drilled to allow the efficient and safe production of oil and natural gas to the surface. Baker Oil Tools’ completion systems are matched to the formation and reservoir for optimum production and can employ a variety of products and services including:

•	Liner hangers, which suspend a section of steel casing (also called a liner) inside the bottom of the previous section of casing. Its expandable slips grip the inside of the casing and support the weight of the liner below.

•	Packers, which seal the annular space between the steel production tubing and the casing. These tools control the flow of fluids in the well and protect the casing above and below from reservoir pressures and corrosive formation fluids.

•	Flow control equipment, which controls and adjusts the flow of downhole fluids. Typical flow control devices include sliding sleeves, which can be opened or closed to allow or limit production from a particular portion of a reservoir. Flow control can be accomplished from the surface via wireline or downhole via hydraulic or electric motor–based automated systems.

•	Subsurface safety valves, which shut off all flow of fluids to the surface in the event of an emergency, thus saving the well and preventing pollution of the environment. These valves are required in substantially all offshore wells.

•	Sand control equipment, which includes gravel pack tools, sand screens and fracturing fluids. These tools and related services are used in loosely consolidated formations to prevent the production of formation sand with the hydrocarbons.

•	Advanced completion technologies, which include multilateral systems, intelligent well systems and expandable metal technologies. Multilateral completion systems enable two or more zones to be produced from a single well, using multiple horizontal branches. Intelligent Completions® use real–time, remotely operated downhole systems to control the flow of hydrocarbons from one or more zones. Expandable metal technology involves the permanent downhole expansion of a variety of tubular products used in drilling, completion and well remediation applications.

     Workovers. Workover products and services seek to improve, maintain or restore economical production from an already producing well. In this area, Baker Oil Tools provides service tools and inflatable products to repair and stimulate new and existing wells. Service tools function as surface–activated, downhole sealing and anchoring devices to isolate a portion of the wellbore. Service tool applications range from treating and cleaning to testing components from the wellhead to the perforations. Service tools also refer to tools and systems that are used for temporary or permanent well abandonment. An inflatable packer expands to set in pipe that is much larger than the outside diameter of the packer itself, so it can run through a restriction in the well and then set in the larger diameter below. Inflatable packers can also set in “open hole” as opposed to conventional tools which can only be set inside casing. Thru–tubing inflatables enable remedial operations in producing wells. This results in cost savings as rig requirements are lower and workovers can occur without having to remove the completion, which can be very costly.

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

     The main drivers of customer purchasing decisions in completions, workovers and fishing are superior wellsite service execution and value–adding technologies that improve production rates, protect the reservoir from damage and reduce cost. Specific opportunities for competitive differentiation include:

•	the engineering and manufacturing of superior quality products,

•	reduced well construction costs,

•	enhanced production and ultimate recovery,

•	minimized risks, and

•	reliable performance over the life of the well, particularly in harsh environments and critical wells.

     Baker Oil Tools’ primary competitors in completions are Halliburton, Schlumberger, Weatherford International Ltd. (“Weatherford”), BJ Services Company and various other competitors. Its primary competitors in workover are Halliburton, Schlumberger, Weatherford and various other competitors. Its major competitors in fishing are Smith International, Inc. (“Smith”), Weatherford and various other competitors.

     Key business drivers for Baker Oil Tools include the number of drilling and workover rigs operating, as well as the current and expected future price of both oil and natural gas.

Baker Petrolite

     Baker Petrolite is a leading provider of specialty chemicals to a number of industries, primarily oil and natural gas production, but also including refining, pipeline transportation, petrochemical, agricultural and iron and steel manufacturing. Additionally, Baker Petrolite provides polymer–based products to a broad range of industrial and consumer markets.

     Baker Petrolite provides oilfield chemical programs for drilling, well stimulation, production, pipeline transportation and maintenance programs. Its products provide measurable increases in productivity, decreases in operating and maintenance cost and solutions to environmental problems. Examples of specialty oilfield chemical programs include:

•	Hydrate inhibitors – Natural gas hydrates are solid ice–like crystals that can form in production flowlines and tubing, causing shutdowns and the need for system maintenance. Subsea wells and flowlines, particularly in deepwater environments, are especially susceptible to hydrates.

•	Paraffin inhibitors – The liquid hydrocarbons produced from many oil and natural gas reservoirs become unstable soon after leaving the formation. Changing conditions, including decreases in temperature and pressure, can cause certain hydrocarbons in the produced fluids to crystallize and deposit on the walls of the well’s tubing, flow lines and surface equipment. These deposits are commonly referred to as paraffin. Baker Petrolite offers solvents that remove the deposits, as well as inhibitors that prevent new deposits from forming.

•	Scale inhibitors – Unlike paraffin deposits that originate from organic material in the produced hydrocarbons, scale deposits come from mineral–based contaminants in water that are produced from the formation as the water undergoes changes in temperature or pressure. Similar to paraffin, scale deposits can clog the production system. Treatments prevent and remove deposits in production systems.

•	Corrosion inhibitors – Another problem caused by water mixed with downhole hydrocarbons is corrosion of the well’s tubulars and other production equipment. Corrosion can also be caused by dissolved hydrogen sulfide (“H2S”) gas which reacts with the iron in tubulars, valves and other equipment, potentially causing failures and leaks. Additionally, the reaction creates iron sulfide which can impair treating systems and cause blockages. Baker Petrolite offers a variety of corrosion inhibitors and H2S scavengers.

•	Emulsion breakers – Water and oil typically do not mix, but water present in the reservoir and co–produced with oil can often become emulsified, or mixed, causing problems for oil and natural gas producers. Baker Petrolite offers emulsion breakers which allow the water component of the emulsion to be separated from the oil.

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

     Baker Petrolite also provides chemical technology solutions to other industrial markets throughout the world, including petrochemicals, fuel additives, plastics, imaging, adhesives, steel and crop protection.

     The main driver of customer purchasing decisions in specialty chemicals is superior application of technology and service delivery. Specific opportunities for competitive differentiation include:

•	improved levels of production or throughput,

•	reduced maintenance costs and frequency,

•	lower treatment costs,

•	lower treatment intervals, and

•	successful resolution of environmental issues.

     Baker Petrolite’s primary oilfield specialty chemical competitors are GE Water Technologies, Nalco Company, Champion Technologies and various other competitors.

     Key business drivers for Baker Petrolite include oil and natural gas production levels, the number of producing wells, and the current and expected future price of both oil and natural gas.

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

     Specific opportunities for competitive differentiation include:

•	system reliability,

•	system run–life,

•	optimizing production,

•	operating efficiency, and

•	service delivery.

     Centrilift’s primary competitors in the ESP market are Schlumberger, John Wood Group PLC and various other competitors and in the PCP market are Weatherford, Robbins & Myers, Inc. and various other competitors.

     Key business drivers for Centrilift include oil production levels, as well as the current and expected future price of oil, the volume of water produced in mature basins and the removal of water from coal bed methane wells.

Hughes Christensen

     Hughes Christensen is a leading manufacturer and supplier of drill bits, primarily Tricone® roller cone bits and fixed–cutter polycrystalline diamond compact (“PDC”) bits, to the worldwide oil and natural gas industry. The primary objective of a drill bit is to drill a hole as efficiently as possible.

     Tricone® Bits. Tricone® drill bits employ either hardened steel teeth or tungsten carbide insert cutting structures mounted on three rotating cones. These bits work by crushing and shearing the formation rock as they are turned. Tricone® drill bits have a wide application range.

     PDC Bits. PDC (also known as “Diamond”) bits use fixed position cutters that shear the formation rock with a milling action as they are turned. In many softer and less variable applications, PDC bits offer higher penetration rates and a longer life than Tricone® bits. A rental market has developed for PDC bits as improvements in bit life and bit repairs allow a bit to be used to drill multiple wells.

     The main driver of customer purchasing decisions in drill bits is the value added, usually measured in terms of savings in total operating costs per distance drilled. Specific opportunities for competitive differentiation include:

•	improving the rate of penetration,

•	extending bit life, and

•	selecting the optimal bit for each section to be drilled.

     Hughes Christensen’s primary competitors in the oil and natural gas drill bit market are Smith, Halliburton, Grant Prideco, Inc. and various other competitors.

     Key business drivers for Hughes Christensen include the number of drilling rigs operating, as well as the current and expected future price of both oil and natural gas.

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

     INTEQ is a leading supplier of both conventional and rotary based directional drilling systems. Conventional directional drilling systems employ a downhole motor which turns the drill bit independently of drill string rotation from the surface. Placed just above the bit, a steerable motor assembly has a bend in its housing that is oriented to steer the well’s course. During the “rotary” mode, the entire drill string is rotated from the surface, negating the effect of this bend and causing the bit to drill on a straight course. During the “sliding” mode, drill string rotation is stopped and a “mud” motor (which converts hydraulic energy from the drilling fluids being pumped through the drill string into rotational energy at the bit) allows the bit to drill in the planned direction by orienting its angled housing, gradually guiding the wellbore through an are.

     INTEQ was a pioneer and is a leader in the development and use of automated rotary steerable technology. In rotary steerable environments, the entire drill string is turned from the surface to supply energy to the bit. Unlike conventional systems, INTEQ’s AutoTrak® rotary steerable system changes the trajectory of the well using three pads that push against the wellbore from a non–rotating sleeve and is controlled by a downhole guidance system.

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

     Logging–While–Drilling. LWD is a variation of MWD in which the LWD tool gathers information on the petrophysical properties of the formation through which the wellbore is being drilled. Many LWD measurements are the same as those taken via wireline; however, taking them in real–time often allows for greater accuracy, as measurements occur before any damage has been sustained by the reservoir as a result of the drilling process. Real–time measurements also enable “geo–steering” where geological markers identified by LWD tools are used to guide the bit and assure placement of the wellbore in the optimal location.

     In both MWD and LWD systems, surface communication with the tool is achieved through mud–pulse telemetry, which uses pulse signals (pressure changes in the drilling fluid traveling through the drill string) to communicate the operating conditions and location of the bottom hole assembly to the surface. The information transmitted is used to maximize the efficiency of the drilling process, update and refine the reservoir model and steer the well into the optimal location in the reservoir.

     As part of INTEQ’s mud logging services, engineers monitor the interaction between the drilling fluid and the formation and perform laboratory analysis of drilling fluids and examinations of the drill cuttings to detect the presence of hydrocarbons and identify the different geological layers penetrated by the drill bit.

     The main drivers of customer purchasing decisions in these areas are the value added by technology and the reliability and durability of the tools used in these operations. Specific opportunities for competitive differentiation include:

•	the sophistication and accuracy of measurements,

•	the efficiency of the drilling process,

•	equipment reliability,

•	the optimal placement of the wellbore in the reservoir, and

•	the quality of the wellbore.

     INTEQ’s primary competitors in drilling and evaluation services are Halliburton, Schlumberger and various other competitors.

     Key business drivers for INTEQ include the number of drilling rigs operating, as well as the current and expected future price of both oil and natural gas.

WesternGeco

     WesternGeco is a seismic venture in which we own 30% and Schlumberger owns 70%. WesternGeco provides comprehensive worldwide reservoir imaging, monitoring and development services, with one of the most extensive seismic crews and data processing centers in the industry, as well as one of the world’s largest multiclient seismic libraries. Services range from 3D and time–lapse (4D) seismic surveys to multicomponent surveys for delineating prospects and reservoir management. WesternGeco is positioned to meet the full range of customer needs in land, marine, and shallow–water transition–zone areas.

     Seismic solutions include proprietary Q–Technology* for enhanced reservoir description, characterization and monitoring throughout the life of the field – from exploration through enhanced recovery. Q* single–sensor hardware and software are setting a new quality and capability standard for seismic solutions.

     WesternGeco’s Omega* Seismic Processing System encompasses one of the industry’s most advanced and comprehensive suites of algorithms and runs on multiplatform technology, ensuring timely turnaround for even the most complex processing projects. WesternGeco’s major competitors are Compagnie Generale de Geophysique, Veritas DGC, Inc. and Petroleum Geo-Services ASA.

     For additional information related to WesternGeco, see the “Related Party Transactions” section in Item 7 and Note 8 of the Notes to Consolidated Financial Statements in Item 8, both contained herein.

* Mark of WesternGeco

MARKETING, COMPETITION AND ECONOMIC CONDITIONS

     We market our products and services on a product line basis primarily through our own sales organizations, although certain of our products and services are marketed through supply stores, independent distributors, agents, licensees or sales representatives. We ordinarily provide technical and advisory services to assist in our customers’ use of our products and services. Stock points and service centers for our products and services are located in areas of drilling and production activity throughout the world.

     Our products and services are sold in highly competitive markets, and revenues and earnings can be affected by changes in competitive prices, fluctuations in the level of drilling, workover and completion activity in major markets, general economic conditions, foreign currency exchange fluctuations and governmental regulation. We compete with the oil and natural gas industry’s largest diversified oilfield services providers, as well as many small companies. We believe that the principal competitive factors in our industries are product and service quality, availability and reliability, health, safety and environmental standards, technical proficiency and price.

     Further information is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

INTERNATIONAL OPERATIONS

     We operate in over 90 countries worldwide, and our operations are subject to the risks inherent in doing business in multiple countries with various laws and differing political environments. These risks include, but are not limited to: war, boycotts, political and economic changes, corruption, terrorism, expropriation, foreign currency exchange controls, taxes and changes in foreign currency exchange rates. Although it is impossible to predict the likelihood of such occurrences or their effect on us, division and corporate management routinely evaluate these risks and take appropriate actions to mitigate the risks where possible. However, there can be no assurance that an occurrence of any one or more of these events would not have a material adverse effect on our operations.

     Further information is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESEARCH AND DEVELOPMENT; PATENTS

     We are engaged in research and development activities directed primarily toward the improvement of existing products and services, the design of specialized products to meet specific customer needs and the development of new products, processes and services. For information regarding the amounts of research and development expense in each of the three years in the period ended December 31, 2004, see Note 17 of the Notes to Consolidated Financial Statements in Item 8 herein.

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

RAW MATERIALS

     We purchase various raw materials and component parts for use in manufacturing our products. The principal materials we purchase are steel alloys (including chromium and nickel), titanium, beryllium, copper, tungsten carbide, synthetic and natural diamonds, printed circuit boards and other electronic components and hydrocarbon–based chemical feed stocks. All of these materials are available from numerous sources and could be subject to rising costs. We have not experienced any significant shortages of these materials and normally do not carry inventories of such materials in excess of those reasonably required to meet our production schedules. We do not expect any significant interruptions in supply, but there can be no assurance that there will be no price or supply issues over the long term.

OTHER DEVELOPMENTS

     In October 2003, we signed a definitive agreement for the sale of BIRD Machine (“BIRD”), the remaining division of the former Process segment, and recorded charges totaling $37.4 million, net of tax of $10.9 million, which consisted of a loss of $13.5 million on the write down of BIRD to fair value, $6.2 million of severance and warranty accruals and a loss of $17.7 million related to the recognition of cumulative foreign currency translation adjustments into earnings. In January 2004, we completed the sale of BIRD and recorded an additional loss on the sale of $0.5 million with no tax benefit. We received $5.6 million in proceeds, which were subject to post–closing adjustments to the purchase price, and retained certain accounts receivable, inventories and other assets. During the second quarter of 2004, we made a net payment of $6.8 million to the buyer in settlement of the final purchase price adjustments. The adjustments were the result of changes in the value of assets sold to and liabilities assumed by the buyer between the date the initial sales price was negotiated and the closing of the sale.

     In February 2004, we completed the sale of our minority interest in Petreco International for $35.8 million, of which $7.4 million is held in escrow pending the outcome of potential indemnification obligations pursuant to the sales agreement. We recognized a gain on the sale of $1.3 million, net of tax of $1.5 million.

     In September 2004, we completed the sale of Baker Hughes Mining Tools, a product line group within the Oilfield segment that manufactured rotary drill bits used in the mining industry, for $31.5 million. We recorded a gain on the sale of $0.2 million, net of tax of $3.6 million, which consisted of a gain on disposal of $6.8 million offset by a loss of $6.6 million related to the recognition of the cumulative foreign currency translation adjustments into earnings.

EMPLOYEES

     At December 31, 2004, we had approximately 26,900 employees, as compared with approximately 26,500 employees at December 31, 2003. Approximately 2,300 of these employees are represented under collective bargaining agreements or similar–type labor arrangements, of which the majority are outside the U.S. Based upon the geographic diversification of these employees, we believe any risk of loss from employee strikes or other collective actions would not be material to the conduct of our operations taken as a whole. We believe that our relations with our employees are good.

EXECUTIVE OFFICERS

     The following table shows as of February 28, 2005, the name of each of our executive officers, together with his age and all offices presently held.

Name	Age
Chad C. Deaton	52	Chairman of the Board and Chief Executive Officer of the Company since October 2004. President and Chief Executive Officer of Hanover Compressor Company from August 2002 to October 2004. Senior Advisor to Schlumberger Oilfield Services from 1999 to September 2001. Served as an Executive Vice President of Schlumberger from 1998 to 1999. Employed by the Company in 2004.

James R. Clark	54	President and Chief Operating Officer of the Company since February 2004. Vice President, Marketing and Technology of the Company from August 2003 to February 2004. Vice President of the Company and President of Baker Petrolite Corporation from 2001 to 2003. President and Chief Executive Officer of Consolidated Equipment Companies, Inc. from 2000 to 2001 and President of Sperry–Sun from 1996 to 1999. Employed by the Company in 2001.

Name	Age
G. Stephen Finley	54	Senior Vice President – Finance and Administration and Chief Financial Officer of the Company since 1999. Employed as Senior Vice President and Chief Administrative Officer of the Company from 1995 to 1999, Controller from 1987 to 1993 and Vice President from 1990 to 1995. Served as Chief Financial Officer of Baker Hughes Oilfield Operations from 1993 to 1995. Employed by the Company in 1982.

Alan R. Crain, Jr.	53	Vice President and General Counsel of the Company since October 2000. Executive Vice President, General Counsel and Secretary of Crown, Cork & Seal Company, Inc. from 1999 to 2000. Vice President and General Counsel, 1996 to 1999, and Assistant General Counsel, 1988 to 1996, of Union Texas Petroleum Holding, Inc. Employed by the Company in 2000.

Greg Nakanishi	53	Vice President, Human Resources of the Company since November 2000. Employed as President of GN Resources from 1989 to 2000. Employed by the Company in 2000.

David H. Barr	55	Group President of Drilling and Evaluation since 2005 and Vice President of the Company since 2000. Served as President of Baker Atlas from 2000 to 2005. Served as Vice President, Supply Chain Management, of Cooper Cameron from 1999 to 2000. Mr. Barr also held the following positions with the Company: Vice President, Business Process Development, from 1997 to 1998 and the following positions with Hughes Tool Company/Hughes Christensen: Vice President, Production and Technology, from 1994 to 1997; Vice President, Diamond Products, from 1993 to 1994; Vice President, Eastern Hemisphere Operations, from 1990 to 1993 and Vice President, North American Operations, from 1988 to 1990. Employed by the Company in 1972.

Douglas J. Wall	52	Group President of Completions and Production since 2005 and Vice President of the Company since 1997. Served as President of Baker Oil Tools from 2003 to 2005 and President of Hughes Christensen from 1997 to 2003. Served as President and Chief Executive Officer of Western Rock Bit Company Limited, Hughes Christensen’s former distributor in Canada, from 1991 to 1997. Previously employed as General Manager of Century Valve Company from 1989 to 1991 and Vice President, Contracts and Marketing, of Adeco Drilling & Engineering from 1980 to 1989. Employed by the Company in 1997.

Ray A. Ballantyne	55	Vice President of the Company since 1998 and President, INTEQ since 1999. Employed as Vice President, Marketing, Technology and Business Development, of the Company from 1998 to 1999; Vice President, Worldwide Marketing, of Baker Oil Tools from 1992 to 1998 and Vice President, International Operations, of Baker Service Tools, from 1989 to 1992. Employed by the Company in 1975.

Chris P. Beaver	47	Vice President of the Company and President of Baker Oil Tools since 2005. Served as Vice President of Finance for Baker Petrolite from 2002 to 2005; Director of Finance and Controller at INTEQ from 1999 to 2002; Controller at Hughes Christensen from 1994 to 1999. Employed in various accounting and finance positions at Hughes Christensen in the Eastern Hemisphere from 1985 to 1994. Employed by the Company in 1985.

Paul S. Butero	48	Vice President of the Company and President of Hughes Christensen since 2005. Employed as Vice President, Marketing, of Hughes Christensen from 2001 to 2005 and as Region Manager for various Hughes Christensen areas (both in the United States and the Eastern Hemisphere) from 1989 to 2001. Employed by the Company in 1981.

Martin S. Craighead	45	Vice President of the Company and President of Baker Atlas since 2005. Served as Vice President of Worldwide Operations for Baker Atlas from 2003 to 2005 and Vice President, Marketing and Business Development for Baker Atlas from 2001 to 2003; Region Manager for Baker Atlas in Latin America and Asia and Region Manager for E&P Solutions from 1995 to 2001. Employed by BJ Services Company as a Region Engineer from 1982 to 1986. Employed by the Company in 1986.

William P. Faubel	49	Vice President of the Company and President of Centrilift since 2001. Employed as Vice President, Marketing, of Hughes Christensen from 1994 to 2001 and as Region Manager for various Hughes Christensen areas (both domestic and international) from 1986 to 1994. Employed by the Company in 1977.

Edwin C. Howell	57	Vice President of the Company since 1995 and President of Baker Petrolite Corporation since 2003. President of Baker Oil Tools from 1992 to 2003. Employed as President of Baker Service Tools from 1989 to 1992 and Vice President – General Manager of Baker Performance Chemicals (the predecessor of Baker Petrolite) from 1984 to 1989. Employed by the Company in 1975.

Alan J. Keifer	50	Vice President and Controller of the Company since July 1999. Employed as Western Hemisphere Controller of Baker Oil Tools from 1997 to 1999 and Director of Corporate Audit for the Company from 1990 to 1996. Employed by the Company in 1990.

Jay G. Martin	53	Vice President, Chief Compliance Officer and Senior Deputy General Counsel since July 2004. Shareholder at Winstead Sechrest & Minick P.C. from 2001 to July 2004. Partner, Phelps Dunbar from 2000 to 2001 and Partner, Andrews & Kurth from 1996 to 2000. Employed by the Company in 2004.

Name	Age
John A. O’Donnell	57	Vice President of the Company since 1998 and President of Baker Hughes Drilling Fluids since 2004. Employed as Vice President, Business Process Development of the Company from 1998 to 2002; Vice President, Manufacturing, of Baker Oil Tools from 1990 to 1998 and Plant Manager of Hughes Tool Company from 1988 to 1990. Employed by the Company in 1975.

     There are no family relationships among our executive officers.

ENVIRONMENTAL MATTERS

     We are committed to the health and safety of people, protection of the environment and compliance with laws, regulations and our policies. Our past and present operations include activities that are subject to domestic (including U.S. federal, state and local) and international regulations with regard to air and water quality and other environmental matters. We believe we are in substantial compliance with these regulations. Regulation in this area continues to evolve, and changes in standards of enforcement of existing regulations, as well as the enactment and enforcement of new legislation, may require us and our customers to modify, supplement or replace equipment or facilities or to change or discontinue present methods of operation.

     We are involved in voluntary remediation projects at some of our present and former manufacturing facilities, the majority of which relate to properties obtained in acquisitions or to sites no longer actively used in operations. On rare occasions, remediation activities are conducted as specified by a government agency–issued consent decree or agreed order. Remediation costs are accrued based on estimates of probable exposure using currently available facts, existing environmental permits, technology and presently enacted laws and regulations. For sites where we are primarily responsible for the remediation, our cost estimates are developed based on internal evaluations and are not discounted. Such accruals are recorded when it is probable that we will be obligated to pay amounts for environmental site evaluation, remediation or related activities, and such amounts can be reasonably estimated. If the obligation can only be estimated within a range, we accrue the minimum amount in the range. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. Ongoing environmental compliance costs, such as obtaining environmental permits, installation of pollution control equipment and waste disposal, are expensed as incurred.

     During the year ended December 31, 2004, we spent approximately $24.4 million to comply with domestic and international standards regulating the discharge of materials into the environment or otherwise relating to the protection of the environment (collectively, “Environmental Regulations”). This cost includes the total spent on remediation projects at current or former sites, Superfund projects and environmental compliance activities, exclusive of capital. In 2005, we expect to spend approximately $26.4 million to comply with Environmental Regulations. Based upon current information, we believe that our compliance with Environmental Regulations will not have a material adverse effect upon our capital expenditures, earnings or competitive position because we have either established adequate reserves or our cost for that compliance is not expected to be material to our consolidated financial statements.

     During the year ended December 31, 2004, we incurred approximately $2.3 million in capital expenditures for environmental control equipment, and we estimate we will incur approximately $3.9 million during 2005. We believe these capital expenditures for environmental control equipment will not have a material adverse effect upon our consolidated financial statements because the aggregate amount of these expenditures is not expected to be material.

     The Comprehensive Environmental Response, Compensation and Liability Act (known as “Superfund” or “CERCLA”) imposes liability for the release of a “hazardous substance” into the environment. Superfund liability is imposed without regard to fault and even if the waste disposal was in compliance with laws and regulations. We have been identified as a potentially responsible party (“PRP”) in remedial activities related to various Superfund sites, and we accrue our share of the estimated remediation costs of the site based on the ratio of the estimated volume of waste we contributed to the site to the total volume of waste disposed at the site. With the joint and several liability imposed under Superfund, a PRP may be required to pay more than its proportional share of such costs.

     We have been identified as PRPs at various Superfund sites discussed below. The United States Environmental Protection Agency (the “EPA”) and appropriate state agencies supervise investigative and cleanup activities at these sites. At December 31, 2004, we have accrued $3.6 million of remediation costs related to the sites detailed below. When used in the descriptions of the sites below, the word de minimis refers to the smallest PRPs, whose contribution rate is usually less than 1%.

(a)	Baker Petrolite, Hughes Christensen, an INTEQ predecessor entity, Baker Oil Tools and a former subsidiary were named in April 1984 as PRPs at the Sheridan Superfund Site located in Hempstead, Texas. The Texas Commission on Environmental Quality (“TCEQ”) is overseeing the remedial work at this site. The Sheridan Site Trust was formed to manage the site remediation and we participate as a member. Based on the use of new remedial technologies, the 2004 cost projections for full remediation have been reduced from $30 million to $6 million, of which $1.0 million has been collected. Our contribution is approximately 1.8% of the estimated $5 million in remaining costs.

(b)	In December 1987, one of our former subsidiaries was named a respondent in an EPA Administrative Order for Remedial Design and Remedial Action associated with the Middlefield–Ellis–Whisman Study Area, an eight square mile soil and groundwater contamination site located in Mountain View, California. As a result of the environmental investigations and a resulting report delivered to the EPA in September 1991, the EPA has informed us that no further work needs to be performed on the site. In fact, the EPA has indicated that it does not believe there is a contaminant source on the property. We signed a settlement agreement in March 2004, which transferred any future liability for investigation and remediation at the site to the PRP group. The settlement amount was not material.

(c)	In 1997, we entered into a settlement agreement with Prudential Insurance Company (“Prudential”) regarding cost recovery for the San Fernando Valley – Glendale Superfund. One of our predecessors operated on the Prudential property in Glendale. Prudential was identified as a PRP for the Glendale Superfund. Prudential instituted legal proceedings against us for cost recovery under CERCLA. Without any admission of liability, we agreed to pay 40% of Prudential’s costs attributed to cleanup at the site, limited to a cap of $0.3 million. A pump and treat system was selected as the cleanup remedy at Glendale, and it is expected to operate until 2012. We continue to contribute our portion of ongoing assessments to fund this remediation strategy.

(d)	In June 1999, the EPA named a Hughes Christensen predecessor as a PRP at the Li Tungsten Site in Glen Cove, New York. We contributed a de minimis amount of hazardous substances to the site. In December 2004, the EPA issued us a special de minimis settlement offer based on the fact that our contribution was limited to metals contamination, not radiological contamination, at the site. The settlement offer has been signed and is not material.

(e)	In January 1999, Baker Oil Tools, Baker Petrolite and predecessor entities of Baker Petrolite were named as PRPs by the State of California’s Department of Toxic Substances Control for the Gibson site in Bakersfield, California. The cost estimate for remediation of the site is approximately $14 million. The combined volume that we contributed to the site is estimated to be less than 0.5% for liquids and 0.25% for solids.

(f)	In 2001, a Hughes Christensen predecessor, Baker Oil Tools, INTEQ and one of our former subsidiaries were named as PRPs in the Force Road State Superfund Site located in Brazoria County, Texas. The TCEQ is overseeing the investigation and remediation at the Force Road State Site. We participate as a member of the technical committee to effectively manage the project, since our contribution is estimated to be 71%. The initial investigation at the site is complete and a detailed report has been submitted to the TCEQ along with a proposed work plan. The most current cost projections for closure of the site are in the range of $5 million to $7 million; however, this projection may change once the remedial options are fully evaluated.

(g)	In 2002, Baker Petrolite predecessors, Hughes Christensen predecessors and two of our former subsidiaries were identified as PRPs for the Malone site located on Campbell Bayou Road in Texas City, Texas. The EPA oversees the investigation and remediation of the Malone site. The EPA has engaged in some emergency removal actions at the site. The investigation is underway and when complete, remedial options will be developed and submitted to the EPA for evaluation. The initial estimate for cleanup at the Malone site is $82 million; however, this is subject to change since the final remedial plan has not been selected. Our total contribution is estimated at approximately 1.7%.

(h)	In January 2003, Western Atlas International, Inc., its predecessor companies and Baker Hughes Oilfield Operations, Inc. were identified as PRPs in the Gulf Nuclear Superfund site in Odessa, Texas. The EPA conducted an emergency removal at the site in 2000. Total investigation and cleanup costs are estimated by the EPA to be approximately $24 million. A preliminary settlement proposal has been issued for review, and our settlement cost is not expected to be material.

(i)	In September 2003, we were identified as a de minimis PRP by the EPA for the Operating Industries, Inc. Superfund site in Monterrey Park, California. A settlement offer to all de minimis parties was delayed, but is expected in 2005. The EPA and Steering Committee estimate cleanup costs in excess of $650 million. As of January 2005, there was insufficient information to estimate our potential contribution to these cleanup costs.

(j)	In October 2003, Baker Petrolite was notified by the EPA of their potential involvement at the Cooper Drum Superfund site located in South Gate, California. At this time there is no estimate available for cleanup costs and, accordingly, there is insufficient information to estimate our potential contribution.

(k)	In April 2004, we were notified that Baker Petrolite was included in the Container Recycling Superfund site in Kansas City, Kansas. We are a major PRP at the site, which was a former drum recycler used by a predecessor company to Baker Petrolite. The EPA estimates outstanding remedial costs of $1.7 million, with our contribution estimated to be 4% to 7% of these costs.

     In addition to the sites mentioned above, there are four Superfund sites where we have ongoing obligations. The remedial work at most of these sites has been completed and remaining operations are limited to groundwater recovery and/or monitoring. The monitoring phase can continue for up to 30 years. Our aggregate cost for these sites is estimated to be less than $0.1 million over this period of time.

     While PRPs in Superfund actions have joint and several liability for all costs of remediation, it is not possible at this time to quantify our ultimate exposure because some of the projects are either in the investigative or early remediation stage. Based upon current information, we do not believe that probable or reasonably possible expenditures in connection with the sites described above are likely to have a material adverse effect on our consolidated financial statements because we have established adequate reserves to cover the estimate we presently believe will be our ultimate liability with respect to the matter. Further, other PRPs involved in the sites have substantial assets and may reasonably be expected to pay their share of the cost of remediation, and, in some circumstances, we have insurance coverage or contractual indemnities from third parties to cover the ultimate liability.

     We are subject to various other governmental proceedings and regulations, including foreign regulations, relating to environmental matters, but we do not believe that any of these matters is likely to have a material adverse effect on our consolidated financial statements. See Note 16 of the Notes to Consolidated Financial Statements in Item 8 herein for further discussion of environmental matters.

     “Environmental Matters” contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act (each a “forward–looking statement”). The words “will,” “believe,” “to be,” “expect,” “estimate” and similar expressions are intended to identify forward–looking statements. Our expectations regarding our compliance with Environmental Regulations and our expenditures to comply with Environmental Regulations, including (without limitation) our capital expenditures for environmental control equipment, are only our forecasts regarding these matters. These forecasts may be substantially different from actual results, which may be affected by the following factors: changes in Environmental Regulations; a material change in our allocation or other unexpected, adverse outcomes with respect to sites where we have been named as a PRP, including (without limitation) the Superfund sites described above; the discovery of new sites of which we are not aware and where additional expenditures may be required to comply with Environmental Regulations; an unexpected discharge of hazardous materials in the course of our business or operations; a catastrophic event causing discharges into the environment; or an acquisition of one or more new businesses.

ITEM 2. PROPERTIES

     We are headquartered in Houston, Texas and operate 40 principal manufacturing plants, all within the Oilfield segment, ranging in size from approximately 4,600 to 333,000 square feet of manufacturing space. The total area of the plants is more than 3.1 million square feet, of which approximately 2.1 million square feet (68%) are located in the United States, 0.3 million square feet (9%) are located in South America, 0.7 million square feet (23%) are located in Europe, and a minimal amount of space is located in the Far East. Our principal manufacturing plants are located as follows: United States – Houston, Texas; Broken Arrow and Claremore, Oklahoma; Lafayette, Louisiana; South America – various cities in Venezuela; and Europe – Aberdeen and East Kilbride, Scotland; Liverpool, England; Celle, Germany; Belfast, Northern Ireland.

     We own or lease numerous service centers, shops and sales and administrative offices throughout the geographic areas in which we operate. We also have a significant investment in service vehicles, rental tools and manufacturing and other equipment. We believe that our manufacturing facilities are well maintained and suitable for their intended purposes. The table below shows our principal manufacturing plants by geographic area:

Number of
Principal
Geographic Area	Plants

United States	27
South America	5
Europe	7
Far East	1

Total	40

ITEM 3. LEGAL PROCEEDINGS

     We are involved in litigation or proceedings that have arisen in our ordinary business activities. We insure against these risks to the extent deemed prudent by our management and to the extent insurance is available, but no assurance can be given that the nature and amount of that insurance will be sufficient to fully indemnify us against liabilities arising out of pending and future legal proceedings. Many of these insurance policies contain deductibles or self–insured retentions in amounts we deem prudent and for which we are responsible for payment. In determining the amount of self–insurance, it is our policy to self–insure those losses that are predictable, measurable and recurring in nature, such as claims for automobile liability, general liability and workers compensation. We record accruals for the uninsured portion of losses related to these types of claims. The accruals for losses are calculated by estimating losses for claims using historical claim data, specific loss development factors and other information as necessary.

     On September 12, 2001, the Company, without admitting or denying the factual allegations contained in the Order, consented with the SEC to the entry of an Order making Findings and Imposing a Cease–and–Desist Order (the “Order”) for violations of Section 13(b)(2)(A) and Section 13(b)(2)(B) of the Exchange Act. Among the findings included in the Order were the following: In 1999, we discovered that certain of our officers had authorized an improper $75,000 payment to an Indonesian tax official, after which we embarked on a corrective course of conduct, including voluntarily and promptly disclosing the misconduct to the SEC and the Department of Justice (the “DOJ”). In the course of our investigation of the Indonesia matter, we learned that we had made payments in the amount of $15,000 and $10,000 in India and Brazil, respectively, to our agents, without taking adequate steps to ensure that none of the payments would be passed on to foreign government officials. The Order found that the foregoing payments violated Section 13(b)(2)(A). The Order also found the Company in violation of Section 13(b)(2)(B) because it did not have a system of internal controls to determine if payments violated the Foreign Corrupt Practices Act (“FCPA”). The FCPA makes it unlawful for U.S. issuers, including the Company, or anyone acting on their behalf, to make improper payments to any foreign official in order to obtain or retain business. In addition, as discussed below, the FCPA establishes accounting and internal control requirements for U.S. issuers. We cooperated with the SEC’s investigation.

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

     On March 29, 2002, we announced that we had been advised that the SEC and the DOJ are conducting investigations into allegations of violations of law relating to Nigeria and other related matters. The SEC has issued a formal order of investigation into possible violations of provisions under the FCPA regarding anti–bribery, books and records and internal controls. On August 6, 2003, the SEC issued a subpoena seeking information about our operations in Angola and Kazakhstan as part of its ongoing investigation. We are providing documents to and cooperating fully with the SEC and DOJ. The DOJ and the SEC have issued subpoenas to, or otherwise asked for interviews with, current and former employees in connection with the investigations regarding Nigeria, Angola and Kazakhstan. In addition, we have conducted internal investigations into these matters.

     Our internal investigations have identified issues regarding the propriety of certain payments and apparent deficiencies in our books and records and internal controls with respect to certain operations in Nigeria, Angola and Kazakhstan, as well as potential liabilities to governmental authorities in Nigeria. The investigation in Nigeria was substantially completed during the first quarter of 2003 and, based upon current information, we do not expect that any such potential liabilities will have a material adverse effect on our consolidated financial statements. The internal investigations in Angola and Kazakhstan were substantially completed in the third quarter of 2004. Evidence obtained during the course of the investigations has been provided to the SEC and DOJ.

     The Department of Commerce, Department of the Navy and the DOJ (the “U.S. agencies”) are investigating compliance with certain export licenses issued to Western Geophysical from 1994 through 2000 for export of seismic equipment leased by the People’s Republic of China. We acquired Western Geophysical in August 1998 and subsequently transferred related assets to WesternGeco in December 2000. Under the WesternGeco formation agreement, we owe indemnity to WesternGeco for certain matters. We are cooperating fully with the U.S. agencies.

     We have received a subpoena from a grand jury in the Southern District of New York regarding goods and services we delivered to Iraq from 1995 through 2003 during the United Nations Oil-for-Food Program (the “U.N. Program”). We have also received a request from the SEC to provide a written statement and certain information regarding our participation in the U.N. Program. We are responding to both the subpoena and the request. Other companies in the energy industry are believed to have received similar subpoenas and requests.

     The U.S. agencies, the SEC and other authorities have a broad range of civil and criminal sanctions they may seek to impose against corporations and individuals in appropriate circumstances including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. During 2004, such agencies and authorities entered into agreements with, and obtained a range of sanctions against, several public corporations and individuals arising from allegations of improper payments and deficiencies in books and records and internal controls, whereby civil and criminal penalties were imposed, including in some cases multi–million dollar fines and other sanctions. It is not possible to accurately predict at this time when any of the investigations related to the Company will be completed. Based on current information, we cannot predict the outcome of such investigations or what, if any, actions may be taken by the U.S. agencies, the SEC or other authorities or the effect it may have on our consolidated financial statements.

     On May 10, 2004, the District Court of Andrews County, Texas entered a judgment in favor of LOTUS, LLC and against INTEQ in the amount of $14.8 million for lost profits resulting from a breach of contract in drilling a well to create a salt cavern for disposing of naturally occurring radioactive waste. We have filed an appeal and taken other actions. We believe that any liability that we may incur as a result of this litigation would not have a material adverse financial effect on our consolidated financial statements.

     Further information is contained in the “Environmental Matters” section of Item 1 herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our Common Stock, $1.00 par value per share (the “Common Stock”), is principally traded on the New York Stock Exchange. Our Common Stock is also traded on the Pacific Exchange and the SWX Swiss Exchange. As of February 25, 2005, there were approximately 62,700 stockholders and approximately 17,300 stockholders of record.

     For information regarding quarterly high and low sales prices on the New York Stock Exchange for our Common Stock during the two years ended December 31, 2004 and information regarding dividends declared on our Common Stock during the two years ended December 31, 2004 see Note 18 of the Notes to Consolidated Financial Statements in Item 8 herein.

     The following table contains information about our purchases of equity securities during the fourth quarter of 2004.

Issuer Purchases of Equity Securities

Maximum Number
			Total Number	(or Approximate
			of Shares	Dollar Value) of
	Total Number	Average	Purchased as	Shares that May
	of Shares	Price Paid	Part of a Publicly	Yet Be Purchased
Period	Purchased (1)	per Share (1)	Announced Plan (2, 3)	Under the Plan (2, 3)
October 1–31, 2004	–	$–	–	–
November 1–30, 2004	–	–	–	–
December 1–31, 2004	32,868	43.91	–	–

Total	32,868	$43.91	–	–

(1)	Represents shares purchased from employees to pay the option exercise price related to stock–for–stock exchanges in option exercises under employee benefit plans.

(2)	On September 10, 2002, we announced a plan to repurchase from time to time up to $275 million of our outstanding common stock. No shares were repurchased in 2004 under the plan. The plan has no expiration date, but may be terminated by the Board of Directors at any time. Under the plan, we have authorization remaining to repurchase up to $44.5 million in common stock.

(3)	On September 3, 2004, we announced the commencement of a voluntary sale program (also known as an odd–lot program) for stockholders owning fewer than 100 shares of our common stock. The shares were sold on the open market by the program’s administrator, Mellon Investor Services LLC. The program was not conditioned on receipt of a minimum number of tenders and expired on November 5, 2004.

ITEM 6. SELECTED FINANCIAL DATA

     The Selected Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data,” both contained herein.

	Year Ended December 31,
(In millions, except per share amounts)	2004	2003	2002	2001	2000

Revenues	$6,103.8	$5,252.4	$4,860.2	$5,000.1	$4,791.1
Costs and expenses:
Cost of revenues	4,367.4	3,820.9	3,490.1	3,532.2	3,692.3
Selling, general and administrative	915.4	827.0	807.7	751.5	689.1
Impairment of investment in affiliate	–	45.3	–	–	–
Restructuring charges (reversals)	–	(1.1)	–	(4.2)	7.0
(Gain) loss on disposal of assets	–	–	–	(2.4)	67.9

Total	5,282.8	4,692.1	4,297.8	4,277.1	4,456.3

Operating income	821.0	560.3	562.4	723.0	334.8
Equity in income (loss) of affiliates	36.3	(137.8)	(69.7)	45.8	(4.6)
Interest expense	(83.6)	(103.1)	(111.1)	(126.3)	(179.9)
Interest income	6.8	5.3	5.2	11.7	4.3
Gain on trading securities	–	–	–	–	14.1

Income from continuing operations before income taxes	780.5	324.7	386.8	654.2	168.7
Income taxes	(252.3)	(146.8)	(159.0)	(222.9)	(99.1)

Income from continuing operations	528.2	177.9	227.8	431.3	69.6
Income (loss) from discontinued operations, net of tax	0.4	(43.4)	(16.4)	7.4	32.7

Income before extraordinary loss and cumulative effect of accounting change	528.6	134.5	211.4	438.7	102.3
Extraordinary loss, net of tax	–	–	–	(1.5)	–
Cumulative effect of accounting change, net of tax	–	(5.6)	(42.5)	0.8	–

Net income	$528.6	$128.9	$168.9	$438.0	$102.3

Per share of common stock:
Income from continuing operations:
Basic	$1.58	$0.53	$0.67	$1.29	$0.21
Diluted	1.57	0.53	0.67	1.28	0.21
Dividends	0.46	0.46	0.46	0.46	0.46

Financial Position:
Working capital	$1,731.1	$1,208.6	$1,496.9	$1,659.8	$1,704.5
Total assets	6,821.3	6,416.5	6,499.7	6,676.2	6,489.1
Long–term debt	1,086.3	1,133.0	1,424.3	1,682.4	2,049.6
Stockholders’ equity	3,895.4	3,350.4	3,397.2	3,327.8	3,046.7

NOTES TO SELECTED FINANCIAL DATA

(1)	Discontinued operations. The selected financial data has been reclassified to reflect Baker Hughes Mining Tools, BIRD Machine, EIMCO Process Equipment and our oil producing operations in West Africa as discontinued operations. See Note 2 of the Notes to Consolidated Financial Statements in Item 8 herein for additional information regarding discontinued operations.

(2)	WesternGeco. In November 2000, we formed the WesternGeco venture with Schlumberger by transferring the seismic fleets, data processing assets, exclusive and nonexclusive multiclient surveys and other assets of our Western Geophysical division. We own 30% of the venture and Schlumberger owns 70%, and we account for this investment using the equity method of accounting.

(3)	Restructuring charges (reversals). See Note 4 of the Notes to Consolidated Financial Statements in Item 8 herein for a description of the restructuring charge reversal in 2003. During 2000, we recorded a restructuring charge of $29.5 million related to our plan to substantially exit the oil and natural gas exploration business. The major actions included in this restructuring were a reduction in workforce, costs to settle contractual obligations and a loss on the write–off of our undeveloped exploration properties in certain foreign jurisdictions. In 2000, we also recorded a $6.0 million restructuring charge in connection with the formation of WesternGeco and recorded a reversal of $28.5 million of restructuring charges recorded in 1999. Included in the costs to settle contractual obligations was $4.5 million for the minimum amount of our share of project costs relating to our interest in an oil and natural gas property in Colombia. After unsuccessful attempts to negotiate a settlement with our joint venture partner, we decided to abandon further involvement in the project. Subsequently, in 2001, a third party agreed to assume the remaining obligation in exchange for our interest in the project. Accordingly, we reversed $4.2 million related to this obligation.

(4)	(Gain) loss on disposal of assets. During 2000, we recorded a loss of $75.5 million on the sale of our interests in certain oil and natural gas properties and recorded gains of $7.6 million on the sale of various product lines.

(5)	Cumulative effect of accounting change. In 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. In 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. In 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and 138.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” contained herein.

EXECUTIVE SUMMARY

     We are a leading provider of drilling, formation evaluation, completion and production products and services to the worldwide oil and natural gas industry. We compete as one of the three largest diversified oilfield services companies. Our Oilfield segment is comprised of seven product line focused divisions. Baker Hughes Drilling Fluids (drilling fluids), Hughes Christensen (oilfield drill bits) and INTEQ (drilling and measurement–while–drilling) provide products and services used to drill oil and natural gas wells. Baker Atlas (wireline formation evaluation) and INTEQ (formation evaluation while drilling) provide formation evaluation services. Baker Atlas (tubing conveyed perforating) and Baker Oil Tools (completion equipment) provide completion systems. Baker Petrolite (oilfield specialty chemicals), Centrilift (electric submersible pumps and progressing cavity pumps) and Baker Oil Tools (workover and completion equipment) provide equipment and services used during the production phase of oil and natural gas wells.

     Our headquarters are in Houston, Texas, and we have significant manufacturing operations in various countries including, but not limited to, the United States (Texas, Oklahoma, and Louisiana), Scotland (Aberdeen), Germany (Celle), Northern Ireland (Belfast) and Venezuela (Maracaibo). We operate in over 90 countries around the world and employ approximately 26,900 employees – about one–half of which work outside the U.S. Our revenue in 2004 was in excess of $6 billion – approximately 35% of which came from providing products and services to oil and natural gas companies operating in the U.S.

     The customers for our products and services include the super–major and major integrated oil and natural gas companies, independent oil and natural gas companies and state–owned national oil companies (“NOCs”). Our ability to compete in the oilfield services market is dependent on our ability to differentiate our product and service offerings by technology, service and the price paid for the value we deliver. Our primary competitors include the other two large diversified oilfield service companies – Schlumberger and Halliburton, as well as a number of smaller competitors, including Smith, Weatherford and Grant Prideco.

     The primary driver of our business is our customers’ capital and operating expenditures dedicated to exploring, drilling, developing, and producing oil and natural gas. Our business is cyclical and is dependent upon our customers’ forecasts of future oil and natural gas prices, future economic growth and hydrocarbon demand and estimates of future oil and natural gas production. In 2004, our customers’ spending directed to both worldwide oil and North American oil and natural gas projects increased. These increases were driven by the perceived, multi–year requirement to produce more hydrocarbons to meet the growth in demand, offset production declines, increase inventory levels and rebuild excess productive capacity. The increases were supported by historically high oil and natural gas prices. Our customers’ spending on oil projects is expected to continue to grow in 2005 and in the near future, with a bias towards those projects in the Middle East, Russia and the Caspian region and Africa. Spending in North America is dominated by spending on natural gas projects. In North America, customer activity is expected to grow modestly in 2005 compared with 2004 levels, which were the highest in over two decades.

     In 2004, we reported revenues of $6,103.8 million, a 16.2% increase compared with 2003. Income from continuing operations for 2004 was $528.2 million compared with $177.9 million in 2003. Included in income from continuing operations for 2003 are charges, net of tax, of $105.9 million related to our share of a WesternGeco restructuring charge and $45.3 million related to the impairment of our investment in WesternGeco. Both our revenues and operating profits set all time records in 2004.

     During 2004, the Baker Hughes rig count rose to its highest level since 1986, as oil and natural gas companies around the world recognized the need to increase productive capacity to meet the growing demand for hydrocarbons. Oil and natural gas prices were at historic highs in 2004, reflecting strong demand and relatively low inventories. The lack of excess productive capacity and several geopolitical and weather events also contributed to higher and more volatile commodity prices in 2004. In 2004, our revenues increased 16.2% compared with 2003, outpacing the 10.1% increase in the worldwide average rig count for 2004 compared with 2003. In North America, our 2004 revenues increased 14.4% compared with 2003, while the rig count increased 10.9% for 2004 compared with 2003, driven primarily by land–based drilling for natural gas. Outside North America, our 2004 revenues increased 17.5% compared with 2003, while the rig count increased 8.6% for 2004 compared with 2003. Revenue growth was particularly noteworthy in Russia and the Caspian region, Latin America, the Middle East, Africa and Asia. Our European revenues in 2004 were up modestly compared with 2003, despite a 15.2% drop in the North Sea rig count.

     The critical success factors for our business are embodied in our long–term strategy, which we call our Strategic Framework. This strategy includes the development and maintenance of a high performance culture founded on our Core Values and Keys to Success; our product line focused organization and our focus on best–in–class opportunities; maintaining our financial flexibility and financial discipline; and execution of our strategies for product development and commercialization, manufacturing quality and service quality.

     Our ongoing effort to develop and maintain a high performance culture starts with our Core Values of integrity, teamwork, performance and learning and with our Keys to Success. We employ succession planning efforts to develop leaders across all our businesses that embody these Core Values and represent the diversity of our customer base. We hire and train employees from around the world to ensure that we have a well–trained workforce in place to support our business plans.

     Our focus on best–in–class opportunities starts with our product line focused organization structure. We believe that through our product line focused divisions, we develop the technologies that deliver best–in–class value to our customers. As an enterprise, we are also focused on those markets that we believe provide best–in–class opportunities for growth. Our management team has identified markets for immediate focus including Russia and the Caspian region and NOCs.

     Our focus on financial flexibility and financial discipline is the backbone of our effort to deliver differential growth at superior margins while earning an acceptable return on our investments throughout the business cycle. Investments are given priority and funded depending on their ability to provide risk–adjusted returns in excess of our cost of capital. Our effort to obtain the best price we can for our products and services begins with our approach to capital discipline. Over the past few years, we have invested for growth in our business, repaid debt, paid dividends and repurchased stock, and we expect to maintain the flexibility to be able to undertake such activities in the future.

     The last element of our Strategic Framework focuses on our ability to identify, develop and commercialize new products and services that will lead to differential growth at superior margins in our business. The effort extends to every phase of our operations, including continuous improvement programs in our manufacturing facilities and field operations that support our goal of flawless execution at the well site.

     The execution of our 2005 business plan and the ability to meet our 2005 financial objectives are dependent on a number of factors. These factors include, but are not limited to, our ability to: manage raw material and component costs (especially steel alloys, copper and chemicals) which are expected to increase in 2005 compared with 2004; continue to make ongoing improvements in the productivity of our manufacturing organization; recruit, train and retain the skilled and diverse workforce necessary to meet our business needs; expand our business in areas that are growing rapidly (such as Russia and the Caspian region) with customers whose spending is expected to increase the most rapidly (such as NOCs), and in areas in which we are underrepresented (such as the Middle East); and realize price increases commensurate with the value we provide to our customers. For a full discussion of risk factors and forward–looking statements, please see the “Risk Factors Related to the Worldwide Oil and Natural Gas Industry”, “Risk Factors Related to Our Business” and “Forward–Looking Statements” sections contained herein.

BUSINESS ENVIRONMENT

     Our business environment and its corresponding operating results are significantly affected by the level of energy industry spending for the exploration and production (“E&P”) of oil and natural gas reserves. An indicator for this spending is the rig count because when drilling and workover rigs are active, many of the products and services provided by the oilfield services industry are required. Our products and services are used during the drilling and workover phases, during the completion of the oil and natural gas wells and during actual production of the hydrocarbons. This E&P spending by oil and natural gas companies is, in turn, influenced strongly by expectations about the supply and demand for oil and natural gas products and by current and expected prices for both oil and natural gas. Rig counts, therefore, generally reflect the relative strength and stability of energy prices.

Rig Counts

     We have been providing rig counts to the public since 1944. We gather all relevant data through our field service personnel, who obtain the necessary data from routine visits to the various rigs, customers, contractors or other outside sources. This data is then compiled and distributed to various wire services and trade associations and is published on our website. Rig counts are compiled weekly for the U.S. and Canada and monthly for all international and U.S. workover rigs. Published international rig counts do not include rigs drilling in certain locations, such as Russia and onshore China, because this information is extremely difficult to obtain.

     North American rigs are counted as active if, on the day the count is taken, the well being drilled has been started, drilling has not been completed and the well is anticipated to be of sufficient depth to be a potential consumer of our drill bits. In most international areas, rigs are counted as active if drilling operations have taken place for at least 15 days during the month. The rig count does not include rigs that are in transit from one location to another, are rigging up, are being used in non–drilling activities, including production testing, completion and workover, or are not significant consumers of drill bits. In some active international areas where better data is available, a weekly or daily average of active rigs is taken.

     Our rig counts are summarized in the table below as averages for each of the periods indicated.

	2004	2003	2002

U.S. – land and inland waters	1,095	924	717
U.S. – offshore	97	108	113
Canada	365	372	263

North America	1,557	1,404	1,093

Latin America	290	244	214
North Sea	39	46	52
Other Europe	31	38	36
Africa	49	54	58
Middle East	230	211	201
Asia Pacific	197	177	171

Outside North America	836	770	732

Worldwide	2,393	2,174	1,825

U.S. Workover Rigs	1,235	1,129	1,010

     The U.S. – land and inland waters rig count increased 18.5% in 2004 compared with 2003 due to the increase in drilling for natural gas. The U.S. – offshore rig count decreased 10.2% in 2004 compared with 2003 primarily related to a reduced level of spending by major diversified oil and natural gas companies who have continued to redirect a portion of their spending towards larger international projects. The Canadian rig count decreased 1.9%, primarily as a result of unusually wet weather in the summer and fall of 2004.

     Outside North America, the rig count increased 8.6% in 2004 compared with 2003. The rig count in Latin America increased 18.9% in 2004 compared with 2003, driven primarily by spending increases in Mexico, Venezuela and Argentina. The North Sea rig count decreased 15.2% in 2004 compared with 2003 primarily driven by continued declines in drilling activity in both the U.K. and Norwegian sectors. Increases in spending in the North Sea by independent oil and natural gas companies were not large enough to offset decreases in spending by major diversified oil and natural gas companies, which continue to redirect spending towards other larger international projects, especially in Russia and the Caspian region. The rig count in Africa declined 9.3% in 2004 compared with 2003 primarily due to project delays in West Africa. Activity in the Middle East continued to rise steadily, with a 9.0% increase in the rig count in 2004 compared with 2003. The rig count in the Asia Pacific region was up 11.3% in 2004 compared with 2003 primarily due to activity increases in India, Indonesia, Australia and offshore China.

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

	2004	2003	2002

Oil prices ($/Bbl)	$41.51	$31.06	$26.17
Natural gas prices ($/mmBtu)	5.90	5.49	3.37

     Oil prices averaged a historic high of $41.51/Bbl in 2004. Prices increased from the low $30s/Bbl in January 2004 to a high of $56.17/Bbl in late October 2004, before moderating and ending the year in the low $40s/Bbl. Inventories of crude and petroleum products were relatively low throughout the year, supporting high prices. Worldwide demand for hydrocarbons was driven by strong worldwide economic growth, which was particularly strong in China and developing Asia. Worldwide excess productive capacity was at the lowest level in 30 years, and disruptions, or the potential for disruptions, in oil supply resulted in volatile oil prices throughout the year. Events in 2004 which either disrupted, or had the potential to disrupt, oil supplies included: the August recall elections in Venezuela; sabotage of Iraqi oil production assets; actions taken by the Russian government regarding Yukos and their tax obligations; terrorism in the Middle East, including the possibility of a disruption in oil supply from Saudi Arabia; labor strikes in Norway; labor strikes and violence in Nigeria; and weather, especially the impact of hurricanes in the Gulf of Mexico. By the end of the year, a number of these issues were resolved without significant disruptions to oil supply, which led to oil prices of just above $40/Bbl. In addition to these events, the weakness of the U.S. dollar relative to many worldwide currencies contributed to high U.S. dollar–denominated oil prices.

     During 2004, natural gas prices averaged a historic high of $5.90/mmBtu. Throughout the year, a tight balance between supply and demand supported prices between $5/mmBtu and $7/mmBtu, with weather related spikes outside of this range. High natural gas drilling activity in 2004 combined with increasing depletion rates resulted in limited production growth. We began the year with U.S. natural gas storage levels slightly greater than the five–year average storage levels. Natural gas prices peaked above $7/mmBtu in January as a result of colder than normal winter weather. Prices fell to just above $5/mmBtu in late February, as winter weather moderated and storage remained just above the five–year average. However, by the end of the winter heating season, natural gas inventories fell below the five–year average. In the first half of the summer, the market required natural gas prices in excess of $6/mmBtu in order to limit consumption of natural gas and allow storage to refill. In July and August, below average summer temperatures allowed storage to fill more rapidly and, as storage increased above the five–year average, prices fell to a low of $4.40/mmBtu in early September. High oil prices, hurricane–driven supply disruptions and the start of the winter heating season resulted in a peak price of $8.14/mmBtu in late October. Prices fell below $5/mmBtu in November, as the beginning of the winter was milder than normal and storage was above the five–year average. A late December cold snap resulted in a natural gas price in excess of $7/mmBtu. Prices ended the year at approximately $6/mmBtu.

Worldwide Oil and Natural Gas Industry Outlook

     This section should be read in conjunction with the factors described in the “Risk Factors Related to the Worldwide Oil and Natural Gas Industry,” “Risk Factors Related to Our Business” and “Forward–Looking Statements” sections contained herein. These factors could impact, either positively or negatively, our expectation for oil and natural gas demand, oil and natural gas prices and drilling activity.

     Oil – Oil prices in 2005 are expected to trade between $35/Bbl and $55/Bbl. Continuing the trend from 2004, low inventories of crude oil and products, combined with strong worldwide economic growth, are expected to support prices that could average above $40/Bbl. Growth in oil demand is expected to slow in 2005 compared with 2004, as worldwide economic growth and, in particular, economic growth in China moderates from the extraordinarily strong growth exhibited in 2004. The ongoing lack of excess productive capacity will leave the energy markets susceptible to price volatility should there be any disruptions or threat of disruptions in oil supplies.

     Factors that could lead to prices at the lower end of our range include but are not limited to: a more significant than expected slowing of worldwide economic growth, particularly economic growth in China; greater than planned growth in Russian oil exports; Organization of Petroleum Exporting Countries (“OPEC”) exports in excess of their stated goals; or other factors which result in oil inventories increasing significantly from historically low levels.

     Factors that could lead to prices at the top of our range include but are not limited to: more rapid than planned expansion of the worldwide economy, particularly the economy in China; a significant slowing of exports from Russia; or other factors which result in oil inventories that remain at historically low levels.

     Factors that could lead to disruptions or the threat of disruptions in oil supply and volatility in oil prices include but are not limited to: terrorist attacks targeting oil production from Saudi Arabia or other key producers; labor strikes in key oil producing areas such as Nigeria; the potential for other military actions in the Middle East; and adverse weather conditions, especially in the Gulf of Mexico. The potential for these and other events to cause volatility will be mitigated by the degree to which OPEC, and in particular Saudi Arabia, are able to increase excess productive capacity.

     Natural Gas – Natural gas prices in 2005 are expected to remain volatile, trading between $4/mmBtu and $7/mmBtu. Natural gas prices could trade at the top of this range if weather is colder than normal, the U.S. economy, particularly the industrial sector, exhibits greater than expected growth and continued levels of customer spending are not sufficient to support the production growth required to meet the growth of natural gas demand. Natural gas prices could move to the bottom of this range if the U.S. economic recovery is weaker than expected or weather is milder than expected. During the summer, natural gas prices are expected to trade at a level necessary to curtail price sensitive demand and allow storage to refill.

     Customer Spending – Based upon our discussions with major customers, review of published industry reports and our outlook for oil and natural gas prices described above, anticipated customer spending trends are as follows:

•	North America – Spending in North America, primarily towards developing natural gas supplies, is expected to increase approximately 7% to 9% in 2005 compared with 2004.

•	Outside North America – Customer spending, primarily directed at developing oil supplies, is expected to increase 10% to 14% in 2005 compared with 2004.

•	Total spending is expected to increase 9% to 12% in 2005 compared with 2004.

     Drilling Activity – Based upon our outlook for oil and natural gas prices and customer spending described above, our outlook for drilling activity, as measured by the Baker Hughes rig count, is as follows:

•	The North American rig count is expected to increase approximately 4% to 6% in 2005 compared with 2004.

•	Drilling activity outside of North America is expected to increase approximately 9% to 11% in 2005 compared with 2004.

Risk Factors Related to the Worldwide Oil and Natural Gas Industry

     Our business is focused on providing products and services to the worldwide oil and natural gas industry; therefore, our risk factors are centered on those factors that impact, either positively or negatively, the markets for oil and natural gas. Key risk factors currently influencing the worldwide oil and natural gas markets are discussed below.

•	Excess productive capacity – the impact of supply and demand disruptions on oil prices and oil price volatility is tempered by the size of the disruption relative to the excess productive capacity. Key measures include estimates of worldwide productive capacity as compared with worldwide demand.

•	Supply disruptions – the loss of production, the inability to export and/or delay of activity from key oil exporting countries, including but not limited to, Iraq, Saudi Arabia and other Middle Eastern countries, Nigeria, Norway, Russia and Venezuela, due to political instability, civil unrest, labor issues or military activity. In addition, adverse weather such as hurricanes could impact production facilities, causing supply disruptions.

•	Energy prices and price volatility – the impact of widely fluctuating commodity prices on the stability of the market and subsequent impact on customer spending. While current energy prices are important contributors to positive cash flow at E&P companies, expectations for future prices and price volatility are generally more important for determining future E&P spending. While higher commodity prices generally lead to higher levels of E&P spending, sustained high energy prices can be an impediment to economic growth.

•	Global economic growth – particularly the impact of the U.S. and Western European economies and the economic activity in Japan, China, South Korea and the developing areas of Asia where the correlation between economic growth and energy demand is strong. The strength of the U.S. economy and economic growth in developing Asia, particularly China, will continue to be important in 2005. Key measures include U.S. and international economic output, global energy demand and forecasts of future demand by governments and private organizations.

•	Oil and natural gas storage inventory levels – an indicator of the balance between supply and demand. A key measure of U.S. natural gas inventories is the storage level reported weekly by the U.S. Department of Energy compared with historic levels. Key measures for oil inventories include U.S. inventory levels reported by the U.S. Department of Energy and the American Petroleum Institute and worldwide estimates reported by the International Energy Agency.

•	Production control – the degree to which individual OPEC nations and other large oil and natural gas producing countries, including, but not limited to, Mexico, Norway and Russia, are willing and able to control production and exports of oil, to decrease or increase supply and to support their targeted oil price while meeting their market share objectives. Key measures of production control include actual production levels compared with target or quota production levels, oil prices compared with targeted oil prices and changes in each country’s market share.

•	Ability to produce natural gas – the amount of natural gas that can be produced is a function of the number and productivity of new wells drilled, completed and connected to pipelines as well as the rate of production and resulting depletion of existing wells. Advanced technologies, such as horizontal drilling, improve total recovery but also result in a more rapid production decline. Key measures include government and private surveys of natural gas production, company reported production, estimates of reservoir depletion rates and drilling and completion activity.

•	Impact of energy prices and price volatility on demand for hydrocarbons – short–term price changes can result in companies switching to the most economic sources of fuel, prompting a temporary curtailment of demand, while long–term price changes can lead to permanent changes in demand. These changes in demand result in the oilfield services industry being cyclical in nature. Key indicators include hydrocarbon prices on a Btu equivalent basis and indicators of hydrocarbon demand, such as electricity generation or industrial production.

•	Access to prospects – the ability of oil and natural gas companies to develop economically attractive projects based on their expectations of future energy prices, required investments and resulting returns. Access to prospects may be limited because host governments do not allow access to the reserves or because another oil and natural gas company owns the rights to develop the prospect.

•	Weather – the impact of variations in temperatures as compared with normal weather patterns and the related effect on demand for oil and natural gas. A key measure of the impact of weather on energy demand is population–weighted heating and cooling degree days as reported by the U.S. Department of Energy and forecasts of warmer than normal or cooler than normal temperatures. Weather can also impact production, for example, in the North Sea, the Gulf of Mexico and Canada.

•	Access to capital – the ability of oil and natural gas companies to access the funds necessary to carry out their E&P plans. Access to capital is particularly important for smaller independent oil and natural gas companies. Key measures of access to capital include cash flow, interest rates, analysis of oil and natural gas company leverage and equity offering activity.

•	Technological progress – the design and application of new products that allow oil and natural gas companies to drill fewer wells and to drill, complete and produce wells faster, recover more hydrocarbons and/or lower costs. Key measures also include the overall level of research and engineering spending by oilfield services companies and the pace at which new technology is both introduced commercially and accepted by customers.

•	Pace of new investment – the investment by oil and natural gas companies in emerging markets and any impact it has on their spending in areas where they already have an established presence.

•	Maturity of the resource base – the growing necessity for increased levels of investment and activity to support production from an area the longer it is developed. Key measures include changes in undeveloped hydrocarbon reserves in mature areas like the North Sea, the U.S., Canada and Latin America.

•	Government regulations – the costs incurred by oil and natural gas companies to conform to and comply with government regulations, including environmental regulations, may limit the quantity of oil and natural gas that may be economically produced.

     For additional risk factors and cautions regarding forward–looking statements, see the “Risk Factors Related to Our Business” and the “Forward–Looking Statements” sections contained herein. This list of risk factors is not intended to be all inclusive.

BUSINESS OUTLOOK

     In our outlook for 2005, we took into account the factors described herein. We expect that 2005 will be a stronger year than 2004, with revenues increasing 9% to 11%, in line with the expected increase in customer spending. We expect that the growth in our revenues will primarily be due to increased activity and, to a lesser extent, price improvement. Our assumptions regarding overall growth in customer spending assume strong economic growth in the U.S. and China, and OPEC discipline, resulting in an average oil price exceeding $35/Bbl. Our assumptions regarding customer spending in North America assume strong economic growth in the U.S. and natural gas prices exceeding an average of $5/mmBtu.

     In North America, we expect revenues to increase 11% to 13% in 2005 compared with 2004, with the majority of the increase occurring in the second half of 2005. We expect spending on land–based projects to continue to increase in 2005 driven by demand for natural gas, following the trend evident in 2004. We also expect offshore spending in the Gulf of Mexico to increase modestly in 2005 compared with 2004. The normal weather–driven seasonal decline in U.S. and Canadian spending in the first half of the year should result in sequentially softer revenues in the first and second quarters of 2005.

     In 2004, 2003 and 2002, revenues outside North America were 58.4%, 57.7% and 59.9% of total revenues, respectively. In 2005, we expect revenues outside North America to continue to be between 55% and 60% of total revenues, and we expect these revenues to increase 7% to 9% in 2005 compared with 2004, continuing the multi–year trend of modest growth in customer spending. Spending on large projects by NOCs will reflect established seasonality trends, resulting in softer revenues in the first half of the year and stronger revenues in the second half. In addition, customer spending should be affected by weather–related reductions in the North Sea in the first and second quarters of 2005. The Middle East, Africa and Latin America are expected to grow modestly in 2005 compared with 2004. Our expectations for spending and revenue growth could decrease if average prices fall below $35/Bbl for oil or $5/mmBtu for natural gas or if there are disruptions in key oil and natural gas production markets, such as Venezuela or Nigeria.

     In 2004, WesternGeco contributed $34.5 million of equity in income of affiliates compared with equity in loss of affiliates of $9.9 million in 2003, which excludes $135.7 million related to our portion of certain restructuring and impairment charges taken by WesternGeco in the third quarter of 2003, which we recorded in “Equity in income (loss) of affiliates” in our consolidated statement of operations. We expect the trend of improving operating results for WesternGeco to continue throughout 2005; however, based on the historical trend of operating losses and weakness in the seismic industry in prior years, there is uncertainty regarding the future operating results of WesternGeco. Information regarding WesternGeco’s profitability in 2005 is based on information that WesternGeco has provided to us. Should this information not be accurate, our forecasts for profitability could be impacted, either positively or negatively.

     In 2005, we modified our stock award program to provide a combination of both restricted stock and stock option awards. Restricted stock awards and stock option awards were granted in January and stock option awards may also be granted in July. As required under the current accounting rules, awards of restricted stock are expensed over the vesting period based on their fair value when granted. We will begin expensing the fair value of stock option awards and stock issued under the employee stock purchase plan in July 2005, when we adopt the revised Statement of Financial Accounting Standards No. 123, Share–Based Payment (“SFAS No. 123R”). We are currently in the process of evaluating different option pricing models and the impact of SFAS No. 123R on our consolidated financial statements. If we were to adopt SFAS No. 123R in July 2005 using a prospective application, we expect that income from continuing operations per diluted share will be reduced by approximately $0.03 for 2005. For further information, see Note 1 of the Notes to the Consolidated Financial Statements in Item 8 herein.

     Based on the above forecasts, we believe that income from continuing operations per diluted share in 2005 will be in the range of $1.80 to $1.95, which includes the impact of expensing restricted stock awards but excludes the impact of expensing stock option awards and stock issued under the employee stock purchase plan. Significant price increases or significantly better than expected results from WesternGeco could cause earnings per share to reach the upper end of this range. Conversely, significant price decreases or significantly worse than expected results at WesternGeco could result in earnings per share being at or below the bottom of this range. Our ability to improve pricing is dependent on demand for our products and services and our competitors strategies of managing capacity. While the commercial introduction of new technology is an important factor in realizing price improvement, without pricing discipline throughout the industry as a whole, meaningful improvements in our prices are not likely to be realized. Additionally, significant changes in drilling activity outside our expectations, as well as changes in expected costs of raw materials, could impact operating results positively or negatively.

     We do business in approximately 90 countries including over one–half of the 35 countries having the lowest scores, which indicates high levels of corruption, in Transparency International’s Corruption Perception Index (“CPI”) survey for 2004. We devote significant resources to the development, maintenance and enforcement of our Business Code of Conduct policy, our Foreign Corrupt Practices Act (the “FCPA”) policy, our internal control processes and procedures and other compliance related policies. Notwithstanding the devotion of such resources, and in part as a consequence thereof, from time to time we discover or receive information alleging potential violations of laws and regulation, including the FCPA and our policies, processes and procedures. We conduct internal investigations of these potential violations and take appropriate action depending upon the outcome of the investigation. In addition, U.S. government agencies and authorities are conducting investigations into allegations of potential violations of laws. We anticipate that the devotion of significant resources to compliance related issues, including the necessity for investigations, will continue to be an aspect of doing business in a number of the countries in which oil and natural gas exploration, development and production take place and in which we are requested to conduct operations. Compliance related issues could limit our ability to do business in these countries. In order to provide products and services in some of these countries, we may in the future utilize ventures with third parties, sell products to distributors or otherwise modify our business approach in order to improve our ability to conduct our business in accordance with laws and regulations and our Business Code of Conduct.

Risk Factors Related to Our Business

     Our expectations regarding our business outlook, including changes in revenue, pricing, capital spending and profitability, are only our forecasts regarding these matters. These forecasts may be substantially different from actual results, which are affected by the following risk factors and the timing of any of these risk factors:

•	Oil and gas market conditions – the level of petroleum industry E&P expenditures; drilling rig and oil and natural gas industry manpower and equipment availability; the price of, and the demand for, crude oil and natural gas; drilling activity; risks from operating hazards; seasonal and other weather conditions that affect the demand for energy; severe weather conditions, such as hurricanes, that affect exploration and production activities; OPEC policy and the adherence by OPEC nations to their OPEC production quotas; war, military action, terrorist activities or extended period of international conflict, particularly involving the U.S., Middle East or other major petroleum–producing or consuming regions; civil unrest or security conditions where we operate; expropriation of assets by governmental action.

•	Pricing, market share and contract terms – our ability to implement and affect price increases for our products and services; receipt of license fees; the effect of the level and sources of our profitability on our tax rate; the ability of our competitors to capture market share; our ability to retain or increase our market share; changes in our strategic direction; our ability to negotiate acceptable terms and conditions with our customers, especially NOCs; our ability to manage warranty claims and improve performance and quality; our ability to effectively manage our commercial agents.

•	Costs and availability of resources – our ability to manage the rising costs and availability of sufficient raw materials and components (especially steel alloys, copper and chemicals); our ability to recruit, train and retain the skilled and diverse workforce necessary to meet our business needs; manufacturing capacity and subcontracting capacity at forecasted costs to meet our revenue goals; the availability of essential electronic components used in our products; the effect of competition, particularly our ability to introduce new technology on a forecasted schedule and at forecasted costs; potential impairment of long–lived assets; the accuracy of our estimates regarding our capital spending requirements; unanticipated changes in the levels of our capital expenditures; the need to replace any unanticipated losses in capital assets; the development of technology by us or our competitors that lowers overall finding and development costs; labor–related actions, including strikes, slowdowns and facility occupations.

•	Litigation and changes in laws or regulatory conditions – the potential for unexpected litigation or proceedings; the legislative, regulatory and business environment in the U.S. and other countries in which we operate; outcome of government and internal investigations and legal proceedings; new laws, regulations and policies that could have a significant impact on the future operations and conduct of all businesses; changes in export control laws or exchange control laws; additional restrictions on doing business in countries subject to sanctions: changes in laws in Russia or other countries identified by management for immediate focus; changes in accounting standards; changes in tax laws or tax rates in the jurisdictions in which we operate; resolution of audits by various tax authorities; ability to fully utilize our tax loss carryforwards and tax credits.

•	Economic conditions – worldwide economic growth; foreign currency exchange fluctuations and changes in the capital markets in international locations where we operate; the condition of the capital and equity markets in general; our ability to estimate the size of and changes in the worldwide oil and natural gas industry.

•	Environmental matters – unexpected, adverse outcomes or material increases in liability with respect to environmental remediation sites where we have been named as a potentially responsible party; the discovery of new environmental remediation sites; changes in environmental regulations; the discharge of hazardous materials or hydrocarbons into the environment. See also the “Environmental Matters” section in Item 1 contained herein for further information.

     For additional risk factors and cautions regarding forward–looking statements, see the “Risk Factors Related to the Worldwide Oil and Natural Gas Industry” and “Forward–Looking Statements” sections contained herein. This list of risk factors is not intended to be all inclusive.

CRITICAL ACCOUNTING ESTIMATES

     The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures about contingent assets and liabilities. We base these estimates and judgments on historical experience and other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty, and accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the business environment in which we operate changes.

     We have defined a critical accounting estimate as one that is both important to the portrayal of our financial condition and results of operations and requires us to make difficult, subjective or complex judgments or estimates about matters that are uncertain. We have discussed the development and selection of our critical accounting estimates with the Audit/Ethics Committee of our Board of Directors and the Audit/Ethics Committee has reviewed the disclosure presented below. During the past three fiscal years, we have not made any material changes in accounting methodology used to establish the critical accounting estimates discussed below. We believe that the following are the critical accounting estimates used in the preparation of our consolidated financial statements. In addition, there are other items within our consolidated financial statements that require estimation but are not deemed critical as defined above.

Allowance for Doubtful Accounts

     The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current credit worthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make frequent judgments and estimates regarding our customers’ ability to pay amounts due us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. Provisions for doubtful accounts are recorded when it becomes evident that the customer will not make the required payments at either contractual due dates or in the future. At December 31, 2004 and 2003, reserves for doubtful accounts totaled $50.5 million, or 3.6%, and $61.8 million, or 5.1%, of total accounts receivable before reserves, respectively. We believe that our reserve for doubtful accounts is adequate to cover anticipated losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required. A five percent change in this reserve would have had a pre–tax impact of approximately $2.5 million in 2004.

Inventory Reserves

     Inventory is a significant component of current assets and is stated at the lower of cost or market. This requires us to record provisions and maintain reserves for excess or obsolete inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand, market conditions, production requirements and technological developments. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. At December 31, 2004 and 2003, inventory reserves totaled $221.1 million, or 17.6%, and $232.5 million, or 18.7%, of gross inventory, respectively. We believe that our reserves are adequate to cover anticipated losses under current conditions. Significant or unanticipated changes to our estimates and forecasts, either adverse or positive, could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required. A five percent difference in this reserve would have had a pre–tax impact of approximately $11.1 million in 2004.

Impairment of Long–Lived Assets

     Long–lived assets, which include property, goodwill, intangible assets, investments in affiliates and certain other assets, comprise a significant amount of our total assets. We review the carrying values of these assets for impairment periodically, and at least annually for goodwill, or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires us to make judgments regarding long–term forecasts of future revenues and costs related to the assets subject to review. In turn, these forecasts are uncertain in that they require assumptions about demand for our products and services, future market conditions and technological developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions; however, based upon our evaluation of the current business climate in which we operate, we do not currently anticipate that any significant asset impairment losses will be necessary.

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

     We operate in more than 90 countries under many legal forms. As a result, we are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among these governments. Our operations in these different jurisdictions are taxed on various bases: actual income before taxes, deemed profits (which are generally determined using a percentage of revenues rather than profits) and withholding taxes based on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact on the amount of income taxes that we provide during any given year.

     Our tax filings for various periods are subjected to audit by the tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the authorities or potentially through the courts. We believe that these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. Resolution of these situations inevitably includes some degree of uncertainty; accordingly, we provide taxes only for the amounts we believe will ultimately result from these proceedings. The resulting change to our tax liability, if any, is dependent on numerous factors which are difficult to estimate. These include, among others, the amount and nature of additional taxes potentially asserted by local tax authorities; the willingness of local tax authorities to negotiate a fair settlement through an administrative process; the impartiality of the local courts; the sheer number of countries in which we do business; and the potential for changes in the tax paid to one country to either produce, or fail to produce, an offsetting tax change in other countries. Our experience has been that the estimates and assumptions we have used to provide for future tax assessments have proven to be appropriate. However, past experience is only a guide, and the potential exists, however limited, that the tax resulting from the resolution of current and potential future tax controversies may differ materially from the amount accrued. While we have provided for the taxes that we believe will ultimately be payable as a result of these assessments, the aggregate assessments are approximately $34.0 million in excess of the taxes provided for in our consolidated financial statements.

     In addition to the aforementioned assessments that have been received from various taxing authorities, we provide for taxes in certain situations where assessments have not been received. In those situations, we consider it probable that the taxes ultimately payable will exceed those amounts reflected in filed tax returns; accordingly, taxes are provided in those situations under the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies.

Pensions and Postretirement Benefit Obligations

     Pensions and postretirement benefit obligations and the related plan expenses are calculated using actuarial models and methods. This involves the use of two critical assumptions, the discount rate and the expected rate of return on assets, both of which are important elements in determining plan expenses and in measuring plan assets and liabilities. We evaluate these critical assumptions at least annually. Other less critical assumptions used in determining benefit obligations and plan expenses, such as demographic factors like retirement age, mortality and turnover, are also evaluated periodically and are updated accordingly to reflect our actual experience.

     The discount rate enables us to state expected future cash flows at a present value on the measurement date. A lower discount rate increases the present value of benefit obligations and increases plan expenses. We used a discount rate of 6.25% in 2004, 6.75% in 2003 and 7.00% in 2002 to determine plan expenses. A 75 basis point reduction in the discount rate would have increased plan expenses in 2004 by $6.2 million.

     To determine the expected rate of return on plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. A lower rate of return increases plan expenses. We assumed that rates of return on our plan investments were 8.50% in 2004 and 2003 and 9.00% in 2002. A 50 basis point decrease in the expected rate of return on assets of our principal plans would have increased plan expenses in 2004 by $1.8 million.

DISCONTINUED OPERATIONS

     In September 2004, we completed the sale of Baker Hughes Mining Tools (“BHMT”), a product line group within the Oilfield segment that manufactured rotary drill bits used in the mining industry, for $31.5 million. We recorded a gain on the sale of $0.2 million, net of tax of $3.6 million, which consisted of a gain on the disposal of $6.8 million offset by a loss of $6.6 million related to the recognition of the cumulative foreign currency translation adjustments into earnings.

     In October 2003, we signed a definitive agreement for the sale of BIRD Machine (“BIRD”), the remaining division of the former Process segment, and recorded charges totaling $37.4 million, net of tax of $10.9 million, which consisted of a loss of $13.5 million on the write–down of BIRD to fair value, $6.2 million of severance and warranty accruals and a loss of $17.7 million related to the recognition of cumulative foreign currency translation adjustments into earnings. In January 2004, we completed the sale of BIRD and recorded an additional loss on the sale of $0.5 million with no tax benefit. We received $5.6 million in proceeds, which were subject to post–closing adjustments to the purchase price, and retained certain accounts receivable, inventories and other assets. During the second quarter of 2004, we made a net payment of $6.8 million to the buyer in settlement of the final purchase price adjustments. The adjustments were the result of changes in the value of assets sold to and liabilities assumed by the buyer between the date the initial sales price was negotiated and the closing of the sale.

     In December 2002, we entered into exclusive negotiations for the sale of our interest in our oil producing operations in West Africa for $32.0 million in proceeds. The transaction was effective as of January 1, 2003, and resulted in a gain on the sale of $4.1 million, net of a tax benefit of $0.2 million. We received $10.0 million as a deposit in 2002 and the remaining $22.0 million in April 2003.

     In November 2002, we sold EIMCO Process Equipment (“EIMCO”), a division of the former Process segment, and recorded a loss on the disposal of $22.3 million, net of tax of $1.2 million, which consisted of a loss of $2.3 million on the write–down to fair value and a loss of $20.0 million related to the recognition of cumulative foreign currency translation adjustments into earnings. We received total proceeds of $48.9 million, of which $4.9 million was held in escrow pending completion of final adjustments to the purchase price. In 2003, all purchase price adjustments were completed, resulting in the release of the escrow balance, of which we received $2.0 million and $2.9 million was returned to the buyer. In 2003, we also recorded an additional loss on the sale due to purchase price adjustments of $2.5 million, net of tax of $1.3 million.

     We have reclassified the consolidated financial statements for all prior periods presented to reflect these operations as discontinued. See Note 2 of the Notes to Consolidated Financial Statements in Item 8 herein for additional information regarding discontinued operations.

RESULTS OF OPERATIONS

     The discussions below relating to significant line items represent our analysis of significant changes or events that impact the comparability of reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items.

     The table below details certain consolidated statement of operations data and their percentage of revenues for 2004, 2003 and 2002, respectively.

	2004		2003		2002
	$	%	$	%	$	%

Revenues	$6,103.8	100.0%	$5 ,252.4	100.0%	$4,860.2	100.0%
Cost of revenues	4,367.4	71.6	3,820.9	72.7	3,490.1	71.8
Selling, general and administrative	915.4	15.0	827.0	15.7	807.7	16.6

Revenues

     Revenues for 2004 increased 16.2% compared with 2003, reflecting a 10.1% increase in the worldwide rig count. Revenues in North America, which accounted for 41.6% of total revenues, increased 14.4% compared with 2003. This increase reflects increased drilling activity in the U.S. and Canada, as evidenced by a 10.9% increase in the North American rig count, and $24.8 million related to intellectual property license fees, which is not expected to recur in the same magnitude in the future. Revenues outside North America, which accounted for 58.4% of total revenues, increased 17.5% compared with 2003. This increase reflects the improvement in international drilling activity, as evidenced by an 8.6% increase in the rig count outside North America, primarily in Latin America and Asia Pacific, partially offset by decreased drilling activity in the North Sea and Africa. During 2004, our revenue growth was primarily due to increases in activity and, to a lesser extent, pricing improvements.

     Revenues for 2003 increased 8.1% compared with 2002, reflecting a 19.1% increase in the worldwide rig count. Revenues in North America, which accounted for 42.3% of total revenues, increased 14.0% compared with 2002. This increase reflects increased drilling activity in the U.S. and Canada, as evidenced by a 28.4% increase in the North American rig count. Revenues outside North America, which accounted for 57.7% of total revenues, increased 4.1% compared with 2002. This increase reflects the improvement in international drilling activity, as evidenced by the 5.2% increase in the rig count outside North America, primarily in Latin America and the Middle East, partially offset by decreased drilling activity in the North Sea and Africa. During 2003, pricing was not a significant contributor to our revenue growth, as deterioration in prices for certain product lines at our INTEQ division were partially offset by pricing improvement realized from our other product lines.

Cost of Revenues

     Cost of revenues for 2004 increased 14.3% compared with 2003. Cost of revenues as a percentage of revenues was 71.6% and 72.7% for 2004 and 2003, respectively. The decrease in cost of revenues as a percentage of revenues is primarily related to limited pricing improvement in certain markets and product lines and improved cost control measures, including lower repair and maintenance costs at our INTEQ division, partially offset by increased material costs and higher employee bonus expense. A change in the geographic and product mix from the sale of our products and services also contributed to the decrease in the cost of revenues as a percentage of revenues. During 2004, our revenue increases came predominantly from outside North America and our margins on revenues generated outside North America are typically higher than margins generated in North America.

     Cost of revenues for 2003 increased 9.5% compared with 2002. Cost of revenues as a percentage of revenues was 72.7% and 71.8% for 2003 and 2002, respectively. The increase in cost of revenues as a percentage of revenues is primarily related to our INTEQ division. In 2003, INTEQ experienced the highest revenue growth of our divisions; however, margins deteriorated as they were impacted by increased downward pricing trends, increased repair and maintenance costs for newly developed downhole rental tools and other nonrecurring costs. A change in the geographic and product mix from the sale of our products and services also contributed to the increase in the cost of revenues as a percentage of revenues. During 2003, our revenue increases came predominantly from North America and our margins on revenues generated in North America are typically lower than margins generated outside of North America.

Selling, General and Administrative

     Selling, general and administrative (“SG&A”) expenses for 2004 increased 10.7% compared with 2003. This increase was primarily due to higher marketing and administrative expenses as a result of increased activity, including higher annual employee bonus expense, and increased costs related to our continued focus on compliance, including legal investigations and increased staffing in our legal, compliance and audit groups. The increase was also due to the implementation of programs and procedures as a result of the requirements of the Sarbanes–Oxley Act of 2002.

     SG&A expenses for 2003 increased 2.4% compared with 2002. This increase was primarily due to an $8.9 million increase in net costs related to corporate activities and an increase of approximately $17.0 million in costs related to our self insurance programs, offset by improvement in the impact of foreign currency exchange activity of $18.3 million.

Reversal of Restructuring Charge

     In 2000, our Board of Directors approved a plan to substantially exit the oil and natural gas exploration business and we recorded a restructuring charge of $29.5 million. Included in the restructuring charge was $1.1 million for a contractual obligation related to an oil and natural gas property in Angola. The property was subsequently sold in 2003 and we reversed the liability related to this contractual obligation.

Impairment of Investment in Affiliate

     In 2003, as a result of the continued weakness in the seismic industry, we evaluated the carrying value of our investment in WesternGeco and recorded an impairment loss of $45.3 million to write–down the investment to its fair value. The fair value was determined using a combination of a market capitalization and discounted cash flows approach. We were assisted in the determination of the fair value by a third party. Although not anticipated, further declines in the fair value of the investment in WesternGeco would result in additional impairments.

Equity in Income (Loss) of Affiliates

     Equity in income of affiliates was $36.3 million in 2004 compared with equity in loss of affiliates of $2.1 million in 2003, which excludes the $135.7 million related to our portion of the restructuring and impairment charge taken by WesternGeco in the third quarter of 2003. During 2003, the operating results of WesternGeco continued to be adversely affected by the weakness in the seismic industry and, as a result of this weakness, WesternGeco recorded certain impairment and restructuring charges of $452.0 million for impairment of its multiclient seismic library and rationalization of its marine seismic fleet.

     Operating results for WesternGeco are expected to continue to improve in 2005; however, based on the trend of operating losses and weakness in the seismic industry in prior years, there is uncertainty regarding the future operating performance of WesternGeco.

Interest Expense

     Interest expense for 2004 decreased $19.5 million compared with 2003 primarily due to lower total debt levels and the effect of the interest rate swap agreement entered into in April 2004. The lower total debt levels are the result of the repayment of $350.0 million of long–term debt in the second quarter of 2004, which decreased interest expense by $16.0 million in 2004 compared with 2003. Additionally, the interest rate swap agreement decreased interest expense by $4.1 million in 2004 compared with 2003.

     Interest expense for 2003 decreased $8.0 million compared with 2002 due to lower total debt levels, lower weighted average interest rates on our commercial paper and money market borrowings and increased amortization of deferred gains related to terminated interest rate swap agreements. The lower total debt levels are the result of the repayment of $100.0 million of long–term debt in February 2003. The approximate weighted average interest rate on our commercial paper and money market borrowings was 1.2% in 2003 compared with 1.8% for 2002. The amortization of deferred gains related to terminated interest rate swap agreements reduced interest expense by $9.9 million in 2003 compared with $6.0 million in 2002.

Income Taxes

     Our effective tax rates differ from the U.S. statutory income tax rate of 35% due to state income taxes, differing rates of tax on international operations and higher taxes within the WesternGeco venture.

     During 2003, we recognized an incremental effect of $36.3 million of additional taxes attributable to our portion of the operations of WesternGeco. Of this amount, $15.9 million related to the reduction in the carrying value of our equity investment in WesternGeco for which there was no tax benefit. The remaining $20.4 million arose from operations of the venture due to: (i) the venture being taxed in certain foreign jurisdictions based on a deemed profit basis, which is a percentage of revenues rather than profits and (ii) unbenefitted foreign losses of the venture, which are operating losses and impairment and restructuring charges in certain foreign jurisdictions where there was no current tax benefit and where a deferred tax asset was not recorded due to the uncertainty of realization. In 2002, the amount of additional taxes resulting from operations of the venture was $40.2 million.

     During 2003, a benefit of $3.3 million was recognized as the result of various refund claims filed in the U.S. During 2002, a $14.4 million benefit was recognized as the result of the settlement of an IRS examination related to our September 30, 1996 through September 30, 1998 tax years.

     Our tax filings for various periods are subjected to audit by tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the authorities or potentially through the courts. We believe that these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. We have received tax assessments from various taxing authorities and are currently at varying stages of appeals and/or litigation regarding these matters. We have provided for the amounts we believe will ultimately result from these proceedings. We believe we have substantial defenses to the questions being raised and will pursue all legal remedies should an unfavorable outcome result. However, resolution of these matters involves uncertainties and there are no assurances that the outcomes will be favorable.

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

     On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. The adoption of SFAS No. 142 required us to cease amortizing goodwill and to perform a transitional impairment test of goodwill in each of our reporting units as of January 1, 2002. The reporting units were based on our organizational and reporting structure. Corporate and other assets and liabilities were allocated to the reporting units to the extent that they related to the operations of these reporting units. Valuations of the reporting units were performed by a third party. The goodwill in both the EIMCO and BIRD operating divisions of the former Process segment was determined to be impaired using a combination of a market value and discounted cash flows approach to estimate fair value. Accordingly, we recognized transitional impairment losses of $42.5 million, net of tax of $20.4 million, in 2002 as the cumulative effect of accounting change in the consolidated statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Our objective in financing our business is to maintain adequate financial resources and access to additional liquidity. During 2004, cash flows from operations and short–term borrowings were the principal sources of funding. We anticipate that cash flows from operations will cover our liquidity needs in 2005. We also have a $500.0 million committed revolving credit facility that provides back–up liquidity in the event of an unanticipated significant demand on cash flows that could not be funded by operations or short–term borrowings. This facility expires in July 2006.

     Our capital planning process is focused on utilizing cash flows generated from operations in ways that enhance the value of our company. In 2004, we used cash for a variety of activities including working capital needs, payment of dividends, repayments of indebtedness and capital expenditures.

Cash Flows

     Cash flows provided (used) by continuing operations by type of activity were as follows for the years ended December 31:

	2004	2003	2002

Operating activities	$783.6	$651.6	$620.1
Investing activities	(196.4)	(361.1)	(280.4)
Financing activities	(352.2)	(335.8)	(312.3)

     Statements of cash flows for entities with international operations that are local currency functional exclude the effects of the changes in foreign currency exchange rates that occur during any given year, as these are considered to be noncash changes. As a result, changes reflected in certain accounts on the consolidated statements of cash flows may not reflect the changes in corresponding accounts on the consolidated balance sheets.

Operating Activities

     Cash flows from operating activities have been steadily increasing over the last three years and we expect this trend to continue in 2005. We attribute the increases in our cash flows to successful management of working capital and increasing levels of income from continuing operations adjusted for noncash items.

     Cash flows from operating activities of continuing operations increased $132.0 million in 2004 compared with 2003. This increase was primarily due to increased operating performance, which is directly related to our increased revenues. In addition, changes in working capital, primarily consisting of changes in accounts receivable, inventories, accounts payable and other current liabilities, provided $12.7 million less in cash flows during 2004 compared with 2003.

     The underlying drivers of the changes in working capital are as follows:

•	An increase in accounts receivable used $175.3 million in cash in 2004 compared with using $13.9 million in cash in 2003. This was due to the increase in revenues and an increase in days sales outstanding (defined as the average number of days our accounts receivable are outstanding) of approximately two days.

•	A build up in inventory in anticipation of increased activity used $4.5 million in cash in 2004 compared with providing $20.9 million in cash in 2003. The build up in inventory was partially offset by our continued focus on improving the utilization of inventory on hand.

•	An increase in accounts payable and other current liabilities provided $190.6 million in cash in 2004 compared with providing $16.5 million in cash in 2003. This was due to increased activity, increased employee compensation accruals, better management of our accounts payable and $45.3 million less in net income tax payments in 2004 compared with 2003.

     Our pension contributions in 2004 were approximately $110.0 million, an increase of approximately $82.0 million compared with 2003, due to our decision to improve the funded status of certain pension plans and to provide us with increased flexibility on the future funding of these pension plans.

     Cash flows from operating activities of continuing operations increased $31.5 million in 2003 compared with 2002 primarily due to increased operating performance attributable to our increased revenues. In addition, working capital decreased with the effect of increasing cash flows from operating activities.

     The underlying drivers of the changes in working capital are as follows:

•	An increase in accounts receivable in 2003 used $13.9 million in cash compared with providing $86.4 million in cash in 2002. This was primarily due to the increase in revenues offset by a reduction in days sales outstanding of approximately two days.

•	A decrease in inventory in 2003 provided $20.9 million in cash compared with providing $15.4 million in cash in 2002 as we increased our focus on improving the utilization of inventory on hand.

•	An increase in accounts payable and other current liabilities in 2003 provided $16.5 million in cash compared with using $106.2 million in cash in 2002. This was due to increased activity, increased employee compensation accruals, better management of our accounts payable and increased accruals for our self insurance programs. Theses changes were partially offset by an increase in income tax payments of $59.8 million in 2003 compared with 2002.

Investing Activities

     Our principal recurring investing activity is the funding of capital expenditures to ensure that we have the appropriate levels and types of rental tools in place to generate revenues from operations. Expenditures for capital assets totaled $348.3 million, $404.3 million and $355.9 million for 2004, 2003 and 2002, respectively. The majority of these expenditures were for rental tools, including wireline, and machinery and equipment.

     In December 2004, we paid $1.0 million in cash for the remaining 60% interest in Luna Energy L.L.C. (“Luna”), a venture we entered into in 2002. During 2004, we also paid $5.6 million in settlement of the final purchase price related to an acquisition completed in a prior year and invested an additional $7.1 million in certain of our investments in affiliates.

     In 2003, we made two acquisitions having an aggregate purchase price of $16.9 million, of which $9.5 million was paid in cash. In addition, during 2003, we invested $38.1 million in affiliates, of which $30.1 million related to our 50% interest in the QuantX Wellbore Instrumentation venture, which is engaged in the permanent in–well monitoring market.

     In 2002, we made three acquisitions having an aggregate cash purchase price of $39.7 million, net of cash acquired. In addition, during 2002, we invested $16.5 million in Luna.

     In 2004, we received $58.7 million in net proceeds from the sale of businesses and our interest in an affiliate. In January, we completed the sale of BIRD and received $5.6 million in proceeds, which were subject to post–closing adjustments to the purchase price. During the second quarter, we made a net payment of $6.8 million to the buyer in settlement of the final purchase price adjustments. In February, we completed the sale of our minority interest in Petreco International, a venture we entered into in 2001, and received proceeds of $35.8 million, of which $7.4 million is held in escrow pending the outcome of potential indemnification obligations pursuant to the sales agreement. A portion of the escrow will be released in May 2005, with the remainder released in February 2006. In September, we also completed the sale of BHMT and received proceeds of $31.5 million.

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

     Proceeds from disposal of assets were $106.9 million, $66.8 million and $77.7 million for 2004, 2003 and 2002, respectively. These disposals relate to rental tools that were lost–in–hole, as well as machinery, rental tools and equipment no longer used in operations that were sold throughout the year. Included in the proceeds for 2004 was $12.2 million related to the sale of certain real estate properties held for sale.

Financing Activities

     We had net borrowings (repayments) of commercial paper and other short–term debt of $35.5 million, $11.2 million and $(162.4) million in 2004, 2003 and 2002, respectively. In 2004, we repaid the $100.0 million 8.0% Notes due May 2004 and the $250.0 million 7.875% Notes due June 2004. In 2003, we repaid the $100.0 million 5.8% Notes due February 2003. These repayments were funded with cash on hand, cash flows from operations and the issuance of commercial paper.

     Total debt outstanding at December 31, 2004 was $1,162.3 million, a decrease of $322.1 million compared with December 31, 2003. The total debt to total capitalization (defined as total debt plus stockholders’ equity) ratio was 0.23 at December 31, 2004 and 0.31 at December 31, 2003.

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

     During 2002, we terminated two interest rate swap agreements that had been entered into in prior years. These agreements had been designated and had qualified as fair value hedging instruments. Upon termination, we received proceeds of $4.8 million and $11.0 million. The deferred gain of $4.8 million was amortized as a reduction of interest expense over the remaining life of the underlying debt security, which matured in June 2004. The deferred gain of $11.0 million is being amortized as a reduction of interest expense over the remaining life of the underlying debt security, which matures in January 2009.

     We received proceeds of $115.9 million, $61.8 million and $38.3 million in 2004, 2003 and 2002, respectively, from the issuance of common stock through the exercise of stock options and our employee stock purchase plan.

     During 2002, we were authorized by our Board of Directors to repurchase up to $275.0 million of our common stock. During 2003, we repurchased 6.3 million shares at an average price of $28.78 per share, for a total of $181.4 million. During 2002, we repurchased 1.8 million shares at an average price of $27.52 per share, for a total of $49.1 million. Upon repurchase, the shares were retired. We did not repurchase any shares during 2004.

     We paid dividends of $153.6 million, $154.3 million and $154.9 million in 2004, 2003 and 2002, respectively.

Available Credit Facilities

     At December 31, 2004, we had $897.4 million of credit facilities with commercial banks, of which $500.0 million is a committed revolving credit facility (the “facility”) that expires in July 2006. The facility contains certain covenants which, among other things, require the maintenance of a funded indebtedness to total capitalization ratio (a defined formula per the facility) of less than or equal to 0.50, limit the amount of subsidiary indebtedness and restrict the sale of significant assets, defined as 10% or more of total consolidated assets. At December 31, 2004, we were in compliance with all the facility covenants. There were no direct borrowings under the facility during the year ended December 31, 2004; however, to the extent we have outstanding commercial paper, our ability to borrow under the facility is reduced. At December 31, 2004, we had no outstanding commercial paper or money market borrowings.

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

Cash Requirements

     In 2005, we believe operating cash flows will provide us with sufficient capital resources and liquidity to manage our working capital needs, meet contractual obligations, fund capital expenditures, pay dividends, repurchase common stock and support the development of our short–term and long–term operating strategies.

     We currently expect that 2005 capital expenditures will be between $440.0 million and $460.0 million, excluding acquisitions. The expenditures are expected to be used primarily for normal, recurring items necessary to support the growth of our business and operations.

     In 2005, we expect to make interest payments of approximately $80.0 million to $90.0 million. This is based on our current expectations of debt levels during 2005.

     We have authorization remaining to repurchase up to $44.5 million in common stock. We may continue to repurchase our common stock in 2005 depending on the price of our common stock, our liquidity and other considerations. In 2005, we anticipate paying dividends of $0.46 per share of common stock. However, our Board of Directors is free to change the dividend policy at any time.

     During 2005, we estimate that we will contribute approximately $12.0 million to $19.0 million to our pension plans and make benefit payments related to postretirement welfare plans of approximately $16.3 million. We also estimate that we will contribute approximately $70.0 million to $80.0 million to our defined contribution plans.

     We anticipate making income tax payments of approximately $230.0 million to $260.0 million in 2005.

     We do not believe that there are any other material trends, demands, commitments, events or uncertainties that would have, or are reasonably likely to have, a material impact on our financial condition and liquidity. Other than previously discussed, we currently have no information that would create a reasonable likelihood that the reported levels of revenues and cash flows from operations in 2004 are not indicative of what we can expect in the future.

Contractual Obligations

     In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2004. Some of the figures we include in this table are based on our estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors. The enforceable and legally binding obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

	Payments Due by Period (in millions)
		Less Than	1 – 3	4 – 5	After
	Total	1 year	Years	Years	5 Years

Total debt (1)	$1,151.1	$76.0	$0.1	$525.0	$550.0
Estimated interest payments (2)	1,069.1	72.6	145.2	129.1	722.2
Operating leases(3)	327.7	74.0	85.2	42.2	126.3
Purchase obligations (4)	114.7	99.4	13.9	1.4	–
Other long–term liabilities (5)	20.5	4.4	8.9	4.6	2.6

Total	$2,683.1	$326.4	$253.3	$702.3	$1,401.1

(1) Amounts represent the expected cash payments for our total debt and do not include any unamortized discounts, deferred issuance costs, fair market valuation of our current interest rate swap agreement or deferred gains on terminated interest rate swap agreements.

(2) Amounts represent the expected cash payments for interest on our fixed rate long–term debt.

(3) We enter into operating leases in the normal course of business. Some lease agreements provide us with the option to renew the lease. Our future operating lease payments would change if we exercised these renewal options and if we entered into additional operating lease agreements.

(4) Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at anytime without penalty.

(5) Amounts represent other long–term liabilities, including the current portion, reflected in the consolidated balance sheet where both the timing and amount of payment streams are known. Amounts include: payments for certain environmental remediation liabilities, payments for deferred compensation, payouts under acquisition agreements and payments for certain asset retirement obligations. Amounts do not include: payments for pension contributions, payments for various postretirement welfare benefit plans and postemployment benefit plans and payments for deferred taxes and other tax liabilities, as such amounts have not been determined beyond 2005.

Off–Balance Sheet Arrangements

     In the normal course of business with customers, vendors and others, we have entered into off–balance sheet arrangements, such as letters of credit and other bank issued guarantees, which totaled approximately $312.3 million at December 31, 2004. In addition, at December 31, 2004, we have guaranteed debt and other obligations of third parties with a maximum potential exposure of $7.4 million. None of these off–balance sheet arrangements either has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

     Other than normal operating leases, we do not have any off–balance sheet financing arrangements such as securitization agreements, liquidity trust vehicles, synthetic leases or special purpose entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

NEW ACCOUNTING STANDARDS

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. An entity is subject to the consolidation rules of FIN 46 and is referred to as a variable interest entity (“VIE”) if the entity’s equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its operations without additional financial support. In December 2003, the FASB issued modifications to FIN 46 (“FIN 46R”), resulting in multiple effective dates based on the nature as well as the creation date of a VIE. The adoption of FIN 46 and FIN 46R in 2004 had no impact on our consolidated financial statements.

     In May 2004, the FASB issued FASB Staff Position No. 106–2 (“FSP 106–2”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that sponsor postretirement health care plans that provide prescription drug benefits. We adopted the provisions of FSP 106–2 in the third quarter of 2004, resulting in a reduction in our accumulated postretirement benefit obligation of $18.8 million. We recognized a reduction in our net periodic postretirement benefit costs of $2.0 million for 2004 as a result of the adoption of FSP 106–2.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an Amendment of ARB No. 43, Chapter 4, which amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that these items be recognized as current period charges. In addition, SFAS No. 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 151 and will adopt SFAS No. 151 on January 1, 2006.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29, to address the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring after June 30, 2005. We will adopt SFAS No. 153 on July 1, 2005.

     In December 2004, the FASB revised SFAS No. 123, Share–Based Payment (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock–Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant–date fair value of the award. That cost will be recognized over the period in which an employee is required to provide service in exchange for the award. SFAS No. 123R also requires a public entity to initially measure the cost of employee services rendered in exchange for an award of liability instruments at its current fair value. The fair value of that award is to be remeasured subsequently at each reporting date through the settlement date. Changes in the fair value during the required service period are to be recognized as compensation cost over that period. We are currently in the process of evaluating different option pricing models and the impact of SFAS No. 123R on our consolidated financial statements. We will adopt SFAS No. 123R on July 1, 2005.

     In December 2004, the FASB issued FASB Staff Position No. 109–1 (“FSP 109–1”), Application of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which provides guidance on the recently enacted American Jobs Creation Act of 2004 (the “Act”). The Act provides a tax deduction for income from qualified domestic production activities. FSP 109–1 provides for the treatment of the deduction as a special deduction as described in SFAS No. 109. As such, the deduction will have no effect on existing deferred tax assets and liabilities. The impact of the deduction is to be reported in the period in which the deduction is claimed on our U.S. tax return. We do not expect that this deduction will have a material impact on our effective tax rate in future years. FSP 109–1 is effective prospectively as of January 1, 2005.

     In December 2004, the FASB issued FASB Staff Position No. 109–2 (“FSP 109–2”), Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Act on a company’s income tax expense and deferred tax liability. FSP 109–2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We have not yet decided on whether, and to what extent, we might elect to repatriate foreign earnings under the provisions in the Act. Any such repatriation under the Act must occur by December 31, 2005. Accordingly, our consolidated financial statements do not reflect a provision for taxes related to this election. The maximum amount we could elect to repatriate is $500 million as prescribed in the Act. Our evaluation of the effect of the election is expected to be completed by the end of the second quarter of 2005.

RELATED PARTY TRANSACTIONS

     In conjunction with the formation of WesternGeco in November 2000, we entered into an agreement with Schlumberger whereby a cash true–up payment will be made by either of the parties based on a formula comparing the ratio of the net present value of sales revenue from each party’s contributed multiclient seismic data libraries during the four–year period ending November 30, 2004 and the ratio of the net book value of those libraries as of November 30, 2000. The maximum payment that either party will be required to make as a result of this adjustment is $100.0 million. We currently estimate that Schlumberger will make a payment to us in the range of $9.0 million to $11.5 million, pending final determination of the adjustment. When received, this payment will be recorded as a reduction to the carrying value of our investment in WesternGeco. This payment will be taxable when paid and the tax effect will be recorded as current income tax expense.

     In November 2000, we also entered into an agreement with WesternGeco whereby WesternGeco subleased a facility from us for a period of ten years at then current market rates. During 2004, 2003 and 2002, we received payments of $5.5 million, $5.0 million and $5.5 million, respectively, from WesternGeco related to this lease.

     On or after December 1, 2005, either party to the WesternGeco Master Formation Agreement may offer to sell their entire interest in the venture to the other party at a cash purchase price per percentage interest specified in an offer notice. If the offer to sell is not accepted, the offering party will be obligated to purchase the entire interest of the other party at the same price per percentage interest as the price specified in the offer notice. We cannot predict when, or if, we or Schlumberger may exercise this right.

     At December 31, 2004 and 2003, net accounts (payable) receivable from affiliates totaled $(1.1) million and $0.7 million, respectively. There were no other significant related party transactions.

FORWARD–LOOKING STATEMENTS

     MD&A and certain statements in the Notes to Consolidated Financial Statements include forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (each a “forward–looking statement”). The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “would,” “may,” “likely” and similar expressions, and the negative thereof, are intended to identify forward–looking statements. We undertake no obligation to publicly update or revise any forward–looking statement. Our expectations regarding our business outlook, including changes in revenue, pricing, capital spending, profitability, oil and natural gas market conditions, market share and contract terms, costs and availability of resources, economic and regulatory conditions, and environmental matters are only our forecasts regarding these matters.

     These forecasts may be substantially different from actual results, which are affected by those risk factors and the timing of any of those risk factors identified in the “Environmental Matters” section in Item 1 herein and the “Risk Factors Related to the Worldwide Oil and Natural Gas Industry” and “Risk Factors Related to Our Business” sections contained herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     At December 31, 2004 and 2003, we had fixed rate debt aggregating $1,075.2 million and $1,425.6 million, respectively. The following table sets forth the required cash payments for our indebtedness, which bear a fixed rate of interest and are denominated in U.S. Dollars, and the related weighted average effective interest rates by expected maturity dates as of December 31, 2004 and 2003 (dollar amounts in millions).

	2004		2005	2006	2007	2008	2009		Thereafter		Total
As of December 31, 2004:
Long–term debt (1) (2)	$–		$0.1	$0.1	$–	$–	$525.0		$550.0		$1,075.2
Weighted average effective interest rates			12.30%	6.50%			4.96	%(3)(4)	7.55%		6.24	%(3)(4)

Fixed to variable swaps (4)
Notional amount							$325.0				$325.0
Pay rate							4.60	%(5)			4.60	%(5)
Receive rate							6.25%				6.25%

As of December 31, 2003:
Long–term debt (1) (2)	$350.4		$–	$0.2	$–	$–	$–		$1,075.0		$1,425.6
Weighted average effective interest rates	7.21	%(3)		6.12%					6.16	%(3)	6.41	%(3)

(1)	Amounts do not include any unamortized discounts, deferred issuance costs or deferred gains on terminated interest rate swap agreements.

(2)	Fair market value of fixed rate long–term debt was $1,239.0 million at December 31, 2004 and $1,570.8 million at December 31, 2003.

(3)	Includes the effect of the amortization of deferred gains on terminated interest rate swap agreements.

(4)	Includes the fair market value of the interest rate swap agreement entered into in April 2004. The fair market value of the interest rate swap agreement was a $2.3 million liability at December 31, 2004.

(5)	Six–month LIBOR for the U.S. Dollar, reset semi–annually in January and July, plus 2.741%.

INTEREST RATE SWAP AGREEMENTS

     In April 2004, we entered into an interest rate swap agreement for a notional amount of $325.0 million associated with our 6.25% Notes due January 2009. Under this agreement we receive interest at a fixed rate of 6.25% and pay interest at a floating rate of six–month LIBOR plus a spread of 2.741%. The interest rate swap agreement has been designated and qualifies as a fair value hedging instrument. The interest rate swap agreement is fully effective, resulting in no gain or loss recorded in the consolidated statement of operations. We recorded the fair value of the interest rate swap agreement, which was a $2.3 million liability at December 31, 2004, based on quoted market prices for contracts with similar terms and maturity dates.

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

     During 2002, we terminated two interest rate swap agreements that had been entered into in prior years. These agreements had been designated and had qualified as fair value hedging instruments. Upon termination, we received proceeds of $4.8 million and $11.0 million. The deferred gain of $4.8 million was amortized as a reduction of interest expense over the remaining life of the underlying debt security, which matured in June 2004. The deferred gain of $11.0 million is being amortized as a reduction of interest expense over the remaining life of the underlying debt security, which matures in January 2009.

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

     At December 31, 2004, we had entered into several foreign currency forward contracts with notional amounts aggregating $78.0 million to hedge exposure to currency fluctuations in various foreign currencies, including the British Pound Sterling, the Norwegian Krone, the Euro and the Brazilian Real. These contracts are designated and qualify as fair value hedging instruments. Based on quoted market prices as of December 31, 2004 for contracts with similar terms and maturity dates, we recorded a loss of $0.4 million to adjust these foreign currency forward contracts to their fair market value. This loss offsets designated foreign exchange gains resulting from the underlying exposures and is included in selling, general and administrative expense in the consolidated statement of operations.

     At December 31, 2004, we had also entered into several foreign currency forward contracts with notional amounts aggregating $122.4 million to hedge exposure to currency fluctuations in various foreign currencies, including the British Pound Sterling and the Canadian Dollar. These exposures arise when local currency operating expenses are not in balance with local currency revenue collections. The funding of such imbalances is supported by short–term intercompany borrowing commitments that have definitive amounts and funding dates. All fundings are scheduled to take place on or before December 31, 2005. These foreign currency forward contracts were designated as cash flow hedging instruments and are fully effective. Based on quoted market prices as of December 31, 2004 for contracts with similar terms and maturity dates, we recorded a loss of $0.1 million to adjust these foreign currency forward contracts to their fair market value. The loss is recorded in other comprehensive income in the consolidated balance sheet.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a–15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our control environment is the foundation for our system of internal control and is embodied in our Business Code of Conduct, which sets the tone of our company and includes our Core Values of Integrity, Teamwork, Performance and Learning. Included in our system of internal control are written policies, an organizational structure providing division of responsibilities, the selection and training of qualified personnel and a program of financial and operations reviews by a professional staff of corporate auditors. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the underlying transactions, including the acquisition and disposition of assets; (ii) provide reasonable assurance that our assets are safeguarded and transactions are executed in accordance with management’s and our directors’ authorization and are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Our evaluation was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     Based on our evaluation under the framework in Internal Control – Integrated Framework, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2004. The conclusion of our principal executive officer and principal financial officer is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ CHAD C. DEATON	/s/ G. STEPHEN FINLEY	/s/ ALAN J. KEIFER
Chad C. Deaton	G. Stephen Finley	Alan J. Keifer
Chairman and	Senior Vice President –	Vice President and
Chief Executive Officer	Finance and Administration,	Controller
and Chief Financial Officer

Houston, Texas
February 24, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Baker Hughes Incorporated
Houston, Texas

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Baker Hughes Incorporated and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of December 31, 2004 and for the year then ended, and the financial statement schedule II; and our report dated February 24, 2005 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 24, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Baker Hughes Incorporated
Houston, Texas

     We have audited the accompanying consolidated balance sheets of Baker Hughes Incorporated and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule II, valuation and qualifying accounts. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Baker Hughes Incorporated and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As described in Note 1 to the consolidated financial statements: effective as of January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, which established new accounting and reporting standards for asset retirement obligations; and effective as of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, which established new accounting and reporting standards for the recording, amortization and impairment of goodwill and other intangibles.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 24, 2005

Baker Hughes Incorporated
Consolidated Statements of Operations
(In millions, except per share amounts)

	Year Ended December 31,
	2004	2003	2002

Revenues	$6,103.8	$5,252.4	$4,860.2

Costs and expenses:
Cost of revenues	4,367.4	3,820.9	3,490.1
Selling, general and administrative	915.4	827.0	807.7
Impairment of investment in affiliate	–	45.3	–
Reversal of restructuring charge	–	(1.1)	–

Total	5,282.8	4,692.1	4,297.8

Operating income	821.0	560.3	562.4
Equity in income (loss) of affiliates	36.3	(137.8)	(69.7)
Interest expense	(83.6)	(103.1)	(111.1)
Interest income	6.8	5.3	5.2

Income from continuing operations before income taxes	780.5	324.7	386.8
Income taxes	(252.3)	(146.8)	(159.0)

Income from continuing operations	528.2	177.9	227.8
Income (loss) from discontinued operations, net of tax	0.4	(43.4)	(16.4)

Income before cumulative effect of accounting change	528.6	134.5	211.4
Cumulative effect of accounting change, net of tax	–	(5.6)	(42.5)

Net income	$528.6	$128.9	$168.9

Basic earnings per share:
Income from continuing operations	$1.58	$0.53	$0.67
Income (loss) from discontinued operations	–	(0.13)	(0.05)
Cumulative effect of accounting change	–	(0.02)	(0.12)

Net income	$1.58	$0.38	$0.50

Diluted earnings per share:
Income from continuing operations	$1.57	$0.53	$0.67
Income (loss) from discontinued operations	0.01	(0.13)	(0.05)
Cumulative effect of accounting change	–	(0.02)	(0.12)

Net income	$1.58	$0.38	$0.50

See Notes to Consolidated Financial Statements

Baker Hughes Incorporated
Consolidated Balance Sheets
(In millions, except par value)

	December 31,
	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$319.0	$98.4
Accounts receivable – less allowance for doubtful accounts:
December 31, 2004, $50.5; December 31, 2003, $61.8	1,356.1	1,141.8
Inventories	1,035.2	1,013.4
Deferred income taxes	199.7	172.6
Other current assets	56.6	58.1
Assets of discontinued operations	–	48.7

Total current assets	2,966.6	2,533.0

Investments in affiliates	678.1	691.3
Property – less accumulated depreciation:
December 31, 2004, $2,382.9; December 31, 2003, $2,215.0	1,334.1	1,395.1
Goodwill	1,267.0	1,239.4
Intangible assets – less accumulated amortization:
December 31, 2004, $70.2; December 31, 2003, $55.8	155.1	163.4
Other assets	420.4	394.3

Total assets	$6,821.3	$6,416.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$454.3	$386.4
Short–term borrowings and current portion of long–term debt	76.0	351.4
Accrued employee compensation	368.8	277.8
Income taxes	104.8	41.6
Other accrued liabilities	231.6	237.7
Liabilities of discontinued operations	–	29.5

Total current liabilities	1,235.5	1,324.4

Long–term debt	1,086.3	1,133.0
Deferred income taxes and other tax liabilities	231.9	218.9
Pensions and postretirement benefit obligations	308.3	311.1
Other liabilities	63.9	78.7
Commitments and contingencies
Stockholders’ equity:
Common stock, one dollar par value (shares authorized – 750.0; outstanding – 336.6 at December 31, 2004 and 332.0 at December 31, 2003)	336.6	332.0
Capital in excess of par value	3,127.8	2,998.6
Retained earnings	545.9	170.9
Accumulated other comprehensive loss	(109.8)	(151.1)
Unearned compensation	(5.1)	–

Total stockholders’ equity	3,895.4	3,350.4

Total liabilities and stockholders’ equity	$6,821.3	$6,416.5

See Notes to Consolidated Financial Statements

Baker Hughes Incorporated
Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)

		Capital		Accumulated
		in Excess		Other
	Common	of	Retained	Comprehensive	Unearned
	Stock	Par Value	Earnings	Loss	Compensation	Total

Balance, December 31, 2001	$336.0	$3,119.3	$182.3	$(309.8)	$–	$3,327.8
Comprehensive income:
Net income			168.9
Foreign currency translation adjustments:
Reclassifications included in net income due to sale of business				20.0
Translation adjustments, net of tax of $(0.2)				74.5
Change in minimum pension liability, net of tax of $15.7				(31.2)
Total comprehensive income						232.2
Cash dividends ($0.46 per share)			(154.9)			(154.9)
Stock issued pursuant to employee stock plans	1.6	39.6				41.2
Repurchase and retirement of common stock	(1.8)	(47.3)				(49.1)

Balance, December 31, 2002	335.8	3,111.6	196.3	(246.5)	–	3,397.2
Comprehensive income:
Net income			128.9
Foreign currency translation adjustments:
Reclassifications included in net income due to sale of business				17.7
Translation adjustments, net of tax of $0.3				95.6
Change in minimum pension liability, net of tax of $5.3				(17.9)
Total comprehensive income						224.3
Cash dividends ($0.46 per share)			(154.3)			(154.3)
Stock issued pursuant to employee stock plans	2.5	62.1				64.6
Repurchase and retirement of common stock	(6.3)	(175.1)				(181.4)

Balance, December 31, 2003	332.0	2,998.6	170.9	(151.1)	–	3,350.4
Comprehensive income:
Net income			528.6
Foreign currency translation adjustments:
Reclassifications included in net income due to sale of business				6.6
Translation adjustments, net of tax of $2.3				30.8
Change in minimum pension liability, net of tax of $(1.8)				4.0
Loss on derivative instruments, net of tax of $0.01				(0.1)
Total comprehensive income						569.9
Cash dividends ($0.46 per share)			(153.6)			(153.6)
Issuance of restricted stock	0.2	6.7			(6.9)	–
Amortization of unearned compensation, net of tax of $1.0					1.8	1.8
Stock issued pursuant to employee stock plans	4.4	122.5				126.9

Balance, December 31, 2004	$336.6	$3,127.8	$545.9	$(109.8)	$(5.1)	$3,895.4

See Notes to Consolidated Financial Statements

Baker Hughes Incorporated
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Income from continuing operations	$528.2	$177.9	$227.8
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	371.8	347.5	319.6
Amortization of deferred gains on derivatives	(7.9)	(6.7)	(1.3)
Amortization of unearned compensation	1.8	–	–
Acquired in–process research and development	1.8	–	–
Provision (benefit) for deferred income taxes	48.4	(20.1)	(20.4)
Gain on disposal of assets	(37.8)	(30.2)	(45.8)
Impairment of investment in affiliate	–	45.3	–
Equity in (income) loss of affiliates	(36.3)	137.8	69.7
Change in accounts receivable	(175.3)	(13.9)	86.4
Change in inventories	(4.5)	20.9	15.4
Change in accounts payable	49.2	16.0	(56.8)
Change in accrued employee compensation and other accrued liabilities	141.4	0.5	(49.4)
Change in pensions and postretirement benefit obligations and other liabilities	(30.4)	(23.0)	18.0
Change in other assets and liabilities	(66.8)	(0.4)	56.9

Net cash flows from continuing operations	783.6	651.6	620.1
Net cash flows from discontinued operations	0.1	4.5	86.3

Net cash flows from operating activities	783.7	656.1	706.4

Cash flows from investing activities:
Expenditures for capital assets	(348.3)	(404.3)	(355.9)
Acquisition of businesses, net of cash acquired	(6.6)	(9.5)	(39.7)
Investments in affiliates	(7.1)	(38.1)	(16.5)
Proceeds from sale of business and interest in affiliate	58.7	24.0	54.0
Proceeds from disposal of assets	106.9	66.8	77.7

Net cash flows from continuing operations	(196.4)	(361.1)	(280.4)
Net cash flows from discontinued operations	(0.4)	(1.1)	(2.7)

Net cash flows from investing activities	(196.8)	(362.2)	(283.1)

Cash flows from financing activities:
Net borrowings (repayments) of commercial paper and other short–term debt	35.5	11.2	(162.4)
Repayment of indebtedness	(350.0)	(100.0)	–
Proceeds from termination of interest rate swap agreements	–	26.9	15.8
Proceeds from issuance of common stock	115.9	61.8	38.3
Repurchase of common stock	–	(181.4)	(49.1)
Dividends	(153.6)	(154.3)	(154.9)

Net cash flows from financing activities	(352.2)	(335.8)	(312.3)

Effect of foreign exchange rate changes on cash	(14.1)	(3.6)	(5.8)

Increase (decrease) in cash and cash equivalents	220.6	(45.5)	105.2
Cash and cash equivalents, beginning of year	98.4	143.9	38.7

Cash and cash equivalents, end of year	$319.0	$98.4	$143.9

Income taxes paid	$143.2	$188.5	$128.7
Interest paid	$97.5	$116.2	$111.8

See Notes to Consolidated Financial Statements

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

     Baker Hughes Incorporated (“Baker Hughes”) is engaged in the oilfield services industry. Baker Hughes is a major supplier of wellbore–related products and technology services and systems to the worldwide oil and natural gas industry and provides products and services for drilling, formation evaluation, completion and production of oil and natural gas wells.

Basis of Presentation

     The consolidated financial statements include the accounts of Baker Hughes and all majority owned subsidiaries (“we,” “our” or “us”). Investments over which we have the ability to exercise significant influence over operating and financial policies, but do not hold a controlling interest, are accounted for using the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation. In the Notes to Consolidated Financial Statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. While we believe that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates. Estimates are used for, but are not limited to, determining the following: allowance for doubtful accounts and inventory valuation reserves, recoverability of long–lived assets, useful lives used in depreciation and amortization, income taxes and related valuation allowances, and insurance, environmental, legal and pensions and postretirement benefit obligations.

Revenue Recognition

     Our products and services are generally sold based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other significant post–delivery obligations. Our products are produced in a standard manufacturing operation, even if produced to our customer’s specifications, and are sold in the ordinary course of business through our regular marketing channels. We recognize revenue for these products upon delivery, when title passes and when collectibility is reasonably assured. Provisions for estimated warranty returns or similar types of items are made at the time the related revenue is recognized. Revenue for services is recognized as the services are rendered and when collectibility is reasonably assured. Rates for services are typically priced on a per day, per meter, per man hour or similar basis.

Cash Equivalents

     We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first–in, first–out (“FIFO”) method or the average cost method, which approximates FIFO, and includes the cost of materials, labor and manufacturing overhead.

Property and Depreciation

     Property is stated at cost less accumulated depreciation, which is generally provided by using the straight–line method over the estimated useful lives of the individual assets. We manufacture a substantial portion of our rental tools and equipment and the cost of these items, which includes direct and indirect manufacturing costs, are capitalized and carried in inventory until the tool is completed. Once the tool has been completed, the cost of the tool is reflected in capital expenditures and the tool is classified as rental tools and equipment in property. Significant improvements and betterments are capitalized if they extend the useful life of the asset.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

     We had an interest in an oil producing property in West Africa that was sold effective January 2003 and is classified as a discontinued operation. We used the full–cost method of accounting for this property. Under this method, we capitalized all acquisition, exploration and development costs incurred for the purpose of finding oil reserves. In accordance with full cost accounting rules, we performed ceiling tests on the carrying value of our oil properties. During 2002, there was no ceiling test charge recorded. Depreciation, depletion and amortization of oil properties were computed using the unit–of–production method based upon production and estimates of proved reserves and totaled $16.6 million in 2002. No costs were excluded from the full cost amortization pool. At December 31, 2002, our only cost center related to these properties was in West Africa.

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

Impairment of Long–Lived Assets

     We review property, intangible assets and certain other assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flows analysis, with the carrying value of the related assets.

     We perform an annual impairment test of goodwill as of October 1, or more frequently if circumstances indicate that impairment may exist. Investments in affiliates are also reviewed for impairment whenever events or changes in circumstances indicate that impairment may exist. The determination of impairment is made by comparing the carrying amount with its fair value, which is calculated using a combination of a market capitalization and discounted cash flows approach.

Income Taxes

     We use the liability method for determining our income taxes, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

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

     We intend to indefinitely reinvest certain earnings of our foreign subsidiaries in operations outside the U.S., and accordingly, we have not provided for U.S. income taxes on such earnings. We do provide for the U.S. and additional non–U.S. taxes on earnings anticipated to be repatriated from our non–U.S. subsidiaries.

     We operate in more than 90 countries under many legal forms. As a result, we are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among these governments. Our operations in these different jurisdictions are taxed on various bases: actual income before taxes, deemed profits (which are generally determined using a percentage of revenues rather than profits) and withholding taxes based on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that we provide during any given year.

     Our tax filings for various periods are subjected to audit by tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the authorities or potentially through the courts. We believe that these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. We have received tax assessments from various taxing authorities and are currently at varying stages of appeals and/or litigation regarding these matters.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

We have provided for the amounts we believe will ultimately result from these proceedings. We believe we have substantial defenses to the questions being raised and will pursue all legal remedies should an unfavorable outcome result. However, resolution of these matters involves uncertainties and there are no assurances that the outcomes will be favorable.

Product Warranties

     We sell certain products with a product warranty that provides that customers can return a defective product during a specified warranty period following the purchase in exchange for a replacement product, repair at no cost to the customer or the issuance of a credit to the customer. We accrue amounts for estimated warranty claims based upon current and historical product sales data, warranty costs incurred and any other related information known to us.

Environmental Matters

     Remediation costs are accrued based on estimates of probable environmental exposure using currently available facts, existing environmental permits, technology and presently enacted laws and regulations. For sites where we are primarily responsible for the remediation, our cost estimates are developed based on internal evaluations and are not discounted. Such accruals are recorded when it is probable that we will be obligated to pay amounts for environmental site evaluation, remediation or related activities, and such amounts can be reasonably estimated. If the obligation can only be estimated within a range, we accrue the minimum amount in the range. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. As additional or more accurate information becomes available, we adjust such accruals to reflect current cost estimates. Ongoing environmental compliance costs, such as obtaining environmental permits, installation of pollution control equipment and waste disposal, are expensed as incurred. Where we have been identified as a potentially responsible party in a United States federal or state “Superfund” site, we accrue our share of the estimated remediation costs of the site. This share is based on the ratio of the estimated volume of waste we contributed to the site to the total volume of waste disposed at the site.

Foreign Currency

     The majority of our significant foreign subsidiaries have designated the local currency as their functional currency and, as such, gains and losses resulting from balance sheet translation of foreign operations are included as a separate component of accumulated other comprehensive loss within stockholders’ equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in selling, general and administrative (“SG&A”) expense in the consolidated statements of operations as incurred. For those foreign subsidiaries that have designated the U.S. Dollar as the functional currency, gains and losses resulting from balance sheet translation of foreign operations are also included in SG&A expense in the consolidated statements of operations as incurred. We recorded net foreign currency transaction and translation gains (losses) of $4.0 million, $1.5 million and $(16.8) million in 2004, 2003 and 2002, respectively.

Derivative Financial Instruments

     We monitor our exposure to various business risks including commodity price, foreign currency exchange rate and interest rate risks and occasionally use derivative financial instruments to manage the impact of certain of these risks. Our policies do not permit the use of derivative financial instruments for speculative purposes. We use foreign currency forward contracts to hedge certain firm commitments and transactions denominated in foreign currencies. We use interest rate swaps to manage interest rate risk.

     At the inception of any new derivative, we designate the derivative as a cash flow hedge or fair value hedge. We document all relationships between the hedging instruments and the hedged items, as well as our risk management objectives and strategy for undertaking various hedge transactions. We assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item at both the inception of the hedge and on an ongoing basis.

Stock–Based Compensation

     As allowed under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock–Based Compensation, we have elected to account for our stock–based compensation using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees. Under this method, compensation expense is to be recognized for the difference between the quoted market price of the stock at the measurement date less the amount, if any, the employee is required to pay for the stock. Our reported net income does not include any compensation expense associated with stock option awards because the exercise prices of our stock option awards equal the market prices of the underlying stock when granted. Our reported net income does include compensation expense associated with restricted stock awards.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

     If we had recognized compensation expense as if the fair value based method had been applied to all awards as provided for under SFAS No. 123, our pro forma net income, earnings per share (“EPS”) and stock–based compensation cost would have been as follows for the years ended December 31:

	2004	2003	2002

Net income, as reported	$528.6	$128.9	$168.9
Add: Stock–based compensation for restricted stock awards included in reported net income, net of tax	1.6	1.9	2.1
Deduct: Stock–based compensation determined under the fair value method, net of tax	(23.1)	(23.1)	(23.3)

Pro forma net income	$507.1	$107.7	$147.7

Basic EPS
As reported	$1.58	$0.38	$0.50
Pro forma	1.52	0.32	0.44
Diluted EPS
As reported	$1.58	$0.38	$0.50
Pro forma	1.51	0.32	0.44

     These pro forma calculations may not be indicative of future amounts since additional awards in future years are anticipated.

     Under SFAS No. 123, the fair value of stock–based awards is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Our calculations were made using the Black–Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

	Assumptions
			Risk–Free	Expected
	Dividend	Expected	Interest	Life
	Yield	Volatility	Rate	(in years)

2004	1.3%	39.9%	2.8%	3.5
2003	1.6%	45.0%	2.5%	3.8
2002	1.4%	45.0%	3.5%	3.8

     The weighted average fair values of options granted in 2004, 2003 and 2002 were $11.16, $10.25 and $10.24 per share, respectively.

New Accounting Standards

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. An entity is subject to the consolidation rules of FIN 46 and is referred to as a variable interest entity (“VIE”) if the entity’s equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its operations without additional financial support. In December 2003, the FASB issued modifications to FIN 46 (“FIN 46R”), resulting in multiple effective dates based on the nature as well as the creation date of a VIE. The adoption of FIN 46 and FIN 46R in 2004 had no impact on our consolidated financial statements.

     In May 2004, the FASB issued FASB Staff Position No. 106–2 (“FSP 106–2”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that sponsor postretirement health care plans that provide prescription drug benefits. We adopted the provisions of FSP 106–2 in the third quarter of 2004, resulting in a reduction in our accumulated postretirement benefit obligation of $18.8 million. We recognized a reduction in our net periodic postretirement benefit costs of $2.0 million for 2004 as a result of the adoption of FSP 106–2.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an Amendment of ARB No. 43, Chapter 4, which amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that these items be recognized as current period charges. In addition, SFAS No. 151 requires

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 151 and will adopt SFAS No. 151 on January 1, 2006.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29, to address the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring after June 30, 2005. We will adopt SFAS No. 153 on July 1, 2005.

     In December 2004, the FASB revised SFAS No. 123, Share–Based Payment (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant–date fair value of the award. That cost will be recognized over the period in which an employee is required to provide service in exchange for the award. SFAS No. 123R also requires a public entity to initially measure the cost of employee services rendered in exchange for an award of liability instruments at its current fair value. The fair value of that award is to be remeasured subsequently at each reporting date through the settlement date. Changes in the fair value during the required service period are to be recognized as compensation cost over that period. We are currently in the process of evaluating different option pricing models and the impact of SFAS No. 123R on our consolidated financial statements. We will adopt SFAS No. 123R on July 1, 2005.

     In December 2004, the FASB issued FASB Staff Position No. 109–1 (“FSP 109–1”), Application of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which provides guidance on the recently enacted American Jobs Creation Act of 2004 (the “Act”). The Act provides a tax deduction for income from qualified domestic production activities. FSP 109–1 provides for the treatment of the deduction as a special deduction as described in SFAS No. 109. As such, the deduction will have no effect on existing deferred tax assets and liabilities. The impact of the deduction is to be reported in the period in which the deduction is claimed on our U.S. tax return. We do not expect that this deduction will have a material impact on our effective tax rate in future years. FSP 109–1 is effective prospectively as of January 1, 2005.

     In December 2004, the FASB issued FASB Staff Position No. 109–2 (“FSP 109–2”), Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Act on a company’s income tax expense and deferred tax liability. FSP 109–2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We have not yet decided on whether, and to what extent, we might elect to repatriate foreign earnings under the provisions in the Act. Any such repatriation under the Act must occur by December 31, 2005. Accordingly, our consolidated financial statements do not reflect a provision for taxes related to this election. The maximum amount we could elect to repatriate is $500 million as prescribed in the Act. Our evaluation of the effect if the election is made is expected to be completed by the end of the second quarter of 2005.

Reclassifications

     Certain reclassifications, including reclassifications for deferred income taxes and other tax liabilities, have been made to the prior years’ consolidated financial statements to conform with the current year presentation.

NOTE 2. DISCONTINUED OPERATIONS

     In September 2004, we completed the sale of Baker Hughes Mining Tools (“BHMT”), a product line group within the Oilfield segment that manufactured rotary drill bits used in the mining industry, for $31.5 million. We recorded a gain on the sale of $0.2 million, net of tax of $3.6 million, which consisted of a gain on the disposal of $6.8 million offset by a loss of $6.6 million related to the recognition of the cumulative foreign currency translation adjustments into earnings.

     In October 2003, we signed a definitive agreement for the sale of BIRD Machine (“BIRD”), the remaining division of the former Process segment, and recorded charges totaling $37.4 million, net of tax of $10.9 million, which consisted of a loss of $13.5 million on the write–down of BIRD to fair value, $6.2 million of severance and warranty accruals and a loss of $17.7 million related to the

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

recognition of cumulative foreign currency translation adjustments into earnings. In January 2004, we completed the sale of BIRD and recorded an additional loss on the sale of $0.5 million with no tax benefit. We received $5.6 million in proceeds, which were subject to post–closing adjustments to the purchase price, and retained certain accounts receivable, inventories and other assets. During the second quarter of 2004, we made a net payment of $6.8 million to the buyer in settlement of the final purchase price adjustments. The adjustments were the result of changes in the value of assets sold to and liabilities assumed by the buyer between the date the initial sales price was negotiated and the closing of the sale.

     In December 2002, we entered into exclusive negotiations for the sale of our interest in our oil producing operations in West Africa for $32.0 million in proceeds. The transaction was effective as of January 1, 2003, and resulted in a gain on the sale of $4.1 million, net of a tax benefit of $0.2 million. We received $10.0 million as a deposit in 2002 and the remaining $22.0 million in April 2003.

     In November 2002, we sold EIMCO Process Equipment (“EIMCO”), a division of the former Process segment, and recorded a loss on the disposal of $22.3 million, net of tax of $1.2 million, which consisted of a loss of $2.3 million on the write–down to fair value and a loss of $20.0 million related to the recognition of cumulative foreign currency translation adjustments into earnings. We received total proceeds of $48.9 million, of which $4.9 million was held in escrow pending completion of final adjustments to the purchase price. In 2003, all purchase price adjustments were completed, resulting in the release of the escrow balance, of which we received $2.0 million and $2.9 million was returned to the buyer. In 2003, we also recorded an additional loss on the sale due to purchase price adjustments of $2.5 million, net of tax of $1.3 million.

     We have reclassified the consolidated financial statements for all prior periods presented to reflect these operations as discontinued. Summarized financial information from discontinued operations is as follows for the years ended December 31:

	2004	2003	2002

Revenues:
BHMT	$29.4	$40.4	$41.5
BIRD	1.6	94.2	118.7
Oil producing operations	–	4.2	49.1
EIMCO	–	–	138.0

Total	$31.0	$138.8	$347.3

Income (loss) before income taxes:
BHMT	$1.1	$3.5	$2.8
BIRD	(0.2)	(16.9)	(9.1)
Oil producing operations	–	1.8	19.7
EIMCO	–	–	(1.5)

Total	0.9	(11.6)	11.9

Income taxes:
BHMT	(0.3)	(1.3)	(1.0)
BIRD	0.1	6.0	3.2
Oil producing operations	–	(0.7)	(8.7)
EIMCO	–	–	0.5

Total	(0.2)	4.0	(6.0)

Income (loss) before gain (loss) on disposal:
BHMT	0.8	2.2	1.8
BIRD	(0.1)	(10.9)	(5.9)
Oil producing operations	–	1.1	11.0
EIMCO	–	–	(1.0)

Total	0.7	(7.6)	5.9

Gain (loss) on disposal, net of tax:
BHMT	0.2	–	–
BIRD	(0.5)	(37.4)	–
Oil producing operations	–	4.1	–
EIMCO	–	(2.5)	(22.3)

Total	(0.3)	(35.8)	(22.3)

Income (loss) from discontinued operations	$0.4	$(43.4)	$(16.4)

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

     Assets and liabilities of discontinued operations are as follows for the year ended December 31:

2003

Accounts receivable, net	$13.4
Inventories	21.4
Other current assets	0.9
Property, net	13.0

Assets of discontinued operations	$48.7

Accounts payable	$13.2
Accrued employee compensation	6.6
Other accrued liabilities	8.0
Other liabilities	1.7

Liabilities of discontinued operations	$29.5

NOTE 3. ACQUISITIONS

     In 2002, we entered into a venture, Luna Energy, L.L.C. (“Luna”), in which we had a 40% interest and that we accounted for using the equity method of accounting. In December 2004, we acquired the remaining 60% interest in Luna for $1.0 million in cash. We now are required to consolidate Luna’s accounts and have discontinued using the equity method of accounting for Luna. As a result of the acquisition, we have recorded approximately $19.0 million of goodwill and $5.5 million of intangible assets. We also assigned $1.8 million to in–process research and development that was written off at the date of acquisition. This write–off is included in research and development expenses, which are included in cost of revenues in the consolidated statement of operations. The purchase price was allocated based on the fair value of the assets acquired and liabilities assumed of Luna. The fair values were determined using a discounted cash flows approach. We were assisted in the valuation of Luna by a third party. Pro forma results of operations have not been presented because the effect of this acquisition was not material to our consolidated financial statements.

     In 2003, we made two acquisitions having an aggregate purchase price of $16.9 million, of which $9.5 million was paid in cash. As a result of these acquisitions, we recorded approximately $3.9 million of goodwill and $9.6 million of intangible assets. The purchase price was allocated based on the fair value of the assets acquired and liabilities assumed in each of these acquisitions. Pro forma results of operations have not been presented because the effects of these acquisitions were not material to our consolidated financial statements on either an individual or aggregate basis.

     In 2002, we made three acquisitions having an aggregate cash purchase price of $39.7 million, net of cash acquired. As a result of these acquisitions, we recorded approximately $28.4 million of goodwill. The purchase prices were allocated based on the fair values of the assets acquired and liabilities assumed. Pro forma results of operations have not been presented because the effects of these acquisitions were not material to our consolidated financial statements on either an individual or aggregate basis.

NOTE 4. REVERSAL OF RESTRUCTURING CHARGE

     In 2000, our Board of Directors approved a plan to substantially exit the oil and natural gas exploration business and recorded a restructuring charge of $29.5 million. Included in the restructuring charge was $1.1 million for a contractual obligation related to an oil and natural gas property in Angola. The property was sold in 2003 and we reversed the liability related to this contractual obligation.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

NOTE 5. INCOME TAXES

     The provision for income taxes on income from continuing operations is comprised of the following for the years ended December 31:

	2004	2003	2002

Current:
United States	$53.4	$2.8	$7.3
Foreign	150.5	164.1	172.1

Total current	203.9	166.9	179.4

Deferred:
United States	45.4	(38.1)	19.5
Foreign	3.0	18.0	(39.9)

Total deferred	48.4	(20.1)	(20.4)

Provision for income taxes	$252.3	$146.8	$159.0

     The geographic sources of income from continuing operations before income taxes are as follows for the years ended December 31:

	2004	2003	2002

United States	$218.5	$(134.1)	$53.3
Foreign	562.0	458.8	333.5

Income from continuing operations before income taxes	$780.5	$324.7	$386.8

     Tax benefits of $12.5 million, $1.5 million and $1.4 million associated with the exercise of employee stock options were allocated to equity and recorded in capital in excess of par value in the years ended December 31, 2004, 2003 and 2002, respectively.

     The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to income from continuing operations before income taxes for the reasons set forth below for the years ended December 31:

	2004	2003	2002

Statutory income tax at 35%	$273.2	$113.6	$135.4
Effect of WesternGeco operations	1.8	36.3	40.2
Effect of foreign operations	(28.3)	(5.8)	(14.4)
Net tax charge related to foreign losses	4.0	4.9	10.0
State income taxes – net of U.S. tax benefit	3.4	4.0	2.7
IRS audit agreement and refund claims	–	(3.3)	(14.4)
Other – net	(1.8)	(2.9)	(0.5)

Provision for income taxes	$252.3	$146.8	$159.0

     During 2004, we recognized an incremental effect of $1.8 million of additional taxes attributable to our portion of the operations of WesternGeco, primarily as a result of increased income in the U.S. During 2003, we recognized an incremental effect of $36.3 million of additional taxes related to our investment in WesternGeco. Of this amount, $15.9 million related to the reduction in the carrying value of our equity investment in WesternGeco, for which there was no tax benefit. The remaining $20.4 million arose from operations of the venture due to: (i) the venture being taxed in certain foreign jurisdictions based on a deemed profit basis, which is a percentage of revenues rather than profits, and (ii) unbenefitted foreign losses of the venture, which are operating losses and impairment and restructuring charges in certain foreign jurisdictions where there was no current tax benefit and where a deferred tax asset was not recorded due to the uncertainty of realization. In 2002, the amount of additional taxes resulting from operations of the venture was $40.2 million.

     In 2003, we recognized a $3.3 million benefit as the result of refund claims filed in the U.S. In 2002, a $14.4 million benefit was recognized as the result of the settlement of an Internal Revenue Service examination related to our September 30, 1996 through September 30, 1998 tax years.

     We have received tax assessments from various taxing authorities and are currently at varying stages of appeals and /or litigation regarding these matters. We have provided for the amounts we believe will ultimately result from these proceedings. We believe we have substantial defenses to the questions being raised and will pursue all legal remedies should an unfavorable outcome result. While

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

we have provided for the taxes that we believe will ultimately be payable as a result of these assessments, the aggregate assessments are approximately $34.0 million in excess of the taxes provided for in our consolidated financial statements.

     In addition to the aforementioned assessments that have been received from various taxing authorities, we provide for taxes in certain situations where assessments have not been received. In those situations, we consider it probable that the taxes ultimately payable will exceed those amounts reflected in filed tax returns; accordingly, taxes are provided in those situations under the guidance in SFAS No. 5, Accounting for Contingencies, and are included in both income taxes in current liabilities and in deferred income taxes and other tax liabilities in the consolidated balance sheets.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. The tax effects of our temporary differences and carryforwards are as follows at December 31:

	2004	2003

Deferred tax assets:
Receivables	$9.7	$15.4
Inventory	110.6	122.8
Employee benefits	25.0	27.3
Other accrued expenses	26.5	45.1
Operating loss carryforwards	49.1	77.3
Tax credit carryforwards	76.9	79.8
Capitalized research and development costs	74.1	87.8
Other	47.1	17.9

Subtotal	419.0	473.4
Valuation allowances	(36.7)	(54.1)

Total	382.3	419.3

Deferred tax liabilities:
Property	–	40.1
Goodwill	105.4	89.9
Undistributed earnings of foreign subsidiaries	34.7	19.6
Other	20.1	18.6

Total	160.2	168.2

Net deferred tax asset	$222.1	$251.1

     We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We have provided a valuation allowance for operating loss carryforwards in certain non–U.S. jurisdictions where our operations have decreased, currently ceased or we have withdrawn entirely.

     Provision has been made for U.S. and additional foreign taxes for the anticipated repatriation of certain earnings of our foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries above the amount already provided to be indefinitely reinvested, as we have no intention to repatriate these earnings. These additional foreign earnings could become subject to additional tax if remitted, or deemed remitted, as a dividend; however, it is not practicable to estimate the additional amount of taxes payable.

     At December 31, 2004, we had approximately $22.2 million of foreign tax credits and $35.1 million of general business credits available to offset future payments of federal income taxes, expiring in varying amounts between 2010 and 2025. Our $19.6 million alternative minimum tax credits may be carried forward indefinitely under current U.S. law. The operating loss carryforwards without a valuation allowance will expire in varying amounts over the next twenty years.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

NOTE 6. EARNINGS PER SHARE

     A reconciliation of the number of shares used for the basic and diluted EPS computations is as follows for the years ended December 31:

	2004	2003	2002

Weighted average common shares outstanding for basic EPS	333.8	334.9	336.8
Effect of dilutive securities – stock plans	1.8	1.0	1.1

Adjusted weighted average common shares outstanding for diluted EPS	335.6	335.9	337.9

Future potentially dilutive shares excluded from diluted EPS:
Options with an exercise price greater than average market price for the period	4.6	6.8	5.0

NOTE 7. INVENTORIES

     Inventories are comprised of the following at December 31:

	2004	2003

Finished goods	$869.5	$858.3
Work in process	107.6	98.1
Raw materials	58.1	57.0

Total	$1,035.2	$1,013.4

NOTE 8. INVESTMENTS IN AFFILIATES

     We have investments in affiliates that are accounted for using the equity method of accounting. The most significant of these affiliates is WesternGeco, a seismic venture in which we own 30% and Schlumberger Limited (“Schlumberger”) owns 70%.

     In conjunction with the formation of WesternGeco in November 2000, we entered into an agreement with Schlumberger whereby a cash true–up payment will be made by either of the parties based on a formula comparing the ratio of the net present value of sales revenue from each party’s contributed multiclient seismic data libraries during the four–year period ending November 30, 2004 and the ratio of the net book value of those libraries as of November 30, 2000. The maximum payment that either party will be required to make as a result of this adjustment is $100.0 million. We currently estimate that Schlumberger will make a payment to us in the range of $9.0 million to $11.5 million, pending final determination of the adjustment. When received, this payment will be recorded as a reduction to the carrying value of our investment in WesternGeco. This payment will be taxable when paid and the tax effect will be recorded as current income tax expense. In November 2000, we also entered into an agreement with WesternGeco whereby WesternGeco subleased a facility from us for a period of ten years at then current market rates. During 2004, 2003 and 2002, we received payments of $5.5 million, $5.0 million and $5.5 million, respectively, from WesternGeco related to this lease.

     On or after December 1, 2005, either party to the WesternGeco Master Formation Agreement may offer to sell their entire interest in the venture to the other party at a cash purchase price per percentage interest specified in an offer notice. If the offer to sell is not accepted, the offering party will be obligated to purchase the entire interest of the other party at the same price per percentage interest as the price specified in the offer notice.

     Included in the caption “Equity in income (loss) of affiliates” in our consolidated statement of operations for 2003 is $135.7 million for our share of $452.0 million of certain impairment and restructuring charges taken by WesternGeco in 2003. The charges related to the impairment of WesternGeco’s multiclient seismic library and rationalization of WesternGeco’s marine seismic fleet. In addition, as a result of the continued weakness in the seismic industry, we evaluated the value of our investment in WesternGeco and recorded an impairment loss of $45.3 million in 2003 to write–down the investment to its fair value. The fair value was determined using a combination of a market capitalization and discounted cash flows approach. We were assisted in the determination of the fair value by a third party. Included in the caption “Equity in income (loss) of affiliates” for 2002 is $90.2 million for our share of a $300.7 million restructuring charge related to WesternGeco’s impairment of assets, reductions in workforce, closing certain operations and reducing its marine seismic fleet.

     In February 2004, we completed the sale of our minority interest in Petreco International, a venture we entered into in 2001, for $35.8 million, of which $7.4 million is held in escrow pending the outcome of potential indemnification obligations pursuant to the

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

sales agreement. A portion of the escrow will be released in May 2005, with the remainder released in February 2006. We recognized a gain on the sale of $1.3 million, net of tax of $1.5 million.

     During 2003, we invested $30.1 million for a 50% interest in the QuantX Wellbore Instrumentation venture (“QuantX”) with Expro International (“Expro”). The venture is engaged in the permanent in–well monitoring market and was formed by combining Expro’s permanent monitoring business with one of our product lines. We account for our ownership in QuantX using the equity method of accounting.

     Summarized unaudited combined financial information for the affiliates, in which we account for our interests using the equity method of accounting, is as follows as of December 31:

	2004	2003

Combined operating results:
Revenues	$1,313.8	$1,349.3
Operating income (loss)	131.9	(457.9)
Net income (loss)	124.9	(478.1)

Combined financial position:
Current assets	$755.2	$695.9
Noncurrent assets	1,162.8	1,345.2

Total assets	$1,918.0	$2,041.1

Current liabilities	$423.6	$556.6
Noncurrent liabilities	101.2	179.5
Stockholders’ equity	1,393.2	1,305.0

Total liabilities and stockholders’ equity	$1,918.0	$2,041.1

     At December 31, 2004 and 2003, net accounts (payable) receivable from unconsolidated affiliates totaled $(1.1) million and $0.7 million, respectively. As of December 31, 2004 and 2003, the excess of our investment over our equity in affiliates was $268.9 million and $298.2 million, respectively.

NOTE 9. PROPERTY

     Property is comprised of the following at December 31:

	Depreciation
	Period	2004	2003

Land		$40.8	$39.7
Buildings and improvements	5 – 40 years	618.1	604.4
Machinery and equipment	2 – 15 years	1,960.6	1,915.0
Rental tools and equipment	1 – 10 years	1,097.5	1,051.0

Total property		3,717.0	3,610.1
Accumulated depreciation		(2,382.9)	(2,215.0)

Property – net		$1,334.1	$1,395.1

NOTE 10. GOODWILL AND INTANGIBLE ASSETS

     On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required us to cease amortizing goodwill and to perform a transitional impairment test of goodwill in each of our reporting units as of January 1, 2002. Our reporting units were based on our organizational and reporting structure. Corporate and other assets and liabilities were allocated to the reporting units to the extent that they related to the operations of those reporting units. We were assisted in the determination of the fair value of the reporting units by a third party. We used a combination of a market capitalization and discounted cash flows approach to estimate the fair values of the reporting units and determined that the goodwill in both the EIMCO and BIRD operating divisions of our former Process segment was impaired. Accordingly, we recorded transitional impairment losses of $42.5 million, net of taxes of $20.4 million, in the first quarter of 2002 as the cumulative effect of accounting change in our consolidated statement of operations.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

     SFAS No. 142 also requires us to perform an annual impairment test of goodwill. We perform this test as of October 1. There were no impairments in 2004 or 2003 at our reporting units related to the annual impairment test.

     The adoption of SFAS No. 142 also required us to re–evaluate the remaining useful lives of our intangible assets to determine whether the remaining useful lives were appropriate. We also re–evaluated the amortization methods of our intangible assets to determine whether the amortization reflects the pattern in which the economic benefits of the intangible assets are consumed. In performing these evaluations, we reduced the remaining life of one of our marketing related intangibles and changed the method of amortization of one of our technology based intangibles.

     The changes in the carrying amount of goodwill, all of which is in the Oilfield segment, are as follows:

Balance as of December 31, 2002	$1,226.6
Goodwill acquired during the period	3.9
Translation adjustments and other	8.9

Balance as of December 31, 2003	1,239.4
Goodwill acquired during the period	24.6
Translation adjustments and other	3.0

Balance as of December 31, 2004	$1,267.0

     Intangible assets are comprised of the following at December 31:

	2004			2003
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Technology based	$190.2	$(58.8)	$131.4	$183.5	$(46.8)	$136.7
Contract based	11.0	(4.8)	6.2	11.2	(2.9)	8.3
Marketing related	6.1	(5.6)	0.5	5.7	(5.0)	0.7
Customer based	0.6	(0.2)	0.4	0.6	(0.1)	0.5
Other	1.2	(0.8)	0.4	2.0	(1.0)	1.0

Total amortizable intangible assets	209.1	(70.2)	138.9	203.0	(55.8)	147.2
Marketing related intangible asset with an indefinite useful life	16.2	–	16.2	16.2	–	16.2

Total	$225.3	$(70.2)	$155.1	$219.2	$(55.8)	$163.4

     Intangible assets are amortized either on a straight–line basis with estimated useful lives ranging from 1 to 20 years, or on a basis that reflects the pattern in which the economic benefits of the intangible assets are consumed, which range from 15 to 30 years.

     In 2003, a joint venture that we had been accounting for using the equity method of accounting was dissolved by mutual agreement between the venture partner and us. Included in the carrying value of our investment in this joint venture was $21.2 million of goodwill resulting from prior purchase accounting. We reclassified this equity method goodwill to contract based, technology based and marketing related intangibles as we received the rights to market certain products previously held by the joint venture upon the dissolution of the joint venture.

     Amortization expense included in net income for the years ended December 31, 2004, 2003 and 2002 was $14.9 million, $13.5 million and $10.9 million, respectively. Estimated amortization expense for each of the subsequent five fiscal years is expected to be within the range of $12.5 million to $16.2 million.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

NOTE 11. INDEBTEDNESS

     Total debt consisted of the following at December 31:

	2004	2003

8% Notes due May 2004 with an effective interest rate of 8.08%, net of unamortized discount of $0.1 at December 31, 2003	$–	$99.9

7.875% Notes due June 2004 with an effective interest rate of 6.86%, net of unamortized discount of $0.2 at December 31, 2003	–	251.1

6.25% Notes due January 2009 with an effective interest rate of 4.3%, net of unamortized discount of $1.3 at December 31, 2004 ($1.6 at December 31, 2003)	348.2	356.9

6% Notes due February 2009 with an effective interest rate of 6.11%, net of unamortized discount of $0.7 at December 31, 2004 ($0.9 at December 31, 2003)	199.3	199.1

8.55% Debentures due June 2024 with an effective interest rate of 8.80%, net of unamortized discount of $2.6 at December 31, 2004 ($2.6 at December 31, 2003)	147.4	147.4

6.875% Notes due January 2029 with an effective interest rate of 7.08%, net of unamortized discount of $8.7 at December 31, 2004 ($9.0 at December 31, 2003)	391.3	391.0

Other debt	76.1	39.0

Total debt	1,162.3	1,484.4
Less short–term debt and current maturities	76.0	351.4

Long–term debt	$1,086.3	$1,133.0

     At December 31, 2004, we had $897.4 million of credit facilities with commercial banks, of which $500.0 million is a committed revolving credit facility (the “facility”) that expires in July 2006. The facility contains certain covenants which, among other things, require the maintenance of a funded indebtedness to total capitalization ratio (a defined formula per the facility) of less than or equal to 0.50, limit the amount of subsidiary indebtedness and restrict the sale of significant assets, defined as 10% or more of total consolidated assets. At December 31, 2004, we were in compliance with all the facility covenants. There were no direct borrowings under the facility during the year ended December 31, 2004; however, our ability to borrow under the facility is reduced to the extent that we have outstanding commercial paper. At December 31, 2004, we had no outstanding commercial paper or money market borrowings.

     We realized gains as a result of terminating various interest rate swap agreements prior to their scheduled maturities. The gains were deferred and are being amortized as a reduction of interest expense over the remaining life of the underlying debt securities. The unamortized deferred gains included in certain debt securities above and reported in long–term debt in the consolidated balance sheets are as follows at December 31:

	2004	2003

7.875% Notes due June 2004	$–	$1.3
6.25% Notes due January 2009	26.8	33.5

     Maturities of debt at December 31, 2004 are as follows: 2005 – $76.0 million; 2006 – $0.1 million; 2007 – $0.0 million; 2008 – $0.0 million; 2009 – $547.5 million and $538.7 million thereafter.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

NOTE 12. FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

     Our financial instruments include cash and short–term investments, receivables, payables, debt and foreign currency forward contracts. Except as described below, the estimated fair value of such financial instruments at December 31, 2004 and 2003 approximate their carrying value as reflected in our consolidated balance sheets. The fair value of our debt and foreign currency forward contracts has been estimated based on year–end quoted market prices.

     The estimated fair value of our debt at December 31, 2004 and 2003 was $1,315.0 million and $1,609.8 million, respectively, which differs from the carrying amounts of $1,162.3 million and $1,484.4 million, respectively, included in our consolidated balance sheets.

Interest Rate Swap Agreements

     In April 2004, we entered into an interest rate swap agreement for a notional amount of $325.0 million associated with our 6.25% Notes due January 2009. Under this agreement, we receive interest at a fixed rate of 6.25% and pay interest at a floating rate of six–month LIBOR plus a spread of 2.741%. The interest rate swap agreement has been designated and qualifies as a fair value hedging instrument. The interest rate swap agreement is fully effective, resulting in no gain or loss recorded in the consolidated statement of operations. We recorded the fair value of the interest rate swap agreement, which was a $2.3 million liability at December 31, 2004, based on quoted market prices for contracts with similar terms and maturity dates.

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

     During 2002, we terminated two interest rate swap agreements that had been entered into in prior years. These agreements had been designated and had qualified as fair value hedging instruments. Upon termination, we received proceeds of $4.8 million and $11.0 million. The deferred gain of $4.8 million was amortized as a reduction of interest expense over the remaining life of the underlying debt security, which matured in June 2004. The deferred gain of $11.0 million is being amortized as a reduction of interest expense over the remaining life of the underlying debt security, which matures in January 2009.

Foreign Currency Forward Contracts

     At December 31, 2004, we had entered into several foreign currency forward contracts with notional amounts aggregating $78.0 million to hedge exposure to currency fluctuations in various foreign currencies, including the British Pound Sterling, the Norwegian Krone, the Euro and the Brazilian Real. These contracts are designated and qualify as fair value hedging instruments. Based on quoted market prices as of December 31, 2004 for contracts with similar terms and maturity dates, we recorded a loss of $0.4 million to adjust these foreign currency forward contracts to their fair market value. This loss offsets designated foreign exchange gains resulting from the underlying exposures and is included in selling, general and administrative expense in our consolidated statement of operations.

     At December 31, 2004, we had also entered into several foreign currency forward contracts with notional amounts aggregating $122.4 million to hedge exposure to currency fluctuations in various foreign currencies, including the British Pound Sterling and the Canadian Dollar. These exposures arise when local currency operating expenses are not in balance with local currency revenue collections. The funding of such imbalances is supported by short–term intercompany borrowing commitments that have definitive amounts and funding dates. All commitments are scheduled to take place on or before December 31, 2005. These foreign currency forward contracts are designated as cash flow hedging instruments and are fully effective. Based on quoted market prices as of December 31, 2004 for contracts with similar terms and maturity dates, we recorded a loss of $0.1 million to adjust these foreign currency forward contracts to their fair market value. This loss is included in other comprehensive income in the consolidated balance sheet.

     Additionally, during 2004 and 2003, we entered into and settled foreign currency forward contracts to hedge exposure to currency fluctuations for specific transactions or balances. The impact on our consolidated statements of operations was not significant for these contracts either individually or in the aggregate.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

     The counterparties to our foreign currency forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the unlikely event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency exchange rate differential.

Concentration of Credit Risk

     We sell our products and services to numerous companies in the oil and natural gas industry. Although this concentration could affect our overall exposure to credit risk, we believe that we are exposed to minimal risk since the majority of our business is conducted with major companies within the industry. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral for our accounts receivable. In some cases, we will require payment in advance or security in the form of a letter of credit or bank guarantee.

     We maintain cash deposits with major banks that may exceed federally insured limits. We periodically assess the financial condition of the institutions and believe that the risk of any loss is minimal.

NOTE 13. SEGMENT AND RELATED INFORMATION

     We operate through seven divisions – Baker Atlas, Baker Hughes Drilling Fluids, Baker Oil Tools, Baker Petrolite, Centrilift, Hughes Christensen and INTEQ – that we have aggregated into the Oilfield segment because they have similar economic characteristics and because the long–term financial performance of these divisions is affected by similar economic conditions. The consolidated results are evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance.

     These operating divisions manufacture and sell products and provide services used in the oil and natural gas exploration industry, including drilling, formation evaluation, completion and production of oil and natural gas wells. They operate in the same markets, which includes all of the major oil and natural gas producing regions of the world: North America, South America, Europe, Africa, the Middle East and the Far East. They also have substantially the same customers, which includes major multi–national, independent and state–owned oil companies. The Oilfield segment also includes our 30% interest in WesternGeco and other investments in affiliates.

     The accounting policies of the Oilfield segment are the same as those described in Note 1 of Notes to Consolidated Financial Statements. We evaluate the performance of the Oilfield segment based on segment profit (loss), which is defined as income from continuing operations before income taxes, accounting changes, restructuring charge reversals, impairment of assets and interest income and expense.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

     Summarized financial information is shown in the following table. The “Corporate and Other” column includes corporate–related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to the Oilfield segment, including restructuring charge reversals and impairment of assets. The “Corporate and Other” column at December 31, 2003 and 2002 also includes assets of discontinued operations.

		Corporate
	Oilfield	and Other	Total

2004
Revenues	$6,100.4	$3.4	$6,103.8
Equity in income (loss) of affiliates	36.8	(0.5)	36.3
Segment profit (loss)	1,063.9	(283.4)	780.5
Total assets	6,179.1	642.2	6,821.3
Investment in affiliates	678.1	–	678.1
Capital expenditures	346.9	1.4	348.3
Depreciation and amortization	343.6	28.2	371.8

2003
Revenues	$5,252.3	$0.1	$5,252.4
Equity in loss of affiliates	(8.6)	(129.2)	(137.8)
Segment profit (loss)	749.1	(424.4)	324.7
Total assets	5,891.5	525.0	6,416.5
Investment in affiliates	662.9	28.4	691.3
Capital expenditures	401.0	3.3	404.3
Depreciation and amortization	320.2	27.3	347.5

2002
Revenues	$4,860.0	$0.2	$4,860.2
Equity in income (loss) of affiliates	18.5	(88.2)	(69.7)
Segment profit (loss)	727.8	(341.0)	386.8
Total assets	5,830.1	669.6	6,499.7
Investment in affiliates	843.5	28.5	872.0
Capital expenditures	351.1	4.8	355.9
Depreciation and amortization	292.6	27.0	319.6

     For the years ended December 31, 2004, 2003 and 2002, there were no revenues attributable to one customer that accounted for more than 10% of total revenues.

     The following table presents the details of “Corporate and Other” segment loss for the years ended December 31:

	2004	2003	2002

Corporate and other expenses	$(206.6)	$(146.7)	$(144.9)
Interest – net	(76.8)	(97.8)	(105.9)
Impairment of investment in affiliate	–	(45.3)	–
Reversal of restructuring charge	–	1.1	–
Impairment and restructuring charges related to an investment in affiliate	–	(135.7)	(90.2)

Total	$(283.4)	$(424.4)	$(341.0)

     The following table presents the details of “Corporate and Other” total assets at December 31:

	2004	2003	2002

Current deferred tax asset	$61.7	$35.7	$25.6
Property – net	107.6	134.7	157.7
Accounts receivable	26.5	50.0	65.5
Other tangible assets	115.6	107.5	88.8
Investment in affiliate	–	28.4	28.5
Assets of discontinued operations	–	48.7	146.8
Cash and other assets	330.8	120.0	156.7

Total	$642.2	$525.0	$669.6

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

     The following table presents consolidated revenues by country based on the location of the use of the products or services for the years ended December 31:

	2004	2003	2002

United States	$2,145.0	$1,883.0	$1,700.2
Canada	395.6	337.1	246.6
United Kingdom	329.8	296.3	347.2
Norway	310.9	329.1	302.3
Russia	213.4	122.4	117.9
China	192.9	117.6	102.6
Venezuela	163.6	130.4	143.4
Other countries	2,352.6	2,036.5	1,900.0

Total	$6,103.8	$5,252.4	$4,860.2

     The following table presents net property by country based on the location of the asset at December 31:

	2004	2003	2002

United States	$726.4	$791.1	$774.8
United Kingdom	146.0	143.4	130.1
Canada	56.4	54.4	39.1
Norway	46.8	47.4	52.7
Germany	44.4	43.3	34.0
Singapore	26.4	35.1	23.8
Venezuela	19.8	23.1	26.6
Other countries	267.9	257.3	254.3

Total	$1,334.1	$1,395.1	$1,335.4

NOTE 14. EMPLOYEE STOCK PLANS

     We have stock option plans that provide for the issuance of incentive and non–qualified stock options to directors, officers and other key employees at an exercise price equal to or greater than the fair market value of the stock at the date of grant. These stock options generally vest over three years. Vested options are exercisable in part or in full at any time prior to the expiration date of ten years from the date of grant. As of December 31, 2004, 12.6 million shares were available for future option grants. The following table summarizes the activity for our stock option plans:

		Weighted
	Number	Average
	of Shares	Exercise Price
	(in thousands)	Per Share

Outstanding at December 31, 2001	9,867	$32.61
Granted	2,064	28.80
Exercised	(876)	21.35
Forfeited	(187)	39.50

Outstanding at December 31, 2002	10,868	32.68
Granted	2,481	30.92
Exercised	(1,005)	21.44
Forfeited	(515)	38.97

Outstanding at December 31, 2003	11,829	32.99
Granted	2,495	37.68
Exercised	(3,764)	25.62
Forfeited	(255)	39.07

Outstanding at December 31, 2004	10,305	$36.67

Shares exercisable at December 31, 2004	6,417	$38.02
Shares exercisable at December 31, 2003	7,611	$33.80
Shares exercisable at December 31, 2002	6,802	$33.29

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

     The following table summarizes information for stock options outstanding at December 31, 2004:

	Outstanding			Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of Exercise	Shares	Life	Exercise	Shares	Exercise
Prices	(in thousands)	(in years)	Price	(in thousands)	Price

$ 8.80 – $ 15.99	45	1.5	$11.24	43	$11.14
16.08 – 21.00	319	3.3	20.61	317	20.57
21.06 – 26.07	808	5.9	24.40	558	24.17
28.25 – 40.25	5,727	7.2	34.71	2,168	34.38
41.06 – 47.81	3,406	3.5	44.70	3,331	44.72

Total	10,305	5.8	$36.67	6,417	$38.02

     We also have an employee stock purchase plan whereby eligible employees may purchase shares of our common stock at a price equal to 85% of the lower of the closing price of our common stock on the first or last trading day of the calendar year. A total of 4.1 million shares are remaining for issuance under the plan. Employees purchased 0.8 million shares in each of the three years ending December 31, 2004.

     We have awarded restricted stock to directors and certain executive officers. The fair value of the restricted stock on the date of grant is amortized ratably over the vesting period. The following table summarizes the restricted stock awarded during the years ended December 31:

	2004	2003	2002

Number of shares of restricted stock awarded (in thousands)	163	10	97
Fair value of restricted stock at date of grant (in millions)	$6.9	$0.3	$2.8

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

NOTE 15. EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

     We have noncontributory defined benefit pension plans (“Pension Benefits”) covering employees primarily in the U.S., the U.K. and Germany. During 2004, we converted our plan in Norway from a defined benefit plan to a defined contribution plan, resulting in a settlement and curtailment of benefits on conversion. Generally, we make annual contributions to the plans in amounts necessary to meet minimum governmental funding requirements; however, during the fourth quarter of 2004, we contributed $68.6 million to our pension plans in order to improve the funded status of certain pension plans and to provide us with increased flexibility on the future funding of these pension plans. The measurements of plan assets and obligations are as of October 1 of each year presented.

     The reconciliation of the beginning and ending balances of the projected benefit obligations (“PBO”) and fair value of plan assets and the funded status of the plans are as follows for the years ended December 31:

	U.S. Pension Benefits		Non–U.S. Pension Benefits
	2004	2003	2004	2003

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$175.6	$138.9	$269.2	$205.1
Service cost	20.6	16.6	2.1	5.4
Interest cost	10.6	9.1	12.7	12.1
Plan amendments	–	0.2	–	–
Actuarial loss	6.7	19.6	7.9	22.9
Benefits paid	(9.7)	(8.8)	(5.8)	(3.2)
Curtailments/settlements	–	–	(42.2)	–
Exchange rate adjustments	–	–	17.1	26.9

Projected benefit obligation at end of year	203.8	175.6	261.0	269.2

Change in plan assets:
Fair value of plan assets at beginning of year	237.9	179.7	135.2	107.9
Actual gain on plan assets	33.4	44.6	18.3	10.9
Employer contributions	23.3	22.4	18.4	6.3
Benefits paid	(9.7)	(8.8)	(5.8)	(3.2)
Settlements	–	–	(17.6)	–
Exchange rate adjustments	–	–	9.8	13.3

Fair value of plan assets at end of year	284.9	237.9	158.3	135.2

Funded status – over (under)	81.1	62.3	(102.7)	(134.0)
Unrecognized actuarial loss	59.5	69.4	77.0	98.5
Unrecognized prior service cost	0.3	0.4	0.2	0.8

Net amount recognized	140.9	132.1	(25.5)	(34.7)
Employer contributions/benefits paid – October to December	32.5	0.6	36.1	2.0

Net amount recognized	$173.4	$132.7	$10.6	$(32.7)

     We report prepaid benefit cost in other assets and accrued benefit and minimum liabilities in pensions and postretirement benefit obligations in the consolidated balance sheet. The amounts recognized in the consolidated balance sheet are as follows at December 31:

	U.S. Pension Benefits		Non–U.S. Pension Benefits
	2004	2003	2004	2003

Prepaid benefit cost	$185.0	$154.8	$33.8	$1.3
Accrued benefit liability	(11.6)	(22.1)	(23.2)	(34.0)
Minimum liability	(14.9)	(13.9)	(68.3)	(75.7)
Intangible asset	0.1	0.2	–	0.5
Accumulated other comprehensive loss	14.8	13.7	68.3	75.2

Net amount recognized	$173.4	$132.7	$10.6	$(32.7)

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

     Weighted average assumptions used to determine benefit obligations for these plans are as follows for the years ended December 31:

	U.S. Pension Benefits		Non–U.S. Pension Benefits
	2004	2003	2004	2003

Discount rate	6.00%	6.25%	5.67%	5.48%
Rate of compensation increase	3.50%	3.50%	3.53%	3.36%

     The accumulated benefit obligation (“ABO”) is the actuarial present value of pension benefits attributed to employee service to date and present compensation levels. The ABO differs from the PBO in that the ABO does not include any assumptions about future compensation levels. The ABO for all U.S. plans was $201.8 million and $174.6 million at December 31, 2004 and 2003, respectively. The ABO for all non–U.S. plans was $252.5 million and $245.0 million at December 31, 2004 and 2003, respectively.

     Information for the plans with ABOs in excess of plan assets is as follows at December 31:

	U.S. Pension Benefits		Non–U.S. Pension Benefits
	2004	2003	2004	2003

Projected benefit obligation	$78.6	$56.3	$256.3	$264.1
Accumulated benefit obligation	76.6	55.2	248.2	240.8
Fair value of plan assets	40.3	19.0	153.3	129.7

     The components of net periodic benefit cost are as follows for the years ended December 31:

	U.S. Pension Benefits			Non–U.S. Pension Benefits
	2004	2003	2002	2004	2003	2002

Service cost	$20.6	$16.6	$13.8	$2.1	$5.4	$4.0
Interest cost	10.6	9.1	8.4	12.7	12.1	10.5
Expected return on plan assets	(20.7)	(15.0)	(18.3)	(9.2)	(8.1)	(9.4)
Amortization of prior service cost	0.1	–	0.5	–	(0.1)	–
Recognized actuarial loss	4.0	6.5	2.1	4.6	2.9	1.5
Recognized curtailment gain	–	–	–	(2.1)	–	–
Recognized settlement gain	–	–	–	(1.1)	–	–

Net periodic benefit cost	$14.6	$17.2	$6.5	$7.0	$12.2	$6.6

     Weighted average assumptions used to determine net costs for these plans are as follows for the years ended December 31:

	U.S. Pension Benefits			Non–U.S Pension Benefits
	2004	2003	2002	2004	2003	2002

Discount rate	6.25%	6.75%	7.00%	5.37%	5.82%	5.83%
Expected rate of return on plan assets	8.50%	8.50%	9.00%	7.28%	7.41%	7.38%
Rate of compensation increase	3.50%	4.00%	4.50%	2.50%	3.40%	3.41%

     In selecting the expected rate of return on plan assets, we consider the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of these plans. This includes considering the trusts’ asset allocation and the expected returns likely to be earned over the life of the plans.

     The weighted–average asset allocations by asset category for the plans are as follows at December 31:

	Percentage of Plan Assets
	U.S. Pension Benefits			Non–U.S Pension Benefits
Asset Category	Target	2004	2003	Target	2004	2003

Equity securities	68%	68%	59%	68%	65%	65%
Debt securities	25%	23%	27%	26%	21%	18%
Real estate	7%	8%	11%	–	9%	10%
Other	–	1%	3%	6%	5%	7%

Total	100%	100%	100%	100%	100%	100%

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

     We have an investment committee that meets quarterly to review the portfolio returns and to determine asset–mix targets based on asset/liability studies. A nationally recognized third–party investment consultant assisted us in developing an asset allocation strategy to determine our expected rate of return and expected risk for various investment portfolios. The investment committee considered these studies in the formal establishment of the current asset–mix targets based on the projected risk and return levels for each asset class.

     In 2005, we expect to contribute between $2.0 million and $5.0 million to the U.S. pension plans and between $10.0 million to $14.0 million to the non–U.S. pension plans.

     The expected benefit payments related to our U.S. pension plans for each of the five years in the period ending December 31, 2009 are $11.4 million, $12.3 million, $13.3 million, $14.7 million and $17.2 million, respectively, and $126.4 million in the aggregate for the five years thereafter. The expected benefit payments related to our non–U.S. pension plans for each of the five years in the period ending December 31, 2009 are $7.9 million, $7.9 million, $12.0 million, $6.2 million and $4.2 million, respectively, and $26.0 million in the aggregate for the five years thereafter. These payments reflect benefits attributable to estimated future employee service and are primarily funded from plan assets.

Postretirement Welfare Benefits

     We provide certain postretirement health care and life insurance benefits (“postretirement welfare benefits”) to substantially all U.S. employees who retire and have met certain age and service requirements. The plan is unfunded. The measurement of plan obligations is as of October 1 of each year presented. The reconciliation of the beginning and ending balances of benefit obligations and the funded status of the plan is as follows for the years ended December 31:

	2004	2003

Change in benefit obligation:
Accumulated benefit obligation at beginning of year	$174.8	$158.7
Service cost	5.5	4.8
Interest cost	9.6	10.3
Actuarial (gain) loss	(7.1)	12.3
Benefits paid	(13.3)	(11.3)

Accumulated benefit obligation at end of year	169.5	174.8

Funded status – over (under)	(169.5)	(174.8)
Unrecognized actuarial loss	34.9	42.9
Unrecognized prior service cost	7.8	8.5

Net amount recognized	(126.8)	(123.4)
Benefits paid – October to December	3.6	4.2

Net amount recognized	(123.2)	(119.2)
Less current portion reported in accrued employee compensation	(16.3)	(18.6)

Long–term portion reported in pensions and postretirement benefit obligations	$(106.9)	$(100.6)

     Weighted average discount rates of 6.00% and 6.25% were used to determine postretirement welfare benefit obligations for the plan for the years ended December 31, 2004 and 2003, respectively.

     The components of net periodic benefit cost are as follows for the years ended December 31:

	2004	2003	2002

Service cost	$5.5	$4.8	$4.4
Interest cost	9.6	10.3	9.5
Amortization of prior service cost	0.6	0.6	0.6
Recognized actuarial loss	1.0	1.1	0.2

Net periodic benefit cost	$16.7	$16.8	$14.7

     Weighted average discount rates of 6.25%, 6.75% and 7.00% were used to determine net postretirement welfare benefit costs for the plan for the years ended December 31, 2004, 2003 and 2002, respectively.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Medicare Act”) was signed into law. The Medicare Act expanded Medicare to include, for the first time, coverage for prescription drugs. In May 2004, the FASB issued FSP 106–2 which provided guidance on the accounting for the effects of the Medicare Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. We adopted the provisions of FSP 106–2 in the third quarter of 2004, resulting in a reduction in our accumulated postretirement benefit obligation of $18.8 million, which is reflected in the actuarial (gain) loss caption of the funded status reconciliation. We recognized a reduction in our net periodic postretirement benefit costs of $2.0 million as a result of the adoption of FSP 106–2.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement welfare benefits plan. The assumed health care cost trend rate used in measuring the accumulated benefit obligation for postretirement welfare benefits was increased in 2003. As of December 31, 2004, the health care cost trend rate was 9.0% for employees under age 65 and 7.0% for participants over age 65, with each declining gradually each successive year until it reaches 5.0% for both employees under age 65 and over age 65 in 2008. A one percentage point change in assumed health care cost trend rates would have had the following effects on 2004:

	One Percentage	One Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$0.6	$(0.5)
Effect on postretirement welfare benefit obligation	9.5	(8.5)

     The expected benefit payments related to postretirement welfare benefits are as follows for the years ending December 31:

						2010 –
	2005	2006	2007	2008	2009	2014

Gross benefit payments	$16.3	$16.8	$17.4	$18.1	$18.5	$102.4
Expected Medicare subsidies	–	(1.8)	(1.9)	(2.1)	(2.1)	(11.5)

Net benefit payments	$16.3	$15.0	$15.5	$16.0	$16.4	$90.9

Defined Contribution Plans

     During the periods reported, generally all of our U.S. employees were eligible to participate in our sponsored Thrift Plan, which is a 401(k) plan under the Internal Revenue Code of 1986, as amended. The Thrift Plan allows eligible employees to elect to contribute from 1% to 50% of their salaries to an investment trust. Employee contributions are matched in cash by us at the rate of $1.00 per $1.00 employee contribution for the first 3% and $0.50 per $1.00 employee contribution for the next 2% of the employee’s salary. Such contributions vest immediately. In addition, we make cash contributions for all eligible employees between 2% and 5% of their salary depending on the employee’s age. Such contributions become fully vested to the employee after five years of employment. The Thrift Plan provides for ten different investment options, for which the employee has sole discretion in determining how both the employer and employee contributions are invested. Our contributions to the Thrift Plan and several other non–U.S. defined contribution plans amounted to $75.5 million, $67.7 million and $62.8 million in 2004, 2003 and 2002, respectively.

     For certain non–U.S. employees who are not eligible to participate in the Thrift Plan, we provide a non–qualified defined contribution plan that provides basically the same benefits as the Thrift Plan. In addition, we provide a non–qualified supplemental retirement plan (“SRP”) for certain officers and employees whose benefits under both the Thrift Plan and the Pension Plan are limited by federal tax law. The SRP also allows the eligible employees to defer a portion of their eligible compensation and provides for employer matching and base contributions pursuant to limitations. Both non–qualified plans are fully funded and invested through trusts, and the assets and corresponding liabilities are included in our consolidated balance sheet. Our contributions to these non–qualified plans were $6.1 million, $5.5 million and $6.0 million for 2004, 2003 and 2002, respectively.

Postemployment Benefits

     We provide certain postemployment disability income, medical and other benefits to substantially all qualifying former or inactive U.S. employees. Income benefits for long–term disability are provided through a fully–insured plan. The continuation of medical and other benefits while on disability (“Continuation Benefits”) are provided through a qualified self–insured plan. The accrued postemployment liability for Continuation Benefits at December 31, 2004 and 2003 was $20.2 million and $27.2 million, respectively, and is included in other liabilities in our consolidated balance sheet.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

NOTE 16. COMMITMENTS AND CONTINGENCIES

Leases

     At December 31, 2004, we had long–term non–cancelable operating leases covering certain facilities and equipment. The minimum annual rental commitments, net of amounts due under subleases, for each of the five years in the period ending December 31, 2009 are $74.0 million, $50.4 million, $34.8 million, $25.0 million and $17.2 million, respectively, and $126.3 million in the aggregate thereafter. We have not entered into any significant capital leases.

Litigation

     We are involved in litigation or proceedings that have arisen in our ordinary business activities. We insure against these risks to the extent deemed prudent by our management and to the extent insurance is available, but no assurance can be given that the nature and amount of such insurance will be sufficient to fully indemnify us against liabilities arising out of pending and future legal proceedings. Many of these insurance policies contain deductibles or self–insured retentions in amounts we deem prudent, and for which we are responsible for payment. In determining the amount of self–insurance, it is our policy to self–insure those losses that are predictable, measurable and recurring in nature, such as claims for automobile liability, general liability and workers compensation. We record accruals for the uninsured portion of losses related to these types of claims. The accruals for losses are calculated by estimating losses for claims using historical claim data, specific loss development factors and other information as necessary.

     On March 29, 2002, we announced that we had been advised that the Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”) are conducting investigations into allegations of violations of law relating to Nigeria and other related matters. The SEC has issued a formal order of investigation into possible violations of provisions under the Foreign Corrupt Practices Act (“FCPA”) regarding anti–bribery, books and records and internal controls. On August 6, 2003, the SEC issued a subpoena seeking information about our operations in Angola and Kazakhstan as part of its ongoing investigation. We are providing documents to and cooperating fully with the SEC and DOJ. The DOJ and the SEC have issued subpoenas to, or otherwise asked for interviews with, current and former employees in connection with the investigations regarding Nigeria, Angola and Kazakhstan. In addition, we have conducted internal investigations into these matters.

     Our internal investigations have identified issues regarding the propriety of certain payments and apparent deficiencies in our books and records and internal controls with respect to certain operations in Nigeria, Angola and Kazakhstan, as well as potential liabilities to governmental authorities in Nigeria. The investigation in Nigeria was substantially completed during the first quarter of 2003 and, based upon current information, we do not expect that any such potential liabilities will have a material adverse effect on our consolidated financial statements. The internal investigations in Angola and Kazakhstan were substantially completed in the third quarter of 2004. Evidence obtained during the course of the investigations has been provided to the SEC and DOJ.

     The Department of Commerce, Department of the Navy and DOJ (the “U.S. agencies”) are investigating compliance with certain export licenses issued to Western Geophysical from 1994 through 2000 for export of seismic equipment leased by the People’s Republic of China. We acquired Western Geophysical in August 1998 and subsequently transferred related assets to WesternGeco in December 2000. Under the WesternGeco formation agreement, we owe indemnity to WesternGeco for certain matters. We are cooperating fully with the U.S. agencies.

     We have received a subpoena from a grand jury in the Southern District of New York regarding goods and services we delivered to Iraq from 1995 through 2003 during the United Nations Oil-for-Food Program (the “U.N. Program”). We have also received a request from the SEC to provide a written statement and certain information regarding our participation in the U.N. Program. We are responding to both the subpoena and the request. Other companies in the energy industry are believed to have received similar subpoenas and requests.

     The U.S. agencies, the SEC and other authorities have a broad range of civil and criminal sanctions they may seek to impose against corporations and individuals in appropriate circumstances including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. During 2004, such agencies and authorities entered into agreements with, and obtained a range of sanctions against, several public corporations and individuals arising from allegations of improper payments and deficiencies in books and records and internal controls, whereby civil and criminal penalties were imposed, including in some cases multi–million dollar fines and other sanctions. It is not possible to accurately predict at this time when any of the investigations related to the Company will be completed. Based on current information, we cannot predict the outcome of such investigations or what, if any, actions may be taken by the U.S. agencies, the SEC or other authorities or the effect it may have on our consolidated financial statements.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

     On May 10, 2004, the District Court of Andrews County, Texas entered a judgment in favor of LOTUS, LLC and against INTEQ in the amount of $14.8 million for lost profits resulting from a breach of contract in drilling a well to create a salt cavern for disposing of naturally occurring radioactive waste. We have filed an appeal and taken other actions. We believe that any liability that we may incur as a result of this litigation would not have a material adverse financial effect on our consolidated financial statements.

Environmental Matters

     Our past and present operations include activities which are subject to extensive domestic (including U.S. federal, state and local) and international environmental regulations with regard to air and water quality and other environmental matters. Our environmental procedures, policies and practices are designed to ensure compliance with existing laws and regulations and to minimize the possibility of significant environmental damage.

     We are involved in voluntary remediation projects at some of our present and former manufacturing facilities, the majority of which relate to properties obtained in acquisitions or to sites no longer actively used in operations. On rare occasions, remediation activities are conducted as specified by a government agency–issued consent decree or agreed order. Remediation costs are accrued based on estimates of probable exposure using currently available facts, existing environmental permits, technology and presently enacted laws and regulations. Remediation cost estimates include direct costs related to the environmental investigation, external consulting activities, governmental oversight fees, treatment equipment and costs associated with long–term operation, maintenance and monitoring of a remediation project.

     We have also been identified as a potentially responsible party (“PRP”) in remedial activities related to various Superfund sites. We participate in the process set out in the Joint Participation and Defense Agreement to negotiate with government agencies, identify other PRPs, determine each PRP’s allocation and estimate remediation costs. We have accrued what we believe to be our pro–rata share of the total estimated cost of remediation and associated management of these Superfund sites. This share is based upon the ratio that the estimated volume of waste we contributed to the site bears to the total estimated volume of waste disposed at the site. Applicable United States federal law imposes joint and several liability on each PRP for the cleanup of these sites leaving us with the uncertainty that we may be responsible for the remediation cost attributable to other PRPs who are unable to pay their share. No accrual has been made under the joint and several liability concept for those Superfund sites where our participation is minor since we believe that the probability that we will have to pay material costs above our volumetric share is remote. We believe there are other PRPs who have greater involvement on a volumetric calculation basis, who have substantial assets and who may be reasonably expected to pay their share of the cost of remediation. For those Superfund sites where we are a major PRP, remediation costs are estimated to include recalcitrant parties. In some cases, we have insurance coverage or contractual indemnities from third parties to cover the ultimate liability.

     Our total accrual for environmental remediation is $13.6 million and $15.6 million, which includes accruals of $3.6 million and $4.3 million for the various Superfund sites, at December 31, 2004 and 2003, respectively. The determination of the required accruals for remediation costs is subject to uncertainty, including the evolving nature of environmental regulations and the difficulty in estimating the extent and type of remediation activity that will be utilized. We believe that the likelihood of material losses in excess of the recorded accruals is remote.

Other

     In the normal course of business with customers, vendors and others, we have entered into off–balance sheet arrangements, such as letters of credit and other bank issued guarantees, which totaled approximately $312.3 million at December 31, 2004. We also had commitments outstanding for purchase obligations related to capital expenditures and inventory under purchase orders and contracts of approximately $114.7 million at December 31, 2004. In addition, at December 31, 2004, we have guaranteed debt and other obligations of third parties with a maximum exposure of $7.4 million. It is not practicable to estimate the fair value of these financial instruments. None of the off–balance sheet arrangements either has, or is likely to have, a material effect on our consolidated financial statements.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

NOTE 17. OTHER SUPPLEMENTAL INFORMATION

     Supplemental consolidated statement of operations information is as follows for the years ended December 31:

	2004	2003	2002

Rental expense (generally transportation equipment and warehouse facilities)	$123.6	$111.6	$98.2
Research and development	176.7	173.3	164.4

     The changes in the aggregate product warranty liability are as follows:

Balance as of December 31, 2002	$7.4
Claims paid	(5.8)
Additional warranties	11.5
Other	1.0

Balance as of December 31, 2003	14.1
Claims paid	(4.9)
Additional warranties	7.6
Other	(0.2)

Balance as of December 31, 2004	$16.6

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

     The changes in the asset retirement obligation liability are as follows:

Pro forma balance as of December 31, 2002	$11.4
Liabilities incurred	0.5
Liabilities settled	(0.3)
Accretion expense	0.2
Revisions to existing liabilities	(0.4)
Translation adjustments	0.1

Balance as of December 31, 2003	11.5
Liabilities incurred	1.5
Liabilities settled	(0.4)
Accretion expense	0.2
Revisions to existing liabilities	(0.1)
Translation adjustments	0.2

Balance as of December 31, 2004	$12.9

     Accumulated other comprehensive loss, net of tax, is comprised of the following at December 31:

	2004	2003

Foreign currency translation adjustments	$(52.4)	$(89.8)
Pension adjustment	(57.3)	(61.3)
Net loss on derivative instruments	(0.1)	–

Total	$(109.8)	$(151.1)

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

NOTE 18. QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

2004
Revenues	$1,387.6	$1,499.0	$1,538.1	$1,679.1	$6,103.8
Gross profit (1)	372.4	427.9	434.3	501.8	1,736.4
Income from continuing operations	94.4	116.7	137.3	179.8	528.2
Net income	94.6	116.9	137.5	179.6	528.6
Basic earnings per share
Income from continuing operations	0.28	0.35	0.41	0.54	1.58
Net income	0.28	0.35	0.41	0.54	1.58
Diluted earnings per share
Income from continuing operations	0.28	0.35	0.41	0.53	1.57
Net income	0.28	0.35	0.41	0.53	1.58
Dividends per share	0.11	0.12	0.11	0.12	0.46
Common stock market prices:
High	38.42	38.27	44.57	44.89
Low	32.00	33.71	37.80	40.28

2003 (2)
Revenues	$1,189.9	$1,305.7	$1,328.8	$1,428.0	$5,252.4
Gross profit (1)	298.7	366.1	361.0	405.7	1,431.5
Income (loss) from continuing operations	49.4	82.4	(59.9)	106.0	177.9
Net income (loss)	44.5	81.6	(98.8)	101.6	128.9
Basic earnings per share
Income (loss) from continuing operations	0.15	0.24	(0.18)	0.32	0.53
Net income (loss)	0.13	0.24	(0.30)	0.31	0.38
Diluted earnings per share
Income (loss) from continuing operations	0.15	0.24	(0.18)	0.32	0.53
Net income (loss)	0.13	0.24	(0.29)	0.30	0.38
Dividends per share	0.11	0.12	0.11	0.12	0.46
Common stock market prices:
High	33.38	35.94	34.16	32.56
Low	28.50	27.21	29.61	27.10

(1)	Represents revenues less cost of revenues.

(2)	See Note 4 for reversal of restructuring charge and Note 8 for impairment of investment in affiliate.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our management has established and maintains a system of disclosure controls and procedures to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of December 31, 2004, our management, including our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of December 31, 2004 are effective in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Design and Evaluation of Internal Control Over Financial Reporting

     Pursuant to Section 404 of the Sarbanes–Oxley Act of 2002, our management included a report of their assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10–K for the fiscal year ended December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

     There has been no change in our internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning our directors is set forth in the sections entitled “Proposal No. 1, Election of Directors,” “Information Concerning Directors Not Standing for Election” and “Corporate Governance – Committees of the Board – Audit/Ethics Committee” in our Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 2005 (“Proxy Statement”), which sections are incorporated herein by reference. For information regarding our executive officers, see “Item 1. Business – Executive Officers” in this annual report on Form 10–K. Additional information regarding compliance by directors and executive officers with Section 16(a) of the Exchange Act is set forth under the section entitled “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement, which section is incorporated herein by reference. For information concerning our code of ethics, see “Item 1. Business” in this annual report on Form 10–K.

ITEM 11. EXECUTIVE COMPENSATION

     Information for this item is set forth in the sections entitled “Executive Compensation – Summary Compensation Table,” “Corporate Governance – Board of Directors,” “Stock Options Granted During 2004,” “Aggregated Option Exercises During 2004 and Option Values at December 31, 2004,” “Long–Term Incentive Plan Awards During 2004,” “Pension Plan Table,” “ Employment, Change in Control, Severance and Indemnification Agreements,” “Compensation Committee Report,” “Compensation Committee

Interlocks and Insider Participation,” and “Corporate Performance Graph” in our Proxy Statement, which sections are incorporated herein by reference.

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

Equity Compensation Plan Information

     The information in the following table is presented as of December 31, 2004 with respect to shares of our Common Stock that may be issued under our existing equity compensation plans, including the Baker Hughes Incorporated 1993 Stock Option Plan, the Baker Hughes Incorporated Long–Term Incentive Plan and the Baker Hughes Incorporated 2002 Directors & Officers Long–Term Incentive Plan, all of which have been approved by our stockholders.

	(In millions of shares)
				Number of Securities
				Remaining Available for
	Number of Securities		Weighted–Average	Future Issuance Under
	to be Issued Upon		Exercise Price of	Equity Compensation
	Exercise of		Outstanding	Plans (excluding
	Outstanding Options,		Options, Warrants	securities reflected in the
Equity Compensation Plan Category	Warrants and Rights		and Rights	first column)

Stockholder–approved plans (excluding Employee Stock Purchase Plan)	4.4	(2)	$36.95	4.8
Nonstockholder–approved plans (1)	5.8		36.63	7.8

Subtotal (except for weighted average exercise price)	10.2		36.76	12.6
Employee Stock Purchase Plan	–		(3)	4.1

Total	10.2	(4)		16.7

(1)	The table includes the nonstockholder–approved plans: the 1998 Employee Stock Option Plan, the 1998 Special Employee Stock Option Plan, the 2002 Employee Long–Term Incentive Plan and the Director Compensation Deferral Plan. A description of each of these plans is set forth below.

(2)	The table includes approximately 0.9 million shares of our Common Stock that would be issuable upon the exercise of the outstanding options under our 1993 Stock Option Plan, which expired in 2003. No additional options may be granted under the 1993 Stock Option Plan.

(3)	In the Baker Hughes Incorporated Employee Stock Purchase Plan, the purchase price is determined in accordance with Section 423 of the Code, as amended, as 85% of the lower of the fair market value on the date of grant or the date of purchase.

(4)	The table does not include shares subject to outstanding options we assumed in connection with certain mergers and acquisitions of entities which originally granted those options. When we acquired the stock of Western Atlas Inc. in a transaction completed in August 1998, we assumed the options granted under the Western Atlas Director Stock Option Plan and the Western Atlas 1993 Stock Incentive Plan. As of December 31, 2004, 68,171 shares and 3,836 shares of our Common Stock would be issuable upon the exercise of outstanding options previously granted under the Western Atlas Director Stock Option Plan and the Western Atlas 1993 Stock Incentive Plan, with a weighted average exercise price per share of $22.54 and $26.07, respectively.

Our nonstockholder–approved plans are described below:

1998 Employee Stock Option Plan

     The Baker Hughes Incorporated 1998 Employee Stock Option Plan (the “1998 ESOP”) was adopted effective as of October 1, 1998. The number of shares authorized for issuance under the 1998 ESOP is 3.5 million shares. Nonqualified stock options may be granted under the 1998 ESOP to our employees. The exercise price of the options will be equal to the fair market value per share of our Common Stock on the date of grant, and option terms may be up to ten years. Under the terms and conditions of the option award agreements for options issued under the 1998 ESOP, options generally vest and become exercisable in installments over the optionee’s period of service, and the options vest on an accelerated basis in the event of a change in control. As of December 31, 2004, options covering approximately 1.5 million shares of our Common Stock were outstanding under the 1998 ESOP, options covering approximately 1.4 million shares were exercised during fiscal year 2004 and approximately 0.3 million shares remained available for future options.

1998 Special Employee Stock Option Plan

     The Baker Hughes Incorporated 1998 Special Employee Stock Option Plan (the “1998 SESOP”) was adopted effective as of October 22, 1997. The number of shares authorized for issuance upon the exercise of options granted under the 1998 SESOP is 2.5 million shares. Under the 1998 SESOP, the Compensation Committee of our Board of Directors has the authority to grant nonqualified stock options to purchase shares of our Common Stock to a broad–based group of employees. The exercise price of the options will be equal to the fair market value per share of our Common Stock at the time of the grant, and option terms may be up to ten years. Stock option grants of 100 shares, with an exercise price of $47.813 per share, were issued to all of our U.S. employees in October 1997 and to our international employees in May 1998. As of December 31, 2004, options covering approximately 1.2 million shares of our Common Stock were outstanding under the 1998 SESOP, no options were exercised during fiscal year 2004 and approximately 1.2 million shares remained available for future options.

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

     Options. The exercise price of the options will not be less than the fair market value of the shares of our Common Stock on the date of grant, and options terms may be up to ten years. The maximum number of shares of our Common Stock that may be subject to options granted under the 2002 Employee LTIP to any one employee during any one fiscal year will not exceed 3.0 million, subject to adjustment under the antidilution provisions of the 2002 Employee LTIP. Under the terms and conditions of the stock option awards for options issued under the 2002 Employee LTIP, options generally vest and become exercisable in installments over the optionee’s period of service, and the options vest on an accelerated basis in the event of a change in control or certain terminations of employment. As of December 31, 2004, options covering approximately 3.1 million shares of our Common Stock were outstanding under the 2002 Employee LTIP, options covering 0.5 million shares were exercised during fiscal year 2004 and approximately 5.8 million shares remained available for future options.

     Performance Shares and Units; Cash–Based Awards. Performance shares may be granted to employees in the amounts and upon the terms determined by the Compensation Committee of our Board of Directors, but must be limited to no more than 1.0 million shares to any one employee in any one fiscal year. Performance shares will have an initial value equal to the fair market value of our Common Stock at the date of the award. Performance units and cash–based awards may be granted to employees in amounts and upon the terms determined by the Compensation Committee, but must be limited to no more than $10.0 million for any one employee in any one fiscal year. The performance measures that may be used to determine the extent of the actual performance payout or vesting include, but are not limited to, net earnings; earnings per share; return measures; cash flow return on investments (net cash flows divided by owner’s equity); earnings before or after taxes, interest, depreciation and/or amortization; share price (including growth measures and total shareholder return) and Baker Value Added (our metric that measures operating profit after tax less the cost of capital employed).

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

     Stock Appreciation Rights. Stock appreciation rights may be granted under the 2002 Employee LTIP on the terms and conditions determined by the Compensation Committee. The grant price of a freestanding stock appreciation right will not be less than the fair market value of our Common Stock on the date of grant. The maximum number of shares of our Common Stock that may be utilized for purposes of determining an employee’s compensation under stock appreciation rights granted under the 2002 Employee LTIP during any one fiscal year will not exceed 3.0 million shares, subject to adjustment under the antidilution provisions of the 2002 Employee LTIP.

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

Director Compensation Deferral Plan

     The Baker Hughes Incorporated Director Compensation Deferral Plan, as amended and restated effective July 24, 2002 (the “Deferral Plan”), is intended to provide a means for members of our Board of Directors to defer compensation otherwise payable and provide flexibility with respect to our compensation policies. Under the provisions of the Deferral Plan, directors may elect to defer income with respect to each calendar year. The compensation deferrals may be stock option–related deferrals or cash–based deferrals. The stock option–related deferrals may be either market–priced stock options or discounted stock options. The number of shares to be issued for the market–priced stock option deferral is calculated on a quarterly basis by multiplying the deferred compensation by 4.4 and then dividing by the fair market value of our Common Stock on the last day of the quarter. The number of shares to be issued for the discounted stock option deferral is calculated on a quarterly basis by dividing the deferred compensation by the discounted price of our Common Stock on the last day of the quarter. The discounted price is 50% of the fair market value of our Common Stock on the valuation date. Stock options granted under the Deferral Plan vest on the first anniversary of the date of grant and must be exercised within 10 years of the date of grant. If a director’s directorship terminates for any reason, any options outstanding will expire 3 years after the termination of the directorship. The maximum aggregate number of shares of our Common Stock that may be issued under the Deferral Plan is 0.5 million. As of December 31, 2004, options covering 7,071 shares of our Common Stock were outstanding under the Deferral Plan, no options were exercised during fiscal 2004 and approximately 0.5 million shares remained available for future options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

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

(2) Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

(3) Exhibits

Each exhibit identified below is filed as a part of this report. Exhibits designated with an “*” are filed as an exhibit to this Annual Report on Form 10–K. Exhibits designated with a “+” are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended June 30, 2002).

3.2	Bylaws of Baker Hughes Incorporated restated as of October 22, 2003 (filed as Exhibit 3.1 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended September 30, 2003).

4.1	Rights of Holders of the Company’s Long–Term Debt. The Company has no long–term debt instrument with regard to which the securities authorized thereunder equal or exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of its long–term debt instruments to the SEC upon request.

4.2	Restated Certificate of Incorporation (filed as Exhibit 3.1 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended June 30, 2002).

4.3	Bylaws of Baker Hughes Incorporated restated as of October 31, 2003 (filed as Exhibit 3.1 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended September 30, 2003).

4.4*	Indenture dated as of May 15, 1994 between Western Atlas Inc. and The Bank of New York, Trustee, providing for the issuance of securities in series.

10.1+	Employment Agreement by and between Baker Hughes Incorporated and Chad C. Deaton dated as of October 25, 2004 (filed as Exhibit 10.3 to Current Report of Baker Hughes Incorporated on Form 8–K filed October 7, 2004).

10.2+	Change in Control Agreement between Baker Hughes Incorporated and Chad C. Deaton dated as of October 25, 2004 (filed as Exhibit 10.2 to Current Report of Baker Hughes Incorporated on Form 8–K filed October 7, 2004).

10.3+	Indemnification Agreement dated as of October 25, 2004 between Baker Hughes Incorporated and Chad C. Deaton (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8–K filed on October 7, 2004).

10.4+	Stock Option Agreement issued to Chad C. Deaton on October 25, 2004 in the amount of 75,000 shares of Company Common Stock (filed as Exhibit 10.4 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended September 30, 2004).

10.5+	Agreement regarding restricted stock award issued to Chad C. Deaton on October 25, 2004 in the amount of 80,000 shares of Company Common Stock (filed as Exhibit 10.5 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended September 30, 2004).

10.6+	Agreement regarding restricted stock award issued to James R. Clark on October 27, 2004 in the amount of 40,000 shares of Baker Hughes Incorporated Common Stock (filed as Exhibit 10.7 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended September 30, 2004).

10.7+	Second Amended and Restated Stock Matching Agreement by and between Baker Hughes Incorporated and James R. Clark dated as of October 25, 2004 (filed as Exhibit 10.6 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended September 30, 2004).

10.8+	Form of Severance Agreement, dated as of March 1, 2001, by and between Baker Hughes Incorporated and certain executives, executed by James R. Clark (dated March 1, 2001) and William P. Faubel (dated May 29, 2001) (filed as Exhibit 10.42 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2001).

10.9+	Severance Agreement between Baker Hughes Incorporated and G. Stephen Finley dated as of July 23, 1997 (filed as Exhibit 10.3 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2002).

10.10+	Form of Amendment 1 to Severance Agreement between Baker Hughes Incorporated and G. Stephen Finley effective November 11, 1998 (filed as Exhibit 10.2 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended June 30, 2003).

10.11+	Severance Agreement between Baker Hughes Incorporated and Alan R. Crain, Jr. dated as of October 25, 2000 (filed as Exhibit 10.6 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2000).

10.12+	Severance Agreement between Baker Hughes Incorporated and Greg Nakanishi dated as of November 1, 2000 (filed as Exhibit 10.7 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2000).

10.13+	Severance Agreement, dated as of July 23, 1997, by and between Baker Hughes Incorporated and Edwin C. Howell, as amended by Amendment 1 to Severance Agreement, effective November 11, 1998 (filed as Exhibit 10.39 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2001).

10.14+	Severance Agreement, dated as of December 3, 1997, by and between Baker Hughes Incorporated and Douglas J. Wall, as amended by Amendment 1 to Severance Agreement, effective November 11, 1998 (filed as Exhibit 10.40 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2001).

10.15+	Form of Change in Control Severance Plan (filed as Exhibit 10.8 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2003).

10.16+	Form of Change in Control Severance Agreement between Baker Hughes Incorporated and Ray A. Ballantyne, David H. Barr and John A. O’Donnell effective as of July 28, 2004, and with James R. Clark, Alan R. Crain, Jr., William P. Faubel, G. Stephen Finley, Edwin C. Howell, Greg Nakanishi and Douglas J. Wall to be effective as of January 1, 2006 and with Chris P. Beaver, Paul S. Butero and Martin S. Craighead effective as of February 28, 2005 (filed as Exhibit 10.8 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended September 30, 2004).

10.17+	Form of Indemnification Agreement between Baker Hughes Incorporated and each of the directors and executive officers (filed as Exhibit 10.4 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2003).

10.18+	Baker Hughes Incorporated Director Retirement Policy for Certain Members of the Board of Directors (filed as Exhibit 10.10 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2003).

10.19+	Baker Hughes Incorporated Director Compensation Deferral Plan, as amended and restated effective as of July 24, 2002 (filed as Exhibit 10.16 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2002).

10.20+	Baker Hughes Incorporated Executive Severance Plan (effective November 1, 2002) (filed as Exhibit 10.13 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2002).

10.21	1995 Employee Annual Incentive Compensation Plan, as amended by Amendment No. 1997–1 to the 1995 Employee Annual Incentive Compensation Plan and as amended by Amendment No. 1999–1 to the 1995 Employee Annual Incentive Compensation Plan (filed as Exhibit 10.17 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2002).

10.22+	Baker Hughes Incorporated Supplemental Retirement Plan, as amended and restated effective as of January 1, 2003 (filed as Exhibit 10.12 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2002).

10.23+	First Amendment to Baker Hughes Incorporated Supplemental Retirement Plan, effective July 23, 2003 (filed as Exhibit 10.1 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q filed for the quarter ended September 30, 2003).

10.24	Long Term Incentive Plan, as amended by Amendment No. 1999–1 to Long Term Incentive Plan (filed as Exhibit 10.18 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2002).

10.25	Baker Hughes Incorporated 1998 Employee Stock Option Plan, as amended by Amendment No. 1999–1 to 1998 Employee Stock Option Plan (filed as Exhibit 10.3 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended June 30, 2003).

10.26	Baker Hughes Incorporated 2002 Employee Long–Term Incentive Plan (filed as Exhibit 4.4 to Registration Statement No. 333–87372 on Form S–8 filed May 1, 2002).

10.27+	Baker Hughes Incorporated 2002 Director & Officer Long–Term Incentive Plan (filed as Exhibit 10.2 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended September 30, 2003).

10.28	Baker Hughes Incorporated Employee Stock Purchase Plan, as amended and restated, effective as of March 3, 2003 (filed as Exhibit 10.1 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended March 31, 2003).

10.29	Baker Hughes Incorporated Pension Plan effective as of January 1, 2002, as amended by First Amendment, effective January 1, 2002 (filed as Exhibit 10.51 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2002).

10.30	Form of Nonqualified Stock Option Agreement for employees effective October 25, 1995 (filed as Exhibit 10.27 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2001).

10.31	Form of Incentive Stock Option Agreement for employees effective October 25, 1995 (filed as Exhibit 10.28 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2001).

10.32+	Form of Nonqualified Stock Option Agreement for directors effective October 25, 1995 (filed as Exhibit 10.26 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2001).

10.33+	Form of Stock Option Agreement for executive officers effective October 1, 1998 (filed as Exhibit 10.37 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2000).

10.34	Form of Nonqualified Stock Option Agreement for employees effective October 1, 1998 (filed as Exhibit 10.4 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended June 30, 2003).

10.35+	Form of Nonqualified Stock Option Agreement for directors effective October 25, 1998 (filed as Exhibit 10.39 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2000).

10.36+	Form of Stock Option Agreement for executives effective January 26, 2000 (filed as Exhibit 10.36 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2000).

10.37+	Form of Baker Hughes Incorporated Nonqualified Stock Option Agreement for executive officers, dated January 24, 2001 (filed as Exhibit 10.41 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2001).

10.38	Form of Baker Hughes Incorporated Nonqualified Stock Option Agreement for employees, dated January 30, 2002 (filed as Exhibit 10.43 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2001).

10.39	Form of Baker Hughes Incorporated Incentive Stock Option Agreement for employees, dated January 30, 2002 (filed as Exhibit 10.44 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2001).

10.40+	Form of Baker Hughes Incorporated Stock Option Award Agreements, dated July 24, 2002, with Terms and Conditions for employees and for directors and officers (filed as Exhibit 10.46 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2002).

10.41+	Form of Baker Hughes Incorporated Stock Option Award Agreements, dated January 29, 2003, with Terms and Conditions for employees and for directors and officers (filed as Exhibit 10.47 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2002).

10.42+	Form of Baker Hughes Incorporated Stock Option Award Agreement, dated July 22, 2003, for employees and for directors and officers (filed as Exhibit 10.1 to Quarterly Report on Form 10–Q for the quarter ended June 30, 2003).

10.43+	Form of Baker Hughes Incorporated Stock Option Award Agreements, dated January 28, 2004, with Terms and Conditions for employees and for directors and officers.

10.44+*	Form of Baker Hughes Incorporated Stock Option Award Agreements, dated July 28, 2004, with Terms and Conditions for employees and for directors and officers.

10.45+	Form of Baker Hughes Incorporated Performance Award Agreement, including Terms and Conditions for certain executive officers, dated as of January 1, 2004 (filed as Exhibit 10.4 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended March 31, 2004).

10.46+	Form of Restricted Stock Award Resolution, including Terms and Conditions dated March 2, 2004 (filed as Exhibit 10.3 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended March 31, 2004).

10.47+	Form of Restricted Stock Award Resolution, including Terms and Conditions, dated April 28, 2004 (filed as Exhibit 10.5 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended March 31, 2004).

10.48+*	Form of Baker Hughes Incorporated Stock Option Award Agreements, dated January 26, 2005, with Terms and Conditions for employees and for directors and officers.

10.49+*	Form of Baker Hughes Incorporated Restricted Stock Award Agreement.

10.50+*	Form of Baker Hughes Incorporated Restricted Stock Award Terms and Conditions.

10.51*	Form of Baker Hughes Incorporated Restricted Stock Unit Agreement.

10.52*	Form of Baker Hughes Incorporated Restricted Stock Unit Terms and Conditions.

10.53+*	Compensation Table for Named Executive Officers and Directors.

10.54	Form of Credit Agreement, dated as of July 7, 2003, among Baker Hughes Incorporated and thirteen banks for $500,000,000, in the aggregate for all banks (filed as Exhibit 10.5 to Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended September 30, 2003).

10.55*	Interest Rate Swap Confirmation, dated as of April 7, 2004, and Schedule to the Master Agreement (Multicurrency–Cross Border), dated March 6, 2000.

10.56	Agreement and Plan of Merger among Baker Hughes Incorporated, Baker Hughes Delaware I, Inc. and Western Atlas Inc. dated as of May 10, 1998 (filed as Exhibit 10.30 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2003).

10.57	Tax Sharing Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA Inc. (filed as Exhibit 10.31 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2003).

10.58	Employee Benefits Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA Inc. (filed as Exhibit 10.32 to Annual Report of Baker Hughes Incorporated on Form 10–K for the year ended December 31, 2003).

10.59	Master Formation Agreement by and among the Company, Schlumberger Limited and certain wholly owned subsidiaries of Schlumberger Limited dated as of September 6, 2000 (filed as Exhibit 2.1 to Current Report of Baker Hughes Incorporated on Form 8–K dated September 7, 2000).

10.60	Shareholders’ Agreement by and among Schlumberger Limited, Baker Hughes Incorporated and other parties listed on the signature pages thereto dated November 30, 2000 (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8–K dated November 30, 2000).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chad C. Deaton, Chief Executive Officer, dated February 25, 2005, pursuant to Rule 13a–14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of G. Stephen Finley, Chief Financial Officer, dated February 25, 2005, pursuant to Rule 13a–14(a) of the Securities Exchange Act of 1934, as amended.

32*	Statement of Chad C. Deaton, Chief Executive Officer, and G. Stephen Finley, Chief Financial Officer, dated February 25, 2005, furnished pursuant to Rule 13a–14(b) of the Securities Exchange Act of 1934, as amended.

99.1	Administrative Proceeding, File No. 3–10572, dated September 12, 2001, as issued by the Securities and Exchange Commission (filed as Exhibit 99.1 to Current Report on Form 8–K filed on September 19, 2001).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKER HUGHES INCORPORATED
Date: February 28, 2005	/s/CHAD C. DEATON
Chad C. Deaton
Chairman of the Board and Chief Executive Officer

     KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chad. C. Deaton and G. Stephen Finley, each of whom may act without joinder of the other, as their true and lawful attorneys–in–fact and agents, each with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10–K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys–in–fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys–in–fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/CHAD C. DEATON (Chad C. Deaton)	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 28, 2005
/s/G. STEPHEN FINLEY (G. Stephen Finley)	Senior Vice President – Finance and Administration and Chief Financial Officer (principal financial officer)	February 28, 2005
/s/ALAN J. KEIFER (Alan J. Keifer)	Vice President and Controller (principal accounting officer)	February 28, 2005
/s/LARRY D. BRADY (Larry D. Brady)	Director	February 28, 2005
/s/CLARENCE P. CAZALOT, JR. (Clarence P. Cazalot, Jr.)	Director	February 28, 2005
/s/EDWARD P. DJEREJIAN (Edward P. Djerejian)	Director	February 28, 2005
/s/ANTHONY G. FERNANDES (Anthony G. Fernandes)	Director	February 28, 2005
/s/CLAIRE W. GARGALLI (Claire W. Gargalli)	Director	February 28, 2005
/s/JAMES A. LASH (James A. Lash)	Director	February 28, 2005
/s/JAMES F. MCCALL (James F. McCall)	Director	February 28, 2005
/s/J. LARRY NICHOLS (J. Larry Nichols)	Director	February 28, 2005
/s/H. JOHN RILEY, JR. (H. John Riley, Jr.)	Director	February 28, 2005
/s/CHARLES L. WATSON (Charles L. Watson)	Director	February 28, 2005

Baker Hughes Incorporated

Schedule II – Valuation and Qualifying Accounts

			Deductions
		Additions
	Balance at	Charged to	Reversal of		Charged to	Balance at
	Beginning	Cost and	Prior		Other	End of
(In millions)	of Period	Expenses	Deductions (1)	Write–offs (2)	Accounts (3)	Period

Year ended December 31, 2004:
Reserve for doubtful accounts receivable	$61.8	$21.2	$(19.3)	$(14.4)	$1.2	$50.5
Reserve for inventories	232.5	39.0	–	(59.4)	9.0	221.1

Year ended December 31, 2003:
Reserve for doubtful accounts receivable	66.4	18.2	(9.8)	(13.5)	0.5	61.8
Reserve for inventories	234.5	23.2	–	(36.2)	11.0	232.5

Year ended December 31, 2002:
Reserve for doubtful accounts receivable	65.8	22.9	(3.4)	(19.5)	0.6	66.4
Reserve for inventories	220.1	39.4	–	(27.5)	2.5	234.5

(1)	Represents the reversals of prior accruals as receivables collected.

(2)	Represents the elimination of accounts receivable and inventory deemed uncollectible or worthless.

(3)	Represents reclasses, currency translation adjustments and divestitures.

EXHIBIT INDEX

Each exhibit identified below is filed as a part of this report. Exhibits designated with an “*” are filed as an exhibit to this Annual Report on Form 10-K. Exhibits designated with a “+” are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2002).

3.2	Bylaws of Baker Hughes Incorporated restated as of October 22, 2003 (filed as Exhibit 3.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2003).

4.1	Rights of Holders of the Company’s Long-Term Debt. The Company has no long-term debt instrument with regard to which the securities authorized thereunder equal or exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of its long-term debt instruments to the SEC upon request.

4.2	Restated Certificate of Incorporation (filed as Exhibit 3.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2002).

4.3	Bylaws of Baker Hughes Incorporated restated as of October 31, 2003 (filed as Exhibit 3.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2003).

4.4*	Indenture dated as of May 15, 1994 between Western Atlas Inc. and The Bank of New York, Trustee, providing for the issuance of securities in series.

10.1+	Employment Agreement by and between Baker Hughes Incorporated and Chad C. Deaton dated as of October 25, 2004 (filed as Exhibit 10.3 to Current Report of Baker Hughes Incorporated on Form 8-K filed October 7, 2004).

10.2+	Change in Control Agreement between Baker Hughes Incorporated and Chad C. Deaton dated as of October 25, 2004 (filed as Exhibit 10.2 to Current Report of Baker Hughes Incorporated on Form 8-K filed October 7, 2004).

10.3+	Indemnification Agreement dated as of October 25, 2004 between Baker Hughes Incorporated and Chad C. Deaton (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed on October 7, 2004).

10.4+	Stock Option Agreement issued to Chad C. Deaton on October 25, 2004 in the amount of 75,000 shares of Company Common Stock (filed as Exhibit 10.4 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2004).

10.5+	Agreement regarding restricted stock award issued to Chad C. Deaton on October 25, 2004 in the amount of 80,000 shares of Company Common Stock (filed as Exhibit 10.5 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2004).

10.6+	Agreement regarding restricted stock award issued to James R. Clark on October 27, 2004 in the amount of 40,000 shares of Baker Hughes Incorporated Common Stock (filed as Exhibit 10.7 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2004).

10.7+	Second Amended and Restated Stock Matching Agreement by and between Baker Hughes Incorporated and James R. Clark dated as of October 25, 2004 (filed as Exhibit 10.6 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2004).

10.8+	Form of Severance Agreement, dated as of March 1, 2001, by and between Baker Hughes Incorporated and certain executives, executed by James R. Clark (dated March 1, 2001) and William P. Faubel (dated May 29, 2001) (filed as Exhibit 10.42 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

10.9+	Severance Agreement between Baker Hughes Incorporated and G. Stephen Finley dated as of July 23, 1997 (filed as Exhibit 10.3 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2002).

10.10+	Form of Amendment 1 to Severance Agreement between Baker Hughes Incorporated and G. Stephen Finley effective November 11, 1998 (filed as Exhibit 10.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2003).

10.11+	Severance Agreement between Baker Hughes Incorporated and Alan R. Crain, Jr. dated as of October 25, 2000 (filed as Exhibit 10.6 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

10.12+	Severance Agreement between Baker Hughes Incorporated and Greg Nakanishi dated as of November 1, 2000 (filed as Exhibit 10.7 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

10.13+	Severance Agreement, dated as of July 23, 1997, by and between Baker Hughes Incorporated and Edwin C. Howell, as amended by Amendment 1 to Severance Agreement, effective November 11, 1998 (filed as Exhibit 10.39 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

10.14+	Severance Agreement, dated as of December 3, 1997, by and between Baker Hughes Incorporated and Douglas J. Wall, as amended by Amendment 1 to Severance Agreement, effective November 11, 1998 (filed as Exhibit 10.40 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

10.15+	Form of Change in Control Severance Plan (filed as Exhibit 10.8 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.16+	Form of Change in Control Severance Agreement between Baker Hughes Incorporated and Ray A. Ballantyne, David H. Barr and John A. O’Donnell effective as of July 28, 2004, and with James R. Clark, Alan R. Crain, Jr., William P. Faubel, G. Stephen Finley, Edwin C. Howell, Greg Nakanishi and Douglas J. Wall to be effective as of January 1, 2006 and with Chris P. Beaver, Paul S. Butero and Martin S. Craighead effective as of February 28, 2005 (filed as Exhibit 10.8 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2004).

10.17+	Form of Indemnification Agreement between Baker Hughes Incorporated and each of the directors and executive officers (filed as Exhibit 10.4 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.18+	Baker Hughes Incorporated Director Retirement Policy for Certain Members of the Board of Directors (filed as Exhibit 10.10 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.19+	Baker Hughes Incorporated Director Compensation Deferral Plan, as amended and restated effective as of July 24, 2002 (filed as Exhibit 10.16 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2002).

10.20+	Baker Hughes Incorporated Executive Severance Plan (effective November 1, 2002) (filed as Exhibit 10.13 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2002).

10.21	1995 Employee Annual Incentive Compensation Plan, as amended by Amendment No. 1997-1 to the 1995 Employee Annual Incentive Compensation Plan and as amended by Amendment No. 1999-1 to the 1995 Employee Annual Incentive Compensation Plan (filed as Exhibit 10.17 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2002).

10.22+	Baker Hughes Incorporated Supplemental Retirement Plan, as amended and restated effective as of January 1, 2003 (filed as Exhibit 10.12 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2002).

10.23+	First Amendment to Baker Hughes Incorporated Supplemental Retirement Plan, effective July 23, 2003 (filed as Exhibit 10.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q filed for the quarter ended September 30, 2003).

10.24	Long Term Incentive Plan, as amended by Amendment No. 1999-1 to Long Term Incentive Plan (filed as Exhibit 10.18 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2002).

10.25	Baker Hughes Incorporated 1998 Employee Stock Option Plan, as amended by Amendment No. 1999-1 to 1998 Employee Stock Option Plan (filed as Exhibit 10.3 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2003).

10.26	Baker Hughes Incorporated 2002 Employee Long-Term Incentive Plan (filed as Exhibit 4.4 to Registration Statement No. 333-87372 on Form S-8 filed May 1, 2002).

10.27+	Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan (filed as Exhibit 10.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2003).

10.28	Baker Hughes Incorporated Employee Stock Purchase Plan, as amended and restated, effective as of March 3, 2003 (filed as Exhibit 10.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2003).

10.29	Baker Hughes Incorporated Pension Plan effective as of January 1, 2002, as amended by First Amendment, effective January 1, 2002 (filed as Exhibit 10.51 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2002).

10.30	Form of Nonqualified Stock Option Agreement for employees effective October 25, 1995 (filed as Exhibit 10.27 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

10.31	Form of Incentive Stock Option Agreement for employees effective October 25, 1995 (filed as Exhibit 10.28 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

10.32+	Form of Nonqualified Stock Option Agreement for directors effective October 25, 1995 (filed as Exhibit 10.26 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

10.33+	Form of Stock Option Agreement for executive officers effective October 1, 1998 (filed as Exhibit 10.37 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

10.34	Form of Nonqualified Stock Option Agreement for employees effective October 1, 1998 (filed as Exhibit 10.4 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2003).

10.35+	Form of Nonqualified Stock Option Agreement for directors effective October 25, 1998 (filed as Exhibit 10.39 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

10.36+	Form of Stock Option Agreement for executives effective January 26, 2000 (filed as Exhibit 10.36 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

10.37+	Form of Baker Hughes Incorporated Nonqualified Stock Option Agreement for executive officers, dated January 24, 2001 (filed as Exhibit 10.41 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

10.38	Form of Baker Hughes Incorporated Nonqualified Stock Option Agreement for employees, dated January 30, 2002 (filed as Exhibit 10.43 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

10.39	Form of Baker Hughes Incorporated Incentive Stock Option Agreement for employees, dated January 30, 2002 (filed as Exhibit 10.44 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

10.40+	Form of Baker Hughes Incorporated Stock Option Award Agreements, dated July 24, 2002, with Terms and Conditions for employees and for directors and officers (filed as Exhibit 10.46 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2002).

10.41+	Form of Baker Hughes Incorporated Stock Option Award Agreements, dated January 29, 2003, with Terms and Conditions for employees and for directors and officers (filed as Exhibit 10.47 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2002).

10.42+	Form of Baker Hughes Incorporated Stock Option Award Agreement, dated July 22, 2003, for employees and for directors and officers (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.43+	Form of Baker Hughes Incorporated Stock Option Award Agreements, dated January 28, 2004, with Terms and Conditions for employees and for directors and officers.

10.44+*	Form of Baker Hughes Incorporated Stock Option Award Agreements, dated July 28, 2004, with Terms and Conditions for employees and for directors and officers.

10.45+	Form of Baker Hughes Incorporated Performance Award Agreement, including Terms and Conditions for certain executive officers, dated as of January 1, 2004 (filed as Exhibit 10.4 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2004).

10.46+	Form of Restricted Stock Award Resolution, including Terms and Conditions dated March 2, 2004 (filed as Exhibit 10.3 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2004).

10.47+	Form of Restricted Stock Award Resolution, including Terms and Conditions, dated April 28, 2004 (filed as Exhibit 10.5 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2004).

10.48+*	Form of Baker Hughes Incorporated Stock Option Award Agreements, dated January 26, 2005, with Terms and Conditions for employees and for directors and officers.

10.49+*	Form of Baker Hughes Incorporated Restricted Stock Award Agreement.

10.50+*	Form of Baker Hughes Incorporated Restricted Stock Award Terms and Conditions.

10.51*	Form of Baker Hughes Incorporated Restricted Stock Unit Agreement.

10.52*	Form of Baker Hughes Incorporated Restricted Stock Unit Terms and Conditions.

10.53+*	Compensation Table for Named Executive Officers and Directors.

10.54	Form of Credit Agreement, dated as of July 7, 2003, among Baker Hughes Incorporated and thirteen banks for $500,000,000, in the aggregate for all banks (filed as Exhibit 10.5 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2003).

10.55*	Interest Rate Swap Confirmation, dated as of April 7, 2004, and Schedule to the Master Agreement (Multicurrency-Cross Border), dated March 6, 2000.

10.56	Agreement and Plan of Merger among Baker Hughes Incorporated, Baker Hughes Delaware I, Inc. and Western Atlas Inc. dated as of May 10, 1998 (filed as Exhibit 10.30 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.57	Tax Sharing Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA Inc. (filed as Exhibit 10.31 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.58	Employee Benefits Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA Inc. (filed as Exhibit 10.32 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.59	Master Formation Agreement by and among the Company, Schlumberger Limited and certain wholly owned subsidiaries of Schlumberger Limited dated as of September 6, 2000 (filed as Exhibit 2.1 to Current Report of Baker Hughes Incorporated on Form 8-K dated September 7, 2000).

10.60	Shareholders’ Agreement by and among Schlumberger Limited, Baker Hughes Incorporated and other parties listed on the signature pages thereto dated November 30, 2000 (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K dated November 30, 2000).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chad C. Deaton, Chief Executive Officer, dated February 25, 2005, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of G. Stephen Finley, Chief Financial Officer, dated February 25, 2005, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32*	Statement of Chad C. Deaton, Chief Executive Officer, and G. Stephen Finley, Chief Financial Officer, dated February 25, 2005, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

99.1	Administrative Proceeding, File No. 3-10572, dated September 12, 2001, as issued by the Securities and Exchange Commission (filed as Exhibit 99.1 to Current Report on Form 8-K filed on September 19, 2001).