Form 10-Q
period 2005-03-31
BAKER HUGHES INC
filed 2005-05-05
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b–2 of the Exchange Act).

YES ☑ NO ☐

As of April 29, 2005, the registrant has outstanding 338,797,551 shares of Common Stock, $1 par value per share.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Baker Hughes Incorporated

Consolidated Condensed Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004

Revenues	$1,650.6	$1,387.6

Costs and expenses:
Cost of revenues	1,160.3	1,015.2
Selling, general and administrative	221.7	213.1

Total	1,382.0	1,228.3

Operating income	268.6	159.3
Equity in income of affiliates	20.5	8.9
Interest expense	(21.2)	(25.3)
Interest income	4.5	1.2

Income from continuing operations before income taxes	272.4	144.1
Income taxes	(92.6)	(49.7)

Income from continuing operations	179.8	94.4
Income from discontinued operations, net of tax	—	0.2

Net income	$179.8	$94.6

Basic earnings per share:
Income from continuing operations	$0.53	$0.28
Income from discontinued operations	—	—

Net income	$0.53	$0.28

Diluted earnings per share:
Income from continuing operations	$0.53	$0.28
Income from discontinued operations	—	—

Net income	$0.53	$0.28

Cash dividends per share	$0.115	$0.115

See accompanying notes to consolidated condensed financial statements.

Baker Hughes Incorporated

Consolidated Condensed Balance Sheets
(In millions)

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash and cash equivalents	$286.1	$319.0
Accounts receivable, net	1,408.8	1,356.1
Inventories	1,064.2	1,035.2
Deferred income taxes	183.4	199.7
Other current assets	53.4	56.6

Total current assets	2,995.9	2,966.6

Investments in affiliates	695.8	678.1
Property, net	1,309.5	1,334.1
Goodwill	1,266.6	1,267.0
Intangible assets, net	152.0	155.1
Other assets	428.2	420.4

Total assets	$6,848.0	$6,821.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$444.8	$454.3
Short–term borrowings and current portion of long–term debt	25.5	76.0
Accrued employee compensation	260.4	368.8
Income taxes	118.5	104.8
Other accrued liabilities	213.5	226.3

Total current liabilities	1,062.7	1,230.2

Long–term debt	1,076.8	1,086.3
Deferred income taxes and other tax liabilities	231.6	231.9
Pensions and postretirement benefit obligations	309.6	308.3
Other liabilities	80.2	69.2

Stockholders’ equity:
Common stock	338.7	336.6
Capital in excess of par value	3,205.2	3,127.8
Retained earnings	687.0	545.9
Accumulated other comprehensive loss	(128.6)	(109.8)
Unearned compensation	(15.2)	(5.1)

Total stockholders’ equity	4,087.1	3,895.4

Total liabilities and stockholders’ equity	$6,848.0	$6,821.3

See accompanying notes to consolidated condensed financial statements.

Baker Hughes Incorporated

Consolidated Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004

Cash flows from operating activities:
Income from continuing operations	$179.8	$94.4
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	92.4	93.3
Amortization of deferred gains on derivatives	(1.7)	(2.3)
Amortization on unearned compensation	1.7	—
Provision (benefit) for deferred income taxes	23.1	(4.7)
Gain on disposal of assets	(8.4)	(12.4)
Equity in income of affiliates	(20.5)	(8.9)
Changes in:
Accounts receivable	(66.0)	0.9
Inventories	(36.4)	(53.0)
Accounts payable	(7.9)	40.8
Accrued employee compensation and other current liabilities	(102.5)	(9.7)
Other	6.7	1.0

Net cash flows from continuing operations	60.3	139.4
Net cash flows from discontinued operations	—	(2.1)

Net cash flows from operating activities	60.3	137.3

Cash flows from investing activities:
Expenditures for capital assets	(85.6)	(82.3)
Investment in affiliates	—	(1.0)
Proceeds from sale of business and investment in affiliate	—	34.0
Proceeds from disposal of assets	20.6	20.2

Net cash flows from continuing operations	(65.0)	(29.1)
Net cash flows from discontinued operations	—	(0.2)

Net cash flows from investing activities	(65.0)	(29.3)

Cash flows from financing activities:
Net repayments of commercial paper and other short–term debt	(50.8)	(30.5)
Proceeds from issuance of common stock	60.6	17.4
Dividends	(38.7)	(38.2)

Net cash flows from financing activities	(28.9)	(51.3)

Effect of foreign exchange rate changes on cash	0.7	0.6

Increase (decrease) in cash and cash equivalents	(32.9)	57.3
Cash and cash equivalents, beginning of period	319.0	98.4

Cash and cash equivalents, end of period	$286.1	$155.7

Income taxes paid	$52.2	$17.2
Interest paid	$35.1	$32.1

See accompanying notes to consolidated condensed financial statements.

Baker Hughes Incorporated

Notes to Consolidated Condensed Financial Statements

NOTE 1. GENERAL

Nature of Operations

     Baker Hughes Incorporated (“we,” “our” or “us”) is engaged in the oilfield services industry. We are a major supplier of wellbore related products and technology services and systems to the worldwide oil and natural gas industry and provide products and services for drilling, formation evaluation, completion and production of oil and natural gas wells.

Basis of Presentation

     Our unaudited consolidated condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited consolidated condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. These unaudited consolidated condensed financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10–K for the year ended December 31, 2004. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

     In the notes to the unaudited consolidated condensed financial statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated.

     Certain reclassifications have been made to the prior year’s consolidated condensed financial statements to conform with the current period presentation.

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

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued the revised SFAS No. 123, Share–Based Payment (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant–date fair value of the award. That cost will be recognized over the period in which an employee is required to provide service in exchange for the award. SFAS No. 123R also requires a public entity to initially measure the cost of employee services rendered in exchange for an award of liability instruments at its current fair value. The fair value of that award is to be remeasured subsequently at each reporting date through the settlement date. Changes in the fair value during the required service period are to be recognized as compensation cost over that period.

     SFAS No. 123R also clarified the accounting related to estimating the service period for employees that are, or become, retirement eligible during the vesting period, requiring that the recognition of compensation expense for these employees be accelerated. This impacts the timing of pro forma expense recognition, but not the total expense to be recognized over the vesting period. The cumulative effect of this clarification is $11.8 million, net of tax, and relates only to stock option awards. This amount is included in our pro forma disclosure for stock–based compensation for the three months ended March 31, 2005.

Baker Hughes Incorporated
Notes to Consolidated Condensed Financial Statements (continued)

     If we had recognized compensation expense as if the fair value based method had been applied to all awards as provided for under SFAS No. 123, our pro forma net income, earnings per share (“EPS”) and stock–based compensation cost would have been as follows:

	Three Months Ended
	March 31,
	2005	2004

Net income, as reported	$179.8	$94.6
Add: Stock–based compensation for restricted stock awards included in reported net income, net of tax	1.3	0.2
Deduct: Stock–based compensation determined under the fair value method, net of tax	(17.7)	(4.9)

Pro forma net income	$163.4	$89.9

Basic EPS
As reported	$0.53	$0.28
Pro forma	0.48	0.27
Diluted EPS
As reported	$0.53	$0.28
Pro forma	0.48	0.27

     These pro forma calculations may not be indicative of future amounts since additional awards in future years are anticipated.

     In April 2005, the Securities and Exchange Commission (“SEC”) adopted a rule that defers the required effective date of SFAS No. 123R. The SEC rule provides that SFAS No. 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005. We are currently in the process of evaluating different option pricing models and the impact of SFAS No. 123R on our consolidated condensed financial statements. We will adopt SFAS No. 123R on January 1, 2006.

NOTE 3. DISCONTINUED OPERATIONS

     In September 2004, we completed the sale of Baker Hughes Mining Tools (“BHMT”), a product line group within the Drilling and Evaluation segment that manufactured rotary drill bits used in the mining industry. In January 2004, we completed the sale of BIRD Machine (“BIRD”), the remaining division of the former Process segment, and received $5.6 million in proceeds, which were subject to post–closing adjustments to the purchase price, and retained certain accounts receivable, inventories and other assets.

Baker Hughes Incorporated
Notes to Consolidated Condensed Financial Statements (continued)

     We have reclassified our consolidated condensed financial statements for all prior periods presented to reflect these operations as discontinued. Summarized financial information from discontinued operations is as follows:

Three Months
Ended
March 31,
2004

Revenues:
BHMT	$11.3
BIRD	1.6

Total	$12.9

Income (loss) before income taxes:
BHMT	$1.4
BIRD	(0.3)

Total	1.1

Income taxes:
BHMT	(0.5)
BIRD	0.1

Total	(0.4)

Income (loss) before loss on disposal:
BHMT	0.9
BIRD	(0.2)

Total	0.7

Loss on disposal, net of tax:
BHMT	—
BIRD	(0.5)

Total	(0.5)

Income from discontinued operations	$0.2

NOTE 4. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to owners. The components of our comprehensive income (loss), net of related tax, are as follows:

	Three Months Ended
	March 31,
	2005	2004

Net income	$179.8	$94.6
Other comprehensive income (loss):
Foreign currency translation adjustments	(16.9)	(8.3)
Net loss of derivative instruments	(1.9)	—

Total comprehensive income	$161.0	$86.3

     Total accumulated other comprehensive loss consisted of the following:

	March 31,	December 31,
	2005	2004

Foreign currency translation adjustments	$(69.3)	$(52.4)
Pension adjustment	(57.3)	(57.3)
Net loss on derivative instruments	(2.0)	(0.1)

Total accumulated other comprehensive loss	$(128.6)	$(109.8)

Baker Hughes Incorporated
Notes to Consolidated Condensed Financial Statements (continued)

NOTE 5. EARNINGS PER SHARE

     A reconciliation of the number of shares used for the basic and diluted EPS calculation is as follows:

	Three Months Ended
	March 31,
	2005	2004

Weighted average common shares outstanding for basic EPS	337.7	332.4
Effect of dilutive securities – stock plans	1.8	1.7

Adjusted weighted average common shares outstanding for diluted EPS	339.5	334.1

Future potentially dilutive shares excluded from diluted EPS:
Options with an exercise price greater than average market price for the period	1.8	5.7

NOTE 6. INVENTORIES

     Inventories are comprised of the following:

	March 31,	December 31,
	2005	2004

Finished goods	$882.6	$869.5
Work in process	117.7	107.6
Raw materials	63.9	58.1

Total	$1,064.2	$1,035.2

NOTE 7. INVESTMENTS IN AFFILIATES

     We have investments in affiliates that are accounted for using the equity method of accounting. The most significant of these affiliates is WesternGeco, a seismic venture in which we own 30% and Schlumberger Limited (“Schlumberger”) owns 70%. Summarized unaudited operating results for WesternGeco are as follows:

	Three Months Ended
	March 31,
	2005	2004

Revenues	$378.1	$312.7
Operating income	62.5	32.3
Net income	56.3	28.5

     The summarized unaudited financial position of WesternGeco is as follows:

	March 31,	December 31,
	2005	2004

Current assets	$808.2	$713.7
Noncurrent assets	1,115.1	1,147.9

Total assets	$1,923.3	$1,861.6

Current liabilities	$405.9	$402.2
Noncurrent liabilities	103.8	100.7
Stockholders’ equity	1,413.6	1,358.7

Total liabilities and stockholders’ equity	$1,923.3	$1,861.6

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

Baker Hughes Incorporated
Notes to Consolidated Condensed Financial Statements (continued)

     In conjunction with the formation of WesternGeco in November 2000, we entered into an agreement with Schlumberger whereby a cash true–up payment will be made by either of the parties based on a formula comparing the ratio of the net present value of sales revenue from each party’s contributed multiclient seismic data libraries during the four–year period ending November 30, 2004 and the ratio of the net book value of those libraries as of November 30, 2000. The maximum payment that either party will be required to make as a result of this adjustment is $100.0 million. We currently estimate that Schlumberger will make a payment to us in the range of $9.0 million to $11.5 million, pending final determination of the adjustment. When received, this payment will be recorded as a reduction to the carrying value of our investment in WesternGeco. This payment will be taxable when received and the tax effect will be recorded as current income tax expense.

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

NOTE 8. PROPERTY

     Property is comprised of the following:

	March 31,	December 31,
	2005	2004

Land	$40.6	$40.8
Buildings and improvements	620.2	618.1
Machinery and equipment	1,960.7	1,960.6
Rental tools and equipment	1,108.6	1,097.5

Total property	3,730.1	3,717.0
Accumulated depreciation	(2,420.6)	(2,382.9)

Property – net	$1,309.5	$1,334.1

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill are detailed below by segment:

	Drilling	Completion
	and	and
	Evaluation	Production	Total

Balance as of December 31, 2004	$902.9	$364.1	$1,267.0
Translation adjustments and other	(0.4)	—	(0.4)

Balance as of March 31, 2005	$902.5	$364.1	$1,266.6

     Intangible assets are comprised of the following:

	March 31, 2005			December 31, 2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Technology based	$189.8	$(61.1)	$128.7	$190.2	$(58.8)	$131.4
Contract based	11.0	(5.4)	5.6	11.0	(4.8)	6.2
Marketing related	6.1	(5.3)	0.8	6.1	(5.6)	0.5
Customer based	0.6	(0.2)	0.4	0.6	(0.2)	0.4
Other	1.2	(0.9)	0.3	1.2	(0.8)	0.4

Total amortizable intangible assets	208.7	(72.9)	135.8	209.1	(70.2)	138.9
Marketing related intangible asset with an indefinite useful life	16.2	—	16.2	16.2	—	16.2

Total	$224.9	$(72.9)	$152.0	$225.3	$(70.2)	$155.1

Baker Hughes Incorporated
Notes to Consolidated Condensed Financial Statements (continued)

     Intangible assets are amortized either on a straight–line basis with estimated useful lives ranging from 1 to 20 years, or on a basis that reflects the pattern in which the economic benefits of the intangible assets are consumed, which range from 15 to 30 years.

     Amortization expense for intangible assets for the three months ended March 31, 2005 was $3.8 million and is estimated to be $14.8 million for 2005. Estimated amortization expense for each of the subsequent five fiscal years is expected to be within the range of $8.3 million to $14.5 million.

NOTE 10. FINANCIAL INSTRUMENTS

Interest Rate Swap Agreement

     In April 2004, we entered into an interest rate swap agreement for a notional amount of $325.0 million associated with our 6.25% Notes due January 2009. Under this agreement, we receive interest at a fixed rate of 6.25% and pay interest at a floating rate of six–month LIBOR plus a spread of 2.741%. The interest rate swap agreement has been designated and qualifies as a fair value hedging instrument. The interest rate swap agreement is fully effective, resulting in no gain or loss recorded in the consolidated condensed statement of operations. At March 31, 2005, we recorded the fair value of the interest rate swap agreement, which was a $10.2 million liability and is reported in other liabilities in the consolidated condensed balance sheet. The fair value was based on quoted market prices for contracts with similar terms and maturity dates. The offset of this liability is reported in long-term debt in the consolidated condensed balance sheet and had the effect of reducing the carrying amount of the 6.25% Notes due January 2009 by $10.2 million.

Foreign Currency Forward Contracts

     At March 31, 2005, we had entered into several foreign currency forward contracts with notional amounts aggregating $73.0 million to hedge exposure to currency fluctuations in various foreign currencies, including the British Pound Sterling, the Norwegian Krone, the Euro and the Brazilian Real. These contracts are designated and qualify as fair value hedging instruments. Based on quoted market prices as of March 31, 2005 for contracts with similar terms and maturity dates, we recorded a loss of $0.3 million to adjust these foreign currency forward contracts to their fair market value. This loss offsets designated foreign exchange gains resulting from the underlying exposures and is included in selling, general and administrative expense in our consolidated condensed statement of operations.

     At March 31, 2005, we had also entered into several foreign currency forward contracts with notional amounts aggregating $238.6 million to hedge exposure to currency fluctuations in various foreign currencies, including the British Pound Sterling, the Euro and the Canadian Dollar. These exposures arise when local currency operating expenses are not in balance with local currency revenue collections. The funding of such imbalances is supported by short–term intercompany borrowing commitments that have definitive amounts and funding dates. The borrowing commitments are scheduled to be funded on or before December 31, 2005. These foreign currency forward contracts are designated as cash flow hedging instruments and are fully effective. Based on quoted market prices as of March 31, 2005 for contracts with similar terms and maturity dates, we recorded a loss of $1.4 million, net of tax of $0.9 million, to adjust these foreign currency forward contracts to their fair market value. This loss is included in other comprehensive income in the consolidated condensed balance sheet.

NOTE 11. SEGMENT AND RELATED INFORMATION

     During the first quarter of 2005, we reorganized our operating divisions into two separate groups; the Drilling and Evaluation group, which consists of the Baker Atlas, Baker Hughes Drilling Fluids, Hughes Christensen and INTEQ divisions, and the Completion and Production group, which consists of the Baker Oil Tools, Baker Petrolite and Centrilift divisions. The reorganization was done to align product lines based on the types of products and services provided to our customers, to provide additional focus on our product lines and technology and to be able to more effectively serve our customers.

     Accordingly, beginning with the first quarter of 2005, we are reporting our results under three segments; Drilling and Evaluation, Completion and Production and WesternGeco, a seismic joint venture with Schlumberger, which is accounted for using the equity method of accounting. Divisions in the Drilling and Evaluation segment generally provide services and products used directly in the drilling and formation evaluation of oil and natural gas wells. Divisions in the Completion and Production segment provide services and products used to complete wells, rework existing wells and enhance or initiate production from new wells. We have aggregated the divisions within each segment because they have similar economic characteristics and because the long-term financial performance of these divisions is affected by similar economic conditions. They also operate in the same markets, which includes all

Baker Hughes Incorporated
Notes to Consolidated Condensed Financial Statements (continued)

of the major oil and natural gas producing regions of the world. The results of each segment are evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. All prior period segment information has been restated to reflect these changes.

     The performance of our segments is evaluated based on segment profit (loss), which is defined as income from continuing operations before income taxes and interest income and expense. Summarized financial information is shown in the following table. The “Corporate and Other” column includes corporate–related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to the segments.

	Drilling	Completion and		Total	Corporate
	and Evaluation	Production	WesternGeco	Oilfield	and Other	Total

Revenues
Three months ended March 31, 2005	$839.3	$810.9		$1,650.2	$0.4	$1,650.6
Three months ended March 31, 2004	688.7	698.6		1,387.3	0.3	1,387.6

Segment profit (loss)
Three months ended March 31, 2005	$158.5	$153.7	$19.3	331.5	$(59.1)	$272.4
Three months ended March 31, 2004	97.3	106.1	9.0	212.4	(68.3)	144.1

Total assets
As of March 31, 2005	$2,977.0	$2,725.2	$636.7	$6,338.9	$509.1	$6,848.0
As of December 31, 2004	2,932.3	2,671.4	620.1	6,223.8	597.5	6,821.3

     The following table presents the details of “Corporate and Other” segment loss:

	Three Months Ended
	March 31,
	2005	2004

Corporate and other expenses	$(42.4)	$(44.2)
Interest, net	(16.7)	(24.1)

Total	$(59.1)	$(68.3)

NOTE 12. EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans

     We have noncontributory defined benefit pension plans (“Pension Benefits”) covering employees primarily in the U.S., the U.K. and Germany. The components of net periodic benefit cost are as follows:

	U.S. Pension Benefits		Non–U.S. Pension Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

Service cost	$5.7	$5.1	$0.6	$0.5
Interest cost	3.0	2.7	3.6	3.1
Expected return on plan assets	(6.4)	(5.1)	(3.4)	(2.2)
Recognized actuarial loss	0.6	1.0	0.7	1.0

Net periodic benefit cost	$2.9	$3.7	$1.5	$2.4

Baker Hughes Incorporated
Notes to Consolidated Condensed Financial Statements (continued)

Postretirement Welfare Benefits

     We provide certain postretirement health care and life insurance benefits to substantially all U.S. employees who retire and have met certain age and service requirements. The components of net periodic benefit cost are as follows:

	Three Months Ended
	March 31,
	2005	2004

Service cost	$1.6	$1.4
Interest cost	2.4	2.6
Amortization of prior service cost	0.1	0.2
Recognized actuarial loss	0.5	0.5

Net periodic benefit cost	$4.6	$4.7

NOTE 13. GUARANTEES

     In the normal course of business with customers, vendors and others, we have entered into off–balance sheet arrangements, such as letters of credit and other bank issued guarantees, which totaled approximately $314.5 million at March 31, 2005. We have also guaranteed debt and other obligations of third parties with a maximum exposure of $7.1 million at March 31, 2005. None of the off–balance sheet arrangements either has, or is likely to have, a material effect on our consolidated condensed financial statements.

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

     The changes in the aggregate product warranty liabilities are as follows:

Balance as of December 31, 2004	$16.6
Claims paid	(1.8)
Additional warranties issued	2.3
Revisions in estimates for previously issued warranties	(0.1)
Other	0.7

Balance as of March 31, 2005	$17.7

NOTE 14. NEW ACCOUNTING STANDARDS

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

     In December 2004, the FASB issued FASB Staff Position No. 109–1 (“FSP 109–1”), Application of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which provides guidance on the recently enacted American Jobs Creation Act of 2004 (the “Act”). The Act provides a tax deduction for income from qualified domestic production activities. FSP 109–1 provides for the treatment of the deduction as a special deduction as described in SFAS No. 109. As such, the deduction will have no effect on existing deferred tax

Baker Hughes Incorporated
Notes to Consolidated Condensed Financial Statements (continued)

assets and liabilities. The impact of the deduction is to be reported in the period in which the deduction is claimed on our U.S. tax return. We do not expect that this deduction will have a material impact on our effective tax rate in future years. We adopted FSP 109–1 on January 1, 2005.

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

     In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the provisions of FIN 47 and will adopt FIN 47 in the fourth quarter of 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated condensed financial statements and the related notes thereto, as well as our Annual Report on Form 10–K for the year ended December 31, 2004.

EXECUTIVE SUMMARY

     We are a leading provider of drilling, formation evaluation, completion and production products and services to the worldwide oil and natural gas industry. We compete as one of the three largest diversified oilfield services companies. Prior to 2005, we operated under one segment – Oilfield – that aggregated our seven product–line focused divisions and WesternGeco, our seismic joint venture with Schlumberger Limited (“Schlumberger”). During the first quarter of 2005, we reorganized our operating divisions into two separate groups; the Drilling and Evaluation group, which consists of the Baker Atlas, Baker Hughes Drilling Fluids, Hughes Christensen and INTEQ divisions, and the Completion and Production group, which consists of the Baker Oil Tools, Baker Petrolite and Centrilift divisions. The reorganization was done to align product lines based on the types of products and services provided to our customers, to provide additional focus on our product lines and technology and to be able to more effectively serve our customers. Accordingly, beginning with the first quarter of 2005, we are reporting our results under three segments — Drilling and Evaluation, Completion and Production and WesternGeco.

•	The Drilling and Evaluation segment consists of Baker Hughes Drilling Fluids (drilling fluids), Hughes Christensen (oilfield drill bits), INTEQ (drilling, measurement–while–drilling and logging–while–drilling) and Baker Atlas (wireline formation evaluation and wireline completion services). The Drilling and Evaluation segment provides products and services used to drill oil and natural gas wells.

•	The Completion and Production segment consists of Baker Oil Tools (workover, fishing and completion equipment), Baker Petrolite (oilfield specialty chemicals) and Centrilift (electric submersible pumps and progressing cavity pumps). The Completion and Production segment provides equipment and services used from the completion through the productive life of the oil and natural gas wells.

•	The WesternGeco segment consists of our equity interest in WesternGeco.

     We operate in over 90 countries and our headquarters are in Houston, Texas. We have significant manufacturing operations in various countries including, but not limited to, the United States (Texas, Oklahoma, and Louisiana), Scotland (Aberdeen), Germany (Celle), Northern Ireland (Belfast) and Venezuela (Maracaibo).

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

     The primary driver of our business is our customers’ capital and operating expenditures dedicated to exploring and drilling for and developing and producing oil and natural gas. Our business is cyclical and is dependent upon our customers’ forecasts of future oil and natural gas prices, future economic growth and hydrocarbon demand and estimates of future oil and natural gas production. In the first quarter of 2005, our customers’ spending directed to both worldwide oil, and North American oil and natural gas projects, increased compared with the first quarter of 2004. These increases were driven by the perceived, multi–year requirement to find, develop and produce more hydrocarbons to meet the growth in demand, offset production declines, increase inventory levels and rebuild excess productive capacity. The increases were supported by historically high oil and natural gas prices. Our customers’ spending on oil projects is expected to continue to grow in 2005 and in the near future, with a bias towards those projects in the Middle East, Russia and the Caspian region and Africa. Spending in North America is dominated by spending on natural gas projects. In North America, customer spending is expected to continue to grow in 2005 compared with 2004 levels, which were the highest in over two decades.

     In the first quarter of 2005, we reported revenues of $1,650.6 million, a 19.0% increase compared with the first quarter of 2004. Net income for the first quarter of 2005 was $179.8 million compared with $94.6 million in the first quarter of 2004.

     During the first quarter of 2005, the Baker Hughes rig count continued to increase, as oil and natural gas companies around the world recognized the need to increase productive capacity to meet the growing demand for hydrocarbons. Oil and natural gas prices were at historic highs in the first quarter of 2005, reflecting strong demand and relatively low excess productive capacity. In the first quarter of 2005, our revenues increased 19.0% compared with the first quarter of 2004, outpacing the 9.5% increase in the worldwide average rig count for the first quarter of 2005 compared with the first quarter of 2004. In addition to the growth in our revenues from increased activity, we also increased our revenues through pricing improvements and increased market share in certain product lines. In North America, our revenues for the first quarter of 2005 increased 21.0% compared with the first quarter of 2004, while the rig count increased 9.4% for the first quarter of 2005 compared with the first quarter of 2004, driven primarily by land–based drilling for natural gas. Outside North America, our revenues in the first quarter of 2005 increased 17.4% compared with the first quarter of 2004, while the rig count increased 9.8% for the first quarter of 2005 compared with the first quarter of 2004. Revenue growth was particularly noteworthy in Russia and the Caspian region, Latin America, the Middle East, Africa and Asia. Our European revenues in the first quarter of 2005 increased 5.3% compared with the first quarter of 2004 despite a 17.1% drop in the North Sea rig count.

     The execution of our 2005 business plan and the ability to meet our 2005 financial objectives are dependent on a number of factors. These factors include, but are not limited to, our ability to: manage raw material and component costs (especially steel alloys, copper and chemicals) which are expected to increase in 2005 compared with 2004; manage the reorganization of our business into three segments; continue to make ongoing improvements in the productivity of our manufacturing organization; recruit, train and retain the skilled and diverse workforce necessary to meet our business needs; expand our business in areas that are growing rapidly (such as Russia and the Caspian region and the Middle East) with customers whose spending is expected to increase substantially (such as NOCs), and in areas in which we are underrepresented (such as the Middle East); and realize price increases commensurate with the value we provide to our customers and in excess of the increase in raw material and labor costs. For a full discussion of risk factors and forward–looking statements, please see the “Risk Factors Related to the Worldwide Oil and Natural Gas Industry”, “Risk Factors Related to Our Business” and “Forward–Looking Statements” sections contained herein.

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

     Rigs in the U.S. are counted as active if, on the day the count is taken, the well being drilled has been started, drilling has not been completed and the well is anticipated to be of sufficient depth to be a potential consumer of our drill bits, which depth may change from time to time and varies from region to region. Rigs in Canada are counted as active if data obtained by the Canadian Association of Oilwell Drillers and Contractors indicates that drilling operations have occurred during the week and we are able to verify this information. In most international areas, rigs are counted as active if drilling operations have taken place for at least 15 days during the month. The rig count does not include rigs that are in transit from one location to another, are rigging up, are being used in non–drilling activities, including production testing, completion and workover, or are not significant consumers of drill bits. In some active international areas where better data is available, a weekly or daily average of active rigs is taken. In those international areas where there is poor availability of data, the rig counts are estimated from third party data.

     Our rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended
	March 31,
	2005	2004

U.S. – land and inland waters	1,178	1,021
U.S. – offshore	101	97
Canada	521	528

North America	1,800	1,646

Latin America	313	273
North Sea	34	41
Other Europe	27	33
Africa	51	46
Middle East	240	219
Asia Pacific	211	186

Outside North America	876	798

Worldwide	2,676	2,444

U.S. Workover Rigs	1,261	1,190

     The U.S. – land and inland waters rig count increased 15.4% in the first quarter of 2005 compared with the first quarter of 2004 due to the increase in drilling for natural gas. The U.S. – offshore rig count increased 4.1% in the first quarter of 2005 compared with the first quarter of 2004 primarily related to an increased level of spending, in part related to hurricane–deferred spending from the third and fourth quarters of 2004. The Canadian rig count decreased 1.3% in the first quarter of 2005 compared with the first quarter of 2004 primarily as a result of a weather–shortened winter/spring drilling season.

     Outside North America, the rig count increased 9.8% in the first quarter of 2005 compared with the first quarter of 2004. The rig count in Latin America increased 14.7% in the first quarter of 2005 compared with the first quarter of 2004, driven primarily by spending increases in Argentina, Venezuela, Mexico and Colombia. The North Sea rig count decreased 17.1% in the first quarter of 2005 compared with the first quarter of 2004 primarily driven by weather–related declines in drilling activity in the Norwegian sector. The rig count in Africa increased 10.9% in the first quarter of 2005 compared with the first quarter of 2004 primarily due to increased activity in Nigeria and Algeria. Activity in the Middle East continued to rise steadily, with a 9.6% increase in the rig count in the first quarter of 2005 compared with the first quarter of 2004. The rig count in the Asia Pacific region was up 13.4% in the first quarter of 2005 compared with the first quarter of 2004 primarily due to activity increases in Australia, India and Indonesia.

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

	Three Months Ended
	March 31,
	2005	2004

Oil prices ($/Bbl)	$49.83	$35.33
Natural gas prices ($/mmBtu)	6.44	5.62

     Oil prices averaged $49.83/Bbl in the first quarter of 2005. Prices increased from the low $40s/Bbl in January 2005 to a high of $56.72/Bbl in March 2005. Inventories of crude and petroleum products increased modestly throughout the first quarter of 2005; however, the ongoing lack of excess productive capacity supported higher prices. Worldwide demand for hydrocarbons was driven by strong worldwide economic growth, which was particularly strong in China and developing countries in Asia. Worldwide excess productive capacity remains at the lowest level in 30 years, and disruptions, or the potential for disruptions, in oil supply are expected to result in volatile oil prices throughout the year. In January, the Organization of Petroleum Exporting Countries (“OPEC”) suspended its price band target of $22/Bbl to $28/Bbl and, in March, in an effort to lower prices, increased production limits by 500,000 barrels per day immediately.

     During the first quarter of 2005, natural gas prices averaged $6.44/mmBtu. Throughout the first quarter, a tight balance between supply and demand supported prices between $5.50/mmBtu and $7.44/mmBtu. Natural gas storage levels in the U.S. ended the withdrawal season at 1,239 Bcf, which was 225 Bcf less than the storage level at the end of 2004. Prices ended the quarter at approximately $7/mmBtu.

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

     Oil – Oil prices in 2005 are expected to trade between $40/Bbl and $55/Bbl, with periodic spikes or troughs which may exceed this range. Continuing the trend from 2004, low inventories of crude oil and products, combined with strong worldwide economic growth and the lack of excess productive capacity, are expected to support prices that could average above $40/Bbl. Growth in oil demand is expected to slow in 2005 compared with 2004, as worldwide economic growth and, in particular, economic growth in China, moderates from the extraordinarily strong growth exhibited in 2004. The ongoing lack of excess productive capacity will leave the energy markets susceptible to price volatility should there be any disruptions or threat of disruptions in oil supplies.

     Factors that could lead to prices at the lower end of our range include but are not limited to: a more significant than expected slowing of worldwide economic growth, particularly economic growth in China; greater than planned growth in Russian oil exports; OPEC exports in excess of their stated goals; or other factors which result in oil inventories increasing significantly from recent levels.

     Factors that could lead to prices at the top of our range include but are not limited to: more rapid than planned expansion of the worldwide economy, particularly the economy in China; a significant slowing of exports from Russia and the inability of key exporting countries to produce additional crude; or other factors which result in oil inventories remaining at low levels.

     Factors that could lead to disruptions or the threat of disruptions in oil supply and volatility in oil prices include but are not limited to: terrorist attacks targeting oil production from Saudi Arabia or other key producers; labor strikes in key oil producing areas such as Nigeria; the potential for other military actions in the Middle East; and adverse weather conditions, especially in the Gulf of Mexico. The potential for these and other events to cause volatility will be mitigated by the degree to which OPEC, and in particular Saudi Arabia, is able to increase excess productive capacity.

     Natural Gas – Natural gas prices in 2005 are expected to remain volatile, trading between $4/mmBtu and $7/mmBtu. Natural gas prices could trade at the top, or beyond the top, of this range if weather is colder than normal, the U.S. economy, particularly the industrial sector, exhibits greater than expected growth and continued levels of customer spending are not sufficient to support the production growth required to meet the growth of natural gas demand. Natural gas prices could move to the bottom, or below the bottom, of this range if U.S. economic growth is weaker than expected or weather is milder than expected. During the summer, natural gas prices are expected to trade at a level necessary to curtail price sensitive demand and allow storage to refill.

     Customer Spending – Based upon our discussions with major customers, review of published industry reports and our outlook for oil and natural gas prices described above, anticipated customer spending trends are as follows:

•	North America – Spending in North America, primarily towards developing natural gas supplies, is expected to increase approximately 16% to 18% in 2005 compared with 2004.

•	Outside North America – Customer spending, primarily directed at developing oil supplies, is expected to increase 12% to 14% in 2005 compared with 2004.

•	Total spending is expected to increase 14% to 16% in 2005 compared with 2004.

     Drilling Activity – Based upon our outlook for oil and natural gas prices and customer spending described above, our outlook for drilling activity, as measured by the Baker Hughes rig count, is as follows:

•	The North American rig count is expected to increase approximately 7% to 9% in 2005 compared with 2004.

•	Drilling activity outside of North America is expected to increase approximately 8% to 10% in 2005 compared with 2004.

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

•	Excess productive capacity – the impact of supply and demand disruptions on oil prices and oil price volatility is tempered by the size of the disruption relative to the excess productive capacity. Key measures include estimates of worldwide productive capacity as compared with worldwide demand.

•	Supply disruptions – the loss of production, the inability to export and/or the delay of activity from key oil exporting countries, including, but not limited to, Iraq, Saudi Arabia and other Middle Eastern countries, Nigeria, Norway, Russia and Venezuela, due to political instability, civil unrest, labor issues or military activity. In addition, adverse weather such as hurricanes could impact production facilities, causing supply disruptions.

•	Energy prices and price volatility – the impact of widely fluctuating commodity prices on the stability of the market and subsequent impact on customer spending. While current energy prices are important contributors to positive cash flow at E&P companies, expectations for future prices and price volatility are generally more important for determining future E&P spending. While higher commodity prices generally lead to higher levels of E&P spending, sustained high energy prices can be an impediment to economic growth.

•	Global economic growth – particularly the impact of the U.S. and Western European economies and the economic activity in Japan, China, South Korea and the developing areas of Asia where the correlation between economic growth and energy demand is strong. The strength of the U.S. economy and economic growth in developing countries in Asia, particularly China, will continue to be important in 2005. Key measures include U.S. and international economic output, global energy demand and forecasts of future demand by governments and private organizations.

•	Oil and natural gas storage inventory levels – an indicator of the balance between supply and demand. A key measure of U.S. natural gas inventories is the storage level reported weekly by the U.S. Department of Energy compared with historic levels. Key measures for oil inventories include U.S. inventory levels reported by the U.S. Department of Energy and the American Petroleum Institute and worldwide estimates reported by the International Energy Agency.

•	Production control – the degree to which individual OPEC nations and other large oil and natural gas producing countries, including, but not limited to, Mexico, Norway and Russia, are willing and able to control production and exports of oil, to decrease or increase supply and to support their targeted oil price while meeting their market share objectives. Key measures of production control include actual production levels compared with target or quota production levels, oil prices compared with targeted oil prices and changes in each country’s market share.

•	Ability to produce natural gas – the amount of natural gas that can be produced is a function of the number and productivity of new wells drilled, completed and connected to pipelines as well as the rate of production and resulting depletion of existing wells. Advanced technologies, such as horizontal drilling, improve total recovery but also result in a more rapid production decline. Key measures include government and private surveys of natural gas production, company reported production, estimates of reservoir depletion rates and drilling and completion activity.

•	Impact of energy prices and price volatility on demand for hydrocarbons – short–term price changes can result in companies switching to the most economic sources of fuel, prompting a temporary curtailment of demand, while long–term price changes can lead to permanent changes in demand. These changes in demand result in the oilfield services industry being cyclical in nature. Key indicators include hydrocarbon prices on a Btu equivalent basis and indicators of hydrocarbon demand, such as electricity generation or industrial production.

•	Access to prospects – the ability of oil and natural gas companies to develop economically attractive projects based on their expectations of future energy prices, required investments and resulting returns. Access to prospects may be limited because host governments do not allow access to the reserves or because another oil and natural gas company owns the rights to develop the prospect.

•	Weather – the impact of variations in temperatures as compared with normal weather patterns and the related effect on demand for oil and natural gas. A key measure of the impact of weather on energy demand is population–weighted heating and cooling degree days as reported by the U.S. Department of Energy and forecasts of warmer than normal or cooler than normal temperatures. Weather can also impact production, for example, in the North Sea, the Gulf of Mexico and Canada.

•	Access to capital – the ability of oil and natural gas companies to access the funds necessary to carry out their E&P plans. Access to capital is particularly important for smaller independent oil and natural gas companies. Key measures of access to capital include cash flow, interest rates, analysis of oil and natural gas company leverage and equity offering activity.

•	Technological progress – the design and application of new products that allow oil and natural gas companies to drill fewer wells and to drill, complete and produce wells faster, recover more hydrocarbons and/or lower costs. Key measures also include the overall level of research and engineering spending by oilfield services companies and the pace at which new technology is both introduced commercially and accepted by customers.

•	Pace of new investment – the investment by oil and natural gas companies in emerging markets and any impact it has on their spending in areas where they already have an established presence.

•	Maturity of the resource base – the growing necessity for increased levels of investment and activity to support production from an area the longer it is developed. Key measures include changes in undeveloped hydrocarbon reserves in mature areas like the North Sea, the U.S., Canada and Latin America.

•	Government regulations – the costs incurred by oil and natural gas companies to conform to and comply with government regulations, including environmental regulations, may limit the quantity of oil and natural gas that may be economically produced.

     For additional risk factors and cautions regarding forward–looking statements, see the “Risk Factors Related to Our Business” and the “Forward–Looking Statements” sections contained herein. This list of risk factors is not intended to be all inclusive.

BUSINESS OUTLOOK

     This section should be read in conjunction with the factors described in the “Risk Factors Related to Our Business,” “Risk Factors Related to the Worldwide Oil and Natural Gas Industry” and “Forward–Looking Statements” sections contained herein. These factors could impact, either positively or negatively, our expectation for oil and natural gas demand, oil and natural gas prices and drilling activity.

     In our outlook for 2005, we took into account the factors described herein. We expect that 2005 will be a stronger year than 2004, with revenues increasing 14% to 16%, in line with the expected increase in customer spending. We expect that the growth in our revenues will primarily be due to increased activity and, to a lesser extent, price improvement. Our assumptions regarding overall growth in customer spending assume strong economic growth in the U.S. and China, and OPEC discipline, resulting in an average oil price exceeding $40/Bbl. Our assumptions regarding customer spending in North America assume strong economic growth in the U.S. and natural gas prices exceeding an average of $5/mmBtu.

     In North America, we expect revenues to increase 16% to 18% in 2005 compared with 2004, with the majority of the increase occurring in the second half of 2005. We expect spending on land–based projects to continue to increase in 2005 driven by demand for natural gas, following the trend evident in 2004. We also expect offshore spending in the Gulf of Mexico to increase modestly in 2005 compared with 2004. The normal weather–driven seasonal decline in Canadian spending in the first half of the year should result in sequentially softer revenues in the second quarter of 2005. Hurricane–related weather could negatively impact spending in the Gulf of Mexico in the second half of 2005.

     In 2005, we expect revenues outside North America to be between 55% and 60% of total revenues, and we expect these revenues to increase 12% to 14% in 2005 compared with 2004, continuing the multi–year trend of growth in customer spending. Spending on large projects by NOCs are expected to reflect established seasonality trends, resulting in softer revenues in the first half of the year and stronger revenues in the second half. The Middle East, Africa and Latin America are expected to grow modestly in 2005 compared with 2004. Our expectations for spending and revenue growth could decrease if average prices fall below $40/Bbl for oil or $5/mmBtu for natural gas or if there are disruptions in key oil and natural gas production markets, such as Venezuela or Nigeria.

     In the first quarter of 2005, WesternGeco contributed $19.3 million of equity in income of affiliates compared with $9.0 million of equity in income of affiliates in the first quarter of 2004. We expect the trend of improving operating results for WesternGeco to continue throughout 2005. Information regarding WesternGeco’s profitability in 2005 is based on information that WesternGeco has provided to us. Should this information not be accurate, our forecasts for profitability could be impacted, either positively or negatively.

     In 2005, we modified our stock award program to provide a combination of both restricted stock and stock option awards. Restricted stock awards and stock option awards were granted in January and stock option awards may also be granted in July. As required under the current accounting rules, awards of restricted stock are expensed over the vesting period based on their fair value when granted. We will begin expensing the fair value of stock option awards and stock issued under the employee stock purchase plan in January 2006, when we adopt the revised Statement of Financial Accounting Standards No. 123, Share–Based Payment (“SFAS No. 123R”). We are currently in the process of evaluating different option pricing models and the impact of SFAS No. 123R on our consolidated financial statements.

     Based on the above forecasts, we believe that net income per diluted share in 2005 will be in the range of $2.20 to $2.30, which includes the impact of expensing restricted stock awards. Significant price increases, lower than expected raw material and labor costs, higher than planned activity or significantly better than expected results from WesternGeco could cause earnings per share to reach the upper end of this range. Conversely, significant price decreases, higher than expected raw material and labor costs, lower than expected productivity or significantly worse than expected results at WesternGeco could result in earnings per share being at or below the bottom of this range. Our ability to improve pricing is dependent on demand for our products and services and our competitors strategies of managing capacity. While the commercial introduction of new technology is an important factor in realizing price improvement, without pricing discipline throughout the industry as a whole, meaningful improvements in our prices are not likely to be realized. Additionally, significant changes in drilling activity outside our expectations could impact operating results positively or negatively.

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

DISCONTINUED OPERATIONS

     In September 2004, we completed the sale of Baker Hughes Mining Tools (“BHMT”), a product line group within the Drilling and Evaluation segment that manufactured rotary drill bits used in the mining industry. In January 2004, we completed the sale of BIRD Machine (“BIRD”), the remaining division of the former Process segment, and received $5.6 million in proceeds, which were subject to post–closing adjustments to the purchase price, and retained certain accounts receivable, inventories and other assets.

     We have reclassified our consolidated condensed financial statements for all prior periods presented to reflect these operations as discontinued. See Note 3 of the Notes to Consolidated Condensed Financial Statements for additional information regarding discontinued operations.

RESULTS OF OPERATIONS

     The discussions below relating to significant line items from our consolidated condensed statements of operations are based on available information and represent our analysis of significant changes or events that impact the comparability of reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items. The discussions are based on our consolidated financial results, as individual segments do not contribute disproportionately to our revenues, profitability or cash requirements.

     The table below details certain consolidated condensed statement of operations data and their percentage of revenues for the three months ended March 31, 2005 and 2004, respectively.

	Three Months Ended March 31,
	2005		2004

Revenues	$1,650.6	100.0%	$1,387.6	100.0%
Cost of revenues	1,160.3	70.3	1,015.2	73.2
Selling, general and administrative	221.7	13.4	213.1	15.4

Revenues

     Revenues for the three months ended March 31, 2005 increased 19.0% compared with the three months ended March 31, 2004 primarily due to increases in activity, as evidenced by a 9.5% increase in the worldwide rig count, and, to a lesser extent, pricing improvements and gains in market share in certain product lines. Revenues in North America, which accounted for 43.9% of total revenues, increased 21.0% for the three months ended March 31, 2005 compared with the three months ended March 31, 2004. This increase reflects increased activity in the U.S., as evidenced by a 9.4% increase in the North American rig count. Revenues outside North America, which accounted for 56.1% of total revenues, increased 17.4% for the three months ended March 31, 2005 compared with the three months ended March 31, 2004. This increase reflects the improvement in international drilling activity as evidenced by the 9.8% increase in the rig count outside North America, particularly in Latin America, the Middle East and Asia Pacific, partially offset by decreased drilling activity in the North Sea.

Cost of Revenues

     Cost of revenues for the three months ended March 31, 2005 increased 14.3% compared with the three months ended March 31, 2004. Cost of revenues as a percentage of consolidated revenues was 70.3% and 73.2% for the three months ended March 31, 2005 and 2004, respectively. The decrease is primarily the result of pricing improvement in certain markets and product lines, improved utilization of our rental tool fleet and improved cost control measures, including lower repairs and maintenance costs at our INTEQ division, partially offset by increased material costs and higher employee expenses.

Selling, General and Administrative

     Selling, general and administrative expenses for the three months ended March 31, 2005 increased 4.0% compared with the three months ended March 31, 2004 primarily due to higher marketing expenses as a result of increased activity, partially offset by the delay of corporate spending into future quarters of 2005.

Equity in Income of Affiliates

     Equity in income of affiliates increased $11.6 million in the three months ended March 31, 2005 compared with the three months ended March 31, 2004 primarily due to the increase in equity in income of WesternGeco, our most significant equity method investment, as a result of improving conditions in the seismic market.

Interest Expense

     Interest expense for the three months ended March 31, 2005 decreased $4.1 million compared with the three months ended March 31, 2003 primarily due to lower total debt levels as a result of the repayment of $350.0 million of long–term debt in the second quarter of 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our objective in financing our business is to maintain adequate financial resources and access to additional liquidity. During the three months ended March 31, 2005, cash flows from operations and proceeds from the issuance of common stock were the principal sources of funding. We anticipate that cash flows from operations will cover our liquidity needs in 2005. We also have a $500.0 million committed revolving credit facility that provides back–up liquidity in the event of an unanticipated significant demand on cash flows that could not be funded by operations or short–term borrowings. This facility expires in July 2006.

     Our capital planning process is focused on utilizing cash flows generated from operations in ways that enhance the value of our company. During the three months ended March 31, 2005, we used cash for a variety of activities including working capital needs, repayment of short–term borrowings, payment of dividends and capital expenditures.

Cash Flows

     Cash flows provided (used) by continuing operations by type of activity were as follows for the three months ended March 31:

	2005	2004
Operating activities	$60.3	$139.4
Investing activities	(65.0)	(29.1)
Financing activities	(28.9)	(51.3)

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

Operating Activities

     Cash flows from operating activities of continuing operations provided $60.3 million in the three months ended March 31, 2005 compared with $139.4 million in the three months ended March 31, 2004. This decrease was primarily due to a decrease in cash flows from operations related to an increase in working capital.

     The underlying drivers of the changes in working capital are as follows:

•	An increase in accounts receivable in the first quarter of 2005 used $66.0 million in cash compared with providing $0.9 million in cash in the first quarter of 2004. This was due to the increase in revenues and an increase in days sales outstanding (defined as the average number of days our accounts receivable are outstanding) of approximately four days.

•	A build up of inventory in anticipation of increased activity used $36.4 million in cash in the first quarter of 2005 compared with using $53.0 million in cash in the first quarter of 2004. The buildup in inventory was partially offset by our continued focus on improving the utilization of inventory on hand.

•	A decrease in accounts payable used $7.9 million in cash in the first quarter of 2005 compared with providing $40.8 million in cash in the first quarter of 2004 primarily due to better management of our accounts payable.

•	A decrease in accrued employee compensation and other current liabilities used $102.5 million in cash in the first quarter of 2005 compared with using $9.7 million in cash in the first quarter of 2004. This was primarily due to employee bonus payments made in the first quarter of 2005 that were significantly greater than bonus payments made in the first quarter of 2004 and $35.0 million more in income tax payments in the first quarter of 2005 compared with the first quarter of 2004.

Investing Activities

     Our principal recurring investing activity is the funding of capital expenditures to ensure that we have the appropriate levels and types of rental tools in place to generate revenues from operations. Expenditures for capital assets totaled $85.6 million and $82.3 million for the three months ended March 31, 2005 and 2004, respectively. The majority of these expenditures were for rental tools and machinery and equipment, including wireline equipment.

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

     Proceeds from the disposal of assets were $20.6 million and $20.2 million for the three months ended March 31, 2005 and 2004, respectively. These disposals relate to rental tools that were lost–in–hole, as well as machinery, rental tools and equipment no longer used in operations that were sold throughout the period.

Financing Activities

     We had net repayments of commercial paper and other short–term debt of $50.8 million and $30.5 million in the three months ended March 31, 2005 and 2004, respectively.

     Total debt outstanding at March 31, 2005 was $1,102.3 million, a decrease of $60.0 million compared with December 31, 2004. The total debt to total capitalization (defined as total debt plus stockholders’ equity) ratios were 0.21 at March 31, 2005 and 0.23 at December 31, 2004.

     We received proceeds of $60.6 million and $17.4 million in the three months ended March 31, 2005 and 2004, respectively, from the issuance of common stock from the exercise of stock options.

     We paid dividends of $38.7 million and $38.2 million in the three months ended March 31, 2005 and 2004, respectively.

Available Credit Facilities

     At March 31, 2005, we had $900.8 million of credit facilities with commercial banks, of which $500.0 million is a committed revolving credit facility (the “facility”) that expires in July 2006. The facility contains certain covenants which, among other things, require the maintenance of a funded indebtedness to total capitalization ratio (a defined formula per the facility) of less than or equal to 0.50, limit the amount of subsidiary indebtedness and restrict the sale of significant assets, defined as 10% or more of total consolidated assets. At March 31, 2005, we were in compliance with all of the facility covenants. There were no direct borrowings under the facility during the three months ended March 31, 2005; however, to the extent we have outstanding commercial paper, our ability to borrow under the facility is reduced. At March 31, 2005, we had no outstanding commercial paper.

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

     We believe that our credit ratings and relationships with major commercial and investment banks would allow us to obtain interim financing over and above our existing credit facilities for any currently unforeseen significant needs or growth opportunities. We also believe that such interim financings could be funded with subsequent issuances of long–term debt or equity, if necessary.

Cash Requirements

     In 2005, we believe operating cash flows will provide us with sufficient capital resources and liquidity to manage our working capital needs, meet contractual obligations, fund capital expenditures, pay dividends, repurchase common stock and support the development of our short–term and long–term operating strategies.

     We currently expect that 2005 capital expenditures will be between $460.0 million and $480.0 million, excluding acquisitions. The expenditures are expected to be used primarily for normal, recurring items necessary to support the growth of our business and operations.

     In 2005, we also expect to make interest payments of approximately $80.0 million to $90.0 million. This is based on our current expectations of debt levels and interest rates during 2005.

     We have authorization remaining to repurchase up to $44.5 million in common stock. We may repurchase our common stock in 2005 depending on the price of our common stock, our liquidity and other considerations. In 2005, we anticipate paying dividends of $0.46 per share of common stock; however, our Board of Directors is free to change the dividend policy at any time.

     In 2005, we estimate that we will contribute approximately $12.0 million to $19.0 million to our pension plans and make benefit payments related to postretirement welfare plans of approximately $16.3 million. We also estimate that we will contribute approximately $70.0 million to $80.0 million to our defined contribution plans.

     We anticipate making income tax payments of approximately $230.0 million to $260.0 million in 2005.

     We do not believe that there are any other material trends, demands, commitments, events or uncertainties that would have, or are reasonably likely to have, a material impact on our financial condition and liquidity. Other than previously discussed, we currently have no information that would create a reasonable likelihood that the reported levels of revenues and cash flows from operations in the first quarter of 2005 are not indicative of what we can expect in the future.

RELATED PARTY TRANSACTIONS

     In conjunction with the formation of WesternGeco in November 2000, we entered into an agreement with Schlumberger whereby a cash true–up payment will be made by either of the parties based on a formula comparing the ratio of the net present value of sales revenue from each party’s contributed multiclient seismic data libraries during the four–year period ending November 30, 2004 and the ratio of the net book value of those libraries as of November 30, 2000. The maximum payment that either party will be required to make as a result of this adjustment is $100.0 million. We currently estimate that Schlumberger will make a payment to us in the range of $9.0 million to $11.5 million, pending final determination of the adjustment. When received, this payment will be recorded as a reduction to the carrying value of our investment in WesternGeco. This payment will be taxable when received and the tax effect will be recorded as current income tax expense.

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

NEW ACCOUNTING STANDARDS

     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs – an Amendment of ARB No. 43, Chapter 4, which amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that these items be recognized as current period charges. In addition, SFAS No. 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 151 and will adopt SFAS No. 151 on January 1, 2006.

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

     In December 2004, the FASB issued FASB Staff Position No. 109–1 (“FSP 109–1”), Application of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which provides guidance on the recently enacted American Jobs Creation Act of 2004 (the “Act”). The Act provides a tax deduction for income from qualified domestic production activities. FSP 109–1 provides for the treatment of the deduction as a special deduction as described in SFAS No. 109. As such, the deduction will have no effect on existing deferred tax assets and liabilities. The impact of the deduction is to be reported in the period in which the deduction is claimed on our U.S. tax return. We do not expect that this deduction will have a material impact on our effective tax rate in future years. We adopted FSP 109–1 on January 1, 2005.

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

     In December 2004, the FASB issued the revised SFAS No. 123, Share–Based Payment (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant–date fair value of the award. That cost will be recognized over the period in which an employee is required to provide service in exchange for the award. SFAS No. 123R also requires a public entity to initially measure the cost of employee services rendered in exchange for an award of liability instruments at its current fair value. The fair value of that award is to be remeasured subsequently at each reporting date through the settlement date. Changes in the fair value during the required service period are to be recognized as compensation cost over that period.

     In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the provisions of FIN 47 and will adopt FIN 47 in the fourth quarter of 2005.

     In April 2005, the Securities and Exchange Commission (“SEC”) adopted a rule that defers the required effective date of SFAS No. 123R. The SEC rule provides that SFAS No. 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005. We are currently in the process of evaluating different option pricing models and the impact of SFAS No. 123R on our consolidated condensed financial statements. We will adopt SFAS No. 123R on January 1, 2006.

FORWARD–LOOKING STATEMENTS

     MD&A and certain statements in the Notes to Consolidated Condensed Financial Statements include forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (each a “forward–looking statement”). The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “would,” “may,” “likely” and similar expressions, and the negative thereof, are intended to identify forward–looking statements. We undertake no obligation to publicly update or revise any forward–looking statement. Our expectations regarding our business outlook, including changes in revenue, pricing, capital spending, profitability, oil and natural gas market conditions, market share and contract terms, costs and availability of resources, economic and regulatory conditions, and environmental matters are only our forecasts regarding these matters.

     These forecasts may be substantially different from actual results, which are affected by those risk factors and the timing of any of those risk factors identified in the “Risk Factors Related to the Worldwide Oil and Natural Gas Industry” and “Risk Factors Related to Our Business” sections contained herein, as well as the risk factors described in the Company’s Annual Report on Form 10–K for the year ended December 31, 2004 and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”). These documents are available through the Company’s web site or through the SEC’s Electronic Data Gathering and Analysis Retrieval System (EDGAR) at http://www.sec.gov.

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

Interest Rate Swap Agreement

     In April 2004, we entered into an interest rate swap agreement for a notional amount of $325.0 million associated with our 6.25% Notes due January 2009. Under this agreement, we receive interest at a fixed rate of 6.25% and pay interest at a floating rate of six–month LIBOR plus a spread of 2.741%. The interest rate swap agreement has been designated and qualifies as a fair value hedging instrument. The interest rate swap agreement is fully effective, resulting in no gain or loss recorded in the consolidated condensed statement of operations. At March 31, 2005, we recorded the fair value of the interest rate swap agreement, which was a $10.2 million liability and is reported in other liabilities in the consolidated condensed balance sheet at March 31, 2005. The fair value was based on quoted market prices for contracts with similar terms and maturity dates. The offset of this liability is reported in long-term debt in the consolidated condensed balance sheet and had the effect of reducing the carrying amount of the 6.25% Notes due January 2009 by $10.2 million.

Foreign Currency Forward Contracts

     At March 31, 2005, we had entered into several foreign currency forward contracts with notional amounts aggregating $73.0 million to hedge exposure to currency fluctuations in various foreign currencies, including the British Pound Sterling, the Norwegian Krone, the Euro and the Brazilian Real. These contracts are designated and qualify as fair value hedging instruments. Based on quoted market prices as of March 31, 2005 for contracts with similar terms and maturity dates, we recorded a loss of $0.3 million to adjust these foreign currency forward contracts to their fair market value. This loss offsets designated foreign exchange gains resulting from the underlying exposures and is included in selling, general and administrative expense in our consolidated condensed statement of operations.

     At March 31, 2005, we had also entered into several foreign currency forward contracts with notional amounts aggregating $238.6 million to hedge exposure to currency fluctuations in various foreign currencies, including the British Pound Sterling, the Euro and the Canadian Dollar. These exposures arise when local currency operating expenses are not in balance with local currency revenue collections. The funding of such imbalances is supported by short–term intercompany borrowing commitments that have definitive amounts and funding dates. The borrowing commitments are scheduled to be funded on or before December 31, 2005. These foreign currency forward contracts are designated as cash flow hedging instruments and are fully effective. Based on quoted market prices as of March 31, 2005 for contracts with similar terms and maturity dates, we recorded a loss of $1.4 million, net of tax of $0.9 million, to adjust these foreign currency forward contracts to their fair market value. This loss is included in other comprehensive income in the consolidated condensed balance sheet.

     The counterparties to the forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the unlikely event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this quarterly report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a–15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, as of March 31, 2005, our disclosure controls and procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On March 29, 2002, we announced that we had been advised that the Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”) are conducting investigations into allegations of violations of law relating to Nigeria and other related matters. The SEC has issued a formal order of investigation into possible violations of provisions under the Foreign Corrupt Practices Act (“FCPA”) regarding anti–bribery, books and records and internal controls. The SEC has issued subpoenas seeking information about our operations in Angola (subpoena dated August 6, 2003) and Kazakhstan (subpoenas dated August 6, 2003 and April 22, 2005) as part of its ongoing investigation. We are providing documents to and cooperating fully with the SEC and DOJ. The DOJ and the SEC have issued subpoenas to, or otherwise asked for interviews with, current and former employees in connection with the investigations regarding Nigeria, Angola and Kazakhstan. In addition, we have conducted internal investigations into these matters.

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

     We have received a subpoena from a grand jury in the Southern District of New York regarding goods and services we delivered to Iraq from 1995 through 2003 during the United Nations Oil-for-Food Program. We have also received a request from the SEC to provide a written statement and certain information regarding our participation in that program. We have responded to both the subpoena and the request and may provide additional information and documents in the future. Other companies in the energy industry are believed to have received similar subpoenas and requests.

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

     On May 10, 2004, the District Court of Andrews County, Texas entered a judgment in favor of LOTUS, LLC and against INTEQ in the amount of $14.8 million for lost profits resulting from a breach of contract in drilling a well to create a salt cavern for disposing of naturally occurring radioactive waste. We have filed an appeal and taken other actions. We believe that any liability that we may incur as a result of this litigation would not have a material adverse financial effect on our consolidated financial statements

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our Annual Meeting of Stockholders was held on April 28, 2005 (i) to elect four Class II members of the Board of Directors to serve for three–year terms, (ii) to ratify Deloitte & Touche LLP as our Independent Auditor for 2005, (iii) to consider a proposal to amend our Restated Certificate of Incorporation to declassify the Board of Directors and (iv) to consider a stockholder proposal regarding majority votes protocol. Following are the final results of the Annual Meeting.

     The four Class II directors who were so elected are Larry D. Brady, Clarence P. Cazalot, Jr., Anthony G. Fernandes and J. Larry Nichols. The directors whose term of office continued after the Annual Meeting are Chad C. Deaton, Edward P. Djerejian, Claire W. Gargalli, James A. Lash, James F. McCall, H. John Riley, Jr., and Charles Watson. The number of affirmative votes and the number of votes withheld for the directors so elected were:

	Number of	Number of
	Affirmative	Votes
Names	Votes	Withheld
Larry D. Brady	289,692,416	2,580,039
Clarence P. Cazalot, Jr.	177,494,383	114,778,072
Anthony G. Fernandes	289,697,277	2,575,178
J. Larry Nichols	179,869,599	112,402,856

     The number of affirmative votes, the number of negative votes and the number of abstentions with respect to the ratification of Deloitte & Touche LLP as Independent Auditor for 2005 was as follows:

Number of	Number of
Affirmative	Negative
Votes	Votes	Abstentions
286,599,943	3,644,253	2,027,259

     The number of affirmative votes, the number of negative votes and the number of abstentions with respect to the proposal to amend our Restated Certificate of Incorporation to declassify the Board of Directors and provide for the annual election of all directors was as follows:

Number of	Number of
Affirmative	Negative
Votes	Votes	Abstentions
288,268,841	1,682,485	2,319,366

     The number of affirmative votes, the number of negative votes, the number of abstentions and the number of broker non–votes with respect to the approval of the stockholder proposal was as follows:

	Number of	Number of
	Affirmative	Negative		Broker
	Votes	Votes	Abstentions	Non–Votes
Proposal regarding majority votes protocol	131,142,258	136,000,964	2,753,257	22,375,976

ITEM 5. OTHER INFORMATION

     Following our Annual Meeting of Stockholders held on April 28, 2005, our Board of Directors held a meeting at which it appointed the members and chairmen for the Board’s five standing committees. The composition of each committee is as follows:

     Executive Committee – Messrs. Deaton (Chairman), Cazalot, Riley and Watson.

     Audit/Ethics Committee – Messrs. McCall (Chairman), Cazalot, Fernandes, Lash and Nichols.

     Governance Committee – Messrs. Cazalot (Chairman), Djerejian, McCall, Riley and Watson.

     Finance Committee – Messrs. Fernandes (Chairman), Brady, Lash and Nichols and Ms. Gargalli.

     Compensation Committee – Messrs. Riley (Chairman), Brady, Djerejian and Watson and Ms. Gargalli.

ITEM 6. EXHIBITS

3.1	Amendment to Restated Certificate of Incorporation filed in Delaware on April 28, 2005 and Restated Certificate of Incorporation.

3.2	Bylaws of Baker Hughes Incorporated as of April 28, 2005 (filed as Exhibit 3.2 to Current Report of Baker Hughes Incorporated on Form 8-K filed May 4, 2005).

10.1	Form of Restricted Stock Award Resolution, including Terms and Conditions dated February 28, 2005.

31.1	Certification of Chad C. Deaton, Chief Executive Officer, dated May 5, 2005, pursuant to Rule 13a–14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of G. Stephen Finley, Chief Financial Officer, dated May 5, 2005, pursuant to Rule 13a–14(a) of the Securities Exchange Act of 1934, as amended.

32	Statement of Chad C. Deaton, Chief Executive Officer, and G. Stephen Finley, Chief Financial Officer, dated May 5, 2005, furnished pursuant to Rule 13a–14(b) of the Securities Exchange Act of 1934, as amended.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAKER HUGHES INCORPORATED (Registrant)

Date: May 5, 2005	By: /s/ G. STEPHEN FINLEY

G. Stephen Finley Sr. Vice President – Finance and Administration and Chief Financial Officer

Date: May 5, 2005	By: /s/ ALAN J. KEIFER

Alan J. Keifer Vice President and Controller

INDEX TO EXHIBITS

DESCRIPTION OF EXHIBITS

3.1	Amendment to Restated Certificate of Incorporation filed in Delaware on April 28, 2005 and Restated Certificate of Incorporation.

3.2	Bylaws of Baker Hughes Incorporated as of April 28, 2005 (filed as Exhibit 3.2 to Current Report of Baker Hughes Incorporated on Form 8-K filed May 4, 2005).

10.1	Form of Restricted Stock Award Resolution, including Terms and Conditions dated February 28, 2005.

31.1	Certification of Chad C. Deaton, Chief Executive Officer, dated May 5, 2005, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of G. Stephen Finley, Chief Financial Officer, dated May 5, 2005, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Statement of Chad C. Deaton, Chief Executive Officer, and G. Stephen Finley, Chief Financial Officer, dated May 5, 2005, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.