Form 10-Q
period 2005-06-30
BAKER HUGHES INC
filed 2005-08-02
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10–Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
YES ☑ NO ☐

As of July 29, 2005, the registrant has outstanding 340,675,389 shares of Common Stock, $1 par value per share.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Baker Hughes Incorporated
Consolidated Condensed Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues	$1,775.5	$1,499.0	$3,426.1	$2,886.6

Costs and expenses:
Cost of revenues	1,220.8	1,071.1	2,381.1	2,086.3
Selling, general and administrative	252.8	233.1	474.5	446.2

Total	1,473.6	1,304.2	2,855.6	2,532.5

Operating income	301.9	194.8	570.5	354.1
Equity in income of affiliates	18.2	3.5	38.7	12.4
Interest expense	(16.7)	(20.6)	(35.3)	(45.2)
Interest income	3.3	0.4	5.2	0.9

Income from continuing operations before income taxes	306.7	178.1	579.1	322.2
Income taxes	(87.9)	(61.4)	(180.5)	(111.1)

Income from continuing operations	218.8	116.7	398.6	211.1
Income from discontinued operations, net of tax	—	0.2	—	0.4

Net income	$218.8	$116.9	$398.6	$211.5

Basic earnings per share:
Income from continuing operations	$0.65	$0.35	$1.18	$0.63
Income from discontinued operations	—	—	—	—

Net income	$0.65	$0.35	$1.18	$0.63

Diluted earnings per share:
Income from continuing operations	$0.64	$0.35	$1.17	$0.63
Income from discontinued operations	—	—	—	—

Net income	$0.64	$0.35	$1.17	$0.63

Cash dividends per share	$0.115	$0.115	$0.23	$0.23

See accompanying notes to consolidated condensed financial statements.

Baker Hughes Incorporated
Consolidated Condensed Balance Sheets
(In millions)

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash and cash equivalents	$477.3	$319.0
Accounts receivable, net	1,472.0	1,356.1
Inventories	1,102.6	1,035.2
Deferred income taxes	188.3	199.7
Other current assets	54.1	56.6

Total current assets	3,294.3	2,966.6

Investments in affiliates	706.8	678.1
Property, net	1,308.3	1,334.1
Goodwill	1,265.8	1,267.0
Intangible assets, net	148.7	155.1
Other assets	411.8	420.4

Total assets	$7,135.7	$6,821.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$475.1	$454.3
Short–term borrowings and current portion of long–term debt	12.5	76.0
Accrued employee compensation	328.0	368.8
Income taxes	111.4	104.8
Other accrued liabilities	223.2	226.3

Total current liabilities	1,150.2	1,230.2

Long–term debt	1,080.2	1,086.3
Deferred income taxes and other tax liabilities	242.9	231.9
Pensions and postretirement benefit obligations	306.6	308.3
Other liabilities	80.5	69.2

Stockholders’ equity:
Common stock	339.9	336.6
Capital in excess of par value	3,246.9	3,127.8
Retained earnings	866.8	545.9
Accumulated other comprehensive loss	(164.5)	(109.8)
Unearned compensation	(13.8)	(5.1)

Total stockholders’ equity	4,275.3	3,895.4

Total liabilities and stockholders’ equity	$7,135.7	$6,821.3

See accompanying notes to consolidated condensed financial statements.

Baker Hughes Incorporated
Consolidated Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004

Cash flows from operating activities:
Income from continuing operations	$398.6	$211.1
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	186.0	184.5
Amortization of net deferred gains on derivatives	(3.2)	(4.6)
Amortization of unearned compensation	4.1	—
Provision for deferred income taxes	22.1	10.5
Gain on disposal of assets	(20.7)	(14.2)
Equity in income of affiliates	(38.7)	(12.4)
Changes in:
Accounts receivable	(141.2)	(95.1)
Inventories	(85.8)	(35.5)
Accounts payable	32.8	34.6
Accrued employee compensation and other current liabilities	3.6	4.9
Other	4.9	(17.4)

Net cash flows from continuing operations	362.5	266.4
Net cash flows from discontinued operations	—	0.7

Net cash flows from operating activities	362.5	267.1

Cash flows from investing activities:
Expenditures for capital assets	(199.4)	(164.4)
Investments in affiliates	—	(3.5)
Net proceeds from sale of business and interest in affiliate	3.7	27.2
Proceeds from disposal of assets	43.4	39.5
Other	—	(4.6)

Net cash flows from continuing operations	(152.3)	(105.8)
Net cash flows from discontinued operations	—	(0.3)

Net cash flows from investing activities	(152.3)	(106.1)

Cash flows from financing activities:
Net (repayments) borrowings of commercial paper and other short–term debt	(62.8)	188.0
Repayment of indebtedness	—	(350.0)
Payment to terminate interest rate swap agreement	(5.5)	—
Proceeds from issuance of common stock	103.0	26.9
Dividends	(77.7)	(76.5)

Net cash flows from financing activities	(43.0)	(211.6)

Effect of foreign exchange rate changes on cash	(8.9)	(0.4)

Increase (decrease) in cash and cash equivalents	158.3	(51.0)
Cash and cash equivalents, beginning of period	319.0	98.4

Cash and cash equivalents, end of period	$477.3	$47.4

Income taxes paid	$122.5	$75.3
Interest paid	$42.1	$54.9
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
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued the revised SFAS No. 123, Share–Based Payment (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant–date fair value of the award. That cost will be recognized over the period in which an employee is required to provide service in exchange for the award. SFAS No. 123R also requires a public entity to initially measure the cost of employee services rendered in exchange for an award of liability instruments at its current fair value. The fair value of that award is to be remeasured subsequently at each reporting date through the settlement date. Changes in the fair value during the required service period are to be recognized as compensation cost over that period. We are currently in the process of evaluating different option pricing models and the impact of SFAS No. 12R on our consolidated financial statements. In accordance with guidance issued by the Securities and Exchange Commission that delays the effective date of SFAS No. 123R, we intend to adopt SFAS No. 123R on January 1, 2006.
     SFAS No. 123R clarified the accounting in SFAS No. 123 related to estimating the service period for employees that are, or become, retirement eligible during the vesting period, requiring that the recognition of compensation expense for these employees be accelerated. This impacts the timing of expense recognition, but not the total expense to be recognized over the vesting period. The cumulative effect of this clarification is $11.8 million, net of tax, which is included in our pro forma disclosure for stock–based compensation below for the six months ended June 30, 2005. If we had recognized compensation expense as if the fair value based method had been applied to all awards, our pro forma net income, earnings per share (“EPS”) and stock–based compensation cost would have been as follows:

Baker Hughes Incorporated
Notes to Consolidated Condensed Financial Statements (continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income, as reported	$218.8	$116.9	$398.6	$211.5
Add: Stock–based compensation for restricted stock awards included in reported net income, net of tax	1.6	0.2	2.9	0.4
Deduct: Stock–based compensation determined under the fair value method, net of tax	(5.0)	(5.1)	(22.7)	(10.0)

Pro forma net income	$215.4	$112.0	$378.8	$201.9

Basic EPS
As reported	$0.65	$0.35	$1.18	$0.63
Pro forma	0.64	0.34	1.12	0.61
Diluted EPS
As reported	$0.64	$0.35	$1.17	$0.63
Pro forma	0.63	0.33	1.11	0.60
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
     Our consolidated condensed financial statements have been reclassified for all prior periods to reflect these operations as discontinued.

Baker Hughes Incorporated
Notes to Consolidated Condensed Financial Statements (continued)
     Summarized financial information from discontinued operations is as follows:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2004	2004

Revenues:
BHMT	$10.0	$21.4
BIRD	—	1.6

Total	$10.0	$23.0

Income (loss) before income taxes:
BHMT	$0.3	$1.6
BIRD	—	(0.3)

Total	0.3	1.3

Income taxes:
BHMT	(0.1)	(0.5)
BIRD	—	0.1

Total	(0.1)	(0.4)

Income (loss) before loss on disposal:
BHMT	0.2	1.1
BIRD	—	(0.2)

Total	0.2	0.9
Loss on disposal of BIRD	—	(0.5)

Income from discontinued operations	$0.2	$0.4

NOTE 4. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to owners. The components of our comprehensive income (loss), net of related tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income	$218.8	$116.9	$398.6	$211.5
Other comprehensive income (loss):
Foreign currency translation adjustments	(32.4)	(12.1)	(49.3)	(20.3)
Net gain (loss) on derivative instruments	(3.5)	0.1	(5.4)	0.1

Total comprehensive income	$182.9	$104.9	$343.9	$191.3

     Total accumulated other comprehensive loss consisted of the following:

	June 30,	December 31,
	2005	2004

Foreign currency translation adjustments	$(101.7)	$(52.4)
Pension adjustment	(57.3)	(57.3)
Net loss on derivative instruments	(5.5)	(0.1)

Total accumulated other comprehensive loss	$(164.5)	$(109.8)

Baker Hughes Incorporated
Notes to Consolidated Condensed Financial Statements (continued)
NOTE 5. EARNINGS PER SHARE
     A reconciliation of the number of shares used for the basic and diluted EPS calculation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Weighted average common shares outstanding for basic EPS	338.6	333.0	338.0	332.7
Effect of dilutive securities – stock plans	1.8	1.7	1.8	1.7

Adjusted weighted average common shares outstanding for diluted EPS	340.4	334.7	339.8	334.4

Future potentially dilutive shares excluded from diluted EPS:
Options with an exercise price greater than average market price for the period	1.7	5.6	1.7	5.6

NOTE 6. INVENTORIES
     Inventories are comprised of the following:

	June 30,	December 31,
	2005	2004

Finished goods	$907.4	$869.5
Work in process	123.5	107.6
Raw materials	71.7	58.1

Total	$1,102.6	$1,035.2

NOTE 7. INVESTMENTS IN AFFILIATES
     We have investments in affiliates that are accounted for using the equity method of accounting. The most significant of these affiliates is WesternGeco, a seismic venture in which we own 30% and Schlumberger Limited (“Schlumberger”) owns 70%. Summarized unaudited operating results for WesternGeco are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues	$383.2	$292.0	$761.3	$604.7
Operating income	57.3	14.6	119.8	46.9
Net income	50.5	7.3	106.7	35.8
     The summarized unaudited financial position of WesternGeco is as follows:

	June 30,	December 31,
	2005	2004

Current assets	$902.1	$713.7
Noncurrent assets	1,096.8	1,147.9

Total assets	$1,998.9	$1,861.6

Current liabilities	$426.3	$402.2
Noncurrent liabilities	105.1	100.7
Stockholders’ equity	1,467.5	1,358.7

Total liabilities and stockholders’ equity	$1,998.9	$1,861.6

     In conjunction with the formation of WesternGeco in November 2000, we entered into an agreement with Schlumberger whereby a cash true–up payment will be made by either of the parties based on a formula comparing the ratio of the net present value of sales revenue from each party’s contributed multiclient seismic data libraries during the four–year period ending November 30, 2004 and the ratio of the net book value of those libraries as of November 30, 2000. The maximum payment that either party will be required to

Baker Hughes Incorporated
Notes to Consolidated Condensed Financial Statements (continued)
make as a result of this adjustment is $100.0 million. We currently estimate that Schlumberger will make a payment to us of approximately $13 million, pending final determination of the adjustment. When received, this payment will be recorded as a reduction in the carrying value of our investment in WesternGeco. This payment will be taxable when received and the tax effect will be recorded as current income tax expense.
     On or after December 1, 2005, either party to the WesternGeco Master Formation Agreement may offer to sell their entire interest in the venture to the other party at a cash purchase price per percentage interest specified in an offer notice. If the offer to sell is not accepted, the offering party will be obligated to purchase and the other party will be obligated to sell its entire interest of the other party at the same price per percentage interest as the price specified in the offer notice.
     In February 2004, we completed the sale of our minority interest in Petreco International, a venture we entered into in 2001, for $35.8 million, of which $7.4 million was held in escrow pending the outcome of potential indemnification obligations pursuant to the sales agreement. In May 2005, we received $3.7 million from the release of a portion of the amount held in escrow. The remainder will be released in February 2006. We recognized a gain on the sale of $1.3 million, net of tax of $1.5 million.
NOTE 8. PROPERTY
     Property is comprised of the following:

	June 30,	December 31,
	2005	2004

Land	$39.9	$40.8
Buildings and improvements	603.5	618.1
Machinery and equipment	1,967.4	1,960.6
Rental tools and equipment	1,126.6	1,097.5

Total property	3,737.4	3,717.0
Accumulated depreciation	(2,429.1)	(2,382.9)

Property – net	$1,308.3	$1,334.1

NOTE 9. GOODWILL AND INTANGIBLE ASSETS
     The changes in the carrying amount of goodwill are detailed below by segment:

	Drilling	Completion
	and	and
	Evaluation	Production	Total

Balance as of December 31, 2004	$902.9	$364.1	$1,267.0
Translation adjustments and other	(0.8)	(0.4)	(1.2)

Balance as of June 30, 2005	$902.1	$363.7	$1,265.8

     Intangible assets are comprised of the following:

	June 30, 2005			December 31, 2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Technology based	$190.3	$(64.4)	$125.9	$190.2	$(58.8)	$131.4
Contract based	10.9	(5.7)	5.2	11.0	(4.8)	6.2
Marketing related	6.1	(5.4)	0.7	6.1	(5.6)	0.5
Customer based	0.6	(0.2)	0.4	0.6	(0.2)	0.4
Other	1.1	(0.8)	0.3	1.2	(0.8)	0.4

Total amortizable intangible assets	209.0	(76.5)	132.5	209.1	(70.2)	138.9
Marketing related intangible asset with an indefinite useful life	16.2	—	16.2	16.2	—	16.2

Total	$225.2	$(76.5)	$148.7	$225.3	$(70.2)	$155.1

Baker Hughes Incorporated
Notes to Consolidated Condensed Financial Statements (continued)
     Intangible assets are amortized either on a straight–line basis with estimated useful lives ranging from 1 to 20 years, or on a basis that reflects the pattern in which the economic benefits of the intangible assets are consumed, which range from 15 to 30 years.
     Amortization expense for intangible assets for the three months and six months ended June 30, 2005 was $3.8 million and $7.6 million, respectively, and is estimated to be $15.5 million for 2005. Estimated amortization expense for each of the subsequent five fiscal years is expected to be within the range of $8.4 million to $14.7 million.
NOTE 10. FINANCIAL INSTRUMENTS
Interest Rate Swap Agreement
     In April 2004, we entered into an interest rate swap agreement for a notional amount of $325.0 million associated with our 6.25% Notes due January 2009. The agreement was designated and qualified as a fair value hedging instrument. Due to our outlook for interest rates, we terminated the interest rate swap agreement in June 2005 which required us to make a payment of $5.5 million. This amount was deferred and is being amortized as an increase to interest expense over the remaining life of the underlying debt security.
Foreign Currency Forward Contracts
     At June 30, 2005, we had entered into several foreign currency forward contracts with notional amounts aggregating $60.0 million to hedge exposure to currency fluctuations in various foreign currencies, including the British Pound Sterling, the Norwegian Krone, the Euro and the Brazilian Real. These contracts are designated and qualify as fair value hedging instruments. Based on quoted market prices as of June 30, 2005 for contracts with similar terms and maturity dates, we recorded a loss of $1.9 million to adjust these foreign currency forward contracts to their fair market value. This loss offsets designated foreign exchange gains resulting from the underlying exposures and is included in selling, general and administrative expense in our consolidated condensed statement of operations.
     At June 30, 2005, we had also entered into several foreign currency forward contracts with notional amounts aggregating $173.2 million to hedge exposure to currency fluctuations in various foreign currencies, including the British Pound Sterling, the Euro and the Canadian Dollar. These exposures arise when local currency operating expenses are not in balance with local currency revenue collections. The funding of such imbalances is supported by short–term intercompany borrowing commitments that have definitive amounts and funding dates. The borrowing commitments are scheduled to be funded on or before December 31, 2005. These foreign currency forward contracts are designated as cash flow hedging instruments and are fully effective. Based on quoted market prices as of June 30, 2005 for contracts with similar terms and maturity dates, we recorded a loss of $4.9 million, net of tax of $2.6 million, to adjust these foreign currency forward contracts to their fair market value. This loss is included in accumulated other comprehensive loss in the consolidated condensed balance sheet.
NOTE 11. SEGMENT AND RELATED INFORMATION
     During the first quarter of 2005, we reorganized our operating divisions into two separate groups: the Drilling and Evaluation group, which consists of the Baker Atlas, Baker Hughes Drilling Fluids, Hughes Christensen and INTEQ divisions, and the Completion and Production group, which consists of the Baker Oil Tools, Baker Petrolite and Centrilift divisions. The reorganization was done to align product lines based on the types of products and services provided to our customers, to provide additional focus on our product lines and technology and to be able to more effectively serve our customers.
     Accordingly, beginning with the first quarter of 2005, we are reporting our results under three segments: Drilling and Evaluation, Completion and Production and WesternGeco. Divisions in the Drilling and Evaluation segment generally provide services and products used directly in the drilling and formation evaluation of oil and natural gas wells. Divisions in the Completion and Production segment provide services and products used to complete wells, rework existing wells and enhance or initiate production from new wells.
     We have aggregated the divisions within each segment because they have similar economic characteristics and because the long-term financial performance of these divisions is affected by similar economic conditions. They also operate in the same markets, which include all of the major oil and natural gas producing regions of the world. The results of each segment are evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance. All prior period segment information has been restated to reflect these changes.

Baker Hughes Incorporated
Notes to Consolidated Condensed Financial Statements (continued)
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

	Drilling	Completion
	and	and		Total	Corporate
	Evaluation	Production	WesternGeco	Oilfield	and Other	Total

Revenues
Three months ended June 30, 2005	$893.7	$880.9		$1,774.6	$0.9	$1,775.5
Three months ended June 30, 2004	714.9	783.0		1,497.9	1.1	1,499.0

Six months ended June 30, 2005	$1,733.0	$1,691.8		$3,424.8	$1.3	$3,426.1
Six months ended June 30, 2004	1,403.6	1,481.6		2,885.2	1.4	2,886.6

Segment profit (loss)
Three months ended June 30, 2005	$177.3	$175.6	$18.5	$371.4	$(64.7)	$306.7
Three months ended June 30, 2004	105.1	143.0	3.8	251.9	(73.8)	178.1

Six months ended June 30, 2005	$335.8	$329.3	$37.8	$702.9	$(123.8)	$579.1
Six months ended June 30, 2004	202.4	249.1	12.8	464.3	(142.1)	322.2

Total assets
As of June 30, 2005	$2,999.4	$2,772.1	$676.8	$6,448.3	$687.4	$7,135.7
As of December 31, 2004	2,932.3	2,671.4	620.1	6,223.8	597.5	6,821.3
     The following table presents the details of the “Corporate and Other” loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Corporate expenses	$(51.3)	$(53.6)	$(93.7)	$(97.8)
Interest, net	(13.4)	(20.2)	(30.1)	(44.3)

Total	$(64.7)	$(73.8)	$(123.8)	$(142.1)

Baker Hughes Incorporated
Notes to Consolidated Condensed Financial Statements (continued)
NOTE 12. EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
     We have noncontributory defined benefit pension plans (“Pension Benefits”) covering various domestic and foreign employees. The components of net periodic benefit cost are as follows:

	U.S. Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Service cost	$5.7	$5.2	$11.4	$10.3
Interest cost	2.9	2.6	5.9	5.3
Expected return on plan assets	(6.5)	(5.1)	(12.9)	(10.2)
Recognized actuarial loss	0.7	1.0	1.3	2.0

Net periodic benefit cost	$2.8	$3.7	$5.7	$7.4

	Non–U.S. Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Service cost	$0.6	$0.4	$1.2	$0.9
Interest cost	3.5	3.6	7.1	6.7
Expected return on plan assets	(3.4)	(2.3)	(6.8)	(4.5)
Recognized actuarial loss	0.7	1.3	1.4	2.3

Net periodic benefit cost	$1.4	$3.0	$2.9	$5.4

Postretirement Welfare Benefits
     We provide certain postretirement health care and life insurance benefits to substantially all U.S. employees who retire and have met certain age and service requirements. The components of net periodic benefit cost are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Service cost	$1.5	$1.4	$3.1	$2.8
Interest cost	2.4	2.3	4.8	4.9
Amortization of prior service cost	0.2	0.2	0.3	0.4
Recognized actuarial loss	0.5	0.1	1.0	0.6

Net periodic benefit cost	$4.6	$4.0	$9.2	$8.7

NOTE 13. GUARANTEES
     In the normal course of business with customers, vendors and others, we have entered into off–balance sheet arrangements, such as letters of credit and other bank issued guarantees, for approximately $313 million at June 30, 2005. We have also guaranteed debt and other obligations of third parties with a maximum exposure of $4.8 million at June 30, 2005. None of the off–balance sheet arrangements either has, or is likely to have, a material effect on our consolidated condensed financial statements.
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

Baker Hughes Incorporated
Notes to Consolidated Condensed Financial Statements (continued)
     The changes in the aggregate product warranty liabilities for the six months ended June 30, 2005 are as follows:

Balance as of December 31, 2004	$16.6
Claims paid	(1.9)
Additional warranties issued	2.3
Revisions in estimates for previously issued warranties	0.5
Other	0.1

Balance as of June 30, 2005	$17.6

     The balances as of June 30, 2005 and December 31, 2004 include $8.3 million and $7.6 million, respectively, for product warranty liabilities related to the discontinued Process segment.
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
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29, to address the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring after June 30, 2005. We adopted SFAS No. 153 on July 1, 2005.
     In December 2004, the FASB issued FASB Staff Position No. 109–1 (“FSP 109–1”), Application of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which provides guidance on the American Jobs Creation Act of 2004 (the “Act”). The Act provides a tax deduction for income from qualified domestic production activities. FSP 109–1 provides for the treatment of the deduction as a special deduction as described in SFAS No. 109. As such, the deduction will have no effect on existing deferred tax assets and liabilities. The impact of the deduction is to be reported in the period in which the deduction is claimed on our U.S. tax return. We do not expect that this deduction will have a material impact on our effective tax rate in future years. We adopted FSP 109–1 on January 1, 2005.
     In December 2004, the FASB issued FASB Staff Position No. 109–2 (“FSP 109–2”), Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Act on a company’s income tax expense and deferred tax liability. FSP 109–2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We have decided not to elect to repatriate foreign earnings under the provisions in the Act. Accordingly, our consolidated condensed financial statements do not reflect a provision for taxes related to this election.
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

Baker Hughes Incorporated
Notes to Consolidated Condensed Financial Statements (continued)
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20 (“APB No. 20”), Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period–specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 on January 1, 2006.
NOTE 15. SUBSEQUENT EVENT
     In July 2005, we entered into a $500.0 million revolving committed credit facility (the “new facility”) to be used for commercial paper backup and general corporate purposes. The new facility replaces a $500.0 million committed revolving credit facility that was due to expire in July 2006. The new facility contains a provision to allow for an increase in the facility amount of an additional $500.0 million, subject to approval and acceptance by the lenders, among other conditions. The term of the new facility is for a five–year period ending on July 7, 2010, with up to three one–year extensions, subject to approval and acceptance by the lenders, among other conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated condensed financial statements and the related notes thereto, as well as our Annual Report on Form 10–K for the year ended December 31, 2004.
EXECUTIVE SUMMARY
     We are a leading provider of drilling, formation evaluation, completion and production products and services to the worldwide oil and natural gas industry. We compete as one of the three largest diversified oilfield services companies. Our seven product–line focused divisions are organized into two separate groups: the Drilling and Evaluation group and the Completion and Production group. The groups align product lines based on the types of products and services provided to our customers. We also own a 30% equity interest in WesternGeco, a seismic venture with Schlumberger Limited (“Schlumberger”). Accordingly, we report our results under three segments – Drilling and Evaluation, Completion and Production and WesternGeco:
•	The Drilling and Evaluation segment consists of Baker Hughes Drilling Fluids (drilling fluids), Hughes Christensen (oilfield drill bits), INTEQ (drilling, measurement–while–drilling and logging–while–drilling) and Baker Atlas (wireline formation evaluation and wireline completion services). The Drilling and Evaluation segment provides products and services used to drill oil and natural gas wells.

•	The Completion and Production segment consists of Baker Oil Tools (workover, fishing and completion equipment), Baker Petrolite (oilfield specialty chemicals) and Centrilift (electric submersible pumps and progressing cavity pumps). The Completion and Production segment provides equipment and services used from the completion phase through the productive life of oil and natural gas wells.

•	The WesternGeco segment consists of our equity interest in WesternGeco.
     Net income for the second quarter of 2005 was $218.8 million, an 87.2% increase compared with $116.9 million in the second quarter of 2004. During the second quarter of 2005, the Baker Hughes rig count continued to increase, as oil and natural gas companies around the world recognized the need to increase productive capacity to meet the growing demand for hydrocarbons. Oil and natural gas prices were at historic highs in the second quarter of 2005, reflecting strong demand and relatively low excess productive capacity. We reported revenues of $1,775.5 million for the second quarter of 2005, an 18.4% increase compared with the second quarter of 2004, outpacing the 13.2% increase in the worldwide average rig count for the second quarter of 2005 compared with the second quarter of 2004. In addition to the growth in our revenues from increased activity, we also increased our revenues through pricing improvements and increased market share in certain product lines.
•	In North America, our revenues for the second quarter of 2005 increased 24.7% compared with the second quarter of 2004, while the rig count increased 15.6% for the second quarter of 2005 compared with the second quarter of 2004, driven primarily by land–based drilling for natural gas.

•	Latin American revenues increased 21.2% and the Latin American rig count increased 12.4% in the second quarter of 2005 compared with the second quarter of 2004.

•	Europe, Africa and CIS revenues increased 8.6% in the second quarter of 2005 compared with the second quarter of 2004. Growth in revenues from Europe and Africa exceeded the rig count growth in each region. Russian revenues were down compared with the second quarter of 2004 primarily related to decreased sales of electric submersible pump systems at our Centrilift division.

•	Middle East and Asia Pacific revenues were up 20.0% in the second quarter of 2005 compared with 2004 exceeding the increase in the rig count in each region for the comparable period.
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

     The primary driver of our business is our customers’ capital and operating expenditures dedicated to exploring and drilling for and developing and producing oil and natural gas. Our business is cyclical and is dependent upon our customers’ forecasts of future oil and natural gas prices, future economic growth and hydrocarbon demand and estimates of future oil and natural gas production. During the first six months of 2005, our customers’ spending directed to both worldwide oil and North American oil and natural gas projects increased compared with the first six months of 2004. The increase in spending was driven by the perceived, multi–year requirement to find, develop and produce more hydrocarbons to meet the growth in demand, offset production declines, increase inventory levels and rebuild productive capacity. Additionally, the increase was supported by historically high oil and natural gas prices. Our customers’ spending on oil projects is expected to continue to grow for the remainder of 2005 and in the near future, with a bias towards those projects in the Middle East, Russia and the Caspian region and Africa. Spending in North America is dominated by spending on natural gas projects. In North America, customer spending is expected to continue to grow in 2005 compared with 2004 levels, which were the highest in over two decades.
     Our ability to continue to execute our 2005 business plan and to meet our 2005 financial objectives is dependent on a number of factors. These factors include, but are not limited to, our ability to: manage increasing raw material and component costs (especially steel alloys, copper, carbide and chemicals); continue to make ongoing improvements in the productivity of our manufacturing organization; recruit, train and retain the skilled and diverse workforce necessary to meet our business needs; expand our business in areas that are growing rapidly with customers whose spending is expected to increase substantially (such as NOCs), and in areas in which we are underrepresented (such as the Middle East); and realize price increases commensurate with the value we provide to our customers and in excess of the increase in raw material and labor costs. For a full discussion of risk factors and forward–looking statements, please see the “Risk Factors Related to the Worldwide Oil and Natural Gas Industry”, “Risk Factors Related to Our Business” and “Forward–Looking Statements” sections contained herein.
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
     Rigs in the U.S. are counted as active if, on the day the count is taken, the well being drilled has been started, drilling has not been completed and the well is anticipated to be of sufficient depth, which may change from time to time and may vary from region to region, to be a potential consumer of our drill bits. Rigs in Canada are counted as active if data obtained by the Canadian Association of Oilwell Drillers and Contractors indicates that drilling operations have occurred during the week and we are able to verify this information. In most international areas, rigs are counted as active if drilling operations have taken place for at least 15 days during the month. In some active international areas where better data is available, a weekly or daily average of active rigs is taken. In those international areas where there is poor availability of data, the rig counts are estimated from third party data. The rig count does not include rigs that are in transit from one location to another, are rigging up, are being used in non–drilling activities, including production testing, completion and workover, or are not significant consumers of drill bits.

     Our rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

U.S. – land and inland waters	1,243	1,069	1,212	1,045
U.S. – offshore	93	94	97	96
Canada	237	198	373	356

North America	1,573	1,361	1,682	1,497

Latin America	326	290	319	282
North Sea	45	44	40	43
Other Europe	27	32	26	32
Africa	50	49	51	47
Middle East	246	226	243	222
Asia Pacific	222	197	216	191

Outside North America	916	838	895	817

Worldwide	2,489	2,199	2,577	2,314

U.S. Workover Rigs	1,314	1,201	1,288	1,195

     The U.S. – land and inland waters rig count increased 16.3% in the second quarter of 2005 compared with the second quarter of 2004 due to the increase in drilling for natural gas. The U.S. – offshore rig count decreased 1.1% in the second quarter of 2005 compared with the second quarter of 2004. The Canadian rig count increased 19.7% in the second quarter of 2005 compared with the second quarter of 2004 due to the increase in drilling for natural gas.
     Outside North America, the rig count increased 9.3% in the second quarter of 2005 compared with the second quarter of 2004. The rig count in Latin America increased 12.4% in the second quarter of 2005 compared with the second quarter of 2004, driven primarily by spending increases in Venezuela, Argentina, Mexico and Colombia. The North Sea rig count increased 2.3% in the second quarter of 2005 compared with the second quarter of 2004. The rig count in Africa increased 2.0% in the second quarter of 2005 compared with the second quarter of 2004. Activity in the Middle East continued to rise steadily, with an 8.8% increase in the rig count in the second quarter of 2005 compared with the second quarter of 2004 driven primarily by activity increases in Qatar, Kuwait, Sudan, Saudi Arabia and Yemen. The rig count in the Asia Pacific region was up 12.7% in the second quarter of 2005 compared with the second quarter of 2004 primarily due to activity increases in India, Indonesia, offshore China and Thailand.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Oil prices ($/Bbl)	$53.11	$38.31	$51.51	$36.84
Natural gas prices ($/mmBtu)	6.95	6.10	6.70	5.87
     Oil prices averaged $53.11/Bbl in the second quarter of 2005. Prices fell from the mid–$50s/Bbl in April 2005 to a low of $46.80/Bbl in May 2005, before reaching a high for the second quarter of $61.28/Bbl in early June. Although inventories of crude and petroleum products increased in the second quarter of 2005, the ongoing lack of excess productive capacity continues to support high prices. Worldwide demand for hydrocarbons was driven by strong worldwide economic growth, which was particularly strong in China and developing countries in Asia. Worldwide excess productive capacity remains at the lowest level in 30 years, and disruptions, or the potential for disruptions, in oil supply are expected to result in oil prices remaining volatile throughout the year.
     During the second quarter of 2005, natural gas prices averaged $6.95/mmBtu. Throughout the second quarter, a tight balance between supply and demand and high oil prices supported prices between $6.23/mmBtu and $7.82/mmBtu. Natural gas storage levels in the U.S. ended the withdrawal season at 1,239 Bcf, which was 225 Bcf more than the storage level at the end of the withdrawal season in 2004. Prices ended the second quarter at approximately $7/mmBtu.
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
     Oil – Oil prices for the remainder of 2005 are expected to trade between $45/Bbl and $65/Bbl, with periodic spikes or troughs which may exceed this range. Strong worldwide economic growth and the lack of excess productive capacity are expected to support prices. Growth in oil demand is expected to slow in 2005 compared with 2004, as worldwide economic growth and, in particular, economic growth in China, moderates from the extraordinarily strong growth exhibited in 2004. At the end of June 2005, the International Energy Agency estimated that excess productive capacity was less than 3% of demand and that two-thirds of the excess capacity was in Saudi Arabia and Iraq. The ongoing lack of excess productive capacity will leave the energy markets susceptible to price volatility and the Organization of Petroleum Exporting Countries (“OPEC”) may be unable to increase production should there be any significant disruptions or threat of disruptions in oil supplies.
      Factors that could lead to prices at the lower end of our range include but are not limited to OPEC exports in excess of their stated goals combined with any of the following: (1) a global economic slowdown triggered by high oil prices, (2) a more significant than expected slowing of worldwide economic growth, particularly economic growth in China, or (3) greater than planned growth in Russian oil exports; or other factors which result in an increase in excess productive capacity and higher oil inventories levels.
     Factors that could lead to prices at the top of our range include but are not limited to more rapid than planned expansion of the worldwide economy, particularly the economy in China; a significant slowing of exports from Russia and the inability of key exporting countries to produce additional crude; or other factors which result in excess productive capacities remaining at low levels.
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
     Natural Gas – Natural gas prices for the remainder of 2005 are expected to remain volatile, trading between $5/mmBtu and $10/mmBtu. Natural gas prices could trade at the top, or beyond the top, of this range if weather is colder than normal, the U.S. economy, particularly the industrial sector, exhibits greater than expected growth and continued levels of customer spending are not sufficient to support the production growth required to meet the growth of natural gas demand. Natural gas prices could move to the bottom, or below the bottom, of this range if U.S. economic growth is weaker than expected or weather is milder than expected. During the summer, natural gas prices are expected to trade at a level necessary to curtail price sensitive demand and allow storage to refill.
     Customer Spending – Based upon our discussions with major customers, review of published industry reports and our outlook for oil and natural gas prices described above, anticipated customer spending trends are as follows:
•	North America – Spending in North America, primarily towards developing natural gas supplies, is expected to increase approximately 17% to 19% in 2005 compared with 2004.

•	Outside North America – Customer spending, primarily directed at developing oil supplies, is expected to increase 14% to 16% in 2005 compared with 2004.

•	Total spending is expected to increase 17% to 19% in 2005 compared with 2004.
     Drilling Activity – Based upon our outlook for oil and natural gas prices and customer spending described above, our outlook for drilling activity, as measured by the Baker Hughes rig count, is as follows:
•	The North American rig count is expected to increase approximately 10% to 12% in 2005 compared with 2004.

•	Drilling activity outside of North America is expected to increase approximately 9% to 11% in 2005 compared with 2004.
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
     In our outlook for 2005, we took into account the factors described herein. We expect that 2005 will be a stronger year than 2004, with revenues increasing 17% to 19%, in line with the expected increase in customer spending. We expect that the growth in our revenues will primarily be due to increased activity and pricing improvement. Our assumptions regarding overall growth in customer spending assume strong economic growth in the U.S. and China, resulting in an average annual oil price exceeding $45/Bbl. Our assumptions regarding customer spending in North America assume strong economic growth in the U.S. and natural gas prices exceeding an annual average of $5/mmBtu.
     In North America, we expect revenues to increase 17% to 19% in 2005 compared with 2004. We expect spending on land–based projects to continue to increase in 2005 driven by demand for natural gas, following the trend evident in 2004. We also expect offshore spending in the Gulf of Mexico to increase modestly in 2005 compared with 2004. Hurricane–related weather could negatively impact spending in the Gulf of Mexico in the second half of 2005.
     In 2005, we expect revenues outside North America to be between 55% and 60% of total revenues, and we expect these revenues to increase 14% to 16% in 2005 compared with 2004, continuing the multi–year trend of growth in customer spending. Spending on large projects by NOCs are expected to reflect established seasonality trends, resulting in softer revenues in the first half of the year and stronger revenues in the second half. The Middle East, Africa and Latin America are expected to grow modestly in 2005 compared with 2004. Our expectations for spending and revenue growth could decrease if average prices fall below $45/Bbl for oil or $5/mmBtu for natural gas or if there are disruptions in key oil and natural gas production markets, such as Venezuela or Nigeria.
     In the six months ended June 30, 2005, WesternGeco contributed $37.8 million of equity in income of affiliates compared with $12.8 million of equity in income of affiliates in the six months ended June 30, 2004. We expect the trend of improving operating results for WesternGeco to continue throughout 2005. Information regarding WesternGeco’s profitability in 2005 is based on information that WesternGeco has provided to us. Should this information not be accurate, our forecasts for profitability could be impacted, either positively or negatively.
     In 2005, we modified our stock award program to provide a combination of both restricted stock and stock option awards. Restricted stock awards were granted in January and stock option awards were granted in January and July. As required under the current accounting rules, awards of restricted stock are expensed over the vesting period based on their fair value when granted. We plan to begin expensing the fair value of stock option awards and stock issued under the employee stock purchase plan in January 2006, when we intend to adopt the revised Statement of Financial Accounting Standards No. 123, Share–Based Payment (“SFAS No. 123R”). We are currently in the process of evaluating different option pricing models and the impact of SFAS No. 123R on our consolidated financial statements.
     Based on the above forecasts, we believe that net income per diluted share in 2005 will be in the range of $2.52 to $2.60, which includes the impact of expensing restricted stock awards. Significant price increases, lower than expected raw material and labor costs, higher than planned activity or significantly better than expected results from WesternGeco could cause earnings per share to reach the upper end of this range. Conversely, less than expected price increases, higher than expected raw material and labor costs, lower than expected productivity or significantly worse than expected results at WesternGeco could result in earnings per share being at or below the bottom of this range. Our ability to improve pricing is dependent on demand for our products and services and our competitors strategies of managing capacity. While the commercial introduction of new technology is an important factor in realizing pricing improvement, without pricing discipline throughout the industry as a whole, meaningful improvements in our prices are not likely to be realized. Additionally, significant changes in drilling activity outside our expectations could impact operating results positively or negatively.
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
Risk Factors Related to Our Business
     Our expectations regarding our business outlook, including changes in revenue, pricing, capital spending and profitability, are only our forecasts regarding these matters. These forecasts may be substantially different from actual results, which are affected by the following risk factors and the timing of any of these risk factors:
•	Oil and gas market conditions – the level of petroleum industry E&P expenditures; drilling rig and oil and natural gas industry manpower and equipment availability; the price of, and the demand for, crude oil and natural gas; drilling activity; risks from operating hazards; seasonal and other weather conditions that affect the demand for energy; severe weather conditions, such as hurricanes, that affect exploration and production activities; OPEC policy and the adherence by OPEC nations to their OPEC production quotas; war, military action, terrorist activities or extended period of international conflict, particularly involving the U.S., Middle East or other major petroleum–producing or consuming regions; civil unrest or security conditions where we operate; expropriation of assets by governmental action.
•	Pricing, market share and contract terms – our ability to implement and affect price increases for our products and services; the effect of the level and sources of our profitability on our tax rate; the ability of our competitors to capture market share; our ability to retain or increase our market share; changes in our strategic direction; the effect of industry capacity relative to demand for the markets in which we participate; our ability to negotiate acceptable terms and conditions with our customers, especially NOCs; our ability to manage warranty claims and improve performance and quality; our ability to effectively manage our commercial agents.

•	Costs and availability of resources – our ability to manage the rising costs and availability of sufficient raw materials and components (especially steel alloys, copper, carbide and chemicals); our ability to recruit, train and retain the skilled and diverse workforce necessary to meet our business needs; manufacturing capacity and subcontracting capacity at forecasted costs to meet our revenue goals; the availability of essential electronic components used in our products; the effect of competition, particularly our ability to introduce new technology on a forecasted schedule and at forecasted costs; potential impairment of long–lived assets; the accuracy of our estimates regarding our capital spending requirements; unanticipated changes in the levels of our capital expenditures; the need to replace any unanticipated losses in capital assets; the development of technology by us or our competitors that lowers overall finding and development costs; labor–related actions, including strikes, slowdowns and facility occupations.
•	Litigation and changes in laws or regulatory conditions – the potential for unexpected litigation or proceedings; the legislative, regulatory and business environment in the U.S. and other countries in which we operate; outcome of government and internal investigations and legal proceedings; new laws, regulations and policies that could have a significant impact on the future operations and conduct of all businesses; changes in export control laws or exchange control laws; additional restrictions on doing business in countries subject to sanctions: changes in laws in Russia or other countries identified by management for immediate focus; changes in accounting standards; changes in tax laws or tax rates in the jurisdictions in which we operate; resolution of audits by various tax authorities; ability to fully utilize our tax loss carryforwards and tax credits.
•	Economic conditions – worldwide economic growth; the effect that high energy prices may have on worldwide economic growth and demand for hydrocarbons; foreign currency exchange fluctuations and changes in the capital markets in international locations where we operate; the condition of the capital and equity markets in general; our ability to estimate the size of and changes in the worldwide oil and natural gas industry.
•	Environmental matters – unexpected, adverse outcomes or material increases in liability with respect to environmental remediation sites where we have been named as a potentially responsible party; the discovery of new environmental remediation sites; changes in environmental regulations; the discharge of hazardous materials or hydrocarbons into the environment.
     For additional risk factors and cautions regarding forward–looking statements, see the “Risk Factors Related to the Worldwide Oil and Natural Gas Industry” and “Forward–Looking Statements” sections contained herein. This list of risk factors is not intended to be all inclusive.
DISCONTINUED OPERATIONS
      In September 2004, we completed the sale of Baker Hughes Mining Tools, a product line group within the Drilling and Evaluation segment that manufactured rotary drill bits used in the mining industry. In January 2004, we completed the sale of BIRD Machine (“BIRD”), the remaining division of the former Process segment, and received $5.6 million in proceeds, which were subject to post–closing adjustments to the purchase price, and retained certain accounts receivable, inventories and other assets. During the second quarter of 2004, we made a net payment of $6.8 million to the buyer of BIRD in settlement of the final purchase price adjustment. The adjustment was the result of changes in the value of assets sold to and liabilities assumed by the buyer between the date the initial sales price was negotiated and the closing of the sale. Our consolidated condensed financial statements have been reclassified for all prior periods to reflect these operations as discontinued. See Note 3 of the Notes to Consolidated Condensed Financial Statements for additional information regarding discontinued operations.
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

     The table below details certain consolidated condensed statement of operations data and their percentage of revenues for the three months and six months ended June 30, 2005 and 2004, respectively.

	Three Months Ended June 30,
	2005		2004

Revenues	$1,775.5	100.0%	$1,499.0	100.0%
Cost of revenues	1,220.8	68.8	1,071.1	71.5
Selling, general and administrative	252.8	14.2	233.1	15.6

	Six Months Ended June 30,
	2005		2004

Revenues	$3,426.1	100.0%	$2,886.6	100.0%
Cost of revenues	2,381.1	69.5	2,086.3	72.3
Selling, general and administrative	474.5	13.8	446.2	15.5
Revenues
     Revenues for the three months ended June 30, 2005 increased 18.4% compared with the three months ended June 30, 2004, primarily due to increases in activity, as evidenced by a 13.2% increase in the worldwide rig count, pricing improvements and gains in market share in certain product lines. Revenues in North America, which accounted for 42.0% of total revenues, increased 24.7% for the three months ended June 30, 2005 compared with the three months ended June 30, 2004. This increase reflects increased activity in the U.S., as evidenced by a 15.6% increase in the North American rig count. Revenues outside North America, which accounted for 58.0% of total revenues, increased 14.3% for the three months ended June 30, 2005 compared with the three months ended June 30, 2004. This increase reflects the improvement in international drilling activity, as evidenced by the 9.3% increase in the rig count outside North America, particularly in Latin America, the Middle East and Asia Pacific, coupled with pricing improvement in certain markets and product lines.
     Revenues for the six months ended June 30, 2005 increased 18.7% compared with the six months ended June 30, 2004. Revenues were positively impacted by the increased activity from land rigs drilling for natural gas in the U.S. and Canada, driven by continued investment in drilling for natural gas prospects; increased activity in certain international markets, including the U.K. sector of the North Sea, Nigeria, Saudi Arabia and China; and pricing improvements in certain markets and product lines.
Cost of Revenues
     Cost of revenues for the three months ended June 30, 2005 increased 14.0% compared with the three months ended June 30, 2004. Cost of revenues for the six months ended June 30, 2005 increased 14.1% compared with the six months ended June 30, 2004. Cost of revenues as a percentage of consolidated revenues was 68.8% and 71.5% for the three months ended June 30, 2005 and 2004, respectively. Cost of revenues as a percentage of consolidated revenues was 69.5% and 72.3% for the six months ended June 30, 2005 and 2004, respectively. The decreases are primarily the result of pricing improvement in certain markets and product lines, improved utilization of our rental tool fleet and improved cost control measures, including lower repairs and maintenance costs at our INTEQ division, partially offset by increased material costs and higher employee expenses.
Selling, General and Administrative
     Selling, general and administrative expenses increased 8.5% in the three months ended June 30, 2005 compared with the three months ended June 30, 2004 and increased 6.3% in the six months ended June 30, 2005 compared with the six months ended June 30, 2004. These increases are primarily due to higher marketing expenses as a result of increased activity, higher employee expenses and higher costs associated with assets and liabilities retained from the discontinued Process segment.
Equity in Income of Affiliates
     Equity in income of affiliates increased $14.7 million in the three months ended June 30, 2005 compared with the three months ended June 30, 2004 and increased $26.3 million in the six months ended June 30, 2005 compared with the six months ended June 30, 2004. The increases are primarily due to the increase in equity in income of WesternGeco, our most significant equity method investment, as a result of improving conditions in the seismic market.

Interest Expense
     Interest expense decreased $3.9 million in the three months ended June 30, 2005 compared with the three months ended June 30, 2004 and decreased $9.9 million in the six months ended June 30, 2005 compared with the six months ended June 30, 2004. These decreases were due to lower total debt levels as a result of the repayment of $350.0 million of long–term debt in the second quarter of 2004.
Income Taxes
     Our effective tax rates differ from the U.S. statutory income tax rate of 35% due to state income taxes, differing rates of tax on international operations and higher taxes within the WesternGeco venture. Additionally, our provision for income taxes for the second quarter of 2005 reflects a $10.6 million reduction related to the recording of a deferred tax asset for our supplemental retirement plan and a $2.7 million reduction from lowering our estimated effective tax rate for the year ending December 31, 2005. The effective tax rate for the third and fourth quarters of 2005 is expected to be approximately 33% and for the year ending December 31, 2005 is expected to be approximately 32%.
LIQUIDITY AND CAPITAL RESOURCES
     Our objective in financing our business is to maintain adequate financial resources and access to additional liquidity. During the six months ended June 30, 2005, cash flows from operations and proceeds from the issuance of common stock resulting from the exercise of stock options were the principal sources of funding. We anticipate that cash flows from operations will cover our liquidity needs in 2005. We also have a $500.0 million committed revolving credit facility that provides back–up liquidity in the event of an unanticipated significant demand on cash flows that could not be funded by operations.
     Our capital planning process is focused on utilizing cash flows generated from operations in ways that enhance the value of our company. During the six months ended June 30, 2005, we used cash for a variety of activities including working capital needs, repayment of short–term borrowings, payment of dividends and capital expenditures.
Cash Flows
     Cash flows provided (used) by continuing operations by type of activity were as follows for the six months ended June 30:

	2005	2004

Operating activities	$362.5	$266.4
Investing activities	(152.3)	(105.8)
Financing activities	(43.0)	(211.6)
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
Operating Activities
     Cash flows from operating activities of continuing operations provided $362.5 million in cash in the six months ended June 30, 2005 compared with $266.4 million in cash in the six months ended June 30, 2004. This increase was primarily due to an increase in income from continuing operations partially offset by an increase in working capital.

     The underlying drivers of the changes in working capital are as follows:
•	An increase in accounts receivable due to increased activity used $141.2 million in cash in the first six months of 2005 compared with using $95.1 million in cash in the first six months of 2004. This was due to an increase in revenues, even though days sales outstanding (defined as the average number of days our accounts receivable are outstanding) remained flat.

•	A build up of inventory in anticipation of increased activity used $85.8 million in cash in the first six months of 2005 compared with using $35.5 million in the first six months of 2004. The buildup in inventory was partially offset by our continued focus on improving inventory turnover.

•	An increase in accounts payable provided $32.8 million in cash in the first six months of 2005 compared with providing $34.6 million in cash in the first six months of 2004 primarily due to increased activity.

•	An increase in accrued employee compensation and other current liabilities provided $3.6 million in cash in the first six months of 2005 compared with providing $4.9 million in cash in the first six months of 2004.
Investing Activities
     Our principal recurring investing activity is the funding of capital expenditures to ensure that we have the appropriate levels and types of rental tools in place to generate revenues from operations. Expenditures for capital assets totaled $199.4 million and $164.4 million for the six months ended June 30, 2005 and 2004, respectively. The majority of these expenditures were for rental tools and machinery and equipment, including wireline tools and equipment.
     In January 2004, we completed the sale of BIRD and received $5.6 million in proceeds, which were subject to post–closing adjustments to the purchase price. In June 2004, we made a net payment of $6.8 million to the buyer in settlement of the final purchase price adjustments. In February 2004, we also completed the sale of our minority interest in Petreco International for $35.8 million, of which $7.4 million was held in escrow pending the outcome of potential indemnification obligations pursuant to the sales agreement. In May 2005, we received $3.7 million from the release of a portion of the amount held in escrow. The remainder will be released in February 2006.
     Proceeds from the disposal of assets were $43.4 million and $39.5 million for the six months ended June 30, 2005 and 2004, respectively. These disposals relate to rental tools that were lost–in–hole, as well as machinery, rental tools and equipment no longer used in operations that were sold throughout the period.
Financing Activities
     We had net repayments of commercial paper and other short–term debt of $62.8 million in the six months ended June 30, 2005. For the six months ended June 30, 2004, we had borrowings of commercial paper and other short–term debt of $188.0 million. In the second quarter of 2004, we repaid the $100.0 million 8.0% Notes due May 2004 and the $250.0 million 7.875% Notes due June 2004. These repayments were funded with cash on hand, cash flows from operations and the issuance of commercial paper.
     Total debt outstanding at June 30, 2005 was $1,092.7 million, a decrease of $69.6 million compared with December 31, 2004. The total debt to total capitalization (defined as total debt plus stockholders’ equity) ratio was 0.20 at June 30, 2005 and 0.23 at December 31, 2004.
     We received proceeds of $103.0 million and $26.9 million in the six months ended June 30, 2005 and 2004, respectively, from the issuance of common stock from the exercise of stock options.
     We paid dividends of $77.7 million and $76.5 million in the six months ended June 30, 2005 and 2004, respectively.
Available Credit Facilities
     At June 30, 2005, we had $920.4 million of credit facilities with commercial banks, of which $500.0 million was a committed revolving credit facility (the “facility”) due to expire in July 2006. The facility contained certain covenants which, among other things, required the maintenance of a funded indebtedness to total capitalization ratio (a defined formula per the facility) of less than or equal to 0.50, limited the amount of subsidiary indebtedness and restricted the sale of significant assets, defined as 10% or more of total consolidated assets. At June 30, 2005, we were in compliance with all of the facility covenants. There were no direct borrowings under the facility during the six months ended June 30, 2005; however, to the extent we have outstanding commercial paper, our ability to borrow under the facility would be reduced. At June 30, 2005, we had no outstanding commercial paper.
     In July 2005, we terminated the then existing facility and entered into a new $500.0 million committed revolving credit facility (the “new facility”). The new facility contains a provision to allow for an increase in the facility amount of an additional $500.0 million, subject to approval and acceptance by the lenders, among other conditions. The term of the new facility is for a five–year period ending on July 7, 2010, with up to three one–year extensions, subject to approval and acceptance by the lenders, among other conditions. The new facility contains certain covenants which, among other things, require the maintenance of a funded indebtedness to total capitalization ratio (a defined formula per the new facility) of less than or equal to 0.60 and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the new facility may be accelerated. Such events of default include payment defaults to lenders under the facility, covenant defaults and other customary defaults. To the extent we have outstanding commercial paper, our ability to borrow under the new facility is reduced.
     If market conditions were to change and revenues were to be significantly reduced or operating costs were to increase, our cash flows and liquidity could be reduced. Additionally, it could cause the rating agencies to lower our credit rating. We do not have any ratings triggers in the new facility that would accelerate the maturity of any borrowings under this facility. However, a downgrade in our credit ratings could increase the cost of borrowings under this facility and could also limit or preclude our ability to issue commercial paper. Should this occur, we would seek alternative sources of funding, including borrowing under the new facility.
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
     We currently expect that 2005 capital expenditures will be between $490 million and $510 million, excluding acquisitions. The expenditures are expected to be used primarily for normal, recurring items necessary to support the growth of our business and operations.
     In 2005, we expect to make interest payments of approximately $80 million to $90 million. This is based on our current expectations of debt levels and interest rates during 2005.
     We have authorization remaining to repurchase up to $44.5 million in common stock. We may repurchase our common stock in 2005 depending on the price of our common stock, our liquidity and other considerations. In 2005, we anticipate paying dividends of $0.46 per share of common stock; however, our Board of Directors can change the dividend policy at any time.
     In 2005, we estimate that we will contribute approximately $12 million to $19 million to our defined benefit pension plans and make benefit payments related to postretirement welfare plans of approximately $16 million. We also estimate that we will contribute approximately $70 million to $80 million to our defined contribution plans.
     In our consolidated financial statements for the year ended December 31, 2004, we disclosed that we anticipated making income tax payments in 2005 of approximately $230 million to $260 million. During the second quarter of 2005, we revised our estimate for 2005 and now anticipate making income tax payments of approximately $270 million to $310 million.
     We do not believe that there are any other material trends, demands, commitments, events or uncertainties that would have, or are reasonably likely to have, a material impact on our financial condition and liquidity. Other than previously discussed, we currently have no information that would create a reasonable likelihood that the reported levels of revenues and cash flows from operations in the six months ended June 30, 2005 are not indicative of what we can expect in the near future.

RELATED PARTY TRANSACTIONS
     In conjunction with the formation of WesternGeco in November 2000, we entered into an agreement with Schlumberger whereby a cash true–up payment will be made by either of the parties based on a formula comparing the ratio of the net present value of sales revenue from each party’s contributed multiclient seismic data libraries during the four–year period ending November 30, 2004 and the ratio of the net book value of those libraries as of November 30, 2000. The maximum payment that either party will be required to make as a result of this adjustment is $100.0 million. We currently estimate that Schlumberger will make a payment to us of approximately $13 million, pending final determination of the adjustment. When received, this payment will be recorded as a reduction to the carrying value of our investment in WesternGeco. This payment will be taxable when received and the tax effect will be recorded as current income tax expense.
     On or after December 1, 2005, either party to the WesternGeco Master Formation Agreement may offer to sell their entire interest in the venture to the other party at a cash purchase price per percentage interest specified in an offer notice. If the offer to sell is not accepted, the offering party will be obligated to purchase and the other party will be obligated to sell its entire interest of the other party at the same price per percentage interest as the price specified in the offer notice.
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
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29, to address the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring after June 30, 2005. We adopted SFAS No. 153 on July 1, 2005.
     In December 2004, the FASB issued FASB Staff Position No. 109–1 (“FSP 109–1”), Application of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which provides guidance on the American Jobs Creation Act of 2004 (the “Act”). The Act provides a tax deduction for income from qualified domestic production activities. FSP 109–1 provides for the treatment of the deduction as a special deduction as described in SFAS No. 109. As such, the deduction will have no effect on existing deferred tax assets and liabilities. The impact of the deduction is to be reported in the period in which the deduction is claimed on our U.S. tax return. We do not expect that this deduction will have a material impact on our effective tax rate in future years. We adopted FSP 109–1 on January 1, 2005.
     In December 2004, the FASB issued FASB Staff Position No. 109–2 (“FSP 109–2”), Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Act on a company’s income tax expense and deferred tax liability. FSP 109–2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We have decided not to elect to repatriate foreign earnings under the provisions in the Act. Accordingly, our consolidated condensed financial statements do not reflect a provision for taxes related to this election.
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

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20 (“APB No. 20”), Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless it is impracticable to determine either the period–specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt SFAS No. 154 on January 1, 2006.
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
     These forecasts may be substantially different from actual results, which are affected by those risk factors and the timing of any of those risk factors identified in the “Risk Factors Related to the Worldwide Oil and Natural Gas Industry” and “Risk Factors Related to Our Business” sections contained herein, as well as the risk factors described in our Annual Report on Form 10–K for the year ended December 31, 2004 and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”). These documents are available through the Company’s web site or through the SEC’s Electronic Data Gathering and Analysis Retrieval System (EDGAR) at http://www.sec.gov.
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
Interest Rate Swap Agreement
     In April 2004, we entered into an interest rate swap agreement for a notional amount of $325.0 million associated with our 6.25% Notes due January 2009. The agreement was designated and qualified as a fair value hedging instrument. Due to our outlook for interest rates, we terminated the interest rate swap agreement in June 2005 which required us to make a payment of $5.5 million. This amount was deferred and is being amortized as an increase to interest expense over the remaining life of the underlying debt security.
Foreign Currency Forward Contracts
     At June 30, 2005, we had entered into several foreign currency forward contracts with notional amounts aggregating $60.0 million to hedge exposure to currency fluctuations in various foreign currencies, including the British Pound Sterling, the Norwegian Krone, the Euro and the Brazilian Real. These contracts are designated and qualify as fair value hedging instruments. Based on quoted market prices as of June 30, 2005 for contracts with similar terms and maturity dates, we recorded a loss of $1.9 million to adjust these foreign currency forward contracts to their fair market value. This loss offsets designated foreign exchange gains resulting from the underlying exposures and is included in selling, general and administrative expense in our consolidated condensed statement of operations.
     At June 30, 2005, we had also entered into several foreign currency forward contracts with notional amounts aggregating $173.2 million to hedge exposure to currency fluctuations in various foreign currencies, including the British Pound Sterling, the Euro and the Canadian Dollar. These exposures arise when local currency operating expenses are not in balance with local currency revenue collections. The funding of such imbalances is supported by short–term intercompany borrowing commitments that have definitive amounts and funding dates. The borrowing commitments are scheduled to be funded on or before December 31, 2005. These foreign currency forward contracts are designated as cash flow hedging instruments and are fully effective. Based on quoted market prices as of June 30, 2005 for contracts with similar terms and maturity dates, we recorded a loss of $4.9 million, net of tax of $2.6 million, to adjust these foreign currency forward contracts to their fair market value. This loss is included in accumulated other comprehensive loss in the consolidated condensed balance sheet.
     The counterparties to the forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the unlikely event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.
ITEM 4. CONTROLS AND PROCEDURES
     As of the end of the period covered by this quarterly report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a–15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, as of June 30, 2005, our disclosure controls and procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
     The Department of Commerce, Department of the Navy and DOJ (the “U.S. agencies”) have investigated compliance with certain export licenses issued to Western Geophysical from 1994 through 2000 for export of seismic equipment leased by the People’s Republic of China. We acquired Western Geophysical in August 1998 and subsequently transferred related assets to WesternGeco in December 2000. Under the WesternGeco formation agreement, we owe indemnity to WesternGeco for certain matters. We are cooperating fully with the U.S. agencies.
     We have received a subpoena from a grand jury in the Southern District of New York regarding goods and services we delivered to Iraq from 1995 through 2003 during the United Nations Oil–for–Food Program. We have also received a request from the SEC to provide a written statement and certain information regarding our participation in that program. We have responded to both the subpoena and the request and may provide additional information and documents in the future. Other companies in the energy industry are believed to have received similar subpoenas and requests.

     The U.S. agencies, the SEC and other authorities have a broad range of civil and criminal sanctions they may seek to impose against corporations and individuals in appropriate circumstances including, but not limited to, injunctive relief, disgorgement, fines, penalties and modifications to business practices and compliance programs. During 2004, such agencies and authorities entered into agreements with, and obtained a range of sanctions against, several public corporations and individuals arising from allegations of improper payments and deficiencies in books and records and internal controls, whereby civil and criminal penalties were imposed, including in some cases multi–million dollar fines and other sanctions. We are in discussions with the U.S. agencies and the SEC regarding the resolution, including sanctions, associated with certain of the matters described above. It is not possible to accurately predict at this time when any of these matters will be completed. Based on current information, we cannot predict the outcome of such investigations or what, if any, actions may be taken by the U.S. agencies, the SEC or other authorities or the effect it may have on our consolidated financial statements.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On April 28, 2005, we held our Annual Meeting of Stockholders. Information regarding our meeting is included under Item 4 of our Quarterly Report of Baker Hughes Incorporated on Form 10–Q for the quarter ended March 31, 2005.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
3.1	Amendment to Restated Certificate of Incorporation filed in Delaware on April 28, 2005 and Restated Certificate of Incorporation (filed as Exhibit 3.1 to Quarterly Report of Baker Hughes Incorporated filed May 5, 2005).

3.2	Bylaws of Baker Hughes Incorporated as of April 28, 2005 (filed as Exhibit 3.2 to Current Report of Baker Hughes Incorporated on Form 8–K filed May 4, 2005).

10.1	Credit Agreement dated July 7, 2005, among Baker Hughes Incorporated, JP Morgan Chase Bank, N.A., as Administrative Agent, and fourteen lenders for $500 million, in the aggregate for all banks (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8–K filed July 11, 2005).

31.1	Certification of Chad C. Deaton, Chief Executive Officer, dated August 2, 2005, pursuant to Rule 13a–14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of G. Stephen Finley, Chief Financial Officer, dated August 2, 2005, pursuant to Rule 13a–14(a) of the Securities Exchange Act of 1934, as amended.

32	Statement of Chad C. Deaton, Chief Executive Officer, and G. Stephen Finley, Chief Financial Officer, dated August 2, 2005, furnished pursuant to Rule 13a–14(b) of the Securities Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAKER HUGHES INCORPORATED (Registrant)

Date: August 2, 2005	By: /s/ G. STEPHEN FINLEY

G. Stephen Finley Sr. Vice President – Finance and Administration and Chief Financial Officer

Date: August 2, 2005	By: /s/ ALAN J. KEIFER

Alan J. Keifer Vice President and Controller

Index to Exhibits
3.1	Amendment to Restated Certificate of Incorporation filed in Delaware on April 28, 2005 and Restated Certificate of Incorporation (filed as Exhibit 3.1 to Quarterly Report of Baker Hughes Incorporated filed May 5, 2005).

3.2	Bylaws of Baker Hughes Incorporated as of April 28, 2005 (filed as Exhibit 3.2 to Current Report of Baker Hughes Incorporated on Form 8-K filed May 4, 2005).

10.1	Credit Agreement dated July 7, 2005, among Baker Hughes Incorporated, JP Morgan Chase Bank, N.A., as Administrative Agent, and fourteen lenders for $500 million, in the aggregate for all banks (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed July 11, 2005).

31.1	Certification of Chad C. Deaton, Chief Executive Officer, dated August 2, 2005, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of G. Stephen Finley, Chief Financial Officer, dated August 2, 2005, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Statement of Chad C. Deaton, Chief Executive Officer, and G. Stephen Finley, Chief Financial Officer, dated August 2, 2005, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.