Form 10-Q
period 2006-09-30
BAKER HUGHES INC
filed 2006-10-27
CIK 808362

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-9397
Baker Hughes Incorporated
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0207995 (I.R.S. Employer Identification No.)

2929 Allen Parkway, Suite 2100, Houston, Texas (Address of principal executive offices)	77019-2118 (Zip Code)
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

As of October 23, 2006, the registrant has outstanding 320,737,612 shares of Common Stock, $1 par value per share.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Baker Hughes Incorporated
Consolidated Condensed Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$2,309.4	$1,784.8	$6,574.7	$5,196.1

Costs and expenses:
Cost of revenues	1,458.3	1,220.0	4,230.4	3,591.4
Selling, general and administrative	338.9	256.0	903.2	728.9

Total costs and expenses	1,797.2	1,476.0	5,133.6	4,320.3

Operating income	512.2	308.8	1,441.1	875.8
Equity in income of affiliates	0.6	27.5	60.1	66.2
Gain on sale of interest in affiliate	—	—	1,743.5	—
Interest expense	(18.1)	(18.8)	(51.6)	(54.1)
Interest and dividend income	22.6	4.9	54.1	10.1

Income from continuing operations before income taxes	517.3	322.4	3,247.2	898.0
Income taxes	(158.7)	(101.8)	(1,174.8)	(281.0)

Income from continuing operations	358.6	220.6	2,072.4	617.0
Income from discontinued operations, net of tax	—	1.3	20.4	3.5

Net income	$358.6	$221.9	$2,092.8	$620.5

Basic earnings per share:
Income from continuing operations	$1.10	$0.64	$6.20	$1.82
Income from discontinued operations	—	0.01	0.06	0.01

Net income	$1.10	$0.65	$6.26	$1.83

Diluted earnings per share:
Income from continuing operations	$1.09	$0.64	$6.16	$1.81
Income from discontinued operations	—	0.01	0.06	0.01

Net income	$1.09	$0.65	$6.22	$1.82

Cash dividends per share	$0.13	$0.115	$0.39	$0.345

See accompanying notes to unaudited consolidated condensed financial statements.

Baker Hughes Incorporated
Consolidated Condensed Balance Sheets
(In millions)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash and cash equivalents	$1,049.1	$697.0
Short-term investments	292.5	77.0
Accounts receivable, net	2,067.6	1,673.4
Inventories	1,452.1	1,126.3
Deferred income taxes	201.6	181.2
Other current assets	84.2	68.6
Assets of discontinued operations	—	16.6

Total current assets	5,147.1	3,840.1

Investments in affiliates	19.4	678.9
Property, net	1,619.2	1,355.5
Goodwill	1,343.7	1,315.8
Intangible assets, net	187.8	163.4
Other assets	460.8	453.7

Total assets	$8,778.0	$7,807.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$665.5	$558.1
Short-term borrowings	6.2	9.9
Accrued employee compensation	448.2	424.5
Income taxes	317.6	141.5
Other accrued liabilities	260.7	222.9
Liabilities of discontinued operations	—	3.8

Total current liabilities	1,698.2	1,360.7

Long-term debt	1,074.9	1,078.0
Deferred income taxes and other tax liabilities	352.8	228.1
Pensions and postretirement benefit obligations	357.8	336.1
Other liabilities	100.9	106.7

Stockholders’ Equity:
Common stock	322.6	341.5
Capital in excess of par value	1,792.9	3,293.5
Retained earnings	3,224.9	1,263.2
Accumulated other comprehensive loss	(147.0)	(188.0)
Unearned compensation	—	(12.4)

Total stockholders’ equity	5,193.4	4,697.8

Total liabilities and stockholders’ equity	$8,778.0	$7,807.4

See accompanying notes to unaudited consolidated condensed financial statements.

Baker Hughes Incorporated
Consolidated Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005

Cash flows from operating activities:
Income from continuing operations	$2,072.4	$617.0
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	315.7	283.2
Amortization of net deferred gains on derivatives	(3.8)	(4.5)
Stock-based compensation costs	35.4	6.8
Acquired in-process research and development	2.6	—
Provision for deferred income taxes	114.6	27.3
Gain on sale of interest in affiliate	(1,743.5)	—
Provision for income taxes on gain on sale of interest in affiliate	708.3	—
Gain on disposal of assets	(50.8)	(33.1)
Equity in income of affiliates	(60.1)	(66.2)
Changes in operating assets and liabilities:
Accounts receivable	(327.9)	(171.0)
Inventories	(304.4)	(124.7)
Accounts payable	82.4	53.0
Income taxes payable	(112.5)	40.6
Income taxes payable on gain on sale of interest in affiliate	(463.3)	—
Accrued employee compensation and other accrued liabilities	9.7	0.9
Other	23.7	18.4

Net cash flows from continuing operations	298.5	647.7
Net cash flows from discontinued operations	0.4	4.2

Net cash flows from operating activities	298.9	651.9

Cash flows from investing activities:
Expenditures for capital assets	(601.6)	(319.1)
Purchases of short-term investments	(2,691.4)	—
Proceeds from maturities of short-term investments	2,475.9	—
Proceeds from sale of interest in affiliate	2,400.0	—
Distribution from affiliate	59.6	15.0
Receipt of true-up payment related to affiliate	—	13.0
Acquisition of businesses, net of cash acquired	(66.2)	—
Proceeds from sale of business	46.3	3.7
Proceeds from disposal of assets	102.2	68.1

Net cash flows from continuing operations	1,724.8	(219.3)
Net cash flows from discontinued operations	—	(0.1)

Net cash flows from investing activities	1,724.8	(219.4)

Cash flows from financing activities:
Net repayments of short-term debt	(3.8)	(59.5)
Payment to terminate interest rate swap agreement	—	(5.5)
Repurchases of common stock	(1,621.1)	—
Proceeds from issuance of common stock	61.2	178.1
Dividends	(131.1)	(116.8)
Excess tax benefits from stock-based compensation	12.3	—

Net cash flows from financing activities	(1,682.5)	(3.7)

Effect of foreign exchange rate changes on cash	10.9	(5.7)

Increase in cash and cash equivalents	352.1	423.1
Cash and cash equivalents, beginning of period	697.0	319.0

Cash and cash equivalents, end of period	$1,049.1	$742.1

Income taxes paid	$877.3	$221.7
Interest paid	$67.5	$73.4
See accompanying notes to unaudited consolidated condensed financial statements.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements
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
     SFAS 123(R) also clarified the accounting in SFAS 123 related to estimating the service period for employees that are or become retirement eligible during the vesting period, requiring that the recognition of compensation expense for these employees be accelerated. This impacts the timing of expense recognition, but not the total expense to be recognized over the vesting period. In the first quarter of 2005, we adopted this new methodology on a prospective basis. The cumulative effect of this clarification was $11.8 million, net of tax, and related only to stock option awards. We have included this amount in our pro forma disclosure for stock-based compensation costs for the nine months ended September 30, 2005.
     We adopted SFAS 123(R) using the modified prospective application method and, accordingly, no prior periods have been restated. Under this method, compensation cost recognized during the three and nine months ended September 30, 2006 include: (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock-based awards granted after January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123(R). Additionally, compensation cost is recognized based on awards ultimately expected to vest, therefore, we have reduced the cost for estimated forfeitures based on historical forfeiture rates. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures. As a result of the adoption of SFAS 123(R), the balance in unearned compensation recorded in stockholders’ equity as of January 1, 2006, of $12.4 million, net of tax, was reclassified to and reduced the balance of capital in excess of par value.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
     The following table summarizes stock-based compensation costs recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 and under APB 25 for the three and nine months ended September 30, 2005. There were no stock-based compensation costs capitalized as the amounts were not material.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Cost of sales	$3.9	$0.4	$9.8	$1.1
Selling, general and administrative	7.0	2.2	25.6	5.7

Stock-based compensation costs	10.9	2.6	35.4	6.8
Tax benefit	(2.2)	(0.9)	(7.7)	(2.4)

Stock-based compensation costs, net of tax	$8.7	$1.7	$27.7	$4.4

     The application of SFAS 123(R) had the following effect on the as reported amounts for the three and nine months ended September 30, 2006 compared to amounts that would have been reported using the intrinsic value method pursuant to our previous accounting method:

	Three Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2006
			Intrinsic			Intrinsic
			Value			Value
		SFAS 123(R)	Method		SFAS 123(R)	Method
	As Reported	Effect	(APB 25)	As Reported	Effect	(APB 25)

Income from continuing operations before income taxes	$517.3	$9.1	$526.4	$3,247.2	$21.3	$3,268.5
Income from continuing operations	358.6	7.1	365.7	2,072.4	17.2	2,089.6
Net income	358.6	7.1	365.7	2,092.8	17.2	2,110.0

Basic earnings per share:
Income from continuing operations	$1.10	$0.02	$1.12	$6.20	$0.05	$6.25
Net income	1.10	0.02	1.12	6.26	0.05	6.31

Diluted earnings per share:
Income from continuing operations	$1.09	$0.02	$1.11	$6.16	$0.05	$6.21
Net income	1.09	0.02	1.11	6.22	0.05	6.27

Cash flows from operating activities	$134.3	$(0.9)	$133.4	$298.9	$12.3	$311.2
Cash flows from financing activities	(568.6)	0.9	(567.7)	(1,682.5)	(12.3)	(1,694.8)

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
     If we had recognized compensation expense during the three and nine months ended September 30, 2005 by applying the fair value based method to all awards as provided for under SFAS 123, our pro forma net income, earnings per share (“EPS”) and stock-based compensation costs would have been as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$221.9	$620.5
Add: Stock-based compensation for restricted stock awards and units included in reported net income, net of tax	1.7	4.6
Deduct: Stock-based compensation determined under SFAS 123, net of tax	(7.5)	(30.2)

Pro forma net income	$216.1	$594.9

Basic EPS:
As reported	$0.65	$1.83
Pro forma	0.63	1.76
Diluted EPS:
As reported	$0.65	$1.82
Pro forma	0.63	1.75
     For our stock options and restricted stock awards and units, we currently have 32.5 million shares authorized for issuance and as of September 30, 2006, approximately 10.2 million shares were available for future grants. Our policy is to issue new shares for exercises of stock options; vesting of restricted stock awards and units; and issuances under the employee stock purchase plan.
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
     The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the option pricing model for options granted during the nine months ended September 30, 2006 and 2005. The expected life of the options represents the period of time the options are expected to be outstanding. For the nine months ended September 30, 2005, the expected life was based on historical trends. For the nine months ended September 30, 2006, the expected life is based on our historical exercise trends and post-vest termination data incorporated into a forward looking stock price model. For the nine months ended September 30, 2005, our expected volatility is based on the historical volatility of our stock for a period approximating the expected life. For the nine months ended September 30, 2006, as allowed under the Securities and Exchange Commission’s Staff Accounting Bulletin 107 (“SAB 107”), the expected volatility is based on our implied volatility, which is the volatility forecast that is implied by the prices of our actively traded options to purchase our stock observed in the market. The risk-free interest rate is based on the observed U.S. Treasury yield curve in effect at the time the options were granted. The dividend yield is based on our history of dividend payouts.

	2006	2005
	Actual	Pro forma

Expected life (years)	5.0	3.5
Risk-free interest rate	4.8%	3.5%
Volatility	31.1%	35.3%
Dividend yield	0.7%	1.1%
Weighted-average fair value per share at grant date	$26.15	$11.95

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
     A summary of our stock option activity and related information is presented below (in thousands, except per option prices):

		Weighted-Average
		Exercise Price
	Number of Options	Per Option

Outstanding at December 31, 2005	5,575	$38.84
Granted	678	77.84
Exercised	(1,740)	35.16
Forfeited	(108)	45.08
Expired	(5)	43.35

Outstanding at September 30, 2006	4,400	$46.18

     For the nine months ended September 30, 2006, the total intrinsic value of stock options (defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the option) exercised was $70.1 million and the income tax benefit realized from stock options exercised was $15.1 million. As of September 30, 2006, there was $14.6 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted-average period of 1.2 years.
     The following table summarizes information about stock options outstanding as of September 30, 2006 (in thousands, except per option prices and remaining life):

			Outstanding			Exercisable
				Weighted-
				Average
				Remaining	Weighted-		Weighted-
				Contractual	Average		Average
			Number of	Life	Exercise Price	Number of	Exercise Price
Range of Exercise Prices			Options	(In years)	Per Option	Options	Per Option

$14.49	—	$21.07	100	2.2	$20.55	100	$20.55
22.88	—	33.50	815	5.9	30.18	815	30.18
35.81	—	47.82	2,189	6.5	40.72	1,193	41.53
56.21	—	80.73	1,296	9.2	67.45	203	56.40

Total			4,400	7.1	$46.18	2,311	$37.92

     The aggregate intrinsic value of stock options outstanding at September 30, 2006 was $96.8 million, of which $70.0 million relates to awards vested and exercisable and $26.9 million relates to awards expected to vest. The intrinsic value for stock options outstanding is calculated as the amount by which the quoted price of our common stock as of September 30, 2006 exceeds the exercise price of the option.
Restricted Stock Awards and Units
     In addition to stock options, officers, directors and key employees may be granted restricted stock awards (“RSA”), which is an award of common stock with no exercise price, or restricted stock units (“RSU”), where each unit represents the right to receive at the end of a stipulated period one unrestricted share of stock with no exercise price. RSAs and RSUs are subject to cliff or graded vesting, generally ranging over a three to five year period. We determine the fair value of restricted stock awards and restricted stock units based on the market price of our common stock on the date of grant. Compensation cost for RSAs and RSUs is primarily recognized on a straight-line basis over the vesting or service period and is net of forfeitures.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
     A summary of our RSA and RSU activity and related information is presented below (in thousands, except per share/unit prices):

		Weighted-		Weighted-
	RSA	Average	RSU	Average
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Units	Per Unit

Nonvested balance at December 31, 2005	669	$42.22	77	$42.60
Granted	322	73.98	79	74.00
Vested	(188)	39.70	(27)	43.30
Forfeited	(11)	62.29	(5)	60.52

Nonvested balance at September 30, 2006	792	$55.45	124	$61.65

     The total grant-date fair value of RSA’s and RSU’s vested during the nine months ended September 30, 2006 was $8.6 million. As of September 30, 2006, there was $29.2 million and $5.4 million of total unrecognized compensation cost related to nonvested RSAs and RSUs, respectively, which is expected to be recognized over a weighted-average period of 2.1 years.
Employee Stock Purchase Plan
     Our Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of our stock at 85% of market value on the first or last business day, whichever is lower, of the calendar year. Purchases are limited to 10% of an employee’s base salary. We currently have 14.5 million shares authorized for issuance under the ESPP and at September 30, 2006, there were 3.4 million shares reserved for future issuance under the ESPP. Compensation expense determined under SFAS 123(R) for the nine months ended September 30, 2006 was calculated using the Black-Scholes option pricing model with the following assumptions:

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
NOTE 3. SALE OF INTEREST AND INVESTMENTS IN AFFILIATES
     We have investments in affiliates that are accounted for using the equity method of accounting. The most significant of these affiliates was our 30% interest in WesternGeco, a seismic venture jointly owned with Schlumberger. On April 28, 2006, we sold our 30% interest in WesternGeco to Schlumberger for $2.4 billion in cash. We recorded a pre-tax gain of $1,743.5 million ($1,035.2 million, net of tax). A cash distribution of $59.6 million was also made by WesternGeco to us prior to closing. Cash proceeds after anticipated income tax payments are expected to be $1.8 billion.
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

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
adjustments. We have reclassified our consolidated condensed financial statements for all prior periods presented to reflect Baker SPD as a discontinued operation.
     Summarized financial information for Baker SPD is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$—	$8.5	$6.7	$23.3

Income before income taxes	$—	$2.0	$1.8	$5.5
Income taxes	—	(0.7)	(0.6)	(2.0)

Income before gain on sale	—	1.3	1.2	3.5
Gain on sale, net of tax	—	—	19.2	—

Income from discontinued operations	$—	$1.3	$20.4	$3.5

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
NOTE 6. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to owners. The components of our comprehensive income (loss), net of related tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$358.6	$221.9	$2,092.8	$620.5
Other comprehensive income (loss):
Foreign currency translation adjustments:
Translation adjustment during the period	12.4	(0.6)	42.2	(49.9)
Reclassifications included in net income due to sale of Baker SPD	—	—	(2.3)	—
Other	—	5.3	1.1	(0.1)

Total comprehensive income	$371.0	$226.6	$2,133.8	$570.5

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
     Total accumulated other comprehensive loss consisted of the following:

	September 30,	December 31,
	2006	2005

Foreign currency translation adjustments	$(77.5)	$(117.4)
Pension adjustment	(69.5)	(69.5)
Other	—	(1.1)

Total accumulated other comprehensive loss	$(147.0)	$(188.0)

NOTE 7. EARNINGS PER SHARE
     A reconciliation of the number of shares used for the basic and diluted EPS calculation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Weighted average common shares outstanding for basic EPS	326.3	340.5	334.5	338.8
Effect of dilutive securities — stock plans	1.8	2.4	2.0	2.1

Adjusted weighted average common shares outstanding for diluted EPS	328.1	342.9	336.5	340.9

Future potentially dilutive shares excluded from diluted EPS:
Options with an exercise price greater than average market price for the period	0.7	—	0.7	0.7

NOTE 8. INVENTORIES
     Inventories are comprised of the following:

	September 30,	December 31,
	2006	2005

Finished goods	$1,158.8	$914.5
Work in process	192.7	134.2
Raw materials	100.6	77.6

Total	$1,452.1	$1,126.3

NOTE 9. PROPERTY
     Property is comprised of the following:

	September 30,	December 31,
	2006	2005

Land	$43.1	$39.7
Buildings and improvements	643.3	611.7
Machinery and equipment	2,246.5	2,022.3
Rental tools and equipment	1,346.3	1,157.5

Total property	4,279.2	3,831.2
Accumulated depreciation	(2,660.0)	(2,475.7)

Property, net	$1,619.2	$1,355.5

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
NOTE 10. GOODWILL AND INTANGIBLE ASSETS
     The changes in the carrying amount of goodwill are detailed below by segment:

	Drilling	Completion
	and	and
	Evaluation	Production	Total

Balance as of December 31, 2005	$904.1	$411.7	$1,315.8
Goodwill from acquisitions during the period	5.3	31.1	36.4
Adjustments for final purchase price allocations of previous acquisitions	—	(10.7)	(10.7)
Translation adjustments and other	1.7	0.5	2.2

Balance as of September 30, 2006	$911.1	$432.6	$1,343.7

     Intangible assets are comprised of the following:

	September 30, 2006			December 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Technology based	$228.7	$(83.4)	$145.3	$204.8	$(71.3)	$133.5
Contract based	14.4	(6.3)	8.1	11.1	(6.5)	4.6
Marketing related	8.2	(5.7)	2.5	6.1	(5.6)	0.5
Customer based	13.7	(1.8)	11.9	6.4	(0.4)	6.0
Other	1.1	(0.7)	0.4	1.2	(0.7)	0.5

Total amortizable intangible assets	266.1	(97.9)	168.2	229.6	(84.5)	145.1
Marketing related intangible assets with indefinite useful lives	19.6	—	19.6	18.3	—	18.3

Total	$285.7	$(97.9)	$187.8	$247.9	$(84.5)	$163.4

     Intangible assets are amortized either on a straight-line basis with estimated useful lives ranging from 1 to 20 years, or on a basis that reflects the pattern in which the economic benefits of the intangible assets are consumed, which range from 15 to 30 years.
     Amortization expense for intangible assets included in net income for the three and nine months ended September 30, 2006 was $5.2 million and $15.7 million, respectively, and is estimated to be $21.8 million for the year 2006. Estimated amortization expense for each of the subsequent five fiscal years is expected to be within the range of $12.8 million to $20.2 million.
NOTE 11. FINANCIAL INSTRUMENTS
Foreign Currency Forward Contracts
     At September 30, 2006, we had entered into several foreign currency forward contracts with notional amounts aggregating $75.0 million to hedge exposure to currency fluctuations in various currencies, including the British Pound Sterling, the Norwegian Krone, the Euro, the Brazilian Real and the Indonesian Rupiah. These contracts are designated and qualify as fair value hedging instruments. Based on quoted market prices as of September 30, 2006 for contracts with similar terms and maturity dates, we recorded a loss of $0.3 million to adjust these foreign currency forward contracts to their fair market value. This loss offsets designated foreign exchange gains resulting from the underlying exposures and is included in selling, general and administrative expense in our consolidated condensed statement of operations.
Commodity Swaps
     In April and May of 2006, our existing commodity swap agreements either matured or were terminated. We received cash settlements of $2.5 million related to these contracts. The agreements were entered into to reduce our exposure to fluctuations in the price of copper. The swap agreements were not designated as hedging instruments for accounting purposes. During the quarter ended June 30, 2006, we recognized a gain of $1.5 million, which represents the increase in value of the contracts prior to closure. This gain is included in cost of revenues in our consolidated condensed statement of operations.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
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
•	The Drilling and Evaluation segment consists of the Baker Hughes Drilling Fluids (drilling fluids), Hughes Christensen (oilfield drill bits), INTEQ (drilling, measurement-while-drilling and logging-while-drilling) and Baker Atlas (wireline formation evaluation and wireline completion services) divisions. The Drilling and Evaluation segment provides products and services used to drill and evaluate oil and natural gas wells.

•	The Completion and Production segment consists of the Baker Oil Tools (workover, fishing and completion equipment), Baker Petrolite (oilfield specialty chemicals) and Centrilift (electric submersible pumps and progressing cavity pumps) divisions. The Completion and Production segment also includes our ProductionQuest business unit. The Completion and Production segment provides equipment and services used from the completion phase through the productive life of oil and natural gas wells.
     The performance of our segments is evaluated based on segment profit (loss), which is defined as income from continuing operations before income taxes, interest expense and interest and dividend income. Summarized financial information is shown in the following table. The “Corporate and Other” column includes corporate-related items, the pre-tax gain on the sale of our interest in WesternGeco of $1,743.5 million, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to the segments. The “Corporate and Other” column also includes assets of discontinued operations as of December 31, 2005.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)

	Drilling	Completion
	and	and		Total	Corporate
	Evaluation	Production	WesternGeco	Oilfield	and Other	Total

Revenues
Three months ended September 30, 2006	$1,204.1	$1,105.3	$—	$2,309.4	$—	$2,309.4
Three months ended September 30, 2005	915.0	869.8	—	1,784.8	—	1,784.8

Nine months ended September 30, 2006	$3,407.1	$3,167.6	$—	$6,574.7	$—	$6,574.7
Nine months ended September 30, 2005	2,648.0	2,546.8	—	5,194.8	1.3	5,196.1

Segment profit (loss)
Three months ended September 30, 2006	$320.9	$241.3	$—	$562.2	$(44.9)	$517.3
Three months ended September 30, 2005	192.8	172.6	25.5	390.9	(68.5)	322.4

Nine months ended September 30, 2006	$891.3	$697.2	$58.7	$1,647.2	$1,600.0	$3,247.2
Nine months ended September 30, 2005	528.6	498.5	63.3	1,090.4	(192.4)	898.0

Total assets
As of September 30, 2006	$3,839.6	$3,500.4	$—	$7,340.0	$1,438.0	$8,778.0
As of December 31, 2005	3,221.9	2,882.6	688.0	6,792.5	1,014.9	7,807.4
     The following table presents the details of the “Corporate and Other” loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Corporate and other expenses	$(49.4)	$(54.6)	$(146.0)	$(148.4)
Interest expense	(18.1)	(18.8)	(51.6)	(54.1)
Interest and dividend income	22.6	4.9	54.1	10.1
Gain on sale of interest in affiliate	—	—	1,743.5	—

Total	$(44.9)	$(68.5)	$1,600.0	$(192.4)

NOTE 13. EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
     We have noncontributory defined benefit pension plans (“Pension Benefits”) covering various domestic and foreign employees. The components of net periodic benefit cost are as follows:

	U.S. Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Service cost	$6.5	$5.7	$19.7	$17.1
Interest cost	3.2	3.0	9.6	8.9
Expected return on plan assets	(7.9)	(6.5)	(23.7)	(19.4)
Recognized actuarial loss	0.2	0.6	0.6	1.9

Net periodic benefit cost	$2.0	$2.8	$6.2	$8.5

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)

	Non-U.S. Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Service cost	$0.8	$0.5	$2.4	$1.7
Interest cost	3.5	3.4	10.5	10.5
Expected return on plan assets	(3.7)	(3.2)	(11.1)	(10.0)
Recognized actuarial loss	0.6	0.6	1.8	2.0

Net periodic benefit cost	$1.2	$1.3	$3.6	$4.2

Postretirement Welfare Benefits
     We provide certain postretirement health care and life insurance benefits to substantially all U.S. employees who retire and have met certain age and service requirements. The components of net periodic benefit cost are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Service cost	$1.8	$1.5	$5.6	$4.6
Interest cost	2.5	2.5	7.3	7.3
Amortization of prior service cost	0.2	0.1	0.6	0.4
Recognized actuarial loss	0.5	0.5	1.5	1.5

Net periodic benefit cost	$5.0	$4.6	$15.0	$13.8

NOTE 14. GUARANTEES
     In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as letters of credit and other bank issued guarantees, which totaled approximately $360.9 million at September 30, 2006. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our consolidated condensed financial statements.
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
     The changes in the aggregate product warranty liabilities for the nine months ended September 30, 2006 are as follows:

Balance as of December 31, 2005	$13.4
Claims paid	(2.3)
Additional warranties issued	9.7
Revisions in estimates of previously issued warranties	(2.2)
Other	0.6

Balance as of September 30, 2006	$19.2

NOTE 15. NEW ACCOUNTING STANDARDS
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. Consistent with its requirements, we will adopt FIN 48 on January 1, 2007. We are currently evaluating the provisions of FIN 48 and have not yet determined the impact, if any, on our consolidated condensed financial statements.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS 157 on January 1, 2008, and have not yet determined the impact, if any, on our consolidated condensed financial statements.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Additionally, it requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006; however, the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We will adopt all requirements of SFAS 158 on December 31, 2006, except for the funded status measurement date requirement which will be adopted on December 31, 2008, as allowed under SFAS 158. We have not yet determined the impact on our consolidated condensed financial statements.

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
•	The Drilling and Evaluation segment consists of the Baker Hughes Drilling Fluids (drilling fluids), Hughes Christensen (oilfield drill bits), INTEQ (drilling, measurement-while-drilling and logging-while-drilling) and Baker Atlas (wireline formation evaluation and wireline completion services) divisions. The Drilling and Evaluation segment provides products and services used to drill and evaluate oil and natural gas wells.

•	The Completion and Production segment consists of the Baker Oil Tools (workover, fishing and completion equipment), Baker Petrolite (oilfield specialty chemicals) and Centrilift (electric submersible pumps and progressing cavity pumps) divisions. The Completion and Production segment also includes our ProductionQuest (formerly Production Optimization) business unit. The Completion and Production segment provides equipment and services used from the completion phase through the productive life of oil and natural gas wells.
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
     Our corporate headquarters are in Houston, Texas, and we have significant manufacturing operations in various countries, including, but not limited to, the United States (Texas, Oklahoma and Louisiana), the U.K. (Aberdeen, East Kilbride and Belfast), Germany (Celle), and Venezuela (Maracaibo). We operate in over 90 countries around the world and employ approximately 33,400 employees — about one-half of which work outside the U.S.
Results of Operations
     In the third quarter of 2006, we reported revenues of $2,309.4 million, a 29.4% increase compared with the third quarter of 2005 outpacing the 12.8% increase in the worldwide average rig count. Income from continuing operations for the third quarter of 2006 was $358.6 million compared with $220.6 million in the third quarter of 2005. The Baker Hughes worldwide rig count continued to increase, as oil and natural gas companies around the world recognized the need to build productive capacity to meet the growing demand for hydrocarbons and to offset depletion of existing developed reserves. In addition to the growth in our revenues from increased activity, our revenues and net income were also impacted by pricing improvements, changes in market share in certain product lines and geographic areas and certain resource constraints related to people, equipment and capacity, which are being addressed by additional investment.

•	North America revenues increased 38.5% in the third quarter of 2006 compared with the third quarter of 2005, while the rig count increased 13.9% for the third quarter of 2006 compared with the third quarter of 2005, driven by increased land-based drilling for oil and natural gas.

•	Latin America revenues increased 15.2% in the third quarter of 2006 compared with the third quarter of 2005, while the Latin America rig count was up 5.1%.

•	Europe, Africa, Russia and the Caspian revenues increased 25.5% in the third quarter of 2006 compared with the third quarter of 2005, while the rig count increased 2.7% in Europe and 26.5% in Africa. We do not count rigs in Russia or the Caspian.

•	Middle East and Asia Pacific revenues were up 22.9% in the third quarter of 2006 compared with the third quarter of 2005. Revenue from the Middle East was up 23.0% while the rig count, as restated below, increased 32.3% and Asia Pacific revenue was up 22.8% while the rig count decreased 2.2%. We do not count rigs for onshore China.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Oil prices ($/Bbl)	$70.48	$63.18	$68.12	$55.46
Natural gas prices ($/mmBtu)	6.12	9.43	6.76	7.57
     Oil prices averaged $70.48/Bbl in the third quarter of 2006. Prices decreased from a high of $77.03/Bbl in mid July to a quarter low of $60.08/Bbl in late September. Oil prices continue to reflect strong worldwide demand, led by China, developing Asia and the U.S., as well as concerns about supply disruption which could result from geo-political events such as continued civil unrest in Nigeria, tensions in the Middle East, Iran’s nuclear program, and North Korea’s nuclear program. Reduced tensions regarding certain geo-political events and modest increases in inventory were the primary reasons that oil prices moderated over the quarter. The International Energy Agency (“IEA”) estimated in its September 2006 Oil Market Report that worldwide excess productive capacity was 2.77 million barrels per day (“mbd”) (2.27 mbd excluding Iraq) or 3.3% of 2006 worldwide demand (2.7% of 2006 worldwide demand excluding Iraq).
     During the third quarter of 2006, natural gas prices averaged $6.12/mmBtu. Prices peaked in early August at $8.65/mmBtu but traded down through the balance of the quarter to a low of $3.63 in late September in response to record high levels of natural gas in storage in the U.S. The winter of 2005/2006 was more than 10% warmer than normal in North America (measured in population-weighted heating-degree days) and the winter withdrawal season ended with record high levels of natural gas in storage. Due to historically high inventory levels at the start of the summer 2006 injection season, less demand has been required to fill storage in advance of the 2006/2007 winter withdrawal season. The reduced demand to fill storage and the potential for natural gas storage to fill before the start of the winter withdrawal season were the primary reasons for weaker natural gas prices. Natural gas traded at a discount to oil throughout the quarter on an energy equivalent basis.
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
     Our rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005 [1]	2006	2005 [1]

U.S. – land and inland waters	1,604	1,330	1,512	1,254
U.S. – offshore	95	98	91	97
Canada	490	494	481	416

North America	2,189	1,922	2,084	1,767

Latin America	327	311	323	317
North Sea	48	45	52	41
Other Europe	28	29	28	28
Africa	62	49	55	50
Middle East	250	189	232	186
Asia Pacific	226	231	227	221

Outside North America	941	854	917	843

Worldwide	3,130	2,776	3,001	2,610

U.S. Workover Rigs	1,613	1,390	1,588	1,322

[1]	Restated to exclude rig counts for Iran and Sudan, which counts were discontinued as of December 31, 2005.
     The U.S. – land and inland waters rig count increased 20.6% in the third quarter of 2006 compared with the third quarter of 2005 due to the increase in drilling for oil and natural gas. The U.S. – offshore rig count decreased 3.1% in the third quarter of 2006 compared with the third quarter of 2005 due to rigs moving elsewhere. The Canadian rig count was essentially flat in the third quarter of 2006 compared with the third quarter of 2005.
     Outside North America, the rig count increased 10.2% in the third quarter of 2006 compared with the third quarter of 2005. The rig count in Latin America increased 5.1% in the third quarter of 2006 compared with the third quarter of 2005, with activity increases in Colombia, Venezuela, Brazil, and Argentina offsetting spending declines in Mexico. The North Sea rig count increased 6.7% in the third quarter of 2006 compared with the third quarter of 2005. The rig count in Africa increased 26.5% in the third quarter of 2006 compared with the third quarter of 2005. Activity in the Middle East continued to rise steadily, with a 32.3% increase in the rig count in the third quarter of 2006 compared with the third quarter of 2005 driven primarily by activity increases in Saudi Arabia. The rig count in the Asia Pacific region was down 2.2% in the third quarter of 2006 compared with the third quarter of 2005.
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
     Oil - In its October 2006 STEO, the DOE forecasted oil prices to average $67/Bbl in 2006 and $66/Bbl in 2007. For the fourth quarter of 2006, the DOE has forecasted a high case of approximately $75/Bbl and a low case of approximately $55/Bbl. The DOE expects oil prices to be within this band 95% of the time. While inventories have increased recently, the lack of excess productive capacity, which buffers the market from supply disruptions, remains the most significant driver of high oil prices. We believe that the DOE’s forecasts are similar to the forecasts our customers are using to plan their current spending levels and with prices averaging between $55/Bbl and $75/Bbl, our customers will continue to execute their capital budgets as planned.
     Our customers are more likely to reduce their capital budgets if the oil price were expected to trade below $55/Bbl for an extended period of time. The risks to oil prices falling significantly below $55/Bbl include (1) a significant economic recession in either the US and/or China; (2) increases in Russian oil exports; (3) any significant disruption to worldwide demand; (4) reduced geo-political tensions or (5) other factors that result in excess productive capacity and higher oil inventory levels or decreased demand. If prices were to rise significantly above $75/Bbl there is a risk that the high energy price environment could destroy demand and significantly slow economic growth. If economic growth were to slow, our customers would likely decrease their capital spending from current levels. The primary risk of oil prices exceeding $75/Bbl is a supply disruption in a major oil exporting country including Iran, Saudi Arabia, Iraq, Venezuela, Nigeria or Norway.
     Natural Gas - In its October 2006 STEO, the DOE forecasted that natural gas prices are expected to average $6.90/mmBtu in 2006 and $7.53/mmBtu in 2007. Prices are expected to remain volatile in the fourth quarter of 2006 depending on weather as reflected in range of the DOE’s low case and high case forecast. In the low case, the fourth quarter 2006 low is near $3/mmBtu and in the high case the fourth quarter 2006 high could approach $12/mmBtu. The DOE expects natural gas prices to trade between the high case and the low case 95% of the time. Following a winter in the U.S. that was more than 10% warmer than normal, natural gas inventories have achieved record high levels before the end of the summer injection season in early November. Fuel switching from oil to natural gas remains limited, and there is concern that, with warmer than normal winter weather in 2006-2007, gas prices could remain relatively low into the summer of 2007. Based on industry data regarding decline rates, we believe that a significant reduction in drilling activity would result in decreased production within one or two quarters helping to rebalance supply and demand quickly. We believe that our customer’s forecasts are similar to the DOE’s and that they recognize that the long-term positive fundamentals for natural gas remain intact.
     Our customers may reduce their 2006 and/or 2007 capital expenditures if the DOE’s low case scenario ($3/mmBtu to $6/mmBtu through 2007) occurs. The risks that would cause gas prices to weaken significantly include (1) full storage prior to the beginning of the winter withdrawal period, (2) warmer than normal winter weather, and (3) weaker than expected U.S. economic activity.
Customer Spending - Based upon our discussions with major customers, review of published industry reports and our outlook for oil and natural gas prices described above, anticipated customer spending trends are as follows:
•	North America — Spending in North America, primarily towards developing natural gas supplies, is expected to increase approximately 25% to 28% in 2006 compared with 2005.

•	Outside North America — Customer spending, primarily directed at developing oil supplies, is expected to increase 17% to 20% in 2006 compared with 2005.

•	Total spending is expected to increase 24% to 26% in 2006 compared with 2005.
Drilling Activity - Based upon our outlook for oil and natural gas prices and customer spending described above, our outlook for drilling activity, as measured by the Baker Hughes rig count, is as follows:
•	The average North American rig count is expected to increase approximately 15% to 17% in 2006 compared with 2005.

•	The average rig count outside of North America is expected to increase approximately 9% to 11% in 2006 compared with 2005.
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
     In our outlook for 2006, we took into account the factors described herein. Revenues in 2006 are expected to increase by approximately 25% to 26%, in line with the expected increase in customer spending. We expect the growth in our revenues will primarily be due to increased activity and pricing improvement. Our assumptions regarding overall growth in customer spending assume strong economic growth in the U.S. and China, resulting in an average oil price exceeding $55/Bbl. Our assumptions regarding customer spending in North America assume strong economic growth in the U.S. and natural gas prices exceeding an average of $6/mmBtu.
     In North America, we expect revenues to increase approximately 31% to 32% in 2006 compared with 2005. We expect spending on land-based projects to continue to increase in 2006 driven by demand for natural gas, following the trend evident in 2005. However, there is a possibility that natural gas price weakness could result in slowing activity growth or declines in the fourth quarter of 2006 compared to the first three quarters of 2006. We also expect offshore spending in the Gulf of Mexico to increase modestly in 2006 compared with 2005 but remain flat at current levels through the end of the year. The normal weather-driven seasonal increase in U.S. and Canadian spending in the second half of the year should result in sequentially higher revenues in the second half of 2006.
     In 2005, 2004 and 2003, revenues outside North America were 57.6%, 58.5% and 57.9% of total revenues, respectively. In 2006, we expect revenues outside North America to continue to be between 55% and 60% of total revenues, and we expect these revenues to increase approximately 21% to 22% in 2006 compared with 2005, continuing the multi-year trend of growth in customer spending. The Middle East, Russia and the Caspian areas are expected to show above average growth while growth in the Latin American region and Asia Pacific area are expected to be below this range. Spending on large projects by NOCs is expected to reflect established seasonal trends, resulting in stronger revenues in the second half of the year than in the first half. Our expectations for spending and revenue growth could decrease if there are disruptions in key oil and natural gas production markets, such as the Middle East, Venezuela, or Nigeria.
     For the nine months ended September 30, 2006, we recorded $58.7 million of equity in income related to WesternGeco compared with $63.3 million recorded in the nine months ended September 30, 2005. On April 28, 2006, we completed the sale of our 30% interest in WesternGeco to Schlumberger.
     Based on the above forecasts, we believe income from continuing operations per diluted share in 2006 will be in the range of $7.33 to $7.38, which includes the impact of the $1,035.2 million gain (approximately $3.08 per diluted share based on our weighted-average shares outstanding for the nine months ended September 30, 2006), net of tax, on the sale of our interest in WesternGeco, expected stock repurchases and expensing stock option awards and stock issued under the employee stock purchase plan. Significant price increases, lower than expected raw material and labor costs, and/or higher than planned activity could cause earnings per share to reach the upper end of this range. Conversely, less than expected price increases, higher than expected raw material and labor costs, lower than expected activity or an inability to add sufficient manufacturing and service capacity could result in earnings per share being at or below the bottom of this range. Our ability to improve pricing is dependent on demand for our products and services and our competitors strategies. The commercial introduction of new technology can be an important factor in realizing pricing improvement, although other market factors may impact any meaningful improvements in our prices. Additionally, significant changes in drilling activity outside our expectations could impact operating results positively or negatively.
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
     The table below details certain consolidated condensed statement of operations data and their percentage of revenues for the three months and nine months ended September 30, 2006 and 2005, respectively.

	Three Months Ended September 30,
	2006		2005

Revenues	$2,309.4	100.0%	$1,784.8	100.0%
Cost of revenues	1,458.3	63.1%	1,220.0	68.4%
Selling, general and administrative	338.9	14.7%	256.0	14.3%

	Nine Months Ended September 30,
	2006		2005

Revenues	$6,574.7	100.0%	$5,196.1	100.0%
Cost of revenues	4,230.4	64.3%	3,591.4	69.1%
Selling, general and administrative	903.2	13.7%	728.9	14.0%
Revenues
     Revenues for the three months ended September 30, 2006 increased 29.4% compared with the three months ended September 30, 2005, primarily due to increases in activity, as evidenced by a 12.8% increase in the worldwide rig count, price increases averaging approximately nine percent and changes in market share in selected product lines and geographic areas. Revenues were also impacted by certain resource constraints related to people, equipment and capacity, which are being addressed by additional investment. Revenues in North America, which accounted for 44.9% of total revenues, increased 38.5% for the three months ended September 30, 2006 compared with the three months ended September 30, 2005. This increase reflects a continued broad based increase in drilling activity in the U.S., as evidenced by the 13.9% increase in the North American rig count and pricing improvements. Revenues outside North America, which accounted for 55.1% of total revenues, increased 22.8% for the three months ended September 30, 2006 compared with the three months ended September 30, 2005. This increase reflects the improvement in international drilling activity, as evidenced by the 10.2% increase in the rig count outside North America, particularly in Latin America, the Middle East, Africa and the North Sea, coupled with pricing improvements in certain markets and product lines.
     Revenues for the nine months ended September 30, 2006 increased 26.5% compared with the nine months ended September 30, 2005. Revenues were positively impacted due to increased drilling activity, pricing improvements and changes in market share. In the U.S. and Canada, revenues increased as a result of drilling activity driven by continued investment in drilling for natural gas prospects, coupled with pricing improvements. Outside North America, revenues increased in certain international markets, including the North Sea, Saudi Arabia, Indonesia and Russia due to increased activity, price and/or market share.
Cost of Revenues
     Cost of revenues for the three months ended September 30, 2006 increased 19.5% compared with the three months ended September 30, 2005. Cost of revenues for the nine months ended September 30, 2006 increased 17.8% compared with the nine months ended September 30, 2005. Cost of revenues as a percentage of consolidated revenues was 63.1% and 68.4% for the three months ended September 30, 2006 and 2005, respectively. Cost of revenues as a percentage of consolidated revenues was 64.3% and 69.1% for the nine months ended September 30, 2006 and 2005, respectively. The decreases in cost of revenues as a percentage of consolidated revenues were primarily the result of overall average price increases of approximately nine percent and continued high utilization of our rental tool fleet and personnel. These increases were partially offset by higher raw material costs and employee compensation costs.
Selling, General and Administrative
     Selling, general and administrative expenses increased 32.4% in the three months ended September 30, 2006 compared with the three months ended September 30, 2005 and increased 23.9% in the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005. The increase corresponds with increased activity and resulted primarily from higher marketing and employee compensation costs.
Equity in Income of Affiliates
     Equity in income of affiliates decreased $26.9 million in the three months ended September 30, 2006 compared with the three months ended September 30, 2005 and decreased $6.1 million in the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005. The decrease in equity in income of affiliates for the third quarter of 2006 is primarily due to the sale of our 30% interest in WesternGeco, our most significant equity method investment, on April 28, 2006.
Gain on Sale of Interest in Affiliate
     On April 28, 2006, we sold our 30% interest in WesternGeco, a seismic venture jointly owned with Schlumberger, to Schlumberger for $2.4 billion in cash. We recorded a pre-tax gain of $1,743.5 million ($1,035.2 million, net of tax).
Interest and Dividend Income
     Interest and dividend income increased $17.7 million in the three months ended September 30, 2006 compared with the three months ended September 30, 2005 and increased $44.0 million in the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005. These increases were primarily due to the interest and dividends earned on the invested cash received from the sale of our interest in WesternGeco.
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
     Our tax filings for various periods are subject to audit by tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the authorities or potentially through the courts. We believe that these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. We have received tax assessments from various taxing authorities and are currently at varying stages of appeals and/or litigation regarding these matters. We have provided for the amounts we believe will ultimately result from these proceedings. We believe we have substantial defenses to the questions being raised and will pursue all legal remedies should an unfavorable outcome result. However, resolution of these matters involves uncertainties and there are no assurances that the outcomes will be favorable.
LIQUIDITY AND CAPITAL RESOURCES
     Our objective in financing our business is to maintain adequate financial resources and access to additional liquidity. During the nine months ended September 30, 2006, cash flows from operations and the proceeds from the sale of our interest in WesternGeco were the principal sources of funding. We anticipate that cash flows from operations will cover our liquidity needs in 2006. We also have a $500.0 million committed revolving credit facility that provides back-up liquidity.
     Our capital planning process is focused on utilizing cash flows in ways that enhance the value of our company. During the nine months ended September 30, 2006, we used cash for a variety of activities including working capital needs, payment of dividends, share repurchases and capital expenditures.
Cash Flows
     Cash flows provided (used) by continuing operations by type of activity were as follows for the nine months ended September 30:

	2006	2005

Operating activities	$298.5	$647.7
Investing activities	1,724.8	(219.3)
Financing activities	(1,682.5)	(3.7)
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
Operating Activities
     Cash flows from operating activities have been steadily increasing over the last three years and we expect this trend to continue in 2006. We attribute the increases in our cash flows to the increasing levels of income from continuing operations adjusted for noncash items. Cash flows from operating activities of continuing operations provided $298.5 million in the nine months ended September 30, 2006 compared with $647.7 million in the nine months ended September 30, 2005. Cash flows from operating activities for the nine months ended September 30, 2006, were reduced by $463.3 million of income tax payments related to the gain on the sale of our interest in WesternGeco. Excluding these income tax payments cash flows from operating activities increased $114.1 million primarily due to an increase in income from continuing operations partially offset by a change in net operating assets and liabilities that used cash flows.
     The underlying drivers of the changes in net operating assets and liabilities are as follows:
•	An increase in accounts receivable in the nine months ended September 30, 2006 used $327.9 million in cash compared with using $171.0 million in cash in the nine months ended September 30, 2005. This was due to the increase in revenues and an increase in days sales outstanding (defined as the average number of days our accounts receivable are outstanding) of approximately six days.

•	A build up of inventory in anticipation of and related to increased activity used $304.4 million in cash in the nine months ended September 30, 2006 compared with using $124.7 million in cash in the nine months ended September 30, 2005.

•	Accrued employee compensation and other accrued liabilities provided $9.7 million in cash in the nine months ended September 30, 2006 compared with providing $0.9 million in cash in the nine months ended September 30, 2005.
Investing Activities
     Our principal recurring investing activity is the funding of capital expenditures to ensure that we have the appropriate levels and types of rental tools in place to generate revenues from operations. Expenditures for capital assets totaled $601.6 million and $319.1 million for the nine months ended September 30, 2006 and 2005, respectively. The majority of these expenditures were for rental tools and machinery and equipment, including wireline equipment.
     During the nine months ended September 30, 2006, we purchased $2,691.4 million of and received proceeds of $2,475.9 million from maturing auction rate securities, which are highly liquid, variable-rate debt securities. While the underlying security has a long-term maturity, the interest rate is reset through Dutch auctions that are typically held every 7, 28 or 35 days, creating short-term liquidity. These short-term investments are classified as available-for-sale securities and are recorded at cost, which approximates market value.
     In the first quarter of 2006, we acquired Nova Technology Corporation (“Nova”) for $55.4 million, net of cash acquired of $3.0 million, plus assumed debt. Nova is a leading supplier of permanent monitoring, chemical injection systems, and multi-line services for deepwater and subsea oil and gas well applications and is included in the ProductionQuest business unit of the Completion and Production segment. As a result of the acquisition, we recorded $29.7 million of goodwill and $24.3 million of intangible assets. We also assigned $2.6 million to in-process research and development that was written off at the date of acquisition. In the second and third quarters of 2006, we made three acquisitions for $10.8 million, net of cash acquired of $0.7 million. As a result of these three acquisitions, we recorded approximately $6.7 million of goodwill.
     On April 28, 2006, we sold our 30% interest in WesternGeco, a seismic venture jointly owned with Schlumberger, to Schlumberger for $2.4 billion in cash. WesternGeco also made a cash distribution of $59.6 million prior to closing. In the third quarter of 2005, we received a distribution of $15.0 million from WesternGeco, which was recorded as a reduction in the carrying value of our investment. Also in the third quarter of 2005, we received $13.3 million from Schlumberger related to the WesternGeco true-up payment, of which $13.0 million was recorded as a reduction in the carrying value of our investment and $0.3 million as interest income.
     In March 2006, we completed the sale of Baker SPD and received $42.5 million in proceeds, and we received $3.8 million from the release of the remaining amount held in escrow related to our sale of Petreco International. In May 2005, we received $3.7 million from the initial release of this escrow.
     Proceeds from the disposal of assets were $102.2 million and $68.1 million for the nine months ended September 30, 2006 and 2005, respectively. These disposals relate to rental tools that were lost-in-hole, as well as machinery, rental tools and equipment no longer used in operations that were sold throughout the period.
Financing Activities
     We had net repayments of short-term debt of $3.8 million and $59.5 million in the nine months ended September 30, 2006 and 2005, respectively. Total debt outstanding at September 30, 2006 was $1,081.1 million, a decrease of $6.8 million compared with December 31, 2005. The total debt to total capitalization (defined as total debt plus stockholders’ equity) ratios were 0.17 at September 30, 2006 and 0.19 at December 31, 2005.
     We received proceeds of $61.2 million and $178.1 million in the nine months ended September 30, 2006 and 2005, respectively, from the issuance of common stock from the exercise of stock options and the employee stock purchase plan.
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
     During the nine months ended September 30, 2006, we repurchased 20.9 million shares of our common stock at an average price of $77.56 per share, for a total of $1,621.1 million. At September 30, 2006, we had authorization remaining to repurchase up to a total of $580.3 million of our common stock.

     Repurchases were made under both Stock Purchase Plans with an agent for the purchase of shares of our common stock that complied with the requirements of Rule 10b5-1 promulgated by the Securities Exchange Act of 1934 (the “Exchange Act”) and open market purchases that complied with Rule 10b-18 of the Exchange Act. On June 8, 2006, we entered into a Stock Purchase Plan with an agent for the purchase of shares of our common stock that complied with the requirements of Rule 10b5-1 promulgated by the Exchange Act (a “Plan”) that ran from June 9, 2006 until August 1, 2006. Under this Plan, the agent repurchased a number of shares of our common stock determined under the terms of the Plan each trading day based on the trading price of the stock on that day. On August 2, 2006 we entered into a new Plan that will run from August 2, 2006 until October 31, 2006 unless earlier terminated. During that term, the agent will, subject to applicable trading rules, use its best efforts to repurchase a number of shares of our common stock, if any, that will be determined under the terms of the Plan each trading day based on the trading price of the stock on that day. Shares were repurchased and will be repurchased under both Plans by the agent at the prevailing market prices, in open market transactions which comply with Rule 10b-18 of the Exchange Act.
     We paid dividends of $131.1 million and $116.8 million in the nine months ended September 30, 2006 and 2005, respectively.
Available Credit Facilities
     At September 30, 2006, we had $1,009.0 million of credit facilities with commercial banks, of which $500.0 million is a committed revolving credit facility (the “facility”). In June 2006, we extended the term of the facility for one additional year to July 2011. The facility provides for up to two additional one-year extensions, subject to the approval and acceptance by the lenders, among other conditions. In addition, the facility contains a provision to allow for an increase in the facility amount of an additional $500.0 million, subject to the approval and acceptance by the lenders, among other conditions. The facility contains certain covenants which, among other things, require the maintenance of a funded indebtedness to total capitalization ratio (a defined formula per the facility) of less than or equal to 0.60, restrict certain merger transactions or the sale of all or substantially all of the assets of the company or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the facility may be accelerated. Such events of default include payment defaults to lenders under the facility, covenant defaults and other customary defaults. At September 30, 2006, we were in compliance with all of the facility covenants. There were no direct borrowings under the facility during the quarter ended September 30, 2006; however, to the extent we have outstanding commercial paper, our ability to borrow under the facility is reduced. At September 30, 2006, we had no outstanding commercial paper.
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
     We anticipate making income tax payments of between $1,150.0 million and $1,240.0 million in 2006. This estimate includes payments in the range of $550.0 million to $575.0 million related to the sale of our interest in WesternGeco, which was revised in the third quarter of 2006.

     We anticipate paying dividends of between $170.0 million and $180.0 million in 2006; however, the Board of Directors can change the dividend policy at anytime. As of September 30, 2006, we had authorization remaining to repurchase up to $580.3 million in common stock. We may repurchase our common stock depending on market conditions, applicable legal requirements, our liquidity and other considerations. We may discontinue stock repurchases at any time.
     We estimate we will contribute between $18.0 million and $23.0 million to our defined benefit pension plans. During the third quarter of 2006, we revised our estimates for benefit payments related to postretirement welfare plans and contributions to our defined contribution plans. We now estimate benefit payments of between $12.0 million and $14.0 million and contributions of between $100.0 million and $110.0 million.
     Other than previously discussed, we do not believe there are any other material trends, demands, commitments, events or uncertainties that would have, or are reasonably likely to have, a material impact on our financial condition and liquidity. Other than previously discussed, we currently have no information that would create a reasonable likelihood that the reported levels of revenues and cash flows from operations for the nine months ended September 30, 2006 are not indicative of what we can expect in the near term.
OFF-BALANCE SHEET ARRANGEMENTS
     In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as letters of credit and other bank issued guarantees, which totaled approximately $360.9 million at September 30, 2006. None of these off-balance sheet arrangements either has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources. Other than normal operating leases, we do not have any off-balance sheet financing arrangements such as securitization agreements, liquidity trust vehicles, synthetic leases or special purpose entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.
RELATED PARTY TRANSACTIONS
     On April 28, 2006, we sold our 30% interest in WesternGeco, a seismic venture jointly owned with Schlumberger, to Schlumberger for $2.4 billion in cash. We recorded a pre-tax gain of $1,743.5 million ($1,035.2 million, net of tax). A cash distribution of $59.6 million was also made by WesternGeco to us prior to closing.
NEW ACCOUNTING STANDARDS
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. Consistent with its requirements, we will adopt FIN 48 on January 1, 2007. We are currently evaluating the provisions of FIN 48 and have not yet determined the impact, if any, on our consolidated condensed financial statements.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS 157 on January 1, 2008, and have not yet determined the impact, if any, on our consolidated condensed financial statements.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Additionally, it requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006; however, the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We will adopt all requirements of SFAS 158 on December 31, 2006, except for the funded status measurement date requirement which will be adopted on December 31, 2008, as allowed under SFAS 158. We have not yet determined the impact on our consolidated condensed financial statements.
FORWARD-LOOKING STATEMENTS
     MD&A and certain statements in the Notes to Consolidated Condensed Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (each a “forward-looking statement”). The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “would,” “may,” “likely” and similar expressions, and the negative thereof, are intended to identify forward-looking statements. Our forward-looking statements are based on assumptions that we believe to be reasonable but that may not prove to be accurate. The statements do not include the potential impact of future transactions, such as an acquisition, disposition, merger, joint venture or other transaction that could occur. We undertake no obligation to publicly update or revise any forward-looking statement. Our expectations regarding our business outlook, including changes in revenue, pricing, capital spending, backlogs, profitability, tax rates, strategies for our operations, impact of our common stock repurchases, oil and natural gas market conditions, market share and contract terms, costs and availability of resources, economic and regulatory conditions, and environmental matters are only our forecasts regarding these matters.
     All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in “Part II, Item 1A. Risk Factors” section contained herein, as well as the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company’s Forms 10-Q for the quarters ended March 31, 2006, and June 30, 2006, this filing and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”). These documents are available through our web site or through the SEC’s Electronic Data Gathering and Analysis Retrieval System (“EDGAR”) at http://www.sec.gov.
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
Foreign Currency Forward Contracts
     At September 30, 2006, we had entered into several foreign currency forward contracts with notional amounts aggregating $75.0 million to hedge exposure to currency fluctuations in various currencies, including the British Pound Sterling, the Norwegian Krone, the Euro, the Brazilian Real and the Indonesian Rupiah. These contracts are designated and qualify as fair value hedging instruments. Based on quoted market prices as of September 30, 2006 for contracts with similar terms and maturity dates, we recorded a loss of $0.3 million to adjust these foreign currency forward contracts to their fair market value. This loss offsets designated foreign exchange gains resulting from the underlying exposures and is included in selling, general and administrative expense in our consolidated condensed statement of operations.
Commodity Swaps
     In April and May of 2006, our existing commodity swap agreements either matured or were terminated. We received cash settlements of $2.5 million related to these contracts. The agreements were entered into to reduce our exposure to fluctuations in the price of copper. The swap agreements were not designated as hedging instruments for accounting purposes. During the quarter ended June 30, 2006, we recognized a gain of $1.5 million, which represents the increase in value of the contracts prior to closure. This gain is included in cost of revenues in our consolidated condensed statement of operations.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this quarterly report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, as of September 30, 2006, our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
     The Company has engaged in settlement discussions with both the DOJ and SEC concerning the issues in Nigeria, Angola and Kazakhstan. There can be no assurance that such discussions will result in a final settlement of any or all of these issues; however, it is possible that a settlement may include both civil and criminal sanctions as well as significant fines and penalties. If a settlement is not concluded, the Company believes it is probable that the DOJ and SEC will seek civil and criminal sanctions against the Company as well as fines and penalties. If ultimately imposed, or if agreed to by settlement, such fines and penalties may have a material adverse financial effect on our consolidated condensed financial statements. It is not possible to accurately predict at this time when any of the investigations related to the Company will be finally resolved. Based on current information, we cannot predict the ultimate outcome of such investigations or the effect it may have on our consolidated condensed financial statements.
     In September 2006, the Company entered into a final settlement with the Department of Commerce, Department of the Navy and DOJ with respect to their investigation of compliance with certain export licenses issued to Western Geophysical from 1994 through 2000 for export of seismic equipment leased by the People’s Republic of China. We acquired Western Geophysical in August 1998 and subsequently transferred related assets to WesternGeco in December 2000. The settlement did not have a material effect on our consolidated condensed financial statements.
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
ITEM 1A. RISK FACTORS
     As of the date of this filing, there have been no changes from the risk factors previously disclosed in our “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Annual Report”) and the Forms 10-Q for the periods ended March 31, 2006 and June 30, 2006 (“2006 Filings”), except as set forth below:
     Our manufacturing operations are dependent on having sufficient manufacturing capacity. A lack of manufacturing capacity could result in increased backlog, which may limit our ability to respond to short lead time orders. The failure or inability to add sufficient manufacturing capacity and the continued growth in the market may result in a continued larger than normal backlog.
     Our operations in the U.S. and over 90 countries can be impacted by expected and unexpected changes in the legal and business environments in which we operate, as well as, the outcome of ongoing governmental and internal investigations and legal proceedings, such as the previously reported investigations by the Securities and Exchange Commission and the Department of Justice.
     Changes that could impact the legal environment include new legislation, new regulation, new policies, investigations and legal proceedings and new interpretations of the existing legal rules and regulations. In particular, changes in export control laws or exchange control laws, additional restrictions on doing business in countries subject to sanctions, and changes in laws in Russia or other countries identified by management for immediate focus. Changes that impact the business environment include changes in accounting standards, changes in environmental laws, changes in tax laws or tax rates, the resolution of tax assessments or audits by various tax authorities, and the ability to fully utilize our tax loss carryforwards and tax credits. Compliance related issues could limit our ability to do business in certain countries.
     An investment in our common stock involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our 2005 Annual Report and the 2006 Filings as well as the risk factors described in this Form 10-Q. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table contains information about our purchases of equity securities during the three months ended September 30, 2006.
Issuer Purchases of Equity Securities

					Maximum Number (or
			Total Number		Approximate Dollar
			of Shares		Value) of Shares that
	Total Number	Average	Purchased as	Average	May Yet Be Purchased
	of Shares	Price Paid	Part of a Publicly	Price Paid	Under the Plan [4]
Period	Purchased [1]	Per Share	Announced Plan [2]	Per Share [3]	(in millions)

July 1-31, 2006	1,235	$80.85	2,031,600	$79.88	$—
August 1-31, 2006	—	—	2,202,100	74.54	—
September 1-30, 2006	—	—	3,220,000	65.67	—

Total	1,235	$80.85	7,453,700	$72.16	$580.3

[1]	Represents shares purchased from employees to pay the option exercise price related to stock-for-stock exchanges in option exercises or to satisfy the tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock units.

[2]	Repurchases were made under both Stock Purchase Plans with an agent for the purchase of shares of our common stock that complied with the requirements of Rule 10b5-1 promulgated by the Securities Exchange Act of 1934 (the “Exchange Act”) and open market purchases that complied with Rule 10b-18 of the Exchange Act. On June 8, 2006, we entered into a Stock Purchase Plan with an agent for the purchase of shares of our common stock that complied with the requirements of Rule 10b5-1 promulgated by the Exchange Act (a “Plan”) that ran from June 9, 2006 until August 1, 2006. Under this Plan, the agent repurchased a number of shares of our common stock determined under the terms of the Plan each trading day based on the trading price of the stock on that day. On August 2, 2006 we entered into a new Plan that will run from August 2, 2006 until October 31, 2006 unless earlier terminated. During that term, the agent will, subject to applicable trading rules, use its best efforts to repurchase a number of shares of our common stock, if any, that will be determined under the terms of the Plan each trading day based on the trading price of the stock on that day. Shares were repurchased and will be repurchased under both Plans by the agent at the prevailing market prices, in open market transactions which complied with Rule 10b-18 of the Exchange Act.

[3]	Average price paid includes commissions.

[4]	On October 27, 2005, the Board of Directors authorized us to repurchase up to $455.5 million of common stock, which was in addition to the balance of $44.5 million remaining from the Board of Directors’ September 2002 authorization, resulting in the authorization to repurchase up to a total of $500.0 million of common stock. In April 2006, the Board of Directors authorized the repurchase of an additional $1.8 billion of common stock. At September 30, 2006, we had authorization remaining to repurchase up to a total of $580.3 million of our common stock.
     Under our Employee Stock Purchase Plan (the “Plan”), in December 2003, 2004 and 2005, we issued an aggregate of up to 1,552,505 shares of common stock at a price per share of $27.19, $27.34 and $36.27, respectively. We recently discovered that these shares, while included in an amendment to the Plan that was approved by the stockholders, were not covered by registration statements previously filed with respect to the Plan. Accordingly, the shares listed above were issued under the Plan to employees without registration under the Securities Act of 1933. We are taking steps to promptly register the shares offered under the Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
31.1	Certification of Chad C. Deaton, Chief Executive Officer, dated October 27, 2006, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Peter A. Ragauss, Chief Financial Officer, dated October 27, 2006, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Statement of Chad C. Deaton, Chief Executive Officer, and Peter A. Ragauss, Chief Financial Officer, dated October 27, 2006, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAKER HUGHES INCORPORATED (Registrant)
Date: October 27, 2006	By:	/s/PETER A. RAGAUSS
Peter A. Ragauss
Senior Vice President and Chief Financial Officer

Date: October 27, 2006	By:	/s/ALAN J. KEIFER
Alan J. Keifer
Vice President and Controller

Exhibit Index
Exhibits	DESCRIPTION OF EXHIBIT

31.1	Certification of Chad C. Deaton, Chief Executive Officer, dated October 27, 2006, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Peter A. Ragauss, Chief Financial Officer, dated October 27, 2006, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Statement of Chad C. Deaton, Chief Executive Officer, and Peter A. Ragauss, Chief Financial Officer, dated October 27, 2006, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.