Form 10-K
period 2006-12-31
BAKER HUGHES INC
filed 2007-02-23
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑     NO ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES ☐     NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☑                      Accelerated filer ☐                      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
     The aggregate market value of the voting and non-voting common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price on June 30, 2006 reported by the New York Stock Exchange) was approximately $26,970,000,000.
     As of February 22, 2007, the registrant has outstanding 320,240,728 shares of common stock, $1 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of Registrant’s 2006 Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2007 are incorporated by reference into Part III of this Form 10-K.

Baker Hughes Incorporated

PART I
ITEM 1. BUSINESS
     Baker Hughes Incorporated (“Baker Hughes,” “Company,” “we,” “our” or “us”) is a Delaware corporation engaged in the oilfield services industry. Baker Hughes is a major supplier of products and technology services and systems to the worldwide oil and natural gas industry, including products and services for drilling, formation evaluation, completion and production of oil and natural gas wells. We may conduct our operations through subsidiaries, affiliates, ventures and alliances.
     Baker Hughes was formed in April 1987 in connection with the combination of Baker International Corporation and Hughes Tool Company. We acquired Western Atlas Inc. in a merger completed on August 10, 1998.
     As used herein, “Baker Hughes,” “Company,” “we,” “our” and “us” may refer to Baker Hughes Incorporated and/or its subsidiaries. The use of these terms is not intended to connote any particular corporate status or relationships.
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
     We have adopted a Business Code of Conduct to provide guidance to our directors, officers and employees on matters of business conduct and ethics, including compliance standards and procedures. We have also required our principal executive officer, principal financial officer and principal accounting officer to sign a Code of Ethical Conduct Certification. Our Business Code of Conduct and Code of Ethical Conduct Certifications are available on the Investor Relations section of our website at www.bakerhughes.com. We will disclose on our website information about any amendment or waiver of these codes for our executive officers and directors. Our Corporate Governance Guidelines and the charters of our Audit/Ethics Committee, Compensation Committee, Executive Committee, Finance Committee and Governance Committee are also available on the Investor Relations section of our website at www.bakerhughes.com. In addition, a copy of our Business Code of Conduct, Code of Ethical Conduct Certification, Corporate Governance Guidelines and the charters of the committees referenced above are available in print at no cost to any stockholder who requests them by writing or telephoning us at the following address or telephone number:
Baker Hughes Incorporated
2929 Allen Parkway, Suite 2100
Houston, TX 77019-2118
Attention: Investor Relations
Telephone: (713) 439-8039
     Information contained on or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report or any other filing we make with the SEC.
     We are a provider of drilling, formation evaluation, completion and production products and services to the worldwide oil and natural gas industry. We report our results under three segments - Drilling and Evaluation, Completion and Production and WesternGeco. The WesternGeco segment consisted of our 30% interest in WesternGeco, a seismic venture with Schlumberger Limited (“Schlumberger”). On April 28, 2006, we sold our 30% interest in WesternGeco to Schlumberger.
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
•	The Drilling and Evaluation segment consists of the Baker Hughes Drilling Fluids (drilling fluids), Hughes Christensen (oilfield drill bits), INTEQ (drilling, measurement-while-drilling and logging-while-drilling) and Baker Atlas (wireline formation evaluation and wireline completion services) divisions. The Drilling and Evaluation segment provides products and services used to drill and evaluate oil and natural gas wells.

•	The Completion and Production segment consists of the Baker Oil Tools (workover, fishing and completion equipment), Baker Petrolite (oilfield specialty chemicals) and Centrilift (electrical submersible pumps and progressing cavity pumps) divisions and the ProductionQuest business unit. The Completion and Production segment provides equipment and services used from the completion phase through the productive life of oil and natural gas wells.
     For additional industry segment information for the three years ended December 31, 2006, see Note 13 of the Notes to Consolidated Financial Statements in Item 8 herein.
DRILLING AND EVALUATION SEGMENT
Baker Hughes Drilling Fluids
     Baker Hughes Drilling Fluids is a major provider of drilling fluids (also called “mud”), completion fluids (also called “brines”) and fluids environmental services (also called “waste management”). Drilling fluids are an important component of the drilling process and are pumped from the surface through the drill string, exiting nozzles in the drill bit and traveling back up the wellbore where the fluids are recycled. This process cleans the bottom of the well by transporting the cuttings to the surface while also cooling and lubricating the bit and drill string. Drilling fluids are typically manufactured by mixing oil, synthetic fluids or water with barite to give them weight, which enables the fluids to hold the wellbore open and stabilize it. Additionally, the fluids control downhole pressure and seal porous sections of the wellbore. To ensure maximum efficiency and wellbore stability, chemical additives are blended by the wellsite engineer with drilling fluids to achieve particular physical or chemical characteristics. For drilling through the reservoir itself, Baker Hughes Drilling Fluids’ drill-in or completion fluids possess properties that minimize formation damage. Fluids environmental services of Baker Hughes Drilling Fluids also provides equipment and services to separate the drill cuttings from the drilling fluids and re-inject the processed cuttings into specially prepared wells, or to transport and dispose of the cuttings by other means.
     Technology is very important in the selection of drilling fluids for many drilling programs, especially in deepwater, deep drilling and environmentally sensitive areas whereas cost efficiency tends to drive customer purchasing decisions in other areas. Specific opportunities for competitive differentiation include:
•	improving drilling efficiency,

•	minimizing formation damage, and

•	handling and disposing of drilling fluids and cuttings in an environmentally safe manner.
     Baker Hughes Drilling Fluids’ primary competitors include M-I SWACO, Halliburton Company (“Halliburton”) and Newpark Resources, Inc.
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
     PDC Bits. PDC (also known as “Diamond”) bits use fixed position cutters that shear the formation rock with a milling action as they are turned. In many softer and less variable applications, PDC bits offer higher penetration rates and a longer life than Tricone®bits. Advances in PDC technology have expanded the application of PDC bits into harder, more abrasive formations. A rental market has developed for PDC bits as improvements in bit life and bit repairs allow a bit to be used to drill multiple wells.

     The main driver of customer purchasing decisions in drill bits is the value added, usually measured in terms of savings in total operating costs per distance drilled. Specific opportunities for competitive differentiation include:
•	improving the rate of penetration,

•	extending bit life and bit reliability, and

•	selecting the optimal bit for each section to be drilled.
     Hughes Christensen’s primary competitors in the oil and natural gas drill bit market include Smith International, Inc. (“Smith”), Grant Prideco, Inc. and Halliburton.
     Key business drivers for Hughes Christensen include the number of drilling rigs operating, total footage drilled, drilling rig rental costs, as well as the current and expected future price of both oil and natural gas.
INTEQ
     INTEQ is a leading supplier of drilling and evaluation services, which include directional drilling, measurement-while-drilling (“MWD”) and logging-while-drilling (“LWD”) services.
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
     Measurement-While-Drilling. Directional drilling systems need real-time measurements of the location and orientation of the bottom-hole assembly to operate effectively. INTEQ’s MWD systems are downhole tools that provide this directional information, which is necessary to adjust the drilling process and guide the wellbore to a specific target. The AutoTrak® rotary steerable system has these MWD systems built in, allowing the tool to automatically alter its course based on a planned trajectory.
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
     In both MWD and LWD systems, surface communication with the tool is achieved through mud-pulse telemetry, which uses pulse signals (pressure changes in the drilling fluids traveling through the drill string) to communicate the operating conditions and location of the bottom-hole assembly to the surface. The information transmitted is used to maximize the efficiency of the drilling process, update and refine the reservoir model and steer the well into the optimal location in the reservoir.

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
     The main drivers of customer purchasing decisions in these areas are the value added by technology and the reliability and durability of the tools used in these operations. Specific opportunities for competitive differentiation include:
•	the sophistication and accuracy of measurements,

•	the efficiency of the drilling process (measured in cost per foot drilled), rate of penetration, and reduction of non-productive time,

•	the reliability of equipment,

•	the optimal placement of the wellbore in the reservoir, and

•	the quality of the wellbore.
     INTEQ’s primary competitors in drilling and evaluation services include Halliburton, Schlumberger and Weatherford International Ltd. (“Weatherford”).
     Key business drivers for INTEQ include the number of drilling rigs operating, the total footage drilled, the mix of conventional and rotary steerable systems used, technological sophistication of the wells being drilled, as well as the current and expected future price of both oil and natural gas.
Baker Atlas
     Baker Atlas is a leading provider of formation evaluation and wireline completion and production services for oil and natural gas wells.
     Formation Evaluation. Formation evaluation involves measuring and analyzing specific physical properties of the rock (petrophysical properties) in the immediate vicinity of a wellbore to determine an oil or natural gas reservoir’s boundaries, volume of hydrocarbons and ability to produce fluids to the surface. Electronic sensor instrumentation is run through the wellbore to measure porosity and density (how much open space there is in the rock), permeability (how well connected the spaces in the rock are) and resistivity (whether there is oil, natural gas or water in the spaces). Imaging tools are run through the wellbore to record a picture of the formation along the well’s length. Acoustic logs measure rock properties and help correlate wireline data with previous seismic surveys. Magnetic resonance measurements characterize the volume and type of fluids in the formation as well as providing a direct measure of permeability. At the surface, measurements are recorded digitally and can be displayed on a continuous graph, or “well log,” which shows how each parameter varies along the length of the wellbore. Formation evaluation tools can also be used to record formation pressures and take samples of formation fluids to be further evaluated on the surface.
     Formation evaluation instrumentation can be run in the well in several ways and at different times over the life of the well. The two most common methods of data collection are wireline logging (performed by Baker Atlas) and LWD (performed by INTEQ). Wireline logging is conducted by pulling or pushing instruments through the wellbore after it is drilled, while LWD instruments are attached to the drill string and take measurements while the well is being drilled. Wireline logging measurements can be made before the well’s protective steel casing is set (open hole logging) or after casing has been set (cased hole logging). Baker Atlas also offers geophysical data interpretation services which help the operator interpret the petrophysical properties measured by the logging instruments and make inferences about the formation, presence and quantity of hydrocarbons. This information is used to determine the next steps in drilling and completing the well.
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

     Baker Atlas’ services allow oil and natural gas companies to define, manage and reduce their exploration and production risk. As such, the main driver of customer purchasing decisions is the value added by formation evaluation and wireline completion and production services. Specific opportunities for competitive differentiation include:
•	the efficiency of data acquisition,

•	the sophistication and accuracy of measurements,

•	the ability to interpret the information gathered to quantify the hydrocarbons producible from the formation,

•	the efficiency of providing wireline completion and production services at the wellsite, and

•	the ability to differentiate services that can run exclusively or more efficiently on wireline from services that can run on either wireline or drill pipe.
     Baker Atlas’ primary formation evaluation and wireline completion and perforating competitors include Schlumberger, Halliburton and Weatherford.
     Key business drivers for Baker Atlas include the number of drilling and workover rigs operating, as well as the current and expected future price of both oil and natural gas.
COMPLETION AND PRODUCTION SEGMENT
Baker Oil Tools
     Baker Oil Tools is a world leader in wellbore construction, cased-hole completions, sand control and wellbore intervention solutions. The economic success of a well largely depends on how the well is completed. A successful completion ensures and optimizes the efficient and safe production of oil and natural gas to the surface. Baker Oil Tools’ completion systems are matched to the formation and reservoir for optimum production and can employ a variety of products and services.
     Wellbore Construction. Wellbore completion products and services include liner hangers, multilateral completion systems and expandable metal technology.
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
     Cased-Hole Completions. Cased-hole completions products and services include packers, flow control equipment, subsurface safety valves, and intelligent completions.
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

     Sand Control. Sand control equipment includes gravel pack tools, sand screens and fracturing fluids. Sand control systems and pumping services are used in loosely consolidated formations to prevent the production of formation sand with the hydrocarbons.
     Wellbore Intervention. Wellbore intervention products and services are designed to protect producing assets. Intervention operations troubleshoot drilling problems and improve, maintain or restore economical production from already-producing wells. In this area, Baker Oil Tools’ offerings range from service tools and inflatable products to conventional and through-tubing fishing systems, casing exits, wellbore cleaning and temporary abandonment.
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
     Wellbore cleaning systems remove post-drilling debris to help ensure trouble-free well testing, completion and optimum production for the life of the well.
     Casing exit systems are used to “sidetrack” new wells from existing ones, to provide a cost-effective method of tapping previously unreachable reserves.
     The main drivers of customer purchasing decisions in wellbore construction, cased-hole completions, sand control and wellbore intervention are superior wellsite service execution and value-adding technologies that improve production rates, protect the reservoir from damage and reduce cost. Specific opportunities for competitive differentiation include:
•	engineering and manufacturing superior-quality products and providing solutions with a proven ability to reduce well construction costs,

•	enhancing production and ultimate recovery,

•	minimizing risks, and

•	providing reliable performance over the life of the well, particularly in harsh environments and for critical wells.
     Baker Oil Tools’ primary competitors in wellbore construction, cased-hole completions and sand control include Halliburton, Schlumberger and Weatherford. Its primary competitors in wellbore intervention include Weatherford and Smith.
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
     Oilfield Chemicals. Baker Petrolite provides oilfield chemical programs for drilling, well stimulation, production, pipeline transportation and maintenance programs. Its products provide measurable increases in productivity, decreases in operating and maintenance cost and solutions to environmental problems. Examples of specialty oilfield chemical programs include emulsion breakers and chemicals which inhibit the formation of paraffin, scale, hydrates and other well performance issues or problems.

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
     Emulsion breakers — Water and oil typically do not mix, but water present in the reservoir and co-produced with oil can often become emulsified, or mixed, causing problems for oil and natural gas producers. Baker Petrolite offers emulsion breakers that allow the water to be separated from the oil.
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
     Baker Petrolite’s primary competitors include GE Water Technologies, Nalco Holding Company, Champion Technologies and Smith.
     Key business drivers for Baker Petrolite include oil and natural gas production levels, the number of producing wells, total liquids production, and the current and expected future price of both oil and natural gas.

Centrilift
     Centrilift is a leading manufacturer and supplier of electrical submersible pump systems (“ESPs”) and progressing cavity pump systems (“PCPs”).
     Electrical Submersible Pump Systems. ESPs lift large quantities of oil or oil and water from wells that do not flow under their own pressure. These “artificial lift” systems consist of a centrifugal pump and electric motor installed in the wellbore, armored electric cabling to provide power to the downhole motor and a variable speed controller at the surface. Centrilift designs, manufactures, markets and installs all the components of ESP systems and also offers modeling software to size ESPs and simulate operating performance. ESPs may be used in both onshore and offshore wells. The range of appropriate application of ESP systems is expanding as technology and reliability enhancements have improved ESP system performance in harsher environments and marginal reservoirs.
     Progressing Cavity Pump Systems. PCPs are a form of artificial lift comprised of a downhole progressing cavity pump powered by either a downhole electric motor or a rod turned by a motor on the surface. PCP systems are preferred when the fluid to be lifted is viscous or when the volume is significantly less than could be economically lifted with an ESP system.
     The main drivers of a customer purchasing decision in an artificial lift include the depth of the well, the volume of the fluid, the physical and chemical properties of the fluid as well as the capital and operating cost over the run life of the system. Specific opportunities for competitive differentiation include:
•	the ability to lift fluids of differing physical properties and chemical compositions,

•	system reliability and run life,

•	the ability of the system to optimize production,

•	operating efficiency, and

•	service delivery.
     Centrilift’s primary competitors in the ESP market include Schlumberger and John Wood Group PLC (“ESP Inc.”). In the PCP market, the primary competitors include Weatherford, Robbins & Myers, Inc. and Kudu Industries, Inc.
     Key business drivers for Centrilift include oil production levels, as well as the current and expected future price of oil, the volume of water produced in mature basins and gas dewatering in coal bed methane and other gas wells.
ProductionQuest
     The ProductionQuest business unit is a provider of permanent monitoring systems and chemical automation systems.
     Permanent Monitoring Systems. Permanent downhole gauges are used in oil and gas wells to measure temperature, pressure, flow and other parameters in order to monitor well production as well as to confirm the integrity of the completion and production equipment in the well. ProductionQuest is a leading provider of electronic gauges including the engineering, application and field services necessary to complete an installation of a permanent monitoring system. In addition, they provide chemical injection line installation and services for treating wells for corrosion, paraffin, scale and other well performance problems. They also provide fiber optic based permanent downhole gauge technology for measuring pressure, temperature and distributed temperature. The benefits of fiber optic sensing include reliability, high temperature properties and the ability for distributed readings.
     Chemical Automation Systems. Chemical automation systems remotely monitor chemical tank levels that are resident in producing field locations for well treatment or production stimulation as well as continuously monitor and control chemicals being injected in individual wells. By using these systems, a producer can ensure proper chemical injection through real-time monitoring and can also remotely modify the injection parameters to ensure optimized production.
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
     ProductionQuest’s primary competitors include Schlumberger, Halliburton and Weatherford.
     Key business drivers for ProductionQuest include the level of oil and gas prices, total daily oil and gas production and capital spending for critical wells (offshore, subsea, high production onshore and remotely located onshore).
WesternGeco
     WesternGeco is a seismic venture in which we previously owned 30% and Schlumberger owned 70%. On April 28, 2006, we sold our 30% interest to Schlumberger for $2.4 billion in cash. We recorded a pre-tax gain of $1,743.5 million ($1,035.2 million, net of tax).
     For additional information related to WesternGeco, see the “Related Party Transactions” section in Item 7 and Note 5 of the Notes to Consolidated Financial Statements in Item 8, both contained herein.
MARKETING, COMPETITION AND ECONOMIC CONDITIONS
     We market our products and services on a product line basis primarily through our own sales organizations, although certain of our products and services are marketed through independent distributors, commercial agents, licensees or sales representatives. We ordinarily provide technical and advisory services to assist in our customers’ use of our products and services. Stock points and service centers for our products and services are located in areas of drilling and production activity throughout the world.
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
     Further information is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 of the Notes to Consolidated Financial Statements in Item 8, both contained herein.
INTERNATIONAL OPERATIONS
     We operate in over 90 countries worldwide, and our operations are subject to the risks inherent in doing business in multiple countries with various laws and differing political environments. These risks include the risks identified in “Item 1A. Risk Factors.” Although it is impossible to predict the likelihood of such occurrences or their effect on us, we routinely evaluate these risks and take appropriate actions to mitigate the risks where possible. However, there can be no assurance that an occurrence of any one or more of these events would not have a material adverse effect on our operations.
     Further information is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
RESEARCH AND DEVELOPMENT; PATENTS
     We are engaged in research and development activities directed primarily toward the improvement of existing products and services, the design of specialized products to meet specific customer needs and the development of new products, processes and services. For information regarding the amounts of research and development expense in each of the three years in the period ended December 31, 2006, see Note 16 of the Notes to Consolidated Financial Statements in Item 8 herein.

     We have followed a policy of seeking patent and trademark protection both inside and outside the United States for products and methods that appear to have commercial significance. We believe our patents and trademarks to be adequate for the conduct of our business, and aggressively pursue protection of our patents against patent infringement worldwide. Although patent and trademark protection is important to our business and future prospects, we consider the reliability and quality of our products and the technical skills of our personnel to be more important. No single patent or trademark is considered to be critical to our business.
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
EMPLOYEES
     On December 31, 2006, we had approximately 34,600 employees, as compared with approximately 29,100 employees on December 31, 2005. Approximately 2,700 of these employees are represented under collective bargaining agreements or similar-type labor arrangements, of which the majority are outside the U.S. Based upon the geographic diversification of these employees, we believe any risk of loss from employee strikes or other collective actions would not be material to the conduct of our operations taken as a whole. We believe that our relations with our employees are good.
EXECUTIVE OFFICERS
     The following table shows, as of February 23, 2007, the name of each of our executive officers, together with his age and all offices presently held.

Name	Age

Chad C. Deaton	54	Chairman of the Board and Chief Executive Officer of the Company since October 2004. President and Chief Executive Officer of Hanover Compressor Company from 2002 to 2004. Senior Advisor to Schlumberger Oilfield Services from 1999 to 2001. Executive Vice President of Schlumberger from 1998 to 1999. Employed by the Company in 2004.

James R. Clark	56	President and Chief Operating Officer of the Company since February 2004. Vice President, Marketing and Technology of the Company from 2003 to 2004. Vice President of the Company and President of Baker Petrolite Corporation from 2001 to 2003. President and Chief Executive Officer of Consolidated Equipment Companies, Inc. from 2000 to 2001 and President of Sperry-Sun from 1996 to 1999. Employed by the Company in 2001.

Peter A. Ragauss	49	Senior Vice President and Chief Financial Officer of the Company since April 2006. Segment Controller of Refining and Marketing for BP plc from 2003 to 2006. Mr. Ragauss joined BP plc in 1998 as Assistant to the Group Chief Executive until 2000 when he became Chief Executive Officer of Air BP. Served as Vice President of Finance and Portfolio Management for Amoco Energy International immediately prior to its merger with BP in 1998. Employed by the Company in 2006.

Alan R. Crain, Jr.	55	Senior Vice President and General Counsel since January 2007. Vice President and General Counsel of the Company from October 2000 to January 2007. Executive Vice President, General Counsel and Secretary of Crown, Cork & Seal Company, Inc. from 1999 to 2000. Vice President and General Counsel from 1996 to 1999, and Assistant General Counsel from 1988 to 1996, of Union Texas Petroleum Holdings, Inc. Employed by the Company in 2000.

Name	Age

Didier Charreton*	43	Vice President, Human Resources in 2007. Group Human Resources Director of Coats Plc, a global company engaged in the sewing thread and needlecrafts industry, from 2002 to 2007. Business Development of ID Applications for Gemplus S. A., a global company in the Smart Card industry, from 2000 to 2001. Various human resources positions at Schlumberger from 1989 to 2000. Employed by the Company in 2007.

David H. Barr	57	Group President of Drilling and Evaluation since February 2005 and Vice President of the Company since 2000. President of Baker Atlas from 2000 to 2005. Vice President, Supply Chain Management, of Cooper Cameron from 1999 to 2000. Mr. Barr also held the following positions with the Company: Vice President, Business Process Development, from 1997 to 1998 and the following positions with Hughes Tool Company/Hughes Christensen: Vice President, Production and Technology, from 1994 to 1997; Vice President, Diamond Products, from 1993 to 1994; Vice President, Eastern Hemisphere Operations, from 1990 to 1993 and Vice President, North American Operations, from 1988 to 1990. Employed by the Company in 1972.

Douglas J. Wall	54	Group President of Completion and Production since February 2005 and Vice President of the Company since 1997. President of Baker Oil Tools from 2003 to 2005 and President of Hughes Christensen from 1997 to 2003. President and Chief Executive Officer of Western Rock Bit Company Limited, Hughes Christensen’s former distributor in Canada, from 1991 to 1997. General Manager of Century Valve Company from 1989 to 1991 and Vice President, Contracts and Marketing, of Adeco Drilling & Engineering from 1980 to 1989. Employed by the Company in 1997.

Christopher P. Beaver	49	Vice President of the Company and President of Baker Oil Tools since February 2005. Vice President of Finance for Baker Petrolite from 2002 to 2005; Director of Finance and Controller at INTEQ from 1999 to 2002; Controller at Hughes Christensen from 1994 to 1999. Various accounting and finance positions at Hughes Christensen in the Eastern Hemisphere from 1985 to 1994. Employed by the Company in 1985.

Paul S. Butero	50	Vice President of the Company since 2005 and President of Baker Atlas since September 2006. President Hughes Christensen from 2005 to September 2006. Vice President, Marketing, of Hughes Christensen from 2001 to 2005 and as Region Manager for various Hughes Christensen areas (both in the United States and the Eastern Hemisphere) from 1989 to 2001. Employed by the Company in 1981.

Martin S. Craighead	47	Vice President of the Company since 2005 and President of INTEQ since August 2005. Served as President of Baker Atlas from February 2005 to August 2005. Vice President of Worldwide Operations for Baker Atlas from 2003 to 2005 and Vice President, Marketing and Business Development for Baker Atlas from 2001 to 2003; Region Manager for Baker Atlas in Latin America and Asia and Region Manager for E&P Solutions from 1995 to 2001. Employed by the Company in 1986.

Alan J. Keifer	52	Vice President and Controller of the Company since July 1999. Western Hemisphere Controller of Baker Oil Tools from 1997 to 1999 and Director of Corporate Audit for the Company from 1990 to 1996. Employed by the Company in 1990.

Jay G. Martin	55	Vice President, Chief Compliance Officer and Senior Deputy General Counsel since July 2004. Shareholder at Winstead Sechrest & Minick P.C. from 2001 to July 2004. Partner, Phelps Dunbar from 2000 to 2001 and Partner, Andrews & Kurth from 1996 to 2000. Employed by the Company in 2004.

John A. O’Donnell	58	Vice President of the Company since 1998 and President of Baker Petrolite Corporation since May 2005. President of Baker Hughes Drilling Fluids from 2004 to 2005. Vice President, Business Process Development of the Company from 1998 to 2002; Vice President, Manufacturing, of Baker Oil Tools from 1990 to 1998 and Plant Manager of Hughes Tool Company from 1988 to 1990. Employed by the Company in 1975.

*	Mr. Charreton will join the Company as Vice President, Human Resources on or before March 1, 2007.

Name	Age

Gary G. Rich	48	Vice President of the Company and President of Hughes Christensen since September 2006. Vice President Marketing, Drilling and Evaluation for INTEQ from 2005 to 2006. Mr. Rich was Region Manager for INTEQ from 2001 to 2005; Director of Marketing for Hughes Christensen from 1998 to 2001 and served in various marketing and finance positions for the Company from 1987 to 1998. Employed by the Company in 1987.

Richard L. Williams	51	Vice President of the Company and President of Baker Hughes Drilling Fluids since May 2005. Vice President, Eastern Hemisphere Operations, Baker Oil Tools from March 2005 to May 2005. Worldwide Operations Vice President, INTEQ from 2004 to 2005. Vice President Eastern Hemisphere, INTEQ from 2003 to 2004. Vice President Western Hemisphere, INTEQ from 2001 to 2003. Employed by the Company in 1975.

Charles S. Wolley	52	Vice President of the Company and President of Centrilift since January 2006. Vice President of Manufacturing and Technology, Hughes Christensen from 2004 to 2006. Senior Vice President of Supply Chain Operations, Dresser Flow Solutions 2003. President, Dresser Measurement and Control from 2002 to 2003 and Senior Vice President from 2001 to 2002. Chief Executive Officer Van Leeuwen Pipe and Tube Corp. from 1999 to 2001. Employed by the Company since 2004.
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
     We are involved in voluntary remediation projects at some of our present and former manufacturing locations or other facilities, the majority of which relate to properties obtained in acquisitions or to sites no longer actively used in operations. On rare occasions, remediation activities are conducted as specified by a government agency-issued consent decree or agreed order. Remediation costs are accrued based on estimates of probable exposure using currently available facts, existing environmental permits, technology and presently enacted laws and regulations. For sites where we are primarily responsible for the remediation, our cost estimates are developed based on internal evaluations and are not discounted. Such accruals are recorded when it is probable that we will be obligated to pay amounts for environmental site evaluation, remediation or related activities, and such amounts can be reasonably estimated. If the obligation can only be estimated within a range, we accrue the minimum amount in the range. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. Ongoing environmental compliance costs, such as obtaining environmental permits, installation of pollution control equipment and waste disposal, are expensed as incurred.
     During the year ended December 31, 2006, we spent approximately $35.1 million to comply with domestic and international standards regulating the discharge of materials into the environment or otherwise relating to the protection of the environment (collectively, “Environmental Regulations”). This cost includes the total spent on remediation projects at current or former sites, Superfund projects and environmental compliance activities, exclusive of capital expenditures. In 2007, we expect to spend approximately $40.5 million to comply with Environmental Regulations. During the year ended December 31, 2006, we incurred approximately $5.8 million in capital expenditures for environmental control equipment, and we estimate we will incur approximately $7.8 million during 2007. In addition, we estimate we will incur approximately $19 million in capital expenditures for the relocation of an existing plant in the U.K. to comply with local environmental regulations of which approximately $13 million will be spent in 2007 and the remainder in 2008. Based upon current information, we believe that our compliance with Environmental Regulations will not have a material adverse effect upon our capital expenditures, earnings or competitive position because we have either established adequate reserves or our cost for that compliance is not expected to be material to our consolidated financial statements.
     The Comprehensive Environmental Response, Compensation and Liability Act (known as “Superfund” or “CERCLA”) imposes liability for the release of a “hazardous substance” into the environment. Superfund liability is imposed without regard to fault, even if the waste disposal was in compliance with laws and regulations. We have been identified as a potentially responsible party (“PRP”) in remedial activities related to various Superfund sites, and we accrue our share of the estimated remediation costs of the site based on the ratio of the estimated volume of waste we contributed to the site to the total volume of waste disposed at the site. With the joint and several liability imposed under Superfund, a PRP may be required to pay more than its proportional share of such costs.

     We have been identified as a PRP at various Superfund sites discussed below. The United States Environmental Protection Agency (the “EPA”) and appropriate state agencies supervise investigative and cleanup activities at these sites. For the year ended December 31, 2006, we paid $0.2 million in Superfund costs and have accrued an additional $5.9 million related to these sites. Payments made in 2006 are in addition to amounts previously paid in settlements, cash calls or other Superfund costs, and these ongoing contributions reduce our financial liability for the total site cleanup costs shown below. When used in the descriptions of the sites that follow, the word de minimis refers to the smallest PRPs, whose contribution rate is usually less than 1%.
(a)	In 1999, Baker Oil Tools, Baker Petrolite and predecessor entities of Baker Petrolite were named as PRPs by the State of California’s Department of Toxic Substances Control for the Gibson site in Bakersfield, California. Costs are now estimated at $6.0 million to $7.0 million, of which $5.0 million has been raised. Allocation information has been updated and our combined volume is now 1.6% for liquids and 0.4% for solids.

(b)	In 2001, a Hughes Christensen predecessor, Baker Oil Tools, INTEQ and one of our former subsidiaries were named as PRPs in the Force Road State Superfund site located in Brazoria County, Texas. The Texas Commission on Environmental Quality (“TCEQ”) is overseeing the investigation and remediation at the Force Road site. We participate as a member of the steering and technical committees to effectively manage the project because our volumetric contribution is currently estimated at approximately 76%. The onsite investigation was completed in late 2005, and the offsite investigation is expected to be complete in early 2007. The estimate of site remediation costs used for initial settlement purposes was $17.7 million; however, we anticipate that a more accurate calculation of site remediation costs will be possible once the offsite investigation is complete. Approximately $1.8 million has been raised from de minimis settlements. We believe that after negotiation of additional early settlements with other PRPs, future cost recovery actions against recalcitrant parties, development of remedial alternatives and other factors, our ultimate share of responsibility for cleanup costs at the site will be less than initial estimates.

(c)	In 2002, Baker Petrolite predecessors, Hughes Christensen predecessors and several of our former subsidiaries were identified as PRPs for the Malone site located on Campbell Bayou Road in Texas City, Texas. The EPA oversees the investigation and remediation of the Malone site and has engaged in emergency removal actions. The investigation is nearly complete and remedial alternatives have been developed and submitted to the EPA for evaluation. The estimates for the various cleanup options at the Malone site range from $28.0 million to almost $400.0 million with the most likely scenarios in the range of $40.0 million to $80.0 million. Our contribution is currently estimated at approximately 1.7%. A lawsuit filed by the current owners of the site and a related entity against the PRPs seeking recovery of certain alleged damages has not been fully resolved, and may affect the ultimate costs associated with this Superfund site.

(d)	In 2003, we were identified as a de minimis PRP by the EPA for the Operating Industries, Inc. Superfund site in Monterrey Park, California. A settlement offer to all remaining de minimis parties has been repeatedly delayed, but is now expected in 2007. The EPA and Steering Committee have incurred $345 million and expect an additional $367 million in cleanup costs. Information provided by the EPA in 2007 indicates that our contribution is ..092%, although our ultimate liability has yet to be negotiated and may include a premium for early settlement.

(e)	In 2003, Baker Petrolite was notified by the EPA of their potential involvement at the Cooper Drum Superfund site located in South Gate, California. We responded to an additional inquiry from the EPA in 2005. At this time there is no estimate available for comprehensive cleanup costs or our allocation and, accordingly, the extent of our financial liability at the site is unknown.

(f)	In 2006, we were one of five PRPs to receive an information request from the EPA regarding the Washington County Lead District Superfund site, a federal Superfund located in Washington County, Missouri. We have responded to the EPA regarding our involvement with two of the six mines listed in the information request. A preliminary screening and removal action has been completed by the EPA to evaluate the impacts of lead and other heavy metals on the soil and groundwater in the area; however, the project is still in the initial stages and there is insufficient information to estimate our potential contribution to the cleanup costs.

(g)	In 2006, Baker Petrolite received a General Notice of Potential Liability letter from the EPA concerning the RRG/Clayton Chemical Superfund site in Sauget, Illinois and its impact on the adjacent Sauget Area 2 Groundwater Superfund site. We have participated in cleanup activities at the Clayton site as a small party with an allocation just over the de minimis level. Our ultimate liability may now include some responsibility for the downgradient groundwater cleanup at the Sauget Area 2 Groundwater Superfund site, but insufficient information is available to estimate the potential cost to the Company.

(h)	In 2006, a settlement demand was received from the PRP Group for the Pulvair Superfund site located in Millington, Tennessee for waste sent to the site by Milchem, a predecessor to Baker Hughes Drilling Fluids. The matter has not yet been resolved, but is expected to be settled at a cost of less than $0.2 million.
     In addition to the sites mentioned above, there are four Superfund sites where we have ongoing obligations. The remedial work at most of these sites has been completed and remaining operations are limited to groundwater recovery and/or monitoring. The monitoring phase can continue for up to 30 years. Our aggregate cost for these sites is estimated to be approximately $0.1 million over this period of time. There were also four Superfund sites that were settled during 2006 at a combined cost of less than $0.2 million.
     While PRPs in Superfund actions have joint and several liability for all costs of remediation, it is not possible at this time to quantify our ultimate exposure because some of the projects are either in the investigative or early remediation stage. However, based upon current information, we do not believe that probable or reasonably possible expenditures in connection with the sites described above are likely to have a material adverse effect on our consolidated financial statements because we have recorded adequate reserves to cover the estimate we presently believe will be our ultimate liability in the matter. Further, other PRPs involved in the sites have substantial assets and may reasonably be expected to pay their share of the cost of remediation, and, in some circumstances, we have insurance coverage or contractual indemnities from third parties to cover a portion of or the ultimate liability.
     We are subject to various other governmental proceedings and regulations, including foreign regulations, relating to environmental matters, but we do not believe that any of these matters is likely to have a material adverse effect on our consolidated financial statements. We continue to focus on reducing future environmental liabilities by maintaining appropriate company standards and improving our assurance programs. See Note 15 of the Notes to Consolidated Financial Statements in Item 8 herein for further discussion of environmental matters.
     “Environmental Matters” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act (each a “Forward-Looking Statement”). The words “will,” “believe,” “to be,” “expect,” “estimate” and similar expressions are intended to identify forward-looking statements. Our expectations regarding our compliance with Environmental Regulations and our expenditures to comply with Environmental Regulations, including (without limitation) our capital expenditures for environmental control equipment, are only our forecasts regarding these matters. These forecasts may be substantially different from actual results, which may be affected by the following factors: changes in Environmental Regulations; a material change in our allocation or other unexpected, adverse outcomes with respect to sites where we have been named as a PRP, including (without limitation) the Superfund sites described above; the discovery of new sites of which we are not aware and where additional expenditures may be required to comply with Environmental Regulations; an unexpected discharge of hazardous materials in the course of our business or operations; a catastrophic event causing discharges into the environment; or an acquisition of one or more new businesses.
ITEM 1A. RISK FACTORS
     An investment in our common stock involves various risks. When considering an investment in our Company, one should consider carefully all of the risk factors described below, as well as other information included and incorporated by reference in this report. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our Company.
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
     Growth in worldwide demand for oil and natural gas, as well as the demand for our services, is highly correlated with global economic growth, and in particular by the economic growth of countries such as the U.S. and China, who are significant users of oil and natural gas. Increases in global economic activity, particularly in China and developing Asia, create more demand for oil and natural gas and higher oil and natural gas prices. A slowing of global economic growth, and in particular in the U.S. or China, will likely reduce demand for oil and natural gas, increase spare productive capacity and result in lower prices and adversely impact the demand for our services.
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
     Supply can be interrupted by a number of factors including political instability, civil unrest, labor issues, terrorist attacks, war or military activity. Key oil producing countries which could be subject to supply interruptions include, but are not limited to, Saudi Arabia, Iran, Iraq and other Middle Eastern countries, Nigeria, Norway, Russia and Venezuela. The impact of supply disruptions on oil and natural gas prices and oil and natural gas price volatility is tempered by the size and expected duration of the disruption relative to the spare productive capacity at the time of the disruption.
     Supply can also be impacted by the degree to which individual Organization of Petroleum Exporting Countries (“OPEC”) nations and other large oil and natural gas producing countries, including, but not limited to, Norway and Russia, are willing and able to control production and exports of oil, to decrease or increase supply and to support their targeted oil price while meeting their market share objectives. Any of these factors could affect the supply of oil and natural gas and could have a material adverse effect on our results of operations.
Spare productive capacity and future demand impact our operations.
     Oil and natural gas storage inventory levels are an indicator of the relative balance between supply and demand. High or increasing storage or inventories generally indicate that supply is exceeding demand and that energy prices are likely to soften. Low or decreasing storage or inventories are an indicator that demand is growing faster than supply and that energy prices are likely to rise. Measures of maximum productive capacity compared to demand (“spare productive capacity”) are also an important factor influencing energy prices and spending by oil and natural gas exploration companies. When spare productive capacity is low compared to demand, energy prices tend to be higher and more volatile reflecting the increased vulnerability of the entire system to disruption.
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
     We operate in a highly competitive environment for marketing oilfield services and securing equipment and trained personnel. Our ability to continually provide competitive products and services can impact our ability to maintain or increase prices for our products and services, maintain market share and negotiate acceptable contract terms with our customers. In order to be competitive, we must provide new technologies, and reliable products and services that perform as expected and that create value for our customers. Our ability to maintain or increase prices for our products and services is in part dependent on the industry’s capacity relative to customer demand, and on our ability to differentiate the value delivered by our products and services from our competitor’s products and services. In addition, our ability to negotiate acceptable contract terms and conditions with our customers, especially state-owned national oil companies, our ability to manage warranty claims and our ability to effectively manage our commercial agents can also impact our results of operations.
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
     People are a key resource to developing, manufacturing and delivering our products and services to our customers around the world. Our ability to manage the recruiting, training and retention of the highly skilled workforce required by our plans and to manage the associated costs could impact our business. A well-trained, motivated work force has a positive impact on our ability to attract and retain business. Rapid growth presents a challenge to us and our industry to recruit, train and retain our employees while managing the impact of wage inflation and potential lack of available qualified labor in the markets where we operate. Labor-related actions, including strikes, slowdowns and facility occupations can also have a negative impact on our business.
Compliance with and changes in laws and regulations and risks from investigations and legal proceedings could be costly and could adversely affect operating results.
     Our operations in the U.S. and over 90 countries can be impacted by expected and unexpected changes in the legal and business environments in which we operate, as well as the outcome of ongoing government and internal investigations and legal proceedings such as the previously reported investigations by the Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”). Our ability to manage our compliance costs will impact our ability to meet our earnings goals. While we have reserved our best estimate of the financial charge related to the resolution of the investigations with the SEC and DOJ regarding the investigations into our activities in Angola, Kazakhstan, and Nigeria, there is no assurance that we will be able to reach an acceptable settlement and that the settlement will be approved by the appropriate U.S. District Court. If we do not reach a negotiated settlement with the SEC or the DOJ, it is likely that the SEC and/or DOJ will seek civil and criminal sanctions against us as well as fines and penalties that may be in excess of the current estimated reserved amount. In addition, we may incur additional costs arising from compliance and ongoing or additional investigations in any of the countries where we do business.
     Changes that could impact the legal environment include new legislation, new regulation, new policies, investigations and legal proceedings and new interpretations of the existing legal rules and regulations, in particular, changes in export control laws or exchange control laws, additional restrictions on doing business in countries subject to sanctions, and changes in laws in countries where we operate or intend to operate. Changes that impact the business environment include changes in accounting standards, changes in environmental laws, changes in tax laws or tax rates, the resolution of tax assessments or audits by various tax authorities, and the ability to fully utilize our tax loss carryforwards and tax credits. Additional taxes may also be incurred or assessed as a result of any resolution with the SEC and DOJ. Compliance related issues could limit our ability to do business in certain countries.
     These changes could have a significant financial impact on our future operations and the way we conduct, or if we conduct, business in the affected countries.
Uninsured claims and litigation could adversely impact our operating results.
     We have insurance coverage against operating hazards, including product liability claims and personal injury claims related to our products, to the extent deemed prudent by our management and to the extent insurance is available, however, no assurance can be given that the nature and amount of that insurance will be sufficient to fully indemnify us against liabilities arising out of pending and future claims and litigation. This insurance has deductibles or self-insured retentions and contains certain coverage exclusions. The insurance does not cover damages from breach of contract by us or based on alleged fraud or deceptive trade practices. Whenever possible, we obtain agreements from customers that limit our liability. Insurance and customer agreements do not provide complete protection against losses and risks, and our results of operations could be adversely affected by unexpected claims not covered by insurance.
Compliance with and rulings and litigation in connection with environmental regulations may adversely affect our business and operating results.
     Our business is impacted by unexpected outcomes or material changes in environmental liability. Changes in our environmental liability could originate with the discovery of new environmental remediation sites, changes in environmental regulations, or the discharge of hazardous materials into the environment.
Changes in economic conditions and currency fluctuations may adversely affect our operating results.
     Fluctuations in foreign currencies relative to the U.S. Dollar can impact our costs of doing business. Most of our products and services are sold through contracts denominated in U.S. Dollars or local currency indexed to U.S. Dollars. Local expenses and some of our manufacturing costs are incurred in local currencies and therefore changes in the exchange rates between the U.S. Dollar and foreign currencies, particularly the British Pound Sterling, Euro, Canadian Dollar, Norwegian Krone, Venezuelan Bolivar, Australian Dollar and Brazilian Real, can increase or decrease our expenses reported in U.S. Dollars and impact our operating margins. A number of our significant foreign subsidiaries have designated the local currency as their functional currency and, as such, gains and losses resulting from balance sheet translation of foreign operations are included as a separate component of accumulated other comprehensive loss within stockholders’ equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of receivables or payables in the non-functional currency, are included in the consolidated statements of operations as incurred. For those foreign subsidiaries that have designated the U.S. Dollar as the functional currency, gains and losses resulting from balance sheet translation of foreign operations are also included in the consolidated statements of operations as incurred. Such transaction and translation losses may adversely impact our results of operations.
     The condition of the capital markets and equity markets in general can affect the price of our common stock and our ability to obtain financing, if necessary. If the Company’s credit rating is downgraded, this would increase our costs under our $500.0 million revolving credit agreement, as well as the cost of obtaining, or make it more difficult to obtain or issue, new debt financing.
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
Changes in market conditions may impact any stock repurchases.
     To the extent the Company engages in stock repurchases, such activity is subject to market conditions, such as the trading prices for our stock, as well as the terms of any stock purchase plans intended to comply with Rule 10b5-1 or Rule 10b-18 of the Exchange Act. Management in its discretion may engage in or discontinue stock repurchases at any time.

ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     We are headquartered in Houston, Texas and operate 46 principal manufacturing plants, ranging in size from approximately 5,000 to 300,000 square feet of manufacturing space. The total area of the plants is approximately 3.2 million square feet, of which approximately 2.1 million square feet (65.5%) are located in the United States, 0.4 million square feet (10.9%) are located in Canada and South America, 0.7 million square feet (21.7%) are located in Europe, and a minimal amount of space is located in the Far East. Our principal manufacturing plants are located in: United States – Houston, Texas; Broken Arrow and Claremore, Oklahoma; Lafayette, Louisiana; South America – various cities in Venezuela; and Europe – Aberdeen and East Kilbride, Scotland; Liverpool, England; Celle, Germany; Belfast, Northern Ireland.
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

		Canada
		and
Segment	United States	South America	Europe	Far East	Total
Completion and Production	16	4	7	1	28

Drilling and Evaluation	13	1	3	1	18
ITEM 3. LEGAL PROCEEDINGS
     We are involved in litigation or proceedings that have arisen in our ordinary business activities. We insure against these risks to the extent deemed prudent by our management and to the extent insurance is available, but no assurance can be given that the nature and amount of that insurance will be sufficient to fully indemnify us against liabilities arising out of pending and future legal proceedings. Many of these insurance policies contain deductibles or self-insured retentions in amounts we deem prudent and for which we are responsible for payment. In determining the amount of self-insurance, it is our policy to self-insure those losses that are predictable, measurable and recurring in nature, such as claims for automobile liability, general liability and workers compensation. We record accruals for the uninsured portion of losses related to these types of claims. The accruals for losses are calculated by estimating losses for claims using historical claim data, specific loss development factors and other information as necessary.
     On September 12, 2001, we, without admitting or denying the factual allegations contained in the Order, consented with the Securities and Exchange Commission (“SEC”) to the entry of an Order making Findings and Imposing a Cease-and-Desist Order (the “Order”) for violations of Section 13(b)(2)(A) and Section 13(b)(2)(B) of the Exchange Act. Among the findings included in the Order were the following: In 1999, we discovered that certain of our officers had authorized an improper $75,000 payment to an Indonesian tax official, after which we embarked on a corrective course of conduct, including voluntarily and promptly disclosing the misconduct to the SEC and the Department of Justice (the “DOJ”). In the course of our investigation of the Indonesia matter, we learned that we had made payments in the amount of $15,000 and $10,000 in India and Brazil, respectively, to our agents, without taking adequate steps to ensure that none of the payments would be passed on to foreign government officials. The Order found that the foregoing payments violated Section 13(b)(2)(A). The Order also found us in violation of Section 13(b)(2)(B) because we did not have a system of internal controls to determine if payments violated the Foreign Corrupt Practices Act (“FCPA”). The FCPA makes it unlawful for U.S. issuers, including us, or anyone acting on their behalf, to make improper payments to any foreign official in order to obtain or retain business. In addition, as discussed below, the FCPA establishes accounting and internal control requirements for U.S. issuers. We cooperated with the SEC’s investigation.
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
     On March 29, 2002, we announced that we had been advised that the SEC and the DOJ are conducting investigations into allegations of violations of law relating to Nigeria and other related matters. The SEC has issued a formal order of investigation into possible violations of provisions under the FCPA regarding anti-bribery, books and records and internal controls. The SEC has issued subpoenas seeking information about our operations in Angola (subpoena dated August 6, 2003) and Kazakhstan (subpoenas dated August 6, 2003 and April 22, 2005) as part of its ongoing investigation. We are providing documents to and cooperating fully with the SEC and DOJ. The DOJ and the SEC have issued subpoenas to, or otherwise asked for interviews with, current and former employees in connection with the investigations regarding Nigeria, Angola and Kazakhstan. In addition, we have conducted internal investigations into these matters.
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
     In 2004, we received a subpoena from a grand jury in the Southern District of New York regarding goods and services we delivered to Iraq from 1995 through 2003 during the United Nations Oil-for-Food Program. In 2004, we also received a request from the SEC to provide a written statement and certain information regarding our participation in that program. We have responded to both the subpoena and the request and may provide additional materials.
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
     The Company has engaged in settlement discussions with both the DOJ and SEC concerning the issues in Nigeria, Angola and Kazakhstan. There can be no assurance that such discussions will result in a resolution of any or all of these issues; however, we have determined that the settlement discussions are likely to result in a resolution that will include both civil and criminal sanctions as well as significant fines and penalties. Our best estimate of the associated financial charge of $46.1 million was recorded in the fourth quarter of 2006 and is included in selling, general and administrative expenses. If a resolution is not concluded, we believe it is probable that the DOJ and SEC will seek civil and criminal sanctions against us as well as fines and penalties. If ultimately imposed, or if agreed to by settlement, such fines and penalties may exceed the current amount we have estimated and reserved. It is not possible to accurately predict at this time when any of the investigations will be finally resolved.
     Further information is contained in the “Environmental Matters” section of Item 1 herein.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock, $1.00 par value per share, is principally traded on the New York Stock Exchange. Our common stock is also traded on the SWX Swiss Exchange. As of February 22, 2007, there were approximately 114,100 stockholders and approximately 16,700 stockholders of record.
     For information regarding quarterly high and low sales prices on the New York Stock Exchange for our common stock during the two years ended December 31, 2006, and information regarding dividends declared on our common stock during the two years ended December 31, 2006, see Note 17 of the Notes to Consolidated Financial Statements in Item 8 herein.

     The following table contains information about our purchases of equity securities during the fourth quarter of 2006.
Issuer Purchases of Equity Securities

						Maximum Number (or
			Total Number			Approximate Dollar
			of Shares Purchased			Value) of Shares
	Total Number of		as Part of a			that May Yet Be
	Shares	Average Price	Publicly Announced	Average Price	Total Number	Purchased Under the
	Purchased	Paid Per Share	Program	Paid Per Share	of Shares Purchased	Program
Period	(1)	(1)	(2)	(3)	in the Aggregate	(4)

October 1–31, 2006	7,318	$72.97	3,360,000	$69.89	3,367,318	$—
November 1–30, 2006	—	—	—	—	—	—
December 1–31, 2006	9,112	66.68	—	—	9,112	—

Total	16,430	$69.48	3,360,000	$69.89	3,376,430	$345,500,000

(1)	Represents shares purchased from employees to pay the option exercise price related to stock-for-stock exchanges in option exercises or to satisfy the tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock units.

(2)	Repurchases were made under a Stock Purchase Plan with an agent that complied with the requirements of Rule 10b5-1 of the Exchange Act (the “Plan”). On August 2, 2006 we entered into the Plan that ran from August 2, 2006 until October 31, 2006. Under the Plan, the agent repurchased a number of shares of our common stock determined under the terms of the Plan each trading day based on the trading price of the stock on that day. Shares were repurchased under the Plan by the agent at the prevailing market prices, in open market transactions which complied with Rule 10b-18 of the Exchange Act.

(3)	Average price paid includes commissions.

(4)	On October 27, 2005, the Board of Directors authorized us to repurchase up to $455.5 million of common stock, which was in addition to the balance of $44.5 million remaining from the Board of Directors’ September 2002 authorization, resulting in the authorization to repurchase up to a total of $500.0 million of common stock. In April 2006, the Board of Directors authorized the repurchase of an additional $1.8 billion of common stock. At December 31, 2006, we had authorization remaining to repurchase up to a total of $345.5 million of our common stock.
     Under our Employee Stock Purchase Plan (the “Plan”), in December 2003, 2004 and 2005, we issued an aggregate of up to 1,552,505 shares of common stock at a price per share of $27.19, $27.34 and $36.27, respectively, without registration under the Securities Act. While included in an amendment to the Plan that was approved by the stockholders, these shares were not covered by registration statements previously filed with respect to the Plan. These shares were registered on November 8, 2006.
Corporate Performance Graph
     The following graph compares the yearly change in our cumulative total stockholder return on our common stock (assuming reinvestment of dividends into common stock at the date of payment) with the cumulative total return on the published Standard & Poor’s 500 Stock Index and the cumulative total return on Standard & Poor’s Oil and Gas Equipment and Services Index over the preceding five-year period.

Comparison of Five-Year Cumulative Total Return *
Baker Hughes Incorporated; S&P 500 Index and S&P Oil and Gas Equipment and Services Index

	2001	2002	2003	2004	2005	2006

Baker Hughes	$100.00	$89.58	$90.90	$122.06	$175.50	$217.05
S&P 500 Index	100.00	77.90	100.24	111.15	116.61	135.02
S&P Oil and Gas Equipment and Services Index	100.00	88.52	110.41	145.59	216.31	249.92

*	Total return assumes reinvestment of dividends on a quarterly basis.
     The comparison of total return on investment (change in year-end stock price plus reinvested dividends) assumes that $100 was invested on December 31, 2001 in Baker Hughes common stock, the S&P 500 Index and the S&P Oil and Gas Equipment and Services Index.
     The Corporate Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that Baker Hughes specifically incorporates it by reference into such filing.

ITEM 6. SELECTED FINANCIAL DATA
     The Selected Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data,” both contained herein.

	Year Ended December 31,
(In millions, except per share amounts)	2006	2005	2004	2003	2002

Revenues	$9,027.4	$7,185.5	$6,079.6	$5,233.3	$4,843.5
Costs and expenses:
Cost of revenues and research and engineering	5,782.4	4,942.5	4,351.0	3,807.5	3,478.5
Selling, general and administrative	1,310.7	1,009.6	912.2	824.6	805.5
Impairment of investment in affiliate	—	—	—	45.3	—
Restructuring charge reversals	—	—	—	(1.1)	—

Total costs and expenses	7,093.1	5,952.1	5,263.2	4,676.3	4,284.0

Operating income	1,934.3	1,233.4	816.4	557.0	559.5
Equity in income (loss) of affiliates	60.4	100.1	36.3	(137.8)	(69.7)
Gain on sale of interest in affiliate	1,743.5	—	—	—	—
Interest expense	(68.9)	(72.3)	(83.6)	(103.1)	(111.1)
Interest and dividend income	67.5	18.0	6.8	5.3	5.2

Income from continuing operations before income taxes	3,736.8	1,279.2	775.9	321.4	383.9
Income taxes	(1,338.2)	(404.8)	(250.6)	(145.6)	(157.9)

Income from continuing operations	2,398.6	874.4	525.3	175.8	226.0
Income (loss) from discontinued operations, net of tax	20.4	4.9	3.3	(41.3)	(14.6)

Income before cumulative effect of accounting change	2,419.0	879.3	528.6	134.5	211.4
Cumulative effect of accounting change, net of tax	—	(0.9)	—	(5.6)	(42.5)

Net income	$2,419.0	$878.4	$528.6	$128.9	$168.9

Per share of common stock:
Income from continuing operations:
Basic	$7.26	$2.58	$1.57	$0.52	$0.67
Diluted	7.21	2.56	1.57	0.52	0.67
Dividends	0.52	0.475	0.46	0.46	0.46

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$1,103.7	$774.0	$319.0	$98.4	$143.9
Working capital	3,345.9	2,479.4	1,738.3	1,210.5	1,498.6
Total assets	8,705.7	7,807.4	6,821.3	6,416.5	6,499.7
Long-term debt	1,073.8	1,078.0	1,086.3	1,133.0	1,424.3
Stockholders’ equity	5,242.9	4,697.8	3,895.4	3,350.4	3,397.2
NOTES TO SELECTED FINANCIAL DATA
(1)	Discontinued operations. The selected financial data includes reclassifications to reflect Baker Supply Products Division, Baker Hughes Mining Tools, BIRD Machine, EIMCO Process Equipment and our oil producing operations in West Africa as discontinued operations. In 2003, we sold our interest in our oil producing operations in West Africa and in 2002, we sold EIMCO Process Equipment. See Note 2 of the Notes to Consolidated Financial Statements in Item 8 herein for additional information regarding discontinued operations.

(2)	Equity in income (loss) of affiliates and impairment of investment in affiliate. In 2003, we recorded $135.7 million in equity in income (loss) of affiliates for our share of $452.0 million of certain impairment and restructuring charges taken by WesternGeco, a seismic venture in which we had a 30% interest. The charges related to the impairment of WesternGeco’s multiclient seismic library and rationalization of WesternGeco’s marine seismic fleet. In addition, as a result of the continued weakness in the seismic industry, we evaluated the value of our investment in WesternGeco and recorded an impairment loss of $45.3 million in 2003 to write-down the investment to its fair value. In 2002, included in equity in income (loss) of affiliates is $90.2 million for our share of a $300.7 million restructuring charge related to WesternGeco’s impairment of assets, reductions in workforce, closing certain operations and reducing its marine seismic fleet. In April 2006, we sold our 30% interest in WesternGeco.

(3)	Restructuring charge reversals. In 2000, our Board of Directors approved a plan to substantially exit the oil and natural gas exploration business and recorded a restructuring charge of $29.5 million. Included in the restructuring charge was $1.1 million for a contractual obligation related to an oil and natural gas property in Angola. The property was sold in 2003, and we reversed the liability related to this contractual obligation.

(4)	Gain on sale of interest in affiliate. On April 28, 2006, we sold our 30% interest in WesternGeco, a seismic venture we formed with Schlumberger in 2000, to Schlumberger for $2.4 billion. We recorded a pre-tax gain of $1,743.5 million on the sale. See Note 5 of the Notes to Consolidated Financial Statements in Item 8 herein for additional information regarding this sale.

(5)	Cumulative effect of accounting change. In 2005, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations. In 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. In 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements of “Item 8. Financial Statements and Supplementary Data” contained herein.
EXECUTIVE SUMMARY
Organization
     We are a leading provider of drilling, formation evaluation, completion and production products and services to the worldwide oil and natural gas industry. We report our results under three segments – Drilling and Evaluation, Completion and Production and WesternGeco.
     The Drilling and Evaluation segment and the Completion and Production segment are aligned by product line based upon the types of products and services provided to our customers and upon the business characteristics of the divisions during business cycles.
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
     The WesternGeco segment consisted of our 30% interest in WesternGeco, a seismic venture jointly owned with Schlumberger Limited (“Schlumberger”). On April 28, 2006, we sold our 30% interest in WesternGeco to Schlumberger for $2.4 billion. We recorded a pre-tax gain of $1,743.5 million ($1,035.2 million, net of tax).
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
     Our corporate headquarters are in Houston, Texas, and we have significant manufacturing operations in various countries, including, but not limited to, the United States (Texas, Oklahoma and Louisiana), the U.K. (Aberdeen, East Kilbride and Belfast), Germany (Celle), and Venezuela (Maracaibo). We operate in over 90 countries around the world and employ approximately 34,600 employees – about one-half of which work outside the U.S.
     During 2006, the Baker Hughes worldwide rig count continued to increase, as oil and natural gas companies around the world recognized the need to build productive capacity to meet the growing demand for hydrocarbons and to offset depletion of existing developed reserves. Oil and natural gas prices were at historic highs in 2006, reflecting continued strong demand and relatively low spare productive capacity. We reported revenues of $9,027.4 million for 2006, a 25.6% increase compared with 2005, exceeding the 13.2% increase in the worldwide average rig count for 2006 compared with 2005. In addition to the growth in our revenues from increased activity, our revenues were impacted by pricing improvements and changes in market share in certain product lines. Net income for 2006 was $2,419.0 million, which includes the $1,035.2 million after-tax gain on the sale of our interest in WesternGeco, compared with $878.4 million in 2005.
•	North American revenues increased 31.2% in 2006 compared with 2005, while the rig count increased 15.3% for 2006 compared with 2005, driven primarily by land-based drilling for natural gas. In 2005, hurricane-related disruptions negatively impacted our revenues from the U.S. offshore market by approximately $68.0 million. There were no significant hurricane disruptions in 2006.

•	Latin American revenues increased 15.3% in 2006 compared with 2005, while the rig count increased 2.5% for 2006 compared with 2005.

•	Europe, Africa, Russia and the Caspian revenues increased 22.8% in 2006 compared with 2005. Growth in revenues from Europe and Africa exceeded the increase in the rig counts for both regions for the comparable periods.

•	Middle East and Asia Pacific revenues were up 22.9% in 2006 compared with 2005. Revenue from the Middle East was up 27.4% compared to a rig count which increased 25.3% and Asia Pacific revenue was up 18.6% compared to a rig count which increased 1.3%.
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
     The primary driver of our business is our customers’ capital and operating expenditures dedicated to exploring, and drilling for, and developing and producing oil and natural gas. Our business is cyclical and is dependent upon our customers’ forecasts of future oil and natural gas prices, future economic growth and hydrocarbon demand and estimates of future oil and natural gas production. During 2006, our customers’ spending directed to both worldwide oil and North American natural gas projects increased compared with 2005. The increase in spending was driven by the multi-year requirement to find, develop and produce more hydrocarbons to meet the growth in demand, offset production declines, increase inventory levels and increase spare productive capacity. Additionally, the increase was supported by historically high oil and natural gas prices.
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
     Our focus on Best-in-Class opportunities starts with our product line focused organization structure. We believe that through our product line focused divisions, we develop the technologies that deliver Best-in-Class value to our customers. As an enterprise, we are also focused on those markets that we believe provide Best-in-Class opportunities for growth. Our management team has identified markets for immediate focus including the Middle East, Russia and the Caspian region, India and NOCs.
     Our focus on financial discipline is the backbone of our effort to deliver differential growth at superior margins while earning an acceptable return on our investments throughout the business cycle. Investments are given priority and funded depending on their ability to provide risk-adjusted returns in excess of our cost of capital. Our effort to obtain the best price for our products and services begins with our approach to capital discipline. Over the past few years, we have invested for growth in our business, repaid debt, paid dividends and repurchased stock, and we expect to maintain the financial flexibility needed to undertake such activities in the future.
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
     The execution of our 2007 business plan and the ability to meet our 2007 financial objectives are dependent on a number of factors. Foremost is the overall strength of the global oilfield services market and, in particular, the strength of the North American natural gas driven oilfield service market. Other factors include, but are not limited to, our ability to: recruit, train and retain the skilled and diverse workforce necessary to meet our business needs; realize price increases commensurate with the value we provide to our customers and in excess of the increase in raw material and labor costs; expand our business in areas that are growing rapidly with customers whose spending is expected to increase substantially (such as NOCs), and in areas where we have market share opportunities (such as the Middle East, Russia and the Caspian region and India); manage increasing raw material and component costs (especially steel alloys, copper, carbide, chemicals and electronic components); continue to make ongoing improvements in the productivity of our manufacturing organization and manage our spending in the North American market depending on the relative strength or weakness of this market.
     For a full discussion of risk factors and forward-looking statements, please see the “Risk Factors Related to the Worldwide Oil and Natural Gas Industry” and the “Risk Factors Related to Our Business” in Item 1A. Risk Factors and in the “Forward-Looking Statements” section in Item 7, both contained herein.
BUSINESS ENVIRONMENT
     Our business environment and its corresponding operating results are significantly affected by the level of energy industry spending for the exploration, development, and production of oil and natural gas reserves. Spending by oil and natural gas exploration and production companies is dependent upon their forecasts regarding the expected future supply and future demand for oil and natural gas products and their estimates of risk-adjusted costs to find, develop, and produce reserves. Changes in oil and natural gas exploration and production spending will normally result in increased or decreased demand for our products and services, which will be reflected in the rig count and other measures.
Oil and Natural Gas Prices
     Generally, changes in the current price and expected future price of oil or natural gas drive customers’ expectations about their prospects from oil and natural gas sales and their expenditures to explore for or produce oil and natural gas. Accordingly, changes in these expenditures will normally result in increased or decreased demand for our products and services. Oil (Bloomberg West Texas Intermediate (WTI) Cushing Crude Oil Spot Price) and natural gas (Bloomberg Henry Hub Natural Gas Spot Price) prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	2006	2005	2004

Oil prices ($/Bbl)	$66.09	$56.59	$41.51
Natural gas prices ($/mmBtu) *	6.73	8.66	5.90

*	In late September 2005, Hurricane Rita damaged natural gas processing facilities in Henry, Louisiana (“Henry Hub”) and the New York Mercantile Exchange declared force majeure on its Henry Hub natural gas contracts. As a result, the average natural gas prices for 2005 exclude price data for September 22, 2005 through October 6, 2005 when there was insufficient activity to determine a spot price.
     Oil prices averaged a nominal historic high of $66.09/Bbl for the year 2006. Prices reached a high of $77/Bbl in July 2006 before declining to a low of $56/Bbl in late November on concerns of slowing worldwide demand growth. In response to production cuts announced by OPEC in the fourth quarter, prices recovered, ending the year slightly above $61/Bbl. Throughout the year, worldwide demand for hydrocarbons was driven by worldwide economic growth, which was particularly strong in China and developing Asia. Worldwide spare productive capacity remained at historically low levels, and the potential for supply disruptions contributed to price volatility.
     Natural gas prices averaged $6.73/mmBtu for the year 2006. In early January 2006, a tight balance between supply and demand resulted in gas prices of just under $10/mmBtu. However, a warmer than normal 2005/2006 winter required lower withdrawals of gas in storage to meet heating demand, and the 2006 injection season began with record levels of natural gas in storage. Throughout the year, inventories continued to increase to historically high levels. In response, natural gas prices dropped below $4/mmBtu in late September. Prices rebounded in November on expectations of cooler weather, before moderating again and ending the year under $6/mmBtu.
Rig Counts
     We have been providing rig counts to the public since 1944. We gather all relevant data through our field service personnel, who obtain the necessary data from routine visits to the various rigs, customers, contractors or other outside sources. This data is then compiled and distributed to various wire services and trade associations and is published on our website. Rig counts are compiled weekly for the U.S. and Canada and monthly for all international and U.S. workover rigs. Published international rig counts do not include rigs drilling in certain locations, such as Russia, the Caspian and onshore China, because this information cannot be readily obtained.
     Rigs in the U.S. are counted as active if, on the day the count is taken, the well being drilled has been started but drilling has not been completed and the well is anticipated to be of sufficient depth, which may change from time to time and may vary from region to region, to be a potential consumer of our drill bits. Rigs in Canada are counted as active if data obtained by the Canadian Association of Oilwell Drillers and Contractors indicates that drilling operations have occurred during the week and we are able to verify this information. In most international areas, rigs are counted as active if drilling operations have taken place for at least 15 days during the month. In some active international areas where better data is available, a weekly or daily average of active rigs is taken. In those international areas where there is poor availability of data, the rig counts are estimated from third party data. The rig count does not include rigs that are in transit from one location to another, are rigging up, are being used in non-drilling activities, including production testing, completion and workover, or are not significant consumers of drill bits.
     Our rig counts are summarized in the table below as averages for each of the periods indicated.

	2006	2005(1)	2004(1)

U.S. – land and inland waters	1,559	1,290	1,095
U.S. – offshore	90	93	97
Canada	471	455	365

North America	2,120	1,838	1,557

Latin America	324	316	290
North Sea	49	43	39
Other Europe	28	27	31
Africa	58	50	49
Middle East	238	190	175
Asia Pacific	228	225	197

Outside North America	925	851	781

Worldwide	3,045	2,689	2,338

U.S. Workover Rigs	1,572	1,356	1,235

(1)	Restated to exclude rig counts for Iran and Sudan, which counts were discontinued as of December 31, 2005.
     The U.S. land and inland waters rig count increased 20.9% in 2006 compared with 2005, due to the increased natural gas drilling activity. The U.S. offshore rig count decreased 3.2% in 2006 compared with 2005, reflecting the activity disruptions caused by hurricanes in the Gulf of Mexico in the third quarter of 2005. The Canadian rig count increased 3.5% over 2005 levels due to the higher natural gas drilling activity.
     Outside North America, the rig count increased 8.7% in 2006 compared with 2005. The rig count in Latin America increased 2.5% in 2006 compared with 2005, driven primarily by activity increases in Venezuela, Colombia and Brazil. The North Sea rig count increased 14.0% in 2006 compared with 2005. The rig count in Africa increased by 16.0% in 2006 compared with 2005. Activity in 2006 in the Middle East increased 25.3% compared with 2005, driven primarily by activity increases in Saudi Arabia, Egypt, Pakistan and Yemen. The rig count in the Asia Pacific region was up 1.3% in 2006 compared with 2005, primarily due to activity increases in India, Indonesia, offshore China and Thailand.
Worldwide Oil and Natural Gas Industry Outlook
     This section should be read in conjunction with the factors described in the “Risk Factors Related to the Worldwide Oil and Natural Gas Industry” and the “Risk Factors Related to Our Business” in Item 1A. Risk Factors and in the “Forward-Looking Statements” section in Item 7, both contained herein. These factors could impact, either positively or negatively, our expectation for oil and natural gas demand, oil and natural gas prices and drilling activity.
     Our outlook is based upon our expectations for customer spending. Our expectations for customer spending are in turn driven by our perception of industry expectations for energy prices and their likely impact on customer capital and operating budgets. Our forecasts are based on information provided by our customers as well as market research and analyst reports including the Short Term Energy Outlook (“STEO”) published by the Energy Information Administration of the U.S. Department of Energy (“DOE”), the Oil Market Report published by the International Energy Agency (“IEA”) and the Monthly Oil Market Report published by the Organization for Petroleum Exporting Countries (“OPEC”).
     Oil - In its January 2007 STEO, the DOE forecasted oil prices to average $64/Bbl in 2007. The DOE has forecasted a high case of approximately $75/Bbl and a low case of approximately $55/Bbl. The DOE expects oil prices to be within this band 95% of the time. While both inventories and spare productive capacity have increased recently, the lack of spare productive capacity, which buffers the market from supply disruptions, remains relatively low and is an indicator that supply and demand remain relatively tightly balanced.

The increase in spare productive capacity has been and will be driven by planned cuts in OPEC production which are aimed at supporting near-term oil prices while allowing for non-OPEC production increases.
     We believe that the DOE’s forecasts are similar to the forecasts our customers are using to plan their current spending levels and, with prices averaging between $55/Bbl and $75/Bbl, our customers will continue to execute their capital budgets as planned. Our customers are more likely to reduce their capital budgets if the oil price were expected to trade below $55/Bbl for an extended period of time. The risks to oil prices falling significantly below $55/Bbl include (1) a significant economic recession in either the US and/or China; (2) increases in Russian oil exports or non-OPEC production; (3) any significant disruption to worldwide demand; (4) reduced geo-political tensions; (5) poor OPEC Quota discipline; or (6) other factors that result in spare productive capacity and higher oil inventory levels or decreased demand. If prices were to rise significantly above $75/Bbl there is a risk that the high energy price environment could destroy demand and significantly slow economic growth. If economic growth were to slow, our customers would likely decrease their capital spending from current levels. The primary risk of oil prices exceeding $75/Bbl is a supply disruption in a major oil exporting country including Iran, Saudi Arabia, Iraq, Venezuela, Nigeria or Norway.
     Natural Gas - In its January 2007 STEO, the DOE forecasted that natural gas prices are expected to average $7.05/mmBtu in 2007 with monthly averages varying between $6.40/mmBtu and $8.70/mmBtu depending on seasonality. The DOE also publishes a high and low case and expects gas to trade between these two cases 95% of the time. The low case varies between $4.10/mmBtu and $5.40/mmBtu, depending on seasonality, and the high case varies between $8.60/mmBtu and $12.90/mmBtu, depending on seasonality. Prices are expected to remain volatile through 2007 with weather-driven demand and storage levels playing significant roles in determining prices.
     If weather-dependent demand is strong enough to bring storage in-line with historical norms, we expect natural gas to trade in the upper half of the DOE’s forecast range. If weather-related demand is insufficient to bring storage in-line with historic norms, we believe that natural gas prices could approach the bottom of the DOE’s forecast range. Based on industry data regarding decline rates, we believe that a significant reduction in drilling activity would result in decreased production within one or two quarters helping to rebalance supply and demand quickly and prices would move from the bottom of the DOE’s range to the middle or top of the range. We believe that our customers’ forecasts are similar to the DOE’s and that they recognize that the long-term positive fundamentals for natural gas remain intact.
     Customer Spending - Based upon our discussions with major customers, review of published industry reports and our outlook for oil and natural gas prices described above, anticipated customer spending trends are as follows:
•	Outside North America – Customer spending, primarily directed at developing oil supplies, is expected to increase approximately 17% to 19% in 2007 compared with 2006.

•	North America – Customer spending in North America, primarily towards developing natural gas supplies, is expected to remain uncertain until our customers analyze end of winter natural gas storage levels.
     Drilling Activity - Based upon our outlook for oil and natural gas prices and customer spending described above, our outlook for drilling activity, as measured by the Baker Hughes rig count, is as follows:
•	Drilling activity outside of North America is expected to increase approximately 9% to 11% in 2007 compared with 2006.

•	Drilling activity in North America is dependent upon our customers’ assessment of end of winter natural gas storage levels.
Risk Factors Related to the Worldwide Oil and Natural Gas Industry
     For discussion of our risk factors and cautions regarding forward-looking statements, see the “Risk Factors Related to the Worldwide Oil and Natural Gas Industry” in Item 1A. Risk Factors and in the “Forward-Looking Statements” section in Item 7, both contained herein. The risk factors discussed there are not intended to be all inclusive.
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

     In our outlook for 2007, we took into account the factors described herein.
     In 2006, 2005 and 2004, revenues outside North America were 55.7%, 57.6% and 58.5% of total revenues, respectively. In 2007, we expect revenues outside North America to increase approximately 17% to 19% compared with 2006, continuing the multi-year trend of growth in customer spending. Spending on large projects by NOCs is expected to reflect established seasonality trends, resulting in softer revenues in the first half of the year and stronger revenues in the second half. In addition, customer spending could be affected by weather-related reductions in the North Sea in the first and second quarters of 2007. The Middle East, Africa and Latin America regions are expected to grow significantly in 2007 compared with 2006. Our expectations for spending and revenue growth could decrease if there are disruptions in key oil and natural gas production markets, such as Venezuela or Nigeria. Our assumptions regarding overall growth in customer spending outside of North America assume strong economic growth in the United States, China and the balance of the world outside of North America, resulting in an average oil price exceeding $50/Bbl. Pricing improvement in 2007 is expected to contribute about one-half of the contribution it made in 2006 compared to 2005. In the first quarter of 2007, earnings per diluted share are expected to be in the range of $1.08 to $1.10 per diluted share.
     In 2006, 2005 and 2004, North American revenues were 44.3%, 42.4%, and 41.5% of total revenues, respectively. Revenue growth in 2007 from North America remains uncertain given its dependence on the impact of weather-driven demand on natural gas storage levels.
     In 2006, WesternGeco contributed $58.7 million of equity in income of affiliates compared with $96.7 million of equity in income of affiliates in 2005. We sold our 30% interest in WesternGeco in April of 2006.
     Other factors that could have a significant positive impact on profitability include: increasing prices for our products and services; lower than expected raw material and labor costs; and/or higher than planned activity. Conversely, less than expected price increases or price deterioration, higher than expected raw material and labor costs and/or lower than expected activity would have a negative impact on profitability. Our ability to improve pricing is dependent on demand for our products and services and our competitors’ strategies of managing capacity. While the commercial introduction of new technology is an important factor in realizing pricing improvement, without capital discipline throughout the industry as a whole, meaningful improvements in our prices are not likely to be realized.
     We do business in approximately 90 countries including over one-half of the 30 countries having the lowest scores, which indicates high levels of corruption, in Transparency International’s Corruption Perception Index (“CPI”) survey for 2006. We devote significant resources to the development, maintenance and enforcement of our Business Code of Conduct policy, our Foreign Corrupt Practices Act (the “FCPA”) policy, our internal control processes and procedures and other compliance related policies. Notwithstanding the devotion of such resources, and in part as a consequence thereof, from time to time we discover or receive information alleging potential violations of laws and regulations, including the FCPA and our policies, processes and procedures. We conduct internal investigations of these potential violations and take appropriate action depending upon the outcome of the investigation. In addition, U.S. government agencies and authorities are conducting investigations into allegations of potential violations of laws.
     We anticipate that the devotion of significant resources to compliance related issues, including the necessity for investigations, will continue to be an aspect of doing business in a number of the countries in which oil and natural gas exploration, development and production take place and in which we are requested to conduct operations. Compliance related issues could limit our ability to do business in these countries. In order to provide products and services in some of these countries, we may in the future utilize ventures with third parties, sell products to distributors or otherwise modify our business approach in order to improve our ability to conduct our business in accordance with laws and regulations and our Business Code of Conduct. In the third quarter of 2005, our independent foreign subsidiaries initiated a process to prohibit any business activity that directly or indirectly involves or facilitates transactions in Iran, Sudan or with their governments, including government-controlled companies operating outside of these countries. Implementation of this process was substantially completed as of December 31, 2006 and did not have a material impact on our consolidated financial statements.
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
Allowance for Doubtful Accounts
     The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current credit worthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make frequent judgments and estimates regarding our customers’ ability to pay amounts due us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. Provisions for doubtful accounts are recorded when it becomes evident that the customer will not make the required payments at either contractual due dates or in the future. At December 31, 2006 and 2005, allowance for doubtful accounts totaled $50.5 million, or 2.4%, and $51.4 million, or 3.0%, of total gross accounts receivable, respectively. We believe that our allowance for doubtful accounts is adequate to cover potential bad debt losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required. A five percent change in the allowance for doubtful accounts would have had an impact on income from continuing operations before income taxes of approximately $2.5 million in 2006.
Inventory Reserves
     Inventory is a significant component of current assets and is stated at the lower of cost or market. This requires us to record provisions and maintain reserves for excess, slow moving and obsolete inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand, market conditions, production requirements and technological developments. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. At December 31, 2006 and 2005, inventory reserves totaled $211.7 million, or 12.2%, and $201.3 million, or 15.2%, of gross inventory, respectively. We believe that our reserves are adequate to properly value potential excess, slow moving and obsolete inventory under current conditions. Significant or unanticipated changes to our estimates and forecasts, either adverse or positive, could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required. A five percent change in this inventory reserve balance would have had an impact on income from continuing operations before income taxes of approximately $10.6 million in 2006.
Impairment of Long-Lived Assets
     Long-lived assets, which include property, goodwill, intangible assets, investments in affiliates and certain other assets, comprise a significant amount of our total assets. We review the carrying values of these assets for impairment periodically, and at least annually for goodwill, or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires us to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review. In turn, these forecasts are uncertain in that they require assumptions about demand for our products and services, future market conditions and technological developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions; however, based upon our evaluation of the current business climate in which we operate, we do not currently anticipate that any significant asset impairment losses will be necessary in the foreseeable future.

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
     Our tax filings for various periods are subjected to audit by the tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the authorities or through the courts. We believe these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. Resolution of these situations inevitably includes some degree of uncertainty; accordingly, we provide taxes only for the amounts we believe will ultimately result from these proceedings. The resulting change to our tax liability, if any, is dependent on numerous factors that are difficult to estimate. These include, among others, the amount and nature of additional taxes potentially asserted by local tax authorities; the willingness of local tax authorities to negotiate a fair settlement through an administrative process; the impartiality of the local courts; the sheer number of countries in which we do business; and the potential for changes in the tax paid to one country to either produce, or fail to produce, an offsetting tax change in other countries. Our experience has been that the estimates and assumptions we have used to provide for future tax assessments have proven to be appropriate. However, past experience is only a guide, and the potential exists, however limited, that the tax resulting from the resolution of current and potential future tax controversies may differ materially from the amount accrued. Although we have provided for the taxes that we believe will ultimately be payable as a result of these assessments, the aggregate assessments are approximately $36.2 million in excess of the taxes provided for in our consolidated financial statements.
     In addition to the aforementioned assessments that have been received from various tax authorities, we frequently provide for taxes in situations where assessments have not been received. When we consider it probable that the taxes ultimately payable will exceed the amounts reflected in filed tax returns, we provide such additional taxes under the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. Future events such as changes in the facts or tax law, judicial decisions regarding the application of existing law or a favorable audit outcome may later indicate the assertion of additional taxes is no longer probable. In that circumstance, it is possible that taxes previously provided would be released.
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
     The discount rate enables us to state expected future cash flows at a present value on the measurement date. The development of the discount rate for our U.S. plans was based on a bond matching model whereby a hypothetical bond portfolio of high-quality, fixed-income securities is selected that will match the cash flows underlying the projected benefit obligation. The discount rate assumption for our non-U.S. plans reflects the market rate for high-quality, fixed-income securities. A lower discount rate increases the present value of benefit obligations and increases plan expenses. We used a discount rate of 5.5% in 2006, 6.0% in 2005 and 6.3% in 2004 to determine plan expenses. A 50 basis point reduction in the discount rate would have had an impact on income from continuing operations before income taxes of approximately $1.5 million in 2006.
     To determine the expected rate of return on plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. A lower rate of return increases plan expenses. We assumed rates of return on our plan investments were 8.5% in 2006, 2005 and 2004. A 50 basis point reduction in the expected rate of return on assets of our principal plans would have had an impact on income from continuing operations before income taxes of approximately $2.0 million in 2006.
DISCONTINUED OPERATIONS
     In the fourth quarter of 2005, our management initiated and our Board of Directors approved a plan to sell the Baker Supply Products Division (“Baker SPD”), a product line group within the Completion and Production segment, which distributes basic supplies, products and small tools to the drilling industry. In March 2006, we completed the sale of Baker SPD and received cash proceeds of $42.5 million. We recorded a gain on the sale of $19.2 million, net of tax of $11.0 million, which consisted of an after-tax gain on the disposal of $16.9 million and $2.3 million related to the recognition of the cumulative foreign currency translation adjustments into earnings.
     In September 2004, we completed the sale of Baker Hughes Mining Tools (“BHMT”), a product line group within the Drilling and Evaluation segment that manufactured rotary drill bits used in the mining industry, for $31.5 million. We recorded a gain on the sale of $0.2 million, net of tax of $3.6 million, which consisted of an after-tax gain on the disposal of $6.8 million offset by a loss of $6.6 million related to the recognition of the cumulative foreign currency translation adjustments into earnings.
     In January 2004, we completed the sale of BIRD Machine (“BIRD”) and recorded a loss on the sale of $0.5 million with no tax benefit. We received $5.6 million in proceeds, which were subject to post-closing adjustments to the purchase price, and retained certain accounts receivable, inventories and other assets. During the second quarter of 2004, we made a net payment of $6.8 million to the buyer in settlement of the final purchase price adjustments. The adjustments were the result of changes in the value of assets sold to and liabilities assumed by the buyer between the date the initial sales price was negotiated and the closing of the sale.
     We have reclassified the consolidated financial statements for all prior periods presented to reflect these operations as discontinued. See Note 2 of the Notes to Consolidated Financial Statements in Item 8 herein for additional information regarding discontinued operations.
RESULTS OF OPERATIONS
     The discussions below relating to significant line items from our consolidated statements of operations are based on available information and represent our analysis of significant changes or events that impact the comparability of reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items. The discussions are based on our consolidated financial results, as individual segments do not contribute disproportionately to our revenues, profitability or cash requirements. In addition, the discussions below for revenues and cost of revenues are on a combined basis as the business drivers for the individual components of product sales and service and rentals are similar.
     The table below details certain consolidated statement of operations data and their percentage of revenues for 2006, 2005 and 2004 (dollar amounts in millions).

	2006		2005		2004
	$	%	$	%	$	%
Revenues	$9,027.4	100.0%	$7,185.5	100.0%	$6,079.6	100.0%
Cost of revenues	5,443.5	60.3%	4,642.9	64.6%	4,079.3	67.1%
Research and engineering	338.9	3.8%	299.6	4.2%	271.7	4.5%
Selling, general and administrative	1,310.7	14.5%	1,009.6	14.1%	912.2	15.0%
Revenues
     Revenues for 2006 increased 25.6% compared with 2005, primarily due to increases in activity, as evidenced by a 13.2% increase in the worldwide average rig count, pricing improvements between seven and nine percent, introduction of new products and net increases or decreases in market share in selected product lines and geographic areas. Revenues in North America, which accounted for 44.3% of total revenues, increased 31.2% for 2006 compared with 2005. This increase reflects a continued broad based increase in drilling activity in the U.S., as evidenced by the 15.3% increase in the North American rig count, with activity dominated by land-based gas-directed drilling. Revenues outside North America, which accounted for 55.7% of total revenues, increased 21.5% for 2006 compared with 2005. This increase reflects the improvement in international drilling activity, as evidenced by the 8.7% increase in the rig count outside North America, particularly in the Middle East, Africa and the North Sea, coupled with pricing improvements in certain markets and product lines.
     Revenues for 2005 increased 18.2% compared with 2004, primarily due to increases in activity, as evidenced by a 14.8% increase in the worldwide rig count, pricing improvements of between four and six percent and increases in market share in selected product lines and geographic areas. These increases were partially offset by the impact of hurricanes in the Gulf of Mexico in 2005. Revenues in North America, which accounted for 42.4% of total revenues, increased 20.9% for 2005 compared with 2004, despite the unfavorable impact on our U.S. offshore revenues of approximately $68.0 million from hurricane-related disruptions. This increase reflects increased activity in the U.S., as evidenced by the 18.0% increase in the North American rig count, with activity dominated by land-based gas-directed drilling. Revenues outside North America, which accounted for 57.6% of total revenues, increased 16.3% for 2005 compared with 2004. This increase reflects the improvement in international drilling activity in 2005, as evidenced by the 8.6% increase in the rig count outside North America, particularly in Latin America, the Middle East and Asia Pacific, coupled with price increases in certain markets and product lines.
Cost of Revenues
     Cost of revenues for 2006 increased 17.2% compared with 2005. Cost of revenues as a percentage of revenues was 60.3% and 64.6% for 2006 and 2005, respectively. The decrease in cost of revenues as a percentage of consolidated revenues was primarily the result of overall average price increases between seven and nine percent and continued high utilization of our rental tool fleet and personnel. A change in the geographic and product mix from the sale of our products and services also contributed to the decrease in the cost of revenues as a percentage of revenues. This increase was partially offset by higher raw material costs and employee compensation costs. In addition to these factors, during the fourth quarter of 2006, we revised the accounting procedures related to certain inventory for our Baker Atlas division resulting in a one time reduction in cost of revenues in 2006 of approximately $21.2 million.
     Cost of revenues for 2005 increased 13.8% compared with 2004. Cost of revenues as a percentage of revenues was 64.6% and 67.1% for 2005 and 2004, respectively. The decrease in cost of revenues as a percentage of consolidated revenues was primarily the result of overall average price increases between four and six percent and very high utilization of our rental tool fleet and personnel. This increase was partially offset by higher raw material costs and employee compensation expenses.
Research and Engineering
     Research and engineering expenses increased 13.1% in 2006 compared with 2005 and 10.3% in 2005 compared with 2004. The increase in both years reflect our commitment in developing and commercializing new technologies as well as investing in our core product offerings.
Selling, General and Administrative
     Selling, general and administrative expenses increased 29.8% in 2006 compared with 2005. The increase corresponds with increased activity and resulted primarily from higher marketing and employee compensation costs, including stock-based compensation which increased $26.0 million due to the adoption of Statement of Financial Accounting Standard No. 123(R) — Shared Based Payment, using the modified prospective application method. The increase also results from the financial charge of $46.1 million recorded in the fourth quarter of 2006 in connection with the settlement negotiations with the SEC and DOJ.
     Selling, general and administrative expenses increased 10.7% in 2005 compared with 2004. The increase corresponds with increased activity and resulted primarily from higher marketing and employee compensation expenses.
Equity in Income of Affiliates
     Equity in income of affiliates decreased $39.7 million in 2006 compared with 2005. The decrease in equity in income of affiliates for 2006 is primarily due to the sale of our 30% interest in WesternGeco, our most significant equity method investment, on April 28, 2006.

     Equity in income of affiliates increased $63.8 million in 2005 compared with 2004. The increase is primarily due to the increase in equity in income of WesternGeco. In 2005, WesternGeco’s revenue and profitability continued to improve as a result of ongoing favorable market conditions in the seismic industry.
Gain on Sale of Interest in Affiliate
     On April 28, 2006, we sold our 30% interest in WesternGeco for $2.4 billion in cash. We recorded a pre-tax gain of $1,743.5 million ($1,035.2 million, net of tax).
Interest Expense and Interest and Dividend Income
     Interest expense decreased $3.4 million in 2006 compared with 2005. The decrease was primarily due to lower total debt levels. Interest and dividend income in 2006 increased $49.5 million over 2005, primarily due to the interest and dividends earned on the invested cash received from the sale of our interest in WesternGeco.
     Interest expense decreased $11.3 million in 2005 compared with 2004. The decrease was primarily due to lower total debt levels partially offset by the impact of the interest rate swap agreement that was in place from April 2004 through June 2005. The lower total debt levels were a result of the repayment of $350.0 million of long-term debt in the second quarter of 2004. Interest and dividend income in 2005 increased $11.2 million over 2004, due to significantly higher cash balances and short-term investments during the year resulting primarily from higher cash flows from operations.
Income Taxes
     Our effective tax rate in 2006 is higher than the U.S. statutory income tax rate of 35% due to taxes related to the sale of our interest in the WesternGeco venture and state income taxes, offset by lower rates of tax on our international operations. During 2006, we provided $708.3 million for taxes related to the sale of our interest in WesternGeco, which included an estimate of taxes related to the future repatriation of the non-U.S. proceeds. In 2005, we reflected a $10.6 million reduction to tax expense attributable to the recognition of a deferred tax asset associated with our supplemental retirement plan (“SRP”).
     Our tax filings for various periods are subjected to audit by tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the authorities or through the courts. We believe that these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. We have received tax assessments from various tax authorities and are currently at varying stages of appeals and/or litigation regarding these matters. We have provided for the amounts we believe will ultimately result from these proceedings. We believe we have substantial defenses to the questions being raised and will pursue all legal remedies should an unfavorable outcome result. However, resolution of these matters involves uncertainties and there are no assurances that the outcomes will be favorable.
Cumulative Effect of Accounting Change
     On December 31, 2005, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 47, Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The adoption of FIN 47 resulted in a charge of $0.9 million, net of tax of $0.5 million, recorded as the cumulative effect of accounting change in the consolidated statement of operations. In conjunction with the adoption, we recorded conditional asset retirement obligations of $1.6 million as the fair value of the costs associated with the special handling of asbestos related materials in certain facilities.
LIQUIDITY AND CAPITAL RESOURCES
     Our objective in financing our business is to maintain adequate financial resources and access to additional liquidity. During 2006, cash flows from operations and proceeds from the sale of our interest in WesternGeco were the principal sources of funding. We anticipate that cash flows from operations will be sufficient to fund our liquidity needs in 2007. We also have a $500.0 million committed revolving credit facility that provides back-up liquidity in the event an unanticipated and significant demand on cash flows could not be funded by operations.
     Our capital planning process is focused on utilizing cash flows generated from operations in ways that enhance the value of our Company. In 2006, we used cash for a variety of activities including working capital needs, payment of dividends, repurchase of common stock and capital expenditures.

Cash Flows
     Cash flows provided (used) by continuing operations by type of activity were as follows for the years ended December 31 (in millions):

	2006	2005	2004
Operating activities	$589.7	$949.6	$781.8
Investing activities	1,376.2	(465.3)	(196.3)
Financing activities	(1,926.4)	(108.1)	(352.2)
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
Operating Activities
     Cash flows from operating activities of continuing operations provided $589.7 million for the year ended December 31, 2006 compared with $949.6 million for the year ended December 31, 2005. Cash flows from operating activities for 2006 were reduced by $555.1 million of income tax payments related to the gain on the sale of our interest in WesternGeco. Excluding these income tax payments, cash flows from operating activities were $1,144.8 million, an increase of $195.2 million from the prior year. This increase is primarily due to an increase in income from continuing operations partially offset by a change in net operating assets and liabilities that used cash flows. Cash flows from operating activities, excluding the WesternGeco transaction in 2006, have been steadily increasing over the last three years and we expect this trend to continue in 2007.
     The underlying drivers of the changes in operating assets and liabilities are as follows:
•	An increase in accounts receivable used $316.4 million in cash in 2006 compared with using $329.4 million in cash in 2005. This was due to an increase in revenues partially offset by a decrease in the quarterly days sales outstanding (defined as the average number of days our net trade receivables are outstanding based on quarterly revenues) of approximately two days.

•	A build up in inventory in anticipation of and related to increased activity used $364.9 million in cash in 2006 compared with using $108.7 million in cash in 2005.

•	An increase in accounts payable, accrued employee compensation and other accrued liabilities provided $173.2 million in cash in 2006 compared with providing $214.7 million in cash in 2005. This was due primarily to increased activity and increased employee compensation accruals.
     Our contributions to our defined benefit pension plans in 2006 were approximately $34.0 million, a decrease of approximately $14.0 million compared to 2005, primarily due to reduced contributions in 2006 in anticipation of the merger of two U.S. pension plans on January 1, 2007.
     Cash flows from operating activities of continuing operations increased $167.8 million in 2005 compared with 2004. This increase was primarily due to an increase in income from continuing operations of $349.1 million partially offset by a change in net operating assets and liabilities that used $180.6 million more in cash flows during 2005 compared with 2004.
     The underlying drivers of the changes in operating assets and liabilities are as follows:
•	An increase in accounts receivable used $329.4 million in cash in 2005 compared with using $173.7 million in cash in 2004. This was due to an increase in revenues and an increase in the quarterly days sales outstanding (defined as the average number of days our net trade receivables are outstanding based on quarterly revenue) of approximately three days.

•	A build up in inventory in anticipation of and related to increased activity used $108.7 million in cash in 2005 compared with using $3.2 million in cash in 2004.

•	An increase in accounts payable, accrued employee compensation and other accrued liabilities provided $214.7 million in cash in 2005 compared with providing $175.6 million in cash in 2004. This was due primarily to increased activity and increased employee compensation accruals.

     Our contributions to our defined benefit pension plans in 2005 were approximately $48.0 million, a decrease of approximately $62.0 million compared to 2004. In 2004, management made the decision to fund at higher levels to reduce the underfunded status of certain pension plans.
Investing Activities
     Our principal recurring investing activity is the funding of capital expenditures to ensure that we have the appropriate levels and types of rental tools in place to generate revenues from operations. Expenditures for capital assets totaled $922.2 million, $478.3 million and $348.2 million for 2006, 2005 and 2004, respectively. The majority of these expenditures were for rental tools, including wireline tools, and machinery and equipment. The increase in capital assets in 2006 is a result of increased demand for our products and services.
     During 2006, we paid $66.2 million for acquisitions of businesses, net of cash acquired. In the first quarter of 2006, we acquired Nova Technology Corporation (“Nova”) for $55.4 million, net of cash acquired of $3.0 million, plus assumed debt. In the second and third quarters of 2006, we made three acquisitions for $10.8 million, net of cash acquired of $0.7 million.
     During 2005, we paid $46.8 million for acquisitions of businesses, net of cash acquired. In December, we purchased Zeroth Technology Limited (“Zertech”) for $20.3 million. In November, we paid $25.5 million, net of cash acquired of $1.7 million, for the remaining 50% interest in QuantX Wellbore Instrumentation (“QuantX”). During 2005, we also made smaller acquisitions having an aggregate purchase price of $1.0 million.
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
     During 2006, we purchased $3,882.9 million of and received proceeds of $3,606.2 million from maturing auction rate securities, which are highly liquid, variable-rate debt securities. During 2005, we purchased $77.0 million of auction rate securities. While the underlying security has a long-term maturity, the interest rate is reset through Dutch auctions that are typically held every 7, 28 or 35 days, creating short-term liquidity. These short-term investments are classified as available-for-sale securities and are recorded at cost, which approximates market value.
     Proceeds from disposal of assets were $135.4 million, $90.1 million and $106.9 million for 2006, 2005 and 2004, respectively. These disposals relate to rental tools that were lost-in-hole, as well as machinery, rental tools and equipment no longer used in operations that were sold throughout the year. Included in the proceeds for 2006 and 2004 was $10.4 million and $12.2 million, respectively, related to the sale of certain real estate properties held for sale.
     On April 28, 2006, we sold our 30% interest in WesternGeco for $2.4 billion in cash. WesternGeco also made a cash distribution of $59.6 million prior to closing. In 2005, we received distributions of $30.0 million from WesternGeco, which were recorded as a reduction in the carrying value of our investment. We also received $13.3 million from Schlumberger related to the WesternGeco true-up payment, of which $13.0 million was recorded as a reduction in the carrying value of our investment and $0.3 million as interest income.
     In 2006, we received $46.3 million in net proceeds from the sale of certain businesses and our interest in an affiliate. Specifically, in March 2006, we completed the sale of Baker SPD and received $42.5 million in proceeds, and we received $3.8 million from the release of the remaining amount held in escrow related to our sale of Petreco International. In May 2005, we received $3.7 million from the initial release of this escrow.
     In 2004, we received $58.7 million in net proceeds from the sale of certain businesses and our interest in an affiliate. Specifically, in January 2004, we completed the sale of BIRD and received $5.6 million in proceeds, which were subject to post-closing adjustments to the purchase price. In June 2004, we made a net payment of $6.8 million to the buyer of BIRD in settlement of the final purchase price adjustments. In February 2004, we completed the sale of our minority interest in Petreco International, a venture we entered into in 2001, and received proceeds of $35.8 million, of which $7.4 million was placed in escrow pending the outcome of potential indemnification obligations pursuant to the sales agreement. In September 2004, we also completed the sale of BHMT and received proceeds of $31.5 million.
     We routinely evaluate potential acquisitions of businesses of third parties that may enhance our current operations or expand our operations into new markets or product lines. We may also from time to time sell business operations that are not considered part of our core business.
Financing Activities
     We had net (repayments) borrowings of commercial paper and other short-term debt of $(8.8) million, $(71.1) million and $35.5 million in 2006, 2005 and 2004, respectively. In 2004, we repaid the $100.0 million 8.0% Notes due May 2004 and the $250.0 million 7.875% Notes due June 2004. These repayments were funded with cash on hand, cash flows from operations and the issuance of commercial paper. Total debt outstanding at December 31, 2006 was $1,075.1 million, a decrease of $12.8 million compared with December 31, 2005. The total debt to total capitalization (defined as total debt plus stockholders’ equity) ratio was 0.17 at December 31, 2006 and 0.19 at December 31, 2005.
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
     We received proceeds of $92.5 million, $228.1 million and $115.9 million in 2006, 2005 and 2004, respectively, from the issuance of common stock through the exercise of stock options and the employee stock purchase plan.
     On October 27, 2005, the Board of Directors authorized us to repurchase up to $455.5 million of common stock, which was in addition to the balance of $44.5 million remaining from the Board of Directors’ September 2002 authorization, resulting in the authorization to repurchase up to a total of $500.0 million of common stock. During 2005, we repurchased 1.7 million shares of our common stock at an average price of $58.17 per share, for a total of $98.5 million. In April 2006, the Board of Directors authorized the repurchase of an additional $1.8 billion of common stock. During 2006, we repurchased 24.3 million shares of our common stock at an average price of $76.50 per share, for a total of $1,856.0 million. At December 31, 2006, we had authorization remaining to repurchase up to a total of $345.5 million of our common stock.
     We paid dividends of $172.6 million, $161.1 million and $153.6 million in 2006, 2005 and 2004, respectively. Beginning in the fourth quarter of 2005 as authorized by our Board of Directors, we increased our quarterly dividend to $0.13 per share, compared to $0.115 per share that was paid in prior quarters.
Available Credit Facilities
     At December 31, 2006, we had $1,057.8 million of credit facilities with commercial banks, of which $500.0 million is a committed revolving credit facility (the “facility”) that expires in July 2011. The facility provides for up to two one-year extensions, subject to the approval and acceptance by the lenders, among other conditions. In addition, the facility contains a provision to allow for an increase in the facility amount of an additional $500.0 million, subject to the approval and acceptance by the lenders, among other conditions. The facility contains certain covenants which, among other things, require the maintenance of a funded indebtedness to total capitalization ratio (a defined formula per the facility) of less than or equal to 0.60, restrict certain merger transactions or the sale of all or substantially all of the assets of the Company or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the facility may be accelerated. Such events of default include payment defaults to lenders under the facility, covenant defaults and other customary defaults. At December 31, 2006, we were in compliance with all of the facility covenants. There were no direct borrowings under the facility during the year ended December 31, 2006; however, to the extent we have outstanding commercial paper, our ability to borrow under the facility is reduced. At December 31, 2006, we had no outstanding commercial paper.
     If market conditions were to change and revenues were to be significantly reduced or operating costs were to increase, our cash flows and liquidity could be reduced. Additionally, it could cause the rating agencies to lower our credit ratings. We do not have any ratings triggers in the facility that would accelerate the maturity of any borrowings under the facility. However, a downgrade in our credit ratings could increase the cost of borrowings under the facility and could also limit or preclude our ability to issue commercial paper. Should this occur, we would seek alternative sources of funding, including borrowing under the facility.
     We believe our credit ratings and relationships with major commercial and investment banks would allow us to obtain interim financing over and above our existing credit facilities for any currently unforeseen significant needs or growth opportunities. We also believe that such interim financings could be funded with subsequent issuances of long-term debt or equity, if necessary.

Cash Requirements
     In 2007, we believe operating cash flows will provide us with sufficient capital resources and liquidity to manage our working capital needs, meet contractual obligations, fund capital expenditures, pay dividends, repurchase common stock and support the development of our short-term and long-term operating strategies.
     In 2007, we expect capital expenditures to be between $1.0 billion and $1.2 billion, excluding acquisitions. The expenditures are expected to be used primarily for normal, recurring items necessary to support the growth of our business and operations.
     In 2007, we expect to make interest payments of between $73.0 million and $75.0 million. This is based on our current expectations of debt levels during 2007.
     We anticipate making income tax payments of between $875.0 million and $925.0 million in 2007.
     As of December 31, 2006, we have authorization remaining to repurchase up to $345.5 million in common stock. We may repurchase our common stock depending on market conditions, applicable legal requirements, our liquidity and other considerations. We anticipate paying dividends of between $165.0 million and $170.0 million in 2007; however, the Board of Directors can change the dividend policy at anytime.
     In the U.S., we merged two pension plans effective January 1, 2007, resulting in one tax-qualified U.S. pension plan, the Baker Hughes Incorporated Pension Plan (“BHIPP”). As a result of the merger of these plans, BHIPP is overfunded; therefore, we are not required nor do we intend to make pension contributions to BHIPP in 2007, and we currently estimate that we will not be required to make contributions to BHIPP for five to eight years thereafter. We do expect to contribute between $2.0 million and $3.0 million to our nonqualified U.S. pension plans and between $13.0 million and $15.0 million to the non-U.S. pension plans. We will also make benefit payments related to postretirement welfare plans of between $13.0 million and $15.0 million, and we estimate we will contribute between $115.0 million and $125.0 million to our defined contribution plans.
     Other than as previously discussed, we do not believe there are any other material trends, demands, commitments, events or uncertainties that would have, or are reasonably likely to have, a material impact on our financial condition and liquidity. Other than as previously discussed, we currently have no information that would create a reasonable likelihood that the reported levels of revenues and cash flows from operations in 2006 are not indicative of what we can expect in the near term.
Contractual Obligations
     In the table below, we set forth our contractual cash obligations as of December 31, 2006. Certain amounts included in this table are based on our estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors. The contractual cash obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

	Payments Due by Period
		Less Than	2 – 3	4 – 5	More than
(In millions)	Total	1 year	Years	Years	5 Years

Total debt (1)	$1,076.3	$1.3	$525.0	$—	$550.0
Estimated interest payments (2)	924.0	72.6	129.1	80.6	641.7
Operating leases(3)	368.2	82.0	98.2	50.1	137.9
Purchase obligations (4)	253.7	240.5	13.2	—	—
Other long-term liabilities (5)	102.7	26.3	61.5	10.1	4.8

Total	$2,724.9	$422.7	$827.0	$140.8	$1,334.4

(1)	Amounts represent the expected cash payments for our total debt and do not include any unamortized discounts, deferred issuance costs or net deferred gains on terminated interest rate swap agreements.

(2)	Amounts represent the expected cash payments for interest on our fixed rate long-term debt.

(3)	We enter into operating leases in the normal course of business. Some lease agreements provide us with the option to renew the lease. Our future operating lease payments would change if we exercised these renewal options and if we entered into additional operating lease agreements.

(4)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at anytime without penalty.

(5)	Amounts represent other long-term liabilities, including the current portion, reflected in the consolidated balance sheet where both the timing and amount of payment streams are known. Amounts include: payments for certain environmental remediation liabilities, payments for deferred compensation, payouts under acquisition agreements and payments for certain asset retirement obligations. Amounts do not include: payments for pension contributions, payments for various postretirement welfare benefit plans and postemployment benefit plans and payments for deferred taxes and other tax liabilities.
Off-Balance Sheet Arrangements
     In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as letters of credit and other bank issued guarantees, which totaled approximately $376.9 million at December 31, 2006. We also had commitments outstanding for purchase obligations related to capital expenditures and inventory under purchase orders and contracts of approximately $253.7 million at December 31, 2006. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our consolidated financial statements.
     Other than normal operating leases, we do not have any off-balance sheet financing arrangements such as securitization agreements, liquidity trust vehicles, synthetic leases or special purpose entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.
NEW ACCOUNTING STANDARDS
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and No. 140 (“SFAS 155”). SFAS 155 amends SFAS 133, which required that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately under certain conditions. SFAS 155 is effective for all financial instruments acquired or issued (or subject to a remeasurement event) following the start of an entity’s first fiscal year beginning after September 15, 2006. We adopted SFAS 155 on January 1, 2007, and there was no impact on our consolidated financial statements.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007. We currently estimate the cumulative effect of adopting FIN 48 to be a reduction to consolidated retained earnings as of January 1, 2007 in the range of $45.0 million to $60.0 million.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS 157 on January 1, 2008, and have not yet determined the impact, if any, on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Additionally, it requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006; however, the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. We adopted all requirements of SFAS 158 on December 31, 2006, except for the funded status measurement date requirement which will be adopted on December 31, 2008, as allowed under SFAS 158. See Note 14 for the incremental effect of applying SFAS 158 on our consolidated balance sheet as of December 31, 2006.

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. We adopted SAB 108 on December 31, 2006, and there was no impact on our consolidated financial statements.
     In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1 (“FSP AUG AIR-1”), which addresses the accounting for planned major maintenance activities. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. We adopted FSP AUG AIR-1 on January 1, 2007, and we will be applying the retrospective application for all financial statements presented. We currently do not expect there to be a material impact on our consolidated financial statements as a result of this adoption.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS 159 on January 1, 2008, and have not yet determined the impact, if any, on our consolidated financial statements.
RELATED PARTY TRANSACTIONS
     On April 28, 2006, we sold our 30% interest in WesternGeco for $2.4 billion in cash. We recorded a pre-tax gain of $1,743.5 million ($1,035.2 million, net of tax).
     In November 2000, we entered into an agreement with WesternGeco, whereby WesternGeco subleases a facility from us for a period of ten years at then current market rates. In 2006, we entered into an extension of the sublease for five additional years with rent to be determined based on market rates in 2010. During 2006, 2005 and 2004, we received payments of $5.6 million, $6.5 million and $5.5 million, respectively, from WesternGeco related to this lease.
     During 2006 and 2005, we received distributions of $59.6 million and $30.0 million, respectively, from WesternGeco, which were recorded as reductions in the carrying value of our investment.
     During 2005, we received $13.3 million from Schlumberger related to a true-up payment associated with revenues earned by WesternGeco during the four year period ending November 2004 from each party’s contributed multiclient seismic data libraries. We recorded $13.0 million as a reduction in the carrying value of our investment in WesternGeco and $0.3 million as interest income. The income tax effect of $3.3 million related to this payment is included in our provision for income taxes for the year ended December 31, 2005.
     There were no other significant related party transactions.
FORWARD-LOOKING STATEMENTS
     MD&A and certain statements in the Notes to Consolidated Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act (each a “forward-looking statement”). The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “estimate,” “probable,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “would,” “may,” “likely” and similar expressions, and the negative thereof, are intended to identify forward-looking statements. Our forward-looking statements are based on assumptions that we believe to be reasonable but that may not prove to be accurate. The statements do not include the potential impact of future transactions, such as an acquisition, disposition, merger, joint venture or other transaction that could occur. We undertake no obligation to publicly update or revise any forward-looking statement. Our expectations regarding our business outlook, including changes in revenue, pricing, capital spending, profitability, strategies for our operations, impact of any common stock repurchases, final resolution of pending government investigations, oil and natural gas market conditions, market share and contract terms, costs and availability of resources, economic and regulatory conditions, and environmental matters are only our forecasts regarding these matters.
     All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in the “Risk Factors Related to the Worldwide Oil and Natural Gas Industry” and “Risk

Factors Related to Our Business” sections contained in Item 1A. Risk Factors and those set forth from time to time in our filings with the SEC. These documents are available through our web site or through the SEC’s Electronic Data Gathering and Analysis Retrieval System (“EDGAR”) at http://www.sec.gov.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to certain market risks that are inherent in our financial instruments and arise from changes in interest rates and foreign currency exchange rates. We may enter into derivative financial instrument transactions to manage or reduce market risk but do not enter into derivative financial instrument transactions for speculative purposes. A discussion of our primary market risk exposure in financial instruments is presented below.
INTEREST RATE RISK AND INDEBTEDNESS
     We are subject to interest rate risk on our long-term fixed interest rate debt. Commercial paper borrowings, other short-term borrowings and variable rate long-term debt do not give rise to significant interest rate risk because these borrowings either have maturities of less than three months or have variable interest rates. All other things being equal, the fair market value of debt with a fixed interest rate will increase as interest rates fall and will decrease as interest rates rise. This exposure to interest rate risk is managed by borrowing money that has a variable interest rate or using interest rate swaps to change fixed interest rate borrowings to variable interest rate borrowings.
     At December 31, 2006 and at December 31, 2005, there were no interest rate swap agreements in effect. Due to our outlook for interest rates, on June 2, 2005, we terminated the interest rate swap agreement we had entered into in April 2004. This agreement had been designated and had qualified as a fair value hedging instrument. Upon termination we were required to pay $5.5 million. This amount is being amortized as an increase to interest expense over the remaining life of the underlying debt security, which matures in January 2009.
     We had fixed rate debt aggregating $1,075.0 million at December 31, 2006 and 2005. The following table sets forth the required cash payments for our indebtedness, which bear a fixed rate of interest and are denominated in U.S. Dollars, and the related weighted average effective interest rates by expected maturity dates as of December 31, 2006 and 2005 (dollar amounts in millions).

	2006	2007	2008	2009		2010	2011	Thereafter	Total

As of December 31, 2006:
Long-term debt (1) (2)	$—	$—	$—	$525.0		$—	$—	$550.0	$1,075.0
Weighted average effective interest rates				5.23	%(3)			7.55%	6.39	%(3)

As of December 31, 2005:
Long-term debt (1) (2)	$—	$—	$—	$525.0		$—	$—	$550.0	$1,075.0
Weighted average effective interest rates				5.19	%(3)			7.55%	6.37	%(3)

(1)	Amounts do not include any unamortized discounts, deferred issuance costs or net deferred gains on terminated interest rate swap agreements.

(2)	Fair market value of fixed rate long-term debt was $1,169.7 million at December 31, 2006 and $1,223.7 million at December 31, 2005.

(3)	Includes the effect of the amortization of net deferred gains on terminated interest rate swap agreements.
FOREIGN CURRENCY AND FOREIGN CURRENCY FORWARD CONTRACTS
     We conduct operations around the world in a number of different currencies. A number of our significant foreign subsidiaries have designated the local currency as their functional currency. As such, future earnings are subject to change due to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than our functional currencies. To minimize the need for foreign currency forward contracts to hedge this exposure, our objective is to manage foreign currency exposure by maintaining a minimal consolidated net asset or net liability position in a currency other than the functional currency. To the extent that market conditions and/or local regulations prevent us from maintaining a minimal consolidated net asset or net liability position, we may enter into foreign currency forward contracts.
     At December 31, 2006, we had entered into several foreign currency forward contracts with notional amounts aggregating $105.0 million to hedge exposure to currency fluctuations in various foreign currency payables and receivables, including British Pound Sterling, Norwegian Krone, Euro, Indonesian Rupiah and Brazilian Real. These contracts are designated and qualify as fair value hedging instruments. Based on quoted market prices as of December 31, 2006 for contracts with similar terms and maturity dates, we recorded a loss of $0.2 million to adjust these foreign currency forward contracts to their fair market value. This loss offsets designated foreign currency exchange gains resulting from the underlying exposures and is included in selling, general and administrative expense in the consolidated statement of operations.
     At December 31, 2005, we had entered into several foreign currency forward contracts with notional amounts aggregating $65.0 million to hedge exposure to currency fluctuations in various foreign currency payables and receivables, including British Pound Sterling, Norwegian Krone, Euro and Brazilian Real. These contracts were designated and qualified as fair value hedging instruments. Based on quoted market prices as of December 31, 2005 for contracts with similar terms and maturity dates, we recorded a gain of $0.1 million to adjust these foreign currency forward contracts to their fair market value. This gain offsets designated foreign currency exchange losses resulting from the underlying exposures and is included in selling, general and administrative expense in the consolidated statement of operations.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our control environment is the foundation for our system of internal control and is embodied in our Business Code of Conduct, which sets the tone of our company and includes our Core Values of Integrity, Teamwork, Performance and Learning. Included in our system of internal control are written policies, an organizational structure providing division of responsibilities, the selection and training of qualified personnel and a program of financial and operations reviews by a professional staff of internal auditors. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
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
     Based on our evaluation under the framework in Internal Control – Integrated Framework, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2006. The conclusion of our principal executive officer and principal financial officer is based on the recognition that there are inherent limitations in all systems of internal control. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ CHAD C. DEATON	/s/ PETER A. RAGAUSS	/s/ ALAN J. KEIFER

Chad C. Deaton Chairman and Chief Executive Officer	Peter A. Ragauss Senior Vice President and Chief Financial Officer	Alan J. Keifer Vice President and Controller
Houston, Texas
February 21, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Baker Hughes Incorporated
Houston, Texas
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Baker Hughes Incorporated and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule II as of and for the year ended December 31, 2006 of the Company and our report dated February 21, 2007, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 21, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Baker Hughes Incorporated
Houston, Texas
     We have audited the accompanying consolidated balance sheets of Baker Hughes Incorporated and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included financial statement schedule II, valuation and qualifying accounts, listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Baker Hughes Incorporated and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As described in Note 4 and Note 14 to the consolidated financial statements: effective as of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, which established new accounting and reporting standards for stock-based compensation; effective as of December 31, 2006, the Company adopted SFAS No. 158, which established new accounting and reporting standards for defined benefit pension and other post retirement plans.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 21, 2007

Baker Hughes Incorporated
Consolidated Statements of Operations
(In millions, except per share amounts)

	Year Ended December 31,
	2006	2005	2004

Revenues:
Sales	$4,566.1	$3,738.2	$3,298.6
Services and rentals	4,461.3	3,447.3	2,781.0

Total revenues	9,027.4	7,185.5	6,079.6

Costs and expenses:
Cost of sales	2,714.3	2,303.9	2,086.0
Cost of services and rentals	2,729.2	2,339.0	1,993.3
Research and engineering	338.9	299.6	271.7
Selling, general and administrative	1,310.7	1,009.6	912.2

Total costs and expenses	7,093.1	5,952.1	5,263.2

Operating income	1,934.3	1,233.4	816.4
Equity in income of affiliates	60.4	100.1	36.3
Gain on sale of interest in affiliate	1,743.5	—	—
Interest expense	(68.9)	(72.3)	(83.6)
Interest and dividend income	67.5	18.0	6.8

Income from continuing operations before income taxes	3,736.8	1,279.2	775.9
Income taxes	(1,338.2)	(404.8)	(250.6)

Income from continuing operations	2,398.6	874.4	525.3
Income from discontinued operations, net of tax	20.4	4.9	3.3

Income before cumulative effect of accounting change	2,419.0	879.3	528.6
Cumulative effect of accounting change, net of tax	—	(0.9)	—

Net income	$2,419.0	$878.4	$528.6

Basic earnings per share:
Income from continuing operations	$7.26	$2.58	$1.57
Income from discontinued operations	0.06	0.01	0.01
Cumulative effect of accounting change	—	—	—

Net income	$7.32	$2.59	$1.58

Diluted earnings per share:
Income from continuing operations	$7.21	$2.56	$1.57
Income from discontinued operations	0.06	0.01	0.01
Cumulative effect of accounting change	—	—	—

Net income	$7.27	$2.57	$1.58

See Notes to Consolidated Financial Statements

Baker Hughes Incorporated
Consolidated Balance Sheets
(In millions, except par value)

	December 31,
	2006	2005

ASSETS

Current Assets:
Cash and cash equivalents	$750.0	$697.0
Short-term investments	353.7	77.0
Accounts receivable – less allowance for doubtful accounts:
December 31, 2006, $50.5; December 31, 2005, $51.4	2,055.1	1,673.4
Inventories	1,528.8	1,126.3
Deferred income taxes	167.8	181.2
Other current assets	112.4	68.6
Assets of discontinued operations	—	16.6

Total current assets	4,967.8	3,840.1

Investments in affiliates	20.0	678.9
Property – less accumulated depreciation:
December 31, 2006, $2,713.4; December 31, 2005, $2,475.7	1,800.5	1,355.5
Goodwill	1,347.0	1,315.8
Intangible assets – less accumulated amortization:
December 31, 2006, $102.3; December 31, 2005, $84.5	190.4	163.4
Other assets	380.0	453.7

Total assets	$8,705.7	$7,807.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$648.8	$558.1
Short-term borrowings and current portion of long-term debt	1.3	9.9
Accrued employee compensation	484.2	424.5
Income taxes	150.0	141.5
Other accrued liabilities	337.6	222.9
Liabilities of discontinued operations	—	3.8

Total current liabilities	1,621.9	1,360.7

Long-term debt	1,073.8	1,078.0
Deferred income taxes and other tax liabilities	300.2	228.1
Liabilities for pensions and other postretirement benefits	339.3	336.1
Other liabilities	127.6	106.7

Stockholders’ Equity:
Common stock, one dollar par value (shares authorized - 750.0; issued and outstanding - 319.9 at December 31, 2006 and 341.5 at December 31, 2005)	319.9	341.5
Capital in excess of par value	1,600.6	3,293.5
Retained earnings	3,509.6	1,263.2
Accumulated other comprehensive loss	(187.2)	(188.0)
Unearned compensation	—	(12.4)

Total stockholders’ equity	5,242.9	4,697.8

Total liabilities and stockholders’ equity	$8,705.7	$7,807.4

See Notes to Consolidated Financial Statements

Baker Hughes Incorporated
Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)

		Capital		Accumulated
		in Excess		Other
	Common	of	Retained	Comprehensive	Unearned
	Stock	Par Value	Earnings	Loss	Compensation	Total

Balance, December 31, 2003	$332.0	$2,998.6	$170.9	$(151.1)	$—	$3,350.4
Comprehensive income:
Net income			528.6
Foreign currency translation adjustments:
Reclassifications included in net income due to sale of business				6.6
Translation adjustments, net of tax of $2.3				30.8
Change in minimum pension liability, net of tax of $(1.8)				4.0
Loss on derivative instruments, net of tax of $0.01				(0.1)
Total comprehensive income						569.9
Issuance of restricted stock, net of tax of $1.1	0.2	6.7			(5.6)	1.3
Amortization of unearned compensation, net of tax of $(0.2)					0.5	0.5
Stock issued pursuant to employee stock plans, net of tax of $12.5	4.4	122.5				126.9
Cash dividends ($0.46 per share)			(153.6)			(153.6)

Balance, December 31, 2004	$336.6	$3,127.8	$545.9	$(109.8)	$(5.1)	$3,895.4
Comprehensive income:
Net income			878.4
Foreign currency translation adjustments, net of tax of $0.1				(65.0)
Change in minimum pension liability, net of tax of $5.5				(12.2)
Other				(1.0)
Total comprehensive income						800.2
Issuance of restricted stock net of cancellations, net of tax of $6.6	0.4	19.2			(12.3)	7.3
Amortization of unearned compensation, net of tax of $(2.1)					5.0	5.0
Stock issued pursuant to employee stock plans, net of tax of $19.8	6.2	243.3				249.5
Repurchase and retirement of common stock	(1.7)	(96.8)				(98.5)
Cash dividends ($0.475 per share)			(161.1)			(161.1)

Balance, December 31, 2005	$341.5	$3,293.5	$1,263.2	$(188.0)	$(12.4)	$4,697.8
Comprehensive income:
Net income			2,419.0
Foreign currency translation adjustments:
Reclassifications included in net income due to sale of business				(2.3)
Translation adjustments, net of tax of $4.3				59.4
Change in minimum pension liability, net of tax of $7.0				(17.8)
Other				1.1
Total comprehensive income						2,459.4
Adoption of SFAS 158, net of tax of $21.6				(39.6)		(39.6)
Adoption of SFAS 123(R)		(12.4)			12.4
Issuance of restricted stock, net of cancellations	0.2	15.1				15.3
Issuance of common stock pursuant to employee stock plans	2.4	97.8				100.2
Tax benefit on stock plans		17.6				17.6
Stock-based compensation		20.7				20.7
Repurchase and retirement of common stock	(24.2)	(1,831.7)				(1,855.9)
Cash dividends ($0.52 per share)			(172.6)			(172.6)

Balance, December 31, 2006	$319.9	$1,600.6	$3,509.6	$(187.2)	$—	$5,242.9

See Notes to Consolidated Financial Statements

Baker Hughes Incorporated
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Income from continuing operations	$2,398.6	$874.4	$525.3
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	433.7	382.4	371.6
Amortization of net deferred gains on derivatives	(5.1)	(5.7)	(7.9)
Stock-based compensation costs	46.0	9.2	2.5
Acquired in-process research and development	2.6	5.1	1.8
Provision for deferred income taxes	77.7	7.4	48.4
Gain on sale of interest in affiliate	(1,743.5)	—	—
Provision for income taxes on gain on sale of interest in affiliate	708.3	—	—
Gain on disposal of assets	(59.2)	(34.8)	(37.8)
Equity in income of affiliates	(60.3)	(100.1)	(36.3)
Changes in operating assets and liabilities:
Accounts receivable	(316.4)	(329.4)	(173.7)
Inventories	(364.9)	(108.7)	(3.2)
Accounts payable	69.1	122.3	48.3
Accrued employee compensation and other accrued liabilities	104.1	92.4	127.3
Income taxes payable	(98.0)	54.9	13.4
Income taxes paid on sale of interest in affiliate	(555.1)	—	—
Liabilities for pensions and other postretirement benefits and other liabilities	57.4	41.7	(30.4)
Other	(105.3)	(61.5)	(67.5)

Net cash flows from continuing operations	589.7	949.6	781.8
Net cash flows from discontinued operations	0.4	5.8	1.9

Net cash flows from operating activities	590.1	955.4	783.7

Cash flows from investing activities:
Expenditures for capital assets	(922.2)	(478.3)	(348.2)
Acquisition of businesses, net of cash acquired	(66.2)	(46.8)	(6.6)
Purchase of short-term investments	(3,882.9)	(77.0)	—
Proceeds from maturities of short-term investments	3,606.2	—	—
Proceeds from disposal of assets	135.4	90.1	106.9
Proceeds from sale of interest in affiliate	2,400.0	—	—
Distributions from affiliates	59.6	30.0	—
Receipt of true-up payment related to affiliate	—	13.0	—
Proceeds from sale of business	46.3	3.7	58.7
Additional investments in affiliates	—	—	(7.1)

Net cash flows from continuing operations	1,376.2	(465.3)	(196.3)
Net cash flows from discontinued operations	—	(0.1)	(0.5)

Net cash flows from investing activities	1,376.2	(465.4)	(196.8)

Cash flows from financing activities:
Net (repayments) borrowings of commercial paper and other short-term debt	(8.8)	(71.1)	35.5
Repayment of indebtedness	—	—	(350.0)
Payment to terminate interest rate swap agreement	—	(5.5)	—
Proceeds from issuance of common stock	92.5	228.1	115.9
Repurchase of common stock	(1,856.0)	(98.5)	—
Dividends	(172.6)	(161.1)	(153.6)
Excess tax benefits from stock based compensation	18.5	—	—

Net cash flows from financing activities	(1,926.4)	(108.1)	(352.2)

Effect of foreign exchange rate changes on cash	13.1	(3.9)	(14.1)

Increase in cash and cash equivalents	53.0	378.0	220.6
Cash and cash equivalents, beginning of year	697.0	319.0	98.4

Cash and cash equivalents, end of year	$750.0	$697.0	$319.0

Income taxes paid	$1,197.5	$299.7	$143.2
Interest paid	$74.4	$80.8	$97.5
See Notes to Consolidated Financial Statements

Baker Hughes Incorporated
Notes to Consolidated Financial Statements
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
     Baker Hughes Incorporated (“Baker Hughes”) is engaged in the oilfield services industry. Baker Hughes is a major supplier of products and technology services and systems to the worldwide oil and natural gas industry and provides products and services for drilling, formation evaluation, completion and production of oil and natural gas wells.
Basis of Presentation
     The consolidated financial statements include the accounts of Baker Hughes and all majority owned subsidiaries (“Company,” “we,” “our” or “us”). Investments over which we have the ability to exercise significant influence over operating and financial policies, but do not hold a controlling interest, are accounted for using the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation. In the Notes to Consolidated Financial Statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated.
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
Revenue Recognition
     Our products and services are generally sold based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other significant post-delivery obligations. Our products are produced in a standard manufacturing operation, even if produced to our customer’s specifications, and are sold in the ordinary course of business through our regular marketing channels. We recognize revenue for these products upon delivery, when title passes, when collectibility is reasonably assured and there are no further significant obligations for future performance. Provisions for estimated warranty returns or similar types of items are made at the time the related revenue is recognized. Revenue for services and rentals is recognized as the services are rendered and when collectibility is reasonably assured. Rates for services are typically priced on a per day, per meter, per man hour or similar basis.
Cash Equivalents
     We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.
Short-term Investments
     We invest in auction rate securities, which are highly liquid, variable-rate debt securities. While the underlying security has a long-term maturity, the interest rate is reset through Dutch auctions that are typically held every 7, 28 or 35 days, creating short-term liquidity. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. We limit our investments in auction rate securities to securities that carry a AAA (or equivalent) rating from a recognized rating agency. The investments are classified as available-for-sale and are recorded at cost, which approximates market value.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
Inventories
     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method or the average cost method, which approximates FIFO, and includes the cost of materials, labor and manufacturing overhead.
Property and Depreciation
     Property is stated at cost less accumulated depreciation, which is generally provided by using the straight-line method over the estimated useful lives of the individual assets. Significant improvements and betterments are capitalized if they extend the useful life of the asset. We manufacture a substantial portion of our rental tools and equipment and the cost of these items, which includes direct and indirect manufacturing costs, are capitalized and carried in inventory until the tool is completed. Once the tool has been completed, the cost of the tool is reflected in capital expenditures and the tool is classified as rental tools and equipment in property. The capitalized costs of computer software developed or purchased for internal use are included in property.
Goodwill, Intangible Assets and Amortization
     Goodwill, including goodwill associated with equity method investments, and intangible assets with indefinite lives are not amortized. Intangible assets with finite useful lives are amortized either on a straight-line basis over the asset’s estimated useful life or on a basis that reflects the pattern in which the economic benefits of the intangible assets are realized.
Impairment of Long-Lived Assets
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
     We intend to indefinitely reinvest certain earnings of our foreign subsidiaries in operations outside the U.S., and accordingly, we have not provided for U.S. income taxes on such earnings. We do provide for the U.S. and additional non-U.S. taxes on earnings anticipated to be repatriated from our non-U.S. subsidiaries.
     We operate in more than 90 countries under many legal forms. As a result, we are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among these governments. Our operations in these different jurisdictions are taxed on various bases: actual income before taxes, deemed profits (which are generally determined using a percentage of revenues rather than profits) and withholding taxes based on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each tax jurisdiction could have an impact upon the

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
amount of income taxes that we provide during any given year.
     Our tax filings for various periods are subjected to audit by tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the authorities or through the courts. We believe that these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. We have received tax assessments from various tax authorities and are currently at varying stages of appeals and/or litigation regarding these matters. We have provided for the amounts we believe will ultimately result from these proceedings. We believe we have substantial defenses to the questions being raised and will pursue all legal remedies should an unfavorable outcome result. However, resolution of these matters involves uncertainties and there are no assurances that the outcomes will be favorable.
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
Foreign Currency
     A number of our significant foreign subsidiaries have designated the local currency as their functional currency and, as such, gains and losses resulting from balance sheet translation of foreign operations are included as a separate component of accumulated other comprehensive loss within stockholders’ equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of receivables or payables in the non-functional currency, are included in selling, general and administrative (“SG&A”) expense in the consolidated statements of operations as incurred. For those foreign subsidiaries that have designated the U.S. Dollar as the functional currency, gains and losses resulting from balance sheet translation of foreign operations are also included in SG&A expense in the consolidated statements of operations as incurred. We recorded net foreign currency transaction and translation gains in SG&A in the consolidated statement of operations of $1.7 million, $6.8 million and $4.0 million in 2006, 2005 and 2004, respectively.
Derivative Financial Instruments
     We monitor our exposure to various business risks including commodity prices, foreign currency exchange rates and interest rates and occasionally use derivative financial instruments to manage the impact of certain of these risks. Our policies do not permit the use of derivative financial instruments for speculative purposes. We use foreign currency forward contracts to hedge certain firm commitments and transactions denominated in foreign currencies. We have used and may use interest rate swaps to manage interest rate risk.
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

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
New Accounting Standards
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and No. 140 (“SFAS 155”). SFAS 155 amends SFAS 133, which required that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately under certain conditions. SFAS 155 is effective for all financial instruments acquired or issued (or subject to a remeasurement event) following the start of an entity’s first fiscal year beginning after September 15, 2006. We adopted SFAS 155 on January 1, 2007, and there was no impact on our consolidated financial statements.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007. We currently estimate the cumulative effect of adopting FIN 48 to be a reduction to consolidated retained earnings as of January 1, 2007 in the range of $45.0 million to $60.0 million.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS 157 on January 1, 2008, and have not yet determined the impact, if any, on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Additionally, it requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006; however, the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. We adopted all requirements of SFAS 158 on December 31, 2006, except for the funded status measurement date requirement which will be adopted on December 31, 2008, as allowed under SFAS 158. See Note 14 for the incremental effect of applying SFAS 158 on our consolidated balance sheet as of December 31, 2006.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. We adopted SAB 108 on December 31, 2006, and there was no impact on our consolidated financial statements.
     In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1 (“FSP AUG AIR-1”), which addresses the accounting for planned major maintenance activities. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. We adopted FSP AUG AIR-1 on January 1, 2007 and we will be applying the retrospective application for all financial statements presented. We currently do not expect there to be a material impact on our consolidated financial statements as a result of this adoption.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS 159 on January 1, 2008, and have not yet determined the impact, if any, on our consolidated financial statements.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
NOTE 2. DISCONTINUED OPERATIONS
     In the fourth quarter of 2005, our management initiated and our Board of Directors approved a plan to sell the Baker Supply Products Division (“Baker SPD”), a product line group within the Completion and Production segment, which distributes basic supplies, products and small tools to the drilling industry. In March 2006, we completed the sale of Baker SPD and received cash proceeds of $42.5 million. We recorded a gain on the sale of $19.2 million, net of tax of $11.0 million, which consisted of an after-tax gain on the disposal of $16.9 million and $2.3 million related to the recognition of the cumulative foreign currency translation adjustments into earnings.
     In September 2004, we completed the sale of Baker Hughes Mining Tools (“BHMT”), a product line group within the Drilling and Evaluation segment that manufactured rotary drill bits used in the mining industry, for $31.5 million. We recorded a gain on the sale of $0.2 million, net of tax of $3.6 million, which consisted of an after-tax gain on the disposal of $6.8 million offset by a loss of $6.6 million related to the recognition of the cumulative foreign currency translation adjustments into earnings.
     In January 2004, we completed the sale of BIRD Machine (“BIRD”) and recorded a loss on the sale of $0.5 million with no tax benefit. We received $5.6 million in proceeds, which were subject to post-closing adjustments to the purchase price, and retained certain accounts receivable, inventories and other assets. During the second quarter of 2004, we made a net payment of $6.8 million to the buyer in settlement of the final purchase price adjustments. The adjustments were the result of changes in the value of assets sold to and liabilities assumed by the buyer between the date the initial sales price was negotiated and the closing of the sale.
     We have reclassified the consolidated financial statements for all prior periods presented to reflect these operations as discontinued. Summarized financial information from discontinued operations is as follows for the years ended December 31:

	2006	2005	2004

Revenues:
SPD	$6.7	$32.5	$24.2
BHMT	—	—	29.4
BIRD	—	—	1.6

Total	$6.7	$32.5	$55.2

Income (loss) before income taxes:
SPD	$1.8	$7.7	$4.7
BHMT	—	—	1.1
BIRD	—	—	(0.2)

Total	1.8	7.7	5.6

Income taxes:
SPD	(0.6)	(2.8)	(1.8)
BHMT	—	—	(0.3)
BIRD	—	—	0.1

Total	(0.6)	(2.8)	(2.0)

Income (loss) before gain (loss) on disposal:
SPD	1.2	4.9	2.9
BHMT	—	—	0.8
BIRD	—	—	(0.1)

Total	1.2	4.9	3.6

Gain (loss) on disposal, net of tax:
SPD	19.2	—	—
BHMT	—	—	0.2
BIRD	—	—	(0.5)

Total	19.2	—	(0.3)

Income (loss) from discontinued operations	$20.4	$4.9	$3.3

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     Assets and liabilities of discontinued operations are as follows for the years ended December 31:

	2006	2005

Accounts receivable, net	$—	$6.0
Inventories	—	8.8
Property, net	—	1.8

Assets of discontinued operations	$—	$16.6

Accounts payable	$—	$2.7
Accrued employee compensation	—	0.7
Other accrued liabilities	—	0.4

Liabilities of discontinued operations	$—	$3.8

NOTE 3. ACQUISITIONS
     In January 2006, we acquired Nova Technology Corporation (“Nova”) for $55.4 million, net of cash acquired of $3.0 million, plus assumed debt. Nova is a supplier of permanent monitoring, chemical injection systems, and multi-line services for deepwater and subsea oil and gas well applications. As a result of the acquisition, we recorded $29.7 million of goodwill, $24.3 million of intangible assets and assigned $2.6 million to in-process research and development. Under the terms of the purchase agreement, the former owners of Nova are entitled to additional purchase price consideration of up to $3.0 million based on certain post-closing events to the extent that those events occur no later than January 31, 2016.
     In December 2005, we purchased Zeroth Technology Limited (“Zertech”), a developer of an expandable metal sealing element, for $20.3 million in cash. As a result of the acquisition, we recorded $9.4 million of goodwill and $10.3 million of intangible assets. Under the terms of the purchase agreement, the former owners of Zertech are entitled to additional purchase price consideration of up to approximately $14.0 million based on the performance of the business during 2006, 2007 and 2008.
     We owned a 50% interest in the QuantX Wellbore Instrumentation venture (“QuantX”) and in October 2005, we purchased the remaining 50% interest in QuantX for $27.2 million, subject to final purchase price adjustments. We recorded $28.4 million of goodwill, $19.6 million of intangibles and assigned $5.1 million to in-process research and development.
     In 2002, we entered into a venture, Luna Energy, L.L.C. (“Luna”), in which we had a 40% interest. In December 2004, we acquired the remaining 60% interest in Luna for $1.0 million in cash. As a result of the acquisition, we recorded $19.0 million of goodwill, $5.5 million of intangible assets and assigned $1.8 million to in-process research and development.
     All acquisitions above are included in the Completion and Production segment. For each of these acquisitions, the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed using a discounted cash flow approach. Amounts related to in-process research and development were written off at the date of acquisition and are included in research and engineering expenses. Pro forma results of operations have not been presented individually or in the aggregate for these acquisitions because the effects of these acquisitions were not material to our consolidated financial statements.
NOTE 4. STOCK-BASED COMPENSATION
     On January 1, 2006, we adopted SFAS 123(R), which establishes accounting for equity instruments exchanged for employee services. SFAS 123(R) is a revision of SFAS 123 and supersedes APB 25. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense over the employee’s service period, which is generally the vesting period of the equity grant.
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

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     SFAS 123(R) also clarified the accounting in SFAS 123 related to estimating the service period for employees that are or become retirement eligible during the vesting period, requiring that the recognition of compensation expense for these employees be accelerated. This impacts the timing of expense recognition, but not the total expense to be recognized over the vesting period. In the first quarter of 2005, we adopted this new methodology on a prospective basis. The cumulative effect of this clarification was $11.8 million, net of tax, and related only to stock option awards. We have included this amount in our pro forma disclosure for stock-based compensation costs for the year ended December 31, 2005.
     We adopted SFAS 123(R) using the modified prospective application method and, accordingly, no prior periods have been restated. Under this method, compensation cost recognized during the year ended December 31, 2006 includes: (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock-based awards granted after January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123(R). Additionally, compensation cost is recognized based on awards ultimately expected to vest, therefore, we have reduced the cost for estimated forfeitures based on historical forfeiture rates. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures. As a result of the adoption of SFAS 123(R), the balance in unearned compensation recorded in stockholders’ equity as of January 1, 2006, of $12.4 million, net of tax, was reclassified to and reduced the balance of capital in excess of par value.
     The FASB Staff Position No. FAS 123 (R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”), provides an alternative method of calculating excess tax benefits (the “APIC pool”) from the method defined in SFAS 123(R). A one-time election to adopt the transition method in FSP 123(R)-3 is available to those entities adopting SFAS 123(R). The Company has calculated the APIC pool using the alternative method outlined in FSP 123(R)-3.
     The following table summarizes stock-based compensation costs recognized under SFAS 123(R) for the year ended December 31, 2006 and under APB 25 for the years ended December 31, 2005 and 2004. There were no stock-based compensation costs capitalized as the amounts were not material.

	2006	2005	2004

Stock-based compensation costs	$46.0	$9.2	$2.5
Tax benefit	(10.1)	(3.1)	(0.9)

Stock-based compensation costs, net of tax	$35.9	$6.1	$1.6

     The application of SFAS 123(R) had the following effect on the as reported amounts for the year ended December 31, 2006 compared to amounts that would have been reported using the intrinsic value method pursuant to our previous accounting method:

			Intrinsic
			Value
		SFAS 123(R)	Method
	As Reported	Effect	(APB 25)

Income from continuing operations before income taxes	$3,736.8	$26.4	$3,763.2
Income from continuing operations	2,398.6	21.5	2,420.1
Net income	2,419.0	21.5	2,440.5

Basic earnings per share:
Income from continuing operations	$7.26	$0.07	$7.33
Net income	7.32	0.07	7.39

Diluted earnings per share:
Income from continuing operations	$7.21	$0.06	$7.27
Net income	7.27	0.06	7.33

Cash flows from operating activities	$590.1	$18.5	$608.6
Cash flows from financing activities	(1,926.4)	(18.5)	(1,944.9)

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     The following table illustrates the pro forma effect on net income and earnings per share for the years ended December 31, 2005 and 2004 if we had recognized compensation expense by applying the fair value based method to all awards as provided for under SFAS 123:

	Pro Forma	Pro Forma
	2005	2004

Net income, as reported	$878.4	$528.6
Add: Stock-based compensation for restricted stock awards and units included in reported net income, net of tax	6.1	1.6
Deduct: Stock-based compensation determined under SFAS 123, net of tax	(35.0)	(23.1)

Pro forma net income	$849.5	$507.1

Basic EPS:
As reported	$2.59	$1.58
Pro forma	2.50	1.52
Diluted EPS:
As reported	$2.57	$1.58
Pro forma	2.49	1.51
     For our stock options and restricted stock awards and units, we currently have 32.5 million shares authorized for issuance and as of December 31, 2006, approximately 10.2 million shares were available for future grants. Our policy is to issue new shares for exercises of stock options; vesting of restricted stock awards and units; and issuances under the employee stock purchase plan.
Stock Options
     Our stock option plans provide for the issuance of incentive and non-qualified stock options to directors, officers and other key employees at an exercise price equal to the fair market value of the stock at the date of grant. Although subject to the terms of the stock option agreement, substantially all of the stock options become exercisable in three equal annual installments, beginning a year from the date of grant, and generally expire ten years from the date of grant. The stock option plans provide for the acceleration of vesting upon the employee’s retirement. Therefore, we reduced the service period for employees that are or will become retirement eligible during the vesting period and, accordingly, the recognition of compensation expense for these employees is accelerated. Compensation cost related to stock options is recognized on a straight-line basis over the vesting or service period and is net of forfeitures.
     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. The following table presents the weighted average assumptions used in the option pricing model for options granted. The expected life of the options represents the period of time the options are expected to be outstanding. For the years 2005 and 2004, the expected life was based on historical trends. For the year ended December 31, 2006, the expected life is based on our historical exercise trends and post-vest termination data incorporated into a forward looking stock price model. For the years 2005 and 2004, our expected volatility is based on the historical volatility of our stock for a period approximating the expected life. For the year ended December 31, 2006, as allowed under the Securities and Exchange Commission’s Staff Accounting Bulletin 107 (“SAB 107”), the expected volatility is based on our implied volatility, which is the volatility forecast that is implied by the prices of our actively traded options to purchase our stock observed in the market. The risk-free interest rate is based on the observed U.S. Treasury yield curve in effect at the time the options were granted. The dividend yield is based on our history of dividend payouts.

	2006	2005	2004
	Actual	Pro Forma	Pro Forma

Expected life (years)	5.0	3.7	3.5
Risk-free interest rate	4.8%	3.7%	2.8%
Volatility	31.1%	35.0%	39.9%
Dividend yield	0.7%	1.0%	1.3%
Weighted average fair value per share at grant date	$26.15	$14.62	$11.16

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     A summary of our stock option activity and related information is presented below (in thousands, except per option prices):

		Weighted Average
		Exercise Price
	Number of Options	Per Option

Outstanding at December 31, 2005	5,575	$38.84
Granted	678	77.84
Exercised	(1,841)	35.28
Forfeited	(107)	46.11
Expired	(9)	44.73

Outstanding at December 31, 2006	4,296	$46.35

     The total intrinsic value of stock options (defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the option) exercised in 2006, 2005 and 2004 was $73.6 million, $84.6 million and $53.6 million, respectively. The income tax benefit realized from stock options exercised was $16.9 million for the year ended December 31, 2006. The total fair value of options vested in 2006, 2005 and 2004 was $20.2 million, $20.4 million and $31.5 million, respectively. As of December 31, 2006, there was $12.1 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted average period of 1.9 years.
     The following table summarizes information about stock options outstanding as of December 31, 2006 (in thousands, except per option prices and remaining life):

	Outstanding			Exercisable
		Weighted Average			Weighted Average
		Remaining	Weighted Average		Remaining	Weighted Average
	Number of	Contractual Life	Exercise Price Per	Number of	Contractual Life	Exercise Price Per
Range of Exercise Prices	Options	(In years)	Option	Options	(In years)	Option

$14.49 – $21.00	96	2.0	$20.52	96	2.0	$20.52
22.88 – 33.50	784	5.6	30.14	784	5.6	30.14
35.81 – 47.82	2,129	6.3	40.71	1,163	5.3	41.59
56.21 – 80.73	1,287	8.9	67.49	197	8.6	56.42

Total	4,296	6.9	$46.35	2,240	5.6	$37.99

     The aggregate intrinsic value of stock options outstanding at December 31, 2006 was $121.6 million, of which $82.2 million relates to awards vested and exercisable and $39.5 million relates to awards expected to vest. The intrinsic value for stock options outstanding is calculated as the amount by which the quoted price of $74.66 of our common stock at December 31, 2006 exceeds the exercise price of the options.
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

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     A summary of our RSA and RSU activity and related information is presented below (in thousands, except per share/unit prices):

		Weighted		Weighted
		Average		Average
	RSA	Grant Date	RSU	Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Units	Per Unit

Nonvested balance at December 31, 2005	669	$42.22	77	$42.60
Granted	327	73.97	79	74.00
Vested	(233)	40.53	(27)	43.30
Forfeited	(16)	62.02	(5)	53.62

Nonvested balance at December 31, 2006	747	$56.23	124	$61.91

     The weighted average grant date fair value per share for RSAs in 2005 and 2004 was $44.28 and $42.22, respectively. The weighted average grant date fair value per share for RSUs in 2005 was $42.60. There were no RSUs granted in 2004.
     The total grant date fair value of RSAs and RSUs vested in 2006 and 2004 was $10.6 million and $2.3 million, respectively. There were no RSAs or RSUs that vested in 2005. As of December 31, 2006, there was $25.9 million and $4.8 million of total unrecognized compensation cost related to nonvested RSAs and RSUs, respectively, which is expected to be recognized over a weighted average period of 2.1 years.
Employee Stock Purchase Plan
     Our Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of our stock at 85% of market value on the first or last business day, whichever is lower, of the calendar year. Purchases are limited to 10% of an employee’s base salary. We currently have 14.5 million shares authorized for issuance under the ESPP and at December 31, 2006, there were 2.9 million shares reserved for future issuance under the ESPP. Compensation expense determined under SFAS 123(R) for the year ended December 31, 2006 was calculated using the Black-Scholes option pricing model with the following assumptions:

	2006	2005	2004
	Actual	Pro Forma	Pro Forma

Expected life (years)	1.0	1.0	1.0
Interest rate	4.4%	2.7%	1.3%
Volatility	28.0%	26.6%	27.8%
Dividend yield	0.9%	1.1%	1.4%
Weighted average fair value per share at grant date	$7.66	$10.05	$7.53
     We calculated estimated volatility using historical daily prices based on the expected life of the stock purchase plan. The risk-free interest rate is based on the observed U.S. Treasury yield curve in effect at the time the ESPP shares were granted. The dividend yield is based on our history of dividend payouts.
NOTE 5. SALE OF INTEREST AND INVESTMENTS IN AFFILIATES
     We have investments in affiliates that are accounted for using the equity method of accounting. The most significant of these affiliates was our 30% interest in WesternGeco, a seismic venture jointly owned with Schlumberger Limited (“Schlumberger”). On April 28, 2006, we sold our 30% interest in WesternGeco to Schlumberger for $2.4 billion in cash. We recorded a pre-tax gain of $1,743.5 million ($1,035.2 million, net of tax).
     Prior to our sale, during 2006 and 2005, we received distributions of $59.6 million and $30.0 million, respectively, from WesternGeco, which were recorded as reductions in the carrying value of our investment.
     During 2005, we received $13.3 million from Schlumberger related to a true-up payment associated with revenues earned by WesternGeco during the four year period ending November 2004 from each party’s contributed multiclient seismic data libraries. We recorded $13.0 million as a reduction in the carrying value of our investment in WesternGeco and $0.3 million as interest income. The income tax effect of $3.3 million related to this payment is included in our provision for income taxes for the year ended December 31, 2005.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     In November 2000, we entered into an agreement with WesternGeco, whereby WesternGeco subleases a facility from us for a period of ten years at then current market rates. In 2006, we entered into an extension of the sublease for five additional years with rent to be determined based on market rates in 2010. During 2006, 2005 and 2004, we received payments of $5.6 million, $6.5 million and $5.5 million, respectively, from WesternGeco related to this lease.
     In February 2004, we completed the sale of our minority interest in Petreco International, a venture we entered into in 2001, for $35.8 million, of which $7.4 million was placed in escrow pending the outcome of potential indemnification obligations pursuant to the sales agreement. The escrow has now been received in full.
     The following table includes summarized unaudited combined financial information for the affiliates in which we account for our interests using the equity method of accounting. Included in the table are the operating and financial position results for WesternGeco as of March 31, 2006, the most recent date for which information is available. All other information for affiliates is as of December 31.

	2006	2005

Combined operating results:
Revenues	$582.9	$1,700.7
Operating income	166.1	327.3
Net income	145.2	279.7

Combined financial position:
Current assets	$1,229.4	$1,110.8
Noncurrent assets	1,116.1	1,056.6

Total assets	$2,345.5	$2,167.4

Current liabilities	$546.0	$522.7
Noncurrent liabilities	89.1	85.2
Stockholders’ equity	1,710.4	1,559.5

Total liabilities and stockholders’ equity	$2,345.5	$2,167.4

     As of December 31, 2006 and 2005, the excess of our investments as recorded on our balance sheet over our pro-rata share of the shareholders’ equity as reported by the affiliates was $8.4 million and $239.4 million, respectively.
NOTE 6. INCOME TAXES
     The provision for income taxes on income from continuing operations is comprised of the following for the years ended December 31:

	2006	2005	2004

Current:
United States	$861.5	$146.3	$51.7
Foreign	371.1	251.1	150.5

Total current	1,232.6	397.4	202.2

Deferred:
United States	97.9	7.0	45.4
Foreign	7.7	0.4	3.0

Total deferred	105.6	7.4	48.4

Provision for income taxes	$1,338.2	$404.8	$250.6

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     The geographic sources of income from continuing operations before income taxes are as follows for the years ended December 31:

	2006	2005	2004

United States	$1,917.3	$409.6	$213.9
Foreign	1,819.5	869.6	562.0

Income from continuing operations before income taxes	$3,736.8	$1,279.2	$775.9

     Tax benefits of $19.4 million, $19.8 million and $12.5 million associated with the exercise of employee stock options were allocated to equity and recorded in capital in excess of par value in the years ended December 31, 2006, 2005 and 2004, respectively.
     The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to income from continuing operations before income taxes for the reasons set forth below for the years ended December 31:

	2006	2005	2004

Statutory income tax at 35%	$1,307.9	$447.7	$271.6
Effect of sale of interest in affiliate	98.1	—	—
Effect of foreign operations	(86.9)	(46.0)	(28.3)
Net tax (benefit) charge related to foreign losses	(2.7)	5.5	4.0
State income taxes — net of U.S. tax benefit	12.1	8.8	3.4
Cumulative tax effect of SRP	—	(10.6)	—
Other — net	9.7	(0.6)	(0.1)

Provision for income taxes	$1,338.2	$404.8	$250.6

     During 2006, we provided $708.3 million for taxes related to the sale of our interest in WesternGeco. Approximately $98.1 million of this tax provision is in excess of the U.S. statutory income tax rate due to taxes provided on the expected repatriation of the non-U.S. proceeds received in the transaction and a larger U.S. tax gain due to lower tax basis compared to book basis.
     In 2005, we recognized a $10.6 million deferred tax asset attributable to the cumulative temporary difference between the carrying values of our Supplemental Retirement Plan (“SRP”) for financial reporting and income tax purposes, which had the effect of reducing tax expense.
     We have received tax assessments from various tax authorities and are currently at varying stages of appeals and /or litigation regarding these matters. We have provided for the amounts we believe will ultimately result from these proceedings. We believe we have substantial defenses to the questions being raised and will pursue all legal remedies should an unfavorable outcome result. While we have provided for the taxes that we believe will ultimately be payable as a result of these assessments, the aggregate assessments are approximately $36.2 million in excess of the taxes provided for in our consolidated financial statements.
     In addition to the aforementioned assessments that have been received from various tax authorities, we provide for taxes in certain situations where assessments have not been received. In those situations, we consider it probable that the taxes ultimately payable will exceed the amounts reflected in filed tax returns; accordingly, taxes are provided in those situations under the guidance in SFAS No. 5, Accounting for Contingencies, and are included in both income taxes in current liabilities and in deferred income taxes and other tax liabilities in the consolidated balance sheets. At December 31, 2006 and 2005, deferred income taxes and other tax liabilities, as reflected in the consolidated balance sheets, are $300.2 million and $228.1 million, respectively, which include $108.3 million and $30.6 million of deferred tax liabilities and $191.9 million and $197.5 million of other long-term tax liabilities.
     In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007. We currently estimate the cumulative effect of adopting FIN 48 to be a reduction to consolidated retained earnings as of January 1, 2007 in the range of $45.0 million to $60.0 million.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. The tax effects of our temporary differences and carryforwards are as follows at December 31:

	2006	2005

Deferred tax assets:
Receivables	$9.9	$9.9
Inventory	138.3	125.9
Property	53.3	40.8
Employee benefits	63.4	28.7
Other accrued expenses	46.9	31.5
Operating loss carryforwards	41.1	44.1
Tax credit carryforwards	20.7	46.7
Capitalized research and development costs	39.2	63.5
Other	29.6	46.0

Subtotal	442.4	437.1
Valuation allowances	(50.7)	(42.4)

Total	391.7	394.7

Deferred tax liabilities:
Goodwill	130.8	113.4
Undistributed earnings of foreign subsidiaries	150.3	61.7
Other	30.4	20.7

Total	311.5	195.8

Net deferred tax asset	$80.2	$198.9

     We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We have provided a valuation allowance for operating loss carryforwards in certain non-U.S. jurisdictions where our operations have decreased, currently ceased or we have withdrawn entirely.
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
     At December 31, 2006, we had approximately $14.0 million of foreign tax credits which may be carried forward indefinitely under applicable foreign law and $6.7 million of state tax credits expiring in varying amounts between 2016 and 2021. The operating loss carryforwards without a valuation allowance will expire in varying amounts over the next twenty years.
NOTE 7. EARNINGS PER SHARE
     A reconciliation of the number of shares used for the basic and diluted EPS computations is as follows for the years ended December 31:

	2006	2005	2004

Weighted average common shares outstanding for basic EPS	330.6	339.4	333.8
Effect of dilutive securities — stock plans	2.0	2.1	1.8

Adjusted weighted average common shares outstanding for diluted EPS	332.6	341.5	335.6

Future potentially dilutive shares excluded from diluted EPS:
Options with an exercise price greater than the average market price for the period	0.7	0.7	4.6

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
NOTE 8. INVENTORIES
     Inventories are comprised of the following at December 31:

	2006	2005

Finished goods	$1,239.5	$914.5
Work in process	188.0	134.2
Raw materials	101.3	77.6

Total	$1,528.8	$1,126.3

NOTE 9. PROPERTY
     Property is comprised of the following at December 31:

	Depreciation
	Period	2006	2005

Land		$46.1	$39.7
Buildings and improvements	5 - 40 years	661.0	611.7
Machinery and equipment	2 - 20 years	2,387.6	2,022.3
Rental tools and equipment	1 - 8 years	1,419.2	1,157.5

Total property		4,513.9	3,831.2
Accumulated depreciation		(2,713.4)	(2,475.7)

Property — net		$1,800.5	$1,355.5

NOTE 10. GOODWILL AND INTANGIBLE ASSETS
     The changes in the carrying amount of goodwill are detailed below by segment:

	Drilling	Completion
	and Evaluation	and Production	Total

Balance as of December 31, 2004	$902.9	$364.1	$1,267.0
Goodwill from acquisitions during the period	—	48.1	48.1
Translation adjustments and other	1.2	(0.5)	0.7

Balance as of December 31, 2005	904.1	411.7	1,315.8
Goodwill from acquisitions during the period	5.3	30.4	35.7
Adjustments for final purchase price allocations of previous acquisitions	—	(5.0)	(5.0)
Translation adjustments and other	(0.2)	0.7	0.5

Balance as of December 31, 2006	$909.2	$437.8	$1,347.0

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     We perform an annual impairment test of goodwill as of October 1 of every year. There were no impairments of goodwill in 2006, 2005 or 2004 related to the annual impairment test.
     Intangible assets are comprised of the following at December 31:

	2006			2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Technology based	$236.7	$(87.2)	$149.5	$204.8	$(71.3)	$133.5
Contract based	13.8	(6.6)	7.2	11.1	(6.5)	4.6
Marketing related	5.7	(5.7)	—	6.1	(5.6)	0.5
Customer based	13.7	(2.4)	11.3	6.4	(0.4)	6.0
Other	0.7	(0.4)	0.3	1.2	(0.7)	0.5

Total amortizable intangible assets	270.6	(102.3)	168.3	229.6	(84.5)	145.1
Marketing related intangible asset with an indefinite useful life	22.1	—	22.1	18.3	—	18.3

Total	$292.7	$(102.3)	$190.4	$247.9	$(84.5)	$163.4

     Intangible assets are amortized either on a straight-line basis with estimated useful lives ranging from 1 to 20 years, or on a basis that reflects the pattern in which the economic benefits of the intangible assets are expected to be realized, which range from 15 to 30 years.
     Amortization expense included in net income for the years ended December 31, 2006, 2005 and 2004 was $20.0 million, $15.2 million and $14.9 million, respectively. Estimated amortization expense for each of the subsequent five fiscal years is expected to be within the range of $13.4 million to $20.4 million.
NOTE 11. INDEBTEDNESS
     Total debt consisted of the following at December 31:

	2006	2005

6.25% Notes due January 2009 with an effective interest rate of 4.69%, net of unamortized discount and debt issuance costs of $0.7 at December 31, 2006 ($1.0 at December 31, 2005)	$334.8	$339.5

6.00% Notes due February 2009 with an effective interest rate of 6.11%, net of unamortized discount and debt issuance costs of $0.4 at December 31, 2006 ($0.5 at December 31, 2005)	199.6	199.5

8.55% Debentures due June 2024 with an effective interest rate of 8.76%, net of unamortized discount and debt issuance costs of $2.4 at December 31, 2006 ($2.5 at December 31, 2005)	147.6	147.5

6.875% Notes due January 2029 with an effective interest rate of 7.08%, net of unamortized discount and debt issuance costs of $8.3 at December 31, 2006 ($8.5 at December 31, 2005)	391.7	391.5

Other debt	1.4	9.9

Total debt	1,075.1	1,087.9
Less short-term debt and current maturities	1.3	9.9

Long-term debt	$1,073.8	$1,078.0

     At December 31, 2006, we had $1,057.8 million of credit facilities with commercial banks, of which $500.0 million is a committed revolving credit facility (the “facility”) that expires in July 2011. The facility provides for up to two one-year extensions, subject to the approval and acceptance by the lenders, among other conditions. In addition, the facility contains a provision to allow for an

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
increase in the facility amount of an additional $500.0 million, subject to the approval and acceptance by the lenders, among other conditions. The facility contains certain covenants which, among other things, require the maintenance of a funded indebtedness to total capitalization ratio (a defined formula per the facility) of less than or equal to 0.60, restrict certain merger transactions or the sale of all or substantially all of the assets of the Company or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the facility may be accelerated. Such events of default include payment defaults to lenders under the facility, covenant defaults and other customary defaults. At December 31, 2006, we were in compliance with all of the facility covenants. There were no direct borrowings under the facility during the year ended December 31, 2006; however, to the extent we have outstanding commercial paper, our ability to borrow under the facility is reduced. At December 31, 2006, we had no outstanding commercial paper.
     In prior years, we terminated various interest rate swap agreements prior to their scheduled maturities resulting in net gains. The net gains were deferred and are being amortized as a net reduction of interest expense over the remaining life of the underlying debt securities. The unamortized net deferred gains of $10.5 million and $15.5 million are included in the 6.25% Notes due January 2009 and reported in long-term debt in the consolidated balance sheets at December 31, 2006 and 2005, respectively.
     Maturities of debt at December 31, 2006 are as follows: 2007 — $1.3 million; 2008 — $0.0 million; 2009 — $534.5 million; 2010 — $0.0 million, 2011 — $0.0 million; and $539.3 million thereafter.
NOTE 12. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
     Our financial instruments include cash and short-term investments, receivables, payables, debt and foreign currency forward contracts. Except as described below, the estimated fair value of such financial instruments at December 31, 2006 and 2005 approximates their carrying value as reflected in our consolidated balance sheets. The fair value of our debt and foreign currency forward contracts has been estimated based on quoted year end market prices.
     The estimated fair value of total debt at December 31, 2006 and 2005 was $1,171.0 million and $1,233.6 million, respectively, which differs from the carrying amounts of $1,075.1 million and $1,087.9 million, respectively, included in our consolidated balance sheets.
Foreign Currency Forward Contracts
     At December 31, 2006, we had entered into several foreign currency forward contracts with notional amounts aggregating $105.0 million to hedge exposure to currency fluctuations in various foreign currency payables and receivables, including British Pound Sterling, Norwegian Krone, Euro, Indonesian Rupiah and Brazilian Real. These contracts are designated and qualify as fair value hedging instruments. Based on quoted market prices as of December 31, 2006 for contracts with similar terms and maturity dates, we recorded a loss of $0.2 million to adjust these foreign currency forward contracts to their fair market value. This loss offsets designated foreign currency exchange gains resulting from the underlying exposures and is included in selling, general and administrative expense in the consolidated statement of operations.
     At December 31, 2005, we had entered into several foreign currency forward contracts with notional amounts aggregating $65.0 million to hedge exposure to currency fluctuations in various foreign currency payables and receivables, including British Pound Sterling, Norwegian Krone, Euro and Brazilian Real. These contracts were designated and qualified as fair value hedging instruments. Based on quoted market prices as of December 31, 2005 for contracts with similar terms and maturity dates, we recorded a gain of $0.1 million to adjust these foreign currency forward contracts to their fair market value. This gain offsets designated foreign currency exchange losses resulting from the underlying exposures and is included in selling, general and administrative expense in the consolidated statement of operations.
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
NOTE 13. SEGMENT AND RELATED INFORMATION
     We are a provider of drilling, formation evaluation, completion and production products and services to the worldwide oil and natural gas industry. We have historically reported our results under three segments — Drilling and Evaluation, Completion and Production and WesternGeco. The WesternGeco segment consisted of our 30% interest in WesternGeco which we sold in April 2006.
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
•	The Drilling and Evaluation segment consists of the Baker Hughes Drilling Fluids (drilling fluids), Hughes Christensen (oilfield drill bits), INTEQ (drilling, measurement-while-drilling and logging-while-drilling) and Baker Atlas (wireline formation evaluation and wireline completion services) divisions. The Drilling and Evaluation segment provides products and services used to drill and evaluate oil and natural gas wells.

•	The Completion and Production segment consists of the Baker Oil Tools (workover, fishing and completion equipment), Baker Petrolite (oilfield specialty chemicals) and Centrilift (electrical submersible pumps and progressing cavity pumps) divisions and the ProductionQuest business unit. The Completion and Production segment provides equipment and services used from the completion phase through the productive life of oil and natural gas wells.
     The performance of our segments is evaluated based on segment profit (loss), which is defined as income from continuing operations before income taxes, interest expense, interest and dividend income and accounting changes. The “Corporate and Other” column includes corporate-related items, the pre-tax gain on the sale of our interest in WesternGeco of $1,743.5 million, the financial charge of $46.1 million recorded in connection with the settlement negotiations with the SEC and DOJ, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to the segments. The “Corporate and Other” column also includes assets of discontinued operations as of December 31, 2005 and 2004. Summarized financial information is shown in the following table.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

	Drilling	Completion
	and	and		Total	Corporate
	Evaluation	Production	WesternGeco	Oilfield	and Other	Total

2006
Revenues	$4,660.8	$4,366.6	$—	$9,027.4	$—	$9,027.4
Equity in income of affiliates	1.3	0.4	58.7	60.4	—	60.4
Segment profit	1,248.1	947.8	58.7	2,254.6	1,482.2	3,736.8
Total assets	3,988.8	3,595.7	—	7,584.5	1,121.2	8,705.7
Investment in affiliates	7.3	12.7	—	20.0	—	20.0
Capital expenditures	631.8	279.7	—	911.5	10.7	922.2
Depreciation and amortization	274.5	134.8	—	409.3	24.4	433.7

2005
Revenues	$3,694.2	$3,490.0	$—	$7,184.2	$1.3	$7,185.5
Equity in income of affiliates	1.1	2.2	96.7	100.0	0.1	100.1
Segment profit (loss)	766.3	682.4	96.7	1,545.4	(266.2)	1,279.2
Total assets	3,221.9	2,882.6	688.0	6,792.5	1,014.9	7,807.4
Investment in affiliates	6.1	12.2	660.6	678.9	—	678.9
Capital expenditures	347.8	129.6	—	477.4	0.9	478.3
Depreciation and amortization	232.7	121.1	—	353.8	28.6	382.4

2004
Revenues	$3,033.3	$3,042.9	$—	$6,076.2	$3.4	$6,079.6
Equity in income (loss) of affiliates	0.4	1.9	34.5	36.8	(0.5)	36.3
Segment profit (loss)	510.4	514.4	34.5	1,059.3	(283.4)	775.9
Total assets	2,893.1	2,625.4	643.9	6,162.4	658.9	6,821.3
Investment in affiliates	5.2	48.3	624.6	678.1	—	678.1
Capital expenditures	236.4	110.4	—	346.8	1.4	348.2
Depreciation and amortization	226.7	116.7	—	343.4	28.2	371.6
     For the years ended December 31, 2006, 2005 and 2004, there were no revenues attributable to one customer that accounted for more than 10% of total revenues.
     The following table presents the details of “Corporate and Other” segment profit (loss) for the years ended December 31:

	2006	2005	2004

Corporate and other expenses	$(259.9)	$(211.9)	$(206.6)
Interest expense	(68.9)	(72.3)	(83.6)
Interest and dividend income	67.5	18.0	6.8
Gain on sale of interest in affiliate	1,743.5	—	—

Total	$1,482.2	$(266.2)	$(283.4)

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     The following table presents the details of “Corporate and Other” total assets at December 31:

	2006	2005	2004

Cash and other assets	$902.8	$771.8	$330.8
Accounts receivable	8.8	9.3	26.5
Current deferred tax asset	2.6	29.4	61.7
Property	65.8	78.5	107.6
Other tangible assets	141.2	109.3	115.6
Assets of discontinued operations	—	16.6	16.7

Total	$1,121.2	$1,014.9	$658.9

     The following table presents consolidated revenues by country based on the location of the use of the products or services for the years ended December 31:

	2006	2005	2004

United States	$3,392.5	$2,576.1	$2,132.9
Canada	607.1	472.8	389.1
United Kingdom	514.8	402.9	329.2
Norway	438.4	376.1	310.7
Saudi Arabia	391.3	170.6	89.3
China	212.0	218.5	192.9
Venezuela	190.1	176.8	163.3
Other countries	3,281.2	2,791.7	2,472.2

Total	$9,027.4	$7,185.5	$6,079.6

     The following table presents net property by country based on the location of the asset at December 31:

	2006	2005	2004

United States	$927.8	$734.4	$724.6
United Kingdom	188.8	133.2	146.0
Canada	78.8	67.9	56.4
Germany	51.7	49.4	44.4
Norway	50.7	43.8	46.8
United Arab Emirates	44.3	29.0	15.4
Brazil	34.3	21.0	18.8
Other countries	424.1	276.8	279.8

Total	$1,800.5	$1,355.5	$1,332.2

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
NOTE 14. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT PLANS
     We have noncontributory defined benefit pension plans (“Pension Benefits”) covering employees primarily in the U.S., the U.K. and Germany. In the U.S., we merged two pension plans effective January 1, 2007, resulting in one tax-qualified U.S. pension plan, the Baker Hughes Incorporated Pension Plan (“BHIPP”). Under the provisions of BHIPP, a hypothetical cash balance account is established for each participant. Such accounts receive pay credits on a quarterly basis. The quarterly pay credit is based on a percentage according to the employee’s age on the last day of the quarter applied to quarterly eligible compensation. In addition to quarterly pay credits, a cash balance account receives interest credits based on the balance in the account on the last day of the quarter. The BHIPP also includes frozen accrued benefits for participants in legacy defined benefit plans. For the majority of the participants in the U.K. pension plans, we do not accrue benefits as the plans are frozen; however, there are a limited number of members who still accrue future benefits on a defined benefit basis. The Germany pension plan is an unfunded plan where benefits are based on creditable years of service, creditable pay and accrual rates. We also provide certain postretirement health care and life insurance benefits (“other postretirement benefits”), through an unfunded plan, to substantially all U.S. employees who retire and have met certain age and service requirements.
Adoption of SFAS 158
     In September 2006, the FASB issued SFAS 158, which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Additionally, it requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006; however, the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. We adopted all requirements of SFAS 158 on December 31, 2006, except for the funded status measurement date requirement which will be adopted on December 31, 2008, as allowed under SFAS 158.
     The incremental effect of applying SFAS 158 on the individual line items in the balance sheet as of December 31, 2006, is provided below:

		Increases (Decreases)
	Before			Other	After
	Application		Non-U.S.	Postretirement	Application
	of SFAS 158	U.S. Pensions	Pensions	Benefits	of SFAS 158

Other assets	$479.2	$(24.0)	$(81.5)	$6.3	$380.0
Intangible assets	190.5	(0.1)	—	—	190.4
Total assets	$8,805.0	$(24.1)	$(81.5)	$6.3	$8,705.7

Liabilities for pensions and other postretirement benefits	$399.0	$(0.2)	$(77.4)	$17.9	$339.3
Accumulated other comprehensive loss	(147.6)	(23.9)	(4.1)	(11.6)	(187.2)
Total stockholders’ equity	5,282.5	(23.9)	(4.1)	(11.6)	5,242.9
Total liabilities and stockholders’ equity	$8,805.0	$(24.1)	$(81.5)	$6.3	$8,705.7
     In the table above, the incremental effect on other assets consists of a decrease of $120.8 million related to prepaid pension assets offset by an increase of $21.6 million related to deferred tax assets. The incremental effect on accumulated other comprehensive loss (“AOCL”) is net of the tax impact of $21.6 million.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
Funded Status
     Below is the reconciliation of the beginning and ending balances of benefit obligations, fair value of plan assets and the funded status of our plans. For our pension plans, the benefit obligation is the projected benefit obligation (“PBO”) and for our other post-retirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation (“APBO”). The measurement date for plan assets and obligations are as of October 1 of each year presented.

					Other
	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Benefits
	2006	2005	2006	2005	2006	2005

Change in benefit obligation:
Benefit obligation at beginning of year	$238.8	$203.8	$287.5	$261.0	$184.5	$169.5
Service cost	26.2	22.8	3.4	2.2	7.4	6.1
Interest cost	12.8	11.9	15.0	13.8	9.7	9.7
Actuarial (gain) loss	(0.1)	10.9	24.6	47.8	(31.8)	12.5
Benefits paid	(11.7)	(11.3)	(10.6)	(5.3)	(12.9)	(13.3)
Plan amendments	6.1	—	—	—	—	—
Curtailments/settlements (gain) loss	—	—	—	(1.2)	—	—
Other	(2.5)	0.7	0.1	0.2	—	—
Exchange rate adjustments	—	—	40.5	(31.0)	—	—

Benefit obligation at end of year	269.6	238.8	360.5	287.5	156.9	184.5

Change in plan assets:
Fair value of plan assets at beginning of year	354.1	284.9	207.6	158.3	—	—
Actual return on plan assets	39.7	45.9	23.3	30.7	—	—
Employer contributions	30.6	34.6	22.3	45.6	12.9	13.3
Benefits paid	(11.7)	(11.3)	(10.6)	(5.3)	(12.9)	(13.3)
Settlements (gain) loss	—	—	—	(1.3)	—	—
Other	(2.5)	—	0.1	—	—	—
Exchange rate adjustments	—	—	30.6	(20.4)	—	—

Fair value of plan assets at end of year	410.2	354.1	273.3	207.6	—	—

Funded status over (under) at measurement date	140.6	115.3	(87.2)	(79.9)	(156.9)	(184.5)
Employer contributions — fourth quarter	0.6	28.8	18.3	8.3	3.8	3.3

Funded status over (under) at end of year	$141.2	144.1	$(68.9)	(71.6)	$(153.1)	(181.2)

Unrecognized actuarial loss, net		47.8		95.1		45.4
Unrecognized prior service cost, net		0.3		0.2		7.2

Net amount recognized		$192.2		$23.7		$(128.6)

     The amounts recognized in the consolidated balance sheet consist of the following as of December 31:

					Other
	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Benefits
	2006	2005	2006	2005	2006	2005

Noncurrent assets	$160.1	$203.6	$—	$46.2	$—	$—
Current liabilities	(2.3)	—	(0.6)	—	(13.8)	(15.5)
Noncurrent liabilities	(16.6)	(11.4)	(68.3)	(22.5)	(139.3)	(113.1)

Net amount recognized	$141.2	$192.2	$(68.9)	$23.7	$(153.1)	$(128.6)

     The weighted average asset allocations by asset category for the plans are as follows at December 31:

	Percentage of Plan Assets
	U.S. Pension Benefits			Non-U.S. Pension Benefits
Asset Category	Target	2006	2005	Target	2006	2005

Equity securities	68%	68%	69%	55%	55%	58%
Debt securities	25%	24%	21%	21%	28%	20%
Real estate	7%	8%	9%	21%	12%	17%
Other	—	—	1%	3%	5%	5%

Total	100%	100%	100%	100%	100%	100%

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     We have an investment committee that meets quarterly to review the portfolio returns and to determine asset-mix targets based on asset/liability studies. A third-party investment consultant assisted us in developing an asset allocation strategy to determine our expected rate of return and expected risk for various investment portfolios. The investment committee considered these studies in the formal establishment of the current asset-mix targets based on the projected risk and return levels for each asset class.
     The accumulated benefit obligation (“ABO”) is the actuarial present value of pension benefits attributed to employee service to date and present compensation levels. The ABO differs from the PBO in that the ABO does not include any assumptions about future compensation levels. The ABO for all U.S. plans was $260.9 million and $232.9 million at December 31, 2006 and 2005, respectively. The ABO for all non-U.S. plans was $353.3 million and $279.2 million at December 31, 2006 and 2005, respectively.
     Information for the plans with ABOs in excess of plan assets is as follows at December 31:

					Other
	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Benefits
	2006	2005	2006	2005	2006	2005

Projected benefit obligation	$19.5	$108.0	$355.1	$281.7	n/a	n/a
Accumulated benefit obligation	19.2	102.2	348.4	274.6	$156.9	$184.5
Fair value of plan assets	—	77.9	268.1	203.0	n/a	n/a
     Weighted average assumptions used to determine benefit obligations for these plans are as follows for the years ended December 31:

					Other
	U.S. Pension		Non-U.S. Pension		Postretirement
	Benefits		Benefits		Benefits
	2006	2005	2006	2005	2006	2005

Discount rate	6.0%	5.5%	5.0%	4.9%	6.0%	5.5%
Rate of compensation increase	4.0%	4.0%	3.9%	3.4%	n/a	n/a
     The development of the discount rate for our U.S. plans was based on a bond matching model whereby a hypothetical bond portfolio of high-quality, fixed-income securities is selected that will match the cash flows underlying the projected benefit obligation. The discount rate assumption for our non-U.S. plans reflects the market rate for high-quality, fixed-income securities.
Accumulated Other Comprehensive Loss
     The amounts recognized in accumulated other comprehensive loss (“AOCL”) consist of the following as of December 31, 2006:

			Other
	U.S. Pension	Non-U.S. Pension	Postretirement
	Benefits	Benefits	Benefits

Net loss (gain)	$38.8	$123.4	$11.5
Net prior service cost (credit)	6.4	0.2	6.4
Net transition obligation	—	0.1	—

Total	$45.2	$123.7	$17.9

     The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $3.3 million and $0.7 million, respectively. The estimated prior service cost for the other postretirement benefits that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $1.0 million.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
Net Periodic Benefit Costs
     The components of net periodic benefit cost are as follows for the years ended December 31:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004	2006	2005	2004

Service cost	$26.2	$22.8	$20.6	$3.4	$2.2	$2.1	$7.4	$6.1	$5.5
Interest cost	12.8	11.9	10.6	15.0	13.8	12.7	9.7	9.7	9.6
Expected return on plan assets	(31.6)	(25.9)	(20.7)	(16.0)	(13.2)	(9.2)	—	—	—
Amortization of prior service cost	0.1	—	0.1	—	—	—	0.8	0.6	0.6
Amortization of net (gain) loss	0.8	2.6	4.0	2.6	2.6	4.6	2.1	2.0	1.0
Special termination benefit cost	—	0.7	—	—	—	—	—	—	—
Settlement/curtailments (gain) loss	—	—	—	—	0.2	(3.2)	—	—	—

Net periodic benefit cost	$8.3	$12.1	$14.6	$5.0	$5.6	$7.0	$20.0	$18.4	$16.7

     Weighted average assumptions used to determine net periodic benefit costs for these plans are as follows for the years ended December 31:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004	2006	2005	2004

Discount rate	5.5%	6.0%	6.3%	4.9%	5.7%	5.4%	5.5%	6.0%	6.3%
Expected rate of return on plan assets	8.5%	8.5%	8.5%	6.9%	7.4%	7.3%	n/a	n/a	n/a
Rate of compensation increase	4.0%	3.5%	3.5%	3.5%	3.5%	2.5%	n/a	n/a	n/a
     In selecting the expected rate of return on plan assets, we consider the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of these plans. This includes considering the trusts’ asset allocation and the expected returns likely to be earned over the life of the plans.
Expected Cash Flows
     For all pension plans, we make annual contributions to the plans in amounts equal to or greater than amounts necessary to meet minimum governmental funding requirements. As a result of the merger of our U.S. plans, BHIPP is overfunded; therefore, we are not required nor do we intend to make pension contributions to BHIPP in 2007, and we currently estimate that we will not be required to make contributions to BHIPP for five to eight years thereafter. In 2007, we expect to contribute between $2.0 million and $3.0 million to our nonqualified U.S. pension plans and between $13.0 million and $15.0 million to the non-U.S. pension plans.
     The following table presents the expected benefit payments over the next ten years. The U.S. and non-U.S. pension benefit payments are made by the respective pension trust funds. The other postretirement benefits are net of expected Medicare subsidies of approximately $2.0 million per year and are payments that are expected to be made by us.

			Other
	U.S. Pension	Non-U.S. Pension	Postretirement
Year	Benefits	Benefits	Benefits

2007	$14.2	$10.9	$14.3
2008	15.0	10.9	14.8
2009	16.9	11.7	15.3
2010	19.1	9.8	15.6
2011	22.0	9.9	16.1
2012-2016	166.2	31.3	93.4

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
Health Care Cost Trend Rates
     Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement welfare benefits plan. As of December 31, 2006, the health care cost trend rate was 9.0% for employees under age 65 and 6.6% for participants over age 65, with each declining gradually each successive year until it reaches 5.0% for both employees under age 65 and over age 65 in 2011. A one percentage point change in assumed health care cost trend rates would have had the following effects on 2006:

	One Percentage	One Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$0.6	$(0.5)
Effect on postretirement welfare benefit obligation	10.0	(8.9)
DEFINED CONTRIBUTION PLANS
     During the periods reported, generally all of our U.S. employees were eligible to participate in our sponsored Thrift Plan, which is a 401(k) plan under the Internal Revenue Code of 1986, as amended (“the Code”). The Thrift Plan allows eligible employees to elect to contribute from 1% to 50% of their salaries to an investment trust. Employee contributions were matched in cash by us at the rate of $1.00 per $1.00 employee contribution for the first 3% and $0.50 per $1.00 employee contribution for the next 2% of the employee’s salary. Beginning January 1, 2007, we will match employee contributions in cash at the rate of $1.00 per $1.00 employee contribution for the first 5% of the employee’s salary. Such contributions vest immediately. In addition, we make cash contributions for all eligible employees between 2% and 5% of their salary depending on the employee’s age. Prior to January 1, 2007, such contributions become fully vested to the employee after five years of employment. Beginning January 1, 2007, such contributions are fully vested to the employee after three years of employment. The Thrift Plan provides for ten different investment options, for which the employee has sole discretion in determining how both the employer and employee contributions are invested. Our contributions to the Thrift Plan and several other non-U.S. defined contribution plans amounted to $102.2 million, $86.5 million and $75.5 million in 2006, 2005 and 2004, respectively.
     For certain non-U.S. employees who are not eligible to participate in the Thrift Plan, we provide a non-qualified defined contribution plan that provides basically the same benefits as the Thrift Plan. In addition, we provide a non-qualified supplemental retirement plan (“SRP”) for certain officers and employees whose benefits under the Thrift Plan and/or the U.S. defined benefit pension plan are limited by federal tax law. The SRP also allows the eligible employees to defer a portion of their eligible compensation and provides for employer matching and base contributions pursuant to limitations. Both non-qualified plans are invested through trusts, and the assets and corresponding liabilities are included in our consolidated balance sheet. Our contributions to these non-qualified plans were $8.3 million, $7.2 million and $6.1 million for 2006, 2005 and 2004, respectively.
POSTEMPLOYMENT BENEFITS
     We provide certain postemployment disability income, medical and other benefits to substantially all qualifying former or inactive U.S. employees. Income benefits for long-term disability are provided through a fully-insured plan. The continuation of medical and other benefits while on disability (“Continuation Benefits”) are provided through a qualified self-insured plan. The accrued postemployment liability for Continuation Benefits at December 31, 2006 and 2005 was $17.6 million and $17.5 million, respectively, and is included in other liabilities in our consolidated balance sheet.
NOTE 15. COMMITMENTS AND CONTINGENCIES
Leases
     At December 31, 2006, we had long-term non-cancelable operating leases covering certain facilities and equipment. The minimum annual rental commitments, net of amounts due under subleases, for each of the five years in the period ending December 31, 2011 are $82.0 million, $57.4 million, $40.8 million, $28.5 million and $21.6 million, respectively, and $137.9 million in the aggregate thereafter. We have not entered into any significant capital leases.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
Litigation
     We are involved in litigation or proceedings that have arisen in our ordinary business activities. We insure against these risks to the extent deemed prudent by our management and to the extent insurance is available, but no assurance can be given that the nature and amount of that insurance will be sufficient to fully indemnify us against liabilities arising out of pending and future legal proceedings. Many of these insurance policies contain deductibles or self-insured retentions in amounts we deem prudent and for which we are responsible for payment. In determining the amount of self-insurance, it is our policy to self-insure those losses that are predictable, measurable and recurring in nature, such as claims for automobile liability, general liability and workers compensation. We record accruals for the uninsured portion of losses related to these types of claims. The accruals for losses are calculated by estimating losses for claims using historical claim data, specific loss development factors and other information as necessary.
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
     In 2004, we received a subpoena from a grand jury in the Southern District of New York regarding goods and services we delivered to Iraq from 1995 through 2003 during the United Nations Oil-for-Food Program. In 2004, we also received a request from the SEC to provide a written statement and certain information regarding our participation in that program. We have responded to both the subpoena and the request and may provide additional materials.
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
     The Company has engaged in settlement discussions with both the DOJ and SEC concerning the issues in Nigeria, Angola and Kazakhstan. There can be no assurance that such discussions will result in a resolution of any or all of these issues; however, we have determined that the settlement discussions are likely to result in a resolution that will include both civil and criminal sanctions as well as significant fines and penalties. Our best estimate of the associated financial charge of $46.1 million was recorded in the fourth quarter of 2006 and is included in selling, general and administrative expenses. If a resolution is not concluded, we believe it is probable that the DOJ and SEC will seek civil and criminal sanctions against us as well as fines and penalties. If ultimately imposed, or if agreed to by settlement, such fines and penalties may exceed the current amount we have estimated and reserved. It is not possible to accurately predict at this time when any of the investigations will be finally resolved.
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

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     We are involved in voluntary remediation projects at some of our present and former manufacturing locations or other facilities, the majority of which relate to properties obtained in acquisitions or to sites no longer actively used in operations. On rare occasions, remediation activities are conducted as specified by a government agency-issued consent decree or agreed order. Remediation costs are accrued based on estimates of probable exposure using currently available facts, existing environmental permits, technology and presently enacted laws and regulations. Remediation cost estimates include direct costs related to the environmental investigation, external consulting activities, governmental oversight fees, treatment equipment and costs associated with long-term operation, maintenance and monitoring of a remediation project.
     We have also been identified as a potentially responsible party (“PRP”) in remedial activities related to various Superfund sites. We participate in the process set out in the Joint Participation and Defense Agreement to negotiate with government agencies, identify other PRPs, determine each PRP’s allocation and estimate remediation costs. We have accrued what we believe to be our pro-rata share of the total estimated cost of remediation and associated management of these Superfund sites. This share is based upon the ratio that the estimated volume of waste we contributed to the site bears to the total estimated volume of waste disposed at the site. Applicable United States federal law imposes joint and several liability on each PRP for the cleanup of these sites leaving us with the uncertainty that we may be responsible for the remediation cost attributable to other PRPs who are unable to pay their share. No accrual has been made under the joint and several liability concept for those Superfund sites where our participation is de minimis since we believe that the probability that we will have to pay material costs above our volumetric share is remote. We believe there are other PRPs who have greater involvement on a volumetric calculation basis, who have substantial assets and who may be reasonably expected to pay their share of the cost of remediation. For those Superfund sites where we are a significant PRP, remediation costs are estimated to include recalcitrant parties. In some cases, we have insurance coverage or contractual indemnities from third parties to cover a portion of or the ultimate liability.
     Our total accrual for environmental remediation is $17.3 million and $17.4 million, which includes accruals of $5.9 million and $4.9 million for the various Superfund sites, at December 31, 2006 and 2005, respectively. The determination of the required accruals for remediation costs is subject to uncertainty, including the evolving nature of environmental regulations and the difficulty in estimating the extent and type of remediation activity that will be utilized. We believe that the likelihood of material losses in excess of the amounts accrued is remote.
Other
     In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as letters of credit and other bank issued guarantees, which totaled approximately $376.9 million at December 31, 2006. We also had commitments outstanding for purchase obligations related to capital expenditures and inventory under purchase orders and contracts of approximately $253.7 million at December 31, 2006. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our consolidated financial statements.
NOTE 16. OTHER SUPPLEMENTAL INFORMATION
Product Warranty Liability
     The changes in the aggregate product warranty liability are as follows:

Balance as of December 31, 2004	$16.6
Claims paid	(2.6)
Additional warranties	2.1
Revisions in estimates for previously issued warranties	(2.5)
Other	(0.2)

Balance as of December 31, 2005	13.4
Claims paid	(6.3)
Additional warranties	11.4
Revisions in estimates for previously issued warranties	3.0
Other	1.1

Balance as of December 31, 2006	$22.6

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
Asset Retirement Obligations
     On December 31, 2005, we adopted FASB Interpretation No. 47, Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN 47 resulted in a charge of $0.9 million, net of tax of $0.5 million, recorded as the cumulative effect of accounting change in the consolidated statement of operations. In conjunction with the adoption, we recorded conditional asset retirement obligations of $1.6 million as the fair value of the costs associated with the special handling of asbestos related materials in certain facilities.
     We have certain facilities that contain asbestos related materials for which a liability has not been recognized because we are unable to determine the time frame over which these obligations may be settled. Our normal practice is to conduct asbestos abatement procedures when required by contractual requirements related to asset disposals or when a facility with asbestos is subject to significant renovation or is demolished. We have no plans or expectations to sell, abandon or demolish these other facilities nor do we anticipate the need for major renovations to them resulting from technological or operations changes or other factors. We expect these other facilities to be operational in their current state for the foreseeable future and, therefore, the time frame over which these obligations will be settled cannot be determined. As a result, sufficient information does not exist to enable us to reasonably estimate the fair value of the asset retirement obligation.
     The changes in the asset retirement obligation liability are as follows:

Balance as of December 31, 2004	$12.9
Liabilities incurred	1.6
Liabilities settled	(0.2)
Accretion expense	0.5
Revisions to existing liabilities	1.2
Adoption of FIN 47	1.6
Translation adjustments	(0.2)

Balance as of December 31, 2005	17.4
Liabilities incurred	1.3
Liabilities settled	(1.2)
Accretion expense	0.3
Revisions to existing liabilities	(2.3)
Translation adjustments	0.2

Balance as of December 31, 2006	$15.7

Accumulated Other Comprehensive Loss
     Accumulated other comprehensive loss, net of tax, is comprised of the following at December 31:

	2006	2005

Foreign currency translation adjustments	$(60.3)	$(117.4)
Pension and other postretirement benefits	(126.9)	(69.5)
Other	—	(1.1)

Total	$(187.2)	$(188.0)

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
Other
     Supplemental consolidated statement of operations information is as follows for the years ended December 31:

	2006	2005	2004

Rental expense (generally transportation equipment and warehouse facilities)	$161.0	$138.7	$123.5
Research and development	216.2	188.2	176.7
NOTE 17. QUARTERLY DATA (UNAUDITED)

					Total
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

2006
Revenues	$2,062.0	$2,203.3	$2,309.4	$2,452.7	$9,027.4
Gross profit (1)	712.5	780.7	851.1	900.7	3,245.0
Income from continuing operations	318.8	1,395.0	358.6	326.2	2,398.6
Net income	339.2	1,395.0	358.6	326.2	2,419.0
Basic earnings per share:
Income from continuing operations	0.93	4.15	1.10	1.02	7.26
Net income	0.99	4.15	1.10	1.02	7.32
Diluted earnings per share:
Income from continuing operations	0.93	4.14	1.09	1.02	7.21
Net income	0.99	4.14	1.09	1.02	7.27
Dividends per share	0.13	0.13	0.13	0.13	0.52
Common stock market prices:
High	77.44	88.60	83.65	78.25
Low	63.93	67.75	62.17	66.06

2005
Revenues	$1,642.9	$1,768.4	$1,784.8	$1,989.4	$7,185.5
Gross profit (1)	487.3	552.6	564.8	638.3	2,243.0
Income from continuing operations	178.4	218.0	220.6	257.4	874.4
Net income	179.8	218.8	221.9	257.9	878.4
Basic earnings per share:
Income from continuing operations	0.53	0.65	0.64	0.76	2.58
Net income	0.53	0.65	0.65	0.76	2.59
Diluted earnings per share:
Income from continuing operations	0.53	0.64	0.64	0.75	2.56
Net income	0.53	0.64	0.65	0.75	2.57
Dividends per share	0.115	0.115	0.115	0.13	0.475
Common stock market prices:
High	47.70	51.95	60.79	62.76
Low	41.20	42.51	51.54	51.20

(1)	Represents revenues less cost of sales, cost of services and rentals and research and engineering.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management has established and maintains a system of disclosure controls and procedures to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of December 31, 2006, our management, including our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of December 31, 2006 are effective, at a reasonable assurance level, in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
Design and Evaluation of Internal Control Over Financial Reporting
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management included a report of their assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information concerning our directors is set forth in the sections entitled “Proposal No. 1, Election of Directors,” and “Corporate Governance — Committees of the Board — Audit/Ethics Committee” in our Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2007 (“Proxy Statement”), which sections are incorporated herein by reference. For information regarding our executive officers, see “Item 1. Business — Executive Officers” in this Annual Report on Form 10-K. Additional information regarding compliance by directors and executive officers with Section 16(a) of the Exchange Act is set forth under the section entitled “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement, which section is incorporated herein by reference. For information concerning our Business Code of Conduct and Code of Ethical Conduct Certificates, see “Item 1. Business” in this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
     Information for this item is set forth in the following sections of our Proxy Statement, which sections are incorporated herein by reference: “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information concerning security ownership of certain beneficial owners and our management is set forth in the sections entitled “Voting Securities” and “Security Ownership of Management” in our Proxy Statement, which sections are incorporated herein by reference.
     Our Board of Directors has approved procedures for use under our Securities Trading and Disclosure Policy to permit our employees, officers and directors to enter into written trading plans complying with Rule 10b5-1 under the Exchange Act. Rule 10b5-1 provides criteria under which such an individual may establish a prearranged plan to buy or sell a specified number of shares of a company’s stock over a set period of time. Any such plan must be entered into in good faith at a time when the individual is not in possession of material, nonpublic information. If an individual establishes a plan satisfying the requirements of Rule 10b5-1, such individual’s subsequent receipt of material, nonpublic information will not prevent transactions under the plan from being executed. Certain of our officers have advised us that they have and may enter into a stock sales plan for the sale of shares of our common stock which are intended to comply with the requirements of Rule 10b5-1 of the Exchange Act. In addition, the Company has and may in the future enter into repurchases of our common stock under a plan that complies with Rule 10b5-1 or Rule 10b-18 of the Exchange Act.
Equity Compensation Plan Information
     The information in the following table is presented as of December 31, 2006 with respect to shares of our common stock that may be issued under our existing equity compensation plans, including the Baker Hughes Incorporated 1993 Stock Option Plan, the Baker Hughes Incorporated Long-Term Incentive Plan and the Baker Hughes Incorporated 2002 Directors & Officers Long-Term Incentive Plan, all of which have been approved by our stockholders.

	(In millions of shares)
			Number of
			Securities
			Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued Upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(excluding
	Outstanding	Outstanding	securities
	Options, Warrants	Options, Warrants	reflected in the
Equity Compensation Plan Category	and Rights	and Rights	first column)

Stockholder-approved plans (excluding Employee Stock Purchase Plan)	1.3	$52.34	3.5
Nonstockholder-approved plans (1)	3.0	43.84	6.7

Subtotal (except for weighted average exercise price)	4.3	46.39	10.2
Employee Stock Purchase Plan	—	(2)	2.9

Total	4.3 (3)		13.1

(1)	The table includes the following nonstockholder-approved plans: the 1998 Employee Stock Option Plan, the 1998 Special Employee Stock Option Plan, the 2002 Employee Long-Term Incentive Plan and the Director Compensation Deferral Plan. A description of each of these plans is set forth below.

(2)	The per share purchase price under the Baker Hughes Incorporated Employee Stock Purchase Plan is determined in accordance with section 423 of the Code as 85% of the lower of the fair market value of a share of our common stock on the date of grant or the date of purchase.

(3)	The table does not include shares subject to outstanding options we assumed in connection with certain mergers and acquisitions of entities which originally granted those options. When we acquired the stock of Western Atlas Inc. in a transaction completed in August 1998, we assumed the options granted under the Western Atlas Director Stock Option Plan. As of December 31, 2006, 5,400 shares of our common stock would be issuable upon the exercise of outstanding options previously granted under the Western Atlas Director Stock Option Plan with a weighted average exercise price per share of $33.15.

     Our nonstockholder-approved plans are described below:
1998 Employee Stock Option Plan
     The Baker Hughes Incorporated 1998 Employee Stock Option Plan (the “1998 ESOP”) was adopted effective as of October 1, 1998. The number of shares authorized for issuance under the 1998 ESOP is 7.0 million shares. Nonqualified stock options may be granted under the 1998 ESOP to our employees. The exercise price of the options will be equal to the fair market value per share of our common stock on the date of grant, and option terms may be up to ten years. Under the terms and conditions of the option award agreements for options issued under the 1998 ESOP, options generally vest and become exercisable in installments over the optionee’s period of service, and the options vest on an accelerated basis in the event of a change in control. As of December 31, 2006, options covering approximately 0.3 million shares of our common stock were outstanding under the 1998 ESOP, options covering approximately 0.2 million shares were exercised during fiscal year 2006 and approximately 0.3 million shares remained available for future options.
1998 Special Employee Stock Option Plan
     The Baker Hughes Incorporated 1998 Special Employee Stock Option Plan (the “1998 SESOP”) was adopted effective as of October 22, 1997. The number of shares authorized for issuance upon the exercise of options granted under the 1998 SESOP is 2.5 million shares. Under the 1998 SESOP, the Compensation Committee of our Board of Directors has the authority to grant nonqualified stock options to purchase shares of our common stock to a broad-based group of employees. The exercise price of the options will be equal to the fair market value per share of our common stock at the time of the grant, and option terms may be up to ten years. Stock option grants of 100 shares, with an exercise price of $47.813 per share, were issued to all of our U.S. employees in October 1997 and to our international employees in May 1998. As of December 31, 2006, options covering approximately 0.3 million shares of our common stock were outstanding under the 1998 SESOP, options covering approximately 0.2 million shares were exercised during fiscal year 2006 and approximately 1.6 million shares remained available for future options.
2002 Employee Long-Term Incentive Plan
     The Baker Hughes Incorporated 2002 Employee Long-Term Incentive Plan (the “2002 Employee LTIP”) was adopted effective as of March 6, 2002. The 2002 Employee LTIP permits the grant of awards as nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, stock awards and cash-based awards to our corporate officers and key employees. The number of shares authorized for issuance under the 2002 Employee LTIP is 9.5 million, with no more than 3.0 million available for grant as awards other than options (the number of shares is subject to adjustment for changes in our common stock).
     The 2002 Employee LTIP is the companion plan to the Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan, which was approved by our stockholders in 2002. The rationale for the two companion plans was to discontinue the use of the remaining older option plans and to have only two plans from which we would issue compensation awards.
     Options. The exercise price of the options will not be less than the fair market value of the shares of our common stock on the date of grant, and options terms may be up to ten years. The maximum number of shares of our common stock that may be subject to options granted under the 2002 Employee LTIP to any one employee during any one fiscal year will not exceed 3.0 million, subject to adjustment under the antidilution provisions of the 2002 Employee LTIP. Under the terms and conditions of the stock option awards for options issued under the 2002 Employee LTIP, options generally vest and become exercisable in installments over the optionee’s period of service, and the options vest on an accelerated basis in the event of a change in control or certain terminations of employment. As of December 31, 2006, options covering approximately 2.4 million shares of our common stock were outstanding under the 2002 Employee LTIP, options covering approximately 0.7 million shares were exercised during fiscal year 2006 and approximately 4.3 million shares remained available for future options.
     Performance Shares and Units; Cash-Based Awards. Performance shares may be granted to employees in the amounts and upon the terms determined by the Compensation Committee of our Board of Directors, but must be limited to no more than 1.0 million shares to any one employee in any one fiscal year. Performance units and cash-based awards may be granted to employees in amounts and upon the terms determined by the Compensation Committee, but must be limited to no more than $10.0 million for any one employee in any one fiscal year. The performance measures that may be used to determine the extent of the actual performance payout or vesting include, but are not limited to, net earnings; earnings per share; return measures; cash flow return on investments (net cash flows divided by owner’s equity); earnings before or after taxes, interest, depreciation and/or amortization; share price (including growth measures and total shareholder return) and Baker Value Added (our metric that measures operating profit after tax less the cost of capital employed).

     Restricted Stock and Restricted Stock Units. With respect to awards of restricted stock and restricted stock units, the Compensation Committee will determine the conditions or restrictions on the awards, including whether the holders of the restricted stock or restricted stock units will exercise full voting rights (in the case of restricted stock awards only) or receive dividends and other distributions during the restriction period. At the time the award is made, the Compensation Committee will determine the right to receive unvested restricted stock or restricted units after termination of service. Awards of restricted stock are limited to 1.0 million shares in any one year to any one individual. Awards of restricted stock units are limited to 1.0 million units in any one year to any one individual.
     Stock Appreciation Rights. Stock appreciation rights may be granted under the 2002 Employee LTIP on the terms and conditions determined by the Compensation Committee. The grant price of a freestanding stock appreciation right will not be less than the fair market value of our common stock on the date of grant. The maximum number of shares of our common stock that may be subject to stock appreciation rights granted under the 2002 Employee LTIP to any one individual during any one fiscal year will not exceed 3.0 million shares, subject to adjustment under the antidilution provisions of the 2002 Employee LTIP.
     Administration; Amendment and Termination. The Compensation Committee shall administer the 2002 Employee LTIP, and in the absence of the Compensation Committee, the Board will administer the Plan. The Compensation Committee will have full and exclusive power to interpret the provisions of the 2002 Employee LTIP as the Committee may deem necessary or proper. The Board may alter, amend, modify, suspend or terminate the 2002 Employee LTIP, except that no amendment, modification, suspension or termination that would adversely affect in any material way the rights of a participant under any award previously granted under the 2002 Employee LTIP may be made without the written consent of the participant. In addition, no amendment of the 2002 Employee LTIP shall become effective absent stockholder approval of the amendment, to the extent stockholder approval is otherwise required by applicable legal requirements.
Director Compensation Deferral Plan
     The Baker Hughes Incorporated Director Compensation Deferral Plan, as amended and restated effective July 24, 2002 (the “Deferral Plan”), is intended to provide a means for members of our Board of Directors to defer compensation otherwise payable and provide flexibility with respect to our compensation policies. Under the provisions of the Deferral Plan, directors may elect to defer income with respect to each calendar year. The compensation deferrals may be stock option-related deferrals or cash-based deferrals. If a director elects a stock option-related deferral, on the last day of each calendar quarter he or she will be granted a nonqualified stock option. The number of shares subject to the stock option is calculated by multiplying the amount of the deferred compensation that otherwise would have been paid to the director during the quarter by 4.4 and then dividing by the fair market value of our common stock on the last day of the quarter. The per share exercise price of the option will be the fair market value of a share of our common stock on the date the option is granted. Stock options granted under the Deferral Plan vest on the first anniversary of the date of grant and must be exercised within ten years of the date of grant. If a director’s directorship terminates for any reason, any options outstanding will expire three years after the termination of the directorship. The maximum aggregate number of shares of our common stock that may be issued under the Deferral Plan is 0.5 million. As of December 31, 2006, options covering 3,313 shares of our common stock were outstanding under the Deferral Plan, options covering 878 shares were exercised during fiscal 2006 and approximately 0.5 million shares remained available for future options.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     Information for this item is set forth in the section entitled “Corporate Governance-Director Independence” in our Proxy Statement, which section is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     Information concerning principal accounting fees and services is set forth in the section entitled “Fees Paid to Deloitte & Touche LLP” in our Proxy Statement, which section is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	List of Documents filed as part of this Report.
(1)	Financial Statements
All financial statements of the Registrant as set forth under Item 8 of this Annual Report on Form 10-K.
(2)	Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts
(3)	Exhibits
Each exhibit identified below is filed as a part of this report. Exhibits designated with an “*” are filed as an exhibit to this Annual Report on Form 10-K. Exhibits designated with a “+” are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2002).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed May 4, 2005).

3.3	Bylaws of Baker Hughes Incorporated restated as of April 27, 2006 (filed as Exhibit 3.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2006).

4.1	Rights of Holders of the Company’s Long-Term Debt. The Company has no long-term debt instrument with regard to which the securities authorized thereunder equal or exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of its long-term debt instruments to the SEC upon request.

4.2	Restated Certificate of Incorporation (filed as Exhibit 3.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2002).

4.3	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed May 4, 2005).

4.4	Bylaws of Baker Hughes Incorporated restated as of April 27, 2006 (filed as Exhibit 3.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2006).

4.5	Indenture dated as of May 15, 1994 between Western Atlas Inc. and The Bank of New York, Trustee, providing for the issuance of securities in series (filed as Exhibit 4.4 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2004).

10.1+	Employment Agreement by and between Baker Hughes Incorporated and Chad C. Deaton dated as of October 25, 2004 (filed as Exhibit 10.3 to Current Report of Baker Hughes Incorporated on Form 8-K filed October 7, 2004).

10.2+	Change in Control Agreement between Baker Hughes Incorporated and Chad C. Deaton dated as of October 25, 2004 (filed as Exhibit 10.2 to Current Report of Baker Hughes Incorporated on Form 8-K filed October 7, 2004).

10.3+	Indemnification Agreement dated as of October 25, 2004 between Baker Hughes Incorporated and Chad C. Deaton (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed on October 7, 2004).

10.4+	Stock Option Agreement issued to Chad C. Deaton on October 25, 2004 in the amount of 75,000 shares of Company Common Stock (filed as Exhibit 10.4 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2004).

10.5+	Agreement regarding restricted stock award issued to Chad C. Deaton on October 25, 2004 in the amount of 80,000 shares of Company Common Stock (filed as Exhibit 10.5 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2004).

10.6+	Agreement regarding restricted stock award issued to James R. Clark on October 27, 2004 in the amount of 40,000 shares of Baker Hughes Incorporated Common Stock (filed as Exhibit 10.7 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2004).

10.7+	Second Amended and Restated Stock Matching Agreement by and between Baker Hughes Incorporated and James R. Clark dated as of October 25, 2004 (filed as Exhibit 10.6 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2004).

10.8+	Letter dated October 26, 2005 to James R. Clark clarifying Mr. Clark’s employment terms (filed as Exhibit 10.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2005).

10.9+	Restated Retirement and Consulting Agreement between G. Stephen Finley and Baker Hughes Incorporated dated as of March 27, 2006 (filed as Exhibit 10.2 to Current Report on Form 8-K filed March 31, 2006).

10.10+	Letter Agreement between Peter A. Ragauss and Baker Hughes Incorporated dated as of March 27, 2006 (filed as Exhibit 10.1 to Current Report on Form 8-K filed March 31, 2006).

10.11+	Form of Change in Control Severance Plan (filed as Exhibit 10.8 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.12+	Form of Change in Control Severance Agreement between Baker Hughes Incorporated and David H. Barr and John A. O’Donnell effective as of July 28, 2004, and with James R. Clark, Alan R. Crain, Jr., Greg Nakanishi and Douglas J. Wall to be effective as of January 1, 2006 and with Chris P. Beaver, Paul S. Butero and Martin S. Craighead effective as of February 28, 2005 and with Richard L. Williams effective as of May 2, 2005 and with Charles S. Wolley effective as of January 1, 2006 and with Gary G. Rich effective as of September 15, 2006 (filed as Exhibit 10.8 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2004).

10.13+	Form of Indemnification Agreement between Baker Hughes Incorporated and each of the directors and executive officers (filed as Exhibit 10.4 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.14+	Baker Hughes Incorporated Director Retirement Policy for Certain Members of the Board of Directors (filed as Exhibit 10.10 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.15+	Baker Hughes Incorporated Director Compensation Deferral Plan, as amended and restated effective as of July 24, 2002 (filed as Exhibit 10.16 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2002).

10.16+	Baker Hughes Incorporated Executive Severance Plan (effective November 1, 2002) (filed as Exhibit 10.13 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2002).

10.17+	Baker Hughes Incorporated Annual Incentive Compensation Plan, as amended and restated effective January 1, 2005 (filed as Exhibit 10.1 to Quarterly Report of Baker Hughes Incorporated 10-Q for the quarter ended March 31, 2006).

10.18+	Baker Hughes Incorporated Supplemental Retirement Plan, as amended and restated effective as of January 1, 2005 (filed as Exhibit 10.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2005).

10.19+*	First Amendment to Baker Hughes Incorporated Supplemental Retirement Plan, as amended and restated effective as of January 1, 2005, dated February 9, 2007 to be effective January 1, 2007.

10.20+	Long-Term Incentive Plan, as amended by Amendment No. 1999-1 to Long-Term Incentive Plan (filed as Exhibit 10.18 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2002).

10.21+	Baker Hughes Incorporated 1998 Employee Stock Option Plan, as amended by Amendment No. 1999-1 to 1998 Employee Stock Option Plan (filed as Exhibit 10.3 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2003).

10.22+	Baker Hughes Incorporated 2002 Employee Long-Term Incentive Plan (filed as Exhibit 4.4 to Registration Statement No. 333-87372 on Form S-8 filed May 1, 2002).

10.23+	Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan (filed as Exhibit 10.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2003).

10.24+	Amendment to 2002 Director & Officer Long-Term Incentive Plan, effective as of October 27, 2005 (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.25	Baker Hughes Incorporated Employee Stock Purchase Plan, as amended and restated, effective as of March 3, 2003 (filed as Exhibit 10.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2003).

10.26+	Baker Hughes Incorporated Pension Plan effective as of January 1, 2002, as amended by First Amendment, effective January 1, 2002 (filed as Exhibit 10.51 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2002).

10.27+	Form of Stock Option Agreement for executive officers effective October 1, 1998 (filed as Exhibit 10.37 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

10.28+	Form of Nonqualified Stock Option Agreement for directors effective October 25, 1998 (filed as Exhibit 10.39 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

10.29+	Form of Baker Hughes Incorporated Nonqualified Stock Option Agreement for executive officers, dated January 24, 2001 (filed as Exhibit 10.41 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

10.30	Form of Baker Hughes Incorporated Nonqualified Stock Option Agreement for employees, dated January 30, 2002 (filed as Exhibit 10.43 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

10.31	Form of Baker Hughes Incorporated Incentive Stock Option Agreement for employees, dated January 30, 2002 (filed as Exhibit 10.44 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

10.32+	Form of Baker Hughes Incorporated Stock Option Award Agreements, with Terms and Conditions (filed as Exhibit 10.46 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2002).

10.33+	Form of Baker Hughes Incorporated Performance Award Agreement, including Terms and Conditions for certain executive officers (filed as Exhibit 10.4 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2004).

10.34+	Form of Restricted Stock Award Resolution, including Terms and Conditions (filed as Exhibit 10.3 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2004).

10.35+	Form of Baker Hughes Incorporated Restricted Stock Award Agreement (filed as Exhibit 10.54 to Annual Report on Form 10-K for the year ended December 31, 2004).

10.36+	Form of Baker Hughes Incorporated Restricted Stock Award Terms and Conditions (filed as Exhibit 10.54 to Annual Report on Form 10-K for the year ended December 31, 2004).

10.37	Form of Baker Hughes Incorporated Restricted Stock Unit Agreement (filed as Exhibit 10.54 to Annual Report on Form 10-K for the year ended December 31, 2004).

10.38	Form of Baker Hughes Incorporated Restricted Stock Unit Terms and Conditions (filed as Exhibit 10.54 to Annual Report on Form 10-K for the year ended December 31, 2004).

10.39+	Form of Baker Hughes Incorporated Restricted Stock Award, including Terms and Conditions for directors (filed as Exhibit 10.40 to Annual Report on Form 10-K for the year ended December 31, 2005).

10.40+	Form of Baker Hughes Incorporated Stock Option Award Agreement, including Terms and Conditions for directors (filed as Exhibit 10.41 to Annual Report on Form 10-K for the year ended December 31, 2005).

10.41+*	Baker Hughes Incorporated Amended and Restated Nonqualified Stock Option Agreement dated February 24, 2006 between Baker Hughes Incorporated and Anthony G. Fernandes.

10.42+	Form of Baker Hughes Incorporated Performance Unit Award Agreement, including Terms and Conditions (filed as Exhibit 10.42 to Annual Report on Form 10-K for the year ended December 31, 2005).

10.43+	Performance Goals for the Performance Unit Award granted in 2006 (filed as Exhibit 10.43 to Annual Report on Form 10-K for the year ended December 31, 2005).

10.44+*	Form of Performance Goals for the Performance Unit Awards.

10.45+*	Compensation Table for Named Executive Officers and Directors.

10.46	Form of Credit Agreement, dated as of July 7, 2005, among Baker Hughes Incorporated, JPMorgan Chase Bank, N.A., as Administrative Agent and fourteen lenders for $500 million, in the aggregate for all banks (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed July 11, 2005).

10.47	First Amendment to the Credit Agreement dated June 7, 2006, among Baker Hughes Incorporated and fifteen banks for $500 million, in the aggregate for all banks (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed June 12, 2006).

10.48	Agreement and Plan of Merger among Baker Hughes Incorporated, Baker Hughes Delaware I, Inc. and Western Atlas Inc. dated as of May 10, 1998 (filed as Exhibit 10.30 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.49	Tax Sharing Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA Inc. (filed as Exhibit 10.31 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.50+	Employee Benefits Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA Inc. (filed as Exhibit 10.32 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.51	Master Formation Agreement by and among the Company, Schlumberger Limited and certain wholly owned subsidiaries of Schlumberger Limited dated as of September 6, 2000 (filed as Exhibit 2.1 to Current Report of Baker Hughes Incorporated on Form 8-K dated September 7, 2000).

10.52	Master Sales Agreement by and among Schlumberger Limited, Baker Hughes Incorporated and the other parties listed on the signature pages thereto dated as of April 20, 2006 (filed as Exhibit 2.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2006).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chad C. Deaton, Chief Executive Officer, dated February 23, 2007, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Peter A. Ragauss, Chief Financial Officer, dated February 23, 2007, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32*	Statement of Chad C. Deaton, Chief Executive Officer, and Peter A. Ragauss, Chief Financial Officer, dated February 23, 2007, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

99.1	Administrative Proceeding, File No. 3-10572, dated September 12, 2001, as issued by the Securities and Exchange Commission (filed as Exhibit 99.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed on September 19, 2001).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKER HUGHES INCORPORATED
Date: February 23, 2007	/s/ CHAD C. DEATON
Chad C. Deaton
Chairman of the Board and Chief Executive Officer

     KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chad C. Deaton and Peter A. Ragauss, each of whom may act without joinder of the other, as their true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHAD C. DEATON (Chad C. Deaton)	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 23, 2007

/s/ PETER A. RAGAUSS (Peter A. Ragauss)	Senior Vice President and Chief Financial Officer (principal financial officer)	February 23, 2007

/s/ ALAN J. KEIFER (Alan J. Keifer)	Vice President and Controller (principal accounting officer)	February 23, 2007

/s/ LARRY D. BRADY	Director	February 23, 2007
(Larry D. Brady)

/s/ CLARENCE P. CAZALOT, JR.	Director	February 23, 2007
(Clarence P. Cazalot, Jr.)

/s/ EDWARD P. DJEREJIAN	Director	February 23, 2007
(Edward P. Djerejian)

/s/ ANTHONY G. FERNANDES	Director	February 23, 2007
(Anthony G. Fernandes)

/s/ CLAIRE W. GARGALLI	Director	February 23, 2007
(Claire W. Gargalli)

/s/ PIERRE H. JUNGELS	Director	February 23, 2007
(Pierre H. Jungels)

/s/ JAMES A. LASH	Director	February 23, 2007
(James A. Lash)

/s/ JAMES F. MCCALL	Director	February 23, 2007
(James F. McCall)

/s/ J. LARRY NICHOLS	Director	February 23, 2007
(J. Larry Nichols)

/s/ H. JOHN RILEY, JR.	Director	February 23, 2007
(H. John Riley, Jr.)

/s/ CHARLES L. WATSON	Director	February 23, 2007
(Charles L. Watson)

Baker Hughes Incorporated
Schedule II — Valuation and Qualifying Accounts

			Deductions
		Additions
	Balance at	Charged to	Reversal of		Charged	Balance at
	Beginning	Cost and	Prior		to Other	End of
(In millions)	of Period	Expenses	Deductions (1)	Write-offs (2)	Accounts (3)	Period

Year ended December 31, 2006:
Reserve for doubtful accounts receivable	$51.4	$27.5	$(20.2)	$(11.3)	$3.1	$50.5
Reserve for inventories	201.3	44.9	—	(38.8)	4.3	211.7

Year ended December 31, 2005:
Reserve for doubtful accounts receivable	50.2	28.3	(14.8)	(8.0)	(4.3)	51.4
Reserve for inventories	220.0	31.4	—	(42.1)	(8.0)	201.3

Year ended December 31, 2004:
Reserve for doubtful accounts receivable	61.6	21.1	(19.3)	(14.4)	1.2	50.2
Reserve for inventories	231.5	38.8	—	(59.3)	9.0	220.0

(1)	Represents the reversals of prior accruals as receivables are collected.

(2)	Represents the elimination of accounts receivable and inventory deemed uncollectible or worthless.

(3)	Represents reclasses, currency translation adjustments and divestitures.

Index to Exhibits
Each exhibit identified below is filed as a part of this report. Exhibits designated with an “*” are filed as an exhibit to this Annual Report on Form 10-K. Exhibits designated with a “+” are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2002).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed May 4, 2005).

3.3	Bylaws of Baker Hughes Incorporated restated as of April 27, 2006 (filed as Exhibit 3.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2006).

4.1	Rights of Holders of the Company’s Long-Term Debt. The Company has no long-term debt instrument with regard to which the securities authorized thereunder equal or exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of its long-term debt instruments to the SEC upon request.

4.2	Restated Certificate of Incorporation (filed as Exhibit 3.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2002).

4.3	Certificate of Amendment to the Restated Certificate of Incorporation (filed as Exhibit 3.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed May 4, 2005).

4.4	Bylaws of Baker Hughes Incorporated restated as of April 27, 2006 (filed as Exhibit 3.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2006).

4.5	Indenture dated as of May 15, 1994 between Western Atlas Inc. and The Bank of New York, Trustee, providing for the issuance of securities in series (filed as Exhibit 4.4 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2004).

10.1+	Employment Agreement by and between Baker Hughes Incorporated and Chad C. Deaton dated as of October 25, 2004 (filed as Exhibit 10.3 to Current Report of Baker Hughes Incorporated on Form 8-K filed October 7, 2004).

10.2+	Change in Control Agreement between Baker Hughes Incorporated and Chad C. Deaton dated as of October 25, 2004 (filed as Exhibit 10.2 to Current Report of Baker Hughes Incorporated on Form 8-K filed October 7, 2004).

10.3+	Indemnification Agreement dated as of October 25, 2004 between Baker Hughes Incorporated and Chad C. Deaton (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed on October 7, 2004).

10.4+	Stock Option Agreement issued to Chad C. Deaton on October 25, 2004 in the amount of 75,000 shares of Company Common Stock (filed as Exhibit 10.4 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2004).

10.5+	Agreement regarding restricted stock award issued to Chad C. Deaton on October 25, 2004 in the amount of 80,000 shares of Company Common Stock (filed as Exhibit 10.5 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2004).

10.6+	Agreement regarding restricted stock award issued to James R. Clark on October 27, 2004 in the amount of 40,000 shares of Baker Hughes Incorporated Common Stock (filed as Exhibit 10.7 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2004).

10.7+	Second Amended and Restated Stock Matching Agreement by and between Baker Hughes Incorporated and James R. Clark dated as of October 25, 2004 (filed as Exhibit 10.6 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2004).

10.8+	Letter dated October 26, 2005 to James R. Clark clarifying Mr. Clark’s employment terms (filed as Exhibit 10.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2005).

10.9+	Restated Retirement and Consulting Agreement between G. Stephen Finley and Baker Hughes Incorporated dated as of March 27, 2006 (filed as Exhibit 10.2 to Current Report on Form 8-K filed March 31, 2006).

10.10+	Letter Agreement between Peter A. Ragauss and Baker Hughes Incorporated dated as of March 27, 2006 (filed as Exhibit 10.1 to Current Report on Form 8-K filed March 31, 2006).

10.11+	Form of Change in Control Severance Plan (filed as Exhibit 10.8 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.12+	Form of Change in Control Severance Agreement between Baker Hughes Incorporated and David H. Barr and John A. O’Donnell effective as of July 28, 2004, and with James R. Clark, Alan R. Crain, Jr., Greg Nakanishi and Douglas J. Wall to be effective as of January 1, 2006 and with Chris P. Beaver, Paul S. Butero and Martin S. Craighead effective as of February 28, 2005 and with Richard L. Williams effective as of May 2, 2005 and with Charles S. Wolley effective as of January 1, 2006 and with Gary G. Rich effective as of September 15, 2006 (filed as Exhibit 10.8 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2004).

10.13+	Form of Indemnification Agreement between Baker Hughes Incorporated and each of the directors and executive officers (filed as Exhibit 10.4 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.14+	Baker Hughes Incorporated Director Retirement Policy for Certain Members of the Board of Directors (filed as Exhibit 10.10 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.15+	Baker Hughes Incorporated Director Compensation Deferral Plan, as amended and restated effective as of July 24, 2002 (filed as Exhibit 10.16 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2002).

10.16+	Baker Hughes Incorporated Executive Severance Plan (effective November 1, 2002) (filed as Exhibit 10.13 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2002).

10.17+	Baker Hughes Incorporated Annual Incentive Compensation Plan, as amended and restated effective January 1, 2005 (filed as Exhibit 10.1 to Quarterly Report of Baker Hughes Incorporated 10-Q for the quarter ended March 31, 2006).

10.18+	Baker Hughes Incorporated Supplemental Retirement Plan, as amended and restated effective as of January 1, 2005 (filed as Exhibit 10.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2005).

10.19+*	First Amendment to Baker Hughes Incorporated Supplemental Retirement Plan, as amended and restated effective as of January 1, 2005, dated February 9, 2007 to be effective January 1, 2007.

10.20+	Long-Term Incentive Plan, as amended by Amendment No. 1999-1 to Long-Term Incentive Plan (filed as Exhibit 10.18 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2002).

10.21+	Baker Hughes Incorporated 1998 Employee Stock Option Plan, as amended by Amendment No. 1999-1 to 1998 Employee Stock Option Plan (filed as Exhibit 10.3 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2003).

10.22+	Baker Hughes Incorporated 2002 Employee Long-Term Incentive Plan (filed as Exhibit 4.4 to Registration Statement No. 333-87372 on Form S-8 filed May 1, 2002).

10.23+	Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan (filed as Exhibit 10.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2003).

10.24+	Amendment to 2002 Director & Officer Long-Term Incentive Plan, effective as of October 27, 2005 (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.25	Baker Hughes Incorporated Employee Stock Purchase Plan, as amended and restated, effective as of March 3, 2003 (filed as Exhibit 10.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2003).

10.26+	Baker Hughes Incorporated Pension Plan effective as of January 1, 2002, as amended by First Amendment, effective January 1, 2002 (filed as Exhibit 10.51 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2002).

10.27+	Form of Stock Option Agreement for executive officers effective October 1, 1998 (filed as Exhibit 10.37 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

10.28+	Form of Nonqualified Stock Option Agreement for directors effective October 25, 1998 (filed as Exhibit 10.39 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

10.29+	Form of Baker Hughes Incorporated Nonqualified Stock Option Agreement for executive officers, dated January 24, 2001 (filed as Exhibit 10.41 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

10.30	Form of Baker Hughes Incorporated Nonqualified Stock Option Agreement for employees, dated January 30, 2002 (filed as Exhibit 10.43 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

10.31	Form of Baker Hughes Incorporated Incentive Stock Option Agreement for employees, dated January 30, 2002 (filed as Exhibit 10.44 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

10.32+	Form of Baker Hughes Incorporated Stock Option Award Agreements, with Terms and Conditions (filed as Exhibit 10.46 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2002).

10.33+	Form of Baker Hughes Incorporated Performance Award Agreement, including Terms and Conditions for certain executive officers (filed as Exhibit 10.4 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2004).

10.34+	Form of Restricted Stock Award Resolution, including Terms and Conditions (filed as Exhibit 10.3 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2004).

10.35+	Form of Baker Hughes Incorporated Restricted Stock Award Agreement (filed as Exhibit 10.54 to Annual Report on Form 10-K for the year ended December 31, 2004).

10.36+	Form of Baker Hughes Incorporated Restricted Stock Award Terms and Conditions (filed as Exhibit 10.54 to Annual Report on Form 10-K for the year ended December 31, 2004).

10.37	Form of Baker Hughes Incorporated Restricted Stock Unit Agreement (filed as Exhibit 10.54 to Annual Report on Form 10-K for the year ended December 31, 2004).

10.38	Form of Baker Hughes Incorporated Restricted Stock Unit Terms and Conditions (filed as Exhibit 10.54 to Annual Report on Form 10-K for the year ended December 31, 2004).

10.39+	Form of Baker Hughes Incorporated Restricted Stock Award, including Terms and Conditions for directors (filed as Exhibit 10.40 to Annual Report on Form 10-K for the year ended December 31, 2005).

10.40+	Form of Baker Hughes Incorporated Stock Option Award Agreement, including Terms and Conditions for directors (filed as Exhibit 10.41 to Annual Report on Form 10-K for the year ended December 31, 2005).

10.41+*	Baker Hughes Incorporated Amended and Restated Nonqualified Stock Option Agreement dated February 24, 2006 between Baker Hughes Incorporated and Anthony G. Fernandes.

10.42+	Form of Baker Hughes Incorporated Performance Unit Award Agreement, including Terms and Conditions (filed as Exhibit 10.42 to Annual Report on Form 10-K for the year ended December 31, 2005).

10.43+	Performance Goals for the Performance Unit Award granted in 2006 (filed as Exhibit 10.43 to Annual Report on Form 10-K for the year ended December 31, 2005).

10.44+*	Form of Performance Goals for the Performance Unit Awards.

10.45+*	Compensation Table for Named Executive Officers and Directors.

10.46	Form of Credit Agreement, dated as of July 7, 2005, among Baker Hughes Incorporated, JPMorgan Chase Bank, N.A., as Administrative Agent and fourteen lenders for $500 million, in the aggregate for all banks (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed July 11, 2005).

10.47	First Amendment to the Credit Agreement dated June 7, 2006, among Baker Hughes Incorporated and fifteen banks for $500 million, in the aggregate for all banks (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed June 12, 2006).

10.48	Agreement and Plan of Merger among Baker Hughes Incorporated, Baker Hughes Delaware I, Inc. and Western Atlas Inc. dated as of May 10, 1998 (filed as Exhibit 10.30 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.49	Tax Sharing Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA Inc. (filed as Exhibit 10.31 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.50+	Employee Benefits Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA Inc. (filed as Exhibit 10.32 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.51	Master Formation Agreement by and among the Company, Schlumberger Limited and certain wholly owned subsidiaries of Schlumberger Limited dated as of September 6, 2000 (filed as Exhibit 2.1 to Current Report of Baker Hughes Incorporated on Form 8-K dated September 7, 2000).

10.52	Master Sales Agreement by and among Schlumberger Limited, Baker Hughes Incorporated and the other parties listed on the signature pages thereto dated as of April 20, 2006 (filed as Exhibit 2.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2006).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chad C. Deaton, Chief Executive Officer, dated February 23, 2007, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Peter A. Ragauss, Chief Financial Officer, dated February 23, 2007, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32*	Statement of Chad C. Deaton, Chief Executive Officer, and Peter A. Ragauss, Chief Financial Officer, dated February 23, 2007, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

99.1	Administrative Proceeding, File No. 3-10572, dated September 12, 2001, as issued by the Securities and Exchange Commission (filed as Exhibit 99.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed on September 19, 2001).