Form 10-Q
period 2007-03-31
BAKER HUGHES INC
filed 2007-05-01
CIK 808362

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
EXCHANGE ACT OF 1934
Commission File Number 1-9397
Baker Hughes Incorporated
(Exact name of registrant as specified in its charter)

Delaware	76-0207995
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

2929 Allen Parkway, Suite 2100, Houston, Texas	77019-2118
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (713) 439-8600
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES ☑      NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of
“accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☑

As of April 25, 2007, the registrant has outstanding 320,333,735 shares of common stock, $1 par value per share.

INDEX

		Page No.
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Statements of Operations (Unaudited) — Three months ended March 31, 2007 and 2006	2

	Consolidated Condensed Balance Sheets (Unaudited) — March 31, 2007 and December 31, 2006	3

	Consolidated Condensed Statements of Cash Flows (Unaudited) — Three months ended March 31, 2007 and 2006	4

	Notes to Unaudited Consolidated Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	28

Item 6.	Exhibits	29

Signatures		31
Certificate of Amendment
Blyaws
Agreement of Resignation, Appointment and Acceptance
Deferred Prosecution Agreement
Plea Agreement
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Statement of Chief Executive Officer and Chief Financial Officer
Baker Hughes Incorporated Information Document
Baker Hughes Service International, Inc. Information Document
Sentencing Memorandum and Motion for Waiver
Baker Hughes Services International, Inc. Sentencing Letter
The Complaint by the SEC v. Baker Hughes Incorporated
News Release

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Baker Hughes Incorporated
Consolidated Condensed Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenues:
Sales	$1,200.9	$1,036.5
Services and rentals	1,271.9	1,025.5

Total revenues	2,472.8	2,062.0

Costs and expenses:
Cost of sales	733.5	621.9
Cost of services and rentals	750.3	649.2
Research and engineering	91.6	78.4
Selling, general and administrative	337.2	272.1

Total costs and expenses	1,912.6	1,621.6

Operating income	560.2	440.4
Equity in income of affiliates	0.2	48.2
Interest expense	(16.8)	(16.5)
Interest and dividend income	11.5	7.3

Income from continuing operations before income taxes	555.1	479.4
Income taxes	(180.4)	(160.6)

Income from continuing operations	374.7	318.8
Income from discontinued operations, net of tax	—	20.4

Net income	$374.7	$339.2

Basic earnings per share:
Income from continuing operations	$1.17	$0.93
Income from discontinued operations	—	0.06

Net income	$1.17	$0.99

Diluted earnings per share:
Income from continuing operations	$1.17	$0.93
Income from discontinued operations	—	0.06

Net income	$1.17	$0.99

Cash dividends per share	$0.13	$0.13

See accompanying notes to unaudited consolidated condensed financial statements.

Baker Hughes Incorporated
Consolidated Condensed Balance Sheets
(In millions)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$718.7	$750.0
Short-term investments	197.3	353.7
Accounts receivable, net	2,241.1	2,055.1
Inventories	1,662.2	1,528.8
Deferred income taxes	167.8	167.8
Other current assets	111.8	112.4

Total current assets	5,098.9	4,967.8

Property, net	1,924.1	1,800.5
Goodwill	1,347.6	1,347.0
Intangible assets, net	185.9	190.4
Other assets	410.2	400.0

Total assets	$8,966.7	$8,705.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$643.0	$648.8
Short-term borrowings and current portion of long-term debt	8.6	1.3
Accrued employee compensation	326.6	484.2
Income taxes payable	301.2	150.0
Other accrued liabilities	256.2	337.6

Total current liabilities	1,535.6	1,621.9

Long-term debt	1,072.7	1,073.8
Deferred income taxes and other tax liabilities	350.8	300.2
Liabilities for pensions and other postretirement benefits	344.0	339.3
Other liabilities	102.8	127.6

Stockholders’ Equity:
Common stock	320.3	319.9
Capital in excess of par value	1,617.9	1,600.6
Retained earnings	3,803.8	3,509.6
Accumulated other comprehensive loss	(181.2)	(187.2)

Total stockholders’ equity	5,560.8	5,242.9

Total liabilities and stockholders’ equity	$8,966.7	$8,705.7

See accompanying notes to unaudited consolidated condensed financial statements.

Baker Hughes Incorporated
Consolidated Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Cash flows from operating activities:
Income from continuing operations	$374.7	$318.8
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	119.8	100.0
Amortization of net deferred gains on derivatives	(1.3)	(1.3)
Stock-based compensation costs	12.6	11.8
Acquired in-process research and development	—	2.6
(Benefit) provision for deferred income taxes	(28.7)	33.0
Gain on disposal of assets	(24.4)	(11.8)
Equity in income of affiliates	(0.2)	(48.2)
Changes in operating assets and liabilities:
Accounts receivable	(201.3)	(77.1)
Inventories	(126.6)	(79.9)
Accounts payable	(15.9)	15.9
Accrued employee compensation and other accrued liabilities	(228.3)	(195.6)
Income taxes payable	161.3	44.5
Other	14.0	(3.4)

Net cash flows from continuing operations	55.7	109.3
Net cash flows from discontinued operations	—	0.4

Net cash flows from operating activities	55.7	109.7

Cash flows from investing activities:
Expenditures for capital assets	(262.0)	(159.1)
Acquisition of businesses, net of cash acquired	—	(55.4)
Purchases of short-term investments	(864.3)	(78.1)
Proceeds from maturities of short-term investments	1,020.6	71.2
Proceeds from disposal of assets	49.7	28.7
Proceeds from sale of businesses	—	46.3

Net cash flows from investing activities	(56.0)	(146.4)

Cash flows from financing activities:
Net (repayments) borrowings of commercial paper and other short-term debt	7.4	(3.0)
Proceeds from issuance of common stock	4.0	29.4
Repurchases of common stock	—	(90.7)
Dividends	(41.5)	(44.4)
Excess tax benefits from stock-based compensation	—	6.2

Net cash flows from financing activities	(30.1)	(102.5)

Effect of foreign exchange rate changes on cash	(0.9)	0.4

Decrease in cash and cash equivalents	(31.3)	(138.8)
Cash and cash equivalents, beginning of period	750.0	697.0

Cash and cash equivalents, end of period	$718.7	$558.2

Income taxes paid (net of refunds)	$44.9	$80.6
Interest paid	$30.0	$30.0
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
Basis of Presentation
     Our unaudited consolidated condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited consolidated condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. These unaudited consolidated condensed financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
     In the notes to the unaudited consolidated condensed financial statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated.
New Accounting Standards
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). We adopted FIN 48 on January 1, 2007 and recorded a reduction to beginning retained earnings of $64.2 million. See Note 6 for further information.
     In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1 (“FSP AUG AIR-1”), which addresses the accounting for planned major maintenance activities. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. We adopted FSP AUG AIR-1 on January 1, 2007 to change our method of accounting for repairs and maintenance activities on certain rental tools from the accrue-in-advance method to the direct expense method. The adoption resulted in the reversal of a $34.2 million accrued liability for future repairs and maintenance (“R&M”) costs and the recording of an income tax liability of $9.0 million. The net impact of $25.2 million has been recorded as an increase to beginning retained earnings as of January 1, 2007. We did not restate any prior periods as the impact was not material to our financial statements.
     The table below reflects the impact of the adoption of FIN 48 and FSP AUG AIR-1 on beginning retained earnings, the current quarter activity and the ending balance of retained earnings as reflected on the condensed consolidated balance sheet as of March 31, 2007.

Retained Earnings

As reported ending balance as of December 31, 2006	$3,509.6
Adjustments for the adoption of new accounting standards:
FIN 48 – Accounting for Uncertainty in Income Taxes	(64.2)
FSP AUG AIR-1 – Accounting for R&M activities	25.2

Adjusted beginning balance as of January 1, 2007	3,470.6
Net income	374.7
Cash dividends	(41.5)

Ending balance as of March 31, 2007	$3,803.8

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
     In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS 159 on January 1, 2008, and have not yet determined the impact, if any, on our consolidated condensed financial statements.
NOTE 2. STOCK-BASED COMPENSATION
     We grant various forms of equity based awards to directors, officers and other key employees. These equity based awards consist primarily of stock options, restricted stock awards and restricted stock units. We also have an Employee Stock Purchase Plan available for eligible employees to purchase shares of our common stock at a 15% discount. We recorded $12.6 million and $11.8 million of total stock-based compensation expense for the three months ended March 31, 2007 and 2006, respectively.
Stock Options
     Our stock option plans provide for the issuance of incentive and non-qualified stock options to directors, officers and other key employees at an exercise price equal to the fair market value of the stock at the date of grant.
     The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the option pricing model for the three months ended March 31, 2007 and 2006.

	2007	2006

Expected life (years)	5.1	5.0
Risk-free interest rate	4.8%	4.5%
Volatility	29.6%	29.4%
Dividend yield	0.8%	0.7%
Weighted-average fair value per share at grant date	$22.31	$23.78
     We granted 348,733 options during the three months ended March 31, 2007 at a weighted-average exercise price per option of $68.27.
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
     We granted 332,371 RSAs and 93,295 RSUs during the three months ended March 31, 2007 at a weighted-average price per award or unit of $68.37 and $68.54, respectively.
Employee Stock Purchase Plan
     Our Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of our stock at a 15% discount of the fair market value on the first or last day, whichever is lower, of the calendar year. We determined the fair value of our ESPP shares using the Black-Scholes option pricing model with the following assumptions.

	2007	2006

Expected life (years)	1.0	1.0
Risk-free interest rate	4.9%	4.4%
Volatility	30.5%	28.0%
Dividend Yield	0.7%	0.9%
Weighted-average fair value per share at grant date	$10.39	$7.68
     Based on contributions as currently elected by eligible employees and our stock price on January 1, 2007, we estimate we will issue approximately 536,000 shares under the ESPP on or around January 1, 2008.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
NOTE 3. SALE OF INTEREST IN AFFILIATE
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
     Summarized financial information for Baker SPD is as follows:

	Three Months Ended
	March 31,
	2007	2006

Revenues	$—	$6.7

Income before income taxes	$—	$1.8
Income taxes	—	(0.6)

Income before gain on sale	—	1.2
Gain on sale, net of tax	—	19.2

Income from discontinued operations	$—	$20.4

NOTE 5. ACQUISITION
     In January 2006, we acquired Nova Technology Corporation (“Nova”) for $55.4 million, net of cash acquired of $3.0 million, plus assumed debt. Nova is a supplier of permanent monitoring, chemical injection systems, and multi-line services for deepwater and subsea oil and gas well applications. As a result of the acquisition, we recorded $29.7 million of goodwill, $24.3 million of intangible assets and assigned $2.6 million to in-process research and development. Under the terms of the purchase agreement, the former owners of Nova are entitled to additional purchase price consideration of up to $3.0 million based on certain post-closing events to the extent that those events occur no later than January 31, 2016, of which $0.9 million was paid through March 31, 2007.
NOTE 6. INCOME TAXES
     In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the tax benefit from an uncertain tax position is to be recognized when it is more likely than not, based on the technical merits of the position, that the position will be sustained on examination by the taxing authorities. Additionally, the amount of the tax benefit to be recognized is the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and financial statement disclosures.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
     We adopted FIN 48 on January 1, 2007, pursuant to which we recognized a $78.5 million increase in the gross liability for unrecognized tax benefits, which included $17.3 million of interest and penalties. As a result of the implementation of FIN 48, we recognized the following adjustments to our accounts.

Increase
(Decrease)

Beginning retained earnings	$(64.2)
Deferred tax assets	(0.6)
Non-current tax receivables	14.9
Tax liabilities	78.5
     As of January 1, 2007, we had $422.8 million of total gross unrecognized tax benefits, which includes liabilities for interest and penalties of $50.4 million and $18.1 million, respectively, related to unrecognized tax benefits. Of this total, $339.2 million (net of associated and recognized tax benefits) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate.
     As of March 31, 2007, we had $427.5 million of total gross unrecognized tax benefits, which includes liabilities for interest and penalties of $55.4 million and $18.2 million, respectively, related to unrecognized tax benefits. Of this total, $343.7 million (net of associated and recognized tax benefits) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate.
     We have elected under FIN 48 to continue with our prior policy to classify interest and penalties related to unrecognized tax benefits as income taxes in our financial statements. For the period ending March 31, 2007, we recognized $5.0 million of interest expense related to unrecognized tax benefits.
     It is expected that the amount of unrecognized tax benefits will change in the next twelve months due to expiring statutes and audit activity, including expected tax payments; however, we do not anticipate the change to have a significant impact on the results of operations or our financial position.
     We operate in more than 90 countries and are subject to income taxes in most taxing jurisdictions in which we operate. The following table summarizes the earliest tax years that remain subject to examination by the major taxing jurisdictions in which we operate. These jurisdictions are those we project to have the highest tax liability for the current year.

	Earliest Open		Earliest Open
Jurisdiction	Tax Period	Jurisdiction	Tax Period

Angola	2002	Norway	2001
Argentina	1999	Russia	2004
Brazil	2001	Saudi Arabia	1995
Canada	1998	United Kingdom	1999
Equatorial Guinea	2003	United States	2002
Germany	1998	Venezuela	1998
NOTE 7. EARNINGS PER SHARE
     A reconciliation of the number of shares used for the basic and diluted EPS calculation is as follows:

	Three Months Ended
	March 31,
	2007	2006

Weighted average common shares outstanding for basic EPS	319.1	341.2
Effect of dilutive securities – stock plans	1.9	1.5

Adjusted weighted average common shares outstanding for diluted EPS	321.0	342.7

Future potentially dilutive shares excluded from diluted EPS:
Options with an exercise price greater than average market price for the period	1.0	0.3

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
NOTE 8. INVENTORIES
     Inventories are comprised of the following:

	March 31,	December 31,
	2007	2006

Finished goods	$1,343.3	$1,239.5
Work in process	212.6	188.0
Raw materials	106.3	101.3

Total	$1,662.2	$1,528.8

NOTE 9. PROPERTY
     Property is comprised of the following:

	March 31,	December 31,
	2007	2006

Land	$46.6	$46.1
Buildings and improvements	679.3	661.0
Machinery and equipment	2,488.7	2,387.6
Rental tools and equipment	1,499.2	1,419.2

Total property	4,713.8	4,513.9
Accumulated depreciation	(2,789.7)	(2,713.4)

Property, net	$1,924.1	$1,800.5

NOTE 10. GOODWILL AND INTANGIBLE ASSETS
     The changes in the carrying amount of goodwill are detailed below by segment:

	Drilling	Completion
	and	and
	Evaluation	Production	Total

Balance as of December 31, 2006	$909.2	$437.8	$1,347.0
Translation adjustments and other	0.4	0.2	0.6

Balance as of March 31, 2007	$909.6	$438.0	$1,347.6

     Intangible assets are comprised of the following:

	March 31, 2007			December 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Technology based	$237.3	$(91.6)	$145.7	$236.7	$(87.2)	$149.5
Contract based	13.8	(7.1)	6.7	13.8	(6.6)	7.2
Marketing related	5.7	(5.7)	—	5.7	(5.7)	—
Customer based	13.7	(2.7)	11.0	13.7	(2.4)	11.3
Other	0.8	(0.4)	0.4	0.7	(0.4)	0.3

Total amortizable intangible assets	271.3	(107.5)	163.8	270.6	(102.3)	168.3
Marketing related intangible assets with indefinite useful lives	22.1	—	22.1	22.1	—	22.1

Total	$293.4	$(107.5)	$185.9	$292.7	$(102.3)	$190.4

     Intangible assets are amortized either on a straight-line basis with estimated useful lives ranging from 1 to 20 years, or on a basis that reflects the pattern in which the economic benefits of the intangible assets are consumed, which range from 15 to 30 years.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
     Amortization expense for intangible assets included in net income for the three months ended March 31, 2007 was $5.4 million and is estimated to be $20.4 million for 2007. Estimated amortization expense for each of the subsequent five fiscal years is expected to be within the range of $13.8 million to $19.1 million.
NOTE 11. FINANCIAL INSTRUMENTS
Foreign Currency Forward Contracts
     At March 31, 2007, we had entered into several foreign currency forward contracts with notional amounts aggregating $115.0 million to hedge exposure to currency fluctuations in various foreign currencies, including British Pound Sterling, Euro, Norwegian Krone, Brazilian Real and Indonesian Rupiah. These contracts are designated and qualify as fair value hedging instruments. Based on quoted market prices as of March 31, 2007 for contracts with similar terms and maturity dates, we recorded a loss of $0.4 million to adjust these foreign currency forward contracts to their fair market value. This loss offsets designated foreign exchange gains resulting from the underlying exposures and is included in selling, general and administrative expense in our consolidated condensed statement of operations.
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

	Drilling	Completion		Total	Corporate
	and Evaluation	and Production	WesternGeco	Oilfield	and Other	Total

Revenues
Three months ended March 31, 2007	$1,288.5	$1,184.2	$—	$2,472.7	$0.1	$2,472.8
Three months ended March 31, 2006	1,084.5	977.5	—	2,062.0	—	2,062.0

Segment profit (loss)
Three months ended March 31, 2007	$366.6	$246.4	$—	$613.0	$(57.9)	$555.1
Three months ended March 31, 2006	280.3	207.7	47.9	535.9	(56.5)	479.4

Total assets
As of March 31, 2007	$4,214.1	$3,768.0	$—	$7,982.1	$984.6	$8,966.7
As of December 31, 2006	3,988.8	3,595.7	—	7,584.5	1,121.2	8,705.7

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
     The following table presents the details of “Corporate and Other” segment loss:

	Three Months Ended
	March 31,
	2007	2006

Corporate and other expenses	$(52.6)	$(47.3)
Interest expense	(16.8)	(16.5)
Interest and dividend income	11.5	7.3

Total	$(57.9)	$(56.5)

NOTE 13. EMPLOYEE BENEFIT PLANS
     We have noncontributory defined benefit pension plans (“Pension Benefits”) covering employees primarily in the U.S., the U.K. and Germany. In the U.S., we merged two defined benefit pension plans effective January 1, 2007, resulting in one tax-qualified U.S. pension plan, the Baker Hughes Incorporated Pension Plan (“BHIPP”). We also provide certain postretirement health care and life insurance benefits (“other postretirement benefits”), through an unfunded plan, to substantially all U.S. employees who retire and have met certain age and service requirements.
     The components of net periodic benefit cost are as follows:

					Other Postretirement
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2007	2006	2007	2006	2007	2006

Service cost	$7.9	$6.6	$0.7	$0.8	$1.9	$1.9
Interest cost	3.9	3.2	4.4	3.5	2.2	2.4
Expected return on plan assets	(8.6)	(7.9)	(4.8)	(3.7)	—	—
Amortization of prior service cost	0.2	—	—	—	0.3	0.2
Amortization of net loss	0.1	0.2	0.7	0.6	—	0.5

Net periodic benefit cost	$3.5	$2.1	$1.0	$1.2	$4.4	$5.0

NOTE 14. GUARANTEES
     In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as letters of credit and other bank issued guarantees, which totaled approximately $381.8 million at March 31, 2007. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our consolidated condensed financial statements.
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
     The changes in the aggregate product warranty liabilities for the three months ended March 31, 2007 are as follows:

Balance as of December 31, 2006	$22.6
Claims paid	(6.6)
Additional warranties issued	2.4
Revisions in estimates of previously issued warranties	(1.0)

Balance as of March 31, 2007	$17.4

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
NOTE 15. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to owners. The components of our comprehensive income (loss), net of related tax, are as follows:

	Three Months Ended
	March 31,
	2007	2006

Net income	$374.7	$339.2
Other comprehensive income (loss):
Foreign currency translation adjustments:
Translation adjustments during the period	6.3	1.9
Reclassifications included in net income due to sale of Baker SPD	—	(2.3)
Pension and other postretirement benefits	(0.3)	—

Total comprehensive income	$380.7	$338.8

     Total accumulated other comprehensive loss consisted of the following:

	March 31,	December 31,
	2007	2006

Foreign currency translation adjustments	$(54.0)	$(60.3)
Pension and other postretirement benefits	(127.2)	(126.9)

Total accumulated other comprehensive loss	$(181.2)	$(187.2)

NOTE 16. SUBSEQUENT EVENT
     On April 26, 2007, the United States District Court, Southern District of Texas, Houston Division (the “Court”) unsealed a three-count criminal information that had been filed against the Company as part of the execution of a Deferred Prosecution Agreement (the “DPA”) between us and the Department of Justice (“DOJ”). The three counts arise out of payments made to an agent in connection with a project in Kazakhstan and include conspiracy to violate the Foreign Corrupt Practices Act (“FCPA”), a substantive violation of the antibribery provisions of the FCPA, and a violation of the FCPA’s books-and-records provisions. All three counts relate to the Company’s operations in Kazakhstan during the period from 2000 to 2003. Although the Company did not plead guilty to that information, it faces prosecution under that information, and possibly under other charges as well, if it fails to comply with the terms of the DPA. Those terms include, for the two-year term of the DPA, full cooperation with the government; compliance with all federal criminal law, including but not limited to the FCPA; and adoption of a Compliance Code containing specific provisions intended to prevent violations of the FCPA. The DPA also requires the Company to retain an independent monitor for a term of three years to assess and make recommendations about our compliance policies and procedures and our implementation of those procedures. Provided that the Company complies with the DPA, the DOJ has agreed not to prosecute the Company for violations of the FCPA based on information that the Company has disclosed to the DOJ regarding its operations in Nigeria, Angola, Kazakhstan, Indonesia, Russia, Uzbekistan, Turkmenistan, and Azerbaijan, among other countries.
     On the same date, the Court also accepted a plea of guilty by our subsidiary Baker Hughes Services International, Inc. (“BHSII”) pursuant to a plea agreement between BHSII and the DOJ (the “Plea Agreement”) based on similar charges relating to the same conduct. Pursuant to the Plea Agreement we have agreed to pay an $11 million penalty and a three-year term of organizational probation. The Plea Agreement contains provisions requiring BHSII to cooperate with the government, to comply with all federal criminal law, and to adopt a Compliance Code similar to the one that the DPA requires of the Company. Also on April 26, 2007, the Securities and Exchange Commission (“SEC”) filed a Complaint (the “SEC Complaint”) and a proposed order (the “SEC Order”) against the Company in the Court. The SEC Complaint and the SEC Order were filed as part of a settled civil enforcement action by the SEC, to resolve the civil portion of the government’s investigation of the Company. As part of its agreement with the SEC, the Company consented to the filing of the SEC Complaint without admitting or denying the allegations in the Complaint, and also consented to the entry of the SEC Order. The SEC Complaint alleges civil violations of the FCPA’s antibribery provisions related to the Company’s operations in Kazakhstan, the FCPA’s books-and-records and internal-controls provisions related to the Company’s operations in Nigeria, Angola, Kazakhstan, Indonesia, Russia, and Uzbekistan, and the SEC’s cease and desist order of September 12, 2001, which has been previously disclosed in our Annual Reports on Form 10-K. The SEC Order does not take effect until it is confirmed by the Court. If approved, it will permanently enjoin the Company from violating the FCPA’s antibribery, books-and-records, and internal-controls provisions. As in the DPA, it requires that the Company retain the independent monitor to assess its FCPA compliance policies and procedures for the three-year period.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
     Under the terms of the settlements with the SEC and the DOJ, the Company and BHSII agreed to pay $44.1 million ($11 million in criminal penalties, $10 million in civil penalties, $19.9 million in disgorgement of profits and $3.2 million in pre-judgment interest) to settle these investigations. In the fourth quarter of 2006, we recorded a financial charge for the potential settlement. The $44.1 million settlement will be paid in the second quarter of 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated condensed financial statements and the related notes thereto, as well as our Annual Report on Form 10-K for the year ended December 31, 2006.
EXECUTIVE SUMMARY
Organization
     We are a leading provider of drilling, formation evaluation, completion and production products and services to the worldwide oil and natural gas industry. We report our results under two segments – Drilling and Evaluation and Completion and Production – which are aligned by product line based upon the types of products and services provided to our customers and upon the business characteristics of the divisions during business cycles.
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
     The business operations of our divisions are organized around four primary geographic regions: North America; Latin America; Middle East and Asia Pacific; and Europe, Africa, Russia and the Caspian. Each region has a council comprised of regional vice presidents from each division as well as representatives from various functions such as human resources, legal, marketing, finance and treasury, and health, safety and environmental. The regional vice presidents report directly to each division president. Through this structure, we have placed our management close to our customers, improving our customer relationships and allowing us to react more quickly to local market conditions and needs.
     Our corporate headquarters are in Houston, Texas, and we have significant manufacturing operations in various countries, including, but not limited to, the United States (Texas, Oklahoma and Louisiana), the U.K. (Aberdeen, East Kilbride and Belfast), Germany (Celle), and Venezuela (Maracaibo). We operate in over 90 countries around the world and employ approximately 35,600 employees – of which approximately 55% work outside the U.S.
Results of Operations
     In the first quarter of 2007, the Baker Hughes worldwide rig count continued to increase, as oil and natural gas companies around the world recognized the need to build productive capacity to meet the growing demand for hydrocarbons and to offset depletion of existing developed reserves. We reported revenues of $2,472.8 million for the first quarter of 2007, a 19.9% increase compared with the first quarter of 2006 outpacing the 5.1% increase in the worldwide average rig count. In addition to the growth in our revenues from increased activity, our revenues and net income were also impacted by pricing improvements and changes in market share in certain product lines and geographic areas. Income from continuing operations for the first quarter of 2007 was $374.7 million compared with $318.8 million in the first quarter of 2006.
•	North America revenues increased 14.0% in the first quarter of 2007 compared with the first quarter of 2006, while the rig count increased 3.3% for the first quarter of 2007 compared with the first quarter of 2006.

•	Latin America revenues increased 25.3% in the first quarter of 2007 compared with the first quarter of 2006, while the Latin America rig count was up 12.8%.

•	Europe, Africa, Russia and the Caspian revenues increased 26.5% in the first quarter of 2007 compared with the first quarter of 2006, while the rig count decreased 8.5% in Europe and increased 29.4% in Africa. We do not count rigs in Russia or the Caspian.

•	Middle East and Asia Pacific revenues were up 22.4% in the first quarter of 2007 compared with the first quarter of 2006. Revenue from the Middle East was up 29.5% while the rig count increased 20.6% and Asia Pacific revenue was up 15.6% while the rig count decreased 2.5%. We do not count rigs for onshore China.
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

	Three Months Ended
	March 31,
	2007	2006

Oil prices ($/Bbl)	$58.09	$63.34
Natural gas prices ($/mmBtu)	7.19	7.66
     Oil prices averaged $58.09/Bbl in the first quarter of 2007. Prices increased from a low of $50.30/Bbl in early January to a quarter high of $66.55/Bbl in late March. Oil prices continue to reflect strong worldwide demand, led by China, developing Asia and the U.S., as well as concerns about supply disruption which could result from geo-political events such as continued civil unrest in Nigeria, tensions in the Middle East and Iran’s nuclear program. Increased tensions regarding certain geo-political events and decreases in commercial inventories (resulting from the Organization of Petroleum Exporting Countries’ (“OPEC”) production cuts and rising demand) were the primary reasons that oil prices increased during the quarter. The International Energy Agency (“IEA”) estimated in its April 2007 Oil Market Report that worldwide excess productive capacity was 3.98 million barrels per day (“mbd”). The IEA also said that “a more realistic measure of effective spare capacity, excluding producers facing short-term challenges in boosting supply, was 3.01 mbd.” Spare capacity increased primarily as a result of OPEC’s production cuts. OPEC production was down 1.7 mbd in April 2007 compared to July 2006.
     During the first quarter of 2007, natural gas prices averaged $7.19/mmBtu. Prices increased from $5.40/mmBtu at the beginning of the quarter to $9.07/mmBtu in early February before moderating to trade between approximately $6.75/mmBtu and $7.50/mmBtu during March. Following a warmer than normal start to the winter of 2006/2007, prices strengthened as colder than normal weather during the second half of January and February resulted in a significant storage withdrawal. The amount of storage at the end of the withdrawal season on March 23, 2007 was 1,511 Bcf, 21% ahead of the 5-year historic average but 11% below last year’s record high storage level.
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
     Rigs in the U.S. are counted as active if, on the day the count is taken, the well being drilled has been started but drilling has not been completed and the well is anticipated to be of sufficient depth, which may change from time to time and may vary from region to region, to be a potential consumer of our drill bits. Rigs in Canada are counted as active if data obtained by the Canadian Association of Oilwell Drillers and Contractors indicates that drilling operations have occurred during the week and we are able to verify this information. In most international areas, rigs are counted as active if drilling operations have taken place for at least 15 days during the month. In some active international areas where better data is available, a weekly or daily average of active rigs is taken. In those international areas where there is poor availability of data, the rig counts are estimated from third party data. The rig count does not include rigs that are in transit from one location to another, rigging up, being used in non-drilling activities, including production testing, completion and workover, or not significant consumers of drill bits.
     Our rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended
	March 31,
	2007	2006

U.S. – land and inland waters	1,651	1,441
U.S. – offshore	83	81
Canada	521	661

North America	2,255	2,183

Latin America	353	313
North Sea	47	53
Other Europe	28	29
Africa	66	51
Middle East	258	214
Asia Pacific	230	236

Outside North America	982	896

Worldwide	3,237	3,079

U.S. Workover Rigs	1,485	1,527

     The U.S. – land and inland waters rig count increased 14.6% in the first quarter of 2007 compared with the first quarter of 2006 due to the increase in drilling for oil and natural gas. The U.S. – offshore rig count increased 2.5% in the first quarter of 2007 compared with the first quarter of 2006. The Canadian rig count was down 21.2% in the first quarter of 2007 compared with the first quarter of 2006 due to the negative impact of the repeal of certain drilling related tax credits in Canada and the impact of the spring break up which occurred approximately 2 weeks earlier than last year.
     Outside North America, the rig count increased 9.6% in the first quarter of 2007 compared with the first quarter of 2006. The rig count in Latin America increased 12.8% in the first quarter of 2007 compared with the first quarter of 2006, with activity increases in Colombia, Brazil and Argentina. The North Sea rig count decreased 11.3% in the first quarter of 2007 compared with the first quarter of 2006 with the most significant declines in the U.K. and Norway. The rig count in Africa increased 29.4% in the first quarter of 2007 compared with the first quarter of 2006 driven by activity increases in Northern Africa (Algeria and Libya). Activity in the Middle East continued to rise steadily, with a 20.6% increase in the rig count in the first quarter of 2007 compared with the first quarter of 2006 driven primarily by activity increases in Saudi Arabia, Egypt and Oman. The rig count in the Asia Pacific region was down 2.5% in the first quarter of 2007 compared with the first quarter of 2006.
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
     Our outlook is based upon our expectations for customer spending. Our expectations for customer spending are in turn driven by our perception of industry expectations for energy prices and their likely impact on customer capital and operating budgets. Our forecasts are based on information provided by our customers as well as market research and analyst reports including the Short Term Energy Outlook (“STEO”) published by the Energy Information Administration of the U.S. Department of Energy (“DOE”), the Oil Market Report published by the IEA and the Monthly Oil Market Report published by OPEC.
     Oil – In its April 2007 STEO, the DOE forecasted oil prices to average $64/Bbl in 2007. The DOE has forecasted a high case of approximately $75/Bbl and a low case of approximately $55/Bbl. The DOE expects oil prices to be within this case 95% of the time. While both inventories and spare productive capacity have increased recently, spare productive capacity, which buffers the market from supply disruptions, remains relatively low and is an indicator that supply and demand remain relatively tightly balanced. The increase in spare productive capacity has been and will likely be driven by planned cuts in OPEC production which are aimed at supporting near-term oil prices while allowing for non-OPEC production increases.
     We believe that the DOE’s forecasts are similar to the forecasts our customers are using to plan their current spending levels and, with prices averaging between $55/Bbl and $75/Bbl, our customers will continue to execute their capital budgets as planned. Our customers are more likely to reduce their capital budgets if the oil price were expected to trade below $55/Bbl for an extended period of time. The risks to oil prices falling significantly below $55/Bbl include (i) a significant economic recession in either the US and/or China; (ii) increases in Russian oil exports or non-OPEC production; (iii) any significant disruption to worldwide demand; (iv) reduced geo-political tensions; (v) poor OPEC Quota discipline; or (vi) other factors that result in spare productive capacity and higher oil inventory levels or decreased demand. If prices were to rise significantly above $75/Bbl there is a risk that the high energy price environment could destroy demand and significantly slow economic growth. If economic growth were to slow, our customers would likely decrease their capital spending from current levels. The primary risk of oil prices exceeding $75/Bbl is a supply disruption in a major oil exporting country including Iran, Saudi Arabia, Iraq, Venezuela, Nigeria or Norway.
     Natural Gas – In its April 2007 STEO, the DOE forecasted that natural gas prices are expected to average $7.83/mmBtu in 2007 with monthly averages varying between $7.00/mmBtu and $9.00/mmBtu depending on seasonality. The DOE also publishes a high and low case and expects gas to trade between these two cases 95% of the time. The low case varies between $4.00/mmBtu and $6.00/mmBtu, depending on seasonality, and the high case varies between $10.00/mmBtu and $15.00/mmBtu, depending on seasonality. Prices are expected to remain volatile through 2007 with weather-driven demand and storage levels playing significant roles in determining prices.
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
Customer Spending – Based upon our discussions with major customers, review of published industry reports and our outlook for oil and natural gas prices described above, anticipated customer spending trends are as follows:
•	Outside North America – Customer spending, primarily directed at developing oil supplies, is expected to increase approximately 19% to 21% in 2007 compared with 2006.

•	Assuming U.S. drilling activity for the remainder of 2007 remains flat with the first quarter of 2007, U.S. customer spending is expected to be up 7% compared to the year 2006.
Drilling Activity – Based upon our outlook for oil and natural gas prices and customer spending described above, our outlook for drilling activity, as measured by the Baker Hughes rig count, is as follows:
•	Drilling activity outside of North America is expected to increase approximately 9% to 11% in 2007 compared with 2006.

•	Drilling activity in the U.S. is expected to increase approximately 4% in 2007 compared with 2006 assuming U.S. drilling activity for the remainder of 2007 remains flat with the first quarter of 2007.

•	Drilling activity in Canada is expected to be down in 2007 compared with 2006.
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
     In 2006, 2005 and 2004, revenues outside North America were 55.7%, 57.6% and 58.5% of total revenues, respectively. In 2007, we expect revenues outside North America to increase approximately 19% to 21% compared with 2006, continuing the multi-year trend of growth in customer spending. Spending on large projects by National Oil Companies (“NOCs”) is expected to reflect established seasonality trends, resulting in softer revenues in the first half of the year and stronger revenues in the second half. In addition, customer spending could be affected by weather-related reductions. The Middle East, Africa and Latin America regions are expected to grow significantly in 2007 compared with 2006. Our expectations for spending and revenue growth could decrease if there are disruptions in key oil and natural gas production markets. Our assumptions regarding overall growth in customer spending outside of North America assume strong economic growth in the United States, China and the balance of the world outside of North America, resulting in an average oil price exceeding $55/Bbl.
     In 2006, 2005 and 2004, revenues in North America were 44.3%, 42.4%, and 41.5% of total revenues, respectively. Assuming U.S. drilling activity for the remainder of 2007 remains flat with the first quarter of 2007, U.S. revenue is expected to be up 7% compared to the year 2006. Canadian revenues are expected to be down in 2007 compared with 2006. Customer spending growth and therefore revenue growth in 2007 is highly uncertain given its dependence on the impact of weather-driven events and their impact on supply, demand and natural gas storage levels.
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
     We do business in approximately 90 countries including over one-half of the 30 countries having the lowest scores, which indicates high levels of corruption, in Transparency International’s Corruption Perception Index (“CPI”) survey for 2006. We devote significant resources to the development, maintenance and enforcement of our Business Code of Conduct policy, our Foreign Corrupt Practices Act (“FCPA”) policy, our internal control processes and procedures and other compliance related policies. Notwithstanding the devotion of such resources, and in part as a consequence thereof, from time to time we discover or receive information alleging potential violations of laws and regulations, including the FCPA and our policies, processes and procedures. We conduct internal investigations of these potential violations and take appropriate action depending upon the outcome of the investigation. In addition, in April 2007, we entered into agreements with the Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) that require us to appoint an independent monitor for three years to assess whether our policies and procedures are reasonably designed to detect and prevent violations of the FCPA, all applicable U.S. commercial bribery laws, and all applicable foreign bribery laws, by reviewing the controls, policies and procedures of the Company and its affiliates and subsidiaries. We anticipate that the monitor will be appointed during the second quarter of 2007. See “Part II, Item 1. Legal Proceedings” contained herein for additional information.
     We anticipate that the devotion of significant resources to compliance related issues, including the necessity for investigations, will continue to be an aspect of doing business in a number of the countries in which oil and natural gas exploration, development and production take place and in which we are requested to conduct operations. Compliance related issues and the activities of the independent monitor could limit our ability to do business in these countries. In order to provide products and services in some of these countries, we may in the future utilize ventures with third parties, sell products to distributors or otherwise modify our business approach in order to improve our ability to conduct our business in accordance with laws and regulations and our Business Code of Conduct.

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
RESULTS OF OPERATIONS
     The discussions below relating to significant line items from our consolidated condensed statements of operations are based on available information and represent our analysis of significant changes or events that impact the comparability of reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items. The discussions are based on our consolidated financial results, as individual segments do not contribute disproportionately to our revenues, profitability or cash requirements. In addition, the discussions below for revenues and cost of revenues are on a combined basis as the business drivers for the individual components of product sales and services and rentals are similar.
     The table below details certain consolidated condensed statement of operations data and their percentage of revenues for the three months ended March 31, 2007 and 2006, respectively.

	Three Months Ended March 31,
	2007		2006

Revenues	$2,472.8	100.0%	$2,062.0	100.0%
Cost of revenues	1,483.8	60.0%	1,271.1	61.6%
Research and engineering	91.6	3.7%	78.4	3.8%
Selling, general and administrative	337.2	13.6%	272.1	13.2%
Revenues
     Revenues for the three months ended March 31, 2007 increased 19.9% compared with the three months ended March 31, 2006, primarily due to increases in activity, as evidenced by a 5.1% increase in the worldwide rig count, pricing improvements of between 5% and 6%, and changes in market share in selected product lines and geographic areas. Revenues in North America, which accounted for 43.4% of total revenues, increased 14.0% for the three months ended March 31, 2007 compared with the three months ended March 31, 2006. This increase is primarily due to (i) increased land-based drilling activity for natural gas in the U.S., as evidenced by the 14.6% increase in the U.S. – land and inland waters rig count for the first quarter of 2007 compared with the first quarter of 2006 offset partially by decreased drilling activity in Canada, and (ii) pricing improvements. Revenues outside North America, which accounted for 56.6% of total revenues, increased 24.9% for the three months ended March 31, 2007 compared with the three months ended March 31, 2006. This increase reflects the improvement in international drilling activity, as evidenced by the 9.6% increase in the rig count outside North America, particularly in Latin America, the Middle East and Africa, pricing improvements and increases in market share in certain product lines and within all three regions outside North America.
Cost of Revenues
     Cost of revenues for the three months ended March 31, 2007 increased 16.7% compared with the three months ended March 31, 2006. Cost of revenues as a percentage of consolidated revenues was 60.0% and 61.6% for the three months ended March 31, 2007 and 2006, respectively. The decrease in cost of revenues as a percentage of consolidated revenues was primarily the result of overall average price increases of between 5% and 6% and continued high utilization of our rental tool fleet and personnel. The increase was partially offset by higher raw material costs and employee compensation costs. Additionally, effective January 1, 2007, we increased the depreciable lives of certain assets of our Baker Atlas division resulting in a reduction to cost of services and rentals of approximately $6.0 million for the three months ended March 31, 2007.

Research and Engineering
     Research and engineering expenses increased 16.8% for the three months ended March 31, 2007 compared with the three months ended March 31, 2006. The increase reflects our continued commitment to developing and commercializing new technologies as well as investing in our core product offerings.
Selling, General and Administrative
     Selling, general and administrative expenses increased 23.9% for the three months ended March 31, 2007 compared with the three months ended March 31, 2006. The increase corresponds with increased activity and resulted primarily from higher employee related costs including compensation, training and benefits, as well as higher marketing expenses as a result of increased activity.
Equity in Income of Affiliates
     Equity in income of affiliates decreased $48.0 million for the three months ended March 31, 2007 compared with the three months ended March 31, 2006 due to the sale of our 30% interest in WesternGeco in April 2006.
Interest and Dividend Income
     Interest and dividend income increased $4.2 million for the three months ended March 31, 2007 compared with the three months ended March 31, 2006. The increase was primarily due to higher average cash balances as well as higher interest rates.
Income Taxes
     Our effective tax rate is lower than the U.S. statutory income tax rate of 35% due to lower rates of tax on certain international operations offset by state income taxes.
     Our tax filings for various periods are subject to audit by the tax authorities in most jurisdictions where we conduct business. These audits may result in assessment of additional taxes that are resolved with the authorities or through the courts. We believe these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. We have received tax assessments from various taxing authorities and are currently at varying stages of appeals and/or litigation regarding these matters. We believe we have substantial defenses to the questions being raised and will pursue all legal remedies should an unfavorable outcome result. However, resolution of these matters involves uncertainties and there are no assurances that the outcomes will be favorable.
LIQUIDITY AND CAPITAL RESOURCES
     Our objective in financing our business is to maintain adequate financial resources and access to additional liquidity. During the three months ended March 31, 2007, cash flows from operations were the principal sources of funding. We anticipate that cash flows from operations will be sufficient to fund our liquidity needs in 2007. We also have a $500.0 million committed revolving credit facility that provides back-up liquidity in the event an unanticipated and significant demand on cash flows could not be funded by operations.
     Our capital planning process is focused on utilizing cash flows generated from operations in ways that enhance the value of our company. During the three months ended March 31, 2007, we used cash for a variety of activities including working capital needs, payment of dividends and capital expenditures.
Cash Flows
     Cash flows provided (used) by continuing operations by type of activity were as follows for the three months ended March 31:

	2007	2006

Operating activities	$55.7	$109.3
Investing activities	(56.0)	(146.4)
Financing activities	(30.1)	(102.5)

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
Operating Activities
     Cash flows from operating activities of continuing operations provided $55.7 million in the three months ended March 31, 2007 compared with $109.3 million in the three months ended March 31, 2006. This decrease in cash flows of $53.6 million is primarily due to an increase in income from continuing operations more than offset by a change in net operating assets and liabilities that used cash flows.
     The underlying drivers of the changes in operating assets and liabilities are as follows:
•	An increase in accounts receivable in the first quarter of 2007 used $201.3 million in cash compared with using $77.1 million in cash in the first quarter of 2006. This increase was primarily due to the increase in revenues and an increase in days sales outstanding (defined as the average number of days our net trade receivables are outstanding based on quarterly revenues) of approximately four days.

•	A build up of inventory in anticipation of and related to increased activity used $126.6 million in cash in the first quarter of 2007 compared with using $79.9 million in cash in the first quarter of 2006.

•	Accrued employee compensation and other accrued liabilities used $228.3 million in cash in the first quarter of 2007 compared with using $195.6 million in cash in the first quarter of 2006. The primary use of cash in each quarter is for the annual payment of employee bonuses that are made in March of each year.

•	Income taxes payable provided $161.3 million in cash in the first quarter of 2007 compared to providing $44.5 million in cash in the first quarter of 2006. The increase was primarily due to an income tax refund in the U.S. of $78.0 million received in the first quarter of 2007.
Investing Activities
     Our principal recurring investing activity is the funding of capital expenditures to ensure that we have the appropriate levels and types of rental tools in place to generate revenues from operations. Expenditures for capital assets totaled $262.0 million and $159.1 million for the three months ended March 31, 2007 and 2006, respectively. The majority of these expenditures were for rental tools and machinery and equipment, including wireline equipment.
     During the three months ended March 31, 2007, we purchased $864.3 million of and received proceeds of $1,020.6 million from maturing auction rate securities, which are highly liquid, variable-rate debt securities. While the underlying security has a long-term maturity, the interest rate is reset through Dutch auctions that are typically held every 7, 28 or 35 days, creating short-term liquidity. These short-term investments are classified as available-for-sale securities and are recorded at cost, which approximates market value.
     In the first quarter of 2006, we acquired Nova Technology Corporation (“Nova”) for $55.4 million, net of cash acquired of $3.0 million, plus assumed debt. As a result of the acquisition, we recorded $29.7 million of goodwill and $24.3 million of intangible assets. We also assigned $2.6 million to in-process research and development that was written off at the date of acquisition.
     Proceeds from the disposal of assets were $49.7 million and $28.7 million for the three months ended March 31, 2007 and 2006, respectively. These disposals relate to rental tools that were lost-in-hole, as well as machinery, rental tools and equipment no longer used in operations that were sold throughout the period.
     In March 2006, we completed the sale of Baker SPD and received $42.5 million in proceeds, and we received $3.8 million from the release of the remaining amount held in escrow related to our sale of Petreco International.
Financing Activities
     We had net borrowings of short-term debt of $7.4 million and net repayments of $3.0 million in the three months ended March 31, 2007 and 2006, respectively. Total debt outstanding at March 31, 2007 was $1,081.3 million, an increase of $6.2 million compared with December 31, 2006. The total debt to total capitalization (defined as total debt plus stockholders’ equity) ratios were 0.16 at March 31, 2007 and 0.17 at December 31, 2006.
     We received proceeds of $4.0 million and $29.4 million in the three months ended March 31, 2007 and 2006, respectively, from the issuance of common stock from the exercise of stock options.
     In April 2006, the Board of Directors authorized the repurchase of $1.8 billion of common stock which was in addition to the balance remaining from the Board of Directors’ previous authorizations. We did not repurchase any shares during the three months ended March 31, 2007. During the three months ended March 31, 2006, we repurchased 1.3 million shares of our common stock at an average price of $67.41 per share for a total of $90.7 million. At March 31, 2007, we had authorization remaining to repurchase up to a total of $345.5 million of our common stock.
     We paid dividends of $41.5 million and $44.4 million in the three months ended March 31, 2007 and 2006, respectively.
Available Credit Facilities
     At March 31, 2007, we had $993.3 million of credit facilities with commercial banks, of which $500.0 million is a committed revolving credit facility (the “facility”) which expires in July 2011. The facility provides for up to two one-year extensions, subject to the approval and acceptance by the lenders, among other conditions. In addition, the facility contains a provision to allow for an increase in the facility amount of an additional $500.0 million, subject to the approval and acceptance by the lenders, among other conditions. The facility contains certain covenants which, among other things, require the maintenance of a funded indebtedness to total capitalization ratio (a defined formula per the facility) of less than or equal to 0.60, restrict certain merger transactions or the sale of all or substantially all of the assets of the company or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the facility may be accelerated. Such events of default include payment defaults to lenders under the facility, covenant defaults and other customary defaults. At March 31, 2007, we were in compliance with all of the facility covenants. There were no direct borrowings under the facility during the quarter ended March 31, 2007; however, to the extent we have outstanding commercial paper, our ability to borrow under the facility is reduced. At March 31, 2007, we had no outstanding commercial paper.
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
     As of March 31, 2007, we have authorization remaining to repurchase up to $345.5 million in common stock. We may repurchase our common stock depending on market conditions, applicable legal requirements, our liquidity and other considerations. We anticipate paying dividends of between $165.0 million and $170.0 million in 2007; however, the Board of Directors can change the dividend policy at anytime.

     In the U.S., we merged two defined benefit pension plans effective January 1, 2007, resulting in one tax-qualified U.S. pension plan, the Baker Hughes Incorporated Pension Plan (“BHIPP”). As a result of the merger of these plans, BHIPP is overfunded; therefore, we are not required nor do we intend to make pension contributions to BHIPP in 2007, and we currently estimate that we will not be required to make contributions to BHIPP for five to eight years thereafter. In 2007, we estimate we will contribute between $28.0 million and $33.0 million to our other defined benefit pension plans and our postretirement welfare plans, and between $115.0 million and $125.0 million to our defined contribution plans.
     Other than previously discussed, we do not believe there are any other material trends, demands, commitments, events or uncertainties that would have, or are reasonably likely to have, a material impact on our financial condition and liquidity. Other than previously discussed, we currently have no information that would create a reasonable likelihood that the reported levels of revenues and cash flows from operations for the three months ended March 31, 2007 are not indicative of what we can expect in the near term.
OFF-BALANCE SHEET ARRANGEMENTS
     In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as letters of credit and other bank issued guarantees, which totaled approximately $381.8 million at March 31, 2007. None of these off-balance sheet arrangements either has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources. Other than normal operating leases, we do not have any off-balance sheet financing arrangements such as securitization agreements, liquidity trust vehicles, synthetic leases or special purpose entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.
NEW ACCOUNTING STANDARDS
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the tax benefit from an uncertain tax position is to be recognized when it is more likely than not, based on the technical merits of the position, that the position will be sustained on examination by the taxing authorities. Additionally, the amount of the tax benefit to be recognized is the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and financial statement disclosures. We adopted FIN 48 on January 1, 2007 and recorded a reduction to beginning retained earnings of $64.2 million and recognized a $78.5 million increase in the gross liability for unrecognized tax benefits, which included $17.3 million of interest and penalties. As a result of the implementation of FIN 48, we recognized the following adjustments to our accounts.

Increase
(Decrease)

Beginning retained earnings	$(64.2)
Deferred tax assets	(0.6)
Non-current tax receivables	14.9
Tax liabilities	78.5
     As of January 1, 2007, we had $422.8 million of total gross unrecognized tax benefits, which includes liabilities for interest and penalties of $50.4 million and $18.1 million, respectively, related to unrecognized tax benefits. Of this total, $339.2 million (net of associated and recognized tax benefits) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate.
     In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1 (“FSP AUG AIR-1”), which addresses the accounting for planned major maintenance activities. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. We adopted FSP AUG AIR-1 on January 1, 2007 to change our method of accounting for repairs and maintenance activities on certain rental tools from the accrue-in-advance method to the direct expense method. The adoption resulted in the reversal of a $34.2 million accrued liability for future repairs and maintenance costs and the recording of an income tax liability of $9.0 million. The net impact of $25.2 million has been recorded as an increase to beginning retained earnings as of January 1, 2007. We did not restate any prior periods as the impact was not material to our financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS 159 on January 1, 2008, and have not yet determined the impact, if any, on our consolidated condensed financial statements.
FORWARD-LOOKING STATEMENTS
     MD&A and certain statements in the Notes to Consolidated Condensed Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (each a “forward-looking statement”). The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “would,” “may,” “likely” and similar expressions, and the negative thereof, are intended to identify forward-looking statements. Our forward-looking statements are based on assumptions that we believe to be reasonable but that may not prove to be accurate. The statements do not include the potential impact of future transactions, such as an acquisition, disposition, merger, joint venture or other transaction that could occur. We undertake no obligation to publicly update or revise any forward-looking statement. Our expectations regarding our business outlook, including changes in revenue, pricing, expenses, capital spending, backlogs, profitability, tax rates, strategies for our operations, impact of our common stock repurchases, oil and natural gas market conditions, market share and contract terms, costs and availability of resources, economic and regulatory conditions, and environmental matters are only our forecasts regarding these matters.
     All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in “Part II, Item 1A. Risk Factors” section contained herein, as well as the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, this filing and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”). These documents are available through our web site or through the SEC’s Electronic Data Gathering and Analysis Retrieval System (“EDGAR”) at http://www.sec.gov.
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
Foreign Currency Forward Contracts
     At March 31, 2007, we had entered into several foreign currency forward contracts with notional amounts aggregating $115.0 million to hedge exposure to currency fluctuations in various foreign currencies, including British Pound Sterling, Euro, Norwegian Krone, Brazilian Real and Indonesian Rupiah. These contracts are designated and qualify as fair value hedging instruments. Based on quoted market prices as of March 31, 2007 for contracts with similar terms and maturity dates, we recorded a loss of $0.4 million to adjust these foreign currency forward contracts to their fair market value. This loss offsets designated foreign exchange gains resulting from the underlying exposures and is included in selling, general and administrative expense in our consolidated condensed statement of operations.
     The counterparties to the forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the unlikely event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this quarterly report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, as of March 31, 2007, our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On March 29, 2002, we announced that we had been advised that the SEC and the DOJ were conducting investigations into allegations of violations of law relating to Nigeria and other related matters. The SEC issued a formal order of investigation into possible violations of provisions under the Foreign Corrupt Practices Act (“FCPA”) regarding antibribery, books and records and internal controls. In connection with the investigations, the SEC issued subpoenas seeking information about our operations in Angola (subpoena dated August 6, 2003) and Kazakhstan (subpoenas dated August 6, 2003 and April 22, 2005) as part of its ongoing investigation. We have provided documents to and cooperated fully with the SEC and DOJ. In addition, we have conducted internal investigations into these matters. Our internal investigations identified issues regarding the propriety of certain payments and apparent deficiencies in our books and records and internal controls with respect to certain operations in Angola, Kazakhstan and Nigeria, as well as potential liabilities to government authorities in Nigeria. Evidence obtained during the course of the investigations has been provided to the SEC and DOJ.
     On April 26, 2007, the United States District Court, Southern District of Texas, Houston Division (the “Court”) unsealed a three-count criminal information that had been filed against the Company as part of the execution of a Deferred Prosecution Agreement (the “DPA”) between us and the DOJ. The three counts arise out of payments made to an agent in connection with a project in Kazakhstan and include conspiracy to violate the FCPA, a substantive violation of the antibribery provisions of the FCPA, and a violation of the FCPA’s books-and-records provisions. All three counts relate to the Company’s operations in Kazakhstan during the period from 2000 to 2003. Although the Company did not plead guilty to that information, it faces prosecution under that information, and possibly under other charges as well, if it fails to comply with the terms of the DPA. Those terms include, for the two-year term of the DPA, full cooperation with the government; compliance with all federal criminal law, including but not limited to the FCPA; and adoption of a Compliance Code containing specific provisions intended to prevent violations of the FCPA. The DPA also requires the Company to retain an independent monitor for a term of three years to assess and make recommendations about the Company’s compliance policies and procedures and our implementation of those procedures. Provided that the Company complies with the DPA, the DOJ has agreed not to prosecute the Company for violations of the FCPA based on information that the Company has disclosed to the DOJ regarding its operations in Nigeria, Angola, Kazakhstan, Indonesia, Russia, Uzbekistan, Turkmenistan, and Azerbaijan, among other countries.
     On the same date, the Court also accepted a plea of guilty by our subsidiary Baker Hughes Services International, Inc. (“BHSII”) pursuant to a plea agreement between BHSII and the DOJ (the “Plea Agreement”) based on similar charges relating to the same conduct. Pursuant to the Plea Agreement we have agreed to pay an $11 million penalty and a three-year term of organizational probation. The Plea Agreement contains provisions requiring BHSII to cooperate with the government, to comply with all federal criminal law, and to adopt a Compliance Code similar to the one that the DPA requires of the Company.
     Also on April 26, 2007, the SEC filed a Complaint (the “SEC Complaint”) and a proposed order (the “SEC Order”) against the Company in the Court. The SEC Complaint and the SEC Order were filed as part of a settled civil enforcement action by the SEC, to resolve the civil portion of the government’s investigation of the Company. As part of its agreement with the SEC, the Company consented to the filing of the SEC Complaint without admitting or denying the allegations in the Complaint, and also consented to the entry of the SEC Order. The SEC Complaint alleges civil violations of the FCPA’s antibribery provisions related to the Company’s operations in Kazakhstan, the FCPA’s books-and-records and internal-controls provisions related to the Company’s operations in Nigeria, Angola, Kazakhstan, Indonesia, Russia, and Uzbekistan, and the SEC’s cease and desist order of September 12, 2001, which has been previously disclosed in our Annual Reports on Form 10-K. The SEC Order does not take effect until it is confirmed by the Court. If approved, it will permanently enjoin the Company from violating the FCPA’s antibribery, books-and-records, and internal-controls provisions. As in the DPA, it requires that the Company retain the independent monitor to assess its FCPA compliance policies and procedures for the three-year period.

     Under the terms of the settlements with the SEC and the DOJ, the Company and BHSII agreed to pay $44.1 million ($11 million in criminal penalties, $10 million in civil penalties, $19.9 million in disgorgement of profits and $3.2 million in pre-judgment interest) to settle these investigations. In the fourth quarter of 2006, we recorded a financial charge for the potential settlement. The $44.1 million settlement will be paid in the second quarter of 2007. The settlement did not affect our previously reported financial results.
     For additional information see, “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Outlook” and “Item 5 - Other Information” of this Form 10-Q. Reference is also made to Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Annual Report”) for additional discussion of legal proceedings.
ITEM 1A. RISK FACTORS
     As of the date of this filing, there have been no changes from the risk factors previously disclosed in our “Risk Factors” in the 2006 Annual Report except as set forth below:
The terms and the impact of the settlement with the DOJ and SEC may negatively impact our ongoing operations.
     Under the settlements with the DOJ and SEC we are subject to ongoing review and regulation of our business operations, including the review of our operations and compliance program by a government approved independent monitor. The activities of the independent monitor will have a cost to us and may cause a change in our processes and operations, the outcome of which we are unable to predict. In addition, the settlements may impact our operations or result in legal actions against us in the countries that are the subject of the settlements. Also, the collateral impact of settlement in the United States and other countries outside the United States where we do business that may claim jurisdiction over any of the matters related to the DOJ and SEC investigations could be material. These settlements could also result in third-party claims against us, which may include claims for special, indirect, derivative or consequential damages.
Our failure to comply with the terms of our agreements with the DOJ and SEC will have a negative impact on our ongoing operations.
     Under the settlements with the DOJ and SEC, we are subject to a two-year deferred prosecution agreement and enjoined by the federal district court against any further violations of the FCPA. Accordingly, the settlements reached with the DOJ and SEC could be substantially nullified and we could be subject to severe sanctions and civil and criminal prosecution as well as fines and penalties in the event of a subsequent violation by us or any of our employees or our failure to meet all of the conditions contained in the settlements. Our ability to comply with the terms of the settlements is dependent on the success of our ongoing compliance program, including our ability to continue to manage our agents and business partners and supervise, train and retain competent employees and the efforts of our employees to comply with applicable law and the Baker Hughes Business Code of Conduct.
     An investment in our common stock involves various risks. When considering an investment in our company, you should consider carefully all of the risk factors described in our 2006 Annual Report and subsequent filings with the SEC as well as the risk factors described in this Form 10-Q. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table contains information about our purchases of equity securities during the three months ended March 31, 2007.
Issuer Purchases of Equity Securities

			Total			Maximum
			Number of			Number (or
			Shares		Total	Approximate
			Purchased		Number of	Dollar Value) of
			as Part of a		Shares	Shares that May
		Average	Publicly	Average	Purchased	Yet Be
	Total Mumber of	Price Paid	Announced	Price Paid	in the	Purchased Under
Period	Shares Purchased(1)	Per Share(1)	Program	Per Share	Aggregate	the Program (2)

January 1-31, 2007	74,058	$68.78	—	$—	74,058	$—
February 1-28, 2007	2,516	64.57	—	—	2,516	—
March 1-31, 2007	—	—	—	—	—	—

Total	76,574	$68.64	—	$—	76,574	$345,500,000

(1)	Represents shares purchased from employees to pay the option exercise price related to stock-for-stock exchanges in option exercises or to satisfy the tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock units.

(2)	In April 2006, the Board of Directors authorized the repurchase of an additional $1.8 billion of common stock, which was in addition to the balance remaining from the Board of Directors’ previous authorization. At March 31, 2007, we had authorization remaining to repurchase up to a total of $345.5 million of our common stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our Annual Meeting of Stockholders was held on April 26, 2007 (i) to elect twelve members of the Board of Directors to serve for one-year terms, (ii) to ratify Deloitte & Touche LLP as our Independent Auditor for 2007 and (iii) to approve an amendment to the Company’s Restated Certificate of Incorporation to adopt simple majority voting provisions. Following are the final results of the Annual Meeting.
     The directors who were elected are Larry D. Brady, Clarence P. Cazalot, Jr., Chad C. Deaton, Edward P. Djerejian, Anthony G. Fernandes, Claire W. Gargalli, Pierre H. Jungels, James A. Lash, James F. McCall, J. Larry Nichols, H. John Riley, Jr., and Charles L. Watson.

	Number of	Number of
	Affirmative	Votes
Names	Votes	Withheld

Larry D. Brady	283,498,387	5,054,057
Clarence P. Cazalot, Jr.	284,934,750	3,617,694
Chad C. Deaton	281,571,283	6,981,161
Edward P. Djerejian	284,865,147	3,687,297
Anthony G. Fernandes	284,886,921	3,665,523
Claire W. Gargalli	284,638,171	3,914,273
Pierre H. Jungels	280,891,864	7,660,580
James A. Lash	284,922,578	3,629,866
James F. McCall	282,456,424	6,096,020
J. Larry Nichols	284,883,653	3,668,791
H. John Riley, Jr.	284,938,782	3,613,662
Charles L. Watson	281,653,922	6,898,522

     The number of affirmative votes, the number of negative votes and the number of abstentions with respect to the ratification of Deloitte & Touche LLP as Independent Auditor for 2007 was as follows:

Number of	Number of
Affirmative	Negative
Votes	Votes	Abstentions
283,892,970	2,929,692	1,729,480
     The number of affirmative votes, the number of negative votes, the number of abstentions and the number of broker non-votes with respect to the amendment to the Company’s Restated Certificate of Incorporation adopting simple majority voting was as follows:

Number of	Number of
Affirmative	Negative		Broker
Votes	Votes	Abstentions	Non-Votes
282,396,136	440,708	1,932,221	35,481,823
ITEM 5. OTHER INFORMATION
     The following events occurred subsequent to the quarterly period covered by this Form 10-Q and are reportable under Form 8-K:
Item 1.01 Entry into a Material Definitive Agreement.
     On April 26, 2007 the Company entered into an Agreement of Resignation, Appointment and Acceptance by and among Citibank, N.A. and The Bank of New York Trust Company, N.A (“BNYTC”) effective as of May 1, 2007 (the “Agreement”). Pursuant to the terms of the Agreement, BNYTC will replace Citibank, N.A. as trustee under the Company’s Indenture dated May 15, 1991. A copy of the Agreement is attached hereto as Exhibit 10.1.
     On April 26, 2007, the United States District Court, Southern District of Texas, Houston Division (the “Court”) unsealed a three-count criminal information that had been filed against the Company as part of the execution of a Deferred Prosecution Agreement (the “DPA”) between us and the DOJ. The three counts include conspiracy to violate the FCPA, a substantive violation of the antibribery provisions of the FCPA, and a violation of the FCPA’s books-and-records provisions. All three counts relate to the Company’s operations in Kazakhstan during the period from 2000 to 2003. On the same day, the Court also accepted a plea of guilty by our subsidiary BHSII pursuant to a plea agreement between BHSII and the DOJ (the “Plea Agreement”) based on similar charges relating to the same conduct. Also on April 26, 2007, the SEC filed a Complaint (the “SEC Complaint”) and a proposed order (the “SEC Order”) against the Company in the Court. The SEC Complaint and the SEC Order were filed as part of a settled civil enforcement action by the SEC, to resolve the civil portion of the government’s investigation of the Company. As part of its agreement with the SEC, the Company consented to the filing of the SEC Complaint without admitting or denying the allegations in the Complaint, and also consented to the entry of the SEC Order. For further information regarding the settlements, including a description of the material terms and conditions, see “Item 1. Legal Proceedings” in this report on Form 10-Q.
     A copy of the: (i) Deferred Prosecution Agreement entered into between the Company and the DOJ is attached hereto as Exhibit 10.4; (ii) Baker Hughes Incorporated Information document is attached hereto as Exhibit 99.1; (iii) Plea Agreement entered into between Baker Hughes Services International, Inc. and the DOJ is attached hereto as Exhibit 10.5; (iv) Baker Hughes Services International, Inc. Information document is attached hereto as Exhibit 99.2; (v) Sentencing Memorandum and Motion for Waiver of Pre-Sentence Investigation of Baker Hughes Services International, Inc. is attached hereto as Exhibit 99.3; (vi) Baker Hughes Services International, Inc. Sentencing Letter is attached hereto as Exhibit 99.4; and (vii) the SEC Complaint is attached hereto as Exhibit 99.5. A copy of the news release dated April 26, 2007 by the Company regarding the settlement of the FCPA investigation is attached hereto as Exhibit 99.6. Exhibits 10.4 and 10.5 and 99.1 through 99.6 are each incorporated herein by reference.

Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.
     On April 26, 2007, the Company filed in Delaware a Certificate of Amendment to its Restated Certificate of Incorporation adopting simple majority vote provisions. A copy of the Certificate of Amendment and the Restated Certificate of Incorporation are attached hereto as Exhibit 3.1.
     On April 26, 2007, the Board of Directors of the Company amended and restated the Company’s Bylaws to eliminate all supermajority voting provisions. A copy of the Restated Bylaws is attached hereto as Exhibit 3.2.
Item 8.01 Other Events.
a.	Following our Annual Meeting of Stockholders held on April 26, 2007, our Board of Directors held a meeting at which it appointed the members and chairmen for the Board’s five standing committees. The composition of each committee is as follows:

Executive Committee — Messrs. Deaton (Chairman), Cazalot, Riley and Watson.

Audit/Ethics Committee — Messrs. McCall (Chairman), Brady, Cazalot, Fernandes, Lash and Nichols.

Governance Committee — Messrs. Cazalot (Chairman), Djerejian, McCall, Riley and Watson.

Finance Committee — Messrs. Fernandes (Chairman), Brady, Jungels, Lash, Watson and Ms. Gargalli.

Compensation Committee — Messrs. Riley (Chairman), Djerejian, Jungels, Nichols and Ms. Gargalli.
ITEM 6. EXHIBITS
3.1	Certificate of Amendment dated April 26, 2007 and the Restated Certificate of Incorporation.

3.2	Bylaws of Baker Hughes Incorporated restated as of April 26, 2007.

10.1	Agreement of Resignation, Appointment and Acceptance by and among Baker Hughes Incorporated, Citibank, N.A. and The Bank of New York Trust Company, N.A. dated as of April 26, 2007, effective as of May 1, 2007.

10.2	Form of Indemnification Agreement between Baker Hughes Incorporated and Stephen K. Ellison dated as of May 1, 2007 (filed as Exhibit 10.4 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.3	Form of Change in Control Severance Agreement between Baker Hughes Incorporated and Stephen K. Ellison dated as of May 1, 2007 (filed as Exhibit 10.8 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2004).

10.4	Deferred Prosecution Agreement between Baker Hughes Incorporated and the United States Department of Justice filed on April 26, 2007 with the United States District Court of Texas, Houston Division.

10.5	Plea Agreement between Baker Hughes Services International, Inc. and the United States Department of Justice filed on April 26, 2007 with the United States District Court of Texas, Houston Division.

31.1	Certification of Chad C. Deaton, Chief Executive Officer, dated May 1, 2007, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Peter A. Ragauss, Chief Financial Officer, dated May 1, 2007, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Statement of Chad C. Deaton, Chief Executive Officer, and Peter A. Ragauss, dated May 1, 2007, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

99.1	Baker Hughes Incorporated Information document filed on April 26, 2007 by the United States Attorney’s Office for the Southern District of Texas and the United States Department of Justice.

99.2	Baker Hughes Services International, Inc. Information document filed on April 26, 2007 by the United States Attorney’s Office for the Southern District of Texas and the United States Department of Justice.

99.3	Sentencing Memorandum and Motion for Waiver of Pre-Sentence Investigation of Baker Hughes Services International, Inc.

99.4	Baker Hughes Services International, Inc. Sentencing Letter from the United States Department of Justice dated April 24, 2007.

99.5	The Complaint by the Securities and Exchange Commission v. Baker Hughes Incorporated filed on April 26, 2007 with the United States District Court of Texas, Houston Division.

99.6	News Release dated April 26, 2007 regarding the settlement of the FCPA investigation.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAKER HUGHES INCORPORATED
(Registrant)

Date: May 1, 2007	By: /s/ PETER A. RAGAUSS

Peter A. Ragauss Senior Vice President and Chief Financial Officer

Date: May 1, 2007	By: /s/ ALAN J. KEIFER

Alan J. Keifer
Vice President and Controller

EXHIBIT INDEX

EXHIBITS	DESCRIPTION OF EXHIBITS

3.1	Certificate of Amendment dated April 26, 2007 and the Restated Certificate of Incorporation.

3.2	Bylaws of Baker Hughes Incorporated restated as of April 26, 2007.

10.1	Agreement of Resignation, Appointment and Acceptance by and among Baker Hughes Incorporated, Citibank, N.A. and The Bank of New York Trust Company, N.A. dated as of April 26, 2007, effective as of May 1, 2007.

10.2	Form of Indemnification Agreement between Baker Hughes Incorporated and Stephen K. Ellison dated as of May 1, 2007 (filed as Exhibit 10.4 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.3	Form of Change in Control Severance Agreement between Baker Hughes Incorporated and Stephen K. Ellison dated as of May 1, 2007 (filed as Exhibit 10.8 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2004).

10.4	Deferred Prosecution Agreement between Baker Hughes Incorporated and the United States Department of Justice filed on April 26, 2007 with the United States District Court of Texas, Houston Division.

10.5	Plea Agreement between Baker Hughes Services International, Inc. and the United States Department of Justice filed on April 26, 2007 with the United States District Court of Texas, Houston Division.

31.1	Certification of Chad C. Deaton, Chief Executive Officer, dated May 1, 2007, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Peter A. Ragauss, Chief Financial Officer, dated May 1, 2007, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Statement of Chad C. Deaton, Chief Executive Officer, and Peter A. Ragauss, dated May 1, 2007, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

99.1	Baker Hughes Incorporated Information document filed on April 26, 2007 by the United States Attorney’s Office for the Southern District of Texas and the United States Department of Justice.

99.2	Baker Hughes Services International, Inc. Information document filed on April 26, 2007 by the United States Attorney’s Office for the Southern District of Texas and the United States Department of Justice.

99.3	Sentencing Memorandum and Motion for Waiver of Pre-Sentence Investigation of Baker Hughes Services International, Inc.

99.4	Baker Hughes Services International, Inc. Sentencing Letter from the United States Department of Justice dated April 24, 2007.

99.5	The Complaint by the Securities and Exchange Commission v. Baker Hughes Incorporated filed on April 26, 2007 with the United States District Court of Texas, Houston Division.

99.6	News Release dated April 26, 2007 regarding the settlement of the FCPA investigation.