Form 10-Q
period 2007-09-30
BAKER HUGHES INC
filed 2007-10-26
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

     As of October 22, 2007, the registrant has outstanding 318,185,549 shares of Common Stock, $1 par value per share.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Baker Hughes Incorporated
Consolidated Condensed Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Sales	$1,359.5	$1,161.8	$3,819.4	$3,318.9
Services and rentals	1,318.1	1,147.6	3,868.5	3,255.8

Total revenues	2,677.6	2,309.4	7,687.9	6,574.7

Costs and expenses:
Cost of sales	813.9	666.7	2,330.1	1,950.1
Cost of services and rentals	826.6	703.8	2,349.0	2,032.1
Research and engineering	94.2	87.8	278.4	248.2
Selling, general and administrative	360.3	338.9	1,050.5	903.2

Total costs and expenses	2,095.0	1,797.2	6,008.0	5,133.6

Operating income	582.6	512.2	1,679.9	1,441.1
Equity in income of affiliates	—	0.6	0.4	60.1
Gain on sale of interest in affiliate	—	—	—	1,743.5
Interest expense	(16.7)	(18.1)	(49.7)	(51.6)
Interest and dividend income	10.5	22.6	32.7	54.1

Income from continuing operations before income taxes	576.4	517.3	1,663.3	3,247.2
Income taxes	(187.3)	(158.7)	(549.9)	(1,174.8)

Income from continuing operations	389.1	358.6	1,113.4	2,072.4
Income from discontinued operations, net of tax	—	—	—	20.4

Net income	$389.1	$358.6	$1,113.4	$2,092.8

Basic earnings per share:
Income from continuing operations	$1.23	$1.10	$3.49	$6.20
Income from discontinued operations	—	—	—	0.06

Net income	$1.23	$1.10	$3.49	$6.26

Diluted earnings per share:
Income from continuing operations	$1.22	$1.09	$3.47	$6.16
Income from discontinued operations	—	—	—	0.06

Net income	$1.22	$1.09	$3.47	$6.22

Cash dividends per share	$0.13	$0.13	$0.39	$0.39

See accompanying notes to unaudited consolidated condensed financial statements.

Baker Hughes Incorporated
Consolidated Condensed Balance Sheets
(In millions)

	September 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$845.8	$750.0
Short-term investments	62.2	353.7
Accounts receivable, net	2,355.0	2,055.1
Inventories	1,728.4	1,528.8
Deferred income taxes	219.1	167.8
Other current assets	113.2	112.4

Total current assets	5,323.7	4,967.8

Property, plant and equipment	2,190.3	1,800.5
Goodwill	1,353.1	1,347.0
Intangible assets, net	181.3	190.4
Other assets	415.4	400.0

Total assets	$9,463.8	$8,705.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$635.8	$648.8
Short-term borrowings	4.4	1.3
Accrued employee compensation	410.5	484.2
Income taxes payable	154.2	150.0
Other accrued liabilities	228.0	337.6

Total current liabilities	1,432.9	1,621.9

Long-term debt	1,070.5	1,073.8
Deferred income taxes and other tax liabilities	398.5	300.2
Liabilities for pensions and other postretirement benefits	353.3	339.3
Other liabilities	114.1	127.6

Stockholders’ Equity:
Common stock	317.9	319.9
Capital in excess of par value	1,425.3	1,600.6
Retained earnings	4,459.5	3,509.6
Accumulated other comprehensive loss	(108.2)	(187.2)

Total stockholders’ equity	6,094.5	5,242.9

Total liabilities and stockholders’ equity	$9,463.8	$8,705.7

See accompanying notes to unaudited consolidated condensed financial statements.

Baker Hughes Incorporated
Consolidated Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006

Cash flows from operating activities:
Income from continuing operations	$1,113.4	$2,072.4
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	380.3	315.7
Amortization of net deferred gains on derivatives	(3.8)	(3.8)
Stock-based compensation costs	40.0	35.4
Acquired in-process research and development	—	2.6
(Benefit) provision for deferred income taxes	(28.4)	114.6
Gain on sale of interest in affiliate	—	(1,743.5)
Provision for income taxes on gain on sale of interest in affiliate	—	708.3
Gain on disposal of assets	(70.3)	(50.8)
Equity in income of affiliates	(0.4)	(60.1)
Changes in operating assets and liabilities:
Accounts receivable	(257.6)	(327.9)
Inventories	(160.8)	(304.4)
Accounts payable	(31.6)	82.4
Accrued employee compensation and other accrued liabilities	(203.1)	(0.9)
Income taxes payable	103.5	(101.9)
Income taxes paid on sale of interest in affiliate	(111.7)	(463.3)
Other	20.1	23.7

Net cash flows from continuing operations	789.6	298.5
Net cash flows from discontinued operations	—	0.4

Net cash flows from operating activities	789.6	298.9

Cash flows from investing activities:
Expenditures for capital assets	(811.1)	(601.6)
Acquisition of businesses, net of cash acquired	—	(66.2)
Purchases of short-term investments	(2,520.7)	(2,691.4)
Proceeds from maturities of short-term investments	2,812.2	2,475.9
Proceeds from disposal of property, plant and equipment	146.2	102.2
Proceeds from sale of business	—	46.3
Proceeds from sale of interest in affiliate	—	2,400.0
Distribution from affiliate	—	59.6

Net cash flows from investing activities	(373.4)	1,724.8

Cash flows from financing activities:
Net borrowings (repayments) of short-term debt	3.2	(3.8)
Repurchases of common stock	(280.0)	(1,621.1)
Proceeds from issuance of common stock	50.8	61.2
Dividends	(124.5)	(131.1)
Excess tax benefits from stock-based compensation	6.1	12.3

Net cash flows from financing activities	(344.4)	(1,682.5)

Effect of foreign exchange rate changes on cash	24.0	10.9

Increase in cash and cash equivalents	95.8	352.1
Cash and cash equivalents, beginning of period	750.0	697.0

Cash and cash equivalents, end of period	$845.8	$1,049.1

Income taxes paid (net of refunds)	$580.8	$877.3
Interest paid	$67.9	$67.5
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
     The table below reflects the impact of the adoption of FIN 48 and FSP AUG AIR-1 on beginning retained earnings, the current year-to-date activity and the ending balance of retained earnings as reflected on the condensed consolidated balance sheet as of September 30, 2007.

Retained Earnings

As reported ending balance as of December 31, 2006	$3,509.6
Adjustments for the adoption of new accounting standards:
FIN 48 - Accounting for Uncertainty in Income Taxes	(64.2)
FSP AUG AIR-1 - Accounting for R&M activities	25.2

Adjusted beginning balance as of January 1, 2007	3,470.6
Activity for the nine months ended September 30, 2007:
Net income	1,113.4
Cash dividends	(124.5)

Ending balance as of September 30, 2007	$4,459.5

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
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). We adopted all requirements of SFAS 158 on December 31, 2006, except for the funded status measurement date requirement, which will be adopted on December 31, 2008, as allowed under SFAS 158. We have not yet determined the impact of adopting the funded status measurement date requirement on our consolidated condensed financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. If we elect to measure eligible financial assets and liabilities at fair value, we will adopt SFAS 159 on January 1, 2008. We have not yet determined the impact of adopting SFAS 159, if any, on our consolidated condensed financial statements.
NOTE 2. STOCK-BASED COMPENSATION
     We grant various forms of equity based awards to directors, officers and other key employees. These equity based awards consist primarily of stock options, restricted stock awards and restricted stock units. We also have an Employee Stock Purchase Plan available for eligible employees to purchase shares of our common stock at a 15% discount. We recorded total stock-based compensation expense of $15.9 million and $10.9 million for the three months ended September 30, 2007 and 2006, respectively, and $40.0 million and $35.4 million for the nine months ended September 30, 2007 and 2006, respectively.
Stock Options
     Our stock option plans provide for the issuance of incentive and non-qualified stock options to directors, officers and other key employees at an exercise price equal to the market price of our common stock on the date of grant.
     The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the option pricing model for the nine months ended September 30, 2007 and 2006.

	2007	2006

Expected life (years)	5.1	5.0
Risk-free interest rate	4.8%	4.8%
Volatility	28.6%	31.1%
Dividend yield	0.7%	0.7%
Weighted-average fair value per share at grant date	$24.20	$26.15
     We granted 690,055 options during the nine months ended September 30, 2007 at a weighted-average exercise price per option of $75.12.
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

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
     We granted 351,987 RSAs and 93,295 RSUs during the nine months ended September 30, 2007 at a weighted-average price per award or unit of $68.59 and $68.54, respectively.
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

NOTE 5. ACQUISITION
     In January 2006, we acquired Nova Technology Corporation (“Nova”) for $55.4 million, net of cash acquired of $3.0 million, plus assumed debt. Nova is a leading supplier of permanent monitoring, chemical injection systems, and multi-line services for deepwater and subsea oil and gas well applications. As a result of the acquisition, we recorded $29.7 million of goodwill and $24.3 million of

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
intangible assets and assigned $2.6 million to in-process research and development. Under the terms of the purchase agreement, the former owners of Nova are entitled to additional purchase price consideration of up to $3.0 million based on certain post-closing events to the extent that those events occur no later than January 31, 2016, of which $1.0 million was paid through September 30, 2007.
NOTE 6. INCOME TAXES
     In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the tax benefit from an uncertain tax position is to be recognized when it is more likely than not, based on the technical merits of the position, that the position will be sustained on examination by the taxing authorities. Additionally, the amount of the tax benefit to be recognized is the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and financial statement disclosures.
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
     As of September 30, 2007, we had $455.6 million of total gross unrecognized tax benefits, which includes liabilities for interest and penalties of $66.7 million and $20.9 million, respectively, related to unrecognized tax benefits. Our gross unrecognized tax benefits also include $9.3 million of additional taxes and related interest and penalties, recorded in the second quarter of 2007, that are associated with disallowed tax deductions taken in previous years, arising from the previously announced resolution of investigations with the SEC and the Department of Justice (“DOJ”). Of the total gross unrecognized tax benefits, $368.4 million (net of associated and recognized tax benefits) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate.
     We have elected under FIN 48 to continue with our prior policy to classify interest and penalties related to unrecognized tax benefits as income taxes in our financial statements. For the nine months ended September 30, 2007, we recognized $16.3 million of interest expense related to unrecognized tax benefits.
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

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)

Earliest Open Tax
Jurisdiction	Period
Angola	2002
Argentina	1999
Brazil	2002
Canada	1998
Equatorial Guinea	2003
Germany	2003
Norway	1999
Russia	2004
Saudi Arabia	1995
United Kingdom	1998
United States	2002
Venezuela	1998
NOTE 7. EARNINGS PER SHARE
     A reconciliation of the number of shares used for the basic and diluted EPS calculation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Weighted average common shares outstanding for basic EPS	317.6	326.3	318.6	334.5
Effect of dilutive securities - stock plans	2.2	1.8	2.1	2.0

Adjusted weighted average common shares outstanding for diluted EPS	319.8	328.1	320.7	336.5

Future potentially dilutive shares excluded from diluted EPS:
Options with an exercise price greater than the average market price for the period	—	0.7	0.6	0.7

NOTE 8. INVENTORIES
     Inventories are comprised of the following:

	September 30,	December 31,
	2007	2006

Finished goods	$1,422.0	$1,239.5
Work in process	187.1	188.0
Raw materials	119.3	101.3

Total	$1,728.4	$1,528.8

NOTE 9. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment is comprised of the following:

	September 30,	December 31,
	2007	2006

Land	$49.9	$46.1
Buildings and improvements	733.6	661.0
Machinery and equipment	2,660.5	2,387.6
Rental tools and equipment	1,678.2	1,419.2

Subtotal	5,122.2	4,513.9
Accumulated depreciation	(2,931.9)	(2,713.4)

Total	$2,190.3	$1,800.5

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
NOTE 10. GOODWILL AND INTANGIBLE ASSETS
     The changes in the carrying amount of goodwill are detailed below by segment:

	Drilling	Completion
	and	and
	Evaluation	Production	Total

Balance as of December 31, 2006	$909.2	$437.8	$1,347.0
Adjustments for final purchase price allocations of previous acquisitions	2.0	1.5	3.5
Translation adjustments and other	1.9	0.7	2.6

Balance as of September 30, 2007	$913.1	$440.0	$1,353.1

     Intangible assets are comprised of the following:

	September 30, 2007			December 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Technology based	$240.2	$(100.8)	$139.4	$236.7	$(87.2)	$149.5
Contract based	15.0	(8.6)	6.4	13.8	(6.6)	7.2
Marketing related	5.7	(5.7)	—	5.7	(5.7)	—
Customer based	13.5	(3.5)	10.0	13.7	(2.4)	11.3
Other	0.5	(0.4)	0.1	0.7	(0.4)	0.3

Total amortizable intangible assets	274.9	(119.0)	155.9	270.6	(102.3)	168.3
Marketing related intangible assets with indefinite useful lives	25.4	—	25.4	22.1	—	22.1

Total	$300.3	$(119.0)	$181.3	$292.7	$(102.3)	$190.4

     Intangible assets are amortized either on a straight-line basis with estimated useful lives ranging from 1 to 20 years, or on a basis that reflects the pattern in which the economic benefits of the intangible assets are consumed, which range from 15 to 30 years.
     Amortization expense for intangible assets included in net income for the three and nine months ended September 30, 2007 was $5.1 million and $15.7 million, respectively, and is estimated to be $20.6 million for the year 2007. Estimated amortization expense for each of the subsequent five fiscal years is expected to be as follows: 2008 - $19.1 million; 2009 - $18.3 million; 2010 - $14.8 million; 2011 - $13.8 million; and 2012 - $13.5 million.
NOTE 11. FINANCIAL INSTRUMENTS
Foreign Currency Forward Contracts
     At September 30, 2007, we had entered into several foreign currency forward contracts with notional amounts aggregating $129.9 million to hedge exposure to currency fluctuations in various foreign currencies, including British Pound Sterling, Euro, Norwegian Krone, Brazilian Real and Japanese Yen. These contracts are designated and qualify as fair value hedging instruments. Based on quoted market prices as of September 30, 2007 for contracts with similar terms and maturity dates, during the third quarter of 2007 we recorded a gain of $1.2 million to adjust these foreign currency forward contracts to their fair market value. This gain offsets designated foreign exchange losses resulting from the underlying exposures and is included in selling, general and administrative expense in our consolidated condensed statement of operations.
     At September 30, 2007, we had entered into several foreign currency forward contracts with notional amounts aggregating $54.9 million to hedge exposure to fluctuations in the Canadian dollar exchange rate. The contracts were not designated as hedging instruments. Based on quoted market prices as of September 30, 2007 for contracts with similar terms and maturity dates, during the third quarter of 2007 we recorded a loss of $3.6 million to adjust these forward foreign currency contracts to their fair market value. This loss is included in selling, general and administrative expense in our consolidated condensed statement of operations.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
     At September 30, 2007, we had entered into option contracts as a hedge of fluctuations in the Russian Ruble exchange rate. The contracts were not designated as hedging instruments. Based on quoted market prices as of September 30, 2007 for contracts with similar terms and maturity dates, during the third quarter of 2007 we recorded a loss of $0.2 million to adjust the carrying value of these contracts to their fair market value. This loss is included in selling, general and administrative expense in our consolidated condensed statement of operations.
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
•	The Drilling and Evaluation segment consists of Baker Hughes Drilling Fluids (drilling fluids), Hughes Christensen (oilfield drill bits), INTEQ (drilling, measurement-while-drilling and logging-while-drilling) and Baker Atlas (wireline formation evaluation and wireline completion services) divisions. The Drilling and Evaluation segment provides products and services used to drill and evaluate oil and natural gas wells.

•	The Completion and Production segment consists of Baker Oil Tools (workover, fishing and completion equipment), Baker Petrolite (oilfield specialty chemicals) and Centrilift (electric submersible pumps and progressing cavity pumps) divisions and the ProductionQuest (production optimization and permanent monitoring) business unit. The Completion and Production segment provides equipment and services used from the completion phase through the productive life of oil and natural gas wells.
     The performance of our segments is evaluated based on segment profit (loss), which is defined as income from continuing operations before income taxes, interest expense and interest and dividend income. Summarized financial information is shown in the following table. The “Corporate and Other” column includes corporate-related items, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to the segments. The nine months ended September 30, 2006, also includes the pre-tax gain on the sale of our interest in WesternGeco of $1,743.5 million.

	Drilling	Completion
	and	and		Oilfield	Corporate
	Evaluation	Production	WesternGeco	Operations	and Other	Total

Revenues
Three months ended September 30, 2007	$1,356.0	$1,321.8	$—	$2,677.8	$(0.2)	$2,677.6
Three months ended September 30, 2006	1,204.1	1,105.3	—	2,309.4	—	2,309.4

Nine months ended September 30, 2007	$3,923.2	$3,764.7	$—	$7,687.9	$—	$7,687.9
Nine months ended September 30, 2006	3,407.1	3,167.6	—	6,574.7	—	6,574.7

Segment profit (loss)
Three months ended September 30, 2007	$359.2	$289.2	$—	$648.4	$(72.0)	$576.4
Three months ended September 30, 2006	320.9	241.3	—	562.2	(44.9)	517.3

Nine months ended September 30, 2007	$1,054.3	$802.5	$—	$1,856.8	$(193.5)	$1,663.3
Nine months ended September 30, 2006	891.3	697.2	58.7	1,647.2	1,600.0	3,247.2

Total assets
As of September 30, 2007	$4,497.2	$3,946.5	$—	$8,443.7	$1,020.1	$9,463.8
As of December 31, 2006	3,988.8	3,595.7	—	7,584.5	1,121.2	8,705.7

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
     The following table presents the details of the segment profit (loss) for “Corporate and Other”:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Corporate and other expenses	$(65.8)	$(49.4)	$(176.5)	$(146.0)
Interest expense	(16.7)	(18.1)	(49.7)	(51.6)
Interest and dividend income	10.5	22.6	32.7	54.1
Gain on sale of interest in affiliate	—	—	—	1,743.5

Total	$(72.0)	$(44.9)	$(193.5)	$1,600.0

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
     The components of net periodic benefit cost are as follows for the three months ended September 30:

					Other Postretirement
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Benefits
	2007	2006	2007	2006	2007	2006

Service cost	$7.9	$6.5	$0.7	$0.8	$1.9	$1.8
Interest cost	3.9	3.2	4.4	3.5	2.2	2.5
Expected return on plan assets	(8.6)	(7.9)	(4.8)	(3.7)	—	—
Amortization of prior service cost	0.2	—	—	—	0.3	0.2
Amortization of net loss	0.1	0.2	0.7	0.6	—	0.5

Net periodic benefit cost	$3.5	$2.0	$1.0	$1.2	$4.4	$5.0

     The components of net periodic benefit cost are as follows for the nine months ended September 30:

					Other Postretirement
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Benefits
	2007	2006	2007	2006	2007	2006

Service cost	$23.7	$19.7	$2.1	$2.4	$5.7	$5.6
Interest cost	11.7	9.6	13.2	10.5	6.6	7.3
Expected return on plan assets	(25.8)	(23.7)	(14.4)	(11.1)	—	—
Amortization of prior service cost	0.6	—	—	—	0.9	0.6
Amortization of net loss	0.3	0.6	2.1	1.8	—	1.5

Net periodic benefit cost	$10.5	$6.2	$3.0	$3.6	$13.2	$15.0

NOTE 14. GUARANTEES
     In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as letters of credit and other bank issued guarantees, which totaled approximately $425.1 million at September 30, 2007. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our consolidated condensed financial statements.
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

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
     The changes in the aggregate product warranty liabilities for the nine months ended September 30, 2007 are as follows:

Balance as of December 31, 2006	$22.6
Claims paid or settled	(9.8)
Additional warranties issued	3.7
Revisions in estimates of previously issued warranties	(0.9)
Other	0.4

Balance as of September 30, 2007	$16.0

NOTE 15. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to owners. The components of our comprehensive income (loss), net of related tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$389.1	$358.6	$1,113.4	$2,092.8
Other comprehensive income (loss):
Foreign currency translation adjustments:
Translation adjustment during the period	38.4	12.4	79.5	42.2
Reclassifications included in net income due to sale of Baker SPD	—	—	—	(2.3)
Pension and other postretirement benefits	0.1	—	(0.5)	—
Other	—	—	—	1.1

Total comprehensive income	$427.6	$371.0	$1,192.4	$2,133.8

     Total accumulated other comprehensive loss consisted of the following:

	September 30,	December 31,
	2007	2006

Foreign currency translation adjustments	$19.2	$(60.3)
Pension and other postretirement benefits	(127.4)	(126.9)

Total accumulated other comprehensive loss	$(108.2)	$(187.2)

NOTE 16. LITIGATION
     On April 26, 2007, the United States District Court, Southern District of Texas, Houston Division (the “Court”) unsealed a three-count criminal information that had been filed against us as part of the execution of a Deferred Prosecution Agreement (the “DPA”) between us and the DOJ. The three counts arise out of payments made to an agent in connection with a project in Kazakhstan and include conspiracy to violate the Foreign Corrupt Practices Act (“FCPA”), a substantive violation of the antibribery provisions of the FCPA, and a violation of the FCPA’s books-and-records provisions. All three counts relate to our operations in Kazakhstan during the period from 2000 to 2003. Although we did not plead guilty to that information, we face prosecution under that information, and possibly under other charges as well, if we fail to comply with the terms of the DPA. Those terms include, for the two-year term of the DPA, full cooperation with the government; compliance with all federal criminal law, including but not limited to the FCPA; and adoption of a Compliance Code containing specific provisions intended to prevent violations of the FCPA. The DPA also requires us to retain an independent monitor for a term of three years to assess and make recommendations about our compliance policies and procedures and our implementation of those procedures. Provided that we comply with the DPA, the DOJ has agreed not to prosecute us for violations of the FCPA based on information that we have disclosed to the DOJ regarding our operations in Nigeria, Angola, Kazakhstan, Indonesia, Russia, Uzbekistan, Turkmenistan, and Azerbaijan, among other countries.
     On the same date, the Court also accepted a plea of guilty by our subsidiary Baker Hughes Services International, Inc. (“BHSII”) pursuant to a plea agreement between BHSII and the DOJ (the “Plea Agreement”) based on similar charges relating to the same conduct. Pursuant to the Plea Agreement, BHSII agreed to a three-year term of organizational probation. The Plea Agreement contains provisions requiring BHSII to cooperate with the government, to comply with all federal criminal law, and to adopt a Compliance Code similar to the one that the DPA requires of the Company.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
     Also on April 26, 2007, the SEC filed a Complaint (the “SEC Complaint”) and a proposed order (the “SEC Order”) against us in the Court. The SEC Complaint and the SEC Order were filed as part of a settled civil enforcement action by the SEC, to resolve the civil portion of the government’s investigation of us. As part of our agreement with the SEC, we consented to the filing of the SEC Complaint without admitting or denying the allegations in the Complaint, and also consented to the entry of the SEC Order. The SEC Complaint alleges civil violations of the FCPA’s antibribery provisions related to our operations in Kazakhstan, the FCPA’s books-and-records and internal-controls provisions related to our operations in Nigeria, Angola, Kazakhstan, Indonesia, Russia, and Uzbekistan, and the SEC’s cease and desist order of September 12, 2001, which has been previously disclosed in our Annual Reports on Form 10-K. The SEC Order became effective on May 1, 2007, which is the date it was confirmed by the Court. The SEC order enjoins us from violating the FCPA’s antibribery, books-and-records, and internal-controls provisions. As in the DPA, it requires that we retain the independent monitor to assess our FCPA compliance policies and procedures for the three-year period.
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
     We have retained, and the SEC and DOJ have approved, an independent monitor to assess our FCPA compliance policies and procedures for the specified three-year period.
     On May 4, 2007 and May 15, 2007, The Sheetmetal Workers’ National Pension Fund and Chris Larson, respectively, instituted shareholder derivative lawsuits for and on the Company’s behalf against certain current and former members of the Board of Directors and certain officers, and the Company as a nominal defendant, following the Company’s settlement with the DOJ and SEC in April 2007. On August 17, 2007, The Alaska Plumbing and Pipefitting Industry Pension Trust also instituted a shareholder derivative lawsuit for and on the Company’s behalf against certain current and former members of the Board of Directors and certain officers, and the Company as a nominal defendant. The complaints in all three lawsuits allege, among other things, that the individual defendants failed to implement adequate controls and compliance procedures to prevent the events addressed by the settlement with the DOJ and SEC. The relief sought in the lawsuits includes a declaration that the defendants breached their fiduciary duties, an award of damages sustained by the Company as a result of the alleged breach and monetary and injunctive relief, as well as attorneys’ and experts’ fees. The lawsuits brought by the Sheetmetal Workers’ National Pension Fund and The Alaska Plumbing and Pipefitting Industry Pension Trust are pending in the Houston Division of the United States District Court for the Southern District of Texas. These lawsuits have been consolidated and an amended complaint in the consolidated action was filed on October 15, 2007. The lawsuit brought by Chris Larson is pending in the 215th District Court of Harris County, Texas. We do not expect these lawsuits to have a material adverse effect on our consolidated condensed financial statements.
     On May 12, 2006, Baker Hughes Oilfield Operations, Inc., a subsidiary of the Company (“BHOO”), was named as a defendant in a patent lawsuit in the United States District Court, Eastern District of Texas brought by Reed Hycalog against BHOO and other third parties arising out of alleged patent infringement relating to the sale of certain diamond drill bits utilizing certain types of polycrystalline diamond cutters sold by our Hughes Christensen division. Reed Hycalog seeks compensatory damages and injunctive relief against the defendants, as well as attorneys’ fees and other costs. On September 11, 2007, the court issued a ruling regarding the scope of Reed Hycalog’s patent infringement claims. The Company and BHOO have asserted counter-claims for infringement of the Company’s patents in the lawsuit. We do not expect the lawsuit to have a material adverse effect on our consolidated condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated condensed financial statements and the related notes thereto, as well as our Annual Report on Form 10-K for the year ended December 31, 2006.
EXECUTIVE SUMMARY
Organization
     We are a leading provider of drilling, formation evaluation, completion and production products and services to the worldwide oil and natural gas industry. We report our results under two segments - Drilling and Evaluation and Completion and Production - which are aligned by product line based upon the types of products and services provided to our customers and upon the business characteristics of the divisions during business cycles. Collectively, we refer to the results of these two segments as Oilfield Operations.
•	The Drilling and Evaluation segment consists of the Baker Hughes Drilling Fluids (drilling fluids), Hughes Christensen (oilfield drill bits), INTEQ (drilling, measurement-while-drilling and logging-while-drilling) and Baker Atlas (wireline formation evaluation and wireline completion services) divisions. The Drilling and Evaluation segment provides products and services used to drill and evaluate oil and natural gas wells.

•	The Completion and Production segment consists of the Baker Oil Tools (workover, fishing and completion equipment), Baker Petrolite (oilfield specialty chemicals) and Centrilift (electric submersible pumps and progressing cavity pumps) divisions. The Completion and Production segment also includes our ProductionQuest (production optimization and permanent monitoring) business unit. The Completion and Production segment provides equipment and services used from the completion phase through the productive life of oil and natural gas wells.
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
     We operate in over 90 countries around the world and our corporate headquarters are in Houston, Texas. We have significant manufacturing operations in various countries, including, but not limited to, the United States (Texas, Oklahoma and Louisiana), the U.K. (Aberdeen, East Kilbride and Belfast), Germany (Celle), and Venezuela (Maracaibo). As of September 30, 2007, we had approximately 35,900 employees, up approximately 100 employees from June 30, 2007. Approximately 57% of our employees work outside the U.S.
Results of Operations
     In the third quarter of 2007, we reported total revenues of $2,677.6 million, a 15.9% increase compared with the third quarter of 2006, outpacing the 0.1% increase in the worldwide average rig count for the same period. Income from continuing operations for the third quarter of 2007 was $389.1 million compared with $358.6 million in the third quarter of 2006.

     Oilfield Operations revenue was $2,677.8 million and $2,309.4 million for the three months ended September 30, 2007 and 2006, respectively. Below are details of the Oilfield Operations revenue by region.

Revenue by Region
			Europe, Africa,
	North	Latin	Russia and the	Middle East,	Oilfield
Three Months Ended	America (1)	America (2)	Caspian(3)	Asia Pacific(4)	Operations

September 30, 2007	$1,120.1	$261.9	$792.7	$503.1	$2,677.8
September 30, 2006	1,037.6	208.6	635.0	428.2	2,309.4

$ Increase	$82.5	$53.3	$157.7	$74.9	$368.4
% Increase	8.0%	25.6%	24.8%	17.5%	16.0%

(1)	United States and Canada.

(2)	Mexico, Central America and South America.

(3)	Europe, Africa, Russia and the Caspian area, excluding Egypt.

(4)	Middle East and Asia Pacific, including Egypt.
•	The 8.0% increase in North America revenue was driven by a strong increase in gas-directed drilling on land in the U.S. where the rig count for land and inland water drilling increased 5.6% in the third quarter of 2007 compared with the third quarter of 2006. Revenue from the U.S. offshore market was impacted by the ongoing migration of rigs out of the Gulf of Mexico to more attractive international markets and weather-related disruptions. U.S. offshore revenue was up 2.2% compared to a rig count which was down 24.2% in the third quarter of 2007 compared with the third quarter of 2006. Revenue from Canada was down reflecting lower economic returns for Canadian exploration and production projects evidenced by a rig count that declined 29.2% compared to the third quarter of 2006.

•	Outside of North America revenue increased 22.5% in the third quarter 2007 compared to the third quarter 2006.
•	Latin America revenue increased 25.6% in the third quarter of 2007 compared with the third quarter of 2006, while the Latin America rig count was up 9.2%. The increase was driven by market share gains in Brazil and drilling activity increases in Colombia.

•	A 24.8% increase in Europe, Africa, Russia and the Caspian revenue was driven by an increase in revenue from Russia in excess of 50%, revenue from projects in Equatorial Guinea and revenue from projects in the U.K. and the Norwegian sector of the North Sea. Revenue in the Europe and Africa markets exceeded rig count increases of 3.9% in Europe and 8.1% in Africa compared with the third quarter of 2006. We do not count rigs in Russia or the Caspian.

•	Middle East and Asia Pacific revenues were up 17.5% in the third quarter of 2007 compared with the third quarter of 2006. Revenue from the Middle East was up 11.0%, driven by our activities in Qatar, compared to the Middle East rig count which increased 9.2%. Asia Pacific revenue was up 24.4%, driven by our activities in Australia, Malaysia and India, compared to the Asia Pacific rig count which increased 8.0%. We do not count rigs for onshore China.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Oil prices ($/Bbl)	$75.24	$70.48	$66.18	$68.12
Natural gas prices ($/mmBtu)	6.18	6.12	6.96	6.76
     Oil prices averaged $75.24/Bbl in the third quarter of 2007. Prices increased from a low of $69.31/Bbl in late August to a quarter high of $83.42/Bbl in late September. Oil prices continue to reflect strong worldwide demand, led by China, developing Asia and the U.S., as well as ongoing concerns about potential supply disruption which could result from geo-political events such as continued civil unrest in Nigeria and tensions in the Middle East or from disruption in major producing countries such as Venezuela. The International Energy Agency (“IEA”) estimated in its October 2007 Oil Market Report that excess productive capacity from Organization for Petroleum Exporting Countries (“OPEC”) was 3.30 million barrels per day (“mbd”). However, the IEA stated that the “effective” spare capacity (which excludes Indonesia, Iraq, Nigeria and Venezuela) was 2.7 mbd.
     Natural gas prices averaged $6.18/mmBtu in the third quarter of 2007. Prices at the beginning of the quarter were in the low $6/mmBtu range, and reached a quarter high of $7.31/mmBtu in mid-August before decreasing to a low of $5.29/mmBtu at the beginning of September due to concerns about building natural gas inventories. At the end of September 2007, storage was 3,263 billion cubic feet (“Bcf”), which was 2% below the level achieved at the end of September 2006 and 7.5% above the 5-year historic average.
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

     Our rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

U.S. - land and inland waters	1,717	1,626	1,683	1,535
U.S. - offshore	72	95	77	91
Canada	347	490	338	481

North America	2,136	2,211	2,098	2,107

Latin America	357	327	355	323
North Sea	50	48	50	52
Other Europe	29	28	28	28
Africa	67	62	65	55
Middle East	273	250	264	232
Asia Pacific	244	226	239	227

Outside North America	1,020	941	1,001	917

Worldwide	3,156	3,152	3,099	3,024

     The U.S. - land and inland waters rig count increased 5.6% in the third quarter of 2007 compared with the third quarter of 2006 due to the increase in gas-directed drilling. The U.S. - offshore rig count decreased 24.2% in the third quarter of 2007 compared with the third quarter of 2006 primarily due to the ongoing migration of rigs out of the Gulf of Mexico to more attractive international markets and weather-related disruptions. The Canadian rig count was down 29.2% in the third quarter of 2007 compared with the third quarter of 2006 as drilling activity in Canada continued to be impacted by lower economic returns for Canadian exploration and production projects.
     Outside North America, the rig count increased 8.4% in the third quarter of 2007 compared with the third quarter of 2006. The rig count in Latin America increased 9.2% in the third quarter of 2007 compared with the third quarter of 2006 due principally to increased activity in Mexico, Colombia and Brazil. The North Sea rig count increased 4.2% in the third quarter of 2007 compared with the third quarter of 2006. The rig count in Africa increased 8.1% in the third quarter of 2007 compared with the third quarter of 2006 driven by activity increases in Libya. Activity in the Middle East increased 9.2% in the third quarter of 2007 compared with the third quarter of 2006 driven primarily by activity increases in Egypt, Oman, Saudi Arabia and Qatar. The rig count in the Asia Pacific region was up 8.0% in the third quarter of 2007 compared with the third quarter of 2006 due to increased activity in Indonesia, Australia and Malaysia.
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
     Oil - In its October 2007 STEO, the DOE forecasted oil prices to average $68.84/Bbl in 2007 and $73.50/Bbl in 2008. This forecast is supported by: industry and government forecasts for rising global oil demand; relatively modest forecasted increases in production from non-OPEC countries; and ongoing cuts in OPEC production. Commercial inventories are expected to fall to historically low levels, in terms of days of supply, by the end of 2007 and spare productive capacity, which buffers the market from supply disruptions, remains relatively low. While both inventories and spare productive capacity have been stable recently, both remain relatively low and along with rising consumption are supporting prices that are expected to remain above $70/Bbl for the balance of 2007 and into 2008.
     We believe that the DOE’s forecasts are similar to the forecasts our customers are using to plan their current spending levels. If oil prices develop as broadly expected, our customers will execute their capital budgets as planned. Our customers are more likely to reduce their capital budgets if the oil price was expected to trade below $60/Bbl for an extended period of time. The risks to oil prices falling significantly below $60/Bbl include (i) a significant economic recession in either the U.S. and/or China; (ii) increases in

Russian oil exports or non-OPEC production; (iii) any significant disruption to the global economy or worldwide energy demand; (iv) reduced geo-political tensions; (v) poor OPEC quota discipline; or (vi) other factors that result in spare productive capacity and higher oil inventory levels or decreased demand. If expectations for sustained oil prices were to rise significantly above $90/Bbl, there is a risk that the high energy price environment could destroy demand and significantly slow economic growth. If economic growth were to slow, our customers would likely decrease their capital spending from current levels. The primary risk of oil prices exceeding $90/Bbl is a supply disruption in a major oil exporting country, including Iran, Saudi Arabia, Iraq, Venezuela, Nigeria or Norway.
     Natural Gas - In its October 2007 STEO, the DOE forecasted that natural gas prices are expected to average $7.21/mmBtu in 2007 and $7.86/mmBtu in 2008 with monthly averages varying depending on seasonality. Expectations for prices over the next 12 to 18 months are a more significant factor than near term prices for our customers’ capital budgeting process. Prices are expected to remain volatile through 2007 with weather-driven demand and storage levels playing significant roles in determining prices.
     Generally, natural gas will trade between a “coal floor”, the price of coal on a Btu-equivalent basis, and an “oil ceiling”, the price of oil on a Btu-equivalent basis. If natural gas storage is above historic norms, we believe that natural gas prices could approach the coal floor of approximately $4.50/mmBtu. Natural gas storage levels are dependent on: North American summer cooling demand, which is demand driven primarily by summer weather being hotter or cooler than normal; changes in U.S. natural gas production, which is driven by production increases offset by production declines; changes in pipeline imports from Canada; and changes in Liquefied Natural Gas (“LNG”) imports, which are driven by the relative attractiveness of the U.S. market in competition with other global markets, particularly Europe; and the impact of hurricanes to both supply and demand. Natural gas could approach the oil ceiling of approximately $12/mmBtu to $14/mmBtu (based on $72/Bbl to $84/Bbl) if winter weather is significantly colder than normal, depleting storage and challenging the ability of the industry to meet natural gas demand. With U.S. production increasing as a result of high U.S. drilling activity and with increases in LNG imports more than offsetting declines in Canadian imports, there remains a possibility that there could be a near-term reduction in U.S. gas directed drilling in response to expectations for sustained relatively low natural gas prices. Based on current industry data regarding decline rates, we believe that a significant reduction in drilling activity in the U.S. would result in decreased production within one or two quarters helping to rebalance supply and demand quickly and prices would improve and support higher activity levels.
     Customer Spending - Based upon our discussions with major customers, review of published industry reports and our outlook for oil and natural gas prices described above, we expect revenue growth in the U.S. to more than offset an expected decline in Canadian revenue in 2007 compared with 2006. We expect that customer spending outside North America, primarily directed at developing oil supplies, will increase approximately 20% to 21% in 2007 compared with 2006.
     Drilling Activity - Based upon our outlook for oil and natural gas prices and customer spending described above, we expect drilling activity outside of North America to increase approximately 9% to 11% in 2007 compared with 2006.
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
     In 2007, we expect revenues outside North America to increase approximately 20% to 21% compared with 2006, continuing the multi-year trend of growth in customer spending. The Russia and Caspian, Middle East and Latin America areas are expected to grow significantly in 2007 compared with 2006. Our expectations for spending and revenue growth could decrease if there are disruptions in key oil and natural gas production markets. Our assumptions regarding overall growth in customer spending outside of North America assume strong economic growth in the United States, China and the balance of the world outside of North America, resulting in an average oil price exceeding $70/Bbl. In 2006 and 2005, revenues outside North America were 55.7% and 57.6% of total revenues, respectively.
     We expect revenue growth in the U.S. to more than offset an expected decline in Canadian revenue in 2007 compared with 2006. Customer spending growth and therefore revenue growth in 2007 is highly uncertain given its dependence on the impact of weather-

driven events and their impact on supply, demand and natural gas storage levels. In 2006 and 2005, revenues in North America were 44.3% and 42.4% of total revenues, respectively.
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
     The table below details certain consolidated condensed statement of operations data and their percentage of revenues for the three months and nine months ended September 30, 2007 and 2006, respectively.

	Three Months Ended September 30,
	2007		2006

Revenues	$2,677.6	100.0%	$2,309.4	100.0%
Cost of revenues	1,640.5	61.3%	1,370.5	59.3%
Research and engineering	94.2	3.5%	87.8	3.8%
Selling, general and administrative	360.3	13.5%	338.9	14.7%

	Nine Months Ended September 30,
	2007		2006

Revenues	$7,687.9	100.0%	$6,574.7	100.0%
Cost of revenues	4,679.1	60.9%	3,982.2	60.6%
Research and engineering	278.4	3.6%	248.2	3.8%
Selling, general and administrative	1,050.5	13.7%	903.2	13.7%
Revenues
     Revenues for the three months ended September 30, 2007 increased 15.9% compared with the three months ended September 30, 2006, primarily due to increases in activity in certain geographic areas, improvement in market share in certain selected product lines and geographic areas and, to a lesser extent, improvement in price. Revenues in North America, which accounted for 41.8% of total revenues, increased 8.0% for the three months ended September 30, 2007 compared with the three months ended September 30, 2006. Revenues from our U.S. land operations increased 13.4% compared to a rig count which increased 5.6%, which reflects a continued increase in gas-directed drilling. Revenue from the U.S. offshore market increased 2.2% compared to a rig count which decreased 24.2%. These increases more than offset a 6.7% decline in Canadian revenue where the rig count declined 29.2%. Revenues outside North America, which accounted for 58.2% of total revenues, increased 22.5% for the three months ended September 30, 2007 compared with the three months ended September 30, 2006. This increase reflects the improvement in international drilling activity, as evidenced by the 8.4% increase in the rig count outside North America, particularly in Latin America, Africa, the Middle East and Asia Pacific region, coupled with improvements in certain markets and product lines and price increases.
     Revenues for the nine months ended September 30, 2007 increased 16.9% compared with the nine months ended September 30, 2006. Revenues were positively impacted by the increased activity from land rigs drilling for natural gas in the U.S., driven by continued investment in drilling for natural gas prospects; increased activity in certain international markets, including Latin America, Africa, Middle East and the Asia Pacific region; and pricing improvements in certain markets and product lines. These increases were partially offset by weaker activity in Canada.
Cost of Revenues
     Cost of revenues for the three months ended September 30, 2007 increased 19.7% compared with the three months ended September 30, 2006. Cost of revenues as a percentage of consolidated revenues was 61.3% and 59.3% for the three months ended September 30, 2007 and 2006, respectively. The increase in cost of revenues as a percentage of consolidated revenues during the third quarter of 2007 is primarily due to the decrease in activity and profitability in Canada, particularly in the Drilling and Evaluation segment, and higher raw material costs. Cost of revenues for the nine months ended September 30, 2007 increased 17.5% compared with the nine months ended September 30, 2006. Cost of revenues as a percentage of consolidated revenues was 60.9% and 60.6% for the nine months ended September 30, 2007 and 2006, respectively. The slight increase in cost of revenues as a percentage of consolidated revenues was primarily due to higher raw material costs and employee compensation costs, coupled with the decline in activity in Canada that were partially offset by price increases. Additionally, effective January 1, 2007, we increased the depreciable lives of certain assets of our Baker Atlas division resulting in a reduction to cost of services and rentals of approximately $5.7 million and $17.7 million for the three months and nine months ended September 30, 2007, respectively.
Research and Engineering
     Research and engineering expenses increased 7.3% in the three months ended September 30, 2007 compared with the three months ended September 30, 2006 and increased 12.2% in the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006. The increase reflects our continued commitment to developing and commercializing new technologies as well as investing in our core product offerings.

Selling, General and Administrative
     Selling, general and administrative expenses increased 6.3% in the three months ended September 30, 2007 compared with the three months ended September 30, 2006 and increased 16.3% in the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006. The increase corresponds with increased activity and resulted primarily from higher employee related costs including compensation, training and benefits, higher marketing expenses as a result of increased activity and an increase in legal, tax and other compliance-related expenses.
Equity in Income of Affiliates
     Equity in income of affiliates decreased $0.6 million in the three months ended September 30, 2007 compared with the three months ended September 30, 2006 and decreased $59.7 million in the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006. The decrease in equity in income of affiliates is due to the sale of our 30% interest in WesternGeco, our most significant equity method investment, on April 28, 2006.
Gain on Sale of Interest in Affiliate
     On April 28, 2006, we sold our 30% interest in WesternGeco, a seismic venture jointly owned with Schlumberger, to Schlumberger for $2.4 billion in cash. We recorded a pre-tax gain of $1,743.5 million ($1,035.2 million after-tax).
Interest and Dividend Income
     Interest and dividend income decreased $12.1 million in the three months ended September 30, 2007 compared with the three months ended September 30, 2006 and decreased $21.4 million in the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006. The decrease was primarily due to lower average cash and short-term investment balances.
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
LIQUIDITY AND CAPITAL RESOURCES
     Our objective in financing our business is to maintain adequate financial resources and access to additional liquidity. During the nine months ended September 30, 2007, cash flows from operations were the principal sources of funding. We anticipate that cash flows from operations will be sufficient to fund our liquidity needs in 2007. We also have a $500.0 million committed revolving credit facility that provides back-up liquidity in the event an unanticipated and significant demand on cash could not be funded by operations. We also may access the capital markets for debt or to issue additional equity securities.
     Our capital planning process is focused on utilizing cash flows generated from operations in ways that enhance the value of our company. During the nine months ended September 30, 2007, we used cash for a variety of activities including working capital needs, payment of dividends, share repurchases and capital expenditures.

Cash Flows
     Cash flows provided (used) by continuing operations by type of activity were as follows for the nine months ended September 30:

	2007	2006

Operating activities	$789.6	$298.5
Investing activities	(373.4)	1,724.8
Financing activities	(344.4)	(1,682.5)
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
Operating Activities
     Cash flows from operating activities of continuing operations provided $789.6 million in the nine months ended September 30, 2007 compared with $298.5 million in the nine months ended September 30, 2006. Cash flows from operating activities for the nine months ended September 30, 2007 and 2006, were reduced by $111.7 million and $463.3 million, respectively, for income tax payments made related to the sale of our interest in WesternGeco. Cash flows from operating activities excluding the income tax payments related to the sale of our interest in WesternGeco increased $139.5 million in 2007 compared to 2006 primarily due to a decrease of $103.1 million in net operating assets and liabilities and an increase of $40.0 million in income from continuing operations adjusted for noncash items.
     The underlying drivers of the changes in net operating assets and liabilities are as follows:
•	An increase in accounts receivable in the nine months ended September 30, 2007 used $257.6 million in cash compared with using $327.9 million in cash in the nine months ended September 30, 2006. This increase in accounts receivable was primarily due to the increase in revenues offset partially by an increase in collections as reflected in a decrease in days sales outstanding (defined as the average number of days net our trade receivables are outstanding based on quarterly revenues) of approximately one day.

•	A build up of inventory related to increased activity used $160.8 million in cash in the nine months ended September 30, 2007 compared with using $304.4 million in cash in the nine months ended September 30, 2006.

•	Accrued employee compensation and other accrued liabilities used $203.1 million in cash in the nine months ended September 30, 2007 compared with using $0.9 million in cash in the nine months ended September 30, 2006. This increase was primarily due to higher employee bonus payments (for bonuses accrued in 2006 and paid in 2007) coupled with lower bonus accrual requirements for 2007 compared to 2006. The increase in cash used was also impacted by increased payments of non income taxes and the payment of $44.1 million related to the settlement of the investigations by the SEC and DOJ.
Investing Activities
     Our principal recurring investing activity is the funding of capital expenditures to ensure that we have the appropriate levels and types of rental tools and facilities in place to generate revenues from operations. Expenditures for capital assets totaled $811.1 million and $601.6 million for the nine months ended September 30, 2007 and 2006, respectively. The majority of these expenditures were for rental tools and machinery and equipment, including wireline equipment.
     During the nine months ended September 30, 2007, we purchased $2,520.7 million of and received proceeds of $2,812.2 million from maturing auction rate securities, which are highly liquid, variable-rate debt securities. While the underlying security has a long-term maturity, the interest rate is reset through Dutch auctions that are typically held every 7, 28 or 35 days, creating short-term liquidity.
     Cash and cash equivalents at September 30, 2007 were $845.8 million and consisted primarily of commercial paper, money market funds invested in government securities and bank time deposits. Our short-term investment portfolio is invested in AAA rated non mortgage-backed auction rate securities. At September 30, 2007, we held $62.2 million in auction rate securities of which $35.6 million were part of unsuccessful auctions. As a result of the unsuccessful auctions, the interest rate now resets every 28 days at one month LIBOR plus 50 basis points and the liquidity of these investments has been diminished. Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash including our credit facilities with commercial banks, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business. If the issuers of the auction rate securities continue to hold unsuccessful auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments. These investments are classified as available-for-sale securities and are recorded at cost, which we believe approximates fair market value. In September 2007, we discontinued additional investments in these types of securities.
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
     Proceeds from the disposal of property, plant and equipment were $146.2 million and $102.2 million for the nine months ended September 30, 2007 and 2006, respectively. These disposals relate to rental tools that were lost-in-hole, as well as machinery, rental tools and equipment no longer used in operations that were sold throughout the period.
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
Financing Activities
     We had net borrowings (repayments) of short-term debt of $3.2 million and $(3.8) million in the nine months ended September 30, 2007 and 2006, respectively. Total debt outstanding at September 30, 2007 was $1,074.9 million, a decrease of $0.2 million compared with December 31, 2006. The total debt to total capitalization (defined as total debt plus stockholders’ equity) ratio was 0.15 at September 30, 2007 and 0.17 at December 31, 2006.
     We received proceeds of $50.8 million and $61.2 million in the nine months ended September 30, 2007 and 2006, respectively, from the issuance of common stock from the exercise of stock options.
     In July 2007, the Board of Directors authorized the repurchase of $1.0 billion of common stock which was in addition to the balance remaining from the Board of Directors’ previous authorizations. During the nine months ended September 30, 2007, we repurchased 3.5 million shares of our common stock at an average price of $80.82 per share, for a total of $280.0 million. At September 30, 2007, we had authorization remaining to repurchase up to a total of $1.1 billion of our common stock. Repurchases were made under both Stock Purchase Plans (the “Plans”) with an agent for the purchase of shares of our common stock that comply with the requirements of Rule 10b5-1 promulgated by the Securities Exchange Act of 1934 (the “Exchange Act”) and open market purchases that comply with Rule 10b-18 of the Exchange Act. On June 12, 2007, we entered a Plan that ran from June 13, 2007 until July 31, 2007. On August 31, 2007, we entered a Plan that runs from September 4, 2007 until October 31, 2007 unless earlier terminated. Under the Plans, the agent repurchases a number of shares, if any, of our common stock determined under the terms of each Plan each trading day based on the trading price of the stock on that day. Shares are repurchased by the agent at prevailing market prices, in open market transactions which comply with rule 10b-18 of the Exchange Act.
     We paid dividends of $124.5 million and $131.1 million in the nine months ended September 30, 2007 and 2006, respectively.
Available Credit Facilities and Capital Resources
     At September 30, 2007, we had $1,023.0 million of credit facilities with commercial banks, of which $500.0 million is a committed revolving credit facility (the “facility”) which expires in July 2012. The facility provides for a one-year extension, subject to the approval and acceptance by the lenders, among other conditions. In addition, the facility contains a provision to allow for an increase in the facility amount of an additional $500.0 million, subject to the approval and acceptance by the lenders, among other conditions. The facility contains certain covenants which, among other things, require the maintenance of a funded indebtedness to total capitalization ratio (a defined formula per the facility) of less than or equal to 0.60, restrict certain merger transactions or the sale of all or substantially all of the assets of the company or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the facility may be accelerated. Such events of default include payment defaults to lenders under the facility, covenant defaults and other customary defaults. At September 30, 2007, we were in compliance with all of the facility covenants. There were no direct borrowings under the facility during the quarter ended

September 30, 2007; however, to the extent we have outstanding commercial paper, our ability to borrow under the facility is reduced. At September 30, 2007, we had no outstanding commercial paper.
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
     We believe our credit ratings and relationships with major commercial and investment banks would allow us to obtain interim financing over and above our existing credit facilities for any currently unforeseen significant needs or growth opportunities. We also believe that such interim financings could be funded with subsequent issuances of long-term debt or equity. We have the capacity to offer up to $2.0 billion of our debt securities, common stock, preferred stock and warrants, or a combination of any of these securities, under a shelf registration statement filed with the SEC and effective in October 2007.
Cash Requirements
     In 2007, we believe operating cash flows will provide us with sufficient capital resources and liquidity to manage our working capital needs, meet contractual obligations, fund capital expenditures, pay dividends, repurchase common stock and support the development of our short-term and long-term operating strategies. We may also access capital markets for debt or to issue additional equity securities.
     In 2007, we expect capital expenditures to be approximately $1.1 billion, excluding acquisitions. The expenditures are expected to be used primarily for normal, recurring items necessary to support the growth of our business and operations.
     In 2007, we expect to make interest payments of between $73.0 million and $75.0 million. This is based on our current expectations of debt levels during 2007.
     During the third quarter of 2007, we revised our estimate for income tax payments for 2007 and now we anticipate making income tax payments of between $750.0 million and $800.0 million in 2007.
     We anticipate paying dividends of between $165.0 million and $170.0 million in 2007; however, the Board of Directors can change the dividend policy at any time.
     On July 26, 2007, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock, from time to time, in addition to the existing stock repurchase plan in open market or privately negotiated transactions. We may repurchase our common stock depending on market conditions, applicable legal requirements, our liquidity and other considerations. The repurchased shares will be retired. As of September 30, 2007, we had authorization remaining to repurchase up to $1.1 billion of common stock.
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
     Other than previously discussed, we do not believe there are any other material trends, demands, commitments, events or uncertainties that would have, or are reasonably likely to have, a material impact on our financial condition and liquidity. Other than previously discussed, we currently have no information that would create a reasonable likelihood that the reported levels of revenues and cash flows from operations for the nine months ended September 30, 2007 are not indicative of what we can expect in the near term.
NEW ACCOUNTING STANDARDS
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the tax benefit from an uncertain tax position is to be recognized when it is more likely than not, based on the technical merits of the position, that the position will be sustained on examination by the taxing authorities. Additionally, the amount of the tax benefit to be recognized is the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and financial statement disclosures. We adopted FIN 48 on January 1, 2007 and recorded a reduction to beginning retained earnings of $64.2 million and recognized a $78.5 million increase in the gross liability for unrecognized tax benefits, which included $17.3 million of interest and penalties. As a result of the implementation of FIN 48, we recognized the following adjustments to our accounts as of January 1, 2007.

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
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). We adopted all requirements of SFAS 158 on December 31, 2006, except for the funded status measurement date requirement, which will be adopted on December 31, 2008, as allowed under SFAS 158. We have not yet determined the impact of adopting the funded status measurement date requirement on our consolidated condensed financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. If we elect to measure eligible financial assets and liabilities at fair value, we will adopt SFAS 159 on January 1, 2008. We have not yet determined the impact of adopting SFAS 159, if any, on our consolidated condensed financial statements.
FORWARD-LOOKING STATEMENTS
     MD&A and certain statements in the Notes to Consolidated Condensed Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act (each a “forward-looking statement”). The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “estimate,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “would,” “may,” “likely” and similar expressions, and the negative thereof, are intended to identify forward-looking statements. Our forward-looking statements are based on assumptions that we believe to be reasonable but that may not prove to be accurate. The statements do not include the potential impact of any stock repurchases or future transactions, such as an acquisition, disposition, merger, joint venture or other transaction or event that could occur. We undertake no obligation to publicly update or revise any forward-looking statement. Our expectations regarding our business outlook, including changes in revenue, pricing, expenses, capital spending, backlogs, profitability, tax rates, strategies for our operations, impact of our common stock repurchases, oil and natural gas market conditions, market share and contract terms, costs and availability of resources, economic and regulatory conditions, and environmental matters are only our forecasts regarding these matters.
     All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in “Part II, Item 1A. Risk Factors” section contained herein, as well as the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company’s Form 10-Q for the quarter ended March 31, 2007 and June 30, 2007, this filing and those set forth from time to time in our filings with the SEC. These documents are available through our web site or through the SEC’s Electronic Data Gathering and Analysis Retrieval System (“EDGAR”) at http://www.sec.gov.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Cash and cash equivalents at September 30, 2007 were $845.8 million and consisted primarily of commercial paper, money market funds invested in government securities and bank time deposits. Our short-term investment portfolio is invested in AAA rated non mortgage-backed auction rate securities. At September 30, 2007, we held $62.2 million in auction rate securities of which $35.6 million were part of unsuccessful auctions. As a result of the unsuccessful auctions, the interest rate now resets every 28 days at one month LIBOR plus 50 basis points and the liquidity of these investments has been diminished. Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash including our credit facilities with commercial banks, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business. If the issuers of the auction rate securities continue to hold unsuccessful auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments. These investments are classified as available-for-sale securities and are recorded at cost, which we believe approximates fair market value. In September 2007, we discontinued additional investments in these types of securities.
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
Foreign Currency Forward Contracts
     At September 30, 2007, we had entered into several foreign currency forward contracts with notional amounts aggregating $129.9 million to hedge exposure to currency fluctuations in various currencies, including British Pound Sterling, Euro, Norwegian Krone, Brazilian Real and Japanese Yen. These contracts are designated and qualify as fair value hedging instruments. Based on quoted market prices as of September 30, 2007 for contracts with similar terms and maturity dates, during the third quarter of 2007 we recorded a gain of $1.2 million to adjust these foreign currency forward contracts to their fair market value. This gain offsets designated foreign exchange losses resulting from the underlying exposures and is included in selling, general and administrative expense in our consolidated condensed statement of operations.
     At September 30, 2007, we had entered into several foreign currency forward contracts with notional amounts aggregating $54.9 million to hedge exposure to fluctuations in the Canadian dollar exchange rate. The contracts were not designated as hedging instruments. Based on quoted market prices as of September 30, 2007 for contracts with similar terms and maturity dates, during the third quarter of 2007 we recorded a loss of $3.6 million to adjust these forward foreign currency contracts to their fair market value. This loss is included in selling, general and administrative expense in our consolidated condensed statement of operations.
     At September 30, 2007, we had entered into option contracts as a hedge of fluctuations in the Russian Ruble exchange rate. The contracts were not designated as hedging instruments. Based on quoted market prices as of September 30, 2007 for contracts with similar terms and maturity dates, during the third quarter of 2007 we recorded a loss of $0.2 million to adjust the carrying value of these contracts to their fair market value. This loss is included in selling, general and administrative expense in our consolidated condensed statement of operations.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this quarterly report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, as of September 30, 2007, our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On March 29, 2002, we announced that we had been advised that the SEC and the DOJ were conducting investigations into allegations of violations of law relating to Nigeria and other related matters. The SEC issued a formal order of investigation into possible violations of provisions under the Foreign Corrupt Practices Act (“FCPA”) regarding antibribery, books and records and internal controls. In connection with the investigations, the SEC issued subpoenas seeking information about our operations in Angola (subpoena dated August 6, 2003) and Kazakhstan (subpoenas dated August 6, 2003 and April 22, 2005) as part of its ongoing investigation. We provided documents to and cooperated fully with the SEC and DOJ. In addition, we conducted internal investigations into these matters. Our internal investigations identified issues regarding the propriety of certain payments and apparent deficiencies in our books and records and internal controls with respect to certain operations in Angola, Kazakhstan and Nigeria, as well as potential liabilities to government authorities in Nigeria. Evidence obtained during the course of the investigations was provided to the SEC and DOJ.
     On April 26, 2007, the United States District Court, Southern District of Texas, Houston Division (the “Court”) unsealed a three-count criminal information that had been filed against us as part of the execution of a Deferred Prosecution Agreement (the “DPA”) between us and the DOJ. The three counts arise out of payments made to an agent in connection with a project in Kazakhstan and include conspiracy to violate the FCPA, a substantive violation of the antibribery provisions of the FCPA, and a violation of the FCPA’s books-and-records provisions. All three counts relate to our operations in Kazakhstan during the period from 2000 to 2003. Although we did not plead guilty to that information, we face prosecution under that information, and possibly under other charges as well, if we fail to comply with the terms of the DPA. Those terms include, for the two-year term of the DPA, full cooperation with the government; compliance with all federal criminal law, including but not limited to the FCPA; and adoption of a Compliance Code containing specific provisions intended to prevent violations of the FCPA. The DPA also requires us to retain an independent monitor for a term of three years to assess and make recommendations about our compliance policies and procedures and our implementation of those procedures. Provided that we comply with the DPA, the DOJ has agreed not to prosecute us for violations of the FCPA based on information that we have disclosed to the DOJ regarding our operations in Nigeria, Angola, Kazakhstan, Indonesia, Russia, Uzbekistan, Turkmenistan, and Azerbaijan, among other countries.
     On the same date, the Court also accepted a plea of guilty by our subsidiary Baker Hughes Services International, Inc. (“BHSII”) pursuant to a plea agreement between BHSII and the DOJ (the “Plea Agreement”) based on similar charges relating to the same conduct. Pursuant to the Plea Agreement, BHSII agreed to a three-year term of organizational probation. The Plea Agreement contains provisions requiring BHSII to cooperate with the government, to comply with all federal criminal law, and to adopt a Compliance Code similar to the one that the DPA requires of the Company.
     Also on April 26, 2007, the SEC filed a Complaint (the “SEC Complaint”) and a proposed order (the “SEC Order”) against us in the Court. The SEC Complaint and the SEC Order were filed as part of a settled civil enforcement action by the SEC, to resolve the civil portion of the government’s investigation of us. As part of our agreement with the SEC, we consented to the filing of the SEC

Complaint without admitting or denying the allegations in the Complaint, and also consented to the entry of the SEC Order. The SEC Complaint alleges civil violations of the FCPA’s antibribery provisions related to our operations in Kazakhstan, the FCPA’s books-and-records and internal-controls provisions related to our operations in Nigeria, Angola, Kazakhstan, Indonesia, Russia, and Uzbekistan, and the SEC’s cease and desist order of September 12, 2001, which has been previously disclosed in our Annual Reports on Form 10-K. The SEC Order became effective on May 1, 2007, which is the date it was confirmed by the Court. The SEC order enjoins us from violating the FCPA’s antibribery, books-and-records, and internal-controls provisions. As in the DPA, it requires that we retain the independent monitor to assess our FCPA compliance policies and procedures for the three-year period.
     Under the terms of the settlements with the DOJ and the SEC, the Company and BHSII paid in the second quarter of 2007, $44.1 million ($11 million in criminal penalties, $10 million in civil penalties, $19.9 million in disgorgement of profits and $3.2 million in pre-judgment interest) to settle these investigations. In the fourth quarter of 2006, we recorded a financial charge for the potential settlement. We previously disclosed copies of these settlements in our Quarterly Report on Form 10-Q for the period ended March 31, 2007 and our Quarterly Report on Form 10-Q for the period ended June 30, 2007.
     We have retained, and the SEC and DOJ have approved, an independent monitor to assess our FCPA compliance policies and procedures for the specified three-year period.
     For additional information see, “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Outlook” contained herein and “Item 5 — Other Information” of our Form 10-Q for the period ended March 31, 2007.
     On May 4, 2007 and May 15, 2007, The Sheetmetal Workers’ National Pension Fund and Chris Larson, respectively, instituted shareholder derivative lawsuits for and on the Company’s behalf against certain current and former members of the Board of Directors and certain officers, and the Company as a nominal defendant, following the Company’s settlement with the DOJ and SEC in April 2007. On August 17, 2007, The Alaska Plumbing and Pipefitting Industry Pension Trust also instituted a shareholder derivative lawsuit for and on the Company’s behalf against certain current and former members of the Board of Directors and certain officers, and the Company as a nominal defendant. The complaints in all three lawsuits allege, among other things, that the individual defendants failed to implement adequate controls and compliance procedures to prevent the events addressed by the settlement with the DOJ and SEC. The relief sought in the lawsuits includes a declaration that the defendants breached their fiduciary duties, an award of damages sustained by the Company as a result of the alleged breach and monetary and injunctive relief, as well as attorneys’ and experts’ fees. The lawsuits brought by the Sheetmetal Workers’ National Pension Fund and The Alaska Plumbing and Pipefitting Industry Pension Trust are pending in the Houston Division of the United States District Court for the Southern District of Texas. These lawsuits have been consolidated and an amended complaint in the consolidated action was filed on October 15, 2007. The lawsuit brought by Chris Larson is pending in the 215th District Court of Harris County, Texas. We do not expect these lawsuits to have a material adverse effect on our consolidated condensed financial statements.
     On May 12, 2006, Baker Hughes Oilfield Operations, Inc., a subsidiary of the Company (“BHOO”), was named as a defendant in a patent lawsuit in the United States District Court, Eastern District of Texas brought by Reed Hycalog against BHOO and other third parties arising out of alleged patent infringement relating to the sale of certain diamond drill bits utilizing certain types of polycrystalline diamond cutters sold by our Hughes Christensen division. Reed Hycalog seeks compensatory damages and injunctive relief against the defendants, as well as attorneys’ fees and other costs. On September 11, 2007, the court issued a ruling regarding the scope of Reed Hycalog’s patent infringement claims. The Company and BHOO have asserted counter-claims for infringement of the Company’s patents in the lawsuit. We do not expect the lawsuit to have a material adverse effect on our consolidated condensed financial statements.
     For additional discussion of legal proceedings see “Item 3 — Legal Proceedings” of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Annual Report”).
ITEM 1A. RISK FACTORS
     As of the date of this filing, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the 2006 Annual Report and the Form 10-Q for the period ended March 31, 2007 and the Form 10-Q for the period ended June 30, 2007 (“2007 Filings”).
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table contains information about our purchases of equity securities during the three months ended September 30, 2007.
Issuer Purchases of Equity Securities

						Maximum Number (or
			Total Number of			Approximate Dollar
			Shares			Value) of Shares
	Total Number		Purchased as		Total Number of	that May Yet Be
	of Shares	Average Price Paid	Part of a Publicly	Average Price Paid	Shares Purchased in	Purchased Under
Period	Purchased (1)	Per Share (1)	Announced Program (2)	Per Share (3)	the Aggregate	the Program (4)

July 1-31, 2007	39	$79.05	634,200	$81.79	634,239	—
August 1-31, 2007	—	—	1,486,600	78.89	1,486,600	—
September 1-30, 2007	2,240	87.03	143,500	84.48	145,740	—

Total	2,279	$86.89	2,264,300	$80.05	2,266,579	$1,065,400,000

(1)	Represents shares purchased from employees to pay the option exercise price related to stock-for-stock exchanges in option exercises or to satisfy the tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock units.

(2)	Repurchases were made under both Stock Purchase Plans (the “Plans”) with an agent for the purchase of shares of our common stock that comply with the requirements of Rule 10b5-1 promulgated by the Exchange Act and open market purchases that comply with Rule 10b-18 of the Exchange Act. On June 12, 2007, we entered a Plan that ran from June 13, 2007 until July 31, 2007. On August 31, 2007, we entered into a Plan that runs from September 4, 2007 until October 31, 2007 unless earlier terminated. Under the Plans, the agent repurchases a number of shares, if any, of our common stock determined under the terms of each Plan each trading day based on the trading price of the stock on that day. Shares are repurchased by the agent at prevailing market prices, in open market transactions which comply with Rule 10b-18 of the Exchange Act.

(3)	Average price paid includes commissions.

(4)	In April 2006, the Board of Directors authorized the repurchase of an additional $1.8 billion of common stock which was in addition to the balance remaining from the Board of Directors’ previous authorization. On July 26, 2007, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock, from time to time, in addition to the existing stock repurchase plan. During the third quarter of 2007, we repurchased 2.3 million shares of our common stock at an average price of $80.05 per share, for a total of $181.3 million. At September 30, 2007, we had authorization remaining to repurchase up to a total of $1.1 billion of our common stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     The following event occurred subsequent to the quarterly period covered by this Form 10-Q and is reportable under Form 8-K:
     Item 5.02. Department of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
     On October 25, 2007, the Company entered into a letter agreement with David H. Barr (the “Letter Agreement”) relating to his expanded responsibilities, which include the oversight of the enterprise performance of the Company in the Eastern Hemisphere, while continuing in his current role as Group President, Completion and Production. In recognition of his added responsibilities, effective November 4, 2007, Mr. Barr’s base salary has been increased to $450,000 per year, and effective January 1, 2008 his expected value target for participation in the Company’s Annual Incentive Compensation Plan will be increased to 70%. Mr. Barr will also receive a perquisite allowance of $20,000 per year.
     In his expanded role, the Company expects that Mr. Barr will spend an increased amount of time in the Eastern Hemisphere. Effective January 1, 2008 through June 30, 2009, the Company will provide additional travel related benefits to Mr. Barr as well as an additional payment equal to 10% of his base salary (collectively the “Travel Benefits”). In addition, the Company will compensate Mr. Barr for any adverse tax consequences in connection with the Travel Benefits.
     A copy of the Letter Agreement is attached hereto as Exhibit 10.2 and is incorporated herein by reference.
ITEM 6. EXHIBITS
10.1	Letter Agreement between Baker Hughes Incorporated and James R. Clark dated August 30, 2007 (filed as Exhibit 10.1 to Current Report on Form 8-K filed August 31, 2007 and incorporated herein by reference).

10.2	Letter Agreement between Baker Hughes Incorporated and David H. Barr dated October 25, 2007.

31.1	Certification of Chad C. Deaton, Chief Executive Officer, dated October 26, 2007, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Peter A. Ragauss, Chief Financial Officer, dated October 26, 2007, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Statement of Chad C. Deaton, Chief Executive Officer, and Peter A. Ragauss, Chief Financial Officer, dated October 26, 2007, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAKER HUGHES INCORPORATED (Registrant)
Date: October 26, 2007	By:	/s/ PETER A. RAGAUSS
Peter A. Ragauss
Senior Vice President and Chief Financial Officer

Date: October 26, 2007	By:	/s/ ALAN J. KEIFER
Alan J. Keifer
Vice President and Controller

Exhibit Index
10.1	Letter Agreement between Baker Hughes Incorporated and James R. Clark dated August 30, 2007 (filed as Exhibit 10.1 to Current Report on Form 8-K filed August 31, 2007 and incorporated herein by reference).

10.2	Letter Agreement between Baker Hughes Incorporated and David H. Barr dated October 25, 2007.

31.1	Certification of Chad C. Deaton, Chief Executive Officer, dated October 26, 2007, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Peter A. Ragauss, Chief Financial Officer, dated October 26, 2007, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Statement of Chad C. Deaton, Chief Executive Officer, and Peter A. Ragauss, Chief Financial Officer, dated October 26, 2007, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.