Form 10-K
period 2007-12-31
BAKER HUGHES INC
filed 2008-02-21
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
Commission file number 1-9397
Baker Hughes Incorporated
(Exact name of registrant as specified in its charter)

Delaware	76-0207995
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 Allen Parkway, Suite 2100, Houston, Texas	77019-2118
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (713) 439-8600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 Par Value per Share	New York Stock Exchange
SWX Swiss Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES ☐ NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price on June 29, 2007 reported by the New York Stock Exchange) was approximately $26,845,000,000.
As of February 19, 2008, the registrant has outstanding 309,397,947 shares of common stock, $1 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2008 are incorporated by reference into Part III of this Form 10-K.

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
     We have adopted a Business Code of Conduct to provide guidance to our directors, officers and employees on matters of business conduct and ethics, including compliance standards and procedures. We have also required our principal executive officer, principal financial officer and principal accounting officer to sign a Code of Ethical Conduct Certification. Our Business Code of Conduct and Code of Ethical Conduct Certifications are available on the Investor Relations section of our website at www.bakerhughes.com. We will disclose on a Current Report on Form 8-K or on our website information about any amendment or waiver of these codes for our executive officers and directors. Waiver information disclosed on our website will remain on the website for at least 12 months after the initial disclosure of a waiver. Our Corporate Governance Guidelines and the charters of our Audit/Ethics Committee, Compensation Committee, Executive Committee, Finance Committee and Governance Committee are also available on the Investor Relations section of our website at www.bakerhughes.com. In addition, a copy of our Business Code of Conduct, Code of Ethical Conduct Certification, Corporate Governance Guidelines and the charters of the committees referenced above are available in print at no cost to any stockholder who requests them by writing or telephoning us at the following address or telephone number:
Baker Hughes Incorporated
2929 Allen Parkway, Suite 2100
Houston, TX 77019-2118
Attention: Investor Relations
Telephone: (713) 439-8039
     Information contained on or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report or any other filing we make with the SEC.
     We are a provider of drilling, formation evaluation, completion and production products and services to the worldwide oil and natural gas industry. We report our results under two segments - the Drilling and Evaluation segment and the Completion and Production segment. We have aggregated the divisions within each segment because they have similar economic characteristics and because the long-term financial performance of these divisions is affected by similar economic conditions. They also operate in the same markets, which include all of the major oil and natural gas producing regions of the world. We previously reported a third segment, WesternGeco, which consisted of our 30% interest in WesternGeco, a seismic venture jointly owned with Schlumberger Limited (“Schlumberger”); however, on April 28, 2006, we sold our 30% interest in WesternGeco to Schlumberger.
     The results of our Drilling and Evaluation segment and our Completion and Production segment are evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance.
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

Baker Petrolite (oilfield specialty chemicals) and Centrilift (electrical submersible pumps and progressing cavity pumps) divisions and the ProductionQuest (production optimization and permanent monitoring) business unit. The Completion and Production segment provides equipment and services used from the completion phase through the productive life of oil and natural gas wells.
     For additional industry segment information for the three years ended December 31, 2007, see Note 13 of the Notes to Consolidated Financial Statements in Item 8 herein.
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

     The main driver of customer purchasing decisions in drill bits is the value added, usually measured in terms of savings in total operating costs per foot drilled. Specific opportunities for competitive differentiation include:
•	improving the rate of penetration,

•	extending bit life and bit reliability, and

•	selecting the optimal bit for each section to be drilled.
     Hughes Christensen’s primary competitors in the oil and natural gas drill bit market include Smith International, Inc. (“Smith”), Grant Prideco, Inc. and Halliburton.
     Key business drivers for Hughes Christensen include the number of drilling rigs operating, total footage drilled, type of well drilled (vertical, deviated, horizontal or extended reach), drilling rig rental costs, as well as the current and expected future price of both oil and natural gas.
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
     Key business drivers for INTEQ include the number of drilling rigs operating, the total footage drilled, the mix of conventional and rotary steerable systems used, technological sophistication of and type of wells being drilled (vertical, deviated, horizontal or extended reach), as well as the current and expected future price of both oil and natural gas.
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
Baker Petrolite
     Baker Petrolite is a leading provider of specialty chemicals to the oil and gas industry. The division also supplies specialty chemicals to a number of industries including refining, pipeline transportation, petrochemical, agricultural and iron and steel manufacturing and provides polymer-based products to a broad range of industrial and consumer markets. Through its Pipeline Management Group, Baker Petrolite also offers a variety of products and services for the pipeline transportation industry.
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

     Hydrate inhibitors – Natural gas hydrates are solid ice-like crystals that form in production flowlines and tubing and cause shutdowns and the need for system maintenance. Subsea wells and flowlines, particularly in deepwater environments, are especially susceptible to hydrates.
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
     Baker Petrolite’s primary competitors include Champion Technologies, Inc., Nalco Holding Company and Smith.
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
     Centrilift’s primary competitors in the ESP market include Schlumberger and John Wood Group PLC (ESP Inc.). In the PCP market, the primary competitors include Weatherford, Robbins & Myers, Inc. and Kudu Industries, Inc.
     Key business drivers for Centrilift include oil production levels, as well as the current and expected future price of oil, the volume of water produced in mature basins and gas dewatering in coal bed methane and other gas wells.
ProductionQuest
     The ProductionQuest business unit is a provider of permanent monitoring systems and chemical automation systems.
     Permanent Monitoring Systems. Permanent downhole gauges are used in oil and gas wells to measure temperature, pressure, flow and other parameters in order to monitor well production as well as to confirm the integrity of the completion and production equipment in the well. ProductionQuest is a leading provider of electronic gauges including the engineering, application and field services necessary to complete an installation of a permanent monitoring system. In addition, they provide chemical injection line installation and services for treating wells for corrosion, paraffin, scale and other well performance problems. They also provide fiber optic based permanent downhole gauge technology for measuring pressure, temperature and distributed temperature. The benefits of fiber optic sensing include reliability, high temperature properties and the ability to obtain distributed readings.
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
     The main drivers of customer purchasing decisions for both permanent monitoring and chemical automation include application engineering expertise, ability to integrate a complete system, product reliability, functionality and local field support. Specific opportunities for competitive differentiation include:
•	the ability to provide application engineering and economic return analysis,

•	product innovation,

•	gauge measurement accuracy,

•	product life and performance, and

•	installation and service capabilities.
     ProductionQuest’s primary competitors include Schlumberger, Halliburton and Weatherford.
     Key business drivers for ProductionQuest include the level of oil and gas prices, total daily oil and gas production and capital spending for critical wells (offshore, subsea, high production onshore and remotely located onshore).
WESTERNGECO
     WesternGeco was a seismic venture in which we owned 30% and Schlumberger owned 70%. On April 28, 2006, we sold our 30% interest to Schlumberger for $2.4 billion in cash and recorded a pre-tax gain of $1,743.5 million ($1,035.2 million after-tax).
     For additional information related to WesternGeco, see the “Related Party Transactions” section in Item 7 and Note 5 of the Notes to Consolidated Financial Statements in Item 8, both contained herein.
MARKETING, COMPETITION AND ECONOMIC CONDITIONS
     We market our products and services on a product line basis primarily through our own sales organizations, although certain of our products and services are marketed through independent distributors, commercial agents, licensees or sales representatives. Over the past several years, we have significantly reduced the number of commercial agents that we use to conduct our business. In the markets in which we formerly utilized commercial agents, we have established our own marketing operations and are continuing to build direct relationships with our customers. We ordinarily provide technical and advisory services to assist in our customers’ use of our products and services. Stock points and service centers for our products and services are located in areas of drilling and production activity throughout the world.
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
INTERNATIONAL OPERATIONS
     We operate in over 90 countries around the world and our corporate headquarters is in Houston, Texas. We have significant manufacturing operations in various countries, including, but not limited to, the United States (Texas, Oklahoma and Louisiana), the United Kingdom (Scotland and Northern Ireland), Germany (Celle), and South America (Venezuela and Argentina). As of December 31, 2007, we had approximately 35,800 employees of which approximately 57% work outside the United States.
     The business operations of our divisions are organized around four primary geographic regions: North America, Latin America, Middle East and Asia Pacific, and Europe, Africa, Russia and the Caspian. Each region has a council comprised of regional vice presidents from each division as well as representatives from various functions such as human resources, legal including compliance, marketing, finance and treasury, and health, safety and environmental. The regional vice presidents report directly to each division president. Through this structure, we have placed our management closer to the customer, facilitating stronger customer relationships and allowing us to react more quickly to local market conditions and needs.
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

     Further information is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
RESEARCH AND DEVELOPMENT; PATENTS
     We are engaged in research and development activities directed primarily toward the improvement of existing products and services, the design of specialized products to meet specific customer needs and the development of new products, processes and services. For information regarding the amounts of research and development expense in each of the three years in the period ended December 31, 2007, see Note 16 of the Notes to Consolidated Financial Statements in Item 8 herein.
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
SEASONALITY
     Our operations can be affected by seasonal weather patterns and natural phenomena, which can temporarily affect the delivery and performance of our products and services, as well as customer’s budgetary cycles for capital expenditures. The widespread geographic locations of our operations and the timing of seasonal events serve to reduce the impact of individual events. Examples of seasonal events which can impact our business include:
•	the severity and duration of the winter in North America can have a significant impact on gas storage levels and drilling activity for natural gas,

•	the timing and duration of the spring thaw in Canada directly affects activity levels due to road restrictions,

•	hurricanes can disrupt coastal and offshore operations,

•	severe weather during the winter months normally results in reduced activity levels in the North Sea and Russia, and

•	large export orders which tend to be sold in the second half of a calendar year.
RAW MATERIALS
     We purchase various raw materials and component parts for use in manufacturing our products. The principal materials we purchase are steel alloys (including chromium and nickel), titanium, beryllium, copper, lead, tungsten carbide, synthetic and natural diamonds, printed circuit boards and other electronic components and hydrocarbon-based chemical feed stocks. These materials are generally available from multiple sources and could be subject to rising costs. We have not experienced significant shortages of these materials and normally do not carry inventories of such materials in excess of those reasonably required to meet our production schedules. We do not expect significant interruptions in supply, but there can be no assurance that there will be no price or supply issues over the long term.
EMPLOYEES
     On December 31, 2007, we had approximately 35,800 employees, as compared with approximately 34,600 employees on December 31, 2006. Approximately 3,020 of these employees are represented under collective bargaining agreements or similar-type labor arrangements, of which the majority are outside the U.S. Based upon the geographic diversification of these employees, we believe any risk of loss from employee strikes or other collective actions would not be material to the conduct of our operations taken as a whole. We believe that our relations with our employees are good.

EXECUTIVE OFFICERS
     The following table shows, as of February 21, 2008, the name of each of our executive officers, together with his age and all offices presently held.

Name	Age

Chad C. Deaton	55	Chairman of the Board, President and Chief Executive Officer of the Company since February 2008. Chairman of the Board and Chief Executive Officer from 2004 to 2008. President and Chief Executive Officer of Hanover Compressor Company from 2002 to 2004. Senior Advisor to Schlumberger Oilfield Services from 1999 to 2001. Executive Vice President of Schlumberger from 1998 to 1999. Employed by the Company in 2004.

Alan R. Crain	56	Senior Vice President and General Counsel of the Company since 2007. Vice President and General Counsel from 2000 to 2007. Executive Vice President, General Counsel and Secretary of Crown, Cork & Seal Company, Inc. from 1999 to 2000. Vice President and General Counsel from 1996 to 1999, and Assistant General Counsel from 1988 to 1996, of Union Texas Petroleum Holdings, Inc. Employed by the Company in 2000.

Peter A. Ragauss	50	Senior Vice President and Chief Financial Officer of the Company since 2006. Segment Controller of Refining and Marketing for BP plc from 2003 to 2006. Mr. Ragauss joined BP plc in 1998 as Assistant to the Group Chief Executive until 2000 when he became Chief Executive Officer of Air BP. Vice President of Finance and Portfolio Management for Amoco Energy International immediately prior to its merger with BP in 1998. Vice President of Finance for El Paso Energy International from 1996 to 1998 and Vice President of Corporate Development for Tenneco Energy in 1996. Employed by the Company in 2006.

David H. Barr	58	Group President of Completion and Production since 2007 and Vice President of the Company since 2000. Group President of Drilling and Evaluation from 2005 to 2007. President of Baker Atlas from 2000 to 2005. Vice President, Supply Chain Management, of Cooper Cameron from 1999 to 2000. Mr. Barr also held the following positions with the Company: Vice President, Business Process Development, from 1997 to 1998 and the following positions with Hughes Tool Company/Hughes Christensen: Vice President, Production and Technology, from 1994 to 1997; Vice President, Diamond Products, from 1993 to 1994; Vice President, Eastern Hemisphere Operations, from 1990 to 1993 and Vice President, North American Operations, from 1988 to 1990. Employed by the Company in 1972.

Martin S. Craighead	48	Group President of Drilling and Evaluation since 2007 and Vice President of the Company since 2005. President of INTEQ from 2005 to 2007. President of Baker Atlas from February 2005 to August 2005. Vice President of Worldwide Operations for Baker Atlas from 2003 to 2005 and Vice President, Marketing and Business Development for Baker Atlas from 2001 to 2003; Region Manager for Baker Atlas in Latin America and Asia and Region Manager for E&P Solutions from 1995 to 2001. Employed by the Company in 1986.

Didier Charreton	44	Vice President, Human Resources of the Company since 2007. Group Human Resources Director of Coats Plc, a global company engaged in the sewing thread and needlecrafts industry, from 2002 to 2007. Business Development of ID Applications for Gemplus S. A., a global company in the Smart Card industry, from 2000 to 2001. Various human resources positions at Schlumberger from 1989 to 2000. Employed by the Company in 2007.

Christopher P. Beaver	50	Vice President of the Company and President of Baker Oil Tools since 2005. Vice President of Finance for Baker Petrolite from 2002 to 2005; Director of Finance and Controller at INTEQ from 1999 to 2002; Controller at Hughes Christensen from 1994 to 1999. Various accounting and finance positions at Hughes Christensen in the Eastern Hemisphere from 1985 to 1994. Employed by the Company in 1985.

Name	Age

Paul S. Butero	51	Vice President of the Company since 2005 and President of INTEQ since 2007. President of Baker Atlas from 2006 to 2007. President of Hughes Christensen from 2005 to 2006. Vice President, Marketing, of Hughes Christensen from 2001 to 2005 and as Region Manager for various Hughes Christensen areas (both in the United States and the Eastern Hemisphere) from 1989 to 2001. Employed by the Company in 1981.

Stephen K. Ellison	49	Vice President of the Company and President of Baker Atlas since 2007. Vice President, Middle East, Asia Pacific Region for Baker Atlas from 2005 to 2007; Asia Pacific Region Manager, Baker Atlas from 2001 to 2005 and Asia Pacific Region Operations Manager, Baker Atlas from 2000 to 2001. Employed by the Company in 1979.

Alan J. Keifer	53	Vice President and Controller of the Company since 1999. Western Hemisphere Controller of Baker Oil Tools from 1997 to 1999 and Director of Corporate Audit for the Company from 1990 to 1996. Employed by the Company in 1990.

Jay G. Martin	56	Vice President, Chief Compliance Officer and Senior Deputy General Counsel of the Company since 2004. Shareholder at Winstead Sechrest & Minick P.C. from 2001 to 2004. Partner, Phelps Dunbar from 2000 to 2001 and Partner, Andrews & Kurth from 1996 to 2000. Employed by the Company in 2004.

Nelson Ney	44	Vice President of the Company and President of Centrilift since 2007. Operations Vice President, Europe, Africa, Russia and the Caspian Region for Hughes Christensen from 2006 to 2007; Operations Vice President, Centrilift Latin America Region from 2005 to 2006; General Manager, Centrilift Latin America operations from 2004 to 2005 and Regional Manager, Hughes Christensen Latin America operations from 2001 to 2004. Employed by the Company in 1990.

John A. O’Donnell	59	Vice President of the Company since 1998 and President of Baker Petrolite Corporation since 2005. President of Baker Hughes Drilling Fluids from 2004 to 2005. Vice President, Business Process Development of the Company from 1998 to 2002; Vice President, Manufacturing, of Baker Oil Tools from 1990 to 1998 and Plant Manager of Hughes Tool Company from 1988 to 1990. Employed by the Company in 1975.

Gary G. Rich	49	Vice President of the Company and President of Hughes Christensen since 2006. Vice President Marketing, Drilling and Evaluation for INTEQ from 2005 to 2006. Region Manager for INTEQ from 2001 to 2005; Director of Marketing for Hughes Christensen from 1998 to 2001 and served in various marketing and finance positions for the Company from 1987 to 1998. Employed by the Company in 1987.

Richard L. Williams	52	Vice President of the Company and President of Baker Hughes Drilling Fluids since 2005. Vice President, Eastern Hemisphere Operations, Baker Oil Tools from March 2005 to May 2005. Worldwide Operations Vice President, INTEQ from 2004 to 2005; Vice President Eastern Hemisphere, INTEQ from 2003 to 2004 and Vice President Western Hemisphere, INTEQ from 2001 to 2003. Employed by the Company in 1975.
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
     We are involved in voluntary remediation projects at some of our present and former manufacturing locations or other facilities, the majority of which relate to properties obtained in acquisitions or to sites no longer actively used in operations. On rare occasions, remediation activities are conducted as specified by a government agency-issued consent decree or agreed order. Estimated remediation costs are accrued using currently available facts, existing environmental permits, technology and presently enacted laws and regulations. For sites where we are primarily responsible for the remediation, our cost estimates are developed based on internal evaluations and are not discounted. Such accruals are recorded when it is probable that we will be obligated to pay amounts for environmental site evaluation, remediation or related activities, and such amounts can be reasonably estimated. If the obligation can only be estimated within a range, we accrue the minimum amount in the range. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. Ongoing environmental compliance costs, such as obtaining environmental permits, installation of pollution control equipment and waste disposal, are expensed as incurred.
     During the year ended December 31, 2007, we spent $35.2 million to comply with domestic and international standards regulating the discharge of materials into the environment or otherwise relating to the protection of the environment (collectively, “Environmental Regulations”). This cost includes the total spent on remediation projects at current or former sites, Superfund projects and environmental compliance activities, exclusive of capital expenditures. In 2008, we expect to spend approximately $38 million to comply with Environmental Regulations. During the year ended December 31, 2007, we incurred $7.9 million in capital expenditures for environmental control equipment, and we estimate we will incur approximately $15 million during 2008. In addition, we estimate we will incur approximately $19 million in capital expenditures for the relocation of an existing plant in the U.K. to comply with local environmental regulations. Depending on the resolution of environmental permitting, up to $13 million may be spent in 2008 and the remainder in 2009. Based upon current information, we believe that our compliance with Environmental Regulations will not have a material adverse effect upon our capital expenditures, earnings or competitive position because we have either established adequate reserves or our cost for that compliance is not expected to be material to our consolidated financial statements.
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
     We have been identified as a PRP at various Superfund sites discussed below. The United States Environmental Protection Agency (the “EPA”) and appropriate state agencies supervise investigative and cleanup activities at these sites. For the year ended December 31, 2007, we paid $0.1 million in Superfund costs and have accrued an additional $5.3 million related to these sites. Payments made in 2007 are in addition to amounts previously paid in settlements, cash calls or other Superfund costs, and these ongoing contributions reduce our financial liability for the total site cleanup costs shown below. When used in the descriptions of the sites that follow, the word de minimis refers to the smallest PRPs, whose contribution rate is usually less than 1%.
(a)	In 1999, Baker Oil Tools, Baker Petrolite and predecessor entities of Baker Petrolite were named as PRPs by the State of California’s Department of Toxic Substances Control for the Gibson site in Bakersfield, California. Remediation consisting of extensive soil excavation and removal is now complete at a cost of approximately $5 million, with remaining costs estimated at less than $1 million. Our combined volume allocation is 1.6% for liquids and 0.4% for solids.

(b)	In 2001, a Hughes Christensen predecessor, Baker Oil Tools, INTEQ and one of our former subsidiaries were named as PRPs in the Force Road State Superfund site located in Brazoria County, Texas. The Texas Commission on Environmental Quality (“TCEQ”) is overseeing the investigation and remediation at the Force Road site. We participate as a member of the steering and technical committees to effectively manage the project because our volumetric contribution is currently estimated at approximately 76%. The investigation phase of the project is essentially complete and the results indicate that the extent of the groundwater contamination is less than originally estimated. These results along with new surveys indicate little to no offsite impact. We believe that after the most effective remedial alternatives are identified, the remedial costs could be less than $10 million. An accurate calculation of site remediation costs will be available once the Remedial Action Plan is developed, which will occur during early 2008. $1.8 million was raised from the de minimis settlement process, which is now complete.

(c)	In 2002, Baker Petrolite predecessors, Hughes Christensen predecessors and several of our former subsidiaries were identified as PRPs for the Malone site located on Campbell Bayou Road in Texas City, Texas. The EPA oversees the investigation and remediation of the Malone site and has engaged in emergency removal actions. The investigation is complete and remedial alternatives have been developed and submitted to the EPA for evaluation. The EPA has concluded that the remaining costs for the remedial action are $52.8 million. Along with the EPA oversight costs, project management fees and other expenses, the total outstanding project costs are not expected to exceed $72 million. Our contribution was recently adjusted downward and is now 1.26%. A lawsuit filed by the current owners of the site and a related entity against the PRP Group (Malone Cooperating Parties) seeking recovery of certain alleged damages was settled at a cost of $1.2 million, and included arrangements for the eventual transfer of the property to a conservation organization or other non-profit entity.

(d)	In 2003, we were identified as a de minimis PRP by the EPA for the Operating Industries, Inc. Superfund site in Monterrey Park, California. A settlement offer to all remaining de minimis parties has been repeatedly delayed. The EPA and Steering Committee have incurred approximately $345 million and expect an additional $367 million in cleanup costs. Information provided by the EPA in 2007 indicates that our contribution is 0.092%, although our ultimate liability has yet to be negotiated and may include a premium for early settlement.

(e)	In 2003, Baker Petrolite was notified by the EPA of their potential involvement at the Cooper Drum Superfund site located in South Gate, California. We responded to an additional inquiry from the EPA in 2005. At this time, the estimate for comprehensive cleanup costs is approximately $20 million but the extent of our responsibility for these costs is not yet known.

(f)	In 2006, we were one of five PRPs to receive an information request from the EPA regarding the Washington County Lead District Superfund site, a federal Superfund located in Washington County, Missouri. We have responded to the EPA regarding our involvement with two of the six mines listed in the information request. A preliminary screening and removal action has been completed by the EPA to evaluate the impacts of lead and other heavy metals on the soil and groundwater in the area. In late 2007, the site was proposed for inclusion on the National Priorities list. There has been no formal assignment of responsibility and an estimate of potential cleanup costs has not been developed; therefore, we are unable to estimate the potential cost to the Company.

(g)	In 2006, Baker Petrolite received a General Notice of Potential Liability letter from the EPA concerning the RRG/Clayton Chemical Superfund site in Sauget, Illinois and its impact on the adjacent Sauget Area 2 Groundwater Superfund site. We have participated in cleanup activities at the Clayton site as a small party with an allocation just over the de minimis level. Our known costs are approximately 0.78% of the estimated remedy cost of $5.2 million. However, our ultimate liability may now include some responsibility for the downgradient groundwater cleanup at the Sauget Area 2 Groundwater Superfund site; however, sufficient information is not available to estimate the additional potential cost to the Company.

(h)	In 2006, a settlement demand was received from the PRP Group for the Pulvair Superfund site located in Millington, Tennessee for waste sent to the site by Milchem, a predecessor to Baker Hughes Drilling Fluids. The matter has not yet been resolved; however, it is expected to be settled at a cost of less than $0.2 million.
     In addition to the sites mentioned above, there are six Superfund sites where we have ongoing obligations. The emergency removal actions and subsequent remedial work at most of these sites has been completed and remaining operations are limited to groundwater recovery and/or monitoring. The monitoring phase can continue for up to 30 years. Our aggregate cost for these sites is estimated to be $0.3 million over this period of time.
     While PRPs in Superfund actions have joint and several liability for all costs of remediation, it is not possible at this time to quantify our ultimate exposure because some of the projects are either in the investigative or early remediation stage, or allocation information is not yet available. However, based upon current information, we do not believe that probable or reasonably possible expenditures in connection with the sites described above are likely to have a material adverse effect on our consolidated financial statements because we have recorded adequate reserves to cover the estimate we presently believe will be our ultimate liability in the matter. Further, other PRPs involved in the sites have substantial assets and may reasonably be expected to pay their share of the cost of remediation, and, in some circumstances, we have insurance coverage or contractual indemnities from third parties to cover a portion of or the ultimate liability.
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
ITEM 1A. RISK FACTORS
     An investment in our common stock involves various risks. When considering an investment in our Company, one should consider carefully all of the risk factors described below, as well as other information included and incorporated by reference in this report. There may be additional risks, uncertainties and matters not listed below, that we are unaware of, or that we currently consider immaterial. Any of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our Company.
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
     Growth in worldwide demand for oil and natural gas, as well as the demand for our services, is highly correlated with global economic growth, and in particular by the economic growth of countries such as the U.S. and China, who are significant users of oil and natural gas. Increases in global economic activity, particularly in China and developing Asia, create more demand for oil and natural gas and higher oil and natural gas prices. A slowing of global economic growth, and in particular in the U.S. or China, will likely reduce demand for oil and natural gas, increase spare productive capacity and result in lower prices and adversely impact the demand for our services. In addition, demand for hydrocarbons could be impacted by environmental regulation targeting reduction of greenhouse gas emissions including the cost for Carbon Capture and Sequestration.
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
     Supply can be interrupted by a number of factors including political instability, civil unrest, labor issues, terrorist attacks, war or military activity. Key oil producing countries which could be subject to supply interruptions include, but are not limited to, Saudi Arabia, Iraq and other Middle Eastern countries, Nigeria, Norway, Russia and Venezuela. The impact of supply disruptions on oil and natural gas prices and oil and natural gas price volatility is tempered by the size and expected duration of the disruption relative to the spare productive capacity at the time of the disruption.
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
The worldwide oil and natural gas industry is subject to geopolitical and terrorism risks.
     Geopolitical risks and terrorist activity continue to grow in several key countries where the Company does business. These risks could lead to a loss of investment in the country as well as a disruption in business activities.
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

The high cost or unavailability of infrastructure, materials, equipment, supplies and personnel could adversely affect our ability to execute our operations on a timely basis.
     Our manufacturing operations are dependent on having sufficient raw materials, component parts and manufacturing capacity available to meet our manufacturing plans at a reasonable cost while minimizing inventories. Our ability to effectively manage our manufacturing operations and meet these goals can have an impact on our business, including our ability to meet our manufacturing plans and revenue goals, control costs and avoid shortages of raw materials and component parts. Raw materials and components of particular concern include steel alloys (including chromium and nickel), titanium, beryllium, copper, lead, tungsten carbide, synthetic and natural diamonds, electronic components and hydrocarbon-based chemical feed stocks. Our ability to repair or replace equipment damaged or lost in the well can also impact our ability to service our customers. A lack of manufacturing capacity could result in increased backlog, which may limit our ability to respond to short lead time orders.
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
The terms and the impact of the settlement with the Department of Justice (“DOJ”) and SEC may negatively impact our ongoing operations.
     Under the settlements in connection with the previously disclosed compliance investigations by the DOJ and SEC, we are subject to ongoing review and regulation of our business operations, including the review of our operations and compliance program by an independent monitor appointed to assess our Foreign Corrupt Practices Act (“FCPA”) policies and procedures. The activities of the independent monitor will have a cost to us and may cause a change in our processes and operations, the outcome of which we are unable to predict. In addition, the settlements may impact our operations or result in legal actions against us in the countries that are the subject of the settlements. Also, the collateral impact of settlement in the United States and other countries outside the United States where we do business that may claim jurisdiction over any of the matters related to the DOJ and SEC settlements could be material. These settlements could also result in third-party claims against us, which may include claims for special, indirect, derivative or consequential damages. In addition, we could incur additional taxes as a result of our resolution with the DOJ and SEC.
Our failure to comply with the terms of our agreements with the DOJ and SEC would have a negative impact on our ongoing operations.
     Under the settlements with the DOJ and SEC, we are subject to a two-year deferred prosecution agreement and enjoined by the federal district court against any further violations of the FCPA. Accordingly, the settlements reached with the DOJ and SEC could be substantially nullified and we could be subject to severe sanctions and civil and criminal prosecution as well as fines and penalties in the event of a subsequent violation by us or any of our employees or our failure to meet all of the conditions contained in the settlements. The impact of the settlements on our ongoing operations could include limits on revenue growth and increases in operating costs. Our ability to comply with the terms of the settlements is dependent on the success of our ongoing compliance program, including our ability to continue to manage our agents and business partners and supervise, train and retain competent employees and the efforts of our employees to comply with applicable law and the Baker Hughes Business Code of Conduct.
Compliance with and changes in laws or adverse positions taken by taxing authorities could be costly and could affect operating results.
     Our operations in the U.S. and over 90 countries can be impacted by expected and unexpected changes in the legal and business environments in which we operate. Our ability to manage our compliance costs will impact our ability to meet our earnings goals. Compliance related issues could also limit our ability to do business in certain countries. Changes that could impact the legal environment include new legislation, new regulation, new policies, investigations and legal proceedings and new interpretations of the existing legal rules and regulations, in particular, changes in export control laws or exchange control laws, additional restrictions on doing business in countries subject to sanctions, and changes in laws in countries where we operate or intend to operate. Changes that impact the business environment include changes in accounting standards, changes in environmental laws, changes in tax laws or tax rates, the resolution of tax assessments or audits by various tax authorities, and the ability to fully utilize our tax loss carryforwards and tax credits. In addition, we may periodically restructure our legal entity organization. If taxing authorities were to disagree with our tax positions in connection with any such restructurings, our effective tax rate could be materially impacted.

     These changes could have a significant financial impact on our future operations and the way we conduct, or if we conduct, business in the affected countries.
Uninsured claims and litigation could adversely impact our operating results.
     We could be impacted by the outcome of pending litigation as well as unexpected litigation or proceedings. We have insurance coverage against operating hazards, including product liability claims and personal injury claims related to our products, to the extent deemed prudent by our management and to the extent insurance is available, however, no assurance can be given that the nature and amount of that insurance will be sufficient to fully indemnify us against liabilities arising out of pending and future claims and litigation. This insurance has deductibles or self-insured retentions and contains certain coverage exclusions. The insurance does not cover damages from breach of contract by us or based on alleged fraud or deceptive trade practices. Whenever possible, we obtain agreements from customers that limit our liability. Insurance and customer agreements do not provide complete protection against losses and risks, and our results of operations could be adversely affected by unexpected claims not covered by insurance.
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
Control of oil and gas reserves by state-owned oil companies may impact the demand for our services and create additional risks in our operations.
     Much of the world’s oil and gas reserves are controlled by state-owned oil companies. State-owned oil companies may require its contractors to meet local content requirements or other local standards that could be difficult for the Company to meet. The failure to meet the local content requirements and other local standards may adversely impact the Company’s operations in those countries.
     In addition, many state-owned oil companies may require integrated contracts or turn-key contracts that could require the Company to provide services outside its core business. Providing services on an integrated or turnkey basis generally require the Company to assume additional risks.
Changes in economic conditions and currency fluctuations may adversely affect our operating results.
     Fluctuations in foreign currencies relative to the U.S. Dollar can impact our costs of doing business. Most of our products and services are sold through contracts denominated in U.S. Dollars or local currency indexed to U.S. Dollars. Local expenses and some of our manufacturing costs are incurred in local currencies and therefore changes in the exchange rates between the U.S. Dollar and foreign currencies, particularly the British Pound Sterling, Euro, Canadian Dollar, Norwegian Krone, Venezuelan Bolivar, Australian Dollar and Brazilian Real, can increase or decrease our expenses reported in U.S. Dollars and may adversely impact our results of operations.
     The condition of the capital markets and equity markets in general can affect the price of our common stock and our ability to obtain financing, if necessary. If the Company’s credit rating is downgraded, this would increase our costs under our $500.0 million revolving credit agreement and commercial paper program, as well as the cost of obtaining, or make it more difficult to obtain or issue, new debt financing.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     We are headquartered in Houston, Texas and operate 47 principal manufacturing plants, ranging in size from approximately 5,000 to 300,000 square feet of manufacturing space. The total aggregate area of the plants is approximately 3.3 million square feet, of which approximately 2.1 million square feet (64.9%) are located in the United States, 0.4 million square feet (10.5%) are located in Canada and South America, 0.8 million square feet (22.8%) are located in Europe, and a minimal amount of space is located in the Far East. Our principal manufacturing plants are located in: United States – Houston, Texas; Broken Arrow, Claremore and Tulsa, Oklahoma; Lafayette, Louisiana; Canada and South America – Calgary, Canada; Maracaibo, Venezuela; Mendoza, Argentina and Europe – Aberdeen and East Kilbride, Scotland; Celle, Germany; Belfast, Northern Ireland.
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

		Canada
		and
	United	South
Segment	States	America	Europe	Far East	Total

Completion and Production	16	4	7	1	28

Drilling and Evaluation	13	1	4	1	19
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
     On September 12, 2001, we, without admitting or denying the factual allegations contained in the Order, consented with the SEC to the entry of an Order making Findings and Imposing a Cease-and-Desist Order (the “Order”) for violations of Section 13(b)(2)(A) and Section 13(b)(2)(B) of the Exchange Act. Among the findings included in the Order were the following: In 1999, we discovered that certain of our officers had authorized an improper $75,000 payment to an Indonesian tax official, after which we embarked on a corrective course of conduct, including voluntarily and promptly disclosing the misconduct to the SEC and the DOJ. In the course of our investigation of the Indonesia matter, we learned that we had made payments in the amount of $15,000 and $10,000 in India and Brazil, respectively, to our agents, without taking adequate steps to ensure that none of the payments would be passed on to foreign government officials. The Order found that the foregoing payments violated Section 13(b)(2)(A). The Order also found us in violation of Section 13(b)(2)(B) because we did not have a system of internal controls to determine if payments violated the FCPA. The FCPA makes it unlawful for U.S. issuers, including us, or anyone acting on their behalf, to make improper payments to any foreign official in order to obtain or retain business. In addition, as discussed below, the FCPA establishes accounting and internal control requirements for U.S. issuers. We cooperated with the SEC’s investigation.
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
     On March 29, 2002, we announced that we had been advised that the SEC and the DOJ were conducting investigations into allegations of violations of law relating to Nigeria and other related matters. The SEC has issued a formal order of investigation into possible violations of provisions under the FCPA regarding anti-bribery, books and records and internal controls. In connection with the investigations, the SEC has issued subpoenas seeking information about our operations in Angola (subpoena dated August 6, 2003) and Kazakhstan (subpoenas dated August 6, 2003 and April 22, 2005) as part of its ongoing investigation. We provided documents to and cooperated fully with the SEC and DOJ. In addition, we conducted internal investigations into these matters. Our internal investigations identified issues regarding the propriety of certain payments and apparent deficiencies in our books and records and internal controls with respect to certain operations in Angola, Kazakhstan and Nigeria, as well as potential liabilities to government authorities in Nigeria. Evidence obtained during the course of the investigations was provided to the SEC and DOJ.
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
     Also on April 26, 2007, the SEC filed a Complaint (the “SEC Complaint”) and a proposed order (the “SEC Order”) against us in the Court. The SEC Complaint and the SEC Order were filed as part of a settled civil enforcement action by the SEC, to resolve the civil portion of the government’s investigation of us. As part of our agreement with the SEC, we consented to the filing of the SEC Complaint without admitting or denying the allegations in the Complaint, and also consented to the entry of the SEC Order. The SEC Complaint alleges civil violations of the FCPA’s antibribery provisions related to our operations in Kazakhstan, the FCPA’s books-and-records and internal-controls provisions related to our operations in Nigeria, Angola, Kazakhstan, Indonesia, Russia, and Uzbekistan, and the SEC’s cease and desist order of September 12, 2001. The SEC Order became effective on May 1, 2007, which is the date it was confirmed by the Court. The SEC order enjoins us from violating the FCPA’s antibribery, books-and-records, and internal-controls provisions. As in the DPA, it requires that we retain the independent monitor to assess our FCPA compliance policies and procedures for the three-year period.
     Under the terms of the settlements with the DOJ and the SEC, the Company and BHSII paid, in the second quarter of 2007, $44.1 million ($11 million in criminal penalties, $10 million in civil penalties, $19.9 million in disgorgement of profits and $3.2 million in pre-judgment interest) to settle these investigations. In the fourth quarter of 2006, we recorded a financial charge for the potential settlement. We previously disclosed copies of these agreements and settlements and the same are incorporated by reference in this annual report as Exhibits 10.54, 10.55 and 99.2 through 99.7
     We have retained, and the SEC and DOJ have approved, an independent monitor to assess our FCPA compliance policies and procedures for the specified three-year period.
     On May 4, 2007 and May 15, 2007, The Sheetmetal Workers’ National Pension Fund and Chris Larson, respectively, instituted shareholder derivative lawsuits for and on the Company’s behalf against certain current and former members of the Board of Directors and certain officers, and the Company as a nominal defendant, following the Company’s settlement with the DOJ and SEC in April 2007. On August 17, 2007, The Alaska Plumbing and Pipefitting Industry Pension Trust also instituted a shareholder derivative lawsuit for and on the Company’s behalf against certain current and former members of the Board of Directors and certain officers, and the Company as a nominal defendant. The complaints in all three lawsuits allege, among other things, that the individual defendants failed to implement adequate controls and compliance procedures to prevent the events addressed by the settlement with the DOJ and SEC. The relief sought in the lawsuits includes a declaration that the defendants breached their fiduciary duties, an award of damages sustained by the Company as a result of the alleged breach and monetary and injunctive relief, as well as attorneys’ and experts’ fees. The lawsuits brought by the Sheetmetal Workers’ National Pension Fund and The Alaska Plumbing and Pipefitting Industry Pension Trust are pending in the Houston Division of the United States District Court for the Southern District of Texas. These lawsuits have been consolidated and an amended complaint in the consolidated action was filed on October 15, 2007. The lawsuit brought by Chris Larson is pending in the 215th District Court of Harris County, Texas. We do not expect these lawsuits to have a material adverse effect on our consolidated financial statements.
     On May 12, 2006, Baker Hughes Oilfield Operations, Inc. (“BHOO”), a subsidiary of the Company, was named as a defendant in a lawsuit in the United States District Court, Eastern District of Texas brought by Reed Hycalog against BHOO and other third parties arising out of alleged patent infringement relating to the sale of certain diamond drill bits utilizing certain types of polycrystalline diamond cutters sold by our Hughes Christensen division. Reed Hycalog seeks compensatory damages and injunctive relief against the defendants, as well as attorneys’ fees and other costs. On September 11, 2007, the court issued a ruling regarding the scope of Reed Hycalog’s patent infringement claims. On January 18, 2008, Reed Hycalog filed with the court a report claiming an amount of compensatory damages due from Baker Hughes ranging from approximately $51 million to approximately $226 million. Reed Hycalog has also claimed they are entitled to enhanced damages and attorney fees. The Company and BHOO believe they have reasonable defenses to these claims and have asserted counter-claims for infringement by Reed Hycalog of certain of our drill bit patents in the lawsuit. We are not able to predict the outcome of this litigation or its impact on our consolidated financial statements.
     Further information is contained in the “Environmental Matters” section of Item 1 herein.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock, $1.00 par value per share, is principally traded on the New York Stock Exchange. Our common stock is also traded on the SWX Swiss Exchange. As of February 19, 2008, there were approximately 295,000 stockholders and approximately 15,800 stockholders of record.
     For information regarding quarterly high and low sales prices on the New York Stock Exchange for our common stock during the two years ended December 31, 2007, and information regarding dividends declared on our common stock during the two years ended December 31, 2007, see Note 17 of the Notes to Consolidated Financial Statements in Item 8 herein.
     The following table contains information about our purchases of equity securities during the fourth quarter of 2007.
Issuer Purchases of Equity Securities

			Total			Maximum
			Number of			Number (or
			Shares		Total	Approximate
			Purchased		Number of	Dollar Value) of
			as Part of a		Shares	Shares that May
	Total Number	Average	Publicly	Average	Purchased	Yet Be
	of Shares	Price Paid	Announced	Price Paid	in the	Purchased Under
Period	Purchased(1)	Per Share(1)	Program(2)	Per Share(3)	Aggregate	the Program(4)

October 1-31, 2007	13,336	$91.56	1,200	$85.01	14,536	$—
November 1-30, 2007	—	—	1,551,300	81.36	1,551,300	—
December 1-31, 2007	—	—	1,401,546	82.18	1,401,546	—

Total	13,336	$91.56	2,954,046	$81.75	2,967,382	$823,958,000

(1)	Represents shares purchased from employees to pay the option exercise price related to stock-for-stock exchanges in option exercises or to satisfy the tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock units.

(2)	Repurchases were made under Stock Purchase Plans with an agent that complied with the requirements of Rule 10b5-1 of the Exchange Act (the “Plans”) as well as open market purchases that complied with Rule 10b-18 of the Exchange Act. On August 31, 2007, we entered into a Plan that ran from September 4, 2007 through October 31, 2007. On December 7, 2007, we entered into a Plan that ran from December 10, 2007 through February 20, 2008. Under the Plans, the agent repurchased a number of shares of our common stock determined under the terms of the Plan each trading day based on the trading price of the stock on that day. Shares were repurchased under the Plans by the agent at the prevailing market prices, in open market transactions which complied with Rule 10b-18 of the Exchange Act.

(3)	Average price paid includes commissions.

(4)	In April 2006, the Board of Directors authorized the repurchase of an additional $1.8 billion of common stock which was in addition to the balance remaining from the Board of Directors’ previous authorization. On July 26, 2007, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock, from time to time, in addition to the existing stock repurchase plan. During the fourth quarter of 2007, we repurchased 3.0 million shares of our common stock at an average price of $81.75 per share, for a total of $241.5 million with authorization remaining to repurchase up to a total of $824.0 million of our common stock as of the end of 2007. Stock repurchases in 2008 (through February 19, 2008) were 8.0 million shares of common stock at an average price of $68.95 per share for a total of $551.8 million. As of February 19, 2008, we have authorization remaining to repurchase up to a total of $272.2 million of our common stock.
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
Comparison of Five-Year Cumulative Total Return *
Baker Hughes Incorporated; S&P 500 Index and S&P Oil and Gas Equipment and Services Index

	2002	2003	2004	2005	2006	2007

Baker Hughes	$100.00	$101.47	$136.25	$195.93	$242.32	$264.98
S&P 500 Index	100.00	128.68	142.68	149.69	173.33	182.85
S&P Oil and Gas Equipment and Services Index	100.00	124.74	164.48	244.37	282.34	417.57

*	Total return assumes reinvestment of dividends on a quarterly basis.
     The comparison of total return on investment (change in year-end stock price plus reinvested dividends) assumes that $100 was invested on December 31, 2002 in Baker Hughes common stock, the S&P 500 Index and the S&P Oil and Gas Equipment and Services Index.
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

	Year Ended December 31,
(In millions, except per share amounts)	2007	2006	2005	2004	2003

Revenues	$10,428.2	$9,027.4	$7,185.5	$6,079.6	$5,233.3
Costs and expenses:
Cost of revenues	6,845.6	5,876.4	5,023.7	4,428.3	3,867.2
Research and engineering	372.0	338.9	299.6	271.7	253.9
Marketing, general and administrative	932.8	877.8	628.8	563.2	511.0
Impairment of investment in affiliate	—	—	—	—	45.3
Restructuring charge reversals	—	—	—	—	(1.1)

Total costs and expenses	8,150.4	7,093.1	5,952.1	5,263.2	4,676.3

Operating income	2,277.8	1,934.3	1,233.4	816.4	557.0
Equity in income (loss) of affiliates	1.2	60.4	100.1	36.3	(137.8)
Gain on sale of interest in affiliate	—	1,743.5	—	—	—
Interest expense	(66.1)	(68.9)	(72.3)	(83.6)	(103.1)
Interest and dividend income	43.8	67.5	18.0	6.8	5.3

Income from continuing operations before income taxes	2,256.7	3,736.8	1,279.2	775.9	321.4
Income taxes	(742.8)	(1,338.2)	(404.8)	(250.6)	(145.6)

Income from continuing operations	1,513.9	2,398.6	874.4	525.3	175.8
Income (loss) from discontinued operations, net of tax	—	20.4	4.9	3.3	(41.3)

Income before cumulative effect of accounting change	1,513.9	2,419.0	879.3	528.6	134.5
Cumulative effect of accounting change, net of tax	—	—	(0.9)	—	(5.6)

Net income	$1,513.9	$2,419.0	$878.4	$528.6	$128.9

Per share of common stock:
Income from continuing operations:
Basic	$4.76	$7.26	$2.58	$1.57	$0.52
Diluted	4.73	7.21	2.56	1.57	0.52
Dividends	0.52	0.52	0.475	0.46	0.46

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$1,054.4	$1,103.7	$774.0	$319.0	$98.4
Working capital	3,837.7	3,345.9	2,479.4	1,738.3	1,210.5
Total assets	9,856.6	8,705.7	7,807.4	6,821.3	6,416.5
Long-term debt	1,069.4	1,073.8	1,078.0	1,086.3	1,133.0
Stockholders’ equity	6,305.6	5,242.9	4,697.8	3,895.4	3,350.4
NOTES TO SELECTED FINANCIAL DATA

(1)	Discontinued operations. The selected financial data includes reclassifications to reflect Baker Supply Products Division, Baker Hughes Mining Tools, BIRD Machine, EIMCO Process Equipment and our oil producing operations in West Africa as discontinued operations. See Note 2 of the Notes to Consolidated Financial Statements in Item 8 herein for additional information regarding discontinued operations.

(2)	Reclassifications. During the fourth quarter of 2007, we began classifying certain expenses as cost of sales and cost of services and rentals that were previously classified as selling, general and administrative expenses. The change was the result of an internal review to improve management reporting. The reclassified expenses relate to selling and field service costs which are closely related to operating activities. In addition, we have renamed selling, general and administrative expenses on the statement of operations to marketing, general and administrative expenses to more accurately describe the costs included therein. The impact of these reclassifications is to increase cost of sales by $366.1 million, $318.6 million, $276.2 million, $266.4 million and $177.8 million for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively; increase cost of services and rentals by $123.9 million, $114.3 million, $104.7 million, $82.6 million and $135.7 million for the years ended

December 31, 2007, 2006, 2005, 2004 and 2003, respectively; and decrease marketing, general and administrative expense by $490.0 million, $432.9 million, $380.9 million, $349.0 million and $313.5 million for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively. These reclassifications had no impact on total costs and expenses as these changes offset one another. All prior periods have been reclassified to conform to this new presentation.

(3)	Equity in income (loss) of affiliates and impairment of investment in affiliate. In 2003, we recorded $135.7 million in equity in income (loss) of affiliates for our share of $452.0 million of certain impairment and restructuring charges taken by WesternGeco, a seismic venture in which we had a 30% interest. The charges related to the impairment of WesternGeco’s multiclient seismic library and rationalization of WesternGeco’s marine seismic fleet. In addition, as a result of the continued weakness in the seismic industry, we evaluated the value of our investment in WesternGeco and recorded an impairment loss of $45.3 million in 2003 to write-down the investment to its fair value. In April 2006, we sold our 30% interest in WesternGeco.

(4)	Restructuring charge reversals. In 2000, our Board of Directors approved a plan to substantially exit the oil and natural gas exploration business and recorded a restructuring charge of $29.5 million. Included in the restructuring charge was $1.1 million for a contractual obligation related to an oil and natural gas property in Angola. The property was sold in 2003, and we reversed the liability related to this contractual obligation.

(5)	Gain on sale of interest in affiliate. On April 28, 2006, we sold our 30% interest in WesternGeco, a seismic venture we formed with Schlumberger in 2000, to Schlumberger for $2.4 billion. We recorded a pre-tax gain of $1,743.5 million on the sale. See Note 5 of the Notes to Consolidated Financial Statements in Item 8 herein for additional information regarding this sale.

(6)	Cumulative effect of accounting change. In 2005, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations. In 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations.

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
•	The Drilling and Evaluation segment consists of the Baker Hughes Drilling Fluids (drilling fluids), Hughes Christensen (oilfield drill bits), INTEQ (drilling, measurement-while-drilling and logging-while-drilling) and Baker Atlas (wireline formation evaluation and wireline completion services) divisions. The Drilling and Evaluation segment provides products and services used to drill and evaluate oil and natural gas wells.

•	The Completion and Production segment consists of the Baker Oil Tools (workover, fishing and completion equipment), Baker Petrolite (oilfield specialty chemicals) and Centrilift (electrical submersible pumps and progressing cavity pumps) divisions. The Completion and Production segment also includes our ProductionQuest (production optimization and permanent monitoring) business unit. The Completion and Production segment provides equipment and services used from the completion phase through the productive life of oil and natural gas wells.
     We previously reported a third segment, WesternGeco, which consisted of our 30% interest in WesternGeco, a seismic venture jointly owned with Schlumberger. On April 28, 2006, we sold our 30% interest in WesternGeco to Schlumberger for $2.4 billion and recorded a pre-tax gain of $1,743.5 million ($1,035.2 million after-tax).
     The business operations of our divisions are organized around four primary geographic regions: North America, Latin America, Middle East and Asia Pacific, and Europe, Africa, Russia and the Caspian. Each region has a council comprised of regional vice presidents from each division as well as representatives from various functions such as human resources, legal including compliance, marketing, finance and treasury, and health, safety and environmental. The regional vice presidents report directly to each division president. Through this structure, we have placed our management closer to the customer, facilitating stronger customer relationships and allowing us to react more quickly to local market conditions and needs.
     We operate in over 90 countries around the world and our corporate headquarters is in Houston, Texas. We have significant manufacturing operations in various countries, including, but not limited to, the United States (Texas, Oklahoma and Louisiana), the United Kingdom (Scotland and Northern Ireland), Germany (Celle), and South America (Venezuela and Argentina). As of December 31, 2007, we had approximately 35,800 employees, up 1,200 employees from December 31, 2006. Approximately 57% of our employees work outside the United States.
2007 Financial Results
     We reported revenues of $10,428.2 million for 2007, a 15.5% increase compared with 2006, exceeding the 2.3% increase in the worldwide average rig count for 2007 compared with 2006. During 2007, the rig count continued to increase outside North America, as oil and natural gas companies around the world recognized the need to build productive capacity to meet the growing demand for hydrocarbons and to offset depletion of existing developed reserves. The North American rig count was flat in 2007 compared to 2006 primarily due to the weak market conditions in Canada and offshore U.S., which offset growth in the U.S. land market. Oil prices were at historic highs in 2007, reflecting continued strong demand and relatively low spare productive capacity as well as a weaker U.S. Dollar. In addition to the growth in our revenues from increased activity, our revenues were impacted by changes in market share in certain product lines and to a lesser extent pricing improvements. Net income for 2007 was $1,513.9 million, compared with $2,419.0 million in 2006, which included $1,035.2 million after-tax gain on the sale of our interest in WesternGeco.

     Below are details of the Oilfield Operations revenue by region (dollar amounts in millions).

Revenue by Region
			Europe, Africa,
	North	Latin	Russia and the	Middle East,	Oilfield
Year Ended	America (1)	America (2)	Caspian(3)	Asia Pacific(4)	Operations

December 31, 2007	$4,358.0	$990.1	$3,065.6	$2,014.5	$10,428.2
December 31, 2006	3,999.6	826.7	2,472.6	1,728.5	9,027.4

$ Increase	$358.4	$163.4	$593.0	$286.0	$1,400.8
% Increase	8.9%	19.7%	24.0%	16.5%	15.5%

(1)	United States and Canada.

(2)	Mexico, Central America and South America.

(3)	Europe, Africa, Russia and the Caspian area, excluding Egypt.

(4)	Middle East and Asia Pacific, including Egypt.
•	The 8.9% increase in North America revenue was driven by a strong increase in gas-directed horizontal drilling on land in the U.S. where the rig count for land and inland water drilling increased 8.7% in 2007 compared with 2006. Revenue from the U.S. offshore market was impacted by the ongoing migration of rigs out of the Gulf of Mexico to more attractive international markets and weather-related disruptions. U.S. offshore revenue was up 2.9% compared to a rig count that was down 18.9% in 2007 compared with 2006. Revenue from Canada was down reflecting lower economic returns for Canadian exploration and production projects evidenced by a rig count that declined 27.2% compared to 2006.

•	Outside of North America revenue increased 20.7% in 2007 compared with 2006.
•	Latin America revenue increased 19.7% in 2007 compared with 2006, while the Latin America rig count was up 9.6%. The increase was driven by market share gains in Brazil and drilling activity increases in Colombia.

•	A 24.0% increase in Europe, Africa, Russia and the Caspian revenue was driven by an increase in revenue from Russia and the Caspian of 50.4%, revenue from projects in Equatorial Guinea and revenue from projects in the U.K. and the Norwegian sector of the North Sea. Revenue in Europe increased 19.6% while the rig count was flat compared with 2006. Revenue in Africa increased 17.0% exceeding rig count increases of 13.8% compared with 2006. We do not count rigs in Russia or the Caspian.

•	Middle East and Asia Pacific revenues were up 16.5% in 2007 compared with 2006. Revenue from the Middle East was up 18.1%, driven by our activities in Saudi Arabia and Qatar, compared to the Middle East rig count which increased 11.3%. Asia Pacific revenue was up 15.0%, driven by our activities in Australia, Malaysia and India, compared to the Asia Pacific rig count that increased 5.7%. We do not count rigs for onshore China.
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
     The primary driver of our business is our customers’ capital and operating expenditures dedicated to exploring, and drilling for, and developing and producing oil and natural gas. Our business is cyclical and is dependent upon our customers’ forecasts of future oil and natural gas prices, future economic growth and hydrocarbon demand and estimates of future oil and natural gas production. During 2007, our customers’ spending directed to both worldwide oil and North American natural gas projects increased compared with 2006. The increase in spending was driven by the multi-year requirement to find, develop and produce more hydrocarbons to meet the growth in demand, offset production declines, increase inventory levels and increase spare productive capacity. Additionally, the increase was supported by historically high oil and natural gas prices.
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

	2007	2006	2005

Oil prices ($/Bbl)	$72.23	$66.09	$56.59
Natural gas prices ($/mmBtu) *	6.96	6.73	8.66

*	In late September 2005, Hurricane Rita damaged natural gas processing facilities in Henry, Louisiana (“Henry Hub”) and the New York Mercantile Exchange declared force majeure on its Henry Hub natural gas contracts. As a result, the average natural gas prices for 2005 exclude price data for September 22, 2005 through October 6, 2005 when there was insufficient activity to determine a spot price.
     Oil prices averaged a nominal historic high of $72.23/Bbl for the year 2007. The year 2007 began with oil prices declining to a yearly low of $50.48/Bbl in mid-January. Throughout the balance of the year oil prices continued to increase due to concerns about weak inventory levels, limited worldwide excess productive capacity and concerns that demand growth would outpace production growth. The weakening of the U.S. Dollar relative to other currencies also contributed to the higher price. Oil prices reached a yearly high of $98.88/Bbl in mid-November 2007.
     Natural gas prices averaged $6.96/mmBtu for the year 2007. The year 2007 began with record levels of natural gas in storage and gas prices in the low $5/mmBtu range. However, cold weather from mid-January to early February resulted in higher than anticipated withdrawals of gas in storage and placed upward pressure on gas prices, which increased to a yearly high of $9.07/mmBtu in early February 2007. As natural gas inventory continued to build throughout the year, gas prices again came under pressure, hitting a low of $5.29/mmBtu in early September. Prices recovered in late September on expectations of cooler weather and ended the year over $7/mmBtu.
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

     Our rig counts are summarized in the table below as averages for each of the periods indicated.

	2007	2006	2005(1)

U.S. – land and inland waters	1,695	1,559	1,290
U.S. – offshore	73	90	93
Canada	343	471	455

North America	2,111	2,120	1,838

Latin America	355	324	316
North Sea	48	49	43
Other Europe	29	28	27
Africa	66	58	50
Middle East	265	238	190
Asia Pacific	241	228	225

Outside North America	1,004	925	851

Worldwide	3,115	3,045	2,689

(1)	Restated to exclude rig counts for Iran and Sudan, which counts were discontinued as of December 31, 2005.
     The U.S. land and inland waters rig count increased 8.7% in 2007 compared with 2006, due to increased natural gas drilling activity. The U.S. offshore rig count decreased 18.9% in 2007 compared with 2006, reflecting the ongoing migration of rigs out of the Gulf of Mexico to more attractive markets and weather-related disruptions. The Canadian rig count decreased 27.2% over 2006 levels due to lower activity resulting from less-favorable economics for natural gas producers.
     Outside North America, the rig count increased 8.5% in 2007 compared with 2006. The rig count in Latin America increased 9.6% in 2007 compared with 2006, driven primarily by activity increases in Colombia, Brazil and Mexico. The North Sea rig count was down slightly in 2007 compared with 2006. The rig count in Africa increased by 13.8% in 2007 compared with 2006. Activity in 2007 in the Middle East increased 11.3% compared with 2006, driven primarily by activity increases in Saudi Arabia, Egypt and Oman. The rig count in the Asia Pacific region was up 5.7% in 2007 compared with 2006, with modest increases in multiple countries across the region.
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
     During the fourth quarter of 2007, we began classifying certain expenses as cost of sales and cost of services and rentals that were previously classified as selling, general and administrative expenses. The change was the result of an internal review to improve management reporting. The reclassified expenses relate to selling and field service costs which are closely related to operating activities. In addition, we have renamed selling, general and administrative expenses on the statement of operations to marketing, general and administrative expenses to more accurately describe the costs included therein. The impact of these reclassifications is to increase cost of sales by $366.1 million, $318.6 million and $276.2 million for the years ended December 31, 2007, 2006 and 2005, respectively; increase cost of services and rentals by $123.9 million, $114.3 million and $104.7 million for the years ended December 31, 2007, 2006 and 2005, respectively; and decrease marketing, general and administrative expense by $490.0 million, $432.9 million and $380.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. These reclassifications had no impact on total costs and expenses as these changes offset one another. All prior periods have been reclassified to conform to this new presentation.

     The table below details certain consolidated statement of operations data and their percentage of revenues for 2007, 2006 and 2005 (dollar amounts in millions).

	2007		2006		2005
	$	%	$	%	$	%

Revenues	$10,428.2	100.0%	$9,027.4	100.0%	$7,185.5	100.0%
Cost of revenues	6,845.6	65.6%	5,876.4	65.1%	5,023.7	69.9%
Research and engineering	372.0	3.6%	338.9	3.8%	299.6	4.2%
Marketing, general and administrative	932.8	8.9%	877.8	9.7%	628.8	8.8%
Revenues
     Revenues for 2007 increased 15.5% compared with 2006, primarily due to increases in activity in certain geographic areas and, to a lesser extent, improvement in price. Revenues in North America, which accounted for 41.8% of total revenues, increased 9.0% in 2007 compared with 2006. Revenues from our U.S. land operations increased 15.4% compared to a rig count that increased 8.7%, which reflects a continued increase in gas-directed horizontal drilling. Revenue from the U.S. offshore market increased 2.9% compared to a rig count that decreased 18.9%. These increases more than offset an 8.6% decline in Canadian revenue where the rig count declined 27.2%. Revenues outside North America, which accounted for 58.2% of total revenues, increased 20.7% in 2007 compared with 2006. This increase reflects the improvement in international drilling activity, as evidenced by the 8.5% increase in the rig count outside North America, particularly in Latin America, Africa, the Middle East and Asia Pacific region, coupled with improvements in certain markets and product lines and price increases.
     Revenues for 2006 increased 25.6% compared with 2005, primarily due to increases in activity, as evidenced by a 13.2% increase in the worldwide rig count, pricing improvements of between seven and nine percent and increases in market share in selected product lines and geographic areas. Revenues in North America, which accounted for 44.3% of total revenues, increased 31.2% for 2006 compared with 2005. This increase reflects a continued broad based increase in drilling activity in the U.S., as evidenced by the 15.3% increase in the North American rig count, with activity dominated by land-based gas-directed drilling. Revenues outside North America, which accounted for 55.7% of total revenues, increased 21.5% for 2006 compared with 2005. This increase reflects the improvement in international drilling activity in 2006, as evidenced by the 8.7% increase in the rig count outside North America, particularly in the Middle East, Africa and the North Sea, coupled with price increases in certain markets and product lines.
Cost of Revenues
     Cost of revenues for 2007 increased 16.5% compared with 2006. Cost of revenues as a percentage of revenues was 65.6% and 65.1% for 2007 and 2006, respectively. The increase in cost of revenues as a percentage of consolidated revenues was primarily due to a change in the geographic and product mix from the sale of our products and services and increasing competitive conditions and pricing pressures, particularly in North America. In addition higher raw material costs and employee compensation costs contributed to the increase. Effective January 1, 2007, we increased the depreciable lives of certain assets of our Baker Atlas division resulting in a reduction to cost of services and rentals for 2007 of approximately $23 million.
     Cost of revenues for 2006 increased 17.0% compared with 2005. Cost of revenues as a percentage of revenues was 65.1% and 69.9% for 2006 and 2005, respectively. The decrease in cost of revenues as a percentage of consolidated revenues was primarily the result of overall average price increases between seven and nine percent and continued high utilization of our rental tool fleet and personnel. A change in the geographic and product mix from the sale of our products and services also contributed to the decrease in the cost of revenues as a percentage of revenues. This increase was partially offset by higher raw material costs and employee compensation costs. In addition to these factors, during the fourth quarter of 2006, we revised the accounting procedures related to certain inventory for our Baker Atlas division resulting in a one time reduction in cost of services and rentals in 2006 of $21.2 million.
Research and Engineering
     Research and engineering expenses increased 9.8% in 2007 compared with 2006 and 13.1% in 2006 compared with 2005. The increase in both years reflects our commitment in developing and commercializing new technologies as well as investing in our core product offerings. During 2007, we opened the first phase of the Center for Technology and Innovation in Houston, Texas. This facility focuses on research and development of completion and production systems in harsh environments. The second phase is scheduled for completion in 2008.

Marketing, General and Administrative
     Marketing, general and administrative expenses increased 6.3% in 2007 compared with 2006. The increase corresponds with increased activity and resulted primarily from higher employee related costs including compensation, training and benefits, higher marketing expenses as a result of increased activity and an increase in legal, tax and other compliance related expenses.
     Marketing, general and administrative expenses increased 39.6% in 2006 compared with 2005. The increase corresponds with increased activity and resulted primarily from higher marketing and employee compensation costs, including stock-based compensation which increased due to the adoption of Statement of Financial Accounting Standard No. 123(R) – Shared Based Payment, using the modified prospective application method. The increase also results from the financial charge of $46.1 million recorded in the fourth quarter of 2006 in connection with the settlement negotiations with the SEC and DOJ.
Equity in Income of Affiliates
     Equity in income of affiliates decreased $59.2 million in 2007 compared with 2006 and $39.7 million in 2006 compared with 2005. These decreases in equity in income of affiliates are due to the sale of our 30% interest in WesternGeco on April 28, 2006.
Gain on Sale of Interest in Affiliate
     On April 28, 2006, we sold our 30% interest in WesternGeco to Schlumberger for $2.4 billion in cash and recorded a pre-tax gain of $1,743.5 million ($1,035.2 million, after-tax).
Interest Expense and Interest and Dividend Income
     Interest expense decreased $2.8 million in 2007 compared with 2006 and $3.4 million in 2006 compared with 2005. These decreases were primarily due to slightly lower average total debt levels. Interest and dividend income in 2007 decreased $23.7 million over 2006, primarily due to lower average cash and short-term investment balances in 2007 as a result of our share repurchase programs. Interest and dividend income in 2006 increased $49.5 million over 2005, primarily due to the interest and dividends earned on the invested cash received from the sale of our interest in WesternGeco.
Income Taxes
     Our effective tax rate in 2007 is 32.9%, which is lower than the U.S. statutory income tax rate of 35% due to lower rates of tax on certain international operations offset by state income taxes. Our effective tax rate in 2006 was 35.8%, which was higher than the U.S. statutory income tax rate of 35% due to taxes related to the sale of our interest in the WesternGeco venture and state income taxes, offset by lower rates of tax on our international operations. During 2006, we provided $708.3 million for taxes related to the sale of our interest in WesternGeco, which included an estimate of taxes related to the future repatriation of the non-U.S. proceeds. In 2005 our effective tax rate was 31.6%, which reflected a $10.6 million reduction to tax expense attributable to the recognition of a deferred tax asset associated with our supplemental retirement plan.
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

OUTLOOK
Worldwide Oil and Natural Gas Industry Outlook
     This section should be read in conjunction with the factors described in the “Risk Factors Related to the Worldwide Oil and Natural Gas Industry” and the “Risk Factors Related to Our Business” in Item 1A. Risk Factors and in the “Forward-Looking Statements” section in Item 7, both contained herein. These factors could impact, either positively or negatively, our expectation for: oil and natural gas demand; oil and natural gas prices; exploration and development spending and drilling activity; and production spending.
     Our outlook for exploration and development spending is based upon our expectations for customer spending in the markets in which we operate, and is driven primarily by our perception of industry expectations for oil and natural gas prices and their likely impact on customer capital and operating budgets as well as other factors that could impact the economic return oil and gas companies expect for developing oil and gas reserves. Our energy price forecasts below are based on information provided by our customers as well as market research and analyst reports including the Short Term Energy Outlook (“STEO”) published by the Energy Information Administration of the U.S. Department of Energy (“DOE”), the Oil Market Report published by the International Energy Agency (“IEA”) and the Monthly Oil Market Report published by the Organization for Petroleum Exporting Countries (“OPEC”). Our outlook for production spending is based primarily on energy price forecasts and forecasts of expected oil and natural gas production levels.
     Our outlook for activity outside of North America is heavily influenced by our expectations for oil prices and our outlook for activity in North America is heavily influenced by our expectations for North American natural gas prices.
     Expectations for Oil Prices - Demand for oil is expected to increase in a range from 1.3 to 2.0 million barrels per day in 2008 compared to 2007. Non-OPEC supply is expected to increase 0.6 to 1.1 million barrels per day. The gap between increased demand and non-OPEC supply is expected to be met with increased OPEC supply and decreases in oil inventories. Inventories and spare productive capacity, which buffer oil markets from supply disruptions, are expected to remain relatively low reflecting the continuing tight balance between supply and demand. In its January 2008 STEO, the DOE forecasted oil prices to average $87/Bbl in 2008 and given the relatively low levels of inventory and spare productive capacity, prices are expected to remain volatile. The DOE expects increased production capacity in 2009 to result in prices falling to $82/Bbl. Delays in either OPEC or non-OPEC supply additions could impact this forecast.
     We believe that these forecasts are similar to the forecasts our customers are using to plan their current spending levels and, with prices averaging between $60/Bbl and $100/Bbl, our customers will continue to execute their capital budgets as planned. Our customers are more likely to reduce their capital budgets if the oil price were expected to trade below $60/Bbl for an extended period of time. The risks to oil prices falling significantly below $60/Bbl include: (1) a significant economic recession in either the U.S. and/or China; (2) increases in non-OPEC production; (3) any significant disruption to worldwide demand; (4) reduced geo-political tensions; (5) poor OPEC quota discipline; or (6) other factors that result in spare productive capacity and higher oil inventory levels or decreased demand. If prices were to rise significantly above $100/Bbl there is a risk that the high energy price environment could destroy demand and significantly slow economic growth. If economic growth were to slow, our customers would likely decrease their capital spending from current levels. The primary risk of oil prices exceeding $100/Bbl is a supply disruption in a major oil exporting country including Iran, Saudi Arabia, Iraq, Venezuela, Nigeria or Norway.
     Expectations for North American Natural Gas Prices - In its January 2008 STEO, the DOE forecasted that U.S. natural gas demand would increase 0.6% in 2008 compared to 2007 assuming normal weather. The demand for U.S. natural gas will be met by production from fields in the U.S., pipeline imports from Canada, and imports of LNG with natural gas storage buffering demand and supply. At current U.S. drilling activity levels, additions of new supply are expected to offset production declines and U.S. supply is expected to increase 1.6% in 2008 compared to 2007. Canadian imports are expected to decrease as a result of lower activity levels in Canada and increased demand within Canada. LNG imports are dependent on global demand for LNG with the U.S. playing the role of the market of last resort, accepting gas into storage if it is not needed in other international markets. Capacity to accept LNG imports is not expected to constrain LNG imports. In its January 2008 STEO, the DOE forecasted that U.S. natural gas prices are expected to average approximately $8/mmBtu in 2008.
     We believe that our customers’ forecasts are similar to the DOE’s. Prices are expected to remain volatile through 2008 with weather-driven demand, imports of Canadian gas, LNG imports and production from lower 48 gas fields playing significant roles in determining price volatility. Variations in the supply demand balance will be reflected in gas storage levels. Based on industry data regarding production decline rates, we believe that a significant reduction in drilling activity in the U.S. or Canada would result in decreased production within one or two quarters helping to rebalance supply and demand quickly.

     Industry Activity and Customer Spending - Based upon our discussions with major customers, review of published industry reports and our outlook for oil and natural gas prices described above, our outlook for drilling activity, as measured by the Baker Hughes rig count and anticipated customer spending trends are as follows:
•	Outside North America – Customer spending, primarily directed at developing oil supplies, is expected to increase approximately 15% to 20% in 2008 compared with 2007. Drilling activity outside of North America is expected to increase approximately 8% to 10% in 2008 compared with 2007. Our assumptions regarding overall growth in customer spending outside of North America assume stable economic growth in the U.S., China and the balance of the world outside of North America. Our expectations for spending could decrease if there are disruptions in key oil and natural gas production markets or significant weakening of the economies in the U.S., China or other significant consumers of oil and natural gas.

•	North America – Customer spending in North America, primarily towards developing natural gas supplies, is expected to increase moderately in 2008 compared to 2007. Drilling activity is expected to increase 2% to 3% in the U.S. on land; decrease 8% to 10% offshore U.S.; and decrease 8% to 10% in Canada with customer spending trends in each market reflecting these drilling activity trends. Production-oriented spending is expected to increase 4% to 6% reflecting increases in oil and gas production. Our expectations for spending and revenue growth in North America assume normal winter and summer weather, stable economic growth in the U.S. and a modest increase in LNG imports.
Company Outlook
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
     Outside North America – In 2008, we expect revenues outside North America to increase in a percentage range from the low to mid-teens compared with 2007, continuing the multi-year trend of growth in customer spending. Spending on large projects by NOCs are expected to reflect established seasonality trends, resulting in softer revenues in the first half of the year and stronger revenues in the second half and in particular, a sequential decline in the first quarter of 2008 compared to the fourth quarter of 2007 of approximately $100 million in revenue primarily from our Completion and Production segment. In addition, customer spending could be affected by weather-related reductions in the North Sea in the first and second quarters of 2008. In 2007, 2006 and 2005, revenues outside North America were 58.2%, 55.7% and 57.6% of total revenues, respectively.
     North America – Revenue growth in 2008 from North America is expected to be no more than moderate. Revenue increases from our U.S. land operations in our Drilling and Evaluation segment and moderate but steady growth from our Completion and Production segment throughout North America are expected to be partially offset by decreases in revenue from our Drilling and Evaluation segment in Canada and the U.S. offshore. In 2007, 2006 and 2005, North American revenues were 41.8%, 44.3%, and 42.4% of total revenues, respectively.
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
     Our 2008 capital budget supports the continuation of the infrastructure expansion we began in late 2006 and early 2007. In 2007, we opened new or expanded facilities in many regions and/or countries including Latin America, the Middle East, and Russia. In addition, we opened the first phase of our Center for Technology and Innovation in Houston, a research and engineering facility to design advanced completion systems for high pressure, high temperature hostile environments. In early 2008, we opened our new campus in Dubai which includes our Middle East and Asia Pacific region headquarters, a regional operations center, and a training center which expands our Eastern Hemisphere training capabilities. Capital expenditures are expected to be approximately $1.3 billion for 2008, including approximately $250 million to $300 million that we expect to spend on infrastructure, primarily outside of North America.
     The execution of our 2008 business plan and the ability to meet our 2008 financial objectives are dependent on a number of factors. Key factors include: the strength of the oilfield services market outside North America and our ability to realize price increases commensurate with the value we provide to our customers and in excess of the increase in raw material and labor costs; our ability to meet our growth objectives in areas where the lack of transparency in the market makes operating under the Deferred Prosecution Agreement more difficult; and the strength of the North American markets and our ability to protect pricing in markets in which demand for oilfield services and industry capacity are more closely balanced. Other factors include, but are not limited to, our ability to: recruit, train and retain the skilled and diverse workforce necessary to meet our business needs; expand our business in areas that are growing rapidly with customers whose spending is expected to increase substantially (such as NOCs), and in areas where we have market share opportunities (such as the Middle East, Russia and the Caspian region and India); manage increasing raw material and component costs (especially steel alloys, copper, tungsten carbide, lead, nickel, chemicals and electronic components); continue to make ongoing improvements in the productivity of our manufacturing organization and manage our spending in the North American market depending on the relative strength or weakness of this market.
Compliance
     We do business in over 90 countries including approximately one-half of the 30 countries having the lowest scores, which indicates high levels of corruption, in Transparency International’s Corruption Perception Index survey for 2007. We devote significant resources to the development, maintenance and enforcement of our Business Code of Conduct policy, our FCPA policy, our internal control processes and procedures and other compliance related policies. Notwithstanding the devotion of such resources, and in part as a consequence thereof, from time to time we discover or receive information alleging potential violations of laws and regulations, including the FCPA and our policies, processes and procedures. We conduct internal investigations of these potential violations and take appropriate action depending upon the outcome of the investigation.
     We anticipate that the devotion of significant resources to compliance related issues, including the necessity for investigations, will continue to be an aspect of doing business in a number of the countries in which oil and natural gas exploration, development and production take place and in which we are requested to conduct operations. Compliance related issues have limited our ability to do business and/or have raised the cost of operating in these countries. In order to provide products and services in some of these countries, we may in the future utilize ventures with third parties, sell products to distributors or otherwise modify our business approach in order to improve our ability to conduct our business in accordance with laws and regulations and our Business Code of Conduct.
     Our Best-in-Class Global Ethics and Compliance Program (“Compliance Program”) is based on (i) our Core Values of Integrity, Performance, Teamwork and Learning; (ii) the standards contained in our Business Code of Conduct; (iii) the laws of the countries where we operate; and (iv) our commitments to the DOJ and the SEC. Our Compliance Program is referred to within the Company as “C2” or “Completely Compliant.” The Completely Compliant theme is intended to establish the proper Tone-at-the-Top throughout the Company. Employees are consistently reminded that they play a crucial role in ensuring that the Company always conducts its business ethically, legally and safely.
     Our Chief Compliance Officer (“CCO”) oversees the development, administration and enforcement of our Business Code of Conduct, as well as legal compliance standards, policies, procedures and processes. The CCO reports directly to the General Counsel and the Chairman of the Audit/Ethics Committee of our Board of Directors. The CCO has ready access to all of the other senior officers of the Company. Our legal compliance group of over 30 employees includes our CCO, our Global Ethics & Compliance Director, four Regional Trade Directors, FCPA due diligence counsel, and specialized investigative counsel. The legal compliance group and our other company attorneys located throughout the world are available to answer questions regarding the Compliance Program and provide assistance to employees.
     Highlights of our Compliance Program include:
•	A comprehensive employee compliance training program covering substantially all employees. This includes requiring all employees to take web-based FCPA training and testing modules which are available in numerous languages; mandatory global, in-person, specialized training on FCPA compliance for virtually all operations managers (approximately 8,000 employees) and specially designed training for all finance personnel (approximately 2,000 employees). In addition, our programs allow us to verify the prompt training of new employees regarding our Core Values, Business Code of Conduct and Compliance Standards;

•	Comprehensive internal policies over such areas as payments to non-U.S. commercial agents, charitable donations relating to non-U.S. operations; gift-giving and travel and entertainment to non-U.S. government officials. In addition, we have country-specific guidance for customs standards, export and re-export controls, economic sanctions and antiboycott;

•	We have a compliance council that meets quarterly and is comprised of division compliance officers, key line managers from our divisions, and senior representatives of the Ethics & Compliance Group, Finance, Security, Human Resources, Health, Safety and Environmental, and Internal Audit. This compliance council is responsible for assisting the CCO with the strategic direction, ongoing development, coordination, and implementation of the Compliance Program;

•	We use technology to monitor and report on compliance matters, including a web-based antiboycott reporting tool and a planned future use of a global trade management software tool;

•	We have a whistleblower program designed to encourage reporting of any ethics or compliance matters without fear of retaliation including a worldwide Business Helpline operated by a third party and currently available toll-free in 150 languages;

•	We have established a Blue Ribbon Panel comprised of well-known outside experts advising us in the areas of securities and compliance laws;

•	We have significantly reduced the number of our non-U.S. commercial agents that we use to conduct our business. For the non-U.S. agents we continue to use, we employ extensive pre-retention FCPA due diligence requirements, as well as proactive post-retention oversight; this includes, among other things, the maintenance of comprehensive due diligence records, and the certification, periodic recertification, and training of all non-U.S. commercial agents, including written acknowledgement by these agents of all of our FCPA requirements and policies; and

•	We conduct periodic internal audits that include onsite legal/accounting audits of all non-U.S. third party commercial agents, specific FCPA audit steps in all audits conducted by the internal audit function and FCPA risk assessments by the Corporate Ethics & Compliance Group in specified countries such as those which are rated high on Transparency International’s Corruption Perception Index.
LIQUIDITY AND CAPITAL RESOURCES
     Our objective in financing our business is to maintain adequate financial resources and access to additional liquidity. During 2007, cash flows from operations were the principal sources of funding. We anticipate that cash flows from operations will be sufficient to fund our liquidity needs in 2008. We may incur short-term debt to fund expenses, capital expenditures and additional stock repurchases in the U.S. until cash can be cost effectively transferred to the U.S. from offshore. We may issue commercial paper or other short-term debt to fund cash needs in the U.S. in excess of the cash generated in the U.S. We also have a $500.0 million committed revolving credit facility that provides back-up liquidity in the event an unanticipated and significant demand on cash flows could not be funded by operations. To the extent we have outstanding commercial paper; however, our ability to borrow under the credit facility is reduced.
     Our capital planning process is focused on utilizing cash flows generated from operations in ways that enhance the value of our Company. In 2007, we used cash for a variety of activities including working capital needs, payment of dividends, repurchase of common stock and capital expenditures.
Cash Flows
     Cash flows provided (used) by continuing operations by type of activity were as follows for the years ended December 31 (in millions):

	2007	2006	2005

Operating activities	$1,474.7	$589.7	$949.6
Investing activities	(620.2)	1,376.2	(465.3)
Financing activities	(592.0)	(1,926.4)	(108.1)
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
Operating Activities
     Cash flows from operating activities of continuing operations provided $1,474.7 million for the year ended December 31, 2007 compared with $589.7 million for the year ended December 31, 2006. Cash flows from operating activities for 2007 and 2006 were reduced by $125.3 million and $555.1 million, respectively, for income tax payments related to the gain on the sale of our interest in WesternGeco. Excluding these income tax payments, cash flows from operating activities for 2007 and 2006 were $1,600.0 million and $1,144.8 million, respectively, an increase of $455.2 million. This increase is primarily due to an increase of $198.4 million in income from continuing operations adjusted for noncash items coupled with a decrease of $131.4 million in net operating assets and liabilities which used less cash. Cash flows from operating activities, excluding the WesternGeco transaction in 2006, have been steadily increasing over the last three years and we expect this trend to continue in 2008.
     The underlying drivers of the changes in operating assets and liabilities are as follows:
•	An increase in accounts receivable used $287.3 million in cash in 2007 compared with using $316.4 million in cash in 2006. This increase in accounts receivable was primarily due to the increase in revenues offset partially by an increase in collections as reflected in a decrease in days sales outstanding (defined as the average number of days our net trade receivables are outstanding based on quarterly revenues) of approximately one day.

•	A build up in inventory in anticipation of and related to increased activity used $141.8 million in cash in 2007 compared with using $364.9 million in cash in 2006.

•	A net decrease in accounts payable, accrued employee compensation and other accrued liabilities used $113.0 million in cash in 2007 compared with providing $173.2 million in cash in 2006. This was primarily due to higher employee bonus payments made in cash (for bonuses accrued in 2006 and paid in 2007) coupled with lower bonus accrual requirements for 2007 compared to 2006. The increase in cash used in 2007 was also impacted by the payment of $44.1 million related to the settlement of the investigations by the SEC and DOJ.
     Our contributions to our defined benefit pension plans in 2007 were approximately $21.0 million compared to 2006 contributions of approximately $34.0 million, a decrease of approximately $13.0 million. This reduction in contributions is primarily due to lower minimum funding requirements in our non-U.S. plans.
     Cash flows from operating activities of continuing operations provided $589.7 million for the year ended December 31, 2006 compared with $949.6 million for the year ended December 31, 2005. Cash flows from operating activities for 2006 were reduced by $555.1 million of income tax payments related to the gain on the sale of our interest in WesternGeco. Excluding these income tax payments, cash flows from operating activities for 2006 were $1,144.8 million, an increase of $195.2 million from the prior year. This increase is primarily due to an increase in income from continuing operations adjusted for noncash items partially offset by a change in net operating assets and liabilities that used cash flows.
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
Investing Activities
     Our principal recurring investing activity is the funding of capital expenditures to ensure that we have the appropriate levels and types of rental tools in place to generate revenues from operations. Expenditures for capital assets totaled $1,127.0 million, $922.2 million and $478.3 million for 2007, 2006 and 2005, respectively. While the majority of these expenditures were for rental tools, including wireline tools, and machinery and equipment, we have also increased our spending on new facilities, expansions of existing facilities and other infrastructure projects. The increase in capital assets in 2007 is a result of increased demand for our products and services.
     During 2007, we purchased $2,520.7 million of and received proceeds of $2,838.8 million from maturing auction rate securities. During 2006, we purchased $3,882.9 million of and received proceeds of $3,606.2 million from maturing auction rate securities.

During 2005, we purchased $77.0 million of auction rate securities. Auction rate securities are variable-rate debt securities. While the underlying security has a long-term maturity, the interest rate is reset through Dutch auctions that are typically held every 7, 28 or 35 days.
     Cash and cash equivalents at December 31, 2007 were $1,054.4 million and consisted primarily of commercial paper, money market funds invested in government securities and bank time deposits. Our short and long-term investment portfolios are invested in AAA rated non mortgage-backed auction rate securities. At December 31, 2007, we held $35.6 million of auction rate securities that were part of unsuccessful auctions. As a result of the unsuccessful auctions, the interest rate now resets every 28 days at one month LIBOR plus 50 basis points and the liquidity of these investments has been diminished. Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash including our credit facilities with commercial banks, we do not anticipate that the lack of liquidity on these investments will affect our ability to operate our business. These investments are classified as available-for-sale securities and are recorded at cost, which we believe approximates fair market value. At December 31, 2007, based on our ability and intent to hold such investments, all auction rate securities were classified as noncurrent investments. At December 31, 2006, all auction rate securities were classified as short-term investments. In September 2007, we discontinued additional investments in these types of securities.
     Proceeds from disposal of assets were $178.8 million, $135.4 million and $90.1 million for 2007, 2006 and 2005, respectively. These disposals relate to rental tools that were lost-in-hole, as well as machinery, rental tools and equipment no longer used in operations that were sold throughout the year. Included in the proceeds for 2006 was $10.4 million, related to the sale of certain real estate properties held for sale.
     During 2007, we received $9.9 million in proceeds from the sale of our equity investment in Toyo Petrolite Company Ltd. During 2006, we sold our 30% interest in WesternGeco for $2.4 billion in cash. WesternGeco also made a cash distribution of $59.6 million prior to closing. In 2005, we received distributions of $30.0 million from WesternGeco, which were recorded as a reduction in the carrying value of our investment. We also received $13.3 million from Schlumberger related to the WesternGeco true-up payment, of which $13.0 million was recorded as a reduction in the carrying value of our investment and $0.3 million as interest income.
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
Financing Activities
     We had net (repayments) borrowings of commercial paper and other short-term debt of $14.2 million, $(8.8) million and $(71.1) million in 2007, 2006 and 2005, respectively. Total debt outstanding at December 31, 2007 was $1,084.8 million, an increase of $9.7 million compared with December 31, 2006. The total debt to total capitalization (defined as total debt plus stockholders’ equity) ratio was 0.15 at December 31, 2007 and 0.17 at December 31, 2006.
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

     We received proceeds of $67.7 million, $92.5 million and $228.1 million in 2007, 2006 and 2005, respectively, from the issuance of common stock through the exercise of stock options and the employee stock purchase plan.
     Prior to our 2005 purchases, we had authorization remaining of $500.0 million to repurchase our common stock. During 2005, we repurchased 1.7 million shares of our common stock at an average price of $58.17 per share, for a total of $98.5 million. In April 2006, the Board of Directors authorized the repurchase of an additional $1.8 billion of common stock. During 2006, we repurchased 24.3 million shares of our common stock at an average price of $76.50 per share, for a total of $1,856.0 million. On July 26, 2007, our Board of Directors authorized a plan to repurchase up to $1.0 billion of our common stock, from time to time, in addition to the existing stock repurchase plan. During 2007, we repurchased 6.4 million shares of common stock at an average price of $81.25 per share for a total of $521.5 million. We had authorization remaining to repurchase approximately $824.0 million in common stock at the end of 2007.
     We paid dividends of $166.2 million, $172.6 million and $161.1 million in 2007, 2006 and 2005, respectively.
Available Credit Facilities
     At December 31, 2007, we had $1,018.5 million of credit facilities with commercial banks, of which $500.0 million is a committed revolving credit facility (the “facility”) that expires in July 2012. The facility provides for a one year extension, subject to the approval and acceptance by the lenders, among other conditions. In addition, the facility contains a provision to allow for an increase in the facility amount of an additional $500.0 million, subject to the approval and acceptance by the lenders, among other conditions. The facility contains certain covenants which, among other things, require the maintenance of a funded indebtedness to total capitalization ratio (a defined formula per the facility) of less than or equal to 0.60, restrict certain merger transactions or the sale of all or substantially all of the assets of the Company or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the facility may be accelerated. Such events of default include payment defaults to lenders under the facility, covenant defaults and other customary defaults. At December 31, 2007, we were in compliance with all of the facility covenants. There were no direct borrowings under the facility during the year ended December 31, 2007; however, to the extent we have outstanding commercial paper, our ability to borrow under the facility is reduced. At December 31, 2007, we had no outstanding commercial paper.
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
Cash Requirements
     In 2008, we believe operating cash flows will provide us with sufficient capital resources and liquidity to manage our working capital needs, meet contractual obligations, fund capital expenditures, pay dividends, repurchase common stock and support the development of our short-term and long-term operating strategies. We may incur short-term debt to fund expenses, capital expenditures and additional stock repurchases in the U.S. until cash can be cost effectively transferred to the U.S. from offshore. We may issue commercial paper or other short-term debt to fund cash needs in the U.S. in excess of the cash generated in the U.S.
     In 2008, we expect capital expenditures to be approximately $1.3 billion excluding acquisitions. The expenditures are expected to be used primarily for normal, recurring items necessary to support the growth of our business and operations. In 2008, we also expect to make interest payments of between $73.0 million and $75.0 million, based on debt levels as of December 31, 2007. We anticipate making income tax payments of between $810.0 million and $860.0 million in 2008.
     We may repurchase our common stock depending on market conditions, applicable legal requirements, our liquidity and other considerations. Stock repurchases in 2008 (through February 19, 2008) were 8.0 million shares of common stock at an average price of $68.95 per share for a total of $551.8 million. As of February 19, 2008, we have authorization remaining to repurchase up to a total of $272.2 million of our common stock. We anticipate paying dividends of between $160.0 million and $165.0 million in 2008; however, the Board of Directors can change the dividend policy at anytime.

     In the U.S., we merged two pension plans effective January 1, 2007, resulting in one tax-qualified U.S. pension plan, the Baker Hughes Incorporated Pension Plan (“BHIPP”). As a result of the merger of these plans, BHIPP is overfunded; therefore, we are not required nor do we intend to make pension contributions to BHIPP in 2008, and we currently estimate that we will not be required to make contributions to BHIPP for four to seven years thereafter. We do expect to contribute between $2.0 million and $3.0 million to our nonqualified U.S. pension plans and between $13.0 million and $15.0 million to the non-U.S. pension plans. We will also make benefit payments related to postretirement welfare plans of between $13.0 million and $15.0 million, and we estimate we will contribute between $142.0 million and $153.0 million to our defined contribution plans.
     Other than as previously discussed, we do not believe there are any other material trends, demands, commitments, events or uncertainties that would have, or are reasonably likely to have, a material impact on our financial condition and liquidity. Other than as previously discussed, we currently have no information that would create a reasonable likelihood that the reported levels of revenues and cash flows from operations in 2007 are not indicative of what we can expect in the near term.
Contractual Obligations
     In the table below, we set forth our contractual cash obligations as of December 31, 2007. Certain amounts included in this table are based on our estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors. The contractual cash obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective (in millions).

	Payments Due by Period
		Less Than	2 — 3	4 — 5	More than
	Total	1 year	Years	Years	5 Years

Total debt (1)	$1,090.4	$15.4	$525.0	$—	$550.0
Estimated interest payments (2)	851.3	72.6	96.8	80.6	601.3
Operating leases(3)	377.3	95.0	108.1	51.2	123.0
Purchase obligations (4)	293.1	252.0	27.1	14.0	—
Other long-term liabilities (5)	96.4	25.4	53.2	3.3	14.5
FIN 48 tax liabilities (6)	456.9	105.5	119.0	206.2	26.2

Total	$3,165.4	$565.9	$929.2	$355.3	$1,315.0

(1)	Amounts represent the expected cash payments for our total debt and do not include any unamortized discounts, deferred issuance costs or net deferred gains on terminated interest rate swap agreements.

(2)	Amounts represent the expected cash payments for interest on our long-term debt.

(3)	We enter into operating leases in the normal course of business. Some lease agreements provide us with the option to renew the lease. Our future operating lease payments would change if we exercised these renewal options and if we entered into additional operating lease agreements.

(4)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at anytime without penalty.

(5)	Amounts represent other long-term liabilities, including the current portion, reflected in the consolidated balance sheet where both the timing and amount of payment streams are known. Amounts include: payments for certain environmental remediation liabilities, payments for deferred compensation, payouts under acquisition agreements and payments for certain asset retirement obligations. Amounts do not include: payments for pension contributions and payments for various postretirement welfare benefit plans and postemployment benefit plans.

(6)	The estimated FIN 48 tax liabilities will be settled as a result of expiring statutes, audit activity, competent authority proceedings related to transfer pricing, or final decisions in matters that are the subject of litigation in various taxing jurisdictions in which we operate. The timing of any particular settlement will depend on the length of the tax audit and related appeals process, if any, or an expiration of statute. If a liability is settled due to a statute expiring or a favorable audit result, the settlement of the FIN 48 tax liability would not result in a cash payment.

Off-Balance Sheet Arrangements
     In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as letters of credit and other bank issued guarantees, which totaled approximately $466.8 million at December 31, 2007. We also had commitments outstanding for purchase obligations related to capital expenditures and inventory under purchase orders and contracts of approximately $293.1 million at December 31, 2007. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our consolidated financial statements.
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
     We have defined a critical accounting estimate as one that is both important to the portrayal of either our financial condition or results of operations and requires us to make difficult, subjective or complex judgments or estimates about matters that are uncertain. We have discussed the development and selection of our critical accounting estimates with the Audit/Ethics Committee of our Board of Directors and the Audit/Ethics Committee has reviewed the disclosure presented below. During the past three fiscal years, we have not made any material changes in the methodology used to establish the critical accounting estimates discussed below, except as required by the adoption of FIN 48. We believe that the following are the critical accounting estimates used in the preparation of our consolidated financial statements. In addition, there are other items within our consolidated financial statements that require estimation but are not deemed critical as defined above.
Allowance for Doubtful Accounts
     The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current credit worthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make frequent judgments and estimates regarding our customers’ ability to pay amounts due us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. Provisions for doubtful accounts are recorded when it becomes evident that the customer will not make the required payments at either contractual due dates or in the future. At December 31, 2007 and 2006, allowance for doubtful accounts totaled $59.0 million, or 2.4%, and $50.5 million, or 2.4%, of total gross accounts receivable, respectively. We believe that our allowance for doubtful accounts is adequate to cover potential bad debt losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required. A five percent change in the allowance for doubtful accounts would have had an impact on income from continuing operations before income taxes of approximately $3.0 million in 2007.
Inventory Reserves
     Inventory is a significant component of current assets and is stated at the lower of cost or market. This requires us to record provisions and maintain reserves for excess, slow moving and obsolete inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand, market conditions, production requirements and technological developments. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. At December 31, 2007 and 2006, inventory reserves totaled $221.2 million, or 11.3%, and $211.7 million, or 12.2%, of gross inventory, respectively. We believe that our reserves are adequate to properly value potential excess, slow moving and obsolete inventory under current conditions. Significant or unanticipated changes to our estimates and forecasts could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required. A five percent change in this inventory reserve balance would have had an impact on income from continuing operations before income taxes of approximately $11.1 million in 2007.

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
     Our tax filings for various periods are subjected to audit by the tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the authorities or through the courts. We believe these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. Resolution of these situations inevitably includes some degree of uncertainty; accordingly, we provide taxes only for the amounts we believe will ultimately result from these proceedings consistent with the requirements of FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). The resulting change to our tax liability, if any, is dependent on numerous factors that are difficult to estimate. These include, among others, the amount and nature of additional taxes potentially asserted by local tax authorities; the willingness of local tax authorities to negotiate a fair settlement through an administrative process; the impartiality of the local courts; the sheer number of countries in which we do business; and the potential for changes in the tax paid to one country to either produce, or fail to produce, an offsetting tax change in other countries. Our experience has been that the estimates and assumptions we have used to provide for future tax assessments have proven to be appropriate. However, past experience is only a guide, and the potential exists, however limited, that the tax resulting from the resolution of current and potential future tax controversies may differ materially from the amount accrued.
     In addition to the aforementioned assessments that have been received from various tax authorities, we provide for taxes for uncertain tax positions where assessments have not been received in accordance with FIN 48. We believe such tax reserves are adequate in relation to the potential for additional assessments. Once established, we adjust these amounts only when more information is available or when an event occurs necessitating a change to the reserves. Future events such as changes in the facts or law, judicial decisions regarding the application of existing law or a favorable audit outcome will result in changes to the amounts provided. We believe that the resolution of tax matters will not have a material effect on the consolidated financial condition of the

Company, although a resolution could have a material impact on our consolidated statement of operations for a particular period and on our effective tax rate for any period in which such resolution occurs.
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
     The discount rate enables us to state expected future cash flows at a present value on the measurement date. The development of the discount rate for our U.S. plans was based on a bond matching model whereby a hypothetical bond portfolio of high-quality, fixed-income securities is selected that will match the cash flows underlying the projected benefit obligation. The discount rate assumption for our non-U.S. plans reflects the market rate for high-quality, fixed-income securities. A lower discount rate increases the present value of benefit obligations and increases plan expenses. We used a discount rate of 6.0% in 2007, 5.5% in 2006 and 6.0% in 2005 to determine plan expenses. A 50 basis point reduction in the discount rate would have decreased income from continuing operations before income taxes by approximately $3.3 million in 2007.
     To determine the expected rate of return on plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. A lower rate of return increases plan expenses. We assumed rates of return on our plan investments were 8.5% in 2007, 2006 and 2005. A 50 basis point reduction in the expected rate of return on assets of our principal plans would have decreased income from continuing operations before income taxes by approximately $3.4 million in 2007.
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
     We have reclassified the consolidated financial statements for all prior periods presented to reflect this operation as discontinued. See Note 2 of the Notes to Consolidated Financial Statements in Item 8 herein for additional information regarding discontinued operations.
NEW ACCOUNTING STANDARDS
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and No. 140 (“SFAS 155”). SFAS 155 amends SFAS 133, which required that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately under certain conditions. SFAS 155 is effective for all financial instruments acquired or issued (or subject to a remeasurement event) following the start of an entity’s first fiscal year beginning after September 15, 2006. We adopted SFAS 155 on January 1, 2007, and there was no impact on our consolidated financial statements.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes the minimum threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on January 1, 2007 as required, and recorded a reduction to beginning retained earnings of $64.2 million. See Note 6 for further information.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In November 2007, the FASB placed a one year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities; however, SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. We adopted SFAS 157 on January 1, 2008 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, with no impact on our consolidated financial statements. We will begin the new disclosure requirements in the first quarter of 2008.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Additionally, it requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006; however, the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. We adopted all requirements of SFAS 158 on December 31, 2006, except for the funded status measurement date requirement, which will be adopted on December 31, 2008, as allowed under SFAS 158. We currently do not expect there to be a material impact on our consolidated financial statements as a result of the adoption of the funded status measurement date requirement.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008. We will continue to evaluate the application of SFAS 159, and we currently do not expect there to be a material, if any, impact on our consolidated financial statements as a result of this adoption.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary in an effort to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS 160 on January 1, 2009, and have not yet determined the impact, if any, on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R replaces FASB Statement No. 141, Business Combinations. The statement retains the purchase method of accounting used in business combinations but replaces SFAS 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction costs and restructuring costs be expensed. In addition, the statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination. SFAS 141 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt SFAS 141R on January 1, 2009 for acquisitions on or after this date.
RELATED PARTY TRANSACTIONS
     In November 2000, we entered into an agreement with WesternGeco, whereby WesternGeco subleases a facility from us for a period of ten years at then current market rates. In 2006, we entered into an extension of the sublease for five additional years with rent to be determined based on market rates in 2010. During 2006 and 2005, we received payments of $5.6 million and $6.5 million, respectively, from WesternGeco related to this lease. On April 28, 2006, we sold our 30% interest in WesternGeco for $2.4 billion in cash and recorded a pre-tax gain of $1,743.5 million ($1,035.2 million, after-tax). Beginning in 2007, WesternGeco is no longer considered a related party.
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
FORWARD-LOOKING STATEMENTS
     MD&A and certain statements in the Notes to Consolidated Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act (each a “forward-looking statement”). The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “estimate,” “probable,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “would,” “may,” “likely” and similar expressions, and the negative thereof, are intended to identify forward-looking statements. Our forward-looking statements are based on assumptions that we believe to be reasonable but that may not prove to be accurate. The statements do not include the potential impact of future transactions, such as an acquisition, disposition, merger, joint venture or other transaction that could occur. We undertake no obligation to publicly update or revise any forward-looking statement. Our expectations regarding our business outlook, including changes in revenue, pricing, capital spending, profitability, strategies for our operations, impact of any common stock repurchases, oil and natural gas market conditions, market share and contract terms, costs and availability of resources, economic and regulatory conditions, and environmental matters are only our forecasts regarding these matters.
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
INTEREST RATE RISK AND INDEBTEDNESS
     We are subject to interest rate risk on our long-term fixed interest rate debt. Commercial paper borrowings, other short-term borrowings and variable rate long-term debt do not give rise to significant interest rate risk because these borrowings either have maturities of less than three months or have variable interest rates similar to the interest rates we receive on our short-term investments. All other things being equal, the fair market value of debt with a fixed interest rate will increase as interest rates fall and will decrease as interest rates rise. This exposure to interest rate risk is managed by borrowing money that has a variable interest rate or using interest rate swaps to change fixed interest rate borrowings to variable interest rate borrowings.
     At December 31, 2007 and at December 31, 2006, there were no interest rate swap agreements in effect.
     We had fixed rate debt aggregating $1,075.0 million at December 31, 2007 and 2006. The following table sets forth the required cash payments for our indebtedness, which bear a fixed rate of interest and are denominated in U.S. Dollars, and the related weighted average effective interest rates by expected maturity dates as of December 31, 2007 and 2006 (dollar amounts in millions).

	2007	2008	2009		2010	2011	2012	Thereafter	Total

As of December 31, 2007:
Long-term debt (1) (2)	$—	$—	$525.0		$—	$—	$—	$550.0	$1,075.0
Weighted average effective interest rates			5.24	%(3)				7.54%	6.40	%(3)

As of December 31, 2006:
Long-term debt (1) (2)	$—	$—	$525.0		$—	$—	$—	$550.0	$1,075.0
Weighted average effective interest rates			5.22	%(3)				7.55%	6.39	%(3)

(1)	Amounts do not include any unamortized discounts, deferred issuance costs or net deferred gains on terminated interest rate swap agreements.

(2)	Fair market value of fixed rate long-term debt was $1,154.3 million at December 31, 2007 and $1,169.7 million at December 31, 2006.

(3)	Includes the effect of the amortization of net deferred gains on terminated interest rate swap agreements.
FOREIGN CURRENCY AND FOREIGN CURRENCY FORWARD CONTRACTS
     We conduct operations around the world in a number of different currencies. A number of our significant foreign subsidiaries have designated the local currency as their functional currency. As such, future earnings are subject to change due to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than our functional currencies. To minimize the need for foreign currency forward contracts to hedge this exposure, our objective is to manage foreign currency exposure by maintaining a minimal consolidated net asset or net liability position in a currency other than the functional currency. To the extent that market conditions and/or local regulations prevent us from maintaining a minimal consolidated net asset or net liability position, we may enter into foreign currency forward contracts or option contracts.
     At December 31, 2007, we had entered into several foreign currency forward contracts with notional amounts aggregating $115.0 million to hedge exposure to currency fluctuations in various foreign currency denominated accounts payable and accounts receivable, including the British Pound Sterling, Norwegian Krone, Euro and the Brazilian Real. These contracts are designated and qualify as fair value hedging instruments. Based on quoted market prices as of December 31, 2007 for contracts with similar terms and maturity dates, we recorded a gain of $1.1 million to adjust these foreign currency forward contracts to their fair market value. This gain offsets designated foreign currency exchange losses resulting from the underlying exposures and is included in marketing, general and administrative expense in the consolidated statement of operations.
     At December 31, 2007, we had entered into option contracts with notional amounts aggregating $20.0 million as a hedge of fluctuations in the Russian Ruble exchange rate. The contracts were not designated as hedging instruments. Based on quoted market prices as of December 31, 2007 for contracts with similar terms and maturity dates, we recorded a loss of $0.3 million to adjust the carrying value of these contracts to their fair market value. This loss is included in marketing, general and administrative expense in our consolidated statement of operations.
     At December 31, 2006, we had entered into several foreign currency forward contracts with notional amounts aggregating $105.0 million to hedge exposure to currency fluctuations in various foreign currency payables and receivables, including British Pound Sterling, Norwegian Krone, Euro, Indonesian Rupiah and Brazilian Real. These contracts were designated and qualified as fair value hedging instruments. Based on quoted market prices as of December 31, 2006 for contracts with similar terms and maturity dates, we recorded a loss of $0.2 million to adjust these foreign currency forward contracts to their fair market value. This loss offsets designated foreign currency exchange gains resulting from the underlying exposures and is included in marketing, general and administrative expense in the consolidated statement of operations.

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
     Based on our evaluation under the framework in Internal Control – Integrated Framework, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2007. The conclusion of our principal executive officer and principal financial officer is based on the recognition that there are inherent limitations in all systems of internal control. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

/s/ CHAD C. DEATON	/s/ PETER A. RAGAUSS	/s/ ALAN J. KEIFER
Chad C. Deaton	Peter A. Ragauss	Alan J. Keifer
Chairman, President and	Senior Vice President and	Vice President and
Chief Executive Officer	Chief Financial Officer	Controller

Houston, Texas
February 19, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Baker Hughes Incorporated
Houston, Texas
     We have audited the internal control over financial reporting of Baker Hughes Incorporated and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 19, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 19, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Baker Hughes Incorporated
Houston, Texas
     We have audited the accompanying consolidated balance sheets of Baker Hughes Incorporated and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included financial statement schedule II, valuation and qualifying accounts, listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Baker Hughes Incorporated and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
     As described in Note 1 and Note 6 to the consolidated financial statements: effective as of January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) AUG AIR-1, which prohibits the accrue-in-advance method of accounting for planned major maintenance activities; effective as of January 1, 2007, the Company adopted FASB Interpretation 48, which established new accounting and reporting standards for uncertainty in income taxes recognized in financial statements. Furthermore, as described in Note 4 and Note 14 to the consolidated financial statements: effective as of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, which established new accounting and reporting standards for stock-based compensation; effective as of December 31, 2006, the Company adopted SFAS No. 158, which established new accounting and reporting standards for defined benefit pension and other postretirement plans.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 19, 2008

Baker Hughes Incorporated
Consolidated Statements of Operations
(In millions, except per share amounts)

	Year Ended December 31,
	2007	2006	2005

Revenues:
Sales	$5,170.7	$4,566.1	$3,738.2
Services and rentals	5,257.5	4,461.3	3,447.3

Total revenues	10,428.2	9,027.4	7,185.5

Costs and expenses:
Cost of sales	3,517.3	3,033.0	2,580.0
Cost of services and rentals	3,328.3	2,843.4	2,443.7
Research and engineering	372.0	338.9	299.6
Marketing, general and administrative	932.8	877.8	628.8

Total costs and expenses	8,150.4	7,093.1	5,952.1

Operating income	2,277.8	1,934.3	1,233.4
Equity in income of affiliates	1.2	60.4	100.1
Gain on sale of interest in affiliate	—	1,743.5	—
Interest expense	(66.1)	(68.9)	(72.3)
Interest and dividend income	43.8	67.5	18.0

Income from continuing operations before income taxes	2,256.7	3,736.8	1,279.2
Income taxes	(742.8)	(1,338.2)	(404.8)

Income from continuing operations	1,513.9	2,398.6	874.4
Income from discontinued operations, net of tax	—	20.4	4.9

Income before cumulative effect of accounting change	1,513.9	2,419.0	879.3
Cumulative effect of accounting change, net of tax	—	—	(0.9)

Net income	$1,513.9	$2,419.0	$878.4

Basic earnings per share:
Income from continuing operations	$4.76	$7.26	$2.58
Income from discontinued operations	—	0.06	0.01
Cumulative effect of accounting change	—	—	—

Net income	$4.76	$7.32	$2.59

Diluted earnings per share:
Income from continuing operations	$4.73	$7.21	$2.56
Income from discontinued operations	—	0.06	0.01
Cumulative effect of accounting change	—	—	—

Net income	$4.73	$7.27	$2.57

See Notes to Consolidated Financial Statements

Baker Hughes Incorporated
Consolidated Balance Sheets
(In millions, except per value)

	December 31,
	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$1,054.4	$750.0
Short-term investments	—	353.7
Accounts receivable – less allowance for doubtful accounts:
December 31, 2007, $59.0; December 31, 2006, $50.5	2,382.9	2,055.1
Inventories	1,714.4	1,528.8
Deferred income taxes	181.5	167.8
Other current assets	122.4	112.4

Total current assets	5,455.6	4,967.8

Property, plant and equipment – less accumulated depreciation:
December 31, 2007, $2,976.4; December 31, 2006, $2,713.4	2,344.6	1,800.5
Goodwill	1,354.2	1,347.0
Intangible assets – less accumulated amortization:
December 31, 2007, $124.1; December 31, 2006, $102.3	176.6	190.4
Other assets	525.6	400.0

Total assets	$9,856.6	$8,705.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$704.2	$648.8
Short-term borrowings and current portion of long-term debt	15.4	1.3
Accrued employee compensation	456.8	484.2
Income taxes payable	190.9	150.0
Other accrued liabilities	250.6	337.6

Total current liabilities	1,617.9	1,621.9

Long-term debt	1,069.4	1,073.8
Deferred income taxes and other tax liabilities	415.6	300.2
Liabilities for pensions and other postretirement benefits	332.1	339.3
Other liabilities	116.0	127.6
Commitments and contingencies

Stockholders’ Equity:
Common stock, one dollar par value (shares authorized – 750.0; issued and outstanding – 315.4 at December 31, 2007 and 319.9 at December 31, 2006)	315.4	319.9
Capital in excess of par value	1,216.1	1,600.6
Retained earnings	4,818.3	3,509.6
Accumulated other comprehensive loss	(44.2)	(187.2)

Total stockholders’ equity	6,305.6	5,242.9

Total liabilities and stockholders’ equity	$9,856.6	$8,705.7

See Notes to Consolidated Financial Statements

Baker Hughes Incorporated
Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)

		Capital		Accumulated
		in Excess		Other
	Common	of	Retained	Comprehensive	Unearned
	Stock	Par Value	Earnings	Loss	Compensation	Total

Balance, December 31, 2004	$336.6	$3,127.8	$545.9	$(109.8)	$(5.1)	$3,895.4
Comprehensive income:
Net income			878.4
Foreign currency translation adjustments, net of tax of $0.1				(65.0)
Change in minimum pension liability, net of tax of $5.5				(12.2)
Other				(1.0)
Total comprehensive income						800.2
Issuance of restricted stock net of cancellations, net of tax of $6.6	0.4	19.2			(12.3)	7.3
Amortization of unearned compensation, net of tax of $(2.1)					5.0	5.0
Stock issued pursuant to employee stock plans, net of tax of $19.8	6.2	243.3				249.5
Repurchase and retirement of common stock	(1.7)	(96.8)				(98.5)
Cash dividends ($0.475 per share)			(161.1)			(161.1)

Balance, December 31, 2005	$341.5	$3,293.5	$1,263.2	$(188.0)	$(12.4)	$4,697.8
Comprehensive income:
Net income			2,419.0
Foreign currency translation adjustments:
Reclassifications included in net income due to sale of business				(2.3)
Translation adjustments, net of tax of $4.3				59.4
Change in minimum pension liability, net of tax of $7.0				(17.8)
Other				1.1
Total comprehensive income						2,459.4
Adoption of SFAS 158, net of tax of $21.6				(39.6)		(39.6)
Adoption of SFAS 123(R)		(12.4)			12.4
Issuance of restricted stock, net of cancellations	0.2	15.1				15.3
Issuance of common stock pursuant to employee stock plans	2.4	97.8				100.2
Tax benefit on stock plans		17.6				17.6
Stock-based compensation		20.7				20.7
Repurchase and retirement of common stock	(24.2)	(1,831.7)				(1,855.9)
Cash dividends ($0.52 per share)			(172.6)			(172.6)

Balance, December 31, 2006	$319.9	$1,600.6	$3,509.6	$(187.2)	$—	$5,242.9
Adoption of AUG AIR-1, net of tax of $(9.0)			25.2			25.2
Adoption of FIN 48			(64.2)			(64.2)

Adjusted beginning balance January 1, 2007	$319.9	$1,600.6	$3,470.6	$(187.2)	$—	$5,203.9
Comprehensive income:
Net income			1,513.9
Foreign currency translation adjustments, net of tax of $(7.3)				72.2
Defined benefit pension plans, net of tax of $(37.4)				70.8
Total comprehensive income						1,656.9
Issuance of restricted stock, net of cancellations	0.2	14.4				14.6
Issuance of common stock, pursuant to employee stock plans	1.7	65.8				67.5
Tax benefit on stock plans		18.5				18.5
Stock-based compensation		31.9				31.9
Repurchase and retirement of common stock	(6.4)	(515.1)				(521.5)
Cash dividends ($0.52 per share)			(166.2)			(166.2)

Balance, December 31, 2007	$315.4	$1,216.1	$4,818.3	$(44.2)	$—	$6,305.6

See Notes to Consolidated Financial Statements

Baker Hughes Incorporated
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Income from continuing operations	$1,513.9	$2,398.6	$874.4
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	521.2	433.7	382.4
Amortization of net deferred gains on derivatives	(5.1)	(5.1)	(5.7)
Stock-based compensation costs	50.9	46.0	9.2
Acquired in-process research and development	—	2.6	5.1
(Benefit)/provision for deferred income taxes	(3.7)	77.7	7.4
Gain on sale of interest in affiliate	—	(1,743.5)	—
Provision for income taxes on gain on sale of interest in affiliate	—	708.3	—
Gain on disposal of assets	(78.8)	(59.2)	(34.8)
Equity in income of affiliates	(1.2)	(60.4)	(100.1)
Changes in operating assets and liabilities:
Accounts receivable	(287.3)	(316.4)	(329.4)
Inventories	(141.8)	(364.9)	(108.7)
Accounts payable	25.9	69.1	122.3
Accrued employee compensation and other accrued liabilities	(138.9)	104.1	92.4
Income taxes payable	129.1	(98.0)	54.9
Income taxes paid on sale of interest in affiliate	(125.3)	(555.1)	—
Liabilities for pensions and other postretirement benefits and other liabilities	(4.3)	57.4	41.7
Other	20.1	(105.2)	(61.5)

Net cash flows from continuing operations	1,474.7	589.7	949.6
Net cash flows from discontinued operations	—	0.4	5.8

Net cash flows from operating activities	1,474.7	590.1	955.4

Cash flows from investing activities:
Expenditures for capital assets	(1,127.0)	(922.2)	(478.3)
Purchase of short-term investments	(2,520.7)	(3,882.9)	(77.0)
Proceeds from maturities of short-term investments	2,838.8	3,606.2	—
Proceeds from disposal of assets	178.8	135.4	90.1
Proceeds from sale of interests in affiliates	9.9	2,400.0	—
Acquisition of businesses, net of cash acquired	—	(66.2)	(46.8)
Distributions from affiliates	—	59.6	30.0
Receipt of true-up payment related to affiliate	—	—	13.0
Proceeds from sale of business	—	46.3	3.7

Net cash flows from continuing operations	(620.2)	1,376.2	(465.3)
Net cash flows from discontinued operations	—	—	(0.1)

Net cash flows from investing activities	(620.2)	1,376.2	(465.4)

Cash flows from financing activities:
Net (repayments) borrowings of commercial paper and other short-term debt	14.2	(8.8)	(71.1)
Payment to terminate interest rate swap agreement	—	—	(5.5)
Proceeds from issuance of common stock	67.7	92.5	228.1
Repurchase of common stock	(521.5)	(1,856.0)	(98.5)
Dividends	(166.2)	(172.6)	(161.1)
Excess tax benefits from stock-based compensation	13.8	18.5	—

Net cash flows from financing activities	(592.0)	(1,926.4)	(108.1)

Effect of foreign exchange rate changes on cash	41.9	13.1	(3.9)

Increase in cash and cash equivalents	304.4	53.0	378.0
Cash and cash equivalents, beginning of year	750.0	697.0	319.0

Cash and cash equivalents, end of year	$1,054.4	$750.0	$697.0

Income taxes paid	$716.7	$1,197.5	$299.7
Interest paid	$75.9	$74.4	$80.8
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
Investments
     Prior to September 2007, we invested in auction rate securities, which are variable-rate debt securities. While the underlying security has a long-term maturity, the interest rate is reset through Dutch auctions that are typically held every 7, 28 or 35 days. The securities trade at par and are callable at par on any interest payment date at the option of the issuer. Interest is paid at the end of each auction period. We limited our investments in auction rate securities to non mortgage-backed securities that carry a AAA (or equivalent) rating from a recognized rating agency. The investments are classified as available-for-sale and are recorded at cost, which we believe approximates fair market value. At December 31, 2007, we held $35.6 million of auction rate securities that were part of unsuccessful auctions. As a result of the unsuccessful auctions, the interest rate now resets every 28 days at one month LIBOR plus 50 basis points and the liquidity of these investments has been diminished. At December 31, 2007, based on our ability and intent

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
to hold such investments, we have classified all investments in auction rate securities totaling $35.6 million as noncurrent investments, which are included in other assets in our consolidated balance sheet. At December 31, 2006, these investments were classified as short-term investments.
Inventories
     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method or the average cost method, which approximates FIFO, and includes the cost of materials, labor and manufacturing overhead.
Property, Plant and Equipment and Accumulated Depreciation
     Property, plant and equipment (“PP&E”) is stated at cost less accumulated depreciation, which is generally provided by using the straight-line method over the estimated useful lives of the individual assets. Significant improvements and betterments are capitalized if they extend the useful life of the asset. We manufacture a substantial portion of our rental tools and equipment and the cost of these items, which includes direct and indirect manufacturing costs, are capitalized and carried in inventory until the tool is completed. Once the tool has been completed, the cost of the tool is reflected in capital expenditures and the tool is classified as rental tools and equipment in PP&E. The capitalized costs of computer software developed or purchased for internal use are classified in machinery and equipment in PP&E.
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
     We operate in more than 90 countries under many legal forms. As a result, we are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among these governments. Our operations in these different

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
jurisdictions are taxed on various bases: actual income before taxes, deemed profits (which are generally determined using a percentage of revenues rather than profits) and withholding taxes based on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each tax jurisdiction could have an impact upon the amount of income taxes that we provide during any given year.
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
Environmental Matters
     Estimated remediation costs are accrued using currently available facts, existing environmental permits, technology and presently enacted laws and regulations. For sites where we are primarily responsible for the remediation, our cost estimates are developed based on internal evaluations and are not discounted. Such accruals are recorded when it is probable that we will be obligated to pay for environmental site evaluation, remediation or related activities, and such costs can be reasonably estimated. If the obligation can only be estimated within a range, we accrue the minimum amount in the range. Such accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. As additional or more accurate information becomes available, accruals are adjusted to reflect current cost estimates. Ongoing environmental compliance costs, such as obtaining environmental permits, installation of pollution control equipment and waste disposal, are expensed as incurred. Where we have been identified as a potentially responsible party in a United States federal or state “Superfund” site, we accrue our share of the estimated remediation costs of the site. This share is based on the ratio of the estimated volume of waste we contributed to the site to the total volume of waste disposed at the site.
Foreign Currency
     A number of our significant foreign subsidiaries have designated the local currency as their functional currency and, as such, gains and losses resulting from balance sheet translation of foreign operations are included as a separate component of accumulated other comprehensive loss within stockholders’ equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of receivables or payables in the non-functional currency, are included in marketing, general and administrative (“MG&A”) expense in the consolidated statements of operations as incurred. For those foreign subsidiaries that have designated the U.S. Dollar as the functional currency, gains and losses resulting from balance sheet translation of foreign operations are also included in MG&A expense in the consolidated statements of operations as incurred. We recorded net foreign currency transaction and translation gains in MG&A in the consolidated statement of operations of $10.7 million, $1.7 million and $6.8 million in 2007, 2006 and 2005, respectively.
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

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     At the inception of any new derivative, we designate the derivative as a hedge as that term is defined in SFAS 133 (as amended and interpreted) Accounting for Derivative Instruments and Hedging Activities or we determine the derivative to be undesignated as a hedging instrument as the facts dictate. We document all relationships between the hedging instruments and the hedged items, as well as our risk management objectives and strategy for undertaking various hedge transactions. We assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item at both the inception of the hedge and on an ongoing basis.
Reclassifications
     During the fourth quarter of 2007, we began classifying certain expenses as cost of sales and cost of services and rentals that were previously classified as selling, general and administrative expenses. The change was the result of an internal review to improve management reporting. The reclassified expenses relate to selling and field service costs which are closely related to operating activities. In addition, we have renamed selling, general and administrative expenses on the statement of operations to marketing, general and administrative expenses to more accurately describe the costs included therein. The impact of these reclassifications is to increase cost of sales by $366.1 million, $318.6 million and $276.2 million for the years ended December 31, 2007, 2006 and 2005, respectively; increase cost of services and rentals by $123.9 million, $114.3 million and $104.7 million for the years ended December 31, 2007, 2006 and 2005, respectively; and decrease marketing, general and administrative expense by $490.0 million, $432.9 million and $380.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. These reclassifications had no impact on total costs and expenses as these changes offset one another. All prior periods have been reclassified to conform to this new presentation.
New Accounting Standards
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and No. 140 (“SFAS 155”). SFAS 155 amends SFAS 133, which required that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately under certain conditions. SFAS 155 is effective for all financial instruments acquired or issued (or subject to a remeasurement event) following the start of an entity’s first fiscal year beginning after September 15, 2006. We adopted SFAS 155 on January 1, 2007, and there was no impact on our consolidated financial statements.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes the minimum threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on January 1, 2007 as required, and recorded a reduction to beginning retained earnings of $64.2 million. See Note 6 for further information.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In November 2007, the FASB placed a one year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities; however, SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. We adopted SFAS 157 on January 1, 2008 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, with no impact on our consolidated financial statements. We will begin the new disclosure requirements in the first quarter of 2008.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Additionally, it requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006; however, the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. We adopted all requirements of SFAS 158 on December 31, 2006, except for the funded status measurement date requirement, which will be adopted on December 31, 2008, as allowed under SFAS 158. We currently do not expect there to be a material impact on our consolidated financial statements as a result of the adoption of the funded status measurement date requirement.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008. We will continue to evaluate the application of SFAS 159, and we currently do not expect there to be a material, if any, impact on our consolidated financial statements as a result of this adoption.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary in an effort to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS 160 on January 1, 2009, and have not yet determined the impact, if any, on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R replaces FASB Statement No. 141, Business Combinations. The statement retains the purchase method of accounting used in business combinations but replaces SFAS 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction costs and restructuring costs be expensed. In addition, the statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination. SFAS 141 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt SFAS 141R on January 1, 2009 for acquisitions on or after this date.
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
     We have reclassified the consolidated financial statements for all prior periods presented to reflect these operations as discontinued. Summarized financial information from discontinued operations is as follows for the years ended December 31:

	2007	2006	2005

Revenues	$—	$6.7	$32.5

Income before income taxes	$—	$1.8	$7.7
Income taxes	—	(0.6)	(2.8)

Income before gain on disposal	—	1.2	4.9
Gain on disposal, net of tax	—	19.2	—

Income from discontinued operations	$—	$20.4	$4.9

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
NOTE 3. ACQUISITIONS
     In January 2006, we acquired Nova Technology Corporation (“Nova”) for $55.4 million, net of cash acquired of $3.0 million, plus assumed debt. Nova is a supplier of permanent monitoring, chemical injection systems, and multi-line services for deepwater and subsea oil and gas well applications. As a result of the acquisition, we recorded $29.7 million of goodwill, $24.3 million of intangible assets and assigned $2.6 million to in-process research and development. Under the terms of the purchase agreement, the former owners of Nova are entitled to additional purchase price consideration of up to $3.0 million based on certain post-closing events to the extent that those events occur no later than January 31, 2016, of which $1.0 million was paid during 2007.
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
     We owned a 50% interest in the QuantX Wellbore Instrumentation venture (“QuantX”) and in October 2005, we purchased the remaining 50% interest in QuantX for $27.2 million. We recorded $28.4 million of goodwill, $19.6 million of intangibles and assigned $5.1 million to in-process research and development.
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
     Prior to January 1, 2006, we accounted for stock-based compensation to employees under the intrinsic value method in accordance with APB 25, as permitted under SFAS 123. Under this method, compensation cost was recognized for the difference between the quoted market price of our common stock on the date of grant and the amount, if any, the employee was required to pay for the common stock (the exercise price). Accordingly, we did not recognize compensation cost for our stock option awards or our employee stock purchase plan because we issue options at exercise prices equal to the market value of our stock on the date of grant and because our employee stock purchase plan was noncompensatory. We did record compensation cost for our restricted stock awards and restricted stock units.
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

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     The following table summarizes stock-based compensation costs recognized under SFAS 123(R) for the years ended December 31, 2007 and 2006 and under APB 25 for the year ended December 31, 2005. There were no stock-based compensation costs capitalized as the amounts were not material.

	2007	2006	2005

Stock-based compensation costs	$50.9	$46.0	$9.2
Tax benefit	(11.4)	(10.1)	(3.1)

Stock-based compensation costs, net of tax	$39.5	$35.9	$6.1

     For our stock options and restricted stock awards and units, we currently have 30.0 million shares authorized for issuance and as of December 31, 2007, approximately 7.5 million shares were available for future grants. Our policy is to issue new shares for exercises of stock options; vesting of restricted stock awards and units; and issuances under the employee stock purchase plan.
     The following table illustrates the pro forma effect on net income and earnings per share for the year ended December 31, 2005 if we had recognized compensation expense by applying the fair value based method to all awards as provided for under SFAS 123:

2005

Net income, as reported	$878.4
Add: Stock-based compensation for restricted stock awards and units included in reported net income, net of tax	6.1
Deduct: Stock-based compensation determined under SFAS 123, net of tax	(35.0)

Pro forma net income	$849.5

Basic EPS:
As reported	$2.59
Pro forma	2.50
Diluted EPS:
As reported	$2.57
Pro forma	2.49
Stock Options
     Our stock option plans provide for the issuance of incentive and non-qualified stock options to directors, officers and other key employees at an exercise price equal to the fair market value of the stock at the date of grant. Although subject to the terms of the stock option agreement, substantially all of the stock options become exercisable in three equal annual installments, beginning a year from the date of grant, and generally expire ten years from the date of grant. The stock option plans provide for the acceleration of vesting upon the employee’s retirement; therefore, the service period is reduced for employees that are or will become retirement eligible during the vesting period and, accordingly, the recognition of compensation expense for these employees is accelerated. Compensation cost related to stock options is recognized on a straight-line basis over the vesting or service period and is net of forfeitures.
     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. The following table presents the weighted average assumptions used in the option pricing model for options granted. The expected life of the options represents the period of time the options are expected to be outstanding. For the year 2005, the expected life was based on historical trends. For the years ended December 31, 2007 and 2006, the expected life is based on our historical exercise trends and post-vest termination data incorporated into a forward–looking stock price model. For the year 2005, our expected volatility is based on the historical volatility of our stock for a period approximating the expected life. For the years ended December 31, 2007 and 2006, as allowed under the Securities and Exchange Commission’s Staff Accounting Bulletin 107 (“SAB 107”), the expected volatility is based on our implied volatility, which is the volatility forecast that is implied by the prices of our actively traded options to purchase our stock observed in the market. The risk-free interest rate is based on the observed U.S. Treasury yield curve in effect at the time the options were granted. The dividend yield is based on our history of dividend payouts.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

	2007	2006	2005
	Actual	Actual	Pro Forma

Expected life (years)	5.1	5.0	3.7
Risk-free interest rate	4.8%	4.8%	3.7%
Volatility	28.6%	31.1%	35.0%
Dividend yield	0.7%	0.7%	1.0%
Weighted average fair value per share at grant date	$24.20	$26.15	$14.62
     A summary of our stock option activity and related information is presented below (in thousands, except per option prices):

		Weighted Average
		Exercise Price
	Number of Options	Per Option

Outstanding at December 31, 2006	4,296	$46.35
Granted	690	75.12
Exercised	(1,657)	40.94
Forfeited	(80)	53.28
Expired	(78)	46.79

Outstanding at December 31, 2007	3,171	$55.25

     The total intrinsic value of stock options (defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the option) exercised in 2007, 2006 and 2005 was $72.5 million, $73.6 million and $84.6 million, respectively. The income tax benefit realized from stock options exercised was $18.5 million for the year ended December 31, 2007. The total fair value of options vested in 2007, 2006 and 2005 was $19.6 million, $20.2 million and $20.4 million, respectively. As of December 31, 2007, there was $10.4 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted average period of 1.9 years.
     The following table summarizes information about stock options outstanding as of December 31, 2007 (in thousands, except per option prices and remaining life):

			Outstanding			Exercisable
				Weighted			Weighted
				Average	Weighted		Average	Weighted
				Remaining	Average		Remaining	Average
				Contractual	Exercise		Contractual	Exercise
			Number of	Life	Price Per	Number of	Life	Price Per
Range of Exercise Prices			Options	(In years)	Option	Options	(In years)	Option

$14.49	—	$21.00	60	1.1	$20.24	60	1.1	$20.24
22.88	—	33.50	405	4.3	29.64	405	4.6	29.64
35.81	—	43.39	989	6.1	40.14	821	6.2	39.64
56.21	—	82.28	1,717	8.4	71.21	460	8.0	65.67

Total			3,171	7.0	$55.25	1,746	6.1	$43.51

     The aggregate intrinsic value of stock options outstanding at December 31, 2007 was $86.7 million, of which $68.3 million relates to awards vested and exercisable and $18.4 million relates to awards expected to vest. The intrinsic value for stock options outstanding is calculated as the amount by which the quoted price of $82.60 of our common stock as of the end of 2007 exceeds the exercise price of the options.
Restricted Stock Awards and Units
     In addition to stock options, officers, directors and key employees may be granted restricted stock awards (“RSA”), which is an award of common stock with no exercise price, or restricted stock units (“RSU”), where each unit represents the right to receive at the

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
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
     A summary of our RSA and RSU activity and related information is presented below (in thousands, except per share/unit prices):

		Weighted		Weighted
		Average		Average
	RSA	Grant Date	RSU	Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Units	Per Unit

Nonvested balance at December 31, 2006	747	$56.23	124	$61.91
Granted	352	68.59	93	68.54
Vested	(243)	55.25	(49)	58.74
Forfeited	(61)	57.20	(12)	65.76

Nonvested balance at December 31, 2007	795	$61.93	156	$66.56

     The weighted average grant date fair value per share for RSAs in 2006 and 2005 was $73.97 and $44.28, respectively. The weighted average grant date fair value per share for RSUs in 2006 and 2005 was $74.00 and $42.60, respectively.
     The total grant date fair value of RSAs and RSUs vested in 2007 and 2006 was $16.3 million and $10.6 million, respectively. There were no RSAs or RSUs that vested in 2005. As of December 31, 2007, there was $26.2 million and $6.0 million of total unrecognized compensation cost related to nonvested RSAs and RSUs, respectively, which is expected to be recognized over a weighted average period of 1.8 years.
Employee Stock Purchase Plan
     Our Employee Stock Purchase Plan (“ESPP”) allows eligible employees to elect to contribute on an after-tax basis between 1% and 10% of their annual pay to purchase our common stock; provided, however, an employee may not contribute more than $25,000 annually to the plan pursuant to Internal Revenue Service restrictions. Shares are purchased at a 15% discount of the fair market value of our common stock on January 1 or December 31, whichever is lower. We currently have 14.5 million shares authorized for issuance under the ESPP, and at December 31, 2007, there were 2.9 million shares reserved for future issuance under the ESPP. Compensation expense determined under SFAS 123(R) for the year ended December 31, 2007 was calculated using the Black-Scholes option pricing model with the following assumptions:

	2007	2006	2005
	Actual	Actual	Pro Forma

Expected life (years)	1.0	1.0	1.0
Interest rate	4.9%	4.4%	2.7%
Volatility	30.5%	28.0%	26.6%
Dividend yield	0.7%	0.9%	1.1%
Weighted average fair value per share at grant date	$10.39	$7.66	$10.05
     We calculated estimated volatility using historical daily prices based on the expected life of the stock purchase plan. The risk-free interest rate is based on the observed U.S. Treasury yield curve in effect at the time the ESPP shares were granted. The dividend yield is based on our history of dividend payouts.
NOTE 5. SALE OF INTEREST AND INVESTMENTS IN AFFILIATES
     We have investments in affiliates that are accounted for using the equity method of accounting. The most significant of these affiliates was our 30% interest in WesternGeco, a seismic venture jointly owned with Schlumberger Limited (“Schlumberger”). On April 28, 2006, we sold our 30% interest in WesternGeco to Schlumberger for $2.4 billion in cash. We recorded a pre-tax gain of $1,743.5 million ($1,035.2 million, after-tax). Prior to our sale, during 2006 and 2005, we received distributions of $59.6 million and $30.0 million, respectively, from WesternGeco, which were recorded as reductions in the carrying value of our investment.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
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
     In November 2000, we entered into an agreement with WesternGeco, whereby WesternGeco subleases a facility from us for a period of ten years at then current market rates. In 2006, we entered into an extension of the sublease for five additional years with rent to be determined based on market rates in 2010. During 2007, 2006 and 2005, we received payments of $8.2 million, $5.6 million and $6.5 million, respectively, from WesternGeco related to this lease.
     The following table includes summarized unaudited combined financial information for the affiliates in which we account for our interests using the equity method of accounting. Included in the table for 2006 are the operating and financial position results for WesternGeco through March 31, 2006, the most recent date for which information is available. All other information for affiliates is as of December 31.

	2007	2006	2005

Combined operating results:
Revenues	$13.8	$582.9	$1,700.7
Operating income	5.1	166.1	327.3
Net income	4.3	145.2	279.7

	2007	2006

Combined financial position:
Current assets	$11.4	$1,229.4
Noncurrent assets	11.8	1,116.1

Total assets	$23.2	$2,345.5

Current liabilities	$6.8	$546.0
Noncurrent liabilities	—	89.1
Stockholders’ equity	16.4	1,710.4

Total liabilities and stockholders’ equity	$23.2	$2,345.5

     As of December 31, 2007 and 2006, the excess of our investments as recorded on our balance sheet over our pro-rata share of the shareholders’ equity as reported by the affiliates was $4.7 million and $8.4 million, respectively.
NOTE 6. INCOME TAXES
     The provision for income taxes on income from continuing operations is comprised of the following for the years ended December 31:

	2007	2006	2005

Current:
United States	$365.8	$861.5	$146.3
Foreign	380.7	371.1	251.1

Total current	746.5	1,232.6	397.4

Deferred:
United States	19.0	97.9	7.0
Foreign	(22.7)	7.7	0.4

Total deferred	(3.7)	105.6	7.4

Provision for income taxes	$742.8	$1,338.2	$404.8

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     The geographic sources of income from continuing operations before income taxes are as follows for the years ended December 31:

	2007	2006	2005

United States	$876.5	$1,917.3	$409.6
Foreign	1,380.2	1,819.5	869.6

Income from continuing operations before income taxes	$2,256.7	$3,736.8	$1,279.2

     Tax benefits of $17.1 million, $19.4 million and $19.8 million associated with the exercise of employee stock options were allocated to equity and recorded in capital in excess of par value in the years ended December 31, 2007, 2006 and 2005, respectively.
     The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to income from continuing operations before income taxes for the reasons set forth below for the years ended December 31:

	2007	2006	2005

Statutory income tax at 35%	$789.9	$1,307.9	$447.7
Effect of sale of interest in affiliate	—	98.1	—
Effect of foreign operations	(84.0)	(86.9)	(46.0)
Net tax (benefit) charge related to foreign losses	(0.8)	(2.7)	5.5
State income taxes – net of U.S. tax benefit	17.9	12.1	8.8
Cumulative tax effect of SRP	—	—	(10.6)
Other – net	19.8	9.7	(0.6)

Provision for income taxes	$742.8	$1,338.2	$404.8

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

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. The tax effects of our temporary differences and carryforwards are as follows at December 31:

	2007	2006

Deferred tax assets:
Receivables	$6.3	$9.9
Inventory	160.5	138.3
Property	49.7	53.3
Employee benefits	28.6	63.4
Other accrued expenses	45.2	46.9
Operating loss carryforwards	43.5	41.1
Tax credit carryforwards	31.3	20.7
Capitalized research and development costs	27.6	39.2
Other	38.8	29.6

Subtotal	431.5	442.4
Valuation allowances	(66.8)	(50.7)

Total	364.7	391.7

Deferred tax liabilities:
Goodwill	133.0	130.8
Undistributed earnings of foreign subsidiaries	98.9	150.3
Other	48.4	30.4

Total	280.3	311.5

Net deferred tax asset	$84.4	$80.2

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
     We have provided for U.S. and additional foreign taxes for the anticipated repatriation of certain earnings of our foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries above the amount for which taxes have already been provided to be indefinitely reinvested, as we have no intention to repatriate these earnings. As such, deferred income taxes are not provided for temporary differences of approximately $1.6 billion, $0.8 billion and $0.4 billion as of December 31, 2007, 2006 and 2005, respectively, representing earnings of non-U.S. subsidiaries intended to be permanently reinvested. These additional foreign earnings could become subject to additional tax if remitted, or deemed remitted, as a dividend. Computation of the potential deferred tax liability associated with these undistributed earnings and other basis difference is not practicable.
     At December 31, 2007, we had approximately $28.5 million of foreign tax credits which may be carried forward indefinitely under applicable foreign law and $2.8 million of state tax credits expiring in varying amounts between 2016 and 2021. The operating loss carryforwards without a valuation allowance will expire in varying amounts over the next twenty years.
     In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 addresses the determination of whether tax benefits (e.g. tax deductions or credits) claimed or expected to be claimed on a tax return should be recorded in the financial statements as a reduction to income tax expense and related income tax liabilities. Under FIN 48, the tax benefit from an uncertain tax position is to be recognized as a reduction to income tax expense when it is more likely than not, based on the technical merits of the position, that the position will be sustained on examination by the taxing authorities including resolution of any related appeals or litigation processes. Additionally, the amount of the tax benefit to be recognized is the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the taxing authorities. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     We adopted FIN 48 on January 1, 2007, pursuant to which we recognized a $78.5 million increase in the gross liability for unrecognized tax benefits which included $17.3 million of interest and penalties. As a result of the implementation of FIN 48, we recognized the following adjustments to our accounts as of January 1, 2007.

Increase
(Decrease)

Beginning retained earnings	$(64.2)
Deferred tax assets	(0.6)
Non-current tax receivables	14.9
Tax liabilities	78.5
     As of January 1, 2007, we had $422.8 million of tax liabilities for gross unrecognized tax benefits, which includes liabilities for interest and penalties of $50.4 million and $18.1 million respectively. If we were to prevail on all uncertain tax positions, the net effect would be a benefit to our effective tax rate of approximately $339.2 million. The remaining approximately $83.6 million, which is recorded as a deferred tax asset, represents tax benefits that would be received in different taxing jurisdictions in the event that we did not prevail on all uncertain tax positions.
     As of December 31, 2007, we had $456.9 million of tax liabilities for gross unrecognized tax benefits, which includes liabilities for interest and penalties of $71.4 million and $22.1 million, respectively. Our gross unrecognized tax benefits include $9.3 million of additional taxes and related interest and penalties, recorded in 2007, that are associated with disallowed tax deductions taken in previous years, arising from the resolution of investigations with the Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”). If we were to prevail on all uncertain tax positions, the net effect would be a benefit to our effective tax rate of approximately $373.3 million. The remaining approximately $83.6 million, which is recorded as a deferred tax asset, represents tax benefits that would be received in different taxing jurisdictions in the event that we did not prevail on all uncertain tax positions.
     We have elected under FIN 48 to continue with our prior policy to classify interest and penalties related to unrecognized tax benefits as income taxes in our financial statements. For the year ended December 31, 2007, we recognized $25.0 million of interest and penalties expense related to unrecognized tax benefits in the consolidated statement of operations.
     The following presents a rollforward of our unrecognized tax benefits and associated interest and penalties included in the balance sheet.

	Gross
	Unrecognized
	Tax Benefits,
	Excluding		Total Gross
	Interest and	Interest and	Unrecognized
	Penalties	Penalties	Tax Benefits

Balance at January 1, 2007	$354.3	$68.5	$422.8
Increase in prior year tax positions	2.8	21.1	23.9
Increase in current year tax positions	20.1	5.3	25.4
Decrease related to settlements with taxing authorities and lapse of statute of limitations	(21.6)	(5.5)	(27.1)
Increase due to effects of foreign currency translation	7.8	4.1	11.9

Balance at December 31, 2007	$363.4	$93.5	$456.9

     It is expected that the amount of unrecognized tax benefits will change in the next twelve months due to expiring statutes, audit activity, tax payments, competent authority proceedings related to transfer pricing, or final decisions in matters that are the subject of litigation in various taxing jurisdictions in which we operate. At December 31, 2007, current taxes payable included approximately $105.5 million of gross unrecognized tax benefits, which we expect to settle within the next twelve months primarily as the result of audit settlements or statute expirations in several taxing jurisdictions. The most significant uncertainties are due to possible transfer pricing adjustments related to goods and services provided across borders in various countries.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     At December 31, 2007, approximately $351.4 million of gross unrecognized tax benefits were included in the non-current portion of our income tax liabilities, for which the settlement period cannot be determined; however, it is not expected to be within the next twelve months.
     We operate in over 90 countries and are subject to income taxes in most taxing jurisdictions in which we operate. The following table summarizes the earliest tax years that remain subject to examination by the major taxing jurisdictions in which we operate. These jurisdictions are those we project to have the highest tax liability for 2007.

	Earliest Open Tax		Earliest Open Tax
Jurisdiction	Period	Jurisdiction	Period

Argentina	2002	Norway	1999
Canada	1998	Russia	2005
Germany	2003	Saudi Arabia	1995
Italy	1999	United Kingdom	2003
Netherlands	1998	United States	2002
NOTE 7. EARNINGS PER SHARE
     A reconciliation of the number of shares used for the basic and diluted EPS computations is as follows for the years ended December 31:

	2007	2006	2005

Weighted average common shares outstanding for basic EPS	318.0	330.6	339.4
Effect of dilutive securities – stock plans	2.1	2.0	2.1

Adjusted weighted average common shares outstanding for diluted EPS	320.1	332.6	341.5

Future potentially dilutive shares excluded from diluted EPS:
Options with an exercise price greater than the average market price for the period	0.6	0.7	0.7
NOTE 8. INVENTORIES
     Inventories are comprised of the following at December 31:

	2007	2006

Finished goods	$1,414.0	$1,239.5
Work in process	177.5	188.0
Raw materials	122.9	101.3

Total	$1,714.4	$1,528.8

NOTE 9. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment are comprised of the following at December 31:

	Depreciation
	Period	2007	2006

Land		$62.0	$46.1
Buildings and improvements	2 - 40 years	774.7	661.0
Machinery and equipment	2 - 20 years	2,745.0	2,387.6
Rental tools and equipment	1 - 10 years	1,739.3	1,419.2

Subtotal		5,321.0	4,513.9
Accumulated depreciation		(2,976.4)	(2,713.4)

Total		$2,344.6	$1,800.5

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
NOTE 10. GOODWILL AND INTANGIBLE ASSETS
     The changes in the carrying amount of goodwill are detailed below by segment:

	Drilling	Completion
	and Evaluation	and Production	Total

Balance as of December 31, 2005	$904.1	$411.7	$1,315.8
Goodwill from acquisitions during the period	5.3	30.4	35.7
Adjustments for final purchase price allocations of previous acquisitions	—	(5.0)	(5.0)
Translation adjustments and other	(0.2)	0.7	0.5

Balance as of December 31, 2006	909.2	437.8	1,347.0
Adjustments for final purchase price allocations of previous acquisitions	2.0	1.5	3.5
Translation adjustments and other	2.8	0.9	3.7

Balance as of December 31, 2007	$914.0	$440.2	$1,354.2

     We perform an annual impairment test of goodwill as of October 1 of every year. There were no impairments of goodwill in 2007, 2006 or 2005 related to the annual impairment test.
     Intangible assets are comprised of the following at December 31:

	2007			2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Technology–based	$240.6	$(105.1)	$135.5	$236.7	$(87.2)	$149.5
Contract–based	15.1	(9.2)	5.9	13.8	(6.6)	7.2
Marketing–related	5.7	(5.7)	—	5.7	(5.7)	—
Customer–based	13.6	(3.8)	9.8	13.7	(2.4)	11.3
Other	0.3	(0.3)	—	0.7	(0.4)	0.3

Total amortizable intangible assets	275.3	(124.1)	151.2	270.6	(102.3)	168.3
Marketing–related intangible assets with indefinite useful lives	25.4	—	25.4	22.1	—	22.1

Total	$300.7	$(124.1)	$176.6	$292.7	$(102.3)	$190.4

     Intangible assets are amortized either on a straight-line basis with estimated useful lives ranging from 1 to 20 years, or on a basis that reflects the pattern in which the economic benefits of the intangible assets are expected to be realized, which range from 15 to 30 years.
     Amortization expense included in net income for the years ended December 31, 2007, 2006 and 2005 was $20.8 million, $20.0 million and $15.2 million, respectively. Estimated amortization expense for each of the subsequent five fiscal years is expected to be as follows: 2008 – $19.1 million; 2009 – $18.3 million; 2010 – $14.8 million; 2011 – $13.8 million and 2012 – $13.5 million.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
NOTE 11. INDEBTEDNESS
     Total debt consisted of the following at December 31:

	2007	2006

6.25% Notes due January 2009 with an effective interest rate of 4.72%, net of unamortized discount and debt issuance costs of $0.3 at December 31, 2007 ($0.7 at December 31, 2006)	$330.0	$334.8

6.00% Notes due February 2009 with an effective interest rate of 6.11%, net of unamortized discount and debt issuance costs of $0.2 at December 31, 2007 ($0.4 at December 31, 2006)	199.8	199.6

8.55% Debentures due June 2024 with an effective interest rate of 8.76%, net of unamortized discount and debt issuance costs of $2.3 at December 31, 2007 ($2.4 at December 31, 2006)	147.7	147.6

6.875% Notes due January 2029 with an effective interest rate of 7.08%, net of unamortized discount and debt issuance costs of $8.1 at December 31, 2007 ($8.3 at December 31, 2006)	391.9	391.7

Other debt	15.4	1.4

Total debt	1,084.8	1,075.1
Less short-term debt and current maturities	15.4	1.3

Long-term debt	$1,069.4	$1,073.8

     At December 31, 2007, we had $1,018.5 million of credit facilities with commercial banks, of which $500.0 million is a committed revolving credit facility (the “facility”) that expires in July 2012. The facility provides for a one year extension, subject to the approval and acceptance by the lenders, among other conditions. In addition, the facility contains a provision to allow for an increase in the facility amount of an additional $500.0 million, subject to the approval and acceptance by the lenders, among other conditions. The facility contains certain covenants which, among other things, require the maintenance of a funded indebtedness to total capitalization ratio (a defined formula per the facility) of less than or equal to 0.60, restrict certain merger transactions or the sale of all or substantially all of the assets of the Company or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the facility may be accelerated. Such events of default include payment defaults to lenders under the facility, covenant defaults and other customary defaults. At December 31, 2007, we were in compliance with all of the facility covenants. There were no direct borrowings under the facility during the year ended December 31, 2007; however, to the extent we have outstanding commercial paper, our ability to borrow under the facility is reduced. At December 31, 2007, we had no outstanding commercial paper.
     In prior years, we terminated various interest rate swap agreements prior to their scheduled maturities resulting in net gains. The net gains were deferred and are being amortized as a net reduction of interest expense over the remaining life of the underlying debt securities. The unamortized net deferred gains of $5.3 million and $10.5 million are included in the 6.25% Notes due January 2009 and reported in long-term debt in the consolidated balance sheets at December 31, 2007 and 2006, respectively.
     Maturities of debt at December 31, 2007 are as follows: 2008 – $15.4 million; 2009 – $529.8 million; 2010 – $0.0 million; 2011 – $0.0 million, 2012 – $0.0 million; and $539.6 million thereafter.
NOTE 12. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
     Our financial instruments include cash and short-term investments, noncurrent investments in auction rate securities, accounts receivable, accounts payable, debt, foreign currency forward contracts and foreign currency option contracts. Except as described below, the estimated fair value of such financial instruments at December 31, 2007 and 2006 approximates their carrying value as reflected in our consolidated balance sheets. The fair value of our debt and foreign currency forward contracts has been estimated based on quoted year end market prices.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     The estimated fair value of total debt at December 31, 2007 and 2006 was $1,169.7 million and $1,171.0 million, respectively, which differs from the carrying amounts of $1,084.8 million and $1,075.1 million, respectively, included in our consolidated balance sheets.
Foreign Currency Forward Contracts
     At December 31, 2007, we had entered into several foreign currency forward contracts with notional amounts aggregating $115.0 million to hedge exposure to currency fluctuations in various foreign currency denominated accounts payable and accounts receivable, including the British Pound Sterling, Norwegian Krone, Euro and the Brazilian Real. These contracts are designated and qualify as fair value hedging instruments. Based on quoted market prices as of December 31, 2007 for contracts with similar terms and maturity dates, we recorded a gain of $1.1 million to adjust these foreign currency forward contracts to their fair market value. This gain offsets designated foreign currency exchange losses resulting from the underlying exposures and is included in marketing, general and administrative expense in the consolidated statement of operations.
     At December 31, 2007, we had entered into option contracts with notional amounts aggregating $20.0 million as a hedge of fluctuations in the Russian Ruble exchange rate. The contracts were not designated as hedging instruments. Based on quoted market prices as of December 31, 2007 for contracts with similar terms and maturity dates, we recorded a loss of $0.3 million to adjust the carrying value of these contracts to their fair market value. This loss is included in marketing, general and administrative expense in our consolidated statement of operations.
     At December 31, 2006, we had entered into several foreign currency forward contracts with notional amounts aggregating $105.0 million to hedge exposure to currency fluctuations in various foreign currency payables and receivables, including British Pound Sterling, Norwegian Krone, Euro, Indonesian Rupiah and Brazilian Real. These contracts were designated and qualified as fair value hedging instruments. Based on quoted market prices as of December 31, 2006 for contracts with similar terms and maturity dates, we recorded a loss of $0.2 million to adjust these foreign currency forward contracts to their fair market value. This loss offsets designated foreign currency exchange gains resulting from the underlying exposures and is included in marketing, general and administrative expense in the consolidated statement of operations.
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

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
formation evaluation and wireline completion services) divisions. The Drilling and Evaluation segment provides products and services used to drill and evaluate oil and natural gas wells.

•	The Completion and Production segment consists of the Baker Oil Tools (workover, fishing and completion equipment), Baker Petrolite (oilfield specialty chemicals) and Centrilift (electrical submersible pumps and progressing cavity pumps) divisions and the ProductionQuest (production optimization and permanent monitoring) business unit. The Completion and Production segment provides equipment and services used from the completion phase through the productive life of oil and natural gas wells.
     The performance of our segments is evaluated based on segment profit (loss), which is defined as income from continuing operations before income taxes, interest expense, interest and dividend income and accounting changes. The “Corporate and Other” column includes corporate-related items, the pre-tax gain on the sale of our interest in WesternGeco of $1,743.5 million, the financial charge of $46.1 million recorded in connection with the settlement negotiations with the SEC and DOJ, results of insignificant operations and, as it relates to segment profit (loss), income and expense not allocated to the segments. During the fourth quarter of 2007, we started allocating certain expenses previously reported in “Corporate and Other”, to the Drilling and Evaluation and Completion and Production segments. These expenses consist of administrative operations support costs that are more closely related to operating activities. The impact of this allocation was a reduction to “Corporate and Other” of $15.4 million, $12.2 million and $33.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. All prior periods have been reclassified to conform to this new presentation.
     The “Corporate and Other” column also includes assets of discontinued operations as of December 31, 2005. Summarized financial information is shown in the following table.

	Drilling
	and	Completion and		Total
	Evaluation	Production	WesternGeco	Oilfield	Corporate and Other	Total

2007
Revenues	$5,293.2	$5,135.0	$—	$10,428.2	$—	$10,428.2
Equity in income (loss) of affiliates	1.5	(0.4)	—	1.1	0.1	1.2
Segment profit (loss)	1,396.2	1,112.2	—	2,508.4	(251.7)	2,256.7
Total assets	4,720.4	4,095.9	—	8,816.3	1,040.3	9,856.6
Investment in affiliates	8.8	—	—	8.8	—	8.8
Capital expenditures	773.3	352.3	—	1,125.6	1.4	1,127.0
Depreciation and amortization	335.0	162.5	—	497.5	23.7	521.2

2006
Revenues	$4,660.8	$4,366.6	$—	$9,027.4	$—	$9,027.4
Equity in income of affiliates	1.3	0.4	58.7	60.4	—	60.4
Segment profit (loss)	1,241.8	941.9	58.7	2,242.4	1,494.4	3,736.8
Total assets	3,988.8	3,595.7	—	7,584.5	1,121.2	8,705.7
Investment in affiliates	7.3	12.7	—	20.0	—	20.0
Capital expenditures	631.8	279.7	—	911.5	10.7	922.2
Depreciation and amortization	274.5	134.8	—	409.3	24.4	433.7

2005
Revenues	$3,694.2	$3,490.0	$—	$7,184.2	$1.3	$7,185.5
Equity in income of affiliates	1.1	2.2	96.7	100.0	0.1	100.1
Segment profit (loss)	749.6	666.0	96.7	1,512.3	(233.1)	1,279.2
Total assets	3,221.9	2,882.6	688.0	6,792.5	1,014.9	7,807.4
Investment in affiliates	6.1	12.2	660.6	678.9	—	678.9
Capital expenditures	347.8	129.6	—	477.4	0.9	478.3
Depreciation and amortization	232.7	121.1	—	353.8	28.6	382.4
     For the years ended December 31, 2007, 2006 and 2005, there were no revenues attributable to one customer that accounted for more than 10% of total revenues.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     The following table presents the details of “Corporate and Other” segment profit (loss) for the years ended December 31:

	2007	2006	2005

Corporate and other expenses	$(229.4)	$(247.7)	$(178.8)
Interest expense	(66.1)	(68.9)	(72.3)
Interest and dividend income	43.8	67.5	18.0
Gain on sale of interest in affiliate	—	1,743.5	—

Total	$(251.7)	$1,494.4	$(233.1)

     The following table presents the details of “Corporate and Other” total assets at December 31:

	2007	2006	2005

Cash and other assets	$795.0	$902.8	$771.8
Accounts receivable	7.0	8.8	9.3
Current deferred tax asset	1.3	2.6	29.4
Property, plant and equipment	37.5	65.8	78.5
Other tangible assets	199.5	141.2	109.3
Assets of discontinued operations	—	—	16.6

Total	$1,040.3	$1,121.2	$1,014.9

     The following table presents consolidated revenues by country based on the location of the use of the products or services for the years ended December 31:

	2007	2006	2005

United States	$3,803.1	$3,392.5	$2,576.1
United Kingdom	602.6	514.8	402.9
Canada	554.9	607.1	472.8
Norway	518.2	438.4	376.1
Saudi Arabia	481.4	391.3	170.6
Russia	428.5	237.6	168.6
Brazil	219.4	133.0	98.4
Other countries	3,820.1	3,312.7	2,920.0

Total	$10,428.2	$9,027.4	$7,185.5

     The following table presents net property, plant and equipment by country based on the location of the asset at December 31:

	2007	2006	2005

United States	$1,127.6	$927.8	$734.4
United Kingdom	226.5	188.8	133.2
Germany	85.0	51.7	49.4
Canada	84.9	78.8	67.9
Norway	66.6	50.7	43.8
Brazil	64.5	34.3	21.0
Russia	58.5	24.8	13.5
Other countries	631.0	443.6	292.3

Total	$2,344.6	$1,800.5	$1,355.5

NOTE 14. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT PLANS
     We have noncontributory defined benefit pension plans (“Pension Benefits”) covering employees primarily in the U.S., the U.K. and Germany. In the U.S., we merged two pension plans effective January 1, 2007, resulting in one tax-qualified U.S. pension plan, the Baker Hughes Incorporated Pension Plan (“BHIPP”). Under the provisions of BHIPP, a hypothetical cash balance account is established for each participant. Such accounts receive pay credits on a quarterly basis. The quarterly pay credit is based on a

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
percentage according to the employee’s age on the last day of the quarter applied to quarterly eligible compensation. In addition to quarterly pay credits, a cash balance account receives interest credits based on the balance in the account on the last day of the quarter. The BHIPP also includes frozen accrued benefits for participants in legacy defined benefit plans. For the majority of the participants in the U.K. pension plans, we do not accrue benefits as the plans are frozen; however, there are a limited number of members who still accrue future benefits on a defined benefit basis. The Germany pension plan is an unfunded plan where benefits are based on creditable years of service, creditable pay and accrual rates. We also provide certain postretirement health care benefits (“other postretirement benefits”), through an unfunded plan, to substantially all U.S. employees who retire and have met certain age and service requirements.
     We adopted SFAS 158 effective December 31, 2006. SFAS 158 requires an employer to recognize the overfunded or underfunded status of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year end statement of financial position. We will adopt this provision on December 31, 2008, as allowed under SFAS 158, using the Alternative Method to transition to a fiscal year-end measurement date. The funded status of all our pension and other postretirement benefit plans are currently measured as of October 1 of each year presented.
Funded Status
     Below is the reconciliation of the beginning and ending balances of benefit obligations, fair value of plan assets and the funded status of our plans. For our pension plans, the benefit obligation is the projected benefit obligation (“PBO”) and for our other post-retirement benefit plan, the benefit obligation is the accumulated postretirement benefit obligation (“APBO”).

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$269.6	$238.8	$360.5	$287.5	$156.9	$184.5
Service cost	31.6	26.2	3.0	3.4	7.5	7.4
Interest cost	15.7	12.8	18.3	15.0	9.0	9.7
Actuarial (gain) loss	(19.7)	(0.1)	(58.0)	24.6	(4.1)	(31.8)
Benefits paid	(12.6)	(11.7)	(16.4)	(10.6)	(13.5)	(12.9)
Plan amendments	(1.2)	6.1	—	—	—	—
Other	(3.1)	(2.5)	1.4	0.1	—	—
Exchange rate adjustments	—	—	9.9	40.5	—	—

Benefit obligation at end of year	280.3	269.6	318.7	360.5	155.8	156.9

Change in plan assets:
Fair value of plan assets at beginning of year	410.2	354.1	273.3	207.6	—	—
Actual return on plan assets	62.4	39.7	9.9	23.3	—	—
Employer contributions	2.4	30.6	33.9	22.3	13.5	12.9
Benefits paid	(12.6)	(11.7)	(16.4)	(10.6)	(13.5)	(12.9)
Other	(3.1)	(2.5)	—	0.1	—	—
Exchange rate adjustments	—	—	5.5	30.6	—	—

Fair value of plan assets at end of year	459.3	410.2	306.2	273.3	—	—

Funded status over (under) at measurement date	179.0	140.6	(12.5)	(87.2)	(155.8)	(156.9)
Employer contributions – fourth quarter	0.5	0.6	3.5	18.3	3.7	3.8

Funded status over (under) at end of year	$179.5	$141.2	$(9.0)	$(68.9)	$(152.1)	$(153.1)

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     The amounts recognized in the consolidated balance sheet consist of the following as of December 31:

					Other Postretirement
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Benefits
	2007	2006	2007	2006	2007	2006

Noncurrent assets	$197.0	$160.1	$30.6	$—	$—	$—
Current liabilities	(2.3)	(2.3)	(0.5)	(0.6)	(13.9)	(13.8)
Noncurrent liabilities	(15.2)	(16.6)	(39.1)	(68.3)	(138.2)	(139.3)

Net amount recognized	$179.5	$141.2	$(9.0)	$(68.9)	$(152.1)	$(153.1)

     The weighted average asset allocations by asset category for the plans are as follows at December 31:

	Percentage of Plan Assets
	U.S. Pension Benefits			Non-U.S. Pension Benefits
Asset Category	Target	2007	2006	Target	2007	2006

Equity securities	68%	72%	68%	54%	55%	55%
Debt securities	25%	22%	24%	30%	28%	28%
Real estate	7%	6%	8%	13%	12%	12%
Other	—	—	—	3%	5%	5%

Total	100%	100%	100%	100%	100%	100%

     We have investment committees that meet at least quarterly to review the portfolio returns and periodically to determine asset-mix targets based on asset/liability studies. Third-party investment consultants assisted us in developing asset allocation strategies to determine our expected rates of return and expected risk for various investment portfolios. The investment committees considered these studies in the formal establishment of the current asset-mix targets based on the projected risk and return levels for all major asset classes.
     The accumulated benefit obligation (“ABO”) is the actuarial present value of pension benefits attributed to employee service to date and present compensation levels. The ABO differs from the PBO in that the ABO does not include any assumptions about future compensation levels. The ABO for all U.S. plans was $275.2 million and $260.9 million at December 31, 2007 and 2006, respectively. The ABO for all non-U.S. plans was $309.0 million and $353.3 million at December 31, 2007 and 2006, respectively.
     Information for the plans with ABOs in excess of plan assets is as follows at December 31:

					Other Postretirement
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Benefits
	2007	2006	2007	2006	2007	2006

Projected benefit obligation	$18.1	$19.5	$41.9	$355.1	n/a	n/a
Accumulated benefit obligation	18.0	19.2	34.3	348.4	$155.8	$156.9
Fair value of plan assets	—	—	2.0	268.1	n/a	n/a
     Weighted average assumptions used to determine benefit obligations for these plans are as follows for the years ended December 31:

					Other Postretirement
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Benefits
	2007	2006	2007	2006	2007	2006

Discount rate	6.3%	6.0%	5.7%	5.0%	6.3%	6.0%
Rate of compensation increase	4.0%	4.0%	4.1%	3.9%	n/a	n/a
     The development of the discount rate for our U.S. plans was based on a bond matching model whereby a hypothetical bond portfolio of high-quality, fixed-income securities is selected that will match the cash flows underlying the projected benefit obligation. The discount rate assumption for our non-U.S. plans reflects the market rate for high-quality, fixed-income securities.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
Accumulated Other Comprehensive Loss
     The amounts recognized in accumulated other comprehensive loss consist of the following as of December 31:

					Other
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006	2007	2006

Net loss (gain)	$(9.5)	$38.8	$74.7	$123.4	$7.3	$11.5
Net prior service cost (credit)	4.6	6.4	0.2	0.2	5.4	6.4
Net transition obligation	—	—	0.1	0.1	—	—

Total	$(4.9)	$45.2	$75.0	$123.7	$12.7	$17.9

     The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $1.9 million and $0.5 million, respectively. The estimated prior service cost for the other postretirement benefits that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $1.1 million.
Net Periodic Benefit Costs
     The components of net periodic benefit cost are as follows for the years ended December 31:

							Other
	U.S. Pension Benefits			Non-U.S. Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005	2007	2006	2005

Service cost	$31.6	$26.2	$22.8	$3.0	$3.4	$2.2	$7.5	$7.4	$6.1
Interest cost	15.7	12.8	11.9	18.3	15.0	13.8	9.0	9.7	9.7
Expected return on plan assets	(34.3)	(31.6)	(25.9)	(19.5)	(16.0)	(13.2)	—	—	—
Amortization of prior service cost	0.6	0.1	—	—	—	—	1.0	0.8	0.6
Amortization of net loss	0.6	0.8	2.6	2.9	2.6	2.6	—	2.1	2.0
Special termination benefit cost	—	—	0.7	—	—	—	—	—	—
Settlement/curtailments loss	—	—	—	—	—	0.2	—	—	—

Net periodic benefit cost	$14.2	$8.3	$12.1	$4.7	$5.0	$5.6	$17.5	$20.0	$18.4

     Weighted average assumptions used to determine net periodic benefit costs for these plans are as follows for the years ended December 31:

							Other
	U.S. Pension Benefits			Non-U.S. Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005	2007	2006	2005

Discount rate	6.0%	5.5%	6.0%	5.0%	4.9%	5.7%	6.0%	5.5%	6.0%
Expected rate of return on plan assets	8.5%	8.5%	8.5%	6.9%	6.9%	7.4%	n/a	n/a	n/a

Rate of compensation increase	4.0%	4.0%	3.5%	3.9%	3.5%	3.5%	n/a	n/a	n/a

     In selecting the expected rate of return on plan assets, we consider the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of these plans. This includes considering the trusts’ asset allocation and the expected returns likely to be earned over the life of the plans.
Expected Cash Flows
     For all pension plans, we make annual contributions to the plans in amounts equal to or greater than amounts necessary to meet minimum governmental funding requirements. As a result of the merger of our U.S. plans effective January 1, 2007, BHIPP is overfunded; therefore, we are not required nor do we intend to make pension contributions to BHIPP in 2008, and we currently estimate that we will not be required to make contributions to BHIPP for four to seven years thereafter. In 2008, we expect to contribute between $2.0 million and $3.0 million to our nonqualified U.S. pension plans and between $13.0 million and $15.0 million to the non-U.S. pension plans.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     The following table presents the expected benefit payments over the next ten years. The U.S. and non-U.S. pension benefit payments are made by the respective pension trust funds. The other postretirement benefits are net of expected Medicare subsidies of approximately $2.2 million per year and are payments that are expected to be made by us.

			Other
	U.S. Pension	Non-U.S. Pension	Postretirement
Year	Benefits	Benefits	Benefits

2008	$15.9	$12.7	$14.3
2009	17.0	12.6	15.0
2010	18.9	10.6	15.3
2011	21.4	10.0	15.9
2012	25.2	8.8	16.7
2013-2017	175.9	37.3	95.5
Health Care Cost Trend Rates
     Assumed health care cost trend rates have a significant effect on the amounts reported for other postretirement benefits. As of December 31, 2007, the health care cost trend rate was 8.5% for employees under age 65 and 6.5% for participants over age 65, with each declining gradually each successive year until it reaches 5.0% for both employees under age 65 and over age 65 in 2012. A one percentage point change in assumed health care cost trend rates would have had the following effects on 2007:

	One Percentage	One Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$0.5	$(0.4)
Effect on postretirement welfare benefit obligation	6.4	(5.8)
DEFINED CONTRIBUTION PLANS
     During the periods reported, generally all of our U.S. employees were eligible to participate in our sponsored Thrift Plan, which is a 401(k) plan under the Internal Revenue Code of 1986, as amended (“the Code”). The Thrift Plan allows eligible employees to elect to contribute from 1% to 50% of their salaries to an investment trust. Beginning January 1, 2007, employee contributions are matched by the Company in cash at the rate of $1.00 per $1.00 employee contribution for the first 5% of the employee’s salary. In prior years, employee contributions were matched in cash by us at the rate of $1.00 per $1.00 employee contribution for the first 3% and $0.50 per $1.00 employee contribution for the next 2% of the employee’s salary. In all years, such contributions vest immediately. In addition, we make cash contributions for all eligible employees between 2% and 5% of their salary depending on the employee’s age. Such contributions are fully vested to the employee after three years of employment. The Thrift Plan provides for ten different investment options, for which the employee has sole discretion in determining how both the employer and employee contributions are invested. Our contributions to the Thrift Plan and several other non-U.S. defined contribution plans amounted to $130.7 million, $102.2 million and $86.5 million in 2007, 2006 and 2005, respectively.
     For certain non-U.S. employees who are not eligible to participate in the Thrift Plan, we provide a non-qualified defined contribution plan that provides basically the same benefits as the Thrift Plan. In addition, we provide a non-qualified supplemental retirement plan (“SRP”) for certain officers and employees whose benefits under the Thrift Plan and/or the U.S. defined benefit pension plan are limited by federal tax law. The SRP also allows the eligible employees to defer a portion of their eligible compensation and provides for employer matching and base contributions pursuant to limitations. Both non-qualified plans are invested through trusts, and the assets and corresponding liabilities are included in our consolidated balance sheet. Our contributions to these non-qualified plans were $11.0 million, $8.3 million and $7.2 million for 2007, 2006 and 2005, respectively.
     In 2008, we expect to contribute between $142.0 million and $153.0 million to our defined contribution plans.
POSTEMPLOYMENT BENEFITS
     We provide certain postemployment disability income, medical and other benefits to substantially all qualifying former or inactive U.S. employees. Income benefits for long-term disability are provided through a fully-insured plan. The continuation of medical and other benefits while on disability (“Continuation Benefits”) are provided through a qualified self-insured plan. The accrued postemployment liability for Continuation Benefits at December 31, 2007 and 2006 was $14.4 million and $17.6 million, respectively, and is included in other liabilities in our consolidated balance sheet.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
NOTE 15. COMMITMENTS AND CONTINGENCIES
Leases
     At December 31, 2007, we had long-term non-cancelable operating leases covering certain facilities and equipment. The minimum annual rental commitments, net of amounts due under subleases, for each of the five years in the period ending December 31, 2012 are $95.0 million, $64.9 million, $43.2 million, $29.5 million and $21.7 million, respectively, and $123.0 million in the aggregate thereafter. We have not entered into any significant capital leases during the three years ended December 31, 2007.
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
     Also on April 26, 2007, the SEC filed a Complaint (the “SEC Complaint”) and a proposed order (the “SEC Order”) against us in the Court. The SEC Complaint and the SEC Order were filed as part of a settled civil enforcement action by the SEC, to resolve the civil portion of the government’s investigation of us. As part of our agreement with the SEC, we consented to the filing of the SEC Complaint without admitting or denying the allegations in the Complaint, and also consented to the entry of the SEC Order. The SEC Complaint alleges civil violations of the FCPA’s antibribery provisions related to our operations in Kazakhstan, the FCPA’s books-

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
and-records and internal-controls provisions related to our operations in Nigeria, Angola, Kazakhstan, Indonesia, Russia, and Uzbekistan, and the SEC’s cease and desist order of September 12, 2001. The SEC Order became effective on May 1, 2007, which is the date it was confirmed by the Court. The SEC order enjoins us from violating the FCPA’s antibribery, books-and-records, and internal-controls provisions. As in the DPA, it requires that we retain the independent monitor to assess our FCPA compliance policies and procedures for the three-year period.
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
     On May 4, 2007 and May 15, 2007, The Sheetmetal Workers’ National Pension Fund and Chris Larson, respectively, instituted shareholder derivative lawsuits for and on the Company’s behalf against certain current and former members of the Board of Directors and certain officers, and the Company as a nominal defendant, following the Company’s settlement with the DOJ and SEC in April 2007. On August 17, 2007, The Alaska Plumbing and Pipefitting Industry Pension Trust also instituted a shareholder derivative lawsuit for and on the Company’s behalf against certain current and former members of the Board of Directors and certain officers, and the Company as a nominal defendant. The complaints in all three lawsuits allege, among other things, that the individual defendants failed to implement adequate controls and compliance procedures to prevent the events addressed by the settlement with the DOJ and SEC. The relief sought in the lawsuits includes a declaration that the defendants breached their fiduciary duties, an award of damages sustained by the Company as a result of the alleged breach and monetary and injunctive relief, as well as attorneys’ and experts’ fees. The lawsuits brought by the Sheetmetal Workers’ National Pension Fund and The Alaska Plumbing and Pipefitting Industry Pension Trust are pending in the Houston Division of the United States District Court for the Southern District of Texas. These lawsuits have been consolidated and an amended complaint in the consolidated action was filed on October 15, 2007. The lawsuit brought by Chris Larson is pending in the 215th District Court of Harris County, Texas. We do not expect these lawsuits to have a material adverse effect on our consolidated financial statements.
     On May 12, 2006, Baker Hughes Oilfield Operations, Inc. (“BHOO”), a subsidiary of the Company, was named as a defendant in a lawsuit in the United States District Court, Eastern District of Texas brought by Reed Hycalog against BHOO and other third parties arising out of alleged patent infringement relating to the sale of certain diamond drill bits utilizing certain types of polycrystalline diamond cutters sold by our Hughes Christensen division. Reed Hycalog seeks compensatory damages and injunctive relief against the defendants, as well as attorneys’ fees and other costs. On September 11, 2007, the court issued a ruling regarding the scope of Reed Hycalog’s patent infringement claims. On January 18, 2008, Reed Hycalog filed with the court a report claiming an amount of compensatory damages due from Baker Hughes ranging from approximately $51 million to approximately $226 million. Reed Hycalog has also claimed they are entitled to enhanced damages and attorney fees. The Company and BHOO believe they have reasonable defenses to these claims and have asserted counter-claims for infringement by Reed Hycalog of certain of our drill bit patents in the lawsuit. We are not able to predict the outcome of this litigation or its impact on our consolidated financial statements.
     Further information is contained in the “Environmental Matters” section of Item 1. Business and Item 3. Legal Proceedings both contained herein.
Environmental Matters
     Our past and present operations include activities which are subject to extensive domestic (including U.S. federal, state and local) and international environmental regulations with regard to air, land and water quality and other environmental matters. Our environmental procedures, policies and practices are designed to ensure compliance with existing laws and regulations and to minimize the possibility of significant environmental damage.
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

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
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
     Our total accrual for environmental remediation is $16.9 million and $17.3 million, which includes accruals of $5.3 million and $5.9 million for the various Superfund sites, at December 31, 2007 and 2006, respectively. The determination of the required accruals for remediation costs is subject to uncertainty, including the evolving nature of environmental regulations and the difficulty in estimating the extent and type of remediation activity that will be utilized. We believe that the likelihood of material losses in excess of the amounts accrued is remote.
Other
     In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as letters of credit and other bank issued guarantees, which totaled approximately $466.8 million at December 31, 2007. We also had commitments outstanding for purchase obligations related to capital expenditures and inventory under purchase orders and contracts of approximately $293.1 million at December 31, 2007. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our consolidated financial statements.
NOTE 16. OTHER SUPPLEMENTAL INFORMATION
Product Warranty Liability
     The changes in the aggregate product warranty liability are as follows:

Balance as of December 31, 2005	$13.4
Claims paid	(6.3)
Additional warranties	11.4
Revisions in estimates for previously issued warranties	3.0
Other	1.1

Balance as of December 31, 2006	22.6
Claims paid	(10.0)
Additional warranties	3.7
Revisions in estimates for previously issued warranties	(1.9)
Other	0.4

Balance as of December 31, 2007	$14.8

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

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
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
     The changes in the asset retirement obligation liability are as follows:

Balance as of December 31, 2005	$17.4
Liabilities incurred	1.3
Liabilities settled	(1.2)
Accretion expense	0.3
Revisions to existing liabilities	(2.3)
Translation adjustments	0.2

Balance as of December 31, 2006	15.7
Liabilities incurred	3.2
Liabilities settled	(2.5)
Accretion expense	0.4
Revisions to existing liabilities	(0.9)
Translation adjustments	(0.1)

Balance as of December 31, 2007	$15.8

Accumulated Other Comprehensive Loss
     Accumulated other comprehensive loss, net of tax, is comprised of the following at December 31:

	2007	2006

Foreign currency translation adjustments	$11.9	$(60.3)
Pension and other postretirement benefits	(56.1)	(126.9)

Total	$(44.2)	$(187.2)

Other
     Supplemental consolidated statement of operations information is as follows for the years ended December 31:

	2007	2006	2005

Rental expense (generally transportation equipment and warehouse facilities)	$179.4	$161.0	$138.7
Research and development	233.5	216.2	188.2

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
NOTE 17. QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

2007
Revenues	$2,472.8	$2,537.5	$2,677.6	$2,740.3	$10,428.2
Gross profit (1)	781.1	773.2	817.6	838.7	3,210.6
Income from continuing operations	555.1	531.8	576.4	593.4	2,256.7
Net income	374.7	349.6	389.1	400.5	1,513.9
Basic earnings per share:
Income from continuing operations	1.17	1.10	1.23	1.27	4.76
Net income	1.17	1.10	1.23	1.27	4.76
Diluted earnings per share:
Income from continuing operations	1.17	1.09	1.22	1.26	4.73
Net income	1.17	1.09	1.22	1.26	4.73
Dividends per share	0.13	0.13	0.13	0.13	0.52
Common stock market prices:
High	71.94	89.36	90.73	98.67
Low	62.74	66.73	75.84	78.23

2006
Revenues	$2,062.0	$2,203.3	$2,309.4	$2,452.7	$9,027.4
Gross profit (1)	612.1	674.6	739.7	785.7	2,812.1
Income from continuing operations	318.8	1,395.0	358.6	326.2	2,398.6
Net income	339.2	1,395.0	358.6	326.2	2,419.0
Basic earnings per share:
Income from continuing operations	0.93	4.15	1.10	1.02	7.26
Net income	0.99	4.15	1.10	1.02	7.32
Diluted earnings per share:
Income from continuing operations	0.93	4.14	1.09	1.02	7.21
Net income	0.99	4.14	1.09	1.02	7.27
Dividends per share	0.13	0.13	0.13	0.13	0.52
Common stock market prices:
High	77.44	88.60	83.65	78.25
Low	63.93	67.75	62.17	66.06

(1)	Represents revenues less cost of sales, cost of services and rentals and research and engineering.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management has established and maintains a system of disclosure controls and procedures to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of December 31, 2007, our management, including our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of December 31, 2007 are effective, at a reasonable assurance level, in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
Design and Evaluation of Internal Control Over Financial Reporting
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management included a report of their assessment of the design and effectiveness of our internal controls over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8 under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     The following events occurred subsequent to the period covered by this Form 10-K and are reportable under Form 8-K:
Item 5.02 — Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
     Amended and Restated Executive Severance Plan. In order to comply with Section 409A of the Internal Revenue Code of 1986, as amended, and to establish severance benefits for a new salary grade, on February 7, 2008, the Company amended and restated the Baker Hughes Incorporated Executive Severance Plan (the “ESP”). A copy of the ESP is attached hereto as Exhibit 10.17.
     Amended and Restated Annual Incentive Compensation Plan. On February 20, 2008, the Company amended and restated the Baker Hughes Incorporated Annual Incentive Compensation Plan (the “ICP”). The amendments were undertaken primarily to clarify the definition of retirement and to adjust the “banking” feature for awards under the ICP. A copy of the ICP is attached hereto as Exhibit 10.18.
     The foregoing descriptions of the ESP and ICP do not purport to be complete and are qualified in their entirety by reference to such plans, which are filed with this Form 10-K as Exhibits 10.17 and 10.18, respectively, and incorporated herein by reference.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information regarding the Business Code of Conduct and Code of Ethical Conduct Certificates for our principal executive officer, principal financial officer and principal accounting officer are described in Item 1. Business of this Annual Report. Information concerning our directors is set forth in the sections entitled “Proposal No. 1, Election of Directors,” and “Corporate Governance – Committees of the Board – Audit/Ethics Committee” in our Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2008 (“Proxy Statement”), which sections are incorporated herein by reference. For information regarding our executive officers, see “Item 1. Business – Executive Officers” in this Annual Report on Form 10-K. Additional information regarding compliance by directors and executive officers with Section 16(a) of the Exchange Act is set forth under the section entitled “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement, which section is incorporated herein by reference. For information concerning our Business Code of Conduct and Code of Ethical Conduct Certificates, see “Item 1. Business” in this Annual Report on Form 10-K.
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
Equity Compensation Plan Information
     The information in the following table is presented as of December 31, 2007 with respect to shares of our common stock that may be issued under our existing equity compensation plans, including the Baker Hughes Incorporated 1993 Stock Option Plan, the Baker Hughes Incorporated Long-Term Incentive Plan and the Baker Hughes Incorporated 2002 Directors & Officers Long-Term Incentive Plan, all of which have been approved by our stockholders.

	(In millions of shares)
			Number of
			Securities
			Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued Upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(excluding
	Outstanding	Outstanding	securities
	Options, Warrants	Options, Warrants	reflected in the
Equity Compensation Plan Category	and Rights	and Rights	first column)

Stockholder-approved plans (excluding Employee Stock Purchase Plan)	1.2	$61.92	3.0
Nonstockholder-approved plans (1)	2.0	51.41	4.5

Subtotal (except for weighted average exercise price)	3.2	55.28	7.5
Employee Stock Purchase Plan (2)	—	—	2.9

Total	3.2	—	10.4

(1)	The table includes the following nonstockholder-approved plans: the 1998 Employee Stock Option Plan, the 2002 Employee Long-Term Incentive Plan and the Director Compensation Deferral Plan. A description of each of these plans is set forth below.

(2)	The per share purchase price under the Baker Hughes Incorporated Employee Stock Purchase Plan is determined in accordance with section 423 of the Code as 85% of the lower of the fair market value of a share of our common stock on the date of grant or the date of purchase.
     Our nonstockholder-approved plans are described below:
1998 Employee Stock Option Plan
     The Baker Hughes Incorporated 1998 Employee Stock Option Plan (the “1998 ESOP”) was adopted effective as of October 1, 1998. The number of shares authorized for issuance under the 1998 ESOP is 7.0 million shares. Nonqualified stock options may be granted under the 1998 ESOP to our employees. The exercise price of the options will be equal to the fair market value per share of our common stock on the date of grant, and option terms may be up to ten years. Under the terms and conditions of the option award agreements for options issued under the 1998 ESOP, options generally vest and become exercisable in installments over the optionee’s period of service, and the options vest on an accelerated basis in the event of a change in control. As of December 31, 2007, options covering approximately 0.2 million shares of our common stock were outstanding under the 1998 ESOP, options covering approximately 0.1 million shares were exercised during fiscal year 2007 and approximately 0.3 million shares remained available for future options.
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
     Options. The exercise price of the options will not be less than the fair market value of the shares of our common stock on the date of grant, and options terms may be up to ten years. The maximum number of shares of our common stock that may be subject to options granted under the 2002 Employee LTIP to any one employee during any one fiscal year will not exceed 3.0 million, subject to adjustment under the antidilution provisions of the 2002 Employee LTIP. Under the terms and conditions of the stock option awards for options issued under the 2002 Employee LTIP, options generally vest and become exercisable in installments over the optionee’s period of service, and the options vest on an accelerated basis in the event of a change in control or certain terminations of employment. As of December 31, 2007, options covering approximately 1.8 million shares of our common stock were outstanding under the 2002 Employee LTIP, options covering approximately 0.9 million shares were exercised during fiscal year 2007 and approximately 3.7 million shares remained available for future options.
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
Director Compensation Deferral Plan
     The Baker Hughes Incorporated Director Compensation Deferral Plan, as amended and restated effective July 24, 2002 (the “Deferral Plan”), is intended to provide a means for members of our Board of Directors to defer compensation otherwise payable and provide flexibility with respect to our compensation policies. Under the provisions of the Deferral Plan, directors may elect to defer income with respect to each calendar year. The compensation deferrals may be stock option-related deferrals or cash-based deferrals. If a director elects a stock option-related deferral, on the last day of each calendar quarter he or she will be granted a nonqualified stock option. The number of shares subject to the stock option is calculated by multiplying the amount of the deferred compensation that otherwise would have been paid to the director during the quarter by 4.4 and then dividing by the fair market value of our common stock on the last day of the quarter. The per share exercise price of the option will be the fair market value of a share of our common stock on the date the option is granted. Stock options granted under the Deferral Plan vest on the first anniversary of the date of grant and must be exercised within ten years of the date of grant. If a director’s directorship terminates for any reason, any options outstanding will expire three years after the termination of the directorship. The maximum aggregate number of shares of our common stock that may be issued under the Deferral Plan is 0.5 million. As of December 31, 2007, options covering 3,313 shares of our common stock were outstanding under the Deferral Plan, there were no shares exercised during fiscal 2007 and approximately 0.5 million shares remained available for future options.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     Information for this item is set forth in the sections entitled “Corporate Governance-Director Independence” and “Certain Relationships and Related Transactions” in our Proxy Statement, which sections are incorporated herein by reference.
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
3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2007).

3.2	Bylaws of Baker Hughes Incorporated restated as of April 26, 2007 (filed as Exhibit 3.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

4.1	Rights of Holders of the Company’s Long-Term Debt. The Company has no long-term debt instrument with regard to which the securities authorized there under equal or exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of its long-term debt instruments to the SEC upon request.

4.2	Restated Certificate of Incorporation (filed as Exhibit 3.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2007).

4.3	Bylaws of Baker Hughes Incorporated restated as of April 26, 2007 (filed as Exhibit 3.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

4.4	Indenture dated as of May 15, 1994 between Western Atlas Inc. and The Bank of New York, Trustee, providing for the issuance of securities in series (filed as Exhibit 4.4 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2004).

10.1+	Employment Agreement by and between Baker Hughes Incorporated and Chad C. Deaton dated as of October 25, 2004 (filed as Exhibit 10.3 to Current Report of Baker Hughes Incorporated on Form 8-K filed October 7, 2004).

10.2+	Change in Control Agreement between Baker Hughes Incorporated and Chad C. Deaton dated as of October 25, 2004 (filed as Exhibit 10.2 to Current Report of Baker Hughes Incorporated on Form 8-K filed October 7, 2004).

10.3+	Indemnification Agreement dated as of October 25, 2004 between Baker Hughes Incorporated and Chad C. Deaton (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed on October 7, 2004).

10.4+	Stock Option Agreement issued to Chad C. Deaton on October 25, 2004 in the amount of 75,000 shares of Company Common Stock (filed as Exhibit 10.4 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2004).

10.5+	Agreement regarding restricted stock award issued to Chad C. Deaton on October 25, 2004 in the amount of 80,000 shares of Company Common Stock (filed as Exhibit 10.5 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2004).

10.6+	Agreement regarding restricted stock award issued to James R. Clark on October 27, 2004 in the amount of 40,000 shares of Baker Hughes Incorporated Common Stock (filed as Exhibit 10.7 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2004).

10.7+	Second Amended and Restated Stock Matching Agreement by and between Baker Hughes Incorporated and James R. Clark dated as of October 25, 2004 (filed as Exhibit 10.6 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2004).

10.8+	Letter dated October 26, 2005 to James R. Clark clarifying Mr. Clark’s employment terms (filed as Exhibit 10.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2005).

10.9	Letter Agreement between Baker Hughes Incorporated and James R. Clark dated August 30, 2007 (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed August 31, 2007).

10.10+	Letter Agreement between Peter A. Ragauss and Baker Hughes Incorporated dated as of March 27, 2006 (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed March 31, 2006).

10.11+	Letter Agreement between Baker Hughes Incorporated and David H. Barr dated October 25, 2007 (filed as Exhibit 10.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2007).

10.12+	Form of Change in Control Severance Plan (filed as Exhibit 10.8 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.13+	Form of Change in Control Severance Agreement between Baker Hughes Incorporated and David H. Barr and John A. O’Donnell effective as of July 28, 2004, and with James R. Clark and Alan R. Crain, Jr. to be effective as of January 1, 2006 and with Chris P. Beaver, Paul S. Butero and Martin S. Craighead effective as of February 28, 2005 and with Richard L. Williams effective as of May 2, 2005 and with Peter A. Ragauss to be effective as of April 26, 2006 and with Gary G. Rich effective as of September 15, 2006 and with Didier Charreton to be effective as of March 2, 2007 and with Stephen K. Ellison effective as of May 1, 2007 and with Nelson Ney to be effective as of December 13, 2007 (filed as Exhibit 10.8 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2004).
10.14+	Form of Indemnification Agreement between Baker Hughes Incorporated and each of the directors and executive officers (filed as Exhibit 10.4 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.15+	Baker Hughes Incorporated Director Retirement Policy for Certain Members of the Board of Directors (filed as Exhibit 10.10 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.16+	Baker Hughes Incorporated Director Compensation Deferral Plan, as amended and restated effective as of July 24, 2002 (filed as Exhibit 10.16 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2002).

10.17+*	Baker Hughes Incorporated Executive Severance Plan, as amended and restated on February 7, 2008.

10.18+*	Baker Hughes Incorporated Annual Incentive Compensation Plan, as amended and restated on February 20, 2008.

10.19+	Baker Hughes Incorporated Supplemental Retirement Plan, as amended and restated effective as of January 1, 2005 (filed as Exhibit 10.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2005).

10.20+	First Amendment to Baker Hughes Incorporated Supplemental Retirement Plan, as amended and restated effective as of January 1, 2005, dated February 9, 2007 to be effective January 1, 2007 (filed as Exhibit 10.19 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2006).

10.21+	Long-Term Incentive Plan, as amended by Amendment No. 1999-1 to Long-Term Incentive Plan (filed as Exhibit 10.18 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2002).

10.22+	Baker Hughes Incorporated 1998 Employee Stock Option Plan, as amended by Amendment No. 1999-1 to 1998 Employee Stock Option Plan (filed as Exhibit 10.3 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2003).

10.23+	Baker Hughes Incorporated 2002 Employee Long-Term Incentive Plan (filed as Exhibit 4.4 to Registration Statement No. 333-87372 of Baker Hughes Incorporated on Form S-8 filed May 1, 2002).

10.24+	Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan (filed as Exhibit 10.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2003).

10.25+	Amendment to 2002 Director & Officer Long-Term Incentive Plan, effective as of October 27, 2005 (filed as Exhibit 10.3 of Baker Hughes Incorporated to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.26	Baker Hughes Incorporated Employee Stock Purchase Plan, as amended and restated, effective as of March 3, 2003 (filed as Exhibit 10.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2003).

10.27+	Form of Stock Option Agreement for executive officers effective October 1, 1998 (filed as Exhibit 10.37 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

10.28+	Form of Nonqualified Stock Option Agreement for directors effective October 25, 1998 (filed as Exhibit 10.39 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

10.29+	Form of Baker Hughes Incorporated Nonqualified Stock Option Agreement for executive officers, dated January 24, 2001 (filed as Exhibit 10.41 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

10.30	Form of Baker Hughes Incorporated Nonqualified Stock Option Agreement for employees, dated January 30, 2002 (filed as Exhibit 10.43 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

10.31	Form of Baker Hughes Incorporated Incentive Stock Option Agreement for employees, dated January 30, 2002 (filed as Exhibit 10.44 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

10.32+	Form of Baker Hughes Incorporated Stock Option Award Agreements, with Terms and Conditions (filed as Exhibit 10.46 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2002).

10.33+	Form of Baker Hughes Incorporated Performance Award Agreement, including Terms and Conditions for certain executive officers (filed as Exhibit 10.4 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2004).

10.34+	Form of Restricted Stock Award Resolution, including Terms and Conditions (filed as Exhibit 10.3 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2004).

10.35+	Form of Baker Hughes Incorporated Restricted Stock Award Agreement (filed as Exhibit 10.54 to Annual Report on Form 10-K for the year ended December 31, 2004).

10.36+	Form of Baker Hughes Incorporated Restricted Stock Award Terms and Conditions (filed as Exhibit 10.54 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2004).

10.37*	Form of Baker Hughes Incorporated Restricted Stock Unit Agreement, including Terms and Conditions.

10.38	Form of Baker Hughes Incorporated Restricted Stock Unit Agreement (filed as Exhibit 10.54 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2004).

10.39	Form of Baker Hughes Incorporated Restricted Stock Unit Terms and Conditions (filed as Exhibit 10.54 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2004).

10.40+	Form of Baker Hughes Incorporated Restricted Stock Award, including Terms and Conditions for directors (filed as Exhibit 10.40 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2005).

10.41+	Form of Baker Hughes Incorporated Stock Option Award Agreement, including Terms and Conditions for directors (filed as Exhibit 10.41 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2005).

10.42+*	Form of Baker Hughes Incorporated Performance Unit Award Agreement, including Terms and Conditions.

10.43+	Form of Baker Hughes Incorporated Performance Unit Award Agreement, including Terms and Conditions (filed as Exhibit 10.42 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2005).

10.44+	Performance Goals for the Performance Unit Award granted in 2006 (filed as Exhibit 10.43 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2005).

10.45+	Form of Performance Goals for the Performance Unit Awards (filed as Exhibit 10.44 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2006).

10.46+*	Compensation Table for Named Executive Officers and Directors.
10.47	Form of Credit Agreement, dated as of July 7, 2005, among Baker Hughes Incorporated, JPMorgan Chase Bank, N.A., as Administrative Agent and fourteen lenders for $500 million, in the aggregate for all banks (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed July 11, 2005).

10.48	First Amendment to the Credit Agreement dated June 7, 2006, among Baker Hughes Incorporated and fifteen banks for $500 million, in the aggregate for all banks (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed on June 12, 2006).

10.49	Second Amendment to the Credit Agreement dated June 7, 2006, among Baker Hughes Incorporated and fifteen banks for $500 million, in the aggregate for all banks (filed as Exhibit 10.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2007).

10.50	Agreement of Resignation, Appointment and Acceptance by and among Baker Hughes Incorporated, Citibank, N.A. and the Bank of New York Trust Company, N.A. dated as of April 26, 2007, effective May 1, 2007 (filed as Exhibit 10.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

10.51	Agreement and Plan of Merger among Baker Hughes Incorporated, Baker Hughes Delaware I, Inc. and Western Atlas Inc. dated as of May 10, 1998 (filed as Exhibit 10.30 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.52	Tax Sharing Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA Inc. (filed as Exhibit 10.31 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.53+	Employee Benefits Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA Inc. (filed as Exhibit 10.32 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.54	Deferred Prosecution Agreement between Baker Hughes Incorporated and the United States Department of Justice filed on April 26, 2007, with the United States District Court of Texas, Houston Division (filed as Exhibit 10.4 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

10.55	Plea Agreement between Baker Hughes Services International, Inc. and the United States Department of Justice filed on April 26, 2007, with the United States District Court of Texas, Houston Division (filed as Exhibit 10.5 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chad C. Deaton, Chief Executive Officer, dated February 21, 2008, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Peter A. Ragauss, Chief Financial Officer, dated February 21, 2008, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32*	Statement of Chad C. Deaton, Chief Executive Officer, and Peter A. Ragauss, Chief Financial Officer, dated February 21, 2008, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

99.1	Administrative Proceeding, File No. 3-10572, dated September 12, 2001, as issued by the Securities and Exchange Commission (filed as Exhibit 99.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed on September 19, 2001).

99.2	Baker Hughes Incorporated Information document filed on April 26, 2007, by the United States Attorney’s Office for the Southern District of Texas and the United States Department of Justice (filed as Exhibit 99.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

99.3	Baker Hughes Services International, Inc. Information document filed on April 26, 2007, by the Untied States Attorney’s Office for the Southern District of Texas and the United States Department of Justice (filed as Exhibit 99.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).
99.4	Sentencing Memorandum and Motion for Waiver of Pre-Sentence Investigation of Baker Hughes Services International, Inc. (filed as Exhibit 99.3 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

99.5	Baker Hughes Services International, Inc. Sentencing Letter from the United States Department of Justice dated April 24, 2007 (filed as Exhibit 99.4 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

99.6	The Complaint by the Securities and Exchange Commission vs. Baker Hughes Incorporated filed on April 26, 2007, with the United States District Court of Texas, Houston Division (filed as Exhibit 99.5 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

99.7	Final Judgment by the Securities and Exchange Commission as to Defendant Baker Hughes Incorporated dated and filed on May 1, 2007, with the United States District Court of Texas, Houston Division (filed as Exhibit 99.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2007).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKER HUGHES INCORPORATED
Date: February 21, 2008	/s/ CHAD C. DEATON
Chad C. Deaton
Chairman of the Board, President and Chief Executive Officer

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

Signature	Title	Date

/s/ CHAD C. DEATON (Chad C. Deaton)	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	February 21, 2008

/s/ PETER A. RAGAUSS (Peter A. Ragauss)	Senior Vice President and Chief Financial Officer (principal financial officer)	February 21, 2008

/s/ ALAN J. KEIFER (Alan J. Keifer)	Vice President and Controller (principal accounting officer)	February 21, 2008

/s/ LARRY D. BRADY	Director	February 21, 2008

(Larry D. Brady)

/s/ CLARENCE P. CAZALOT, JR.	Director	February 21, 2008

(Clarence P. Cazalot, Jr.)

/s/ EDWARD P. DJEREJIAN	Director	February 21, 2008

(Edward P. Djerejian)

/s/ ANTHONY G. FERNANDES	Director	February 21, 2008

(Anthony G. Fernandes)

/s/ CLAIRE W. GARGALLI	Director	February 21, 2008

(Claire W. Gargalli)

/s/ PIERRE H. JUNGELS	Director	February 21, 2008

(Pierre H. Jungels)

/s/ JAMES A. LASH	Director	February 21, 2008

(James A. Lash)

/s/ JAMES F. MCCALL	Director	February 21, 2008

(James F. McCall)

/s/ J. LARRY NICHOLS	Director	February 21, 2008

(J. Larry Nichols)

/s/ H. JOHN RILEY, JR.	Director	February 21, 2008

(H. John Riley, Jr.)

/s/ CHARLES L. WATSON	Director	February 21, 2008

(Charles L. Watson)

Baker Hughes Incorporated
Schedule II – Valuation and Qualifying Accounts

		Additions	Deductions
	Balance at	Charged to	Reversal of		Charged to	Balance at
	Beginning	Cost and	Prior		Other	End of
(In millions)	of Period	Expenses	Deductions (1)	Write-offs (2)	Accounts (3)	Period

Year ended December 31, 2007:
Reserve for doubtful accounts receivable	$50.5	$36.2	$(14.2)	$(10.0)	$(3.5)	$59.0
Reserve for inventories	211.7	43.4	—	(37.2)	3.3	221.2

Year ended December 31, 2006:
Reserve for doubtful accounts receivable	51.4	27.5	(20.2)	(11.3)	3.1	50.5
Reserve for inventories	201.3	44.9	—	(38.8)	4.3	211.7

Year ended December 31, 2005:
Reserve for doubtful accounts receivable	50.2	28.3	(14.8)	(8.0)	(4.3)	51.4
Reserve for inventories	220.0	31.4	—	(42.1)	(8.0)	201.3

(1)	Represents the reversals of prior accruals as receivables are collected.

(2)	Represents the elimination of accounts receivable and inventory deemed uncollectible or worthless.

(3)	Represents reclasses, currency translation adjustments and divestitures.

Exhibit Index
Each exhibit identified below is filed as a part of this report. Exhibits designated with an “*” are filed as an exhibit to this Annual Report on Form 10-K. Exhibits designated with a “+” are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2007).

3.2	Bylaws of Baker Hughes Incorporated restated as of April 26, 2007 (filed as Exhibit 3.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

4.1	Rights of Holders of the Company’s Long-Term Debt. The Company has no long-term debt instrument with regard to which the securities authorized there under equal or exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of its long-term debt instruments to the SEC upon request.

4.2	Restated Certificate of Incorporation (filed as Exhibit 3.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2007).

4.3	Bylaws of Baker Hughes Incorporated restated as of April 26, 2007 (filed as Exhibit 3.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

4.4	Indenture dated as of May 15, 1994 between Western Atlas Inc. and The Bank of New York, Trustee, providing for the issuance of securities in series (filed as Exhibit 4.4 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2004).

10.1+	Employment Agreement by and between Baker Hughes Incorporated and Chad C. Deaton dated as of October 25, 2004 (filed as Exhibit 10.3 to Current Report of Baker Hughes Incorporated on Form 8-K filed October 7, 2004).

10.2+	Change in Control Agreement between Baker Hughes Incorporated and Chad C. Deaton dated as of October 25, 2004 (filed as Exhibit 10.2 to Current Report of Baker Hughes Incorporated on Form 8-K filed October 7, 2004).

10.3+	Indemnification Agreement dated as of October 25, 2004 between Baker Hughes Incorporated and Chad C. Deaton (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed on October 7, 2004).

10.4+	Stock Option Agreement issued to Chad C. Deaton on October 25, 2004 in the amount of 75,000 shares of Company Common Stock (filed as Exhibit 10.4 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2004).

10.5+	Agreement regarding restricted stock award issued to Chad C. Deaton on October 25, 2004 in the amount of 80,000 shares of Company Common Stock (filed as Exhibit 10.5 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2004).

10.6+	Agreement regarding restricted stock award issued to James R. Clark on October 27, 2004 in the amount of 40,000 shares of Baker Hughes Incorporated Common Stock (filed as Exhibit 10.7 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2004).

10.7+	Second Amended and Restated Stock Matching Agreement by and between Baker Hughes Incorporated and James R. Clark dated as of October 25, 2004 (filed as Exhibit 10.6 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2004).

10.8+	Letter dated October 26, 2005 to James R. Clark clarifying Mr. Clark’s employment terms (filed as Exhibit 10.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2005).

10.9	Letter Agreement between Baker Hughes Incorporated and James R. Clark dated August 30, 2007 (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed August 31, 2007).

10.10+	Letter Agreement between Peter A. Ragauss and Baker Hughes Incorporated dated as of March 27, 2006 (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed March 31, 2006).

10.11+	Letter Agreement between Baker Hughes Incorporated and David H. Barr dated October 25, 2007 (filed as Exhibit 10.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2007).

10.12+	Form of Change in Control Severance Plan (filed as Exhibit 10.8 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.13+	Form of Change in Control Severance Agreement between Baker Hughes Incorporated and David H. Barr and John A. O’Donnell effective as of July 28, 2004, and with James R. Clark and Alan R. Crain, Jr. to be effective as of January 1, 2006 and with Chris P. Beaver, Paul S. Butero and Martin S. Craighead effective as of February 28, 2005 and with Richard L. Williams effective as of May 2, 2005 and with Peter A. Ragauss to be effective as of April 26, 2006 and with Gary G. Rich effective as of September 15, 2006 and with Didier Charreton to be effective as of March 2, 2007 and with Stephen K. Ellison effective as of May 1, 2007 and with Nelson Ney to be effective as of December 13, 2007 (filed as Exhibit 10.8 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2004).

10.14+	Form of Indemnification Agreement between Baker Hughes Incorporated and each of the directors and executive officers (filed as Exhibit 10.4 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.15+	Baker Hughes Incorporated Director Retirement Policy for Certain Members of the Board of Directors (filed as Exhibit 10.10 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.16+	Baker Hughes Incorporated Director Compensation Deferral Plan, as amended and restated effective as of July 24, 2002 (filed as Exhibit 10.16 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2002).

10.17+*	Baker Hughes Incorporated Executive Severance Plan, as amended and restated on February 7, 2008.

10.18+*	Baker Hughes Incorporated Annual Incentive Compensation Plan, as amended and restated on February 20, 2008.

10.19+	Baker Hughes Incorporated Supplemental Retirement Plan, as amended and restated effective as of January 1, 2005 (filed as Exhibit 10.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2005).

10.20+	First Amendment to Baker Hughes Incorporated Supplemental Retirement Plan, as amended and restated effective as of January 1, 2005, dated February 9, 2007 to be effective January 1, 2007 (filed as Exhibit 10.19 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2006).

10.21+	Long-Term Incentive Plan, as amended by Amendment No. 1999-1 to Long-Term Incentive Plan (filed as Exhibit 10.18 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2002).

10.22+	Baker Hughes Incorporated 1998 Employee Stock Option Plan, as amended by Amendment No. 1999-1 to 1998 Employee Stock Option Plan (filed as Exhibit 10.3 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2003).

10.23+	Baker Hughes Incorporated 2002 Employee Long-Term Incentive Plan (filed as Exhibit 4.4 to Registration Statement No. 333-87372 of Baker Hughes Incorporated on Form S-8 filed May 1, 2002).

10.24+	Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan (filed as Exhibit 10.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2003).

10.25+	Amendment to 2002 Director & Officer Long-Term Incentive Plan, effective as of October 27, 2005 (filed as Exhibit 10.3 of Baker Hughes Incorporated to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.26	Baker Hughes Incorporated Employee Stock Purchase Plan, as amended and restated, effective as of March 3, 2003 (filed as Exhibit 10.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2003).

10.27+	Form of Stock Option Agreement for executive officers effective October 1, 1998 (filed as Exhibit 10.37 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

10.28+	Form of Nonqualified Stock Option Agreement for directors effective October 25, 1998 (filed as Exhibit 10.39 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

10.29+	Form of Baker Hughes Incorporated Nonqualified Stock Option Agreement for executive officers, dated January 24, 2001 (filed as Exhibit 10.41 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

10.30	Form of Baker Hughes Incorporated Nonqualified Stock Option Agreement for employees, dated January 30, 2002 (filed as Exhibit 10.43 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

10.31	Form of Baker Hughes Incorporated Incentive Stock Option Agreement for employees, dated January 30, 2002 (filed as Exhibit 10.44 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

10.32+	Form of Baker Hughes Incorporated Stock Option Award Agreements, with Terms and Conditions (filed as Exhibit 10.46 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2002).

10.33+	Form of Baker Hughes Incorporated Performance Award Agreement, including Terms and Conditions for certain executive officers (filed as Exhibit 10.4 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2004).

10.34+	Form of Restricted Stock Award Resolution, including Terms and Conditions (filed as Exhibit 10.3 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2004).

10.35+	Form of Baker Hughes Incorporated Restricted Stock Award Agreement (filed as Exhibit 10.54 to Annual Report on Form 10-K for the year ended December 31, 2004).

10.36+	Form of Baker Hughes Incorporated Restricted Stock Award Terms and Conditions (filed as Exhibit 10.54 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2004).

10.37*	Form of Baker Hughes Incorporated Restricted Stock Unit Agreement, including Terms and Conditions.

10.38	Form of Baker Hughes Incorporated Restricted Stock Unit Agreement (filed as Exhibit 10.54 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2004).

10.39	Form of Baker Hughes Incorporated Restricted Stock Unit Terms and Conditions (filed as Exhibit 10.54 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2004).

10.40+	Form of Baker Hughes Incorporated Restricted Stock Award, including Terms and Conditions for directors (filed as Exhibit 10.40 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2005).

10.41+	Form of Baker Hughes Incorporated Stock Option Award Agreement, including Terms and Conditions for directors (filed as Exhibit 10.41 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2005).

10.42+*	Form of Baker Hughes Incorporated Performance Unit Award Agreement, including Terms and Conditions.

10.43+	Form of Baker Hughes Incorporated Performance Unit Award Agreement, including Terms and Conditions (filed as Exhibit 10.42 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2005).

10.44+	Performance Goals for the Performance Unit Award granted in 2006 (filed as Exhibit 10.43 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2005).

10.45+	Form of Performance Goals for the Performance Unit Awards (filed as Exhibit 10.44 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2006).

10.46+*	Compensation Table for Named Executive Officers and Directors.

10.47	Form of Credit Agreement, dated as of July 7, 2005, among Baker Hughes Incorporated, JPMorgan Chase Bank, N.A., as Administrative Agent and fourteen lenders for $500 million, in the aggregate for all banks (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed July 11, 2005).

10.48	First Amendment to the Credit Agreement dated June 7, 2006, among Baker Hughes Incorporated and fifteen banks for $500 million, in the aggregate for all banks (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed on June 12, 2006).

10.49	Second Amendment to the Credit Agreement dated June 7, 2006, among Baker Hughes Incorporated and fifteen banks for $500 million, in the aggregate for all banks (filed as Exhibit 10.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2007).

10.50	Agreement of Resignation, Appointment and Acceptance by and among Baker Hughes Incorporated, Citibank, N.A. and the Bank of New York Trust Company, N.A. dated as of April 26, 2007, effective May 1, 2007 (filed as Exhibit 10.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

10.51	Agreement and Plan of Merger among Baker Hughes Incorporated, Baker Hughes Delaware I, Inc. and Western Atlas Inc. dated as of May 10, 1998 (filed as Exhibit 10.30 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.52	Tax Sharing Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA Inc. (filed as Exhibit 10.31 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.53+	Employee Benefits Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA Inc. (filed as Exhibit 10.32 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.54	Deferred Prosecution Agreement between Baker Hughes Incorporated and the United States Department of Justice filed on April 26, 2007, with the United States District Court of Texas, Houston Division (filed as Exhibit 10.4 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

10.55	Plea Agreement between Baker Hughes Services International, Inc. and the United States Department of Justice filed on April 26, 2007, with the United States District Court of Texas, Houston Division (filed as Exhibit 10.5 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chad C. Deaton, Chief Executive Officer, dated February 21, 2008, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Peter A. Ragauss, Chief Financial Officer, dated February 21, 2008, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32*	Statement of Chad C. Deaton, Chief Executive Officer, and Peter A. Ragauss, Chief Financial Officer, dated February 21, 2008, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

99.1	Administrative Proceeding, File No. 3-10572, dated September 12, 2001, as issued by the Securities and Exchange Commission (filed as Exhibit 99.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed on September 19, 2001).

99.2	Baker Hughes Incorporated Information document filed on April 26, 2007, by the United States Attorney’s Office for the Southern District of Texas and the United States Department of Justice (filed as Exhibit 99.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

99.3	Baker Hughes Services International, Inc. Information document filed on April 26, 2007, by the Untied States Attorney’s Office for the Southern District of Texas and the United States Department of Justice (filed as Exhibit 99.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

99.4	Sentencing Memorandum and Motion for Waiver of Pre-Sentence Investigation of Baker Hughes Services International, Inc. (filed as Exhibit 99.3 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

99.5	Baker Hughes Services International, Inc. Sentencing Letter from the United States Department of Justice dated April 24, 2007 (filed as Exhibit 99.4 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

99.6	The Complaint by the Securities and Exchange Commission vs. Baker Hughes Incorporated filed on April 26, 2007, with the United States District Court of Texas, Houston Division (filed as Exhibit 99.5 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

99.7	Final Judgment by the Securities and Exchange Commission as to Defendant Baker Hughes Incorporated dated and filed on May 1, 2007, with the United States District Court of Texas, Houston Division (filed as Exhibit 99.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2007).