Form 10-Q
period 2008-03-31
BAKER HUGHES INC
filed 2008-04-29
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

As of April 24, 2008, the registrant has outstanding 308,020,378 shares of common stock, $1 par value per share.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Baker Hughes Incorporated
Consolidated Condensed Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenues:
Sales	$1,253.3	$1,200.9
Services and rentals	1,417.1	1,271.9

Total revenues	2,670.4	2,472.8

Costs and expenses:
Cost of sales	865.4	819.7
Cost of services and rentals	904.0	780.4
Research and engineering	102.3	91.6
Marketing, general and administrative	250.5	220.9

Total costs and expenses	2,122.2	1,912.6

Operating income	548.2	560.2
Equity in income of affiliates	0.5	0.2
Gain on sale of product line	28.2	—
Interest expense	(15.7)	(16.8)
Interest and dividend income	8.0	11.5

Income before income taxes	569.2	555.1
Income taxes	(174.2)	(180.4)

Net income	$395.0	$374.7

Basic earnings per share	$1.28	$1.17

Diluted earnings per share	$1.27	$1.17

Cash dividends per share	$0.13	$0.13
See accompanying notes to unaudited consolidated condensed financial statements.

Baker Hughes Incorporated
Consolidated Condensed Balance Sheets
(In millions)

	March 31,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$1,030.4	$1,054.4
Accounts receivable, net	2,424.0	2,382.9
Inventories	1,851.9	1,714.4
Deferred income taxes	181.5	181.5
Other current assets	135.5	122.4

Total current assets	5,623.3	5,455.6

Property, plant and equipment	2,406.9	2,344.6
Goodwill	1,352.3	1,354.2
Intangible assets, net	172.1	176.6
Other assets	522.7	525.6

Total assets	$10,077.3	$9,856.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$688.7	$704.2
Short-term borrowings and current portion of long-term debt	506.7	15.4
Accrued employee compensation	383.5	456.8
Income taxes payable	225.7	190.9
Other accrued liabilities	212.3	250.6

Total current liabilities	2,016.9	1,617.9

Long-term debt	1,039.7	1,069.4
Deferred income taxes and other tax liabilities	433.7	415.6
Liabilities for pensions and other postretirement benefits	329.5	332.1
Other liabilities	94.0	116.0
Commitments and contingencies

Stockholders’ Equity:
Common stock	308.0	315.4
Capital in excess of par value	704.0	1,216.1
Retained earnings	5,172.8	4,818.3
Accumulated other comprehensive loss	(21.3)	(44.2)

Total stockholders’ equity	6,163.5	6,305.6

Total liabilities and stockholders’ equity	$10,077.3	$9,856.6

See accompanying notes to unaudited consolidated condensed financial statements.

Baker Hughes Incorporated
Consolidated Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net income	$395.0	$374.7
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	146.8	119.8
Amortization of net deferred gains on derivatives	(5.3)	(1.3)
Stock-based compensation costs	15.1	12.6
Benefit for deferred income taxes	(12.9)	(28.7)
Gain on disposal of assets	(8.0)	(24.4)
Equity in income of affiliates	(0.5)	(0.2)
Gain on sale of product line	(28.2)	—
Changes in operating assets and liabilities:
Accounts receivable	(29.4)	(201.3)
Inventories	(118.2)	(126.6)
Accounts payable	(20.8)	(15.9)
Accrued employee compensation and other accrued liabilities	(130.1)	(228.3)
Income taxes payable	64.5	161.3
Other	(32.1)	14.0

Net cash flows from operating activities	235.9	55.7

Cash flows from investing activities:
Expenditures for capital assets	(226.6)	(262.0)
Proceeds from disposal of assets	35.8	49.7
Proceeds from sale of product line	31.0	—
Purchases of short-term investments	—	(864.3)
Proceeds from maturities of short-term investments	—	1,020.6

Net cash flows from investing activities	(159.8)	(56.0)

Cash flows from financing activities:
Net borrowings of commercial paper and other short-term debt	466.4	7.4
Proceeds from issuance of common stock	35.8	4.0
Repurchases of common stock	(567.8)	—
Dividends	(40.6)	(41.5)

Net cash flows from financing activities	(106.2)	(30.1)

Effect of foreign exchange rate changes on cash	6.1	(0.9)

Decrease in cash and cash equivalents	(24.0)	(31.3)
Cash and cash equivalents, beginning of period	1,054.4	750.0

Cash and cash equivalents, end of period	$1,030.4	$718.7

Income taxes paid (net of refunds)	$125.3	$44.9
Interest paid	$30.8	$30.0
See accompanying notes to unaudited consolidated condensed financial statements.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements
NOTE 1. GENERAL
Nature of Operations
     Baker Hughes Incorporated (“we,” “our” or “us”) is engaged in the oilfield services industry. We are a major supplier of wellbore related products and technology services and systems and provide products and services for drilling, formation evaluation, completion and production and reservoir technology and consulting to the worldwide oil and natural gas industry.
Basis of Presentation
     Our unaudited consolidated condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited consolidated condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. These unaudited consolidated condensed financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
     In the notes to the unaudited consolidated condensed financial statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated.
Reclassifications
     During the fourth quarter of 2007, we began classifying certain expenses as cost of sales and cost of services and rentals that were previously classified as selling, general and administrative expenses. The change was the result of an internal review to improve management reporting. The reclassified expenses relate to selling and field service costs which are closely related to operating activities. In addition, we have renamed selling, general and administrative expenses on the statement of operations to marketing, general and administrative expenses to more accurately describe the costs included therein. The impact of these reclassifications for the three months ended March 31, 2007 is to increase cost of sales by $86.3 million; increase cost of services and rentals by $30.1 million and decrease marketing, general and administrative expenses by $116.4 million. These reclassifications had no impact on total costs and expenses as these changes offset one another.
New Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In November 2007, the FASB placed a one year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities; however, SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities. We adopted all requirements of SFAS 157 on January 1, 2008, except as they relate to nonfinancial assets and liabilities, which will be adopted on January 1, 2009, as allowed under SFAS 157. See Note 8 for further information on the impact of this standard to financial assets and liabilities. We have not yet determined the impact, if any, on our consolidated condensed financial statements for nonfinancial assets and liabilities.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Additionally, it requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006; however, the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. We adopted all requirements of SFAS 158 on December 31, 2006, except for the funded status measurement date requirement, which will be adopted on December 31, 2008, as allowed under SFAS 158. We currently do not expect there to be a material impact on our consolidated condensed financial statements as a result of the adoption of the funded status measurement date requirement.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008, and there was no impact on our consolidated condensed financial statements as we did not choose to measure any eligible financial assets or liabilities at fair value.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary in an effort to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS 160 on January 1, 2009, and have not yet determined the impact, if any, on our consolidated condensed financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R replaces FASB Statement No. 141, Business Combinations (“SFAS 141”). The statement retains the purchase method of accounting used in business combinations but replaces SFAS 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction and restructuring costs related to the acquisition be expensed. In addition, the statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt SFAS 141R on January 1, 2009 for acquisitions on or after this date.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. The statement also requires enhanced disclosures regarding how and why entities use derivative instruments, how derivative instruments and related hedged items are accounted and how derivative instruments and related hedged items affect entities’ financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We will adopt the new disclosure requirements of SFAS 161 in the first quarter of 2009.
NOTE 2. GAIN ON SALE OF PRODUCT LINE
     In February 2008, we sold the assets associated with the Completion and Production segment’s Surface Safety Systems (“SSS”) product line and received cash proceeds of $31.0 million. The SSS assets sold included hydraulic and pneumatic actuators, bonnet assemblies and control systems. We recorded a pre-tax gain of $28.2 million (approximately $18.4 million after-tax).
NOTE 3. STOCK-BASED COMPENSATION
     We grant various forms of equity based awards to directors, officers and other key employees. These equity based awards consist primarily of stock options, restricted stock awards and restricted stock units. We also have an Employee Stock Purchase Plan available for eligible employees to purchase shares of our common stock at a 15% discount. We recorded $15.1 million and $12.6 million of total stock-based compensation expense for the three months ended March 31, 2008 and 2007, respectively.
Stock Options
     Our stock option plans provide for the issuance of incentive and non-qualified stock options to directors, officers and other key employees at an exercise price equal to the fair market value of the stock at the date of grant.
     The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the option pricing model for the three months ended March 31, 2008 and 2007.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial statements (continued)

	2008	2007

Expected life (years)	5.5	5.1
Risk-free interest rate	2.8%	4.8%
Volatility	30.1%	29.6%
Dividend yield	0.7%	0.8%
Weighted-average fair value per share at grant date	$21.36	$22.31
     We granted 344,863 options during the three months ended March 31, 2008 at a weighted-average exercise price per option of $69.92.
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
     We granted 347,191 RSAs and 103,343 RSUs during the three months ended March 31, 2008 at a weighted-average price per award or unit of $70.08 and $69.92, respectively.
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

	2008	2007

Expected life (years)	1.0	1.0
Risk-free interest rate	3.3%	4.9%
Volatility	32.8%	30.5%
Dividend Yield	0.6%	0.7%
Weighted-average fair value per share at grant date	$11.44	$10.39
     Based on contributions as currently elected by eligible employees and our stock price on January 1, 2008, we estimate we will issue approximately 627,192 shares under the ESPP on or around January 1, 2009.
NOTE 4. EARNINGS PER SHARE
     A reconciliation of the number of shares used for the basic and diluted EPS calculation is as follows:

	Three Months Ended
	March 31,
	2008	2007

Weighted average common shares outstanding for basic EPS	309.7	319.1
Effect of dilutive securities – stock plans	1.5	1.9

Adjusted weighted average common shares outstanding for diluted EPS	311.2	321.0

Future potentially dilutive shares excluded from diluted EPS:
Options with an exercise price greater than average market price for the period	0.9	1.0

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
NOTE 5. INVENTORIES
     Inventories are comprised of the following:

	March 31,	December 31,
	2008	2007

Finished goods	$1,528.3	$1,414.0
Work in process	192.6	177.5
Raw materials	131.0	122.9

Total	$1,851.9	$1,714.4

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment are comprised of the following:

	March 31,	December 31,
	2008	2007

Land	$64.6	$62.0
Buildings and improvements	787.2	774.7
Machinery and equipment	2,826.5	2,745.0
Rental tools and equipment	1,797.7	1,739.3

Subtotal	5,476.0	5,321.0
Accumulated depreciation	(3,069.1)	(2,976.4)

Total	$2,406.9	$2,344.6

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
     The changes in the carrying amount of goodwill are detailed below by segment:

	Drilling	Completion
	and	and
	Evaluation	Production	Total

Balance as of December 31, 2007	$914.0	$440.2	$1,354.2
Translation adjustments and other	(1.6)	(0.3)	(1.9)

Balance as of March 31, 2008	$912.4	$439.9	$1,352.3

     Intangible assets are comprised of the following:

	March 31, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Technology-based	$240.6	$(109.3)	$131.3	$240.6	$(105.1)	$135.5
Contract-based	15.2	(9.5)	5.7	15.1	(9.2)	5.9
Marketing-related	5.7	(5.7)	—	5.7	(5.7)	—
Customer-based	13.5	(4.0)	9.5	13.6	(3.8)	9.8
Other	0.6	(0.4)	0.2	0.3	(0.3)	—

Total amortizable intangible assets	275.6	(128.9)	146.7	275.3	(124.1)	151.2
Marketing-related intangible assets with indefinite useful lives	25.4	—	25.4	25.4	—	25.4

Total	$301.0	$(128.9)	$172.1	$300.7	$(124.1)	$176.6

     Intangible assets with finite useful lives are amortized either on a straight-line basis with estimated useful lives ranging from 1 to 20 years, or on a basis that reflects the pattern in which the economic benefits of the intangible assets are consumed, which range from 15 to 30 years.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
     Amortization expense for intangible assets included in net income for the three months ended March 31, 2008 was $4.9 million and is estimated to be $19.2 million for the year 2008. Estimated amortization expense for each of the subsequent five fiscal years is expected to be as follows: 2009 – $17.5 million; 2010 – $14.1 million; 2011 – $12.6 million; 2012 – $11.1 million; and 2013 – $10.7 million.
NOTE 8. FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES
     On January 1, 2008, we adopted the methods of fair value as described in SFAS 157 to value our financial assets and liabilities. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The statement establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:
•	Level 1 inputs are quoted market prices in active markets for identical assets or liabilities (these are observable market inputs).

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability (includes quoted market prices for similar assets or identical or similar assets in markets in which there are few transactions, prices that are not current or vary substantially).

•	Level 3 inputs are unobservable inputs that reflect the entity’s own assumptions in pricing the asset or liability (used when little or no market data is available).
     SFAS 157 requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price be used to measure fair value whenever possible.
     Financial assets and liabilities included in our financial statements and measured at fair value as of March 31, 2008 are classified based on the valuation technique level in the table below:

		Fair Value Measurement at March 31, 2008
Description	Total	Level 1	Level 2	Level 3

Assets:
Auction rate securities	$35.6	$—	$—	$35.6
Non-qualified defined contribution plan assets	130.2	130.2	—	—

Total assets at fair value	$165.8	$130.2	$—	$35.6

Liabilities:
Non-qualified defined contribution plan liabilities	$130.2	$130.2	$—	$—

Auction Rate Securities
     Our Auction Rate Securities (“ARS”) are AAA rated non mortgage-backed securities that we classify as available-for-sale securities and report as a noncurrent investment. Due to the lack of observable market quotes on our ARS, we utilized valuation models that rely exclusively on Level 3 inputs including those that are based on collateral values, including assessments of counterparty credit quality, default risk underlying the security and interest rates. The valuation of our ARS investment is subject to uncertainties that are difficult to predict. Factors that may impact our valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, interest rates and counterparty risk. The fair value of the securities at March 31, 2008, did not change from the beginning of the quarterly period.
Non-qualified Defined Contribution Plan Assets and Liabilities
     We have a non-qualified defined contribution plan that provides basically the same benefit as our Thrift Plan for certain non-U.S. employees who are not eligible to participate in the Thrift Plan. In addition, we provide a non-qualified supplemental retirement plan for certain officers and employees whose benefits under the Thrift Plan and/or U.S. defined benefit pension plan are limited by federal tax law. The assets of both plans consist primarily of mutual funds and to a lesser extent equity securities. We hold the assets of these plans under a grantor trust and have recorded the assets along with the related deferred compensation liability at fair value. The assets and liabilities were valued using Level 1 inputs at the reporting date and were based on quoted market prices from various major stock exchanges.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
Nonfinancial Assets and Liabilities
     In November 2007, the FASB placed a one year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities. Accordingly, we will adopt the methods of fair value described in SFAS 157 for nonfinancial assets and liabilities on January 1, 2009. We have not yet determined the impact, if any, on our consolidated condensed financial statements for these nonfinancial assets and liabilities, which include, but are not limited to, goodwill, assets held for sale and asset retirement obligations.
NOTE 9. FINANCIAL INSTRUMENTS
Foreign Currency Forward Contracts
     At March 31, 2008, we had entered into several foreign currency forward contracts with notional amounts aggregating $130.0 million to hedge exposure to currency fluctuations in various foreign currencies, including British Pound Sterling, Euro, Norwegian Krone and Brazilian Real. These contracts are designated and qualify as fair value hedging instruments. Based on quoted market prices as of March 31, 2008 for contracts with similar terms and maturity dates, we recorded a loss of $0.1 million to adjust these foreign currency forward contracts to their fair market value. This loss offsets designated foreign exchange gains resulting from the underlying exposures and is included in marketing, general and administrative expenses in our consolidated condensed statement of operations.
NOTE 10. INDEBTEDNESS
     On March 3, 2008, we initiated a commercial paper program (the “Program”) under which we may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $500.0 million. The proceeds of the Program will be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases. Commercial paper issued under the Program is scheduled to mature within 270 days of issuance. The commercial paper is not redeemable prior to maturity and will not be subject to voluntary prepayment. On April 2, 2008, we increased the Program by $500.0 million to an aggregate of $1.0 billion. At March 31, 2008, we had $466.5 million in outstanding commercial paper at a weighted average interest rate of 2.3%.
     At March 31, 2008, we had $1,023.8 million of credit facilities with commercial banks, of which $500.0 million is a committed revolving credit facility (the “facility”) which expires in July 2012. There were no direct borrowings under the facility during the quarter ended March 31, 2008; however, to the extent we have outstanding commercial paper, our ability to borrow under the facility is reduced.
     At March 31, 2008, we have short-term borrowings and current portion of long-term debt of $1,006.7 million. When applicable, based on our liquidity and other requirements, we classify short-term borrowings and current portion of long-term debt as long-term to the extent of our committed facilities because we have the ability under our credit agreements and the intent to maintain these obligations for longer than one year. Accordingly, we have classified $500.0 million as long-term debt and $506.7 million as short-term debt at March 31, 2008.
     On April 1, 2008, we entered into a new additional credit agreement (the “2008 Credit Agreement”). The 2008 Credit Agreement is a committed $500.0 million revolving credit facility that expires in March 2009. The 2008 Credit Agreement contains certain covenants, which, among other things, require the maintenance of a funded indebtedness to total capitalization ratio (a defined formula per the facility) of less than or equal to 0.60, restrict certain merger transactions or the sale of all or substantially all of our assets or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the 2008 Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the 2008 Credit Agreement, covenant defaults and other customary defaults. To the extent we have outstanding commercial paper, our aggregate ability to borrow under the 2008 Credit Agreement and the facility is reduced. As of April 1, 2008, we had no direct borrowings under the 2008 Credit Agreement.
NOTE 11. SEGMENT AND RELATED INFORMATION
     We are a major provider of drilling, formation evaluation, completion and production products and services and reservoir technology and consulting to the worldwide oil and natural gas industry. We report results for our product-line focused divisions under two segments: the Drilling and Evaluation segment and the Completion and Production segment. We have aggregated the divisions within each segment because they have similar economic characteristics and because the long-term financial performance of these divisions is affected by similar economic conditions. They also operate in the same markets, which includes all of the major oil

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
and natural gas producing regions of the world. The results of each segment are evaluated regularly by our chief operating decision maker in deciding how to allocate resources and in assessing performance.
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
     The performance of our segments is evaluated based on segment profit (loss), which is defined as income before income taxes, interest expense, and interest and dividend income. During the fourth quarter of 2007 we started allocating certain expenses, previously reported in “Corporate and Other”, to the Drilling and Evaluation and Completion and Production segments. These expenses consist of administrative operations support costs that are more closely related to operating activities. The impact of this allocation was a reduction to “Corporate and Other” segment loss of $2.9 million for the three months ended March 31, 2007.

	Drilling	Completion and	Total	Corporate
	and Evaluation	Production	Oilfield	and Other	Total

Revenues
Three months ended March 31, 2008	$1,390.9	$1,279.5	$2,670.4	$—	$2,670.4
Three months ended March 31, 2007	1,288.5	1,184.2	2,472.7	0.1	2,472.8

Segment profit (loss)
Three months ended March 31, 2008	$349.5	$263.1	$612.6	$(43.4)	$569.2
Three months ended March 31, 2007	365.1	245.0	610.1	(55.0)	555.1

Total assets
As of March 31, 2008	$4,863.8	$4,182.9	$9,046.7	$1,030.6	$10,077.3
As of December 31, 2007	4,720.4	4,095.9	8,816.3	1,040.3	9,856.6
     The following table presents the details of “Corporate and Other” segment loss:

	Three Months Ended
	March 31,
	2008	2007

Corporate and other expenses	$(63.9)	$(49.7)
Gain on sale of product line	28.2	—
Interest expense	(15.7)	(16.8)
Interest and dividend income	8.0	11.5

Total	$(43.4)	$(55.0)

NOTE 12. EMPLOYEE BENEFIT PLANS
     We have noncontributory defined benefit pension plans (“Pension Benefits”) covering employees primarily in the U.S., the U.K. and Germany. We also provide certain postretirement health care benefits (“other postretirement benefits”), through an unfunded plan, to substantially all U.S. employees who retire and have met certain age and service requirements.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
     The components of net periodic benefit cost are as follows:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007	2008	2007

Service cost	$7.6	$7.9	$0.7	$0.7	$2.1	$1.9
Interest cost	4.3	3.9	4.4	4.4	2.3	2.2
Expected return on plan assets	(9.6)	(8.6)	(5.5)	(4.8)	—	—
Amortization of prior service cost	0.1	0.2	—	—	0.3	0.3
Amortization of net loss	0.1	0.1	0.3	0.7	—	—

Net periodic benefit cost/(income)	$2.5	$3.5	$(0.1)	$1.0	$4.7	$4.4

NOTE 13. GUARANTEES
     In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees, which totaled approximately $501.7 million at March 31, 2008. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our consolidated condensed financial statements.
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
     The changes in the aggregate product warranty liabilities for the three months ended March 31, 2008 are as follows:

Balance as of December 31, 2007	$14.8
Claims paid or settled	(2.0)
Additional warranties issued	1.7
Revisions in estimates of previously issued warranties	(1.2)
Other	0.2

Balance as of March 31, 2008	$13.5

NOTE 14. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to owners. The components of our comprehensive income (loss), net of related tax, are as follows:

	Three Months Ended
	March 31,
	2008	2007

Net income	$395.0	$374.7
Other comprehensive income (loss):
Foreign currency translation adjustments:
Translation adjustments during the period	27.4	6.3
Pension and other postretirement benefits	(4.5)	(0.3)

Total comprehensive income	$417.9	$380.7

     Total accumulated other comprehensive loss consisted of the following:

	March 31,	December 31,
	2008	2007

Foreign currency translation adjustments	$39.3	$11.9
Pension and other postretirement benefits	(60.6)	(56.1)

Total accumulated other comprehensive loss	$(21.3)	$(44.2)

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

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
     We retained in 2007 and the SEC and DOJ approved an independent monitor to assess our FCPA compliance policies and procedures for the specified three-year period. During March 2008, the independent monitor provided us with his initial recommendations relating to our compliance policies and procedures, primarily in the areas of internal controls, internal audit, agent due diligence, customs, training, human resources, and related matters. Consistent with the monitor’s recommendations, we are continuing the comprehensive compliance activities we already have in place, enhancing and streamlining some of those activities, initiating additional activities and expediting the introduction of certain previously planned compliance related activities.
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
     On May 12, 2006, Baker Hughes Oilfield Operations, Inc. (“BHOO”), a subsidiary of the Company, was named as a defendant in a lawsuit in the United States District Court, Eastern District of Texas brought by Reed Hycalog against BHOO and other third parties arising out of alleged patent infringement relating to the sale of certain diamond drill bits utilizing certain types of polycrystalline diamond cutters sold by our Hughes Christensen division. Reed Hycalog seeks compensatory damages and injunctive relief against the defendants, as well as attorneys’ fees and other costs. On September 11, 2007, the court issued a ruling regarding the scope of Reed Hycalog’s patent infringement claims. On January 18, 2008, Reed Hycalog filed with the court a report claiming an amount of compensatory damages due from Baker Hughes ranging from approximately $51 million to approximately $226 million. Reed Hycalog has also claimed they are entitled to enhanced damages and attorney fees. The Company and BHOO believe we have reasonable defenses to these claims and have asserted counter-claims for infringement by Reed Hycalog of certain of our drill bit patents in the lawsuit. We are not able to predict the outcome of this litigation or its impact on our consolidated condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated condensed financial statements and the related notes thereto, as well as our Annual Report on Form 10-K for the year ended December 31, 2007.
EXECUTIVE SUMMARY
Organization
     We are a leading provider of drilling, formation evaluation, completion and production products and services and reservoir technology and consulting to the worldwide oil and natural gas industry. We report our results under two segments – Drilling and Evaluation and Completion and Production – which are aligned by product line based upon the types of products and services provided to our customers and upon the business characteristics of the divisions during business cycles. In April 2008, we acquired two reservoir consulting firms – Gaffney, Cline & Associates (“GCA”) and GeoMechanics International (“GMI”). These firms provide consulting services related to reservoir engineering, technical and managerial advisory services and reservoir geomechanics and will be included in the Drilling and Evaluation segment.
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
     The business operations of our divisions are organized around four primary geographic regions: North America; Latin America; Middle East and Asia Pacific; and Europe, Africa, Russia and the Caspian. Each region has a council comprised of regional vice presidents from each division and representatives from various functions as deemed necessary. The regional vice presidents report directly to each division president. Through this structure, we have placed our management close to our customers, improving our customer relationships and allowing us to react more quickly to local market conditions and needs.
     We operate in over 90 countries around the world and our corporate headquarters are in Houston, Texas. We have significant manufacturing operations in various countries, including, but not limited to, the United States (Texas, Oklahoma and Louisiana), the U.K. (Aberdeen, East Kilbride and Belfast), Germany (Celle), and Venezuela (Maracaibo). As of March 31, 2008, we had approximately 35,800 employees. Approximately 57% of our employees work outside the U.S.
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

Oil and Natural Gas Prices
     Oil (West Texas Intermediate (WTI) Cushing Crude Oil Spot Price) and natural gas (Henry Hub Natural Gas Spot Price) prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended
	March 31,
	2008	2007

Oil prices ($/Bbl)	$97.86	$58.09
Natural gas prices ($/mmBtu)	8.64	7.19
     Oil prices averaged $97.86/Bbl in the first quarter of 2008. Prices ranged from a low of $88.11/Bbl in early February to a quarter high of $110.33/Bbl in mid-March. The increase in oil prices continues to reflect strong worldwide demand, and the weakening of the U.S. Dollar relative to other currencies. There is growing concern that slowing worldwide economic growth could negatively impact demand, particularly in the U.S. The International Energy Agency (“IEA”) estimated in its April 2008 Oil Market Report that worldwide demand would increase 1.5% to 87.2 million barrels per day in 2008, up from an estimated 86.0 million barrels per day in 2007.
     Natural gas prices averaged $8.64/mmBtu in the first quarter of 2008. Natural gas prices increased from a low of $7.51/mmBtu in early January to a high of $9.86/mmBtu in mid-March. The increase reflects a number of factors including high oil prices, lower imports of liquefied natural gas (“LNG”) compared to 2007, and strong withdrawals of natural gas from storage in March due to colder weather, which resulted in the lowest levels of natural gas in storage in four years.
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

     Our rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended
	March 31,
	2008	2007

U.S. – land and inland waters	1,712	1,651
U.S. – offshore	58	83
Canada	516	521

North America	2,286	2,255

Latin America	373	353
North Sea	40	47
Other Europe	51	28
Africa	65	66
Middle East	272	258
Asia Pacific	245	230

Outside North America	1,046	982

Worldwide	3,332	3,237

     The U.S. land and inland waters rig count increased 3.7% in the first quarter of 2008 compared with the first quarter of 2007, due primarily to growth in drilling for oil. The U.S. offshore rig count decreased 30.1% in the first quarter of 2008 compared with the first quarter of 2007 due to continued weakness in shallow waters in the Gulf of Mexico. The Canadian rig count was down 1.0% in the first quarter of 2008 compared with the first quarter of 2007.
     Outside North America, the rig count increased 6.5% in the first quarter of 2008 compared with the first quarter of 2007. The rig count in Latin America increased 5.7% in the first quarter of 2008 compared with the first quarter of 2007, with activity increases in Colombia, Brazil and Mexico. The North Sea rig count decreased 14.9% in the first quarter of 2008 compared with the first quarter of 2007 with the most significant decline in the U.K. The rig count in Africa decreased 1.5% in the first quarter of 2008 compared with the first quarter of 2007. The Middle East rig count increased 5.4% in the first quarter of 2008 compared with the first quarter of 2007 driven primarily by activity increases in Oman, Egypt and Saudi Arabia. The rig count in the Asia Pacific region increased 6.5% in the first quarter of 2008 compared with the first quarter of 2007 with strongest increases in Indonesia and Australia.
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
     The table below details certain consolidated condensed statement of operations data and their percentage of revenues for the three months ended March 31, 2008 and 2007, respectively.

	Three Months Ended March 31,
	2008		2007

Revenues	$2,670.4	100.0%	$2,472.8	100.0%
Cost of revenues	1,769.4	66.3%	1,600.1	64.7%
Research and engineering	102.3	3.8%	91.6	3.7%
Marketing, general and administrative	250.5	9.4%	220.9	8.9%
Revenues
     Revenues for the three months ended March 31, 2008 increased 8.0% compared with the three months ended March 31, 2007, primarily due to increases in activity, as evidenced by a 2.9% increase in the worldwide rig count and changes in market share in selected product lines and geographic areas. Revenues in North America, which accounted for 43.5% of total revenues, increased 8.4% for the three months ended March 31, 2008 compared with the three months ended March 31, 2007. This increase is primarily due to an increase in drilling activity for oil in the U.S., as evidenced by a 21.4% or 58 rig increase in the oil-directed drilling for the first quarter of 2008 compared with the first quarter of 2007 offset partially by a 1.8% or 26 rig decrease in gas-directed drilling in the same period. Revenues outside North America, which accounted for 56.5% of total revenues, increased 7.7% for the three months ended March 31, 2008 compared with the three months ended March 31, 2007. This increase reflects the improvement in international drilling activity, as evidenced by the 6.5% increase in the rig count outside North America, particularly in Latin America, the Middle East and Asia Pacific. However, the revenue growth outside North America was impacted by weather-related seasonality in the North Sea and Russia.
Cost of Revenues
     Cost of revenues for the three months ended March 31, 2008 increased 10.6% compared with the three months ended March 31, 2007. Cost of revenues as a percentage of consolidated revenues was 66.3% and 64.7% for the three months ended March 31, 2008 and 2007, respectively. The increase in cost of revenues as a percentage of consolidated revenues resulted primarily from a change in the geographic and product mix from the sale of our products and services and higher raw material and labor costs which were not fully offset by pricing increases.
Research and Engineering
     Research and engineering expenses increased 11.7% for the three months ended March 31, 2008 compared with the three months ended March 31, 2007. The increase reflects our continued commitment to developing and commercializing new technologies as well as investing in our core product offerings.
Marketing, General and Administrative
     Marketing, general and administrative expenses increased 13.4% for the three months ended March 31, 2008 compared with the three months ended March 31, 2007. The increase corresponds with increased activity and resulted primarily from higher employee related costs including compensation, training and benefits, higher marketing expenses as a result of increased activity, an increase in legal, tax and other compliance-related expenses and lower foreign exchange gains.
Income Taxes
     Our effective tax rate in the first quarter of 2008 is 30.6%, which is lower than the U.S. statutory income tax rate of 35% due to lower rates of tax on certain international operations, a decrease in tax reserves as a result of favorable audit settlements and the expiration of statute of limitations in various non-U.S. jurisdictions, offset by state income taxes. The tax rate for the year 2008 is expected to be between 31.5% and 32.5%.
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
     Expectations for Oil Prices – Demand for oil is expected to increase 1.1 to 1.2 million barrels per day in 2008 compared to 2007. Non-OPEC supply is expected to increase 0.6 to 0.8 million barrels per day. The gap between increased demand and non-OPEC supply is expected to be met with increased OPEC supply and decreases in oil inventories. Inventories and spare productive capacity, which buffer oil markets from supply disruptions, are expected to remain relatively low reflecting the continuing tight balance between supply and demand. In its April 2008 STEO, the DOE forecasted oil prices to average $101/Bbl in 2008 and given the relatively low levels of inventory and spare productive capacity, prices are expected to remain volatile. The DOE expects increased production capacity in 2009 to result in prices declining to $92.50/Bbl. Delays in either OPEC or non-OPEC supply additions could impact this forecast.
     We believe that these forecasts are similar to the forecasts our customers are using to plan their current spending levels. Our customers are likely to reduce their capital budgets if they expect oil prices to decline significantly. The risks to oil prices falling significantly include: (1) a significant economic recession in either the U.S. and/or China, developing Asia and the Middle East; (2) increases in non-OPEC production; (3) any significant disruption to worldwide demand; (4) reduced geo-political tensions; (5) poor OPEC quota discipline; or (6) other factors that result in spare productive capacity and higher oil inventory levels or decreased demand. If oil prices rise significantly there is a risk that the high energy price environment could destroy demand and significantly slow economic growth in the economies that are most closely tied to the U.S Dollar. If worldwide economic growth were to slow, our customers would likely decrease their capital spending from current levels. The primary risk of oil prices increasing significantly are a supply disruption in a major oil exporting country including Iran, Saudi Arabia, Iraq, Venezuela, Nigeria or Norway and continued weakening of the U.S. Dollar.
     Expectations for North American Natural Gas Prices – In its April 2008 STEO, the DOE forecasted that U.S. natural gas demand would increase 1.0% in 2008 compared to 2007 assuming normal weather. The demand for U.S. natural gas will be met by production from fields in the U.S., pipeline imports from Canada, and imports of LNG with natural gas storage buffering demand and supply. At current U.S. drilling activity levels, additions of new supply are expected to offset production declines and U.S. supply is expected to increase 2.9% in 2008 compared to 2007. Canadian imports are expected to decrease as a result of lower activity levels in Canada and increased demand within Canada. LNG imports are dependent on global demand for LNG with the U.S. playing the role of the market of last resort, accepting gas into storage if it is not needed in other international markets. As a result of increasing worldwide demand for LNG cargoes, imports of LNG in 2008 are expected to decline by 12% relative to 2007 levels. In its April 2008 STEO, the DOE forecasted that U.S. natural gas prices are expected to average approximately $8.59/mmBtu in 2008.
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
     Industry Activity and Customer Spending – Based upon our discussions with major customers, review of published industry reports and our outlook for oil and natural gas prices described above, our outlook for drilling activity, as measured by the Baker Hughes rig count and anticipated customer spending trends are as follows:
•	Outside North America – Customer spending, primarily directed at developing oil supplies, is expected to increase approximately 15% to 20% in 2008 compared with 2007. Drilling activity outside of North America is expected to increase approximately 8% to 10% in 2008 compared with 2007. Our assumptions regarding overall growth in customer spending outside of North America assume stable economic growth in the U.S., China and the balance of the world outside of North America. Our expectations for spending could decrease if there are disruptions in key oil and natural gas production markets or significant weakening of the economies in the U.S., China or other significant consumers of oil and natural gas.

•	North America – Customer spending in North America, primarily towards developing natural gas supplies, is expected to increase 7% to 9% in 2008 compared to 2007. Drilling activity is expected to increase 4% or more in the U.S. on land; decrease 20% to 25% offshore U.S.; and decrease 2% to 3% in Canada with customer spending trends in each market reflecting these drilling activity trends. Production-oriented spending is expected to increase 4% to 6% reflecting increases in oil and gas production. Our expectations for spending and revenue growth in North America assume normal winter and summer weather, modest growth in energy demand and a reduction in LNG imports relative to 2007.
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
     Outside North America – In 2008, we expect revenues outside North America to increase in a percentage range from the low to mid-teens compared with 2007, continuing the multi-year trend of growth in customer spending. Spending on large projects by NOCs are expected to reflect established seasonality trends, resulting in softer revenues in the first half of the year and stronger revenues in the second half. As expected we experienced a sequential decline in the first quarter of 2008 compared to the fourth quarter of 2007 of approximately $100 million in revenue primarily from our Completion and Production segment. In addition, customer spending could be affected by weather-related reductions in the North Sea in the second quarter of 2008.
     North America – Revenue growth in 2008 from North America is expected to increase in 2008 compared to 2007. Revenue increases from our U.S. land operations are expected to more than offset decreased revenue from our U.S. offshore operations. Revenue from Canada is expected to be relatively unchanged in 2008 compared to 2007.
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
     Our 2008 capital budget supports the continuation of the infrastructure expansion we began in late 2006 and early 2007. In 2007, we opened new or expanded facilities in many regions and/or countries including Latin America, the Middle East, and Russia. In addition, we opened the first phase of our Center for Technology Innovation in Houston, a research and engineering facility to design advanced completion systems for high pressure, high temperature hostile environments. In early 2008, we opened our new campus in Dubai which includes our Middle East and Asia Pacific region headquarters, a regional operations center, and a training center which expands our Eastern Hemisphere training capabilities. Capital expenditures are expected to be approximately $1.3 billion for 2008, including approximately $250 million to $300 million that we expect to spend on infrastructure, primarily outside of North America.
     The execution of our 2008 business plan and the ability to meet our 2008 financial objectives are dependent on a number of factors. Key factors include: the strength of the oilfield services market outside North America and our ability to realize price increases commensurate with the value we provide to our customers and in excess of the increase in raw material and labor costs; our ability to meet our growth objectives in areas where the lack of transparency in the market makes operating under the Deferred Prosecution Agreement more difficult; and the strength of the North American markets and our ability to protect pricing in markets in which demand for oilfield services and industry capacity are more closely balanced. Other factors include, but are not limited to, our ability to: recruit, train and retain the skilled and diverse workforce necessary to meet our business needs; expand our business in areas that are growing rapidly with customers whose spending is expected to increase substantially (such as NOCs), and in areas where we have market share opportunities (such as the Middle East, Russia and the Caspian area and India); manage increasing raw material and component costs (especially steel alloys, chromium, copper, tungsten carbide, lead, nickel, titanium, beryllium, synthetic and natural diamonds, chemicals and electronic components); continue to make ongoing improvements in the productivity of our manufacturing organization and manage our spending in the North American market depending on the relative strength or weakness of this market.

Compliance
     In connection with our settlements with the DOJ and SEC, we retained an independent monitor to assess and make recommendations about our compliance policies and procedures. In response to the monitor’s initial recommendations, we are continuing our reduction of the use of commercial sales representatives and processing agents, including the reduction of customs agents. We are also enhancing our channels of communication regarding agents while streamlining our compliance due diligence process for agents, including more clearly delineating the responsibilities of participants in the compliance due diligence process. We are adopting a risk-based compliance due diligence procedure for professional agents, enhancing our process for classifying distributors and creating a formal policy to guide business personnel in determining when subcontractors should be subjected to compliance due diligence. We are also instituting a program to ensure that each of our internal agent sponsors regularly reviews their agent, including a review with senior management.
     We are reviewing and expanding the use of our centralized finance organization including further implementation of our enterprise-wide accounting system and company-wide policies regarding expense reporting, petty cash, the approval of invoice payments and general ledger account coding. We are consolidating our divisional audit functions and redeploying those resources for corporate audits and restructuring our corporate audit function, plus incorporating additional anti-corruption procedures applied on a country-wide basis. We are also continuing to refine and enhance our procedures for FCPA compliance reviews, risk assessments, and legal audit procedures.
     We are working to ensure that we have adequate legal compliance coverage around the world, including the coordination of compliance advice and training across the divisions in each of our regions. We are also creating simplified summaries, flow charts, and FAQs (Frequently Asked Questions) to accompany each of our compliance related policies and we are supplementing our existing policies. At the same time, we are taking steps to achieve further centralization of our customs and logistics function including the development of uniform and simplified customs policies and procedures. We are also developing uniform procedures for the verification and documentation of services provided by customs agents and a training program in which customs and logistics personnel receive specialized training focused specifically on risks associated with the customs process. We are also adopting a written plan for reviewing and reducing the number of our customs agents and freight forwarders.
     We are continuing to centralize our human resources function, including creating consistent standards for pre-hire screening of employees, the screening of existing employees prior to promoting them to positions where they may be exposed to corruption-related risks, and creating a uniform policy for on-boarding training. We are implementing a training program that identifies employees for compliance training and sets appropriate training schedules based on job function and risk profile in addition to employment grade. Further, the contents of our training programs will be tailored to address the different risks posed by different categories of employees. We are supplementing our FCPA electronic training module while taking steps to ensure that training is available in the principal local languages of our employees and that local anti-corruption laws are discussed as part of our compliance training. We are also working to ensure that our helpline is easily accessible to employees in their own language as well as taking actions to counter any cultural norms that might discourage employees from using the helpline. We continue to provide a regular and consistent message from senior management of zero tolerance for FCPA violations, and emphasize that compliance is a positive factor in the continued success of our business.
     For a further description of our compliance programs see, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations--Compliance in our Annual Report of Form 10-K for the year ended December 31, 2007.
LIQUIDITY AND CAPITAL RESOURCES
     Our objective in financing our business is to maintain adequate financial resources and access to additional liquidity. During the three months ended March 31, 2008, cash flows from operations were the principal sources of funding. We anticipate that cash flows from operations will be sufficient to fund our liquidity needs in 2008. We also have a $500.0 million committed revolving credit facility and a commercial paper program that provides back-up liquidity in the event an unanticipated and significant demand on cash flows could not be funded by operations. We also may access the capital markets for debt or to issue additional equity securities. On April 1, 2008, we added an additional $500.0 million committed revolving credit facility. See further discussion below under Available Credit Facilities.
     Our capital planning process is focused on utilizing cash flows generated from operations in ways that enhance the value of our company. During the three months ended March 31, 2008, we used cash for a variety of activities including working capital needs, payment of dividends, share repurchases and capital expenditures.

Cash Flows
     Cash flows provided (used) by continuing operations by type of activity were as follows for the three months ended March 31:

	2008	2007

Operating activities	$235.9	$55.7
Investing activities	(159.8)	(56.0)
Financing activities	(106.2)	(30.1)
     Statements of cash flows for our entities with international operations that are local currency functional exclude the effects of the changes in foreign currency exchange rates that occur during any given period, as these are noncash charges. As a result, changes reflected in certain accounts on the consolidated condensed statements of cash flows may not reflect the changes in corresponding accounts on the consolidated condensed balance sheets.
Operating Activities
     Cash flows from operating activities provided $235.9 million in the three months ended March 31, 2008 compared with $55.7 million in the three months ended March 31, 2007. This increase in cash flows of $180.2 million is primarily due to an increase in net income plus the change in net operating assets and liabilities that used less cash in the three months ended March 31, 2008 compared to the same period in 2007.
     The underlying drivers of the changes in operating assets and liabilities are as follows:
•	An increase in accounts receivable in the first quarter of 2008 used $29.4 million in cash compared with using $201.3 million in cash in the first quarter of 2007. This increase in accounts receivable was primarily due to the increase in revenues.

•	Inventory used $118.2 million in cash in the first quarter of 2008 compared with using $126.6 million in cash in the first quarter of 2007.

•	Accrued employee compensation and other accrued liabilities used $130.1 million in cash in the first quarter of 2008 compared with using $228.3 million in cash in the first quarter of 2007. The primary use of cash in each quarter is for the annual payment of employee bonuses that are made in March of each year.

•	Income taxes payable provided $64.5 million in cash in the first quarter of 2008 compared to providing $161.3 million in cash in the first quarter of 2007. The decrease in cash provided was primarily due to an income tax refund in the U.S. of $78.0 million that was received in the first quarter of 2007.
Investing Activities
     Our principal recurring investing activity is the funding of capital expenditures to ensure that we have the appropriate levels and types of rental tools in place to generate revenues from operations. Expenditures for capital assets totaled $226.6 million and $262.0 million for the three months ended March 31, 2008 and 2007, respectively. While the majority of these expenditures were for rental tools, including wireline tools, and machinery and equipment, we have also increased our spending on new facilities, expansions of existing facilities and other infrastructure projects.
     Proceeds from the disposal of assets were $35.8 million and $49.7 million for the three months ended March 31, 2008 and 2007, respectively. These disposals relate to rental tools that were lost-in-hole, as well as machinery, rental tools and equipment no longer used in operations that were sold throughout the period.
     In February 2008, we sold the assets associated with the Completion and Production segment’s SSS product line and received cash proceeds of $31.0 million.
     During the three months ended March 31, 2007, we purchased $864.3 million of and received proceeds of $1,020.6 million from maturing auction rate securities, which are variable-rate debt securities. While the underlying security has a long-term maturity, the interest rate is reset through Dutch auctions that are typically held every 7, 28 or 35 days. We discontinued additional investments in these types of securities in September 2007.

     At March 31, 2008 and at December 31, 2007, we held $35.6 million of AAA rated non mortgage-backed auction rate securities that were part of unsuccessful auctions. As a result of the unsuccessful auctions, the interest rate now resets every 28 days at one month LIBOR plus 50 basis points and the liquidity of these investments has been diminished. Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash including our credit facilities with commercial banks, we do not anticipate that the lack of liquidity on these investments will affect our ability to operate our business. These investments are classified as available-for-sale securities and are recorded at fair value, which approximates cost. Based on our ability and intent to hold such investments, we continue to classify all auction rate securities as noncurrent investments.
Financing Activities
     We had net borrowings of commercial paper and other short-term debt of $466.4 million and $7.4 million in the three months ended March 31, 2008 and 2007, respectively. Total debt outstanding at March 31, 2008 was $1,546.4 million, an increase of $461.6 million compared with December 31, 2007. The total debt to total capitalization (defined as total debt plus stockholders’ equity) ratio was 0.20 at March 31, 2008 and 0.15 at December 31, 2007. The increase in short-term debt was to fund expenses, capital expenditures and additional stock repurchases in the U.S. until cash can be cost effectively transferred to the U.S. from our international operations.
     We received proceeds of $35.8 million and $4.0 million in the three months ended March 31, 2008 and 2007, respectively, from the issuance of common stock from the exercise of stock options.
     Our Board of Directors has authorized a plan to repurchase our common stock from time to time. During the three months ended March 31, 2008, we repurchased 8.2 million shares of our common stock at an average price of $68.97 per share for a total of $567.8 million. At March 31, 2008, we had authorization remaining to repurchase up to a total of $256.2 million of our common stock.
     We paid dividends of $40.6 million and $41.5 million in the three months ended March 31, 2008 and 2007, respectively.
Available Credit Facilities
     At March 31, 2008, we had $1,023.8 million of credit facilities with commercial banks, of which $500.0 million is a committed revolving credit facility (the “facility”) which expires in July 2012. The facility provides for a one year extension, subject to the approval and acceptance by the lenders, among other conditions. In addition, the facility contains a provision to allow for an increase in the facility amount of an additional $500.0 million, subject to the approval and acceptance by the lenders, among other conditions. The facility contains certain covenants which, among other things, require the maintenance of a funded indebtedness to total capitalization ratio (a defined formula per the facility) of less than or equal to 0.60, restrict certain merger transactions or the sale of all or substantially all of the assets of the company or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the facility may be accelerated. Such events of default include payment defaults to lenders under the facility, covenant defaults and other customary defaults. At March 31, 2008, we were in compliance with all of the facility covenants. There were no direct borrowings under the facility during the quarter ended March 31, 2008; however, to the extent we have outstanding commercial paper, our ability to borrow under the facility is reduced. At March 31, 2008, we had $466.5 million in outstanding commercial paper at a weighted average interest rate of 2.3%. At March 31, 2008, we classified $500.0 million of our short-term debt as long-term debt to the extent of our $500.0 million committed facility because we have the ability under these agreements and intent to maintain these obligations for longer than one year.
     On April 1, 2008, we entered into a new additional credit agreement (the “2008 Credit Agreement”). The 2008 Credit Agreement is a committed $500.0 million revolving credit facility that expires in March 2009. The 2008 Credit Agreement contains certain covenants, which, among other things, require the maintenance of a funded indebtedness to total capitalization ratio (a defined formula per the facility) of less than or equal to 0.60, restrict certain merger transactions or the sale of all or substantially all of our assets or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the 2008 Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the 2008 Credit Agreement, covenant defaults and other customary defaults. To the extent we have outstanding commercial paper, our aggregate ability to borrow under the 2008 Credit Agreement and the facility is reduced. As of April 1, 2008, the Company had no direct borrowings under the 2008 Credit Agreement.
     On March 3, 2008, we initiated a commercial paper program (the “Program”) under which we may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $500.0 million. The proceeds of the Program will be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases. Commercial paper issued under the Program is scheduled to mature within 270 days of issuance. The commercial paper is not redeemable prior to maturity and will not be subject to voluntary prepayment. On April 2, 2008, we increased the Program by $500.0 million to an aggregate of $1.0 billion.
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
     In 2008, we expect capital expenditures to be approximately $1.3 billion, excluding acquisitions. The expenditures are expected to be used primarily for normal, recurring items necessary to support the growth of our business and operations.
     In 2008, we expect to make interest payments of between $73.0 million and $75.0 million. This is based on our current expectations of debt levels during 2008. We also anticipate making income tax payments of between $810 million and $860 million in 2008.
     As of March 31, 2008, we have authorization remaining to repurchase up to $256.2 million in common stock. We may repurchase our common stock depending on market conditions, applicable legal requirements, our liquidity and other considerations. We anticipate paying dividends of between $160.0 million and $165.0 million in 2008; however, the Board of Directors can change the dividend policy at anytime.
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
     Other than previously discussed, we do not believe there are any other material trends, demands, commitments, events or uncertainties that would have, or are reasonably likely to have, a material impact on our financial condition and liquidity. Other than previously discussed, we currently have no information that would create a reasonable likelihood that the reported levels of revenues and cash flows from operations for the three months ended March 31, 2008 are not indicative of what we can expect in the near term.
NEW ACCOUNTING STANDARDS
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In November 2007, the FASB placed a one year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities; however, SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. We adopted all requirements of SFAS 157 on January 1, 2008, except as they relate to nonfinancial assets and liabilities, which will be adopted on January 1, 2009, as allowed under SFAS 157. See Note 8 for further information on the impact of this standard to financial assets and liabilities. We have not yet determined the impact, if any, on our consolidated condensed financial statements for nonfinancial assets and liabilities.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Additionally, it requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006; however, the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. We adopted all requirements of SFAS 158 on December 31, 2006, except for the funded status measurement date requirement, which will be adopted on December 31, 2008, as allowed under SFAS 158. We currently do not expect there to be a material impact on our consolidated condensed financial statements as a result of the adoption of the funded status measurement date requirement.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008, and there was no impact on our consolidated condensed financial statements as we did not choose to measure any eligible financial assets or liabilities at fair value.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary in an effort to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We will adopt SFAS 160 on January 1, 2009, and have not yet determined the impact, if any, on our consolidated condensed financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R replaces FASB Statement No. 141, Business Combinations (“SFAS 141”). The statement retains the purchase method of accounting used in business combinations but replaces SFAS 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction and restructuring costs related to the acquisition be expensed. In addition, the statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt SFAS 141R on January 1, 2009 for acquisitions on or after this date.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. The statement also requires enhanced disclosures regarding how and why entities use derivative instruments, how derivative instruments and related hedged items are accounted and how derivative instruments and related hedged items affect entities’ financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We will adopt the new disclosure requirements of SFAS 161 in the first quarter of 2009.
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
     All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in “Part II, Item 1A. Risk Factors” section contained herein, as well as the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, this filing and those set forth from time to time in our filings with the Securities and Exchange Commission (“SEC”). These documents are available through our web site or through the SEC’s Electronic Data Gathering and Analysis Retrieval System (“EDGAR”) at http://www.sec.gov.
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
Foreign Currency Forward Contracts
     At March 31, 2008, we had entered into several foreign currency forward contracts with notional amounts aggregating $130.0 million to hedge exposure to currency fluctuations in various foreign currencies, including British Pound Sterling, Euro, Norwegian Krone and Brazilian Real. These contracts are designated and qualify as fair value hedging instruments. Based on quoted market prices as of March 31, 2008 for contracts with similar terms and maturity dates, we recorded a loss of $0.1 million to adjust these foreign currency forward contracts to their fair market value. This loss offsets designated foreign exchange gains resulting from the underlying exposures and is included in marketing, general and administrative expenses in our consolidated condensed statement of operations.
     The counterparties to the forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the unlikely event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this quarterly report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, as of March 31, 2008, our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a discussion of litigation matters in Note 15 of Notes to Unaudited Consolidated Condensed Financial Statements.
     For additional information see also, “Item 2 -- Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Outlook” of this Form 10-Q and Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Annual Report”) for additional discussion of legal proceedings.
ITEM 1A. RISK FACTORS
     As of the date of this filing, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the 2007 Annual Report except as follows:
Our ability to successfully integrate newly-acquired businesses may impact our strategic planning and compliance programs.
     If we are not able to successfully operate and integrate newly-acquired businesses with our existing businesses, our strategic planning could be negatively impacted. Additionally, the integration of newly-acquired businesses may require changes to the compliance programs of those businesses prior to acquisition. The failure to make those changes to the compliance programs of the newly-acquired businesses may have a negative impact.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table contains information about our purchases of equity securities during the three months ended March 31, 2008.
Issuer Purchases of Equity Securities

						Maximum Number (or
					Total	Approximate Dollar
			Total Number of		Number	Value) of Shares
			Shares Purchased as		of Shares	that May Yet Be
			Part of a Publicly	Average Price	Purchased	Purchased
	Total Number of	Average Price Paid	Announced	Paid Per	in the	Under the
Period	Shares Purchased(1)	Per Share(1)	Program (2)	Share(3)	Aggregate	Program(4)

January 1-31, 2008	101,359	$71.52	4,137,376	$72.15	4,238,735	$—
February 1-29, 2008	1,647	69.43	4,094,350	65.77	4,095,997	—
March 1-31, 2008	3,909	67.29	—	—	3,909	—

Total	106,915	$71.33	8,231,726	$68.97	8,338,641	$256,182,960

(1)	Represents shares purchased from employees to pay the option exercise price related to stock-for-stock exchanges in option exercises or to satisfy the tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock units.

(2)	Repurchases were made under a Stock Purchase Plan with an agent that complied with the requirements of Rule 10b5-1 of the Exchange Act (the “Plan”) as well as open market purchases that complied with Rule 10b-18 of the Exchange Act. On December 7, 2007, we entered into a Plan that ran from December 10, 2007 through February 20, 2008. Under the Plan, the agent repurchased a number of shares of our common stock determined under the terms of the Plan each trading day based on the trading price of the stock on that day. Shares were repurchased under the Plan by the agent at the prevailing market prices, in open market transactions which complied with Rule 10b-18 of the Exchange Act.

(3)	Average price paid includes commissions.

(4)	Our Board of Directors has authorized a plan to repurchase our common stock from time to time. During the first quarter of 2008, we repurchased 8.2 million shares of our common stock at an average price of $68.97 per share, for a total of $567.8 million with authorization remaining to repurchase up to a total of $256.2 million of our common stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our Annual Meeting of Stockholders was held on April 24, 2008 (i) to elect twelve members of the Board of Directors to serve for one-year terms, (ii) to ratify Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for 2008 and (iii) to approve the performance criteria for awards under the 2002 Director & Officer Long-Term Incentive Plan. Following are the final results of the Annual Meeting.
     The directors who were elected are Larry D. Brady, Clarence P. Cazalot, Jr., Chad C. Deaton, Edward P. Djerejian, Anthony G. Fernandes, Claire W. Gargalli, Pierre H. Jungels, James A. Lash, James F. McCall, J. Larry Nichols, H. John Riley, Jr., and Charles L. Watson.

	Number of	Number of
	Affirmative	Votes
Names	Votes	Withheld

Larry D. Brady	262,871,896	3,698,611
Clarence P. Cazalot, Jr.	262,865,510	3,704,997
Chad C. Deaton	261,576,182	4,994,325
Edward P. Djerejian	262,768,828	3,801,679
Anthony G. Fernandes	262,873,187	3,697,320
Claire W. Gargalli	262,613,597	3,956,910
Pierre H. Jungels	258,095,306	8,475,201
James A. Lash	262,890,862	3,679,645
James F. McCall	261,483,849	5,086,658
J. Larry Nichols	262,109,283	4,461,224
H. John Riley, Jr.	261,503,672	5,066,835
Charles L. Watson	260,179,880	6,390,627
     The number of affirmative votes, the number of negative votes and the number of abstentions with respect to the ratification of Deloitte & Touche LLP as Independent Registered Public Accounting Firm for 2008 was as follows:

Number of Affirmative Votes	Number of Negative Votes	Abstentions
262,741,431	1,597,626	2,231,450
     The number of affirmative votes, the number of negative votes, the number of abstentions and the number of broker non-votes with respect to the approval of the performance criteria for awards under the 2002 Director & Officer Long-Term Incentive Plan was as follows:

Number of	Number of Negative		Broker
Affirmative Votes	Votes	Abstentions	Non-Votes
230,198,713	8,052,950	2,867,738	67,152,716
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

10.1	Credit Agreement dated as of April 1, 2008, among Baker Hughes Incorporated, JPMorgan Chase Bank, N.A., as Administrative Agent, and fifteen lenders for $500 million, in the aggregate for all banks (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed on April 2, 2008).

10.2	Third Amendment to Credit Agreement dated as of April 1, 2008, among Baker Hughes Incorporated, JPMorgan Chase Bank, N.A., as Administrative Agent, and fifteen lenders for $500 million, in the aggregate for all banks (filed as Exhibit 10.2 to Current Report of Baker Hughes Incorporated on Form 8-K filed on April 2, 2008).

31.1	Certification of Chad C. Deaton, Chief Executive Officer, dated April 29, 2008, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Peter A. Ragauss, Chief Financial Officer, dated April 29, 2008, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Statement of Chad C. Deaton, Chief Executive Officer, and Peter A. Ragauss, Chief Financial Officer, dated April 29, 2008, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAKER HUGHES INCORPORATED (Registrant)
Date: April 29, 2008	By:	/s/ PETER A. RAGAUSS
Peter A. Ragauss
Senior Vice President and Chief Financial Officer

Date: April 29, 2008	By:	/s/ ALAN J. KEIFER
Alan J. Keifer
Vice President and Controller

Exhibit Index
10.1	Credit Agreement dated as of April 1, 2008, among Baker Hughes Incorporated, JPMorgan Chase Bank, N.A., as Administrative Agent, and fifteen lenders for $500 million, in the aggregate for all banks (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed on April 2, 2008).

10.2	Third Amendment to Credit Agreement dated as of April 1, 2008, among Baker Hughes Incorporated, JPMorgan Chase Bank, N.A., as Administrative Agent, and fifteen lenders for $500 million, in the aggregate for all banks (filed as Exhibit 10.2 to Current Report of Baker Hughes Incorporated on Form 8-K filed on April 2, 2008).

31.1	Certification of Chad C. Deaton, Chief Executive Officer, dated April 29, 2008, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Peter A. Ragauss, Chief Financial Officer, dated April 29, 2008, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Statement of Chad C. Deaton, Chief Executive Officer, and Peter A. Ragauss, Chief Financial Officer, dated April 29, 2008, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.