Form 10-Q
period 2008-06-30
BAKER HUGHES INC
filed 2008-07-29
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

     As of July 24, 2008, the registrant has outstanding 308,234,395 shares of Common Stock, $1 par value per share.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Baker Hughes Incorporated
Consolidated Condensed Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Sales	$1,465.0	$1,259.0	$2,718.3	$2,459.9
Services and rentals	1,532.5	1,278.5	2,949.6	2,550.4

Total revenues	2,997.5	2,537.5	5,667.9	5,010.3

Costs and expenses:
Cost of sales	1,054.5	873.6	1,919.9	1,693.3
Cost of services and rentals	942.1	798.0	1,846.1	1,578.4
Research and engineering	106.4	92.7	208.7	184.3
Marketing, general and administrative	269.9	236.1	520.4	457.0
Litigation settlement	62.0	—	62.0	—

Total costs and expenses	2,434.9	2,000.4	4,557.1	3,913.0

Operating income	562.6	537.1	1,110.8	1,097.3
Equity in income of affiliates	1.2	0.2	1.7	0.4
Gain on sale of product line	—	—	28.2	—
Interest expense	(17.1)	(16.2)	(32.8)	(33.0)
Interest and dividend income	4.2	10.7	12.2	22.2

Income before income taxes	550.9	531.8	1,120.1	1,086.9
Income taxes	(171.6)	(182.2)	(345.8)	(362.6)

Net income	$379.3	$349.6	$774.3	$724.3

Basic earnings per share	$1.24	$1.10	$2.51	$2.27

Diluted earnings per share	$1.23	$1.09	$2.50	$2.26

Cash dividends per share	$0.13	$0.13	$0.26	$0.26
See accompanying notes to unaudited consolidated condensed financial statements.

Baker Hughes Incorporated
Consolidated Condensed Balance Sheets
(In millions)

	June 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$1,071.7	$1,054.4
Accounts receivable, net	2,710.9	2,382.9
Inventories	1,906.6	1,714.4
Deferred income taxes	197.5	181.5
Other current assets	175.3	122.4

Total current assets	6,062.0	5,455.6

Property, plant and equipment	2,536.2	2,344.6
Goodwill	1,390.2	1,354.2
Intangible assets, net	188.7	176.6
Other assets	530.9	525.6

Total assets	$10,708.0	$9,856.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$855.5	$704.2
Short-term borrowings and current portion of long-term debt	581.4	15.4
Accrued employee compensation	472.9	456.8
Income taxes payable	123.2	190.9
Other accrued liabilities	251.3	250.6

Total current liabilities	2,284.3	1,617.9

Long-term debt	1,039.8	1,069.4
Deferred income taxes and other tax liabilities	424.6	415.6
Liabilities for pensions and other postretirement benefits	330.9	332.1
Other liabilities	103.1	116.0
Commitments and contingencies

Stockholders’ Equity:
Common stock	308.3	315.4
Capital in excess of par value	738.8	1,216.1
Retained earnings	5,512.1	4,818.3
Accumulated other comprehensive loss	(33.9)	(44.2)

Total stockholders’ equity	6,525.3	6,305.6

Total liabilities and stockholders’ equity	$10,708.0	$9,856.6

See accompanying notes to unaudited consolidated condensed financial statements.

Baker Hughes Incorporated
Consolidated Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net income	$774.3	$724.3
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	302.5	245.9
Amortization of net deferred gains on derivatives	(2.5)	(2.5)
Stock-based compensation costs	29.1	24.1
Provision for deferred income taxes	1.0	3.3
Gain on disposal of assets	(33.7)	(41.5)
Equity in income of affiliates	(1.7)	(0.4)
Gain on sale of product line	(28.2)	—
Changes in operating assets and liabilities:
Accounts receivable	(283.3)	(87.8)
Inventories	(171.8)	(152.4)
Accounts payable	138.4	(74.4)
Accrued employee compensation and other accrued liabilities	(16.8)	(253.5)
Income taxes payable	(110.2)	13.4
Income taxes paid on sale of interest in affiliate	—	(98.2)
Other	(40.1)	16.0

Net cash flows from operating activities	557.0	316.3

Cash flows from investing activities:
Expenditures for capital assets	(539.0)	(538.4)
Proceeds from disposal of property, plant and equipment	96.6	90.7
Proceeds from sale of product line	31.0	—
Acquisition of businesses, net of cash acquired	(71.7)	—
Purchase of short-term investments	—	(1,733.5)
Proceeds from maturities of short-term investments	—	1,902.0

Net cash flows from investing activities	(483.1)	(279.2)

Cash flows from financing activities:
Net borrowings of commercial paper and other short-term debt	537.4	1.1
Repurchases of common stock	(572.2)	(98.8)
Proceeds from issuance of common stock	51.3	31.0
Dividends	(80.5)	(83.1)
Excess tax benefits from stock-based compensation	1.4	5.3

Net cash flows from financing activities	(62.6)	(144.5)

Effect of foreign exchange rate changes on cash	6.0	12.0

Increase (decrease) in cash and cash equivalents	17.3	(95.4)
Cash and cash equivalents, beginning of period	1,054.4	750.0

Cash and cash equivalents, end of period	$1,071.7	$654.6

Income taxes paid (net of refunds)	$432.6	$440.0
Interest paid	$41.2	$37.7
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
Basis of Presentation
     Our unaudited consolidated condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. We believe that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited consolidated condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. These unaudited consolidated condensed financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
     In the notes to the unaudited consolidated condensed financial statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated.
Reclassifications
     During the fourth quarter of 2007, we began classifying certain expenses as cost of sales and cost of services and rentals that were previously classified as selling, general and administrative expenses. The change was the result of an internal review to improve management reporting. The reclassified expenses relate to selling and field service costs which are closely related to operating activities. In addition, we have renamed selling, general and administrative expenses on the statement of operations to marketing, general and administrative expenses to more accurately describe the costs included therein. The impact of these reclassifications for the three months ended June 30, 2007 is to increase cost of sales by $90.9 million; increase cost of services and rentals by $25.9 million and decrease marketing, general and administrative expenses by $116.8 million and for the six months ended June 30, 2007 is to increase cost of sales by $177.2 million; increase cost of services and rentals by $56.0 million and decrease marketing, general and administrative expenses by $233.2 million. These reclassifications had no impact on total costs and expenses as these changes offset one another. All prior periods have been reclassified to conform to this new presentation.
New Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In November 2007, the FASB placed a one year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities; however, SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities. We adopted all requirements of SFAS 157 on January 1, 2008, except as they relate to nonfinancial assets and liabilities, which will be adopted on January 1, 2009, as allowed under SFAS 157. See Note 9 for further information on the impact of this standard to financial assets and liabilities. We have not yet determined the impact, if any, on our consolidated condensed financial statements for nonfinancial assets and liabilities.
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

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
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
     In April 2008, the FASB issued FASB Staff Position SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations, and other U.S. GAAP principles. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. We will adopt FSP SFAS 142-3 on January 1, 2009 and have not yet determined the impact, if any, on our consolidated condensed financial statements.
NOTE 2. GAIN ON SALE OF PRODUCT LINE
     In February 2008, we sold the assets associated with the Completion and Production segment’s Surface Safety Systems (“SSS”) product line and received cash proceeds of $31.0 million. The SSS assets sold included hydraulic and pneumatic actuators, bonnet assemblies and control systems. We recorded a pre-tax gain of $28.2 million ($18.4 million after-tax).
NOTE 3. ACQUISITIONS
     In April 2008, we acquired two reservoir consulting firms – Gaffney, Cline & Associates (“GCA”) and GeoMechanics International (“GMI”) – for $76.9 million in cash, including $3.5 million of direct transaction costs. These firms provide consulting services related to reservoir engineering, technical and managerial advisory services and reservoir geomechanics. As a result of these acquisitions, we recorded $37.6 million of goodwill and $22.1 million of intangibles, both subject to final purchase accounting adjustments. Pro forma results of operations have not been presented because the effect of this acquisition was not material to our

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
consolidated condensed financial statements. Under the terms of the purchase agreements, the Company may be required to make additional payments of up to approximately $46.0 million based on the performance of the businesses during 2008, 2009 and 2010.
NOTE 4. STOCK-BASED COMPENSATION
     We grant various forms of equity based awards to directors, officers and other key employees. These equity based awards consist primarily of stock options, restricted stock awards and restricted stock units. We also have an Employee Stock Purchase Plan available for eligible employees to purchase shares of our common stock at a 15% discount. We recorded total stock-based compensation expense of $14.0 million and $11.5 million for the three months ended June 30, 2008 and 2007, respectively, and $29.1 million and $24.1 million for the six months ended June 30, 2008 and 2007, respectively.
Stock Options
     Our stock option plans provide for the issuance of incentive and non-qualified stock options to directors, officers and other key employees at an exercise price equal to the fair market value of the stock at the date of grant. We typically grant options twice a year in January and July.
     The fair value of each stock option granted is estimated on the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used in the option pricing model for the six months ended June 30, 2008 and 2007.

	2008	2007

Expected life (years)	5.5	5.1
Risk-free interest rate	2.8%	4.8%
Volatility	30.1%	29.6%
Dividend yield	0.7%	0.8%
Weighted-average fair value per share at grant date	$21.35	$22.33
     We granted 349,943 options during the six months ended June 30, 2008 at a weighted-average exercise price per option of $69.90.
Restricted Stock Awards and Units
     In addition to stock options, directors, officers, and other key employees may be granted restricted stock awards (“RSA”), which is an award of common stock with no exercise price, or restricted stock units (“RSU”), where each unit represents the right to receive at the end of a stipulated period one unrestricted share of stock with no exercise price. We typically grant RSAs and RSUs once a year in January. We determine the fair value of restricted stock awards and restricted stock units based on the market price of our common stock on the date of grant.
     We granted 417,459 RSAs and 233,513 RSUs during the six months ended June 30, 2008 at a weighted-average price per award or unit of $71.66 and $75.79, respectively.
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

	2008	2007

Expected life (years)	1.0	1.0
Risk-free interest rate	3.2%	4.9%
Volatility	32.8%	30.5%
Dividend Yield	0.6%	0.7%
Weighted-average fair value per share	$11.43	$10.39

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
     Based on contributions as currently elected by eligible employees and our stock price on January 1, 2008, we estimate we will issue approximately 591,000 shares under the ESPP on or around January 1, 2009.
NOTE 5. EARNINGS PER SHARE
     A reconciliation of the number of shares used for the basic and diluted EPS calculation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted average common shares outstanding for basic EPS	306.7	319.1	308.2	319.1
Effect of dilutive securities — stock plans	1.7	2.2	1.6	2.1

Adjusted weighted average common shares outstanding for diluted EPS	308.4	321.3	309.8	321.2

Future potentially dilutive shares excluded from diluted EPS:
Options with an exercise price greater than the average market price for the period	0.3	0.3	0.6	0.6

NOTE 6. INVENTORIES
     Inventories are comprised of the following:

	June 30,	December 31,
	2008	2007

Finished goods	$1,582.5	$1,414.0
Work in process	191.0	177.5
Raw materials	133.1	122.9

Total	$1,906.6	$1,714.4

NOTE 7. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment are comprised of the following:

	June 30,	December 31,
	2008	2007

Land	$71.0	$62.0
Buildings and improvements	827.6	774.7
Machinery and equipment	2,930.2	2,745.0
Rental tools and equipment	1,875.6	1,739.3

Subtotal	5,704.4	5,321.0
Accumulated depreciation	(3,168.2)	(2,976.4)

Total	$2,536.2	$2,344.6

NOTE 8. GOODWILL AND INTANGIBLE ASSETS
     The changes in the carrying amount of goodwill are detailed below by segment:

	Drilling	Completion
	and	and
	Evaluation	Production	Total

Balance as of December 31, 2007	$914.0	$440.2	$1,354.2
Goodwill from acquisitions during the period	37.6	—	37.6
Translation adjustments and other	(1.4)	(0.2)	(1.6)

Balance as of June 30, 2008	$950.2	$440.0	$1,390.2

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
     Intangible assets are comprised of the following:

	June 30, 2008			December 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Technology-based	$251.0	$(113.6)	$137.4	$240.6	$(105.1)	$135.5
Contract-based	15.2	(10.0)	5.2	15.1	(9.2)	5.9
Marketing-related	10.1	(5.9)	4.2	5.7	(5.7)	—
Customer-based	20.8	(4.4)	16.4	13.6	(3.8)	9.8
Other	0.3	(0.3)	—	0.3	(0.3)	—

Total amortizable intangible assets	297.4	(134.2)	163.2	275.3	(124.1)	151.2
Marketing-related intangible assets with indefinite useful lives	25.5	—	25.5	25.4	—	25.4

Total	$322.9	$(134.2)	$188.7	$300.7	$(124.1)	$176.6

     Intangible assets with finite useful lives are amortized either on a straight-line basis with estimated useful lives ranging from 1 to 20 years, or on a basis that reflects the pattern in which the estimated economic benefits of the intangible assets are consumed, which range from 15 to 30 years.
     Amortization expense for intangible assets included in net income for the three months and six months ended June 30, 2008 was $5.2 million and $10.1 million, respectively, and is estimated to be $20.0 million for 2008. Estimated amortization expense for each of the subsequent five fiscal years is expected to be as follows: 2009 – $18.3 million; 2010 – $14.8 million; 2011 – $13.2 million; 2012 – $11.9 million; and 2013 – $11.6 million.
NOTE 9. FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES
     On January 1, 2008, we adopted the methods of fair value as described in SFAS 157 to value certain of our financial assets and liabilities. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The statement establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:
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
     Financial assets and liabilities included in our financial statements and measured at fair value as of June 30, 2008 are classified based on the valuation technique level in the table below:

		Fair Value Measurement at June 30, 2008
Description	Total	Level 1	Level 2	Level 3

Assets:
Auction rate securities	$28.1	$—	$—	$28.1
Non-qualified defined contribution plan assets	131.8	131.8	—	—

Total assets at fair value	$159.9	$131.8	$—	$28.1

Liabilities:

Non-qualified defined contribution plan liabilities	$131.8	$131.8	$—	$—

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
     The following is a reconciliation of the activity for the three months ended June 30, 2008 for our auction rate securities measured at fair value based on significant unobservable Inputs (Level 3).

Carrying Value as of April 1, 2008	$35.6
Total unrealized losses included in other comprehensive loss	(7.5)

Carrying Value as of June 30, 2008	$28.1

Auction Rate Securities
     Our auction rate securities (“ARS”) have been designated as “available-for-sale” securities. Our ARS investments are AAA rated credit linked notes, which generally combine low risk assets and credit default swaps (“CDS”) to create a security that pays interest from the coupon payments of the low risk assets and the periodic proceeds from the sale of the CDS. Our ARS investments do not include any mortgage-backed securities. Since September 2007, we have been unable to sell our ARS investments at auctions. As a result of the unsuccessful auctions, the interest rate resets every 28 days at one month LIBOR plus 50 basis points and the liquidity of these investments has been diminished.
     We utilized Level 3 inputs to estimate the fair value of our ARS investments based on the underlying structure of each security and their collateral values, including assessments of counterparty credit quality, default risk underlying the security, expected cash flows, discount rates and overall capital market liquidity. Based on this analysis, we estimate the fair value of our ARS investments to be $28.1 million as of June 30, 2008, and accordingly, we recorded a temporary impairment of $7.5 million. The temporary impairment is recorded as an unrealized loss in accumulated other comprehensive loss, a component of stockholders’ equity. The valuation of our ARS investments is subject to uncertainties that are difficult to predict and require significant judgment. The fair value of our ARS investments could change significantly in the future based on various factors including changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and counterparty risk. Based on our ability and intent to hold such investments for a period of time sufficient to allow for any anticipated recovery in the fair value, we have classified all of our auction rate securities as noncurrent investments.
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
NOTE 10. FINANCIAL INSTRUMENTS
Foreign Currency Forward Contracts
     At June 30, 2008, we had entered into several foreign currency forward contracts with notional amounts aggregating $135.0 million to hedge exposure to currency fluctuations in various foreign currencies, including British Pound Sterling, Euro, Norwegian Krone and the Brazilian Real. These contracts are designated and qualify as fair value hedging instruments. Based on quoted market prices as of June 30, 2008 for contracts with similar terms and maturity dates, we recorded a gain of $0.1 million to adjust these foreign currency forward contracts to their fair market value. This gain offsets designated foreign exchange losses resulting from the underlying exposures and is included in marketing, general and administrative expenses in our consolidated condensed statement of operations.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
NOTE 11. INDEBTEDNESS
     On March 3, 2008, we initiated a commercial paper program (the “Program”) under which we may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $500.0 million. On April 2, 2008, we increased the Program to an aggregate of $1.0 billion. The proceeds of the Program will be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases. Commercial paper issued under the Program is scheduled to mature within approximately 270 days of issuance. The commercial paper is not redeemable prior to maturity and will not be subject to voluntary prepayment. At June 30, 2008, we had $544.8 million outstanding in commercial paper at a weighted average interest rate of 2.19%.
     On April 1, 2008, we entered into a credit agreement (the “2008 Credit Agreement”) for a committed $500.0 million revolving credit facility that expires in March 2009. The 2008 Credit Agreement contains certain covenants, which, among other things, require the maintenance of a funded indebtedness to total capitalization ratio (a defined formula per the agreement) of less than or equal to 0.60, restrict certain merger transactions or the sale of all or substantially all of our assets or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the 2008 Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the 2008 Credit Agreement, covenant defaults and other customary defaults.
     At June 30, 2008, we had $1,515.2 million of credit facilities with commercial banks, of which $1.0 billion are committed revolving credit facilities. The committed facilities expire in March 2009 ($500.0 million) and in July 2012 ($500.0 million). There were no direct borrowings under the facilities during the six months ended June 30, 2008; however, to the extent we have outstanding commercial paper, our ability to borrow under the facilities is reduced.
     At June 30, 2008, we have short-term borrowings and current portion of long-term debt of $1,081.4 million. When applicable, based on our liquidity and other requirements, we classify short-term borrowings and current portion of long-term debt as long-term to the extent of our long-term committed facility that expires in 2012 because we have the ability under this facility and the intent to maintain these obligations for longer than one year. Accordingly, we have classified $500.0 million as long-term debt and $581.4 million as short-term debt at June 30, 2008.
NOTE 12. SEGMENT AND RELATED INFORMATION
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
•	The Drilling and Evaluation segment consists of the Baker Hughes Drilling Fluids (drilling fluids), Hughes Christensen (oilfield drill bits), INTEQ (drilling, measurement-while-drilling and logging-while-drilling) and Baker Atlas (wireline formation evaluation and wireline completion services) divisions and also includes GCA and GMI, our newly acquired reservoir consulting firms. The Drilling and Evaluation segment provides products and services used to drill and evaluate oil and natural gas wells as well as consulting services used in the analysis of oil and gas reservoirs.

•	The Completion and Production segment consists of the Baker Oil Tools (workover, fishing and completion equipment), Baker Petrolite (oilfield specialty chemicals), Centrilift (electric submersible pumps and progressing cavity pumps) divisions, the ProductionQuest (production optimization and permanent monitoring) business unit, and Integrated Operations and Project Management. The Completion and Production segment provides equipment and services used from the completion phase through the productive life of oil and natural gas wells.
     The performance of our segments is evaluated based on segment profit (loss), which is defined as income before income taxes, interest expense, and interest and dividend income. The “Corporate and Other” segment loss includes corporate expenses, interest expense, interest and dividend income and certain gains and losses not allocated to the segments. During the fourth quarter of 2007, we started allocating certain expenses, previously reported in “Corporate and Other” to the Drilling and Evaluation and Completion and Production segments. These expenses consist of administrative operations support costs that are more closely related to operating

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
activities. The impact of this allocation was a reduction to “Corporate and Other” segment loss of $3.6 million for the three months ended June 30, 2007 and $6.5 million for the six months ended June 30, 2007. All prior periods have been reclassified to conform to this new presentation.

	Drilling	Completion
	and	and	Total	Corporate
	Evaluation	Production	Oilfield	and Other	Total

Revenues
Three months ended June 30, 2008	$1,527.1	$1,470.4	$2,997.5	$—	$2,997.5
Three months ended June 30, 2007	1,278.7	1,258.7	2,537.4	0.1	2,537.5

Six months ended June 30, 2008	$2,918.0	$2,749.9	$5,667.9	$—	$5,667.9
Six months ended June 30, 2007	2,567.2	2,442.9	5,010.1	0.2	5,010.3

Segment profit (loss)
Three months ended June 30, 2008	$366.9	$322.6	$689.5	$(138.6)	$550.9
Three months ended June 30, 2007	326.6	265.2	591.8	(60.0)	531.8

Six months ended June 30, 2008	$716.4	$585.7	$1,302.1	$(182.0)	$1,120.1
Six months ended June 30, 2007	691.7	510.2	1,201.9	(115.0)	1,086.9

Total assets
As of June 30, 2008	$5,219.9	$4,391.5	$9,611.4	$1,096.6	$10,708.0
As of December 31, 2007	4,720.4	4,095.9	8,816.3	1,040.3	9,856.6
The following table presents the details of the segment profit (loss) for “Corporate and Other”:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Corporate and other expenses	$(63.7)	$(54.5)	$(127.6)	$(104.2)
Litigation settlement	(62.0)	—	(62.0)	—
Gain on sale of product line	—	—	28.2	—
Interest expense	(17.1)	(16.2)	(32.8)	(33.0)
Interest and dividend income	4.2	10.7	12.2	22.2

Total	$(138.6)	$(60.0)	$(182.0)	$(115.0)

NOTE 13. EMPLOYEE BENEFIT PLANS
     We have noncontributory defined benefit pension plans (“Pension Benefits”) covering employees primarily in the U.S., the U.K. and Germany. We also provide certain postretirement health care benefits (“other postretirement benefits”), through an unfunded plan, to substantially all U.S. employees who retire and have met certain age and service requirements.
     The components of net periodic benefit cost are as follows for the three months ended June 30:

					Other Postretirement
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Benefits
	2008	2007	2008	2007	2008	2007

Service cost	$7.6	$7.9	$0.7	$0.7	$2.1	$1.9
Interest cost	4.3	3.9	4.4	4.4	2.3	2.2
Expected return on plan assets	(9.6)	(8.6)	(5.5)	(4.8)	—	—
Amortization of prior service cost	0.1	0.2	—	—	0.3	0.3
Amortization of net loss	0.1	0.1	0.3	0.7	—	—

Net periodic benefit cost/(income)	$2.5	$3.5	$(0.1)	$1.0	$4.7	$4.4

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
The components of net periodic benefit cost are as follows for the six months ended June 30:

					Other Postretirement
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Benefits
	2008	2007	2008	2007	2008	2007

Service cost	$15.2	$15.8	$1.4	$1.4	$4.2	$3.8
Interest cost	8.6	7.8	8.8	8.8	4.6	4.4
Expected return on plan assets	(19.2)	(17.2)	(11.0)	(9.6)	—	—
Amortization of prior service cost	0.2	0.4	—	—	0.6	0.6
Amortization of net loss	0.2	0.2	0.6	1.4	—	—

Net periodic benefit cost/(income)	$5.0	$7.0	$(0.2)	$2.0	$9.4	$8.8

NOTE 14. GUARANTEES
     In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds, performance letters of credit and other bank issued guarantees, which totaled approximately $581.9 million at June 30, 2008. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our consolidated condensed financial statements.
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
     The changes in the aggregate product warranty liabilities for the six months ended June 30, 2008 are as follows:

Balance as of December 31, 2007	$14.8
Claims paid or settled	(4.0)
Additional warranties issued	2.5
Revisions in estimates of previously issued warranties	(0.1)

Balance as of June 30, 2008	$13.2

NOTE 15. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to owners. The components of our comprehensive income (loss), net of related tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$379.3	$349.6	$774.3	$724.3
Other comprehensive income (loss):
Foreign currency translation adjustments during the period	(7.5)	34.8	19.9	41.1
Pension and other postretirement benefits	2.4	(0.3)	(2.1)	(0.6)
Unrealized loss on available-for-sale securities	(7.5)	—	(7.5)	—

Total comprehensive income	$366.7	$384.1	$784.6	$764.8

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
     Total accumulated other comprehensive loss consisted of the following:

	June 30,	December 31,
	2008	2007

Foreign currency translation adjustments	$31.8	$11.9
Pension and other postretirement benefits	(58.2)	(56.1)
Unrealized loss on available-for-sale securities	(7.5)	—

Total accumulated other comprehensive loss	$(33.9)	$(44.2)

NOTE 16. LITIGATION
     We are involved in litigation or proceedings that have arisen in our business activities. We insure against these risks to the extent deemed prudent by our management and to the extent insurance is available, but no assurance can be given that the nature and amount of that insurance will be sufficient to fully indemnify us against liabilities arising out of pending and future legal proceedings. Many of these insurance policies contain deductibles or self-insured retentions in amounts we deem prudent and for which we are responsible for payment. In determining the amount of self-insurance, it is our policy to self-insure those losses that are predictable, measurable and recurring in nature, such as claims for automobile liability, general liability and workers compensation. We record accruals for the uninsured portion of losses. The accruals for losses are calculated by estimating losses for claims using historical claim data, specific loss development factors and other information as necessary.
     On March 29, 2002, we announced that we had been advised that the SEC and the Department Of Justice (“DOJ”) were conducting investigations into allegations of violations of law relating to Nigeria and other related matters. The SEC issued a formal order of investigation into possible violations of provisions under the Foreign Corrupt Practices Act (“FCPA”) regarding antibribery, books and records and internal controls. In connection with the investigations, the SEC issued subpoenas seeking information about our operations in Angola (subpoena dated August 6, 2003) and Kazakhstan (subpoenas dated August 6, 2003 and April 22, 2005) as part of its ongoing investigation. We provided documents to and cooperated fully with the SEC and DOJ. In addition, we conducted internal investigations into these matters. Our internal investigations identified issues regarding the propriety of certain payments and apparent deficiencies in our books and records and internal controls with respect to certain operations in Angola, Kazakhstan and Nigeria, as well as potential liabilities to government authorities in Nigeria. Evidence obtained during the course of the investigations was provided to the SEC and DOJ.
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
     Also on April 26, 2007, the SEC filed a Complaint (the “SEC Complaint”) and a proposed order (the “SEC Order”) against us in the Court. The SEC Complaint and the SEC Order were filed as part of a settled civil enforcement action by the SEC, to resolve the civil portion of the government’s investigation of us. As part of our agreement with the SEC, we consented to the filing of the SEC Complaint without admitting or denying the allegations in the SEC Complaint, and also consented to the entry of the SEC Order. The SEC Complaint alleges civil violations of the FCPA’s antibribery provisions related to our operations in Kazakhstan, the FCPA’s books-and-records and internal-controls provisions related to our operations in Nigeria, Angola, Kazakhstan, Indonesia, Russia, and

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
Uzbekistan, and the SEC’s cease and desist order of September 12, 2001. The SEC Order became effective on May 1, 2007, which is the date it was confirmed by the Court. The SEC Order enjoins us from violating the FCPA’s antibribery, books-and-records, and internal-controls provisions. As in the DPA, it requires that we retain the independent monitor to assess our FCPA compliance policies and procedures for the three-year period.
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
     On May 4, 2007 and May 15, 2007, The Sheetmetal Workers’ National Pension Fund and Chris Larson, respectively, instituted shareholder derivative lawsuits for and on the Company’s behalf against certain current and former members of the Board of Directors and certain current and former officers, and the Company as a nominal defendant, following the Company’s settlement with the DOJ and SEC in April 2007. On August 17, 2007, the Alaska Plumbing and Pipefitting Industry Pension Trust also instituted a shareholder derivative lawsuit for and on the Company’s behalf against certain current and former members of the Board of Directors and certain current and former officers, and the Company as a nominal defendant. On June 6, 2008, the Midwestern Teamsters Pension Trust Fund and Oppenheim Kapitalanlagegesellschaft Mbh instituted a shareholder derivative lawsuit for and on the Company’s behalf against certain current and former members of the Board of Directors and certain current and former officers, and the Company as a nominal defendant. The complaints in all four lawsuits allege, among other things, that the individual defendants failed to implement adequate controls and compliance procedures to prevent the events addressed by the settlement with the DOJ and SEC. The relief sought in the lawsuits includes a declaration that the defendants breached their fiduciary duties, an award of damages sustained by the Company as a result of the alleged breach and monetary and injunctive relief, as well as attorneys’ and experts’ fees. On May 15, 2008, the consolidated complaint of the Sheetmetal Workers’ National Pension Fund and The Alaska Plumbing and Pipefitting Industry Pension Trust was dismissed for lack of subject matter jurisdiction by the Houston Division of the United States District Court for the Southern District of Texas. The lawsuit brought by the Midwestern Teamsters Pension Trust Fund and Oppenheim Kapitalanlagegesellschaft Mbh is pending in the Houston Division of the United States District Court for the Southern District of Texas. The lawsuit brought by Chris Larson is pending in the 215th District Court of Harris County, Texas. We do not expect these lawsuits to have a material adverse effect on our consolidated condensed financial statements.
     On May 12, 2006, Baker Hughes Oilfield Operations, Inc. (“BHOO”), a subsidiary of the Company, was named as a defendant in a lawsuit in the United States District Court, Eastern District of Texas brought by ReedHycalog against BHOO and other third parties arising out of alleged patent infringement relating to the sale of certain diamond drill bits utilizing certain types of polycrystalline diamond cutters sold by our Hughes Christensen division (the “ReedHycalog Claims”). On May 22, 2008, we reached an agreement for reciprocal licenses with ReedHycalog, now a division of National Oilwell Varco, Inc. regarding the ReedHycalog Claims and related Baker Hughes counter-claims. As part of the agreement, the Company and ReedHycalog have agreed to a cross-license of the disputed technologies. As a result, in June 2008 the Company paid ReedHycalog $70.0 million in royalties for prior use of certain patented technologies, and ReedHycalog paid the Company $8.0 million in royalties for the license of certain Company patented technologies. The net charge of $62.0 million for the settlement of this litigation is reflected in the consolidated condensed statement of operations. In addition, the Company will pay a minimum of $30.0 million in royalties for future use. Pursuant to the agreement, BHOO is dismissed from all claims and has released ReedHycalog from all counter-claims, in connection with the previously disclosed litigation.
NOTE 17. SUBSEQUENT EVENTS
     On July 24, 2008, our Board of Directors authorized a program to repurchase up to $1.0 billion of our common stock (the “2008 Repurchase Program”) in addition to the existing stock repurchase authorization. As of July 24, 2008, we had authorization remaining to repurchase approximately $1.246 billion of common stock, including the 2008 Repurchase Program. We may repurchase our common stock depending on market conditions, applicable legal requirements, our liquidity and other considerations. On July 24, 2008, our Board of Directors also authorized a dividend of $0.15 per share, an increase from the previous quarterly dividend of $0.13 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated condensed financial statements and the related notes thereto, as well as our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Annual Report”).
EXECUTIVE SUMMARY
     We are a major supplier of wellbore related products and technology services and systems and provide products and services for drilling, formation evaluation, completion and production and reservoir technology and consulting to the worldwide oil and natural gas industry. We report our results under two segments – Drilling and Evaluation and Completion and Production – which are aligned by product line based upon the types of products and services provided to our customers and upon the business characteristics of the divisions during business cycles. In April 2008, we acquired two reservoir consulting firms – Gaffney, Cline & Associates (“GCA”) and GeoMechanics International (“GMI”). These firms provide consulting services related to reservoir engineering, technical and managerial advisory services and reservoir geomechanics and are included in the Drilling and Evaluation segment.
•	The Drilling and Evaluation segment consists of the Baker Hughes Drilling Fluids (drilling fluids), Hughes Christensen (oilfield drill bits), INTEQ (drilling, measurement-while-drilling and logging-while-drilling) and Baker Atlas (wireline formation evaluation and wireline completion services) divisions and also includes GCA and GMI, our newly acquired reservoir consulting firms. The Drilling and Evaluation segment provides products and services used to drill and evaluate oil and natural gas wells as well as consulting services used in the analysis of oil and gas reservoirs.

•	The Completion and Production segment consists of the Baker Oil Tools (workover, fishing and completion equipment), Baker Petrolite (oilfield specialty chemicals), Centrilift (electric submersible pumps and progressing cavity pumps) divisions, the ProductionQuest (production optimization and permanent monitoring) business unit, and Integrated Operations and Project Management. The Completion and Production segment provides equipment and services used from the completion phase through the productive life of oil and natural gas wells.
     The business operations of our divisions are organized around four primary geographic regions: North America; Latin America; Europe, Africa, Russia and the Caspian; and Middle East, Asia Pacific. Each region has a council comprised of regional vice presidents from each division and representatives from various functions as deemed necessary. The regional vice presidents report directly to each division president. Through this structure, we have placed our management close to our customers, improving our customer relationships and allowing us to react more quickly to local market conditions and needs.
     We operate in over 90 countries around the world and our corporate headquarters are in Houston, Texas. We have significant manufacturing operations in various countries, including, but not limited to, the United States (Texas, Oklahoma and Louisiana), the U.K. (Aberdeen, East Kilbride and Belfast), Germany (Celle), and Venezuela (Maracaibo). As of June 30, 2008, we had approximately 36,500 employees. Approximately 57% of our employees work outside the U.S.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Oil prices ($/Bbl)	$123.80	$64.95	$111.14	$61.58
Natural gas prices ($/mmBtu)	11.36	7.53	10.03	7.36
     Oil prices averaged $123.80/Bbl in the second quarter of 2008. Prices ranged from a low of $100.98/Bbl in early April to a quarter high of $140.21/Bbl in late June. The increase in oil prices continues to reflect strong worldwide demand, relatively low levels of spare production capacity and the weakening of the U.S. Dollar relative to other currencies. There is growing concern that slowing worldwide economic growth could negatively impact demand, particularly in the U.S. In its June 2008 Oil Market Report, the International Energy Agency (“IEA”) provided a downward revision in its estimate for 2008 worldwide demand due to concerns that record oil prices and reduced subsidies in several Non-OECD (Organization for Economic Co-operation and Development) countries will impact worldwide demand growth. The IEA now expects global oil demand to increase 1% to 86.8 million barrels per day in 2008, up from an estimated 86.0 million barrels per day in 2007.
     Natural gas prices averaged $11.36/mmBtu in the second quarter of 2008. Natural gas prices increased from a low of $9.36/mmBtu in early April to a high of $13.18/mmBtu at June quarter end. The increase reflects a number of factors including high oil prices, increased demand, lower imports of liquefied natural gas (“LNG”) and lower levels of natural gas in storage compared to 2007.
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

Our rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

U.S. – land and inland waters	1,797	1,680	1,755	1,666
U.S. – offshore	67	77	62	80
Canada	166	144	341	333

North America	2,030	1,901	2,158	2,079

Latin America	382	355	377	354
North Sea	46	54	43	51
Other Europe	51	26	51	27
Africa	68	62	67	64
Middle East	278	262	275	260
Asia Pacific	259	243	252	237

Outside North America	1,084	1,002	1,065	993

Worldwide	3,114	2,903	3,223	3,072

Second Quarter of 2008 Compared to the Second Quarter of 2007
     In North America, the rig count increased 7%. The U.S. – land and inland waters rig count increased 7% due to the increase in drilling for oil and natural gas. The U.S. – offshore rig count decreased 13% primarily due to the ongoing migration of rigs out of the Gulf of Mexico to more attractive international markets. The Canadian rig count was up 15% as increases in natural gas prices provided improved economics for natural gas producers.
     Outside North America, the rig count increased 8%. The rig count in Latin America increased 8% with activity increases in Mexico, Brazil and Colombia. The North Sea rig count decreased 15% due to activity declines in the U.K. sector. The rig count in Africa increased 10% driven primarily by activity increases in Libya and West Africa. Activity in the Middle East continued to expand, with a 6% increase in the rig count driven primarily by activity increases in Egypt and Oman. The rig count in the Asia Pacific region was up 7% primarily due to increased activity in Australia and Indonesia.
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
     The table below details certain consolidated condensed statement of operations data and their percentage of revenues for the three months and six months ended June 30, 2008 and 2007, respectively.

	Three Months Ended June 30,
	2008		2007

Revenues	$2,997.5	100%	$2,537.5	100%
Cost of revenues	1,996.6	67%	1,671.6	66%
Research and engineering	106.4	4%	92.7	4%
Marketing, general and administrative	269.9	9%	236.1	9%

	Six Months Ended June 30,
	2008		2007

Revenues	$5,667.9	100%	$5,010.3	100%
Cost of revenues	3,766.0	66%	3,271.7	65%
Research and engineering	208.7	4%	184.3	4%
Marketing, general and administrative	520.4	9%	457.0	9%

Revenues

	Three Months Ended June 30,		Increase
	2008	2007	(decrease)	% Change

Geographic Revenues:
North America	$1,263.8	$1,055.8	$208.0	20%
Latin America	281.1	232.1	49.0	21%
Europe, Africa, Russia, and the Caspian	905.4	765.0	140.4	18%
Middle East Asia Pacific	547.2	484.5	62.7	13%

Oilfield Operations	2,997.5	2,537.4	460.1	18%
Other revenues	—	0.1	(0.1)	—

Total revenues	$2,997.5	$2,537.5	$460.0	18%

	Six Months Ended June 30,		Increase
	2008	2007	(decrease)	% Change

Geographic Revenues:
North America	$2,425.4	$2,129.6	$295.8	14%
Latin America	531.1	460.1	71.0	15%
Europe, Africa, Russia, and the Caspian	1,667.8	1,474.2	193.6	13%
Middle East Asia Pacific	1,043.6	946.2	97.4	10%

Oilfield Operations	5,667.9	5,010.1	657.8	13%
Other revenues	—	0.2	(0.2)	—

Total revenues	$5,667.9	$5,010.3	$657.6	13%

Second Quarter of 2008 Compared to the Second Quarter of 2007
     Revenues for the three months ended June 30, 2008 increased 18% compared with the three months ended June 30, 2007, primarily due to increases in activity in certain geographic areas, price improvement and net changes in market share in selected product lines and geographic areas.
     Revenues in North America, which accounted for 42% of total revenues, increased 20% for the three months ended June 30, 2008 compared with the three months ended June 30, 2007. Revenues from our U.S. land and inland waters operations increased 24% compared to a 7% increase in the rig count due to the increase in drilling for oil and natural gas. U.S. offshore revenues increased 10% despite a 13% decrease in the U.S. offshore rig count. The U.S. offshore rig count continues to decline due to the ongoing migration of rigs out of the Gulf of Mexico to more attractive international markets. Canada revenues increased 13% compared to a 15% increase in the rig count as increases in natural gas prices provided improved economics for natural gas producers.
     Revenues outside North America, which accounted for 58% of total revenues, increased 17% for the three months ended June 30, 2008 compared with the three months ended June 30, 2007. This increase reflects the improvement in international drilling activity, as evidenced by the 8% increase in the rig count outside North America. Latin America revenues increased 21% compared to an 8% increase in the rig count, with revenues increasing primarily in Brazil, Colombia and Mexico. Europe, Africa, Russia and the Caspian (“EARC”) revenues increased 18% compared with the second quarter of 2007. The areas with the strongest revenue increases include Africa, where revenues increased 27% compared to a 10% increase in the rig count, as well as the Russia and Caspian area, where revenues increased 39%. Activity in the Middle East Asia Pacific (“MEAP”) region continued to expand, reflected by a 13% increase in revenues. Middle East revenues increased 13% compared to a 6% increase in the rig count, with revenues increasing primarily in Saudi Arabia and Oman. Asia Pacific revenues were up 13% compared to a 6% increase in the rig count. The increase in revenues was driven by increases in Saudi Arabia and Oman for the Middle East area and in China and Australia for the Asia Pacific area.
First Six Months of 2008 Compared to the First Six Months of 2007
     Revenues for the six months ended June 30, 2008 increased 13% compared with the six months ended June 30, 2007 driven primarily by both activity increases, and price improvement and net changes in market share. Revenues in North America increased 14% as they were positively impacted by the increased activity from land rigs drilling for oil and natural gas in the U.S., driven by continued investment in drilling for oil and natural gas prospects. Revenues outside North America increased 13% reflecting increased activity in all three regions. Latin America revenues increased 15%; EARC revenues increased 13% and MEAP revenues increased 10%.

Cost of Revenues
     Cost of revenues for the three months ended June 30, 2008 increased 19% compared with the three months ended June 30, 2007. Cost of revenues as a percentage of consolidated revenues was 67% and 66% for the three months ended June 30, 2008 and 2007, respectively. Cost of revenues for the six months ended June 30, 2008 increased 15% compared with the six months ended June 30, 2007. Cost of revenues as a percentage of consolidated revenues was 66% and 65% for the six months ended June 30, 2007 and 2006, respectively. The increase in cost of revenues as a percentage of consolidated revenues resulted primarily from a change in the geographic and product mix from the sale of our products and services and higher raw material and labor costs which were not fully offset by pricing increases.
Research and Engineering
     Research and engineering expenses increased 15% in the three months ended June 30, 2008 compared with the three months ended June 30, 2007 and increased 13% in the six months ended June 30, 2008 compared with the six months ended June 30, 2007. The increase reflects our continued commitment to developing and commercializing new technologies as well as investing in our core product offerings.
Marketing, General and Administrative
     Marketing, general and administrative expenses increased 14% in the three months ended June 30, 2008 compared with the three months ended June 30, 2007 and increased 14% in the six months ended June 30, 2008 compared with the six months ended June 30, 2007. The increase corresponds with increased activity and resulted primarily from higher employee related costs including compensation, training and benefits, higher marketing expenses as a result of increased activity, and an increase in legal, tax and other compliance-related expenses.
Litigation Settlement
     In connection with the settlement of litigation with ReedHycalog, in June 2008, the Company paid ReedHycalog $70.0 million in royalties for prior use of certain patented technologies, and ReedHycalog paid the Company $8.0 million in royalties for the license of certain Company patented technologies. The net charge of $62.0 million for the settlement of this litigation is reflected in the consolidated condensed statement of operations.
Interest and Dividend Income
     Interest and dividend income decreased $6.5 million in the three months ended June 30, 2008 compared with the three months ended June 30, 2007 and decreased $10.0 million in the six months ended June 30, 2008 compared with the six months ended June 30, 2007. The decrease was primarily due to lower interest rates on our short-term investments in 2008 compared to 2007.
Income Taxes
     Our effective tax rate in the second quarter of 2008 is 31.2%, which is lower than the U.S. statutory income tax rate of 35% due to lower rates of tax on certain international operations, a decrease in tax reserves as a result of favorable audit settlements and the expiration of statute of limitations in various taxing jurisdictions, offset by state income taxes. The tax rate for the year 2008 is expected to be between 31.5% and 32.0%.
     Our effective tax rate in the second quarter of 2007 was 34.3%, which is lower than the U.S. statutory income tax rate of 35% due to lower rates of tax on certain international operations offset by state income taxes. During the second quarter of 2007, we provided $9.3 million of additional taxes, and related interest and penalties associated with disallowed tax deductions taken in previous years, arising from the resolution of investigations with the Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”) in 2007.
     Our tax filings for various periods are subject to audit by the tax authorities in most jurisdictions where we conduct business. These audits may result in assessment of additional taxes that are resolved with the authorities or through the courts. We believe these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. We have received tax assessments from various taxing authorities and are currently at varying stages of appeals and/or litigation regarding these matters. We believe we have substantial defenses to the questions being raised and will pursue all legal remedies should an unfavorable outcome result. However, resolution of these matters involves uncertainties and there are no assurances that the outcomes will be favorable. We provide for uncertain tax positions pursuant to Financial Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109.
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
     Our outlook for exploration and development spending is based upon our expectations for customer spending in the markets in which we operate, and is driven primarily by our perception of industry expectations for oil and natural gas prices and their likely impact on customer capital and operating budgets as well as other factors that could impact the economic return oil and gas companies expect for developing oil and gas reserves. Our energy price forecasts below are based on information provided by our customers as well as market research and analyst reports including the Short Term Energy Outlook (“STEO”) published by the Energy Information Administration of the U.S. Department of Energy (“DOE”), the Oil Market Report published by the IEA and the Monthly Oil Market Report published by the Organization for Petroleum Exporting Countries (“OPEC”). Our outlook for production spending is based primarily on energy price forecasts and forecasts of expected oil and natural gas production levels.
     Our outlook for activity outside of North America is heavily influenced by our expectations for oil prices and our outlook for activity in North America is heavily influenced by our expectations for North American natural gas prices.
     Expectations for Oil Prices – Demand for oil is expected to increase 0.8 to 1.0 million barrels per day in 2008 compared to 2007. Non-OPEC supply is expected to increase 0.4 to 0.6 million barrels per day. The gap between increased demand and non-OPEC supply is expected to be met with increased OPEC supply and decreases in oil inventories. Inventories and spare productive capacity, which buffer oil markets from supply disruptions, are expected to remain relatively low reflecting the continuing tight balance between supply and demand. In its June 2008 STEO, the DOE forecasted oil prices to average $122/Bbl in 2008 and given the relatively low levels of inventory and spare productive capacity, prices are expected to remain volatile. The DOE expects oil prices to average $126/Bbl in 2009. Delays in either OPEC or non-OPEC supply additions could impact this forecast.
     We believe that these forecasts are similar to the forecasts our customers are using to plan their current spending levels. Our customers are likely to reduce their capital budgets if they expect oil prices to decline significantly. The risks to oil prices falling significantly include: (1) a significant economic recession in either the U.S. and/or China, developing Asia and the Middle East; (2) increases in non-OPEC production; (3) any significant disruption to worldwide demand; (4) reduced geo-political tensions; (5) poor OPEC quota discipline; or (6) other factors that result in spare productive capacity and higher oil inventory levels or decreased demand. If oil prices rise significantly there is a risk that the high energy price environment could destroy demand and significantly slow economic growth. This risk is higher for the economies that are most closely tied to the U.S. Dollar. If worldwide economic growth were to slow significantly, our customers would likely decrease their capital spending from current levels. The primary risk of oil prices increasing significantly are a supply disruption in a major oil exporting country including Iran, Saudi Arabia, Iraq, Venezuela, Nigeria or Norway and continued weakening of the U.S. Dollar.
     Expectations for North American Natural Gas Prices – In its June 2008 STEO, the DOE forecasted that U.S. natural gas demand would increase 2.2% in 2008 compared to 2007 assuming normal weather. The demand for U.S. natural gas is expected to be met by production from fields in the U.S., pipeline imports from Canada, and imports of LNG with natural gas storage buffering demand and supply. At current U.S. drilling activity levels, additions of new supply are expected to offset production declines and U.S. supply is expected to increase 6.0% in 2008 compared to 2007. Canadian imports are expected to decrease as a result of lower activity levels in Canada over the past two years and increased demand within Canada. LNG imports are dependent on global demand for LNG with the U.S. playing the role of the market of last resort, accepting gas into storage if it is not needed in other international markets. As a result of increasing worldwide demand for LNG cargoes, U.S. imports of LNG in 2008 are expected to decline by approximately 30% relative to 2007 levels. In its June 2008 STEO, the DOE forecasted that U.S. natural gas prices are expected to average approximately $11/mmBtu in 2008.
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
     Industry Activity and Customer Spending – Based upon our discussions with major customers, review of published industry reports and our outlook for oil and natural gas prices described above, our outlook for drilling activity, as measured by the Baker Hughes rig count and anticipated customer spending trends are as follows:
•	Outside North America – Customer spending, primarily directed at developing oil supplies, is expected to increase approximately 15% to 20% in 2008 compared with 2007. Drilling activity outside of North America is expected to increase approximately 8% to 10% in 2008 compared with 2007. Our assumptions regarding overall growth in customer spending outside of North America assume stable economic growth in the U.S., China and the balance of the world outside of North America. Our expectations for spending could decrease if there are disruptions in key oil and natural gas production markets or significant weakening of the economies in the U.S., China or other significant consumers of oil and natural gas.

•	North America – Customer spending in North America, primarily towards developing natural gas supplies, is expected to increase 15% to 20% in 2008 compared to 2007. Drilling activity is expected to increase 7% or more in the U.S. on land; decrease 10% to 15% offshore U.S.; and increase 8% to 10% in Canada with customer spending trends in each market reflecting these drilling activity trends. Production-oriented spending is expected to increase 15% to 20% reflecting increases in oil and gas production. Our expectations for spending and revenue growth in North America assume normal winter and summer weather, modest growth in energy demand and a reduction in U.S. LNG imports relative to 2007.
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
     Outside North America – In 2008, we expect revenues outside North America to increase 14% to 16% compared with 2007, continuing the multi-year trend of growth in customer spending. Spending on large projects by NOCs are expected to reflect established seasonality trends, resulting in softer revenues in the first half of the year and stronger revenues in the second half. In the second quarter of 2008, we were awarded more than $1.6 billion in project awards and extensions in Brazil and Mexico. We will incur incremental start up costs in the next two quarters as we invest to support these projects.
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
     The execution of our 2008 business plan and the ability to meet our 2008 financial objectives are dependent on a number of factors. Key factors include: the strength of the oilfield services market outside North America and our ability to realize price increases commensurate with the value we provide to our customers and in excess of the increase in raw material and labor costs; our ability to meet our growth objectives in areas where the lack of transparency in the market makes operating under the Deferred Prosecution Agreement between us and the DOJ more difficult; and the strength of the North American markets and our ability to maintain pricing in markets in which demand for oilfield services and industry capacity are more closely balanced. Other factors include, but are not limited to, our ability to: recruit, train and retain the skilled and diverse workforce necessary to meet our business needs; expand our business in areas that are growing rapidly with customers whose spending is expected to increase substantially (such as NOCs), and in areas where we have market share opportunities (such as the Middle East, Russia and the Caspian area and India); manage increasing raw material and component costs (especially steel alloys, chromium, copper, tungsten carbide, lead, nickel, titanium, beryllium, synthetic and natural diamonds, chemicals, barite and electronic components); continue to make ongoing improvements in the productivity of our manufacturing organization and manage our spending in the North American market depending on the relative strength or weakness of this market.
Compliance
     In connection with our settlements with the DOJ and SEC, we retained an independent monitor to assess and make recommendations about our compliance policies and procedures. In response to the monitor’s initial recommendations, we are continuing our reduction of the use of commercial sales representatives (“CSRs”) and processing agents, including the reduction of customs agents. We are also enhancing our channels of communication regarding agents while streamlining our compliance due diligence process for agents, including more clearly delineating the responsibilities of participants in the compliance due diligence process. We are adopting a risk-based compliance due diligence procedure for professional agents, enhancing our process for classifying distributors and creating a formal policy to guide business personnel in determining when subcontractors should be subjected to compliance due diligence. We are also instituting a program to ensure that each of our internal sponsors regularly reviews their CSRs, including a review with senior management.
     In addition, we are reviewing and expanding the use of our centralized finance organization including further implementation of our enterprise-wide accounting system and company-wide policies regarding expense reporting, petty cash, the approval of invoice payments and general ledger account coding. We also have consolidated our divisional audit functions and redeployed some of these resources for corporate audits. Further, we have restructured our corporate audit function, and are incorporating additional anti-corruption procedures into some of our audits, which are applied on a country-wide basis. We are also continuing to refine and enhance our procedures for Foreign Corrupt Practices Act (“FCPA”) compliance reviews, risk assessments, and legal audit procedures.
     Further, we are working to ensure that we have adequate legal compliance coverage around the world, including the coordination of compliance advice and training across the divisions in each of our regions. We are also creating simplified summaries, flow charts, and FAQs (Frequently Asked Questions) to accompany each of our compliance related policies and we are supplementing our existing policies. At the same time, we are taking steps to achieve further centralization of our customs and logistics function including the development of uniform and simplified customs policies and procedures. We are also developing uniform procedures for the verification and documentation of services provided by customs agents and a training program in which customs and logistics personnel receive specialized training focused specifically on risks associated with the customs process. We are also adopting a written plan for reviewing and reducing the number of our customs agents and freight forwarders.
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
     For a further description of our compliance programs see, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations--Compliance in our 2007 Annual Report.
LIQUIDITY AND CAPITAL RESOURCES
     Our objective in financing our business is to maintain adequate financial resources and access to additional liquidity. During the six months ended June 30, 2008, cash flows from operations were the principal sources of funding. We anticipate that cash flows from operations will be sufficient to fund our liquidity needs in 2008. At June 30, 2008, we had cash and cash equivalents of

$1,071.7 million, $1.0 billion of committed revolving credit facilities and a commercial paper program that provides additional liquidity. We also may access the capital markets for debt or to issue additional equity securities. See further discussion below under “Available Credit Facilities.”
     Our capital planning process is focused on utilizing our cash and cash flows generated from operations in ways that enhance the value of our company. During the six months ended June 30, 2008, we used cash for a variety of activities including working capital needs, acquisition of businesses, payment of dividends, share repurchases and capital expenditures.
Cash Flows
     Cash flows provided (used) by continuing operations by type of activity were as follows for the six months ended June 30:

	2008	2007

Operating activities	$557.0	$316.3
Investing activities	(483.1)	(279.2)
Financing activities	(62.6)	(144.5)
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
Operating Activities
     Cash flows from operating activities of continuing operations provided $557.0 million in the six months ended June 30, 2008 compared with $316.3 million in the six months ended June 30, 2007. This increase in cash flows of $240.7 million is primarily due to an increase in net income plus the change in net operating assets and liabilities that used less cash in the six months ended June 30, 2008 compared to the same period in 2007.
     The underlying drivers of the changes in net operating assets and liabilities are as follows:
•	An increase in accounts receivable in the six months ended June 30, 2008 used $283.3 million in cash compared with using $87.8 million in cash in the six months ended June 30, 2007. This increase was primarily due to the increase in revenues and an increase in the quarterly days sales outstanding of approximately five days.

•	An increase in accounts payable in the six months ended June 30, 2008 provided $138.4 million in cash compared with using $74.4 million in cash in the six months ended June 30, 2007. This increase in accounts payable was primarily due to an increase in operating assets to support increased activity.

•	Inventory used $171.8 million in cash in the six months ended June 30, 2008 compared with using $152.4 million in cash in the six months ended June 30, 2007 due to activity increases.

•	Accrued employee compensation and other accrued liabilities used $16.8 million in cash in the six months ended June 30, 2008 compared with using $253.5 million in cash in the six months ended June 30, 2007. The decrease was primarily due to payments made in the first six months of 2007 that were greater than payments made in the first six months of 2008 including payments related to employee bonuses, non income tax liabilities and the payment of $44.1 million related to the settlement of the investigations by the SEC and DOJ.
Investing Activities
     Our principal recurring investing activity is the funding of capital expenditures to ensure that we have the appropriate levels and types of rental tools in place to generate revenues from operations. Expenditures for capital assets totaled $539.0 million and $538.4 million for the six months ended June 30, 2008 and 2007, respectively. While the majority of these expenditures were for rental tools, including wireline tools, and machinery and equipment, we have also increased our spending on new facilities, expansions of existing facilities and other infrastructure projects.
     Proceeds from the disposal of assets were $96.6 million and $90.7 million for the six months ended June 30, 2008 and 2007, respectively. These disposals relate to rental tools that were lost-in-hole, as well as machinery, rental tools and equipment no longer used in operations that were sold throughout the period.

     We routinely evaluate potential acquisitions of businesses of third parties that may enhance our current operations or expand our operations into new markets or product lines. We may also from time to time sell business operations that are not considered part of our core business.
     In February 2008, we sold the assets associated with the Completion and Production segment’s Surface Safety Systems product line and received cash proceeds of $31.0 million.
     In April 2008, we acquired two reservoir consulting firms – Gaffney, Cline & Associates and GeoMechanics International and paid cash of $71.7 million, including $3.5 million of direct transaction costs, and net of cash acquired of $5.2 million. As a result of the acquisition, we recorded $37.6 million of goodwill and $22.1 million of intangible assets.
     During the six months ended June 30, 2007, we purchased $1,733.5 million of and received proceeds of $1,902.0 million from maturing auction rate securities (“ARS”), which are variable-rate debt securities. While the underlying security has a long-term maturity, the interest rate is reset through Dutch auctions that are typically held every 7, 28 or 35 days. We discontinued additional investments in auction rate securities in September 2007.
     At June 30, 2008 and at December 31, 2007, the fair value of the ARS investments we still hold is $28.1 million and $35.6 million, respectively. The change of $7.5 million reflects a temporary impairment recorded as an unrealized loss in accumulated other comprehensive loss, a component of stockholders’ equity, in the three months ended June 30, 2008. Since September 2007, we have been unable to sell our ARS investment at auctions. As a result of the unsuccessful auctions, the interest rate resets every 28 days at one month LIBOR plus 50 basis points and the liquidity of these investments has been diminished. Based on our ability to access our cash and cash equivalents, our expected operating cash flows, and our other sources of cash including our credit facilities with commercial banks, we do not anticipate that the lack of liquidity on these investments will affect our ability to operate our business. Based on our ability and intent to hold such investments for a period of time sufficient to allow for any anticipated recovery in the fair value, we have classified all of our auction rate securities as noncurrent investments.
Financing Activities
     We had net borrowings of commercial paper and other short-term debt of $537.4 million and $1.1 million in the six months ended June 30, 2008 and 2007, respectively. Total debt outstanding at June 30, 2008 was $1,621.2 million, an increase of $536.4 million compared with December 31, 2007. The total debt to total capitalization (defined as total debt plus stockholders’ equity) ratios was 0.20 at June 30, 2008 and 0.15 at December 31, 2007. The increase in short-term debt was to fund expenses, capital expenditures and additional stock repurchases in the U.S. until cash can be cost effectively transferred to the U.S. from our international operations.
     We received proceeds of $51.3 million and $31.0 million in the six months ended June 30, 2008 and 2007, respectively, from the issuance of common stock from the exercise of stock options.
     Our Board of Directors has authorized a program to repurchase our common stock from time to time. During the six months ended June 30, 2008, we repurchased 8.3 million shares of our common stock at an average price of $69.09 per share for a total of $572.2 million. At June 30, 2008, we had authorization remaining to repurchase up to a total of $251.7 million of our common stock.
     We paid dividends of $80.5 million and $83.1 million in the six months ended June 30, 2008 and 2007, respectively.
Available Credit Facilities
     On March 3, 2008, we initiated a commercial paper program (the “Program”) under which we may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $500.0 million. On April 2, 2008, we increased the Program to an aggregate of $1.0 billion. The proceeds of the Program will be used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases. Commercial paper issued under the Program is scheduled to mature within approximately 270 days of issuance. The commercial paper is not redeemable prior to maturity and will not be subject to voluntary prepayment. At June 30, 2008, we had $544.8 million outstanding in commercial paper at a weighted average interest rate of 2.19%.
     At June 30, 2008, we had $1,515.2 million of credit facilities with commercial banks, of which $500.0 million is a committed revolving credit facility (the “2005 Facility”), which expires in July 2012 and $500.0 million is a committed revolving credit facility which expires in March 2009 (the “2008 Credit Agreement”). The 2005 Facility provides for a one year extension, subject to the approval and acceptance by the lenders, among other conditions. In addition, the 2005 Facility contains a provision to allow for an increase of an additional $500.0 million, subject to the approval and acceptance by the lenders, among other conditions. The 2005

Facility contains certain covenants which, among other things, require the maintenance of a funded indebtedness to total capitalization ratio (a defined formula per the 2005 Facility) of less than or equal to 0.60, restrict certain merger transactions or the sale of all or substantially all of the assets of the company or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the 2005 Facility may be accelerated. Such events of default include payment defaults to lenders under the 2005 Facility, covenant defaults and other customary defaults.
     The 2008 Credit Agreement, which we entered into on April 1, 2008, contains certain covenants, which, among other things, require the maintenance of a funded indebtedness to total capitalization ratio (a defined formula per the agreement) of less than or equal to 0.60, restrict certain merger transactions or the sale of all or substantially all of our assets or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the 2008 Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the 2008 Credit Agreement, covenant defaults and other customary defaults.
     At June 30, 2008, we were in compliance with all of the covenants of both facilities. Additionally, there were no direct borrowings under either facility during the six months ended June 30, 2008; however, to the extent we have outstanding commercial paper, our ability to borrow under these facilities is reduced.
     If market conditions were to change and revenues were to be significantly reduced or operating costs were to increase, our cash flows and liquidity could be reduced. Additionally, it could cause the rating agencies to lower our credit rating. We do not have any ratings triggers in the facilities that would accelerate the maturity of any borrowings under the facilities. However, a downgrade in our credit ratings could increase the cost of borrowings under the facilities and could also limit or preclude our ability to issue commercial paper. Should this occur, we would seek alternative sources of funding, including borrowing under the facilities.
     We believe our credit ratings and relationships with major commercial and investment banks would allow us to obtain interim financing over and above our existing credit facilities for any currently unforeseen significant needs or growth opportunities. We also believe that such interim financings could be funded with subsequent issuances of long-term debt or equity, if necessary.
Cash Requirements
     In 2008, we believe cash and cash flows generated from operations will provide us with sufficient capital resources and liquidity to manage our working capital needs, meet contractual obligations, fund capital expenditures, pay dividends, repurchase common stock and support the development of our short-term and long-term operating strategies.
     In 2008, we expect capital expenditures to be approximately $1.3 billion excluding acquisitions. The expenditures are expected to be used primarily for normal, recurring items necessary to support the growth of our business and operations.
     In 2008, we expect to make interest payments of between $73.0 million and $75.0 million. This is based on our current expectations of debt levels during 2008. We also anticipate making income tax payments of between $810.0 million and $860.0 million in 2008.
     As of June 30, 2008, we had authorization remaining to repurchase up to $251.7 million in common stock. On July 24, 2008, our Board of Directors authorized a program to repurchase up to $1.0 billion of our common stock (the “2008 Repurchase Program”) in addition to the existing stock repurchase authorization. As of July 24, 2008, we had authorization remaining to repurchase approximately $1.246 billion of common stock, including the 2008 Repurchase Program. We may repurchase our common stock in the open market, in privately negotiated transactions or block transactions from time to time depending on market conditions, applicable legal requirements, our liquidity and other considerations. We may enter into Rule 10b5-1 plans to facilitate repurchases under the programs. A Rule 10b5-1 plan would generally permit us to repurchase the shares at any time when we might otherwise be prevented from doing so under certain securities laws. Shares repurchased under the programs will be retired. The programs do not require us to acquire any particular amounts of common stock and may be suspended or discontinued at any time.
     On July 24, 2008, our Board of Directors also authorized a dividend of $0.15 per share, an increase from the previous quarterly dividend of $0.13 per share. We now anticipate paying dividends of between $170.0 million and $175.0 million in 2008; however, our Board of Directors can change the dividend policy at anytime.
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

     Other than previously discussed, we do not believe there are any other material trends, demands, commitments, events or uncertainties that would have, or are reasonably likely to have, a material impact on our financial condition and liquidity. Other than previously discussed, we currently have no information that would create a reasonable likelihood that the reported levels of revenues and cash flows from operations in the first half of 2008 are not indicative of what we can expect in the near term.
NEW ACCOUNTING STANDARDS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In November 2007, the FASB placed a one year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities; however, SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities. We adopted all requirements of SFAS 157 on January 1, 2008, except as they relate to nonfinancial assets and liabilities, which will be adopted on January 1, 2009, as allowed under SFAS 157. See Note 9 for further information on the impact of this standard to financial assets and liabilities. We have not yet determined the impact, if any, on our consolidated condensed financial statements for nonfinancial assets and liabilities.
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
     In April 2008, the FASB issued FASB Staff Position SFAS 142-3 (“FSP SFAS 142-3”), Determination of the Useful Life of Intangible Assets. FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations, and other U.S. GAAP principles. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. We will adopt FSP SFAS 142-3 on January 1, 2009 and have not yet determined the impact, if any, on our consolidated condensed financial statements.
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
     All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in “Part II, Item 1A. Risk Factors” section contained herein, as well as the risk factors described in our 2007 Annual Report, the Company’s Form 10-Q for the quarter ended March 31, 2008, this filing and those set forth from time to time in our filings with the SEC. These documents are available through our web site or through the SEC’s Electronic Data Gathering and Analysis Retrieval System (“EDGAR”) at http://www.sec.gov.
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
Foreign Currency Forward Contracts
     At June 30, 2008, we had entered into several foreign currency forward contracts with notional amounts aggregating $135.0 million to hedge exposure to currency fluctuations in various foreign currencies, including British Pound Sterling, Euro, Norwegian Krone and the Brazilian Real. These contracts are designated and qualify as fair value hedging instruments. Based on quoted market prices as of June 30, 2008 for contracts with similar terms and maturity dates, we recorded a gain of $0.1 million to adjust these foreign currency forward contracts to their fair market value. This gain offsets designated foreign exchange losses resulting from the underlying exposures and is included in marketing, general and administrative expenses in our consolidated condensed statement of operations.
     The counterparties to the forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the unlikely event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency rate differential.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this quarterly report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, as of June 30, 2008, our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. During the second quarter of 2008, the lawsuit filed against Baker Hughes Oilfield Operations, Inc. by ReedHycalog was dismissed in connection with the settlement of that litigation. In addition, On May 15, 2008, the consolidated complaint of the Sheetmetal Workers’ National Pension Fund and The Alaska Plumbing and Pipefitting Industry Pension Trust was dismissed for lack of subject matter jurisdiction by the Houston Division of the United States District Court for the Southern District of Texas. On June 6, 2008, the Midwestern Teamsters Pension Trust Fund and Oppenheim Kapitalanlagegesellschaft Mbh instituted a shareholder derivative lawsuit for and on the Company’s behalf against certain current and former members of the Board of Directors and certain officers, and the Company as a nominal defendant in the Houston Division of the United States District Court for the Southern District of Texas. See a further discussion of litigation matters in Note 16 of Notes to Unaudited Consolidated Condensed Financial Statements.
     For additional information see also, “Item 2 -- Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Outlook” of this Form 10-Q and Item 3 of Part I of our 2007 Annual Report for additional discussion of legal proceedings.
ITEM 1A. RISK FACTORS
     As of the date of this filing, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the 2007 Annual Report and the Form 10-Q for the period ended March 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table contains information about our purchases of equity securities during the three months ended June 30, 2008.
Issuer Purchases of Equity Securities

Maximum
Number (or
			Total Number			Approximate
			of Shares			Dollar Value) of
			Purchased as			Shares that May
			Part of a		Total Number	Yet Be
	Total Number	Average Price	Publicly	Average Price	of Shares	Purchased
	of Shares	Paid Per	Announced	Paid Per	Purchased in	Under the
Period	Purchased(1)	Share(1)	Program(2)	Share(3)	the Aggregate	Program(4)

April 1-30, 2008	7,442	$80.21	—	$—	7,442	—
May 1-31, 2008	—	—	—	—	—	—
June 1-30, 2008	2,119	88.48	51,000	87.08	53,119	—

Total	9,561	$82.04	51,000	$87.08	60,561	$251,742,066

(1)	Represents shares purchased from employees to pay the option exercise price related to stock-for-stock exchanges in option exercises or to satisfy the tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock units.

(2)	Repurchases were made under a Stock Purchase Plan with an agent that complied with the requirements of Rule 10b5-1 of the Exchange Act (the “Plan”) as well as open market purchases that complied with Rule 10b-18 of the Exchange Act. We entered into a Plan as of May 23, 2008 that ran from June 2, 2008 through July 24, 2008. Under the Plan, the agent repurchased a number of shares of our common stock determined under the terms of the Plan each trading day based on the trading price of the stock on that day. Shares were repurchased under the Plan by the agent at the prevailing market prices, in open market transactions which complied with Rule 10b-18 of the Exchange Act.

(3)	Average price paid includes commissions.

(4)	Our Board of Directors has authorized programs to repurchase our common stock from time to time. During the second quarter of 2008, we repurchased 51,000 shares of our common stock at an average price of $87.08 per share, for a total of $4.4 million with authorization remaining to repurchase up to a total of $251.7 million of our common stock. On July 24, 2008, our Board of Directors authorized a program to repurchase up to $1.0 billion of our common stock (the “2008 Repurchase Program”) in addition to the existing stock repurchase program. As of July 24, 2008, we had authorization remaining to repurchase approximately $1.246 billion of common stock, including the 2008 Repurchase Program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On April 24, 2008, we held our Annual Meeting of Stockholders. Information regarding our meeting is included under Item 4 of Part II of our Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2008.
ITEM 5. OTHER INFORMATION
     The following events occurred subsequent to the period covered by this Form 10-Q and are reportable under Form 8-K:
     Item 5.02(e) - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
Amended and Restated Supplemental Retirement Plan. On July 24, 2008, we amended and restated the Baker Hughes Incorporated Supplemental Retirement Plan (the “SRP”). The amendments were undertaken primarily to simplify the administrative procedures applicable to certain distributions under the SRP and to provide for accelerated vesting of SRP benefits in the event of a change in control of our company, as defined in our individual change of control agreements and other compensatory arrangements. A copy of the SRP is attached hereto as Exhibit 10.1.
Amended and Restated Director Compensation Deferral Plan. On July 24, 2008, we amended and restated the Baker Hughes Director Compensation Deferral Plan (the “DCDP”). The amendments were undertaken primarily to comply with Section 409A of the Internal Revenue Code of 1986, as amended (“Section 409A”), and to clarify a change in the existing change in control definition to be consistent with the definition used in our change in control agreements. A copy of the DCDP is attached hereto as Exhibit 10.2.
Amendment to Director and Officer Long-Term Incentive Plan. On July 24, 2008, we amended the Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan (the “D&O Plan”). The Amendment was undertaken primarily to comply with Section 409A and to clarify a change in the existing change in control definition to be consistent with the definition used in our change in control agreements. A copy of the Amendment to the D&O Plan is attached as Exhibit 10.3.
Amendment to Employee Long-Term Incentive Plan. On July 24, 2008, we amended the Baker Hughes Incorporated 2002 Employee Long-Term Incentive Plan (the “Employee Plan”). The Amendment was undertaken primarily to comply with Section 409A and to clarify a change in the existing change in control definition to be consistent with the definition used in our change in control agreements. A copy of the Amendment to the Employee Plan is attached as Exhibit 10.4.
     The foregoing descriptions of the plans and amendments do not purport to be complete and are qualified in their entirety by reference to such plans and amendments, which are filed with this Form 10-Q as Exhibits 10.1 through 10.4, respectively, and incorporated herein by reference.
     Item 8.01 - Other Events.
     On July 24, 2008, the Company issued a news release announcing that its Board of Directors authorized a regular dividend of $0.15 per share, an increase from the previous regular quarterly dividend of $0.13 per share. The Company also announced that its Board of Directors authorized a program to repurchase up to $1.0 billion of the Company’s common stock in addition to the existing stock repurchase program. A copy of the news release is incorporated herein by reference and attached hereto as Exhibit 99.1.
ITEM 6. EXHIBITS
     Each exhibit identified below is filed as a part of this report. Exhibits designated with a “+” are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.
10.1+	Baker Hughes Incorporated Supplemental Retirement Plan, as amended and restated effective as of January 1, 2009.

10.2+	Baker Hughes Incorporated Director Compensation Deferral Plan, as amended and restated effective as of January 1, 2009.

10.3+	Amendment to Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan, effective July 24, 2008.

10.4+	Amendment to Baker Hughes Incorporated 2002 Employee Long-Term Incentive Plan, effective July 24, 2008.

10.5	Credit Agreement dated as of April 1, 2008, among Baker Hughes Incorporated, JPMorgan Chase Bank, N.A., as Administrative Agent, and fifteen lenders for $500 million, in the aggregate for all banks (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed April 2, 2008).

10.6	Third Amendment to Credit Agreement dated as of April 1, 2008, among Baker Hughes Incorporated, JPMorgan Chase Bank, N.A., as Administrative Agent, and fifteen lenders for $500 million, in the aggregate for all banks (filed as Exhibit 10.2 to Current Report of Baker Hughes Incorporated on Form 8-K filed April 2, 2008).

31.1	Certification of Chad C. Deaton, Chief Executive Officer, dated July 29, 2008, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Peter A. Ragauss, Chief Financial Officer, dated July 29, 2008, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Statement of Chad C. Deaton, Chief Executive Officer, and Peter A. Ragauss, Chief Financial Officer, dated July 29, 2008, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

99.1	News release dated July 24, 2008 to announce an increase in the quarterly dividend and an additional stock repurchase program.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAKER HUGHES INCORPORATED (Registrant)

Date: July 29, 2008	By: /s/ PETER A. RAGAUSS Peter A. Ragauss Senior Vice President and Chief Financial Officer

Date: July 29, 2008	By: /s/ ALAN J. KEIFER

Alan J. Keifer
Vice President and Controller

EXHIBIT INDEX
     Each exhibit identified below is filed as a part of this report. Exhibits designated with a “+” are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.
10.1+	Baker Hughes Incorporated Supplemental Retirement Plan, as amended and restated effective as of January 1, 2009.

10.2+	Baker Hughes Incorporated Director Compensation Deferral Plan, as amended and restated effective as of January 1, 2009.

10.3+	Amendment to Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan, effective July 24, 2008.

10.4+	Amendment to Baker Hughes Incorporated 2002 Employee Long-Term Incentive Plan, effective July 24, 2008.

10.5	Credit Agreement dated as of April 1, 2008, among Baker Hughes Incorporated, JPMorgan Chase Bank, N.A., as Administrative Agent, and fifteen lenders for $500 million, in the aggregate for all banks (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed April 2, 2008).

10.6	Third Amendment to Credit Agreement dated as of April 1, 2008, among Baker Hughes Incorporated, JPMorgan Chase Bank, N.A., as Administrative Agent, and fifteen lenders for $500 million, in the aggregate for all banks (filed as Exhibit 10.2 to Current Report of Baker Hughes Incorporated on Form 8-K filed April 2, 2008).

31.1	Certification of Chad C. Deaton, Chief Executive Officer, dated July 29, 2008, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Peter A. Ragauss, Chief Financial Officer, dated July 29, 2008, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Statement of Chad C. Deaton, Chief Executive Officer, and Peter A. Ragauss, Chief Financial Officer, dated July 29, 2008, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

99.1	News release dated July 24, 2008 to announce an increase in the quarterly dividend and an additional stock repurchase program.