Form 10-K
period 2008-12-31
BAKER HUGHES INC
filed 2009-02-27
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-9397
Baker Hughes Incorporated
(Exact name of registrant as specified in its charter)

Delaware	76-0207995
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 Allen Parkway, Suite 2100, Houston, Texas	77019-2118
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (713) 439-8600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1 Par Value per Share	New York Stock Exchange
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price on June 30, 2008 reported by the New York Stock Exchange) was approximately $26,994,000,000.
     As of February 20, 2009, the registrant has outstanding 308,874,934 shares of common stock, $1 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 2009 are incorporated by reference into Part III of this Form 10-K.

Baker Hughes Incorporated

PART I
ITEM 1. BUSINESS
     Baker Hughes Incorporated is a Delaware corporation engaged in the oilfield services industry. As used herein, “Baker Hughes,” “Company,” “we,” “our” and “us” may refer to Baker Hughes Incorporated and/or its subsidiaries. The use of these terms is not intended to connote any particular corporate status or relationships. Baker Hughes was formed in April 1987 in connection with the combination of Baker International Corporation and Hughes Tool Company. We are a major supplier of wellbore related products and technology services, including products and services for drilling, formation evaluation, completion and production and reservoir technology and consulting to the worldwide oil and natural gas industry. We may conduct our operations through subsidiaries, affiliates, ventures and alliances.
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
     We have adopted a Business Code of Conduct to provide guidance to our directors, officers and employees on matters of business conduct and ethics, including compliance standards and procedures. We have also required our principal executive officer, principal financial officer and principal accounting officer to sign a Code of Ethical Conduct Certification. Our Business Code of Conduct and Code of Ethical Conduct Certifications are available on the Investor Relations section of our website at www.bakerhughes.com. We will disclose on a current report on Form 8-K or on our website information about any amendment or waiver of these codes for our executive officers and directors. Waiver information disclosed on our website will remain on the website for at least 12 months after the initial disclosure of a waiver. Our Corporate Governance Guidelines and the charters of our Audit/Ethics Committee, Compensation Committee, Executive Committee, Finance Committee and Governance Committee are also available on the Investor Relations section of our website at www.bakerhughes.com. In addition, a copy of our Business Code of Conduct, Code of Ethical Conduct Certifications, Corporate Governance Guidelines and the charters of the committees referenced above are available in print at no cost to any stockholder who requests them by writing or telephoning us at the following address or telephone number:
Baker Hughes Incorporated
2929 Allen Parkway, Suite 2100
Houston, TX 77019-2118
Attention: Investor Relations
Telephone: (713) 439-8039
     We report our results under two segments: the Drilling and Evaluation segment and the Completion and Production segment. We have aggregated our divisions within each segment by aligning our product lines based upon the types of products and services provided to our customers and upon the business characteristics of the product lines during business cycles. The product lines have similar economic characteristics and the long-term financial performance of these product lines are affected by similar economic conditions. They also operate in the same markets, which include all of the major oil and natural gas producing regions of the world.
•	The Drilling and Evaluation segment consists of the Baker Hughes Drilling Fluids (drilling fluids), Hughes Christensen (oilfield drill bits), INTEQ (drilling, measurement-while-drilling and logging-while-drilling) and Baker Atlas (wireline formation evaluation and wireline completion services) divisions and also includes our reservoir technology and consulting group. The Drilling and Evaluation segment provides products and services used to drill and evaluate oil and natural gas wells and consulting services used in the analysis of oil and gas reservoirs.

•	The Completion and Production segment consists of the Baker Oil Tools (workover, fishing and completion equipment), Baker Petrolite (oilfield specialty chemicals), Centrilift (electric submersible pumps and progressing cavity pumps) divisions, the ProductionQuest (production optimization and permanent monitoring) business unit, and Integrated Operations and Project Management. The Completion and Production segment provides equipment and services used from the completion phase through the productive life of oil and natural gas wells.
     For additional industry segment information for the three years ended December 31, 2008, see Note 13 of the Notes to Consolidated Financial Statements in Item 8 herein.

DRILLING AND EVALUATION SEGMENT
     Our Drilling and Evaluation segment is a leading provider of products and services used in the drilling and evaluation of oil and natural gas wells. We provide drilling and completion fluids and fluids environmental services, Tricone® roller cone bits and fixed-cutter polycrystalline diamond compact (“PDC”) bits , directional drilling services, measurement-while-drilling (“MWD”) and logging-while-drilling (“LWD”) services, wireline formation evaluation and completion and production services, and reservoir technology and consulting services.
Drilling Fluids
     Drilling fluids (also called “Mud”) are an important component of the drilling process and are pumped from the surface through the drill string, exiting nozzles in the drill bit and traveling back up the wellbore where the fluids are recycled. This process cleans the bottom of the well by transporting the cuttings to the surface while also cooling and lubricating the bit and drill string. Drilling fluids are typically manufactured by mixing oil, synthetic fluids or water with barite to give them weight, which enables the fluids to hold the wellbore open and stabilize it. Additionally, the fluids control downhole pressure and seal porous sections of the wellbore. To ensure maximum efficiency and wellbore stability, chemical additives are blended by the wellsite engineer with drilling fluids to achieve particular physical or chemical characteristics. For drilling through the reservoir itself, drill-in or completion fluids (also called “brines”) possess properties that minimize formation damage. Fluids environmental services (also called “waste management”) is the process of separating the drill cuttings from the drilling fluids and re-injecting the processed cuttings into specially prepared wells, or transporting and disposing of the cuttings by other means.
     Technology is very important in the selection of drilling fluids for many drilling programs, especially in deepwater, deep drilling and environmentally sensitive areas, whereas cost efficiency tends to drive customer purchasing decisions in other areas. Specific opportunities for competitive differentiation include:
•	improving drilling efficiency,

•	minimizing formation damage, and

•	handling and disposing of drilling fluids and cuttings in an environmentally safe manner.
     Key business drivers for drilling and completion fluids and fluids environmental services include the number of drilling rigs operating (especially the number of drilling programs targeting deep formations), total footage drilled, environmental regulations, as well as the current and expected future price of both oil and natural gas. Our primary competitors include M-I SWACO, Halliburton Company (“Halliburton”) and Newpark Resources, Inc.
Drill Bits
     We are a leading supplier of tri-cone and diamond drill bits. The primary objective of a drill bit is to drill a high quality wellbore as efficiently as possible. There are two primary types of drill bits:
     Tricone® Bits. Tricone® drill bits employ either hardened steel teeth or tungsten carbide insert cutting structures mounted on three rotating cones. These bits work by crushing and shearing the formation rock as they are turned. Tricone® drill bits have a wide application range.
     PDC (also known as “Diamond”) bits use fixed position cutters that shear the formation rock with a milling action as they are turned. In many softer and less variable applications, PDC bits offer higher penetration rates and a longer life than Tricone® drill bits. Advances in PDC technology have expanded the application of PDC bits into harder, more abrasive formations. A rental market has developed for PDC bits as improvements in bit life and bit repairs allow a bit to be used to drill multiple wells.
     The main driver of customer purchasing decisions in drill bits is the value added, usually measured in terms of savings in total operating costs per foot drilled. Specific opportunities for competitive differentiation include:
•	improving the rate of penetration,

•	extending bit life and bit reliability, and

•	selecting the optimal bit for each section to be drilled.

     Key business drivers for the sale or rental of drill bits include the number of drilling rigs operating, total footage drilled, type of well drilled (vertical, deviated, horizontal or extended reach), drilling rig rental costs, as well as the current and expected future price of both oil and natural gas. Our primary competitors in the oil and natural gas drill bit market include Smith International, Inc. (“Smith”), National Oilwell Varco, Inc. and Halliburton.
Directional Drilling and Drilling Evaluation Services
     We are a leading supplier of drilling and evaluation services, which include directional drilling, MWD and LWD services.
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
     We provide both conventional and rotary based directional drilling systems. Conventional directional drilling systems employ a downhole motor that turns the drill bit independently of drill string rotation from the surface. Placed just above the bit, a steerable motor assembly has a bend in its housing that is oriented to steer the well’s course. During the “rotary” mode, the entire drill string is rotated from the surface, negating the effect of this bend and causing the bit to drill on a straight course. During the “sliding” mode, drill string rotation is stopped and a “mud” motor (which converts hydraulic energy from the drilling fluids being pumped through the drill string into rotational energy at the bit) allows the bit to drill in the planned direction by orienting its angled housing, gradually guiding the wellbore through an arc.
     Baker Hughes was a pioneer and is a leader in the development and use of automated rotary steerable technology. In rotary steerable environments, the entire drill string is turned from the surface to supply energy to the bit. Unlike conventional systems, our AutoTrak® rotary steerable system changes the trajectory of the well using three pads that push against the wellbore from a non-rotating sleeve and is controlled by a downhole guidance system.
     Our AutoTrak® Xtreme® system combines conventional mud motor technology with rotary steerable technology to provide directional control and improved rate of penetration.
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
     Logging-While-Drilling. LWD is a variation of MWD in which the LWD tool gathers information on the petrophysical properties of the formation through which the wellbore is being drilled. Many LWD measurements are the same as those taken via wireline; however, taking measurements in real-time before any damage has been sustained by the reservoir as a result of the drilling process often allows for greater accuracy. Real-time measurements also enable “geo-steering” where geological markers identified by LWD tools are used to guide the bit and assure placement of the wellbore in the optimal location.
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
     We are also a provider of mud logging services, through which our engineers monitor the interaction between the drilling fluid and the formation and perform laboratory analysis of drilling fluids and examinations of the drill cuttings to detect the presence of hydrocarbons and identify the different geological layers penetrated by the drill bit.
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
     Key business drivers for directional drilling, MWD and LWD include the number of drilling rigs operating, the total footage drilled, the mix of conventional and rotary steerable systems used, technological sophistication of and type of wells being drilled (vertical, deviated, horizontal or extended reach), as well as the current and expected future price of both oil and natural gas. Our primary competitors in drilling and evaluation services include Halliburton, Schlumberger and Weatherford International Ltd. (“Weatherford”).
Wireline Formation Evaluation and Completion and Production Services
     We are a leading provider of wireline formation evaluation and completion and production services for oil and natural gas wells.
     Wireline Formation Evaluation. Wireline formation evaluation involves measuring and analyzing specific physical properties of the rock (petrophysical properties) in the immediate vicinity of a wellbore to determine an oil or natural gas reservoir’s boundaries, volume of hydrocarbons and ability to produce fluids to the surface. Electronic sensor instrumentation is run through the wellbore to measure porosity and density (how much open space there is in the rock), permeability (how well connected the spaces in the rock are) and resistivity (whether there is oil, natural gas or water in the spaces). Imaging tools are run through the wellbore to record a picture of the formation along the well’s length. Acoustic logs measure rock properties and help correlate wireline data with previous seismic surveys. Magnetic resonance measurements characterize the volume and type of fluids in the formation as well as provide a direct measure of permeability. At the surface, measurements are recorded digitally and can be displayed on a continuous graph, or “well log,” which shows how each parameter varies along the length of the wellbore. Wireline formation evaluation tools can also be used to record formation pressures and take samples of formation fluids to be further evaluated on the surface.
     Wireline formation evaluation instrumentation can be run in the well in several ways and at different times over the life of the well. The two most common methods of data collection are wireline logging and LWD. Wireline logging is conducted by pulling or pushing instruments through the wellbore after it is drilled, while LWD instruments are attached to the drill string and take measurements while the well is being drilled. Wireline logging measurements can be made before the well’s protective steel casing is set (open hole logging) or after casing has been set (cased hole logging). We also offer geophysical data interpretation services which help the operator interpret the petrophysical properties measured by the logging instruments and make inferences about the formation, presence and quantity of hydrocarbons. This information is used to determine the next steps in drilling and completing the well.
     Wireline Completion and Production Services. Wireline completion and production services include using wireline instruments to evaluate well integrity, perform mechanical intervention and perform cement evaluations. Wireline instruments can also be run in producing wells to perform production logging. We also provide perforating services, which involve puncturing a well’s steel casing and cement sheath with explosive charges. This creates a fracture in the formation and provides a path for hydrocarbons in the formation to enter the wellbore and be produced.
     Formation evaluation services allow oil and natural gas companies to define, manage and reduce their exploration and production risk. As such, the main driver of customer purchasing decisions is the value added by formation evaluation and wireline completion and production services. Specific opportunities for competitive differentiation include:
•	the efficiency of data acquisition,

•	the sophistication and accuracy of measurements,

•	the ability to interpret the information gathered to quantify the hydrocarbons producible from the formation,

•	the efficiency of providing wireline completion and production services at the wellsite, and

•	the ability to differentiate services that can run exclusively or more efficiently on wireline from services that run on drill pipe.
     Key business drivers for formation evaluation and wireline completion and perforating services include the number of drilling and workover rigs operating, as well as the current and expected future price of both oil and natural gas. Our primary competitors include Schlumberger, Halliburton and Weatherford.

Reservoir Technology and Consulting
     Our reservoir technology and consulting group provides a broad range of services that assist our customers in the evaluation, drilling, completion and production of oil and gas reservoirs. Services include well planning, drilling optimization, formation evaluation and imaging, well placement, sand control completions and stimulation and fracturing operations. We also provide consulting services to assist customers with operations management, exploration and field development and reservoir management.
COMPLETION AND PRODUCTION SEGMENT
     Our Completion and Production segment provides products and services used in the completion and production phase of oil and natural gas wells. This includes a wide variety of product lines which support wellbore construction and completion. This segment also provides specialty chemicals for the oilfield and refining markets, pipeline inspection and treatment services and the design, manufacture and repair of artificial lift systems; permanent monitoring and chemical injection systems; and integrated operations and project management services.
Wellbore Construction and Completion
     Baker Hughes is a world leader in wellbore construction, cased-hole completions, sand control and wellbore intervention solutions. The economic success of a well largely depends on how the well is completed. A successful completion ensures and optimizes the efficient and safe production of oil and natural gas to the surface. Our completion systems are matched to the formation and reservoir for optimum production and can employ a variety of products and services.
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
     Cased-Hole Completions. Cased-hole completions products and services include packers, flow control equipment, subsurface safety valves and intelligent completions.
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
     Wellbore Intervention. Wellbore intervention products and services are designed to protect producing assets. Intervention operations troubleshoot drilling problems and improve, maintain or restore economical production from already-producing wells. Products for wellbore intervention range from service tools and inflatable products to conventional and through-tubing fishing systems, casing exits, wellbore cleaning and temporary abandonment.

     Service tools function as surface-activated, downhole sealing and anchoring devices to isolate a portion of the wellbore during repair or stimulation operations. Service tool applications range from treating and cleaning to testing components from the wellhead to the perforations. Service tools also refer to tools and systems that are used for temporary or permanent well abandonment.
     Inflatable packers expand to set in pipe that is much larger than the outside diameter of the packer itself, so it can run through a restriction in the well and then set in the larger diameter below. Inflatable packers also can be set in “open hole,” whereas conventional tools only can be set inside casing. Through-tubing inflatables enable remedial operations in producing wells. Significant cost savings result from lower rig requirements and the ability to intervene in the well without having to remove the completion.
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
     Key business drivers for wellbore construction and completion services include the number of drilling and workover rigs operating, the relative complexity of the wells drilled and completed, as well as the current and expected future price of both oil and natural gas. Our primary competitors in wellbore construction, cased-hole completions and sand control include Halliburton, Schlumberger and Weatherford. Our primary competitors in wellbore intervention include Weatherford and Smith.
Specialty Chemicals
     We are a leading provider of specialty chemicals to the oil and gas industry. We also supply specialty chemicals to a number of industries including refining, pipeline transportation, petrochemical, agricultural and iron and steel manufacturing and provide polymer-based products to a broad range of industrial and consumer markets. Through our Pipeline Management Group, we offer a variety of products and services for the pipeline transportation industry.
     Oilfield Chemicals. We provide oilfield chemical programs for drilling, well stimulation, production, pipeline transportation and maintenance programs. Our products provide measurable increases in productivity, decreases in operating and maintenance costs and solutions to environmental problems. Examples of specialty oilfield chemical programs include emulsion breakers and chemicals which inhibit the formation of paraffin, scale, hydrates and other well performance issues or problems.
     Hydrate inhibitors - Natural gas hydrates are solid ice-like crystals that form in production flowlines and tubing and cause shutdowns and the need for system maintenance. Subsea wells and flowlines, particularly in deepwater environments, are especially susceptible to hydrates.
     Paraffin inhibitors - The liquid hydrocarbons produced from many oil and natural gas reservoirs become unstable soon after leaving the formation. Changing conditions, including decreases in temperature and pressure, can cause certain hydrocarbons in the produced fluids to crystallize and deposit on the walls of the well’s tubing, flow lines and surface equipment. These deposits are commonly referred to as paraffin. We offer solvents that remove the deposits, as well as inhibitors that prevent new deposits from forming.

     Scale inhibitors - Unlike paraffin deposits that originate from organic material in the produced hydrocarbons, scale deposits come from mineral-based contaminants in water that are produced from the formation as the water undergoes changes in temperature or pressure. Similar to paraffin, scale deposits can clog the production system. Treatments prevent and remove deposits in production systems.
     Corrosion inhibitors - Another problem caused by water mixed with downhole hydrocarbons is corrosion of the well’s tubulars and other production equipment. Corrosion can also be caused by dissolved hydrogen sulfide (“H2S”) gas, which reacts with the iron in tubulars, valves and other equipment, potentially causing failures and leaks. Additionally, the reaction creates iron sulfide, which can impair treating systems and cause blockages. We offer a variety of corrosion inhibitors and H2S scavengers.
     Emulsion breakers - Water and oil typically do not mix, but water present in the reservoir and co-produced with oil can often become emulsified, or mixed, causing problems for oil and natural gas producers. We also offer emulsion breakers that allow the water to be separated from the oil.
     Refining, Industrial and Other Specialty Chemicals. For the refining industry, we offer various process and water treatment programs, as well as finished fuel additives. Examples include programs to remove salt from crude oil and to control corrosion in processing equipment and environmentally friendly cleaners that decontaminate refinery equipment and petrochemical vessels at a lower cost than other methods. We also provide chemical technology solutions to other industrial markets throughout the world, including petrochemicals, fuel additives, plastics, imaging, adhesives, steel and crop protection.
     Pipeline Management. Baker Hughes offers a variety of products and services for the pipeline transportation industry. We offer custom turnkey cleaning programs that improve efficiency by combining chemical treatments with brush and scraper tools that are pumped through the pipeline. Efficiency can also be improved by adding polymer-based drag reduction agents to reduce the slowing effects of friction between the pipeline walls and the fluids within, thus increasing throughput and pipeline capacity. Additional services allow pipelines to operate more safely. These include inspection and internal corrosion assessment technologies, which physically confirm the structural integrity of the pipeline. In addition, our flow-modeling capabilities can identify high-risk segments of a pipeline to ensure proper mitigation programs are in place.
     The main driver of customer purchasing decisions in specialty chemicals is superior application of technology and service delivery. Specific opportunities for competitive differentiation include:
•	higher levels of production or throughput,

•	lower maintenance costs and frequency,

•	lower treatment costs and treatment intervals, and

•	successful resolution of environmental issues.
     Key business drivers for the sale of specialty chemicals and chemical treatment programs include oil and natural gas production levels, the number of producing wells, total liquids production, and the current and expected future price of both oil and natural gas. Our primary competitors for specialty chemicals include Champion Technologies, Inc., Nalco Holding Company and Smith.
Artificial Lift
     We are a leading manufacturer and supplier of artificial lift systems including electrical submersible pump systems (“ESPs”) and progressing cavity pump systems (“PCPs”).
     Electrical Submersible Pump Systems. ESPs lift large quantities of oil or oil and water from wells that do not flow under their own pressure. These “artificial lift” systems consist of a centrifugal pump and electric motor installed in the wellbore, armored electric cabling to provide power to the downhole motor and a variable speed controller at the surface. Baker Hughes designs, manufactures, markets and installs all the components of ESPs and also offers modeling software to size ESPs and simulate operating performance. ESPs may be used in both onshore and offshore wells. The range of appropriate application of ESPs is expanding as technology and reliability enhancements have improved ESPs’ performance in harsher environments and marginal reservoirs.

     Progressing Cavity Pump Systems. PCPs are a form of artificial lift comprised of a downhole progressing cavity pump powered by either a downhole electric motor or a rod turned by a motor on the surface. PCPs are preferred when the fluid to be lifted is viscous or when the volume is significantly less than could be economically lifted with ESPs.
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
     Key business drivers for artificial lift systems include oil production levels, as well as the current and expected future price of oil, the volume of water produced in mature basins and gas dewatering in coal bed methane and other gas wells. Our primary competitors in the ESP market include Schlumberger and John Wood Group PLC. In the PCP market, our competitors include Weatherford, Robbins & Myers, Inc. and Kudu Industries, Inc.
Permanent Monitoring and Chemical Injection Systems
     Permanent Monitoring Systems. Permanent downhole gauges are used in oil and gas wells to measure temperature, pressure, flow and other parameters in order to monitor well production as well as to confirm the integrity of the completion and production equipment in the well. We are a leading provider of electronic gauges including the engineering, application and field services necessary to complete an installation of a permanent monitoring system. In addition, we provide chemical injection line installation and services for treating wells for corrosion, paraffin, scale and other well performance problems. We also provide fiber optic based permanent downhole gauge technology for measuring pressure, temperature and distributed temperature. The benefits of fiber optic sensing include reliability, high temperature properties and the ability to obtain distributed readings.
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
     Key business drivers for permanent monitoring and chemical injection systems include the level of oil and gas prices, total daily oil and gas production and capital spending for critical wells (offshore, subsea, high production onshore and remotely located onshore). Our primary competitors include Schlumberger, Halliburton and Weatherford.

Integrated Operations and Project Management
     We are a provider of integrated operations, and we also manage projects on behalf of certain customers around the world.
     Integrated Operations and Project Management. Integrated operations is the process of coordinating the delivery of multiple product lines and services to a specific customer or project under a single contract or agreement. Project management encompasses the coordination and delivery of multiple product lines as well as the provision and coordination of third-party products and services in addition to those which we provide. Under a project management contract, we may be asked to assume responsibility for certain risks related to a project. These assumed risks may include the performance of our products and services, performance of products and services of third-party providers, or completion of the project in accordance with specified technical parameters or in a specified timeframe.
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
     Further information is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 of the Notes to Consolidated Financial Statements in Item 8 herein.
INTERNATIONAL OPERATIONS
     We operate in over 90 countries around the world and our corporate headquarters is in Houston, Texas. We have significant manufacturing operations in various countries, including, but not limited to, the United States (Texas, Oklahoma and Louisiana), the United Kingdom (Scotland and Northern Ireland), Germany (Celle), South America (Venezuela and Argentina) and the United Arab Emirates (Dubai). As of December 31, 2008, we had approximately 39,800 employees, of which approximately 57% work outside the United States.
     The business operations of our two segments are organized around four primary geographic regions: North America; Latin America; Europe, Africa, Russia and the Caspian; and Middle East, Asia Pacific. Through this structure, we have placed our management close to our customers, facilitating stronger customer relationships and allowing us to react more quickly to local market conditions and needs.
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
     Further information is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESEARCH AND DEVELOPMENT; PATENTS
     We are engaged in research and development activities directed primarily toward the improvement of existing products and services, the design of specialized products to meet specific customer needs and the development of new products, processes and services. For information regarding the amounts of research and development expense in each of the three years in the period ended December 31, 2008, see Note 1 of the Notes to Consolidated Financial Statements in Item 8 herein.
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
SEASONALITY
     Our operations can be affected by seasonal weather patterns and natural phenomena, which can temporarily affect the delivery and performance of our products and services, as well as customers’ budgetary cycles for capital expenditures. The widespread geographic locations of our operations and the timing of seasonal events serve to reduce the impact of individual events. Examples of seasonal events which can impact our business include:
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
RAW MATERIALS
     We purchase various raw materials and component parts for use in manufacturing our products. The principal materials we purchase are steel alloys (including chromium and nickel), titanium, beryllium, copper, lead, tungsten carbide, synthetic and natural diamonds, printed circuit boards and other electronic components and hydrocarbon-based chemical feed stocks. These materials are generally available from multiple sources and may be subject to price volatility. We have not experienced significant shortages of these materials and normally do not carry inventories of such materials in excess of those reasonably required to meet our production schedules. We do not expect significant interruptions in supply, but there can be no assurance that there will be no price or supply issues over the long term.
EMPLOYEES
     On December 31, 2008, we had approximately 39,800 employees, as compared with approximately 35,800 employees on December 31, 2007. Approximately 3,200 of these employees are represented under collective bargaining agreements or similar-type labor arrangements, of which the majority are outside the U.S. Based upon the geographic diversification of these employees, we believe any risk of loss from employee strikes or other collective actions would not be material to the conduct of our operations taken as a whole.

EXECUTIVE OFFICERS
     The following table shows, as of February 26, 2009, the name of each of our executive officers, together with his age and all offices presently held.

Name	Age

Chad C. Deaton	56	Chairman of the Board, President and Chief Executive Officer of the Company since February 2008. Chairman of the Board and Chief Executive Officer from 2004 to 2008. President and Chief Executive Officer of Hanover Compressor Company from 2002 to 2004. Senior Advisor to Schlumberger Oilfield Services from 1999 to 2001. Executive Vice President of Schlumberger from 1998 to 1999. Employed by the Company in 2004.

Peter A. Ragauss	51	Senior Vice President and Chief Financial Officer of the Company since 2006. Segment Controller of Refining and Marketing for BP plc from 2003 to 2006. Mr. Ragauss joined BP plc in 1998 as Assistant to the Group Chief Executive until 2000 when he became Chief Executive Officer of Air BP. Vice President of Finance and Portfolio Management for Amoco Energy International immediately prior to its merger with BP in 1998. Vice President of Finance for El Paso Energy International from 1996 to 1998 and Vice President of Corporate Development for Tenneco Energy in 1996. Employed by the Company in 2006.

Alan R. Crain	57	Senior Vice President and General Counsel of the Company since 2007. Vice President and General Counsel from 2000 to 2007. Executive Vice President, General Counsel and Secretary of Crown, Cork & Seal Company, Inc. from 1999 to 2000. Vice President and General Counsel from 1996 to 1999, and Assistant General Counsel from 1988 to 1996, of Union Texas Petroleum Holdings, Inc. Employed by the Company in 2000.

David H. Barr	59	Group President of Completion and Production since 2007 and Vice President of the Company from 1997 to 1998 and since 2000 until his retirement effective April 30, 2009. Group President of Drilling and Evaluation from 2005 to 2007. President of Baker Atlas from 2000 to 2005. Vice President, Supply Chain Management, of Cooper Cameron from 1999 to 2000. Mr. Barr also held the following positions with the Company: Vice President, Business Process Development, from 1997 to 1998 and the following positions with Hughes Tool Company/Hughes Christensen: Vice President, Production and Technology, from 1994 to 1997; Vice President, Diamond Products, from 1993 to 1994; Vice President, Eastern Hemisphere Operations, from 1990 to 1993 and Vice President, North American Operations, from 1988 to 1990. Employed by the Company in 1972.

Martin S. Craighead	49	Senior Vice President and Chief Operating Officer effective April 30, 2009. Group President of Drilling and Evaluation since 2007 and Vice President of the Company since 2005 until April 30, 2009. President of INTEQ from 2005 to 2007. President of Baker Atlas from February 2005 to August 2005. Vice President of Worldwide Operations for Baker Atlas from 2003 to 2005 and Vice President, Marketing and Business Development for Baker Atlas from 2001 to 2003; Region Manager for Baker Atlas in Latin America and Asia and Region Manager for E&P Solutions from 1995 to 2001. Employed by the Company in 1986.

Russell J. Cancilla	57	Vice President, HS&E and Security of the Company since 2009. Chief Security Officer from June 2006 to January 2009. Vice President and Security Officer of Innovene from 2005 to 2006; Vice President, Resources & Capabilities for HSSE for BP from 2003 to 2005 and Vice President, Real Estate and Management Services for BP from 1998 to 2003. Employed by the Company in 2006.

Didier Charreton	45	Vice President, Human Resources of the Company since 2007. Group Human Resources Director of Coats Plc, a global company engaged in the sewing thread and needlecrafts industry, from 2002 to 2007. Business Development of ID Applications for Gemplus S. A., a global company in the Smart Card industry, from 2000 to 2001. Various human resources positions at Schlumberger from 1989 to 2000. Employed by the Company in 2007.

Christopher P. Beaver	51	Vice President of the Company and President of Baker Oil Tools since 2005. Vice President of Finance for Baker Petrolite from 2002 to 2005; Director of Finance and Controller at INTEQ from

Name	Age

		1999 to 2002; Controller at Hughes Christensen from 1994 to 1999. Various accounting and finance positions at Hughes Christensen in the Eastern Hemisphere from 1985 to 1994. Employed by the Company in 1985.

Paul S. Butero	52	Vice President of the Company since 2005 and President of INTEQ since 2007. President of Baker Atlas from 2006 to 2007. President of Hughes Christensen from 2005 to 2006. Vice President, Marketing, of Hughes Christensen from 2001 to 2005 and as Region Manager for various Hughes Christensen areas (both in the United States and the Eastern Hemisphere) from 1989 to 2001. Employed by the Company in 1981.

Stephen K. Ellison	50	Vice President of the Company and President of Baker Atlas since 2007. Vice President, Middle East, Asia Pacific Region for Baker Atlas from 2005 to 2007; Asia Pacific Region Manager, Baker Atlas from 2001 to 2005 and Asia Pacific Region Operations Manager, Baker Atlas from 2000 to 2001. Employed by the Company in 1979.

Alan J. Keifer	54	Vice President and Controller of the Company since 1999. Western Hemisphere Controller of Baker Oil Tools from 1997 to 1999 and Director of Corporate Audit for the Company from 1990 to 1996. Employed by the Company in 1990.

Jay G. Martin	57	Vice President, Chief Compliance Officer and Senior Deputy General Counsel of the Company since 2004. Shareholder at Winstead Sechrest & Minick P.C. from 2001 to 2004. Partner, Phelps Dunbar from 2000 to 2001 and Partner, Andrews & Kurth from 1996 to 2000. Employed by the Company in 2004.

Derek Mathieson	38	Vice President and Chief Technology and Marketing Officer of the Company since December 2008. Chief Executive Officer of WellDynamics, Inc. from May 2007 to November 2008. Vice President Business Development, Technology and Marketing of WellDynamics, Inc. from April 2006 to May 2007; Technology Director and Chief Technology Officer from January 2004 to April 2006; Research and Development Manager from August 2002 to January 2004 and Reliability Assurance Engineer from April 2001 to August 2002 of WellDynamics, Inc. Well Engineer, Shell U.K. Exploration and Production 1997 to 2001. Employed by the Company in 2008.

Nelson Ney	45	Vice President of the Company and President of Centrilift since 2007. Operations Vice President, Europe, Africa, Russia and the Caspian Region for Hughes Christensen from 2006 to 2007; Operations Vice President, Centrilift Latin America Region from 2005 to 2006; General Manager, Centrilift Latin America operations from 2004 to 2005 and Regional Manager, Hughes Christensen Latin America operations from 2001 to 2004. Employed by the Company in 1990.

John A. O’Donnell	60	Vice President of the Company since 1998 and President of Baker Petrolite Corporation since 2005. President of Baker Hughes Drilling Fluids from 2004 to 2005. Vice President, Business Process Development of the Company from 1998 to 2002; Vice President, Manufacturing, of Baker Oil Tools from 1990 to 1998 and Plant Manager of Hughes Tool Company from 1988 to 1990. Employed by the Company in 1975.

Gary G. Rich	50	Vice President of the Company and President of Hughes Christensen since 2006. Vice President Marketing, Drilling and Evaluation for INTEQ from 2005 to 2006. Region Manager for INTEQ from 2001 to 2005; Director of Marketing for Hughes Christensen from 1998 to 2001 and served in various marketing and finance positions for the Company from 1987 to 1998. Employed by the Company in 1987.

Clifton N.B. Triplett	50	Vice President and Chief Information Officer of the Company since September 2008. 2007 to 2008 Corporate Vice President, Motorola Global Services and Corporate Vice President and Chief Information Officer of Motorola’s Network and Enterprise Group from 2006 to 2007. Employed by General Motors from 1997 to 2006 as Global Information Systems Officer for Computing and Telecommunications Services from 2003 to 2006 and Global Manufacturing and Quality Information Systems Officer from 1997 to 2003. Employed by the Company in 2008.

Name	Age

Richard L. Williams	53	Vice President of the Company and President of Baker Hughes Drilling Fluids since 2005. Vice President, Eastern Hemisphere Operations, Baker Oil Tools from March 2005 to May 2005. Worldwide Operations Vice President, INTEQ from 2004 to 2005; Vice President Eastern Hemisphere, INTEQ from 2003 to 2004 and Vice President Western Hemisphere, INTEQ from 2001 to 2003. Employed by the Company in 1975.
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
     We are involved in voluntary remediation projects at some of our present and former manufacturing locations or other facilities, the majority of which relate to properties obtained in acquisitions or to sites no longer actively used in operations. On rare occasions, remediation activities are conducted as specified by a government agency-issued consent decree or agreed order. Estimated remediation costs are accrued using currently available facts, existing environmental permits, technology and presently enacted laws and regulations. For sites where we are primarily responsible for the remediation, our cost estimates are developed based on internal evaluations and are not discounted. We record accruals when it is probable that we will be obligated to pay amounts for environmental site evaluation, remediation or related activities, and such amounts can be reasonably estimated. If the obligation can only be estimated within a range, we accrue the minimum amount in the range. In general, we seek to accrue costs for the most likely scenario, where known. Accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. Ongoing environmental compliance costs, such as obtaining environmental permits, installation of pollution control equipment and waste disposal, are expensed as incurred.
     The Comprehensive Environmental Response, Compensation and Liability Act (known as “Superfund” or “CERCLA”) imposes liability for the release of a “hazardous substance” into the environment. Superfund liability is imposed without regard to fault, even if the waste disposal was in compliance with laws and regulations. The United States Environmental Protection Agency (the “EPA”) and appropriate state agencies supervise investigative and cleanup activities at Superfund sites.
     We have been identified as a potentially responsible party (“PRP”) in remedial activities related to various Superfund sites, and we accrue our share of the estimated remediation costs of the site based on the ratio of the estimated volume of waste we contributed to the site to the total volume of waste disposed at the site. PRPs in Superfund actions have joint and several liability for all costs of remediation. Accordingly, a PRP may be required to pay more than its proportional share of such costs. For some projects, it is not possible at this time to quantify our ultimate exposure because the projects are either in the investigative or early remediation stage, or allocation information is not yet available. However, based upon current information, we do not believe that probable or reasonably possible expenditures in connection with the sites are likely to have a material adverse effect on our consolidated financial statements because we have recorded adequate reserves to cover the estimate we presently believe will be our ultimate liability in the matter. Further, other PRPs involved in the sites have substantial assets and may reasonably be expected to pay their share of the cost of remediation, and, in some circumstances, we have insurance coverage or contractual indemnities from third parties to cover a portion of or the ultimate liability.
     During the year ended December 31, 2008, we spent $39 million to comply with domestic and international standards regulating the discharge of materials into the environment or otherwise relating to the protection of the environment (collectively, “Environmental Regulations”). This cost includes the total spent on remediation projects at current or former sites, Superfund projects and environmental compliance activities, exclusive of capital expenditures. In 2009, we expect to spend approximately $41 million to comply with Environmental Regulations. During the year ended December 31, 2008, we incurred $8 million in capital expenditures for environmental control equipment, and we estimate we will incur approximately $18 million during 2009. Based upon current information, we believe that our compliance with Environmental Regulations will not have a material adverse effect upon our capital expenditures, earnings or competitive position because we have either established adequate reserves or our cost for that compliance is not expected to be material to our consolidated financial statements. Our total accrual for environmental remediation is $17 million and $17 million, which includes accruals of $6 million and $5 million for the various Superfund sites, at December 31, 2008 and 2007, respectively.

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
Risk Factors Related to the Worldwide Oil and Natural Gas Industry
     Our business is focused on providing products and services to the worldwide oil and natural gas industry; therefore, our risk factors include those factors that impact, either positively or negatively, the markets for oil and natural gas. Expenditures by our customers for exploration, development and production of oil and natural gas are based on their expectations of future hydrocarbon demand, the risks associated with developing the reserves, their ability to finance exploration for and development of reserves, and the future value of the reserves. Their evaluation of the future value is based, in part, on their expectations for global demand, global supply, excess production capacity, inventory levels, and other factors that influence oil and natural gas prices. The key risk factors currently influencing the worldwide oil and natural gas markets are discussed below.
Demand for oil and natural gas is subject to factors beyond our control, which may adversely affect our operating results. The continuing weakness or further deterioration of the global economy or credit market could reduce our customers’ spending levels and reduce our revenues and operating results.
     Demand for oil and natural gas, as well as the demand for our services, is highly correlated with global economic growth, and in particular by the economic growth of countries such as the U.S., India, and China, as well as developing Asia and the Middle East who are either significant users of oil and natural gas or whose economies are experiencing the most rapid economic growth compared to the global average. The slowdown in global economic growth and recession in the developed economies has resulted in reduced demand for oil and natural gas, increased spare productive capacity and lower energy prices. The continuing weakness or further deterioration of the global economy or credit market could reduce our customers’ spending levels and reduce our revenues and operating results. Expectations for reduced hydrocarbon demand have adversely impacted demand for our services. Incremental weakness in global economic activity, particularly in China, India, the Middle East and developing Asia will reduce demand for oil and natural gas and result in lower oil and natural gas prices. Incremental strength in global economic activity in such areas will create more demand for oil and natural gas and support higher oil and natural gas prices. In addition, demand for oil and natural gas could be impacted by environmental regulation or carbon taxes targeting reduction of greenhouse gas emissions or the cost for carbon capture and sequestration related regulations.
Volatility of oil and natural gas prices can adversely affect demand for our products and services.
     Volatility in oil and natural gas prices can also impact our customers’ activity levels and spending for our products and services. Current energy prices are important contributors to cash flow for our customers and their ability to fund exploration and development activities. Expectations about future prices and price volatility are important for determining future spending levels.
     Lower oil and gas prices generally lead to decreased spending by our customers. While higher oil and natural gas prices generally lead to increased spending by our customers, sustained high energy prices can be an impediment to economic growth, and can therefore negatively impact spending by our customers. Our customers also take into account the volatility of energy prices and other risk factors by requiring higher returns for individual projects if there is higher perceived risk. Any of these factors could affect the demand for oil and natural gas and could have a material adverse effect on our results of operations.

Many of our customers’ activity levels and spending for our products and services and ability to pay amounts owed us may be impacted by deterioration in the credit markets.
     Access to capital is dependent on our customers’ ability to access the funds necessary to develop economically attractive projects based upon their expectations of future energy prices, required investments and resulting returns. Limited access to external sources of funding has caused many customers to reduce their capital spending plans to levels supported by internally-generated cash flow. In addition, the combination of a reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may impact the ability of our customers to pay amounts owed to us.
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
     Access to prospects is also important to our customers. Access to prospects may be limited because host governments do not allow access to the reserves or because another oil and natural gas exploration company owns the rights to develop the prospect. Government regulations and the costs incurred by oil and natural gas exploration companies to conform to and comply with government regulations, may also limit the quantity of oil and natural gas that may be economically produced.
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
Changes in spare productive capacity or inventory levels can be indicative of future customer spending to explore for and develop oil and natural gas which in turn influences the demand for our products and services.
     Spare productive capacity and oil and natural gas storage inventory levels are an indicator of the relative balance between supply and demand. High or increasing storage or inventories generally indicate that supply is exceeding demand and that energy prices are likely to soften. Low or decreasing storage or inventories are an indicator that demand is growing faster than supply and that energy prices are likely to rise. Measures of maximum productive capacity compared to demand (“spare productive capacity”) are also an important factor influencing energy prices and spending by oil and natural gas exploration companies. When spare productive capacity is low compared to demand, energy prices tend to be higher and more volatile reflecting the increased vulnerability of the entire system to disruption.
Seasonal and adverse weather conditions adversely affect demand for our services and operations.
     Weather can also have a significant impact on demand as consumption of energy is seasonal, and any variation from normal weather patterns, cooler or warmer summers and winters, can have a significant impact on demand. Adverse weather conditions, such as hurricanes in the Gulf of Mexico, may interrupt or curtail our operations, or our customers’ operations, cause supply disruptions and result in a loss of revenue and damage to our equipment and facilities, which may or may not be insured. Extreme winter conditions in Canada, Russia or the North Sea may interrupt or curtail our operations, or our customers’ operations, in those areas and result in a loss of revenue.
Risk Factors Related to Our Business
     Our expectations regarding our business are affected by the following risk factors and the timing of any of these risk factors:
We operate in a highly competitive environment, which may adversely affect our ability to succeed.
     We operate in a highly competitive environment for marketing oilfield services and securing equipment and trained personnel. Our ability to continually provide competitive products and services can impact our ability to defend, maintain or increase prices for our products and services, maintain market share and negotiate acceptable contract terms with our customers. In order to be competitive, we must provide new technologies and reliable products and services that perform as expected and that create value for our customers. Our ability to defend, maintain or increase prices for our products and services is in part dependent on the industry’s capacity relative to customer demand, and on our ability to differentiate the value delivered by our products and services from our competitors’ products and services. In addition, our ability to negotiate acceptable contract terms and conditions with our customers, especially state-owned national oil companies, our ability to manage warranty claims and our ability to effectively manage our commercial agents can also impact our results of operations.
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
The high cost or unavailability of infrastructure, materials, equipment, supplies and personnel, particularly in periods of rapid growth, could adversely affect our ability to execute our operations on a timely basis.
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
     People are a key resource to developing, manufacturing and delivering our products and services to our customers around the world. Our ability to manage the recruiting, training and retention of the highly skilled workforce required by our plans and to manage the associated costs could impact our business. A well-trained, motivated work force has a positive impact on our ability to attract and retain business. Periods of rapid growth present a challenge to us and our industry to recruit, train and retain our employees while managing the impact of wage inflation and potential lack of available qualified labor in the markets where we operate. Likewise, in the current condition of the economy and our markets, we may have to adjust our workforce to control costs and yet not lose our skilled and diverse workforce. Labor-related actions, including strikes, slowdowns and facility occupations can also have a negative impact on our business.
Our business is subject to geopolitical and terrorism risks.
     Geopolitical risks and terrorist activity continue to grow in several key countries where we do business. Geopolitical risks could lead to, among other things, a loss of our investment in the country and an inability to collect our accounts receivable. Terrorism risks could lead to a loss of our investment in the country, as well as a disruption in business activities. Key oil producing countries in which we do business include Angola, Brazil, Canada, China, Norway, Russia, Saudi Arabia, U.K., U.S. and Venezuela.
Maintaining or developing the capacity (infrastructure, people and equipment) to provide our products and services in future periods can have a detrimental impact on near-term profitability.
Maintaining infrastructure, a highly-skilled technical workforce, and high technology equipment for future demands can have a detrimental impact on near-term profitability. Conversely, failure to maintain adequate infrastructure, a highly-skilled technical workforce, and high technology equipment can result in lost sales during periods of unanticipated demand.

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
     We have operations in the U.S. and in over 90 countries that can be impacted by expected and unexpected changes in the legal and business environments in which we operate. Our ability to manage our compliance costs will impact our ability to meet our earnings goals. Compliance related issues could also limit our ability to do business in certain countries. Changes that could impact the legal environment include new legislation, new regulations, new policies, investigations and legal proceedings and new interpretations of existing legal rules and regulations, in particular, changes in export control laws or exchange control laws, additional restrictions on doing business in countries subject to sanctions, and changes in laws in countries where we operate or intend to operate. Changes that impact the business environment include changes in accounting standards, changes in environmental laws, changes in tax laws or tax rates, the resolution of tax assessments or audits by various tax authorities, and the ability to fully utilize our tax loss carryforwards and tax credits. In addition, we may periodically restructure our legal entity organization. If taxing authorities were to disagree with our tax positions in connection with any such restructurings, our effective tax rate could be materially impacted.
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
     Our business is impacted by unexpected outcomes or material changes in environmental liability. Our expectations regarding our compliance with environmental regulations and our expenditures to comply with environmental regulations, including (without limitation) our capital expenditures for environmental control equipment, are only our forecasts regarding these matters. These forecasts may be substantially different from actual results, which may be affected by the following factors: changes in environmental regulations; a material change in our allocation or other unexpected, adverse outcomes with respect to sites where we have been named as a PRP, including (without limitation) Superfund sites; the discovery of new sites of which we are not aware and where additional expenditures may be required to comply with environmental regulations; an unexpected discharge of hazardous materials.
Control of oil and gas reserves by state-owned oil companies may impact the demand for our services and create additional risks in our operations.
     Much of the world’s oil and gas reserves are controlled by state-owned oil companies. State-owned oil companies may require their contractors to meet local content requirements or other local standards, such as joint ventures, that could be difficult or undesirable for the Company to meet. The failure to meet the local content requirements and other local standards may adversely impact the Company’s operations in those countries.
     In addition, many state-owned oil companies may require integrated contracts or turn-key contracts that could require the Company to provide services outside its core business. Providing services on an integrated or turnkey basis generally requires the Company to assume additional risks.
Changes in economic conditions and currency fluctuations may impact our operating results.
     Fluctuations in foreign currencies relative to the U.S. Dollar can impact our revenue and our costs of doing business. Most of our products and services are sold through contracts denominated in U.S. Dollars or local currency indexed to U.S. Dollars. Some revenue and some local expenses and some of our manufacturing costs are incurred in local currencies and therefore changes in the exchange rates between the U.S. Dollar and foreign currencies, particularly the British Pound Sterling, Euro, Canadian Dollar, Norwegian Krone, Venezuelan Bolivar, Russian Ruble, Australian Dollar and Brazilian Real, can increase or decrease our revenue and expenses reported in U.S. Dollars and may impact our results of operations.
     The condition of the capital markets and equity markets in general can affect the price of our common stock and our ability to obtain financing, if necessary. If the Company’s credit rating is downgraded, this would increase borrowing costs under our revolving credit agreements and commercial paper program, as well as the cost of renewing or obtaining, or make it more difficult to renew or obtain or issue, new debt financing.
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
     To the extent the Company engages in stock repurchases, such activity is subject to market conditions, such as the trading prices for our stock, as well as the terms of any stock purchase plans intended to comply with Rule 10b5-1 or Rule 10b-18 of the Exchange Act. Management, in its discretion, may engage in or discontinue stock repurchases at any time.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     We are headquartered in Houston, Texas and operate 49 principal manufacturing plants, ranging in size from approximately 7,500 to 300,000 square feet of manufacturing space. The total aggregate area of the plants is approximately 3.5 million square feet, of which approximately 2.3 million square feet (64%) are located in North America, 0.3 million square feet (8%) are located in Latin America, 0.8 million square feet (24%) are located in Europe, and a minimal amount of space is located in the Middle East, Asia

Pacific region. Our principal manufacturing plants are located in: (i) North America - Houston, Texas; Broken Arrow, Claremore and Tulsa, Oklahoma; Lafayette, Louisiana, Calgary, Canada; (ii) Latin America - Maracaibo, Venezuela; Mendoza, Argentina; (iii) Europe Africa, Russia and the Caspian - Aberdeen and East Kilbride, Scotland; Celle, Germany; Belfast, Northern Ireland; and (vi) Middle East, Asia Pacific - Dubai, United Arab Emirates.
     We own or lease numerous service centers, shops and sales and administrative offices throughout the geographic regions in which we operate. We also have a significant investment in service vehicles, rental tools and manufacturing and other equipment. We believe that our manufacturing facilities are well maintained and suitable for their intended purposes. The table below shows our principal manufacturing plants by segment and geographic region:

			Europe,
			Africa, Russia
			and the	Middle East,
Segment	North America	Latin America	Caspian	Asia Pacific	Total

Completion and Production	18	3	7	2	30
Drilling and Evaluation	13	1	4	1	19
ITEM 3. LEGAL PROCEEDINGS
     The information with respect to Item 3. Legal Proceedings is contained in Note 15 of the Notes to Consolidated Financial Statements in Item 8 herein.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock, $1.00 par value per share, is principally traded on the New York Stock Exchange. Our common stock is also traded on the SWX Swiss Exchange. As of February 20, 2009, there were approximately 240,400 stockholders and approximately 14,800 stockholders of record.
     For information regarding quarterly high and low sales prices on the New York Stock Exchange for our common stock during the two years ended December 31, 2008, and information regarding dividends declared on our common stock during the two years ended December 31, 2008, see Note 17 of the Notes to Consolidated Financial Statements in Item 8 herein.
     The following table contains information about our purchases of equity securities during the fourth quarter of 2008.
Issuer Purchases of Equity Securities

			Total			Maximum
			Number of			Number (or
			Shares		Total	Approximate
			Purchased		Number of	Dollar Value) of
			as Part of a		Shares	Shares that May
	Total Number	Average	Publicly	Average	Purchased	Yet Be
	of Shares	Price Paid	Announced	Price Paid	in the	Purchased Under
Period	Purchased(1)	Per Share(1)	Program(2)	Per Share(3)	Aggregate	the Program(4)

October 1-31, 2008	7,290	$31.43	380,000	$42.67	387,290	$—
November 1-30, 2008	—	—	—	—	—	—
December 1-31, 2008	—	—	—	—	—	—

Total	7,290	$31.43	380,000	$42.67	387,290	$1,197,127,803

(1)	Represents shares purchased from employees to pay the option exercise price related to stock-for-stock exchanges in option exercises or to satisfy the tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock units.

(2)	Repurchases were made under a Stock Purchase Plan with an agent that complied with the requirements of Rule 10b5-1 of the Exchange Act (the “Plan”). On August 25, 2008, we entered into a Plan that ran from September 2, 2008 through October 23, 2008. Under the Plan, the agent repurchased a number of shares of our common stock determined under the terms of the Plan each trading day based on the trading price of the stock on that day. Shares were repurchased under the Plan by the agent at the prevailing market prices, in open market transactions which complied with Rule 10b-18 of the Exchange Act.

(3)	Average price paid includes commissions.

(4)	During the fourth quarter of 2008, we repurchased 380,000 shares of our common stock at an average price of $42.67 per share, for a total of $16 million with authorization remaining to repurchase up to a total of $1,197 million of our common stock as of the end of 2008.

Corporate Performance Graph
     The following graph compares the yearly change in our cumulative total stockholder return on our common stock (assuming reinvestment of dividends into common stock at the date of payment) with the cumulative total return on the published Standard & Poor’s 500 Stock Index and the cumulative total return on Standard & Poor’s 500 Oil and Gas Equipment and Services Index over the preceding five-year period.
Comparison of Five-Year Cumulative Total Return *
Baker Hughes Incorporated; S&P 500 Index and S&P 500 Oil and Gas Equipment and Services Index

	2003	2004	2005	2006	2007	2008

Baker Hughes	$100.00	$134.28	$193.07	$238.78	$261.11	$104.28
S&P 500 Index	100.00	110.88	116.32	134.69	142.09	89.52
S&P 500 Oil and Gas Equipment and Services Index	100.00	131.86	195.90	226.35	334.76	136.66

*	Total return assumes reinvestment of dividends on a quarterly basis.
     The comparison of total return on investment (change in year-end stock price plus reinvested dividends) assumes that $100 was invested on December 31, 2003 in Baker Hughes common stock, the S&P 500 Index and the S&P 500 Oil and Gas Equipment and Services Index.
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

	Year Ended December 31,
(In millions, except per share amounts)	2008	2007	2006	2005	2004

Revenues	$11,864	$10,428	$9,027	$7,185	$6,080
Costs and expenses:
Cost of revenues	7,954	6,845	5,876	5,024	4,428
Research and engineering	426	372	339	300	272
Marketing, general and administrative	1,046	933	878	628	563
Litigation settlement	62	—	—	—	—

Total costs and expenses	9,488	8,150	7,093	5,952	5,263

Operating income	2,376	2,278	1,934	1,233	817
Equity in income of affiliates	2	1	60	100	36
Gain on sale of product line	28	—	—	—	—
Gain on sale of interest in affiliate	—	—	1,744	—	—
Impairment loss on investments	(25)	—	—	—	—
Interest expense	(89)	(66)	(69)	(72)	(84)
Interest and dividend income	27	44	68	18	7

Income from continuing operations before income taxes	2,319	2,257	3,737	1,279	776
Income taxes	(684)	(743)	(1,338)	(405)	(250)

Income from continuing operations	1,635	1,514	2,399	874	526
Income from discontinued operations, net of tax	—	—	20	5	3

Income before cumulative effect of accounting change	1,635	1,514	2,419	879	529
Cumulative effect of accounting change, net of tax	—	—	—	(1)	—

Net income	$1,635	$1,514	$2,419	$878	$529

Per share of common stock:
Income from continuing operations:
Basic	$5.32	$4.76	$7.26	$2.58	$1.57
Diluted	5.30	4.73	7.21	2.56	1.57
Dividends	0.56	0.52	0.52	0.48	0.46

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$1,955	$1,054	$1,104	$774	$319
Working capital	4,634	3,837	3,346	2,479	1,738
Total assets	11,861	9,857	8,706	7,807	6,821
Long-term debt	1,775	1,069	1,074	1,078	1,086
Stockholders’ equity	6,807	6,306	5,243	4,698	3,895
Notes To Selected Financial Data
(1)	Litigation settlement. 2008 income from continuing operations includes a net charge of $62 million relating to the settlement of litigation with ReedHycalog.

(2)	Gain on sale of product line. 2008 income from continuing operations includes $28 million for the gain on the sale of the Completion and Production segment’s Surface Safety Systems (“SSS”) product line.

(3)	Impairment loss on investments. 2008 income from continuing operations includes a charge for impairment loss on investments of $25 million relating to auction rate securities.

(4)	Equity in income of affiliates and gain on sale of interest in affiliate. On April 28, 2006, we sold our 30% interest in WesternGeco, a seismic venture we formed with Schlumberger in 2000, and recorded a gain of $1,744 million on the sale.

(5)	Discontinued operations. The selected financial data includes reclassifications to reflect Baker Supply Products Division, as discontinued operations. See Note 2 of the Notes to Consolidated Financial Statements in Item 8 herein for additional information regarding discontinued operations.

(6)	Cumulative effect of accounting change. In 2005, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements of “Item 8. Financial Statements and Supplementary Data” contained herein.
EXECUTIVE SUMMARY
     We are a major supplier of wellbore related products and technology services and systems and provide products and services for drilling, formation evaluation, completion and production, and reservoir technology and consulting to the worldwide oil and natural gas industry. We report our results under two segments: the Drilling and Evaluation segment and the Completion and Production segment, which are aligned by product line based upon the types of products and services provided to our customers and upon the business characteristics of the product lines divisions during business cycles. Collectively, we refer to the results of these two segments as Oilfield Operations.
     The business operations of our divisions are organized around four primary geographic regions: North America; Latin America; Europe, Africa, Russia and the Caspian; and Middle East, Asia Pacific. Each region has a council comprised of regional vice presidents from each division as well as representatives from various functions such as human resources, legal including compliance, marketing, finance and treasury, and health, safety and environmental. The regional vice presidents report directly to each division president. Through this structure, we have placed our management close to our customer, facilitating stronger customer relationships and allowing us to react more quickly to local market conditions and needs.
     The primary driver of our business is our customers’ capital and operating expenditures dedicated to exploring, and drilling for, and developing and producing oil and natural gas. Our business is cyclical and is dependent upon our customers’ expectations for future oil and natural gas prices, future economic growth, hydrocarbon demand and estimates of future oil and natural gas production.
     2008 was a year of extreme volatility in oil and natural gas prices, and it marked the turning point of a multi-year up-cycle in the oilfield service business and the worldwide economy. The year began with oil prices trading near $100/Bbl and natural gas prices in the U.S. market trading near $8/mmBtu. Tight supply conditions, lower than expected growth in non-OPEC production, projections of strong demand growth, particularly in China, India and the Middle East, and weakness in the U.S. Dollar drove oil prices to a record $145/Bbl in early July. Natural gas prices continued to rise through the first half of the year in response to the increase in oil prices, expectations for demand growth and lower imports of liquefied natural gas (“LNG”) compared to 2007.
     In this environment, our customers, which include super-major and major integrated oil and natural gas companies, independent oil and natural gas companies and state-owned national oil companies (“NOCs”), continued to move forward with exploration and development projects. In the U.S., the number of rigs drilling for natural gas in tight shale formations continued to increase, providing strong demand for our Drilling and Evaluation product lines. In Canada, increased gas prices and improved economics for gas producers resulted in strong activity following the spring “break-up.” International activity, which is more oriented toward oil producing projects, also continued to expand.
     In the second half of 2008, the outlook for the worldwide economy deteriorated. Projections for worldwide oil demand were revised downward and oil prices began to retreat from historic highs. The decline in oil prices accelerated in the fourth quarter of 2008, hitting a low of $31/Bbl in late December. Despite the decline in oil prices, international activity held through the balance of the year. International activity is generally characterized by large, multi-year projects which do not react materially to short-term changes in commodity prices.
     In the U.S., the outlook for natural gas demand also weakened as concern grew about the worldwide economy and the emerging probability that increasing production from the unconventional shale plays would lead to an over-supplied gas market. Natural gas prices trended down from mid-year highs to close the year under $6/mmBtu. The decrease in natural gas prices impacted economics for some gas producers, placing pressure on rig activity. Compounding the impact of lower gas prices was the sharp reduction in credit availability that occurred as financial institutions reacted to events following the subprime crisis. Many independent operators in the U.S. have relied upon external sources of funding to execute exploration and development plans. The reduction in external funding sources has resulted in a significant number of companies curtailing exploration budgets to a level which can be funded through internally-generated cash flow. This credit crisis in not limited to customers in the U.S., and the impact has spread to customers worldwide.
     In this challenging environment, we generated revenues of $11.86 billion in 2008, a 14% increase compared with 2007, exceeding the 7% increase in the worldwide average rig count for 2008 compared with 2007. Our North American revenues increased 17% compared to a 6% increase in the U.S. rig count and an 11% increase in the Canadian rig count. Our revenues outside of North

America increased 12% compared to 2007. In addition to the growth in our revenues from increased activity, our revenues were impacted by changes in market share in certain product lines and to a lesser extent pricing improvements. Net income for 2008 was $1.64 billion compared with $1.51 billion in 2007. As of December 31, 2008, we had approximately 39,800 employees, up 4,000 employees from December 31, 2007. Approximately 57% of our employees work outside the United States.
     In early 2009, the global economy continued to weaken. Many of our customers have announced reductions in their planned 2009 spending, and we have seen continued decreases in drilling activity, particularly in the U.S. land market. During the nine weeks following the end of December 2008, the U.S. rig count declined 478 rigs or 28%. In January 2009, we began necessary actions to adjust our operating cost base including a reduction in workforce. We will continue to monitor market conditions and adjust our cost base as deemed necessary.
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
     The credit crisis, declining oil prices, lower natural gas prices, and a weakening global economic outlook are all impacting our business environment. Our customers typically fund their activity through a combination of borrowed funds and internally-generated cash flow. The limited availability of commercial credit is having a negative effect on both the general economy and the ability of our customers to continue to operate at pre-crisis levels. The decline in oil prices and natural gas prices from 2008 mid-summer highs has also negatively impacted our customers’ operational cash flow, further challenging their ability to continue to operate at past levels as well as their future spending for our products and services. The economic slowdown is also negatively impacting the incremental demand for hydrocarbon products especially in OECD (“Organization for Economic Cooperation and Development”) countries.
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

	2008	2007	2006

Oil prices ($/Bbl)	$99.92	$72.23	$66.09
Natural gas prices ($/mmBtu)	8.89	6.96	6.73
     Oil prices averaged a nominal historic high of $99.92/Bbl in 2008. The year 2008 began with oil prices trading near $100/Bbl in early January. Oil prices continued to increase through the first half of the year due to concerns about weak inventory levels, limited worldwide excess productive capacity and concerns that demand growth would outpace production growth. The weakening of the U.S. Dollar relative to other currencies also contributed to the increase in oil prices. Oil prices peaked in early July at $145.29/Bbl. Oil prices declined throughout the fourth quarter of 2008 on expectations that the weakening worldwide economy would adversely impact demand. Oil prices fell to a yearly low of $31.41/Bbl in late December.
     Natural gas prices averaged $8.89/mmBtu for the year 2008. The year 2008 began with high levels of natural gas in storage and natural gas prices in the $8/mmBtu range. Cold weather provided price support through the first quarter of the year. Natural gas prices continued to strengthen through the first half of the year, reflecting lower LNG imports relative to 2007 and increasing oil prices. Natural gas prices reached a peak of over $13/mmBtu in early July. Through the balance of the year, growth in natural gas production, building inventories and concerns of weakening demand placed pressure on natural gas prices, which declined to a low of $5.37/mmBtu in late December.
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
     Our rig counts are summarized in the table below as averages for each of the periods indicated.

	2008	2007	2006

U.S. – land and inland waters	1,814	1,695	1,559
U.S. – offshore	65	73	90
Canada	382	343	471

North America	2,261	2,111	2,120

Latin America	384	355	324
North Sea	45	48	49
Other Europe	53	29	28
Africa	65	66	58
Middle East	280	265	238
Asia Pacific	252	241	228

Outside North America	1,079	1,004	925

Worldwide	3,340	3,115	3,045

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
     The table below details certain consolidated statement of operations data and their percentage of revenues (dollar amounts in millions).

	2008		2007		2006
	$	%	$	%	$	%

Revenues	$11,864	100%	$10,428	100.0%	$9,027	100%
Cost of revenues	7,954	67%	6,845	66%	5,876	65%
Research and engineering	426	4%	372	4%	339	4%
Marketing, general and administrative	1,046	9%	933	9%	878	10%

Revenues:
2008 Compared to 2007

	Twelve Months Ended
	December 31,		Increase
	2008	2007	(decrease)	% Change

Geographic Revenues:
North America	$5,178	$4,441	$737	17%
Latin America	1,127	903	224	25%
Europe, Africa, Russia and the Caspian	3,386	3,076	310	10%
Middle East, Asia Pacific	2,173	2,008	165	8%

Total revenues	$11,864	$10,428	$1,436	14%

     Revenues for 2008 increased 14% compared to 2007 primarily due to increases in activity in certain geographic areas, as evidenced by a 7% increase in the worldwide rig count, price improvement and changes in market share in selected product lines and geographic areas. These increases were partially offset by the impact of hurricanes in the Gulf of Mexico.
North America
     Revenues in North America, which accounted for 44% of total revenues, increased 17% in 2008 compared to 2007, despite the unfavorable impact on our U.S. offshore revenues from hurricane-related disruptions in 2008. The improvement in North America revenues was led by our Completion and Production segment and directional drilling, as evidenced by a 7% increase in the U.S. rig count for land and inland water drilling. The U.S. offshore rig count was down 11% due to the continued migration of rigs out of the Gulf of Mexico to more attractive international markets and weather-related disruptions. Canada revenues increased 12% compared to an 11% increase in the rig count reflecting improved economics for Canadian natural gas producers.
Outside North America
     Revenues outside North America, which accounted for 56% of total revenues, increased 12% in 2008 compared to 2007. This increase reflected the improvement in international drilling activity, as evidenced by a 7% increase in the rig count outside North America, and market share gains in certain geographic areas.
     Latin America revenues increased 25% compared to an 8% increase in the rig count. The improved revenue in Latin America was led by directional drilling systems in Brazil and Colombia; completions and production systems in Mexico; and drill bits throughout the region.
     Europe, Africa, Russia and the Caspian revenues increased 10%. The improved revenue in the region was led by all product lines across both segments in Norway and Libya; and completion systems as well as multiple product lines in the Drilling and Evaluation segment in both Kazakhstan and Russia partially offset by lower drilling activity in the U.K.
     Middle East, Asia Pacific revenues increased 8%. Middle East revenues increased 9% compared to a 6% increase in the rig count. Asia Pacific revenues were up 7% compared to a 5% increase in the rig count. The improvement in revenues from the region was led by our Completion and Production segment in China and sales of various other product lines throughout the region including Oman and United Arab Emirates.
2007 Compared to 2006

	Twelve Months Ended
	December 31,		Increase
	2007	2006	(decrease)	% Change

Geographic Revenues:
North America	$4,441	$4,076	$365	9%
Latin America	903	751	152	20%
Europe, Africa, Russia and the Caspian	3,076	2,489	587	24%
Middle East, Asia Pacific	2,008	1,711	297	17%

Total revenues	$10,428	$9,027	$1,401	16%

     Revenues for 2007 increased 16% compared to 2006 primarily due to increases in activity in certain geographic areas and, to a lesser extent, improvement in price and net changes in market share.
North America
     Revenues in North America, which accounted for 42% of total revenues, increased 9% as strength in land-based activity for natural gas in the U.S. offset the impact of a 19% decrease in the offshore rig count and a 27% decrease in the Canadian rig count. Canada revenues decreased 9% compared to a 27% decrease in the rig count, reflecting lower average natural gas prices in 2007 compared to 2006, and more challenging economics for natural gas producers.
Outside North America
     Revenues outside North America, which account for 58% of total revenues, increased 21% in 2007 compared to 2006. This increase reflected the improvement in international drilling activity, as evidenced by a 9% increase in the rig count outside North America.
     Latin America revenues increased 20% compared to a 10% increase in the rig count. The increase was driven by higher activity and share in Brazil and activity increases in Colombia and Mexico.
     Europe, Africa, Russia and the Caspian revenues increased 24%. Revenues from Russia and the Caspian were up 50%, and revenues from Europe were up 21% on a 1% increase in the rig count, driven by increased activity in the U.K. and Norwegian sectors of the North Sea. Revenues in Africa were up 14%, in line with the increase in the rig count.
     Middle East, Asia Pacific revenues increased 17%. Middle East revenues increased 19% compared to an 11% increase in the rig count, driven by our activities in Qatar, Egypt, and Saudi Arabia. Asia Pacific revenues increased 16% compared to a 6% increase in the rig count. Growth in the Asia Pacific region was led by Australia and Malaysia.
Cost of Revenues
     Cost of revenues for 2008 increased 16% compared with 2007. Cost of revenues as a percentage of revenues was 67% and 66% for 2008 and 2007, respectively. The increase in cost of revenues as a percentage of consolidated revenues was primarily due to a change in the geographic and product mix from the sale of our products and services and increasingly competitive conditions and pricing pressures, particularly in North America. In addition, higher raw material costs and labor costs contributed to the increase.
     Cost of revenues for 2007 increased 17% compared with 2006. Cost of revenues as a percentage of revenues was 66% and 65% for 2007 and 2006, respectively. The increase in cost of revenues as a percentage of consolidated revenues was primarily due to a change in the geographic and product mix from the sale of our products and services and increasingly competitive conditions and pricing pressures, particularly in North America. In addition, higher raw material costs and labor costs contributed to the increase. Effective January 1, 2007, we increased the depreciable lives of certain assets of our Baker Atlas division resulting in a reduction to cost of services and rentals for 2007 of approximately $23 million.
Research and Engineering
     Research and engineering expenses increased 15% in 2008 compared with 2007 and 10% in 2007 compared with 2006. The increase in both years reflects our increase in research and development expenses through our continued commitment in developing and commercializing new technologies as well as an increase in engineering expenses as we continue to invest in our core product offerings. Research and development costs increased 12% in 2008 compared with 2007 and 8% in 2007 compared with 2006. During 2007, we opened the first phase of the Center for Technology and Innovation in Houston, Texas. This facility focuses on research and development of completion and production systems in harsh environments. The second phase was completed in 2008.
Marketing, General and Administrative
     Marketing, general and administrative (“MG&A”) expenses increased 12% in 2008 compared with 2007 and increased 6% in 2007 compared with 2006. These increases correspond with increased activity and resulted primarily from higher employee related costs including compensation, training and benefits, higher marketing expenses as a result of increased activity and an increase in legal, tax and other compliance related expenses. These increases were partially offset by foreign exchange gains.

Litigation Settlement
     In connection with the settlement of litigation with ReedHycalog, in June 2008, the Company paid ReedHycalog $70 million in royalties for prior use of certain patented technologies, and ReedHycalog paid the Company $8 million in royalties for the license of certain Company patented technologies. The net pre-tax charge of $62 million for the settlement of this litigation is reflected in the 2008 consolidated statement of operations. See Note 15. “Commitment and Contingencies — Litigation” in the Notes to Consolidated Financial Statements in Item 8 herein.
Gain on Sale of Product Line and Interest in Affiliate
     In February 2008, we sold the assets associated with the Completion and Production segment’s Surface Safety Systems (“SSS”) product line and received cash proceeds of $31 million. The SSS assets sold included hydraulic and pneumatic actuators, bonnet assemblies and control systems. We recorded a pre-tax gain of $28 million ($18 million after-tax).
     On April 28, 2006, we sold our 30% interest in WesternGeco to Schlumberger for $2.4 billion in cash and recorded a pre-tax gain of $1,744 million ($1,035 million after-tax).
Impairment Loss on Investments
     The Company has investments in auction rate securities (“ARS”) that represent interests in three variable rate debt securities. These are credit linked notes and generally combine low risk assets and credit default swaps (“CDS”) to create a security that pays interest from the assets’ coupon payments and the periodic sale proceeds of the CDS. Since September 2007, we have been unable to sell our ARS investments because of unsuccessful auctions. We estimated the fair value of our ARS investments based on the underlying structure of each security and their collateral values, including assessments of counterparty credit quality, default risk underlying the security, expected cash flows, discount rates and overall capital market liquidity. Based on this analysis, in December 2008 we recorded an other-than-temporary impairment loss of $25 million, which is included in our consolidated statement of operations. As of December 31, 2008, we held ARS investments totaling $11 million.
Interest Expense and Interest and Dividend Income
     Interest expense increased $23 million in 2008 compared with 2007, due to the new long-term debt issuances of $1.25 billion in October 2008 along with higher average debt levels throughout 2008. Interest expense decreased $3 million in 2007 compared with 2006 primarily due to slightly lower average total debt levels.
     Interest and dividend income decreased $17 million in 2008 compared with 2007, primarily due to lower interest rates throughout 2008 on our short-term investment balances compared with 2007. Interest and dividend income decreased $24 million in 2007 compared with 2006, primarily due to lower average cash and short-term investment balances in 2007 as a result of our share repurchase programs.
Income Taxes
     Our effective tax rates in 2008 and 2007 are 29.5% and 32.9%, respectively, which are lower than the U.S. statutory income tax rate of 35% due to lower rates of tax on certain international operations offset by state income taxes. Our effective tax rate in 2006 was 35.8%, which was higher than the U.S. statutory income tax rate of 35% due to taxes related to the sale of our interest in the WesternGeco venture and state income taxes, offset by lower rates of tax on our international operations. During 2006, we provided $708 million for taxes related to the sale of our interest in WesternGeco, which included an estimate of taxes related to the future repatriation of the non-U.S. proceeds.
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
     The credit crisis, declining oil prices, lower natural gas prices, and a weakening global economic outlook are all impacting our business environment. Our customers typically fund their activity through a combination of borrowed funds and internally-generated cash flow. The limited availability of commercial credit is having a negative effect on both the general economy and the ability of our customers to continue to operate at pre-crisis levels. The decline in oil prices and natural gas prices from 2008 mid-summer highs has also negatively impacted our customers’ operational cash flow, further challenging their ability to continue to operate at past levels as well as their future spending for our products and services. Last, the economic slowdown is also negatively impacting the incremental demand for hydrocarbon products especially in OECD countries.
     Our outlook for exploration and development spending is based upon our expectations for customer spending in the markets in which we operate, and is driven primarily by our perception of industry expectations for oil and natural gas prices and their likely impact on customer capital and operating budgets as well as other factors that could impact the economic return oil and gas companies expect for developing oil and gas reserves. Our forecasts are based on our analysis of information provided by our customers as well as market research and analyst reports including the Short Term Energy Outlook (“STEO”) published by the Energy Information Administration of the U.S. Department of Energy (“DOE”), the Oil Market Report published by the International Energy Agency (“IEA”) and the Monthly Oil Market Report published by the Organization for Petroleum Exporting Countries (“OPEC”). Our outlook for economic growth is based on our analysis of information published by a number of sources including the International Monetary Fund (“IMF”), OECD and the World Bank.
     As an oil service company, our revenue is dependent on spending by our customers to explore for, develop and produce oil and natural gas. Exploration and development spending by our customers is dependent on a number of factors including: their forecasts of future energy demand; their expectations for future energy prices; their access to reserves to develop and produce oil and gas; and their ability to fund their capital programs.
     Our industry is cyclical, and past cycles have been driven primarily by alternating periods of ample supply or shortage of oil and natural gas relative to demand. The current down cycle is different in that the primary driver is the rapid deterioration of the global economy, which has led to declining demand and forecasts for further reductions in future demand. The recent drop in commodity prices, in conjunction with reduced access to the debt markets, has forced many oil and gas companies to reduce their spending to levels supportable by their expected free cash flow.
     In North America, the outlook for spending in 2009 is also dependent on the outlook for the natural gas industry. Increased drilling activity and the application of horizontal drilling and advanced fracturing and completion technologies in the unconventional gas fields has resulted in gas production exceeding demand. Natural gas prices have fallen and are not expected to increase until drilling is reduced to a level below the rate necessary to offset depletion, and supply and demand come back into balance. The commodity cycle in North American natural gas is being aggravated by the recession, low natural gas prices and reduced access to credit for many of our customers.
     The outlook for the global economy and the depth and duration of the recession remains uncertain. We use third party forecasts, including forecasts by the IMF, World Bank and OECD, to set its expectations for global economic growth. Through February 2009, each month has brought incremental negative revisions to the forecasted economic level for 2009. The IEA, OPEC and the Energy Information Administration (“EIA”) have also made significant negative revisions to their forecasts of 2009 oil demand over the past 8 months.
     Expectations for Oil Prices - As a result of the global economic recession, demand for oil is expected to decrease in a range from 0.6 million to 1.2 million barrels per day in 2009 compared to 2008. Non-OPEC supply growth is expected to moderate in response to decreased spending and is now expected to increase 0.1 million to 0.5 million barrels per day. Decreased demand and increased non-OPEC production are expected to pressure OPEC to make significant cuts in its production levels in an attempt to support oil prices. Inventories and spare productive capacity, which buffer oil markets from supply disruptions, are expected to increase as the gap between increasing supply and decreasing demand grows. In its February 2009 STEO report, the DOE forecasted oil prices to average $43/Bbl in 2009. Oil prices are volatile. The DOE expects the balance of supply in 2010 to tighten somewhat allowing prices to increase to an average of $55/Bbl for 2010. Variables that could significantly affect this forecast include changes in the assumption for global economic growth and energy demand, changes or delays in non-OPEC supply additions and OPEC quota discipline.
     Expectations for North American Natural Gas Prices - The combination of rising natural gas production and recession-driven decreases in natural gas demand are expected to drive gas prices lower in 2009 compared to 2008. In its January 2009 STEO report, the DOE forecasted that U.S. natural gas demand would decrease 1.0% in 2009 compared to 2008 assuming continued economic weakness and that natural gas prices would average about $5/mmBtu in 2009, down from $8.89/mmBtu in 2008. North American gas-directed drilling activity is expected to decrease in the U.S. resulting in fewer supply additions from new wells to offset production declines from existing wells. Gas prices are expected to remain soft until the gap between supply and demand tightens as gas demand growth exceeds gas supply growth for some period of time. The DOE forecasts gas prices to increase modestly to $6/mmBtu in 2010. Prices remain volatile with the economy, weather-driven demand, imports of Canadian gas, LNG imports and production from the lower 48 states’ gas fields playing significant roles in determining both prices and price volatility. Variations in the supply demand balance will be reflected in gas storage levels.
     Industry Activity and Customer Spending - Our forecasts of activity and customer spending are based upon our discussions with major customers, reviews of published industry reports, our outlook for oil and natural gas prices described above, and our outlook for drilling activity, as measured by the Baker Hughes rig count. We believe that our customers’ 2009 spending plans are based on forecasts of oil and gas prices and energy demand similar to those stated above. In addition, each company’s 2009 spending plans also reflect company-specific drivers such as their ability to finance their 2009 spending plans as well as their assessments of the uncertainty associated with their forecasts. At current and expected oil and natural gas prices, some projects that were planned in 2008 to begin in 2009 or 2010 may no longer be economically attractive. In light of current economic conditions and current oil and gas prices, we believe that our customers, as a group, are planning to decrease spending in 2009 as compared to 2008.
•	Outside North America – Both customer spending and drilling activity, primarily directed at developing oil supplies, are expected to decrease approximately 10% to 15% in 2009 compared with 2008. Spending on producing oil and gas from developed fields is expected to remain flat or decrease modestly in 2009 reflecting the stability in oil and gas production levels.

•	North America – Both customer spending and drilling activity in North America, primarily towards developing natural gas supplies, is expected to decrease approximately 25% to 30% in 2009 compared to 2008. Spending on producing oil and gas from developed fields is expected to remain flat or decrease modestly in 2009 reflecting the stability in oil and gas production levels.
     Our customers are likely to reduce their planned spending if oil prices were expected to trade below $40/Bbl for an extended period of time. The risks to oil prices falling below $40/Bbl for a significant period of time include: (1) any incremental weakness in the global economic outlook; (2) significant unexpected increases in non-OPEC production; (3) any significant disruption to worldwide demand; (4) reduced geo-political tensions; (5) poor OPEC quota discipline; or (6) other factors that result in increased spare productive capacity or higher oil inventory levels or decreased demand.
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
     North American revenue is expected to decline approximately 15% to 25% in 2009 compared to 2008 reflecting reduced customer spending and deterioration of pricing offset somewhat by modest share gains. Decreases in revenue for our Drilling and Evaluation segment are expected to be greater than the decline in revenue for our Completion and Production segment. In 2008, 2007 and 2006, North American revenues were 44%, 42%, and 44% of total revenues, respectively.
     Outside of North America we expect revenues to decline approximately 5% to 15% in 2009 compared to 2008 with the most significant declines occurring in the Eastern Hemisphere. Share gains and activity increases in Brazil and Latin America could result in an increase in Latin America revenues in 2009 compared to 2008. Spending on large projects by NOCs are expected to reflect established seasonality trends. In addition, customer spending could be affected by weather-related reductions in the North Sea in the first and second quarters of 2009. In 2008, 2007 and 2006, revenues outside North America were 56%, 58% and 56% of total revenues, respectively.
     Profit is expected to decline in 2009 compared to 2008 as a result of lower activity levels and deterioration of pricing offset only partially by cost reductions. Factors that could have a significant positive impact on profitability include: less than expected price deterioration for our products and services; lower than expected raw material and labor costs; and/or higher than expected planned activity. Conversely, greater than expected price deterioration, higher than expected raw material and labor costs and/or lower than expected activity would have a negative impact on profitability. Our ability to limit price deterioration is dependent on demand for our products and services, our competitors’ strategies for managing capacity in a declining market, our competitors’ strategies for defending market share and price, and our customers’ strategies for obtaining price concessions.
     Our 2009 capital budget supports the continuation of the infrastructure expansion we began in late 2006 and early 2007. In 2007, we opened new or expanded facilities in many regions and/or countries including Latin America, the Middle East, and Russia. In addition in 2007, we opened the first phase of our Center for Technology and Innovation in Houston, a research and engineering facility to design advanced completion systems for high pressure, high temperature hostile environments. The second phase was completed in 2008. Also in 2008, we opened our new campus in Dubai which includes our Middle East and Asia Pacific region headquarters, a regional operations center, and a training center which expands our Eastern Hemisphere training capabilities. Capital expenditures are expected to be approximately $1.1 billion to $1.2 billion for 2009, including approximately $350 million to $400 million that we expect to spend on infrastructure, primarily outside of North America. A significant portion of our planned capital expenditures can be adjusted to reflect changes in our expectations for future customer spending. We expect to manage our capital expenditures to match market demand.
     The execution of our 2009 business plan and the ability to meet our 2009 financial objectives are dependent on a number of factors. Key factors include: activity and spending levels in each of our markets; the relative strength of the oilfield services competition in each market and our ability to limit price decreases and manage raw material and labor costs. Other factors include, but are not limited to, our ability to: adjust our workforce to control costs while recruiting, training and retaining the skilled and diverse workforce necessary to meet our future business needs; continue to expand our business in areas that are expected to grow most rapidly when the economy and energy market recover (such as NOCs), and in areas where we have market share opportunities (such as the Middle East, Russia and the Caspian region and India); manage raw material and component costs (especially steel alloys, copper, tungsten carbide, lead, nickel, chemicals and electronic components); continue to make ongoing improvements in the productivity of our manufacturing organization and manage our spending in the North American market.
Compliance
     We do business in over 90 countries, including approximately one-half of the 40 countries having the lowest scores, which indicates high levels of corruption, in Transparency International’s Corruption Perception Index survey for 2008. We devote significant resources to the development, maintenance and enforcement of our Business Code of Conduct policy, our anti-bribery compliance policies, our internal control processes and procedures and other compliance related policies. Notwithstanding the devotion of such resources, and in part as a consequence thereof, from time to time we discover or receive information alleging potential violations of laws and regulations, including the FCPA and our policies, processes and procedures. We conduct internal investigations of these potential violations and take appropriate action depending upon the outcome of the investigation.
     We anticipate that the devotion of significant resources to compliance-related issues, including the necessity for investigations, will continue to be an aspect of doing business in a number of the countries in which oil and natural gas exploration, development and production take place and in which we are requested to conduct operations. Compliance-related issues have limited our ability to do business and/or have raised the cost of operating in these countries. In order to provide products and services in some of these countries, we may in the future utilize ventures with third parties, sell products to distributors or otherwise modify our business approach in order to improve our ability to conduct our business in accordance with applicable laws and regulations and our Business Code of Conduct.
     Our Best-in-Class Global Ethics and Compliance Program (“Compliance Program”) is based on (i) our Core Values of Integrity, Performance, Teamwork and Learning; (ii) the standards contained in our Business Code of Conduct; (iii) the laws of the countries where we operate; and (iv) our commitments to the DOJ and the SEC. Our Compliance Program is referenced within the Company as “C2” or “Completely Compliant.” The Completely Compliant theme is intended to establish the proper Tone-at-the-Top throughout the Company. Employees are consistently reminded that they play a crucial role in ensuring that the Company always conducts its business ethically, legally and safely.
     Our Chief Compliance Officer (“CCO”) oversees the development, administration and enforcement of our Business Code of Conduct, as well as legal compliance standards, policies, procedures and processes. The CCO reports directly to the General Counsel and the Chairman of the Audit/Ethics Committee of our Board of Directors. The CCO has ready access to all of the other senior officers of the Company. Our legal compliance group of over 30 employees includes our CCO, Global Ethics & Compliance Director, International Trade Counsel, Region Trade Directors, Region Compliance Counsel, FCPA due diligence counsel, specialized investigative counsel, as well as labor and employment counsel. The legal compliance group and our other company attorneys located throughout the world are available to answer legal questions regarding the Compliance Program and provide assistance to employees.

     In connection with our settlements with the DOJ and SEC, we retained an independent monitor to assess and make recommendations about our compliance policies and procedures. In response to the monitor’s initial recommendations, we enhanced and added several elements to our overall Compliance Program.
     Highlights of our Compliance Program, including enhancements or additions as a result of the independent monitor’s recommendations, include the following:
•	We have a comprehensive employee compliance training program covering substantially all employees. This includes requiring all employees to take web-based FCPA training and testing modules, which are available in numerous languages; mandatory global, in-person, customized training on anti-bribery compliance for key managers, customs/logistics personnel, sponsors of commercial sales representatives, persons dealing with petty cash, invoice coding and approval, and expense account approval, sales/marketing personnel dealing with national oil companies and specially designed training for all new employees. In addition, our programs allow us to verify the prompt training of new employees regarding our Core Values, Business Code of Conduct and Compliance Standards;

•	We have comprehensive internal policies over such areas as facilitating payments; travel, entertainment, gifts and charitable donations connected to non-U.S. government officials; payments to non-U.S. commercial sales representatives; due diligence procedures for commercial sales representatives, processing consultants and professional consultants; non-U.S. community contributions; real estate transactions in selected countries; and the use of non-U.S. police or military organizations for security purposes. In addition, we have country-specific guidance for customs standards, export and re-export controls, economic sanctions and antiboycott laws;

•	We have a compliance council that is comprised of division compliance officers and senior representatives of the Ethics & Compliance Group. This compliance council is responsible for assisting the CCO with the strategic direction, ongoing development, coordination, and implementation of the Compliance Program;

•	We have a special compliance committee composed of the CCO, two Group Presidents, and the chief financial officer. This Committee meets no less than twice a year to review the oversight reports for all active commercial sales representatives;

•	We use technology to monitor and report on compliance matters, including a web-based antiboycott reporting tool and a global trade management software tool currently being implemented;

•	We have a whistleblower program designed to encourage reporting of any ethics or compliance matter without fear of retaliation including a worldwide Business Helpline operated by a third party and currently available toll-free in 150 languages to ensure that our helpline is easily accessible to employees in their own language;

•	We have a Blue Ribbon Panel comprised of well-known outside experts advising us in the areas of securities and compliance laws;

•	We have significantly reduced the number of our non-U.S. commercial agents that we use to conduct our business. For the non-U.S. agents we continue to use, we employ extensive pre-retention FCPA due diligence requirements, as well as proactive post-retention oversight; this includes, among other things, the maintenance of comprehensive due diligence records, and the certification, periodic recertification, and training of all non-U.S. commercial agents, including written acknowledgement by these agents of all of our FCPA requirements and policies, and instituting a program to ensure that each of our internal sponsors regularly reviews their non-U.S. commercial agents, including a review with senior management;

•	We have adopted a risk-based compliance due diligence procedure for processing and professional agents, enhancing our process for classifying distributors and creating a formal policy to guide business personnel in determining when subcontractors should be subjected to compliance due diligence;

•	We are reviewing and expanding the use of our centralized finance organization, including further implementation of our enterprise-wide accounting system and company-wide policies regarding expense reporting, petty cash, the approval of invoice payments and general ledger account coding; restructured and expanded our corporate audit function, including consolidating our divisional audit functions into a centralized audit group; established a separate anti-corruption group within the audit function and executing separate anti-corruption audits on a country-wide basis by both legal and audit personnel and continuing to refine and enhance our procedures for FCPA compliance reviews, risk assessments, and legal audit procedures;

•	We are working to ensure that we have adequate legal compliance coverage around the world, including the coordination of compliance advice and training across the divisions in each of our regions; creating simplified summaries to accompany each of our compliance related policies; supplementing our existing policies and at the same time taking steps to achieve further centralization of our customs and logistics function, including the development of uniform and simplified customs policies and procedures, developing uniform procedures for the verification and documentation of services provided by customs agents and a training program in which customs and logistics personnel receive specialized training focused specifically on risks associated with the customs process. We have also adopted a written plan for reviewing and reducing the number of our customs agents and freight forwarders;

•	We are continuing to centralize our human resources function, including creating consistent standards for pre-hire screening of employees, the screening of existing employees prior to promoting them to positions where they may be exposed to corruption-related risks and creating a uniform policy for on-boarding training; and

•	We provide a regular and consistent message from senior management of zero tolerance for FCPA violations, and emphasize that compliance is a positive factor in the continued success of our business.
LIQUIDITY AND CAPITAL RESOURCES
     Our objective in financing our business is to maintain adequate financial resources and access to additional liquidity. During 2008, cash flows from operations were the principal sources of funding. At December 31, 2008, we had cash and cash equivalents of $1,955 million and $1.0 billion available through either the committed revolving credit facilities or our commercial paper program. To the extent we have outstanding commercial paper, our ability to borrow under the committed revolving credit facilities is reduced. On October 28, 2008, we sold $500 million of 6.50% Senior Notes that will mature November 15, 2013, and $750 million of 7.50% Senior Notes that will mature November 15, 2018. We used a portion of the net proceeds to repay $500 million of commercial paper which matured prior to year end and $525 million aggregate principal amount of our notes that matured in the first two months of 2009. We believe that the remaining proceeds from the offering, available cash and cash flows from operations will be sufficient to fund our liquidity needs in 2009. For additional information see Note 12 of the Notes to Consolidated Financial Statements for a more detailed description of the issuance of the notes.
     Our capital planning process is focused on utilizing our existing cash and cash flows generated from operations in ways that enhance the value of our company. In 2008, we used cash for a variety of activities including working capital needs, acquisition of businesses, payment of dividends, share repurchases and capital expenditures.
Cash Flows
     Cash flows provided (used) by continuing operations by type of activity were as follows for the years ended December 31 (in millions):

	2008	2007	2006

Operating activities	$1,614	$1,475	$590
Investing activities	(1,170)	(620)	1,376
Financing activities	541	(593)	(1,926)
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
Operating Activities
     Cash flows from operating activities of continuing operations provided $1,614 million for the year ended December 31, 2008 compared with $1,475 million for the year ended December 31, 2007. Cash flows from operating activities for 2007 were reduced by $125 million for income tax payments related to the gain on the sale of our interest in WesternGeco. Excluding these income tax payments, cash flows from operating activities for 2007 were $1,600 million increasing only slightly in 2008.
     The underlying drivers in 2008 of the changes in operating assets and liabilities are as follows:
•	An increase in accounts receivable used $484 million in cash in 2008 compared with using $287 million in cash in 2007. This increase in accounts receivable was primarily due to the increase in revenues. Days sales outstanding (defined as the average number of days our net trade receivables are outstanding based on quarterly revenues) remained flat.

•	A build up in inventory related to increased activity used $371 million in cash in 2008 compared with using $142 million in cash in 2007.

•	An increase in accounts payable provided $242 million in cash in 2008 compared with providing $26 million in cash in 2007. This increase in accounts payable was primarily due to an increase in operating assets to support increased activity.

•	Accrued employee compensation and other accrued liabilities provided $90 million in cash in 2008 compared with using $139 million in cash in 2007. The increase in cash was primarily due to payments made in 2007 that were greater than payments made in 2008 including payments related to employee bonuses, non-income tax liabilities and the payment of $44 million related to the settlement of the investigations by the SEC and DOJ.
     Our contributions to our defined benefit pension plans in 2008 were $15 million compared to 2007 contributions of $21 million, a decrease of $6 million driven primarily by the change in exchange rates in non-U.S. locations.
     Cash flows from operating activities of continuing operations provided $1,475 million for the year ended December 31, 2007 compared with $590 million for the year ended December 31, 2006. Cash flows from operating activities for 2007 and 2006 were reduced by $125 million and $555 million, respectively, for income tax payments related to the gain on the sale of our interest in WesternGeco. Excluding these income tax payments, cash flows from operating activities for 2007 and 2006 were $1,600 million and $1,145 million, respectively, an increase of $455 million. This increase is primarily due to an increase of $198 million in income from continuing operations adjusted for noncash items coupled with a decrease of $131 million in net operating assets and liabilities which used less cash.
     The underlying drivers in 2007 of the changes in operating assets and liabilities are as follows:
•	An increase in accounts receivable used $287 million in cash in 2007 compared with using $316 million in cash in 2006. This increase in accounts receivable was primarily due to the increase in revenues offset partially by an increase in collections as reflected in a decrease in days sales outstanding (defined as the average number of days our net trade receivables are outstanding based on quarterly revenues) of approximately one day.

•	A build up in inventory in anticipation of and related to increased activity used $142 million in cash in 2007 compared with using $365 million in cash in 2006.

•	A net decrease in accounts payable, accrued employee compensation and other accrued liabilities used $113 million in cash in 2007 compared with providing $173 million in cash in 2006. This was primarily due to higher employee bonus payments made in cash (for bonuses accrued in 2006 and paid in 2007) coupled with lower bonus accrual requirements for 2007 compared to 2006. The increase in cash used in 2007 was also impacted by the payment of $44 million related to the settlement of the investigations by the SEC and DOJ.
     Our contributions to our defined benefit pension plans in 2007 were approximately $21 million compared to 2006 contributions of approximately $34 million, a decrease of approximately $13 million. This reduction in contributions is primarily due to lower minimum funding requirements in our non-U.S. plans.
Investing Activities
     Our principal recurring investing activity is the funding of capital expenditures to support the appropriate levels and types of rental tools we have in place to generate revenues from operations. Expenditures for capital assets totaled $1,303 million, $1,127 million and $922 million for 2008, 2007 and 2006, respectively. While the majority of these expenditures were for rental tools, including wireline tools, and machinery and equipment, we have also increased our spending on new facilities, expansions of existing facilities and other infrastructure projects.
     Proceeds from disposal of assets were $222 million, $179 million and $135 million for 2008, 2007 and 2006, respectively. These disposals relate to rental tools that were lost-in-hole, as well as machinery, rental tools and equipment no longer used in operations that were sold throughout the year. Included in the proceeds for 2006 was $10 million, related to the sale of certain real estate properties held for sale.
     We routinely evaluate potential acquisitions of businesses of third parties that may enhance our current operations or expand our operations into new markets or product lines. We may also from time to time sell business operations that are not considered part of our core business.
     In 2008, we sold the assets associated with the Completion and Production segment’s Surface Safety Systems product line and received cash proceeds of $31 million. In 2006, we received cash proceeds of $46 million from the sale of certain businesses, the most significant of which was the sale of Baker Supply Products Division for $43 million.
     During 2008, we paid an aggregate of $120 million for acquisitions of businesses, the most significant of which were the acquisitions for our reservoir technology and consulting group, in which we paid cash of $72 million, including $4 million of direct transaction costs and net of cash acquired of $5 million. As a result of these acquisitions, we recorded $45 million of goodwill and $45 million of intangible assets.
     At December 31, 2008 and 2007, the carrying value, which equals the fair value, of our auction rate securities (“ARS”) investments was $11 million and $36 million, respectively. The change of $25 million reflects an other-than-temporary impairment loss which we recognized in December 2008. Since September 2007, we have been unable to sell our ARS investments due to unsuccessful auctions. Based on our ability and intent to hold such investments for a period of time sufficient to allow for any anticipated recovery in the fair value, we have classified all of our auction rate securities as noncurrent investments. During 2007, we purchased $2,521 million of and received proceeds of $2,839 million from maturing auction rate securities.
     In 2007, we received $10 million in proceeds from the sale of our equity investment in Toyo Petrolite Company Ltd. In 2006, we sold our 30% interest in WesternGeco for $2.4 billion in cash. WesternGeco also made a cash distribution of $60 million prior to closing.
     In 2006, we paid $66 million for acquisitions of businesses, net of cash acquired, the most significant of which was Nova Technology Corporation (“Nova”) for $55 million, net of cash acquired of $3 million, plus assumed debt.
Financing Activities
     We had net borrowings of commercial paper and other short-term debt of $15 million and $14 million in 2008 and 2007, respectively, and net repayments of commercial paper and short-term debt of $9 million in 2006. Total debt outstanding at December 31, 2008 was $2,333 million, an increase of $1,249 million compared with December 31, 2007. The total debt to total capitalization (defined as total debt plus stockholders’ equity) ratio was 0.25 at December 31, 2008 and 0.15 at December 31, 2007.
     On October 28, 2008, we sold $500 million of 6.50% Senior Notes that will mature November 15, 2013, and $750 million of 7.50% Senior Notes that will mature November 15, 2018 (collectively, the “Notes”). Net proceeds from the offering were $1,235 million after deducting the underwriting discounts and expenses of the offering. We used a portion of the net proceeds to repay outstanding commercial paper, as well as to repay $325 million aggregate principal amount of our outstanding 6.25% notes, which matured on January 15, 2009, and $200 million aggregate principal amount of our outstanding 6.00% notes, which matured on February 15, 2009. We will use the remaining net proceeds from the offering for general corporate purposes, which could include funding on-going operations, business acquisitions and repurchases of our common stock. The Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior indebtedness; senior in right of payment to any future subordinated indebtedness; and effectively junior to our future secured indebtedness, if any, and to all existing and future indebtedness of our subsidiaries. We may redeem, at our option, all or part of the Notes at any time, at the applicable make-whole redemption prices plus accrued and unpaid interest to the date of redemption.
     We received proceeds of $87 million, $67 million and $92 million in 2008, 2007 and 2006, respectively, from the issuance of common stock through the exercise of stock options and the employee stock purchase plan.
     Our Board of Directors has authorized a program to repurchase our common stock from time to time. During 2006, we repurchased 24 million shares of our common stock at an average price of $76.50 per share, for a total of $1,856 million. During 2007, we repurchased 6 million shares of common stock at an average price of $81.25 per share for a total of $521 million. During 2008, we repurchased 9 million shares of our common stock at an average price of $68.12 per share for a total of $627 million. We had authorization remaining to repurchase approximately $1,197 million in common stock at the end of 2008.
     We paid dividends of $173 million, $167 million and $172 million in 2008, 2007 and 2006, respectively.
Available Credit Facilities
     During 2008, we initiated a commercial paper program (the “Program”) under which we may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The proceeds of the Program are used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases. Commercial paper issued under the Program is scheduled to mature within approximately 270 days of issuance. The commercial paper is not redeemable prior to maturity and is not subject to voluntary prepayment. At December 31, 2008, we had no outstanding commercial paper.
     On April 1, 2008, we entered into a credit agreement (the “2008 Credit Agreement”) for a committed $500 million revolving credit facility that expires in March 2009. The 2008 Credit Agreement contains certain covenants, which, among other things, require the maintenance of a funded indebtedness to total capitalization ratio, restrict certain merger transactions or the sale of all or substantially all of our assets or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the 2008 Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the 2008 Credit Agreement, covenant defaults and other customary defaults. In March of 2009, we expect to renew or extend this facility. If we are not able to renew or extend the 2008 Credit Agreement on acceptable terms, availability under the commercial paper program will also be reduced by $500 million. However, we believe we will have sufficient borrowing capacity and liquidity to fund operations.
     At December 31, 2008, we had $1,508 million of credit facilities with commercial banks, of which $1.0 billion are committed revolving credit facilities, which include the 2008 Credit Agreement. The committed facilities expire on July 7, 2012 ($500 million), unless extended, and on March 31, 2009 ($500 million). The $500 million facility that expires on July 7, 2012 provides for a one year extension, subject to the approval and acceptance by the lenders, among other conditions. In addition, this facility contains a provision to allow for an increase in the facility amount of an additional $500 million, subject to the approval and acceptance by the lenders, among other conditions. Both facilities contain certain covenants which, among other things, require the maintenance of a funded indebtedness to total capitalization ratio, restrict certain merger transactions or the sale of all or substantially all of the assets of the Company or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the facilities may be accelerated. Such events of default include payment defaults to lenders under the facilities, covenant defaults and other customary defaults.
     At December 31, 2008, we were in compliance with all of the covenants of both facilities. There were no direct borrowings under the facilities during the year ended December 31, 2008; however, to the extent we have outstanding commercial paper, our ability to borrow under the facilities is reduced.
     If market conditions were to change and revenues were to be significantly reduced or operating costs were to increase, our cash flows and liquidity could be reduced. Additionally, it could cause the rating agencies to lower our credit ratings. We do not have any ratings triggers in the facilities that would accelerate the maturity of any borrowings under these facilities. However, a downgrade in our credit ratings could increase the cost of borrowings under the facilities and could also limit or preclude our ability to issue commercial paper. Should this occur, we would seek alternative sources of funding, including borrowing under the facilities.
     We believe our credit ratings and relationships with major commercial and investment banks would allow us to renew our expiring facility as well as obtain interim financing over and above our existing credit facilities for any currently unforeseen significant needs or growth opportunities. We also believe that such interim financings could be funded with subsequent issuances of long-term debt or equity, if necessary.
Cash Requirements
     In 2009, we believe cash on hand and operating cash flows will provide us with sufficient capital resources and liquidity to manage our working capital needs, meet contractual obligations, fund capital expenditures, and support the development of our short-term and long-term operating strategies. We may issue commercial paper or other short-term debt to fund cash needs in the U.S. in excess of the cash generated in the U.S.
     In 2009, we expect capital expenditures to be between $1.1 billion to $1.2 billion, excluding acquisitions. The expenditures are expected to be used primarily for normal, recurring items necessary to support our business and operations. A significant portion of our capital expenditures can be adjusted based on future activity of our customers. We expect to manage our capital expenditures to match market demand. In 2009, we also expect to make interest payments of between $150 million and $155 million, based on debt levels as of December 31, 2008. We anticipate making income tax payments of between $475 million and $525 million in 2009.
     We may repurchase our common stock depending on market conditions, applicable legal requirements, our liquidity and other considerations. We anticipate paying dividends of between $180 million and $190 million in 2009; however, the Board of Directors can change the dividend policy at anytime.
     We are not required nor do we intend to make pension contributions to our U.S. qualified pension plan in 2009. Although we previously expected to forgo contributions for a period of five to eight years, due to recent downturns in investment markets and the decline in the value of the pension plan assets, we may be required to make contributions to our U.S. qualified pension plan within the next two to three years. We do expect to contribute between $2 million and $3 million to our nonqualified U.S. pension plans and between $12 million and $14 million to the non-U.S. pension plans. We also expect to make benefit payments related to postretirement welfare plans of between $15 million and $16 million, and we estimate we will contribute between $139 million and $150 million to our defined contribution plans. See Note 14 of the Notes to Consolidated Financial Statements in Item 8 herein for further discussion of our employee benefit plans.
Contractual Obligations
     In the table below, we set forth our contractual cash obligations as of December 31, 2008. Certain amounts included in this table are based on our estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors. The contractual cash obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective (in millions).

	Payments Due by Period
		Less Than	2 – 3	4 – 5	More than
	Total	1 year	Years	Years	5 Years

Total debt (1)	$2,358	$558	$—	$500	$1,300
Estimated interest payments (2)	1,508	150	258	258	842
Operating leases(3)	476	123	161	74	118
Purchase obligations (4)	433	412	21	—	—
Other long-term liabilities (5)	73	38	12	4	19
FIN 48 tax liabilities (6)	401	97	213	24	67

Total	$5,249	$1,378	$665	$860	$2,346

(1)	Amounts represent the expected cash payments for our total debt and do not include any unamortized discounts, deferred issuance costs or net deferred gains on terminated interest rate swap agreements.

(2)	Amounts represent the expected cash payments for interest on our long-term debt.

(3)	We enter into operating leases in the normal course of business. Some lease agreements provide us with the option to renew the lease. Our future operating lease payments as reflected in the table above would change if we exercised these renewal options and if we entered into additional operating lease agreements.

(4)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at anytime without penalty.

(5)	Amounts represent other long-term liabilities, including the current portion, reflected in the consolidated balance sheet where both the timing and amount of payment streams are known. Amounts include: payments for certain environmental remediation liabilities, payments for deferred compensation, payouts under acquisition agreements and payments for certain asset retirement obligations. Amounts do not include: payments for pension contributions and payments for various postretirement welfare benefit plans and postemployment benefit plans.

(6)	The estimated FIN 48 tax liabilities will be settled as a result of expiring statutes, audit activity, competent authority proceedings related to transfer pricing, or final decisions in matters that are the subject of litigation in various taxing jurisdictions in which we operate. The timing of any particular settlement will depend on the length of the tax audit and related appeals process, if any, or an expiration of a statute. If a liability is settled due to a statute expiring or a favorable audit result, the settlement of the FIN 48 tax liability would not result in a cash payment.

Off-Balance Sheet Arrangements
     In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as letters of credit and other bank issued guarantees, which totaled approximately $660 million at December 31, 2008. We also had commitments outstanding for purchase obligations related to capital expenditures and inventory under purchase orders and contracts of approximately $433 million at December 31, 2008. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our consolidated financial statements.
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
Allowance for Doubtful Accounts
     The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current credit worthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make frequent judgments and estimates regarding our customers’ ability to pay amounts due us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. Provisions for doubtful accounts are recorded when it becomes evident that the customer will not make the required payments at either contractual due dates or in the future. At December 31, 2008 and 2007, allowance for doubtful accounts totaled $74 million, or 3%, and $59 million, or 2%, of total gross accounts receivable, respectively. We believe that our allowance for doubtful accounts is adequate to cover potential bad debt losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required. A five percent change in the allowance for doubtful accounts would have had an impact on income from continuing operations before income taxes of approximately $4 million in 2008.
Inventory Reserves
     Inventory is a significant component of current assets and is stated at the lower of cost or market. This requires us to record provisions and maintain reserves for excess, slow moving and obsolete inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand, market conditions, production requirements and technological developments. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. At December 31, 2008 and 2007, inventory reserves totaled $244 million, or 11%, and $221 million, or 11%, of gross inventory, respectively. We believe that our reserves are adequate to properly value potential excess, slow moving and obsolete inventory under current conditions. Significant or unanticipated changes to our estimates and forecasts could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required. A five percent change in this inventory reserve balance would have had an impact on income from continuing operations before income taxes of approximately $12 million in 2008.

Impairment of Long-Lived Assets
     Long-lived assets, which include property, goodwill, intangible assets, investments in affiliates and certain other assets, comprise a significant amount of our total assets. We review the carrying values of these assets for impairment periodically, and at least annually for goodwill, or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires us to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review. In turn, these forecasts are uncertain in that they require assumptions about demand for our products and services, future market conditions and technological developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions.
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
     Our tax filings for various periods are subjected to audit by the tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the authorities or through the courts. We believe these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. Resolution of these situations inevitably includes some degree of uncertainty; accordingly, we provide taxes only for the amounts we believe will ultimately result from these proceedings consistent with the requirements of FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). The resulting change to our tax liability, if any, is dependent on numerous factors that are difficult to estimate. These include, among others, the amount and nature of additional taxes potentially asserted by local tax authorities; the willingness of local tax authorities to negotiate a fair settlement through an administrative process; the impartiality of the local courts; the sheer number of countries in which we do business; and the potential for changes in the tax paid to one country to either produce, or fail to produce, an offsetting tax change in other countries. Our experience has been that the estimates and assumptions we have used to provide for future tax assessments have proven to be appropriate. However, past experience is only a guide, and the potential exists, however limited, that the tax resulting from the resolution of current and potential future tax controversies may differ materially from the amount accrued.
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
     The discount rate enables us to state expected future cash flows at a present value on the measurement date. The development of the discount rate for our U.S. plans was based on a bond matching model whereby a hypothetical bond portfolio of high-quality, fixed-income securities is selected that will match the cash flows underlying the projected benefit obligation. The discount rate assumption for our non-U.S. plans reflects the market rate for high-quality, fixed-income securities. A lower discount rate increases the present value of benefit obligations and increases plan expenses. We used a discount rate of 6.3% in 2008, 6.0% in 2007 and 5.5% in 2006 to determine plan expenses. A 50 basis point reduction in the discount rate would have decreased income from continuing operations before income taxes by approximately $2 million in 2008.
     To determine the expected rate of return on plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. A lower rate of return increases plan expenses. We assumed rates of return on our plan investments were 8.5% in 2008, 2007 and 2006. A 50 basis point reduction in the expected rate of return on assets of our principal plans would have decreased income from continuing operations before income taxes by approximately $4 million in 2008.
NEW ACCOUNTING STANDARDS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In November 2007, the FASB placed a one year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities; however, SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities. We adopted all requirements of SFAS 157 on January 1, 2008, except as they relate to nonfinancial assets and liabilities that are not required to be measured at fair value on a recurring basis. We adopted the remaining requirements of SFAS 157 nonfinancial assets and liabilities on January 1, 2009. The nonfinancial assets and liabilities include goodwill impairment, impairment and or disposal of long lived assets, asset retirement obligations, and assets and liabilities relating to business acquisitions. See Note 10 of the Notes to Consolidated Financial Statements in Item 8 herein for further information on the impact of this standard.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Additionally, it requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006; however, the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. We adopted all requirements of SFAS 158 on December 31, 2006, except for the funded status measurement date requirement, which was adopted on December 31, 2008, as allowed under SFAS 158. The impact of moving our funded status measurement date from October 1st to December 31st was a reduction of $4 million in beginning retained earnings for 2008. See Note 14 of the Notes to Consolidated Financial Statements in Item 8 herein for further information on the impact of this standard.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008, and there was no impact on our consolidated financial statements as we did not choose to measure any eligible financial assets or liabilities at fair value.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary in an effort to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We adopted SFAS 160 on January 1, 2009 with no material impact to our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R replaces FASB Statement No. 141, Business Combinations (“SFAS 141”). The statement retains the purchase method of accounting used in business combinations but replaces SFAS 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction and restructuring costs related to the acquisition be expensed. In addition, the statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted SFAS 141R on January 1, 2009 for business combinations occurring on or after this date.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. The statement also requires enhanced disclosures regarding how and why entities use derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect entities’ financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We will adopt the new disclosure requirements of SFAS 161 in the first quarter of 2009.
     In December 2008, the FASB issued FSP FAS 132 (R)-1 Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132 (R)-1”). FSP 132 (R)-1 amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP requires the disclosures of investment policies and strategies, major categories of plan assets, fair value measurement of plan assets and significant concentration of credit risks. FSP 132 (R)-1 is effective for fiscal years ending after December 15, 2009. We will adopt the new disclosure requirements of FSP 132 (R)-1 in the fourth quarter of 2009.
RELATED PARTY TRANSACTIONS
     On April 28, 2006, we sold our 30% interest in WesternGeco for $2.4 billion in cash and recorded a pre-tax gain of $1,744 million ($1,035 million, after-tax). There were no other significant related party transactions.
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
INTEREST RATE RISK AND INDEBTEDNESS
     We are subject to interest rate risk on our long-term fixed interest rate debt. Commercial paper borrowings, other short-term borrowings and variable rate long-term debt do not give rise to significant interest rate risk because these borrowings either have maturities of less than three months or have variable interest rates similar to the interest rates we receive on our short-term investments. All other things being equal, the fair market value of debt with a fixed interest rate will increase as interest rates fall and will decrease as interest rates rise. This exposure to interest rate risk can be managed by borrowing money that has a variable interest rate or using interest rate swaps to change fixed interest rate borrowings to variable interest rate borrowings.
     At December 31, 2008 and at December 31, 2007, there were no interest rate swap agreements in effect.
     We had fixed rate debt aggregating to $2,325 million at December 31, 2008 and $1,075 million at December 31, 2007. The following table sets forth the required cash payments for our indebtedness, which bear a fixed rate of interest and are denominated in U.S. Dollars, and the related weighted average effective interest rates by expected maturity dates as of December 31, 2008 and 2007 (dollar amounts in millions).

	2008	2009		2010	2011	2012	2013	Thereafter	Total

As of December 31, 2008:
Long-term debt (1) (2)	$—	$525		$—	$—	$—	$500	$1,300	$2,325
Weighted average effective interest rates		5.90	%(3)				6.73%	7.07%	7.03	%(3)

As of December 31, 2007:
Long-term debt (1) (2)	$—	$525		$—	$—	$—	$—	$550	$1,075
Weighted average effective interest rates		5.24	%(3)					7.54%	6.40	%(3)

(1)	Amounts do not include any unamortized discounts, deferred issuance costs or net deferred gains on terminated interest rate swap agreements.

(2)	Fair market value of fixed rate long-term debt was $2,455 million at December 31, 2008 and $1,154 million at December 31, 2007.

(3)	Includes the effect of the amortization of net deferred gains on terminated interest rate swap agreements.
FOREIGN CURRENCY AND FOREIGN CURRENCY FORWARD CONTRACTS
     We conduct operations around the world in a number of different currencies. A number of our significant foreign subsidiaries have designated the local currency as their functional currency. As such, future earnings are subject to change due to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than our subsidiaries respective functional currencies. To minimize the need for foreign currency forward contracts to hedge this exposure, our objective is to manage foreign currency exposure by maintaining a minimal consolidated net asset or net liability position in a currency other than the functional currency. To the extent that market conditions and/or local regulations prevent us from maintaining a minimal consolidated net asset or net liability position, we may enter into foreign currency forward contracts or option contracts.
     At December 31, 2008, we had entered into several foreign currency forward contracts with notional amounts aggregating $125 million to hedge exposure to currency fluctuations in various foreign currency denominated accounts payable and accounts receivable, including the British Pound Sterling, Norwegian Krone, Euro and the Brazilian Real. These contracts are designated and qualify as fair value hedging instruments. Based on quoted market prices as of December 31, 2008 for contracts with similar terms and maturity dates, we recorded a loss of $0.5 million to adjust these foreign currency forward contracts to their fair market value. This loss offsets designated foreign currency exchange gains resulting from the underlying exposures and is included in MG&A expenses in the consolidated statement of operations.
     At December 31, 2007, we had entered into several foreign currency forward contracts with notional amounts aggregating $115 million to hedge exposure to currency fluctuations in various foreign currency denominated accounts payable and accounts receivable, including the British Pound Sterling, Norwegian Krone, Euro and the Brazilian Real. These contracts are designated and qualify as fair value hedging instruments. Based on quoted market prices as of December 31, 2007 for contracts with similar terms and maturity dates, we recorded a gain of $1 million to adjust these foreign currency forward contracts to their fair market value. This gain offsets designated foreign currency exchange losses resulting from the underlying exposures and is included in MG&A expenses in the consolidated statement of operations.
     At December 31, 2007, we had entered into option contracts with notional amounts aggregating $20 million as a hedge of fluctuations in the Russian Ruble exchange rate. The contracts were not designated as hedging instruments. Based on quoted market prices as of December 31, 2007 for contracts with similar terms and maturity dates, we recorded a loss of $0.3 million to adjust the carrying value of these contracts to their fair market value. This loss is included in MG&A expenses in our consolidated statement of operations.
     The counterparties to our foreign currency forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency exchange rate differential.

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
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Our evaluation was based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     Based on our evaluation under the framework in Internal Control - Integrated Framework, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2008. The conclusion of our principal executive officer and principal financial officer is based on the recognition that there are inherent limitations in all systems of internal control. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Baker Hughes Incorporated
Houston, Texas
     We have audited the internal control over financial reporting of Baker Hughes Incorporated and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule II as of and for the year ended December 31, 2008 of the Company and our report dated February 25, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Baker Hughes Incorporated
Houston, Texas
     We have audited the accompanying consolidated balance sheets of Baker Hughes Incorporated and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included financial statement schedule II, valuation and qualifying accounts, listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Baker Hughes Incorporated and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
     As described in Note 10 to the consolidated financial statements: effective as of January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, which established new accounting and reporting standards for fair value measurements of certain financial assets and liabilities. Furthermore, as described in Note 1 to the consolidated financial statements: effective as of January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) AUG AIR-1, which prohibits the accrue-in-advance method of accounting for planned major maintenance activities; effective as of January 1, 2007, the Company adopted FASB Interpretation 48, which established new accounting and reporting standards for uncertainty in income taxes recognized in financial statements.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 25, 2009

Baker Hughes Incorporated
Consolidated Statements of Operations
(In millions, except per share amounts)

	Year Ended December 31,
	2008	2007	2006

Revenues:
Sales	$5,734	$5,171	$4,566
Services and rentals	6,130	5,257	4,461

Total revenues	11,864	10,428	9,027

Costs and expenses:
Cost of sales	4,081	3,517	3,033
Cost of services and rentals	3,873	3,328	2,843
Research and engineering	426	372	339
Marketing, general and administrative	1,046	933	878
Litigation settlement	62	—	—

Total costs and expenses	9,488	8,150	7,093

Operating income	2,376	2,278	1,934
Equity in income of affiliates	2	1	60
Gain on sale of interest in affiliate	—	—	1,744
Gain on sale of product line	28	—	—
Impairment loss on investments	(25)	—	—
Interest expense	(89)	(66)	(69)
Interest and dividend income	27	44	68

Income from continuing operations before income taxes	2,319	2,257	3,737
Income taxes	(684)	(743)	(1,338)

Income from continuing operations	1,635	1,514	2,399
Income from discontinued operations, net of tax	—	—	20

Net income	$1,635	$1,514	$2,419

Basic earnings per share:
Income from continuing operations	$5.32	$4.76	$7.26
Income from discontinued operations	—	—	0.06

Net income	$5.32	$4.76	$7.32

Diluted earnings per share:
Income from continuing operations	$5.30	$4.73	$7.21
Income from discontinued operations	—	—	0.06

Net income	$5.30	$4.73	$7.27

See Notes to Consolidated Financial Statements

Baker Hughes Incorporated
Consolidated Balance Sheets
(In millions, except par value)

	December 31,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$1,955	$1,054
Accounts receivable – less allowance for doubtful accounts (2008 - $74; 2007 - $59)	2,759	2,383
Inventories	2,021	1,714
Deferred income taxes	231	182
Other current assets	179	122

Total current assets	7,145	5,455

Property, plant and equipment – less accumulated depreciation (2008 - $3,203; 2007 - $2,976)	2,833	2,345
Goodwill	1,389	1,354
Intangible assets	198	177
Other assets	296	526

Total assets	$11,861	$9,857

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$888	$704
Short-term borrowings and current portion of long-term debt	558	15
Accrued employee compensation	530	457
Income taxes payable	272	191
Other accrued liabilities	263	251

Total current liabilities	2,511	1,618

Long-term debt	1,775	1,069
Deferred income taxes and other tax liabilities	384	416
Liabilities for pensions and other postretirement benefits	317	332
Other liabilities	67	116
Commitments and contingencies

Stockholders’ Equity:
Common stock, one dollar par value (shares authorized - 750; and outstanding: 2008 - 309; 2007 - 316)	309	316
Capital in excess of par value	745	1,216
Retained earnings	6,276	4,818
Accumulated other comprehensive loss	(523)	(44)

Total stockholders’ equity	6,807	6,306

Total liabilities and stockholders’ equity	$11,861	$9,857

See Notes to Consolidated Financial Statements

Baker Hughes Incorporated
Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)

		Capital		Accumulated
		in Excess		Other
	Common	of	Retained	Comprehensive	Unearned
	Stock	Par Value	Earnings	Loss	Compensation	Total

Balance, December 31, 2005	$342	$3,293	$1,263	$(188)	$(12)	$4,698
Comprehensive income:
Net income			2,419
Foreign currency translation adjustments:
Reclassifications included in net income due to sale of business				(2)
Translation adjustments				59
Change in minimum pension liability, net of tax of $7				(18)
Other				1
Total comprehensive income						2,459
Adoption of SFAS 158, net of tax of $22				(39)		(39)
Adoption of SFAS 123(R)		(12)			12
Issuance of common stock pursuant to employee stock plans	2	98				100
Tax benefit on stock plans		17				17
Stock-based compensation		36				36
Repurchase and retirement of common stock	(24)	(1,832)				(1,856)
Cash dividends ($0.52 per share)			(172)			(172)

Balance, December 31, 2006	$320	$1,600	$3,510	$(187)	$—	$5,243
Adoption of AUG AIR-1, net of tax of $(9)			25			25
Adoption of FIN 48			(64)			(64)

Adjusted beginning balance January 1, 2007	$320	$1,600	$3,471	$(187)	$—	$5,204
Comprehensive income:
Net income			1,514
Foreign currency translation adjustments				72
Defined benefit pension plans, net of tax of $(37)				71
Total comprehensive income						1,657
Issuance of common stock, pursuant to employee stock plans	2	66				68
Tax benefit on stock plans		19				19
Stock-based compensation		46				46
Repurchase and retirement of common stock	(6)	(515)				(521)
Cash dividends ($0.52 per share)			(167)			(167)

Balance, December 31, 2007	$316	$1,216	$4,818	$(44)	$—	$6,306
Adoption of SFAS 158			(4)			(4)

Adjusted beginning balance January 1, 2008	316	1,216	4,814	(44)	—	6,302
Comprehensive income:
Net income			1,635
Foreign currency translation adjustments				(354)
Defined benefit pension plans, net of tax of $67				(125)
Total comprehensive income						1,156
Issuance of common stock, pursuant to employee stock plans	2	76				78
Tax benefit on stock plans		11				11
Stock-based compensation		60				60
Repurchase and retirement of common stock	(9)	(618)				(627)
Cash dividends ($0.56 per share)			(173)			(173)

Balance, December 31, 2008	$309	$745	$6,276	$(523)	$—	$6,807

See Notes to Consolidated Financial Statements

Baker Hughes Incorporated
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Income from continuing operations	$1,635	$1,514	$2,399
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	637	521	434
Amortization of net deferred gains on derivatives	(5)	(5)	(5)
Impairment loss on investments	25	—	—
Stock-based compensation costs	60	51	46
Acquired in-process research and development	—	—	2
(Benefit)/provision for deferred income taxes	(21)	(4)	78
Gain on sale of interest in affiliate	—	—	(1,744)
Provision for income taxes on gain on sale of interest in affiliate	—	—	708
Gain on sale of product line	(28)	—	—
Gain on disposal of assets	(101)	(79)	(59)
Equity in income of affiliates	(2)	(1)	(60)
Changes in operating assets and liabilities:
Accounts receivable	(484)	(287)	(316)
Inventories	(371)	(142)	(365)
Accounts payable	242	26	69
Accrued employee compensation and other accrued liabilities	90	(139)	104
Income taxes payable	76	129	(98)
Income taxes paid on sale of interest in affiliate	—	(125)	(555)
Liabilities for pensions and other postretirement benefits and other liabilities	(38)	(4)	57
Other	(101)	20	(105)

Net cash flows from continuing operations	1,614	1,475	590

Cash flows from investing activities:
Expenditures for capital assets	(1,303)	(1,127)	(922)
Purchase of short-term investments	—	(2,521)	(3,883)
Proceeds from maturities of short-term investments	—	2,839	3,606
Proceeds from disposal of property, plant and equipment	222	179	135
Proceeds from sale of businesses	31	—	46
Acquisition of businesses, net of cash acquired	(120)	—	(66)
Proceeds from sale of interests in affiliates	—	10	2,400
Distributions from affiliates	—	—	60

Net cash flows from investing activities	(1,170)	(620)	1,376

Cash flows from financing activities:
Net borrowings (repayments) of commercial paper and other short-term debt	15	14	(9)
Proceeds from issuance of long-term debt	1,235	—	—
Proceeds from issuance of common stock	87	67	92
Repurchase of common stock	(627)	(521)	(1,856)
Dividends	(173)	(167)	(172)
Excess tax benefits from stock-based compensation	4	14	19

Net cash flows from financing activities	541	(593)	(1,926)

Effect of foreign exchange rate changes on cash	(84)	42	13

Increase in cash and cash equivalents	901	304	53
Cash and cash equivalents, beginning of year	1,054	750	697

Cash and cash equivalents, end of year	$1,955	$1,054	$750

Income taxes paid	$621	$717	$1,198
Interest paid	$86	$76	$74
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
Cost of Sales and Cost of Services and Rentals
     Cost of sales and cost of services and rentals include material, labor, selling and field service costs, and overhead costs associated with the manufacture and distribution of our products for sale or rental. Distribution costs include freight costs, purchasing and receiving costs, warehousing costs and other costs of our distribution network.
Research and Engineering
     Research and engineering expenses include costs associated with the research and development of new products and services and costs associated with sustaining engineering of existing products and services. These costs are expensed as incurred and include research and development costs for new products and services of $263 million, $234 million and $216 million for the year ended December 31, 2008, 2007 and 2006, respectively.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
Marketing, General and Administrative
     Marketing, general and administrative (“MG&A”) expenses include all advertising and marketing efforts, business development costs, and other general and administrative costs not directly associated with the manufacture and distribution of our products for sale or rental and the employee related costs associated with these functions. MG&A expenses also include gains and losses from foreign currency transactions.
Cash Equivalents
     We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.
Investments
     Prior to September 2007, we invested in auction rate securities, which are variable-rate debt securities. While the underlying security has a long-term maturity, the interest rate is reset through Dutch auctions that are typically held every 7, 28 or 35 days. Interest is paid at the end of each auction period. We limited our investments in auction rate securities (“ARS”) to non mortgage-backed securities that, at the time of the initial investment, carried a AAA (or equivalent) rating from a recognized rating agency. Since September 2007, we have been unable to sell our ARS investments because of unsuccessful auctions. As a result, the interest rate now resets every 28 days at one month LIBOR plus a spread determined by each certificate’s lowest assigned rating and the liquidity of these investments has been diminished. During 2008, we recorded an other-than-temporary impairment loss on these investments of $25 million, which is reflected in our consolidated statement of operations. At December 31, 2008 and 2007, we held ARS investments totaling $11 million and $36 million, respectively. Our ARS investments are classified as noncurrent investments, which are included in other assets in our consolidated balance sheet.
Inventories
     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method or the average cost method, which approximates FIFO, and includes the cost of materials, labor and manufacturing overhead.
Property, Plant and Equipment and Accumulated Depreciation
     Property, plant and equipment (“PP&E”) is stated at cost less accumulated depreciation, which is generally provided by using the straight-line method over the estimated useful lives of the individual assets. Significant improvements and betterments are capitalized if they extend the useful life of the asset. We manufacture a substantial portion of our rental tools and equipment and the cost of these items, which includes direct and indirect manufacturing costs, are capitalized and carried in inventory until the tool is completed. Once the tool has been completed, the cost of the tool is reflected in capital expenditures and the tool is classified as rental tools and equipment in PP&E. Maintenance and repairs are charged to expense as incurred. The capitalized costs of computer software developed or purchased for internal use are classified in machinery and equipment in PP&E.
     In 2006, the FASB issued FASB Staff Position No. AUG AIR-1 (“FSP AUG AIR-1”), which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance and repair activities. We adopted FSP AUG AIR-1 on January 1, 2007, to change our method of accounting for repairs and maintenance activities on certain rental tools from the accrue-in-advance method to the direct expense method. The adoption resulted in an increase of $25 million to beginning retained earnings as of January 1, 2007. We did not restate any prior periods as the impact was not material to our consolidated financial statements.
Asset Retirement Obligations
     Legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and depreciated on a straight-line basis over the remaining estimated useful life of the related asset. Accretion expense in connection with the discounted liability is also recognized over the remaining useful life of the related asset. Asset retirement obligations were $17 million and $16 million at December 31, 2008 and 2007, respectively.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
Goodwill, Intangible Assets and Amortization
     Goodwill and intangible assets with indefinite lives are not amortized. Intangible assets with finite useful lives are amortized on a basis that reflects the pattern in which the economic benefits of the intangible assets are realized, which is generally on a straight-line basis over the asset’s estimated useful life.
Impairment of Long-Lived Assets
     We review PP&E, intangible assets and certain other assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related assets.
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

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     The Financial Accounting Standards Board (“FASB”) issued FIN 48 in July 2006. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 effective January 1, 2007, pursuant to which we recognized a $78 million increase in the gross liability for unrecognized tax benefits, a $14 million increase in non-current tax receivables, and a net decrease to beginning retained earnings of $64 million.
Product Warranties
     We sell certain products with a product warranty that provides that customers can return a defective product during a specified warranty period following the purchase in exchange for a replacement product, repair at no cost to the customer or the issuance of a credit to the customer. We accrue amounts for estimated warranty claims based upon current and historical product sales data, warranty costs incurred and any other related information known to us. Our product warranty liability was $8 million and $15 million at December 31, 2008 and 2007, respectively.
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
Foreign Currency
     A number of our significant foreign subsidiaries have designated the local currency as their functional currency and, as such, gains and losses resulting from balance sheet translation of foreign operations are included as a separate component of accumulated other comprehensive loss within stockholders’ equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of receivables or payables in the non-functional currency, are included in MG&A expenses in the consolidated statements of operations as incurred. For those foreign subsidiaries that have designated the U.S. Dollar as the functional currency, gains and losses resulting from balance sheet translation of foreign operations are also included in MG&A expense in the consolidated statements of operations as incurred.
Derivative Financial Instruments
     We monitor our exposure to various business risks including commodity prices, foreign currency exchange rates and interest rates and occasionally use derivative financial instruments to manage these risks. Our policies do not permit the use of derivative financial instruments for speculative purposes. We use foreign currency forward contracts to hedge certain firm commitments and transactions denominated in foreign currencies. We have used and may use interest rate swaps to manage interest rate risk.
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

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
New Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In November 2007, the FASB placed a one year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities; however, SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities. We adopted all requirements of SFAS 157 on January 1, 2008, except as they relate to nonfinancial assets and liabilities that are not required to be measured at fair value on a recurring basis. We adopted the remaining requirements of SFAS 157 nonfinancial assets and liabilities on January 1, 2009. The nonfinancial assets and liabilities include goodwill impairment, impairment and or disposal of long lived assets, asset retirement obligations, and assets and liabilities relating to business acquisitions. See “Note 10. Fair Value of Certain Financial Assets and Liabilities” for further information on the impact of this standard.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Additionally, it requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006; however, the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008. We adopted all requirements of SFAS 158 on December 31, 2006, except for the funded status measurement date requirement, which was adopted on December 31, 2008, as allowed under SFAS 158. The impact of moving our funded status measurement date from October 1st to December 31st was a reduction of $4 million in beginning retained earnings for 2008. See “Note 14. Employee Benefit Plans” for further information on the impact of this standard.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on January 1, 2008, and there was no impact on our consolidated financial statements as we did not choose to measure any eligible financial assets or liabilities at fair value.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary in an effort to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We adopted SFAS 160 on January 1, 2009 with no material impact to our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R replaces FASB Statement No. 141, Business Combinations (“SFAS 141”). The statement retains the purchase method of accounting used in business combinations but replaces SFAS 141 by establishing principles and requirements for the recognition and measurement of assets, liabilities and goodwill, including the requirement that most transaction and restructuring costs related to the acquisition be expensed. In addition, the statement requires disclosures to enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted SFAS 141R on January 1, 2009 for business combinations occurring on or after this date.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. The statement also requires enhanced disclosures regarding how and why entities use derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect entities’ financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We will adopt the new disclosure requirements of SFAS 161 in the first quarter of 2009.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     In December 2008, the FASB issued FSP FAS 132(R)-1 Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”). FSP 132(R)-1 amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP requires the disclosures of investment policies and strategies, major categories of plan assets, fair value measurement of plan assets and significant concentration of credit risks. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. We will adopt the new disclosure requirements of FSP 132(R)-1 in the fourth quarter of 2009.
NOTE 2. DISPOSITIONS AND DISCONTINUED OPERATIONS
     In February 2008, we sold the assets associated with the Completion and Production segment’s Surface Safety Systems (“SSS”) product line and received cash proceeds of $31 million. The SSS assets sold included hydraulic and pneumatic actuators, bonnet assemblies and control systems. We recorded a pre-tax gain of $28 million ($18 million after-tax).
     We have investments in affiliates that are accounted for using the equity method of accounting. In 2006, the most significant of these affiliates was our 30% interest in WesternGeco, a seismic venture jointly owned with Schlumberger Limited (“Schlumberger”). On April 28, 2006, we sold our 30% interest in WesternGeco to Schlumberger for $2.4 billion in cash. We recorded a pre-tax gain of $1,744 million ($1,035 million after-tax). Prior to our sale, during 2006 we received distributions of $60 million from WesternGeco, which were recorded as reductions in the carrying value of our investment.
     In the fourth quarter of 2005, our management initiated and our Board of Directors approved a plan to sell the Baker Supply Products Division (“Baker SPD”), a product line group within the Completion and Production segment, which distributes basic supplies, products and small tools to the drilling industry. In March 2006, we completed the sale of Baker SPD and received cash proceeds of $43 million. Income from discontinued operations for 2006 was $20 million, which included the after-tax gain of $19 million. There were no discontinued operations in 2007 or 2008.
NOTE 3. ACQUISITIONS
     In April 2008, we acquired two firms for our reservoir technology and consulting group - Gaffney, Cline & Associates (“GCA”) and GeoMechanics International (“GMI”) - for $72 million in cash, including $4 million of direct transaction costs and net of cash acquired of $5 million. These firms provide consulting services related to reservoir engineering, technical and managerial advisory services and reservoir geomechanics. As a result of these acquisitions, we recorded $43 million of goodwill and $19 million of intangibles. Under the terms of the purchase agreements, we may be required to make additional payments of up to approximately $46 million based on the performance of the businesses during 2008, 2009 and 2010. During 2008, we made several other acquisitions having an aggregate purchase price of $53 million, of which $48 million was paid in cash. As a result of these acquisitions, we recorded $2 million of goodwill and $26 million of intangible assets through December 31, 2008.
     In January 2006, we acquired Nova Technology Corporation (“Nova”) for $55 million, net of cash acquired of $3 million, plus assumed debt. Nova is a supplier of permanent monitoring, chemical injection systems, and multi-line services for deepwater and subsea oil and gas well applications. As a result of the acquisition, we recorded $30 million of goodwill, $24 million of intangible assets and assigned $2 million to in-process research and development.
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

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
NOTE 4. STOCK-BASED COMPENSATION
     Stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense over the employee’s service period, which is generally the vesting period of the equity grant. Additionally, compensation cost is recognized based on awards ultimately expected to vest, therefore, we have reduced the cost for estimated forfeitures based on historical forfeiture rates. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures.
     The following table summarizes stock-based compensation costs for the years ended December 31, 2008, 2007 and 2006. There were no stock-based compensation costs capitalized as the amounts were not material.

	2008	2007	2006

Stock-based compensation costs	$60	$51	$46
Tax benefit	(11)	(11)	(10)

Stock-based compensation costs, net of tax	$49	$40	$36

     For our stock options and restricted stock awards and units, we currently have 17 million shares authorized for issuance and as of December 31, 2008, approximately 6 million shares were available for future grants. Our policy is to issue new shares for exercises of stock options; vesting of restricted stock awards and units; and issuances under the employee stock purchase plan.
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
     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. The following table presents the weighted average assumptions used in the option pricing model for options granted. The expected life of the options represents the period of time the options are expected to be outstanding. The expected life is based on our historical exercise trends and post-vest termination data incorporated into a forward-looking stock price model. As allowed under the Securities and Exchange Commission’s Staff Accounting Bulletin 107 (“SAB 107”), the expected volatility is based on our implied volatility, which is the volatility forecast that is implied by the prices of our actively traded options to purchase our stock observed in the market. The risk-free interest rate is based on the observed U.S. Treasury yield curve in effect at the time the options were granted. The dividend yield is based on our history of dividend payouts.

	2008	2007	2006

Expected life (years)	5.5	5.1	5.0
Risk-free interest rate	3.1%	4.8%	4.8%
Volatility	31.4%	28.6%	31.1%
Dividend yield	0.8%	0.7%	0.7%
Weighted average fair value per share at grant date	$23.64	$24.20	$26.15

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     A summary of our stock option activity and related information is presented below (in thousands, except per option prices):

		Weighted Average
		Exercise Price
	Number of Options	Per Option

Outstanding at December 31, 2007	3,171	$55.25
Granted	699	73.56
Exercised	(355)	45.73
Forfeited	(26)	74.40
Expired	(19)	26.10

Outstanding at December 31, 2008	3,470	$59.92

     The total intrinsic value of stock options (defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the option) exercised in 2008, 2007 and 2006 was $13 million, $73 million and $74 million, respectively. The income tax benefit realized from stock options exercised was $7 million for the year ended December 31, 2008.
     The total fair value of options vested in 2008, 2007 and 2006 was $17 million, $20 million and $20 million, respectively. As of December 31, 2008, there was $10 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted average period of 2 years.
     The following table summarizes information about stock options outstanding as of December 31, 2008 (in thousands, except per option prices and remaining life):

			Outstanding			Exercisable
				Weighted			Weighted
				Average	Weighted		Average	Weighted
				Remaining	Average		Remaining	Average
				Contractual	Exercise		Contractual	Exercise
			Number of	Life	Price Per	Number of	Life	Price Per
Range of Exercise Prices			Options	(In years)	Option	Options	(In years)	Option

$14.49	–	$16.78	8	2.5	$15.62	8	2.5	$15.62
22.88	–	33.29	337	3.7	29.79	337	3.7	29.79
34.95	–	43.39	865	5.3	40.25	860	5.4	40.26
56.21	–	82.28	2,237	8.1	71.95	995	7.2	68.54
86.50	–	86.50	23	9.6	86.50	—	—	—

Total			3,470	7.0	$59.92	2,200	6.0	$51.36

     The aggregate intrinsic value of stock options outstanding at December 31, 2008 was $2 million, all of which relates to options vested and exercisable. The intrinsic value for stock options outstanding is calculated as the amount by which the quoted price of $34.33 of our common stock as of the end of 2008 exceeds the exercise price of the options.
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

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     A summary of our RSA and RSU activity and related information is presented below (in thousands, except per share/unit prices):

		Weighted		Weighted
		Average		Average
	RSA	Grant Date	RSU	Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Units	Per Unit

Nonvested balance at December 31, 2007	795	$61.93	156	$66.56
Granted	527	72.82	258	75.96
Vested	(359)	69.85	(74)	71.58
Forfeited	(61)	61.53	(15)	70.66

Nonvested balance at December 31, 2008	902	$65.17	325	$72.68

     The weighted average grant date fair value per share for RSAs in 2008, 2007 and 2006 was $72.82, $61.93 and $73.97, respectively. The weighted average grant date fair value per unit for RSUs in 2008, 2007 and 2006 was $75.96, $66.56 and $74.00, respectively.
     The total grant date fair value of RSAs and RSUs vested in 2008, 2007 and 2006 was $30 million, $16 million and $11 million, respectively. As of December 31, 2008, there was $37 million and $16 million of total unrecognized compensation cost related to nonvested RSAs and RSUs, respectively, which is expected to be recognized over a weighted average period of 2 years.
Employee Stock Purchase Plan
Our Employee Stock Purchase Plan (“ESPP”) allows eligible employees to elect to contribute on an after-tax basis between 1% and 10% of their annual pay to purchase our common stock; provided, however, an employee may not contribute more than $25,000 annually to the plan pursuant to Internal Revenue Service restrictions. Shares are purchased at a 15% discount of the fair market value of our common stock on January 1 or December 31, whichever is lower. We initially had 14.5 million shares authorized for issuance under the ESPP, and at December 31, 2008, there were 1.0 million shares reserved for future issuance under the ESPP. At the April 2009 Annual Meeting of Stockholders, we are asking the stockholders to approve an amendment to the ESPP to increase the shares authorized for issuance under the ESPP by 8 million shares. Compensation expense determined under SFAS 123(R) for the year ended December 31, 2008 was calculated using the Black-Scholes option pricing model with the following assumptions:

	2008	2007	2006

Expected life (years)	1.0	1.0	1.0
Risk-free interest rate	3.2%	4.9%	4.4%
Volatility	32.8%	30.5%	28.0%
Dividend yield	0.6%	0.7%	0.9%
Weighted average fair value per share at grant date	$11.43	$10.39	$7.66
     We calculated estimated volatility using historical daily prices based on the expected life of the stock purchase plan. The risk-free interest rate is based on the observed U.S. Treasury yield curve in effect at the time the ESPP shares were granted. The dividend yield is based on our history of dividend payouts.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
NOTE 5. INCOME TAXES
     The provision for income taxes on income from continuing operations is comprised of the following for the years ended December 31:

	2008	2007	2006

Current:
United States	$292	$366	$861
Foreign	413	381	371

Total current	705	747	1,232

Deferred:
United States	(14)	19	98
Foreign	(7)	(23)	8

Total deferred	(21)	(4)	106

Provision for income taxes	$684	$743	$1,338

     The geographic sources of income from continuing operations before income taxes are as follows for the years ended December 31:

	2008	2007	2006

United States	$795	$877	$1,917
Foreign	1,524	1,380	1,820

Income from continuing operations before income taxes	$2,319	$2,257	$3,737

     The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to income from continuing operations before income taxes for the reasons set forth below for the years ended December 31:

	2008	2007	2006

Statutory income tax at 35%	$812	$790	$1,308
Effect of sale of interest in affiliate	—	—	98
Effect of foreign operations	(134)	(84)	(87)
Net tax (benefit) charge related to foreign losses	3	(1)	(3)
State income taxes - net of U.S. tax benefit	19	18	12
Other - net	(16)	20	10

Provision for income taxes	$684	$743	$1,338

     During 2006, we provided $708 million for taxes related to the sale of our interest in WesternGeco. Approximately $98 million of this tax provision is in excess of the U.S. statutory income tax rate due to taxes provided on the expected repatriation of the non-U.S. proceeds received in the transaction and a larger U.S. tax gain due to lower tax basis compared to book basis.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. The tax effects of our temporary differences and carryforwards are as follows at December 31:

	2008	2007

Deferred tax assets:
Receivables	$9	$6
Inventory	206	160
Property	71	50
Employee benefits	124	29
Other accrued expenses	35	45
Operating loss carryforwards	36	44
Tax credit carryforwards	54	31
Capitalized research and development costs	16	28
Other	55	39

Subtotal	606	432
Valuation allowances	(77)	(67)

Total	529	365

Deferred tax liabilities:
Goodwill	139	133
Undistributed earnings of foreign subsidiaries	124	99
Other	45	49

Total	308	281

Net deferred tax asset	$221	$84

     We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We have provided a valuation allowance for operating loss and foreign tax credit carryforwards in certain non-U.S. jurisdictions. The operating loss carryforwards without a valuation allowance will expire in varying amounts over the next twenty years.
     We have provided for U.S. and additional foreign taxes for the anticipated repatriation of certain earnings of our foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries above the amount for which taxes have already been provided to be indefinitely reinvested, as we have no intention to repatriate these earnings. As such, deferred income taxes are not provided for temporary differences of approximately $2.2 billion, $1.6 billion and $0.8 billion as of December 31, 2008, 2007 and 2006, respectively, representing earnings of non-U.S. subsidiaries intended to be permanently reinvested. These additional foreign earnings could become subject to additional tax if remitted, or deemed remitted, as a dividend. Computation of the potential deferred tax liability associated with these undistributed earnings and other basis difference is not practicable.
     At December 31, 2008, we had approximately $45 million of foreign tax credits which may be carried forward indefinitely under applicable foreign law and $8 million of foreign tax credits available to offset future payments of federal income taxes, expiring in 2018. In addition, at December 31, 2008, we had approximately $1 million of state tax credits expiring in varying amounts between 2016 and 2021.
     We provide for uncertain tax positions pursuant to FIN 48, Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109. As of December 31, 2008, we had $401 million of tax liabilities for gross unrecognized tax benefits, which includes liabilities for interest and penalties of $63 million and $15 million, respectively. If we were to prevail on all uncertain tax positions, the net effect would be a benefit to our effective tax rate of approximately $323 million. The remaining approximately $78 million, which is recorded as a deferred tax asset, represents tax benefits that would be received in different taxing jurisdictions in the event that we did not prevail on all uncertain tax positions.
     As of December 31, 2007, we had $457 million of tax liabilities for gross unrecognized tax benefits, which includes liabilities for interest and penalties of $72 million and $22 million, respectively. Our gross unrecognized tax benefits include $9 million of additional taxes and related interest and penalties, recorded in 2007, that are associated with disallowed tax deductions taken in previous years, arising from the resolution of investigations with the Securities and Exchange Commission (“SEC”) and the

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
Department of Justice (“DOJ”). If we were to prevail on all uncertain tax positions, the net effect would be a benefit to our effective tax rate of approximately $373 million. The remaining approximately $84 million, which is recorded as a deferred tax asset, represents tax benefits that would be received in different taxing jurisdictions in the event that we did not prevail on all uncertain tax positions.
     We have elected under FIN 48 to continue with our prior policy to classify interest and penalties related to unrecognized tax benefits as income taxes in our financial statements. For the year ended December 31, 2008, we recognized a benefit of $16 million for interest and penalties related to unrecognized tax benefits in the consolidated statement of operations.
     The following presents a rollforward of our unrecognized tax benefits and associated interest and penalties included in the balance sheet.

	Gross
	Unrecognized
	Tax Benefits,
	Excluding		Total Gross
	Interest and	Interest and	Unrecognized
	Penalties	Penalties	Tax Benefits

Balance at January 1, 2007	$354	$69	$423
Increase in prior year tax positions	3	21	24
Increase in current year tax positions	20	5	25
Decrease related to settlements with taxing authorities and lapse of statute of limitations	(22)	(5)	(27)
Increase due to effects of foreign currency translation	8	4	12

Balance at January 1, 2008	$363	$94	$457
Increase/(decrease) in prior year tax positions	(7)	10	3
Increase in current year tax positions	17	5	22
Decrease related to settlements with taxing authorities	(24)	(10)	(34)
Decrease related to lapse of statute of limitations	(20)	(17)	(37)
Decrease due to effects of foreign currency translation	(6)	(4)	(10)

Balance at December 31, 2008	$323	$78	$401

     It is expected that the amount of unrecognized tax benefits will change in the next twelve months due to expiring statutes, audit activity, tax payments, competent authority proceedings related to transfer pricing, or final decisions in matters that are the subject of litigation in various taxing jurisdictions in which we operate. At December 31, 2008, we had approximately $77 million of tax liabilities, net of $20 million of tax assets, related to uncertain tax provisions, each of which are individually insignificant, and each of which are reasonably possible of being settled within the next twelve months primarily as the result of audit settlements or statute expirations in several taxing jurisdictions.
     At December 31, 2008, approximately $304 million of gross unrecognized tax benefits were included in the non-current portion of our income tax liabilities, for which the settlement period cannot be determined; however, it is not expected to be within the next twelve months.
     We operate in over 90 countries and are subject to income taxes in most taxing jurisdictions in which we operate. The following table summarizes the earliest tax years that remain subject to examination by the major taxing jurisdictions in which we operate. These jurisdictions are those we project to have the highest tax liability for 2008.

	Earliest Open Tax		Earliest Open Tax
Jurisdiction	Period	Jurisdiction	Period

Canada	1998	Norway	1999
Germany	2003	United Kingdom	2004
Netherlands	1998	United States	2002

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
NOTE 6. EARNINGS PER SHARE
     A reconciliation of the number of shares used for the basic and diluted EPS computations is as follows for the years ended December 31:

	2008	2007	2006

Weighted average common shares outstanding for basic EPS	307	318	331
Effect of dilutive securities – stock plans	2	2	2

Adjusted weighted average common shares outstanding for diluted EPS	309	320	333

Future potentially dilutive shares excluded from diluted EPS:
Options with an exercise price greater than the average market price for the period	2	1	1
NOTE 7. INVENTORIES
     Inventories are comprised of the following at December 31:

	2008	2007

Finished goods	$1,693	$1,414
Work in process	175	177
Raw materials	153	123

Total	$2,021	$1,714

NOTE 8. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment are comprised of the following at December 31:

	Depreciation
	Period	2008	2007

Land		$85	$62
Buildings and improvements	1 – 30 years	878	775
Machinery and equipment	1 – 20 years	3,082	2,745
Rental tools and equipment	1 – 15 years	1,991	1,739

Subtotal		6,036	5,321
Accumulated depreciation		(3,203)	(2,976)

Total		$2,833	$2,345

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
NOTE 9. GOODWILL AND INTANGIBLE ASSETS
     The changes in the carrying amount of goodwill are detailed below by segment:

	Drilling	Completion
	and Evaluation	and Production	Total

Balance as of December 31, 2006	$909	$438	$1,347
Purchase price and other adjustments	2	1	3
Impact of foreign currency translation adjustments	3	1	4

Balance as of December 31, 2007	914	440	1,354
Goodwill acquired during the period	45	—	45
Purchase price and other adjustments	9	—	9
Impact of foreign currency translation adjustments	(17)	(2)	(19)

Balance as of December 31, 2008	$951	$438	$1,389

     We perform an annual impairment test of goodwill as of October 1 of every year. There were no impairments of goodwill in 2008, 2007 or 2006 related to the annual impairment test.
     Intangible assets are comprised of the following at December 31:

	2008			2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Technology-based	$256	$(122)	$134	$241	$(105)	$136
Contract-based	12	(7)	5	15	(9)	6
Marketing-related	33	(6)	27	6	(6)	—
Customer-based	37	(5)	32	14	(4)	10
Other	1	(1)	—	—	—	—

Total amortizable intangible assets	339	(141)	198	276	(124)	152

Marketing-related intangible assets with indefinite useful lives	—	—	—	25	—	25

Total	$339	$(141)	$198	$301	$(124)	$177

     Intangible assets are amortized either on a straight-line basis with estimated useful lives ranging from 1 to 20 years, or on a basis that reflects the pattern in which the economic benefits of the intangible assets are expected to be realized, which range from 15 to 30 years.
     Amortization expense included in net income for the years ended December 31, 2008, 2007 and 2006 was $20 million, $21 million and $20 million, respectively. Estimated amortization expense for each of the subsequent five fiscal years is expected to be as follows: 2009 - $25 million; 2010 - $23 million; 2011 - $20 million; 2012 - $18 million; and 2013 - $15 million.
NOTE 10. FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES
     On January 1, 2008, we adopted the methods of determining fair value as described in SFAS 157 to value certain of our financial assets and liabilities. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The statement establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:
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

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
•	Level 3 inputs are unobservable inputs that reflect the entity’s own assumptions in pricing the asset or liability (used when little or no market data is available).
     SFAS 157 requires the use of observable market inputs (quoted market prices) when measuring fair value whenever possible and requires a Level 1 quoted price be used to measure fair value whenever possible.
     Financial assets and liabilities included in our financial statements and measured at fair value as of December 31, 2008 are classified based on the valuation technique level in the table below:

		Fair Value Measurement at
		December 31, 2008
Description	Total	Level 1	Level 2	Level 3

Assets:
Auction rate securities	$11	$—	$—	$11
Non-qualified defined contribution plan assets	112	—	112	—

Total assets at fair value	$123	$—	$112	$11

Liabilities:

Non-qualified defined contribution plan liabilities	$112	$—	$112	$—

     The following is a reconciliation of activity for the period for assets measured at fair value based on significant unobservable Inputs (Level 3).

Level 3
Fair Value Measurements
Auction Rate Securities

Balance as of December 31, 2007	$36

Total gains or (losses) realized:
Included in earnings (or changes to net assets)	(25)
Included in other comprehensive income	—

Balance as of December 31, 2008	$11

Auction Rate Securities
     Until July 2007, the Company invested in auction rate securities (“ARS”) that represent interests in three variable rate debt securities. These are credit linked notes and generally combine low risk assets and credit default swaps (“CDS”) to create a security that pays interest from the assets’ coupon payments and the periodic sale proceeds of the CDS. As of December 31, 2008, the three notes carried split ratings ranging from A to BB, as provided by Standard & Poor’s and Fitch rating agencies. Since September 2007, we have been unable to sell our ARS investments because of unsuccessful auctions. Liquidity for these auction rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, or 35 days. As a result of the unsuccessful auctions and the downgrade in credit quality, the interest rate for each certificate resets every 28 days at one month LIBOR plus a spread determined by each certificate’s lowest assigned rating.
     We utilized Level 3 inputs to estimate the fair value of our ARS investments based on the underlying structure of each security and their collateral values, including assessments of counterparty credit quality, default risk underlying the security, expected cash flows, discount rates and overall capital market liquidity. Based on this analysis, we recorded an other-than-temporary impairment loss of $25 million, which is included in our consolidated statement of operations. The valuation of our ARS investments is subject to uncertainties that are difficult to predict and require significant judgment. The fair value of our ARS investments could change significantly in the future based on various factors including changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk or if auctions were to resume. Based on our ability and intent to hold such investments for a period of time sufficient to allow for any anticipated recovery in the fair value, we have classified all of our auction rate securities as noncurrent investments.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
Non-qualified Defined Contribution Plan Assets and Liabilities
     We have a non-qualified defined contribution plan that provides basically the same benefit as our Thrift Plan for certain non-U.S. employees who are not eligible to participate in the Thrift Plan. In addition, we provide a non-qualified supplemental retirement plan for certain officers and employees whose benefits under the Thrift Plan and/or U.S. defined benefit pension plan are limited by federal tax law. The assets of both plans consist primarily of mutual funds and to a lesser extent equity securities. We hold the assets of these plans under a grantor trust and have recorded the assets along with the related deferred compensation liability at fair value. The assets and liabilities were valued using Level 2 inputs at the reporting date and were based on quoted market prices from various major stock exchanges.
Nonfinancial Assets and Liabilities
     In November 2007, the FASB placed a one year deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities. Accordingly, we adopted the methods of determining fair value described in SFAS 157 as applicable for nonfinancial assets and liabilities beginning January 1, 2009.
NOTE 11. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
     Our financial instruments include cash and short-term investments, noncurrent investments in auction rate securities, accounts receivable, accounts payable, debt, foreign currency forward contracts and foreign currency option contracts. Except as described below, the estimated fair value of such financial instruments at December 31, 2008 and 2007 approximates their carrying value as reflected in our consolidated balance sheets. The fair value of our debt and foreign currency forward contracts has been estimated based on quoted year end market prices.
     The estimated fair value of total debt at December 31, 2008 and 2007 was $2,471 million and $1,170 million, respectively, which differs from the carrying amounts of $2,333 million and $1,084 million, respectively, included in our consolidated balance sheets.
Foreign Currency Forward Contracts
     At December 31, 2008, we had entered into several foreign currency forward contracts with notional amounts aggregating $125 million to hedge exposure to currency fluctuations in various foreign currencies, including British Pound Sterling, Euro, Norwegian Krone and the Brazilian Real. These contracts are designated and qualify as fair value hedging instruments. Based on quoted market prices as of December 31, 2008 for contracts with similar terms and maturity dates, we recorded a loss of $0.5 million to adjust these foreign currency forward contracts to their fair market value. This loss offsets designated foreign exchange gains resulting from the underlying exposures and is included in MG&A expenses in our consolidated statement of operations.
     At December 31, 2007, we had entered into several foreign currency forward contracts with notional amounts aggregating $115 million to hedge exposure to currency fluctuations in various foreign currency denominated accounts payable and accounts receivable, including the British Pound Sterling, Norwegian Krone, Euro and the Brazilian Real. These contracts are designated and qualify as fair value hedging instruments. Based on quoted market prices as of December 31, 2007 for contracts with similar terms and maturity dates, we recorded a gain of $1 million to adjust these foreign currency forward contracts to their fair market value. This gain offsets designated foreign currency exchange losses resulting from the underlying exposures and is included in MG&A expenses in the consolidated statement of operations.
     At December 31, 2007, we had entered into option contracts with notional amounts aggregating $20 million as a hedge of fluctuations in the Russian Ruble exchange rate. The contracts were not designated as hedging instruments. Based on quoted market prices as of December 31, 2007 for contracts with similar terms and maturity dates, we recorded a loss of $0.3 million to adjust the carrying value of these contracts to their fair market value. This loss is included in MG&A expenses in our consolidated statement of operations.
     The counterparties to our foreign currency forward contracts are financial institutions. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis. In the event that the counterparties fail to meet the terms of a foreign currency contract, our exposure is limited to the foreign currency exchange rate differential.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
Concentration of Credit Risk
     We sell our products and services to numerous companies in the oil and natural gas industry. Although this concentration could affect our overall exposure to credit risk, we believe that our risk is minimized since the majority of our business is conducted with major companies within the industry. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral for our accounts receivable. In some cases, we will require payment in advance or security in the form of a letter of credit or bank guarantee.
     We maintain cash deposits with financial institutions that may exceed federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits.
NOTE 12. INDEBTEDNESS
     Total debt consisted of the following at December 31, net of unamortized discount and debt issuance costs:

	2008	2007

6.25% Notes due January 2009 with an effective interest rate of 5.77%	$325	$330

6.00% Notes due February 2009 with an effective interest rate of 6.11%	200	200

6.50% Senior Notes due November 2013 with an effective interest rate of 6.73%	495	—

7.50% Senior Notes due November 2018 with an effective interest rate of 7.67%	740	—

8.55% Debentures due June 2024 with an effective interest rate of 8.76%	148	147

6.875% Notes due January 2029 with an effective interest rate of 7.08%	392	392

Other debt	33	15

Total debt	2,333	1,084
Less short-term debt and current maturities of long-term debt	558	15

Long-term debt	$1,775	$1,069

     On April 1, 2008, we entered into a credit agreement (the “2008 Credit Agreement”) for a committed $500 million revolving credit facility that expires in March 2009. The 2008 Credit Agreement contains certain covenants, which, among other things, require the maintenance of a funded indebtedness to total capitalization ratio (a defined formula per the agreement) of less than or equal to 0.60, restrict certain merger transactions or the sale of all or substantially all of our assets or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the 2008 Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the 2008 Credit Agreement, covenant defaults and other customary defaults. In March of 2009, we expect to renew or extend this facility. If we are not able to renew or extend the 2008 Credit Agreement on acceptable terms, availability under the commercial paper program will also be reduced by $500 million.
     At December 31, 2008, we had $1,508 million of credit facilities with commercial banks, of which $1.0 billion are committed revolving credit facilities, which includes the 2008 Credit Agreement. The committed facilities expire on July 7, 2012 ($500 million), unless extended, and on March 31, 2009 ($500 million). The $500 million facility that expires on July 7, 2012 provides for a one year extension, subject to the approval and acceptance by the lenders, among other conditions. In addition, this facility contains a provision to allow for an increase in the facility amount of an additional $500 million, subject to the approval and acceptance by the lenders, among other conditions. Both facilities contain certain covenants which, among other things, require the maintenance of a funded indebtedness to total capitalization ratio, restrict certain merger transactions or the sale of all or substantially all of the assets of the Company or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the facilities may be accelerated. Such events of default include payment defaults to lenders under the facilities, covenant defaults and other customary defaults.
     At December 31, 2008, we were in compliance with all of the covenants of both facilities. There were no direct borrowings under the facilities during the year ended December 31, 2008; however, to the extent we have outstanding commercial paper, our ability to borrow under the facilities is reduced.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     On March 3, 2008, we initiated a commercial paper program (the “Program”) under which we may issue from time to time unsecured commercial paper notes up to a maximum aggregate amount outstanding at any time of $500 million. On April 2, 2008, we increased the Program to an aggregate of $1.0 billion. The proceeds of the Program are used for general corporate purposes, including working capital, capital expenditures, acquisitions and share repurchases. Commercial paper issued under the Program is scheduled to mature within approximately 270 days of issuance. The commercial paper is not redeemable prior to maturity and will not be subject to voluntary prepayment. At December 31, 2008, we had no outstanding commercial paper.
     On October 28, 2008, we sold $500 million of 6.50% Senior Notes that will mature November 15, 2013, and $750 million of 7.50% Senior Notes that will mature November 15, 2018 (collectively, the “Notes”). Net proceeds from the offering were $1,235 million after deducting the underwriting discounts and expenses of the offering. We used a portion of the net proceeds to repay outstanding commercial paper, as well as to repay $325 million aggregate principal amount of our outstanding 6.25% notes, which matured on January 15, 2009, and $200 million aggregate principal amount of our outstanding 6.00% notes, which matured on February 15, 2009. We will use the remaining net proceeds from the offering for general corporate purposes, which could include funding on-going operations, business acquisitions and repurchases of our common stock. Interest on the Notes is payable May 15 and November 15 of each year. The first interest payment will be made on May 15, 2009, and will consist of accrued interest from October 28, 2008. The Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior indebtedness; senior in right of payment to any future subordinated indebtedness; and effectively junior to our future secured indebtedness, if any, and to all existing and future indebtedness of our subsidiaries. We may redeem, at our option, all or part of the Notes at any time, at the applicable make-whole redemption prices plus accrued and unpaid interest to the date of redemption.
     In prior years, we terminated various interest rate swap agreements prior to their scheduled maturities resulting in net gains. The net gains were deferred and are being amortized as a net reduction of interest expense over the remaining life of the underlying debt securities. The unamortized net deferred gains of $0.2 million and $5 million are included in the 6.25% Notes due January 2009 in the consolidated balance sheets at December 31, 2008 and 2007, respectively.
     Maturities of debt at December 31, 2008 are as follows: 2009 - $558 million; 2010 - $0 million; 2011 - $0 million; 2012 - $0 million, 2013 - $495 million; and $1,280 million thereafter.
NOTE 13. SEGMENT AND RELATED INFORMATION
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
•	The Drilling and Evaluation segment consists of the Baker Hughes Drilling Fluids (drilling fluids), Hughes Christensen (oilfield drill bits), INTEQ (drilling, measurement-while-drilling and logging-while-drilling) and Baker Atlas (wireline formation evaluation and wireline completion services) divisions and also includes our reservoir technology and consulting group. The Drilling and Evaluation segment provides products and services used to drill and evaluate oil and natural gas wells as well as consulting services used in the analysis of oil and gas reservoirs.

•	The Completion and Production segment consists of the Baker Oil Tools (workover, fishing and completion equipment), Baker Petrolite (oilfield specialty chemicals), Centrilift (electrical submersible pumps and progressing cavity pumps) divisions, the ProductionQuest (production optimization and permanent monitoring) business unit and Integrated Operations and Project Management. The Completion and Production segment provides equipment and services used from the completion phase through the productive life of oil and natural gas wells.
     The performance of our segments is evaluated based on segment profit (loss), which is defined as income from continuing operations before income taxes, interest expense, interest and dividend income and certain gains and losses not allocated to the segments.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     Summarized financial information is shown in the following table.

	Drilling	Completion
	and	and	Oilfield	Corporate
	Evaluation	Production	Operations	and Other	Total

2008
Revenues	$6,049	$5,815	$11,864	$—	$11,864
Equity in income of affiliates	2	—	2	—	2
Segment profit (loss)	1,398	1,282	2,680	(361)	2,319
Total assets	5,468	4,518	9,986	1,875	11,861
Investment in affiliates	9	—	9	—	9
Capital expenditures	806	352	1,158	145	1,303
Depreciation and amortization	409	185	594	43	637

2007
Revenues	$5,293	$5,135	$10,428	$—	$10,428
Equity in income of affiliates	1	—	1	—	1
Segment profit (loss)	1,396	1,112	2,508	(251)	2,257
Total assets	4,720	4,096	8,816	1,041	9,857
Investment in affiliates	9	—	9	—	9
Capital expenditures	774	352	1,126	1	1,127
Depreciation and amortization	335	162	497	24	521

2006
Revenues	$4,660	$4,367	$9,027	$—	$9,027
Equity in income of affiliates	1	—	1	59	60
Segment profit (loss)	1,242	942	2,184	1,553	3,737
Total assets	3,989	3,596	7,585	1,121	8,706
Investment in affiliates	7	13	20	—	20
Capital expenditures	632	280	912	10	922
Depreciation and amortization	275	135	410	24	434
     For the years ended December 31, 2008, 2007 and 2006, there were no revenues attributable to one customer that accounted for more than 10% of total revenues.
     The following table presents the details of “Corporate and Other” segment profit (loss) for the years ended December 31:

	2008	2007	2006

Corporate and other expenses	$(240)	$(229)	$(248)
Interest expense	(89)	(66)	(69)
Interest and dividend income	27	44	68
Impairment loss on investments	(25)	—	—
Gain on sale of product line	28	—	—
Litigation settlement	(62)	—	—
Gain on sale of interest in affiliate	—	—	1,744
Equity income from WesternGeco	—	—	58

Total	$(361)	$(251)	$1,553

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     The following table presents the details of “Corporate and Other” total assets at December 31:

	2008	2007	2006

Cash and other assets	$1,684	$795	$903
Accounts receivable	20	7	9
Current deferred tax asset	2	1	2
Property, plant and equipment	28	38	66
Other tangible assets	141	200	141

Total	$1,875	$1,041	$1,121

     The following table presents consolidated revenues based on the location of the use of the products or services for the years ended December 31:

	2008	2007	2006

United States	$4,512	$3,822	$3,421
Canada and other	666	619	655

North America	5,178	4,441	4,076

Latin America	1,127	903	751
Europe, Africa, Russia and the Caspian	3,386	3,076	2,489
Middle East, Asia Pacific	2,173	2,008	1,711

Total	$11,864	$10,428	$9,027

     The following table presents net property, plant and equipment based on the location of the asset at December 31:

	2008	2007	2006

United States	$1,356	$1,128	$928
Canada and other	104	91	84

North America	1,460	1,219	1,012

Latin America	259	160	111
Europe, Africa, Russia and the Caspian	679	641	468
Middle East, Asia Pacific	435	325	210

Total	$2,833	$2,345	$1,801

NOTE 14. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT PLANS
     We have noncontributory defined benefit pension plans (“Pension Benefits”) covering employees primarily in the U.S., the U.K. and Germany. Under the provisions of the U.S. qualified pension plan, a hypothetical cash balance account is established for each participant. Such accounts receive pay credits on a quarterly basis. The quarterly pay credit is based on a percentage according to the employee’s age on the last day of the quarter applied to quarterly eligible compensation. In addition to quarterly pay credits, a cash balance account receives interest credits based on the balance in the account on the last day of the quarter. The U.S. qualified pension plan also includes frozen accrued benefits for participants in legacy defined benefit plans. For the majority of the participants in the U.K. pension plans, we do not accrue benefits as the plans are frozen; however, there are a limited number of members who still accrue future benefits on a defined benefit basis. The Germany pension plan is an unfunded plan where benefits are based on creditable years of service, creditable pay and accrual rates. We also provide certain postretirement health care benefits (“other postretirement benefits”), through an unfunded plan, to substantially all U.S. employees who retire and have met certain age and service requirements.
     SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year end statement of financial position effective for 2008. The impact of moving our funded status measurement date from October 1st to December 31st was a reduction of $4 million to our 2008 beginning retained earnings.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
Funded Status
     Below is the reconciliation of the beginning and ending balances of benefit obligations, fair value of plan assets and the funded status of our plans. For our pension plans, the benefit obligation is the projected benefit obligation (“PBO”) and for our other post-retirement benefit plan, the benefit obligation is the accumulated postretirement benefit obligation (“APBO”). The beginning of the year balances are as of October 1st for 2008 and 2007. The end of year balances are as of December 31st for 2008 and September 30th for 2007; therefore, for 2008 reconciling items reflected below represent fifteen months of activity as a result of the adoption of SFAS 158.

					Other Postretirement
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Benefits
	2008	2007	2008	2007	2008	2007

Change in benefit obligation:
Benefit obligation at beginning of year	$280	$270	$319	$361	$156	$157
Service cost	38	31	3	3	10	8
Interest cost	21	16	21	18	11	9
Actuarial (gain) loss	(16)	(20)	(36)	(58)	(1)	(4)
Benefits paid	(16)	(13)	(8)	(16)	(18)	(14)
Other	(4)	(4)	(2)	1	—	—
Exchange rate adjustments	—	—	(70)	10	—	—

Benefit obligation at end of year	303	280	227	319	158	156

Change in plan assets:
Fair value of plan assets at beginning of year	459	410	306	273	—	—
Actual return on plan assets	(152)	62	(45)	10	—	—
Employer contributions	3	2	17	34	18	14
Benefits paid	(16)	(12)	(8)	(16)	(18)	(14)
Other	(4)	(3)	—	—	—	—
Exchange rate adjustments	—	—	(73)	5	—	—

Fair value of plan assets at end of year	290	459	197	306	—	—

Funded status over (under) at measurement date	(13)	179	(30)	(13)	(158)	(156)
Employer contributions – fourth quarter	—	1	—	4	—	4

Funded status over (under) at end of year	$(13)	$180	$(30)	$(9)	$(158)	$(152)

     The amounts recognized in the consolidated balance sheet consist of the following as of December 31:

					Other Postretirement
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Benefits
	2008	2007	2008	2007	2008	2007

Noncurrent assets	$4	$197	$11	$31	$—	$—
Current liabilities	(2)	(2)	(1)	(1)	(15)	(14)
Noncurrent liabilities	(15)	(15)	(40)	(39)	(143)	(138)

Net amount recognized	$(13)	$180	$(30)	$(9)	$(158)	$(152)

     The weighted average asset allocations by asset category for the plans are as follows at December 31:

	Percentage of Plan Assets
	U.S. Pension Benefits			Non-U.S. Pension Benefits
Asset Category	Target	2008	2007	Target	2008	2007

Equity securities	68%	63%	72%	53%	49%	55%
Debt securities	25%	30%	22%	33%	36%	28%
Real estate	7%	6%	6%	10%	10%	12%
Other	—	1%	—	4%	5%	5%

Total	100%	100%	100%	100%	100%	100%

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
     The accumulated benefit obligation (“ABO”) is the actuarial present value of pension benefits attributed to employee service to date and present compensation levels. The ABO differs from the PBO in that the ABO does not include any assumptions about future compensation levels. The ABO for all U.S. plans was $293 million and $275 million at December 31, 2008 and 2007, respectively. The ABO for all non-U.S. plans was $220 million and $309 million at December 31, 2008 and 2007, respectively.
     Information for the plans with ABOs in excess of plan assets is as follows at December 31:

					Other Postretirement
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Benefits
	2008	2007	2008	2007	2008	2007

Projected benefit obligation	$17	$18	$43	$42	n/a	n/a
Accumulated benefit obligation	17	18	36	34	$158	$156
Fair value of plan assets	—	—	2	2	n/a	n/a
     Weighted average assumptions used to determine benefit obligations for these plans are as follows for the years ended December 31:

					Other Postretirement
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Benefits
	2008	2007	2008	2007	2008	2007

Discount rate	6.4%	6.3%	6.4%	5.7%	6.4%	6.3%
Rate of compensation increase	4.0%	4.0%	4.0%	4.1%	n/a	n/a
Social security increase	3.5%	n/a	3.1%	n/a	n/a	n/a
     The development of the discount rate for our U.S. plans was based on a bond matching model whereby a hypothetical bond portfolio of high-quality, fixed-income securities is selected that will match the cash flows underlying the projected benefit obligation. The discount rate assumption for our non-U.S. plans reflects the market rate for high-quality, fixed-income securities.
Accumulated Other Comprehensive Loss
     The amounts recognized in accumulated other comprehensive loss consist of the following as of December 31:

			Non-U.S. Pension		Other Postretirement
	U.S. Pension Benefits		Benefits		Benefits
	2008	2007	2008	2007	2008	2007

Net loss (gain)	$173	$(10)	$83	$75	$6	$7
Net prior service cost	4	5	—	—	4	6

Total	$177	$(5)	$83	$75	$10	$13

     The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $16 million and $1 million, respectively. The estimated prior service cost for the other postretirement benefits that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $1 million.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
Net Periodic Benefit Costs
     The components of net periodic benefit cost are as follows for the years ended December 31:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Service cost	$30	$31	$26	$2	$3	$3	$8	$8	$7
Interest cost	17	16	13	17	18	15	9	9	10
Expected return on plan assets	(38)	(34)	(32)	(20)	(19)	(16)	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	1	1	1
Amortization of net loss	1	1	1	1	3	3	—	—	2
Other	—	—	—	(2)	—	—	—	—	—

Net periodic benefit cost	$10	$14	$8	$(2)	$5	$5	$18	$18	$20

     Weighted average assumptions used to determine net periodic benefit costs for these plans are as follows for the years ended December 31:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Discount rate	6.3%	6.0%	5.5%	5.7%	5.0%	4.9%	6.3%	6.0%	5.5%
Expected long-term return on plan assets	8.5%	8.5%	8.5%	7.2%	6.9%	6.9%	n/a	n/a	n/a
Rate of compensation increase	4.0%	4.0%	4.0%	4.1%	3.9%	3.5%	n/a	n/a	n/a
Social security increase	3.5%	n/a	n/a	3.1%	n/a	n/a	n/a	n/a	n/a
     In selecting the expected rate of return on plan assets, we consider the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of these plans. This includes considering the trusts’ asset allocation and the expected returns likely to be earned over the life of the plans.
Expected Cash Flows
     For all pension plans, we make annual contributions to the plans in amounts equal to or greater than amounts necessary to meet minimum governmental funding requirements. We are not required nor do we intend to make pension contributions to the U.S. qualified pension plan in 2009. Although we previously expected to forgo contributions for a period of five to eight years, due to recent downturns in investment markets and the decline in the value of the pension plan assets, we may be required to make contributions to the U.S. qualified pension plan within the next two to three years. In 2009, we expect to contribute between $2 million and $3 million to our nonqualified U.S. pension plans and between $12 million and $14 million to the non-U.S. pension plans. In 2009, we also expect to make benefit payments related to postretirement welfare plans of between $15 million and $16 million.
     The following table presents the expected benefit payments over the next ten years. The U.S. and non-U.S. pension benefit payments are made by the respective pension trust funds. The other postretirement benefits are net of expected Medicare subsidies of approximately $2 million per year and are payments that are expected to be made by us.

			Other
	U.S. Pension	Non-U.S. Pension	Postretirement
Year	Benefits	Benefits	Benefits

2009	$18	$9	$15
2010	20	7	15
2011	22	8	16
2012	26	8	17
2013	29	9	18
2014-2018	190	47	102

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
Health Care Cost Trend Rates
     Assumed health care cost trend rates have a significant effect on the amounts reported for other postretirement benefits. As of December 31, 2008, the health care cost trend rate was 8% for employees under age 65 and 6.5% for participants over age 65, with each declining gradually each successive year until it reaches 5% for both employees under age 65 and over age 65 in 2018. A one percentage point change in assumed health care cost trend rates would have had the following effects on 2008:

	One Percentage	One Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$0.4	$(0.4)
Effect on postretirement welfare benefit obligation	6.1	(5.6)
DEFINED CONTRIBUTION PLANS
     During the periods reported, generally all of our U.S. employees were eligible to participate in our sponsored Thrift Plan, which is a 401(k) plan under the Internal Revenue Code of 1986, as amended (“the Code”). The Thrift Plan allows eligible employees to elect to contribute from 1% to 50% of their salaries to an investment trust. Beginning January 1, 2007, employee contributions are matched by the Company in cash at the rate of $1.00 per $1.00 employee contribution for the first 5% of the employee’s salary. In prior years, employee contributions were matched in cash by us at the rate of $1.00 per $1.00 employee contribution for the first 3% and $0.50 per $1.00 employee contribution for the next 2% of the employee’s salary. In all years, such contributions vest immediately. In addition, we make cash contributions for all eligible employees between 2% and 5% of their salary depending on the employee’s age. Such contributions are fully vested to the employee after three years of employment. The Thrift Plan provides for ten different investment options, for which the employee has sole discretion in determining how both the employer and employee contributions are invested. The Thrift Plan does not offer Baker Hughes company stock as an investment option. Our contributions to the Thrift Plan and several other non-U.S. defined contribution plans amounted to $137 million, $131 million and $102 million in 2008, 2007 and 2006, respectively.
     For certain non-U.S. employees who are not eligible to participate in the Thrift Plan, we provide a non-qualified defined contribution plan that provides basically the same benefits as the Thrift Plan. In addition, we provide a non-qualified supplemental retirement plan (“SRP”) for certain officers and employees whose benefits under the Thrift Plan and/or the U.S. defined benefit pension plan are limited by federal tax law. The SRP also allows the eligible employees to defer a portion of their eligible compensation and provides for employer matching and base contributions pursuant to limitations. Both non-qualified plans are invested through trusts, and the assets and corresponding liabilities are included in our consolidated balance sheet. Our contributions to these non-qualified plans were $9 million, $11 million and $8 million for 2008, 2007 and 2006, respectively.
     In 2009, we estimate we will contribute between $139 million and $150 million to our defined contribution plans.
POSTEMPLOYMENT BENEFITS
     We provide certain postemployment disability income, medical and other benefits to substantially all qualifying former or inactive U.S. employees. Income benefits for long-term disability are provided through a fully-insured plan. The continuation of medical and other benefits while on disability (“Continuation Benefits”) are provided through a qualified self-insured plan. The accrued postemployment liability for Continuation Benefits at December 31, 2008 and 2007 was $12 million and $14 million, respectively, and is included in other liabilities in our consolidated balance sheet.
NOTE 15. COMMITMENTS AND CONTINGENCIES
Leases
     At December 31, 2008, we had long-term non-cancelable operating leases covering certain facilities and equipment. The minimum annual rental commitments, net of amounts due under subleases, for each of the five years in the period ending December 31, 2013 are $123 million, $94 million, $67 million, $47 million and $27 million, respectively, and $118 million in the aggregate thereafter. Rent expense, which generally includes transportation equipment and warehouse facilities, was $227 million, $179 million and $161 million for the years ended December 31, 2008, 2007 and 2006, respectively. We have not entered into any significant capital leases during the three years ended December 31, 2008.

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
     On March 29, 2002, we announced that we had been advised that the SEC and the DOJ were conducting investigations into allegations of violations of law relating to Nigeria and other related matters. The SEC issued a formal order of investigation into possible violations of provisions under the FCPA regarding anti-bribery, books and records and internal controls. In connection with the investigations, the SEC issued subpoenas seeking information about our operations in Angola (subpoena dated August 6, 2003) and Kazakhstan (subpoenas dated August 6, 2003 and April 22, 2005) as part of its investigation. We provided documents to and cooperated fully with the SEC and DOJ. In addition, we conducted internal investigations into these matters. Our internal investigations identified issues regarding the propriety of certain payments and apparent deficiencies in our books and records and internal controls with respect to certain operations in Angola, Kazakhstan and Nigeria, as well as potential liabilities to government authorities in Nigeria. Evidence obtained during the course of the investigations was provided to the SEC and DOJ.
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

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
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
     Under the terms of the settlements with the DOJ and the SEC, the Company and BHSII paid, in the second quarter of 2007, $44 million ($11 million in criminal penalties, $10 million in civil penalties, $20 million in disgorgement of profits and $3 million in pre-judgment interest) to settle these investigations. In the fourth quarter of 2006, we recorded a financial charge for the potential settlement. We previously disclosed copies of these agreements and settlements and the same are incorporated by reference in this annual report as Exhibits 10.57, 10.58 and 99.2 through 99.7.
     We have retained, and the SEC and DOJ have approved, an independent monitor to assess our FCPA compliance policies and procedures for the specified three-year period.
     On May 4, 2007 and May 15, 2007, The Sheetmetal Workers’ National Pension Fund and Chris Larson, respectively, instituted shareholder derivative lawsuits for and on the Company’s behalf against certain current and former members of the Board of Directors and certain current and former officers, and the Company as a nominal defendant, following the Company’s settlement with the DOJ and SEC in April 2007. On August 17, 2007, the Alaska Plumbing and Pipefitting Industry Pension Trust also instituted a shareholder derivative lawsuit for and on the Company’s behalf against certain current and former members of the Board of Directors and certain current and former officers, and the Company as a nominal defendant. On June 6, 2008, the Midwestern Teamsters Pension Trust Fund and Oppenheim Kapitalanlagegesellschaft Mbh instituted a shareholder derivative lawsuit for and on the Company’s behalf against certain current and former members of the Board of Directors and certain current and former officers, and the Company as a nominal defendant. The complaints in all four lawsuits allege, among other things, that the individual defendants failed to implement adequate controls and compliance procedures to prevent the events addressed by the settlement with the DOJ and SEC. The relief sought in the lawsuits includes a declaration that the defendants breached their fiduciary duties, an award of damages sustained by the Company as a result of the alleged breach and monetary and injunctive relief, as well as attorneys’ and experts’ fees. On May 15, 2008, the consolidated complaint of the Sheetmetal Workers’ National Pension Fund and The Alaska Plumbing and Pipefitting Industry Pension Trust was dismissed for lack of subject matter jurisdiction by the Houston Division of the United States District Court for the Southern District of Texas. The lawsuit brought by Chris Larson in the 215th District Court of Harris County, Texas was dismissed on September 15, 2008. The lawsuit brought by the Midwestern Teamsters Pension Trust Fund and Oppenheim Kapitalanlagegesellschaft Mbh is pending in the Houston Division of the United States District Court for the Southern District of Texas. An estimate of the possible loss or range of loss in connection with this lawsuit cannot be made. However, we do not expect this lawsuit to have a material adverse effect on our consolidated financial statements.
     On May 12, 2006, Baker Hughes Oilfield Operations, Inc. (“BHOO”), a subsidiary of the Company, was named as a defendant in a lawsuit in the United States District Court, Eastern District of Texas brought by ReedHycalog against BHOO and other third parties arising out of alleged patent infringement relating to the sale of certain diamond drill bits utilizing certain types of polycrystalline diamond cutters sold by our Hughes Christensen division (the “ReedHycalog Claims”). On May 22, 2008, an agreement was reached for reciprocal licenses with ReedHycalog, now a division of National Oilwell Varco, Inc. regarding the ReedHycalog Claims and related Baker Hughes counter-claims. As part of the agreement, the Company and ReedHycalog agreed to a cross-license of the disputed technologies. As a result, in June 2008, the Company paid ReedHycalog $70 million in royalties for prior use of certain patented technologies, and ReedHycalog paid the Company $8 million in royalties for the license of certain Company patented technologies. The net pre-tax charge of $62 million for the settlement of this litigation is reflected in the consolidated statement of operations for the year ended December 31, 2008. In addition, the Company will pay a minimum of $30 million in royalties for future

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
use, of which $7 million has been paid as of December 31, 2008. Pursuant to the agreement, BHOO was dismissed from all claims and has released ReedHycalog from all counter-claims.
     Further information is contained in the “Environmental Matters” section of Item 1. Business contained herein.
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
     Our total accrual for environmental remediation is $17 million and $17 million, which includes accruals of $6 million and $5 million for the various Superfund sites, at December 31, 2008 and 2007, respectively. The determination of the required accruals for remediation costs is subject to uncertainty, including the evolving nature of environmental regulations and the difficulty in estimating the extent and type of remediation activity that will be utilized. We believe that the likelihood of material losses in excess of the amounts accrued is remote.
Other
     In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as letters of credit and other bank issued guarantees, which totaled approximately $660 million at December 31, 2008. We also had commitments outstanding for purchase obligations related to capital expenditures and inventory under purchase orders and contracts of approximately $433 million at December 31, 2008. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our consolidated financial statements.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
NOTE 16. ACCUMULATED OTHER COMPREHENSIVE LOSS
     The following is a reconciliation of Accumulated Other Comprehensive Loss:

	Pensions and	Foreign	Accumulated
	Other	Currency	Other
	Postretirement	Translation	Comprehensive
	Benefits	Adjustments	Loss

Balance at December 31, 2006	$(127)	$(60)	$(187)
Translation adjustments		72	72
Amortization of prior service cost	2		2
Amortization of actuarial net loss	3		3
Actuarial net gains arising in the year	106		106
Effect of exchange rate	(3)		(3)
Deferred taxes	(37)		(37)

Balance at December 31, 2007	(56)	12	(44)
Translation adjustments		(354)	(354)
Amortization of prior service cost	1		1
Amortization of actuarial net loss	2		2
Actuarial net losses arising in the year	(222)		(222)
Adjustment to reflect change in measurement date	1		1
Effect of exchange rate	26		26
Deferred taxes	67		67

Balance at December 31, 2008	$(181)	$(342)	$(523)

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
NOTE 17. QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

2008
Revenues	$2,670	$2,998	$3,010	$3,186	$11,864
Gross profit (1)	798	895	879	912	3,484
Income from continuing operations	569	551	590	609	2,319
Net income	395	379	429	432	1,635
Basic earnings per share:
Income from continuing operations	1.28	1.24	1.40	1.41	5.32
Net income	1.28	1.24	1.40	1.41	5.32
Diluted earnings per share:
Income from continuing operations	1.27	1.23	1.39	1.41	5.30
Net income	1.27	1.23	1.39	1.41	5.30
Dividends per share	0.13	0.13	0.15	0.15	0.56
Common stock market prices:
High	81.34	89.56	88.57	60.54
Low	63.90	68.50	60.93	26.02

2007
Revenues	$2,473	$2,537	$2,678	$2,740	$10,428
Gross profit (1)	781	773	818	839	3,211
Income from continuing operations	555	532	576	594	2,257
Net income	375	349	389	401	1,514
Basic earnings per share:
Income from continuing operations	1.17	1.10	1.23	1.27	4.76
Net income	1.17	1.10	1.23	1.27	4.76
Diluted earnings per share:
Income from continuing operations	1.17	1.09	1.22	1.26	4.73
Net income	1.17	1.09	1.22	1.26	4.73
Dividends per share	0.13	0.13	0.13	0.13	0.52
Common stock market prices:
High	71.94	89.36	90.73	98.67
Low	62.74	66.73	75.84	78.23

(1)	Represents revenues less cost of sales, cost of services and rentals and research and engineering.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this annual report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, as of December 31, 2008, our disclosure controls and procedures, as defined by Rule 13a-15(e) of the Exchange Act, are effective at a reasonable assurance level.
     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Design and Evaluation of Internal Control Over Financial Reporting
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management included a report of their assessment of the design and effectiveness of our internal controls over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8 under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Item 5.03(a). Amendments to Articles of Incorporation or Bylaws; Changes in Fiscal Year.
     On February 26, 2009, the Board of Directors amended Article III, Section 1 of the Company’s Bylaws to decrease the authorized number of directors from twelve to eleven, effective April 23, 2009, which will eliminate the vacancy on the Board of Directors that will result from the retirement of General James F. McCall as a director of the Company following the Company’s 2009 annual meeting of stockholders. Because this Annual Report on Form 10-K is being filed within four business days from February 26, 2009, the restatement of the Bylaws is being disclosed hereunder rather than under Item 5.03(a) of Form 8-K. The restated Bylaws are attached hereto and incorporated by reference as Exhibits 3.2 and 4.3.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Information regarding the Business Code of Conduct and Code of Ethical Conduct Certificates for our principal executive officer, principal financial officer and principal accounting officer are described in Item 1. Business of this Annual Report. Information concerning our directors is set forth in the sections entitled “Proposal No. 1, Election of Directors,” and “Corporate Governance – Committees of the Board – Audit/Ethics Committee” in our Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 2009 (“Proxy Statement”), which sections are incorporated herein by reference. For information regarding our executive officers, see “Item 1. Business – Executive Officers” in this Annual Report on Form 10-K. Additional information regarding compliance by directors and executive officers with Section 16(a) of the Exchange Act is set forth under the section entitled “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement, which section is incorporated herein by reference. For information concerning our Business Code of Conduct and Code of Ethical Conduct Certificates, see “Item 1. Business” in this Annual Report on Form 10-K.
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
Equity Compensation Plan Information
     The information in the following table is presented as of December 31, 2008 with respect to shares of our common stock that may be issued under our existing equity compensation plans, including the Baker Hughes Incorporated 1993 Stock Option Plan, the Baker Hughes Incorporated Long-Term Incentive Plan and the Baker Hughes Incorporated 2002 Directors & Officers Long-Term Incentive Plan, all of which have been approved by our stockholders.

	(In millions of shares)
			Number of Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(excluding securities
Equity Compensation Plan	Options, Warrants	Options, Warrants	reflected in the first
Category	and Rights	and Rights	column)

Stockholder-approved plans (excluding Employee Stock Purchase Plan)	1.3	$64.30	2.5
Nonstockholder-approved plans (1)	2.2	57.36	3.2

Subtotal (except for weighted average exercise price)	3.5	59.96	5.7
Employee Stock Purchase Plan (2)	—	—	1.0

Total	3.5	$59.96	6.7

(1)	The table includes the following nonstockholder-approved plans: the 1998 Employee Stock Option Plan, the 2002 Employee Long-Term Incentive Plan and the Director Compensation Deferral Plan. A description of each of these plans is set forth below.

(2)	The per share purchase price under the Baker Hughes Incorporated Employee Stock Purchase Plan is determined in accordance with section 423 of the Code as 85% of the lower of the fair market value of a share of our common stock on the date of grant or the date of purchase.
     Our nonstockholder-approved plans are described below:
1998 Employee Stock Option Plan
     The Baker Hughes Incorporated 1998 Employee Stock Option Plan (the “1998 ESOP”) was adopted effective as of October 1, 1998. The number of shares authorized for issuance under the 1998 ESOP was 7.0 million shares. Nonqualified stock options may be granted under the 1998 ESOP to our employees. The exercise price of the options will be equal to the fair market value per share of our common stock on the date of grant, and option terms may be up to ten years. Under the terms and conditions of the option award agreements for options issued under the 1998 ESOP, options generally vest and become exercisable in installments over the optionee’s period of service, and the options vest on an accelerated basis in the event of a change in control. As of December 31, 2008, options covering approximately 0.1 million shares of our common stock were outstanding under the 1998 ESOP, options covering approximately 66,000 shares were exercised during fiscal year 2008. There are no shares available for grants of future options as the plan expired on October 1, 2008.
2002 Employee Long-Term Incentive Plan
     The Baker Hughes Incorporated 2002 Employee Long-Term Incentive Plan (the “2002 Employee LTIP”) was adopted effective as of March 6, 2002. The 2002 Employee LTIP permits the grant of awards as nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, stock awards and cash-based awards to our corporate officers and key employees. The number of shares authorized for issuance under the 2002 Employee LTIP is 9.5 million, with no more than 2.7 million available for grant as awards other than options (the number of shares is subject to adjustment for changes in our common stock).
     The 2002 Employee LTIP is the companion plan to the Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan, which was approved by our stockholders in 2002. The rationale for the two companion plans was to discontinue the use of the remaining older option plans and to have only two plans from which we would issue compensation awards.
     Options. The exercise price of the options will not be less than the fair market value of the shares of our common stock on the date of grant, and options terms may be up to ten years. The maximum number of shares of our common stock that may be subject to options granted under the 2002 Employee LTIP to any one employee during any one fiscal year will not exceed 3.0 million, subject to adjustment under the antidilution provisions of the 2002 Employee LTIP. Under the terms and conditions of the stock option awards for options issued under the 2002 Employee LTIP, options generally vest and become exercisable in installments over the optionee’s period of service, and the options vest on an accelerated basis in the event of a change in control or certain terminations of employment. As of December 31, 2008, options covering approximately 2.0 million shares of our common stock were outstanding under the 2002 Employee LTIP, options covering approximately 0.2 million shares were exercised during fiscal year 2008 and approximately 2.7 million shares remained available for future options.
     Performance Shares and Units; Cash-Based Awards. Performance shares may be granted to employees in the amounts and upon the terms determined by the Compensation Committee of our Board of Directors, but must be limited to no more than 1.0 million shares to any one employee in any one fiscal year. Performance units and cash-based awards may be granted to employees in amounts and upon the terms determined by the Compensation Committee, but must be limited to no more than $10 million for any one employee in any one fiscal year. The performance measures that may be used to determine the extent of the actual performance payout or vesting include, but are not limited to, net earnings; earnings per share; return measures; cash flow return on investments (net cash flows divided by owner’s equity); earnings before or after taxes, interest, depreciation and/or amortization; share price (including growth measures and total shareholder return) and Baker Value Added (our metric that measures operating profit after tax less the cost of capital employed).
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
Director Compensation Deferral Plan
     The Baker Hughes Incorporated Director Compensation Deferral Plan, as amended and restated effective July 24, 2002 (the “Deferral Plan”), is intended to provide a means for members of our Board of Directors to defer compensation otherwise payable and provide flexibility with respect to our compensation policies. Under the provisions of the Deferral Plan, directors may elect to defer income with respect to each calendar year. The compensation deferrals may be stock option-related deferrals or cash-based deferrals. If a director elects a stock option-related deferral, on the last day of each calendar quarter he or she will be granted a nonqualified stock option. The number of shares subject to the stock option is calculated by multiplying the amount of the deferred compensation that otherwise would have been paid to the director during the quarter by 4.4 and then dividing by the fair market value of our common stock on the last day of the quarter. The per share exercise price of the option will be the fair market value of a share of our common stock on the date the option is granted. Stock options granted under the Deferral Plan vest on the first anniversary of the date of grant and must be exercised within ten years of the date of grant. If a director’s directorship terminates for any reason, any options outstanding will expire three years after the termination of the directorship. The maximum aggregate number of shares of our common stock that may be issued under the Deferral Plan is 0.5 million. As of December 31, 2008, options covering 3,313 shares of our common stock were outstanding under the Deferral Plan, there were no shares exercised during fiscal 2008 and approximately 0.5 million shares remained available for future options.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2007).

3.2*	Restated Bylaws of Baker Hughes Incorporated effective as of April 23, 2009.

3.3	Bylaws of Baker Hughes Incorporated restated as of October 23, 2008 and effective until April 23, 2009 (filed as Exhibit 3.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2008).

4.1	Rights of Holders of the Company’s Long-Term Debt. The Company has no long-term debt instrument with regard to which the securities authorized there under equal or exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of its long-term debt instruments to the SEC upon request.

4.2	Restated Certificate of Incorporation (filed as Exhibit 3.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2007).

4.3*	Restated Bylaws of Baker Hughes Incorporated effective as of April 23, 2009 (filed as Exhibit 3.2 to this Annual Report on Form 10-K).

4.4	Bylaws of Baker Hughes Incorporated restated as of October 23, 2008 and effective until April 23, 2009 (filed as Exhibit 3.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2008).

4.5	Indenture dated as of May 15, 1994 between Western Atlas Inc. and The Bank of New York, Trustee, providing for the issuance of securities in series (filed as Exhibit 4.4 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2004).

4.6	Indenture dated October 28, 2008, between Baker Hughes Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed October 29, 2008).

4.7	Officers’ Certificate of Baker Hughes Incorporated dated October 28 2008 establishing the 6.50% Senior Notes due 2013 and the 7.50% Senior Notes due 2018 (filed as Exhibit 4.2 to Current Report of Baker Hughes Incorporated on Form 8-K filed October 29, 2008).

4.8	Form of 6.50% Senior Notes Due 2013 (filed as Exhibit 4.3 to Current Report of Baker Hughes Incorporated on Form 8-K filed October 29, 2008).

4.9	Form of 7.50% Senior Notes Due 2018 (filed as Exhibit 4.4 to Current Report of Baker Hughes Incorporated on Form 8-K filed October 29, 2008).

10.1+	Amendment and Restatement of Employment Agreement between Chad C. Deaton and Baker Hughes Incorporated dated as of January 1, 2009 (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed December 19, 2008).

10.2+	Form of Amended and Restated Change in Control Agreement between Baker Hughes Incorporated and each of the executive officers effective as of January 1, 2009 (filed as Exhibit 10.2 to Current Report of Baker Hughes Incorporated on Form 8-K filed December 19, 2008).

10.3+	Stock Option Agreement issued to Chad C. Deaton on October 25, 2004 in the amount of 75,000 shares of Company Common Stock (filed as Exhibit 10.4 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2004).

10.4+	Agreement regarding restricted stock award issued to Chad C. Deaton on October 25, 2004 in the amount of 80,000 shares of Company Common Stock (filed as Exhibit 10.5 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2004).

10.5+	Letter Agreement between Baker Hughes Incorporated and James R. Clark dated August 30, 2007 (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed August 31, 2007).

10.6+	Letter Agreement between Peter A. Ragauss and Baker Hughes Incorporated dated as of March 27, 2006 (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed March 31, 2006).

10.7+	Letter Agreement between Baker Hughes Incorporated and David H. Barr dated October 25, 2007 (filed as Exhibit 10.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2007).

10.8+	Amendment and Restatement of the Baker Hughes Incorporated Change in Control Severance Plan effective as of January 1, 2009 (filed as Exhibit 10.3 to Current Report of Baker Hughes Incorporated on Form 8-K filed December 19, 2008).

10.9+	Form of Indemnification Agreement between Baker Hughes Incorporated and each of the directors and executive officers (filed as Exhibit 10.4 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.10+	Form of Amendment to the Indemnification Agreement between Baker Hughes Incorporated and each of the directors and executive officers effective as of January 1, 2009 (filed as Exhibit 10.4 to Current Report of Baker Hughes Incorporated on Form 8-K filed December 19, 2008).

10.11+	Baker Hughes Incorporated Director Retirement Policy for Certain Members of the Board of Directors (filed as Exhibit 10.10 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.12+	Baker Hughes Incorporated Director Compensation Deferral Plan, as amended and restated effective as of January 1, 2009 (filed as Exhibit 10.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2008).

10.13+	Amendment to Baker Hughes Incorporated Director Compensation Deferral Plan effective as of January 1, 2009 (filed as Exhibit 10.5 to Current Report of Baker Hughes Incorporated on Form 8-K filed on December 19, 2008).

10.14+	Baker Hughes Incorporated Executive Severance Plan, as amended and restated on February 7, 2008 (filed as Exhibit 10.17 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2007).

10.15+	Baker Hughes Incorporated Annual Incentive Compensation Plan, as amended and restated on February 20, 2008 (filed as Exhibit 10.18 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2007).

10.16+	Amendment to the Baker Hughes Annual Incentive Compensation Plan effective as of January 1, 2009 (filed as Exhibit 10.7 to Current Report of Baker Hughes Incorporated on Form 8-K filed on December 19, 2008).

10.17+	Baker Hughes Incorporated Supplemental Retirement Plan, as amended and restated effective as of January 1, 2009 (filed as Exhibit 10.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2008).

10.18+	Amendment to the Baker Hughes Incorporated Supplemental Retirement Plan effective as of January 1, 2009 (filed as Exhibit 10.6 to Current Report of Baker Hughes Incorporated on Form 8-K filed on December 19, 2008).

10.19+	Long-Term Incentive Plan, as amended by Amendment No. 1999-1 to Long-Term Incentive Plan (filed as Exhibit 10.18 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2002).

10.20+	Baker Hughes Incorporated 1998 Employee Stock Option Plan, as amended by Amendment No. 1999-1 to 1998 Employee Stock Option Plan (filed as Exhibit 10.3 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2003).

10.21+	Baker Hughes Incorporated 2002 Employee Long-Term Incentive Plan (filed as Exhibit 4.4 to Registration Statement No. 333-87372 of Baker Hughes Incorporated on Form S-8 filed May 1, 2002).

10.22+	Amendment to Baker Hughes Incorporated 2002 Employee Long-Term Incentive Plan, effective July 24, 2008 (filed as Exhibit 10.4 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2008).

10.23+	Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan (filed as Exhibit 10.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2003).

10.24+	Amendment to 2002 Director & Officer Long-Term Incentive Plan, effective as of October 27, 2005 (filed as Exhibit 10.3 of Baker Hughes Incorporated to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.25+	Amendment to Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan effective July 24, 2008 (filed as Exhibit 10.3 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2008).

10.26	Baker Hughes Incorporated Employee Stock Purchase Plan, as amended and restated, effective as of March 3, 2003 (filed as Exhibit 10.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2003).

10.27+	Form of Stock Option Agreement for executive officers effective October 1, 1998 (filed as Exhibit 10.37 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

10.28+	Form of Nonqualified Stock Option Agreement for directors effective October 25, 1998 (filed as Exhibit 10.39 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

10.29+	Form of Baker Hughes Incorporated Nonqualified Stock Option Agreement for executive officers, dated January 24, 2001 (filed as Exhibit 10.41 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

10.30	Form of Baker Hughes Incorporated Nonqualified Stock Option Agreement for employees, dated January 30, 2002 (filed as Exhibit 10.43 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

10.31	Form of Baker Hughes Incorporated Incentive Stock Option Agreement for employees, dated January 30, 2002 (filed as Exhibit 10.44 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

10.32+	Form of Baker Hughes Incorporated Stock Option Award Agreements, with Terms and Conditions (filed as Exhibit 10.46 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2002).

10.33+	Form of Restricted Stock Award Resolution, including Terms and Conditions (filed as Exhibit 10.3 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2004).

10.34+	Form of Baker Hughes Incorporated Restricted Stock Award Agreement (filed as Exhibit 10.54 to Annual Report on Form 10-K for the year ended December 31, 2004).

10.35+	Form of Baker Hughes Incorporated Restricted Stock Award Terms and Conditions (filed as Exhibit 10.54 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2004).

10.36	Form of Baker Hughes Incorporated Restricted Stock Unit Agreement, including Terms and Conditions (filed as Exhibit 10.18 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2007).

10.37	Form of Baker Hughes Incorporated Restricted Stock Unit Agreement (filed as Exhibit 10.54 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2004).

10.38	Form of Baker Hughes Incorporated Restricted Stock Unit Terms and Conditions (filed as Exhibit 10.54 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2004).

10.39+	Form of Baker Hughes Incorporated Restricted Stock Award, including Terms and Conditions for directors (filed as Exhibit 10.40 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2005).

10.40+	Form of Baker Hughes Incorporated Stock Option Award Agreement, including Terms and Conditions for directors (filed as Exhibit 10.41 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2005).

10.41+	Form of Baker Hughes Incorporated Performance Unit Award Agreement, including Terms and Conditions (filed as Exhibit 10.42 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2007).

10.42+	Form of Baker Hughes Incorporated Performance Unit Award Agreement, including Terms and Conditions (filed as Exhibit 10.42 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2005).

10.43+	Form of Amended Baker Hughes Incorporated 2006 Performance Unit Award Terms and Conditions (filed as Exhibit 10.8 to Current Report of Baker Hughes Incorporated on Form 8-K filed December 19, 2008).

10.44+	Form of Amended Baker Hughes Incorporated 2007 Performance Unit Award Terms and Conditions (filed as Exhibit 10.9 to Current Report of Baker Hughes Incorporated on Form 8-K filed December 19, 2008).

10.45+	Performance Goals for the Performance Unit Award granted in 2006 (filed as Exhibit 10.43 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2005).

10.46+	Form of Performance Goals for the Performance Unit Awards (filed as Exhibit 10.44 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2006).

10.47+*	Compensation Table for Named Executive Officers and Directors.

10.48	Form of Credit Agreement, dated as of July 7, 2005, among Baker Hughes Incorporated, JPMorgan Chase Bank, N.A., as Administrative Agent and fourteen lenders for $500 million, in the aggregate for all banks (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed July 11, 2005).

10.49	First Amendment to the Credit Agreement dated June 7, 2006, among Baker Hughes Incorporated and fifteen banks for $500 million, in the aggregate for all banks (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed on June 12, 2006).

10.50	Second Amendment to the Credit Agreement dated May 31, 2007, among Baker Hughes Incorporated and fifteen banks for $500 million, in the aggregate for all banks (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed June 4, 2007).

10.51	Third Amendment to Credit Agreement dated as of April 1, 2008, among Baker Hughes Incorporated, JP Morgan Chase Bank, N.A., as Administrative Agent, and fifteen lenders for $500 million, in the aggregate for all banks (filed as Exhibit 10.2 to Current Report of Baker Hughes Incorporated on Form 8-K filed April 2, 2008).

10.52	Credit Agreement dated as of April 1, 2008, among Baker Hughes Incorporated, JP Morgan Chase Bank, N.A., as Administrative Agent, and fifteen lenders for $500 million, in the aggregate for all banks (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed April 2, 2008).

10.53	Agreement of Resignation, Appointment and Acceptance by and among Baker Hughes Incorporated, Citibank, N.A. and the Bank of New York Trust Company, N.A. dated as of April 26, 2007, effective May 1, 2007 (filed as Exhibit 10.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

10.54	Agreement and Plan of Merger among Baker Hughes Incorporated, Baker Hughes Delaware I, Inc. and Western Atlas Inc. dated as of May 10, 1998 (filed as Exhibit 10.30 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.55	Tax Sharing Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA Inc. (filed as Exhibit 10.31 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.56+	Employee Benefits Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA Inc. (filed as Exhibit 10.32 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.57	Deferred Prosecution Agreement between Baker Hughes Incorporated and the United States Department of Justice filed on April 26, 2007, with the United States District Court of Texas, Houston Division (filed as Exhibit 10.4 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

10.58	Plea Agreement between Baker Hughes Services International, Inc. and the United States Department of Justice filed on April 26, 2007, with the United States District Court of Texas, Houston Division (filed as Exhibit 10.5 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

10.59+*	Letter Agreement between Baker Hughes Incorporated and David H. Barr dated February 25, 2009.

10.60+*	Consulting Agreement between Baker Hughes Oilfield Operations, Inc. and David H. Barr dated February 25, 2009.

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chad C. Deaton, Chief Executive Officer, dated February 26, 2009, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Peter A. Ragauss, Chief Financial Officer, dated February 26, 2009, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32*	Statement of Chad C. Deaton, Chief Executive Officer, and Peter A. Ragauss, Chief Financial Officer, dated February 26, 2009, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

99.1	Administrative Proceeding, File No. 3-10572, dated September 12, 2001, as issued by the Securities and Exchange Commission (filed as Exhibit 99.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed on September 19, 2001).

99.2	Baker Hughes Incorporated Information document filed on April 26, 2007, by the United States Attorney’s Office for the Southern District of Texas and the United States Department of Justice (filed as Exhibit 99.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

99.3	Baker Hughes Services International, Inc. Information document filed on April 26, 2007, by the Untied States Attorney’s Office for the Southern District of Texas and the United States Department of Justice (filed as Exhibit 99.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

99.4	Sentencing Memorandum and Motion for Waiver of Pre-Sentence Investigation of Baker Hughes Services International, Inc. (filed as Exhibit 99.3 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

99.5	Baker Hughes Services International, Inc. Sentencing Letter from the United States Department of Justice dated April 24, 2007 (filed as Exhibit 99.4 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

99.6	The Complaint by the Securities and Exchange Commission vs. Baker Hughes Incorporated filed on April 26, 2007, with the United States District Court of Texas, Houston Division (filed as Exhibit 99.5 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

99.7	Final Judgment by the Securities and Exchange Commission as to Defendant Baker Hughes Incorporated dated and filed on May 1, 2007, with the United States District Court of Texas, Houston Division (filed as Exhibit 99.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2007).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKER HUGHES INCORPORATED
Date: February 26, 2009	/s/ CHAD C. DEATON
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

Signature	Title	Date

/s/ CHAD C. DEATON (Chad C. Deaton)	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	February 26, 2009

/s/ PETER A. RAGAUSS (Peter A. Ragauss)	Senior Vice President and Chief Financial Officer (principal financial officer)	February 26, 2009

/s/ ALAN J. KEIFER (Alan J. Keifer)	Vice President and Controller (principal accounting officer)	February 26, 2009

/s/ LARRY D. BRADY (Larry D. Brady)	Director	February 26, 2009

/s/ CLARENCE P. CAZALOT, JR. (Clarence P. Cazalot, Jr.)	Director	February 26, 2009

/s/ EDWARD P. DJEREJIAN (Edward P. Djerejian)	Director	February 26, 2009

/s/ ANTHONY G. FERNANDES (Anthony G. Fernandes)	Director	February 26, 2009

/s/ CLAIRE W. GARGALLI (Claire W. Gargalli)	Director	February 26, 2009

/s/ PIERRE H. JUNGELS (Pierre H. Jungels)	Director	February 26, 2009

/s/ JAMES A. LASH (James A. Lash)	Director	February 26, 2009

/s/ JAMES F. MCCALL (James F. McCall)	Director	February 26, 2009

/s/ J. LARRY NICHOLS (J. Larry Nichols)	Director	February 26, 2009

/s/ H. JOHN RILEY, JR. (H. John Riley, Jr.)	Director	February 26, 2009

/s/ CHARLES L. WATSON (Charles L. Watson)	Director	February 26, 2009

Baker Hughes Incorporated
Schedule II — Valuation and Qualifying Accounts

			Deductions
		Additions
	Balance at	Charged to	Reversal of		Charged to	Balance at
	Beginning	Cost and	Prior	Write-offs	Other	End of
(In millions)	of Period	Expenses	Deductions(1)	(2)	Accounts(3)	Period

Year ended December 31, 2008:
Reserve for doubtful accounts receivable	$59	$49	$(18)	$(15)	$(1)	$74
Reserve for inventories	221	61	—	(30)	(8)	244

Year ended December 31, 2007:
Reserve for doubtful accounts receivable	51	36	(14)	(10)	(4)	59
Reserve for inventories	212	43	—	(37)	3	221

Year ended December 31, 2006:
Reserve for doubtful accounts receivable	51	28	(20)	(11)	3	51
Reserve for inventories	201	45	—	(38)	4	212

(1)	Represents the reversals of prior accruals as receivables are collected.

(2)	Represents the elimination of accounts receivable and inventory deemed uncollectible or worthless.

(3)	Represents reclasses, currency translation adjustments and divestitures.