Form 10-Q
period 2009-09-30
BAKER HUGHES INC
filed 2009-11-05
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

As of October 30, 2009, the registrant has outstanding 309,886,685 shares of Common Stock, $1 par value per share.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Baker Hughes Incorporated
Consolidated Condensed Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Sales	$1,091	$1,446	$3,558	$4,165
Services and rentals	1,141	1,564	3,678	4,513

Total revenues	2,232	3,010	7,236	8,678

Costs and expenses:
Cost of sales	937	1,032	2,890	2,952
Cost of services and rentals	824	996	2,628	2,842
Research and engineering	88	103	299	312
Marketing, general and administrative	272	278	837	798
Litigation settlement	—	—	—	62

Total costs and expenses	2,121	2,409	6,654	6,966

Operating income	111	601	582	1,712
Equity in income of affiliates	—	—	—	1
Gain on sale of product line	—	—	—	28
Interest expense	(29)	(21)	(98)	(53)
Interest and dividend income	1	10	5	22

Income before income taxes	83	590	489	1,710
Income taxes	(28)	(161)	(152)	(507)

Net income	$55	$429	$337	$1,203

Basic earnings per share	$0.18	$1.40	$1.09	$3.91

Diluted earnings per share	$0.18	$1.39	$1.09	$3.89

Cash dividends per share	$0.15	$0.15	$0.45	$0.41
See accompanying notes to unaudited consolidated condensed financial statements.

Baker Hughes Incorporated
Consolidated Condensed Balance Sheets
(In millions)
(Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS

Current Assets:
Cash and cash equivalents	$1,487	$1,955
Accounts receivable — less allowance for doubtful accounts 2009 — $138; 2008 — $74	2,220	2,759
Inventories, net	1,967	2,021
Deferred income taxes	244	231
Other current assets	174	179

Total current assets	6,092	7,145

Property, plant and equipment, net	3,059	2,833
Goodwill	1,410	1,389
Intangible assets, net	199	198
Other assets	423	296

Total assets	$11,183	$11,861

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$661	$888
Short-term borrowings and current portion of long-term debt	23	558
Accrued employee compensation	459	530
Income taxes payable	58	272
Other accrued liabilities	252	263

Total current liabilities	1,453	2,511

Long-term debt	1,783	1,775
Deferred income taxes and other tax liabilities	322	384
Liabilities for pensions and other postretirement benefits	376	317
Other liabilities	64	67
Commitments and contingencies

Stockholders’ Equity:
Common stock	310	309
Capital in excess of par value	811	745
Retained earnings	6,474	6,276
Accumulated other comprehensive loss	(410)	(523)

Total stockholders’ equity	7,185	6,807

Total liabilities and stockholders’ equity	$11,183	$11,861

See accompanying notes to unaudited consolidated condensed financial statements.

Baker Hughes Incorporated
Consolidated Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net income	$337	$1,203
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	532	460
Stock-based compensation costs	68	47
Benefit for deferred income taxes	(165)	(8)
Gain on disposal of assets	(57)	(73)
Gain on sale of product line	—	(28)
Provision for doubtful accounts	71	5
Changes in operating assets and liabilities:
Accounts receivable	530	(421)
Inventories	104	(278)
Accounts payable	(245)	142
Accrued employee compensation and other accrued liabilities	(96)	23
Income taxes payable	(211)	(66)
Other	19	(41)

Net cash flows from operating activities	887	965

Cash flows from investing activities:
Expenditures for capital assets	(794)	(840)
Proceeds from disposal of assets	134	142
Proceeds from sale of product line	—	31
Acquisition of businesses, net of cash acquired	(48)	(81)

Net cash flows from investing activities	(708)	(748)

Cash flows from financing activities:
Net (payments)/borrowings of commercial paper and other short-term debt	(8)	547
Repayment of long-term debt	(525)	—
Repurchases of common stock	—	(611)
Proceeds from issuance of common stock	1	51
Dividends	(139)	(126)
Excess tax benefits from stock-based compensation	—	3

Net cash flows from financing activities	(671)	(136)

Effect of foreign exchange rate changes on cash	24	(8)

(Decrease)/increase in cash and cash equivalents	(468)	73
Cash and cash equivalents, beginning of period	1,955	1,054

Cash and cash equivalents, end of period	$1,487	$1,127

Supplemental cash flows disclosures:
Income taxes paid (net of refunds)	$523	$578
Interest paid	$106	$74
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$13	$29
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
Basis of Presentation
     Our unaudited consolidated condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted. We believe that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited consolidated condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. These unaudited consolidated condensed financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Annual Report”). The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. In connection with the preparation of the consolidated condensed financial statements and in accordance with the recently issued Accounting Standards Codification (“ASC” or “Codification”) 855, Subsequent Events, we have evaluated all subsequent events through November 5, 2009, the date the financial statements were issued.
     In the notes to the unaudited consolidated condensed financial statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated.
New Accounting Standards and Accounting Standards Updates
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105, Generally Accepted Accounting Principles. The ASC identifies itself as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP. The ASC does not change GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have included references to authoritative accounting literature in accordance with the Codification. There are no other changes to the content of the Company’s financial statements or disclosures as a result of the adoption.
     In September 2006, FASB issued ASC 820, Fair Value Measurements and Disclosures, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. On January 1, 2008, we adopted the provisions of this ASC related to financial assets and liabilities and to nonfinancial assets and liabilities measured at fair value on a recurring basis and on January 1, 2009, we adopted the provisions related to nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. There was no material impact to our consolidated condensed financial statements related to these adoptions. Additionally, in April 2009, the FASB issued the following three accounting standards updates: (i) ASC 820, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (ii) ASC 320, Recognition and Presentation of Other-Than-Temporary Impairments, and (iii) ASC 825, Interim Disclosures about Fair Value of Financial Instruments, which collectively provide additional guidance and require additional disclosure regarding determining and reporting fair values for certain assets and liabilities. We adopted the three accounting standards updates in the second quarter of 2009 with no material impact to our consolidated condensed financial statements. The new disclosure requirements of ASC 825 are reflected in Note 10. Financial Instruments.
     In December 2007, the FASB issued an update to ASC 810, Consolidation, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary in an effort to improve the relevance, comparability and transparency of the financial information that a reporting entity provides. On January 1, 2009, we adopted this statement with no change to our consolidated condensed financial statements as amounts are immaterial.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
     In December 2007, the FASB issued an update to ASC 805, Business Combinations, to establish principles and requirements for the recognition and measurement of assets, liabilities and goodwill, and requires that most transaction and restructuring costs related to the acquisition be expensed. We have applied the provisions of this ASC for business combinations with an acquisition date on or after January 1, 2009.
     In March 2008, the FASB issued an update to ASC 815, Disclosures about Derivative Instruments and Hedging Activities, to require qualitative disclosures about objectives and strategies for using derivatives and quantitative data about the fair value of and gains and losses on derivative contracts. We adopted the new disclosure requirements in the first quarter of 2009 as reflected in Note 10. Financial Instruments.
     In June 2008, the FASB issued an update to ASC 260, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that all unvested share-based payments that contain rights to non-forfeitable dividends are participating securities and shall be included in the computation of both basic and diluted earnings per share. On January 1, 2009, we adopted this ASC and have not applied the provisions to prior year quarters as the impact is immaterial.
     In December 2008, the FASB issued an update to ASC 715, Employers’ Disclosures about Postretirement Benefit Plan Assets, to require the disclosures of investment policies and strategies, major categories of plan assets, fair value measurement of plan assets and significant concentration of credit risks. We will adopt the new disclosure requirements in the fourth quarter of 2009.
NOTE 2. PENDING ACQUISITION
     On August 30, 2009, the Company and its subsidiary and BJ Services Company (“BJ Services”) entered into a merger agreement (the “Merger Agreement”) to which the Company will acquire 100% of the outstanding common stock of BJ Services in exchange for newly issued shares of the Company’s common stock and cash. BJ Services is a leading provider of pressure pumping and oilfield services. The Merger Agreement and the merger have been approved by the Board of Directors of both the Company and BJ Services. Consummation of the merger is subject to the approval of the stockholders of the Company and BJ Services stockholders, regulatory approvals, and the satisfaction or waiver of various other conditions as more fully described in the Merger Agreement.
     Subject to receipt of all required approvals, it is anticipated that closing of the merger will occur in the first quarter of 2010. Under the terms of the Merger Agreement, each share of BJ Services common stock will be converted into the right to receive 0.40035 shares of the Company’s common stock and $2.69 in cash. Baker Hughes has estimated the total consideration expected to be issued and paid in the merger to be approximately $6.0 billion, consisting of approximately $0.8 billion to be paid in cash and approximately $5.2 billion to be paid through the issuance of approximately 118 million shares of Baker Hughes common stock valued at the October 7, 2009, closing share price of $43.67 per share. The value of the merger consideration will fluctuate based upon changes in the price of shares of Baker Hughes common stock and the number of BJ Services common shares and options outstanding at the closing date.
NOTE 3. GAIN ON SALE OF PRODUCT LINE
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
     We also have an Employee Stock Purchase Plan (“ESPP”) available for eligible employees to purchase shares of our common stock. Our ESPP currently allows eligible employees to elect to contribute on an after-tax basis between 1% and 10% of their annual pay to purchase our common stock; provided, however, an employee may not contribute more than $25,000 annually to the plan pursuant to Internal Revenue Service restrictions. Shares are purchased at a 15% discount of the fair market value of our common stock on January 1st or December 31st, whichever is lower.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
     Effective January 1, 2010, the ESPP will provide for shares to be purchased: (i) on June 30th of each year at a 15% discount of the fair market value of our common stock on January 1st or June 30th, whichever is lower, and (ii) on December 31st of each year at a 15% discount of fair market value of our common stock on July 1st or December 31st, whichever is lower. Also effective January 1, 2010, an employee may not contribute more than $5,000 in either of the six-month measurement periods described above or $10,000 annually. All other terms and conditions of the ESPP remain in effect.
     The following summarizes stock-based compensation expense recognized in our consolidated condensed statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Stock Options	$12	$6	$21	$14
Restricted Stock Awards and Units	9	9	29	24
ESPP	5	3	18	9

Total	$26	$18	$68	$47

NOTE 5. EARNINGS PER SHARE
     On January 1, 2009, we adopted an update to ASC 260 which clarifies that all unvested share-based payments that contain rights to non-forfeitable dividends are participating securities and shall be included in the computation of both basic and diluted earnings per share. ASC 260 has not been applied to prior year quarters as the impact is immaterial.
     A reconciliation of the number of shares used for the basic and diluted EPS calculation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Weighted average common shares outstanding for basic EPS	310	307	310	308
Effect of dilutive securities — stock plans	1	1	—	1

Adjusted weighted average common shares outstanding for diluted EPS	311	308	310	309

Future potentially dilutive shares excluded from diluted EPS:
Options with an exercise price greater than the average market price for the period	4	1	4	1

NOTE 6. INVENTORIES
     Inventories, net of reserves, are comprised of the following:

	September 30,	December 31,
	2009	2008

Finished goods	$1,671	$1,693
Work in process	150	175
Raw materials	146	153

Total	$1,967	$2,021

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
NOTE 7. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment are comprised of the following:

	September 30,	December 31,
	2009	2008

Land	$83	$85
Buildings and improvements	1,047	878
Machinery and equipment	3,308	3,082
Rental tools and equipment	2,186	1,991

Subtotal	6,624	6,036
Accumulated depreciation	(3,565)	(3,203)

Total	$3,059	$2,833

NOTE 8. GOODWILL AND INTANGIBLE ASSETS
     The changes in the carrying amount of goodwill are detailed below by segment:

	Drilling	Completion
	and	and
	Evaluation	Production	Total

Balance as of December 31, 2008	$951	$438	$1,389
Goodwill acquired during the period	8	—	8
Purchase price and other adjustments	2	1	3
Impact of foreign currency translation adjustments	9	1	10

Balance as of September 30, 2009	$970	$440	$1,410

     Intangible assets are comprised of the following:

	September 30, 2009			December 31, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Technology-based	$263	$(136)	$127	$256	$(122)	$134
Contract-based	25	(9)	16	12	(7)	5
Marketing-related	36	(13)	23	33	(6)	27
Customer-based	41	(8)	33	37	(5)	32
Other	—	—	—	1	(1)	—

Total	$365	$(166)	$199	$339	$(141)	$198

     Intangible assets are amortized either on a straight-line basis with estimated useful lives ranging from 1 to 20 years, or on a basis that reflects the pattern in which the estimated economic benefits of the intangible assets are expected to be realized, which range from 15 to 30 years.
     Amortization expense for intangible assets included in net income for the three and nine months ended September 30, 2009 was $6 million and $25 million, respectively, and is estimated to be $32 million for the year 2009. Estimated amortization expense for each of the subsequent five fiscal years is expected to be as follows: 2010 — $22 million; 2011 — $18 million; 2012 — $17 million; 2013 — $16 million; and 2014 — $16 million.
NOTE 9. FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES
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
     The table below details the financial assets and liabilities included in our financial statements and measured at fair value as of September 30, 2009 classified based on the valuation technique level.

	September 30, 2009
Description	Total	Level 1	Level 2	Level 3

Assets:
Auction rate securities	$15	$—	$—	$15
Non-qualified defined contribution plan assets	137	—	137	—

Total assets at fair value	$152	$—	$137	$15

Liabilities:

Non-qualified defined contribution plan liabilities	$137	$—	$137	$—

     The following is a reconciliation of activity for the nine months ended September 30, 2009 for assets measured at fair value based on Level 3 inputs which consist of our auction rate securities. The fair values of these securities at September 30, 2009 did not change from the beginning of the quarterly period.

Nine Months Ended
September 30, 2009

Balance as of December 31, 2008	$11
Total gains or (losses) realized:
Included in earnings (or changes to net assets)	—
Included in other comprehensive income	4

Balance as of September 30, 2009	$15

Auction Rate Securities
     The Company owns auction rate securities (“ARS”) that were purchased in 2007 at an original cost of $36 million and have a fair value of $15 million at September 30, 2009. These ARS represent interests in three variable rate debt securities, which are credit linked notes that generally combine low risk assets and credit default swaps (“CDS”) to create a security that pays interest from the assets’ coupon payments and the periodic sale proceeds of the CDS. As of September 30, 2009, the three notes carried split ratings, ranging from B to BBB-, as provided by Standard & Poor’s and Fitch rating agencies.
     We estimate the fair value of our ARS investments using Level 3 inputs. These inputs are based on the underlying structure of each security and their collateral values, including assessments of the credit quality, the default risk, the expected cash flows, the discount rates and the overall capital market liquidity. The valuation of our ARS investments is subject to uncertainties that are difficult to predict and require significant judgment. Based on our ability and intent to hold such investments for a period of time sufficient to allow for any anticipated recovery in the fair value, we have classified all of our auction rate securities as noncurrent investments.
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

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
NOTE 10. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
     During the second quarter of 2009, we adopted an update to ASC 825, which requires fair value disclosure of financial instruments for interim and annual reporting periods.
     Our financial instruments include cash and short-term investments, noncurrent investments in auction rate securities, accounts receivable, accounts payable, accrued payroll taxes, debt, foreign currency forward contracts and interest rate swaps. Except as described below, the estimated fair value of such financial instruments at September 30, 2009 approximates their carrying value as reflected in our consolidated condensed balance sheet.
     The estimated fair value of total debt at September 30, 2009 was $2,157 million, which differs from the carrying amount of $1,806 million included in our consolidated condensed balance sheet. The fair value of our debt has been estimated based on quoted market prices as of September 30, 2009.
Foreign Currency Forward Contracts
     We conduct our business in over 90 countries around the world, and we are exposed to market risks resulting from fluctuations in foreign currency exchange rates. A number of our significant foreign subsidiaries have designated the local currency as their functional currency. We transact in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to reduce the risks associated with the effects of certain foreign currency exposures. Under this program, our strategy is to have gains or losses on the foreign currency forward contracts mitigate the foreign currency transaction gains or losses to the extent practical. These foreign currency exposures typically arise from changes in the value of assets and liabilities which are denominated in currencies other than the functional currency. Our foreign currency forward contracts generally settle within 90 days. We do not use these forward contracts for trading or speculative purposes. We designate these forward contracts as fair value hedging instruments pursuant to ASC 815. Accordingly, we record the fair value of these contracts as of the end of our reporting period to our consolidated condensed balance sheet with changes in fair value recorded in our consolidated condensed statement of operations along with the change in fair value of the hedged item.
     At September 30, 2009, we had outstanding foreign currency forward contracts with notional amounts aggregating $145 million to hedge exposure to currency fluctuations in various foreign currencies. These contracts expire on various dates prior to the end of the first quarter of 2010. These contracts are designated and qualify as fair value hedging instruments. The fair value was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.
Interest Rate Swaps
     We are subject to interest rate risk on our debt and investment of cash and cash equivalents arising in the normal course of our business, as we do not engage in speculative trading strategies. We maintain an interest rate management strategy, which primarily uses a mix of fixed and variable rate debt that is intended to mitigate the exposure to changes in interest rates in the aggregate for our investment portfolio. In addition, we are currently using interest rate swaps to manage the economic effect of fixed rate obligations associated with our senior notes so that the interest payable on the senior notes effectively becomes linked to variable rates.
     In June 2009, we entered into two interest rate swap agreements (“the Swap Agreements”) for a notional amount of $250 million each in order to hedge changes in the fair market value of our $500 million 6.5% senior notes maturing on November 15, 2013. Under the Swap Agreements, we receive interest at a fixed rate of 6.5% and pay interest at a floating rate of one-month Libor plus a spread of 3.67% on one swap and three-month Libor plus a spread of 3.54% on the second swap both through November 15, 2013. The counterparties are primarily the lenders in our credit facilities. The Swap Agreements are designated and each qualifies as a fair value hedging instrument. The swap to three-month Libor is deemed to be 100 percent effective resulting in no gain or loss recorded in the consolidated condensed statement of operations. The effectiveness of the swap to one-month Libor, which is highly effective, is calculated as of each period end and any ineffective portion is recognized in the consolidated condensed statement of operations. The fair value of the Swap Agreements was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
Fair Value of Derivative Instruments
     The fair value of derivative instruments included in our consolidated condensed balance sheet was as follows as of September 30, 2009:

	Balance Sheet Location	Fair Value

Foreign Currency Forward Contracts	Other accrued liabilities	$1
Interest Rate Swaps	Other assets	$8
     The effects of derivative instruments in our consolidated condensed statement of operations were as follows (amounts exclude any income tax effects):

		Amount of Gain/(Loss) Recognized in Income
		Three Months Ended	Nine Months Ended
	Statement of Operations Location	September 30, 2009	September 30, 2009

Foreign Currency Forward Contracts	Marketing, general and administrative	$3	$7
Interest Rate Swap	Interest Expense	$2	$2
NOTE 11. INDEBTEDNESS
     During the first quarter of 2009, we repaid $325 million principal amount of our 6.25% notes, which matured on January 15, 2009, and $200 million principal amount of our 6.00% notes, which matured on February 15, 2009.
     On March 30, 2009, we entered into a credit agreement (the “2009 Credit Agreement”) for a committed $500 million revolving credit facility that expires in March 2010. At September 30, 2009, we had $1.0 billion of committed revolving credit facilities with commercial banks. In addition to the 2009 Credit Agreement, there is a $500 million committed revolving credit facility which expires on July 7, 2012. Both facilities contain certain covenants which, among other things, require the maintenance of a funded indebtedness to total capitalization ratio (a defined formula per each agreement), restrict certain merger transactions or the sale of all or substantially all of our assets or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the facilities may be accelerated. Such events of default include payment defaults to lenders under the facilities, covenant defaults and other customary defaults.
     At September 30, 2009, we were in compliance with all of the covenants of both committed credit facilities. There were no direct borrowings under the committed credit facilities during the quarter ended or outstanding as of September 30, 2009. We also have an outstanding commercial paper program under which we may issue from time to time up to $1.0 billion in commercial paper with maturity of no more than 270 days. To the extent we have commercial paper outstanding, our ability to borrow under the facilities is reduced. At September 30, 2009, we had no commercial paper outstanding.
NOTE 12. SEGMENT AND RELATED INFORMATION
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

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
equipment and services used from the completion phase through the productive life of oil and natural gas wells.
     The performance of our segments is evaluated based on segment profit (loss), which is defined as income before income taxes, interest expense, interest and dividend income, and certain gains and losses not allocated to the segments.
     Summarized financial information is shown in the following table.

	Drilling	Completion
	and	and	Total	Corporate
	Evaluation	Production	Oilfield	and Other	Total

Revenues
Three months ended September 30, 2009	$1,051	$1,181	$2,232	$—	$2,232
Three months ended September 30, 2008	1,558	1,452	3,010	—	3,010

Nine months ended September 30, 2009	$3,470	$3,766	$7,236	$—	$7,236
Nine months ended September 30, 2008	4,477	4,201	8,678	—	8,678

Segment profit (loss)
Three months ended September 30, 2009	$41	$146	$187	$(104)	$83
Three months ended September 30, 2008	347	323	670	(80)	590

Nine months ended September 30, 2009	$264	$543	$807	$(318)	$489
Nine months ended September 30, 2008	1,063	908	1,971	(261)	1,710

Total assets
As of September 30, 2009	$5,323	$4,361	$9,684	$1,499	$11,183
As of December 31, 2008	5,468	4,518	9,986	1,875	11,861
     The following table presents the details of the segment profit (loss) for “Corporate and Other”:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Corporate and other expenses	$(76)	$(69)	$(225)	$(196)
Litigation settlement	—	—	—	(62)
Gain on sale of product line	—	—	—	28
Interest expense	(29)	(21)	(98)	(53)
Interest and dividend income	1	10	5	22

Total	$(104)	$(80)	$(318)	$(261)

NOTE 13. EMPLOYEE BENEFIT PLANS
     We have noncontributory defined benefit pension plans (“Pension Benefits”) covering employees primarily in the U.S., the U.K. and Germany. We also provide certain postretirement health care benefits (“other postretirement benefits”), through an unfunded plan, to substantially all U.S. employees who retire and have met certain age and service requirements.
     The components of net periodic benefit cost are as follows for the three months ended September 30:

					Other Postretirement
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Benefits
	2009	2008	2009	2008	2009	2008

Service cost	$8	$8	$1	$1	$2	$2
Interest cost	4	5	4	5	3	3
Expected return on plan assets	(6)	(10)	(4)	(6)	—	—
Amortization of net loss	4	—	—	—	—	—

Net periodic benefit cost	$10	$3	$1	$—	$5	$5

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
     The components of net periodic benefit cost are as follows for the nine months ended September 30:

					Other Postretirement
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Benefits
	2009	2008	2009	2008	2009	2008

Service cost	$22	$23	$2	$2	$6	$6
Interest cost	14	13	11	13	8	7
Expected return on plan assets	(18)	(28)	(11)	(16)	—	—
Amortization of prior service cost	—	—	—	—	1	1
Amortization of net loss	10	—	1	1	—	—
Curtailment loss	1	—	—	—	—	—

Net periodic benefit cost	$29	$8	$3	$—	$15	$14

     During the first six months of 2009, there were reductions in our work force resulting in a significant reduction in the expected years of future service of our employees in certain pension plans and other post retirement benefit plans. In connection with this, in the second quarter of 2009, we recorded a curtailment loss of $1 million. As a result of this curtailment, the impacted plans have been remeasured as of June 30, 2009 using a discount rate of 6.2% as compared to 6.4% at December 31, 2008. The curtailment and remeasurement resulted in a net increase in our liabilities for pensions and other postretirement benefits and accumulated other comprehensive loss of $14 million.
NOTE 14. COMMITMENTS AND CONTINGENCIES
LITIGATION
     We are involved in litigation or proceedings that have arisen in our ordinary business activities as well as the pending merger with BJ Services. We insure against these risks to the extent deemed prudent by our management and to the extent insurance is available, but no assurance can be given that the nature and amount of that insurance will be sufficient to fully indemnify us against liabilities arising out of pending and future legal proceedings. Many of these insurance policies contain deductibles or self-insured retentions in amounts we deem prudent and for which we are responsible for payment. In determining the amount of self-insurance, it is our policy to self-insure those losses that are predictable, measurable and recurring in nature, such as claims for automobile liability, general liability and workers compensation. We record accruals for the uninsured portion of losses. The accruals for losses are calculated by estimating losses for claims using historical claim data, specific loss development factors and other information as necessary.
Department of Justice and Securities and Exchange Commission Matters
     On April 26, 2007, the United States District Court, Southern District of Texas, Houston Division (the “Court”) unsealed a three-count criminal information (the “Information”) that had been filed against us as part of the execution of a Deferred Prosecution Agreement (the “DPA”) between us and the Department of Justice (“DOJ”). The three counts arose out of payments made to an agent in connection with a project in Kazakhstan and included conspiracy to violate the Foreign Corrupt Practices Act (“FCPA”), a substantive violation of the antibribery provisions of the FCPA, and a violation of the FCPA’s books-and-records provisions. All three counts related to our operations in Kazakhstan during the period from 2000 to 2003. The DPA relates to our March 29, 2002 announcement that the SEC and the DOJ were conducting investigations into allegations of violations of law relating to Nigeria and other related matters. In connection therewith, the SEC had issued a formal order of investigation into possible violations of provisions under the FCPA and issued subpoenas regarding our operations in Nigeria, Angola and Kazakhstan.
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

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
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
     Also on April 26, 2007, the SEC filed a Complaint (the “SEC Complaint”) and a proposed order (“2007 Order”) against us in the Court. The SEC Complaint and the 2007 Order were filed as part of a settled civil enforcement action by the SEC, to resolve the civil portion of the government’s investigation of us. As part of our agreement with the SEC, we consented to the filing of the SEC Complaint without admitting or denying the allegations in the Complaint, and also consented to the entry of the 2007 Order. The SEC Complaint alleged civil violations of the FCPA’s antibribery provisions related to our operations in Kazakhstan, the FCPA’s books-and-records and internal-controls provisions related to our operations in Nigeria, Angola, Kazakhstan, Indonesia, Russia, and Uzbekistan, and the cease and desist order that we had entered into with the SEC on September 12, 2001 (“2001 Order”). In entering into the 2001 Order, we had neither admitted nor denied the factual allegations contained therein including alleged violations of Section 13(b)(2)(A) and Section 13(b)(2)(B) of the Securities Exchange Act of 1934 that require issuers to: (x) make and keep books, records and accounts, which, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the issuer and (y) devise and maintain a system of internal accounting controls sufficient to provide reasonable assurances that: (i) transactions are executed in accordance with management’s general or specific authorization; and (ii) transactions are recorded as necessary: (I) to permit preparation of financial statements in conformity with generally accepted accounting principles or any other criteria applicable to such statements, and (II) to maintain accountability for assets. The 2007 Order became effective on May 1, 2007, which is the date it was confirmed by the Court. The 2007 Order enjoins us from violating the FCPA’s antibribery, books-and-records, and internal-controls provisions. As in the DPA, it requires that we retain the independent monitor to assess our FCPA compliance policies and procedures.
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
Derivative Lawsuits
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
BJ Services Stockholder Lawsuits
     Delaware Cases
     On September 1, 2009, three purported stockholder class action lawsuits styled Laborers Local 235 Benefit Fund v. Stewart, et al., The Booth Family Trust v. Huff, et al., and Dugdale v. Huff, et al., were filed in the Court of Chancery of the State of Delaware (the “Delaware Chancery Court”) on behalf of the public stockholders of BJ Services, with respect to the Merger Agreement, dated as of

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
August 30, 2009, among Baker Hughes, its wholly owned subsidiary, BSA Acquisition LLC, a Delaware limited liability company (“Merger Sub”) and BJ Services, whereby, subject to satisfaction of the conditions to closing, BJ Services will merge with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving entity after the Merger. Each action names BJ Services, the current members of the BJ Services Board of Directors (the “BJ Services Board”) and the Company as defendants (collectively the “Defendants”).
     In these Delaware actions, and the follow-on actions discussed below, the plaintiffs allege, among other things, that the members of the BJ Services Board breached their fiduciary duties by failing to properly value BJ Services, failing to take steps to maximize the value of BJ Services to its public stockholders, and avoiding a competitive bidding process. The actions each allege that the Company aided and abetted the purported breaches by the BJ Services Board. The plaintiffs in each lawsuit seek, among other things, injunctive relief with respect to the Merger.
     To date, six additional purported class action lawsuits have been filed in the Delaware Chancery Court on behalf of the public stockholders of BJ Services against the Company, BJ Services and the BJ Services Board, including: Myers, v. BJ Services, et al., which was filed on September 4, 2009, Garden City Employees’ Retirement System v. BJ Services, et al., which was filed on September 8, 2009, Saratoga Advantage Trust-Energy & Basic Materials Portfolio v. Huff, et al., which was filed on September 8, 2009, Stationary Engineers Local 39 Pension Trust Fund v. Stewart, et al., which was filed on September 11, 2009, Jacobs v. Stewart, et al., which was filed on September 23, 2009, and Lyle v. BJ Services Company, et al., which was filed on October 1, 2009.
     On September 25, 2009, the Delaware Chancery Court entered an order consolidating the lawsuits filed in the Delaware Chancery Court. On October 6, 2009, the Delaware Chancery Court entered an order implementing a bench ruling of October 5, 2009, resolving competing motions for appointment of lead counsel in the Delaware Chancery Court and designating the law firm of Faruqi & Faruqi, LLP of New York, New York as lead counsel and Rosenthal, Monhait & Goddess, P.A. of Wilmington, Delaware as liaison counsel. On October 14, 2009, the Delaware Chancery Court entered a supplemental consolidation order adding the October 1, 2009 Lyle complaint to the consolidated action.
     On October 16, 2009, lead counsel for plaintiffs in the consolidated class action, In re: BJ Services Company Shareholders Litigation, C.A. No. 4851-VCN, served a Verified Consolidated Amended Class Action Complaint (the “Amended Complaint”) in the Delaware Court of Chancery. The Amended Complaint, among other things, adds an officer of BJ Services (Jeffrey E. Smith, the Executive Vice President-Finance and CFO of BJ Services) as a defendant, contains new factual allegations about the negotiations between BJ Services and the Company, and alleges the Form S-4 Registration Statement and preliminary joint proxy statement/prospectus, filed with the Securities and Exchange Commission on October 14, 2009, omits and misrepresents material information.
     Texas Cases
     On September 4, 2009, a purported stockholder class action lawsuit styled Garden City Employees’ Retirement System v. BJ Services Company, et al., was filed in the 80th Judicial District Court of Harris County, Texas, on behalf of the public stockholders of BJ Services with respect to the Merger Agreement naming BJ Services, the current members of the BJ Services Board, the Company and Merger Sub as defendants.
     To date, three additional actions have been filed against the Company, BJ Services and its Board in District Courts in Harris County, Texas. They are: (1) Johnson v. Stewart, et al., filed on September 11, 2009, (2) Saratoga Advantage Trust – Energy & Basic Materials Portfolio v. Huff, et al., filed on September 11, 2009, and (3) Matt v. Huff, et al., which was filed on September 21, 2009. The lead plaintiff and plaintiff’s counsel in the Garden City and Saratoga Advantage Trust cases filed in Texas also filed the cases of the same name in Delaware that are listed above. The Texas actions make substantially the same allegations as were initially asserted in the Delaware actions, and seek the same relief.
     On October 9, 2009, the Harris County Court consolidated the Texas actions and restyled the action as Garden City Employees’ Retirement System, et al. v. BJ services Company, et al., Cause No. 2009-57320, 80th Judicial District of Harris County, Texas. No amended consolidated complaint has been filed as of the date of this Quarterly Report on Form 10-Q.
     On October 20, 2009, the Court of Appeals for the First District of Texas at Houston granted Defendants’ emergency motion to stay the Texas cases pending its decision on defendants’ mandamus petition seeking a stay of the Texas litigation pending adjudication of the first-filed cases in Delaware.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
     The Company believes that the Delaware and Texas actions are without merit, and it intends to vigorously defend itself against them. The outcome of this litigation is uncertain, however, and the Company may incur significant expenses in defending against these lawsuits. In addition, the Company may be required to pay damage awards or settlements, or become subject to injunctions or other equitable remedies.
OTHER
     In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees, which totaled approximately $669 million at September 30, 2009. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our consolidated condensed financial statements.
NOTE 15. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to owners. The components of our comprehensive income (loss), net of related tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$55	$429	$337	$1,203
Other comprehensive income (loss):
Foreign currency translation adjustments during the period	33	(101)	115	(81)
Pension and other postretirement benefits	4	5	(6)	3
Unrealized gain/(loss) on available-for-sale securities	—	—	4	(8)

Total comprehensive income	$92	$333	$450	$1,117

     Total accumulated other comprehensive loss consisted of the following:

	September 30,	December 31,
	2009	2008

Foreign currency translation adjustments	$(227)	$(342)
Pension and other postretirement benefits	(187)	(181)
Unrealized gain on available-for-sale securities	4	—

Total accumulated other comprehensive loss	$(410)	$(523)

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
EXECUTIVE SUMMARY
     We are a major supplier of wellbore-related products and technology services and systems and provide products and services for drilling, formation evaluation, completion and production, and reservoir technology and consulting to the worldwide oil and natural gas industry. We report our results under two segments: the Drilling and Evaluation segment and the Completion and Production segment, which are aligned by product line based upon the types of products and services provided to our customers and upon the business characteristics of the product lines during business cycles. Collectively, we refer to the results of these two segments as Oilfield Operations. The primary driver of our business is our customers’ capital and operating expenditures dedicated to oil and natural gas exploration, field development and production. Our business is cyclical and is dependent upon our customers’ expectations for future oil and natural gas prices, economic growth, hydrocarbon demand and estimates of current and future oil and natural gas production.
     Prior to May 4, 2009, the business operations were organized around four primary geographic regions: North America; Latin America; Europe, Africa, Russia, Caspian; and Middle East, Asia Pacific. On May 4, 2009, we reorganized the Company by geography and product lines. Global operations are now organized into a number of geomarket organizations, which report to nine Region Presidents who in turn report to two Hemisphere Presidents (Eastern and Western). The product-line marketing and technology organizations report to a Products and Technology President. The Products and Technology President and the two Hemisphere Presidents report to our Chief Operating Officer. The reorganization of the Company by geography and product lines is intended to strengthen our client-focused operations by moving management into the countries where we conduct our business. The product-line organizations will continue to be responsible for product development and manufacturing, technology, marketing and delivery of solutions for our customers to advance their reservoir performance. The new organization structure will also improve cross-product-line technology development, sales processes and integrated operations capabilities. As of September 30, 2009, we had approximately 35,000 employees, with approximately 61% of these employees working outside the United States.
     During the first three quarters of 2009, as the global economy continued to weaken, many of our customers reduced their 2009 exploration and development spending, and we have seen significant decreases from peak drilling activity, particularly in the U.S. land market and Canada, and a decline in prices for our products and services. In this challenging environment, we generated revenues of $2.23 billion in the third quarter of 2009, which is down $778 million or 26% compared to the third quarter of 2008, and compared to a 39% decrease in the worldwide average rig count for the same time period. Our North American revenues for the third quarter of 2009 were $817 million, a decrease of 38% compared to a 51% decrease in the U.S. rig count and a 57% decrease in the Canadian rig count, which reflects the severe contraction in customer spending and activity. Revenues outside of North America were $1.41 billion, a decrease of 17% compared to the third quarter of 2008. As a result of the decline in activity and contractions in customer spending, we have taken actions to adjust our operating cost base, which consisted primarily of reductions in workforce. In connection with the reductions in workforce, we recorded expenses of $10 million and $75 million in the three months and nine months ended September 30, 2009, respectively, related to employee severance costs. Net income for the third quarter of 2009 was $55 million compared with $429 million in the third quarter of 2008.
PENDING MERGER WITH BJ SERVICES
     On August 30, 2009, the Company and BJ Services entered into a merger agreement to which the Company will acquire 100% of the outstanding common stock of BJ Services. We have estimated the total consideration expected to be issued and paid in the merger to be approximately $6.0 billion, consisting of approximately $0.8 billion to be paid in cash and approximately $5.2 billion to be paid through the issuance of approximately 118 million shares of Baker Hughes common stock valued at the October 7, 2009, closing Baker Hughes share price of $43.67 per share. Subject to satisfaction of conditions to closing, it is anticipated that closing of the transaction will occur in the first quarter of 2010; however, we cannot guarantee when or if the merger will be completed or that, if completed, it will be exactly on the terms as set forth in the merger agreement.
     BJ Services is a Delaware corporation formed in 1990. BJ Services is a leading provider of pressure pumping and oilfield services for the petroleum industry. BJ Services’ pressure pumping services consist of cementing and stimulation services used in the completion of new oil and natural gas wells and in remedial work on existing wells, both onshore and offshore. BJ Services’ oilfield services include casing and tubular services, precommissioning, maintenance and turnaround services in the pipeline and process business, including pipeline inspection, chemical services, completion tools and completion fluids.
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
     The global economic recession and lower oil and natural gas prices are all impacting our business environment. The economic slowdown is also negatively impacting the incremental demand for hydrocarbon products around the world. Our customers typically fund their activity through a combination of borrowed funds and internally-generated cash flow. The limited availability of commercial credit is having a negative effect on the general economy and the ability of our customers to continue to fund operations. The decline in oil prices and natural gas prices from 2008 mid-summer highs reduced our customers’ operational cash flow, further reducing the near-term outlook for our products and services.
Oil and Natural Gas Prices
     Oil (West Texas Intermediate (WTI)/Cushing Crude Oil Spot Price) and natural gas (Henry Hub Natural Gas Spot Price) prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Oil prices ($/Bbl)	$68.14	$118.23	$57.21	$113.54
Natural gas prices ($/mmBtu)	3.17	9.06	3.80	9.71
     Oil prices averaged $68.14/Bbl in the third quarter of 2009. Prices ranged from a low of $59.52/Bbl in mid-July to a quarter high of $73.82/Bbl in late August supported by expectations for an improvement in global economic activity and a decision by the Organization for Petroleum Exporting Countries (“OPEC”) in early September to maintain existing output levels. In its October 2009 Oil Market Report, the International Energy Agency (“IEA”) made an additional 0.2 million barrel per day increase in its 2009 oil demand forecast on growing evidence that the global economy may be stabilizing. In the October 2009 report, the IEA expected 2009 worldwide demand to reflect a 2% decline compared to 2008, and that 2009 worldwide demand would average 84.6 million barrels per day, down from an estimated 86.3 million barrels per day in 2008.
     Natural gas prices averaged $3.17/mmBtu in the third quarter of 2009. Natural gas prices ranged from a high of $3.78/mmBtu in early August to a low of $1.83/mmBtu in early September, before strengthening through quarter-end as pipeline maintenance reduced available supply and natural gas powered generation capacity drove higher demand. The near-term outlook for natural gas prices remains subject to many factors including the level of industrial demand, drilling activity and production trends, high levels of natural gas in storage, and the impact of weather on natural gas demand and storage levels.
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
     Our rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended		%	Nine Months Ended		%
	September 30,		Increase	September 30,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)

U.S. — land and inland waters	936	1,910	(51)%	1,036	1,806	(43)%
U.S. — offshore	34	69	(51)%	47	65	(28)%
Canada	186	433	(57)%	202	372	(46)%

North America	1,156	2,412	(52)%	1,285	2,243	(43)%

Latin America	350	386	(9)%	357	380	(6)%
North Sea	40	47	(15)%	44	44	—%
Other Europe	38	54	(30)%	39	52	(25)%
Africa	57	64	(11)%	60	66	(9)%
Middle East	243	287	(15)%	253	279	(9)%
Asia Pacific	241	257	(6)%	239	254	(6)%

Outside North America	969	1,095	(12)%	992	1,075	(8)%

Worldwide	2,125	3,507	(39)%	2,277	3,318	(31)%

Third Quarter of 2009 Compared to the Third Quarter of 2008
     The rig count in North America decreased 52% reflecting declines in natural gas drilling activity. Outside North America, the rig count decreased 12%. The rig count in Latin America declined as increases in Mexico and Brazil were offset by decreased rig activity in Argentina, Venezuela and Colombia. The North Sea rig count decreased primarily due to lower activity in the U.K. sector. The rig count in Africa decreased primarily due to lower activity in West Africa and North Africa. The rig count decreased in the Middle East due to lower activity in Egypt, Saudi Arabia, Oman and Yemen. In the Asia Pacific region, the rig count declined due to lower activity in Australia, Indonesia and Vietnam, partially offset by increases in India.
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
     The table below details certain consolidated condensed statement of operations data and their percentage of revenues for the three months and nine months ended September 30, 2009 and 2008, respectively.

	Three Months Ended September 30,
	2009		2008

Revenues	$2,232	100%	$3,010	100%
Cost of revenues	1,761	79%	2,028	67%
Research and engineering	88	4%	103	3%
Marketing, general and administrative	272	12%	278	9%

	Nine Months Ended September 30,
	2009		2008

Revenues	$7,236	100%	$8,678	100%
Cost of revenues	5,518	76%	5,794	66%
Research and engineering	299	4%	312	4%
Marketing, general and administrative	837	12%	798	9%

Revenues

	Three Months Ended
	September 30,		Increase
	2009	2008	(decrease)	% Change

Geographic Revenues:
North America	$817	$1,312	$(495)	(38)%
Latin America	265	285	(20)	(7)%
Europe Africa Russia Caspian	666	874	(208)	(24)%
Middle East Asia Pacific	484	539	(55)	(10)%

Total revenues	$2,232	$3,010	$(778)	(26)%

	Nine Months Ended
	September 30,		Increase
	2009	2008	(decrease)	% Change

Geographic Revenues:
North America	$2,694	$3,767	$(1,073)	(28)%
Latin America	830	786	44	6%
Europe Africa Russia Caspian	2,185	2,542	(357)	(14)%
Middle East Asia Pacific	1,527	1,583	(56)	(4)%

Total revenues	$7,236	$8,678	$1,442	(17)%

     Third Quarter of 2009 Compared to the Third Quarter of 2008
     Revenues for the third quarter of 2009 decreased 26% compared with the third quarter of 2008, primarily due to declines in North America as a result of contractions in customer spending resulting in sharp reductions in activity, lower pricing for our products and services and the weak global economic environment. The worldwide rig count decreased 39% during the third quarter of 2009 compared with the third quarter of 2008. Revenues in the third quarter of 2008 were adversely impacted by hurricanes in the Gulf of Mexico by approximately $55 million.
     Revenues in North America, which accounted for 37% of total revenues, decreased 38% in the third quarter of 2009 compared to the third quarter of 2008. In North America, our customers continued to adapt to a market characterized by low natural gas prices, strong production, decreased demand and ample natural gas in storage by trimming their spending in the third quarter of 2009. This was reflected in the North America rig count which averaged 1,156 in the third quarter of 2009, down 52% compared to the third quarter of 2008.
     Revenues in the Latin America region decreased 7% in the third quarter of 2009 compared to the third quarter of 2008 and compared to a 9% decrease in the rig count. The decline in Latin America revenues was principally due to lower activity in the Venezuela and Argentina/Bolivia/Chile geomarkets, partially offset by increases in the Brazil and Mexico geomarkets. The Europe Africa Russia Caspian (“EARC”) region revenues decreased 24% in the third quarter of 2009 compared to the third quarter of 2008. The revenue decline in the EARC region was broad-based with only the Angola geomarket demonstrating increased revenue. The Middle East Asia Pacific (“MEAP”) region revenues decreased 10% for the third quarter of 2009 compared to the third quarter of 2008 in line with the decline in the MEAP rig count as revenue increases in the Australasia and India/Southwest Asia geomarkets were offset by lower revenues throughout the region.
     First Nine Months of 2009 Compared to the First Nine Months of 2008
     Revenues for the nine months ended September 30, 2009 decreased 17% compared with the nine months ended September 30, 2008, primarily due to declines in North America as a result of contractions in customer spending primarily from a weakening global economic environment that resulted in sharp reductions in activity and lower pricing for our products and services. Revenues in North America decreased 28% primarily due to a decrease in drilling activity and outside North America revenues decreased 7%. Latin America revenues increased 6% which was primarily led by directional drilling in Mexico; EARC revenues decreased 14% due to a decrease in sales in the U.K., Russia and Caspian geomarkets; and MEAP revenues decreased 4% principally due to lower activity in the Saudi Arabia/Bahrain and North Asia geomarkets.

Cost of Revenues
     Cost of revenues as a percentage of consolidated revenues was 79% and 67% for the three months ended September 30, 2009 and 2008, respectively. Cost of revenues as a percentage of consolidated revenues was 76% and 66% for the nine months ended September 30, 2009 and 2008, respectively. The increase in both periods in cost of revenues as a percentage of revenues is primarily due to significant declines in activity worldwide resulting in excess manufacturing capacity, lower utilization of our rental tools and price deterioration, primarily in North America. Additional contributing factors to this increase include costs associated with employee severance of $8 million and $61 million for the three and nine months ended September 30, 2009, respectively; costs associated with increasing our allowance for doubtful accounts of $5 million and $71 million for the three months and nine months ended September 30, 2009, respectively; and a change in the geographic and product mix from the sale of our products and services as we continue to emphasize productivity and cost improvements.
Research and Engineering
     Research and engineering expenses decreased 15% in the three months ended September 30, 2009 compared with the three months ended September 30, 2008 and decreased 4% in the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008. The decrease is in line with the decrease in activity; however, we continue to be committed to developing and commercializing new technologies as well as investing in our core product offerings.
Marketing, General and Administrative
     Marketing, general and administrative expenses decreased 2% in the three months ended September 30, 2009 compared with the three months ended September 30, 2008 and increased 5% in the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008. The decrease in the three months ended September 30, 2009 resulted primarily from lower marketing and compliance related expenses. The increase in the nine months ended September 30, 2009 resulted primarily from an increase in costs associated with enterprise-wide accounting system implementations, reorganization and acquisition activities, and employee severance partially offset by lower marketing and compliance related expenses.
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
Interest Expense
     Interest expense increased $8 million for the three months ended September 30, 2009 compared with the three months ended September 30, 2008 and increased $45 million in the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008. The increase in both periods is primarily due to higher average debt levels as a result of the long-term debt issuances of $1.25 billion in October 2008.
Interest and Dividend Income
     Interest and dividend income decreased $9 million in the three months ended September 30, 2009 compared with the three months ended September 30, 2008 and decreased $17 million in the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008. The decrease in both periods was primarily due to a reduction of the average interest rate earned partially offset by an increase in the average investment balance.
Income Taxes
     Our effective tax rate in the third quarter of 2009 is 34.2%, which is lower than the U.S. statutory income tax rate of 35% due to lower rates of tax on certain international operations offset by state income taxes.
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

We believe we have substantial defenses to the questions being raised and will pursue all legal remedies should an unfavorable outcome result. However, resolution of these matters involves uncertainties and there are no assurances that the outcomes will be favorable. We provide for uncertain tax positions pursuant to Accounting Standards Codification (“ASC”) 740, Income Taxes.
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
     The global economic recession, lower oil and natural gas prices, and the uncertainty regarding governmental policies are all impacting our business environment. The economic slowdown is also negatively impacting the incremental demand for hydrocarbon products. Our customers typically fund their activity through a combination of borrowed funds and internally-generated cash flow. The continued limited availability of commercial credit is having a negative effect on both the general economy and the ability of our customers to continue to operate at pre-crisis levels. The decline in oil prices and natural gas prices from 2008 mid-summer highs has also reduced our customers’ operational cash flow, further challenging their ability to continue to operate at past levels as well as their future spending for our products and services.
     Our outlook for exploration and development spending is based upon our expectations for customer spending in the markets in which we operate, and is driven primarily by our perception of industry expectations for oil and natural gas prices and their likely impact on customer capital and operating budgets as well as other factors that could impact the economic return oil and gas companies expect for developing oil and gas reserves. Our forecasts are based on our analysis of information provided by our customers as well as market research and analyst reports including the Short Term Energy Outlook (“STEO”) published by the Energy Information Administration of the U.S. Department of Energy (“DOE”), the Oil Market Report published by the IEA and the Monthly Oil Market Report published by OPEC. Our outlook for economic growth is based on our analysis of information published by a number of sources including the International Monetary Fund (“IMF”), the Organization for Economic Cooperation and Development (“OECD”) and the World Bank.
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
     In North America, the outlook for spending in 2009 is also dependent on the outlook for the natural gas industry. The drop in demand coupled with increased drilling activity through September 2008 and the application of horizontal drilling and advanced fracturing and completion technologies in the unconventional gas fields has resulted in gas production exceeding demand. Natural gas prices have fallen from mid-2008 highs and are not expected to increase until drilling is reduced to a level below the rate necessary to offset depletion, and supply and demand come back into balance. The commodity cycle in North American natural gas is being aggravated by the recession.
     The outlook for the global economy, the depth and duration of the recession, and the timing and pace of the recovery remain uncertain. We use third-party forecasts, including forecasts by the IMF, World Bank and OECD, to set our expectations for global economic growth.
     Expectations for Oil Prices — As a result of the global economic recession, demand for oil is expected to decrease in a range from 1.8 million to 2.1 million barrels per day in 2009 relative to 2008. Non-OPEC supply growth is expected to grow modestly in response to decreased spending and is now expected to increase 190 to 360 thousand barrels per day. Decreased demand and moderate growth in non-OPEC production are expected to pressure OPEC to manage its production levels to support oil prices. Inventories and spare productive capacity, which buffer oil markets from supply disruptions, are expected to increase as the gap between increasing supply and decreasing demand grows. In its October 2009 STEO report, the DOE forecasted oil prices (West Texas Intermediate) to average near $70/Bbl for the six month period from October 2009 to March 2010. The DOE expects prices to rise slowly in 2010 to an average of $75/Bbl by December 2010 as economic conditions improve. Variables that could significantly affect this forecast include changes in the assumption for global economic growth and energy demand, changes or delays in non-OPEC supply additions and OPEC production quota discipline.
     Expectations for North American Natural Gas Prices — The combination of rising natural gas production and recession-driven decreases in natural gas demand are expected to drive gas prices lower in 2009 relative to 2008. In its October 2009 STEO report, the DOE forecasted that U.S. natural gas demand would decrease 2% in 2009 compared to 2008, assuming continued economic weakness and that natural gas prices would average about $3.85/mmBtu in 2009, down from $8.89/mmBtu in 2008. North American gas-directed drilling activity is expected to remain depressed in the second half of 2009, resulting in fewer supply additions from new wells to offset production declines from existing wells. Gas prices are expected to remain soft until the gap between supply and demand tightens as gas demand growth exceeds gas supply growth for some period of time. The DOE forecasts gas prices to increase modestly to $5.02/mmBtu in 2010. Prices remain volatile with the economy, weather-driven demand, imports of Canadian gas, LNG imports, gas storage levels, and production from the lower 48 states’ gas fields playing significant roles in determining both prices and price volatility. Variations in the supply demand balance will be reflected in gas storage levels.
     Industry Activity and Customer Spending — Our forecasts of activity and customer spending are based upon our discussions with major customers, reviews of published industry reports, our outlook for oil and natural gas prices described above, and our outlook for drilling activity, as measured by the Baker Hughes rig count. We believe that our customers’ 2009 spending plans are based on forecasts of oil and gas prices and energy demand similar to those stated above. In addition, each company’s 2009 spending plans also reflect company-specific drivers such as their ability to finance their 2009 spending plans as well as their assessments of the uncertainty associated with their forecasts. At current and expected oil and natural gas prices, some projects that were planned in 2008 to begin in 2009 or 2010 may no longer be economically attractive. In light of current economic conditions and current oil and gas prices, we believe that our customers, as a group, decreased spending in 2009 relative to 2008.
•	North America — Both customer spending and drilling activity in North America, primarily directed at developing natural gas supplies, are expected to decrease approximately 25% to 40% in 2009 relative to 2008. Spending on producing oil and gas from developed fields is expected to remain flat or decrease modestly in 2009, reflecting the stability in oil and gas production levels.
•	Outside North America — Both customer spending and drilling activity, primarily directed at developing oil supplies, are expected to decrease approximately 5% to 10% in 2009 relative to 2008. Spending on producing oil and gas from developed fields is expected to remain flat or decrease modestly in 2009, reflecting the stability in oil and gas production levels.
     We believe our customers are likely to reduce their planned spending relative to the above outlook if oil prices were expected to trade below $50/Bbl for an extended period of time. The risks to oil prices falling below $50/Bbl for a significant period of time include (1) incremental weakness in the global economic outlook; (2) significant unexpected increases in non-OPEC production; (3) significant disruption to worldwide demand; (4) reduced geo-political tensions; (5) poor OPEC quota discipline; or (6) other factors that result in increased spare productive capacity, higher oil inventory levels or decreased demand.
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
     Outside of North America we expect revenues to decline approximately 5% to 10% in 2009 relative to 2008 with the most significant declines occurring in the Eastern Hemisphere. Share gains and activity increases in Latin America could result in an increase in Latin America revenues in 2009 compared to 2008. Spending on large projects by National Oil Companies (“NOCs”) in the second half of 2009 is not expected to follow established seasonal trends as projects and activities planned for 2009 have been delayed in many countries.
     Net income will decline significantly in 2009 relative to 2008 as a result of lower activity levels and deterioration of pricing offset only partially by cost reductions. Factors that could have a significant positive impact on profitability include less than expected price deterioration for our products and services, lower than expected raw material and labor costs, and/or higher than expected planned activity. Conversely, greater than expected price deterioration, higher than expected raw material and labor costs and/or lower than expected activity would have a negative impact on profitability. Our ability to limit price deterioration is dependent on demand for our products and services, our competitors’ strategies for managing capacity in a declining market, our competitors’ strategies for defending market share and price, and our customers’ strategies for obtaining price concessions.
     Our 2009 capital budget supports the continuation of the infrastructure expansion we began in late 2006 and early 2007. Capital expenditures are expected to be approximately $1.1 billion for 2009, including approximately $350 million to $400 million that we expect to spend on infrastructure, primarily outside North America, but excluding the pending BJ Services merger and any other acquisitions. A significant portion of our planned capital expenditures can be adjusted to reflect changes in our expectations for future customer spending. We expect to manage our capital expenditures to match market demand.
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
Compliance
     In connection with our settlements with the Department of Justice and the Securities and Exchange Commission (“SEC”), we retained an independent monitor (the “Monitor”) to assess and make recommendations about our compliance policies and procedures. In response to the Monitor’s initial recommendations, we have continued our reduction of the use of commercial sales representatives (“CSRs”) and processing agents, including the reduction of customs agents. We have also continued to enhance our channels of communication regarding agents while streamlining our compliance due diligence process for agents, including more clearly delineating the responsibilities of participants in the compliance due diligence process. We have adopted a risk-based compliance due diligence procedure for professional agents, enhancing our process for classifying distributors and creating a formal policy to guide business personnel in determining when subcontractors should be subjected to compliance due diligence. We have also instituted a program to ensure that each of our internal sponsors regularly reviews their CSRs, including a review with senior management.
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
LIQUIDITY AND CAPITAL RESOURCES
     Our objective in financing our business is to maintain adequate financial resources and access to sufficient liquidity. At September 30, 2009, we had cash and cash equivalents of $1.49 billion and $1.0 billion available for borrowing under committed revolving credit facilities with commercial banks. In addition, during the second quarter of 2009, we filed a shelf registration statement to facilitate raising additional funds in the capital markets as deemed appropriate. See further discussion below under “Available Credit Facilities.”
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
     Our capital planning process is focused on utilizing cash flows generated from operations in ways that enhance the value of our company. During the nine months ended September 30, 2009, we used cash to pay for a variety of activities including working capital needs, dividends, debt maturities and capital expenditures.
Cash Flows
     Cash flows provided (used) from operations by type of activity were as follows for the nine months ended September 30:

	2009	2008

Operating activities	$887	$965
Investing activities	(708)	(748)
Financing activities	(671)	(136)
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
     Operating Activities
     Cash flows from operating activities of continuing operations provided $887 million in the nine months ended September 30, 2009 compared with $965 million in the nine months ended September 30, 2008. This decrease in cash flows of $78 million is primarily due to a decrease in net income offset by the change in net operating assets and liabilities that used less cash in the nine months ended September 30, 2009 compared to the same period in 2008.
     The underlying drivers of the changes in net operating assets and liabilities are as follows:
•	A decrease in accounts receivable in the nine months of 2009 provided $530 million in cash compared with using $421 million in cash in the third quarter of 2008. The change in accounts receivable was primarily due to the decrease in activity offset by an increase in the days of sales outstanding by approximately 12 days, reflecting a slowdown in customer payments.
•	Inventory provided $104 million in cash in the nine months ended September 30, 2009 compared with using $278 million in cash in the nine months ended September 30, 2008 due to activity decreases.
•	Accrued employee compensation and other accrued liabilities used $96 million in cash in the nine months ended September 30, 2009 compared with providing $23 million in cash in the nine months ended September 30, 2008. The change was primarily due to an increase in payments in the first nine months of 2009 compared to the first nine months of 2008 primarily related to employee bonuses.
•	Income taxes payable used $211 million in cash in the nine months ended 2009 compared to using $66 million in cash in the first nine months of 2008. The increase in cash used was primarily due to federal income tax payments made in 2009 of $155 million for two quarterly installment payments from 2008. The U.S. Internal Revenue Service allowed companies impacted by Hurricane Ike to defer the third and fourth quarter installment payments for 2008 until January 2009.
     Investing Activities
     Our principal recurring investing activity is the funding of capital expenditures to ensure that we have the appropriate levels and types of rental tools in place to generate revenues from operations. Expenditures for capital assets totaled $794 million and $840 million for the nine months ended September 30, 2009 and 2008, respectively. While the majority of these expenditures were for rental tools, including wireline tools, and machinery and equipment, we have also increased our spending on new facilities, expansions of existing facilities and other infrastructure projects.
     Proceeds from the disposal of assets were $134 million and $142 million for the nine months ended September 30, 2009 and 2008, respectively. These disposals relate to rental tools that were lost-in-hole, as well as machinery, rental tools and equipment no longer used in operations that were sold throughout the period.
     We routinely evaluate potential acquisitions of businesses of third parties that may enhance our current operations or expand our operations into new markets or product lines. In the nine months ended September 30, 2009, we paid $37 million, net of cash acquired of $4 million, for several acquisitions and as a result, recorded $10 million of goodwill and $18 million of intangible assets. We also paid $11 million for additional purchase price consideration for past acquisitions. During the nine months ended September 30, 2008, we paid cash of $81 million, including $4 million of direct transaction costs, and net of cash acquired of $5 million, for acquisitions and as a result, recorded $45 million of goodwill and $19 million of intangible assets.
     We may also from time to time sell business operations that are not considered part of our core business. In February 2008, we sold the assets associated with the Completion and Production segment’s Surface Safety Systems product line and received cash proceeds of $31 million.
     Financing Activities
     We had net payments of $8 million and net borrowings of $547 million of commercial paper and/or other short-term debt in the nine months ended September 30, 2009 and 2008, respectively. In addition, in the first quarter of 2009, we repaid $525 million of maturing long-term debt. Total debt outstanding at September 30, 2009 was $1.81 billion, a decrease of $527 million compared with December 31, 2008. We have no maturities of long-term debt prior to November 15, 2013. The total debt to total capitalization (defined as total debt plus stockholders’ equity) ratios was 0.20 at September 30, 2009 and 0.25 at December 31, 2008.
     We received proceeds of $1 million and $51 million in the nine months ended September 30, 2009 and 2008, respectively, from the issuance of common stock from the exercise of stock options.
     Our Board of Directors has authorized a program to repurchase our common stock from time to time. For the nine months ended September 30, 2009, we did not repurchase any shares of common stock. At September 30, 2009, we had authorization remaining to repurchase up to a total of $1.2 billion of our common stock. During the nine months ended September 30, 2008, we repurchased 9 million shares of our common stock at an average price of $69.22 per share for a total of $611 million.
     We paid dividends of $139 million and $126 million in the nine months ended September 30, 2009 and 2008, respectively.
Available Credit Facilities
     On March 30, 2009, we entered into a credit agreement (the “2009 Credit Agreement”). The 2009 Credit Agreement is a committed $500 million revolving credit facility that expires on March 29, 2010. At September 30, 2009, we had $1.0 billion of committed revolving credit facilities with commercial banks. In addition to the 2009 Credit Agreement, there is a $500 million committed revolving credit facility which expires on July 7, 2012. Both facilities contain certain covenants which, among other things, require the maintenance of a funded indebtedness to total capitalization ratio (a defined formula per the facility), restrict certain merger transactions or the sale of all or substantially all of our assets or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the facilities may be accelerated. Such events of default include payment defaults to lenders under the facilities, covenant defaults and other customary defaults.
     At September 30, 2009, we were in compliance with all of the facility covenants of both committed credit facilities. There were no direct borrowings under the committed credit facilities during the quarter ended September 30, 2009. We also have an outstanding commercial paper program under which we may issue from time to time up to $1.0 billion in commercial paper with maturity of no more than 270 days. To the extent we have commercial paper outstanding, our ability to borrow under the committed credit facilities is reduced by a similar amount. At September 30, 2009, we had no commercial paper outstanding.
     If market conditions were to change and revenues were to be significantly reduced or operating costs were to increase, our cash flows and liquidity could be reduced. Additionally, it could cause the rating agencies to lower our credit rating. There are no ratings triggers that would accelerate the maturity of any borrowings under our committed credit facilities. However, a downgrade in our credit ratings could increase the cost of borrowings under the facilities and could also limit or preclude our ability to issue commercial paper. Should this occur, we would seek alternative sources of funding, including borrowing under the facilities.
     We believe our current credit ratings would allow us to obtain interim financing over and above our existing credit facilities for any currently unforeseen significant needs or growth opportunities. We also believe that such interim financings could be funded with subsequent issuances of long-term debt or equity, if necessary.
Cash Requirements
     In 2009, we believe cash on-hand and operating cash flows will provide us with sufficient capital resources and liquidity to manage our working capital needs, meet contractual obligations, fund capital expenditures, pay dividends, repurchase common stock and support the development of our short-term and long-term operating strategies.
     In 2009, we expect capital expenditures to be approximately $1.1 billion, excluding the pending BJ Services merger and any other acquisitions. The expenditures are expected to be used primarily for normal, recurring items necessary to support the growth of our business and operations. A significant portion of our capital expenditures can be adjusted based on future activity of our customers. We expect to manage our capital expenditures to match market demand.
     In 2009, we also expect to make interest payments of between $145 million and $150 million based on our current expectations of debt levels during 2009, and we anticipate making income tax payments of between $540 million and $590 million in 2009.
     As of September 30, 2009, we have authorization remaining to repurchase up to $1.2 billion in common stock. We may repurchase our common stock depending on market conditions, applicable legal requirements, our liquidity and other considerations. We anticipate paying dividends of between $180 million and $190 million in 2009; however, the Board of Directors can change the dividend policy at anytime.
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
     We currently anticipate the closing of the BJ Services merger will occur in the first quarter of 2010. In order to fund the cash portion of the merger consideration, we expect to use approximately $294 million of cash on hand and $500 million of financing. In addition, Baker Hughes intends to use such internal cash resources and financing as well as cash on hand of BJ Services following the merger, which at June 30, 2009 was $231 million, to pay for the estimated direct merger transaction costs and professional services as well as pre-existing change of control contractual payments to certain BJ Services employees of approximately $270 million. Also, in connection with the pending merger we would assume approximately $500 million of long-term debt of BJ Services.
NEW ACCOUNTING STANDARDS AND ACCOUNTING STANDARDS UPDATE
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105, Generally Accepted Accounting Principles. The ASC identifies itself as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP. The ASC does not change GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have included references to authoritative accounting literature in accordance with the Codification. There are no other changes to the content of the Company’s financial statements or disclosures as a result of the adoption.
     In September 2006, FASB issued ASC 820, Fair Value Measurements and Disclosures, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. On January 1, 2008, we adopted the provisions of this ASC related to financial assets and liabilities and to nonfinancial assets and liabilities measured at fair value on a recurring basis and on January 1, 2009, we adopted the provisions related to nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. There was no material impact to our consolidated condensed financial statements related to these adoptions. Additionally, in April 2009, the FASB issued the following three accounting standards updates: (i) ASC 820, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (ii) ASC 320, Recognition and Presentation of Other-Than-Temporary Impairments, and (iii) ASC 825, Interim Disclosures about Fair Value of Financial Instruments, which collectively provide additional guidance and require additional disclosure regarding determining and reporting fair values for certain assets and liabilities. We adopted the three accounting standards updates in the second quarter of 2009 with no material impact to our consolidated condensed financial statements. The new disclosure requirements of ASC 825 are reflected in Note 10. Financial Instruments.
     In December 2007, the FASB issued an update to ASC 810, Consolidation, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary in an effort to improve the relevance, comparability and transparency of the financial information that a reporting entity provides. On January 1, 2009, we adopted this statement with no change to our consolidated condensed financial statements as amounts are immaterial.
     In December 2007, the FASB issued an update to ASC 805, Business Combinations, to establish principles and requirements for the recognition and measurement of assets, liabilities and goodwill, and requires that most transaction and restructuring costs related to the acquisition be expensed. We have applied the provisions of this ASC for business combinations with an acquisition date on or after January 1, 2009.
     In June 2008, the FASB issued an update to ASC 260, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that all unvested share-based payments that contain rights to non-forfeitable dividends are participating securities and shall be included in the computation of both basic and diluted earnings per share. On January 1, 2009, we adopted this ASC and have not applied the provisions to prior year quarters as the impact is immaterial.
     In March 2008, the FASB issued an update to ASC 815, Disclosures about Derivative Instruments and Hedging Activities, to require qualitative disclosures about objectives and strategies for using derivatives and quantitative data about the fair value of and gains and losses on derivative contracts. We adopted the new disclosure requirements in the first quarter of 2009 as reflected in Note 10. Financial Instruments.
     In December 2008, the FASB issued an update to ASC 715, Employers’ Disclosures about Postretirement Benefit Plan Assets, to require the disclosures of investment policies and strategies, major categories of plan assets, fair value measurement of plan assets and significant concentration of credit risks. We will adopt the new disclosure requirements in the fourth quarter of 2009.
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
     All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. The following additional factors, among others, with respect to the pending merger with BJ Services, could cause actual results to differ from those set forth in the forward-looking statements: the ability to obtain regulatory approvals for the transaction and the approval of the merger agreement by the stockholders of both parties: the risk that the cost savings and any other synergies from the transaction may not be realized or take longer to realize than expected; disruption from the transaction making it more difficult to maintain relationships with customers, employees or suppliers; the ability to successfully integrate the businesses; unexpected costs or unexpected liabilities that may arise from the transaction, whether or not consummated; the inability to retain key personnel; continuation or deterioration of current market conditions; the outcome of pending litigation; future regulatory or legislative actions that could adversely affect the companies; and the business plans of the customers of the respective parties. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in “Part II, Item 1A. Risk Factors” section contained herein, as well as the risk factors described in our 2008 Annual Report, this filing and those set forth from time to time in our filings with the SEC. These documents are available through our web site or through the SEC’s Electronic Data Gathering and Analysis Retrieval System (“EDGAR”) at http://www.sec.gov.
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
Foreign Currency Forward Contracts
     At September 30, 2009, we had outstanding foreign currency forward contracts with notional amounts aggregating $145 million to hedge exposure to currency fluctuations in various foreign currencies. These contracts are designated and qualify as fair value hedging instruments. The fair value of these contracts outstanding at September 30, 2009, was approximately $1 million which was included in other accrued liabilities in the consolidated condensed balance sheet. The fair value was determined using a model including quoted market prices for contracts with similar terms and maturity dates.
     The effect of foreign currency forward contracts on the consolidated condensed statement of operations for the three months ended September 30, 2009 was $3 million of foreign exchange gains, which are included in marketing, general and administrative expenses. These gains offset designated foreign exchange losses resulting from the underlying exposures of the hedged items.
Interest Rate Swaps
     In June 2009, we entered into two interest rate swap agreements (“the Swap Agreements”) for a notional amount of $250 million each in order to hedge changes in the fair market value of our $500 million 6.5% senior notes maturing on November 15, 2013. Under the Swap Agreements we receive interest at a fixed rate of 6.5% and pay interest at a floating rate of one-month Libor plus a spread of 3.67% on one swap and three-month Libor plus a spread of 3.54% on the second swap through November 15, 2013. The Swap Agreements are designated and each qualifies as a fair value hedging instrument. The fair value of the Swap Agreements at September 30, 2009, was $8 million and was based on quoted market prices for contracts with similar terms and maturity dates.
     The financial institutions that are counterparties to the Swap Agreements are primarily the lenders in our credit facilities. Under the terms of the credit support documents governing the Swap Agreements, the relevant party will have to post collateral in the event such party’s long-term debt rating falls below investment grade or is no longer rated.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this quarterly report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, as of September 30, 2009, our disclosure controls and procedures, as defined by Rule 13a-15(e) of the Exchange Act, are effective at a reasonable assurance level. There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business as well as the pending merger with BJ Services. See a further discussion of litigation matters in Note 14 of Notes to Unaudited Consolidated Condensed Financial Statements.
     For additional information see also, “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook” of this Form 10-Q and Item 3 of Part I of our 2008 Annual Report for additional discussion of legal proceedings.
ITEM 1A. RISK FACTORS
     As of the date of this filing, there have been no material changes from the risk factors previously disclosed in our “Risk Factors” in the 2008 Annual Report and the Form 10-Q for the period ended March 31, 2009 and the Form 10-Q for the period ended June 30, 2009 except as follows:
Many of our customers’ activity levels and spending for our products and services and ability to pay amounts owed us have been impacted by current economic conditions.
     Access to capital is dependent on our customers’ ability to access the funds necessary to develop economically attractive projects based upon their expectations of future energy prices, required investments and resulting returns. Limited access to external sources of funding has caused many customers to reduce their capital spending plans to levels supported by internally-generated cash flow. In addition, the combination of a reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may impact the ability of our customers to pay amounts owed to us. Starting in late 2008 and continuing through the third quarter of 2009, we are experiencing a delay in receiving payments from our customers in Venezuela. As of September 30, 2009, our accounts receivable in Venezuela totaled approximately 4% of our total accounts receivable. For the nine months ended September 30, 2009, Venezuela revenues were approximately 2% of our total consolidated revenues.
Failure to complete the merger with BJ Services could negatively affect the stock prices and our future business and financial results.
     Completion of the merger with BJ Services is not assured and is subject to risks, including the risks that approval of the transaction by stockholders of both Baker Hughes and BJ Services or by governmental agencies is not obtained or that certain other closing conditions are not satisfied. If the merger is not completed, our ongoing business may be adversely affected and will be subject to several risks, including the following:
•	having to pay certain significant costs relating to the merger without receiving the benefits of the merger, including in certain circumstances a termination fee of $175 million to the other party;
•	the attention of our management will have been diverted to the merger instead of on our operations and pursuit of other opportunities that may have been beneficial to us; and
•	resulting negative customer perception could adversely affect our ability to compete for, or to win, new and renewal business in the marketplace.
We will incur substantial transaction and merger-related costs as well as assume additional debt from BJ Services in connection with the merger and our stockholders will be diluted by the merger.
     We expect to incur a number of non-recurring transaction and merger-related costs associated with completing the merger with BJ Services, combining the operations of the two companies and achieving desired synergies. These fees and costs will be substantial. Additional unanticipated costs may be incurred in the integration of the businesses of Baker Hughes and BJ Services. Although we expect that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all. In addition, we will assume approximately $500 million of long-term debt from BJ Services.
     The merger will dilute the ownership position of our current stockholders who are expected to hold approximately 71.5% of the combined company’s common stock on a fully diluted basis immediately after the merger.

If the merger is completed, we will be subject to additional risks.
     The success of the merger will depend, in part, on our ability to realize these anticipated benefits from combining the businesses of Baker Hughes and BJ Services. However, to realize these anticipated benefits, we must successfully integrate the operations and personnel of BJ Services into our business. If we are not able to achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. Because we and BJ Services have operated and, until the completion of the merger, we will continue to operate independently, it is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees or the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, which could adversely affect the combined company’s ability to achieve the anticipated benefits of the merger. The combined company’s results of operations could also be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occur prior to the closing of the merger. Further, the size of the merger may make integration difficult, expensive and disruptive, adversely affecting our revenues after the merger. Failure to achieve the anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect our future business, financial condition, operating results and prospects. In addition, we may not be able to eliminate duplicative costs or realize other efficiencies from integrating the businesses to offset part or all of the transaction and merger-related costs incurred by us.
     Our performance following the merger, could be adversely affected if we are unable to retain certain key employees and to a greater extent by the skilled labor shortages of certain types of qualified personnel, including engineers, project managers, field supervisors, linemen and other qualified personnel, which both Baker Hughes and BJ Services have from time-to-time experienced. These shortages have also negatively impacted, and may continue to negatively impact, the productivity and profitability of certain projects. Our inability to bid on new and attractive projects, or maintain productivity and profitability on existing projects, including ones developed by BJ Services, due to the limited supply of skilled workers could negatively affect our profitability and results of operation.
     Upon consummation of the merger, a portion of our revenues will be derived from our North American operations and the pressure pumping services will account for approximately 20% of our revenue. Because of the current economic environment and related decrease in demand for energy, natural gas exploration and production in North America have decreased significantly from their peak levels in the summer of 2008. Warmer than normal winters in North America, among other factors, may adversely impact demand for natural gas and, therefore, demand for oilfield services. If the economic conditions deteriorate further or do not improve, the decline in natural gas exploration and production could cause a decline in the demand for the services and products of the combined company. Such decline could result in a significant adverse effect on our operating results and the expected benefits of the merger.
     We can not predict what, if any, actions may be taken by the DOJ, SEC, Baker Hughes’ independent monitor or other authorities or the effect either company’s activities may have on the consolidated financial statements of the combined company. If the DOJ or SEC were to take action for failure to comply with the U.S. Foreign Corrupt Practices Act or terms of agreements with such agencies, it could significantly affect our results of operations.
     Pending litigation against BJ Services, its directors and certain officers and Baker Hughes, which if not favorably resolved, could adversely affect our business, financial condition or results of operations following the merger.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table contains information about our purchases of equity securities during the three months ended September 30, 2009.
Issuer Purchases of Equity Securities

						Maximum
			Total			Number (or
			Number of			Approximate
			Shares			Dollar Value)
			Purchased as			of Shares that
	Total		Part of a		Total Number	May Yet Be
	Number	Average Price	Publicly		of Shares	Purchased
	of Shares	Paid Per	Announced	Average Price	Purchased in	Under the
Period	Purchased (1)	Share (1)	Program (2)	Paid Per Share (2)	the Aggregate	Program (3)

July 1-31, 2009	98	$41.46	—	$—	98	$—
August 1-31, 2009	8,367	37.23	—	—	8,367	—
September 1-30, 2009	2,532	37.55	—	—	2,532	—

Total	10,997	$37.34	—	$—	10,997	$1,197,127,803

(1)	Represents shares purchased from employees to pay the option exercise price related to stock-for-stock exchanges in option exercises or to satisfy the tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock units.

(2)	There were no share repurchases during the three months ended September 30, 2009.

(3)	Our Board of Directors has authorized a program to repurchase our common stock from time to time. During the third quarter of 2009, we did not repurchase shares of our common stock. We had authorization remaining to repurchase up to a total of $1,197 million of our common stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

*2.1	Agreement and Plan of Merger dated as of August 30, 2009, among Baker Hughes Incorporated, BSA Acquisition LLC and BJ Services Company (filed as Exhibit 2.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed August 31, 2009 and incorporated herein by reference).

31.1	Certification of Chad C. Deaton, Chief Executive Officer, dated November 5, 2009, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Peter A. Ragauss, Chief Financial Officer, dated November 5, 2009, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32	Statement of Chad C. Deaton, Chief Executive Officer, and Peter A. Ragauss, Chief Financial Officer, dated November 5, 2009, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Schema Document

**101.CAL	XBRL Calculation Linkbase Document

**101.LAB	XBRL Label Linkbase Document

**101.PRE	XBRL Presentation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

*	Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted schedule and annex to the SEC upon request.

**	Furnished with this Form 10-Q, not filed

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAKER HUGHES INCORPORATED (Registrant)
Date: November 5, 2009	By:	/s/ PETER A. RAGAUSS
Peter A. Ragauss
Senior Vice President and Chief Financial Officer

Date: November 5, 2009	By:	/s/ ALAN J. KEIFER
Alan J. Keifer
Vice President and Controller