Form 10-K
period 2009-12-31
BAKER HUGHES INC
filed 2010-02-26
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
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
SWX Swiss Exchange
Securities registered pursuant to Section 12(g) of the Act: None
               Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES ☐ NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐
               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
               Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The aggregate market value of the voting and non-voting common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price on June 30, 2009 reported by the New York Stock Exchange) was approximately $11,257,160,000.
                     As of February 19, 2010, the registrant has outstanding 311,904,517 shares of common stock, $1 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of Registrant’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Baker Hughes Incorporated
INDEX

Page
Part I

Item 1. Business	2
Item 1A. Risk Factors	12
Item 1B. Unresolved Staff Comments	18
Item 2. Properties	18
Item 3. Legal Proceedings	18
Item 4. Submission of Matters to a Vote of Security Holders	18
Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
Item 6. Selected Financial Data	21
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	39
Item 8. Financial Statements and Supplementary Data	41
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	77
Item 9A. Controls and Procedures	77
Item 9B. Other Information	77

Part III

Item 10. Directors, Executive Officers and Corporate Governance	77
Item 11. Executive Compensation	78
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	78
Item 13. Certain Relationships and Related Transactions, and Director Independence	80
Item 14. Principal Accountant Fees and Services	80

Part IV

Item 15. Exhibits and Financial Statement Schedules	80
EX-10.25
EX-10.30
EX-10.33
EX-10.37
EX-10.41
EX-10.48
EX-10.52
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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
Baker Hughes Incorporated
2929 Allen Parkway, Suite 2100
Houston, TX 77019-2118
Attention: Investor Relations
Telephone: (713) 439-8039
ABOUT BAKER HUGHES
     Baker Hughes is a major supplier of wellbore-related products and technology services and systems. We operate in over 90 countries around the world and our corporate headquarters is in Houston, Texas. We provide products and services for drilling and evaluation of oil and gas wells; completion and production of oil and gas wells; fluids and chemicals used in drilling oil and gas wells and producing hydrocarbons; and reservoir technology and consulting to the worldwide oil and natural gas industry. As of December 31, 2009, we had approximately 34,400 employees, of which approximately 61% work outside the United States.
     Prior to May 4, 2009, our business operations were organized primarily through seven product line divisions and secondarily through four super regions — North America; Latin America; Europe, Africa, Russia, Caspian (“EARC”); and Middle East, Asia Pacific (“MEAP”). On May 4, 2009, we reorganized the Company by geography and product lines. Global operations are now organized into a number of geomarket organizations, which report into nine region presidents, who in turn report into two hemisphere presidents. Separately, product-line marketing and technology organizations report to a president of products and technology. The presidents of the Eastern Hemisphere, Western Hemisphere, Products and Technology, and the Vice President of Supply Chain report to our Chief Operating Officer.
     The geographic organizations are responsible for sales, field operations and well site execution. The geographic reorganization of operations is intended to strengthen our client-focused operations by moving management into the countries where we conduct our business. Western Hemisphere operations consist of four regions — Canada, headquartered in Calgary, Alberta; U.S. Land and Gulf of Mexico, both headquartered in Houston, Texas; and Latin America, headquartered in Rio de Janeiro, Brazil. Eastern Hemisphere operations consist of five regions - Europe, headquartered in London, England; Africa, headquartered in Paris, France; Russia Caspian, headquartered in Moscow, Russia; Middle East, headquartered in Dubai, United Arab Emirates (“UAE”); and Asia Pacific, headquartered in Kuala Lumpur, Malaysia.

     The product-line marketing and technology organization is responsible for product development, technology, marketing and delivery of innovative and reliable solutions for our customers to advance their reservoir performance. The new organization is expected to improve cross-product-line technology development, sales processes and integrated operations capabilities.
     The supply chain organization is responsible for development of cost-effective procurement and manufacturing of our products and services. We have manufacturing operations in various countries, including, but not limited to, the United States (Texas, Oklahoma and Louisiana), the United Kingdom (Scotland and Northern Ireland), Germany (Celle), South America (Venezuela and Argentina) and the UAE (Dubai).
SEGMENTS
     At this time, we continue to review product line financial information as well as geographic information in deciding how to allocate resources and in assessing performance. Accordingly, we report our results under two segments: the Drilling and Evaluation segment and the Completion and Production segment. Collectively, we refer to the results of these two segments as Oilfield Operations. We have aggregated our product lines within each segment by aligning our product lines based upon the types of products and services provided to our customers and upon the business characteristics of the product lines during business cycles. The product lines have similar economic characteristics and the long-term financial performance of these product lines are affected by similar economic conditions. They also operate in the same markets, which include all of the major oil and natural gas producing regions of the world.
•	The Drilling and Evaluation segment consists of the following product lines: drilling fluids, drill bits, directional drilling, drilling evaluation services, wireline formation evaluation, wireline completion and production services and reservoir technology and consulting. The Drilling and Evaluation segment provides products and services used to drill and evaluate oil and natural gas wells as well as consulting services used in the analysis of oil and gas reservoirs.

•	The Completion and Production segment consists of the following product lines: wellbore construction and completion, specialty chemicals, artificial lift systems, permanent monitoring systems, chemical injection systems, integrated operations and project management. The Completion and Production segment provides equipment and services used from the completion phase through the productive life of oil and natural gas wells.
     For additional industry segment information for the three years ended December 31, 2009, see Note 13 of the Notes to Consolidated Financial Statements in Item 8 herein.
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
     The primary drivers of our customer’s buying decisions for drilling and evaluation products and services include reducing capital expenditures through drilling efficiency (total cost per foot or meter); reduction of non-productive time; product and service quality and reliability; and performance which can impact the productivity of the reservoir (wellbore placement and wellbore quality).
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
     Directional Drilling. Directional drilling services are used to guide a drill string along a predetermined path to drill a wellbore to optimally recover hydrocarbons from the reservoir. These services are used to accurately drill vertical wells, deviated or directional wells (which deviate from vertical by a planned angle and direction), horizontal wells (which are sections of wells drilled perpendicular or nearly perpendicular to vertical) and extended reach wells (which are wells of significant lateral reach or depth). We provide both conventional (using a steerable motor assembly and mud motor) and rotary based directional drilling systems.
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
     Mud Logging Services. We are also a provider of mud logging services, through which our engineers monitor the interaction between the drilling fluid and the formation and perform laboratory analysis of drilling fluids and examinations of the drill cuttings to detect the presence of hydrocarbons and identify the different geological layers penetrated by the drill bit.
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
     The primary drivers of our customer’s buying decisions for completion and production products and services include reducing operating expenditures through improving production rates and ultimate production; minimizing down time or lost production or the risk of lost production; the quality and reliability of the equipment; and reducing costs per barrel produced as well as lower capital expenditures.
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
     Oilfield Chemicals. We provide oilfield chemical programs for drilling, well stimulation, production, pipeline transportation and maintenance programs. Our products provide measurable increases in productivity, decreases in operating and maintenance costs and solutions to environmental problems. Examples of specialty oilfield chemical programs include emulsion breakers, corrosion inhibitors, and chemicals which inhibit the formation of paraffin (from organic material dissolved in crude oil), scale (from mineral-based contaminants dissolved in produced water), and natural gas hydrates.
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
Artificial Lift Systems
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
Integrated Operations and Project Management
     Integrated Operations and Project Management. We offer integrated operations and project management services to our customers. Integrated operations and project management is the process of coordinating the delivery of multiple product lines and services to a specific customer or project normally under a single contract or agreement, including the coordination of third-party products and services in addition to those which we may provide. Under a project management contract, we may be asked to assume responsibility for certain risks related to a project. These assumed risks may include the performance of our products and services, performance of products and services of third-party providers, or completion of the project in accordance with specified technical parameters or in a specified timeframe.
PENDING MERGER WITH BJ SERVICES
     On August 30, 2009, the Company and its subsidiary and BJ Services Company (“BJ Services”) entered into a merger agreement (the “Merger Agreement”) pursuant to which the Company will acquire 100% of the outstanding common stock of BJ Services in exchange for newly issued shares of the Company’s common stock and cash. BJ Services is a leading provider of pressure pumping and oilfield services. The Merger Agreement and the merger have been approved by the Board of Directors of both the Company and BJ Services. Consummation of the merger is subject to the approval of the stockholders of the Company and BJ Services’ stockholders at special meetings scheduled on March 19, 2010 subject to adjournment or postponement, regulatory approvals, and the satisfaction or waiver of various other conditions as more fully described in the Merger Agreement.
     Subject to receipt of all required approvals, it is anticipated that closing of the merger will occur in March of 2010. Under the terms of the Merger Agreement, each share of BJ Services common stock will be converted into the right to receive 0.40035 shares of the Company’s common stock and $2.69 in cash. Baker Hughes has estimated the total consideration expected to be issued and paid in the merger to be approximately $6.4 billion, consisting of approximately $0.8 billion to be paid in cash and approximately $5.6 billion to be paid through the issuance of approximately 118 million shares of Baker Hughes common stock valued at the February 11, 2010 closing share price of $46.68 per share. The value of the merger consideration will fluctuate based upon changes in the price of shares of Baker Hughes common stock and the number of BJ Services common shares and options outstanding at the closing date.
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

     Our primary competitors include the major diversified oil service companies such as Schlumberger, Halliburton and Weatherford, where the breadth of service capabilities as well as competitive position of each product line are the keys to differentiation in the market. We also compete with other competitors who may participate in only a few product lines, for example, Smith International, National Oilwell Varco, Champion Technologies, Inc., Nalco Holding Company, and Newpark Resources, Inc.
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
INTERNATIONAL OPERATIONS
     We operate in over 90 countries around the world. We have manufacturing operations internationally in various countries including, but not limited, to the United Kingdom, Germany, Venezuela, Argentina, and the UAE. The business operations of our two segments are organized around nine primary geographic regions. In the Western Hemisphere there are four regions: U.S. Land, Gulf of Mexico, Canada and Latin America. In the Eastern Hemisphere there are five regions: Europe, Africa, Russia Caspian, Middle East, and Asia Pacific. Through this structure, we have placed our management close to our customers, facilitating stronger customer relationships and allowing us to react more quickly to local market conditions and needs.
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
     Further information is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
RESEARCH AND DEVELOPMENT; PATENTS
     We are engaged in research and development activities directed primarily toward the improvement of existing products and services, the design of specialized products to meet specific customer needs and the development of new products, processes and services. For information regarding the amounts of research and development expense in each of the three years in the period ended December 31, 2009, see Note 1 of the Notes to Consolidated Financial Statements in Item 8 herein.
     We have followed a policy of seeking patent and trademark protection in numerous countries and regions through out the world for products and methods that appear to have commercial significance. We believe our patents and trademarks to be adequate for the conduct of our business, and aggressively pursue protection of our patents against patent infringement worldwide. No single patent or trademark is considered to be critical to our business.
SEASONALITY
     Our operations can be affected by seasonal weather, which can temporarily affect the delivery and performance of our products and services, as well as customers’ budgetary cycles for capital expenditures. The widespread geographic locations of our operations and the timing of seasonal events serve to reduce the impact of individual events. Examples of seasonal events which can impact our business include:
•	the severity and duration of the winter in North America can have a significant impact on gas storage levels and drilling activity for natural gas;

•	the timing and duration of the spring thaw in Canada directly affects activity levels due to road restrictions;

•	hurricanes can disrupt coastal and offshore drilling and production operations;

•	severe weather during the winter months normally results in reduced activity levels in the North Sea and Russia; and

•	large export orders which tend to be sold in the second half of a calendar year.
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
EMPLOYEES
     On December 31, 2009, we had approximately 34,400 employees, as compared with approximately 39,800 employees on December 31, 2008. Approximately 2,900 of these employees are represented under collective bargaining agreements or similar-type labor arrangements, of which the majority are outside the U.S. Based upon the geographic diversification of these employees, we believe any risk of loss from employee strikes or other collective actions would not be material to the conduct of our operations taken as a whole.
EXECUTIVE OFFICERS
     The following table shows, as of February 25, 2010, the name of each of our executive officers, together with his age and all offices presently held.

Name	Age

Chad C. Deaton	57	Chairman of the Board, President and Chief Executive Officer of the Company since February 2008. Chairman of the Board and Chief Executive Officer from 2004 to 2008. President and Chief Executive Officer of Hanover Compressor Company from 2002 to 2004. Senior Advisor to Schlumberger Oilfield Services from 1999 to 2001. Executive Vice President of Schlumberger from 1998 to 1999. Employed by the Company in 2004.

Peter A. Ragauss	52	Senior Vice President and Chief Financial Officer of the Company since 2006. Segment Controller of Refining and Marketing for BP plc from 2003 to 2006. Mr. Ragauss joined BP plc in 1998 as Assistant to the Group Chief Executive until 2000 when he became Chief Executive Officer of Air BP. Vice President of Finance and Portfolio Management for Amoco Energy International immediately prior to its merger with BP in 1998. Vice President of Finance for El Paso Energy International from 1996 to 1998 and Vice President of Corporate Development for Tenneco Energy in 1996. Employed by the Company in 2006.

Alan R. Crain	58	Senior Vice President and General Counsel of the Company since 2007. Vice President and General Counsel from 2000 to 2007. Executive Vice President, General Counsel and Secretary of Crown, Cork & Seal Company, Inc. from 1999 to 2000. Vice President and General Counsel from 1996 to 1999, and Assistant General Counsel from 1988 to 1996, of Union Texas Petroleum Holdings, Inc. Employed by the Company in 2000.

Martin S. Craighead	50	Senior Vice President and Chief Operating Officer effective April 30, 2009. Group President of Drilling and Evaluation since 2007 and Vice President of the Company from 2005 until April 30, 2009. President of INTEQ from 2005 to 2007. President of Baker Atlas from February 2005 to August 2005. Vice President of Worldwide Operations for Baker Atlas from 2003 to 2005 and Vice President, Marketing and Business Development for Baker Atlas from 2001 to 2003; Region Manager for Baker Atlas in Latin America and Asia and Region Manager for E&P Solutions from 1995 to 2001. Employed by the Company in 1986.

Name	Age

Russell J. Cancilla	58	Vice President, and Chief Security Officer, Health, Safety, Environment and Security of the Company since 2009. Chief Security Officer from June 2006 to January 2009. Vice President and Security Officer of Innovene from 2005 to 2006; Vice President, Resources & Capabilities for HSSE for BP from 2003 to 2005 and Vice President, Real Estate and Management Services for BP from 1998 to 2003. Employed by the Company in 2006.

Belgacem Chariag	47	Vice President of the Company and President Eastern Hemisphere Operations since 2009. Vice President/Director HSE of Schlumberger Limited from May 2008 to May 2009. President of Well Services, a Schlumberger product line, from 2006 to 2008. Vice President Strategic Marketing Oilfield Services for Europe, Africa and CIS of Schlumberger from 2004 to 2006. Various other positions at Schlumberger from 1989 to 2008. Employed by the Company in 2009.

Didier Charreton	46	Vice President, Human Resources of the Company since 2007. Group Human Resources Director of Coats Plc, a global company engaged in the sewing thread and needlecrafts industry, from 2002 to 2007. Business Development of ID Applications for Gemplus S.A., a global company in the Smart Card industry, from 2000 to 2001. Various human resources positions at Schlumberger from 1989 to 2000. Employed by the Company in 2007.

Alan J. Keifer	55	Vice President and Controller of the Company since 1999. Western Hemisphere Controller of Baker Oil Tools from 1997 to 1999 and Director of Corporate Audit for the Company from 1990 to 1996. Employed by the Company in 1990.

Jay G. Martin	58	Vice President, Chief Compliance Officer and Senior Deputy General Counsel of the Company since 2004. Shareholder at Winstead Sechrest & Minick P.C. from 2001 to 2004. Partner, Phelps Dunbar from 2000 to 2001 and Partner, Andrews & Kurth from 1996 to 2000. Employed by the Company in 2004.

Derek Mathieson	39	Vice President of the Company since December 2008. President, Products and Technology since May 2009. Chief Technology and Marketing Officer of the Company from December 2008 to May 2009. Chief Executive Officer of WellDynamics, Inc. from May 2007 to November 2008. Vice President Business Development, Technology and Marketing of WellDynamics, Inc. from April 2006 to May 2007; Technology Director and Chief Technology Officer from January 2004 to April 2006; Research and Development Manager from August 2002 to January 2004 and Reliability Assurance Engineer from April 2001 to August 2002 of WellDynamics, Inc. Well Engineer, Shell U.K. Exploration and Production 1997 to 2001. Employed by the Company in 2008.

John A. O’Donnell	61	Vice President of the Company since 1998 and President Western Hemisphere Operations since May 2009. President of Baker Petrolite Corporation from 2005 to May 2009. President of Baker Hughes Drilling Fluids from 2004 to 2005. Vice President, Business Process Development of the Company from 1998 to 2002; Vice President, Manufacturing, of Baker Oil Tools from 1990 to 1998 and Plant Manager of Hughes Tool Company from 1988 to 1990. Employed by the Company in 1975.

Arthur L. Soucy	47	Vice President Supply Chain of the Company since April 2009. Vice President, Global Supply Chain for Pratt and Whitney from 2007 to 2009. Sloan Fellows Program, Innovation and Global Leadership at Massachusetts Institute of Technology from 2006 to 2007. General Manager, Combustors, Augmenters and Nozzles of Pratt and Whitney from 2005 to 2006. Various managerial positions at Pratt and Whitney from 1995 to 2006. Employed by the Company in 2009.

Clifton N.B. Triplett	51	Vice President and Chief Information Officer of the Company since September 2008. Corporate Vice President, Motorola Global Services from 2007 to 2008 and Corporate Vice President and Chief Information Officer of Motorola’s Network and Enterprise Group from 2006 to 2007. Employed by General Motors from 1997 to 2006 as Global Information Systems Officer for Computing and Telecommunications Services from 2003 to 2006 and Global Manufacturing and Quality Information Systems Officer from 1997 to 2003. Employed by the Company in 2008.

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
     During the year ended December 31, 2009, we spent $35 million to comply with domestic and international standards regulating the discharge of materials into the environment or otherwise relating to the protection of the environment (collectively, “Environmental Regulations”). This cost includes the total spent on remediation projects at current or former sites, Superfund projects and environmental compliance activities, exclusive of capital expenditures. In 2010, we expect to spend approximately $43 million to comply with Environmental Regulations. During the year ended December 31, 2009, we incurred $22 million in capital expenditures for environmental control equipment, and we estimate we will incur approximately $24 million during 2010. Based upon current information, we believe that our compliance with Environmental Regulations will not have a material adverse effect upon our capital expenditures, earnings or competitive position because we have either established adequate reserves or our cost for that compliance is not expected to be material to our consolidated financial statements. Our total accrual for environmental remediation is $18 million and $17 million, which includes accruals of $6 million and $6 million for the various Superfund sites, at December 31, 2009 and 2008, respectively.
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
Demand for oil and natural gas is subject to factors beyond our control, which may adversely affect our operating results. Changes in the global economy or credit market could impact our customers’ spending levels and our revenues and operating results.
     Demand for oil and natural gas, as well as the demand for our services, is highly correlated with global economic growth, and in particular by the economic growth of countries such as the U.S., India, and China, as well as developing countries in Asia and the Middle East who are either significant users of oil and natural gas or whose economies are experiencing the most rapid economic growth compared to the global average. The past slowdown in global economic growth and recession in the developed economies resulted in reduced demand for oil and natural gas, increased spare productive capacity and lower energy prices. Weakness or deterioration of the global economy or credit market could reduce our customers’ spending levels and reduce our revenues and operating results. Incremental weakness in global economic activity, particularly in China, India, the Middle East and developing Asia will reduce demand for oil and natural gas and result in lower oil and natural gas prices. Incremental strength in global economic activity in such areas will create more demand for oil and natural gas and support higher oil and natural gas prices. In addition, demand for oil and natural gas could be impacted by environmental regulation, including “cap and trade” legislation, carbon taxes and the cost for carbon capture and sequestration related regulations.
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
Many of our customers’ activity levels and spending for our products and services and ability to pay amounts owed us have been impacted by economic conditions.
     Access to capital is dependent on our customers’ ability to access the funds necessary to develop economically attractive projects based upon their expectations of future energy prices, required investments and resulting returns. Limited access to external sources of funding has caused many customers to reduce their capital spending plans to levels supported by internally-generated cash flow. In addition, the combination of a reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may impact the ability of our customers to pay amounts owed to us. Starting in late 2008 and continuing through the fourth quarter of 2009, we experienced a delay in receiving payments from our customers in Venezuela. As of December 31, 2009, our accounts receivable in Venezuela totaled approximately 5% of our total accounts receivable. For the year ended December 31, 2009, Venezuela revenues were approximately 2% of our total consolidated revenues.

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
     A variety of regulatory developments, proposals or requirements have been introduced in the U.S. and various other countries that are focused on restricting the emission of carbon dioxide, methane and other gases. Among these developments are the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol” (an internationally applied protocol, which has been ratified in Canada, the Regional Greenhouse Gas Initiative or “RGGI” in the Northeastern United States, and the Western Regional Climate Action Initiative in the Western United States). Also, in 2007, the U.S. Supreme Court held in Massachusetts, et al. v. EPA that certain gases are an “air pollutant” under the federal Clean Air Act and thus subject to future regulation. These developments may curtail production and demand for fossil fuels such as oil and gas in areas of the world where customers of the company operate and thus adversely affect future demand for products and services of the company, which may in turn adversely affect future results of operations.
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
     Fluctuations in foreign currencies relative to the U.S. Dollar can impact our revenue and our costs of doing business. Most of our products and services are sold through contracts denominated in U.S. Dollars or local currency indexed to U.S. Dollars. Some revenue and some local expenses and some of our manufacturing costs are incurred in local currencies and therefore changes in the exchange rates between the U.S. Dollar and foreign currencies, particularly the British Pound Sterling, Euro, Canadian Dollar, Norwegian Krone, Russian Ruble, Australian Dollar, Brazilian Real and the Venezuelan Bolivar (which was devalued by the Venezuelan government in January 2010), can increase or decrease our revenue and expenses reported in U.S. Dollars and may impact our results of operations.
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
Risk Factors Related to the Merger with BJ Services
     Our expectations regarding our business may be impacted by the following risk factors related to the pending merger with BJ Services:
Failure to complete the merger with BJ Services could negatively affect our stock price and our future business and financial results.
     Completion of the merger with BJ Services is not assured and is subject to risks, including the risks that approval of the transaction by stockholders of both Baker Hughes and BJ Services is not obtained or that certain other closing conditions are not satisfied. If the merger is not completed, our ongoing business may be adversely affected and will be subject to several risks, including the following:
•	having to pay certain significant costs relating to the merger without receiving the benefits of the merger, including in certain circumstances a termination fee of $175 million to BJ Services;

•	the attention of our management will have been diverted to the merger instead of on our operations and pursuit of other opportunities that may have been beneficial to us; and

•	resulting negative customer perception could adversely affect our ability to compete for, or to win, new and renewal business in the marketplace.
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
     The merger will dilute the ownership position of our current stockholders who are expected to hold approximately 72.5% of the combined company’s common stock on a fully diluted basis immediately after the merger.

If the merger is completed, we will be subject to additional risks.
     The success of the merger will depend, in part, on our ability to realize these anticipated benefits from combining the businesses of Baker Hughes and BJ Services. However, to realize these anticipated benefits, we must successfully integrate the operations and personnel of BJ Services into our business. If we are not able to achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. Because we and BJ Services have operated independently and, until the completion of the merger, we will continue to operate independently, it is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees or the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, which could adversely affect the combined company’s ability to achieve the anticipated benefits of the merger. The combined company’s results of operations could also be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occur prior to the closing of the merger. Further, the size of the merger may make integration difficult, expensive and disruptive, adversely affecting our revenues after the merger. Failure to achieve the anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect our future business, financial condition, operating results and prospects. In addition, we may not be able to eliminate duplicative costs or realize other efficiencies from integrating the businesses to offset part or all of the transaction and merger-related costs incurred by us.
     Our performance following the merger, could be adversely affected if we are unable to retain and maintain high technology equipment and certain key employees and to a greater extent by the skilled labor shortages of certain types of qualified personnel, including engineers, project managers, field supervisors, linemen and other qualified personnel, which both Baker Hughes and BJ Services have from time-to-time experienced. These shortages have also negatively impacted, and may continue to negatively impact, the productivity and profitability of certain projects and can result in lost sales during periods of unanticipated demand. Our inability to bid on new and attractive projects, or maintain productivity and profitability on existing projects, including ones developed by BJ Services, due to the limited supply of high technology equipment and skilled workers could negatively affect our profitability and results of operation.
     In addition, the approval or regulatory requirements of certain government or regulatory agencies in connection with the merger could contain terms, conditions, or restrictions, such as the divestiture of assets or line of business that would be detrimental to the Company after the merger. Additionally, even after the statutory waiting period under the anti-trust laws and even after completion of the merger, governmental authorities could seek to block or challenge the merger as they deem necessary or desirable in the public interest. In addition, in some jurisdictions, a competitor, customer or other third party could initiate a private action under the antitrust laws challenging or seeking to enjoin the merger, before or after it is completed. The Company or BJ Services may not prevail and may incur significant costs in defending or settling any action under the anti-trust laws.
     Upon consummation of the merger, a portion of the combined company’s revenues will be derived from its North American operations. Because of the economic environment and related decrease in demand for energy, natural gas exploration and production in North America have decreased significantly from their peak levels in the summer of 2008. Many factors may adversely impact demand for natural gas and, therefore, demand for oilfield services. Further decline in natural gas exploration and production could cause a decline in the demand for the services and products of the combined company. Such decline could result in a significant adverse effect on our operating results and the expected benefits of the merger.
     In addition to disclosures in this annual report regarding the Company’s settlements, as further described in its SEC filings, BJ Services has voluntarily disclosed information found in its internal investigations to the DOJ and SEC and has engaged in discussions with these authorities in connection with their review of possible illegal payments. Neither BJ Services nor the Company can currently predict the outcome of its investigations, when any of these matters will be resolved, or what, if any, actions may be taken by the DOJ, SEC, Baker Hughes’ independent monitor or other authorities or the effect the actions may have on the business or consolidated financial statements of the combined company. If the DOJ or SEC were to take action for failure to comply with the U.S. Foreign Corrupt Practices Act or terms of agreements with such agencies, it could significantly affect our results of operations.
     While a settlement has been proposed in connection with the pending stockholder class action litigation against BJ Services, its directors and certain officers and Baker Hughes in connection with the merger, the litigation could adversely affect our business, financial condition or results of operations following the merger if the proposed settlement has not been completed.
Demand for the combined company’s products and services, including pressure pumping services, could be reduced or eliminated by governmental regulation or a change in the law.
     Upon completion of the merger, pressure pumping services will account for approximately 20% of the combined company’s revenue. Recently, legislation has been introduced in the United States Congress that would authorize the Environmental Protection

Agency to regulate hydraulic fracturing under the Clean Water Act. Such regulations could greatly reduce or eliminate demand for the combined company’s pressure pumping services. If such regulation were enacted, the combined company could suffer a significant decrease in revenue. We are unable to predict whether the proposed legislation or any other proposals will ultimately be enacted, and if so, the impact on the combined company’s business.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     We are headquartered in Houston, Texas and operate 46 principal manufacturing plants (including significant equipment repair facilities), ranging in size from approximately 10,000 to 300,000 square feet of manufacturing space. The total aggregate area of the plants is approximately 3.6 million square feet, of which approximately 2.4 million square feet (65%) are located in North America, 0.3 million square feet (8%) are located in Latin America, 0.8 million square feet (23%) are located in Europe, and a minimal amount of space is located in the Middle East, Asia Pacific region. Our principal manufacturing plants are located in: (i) North America - Houston, Texas; Broken Arrow, Claremore and Tulsa, Oklahoma; Lafayette, Louisiana; Calgary, Canada; (ii) Latin America — Maracaibo, Venezuela; Mendoza, Argentina; (iii) Europe, Africa, Russia, Caspian — Aberdeen and East Kilbride, Scotland; Celle, Germany; Belfast, Northern Ireland; and (vi) Middle East, Asia Pacific — Dubai, United Arab Emirates.
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

			Europe,
			Africa, Russia,	Middle East,
Segment	North America	Latin America	Caspian	Asia Pacific	Total

Completion and Production	20	3	4	2	29
Drilling and Evaluation	10	1	4	2	17
ITEM 3. LEGAL PROCEEDINGS
     The information with respect to Item 3. Legal Proceedings is contained in Note 15 of the Notes to Consolidated Financial Statements in Item 8 herein. We previously disclosed copies of the orders, agreements, settlements and deferred prosecution agreement, referenced in Note 15, and the same are incorporated by reference in this annual report as Exhibits 10.61 and 10.62 and 99.1 through 99.7.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock, $1.00 par value per share, is principally traded on the New York Stock Exchange. Our common stock is also traded on the SWX Swiss Exchange. As of February 19, 2010, there were approximately 238,600 stockholders and approximately 14,100 stockholders of record.
     For information regarding quarterly high and low sales prices on the New York Stock Exchange for our common stock during the two years ended December 31, 2009, and information regarding dividends declared on our common stock during the two years ended December 31, 2009, see Note 17 of the Notes to Consolidated Financial Statements in Item 8 herein.

     The following table contains information about our purchases of equity securities during the fourth quarter of 2009.
Issuer Purchases of Equity Securities

			Total			Maximum
			Number of			Number (or
			Shares		Total	Approximate
			Purchased		Number of	Dollar Value) of
			as Part of a		Shares	Shares that May
	Total Number	Average	Publicly	Average	Purchased	Yet Be
	of Shares	Price Paid	Announced	Price Paid	in the	Purchased Under
Period	Purchased(1)	Per Share(1)	Program(2)	Per Share(2)	Aggregate	the Program(3)

October 1-31, 2009	7,639	$45.33	—	$—	7,639	$—
November 1-30, 2009	—	—	—	—	—	—
December 1-31, 2009	10,932	39.09	—	—	10,932	—

Total	18,571	$41.66	—	$—	18,571	$1,197,127,803

(1)	Represents shares purchased from employees to pay the option exercise price related to stock-for-stock exchanges in option exercises or to satisfy the tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock units.

(2)	There were no share repurchases during the three months ended December 31, 2009.

(3)	Our Board of Directors has authorized a program to repurchase our common stock from time to time. During the fourth quarter of 2009, we did not repurchase any shares of our common stock. We had authorization remaining to repurchase up to a total of $1,197 million of our common stock.

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
     Comparison of Five-Year Cumulative Total Return * Baker Hughes Incorporated; S&P 500 Index and S&P 500 Oil and Gas Equipment and Services Index

	2004	2005	2006	2007	2008	2009
Baker Hughes	$100.00	$143.78	$177.82	$194.45	$77.66	$101.12
S&P 500 Index	100.00	104.91	121.48	128.15	80.74	102.22
S&P 500 Oil and Gas Equipment and Services Index	100.00	148.57	171.65	253.87	103.64	165.63

*	Total return assumes reinvestment of dividends on a quarterly basis.
     The comparison of total return on investment (change in year-end stock price plus reinvested dividends) assumes that $100 was invested on December 31, 2004 in Baker Hughes common stock, the S&P 500 Index and the S&P 500 Oil and Gas Equipment and Services Index.
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

	Year Ended December 31,
(In millions, except per share amounts)	2009	2008	2007	2006	2005

Revenues	$9,664	$11,864	$10,428	$9,027	$7,185
Costs and expenses:
Cost of revenues	7,397	7,954	6,845	5,876	5,024
Research and engineering	397	426	372	339	300
Marketing, general and administrative	1,120	1,046	933	878	628
Acquisition-related costs	18	—	—	—	—
Litigation settlement	—	62	—	—	—

Total costs and expenses	8,932	9,488	8,150	7,093	5,952

Operating income	732	2,376	2,278	1,934	1,233
Equity in income of affiliates	—	2	1	60	100
Gain on sale of product line	—	28	—	—	—
Gain on sale of interest in affiliate	—	—	—	1,744	—
Gain (loss) on investments	4	(25)	—	—	—
Interest expense	(131)	(89)	(66)	(69)	(72)
Interest and dividend income	6	27	44	68	18

Income from continuing operations before income taxes	611	2,319	2,257	3,737	1,279
Income taxes	(190)	(684)	(743)	(1,338)	(405)

Income from continuing operations	421	1,635	1,514	2,399	874
Income from discontinued operations, net of tax	—	—	—	20	5

Income before cumulative effect of accounting change	421	1,635	1,514	2,419	879
Cumulative effect of accounting change, net of tax	—	—	—	—	(1)

Net income	$421	$1,635	$1,514	$2,419	$878

Per share of common stock:
Income from continuing operations:
Basic	$1.36	$5.32	$4.76	$7.26	$2.58
Diluted	1.36	5.30	4.73	7.21	2.56
Dividends	0.60	0.56	0.52	0.52	0.48

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$1,595	$1,955	$1,054	$1,104	$774
Working capital (current assets minus current liabilities)	4,612	4,634	3,837	3,346	2,479
Total assets	11,439	11,861	9,857	8,706	7,807
Long-term debt	1,785	1,775	1,069	1,074	1,078
Stockholders’ equity	7,284	6,807	6,306	5,243	4,698

Notes To Selected Financial Data

(1)	Gain (loss) on investments. 2009 income from continuing operations includes a $4 million gain on the settlement of auction rate securities (“ARS”). 2008 income from continuing operations includes a charge for impairment loss of $25 million relating to ARS.

(2)	Litigation settlement. 2008 income from continuing operations includes a net charge of $62 million relating to the settlement of litigation with ReedHycalog.

(3)	Gain on sale of product line. 2008 income from continuing operations includes $28 million for the gain on the sale of the Completion and Production segment’s Surface Safety Systems (“SSS”) product line.

(4)	Equity in income of affiliates and gain on sale of interest in affiliate. On April 28, 2006, we sold our 30% interest in WesternGeco, a seismic venture we formed with Schlumberger in 2000, and recorded a gain of $1,744 million on the sale.

(5)	Discontinued operations. The selected financial data includes reclassifications to reflect Baker Supply Products Division, as discontinued operations.

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
     Prior to May 4, 2009, our business operations were organized primarily through seven product line divisions and secondarily through four super regions — North America; Latin America; Europe, Africa, Russia, Caspian (“EARC”); and Middle East, Asia Pacific (“MEAP”). On May 4, 2009, we reorganized the Company by geography and product lines. Global operations are now organized into a number of geomarket organizations, which report into nine region presidents, who in turn report into two hemisphere presidents. Separately, product-line marketing and technology organizations report to a president of products and technology. The presidents of the Eastern Hemisphere, Western Hemisphere, Products and Technology and the Vice President of Supply Chain report to our Chief Operating Officer. The reorganization of the Company by geography and product lines is intended to strengthen our client-focused operations by moving management into the countries where we conduct our business. The product-line organizations will continue to be responsible for product development and manufacturing, technology, marketing and delivery of solutions for our customers to advance their reservoir performance. The supply chain organization is responsible for development of cost-effective procurement and manufacturing of our products and services. The new organization structure will also improve cross-product-line technology development, sales processes and integrated operations capabilities. As of December 31, 2009, we had approximately 34,400 employees, with approximately 61% of these employees working outside the United States.
     During 2009, as the global economy continued to weaken many of our customers reduced their 2009 exploration and development spending, and we saw significant decreases from peak drilling activity, particularly in the U.S. land market and Canada. In addition, we experienced declines in prices for our products and services.
     For 2009 we generated revenues of $9.66 billion, which is down $2.20 billion or 19% compared to 2008 and compared to a 31% decrease in the worldwide average rig count for the same time period. Our North American revenues for 2009 were $3.58 billion, a decrease of 31% compared to a 42% decrease in the average rig counts in both the U.S. and Canada, which reflects the severe contraction in customer spending and activity. Revenues outside of North America were $6.08 billion, a decrease of 9% compared to 2008. As a result of the decline in activity and contractions in customer spending, during 2009 we took actions to adjust our operating cost base, which consisted primarily of reductions in workforce. In connection with the reductions in workforce, we recorded expenses of $92 million in 2009 related to employee severance costs. Net income for 2009 was $421 million compared to $1.64 billion in 2008.
     In late 2009 and early 2010, there was a modest improvement in the outlook for the global economy. In response to higher prices for oil and natural gas, many of our North American customers are anticipating an increase in drilling activity from year-end 2009 levels. While crude prices in the $70-$80/Bbl range are adequate to support many international projects, the outlook for international activity will be influenced by the degree to which the global economy improves, driving demand for oil and natural gas.
PENDING MERGER WITH BJ SERVICES
     On August 30, 2009, the Company and BJ Services entered into a merger agreement pursuant to which the Company will acquire 100% of the outstanding common stock of BJ Services. We have estimated the total consideration expected to be issued and paid in the merger to be approximately $6.4 billion, consisting of approximately $0.8 billion to be paid in cash and approximately $5.6 billion to be paid through the issuance of approximately 118 million shares of Baker Hughes common stock valued at the February 11, 2010 closing Baker Hughes share price of $46.68 per share. Subject to satisfaction of conditions to closing, it is anticipated that closing of the transaction will occur in March 2010; however, we cannot guarantee when or if the merger will be completed or that, if completed, it will be exactly on the terms as set forth in the merger agreement.

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
     In 2009, the impact of the global economic recession and the associated decline in oil and natural gas consumption and energy prices resulted in significant decreases in capital spending by our customers for exploration for and development of oil and natural gas resources. In the first half of 2009, spending continued to decline from the peak levels of September 2008 as evidenced by a 57% drop in the U.S. rig count from a peak of 2,031 rigs in September 2008 to a low of 876 rigs in June 2009 and a 15% drop in the international rig count from a peak of 1,108 rigs in September 2008 to a low of 947 rigs in August 2009. Prices for our products and services, particularly in the Drilling and Evaluation segment, declined significantly in the first half of 2009. In the second half of 2009, oil-driven activity began to increase in both the U.S. and international markets as oil prices improved and as the market began to anticipate a recovery of economic activity.
Oil and Natural Gas Prices
     Oil (Bloomberg West Texas Intermediate (WTI) Cushing Crude Oil Spot Price) and natural gas (Bloomberg Henry Hub Natural Gas Spot Price) prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	2009	2008	2007

Oil prices ($/Bbl)	$61.99	$99.92	$72.23
Natural gas prices ($/mmBtu)	3.94	8.89	6.96
     Oil prices averaged $61.99/Bbl in 2009. The year 2009 began with oil prices trading near $46/Bbl in early January. In response to a weakening outlook for the worldwide economy and for oil consumption, oil prices decreased through early February reaching a low for the year of $33.98/Bbl. In mid-2009, oil prices began to increase, driven in part by an improving outlook for the global economy. Oil prices reached a high of $81.04 /Bbl in late October, thereafter trading in the mid-to-high $70/Bbl range for the balance of the year.
     Natural gas prices averaged $3.94/mmBtu for the year 2009. The year 2009 began with natural gas prices in the high $5/mmBtu range. However, weakness in the U.S. economy and expectations for a decline in demand, particularly in the industrial sector, led to weakening gas prices through the third quarter of the year. In early September, the price of natural gas hit a low for the year of $1.88/mmBtu as strong production data, coupled with a weak demand outlook, led to expectations that natural gas inventories would rise to record levels at the end of the annual injection season. Natural gas prices increased in late December as colder-than-normal temperatures led to strong withdrawals of natural gas from storage.
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
     Rigs in the U.S. are counted as active if, on the day the count is taken, the well being drilled has been started but drilling has not been completed and the well is anticipated to be of sufficient depth to be a potential consumer of our drill bits. Rigs in Canada are counted as active if data obtained by the Canadian Association of Oilwell Drillers and Contractors indicates that drilling operations have occurred during the week and we are able to verify this information. In most international areas, rigs are counted as active if drilling operations have taken place for at least 15 days during the month. In some active international areas where better data is available, we compute a weekly or daily average of active rigs. In international areas where there is poor availability of data, the rig counts are estimated from third-party data. The rig count does not include rigs that are in transit from one location to another, rigging up, being used in non-drilling activities, including production testing, completion and workover, and are not expected to be significant consumers of drill bits.
     Our rig counts are summarized in the table below as averages for each of the periods indicated.

	2009	2008	2007

U.S. — land and inland waters	1,046	1,814	1,695
U.S. — offshore	44	65	73
Canada	222	382	343

North America	1,312	2,261	2,111

Latin America	356	384	355
North Sea	43	45	48
Other Europe	41	53	29
Africa	62	65	66
Middle East	252	280	265
Asia Pacific	243	252	241

Outside North America	997	1,079	1,004

Worldwide	2,309	3,340	3,115

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
     The table below details certain consolidated statement of operations data and their percentage of revenues (dollar amounts in millions).

	2009		2008		2007
	$	%	$	%	$	%

Revenues	$9,664	100%	$11,864	100%	$10,428	100%
Cost of revenues	7,397	77%	7,954	67%	6,845	66%
Research and engineering	397	4%	426	4%	372	4%
Marketing, general and administrative	1,120	12%	1,046	9%	933	9%
Revenues:
2009 Compared to 2008

	Twelve Months Ended
	December 31,		Increase
	2009	2008	(decrease)	% Change

Geographic Revenues:
North America	$3,584	$5,178	$(1,594)	(31)%
Latin America	1,134	1,127	7	1%
Europe, Africa, Russia, Caspian	2,925	3,386	(461)	(14)%
Middle East, Asia Pacific	2,021	2,173	(152)	(7)%

Total revenues	$9,664	$11,864	$(2,200)	(19)%

     Revenues for 2009 decreased $2.20 billion or 19% compared to 2008 primarily due to a decrease in activity as evidenced by a 31% decline in the worldwide rig count, and to a lesser extent, pricing pressure on our products and services.

North America
     Revenues in North America, which accounted for 37% of total revenues, decreased 31% in 2009 compared to 2008, due to a sharp reduction in rig count and activity. U.S. revenues from our Drilling & Evaluation segment decreased 47% in 2009, compared to a 42% reduction in the U.S. land and inland water rig count and a 32% reduction in the U.S. offshore rig count. U.S. revenues from our Completion & Production segment, which is impacted less by changes in the rig count, were down 16% in 2009 compared to 2008. Canada revenues decreased 23% compared to a 42% decrease in the rig count reflecting challenging economics for Canadian natural gas producers.
Outside North America
     Revenues outside North America, which accounted for 63% of total revenues, decreased 9% in 2009 compared to 2008, in line with the 8% decrease in the rig count outside North America
     Latin America revenues increased 1% compared to a 7% decrease in the rig count. The improved revenue in Latin America was led by directional drilling systems in Mexico/Central America, Brazil and the Andean geomarkets; drilling fluids in the Brazil geomarket; and drill bits and completions and production systems in the Mexico/Central America geomarket.
     Europe, Africa, Russia, Caspian revenues decreased 14% in 2009 compared to 2008. The revenue decline in the region was broad-based, across all product lines and geographies within the region. The largest revenue decreases occurred in the Russia, U.K., Norway and Caspian geomarkets.
     Middle East, Asia Pacific revenues decreased 7% in 2009 compared to 2008. Middle East revenues decreased 11% compared to a 10% decrease in the rig count. Asia Pacific revenues were down 3% in line with a 4% decrease in the rig count. The largest revenue declines occurred in the Saudi Arabia/Bahrain, Egypt, Indonesia and North Asia geomarkets.
2008 Compared to 2007

	Twelve Months Ended
	December 31,		Increase
	2008	2007	(decrease)	% Change

Geographic Revenues:
North America	$5,178	$4,441	$737	17%
Latin America	1,127	903	224	25%
Europe, Africa, Russia, Caspian	3,386	3,076	310	10%
Middle East, Asia Pacific	2,173	2,008	165	8%

Total revenues	$11,864	$10,428	$1,436	14%

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
     Europe, Africa, Russia, Caspian revenues increased 10%. The improved revenue in the region was led by all product lines across both segments in Norway and Libya; and completion systems as well as multiple product lines in the Drilling and Evaluation segment in both Kazakhstan and Russia partially offset by lower drilling activity in the U.K.
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
Cost of Revenues
     Cost of revenues as a percentage of revenues was 77% and 67% for 2009 and 2008, respectively. The increase was primarily due to significant declines in activity worldwide resulting in excess manufacturing capacity, lower utilization of our rental tools and price deterioration, primarily in North America. Additional contributing factors to this increase include costs associated with employee severance of $73 million; an increase in the net provision for doubtful accounts of $73 million; and a change in the geographic and product mix from the sale of our products and services as we continue to emphasize productivity and cost improvements.
     Cost of revenues as a percentage of revenues was 67% and 66% for 2008 and 2007, respectively. The increase was primarily due to a change in the geographic and product mix from the sale of our products and services and increasingly competitive conditions and pricing pressures, particularly in North America. In addition, higher raw material costs and labor costs contributed to the increase.
Research and Engineering
     Research and engineering expenses decreased 7% in 2009 compared with 2008. The decrease is in line with the decrease in activity; however, we continue to be committed to developing and commercializing new technologies as well as investing in our core product offerings. The decrease is offset by $5 million associated with employee severance. Research and development costs decreased 12% in 2009 compared with 2008.
     Research and engineering expenses increased 15% in 2008 compared with 2007. Research and development costs increased 12% in 2008 compared with 2007. During 2007, we opened the first phase of the Center for Technology and Innovation in Houston, Texas. This facility focuses on research and development of completion and production systems in harsh environments. The second phase was completed in 2008.
Marketing, General and Administrative
     Marketing, general and administrative (“MG&A”) expenses increased 7% in 2009 compared with 2008. This increase resulted primarily from an increase in costs associated with enterprise-wide accounting system implementations and reorganization activities of $46 million, and employee severance of $14 million. These increases were partially offset by lower marketing and compliance related expenses.
     MG&A expenses increased 12% in 2008 compared with 2007. This increase corresponds with increased activity and resulted primarily from higher employee related costs including compensation, training and benefits, higher marketing expenses as a result of increased activity and an increase in legal, tax and other compliance related expenses. These increases were partially offset by foreign exchange gains.
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
Gain (Loss) on Investments
     The Company had investments in auction rate securities (“ARS”) that represent interests in three variable rate debt securities. These are credit linked notes and generally combine low risk assets and credit default swaps (“CDS”) to create a security that pays interest from the assets’ coupon payments and the periodic sale proceeds of the CDS. Since September 2007, we had been unable to sell our ARS investments because of unsuccessful auctions. We estimated the fair value of our ARS investments based on the underlying structure of each security and their collateral values, including assessments of counterparty credit quality, default risk underlying the security, expected cash flows, discount rates and overall capital market liquidity. In December 2008, we recorded an impairment loss of $25 million, to record the ARS to fair value. In December 2009, we sold the ARS for $15 million and recorded a gain of $4 million.
Interest Expense and Interest and Dividend Income
     Interest expense increased $42 million in 2009 compared with 2008 and increased $23 million in 2008 compared with 2007. These increases are primarily due to the new long-term debt issuances of $1.25 billion in October 2008, resulting in higher average debt levels throughout 2009 and 2008.
     Interest and dividend income decreased $21 million in 2009 compared with 2008 and decreased $17 million in 2008 compared with 2007. The decrease in both years was primarily due to a reduction of the average interest rate earned, partially offset by an increase in the average investment balance.
Income Taxes
     Our effective tax rates in 2009, 2008 and 2007 are 31.1%, 29.5%, and 32.9% respectively, which are lower than the U.S. statutory income tax rate of 35% due to lower rates of tax on certain international operations offset by state income taxes.
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
OUTLOOK
     This section should be read in conjunction with the factors described in “Part I, Item 1A. Risk Factors” and in the “Forward-Looking Statements” section in this Part I, Item 7, both contained herein. These factors could impact, either positively or negatively, our expectation for: oil and natural gas demand; oil and natural gas prices; exploration and development spending and drilling activity; and production spending.
     Our industry is cyclical, and past cycles have been driven primarily by alternating periods of ample supply or shortage of oil and natural gas relative to demand. As an oilfield services company, our revenue is dependent on spending by our customers for oil and natural gas exploration, field development and production. This spending is dependent on a number of factors, including our customers’ forecasts of future energy demand, their expectations for future energy prices, their access to resources to develop and produce oil and gas and their ability to fund their capital programs.
     The recovery from the global economic recession is expected to be the primary driver impacting the 2010 business environment. As the worldwide economy recovers, demand for hydrocarbons will increase. The largest incremental demands for oil are expected to be generated by China, India and the Middle East. Increasing oil demand along with the weakness in the U.S. Dollar relative to other currencies is expected to support oil prices between $60/Bbl and $85/Bbl. In North America, the 12-month futures price for natural gas, as quoted in February 2010, has been trading above $6/mmBtu, offering operators an opportunity to hedge future gas production and lock-in an attractive return regardless of near-term spot prices. As a result of improved cash flow and outlook for stronger economic growth, our customers are expected to increase their spending to explore for and develop oil and natural gas in 2010 compared to 2009. Capital discipline on the part of our competitors, attrition of existing rental fleets and rising demand are expected to result in an environment that we believe will support increasing prices for our products and services in some markets by the second half of 2010.
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
     In North America, the outlook for spending in 2010 will be significantly influenced by the outlook for the natural gas industry. The lack of recovery in industrial demand for natural gas in conjunction with a rebound in the gas-directed rig count from mid-2009 lows and continued advances in horizontal drilling and advanced fracturing and completion technologies has led to increasing rates of initial production in the unconventional gas fields, resulting in high levels of gas production relative to demand. Natural gas prices have recovered from low levels reached in the third and fourth quarters of 2009 in response to colder weather throughout much of the U.S. The increase in oil-directed drilling in the U.S. reflects the rise in oil prices from low levels in the first half of 2009.
     Expectations for Oil Prices - Due to improved expectations for the global economy, demand for oil is expected to increase in a range from 0.8 million to 1.1 million barrels per day in 2010 relative to 2009. Non-OPEC supply growth is expected to increase modestly in 2010 related to 2009 and is expected to increase in a range of between 100 thousand to 310 thousand barrels per day. Decreased demand and moderate growth in non-OPEC production are expected to pressure OPEC to manage its production levels to support oil prices. Inventories and spare productive capacity, which buffer oil markets from supply disruptions, are expected to increase as the gap between increasing supply and decreasing demand grows. In its February 2010 STEO report, the DOE forecasted oil prices (West Texas Intermediate) to average $81/Bbl in the second half of 2010, increasing to an average of $84/Bbl in 2011.
     Expectations for North America Natural Gas Prices - The lack of overall demand growth, increasing gas-directed rig count and improving rates of initial production from new gas wells are expected to keep natural gas prices from increasing dramatically in 2010. In its February 2010 STEO report, the DOE forecasted that U.S. natural gas prices would average $5.37/mmBTU in 2010. The DOE forecasts gas prices to increase to an average of $5.86/mmBTU in 2011.
     Our capital expenditures are expected to be approximately $1.1 billion to $1.2 billion for 2010, including approximately $350 million to $400 million that we expect to spend on infrastructure, primarily outside North America, but excluding the pending BJ Services merger and any other acquisitions. A significant portion of our planned capital expenditures can be adjusted to reflect changes in our expectations for future customer spending. We expect to manage our capital expenditures to match market demand.
COMPLIANCE
     We do business in over 90 countries, including approximately one-half of the 40 countries having the lowest scores, which indicates high levels of corruption, in Transparency International’s Corruption Perception Index survey for 2009. We devote significant resources to the development, maintenance and enforcement of our Business Code of Conduct policy, our anti-bribery compliance policies, our internal control processes and procedures and other compliance related policies. Notwithstanding the devotion of such resources, and in part as a consequence thereof, from time to time we discover or receive information alleging potential violations of laws and regulations, including the FCPA and our policies, processes and procedures. We conduct internal investigations of these potential violations and take appropriate action depending upon the outcome of the investigation.
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
     Our Chief Compliance Officer (“CCO”) oversees the development, administration and enforcement of our Business Code of Conduct, as well as legal compliance standards, policies, procedures and processes. The CCO reports directly to the Senior Vice President and General Counsel and the Chairman of the Audit/Ethics Committee of our Board of Directors. The CCO has ready access to all of the other senior officers of the Company. Our legal compliance group includes our CCO, International Trade Counsel, Region Compliance Counsel, FCPA due diligence counsel, specialized investigative counsel, as well as labor and employment counsel. The legal compliance group and our other company attorneys located throughout the world are available to answer legal questions regarding the Compliance Program and provide assistance to employees.
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
     Highlights of our Compliance Program, including enhancements or additions as a result of the independent monitor’s recommendations, include the following:
•	We have a comprehensive employee compliance training program covering substantially all employees. This includes requiring all employees to take web-based FCPA training and testing modules, which are available in numerous languages; mandatory global, in-person, customized training on anti-bribery compliance for key managers, customs/logistics personnel, sponsors of commercial sales representatives, persons dealing with petty cash, invoice coding and approval, and expense account approval, sales/marketing personnel dealing with national oil companies and specially designed training for all new employees. In addition, our programs allow us to verify the prompt training of new employees regarding our Core Values, Business Code of Conduct and Compliance Standards;

•	We have comprehensive internal policies over such areas as facilitating payments; travel, entertainment, gifts and charitable donations connected to non-U.S. government officials; payments to non-U.S. commercial sales representatives; due diligence procedures for commercial sales representatives, processing consultants and professional consultants; non-U.S. community contributions; real estate transactions in selected countries; and the use of non-U.S. police or military organizations for security purposes. In addition, we have country-specific guidance for customs standards, export and re-export controls, economic sanctions and antiboycott laws;

•	We have a special compliance committee, which is made up of senior officers, that meets no less than twice a year to review the oversight reports for all active commercial sales representatives;

•	We use technology to monitor and report on compliance matters, including a web-based antiboycott reporting tool and a global trade management software tool;

•	We have a whistleblower program designed to encourage reporting of any ethics or compliance matter without fear of retaliation including a worldwide Business Helpline operated by a third party and currently available toll-free in 150 languages to ensure that our helpline is easily accessible to employees in their own language;

•	We have a Blue Ribbon Panel comprised of well-known outside experts advising us in the areas of securities and compliance laws;

•	We have continued our reduction of the use of commercial sales representatives (“CSRs”) and processing agents, including the reduction of customs agents. We have also continued to enhance our channels of communication regarding agents while streamlining our compliance due diligence process for agents, including more clearly delineating the responsibilities of participants in the compliance due diligence process. We have adopted a risk-based compliance due diligence procedure for professional agents, enhancing our process for classifying distributors and creating a formal policy to guide business personnel in determining when subcontractors should be subjected to compliance due diligence. We have also instituted a program to ensure that each of our internal sponsors regularly reviews their CSRs, including a review with senior management;
•	We have adopted a risk-based compliance due diligence procedure for processing and professional agents, enhancing our process for classifying distributors and creating a formal policy to guide business personnel in determining when subcontractors should be subjected to compliance due diligence;
•	We have reviewed and expanded the use of our centralized finance organization including further implementation of our enterprise-wide accounting system and company-wide policies regarding expense reporting, petty cash, the approval of invoice payments and general ledger account coding. We also have consolidated our divisional audit functions and redeployed some of these resources for corporate audits. Further, we have restructured our corporate audit function, and are incorporating additional anti-corruption procedures into some of our audits, which are applied on a country-wide basis. We are also continuing to refine and enhance our procedures for FCPA compliance reviews, risk assessments, and legal audit procedures;
•	We continue to work to ensure that we have adequate legal compliance coverage around the world, including the coordination of compliance advice and training across all regions and countries where we do business. We have also worked to create simplified summaries, flow charts, and FAQs (Frequently Asked Questions) to accompany each of our compliance related policies and we are supplementing our existing policies. At the same time, we are taking steps to achieve further centralization of our customs and logistics function including the development of uniform and simplified customs policies and procedures. We are also developing uniform procedures for the verification and documentation of services provided by customs agents and a training program in which customs and logistics personnel receive specialized training focused specifically on risks associated with the customs process. We have also adopted a written plan for reviewing and reducing the number of our customs agents and freight forwarders;
•	We are continuing to centralize our human resources function, including creating consistent standards for pre-hire screening of employees, the screening of existing employees prior to promoting them to positions where they may be exposed to corruption-related risks, and creating a uniform policy for on-boarding training. We are implementing a training program that identifies employees for compliance training and sets appropriate training schedules based on job function and risk profile in addition to employment grade. Further, the contents of our training programs are being tailored to address the different risks posed by different categories of employees. We are supplementing our FCPA electronic training module while taking steps to ensure that training is available in the principal local languages of our employees and that local anti-corruption laws are discussed as part of our compliance training. We have also worked to ensure that our helpline is easily accessible to employees in their own language as well as taking actions to counter any cultural norms that might discourage employees from using the helpline. We continue to provide a regular and consistent message from senior management that compliance with our Code of Conduct is obligatory, everyone at Baker Hughes is accountable for upholding its requirements, and emphasizes that compliance is a positive factor in the continued success of our business.
LIQUIDITY AND CAPITAL RESOURCES
     Our objective in financing our business is to maintain adequate financial resources and access to sufficient liquidity. At December 31, 2009, we had cash and cash equivalents of $1.59 billion and $1.0 billion available for borrowing under committed revolving credit facilities with commercial banks. We have a shelf registration statement on file with the SEC, which positions us to raise additional funds in the capital market as deemed appropriate.
     During the first half of 2009, the declines in commodity prices led to reductions in cash flows of many of our customers. In addition, the tight credit markets and increased costs of borrowing affected the availability of credit. These factors may have adverse effects on the financial condition of our customers, which may result in delays, partial payment or non-payment of amounts owed to us thus negatively impacting our operating cash flows. During the second half of 2009, the capital markets improved and allowed some of our customers renewed access.
     Our capital planning process is focused on utilizing cash flows generated from operations in ways that enhance the value of our company. In 2009, we used cash to pay for a variety of activities including working capital needs, dividends, debt maturities and capital expenditures.

Cash Flows
     Cash flows provided (used) by continuing operations by type of activity were as follows for the years ended December 31 (in millions):

	2009	2008	2007

Operating activities	$1,239	$1,614	$1,475
Investing activities	(966)	(1,170)	(620)
Financing activities	(675)	541	(593)
     Statements of cash flows for entities with international operations that are local currency functional exclude the effects of the changes in foreign currency exchange rates that occur during any given year, as these are noncash changes. As a result, changes reflected in certain accounts on the consolidated statements of cash flows may not equal the changes in corresponding accounts on the consolidated balance sheets.
Operating Activities
     Cash flows from operating activities provided $1,239 million for the year ended December 31, 2009 compared with $1,614 million for the year ended December 31, 2008. This decrease in cash flows of $375 million is primarily due to a decrease in net income offset by the change in net operating assets and liabilities that provided more cash in 2009 compared to 2008.
     The underlying drivers in 2009 of the changes in operating assets and liabilities are as follows:
•	A decrease in accounts receivable provided $399 million in cash compared with using $515 million in 2008. The change in accounts receivable was primarily due to the decrease in activity offset by an increase in the days sales outstanding (defined as the average number of days our net trade receivables are outstanding based on quarterly revenues) by approximately nine days, reflecting a slowdown in customer payments.
•	Inventory provided $240 million in cash compared with using $371 million in 2008 due to activity decreases.
•	A decrease in accounts payable used $89 million in cash in 2009 compared with providing $242 million in cash in 2008. This decrease in accounts payable corresponds with the decrease in operating assets to support decreased activity.
•	Accrued employee compensation and other accrued liabilities used $130 million in cash in 2009 compared with providing $90 million in cash in 2008. The change was primarily due to an increase in payments in 2009 compared to 2008 primarily related to employee bonuses earned in 2008 but paid in 2009.
•	Our contributions to our defined benefit pension plans in 2009 and 2008 totaled $15 million in each year.
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
     The underlying drivers in 2008 of the changes in operating assets and liabilities are as follows:
•	An increase in accounts receivable used $515 million in cash in 2008 compared with using $309 million in cash in 2007. This increase in accounts receivable was primarily due to the increase in revenues. Days sales outstanding (defined as the average number of days our net trade receivables are outstanding based on quarterly revenues) remained flat.
•	A build up in inventory related to increased activity used $371 million in cash in 2008 compared with using $142 million in cash in 2007.
•	An increase in accounts payable provided $242 million in cash in 2008 compared with providing $26 million in cash in 2007. This increase in accounts payable was primarily due to an increase in operating assets to support increased activity.
•	Accrued employee compensation and other accrued liabilities provided $90 million in cash in 2008 compared with using $139 million in cash in 2007. The increase in cash was primarily due to payments made in 2007 that were greater than payments made in 2008 including payments related to employee bonuses, non-income tax liabilities and the payment of $44 million related to the settlement of the investigations by the SEC and DOJ.
•	Our contributions to our defined benefit pension plans in 2008 were $15 million compared to 2007 contributions of $21 million, a decrease of $6 million driven primarily by the change in exchange rates in non-U.S. locations.
Investing Activities
     Our principal recurring investing activity is the funding of capital expenditures to support the appropriate levels and types of rental tools we have in place to generate revenues from operations. Expenditures for capital assets totaled $1,086 million, $1,303 million and $1,127 million for 2009, 2008 and 2007, respectively. While the majority of these expenditures were for rental tools, including wireline tools, and machinery and equipment, we have also increased our spending on new facilities, expansions of existing facilities and other infrastructure projects.
     Proceeds from disposal of assets were $163 million, $222 million and $179 million for 2009, 2008 and 2007, respectively. These disposals relate to rental tools that were lost-in-hole, as well as machinery, rental tools and equipment no longer used in operations that were sold throughout the year.
     We routinely evaluate potential acquisitions of businesses of third parties that may enhance our current operations or expand our operations into new markets or product lines. We may also from time to time sell business operations that are not considered part of our core business. During 2009, we paid $47 million, net of cash acquired of $4 million, for several acquisitions and as a result, recorded $9 million of goodwill and $22 million of intangible assets. We also paid $11 million for additional purchase price consideration for past acquisitions.
     In 2008, we paid an aggregate of $120 million for acquisitions of businesses, the most significant of which were the acquisitions for our reservoir technology and consulting group, in which we paid cash of $72 million, including $4 million of direct transaction costs and net of cash acquired of $5 million. As a result of these acquisitions, we recorded $45 million of goodwill and $45 million of intangible assets.
     In 2008, we sold the assets associated with the Completion and Production segment’s Surface Safety Systems product line and received cash proceeds of $31 million.
     Prior to September 2007, we invested in auction rate securities. We limited our investments in auction rate securities (“ARS”) to non mortgage-backed securities that, at the time of the initial investment, carried an AAA (or equivalent) rating from a recognized rating agency. In December 2008, we recorded an impairment loss of $25 million on these investments. In December 2009, we sold the ARS for $15 million and recorded a gain of $4 million.
     In 2007, we received $10 million in proceeds from the sale of our equity investment in Toyo Petrolite Company Ltd.
Financing Activities
     We had net repayments of commercial paper and other short-term debt of $16 million in 2009, and net borrowing of commercial paper and short-term debt of $15 million and $14 million in 2008 and 2007, respectively. In addition, in the first quarter of 2009, we repaid $525 million of maturing long-term debt. Total debt outstanding at December 31, 2009 was $1.80 billion, a decrease of $533 million compared with December 31, 2008. The total debt to total capitalization (defined as total debt plus stockholders’ equity) ratio was 0.20 at December 31, 2009 and 0.25 at December 31, 2008.
     On October 28, 2008, we sold $500 million of 6.50% Senior Notes that will mature November 15, 2013, and $750 million of 7.50% Senior Notes that will mature November 15, 2018 (collectively, the “Notes”). Net proceeds from the offering were $1,235 million after deducting the underwriting discounts and expenses of the offering. We used a portion of the net proceeds to repay outstanding commercial paper, as well as to repay $325 million aggregate principal amount of our outstanding 6.25% notes, which matured on January 15, 2009, and $200 million aggregate principal amount of our outstanding 6.00% notes, which matured on February 15, 2009. We used the remaining net proceeds from the offering for general corporate purposes. The Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior indebtedness; senior in right of payment to any future subordinated indebtedness; and effectively junior to our future secured indebtedness, if any, and to all existing and future indebtedness of our subsidiaries. We may redeem, at our option, all or part of the Notes at any time, at the applicable make-whole redemption prices plus accrued and unpaid interest to the date of redemption.

     We received proceeds of $51 million, $87 million and $67 million in 2009, 2008 and 2007, respectively, from the issuance of common stock through the exercise of stock options and the employee stock purchase plan.
     Our Board of Directors has authorized a program to repurchase our common stock from time to time. During 2007, we repurchased 6 million shares of common stock at an average price of $81.25 per share for a total of $521 million. During 2008, we repurchased 9 million shares of our common stock at an average price of $68.12 per share for a total of $627 million. During 2009, we did not repurchase any shares of common stock. We had authorization remaining to repurchase approximately $1.2 billion in common stock at the end of 2009.
     We paid dividends of $185 million, $173 million and $167 million in 2009, 2008 and 2007, respectively.
Available Credit Facilities
     On March 30, 2009, we entered into a credit agreement (the “2009 Credit Agreement”) for a committed $500 million revolving credit facility that expires on March 29, 2010, which we currently expect to extend or replace. In addition to the 2009 Credit Agreement, there is a $500 million committed revolving credit facility which expires on July 7, 2012. Under a committed facility, the lender is obligated to advance funds and/or provide credit to the borrower as per the terms and conditions stipulated in the credit agreement. At December 31, 2009, we had $1.0 billion of committed revolving credit facilities with commercial banks. Both facilities contain certain covenants which, among other things, require the maintenance of a funded indebtedness to total capitalization ratio (a defined formula per the facility), restrict certain merger transactions or the sale of all or substantially all of our assets or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the facilities may be accelerated. Such events of default include payment defaults to lenders under the facilities, covenant defaults and other customary defaults.
     At December 31, 2009, we were in compliance with all of the facility covenants of both committed credit facilities. There were no direct borrowings under the committed credit facilities at the end of 2009. We also have an outstanding commercial paper program under which we may issue from time to time up to $1.0 billion in commercial paper with maturity of no more than 270 days. To the extent we have commercial paper outstanding, our ability to borrow under the committed credit facilities is reduced by a similar amount. At December 31, 2009, we had no commercial paper outstanding.
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
Cash Requirements
     In 2010, we believe cash on hand and operating cash flows will provide us with sufficient capital resources and liquidity to manage our working capital needs, meet contractual obligations, fund capital expenditures, and support the development of our short-term and long-term operating strategies. We may issue commercial paper or other short-term debt to fund cash needs in the U.S. in excess of the cash generated in the U.S. The expectations described below exclude any amounts related to the pending merger with BJ Services.
     In 2010, we expect our capital expenditures to be between approximately $1.1 billion to $1.2 billion, excluding any amount related to the pending merger with BJ Services and other acquisitions. The expenditures are expected to be used primarily for normal, recurring items necessary to support our business and operations. A significant portion of our capital expenditures can be adjusted based on future activity of our customers. We expect to manage our capital expenditures to match market demand. In 2010, we also expect to make interest payments of between $129 million and $135 million, based on debt levels as of December 31, 2009. We anticipate making income tax payments of between $300 million and $350 million in 2010.
     We may repurchase our common stock depending on market conditions, applicable legal requirements, our liquidity and other considerations. We anticipate paying dividends of between $180 million and $190 million in 2010; however, the Board of Directors can change the dividend policy at anytime.

     For all pension plans, we make annual contributions to the plans in amounts equal to or greater than amounts necessary to meet minimum governmental funding requirements. Although we previously expected to forgo contributions for a period of five to eight years, due to recent downturns in investment markets and the decline in the value of the pension plan assets, we may be required to make contributions to the U.S. qualified pension plan within the next one to two years. In 2010, we expect to contribute between $20 million and $25 million to our U.S. pension plans and between $15 million and $20 million to the non-U.S. pension plans. In 2010, we also expect to make benefit payments related to postretirement welfare plans of between $18 million and $20 million, and we estimate we will contribute between $142 million and $154 million to our defined contribution plans. See Note 14 of the Notes to Consolidated Financial Statements in Item 8 herein for further discussion of our employee benefit plans.
Cash Requirements for Pending Merger
     Subject to receipt of all required approvals, we currently anticipate that the closing of the BJ Services merger will occur in March of 2010. In order to fund the estimated $794 million cash portion of the merger consideration, we expect to use approximately $294 million of our cash on hand and $500 million of our financing through available facilities or market issuances of debt securities. In addition, we intend to use such internal cash resources and financing as well as cash on hand of BJ Services following the merger, which at December 31, 2009 was $261 million, to pay for the estimated direct merger transaction costs and professional services as well as pre-existing change of control contractual payments to certain BJ Services employees that as of December 31, 2009 was estimated to be approximately $280 million. Also, in connection with the pending merger we will assume approximately $500 million of long-term debt of BJ Services and various guarantees and contractual obligations in place in connection with BJ Services’ normal course of business. Following the merger, we may seek additional sources of funding.
Contractual Obligations
     In the table below, we set forth our contractual cash obligations as of December 31, 2009. Certain amounts included in this table are based on our estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors. The contractual cash obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective (in millions).

	Payments Due by Period
		Less Than	2 - 3	4 - 5	More than
	Total	1 year	Years	Years	5 Years

Total debt (1)	$1,815	$15	$—	$500	$1,300
Estimated interest payments (2)	1,352	129	258	224	741
Operating leases(3)	445	126	150	67	102
Purchase obligations (4)	221	219	2	—	—
Other long-term liabilities (5)	53	10	17	5	21
Income tax liabilities for uncertain tax positions (6)	339	115	160	43	21

Total	$4,225	$614	$587	$839	$2,185

(1)	Amounts represent the expected cash payments for our total debt and do not include any unamortized discounts, deferred issuance costs or net deferred gains on terminated interest rate swap agreements.

(2)	Amounts represent the expected cash payments for interest on our long-term debt.

(3)	We enter into operating leases in the normal course of business. Some lease agreements provide us with the option to renew the lease. Our future operating lease payments as reflected in the table above would change if we exercised these renewal options and if we entered into additional operating lease agreements.

(4)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable at anytime without penalty.

(5)	Amounts represent other long-term liabilities, including the current portion, reflected in the consolidated balance sheet where both the timing and amount of payment streams are known. Amounts include: payments for certain environmental remediation liabilities, payments for deferred compensation, payouts under acquisition agreements and payments for certain asset retirement obligations. Amounts do not include: payments for pension contributions and payments for various postretirement welfare benefit plans and postemployment benefit plans.

(6)	The estimated income tax liabilities for uncertain tax positions will be settled as a result of expiring statutes, audit activity, competent authority proceedings related to transfer pricing, or final decisions in matters that are the subject of litigation in various taxing jurisdictions in which we operate. The timing of any particular settlement will depend on the length of the tax audit and related appeals process, if any, or an expiration of a statute. If a liability is settled due to a statute expiring or a favorable audit result, the settlement of the tax liability would not result in a cash payment.
Off-Balance Sheet Arrangements
     In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as letters of credit and other bank issued guarantees, which totaled approximately $692 million at December 31, 2009. We also had commitments outstanding for purchase obligations related to capital expenditures and inventory under purchase orders and contracts of approximately $221 million at December 31, 2009. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our consolidated financial statements.
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
     We have defined a critical accounting estimate as one that is both important to the portrayal of either our financial condition or results of operations and requires us to make difficult, subjective or complex judgments or estimates about matters that are uncertain. We have discussed the development and selection of our critical accounting estimates with the Audit/Ethics Committee of our Board of Directors and the Audit/Ethics Committee has reviewed the disclosure presented below. During the past three fiscal years, we have not made any material changes in the methodology used to establish the critical accounting estimates discussed below, except as required by the adoption of ASC 740, Income Taxes. We believe that the following are the critical accounting estimates used in the preparation of our consolidated financial statements. In addition, there are other items within our consolidated financial statements that require estimation but are not deemed critical as defined above.
Allowance for Doubtful Accounts
     The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current credit worthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make frequent judgments and estimates regarding our customers’ ability to pay amounts due us in order to determine the appropriate amount of valuation allowances required for doubtful accounts. Provisions for doubtful accounts are recorded when it becomes evident that the customer will not make the required payments at either contractual due dates or in the future. At December 31, 2009 and 2008, allowance for doubtful accounts totaled $157 million, or 6%, and $74 million, or 3%, of total gross accounts receivable, respectively. Starting in late 2008 and continuing through the fourth quarter of 2009, we experienced a delay in receiving payments from our customers in Venezuela resulting in an increase in our provisions for doubtful accounts in 2009. We believe that our allowance for doubtful accounts is adequate to cover potential bad debt losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required. A five percent change in the allowance for doubtful accounts would have had an impact on income before income taxes of approximately $8 million in 2009.
Inventory Reserves
     Inventory is a significant component of current assets and is stated at the lower of cost or market. This requires us to record provisions and maintain reserves for excess, slow moving and obsolete inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand, market conditions, production requirements and technological developments. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. At December 31, 2009 and 2008, inventory reserves totaled $297 million, or 14%, and $244 million, or 11%, of gross inventory, respectively. We believe that our reserves are adequate to properly value potential excess, slow moving and obsolete inventory under current conditions. Significant or unanticipated changes to our estimates and forecasts could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required. A five percent change in this inventory reserve balance would have had an impact on income before income taxes of approximately $15 million in 2009.
Impairment of Long-Lived Assets
     Long-lived assets, which include property, goodwill, intangible assets, and certain other assets, comprise a significant amount of our total assets. We review the carrying values of these assets for impairment periodically, and at least annually for goodwill, or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires us to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review. In turn, these forecasts are uncertain in that they require assumptions about demand for our products and services, future market conditions and technological developments. We perform our annual impairment test of goodwill as of October 1 of each year. In performing the test, we individually test each of our seven reporting units. These tests involve the use of three different valuation techniques, including a market approach, comparable transactions and discounted cash flow methodology, all of which include, but are not limited to, assumptions regarding matters such as discount rates, anticipated growth rates and expected profitability rates and similar items. The results of the 2009 test indicated that there were no impairments of goodwill; however, for three reporting units, the excess of estimated fair value over the carrying value was less than 15% of the related carrying value. Goodwill associated with these three reporting units totaled approximately $394 million at December 31, 2009. Unanticipated changes, including even small revisions, to these assumptions could require a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and specific times, it is not possible to reasonably quantify the impact of changes in these assumptions.
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
     Our tax filings for various periods are subjected to audit by the tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the authorities or through the courts. We believe these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. Resolution of these situations inevitably includes some degree of uncertainty; accordingly, we provide taxes only for the amounts we believe will ultimately result from these proceedings consistent with the requirements of ASC 740, Income Taxes. The resulting change to our tax liability, if any, is dependent on numerous factors that are difficult to estimate. These include, among others, the amount and nature of additional taxes potentially asserted by local tax authorities; the willingness of local tax authorities to negotiate a fair settlement through an administrative process; the impartiality of the local courts; the sheer number of countries in which we do business; and the potential for changes in the tax paid to one country to either produce, or fail to produce, an offsetting tax change in other countries. Our experience has been that the estimates and assumptions we have used to provide for future tax assessments have proven to be appropriate. However, past experience is only a guide, and the potential exists, however limited, that the tax resulting from the resolution of current and potential future tax controversies may differ materially from the amount accrued.

     In addition to the aforementioned assessments that have been received from various tax authorities, we provide for taxes for uncertain tax positions where assessments have not been received in accordance with ASC 740, Income Taxes. We believe such tax reserves are adequate in relation to the potential for additional assessments. Once established, we adjust these amounts only when more information is available or when an event occurs necessitating a change to the reserves. Future events such as changes in the facts or law, judicial decisions regarding the application of existing law or a favorable audit outcome will result in changes to the amounts provided. We believe that the resolution of tax matters will not have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on our consolidated statement of operations for a particular period and on our effective tax rate for any period in which such resolution occurs.
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
     The discount rate enables us to state expected future cash flows at a present value on the measurement date. The development of the discount rate for our U.S. plans was based on a bond matching model whereby a hypothetical bond portfolio of high-quality, fixed-income securities is selected that will match the cash flows underlying the projected benefit obligation. The discount rate assumption for our non-U.S. plans reflects the market rate for high-quality, fixed-income securities. A lower discount rate increases the present value of benefit obligations and increases plan expenses. We used a discount rate of 6.4% in 2009 and 6.0% in 2008 and in 2007 to determine plan expenses. A 50 basis point reduction in the discount rate would have decreased income before income taxes by approximately $3 million in 2009.
     To determine the expected rate of return on plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. A lower rate of return increases plan expenses. We assumed rates of return on our plan investments were 8.0% in 2009 and in 2008 and 8.5% in 2007. A 50 basis point reduction in the expected rate of return on assets of our principal plans would have decreased income before income taxes by approximately $2 million in 2009.
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
     In October 2009, the FASB issued an update to ASC 605, Revenue Recognition — Multiple Deliverable Revenue Arrangements. This ASU addresses accounting for multiple-deliverable arrangements to enable vendors to account for deliverables separately. The provision establishes a selling price hierarchy for determining the selling price of a deliverable. This update requires expanded disclosures for multiple deliverable revenue arrangements. The ASU will be effective for revenue arrangements entered into or materially modified beginning on or after June 15, 2010. We have not determined the impact, if any, on our consolidated financial statements.
     In September 2006, FASB issued ASC 820, Fair Value Measurements and Disclosures, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. On January 1, 2008, we adopted the provisions of this ASC related to financial assets and liabilities and to nonfinancial assets and liabilities measured at fair value on a recurring basis and on January 1, 2009, we adopted the provisions related to nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. There was no material impact to our consolidated financial statements related to these adoptions. Additionally, in April 2009, the FASB issued the following three accounting standards updates: (i) ASC 820, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (ii) ASC 320, Recognition and Presentation of Other-Than-Temporary Impairments, and (iii) ASC 825, Interim Disclosures about Fair Value of

Financial Instruments, which collectively provide additional guidance and require additional disclosure regarding determining and reporting fair values for certain assets and liabilities. We adopted the three accounting standards updates in the second quarter of 2009 with no material impact to our consolidated financial statements. In September 2009, the FASB issued an update to ASC 820, Fair Value Measurements and Disclosures — Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The ASU provides a practical means for measuring the fair value of investments in certain entities that calculate net asset value per share. The ASU is effective for the first reporting period ending after December 15, 2009. We adopted the provisions and disclosure requirements of this ASU in December 2009 with no material impact to our consolidated financial statements.
     In December 2007, the FASB issued an update to ASC 810, Consolidation, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary in an effort to improve the relevance, comparability and transparency of the financial information that a reporting entity provides. On January 1, 2009, we adopted this statement with no change to our consolidated financial statements as amounts are immaterial.
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
     In March 2008, the FASB issued an update to ASC 815, Disclosures about Derivative Instruments and Hedging Activities, to require qualitative disclosures about objectives and strategies for using derivatives and quantitative data about the fair value of and gains and losses on derivative contracts. We adopted the new disclosure requirements in the first quarter of 2009.
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
     In December 2008, the FASB issued an update to ASC 715, Employers’ Disclosures about Postretirement Benefit Plan Assets, to require the disclosures of investment policies and strategies, major categories of plan assets, fair value measurement of plan assets and significant concentration of credit risks. We adopted the new disclosure requirements in the fourth quarter of 2009. See Note 14 of the Notes to Consolidated Financial Statements in Item 8 herein for further information on the impact of this standard.
RELATED PARTY TRANSACTIONS
     There were no significant related party transactions during the three years ended December 31, 2009.
FORWARD-LOOKING STATEMENTS
     MD&A and certain statements in the Notes to Consolidated Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act (each a “forward-looking statement”). The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “estimate,” “probable,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “would,” “may,” “likely” and similar expressions, and the negative thereof, are intended to identify forward-looking statements. Our forward-looking statements are based on assumptions that we believe to be reasonable but that may not prove to be accurate. The statements do not include the potential impact of future transactions, such as an acquisition, disposition, merger, joint venture or other transaction that could occur, except to the extent specific disclosure is made with respect to the potential merger with BJ Services. We undertake no obligation to publicly update or revise any forward-looking statement. Our expectations regarding our business outlook, including changes in revenue, pricing, capital spending, profitability, strategies for our operations, impact of any common stock repurchases, oil and natural gas market conditions, market share and contract terms, costs and availability of resources, economic and regulatory conditions, the potential merger with BJ Services, and environmental matters are only our forecasts regarding these matters.
     All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in Item 1A. Risk Factors and those set forth from time to time in our filings with the SEC. These documents are available through our website or through the SEC’s Electronic Data Gathering and Analysis Retrieval System (“EDGAR”) at http://www.sec.gov.

Risk Factors
     For discussion of our risk factors and cautions regarding forward-looking statements, see Item 1A. Risk Factors and in the “Forward-Looking Statements” section in Item 7, both contained herein. The risk factors and cautions discussed there are not intended to be all inclusive.
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
Interest Rate Swap Agreements
     In June 2009, we entered into two interest rate swap agreements (“the Swap Agreements”) for a notional amount of $250 million each in order to hedge changes in the fair market value of our $500 million 6.5% senior notes maturing on November 15, 2013. Under the Swap Agreements, we receive interest at a fixed rate of 6.5% and pay interest at a floating rate of one-month Libor plus a spread of 3.67% on one swap and three-month Libor plus a spread of 3.54% on the second swap through November 15, 2013. The Swap Agreements are designated and each qualifies as a fair value hedging instrument. The fair value of the Swap Agreements at December 31, 2009, was a $7 million asset and was based on quoted market prices for contracts with similar terms and maturity dates.
     The financial institutions that are counterparties to the Swap Agreements are primarily the lenders in our credit facilities. Under the terms of the credit support documents governing the Swap Agreements, the relevant party will have to post collateral in the event such party’s long-term debt rating falls below investment grade or is no longer rated.
Indebtedness
     We had fixed rate debt aggregating to $1,800 million at December 31, 2009 and $2,325 million at December 31, 2008. The following table sets forth the required cash payments for our indebtedness, which bear a fixed rate of interest and are denominated in U.S. Dollars, and the related weighted average effective interest rates by expected maturity dates as of December 31, 2009 and 2008 (dollar amounts in millions).

	2008	2009		2010	2011	2012	2013	Thereafter	Total

As of December 31, 2009
Long-term debt (1) (2)	$—	$—		$—	$—	$—	$500	$1,300	$1,800
Weighted average effective interest rates							6.73%	7.61%	7.37%

As of December 31, 2008
Long-term debt (1) (2)	$—	$525		$—	$—	$—	$500	$1,300	$2,325
Weighted average effective interest rates		5.90	% (3)				6.73%	7.07%	7.03	% (3)

(1)	Amounts do not include any unamortized discounts, deferred issuance costs or net deferred gains on terminated interest rate swap agreements.

(2)	Fair market value of fixed rate long-term debt was $2,111 million at December 31, 2009 and $2,455 million at December 31, 2008.

(3)	Includes the effect of the amortization of net deferred gains on terminated interest rate swap agreements.

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
     In January 2010, Venezuela’s currency was devalued and a new currency exchange rate system was announced. The new rate will be 4.3 Venezuelan Bolivars Fuertes per U.S. Dollar to apply to our local currency denominated balances and transactions. Although our functional currency is the U.S. Dollar in Venezuela, certain balances and transactions are denominated in local currency. We estimate the impact of this devaluation to be a loss of between $8 million to $10 million which will be recorded in the first quarter of 2010. Going forward, although this devaluation will result in a reduction in the U.S. Dollar reported amount of local currency denominated revenues and expenses, we do not believe the impact will be material to our consolidated financial statements.
Foreign Currency Forward Contracts
     At December 31, 2009, we had outstanding foreign currency forward contracts with notional amounts aggregating $153 million to hedge exposure to currency fluctuations in various foreign currencies. These contracts are designated and qualify as fair value hedging instruments. Based on quoted market prices as of December 31, 2009 for contracts with similar terms and maturity dates, we recorded a loss of $1 million to adjust these foreign currency forward contracts to their fair market value. This loss offsets designated foreign currency exchange gains resulting from the underlying exposures and is included in MG&A expenses in the consolidated statement of operations.
     At December 31, 2008, we had outstanding foreign currency forward contracts with notional amounts aggregating $125 million to hedge exposure to currency fluctuations in various foreign currencies. These contracts are designated and qualify as fair value hedging instruments. Based on quoted market prices as of December 31, 2008 for contracts with similar terms and maturity dates, we recorded a loss of $1 million to adjust these foreign currency forward contracts to their fair market value. This loss offsets designated foreign currency exchange gains resulting from the underlying exposures and is included in MG&A expenses in the consolidated statement of operations.

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
     Based on our evaluation under the framework in Internal Control — Integrated Framework, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2009. The conclusion of our principal executive officer and principal financial officer is based on the recognition that there are inherent limitations in all systems of internal control. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Baker Hughes Incorporated
Houston, Texas
     We have audited the internal control over financial reporting of Baker Hughes Incorporated and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule II as of and for the year ended December 31, 2009 of the Company and our report dated February 25, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/DELOITTE & TOUCHE LLP
Houston, Texas
February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Baker Hughes Incorporated
Houston, Texas
     We have audited the accompanying consolidated balance sheets of Baker Hughes Incorporated and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included financial statement schedule II - valuation and qualifying accounts, listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Baker Hughes Incorporated and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/DELOITTE & TOUCHE LLP
Houston, Texas
February 25, 2010

Baker Hughes Incorporated
Consolidated Statements of Operations
(In millions, except per share amounts)

	Year Ended December 31,
	2009	2008	2007

Revenues:
Sales	$4,809	$5,734	$5,171
Services and rentals	4,855	6,130	5,257

Total revenues	9,664	11,864	10,428

Costs and expenses:
Cost of sales	3,858	4,081	3,517
Cost of services and rentals	3,539	3,873	3,328
Research and engineering	397	426	372
Marketing, general and administrative	1,120	1,046	933
Acquisition-related costs	18	—	—
Litigation settlement	—	62	—

Total costs and expenses	8,932	9,488	8,150

Operating income	732	2,376	2,278
Equity in income of affiliates	—	2	1
Gain on sale of product line	—	28	—
Gain (loss) on investments	4	(25)	—
Interest expense	(131)	(89)	(66)
Interest and dividend income	6	27	44

Income before income taxes	611	2,319	2,257
Income taxes	(190)	(684)	(743)

Net income	$421	$1,635	$1,514

Basic earnings per share	$1.36	$5.32	$4.76

Diluted earnings per share	$1.36	$5.30	$4.73
See Notes to Consolidated Financial Statements

Baker Hughes Incorporated
Consolidated Balance Sheets
(In millions, except par value)

	December 31,
	2009	2008

ASSETS

Current Assets:
Cash and cash equivalents	$1,595	$1,955
Accounts receivable — less allowance for doubtful accounts (2009 - $157; 2008 - $74)	2,331	2,759
Inventories, net	1,836	2,021
Deferred income taxes	268	231
Other current assets	195	179

Total current assets	6,225	7,145

Property, plant and equipment — less accumulated depreciation (2009 - $3,668; 2008 - $3,203)	3,161	2,833
Goodwill	1,418	1,389
Intangible assets, net	195	198
Other assets	440	296

Total assets	$11,439	$11,861

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$821	$888
Short-term borrowings and current portion of long-term debt	15	558
Accrued employee compensation	448	530
Income taxes payable	95	272
Other accrued liabilities	234	263

Total current liabilities	1,613	2,511

Long-term debt	1,785	1,775
Deferred income taxes and other tax liabilities	309	384
Liabilities for pensions and other postretirement benefits	379	317
Other liabilities	69	67
Commitments and contingencies

Stockholders’ Equity:
Common stock, one dollar par value (shares authorized - 750; issued and outstanding: 2009 - 312; 2008 - 309)	312	309
Capital in excess of par value	874	745
Retained earnings	6,512	6,276
Accumulated other comprehensive loss	(414)	(523)

Total stockholders’ equity	7,284	6,807

Total liabilities and stockholders’ equity	$11,439	$11,861

See Notes to Consolidated Financial Statements

Baker Hughes Incorporated
Consolidated Statements of Stockholders’ Equity
(In millions, except per share amounts)

		Capital		Accumulated
		in Excess		Other
	Common	of	Retained	Comprehensive
	Stock	Par Value	Earnings	Loss	Total

Balance, December 31, 2006	$320	$1,600	$3,510	$(187)	$5,243
Adoption of ASC 360, Property, Plant and Equipment, net of tax of $(9)			25		25
Adoption of ASC 740, Income Taxes			(64)		(64)

Adjusted beginning balance January 1, 2007	$320	$1,600	$3,471	$(187)	$5,204
Comprehensive income:
Net income			1,514
Foreign currency translation adjustments				72
Defined benefit pension plans, net of tax of $(37)				71
Total comprehensive income					1,657
Issuance of common stock, pursuant to employee stock plans	2	66			68
Tax benefit on stock plans		19			19
Stock-based compensation		46			46
Repurchase and retirement of common stock	(6)	(515)			(521)
Cash dividends ($0.52 per share)			(167)		(167)

Balance, December 31, 2007	$316	$1,216	$4,818	$(44)	$6,306
Adoption of ASC 715, Compensation — Retirement Benefits			(4)		(4)

Adjusted beginning balance January 1, 2008	316	1,216	4,814	(44)	6,302
Comprehensive income:
Net income			1,635
Foreign currency translation adjustments				(354)
Defined benefit pension plans, net of tax of $67				(125)
Total comprehensive income					1,156
Issuance of common stock, pursuant to employee stock plans	2	76			78
Tax benefit on stock plans		11			11
Stock-based compensation		60			60
Repurchase and retirement of common stock	(9)	(618)			(627)
Cash dividends ($0.56 per share)			(173)		(173)

Balance, December 31, 2008	$309	$745	$6,276	$(523)	$6,807
Comprehensive income:
Net income			421
Foreign currency translation adjustments				122
Defined benefit pension plans, net of tax of $2				(13)
Total comprehensive income					530
Issuance of common stock, pursuant to employee stock plans	3	43			46
Tax provision on stock plans		(2)			(2)
Stock-based compensation		88			88
Cash dividends ($0.60 per share)			(185)		(185)

Balance, December 31, 2009	$312	$874	$6,512	$(414)	$7,284

See Notes to Consolidated Financial Statements

Baker Hughes Incorporated
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income	$421	$1,635	$1,514
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	711	637	521
(Gain) loss on investments	(4)	25	—
Stock-based compensation costs	88	60	51
(Benefit) provision for deferred income taxes	(256)	(21)	(4)
Gain on sale of product line	—	(28)	—
Gain on disposal of assets	(64)	(101)	(79)
Provision for doubtful accounts	94	31	22
Changes in operating assets and liabilities:
Accounts receivable	399	(515)	(309)
Inventories	240	(371)	(142)
Accounts payable	(89)	242	26
Accrued employee compensation and other accrued liabilities	(130)	90	(139)
Income taxes payable	(169)	76	129
Income taxes paid on sale of interest in affiliate	—	—	(125)
Liabilities for pensions and other postretirement benefits and other liabilities	13	(38)	(4)
Other	(15)	(108)	14

Net cash flows from operations	1,239	1,614	1,475

Cash flows from investing activities:
Expenditures for capital assets	(1,086)	(1,303)	(1,127)
Proceeds from disposal of property, plant and equipment	163	222	179
Proceeds from sale of businesses and interests in affiliates	—	31	10
Acquisition of businesses, net of cash acquired	(58)	(120)	—
Proceeds from sale of investments	15	—	—
Purchase of short-term investments	—	—	(2,521)
Proceeds from maturities of short-term investments	—	—	2,839

Net cash flows from investing activities	(966)	(1,170)	(620)

Cash flows from financing activities:
Net (repayments) borrowings of commercial paper and other short-term debt	(16)	15	14
Repayment of long-term debt	(525)	—	—
Proceeds from issuance of long-term debt	—	1,235	—
Proceeds from issuance of common stock	51	87	67
Repurchase of common stock	—	(627)	(521)
Dividends	(185)	(173)	(167)
Excess tax benefits from stock-based compensation	—	4	14

Net cash flows from financing activities	(675)	541	(593)

Effect of foreign exchange rate changes on cash	42	(84)	42

(Decrease) increase in cash and cash equivalents	(360)	901	304
Cash and cash equivalents, beginning of year	1,955	1,054	750

Cash and cash equivalents, end of year	$1,595	$1,955	$1,054

Supplemental cash flows disclosures:
Income taxes paid	$604	$621	$717
Interest paid	$154	$86	$76
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$29	$43	$40
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
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. While we believe that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates. Estimates are used for, but are not limited to, determining the following: allowance for doubtful accounts and inventory valuation reserves, recoverability of long-lived assets, useful lives used in depreciation and amortization, income taxes and related valuation allowances and insurance, environmental, legal, pensions and postretirement benefit obligations and stock-based compensation.
Revenue Recognition
     Our products and services are generally sold based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other significant post-delivery obligations. Our products are produced in a standard manufacturing operation, even if produced to our customer’s specifications, and are sold in the ordinary course of business through our regular marketing channels. We recognize revenue for these products upon delivery, when title passes, when collectibility is reasonably assured and there are no further significant obligations for future performance. Provisions for estimated warranty returns or similar types of items are made at the time the related revenue is recognized. Revenue for services and rentals is recognized as the services are rendered and when collectibility is reasonably assured. Rates for services are typically priced on a per day, per meter, per man hour or similar basis. In certain situations, revenue is generated from transactions that may include multiple products and services under one contract or agreement. Revenue from these arrangements is recognized as each item or service is delivered based on their relative fair value.
Cost of Sales and Cost of Services and Rentals
     Cost of sales and cost of services and rentals include material, labor, selling and field service costs, and overhead costs associated with the manufacture and distribution of our products for sale or rental. Distribution costs include freight costs, purchasing and receiving costs, warehousing costs and other costs of our distribution network.
Research and Engineering
     Research and engineering expenses include costs associated with the research and development of new products and services and costs associated with sustaining engineering of existing products and services. These costs are expensed as incurred and include research and development costs for new products and services of $231 million, $263 million and $234 million for the year ended December 31, 2009, 2008 and 2007, respectively.

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
Investments
     Prior to September 2007, we invested in auction rate securities, which are variable-rate debt securities. We limited our investments in auction rate securities (“ARS”) to non mortgage-backed securities that, at the time of the initial investment, carried an AAA (or equivalent) rating from a recognized rating agency. During 2009, we sold all ARS investments and recorded a gain of $4 million. During 2008, we recorded an impairment loss of $25 million on these investments.
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
     In 2006, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, which prohibits the use of the accrue-in-advance method of accounting for planned major maintenance and repair activities. We adopted this update on January 1, 2007, to change our method of accounting for repairs and maintenance activities on certain rental tools from the accrue-in-advance method to the direct expense method. The adoption resulted in an increase of $25 million to beginning retained earnings as of January 1, 2007.
Asset Retirement Obligations
     Legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and depreciated on a straight-line basis over the remaining estimated useful life of the related asset. Accretion expense in connection with the discounted liability is also recognized over the remaining useful life of the related asset. Asset retirement obligations were $18 million and $17 million at December 31, 2009 and 2008, respectively.

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
     We perform an annual impairment test of goodwill for each of our reporting units as of October 1, or more frequently if circumstances indicate an impairment may exist. Our reporting units are based on our organizational and reporting structure. Corporate and other assets and liabilities are allocated to the reporting units to the extent that they relate to the operations of those reporting units in determining their carrying amount. The determination of impairment is made by comparing the carrying amount with its fair value, which is calculated using a combination of a market and discounted cash flow approach.
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
     Our tax filings for various periods are subjected to audit by tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the authorities or through the courts. We believe that these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. We have received tax assessments from various tax authorities and are currently at varying stages of appeals and/or litigation regarding these matters. We have provided for the amounts we believe will ultimately result from these proceedings. We believe we have substantial defenses to the questions being raised and will pursue all legal remedies should an unfavorable outcome result. However, resolution of these matters involves uncertainties and there are no assurances that the outcomes will be favorable. We provide for uncertain tax positions pursuant to ASC 740, Income Taxes.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     In July 2006, the FASB issued new guidance for accounting for uncertain tax positions which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions effective January 1, 2007, pursuant to which we recognized a $78 million increase in the gross liability for unrecognized tax benefits, a $14 million increase in non-current tax receivables, and a net decrease to beginning retained earnings of $64 million.
Product Warranties
     We sell certain products with a product warranty that provides that customers can return a defective product during a specified warranty period following the purchase in exchange for a replacement product, repair at no cost to the customer or the issuance of a credit to the customer. We accrue amounts for estimated warranty claims based upon current and historical product sales data, warranty costs incurred and any other related information known to us. Our product warranty liability was $11 million and $8 million at December 31, 2009 and 2008, respectively.
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
Foreign Currency
     A number of our significant foreign subsidiaries have designated the local currency as their functional currency and, as such, gains and losses resulting from balance sheet translation of foreign operations are included as a separate component of accumulated other comprehensive loss within stockholders’ equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of receivables or payables in the non-functional currency, are included in MG&A expenses in the consolidated statements of operations as incurred. For those foreign subsidiaries that have designated the U.S. Dollar as the functional currency, gains and losses resulting from balance sheet remeasurement of foreign operations are also included in MG&A expense in the consolidated statements of operations as incurred.
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
     At the inception of any new derivative, we designate the derivative as a hedge as that term is defined in ASC 815, Derivatives and Hedging or we determine the derivative to be undesignated as a hedging instrument as the facts dictate. We document all relationships between the hedging instruments and the hedged items, as well as our risk management objectives and strategy for undertaking various hedge transactions. We assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item at both the inception of the hedge and on an ongoing basis.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
New Accounting Standards and Accounting Standards Updates
     In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles. The ASC identifies itself as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP. The ASC does not change GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have included references to authoritative accounting literature in accordance with the Codification. There are no other changes to the content of the Company’s financial statements or disclosures as a result of the adoption.
     In October 2009, the FASB issued an update to ASC 605, Revenue Recognition — Multiple Deliverable Revenue Arrangements. This ASU addresses accounting for multiple-deliverable arrangements to enable vendors to account for deliverables separately. The provision establishes a selling price hierarchy for determining the selling price of a deliverable. This update requires expanded disclosures for multiple deliverable revenue arrangements. The ASU will be effective for revenue arrangements entered into or materially modified beginning on or after June 15, 2010. We have not determined the impact, if any, on our consolidated financial statements.
     In September 2006, FASB issued ASC 820, Fair Value Measurements and Disclosures, which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. On January 1, 2008, we adopted the provisions of this ASC related to financial assets and liabilities and to nonfinancial assets and liabilities measured at fair value on a recurring basis and on January 1, 2009, we adopted the provisions related to nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. There was no material impact to our consolidated financial statements related to these adoptions. Additionally, in April 2009, the FASB issued the following three accounting standards updates: (i) ASC 820, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (ii) ASC 320, Recognition and Presentation of Other-Than-Temporary Impairments, and (iii) ASC 825, Interim Disclosures about Fair Value of Financial Instruments, which collectively provide additional guidance and require additional disclosure regarding determining and reporting fair values for certain assets and liabilities. We adopted the three accounting standards updates in the second quarter of 2009 with no material impact to our consolidated financial statements. In September 2009, the FASB issued an update to ASC 820, Fair Value Measurements and Disclosures - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The ASU provides a practical means for measuring the fair value of investments in certain entities that calculate net asset value per share. The ASU is effective for the first reporting period ending after December 15, 2009. We adopted the provisions and disclosure requirements of this ASU in December 2009 with no material impact to our consolidated financial statements.
     In December 2007, the FASB issued an update to ASC 810, Consolidation, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary in an effort to improve the relevance, comparability and transparency of the financial information that a reporting entity provides. On January 1, 2009, we adopted this statement with no change to our consolidated financial statements as amounts are immaterial.
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
     In March 2008, the FASB issued an update to ASC 815, Disclosures about Derivative Instruments and Hedging Activities, to require qualitative disclosures about objectives and strategies for using derivatives and quantitative data about the fair value of and gains and losses on derivative contracts. We adopted the new disclosure requirements in the first quarter of 2009.
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

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     In December 2008, the FASB issued an update to ASC 715, Employers’ Disclosures about Postretirement Benefit Plan Assets, to require the disclosures of investment policies and strategies, major categories of plan assets, fair value measurement of plan assets and significant concentration of credit risks. We adopted the new disclosure requirements in the fourth quarter of 2009. See Note 14 of the Notes to Consolidated Financial Statements in Item 8 herein for further information on the impact of this standard.
NOTE 2. PENDING MERGER WITH BJ SERVICES
     On August 30, 2009, the Company and its subsidiary and BJ Services Company (“BJ Services”) entered into a merger agreement (the “Merger Agreement”) pursuant to which the Company will acquire 100% of the outstanding common stock of BJ Services in exchange for newly issued shares of the Company’s common stock and cash. BJ Services is a leading provider of pressure pumping and oilfield services. The Merger Agreement and the merger have been approved by the Board of Directors of both the Company and BJ Services. Consummation of the merger is subject to the approval of the stockholders of the Company and BJ Services’ stockholders at special meetings scheduled on March 19, 2010 subject to adjournment or postponement, regulatory approvals, and the satisfaction or waiver of various other conditions as more fully described in the Merger Agreement.
     Subject to receipt of all required approvals, it is anticipated that closing of the merger will occur in March of 2010. Under the terms of the Merger Agreement, each share of BJ Services common stock will be converted into the right to receive 0.40035 shares of the Company’s common stock and $2.69 in cash. Baker Hughes has estimated the total consideration expected to be issued and paid in the merger to be approximately $6.4 billion, consisting of approximately $0.8 billion to be paid in cash and approximately $5.6 billion to be paid through the issuance of approximately 118 million shares of Baker Hughes common stock valued at the February 11, 2010 closing share price of $46.68 per share. The value of the merger consideration will fluctuate based upon changes in the price of shares of Baker Hughes common stock and the number of BJ Services common shares and options outstanding at the closing date.
NOTE 3. GAIN ON SALE OF PRODUCT LINE
     In February 2008, we sold the assets associated with the Completion and Production segment’s Surface Safety Systems (“SSS”) product line and received cash proceeds of $31 million. The SSS assets sold included hydraulic and pneumatic actuators, bonnet assemblies and control systems. We recorded a pre-tax gain of $28 million ($18 million after-tax) in 2008.
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
     The following table summarizes stock-based compensation costs for the years ended December 31, 2009, 2008 and 2007. There were no stock-based compensation costs capitalized as the amounts were not material.

	2009	2008	2007

Stock-based compensation costs	$88	$60	$51
Tax benefit	(15)	(11)	(11)

Stock-based compensation costs, net of tax	$73	$49	$40

     For our stock options and restricted stock awards and units, we currently have 17 million shares authorized for issuance and as of December 31, 2009, approximately 2 million shares were available for future grants. Our policy is to issue new shares for exercises of stock options; vesting of restricted stock awards and units; and issuances under the employee stock purchase plan.
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

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
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
     The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. The following table presents the weighted average assumptions used in the option pricing model for options granted. The expected life of the options represents the period of time the options are expected to be outstanding. The expected life is based on our historical exercise trends and post-vest termination data incorporated into a forward-looking stock price model. The expected volatility is based on our implied volatility, which is the volatility forecast that is implied by the prices of our actively traded options to purchase our stock observed in the market. The risk-free interest rate is based on the observed U.S. Treasury yield curve in effect at the time the options were granted. The dividend yield is based on our history of dividend payouts.

	2009	2008	2007

Expected life (years)	6.0	5.5	5.1
Risk-free interest rate	2.6%	3.1%	4.8%
Volatility	41.2%	31.4%	28.6%
Dividend yield	1.8%	0.8%	0.7%
Weighted average fair value per share at grant date	$12.66	$23.64	$24.20
     A summary of our stock option activity and related information is presented below (in thousands, except per option prices):

		Weighted Average
		Exercise Price
	Number of Options	Per Option

Outstanding at December 31, 2008	3,470	$59.92
Granted	2,311	35.03
Exercised	(40)	29.16
Forfeited	(55)	49.18
Expired	(10)	36.77

Outstanding at December 31, 2009	5,676	$50.16

     The total intrinsic value of stock options (defined as the amount by which the market price of the underlying stock on the date of exercise exceeds the exercise price of the option) exercised in 2009, 2008 and 2007 was $0.4 million, $13 million and $73 million, respectively. The income tax benefit realized from stock options exercised was $0.1 million, $7 million and $19 million in 2009, 2008 and 2007, respectively.
     The total fair value of options vested in 2009, 2008 and 2007 was $17 million, $17 million and $20 million, respectively. As of December 31, 2009, there was $15 million of total unrecognized compensation cost related to nonvested stock options which is expected to be recognized over a weighted average period of two years.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     The following table summarizes information about stock options outstanding as of December 31, 2009 (in thousands, except per option prices and remaining life):

				Outstanding			Exercisable
					Weighted			Weighted
					Average	Weighted		Average	Weighted
					Remaining	Average		Remaining	Average
					Contractual	Exercise		Contractual	Exercise
				Number of	Life	Price Per	Number of	Life	Price Per
Range of Exercise Prices				Options	(In years)	Option	Options	(In years)	Option

	$14.79	—	$16.78	3	3.7	$15.84	3	3.7	$15.84
	22.88	—	33.32	1,286	7.6	29.35	377	4.0	29.73
	34.45	—	46.48	2,146	7.5	39.77	860	4.4	40.22
	56.21	—	82.28	2,218	7.1	71.94	1,639	6.7	71.20
	86.50	—	86.50	23	8.6	86.50	8	8.6	86.50

Total				5,676	7.4	$50.16	2,887	5.7	$56.54

     The aggregate intrinsic value of stock options outstanding at December 31, 2009 was $17 million, $5 million of which relates to options vested and exercisable. The intrinsic value for stock options outstanding is calculated as the amount by which the quoted price of $40.48 of our common stock as of the end of 2009 exceeds the exercise price of the options.
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
     A summary of our RSA and RSU activity and related information is presented below (in thousands, except per share/unit prices):

		Weighted		Weighted
		Average		Average
	RSA	Grant Date	RSU	Grant Date
	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Units	Per Unit

Nonvested balance at December 31, 2008	902	$69.63	325	$74.74
Granted	1,091	31.18	427	31.54
Vested	(412)	68.28	(116)	73.41
Forfeited	(65)	44.61	(42)	45.56

Nonvested balance at December 31, 2009	1,516	$43.40	594	$46.01

     The weighted average grant date fair value per share for RSAs in 2009, 2008 and 2007 was $31.18, $72.82 and $68.59, respectively. The weighted average grant date fair value per unit for RSUs in 2009, 2008 and 2007 was $31.54, $75.96 and $68.54, respectively.
     The total fair value of RSAs and RSUs vested in 2009, 2008 and 2007 was $18 million, $30 million and $16 million, respectively. As of December 31, 2009, there was $38 million and $18 million of total unrecognized compensation cost related to nonvested RSAs and RSUs, respectively, which is expected to be recognized over a weighted average period of two years.
Employee Stock Purchase Plan
     In 2009, the Employee Stock Purchase Plan (“ESPP”) allowed eligible employees to elect to contribute on an after-tax basis between 1% and 10% of their annual pay to purchase our common stock; provided, however, an employee may not contribute more

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
than $25,000 annually to the plan pursuant to Internal Revenue Service restrictions. Shares are purchased at a 15% discount of the fair market value of our common stock on January 1 or December 31, whichever is lower.
     Effective January 1, 2010, the ESPP will provide for shares to be purchased: (i) on June 30 of each year at a 15% discount of the fair market value of our common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 15% discount of fair market value of our common stock on July 1 or December 31, whichever is lower. Also effective January 1, 2010, an employee may not contribute more than $5,000 in either of the six-month measurement periods described above or $10,000 annually. All other terms and conditions of the ESPP remain in effect.
     We currently have 22.5 million shares authorized for issuance under the ESPP, and at December 31, 2009, there were 7.2 million shares reserved for future issuance under the ESPP. Compensation expense determined under ASC 718, Compensation — Stock Compensation for the year ended December 31, 2009 was calculated using the Black-Scholes option pricing model with the following assumptions:

	2009	2008	2007

Expected life (years)	1.0	1.0	1.0
Risk-free interest rate	0.3%	3.2%	4.9%
Volatility	69.5%	32.8%	30.5%
Dividend yield	1.9%	0.6%	0.7%

Fair value per share of 15% cash discount	$4.81	$10.01	$9.07
Fair value per share of look-back provision	8.44	11.44	10.39

Total weighted average fair value per share at grant date	$13.25	$21.45	$19.46

     We calculated estimated volatility using historical daily prices based on the expected life of the stock purchase plan. The risk-free interest rate is based on the observed U.S. Treasury yield curve in effect at the time the ESPP shares were granted. The dividend yield is based on our history of dividend payouts.
NOTE 5. INCOME TAXES
     The provision for income taxes on income is comprised of the following for the years ended December 31:

	2009	2008	2007

Current:
United States	$65	$292	$366
Foreign	381	413	381

Total current	446	705	747

Deferred:
United States	(210)	(14)	19
Foreign	(46)	(7)	(23)

Total deferred	(256)	(21)	(4)

Provision for income taxes	$190	$684	$743

     The geographic sources of income before income taxes are as follows for the years ended December 31:

	2009	2008	2007

United States	$(18)	$795	$877
Foreign	629	1,524	1,380

Income before income taxes	$611	$2,319	$2,257

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to income before income taxes for the reasons set forth below for the years ended December 31:

	2009	2008	2007

Statutory income tax at 35%	$214	$812	$790
Effect of foreign operations	(61)	(134)	(84)
Net tax charge (benefit) related to foreign losses	38	3	(1)
State income taxes — net of U.S. tax benefit	6	19	18
Other — net	(7)	(16)	20

Provision for income taxes	$190	$684	$743

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. The tax effects of our temporary differences and carryforwards are as follows at December 31:

	2009	2008

Deferred tax assets:
Receivables	$29	$9
Inventory	233	206
Property	51	71
Employee benefits	131	124
Other accrued expenses	49	35
Operating loss carryforwards	76	36
Tax credit carryforwards	171	54
Capitalized research and development costs	8	16
Other	63	55

Subtotal	811	606
Valuation allowances	(142)	(77)

Total	669	529

Deferred tax liabilities:
Goodwill	142	139
Undistributed earnings of foreign subsidiaries	64	124
Other	43	45

Total	249	308

Net deferred tax asset	$420	$221

     We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We have provided a valuation allowance for operating loss and foreign tax credit carryforwards in certain non-U.S. jurisdictions. Of the $65 million net increase in valuation allowance in 2009, $38 million represents net tax charges related to foreign losses, $28 million pertains to a change in our ability to fully utilize deferred tax assets in Venezuela offset by a $12 million reduction in valuation allowance related to deferred tax assets in Brazil. The remaining $11 million net increase represents various items none of which are individually significant. The operating loss carryforwards without a valuation allowance will expire in varying amounts over the next twenty years.
     We have provided for U.S. and additional foreign taxes for the anticipated repatriation of certain earnings of our foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries above the amount for which taxes have already been provided to be indefinitely reinvested, as we have no intention to repatriate these earnings. As such, deferred income taxes are not provided for temporary differences of approximately $2.3 billion, $2.2 billion and $1.6 billion as of December 31, 2009, 2008 and 2007, respectively, representing earnings of non-U.S. subsidiaries intended to be permanently reinvested. These additional foreign earnings could become subject to additional tax if remitted, or deemed remitted, as a dividend. Computation of the potential deferred tax liability associated with these undistributed earnings and other basis difference is not practicable.
     At December 31, 2009, we had approximately $55 million of foreign tax credits which may be carried forward indefinitely under applicable foreign law and $115 million of foreign tax credits available to offset future payments of federal income taxes, expiring in

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
2018 and 2019. In addition, at December 31, 2009, we had approximately $1 million of state tax credits expiring in varying amounts between 2016 and 2021.
     As of December 31, 2009, we had $339 million of tax liabilities for gross unrecognized tax benefits, which includes liabilities for interest and penalties of $72 million and $17 million, respectively. If we were to prevail on all uncertain tax positions, the net effect would be a benefit to our effective tax rate of approximately $288 million. The remaining approximately $51 million, which is recorded as a deferred tax asset, represents tax benefits that would be received in different taxing jurisdictions in the event that we did not prevail on all uncertain tax positions.
     We classify interest and penalties related to unrecognized tax benefits as income taxes in our financial statements. For the year ended December 31, 2009, we recognized tax provision of $11 million for interest and penalties related to unrecognized tax benefits in the consolidated statement of operations.
     The following presents a rollforward of our unrecognized tax benefits and associated interest and penalties included in the balance sheet.

	Gross
	Unrecognized
	Tax Benefits,
	Excluding		Total Gross
	Interest and	Interest and	Unrecognized
	Penalties	Penalties	Tax Benefits

Balance at January 1, 2007	$354	$69	$423
Increase in prior year tax positions	3	21	24
Increase in current year tax positions	20	5	25
Decrease related to settlements with taxing authorities and lapse of statute of limitations	(22)	(5)	(27)
Increase due to effects of foreign currency translation	8	4	12

Balance at January 1, 2008	363	94	457
Increase/(decrease) in prior year tax positions	(7)	10	3
Increase in current year tax positions	17	5	22
Decrease related to settlements with taxing authorities	(24)	(10)	(34)
Decrease related to lapse of statute of limitations	(20)	(17)	(37)
Decrease due to effects of foreign currency translation	(6)	(4)	(10)

Balance at January 1, 2009	323	78	401
Increase/(decrease) in prior year tax positions	(75)	10	(65)
Increase in current year tax positions	16	6	22
Decrease related to settlements with taxing authorities	(6)	(2)	(8)
Decrease related to lapse of statute of limitations	(9)	(4)	(13)
Increase due to effects of foreign currency translation	1	1	2

Balance at December 31, 2009	$250	$89	$339

     It is expected that the amount of unrecognized tax benefits will change in the next 12 months due to expiring statutes, audit activity, tax payments, competent authority proceedings related to transfer pricing, or final decisions in matters that are the subject of litigation in various taxing jurisdictions in which we operate. At December 31, 2009, we had approximately $80 million of tax liabilities, net of $35 million of tax assets, related to uncertain tax positions, each of which are individually insignificant, and each of which are reasonably possible of being settled within the next twelve months primarily as the result of audit settlements or statute expirations in several taxing jurisdictions.
     At December 31, 2009, approximately $224 million of gross unrecognized tax benefits were included in the non-current portion of our income tax liabilities, for which the settlement period cannot be determined; however, it is not expected to be within the next 12 months.
     We operate in over 90 countries and are subject to income taxes in most taxing jurisdictions in which we operate. The following table summarizes the earliest tax years that remain subject to examination by the major taxing jurisdictions in which we operate. These jurisdictions are those we project to have the highest tax liability for 2010.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

	Earliest Open Tax		Earliest Open Tax
Jurisdiction	Period	Jurisdiction	Period

Canada	1998	Norway	1999
Germany	2003	United Kingdom	2004
Netherlands	1999	United States	2002
NOTE 6. EARNINGS PER SHARE
     On January 1, 2009, we adopted an update to ASC 260 which clarifies that all unvested share-based payments that contain rights to non-forfeitable dividends are participating securities and shall be included in the computation of both basic and diluted earnings per share. ASC 260 has not been applied to any prior year as the impact is immaterial.
     A reconciliation of the number of shares used for the basic and diluted EPS computations is as follows for the years ended December 31:

	2009	2008	2007

Weighted average common shares outstanding for basic EPS	310	307	318
Effect of dilutive securities — stock plans	1	2	2

Adjusted weighted average common shares outstanding for diluted EPS	311	309	320

Future potentially dilutive shares excluded from diluted EPS:
Options with an exercise price greater than the average market price for the period	4	2	1
NOTE 7. INVENTORIES
     Inventories, net of reserves of $297 million and $244 million in 2009 and 2008, respectively, are comprised of the following at December 31:

	2009	2008

Finished goods	$1,570	$1,693
Work in process	126	175
Raw materials	140	153

Total	$1,836	$2,021

NOTE 8. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment are comprised of the following at December 31:

	Depreciation
	Period	2009	2008

Land		$81	$85
Buildings and improvements	1 - 30 years	1,136	878
Machinery and equipment	1 - 20 years	3,384	3,082
Rental tools and equipment	1 - 15 years	2,228	1,991

Subtotal		6,829	6,036
Accumulated depreciation		(3,668)	(3,203)

Total		$3,161	$2,833

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
NOTE 9. GOODWILL AND INTANGIBLE ASSETS
     The changes in the carrying amount of goodwill are detailed below by segment:

	Drilling	Completion
	and	and
	Evaluation	Production	Total

Balance as of December 31, 2007	$914	$440	$1,354
Goodwill acquired during the period	45	—	45
Purchase price and other adjustments	9	—	9
Impact of foreign currency translation adjustments	(17)	(2)	(19)

Balance as of December 31, 2008	951	438	1,389
Goodwill acquired during the period	9	—	9
Purchase price and other adjustments	8	1	9
Impact of foreign currency translation adjustments	11	—	11

Balance as of December 31, 2009	$979	$439	$1,418

     We perform an annual impairment test of goodwill as of October 1 of every year. There were no impairments of goodwill in 2009, 2008 or 2007 related to the annual impairment test.
     Intangible assets are comprised of the following at December 31:

	2009			2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Technology-based	$277	$(140)	$137	$256	$(122)	$134
Contract-based	13	(9)	4	12	(7)	5
Marketing-related	36	(13)	23	33	(6)	27
Customer-based	41	(10)	31	37	(5)	32
Other	1	(1)	—	1	(1)	—

Total	$368	$(173)	$195	$339	$(141)	$198

     Intangible assets are amortized either on a straight-line basis with estimated useful lives ranging from 1 to 20 years, or on a basis that reflects the pattern in which the economic benefits of the intangible assets are expected to be realized, which range from 15 to 30 years.
     Amortization expense included in net income for the years ended December 31, 2009, 2008 and 2007 was $31 million, $20 million and $21 million, respectively. Estimated amortization expense for each of the subsequent five fiscal years is expected to be as follows: 2010 — $24 million; 2011 — $19 million; 2012 — $18 million; 2013 — $17 million; and 2014 — $16 million.
NOTE 10. FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES
     We measure certain financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. We use the fair value hierarchy that prioritizes the inputs used to measure fair value into three broad levels as described below:
•	Level 1: Quoted prices in active markets for identical assets or liabilities (these are observable market inputs). The fair value hierarchy gives the highest priority to Level 1 inputs.

•	Level 2: Observable prices that are based on inputs not quoted on active markets (includes quoted market prices for similar assets or identical or similar assets in markets in which there are few transactions, prices that are not current or vary substantially).

•	Level 3: Unobservable inputs that reflect the entity’s own assumptions in pricing the asset or liability (used when little or no market data is available).

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     Financial assets and liabilities included in our financial statements and measured at fair value as of December 31, 2009 and 2008 are classified based on the valuation hierarchy in the table below:

		Fair Value Measurement at
		December 31, 2009
Description	Total	Level 1	Level 2	Level 3

Assets:
Non-qualified defined contribution plan assets	$146	$146	$—	$—

Liabilities:
Non-qualified defined contribution plan liabilities	$146	$146	$—	$—

		Fair Value Measurement at
		December 31, 2008

Description	Total	Level 1	Level 2	Level 3

Assets:
Auction rate securities	$11	$—	$—	$11
Non-qualified defined contribution plan assets	112	112	—	—

Total assets at fair value	$123	$112	$—	$11

Liabilities:

Non-qualified defined contribution plan liabilities	$112	$112	$—	$—

     The following is a reconciliation of activity for the period for assets measured at fair value based on significant unobservable inputs (Level 3).

Level 3
Fair Value Measurements
Auction Rate Securities

Balance as of December 31, 2007	$36
Total gains or (losses) realized and unrealized:
Included in earnings (or changes to net assets)	(25)
Included in other comprehensive income	—

Balance as of December 31, 2008	$11
Total gains or (losses) realized and unrealized:
Included in earnings (or changes to net assets)	4
Sales	(15)
Included in other comprehensive income	—

Balance as of December 31, 2009	$—

Auction Rate Securities
     The Company owned auction rate securities (“ARS”) that were purchased in 2007 at an original cost of $36 million. These ARS represented interests in three variable rate debt securities, which are credit linked notes that generally combine low risk assets and credit default swaps (“CDS”) to create a security that pays interest from the assets’ coupon payments and the periodic sale proceeds of the CDS. In December 2009, we sold all ARS investments for $15 million and recorded a gain of $4 million.
     When estimating the fair value of the ARS investments we used Level 3 inputs. These inputs were based on the underlying structure of each security and their collateral values, including assessments of the credit quality, the default risk, the expected cash flows, the discount rates and the overall capital market liquidity. Based on our ability and intent to hold such investments for a period of time sufficient to allow for any anticipated recovery in the fair value, we had classified all ARS as noncurrent investments up until the sale in December 2009.

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
NOTE 11. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
     Our financial instruments include cash and short-term investments, noncurrent investments in auction rate securities, accounts receivable, accounts payable, debt, foreign currency forward contracts, foreign currency option contracts and interest rate swaps. Except as described below, the estimated fair value of such financial instruments at December 31, 2009 and 2008 approximates their carrying value as reflected in our consolidated balance sheets. The fair value of our debt, foreign currency forward contracts and interest rate swaps has been estimated based on quoted year end market prices.
     The estimated fair value of total debt at December 31, 2009 and 2008 was $2,126 million and $2,471 million, respectively, which differs from the carrying amounts of $1,800 million and $2,333 million, respectively, included in our consolidated balance sheets.
Foreign Currency Forward Contracts
     We conduct our business in over 90 countries around the world, and we are exposed to market risks resulting from fluctuations in foreign currency exchange rates. A number of our significant foreign subsidiaries have designated the local currency as their functional currency. We transact in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to reduce the risks associated with the effects of certain foreign currency exposures. Under this program, our strategy is to have gains or losses on the foreign currency forward contracts mitigate the foreign currency transaction gains or losses to the extent practical. These foreign currency exposures typically arise from changes in the value of assets and liabilities which are denominated in currencies other than the functional currency. Our foreign currency forward contracts generally settle within 90 days. We do not use these forward contracts for trading or speculative purposes. We designate these forward contracts as fair value hedging instruments pursuant to ASC 815, Derivatives and Hedging. Accordingly, we record the fair value of these contracts as of the end of our reporting period to our consolidated balance sheet with changes in fair value recorded in our consolidated statement of operations along with the change in fair value of the hedged item.
     At December 31, 2009 and 2008, we had outstanding foreign currency forward contracts with notional amounts aggregating $153 million and $125 million, respectively, to hedge exposure to currency fluctuations in various foreign currencies. These contracts are designated and qualify as fair value hedging instruments. The fair value was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.
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
     In June 2009, we entered into two interest rate swap agreements (“the Swap Agreements”) for a notional amount of $250 million each in order to hedge changes in the fair market value of our $500 million 6.5% senior notes maturing on November 15, 2013. Under the Swap Agreements, we receive interest at a fixed rate of 6.5% and pay interest at a floating rate of one-month Libor plus a spread of 3.67% on one swap and three-month Libor plus a spread of 3.54% on the second swap both through November 15, 2013. The counterparties are primarily the lenders in our credit facilities. The Swap Agreements are designated and each qualifies as a fair value hedging instrument. The swap to three-month Libor is deemed to be 100 percent effective resulting in no gain or loss recorded in the

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
consolidated statement of operations. The effectiveness of the swap to one-month Libor, which is highly effective, is calculated as of each period end and any ineffective portion is recognized in the consolidated statement of operations. The fair value of the Swap Agreements was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.
Fair Value of Derivative Instruments
     The fair value of derivative instruments included in our consolidated balance sheet was as follows as of December 31, 2009:

Derivative	Balance Sheet Location	Fair Value

Foreign Currency Forward Contracts	Other accrued liabilities	$1
Interest Rate Swaps	Other assets	7

The effects of derivative instruments in our consolidated statement of operations were as follows for the year ended December 31, 2009 (amounts exclude any income tax effects):

Derivative	Statement of Operations Location	Amount of Gain Recognized in Income

Foreign Currency Forward Contracts	Marketing, general and administrative	$11
Interest Rate Swaps	Interest Expense	6
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
NOTE 12. INDEBTEDNESS
     Total debt consisted of the following at December 31, net of unamortized discount and debt issuance costs:

	2009	2008

6.25% Notes due January 2009 with an effective interest rate of 5.77%	$—	$325
6.00% Notes due February 2009 with an effective interest rate of 6.11%	—	200
6.50% Senior Notes due November 2013 with an effective interest rate of 6.73%	504	495
7.50% Senior Notes due November 2018 with an effective interest rate of 7.67%	741	740
8.55% Debentures due June 2024 with an effective interest rate of 8.76%	148	148
6.875% Notes due January 2029 with an effective interest rate of 7.08%	392	392
Other debt	15	33

Total debt	1,800	2,333
Less short-term debt and current maturities of long-term debt	15	558

Long-term debt	$1,785	$1,775

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     During the first quarter of 2009, we repaid $325 million principal amount of our 6.25% notes, which matured on January 15, 2009, and $200 million principal amount of our 6.00% notes, which matured on February 15, 2009.
     On March 30, 2009, we entered into a credit agreement (the “2009 Credit Agreement”) for a committed $500 million revolving credit facility that expires in March 2010. In addition to the 2009 Credit Agreement, there is a $500 million committed revolving credit facility which expires on July 7, 2012. Under a committed facility, the lender is obligated to advance funds and/or provide credit to the borrower as per the terms and conditions stipulated in the credit agreement. At December 31, 2009, we had $1.0 billion of committed revolving credit facilities with commercial banks. Both facilities contain certain covenants which, among other things, require the maintenance of a funded indebtedness to total capitalization ratio (a defined formula per each agreement), restrict certain merger transactions or the sale of all or substantially all of our assets or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the facilities may be accelerated. Such events of default include payment defaults to lenders under the facilities, covenant defaults and other customary defaults.
     At December 31, 2009, we were in compliance with all of the covenants of both committed credit facilities. There were no direct borrowings under the committed credit facilities during 2009. We also have an outstanding commercial paper program under which we may issue from time to time up to $1.0 billion in commercial paper with maturity of no more than 270 days. To the extent we have commercial paper outstanding, our ability to borrow under the facilities is reduced. At December 31, 2009, we had no outstanding commercial paper.
     Maturities of debt at December 31, 2009 are as follows: 2010 — $15 million; 2011 — $0 million; 2012 — $0 million; 2013 — $504 million; 2014 — $0 million; and $1,281 million thereafter.
NOTE 13. SEGMENT AND RELATED INFORMATION
     We are a major supplier of wellbore-related products and technology services and systems and provide products and services for drilling, formation evaluation, completion and production, and reservoir technology and consulting to the worldwide oil and natural gas industry. In May 2009, we reorganized the Company by geography and product lines; however, at this time we continue to review product line financial information as well as geographic information in deciding how to allocate resources and in assessing performance. Accordingly, we report results for our product lines under two segments: the Drilling and Evaluation segment and the Completion and Production segment. We have aggregated the product lines within each segment because they have similar economic characteristics and because the long-term financial performance of these product lines is affected by similar economic conditions. They also operate in the same markets, which includes all of the major oil and natural gas producing regions of the world. The accounting policies of our segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements.
•	The Drilling and Evaluation segment consists of the following product lines: drilling fluids, drill bits, directional drilling, drilling evaluation services, wireline formation evaluation, wireline completion and production services and reservoir technology and consulting. The Drilling and Evaluation segment provides products and services used to drill and evaluate oil and natural gas wells as well as consulting services used in the analysis of oil and gas reservoirs.

•	The Completion and Production segment consists of the following product lines: wellbore construction and completion, specialty chemicals, artificial lift systems, permanent monitoring systems, chemical injection systems, integrated operations and project management. The Completion and Production segment provides equipment and services used from the completion phase through the productive life of oil and natural gas wells.
     The performance of our segments is evaluated based on segment profit (loss), which is defined as income before income taxes, interest expense, interest and dividend income, and certain gains and losses not allocated to the segments.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     Summarized financial information is shown in the following table.

	Drilling	Completion
	and	and	Oilfield	Corporate
	Evaluation	Production	Operations	and Other	Total

2009
Revenues	$4,605	$5,059	$9,664	$—	$9,664
Segment profit (loss)	320	728	1,048	(437)	611
Total assets	5,419	4,451	9,870	1,569	11,439
Capital expenditures	629	455	1,084	2	1,086
Depreciation and amortization	467	233	700	11	711

2008
Revenues	$6,049	$5,815	$11,864	$—	$11,864
Segment profit (loss)	1,398	1,282	2,680	(361)	2,319
Total assets	5,468	4,518	9,986	1,875	11,861
Capital expenditures	806	352	1,158	145	1,303
Depreciation and amortization	409	185	594	43	637

2007
Revenues	$5,293	$5,135	$10,428	$—	$10,428
Segment profit (loss)	1,396	1,112	2,508	(251)	2,257
Total assets	4,720	4,096	8,816	1,041	9,857
Capital expenditures	774	352	1,126	1	1,127
Depreciation and amortization	335	162	497	24	521
     For the years ended December 31, 2009, 2008 and 2007, there were no revenues attributable to one customer that accounted for more than 10% of total revenues.
     The following table presents the details of “Corporate and Other” segment loss for the years ended December 31:

	2009	2008	2007

Corporate and other expenses	$(298)	$(240)	$(229)
Interest expense	(131)	(89)	(66)
Interest and dividend income	6	27	44
Gain (loss) on investments	4	(25)	—
Acquisition-related costs	(18)	—	—
Gain on sale of product line	—	28	—
Litigation settlement	—	(62)	—

Total	$(437)	$(361)	$(251)

     The following table presents the details of “Corporate and Other” total assets at December 31:

	2009	2008	2007

Cash and other assets	$1,266	$1,684	$795
Accounts receivable	17	20	7
Current deferred tax asset	1	2	1
Property, plant and equipment	10	28	38
Other tangible assets	275	141	200

Total	$1,569	$1,875	$1,041

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     The following table presents consolidated revenues based on the location of the use of the products or services for the years ended December 31:

	2009	2008	2007

United States	$3,091	$4,512	$3,822
Canada and other	493	666	619

North America	3,584	5,178	4,441

Latin America	1,134	1,127	903
Europe, Africa, Russia, Caspian	2,925	3,386	3,076
Middle East, Asia Pacific	2,021	2,173	2,008

Total	$9,664	$11,864	$10,428

     The following table presents net property, plant and equipment based on the location of the asset at December 31:

	2009	2008	2007

United States	$1,377	$1,356	$1,128
Canada and other	105	104	91

North America	1,482	1,460	1,219

Latin America	354	259	160
Europe, Africa, Russia, Caspian	809	679	641
Middle East, Asia Pacific	516	435	325

Total	$3,161	$2,833	$2,345

NOTE 14. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT PLANS
     We have both funded and unfunded noncontributory defined benefit pension plans (“Pension Benefits”) covering employees primarily in the U.S., the U.K., Germany and several other countries in the Middle East region. Under the provisions of the U.S. qualified pension plan, a hypothetical cash balance account is established for each participant. Such accounts receive pay credits on a quarterly basis. The quarterly pay credit is based on a percentage according to the employee’s age on the last day of the quarter applied to quarterly eligible compensation. In addition to quarterly pay credits, a cash balance account receives interest credits based on the balance in the account on the last day of the quarter. The U.S. qualified pension plan also includes frozen accrued benefits for participants in legacy defined benefit plans. For the majority of the participants in the U.K. pension plans, we do not accrue benefits as the plans are frozen; however, there are a limited number of members who still accrue future benefits on a defined benefit basis. The Germany pension plan is an unfunded plan where benefits are based on creditable years of service, creditable pay and accrual rates. We also provide certain postretirement health care benefits (“other postretirement benefits”), through an unfunded plan, to substantially all U.S. employees who retire and have met certain age and service requirements.
     ASC 715, Compensation — Retirement requires an employer to measure the funded status of each of its plans as of the date of its year end statement of financial position effective for 2008. The impact of moving our funded status measurement date from October 1 to December 31 was a reduction of $4 million to our 2008 beginning retained earnings.
Funded Status
     Below is the reconciliation of the beginning and ending balances of benefit obligations, fair value of plan assets and the funded status of our plans. For our pension plans, the benefit obligation is the projected benefit obligation (“PBO”) and for our other post-retirement benefit plan, the benefit obligation is the accumulated postretirement benefit obligation (“APBO”). The beginning of the year balance was October 1, 2008. The end of year balances are as of December 31 for 2009 and 2008; therefore, for 2008 reconciling items reflected below represent 15 months of activity as a result of the adoption of ASC 715.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

					Other Postretirement
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Benefits
	2009	2008	2009	2008	2009	2008

Change in benefit obligation:
Benefit obligation at beginning of year	$303	$280	$227	$319	$158	$156
Service cost	29	38	3	3	8	10
Interest cost	20	21	15	21	10	11
Actuarial loss (gain)	51	(16)	49	(36)	(1)	(1)
Benefits paid	(19)	(16)	(7)	(8)	(13)	(18)
Curtailment	(9)	—	(1)	—	(5)	—
Other	—	(4)	18	(2)	—	—
Exchange rate adjustments	—	—	23	(70)	—	—

Benefit obligation at end of year	375	303	327	227	157	158

Change in plan assets:
Fair value of plan assets at beginning of year	290	459	197	306	—	—
Actual return on plan assets	77	(152)	24	(45)	—	—
Employer contributions	2	3	13	17	13	18
Benefits paid	(19)	(16)	(7)	(8)	(13)	(18)
Other	(4)	(4)	(1)	—	—	—
Exchange rate adjustments	—	—	22	(73)	—	—

Fair value of plan assets at end of year	346	290	248	197	—	—

Funded status — underfunded at end of year	$(29)	$(13)	$(79)	$(30)	$(157)	$(158)

     The amounts recognized in the consolidated balance sheet consist of the following as of December 31:

					Other Postretirement
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Benefits
	2009	2008	2009	2008	2009	2008

Noncurrent assets	$—	$4	$—	$11	$—	$—
Current liabilities	(2)	(2)	(4)	(1)	(18)	(15)
Noncurrent liabilities	(27)	(15)	(75)	(40)	(139)	(143)

Net amount recognized	$(29)	$(13)	$(79)	$(30)	$(157)	$(158)

     The accumulated benefit obligation (“ABO”) is the actuarial present value of pension benefits attributed to employee service to date and present compensation levels. The ABO differs from the PBO in that the ABO does not include any assumptions about future compensation levels. The ABO for all U.S. plans was $366 million and $293 million at December 31, 2009 and 2008, respectively. The ABO for all non-U.S. plans was $313 million and $220 million at December 31, 2009 and 2008, respectively.
     Information for the plans with ABOs in excess of plan assets is as follows at December 31:

					Other Postretirement
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Benefits
	2009	2008	2009	2008	2009	2008

Projected benefit obligation	$375	$17	$327	$43	n/a	n/a
Accumulated benefit obligation	366	17	313	36	$157	$158
Fair value of plan assets	346	—	248	2	n/a	n/a

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
     Weighted average assumptions used to determine benefit obligations for these plans are as follows for the years ended December 31:

					Other Postretirement
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Benefits
	2009	2008	2009	2008	2009	2008

Discount rate	5.9%	6.4%	5.6%	6.4%	5.9%	6.4%
Rate of compensation increase	4.0%	4.0%	4.1%	4.0%	n/a	n/a
Social security increase	3.5%	3.5%	3.1%	3.1%	n/a	n/a
     The development of the discount rate for our U.S. plans was based on a bond matching model whereby a hypothetical bond portfolio of high-quality, fixed-income securities is selected that will match the cash flows underlying the projected benefit obligation. The discount rate assumption for our non-U.S. plans reflects the market rate for high-quality, fixed-income securities.
Accumulated Other Comprehensive Loss
     The amounts recognized in accumulated other comprehensive loss consist of the following as of December 31:

					Other Postretirement
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Benefits
	2009	2008	2009	2008	2009	2008

Net loss	$150	$173	$132	$83	$—	$6
Net prior service cost	3	4	—	—	2	4

Total	$153	$177	$132	$83	$2	$10

     The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $14 million and $1 million, respectively. The estimated prior service cost for the other postretirement benefits that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $1 million.
Net Periodic Benefit Costs
     The components of net periodic cost (benefit) are as follows for the years ended December 31:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Service cost	$29	$30	$31	$3	$2	$3	$8	$8	$8
Interest cost	20	17	16	15	17	18	10	9	9
Expected return on plan assets	(25)	(38)	(34)	(15)	(20)	(19)	—	—	—
Amortization of prior service cost	1	—	—	—	—	—	1	1	1
Amortization of net loss	14	1	1	2	1	3	—	—	—
Curtailment	1	—	—	—	—	—	—	—	—
Other	3	—	—	(1)	(2)	—	—	—	—

Net periodic cost (benefit)	$43	$10	$14	$4	$(2)	$5	$19	$18	$18

     Weighted average assumptions used to determine net periodic benefit costs for these plans are as follows for the years ended December 31:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Discount rate	6.3%	6.3%	6.0%	6.4%	5.7%	5.0%	6.3%	6.3%	6.0%
Expected long-term return on plan assets	8.5%	8.5%	8.5%	7.2%	7.2%	6.9%	n/a	n/a	n/a
Rate of compensation increase	4.0%	4.0%	4.0%	4.0%	4.1%	3.9%	n/a	n/a	n/a
Social security increase	3.5%	3.5%	n/a	3.1%	3.1%	n/a	n/a	n/a	n/a

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
Health Care Cost Trend Rates
     Assumed health care cost trend rates have a significant effect on the amounts reported for other postretirement benefits. As of December 31, 2009, the health care cost trend rate was 7.7% for employees under age 65 and 6.4% for participants over age 65, with each declining gradually each successive year until it reaches 5.0% for both employees under age 65 and over age 65 in 2018. A one percentage point change in assumed health care cost trend rates would have had the following effects on 2009:

	One Percentage	One Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$0.4	$(0.4)
Effect on postretirement welfare benefit obligation	5.5	(5.0)
Plan Assets — U.S. Pension Plan
     We have investment committees that meet regularly to review the portfolio returns and to determine asset-mix targets based on asset/liability studies. Third-party investment consultants assist us in developing asset allocation strategies to determine our expected rates of return and expected risk for various investment portfolios. The investment committees considered these strategies in the formal establishment of the current asset-mix targets based on the projected risk and return levels for all major asset classes.
     The investment policy of the U.S. pension plan (the “U.S. Plan”) was developed after examining the historical relationships of risk and return among asset classes and the relationship between the expected behavior of the U.S. Plan’s assets and liabilities. The investment policy of the U.S. Plan is designed to provide the greatest probability of meeting or exceeding the U.S. Plan’s objectives at the lowest possible risk.
     In establishing its risk tolerance, the investment committee for the U.S. Plan (“U.S. Committee”) considers its ability to withstand short-term and intermediate-term volatility in market conditions. The U.S. Committee also reviews the long-term characteristics of various asset classes, focusing on balancing risk with expected return. Accordingly, the U.S. Committee selected the following four asset classes as allowable investments for the assets of the U.S. Plan: U.S. equities, Real Estate, U.S. fixed-income securities, and non-U.S. equities.
     The table below presents the fair values of the assets in the U.S. Plan at December 31, 2009, by asset category and by levels of fair value as further defined in Note 10 of Notes to Consolidated Financial Statements.

				Total Asset
Asset Category	Level 1	Level 2	Level 3	Value

Fixed Income (a)	$—	$95	$—	$95
Non-U.S. Equity (b)	—	78	—	78
U.S. Small Cap Equity (c)	—	55	—	55
S&P 500 Index Fund (d)	—	48	—	48
U.S. Large Cap Growth Equity (e)	—	30	—	30
U.S. Large Cap Value Equity (f)	—	23	—	23
Real Estate Fund (g)	—	—	13	13
Real Estate Investment Trust Equity	—	4	—	4

Total	$—	$333	$13	$346

(a)	A pooled fund with a strategy of investing in fixed income securities. The current allocation includes: 35% in U.S. Government securities; 34% in residential mortgage backed; 26% in corporate bonds; and 5% in index-linked, commercial mortgage-backed and asset-backed securities and cash.

(b)	Multi-manager strategy investing in common stocks of non-U.S. listed companies using both value and growth approaches.

(c)	Multi-manager strategy investing in common stocks of smaller U.S. listed companies using both value and growth approaches.

(d)	A passively managed commingled fund investing in common stocks of the S&P 500 Index.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)

(e)	Multi-manager growth strategy investing in common stocks of U.S. listed, large capitalization companies.

(f)	Multi-manager value strategy investing in common stocks of U.S. listed, large capitalization companies.

(g)	Commingled fund investing in a diversified portfolio of U.S. based properties. The current allocation includes: 30% Office, 28% Apartments, 24% Retail, 12% Industrial and 6% Hotel.
Plan Assets — Non-U.S. Pension Plans
     The investment policy of the Baker Hughes U.K. pension plan, (the “U.K. Plan”) covers the asset allocation that the Trustees believe is the most appropriate for the U.K. Plan in the long term taking into account the nature of the liabilities they expect to have to meet.
     The suitability of the asset allocation and investment policy is reviewed after every actuarial valuation of the U.K. Plan and will take the form of an asset and liability modeling study (if required). As part of the review, the Trustees will examine the impact on the volatility of the U.K. Plan’s funding level arising from decisions made about the investment arrangements, including decisions about the investment strategy, about active and passive management and about manager selection. The Trustees will consider the likely impact on their ability to pay benefits should the U.K. Plan fail to be fully funded on both an ongoing and discontinuance basis. The review will also take into account the risk of changes in the Plan’s funding position resulting from changes in the U.K. Plan’s liabilities.
     The table below presents the fair values of the assets in our non-U.S. pension plans at December 31, 2009, by asset category and by levels of fair value as further defined in Note 10 of Notes to Consolidated Financial Statements.

				Total Asset
Asset Category	Level 1	Level 2	Level 3	Value

U.K. Equity Index Fund (a)	$—	$68	$—	$68
Global Equity Strategy (b)	—	54	—	54
Over 15 Yrs U.K. Gilt Index Fund (c)	—	44	—	44
Corporate Bond Index Fund Over 15 Years (d)	—	39	—	39
U.K. Property Fund (e)	—	—	19	19
Sterling Liquidity Fund (f)	—	10	—	10
Over 5 Yrs Index Linked Index Fund (g)	—	7	—	7
Insurance contracts	—	—	7	7

Total	$—	$222	$26	$248

(a)	Invests passively in securities to achieve returns in line with the Financial Times (London) Stock Exchange (“FTSE”) All-Share Index.

(b)	Invests in global securities from the world’s developed markets, including the U.S. and, on an annualized basis, seeks to outperform the Morgan Stanley Capital International World Index by 3%, over a complete market cycle.

(c)	Invests passively in securities to achieve returns in line with the FTSE U.K. Gilts Over 15 Year Index.

(d)	Invests passively in securities to achieve returns in line with the iBoxx £ non-gilts, over 15 years index.

(e)	Invests in a diversified range of property throughout the U.K., principally in the retail, office and industrial/warehouse sectors.

(f)	Invests in securities to receive an investment return that is consistent with the security of capital and a high degree of liquidity.

(g)	Invests passively in securities to receive returns in line with the FTSE U.K. Gilts Index-Linked Over 5 Years Index.
     The following table presents a rollforward for the fair value of the assets using Level 3 unobservable inputs.

			Non-U.S.
	U.S. Property	Non-U.S.	Insurance
	Fund	Property Fund	Contracts	Total

Beginning balance at January 1, 2009	$19	$18	$7	$44
Unrealized (losses) gains	(6)	1	1	(4)
Net purchases (sales)	—	—	(1)	(1)

Ending balance at December 31, 2009	$13	$19	$7	$39

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
Expected Cash Flows
     For all pension plans, we make annual contributions to the plans in amounts equal to or greater than amounts necessary to meet minimum governmental funding requirements. Although we previously expected to forgo contributions for a period of five to eight years, due to recent downturns in investment markets and the decline in the value of the pension plan assets, we may be required to make contributions to the U.S. qualified pension plan within the next one to two years. In 2010, we expect to contribute between $20 million and $25 million to our U.S. pension plans and between $15 million and $20 million to the non-U.S. pension plans. In 2010, we also expect to make benefit payments related to postretirement welfare plans of between $18 million and $20 million.
     The following table presents the expected benefit payments over the next ten years. The U.S. and non-U.S. pension benefit payments are made by the respective pension trust funds. The other postretirement benefits are net of expected Medicare subsidies of approximately $2 million per year and are payments that are expected to be made by us.

			Other
	U.S. Pension	Non-U.S. Pension	Postretirement
Year	Benefits	Benefits	Benefits

2010	$20	$11	$19
2011	23	10	16
2012	26	10	16
2013	29	12	16
2014	32	13	17
2015-2019	207	66	95
DEFINED CONTRIBUTION PLANS
     During the periods reported, generally all of our U.S. employees were eligible to participate in our sponsored Thrift Plan, which is a 401(k) plan under the Internal Revenue Code of 1986, as amended (“the Code”). The Thrift Plan allows eligible employees to elect to contribute from 1% to 50% of their salaries to an investment trust. Employee contributions are matched by the Company in cash at the rate of $1.00 per $1.00 employee contribution for the first 5% of the employee’s salary and such contributions vest immediately. In addition, we make cash contributions for all eligible employees between 2% and 5% of their salary depending on the employee’s age. Such contributions are fully vested to the employee after three years of employment. The Thrift Plan provides for ten different investment options, for which the employee has sole discretion in determining how both the employer and employee contributions are invested. The Thrift Plan does not offer Baker Hughes company stock as an investment option. Our contributions to the Thrift Plan and several other non-U.S. defined contribution plans amounted to $129 million, $137 million and $131 million in 2009, 2008 and 2007, respectively.
     For certain non-U.S. employees who are not eligible to participate in the Thrift Plan, we provide a non-qualified defined contribution plan that provides basically the same benefits as the Thrift Plan. In addition, we provide a non-qualified supplemental retirement plan (“SRP”) for certain officers and employees whose benefits under the Thrift Plan and/or the U.S. defined benefit pension plan are limited by federal tax law. The SRP also allows the eligible employees to defer a portion of their eligible compensation and provides for employer matching and base contributions pursuant to limitations. Both non-qualified plans are invested through trusts, and the assets and corresponding liabilities are included in our consolidated balance sheet. Our contributions to these non-qualified plans were $11 million, $9 million and $11 million for 2009, 2008 and 2007, respectively.
     In 2010, we estimate we will contribute between $142 million and $154 million to our defined contribution plans.
POSTEMPLOYMENT BENEFITS
     We provide certain postemployment disability income, medical and other benefits to substantially all qualifying former or inactive U.S. employees. Income benefits for long-term disability are provided through a fully-insured plan. The continuation of medical and other benefits while on disability (“Continuation Benefits”) are provided through a qualified self-insured plan. The accrued postemployment liability for Continuation Benefits at December 31, 2009 and 2008 was $13 million and $12 million, respectively, and is included in other liabilities in our consolidated balance sheet.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
NOTE 15. COMMITMENTS AND CONTINGENCIES
Leases
     At December 31, 2009, we had long-term non-cancelable operating leases covering certain facilities and equipment. The minimum annual rental commitments, net of amounts due under subleases, for each of the five years in the period ending December 31, 2014 are $126 million, $87 million, $63 million, $40 million and $27 million, respectively, and $102 million in the aggregate thereafter. Rent expense, which generally includes transportation equipment and warehouse facilities, was $241 million, $227 million and $179 million for the years ended December 31, 2009, 2008 and 2007, respectively. We have not entered into any significant capital leases during the three years ended December 31, 2009.
Litigation
     We are involved in litigation or proceedings that have arisen in our ordinary business activities as well as in relation to the pending merger with BJ Services. We insure against these risks to the extent deemed prudent by our management and to the extent insurance is available, but no assurance can be given that the nature and amount of that insurance will be sufficient to fully indemnify us against liabilities arising out of pending and future legal proceedings. Many of these insurance policies contain deductibles or self-insured retentions in amounts we deem prudent and for which we are responsible for payment. In determining the amount of self-insurance, it is our policy to self-insure those losses that are predictable, measurable and recurring in nature, such as claims for automobile liability, general liability and workers compensation. The accruals for losses are calculated by estimating losses for claims using historical claim data, specific loss development factors and other information as necessary.
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
Also on April 26, 2007, the SEC filed a Complaint (the “SEC Complaint”) and a proposed order (“2007 Order”) against us in the Court. The SEC Complaint and the 2007 Order were filed as part of a settled civil enforcement action by the SEC, to resolve the civil

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
portion of the government’s investigation of us. As part of our agreement with the SEC, we consented to the filing of the SEC Complaint without admitting or denying the allegations in the Complaint, and also consented to the entry of the 2007 Order. The SEC Complaint alleged civil violations of the FCPA’s antibribery provisions related to our operations in Kazakhstan, the FCPA’s books-and-records and internal-controls provisions related to our operations in Nigeria, Angola, Kazakhstan, Indonesia, Russia, and Uzbekistan, and the cease and desist order that we had entered into with the SEC on September 12, 2001 (“2001 Order”). In entering into the 2001 Order, we had neither admitted nor denied the factual allegations contained therein including alleged violations of Section 13(b)(2)(A) and Section 13(b)(2)(B) of the Securities Exchange Act of 1934 that require issuers to: (x) make and keep books, records and accounts, which, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the issuer and (y) devise and maintain a system of internal accounting controls sufficient to provide reasonable assurances that: (i) transactions are executed in accordance with management’s general or specific authorization; and (ii) transactions are recorded as necessary: (I) to permit preparation of financial statements in conformity with generally accepted accounting principles or any other criteria applicable to such statements, and (II) to maintain accountability for assets. The 2007 Order became effective on May 1, 2007, which is the date it was confirmed by the Court. The 2007 Order enjoins us from violating the FCPA’s antibribery, books-and-records, and internal-controls provisions. As in the DPA, it required that we retain the independent monitor to assess our FCPA compliance policies and procedures.
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
BJ Services Merger Related Stockholder Lawsuits
Delaware Cases
     On September 1, 2009, three purported stockholder class action lawsuits styled Laborers Local 235 Benefit Fund v. Stewart, et al., The Booth Family Trust v. Huff, et al., and Dugdale v. Huff, et al., were filed in the Court of Chancery of the State of Delaware (the “Delaware Chancery Court”) on behalf of the public stockholders of BJ Services, with respect to the Merger Agreement, dated as of August 30, 2009, among Baker Hughes, its wholly owned subsidiary, BSA Acquisition LLC, a Delaware limited liability company (“Merger Sub”) and BJ Services, whereby, subject to satisfaction of the conditions to closing, BJ Services will merge with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving entity after the Merger. Each action names BJ Services, the current members of the BJ Services Board of Directors (the “BJ Services Board”) and the Company as defendants (collectively the “Defendants”).

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
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
     To date, three additional actions have been filed against the Company, BJ Services and its Board in District Courts in Harris County, Texas. They are: (1) Johnson v. Stewart, et al., filed on September 11, 2009, (2) Saratoga Advantage Trust — Energy & Basic Materials Portfolio v. Huff, et al., filed on September 11, 2009, and (3) Matt v. Huff, et al., which was filed on September 21, 2009. The lead plaintiff and plaintiff’s counsel in the Garden City and Saratoga Advantage Trust cases filed in Texas also filed the cases of the same name in Delaware that are listed above. The Texas actions make substantially the same allegations as were initially asserted in the Delaware actions, and seek the same relief.
     On October 9, 2009, the Harris County Court consolidated the Texas actions and restyled the action as Garden City Employees’ Retirement System, et al. v. BJ services Company, et al., Cause No. 2009-57320, 80th Judicial District of Harris County, Texas. No amended consolidated complaint has been filed as of the date of this Annual Report on Form 10-K.
     On October 20, 2009, the Court of Appeals for the First District of Texas at Houston granted Defendants’ emergency motion to stay the Texas cases pending its decision on defendants’ mandamus petition seeking a stay of the Texas litigation pending adjudication of the first-filed cases in Delaware.
Proposed Settlement of Delaware and Texas Cases
The Company believes that the Delaware and Texas actions are without merit, and that it has valid defenses to all claims. Nevertheless, in an effort to minimize further cost, expense, burden and distraction of any litigation relating to such lawsuits, on February 9, 2010, the parties to the Delaware and Texas actions entered into a Memorandum of Understanding regarding the terms of

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
settlement of such lawsuits. The Memorandum of Understanding resolves the allegations by the plaintiffs against the defendants in connection with the merger and provides a release and settlement by the purported class of the BJ Services stockholders of all claims against BJ Services, its directors and an officer and Baker Hughes, and their affiliates and agents, in connection with the merger. In exchange for such release and settlement, the parties agreed, after discussions on an arms’ length basis, that Baker Hughes and BJ Services provide additional supplemental disclosures in the joint proxy statement/prospectus included in a registration statement on Form S-4 filed by Baker Hughes on February 9, 2010 with the SEC. The proposed settlement includes an agreement that neither BJ Services nor Baker Hughes will oppose plaintiff’s counsel’s application for BJ Services to pay attorneys’ fees and costs in an amount to be determined by the court up to $700,000. In general, the terms of the Memorandum of Understanding will not become legally binding unless and until further definitive documentation is entered into and court approval is obtained. The settlement is contingent upon consummation of the merger. There can be no assurance as to when or whether any of the foregoing conditions will be satisfied. In the event that these conditions are not satisfied, the Company intends to continue to vigorously defend these actions.
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
     Our total accrual for environmental remediation is $18 million and $17 million, which includes accruals of $6 million and $6 million for the various Superfund sites, at December 31, 2009 and 2008, respectively. The determination of the required accruals for remediation costs is subject to uncertainty, including the evolving nature of environmental regulations and the difficulty in estimating the extent and type of remediation activity that will be utilized. We believe that the likelihood of material losses in excess of the amounts accrued is remote.
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
     In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as letters of credit and other bank issued guarantees, which totaled approximately $692 million at December 31, 2009. We also had commitments outstanding for purchase obligations related to capital expenditures and inventory under purchase orders and contracts

Baker Hughes Incorporated
Notes to Consolidated Financial Statements (continued)
of approximately $221 million at December 31, 2009. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our consolidated financial statements.
NOTE 16. ACCUMULATED OTHER COMPREHENSIVE LOSS
     The following is a reconciliation of Accumulated Other Comprehensive Loss:

	Pensions and	Foreign	Accumulated
	Other	Currency	Other
	Postretirement	Translation	Comprehensive
	Benefits	Adjustments	Loss

Balance at December 31, 2007	$(56)	$12	$(44)
Translation adjustments	—	(354)	(354)
Amortization of prior service cost	1	—	1
Amortization of actuarial net loss	2	—	2
Actuarial net losses arising in the year	(222)	—	(222)
Adjustment to reflect change in measurement date	1	—	1
Effect of exchange rate	26	—	26
Deferred taxes	67	—	67

Balance at December 31, 2008	(181)	(342)	(523)
Translation adjustments	—	122	122
Amortization of prior service cost	1	—	1
Amortization of actuarial net loss	16	—	16
Actuarial net losses arising in the year	(22)	—	(22)
Effect of exchange rate	(10)	—	(10)
Deferred taxes	2	—	2

Balance at December 31, 2009	$(194)	$(220)	$(414)

NOTE 17. QUARTERLY DATA (UNAUDITED)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

2009
Revenues	$2,668	$2,336	$2,232	$2,428	$9,664
Gross profit (1)	599	437	383	451	1,870
Net income	195	87	55	84	421
Basic earnings per share	0.63	0.28	0.18	0.27	1.36
Diluted earnings per share	0.63	0.28	0.18	0.27	1.36
Dividends per share	0.15	0.15	0.15	0.15	0.60
Common stock market prices:
High	38.08	42.33	44.01	47.67
Low	26.58	29.22	33.41	38.04

2008
Revenues	$2,670	$2,998	$3,010	$3,186	$11,864
Gross profit (1)	798	895	879	912	3,484
Net income	395	379	429	432	1,635
Basic earnings per share	1.28	1.24	1.40	1.41	5.32
Diluted earnings per share	1.27	1.23	1.39	1.41	5.30
Dividends per share	0.13	0.13	0.15	0.15	0.56
Common stock market prices:
High	81.34	89.56	88.57	60.54
Low	63.90	68.50	60.93	26.02

(1)	Represents revenues less cost of sales, cost of services and rentals and research and engineering.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this annual report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, as of December 31, 2009, our disclosure controls and procedures, as defined by Rule 13a-15(e) of the Exchange Act, are effective at a reasonable assurance level.
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
Design and Evaluation of Internal Control Over Financial Reporting
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management included a report of their assessment of the design and effectiveness of our internal controls over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8 under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Information regarding the Business Code of Conduct and Code of Ethical Conduct Certificates for our principal executive officer, principal financial officer and principal accounting officer are described in Item 1. Business of this Annual Report. Information concerning our directors is set forth in the sections entitled “Proposal No. 1, Election of Directors,” and “Corporate Governance — Committees of the Board — Audit/Ethics Committee” in our Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2009 (“Proxy Statement”), which sections are incorporated herein by reference. For information regarding our executive officers, see “Item 1. Business — Executive Officers” in this Annual Report on Form 10-K. Additional information regarding compliance by directors and executive officers with Section 16(a) of the Exchange Act is set forth under the section entitled “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement, which section is incorporated herein by reference. For information concerning our Business Code of Conduct and Code of Ethical Conduct Certificates, see “Item 1. Business” in this Annual Report on Form 10-K.

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
Equity Compensation Plan Information
     The information in the following table is presented as of December 31, 2009 with respect to shares of our common stock that may be issued under our existing equity compensation plans, including the Baker Hughes Incorporated 1993 Stock Option Plan, the Baker Hughes Incorporated Long-Term Incentive Plan and the Baker Hughes Incorporated 2002 Directors & Officers Long-Term Incentive Plan, all of which have been approved by our stockholders (in millions, except per share prices).

			Number of Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(excluding securities
Equity Compensation Plan	Options, Warrants	Options, Warrants	reflected in the first
Category	and Rights	and Rights	column)

Stockholder-approved plans (excluding Employee Stock Purchase Plan)	2.0	$53.64	1.4
Nonstockholder-approved plans (1)	3.7	48.27	0.6

Subtotal (except for weighted average exercise price)	5.7	50.17	2.0
Employee Stock Purchase Plan (2)	—	—	7.2

Total	5.7	$50.17	9.2

(1)	The table includes the following nonstockholder-approved plans: the 1998 Employee Stock Option Plan, the 2002 Employee Long-Term Incentive Plan and the Director Compensation Deferral Plan. A description of each of these plans is set forth below.

(2)	The per share purchase price under the Baker Hughes Incorporated Employee Stock Purchase Plan is determined in accordance with section 423 of the Code as 85% of the lower of the fair market value of a share of our common stock on the date of grant or the date of purchase.

     Our nonstockholder-approved plans are described below:
1998 Employee Stock Option Plan
     The Baker Hughes Incorporated 1998 Employee Stock Option Plan (the “1998 ESOP”) was adopted effective as of October 1, 1998. The number of shares authorized for issuance under the 1998 ESOP was 7.0 million shares. Nonqualified stock options may be granted under the 1998 ESOP to our employees. The exercise price of the options will be equal to the fair market value per share of our common stock on the date of grant, and option terms may be up to ten years. Under the terms and conditions of the option award agreements for options issued under the 1998 ESOP, options generally vest and become exercisable in installments over the optionee’s period of service, and the options vest on an accelerated basis in the event of a change in control. As of December 31, 2009, options covering approximately 0.1 million shares of our common stock were outstanding under the 1998 ESOP, options covering approximately 9,000 shares were exercised during fiscal year 2009. There are no shares available for grants of future options as the plan expired on October 1, 2008.
2002 Employee Long-Term Incentive Plan
     The Baker Hughes Incorporated 2002 Employee Long-Term Incentive Plan (the “2002 Employee LTIP”) was adopted effective as of March 6, 2002. The 2002 Employee LTIP permits the grant of awards as nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, stock awards and cash-based awards to our corporate officers and key employees. The number of shares authorized for issuance under the 2002 Employee LTIP is 9.5 million, with no more than 69,000 shares available for future grants (the number of shares is subject to adjustment for changes in our common stock).
     The 2002 Employee LTIP is the companion plan to the Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan, which was approved by our stockholders in 2002. The rationale for the two companion plans was to discontinue the use of the remaining older option plans and to have only two plans from which we would issue compensation awards.
     Options. The exercise price of the options will not be less than the fair market value of the shares of our common stock on the date of grant, and options terms may be up to ten years. The maximum number of shares of our common stock that may be subject to options granted under the 2002 Employee LTIP to any one employee during any one fiscal year will not exceed 3.0 million, subject to adjustment under the antidilution provisions of the 2002 Employee LTIP. Under the terms and conditions of the stock option awards for options issued under the 2002 Employee LTIP, options generally vest and become exercisable in installments over the optionee’s period of service, and the options vest on an accelerated basis in the event of a change in control or certain terminations of employment. As of December 31, 2009, options covering approximately 3.5 million shares of our common stock were outstanding under the 2002 Employee LTIP and options covering approximately 24,000 shares were exercised during fiscal year 2009.
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
Director Compensation Deferral Plan
     The Baker Hughes Incorporated Director Compensation Deferral Plan, as amended and restated effective July 24, 2002 (the “Deferral Plan”), is intended to provide a means for members of our Board of Directors to defer compensation otherwise payable and provide flexibility with respect to our compensation policies. Under the provisions of the Deferral Plan, directors may elect to defer income with respect to each calendar year. The compensation deferrals may be stock option-related deferrals or cash-based deferrals. If a director elects a stock option-related deferral, on the last day of each calendar quarter he or she will be granted a nonqualified stock option. The number of shares subject to the stock option is calculated by multiplying the amount of the deferred compensation that otherwise would have been paid to the director during the quarter by 4.4 and then dividing by the fair market value of our common stock on the last day of the quarter. The per share exercise price of the option will be the fair market value of a share of our common stock on the date the option is granted. Stock options granted under the Deferral Plan vest on the first anniversary of the date of grant and must be exercised within ten years of the date of grant. If a director’s directorship terminates for any reason, any options outstanding will expire three years after the termination of the directorship. The maximum aggregate number of shares of our common stock that may be issued under the Deferral Plan is 0.5 million. As of December 31, 2009, options covering 3,313 shares of our common stock were outstanding under the Deferral Plan, there were no shares exercised during fiscal 2009 and approximately 0.5 million shares remained available for future options.
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
3.1	Restated Certificate of Incorporation (filed as Exhibit 3.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2007).

3.2	Restated Bylaws of Baker Hughes Incorporated effective as of February 19, 2010 except for Article III, Section 1 which will not be effective unless and until the closing of the pending merger with BJ Services Company (filed as Exhibit 3.2 to Current Report of Baker Hughes Incorporated on Form 8-K filed February 23, 2010).

4.1	Rights of Holders of the Company’s Long-Term Debt. The Company has no long-term debt instrument with regard to which the securities authorized there under equal or exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of its long-term debt instruments to the SEC upon request.

4.2	Restated Certificate of Incorporation (filed as Exhibit 3.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2007).

4.3	Restated Bylaws of Baker Hughes Incorporated effective as of February 19, 2010 except for Article III, Section 1 which will not be effective unless and until the closing of the pending merger with BJ Services Company (filed as Exhibit 3.2 to Current Report of Baker Hughes Incorporated on Form 8-K filed February 23, 2010).

4.4	Indenture dated as of May 15, 1994 between Western Atlas Inc. and The Bank of New York, Trustee, providing for the issuance of securities in series (filed as Exhibit 4.4 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2004).

4.5	Indenture dated October 28, 2008, between Baker Hughes Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed October 29, 2008).

4.6	Officers’ Certificate of Baker Hughes Incorporated dated October 28 2008 establishing the 6.50% Senior Notes due 2013 and the 7.50% Senior Notes due 2018 (filed as Exhibit 4.2 to Current Report of Baker Hughes Incorporated on Form 8-K filed October 29, 2008).

4.7	Form of 6.50% Senior Notes Due 2013 (filed as Exhibit 4.3 to Current Report of Baker Hughes Incorporated on Form 8-K filed October 29, 2008).

4.8	Form of 7.50% Senior Notes Due 2018 (filed as Exhibit 4.4 to Current Report of Baker Hughes Incorporated on Form 8-K filed October 29, 2008).

10.1+	Amendment and Restatement of Employment Agreement between Chad C. Deaton and Baker Hughes Incorporated dated as of January 1, 2009 (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed December 19, 2008).

10.2+	Form of Amended and Restated Change in Control Agreement between Baker Hughes Incorporated and each of the executive officers effective as of January 1, 2009.

10.3+	Stock Option Agreement issued to Chad C. Deaton on October 25, 2004 in the amount of 75,000 shares of Company Common Stock (filed as Exhibit 10.4 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2004).

10.4+	Agreement regarding restricted stock award issued to Chad C. Deaton on October 25, 2004 in the amount of 80,000 shares of Company Common Stock (filed as Exhibit 10.5 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2004).

10.5+	Letter Agreement between Peter A. Ragauss and Baker Hughes Incorporated dated as of March 27, 2006 (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed March 31, 2006).

10.6+	Amendment and Restatement of the Baker Hughes Incorporated Change in Control Severance Plan effective as of January 1, 2009 (filed as Exhibit 10.3 to Current Report of Baker Hughes Incorporated on Form 8-K filed December 19, 2008).

10.7+	Form of Indemnification Agreement between Baker Hughes Incorporated and each of the directors and executive officers (filed as Exhibit 10.4 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.8+	Form of Amendment to the Indemnification Agreement between Baker Hughes Incorporated and each of the directors and executive officers effective as of January 1, 2009 (filed as Exhibit 10.4 to Current Report of Baker Hughes Incorporated on Form 8-K filed December 19, 2008).

10.9+	Baker Hughes Incorporated Director Retirement Policy for Certain Members of the Board of Directors (filed as Exhibit 10.10 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.10+	Baker Hughes Incorporated Director Compensation Deferral Plan, as amended and restated effective as of January 1, 2009 (filed as Exhibit 10.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2008).

10.11+	Amendment to Baker Hughes Incorporated Director Compensation Deferral Plan effective as of January 1, 2009 (filed as Exhibit 10.5 to Current Report of Baker Hughes Incorporated on Form 8-K filed on December 19, 2008).

10.12+	Baker Hughes Incorporated Executive Severance Plan, as amended and restated on February 7, 2008 (filed as Exhibit 10.17 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2007).

10.13+	Amendment to Exhibit A of Baker Hughes Incorporated Executive Severance Plan as of July 20, 2009 (filed as Exhibit 10.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2009).

10.14+	Baker Hughes Incorporated Annual Incentive Compensation Plan, as amended and restated on February 20, 2008 (filed as Exhibit 10.18 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2007).

10.15+	Amendment to the Baker Hughes Annual Incentive Compensation Plan effective as of January 1, 2009 (filed as Exhibit 10.7 to Current Report of Baker Hughes Incorporated on Form 8-K filed on December 19, 2008).

10.16+	Baker Hughes Incorporated Supplemental Retirement Plan, as amended and restated effective as of January 1, 2009 (filed as Exhibit 10.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2008).

10.17+	Amendment to the Baker Hughes Incorporated Supplemental Retirement Plan effective as of January 1, 2009 (filed as Exhibit 10.6 to Current Report of Baker Hughes Incorporated on Form 8-K filed on December 19, 2008).

10.18+	Long-Term Incentive Plan, as amended by Amendment No. 1999-1 to Long-Term Incentive Plan (filed as Exhibit 10.18 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2002).

10.19+	Baker Hughes Incorporated 1998 Employee Stock Option Plan, as amended by Amendment No. 1999-1 to 1998 Employee Stock Option Plan (filed as Exhibit 10.3 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2003).

10.20+	Baker Hughes Incorporated 2002 Employee Long-Term Incentive Plan (filed as Exhibit 4.4 to Registration Statement No. 333-87372 of Baker Hughes Incorporated on Form S-8 filed May 1, 2002).

10.21+	Amendment to Baker Hughes Incorporated 2002 Employee Long-Term Incentive Plan, effective July 24, 2008 (filed as Exhibit 10.4 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2008).

10.22+	Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan (filed as Exhibit 10.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2003).

10.23+	Amendment to 2002 Director & Officer Long-Term Incentive Plan, effective as of October 27, 2005 (filed as Exhibit 10.3 of Baker Hughes Incorporated to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.24+	Amendment to Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan effective July 24, 2008 (filed as Exhibit 10.3 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2008).

10.25*	Baker Hughes Incorporated Employee Stock Purchase Plan, as amended and restated, effective as of January 1, 2010.

10.26+	Form of Stock Option Agreement for executive officers effective October 1, 1998 (filed as Exhibit 10.37 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

10.27+	Form of Nonqualified Stock Option Agreement for directors effective October 25, 1998 (filed as Exhibit 10.39 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

10.28+	Form of Baker Hughes Incorporated Nonqualified Stock Option Agreement for executive officers, dated January 24, 2001 (filed as Exhibit 10.41 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

10.29+	Form of Baker Hughes Incorporated Nonqualified Stock Option Agreement for employees, dated January 30, 2002 (filed as Exhibit 10.43 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

10.30+*	Form of Baker Hughes Incorporated Nonqualified Stock Option Agreement with Terms and Conditions for officers.

10.31+	Form of Baker Hughes Incorporated Incentive Stock Option Agreement for employees, dated January 30, 2002 (filed as Exhibit 10.44 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

10.32+	Form of Baker Hughes Incorporated Stock Option Award Agreements, with Terms and Conditions (filed as Exhibit 10.46 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2002).

10.33+*	Form of Baker Hughes Incorporated Incentive Stock Option Agreement with Terms and Conditions for officers.

10.34+	Form of Restricted Stock Award Resolution, including Terms and Conditions (filed as Exhibit 10.3 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2004).

10.35+	Form of Baker Hughes Incorporated Restricted Stock Award Agreement (filed as Exhibit 10.54 to Annual Report on Form 10-K for the year ended December 31, 2004).

10.36+	Form of Baker Hughes Incorporated Restricted Stock Award Terms and Conditions (filed as Exhibit 10.54 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2004).

10.37+*	Form of Baker Hughes Incorporated Restricted Stock Award with Terms and Conditions for officers.

10.38+	Form of Baker Hughes Incorporated Restricted Stock Unit Agreement, including Terms and Conditions (filed as Exhibit 10.18 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2007).

10.39+	Form of Baker Hughes Incorporated Restricted Stock Unit Agreement (filed as Exhibit 10.54 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2004).

10.40	Form of Baker Hughes Incorporated Restricted Stock Unit Terms and Conditions (filed as Exhibit 10.54 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2004).

10.41+*	Form of Baker Hughes Incorporated Restricted Stock Unit Award Agreement and Terms and Conditions for officers.

10.42+	Form of Baker Hughes Incorporated Restricted Stock Award, including Terms and Conditions for directors (filed as Exhibit 10.40 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2005).

10.43+	Form of Baker Hughes Incorporated Stock Option Award Agreement, including Terms and Conditions for directors (filed as Exhibit 10.41 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2005).

10.44+	Form of Baker Hughes Incorporated Performance Unit Award Agreement, including Terms and Conditions (filed as Exhibit 10.42 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2007).

10.45+	Form of Baker Hughes Incorporated Performance Unit Award Agreement, including Terms and Conditions (filed as Exhibit 10.42 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2005).

10.46+	Form of Amended Baker Hughes Incorporated 2006 Performance Unit Award Terms and Conditions (filed as Exhibit 10.8 to Current Report of Baker Hughes Incorporated on Form 8-K filed December 19, 2008).

10.47+	Form of Amended Baker Hughes Incorporated 2007 Performance Unit Award Terms and Conditions (filed as Exhibit 10.9 to Current Report of Baker Hughes Incorporated on Form 8-K filed December 19, 2008).

10.48+*	Form of Baker Hughes Incorporated Performance Unit Award Agreement and terms and Conditions for officers.

10.49+	Performance Goals for the Performance Unit Award granted in 2006 (filed as Exhibit 10.43 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2005).

10.50+	Form of Performance Goals for the Performance Unit Awards (filed as Exhibit 10.44 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2006).

10.51+	Form of 2009 Performance Unit Award Agreement, including Terms and Conditions (filed as Exhibit 10.2 to Current Report of Baker Hughes Incorporated on Form 8-K filed March 31, 2009).

10.52+*	Compensation Table for Named Executive Officers and Directors.

10.53	Form of Credit Agreement, dated as of July 7, 2005, among Baker Hughes Incorporated, JPMorgan Chase Bank, N.A., as Administrative Agent and fourteen lenders for $500 million, in the aggregate for all banks (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed July 11, 2005).

10.54	First Amendment to the Credit Agreement dated June 7, 2006, among Baker Hughes Incorporated and fifteen banks for $500 million, in the aggregate for all banks (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed on June 12, 2006).

10.55	Second Amendment to the Credit Agreement dated May 31, 2007, among Baker Hughes Incorporated and fifteen banks for $500 million, in the aggregate for all banks (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed June 4, 2007).

10.56	Third Amendment to Credit Agreement dated as of April 1, 2008, among Baker Hughes Incorporated, JP Morgan Chase Bank, N.A., as Administrative Agent, and fifteen lenders for $500 million, in the aggregate for all banks (filed as Exhibit 10.2 to Current Report of Baker Hughes Incorporated on Form 8-K filed April 2, 2008).

10.57	Credit Agreement dated as of March 30, 2009, among Baker Hughes Incorporated, JP Morgan Chase Bank, N.A., as Administrative Agent, and thirteen lenders for $500 million, in the aggregate for all banks (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed March 31, 2009).

10.58	Agreement of Resignation, Appointment and Acceptance by and among Baker Hughes Incorporated, Citibank, N.A. and the Bank of New York Trust Company, N.A. dated as of April 26, 2007, effective May 1, 2007 (filed as Exhibit 10.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

10.59	Agreement and Plan of Merger among Baker Hughes Incorporated, Baker Hughes Delaware I, Inc. and Western Atlas Inc. dated as of May 10, 1998 (filed as Exhibit 10.30 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.60+	Employee Benefits Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA Inc. (filed as Exhibit 10.32 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.61	Deferred Prosecution Agreement between Baker Hughes Incorporated and the United States Department of Justice filed on April 26, 2007, with the United States District Court of Texas, Houston Division (filed as Exhibit 10.4 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

10.62	Plea Agreement between Baker Hughes Services International, Inc. and the United States Department of Justice filed on April 26, 2007, with the United States District Court of Texas, Houston Division (filed as Exhibit 10.5 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

10.63+	Letter Agreement between Baker Hughes Incorporated and David H. Barr dated February 25, 2009 (filed as Exhibit 10.59 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2008).

10.64+	Consulting Agreement between Baker Hughes Oilfield Operations, Inc. and David H. Barr dated February 25, 2009 (filed as Exhibit 10.60 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2008).

10.65	Agreement and Plan of Merger dated as of August 30, 2009, among Baker Hughes Incorporated, BSA Acquisition LLC and BJ Services Company (filed as Exhibit 2.1 to Current Report of Baker Hughes incorporated on Form 8-K filed August 31, 2009).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chad C. Deaton, Chief Executive Officer, dated February 25, 2009, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Peter A. Ragauss, Chief Financial Officer, dated February 25, 2009, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32*	Statement of Chad C. Deaton, Chief Executive Officer, and Peter A. Ragauss, Chief Financial Officer, dated February 25, 2009, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

99.1	Administrative Proceeding, File No. 3-10572, dated September 12, 2001, as issued by the Securities and Exchange Commission (filed as Exhibit 99.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed on September 19, 2001).

99.2	Baker Hughes Incorporated Information document filed on April 26, 2007, by the United States Attorney’s Office for the Southern District of Texas and the United States Department of Justice (filed as Exhibit 99.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

99.3	Baker Hughes Services International, Inc. Information document filed on April 26, 2007, by the Untied States Attorney’s Office for the Southern District of Texas and the United States Department of Justice (filed as Exhibit 99.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

99.4	Sentencing Memorandum and Motion for Waiver of Pre-Sentence Investigation of Baker Hughes Services International, Inc. (filed as Exhibit 99.3 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

99.5	Baker Hughes Services International, Inc. Sentencing Letter from the United States Department of Justice dated April 24, 2007 (filed as Exhibit 99.4 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

99.6	The Complaint by the Securities and Exchange Commission vs. Baker Hughes Incorporated filed on April 26, 2007, with the United States District Court of Texas, Houston Division (filed as Exhibit 99.5 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

99.7	Final Judgment by the Securities and Exchange Commission as to Defendant Baker Hughes Incorporated dated and filed on May 1, 2007, with the United States District Court of Texas, Houston Division (filed as Exhibit 99.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2007).

**101.INS	XBRL Instance Document

**101.SCH	XBRL Schema Document

**101.CAL	XBRL Calculation Linkbase Document

**101.LAB	XBRL Label Linkbase Document

**101.PRE	XBRL Presentation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

**	Furnished with this Form 10-K, not filed.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKER HUGHES INCORPORATED
Date: February 25, 2010	/s/ CHAD C. DEATON
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

Signature	Title	Date

/s/ CHAD C. DEATON	Chairman of the Board, President and Chief Executive Officer	February 25, 2010
(Chad C. Deaton)	(principal executive officer)

/s/ PETER A. RAGAUSS	Senior Vice President and Chief Financial Officer	February 25, 2010
(Peter A. Ragauss)	(principal financial officer)

/s/ ALAN J. KEIFER	Vice President and Controller	February 25, 2010
(Alan J. Keifer)	(principal accounting officer)

/s/ LARRY D. BRADY	Director	February 25, 2010
(Larry D. Brady)

/s/ CLARENCE P. CAZALOT, JR.	Director	February 25, 2010
(Clarence P. Cazalot, Jr.)

/s/ EDWARD P. DJEREJIAN	Director	February 25, 2010
(Edward P. Djerejian)

/s/ ANTHONY G. FERNANDES	Director	February 25, 2010
(Anthony G. Fernandes)

/s/ CLAIRE W. GARGALLI	Director	February 25, 2010
(Claire W. Gargalli)

/s/ PIERRE H. JUNGELS	Director	February 25, 2010
(Pierre H. Jungels)

/s/ JAMES A. LASH	Director	February 25, 2010
(James A. Lash)

/s/ J. LARRY NICHOLS	Director	February 25, 2010
(J. Larry Nichols)

/s/ H. JOHN RILEY, JR.	Director	February 25, 2010
(H. John Riley, Jr.)

/s/ CHARLES L. WATSON	Director	February 25, 2010
(Charles L. Watson)

Baker Hughes Incorporated
Schedule II — Valuation and Qualifying Accounts

	Balance at	Charged to		Charged to	Balance at
	Beginning	Cost and		Other	End of
(In millions)	of Period	Expenses	Write-offs (1)	Accounts(2)	Period

Year ended December 31, 2009
Reserve for doubtful accounts receivable	$74	$94	$(12)	$1	$157
Reserve for inventories	244	101	(53)	5	297

Year ended December 31, 2008
Reserve for doubtful accounts receivable	59	31	(15)	(1)	74
Reserve for inventories	221	61	(30)	(8)	244

Year ended December 31, 2007
Reserve for doubtful accounts receivable	51	22	(10)	(4)	59
Reserve for inventories	212	43	(37)	3	221

(1)	Represents the elimination of accounts receivable and inventory deemed uncollectible or worthless.

(2)	Represents reclassifications, currency translation adjustments and divestitures.