Form 10-Q
period 2010-06-30
BAKER HUGHES INC
filed 2010-08-06
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

As of August 4, 2010, the registrant has outstanding 431,088,811 shares of Common Stock, $1 par value per share.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Baker Hughes Incorporated
Consolidated Condensed Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues:
Sales	$1,357	$1,156	$2,610	$2,467
Services and rentals	2,017	1,180	3,303	2,537

Total revenues	3,374	2,336	5,913	5,004

Costs and expenses:
Cost of sales	1,013	926	1,956	1,953
Cost of services and rentals	1,649	871	2,618	1,804
Research and engineering	112	102	206	211
Marketing, general and administrative	312	284	617	565
Acquisition-related costs	56	—	66	—

Total costs and expenses	3,142	2,183	5,463	4,533

Operating income	232	153	450	471
Interest expense	(30)	(34)	(55)	(69)
Interest income	—	3	1	4

Income before income taxes	202	122	396	406
Income taxes	(109)	(35)	(174)	(124)

Net income	$93	$87	$222	$282

Basic income per share	$0.23	$0.28	$0.63	$0.91

Diluted income per share	$0.23	$0.28	$0.62	$0.91

Cash dividends per share	$0.15	$0.15	$0.30	$0.30
See accompanying notes to unaudited consolidated condensed financial statements.

Baker Hughes Incorporated
Consolidated Condensed Balance Sheets
(In millions)
(Unaudited)

	June 30,	December 31,
	2010	2009

ASSETS

Current Assets:
Cash and cash equivalents	$919	$1,595
Accounts receivable — less allowance for doubtful accounts (2010 - $157; 2009 - $157)	3,505	2,331
Inventories, net	2,469	1,836
Deferred income taxes	382	268
Other current assets	322	195

Total current assets	7,597	6,225

Property, plant and equipment, net	5,925	3,161
Goodwill	5,230	1,418
Intangible assets, net	1,985	195
Other assets	408	440

Total assets	$21,145	$11,439

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,301	$821
Short-term borrowings and current portion of long-term debt	843	15
Accrued employee compensation	712	448
Income taxes payable	44	95
Other accrued liabilities	455	234

Total current liabilities	3,355	1,613

Long-term debt	2,068	1,785
Deferred income taxes and other tax liabilities	1,623	309
Liabilities for pensions and other postretirement benefits	492	379
Other liabilities	143	69
Commitments and contingencies

Stockholders’ Equity:
Common stock	431	312
Capital in excess of par value	6,923	874
Retained earnings	6,623	6,512
Accumulated other comprehensive loss	(513)	(414)

Total stockholders’ equity	13,464	7,284

Total liabilities and stockholders’ equity	$21,145	$11,439

See accompanying notes to unaudited consolidated condensed financial statements.

Baker Hughes Incorporated
Consolidated Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net income	$222	$282
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	450	355
Stock-based compensation costs	41	42
Benefit for deferred income taxes	(63)	(87)
Gain on disposal of assets	(49)	(38)
Net provision for doubtful accounts	11	66
Changes in operating assets and liabilities:
Accounts receivable	(258)	418
Inventories	(124)	33
Accounts payable	123	(162)
Accrued employee compensation and other accrued liabilities	(37)	(187)
Income taxes payable	(15)	(195)
Other	(143)	(21)

Net cash flows from operating activities	158	506

Cash flows from investing activities:
Expenditures for capital assets	(539)	(572)
Proceeds from disposal of assets	89	90
Acquisition of businesses, net of cash acquired	(834)	(35)

Net cash flows from investing activities	(1,284)	(517)

Cash flows from financing activities:
Net borrowings of commercial paper and other short-term debt	555	20
Repayment of long-term debt	—	(525)
Proceeds from issuance of common stock	28	1
Dividends	(111)	(92)
Excess tax benefits from stock-based compensation	1	—

Net cash flows from financing activities	473	(596)

Effect of foreign exchange rate changes on cash	(23)	14

Decrease in cash and cash equivalents	(676)	(593)
Cash and cash equivalents, beginning of period	1,595	1,955

Cash and cash equivalents, end of period	$919	$1,362

Supplemental cash flows disclosures:
Income taxes paid (net of refunds)	$342	$405
Interest paid	$75	$90
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$26	$23
See accompanying notes to unaudited consolidated condensed financial statements.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements
NOTE 1. GENERAL
Nature of Operations
     Baker Hughes Incorporated (“Company,” “we,” “our” or “us”) is engaged in the oilfield services industry. We are a major supplier of wellbore-related products and technology services and systems and provide products and services for drilling, pressure pumping, formation evaluation, completion and production, and reservoir technology and consulting to the worldwide oil and natural gas industry.
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
New Accounting Standards
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) 605, Revenue Recognition — Multiple Deliverable Revenue Arrangements. This Accounting Standards Update (“ASU”) addresses accounting for multiple-deliverable arrangements to enable vendors to account for deliverables separately. The provision establishes a selling price hierarchy for determining the selling price of a deliverable. This update requires expanded disclosures for multiple deliverable revenue arrangements. The ASU will be effective for us for revenue arrangements entered into or materially modified on or after January 1, 2011. We have not determined the impact, if any, on our consolidated condensed financial statements.
     In January 2010, the FASB issued an update to ASC 820, Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements. This update provides a greater level of enhanced information and disclosures about valuation techniques and inputs to fair value measurements. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. We adopted the new disclosure requirements in the first quarter of 2010 as reflected in Note 10 — Fair Value of Certain Financial Assets and Liabilities. Disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements are effective for us beginning January 1, 2011.
NOTE 2. ACQUISITIONS
ACQUISITION OF BJ SERVICES
     On April 28, 2010 (the “Acquisition Date”), we acquired 100% of the outstanding common stock of BJ Services Company (including its successor “BJ Services”) in a cash and stock transaction valued at $6,897 million. BJ Services is a leading provider of pressure pumping and other oilfield services and was acquired to expand the product offerings of the Company. For the year ended September 30, 2009, BJ Services’ revenues were $4,122 million, BJ Services employed approximately 14,000 people and operated in over 50 countries.
     Revenues and net income of BJ Services from the Acquisition Date included in our consolidated condensed statement of operations for the three and six months ended June 30, 2010 were $799 million and $30 million, respectively. Included in the net income attributable to BJ Services is $4 million of acquisition-related costs consisting primarily of legal fees and other expenses directly related to the acquisition.
     Pursuant to a final agreement with the Antitrust Division of the Department of Justice (“DOJ”) in connection with the governmental approval of the acquisition, we are required to divest two leased stimulation vessels (the HR Hughes and Blue Ray) and

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
certain other assets used to perform sand control services in the U.S. Gulf of Mexico. Additionally, pursuant to a Hold Separate Stipulation and Order, the operation of our U.S. business and the U.S. business of BJ Services are required to be operated separately until these assets are divested.
     On July 6, 2010, we announced that we entered into an agreement with a subsidiary of Superior Energy Services, Inc., to sell a package of assets, including the two leased stimulation vessels, for approximately $55 million. We expect the transaction to close following approval from the DOJ. We do not expect the divestiture to be material to our business or our consolidated condensed financial statements.
Consideration
     Under the terms of the acquisition agreement, BJ Services stockholders received $2.69 per share in cash and 0.40035 Baker Hughes shares of common stock for each BJ Services share of common stock they owned. In total, we paid $793 million in cash and issued 118 million shares valued at $6,048 million (based upon the closing price of our common stock on the Acquisition Date of $51.24). We also assumed all outstanding stock options held by BJ Services employees and directors and guaranteed $500 million principal amount of long-term debt of BJ Services.
     The BJ Services stock options outstanding at closing were converted into Baker Hughes options at the conversion ratio. The estimated fair value associated with the Baker Hughes options issued in exchange for the BJ Services options was $58 million based on a Black-Scholes valuation model. All BJ Services stock options became fully vested and exercisable in accordance with pre-existing change-in-control provisions. Accordingly, $56 million of the estimated fair value was recorded as part of the consideration transferred, with the remaining $2 million recorded as an expense as of the date of the acquisition when all options vested and no further service was required.
     Total consideration transferred in acquiring BJ Services is summarized as follows:

Cash consideration paid: 295 million shares at $2.69	$793
Equity consideration paid: 118 million shares valued $51.24	6,048
Fair value of BJ Services Options assumed	56

Fair value of consideration transferred	$6,897

Recording of Assets Acquired and Liabilities Assumed
     The transaction has been accounted for using the acquisition method of accounting which requires that, among other things, assets acquired and liabilities assumed be recorded at their fair values as of the Acquisition Date. The excess of the consideration transferred over those fair values is recorded as goodwill. We have not finalized the determination of the fair values of the assets acquired and liabilities assumed and therefore, the fair values set forth below are subject to adjustment once the valuations are completed. We have not finalized the determination of the estimated useful lives and methods to be used in calculating the amortization and depreciation expense related to the tangible and intangible assets recorded as a result of the acquisition of BJ Services. We will finalize these items as we obtain the information necessary to complete the analysis. We expect to be substantially complete with this analysis during the third quarter of 2010. However, under U.S. GAAP, companies have one year after an acquisition to finalize the acquisition accounting. The provisional amounts recorded for assets acquired and liabilities assumed were based on preliminary estimates of their fair value as of the Acquisition Date and are as follows:

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)

Estimated Fair Value

Assets:
Cash and cash equivalents	$113
Accounts receivable	951
Inventories	462
Other current assets	96
Property, plant and equipment	2,816
Intangible assets	1,820
Goodwill	3,679
Other long-term assets	37
Liabilities:
Liabilities for change in control and transaction fees	(196)
Current liabilities	(632)
Deferred income taxes and other tax liabilities	(1,498)
Debt	(531)
Pension and other postretirement liabilities	(144)
Other long-term liabilities	(76)

Net Assets Acquired	$6,897

Property, plant and equipment (“PP&E”)
     A step-up adjustment of $477 million was recorded to present the PP&E acquired at its estimated fair value. The preliminary weighted average useful life used to calculate depreciation of the step-up related to PPE is approximately six years.
Intangible assets
     We identified other intangible assets associated with pressure pumping and other services, including trade names, technology, in-process research and development (“IPR&D”), and customer relationships. We consider the BJ Services trade name to be an indefinite life intangible asset, which will not be amortized and will be subject to an annual impairment test.
     The following table summarizes the fair value estimates recorded for the identifiable intangible assets and their estimated useful lives:

	Estimated Fair Value	Estimated Useful Life
Customer relationships	$666	9-13 years
Technology	625	5-18 years
BJ Services trade name	384	Indefinite
Other trade names	44	5-12 years
IPR&D	101	7-14 years

Total Identifiable Intangible Assets	$1,820

Deferred taxes
     We provided deferred taxes and other tax liabilities as part of the acquisition accounting related to the estimated fair market value adjustments for acquired intangible assets and PP&E, as well as for uncertain tax positions taken in prior year tax returns. An adjustment of $1,307 million was recorded to present the deferred taxes and other tax liabilities at fair value. Included in the adjustment is deferred taxes of $597 million for the outside basis difference associated with shares in certain BJ Services foreign subsidiaries for which no taxes have been previously provided. We expect to reverse the outside basis difference primarily through repatriating earnings from those subsidiaries in lieu of permanently reinvesting them as well as through the reorganization of those subsidiaries. We are still assessing certain factors that impact the outside basis difference related to the BJ Services foreign subsidiaries, other deferred taxes and uncertain tax positions. The deferred tax liabilities and other tax liabilities will be revised after the assessment is finalized.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
Debt
     Our acquisition subsidiary assumed all of the obligations of BJ Services in respect of $250 million principal amount of 5.75% senior notes due June 2011 and $250 million principal amount of 6.00% senior notes due June 2018. In addition, Baker Hughes unconditionally guarantees the performance of all obligations of BJ Services with respect to these notes. A step-up adjustment of $34 million was recorded to present these notes at their estimated fair value.
Liabilities for pensions and other postretirement benefits
     We assumed several defined benefit pension plans covering certain employees primarily in the U.K., Norway and Canada. Additionally, we assumed a non-qualified supplemental executive retirement plan (“SERP”), as well as postretirement benefit plans that provide certain health care and life insurance benefits for retired employees, primarily in the United States, who meet specified age and service requirements. A step-up adjustment of $23 million was recorded to present these liabilities at their estimated fair value.
Goodwill
     Goodwill of $3,679 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of BJ Services with the operations of Baker Hughes and any intangible assets that do not qualify for separate recognition such as the assembled workforce.
     We have not yet completed the process of allocating the goodwill to our reporting units and determining the deductibility thereof for income tax purposes.
Acquisition-Related Costs
     Acquisition-related costs are being expensed as incurred. They include expenses directly related to acquiring BJ Services and integration expenses incurred in combining the companies. These costs are classified as acquisition-related costs on our consolidated condensed statement of operations.
Pro Forma Impact of the Acquisition
     The following unaudited supplemental pro forma results present consolidated information as if the acquisition had been completed as of January 1, 2010 and January 1, 2009. The pro forma results include: (i) the amortization associated with an estimate of the acquired intangible assets, (ii) interest expense associated with debt used to fund a portion of the acquisition and reduced interest income associated with cash used to fund a portion of the acquisition, (iii) the impact of certain fair value adjustments such as additional depreciation expense for adjustments to property, plant and equipment and reduction to interest expense for adjustments to debt, and (iv) costs directly related to acquiring BJ Services. The pro forma results do not include any potential synergies, cost savings or other expected benefits of the acquisition. Accordingly, the pro forma results should not be considered indicative of the results that would have occurred if the acquisition and related borrowings had been consummated as of January 1, 2009, or January 1, 2010 nor are they indicative of future results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$3,745	$3,116	$7,402	$6,831
Net income (loss)	$98	$(21)	$231	$185
Basic net income (loss) per share	$0.23	$(0.05)	$0.54	$0.43
Diluted net income (loss) per share	$0.23	$(0.05)	$0.53	$0.43
OTHER ACQUISTIONS
     During the second quarter of 2010 we completed two other acquisitions having an aggregate purchase price of approximately $154 million. As a result of these acquisitions, we recorded $127 million of goodwill, which is subject to final acquisition accounting

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
adjustments. Pro forma results of operations for these two acquisitions have not been presented because the effect of these acquisitions was not material to our consolidated condensed financial statements.
NOTE 3. SEGMENT AND RELATED INFORMATION
     We previously reported results for two reportable segments — Drilling and Evaluation and Completion and Production, which we aggregated from our former seven product lines. In May 2009, we announced a new geographical organization for Baker Hughes and began a transition period during which both product line and geographic information were used by the Chief Operating Decision Makers (“CODM”) to allocate resources and assess performance. Beginning in the second quarter of 2010, we changed our internal reporting structure to align with the geographical organization for which separate financial information is available and results are evaluated regularly by the CODM. Accordingly, we now report our financial results based on the five reportable segments detailed below.
•	North America (Canada, U.S., and Trinidad)

•	Latin America (Central and South America including Mexico and excluding Trinidad)

•	Europe/Africa/Russia Caspian (“EARC”) (Europe, Africa — excluding Egypt, and Russia and the republics of the former Soviet Union)

•	Middle East/Asia Pacific (“MEAP”) — (including Egypt)

•	Industrial and Other (downstream chemicals, process and pipeline services, and reservoir and technology consulting businesses)
     Within each reportable geographic segment, we have aggregated certain geographical regions because the businesses share common customers and markets, have similar business and economic characteristics and because the long term financial performance of these regions is affected by similar economic conditions and drivers. The Industrial and Other segment includes several product lines, none of which meet the thresholds for separate segment reporting. It also includes supply chain and products and technology organizations. All prior period segment disclosures have been restated to reflect the new segments. The financial results of BJ Services have been included in each of the five reportable segments from the date of acquisition on April 28, 2010, through June 30, 2010, in a manner consistent with our internal reporting structure.
     The performance of our segments is evaluated based on segment profit (loss), which is defined as income before income taxes, interest expense, interest income, and certain gains and losses not allocated to the segments.
     Summarized financial information is shown in the following table.

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
		Segment profit		Segment profit
	Revenues	(loss)	Revenues	(loss)

North America	$1,486	$204	$692	$(14)
Latin America	384	13	264	32
Europe/Africa/Russia Caspian	736	69	710	133
Middle East/Asia Pacific	545	40	503	74
Industrial and Other	223	18	167	14

Total Oilfield Operations	3,374	344	2,336	239
Corporate and Other	—	(142)	—	(117)

Total	$3,374	$202	$2,336	$122

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009
		Segment profit		Segment profit
	Revenues	(loss)	Revenues	(loss)

North America	$2,405	$345	$1,664	$101
Latin America	656	22	541	54
Europe/Africa/Russia Caspian	1,456	149	1,452	286
Middle East/Asia Pacific	984	70	1,005	146
Industrial and Other	412	35	342	32

Total Oilfield Operations	5,913	621	5,004	619
Corporate and Other	—	(225)	—	(213)

Total	$5,913	$396	$5,004	$406

Total Assets	June 30, 2010	December 31, 2009

North America	$4,955	$2,596
Latin America	1,893	1,168
Europe/Africa/Russia Caspian	3,032	2,248
Middle East/Asia Pacific	2,215	1,731
Industrial and Other	3,264	2,127

Total Oilfield Operations	15,359	9,870
Unallocated goodwill and certain intangibles related to BJ Services	4,763	—
Corporate and Other	1,023	1,569

Total	$21,145	$11,439

     We have not finalized the determination of the fair values of the assets acquired and liabilities assumed in the BJ Services acquisition, and as a result, we have not completed the process of allocating goodwill and certain intangibles to our reportable segments.
     The following table presents the details of “Corporate and Other” segment loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Corporate and other expenses	$(56)	$(86)	$(105)	$(148)
Acquisition-related costs	(56)	—	(66)	—
Interest expense	(30)	(34)	(55)	(69)
Interest income	—	3	1	4

Total	$(142)	$(117)	$(225)	$(213)

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

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
     The following summarizes stock-based compensation expense recognized in our consolidated condensed statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Stock Options	$7	$2	$14	$9
Restricted Stock Awards and Units	11	10	21	20
ESPP	4	7	6	13

Total	$22	$19	$41	$42

NOTE 5. INCOME TAXES
     In the second quarter of 2010, total income tax expense of $109 million includes a $5 million tax benefit on $56 million of costs associated with the BJ Services acquisition. Excluding the acquisition-related costs, our effective tax rate on operating profits in the second quarter of 2010 is 44%, which is higher than the U.S. statutory income tax rate of 35% due to higher rates of tax on certain international operations primarily due to unbenefitted losses in some foreign jurisdictions, primarily in Africa, including a few that impose taxes on revenue (i.e. deemed profit taxes), and state income taxes. The effective tax rate in the second quarter of 2010 also includes an adjustment to reflect additional tax expense from applying a higher estimated annual tax rate to our profit before tax in the first quarter of 2010.
NOTE 6. EARNINGS PER SHARE
     A reconciliation of the number of shares used for the basic and diluted earnings per share (“EPS”) calculation is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Weighted average common shares outstanding for basic EPS	398	310	355	310
Effect of dilutive securities — stock plans	1	—	1	—

Adjusted weighted average common shares outstanding for diluted EPS	399	310	356	310

Future potentially dilutive shares excluded from diluted EPS:
Options with an exercise price greater than the average market price for the period	6	3	6	3

NOTE 7. INVENTORIES
     Inventories, net of reserves, are comprised of the following:

	June 30,	December 31,
	2010	2009

Finished goods	$2,173	$1,570
Work in process	160	126
Raw materials	136	140

Total	$2,469	$1,836

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
NOTE 8. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment are comprised of the following:

	June 30,	December 31,
	2010	2009

Land	$167	$81
Buildings and improvements	1,428	1,136
Machinery and equipment	5,907	3,384
Rental tools and equipment	2,312	2,228

Subtotal	9,814	6,829
Accumulated depreciation	(3,889)	(3,668)

Total	$5,925	$3,161

NOTE 9. GOODWILL AND INTANGIBLE ASSETS
     The changes in the carrying amount of goodwill are detailed below by reportable segment. In connection with the change in our reportable segments as discussed in Note 3 — Segment and Related Information, we reallocated the goodwill that existed as of March 31, 2010 to the new reportable segments on a relative fair value basis. As discussed in Note 2 — Acquisition of BJ Services, during the second quarter of 2010, we completed the acquisition of BJ Services resulting in $3,679 million of goodwill. We have not completed the process of allocating the goodwill to our reporting units. We expect to complete this during the third quarter of 2010.

					Europe/	Middle		BJ
	Drilling	Completion			Africa/	East/		Services
	and	and	North	Latin	Russia	Asia	Industrial	(Not
	Evaluation	Production	America	America	Caspian	Pacific	& Other	Allocated)	Total

Balance as of December 31, 2009	$979	$439							$1,418
Other adjustments	1	—							1

Balance as of March 31, 2010	980	439							1,419

Reallocation due to change in segments	(980)	(439)	$494	$175	$412	$267	$71	$—	—
Acquisitions			13	—	114	—	—	3,679	3,806
Other adjustments			—	—	(1)	8	(2)	—	5

Balance as of June 30, 2010	$—	$—	$507	$175	$525	$275	$69	$3,679	$5,230

     Intangible assets are comprised of the following:

	June 30, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Technology-based	$995	$(156)	$839	$277	$(140)	$137
Contract-based	15	(10)	5	13	(9)	4
Marketing-related	80	(15)	65	36	(13)	23
Customer-based	712	(20)	692	41	(10)	31
Other	—	—	—	1	(1)	—

Subtotal	1,802	(201)	1,601	368	(173)	195

Marketing-related intangible asset with an indefinite useful life	384	—	384	—	—	—

Total	$2,186	$(201)	$1,985	$368	$(173)	$195

     Intangible assets are amortized either on a straight-line basis with estimated useful lives ranging from 1 to 20 years, or on a basis that reflects the pattern in which the economic benefits of the intangible assets are expected to be realized, which range from 15 to 30 years. As a result of the acquisition of BJ Services, intangible assets increased $1,820 million (See Note 2 – Acquisitions). We have

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
not finalized the determination of the estimated useful lives and amortization methods to be used in calculating the amortization expense related to the intangibles recorded as a result of the acquisition of BJ Services.
     Amortization expense for intangible assets included in net income for the three months and six months ended June 30, 2010 was $21 million and $30 million, respectively, and is estimated to be $89 million for 2010. Estimated amortization expense for each of the subsequent five fiscal years is expected to be as follows: 2011 — $116 million; 2012 — $115 million; 2013 — $115 million; 2014 - $113 million; and 2015 — $111 million.
NOTE 10. FAIR VALUE OF CERTAIN FINANCIAL ASSETS AND LIABILITIES
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
Non-qualified Defined Contribution Plan Assets and Liabilities
     We have a non-qualified defined contribution plan that provides basically the same benefits as our Thrift Plan for certain non-U.S. employees who are not eligible to participate in the Thrift Plan. In addition, we provide a non-qualified supplemental retirement plan for certain officers and employees whose benefits under the Thrift Plan and/or U.S. defined benefit pension plan are limited by federal tax law. We hold the assets of these plans under a grantor trust and have recorded the assets along with the related deferred compensation liability at fair value. The assets and liabilities were valued using Level 1 inputs at the reporting date and were based on quoted market prices from various major stock exchanges. The fair value of the qualified defined contribution plan assets and liabilities as of June 30, 2010 and December 31, 2009 are classified based on the valuation hierarchy in the tables below:

	Fair Value Measurement at June 30, 2010
Description	Total	Level 1	Level 2	Level 3

Assets:
Non-qualified defined contribution plan assets:
Equity Mutual Funds	$78	$78	$—	$—
Cash Funds	37	37	—	—
Bond Mutual Funds	28	28	—	—
Balanced Funds	5	5	—	—
Equity securities	2	2	—	—

Total	$150	$150	$—	$—

Liabilities:

Non-qualified defined contribution plan liabilities	$150	$150	$—	$—

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)

	Fair Value Measurement at December 31, 2009
Description	Total	Level 1	Level 2	Level 3

Assets:
Non-qualified defined contribution plan assets:
Equity Mutual Funds	$82	$82	$—	$—
Cash Funds	35	35	—	—
Bond Mutual Funds	22	22	—	—
Balanced Funds	5	5	—	—
Equity securities	2	2	—	—

Total	$146	$146	$—	$—

Liabilities:

Non-qualified defined contribution plan liabilities	$146	$146	$—	$—

NOTE 11. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
     Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, debt, foreign currency forward contracts and interest rate swaps. Except as described below, the estimated fair value of such financial instruments at June 30, 2010 as reflected in our consolidated condensed balance sheet approximates their carrying value due to the short maturities of these instruments.
Debt
     The estimated fair value of total debt at June 30, 2010 and December 31, 2009, was $3,286 million and $2,126 million, which differs from the carrying amount of $2,911 million and $1,800 million, respectively, included in our consolidated condensed balance sheet. The fair value of our debt has been estimated based on quoted market prices for the respective period.
Foreign Currency Forward Contracts
     We conduct our business in over 90 countries around the world, and we are exposed to market risks resulting from fluctuations in foreign currency exchange rates. A number of our significant foreign subsidiaries have designated the local currency as their functional currency. We transact in various foreign currencies and seek to balance our foreign currency exposures by matching our revenue and costs in non-functional currencies where possible. Where imbalances in the non-functional currencies remain we have established a program that primarily utilizes foreign currency forward contracts to reduce the risks associated with the effects of certain foreign currency exposures. Under this program, our strategy is to have gains or losses on the foreign currency forward contracts mitigate the foreign currency transaction gains or losses to the extent practical. These foreign currency exposures typically arise from changes in the value of assets and liabilities which are denominated in currencies other than the functional currency. Our foreign currency forward contracts generally settle within 180 days. We do not use these forward contracts for trading or speculative purposes. We designate these forward contracts as fair value hedging instruments pursuant to ASC 815. Accordingly, we record the fair value of these contracts as of the end of our reporting period to our consolidated condensed balance sheet with changes in fair value recorded in our consolidated condensed statement of operations along with the change in fair value of the hedged item.
     At June 30, 2010, we had outstanding foreign currency forward contracts with notional amounts aggregating $223 million to hedge exposure to currency fluctuations in various foreign currencies. These contracts expire on various dates prior to the end of 2010. These contracts are designated and qualify as fair value hedging instruments. The fair value was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.
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
Fair Value of Derivative Instruments
     The fair value of derivative instruments included in our consolidated condensed balance sheet was as follows as of June 30, 2010:

Derivative	Balance Sheet Location	Fair Value

Foreign Currency Forward Contracts	Other assets	$1
Interest Rate Swaps	Other assets	$23
     The effects of derivative instruments in our consolidated condensed statement of operations were as follows (amounts exclude any income tax effects):

		Amount of Gain/(Loss) Recognized in Income
		Three Months Ended	Six Months Ended
Derivative	Statement of Operations Location	June 30, 2010	June 30, 2010

Foreign Currency Forward Contracts	Marketing, general and administrative	$(4)	$(9)
Interest Rate Swap	Interest Expense	$3	$10
NOTE 12. INDEBTEDNESS
     On March 19, 2010, we entered into a credit agreement (the “2010 Credit Agreement”). The 2010 Credit Agreement is a three-year committed $1.2 billion revolving credit facility that expires on March 19, 2013; $800 million of the revolving credit facility was available immediately and the remaining $400 million of such facility became available after consummation of the merger with BJ Services, which occurred on April 28, 2010. Also on March 19, 2010, we terminated our 364-day credit agreement in the amount of $500 million, dated as of March 30, 2009 and expiring March 29, 2010. At June 30, 2010, we had $1.7 billion of committed revolving credit facilities with commercial banks, consisting of the 2010 Credit Agreement ($1.2 billion) and a $500 million facility expiring on July 7, 2012. Both facilities contain certain covenants which, among other things, require the maintenance of a funded indebtedness to total capitalization ratio (a defined formula per each agreement), restrict certain merger transactions or the sale of all or substantially all of our assets or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the facilities may be accelerated. Such events of default include payment defaults to lenders under the facilities, covenant defaults and other customary defaults.
     Concurrent with the acquisition of BJ Services, on April 28, 2010, our subsidiary BJ Services Company LLC (the successor to BJ Services Company) assumed BJ Services outstanding notes, namely its $250 million 5.75% notes due June 2011 and its $250 million 6.00% notes due June 2018. Under a Fourth Supplemental Indenture dated April 28, 2010 to the Original Indenture dated June 8, 2006, BJ Services Company LLC (formerly known as BSA Acquisition LLC) assumed, and Baker Hughes Incorporated guaranteed, the BJ Services notes.
     At June 30, 2010, we were in compliance with all of the facility covenants of both committed credit facilities. There were no direct borrowings under the committed credit facilities during the quarter ended June 30, 2010. We also have a commercial paper program under which we may issue up to $1.0 billion in commercial paper with maturity of no more than 270 days. To the extent we have commercial paper outstanding, our ability to borrow under the facilities is reduced. At quarter end, we had $532 million of commercial paper outstanding.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
NOTE 13. EMPLOYEE BENEFIT PLANS
     We have both funded and unfunded noncontributory defined benefit pension plans (“Pension Benefits”) covering certain employees primarily in the U.S., the U.K., Germany and several countries in the Middle East region. We also provide certain postretirement health care benefits (“other postretirement benefits”), through unfunded plans, to substantially all U.S. employees who retire and have met certain age and service requirements.
     The components of net periodic benefit cost are as follows for the three months ended June 30:

					Other Postretirement
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Benefits
	2010	2009	2010	2009	2010	2009

Service cost	$8	$7	$2	$1	$2	$2
Interest cost	5	5	7	4	3	3
Expected return on plan assets	(7)	(6)	(6)	(4)	—	—
Amortization of net loss	3	3	1	—	—	—
Curtailment loss	—	1	—	—	—	—

Net periodic benefit cost	$9	$10	$4	$1	$5	$5

     The components of net periodic benefit cost are as follows for the six months ended June 30:

					Other Postretirement
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Benefits
	2010	2009	2010	2009	2010	2009

Service cost	$16	$14	$3	$1	$4	$4
Interest cost	11	10	12	7	6	5
Expected return on plan assets	(14)	(12)	(10)	(7)	—	—
Amortization of prior service cost	—	—	—	—	1	1
Amortization of net loss	6	6	2	1	—	—
Curtailment loss	—	1	—	—	—	—

Net periodic benefit cost	$19	$19	$7	$2	$11	$10

     During the six months ended June 30, 2010, we made contributions of $26 million to our defined benefit pension plans, $7 million to our other postretirement benefit plans, and $84 million to our defined contribution plans. We presently anticipate contributing an additional $32 million to our defined benefit pension plans, $10 million to our other postretirement plans, and $87 million to our defined contribution plans during the remainder of 2010.
NOTE 14. COMMITMENTS AND CONTINGENCIES
LITIGATION
     We are involved in litigation or proceedings that have arisen in our ordinary business activities as well as litigation or proceedings assumed in connection with the acquisition of BJ Services. We insure against these risks to the extent deemed prudent by our management and to the extent insurance is available, but no assurance can be given that the nature and amount of that insurance will be sufficient to fully indemnify us against liabilities arising out of pending and future legal proceedings. Many of these insurance policies contain deductibles or self-insured retentions in amounts we deem prudent and for which we are responsible for payment. In determining the amount of self-insurance, it is our policy to self-insure those losses that are predictable, measurable and recurring in nature, such as claims for automobile liability, general liability and workers compensation. The accruals for losses are calculated by estimating losses for claims using historical claim data, specific loss development factors and other information as necessary.
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

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
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
Settlement of Delaware and Texas Cases
     The Company believes that the Delaware and Texas actions were without merit, and that it has valid defenses to all claims. Nevertheless, in an effort to minimize further cost, expense, burden and distraction of any litigation relating to such lawsuits, on

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
February 9, 2010, the parties to the Delaware and Texas actions entered into a Memorandum of Understanding regarding the terms of settlement of such lawsuits. The Memorandum of Understanding resolves the allegations by the plaintiffs against the defendants in connection with the merger and provides a release and settlement by the purported class of the BJ Services stockholders of all claims against BJ Services, its directors and an officer and Baker Hughes, and their affiliates and agents, in connection with the merger. In exchange for such release and settlement, the parties agreed, after discussions on an arms’ length basis, that Baker Hughes and BJ Services provide additional supplemental disclosures in the joint proxy statement/prospectus included in a registration statement on Form S-4 filed by Baker Hughes on February 9, 2010 with the SEC. The proposed settlement included an agreement that neither BJ Services nor Baker Hughes will oppose plaintiff’s counsel’s application for BJ Services to pay attorneys’ fees and costs in an amount to be determined by the court up to $700,000.
     On July 15, 2010, the Delaware Chancery Court certified the Class of BJ Services stockholders, approved the settlement terms, awarded $500,000 in attorneys fees and $36,000 in costs to the Class counsel, and entered a Final Judgment dismissing all of the Class claims with prejudice, In re: BJ Services Company Shareholders Litigation, C.A. No. 4851-VCN.
     On July 23, 2010, The Harris County District Court entered a Final Judgment dismissing the plaintiffs claims with prejudice in the consolidated actions styled as Garden City Employees’ Retirement System, et al. v. BJ Services Company, et al., Cause No. 2009-57320, 80th Judicial District of Harris County, Texas.
Customer Claim
     On November 19, 2009, BJ Services received correspondence from a customer operating in the North Sea, claiming that BJ Services’ decision to move a stimulation vessel out of the North Sea market constituted a breach of contract. The customer alleges that it was forced to purchase well stimulation services from other providers at a higher cost than in the original agreement between the customer and BJ Services. The customer further alleges that it has incurred actual and estimated future damages of $40 million plus an undisclosed amount for production loss and/or production deferral. The customer has initiated a request for arbitration and we are responding accordingly. We believe that this claim is without merit, and we intend to vigorously defend ourselves in this matter based on the information available to us at this time. We do not expect the outcome of this matter to have a material adverse effect on our consolidated condensed financial statements; however, there can be no assurance as to the ultimate outcome of this matter.
ENVIRONMENTAL
     BJ Services operations included activities which are subject to domestic (including U.S. federal, state and local) and international environmental regulations with regard to air, land and water quality and other environmental matters. BJ Services has conducted environmental investigations and remedial actions at current and former locations of BJ Services and, along with other companies, are currently named as a potentially responsible party at five waste disposal sites owned by third parties. As a result of the acquisition of BJ Services, we have recorded approximately $9 million as a preliminary estimate for environmental remediation. As of June 30, 2010, our total accrual for environmental remediation on a combined company basis is $27 million.
OTHER
     In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees, which totaled approximately $1,009 million at June 30, 2010. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our consolidated condensed financial statements.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
NOTE 15. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to owners. The components of our comprehensive income (loss), net of related tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$93	$87	$222	$282
Other comprehensive income (loss):
Foreign currency translation adjustments during the period	(76)	98	(120)	82
Pension and other postretirement benefits	12	(12)	21	(10)
Unrealized gain on available-for-sale securities	—	4	—	4

Total comprehensive income	$29	$177	$123	$358

     Total accumulated other comprehensive loss consisted of the following:

	June 30,	December 31,
	2010	2009

Foreign currency translation adjustments	$(340)	$(220)
Pension and other postretirement benefits	(173)	(194)

Total accumulated other comprehensive loss	$(513)	$(414)

NOTE 16. STOCKHOLDERS’ EQUITY

		Capital		Accumulated
		in Excess		Other
	Common	of	Retained	Comprehensive
	Stock	Par Value	Earnings	Loss	Total

Balance, December 31, 2009	$312	$874	$6,512	$(414)	$7,284
Comprehensive income:
Net income			222
Foreign currency translation adjustments				(120)
Defined benefit pension plans				21
Total comprehensive income					123
Issuance of common stock pursuant to employee stock plans	1	22			23
Issuance of common stock to acquire BJ Services	118	5,986			6,104
Stock-based compensation		41			41
Cash dividends ($0.30 per share)			(111)		(111)

Balance, June 30, 2010	$431	$6,923	$6,623	$(513)	$13,464

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
EXECUTIVE SUMMARY
     Baker Hughes is a major supplier of products, technology and services to the worldwide oil and natural gas industry. Our products and services include:
•	technology and services used in drilling and evaluating oil and gas wells (drill bits, drilling systems, and wireline);

•	technology and services used to complete and produce oil and gas (completion systems, wellbore intervention, intelligent production systems, and artificial lift);

•	fluids and chemicals (drilling fluids, upstream and downstream chemicals);

•	reservoir technology and consulting services (reservoir consulting services, field development, and integrated operations support); and

•	pressure pumping services (cementing, hydraulic fracturing and other stimulation, and nitrogen services and coiled tubing).
     The primary driver of our businesses is our customers’ capital and operating expenditures dedicated to oil and natural gas exploration, field development and production. Our business is cyclical and is dependent upon our customers’ expectations for future oil and natural gas prices, economic growth, hydrocarbon demand and estimates of current and future oil and natural gas production.
     Total revenue for the second quarter of 2010 was $3.4 billion, an increase of $1.1 billion or 44% over the same quarter a year ago. Total revenue for the first six months of 2010 was $5.9 billion, an increase of $0.9 billion or 18% over the same period a year ago. These increases are primarily due to the acquisition of BJ Services on April 28, 2010, which provided $0.8 billion of revenue in the second quarter of 2010.
     We reported net income of $93 million in the second quarter of 2010, which included $51 million of after-tax acquisition-related costs. This compares to net income of $87 million reported for the second quarter of 2009. For the first six months of 2010, we reported net income of $222 million, which included $58 million of after-tax acquisition-related costs, compared to net income of $282 million reported for the first six months of 2009.
     During the quarter, we completed the acquisition of BJ Services, a leading provider of pressure pumping and other oilfield services, for $6.9 billion in cash and stock. This acquisition provides us with a proven leader in the areas of pressure pumping, stimulation and fracturing and compliments our existing product portfolio, allowing us to provide a full suite of products and services to meet the needs of our customers. For the second quarter of 2010, our results are inclusive of BJ Services results from April 28, 2010 through June 30, 2010. For the year ended September 30, 2009, BJ Services’ revenues were $4.1 billion, BJ Services employed approximately 14,000 people and operated in over 50 countries.
     Pursuant to a final agreement with the Antitrust Division of the Department of Justice (“DOJ”) in connection with the governmental approval of the acquisition, we are required to divest two leased stimulation vessels (the HR Hughes and Blue Ray) and certain other assets used to perform sand control services in the U.S. Gulf of Mexico. Additionally, pursuant to a Hold Separate Stipulation and Order, the operation of our U.S. business and the U.S. business of BJ Services are required to be operated separately until these assets are divested.
     On July 6, 2010, we announced that we entered into an agreement with a subsidiary of Superior Energy Services, Inc., to sell a package of assets, including the two leased stimulation vessels, for approximately $55 million. We expect the transaction to close following approval from the DOJ. We do not expect the divestiture to be material to our business or our consolidated condensed financial statements.
     As of June 30, 2010, on a combined basis, Baker Hughes had approximately 52,000 employees as compared with approximately 34,400 employees as of December 31, 2009.

Segment Reporting Change
     In May 2009, we announced a new organization for Baker Hughes and began a transition period during which both product line and geographic information were used to allocate resources and assess performance. Effective with the second quarter of 2010, we changed our internal reporting structure to align only with the geographical organization which became the primary vehicle for allocating resources and assessing performance. As a result, beginning with the second quarter of 2010, we reported our results for the following five segments:
•	North America (Canada, U.S., and Trinidad)

•	Latin America (Central and South America including Mexico and excluding Trinidad)

•	Europe/Africa/Russia Caspian (“EARC”) (Europe, Africa — excluding Egypt, and Russia and the republics of the former Soviet Union)

•	Middle East/Asia Pacific (“MEAP”) — (including Egypt)

•	Industrial and Other (downstream chemicals, process and pipeline services, and reservoir and technology consulting businesses)
BUSINESS ENVIRONMENT
     Global economic growth and the resultant demand for oil and natural gas are the primary drivers of our customers’ expenditures to develop and produce oil and gas. The expansion of the global economy following the recession of 2008/2009 continued into the second quarter of 2010. Increasing economic activity, particularly in the emerging economies in Asia and the Middle East, and expectations for continued economic growth supported expectations for increasing demand for oil and natural gas. Spending by oil and natural gas exploration and production companies is dependent upon their forecasts regarding the expected future supply and future demand for oil and natural gas products and their estimates of costs to find, develop, and produce reserves. Changes in oil and natural gas exploration and production spending will normally result in increased or decreased demand for our products and services, which will be reflected in the rig count and other measures. At current oil prices, many international projects have attractive economic returns.
     In the U.S., both oil-directed and gas-directed drilling increased from the trough levels experienced in mid-2009. Sixty percent of the incremental drilling in the U.S. in the second quarter of 2010, compared to the second quarter of 2009, was targeted to develop oil reserves. The increase in oil-directed drilling activity was supported by high commodity prices and the development of several new oil shale plays. Incremental gas-directed drilling was driven by activity in the gas shale plays where lower costs and the availability of cash from prior hedge activity and new equity investments supported higher drilling activity.
     Prices for our products and services remain significantly below year ago pricing levels. Price trends are mixed but improving for some products in certain geographies, such as North America, and stable or deteriorating in others (primarily in the Eastern Hemisphere).
Oil and Natural Gas Prices
     Oil (West Texas Intermediate (WTI)/Cushing Crude Oil Spot Price) and natural gas (Henry Hub Natural Gas Spot Price) prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Oil prices ($/Bbl)	$77.88	$59.69	$78.35	$51.57
Natural gas prices ($/mmBtu)	4.33	3.71	4.71	4.12
     Oil prices averaged $77.88/Bbl in the second quarter of 2010. Prices ranged from a high of $86.84/Bbl in early April to a low of $65.96/Bbl in late May. Oil prices strengthened from the low in late May through the end of the quarter driven by expectations of worldwide economic recovery and energy demand growth, particularly in Asia and the Middle East. The International Energy Agency (“IEA”) estimated in its July 2010 Oil Market Report that worldwide demand would increase 2.1% to 86.5 million barrels per day in 2010, up from an estimated 84.7 million barrels per day in 2009.
     Natural gas prices averaged $4.33/mmBtu in the second quarter of 2010. Natural gas prices varied from a low of $3.72/mmBtu in early April to a high of $5.17/mmBtu in mid-June. At quarter-end, working natural gas in storage was 2,684 Bcf, 37 Bcf or 1% below the corresponding week in 2009.

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
     Our rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended		%	Six Months Ended		%
	June 30,		Increase	June 30,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)

U.S. — land and inland waters	1,464	885	65%	1,385	1,086	28%
U.S. — offshore	42	50	(16%)	44	53	(17%)
Canada	163	89	83%	310	211	47%

North America	1,669	1,024	63%	1,739	1,350	29%

Latin America	384	350	10%	381	360	6%
North Sea	45	42	7%	44	46	(4%)
Other Europe	51	40	28%	48	40	20%
Africa	85	63	35%	82	61	34%
Middle East	256	251	2%	258	259	—
Asia Pacific	267	237	13%	262	238	10%

Outside North America	1,088	983	11%	1,075	1,004	7%

Worldwide	2,757	2,007	37%	2,814	2,354	20%

Second Quarter of 2010 Compared to the Second Quarter of 2009
     The rig count in North America increased 63% reflecting a 32% increase in the gas-directed rig count and a 166% increase in the oil-directed rig count. Changes in regulation of drilling activity in the Gulf of Mexico as a result of the Deepwater Horizon accident and resultant oil spill also impacted activity late in the quarter; the U.S. offshore rig count finished the quarter at 16 rigs. Outside North America the rig count increased 11%. The rig count in Latin America increased due to higher activity in the Andean geomarket (Colombia, Peru and Ecuador) and the Southern Cone geomarket (Argentina, Bolivia and Chile), and was partially offset by lower activity in the Mexico geomarket. The North Sea rig count increased primarily due to increased activity in the Netherlands, and Turkey led the increase in the Continental Europe geomarket. The rig count in Africa increased primarily due to higher activity in the Nigeria and Angola geomarkets, while in the North, activity increases in Libya were partially offset by lower activity in Algeria. The rig count increased in the Middle East due to higher activity in Egypt and Kuwait, offset partially by declines in activity in Oman. In the Asia Pacific region, activity increased driven by an increase in India, supported by activity increases in offshore China and Vietnam, offset partially by lower activity in Indonesia and Australia.
RESULTS OF OPERATIONS
     The discussions below relating to significant line items from our consolidated condensed statements of operations are based on available information and represent our analysis of significant changes or events that impact the comparability of reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items. We completed the acquisition of BJ Services on April 28, 2010, and the results of its operations from that date through the end of the second quarter of 2010 are included in our results. In addition, the discussions below for revenues and cost of revenues are on a combined basis as the business drivers for the individual components of product sales and services and rentals are similar.
Revenues and Profit Before Tax

	Three Months Ended June 30,		Increase
	2010	2009	(decrease)	% Change

Segment Revenues:
North America	$1,486	$692	$794	115%
Latin America	384	264	120	45%
Europe/Africa/Russia Caspian	736	710	26	4%
Middle East/Asia Pacific	545	503	42	8%
Industrial and Other	223	167	56	34%

Segment revenues	$3,374	$2,336	$1,038	44%

	Three Months Ended June 30,		Increase
	2010	2009	(decrease)	% Change

Segment Profit Before Tax:
North America	$204	$(14)	$218	1,557%
Latin America	13	32	(19)	(59%)
Europe/Africa/Russia Caspian	69	133	(64)	(48%)
Middle East/Asia Pacific	40	74	(34)	(46%)
Industrial and Other	18	14	4	29%

Segment profit before tax	$344	$239	$105	44%

	Six Months Ended June 30,		Increase
	2010	2009	(decrease)	% Change

Segment Revenues:
North America	$2,405	$1,664	$741	45%
Latin America	656	541	115	21%
Europe/Africa/Russia Caspian	1,456	1,452	4	—
Middle East/Asia Pacific	984	1,005	(21)	(2%)
Industrial and Other	412	342	70	20%

Segment revenues	$5,913	$5,004	$909	18%

	Six Months Ended June 30,		Increase
	2010	2009	(decrease)	% Change

Segment Profit Before Tax:
North America	$345	$101	$244	242%
Latin America	22	54	(32)	(59%)
Europe/Africa/Russia Caspian	149	286	(137)	(48%)
Middle East/Asia Pacific	70	146	(76)	(52%)
Industrial and Other	35	32	3	9%

Segment profit before tax	$621	$619	$2	—%

     The performance of our segments is evaluated based on segment profit before tax, which is defined as income before income taxes, interest expense, interest income, and certain gains and losses not allocated to the segments.
Second Quarter of 2010 Compared to the Second Quarter of 2009
     Revenues from the second quarter of 2010 were up 44% compared with the second quarter of 2009. The primary drivers of the increase included the acquisition of BJ Services; increased drilling activity resulting in increased revenue and improved pricing in the

North America segment partially offset by lower revenue on increased activity in our international segments reflecting price deterioration.
     Profit before tax from the second quarter of 2010 increased 44% compared with the second quarter of 2009. The primary drivers of the increase included the acquisition of BJ Services and improved profits in the North America segment where increased activity has led to increased utilization, improved absorption of manufacturing and other overhead and realized pricing improvement, partially offset by price degradation and lower profits in our international segments.
North America
     North America revenue increased 115% in the second quarter 2010 compared with the second quarter of 2009. The primary drivers included the acquisition of BJ Services and revenue and pricing increases supported by a 65% increase in the U.S. land and inland waters rig count and a 83% increase in the Canada rig count. This improvement was partially offset by the negative impact to our business in June 2010 from the drilling moratorium in the Gulf of Mexico.
     North America profit before tax was $204 million in the second quarter of 2010, an increase of $218 million from a loss of $14 million in the second quarter of 2009. The primary drivers include improved tool utilization, improved absorption of manufacturing and other overhead, and higher pricing driven by activity increases primarily in the U.S. Land and Canada geomarkets and the acquisition of BJ Services. This improvement was partially offset by the negative impact to our business in June 2010 from the drilling moratorium in the Gulf of Mexico.
Outside North America
     Latin America
     Latin America revenue increased 45% in the second quarter of 2010 compared with the second quarter of 2009. The primary drivers included the acquisition of BJ Services and increased activity and commensurate revenue increases in the Andean, Brazil, Southern Cone and Venezuela geomarkets, offset partially by activity and revenue declines in the Mexico geomarket.
     Latin America profit before tax decreased 59% in the second quarter of 2010 compared to the second quarter of 2009 as increases in profit before tax from the Andean, Southern Cone and Venezuela geomarkets were more than offset by decreased profit before tax from the Mexico and Brazil geomarkets as well as pricing degradation and higher overhead costs throughout the segment.
     Europe/Africa/Russia Caspian
     Europe/Africa/Russia/Caspian revenue increased 4% in the second quarter of 2010 compared to the second quarter of 2009. The primary drivers of the increase included the acquisition of BJ Services and increased activity and commensurate revenue increases in the Sub Saharan Africa, Norway, Russia, Nigeria and Caspian geomarkets, offset partially by reduced revenue from Continental Europe, Angola, U.K., Libya and North Africa geomarkets.
     Europe/Africa/Russia/Caspian profit before tax decreased 48% in the second quarter of 2010 compared to the second quarter of 2009 as improved profit before tax in the Norway, Nigeria, Russia and Caspian geomarkets were more than offset by decreased profit before tax in Continental Europe, U.K. and Africa, primarily due to pricing degradation and higher overhead costs throughout the segment.
     Middle East/Asia Pacific
     Middle East/Asia Pacific revenue increased 8% in the second quarter of 2010 compared to the second quarter of 2009. The primary drivers of the increase included the acquisition of BJ Services and increased activity and commensurate revenue increases in the Indonesia geomarket, offset partially by decreased revenue in the Gulf, Southeast Asia, North Asia, Saudi Arabia, India and Egypt geomarkets reflecting price deterioration throughout the segment.
     Middle East/Asia Pacific profit before tax decreased 46% in the second quarter of 2010 compared to the second quarter of 2009 as improved profit before tax in the Indonesia geomarket was more than offset by lower realized pricing and higher overhead costs throughout the segment.

     Industrial and Other
     Industrial and Other revenue and profit before tax increased 34% and 29%, respectively, in the second quarter of 2010 compared to the second quarter of 2009 primarily driven by the inclusion of BJ Services’ process and pipeline services business since its acquisition on April 28, 2010.
First Six Months of 2010 Compared to the First Six Months of 2009
     Revenues for the six months ended June 30, 2010 increased 18% compared with the six months ended June 30, 2009, primarily due to the acquisition of BJ Services and expansion of the North America market.
     Profit before tax for the six months ended June 30, 2010 was unchanged compared with the six months ended June 30, 2009, as increased profit from the acquisition of BJ Services and increased profit before tax from the North America segment was offset by price degradation in the international segments.
Costs and Expenses
     The table below details certain consolidated condensed statement of operations data and their percentage of revenues for the three months and six months ended June 30, 2010 and 2009, respectively.

	Three Months Ended June 30,
	2010		2009

Revenues	$3,374	100%	$2,336	100%
Cost of revenues	2,662	79%	1,797	77%
Research and engineering	112	3%	102	4%
Marketing, general and administrative	312	9%	284	12%

	Six Months Ended June 30,
	2010		2009

Revenues	$5,913	100%	$5,004	100%
Cost of revenues	4,574	77%	3,757	75%
Research and engineering	206	3%	211	4%
Marketing, general and administrative	617	10%	565	11%
Cost of Revenues
     Cost of revenues for the three months ended June 30, 2010 increased 48% compared with the three months ended June 30, 2009. Cost of revenues as a percentage of consolidated revenues was 79% and 77% for the three months ended June 30, 2010 and 2009, respectively. Cost of revenues for the six months ended June 30, 2010 increased 22% compared with the six months ended June 30, 2009. Cost of revenues as a percentage of consolidated revenues was 77% and 75% for the six months ended June 30, 2010 and 2009, respectively. The increase in both periods in cost of revenues as a percentage of revenues is primarily due to pricing pressures and a change in the geographic and product mix from the sale of our products and services as we continue to emphasize productivity and cost improvements. The additional depreciation and amortization expense for two months of approximately $26 million for tangible and intangible assets associated with the BJ Services acquisition also contributed to the increase.
Research and Engineering
     Research and engineering expenses increased 10% in the three months ended June 30, 2010 compared with the three months ended June 30, 2009 and decreased 2% in the six months ended June 30, 2010 compared with the six months ended June 30, 2009. We continue to be committed to developing and commercializing new technologies as well as investing in our core product offerings.
Marketing, General and Administrative
     Marketing, general and administrative expenses increased 10% in the three months ended June 30, 2010 compared with the three months ended June 30, 2009 and increased 9% in the six months ended June 30, 2010 compared with the six months ended June 30, 2009. The increase in both periods resulted primarily from costs associated with finance redesign efforts, software implementation activities and the acquisition of BJ Services.

Acquisition-Related Costs
     Acquisition-related costs are being expensed as incurred. They include expenses directly related to acquiring BJ Services and integration expenses incurred in combining the companies. During the three and six months ended June 30, 2010, we incurred $56 million and $66 million, respectively, of total acquisition-related costs.
Interest Expense
     Interest expense decreased $4 million for the three months ended June 30, 2010 compared with the three months ended June 30, 2009 and decreased $14 million in the six months ended June 30, 2010 compared with the six months ended June 30, 2009. The decrease in both periods is primarily due to gains on interest rate swaps.
Income Taxes
     Total income tax expense in the second quarter of 2010 is $109 million, which includes a $5 million tax benefit on $56 million of costs associated with the BJ Services acquisition. Excluding the acquisition-related costs, our effective tax rate on operating profits in the second quarter of 2010 is 44%, which is higher than the U.S. statutory income tax rate of 35% due to higher rates of tax on certain international operations primarily due to unbenefitted losses in some foreign jurisdictions, primarily in Africa, including some that impose taxes on revenue (i.e. deemed profit taxes), and state income taxes. The effective tax rate in the second quarter of 2010 also includes an adjustment to reflect additional tax expense from applying a higher estimated annual tax rate to our profit before tax in the first quarter of 2010.
     Our effective tax rate in the second quarter of 2009 was 28.2%, which is lower than the U.S. statutory income tax rate of 35% due to lower rates of tax on certain international operations, a decrease in tax liabilities for uncertain tax positions as a result of favorable audit settlements, offset by state income taxes and a net increase in the valuation allowance associated with certain foreign deferred tax assets.
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
     The depth and pace of economic recovery from the global economic recession, the impact of the moratorium and new regulations following the Deepwater Horizon accident in the Gulf of Mexico, and drilling in the U.S. oil-and-gas shale plays are the primary drivers impacting the 2010 business environment.
     As the worldwide economy recovers, demand for hydrocarbons will increase. In July 2010, the International Monetary Fund (“IMF”) observed strong growth in many developing and emerging economies while noting that the modest growth in advanced economies was threatened by a drop in confidence about fiscal sustainability, policy responses and future growth prospects.
     The largest incremental demands for oil are expected to be generated by the developing and emerging economies in China, India and the Middle East. Increasing oil demand is expected to support oil prices between $60/Bbl and $85/Bbl.

     In North America, the near-month futures prices for natural gas, as quoted in early August 2010, were just below $5/mmBtu, and the 12-month futures price was trading slightly above $5/mmBtu. Higher natural gas futures prices in 2008 and early 2009 provided an opportunity for many of our customers to hedge natural gas production. Cash flow of these customers benefited from the attractive prices received on hedged production allowing them to maintain exploration and development activity. However, the decline in natural gas prices in 2010 and the roll-off of attractive hedge positions is placing increased emphasis on well economics, cash flow and capital budgets for many of our customers. In the near-term, the impact of lower cash flows from sales and hedging activity is being offset by investments by international oil companies seeking exposure to the U.S. shale plays. Capital discipline on the part of our competitors, attrition of existing rental fleets and rising demand are expected to result in an environment that we believe will support continued price increases for our products and services in some markets by the second half of 2010.
     The impact of changes in the regulation of offshore drilling in the U.S. Gulf of Mexico is negatively impacting U.S. offshore drilling activity. The impact appears to be isolated to the Gulf of Mexico at this time. Where possible, equipment and people are being assigned to opportunities away from the Gulf Coast. The negative impact is expected to be partially offset by incremental spending in other regions as oil and gas companies adjust their spending plans.
     Our outlook for exploration and development spending is based upon our expectations for customer spending in the markets in which we operate, and is driven primarily by our perception of industry expectations for oil and natural gas prices and their likely impact on customer capital and operating budgets as well as other factors that could impact the economic return oil and gas companies expect for developing oil and gas reserves. Our forecasts are based on our analysis of information provided by our customers as well as market research and analyst reports including the Short Term Energy Outlook (“STEO”) published by the Energy Information Administration of the U.S. Department of Energy (“DOE”), the Oil Market Report published by the IEA and the Monthly Oil Market Report published by OPEC. Our outlook for economic growth is based on our analysis of information published by a number of sources including the IMF, the Organization for Economic Cooperation and Development (“OECD”) and the World Bank.
     In North America, the outlook for spending in 2010 will be significantly influenced by the outlook for the natural gas industry. However, oil-directed rig activity has increased to levels not seen since early 1991, and is expected to continue to increase with oil prices greater than $70/Bbl, as many operators seek to diversify activity away from natural gas. The increase in gas-directed rig count from mid-2009 lows and continued advances in horizontal drilling and advanced fracturing and completion technologies has led to increasing rates of initial production in the unconventional gas fields, resulting in high levels of gas production relative to demand. Excluding a one-week period in mid-June, natural gas prices have traded below $5/mmBtu since early February 2010.
     Expectations for Oil Prices — Due to improved expectations for the global economy, the Energy Information Administration (“EIA”) expects global demand for oil to increase 1.5 million barrels per day in 2010 relative to 2009. Non-Organization for Petroleum Exporting Countries (“OPEC”) supply growth is expected to increase by 600 thousand barrels per day in 2010. In its March 17, 2010 meeting in Vienna, OPEC left its production policy unchanged. The EIA projects that OPEC production will increase by one million barrels per day in 2010. OPEC spare productive capacity is expected to increase slightly through 2011. In its June 2010 STEO report, the DOE forecasted oil prices (West Texas Intermediate) to average $79/Bbl for the second half of 2010 and $83/Bbl in 2011.
     Expectations for North America Natural Gas Prices — Increasing production and near record high storage levels are placing downward pressure on natural gas prices despite not weather and an increase in demand. Peak storage levels are expected to approximate the historically high record levels reached in the fall of 2009. In its July 2010 STEO report, the DOE forecasted that U.S. natural gas prices would average $4.70/mmBTU in 2010. The DOE forecasts gas prices to increase to an average of $5.17/mmBTU in 2011.
     Our capital expenditures, excluding acquisitions, are expected to be approximately $1.7 billion to $1.8 billion for 2010, including approximately $350 million to $400 million that we expect to spend on infrastructure, primarily outside North America. A significant portion of our planned capital expenditures can be adjusted to reflect changes in our expectations for future customer spending. We expect to manage our capital expenditures to match market demand.
Compliance
     In connection with our previously reported settlements with the DOJ and SEC, we retained an independent monitor (the “Monitor”) to assess and make recommendations about our compliance policies and procedures. The monitor was retained for a term of three years. That term ended on July 1, 2010. In response to the Monitor’s recommendations, we have continued our reduction of the use of commercial sales representatives (“CSRs”) and processing agents, including the reduction of customs agents. We have also continued to enhance our channels of communication regarding agents while streamlining our compliance due diligence process for agents, including more clearly delineating the responsibilities of participants in the compliance due diligence process. We have adopted a risk-based compliance due diligence procedure for professional agents, enhancing our process for classifying distributors and creating a formal policy to guide business personnel in determining when subcontractors should be subjected to compliance due diligence. We have also instituted a program to ensure that each of our internal sponsors regularly reviews their CSRs, including a review with senior management.
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
     We have analyzed the BJ Services’ compliance programs and since the closing of the acquisition have begun to integrate our compliance programs within the operations of BJ Services as appropriate.
     In June 2010, the Monitor issued his final reports certifying that “the anti-bribery compliance program of Baker Hughes, including its policies and procedures, is appropriately designed and implemented to ensure compliance with the FCPA, U.S. commercial bribery laws and foreign bribery laws.”
     For a further description of our compliance programs see, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Compliance” and Note 15 “Commitment and Contingencies” in the Notes to Consolidated Financial Statements in our 2009 Annual Report.
LIQUIDITY AND CAPITAL RESOURCES
     Our objective in financing our business is to maintain adequate financial resources and access to sufficient liquidity. At June 30, 2010, we had cash and cash equivalents of $919 million and after deducting $532 million of commercial paper outstanding, we had $1.2 billion available for borrowing under committed revolving credit facilities with commercial banks. We have a shelf registration statement on file with the SEC, which positions us to raise additional funds in the capital market as deemed appropriate.
     Our capital planning process is focused on utilizing cash flows generated from operations in ways that enhance the value of our company. During the six months ended June 30, 2010, we used cash to pay for a variety of activities including working capital needs, acquisitions, dividends and capital expenditures.

Cash Flows
     Cash flows provided (used) from operations by type of activity were as follows for the six months ended June 30:

	2010	2009

Operating activities	$158	$506
Investing activities	(1,284)	(517)
Financing activities	473	(596)
Operating Activities
     Cash flows from operating activities provided $158 million in the six months ended June 30, 2010 compared with $506 million in the six months ended June 30, 2009. This decrease in cash flows of $348 million is primarily due to a decrease in net income and a change in net operating assets and liabilities that used more cash in the six months ended June 30, 2010 compared to the same period in 2009.
     The underlying drivers of the changes in net operating assets and liabilities are as follows:
•	An increase in accounts receivable in the first six months of 2010 used $258 million in cash compared with providing $418 million in cash in the first six months of 2009. The change in accounts receivable was primarily due to an increase in activity and an increase in the days of sales outstanding (defined as the average number of days our net trade receivables are outstanding based on quarterly revenues excluding the impact of acquisitions) by approximately two days.

•	Inventory used $124 million in cash in the first six months of 2010 compared with providing $33 million in cash in the first six months of 2009 driven by activity increases.

•	Accrued employee compensation and other accrued liabilities used $37 million in cash in the first six months of 2010 compared with using $187 million in cash in the first six months of 2009. The increase was primarily due to a decrease in annual payments of employee bonuses and other benefits in the first six months of 2010 compared to the prior year.

•	Income taxes payable used $15 million in cash in the first six months of 2010 compared to using $195 million in cash in the first six months of 2009. The decrease in cash used was primarily due to federal income tax payments made in 2009 of $155 million for two quarterly installment payments from 2008. The U.S. Internal Revenue Service allowed companies impacted by Hurricane Ike to defer the third and fourth quarter installment payments for 2008 until January 2009.
Investing Activities
     Our principal recurring investing activity is the funding of capital expenditures to ensure that we have the appropriate levels and types of rental tools and machinery and equipment in place to generate revenues from operations. Expenditures for capital assets totaled $539 million and $572 million for the six months ended June 30, 2010 and 2009, respectively. While the majority of these expenditures were for rental tools, including wireline tools, and machinery and equipment, we have also increased our spending on new facilities, expansions of existing facilities and other infrastructure projects.
     Proceeds from the disposal of assets were $89 million and $90 million in the six months ended June 30, 2010 and 2009, respectively. These disposals relate to rental tools that were lost-in-hole, as well as machinery, rental tools and equipment and facilities no longer used in operations that were sold throughout the period.
     We routinely evaluate potential acquisitions of businesses of third parties that may enhance our current operations or expand our operations into new markets or product lines. In the second quarter of 2010, we paid cash of $680 million, net of cash acquired of $113 million, related to the BJ Services acquisition, and we paid $154 million for two other acquisitions that also occurred during the second quarter of 2010. In the second quarter of 2009, we paid cash of $24 million, net of cash acquired of $4 million, for several acquisitions.
Financing Activities
     We had net borrowings of commercial paper and/or other short-term debt of $555 million and $20 million in the six months ended June 30, 2010 and 2009, respectively. The increase in net borrowings is due to the issuance of commercial paper to fund part of the cash portion of the BJ Services acquisition. In addition, we repaid $525 million of maturing long-term debt in the six months ended June 30, 2009. Total debt outstanding at June 30, 2010 was $2.91 billion, an increase of $1.11 billion compared with December 31, 2009. This increase included the assumption of $500 million principal amount of long-term debt from the BJ Services acquisition. The total debt to total capitalization (defined as total debt plus stockholders’ equity) ratio was 0.18 at June 30, 2010 and 0.20 at December 31, 2009.
     We received proceeds of $28 million and $1 million in the six months ended June 30, 2010 and 2009, respectively, from the issuance of common stock from the exercise of stock options.
     Our Board of Directors has authorized a program to repurchase our common stock from time to time. For the six months ended June 30, 2010 and 2009, we did not repurchase any shares of common stock. At June 30, 2010, we had authorization remaining to repurchase up to a total of $1.2 billion of our common stock.
     We paid dividends of $111 million and $92 million in the six months ended June 30, 2010 and 2009, respectively.
Available Credit Facilities
     On March 19, 2010, we entered into a credit agreement (the “2010 Credit Agreement”). The 2010 Credit Agreement is a three-year committed $1.2 billion revolving credit facility that expires on March 19, 2013; $800 million of the revolving credit facility was available immediately and the remaining $400 million of such facility became available after consummation of the merger with BJ Services, which occurred on April 28, 2010. Also on March 19, 2010, we terminated our 364-day credit agreement in the amount of $500 million, dated as of March 30, 2009 and expiring March 29, 2010. At June 30, 2010, we had $1.7 billion of committed revolving credit facilities with commercial banks, consisting of the 2010 Credit Agreement ($1.2 billion) and a $500 million facility expiring on July 7, 2012. Both facilities contain certain covenants which, among other things, require the maintenance of a funded indebtedness to total capitalization ratio (a defined formula per the facility), restrict certain merger transactions or the sale of all or substantially all of our assets or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the facilities may be accelerated. Such events of default include payment defaults to lenders under the facilities, covenant defaults and other customary defaults.
     At June 30, 2010, we were in compliance with all of the facility covenants of both committed credit facilities. There were no direct borrowings under the committed credit facilities during the quarter ended June 30, 2010. We also have a commercial paper program under which we may issue up to $1.0 billion in commercial paper with maturity of no more than 270 days. To the extent we have commercial paper outstanding, our ability to borrow under the facilities is reduced. At quarter end, we had $532 million of commercial paper outstanding.
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
     In 2010, we expect capital expenditures to be between $1.7 billion to $1.8 billion, excluding acquisitions. The expenditures are expected to be used primarily for normal, recurring items necessary to support the growth of our business and operations. A significant portion of our capital expenditures can be adjusted based on future activity of our customers. We expect to manage our capital expenditures to match market demand.
     In 2010, we also expect to make interest payments of between $150 million and $155 million based on our current expectations of debt levels during 2010. We anticipate making income tax payments of between $600 million and $650 million in 2010.

     As of June 30, 2010, we have authorization remaining to repurchase approximately $1.2 billion in common stock. We may repurchase our common stock depending on market conditions, applicable legal requirements, our liquidity and other considerations. We anticipate paying dividends of between $240 million and $245 million in 2010; however, the Board of Directors can change the dividend policy at any time.
     In 2010, we expect to contribute between $58 million and $65 million to our defined benefit pension plans We also expect to make benefit payments related to postretirement welfare plans of between $17 million and $20 million, and we estimate we will contribute between $171 million and $180 million to our defined contribution plans.
     On April 28, 2010, we completed the acquisition of BJ Services. We intend to use such internal cash resources and available financing to pay for the pre-existing change of control contractual payments to certain BJ Services employees that as of June 30, 2010 were $163 million which will be paid out throughout the remainder of 2010 as contractually required.
NEW ACCOUNTING STANDARDS
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) 605, Revenue Recognition — Multiple Deliverable Revenue Arrangements. This Accounting Standards Update (“ASU”) addresses accounting for multiple-deliverable arrangements to enable vendors to account for deliverables separately. The provision establishes a selling price hierarchy for determining the selling price of a deliverable. This update requires expanded disclosures for multiple deliverable revenue arrangements. The ASU will be effective for us for revenue arrangements entered into or materially modified on or after January 1, 2011. We have not determined the impact, if any, on our consolidated condensed financial statements.
     In January 2010, the FASB issued an update to ASC 820, Fair Value Measurements and Disclosures - Improving Disclosures about Fair Value Measurements. This update provides a greater level of enhanced information and disclosures about valuation techniques and inputs to fair value measurements. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. We adopted the new disclosure requirements in the first quarter of 2010 as reflected in Note 10 - Fair Value of Certain Financial Assets and Liabilities. Disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements are effective for us beginning January 1, 2011.
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
     All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. The following additional factors, among others, with respect to the acquisition of BJ Services, could cause actual results to differ from those set forth in the forward-looking statements: preliminary estimates of acquisition accounting may change; the risk that the cost savings and any other synergies from the acquisition may not be realized or take longer to realize than expected; disruption from the acquisition making it more difficult to maintain relationships with customers, employees or suppliers; the ability to successfully integrate the businesses; unexpected costs or unexpected liabilities that may arise from the acquisition; the timing and ability to consummate the closing of the government-required divestiture of assets used in the sand control and stimulation services businesses in the Gulf of Mexico and any unexpected impact of such divesture on the combined company or divested assets and the impact of holding separate the BJ Services and Baker Hughes businesses in the US until those assets are divested; the inability to retain key personnel; continuation or deterioration of current market conditions; impact of the Gulf of Mexico moratorium and changes to regulations and operations offshore; future regulatory or legislative actions that could adversely affect the companies; and the business plans of the customers of the respective parties. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in “Part II, Item 1A. Risk Factors” section contained herein, as well as the risk factors described in our 2009 Annual Report, this filing and those set forth from time to time in our filings with the SEC. These documents are available through our web site or through the SEC’s Electronic Data Gathering and Analysis Retrieval System (“EDGAR”) at http://www.sec.gov.

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
Foreign Currency Forward Contracts
     At June 30, 2010, we had outstanding foreign currency forward contracts with notional amounts aggregating $223 million to hedge exposure to currency fluctuations in various foreign currencies. These contracts are designated and qualify as fair value hedging instruments. The fair value of these contracts outstanding at June 30, 2010, was approximately $1 million and was included in other assets in the consolidated condensed balance sheet. The fair value was determined using a model including quoted market prices for contracts with similar terms and maturity dates.
     The effect of foreign currency forward contracts on the consolidated condensed statement of operations for the three months ended June 30, 2010 was $4 million of foreign exchange losses, which are included in marketing, general and administrative expenses. These losses offset designated foreign exchange gains resulting from the underlying exposures of the hedged items.
Interest Rate Swaps
     In June 2009, we entered into two interest rate swap agreements (“the Swap Agreements”) for a notional amount of $250 million each in order to hedge changes in the fair market value of our $500 million 6.5% senior notes maturing on November 15, 2013. Under the Swap Agreements we receive interest at a fixed rate of 6.5% and pay interest at a floating rate of one-month Libor plus a spread of 3.67% on one swap and three-month Libor plus a spread of 3.54% on the second swap through November 15, 2013. The Swap Agreements are designated and each qualifies as a fair value hedging instrument and are both determined to be highly effective. The fair value of the Swap Agreements at June 30, 2010, was $23 million and was based on quoted market prices for contracts with similar terms and maturity dates.
     The financial institutions that are counterparties to the Swap Agreements are primarily the lenders in our credit facilities. Under the terms of the credit support documents governing the Swap Agreements, the relevant party will have to post collateral in the event such party’s long-term debt rating falls below investment grade or is no longer rated.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this quarterly report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, as of June 30, 2010, our disclosure controls and procedures, as defined by Rule 13a-15(e) of the Exchange Act, are effective at a reasonable assurance level. During the quarter ended June 30, 2010, we detected a payment made to an outside vendor in an incorrect amount. The funds were immediately returned to us. In our review, we determined that there was a material weakness associated with the operating effectiveness of the internal controls related to the processing of certain types of payments to vendors. We have enhanced our internal controls in connection with these types of payments to vendors and believe that these controls have been remediated as of June 30, 2010. There has been no other change in our internal controls over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
     On April 28, 2010, the Company acquired BJ Services. For purposes of determining the effectiveness of our disclosure controls and procedures and any change in our internal control over financial reporting, management has excluded BJ Services from its evaluation of these matters. The acquired business represented approximately 47% of our consolidated total assets at June 30, 2010 and approximately 32% of our consolidated net income for the three months ended June 30, 2010.
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
ITEM 1A. RISK FACTORS
     As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in our “Risk Factors” in the 2009 Annual Report and the Form 10-Q for the period ended March 31, 2010 as well as the following risk factors:
Many of our customers’ activity levels and spending for our products and services and ability to pay amounts owed us may be impacted by deterioration in the credit markets.
     Access to capital is dependent on our customers’ ability to access the funds necessary to develop economically attractive projects based upon their expectations of future energy prices, required investments and resulting returns. Limited access to external sources of funding has caused many customers to reduce their capital spending plans to levels supported by internally-generated cash flow. In addition, the combination of a reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may impact the ability of our customers to pay amounts owed to us. Starting in late 2008 and continuing through the first quarter of 2010, we are experiencing a delay in receiving payments from our customers in Venezuela. As of June 30, 2010, our accounts receivable in Venezuela totaled approximately 4% of our total accounts receivable. For the six months ended June 30, 2010, Venezuela revenues were approximately 2% of our total consolidated revenues.
In connection with the approval by the United States Department of Justice of the closing of the merger with BJ Services, we are required to maintain the operations of BJ Services in the United States separate from our operations until certain assets are divested.
     Pursuant to a final agreement with the Antitrust Division of the DOJ in connection with the governmental approval of the merger between us and BJ Services, we are required to divest two chartered stimulation vessels (the HR Hughes and Blue Ray) and certain other assets used to perform sand control and stimulation services in the U.S. Gulf of Mexico. On July 6, 2010, we announced an agreement to sell such package of assets to a subsidiary of Superior Energy Services, Inc. There can be no assurance the sale agreement will be approved by the U.S. Department of Justice and other conditions to closing will be satisfied. Pursuant to a Hold Separate Stipulation and Order, the operation of our U.S. business and the U.S. business of BJ Services will be required to be operated separately until the sale agreement is completed. If the divesture of the assets is delayed and the operations must be maintained separate for an extended period, certain synergies and savings expected from the merger with BJ Services will likely be delayed and significant value expected from the merger could be lost. Also, the operation of the businesses separately could result in a loss of combined market share and an inability to retain employees.
The moratorium on drilling offshore in the United States, as well as changes in and compliance with restrictions or regulations on offshore drilling in the U.S. Gulf of Mexico and in other areas around the world, may adversely affect our business and operating results and reduce the need for our services in those areas.
     As a result of the April 2010 Deepwater Horizon accident in the Gulf of Mexico, a moratorium has been placed on offshore drilling in the United States. This event and its aftermath has resulted in proposed legislation and regulation in the United States of the offshore oil and gas industry, which may result in substantial increases in costs or delays in drilling or other operations in the Gulf of Mexico, oil and gas projects becoming potentially non-economic, and a corresponding reduced demand for our services. We cannot predict with any certainty the impact of the moratorium or the substance or effect of any new or additional regulations. If the United States or other countries where we operate enact stricter restrictions on offshore drilling or further regulate offshore drilling or contracting services operations, higher operating costs could result, which could, in turn, adversely affect our business and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table contains information about our purchases of equity securities during the three months ended June 30, 2010.
Issuer Purchases of Equity Securities

						Maximum
						Number (or
			Total Number			Approximate
			of Shares			Dollar Value) of
			Purchased as			Shares that May
			Part of a		Total Number	Yet Be
	Total Number	Average Price	Publicly	Average Price	of Shares	Purchased
	of Shares	Paid Per	Announced	Paid Per	Purchased in	Under the
Period	Purchased(1)	Share(1)	Program(2)	Share(2)	the Aggregate	Program(3)

April 1-30, 2010	4,473	$54.51	—	$—	4,473	$—
May 1-31, 2010	782	49.76	—	—	782	—
June 1-30, 2010	1,521	38.59	—	—	1,521	—

Total	6,776	$50.39	—	$—	6,776	$1,197,127,803

(1)	Represents shares purchased from employees to pay the option exercise price related to stock-for-stock exchanges in option exercises or to satisfy the tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock units.

(2)	There were no share repurchases during the three months ended June 30, 2010.

(3)	Our Board of Directors has authorized a plan to repurchase our common stock from time to time. During the second quarter of 2010, we did not repurchase shares of our common stock. We had authorization remaining to repurchase up to a total of $1,197 million of our common stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. [REMOVED AND RESERVED]
ITEM 5. OTHER INFORMATION
     None.
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

4.5+	Form of Incentive Stock Option Assumption Agreement for BJ Services incentive plans (incorporated by reference to Exhibit 4.5 to Current Report on Baker Hughes Incorporated Form 8-K filed on April 29, 2010).

4.6+	Form of Nonqualified Stock Option Assumption Agreement for BJ Services incentive plans (incorporated by reference to Exhibit 4.6 to Current Report on Baker Hughes Incorporated Form 8-K filed on April 29, 2010).

10.1+	BJ Services Company LLC Directors’ Benefit Plan Amendment, Termination and Liquidation Agreement effective as of July 22, 2010 (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed July 26, 2010).

10.2+	Baker Hughes Incorporated Supplemental Retirement Plan as amended and restated effective as of January 1, 2011 (filed as Exhibit 10.2 to Current Report of Baker Hughes Incorporated on Form 8-K filed July 26, 2010).

10.3+	Amendment to Baker Hughes Incorporated Executive Severance Plan dated April 22, 2010 (filed as Exhibit 10.1 to Current Report on Baker Hughes Incorporated Form 8-K filed on April 23, 2010).

10.4+	BJ Services Company 1995 Incentive Plan (filed as Exhibit 4.5 to BJ Services Company’s Registration Statement on Form S-8 (Reg. No. 33-58637) and incorporated herein by reference).

10.5	Amendments effective January 25, 1996, and December 12, 1996, to BJ Services Company 1995 Incentive Plan (filed as Exhibit 10.9 to BJ Services Company’s Annual Report on Form 10-K for the year ended September 30, 1996 (file no. 1-10570), and incorporated herein by reference).

10.6	Amendment effective July 22, 1999 to BJ Services Company 1995 Incentive Plan (filed as Exhibit 10.25 to BJ Services Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (file no. 1-10570), and incorporated herein by reference).

10.7	Amendment effective January 27, 2000 to BJ Services Company 1995 Incentive Plan (filed as Appendix B to BJ Services Company’s Proxy Statement dated December 20, 1999 (file no. 1-10570) and incorporated herein by reference).

10.8	Amendment effective May 10, 2001 to BJ Services Company 1995 Incentive Plan (filed as Appendix B to BJ Services Company’s Proxy Statement dated April 10, 2001 and (file no. 1-10570) incorporated herein by reference).

10.9	Eighth Amendment effective October 15, 2001 to BJ Services Company 1995 Incentive Plan (filed as Exhibit 10.12 to BJ Services Company’s Annual Report on Form 10-K for the year ended September 30, 2001 (file no. 1-10570) and incorporated herein by reference).

10.10	Tenth Amendment effective December 5, 2008 to BJ Services Company 1995 Incentive Plan (filed as Exhibit 10.1 to BJ Services Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008 (file no. 1-10570) and incorporated herein by reference).

10.11	BJ Services Company 1997 Incentive Plan (filed as Appendix B to BJ Services Company’s Proxy Statement dated December 22, 1997 (file no. 1-10570) and incorporated herein by reference).

10.12	Amendment effective July 22, 1999 to BJ Services Company 1997 Incentive Plan (filed as Exhibit 10.26 to BJ Services Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (file no. 1-10570) and incorporated herein by reference).

10.13	Amendment effective January 27, 2000 to BJ Services Company 1997 Incentive Plan (filed as Appendix C to BJ Services Company’s Proxy Statement dated December 20, 1999 (file no. 1-10570) and incorporated herein by reference).

10.14	Amendment effective May 10, 2001 to BJ Services Company 1997 Incentive Plan (filed as Appendix C to BJ Services Company’s Proxy Statement dated April 10, 2001 (file no. 1-10570) and incorporated herein by reference).

10.15	Fifth Amendment effective October 15, 2001 to BJ Services Company 1997 Incentive Plan (filed as Exhibit 10.17 to BJ Services Company’s Annual Report on Form 10-K for the year ended September 30, 2001 (file no. 1-10570) and incorporated herein by reference).

10.16	Eighth Amendment effective November 15, 2006 to BJ Services Company 1997 Incentive Plan (filed as Exhibit 10.3 to BJ Services Company’s Current Report on Form 8-K filed on December 13, 2006 and incorporated herein by reference).

10.17	Ninth Amendment effective October 13, 2008 to BJ Services Company 1997 Incentive Plan (filed as Exhibit 10.16 to BJ Services Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (file no. 1-10570) and incorporated herein by reference).

10.18	Tenth Amendment effective December 5, 2008 to BJ Services Company 1997 Incentive Plan (filed as Exhibit 10.2 to BJ Services Company’s Quarterly Report for the quarterly period ended December 31, 2008 (file no. 1-10570) and incorporated herein by reference).

10.19+	BJ Services Company 2000 Incentive Plan (filed as Appendix B to BJ Services Company’s Proxy Statement dated December 20, 2000 (file no. 1-10570) and incorporated herein by reference).

10.20+	First Amendment effective March 22, 2001 to BJ Services Company 2000 Incentive Plan (filed as Exhibit 10.2 to BJ Services Company’s Registration Statement on Form S-8 (Reg. No. 333-73348) and incorporated herein by reference).

10.21+	Second Amendment effective May 10, 2001 to BJ Services Company 2000 Incentive Plan (filed as Appendix D to BJ Services Company’s Proxy Statement dated April 10, 2001 (file no. 1-10570) and incorporated herein by reference).

10.22+	Third Amendment effective October 15, 2001 to BJ Services Company 2000 Incentive Plan (filed as Exhibit 10.24 to BJ Services Company’s Annual Report on Form 10-K for the year ended September 30, 2001 (file no. 1-10570) and incorporated herein by reference).

10.23+	Fifth Amendment effective November 15, 2006 to BJ Services Company 2000 Incentive Plan (filed as Exhibit 10.4 to BJ Services Company’s Current Report on Form 8-K filed on December 13, 2006 (file no. 1-10570) and incorporated herein by reference).

10.24+	Sixth Amendment effective October 13, 2008 to BJ Services Company 2000 Incentive Plan (filed as Exhibit 10.22 to BJ Services Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (file no. 1-10570) and incorporated herein by reference).

10.25+	Seventh Amendment effective December 5, 2008 to BJ Services Company 2000 Incentive Plan (filed as Exhibit 10.3 to BJ Services Company’s Quarterly Report for the quarterly period ended December 31, 2008 (file no. 1-10570) and incorporated herein by reference).

10.26+	Amended and Restated BJ Services Company 2003 Incentive Plan (filed as Appendix A to BJ Services Company’s Proxy Statement dated December 15, 2008 (file no. 1-10570) and incorporated herein by reference).

10.27+	First Amendment to the Amended and Restated BJ Services Company 2003 Incentive Plan (filed as Exhibit 10.1 to BJ Services Company’s Quarterly Report for the quarterly period ended March 31, 2008 (file no. 1-10570) and incorporated herein by reference).

10.28+	Amended and Restated BJ Services Company Directors’ Benefit Plan, effective January 1, 2008 (filed as Exhibit 10.31 to BJ Services Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (file no. 1-10570) and incorporated herein by reference).

31.1*	Certification of Chad C. Deaton, Chief Executive Officer, dated August 6, 2010, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Peter A. Ragauss, Chief Financial Officer, dated August 6, 2010, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32*	Statement of Chad C. Deaton, Chief Executive Officer, and Peter A. Ragauss, Chief Financial Officer, dated August 6, 2010, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Schema Document

*101.CAL	XBRL Calculation Linkbase Document

*101.LAB	XBRL Label Linkbase Document

*101.PRE	XBRL Presentation Linkbase Document

*101.DEF	XBRL Definition Linkbase Document

*	Furnished with this Form 10-Q, not filed

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAKER HUGHES INCORPORATED (Registrant)
Date: August 6, 2010	By:	/s/ PETER A. RAGAUSS
Peter A. Ragauss
Senior Vice President and Chief Financial Officer

Date: August 6, 2010	By:	/s/ ALAN J. KEIFER
Alan J. Keifer
Vice President and Controller