Form 10-Q
period 2010-09-30
BAKER HUGHES INC
filed 2010-11-05
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

As of November 2, 2010, the registrant has outstanding 431,273,706 shares of Common Stock, $1 par value per share.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Baker Hughes Incorporated
Consolidated Condensed Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Sales	$1,391	$1,091	$4,001	$3,558
Services	2,687	1,141	5,990	3,678

Total revenues	4,078	2,232	9,991	7,236

Costs and expenses:
Cost of sales	1,176	937	3,132	2,890
Cost of services	2,013	824	4,631	2,628
Research and engineering	118	88	324	299
Marketing, general and administrative	354	272	971	837
Acquisition-related costs	12	—	78	—

Total costs and expenses	3,673	2,121	9,136	6,654

Operating income	405	111	855	582
Interest expense	(40)	(29)	(95)	(98)
Interest income	1	1	2	5

Income before income taxes	366	83	762	489
Income taxes	(111)	(28)	(285)	(152)

Net income	$255	$55	$477	$337

Basic income per share	$0.59	$0.18	$1.25	$1.09

Diluted income per share	$0.59	$0.18	$1.25	$1.09

Cash dividends per share	$0.15	$0.15	$0.45	$0.45
See accompanying notes to unaudited consolidated condensed financial statements.

Baker Hughes Incorporated
Consolidated Condensed Balance Sheets
(In millions)
(Unaudited)

	September 30,	December 31,
	2010	2009

ASSETS

Current Assets:
Cash and cash equivalents	$1,606	$1,595
Short-term investments	250	—
Accounts receivable — less allowance for doubtful accounts (2010 - $165; 2009 - $157)	3,763	2,331
Inventories, net	2,509	1,836
Deferred income taxes	285	268
Other current assets	297	195

Total current assets	8,710	6,225

Property, plant and equipment, net	6,108	3,161
Goodwill	5,714	1,418
Intangible assets, net	1,512	195
Other assets	418	440

Total assets	$22,462	$11,439

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,371	$821
Short-term borrowings and current portion of long-term debt	291	15
Accrued employee compensation	849	448
Income taxes payable	25	95
Other accrued liabilities	500	234

Total current liabilities	3,036	1,613

Long-term debt	3,555	1,785
Deferred income taxes and other tax liabilities	1,387	309
Liabilities for pensions and other postretirement benefits	525	379
Other liabilities	202	69
Commitments and contingencies

Stockholders’ Equity:
Common stock	431	312
Capital in excess of par value	6,949	874
Retained earnings	6,814	6,512
Accumulated other comprehensive loss	(437)	(414)

Total stockholders’ equity	13,757	7,284

Total liabilities and stockholders’ equity	$22,462	$11,439

See accompanying notes to unaudited consolidated condensed financial statements.

Baker Hughes Incorporated
Consolidated Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net income	$477	$337
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	743	532
Stock-based compensation costs	66	68
Benefit for deferred income taxes	(155)	(165)
Gain on disposal of assets	(79)	(57)
Provision for doubtful accounts	19	71
Changes in operating assets and liabilities:
Accounts receivable	(504)	530
Inventories	(161)	104
Accounts payable	177	(245)
Accrued employee compensation and other accrued liabilities	97	(96)
Income taxes payable	(68)	(211)
Other	(34)	19

Net cash flows from operating activities	578	887

Cash flows from investing activities:
Expenditures for capital assets	(1,005)	(794)
Proceeds from disposal of assets	152	134
Proceeds from sale of businesses, net of disposition costs	39	—
Acquisition of businesses, net of cash acquired	(852)	(48)
Purchase of short-term investments	(250)	—

Net cash flows from investing activities	(1,916)	(708)

Cash flows from financing activities:
Net proceeds (payments) of commercial paper and other short-term debt	9	(8)
Net proceeds of long-term debt	1,479	—
Repayment of long-term debt	—	(525)
Proceeds from issuance of common stock	29	1
Dividends	(175)	(139)
Excess tax benefits from stock-based compensation	2	—

Net cash flows from financing activities	1,344	(671)

Effect of foreign exchange rate changes on cash	5	24

Increase (decrease) in cash and cash equivalents	11	(468)
Cash and cash equivalents, beginning of period	1,595	1,955

Cash and cash equivalents, end of period	$1,606	$1,487

Supplemental cash flows disclosures:
Income taxes paid (net of refunds)	$516	$523
Interest paid	$96	$106
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$33	$13
See accompanying notes to unaudited consolidated condensed financial statements.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements
NOTE 1. GENERAL
Nature of Operations
     Baker Hughes Incorporated (“Company,” “we,” “our” or “us”) is engaged in the oilfield services industry. We are a major supplier of wellbore-related products and technology services and systems and provide products and services for drilling, pressure pumping, formation evaluation, completion and production, and reservoir technology and consulting to the worldwide oil and natural gas industry. We also provide products and services to the downstream refining, and process and pipeline industries.
Basis of Presentation
     Our unaudited consolidated condensed financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, certain information and disclosures normally included in our annual financial statements have been condensed or omitted. These unaudited consolidated condensed financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”). We believe the unaudited consolidated condensed financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.
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
NOTE 2. ACQUISITIONS
ACQUISITION OF BJ SERVICES
     On April 28, 2010, we acquired 100% of the outstanding common stock of BJ Services Company (including its successor “BJ Services”) in a cash and stock transaction valued at $6,897 million. BJ Services is a leading provider of pressure pumping and other oilfield services and was acquired to expand the product offerings of the Company. For the year ended September 30, 2009, BJ Services’ revenues were $4,122 million. They employed approximately 14,000 people and operated in over 50 countries. Revenues and net income of BJ Services from the acquisition date included in our consolidated condensed statement of operations for the three months ended September 30, 2010 were $1,403 million and $134 million, respectively, and for the nine months ended September 30, 2010 were $2,202 million and $164 million, respectively.
     Pursuant to a final agreement with the Antitrust Division of the U.S. Department of Justice (“DOJ”) in connection with the governmental approval of the acquisition, we were required to divest two leased stimulation vessels (the HR Hughes and Blue Ray) and certain other assets used to perform sand control services in the U.S. Gulf of Mexico. Additionally, pursuant to a Hold Separate Stipulation and Order, the operation of our U.S. business and the U.S. business of BJ Services were required to be operated separately until these assets were divested. On August 30, 2010, we completed the sale of such assets for approximately $55 million in cash. Upon the completion of the sale, the Hold Separate Stipulation and Order terminated and we commenced to fully integrate BJ Services into Baker Hughes globally.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
Consideration
     Under the terms of the acquisition agreement, BJ Services stockholders received $2.69 per share in cash and 0.40035 Baker Hughes shares of common stock for each BJ Services share of common stock they owned. In total, we paid $793 million in cash and issued 118 million shares valued at $6,048 million (based upon the closing price of our common stock on the acquisition date of $51.24). We also assumed all outstanding stock options held by BJ Services employees and directors.
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

Recording of Assets Acquired and Liabilities Assumed
     The transaction has been accounted for using the acquisition method of accounting which requires that, among other things, assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date. The excess of the consideration transferred over those fair values is recorded as goodwill. We have not finalized the determination of the fair values of the assets acquired and liabilities assumed and therefore, the fair values set forth below are subject to adjustment once the valuations are completed. We will finalize these items as we obtain the information necessary to complete the analysis, and we expect to be substantially complete with this analysis during the fourth quarter of 2010. Under U.S. GAAP, companies have one year after an acquisition to finalize the acquisition accounting. The following table summarizes the provisional amounts recognized for assets acquired and liabilities assumed as of the acquisition date.

Estimated Fair Value

Assets:
Cash and cash equivalents	$113
Accounts receivable	954
Inventories	425
Other current assets	123
Property, plant and equipment	2,754
Intangible assets	1,333
Goodwill	4,192
Other long-term assets	36
Liabilities:
Liabilities for change in control and transaction fees	(212)
Current liabilities	(649)
Deferred income taxes and other tax liabilities	(1,419)
Debt	(531)
Pension and other postretirement liabilities	(146)
Other long-term liabilities	(76)

Net Assets Acquired	$6,897

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
Property, plant and equipment (“PP&E”)
     A step-up adjustment of $415 million was recorded to present the PP&E acquired at its estimated fair value. The preliminary weighted average useful life used to calculate depreciation of the step-up related to PPE is approximately six years.
Intangible assets
     We identified other intangible assets associated with pressure pumping and other services, including trade names, technology, in-process research and development (“IPR&D”), and customer relationships. We consider the BJ Services trade name to be an indefinite life intangible asset, which will not be amortized and will be subject to an annual impairment test. We have not finalized the determination of the estimated useful lives and methods to be used in calculating the amortization expense related to these intangible assets.
     The following table summarizes the fair value estimates recorded for the identifiable intangible assets and their estimated useful lives:

	Estimated Fair Value	Estimated Useful Life

Customer relationships	$313	2-17 years
Technology	449	5-15 years
BJ Services trade name	383	Indefinite
Other trade names	41	5-12 years
IPR&D	147	6-14 years

Total Identifiable Intangible Assets	$1,333

Deferred taxes
     We provided deferred taxes and other tax liabilities as part of the acquisition accounting related to the estimated fair market value adjustments for acquired intangible assets and PP&E, as well as for uncertain tax positions taken in prior year tax returns. An adjustment of $1,227 million was recorded to present the deferred taxes and other tax liabilities at fair value. Included in the adjustment is deferred taxes of $650 million for the outside basis difference associated with shares in certain BJ Services foreign subsidiaries for which no taxes have been previously provided. We expect to reverse the outside basis difference primarily through repatriating earnings from those subsidiaries in lieu of permanently reinvesting them as well as through the reorganization of those subsidiaries. We are still assessing certain factors that impact the outside basis difference related to the BJ Services foreign subsidiaries, other deferred taxes and uncertain tax positions. The deferred tax liabilities and other tax liabilities will be revised after the assessment is finalized, which we expect to be substantially complete during the fourth quarter of 2010.
Debt
     Our acquisition subsidiary assumed all of the obligations of BJ Services in respect of $250 million principal amount of 5.75% senior notes due June 2011 and $250 million principal amount of 6.00% senior notes due June 2018. A step-up adjustment of $34 million was recorded to present these notes at their estimated fair value.
Liabilities for pensions and other postretirement benefits
     We assumed several defined benefit pension plans covering certain employees primarily in the U.K., Norway and Canada. Additionally, we assumed a non-qualified supplemental executive retirement plan (“SERP”), as well as postretirement benefit plans that provide certain health care and life insurance benefits for retired employees, primarily in the United States, who meet specified age and service requirements. A step-up adjustment of $25 million was recorded to present these liabilities at their estimated fair value.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
     The following is a summary of the funded position of the assumed BJ Services plans as of the acquisition date, as well as associated weighted-average assumptions used to determine benefit obligations:

		Other Postretirement
	Pension Benefit Plans	Benefit Plans

Projected benefit obligation	$280	$26
Fair value of plan assets	160	—

Net Unfunded Status	$120	$26

Amounts recognized in the Consolidated Condensed Balance Sheet:

Liabilities for pensions and other postretirement benefits	$120	$26

     Weighted average assumption used to determine benefit obligations at the acquisition date and net periodic benefit cost from the acquisition date through December 31, 2010:

		Other Postretirement
	Pension Benefit Plans	Benefit Plans

Discount rate	5.24%	6.18%
Rate of compensation increase	4.30%	n/a
Goodwill
     Goodwill of $4,192 million was recognized for this acquisition and is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It specifically includes the expected synergies and other benefits that we believe will result from combining the operations of BJ Services with the operations of Baker Hughes and any intangible assets that do not qualify for separate recognition such as the assembled workforce. During the third quarter of 2010, we allocated the goodwill to our reporting units based on the provisional amounts recognized for the fair value of the assets acquired and liabilities assumed (See Note 9 — Goodwill and Intangible Assets). Goodwill in the amount of $43 million is deductible for tax purposes as a result of previous taxable acquisitions made by BJ Services.
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

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		Pro Forma	Pro Forma	Pro Forma

Revenues	$4,078	$3,110	$11,480	$9,941
Net income	$255	$31	$493	$290
Basic net income per share	$0.59	$0.07	$1.14	$0.68
Diluted net income per share	$0.59	$0.07	$1.14	$0.68
OTHER ACQUISITIONS
     During the nine months ended September 30, 2010, we completed several other acquisitions having an aggregate purchase price of approximately $172 million, net of cash acquired of $5 million. As a result of these acquisitions, we recorded $96 million of goodwill, which is subject to final acquisition accounting adjustments. Pro forma results of operations for these acquisitions have not been presented because the effect of these acquisitions was not material to our consolidated condensed financial statements.
NOTE 3. SEGMENT INFORMATION
     Beginning in the second quarter of 2010, we changed our internal reporting structure to align with our geographical organization for which separate financial information is available and results are evaluated regularly by the Chief Operating Decision Makers (“CODM”). Accordingly, we now report our financial results based on the five reportable segments detailed below.
•	North America (Canada, U.S., and Trinidad)
•	Latin America (Central and South America including Mexico and excluding Trinidad)
•	Europe/Africa/Russia Caspian (“EARC”) (Europe, Africa — excluding Egypt, and Russia and the republics of the former Soviet Union)
•	Middle East/Asia Pacific (“MEAP”) — (including Egypt)
•	Industrial and Other (downstream chemicals, process and pipeline services, reservoir and technology consulting businesses)
     All prior period segment disclosures have been restated to reflect the new segments. The financial results of BJ Services have been included in each of the five reportable segments from the date of acquisition on April 28, 2010, through September 30, 2010, in a manner consistent with our internal reporting structure.
     The performance of our segments is evaluated based on segment profit (loss), which is defined as income before income taxes, interest expense, interest income, and certain gains and losses not allocated to the segments.
     Summarized financial information is shown in the following table.

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009
Segments	Revenues	Profit(loss)	Revenues	Profit(loss)

North America	$2,006	$340	$714	$28
Latin America	431	9	257	16
Europe/Africa/Russia Caspian	757	47	626	79
Middle East/Asia Pacific	606	39	463	50
Industrial and Other	278	36	172	14

Total Oilfield Operations	4,078	471	2,232	187
Corporate and Other	—	(105)	—	(104)

Total	$4,078	$366	$2,232	$83

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009
Segments	Revenues	Profit(loss)	Revenues	Profit(loss)

North America	$4,411	$685	$2,378	$129
Latin America	1,087	31	798	70
Europe/Africa/Russia Caspian	2,213	196	2,078	365
Middle East/Asia Pacific	1,590	109	1,468	196
Industrial and Other	690	71	514	47

Total Oilfield Operations	9,991	1,092	7,236	807
Corporate and Other	—	(330)	—	(318)

Total	$9,991	$762	$7,236	$489

Total Assets	September 30, 2010	December 31, 2009

North America	$8,071	$2,596
Latin America	2,600	1,168
Europe/Africa/Russia Caspian	3,425	2,248
Middle East/Asia Pacific	2,910	1,731
Industrial and Other	3,551	2,127

Total Oilfield Operations	20,557	9,870
Corporate and Other	1,905	1,569

Total	$22,462	$11,439

     Assets of our supply chain and products and technology organizations are included in the Industrial and Other segment.
     The following table presents the details of “Corporate and Other” segment loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Corporate and other expenses	$(54)	$(76)	$(159)	$(225)
Acquisition-related costs	(12)	—	(78)	—
Interest expense	(40)	(29)	(95)	(98)
Interest income	1	1	2	5

Total	$(105)	$(104)	$(330)	$(318)

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
     The following summarizes stock-based compensation expense recognized in our consolidated condensed statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Stock Options	$8	$12	$22	$21
Restricted Stock Awards and Units	12	9	33	29
ESPP	5	5	11	18

Total	$25	$26	$66	$68

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
NOTE 5. INCOME TAXES
     In the third quarter of 2010, total income tax expense of $111 million includes a $12 million tax benefit on costs associated with the BJ Services acquisition. Excluding the impact of the acquisition-related costs, our effective tax rate on operating profits in the third quarter of 2010 is 32.5%, which is lower than the U.S. statutory income tax rate of 35% due to tax benefits arising from the repatriation of foreign earnings partially offset by higher rates of tax on certain international operations and state income taxes.
     For the first nine months of 2010, total income tax expense of $285 million includes a $20 million tax benefit on costs associated with the BJ Services acquisition. Excluding the impact of the acquisition-related costs, our effective tax rate on operating profits for the first nine months of 2010 is 36%, which is higher than the U.S. statutory income tax rate of 35% due to higher rates of tax on certain international operations and state income taxes partially offset by tax benefits arising from the repatriation of foreign earnings.
NOTE 6. EARNINGS PER SHARE
     A reconciliation of the number of shares used for the basic and diluted earnings per share (“EPS”) calculation is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Weighted average common shares outstanding for basic EPS	432	310	381	310
Effect of dilutive securities — stock plans	1	1	1	—

Adjusted weighted average common shares outstanding for diluted EPS	433	311	382	310

Future potentially dilutive shares excluded from diluted EPS:
Options with an exercise price greater than the average market price for the period	7	4	7	4

NOTE 7. INVENTORIES
     Inventories, net of reserves, are comprised of the following:

	September 30,	December 31,
	2010	2009

Finished goods	$2,200	$1,570
Work in process	178	126
Raw materials	131	140

Total	$2,509	$1,836

NOTE 8. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment are comprised of the following:

	September 30,	December 31,
	2010	2009

Land	$182	$81
Buildings and improvements	1,506	1,136
Machinery and equipment	6,097	3,384
Rental tools and equipment	2,399	2,228

Subtotal	10,184	6,829
Accumulated depreciation	(4,076)	(3,668)

Total	$6,108	$3,161

NOTE 9. GOODWILL AND INTANGIBLE ASSETS
     The changes in the carrying amount of goodwill are detailed below by reportable segment. In connection with the change in our reportable segments as discussed in Note 3 — Segment and Related Information, we reallocated the goodwill that existed as of

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
March 31, 2010 to the new reportable segments on a relative fair value basis. Goodwill of $4,192 million was recognized for the BJ Services acquisition (See Note 2 — Acquisitions) which has been allocated to our reporting units based on the provisional amounts recognized for the fair value of the assets acquired and liabilities assumed.

					Europe/	Middle
	Drilling	Completion			Africa/	East/
	and	and	North	Latin	Russia	Asia	Industrial
	Evaluation	Production	America	America	Caspian	Pacific	& Other	Total

Balance as of December 31, 2009	$979	$439	$—	$—	$—	$—	$—	$1,418

Reallocation for change in segments	(980)	(439)	494	175	412	267	71	—
Acquisitions	—	—	2,585	501	413	459	330	4,288
Other adjustments	1	—	(4)	(2)	(7)	3	17	8

Balance as of September 30, 2010	$—	$—	$3,075	$674	$818	$729	$418	$5,714

     Intangible assets are comprised of the following:

	September 30, 2010			December 31, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Technology-based	$865	$(167)	$698	$277	$(140)	$137
Contract-based	17	(11)	6	13	(9)	4
Marketing-related	87	(17)	70	36	(13)	23
Customer-based	379	(24)	355	41	(10)	31
Other	1	(1)	—	1	(1)	—

Subtotal	1,349	(220)	1,129	368	(173)	195

Marketing-related intangible asset with an indefinite useful life	383	—	383	—	—	—

Total	$1,732	$(220)	$1,512	$368	$(173)	$195

     Intangible assets are amortized either on a straight-line basis with estimated useful lives ranging from 1 to 20 years, or on a basis that reflects the pattern in which the economic benefits of the intangible assets are expected to be realized, which range from 15 to 30 years. As a result of the acquisition of BJ Services, we recognized intangible assets of $1,333 million (See Note 2 - Acquisitions). We have not finalized the determination of the estimated useful lives and amortization methods to be used in calculating the amortization expense related to the intangibles recorded as a result of the acquisition of BJ Services.
     Amortization expense for intangible assets included in net income for the three months and nine months ended September 30, 2010 was $18 million and $48 million, respectively, and is estimated to be $70 million for 2010. Estimated amortization expense for each of the subsequent five fiscal years is expected to be as follows: 2011 — $90 million; 2012 — $86 million; 2013 — $85 million; 2014 — $84 million; and 2015 — $79 million.
NOTE 10. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
     Our financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, debt, foreign currency forward contracts and interest rate swaps. Except as described below, the estimated fair value of such financial instruments at September 30, 2010 as reflected in our consolidated condensed balance sheet approximates their carrying value due to the short maturities of these instruments.
Short-term Investments
     During the nine months ended September 30, 2010, we purchased $250 million of short-term investments consisting of U.S. Treasury Bills, which will mature in May of 2011.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
Debt
     The estimated fair value of total debt at September 30, 2010 and December 31, 2009, was $4,369 million and $2,126 million, which differs from the carrying amount of $3,846 million and $1,800 million, respectively, included in our consolidated condensed balance sheet. The fair value of our debt has been estimated based on quoted market prices for the respective period.
Foreign Currency Forward Contracts
     We conduct our business in over 90 countries around the world, and we are exposed to market risks resulting from fluctuations in foreign currency exchange rates. A number of our significant foreign subsidiaries have designated the local currency as their functional currency. We transact in various foreign currencies and seek to balance our foreign currency exposures by matching our revenue and costs in non-functional currencies where practical. Where imbalances in the non-functional currencies remain we have established a program that primarily utilizes foreign currency forward contracts to reduce the risks associated with the effects of certain foreign currency exposures. Under this program, our strategy is to have gains or losses on the foreign currency forward contracts mitigate the foreign currency transaction gains or losses to the extent practical. These foreign currency exposures typically arise from changes in the value of assets and liabilities which are denominated in currencies other than the functional currency. Our foreign currency forward contracts generally settle within 180 days. We do not use these forward contracts for trading or speculative purposes. We designate these forward contracts as fair value hedging instruments. Accordingly, we record the fair value of these contracts as of the end of our reporting period to our consolidated condensed balance sheet with changes in fair value recorded in our consolidated condensed statement of operations along with the change in fair value of the hedged item.
     At September 30, 2010, we had outstanding foreign currency forward contracts with notional amounts aggregating $187 million to hedge exposure to currency fluctuations in various foreign currencies. These contracts expire on various dates prior to the end of 2010. These contracts are designated and qualify as fair value hedging instruments. The fair value was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.
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
Fair Value of Derivative Instruments
     The fair value of derivative instruments included in our consolidated condensed balance sheet was as follows as of September 30, 2010:

Derivative	Balance Sheet Location	Fair Value

Foreign Currency Forward Contracts	Other assets	$7
Interest Rate Swaps	Other assets	$30

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
     The effects of derivative instruments in our consolidated condensed statement of operations were as follows (amounts exclude any income tax effects):

		Amount of Gain/(Loss) Recognized in Income
		Three Months Ended	Nine Months Ended
Derivative	Statement of Operations Location	September 30, 2010	September 30, 2010

Foreign Currency Forward Contracts	Marketing, general and administrative	$11	$1
Interest Rate Swaps	Interest Expense	$2	$12
NOTE 11. INDEBTEDNESS
     On March 19, 2010, we entered into a credit agreement (the “2010 Credit Agreement”). The 2010 Credit Agreement is a three-year committed $1.2 billion revolving credit facility that expires on March 19, 2013. At September 30, 2010, we had $1.7 billion of committed revolving credit facilities with commercial banks, consisting of the 2010 Credit Agreement ($1.2 billion) and a $500 million facility expiring on July 7, 2012. Both facilities contain certain covenants which, among other things, require the maintenance of a funded indebtedness to total capitalization ratio (a defined formula per each agreement), restrict certain merger transactions or the sale of all or substantially all of our assets or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the facilities may be accelerated. Such events of default include payment defaults to lenders under the facilities, covenant defaults and other customary defaults.
     Concurrent with the acquisition of BJ Services, we assumed and guaranteed the BJ Services outstanding notes, namely its $250 million 5.75% notes due June 2011 and its $250 million 6.00% notes due June 2018.
     On August 24, 2010, we sold $1,500 million of 5.125% Senior Notes that will mature September 15, 2040 (the “Notes”) under our Indenture dated as of October 28, 2008. Net proceeds from the offering were approximately $1,479 million after deducting the underwriting discounts and expenses of the offering. We used $511 million of the net proceeds to repay our outstanding commercial paper. We will use $250 million of the net proceeds to repay the BJ Services 5.75% notes maturing June 2011. The remaining net proceeds from the offering will be used for general corporate purposes, which could include funding on-going operations, business acquisitions and repurchases of our common stock. Interest on the Notes is payable March 15 and September 15 of each year. The first interest payment will be made on March 15, 2011, and will consist of accrued interest from August 24, 2010. The Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future senior indebtedness; senior in right of payment to any future subordinated indebtedness; and effectively junior to our future secured indebtedness, if any, and structurally subordinated to all existing and future indebtedness of our subsidiaries. We may redeem, at our option, all or part of the Notes at any time, at the applicable make-whole redemption prices plus accrued and unpaid interest to the date of redemption.
     At September 30, 2010, we were in compliance with all of the facility covenants of both committed credit facilities. There were no direct borrowings under the committed credit facilities during the quarter ended September 30, 2010. We also have a commercial paper program under which we may issue up to $1.0 billion in commercial paper with maturity of no more than 270 days. To the extent we have commercial paper outstanding, our ability to borrow under the facilities is reduced. At September 30, 2010, we had no commercial paper outstanding.
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

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
     The components of net periodic benefit cost are as follows for the three months ended September 30:

					Other Postretirement
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Benefits
	2010	2009	2010	2009	2010	2009

Service cost	$8	$8	$2	$1	$3	$2
Interest cost	5	4	8	4	2	3
Expected return on plan assets	(7)	(6)	(7)	(4)	—	—
Amortization of net loss	3	4	1	—	—	—
Curtailment loss	—	—	—	—	—	—

Net periodic benefit cost	$9	$10	$4	$1	$5	$5

     The components of net periodic benefit cost are as follows for the nine months ended September 30:

					Other Postretirement
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Benefits
	2010	2009	2010	2009	2010	2009

Service cost	$24	$22	$5	$2	$7	$6
Interest cost	16	14	20	11	8	8
Expected return on plan assets	(21)	(18)	(17)	(11)	—	—
Amortization of prior service cost	—	—	—	—	1	1
Amortization of net loss	9	10	3	1	—	—
Curtailment loss	—	1	—	—	—	—

Net periodic benefit cost	$28	$29	$11	$3	$16	$15

     During the nine months ended September 30, 2010, we made contributions of $31 million to our defined benefit pension plans, $11 million to our other postretirement benefit plans, and $125 million to our defined contribution plans. We presently anticipate contributing an additional $61 million to our defined benefit pension plans, $4 million to our other postretirement plans, and $46 million to our defined contribution plans during the fourth quarter of 2010.
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
BJ Services Acquisition Related Stockholder Lawsuits
     As previously reported, the stockholder lawsuits filed in connection with the BJ Services acquisition have been settled. On July 15, 2010, the Delaware Chancery Court certified the Class of BJ Services stockholders, approved the settlement terms, awarded $500,000 in attorneys’ fees and $36,000 in costs to the Class counsel, and entered a Final Judgment dismissing all of the Class claims with prejudice, In re: BJ Services Company Shareholders Litigation, C.A. No. 4851-VCN. On July 23, 2010, the 80th Judicial District Court of Harris County, Texas, entered a Final Judgment dismissing the plaintiff’s claims with prejudice in the consolidated actions styled as Garden City Employees’ Retirement System, et al. v. BJ Services Company, et al., Cause No. 2009-57320, 80th Judicial District Court of Harris County, Texas.
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

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
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
ENVIRONMENTAL
     BJ Services operations included activities which are subject to domestic (including U.S. federal, state and local) and international environmental regulations with regard to air, land and water quality and other environmental matters. BJ Services has conducted environmental investigations and remedial actions at current and former locations of BJ Services and, along with other companies, are currently named as a potentially responsible party at five waste disposal sites owned by third parties. As a result of the acquisition of BJ Services, we have recorded approximately $11 million as a preliminary estimate for environmental remediation. As of September 30, 2010, our total accrual for environmental remediation on a combined company basis is $32 million.
OTHER
     In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees, which totaled approximately $1,067 million at September 30, 2010. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our consolidated condensed financial statements.
NOTE 14. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to owners. The components of our comprehensive income (loss), net of related tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$255	$55	$477	$337
Other comprehensive income (loss):
Foreign currency translation adjustments during the period	79	33	(41)	115
Pension and other postretirement benefits	(3)	4	18	(6)
Unrealized gain on available-for-sale securities	—	—	—	4

Total comprehensive income	$331	$92	$454	$450

     Total accumulated other comprehensive loss consisted of the following:

	September 30,	December 31,
	2010	2009

Foreign currency translation adjustments	$(261)	$(220)
Pension and other postretirement benefits	(176)	(194)

Total accumulated other comprehensive loss	$(437)	$(414)

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
NOTE 15. STOCKHOLDERS’ EQUITY

		Capital		Accumulated
		in Excess		Other
	Common	of	Retained	Comprehensive
	Stock	Par Value	Earnings	Loss	Total

Balance, December 31, 2009	$312	$874	$6,512	$(414)	$7,284
Comprehensive income:
Net income			477
Foreign currency translation adjustments				(41)
Defined benefit pension plans				18
Total comprehensive income					454
Issuance of common stock pursuant to employee stock plans	1	23			24
Issuance of common stock to acquire BJ Services	118	5,986			6,104
Stock-based compensation		66			66
Cash dividends ($0.45 per share)			(175)		(175)

Balance, September 30, 2010	$431	$6,949	$6,814	$(437)	$13,757

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
EXECUTIVE SUMMARY
     Baker Hughes is a major supplier of products, technology and services to the worldwide oil and natural gas industry. Our products and services include:
•	technology and services used in drilling and evaluating oil and gas wells (drill bits, drilling systems, drilling fluids and wireline);

•	technology and services used to complete and produce oil and gas (completion systems, wellbore intervention, intelligent production systems, upstream chemicals and artificial lift);

•	pressure pumping services (cementing, hydraulic fracturing and other stimulation, and nitrogen services and coiled tubing); and

•	industrial and other (downstream chemicals, process and pipeline services, and reservoir and technology consulting business).
     The primary driver of our businesses is our customers’ capital and operating expenditures dedicated to oil and natural gas exploration, field development and production. Our business is cyclical and is dependent upon our customers’ expectations for future oil and natural gas prices, economic growth, hydrocarbon demand and estimates of current and future oil and natural gas production.
     On April 28, 2010, we completed the acquisition of BJ Services, a leading provider of pressure pumping and other oilfield services, for $6.9 billion in cash and stock. This acquisition provides us with a proven leader in the areas of pressure pumping, stimulation and fracturing and complements our existing product portfolio, allowing us to provide a full suite of products and services to meet the needs of our customers. For its fiscal year ended September 30, 2009, BJ Services’ revenues were $4.1 billion; they employed approximately 14,000 people; and operated in over 50 countries. For the first nine months of 2010, our results are inclusive of BJ Services results from the acquisition date through September 30, 2010.
     On August 30, 2010, we completed the sale of two stimulation vessels and certain other assets as required by the Antitrust Division of the U.S. Department of Justice (“DOJ”) in connection with the acquisition of BJ Services. As a result of the completion of this sale, the Hold Separate Stipulation and Order requiring BJ Services and Baker Hughes to be operated separately in the U.S. terminated. The sale was not material to our business or the financial performance of the combined company.
     Total revenue for the third quarter of 2010 was $4.08 billion, an increase of $1.85 billion or 83% over the same quarter a year ago. Total revenue for the first nine months of 2010 was $9.99 billion, an increase of $2.76 billion or 38% over the same period a year ago. These increases are primarily due to the acquisition of BJ Services on April 28, 2010, which provided $1.40 billion of revenue in the third quarter of 2010, and $2.20 billion in the first nine months of 2010; and the strength of the North America segment driven by oil and gas-directed drilling primarily in unconventional reservoirs.
     We reported net income of $255 million in the third quarter of 2010 compared to net income of $55 million reported for the third quarter of 2009. For the first nine months of 2010, we reported net income of $477 million compared to net income of $337 million reported for the first nine months of 2009. These increases are primarily due to the acquisition of BJ Services, which provided $134 million of net income in the third quarter of 2010 and $164 million of net income for the first nine months of 2010, and improved profitability in our North America segment offset by lower profits internationally.
     As of September 30, 2010, Baker Hughes had approximately 52,000 employees as compared with approximately 34,400 employees as of December 31, 2009.
Segment Reporting Change
     Effective with the second quarter of 2010, we changed our internal reporting structure to align with our geographical organization which became the primary vehicle for allocating resources and assessing performance. All prior period segment disclosures have been restated to reflect the new segments. As a result, beginning with the second quarter of 2010, we reported our results for the following five segments:

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
BUSINESS ENVIRONMENT
     Global economic growth and the resultant demand for oil and natural gas are the primary drivers of our customers’ expenditures to develop and produce oil and gas. The expansion of the global economy following the recession of 2008/2009 continued into the third quarter of 2010. Increasing economic activity, particularly in the emerging economies in Asia and the Middle East, and expectations for continued economic growth supported expectations for increasing demand for oil and natural gas. Spending by oil and natural gas exploration and production companies is dependent upon their forecasts regarding the expected future supply and future demand for oil and natural gas products and their estimates of costs to find, develop, and produce reserves. Changes in oil and natural gas exploration and production spending will normally result in increased or decreased demand for our products and services, which will be reflected in the rig count and other measures. At current oil prices, many international projects have attractive economic returns.
     In the U.S., both oil-directed and gas-directed drilling increased from the trough levels experienced in mid-2009. Fifty-six percent of the incremental drilling in the U.S. in the third quarter of 2010, compared to the third quarter of 2009, was targeted to develop oil reserves. The increase in oil-directed drilling activity was supported by oil prices in excess of $70/Bbl and the development of several new oil shale plays. Incremental gas-directed drilling was driven by activity in the gas shale plays where lower costs and the availability of cash from prior hedge activity and new equity investments supported higher drilling activity.
     Prices for our products and services in the third quarter of 2010 remain significantly below pricing levels a year ago despite the increase in oil and natural gas prices. Price trends are improving for some products in certain geographies, such as North America; however, they remain stable or deteriorating in others (primarily in the Eastern Hemisphere).
Oil and Natural Gas Prices
     Oil (West Texas Intermediate (WTI)/Cushing Crude Oil Spot Price) and natural gas (Henry Hub Natural Gas Spot Price) prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Oil prices ($/Bbl)	$76.09	$68.14	$77.58	$57.21
Natural gas prices ($/mmBtu)	4.28	3.17	4.56	3.80
     Oil prices averaged $76.09/Bbl in the third quarter of 2010. Prices ranged from a high of $82.55/Bbl in early August to a low of $71.20/Bbl in late August. Oil prices strengthened from the low in late May 2010 through the end of the third quarter driven by expectations of worldwide economic recovery and energy demand growth, particularly in Asia and the Middle East. The International Energy Agency (“IEA”) estimated in its October 2010 Oil Market Report that worldwide demand would increase 2.5% to 86.9 million barrels per day in 2010, up from an estimated 84.8 million barrels per day in 2009.
     Natural gas prices averaged $4.28/mmBtu in the third quarter of 2010. Natural gas prices traded in a range between $4.50/mmBtu and $5.00/mmBtu in the first half of the third quarter of 2010 and between $3.70/mmBtu and $4.10/mmBtu in the second half of the third quarter of 2010. At quarter end, working natural gas in storage was 3,414 Bcf, which is 5% or 175 Bcf below the corresponding week in 2009.
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
     Our rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended		%	Nine Months Ended		%
	September 30,		Increase	September 30,		Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)

U.S. — land and inland waters	1,601	936	71%	1,459	1,036	41%
U.S. offshore	18	34	(47%)	35	47	(26%)
Canada	360	186	94%	327	202	62%

North America	1,979	1,156	71%	1,821	1,285	42%

Latin America	385	350	10%	383	357	7%
North Sea	39	40	(3%)	42	44	(5%)
Other Europe	53	38	39%	50	39	28%
Africa	84	57	47%	83	60	38%
Middle East	273	243	12%	263	253	4%
Asia Pacific	276	241	15%	267	239	12%

Outside North America	1,110	969	15%	1,088	992	10%

Worldwide	3,089	2,125	45%	2,909	2,277	28%

Third Quarter of 2010 Compared to the Third Quarter of 2009
     The rig count in North America increased 71% reflecting a 42% increase in the U.S. gas-directed rig count and a 133% increase in the oil-directed rig count, and similar patterns in Canada. Changes in regulation of drilling activity in the Gulf of Mexico as a result of the Deepwater Horizon accident and resultant oil spill negatively impacted activity in the quarter where the U.S. offshore rig count averaged only 18 rigs as compared to 34 rigs in the third quarter of 2009. Outside North America the rig count increased 15%. The rig count in Latin America increased primarily due to higher activity in the Southern Cone geomarket (Argentina, Bolivia and Chile) and the Andean geomarket (Colombia, Peru and Ecuador) and was partially offset by lower activity in the Mexico geomarket. The increase in the Continental Europe geomarket was led by Turkey, Italy and Romania. The rig count in Africa increased primarily due to higher activity in the Nigeria and Angola geomarkets. The rig count increased in the Middle East due to higher activity in Egypt, Kuwait, Syria and Yemen, offset partially by declines in activity in Pakistan. In the Asia Pacific region, activity increased primarily in India and Vietnam, offset partially by lower activity in Indonesia.
RESULTS OF OPERATIONS
     The discussions below relating to significant line items from our consolidated condensed statements of operations are based on available information and represent our analysis of significant changes or events that impact the comparability of reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items. We acquired BJ Services on April 28, 2010, and the results of its operations from the acquisition date through the end of the third quarter of 2010 are included in our results. In addition, the discussions below for revenues and cost of revenues are on a total basis as the business drivers for the individual components of product sales and services are similar.

Revenues and Profit Before Tax

	Three Months Ended
	September 30,		Increase
	2010	2009	(decrease)	% Change

Segment Revenues:
North America	$2,006	$714	$1,292	181%
Latin America	431	257	174	68%
Europe/Africa/Russia Caspian	757	626	131	21%
Middle East/Asia Pacific	606	463	143	31%
Industrial and Other	278	172	106	62%

Segment revenues	$4,078	$2,232	$1,846	83%

	Three Months Ended
	September 30,		Increase
	2010	2009	(decrease)	% Change

Segment Profit Before Tax:
North America	$340	$28	$312	1,114%
Latin America	9	16	(7)	(44)%
Europe/Africa/Russia Caspian	47	79	(32)	(41)%
Middle East/Asia Pacific	39	50	(11)	(22)%
Industrial and Other	36	14	22	157%

Segment profit before tax	$471	$187	$284	152%

	Nine Months Ended
	September 30,		Increase
	2010	2009	(decrease)	% Change

Segment Revenues:
North America	$4,411	$2,378	$2,033	85%
Latin America	1,087	798	289	36%
Europe/Africa/Russia Caspian	2,213	2,078	135	6%
Middle East/Asia Pacific	1,590	1,468	122	8%
Industrial and Other	690	514	176	34%

Segment revenues	$9,991	$7,236	$2,755	38%

	Nine Months Ended
	September 30,		Increase
	2010	2009	(decrease)	% Change

Segment Profit Before Tax:
North America	$685	$129	$556	431%
Latin America	31	70	(39)	(56)%
Europe/Africa/Russia Caspian	196	365	(169)	(46)%
Middle East/Asia Pacific	109	196	(87)	(44)%
Industrial and Other	71	47	24	51%

Segment profit before tax	$1,092	$807	$285	35%

     The performance of our segments is evaluated based on segment profit before tax, which is defined as income before income taxes, interest expense, interest income, and certain gains and losses not allocated to the segments.
Third Quarter of 2010 Compared to the Third Quarter of 2009
     Revenues for the third quarter of 2010 were up 83% compared with the third quarter of 2009. Excluding BJ Services, revenues for the third quarter 2010 were up 20%. The primary drivers of the increase included increased activity and improved pricing in the U.S. Land and Canada markets and to a lesser extent, increased activity in our international segments.

     Profit before tax for the third quarter of 2010 increased 152% compared with the third quarter of 2009. Excluding BJ Services, profit before tax was up 30%. The primary drivers of the increase included improved profits in the North America segment where increased activity has led to increased utilization, improved absorption of manufacturing and other overhead, and realized pricing improvement, partially offset by price degradation and lower profits in our international segments.
North America
     North America revenue increased 181% in the third quarter of 2010 compared with the third quarter of 2009. Excluding BJ Services, revenues for the third quarter of 2010 were up 42%. Revenue and pricing increases were supported by a 71% increase in the U.S. land and inland waters rig count and a 94% increase in the Canada rig count. The unconventional reservoirs are demanding our best technology to deliver longer horizontals, complex completions, increasing hydraulic fracturing (“frac”) horsepower and more frac stages resulting in improved pricing and higher revenue. This improvement was partially offset by a decline in our U.S. Gulf of Mexico revenue from the drilling moratorium in the Gulf of Mexico, estimated to be between $75 million and $80 million.
     North America profit before tax was $340 million in the third quarter of 2010, an increase of $312 million compared with the third quarter of 2009. Excluding BJ Services, profit before tax for the third quarter of 2010 was up $93 million. The primary drivers included improved tool utilization, improved absorption of manufacturing and other overhead, and higher pricing. This improvement was partially offset by a decline in our profitability in the U.S. Gulf of Mexico due to the drilling moratorium in the Gulf of Mexico, estimated to be between $45 million and $50 million.
Outside North America
     Latin America
     Latin America revenue increased 68% in the third quarter of 2010 compared with the third quarter of 2009. Excluding BJ Services, revenue for the third quarter 2010 was up 21%. The primary drivers included increased activity and commensurate revenue increases in the Andean, and Brazil geomarkets, offset partially by activity and revenue declines in the Venezuela/Mexico geomarket driven primarily by customer budgetary constraints in Mexico.
     Latin America profit before tax decreased 44% in the third quarter of 2010 compared to the third quarter of 2009 as increases in profit before tax from the Andean and Brazil geomarkets were more than offset by decreased profit before tax from the Venezuela/Mexico geomarket resulting from lower activity in Mexico.
     Europe/Africa/Russia Caspian
     Europe/Africa/Russia Caspian revenue increased 21% in the third quarter of 2010 compared to the third quarter of 2009. Excluding BJ Services, revenue for the third quarter of 2010 was up 6%. The increase in this region was led by strong demand for directional drilling and artificial lift products and services. Increased activity and commensurate revenue increases occurred in the Russia Caspian, UK, and Nigeria geomarkets, offset partially by reduced revenue from the North Africa, Sub Saharan Africa and Continental Europe geomarkets.
     Europe/Africa/Russia Caspian profit before tax decreased 41% in the third quarter of 2010 compared to the third quarter of 2009 as improved profit before tax in the UK and Russia Caspian geomarkets were more than offset by decreased profit before tax in the Sub Saharan Africa, North Africa, and Norway geomarkets due to higher overhead costs and lower realized pricing.
     Middle East/Asia Pacific
     Middle East/Asia Pacific revenue increased 31% in the third quarter of 2010 compared to the third quarter of 2009. Excluding BJ Services, revenue for the third quarter of 2010 was up 6%. The increase in this region was driven by higher activity that benefitted our chemicals, artificial lift and completion systems products and services. Increased activity and commensurate revenue increases occurred primarily in the Egypt, Southeast Asia, North Asia and Australasia geomarkets. These increases were offset partially by decreased revenue primarily in the Indonesia geomarket.
     Middle East/Asia Pacific profit before tax decreased 22% in the third quarter of 2010 compared to the third quarter of 2009 as improved profit before tax in the Egypt and North Asia geomarkets was more than offset by lower realized pricing and higher overhead costs throughout the rest of the region.

Industrial and Other
     Industrial and Other revenue increased 62% in the third quarter of 2010 compared to the third quarter of 2009. Excluding BJ Services, revenue for the third quarter of 2010 increased 16%. Industrial and Other profit before tax increased $22 million in the third quarter of 2010 compared to the third quarter of 2009. Excluding BJ Services, profit before tax increased $12 million.
First Nine Months of 2010 Compared to the First Nine Months of 2009
     Revenues for the first nine months of 2010 increased 38% compared with the first nine months of 2009, primarily due to the acquisition of BJ Services and expansion of the North America market. Excluding BJ Services, revenue for the first nine months of 2010 increased 8%.
     Profit before tax for the first nine months of 2010 increased 35% compared with the first nine months of 2009, as increased profit from the acquisition of BJ Services and increased profit before tax from the North America segment was offset by price degradation in the international segments. Excluding BJ Services, profit before tax for the first nine months of 2010 was unchanged.
Costs and Expenses
     The table below details certain consolidated condensed statement of operations data and their percentage of revenues for the three months and nine months ended September 30, 2010 and 2009, respectively.

	Three Months Ended September 30,
	2010		2009

Revenues	$4,078	100%	$2,232	100%
Cost of revenues	3,189	78%	1,761	79%
Research and engineering	118	3%	88	4%
Marketing, general and administrative	354	9%	272	12%

	Nine Months Ended September 30,
	2010		2009

Revenues	$9,991	100%	$7,236	100%
Cost of revenues	7,763	78%	5,518	76%
Research and engineering	324	3%	299	4%
Marketing, general and administrative	971	10%	837	12%
Cost of Revenues
     Cost of revenues for the three months ended September 30, 2010 increased 81% compared with the three months ended September 30, 2009. Cost of revenues as a percentage of consolidated revenues was 78% and 79% for the three months ended September 30, 2010 and 2009, respectively. Cost of revenues for the nine months ended September 30, 2010 increased 41% compared with the nine months ended September 30, 2009. Cost of revenues as a percentage of consolidated revenues was 78% and 76% for the nine months ended September 30, 2010 and 2009, respectively. The increase in cost of revenues as a percentage of revenues in the nine months ended September 30, 2010, is primarily due to pricing pressures and higher operating costs for our geomarket organization which we plan to mitigate through productivity improvements and cost cutting measures. The additional depreciation and amortization expense for the five months since the acquisition date of approximately $58 million for tangible and intangible assets associated with the BJ Services acquisition also contributed to the increase.
Research and Engineering
     Research and engineering expenses increased 34% in the three months ended September 30, 2010 compared with the three months ended September 30, 2009 and increased 8% in the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009. We continue to be committed to developing and commercializing new technologies as well as investing in our core product offerings.
Marketing, General and Administrative
     Marketing, general and administrative expenses increased 30% in the three months ended September 30, 2010 compared with the three months ended September 30, 2009 and increased 16% in the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009. The increase in both periods resulted primarily from costs associated with finance organization redesign efforts, software implementation activities and the acquisition of BJ Services.
Acquisition-Related Costs
     Acquisition-related costs are being expensed as incurred. They include expenses directly related to acquiring BJ Services and integration expenses incurred in combining the companies. During the three and nine months ended September 30, 2010, we incurred $12 million and $78 million, respectively, of total acquisition-related costs.
Interest Expense
     Interest expense increased $11 million for the three months ended September 30, 2010 compared with the three months ended September 30, 2009 due to the issuance of $1.5 billion of debt in August 2010 and the assumption of $500 million of debt associated with the acquisition of BJ Services. Interest expense decreased $3 million in the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009 as the interest expense related to the new debt was more than offset by gains on interest rate swaps.
Income Taxes
     Total income tax expense in the third quarter of 2010 is $111 million, which includes a $12 million tax benefit on costs associated with the BJ Services acquisition. Excluding the impact of the acquisition-related costs, our effective tax rate on operating profits in the third quarter of 2010 is 32.5%, which is lower than the U.S. statutory income tax rate of 35% due to tax benefits arising from the repatriation of foreign earnings partially offset by higher rates of tax on certain international operations and state income taxes.
     For the first nine months of 2010, total income tax expense of $285 million includes a $20 million tax benefit on costs associated with the BJ Services acquisition. Excluding the impact of the acquisition-related costs, our effective tax rate on operating profits for the first nine months of 2010 is 36%, which is higher than the U.S. statutory income tax rate of 35% due to higher rates of tax on certain international operations and state income taxes partially offset by tax benefits arising from the repatriation of foreign earnings.
     Our effective tax rate in the third quarter of 2009 was 34%, which is lower than the U.S. statutory income tax rate of 35% due to lower rates of tax on certain international operations offset by state income taxes.
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
     Our industry is cyclical, and past cycles have been driven primarily by alternating periods of ample supply or shortage of oil and natural gas relative to demand. As an oilfield services company, our revenue is dependent on spending by our customers for oil and natural gas exploration, field development and production. This spending is dependent on a number of factors, including our customers’ forecasts of future energy demand, their expectations for future energy prices, their access to resources to develop and produce oil and gas, the impact of new government regulations and their ability to fund their capital programs.
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
     In North America, the near-month futures prices for natural gas, as quoted in early October 2010, were below $4/mmBtu, and the 12-month futures price was trading slightly below $4.50/mmBtu. Higher natural gas futures prices in 2008 and early 2009 provided an opportunity for many of our customers to hedge natural gas production. Cash flow of these customers benefited from the attractive prices received on hedged production allowing them to maintain exploration and development activity. However, the decline in natural gas prices in 2010 and the roll-off of attractive hedge positions is placing increased emphasis on well economics, cash flow and capital budgets for many of our customers. In the near-term, the impact of lower cash flows from sales and hedging activity is being offset by investments by international oil companies seeking exposure to the U.S. shale plays. Capital discipline on the part of our competitors, attrition of existing rental fleets and rising demand are expected to result in an environment that we believe will support continued price increases for our products and services in some markets by late 2010. In addition, project economies will be favorably impacted if the production is expected to include a significant amount of natural gas liquids or condensates, which can be sold at a higher price per mcf.
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
     In North America, the outlook for spending for the remainder of 2010 will be significantly influenced by the outlook for the natural gas industry. However, oil-directed rig activity has increased to levels not seen since early 1991, and is expected to continue to increase with oil prices greater than $70/Bbl, as many operators seek to diversify activity away from natural gas. The increase in gas-directed rig count from mid-2009 low levels and continued advances in horizontal drilling and advanced fracturing and completion technologies has led to increasing rates of initial production in the unconventional gas fields, resulting in high levels of gas production relative to demand.
     Expectations for Oil Prices — Due to improved expectations for the global economy, the Energy Information Administration (“EIA”) expects global demand for oil to increase 2.1 million barrels per day in 2010 relative to 2009. Non-Organization for Petroleum Exporting Countries (“OPEC”) supply growth is expected to increase by 900 thousand barrels per day in 2010. In its October 14, 2010 meeting in Vienna, OPEC left its production policy unchanged. The EIA projects that OPEC production will increase by 300 thousand barrels per day in 2010. OPEC spare productive capacity is expected to be essentially unchanged through 2011. In its October 2010 STEO report, the DOE forecasted oil prices (West Texas Intermediate) to average $79/Bbl for the fourth quarter of 2010 and $83/Bbl in 2011.
     Expectations for North America Natural Gas Prices — Increasing production and near record high storage levels are placing downward pressure on natural gas prices despite hot weather and increase in demand. Peak storage levels are expected to approximate the historically high record levels reached in the fall of 2009. In its October 2010 STEO report, the DOE forecasted that U.S. natural gas prices would average $4.16/mmBtu in the fourth quarter of 2010. The DOE forecasts gas prices to increase to an average of $4.58/mmBtu in 2011.
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
LIQUIDITY AND CAPITAL RESOURCES
     Our objective in financing our business is to maintain adequate financial resources and access to sufficient liquidity. At September 30, 2010, we had cash and cash equivalents of $1.6 billion, short-term investments of $250 million and we had $1.7 billion available for borrowing under committed revolving credit facilities with commercial banks.

     Our capital planning process is focused on utilizing cash flows generated from operations in ways that enhance the value of our company. During the nine months ended September 30, 2010, we used cash to pay for a variety of activities including working capital needs, acquisitions, dividends and capital expenditures.
Cash Flows
     Cash flows provided (used) from operations by type of activity were as follows for the nine months ended September 30:

	2010	2009

Operating activities	$578	$887
Investing activities	(1,916)	(708)
Financing activities	1,344	(671)
Operating Activities
     Cash flows from operating activities provided $578 million in the nine months ended September 30, 2010 compared with $887 million in the nine months ended September 30, 2009. This decrease in cash flows of $309 million is primarily due to a change in net operating assets and liabilities that used more cash in the nine months ended September 30, 2010 compared to the same period in 2009.
     The underlying drivers of the changes in net operating assets and liabilities are as follows:
•	An increase in accounts receivable in the first nine months of 2010 used $504 million in cash compared with providing $530 million in cash in the first nine months of 2009. The change in accounts receivable was primarily due to an increase in activity and an increase in the days of sales outstanding (defined as the average number of days our net trade receivables are outstanding based on quarterly revenues excluding the impact of the BJ Services acquisition) by approximately two days.

•	Inventory used $161 million in cash in the first nine months of 2010 compared with providing $104 million in cash in the first nine months of 2009 driven by activity increases.

•	An increase in accounts payable in the first nine months of 2010 provided $177 million in cash compared with using $245 million in cash in the first nine months of 2009. The increase was primarily due to an increase in operating assets to support increased activity.

•	Accrued employee compensation and other accrued liabilities provided $97 million in cash in the first nine months of 2010 compared with using $96 million in cash in the first nine months of 2009. The increase was primarily due to a decrease in annual payments of employee bonuses and other benefits in the first nine months of 2010 compared to the prior year.

•	Income taxes payable used $68 million in cash in the first nine months of 2010 compared with using $211 million in cash in the first nine months of 2009. The decrease in cash used was primarily due to federal income tax payments made in 2009 of $155 million for two quarterly installment payments from 2008. The U.S. Internal Revenue Service allowed companies impacted by Hurricane Ike to defer the third and fourth quarter installment payments for 2008 until January 2009.
Investing Activities
     Our principal recurring investing activity is the funding of capital expenditures to ensure that we have the appropriate levels and types of rental tools and machinery and equipment in place to generate revenues from operations. Expenditures for capital assets totaled $1,005 million and $794 million for the nine months ended September 30, 2010 and 2009, respectively. While the majority of these expenditures were for rental tools and machinery and equipment, we have also increased our spending on new facilities, expansions of existing facilities and other infrastructure projects.
     Proceeds from the disposal of assets were $152 million and $134 million in the nine months ended September 30, 2010 and 2009, respectively. These disposals relate to rental tools that were lost-in-hole, as well as machinery, rental tools and equipment and facilities no longer used in operations that were sold throughout the period.
     On August 30, 2010, we completed the sale of two stimulation vessels and certain other assets used to perform sand control services in the U.S. Gulf of Mexico. We received cash of $55 million and incurred disposition costs of $16 million. The divestiture was required by the DOJ in connection with the acquisition of BJ Services. The sale was not material to our business or our financial performance.
     We routinely evaluate potential acquisitions of businesses of third parties that may enhance our current operations or expand our operations into new markets or product lines. In the nine months ended September 30, 2010, we paid cash of $680 million, net of cash acquired of $113 million, related to the BJ Services acquisition, and we paid $172 million, net of cash acquired of $5 million, for several other acquisitions.
     During the nine months ended September 30, 2010, we purchased $250 million of short-term investments consisting of U.S. Treasury Bills, which will mature in May of 2011.
Financing Activities
     We had net borrowings of commercial paper and/or other short-term debt of $9 million and net payments of $8 million in the nine months ended September 30, 2010 and 2009, respectively. On August 24, 2010, we sold $1.5 billion of 5.125% Senior Notes that will mature September 15, 2040 (the “Notes”). Net proceeds from the offering were approximately $1.48 billion after deducting the underwriting discounts and expenses of the offering. We used $511 million of the net proceeds to repay our outstanding commercial paper. We will use $250 million of the net proceeds to repay the BJ Services 5.75% notes maturing June 2011. The remaining net proceeds from the offering will be used for general corporate purposes, which could include funding on-going operations, business acquisitions and repurchases of our common stock. In addition, we repaid $525 million of maturing long-term debt in the nine months ended September 30, 2009. Total debt outstanding at September 30, 2010 was $3.85 billion, an increase of $2.05 billion compared with December 31, 2009. This increase is primarily due to the sale of our $1.5 billion Notes and the assumption of $500 million principal amount of long-term debt from the BJ Services acquisition. The total debt to total capitalization (defined as total debt plus stockholders’ equity) ratio was 0.22 at September 30, 2010 and 0.20 at December 31, 2009.
     We received proceeds of $29 million and $1 million in the nine months ended September 30, 2010 and 2009, respectively, from the issuance of common stock from the exercise of stock options.
     Our Board of Directors has authorized a program to repurchase our common stock from time to time. For the nine months ended September 30, 2010 and 2009, we did not repurchase any shares of common stock. At September 30, 2010, we had authorization remaining to repurchase up to a total of $1.2 billion of our common stock.
     We paid dividends of $175 million and $139 million in the nine months ended September 30, 2010 and 2009, respectively.
Available Credit Facilities
     On March 19, 2010, we entered into a credit agreement (the “2010 Credit Agreement”). The 2010 Credit Agreement is a three-year committed $1.2 billion revolving credit facility that expires on March 19, 2013. At September 30, 2010, we had $1.7 billion of committed revolving credit facilities with commercial banks, consisting of the 2010 Credit Agreement ($1.2 billion) and a $500 million facility expiring on July 7, 2012. Both facilities contain certain covenants which, among other things, require the maintenance of a funded indebtedness to total capitalization ratio (a defined formula per the facility), restrict certain merger transactions or the sale of all or substantially all of our assets or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the facilities may be accelerated. Such events of default include payment defaults to lenders under the facilities, covenant defaults and other customary defaults.
     At September 30, 2010, we were in compliance with all of the facility covenants of both committed credit facilities. There were no direct borrowings under the committed credit facilities during the quarter ended September 30, 2010. We also have a commercial paper program under which we may issue up to $1.0 billion in commercial paper with maturity of no more than 270 days. To the extent we have commercial paper outstanding, our ability to borrow under the facilities is reduced. At quarter end, we had no commercial paper outstanding.
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
     In 2010, we also expect to make interest payments of between $160 million and $165 million based on our current expectations of debt levels during 2010. We anticipate making income tax payments of between $600 million and $650 million in 2010.
     As of September 30, 2010, we have authorization remaining to repurchase approximately $1.2 billion in common stock. We may repurchase our common stock depending on market conditions, applicable legal requirements, our liquidity and other considerations. We anticipate paying dividends of between $240 million and $245 million in 2010; however, the Board of Directors can change the dividend policy at any time.
     In 2010, we expect to contribute between $90 million and $110 million to our defined benefit pension plans. We also expect to make benefit payments related to postretirement welfare plans of between $15 million and $18 million, and we estimate we will contribute between $171 million and $180 million to our defined contribution plans.
     We intend to use internal cash resources and available financing to pay for the pre-existing change of control and other contractual payments to certain BJ Services employees triggered by the acquisition that as of September 30, 2010 were $190 million, which we expect to be paid out in the fourth quarter of 2010.
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
     All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. The following additional factors, among others, with respect to the acquisition of BJ Services, could cause actual results to differ from those set forth in the forward-looking statements: preliminary estimates of acquisition accounting may change; the risk that the cost savings and any other synergies from the acquisition may not be realized or take longer to realize than expected; and the ability to successfully integrate the businesses. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in “Part II, Item 1A. Risk Factors” section contained herein, as well as the risk factors described in our 2009 Annual Report, this filing and those set forth from time to time in our filings with the SEC. These documents are available through our web site or through the SEC’s Electronic Data Gathering and Analysis Retrieval System (“EDGAR”) at http://www.sec.gov.
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
Foreign Currency Forward Contracts
     At September 30, 2010, we had outstanding foreign currency forward contracts with notional amounts aggregating $187 million to hedge exposure to currency fluctuations in various foreign currencies. These contracts are designated and qualify as fair value hedging instruments. The fair value of these contracts outstanding at September 30, 2010, was approximately $7 million and was included in other assets in the consolidated condensed balance sheet. The fair value was determined using a model including quoted market prices for contracts with similar terms and maturity dates. The effect of foreign currency forward contracts on the consolidated condensed statement of operations for the three and nine months ended September 30, 2010 was $11 million and $1 million, respectively, of foreign exchange gains, which are included in marketing, general and administrative expenses. These gains offset designated foreign exchange losses resulting from the underlying exposures of the hedged items.
Interest Rate Swaps
     In June 2009, we entered into two interest rate swap agreements (“the Swap Agreements”) for a notional amount of $250 million each in order to hedge changes in the fair market value of our $500 million 6.5% senior notes maturing on November 15, 2013. Under the Swap Agreements, we receive interest at a fixed rate of 6.5% and pay interest at a floating rate of one-month Libor plus a spread of 3.67% on one swap and three-month Libor plus a spread of 3.54% on the second swap through November 15, 2013. The Swap Agreements are designated and each qualifies as a fair value hedging instrument and are both determined to be highly effective. The fair value of the Swap Agreements at September 30, 2010, was $30 million and was included in other assets in the consolidated condensed balance sheet. The fair value was based on quoted market prices for contracts with similar terms and maturity dates. The effect of interest rate swaps on the consolidated condensed statement of operations for the three and nine months ended September 30, 2010 was a reduction to interest expense of $2 million and $12 million, respectively.
     The financial institutions that are counterparties to the Swap Agreements are primarily the lenders in our credit facilities. Under the terms of the credit support documents governing the Swap Agreements, the relevant party will have to post collateral in the event such party’s long-term debt rating falls below investment grade or is no longer rated.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this quarterly report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, as of September 30, 2010, our disclosure controls and procedures, as defined by Rule 13a-15(e) of the Exchange Act, are effective at a reasonable assurance level. There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
     On April 28, 2010, the Company acquired BJ Services. For purposes of determining the effectiveness of our disclosure controls and procedures and any change in our internal control over financial reporting, management has excluded BJ Services from its evaluation of these matters. The acquired business represented approximately 45% of our consolidated total assets at September 30, 2010 and approximately 53% of our consolidated net income for the three months ended September 30, 2010.
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
ITEM 1A. RISK FACTORS
     As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in our “Risk Factors” in the 2009 Annual Report, the Form 10-Q for the period ended March 31, 2010 and the Form 10-Q for the period ended June 30, 2010 as well as the following risk factors:
Many of our customers’ activity levels and spending for our products and services and ability to pay amounts owed us may be impacted by deterioration in the credit markets.
     Access to capital is dependent on our customers’ ability to access the funds necessary to develop economically attractive projects based upon their expectations of future energy prices, required investments and resulting returns. Limited access to external sources of funding has caused many customers to reduce their capital spending plans to levels supported by internally-generated cash flow. In addition, the combination of a reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of availability of debt or equity financing may impact the ability of our customers to pay amounts owed to us. Starting in late 2008 and continuing through the third quarter of 2010, we are experiencing a delay in receiving payments from our customers in Venezuela. As of September 30, 2010, our accounts receivable in Venezuela totaled approximately 4% of our total accounts receivable. For the nine months ended September 30, 2010, Venezuela revenues were approximately 1% of our total consolidated revenues.
The moratorium on drilling offshore in the United States, as well as changes in and compliance with restrictions or regulations on offshore drilling in the U.S. Gulf of Mexico and in other areas around the world, has and may continue to adversely affect our business and operating results and reduce the need for our services in those areas.
     While the moratorium on drilling offshore in the United States was lifted on October 12, 2010, there is a delay in resuming operations related to drilling offshore in the United States and there is no assurance that operations related to drilling offshore in the United States will reach the same levels that existed prior to the moratorium. Any delay in resuming these activities or the failure of these activities to reach levels that existed prior to the moratorium has and could continue to adversely impact our operating results. The April 2010 Deepwater Horizon accident in the Gulf of Mexico and its aftermath has resulted in new and proposed legislation and regulation in the United States of the offshore oil and gas industry, which may result in substantial increases in costs or delays in drilling or other operations in the Gulf of Mexico, oil and gas projects becoming potentially non-economic, and a corresponding reduced demand for our services. We cannot predict with any certainty the impact of the moratorium or the substance or effect of any new or additional regulations. If the United States or other countries where we operate enact stricter restrictions on offshore drilling or further regulate offshore drilling or contracting services operations, higher operating costs could result, which could, in turn, adversely affect our business and operating results.
Uninsured claims and litigation.
     While we were not involved in the Deepwater Horizon accident, such events highlight the risk involved in the oil and gas industry. We could be impacted by the outcome of pending litigation as well as unexpected litigation or proceedings. We have insurance coverage against operating hazards, including product liability claims and personal injury claims related to our products, to the extent deemed prudent by our management and to the extent insurance is available; however, no assurance can be given that the nature and amount of that insurance will be sufficient to fully indemnify us against liabilities arising out of pending and future claims and litigation. This insurance has deductibles or self-insured retentions and contains certain coverage exclusions. The insurance does not cover damages from breach of contract by us or based on alleged fraud or deceptive trade practices. In addition, the following risks apply with respect to our insurance coverage:
•	we may not be able to continue to obtain insurance on commercially reasonable terms;

•	we may be faced with types of liabilities that will not be covered by our insurance;

•	our insurance carriers may not be able to meet their obligations under the policies; or

•	the dollar amount of any liabilities may exceed our policy limits.
     Whenever possible, we obtain agreements from customers that limit our liability. Insurance and customer agreements do not provide complete protection against losses and risks, and our results of operations could be adversely affected by unexpected claims not covered by insurance.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table contains information about our purchases of equity securities during the three months ended September 30, 2010.
Issuer Purchases of Equity Securities

						Maximum
						Number (or
			Total Number			Approximate
			of Shares			Dollar Value) of
			Purchased as			Shares that May
			Part of a		Total Number	Yet Be
	Total Number	Average Price	Publicly	Average Price	of Shares	Purchased
	of Shares	Paid Per	Announced	Paid Per	Purchased in	Under the
Period	Purchased (1)	Share (1)	Program (2)	Share (2)	the Aggregate	Program (3)

July 1-31, 2010	23,548	$48.27	—	$—	23,548	$—
August 1-31, 2010	11,528	40.69	—	—	11,528	—
September 1-30, 2010	4,162	39.20	—	—	4,162	—

Total	39,238	$45.08	—	$—	39,238	$1,197,127,803

(1)	Represents shares purchased from employees to pay the option exercise price related to stock-for-stock exchanges in option exercises or to satisfy the tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock units.

(2)	There were no share repurchases during the three months ended September 30, 2010.

(3)	Our Board of Directors has authorized a plan to repurchase our common stock from time to time. During the third quarter of 2010, we did not repurchase shares of our common stock. We had authorization remaining to repurchase up to a total of approximately $1.2 billion of our common stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. [REMOVED AND RESERVED]
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     Each exhibit identified below is filed as a part of this report. Exhibits designated with an "*” are filed as an exhibit to this Quarterly Report on Form 10-Q. Exhibits designated with a “+” are identified as management contracts or compensatory plans or arrangements.

4.1	Indenture, dated October 28, 2008, between Baker Hughes Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed October 29, 2008).

4.2	Officers’ Certificate of Baker Hughes Incorporated dated August 24, 2010 establishing the 5.125% Senior Notes due 2040 (filed as Exhibit 4.2 to Current Report of Baker Hughes Incorporated on Form 8-K filed August 24, 2010).

4.3	Form of 5.125% Senior Notes due 2040 (filed as Exhibit 4.3 to Current Report of Baker Hughes Incorporated on Form 8-K filed August 24, 2010).

10.1+	Performance Goals adopted October 21, 2010 for the Performance Unit Awards Granted in 2009 under the Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed October 22, 2010).

10.2+	Performance Goals adopted October 21, 2010 for the Performance Unit Awards Granted in 2010 under the Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan (filed as Exhibit 10.2 to Current Report of Baker Hughes Incorporated on Form 8-K filed October 22, 2010).

10.3+	Performance Goals adopted October 21, 2010 for the Performance Unit Awards to be Granted in 2011 under the Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan (filed as Exhibit 10.3 to Current Report of Baker Hughes Incorporated on Form 8-K filed October 22, 2010).

31.1*	Certification of Chad C. Deaton, Chief Executive Officer, dated November 5, 2010, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Peter A. Ragauss, Chief Financial Officer, dated November 5, 2010, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32*	Statement of Chad C. Deaton, Chief Executive Officer, and Peter A. Ragauss, Chief Financial Officer, dated November 5, 2010, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
**101.INS	XBRL Instance Document

**101.SCH	XBRL Schema Document

**101.CAL	XBRL Calculation Linkbase Document

**101.LAB	XBRL Label Linkbase Document

**101.PRE	XBRL Presentation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

**	Furnished with this Form 10-Q, not filed

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAKER HUGHES INCORPORATED (Registrant)
Date: November 5, 2010	By: /s/ PETER A. RAGAUSS
Peter A. Ragauss
Senior Vice President and Chief Financial Officer

Date: November 5, 2010	By: /s/ ALAN J. KEIFER
Alan J. Keifer
Vice President and Controller