Form 10-K/A
period 2010-12-31
BAKER HUGHES INC
filed 2011-03-04
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2010, initially filed with the Securities and Exchange Commission on February 25, 2011 (the “Original Filing”), is being filed to add the name of our independent registered public accounting firm to the signature lines of the Report of Independent Registered Public Accounting Firm regarding the consolidated financial statements of Baker Hughes Incorporated and subsidiaries and the supporting financial statement schedule, and the Report of Independent Registered Public Accounting Firm regarding our internal control over financial reporting (each, a “Report”). In addition, Item 15 of the Original Filing has been amended to contain a currently dated consent from Deloitte & Touche LLP and currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Such consent and certifications are attached to this Form 10-K/A as Exhibits 23.1, 31.1, 31.2 and 32. The conformed signature of Deloitte & Touche LLP was inadvertently omitted from the electronic version of each Report, although we had manually signed copies of each Report and the consent from Deloitte & Touche LLP, Exhibit 23.1, in our possession prior to making the Original Filing. Except for the aforementioned amended information, this Form 10-K/A does not amend or update any other information contained in the Original Filing, and we have not updated the disclosures contained therein to reflect events that occurred at any subsequent date. For convenience, the entire Annual Report on Form 10-K, as amended, is being re-filed.

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

3.1	Certificate of Amendment dated April 22, 2010 and the Restated Certificate of Incorporation (filed as Exhibit 3.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2010).

3.2	Restated Bylaws of Baker Hughes Incorporated effective as of April 28, 2010 (filed as Exhibit 3.2 to Current Report of Baker Hughes Incorporated on Form 8-K filed April 29, 2010).

3.3*	Restated Bylaws of Baker Hughes Incorporated effective as of April 28, 2011.

4.1	Rights of Holders of the Company’s Long-Term Debt. The Company has no long-term debt instrument with regard to which the securities authorized there under equal or exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of its long-term debt instruments to the SEC upon request.

4.2	Certificate of Amendment dated April 22, 2010 and the Restated Certificate of Incorporation (filed as Exhibit 3.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2010).

4.3	Restated Bylaws of Baker Hughes Incorporated effective as of April 28, 2010 (filed as Exhibit 3.2 to Current Report of Baker Hughes Incorporated on Form 8-K filed April 29, 2010).

4.4*	Restated Bylaws of Baker Hughes Incorporated effective as of April 28, 2011 (filed as Exhibit 3.3 to this Annual Report on Form 10-K).

4.5	Indenture dated as of May 15, 1994 between Western Atlas Inc. and The Bank of New York, Trustee, providing for the issuance of securities in series (filed as Exhibit 4.4 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2004).

4.6	Indenture dated October 28, 2008, between Baker Hughes Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed October 29, 2008).

4.7	Officers’ Certificate of Baker Hughes Incorporated dated October 28 2008 establishing the 6.50% Senior Notes due 2013 and the 7.50% Senior Notes due 2018 (filed as Exhibit 4.2 to Current Report of Baker Hughes Incorporated on Form 8-K filed October 29, 2008).

4.8	Form of 6.50% Senior Notes Due 2013 (filed as Exhibit 4.3 to Current Report of Baker Hughes Incorporated on Form 8-K filed October 29, 2008).

4.9	Form of 7.50% Senior Notes Due 2018 (filed as Exhibit 4.4 to Current Report of Baker Hughes Incorporated on Form 8-K filed October 29, 2008).

4.10	Officers’ Certificate of Baker Hughes Incorporated dated August 24, 2010 establishing the 5.125% Senior Notes due 2040 (filed as Exhibit 4.2 to Current Report of Baker Hughes Incorporated on Form 8-K filed August 24, 2010).

4.11	Form of 5.125% Senior Notes due 2040 (filed as Exhibit 4.3 to Current Report of Baker Hughes Incorporated on Form 8- K filed August 24, 2010).

4.12	Indenture, dated June 8, 2006, between BJ Services Company, as issuer, and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Current Report on BJ Services Company Form 8-K filed on June 12, 2006).

4.13	First Supplemental Indenture, dated June 8, 2006, between BJ Services Company, as issuer, and Wells Fargo Bank, N.A., as trustee, with respect to the 5.75% Senior Notes due 2011 (incorporated by reference to Exhibit 4.2 to Current Report on BJ Services Company Form 8-K filed on June 12, 2006).

4.14	Third Supplemental Indenture, dated May 19, 2008, between BJ Services Company, as issuer, and Wells Fargo Bank, N.A., as trustee, with respect to the 6% Senior Notes due 2018 (incorporated by reference to Exhibit 4.2 to Current Report on BJ Services Company Form 8-K filed on May 23, 2008).

4.15	Fourth Supplemental Indenture, dated April 28, 2010, between BJ Services Company, as issuer, BSA Acquisition LLC, Baker Hughes Incorporated and Wells Fargo Bank, N.A., as trustee, with respect to the 5.75% Senior Notes due 2011 and the 6% Senior Notes due 2018 (incorporated by reference to Exhibit 4.4 to Current Report on Baker Hughes Incorporated Form 8-K filed on April 29, 2010).

4.16+	Form of Incentive Stock Option Assumption Agreement for BJ Services incentive plans (incorporated by reference to Exhibit 4.5 to Current Report on Baker Hughes Incorporated Form 8-K filed on April 29, 2010).

4.17+	Form of Nonqualified Stock Option Assumption Agreement for BJ Services incentive plans (incorporated by reference to Exhibit 4.6 to Current Report on Baker Hughes Incorporated Form 8-K filed on April 29, 2010).

10.1+	Amendment and Restatement of Employment Agreement between Chad C. Deaton and Baker Hughes Incorporated dated as of January 1, 2009 (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed December 19, 2008).

10.2+	Form of Amended and Restated Change in Control Agreement between Baker Hughes Incorporated and each of the executive officers effective as of January 1, 2009 (filed as Exhibit 10.2 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2008).

10.3+	Letter Agreement between Peter A. Ragauss and Baker Hughes Incorporated dated as of March 27, 2006 (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed March 31, 2006).

10.4+	Amendment and Restatement of the Baker Hughes Incorporated Change in Control Severance Plan effective as of January 1, 2009 (filed as Exhibit 10.3 to Current Report of Baker Hughes Incorporated on Form 8-K filed December 19, 2008).

10.5+	Form of Indemnification Agreement between Baker Hughes Incorporated and each of the directors and executive officers (filed as Exhibit 10.4 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.6+	Form of Amendment to the Indemnification Agreement between Baker Hughes Incorporated and each of the directors and executive officers effective as of January 1, 2009 (filed as Exhibit 10.4 to Current Report of Baker Hughes Incorporated on Form 8-K filed December 19, 2008).

10.7+	Baker Hughes Incorporated Director Retirement Policy for Certain Members of the Board of Directors (filed as Exhibit 10.10 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.8+	Baker Hughes Incorporated Director Compensation Deferral Plan, as amended and restated effective as of January 1, 2009 (filed as Exhibit 10.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2008).

10.9+	Amendment to Baker Hughes Incorporated Director Compensation Deferral Plan effective as of January 1, 2009 (filed as Exhibit 10.5 to Current Report of Baker Hughes Incorporated on Form 8-K filed on December 19, 2008).

10.10+	Baker Hughes Incorporated Executive Severance Plan, as amended and restated on February 7, 2008 (filed as Exhibit 10.17 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2007).

10.11+	Amendment to Exhibit A of Baker Hughes Incorporated Executive Severance Plan as of July 20, 2009 (filed as Exhibit 10.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2009).

10.12+	Baker Hughes Incorporated Annual Incentive Compensation Plan, as amended and restated on February 20, 2008 (filed as Exhibit 10.18 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2007).

10.13+	Amendment to the Baker Hughes Annual Incentive Compensation Plan effective as of January 1, 2009 (filed as Exhibit 10.7 to Current Report of Baker Hughes Incorporated on Form 8-K filed on December 19, 2008).

10.14+	Baker Hughes Incorporated Supplemental Retirement Plan, as amended and restated effective as of January 1, 2011 (filed as Exhibit 10.2 to Current Report of Baker Hughes Incorporated on Form 8-K, filed on June 26, 2010).

10.15+	Amendment to the Baker Hughes Incorporated Supplemental Retirement Plan effective as of January 1, 2009 (filed as Exhibit 10.6 to Current Report of Baker Hughes Incorporated on Form 8-K filed on December 19, 2008).

10.16+	Long-Term Incentive Plan, as amended by Amendment No. 1999-1 to Long-Term Incentive Plan (filed as Exhibit 10.18 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2002).

10.17+	Baker Hughes Incorporated 1998 Employee Stock Option Plan, as amended by Amendment No. 1999-1 to 1998 Employee Stock Option Plan (filed as Exhibit 10.3 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2003).

10.18	Baker Hughes Incorporated 2002 Employee Long-Term Incentive Plan (filed as Exhibit 4.4 to Registration Statement No. 333-87372 of Baker Hughes Incorporated on Form S-8 filed May 1, 2002).

10.19+	Amendment to Baker Hughes Incorporated 2002 Employee Long-Term Incentive Plan, effective July 24, 2008 (filed as Exhibit 10.4 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2008).

10.20+	Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan (filed as Exhibit 10.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2003).

10.21+	Amendment to 2002 Director & Officer Long-Term Incentive Plan, effective as of October 27, 2005 (filed as Exhibit 10.3 of Baker Hughes Incorporated to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.22+	Amendment to Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan effective July 24, 2008 (filed as Exhibit 10.3 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2008).

10.23	Baker Hughes Incorporated Employee Stock Purchase Plan, as amended and restated, effective as of January 1, 2010 (filed as Exhibit 10.25 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2009).

10.24+	Form of Stock Option Agreement for executive officers effective October 1, 1998 (filed as Exhibit 10.37 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

10.25+	Form of Nonqualified Stock Option Agreement for directors effective October 25, 1998 (filed as Exhibit 10.39 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

10.26+	Form of Baker Hughes Incorporated Nonqualified Stock Option Agreement for executive officers, dated January 24, 2001 (filed as Exhibit 10.41 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

10.27+	Form of Baker Hughes Incorporated Nonqualified Stock Option Agreement for employees, dated January 30, 2002 (filed as Exhibit 10.43 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

10.28+	Form of Baker Hughes Incorporated Nonqualified Stock Option Agreement with Terms and Conditions for officers (filed as Exhibit 10.30 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2009).

10.29+	Form of Baker Hughes Incorporated Incentive Stock Option Agreement for employees, dated January 30, 2002 (filed as Exhibit 10.44 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

10.30+	Form of Baker Hughes Incorporated Stock Option Award Agreements, with Terms and Conditions (filed as Exhibit 10.46 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2002).

10.31+	Form of Baker Hughes Incorporated Incentive Stock Option Agreement with Terms and Conditions for officers (filed as Exhibit 10.33 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2009).

10.32+	Form of Restricted Stock Award Resolution, including Terms and Conditions (filed as Exhibit 10.3 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2004).

10.33+	Form of Baker Hughes Incorporated Restricted Stock Award Agreement (filed as Exhibit 10.54 to Annual Report on Form 10-K for the year ended December 31, 2004).

10.34+	Form of Baker Hughes Incorporated Restricted Stock Award Terms and Conditions (filed as Exhibit 10.54 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2004).

10.35+	Form of Baker Hughes Incorporated Restricted Stock Award with Terms and Conditions for officers (filed as Exhibit 10.37 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2009).

10.36+	Form of Baker Hughes Incorporated Restricted Stock Unit Agreement, including Terms and Conditions (filed as Exhibit 10.18 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2007).

10.37+	Form of Baker Hughes Incorporated Restricted Stock Unit Agreement (filed as Exhibit 10.54 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2004).

10.38+	Form of Baker Hughes Incorporated Restricted Stock Unit Terms and Conditions (filed as Exhibit 10.54 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2004).

10.39+	Form of Baker Hughes Incorporated Restricted Stock Unit Award Agreement and Terms and Conditions for officers (filed as Exhibit 10.41 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2009).

10.40+	Form of Baker Hughes Incorporated Restricted Stock Award, including Terms and Conditions for directors (filed as Exhibit 10.40 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2005).

10.41+	Form of Baker Hughes Incorporated Stock Option Award Agreement, including Terms and Conditions for directors (filed as Exhibit 10.41 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2005).

10.42+	Form of Baker Hughes Incorporated Performance Unit Award Agreement and Terms and Conditions for officers (filed as Exhibit 10.48 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2009).

10.43+	Form of Baker Hughes Incorporated Performance Unit Award Agreement, including Terms and Conditions (filed as Exhibit 10.42 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2007).

10.44+	Form of Baker Hughes Incorporated Performance Unit Award Agreement, including Terms and Conditions (filed as Exhibit 10.42 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2005).

10.45+	Form of 2009 Performance Unit Award Agreement, including Terms and Conditions (filed as Exhibit 10.2 to Current Report of Baker Hughes Incorporated on Form 8-K filed March 31, 2009).

10.46+	Performance Goals adopted October 21, 2010 for the Performance Unit Awards Granted in 2009 under the Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed October 22, 2010).

10.47+	Performance Goals adopted October 21, 2010 for the Performance Unit Awards Granted in 2010 under the Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan (filed as Exhibit 10.2 to Current Report of Baker Hughes Incorporated on Form 8-K filed October 22, 2010).

10.48 +	Performance Goals adopted October 21, 2010 for the Performance Unit Awards to be granted in 2011 under the Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan (filed as Exhibit 10.3 to Current Report of Baker Hughes Incorporated on Form 8-K filed October 22, 2010).

10.49+	Amendment to Baker Hughes Incorporated Executive Severance Plan dated April 22, 2010 (filed as Exhibit 10.1 to Current Report on Baker Hughes Incorporated Form 8-K filed on April 23, 2010).

10.50+	Amendment to Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan dated March 31, 2010 (filed as Annex G to the Registration Statement No. 333-162463 on Form S-4 filed on February 9, 2010).

10.51	Amendment to Baker Hughes Incorporated 2002 Employee Long-Term Incentive Plan dated March 31, 2010 (filed as Annex H to the Registration Statement No. 333-162463 on Form S-4 filed on February 9, 2010).

10.52	Credit Agreement dated as of March 19, 2010, among Baker Hughes Incorporated, JP Morgan Chase Bank, N.A., as Administrative Agent and twenty-one lenders for $1.2 billion, in the aggregate for all banks (filed as Exhibit 10.1 to Current Report on Baker Hughes Incorporated Form 8-K filed on March 22, 2010).

10.53	BJ Services Company 1995 Incentive Plan (filed as Exhibit 4.5 to BJ Services Company’s Registration Statement on Form S-8 (Reg. No. 33-58637) and incorporated herein by reference).

10.54	Amendments effective January 25, 1996, and December 12, 1996, to BJ Services Company 1995 Incentive Plan (filed as Exhibit 10.9 to BJ Services Company’s Annual Report on Form 10-K for the year ended September 30, 1996 (file no. 1-10570), and incorporated herein by reference).

10.55	Amendment effective July 22, 1999 to BJ Services Company 1995 Incentive Plan (filed as Exhibit 10.25 to BJ Services Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (file no. 1-10570), and incorporated herein by reference).

10.56	Amendment effective January 27, 2000 to BJ Services Company 1995 Incentive Plan (filed as Appendix B to BJ Services Company’s Proxy Statement dated December 20, 1999 (file no. 1-10570) and incorporated herein by reference).

10.57	Amendment effective May 10, 2001 to BJ Services Company 1995 Incentive Plan (filed as Appendix B to BJ Services Company’s Proxy Statement dated April 10, 2001 and (file no. 1-10570) incorporated herein by reference).

10.58	Eighth Amendment effective October 15, 2001 to BJ Services Company 1995 Incentive Plan (filed as Exhibit 10.12 to BJ Services Company’s Annual Report on Form 10-K for the year ended September 30, 2001 (file no. 1-10570) and incorporated herein by reference).

10.59	Tenth Amendment effective December 5, 2008 to BJ Services Company 1995 Incentive Plan (filed as Exhibit 10.1 to BJ Services Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008 (file no. 1-10570) and incorporated herein by reference).

10.60	BJ Services Company 1997 Incentive Plan (filed as Appendix B to BJ Services Company’s Proxy Statement dated December 22, 1997 (file no. 1-10570) and incorporated herein by reference).

10.61	Amendment effective July 22, 1999 to BJ Services Company 1997 Incentive Plan (filed as Exhibit 10.26 to BJ Services Company’s Annual Report on Form 10-K for the year ended September 30, 1999 (file no. 1-10570) and incorporated herein by reference).

10.62	Amendment effective January 27, 2000 to BJ Services Company 1997 Incentive Plan (filed as Appendix C to BJ Services Company’s Proxy Statement dated December 20, 1999 (file no. 1-10570) and incorporated herein by reference).

10.63	Amendment effective May 10, 2001 to BJ Services Company 1997 Incentive Plan (filed as Appendix C to BJ Services Company’s Proxy Statement dated April 10, 2001 (file no. 1-10570) and incorporated herein by reference).

10.64	Fifth Amendment effective October 15, 2001 to BJ Services Company 1997 Incentive Plan (filed as Exhibit 10.17 to BJ Services Company’s Annual Report on Form 10-K for the year ended September 30, 2001 (file no. 1-10570) and incorporated herein by reference).

10.65	Eighth Amendment effective November 15, 2006 to BJ Services Company 1997 Incentive Plan (filed as Exhibit 10.3 to BJ Services Company’s Current Report on Form 8-K filed on December 13, 2006 and incorporated herein by reference).

10.66	Ninth Amendment effective October 13, 2008 to BJ Services Company 1997 Incentive Plan (filed as Exhibit 10.16 to BJ Services Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (file no. 1-10570) and incorporated herein by reference).

10.67	Tenth Amendment effective December 5, 2008 to BJ Services Company 1997 Incentive Plan (filed as Exhibit 10.2 to BJ Services Company’s Quarterly Report for the quarterly period ended December 31, 2008 (file no. 1-10570) and incorporated herein by reference).

10.68+	BJ Services Company 2000 Incentive Plan (filed as Appendix B to BJ Services Company’s Proxy Statement dated December 20, 2000 (file no. 1-10570) and incorporated herein by reference).

10.69+	First Amendment effective March 22, 2001 to BJ Services Company 2000 Incentive Plan (filed as Exhibit 10.2 to BJ Services Company’s Registration Statement on Form S-8 (Reg. No. 333-73348) and incorporated herein by reference).

10.70+	Second Amendment effective May 10, 2001 to BJ Services Company 2000 Incentive Plan (filed as Appendix D to BJ Services Company’s Proxy Statement dated April 10, 2001 (file no. 1-10570) and incorporated herein by reference).

10.71+	Third Amendment effective October 15, 2001 to BJ Services Company 2000 Incentive Plan (filed as Exhibit 10.24 to BJ Services Company’s Annual Report on Form 10-K for the year ended September 30, 2001 (file no. 1-10570) and incorporated herein by reference).

10.72+	Fifth Amendment effective November 15, 2006 to BJ Services Company 2000 Incentive Plan (filed as Exhibit 10.4 to BJ Services Company’s Current Report on Form 8-K filed on December 13, 2006 (file no. 1-10570) and incorporated herein by reference).

10.73+	Sixth Amendment effective October 13, 2008 to BJ Services Company 2000 Incentive Plan (filed as Exhibit 10.22 to BJ Services Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (file no. 1-10570) and incorporated herein by reference).

10.74+	Seventh Amendment effective December 5, 2008 to BJ Services Company 2000 Incentive Plan (filed as Exhibit 10.3 to BJ Services Company’s Quarterly Report for the quarterly period ended December 31, 2008 (file no. 1-10570) and incorporated herein by reference).

10.75+	Amended and Restated BJ Services Company 2003 Incentive Plan (filed as Appendix A to BJ Services Company’s Proxy Statement dated December 15, 2008 (file no. 1-10570) and incorporated herein by reference).

10.76+	First Amendment to the Amended and Restated BJ Services Company 2003 Incentive Plan (filed as Exhibit 10.1 to BJ Services Company’s Quarterly Report for the quarterly period ended March 31, 2008 (file no. 1-10570) and incorporated herein by reference).

10.77+*	Compensation Table for Named Executive Officers and Directors.

10.78	Form of Credit Agreement, dated as of July 7, 2005, among Baker Hughes Incorporated, JPMorgan Chase Bank, N.A., as Administrative Agent and fourteen lenders for $500 million, in the aggregate for all banks (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed July 11, 2005).

10.79	First Amendment to the Credit Agreement dated June 7, 2006, among Baker Hughes Incorporated and fifteen banks for $500 million, in the aggregate for all banks (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed on June 12, 2006).

10.80	Second Amendment to the Credit Agreement dated May 31, 2007, among Baker Hughes Incorporated and fifteen banks for $500 million, in the aggregate for all banks (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed June 4, 2007).

10.81	Third Amendment to Credit Agreement dated as of April 1, 2008, among Baker Hughes Incorporated, JP Morgan Chase Bank, N.A., as Administrative Agent, and fifteen lenders for $500 million, in the aggregate for all banks (filed as Exhibit 10.2 to Current Report of Baker Hughes Incorporated on Form 8-K filed April 2, 2008).

10.82	Credit Agreement dated as of March 30, 2009, among Baker Hughes Incorporated, JP Morgan Chase Bank, N.A., as Administrative Agent, and thirteen lenders for $500 million, in the aggregate for all banks (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed March 31, 2009).

10.83	Agreement of Resignation, Appointment and Acceptance by and among Baker Hughes Incorporated, Citibank, N.A. and the Bank of New York Trust Company, N.A. dated as of April 26, 2007, effective May 1, 2007 (filed as Exhibit 10.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

10.84	Agreement and Plan of Merger among Baker Hughes Incorporated, Baker Hughes Delaware I, Inc. and Western Atlas Inc. dated as of May 10, 1998 (filed as Exhibit 10.30 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.85+	Employee Benefits Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA Inc. (filed as Exhibit 10.32 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.86	Deferred Prosecution Agreement between Baker Hughes Incorporated and the United States Department of Justice filed on April 26, 2007, with the United States District Court of Texas, Houston Division (filed as Exhibit 10.4 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

10.87	Plea Agreement between Baker Hughes Services International, Inc. and the United States Department of Justice filed on April 26, 2007, with the United States District Court of Texas, Houston Division (filed as Exhibit 10.5 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

10.88	Agreement and Plan of Merger dated as of August 30, 2009, among Baker Hughes Incorporated, BSA Acquisition LLC and BJ Services Company (filed as Exhibit 2.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed August 31, 2009).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chad C. Deaton, Chief Executive Officer, dated March 4, 2011, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Peter A. Ragauss, Chief Financial Officer, dated March 4, 2011, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32*	Statement of Chad C. Deaton, Chief Executive Officer, and Peter A. Ragauss, Chief Financial Officer, dated March 4, 2011, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

99.1	Baker Hughes Incorporated Information document filed on April 26, 2007, by the United States Attorney’s Office for the Southern District of Texas and the United States Department of Justice (filed as Exhibit 99.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

99.2	Baker Hughes Services International, Inc. Information document filed on April 26, 2007, by the United States Attorney’s Office for the Southern District of Texas and the United States Department of Justice (filed as Exhibit 99.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

99.3	Sentencing Memorandum and Motion for Waiver of Pre-Sentence Investigation of Baker Hughes Services International, Inc. (filed as Exhibit 99.3 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

99.4	Baker Hughes Services International, Inc. Sentencing Letter from the United States Department of Justice dated April 24, 2007 (filed as Exhibit 99.4 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

99.5	The Complaint by the Securities and Exchange Commission vs. Baker Hughes Incorporated filed on April 26, 2007, with the United States District Court of Texas, Houston Division (filed as Exhibit 99.5 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

99.6	Final Judgment by the Securities and Exchange Commission as to Defendant Baker Hughes Incorporated dated and filed on May 1, 2007, with the United States District Court of Texas, Houston Division (filed as Exhibit 99.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2007).

**101.INS	XBRL Instance Document

**101.SCH	XBRL Schema Document

**101.CAL	XBRL Calculation Linkbase Document

**101.LAB	XBRL Label Linkbase Document

**101.PRE	XBRL Presentation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

**	Furnished with this Form 10-K, not filed.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKER HUGHES INCORPORATED
Date: February 24, 2011	/s/CHAD C. DEATON
Chad C. Deaton
Chairman of the Board and Chief Executive Officer
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKER HUGHES INCORPORATED
Date: March 4, 2011	/s/CHAD C. DEATON
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