Form 10-Q
period 2011-06-30
BAKER HUGHES INC
filed 2011-08-02
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of July 26, 2011, the registrant has outstanding 436,198,379 shares of Common Stock, $1 par value per share.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Baker Hughes Incorporated
Consolidated Condensed Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue:
Sales	$1,557	$1,357	$2,990	$2,610
Services and rentals	3,184	2,017	6,276	3,303

Total revenue	4,741	3,374	9,266	5,913

Costs and expenses:
Cost of sales	1,266	1,013	2,432	1,956
Cost of services and rentals	2,452	1,649	4,783	2,618
Research and engineering	114	112	220	206
Marketing, general and administrative	292	312	574	617
Acquisition-related costs	—	56	—	66

Total costs and expenses	4,124	3,142	8,009	5,463

Operating income	617	232	1,257	450
Interest expense, net	(54)	(30)	(106)	(54)

Income before income taxes	563	202	1,151	396
Income taxes	228	109	432	174

Net income	335	93	719	222
Net income (loss) attributable to noncontrolling interests	(3)	—	—	—

Net income attributable to Baker Hughes	$338	$93	$719	$222

Basic income per share attributable to Baker Hughes	$0.78	$0.23	$1.65	$0.63

Diluted income per share attributable to Baker Hughes	$0.77	$0.23	$1.64	$0.62

Cash dividends per share	$0.15	$0.15	$0.30	$0.30
See accompanying notes to unaudited consolidated condensed financial statements.

Baker Hughes Incorporated
Consolidated Condensed Balance Sheets
(In millions)
(Unaudited)

	June 30,	December 31,
	2011	2010

ASSETS

Current Assets:
Cash and cash equivalents	$937	$1,456
Short-term investments	—	250
Accounts receivable — less allowance for doubtful accounts (2011 - $225; 2010 — $162)	4,434	3,942
Inventories, net	2,939	2,594
Deferred income taxes	254	234
Other current assets	248	231

Total current assets	8,812	8,707

Property, plant and equipment, net	6,700	6,310
Goodwill	5,953	5,869
Intangible assets, net	1,524	1,569
Other assets	565	531

Total assets	$23,554	$22,986

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,588	$1,496
Short-term borrowings and current portion of long-term debt	59	331
Accrued employee compensation	586	589
Income taxes payable	75	219
Other accrued liabilities	519	504

Total current liabilities	2,827	3,139

Long-term debt	3,549	3,554
Deferred income taxes and other tax liabilities	1,316	1,360
Liabilities for pensions and other postretirement benefits	507	483
Other liabilities	165	164
Commitments and contingencies

Stockholders’ Equity:
Common stock	436	432
Capital in excess of par value	7,167	7,005
Retained earnings	7,672	7,083
Accumulated other comprehensive loss	(337)	(420)

Baker Hughes stockholders’ equity	14,938	14,100
Noncontrolling interest	252	186

Total stockholders’ equity	15,190	14,286

Total liabilities and stockholders’ equity	$23,554	$22,986

See accompanying notes to unaudited consolidated condensed financial statements.

Baker Hughes Incorporated
Consolidated Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities:
Net income	$719	$222
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	646	450
Stock-based compensation costs	53	41
Provision (benefit) for deferred income taxes	(52)	(63)
Gain on disposal of assets	(90)	(49)
Provision for doubtful accounts	76	11
Changes in operating assets and liabilities:
Accounts receivable	(512)	(258)
Inventories	(314)	(124)
Accounts payable	57	123
Accrued employee compensation and other accrued liabilities	(25)	(37)
Income taxes payable	(160)	(15)
Other	(1)	(143)

Net cash flows from operating activities	397	158

Cash flows from investing activities:
Expenditures for capital assets	(1,023)	(539)
Proceeds from maturities of short-term investments	250	—
Proceeds from disposal of assets	142	89
Acquisition of businesses, net of cash acquired	(5)	(834)

Net cash flows from investing activities	(636)	(1,284)

Cash flows from financing activities:
Net (payments) borrowings of commercial paper and other short-term debt	(21)	555
Repayment of long-term debt	(250)	—
Proceeds from issuance of common stock	115	28
Dividends	(130)	(111)
Other financing items, net	(9)	1

Net cash flows from financing activities	(295)	473

Effect of foreign exchange rate changes on cash	15	(23)

Increase (decrease) in cash and cash equivalents	(519)	(676)
Cash and cash equivalents, beginning of period	1,456	1,595

Cash and cash equivalents, end of period	$937	$919

Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$647	$342
Interest paid	$121	$75
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$33	$26
See accompanying notes to unaudited consolidated condensed financial statements.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements
NOTE 1. GENERAL
Nature of Operations
     Baker Hughes Incorporated (“Company,” “we,” “our” or “us”) is engaged in the oilfield services industry. We are a leading supplier of wellbore-related products and technology services and provide products and services for drilling, pressure pumping, formation evaluation, completion and production, and reservoir development services to the worldwide oil and natural gas industry. We also provide products and services to the downstream refining and process and pipeline industries.
Basis of Presentation
     Our unaudited consolidated condensed financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, certain information and disclosures normally included in our annual financial statements have been condensed or omitted. These unaudited consolidated condensed financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2010 (“2010 Annual Report”). We believe the unaudited consolidated condensed financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. In the notes to the unaudited consolidated condensed financial statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated.
Accounting Standards Updates
     In May 2011, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) 820, Fair Value Measurement. The Accounting Standards Update (“ASU”) conforms certain sections of ASC 820 to International Financial Reporting Standards in order to provide a single converged guidance on the measurement of fair value. This update also expands the existing disclosure requirements for fair value measurements. This ASU is effective for interim and annual periods beginning after December 15, 2011. We will adopt this ASU prospectively in the first quarter of 2012. We have not yet determined the impact, if any, on our consolidated condensed financial statements.
     In June 2011, the FASB issued an update to ASC 220, Comprehensive Income. This ASU requires entities to present components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements that would include reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt the new presentation requirements of this ASU retrospectively in the first quarter of 2012.
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
Recording of Assets Acquired and Liabilities Assumed
     The transaction has been accounted for using the acquisition method of accounting and accordingly assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The excess of the consideration transferred over those fair values totaling $4,406 million was recorded as goodwill. The following table summarizes the amounts recognized for assets acquired and liabilities assumed.

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

     During the quarter ended March 31, 2011, we increased our step-up adjustment related to noncontrolling interests in certain BJ Services entities by $68 million to $202 million and reduced our step-up adjustment related to deferred tax liabilities and other taxes by $21 million to $1,262 million as part of the acquisition accounting related to fair market value adjustments for acquired intangible assets and property, plant and equipment (“PP&E”) as well as for uncertain tax positions taken in prior years.
Pro Forma Impact of the Acquisition
     The following unaudited supplemental pro forma results present consolidated information as if the acquisition had been completed as of January 1, 2010. The pro forma results include: (i) the amortization associated with an estimate of the acquired intangible assets, (ii) interest expense associated with debt used to fund a portion of the acquisition and reduced interest income associated with cash used to fund a portion of the acquisition, (iii) the impact of certain fair value adjustments such as additional depreciation expense for adjustments to PP&E and reduction to interest expense for adjustments to debt, and (iv) costs directly related to acquiring BJ Services. The pro forma results do not include any potential synergies, cost savings or other expected benefits of the acquisition. Accordingly, the pro forma results should not be considered indicative of the results that would have occurred if the acquisition and related borrowings had been consummated as of January 1, 2010, nor are they indicative of future results.

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
	Pro Forma	Pro Forma

Revenue	$3,745	$7,402
Net income	$98	$231
Basic net income per share	$0.23	$0.54
Diluted net income per share	$0.23	$0.53
NOTE 3. SEGMENT INFORMATION
     Baker Hughes has ten operating segments that have been aggregated into the following five reportable segments:
•	North America (U.S. and Canada)

•	Latin America

•	Europe/Africa/Russia Caspian

•	Middle East/Asia Pacific
•	Industrial Services and Other (downstream chemicals and reservoir development services)

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
     We have aggregated our operating segments within each reportable segment because they have similar economic characteristics and because the long-term financial performance of the segments is affected by similar economic conditions. The performance of our segments is evaluated based on profit before tax, which is defined as income before income taxes, interest expense, interest income, and certain gains and losses not allocated to the segments. The financial results of BJ Services are included in each of the five reportable segments from the date of acquisition on April 28, 2010.
     Summarized financial information is shown in the following table:

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
Segments	Revenue	Profit (loss)	Revenue	Profit (loss)

North America	$2,368	$440	$1,486	$204
Latin America	542	71	384	13
Europe/Africa/Russia Caspian	806	47	736	69
Middle East/Asia Pacific	701	88	545	40
Industrial Services and Other	324	34	223	18

Total Operations	4,741	680	3,374	344
Corporate and Other	—	(63)	—	(56)
Interest expense, net	—	(54)	—	(30)
Acquisition-related costs	—	—	—	(56)

Total	$4,741	$563	$3,374	$202

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
Segments	Revenue	Profit (loss)	Revenue	Profit (loss)

North America	$4,720	$900	$2,405	$345
Latin America	1,015	134	656	22
Europe/Africa/Russia Caspian	1,577	138	1,456	149
Middle East/Asia Pacific	1,360	167	984	70
Industrial Services and Other	594	48	412	35

Total Operations	9,266	1,387	5,913	621
Corporate and Other	—	(130)	—	(105)
Interest expense, net	—	(106)	—	(54)
Acquisition-related costs	—	—	—	(66)

Total	$9,266	$1,151	$5,913	$396

NOTE 4. EARNINGS PER SHARE
     A reconciliation of the number of shares used for the basic and diluted earnings per share (“EPS”) computations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Weighted average common shares outstanding for basic EPS	436	398	435	355
Effect of dilutive securities — stock plans	2	1	3	1

Adjusted weighted average common shares outstanding for diluted EPS	438	399	438	356

Future potentially dilutive shares excluded from diluted EPS:
Options with an exercise price greater than the average market price for the period	2	6	3	6

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
NOTE 5. INVENTORIES
     Inventories, net of reserves, are comprised of the following:

	June 30,	December 31,
	2011	2010

Finished goods	$2,590	$2,283
Work in process	208	181
Raw materials	141	130

Total	$2,939	$2,594

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment are comprised of the following:

	June 30,	December 31,
	2011	2010

Land	$193	$191
Buildings and improvements	1,762	1,605
Machinery and equipment	6,908	6,409
Rental tools and equipment	2,669	2,472

Subtotal	11,532	10,677
Less: Accumulated depreciation	4,832	4,367

Total	$6,700	$6,310

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
     The changes in the carrying amount of goodwill are detailed below by reportable segment:

			Europe/	Middle	Industrial
			Africa/	East/	Services
	North	Latin	Russia	Asia	and
	America	America	Caspian	Pacific	Other	Total

Balance as of December 31, 2010	$2,731	$879	$936	$895	$428	$5,869
Purchase price adjustments for previous Acquisitions	314	(293)	86	(42)	12	77
Acquisitions	5	—	—	—	—	5
Other adjustments	1	—	1	1	(1)	2

Balance as of June 30, 2011	$3,051	$586	$1,023	$854	$439	$5,953

     Intangible assets are comprised of the following:

	June 30, 2011			December 31, 2010
	Gross	Less:		Gross	Less:
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Definite lived intangibles:
Technology	$767	$208	$559	$760	$181	$579
Contract-based	17	8	9	20	11	9
Trade names	81	16	65	84	18	66
Customer relationships	497	57	440	495	39	456

Subtotal	1,362	289	1,073	1,359	249	1,110

Indefinite lived intangibles:
Trade name	360	—	360	360	—	360
In-process research and development	91	—	91	99	—	99

Total	$1,813	$289	$1,524	$1,818	$249	$1,569

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
     Intangible assets are amortized either on a straight-line basis with estimated useful lives ranging from 2 to 20 years, or on a basis that reflects the pattern in which the economic benefits of the intangible assets are expected to be realized, which range from 15 to 30 years.
     Amortization expense for intangible assets included in net income for the three months and six months ended June 30, 2011 was $24 million and $46 million, respectively, and is estimated to be $90 million for the full fiscal year 2011. Estimated amortization expense for each of the subsequent five fiscal years is expected to be as follows: 2012 — $95 million; 2013 — $94 million; 2014 — $93 million; 2015 — $88 million; and 2016 — $87 million.
NOTE 8. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
     Our financial instruments include cash and cash equivalents and short-term investments, accounts receivable, accounts payable, debt, foreign currency forward contracts and interest rate swaps. Except as described below, the estimated fair value of such financial instruments at June 30, 2011 and December 31, 2010 approximates their carrying value as reflected in our consolidated condensed balance sheets. The fair value of our debt, foreign currency forward contracts and interest rate swaps has been estimated based on quoted period end market prices.
Short-term Investments
     During the year ended December 31, 2010, we purchased short-term investments consisting of $250 million in U.S. Treasury Bills, which matured in May 2011 and were used to repay the $250 million principal amount of our 5.75% notes that matured in June 2011.
Debt
     The estimated fair value of total debt at June 30, 2011 and December 31, 2010, was $4,045 million and $4,298 million, respectively, which differs from the carrying amount of $3,608 million and $3,885 million, respectively, included in our consolidated condensed balance sheets.
Foreign Currency Forward Contracts
     We conduct our business in over 80 countries around the world, and we are exposed to market risks resulting from fluctuations in foreign currency exchange rates. A number of our significant foreign subsidiaries have designated the local currency as their functional currency. We transact in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to reduce the risks associated with the effects of certain foreign currency exposures. Under this program, our strategy is to have gains or losses on the foreign currency forward contracts mitigate the foreign currency transaction gains or losses to the extent practical. These foreign currency exposures typically arise from changes in the value of assets and liabilities which are denominated in currencies other than the functional currency. Our foreign currency forward contracts generally settle in less than 180 days. We do not use these forward contracts for trading or speculative purposes. We designate these forward contracts as fair value hedging instruments and, accordingly, we record the fair value of these contracts as of the end of our reporting period to our consolidated condensed balance sheet with changes in fair value recorded in our consolidated condensed statement of operations along with the change in fair value of the hedged item.
     We had outstanding foreign currency forward contracts with notional amounts aggregating $150 million and $156 million to hedge exposure to currency fluctuations in various foreign currencies at June 30, 2011 and December 31, 2010, respectively. These contracts are designated and qualify as fair value hedging instruments. The fair value was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.
Interest Rate Swaps
     We are subject to interest rate risk on our debt and investment of cash and cash equivalents arising in the normal course of our business, as we do not engage in speculative trading strategies. We maintain an interest rate management strategy, which primarily uses a mix of fixed and variable rate debt that is intended to mitigate the exposure to changes in interest rates in the aggregate for our investment portfolio. In addition, we are currently using interest rate swaps to manage the economic effect of fixed rate obligations associated with certain debt so that the interest payable on this debt effectively becomes linked to variable rates. Our interest rate

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
swaps are designated and each qualifies as a fair value hedging instrument. The fair value of our interest rate swaps was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.
Fair Value of Derivative Instruments
     The fair values of derivative instruments included in our consolidated condensed balance sheets were as follows:

		Fair Value
Derivative	Balance Sheet Location	June 30, 2011	December 31, 2010

Foreign Currency Forward Contracts	Other current assets	$1	$—
Foreign Currency Forward Contracts	Other accrued liabilities	$1	$2
Interest Rate Swaps	Other assets	$24	$24
     The effects of derivative instruments in our consolidated condensed statements of operations were as follows (amounts exclude any income tax effects):

		Gain (Loss) Recognized in Income
		Three Months Ended		Six Months Ended
	Statement of	June 30,		June 30,
Derivative	Operations Location	2011	2010	2011	2010

Foreign Currency Forward	Marketing, general and
Contracts	administrative	$(2)	$(4)	$(3)	$(9)
Interest Rate Swaps	Interest expense	$3	$3	$6	$10
NOTE 9. INDEBTEDNESS
     In June 2011, we repaid $250 million principal amount of our 5.75% notes using proceeds from U.S. Treasury Bills that matured in May 2011.
     At June 30, 2011, we had $1.7 billion of committed revolving credit facilities with commercial banks. There were no direct borrowings under the committed revolving credit facilities during the six months ended June 30, 2011. We also have a commercial paper program under which we may issue up to $1.0 billion in commercial paper with maturity of no more than 270 days. To the extent we have outstanding commercial paper, our ability to borrow under the facilities is reduced. At June 30, 2011, we had no outstanding commercial paper.
NOTE 10. EMPLOYEE BENEFIT PLANS
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
     The components of net periodic cost are as follows for the three months ended June 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010	2011	2010

Service cost	$9	$8	$2	$2	$2	$2
Interest cost	5	5	8	7	2	3
Expected return on plan assets	(8)	(7)	(8)	(6)	—	—
Amortization of prior service cost (benefit)	—	—	—	1	(1)	—
Amortization of net loss	2	3	1	—	—	—

Net periodic cost (benefit)	$8	$9	$3	$4	$3	$5

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
     The components of net periodic cost are as follows for the six months ended June 30:

					Other Postretirement
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Benefits
	2011	2010	2011	2010	2011	2010

Service cost	$18	$16	$4	$3	$4	$4
Interest cost	10	11	16	12	4	6
Expected return on plan assets	(16)	(14)	(16)	(10)	—	—
Amortization of prior service cost (benefit)	—	—	—	—	(2)	1
Amortization of net loss	4	6	2	2	—	—

Net periodic cost (benefit)	$16	$19	$6	$7	$6	$11

     We invest the plan assets of our U.S. and Non-U.S. pension plans in investments according to the policies developed by our investment committees. The changes in the fair value of our U.S. and Non-U.S. pension plans’ assets using Level 3 unobservable inputs for the three months and six months ended June 30, 2011 were as follows:

	Three Months Ended June 30, 2011
	U.S.		Non-U.S.	Non-U.S.
	Property	Hedge	Property	Insurance
	Fund	Funds	Fund	Contracts	Total

Ending balance at March 31, 2011	$14	$98	$20	$16	$148
Unrealized gains	1	2	—	—	3
Transfers from Level 2 to Level 3	—	2	—	—	2

Ending balance at June 30, 2011	$15	$102	$20	$16	$153

	Six Months Ended June 30, 2011
	U.S.		Non-U.S.	Non-U.S.
	Property	Hedge	Property	Insurance
	Fund	Funds	Fund	Contracts	Total

Ending balance at December 31, 2010	$14	$—	$19	$16	$49
Unrealized gains	1	4	1	—	6
Transfers from Level 2 to Level 3	—	98	—	—	98

Ending balance at June 30, 2011	$15	$102	$20	$16	$153

     Beginning in 2011, the U.S. pension plan began purchasing shares in three hedge funds, which the Company deems to be Level 3 investments. These hedge funds take long and short positions in equities, fixed income securities, currencies and derivative contracts.
NOTE 11. COMMITMENTS AND CONTINGENCIES
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
     We were among several unrelated companies who received a subpoena from the Office of the New York Attorney General, dated June 17, 2011. The subpoena received by the Company seeks information and documents relating to, among other things, natural gas development and hydraulic fracturing. We are reviewing the subpoena and discussing its contents with the New York Attorney General’s office in anticipation of our responding as appropriate.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
     In July 2011, the Company settled the previously reported customer claim against BJ Services relating to the move of a stimulation vessel out of the North Sea market. The settlement did not have a material effect on our consolidated condensed financial statements.
OTHER
     In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees, which totaled approximately $1.2 billion at June 30, 2011. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our consolidated condensed financial statements.
NOTE 12. STOCKHOLDERS’ EQUITY
     The following tables summarize our stockholders’ equity activity.

		Capital		Accumulated
		in Excess		Other
	Common	of	Retained	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest	Total

Balance at December 31, 2010	$432	$7,005	$7,083	$(420)	$186	$14,286
Comprehensive income:
Net income			719
Foreign currency translation adjustments				83
Total comprehensive income						802
Issuance of common stock pursuant to employee stock plans	4	103				107
Tax provision on stock plans		7				7
Stock-based compensation costs		53				53
Cash dividends ($0.30 per share)			(130)			(130)
Purchase of subsidiary shares of noncontrolling interests		(1)				(1)
Dividends paid to noncontrolling interests					(4)	(4)
Capital contribution from noncontrolling interest					4	4
Change in noncontrolling interest associated with purchase price adjustment					66	66

Balance at June 30, 2011	$436	$7,167	$7,672	$(337)	$252	$15,190

		Capital		Accumulated
		in Excess		Other
	Common	of	Retained	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest	Total

Balance at December 31, 2009	$312	$874	$6,512	$(414)	$—	$7,284
Comprehensive income:
Net income			222
Foreign currency translation adjustments				(120)
Defined benefit pension plans, net of tax of $(4)				21
Total comprehensive income						123
Issuance of common stock pursuant to employee stock plans	1	20				21
Issuance of common stock to acquire BJ Services	118	5,986				6,104
Tax provision on stock plans		2				2
Stock-based compensation costs		41				41
Cash dividends ($0.30 per share)			(111)			(111)

Balance at June 30, 2010	$431	$6,923	$6,623	$(513)	$—	$13,464

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
     Total accumulated other comprehensive loss, net of tax, consisted of the following:

	June 30, 2011	December 31, 2010

Foreign currency translation adjustments	$(178)	$(261)
Pension and other postretirement benefits	(159)	(159)

Total accumulated other comprehensive loss	$(337)	$(420)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated condensed financial statements and the related notes thereto, as well as our Annual Report on Form 10-K/A for the year ended December 31, 2010 (“2010 Annual Report”). Phrases such as “Company”, “we”, “us”, and “our” intend to refer to Baker Hughes Incorporated when used.
EXECUTIVE SUMMARY
     We are a leading supplier of oilfield services, products, technology and systems to the worldwide oil and natural gas industry. We provide products and services for:
•	drilling and evaluation of oil and gas wells;

•	completion and production of oil and gas wells; and

•	other industries, including downstream refining and process and pipeline industries; and reservoir development services.
     We operate our business primarily through geographic regions that have been aggregated into five reportable segments: North America, Latin America, Europe/Africa/Russia Caspian (“EARC”), Middle East/Asia Pacific (“MEAP”) and Industrial Services and Other. The four geographical segments represent our oilfield operations.
     Within our oilfield operations, the primary driver of our businesses is our customers’ capital and operating expenditures dedicated to oil and natural gas exploration, field development and production. Our business is cyclical and is dependent upon our customers’ expectations for future oil and natural gas prices, economic growth, hydrocarbon demand and estimates of current and future oil and natural gas production.
     For the second quarter of 2011, we generated revenue of $4.74 billion, an increase of $1.37 billion or 41% compared to the same quarter a year ago. For the first six months of 2011, revenue was $9.27 billion, an increase of $3.35 billion or 57% compared to the first six months of 2010. The increase in revenue was due to the significant improvement in activity primarily in North America, driven by oil-directed drilling mainly in unconventional reservoirs and the acquisition of BJ Services Company (“BJ Services”) during the second quarter of 2010.
     Net income attributable to Baker Hughes was $338 million for the second quarter of 2011, compared to $93 million for the same quarter a year ago; and was $719 million for the first six months of 2011, compared to $222 million for the same period a year ago. The increase in net income was primarily due to the improved profitability in North America and to a lesser extent internationally as well as the acquisition of BJ Services. The increase was partially offset by a charge of $70 million recognized in the second quarter of 2011 associated with increasing the allowance for doubtful accounts and reserves for inventory and certain other assets in Libya, where our operations have currently ceased, pending resolution of the conflict.
     At June 30, 2011, we had approximately 54,000 employees compared to approximately 53,100 employees at December 31, 2010.
BUSINESS ENVIRONMENT
     Global economic growth and the resultant demand for oil and natural gas are the primary drivers of our customers’ expenditures to develop and produce oil and gas. The expansion of the global economy, following the recession of 2008/2009, continued through 2010 and into 2011. Increasing economic activity, particularly in the emerging economies in Asia and the Middle East, and expectations for continued economic growth supported expectations for increasing demand for oil and natural gas. Spending by oil and natural gas exploration and production companies, which is dependent upon their forecasts regarding the expected future supply and future demand for oil and natural gas products and their estimates of costs to find, develop, and produce reserves, increased in the first half of 2011 compared to the first half of 2010. Changes in oil and natural gas exploration and production spending result in increased demand for our products and services, which is reflected in the rig count and other measures.
     In North America, customer spending on oil projects increased in 2011, resulting in a 75% increase in the North America oil-directed rig count in the second quarter of 2011 compared to the same period a year ago. The increase in oil-directed drilling reflected the global price of oil, which is trading at a premium, on a Btu-equivalent basis, relative to natural gas in North America. Gas-directed drilling activity declined 8% as decreased activity in unconventional shale gas plays with relatively little associated natural gas liquids (dry gas) was partially offset by increased activity in the unconventional liquid-rich shale gas plays with relatively high volumes of associated natural gas liquids (wet gas). Despite relatively weak natural gas prices, spending on gas-directed projects in the second quarter of 2011 was supported by: (1) associated production of natural gas liquids and crude oil in certain basins; (2) hedges on production made in prior periods when future prices were higher; (3) the need of companies to drill and produce natural gas to hold leases acquired in earlier periods; and (4) the influx of equity from companies interested in developing a position in the unconventional shale resource plays.
     Outside of North America, customer spending is most heavily influenced by oil prices, which were more than 50% higher in the second quarter of 2011 compared to the second quarter of 2010, as the economic recovery continued. In response to higher oil prices and expectations that the expanding economy would support prices well in excess of $80/Bbl, our customers’ spending increased. This was reflected in a 5% increase in the rig count outside of North America.
Oil and Natural Gas Prices
     Oil (Bloomberg West Texas Intermediate (“WTI”) Cushing Crude Oil Spot Price and Bloomberg Dated Brent (“Brent”)) and natural gas (Bloomberg Henry Hub Natural Gas Spot Price) prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

WTI oil prices ($/Bbl)	$102.34	$77.88	$98.50	$78.35
Brent oil prices ($/Bbl)	116.81	78.63	110.96	77.71
Natural gas prices ($/mmBtu)	4.38	4.33	4.29	4.71
     WTI oil prices averaged $102.34/Bbl in the second quarter of 2011. Prices ranged from a high of $113.93/Bbl in April 2011 to a low of $90.61/Bbl in June 2011. Oil prices weakened throughout the second quarter of 2011 driven by expectations of a slowdown of the worldwide economic recovery and energy demand growth, particularly in Europe. The International Energy Agency (“IEA”) estimated in its July 2011 Oil Market Report that worldwide demand would increase 1.2 million barrels per day or 1.4% to 89.5 million barrels per day in 2011, up from 88.3 million barrels per day in 2010.
     Natural gas prices averaged $4.38/mmBtu in the second quarter of 2011. Natural gas prices traded in a range between $4.847/mmBtu and $4.041/mmBtu in the second quarter of 2011. At the end of the quarter, working natural gas in storage was 2,432 Bcf, which was 9% or 252 Bcf below the corresponding week in 2010.
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
     Rigs in the U.S. are counted as active if, on the day the count is taken, the well being drilled has been started but drilling has not been completed and the well is anticipated to be of sufficient depth to be a potential consumer of our drill bits. Rigs in Canada are counted as active if data obtained by the Canadian Association of Oilwell Drillers and Contractors indicates that drilling operations have occurred during the week and we are able to verify this information. In most international areas, rigs are counted as active if drilling operations have taken place for at least 15 days during the month; however, in certain international areas where better data is available, we compute a weekly or daily average of active rigs. In international areas where there is poor availability of data, the rig counts are estimated from third-party data. The rig count does not include rigs that are in transit from one location to another, rigging up, being used in non-drilling activities, including production testing, completion and workover, and are not expected to be significant consumers of drill bits.

     Our rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2011	2010	Change	2011	2010	Change
	| | |			| |
U.S. — land and inland waters	1,795	1,464	23%	1,745	1,385	26%
U.S. — offshore	31	42	(26)%	28	44	(36)%
Canada	187	163	15%	379	310	22%

North America	2,013	1,669	21%	2,152	1,739	24%
	mm
Latin America	417	384	9%	413	381	8%
North Sea	38	45	(16)%	41	44	(7)%
Continental Europe	74	51	45%	74	48	54%
Africa	76	85	(11)%	79	82	(4)%
Middle East	291	256	14%	287	258	11%
Asia Pacific	251	267	(6)%	262	262	—

Outside North America	1,147	1,088	5%	1,156	1,075	8%

Worldwide	3,160	2,757	15%	3,308	2,814	18%

Second Quarter of 2011 Compared to the Second Quarter of 2010
     The rig count in North America increased 21% reflecting a 75% increase in the oil-directed rig count partially offset by an 8% decrease in the U.S. gas-directed rig count, and a 26% increase in the oil-directed rig count and a 1% increase in gas-directed rig count in Canada. Outside North America the rig count increased 5%. The rig count in Latin America increased primarily due to higher activity in Brazil, Colombia and Venezuela, while partially offset by lower activity in Argentina and Mexico. The increase in the Continental Europe geomarket was led by Turkey, Poland and Germany. The rig count in Africa decreased primarily due to the shutdown of activity in Libya partially offset with stronger activity in Algeria and Gabon. The rig count increased in the Middle East primarily due to higher activity in Kuwait, Egypt and Abu Dhabi, partially offset by declines in activity in Yemen and Pakistan. In the Asia Pacific region, activity decreased primarily in Indonesia, Malaysia and Vietnam while activity increased in India and Thailand.
RESULTS OF OPERATIONS
     The discussions below relating to significant line items from our consolidated condensed statements of operations are based on available information and represent our analysis of significant changes or events that impact the comparability of reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items. We acquired BJ Services on April 28, 2010; therefore, our results of operations for the three and six months ended June 30, 2010 include the results of its operations from that date. In addition, the discussion below for revenue and cost of revenue is on a total basis as the business drivers for the individual components of product sales and services are similar. All dollar amounts in tabulations in this section are in millions of dollars, unless otherwise stated.
Revenue and Profit Before Tax
     The performance of our segments is evaluated based on segment profit before tax, which is defined as income before income taxes, interest expense, interest income, and certain gains and losses not allocated to the segments.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Increase				Increase
	2011	2010	(decrease)	% Change	2011	2010	(decrease)	% Change

Revenue:
North America	$2,368	$1,486	$882	59%	$4,720	$2,405	$2,315	96%
Latin America	542	384	158	41%	1,015	656	359	55%
Europe/Africa/Russia Caspian	806	736	70	10%	1,577	1,456	121	8%
Middle East/Asia Pacific	701	545	156	29%	1,360	984	376	38%
Industrial Services and Other	324	223	101	45%	594	412	182	44%

Total	$4,741	$3,374	$1,367	41%	$9,266	$5,913	$3,353	57%

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Increase				Increase
	2011	2010	(decrease)	% Change	2011	2010	(decrease)	% Change

Profit Before Tax:
North America	$440	$204	236	$116%	$900	$345	$555	161%
Latin America	71	13	58	446%	134	22	112	509%
Europe/Africa/Russia Caspian	47	69	(22)	(32)%	138	149	(11)	(7)%
Middle East/Asia Pacific	88	40	48	120%	167	70	97	139%
Industrial Services and Other	34	18	16	89%	48	35	13	37%

Total	$680	$344	$336	98%	$1,387	$621	$766	123%

Second Quarter of 2011 Compared to Second Quarter of 2010
     Revenue for the second quarter of 2011 increased $1.37 billion or 41% compared to the second quarter of 2010. Excluding BJ Services, revenue was up 23%. The primary drivers of the change included increased activity and improved pricing in the U.S. Land and Canada markets and to a lesser extent, increased activity in our international segments.
     Profit before tax for the second quarter of 2011 increased $336 million or 98% compared to the second quarter of 2010. Excluding BJ Services, profit before tax was up 73%. These increases were primarily due to worldwide cost management initiatives as well as strong activity in the North America segment where increased service intensity in the unconventional markets has led to increased efficiency and utilization, and pricing improvement.
North America
     North America revenue increased 59% in the second quarter of 2011 compared with the second quarter of 2010. Excluding BJ Services, revenue increased 33%. Revenue and pricing increases were supported by a 23% increase in the U.S. land and inland waters rig count and a 15% increase in the Canada rig count. The unconventional reservoirs are demanding our best technology to deliver longer horizontals, complex completions, increasing hydraulic fracturing (“frac”) horsepower and more frac stages resulting in improved pricing and higher revenue. Revenue in the Gulf of Mexico was essentially unchanged compared to the second quarter of 2010. Revenue in Canada is up compared to second quarter of 2010 but is down sequentially from the first quarter of 2011 due to the seasonal spring thaw.
     North America profit before tax increased 116% in the second quarter of 2011 compared with the second quarter of 2010. Excluding BJ Services, profit before tax increased 98%. In addition to increased revenue, the primary drivers of the increased profitability included improved tool utilization, improved absorption of manufacturing and other overhead, and higher pricing. This improvement was partially offset by a decline in our profitability in the Gulf of Mexico directly attributable to the slow pace of re-permitting following the lifting of the drilling moratorium.
Latin America
     Latin America revenue increased 41% in the second quarter of 2011 compared with the second quarter of 2010 outpacing the 9% increase in the Latin America rig count. The primary drivers included increased activity and commensurate revenue increases for drilling services and completions in the Brazil geomarket and artificial lift and drilling fluids in the Andean geomarket.
     Latin America profit before tax increased $58 million in the second quarter of 2011 compared to the second quarter of 2010 primarily due to the increased revenue from the Brazil and Andean geomarkets.
Europe/Africa/Russia Caspian
     EARC revenue increased 10% in the second quarter of 2011 compared to the second quarter of 2010. The primary drivers of the increase were sales of completions systems and fluids in the Norway geomarket and directional drilling and wireline sales in the Continental Europe geomarket, partially offset by the impact of decreased sales in Libya where our operations have currently ceased, pending resolution of the conflict.
     EARC profit before tax decreased 32% or $22 million in the second quarter of 2011 compared to the second quarter of 2010. Improved profit before tax in the Europe and Africa regions resulting from higher activity was more than offset by expenses of $70 million, before and after-tax, due to the civil unrest in Libya. These expenses were associated with increasing the allowance for doubtful accounts and reserves for inventory and certain other assets in Libya.

Middle East/Asia Pacific
     Middle East/Asia Pacific revenue increased 29% in the second quarter of 2011 compared to the second quarter of 2010. The increase in this segment was attributable to higher activity in various product lines and share gains from the Iraq, Saudi Arabia, Southeast Asia and Gulf geomarkets.
     Middle East/Asia Pacific profit before tax increased 120% or $48 million in the second quarter of 2011 compared to the second quarter of 2010 primarily due to increased revenue in the Gulf, Southeast Asia, Saudi Arabia and Iraq geomarkets.
Industrial Services and Other
     Industrial Services and Other revenue increased 45% in the second quarter of 2011 compared to the second quarter of 2010. Excluding BJ Services, revenue increased 29%. Industrial Services and Other profit before tax increased 89% or $16 million in the second quarter of 2011 compared to the second quarter of 2010. Excluding BJ Services, profit before tax increased 29%.
Six months ended June 30, 2011 compared to six months ended June 30, 2010
     Revenue for the six months ended June 30, 2011 increased $3.35 billion or 57% compared to the six months ended June 30, 2010. Excluding BJ Services, revenue was up 19%. The primary drivers of the change included increased activity and improved pricing in the U.S. Land and Canada markets and to a lesser extent, increased activity in our international segments.
     Profit before tax for the six months ended June 30, 2011 increased $766 million or 123% compared to the six months ended June 30, 2010. Excluding BJ Services, profit before tax was up 70% primarily due to strong activity in the North America segment where increased activity has led to increased utilization, improved absorption of manufacturing and other overhead costs, and realized pricing improvement, and to a lesser extent, higher profits in the Latin America and Middle East/Asia Pacific segments as a result of cost management, improvements in operational efficiency and improved absorption of fixed costs.
Costs and Expenses
     The table below details certain consolidated condensed statement of operations data and their percentage of revenue for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011			2010

Revenue	$4,741	100%	$3,374	100%	$9,266	100%	$5,913	100%
Cost of revenue	3,718	78%	2,662	79%	7,215	78%	4,574	77%
Research and engineering	114	2%	112	3%	220	2%	206	3%
Marketing, general and administrative	292	6%	312	9%	574	6%	617	10%
Cost of Revenue
     Cost of revenue as a percentage of revenue was 78% and 79% for the three months ended June 30, 2011 and 2010, respectively; and was 78% and 77% for the six months ended June 30, 2011 and 2010, respectively. The decrease for the three months was due primarily to improved pricing, efficiency and cost management initiatives partially offset by the $70 million charge in Libya where our operations have ceased, pending resolution of the conflict. The increase for the six months was primarily due to the impacts of civil unrest in North Africa, including the charge related to Libya.
Research and Engineering
     Research and engineering expenses increased 2% and 7% for the three and six months ended June 30, 2011, respectively, compared to the same periods a year ago. The increases were primarily due to the acquisition of BJ Services in the second quarter of 2010. We continue to be committed to developing and commercializing new technologies as well as investing in our core product offerings.

Marketing, General and Administrative
     Marketing, general and administrative (“MG&A”) expenses decreased 6% and 7% for the three and six months ended June 30, 2011, respectively, compared to the same periods a year ago. Excluding BJ Services, MG&A for the three and six months ended June 30, 2011 decreased 11% and 17%, respectively. These decreases resulted primarily from a reduction in costs associated with finance redesign efforts, which were completed during 2010. In addition, during the first six months of 2011, we benefited from reductions in expenses as a result of cost cutting measures implemented in the latter half of 2010 and synergies we are realizing as we continue to integrate BJ Services into our operations.
Interest Expense, net
     Interest expense, net of interest income increased $24 million and $52 million for the three months and six months ended June 30, 2011, respectively, compared to the same periods a year ago. These increases were primarily due to the issuance of $1.5 billion of debt in August 2010 and the assumption of $500 million of debt associated with the acquisition of BJ Services in April 2010.
Income Taxes
     Total income tax expense was $228 million and $432 million for the three months and six months ended June 30, 2011, respectively. Our effective tax rate on operating profits for the three months and six months ended June 30, 2011 was 40.5% and 37.5%, respectively, which is higher than the U.S. statutory income tax rate of 35% due to the $70 million charge in Libya for which there was no tax benefit, higher effective tax rates on certain international operations and state income taxes.
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
     Our outlook for exploration and development spending is based upon our expectations for customer spending in the markets in which we operate, and is driven primarily by our perception of industry expectations for oil and natural gas prices and their likely impact on customer capital and operating budgets as well as other factors that could impact the economic return oil and gas companies expect for developing oil and gas reserves. Our forecasts are based on our analysis of information provided by our customers as well as market research and analyst reports including the Short Term Energy Outlook (“STEO”) published by the Energy Information Administration (“EIA”) of the U.S. Department of Energy (“DOE”), the Oil Market Report published by the IEA and the Monthly Oil Market Report published by Organization of the Petroleum Exporting Countries (“OPEC”). Our outlook for economic growth is based on our analysis of information published by a number of sources including the International Monetary Fund (“IMF”), the Organization for Economic Cooperation and Development (“OECD”) and the World Bank.
     The primary drivers impacting the 2011 business environment include the following:
•	Worldwide Economic Growth — The global economy is continuing its expansion following the recession of 2008/2009. Economic growth has been strongest in China and the other emerging and developing countries outside the OECD. While important in terms of total consumption, the developed economies of OECD countries are expected to experience relatively modest economic growth and will not contribute meaningfully to incremental oil or natural gas demand. In contrast, the emerging and developing countries outside the OECD are expected to drive most of the world’s incremental energy demand. The risks to the global economic recovery continue to be the sovereign and financial troubles within the Euro area and policies to redress fiscal imbalances in the advanced economies in general.

•	Demand for Hydrocarbons — The IEA in its July 2011 Oil Market Report said that it expects global demand for oil to increase 1.2 million barrels per day in 2011 relative to 2010. While forecasts by IEA, EIA and OPEC have been revised modestly lower in the past few months, primarily as a reaction to higher oil prices and uncertainty regarding the strength of the economic recovery, the expected increase in demand for hydrocarbons is expected to support increased spending to develop oil and natural gas resources.

•	Production of Hydrocarbons — Global spare production capacity is relatively limited and is proving to be inadequate to decouple oil prices from geopolitical supply disruptions throughout North Africa and the Middle East. Several key OPEC countries have announced plans to increase their exploration and development efforts to develop resources to meet the expected increase in global demand. In response to higher oil prices, certain OPEC countries have committed to increasing production. In the second quarter, the IEA announced a coordinated release of strategic oil reserves to bridge between the current tight market and increased OPEC production.

•	Oil and Natural Gas Prices — With oil prices trading between $90/Bbl and $115/Bbl most resource plays will provide adequate returns to encourage incremental investment. In North America, natural gas prices are lower, on a Btu-equivalent basis, but are supporting attractive returns in those conventional and unconventional resource plays with relatively high portions of associated crude oil or natural gas production.
     Activity and Spending Outlook for North America - Overall customer spending in North America is expected to increase in the second half of 2011 compared to the first half of 2011. Resource plays with crude oil and natural gas liquids content are attracting incremental investment while investment in dry gas plays has declined. Service intensity has increased in North America as customers are demanding advanced directional drilling, more complex completion systems and pressure pumping to develop the unconventional shale resource plays. The demand for these key technologies has grown faster than the industry’s ability to produce them supporting higher prices. Activity in Canada is expected to increase sequentially in the third and fourth quarters, recovering from its seasonally low second quarter and building to a seasonally high peak in the first quarter. In the Gulf of Mexico, activity on the continental shelf has remained steady, while the second quarter saw an increase in deep water permits and subsequently deep water drilling. The level of activity in the deep water Gulf of Mexico remains well below pre-moratorium levels; however, the pace of permit issuance we experienced early in the second quarter has not been sustained. Operators’ plans to increase drilling activity are dependent on the issuance of new drilling permits. We are investing in our people and processes to ensure that we will be fully compliant with the new and more stringent regulatory requirements in the Gulf of Mexico, which costs will continue over the next several quarters.
     Activity and Spending Outlook Outside North America - International activity is driven primarily by the price of oil which is high enough to provide attractive economic returns in almost every region. Customers are expected to increase spending to develop new resources and offset declines from existing developed resources. Areas that are expected to see increased spending in the second half of 2011 include: the Middle East, in particular Saudi Arabia and Abu Dhabi, which have announced significant increases to their spending plans; the Brazil geomarket with the investment in the pre-salt resources; and the Andean geomarket.
     Capital Expenditures - Our capital expenditures, excluding acquisitions, are expected to be between $2.3 billion and $2.7 billion for 2011. A significant portion of our planned capital expenditures can be adjusted to reflect changes in our expectations for future customer spending. We will manage our capital expenditures to match market demand.
LIQUIDITY AND CAPITAL RESOURCES
     Our objective in financing our business is to maintain adequate financial resources and access to sufficient liquidity. At June 30, 2011, we had cash and cash equivalents of $937 million and $1.7 billion available for borrowing under committed revolving credit facilities with commercial banks.
     Our capital planning process is focused on utilizing cash flows generated from operations in ways that enhance the value of our company. In the six months ended June 30, 2011, we used cash to fund a variety of activities including working capital needs, capital expenditures, repayment of debt and dividends.

Cash Flows
     Cash flows provided (used) by continuing operations, by type of activity, were as follows for the six months ended June 30:

	2011	2010
Operating activities	$397	$158
Investing activities	(636)	(1,284)
Financing activities	(295)	473
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
Operating Activities
     Cash flows from operating activities provided cash of $397 million and $158 million in the six months ended June 30, 2011 and 2010, respectively. This increase in cash flows of $239 million was primarily due to an increase in net income of $497 million partially offset by a change in net operating assets and liabilities, which used more cash in the six months ended June 30, 2011 compared to the same period in 2010.
     The underlying drivers of the significant changes in net operating assets and liabilities were as follows:
•	An increase in accounts receivable used cash of $512 million and $258 million in the six months ended June 30, 2011 and 2010, respectively, resulting from revenue growth.

•	Inventory used cash of $314 million and $124 million in the six months ended June 30, 2011 and 2010, respectively, driven by higher inventory levels required to support anticipated increases in production volume.

•	An increase in accounts payable provided cash of $57 million and $123 million in the six months ended June 30, 2011 and 2010, respectively, resulting from an increase in operating assets to support increased activity.

•	A decrease in income taxes payable used cash of $160 million and $15 million in the six months ended June 30, 2011 and 2010, respectively. This change is due primarily to an increase in income taxes paid of $305 million partially offset by the increase in the provision for income taxes in the first six months of 2011 compared to the same period in 2010.
Investing Activities
     Our principal recurring investing activity was the funding of capital expenditures to ensure that we have the appropriate levels and types of rental tools and machinery and equipment in place to generate revenue from operations. Expenditures for capital assets totaled $1,023 million and $539 million in the six months ended June 30, 2011 and 2010, respectively. While the majority of these expenditures were for rental tools and machinery and equipment, we have continued our spending on new facilities, expansions of existing facilities and other infrastructure projects.
     Proceeds from the disposal of assets were $142 million and $89 million in the six months ended June 30, 2011 and 2010, respectively. These disposals related to rental tools that were lost-in-hole, and property, machinery and equipment no longer used in operations that was sold during the period.
     We received proceeds from maturities of short-term investments consisting of $250 million in U.S. Treasury Bills that matured in May 2011.
     We routinely evaluate potential acquisitions of businesses of third parties that may enhance our current operations or expand our operations into new markets or product lines. In the second quarter of 2010, we paid cash of $680 million, net of cash acquired of $113 million, related to the BJ Services acquisition. We also paid $154 million for two other acquisitions that occurred during the second quarter of 2010.
Financing Activities
     We had net repayments of commercial paper and other short-term debt of $21 million compared to net borrowings of $555 million in the six months ended June 30, 2011 and 2010, respectively. In addition, we repaid $250 million of long-term debt related to our 5.75% notes that matured in June 2011. Total debt outstanding at June 30, 2011 was $3.61 billion and $3.89 billion at

December 31, 2010. The total debt to total capitalization (defined as total debt plus stockholders’ equity) ratio was 19% at June 30, 2011 and 21% December 31, 2010.
     We received proceeds of $115 million and $28 million in the six months ended June 30, 2011 and 2010, respectively, from the issuance of common stock through the exercise of stock options and the employee stock purchase plan.
     Our Board of Directors has authorized a program to repurchase our common stock from time to time. In the six months ended June 30, 2011 and 2010, we did not repurchase any shares of our common stock. At June 30, 2011, we had authorization remaining to repurchase up to a total of $1.2 billion of our common stock.
     We paid dividends of $130 million and $111 million in the six months ended June 30, 2011 and 2010, respectively.
Available Credit Facilities
     At June 30, 2011, we had $1.7 billion of committed revolving credit facilities with commercial banks. These facilities contain certain covenants which, among other things, require the maintenance of a funded indebtedness to total capitalization ratio (a defined formula per each agreement), restrict certain merger transactions or the sale of all or substantially all of our assets or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the facilities may be accelerated. Such events of default include payment defaults to lenders under the facilities, covenant defaults and other customary defaults. At June 30, 2011, we were in compliance with all of the facilities’ covenants. There were no direct borrowings under the committed credit facilities during the six months ended June 30, 2011. We also have a commercial paper program under which we may issue up to $1.0 billion in commercial paper with maturity of no more than 270 days. To the extent we have outstanding commercial paper our ability to borrow under the facilities is reduced. At June 30, 2011, we had no outstanding commercial paper.
     If market conditions were to change and revenue was to be significantly reduced or operating costs were to increase, our cash flows and liquidity could be reduced. Additionally, it could cause the rating agencies to lower our credit rating. There are no ratings triggers that would accelerate the maturity of any borrowings under our committed credit facilities. However, a downgrade in our credit ratings could increase the cost of borrowings under the facilities and could also limit or preclude our ability to issue commercial paper. Should this occur, we would seek alternative sources of funding, including borrowing under the facilities.
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
     In 2011, we expect to make interest payments of between $215 million and $225 million, based on our current expectations of debt levels. We anticipate making income tax payments of between $1.1 billion and $1.2 billion in 2011.
     We may repurchase our common stock depending on market conditions, applicable legal requirements, our liquidity and other considerations. We anticipate paying dividends of between $260 million and $270 million in 2011; however, the Board of Directors can change the dividend policy at any time.
     For all pension plans, we make annual contributions to the plans in amounts equal to or greater than amounts necessary to meet minimum governmental funding requirements. In 2011, we expect to contribute between $65 million and $85 million to our defined benefit pension plans. We also expect to make benefit payments related to postretirement welfare plans of between $16 million and $18 million, and we estimate we will contribute between $190 million and $205 million to our defined contribution plans.

FORWARD-LOOKING STATEMENTS
     MD&A and certain statements in the Notes to Consolidated Condensed Financial Statements include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (each a “forward-looking statement”). The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “estimate,” “probable,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “would,” “may,” “probable,” “likely” and similar expressions, and the negative thereof, are intended to identify forward-looking statements. Our forward-looking statements are based on assumptions that we believe to be reasonable but that may not prove to be accurate. The statements do not include the potential impact of future transactions, such as an acquisition, disposition, merger, joint venture or other transaction that could occur. We undertake no obligation to publicly update or revise any forward-looking statement. Our expectations regarding our business outlook and business plans; the business plans of our customers; oil and natural gas market conditions; costs and availability of resources; the on-going integration of BJ Services; economic, legal and regulatory conditions and other matters are only our forecasts regarding these matters.
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
Foreign Currency Forward Contracts
     At June 30, 2011, we had outstanding foreign currency forward contracts with notional amounts aggregating $150 million to hedge exposure to currency fluctuations in various foreign currencies. These contracts are designated and qualify as fair value hedging instruments. The fair value of the contracts outstanding at June 30, 2011, based on quoted market prices as of June 30, 2011, for contracts with similar terms and maturity dates, was $1 million included in other current assets and $1 million included in other accrued liabilities in the consolidated condensed balance sheet. The effect of foreign currency forward contracts on the consolidated condensed statement of operations for the three months and six months ended June 30, 2011 was $2 million and $3 million, respectively, of foreign exchange losses, which were included in marketing, general and administrative expenses. These net losses offset designated foreign exchange net gains resulting from the underlying exposures of the hedged items.
Interest Rate Swaps
     We are subject to interest rate risk on our debt and investment of cash and cash equivalents arising in the normal course of our business, as we do not engage in speculative trading strategies. We maintain an interest rate management strategy, which primarily uses a mix of fixed and variable rate debt that is intended to mitigate the exposure to changes in interest rates in the aggregate for our investment portfolio. In addition, we are currently using interest rate swaps to manage the economic effect of fixed rate obligations associated with our senior notes so that the interest payable on the senior notes effectively becomes linked to variable rates. Our interest rate swaps are designated and each qualifies as a fair value hedging instrument. The fair value of our interest rate swaps was determined using a model with Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates. The fair value of the swap agreements at June 30, 2011, was $24 million and was included in other assets in the consolidated condensed balance sheet. The effect of interest rate swaps on the consolidated condensed statement of operations for the three months and six months ended June 30, 2011 was a reduction in interest expense of $3 million and $6 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this quarterly report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, as of June 30, 2011, our disclosure controls and procedures, as defined by Rule 13a-15(e) of the Exchange Act, are effective at a reasonable assurance level. There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a further discussion of litigation matters in Note 11 of Notes to Unaudited Consolidated Condensed Financial Statements.
     For additional discussion of legal proceedings see also, Item 3 of Part I of our 2010 Annual Report and Note 14 of the Notes to the Consolidated Financial Statements included in Item 8 of our 2010 Annual Report.
ITEM 1A. RISK FACTORS
     As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in our “Risk Factors” in the 2010 Annual Report and the Form 10-Q for the period ended March 31, 2011 as well as the following risk factor:
     Our business is subject to geopolitical, terrorism risks and other threats.
     Geopolitical and terrorism risks continue to grow in several key countries where we do business. Geopolitical and terrorism risks could lead to, among other things, a loss of our investment in the country, impair the safety of our employees and impair our ability to conduct our operations. During the first six months of 2011, there was political unrest in North Africa, and in particular Libya, where our operations have currently ceased pending resolution of the conflict. During the quarter ended June 30, 2011, we incurred expenses of $70 million associated with increasing the allowance for doubtful accounts, and reserves for inventory and certain other assets in Libya. As of June 30, 2011, we have assets remaining in Libya totaling approximately $80 million.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table contains information about our purchases of equity securities during the three months ended June 30, 2011.
Issuer Purchases of Equity Securities

						Maximum
			Total Number			Number (or
			of Shares			Approximate
			Purchased as			Dollar Value) of
			Part of a		Total Number	Shares that May
	Total Number	Average Price	Publicly	Average Price	of Shares	Yet Be Purchased
	of Shares	Paid Per Share	Announced	Paid Per Share	Purchased in	Under the
Period	Purchased(1)	(1)	Program(2)	(2)	the Aggregate	Program(3)

April 1-30, 2011	31,378	$72.36	—	$—	31,378	$—
May 1-31, 2011	3,140	74.55	—	—	3,140	—
June 1-30, 2011	293	72.34	—	—	293	—

Total	34,811	$72.56	—	$—	34,811	$1,197,127,803

(1)	Represents shares purchased from employees to pay the option exercise price related to stock-for-stock exchanges in option exercises or to satisfy the tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock units.

(2)	There were no share repurchases during the three months ended June 30, 2011.

(3)	Our Board of Directors has authorized a plan to repurchase our common stock from time to time. During the three months ended June 30, 2011, we did not repurchase shares of our common stock. We had authorization remaining to repurchase up to a total of approximately $1.2 billion of our common stock.
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
     The following events occurred subsequent to the period covered by this Form 10-Q and is reportable under Form 8-K:
     Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
     On July 28, 2011, the Board of Directors of the Company appointed Martin S. Craighead to serve on the Board of Directors of the Company, effective August 1, 2011. His term will expire at the Annual Stockholders Meeting in 2012. Mr. Craighead is the current President and Chief Operating Officer of the Company and will assume the role of Chief Executive Officer on January 1, 2012 in addition to his role as President.

     Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year

     On July 28, 2011, our Board of Directors amended and restated the Bylaws of the Company effective as of August 1, 2011. The amended and restated Bylaws changed Article III, Section 1 to require the size of the Board of Directors to increase from 11 to 12 directors.
     Item 5.07 Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Stockholders held on April 28, 2011, our stockholders voted on, among other matters, a proposal regarding the frequency of future advisory votes on executive compensation (say on pay). As previously reported on our Form 8-K filed on May 3, 2011, a majority of the votes cast on the frequency proposal were cast in favor of holding an advisory vote on executive compensation on an annual basis. Following consideration of the stockholder advisory vote on the frequency proposal, our Board of Directors decided at a meeting held on July 28, 2011, that we will hold an annual advisory vote on executive compensation in its future proxy materials until the next stockholder vote on the frequency of these votes.
ITEM 6. EXHIBITS
     Each exhibit identified below is filed as a part of this report. Exhibits designated with an “*” are filed as an exhibit to this Quarterly Report on Form 10-Q. Exhibit designated with a “+” is identified as a compensatory arrangement.

3.1*	Restated Bylaws of Baker Hughes Incorporated dated August 1, 2011.

4.1	Fifth Supplemental Indenture, dated June 21, 2011, between BJ Services Company LLC, as company, Western Atlas Inc., as successor company, and Wells Fargo Bank, N.A., as trustee, with respect to the 6% Senior Notes due 2018 (filed as Exhibit 4.4 to Current Report of Baker Hughes Incorporated on Form 8-K filed June 23, 2011).

4.2	Restated Bylaws of Baker Hughes Incorporated dated August 1, 2011 (filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q).

10.1+	Restated and Superseding Employment Agreement between Chad C. Deaton and Baker Hughes Incorporated dated April 28, 2011 (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed May 3, 2011).

31.1*	Certification of Chad C. Deaton, Chief Executive Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Peter A. Ragauss, Chief Financial Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32*	Statement of Chad C. Deaton, Chief Executive Officer, and Peter A. Ragauss, Chief Financial Officer, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

99.1*	Mine Safety Disclosure.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Schema Document

**101.CAL	XBRL Calculation Linkbase Document

**101.LAB	XBRL Label Linkbase Document

**101.PRE	XBRL Presentation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

**	Furnished with this Form 10-Q, not filed

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAKER HUGHES INCORPORATED (Registrant)
Date: August 1, 2011	By:	/s/ PETER A. RAGAUSS
Peter A. Ragauss
Senior Vice President and Chief Financial Officer

Date: August 1, 2011	By:	/s/ ALAN J. KEIFER
Alan J. Keifer
Vice President and Controller