Form 10-Q
period 2011-09-30
BAKER HUGHES INC
filed 2011-11-02
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of October 27, 2011, the registrant has outstanding 436,465,887 shares of Common Stock, $1 par value per share.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Baker Hughes Incorporated
Consolidated Condensed Statements of Operations
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue:
Sales	$1,670	$1,391	$4,660	$4,001
Services	3,508	2,687	9,784	5,990

Total revenue	5,178	4,078	14,444	9,991

Costs and expenses:
Cost of sales	1,353	1,176	3,785	3,132
Cost of services	2,578	2,013	7,361	4,631
Research and engineering	117	118	337	324
Marketing, general and administrative	313	354	887	971
Acquisition-related costs	—	12	—	78

Total costs and expenses	4,361	3,673	12,370	9,136

Operating income	817	405	2,074	855
Interest expense, net	(58)	(39)	(164)	(93)
Loss on early extinguishment of debt	(40)	—	(40)	—

Income before income taxes	719	366	1,870	762
Income taxes	(13)	(111)	(445)	(285)

Net income	706	255	1,425	477
Net income (loss) attributable to noncontrolling interests	—	—	—	—

Net income attributable to Baker Hughes	$706	$255	$1,425	$477

Basic income per share attributable to Baker Hughes	$1.62	$0.59	$3.27	$1.25

Diluted income per share attributable to Baker Hughes	$1.61	$0.59	$3.25	$1.25

Cash dividends per share	$0.15	$0.15	$0.45	$0.45
See accompanying notes to unaudited consolidated condensed financial statements.

Baker Hughes Incorporated
Consolidated Condensed Balance Sheets
(In millions)
(Unaudited)

	September 30,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$803	$1,456
Short-term investments	—	250
Accounts receivable — less allowance for doubtful accounts (2011 - $223; 2010 - $162)	4,977	3,942
Inventories, net	3,053	2,594
Deferred income taxes	254	234
Other current assets	254	231

Total current assets	9,341	8,707

Property, plant and equipment — net of accumulated depreciation (2011 - $5,035; 2010 - $4,367)	6,966	6,310
Goodwill	5,947	5,869
Intangible assets, net	1,494	1,569
Other assets	603	531

Total assets	$24,351	$22,986

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,688	$1,496
Short-term borrowings and current portion of long-term debt	54	331
Accrued employee compensation	686	589
Income taxes payable	53	219
Other accrued liabilities	517	504

Total current liabilities	2,998	3,139

Long-term debt	3,846	3,554
Deferred income taxes and other tax liabilities	1,125	1,360
Liabilities for pensions and other postretirement benefits	469	483
Other liabilities	150	164
Commitments and contingencies

Stockholders’ Equity:
Common stock	436	432
Capital in excess of par value	7,244	7,005
Retained earnings	8,313	7,083
Accumulated other comprehensive loss	(447)	(420)

Baker Hughes stockholders’ equity	15,546	14,100
Noncontrolling interest	217	186

Total stockholders’ equity	15,763	14,286

Total liabilities and stockholders’ equity	$24,351	$22,986

See accompanying notes to unaudited consolidated condensed financial statements.

Baker Hughes Incorporated
Consolidated Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net income	$1,425	$477
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	978	743
Stock-based compensation costs	85	66
Provision (benefit) for deferred income taxes	(312)	(155)
Gain on disposal of assets	(124)	(79)
Loss on early extinguishment of debt	40	—
Provision for doubtful accounts	76	19
Changes in operating assets and liabilities:
Accounts receivable	(1,107)	(504)
Inventories	(463)	(161)
Accounts payable	183	177
Accrued employee compensation and other accrued liabilities	84	97
Income taxes payable	(189)	(68)
Other	6	(34)

Net cash flows from operating activities	682	578

Cash flows from investing activities:
Expenditures for capital assets	(1,651)	(1,005)
Proceeds from disposal of assets	215	152
Purchase of short-term investments	—	(250)
Proceeds from maturities of short-term investments	250	—
Acquisition of businesses, net of cash acquired	(5)	(852)
Other investing items, net	14	39

Net cash flows from investing activities	(1,177)	(1,916)

Cash flows from financing activities:
Net (payments) borrowings of commercial paper and other short-term debt	(41)	9
Net proceeds of long-term debt	742	1,479
Repayment of long-term debt	(813)	—
Proceeds from termination of interest rate swap agreements	26	—
Proceeds from issuance of common stock	144	29
Dividends	(195)	(175)
Purchase of noncontrolling interest	(26)	—
Other financing items, net	(1)	2

Net cash flows from financing activities	(164)	1,344

Effect of foreign exchange rate changes on cash	6	5

Increase (decrease) in cash and cash equivalents	(653)	11
Cash and cash equivalents, beginning of period	1,456	1,595

Cash and cash equivalents, end of period	$803	$1,606

Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$934	$516
Interest paid	$184	$96
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$78	$33
See accompanying notes to unaudited consolidated condensed financial statements.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements
NOTE 1. GENERAL
Nature of Operations
     Baker Hughes Incorporated (“Baker Hughes,” “Company,” “we,” “our” or “us”) is engaged in the oilfield services industry. We are a leading supplier of wellbore-related products and technology services and provide products and services for drilling, pressure pumping, formation evaluation, completion and production, and reservoir development services to the worldwide oil and natural gas industry. We also provide products and services to the downstream refining and process and pipeline industries.
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
Accounting Standards Updates
     In May 2011, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) 820, Fair Value Measurement. The Accounting Standards Update (“ASU”) conforms certain sections of ASC 820 to International Financial Reporting Standards in order to provide a single converged guidance on the measurement of fair value. This update also expands the existing disclosure requirements for fair value measurements. This ASU is effective for interim and annual periods beginning after December 15, 2011. We will adopt this ASU prospectively in the first quarter of 2012. We currently do not expect this ASU to have a material impact, if any, on our consolidated condensed financial statements.
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
     In September 2011, the FASB issued an update to ASC 350, Intangibles — Goodwill and Other. This ASU amends the guidance in ASC 350-20 on testing for goodwill impairment. The revised guidance allows entities testing for goodwill impairment to have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test annually for impairment. The ASU is limited to goodwill and does not amend the annual requirement for testing other indefinite-lived intangible assets for impairment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will adopt this ASU for our 2012 goodwill impairment testing. We do not expect this ASU to have a material impact, if any, on our consolidated condensed financial statements.
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

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
Recording of Assets Acquired and Liabilities Assumed
     The transaction has been accounted for using the acquisition method of accounting, and accordingly assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The excess of the consideration transferred over those fair values totaling $4,406 million was recorded as goodwill. The following table summarizes the amounts recognized for assets acquired and liabilities assumed.

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

Nine Months Ended
September 30, 2010
Pro Forma

Revenue	$11,480
Net income	$493
Basic net income per share	$1.14
Diluted net income per share	$1.14

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
NOTE 3. SEGMENT INFORMATION
     We conduct our business primarily through operating segments that are aligned with our geographic regions, which have been aggregated into the following five reportable segments:
•	North America (U.S. Land, U.S. Gulf of Mexico and Canada)

•	Latin America

•	Europe/Africa/Russia Caspian

•	Middle East/Asia Pacific

•	Industrial Services and Other
     We have aggregated our operating segments within each reportable segment because they have similar economic characteristics and because the long-term financial performance of the segments is affected by similar economic conditions. The performance of our segments is evaluated based on profit before tax, which is defined as income before income taxes, net interest expense, corporate expenses, and certain gains and losses not allocated to the segments. The financial results of BJ Services are included in each of the five reportable segments from the date of acquisition on April 28, 2010.
     Summarized financial information is shown in the following table.

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
Segments	Revenue	Profit (loss)	Revenue	Profit (loss)

North America	$2,716	$607	$2,006	$340
Latin America	568	71	431	9
Europe/Africa/Russia Caspian	850	105	757	47
Middle East/Asia Pacific	708	84	606	39
Industrial Services and Other	336	28	278	36

Total Operations	5,178	895	4,078	471
Corporate and Other	—	(78)	—	(54)
Interest expense, net	—	(58)	—	(39)
Loss on early extinguishment of debt	—	(40)	—	—
Acquisition-related costs	—	—	—	(12)

Total	$5,178	$719	$4,078	$366

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
Segments	Revenue	Profit (loss)	Revenue	Profit (loss)

North America	$7,436	$1,507	$4,411	$685
Latin America	1,583	205	1,087	31
Europe/Africa/Russia Caspian	2,427	243	2,213	196
Middle East/Asia Pacific	2,068	251	1,590	109
Industrial Services and Other	930	76	690	71

Total Operations	14,444	2,282	9,991	1,092
Corporate and Other	—	(208)	—	(159)
Interest expense, net	—	(164)	—	(93)
Loss on early extinguishment of debt	—	(40)	—	—
Acquisition-related costs	—	—	—	(78)

Total	$14,444	$1,870	$9,991	$762

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
NOTE 4. EARNINGS PER SHARE
     A reconciliation of the number of shares used for the basic and diluted earnings per share (“EPS”) computations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Weighted average common shares outstanding for basic EPS	437	432	436	381
Effect of dilutive securities — stock plans	2	1	2	1

Adjusted weighted average common shares outstanding for diluted EPS	439	433	438	382

Future potentially dilutive shares excluded from diluted EPS:
Options with an exercise price greater than the average market price for the period	3	7	3	7

NOTE 5. INCOME TAXES
     In the third quarter of 2011, total income tax expense of $13 million included a $214 million tax benefit associated with the reorganization of certain foreign subsidiaries to better align the Baker Hughes and BJ Services entities. As a result of the reorganization, previously accrued U.S. deferred income taxes related to those subsidiaries have been reduced by Baker Hughes foreign tax credits now available to offset future U.S. taxes.
NOTE 6. INVENTORIES
     Inventories, net of reserves, are comprised of the following:

	September 30,	December 31,
	2011	2010

Finished goods	$2,683	$2,283
Work in process	222	181
Raw materials	148	130

Total	$3,053	$2,594

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
     The changes in the carrying amount of goodwill are detailed below by reportable segment.

			Europe/	Middle	Industrial
			Africa/	East/	Services
	North	Latin	Russia	Asia	and
	America	America	Caspian	Pacific	Other	Total

Balance as of December 31, 2010	$2,731	$879	$936	$895	$428	$5,869
Purchase price adjustments for previous acquisitions	314	(293)	86	(42)	12	77
Acquisitions	4	—	—	—	—	4
Other adjustments	(3)	—	—	—	—	(3)

Balance as of September 30, 2011	$3,046	$586	$1,022	$853	$440	$5,947

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
     Intangible assets are comprised of the following:

	September 30, 2011			December 31, 2010
	Gross	Less:		Gross	Less:
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Definite lived intangibles:
Technology	$761	$218	$543	$760	$181	$579
Contract-based	18	9	9	20	11	9
Trade names	80	18	62	84	18	66
Customer relationships	496	66	430	495	39	456

Subtotal	1,355	311	1,044	1,359	249	1,110

Indefinite-lived intangibles:
Trade name	360	—	360	360	—	360
In-process research and development	90	—	90	99	—	99

Total	$1,805	$311	$1,494	$1,818	$249	$1,569

     Intangible assets are amortized either on a straight-line basis with estimated useful lives ranging from 2 to 20 years, or on a basis that reflects the pattern in which the economic benefits of the intangible assets are expected to be realized, which ranges from 15 to 30 years.
     Amortization expense for intangible assets included in net income for the three months and nine months ended September 30, 2011 was $25 million and $71 million, respectively, and is estimated to be $24 million for the remainder of fiscal year 2011. Estimated amortization expense for each of the subsequent five fiscal years is expected to be as follows: 2012 — $94 million; 2013 — $93 million; 2014 — $92 million; 2015 — $90 million; and 2016 — $89 million.
NOTE 8. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
     Our financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, debt, foreign currency forward contracts and interest rate swaps. Except as described below, the estimated fair value of such financial instruments at September 30, 2011 and December 31, 2010 approximates their carrying value as reflected in our consolidated condensed balance sheets.
Short-term Investments
     During the year ended December 31, 2010, we purchased short-term investments consisting of $250 million in U.S. Treasury Bills, which matured in May 2011 and were used to repay the $250 million principal amount of our 5.75% notes that matured in June 2011 (“5.75% Notes”).
Debt
     The estimated fair value of total debt at September 30, 2011 and December 31, 2010 was $4,635 million and $4,298 million, respectively, which differs from the carrying amount of $3,900 million and $3,885 million, respectively, included in our consolidated condensed balance sheets. The fair value was determined using Level 2 inputs including quoted period end market prices.
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

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
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
     We had outstanding foreign currency forward contracts with notional amounts aggregating $157 million and $156 million to hedge exposure to currency fluctuations in various foreign currencies at September 30, 2011 and December 31, 2010, respectively. These contracts are designated and qualify as fair value hedging instruments. The fair value was determined using Level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.
Interest Rate Swaps
     We are subject to interest rate risk on our debt and investment of cash and cash equivalents arising in the normal course of our business, as we do not engage in speculative trading strategies. We maintain an interest rate management strategy, which primarily uses a mix of fixed and variable rate debt that is intended to mitigate the exposure to changes in interest rates in the aggregate for our investment portfolio. We may use interest rate swaps to manage the economic effect of fixed rate obligations associated with certain debt.
     In September 2011, we redeemed in full our $500 million 6.5% fixed rate senior notes maturing November 2013 (“6.5% Notes”). Consequently, we terminated two related interest rate swap agreements resulting in a gain on the swap agreements of $25 million. The two swap agreements were entered into in June 2009 for a notional amount of $250 million each in order to hedge changes in the fair market value of the debt. The swap agreements had been designated and each qualified as a fair value hedging instrument.
Fair Value of Derivative Instruments
     The fair values of derivative instruments included in our consolidated condensed balance sheets were as follows:

		Fair Value
Derivative	Balance Sheet Location	September 30, 2011	December 31, 2010

Foreign Currency Forward Contracts	Other current assets	$3	$—
Foreign Currency Forward Contracts	Other accrued liabilities	$8	$2
Interest Rate Swaps	Other assets	$—	$24
     The effects of derivative instruments in our consolidated condensed statements of operations were as follows (amounts exclude any income tax effects):

		Gain (Loss) Recognized in Income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivative	Statement of Operations Location	2011	2010	2011	2010

Foreign Currency Forward Contracts	Marketing, general and administrative	$(3)	$11	$(6)	$1
Interest Rate Swaps	Interest expense	$2	$2	$8	$12
NOTE 9. INDEBTEDNESS
     In August 2011, we completed a private placement of $750 million 3.2% senior notes that have registration rights and will mature in August 2021 (“3.2% Notes”) under our Indenture dated October 28, 2008. Net proceeds from the offering were approximately $742 million after deducting the underwriting discounts and expenses of the offering. Interest is payable February 15 and August 15 of each year. The 3.2% Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future indebtedness; senior in right of payment to any future subordinated indebtedness; and effectively junior to our future secured indebtedness, if any, and structurally subordinated to all existing and future indebtedness of our subsidiaries. We may redeem, at our option, all or part of the 3.2% Notes at any time, at the applicable make-whole redemption prices plus accrued and unpaid interest to the date of redemption. In September 2011, we used $563 million of the net proceeds from the offering to redeem in full our 6.5% Notes, and the remainder will be used for general corporate purposes, which could include funding on-going operations, business acquisitions and repurchases of our common stock. The redemption of our 6.5% Notes resulted in a payment of a redemption premium of $63 million and in a pretax loss on the early extinguishment of this debt of $40 million, which includes the redemption

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
premium, the write off of the remaining original debt issuance costs and debt discount, partially offset by the $25 million gain from the termination of two related interest rate swap agreements.
     In June 2011, we repaid the $250 million principal amount of our 5.75% Notes using proceeds from U.S. Treasury Bills that matured in May 2011.
     In September 2011, we entered into a five-year committed $2.5 billion revolving credit facility maturing in September 2016. The new revolving credit facility replaced our existing committed revolving credit facilities of $500 million maturing in July 2012 and $1.2 billion maturing in March 2013, both of which were terminated in September 2011. There were no direct borrowings under committed revolving credit facilities during the nine months ended September 30, 2011. We also have a commercial paper program under which we may issue up to $1.0 billion in commercial paper with maturity of no more than 270 days. To the extent we have outstanding commercial paper, our ability to borrow under the facility is reduced. At September 30, 2011, we had no outstanding commercial paper.
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
     The components of net periodic cost are as follows for the three months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010	2011	2010

Service cost	$10	$8	$2	$2	$2	$3
Interest cost	5	5	8	8	2	2
Expected return on plan assets	(8)	(7)	(8)	(7)	—	—
Amortization of net loss	3	3	1	1	—	—

Net periodic cost (benefit)	$10	$9	$3	$4	$4	$5

     The components of net periodic cost are as follows for the nine months ended September 30:

					Other Postretirement
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Benefits
	2011	2010	2011	2010	2011	2010

Service cost	$28	$24	$6	$5	$6	$7
Interest cost	15	16	24	20	6	8
Expected return on plan assets	(24)	(21)	(24)	(17)	—	—
Amortization of prior service cost (benefit)	—	—	—	—	(2)	1
Amortization of net loss	7	9	3	3	—	—

Net periodic cost (benefit)	$26	$28	$9	$11	$10	$16

     We invest the plan assets of our U.S. and Non-U.S. pension plans in investments according to the policies developed by our investment committees. The changes in the fair value of our U.S. and Non-U.S. pension plans’ assets using Level 3 unobservable inputs for the three months and nine months ended September 30, 2011 were as follows:

	Three Months Ended September 30, 2011
	U.S.	Global		Non-U.S.	Non-U.S.
	Property	Property	Hedge	Property	Insurance
	Fund	Fund	Funds	Fund	Contracts	Total

Ending balance at June 30, 2011	$15	$—	$102	$20	$16	$153
Purchases (sales)	(7)	3	4	—	—	—
Unrealized gains (loss)	—	—	(4)	(1)	—	(5)
Transfers from Level 2 to Level 3	—	—	—	—	—	—

Ending balance at September 30, 2011	$8	$3	$102	$19	$16	$148

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)

	Nine Months Ended September 30, 2011
	U.S.	Global		Non-U.S.	Non-U.S.
	Property	Property	Hedge	Property	Insurance
	Fund	Fund	Funds	Fund	Contracts	Total

Ending balance at December 31, 2010	$14	$—	$—	$19	$16	$49
Purchases (sales)	(7)	3	4	—	—	—
Unrealized gains (loss)	1	—	—	—	—	1
Transfers from Level 2 to Level 3	—	—	98	—	—	98

Ending balance at September 30, 2011	$8	$3	$102	$19	$16	$148

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
OTHER
     In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees, which totaled approximately $1.2 billion at September 30, 2011. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our consolidated condensed financial statements.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements (continued)
NOTE 12. STOCKHOLDERS’ EQUITY
     The following tables summarize our stockholders’ equity activity.

		Capital		Accumulated
		in Excess		Other
	Common	of	Retained	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest	Total

Balance at December 31, 2010	$432	$7,005	$7,083	$(420)	$186	$14,286
Comprehensive income:
Net income attributable to Baker Hughes			1,425
Foreign currency translation adjustments				(32)	(1)
Defined benefit pension plan, net of tax of ($4)				5
Total comprehensive income						1,397
Issuance of common stock pursuant to employee stock plans	4	126				130
Tax benefit on stock plans		17				17
Stock-based compensation costs		85				85
Cash dividends ($0.45 per share)			(195)			(195)
Purchase of subsidiary shares of noncontrolling interests		11			(37)	(26)
Dividends paid to noncontrolling interests					(5)	(5)
Capital contribution from noncontrolling interest, and other					8	8
Change in noncontrolling interest associated with purchase price adjustment					66	66

Balance at September 30, 2011	$436	$7,244	$8,313	$(447)	$217	$15,763

		Capital		Accumulated
		in Excess		Other
	Common	of	Retained	Comprehensive	Noncontrolling
	Stock	Par Value	Earnings	Loss	Interest	Total

Balance at December 31, 2009	$312	$874	$6,512	$(414)	$—	$7,284
Comprehensive income:
Net income			477
Foreign currency translation adjustments				(41)
Defined benefit pension plans, net of tax of $(5)				18
Total comprehensive income						454
Issuance of common stock pursuant to employee stock plans	1	21				22
Issuance of common stock to acquire BJ Services	118	5,986				6,104
Tax benefit on stock plans		2				2
Stock-based compensation costs		66				66
Cash dividends ($0.45 per share)			(175)			(175)

Balance at September 30, 2010	$431	$6,949	$6,814	$(437)	$—	$13,757

     Total accumulated other comprehensive loss, net of tax, consisted of the following:

	September 30, 2011	December 31, 2010

Foreign currency translation adjustments	$(293)	$(261)
Pension and other postretirement benefits	(154)	(159)

Total accumulated other comprehensive loss	$(447)	$(420)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated condensed financial statements and the related notes thereto, as well as our Annual Report on Form 10-K/A for the year ended December 31, 2010 (“2010 Annual Report”). Phrases such as “Company,” “we,” “our” and “us” intend to refer to Baker Hughes Incorporated when used.
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
     We operate our business primarily through geographic regions that have been aggregated into five reportable segments: North America, Latin America, Europe/Africa/Russia Caspian, Middle East/Asia Pacific and Industrial Services and Other. The four geographical segments represent our oilfield operations.
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
     For the third quarter of 2011, we generated revenue of $5.18 billion, an increase of $1.10 billion or 27% compared to the same quarter a year ago. For the first nine months of 2011, revenue was $14.44 billion, an increase of $4.45 billion or 45% compared to the first nine months of 2010. The increase in revenue for both periods was due to the increase in activity and service intensity primarily in North America, driven by oil-directed drilling mainly in unconventional reservoirs. The increase in revenue for the first nine months of 2011 was also due to the acquisition of BJ Services Company (“BJ Services”) which occurred in April of 2010.
     Net income attributable to Baker Hughes was $706 million for the third quarter of 2011 compared to $255 million for the same quarter a year ago; and was $1.43 billion for the first nine months of 2011 compared to $477 million for the same period a year ago. The increase in net income for both periods was chiefly due to increased activity in North America and to a lesser extent internationally. Additionally, we recorded a $214 million tax benefit associated with the reorganization of certain foreign subsidiaries in the third quarter of 2011. The increase in net income for the first nine months of 2011 was also due to the acquisition of BJ Services.
     At September 30, 2011, we had approximately 55,100 employees compared to approximately 53,100 employees at December 31, 2010.
BUSINESS ENVIRONMENT
     Global economic growth and the resultant demand for oil and natural gas are the primary drivers of our customers’ expenditures to develop and produce oil and gas. The expansion of the global economy, following the recession of 2008/2009, continued through 2010 and into 2011. Spending by oil and natural gas exploration and production companies, which is dependent upon their forecasts regarding the expected future supply and future demand for oil and natural gas products and their estimates of costs to find, develop, and produce reserves, increased in the first nine months of 2011 compared to the same period a year ago. Changes in oil and natural gas exploration and production spending resulted in increased demand for our products and services, which is reflected in the rig count and other measures. Although growth in our customers’ activity has expanded throughout the first nine months of 2011, commodity prices experienced a significant decline in the third quarter of 2011. This decline was primarily driven by concerns surrounding European fiscal issues, growth reduction in China and the threat of a U.S. recession; all are factors that can affect the demand for oil and natural gas.
     In North America, customer spending on oil projects increased in 2011, resulting in a 58% increase in the North America oil-directed rig count in the third quarter of 2011 compared to the same period a year ago. The increase in oil-directed drilling reflected the global price of oil, which contracted somewhat during the third quarter of 2011, but continues to trade at an energy equivalent premium relative to natural gas in North America. Gas-directed drilling activity declined 8% in the third quarter of 2011 compared to the same period a year ago, as decreased activity in unconventional shale gas plays with relatively little associated natural gas liquids (dry gas) was partially offset by increased activity in the unconventional liquid-rich shale gas plays with relatively high volumes of associated natural gas liquids (wet gas). Despite relatively weak natural gas prices, spending on gas-directed projects in the third quarter of 2011 was supported by: (1) associated production of natural gas liquids and crude oil in certain basins; (2) hedges on production made in prior periods when future prices were higher; (3) the need of companies to drill and produce natural gas to hold leases acquired in earlier periods; and (4) the influx of equity from companies interested in developing a position in the unconventional shale resource plays.
     Outside of North America, customer spending is most heavily influenced by Brent oil prices, which were 47% higher in the third quarter of 2011 compared to the third quarter of 2010. While oil prices were higher year over year, recent concerns about European fiscal issues, growth reduction in China and the threat of a U.S. recession have restrained oil prices; however our customers’ spending was not adversely affected in the third quarter of 2011. This was reflected in a 5% increase in the rig count outside of North America.
Oil and Natural Gas Prices
     Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

WTI oil prices ($/Bbl)(1)	$89.54	$76.09	$95.47	$77.58
Brent oil prices ($/Bbl)(2)	112.38	76.41	111.44	77.26
Natural gas prices ($/mmBtu)(3)	4.05	4.28	4.21	4.56
(1)     Bloomberg West Texas Intermediate (“WTI”) Cushing Crude Oil Spot Price
(2)     Bloomberg Dated Brent (“Brent”)
(3)     Bloomberg Henry Hub Natural Gas Spot Price
     WTI oil prices averaged $89.54/Bbl in the third quarter of 2011. Prices ranged from a high of $99.87/Bbl in July 2011 to a low of $79.20/Bbl in September 2011. Oil prices weakened throughout the third quarter of 2011 driven by expectations of a slowdown of the worldwide economic recovery and energy demand growth, particularly in Europe. The International Energy Agency (“IEA”) estimated in its October 2011 Oil Market Report that worldwide demand would increase one million barrels per day or 1% to 89.2 million barrels per day in 2011, up from 88.2 million barrels per day in 2010.
     Natural gas prices averaged $4.05/mmBtu in the third quarter of 2011. Natural gas prices traded in a range between $4.55/mmBtu and $3.67/mmBtu in the third quarter of 2011. At the end of the quarter, working natural gas in storage was 3,409 Bcf, which remained relatively flat compared to the corresponding week in 2010.
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

     Our rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2011	2010	Change	2011	2010	Change

U.S. — land and inland waters	1,911	1,601	19%	1,805	1,459	24%
U.S. — offshore	34	18	89%	30	35	(14)%
Canada	441	360	23%	401	327	23%

North America	2,386	1,979	21%	2,236	1,821	23%

Latin America	437	385	14%	421	383	10%
North Sea	38	39	(3)%	40	42	(5)%
Continental Europe	85	53	60%	77	50	54%
Africa	71	84	(15)%	76	83	(8)%
Middle East	289	273	6%	288	263	10%
Asia Pacific	249	276	(10)%	258	267	(3)%

Outside North America	1,169	1,110	5%	1,160	1,088	7%

Worldwide	3,555	3,089	15%	3,396	2,909	17%

Third Quarter of 2011 Compared to the Third Quarter of 2010
     The rig count in North America increased 21% reflecting a 65% increase in the U.S. oil-directed rig count partially offset by an 8% decrease in the U.S. gas-directed rig count, and a 39% increase in the Canadian oil-directed rig count partially offset by a 3% decrease in the Canadian gas-directed rig count. Outside North America the rig count increased 5%. The rig count in Latin America increased due to higher rig activity in all geomarkets within the region. The increase in the Continental Europe geomarket was led by Turkey, Poland and Germany. The rig count in Africa decreased chiefly due to the shutdown of activity in Libya partially offset with stronger activity in Algeria, Gabon and Congo. The rig count increased in the Middle East primarily due to higher activity in Kuwait, Egypt and Abu Dhabi, partially offset by declines in activity in Yemen and Syria. In the Asia Pacific region, activity decreased primarily in Indonesia, Malaysia and Vietnam while activity increased in India.
RESULTS OF OPERATIONS
     The discussions below relating to significant line items from our consolidated condensed statements of operations are based on available information and represent our analysis of significant changes or events that impact the comparability of reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items. We acquired BJ Services on April 28, 2010; therefore, our results of operations for the nine months ended September 30, 2010 include the results of its operations from that date. In addition, the discussion below for revenue and cost of revenue is on a total basis as the business drivers for the individual components of product sales and services are similar. All dollar amounts in tabulations in this section are in millions of dollars, unless otherwise stated.
Revenue and Profit Before Tax
     The performance of our segments is evaluated based on segment profit before tax, which is defined as income before income taxes, interest expense, interest income, and certain gains and losses not allocated to the segments.

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2011	2010	(decrease)	% Change	2011	2010	(decrease)	% Change

Revenue:
North America	$2,716	$2,006	$710	35%	$7,436	$4,411	$3,025	69%
Latin America	568	431	137	32%	1,583	1,087	496	46%
Europe/Africa/Russia Caspian	850	757	93	12%	2,427	2,213	214	10%
Middle East/Asia Pacific	708	606	102	17%	2,068	1,590	478	30%
Industrial Services and Other	336	278	58	21%	930	690	240	35%

Total	$5,178	$4,078	$1,100	27%	$14,444	$9,991	$4,453	45%

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2011	2010	(decrease)	% Change	2011	2010	(decrease)	% Change

Profit Before Tax:
North America	$607	$340	$267	79%	$1,507	$685	$822	120%
Latin America	71	9	62	689%	205	31	174	561%
Europe/Africa/Russia Caspian	105	47	58	123%	243	196	47	24%
Middle East/Asia Pacific	84	39	45	115%	251	109	142	130%
Industrial Services and Other	28	36	(8)	(22)%	76	71	5	7%

Total	$895	$471	$424	90%	$2,282	$1,092	$1,190	109%

Third Quarter of 2011 Compared to the Third Quarter of 2010
     Revenue for the third quarter of 2011 increased $1.10 billion or 27% compared to the third quarter of 2010. The primary drivers of the change included increased activity and improved pricing in the U.S. Land and Canada markets and to a lesser extent, increased activity in our international segments.
     Profit before tax for the third quarter of 2011 increased $424 million or 90% compared to the third quarter of 2010. These increases were primarily due to strong activity in the North America segment where increased service intensity in the unconventional markets has led to increased efficiency, utilization, and pricing improvement. Additionally, profit before tax also benefitted from worldwide cost management initiatives.
North America
     North America revenue increased 35% or $710 million in the third quarter of 2011 compared with the third quarter of 2010. Revenue and pricing increases were supported by a 19% increase in the U.S. land and inland waters rig count and a 23% increase in the Canada rig count. The unconventional reservoirs are demanding our best technology to deliver longer horizontals, complex completions, increasing hydraulic fracturing (“frac”) horsepower and more frac stages resulting in improved pricing and higher revenue. Revenue in the Gulf of Mexico improved appreciably compared to the third quarter of 2010, as permitting modestly improved.
     North America profit before tax increased 79% or $267 million in the third quarter of 2011 compared with the third quarter of 2010. In addition to increased revenue, the primary drivers of the increased profitability included improved tool utilization, improved absorption of manufacturing and other overhead, and higher pricing. Although there is positive progress in the Gulf of Mexico, the pace of re-permitting has not enabled activity to return to pre-Macondo levels.
Latin America
     Latin America revenue increased 32% or $137 million in the third quarter of 2011 compared with the third quarter of 2010 outpacing the 14% increase in the Latin America rig count. The primary drivers of the increase were sales of artificial lift and drilling systems in the Andean and Venezuela geomarkets, and drilling systems in the Brazil geomarket.
     Latin America profit before tax increased $62 million in the third quarter of 2011 compared to the third quarter of 2010 primarily due to revenue improvements in the Andean, Venezuela and Mexico geomarkets and price improvements in Argentina, partially offset by an increase in costs in the Brazil geomarket.
Europe/Africa/Russia Caspian (“EARC”)
     EARC revenue increased 12% or $93 million in the third quarter of 2011 compared to the third quarter of 2010. The primary drivers of the increase were sales of drilling fluids in the Norway geomarket; directional drilling and wireline sales in the Continental Europe geomarket; and higher drilling fluids and drilling systems activity in Nigeria; partially offset by the impact of decreased sales in Libya where our operations have ceased pending normal resumption of operations upon resolution of the conflict.
     EARC profit before tax increased 123% or $58 million in the third quarter of 2011 compared to the third quarter of 2010. Improved profit before tax in the Europe and Africa regions were driven by higher activity in Norway and Sub Sahara Africa geomarkets, partially offset by an unfavorable product mix and transient costs in Europe in the third quarter of 2011.

Middle East/Asia Pacific (“MEAP”)
     MEAP revenue increased $102 million or 17% in the third quarter of 2011 compared to the third quarter of 2010. The increase in this segment was attributable to higher activity in directional drilling and artificial lift systems and share gains from the Saudi Arabia geomarket and increased wireline and completion activity in the Southeast Asia geomarket, with significant revenue gain in Iraq on production enhancement activity, partially offset by slower deliveries in Egypt.
     MEAP profit before tax increased 115% or $45 million in the third quarter of 2011 compared to the third quarter of 2010 in line with the revenue increases in Southeast Asia and Saudi Arabia geomarkets, compensating for start-up activities in Iraq.
Industrial Services and Other
     Industrial Services and Other revenue increased 21% in the third quarter of 2011 compared to the third quarter of 2010. Industrial Services and Other profit before tax decreased 22% or $8 million in the third quarter of 2011 compared to the third quarter of 2010, primarily driven by an overall increase in cost of goods and services sold.
Nine months ended September 30, 2011 compared to nine months ended September 30, 2010
     Revenue for the nine months ended September 30, 2011 increased $4.45 billion or 45% compared to the nine months ended September 30, 2010. The primary drivers of the change included increased activity and improved pricing in the U.S. Land and Canada markets and to a lesser extent, increased activity in our international segments. The increase is also due to the acquisition of BJ Services in April 2010.
     Profit before tax for the nine months ended September 30, 2011 increased $1.19 billion or 109% compared to the nine months ended September 30, 2010, primarily due to strong activity in the North America segment where increased activity has led to increased utilization, improved absorption of manufacturing and other overhead costs, and realized pricing improvement, and to a lesser extent, higher profits in the Latin America and Middle East/Asia Pacific segments as a result of cost management, improvements in operational efficiency and improved absorption of fixed costs. The increase is also due to the acquisition of BJ Services in April 2010.
Costs and Expenses
     The table below details certain consolidated condensed statement of operations data and their percentage of revenue for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010

Revenue	$5,178	100%	$4,078	100%	$14,444	100%	$9,991	100%
Cost of revenue	3,931	76%	3,189	78%	11,146	77%	7,763	78%
Research and engineering	117	2%	118	3%	337	2%	324	3%
Marketing, general and administrative	313	6%	354	9%	887	6%	971	10%
Cost of Revenue
     Cost of revenue as a percentage of revenue was 76% and 78% for the three months ended September 30, 2011 and 2010, respectively; and was 77% and 78% for the nine months ended September 30, 2011 and 2010, respectively. These decreases were due primarily to improved pricing in North America, and efficiency and cost management initiatives globally.
Research and Engineering
     Research and engineering expenses increased 4% for the nine months ended September 30, 2011, compared to the same period a year ago as we continue to be committed to developing and commercializing new technologies as well as investing in our core product offerings.
Marketing, General and Administrative
     Marketing, general and administrative (“MG&A”) expenses decreased 12% and 9% for the three months and nine months ended September 30, 2011, respectively, compared to the same periods a year ago. These decreases resulted primarily from reductions in expenses as a result of cost cutting measures implemented in the latter half of 2010 and synergies we are realizing as we continue to integrate BJ Services into our operations.
Interest Expense, net
     Interest expense, net of interest income, increased $19 million and $71 million for the three months and nine months ended September 30, 2011, respectively, compared to the same periods a year ago. These increases were primarily due to the issuance of $1.5 billion of debt in August 2010 and the issuance of $750 million of debt in August 2011. In addition, the increase for the nine months ended September 30, 2011 is due to the assumption of $500 million of debt associated with the acquisition of BJ Services in April 2010.
Loss on Early Extinguishment of Debt
     In September 2011, we redeemed in full our $500 million 6.5% fixed rate senior notes maturing November 2013 and paid a redemption premium of $63 million. The redemption resulted in a pretax loss on the early extinguishment of debt of $40 million which includes the redemption premium, the write off of the remaining original debt issuance costs and debt discount, partially offset by the $25 million gain from the termination of two related interest rate swap agreements.
Income Taxes
     Total income tax expense was $13 million and $445 million for the three months and nine months ended September 30, 2011, respectively. These amounts include a $214 million tax benefit associated with the reorganization of certain foreign subsidiaries. Excluding the impact of the reorganization, our effective tax rate on operating profits for the three months and nine months ended September 30, 2011 was 31.6% and 35.2%, respectively. The third quarter tax expense also included other discrete tax benefits of $23 million and was positively impacted by a more favorable mix of geographic income, partially offset by state income taxes. For the nine months ended September 30, 2011, the effective tax rate was negatively impacted by the $70 million impairment of assets in Libya recorded in the second quarter for which there was no tax benefit.
     During the third quarter, we reorganized a portion of our foreign subsidiaries to better align certain Baker Hughes and BJ Services entities. As a result of the reorganization, previously accrued U.S. deferred income taxes related to those subsidiaries have been reduced by Baker Hughes foreign tax credits now available to offset future U.S. taxes.
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
     The primary drivers impacting the 2011 business environment include the following:
•	Worldwide Economic Growth — The global economy is continuing its expansion following the recession of 2008/2009. Economic growth has been strongest in China and the other emerging and developing countries outside the OECD. While important in terms of total consumption, the developed economies of OECD countries are expected to experience relatively modest economic growth and will not contribute meaningfully to incremental oil or natural gas demand. In contrast, the emerging and developing countries outside the OECD are expected to drive most of the world’s incremental energy demand. As of the third quarter 2011, the risks to the global economic recovery continue to be the sovereign and financial troubles within the Euro area and policies to redress fiscal imbalances in the advanced economies in general.

•	Demand for Hydrocarbons — The IEA in its October 2011 Oil Market Report said that it expects global demand for oil to increase one million barrels per day in 2011 relative to 2010. While forecasts by IEA, EIA and OPEC have been revised modestly lower in the past few months, primarily as a reaction to higher oil prices and uncertainty regarding the strength of the economic recovery, the expected increase in demand for hydrocarbons is expected to support increased spending to develop oil and natural gas resources.

•	Production of Hydrocarbons — Global spare production capacity is relatively limited and is proving to be inadequate to decouple oil prices from geopolitical supply disruptions throughout North Africa and the Middle East. Several key OPEC countries have announced plans to increase their exploration and development efforts to develop resources to meet the expected increase in global demand. In response to higher oil prices, certain OPEC countries have stated they will increase productive capacity.

•	Oil and Natural Gas Prices — With oil prices trading between $80/Bbl and $100/Bbl most resource plays will provide adequate returns to encourage incremental investment. In North America, natural gas prices are lower, on a Btu-equivalent basis, but are supporting attractive returns in those conventional and unconventional resource plays with relatively high portions of associated crude oil or natural gas liquids production.
     Activity and Spending Outlook for North America — Overall customer spending in North America is expected to increase in the fourth quarter of 2011 compared to the fourth quarter of 2010. Resource plays with crude oil and natural gas liquids content are attracting incremental investment while investment in dry gas plays has declined. Service intensity has increased in North America as customers are demanding advanced directional drilling, more complex completion systems and pressure pumping to develop the unconventional shale resource plays. The demand for these key technologies has grown faster than the industry’s ability to produce resulting in support for higher prices. Activity in Canada is expected to increase sequentially in the fourth quarter, recovering from its seasonally low second quarter and building to a seasonally high peak in the first quarter. In the Gulf of Mexico, activity on the continental shelf has remained steady, while the third quarter saw an increase in deep water permits and subsequently deep water drilling. The level of activity in the deep water Gulf of Mexico remains well below pre-moratorium levels; however, we have confidence that as the permitting process is better understood deepwater activity will ultimately return to pre-Macondo levels. We are investing in our people and processes to ensure that we will be fully compliant with the new and more stringent regulatory requirements in the Gulf of Mexico, for which costs will continue over the next several quarters.
     Activity and Spending Outlook Outside North America — International activity is driven primarily by the price of oil which is high enough to provide attractive economic returns in almost every region. Customers are expected to increase spending to develop new resources and offset declines from existing developed resources. Areas that are expected to see increased spending throughout the rest of the year include: the Middle East, in particular Saudi Arabia, Kuwait and Abu Dhabi, which have announced significant increases to their spending plans; Brazil with the investment in the pre-salt resources; and Colombia which has seen a rapid expansion associated with improved fiscal terms for our customers.
     Capital Expenditures — Our capital expenditures, excluding acquisitions, are expected to be between $2.3 billion and $2.4 billion for 2011. A significant portion of our planned capital expenditures can be adjusted to reflect changes in our expectations for future customer spending. We will manage our capital expenditures to match market demand.

LIQUIDITY AND CAPITAL RESOURCES
     Our objective in financing our business is to maintain adequate financial resources and access to sufficient liquidity. At September 30, 2011, we had cash and cash equivalents of $803 million, of which approximately $701 million was held by foreign subsidiaries. A substantial portion of the cash held by foreign subsidiaries at September 30, 2011, was reinvested in our international operations as our intent is to use cash to, among other things, fund the operations of our foreign subsidiaries. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds based on applicable U.S. tax rates net of foreign taxes. In addition, we had $2.5 billion available for borrowing under committed revolving credit facilities with commercial banks. We believe that cash on hand and cash flows from operations will provide sufficient liquidity to manage our global cash needs. We may, if necessary, also issue commercial paper or other short-term debt to fund cash needs.
     Our capital planning process is focused on utilizing cash flows generated from operations in ways that enhance the value of our company. In the nine months ended September 30, 2011, we used cash to fund a variety of activities including working capital needs, capital expenditures, repayment of debt and dividends.
Cash Flows
     Cash flows provided (used) by continuing operations, by type of activity, were as follows for the nine months ended September 30:

	2011	2010

Operating activities	$682	$578
Investing activities	(1,177)	(1,916)
Financing activities	(164)	1,344
     Statements of cash flows for our entities with international operations that are local currency functional exclude the effects of the changes in foreign currency exchange rates that occur during any given period, as these are noncash changes. As a result, changes reflected in certain accounts on the consolidated condensed statements of cash flows may not reflect the changes in corresponding accounts on the consolidated condensed balance sheets.
Operating Activities
     Cash flows from operating activities provided cash of $682 million and $578 million in the nine months ended September 30, 2011 and 2010, respectively. This increase in cash flows of $104 million was primarily due to an increase in net income, adjusted for noncash items, partially offset by a change in net operating assets and liabilities, which used more cash in the nine months ended September 30, 2011 compared to the same period in 2010.
     The underlying drivers of the significant changes in net operating assets and liabilities were as follows:
•	An increase in accounts receivable used cash of $1,107 million and $504 million in the nine months ended September 30, 2011 and 2010, respectively, resulting from revenue growth. The change in accounts receivable was primarily due to an increase in activity and an increase in the days sales outstanding (defined as the average number of days our net trade receivables are outstanding based on quarterly revenue) of approximately 5 days due primarily to temporary invoicing delays resulting from the implementation of our enterprise wide software for BJ Services in North America.

•	Inventory used cash of $463 million and $161 million in the nine months ended September 30, 2011 and 2010, respectively, driven by higher inventory levels required to support anticipated increases in production volume.

•	An increase in accounts payable provided cash of $183 million and $177 million in the nine months ended September 30, 2011 and 2010, respectively, resulting from an increase in operating assets to support increased activity.

•	A decrease in income taxes payable used cash of $189 million and $68 million in the nine months ended September 30, 2011 and 2010, respectively. This change is due primarily to an increase in income taxes paid of $418 million partially offset by the increase in the provision for income taxes in the first nine months of 2011 compared to the same period in 2010.
Investing Activities
     Our principal recurring investing activity was the funding of capital expenditures to ensure that we have the appropriate levels and types of machinery and equipment in place to generate revenue from operations. Expenditures for capital assets totaled $1,651 million and $1,005 million in the nine months ended September 30, 2011 and 2010, respectively. While the majority of these expenditures were for machinery and equipment, we have continued our spending on new facilities, expansions of existing facilities and other infrastructure projects.

     Proceeds from the disposal of assets were $215 million and $152 million in the nine months ended September 30, 2011 and 2010, respectively. These disposals related to equipment that was lost-in-hole, and property, machinery and equipment no longer used in operations that was sold during the period.
     During the nine months ended September 30, 2010, we purchased $250 million of short-term investments consisting of U.S. Treasury Bills. The U.S. Treasury Bills matured in May of 2011 and we received proceeds of $250 million.
     We routinely evaluate potential acquisitions of businesses of third parties that may enhance our current operations or expand our operations into new markets or product lines. During the nine months ended September 30, 2010, we paid cash of $680 million, net of cash acquired of $113 million, related to the BJ Services acquisition, and $172 million, net of cash acquired of $5 million, for several other acquisitions.
Financing Activities
     We had net repayments of commercial paper and other short-term debt of $41 million compared to net borrowings of $9 million in the nine months ended September 30, 2011 and 2010, respectively. In addition, in August 2011, we completed a private placement of $750 million 3.2% senior notes that have registration rights and will mature in August 2021, resulting in net proceeds of approximately $742 million after deducting the underwriting discounts and expenses of the offering. The 3.2% notes may only be transferred or resold in a transaction registered under or exempt from registration requirements of federal and state securities laws. In September 2011, we used $563 million of the net proceeds to redeem our 6.5% notes. The remaining net proceeds from the offering will be used for general corporate purposes, which could include funding on-going operations, business acquisitions and repurchases of our common stock. In June 2011, we repaid $250 million of our 5.75% notes that matured. Total debt outstanding at September 30, 2011 was $3.90 billion and $3.89 billion at December 31, 2010. The total debt to total capitalization (defined as total debt plus stockholders’ equity) ratio was 20% at September 30, 2011 and 21% at December 31, 2010.
     We received proceeds of $144 million and $29 million in the nine months ended September 30, 2011 and 2010, respectively, from the issuance of common stock through the exercise of stock options and the employee stock purchase plan. Additionally, we paid dividends of $195 million and $175 million in the nine months ended September 30, 2011 and 2010, respectively.
     Our Board of Directors has authorized a program to repurchase our common stock from time to time. In the nine months ended September 30, 2011 and 2010, we did not repurchase any shares of our common stock. At September 30, 2011, we had authorization remaining to repurchase up to a total of $1.2 billion of our common stock.
Available Credit Facilities
     At September 30, 2011, we had a $2.5 billion committed revolving credit facility with commercial banks. This facility contains certain covenants which, among other things, restrict certain merger transactions or the sale of all or substantially all of our assets or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the facility may be accelerated. Such events of default include payment defaults to lenders under the facility, covenant defaults and other customary defaults. At September 30, 2011, we were in compliance with all of the facility’s covenants. There were no direct borrowings under committed credit facilities during the nine months ended September 30, 2011. We also have a commercial paper program under which we may issue up to $1.0 billion in commercial paper with maturity of no more than 270 days. To the extent we have outstanding commercial paper our ability to borrow under the facility is reduced. At September 30, 2011, we had no outstanding commercial paper.
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
     In 2011, we expect capital expenditures to be between $2.3 billion and $2.4 billion, excluding any amount related to acquisitions. The expenditures are expected to be used primarily for normal, recurring items necessary to support the growth of our business and operations. A significant portion of our capital expenditures can be adjusted based on future activity of our customers. We will manage our capital expenditures to match market demand.
     In 2011, we expect to make interest payments of between $215 million and $225 million, based on our current expectations of debt levels. We anticipate making income tax payments of between $1.1 billion and $1.2 billion in 2011.
     We may repurchase our common stock depending on market conditions, applicable legal requirements, our liquidity and other considerations. We anticipate paying dividends of between $255 million and $265 million in 2011; however, the Board of Directors can change the dividend policy at any time.
     For all pension plans, we make annual contributions to the plans in amounts equal to or greater than amounts necessary to meet minimum governmental funding requirements. In 2011, we expect to contribute between $65 million and $85 million to our defined benefit pension plans. We also expect to make benefit payments related to postretirement welfare plans of between $16 million and $18 million, and we estimate we will contribute between $187 million and $203 million to our defined contribution plans.
Accounting Standards Updates
     In May 2011, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) 820, Fair Value Measurement. The Accounting Standards Update (“ASU”) conforms certain sections of ASC 820 to International Financial Reporting Standards in order to provide a single converged guidance on the measurement of fair value. This update also expands the existing disclosure requirements for fair value measurements. This ASU is effective for interim and annual periods beginning after December 15, 2011. We will adopt this ASU prospectively in the first quarter of 2012. We currently do not expect this ASU to have a material impact, if any, on our consolidated condensed financial statements.
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
     In September 2011, the FASB issued an update to ASC 350, Intangibles — Goodwill and Other. This ASU amends the guidance in ASC 350-20 on testing for goodwill impairment. The revised guidance allows entities testing for goodwill impairment to have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test annually for impairment. The ASU is limited to goodwill and does not amend the annual requirement for testing other indefinite-lived intangible assets for impairment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will adopt this ASU for our 2012 goodwill impairment testing. We do not expect this ASU to have a material impact, if any, on our consolidated condensed financial statements.
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
Foreign Currency Forward Contracts
     At September 30, 2011, we had outstanding foreign currency forward contracts with notional amounts aggregating $157 million to hedge exposure to currency fluctuations in various foreign currencies. These contracts are designated and qualify as fair value hedging instruments. The fair value of the contracts outstanding at September 30, 2011, based on quoted market prices as of September 30, 2011, for contracts with similar terms and maturity dates, was $3 million included in other current assets and $8 million included in other accrued liabilities in the consolidated condensed balance sheet. The effect of foreign currency forward contracts on the consolidated condensed statement of operations for the three months and nine months ended September 30, 2011 was $3 million and $6 million, respectively, of foreign exchange losses, which were included in marketing, general and administrative expenses. These net losses offset designated foreign exchange net gains resulting from the underlying exposures of the hedged items.
Interest Rate Swaps
     We are subject to interest rate risk on our debt and investment of cash and cash equivalents arising in the normal course of our business, as we do not engage in speculative trading strategies. We maintain an interest rate management strategy, which primarily uses a mix of fixed and variable rate debt that is intended to mitigate the exposure to changes in interest rates in the aggregate for our investment portfolio. We use interest rate swaps to manage the economic effect of fixed rate obligations associated with certain debt when appropriate.
     In September 2011, we redeemed in full our 6.5% notes. Consequently, we terminated two related interest rate swap agreements resulting in a gain on the swaps of $25 million. The two swap agreements were entered into in June 2009 for a notional amount of $250 million each in order to hedge changes in the fair market value of the related notes. The swap agreements had been designated and each qualified as a fair value hedging instrument. The effect of the swaps on the consolidated condensed statement of operations for the three months and nine months ended September 30, 2011 was a reduction in interest expense of $2 million and $8 million, respectively.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this quarterly report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, as of September 30, 2011, our disclosure controls and procedures, as defined by Rule 13a-15(e) of the Exchange Act, are effective at a reasonable assurance level. There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
PART II — OTHER INFORMATION
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
ITEM 1A. RISK FACTORS
     As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in our “Risk Factors” in the 2010 Annual Report, the Form 10-Q for the period ended March 31, 2011, and the Form 10-Q for the period ended June 30, 2011 as well as the following risk factor:
     Our business is subject to geopolitical, terrorism risks and other threats.
     Geopolitical and terrorism risks continue to grow in several key countries where we do business. Geopolitical and terrorism risks could lead to, among other things, a loss of our investment in the country, impair the safety of our employees and impair our ability to conduct our operations. During the nine months ended September 30, 2011, there was political unrest in North Africa, and in particular Libya, where our operations have ceased pending resolution of the conflict. As of September 30, 2011, we have assets remaining in Libya totaling approximately $77 million.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table contains information about our purchases of equity securities during the three months ended September 30, 2011.

Issuer Purchases of Equity Securities
						Maximum
			Total Number			Number (or
			of Shares			Approximate
			Purchased as			Dollar Value) of
			Part of a		Total Number	Shares that May
	Total Number	Average Price	Publicly	Average Price	of Shares	Yet Be Purchased
	of Shares	Paid Per Share	Announced	Paid Per Share	Purchased in	Under the
Period	Purchased(1)	(1)	Program(2)	(2)	the Aggregate	Program(3)

July 1-31, 2011	40,584	$78.86	—	$—	40,584	$—
August 1-31, 2011	10,557	58.61	—	—	10,557	—
September 1-30, 2011	1,120	52.20	—	—	1,120	—

Total	52,261	$74.20	—	$—	52,261	$1,197,127,803

(1)	Represents shares purchased from employees to pay the option exercise price related to stock-for-stock exchanges in option exercises or to satisfy the tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock units.

(2)	There were no share repurchases during the three months ended September 30, 2011.

(3)	Our Board of Directors has authorized a plan to repurchase our common stock from time to time. During the three months ended September 30, 2011, we did not repurchase shares of our common stock. We had authorization remaining to repurchase up to a total of approximately $1.2 billion of our common stock.

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

4.1	First Supplemental Indenture dated August 17, 2011 between Baker Hughes Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of the Notes) (filed as Exhibit 4.2 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on August 23, 2011).

10.1	Purchase Agreement dated August 10, 2011 among Baker Hughes Incorporated and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several initial purchasers named therein (filed as Exhibit 10.1 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on August 15, 2011).

10.2	Registration Rights Agreement dated August 17, 2011 among Baker Hughes Incorporated and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several initial purchasers named therein (filed as Exhibit 10.1 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on August 23, 2011).

10.3	Credit Agreement dated as of September 13, 2011, among Baker Hughes Incorporated, JPMorgan Chase Bank, N.A., as Administrative Agent and twenty-one lenders for $2.5 billion, in the aggregate for all banks (filed as Exhibit 10.1 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on September 15, 2011).

31.1*	Certification of Chad C. Deaton, Chief Executive Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Peter A. Ragauss, Chief Financial Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32*	Statement of Chad C. Deaton, Chief Executive Officer, and Peter A. Ragauss, Chief Financial Officer, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

99.1*	Mine Safety Disclosure.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BAKER HUGHES INCORPORATED (Registrant)

Date: November 2, 2011	By:	/s/ PETER A. RAGAUSS
Peter A. Ragauss
Senior Vice President and Chief Financial Officer

Date: November 2, 2011	By:	/s/ ALAN J. KEIFER
Alan J. Keifer
Vice President and Controller