Form 10-K
period 2011-12-31
BAKER HUGHES INC
filed 2012-02-24
CIK 808362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [X ] NO [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES [  ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ] NO [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price on June 30, 2011 reported by the New York Stock Exchange) was approximately $31,476,833,000.

As of February 16, 2012, the registrant has outstanding 437,571,000 shares of common stock, $1 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Baker Hughes Incorporated

2929 Allen Parkway, Suite 2100

Houston, TX 77019-2118

Attention: Investor Relations

Telephone: (713) 439-8039

ABOUT BAKER HUGHES

Baker Hughes is a leading supplier of oilfield services, products, technology and systems to the worldwide oil and natural gas industry. We also provide industrial and other products and services to the downstream refining, and the process and pipeline industries. Baker Hughes was formed as a corporation in April 1987 in connection with the combination of Baker International Corporation and Hughes Tool Company. We may conduct our operations through subsidiaries, affiliates, ventures and alliances. We operate in more than 80 countries around the world and our corporate headquarters is in Houston, Texas. As of December 31, 2011, we had approximately 57,700 employees, of which approximately 57% work outside the United States (“U.S.”).

Our global oilfield operations are organized into a number of geomarket organizations, which are combined into and report to nine region presidents, who in turn report to two hemisphere presidents. In addition, certain support operations are organized at the enterprise level and include the product line marketing and technology, supply chain, and information technology organizations, which comprise the Global Products and Services group.

Through the geographic organization, we have placed our management close to our customers, facilitating stronger customer relationships and allowing us to react quickly to local market conditions and customer needs. The geographic organization supports our oilfield operations and is responsible for sales, field operations and well site execution. Western Hemisphere operations consist of four regions - Canada, headquartered in Calgary, Alberta; and U.S. Land, Gulf of Mexico and Latin America regions, all headquartered in Houston, Texas. Eastern Hemisphere operations consist of five regions - Europe, headquartered in London, England; Africa, headquartered in Paris, France; Russia Caspian, headquartered in Moscow, Russia; Middle East, headquartered in Dubai, United Arab Emirates; and Asia Pacific, headquartered in Kuala Lumpur, Malaysia.

Within the Global Products and Services group, the product line marketing and technology organization is responsible for product development, technology, marketing and delivery of innovative and reliable solutions for our customers to advance their reservoir performance. This enterprise organization facilitates cross-product line technology development, sales processes and integrated operations capabilities. The supply chain organization is responsible for development of cost-effective procurement and manufacturing of our products and services. The supply chain organization also focuses on product reliability and quality, process efficiency and increased tool utilization.

On April 28, 2010, we completed the acquisition of BJ Services Company (“BJ Services”), a leading provider of pressure pumping and other oilfield services, for $6.9 billion in cash and stock. This acquisition provided us with a proven leader in the areas of pressure pumping, stimulation and fracturing and complements our existing product portfolio, allowing us to provide a full suite of products and services to meet the needs of our customers. Our results are inclusive of BJ Services’ results from the acquisition date.

We report financial results for five segments. Four of these segments represent our oilfield operations and their geographic organization as detailed below:

•	North America (U.S. Land, Gulf of Mexico and Canada)
•	Latin America
•	Europe/Africa/Russia Caspian
•	Middle East/Asia Pacific

In addition to the above, we report in our Industrial Services and Other segment the financial results for downstream chemicals, process and pipeline services, and the reservoir development services group.

Further information about our segments is set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 11 of the Notes to Consolidated Financial Statements in Item 8 herein.

PRODUCTS AND SERVICES

Oilfield Operations

We offer a full suite of products and services to our customers around the world. Our oilfield products and services fall into one of two groups, Drilling and Evaluation or Completion and Production. This classification is based on the two major phases of constructing an oil and/or natural gas well and how our products and services are utilized for each phase.

•	The Drilling and Evaluation group consists of the following products and services:

¡	Drill Bits - includes Tricone TM and PDC or “diamond” drill bits used for performance drilling, hole enlargement and coring.

¡

Drilling Services - includes conventional and rotary steerable systems used to drill wells directionally and horizontally; measurement-while-drilling and logging-while-drilling systems used to perform reservoir navigation services; drilling optimization services; tools for coil tubing drilling and wellbore re-entry systems; coring drilling systems; and surface logging.

¡

Wireline Services - includes tools for both open hole and cased hole well logging used to gather data to perform petrophysical and geophysical analysis; reservoir evaluation coring; casing perforation; fluid characterization; production logging; well integrity testing; pipe recovery; and seismic and microseismic services.

¡	Drilling and Completion Fluids - includes emulsion and water-based drilling fluids systems; reservoir drill-in fluids; and fluids environmental services.

•	The Completion and Production group consists of the following products and services:

¡

Completion Systems - includes products and services used to control the flow of hydrocarbons within a wellbore including sand control systems; liner hangers; wellbore isolation; expandable tubulars; multilaterals; safety systems; packers and flow control; and tubing conveyed perforating.

¡

Wellbore Intervention - includes products and services used in existing wellbores to improve their performance including thru-tubing fishing; thru-tubing inflatables; conventional fishing; casing exit systems; production injection packers; remedial and stimulation tools; and wellbore cleanup.

¡

Intelligent Production Systems - includes products and services used to monitor and dynamically control the production from individual wells or fields including production decisions services; chemical injection services; well monitoring services; intelligent well systems; and artificial lift monitoring.

¡

Artificial Lift - includes electric submersible pump systems; progressing cavity pump systems; gas lift systems; and surface horizontal pumping systems used to lift large volumes of oil and water when a reservoir is no longer able to flow on its own.

¡	Tubular Services - includes hammer services; tubular running systems; and completion assembly systems.

¡	Upstream Chemicals - includes chemicals and chemical application systems to provide flow assurance, integrity management and production management for upstream hydrocarbon production.

¡

Pressure Pumping - includes cementing, stimulation, including hydraulic fracturing, and coil tubing services used in the completion of new oil and natural gas wells and in remedial work on existing wells, both onshore and offshore.

Additional information regarding our oilfield products and services can be found on the Company’s website at www.bakerhughes.com. Our website also includes details of our hydraulic fracturing operations, including the chemical content of our fluids systems, our support of the Chemical Disclosure Registry at www.fracfocus.org, and information on our SmartCareTM qualified systems and products, which are intended to maximize performance while minimizing our impact on the community and environment.

Industrial Services and Other

Industrial Services and Other consists primarily of downstream chemicals, process and pipeline services, and the reservoir development services group. Downstream chemical services provides products and services that help to increase refinery production, as well as improve plant safety and equipment reliability. Process and pipeline services works to improve efficiency and reduce downtime with inspection, pre-commissioning and commissioning of new and existing pipeline systems and process plants.

MARKETING, CONTRACTING AND COMPETITION

We market our products and services on a product line basis primarily through our own sales organizations. We ordinarily provide technical and advisory services to assist in our customers’ use of our products and services. Stock points and service centers for our products and services are located in areas of drilling and production activity throughout the world.

Our customers include the large integrated major and super-major oil and natural gas companies, U.S. and international independent oil and natural gas companies, and the national or state-owned oil companies. No single customer accounts for more than 10% of our business. While we may have contracts with customers that include multiple well projects and that may extend over a period of time ranging from two to four years, our services and products are generally provided on a well-by-well basis. Most contracts cover our pricing of the products and services, but do not necessarily establish an obligation to use our products and services.

Our primary competitors include the major diversified oilfield service companies such as Schlumberger, Halliburton and Weatherford, where the breadth of service capabilities as well as competitive position of each product line are the keys to differentiation in the market. We also compete with other companies who may participate in only a few product lines, for example, National Oilwell Varco, Champion Technologies, Ecolab, Newpark Resources, and Frac Tech Services.

Our products and services are sold in highly competitive markets, and revenue and earnings can be affected by changes in commodity prices, fluctuations in the level of drilling, workover and completion activity in major markets, general economic conditions, foreign currency exchange fluctuations and governmental regulations. We believe that the principal competitive factors in our industries are product and service quality, availability and reliability, health, safety and environmental standards, technical proficiency and price.

We strive to negotiate the terms of our customer contracts consistent with what we consider to be best practices. The general industry practice is for oilfield service providers, like us, to be responsible for their own products and services and for our customers to retain liability for drilling and related operations. Consistent with this practice, we generally take responsibility for our own people and property while our customers, such as the operator of a well, take responsibility for their own people, property and all liabilities related to the well and subsurface operations, regardless of either party’s negligence. In general, any material limitations on indemnifications to us from our customers in support of this allocation of responsibility arise only by applicable statutes. Certain states such as Texas, Louisiana, Wyoming, and New Mexico have enacted oil and natural gas specific statutes that void any indemnity agreement that attempts to relieve a party from liability resulting from its own negligence (“anti-indemnity statutes”). These statutes can void the allocation of liability agreed to in a contract; however, both the Texas and Louisiana anti-indemnity statutes include important exclusions. The Louisiana statute does not apply to property damage, and the Texas statute allows mutual indemnity agreements that are supported by insurance and has exclusions, which include, among other things, loss or liability for property damage that results from pollution and the cost of control of a wild well.

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

RESEARCH AND DEVELOPMENT; PATENTS

Our products and technology organization engages in research and development activities directed primarily toward the improvement of existing products and services, the design of specialized products to meet specific customer needs and the development of new products, processes and services. We have technology centers located in the U.S. (Claremore, Oklahoma; and several in Houston, Texas and surrounding areas), Germany (Celle), Brazil (Rio de Janeiro), Russia (Novosibirsk), and Saudi Arabia (Dhahran). For information regarding the amounts of research and development expense in each of the three years in the period ended December 31, 2011, see Note 1 of the Notes to Consolidated Financial Statements in Item 8 herein.

We have followed a policy of seeking patent and trademark protection in numerous countries and regions throughout the world for products and methods that appear to have commercial significance. We believe our patents and trademarks are adequate for the conduct of our business, and aggressively pursue protection of our patents against patent infringement worldwide. No single patent or trademark is considered to be critical to our business.

SEASONALITY

Our operations can be affected by seasonal weather, which can temporarily affect the delivery and performance of our products and services, as well as customers’ budgetary cycles. The widespread geographic locations of our operations and the timing of seasonal events serve to reduce the impact of individual events. Examples of seasonal events which can impact our business include:

•	The severity and duration of both the summer and the winter in North America can have a significant impact on natural gas storage levels and drilling activity for natural gas.

•

In Canada, the timing and duration of the spring thaw directly affects activity levels, which reach seasonal lows during the second quarter and build through the third and fourth quarters to a seasonal high in the first quarter.

•	Hurricanes and typhoons can disrupt coastal and offshore drilling and production operations.

•	Severe weather during the winter months normally results in reduced activity levels in the North Sea and Russia generally in the first quarter.

•	Scheduled repair and maintenance of offshore facilities in the North Sea can reduce activity in the second and third quarters.

•

Our Industrial Services and Other segment records its strongest sales in the second and third quarters of the year and weakest sales during the first and fourth quarters of the year due to the Northern Hemisphere winter.

RAW MATERIALS

We purchase various raw materials and component parts for use in manufacturing our products and delivering our services. The principal materials we purchase include, but are not limited to, steel alloys (including chromium and nickel), titanium, barite, beryllium, copper, lead, tungsten carbide, synthetic and natural diamonds, gels, sand and other proppants, printed circuit boards and other electronic components and hydrocarbon-based chemical feed stocks. These materials are generally available from multiple sources and may be subject to price volatility. While we generally do not experience significant shortages of these materials, we have from time to time experienced temporary shortages of particular raw materials. In addition, we normally do not carry inventories of such materials in excess of those reasonably required to meet our production schedules. We do not expect significant interruptions in supply, but there can be no assurance that there will be no price or supply issues over the long term.

EMPLOYEES

On December 31, 2011, we had approximately 57,700 employees, of which the majority are outside the U.S. Less than 10% of these employees are represented under collective bargaining agreements or similar-type labor arrangements. Based upon the geographic diversification of these employees, we believe any risk of loss from employee strikes or other collective actions would not be material to the conduct of our operations taken as a whole.

EXECUTIVE OFFICERS OF BAKER HUGHES INCORPORATED

The following table shows, as of February 23, 2012, the name of each of our executive officers, together with his age and all offices presently held.

Name	Age

Chad C. Deaton	59	Executive Chairman of the Board of the Company since January 2012. Chairman of the Board and Chief Executive Officer from October 2004 to December 2011. President of the Company from 2008 to 2010. President and Chief Executive Officer of Hanover Compressor Company from 2002 to 2004. Senior Advisor to Schlumberger Oilfield Services from 1999 to 2001. Executive Vice President of Schlumberger from 1998 to 1999. Employed by the Company in 2004.

Martin S. Craighead	52	Chief Executive Officer of the Company since January 2012 and President of the Company since 2010. Director of the Company since 2011. Chief Operating Officer of the Company from 2009 to 2011 and Senior Vice President from 2009 to 2010. Group President of Drilling and Evaluation from 2007 to 2009 and Vice President of the Company from 2005 until 2009. President of INTEQ from 2005 to 2007. President of Baker Atlas from February 2005 to August 2005. Vice President of Worldwide Operations for Baker Atlas from 2003 to 2005 and Vice President, Marketing and Business Development for Baker Atlas from 2001 to 2003. Employed by the Company in 1986.

Peter A. Ragauss	54	Senior Vice President and Chief Financial Officer of the Company since 2006. Segment Controller of Refining and Marketing for BP plc from 2003 to 2006. Chief Executive Officer of Air BP from 2000 to 2003 and Assistant to the Group Chief Executive for BP plc from 1998 to 2000. Vice President of Finance and Portfolio Management for Amoco Energy International immediately prior to its merger with BP in 1998. Vice President of Finance for El Paso Energy International from 1996 to 1998 and Vice President of Corporate Development for Tenneco Energy in 1996. Employed by the Company in 2006.

Alan R. Crain	60	Senior Vice President and General Counsel of the Company since 2007. Vice President and General Counsel from 2000 to 2007. Executive Vice President, General Counsel and Secretary of Crown, Cork & Seal Company, Inc. from 1999 to 2000. Vice President and General Counsel from 1996 to 1999, and Assistant General Counsel from 1988 to 1996, of Union Texas Petroleum Holdings, Inc. Employed by the Company in 2000.

Russell J. Cancilla	60	Vice President and Chief Security Officer, Health, Safety, Environment and Security of the Company since 2009. Chief Security Officer from June 2006 to January 2009. Vice President and Chief Security Officer of Innovene from 2005 to 2006; Vice President, Resources &
		Capabilities for HSSE for BP from 2003 to 2005 and Vice President, Real Estate and Management Services for BP from 1998 to 2003. Employed by the Company in 2006.

Belgacem Chariag	49	Vice President of the Company and President Eastern Hemisphere Operations since 2009. Vice President HSE of Schlumberger Limited from May 2008 to May 2009. President of Well Services, a Schlumberger product line, from 2006 to 2008. Vice President Marketing Oilfield Services for Europe, Caspian and Africa of Schlumberger from 2004 to 2006. Various other operational and management positions at Schlumberger from 1989 to 2008. Employed by the Company in 2009.

Didier Charreton	48	Vice President, Human Resources of the Company since 2007. Group Human Resources Director of Coats plc from 2002 to 2007. Business Development of ID Applications for Gemplus S.A. from 2000 to 2001. Various human resources positions at Schlumberger from 1989 to 2000. Employed by the Company in 2007.

Alan J. Keifer	57	Vice President, Controller and Principal Accounting Officer of the Company since 1999. Western Hemisphere Controller of Baker Oil Tools from 1997 to 1999 and Director of Corporate Audit for the Company from 1990 to 1996. Employed by the Company in 1990.

Jay G. Martin	60	Vice President, Chief Compliance Officer and Senior Deputy General Counsel of the Company since 2004. Shareholder at Winstead Sechrest & Minick P.C. from 2001 to 2004. Partner, Phelps Dunbar from 2000 to 2001 and Partner, Andrews & Kurth from 1996 to 2000. Employed by the Company in 2004.

Derek Mathieson	41	Vice President of the Company since 2008 and President Western Hemisphere Operations since January 2012. President, Products and Technology from May 2009 to December 2011. Chief Technology and Marketing Officer of the Company from December 2008 to May 2009. Chief Executive Officer of WellDynamics, Inc. from May 2007 to November 2008. Vice President Business Development, Technology and Marketing of WellDynamics, Inc. from April 2006 to May 2007; Technology Director and Chief Technology Officer from January 2004 to April 2006; Research and Development Manager from August 2002 to January 2004 and Reliability Assurance Engineer from April 2001 to August 2002 of WellDynamics, Inc. Well Engineer, Shell U.K. Exploration and Production 1997 to 2001. Employed by the Company in 2008.

John A. O’Donnell	63	Vice President of the Company since 1998 and Vice President Office of the Chief Executive Officer since January 2012. President Western Hemisphere Operations from May 2009 to December 2011. President of Baker Petrolite Corporation from 2005 to May 2009. President of Baker Hughes Drilling Fluids from 2004 to 2005. Vice President, Business Process Development of the Company from 1998 to 2002; Vice President, Manufacturing, of Baker Oil Tools from 1990 to 1998 and Plant Manager of Hughes Tool Company from 1988 to 1990. Employed by the Company in 1975.

Arthur L. Soucy	49	President, Global Products and Services since January 2012. Vice President Supply Chain of the Company from April 2009 to December 2011. Vice President, Global Supply Chain for Pratt and Whitney from 2007 to 2009. Sloan Fellows Program, Innovation and Global Leadership at Massachusetts Institute of Technology from 2006 to 2007. General Manager, Combustors, Augmenters and Nozzles of Pratt and Whitney from 2005 to 2006. Various managerial positions at Pratt and Whitney from 1995 to 2006. Employed by the Company in 2009.

Clifton N.B. Triplett	53	Vice President and Chief Information Officer of the Company since September 2008. Corporate Vice President, Motorola Global Services from 2007 to 2008 and Corporate Vice President and Chief Information Officer of Motorola’s Network and Enterprise Group from 2006 to 2007. Employed by General Motors from 1997 to 2006 as Global Information Systems Officer for Computing and Telecommunications Services from 2003 to 2006 and Global Manufacturing and Quality Information Systems Officer from 1997 to 2003. Employed by the Company in 2008.

There are no family relationships among our executive officers.

ENVIRONMENTAL MATTERS

We are committed to the health and safety of people, protection of the environment and compliance with laws, regulations and our policies. Our past and present operations include activities that are subject to domestic (including U.S. federal, state and local) and international regulations with regard to air and water quality and other environmental matters. We believe we are in substantial compliance with these regulations. Regulation in this area continues to evolve, and changes in standards of enforcement of existing regulations, as well as the enactment and enforcement of new legislation, may require us and our customers to modify, supplement or replace equipment or facilities or to change or discontinue present methods of operation. Our environmental compliance expenditures and our capital costs for environmental control equipment may change accordingly.

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

The Comprehensive Environmental Response, Compensation and Liability Act (known as “Superfund”) imposes liability for the release of a “hazardous substance” into the environment. Superfund liability is imposed without regard to fault, even if the waste disposal was in compliance with laws and regulations. The U.S. Environmental Protection Agency (the “EPA”) and appropriate state agencies supervise investigative and cleanup activities at Superfund sites.

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

Based upon current information, we believe that our overall compliance with environmental regulations, including routine environmental compliance costs and capital expenditures for environmental control equipment, will not have a material adverse effect upon our capital expenditures, earnings or competitive position because we have either established adequate reserves or our cost for that compliance is not expected to be material to our consolidated financial statements. Our total accrual for environmental remediation is $29 million and $32 million, which includes accruals of $5 million and $7 million for the various Superfund sites, at December 31, 2011 and 2010, respectively.

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves various risks. When considering an investment in Baker Hughes, one should carefully consider all of the risk factors described below, as well as other information included and incorporated by reference in this report. There may be additional risks, uncertainties and matters not listed below, that we are unaware of, or that we currently consider immaterial. Any of these may adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in Baker Hughes.

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

Demand for oil and natural gas is subject to factors beyond our control, which may adversely affect our operating results. Changes in the global economy could impact our customers’ spending levels and our revenue and operating results.

Demand for oil and natural gas, as well as the demand for our services, is highly correlated with global economic growth, and in particular by the economic growth of countries such as the U.S., India, China, and developing countries in Asia and the Middle East who are either significant users of oil and natural gas or whose economies are experiencing the most rapid economic growth compared to the global average. The most recent slowdown in global economic growth and recession in the developed economies resulted in reduced demand for oil and natural gas, increased spare productive capacity and lower energy prices. Weakness or deterioration of the global economy or credit markets or a continuation of the European sovereign debt crisis could reduce our customers’ spending levels and reduce our revenue and operating results. Incremental weakness in global economic activity, particularly in China, India, Europe, the Middle East and developing countries in Asia, will reduce demand for oil and natural gas and result in lower oil and natural gas prices. Incremental strength in global economic activity in such areas will create more demand for oil and natural gas and support higher oil and natural gas prices. In addition, demand for oil and natural gas could be impacted by environmental regulation, including “cap and trade” legislation, regulation of hydraulic fracturing, carbon taxes and the cost for carbon capture and sequestration related regulations.

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

Lower oil and natural gas prices generally lead to decreased spending by our customers. While higher oil and natural gas prices generally lead to increased spending by our customers, sustained high energy prices can be an impediment to economic growth, and can therefore negatively impact spending by our customers. Our customers also take into account the volatility of energy prices and other risk factors by requiring higher returns for individual projects if there is higher perceived risk. Any of these factors could affect the demand for oil and natural gas and could have a material adverse effect on our results of operations.

Our customers’ activity levels and spending for our products and services and ability to pay amounts owed us could be impacted by the ability of our customers to access equity or credit markets.

Our customers’ access to capital is dependent on their ability to access the funds necessary to develop economically attractive projects based upon their expectations of future energy prices, required investments and resulting returns. Limited access to external sources of funding has and may continue to cause customers to reduce their capital spending plans to levels supported by internally-generated cash flow. In addition, a reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities or the lack of availability of debt or equity financing may impact the ability of our customers to pay amounts owed to us.

Supply of oil and natural gas is subject to factors beyond our control, which may adversely affect our operating results.

Productive capacity for oil and natural gas is dependent on our customers’ decisions to develop and produce oil and natural gas reserves and on the regulatory environment in which our customers and we operate. The ability to produce oil and natural gas can be affected by the number and productivity of new wells drilled and completed, as well as the rate of production and resulting depletion of existing wells. Advanced technologies, such as horizontal drilling and hydraulic fracturing, improve total recovery but also result in a more rapid production decline and may become subject to more stringent regulation in the future.

Access to prospects is also important to our customers and such access may be limited because host governments do not allow access to the reserves or because another oil and natural gas exploration company owns the rights to develop the prospect.

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

Spare productive capacity and oil and natural gas storage inventory levels are an indicator of the relative balance between supply and demand. High or increasing storage or inventories generally indicate that supply is exceeding demand and that energy prices are likely to soften. Low or decreasing storage or inventories are an indicator that demand is growing faster than supply and that energy prices are likely to rise. Measures of maximum productive capacity compared to demand (“spare productive capacity”) are also an important factor influencing energy prices and spending by oil and natural gas exploration companies. When spare productive capacity is low compared to demand, energy prices tend to be higher and more volatile, reflecting the increased vulnerability of the entire system to disruption.

Seasonal and weather conditions could adversely affect demand for our services and operations.

Weather can have a significant impact on demand as consumption of energy is seasonal, and any variation from normal weather patterns, such as cooler or warmer summers and winters, can have a significant impact on demand. Adverse weather conditions, such as hurricanes in the Gulf of Mexico, may interrupt or curtail our operations, or our customers’ operations, cause supply disruptions and result in a loss of revenue and damage to our equipment and facilities, which may or may not be insured. Extreme winter conditions in Canada, Russia or the North Sea may interrupt or curtail our operations, or our customers’ operations, in those areas and result in a loss of revenue.

Risk Factors Related to Our Business

Our expectations regarding our business are affected by the following risk factors and the timing of any of these risk factors:

We operate in a highly competitive environment, which may adversely affect our ability to succeed.

We operate in a highly competitive environment for marketing oilfield services and securing equipment and trained personnel. Our ability to continually provide competitive products and services can impact our ability to defend, maintain or increase prices for our products and services, maintain market share and negotiate acceptable contract terms with our customers. In order to be competitive, we must provide new technologies, reliable products and services that perform as expected and that create value for our customers, and successfully recruit and train competent personnel. Our ability to defend, maintain or increase prices for our products and services is in part dependent on the industry’s capacity relative to customer demand, and on our ability to differentiate the value delivered by our products and services from our competitors’ products and services.

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

Our manufacturing operations are dependent on having sufficient raw materials, component parts and manufacturing capacity available to meet our manufacturing plans at a reasonable cost while minimizing inventories. Our ability to effectively manage our manufacturing operations and meet these goals can have an impact on our business, including our ability to meet our manufacturing plans and revenue goals, control costs, and avoid shortages of raw materials and component parts. Raw materials and components of particular concern include steel alloys (including chromium and nickel), titanium, barite, beryllium, copper, lead, tungsten carbide, synthetic and natural diamonds, gels, sand and other proppants, printed circuit boards and other electronic components and hydrocarbon-based chemical feed stocks. Our ability to repair or replace equipment damaged or lost in the well can also impact our ability to service our customers. A lack of manufacturing capacity could result in increased backlog, which may limit our ability to respond to short lead time orders.

People are a key resource to developing, manufacturing and delivering our products and services to our customers around the world. Our ability to manage the recruiting, training, retention and efficient usage of the highly skilled workforce required by our plans and to manage the associated costs could impact our business. A well-trained, motivated workforce has a positive impact on our ability to attract and retain business. Periods of rapid growth present a challenge to us and our industry to recruit, train and retain our employees, while managing the impact of wage inflation and potential lack of available qualified labor in the markets where we operate. Likewise, when there is a downturn in the economy or our markets, we may have to adjust our workforce to control costs and yet not lose our skilled and diverse workforce. Labor-related actions, including strikes, slowdowns and facility occupations can also have a negative impact on our business.

Our business is subject to geopolitical, terrorism, and cybersecurity risks and other threats.

Geopolitical and terrorism risks continue to grow in several key countries where we do business. Geopolitical and terrorism risks could lead to, among other things, a loss of our investment in the country, impairment of the safety of our employees and impairment of our ability to conduct our operations. Threats to our information technology systems associated with cybersecurity risks and cyber incidents or attacks also continue to grow. It is also possible that breaches to our systems could go unnoticed for some period of time. Risks associated with these threats include, among other things, loss of intellectual property, impairment of our ability to conduct our operations, disruption of our customers’ operations, loss or damage to our customer data delivery systems and increased costs to prevent, respond to or mitigate cybersecurity events.

Our failure to comply with the Foreign Corrupt Practices Act (“FCPA”) would have a negative impact on our ongoing operations.

We entered into settlements with the U.S. Department of Justice (“DOJ”) and the SEC in April 2007 relating to violations of the FCPA by the Company. Our ability to comply with the FCPA is dependent on the success of our ongoing compliance program, including our ability to continue to manage our agents and business partners, and supervise, train and retain competent employees. Our compliance program is also dependent on the efforts of our employees to comply with applicable law and the Baker Hughes Business Code of Conduct. We would be subject to sanctions and civil and criminal prosecution as well as fines and penalties in the event of a finding of an additional violation of the FCPA by us or any of our employees.

Compliance with and changes in laws could be costly and could affect operating results.

We have operations in the U.S. and in more than 80 countries that can be impacted by expected and unexpected changes in the legal and business environments in which we operate. Our ability to manage our compliance costs and compliance programs will impact our ability to meet our earnings goals. Compliance related issues could also limit our ability to do business in certain countries. Changes that could impact the legal environment include new legislation, new regulations, new policies, investigations and legal proceedings and new interpretations of existing legal rules and regulations, in particular, changes in export control laws or exchange control laws, additional restrictions on doing business in countries subject to sanctions, and changes in laws in countries where we operate or intend to operate.

Changes in tax laws or tax rates, adverse positions taken by taxing authorities and tax audits could impact operating results.

Changes in tax laws or tax rates, the resolution of tax assessments or audits by various tax authorities, and the ability to fully utilize our tax loss carryforwards and tax credits could impact operating results. In addition, we may periodically restructure our legal entity organization. If taxing authorities were to disagree with our tax positions in connection with any such restructurings, our effective tax rate could be materially impacted.

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

Changes in and compliance with restrictions or regulations on offshore drilling has and may continue to adversely affect our business and operating results and reduce the need for our services in those areas.

While the moratorium on drilling offshore in the U.S. was lifted on October 12, 2010, there has been a delay in resuming permitting of operations related to drilling offshore in the U.S. and there is no assurance that operations related to drilling offshore in the U.S. will reach the same levels that existed prior to the moratorium. The delay in resuming these activities or the failure of these activities to reach levels that existed prior to the moratorium has and could continue to adversely impact our operating results. New and proposed legislation and regulation in the U.S. and other parts of the world of the offshore oil and natural gas industry may result in substantial increases in costs or delays in drilling or other operations in the Gulf of Mexico and other parts of the world, oil and natural gas projects becoming potentially non-economic, and a corresponding reduced demand for our services. We cannot predict with any certainty the impact of the prior moratorium or the substance or effect of any new or additional regulations. If the U.S. or other countries where we operate, enact stricter restrictions on offshore drilling or further regulate offshore drilling or contracting services operations, including without limitation cementing, higher operating costs could result and adversely affect our business and operating results.

If the Company were to be involved in a future incident similar to the 2010 Deepwater Horizon accident, the Company could suffer significant financial losses that could severely impair the Company. Protections available to the Company through contractual terms and insurance coverage may not be sufficient to protect the Company in the event we were involved in that type of an incident.

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

Compliance with, and rulings and litigation in connection with, environmental regulations and the environmental impacts of our or our customers’ operations may adversely affect our business and operating results.

Our business is impacted by unexpected outcomes or material changes in environmental laws, rulings and litigation. Our expectations regarding our compliance with environmental laws and our expenditures to comply with environmental laws, including (without limitation) our capital expenditures for environmental control equipment, are only our forecasts regarding these matters. These forecasts may be substantially different from actual results, which may be affected by factors such as: changes in law that impose new restrictions on air emissions, wastewater management, waste disposal, hydraulic fracturing, or wetland and land use practices; more stringent enforcement of existing environmental regulations; a change in our allocation or other unexpected, adverse outcomes with respect to sites where we have been named as a PRP, including (without limitation) Superfund sites; the discovery of other sites where additional expenditures may be required to comply with environmental legal obligations; and the accidental discharge of hazardous materials.

International, national, and state governments and agencies are currently evaluating and promulgating legislation and regulations that are focused on restricting emissions commonly referred to as greenhouse gas (“GHG”) emissions. In the U.S., the EPA has taken steps to regulate GHGs as pollutants under the Clean Air Act. The EPA’s “Mandatory Reporting of Greenhouse Gases” rule established in 2010 provided a comprehensive scheme of regulations that require monitoring and reporting of GHG emissions.

Furthermore, the EPA has issued additional GHG reporting rules specifically for the oil and natural gas industry, which now include mobile as well as stationary GHG emission sources. These rules are expected to apply to some of our wellsite equipment and operations in the future. The EPA has also published a final rule, the “Endangerment Finding,” indicating that GHGs in the atmosphere endanger public health and welfare, and that emissions of GHGs from mobile sources also contribute. Following issuance of the Endangerment Finding, the EPA also promulgated final motor vehicle GHG emission standards on April 1, 2010. These developments may curtail production and demand for fossil fuels such as oil and natural gas in areas of the world where our customers operate and thus adversely affect future demand for our services, which may in turn adversely affect future results of operations.

International developments focused on restricting the emission of carbon dioxide and other gases include the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol” (an internationally applied protocol, which has been ratified in Canada) and the European Union’s Emission Trading System. The Carbon Reduction Commitment in the U.K. is the first cap and trade scheme to affect Baker Hughes’ facilities. Domestic cap and trade programs include the Regional Greenhouse Gas Initiative in the northeastern U.S. and the Western Regional Climate Action Initiative in the western U.S. These developments may curtail production and demand for fossil fuels such as oil and natural gas in areas of the world where our customers operate and thus adversely affect future demand for our services, which may in turn adversely affect future results of operations.

Demand for pressure pumping services could be reduced or eliminated by governmental regulation or a change in the law.

Some federal, state and foreign governmental bodies have adopted laws and regulations or are considering legislative and regulatory proposals that, if signed into law, would among other things require the public disclosure of chemicals used in hydraulic fracturing operations and would subject hydraulic fracturing to more stringent regulation. Such federal, state or foreign legislation and/or regulations could impair our operations, increase our operating costs, and/or greatly reduce or eliminate demand for the Company’s pressure pumping services. The EPA and other governmental bodies are studying hydraulic fracturing operations. Government responses to these studies and to public concerns relating to the development of unconventional oil and natural gas resources may impede the development of these resources by our customers, delaying or reducing the demand for our services. We are unable to predict whether the proposed changes in law or any other governmental proposals or responses will ultimately occur, and if so, the impact on our business.

Control of oil and natural gas reserves by state-owned oil companies may impact the demand for our services and create additional risks in our operations.

Much of the world’s oil and natural gas reserves are controlled by state-owned oil companies. State-owned oil companies may require their contractors to meet local content requirements or other local standards, such as joint ventures, that could be difficult or undesirable for the Company to meet. The failure to meet the local content requirements and other local standards may adversely impact the Company’s operations in those countries. In addition, our ability to work with state-owned oil companies is subject to our ability to negotiate and agree upon acceptable contract terms.

In addition, many state-owned oil companies may require integrated contracts or turnkey contracts that could require the Company to provide services outside its core business. Providing services on an integrated or turnkey basis generally requires the Company to assume additional risks.

Currency fluctuations may impact our operating results.

Fluctuations in foreign currencies relative to the U.S. Dollar can impact our revenue and our costs of doing business. Most of our products and services are sold through contracts denominated in U.S. Dollars or local currency indexed to U.S. Dollars; however, some of our revenue, local expenses and manufacturing costs are incurred in local currencies and therefore changes in the exchange rates between the U.S. Dollar and foreign currencies can increase or decrease our revenue and expenses reported in U.S. Dollars and may impact our results of operations.

Changes in economic conditions may impact our ability to borrow and/or cost of borrowing.

The condition of the capital markets and equity markets in general can affect the price of our common stock and our ability to obtain financing, if necessary. If the Company’s credit rating is downgraded, this would increase borrowing costs under our credit facility and commercial paper program, as well as the cost of renewing or obtaining, or make it more difficult to renew or obtain or issue new debt financing.

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

The Company’s revenue and profit before tax are concentrated in North America.

During the year ended December 31, 2011, over one-half of our revenue and over three-fourths of our profit before tax were attributable to North America. In North America, a decrease in demand for energy or in oil and natural gas exploration and production, or an increase in competition could result in a significant adverse effect on our operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own or lease numerous properties throughout the world. We consider our manufacturing plants, equipment assembly, maintenance, and overhaul facilities, grinding plants, drilling fluids and chemical processing centers, and research and technology centers to be our principal properties. The following sets forth the location of our principal owned or leased facilities for our oilfield operations by geographic segment:

NorthAmerica:	Houston, Pasadena, Tomball, and The Woodlands, Texas; Barnsdall, Broken Arrow, Claremore and Sand Springs, Oklahoma; Bossier City, Broussard, and Lafayette, Louisiana.
LatinAmerica:	Maracaibo, Venezuela; Macae (Rio de Janeiro), Brazil.
Europe/Africa/Russia Caspian:	Aberdeen, Scotland; Liverpool, England; Celle, Germany; Tananger, Norway; Port Harcourt, Nigeria.
Middle East/Asia Pacific:	Dubai, United Arab Emirates; Dhahran, Saudi Arabia; Singapore, Singapore; Chonburi, Thailand.

Principal properties for the Industrial Services and Other segment are mainly shared facilities with the oilfield operations located in Houston, Texas; Barnsdall, Oklahoma; Aberdeen, Scotland; Liverpool, England; and Dubai, United Arab Emirates.

We own or lease numerous other facilities such as service centers, shops and sales and administrative offices throughout the geographic regions in which we operate. We also have a significant investment in service vehicles, tools and manufacturing and other equipment. All of our owned properties are unencumbered. We believe that our facilities are well maintained and suitable for their intended purposes.

ITEM 3. LEGAL PROCEEDINGS

The information with respect to Item 3. Legal Proceedings is contained in Note 13 of the Notes to Consolidated Financial Statements in Item 8 herein.

ITEM 4. MINE SAFETY DISCLOSURES

Our barite mining operations, in support of our drilling fluids products and services business, are subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, $1.00 par value per share, is principally traded on the New York Stock Exchange. Our common stock is also traded on the SWX Swiss Exchange. As of February 16, 2012, there were approximately 257,100 stockholders and approximately 12,500 stockholders of record.

For information regarding quarterly high and low sales prices on the New York Stock Exchange for our common stock during the two years ended December 31, 2011, and information regarding dividends declared on our common stock during the two years ended December 31, 2011, see Note 15 of the Notes to Consolidated Financial Statements in Item 8 herein.

The following table contains information about our purchases of equity securities during the fourth quarter of 2011.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Average Price Paid Per Share (2)	Total Number of Shares Purchased in the Aggregate	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (3)
October 1-31, 2011	3,822	$53.74	—	$—	3,822	$—
November 1-30, 2011	96	48.87	—	—	96	—
December 1-31, 2011	—	—	—	—	—	—
Total	3,918	$53.62	—	$—	3,918	$1,197,127,803

(1)

Represents shares purchased from employees to pay the option exercise price related to stock-for-stock exchanges in option exercises or to satisfy the tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock units.

(2)	There were no share repurchases during the fourth quarter of 2011 as part of a publicly announced program.
(3)

Our Board of Directors has authorized a program to repurchase our common stock from time to time. During the fourth quarter of 2011, we did not repurchase any shares of our common stock under the program. We had authorization remaining to repurchase up to a total of $1,197 million of our common stock.

Corporate Performance Graph

The following graph compares the yearly change in our cumulative total stockholder return on our common stock (assuming reinvestment of dividends into common stock at the date of payment) with the cumulative total return on the published Standard & Poor’s (“S&P”) 500 Stock Index and the cumulative total return on the S&P 500 Oil and Gas Equipment and Services Index over the preceding five-year period.

Comparison of Five-Year Cumulative Total Return *

Baker Hughes Incorporated; S&P 500 Index and S&P 500 Oil and Gas Equipment and Services Index

	2006	2007	2008	2009	2010	2011
Baker Hughes	$100.00	$109.35	$43.72	$56.06	$80.20	$69.07
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.75
S&P 500 Oil and Gas Equipment and Services Index	100.00	147.90	60.38	96.73	134.72	119.16

* Total return assumes reinvestment of dividends on a quarterly basis.

The comparison of total return on investment (change in year-end stock price plus reinvested dividends) assumes that $100 was invested on December 31, 2006 in Baker Hughes common stock, the S&P 500 Index and the S&P 500 Oil and Gas Equipment and Services Index.

The corporate performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that Baker Hughes specifically incorporates it by reference into such filing.

ITEM 6. SELECTED FINANCIAL DATA

The Selected Financial Data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data, both contained herein.

	Year Ended December 31,
(In millions, except per share amounts)	2011	2010 (3)	2009	2008	2007
Revenue	$19,831	$14,414	$9,664	$11,864	$10,428
Operating income (1)	2,600	1,417	732	2,376	2,278
Non-operating expense, net	(261)	(135)	(121)	(57)	(21)
Income before income taxes	2,339	1,282	611	2,319	2,257
Income taxes (2)	(596)	(463)	(190)	(684)	(743)
Net income	1,743	819	421	1,635	1,514
Net income attributable to noncontrolling interest	(4)	(7)	—	—	—
Net income attributable to Baker Hughes	$1,739	$812	$421	$1,635	$1,514

Per share of common stock:
Net income attributable to Baker Hughes:
Basic	$3.99	$2.06	$1.36	$5.32	$4.76
Diluted	3.97	2.06	1.36	5.30	4.73
Dividends	0.60	0.60	0.60	0.56	0.52

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$1,050	$1,706	$1,595	$1,955	$1,054
Working capital (current assets minus current liabilities)	6,295	5,568	4,612	4,634	3,837
Total assets	24,847	22,986	11,439	11,861	9,857
Long-term debt	3,845	3,554	1,785	1,775	1,069
Equity	15,964	14,286	7,284	6,807	6,306

Notes To Selected Financial Data

(1)

Operating income for 2011 includes a charge of $315 million ($220 million net of tax), the majority of which relates to the impairment associated with the decision to minimize the use of the BJ Services trade name. For further discussion, see Note 8 of the Notes to Consolidated Financial Statements in Item 8 herein.

(2)

Income taxes for 2011 include a tax benefit of $214 million associated with the reorganization of certain foreign subsidiaries. For further discussion, see Note 4 of the Notes to Consolidated Financial Statements in Item 8 herein.

(3)

We acquired BJ Services on April 28, 2010, and their financial results from the date of acquisition through the end of 2010 are included in our results. For further discussion, see Note 2 of the Notes to Consolidated Financial Statements in Item 8 herein.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements of Item 8. Financial Statements and Supplementary Data contained herein.

EXECUTIVE SUMMARY

Baker Hughes is a leading supplier of oilfield services, products, technology and systems to the worldwide oil and natural gas industry. We provide products and services for:

•	drilling and evaluation of oil and natural gas wells;
•	completion and production of oil and natural gas wells; and
•	other industries, including downstream refining and process and pipeline industries as well as reservoir development services.

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

For 2011, we generated revenue of $19.83 billion, an increase of $5.42 billion or 38% compared to 2010. North America oilfield revenue for 2011 was $10.26 billion, an increase of 55% compared to 2010. Oilfield revenue outside of North America was $8.33 billion, an increase of 22% compared to 2010. Industrial Services and Other revenue was $1.25 billion, an increase of 28% compared to 2010. These increases are primarily due to the increase in activity and service intensity primarily in North America, driven by oil-directed drilling mainly in unconventional reservoirs. The increase in revenue was also due to the acquisition of BJ Services, which occurred in April of 2010.

Net income attributable to Baker Hughes was $1.74 billion for 2011 compared to $812 million for 2010. The increase in net income was chiefly due to increased activity in North America and to a lesser extent internationally. The increase in net income was also due to the acquisition of BJ Services.

As of December 31, 2011, Baker Hughes had approximately 57,700 employees compared to approximately 53,100 employees as of December 31, 2010.

BUSINESS ENVIRONMENT

In North America, customer spending increased for both oil and natural gas projects resulting in a 21% increase in the North America rig count in 2011 compared to 2010. Oil-directed drilling increased 60% in 2011 compared to 2010, reflecting an energy equivalent premium relative to natural gas in North America. Natural gas-directed drilling activity declined 6% in 2011 compared to 2010, as decreased activity in unconventional natural gas shale plays with relatively little associated natural gas liquids (dry gas) was partially offset by increased activity in the unconventional liquid-rich natural gas shale plays with relatively high volumes of associated natural gas liquids (wet gas). Despite relatively weak natural gas prices, spending on natural gas-directed projects in 2011 was supported by: (1) associated production of natural gas liquids and crude oil in certain basins; (2) hedges on production made in prior periods when future prices were higher; (3) the need of companies to drill and produce natural gas to hold leases acquired in earlier periods; and (4) the influx of equity from companies interested in developing a position in the unconventional shale resource plays.

Outside of North America customer spending is most heavily influenced by Brent oil prices, which increased 39% in 2011 compared to 2010 as the economic recovery continued. While oil prices were higher year over year, recent concerns about European fiscal issues, slower growth in China, India and the threat of a U.S. recession have restrained oil prices; however, our customers’ spending was not adversely affected in 2011. This was reflected in a 7% increase in the rig count outside of North America.

Oil and Natural Gas Prices

Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	2011	2010	2009
Brent oil prices ($/Bbl) (1)	$111.05	$79.73	$62.04
WTI oil prices ($/Bbl) (2)	95.08	79.51	61.99
Natural gas prices ($/mmBtu) (3)	3.99	4.37	3.94

(1)	Bloomberg Dated Brent (“Brent”)
(2)	Bloomberg West Texas Intermediate (“WTI”) Cushing Crude Oil Spot Price
(3)	Bloomberg Henry Hub Natural Gas Spot Price

Brent oil prices averaged $111.05/Bbl in 2011. Prices ranged from a low of $92.98/Bbl in January 2011 to a high of $126.74/Bbl in April 2011. Beginning in May 2011 and continuing throughout the remainder of 2011, oil prices weakened driven by expectations of a slowdown of the worldwide economic recovery and energy demand growth, particularly in Europe. The International Energy Agency (“IEA”) estimated in its February 2012 Oil Market Report that worldwide demand would increase 0.8 million barrels per day, or 0.9%, to 89.9 million barrels per day in 2012, up from 89.1 million barrels per day in 2011.

WTI oil prices averaged $95.08/Bbl in 2011. Prices ranged from a high of $113.93/Bbl in April 2011 to a low of $75.67/Bbl in October 2011. Similar to the Brent oil prices, WTI oil prices climbed through the first four months of 2011 but then weakened throughout the remainder of 2011.

Natural gas prices averaged $3.99/mmBtu in 2011. Much like oil prices, natural gas prices peaked mid-year with a high of $4.92/mmBtu in June 2011 and then continued to weaken throughout the latter half of 2011, falling to a low of $2.83/mmBtu in late November 2011. According to the U.S. Department of Energy (“DOE”), working natural gas in storage at the end of 2011 was 3,472/Bcf, which was 12% or 375/Bcf above the corresponding week in 2010.

Rig Counts

Baker Hughes has been providing rig counts to the public since 1944. We gather all relevant data through our field service personnel, who obtain the necessary data from routine visits to the various rigs, customers, contractors and/or other outside sources. This data is then compiled and distributed to various wire services and trade associations and is published on our website. Rig counts are compiled weekly for the U.S. and Canada and monthly for all international and U.S. workover rigs. Published international rig counts do not include rigs drilling in certain locations, such as Russia, the Caspian, Iraq and onshore China, because this information is not readily available.

Rigs in the U.S. and Canada are counted as active if, on the day the count is taken, the well being drilled has been started but drilling has not been completed and the well is anticipated to be of sufficient depth to be a potential consumer of our drill bits. In international areas, rigs are counted on a weekly basis and deemed active if drilling activities occurred during the majority of the week. The weekly results are then averaged for the month and published accordingly. The rig count does not include rigs that are in transit from one location to another, rigging up, being used in non-drilling activities, including production testing, completion and workover, and are not expected to be significant consumers of drill bits.

Our rig counts are summarized in the table below as averages for each of the periods indicated.

	2011	2010	2009
U.S. - land and inland waters	1,846	1,514	1,046
U.S. - offshore	32	31	44
Canada	418	348	222
North America	2,296	1,893	1,312
Latin America	424	383	356
North Sea	38	43	43
Continental Europe	80	51	41
Africa	78	83	62
Middle East	291	265	252
Asia Pacific	256	269	243
Outside North America	1,167	1,094	997
Worldwide	3,463	2,987	2,309

2011 Compared to 2010

The rig count in North America increased 21% reflecting a 66% increase in the U.S. oil-directed rig count partially offset by a 6% decrease in the U.S. natural gas-directed rig count, and a 40% increase in the Canadian oil-directed rig count partially offset by a 5% decrease in the Canadian natural gas-directed rig count. The growth in oil-directed drilling was primarily a result of the industry’s ability to apply drilling and completion techniques to unconventional oil reservoirs that were originally applied to similar natural gas reservoirs. As these techniques have proved successful, they have enabled a substantial volume of oil reserves to be produced in the U.S., which has led to a significant increase in oil-directed drilling activity. Natural gas-directed drilling was negatively impacted by the continued weakness in U.S. natural gas prices, which discouraged new investment in natural gas fields.

Outside North America the rig count increased 7%. In general, the international rig count increased as operators responded to relatively strong oil prices that were well above the level considered economical to develop new reserves in the primary hydrocarbon basins of the world. The rig count in Latin America increased primarily due to higher rig activity in Colombia, Venezuela and Brazil. The increase in Continental Europe was led by Turkey and Poland. The rig count in Africa decreased chiefly due to the shutdown of activity in Libya, partially offset with stronger activity in Algeria and Gabon. The rig count increased in the Middle East primarily due to higher activity in Kuwait, Egypt and Abu Dhabi, partially offset by decline in activity in Yemen. In Asia Pacific, activity decreased primarily in Malaysia, Indonesia and Vietnam while activity increased in India.

RESULTS OF OPERATIONS

The discussions below relating to significant line items from our consolidated statements of operations are based on available information and represent our analysis of significant changes or events that impact the comparability of reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items. We acquired BJ Services on April 28, 2010, and the financial results of its operations since the acquisition date are included in each of the five reportable segments. In addition, the discussions below for revenue and cost of revenue are on a total basis as the business drivers for the individual components of product sales and services are similar. All dollar amounts in tabulations in this section are in millions of dollars, unless otherwise stated.

Revenue and Profit Before Tax

The performance of our operating segments is evaluated based on profit before tax, which is defined as income before the following: income taxes, net interest expense, corporate expenses, and certain gains and losses not allocated to the segments. For 2011, operating segment profit before tax includes a charge of $315 million related to the impairment of trade names.

2011 Compared to 2010

	Year Ended December 31,
	2011	2010	Increase (decrease)	% Change
Revenue:
North America	$10,257	$6,621	$3,636	55%
Latin America	2,183	1,569	614	39%
Europe/Africa/Russia Caspian	3,325	3,006	319	11%
Middle East/Asia Pacific	2,820	2,247	573	26%
Industrial Services and Other	1,246	971	275	28%
Total	$19,831	$14,414	$5,417	38%

	Year Ended December 31,
	2011	2010	Increase (decrease)	% Change
Profit Before Tax:
North America	$1,929	$1,163	$766	66%
Latin America	227	74	153	207%
Europe/Africa/Russia Caspian	342	260	82	32%
Middle East/Asia Pacific	321	177	144	81%
Industrial Services and Other	53	99	(46)	(46)%
Total	$2,872	$1,773	$1,099	62%

Revenue for 2011 increased $5.42 billion or 38% compared to 2010. The primary drivers of the change included increased activity and improved pricing in the U.S. Land and Canada markets and to a lesser extent, increased activity in our international segments. The increase is also due to the acquisition of BJ Services in April of 2010.

Profit before tax for 2011 increased $1.10 billion or 62% compared to 2010. The primary driver of this increase was the growth in revenue from all areas, but in particular in the North America segment where increased service intensity in the unconventional markets has led to increased efficiency, utilization, and pricing improvement. Additionally, profit before tax also benefitted from worldwide cost management initiatives and improved absorption of manufacturing and other overhead costs. The increase is also due to the acquisition of BJ Services in April of 2010. The increase in profit before tax was partially offset by the impairment of certain trade names.

North America

North America revenue increased 55% in 2011 compared to 2010. Revenue and pricing increases were supported by a 22% increase in the U.S. land and inland waters rig count and a 20% increase in the Canada rig count. The unconventional reservoirs continue to be the primary catalyst for the rapid growth seen in North America. The unconventional reservoirs require a substantially higher proportion of services from Baker Hughes across all product lines. Revenue in the Gulf of Mexico increased compared to 2010 as permitting modestly improved, but still lagged meaningfully behind pre-moratorium levels.

North America profit before tax was $1.93 billion in 2011, an increase of $766 million compared to 2010. The higher revenue for this segment, driven by activity and pricing, was the primary reason for this increase in profitability. Other drivers of the increase included improved tool utilization and improved absorption of manufacturing and other overhead. This improvement was offset by a decline in the fourth quarter of 2011 in the profitability of our pressure pumping services where we incurred increased costs related to shortages of raw materials, logistical inefficiencies and higher labor costs. Although there is positive progress in the Gulf of Mexico, the pace of re-permitting has not enabled activity to return to pre-moratorium levels. North America profit before tax was negatively impacted by a $105 million charge associated with the impairment of trade names.

Latin America

Latin America revenue increased 39% in 2011 compared to 2010. The primary drivers of the increase were the acceleration of activity benefitting our drilling fluids and artificial lift product lines in the Andean area as well as robust deep water growth through the use of our drilling services in Brazil, and to a lesser extent, modest pricing improvements.

Latin America profit before tax increased 207% in 2011 compared to 2010. While increased revenue was a contributor to the increased profitability, the primary factors included cost containment initiatives, which improved overhead cost absorption, as well as meaningful operational improvements to lower our internal operating costs, a favorable change in the mix of the products and services sold to higher margin activity, and the completion of certain low margin contracts in early 2011. Latin America profit before tax was negatively impacted by a $64 million charge associated with the impairment of trade names.

Europe/Africa/Russia Caspian

Europe/Africa/Russia Caspian (“EARC”) revenue increased 11% in 2011 compared to 2010. The primary drivers of the increase were sales of completion tools and drilling fluids in Norway; increased drilling services activity in Turkey and Israel; modestly improving market conditions across Europe and Russia and higher drilling fluids, wireline services and drilling services activities in Nigeria. These increases were partially offset by the impact of decreased sales in Libya where our operations ceased during the second quarter of 2011 as a result of the civil unrest with minimal operational activity resuming during the fourth quarter of the year.

EARC profit before tax increased 32% in 2011 compared to 2010 primarily as a result of our increased focus on cost management initiatives and operating efficiencies. In addition, profitability improved as a result of increased activity and more favorable sales mix toward products and services with higher margins. EARC profit before tax was negatively impacted by a $70 million charge associated with increasing the allowance for doubtful accounts and reserves for inventory and certain other assets as a result of the civil unrest in Libya and by a $48 million charge associated with the impairment of trade names.

Middle East/Asia Pacific

Middle East/Asia Pacific (“MEAP”) revenue increased 26% in 2011 compared to 2010. The increase in this segment was attributable to higher activity in directional drilling and artificial lift systems and share gains in Saudi Arabia, as well as significant revenue gains in Kuwait, Iraq and Southeast Asia on production enhancement activity. Additionally, wireline and completions activity increased in Southeast Asia.

MEAP profit before tax increased 81% in 2011 compared to 2010 primarily as a result of our increased focus on cost management initiatives and operating efficiencies. In addition, profitability improved as a result of increased activity and more favorable sales mix, partially offset by costs for start-up activities in Iraq and elsewhere. MEAP profit before tax was negatively impacted by a $47 million charge associated with the impairment of trade names.

Industrial Services and Other

Industrial Services and Other revenue increased 28% in 2011 compared to 2010. Industrial Services and Other profit before tax decreased 46% in 2011 compared to 2010 primarily driven by a $51 million charge associated with the impairment of trade names and from an overall increase in cost of goods and services sold. This was partially offset by increased revenue and related profitability.

2010 Compared to 2009

	Year Ended December 31,
	2010	2009	Increase (decrease)	% Change
Revenue:
North America	$ 6,621	$ 3,165	$ 3,456	109%
Latin America	1,569	1,094	475	43%
Europe/Africa/Russia Caspian	3,006	2,774	232	8%
Middle East/Asia Pacific	2,247	1,937	310	16%
Industrial Services and Other	971	694	277	40%
Total	$14,414	$ 9,664	$ 4,750	49%

	Year Ended December 31,
	2010	2009	Increase (decrease)	% Change
Profit Before Tax:
North America	$ 1,163	$ 201	$ 962	479%
Latin America	74	78	(4)	(5)%
Europe/Africa/Russia Caspian	260	458	(198)	(43)%
Middle East/Asia Pacific	177	241	(64)	(27)%
Industrial Services and Other	99	70	29	41%
Total	$ 1,773	$ 1,048	$ 725	69%

Revenue for 2010 increased $4.75 billion or 49% compared to 2009. Excluding BJ Services, revenue for 2010 was up 11%. The primary drivers of the change included increased activity and improved pricing in the U.S. Land and Canada markets and to a lesser extent, increased activity in our international segments.

Profit before tax for 2010 increased $725 million or 69% compared to 2009. Excluding BJ Services, profit before tax was up 18% primarily due to strong activity in the North America segment where increased activity led to increased utilization, improved absorption of manufacturing and other overhead costs, and realized pricing improvement, partially offset by price degradation and lower profits in our international segments.

North America

North America revenue increased 109% in 2010 compared to 2009. Excluding BJ Services, revenue for 2010 was up 28%. Revenue and pricing increases were supported by a 45% increase in the U.S. land and inland waters rig count and a 57% increase in the Canada rig count. The unconventional reservoirs demanded our more advanced technology to deliver longer horizontals, complex completions, increased hydraulic horsepower and more fracturing stages resulting in improved pricing and higher revenue. This improvement was partially offset by a decline in our U.S. Gulf of Mexico revenue resulting from the drilling moratorium in the Gulf of Mexico.

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

Europe/Africa/Russia Caspian

EARC revenue increased 8% in 2010 compared to 2009. Excluding BJ Services, revenue for 2010 decreased 1%. Reduced revenue from the North Africa and Continental Europe geomarkets was partially offset by higher revenue in the Russia, U.K., Nigeria and Norway geomarkets, where strong demand for directional drilling and artificial lift products and services was experienced.

EARC profit before tax decreased 43% in 2010 compared to 2009. Excluding BJ Services, profit before tax decreased 41%. Improved profit before tax in the Russia and Nigeria geomarkets was more than offset by reduced profit before tax throughout the rest of the region primarily due to lower activity in the North Africa geomarket, higher overhead costs and lower realized pricing.

Middle East/Asia Pacific

MEAP revenue increased 16% in 2010 compared to 2009. Excluding BJ Services, revenue for 2010 was flat. Revenue increases occurred in the Saudi Arabia, Egypt, Australasia and Southeast Asia geomarkets, driven by higher activity benefiting our chemicals, artificial lift and completion systems products and services. These increases were offset by decreased revenue primarily in the Middle East Gulf and India geomarkets.

MEAP profit before tax decreased 27% in 2010 compared to 2009. Excluding BJ Services, profit before tax decreased 34% as improved profit before tax in the Egypt and North Asia geomarkets was more than offset by lower realized pricing and higher overhead costs throughout the rest of the region.

Industrial Services and Other

Industrial Services and Other revenue increased 40% in 2010 compared to 2009. Excluding BJ Services, revenue for 2010 increased 10%. Industrial Services and Other profit before tax increased 41% in 2010 compared to 2009. Excluding BJ Services, profit before tax increased 14%.

Costs and Expenses

The table below details certain consolidated statement of operations data and their percentage of revenue.

	2011		2010		2009
	$	%	$	%	$	%
Revenue	$19,831	100%	$14,414	100%	$9,664	100%
Cost of revenue	15,264	77%	11,184	78%	7,397	77%
Research and engineering	462	2%	429	3%	397	4%
Marketing, general and administrative	1,190	6%	1,250	9%	1,120	12%

Cost of Revenue

Cost of revenue as a percentage of revenue, which remained stable in 2011, was 77% and 78% for 2011 and 2010, respectively. The slight decrease was due primarily to improved pricing in North America coupled with improved operational efficiency and cost management initiatives implemented globally, which was offset by higher raw material, logistics and labor costs. In addition, cost of revenue was impacted by a $70 million charge in Libya where our operations ceased during the second quarter of 2011 with minimal operational activity resuming during the fourth quarter of the year.

Cost of revenue as a percentage of revenue was 78% and 77% for 2010 and 2009, respectively. The slight increase was primarily due to pricing pressures and higher operating costs for our geomarket organization, which we are mitigating through productivity improvements and cost cutting measures. As a result of the BJ Services acquisition, we incurred additional depreciation and amortization expense of $93 million in 2010 related to the step-up adjustments for property, plant and equipment and intangible assets.

Research and Engineering

Research and engineering expenses increased 8% in both 2011 and 2010 when compared to the corresponding previous year as we continue to be committed to developing and commercializing new technologies as well as investing in our core product offerings. We have global technology centers strategically placed around the world where we often collaborate with customers and local universities to jointly develop technology for specific regional needs as well as next-generation technology.

Marketing, General and Administrative

Marketing, general and administrative (“MG&A”) expenses decreased 5% in 2011 compared to 2010. The decrease in expenses resulted from cost reduction and management measures implemented in the latter half of 2010 and synergies we are realizing as we continue to integrate BJ Services into our operations.

MG&A expenses increased 12% in 2010 compared to 2009. The increase resulted primarily from costs associated with finance redesign efforts, software implementation activities and the acquisition of BJ Services.

Impairment of Trade Names

In 2011, we recognized a charge of $315 million related to the impairment of certain trade names, the majority of which related to the BJ Services trade name. The impairment of the BJ Services trade name was due to the decision to minimize the use of the BJ Services trade name as part of our overall branding strategy for Baker Hughes.

Interest Expense, net

Interest expense, net of interest income, increased $80 million in 2011 compared to 2010. The increase was primarily due to the assumption of $500 million of debt associated with the acquisition of BJ Services in April 2010, issuance of $1.5 billion of debt in August 2010 and the issuance of $750 million of debt in August 2011. The increase in interest expense was partially offset by the repayment of $250 million of debt and the early extinguishment of $500 million debt in the second and third quarters of 2011, respectively.

Net interest expense increased $16 million in 2010 compared to 2009. The increase was primarily due to the issuance of $1.5 billion of debt in August 2010 and the assumption of $500 million of debt associated with the acquisition of BJ Services, partially offset by gains on our interest rate swaps of $16 million.

Loss on Early Extinguishment of Debt

In 2011, we redeemed in full $500 million of debt maturing November 2013 and paid a redemption premium of $63 million. The redemption resulted in a pre-tax loss of $40 million on the early extinguishment of debt which included the redemption premium and the write off of the remaining original debt issuance costs and debt discount, partially offset by the $25 million gain from the termination of two related interest rate swap agreements.

Income Taxes

Total income tax expense was $596 million for 2011. This amount includes a $214 million tax benefit associated with the reorganization of certain foreign subsidiaries. As a result of the reorganization, previously accrued U.S. deferred income taxes related to those subsidiaries were reduced by certain foreign tax credits that existed prior to the acquisition of BJ Services and are now available to offset future U.S. taxes. Excluding the impact of the reorganization, our effective tax rate on operating profits in 2011, 2010, and 2009 were 34.6%, 36.1% and 31.1%, respectively. The 2011 effective tax rate is lower than the U.S. statutory income tax rate of 35% due to lower rates of tax on certain international operations partially offset by state income taxes. The 2010 effective tax rate was higher than the U.S. statutory income tax rate of 35% due to higher rates of tax on certain international operations and state income taxes partially offset by tax benefits arising from the repatriation of foreign earnings. The 2009 effective tax rate was lower than the U.S. statutory rate of 35% due to lower rates of tax on certain international operations offset by state income taxes.

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

Our industry is cyclical, and past cycles have been driven primarily by alternating periods of ample supply or shortage of oil and natural gas relative to demand. As an oilfield services company, our revenue is dependent on spending by our customers for oil and natural gas exploration, field development and production. This spending is dependent on a number of factors, including our customers’ forecasts of future energy demand, their expectations for future energy prices, their access to resources to develop and produce oil and natural gas, their ability to fund their capital programs, and the impact of new government regulations.

Our outlook for exploration and development spending is based upon our expectations for customer spending in the markets in which we operate, and is driven primarily by our perception of industry expectations for oil and natural gas prices and their likely impact on customer capital and operating budgets as well as other factors that could impact the economic return oil and natural gas companies expect for developing oil and natural gas reserves. Our forecasts are based on evaluating a number of external sources as well as our internal estimates. External sources include publications by the IEA, OPEC, Energy Information Administration (“EIA”), and the Organization for Economic Cooperation and Development (“OECD”). We acknowledge that there is a substantial amount of uncertainty regarding these forecasts, thus, while we have internal estimates regarding economic expansion, hydrocarbon demand and overall oilfield activity, we position ourselves to be flexible and responsive to a wide range of potential outcomes.

The primary drivers impacting the 2012 business environment include the following:

•

Worldwide Economic Growth - In general there is a strong linkage between overall economic activity, growth and the demand for hydrocarbons. Although we continue to see modest economic growth across the OECD countries and relatively strong growth among many developing economies, there is substantial concern regarding the economic outlook going into 2012. These concerns are primarily fueled by a concern over sovereign debt issues in Europe and a slowdown in the Chinese economy. The European sovereign debt crisis poses substantial risk to the worldwide economy as any substantial reduction in economic activity in Europe is likely to impact other major economies such as China, India and the U.S. Although steps are being taken to resolve this issue, there is still concern in the financial and equity markets that European economic activity will substantially slow in 2012. China’s rapid economic growth and industrialization has been a major factor in driving up world-wide economic growth since the recession of 2008/2009. It is expected that China will continue to grow at a meaningful pace, however, there is concern that the Chinese central bank’s efforts to limit inflation may temper growth prospects. In the U.S., there has been a slow recovery from the recession of 2008/2009 as the economy continues to deal with the effects of the financial crisis. Going forward, the expectation is that the U.S. will see modest economic growth in 2012; however, weakness or deterioration of the global economy, particularly in China, India and Europe, could curtail U.S. economic growth from current estimates.

•

Demand for Hydrocarbons - In its February 2012 Oil Market Report, the IEA said that it expects global demand for oil to increase 0.8 million barrels per day in 2012 relative to 2011. While forecasts by IEA, EIA and OPEC have been revised modestly lower in the past few months, primarily as a reaction to higher oil prices and uncertainty regarding the strength of the economic recovery, the expected increase in demand for hydrocarbons is expected to support increased spending to develop oil. Natural gas is an increasingly important hydrocarbon to meet the world’s energy needs and recent innovations in the U.S. have substantially improved the production of natural gas in the U.S. As a result, natural gas demand is at an all-time high in the U.S. and is expected to continue to increase into 2012. Further, Europe and Asia are increasing their demand for natural gas as production from major gas fields in the Middle East, Africa and Asia Pacific are imported into the consuming regions.

•

Oil Production - Global spare oil production capacity is relatively limited and is proving to be inadequate to decouple oil prices from geopolitical supply disruptions throughout North Africa and the Middle East. Several key OPEC countries have announced plans to increase their exploration and development efforts to develop resources to meet the expected increase in global demand. Sustained higher oil prices have led producers, particularly in the U.S., to increase capital spending and apply new technology to increase oil production. Although this is a positive trend for the U.S. that is expected to continue for many years to come, it will provide only a modest offset to any potential supply disruption across the rest of the world.

•

Natural Gas Production - Worldwide natural gas production continues to grow as a result of the emergence of the unconventional shale plays in North America as well as an abundance of large conventional fields in the Middle East, Asia and Latin America. Low natural gas prices in the U.S. have driven a reduction in the natural gas-directed rig activity in the U.S. It is anticipated that this will begin to impact natural gas production, but to date, natural gas production continues to increase per the latest reports by the DOE. Worldwide natural gas production will tend to be more stable as high natural gas prices in places such as Europe and Asia encourage natural gas production at current levels.

•

Oil and Natural Gas Prices - With WTI oil prices trading between $75.67/Bbl and $113.93/Bbl most unconventional plays in the U.S. as well as most conventional developments internationally will provide adequate returns to encourage incremental investment. Internationally, most oil developments are based on Brent oil prices which have also been at a high enough level to justify further investment in field development. Based on the tightness of the oil supply and the anticipated modest economic growth, we would expect commodity prices to remain relatively strong throughout 2012 barring a major macro-economic event. In North America, natural gas prices are particularly low when compared to oil on a BTU equivalent basis. This low price is driven by a combination of far more efficient production from the unconventional plays in the U.S. as well as a particularly warm winter. Although industrial demand and power generation are gradually increasing and demanding more natural gas, it is not enough to offset the increase in production from the unconventional plays. As a result, the expectation is that natural gas prices will remain particularly low throughout 2012.

Activity and Spending Outlook for North America - Overall customer spending in North America is expected to increase in fiscal 2012 compared to fiscal 2011. Unconventional plays with crude oil and natural gas liquids content are attracting incremental investment while investment in dry gas plays are expected to continue to decline due to historically low natural gas pricing levels. Service intensity has increased in North America as customers are demanding advanced directional drilling, more complex completion systems and pressure pumping to develop the unconventional plays. The demand for these key technologies has grown faster than the industry’s ability to produce them resulting in support for higher prices. In the Gulf of Mexico, activity on the continental shelf has remained steady, while during the second half of 2011 we saw a modest increase in deep water permits and subsequently deep water drilling. The level of activity in the deep water Gulf of Mexico remains below pre-moratorium levels; however, we have confidence that as the permitting process is better understood deepwater activity will ultimately return to pre-moratorium levels. We are investing in our people and processes to ensure that we will be fully compliant with the new and more stringent regulatory requirements in the Gulf of Mexico.

Activity and Spending Outlook Outside North America - International activity is driven primarily by the price of oil which is high enough to provide attractive economic returns in almost every region. Customers are expected to increase spending to develop new resources and offset declines from existing developed resources. Areas that are expected to see increased spending in 2012 include: the Middle East, in particular Iraq and Saudi Arabia; Brazil with the investment in the pre-salt resources; and Colombia which has seen a rapid expansion associated with improved fiscal terms for our customers.

Capital Expenditures - Our capital expenditures, excluding acquisitions, are expected to be between $3.1 billion and $3.4 billion for 2012. A portion of our planned capital expenditures can be adjusted to reflect changes in our expectations for future customer spending.

COMPLIANCE

We do business in more than 80 countries, including approximately 25 of the 40 countries having the lowest scores in the Transparency International’s Corruption Perception Index survey for 2011, which indicates high levels of corruption. We devote significant resources to the development, maintenance, communication and enforcement of our Business Code of Conduct, our anti-bribery compliance policies, our internal control processes and procedures and other compliance related policies. Notwithstanding the devotion of such resources, and in part as a consequence thereof, from time to time we discover or receive information alleging potential violations of laws and regulations, including the FCPA and our policies, processes and procedures. We conduct timely internal investigations of these potential violations and take appropriate action depending upon the outcome of the investigation.

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

Our Best-in-Class Global Ethics and Compliance Program (“Compliance Program”) is based on (i) our Core Values of Integrity, Performance, Teamwork and Learning; (ii) the standards contained in our Business Code of Conduct; and (iii) the laws of the countries where we operate. Our Compliance Program is referenced within the Company as “C2” or “Completely Compliant.” The Completely Compliant theme is intended to establish the proper Tone-at-the-Top throughout the Company. Employees are consistently reminded that they play a crucial role in ensuring that the Company always conducts its business ethically, legally and safely.

Highlights of our Compliance Program include the following:

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

•

We have a due diligence procedure for commercial sales, processing and professional agents, an enhanced process for classifying distributors and are creating a formal policy to guide business personnel in determining when subcontractors should be subjected to compliance due diligence.

•	We have a special compliance committee, which is made up of senior officers, that meets no less than once a year to review the oversight reports for all active commercial sales representatives.

•	We have continued our reduction of the use of commercial sales representatives and processing agents, including the reduction of customs agents.

•	We use technology to monitor and report on compliance matters, including a web-based antiboycott reporting tool and a global trade management software tool.

•

We have a program designed to encourage reporting of any ethics or compliance matter without fear of retaliation including a worldwide Business Helpline operated by a third party and currently available toll-free in 150 languages to ensure that our helpline is easily accessible to employees in their own language.

•

We have continued to expand the use and scope of our centralized finance organization including further implementation of our enterprise-wide accounting system and company-wide policies. In addition, the corporate audit function has incorporated additional anti-corruption procedures into some of their audits, which are applied on a country-wide basis. We are also continuing to refine and enhance our procedures for FCPA risk assessments and legal audit procedures.

•

We continue to work to ensure that we have adequate legal compliance coverage around the world, including the coordination of compliance advice and training across all regions and countries where we do business.

•

We are continuing to centralize our human resources function, including creating consistent standards for pre-hire screening of employees, the screening of existing employees prior to promoting them to positions where they may be exposed to corruption-related risks, and creating a uniform policy for new hire training.

LIQUIDITY AND CAPITAL RESOURCES

Our objective in financing our business is to maintain adequate financial resources and access to sufficient liquidity. At December 31, 2011, we had cash and cash equivalents of $1.05 billion, of which approximately $1.03 billion was held by foreign subsidiaries. A substantial portion of the cash held by foreign subsidiaries at December 31, 2011 was reinvested in our international operations as our intent is to use this cash to, among other things, fund the operations of our foreign subsidiaries. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds based on applicable U.S. tax rates net of foreign taxes. In addition, we had $2.5 billion available for borrowing under a committed revolving credit facility with commercial banks. We believe that cash on hand, cash flows from operations and the available credit facility, including the issuance of commercial paper, will provide sufficient liquidity to manage our global cash needs.

Our capital planning process is focused on utilizing cash flows generated from operations in ways that enhance the value of our Company. In 2011, we used cash to pay for a variety of activities including working capital needs, capital expenditures, repayment of debt and payment of dividends.

Cash Flows

Cash flows provided (used) by continuing operations by type of activity were as follows for the years ended December 31:

(In millions)	2011	2010	2009
Operating activities	$1,507	$856	$1,239
Investing activities	(1,891)	(2,376)	(966)
Financing activities	(30)	1,366	(675)

Statements of cash flows for entities with international operations that are local currency functional exclude the effects of the changes in foreign currency exchange rates that occur during any given year, as these are noncash changes. As a result, changes reflected in certain accounts on the consolidated statements of cash flows may not equal the changes in corresponding accounts on the consolidated balance sheet.

Operating Activities

Cash flows from operating activities provided $1.5 billion for the year ended December 31, 2011 and provided $856 million for the year ended December 31, 2010. This increase in cash flows of $651 million is primarily due to an increase in net income offset by the change in net operating assets and liabilities, which used more cash in 2011 compared to 2010.

The underlying drivers in 2011 compared to 2010 of the changes in operating assets and liabilities are as follows:

•

An increase in accounts receivable used cash of $1.02 billion and $702 million in 2011 and 2010, respectively. The change in accounts receivable was primarily due to an increase in activity and the corresponding revenue growth as well as an increase in the days sales outstanding (defined as the average number of days our net trade receivables are outstanding based on quarterly revenue) of approximately 2 days.

•	An increase in inventory used cash of $641 million and $243 million in 2011 and 2010, respectively, driven by activity increases.
•	An increase in accounts payable provided cash of $314 million and $292 million in 2011 and 2010, respectively, resulting from an increase in operating assets to support increased activity.
•

Accrued employee compensation and other accrued liabilities provided $58 million in cash in 2011 and used $182 million in 2010. The increase in cash provided in 2011 was due primarily to increased employee bonus accruals for 2011, partially offset by employee bonuses paid in 2011 but earned and accrued for in 2010.

Cash flows from operating activities provided $856 million for the year ended December 31, 2010 and provided $1.24 billion for the year ended December 31, 2009. This decrease in cash flows of $383 million is primarily due to the change in net operating assets and liabilities which used more cash in 2010 compared to 2009.

The underlying drivers in 2010 compared to 2009 of the changes in operating assets and liabilities are as follows:

•

Accounts receivable used $702 million in cash in 2010 and provided $399 million in 2009. The change in accounts receivable was primarily due to an increase in activity partially offset by a decrease in the days sales outstanding by approximately 6 days.

•	Inventory used $243 million in cash in 2010 and provided $240 million in 2009 driven by activity increases.
•	Accounts payable provided $292 million in cash in 2010 and used $89 million in 2009. The increase was primarily due to an increase in operating assets to support increased activity.
•

A decrease in accrued employee compensation and other accrued liabilities used cash of $182 million and $130 million in 2010 and 2009, respectively. The increase in the use of cash in 2010 was due primarily to the payments of pre-existing change of control and other contractual obligations to certain BJ Services employees partially offset by a decrease in payments related to employee bonuses earned in 2009 but paid in 2010.

•

Income taxes payable provided $23 million in 2010 in cash and used $169 million in 2009. The use of cash in 2009 was primarily due to federal income tax payments made in 2009 of $155 million for two quarterly installment payments related to 2008. The U.S. Internal Revenue Service allowed companies impacted by Hurricane Ike to defer the third and fourth quarter installment payments for 2008 until January 2009.

Investing Activities

Our principal recurring investing activity was the funding of capital expenditures to ensure that we have the appropriate levels and types of machinery and equipment in place to generate revenue from operations. Expenditures for capital assets totaled $2.46 billion, $1.49 billion and $1.09 billion for 2011, 2010 and 2009, respectively. While the majority of these expenditures were for machinery and equipment, we have continued our spending on new facilities, expansions of existing facilities and other infrastructure projects.

Proceeds from the disposal of assets were $311 million, $208 million and $163 million for 2011, 2010 and 2009, respectively. These disposals related to equipment that was lost-in-hole, and property, machinery, and equipment no longer used in operations that were sold throughout the year.

During 2010, we purchased $250 million of short-term investments consisting of U.S. Treasury Bills. The U.S. Treasury Bills matured in May 2011 and we received proceeds of $250 million.

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

Financing Activities

We had net borrowings of commercial paper and other short-term debt of $125 million and $52 million in 2011 and 2010, respectively, and net repayments of commercial paper and short-term debt of $16 million in 2009. In 2011, we completed a private placement of $750 million 3.2% senior notes that have registration rights and will mature in August 2021, resulting in net proceeds of approximately $742 million after deducting the underwriting discounts and expenses of the offering. The 3.2% notes may only be transferred or resold in a transaction registered under or exempt from registration requirements of federal and state securities laws. We intend to file a registration statement with the SEC with respect to an offer to exchange the notes for registered notes with substantially identical terms pursuant to a registration rights agreement. We used $563 million of the net proceeds to redeem our 6.5% notes. The remaining net proceeds from the offering were used for general corporate purposes. Also in 2011, we repaid $250 million of our 5.75% notes that matured. Total debt outstanding at December 31, 2011 was $4.07 billion, an increase of $184 million compared to December 31, 2010. The total debt to total capitalization (defined as total debt plus equity) ratio was 0.20 at December 31, 2011 and 0.21 at December 31, 2010.

In 2010, we sold $1.5 billion of 5.125% senior notes that will mature in September 2040. Net proceeds from the offering were approximately $1.48 billion after deducting the underwriting discounts and expenses of the offering. We used $511 million of the net proceeds to repay our outstanding commercial paper. We used $250 million of the net proceeds to purchase U.S. Treasury Bills, which were used to repay the BJ Services 5.75% notes that matured in June 2011. The remaining net proceeds from the offering were used for general corporate purposes. In 2009, we repaid $525 million of maturing long-term debt.

We received proceeds of $183 million, $74 million and $51 million in 2011, 2010 and 2009, respectively, from the issuance of common stock through the exercise of stock options and the employee stock purchase plan.

Our Board of Directors has authorized a program to repurchase our common stock from time to time. During 2011, 2010 and 2009 we did not repurchase any shares of common stock. We had authorization remaining to repurchase approximately $1.2 billion in common stock at the end of 2011.

We paid dividends of $261 million, $241 million and $185 million in 2011, 2010 and 2009, respectively. The increase in 2010 and 2011 is primarily due to the 118 million shares issued in the acquisition of BJ Services.

Available Credit Facility

At December 31, 2011, we had a $2.5 billion committed revolving credit facility with commercial banks that matures in September 2016. This facility contains certain covenants which, among other things, restrict certain merger transactions or the sale of all or substantially all of our assets or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the facility may be accelerated. Such events of default include payment defaults to lenders under the facility, covenant defaults and other customary defaults. At December 31, 2011, we were in compliance with all of the facility’s covenants. There were no direct borrowings under the committed credit facility at the end of 2011. We also have an outstanding commercial paper program under which we may issue from time to time up to $2.5 billion in commercial paper with maturity of no more than 270 days. The maximum combined borrowing at any point in time under both the commercial paper program and the credit facility is $2.5 billion. At December 31, 2011, we had $130 million of commercial paper outstanding.

If market conditions were to change and our revenue was reduced significantly or operating costs were to increase, our cash flows and liquidity could be reduced. Additionally, it could cause the rating agencies to lower our credit rating. There are no ratings triggers that would accelerate the maturity of any borrowings under our committed credit facility. However, a downgrade in our credit ratings could increase the cost of borrowings under the facility and could also limit or preclude our ability to issue commercial paper. Should this occur, we would seek alternative sources of funding, including borrowing under the facility.

We believe our current credit ratings would allow us to obtain interim financing over and above our existing credit facility for any currently unforeseen significant needs or growth opportunities. We also believe that such interim financings could be funded with subsequent issuances of long-term debt or equity, if necessary.

Cash Requirements

In 2012, we believe cash on hand, cash flows from operating activities and the available credit facility will provide us with sufficient capital resources and liquidity to manage our working capital needs, meet contractual obligations, fund capital expenditures, and support the development of our short-term and long-term operating strategies. We may issue commercial paper or other short-term debt to fund cash needs in the U.S. in excess of the cash generated in the U.S.

In 2012, we expect our capital expenditures to be between approximately $3.1 billion to $3.4 billion, excluding any amount related to acquisitions. The expenditures are expected to be used primarily for normal, recurring items necessary to support our business and operations. A significant portion of our capital expenditures can be adjusted based on future activity of our customers. We will manage our capital expenditures to match market demand. In 2012, we also expect to make interest payments of between $225 million and $240 million, based on debt levels as of December 31, 2011. We anticipate making income tax payments of between $1.3 billion and $1.4 billion in 2012.

We may repurchase our common stock depending on market conditions, applicable legal requirements, our liquidity and other considerations. We anticipate paying dividends of between $257 million and $267 million in 2012; however, the Board of Directors can change the dividend policy at any time.

For all pension plans, we make annual contributions to the plans in amounts equal to or greater than amounts necessary to meet minimum governmental funding requirements. In 2012, we expect to contribute between $80 million and $95 million to our defined benefit pension plans. In 2012, we also expect to make benefit payments related to postretirement welfare plans of between $16 million and $18 million, and we estimate we will contribute between $263 million and $286 million to our defined contribution plans. See Note 12 of the Notes to Consolidated Financial Statements in Item 8 herein for further discussion of our employee benefit plans.

Contractual Obligations

In the table below, we set forth our contractual cash obligations as of December 31, 2011. Certain amounts included in this table are based on our estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors. The contractual cash obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

	Payments Due by Period
(In millions)	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	More Than 5 Years
Total debt and capital lease obligations (1)	$4,098	$224	$18	$28	$3,828
Estimated interest payments (2)	3,664	227	449	440	2,548
Operating leases (3)	578	148	203	103	124
Purchase obligations (4)	2,056	683	836	512	25
Income tax liabilities for uncertain tax positions (5)	379	176	118	51	34
Other long-term liabilities	129	19	35	11	64
Total	$10,904	$1,477	$1,659	$1,145	$6,623

(1)

Amounts represent the expected cash payments for the principal amounts related to our debt and capital lease obligations. Amounts for debt do not include any unamortized discounts or deferred issuance costs. Expected cash payments for interest are excluded from these amounts.

(2)	Amounts represent the expected cash payments for interest on our long-term debt and capital lease obligations.
(3)	We enter into operating leases, some of which include renewal options. We have excluded renewal options from the table above.
(4)

Purchase obligations include capital improvements as well as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

(5)

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

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as letters of credit and other bank issued guarantees, which totaled approximately $1.3 billion at December 31, 2011. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our consolidated financial statements.

Other than normal operating leases, we do not have any off-balance sheet financing arrangements such as securitization agreements, liquidity trust vehicles, synthetic leases or special purpose entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures and disclosures about any contingent assets and liabilities. We base these estimates and judgments on historical experience and other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects are subject to uncertainty, and accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the business environment in which we operate changes.

We have defined a critical accounting estimate as one that is both important to the portrayal of either our financial condition or results of operations and requires us to make difficult, subjective or complex judgments or estimates about matters that are uncertain. We have reviewed our critical accounting estimates with the Audit/Ethics Committee of our Board of Directors and the Audit/Ethics Committee has reviewed the disclosure presented below. During the past three fiscal years, we have not made any material changes in the methodology used to establish the critical accounting estimates, and we believe that the following are the critical accounting estimates used in the preparation of our consolidated financial statements. There are other items within our consolidated financial statements that require estimation and judgment but they are not deemed critical as defined above.

Allowance for Doubtful Accounts

The determination of the collectability of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current credit worthiness to determine that collectability is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make frequent judgments and estimates regarding our customers’ ability to pay amounts due us in order to determine the amount of valuation allowances required for doubtful accounts. Provisions for doubtful accounts are recorded when it becomes evident that the customer will not make the required payments at either contractual due dates or in the future. At December 31, 2011 and 2010, the allowance for doubtful accounts totaled $229 million, or 4%, and $162 million, or 4%, of total gross accounts receivable, respectively. We believe that our allowance for doubtful accounts is adequate to cover potential bad debt losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required. A five percent change in the allowance for doubtful accounts would have had an impact on income before income taxes of approximately $11 million in 2011.

Inventory Reserves

Inventory is a significant component of current assets and is stated at the lower of cost or market. This requires us to record provisions and maintain reserves for excess, slow moving and obsolete inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand, market conditions, production requirements and technological developments. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential future outcomes. At December 31, 2011 and 2010, inventory reserves totaled $304 million, or 9%, and $322 million, or 11%, of gross inventory, respectively. We believe that our reserves are adequate to properly value potential excess, slow moving and obsolete inventory under current conditions. Significant or unanticipated changes to our estimates and forecasts could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required. A five percent change in this inventory reserve balance would have had an impact on income before income taxes of approximately $15 million in 2011.

Goodwill and Other Long-Lived Assets

The purchase price of acquired businesses is allocated to its identifiable assets and liabilities based upon estimated fair values as of the acquisition date. Goodwill is the excess of the consideration transferred over the fair value of the tangible and identifiable intangible assets and liabilities recognized. In determining estimated fair values, we use various sources and types of information, including, but not limited to, quoted market prices, replacement cost estimates, accepted valuation techniques such as discounted cash flows, and existing carrying value of acquired assets. As necessary, we utilize third-party appraisal firms to assist us in determining fair value of inventory, identifiable intangible assets, and any other significant assets or liabilities. During the measurement period, we adjust the preliminary purchase price allocation if we obtain more information regarding asset valuations and liabilities assumed. The judgments, assumptions and estimates used or made in determining the estimated fair value assigned to assets acquired and liabilities assumed, as well as future asset lives, can materially impact our results of operations. We perform an annual impairment test of goodwill as of October 1 of each year. In performing the test, we individually test each of our reporting units, which are generally based on our regional structure. These tests involve the use of different valuation techniques, including a market approach, comparable transactions and discounted cash flow methodology, all of which include, but are not limited to, assumptions regarding matters such as discount rates, anticipated growth rates and expected profitability rates and similar items. The results of the 2011 test indicated that there were no impairments of goodwill; however, for one reporting unit, the excess of estimated fair value over the carrying value was less than 10% of the related carrying value. Goodwill associated with this reporting unit totaled approximately $419 million at December 31, 2011. Unanticipated changes, including even small revisions, to these assumptions could require a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and time-frames, it is not possible to reasonably quantify the impact of changes in these assumptions.

Long-lived assets, which include property and equipment, intangible assets other than goodwill, and certain other assets, comprise a significant amount of our total assets. We review the carrying values of these assets for impairment periodically, and at least annually for certain intangible assets, or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. This requires us to make judgments regarding long-term forecasts of future revenue and costs related to the assets subject to review. These forecasts are uncertain in that they require assumptions about demand for our products and services, future market conditions and technological developments.

Income Taxes

The liability method is used for determining our income tax provisions, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for valuation allowances, we have considered and made judgments and estimates regarding estimated future taxable income and ongoing prudent and feasible tax planning strategies. These estimates and judgments include some degree of uncertainty and changes in these estimates and assumptions could require us to adjust the valuation allowances for our deferred tax assets. Historically, changes to valuation allowances have been caused by major changes in the business cycle in certain countries and changes in local country law. The ultimate realization of the deferred tax assets depends on the generation of sufficient taxable income in the applicable taxing jurisdictions.

We operate in more than 80 countries under many legal forms. As a result, we are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among these governments. Our operations in these different jurisdictions are taxed on various bases: actual income before taxes, deemed profits (which are generally determined using a percentage of revenue rather than profits) and withholding taxes based on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact on the amount of income taxes that we provide during any given year.

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

The discount rate enables us to determine expected future cash flows at a present value on the measurement date. The development of the discount rate for our largest plans was based on a bond matching model whereby the cash flows underlying the projected benefit obligation are matched against a yield curve constructed from a bond portfolio of high-quality, fixed-income securities. Use of a lower discount rate would increase the present value of benefit obligations and increase pension expense. We used a discount rate of 5.2% in 2011, 5.9% in 2010 and 6.4% in 2009 to determine pension expense. A 50 basis point reduction in the discount rate would have decreased income before income taxes by approximately $2 million in 2011.

To determine the expected rate of return on plan assets, we consider the current and target asset allocations, as well as historical and expected future returns on various categories of plan assets. A lower rate of return increases plan expenses. We assumed rates of return on our plan investments were 7.2% in 2011, 7.1% in 2010 and 8.0% in 2009. A 50 basis point reduction in the expected rate of return on assets of our principal plans would have decreased income before income taxes by approximately $5 million in 2011.

NEW ACCOUNTING STANDARDS UPDATES

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) 820, Fair Value Measurement. The Accounting Standards Update (“ASU”) conforms certain sections of ASC 820 to International Financial Reporting Standards in order to provide a single converged guidance on the measurement of fair value. This update also expands the existing disclosure requirements for fair value measurements. This ASU is effective for interim and annual periods beginning after December 15, 2011. We will adopt this ASU prospectively in the first quarter of 2012. We currently do not expect this ASU to have a material impact, if any, on our consolidated financial statements.

In June 2011, the FASB issued an update to ASC 220, Comprehensive Income. This ASU requires entities to present components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements that would include reclassification adjustments by component for items that are reclassified from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued an update to this ASU indefinitely deferring the implementation of the reclassification adjustments by component requirement of the ASU issued in June 2011. These ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt the new presentation requirements of these ASUs retrospectively in the first quarter of 2012.

In September 2011, the FASB issued an update to ASC 350, Intangibles - Goodwill and Other. This ASU amends the guidance in ASC 350-20 on testing for goodwill impairment. The revised guidance allows entities testing for goodwill impairment to have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test annually for impairment. The ASU is limited to goodwill and does not amend the annual requirement for testing other indefinite-lived intangible assets for impairment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will adopt this ASU for our 2012 goodwill impairment testing. We do not expect this ASU to have a material impact, if any, on our consolidated financial statements.

RELATED PARTY TRANSACTIONS

There were no significant related party transactions during the three years ended December 31, 2011.

FORWARD-LOOKING STATEMENTS

This Form 10-K, including MD&A and certain statements in the Notes to Consolidated Financial Statements, includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act (each a “forward-looking statement”). The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “estimate,” “probable,” “project,”

“forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “would,” “potential, “ “may,” “likely” and similar expressions, and the negative thereof, are intended to identify forward-looking statements. Our forward-looking statements are based on assumptions that we believe to be reasonable but that may not prove to be accurate. The statements do not include the potential impact of future transactions, such as an acquisition, disposition, merger, joint venture or other transaction that could occur. We undertake no obligation to publicly update or revise any forward-looking statement. Our expectations regarding our business outlook, including changes in revenue, pricing, capital spending, profitability, strategies for our operations, impact of any common stock repurchases, oil and natural gas market conditions, the business plans of our customers, market share and contract terms, costs and availability of resources, legal, economic and regulatory conditions, and environmental matters are only our forecasts regarding these matters.

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

Risk Factors

For discussion of our risk factors and cautions regarding forward-looking statements, see Item 1A. Risk Factors and the “Forward-Looking Statements” section in Item 7, both contained herein.

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

In September 2011, we redeemed in full our $500 million 6.5% fixed rate senior notes maturing November 2013. Consequently, we terminated two related interest rate swap agreements resulting in a net gain on the swap agreements of $25 million. The two swap agreements were entered into in June 2009 for a notional amount of $250 million each in order to hedge changes in the fair market value of the debt. The swap agreements had been designated and each qualified as a fair value hedging instrument.

Indebtedness

We had fixed rate debt aggregating $3.8 billion at December 31, 2011 and December 31, 2010. The following table sets forth the required cash payments for our indebtedness, which bear a fixed rate of interest and are denominated in U.S. Dollars, and the related weighted average interest rates by expected maturity dates as of December 31, 2011 and 2010.

(In millions)	2011	2012	2013	2014	2015	2016	Thereafter	Total
As of December 31, 2011
Long-term debt (1) (2)	$-	$-	$-	$-	$-	$-	$3,800	$3,800
Weighted average interest rates	-	-	-	-	-	-	5.72%	5.72%

As of December 31, 2010
Long-term debt (1) (2)	$250	$-	$500	$-	$-	$-	$3,050	$3,800
Weighted average interest rates	5.86%	-	6.73%	-	-	-	6.31%	6.34%

(1)	Amounts do not include any unamortized discounts or deferred issuance costs.
(2)	Fair market value of fixed rate long-term debt was $4,611 million at December 31, 2011 and $4,218 million at December 31, 2010.

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

At December 31, 2011 and 2010, we had outstanding foreign currency forward contracts with notional amounts aggregating $117 million and $156 million, respectively, to hedge exposure to currency fluctuations in various foreign currencies. These contracts are designated and qualify as fair value hedging instruments. Based on quoted market prices as of December 31, 2011 and 2010 for contracts with similar terms and maturity dates, we recorded a loss of $1 million and $2 million, respectively, to adjust these foreign currency forward contracts to their fair market value. These losses offset designated foreign currency exchange gains resulting from the underlying exposures and are included in MG&A expenses in the consolidated statement of operations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2011. This conclusion is based on the recognition that there are inherent limitations in all systems of internal control. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

/s/ MARTIN S. CRAIGHEAD Martin S. Craighead President and Chief Executive Officer	/s/ PETER A. RAGAUSS Peter A. Ragauss Senior Vice President and Chief Financial Officer	/s/ ALAN J. KEIFER Alan J. Keifer Vice President and Controller

Houston, Texas

February 22, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Baker Hughes Incorporated

Houston, Texas

We have audited the accompanying consolidated balance sheets of Baker Hughes Incorporated and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included financial statement schedule II, valuation and qualifying accounts, listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Baker Hughes Incorporated and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 22, 2012

Baker Hughes Incorporated

Consolidated Statements of Operations

(In millions, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenue:
Sales	$6,382	$5,516	$4,809
Services	13,449	8,898	4,855
Total revenue	19,831	14,414	9,664

Costs and expenses:
Cost of sales	5,122	4,359	3,858
Cost of services	10,142	6,825	3,539
Research and engineering	462	429	397
Marketing, general and administrative	1,190	1,250	1,120
Impairment of trade names	315	-	-
Acquisition-related costs	-	134	18
Total costs and expenses	17,231	12,997	8,932

Operating income	2,600	1,417	732
Gain on investments	-	6	4
Interest expense, net	(221)	(141)	(125)
Loss on early extinguishment of debt	(40)	-	-
Income before income taxes	2,339	1,282	611
Income taxes	(596)	(463)	(190)
Net income	1,743	819	421
Net income attributable to noncontrolling interests	(4)	(7)	-
Net income attributable to Baker Hughes	$1,739	$812	$421

Basic earnings per share attributable to Baker Hughes	$3.99	$2.06	$1.36

Diluted earnings per share attributable to Baker Hughes	$3.97	$2.06	$1.36

See Notes to Consolidated Financial Statements

Baker Hughes Incorporated

Consolidated Balance Sheets

(In millions, except par value)

	December 31,
	2011	2010
ASSETS

Current Assets:
Cash and cash equivalents	$1,050	$1,456
Short-term investments	-	250
Accounts receivable - less allowance for doubtful accounts (2011 - $229; 2010 - $162)	4,878	3,942
Inventories, net	3,222	2,594
Deferred income taxes	251	234
Other current assets	396	231
Total current assets	9,797	8,707

Property, plant and equipment - less accumulated depreciation (2011 - $5,251; 2010 - $4,367)	7,415	6,310
Goodwill	5,956	5,869
Intangible assets, net	1,143	1,569
Other assets	536	531
Total assets	$24,847	$22,986

LIABILITIES AND EQUITY

Current Liabilities:
Accounts payable	$1,810	$1,496
Short-term debt and current portion of long-term debt	224	331
Accrued employee compensation	704	589
Income taxes payable	289	219
Other accrued liabilities	475	504
Total current liabilities	3,502	3,139

Long-term debt	3,845	3,554
Deferred income taxes and other tax liabilities	810	1,360
Liabilities for pensions and other postretirement benefits	578	483
Other liabilities	148	164
Commitments and contingencies

Equity:
Common stock, one dollar par value (shares authorized - 750; issued and outstanding: 2011 - 437; 2010 - 432)	437	432
Capital in excess of par value	7,303	7,005
Retained earnings	8,561	7,083
Accumulated other comprehensive loss	(555)	(420)
Baker Hughes stockholders’ equity	15,746	14,100
Noncontrolling interests	218	186
Total equity	15,964	14,286
Total liabilities and equity	$24,847	$22,986

See Notes to Consolidated Financial Statements

Baker Hughes Incorporated

Consolidated Statements of Changes in Equity

(In millions, except per share amounts)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, December 31, 2008	$309	$745	$6,276	$(523)	$-	$6,807
Comprehensive income:
Net income			421
Foreign currency translation adjustments				122
Defined benefit pension plans, net of tax of $2				(13)
Total comprehensive income						530
Issuance of common stock	3	41				44
Stock-based compensation cost		88				88
Cash dividends ($0.60 per share)			(185)			(185)
Balance, December 31, 2009	$312	$874	$6,512	$(414)	$-	$7,284
Comprehensive income:
Net income			812		7
Foreign currency translation adjustments				(41)
Defined benefit pension plans, net of tax of $(5)				35
Total comprehensive income						813
Issuance of common stock, to acquire BJ Services	118	5,986				6,104
Issuance of common stock	2	58				60
Stock-based compensation cost		87				87
Cash dividends ($0.60 per share)			(241)			(241)
Acquisition of noncontrolling interests					179	179
Balance, December 31, 2010	$432	$7,005	$7,083	$(420)	$186	$14,286
Comprehensive income:
Net income			1,739		4
Foreign currency translation adjustments				(43)	(1)
Defined benefit pension plans, net of tax of $44				(92)
Total comprehensive income						1,607
Issuance of common stock	5	179				184
Stock-based compensation cost		108				108
Cash dividends ($0.60 per share)			(261)			(261)
Net activity related to noncontrolling interests		11			29	40
Balance, December 31, 2011	$437	$7,303	$8,561	$(555)	$218	$15,964

See Notes to Consolidated Financial Statements

Baker Hughes Incorporated

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$1,743	$819	$421
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	1,321	1,069	711
Benefit for deferred income taxes	(492)	(188)	(256)
Impairment of trade names	315	-	-
Gain on disposal of assets	(179)	(113)	(64)
Stock-based compensation cost	108	87	88
Provision for doubtful accounts	84	39	94
Loss on early extinguishment of debt	40	-	-
Gain on investments	-	(6)	(4)
Changes in operating assets and liabilities:
Accounts receivable	(1,024)	(702)	399
Inventories	(641)	(243)	240
Accounts payable	314	292	(89)
Accrued employee compensation and other accrued liabilities	58	(182)	(130)
Income taxes payable	(121)	23	(169)
Other operating items, net	(19)	(39)	(2)
Net cash flows from operating activities	1,507	856	1,239

Cash flows from investing activities:
Expenditures for capital assets	(2,461)	(1,491)	(1,086)
Proceeds from disposal of assets	311	208	163
Purchase of short-term investments	-	(250)	-
Proceeds from maturities of short-term investments	250	-	-
Acquisition of businesses, net of cash acquired	(5)	(888)	(58)
Other investing items, net	14	45	15
Net cash flows from investing activities	(1,891)	(2,376)	(966)

Cash flows from financing activities:
Net proceeds (payments) of commercial paper and other short-term debt	125	52	(16)
Net proceeds from issuance of long-term debt	742	1,479	-
Repayment of long-term debt	(813)	-	(525)
Proceeds from termination of interest rate swap agreements	26	-	-
Proceeds from issuance of common stock	183	74	51
Dividends paid	(261)	(241)	(185)
Purchase of noncontrolling interest	(26)	-	-
Other financing items, net	(6)	2	-
Net cash flows from financing activities	(30)	1,366	(675)

Effect of foreign exchange rate changes on cash	8	15	42
Decrease in cash and cash equivalents	(406)	(139)	(360)
Cash and cash equivalents, beginning of year	1,456	1,595	1,955
Cash and cash equivalents, end of year	$1,050	$1,456	$1,595

Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$1,192	$637	$604
Interest paid	$237	$154	$154

Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$111	$64	$29

See Notes to Consolidated Financial Statements

Baker Hughes Incorporated

Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Baker Hughes Incorporated (“Baker Hughes,” “Company,” “we,” “our,” or “us,”) is a leading supplier of oilfield services, products, technology and systems used for drilling, formation evaluation, completion and production, pressure pumping, and reservoir development in the worldwide oil and natural gas industry. We also provide products and services to the downstream refining and process and pipeline industries.

Basis of Presentation

The consolidated financial statements include the accounts of Baker Hughes and all of our subsidiaries where we exercise control. For investments in subsidiaries that are not wholly-owned, but where we exercise control, the equity held by the minority owners and their portion of net income (loss) are reflected as noncontrolling interests. Investments over which we have the ability to exercise significant influence over operating and financial policies, but do not hold a controlling interest, are accounted for using the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation. In the Notes to Consolidated Financial Statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.”) requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. While we believe that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates. Estimates are used for, but are not limited to, determining the following: allowance for doubtful accounts and inventory valuation reserves; recoverability of long-lived assets; useful lives used in depreciation and amortization; income taxes and related valuation allowances; accruals for contingencies and actuarial assumptions to determine costs and liabilities related to employee benefit plans; stock-based compensation and fair value of assets acquired and liabilities assumed in acquisitions.

Revenue Recognition

Our products and services are generally sold based upon purchase orders or contracts with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other significant post-delivery obligations. Our products are produced in a standard manufacturing operation, even if produced to our customer’s specifications, and are sold in the ordinary course of business. We recognize revenue for these products upon delivery, when title passes, when collectability is reasonably assured and there are no further significant obligations for future performance. Provisions for estimated warranty returns or similar types of items are made at the time the related revenue is recognized. Revenue for services is recognized as the services are rendered and when collectability is reasonably assured. Rates for services are typically priced on a per day, per meter, per man hour or similar basis. In certain situations, revenue is generated from transactions that may include multiple products and services under one contract or agreement and which may be delivered to the customer over an extended period of time. Revenue from these arrangements is recognized in accordance with the above criteria and as each item or service is delivered based on their relative fair value.

Research and Engineering

Research and engineering expenses include costs associated with the research and development of new products and services and costs associated with sustaining engineering of existing products and services. These costs are expensed as incurred and include research and development costs for new products and services of $324 million, $283 million and $231 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Baker Hughes Incorporated

Notes to Consolidated Financial Statements

Cash, Cash Equivalents and Short-term Investments

We maintain cash deposits with financial institutions that may exceed federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits.

Cash equivalents include only those investments with an original maturity of three months or less. Short-term investments have an original maturity of greater than three months but less than one year.

Allowance for Doubtful Accounts

We establish an allowance for doubtful accounts based on various factors including historical experience, current aging status of the customer accounts, and the payment history and financial condition of our customers. Provisions for doubtful accounts are recorded when it becomes evident that the customer will not make the required payments at either contractual due dates or in the future.

Concentration of Credit Risk

We grant credit to our customers, which operate primarily in the oil and natural gas industry. Although this concentration could affect our overall exposure to credit risk, we believe that our risk is minimized because the majority of our business is conducted with major companies many of which are geographically diverse, thus spreading the credit risk. To manage this risk, we perform periodic credit evaluations of our customers’ financial condition, including monitoring our customers’ payment history and current credit worthiness. We do not generally require collateral in support of our trade receivables, but we may require payment in advance or security in the form of a letter of credit or bank guarantee. During 2011, 2010 and 2009, no individual customer accounted for more than 10% of our consolidated revenue.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method or the average cost method, which approximates FIFO, and includes the cost of materials, labor and manufacturing overhead. As necessary, we record provisions and maintain reserves for excess, slow moving and obsolete inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand, market conditions, production requirements and technological developments.

Property, Plant and Equipment and Accumulated Depreciation

Property, plant and equipment (“PP&E”) is stated at cost less accumulated depreciation, which is generally provided by using the straight-line method over the estimated useful lives of the individual assets. Significant improvements and betterments are capitalized if they extend the useful life of the asset. We manufacture a substantial portion of our tools and equipment and the cost of these items, which includes direct and indirect manufacturing costs, are capitalized and carried in inventory until it is completed. When complete, the cost is reflected in capital expenditures and is classified as machinery, equipment and other in PP&E. Maintenance and repairs are charged to expense as incurred. Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the balance sheet and the net amount, less proceeds from disposal, is charged or credited to income. The capitalized costs of computer software developed or purchased for internal use are classified in machinery, equipment and other.

Goodwill, Intangible Assets and Amortization

Goodwill is the excess of the consideration transferred over the fair value of the tangible and identifiable intangible assets and liabilities recognized. Goodwill and intangible assets with indefinite lives are not amortized. Intangible assets with finite useful lives are amortized on a basis that reflects the pattern in which the economic benefits of the intangible assets are realized, which is generally on a straight-line basis over the asset’s estimated useful life.

Impairment of PP&E, Goodwill, Intangibles and Other Long-lived Assets

We review PP&E, intangible assets and certain other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and at least annually for certain intangible assets. The determination of recoverability is made based upon the estimated undiscounted future net cash flows. The amount of impairment loss,

Baker Hughes Incorporated

Notes to Consolidated Financial Statements

if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related assets.

We perform an annual impairment test of goodwill for each of our reporting units as of October 1, or more frequently if circumstances indicate that impairment may exist. Our reporting units are based on our organizational and reporting structure. Corporate and other assets and liabilities are allocated to the reporting units to the extent that they relate to the operations of those reporting units in determining their carrying amount. The determination of impairment is made by comparing the carrying amount with its fair value, which is generally calculated using a combination of the market, comparable transaction and discounted cash flow approaches.

Income Taxes

We use the liability method for determining our income taxes, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Deferred tax liabilities and assets, which are computed on the estimated income tax effect of temporary differences between financial and tax bases in assets and liabilities, are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We intend to indefinitely reinvest certain earnings of our foreign subsidiaries in operations outside the U.S., and accordingly, we have not provided for U.S. income taxes on such earnings. We do provide for the U.S. and additional non-U.S. taxes on earnings anticipated to be repatriated from our non-U.S. subsidiaries.

Our tax filings for various periods are subject to audit by tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the authorities or through the courts. We have provided for the amounts we believe will ultimately result from these proceedings. In addition to the assessments that have been received from various tax authorities, we also provide for taxes for uncertain tax positions where formal assessments have not been received. We classify interest and penalties related to uncertain tax positions as income taxes in our financial statements.

Environmental Matters

Estimated remediation costs are accrued using currently available facts, existing environmental permits, technology and enacted laws and regulations. For sites where we are primarily responsible for the remediation, our cost estimates are developed based on internal evaluations and are not discounted. Accruals are recorded when it is probable that we will be obligated to pay for environmental site evaluation, remediation or related activities, and such costs can be reasonably estimated. As additional information becomes available, accruals are adjusted to reflect current cost estimates. Ongoing environmental compliance costs, such as obtaining environmental permits, installation of pollution control equipment and waste disposal, are expensed as incurred. Where we have been identified as a potentially responsible party in a U.S. federal or state “Superfund” site, we accrue our share of the estimated remediation costs of the site. This share is based on the ratio of the estimated volume of waste we contributed to the site to the total volume of waste disposed at the site.

Foreign Currency

A number of our significant foreign subsidiaries have designated the local currency as their functional currency and, as such, gains and losses resulting from balance sheet translation of foreign operations are included as a separate component of accumulated other comprehensive loss within stockholders’ equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of receivables or payables in the non-functional currency, are included in marketing, general and administrative (“MG&A”) expenses in the consolidated statements of operations as incurred. For those foreign subsidiaries that have designated the U.S. Dollar as the functional currency, monetary assets and liabilities are remeasured at period-end exchange rates, and nonmonetary items are remeasured at historical exchange rates. Gains and losses resulting from this balance sheet remeasurement are also included in MG&A expenses in the consolidated statements of operations as incurred.

Derivative Financial Instruments

We monitor our exposure to various business risks including commodity prices, foreign currency exchange rates and interest rates and regularly use derivative financial instruments to manage these risks. Our policies do not permit the use of derivative financial instruments for speculative purposes. We use foreign currency forward contracts to hedge certain firm commitments and transactions

Baker Hughes Incorporated

Notes to Consolidated Financial Statements

denominated in foreign currencies, and we use interest rate swap contracts to manage interest rate risk.

At the inception of a new derivative, we designate the derivative as a hedge or we determine the derivative to be undesignated as a hedging instrument as the facts dictate. We document the relationships between the hedging instruments and the hedged items, as well as our risk management objectives and strategy for undertaking various hedge transactions. We assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item at both the inception of the hedge and on an ongoing basis.

New Accounting Standards Updates

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) 820, Fair Value Measurement. The Accounting Standards Update (“ASU”) conforms certain sections of ASC 820 to International Financial Reporting Standards in order to provide a single converged guidance on the measurement of fair value. This update also expands the existing disclosure requirements for fair value measurements. This ASU is effective for interim and annual periods beginning after December 15, 2011. We will adopt this ASU prospectively in the first quarter of 2012. We currently do not expect this ASU to have a material impact, if any, on our consolidated financial statements.

In June 2011, the FASB issued an update to ASC 220, Comprehensive Income. This ASU requires entities to present components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements that would include reclassification adjustments by component for items that are reclassified from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued an update to this ASU indefinitely deferring the implementation of the reclassification adjustments by component requirement of the ASU issued in June 2011. These ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt the new presentation requirements of these ASUs retrospectively in the first quarter of 2012.

In September 2011, the FASB issued an update to ASC 350, Intangibles - Goodwill and Other. This ASU amends the guidance in ASC 350-20 on testing for goodwill impairment. The revised guidance allows entities testing for goodwill impairment to have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test annually for impairment. The ASU is limited to goodwill and does not amend the annual requirement for testing other indefinite-lived intangible assets for impairment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will adopt this ASU for our 2012 goodwill impairment testing. We do not expect this ASU to have a material impact, if any, on our consolidated financial statements.

NOTE 2. ACQUISITIONS

ACQUISITION OF BJ SERVICES

On April 28, 2010, we acquired 100% of the outstanding common stock of BJ Services Company (“BJ Services”) in a cash and stock transaction valued at $6,897 million. This acquisition provided us with a proven leader in the areas of pressure pumping, stimulation and fracturing, and expanded our suite of service and product offerings. Total consideration consisted of $793 million in cash, 118 million shares valued at $6,048 million, and Baker Hughes options with a fair value of $56 million in exchange for BJ Services options held by BJ Services employees and directors, all of which we assumed. Revenue and net income of BJ Services from the acquisition date included in our consolidated statement of operations for 2010 were $3,686 million and $290 million, respectively. Pursuant to an agreement with the Antitrust Division of the U.S. Department of Justice in connection with the governmental approval of the acquisition, in August 2010 we sold two leased stimulation vessels and certain other assets used to perform sand control services in the U.S. Gulf of Mexico for approximately $55 million in cash.

Recording of Assets Acquired and Liabilities Assumed

The transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. The excess of the consideration transferred over those fair values totaling $4,406 million was recorded as goodwill.

Baker Hughes Incorporated

Notes to Consolidated Financial Statements

The following table summarizes the amounts recognized for assets acquired and liabilities assumed.

Fair Values
Assets:
Cash and cash equivalents	$113
Accounts receivable	951
Inventories	419
Other current assets	125
Property, plant and equipment	2,745
Intangible assets	1,404
Goodwill	4,406
Other long-term assets	109
Liabilities:
Liabilities for change in control and transaction fees	210
Current liabilities	776
Deferred income taxes and other tax liabilities	1,428
Long-term debt	531
Liabilities for pensions and other post retirement benefits	154
Other long-term liabilities	29
Noncontrolling interests	247
Net assets acquired	$6,897

The significant step-up adjustments recorded to present the asset or liability at fair value were $406 million for property, plant and equipment, with a depreciable life of approximately six years; $1,262 million for deferred taxes and other tax liabilities; and $202 million for noncontrolling interests.

The table below summarizes the fair values recorded for the identifiable intangible assets and their estimated useful lives as of the acquisition date.

	Fair Values	Useful Lives
Customer relationships	$428	3-16 years
Technology	451	5-15 years
BJ Services trade name	360	Indefinite
Other trade names	38	5-12 years
In-process research and development	127	Indefinite
Total identifiable intangible assets	$1,404

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

	Years Ended December 31,
	2010 Pro Forma	2009 Pro Forma
Revenue	$15,903	$13,301
Net income	$828	$345
Basic net income per share	$1.92	$0.81
Diluted net income per share	$1.91	$0.80

Baker Hughes Incorporated

Notes to Consolidated Financial Statements

OTHER ACQUISITIONS

We had no material acquisitions in 2011. During 2010, we completed several other acquisitions having an aggregate purchase price of approximately $208 million, net of cash acquired of $4 million. As a result of these acquisitions, we recorded $91 million of goodwill. Pro forma results of operations for these acquisitions have not been presented because the effect of these acquisitions was not material to our consolidated financial statements.

NOTE 3. STOCK-BASED COMPENSATION

Stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense over the employee’s service period, which is generally the vesting period of the equity grant. Additionally, compensation cost is recognized based on awards ultimately expected to vest; therefore, we have reduced the cost for estimated forfeitures based on historical forfeiture rates. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures.

The following table summarizes stock-based compensation costs for the years ended December 31, 2011, 2010 and 2009. There were no stock-based compensation costs capitalized as the amounts were not material.

	2011	2010	2009
Stock-based compensation cost	$108	$87	$88
Tax benefit	(22)	(18)	(15)
Stock-based compensation cost, net of tax	$86	$69	$73

For our stock options and restricted stock awards and units, we currently have 32.5 million shares authorized for issuance and as of December 31, 2011, approximately 12 million shares were available for future grants. Our policy is to issue new shares for exercises of stock options, when restricted stock awards are granted, at vesting of restricted stock units, and issuances under the employee stock purchase plan.

Stock Options

Our stock option plans provide for the issuance of stock options to directors, officers and other key employees at an exercise price equal to the fair market value of the stock at the date of grant. Although subject to the terms of the stock option agreement, substantially all of the stock options become exercisable in three equal annual installments, beginning a year from the date of grant, and generally expires ten years from the date of grant. The stock option plans provide for the acceleration of vesting upon the employee’s retirement; therefore, the service period is reduced for employees that are or will become retirement eligible during the vesting period and, accordingly, the recognition of compensation expense for these employees is accelerated. Compensation cost related to stock options is recognized on a straight-line basis over the vesting or service period and is net of forfeitures.

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

	2011	2010	2009
Expected life (years)	5.0	5.0	6.0
Risk-free interest rate	1.8%	2.2%	2.6%
Volatility	40.8%	39.8%	41.2%
Dividend yield	0.9%	1.2%	1.8%
Weighted average fair value per share at grant date	$24.20	$16.24	$12.66

Baker Hughes Incorporated

Notes to Consolidated Financial Statements

The following table presents the changes in stock options outstanding and related information (in thousands, except per option prices):

	Number of Options	Weighted Average Exercise Price Per Option
Outstanding at December 31, 2010	10,902	$ 50.72
Granted	1,281	68.94
Exercised	(2,636)	43.05
Forfeited	(78)	52.29
Expired	(37)	59.10
Outstanding at December 31, 2011	9,432	$ 55.34

The total intrinsic value of stock options (defined as the amount by which the market price of our common stock on the date of exercise exceeds the exercise price of the option) exercised in 2011, 2010 and 2009 was $74 million, $18 million and $0.4 million, respectively. The income tax benefit realized from stock options exercised was $20 million, $0.9 million and $0.1 million in 2011, 2010 and 2009, respectively.

The total fair value of options vested in 2011, 2010 and 2009 was $22 million, $20 million and $17 million, respectively. As of December 31, 2011, there was $14 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of two years.

The following table summarizes information about stock options outstanding at December 31, 2011 (in thousands, except per option prices and remaining life):

		Outstanding			Exercisable
Range of Exercise Prices		Number of Options	Weighted Average Remaining Contractual Life (In years)	Weighted Average Exercise Price Per Option	Number of Options	Weighted Average Remaining Contractual Life (In years)	Weighted Average Exercise Price Per Option
$ 14.79 -	$16.78	3	1.8	$ 15.84	3	1.8	$ 15.84
22.88 -	33.32	1,536	6.1	28.76	1,274	5.9	28.69
34.45 -	50.94	2,841	7.1	43.73	1,578	6.3	42.10
51.73 -	77.41	3,930	6.6	67.14	2,704	5.3	66.01
77.84 -	86.50	1,122	4.6	79.91	1,122	4.6	79.91
Total		9,432	6.4	$ 55.34	6,681	5.5	$ 55.56

The total intrinsic value of stock options outstanding at December 31, 2011 was $45 million, of which $36 million relates to options vested and exercisable. The intrinsic value for stock options outstanding is calculated as the amount by which the quoted price of $48.64 of our common stock as of the end of 2011 exceeds the exercise price of the options.

Restricted Stock Awards and Units

In addition to stock options, officers, directors and key employees may be granted restricted stock awards (“RSA”), which is an award of common stock with no exercise price, or restricted stock units (“RSU”), where each unit represents the right to receive, at the end of a stipulated period, one unrestricted share of stock with no exercise price. RSAs and RSUs are subject to cliff or graded vesting, generally ranging over a three to five year period. We determine the fair value of restricted stock awards and restricted stock units based on the market price of our common stock on the date of grant. Compensation cost for RSAs and RSUs is primarily recognized on a straight-line basis over the vesting period and is net of forfeitures.

Baker Hughes Incorporated

Notes to Consolidated Financial Statements

The following table presents the changes in RSAs and RSUs and related information (in thousands, except per share/unit prices):

	RSA Number of Shares	Weighted Average Grant Date Fair Value Per Share	RSU Number of Units	Weighted Average Grant Date Fair Value Per Unit
Unvested balance at December 31, 2010	1,399	$ 43.05	1,098	$ 46.60
Granted	698	62.85	351	63.33
Vested	(691)	46.24	(421)	47.38
Forfeited	(94)	49.72	(88)	51.06
Unvested balance at December 31, 2011	1,312	$ 51.43	940	$ 52.08

The weighted average grant date fair value per share for RSAs granted in 2011, 2010 and 2009 was $62.85, $47.68 and $31.18, respectively. The weighted average grant date fair value per unit for RSUs granted in 2011, 2010 and 2009 was $63.33, $47.30 and $31.54, respectively.

The total fair value of RSAs and RSUs vested in 2011, 2010 and 2009 was $52 million, $36 million and $18 million, respectively. As of December 31, 2011, there was $40 million and $29 million of total unrecognized compensation cost related to unvested RSAs and RSUs, respectively, which is expected to be recognized over a weighted average period of two years.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) provides for eligible employees to purchase shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 15% discount of the fair market value of our common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 15% discount of fair market value of our common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or $10,000 annually.

We currently have 22.5 million shares authorized for issuance, and at December 31, 2011, there were 4.1 million shares reserved for future issuance. Compensation cost for the years ended December 31, was calculated using the Black-Scholes option pricing model with the following assumptions:

	2011	2010	2009
Expected life (years)	1.0	1.0	1.0
Risk-free interest rate	0.1%	0.2%	0.3%
Volatility	36.6%	44.2%	69.5%
Dividend yield	1.0%	1.5%	1.9%
Fair value per share of the 15% cash discount	$ 9.62	$ 6.16	$ 4.81
Fair value per share of the look-back provision	6.50	4.98	8.44
Total weighted average fair value per share at grant date	$ 16.12	$ 11.14	$ 13.25

We calculated estimated volatility using historical daily prices based on the expected life of the stock purchase plan. The risk-free interest rate is based on the observed U.S. Treasury yield curve in effect at the time the ESPP shares were granted. The dividend yield is based on our history of dividend payouts.

Baker Hughes Incorporated

Notes to Consolidated Financial Statements

NOTE 4. INCOME TAXES

The provision for income taxes is comprised of the following for the years ended December 31:

	2011	2010	2009
Current:
United States	$609	$179	$65
Foreign	479	472	381
Total current	1,088	651	446
Deferred:
United States	(315)	(107)	(210)
Foreign	(177)	(81)	(46)
Total deferred	(492)	(188)	(256)
Provision for income taxes	$596	$463	$190

The geographic sources of income before income taxes are as follows for the years ended December 31:

	2011	2010	2009
United States	$1,466	$534	$(18)
Foreign	873	748	629
Income before income taxes	$2,339	$1,282	$611

The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to income before income taxes for the reasons set forth below for the years ended December 31:

	2011	2010	2009
Statutory income tax at 35%	$819	$449	$214
Effect of foreign operations	(11)	(54)	(53)
Net tax charge related to foreign losses	51	64	38
Adjustments of prior years’ tax positions	(51)	(35)	(26)
State income taxes - net of U.S. tax benefit	40	19	6
Impact of reorganization of foreign subsidiaries	(214)	-	-
Other - net	(38)	20	11
Provision for income taxes	$596	$463	$190

During the third quarter of 2011, we reorganized certain of our foreign subsidiaries. As a result of the reorganization, previously accrued U.S. deferred income taxes related to those subsidiaries were reduced by $214 million to account for certain foreign tax credits that existed prior to the acquisition of BJ Services and are now available to offset future U.S. taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards.

Baker Hughes Incorporated

Notes to Consolidated Financial Statements

The tax effects of our temporary differences and carryforwards are as follows at December 31:

	2011	2010
Deferred tax assets:
Receivables	$42	$37
Inventory	228	213
Employee benefits	131	120
Other accrued expenses	173	148
Operating loss carryforwards	228	186
Tax credit carryforwards	372	329
Other	84	92
Subtotal	1,258	1,125
Valuation allowances	(318)	(232)
Total	940	893

Deferred tax liabilities:
Goodwill and other intangibles	423	578
Property	273	377
Undistributed earnings of foreign subsidiaries	366	583
Other	42	87
Total	1,104	1,625
Net deferred tax liability	$(164)	$(732)

We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We have provided a valuation allowance for operating loss and foreign tax credit carryforwards in certain non-U.S. jurisdictions. The increase in the valuation allowances of $86 million resulted primarily from net tax charges related to foreign losses. The operating loss carryforwards without a valuation allowance will expire in varying amounts over the next twenty years.

We have provided for U.S. and additional foreign taxes for the anticipated repatriation of certain earnings of our foreign subsidiaries. The reduction in the deferred tax liability for undistributed earnings of foreign subsidiaries of $217 million resulted primarily from the reorganization of certain foreign subsidiaries that resulted in certain foreign tax credits that existed prior to the acquisition of BJ Services to now be available to offset future U.S. taxes. We consider the undistributed earnings of our foreign subsidiaries above the amount for which taxes have already been provided to be indefinitely reinvested, as we have no current intention to repatriate these earnings. As such, deferred income taxes are not provided for temporary differences of approximately $1.0 billion, $2.5 billion and $2.3 billion at December 31, 2011, 2010 and 2009, respectively, representing earnings of non-U.S. subsidiaries intended to be permanently reinvested. These additional foreign earnings could become subject to additional tax, if remitted, or deemed remitted, as a dividend. Computation of the potential deferred tax liability associated with these undistributed earnings and any other basis differences, is not practicable.

The reduction in the deferred tax liability for goodwill and other intangibles of $155 million includes a reduction of $95 million related to the impairment of the BJ Services trade name.

At December 31, 2011, we had approximately $92 million of foreign tax credits which may be carried forward indefinitely under applicable foreign law and $278 million of foreign tax credits available to offset future payments of U.S. federal income taxes, primarily expiring in 2018 through 2021. In addition, at December 31, 2011, we had approximately $2 million of state tax credits expiring in varying amounts between 2016 and 2021.

At December 31, 2011, we had $379 million of tax liabilities for gross unrecognized tax benefits, which includes liabilities for interest and penalties of $64 million and $32 million, respectively. If we were to prevail on all uncertain tax positions, the net effect would be a benefit to our effective tax rate of approximately $349 million. The remaining approximately $30 million is offset by deferred tax assets that represent tax benefits that would be received in different taxing jurisdictions in the event that we did not prevail on all uncertain tax positions.

Baker Hughes Incorporated

Notes to Consolidated Financial Statements

The following table presents the changes in our unrecognized tax benefits and associated interest and penalties included in the consolidated balance sheet.

	Gross Unrecognized Tax Benefits, Excluding Interest and Penalties	Interest and Penalties	Total Gross Unrecognized Tax Benefits
Balance at December 31, 2008	$ 323	$ 78	$ 401
Increase (decrease) in prior year tax positions	(75)	10	(65)
Increase in current year tax positions	16	6	22
Decrease related to settlements with taxing authorities	(6)	(2)	(8)
Decrease related to lapse of statute of limitations	(9)	(4)	(13)
Increase due to effects of foreign currency translation	1	1	2
Balance at December 31, 2009	250	89	339
Acquisition of BJ Services	102	28	130
Increase (decrease) in prior year tax positions	(16)	4	(12)
Increase in current year tax positions	4	3	7
Decrease related to settlements with taxing authorities	(7)	(5)	(12)
Decrease related to lapse of statute of limitations	(6)	(1)	(7)
Decrease due to effects of foreign currency translation	(3)	(4)	(7)
Balance at December 31, 2010	324	114	438
Increase (decrease) in prior year tax positions	(5)	12	7
Increase in current year tax positions	8	11	19
Decrease related to settlements with taxing authorities	(3)	(1)	(4)
Decrease related to lapse of statute of limitations	(38)	(38)	(76)
Decrease due to effects of foreign currency translation	(3)	(2)	(5)
Balance at December 31, 2011	$ 283	$ 96	$ 379

It is expected that the amount of unrecognized tax benefits will change in the next twelve months due to expiring statutes, audit activity, tax payments, competent authority proceedings related to transfer pricing, or final decisions in matters that are the subject of litigation in various taxing jurisdictions in which we operate. At December 31, 2011, we had approximately $159 million of tax liabilities, net of $17 million of tax assets, related to uncertain tax positions, each of which are individually insignificant, and each of which are reasonably possible of being settled within the next twelve months.

At December 31, 2011, approximately $203 million of total gross unrecognized tax benefits were included in the noncurrent portion of our income tax liabilities, for which the settlement period cannot be determined; however, it is not expected to be within the next twelve months.

We operate in more than 80 countries and are subject to income taxes in most taxing jurisdictions in which we operate. The following table summarizes the earliest tax years that remain subject to examination by the major taxing jurisdictions in which we operate. These jurisdictions are those we project to have the highest tax liability for 2012.

Jurisdiction	Earliest Open Tax Period	Jurisdiction	Earliest Open Tax Period
Canada	1998	Norway	1999
Germany	2003	United Kingdom	2007
Netherlands	2006	United States	2004

Baker Hughes Incorporated

Notes to Consolidated Financial Statements

NOTE 5. EARNINGS PER SHARE

A reconciliation of the number of shares used for the basic and diluted earnings per share (“EPS”) computations is as follows for the years ended December 31:

	2011	2010	2009
Weighted average common shares outstanding for basic EPS	436	394	310
Effect of dilutive securities - stock plans	2	1	1
Adjusted weighted average common shares outstanding for diluted EPS	438	395	311
Future potentially dilutive shares excluded from diluted EPS:
Options with an exercise price greater than the average market price for the period	3	7	4

NOTE 6. INVENTORIES

Inventories, net of reserves of $304 million and $322 million in 2011 and 2010, respectively, are comprised of the following at December 31:

	2011	2010
Finished goods	$2,830	$2,283
Work in process	231	181
Raw materials	161	130
Total	$3,222	$2,594

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are comprised of the following at December 31:

	Useful Life	2011	2010
Land		$193	$191
Buildings and improvements	5 - 30 years	1,998	1,605
Machinery, equipment and other	1 - 20 years	10,475	8,881
Subtotal		12,666	10,677
Less: Accumulated depreciation		5,251	4,367
Total		$7,415	$6,310

Depreciation expense relating to property, plant and equipment was $1,221 million, $991 million and $680 million in 2011, 2010 and 2009, respectively.

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill are detailed below by reportable segment.

	North America	Latin America	Europe/ Africa/ Russia Caspian	Middle East/ Asia Pacific	Industrial Services And Other	Total
Balance at December 31, 2010	$2,731	$879	$936	$895	$428	$5,869
Purchase price adjustments for previous acquisitions	337	(293)	90	(38)	(11)	85
Acquisitions	4	-	-	-	-	4
Other	(3)	-	1	-	-	(2)
Balance at December 31, 2011	$3,069	$586	$1,027	$857	$417	$5,956

Baker Hughes Incorporated

Notes to Consolidated Financial Statements

We perform an annual impairment test of goodwill as of October 1 of every year. There were no impairments of goodwill in any of the three years ended December 31, 2011 related to the annual impairment test.

Intangible assets are comprised of the following at December 31:

	2011			2010
	Gross Carrying Amount	Less: Accumulated Amortization	Net	Gross Carrying Amount	Less: Accumulated Amortization	Net
Definite lived intangibles:
Technology	$755	$ 231	$524	$760	$ 181	$579
Contract-based	17	9	8	20	11	9
Trade names	121	16	105	84	18	66
Customer relationships	497	77	420	495	39	456
Subtotal	1,390	333	1,057	1,359	249	1,110
Indefinite lived intangibles:
Trade name	-	-	-	360	-	360
IPR&D	86	-	86	99	-	99
Total	$1,476	$ 333	$1,143	$1,818	$ 249	$1,569

During the fourth quarter of 2011, we recorded a charge of $315 million before-tax ($220 million net of tax) related to the impairment of certain trade names, the majority of which related to the impairment of the BJ Services trade name. The BJ Services trade name was classified as an indefinite lived intangible asset and, therefore, was not being amortized. The impairment of the BJ Services trade name was due to the decision to minimize the use of the BJ Services trade name as part of our overall branding strategy. The BJ Services trade name was revalued resulting in a revised fair value of $61 million, with a remaining useful life of three years, which we will begin amortizing in 2012 on an accelerated basis. We estimated the fair value of this intangible asset based on an income approach using the relief-from-royalty method, which is dependent on a number of estimates and assumptions such as future growth and trends, royalty rates, discount rates and other variables. We based our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain.

The following table details the impairment charge by reportable segment.

North America	$105
Latin America	64
Europe/Africa/Russia Caspian	48
Middle East/Asia Pacific	47
Industrial Services and Other	51
Total	$315

Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from 2 to 20 years. Amortization expense included in net income for the years ended December 31, 2011, 2010 and 2009 was $96 million, $76 million and $31 million, respectively. Estimated amortization expense for each of the subsequent five fiscal years is expected to be as follows: 2012 - $135 million; 2013 - $113 million; 2014 - $98 million; 2015 - $90 million; and 2016 - $89 million.

NOTE 9. FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, debt, foreign currency forward contracts, foreign currency option contracts and interest rate swaps. Except as described below, the estimated fair value of such financial instruments at December 31, 2011 and 2010 approximates their carrying value as reflected in our consolidated balance sheet.

Short-term Investments

In 2010, we purchased short-term investments consisting of $250 million in U.S. Treasury Bills, which matured in May of 2011, and were used to repay the $250 million principal amount of our 5.75% Notes that matured in June 2011. The fair value at December 31, 2010 was determined using level 1 inputs including quoted period end market prices. These investments were classified as available-for-sale and were recorded at fair value, which approximated cost.

Baker Hughes Incorporated

Notes to Consolidated Financial Statements

Debt

The estimated fair value of total debt at December 31, 2011 and 2010 was $4,910 million and $4,298 million, respectively, which differs from the carrying amounts of $4,069 million and $3,885 million, respectively, included in our consolidated balance sheet. The fair value was determined using level 2 inputs including quoted period end market prices.

Foreign Currency Forward Contracts

We conduct our business in more than 80 countries around the world, and we are exposed to market risks resulting from fluctuations in foreign currency exchange rates. A number of our significant foreign subsidiaries have designated the local currency as their functional currency. We transact in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to reduce the risks associated with the effects of certain foreign currency exposures. Under this program, our strategy is to have gains or losses on the foreign currency forward contracts mitigate the foreign currency transaction gains or losses to the extent practical. These foreign currency exposures typically arise from changes in the value of assets and liabilities which are denominated in currencies other than the functional currency. Our foreign currency forward contracts generally settle in less than 180 days. We do not use these forward contracts for trading or speculative purposes. We designate these forward contracts as fair value hedging instruments or hold these contracts as undesignated hedging instruments and, accordingly, we record the fair value of these contracts as of the end of our reporting period in our consolidated balance sheet with changes in fair value recorded in our consolidated statement of operations along with the change in fair value of the hedged item.

We had outstanding foreign currency forward contracts with notional amounts aggregating $117 million and $156 million to hedge exposure to currency fluctuations in various foreign currencies at December 31, 2011 and 2010, respectively. These contracts are either undesignated hedging instruments or designated and qualify as fair value hedging instruments. The fair value was determined using level 2 inputs including quoted market prices for contracts with similar terms and maturity dates.

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

In September 2011, we redeemed in full our $500 million 6.5% Senior Notes maturing November 2013. In conjunction with this debt redemption, we terminated two related interest rate swap agreements resulting in a net gain on the swap agreements of $25 million. The two swap agreements were entered into in June 2009 for a notional amount of $250 million each in order to hedge changes in the fair market value of the debt. The swap agreements had been designated and each qualified as a fair value hedging instrument.

Fair Value of Derivative Instruments

The fair value of derivative instruments included in our consolidated balance sheet was as follows at December 31:

		2011	2010
Derivative	Balance Sheet Location	Fair Value
Foreign Currency Forward Contracts	Other current assets	$1	$-
Foreign Currency Forward Contracts	Other accrued liabilities	$2	$2
Interest Rate Swaps	Other assets	$-	$24

The effects of derivative instruments in our consolidated statement of operations were as follows for the years ended December 31 (amounts exclude any income tax effects):

		Amount of Gain (Loss) Recognized in Income
Derivative	Statement of Operations Location	2011	2010	2009
Foreign Currency Forward Contracts	Marketing, general and administrative	$(7)	$(7)	$11
Interest Rate Swaps	Interest expense, net	$8	$16	$6

Baker Hughes Incorporated

Notes to Consolidated Financial Statements

NOTE 10. INDEBTEDNESS

Total debt consisted of the following at December 31, net of unamortized discount and debt issuance cost:

	2011	2010
5.75% Notes due June 2011 with an effective interest rate of 5.86%	$ -	$ 254
6.5% Senior Notes due November 2013 with an effective interest rate of 6.73%	-	522
6.0% Notes due June 2018 with an effective interest rate of 6.29%	265	267
7.5% Senior Notes due November 2018 with an effective interest rate of 7.61%	743	742
3.2% Senior Notes due August 2021 with an effective interest rate of 3.32%	742	-
8.55% Debentures due June 2024 with an effective interest rate of 8.76%	148	148
6.875% Notes due January 2029 with an effective interest rate of 7.08%	393	393
5.125% Notes due September 2040 with an effective interest rate of 5.22%	1,479	1,479
Other debt	299	80
Total debt	4,069	3,885
Less short-term debt and current portion of long-term debt	224	331
Long-term debt	$ 3,845	$ 3,554

In August 2011, we completed a private placement of $750 million 3.2% unsecured Senior Notes under our existing indenture dated October 28, 2008 that have registration rights and will mature in August 2021. Net proceeds from the offering were approximately $742 million after deducting the underwriting discount and expense of the offering. Interest is payable February 15 and August 15 of each year. The 3.2% Notes are senior unsecured obligations and rank equal in right of payment to all of our existing and future indebtedness; senior in right of payment to any future subordinated indebtedness; and effectively junior to our future secured indebtedness, if any, and structurally subordinated to all existing and future indebtedness of our subsidiaries. We may redeem, at our option, all or part of the 3.2% Notes at any time, at the applicable make-whole redemption prices plus accrued and unpaid interest to the date of redemption. In September 2011, we used $563 million of the net proceeds from the offering to redeem in full our 6.5% Notes, and the remainder will be used for general corporate purposes, which could include funding on-going operations, business acquisitions and repurchases of our common stock. The redemption of our 6.5% Notes resulted in the payment of a redemption premium of $63 million and in a pre-tax loss on the early extinguishment of this debt of $40 million, which includes the redemption premium and the write off of the remaining original debt issuance cost and debt discount, partially offset by the $25 million gain from the termination of two related interest rate swap agreements.

In June 2011, we repaid the $250 million principal amount of our 5.75% Notes using proceeds from U.S. Treasury Bills that matured in May 2011.

In September 2011, we entered into a five-year committed $2.5 billion revolving credit facility maturing in September 2016. The new revolving credit facility replaced our existing committed revolving credit facilities of $500 million maturing in July 2012 and $1.2 billion maturing in March 2013, both of which were terminated in September 2011. There were no direct borrowings under any of the committed revolving credit facilities during 2011. We also have a commercial paper program under which we may issue up to $2.5 billion in commercial paper with maturities of no more than 270 days. The maximum combined borrowing at any point in time under both the commercial paper program and the credit facility is $2.5 billion. At December 31, 2011, we had $130 million of commercial paper outstanding.

Maturities of debt at December 31, 2011 are as follows: 2012 - $224 million; 2013 - $8 million; 2014 - $10 million; 2015 - $13 million; 2016 - $15 million; and $3,799 million thereafter.

NOTE 11. SEGMENT INFORMATION

We conduct our business primarily through operating segments that are aligned with our geographic regions, which have been aggregated into the following five reportable segments:

•	North America (U.S. Land, Gulf of Mexico and Canada)
•	Latin America
•	Europe/Africa/Russia Caspian
•	Middle East/Asia Pacific
•	Industrial Services and Other

Baker Hughes Incorporated

Notes to Consolidated Financial Statements

We aggregate our operating segments within each reportable segment, as they have similar economic characteristics and because the long-term financial performance of the segments is affected by similar economic conditions. The performance of our operating segments is evaluated based on profit before tax, which is defined as income before the following: income taxes, net interest expense, corporate expenses, and certain gains and losses not allocated to the segments. For 2011, our operating segment profit includes the charge of $315 million related to the impairment of trade names. For further discussion of the trade name impairments and breakdown by reportable segment, see Note 8. Goodwill and Intangible Assets.

Summarized financial information is shown in the following table.

	2011		2010		2009
Segments	Revenue	Profit (Loss)	Revenue	Profit (Loss)	Revenue	Profit (Loss)
North America	$10,257	$1,929	$6,621	$1,163	$3,165	$201
Latin America	2,183	227	1,569	74	1,094	78
Europe/Africa/Russia Caspian	3,325	342	3,006	260	2,774	458
Middle East/Asia Pacific	2,820	321	2,247	177	1,937	241
Industrial Services and Other	1,246	53	971	99	694	70
Total Operations	19,831	2,872	14,414	1,773	9,664	1,048
Corporate and Other	-	(533)	-	(491)	-	(437)
Total	$19,831	$2,339	$14,414	$1,282	$9,664	$611

The following table presents the details of “Corporate and Other” segment loss for the years ended December 31:

	2011	2010	2009
Corporate and other expenses	$(272)	$(222)	$(298)
Interest expense, net	(221)	(141)	(125)
Loss on early extinguishment of debt	(40)	-	-
Gain on investments	-	6	4
Acquisition-related costs	-	(134)	(18)
Total	$(533)	$(491)	$(437)

The following tables present capital expenditures and depreciation and amortization by segment for the years ended December 31 and total assets by segment at December 31:

	2011		2010		2009
Segments	Capital Expenditures	Depreciation and Amortization	Capital Expenditures	Depreciation and Amortization	Capital Expenditures	Depreciation and Amortization
North America	$1,242	$622	$589	$432	$275	$255
Latin America	274	201	191	173	182	110
Europe/Africa/Russia Caspian	357	234	318	230	246	175
Middle East/Asia Pacific	228	206	208	187	185	143
Industrial Services and Other	326	56	179	44	196	17
Total Operations	2,427	1,319	1,485	1,066	1,084	700
Corporate and Other	34	2	6	3	2	11
Total	$2,461	$1,321	$1,491	$1,069	$1,086	$711

Total Assets	2011	2010	2009
North America	$9,796	$8,187	$2,596
Latin America	2,727	2,723	1,168
Europe/Africa/Russia Caspian	3,819	3,544	2,248
Middle East/Asia Pacific	3,299	3,130	1,731
Industrial Services and Other	4,294	3,642	2,127
Total Operations	23,935	21,226	9,870
Corporate and Other	912	1,760	1,569
Total	$24,847	$22,986	$11,439

Assets of our supply chain and products and technology enterprise organizations are included in the Industrial Services and Other segment. Certain assets carried at the enterprise level that benefit the operating segments are allocated to the segments.

Baker Hughes Incorporated

Notes to Consolidated Financial Statements

The following table presents the details of “Corporate and Other” total assets at December 31:

	2011	2010	2009
Cash and other assets	$547	$1,391	$1,266
Accounts receivable	28	28	17
Current deferred tax asset	-	-	1
Property, plant and equipment	82	63	10
Other noncurrent assets	255	278	275
Total	$912	$1,760	$1,569

The following tables present geographic consolidated revenue and consolidated revenue for each group of similar products and services for the years ended December 31:

	2011	2010	2009
United States	$9,131	$6,043	$3,091
Canada and other	1,768	1,186	493
North America	10,899	7,229	3,584
Latin America	2,220	1,583	1,134
Europe/Africa/Russia Caspian	3,671	3,218	2,925
Middle East/Asia Pacific	3,041	2,384	2,021
Total	$19,831	$14,414	$9,664

	2011	2010	2009
Completion and Production	$12,464	$8,547	$4,454
Drilling and Evaluation	6,121	4,896	4,516
Industrial Services and Other	1,246	971	694
Total	$19,831	$14,414	$9,664

The following table presents net property, plant and equipment by its geographic location at December 31:

	2011	2010	2009
United States	$3,752	$3,023	$1,377
Canada and other	529	467	105
North America	4,281	3,490	1,482
Latin America	891	788	354
Europe/Africa/Russia Caspian	1,325	1,118	809
Middle East/Asia Pacific	918	914	516
Total	$7,415	$6,310	$3,161

NOTE 12. EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PLANS

We have both funded and unfunded noncontributory defined benefit pension plans (“Pension Benefits”) covering certain employees primarily in the U.S., the U.K., Germany and Canada. Under the provisions of the U.S. qualified pension plan, a hypothetical cash balance account is established for each participant. Such accounts receive pay credits on a quarterly basis based on a percentage according to the employee’s age on the last day of the quarter applied to quarterly eligible compensation. In addition a cash balance account receives interest credits based on the balance in the account on the last day of the quarter. The U.S. qualified pension plan also includes frozen accrued benefits for participants in legacy defined benefit plans. For the majority of the participants in the U.K. pension plans, we do not accrue benefits as the plans are frozen; however, there are a limited number of members who still accrue future benefits on a defined benefit basis. The Germany pension plan is an unfunded plan where benefits are based on creditable years of service, creditable pay and accrual rates. The Canada pension plan was frozen as of December 31, 2010, and we no longer accrue on a defined benefit basis. We also provide certain postretirement health care benefits (“other postretirement benefits”), through an unfunded plan, to substantially all U.S. employees who retire and have met certain age and service requirements.

Baker Hughes Incorporated

Notes to Consolidated Financial Statements

Funded Status

Below is the reconciliation of the beginning and ending balances of benefit obligations, fair value of plan assets and the funded status of our plans. For pension plans, the benefit obligation is the projected benefit obligation (“PBO”) and for the other post-retirement benefit plan, the benefit obligation is the accumulated postretirement benefit obligation.

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$444	$375	$593	$327	$166	$157
Service cost	38	32	9	8	8	10
Interest cost	21	22	33	26	8	9
Actuarial loss	43	31	25	4	28	10
Benefits paid	(19)	(47)	(16)	(12)	(14)	(15)
Curtailment	-	-	(4)	(1)	-	-
Acquisitions of businesses	-	34	2	253	-	27
Plan amendments	-	-	-	-	-	(32)
Other	(3)	(3)	1	2	-	-
Exchange rate adjustments	-	-	-	(14)	-	-
Benefit obligation at end of year	524	444	643	593	196	166

Change in plan assets:
Fair value of plan assets at beginning of year	416	346	474	248	-	-
Actual return on plan assets	(5)	48	38	36	-	-
Employer contributions	43	72	28	52	14	15
Benefits paid	(19)	(47)	(16)	(12)	(14)	(15)
Acquisitions of businesses	-	-	-	160	-	-
Other	(2)	(3)	1	1	-	-
Exchange rate adjustments	-	-	1	(11)	-	-
Fair value of plan assets at end of year	433	416	526	474	-	-

Funded status - underfunded at end of year	$(91)	$(28)	$(117)	$(119)	$(196)	$(166)

Accumulated benefit obligation	$491	$421	$616	$553	$196	$166

The amounts recognized in the consolidated balance sheet consist of the following at December 31:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010	2011	2010
Noncurrent assets	$-	$-	$6	$10	$-	$-
Current liabilities	(3)	(3)	(5)	(5)	(16)	(16)
Noncurrent liabilities	(88)	(25)	(118)	(124)	(180)	(150)
Net amount recognized	$(91)	$(28)	$(117)	$(119)	$(196)	$(166)

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

Baker Hughes Incorporated

Notes to Consolidated Financial Statements

Information for the plans with ABOs in excess of plan assets is as follows at December 31:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010	2011	2010
Projected benefit obligation	$524	$20	$345	$331	n/a	n/a
Accumulated benefit obligation	$491	$20	$322	$294	$196	$166
Fair value of plan assets	$433	-	$225	$203	n/a	n/a

Weighted average assumptions used to determine benefit obligations for these plans are as follows for the years ended December 31:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010	2011	2010
Discount rate	4.2%	4.9%	5.0%	5.5%	3.8%	4.9%
Rate of compensation increase	5.4%	5.4%	4.4%	4.3%	n/a	n/a
Social security increase	2.8%	2.8%	2.1%	2.9%	n/a	n/a

The development of the discount rate for our U.S. plans and substantially all non-U.S. plans was based on a bond matching model, whereby a hypothetical bond portfolio of high-quality, fixed-income securities is selected that will match the cash flows underlying the projected benefit obligation.

Accumulated Other Comprehensive Loss

The amount recorded before-tax in accumulated other comprehensive loss related to employee benefit plans consists of the following at December 31:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010	2011	2010
Net loss	$219	$149	$130	$114	$38	$10
Net prior service cost (credit)	2	3	-	-	(28)	(31)
Total	$221	$152	$130	$114	$10	$(21)

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss and included in net periodic benefit cost in 2012 are $22 million and less than one million, respectively. The estimated net loss and prior service credit for the other postretirement benefits that will be amortized from accumulated other comprehensive loss and included in net periodic benefit cost in 2012 are $1 million and $2 million, respectively.

Net Periodic Benefit Cost

The components of net periodic cost (benefit) are as follows for the years ended December 31:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Service cost	$38	$32	$29	$9	$8	$3	$8	$10	$8
Interest cost	21	22	20	33	26	15	8	9	10
Expected return on plan assets	(31)	(28)	(25)	(33)	(23)	(15)	-	-	-
Amortization of prior service cost	-	-	1	-	-	-	(2)	1	1
Amortization of net loss	10	11	14	4	4	2	-	-	-
Curtailment	-	-	1	(4)	(1)	-	-	-	-
Other	-	-	3	-	-	(1)	-	-	-
Net periodic cost (benefit)	$38	$37	$43	$9	$14	$4	$14	$20	$19

Baker Hughes Incorporated

Notes to Consolidated Financial Statements

Weighted average assumptions used to determine net periodic cost (benefit) for these plans are as follows for the years ended December 31:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Discount rate	4.9%	5.9%	6.3%	5.5%	5.6%	6.4%	4.9%	5.9%	6.3%
Expected long-term return on plan assets	7.8%	7.8%	8.5%	6.7%	6.6%	7.2%	n/a	n/a	n/a
Rate of compensation increase	5.4%	4.0%	4.0%	4.3%	4.2%	4.0%	n/a	n/a	n/a
Social security increase	2.8%	3.5%	3.5%	2.9%	3.2%	3.1%	n/a	n/a	n/a

In selecting the expected rate of return on plan assets, we consider the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of these plans. This includes considering the trusts’ asset allocation and the expected returns likely to be earned over the life of the plans.

Health Care Cost Trend Rates

Assumed health care cost trend rates have a significant effect on the amounts reported for other postretirement benefits. As of December 31, 2011, the health care cost trend rate was 8.5% for employees under age 65 and 7.0% for participants over age 65, with each declining gradually each successive year until it reaches 4.5% for both employees under age 65 and over age 65 in 2022. A one percentage point change in assumed health care cost trend rates would have had the following effects on 2011:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$0.3	$(0.3)
Effect on postretirement welfare benefit obligation	$6.7	$(6.3)

Plan Assets

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

All investments are held in the form of units of funds. The funds hold underlying securities and are redeemable at the measurement date. Investments in equities and fixed-income funds are generally measured at fair value based on daily closing prices provided by active exchanges or on the basis of observable, market-based inputs. Investments in hedge funds are generally measured at fair value on the basis of their net asset values, which are provided by the investment sponsor or third party administrator. The fair values of investments in real estate funds are based on appraised values developed using comparable market transactions or discounted cash flows.

U.S. Qualified Pension Plan

The investment policy of the U.S. qualified pension plan (the “U.S. Plan”) was developed after examining the historical relationships of risk and return among asset classes and the relationship between the expected behavior of the U.S. Plan’s assets and liabilities. The investment policy of the U.S. Plan is designed to provide the greatest probability of meeting or exceeding the U.S. Plan’s objectives at the lowest possible risk.

In establishing its risk tolerance, the investment committee for the U.S. Plan (“U.S. Committee”) considers its ability to withstand short-term and intermediate-term volatility in market conditions. The U.S. Committee also reviews the long-term characteristics of various asset classes, focusing on balancing risk with expected return. Accordingly, the U.S. Committee selected the following five asset classes as allowable investments for the assets of the U.S. Plan: U.S. equities, U.S. fixed-income securities, non-U.S. equities, real estate and hedge funds.

Baker Hughes Incorporated

Notes to Consolidated Financial Statements

The table below presents the fair values of the assets in our U.S. Plan by asset category and by levels of fair value at December 31:

	2011				2010
Asset Category	Total Asset Value	Level One	Level Two	Level Three	Total Asset Value	Level One	Level Two	Level Three
Cash and Cash Equivalents	$6	$-	$6	$-	$95	$-	$95	$-
Fixed Income (1)	96	-	96	-	99	-	99	-
Non-U.S. Equity (2)	104	-	104	-	93	-	93	-
U.S. Equity (3)	104	-	104	-	61	-	61	-
Hedge Funds (4)	110	-	-	110	-	-	-	-
Real Estate Funds (5)	5	-	-	5	14	-	-	14
Real Estate Investment Trust Equity	8	-	8	-	4	-	4	-
U.S. Small Cap Equity (6)	-	-	-	-	50	-	50	-
Total	$433	$-	$318	$115	$416	$-	$402	$14

(1)

A multi-manager strategy investing in fixed income securities. The current allocation includes: 22% in corporate bonds; 17% in mutual funds (corporate bonds); 16% in government mortgage-backed securities; 14% in mutual funds (non-U.S. government bonds); 10% in government bonds; 6% in mutual funds (government bonds); 5% in asset-backed securities; 4% in municipal bonds and 6% in cash and other securities.

(2)	Multi-manager strategy investing in common stocks of non-U.S. listed companies using both value and growth approaches.
(3)	Multi-manager strategy investing in common stocks of U.S. listed companies using value and growth approaches.
(4)	Strategies taking long and short positions in equities, fixed income securities, currencies and derivative contracts.
(5)	Strategy investing in the global private real estate secondary market using a value-based investment approach.
(6)	Multi-manager strategy investing in common stocks of smaller U.S. listed companies using both value and growth approaches.

Non-U.S. Pension Plans

The investment policies of our pension plans with plan assets, which are primarily in Canada and the U.K., (the “Non-U.S. Plans”), cover the asset allocations that the governing boards believe are the most appropriate for these Non-U.S. Plans in the long term, taking into account the nature of the liabilities they expect to incur. The suitability of asset allocations and investment policies are reviewed periodically to ensure alignment with plan liabilities.

The table below presents the fair values of the assets in our Non-U.S. Plans by asset category and by levels of fair value at December 31:

	2011				2010
Asset Category	Total Asset Value	Level One	Level Two	Level Three	Total Asset Value	Level One	Level Two	Level Three
Cash and Cash Equivalents	$1	$-	$1	$-	$31	$-	$31	$-
Asset Allocation (1)	102	-	102	-	80	-	80	-
Bonds - U.K. - Corporate (2)	56	-	56	-	40	-	40	-
Bonds - U.K. - Government (3)	154	-	154	-	114	-	114	-
Equities (4)	179	-	179	-	174	-	174	-
Real Estate Funds (5)	19	-	-	19	19	-	-	19
Insurance contracts	15	-	-	15	16	-	-	16
Total	$526	$-	$492	$34	$474	$-	$439	$35

(1)	Invests in mixes of global common stocks and bonds to achieve broad diversification.
(2)	Invests passively in Sterling-denominated investment grade corporate bonds.
(3)	Invests passively in Sterling-denominated government issued bonds.
(4)

Invests in broad equity funds based on securities offered in various regions or countries. Equity funds are allocated by region as follows: 48% Global, 28% U.K., 8% North America, 8% Asia Pacific, and 8% Europe.

(5)	Invests in a diversified range of property throughout the U.K., principally in the retail, office and industrial/warehouse sectors.

Baker Hughes Incorporated

Notes to Consolidated Financial Statements

The following table presents the changes in the fair value of assets using level 3 unobservable inputs:

	U.S. Property Fund	U.S. Hedge Fund	Non-U.S. Property Fund	Non-U.S. Insurance Contracts	Total
Beginning balance at December 31, 2008	$19	$-	$18	$7	$44
Unrealized gains	-	-	1	1	2
Unrealized losses	(6)	-	-	-	(6)
Sales	-	-	-	(1)	(1)
Ending balance at December 31, 2009	13	-	19	7	39
Unrealized gains	1	-	-	-	1
Purchases	-	-	-	9	9
Ending balance at December 31, 2010	14	-	19	16	49
Unrealized gains	2	5	-	-	7
Unrealized losses	-	(5)	-	-	(5)
Sales	(15)	-	-	(2)	(17)
Purchases	4	110	-	1	115
Ending balance at December 31, 2011	$5	$110	$19	$15	$149

Expected Cash Flows

For all pension plans, we make annual contributions to the plans in amounts equal to or greater than amounts necessary to meet minimum governmental funding requirements. In 2012, we expect to contribute between $60 million and $65 million to our U.S. pension plans and between $20 million and $30 million to the non-U.S. pension plans. In 2012, we also expect to make benefit payments related to other postretirement benefits of between $16 million and $18 million.

The following table presents the expected benefit payments over the next ten years. The U.S. and non-U.S. pension benefit payments are made by the respective pension trust funds. The other postretirement benefits are net of expected Medicare subsidies of approximately $2 million per year and are payments that are expected to be made by us.

Year	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Postretirement Benefits
2012	$28	$16	$17
2013	$31	$17	$17
2014	$35	$20	$17
2015	$39	$22	$18
2016	$42	$25	$19
2017-2021	$263	$157	$106

DEFINED CONTRIBUTION PLANS

During the periods reported, generally all of our U.S. employees were eligible to participate in our sponsored 401(k) plans under the Internal Revenue Code of 1986, as amended (“Thrift Plans”). The Thrift Plans allow eligible employees to elect to contribute portions of their salaries to an investment trust. Employee contributions are matched by the Company in cash at the rate of $1.00 per $1.00 employee contribution for the first 5% to 6% of the employee’s salary and such contributions vest immediately. In addition, we make cash contributions for all eligible employees between 2% and 5% of their salary depending on the employee’s age. Such contributions are fully vested to the employee after three years of employment. The Thrift Plans provide several investment options, for which the employee has sole investment discretion. The Thrift Plans do not offer Baker Hughes common stock as an investment option. Our contributions to the Thrift Plans and several other non-U.S. defined contribution plans amounted to $189 million, $169 million and $129 million in 2011, 2010 and 2009, respectively.

For certain non-U.S. employees who are not eligible to participate in the Thrift Plans, we provide a non-qualified defined contribution plan that provides basically the same benefits as those provided in the Thrift Plans. In addition, we provide a non-qualified supplemental retirement plan (“SRP”) for certain officers and employees whose benefits under the Thrift Plans and/or the U.S. qualified pension plan are limited by federal tax law. The SRP also allows the eligible employees to defer a portion of their eligible compensation and provides for employer matching and base contributions pursuant to limitations. Both non-qualified plans

Baker Hughes Incorporated

Notes to Consolidated Financial Statements

are invested through trusts, and the assets and corresponding liabilities are included in our consolidated balance sheet. Our contributions to these non-qualified plans were $11 million for each of the three years in the period ended December 31, 2011.

In 2012, we estimate we will contribute between $263 million and $286 million to our defined contribution plans.

POSTEMPLOYMENT BENEFITS

We provide certain postemployment disability income, medical and other benefits to substantially all qualifying former or inactive U.S. employees. Income benefits for long-term disability are provided through a fully-insured plan. The continuation of medical and other benefits while on disability (“Continuation Benefits”) are provided through a qualified self-insured plan. The accrued postemployment liability for Continuation Benefits at December 31, 2011 and 2010 was $23 million and $15 million, respectively, and is included in other liabilities in our consolidated balance sheet.

NOTE 13. COMMITMENTS AND CONTINGENCIES

LEASES

At December 31, 2011, we had long-term non-cancelable operating leases covering certain facilities and equipment. The minimum annual rental commitments, net of amounts due under subleases, for each of the five years in the period ending December 31, 2016 are $148 million, $112 million, $91 million, $70 million and $33 million, respectively, and $124 million in the aggregate thereafter. Rent expense was $401 million, $355 million and $241 million for the years ended December 31, 2011, 2010 and 2009, respectively. We have not entered into any significant capital leases during the three years ended December 31, 2011.

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

In July 2011, we settled the previously reported customer claim against BJ Services relating to the move of a stimulation vessel out of the North Sea market. The settlement did not have a material effect on our consolidated financial statements.

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

Baker Hughes Incorporated

Notes to Consolidated Financial Statements

We participate in the process set out in the Joint Participation and Defense Agreement to negotiate with government agencies, identify other PRPs, determine each PRP’s allocation and estimate remediation costs. We have accrued what we believe to be our pro-rata share of the total estimated cost of remediation and associated management of these Superfund sites. This share is based upon the ratio that the estimated volume of waste we contributed to the site bears to the total estimated volume of waste disposed at the site. Applicable U.S. federal law imposes joint and several liability on each PRP for the cleanup of these sites leaving us with the uncertainty that we may be responsible for the remediation cost attributable to other PRPs who are unable to pay their share. No accrual has been made under the joint and several liability concept for those Superfund sites where our participation is de minimis since we believe that the probability that we will have to pay material costs above our volumetric share is remote. We believe there are other PRPs who have greater involvement on a volumetric calculation basis, who have substantial assets and who may be reasonably expected to pay their share of the cost of remediation. For those Superfund sites where we are a significant PRP, remediation costs are estimated to include recalcitrant parties. In some cases, we have insurance coverage or contractual indemnities from third parties to cover a portion of the ultimate liability.

Our total accrual for environmental remediation is $29 million and $32 million, which includes accruals of $5 million and $7 million for the various Superfund sites, at December 31, 2011 and 2010, respectively. The determination of the required accruals for remediation costs is subject to uncertainty, including the evolving nature of environmental regulations and the difficulty in estimating the extent and type of remediation activity that is necessary.

OTHER

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees, which totaled approximately $1.3 billion at December 31, 2011. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our consolidated financial statements. We also had commitments outstanding for purchase obligations related to capital expenditures and inventory under contracts of approximately $2.1 billion at December 31, 2011.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss, net of tax:

	Pensions and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2009	$(194)	$(220)	$(414)
Translation adjustments	-	(41)	(41)
Amortization of prior service cost	1	-	1
Amortization of actuarial net loss	14	-	14
Actuarial net gain arising in the year	20	-	20
Effect of exchange rate	5	-	5
Deferred taxes	(5)	-	(5)
Balance at December 31, 2010	(159)	(261)	(420)
Translation adjustments	-	(43)	(43)
Amortization of prior service cost	(2)	-	(2)
Amortization of actuarial net loss	14	-	14
Actuarial net loss arising in the year	(148)	-	(148)
Deferred taxes	44	-	44
Balance at December 31, 2011	$(251)	$(304)	$(555)

Baker Hughes Incorporated

Notes to Consolidated Financial Statements

NOTE 15. QUARTERLY DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter (2)	Fourth Quarter (3)	Total Year
2011
Revenue	$4,525	$4,741	$5,178	$5,387	$19,831
Gross profit (1)	922	909	1,130	1,144	4,105
Net income attributable to Baker Hughes	381	338	706	314	1,739
Basic earnings per share of Baker Hughes	0.88	0.78	1.62	0.72	3.99
Diluted earnings per share of Baker Hughes	0.87	0.77	1.61	0.72	3.97
Dividends per share	0.15	0.15	0.15	0.15	0.60
Common stock market prices:
High	74.16	78.00	79.94	60.89
Low	54.83	67.27	46.15	44.47
2010
Revenue	$2,539	$3,374	$4,078	$4,423	$14,414
Gross profit (1)	533	600	771	897	2,801
Net income attributable to Baker Hughes	129	93	255	335	812
Basic earnings per share of Baker Hughes	0.41	0.23	0.59	0.78	2.06
Diluted earnings per share of Baker Hughes	0.41	0.23	0.59	0.77	2.06
Dividends per share	0.15	0.15	0.15	0.15	0.60
Common stock market prices:
High	51.86	54.18	50.23	57.17
Low	41.24	35.87	37.58	42.82

(1)	Represents revenue less cost of sales, cost of services and research and engineering.
(2)

Net income attributable to Baker Hughes for 2011 includes a tax benefit of $214 million associated with the reorganization of certain foreign subsidiaries. For further discussion, see Note 4. Income Taxes of the Notes to Consolidated Financial Statements.

(3)

Net income attributable to Baker Hughes for 2011 includes a charge of $315 million ($220 million net of tax), the majority of which relates to the impairment associated with the decision to minimize the use of the BJ Services trade name. For further discussion, see Note 8. Goodwill and Intangible Assets of the Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, as of December 31, 2011, our disclosure controls and procedures, as defined by Rule 13a-15(e) of the Exchange Act, are effective at a reasonable assurance level.

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

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management included a report of their assessment of the design and effectiveness of our internal controls over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8 under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Business Code of Conduct and Code of Ethical Conduct Certificates for our principal executive officer, principal financial officer and principal accounting officer are described in Item 1. Business of this Annual Report. Information concerning our directors is set forth in the sections entitled “Proposal No. 1, Election of Directors,” and “Corporate Governance - Committees of the Board - Audit/Ethics Committee” in our Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2011 (“Proxy Statement”), which sections are incorporated herein by reference. For information regarding our executive officers, see “Item 1. Business - Executive Officers” in this Annual Report on Form 10-K. Additional information regarding compliance by directors and executive officers with Section 16(a) of the Exchange Act is set forth under the section entitled “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement, which section is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information for this item is set forth in the following sections of our Proxy Statement, which sections are incorporated herein by reference: “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

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

Equity Compensation Plan Information

The information in the following table is presented as of December 31, 2011 with respect to shares of our common stock that may be issued under our existing equity compensation plans, including the Baker Hughes Incorporated 2002 Employee Long-Term Incentive Plan, the Baker Hughes Incorporated 2002 Directors & Officers Long-Term Incentive Plan, the BJ Services 1995 Incentive Plan, the BJ Services 1997 Incentive Plan, the BJ Services 2000 Incentive Plan and the BJ Services 2003 Incentive Plan, all of which have been approved by our stockholders (in millions, except per share prices).

Equity Compensation Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Stockholder-approved plans (excluding Employee Stock Purchase Plan)	9.3	$55.40	11.5
Nonstockholder-approved plans (1)	0.1	28.01	0.5
Subtotal (except for weighted average exercise price)	9.4	55.30	12.0
Employee Stock Purchase Plan (2)	-	-	4.1
Total	9.4	$55.30	16.1

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

Our nonstockholder-approved plans are described below:

1998 Employee Stock Option Plan

The Baker Hughes Incorporated 1998 Employee Stock Option Plan (the “1998 ESOP”) was adopted effective as of October 1, 1998. The number of shares authorized for issuance under the 1998 ESOP was 7.0 million shares. Nonqualified stock options may be granted under the 1998 ESOP to our employees. The exercise price of the options will be equal to the fair market value per share of our common stock on the date of grant, and option terms may be up to ten years. Under the terms and conditions of the option award agreements for options issued under the 1998 ESOP, options generally vest and become exercisable in installments over the optionee’s period of service, and the options vest on an accelerated basis in the event of a change in control. As of December 31, 2011, options covering approximately 31,000 shares of our common stock were outstanding under the 1998 ESOP and options covering approximately 22,000 shares were exercised during fiscal year 2011. There are no shares available for grants of future options as the plan expired on October 1, 2008.

Director Compensation Deferral Plan

The Baker Hughes Incorporated Director Compensation Deferral Plan, as amended and restated effective July 24, 2002 (the “Deferral Plan”), is intended to provide a means for members of our Board of Directors to defer compensation otherwise payable and provide flexibility with respect to our compensation policies. Under the provisions of the Deferral Plan, directors may elect to defer income with respect to each calendar year. The compensation deferrals may be stock option-related deferrals or cash-based deferrals. If a director elects a stock option-related deferral, on the last day of each calendar quarter he or she will be granted a nonqualified stock option. The number of shares subject to the stock option is calculated by multiplying the amount of the deferred compensation that otherwise would have been paid to the director during the quarter by 4.4 and then dividing by the fair market value of our common stock on the last day of the quarter. The per share exercise price of the option will be the fair market value of a share of our common stock on the date the option is granted. Stock options granted under the Deferral Plan vest on the first anniversary of the date of grant and must be exercised within ten years of the date of grant. If a director’s directorship terminates for any reason, any options outstanding will expire three years after the termination of the directorship. The maximum aggregate number of shares of our common stock that may be issued under the Deferral Plan is 0.5 million. As of December 31, 2011, options covering approximately 3,000 shares of our common stock were outstanding under the Deferral Plan, there were no shares exercised during fiscal 2011 and approximately 0.5 million shares remained available for future options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information for this item is set forth in the sections entitled “Corporate Governance-Director Independence” and “Certain Relationships and Related Transactions” in our Proxy Statement, which sections are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services is set forth in the section entitled “Fees Paid to Deloitte & Touche LLP” in our Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   List of Documents filed as part of this Report.

(1)   Financial Statements

All financial statements of the Registrant as set forth under Item 8 of this Annual Report on Form 10-K.

(2)   Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

(3)   Exhibits

Each exhibit identified below is filed as a part of this report. Exhibits designated with an “*” are filed as an exhibit to this Annual Report on Form 10-K. Exhibits designated with a “+” are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

3.1	Certificate of Amendment dated April 22, 2010 and the Restated Certificate of Incorporation (filed as Exhibit 3.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2010).

3.2	Restated Bylaws of Baker Hughes Incorporated effective as of August 1, 2011 (filed as Exhibit 3.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2011).

4.1	Rights of Holders of the Company’s Long-Term Debt. The Company has no long-term debt instrument with regard to which the securities authorized there under equal or exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of its long-term debt instruments to the SEC upon request.

4.2	Certificate of Amendment dated April 22, 2010 and the Restated Certificate of Incorporation (filed as Exhibit 3.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2010).

4.3	Restated Bylaws of Baker Hughes Incorporated effective as of August 1, 2011 (filed as Exhibit 3.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2011).

4.4	Indenture dated as of May 15, 1994 between Western Atlas Inc. and The Bank of New York, Trustee, providing for the issuance of securities in series (filed as Exhibit 4.4 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2004).

4.5	Indenture dated October 28, 2008, between Baker Hughes Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed October 29, 2008).

4.6	First Supplemental Indenture, dated August 17, 2011, between Baker Hughes Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of Notes) (filed as Exhibit 4.2 to Current Report of Baker Hughes Incorporated on Form 8-K filed August 23, 2011).

4.7	Officers’ Certificate of Baker Hughes Incorporated dated October 28, 2008 establishing the 6.50% Senior Notes due 2013 and the 7.50% Senior Notes due 2018 (filed as Exhibit 4.2 to Current Report of Baker Hughes Incorporated on Form 8-K filed October 29, 2008).

4.8	Form of 7.50% Senior Notes Due 2018 (filed as Exhibit 4.4 to Current Report of Baker Hughes Incorporated on Form 8-K filed October 29, 2008).

4.9	Officers’ Certificate of Baker Hughes Incorporated dated August 24, 2010 establishing the 5.125% Senior Notes due 2040 (filed as Exhibit 4.2 to Current Report of Baker Hughes Incorporated on Form 8-K filed August 24, 2010).

4.10	Form of 5.125% Senior Notes due 2040 (filed as Exhibit 4.3 to Current Report of Baker Hughes Incorporated on Form 8- K filed August 24, 2010).

4.11	Indenture, dated June 8, 2006, between BJ Services Company, as issuer, and Wells Fargo Bank, N.A., as trustee (filed as Exhibit 4.1 to Current Report on BJ Services Company Form 8-K filed on June 12, 2006).

4.12	Third Supplemental Indenture, dated May 19, 2008, between BJ Services Company, as issuer, and Wells Fargo Bank, N.A., as trustee, with respect to the 6% Senior Notes due 2018 (filed as Exhibit 4.2 to Current Report on BJ Services Company Form 8-K filed on May 23, 2008).

4.13	Fourth Supplemental Indenture, dated April 28, 2010, between BJ Services Company, as issuer, BSA Acquisition LLC, Baker Hughes Incorporated and Wells Fargo Bank, N.A., as trustee, with respect to the 5.75% Senior Notes due 2011 and the 6% Senior Notes due 2018 (filed as Exhibit 4.4 to Current Report on Baker Hughes Incorporated Form 8-K filed on April 29, 2010).

4.14	Fifth Supplemental Indenture, dated June 21, 2011, between BJ Services Company LLC, as company, Western Atlas Inc. as successor company and Wells Fargo Bank, N.A., as trustee, with respect to the 6.00% Senior Notes due 2018 (incorporated by reference to Exhibit 4.4 to Current Report on Baker Hughes Incorporated Form 8-K filed on June 23, 2011).

4.15+	Form of Incentive Stock Option Assumption Agreement for BJ Services incentive plans (filed as Exhibit 4.5 to Current Report on Baker Hughes Incorporated Form 8-K filed on April 29, 2010).

4.16+	Form of Nonqualified Stock Option Assumption Agreement for BJ Services incentive plans (filed as Exhibit 4.6 to Current Report on Baker Hughes Incorporated Form 8-K filed on April 29, 2010).

4.17	Registration Rights Agreement dated August 17, 2011 among Baker Hughes Incorporated and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several initial purchasers named therein (filed as Exhibit 10.1 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on August 23, 2011).

10.1+	Restated and Superseding Employment Agreement between Chad C. Deaton and Baker Hughes Incorporated dated as of April 28, 2011 (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed May 3, 2011).

10.2+	Form of Amended and Restated Change in Control Agreement between Baker Hughes Incorporated and each of the executive officers effective as of January 1, 2009 (filed as Exhibit 10.2 to Current Report of Baker Hughes Incorporated on Form 8-K filed December 19, 2008).

10.3+*	Form of Executive Loyalty, Confidentiality, Non-Solicitation, and Non-Competition Agreement between Baker Hughes Incorporated and certain of the executive officers.

10.4+	Letter Agreement between Peter A. Ragauss and Baker Hughes Incorporated dated as of March 27, 2006 (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed March 31, 2006).

10.5+	Amendment and Restatement of the Baker Hughes Incorporated Change in Control Severance Plan effective as of January 1, 2009 (filed as Exhibit 10.3 to Current Report of Baker Hughes Incorporated on Form 8-K filed December 19, 2008).

10.6+	Form of Indemnification Agreement between Baker Hughes Incorporated and each of the directors and executive officers (filed as Exhibit 10.4 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.7+	Form of Amendment to the Indemnification Agreement between Baker Hughes Incorporated and each of the directors and executive officers effective as of January 1, 2009 (filed as Exhibit 10.4 to Current Report of Baker Hughes Incorporated on Form 8-K filed December 19, 2008).

10.8+	Baker Hughes Incorporated Director Retirement Policy for Certain Members of the Board of Directors (filed as Exhibit 10.10 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2003).

10.9+	Baker Hughes Incorporated Director Compensation Deferral Plan, as amended and restated effective as of January 1, 2009 (filed as Exhibit 10.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2008).

10.10+	Amendment to Baker Hughes Incorporated Director Compensation Deferral Plan effective as of January 1, 2009 (filed as Exhibit 10.5 to Current Report of Baker Hughes Incorporated on Form 8-K filed on December 19, 2008).

10.11+	Baker Hughes Incorporated Executive Severance Plan, as amended and restated on February 7, 2008 (filed as Exhibit 10.17 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2007).

10.12+	Amendment to Exhibit A of Baker Hughes Incorporated Executive Severance Plan as of July 20, 2009 (filed as Exhibit 10.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2009).

10.13+	Amendment to Baker Hughes Incorporated Executive Severance Plan dated April 22, 2010 (filed as Exhibit 10.1 to Current Report on Baker Hughes Incorporated Form 8-K filed on April 23, 2010).

10.14+	Baker Hughes Incorporated Annual Incentive Compensation Plan, as amended and restated on February 20, 2008 (filed as Exhibit 10.18 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2007).

10.15+	Amendment to the Baker Hughes Annual Incentive Compensation Plan effective as of January 1, 2009 (filed as Exhibit 10.7 to Current Report of Baker Hughes Incorporated on Form 8-K filed on December 19, 2008).

10.16+	Baker Hughes Incorporated Supplemental Retirement Plan, as amended and restated effective as of January 1, 2012 (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed on December 20, 2011).

10.17+	Long-Term Incentive Plan, as amended by Amendment No. 1999-1 to Long-Term Incentive Plan (filed as Exhibit 10.18 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2002).

10.18+	Baker Hughes Incorporated 1998 Employee Stock Option Plan, as amended by Amendment No. 1999-1 to 1998 Employee Stock Option Plan (filed as Exhibit 10.3 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2003).

10.19+	Baker Hughes Incorporated 2002 Employee Long-Term Incentive Plan (filed as Exhibit 4.4 to Registration Statement No. 333-87372 of Baker Hughes Incorporated on Form S-8 filed May 1, 2002).

10.20+	Amendment to Baker Hughes Incorporated 2002 Employee Long-Term Incentive Plan, effective July 24, 2008 (filed as Exhibit 10.4 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2008).

10.21+	Amendment to Baker Hughes Incorporated 2002 Employee Long-Term Incentive Plan dated March 31, 2010 (filed as Annex H to the Registration Statement No. 333-162463 on Form S-4 filed on February 9, 2010).

10.22+	Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan (filed as Exhibit 10.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2003).

10.23+	Amendment to 2002 Director & Officer Long-Term Incentive Plan, effective as of October 27, 2005 (filed as Exhibit 10.3 of Baker Hughes Incorporated to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.24+	Amendment to Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan effective July 24, 2008 (filed as Exhibit 10.3 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2008).

10.25+	Amendment to Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan dated March 31, 2010 (filed as Annex G to the Registration Statement No. 333-162463 on Form S-4 filed on February 9, 2010).

10.26	Baker Hughes Incorporated Employee Stock Purchase Plan, as amended and restated, effective as of January 1, 2010 (filed as Exhibit 10.25 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2009).

10.27+	Form of Stock Option Agreement for executive officers effective October 1, 1998 (filed as Exhibit 10.37 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

10.28+	Form of Nonqualified Stock Option Agreement for directors effective October 25, 1998 (filed as Exhibit 10.39 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2000).

10.29+	Form of Baker Hughes Incorporated Nonqualified Stock Option Agreement for executive officers, dated January 24, 2001 (filed as Exhibit 10.41 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

10.30+	Form of Baker Hughes Incorporated Nonqualified Stock Option Agreement for employees, dated January 30, 2002 (filed as Exhibit 10.43 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

10.31+	Form of Baker Hughes Incorporated Incentive Stock Option Agreement for employees, dated January 30, 2002 (filed as Exhibit 10.44 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2001).

10.32+	Form of Baker Hughes Incorporated Stock Option Award Agreements, with Terms and Conditions (filed as Exhibit 10.46 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2002).

10.33+	Form of Baker Hughes Incorporated Incentive Stock Option Agreement with Terms and Conditions for officers (filed as Exhibit 10.33 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2009).

10.34+	Form of Baker Hughes Incorporated Nonqualified Stock Option Agreement with Terms and Conditions for officers (filed as Exhibit 10.30 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2009).

10.35+	Form of Baker Hughes Incorporated Restricted Stock Award Agreement (filed as Exhibit 10.49 to Annual Report on Form 10-K for the year ended December 31, 2004).

10.36+	Form of Baker Hughes Incorporated Restricted Stock Award Terms and Conditions (filed as Exhibit 10.50 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2004).

10.37+	Form of Baker Hughes Incorporated Restricted Stock Award with Terms and Conditions for officers (filed as Exhibit 10.37 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2009).

10.38+	Form of Baker Hughes Incorporated Restricted Stock Unit Agreement (filed as Exhibit 10.51 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2004).

10.39+	Form of Baker Hughes Incorporated Restricted Stock Unit Terms and Conditions (filed as Exhibit 10.52 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2004).

10.40+	Form of Baker Hughes Incorporated Restricted Stock Unit Agreement, including Terms and Conditions (filed as Exhibit 10.37 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2007).

10.41+	Form of Baker Hughes Incorporated Restricted Stock Unit Award Agreement and Terms and Conditions for officers (filed as Exhibit 10.41 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2009).

10.42+	Form of Baker Hughes Incorporated Restricted Stock Award, including Terms and Conditions for directors (filed as Exhibit 10.40 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2005).

10.43+	Form of Baker Hughes Incorporated Stock Option Award Agreement, including Terms and Conditions for directors (filed as Exhibit 10.41 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2005).

10.44+	Form of Baker Hughes Incorporated Performance Unit Award Agreement and Terms and Conditions for officers (filed as Exhibit 10.48 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2009).

10.45+	Form of 2009 Performance Unit Award Agreement, including Terms and Conditions (filed as Exhibit 10.2 to Current Report of Baker Hughes Incorporated on Form 8-K filed March 31, 2009).

10.46+	Performance Goals adopted October 21, 2010 for the Performance Unit Awards granted in 2009 under the Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed October 22, 2010).

10.47+	Performance Goals adopted October 21, 2010 for the Performance Unit Awards granted in 2010 under the Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan (filed as Exhibit 10.2 to Current Report of Baker Hughes Incorporated on Form 8-K filed October 22, 2010).

10.48+	Performance Goals adopted October 21, 2010 for the Performance Unit Awards granted in 2011 under the Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan (filed as Exhibit 10.3 to Current Report of Baker Hughes Incorporated on Form 8-K filed October 22, 2010).

10.49+	BJ Services Company 1997 Incentive Plan (filed as Appendix B to BJ Services Company’s Proxy Statement dated December 22, 1997).

10.50+	Amendment effective July 22, 1999 to BJ Services Company 1997 Incentive Plan (filed as Exhibit 10.26 to BJ Services Company’s Annual Report on Form 10-K for the year ended September 30, 1999).

10.51+	Amendment effective January 27, 2000 to BJ Services Company 1997 Incentive Plan (filed as Appendix C to BJ Services Company’s Proxy Statement dated December 20, 1999).

10.52+	Amendment effective May 10, 2001 to BJ Services Company 1997 Incentive Plan (filed as Appendix C to BJ Services Company’s Proxy Statement dated April 10, 2001).

10.53+	Fifth Amendment effective October 15, 2001 to BJ Services Company 1997 Incentive Plan (filed as Exhibit 10.17 to BJ Services Company’s Annual Report on Form 10-K for the year ended September 30, 2001).

10.54+	Eighth Amendment effective November 15, 2006 to BJ Services Company 1997 Incentive Plan (filed as Exhibit 10.3 to BJ Services Company’s Current Report on Form 8-K filed on December 13, 2006).

10.55+	Ninth Amendment effective October 13, 2008 to BJ Services Company 1997 Incentive Plan (filed as Exhibit 10.16 to BJ Services Company’s Annual Report on Form 10-K for the year ended September 30, 2008).

10.56+	Tenth Amendment effective December 5, 2008 to BJ Services Company 1997 Incentive Plan (filed as Exhibit 10.2 to BJ Services Company’s Quarterly Report for the quarterly period ended December 31, 2008).

10.57+	BJ Services Company 2000 Incentive Plan (filed as Appendix B to BJ Services Company’s Proxy Statement dated December 20, 2000).

10.58+	First Amendment effective March 22, 2001 to BJ Services Company 2000 Incentive Plan (filed as Exhibit 10.2 to BJ Services Company’s Registration Statement on Form S-8 (Reg. No. 333-73348).

10.59+	Second Amendment effective May 10, 2001 to BJ Services Company 2000 Incentive Plan (filed as Appendix D to BJ Services Company’s Proxy Statement dated April 10, 2001).

10.60+	Third Amendment effective October 15, 2001 to BJ Services Company 2000 Incentive Plan (filed as Exhibit 10.24 to BJ Services Company’s Annual Report on Form 10-K for the year ended September 30, 2001).

10.61+	Fifth Amendment effective November 15, 2006 to BJ Services Company 2000 Incentive Plan (filed as Exhibit 10.4 to BJ Services Company’s Current Report on Form 8-K filed on December 13, 2006).

10.62+	Sixth Amendment effective October 13, 2008 to BJ Services Company 2000 Incentive Plan (filed as Exhibit 10.22 to BJ Services Company’s Annual Report on Form 10-K for the year ended September 30, 2008).

10.63+	Seventh Amendment effective December 5, 2008 to BJ Services Company 2000 Incentive Plan (filed as Exhibit 10.3 to BJ Services Company’s Quarterly Report for the quarterly period ended December 31, 2008).

10.64+	Amended and Restated BJ Services Company 2003 Incentive Plan (filed as Appendix A to BJ Services Company’s Proxy Statement dated December 15, 2008).

10.65+	First Amendment to the Amended and Restated BJ Services Company 2003 Incentive Plan (filed as Exhibit 10.1 to BJ Services Company’s Quarterly Report for the quarterly period ended March 31, 2009).

10.66	Credit Agreement dated as of September 13, 2011, among Baker Hughes Incorporated, JP Morgan Chase Bank, N.A., as Administrative Agent and twenty-one lenders for $2.5 billion, in the aggregate for all banks (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed September 14, 2001).

10.67	Deferred Prosecution Agreement between Baker Hughes Incorporated and the United States Department of Justice filed on April 26, 2007, with the United States District Court of Texas, Houston Division (filed as Exhibit 10.4 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

10.68	Plea Agreement between Baker Hughes Services International, Inc. and the United States Department of Justice filed on April 26, 2007, with the United States District Court of Texas, Houston Division (filed as Exhibit 10.5 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

10.69	Agreement and Plan of Merger dated as of August 30, 2009, among Baker Hughes Incorporated, BSA Acquisition LLC and BJ Services Company (filed as Exhibit 2.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed August 31, 2009).

10.70+*	Form of Baker Hughes Incorporated Nonqualified Stock Option Award Agreement and Terms and Conditions for officers.

10.71+*	Form of Baker Hughes Incorporated Incentive Stock Option Award Agreement and Terms and Conditions for officers.

10.72+*	Form of Baker Hughes Incorporated Performance Unit Award Agreement and Terms and Conditions for officers.

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Martin S. Craighead, President and Chief Executive Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Peter A. Ragauss, Chief Financial Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32*	Statement of Martin S. Craighead, President and Chief Executive Officer, and Peter A. Ragauss, Chief Financial Officer, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

95*	Mine Safety Disclosures.

99.1	Baker Hughes Incorporated Information document filed on April 26, 2007, by the United States Attorney’s Office for the Southern District of Texas and the United States Department of Justice (filed as Exhibit 99.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

99.2	Baker Hughes Services International, Inc. Information document filed on April 26, 2007, by the United States Attorney’s Office for the Southern District of Texas and the United States Department of Justice (filed as Exhibit 99.2 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

99.3	Sentencing Memorandum and Motion for Waiver of Pre-Sentence Investigation of Baker Hughes Services International, Inc. (filed as Exhibit 99.3 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

99.4	Baker Hughes Services International, Inc. Sentencing Letter from the United States Department of Justice dated April 24, 2007 (filed as Exhibit 99.4 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

99.5	The Complaint by the Securities and Exchange Commission vs. Baker Hughes Incorporated filed on April 26, 2007, with the United States District Court of Texas, Houston Division (filed as Exhibit 99.5 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

99.6	Final Judgment by the Securities and Exchange Commission as to Defendant Baker Hughes Incorporated dated and filed on May 1, 2007, with the United States District Court of Texas, Houston Division (filed as Exhibit 99.1 to Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2007).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKER HUGHES INCORPORATED

Date: February 23, 2012	/s/ MARTIN S. CRAIGHEAD
Martin S. Craighead President and Chief Executive Officer

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Martin S. Craighead and Peter A. Ragauss, each of whom may act without joinder of the other, as their true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MARTIN S. CRAIGHEAD	President and Chief Executive Officer and Director	February 23, 2012
(Martin S. Craighead)	(principal executive officer)

/S/ CHAD C. DEATON	Executive Chairman of the Board	February 23, 2012
(Chad C. Deaton)

/S/ PETER A. RAGAUSS	Senior Vice President and Chief Financial Officer	February 23, 2012
(Peter A. Ragauss)	(principal financial officer)

/S/ ALAN J. KEIFER	Vice President and Controller	February 23, 2012
(Alan J. Keifer)	(principal accounting officer)

/S/ LARRY D. BRADY	Director	February 23, 2012
(Larry D. Brady)

/S/ CLARENCE P. CAZALOT, JR.	Director	February 23, 2012
(Clarence P. Cazalot, Jr.)

/S/ ANTHONY G. FERNANDES	Director	February 23, 2012
(Anthony G. Fernandes)

/S/ CLAIRE W. GARGALLI	Director	February 23, 2012
(Claire W. Gargalli)

/S/ PIERRE H. JUNGELS	Director	February 23, 2012
(Pierre H. Jungels)

/S/ JAMES A. LASH	Director	February 23, 2012
(James A. Lash)

/S/ J. LARRY NICHOLS	Director	February 23, 2012
(J. Larry Nichols)

/S/ H. JOHN RILEY, JR.	Director	February 23, 2012
(H. John Riley, Jr.)

/S/ JAMES W. STEWART	Director	February 23, 2012
(James W. Stewart)

/S/ CHARLES L. WATSON	Director	February 23, 2012
(Charles L. Watson)

Baker Hughes Incorporated

Schedule II - Valuation and Qualifying Accounts

(In millions)	Balance at Beginning of Period	Charged to Cost and Expenses	Write-offs (1)	Other Changes (2)	Balance at End of Period

Year ended December 31, 2011
Reserve for doubtful accounts receivable	$162	$84	$(18)	$1	$229
Reserve for inventories	322	16	(36)	2	304

Year ended December 31, 2010
Reserve for doubtful accounts receivable	157	39	(24)	(10)	162
Reserve for inventories	297	33	(32)	24	322

Year ended December 31, 2009
Reserve for doubtful accounts receivable	74	94	(12)	1	157
Reserve for inventories	244	101	(53)	5	297

(1)	Represents the elimination of accounts receivable and inventory deemed uncollectible or worthless.
(2)	Represents transfers, currency translation adjustments and divestitures.