Form 10-Q
period 2012-09-30
BAKER HUGHES INC
filed 2012-10-24
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
YES ☐ NO ☑
As of October 17, 2012, the registrant has outstanding 439,646,900 shares of Common Stock, $1 par value per share.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Baker Hughes Incorporated
Consolidated Condensed Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Sales	$1,832	$1,663	$5,345	$4,635
Services	3,396	3,401	10,363	9,501
Total revenue	5,228	5,064	15,708	14,136
Costs and expenses:
Cost of sales	1,474	1,342	4,227	3,766
Cost of services	2,831	2,501	8,433	7,134
Research and engineering	117	115	366	331
Marketing, general and administrative	344	301	975	862
Total costs and expenses	4,766	4,259	14,001	12,093
Operating income	462	805	1,707	2,043
Interest expense, net	(49)	(58)	(153)	(164)
Loss on early extinguishment of debt	—	(40)	—	(40)
Income from continuing operations before income taxes	413	707	1,554	1,839
Income taxes	(143)	(9)	(479)	(434)
Income from continuing operations	270	698	1,075	1,405
Income from discontinued operations, net of tax	14	8	27	20
Net income	284	706	1,102	1,425
Net (income) loss attributable to noncontrolling interests	(5)	—	(5)	—
Net income attributable to Baker Hughes	$279	$706	$1,097	$1,425

Amounts attributable to Baker Hughes:
Income from continuing operations	$265	$698	$1,070	$1,405
Income from discontinued operations	14	8	27	20
Net Income attributable to Baker Hughes	$279	$706	$1,097	$1,425

Basic earnings per share:
Income from continuing operations	$0.60	$1.60	$2.43	$3.22
Income from discontinued operations	0.03	0.02	0.06	0.05
Basic earnings per share attributable to Baker Hughes	$0.63	$1.62	$2.49	$3.27

Diluted earnings per share:
Income from continuing operations	$0.60	$1.59	$2.43	$3.21
Income from discontinued operations	0.03	0.02	0.06	0.04
Diluted earnings per share attributable to Baker Hughes	$0.63	$1.61	$2.49	$3.25

Cash dividends per share	$0.15	$0.15	$0.45	$0.45
See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Baker Hughes Incorporated
Consolidated Condensed Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income	$284	$706	$1,102	$1,425
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments during the period	63	(116)	61	(33)
Pension and other postretirement benefits	—	5	19	5
Net gain on hedge transactions	—	—	1	—
Other comprehensive income (loss), net of tax	63	(111)	81	(28)
Comprehensive income	347	595	1,183	1,397
Comprehensive (income) loss attributable to noncontrolling interests	(5)	1	(5)	1
Comprehensive income (loss) attributable to Baker Hughes	$342	$596	$1,178	$1,398
See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Baker Hughes Incorporated
Consolidated Condensed Balance Sheets
(In millions)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$1,007	$1,050
Accounts receivable - less allowance for doubtful accounts (2012 - $255; 2011 - $226)	5,003	4,794
Inventories, net	3,879	3,211
Deferred income taxes	252	251
Other current assets	432	393
Assets of discontinued operations	707	646
Total current assets	11,280	10,345

Property, plant and equipment - less accumulated depreciation (2012 - $5,961; 2011 - $5,192)	8,225	7,245
Goodwill	5,612	5,637
Intangible assets, net	989	1,086
Other assets	650	534
Total assets	$26,756	$24,847

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1,829	$1,774
Short-term debt and current portion of long-term debt	1,306	224
Accrued employee compensation	661	695
Income taxes payable	205	288
Other accrued liabilities	476	464
Liabilities of discontinued operations	55	56
Total current liabilities	4,532	3,501

Long-term debt	3,839	3,845
Deferred income taxes and other tax liabilities	602	810
Liabilities for pensions and other postretirement benefits	579	578
Other liabilities	133	149
Commitments and contingencies

Equity:
Common stock	439	437
Capital in excess of par value	7,447	7,303
Retained earnings	9,461	8,561
Accumulated other comprehensive loss	(474)	(555)
Baker Hughes stockholders’ equity	16,873	15,746
Noncontrolling interests	198	218
Total equity	17,071	15,964
Total liabilities and equity	$26,756	$24,847
See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Baker Hughes Incorporated
Consolidated Condensed Statements of Equity
(In millions)
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2011	$437	$7,303	$8,561	$(555)	$218	$15,964
Comprehensive income:
Net income			1,097		5	1,102
Other comprehensive income				81		81
Activity related to stock plans	2	28				30
Stock-based compensation cost		94				94
Cash dividends ($0.45 per share)			(197)			(197)
Net activity related to noncontrolling interests		22			(25)	(3)
Balance at September 30, 2012	$439	$7,447	$9,461	$(474)	$198	$17,071

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2010	$432	$7,005	$7,083	$(420)	$186	$14,286
Comprehensive income:
Net income			1,425			1,425
Other comprehensive income				(27)	(1)	(28)
Activity related to stock plans	4	143				147
Stock-based compensation cost		85				85
Cash dividends ($0.45 per share)			(195)			(195)
Net activity related to noncontrolling interests		11			32	43
Balance at September 30, 2011	$436	$7,244	$8,313	$(447)	$217	$15,763
See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Baker Hughes Incorporated
Consolidated Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Income from continuing operations	$1,075	$1,405
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	1,122	951
Benefit for deferred income taxes	(236)	(312)
Gain on disposal of assets	(169)	(124)
Stock-based compensation cost	94	85
Loss on early extinguishment of debt	—	40
Provision for doubtful accounts	37	76
Loss on impairment of assets	55	—
Changes in operating assets and liabilities:
Accounts receivable	(199)	(1,074)
Inventories	(660)	(465)
Accounts payable	47	179
Accrued employee compensation and other accrued liabilities	(20)	81
Income taxes payable	(62)	(189)
Other operating items, net	(147)	3
Net cash flows from continuing operations	937	656
Net cash flows from discontinued operations	10	26
Net cash flows from operating activities	947	682
Cash flows from investing activities:
Expenditures for capital assets	(2,160)	(1,624)
Proceeds from maturities of short-term investments	—	250
Proceeds from disposal of assets	285	215
Other investing items, net	—	9
Net cash flows from continuing operations	(1,875)	(1,150)
Net cash flows from discontinued operations	(21)	(27)
Net cash flows from investing activities	(1,896)	(1,177)
Cash flows from financing activities:
Net proceeds (payments) of commercial paper and other short-term debt	1,075	(41)
Net proceeds of long-term debt	—	742
Repayment of long-term debt	—	(813)
Proceeds from termination of interest rate swap agreements	—	26
Proceeds from issuance of common stock	42	144
Dividends paid	(197)	(195)
Purchase of noncontrolling interest	(4)	(26)
Other financing items, net	(14)	(1)
Net cash flows from financing activities	902	(164)
Effect of foreign exchange rate changes on cash	4	6
Decrease in cash and cash equivalents	(43)	(653)
Cash and cash equivalents, beginning of period	1,050	1,456
Cash and cash equivalents, end of period	$1,007	$803

Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$811	$934
Interest paid	$191	$184
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$115	$78
See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Baker Hughes Incorporated (“Baker Hughes,” “Company,” “we,” “our,” or “us,”) is a leading supplier of oilfield services, products, technology and systems used for drilling, formation evaluation, completion and production, pressure pumping, and reservoir development in the worldwide oil and natural gas industry. We also provide products and services for other businesses, including downstream refining, specialty polymers and process and pipeline services.
Basis of Presentation
Our unaudited consolidated condensed financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, certain information and disclosures normally included in our annual financial statements have been condensed or omitted. These unaudited consolidated condensed financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report”). We believe the unaudited consolidated condensed financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. In addition, all prior periods reflect the reclassification of certain operations as discontinued. For further discussion see Note 2. Discontinued Operations. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. In the notes to the unaudited consolidated condensed financial statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated.
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
In September 2011, the FASB issued an update to ASC 350, Intangibles - Goodwill and Other. This ASU amends the guidance in ASC 350-20 on testing for goodwill impairment. The revised guidance allows entities testing for goodwill impairment to have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test annually for impairment. The ASU is limited to goodwill and does not amend the annual requirement for testing other indefinite-lived intangible assets for impairment. The ASU is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this ASU effective January 1, 2012, with no impact to our unaudited consolidated condensed financial statements.
In July 2012, the FASB issued an update to ASC 350, Intangibles - Goodwill and Other.  This ASU amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets for impairment.  The revised guidance permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The ASU is effective for impairment tests performed for fiscal years beginning after September 15, 2012.  We will adopt this ASU for our 2013 impairment testing.  We do not expect this ASU to have a material impact, if any, on our unaudited consolidated condensed financial statements.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

NOTE 2. DISCONTINUED OPERATIONS
Our Board of Directors approved and we have initiated a plan to sell the Process and Pipeline Services (“PPS”) business unit, which was previously reported as part of the Industrial Services segment. PPS is a global provider of pre-commissioning, maintenance and inspection services for upstream, midstream and downstream oil and gas facilities and pipelines. Accordingly, we have reclassified the financial results and related notes thereto for all prior periods presented herein to reflect these operations as discontinued.
Summarized financial information from discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$128	$114	$328	$308

Income before income taxes	$24	$13	$45	$31
Income taxes	(10)	(5)	(18)	(11)
Income from discontinued operations	$14	$8	$27	$20
Assets and liabilities of discontinued operations are as follows:

	September 30, 2012	December 31, 2011
Assets
Total current assets	$142	$98
Property, plant and equipment, net	166	170
Goodwill	346	319
Other assets	53	59
Assets of discontinued operations	$707	$646

Liabilities
Accounts payable	$44	$36
Other liabilities	11	20
Liabilities of discontinued operations	$55	$56

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

NOTE 3. EARNINGS PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings per share (“EPS”) computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average common shares outstanding for basic EPS	440	437	440	436
Effect of dilutive securities - stock plans	1	2	1	2
Adjusted weighted average common shares outstanding for diluted EPS	441	439	441	438
Future potentially dilutive shares excluded from diluted EPS:
Options with an exercise price greater than the average market price for the period	8	3	8	3
NOTE 4. INVENTORIES
Inventories, net of reserves, are comprised of the following:

	September 30, 2012	December 31, 2011
Finished goods	$3,435	$2,820
Work in process	241	231
Raw materials	203	160
Total	$3,879	$3,211
NOTE 5. INTANGIBLE ASSETS
Intangible assets are comprised of the following:

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Less: Accumulated Amortization	Net	Gross Carrying Amount	Less: Accumulated Amortization	Net
Definite lived intangibles:
Technology	$714	$238	$476	$686	$206	$480
Contract-based	17	10	7	17	9	8
Trade names	116	47	69	116	14	102
Customer relationships	483	102	381	483	73	410
Subtotal	1,330	397	933	1,302	302	1,000
Indefinite lived intangibles:
In-process research and development	56	—	56	86	—	86
Total	$1,386	$397	$989	$1,388	$302	$1,086
Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from 2 to 20 years. Amortization expense included in net income for the three months and nine months ended September 30, 2012 was $34 million

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

and $97 million, respectively, and is estimated to be $33 million for the remainder of fiscal year 2012. Estimated amortization expense for each of the subsequent five fiscal years is expected to be as follows: 2013 - $108 million; 2014 - $94 million; 2015 - $88 million; 2016 - $83 million; and 2017 - $81 million.
NOTE 6. FINANCIAL INSTRUMENTS
Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, debt and foreign currency forward contracts. Except as described below, the estimated fair value of such financial instruments at September 30, 2012 and December 31, 2011 approximates their carrying value as reflected in our unaudited consolidated condensed balance sheets.
The estimated fair value of total debt at September 30, 2012 and December 31, 2011 was $6,147 million and $4,910 million, respectively, which differs from the carrying amounts of $5,145 million and $4,069 million, respectively, included in our unaudited consolidated condensed balance sheets. The fair value was determined using Level 2 inputs including quoted period end market prices.
NOTE 7. SEGMENT INFORMATION
We conduct our business primarily through operating segments that are aligned with our geographic regions, which have been aggregated into five reportable segments. We aggregate our operating segments within each reportable segment because they have similar economic characteristics and because the long-term financial performance of the operating segments is affected by similar economic conditions. The performance of our operating segments is evaluated based on profit before tax, which is defined as income from continuing operations before income taxes and before the following: net interest expense, corporate expenses, and certain gains and losses not allocated to the operating segments.
In the first quarter of 2012, we changed our reporting structure to include the reservoir development services business (“RDS”) within our four oilfield geographic segments. All prior period segment disclosures for revenue and profit before tax have been reclassified to include RDS within our four oilfield geographic segments. The impact of these changes to the Industrial Services segment was to reduce revenue by $23 million and $75 million, respectively, for the three months and nine months ended September 30, 2011; and increase profit before tax by $16 million and $35 million for the three months and nine months ended September 30, 2011.
Summarized financial information is shown in the following table.

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
Segments	Revenue	Profit (Loss) Before Taxes	Revenue	Profit (Loss) Before Taxes
North America	$2,742	$288	$2,721	$602
Latin America	583	45	570	71
Europe/Africa/Russia Caspian	866	104	863	103
Middle East/Asia Pacific	844	71	711	75
Industrial Services	193	13	199	32
Total Operations	5,228	521	5,064	883
Corporate and Other	—	(59)	—	(78)
Interest Expense, net	—	(49)	—	(58)
Loss on early extinguishment of debt	—	—	—	(40)
Total	$5,228	$413	$5,064	$707

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
Segments	Revenue	Profit (Loss) Before Taxes	Revenue	Profit (Loss) Before Taxes
North America	$8,277	$1,046	$7,451	$1,491
Latin America	1,760	189	1,588	204
Europe/Africa/Russia Caspian	2,684	413	2,462	235
Middle East/Asia Pacific	2,393	233	2,088	241
Industrial Services	594	58	547	80
Total Operations	15,708	1,939	14,136	2,251
Corporate and Other	—	(232)	—	(208)
Interest Expense, net	—	(153)	—	(164)
Loss on early extinguishment of debt	—	—	—	(40)
Total	$15,708	$1,554	$14,136	$1,839
NOTE 8. EMPLOYEE BENEFIT PLANS
We have both funded and unfunded noncontributory defined benefit pension plans covering certain employees primarily in the U.S., the U.K., Germany and Canada. We also provide certain postretirement health care benefits (“other postretirement benefits”), through an unfunded plan, to substantially all U.S. employees who retire and have met certain age and service requirements.
The components of net periodic cost are as follows for the three months ended September 30:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Service cost	$16	$10	$2	$2	$3	$2
Interest cost	5	5	8	8	2	2
Expected return on plan assets	(9)	(8)	(9)	(8)	—	—
Amortization of net loss	4	3	2	1	—	—
Net periodic cost	$16	$10	$3	$3	$5	$4
The components of net periodic cost are as follows for the nine months ended September 30:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Service cost	$48	$28	$6	$6	$9	$6
Interest cost	15	15	24	24	6	6
Expected return on plan assets	(27)	(24)	(27)	(24)	—	—
Amortization of prior service benefit	—	—	—	—	(2)	(2)
Amortization of net loss	12	7	5	3	1	—
Benefit settlement	—	—	6	—	—	—
Net periodic cost	$48	$26	$14	$9	$14	$10

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

We invest the assets of our pension plans in investments according to the policies developed by our investment committees. The majority of these assets are in investments whose fair values are determined using Level 2 observable inputs. The changes in the fair value of pension plan assets determined using Level 3 unobservable inputs are as follows:

	Three Months Ended September 30, 2012
	U.S. Private Equity Fund	U.S. Property Fund	U.S. Hedge Funds	Non-U.S. Property Fund	Non-U.S. Insurance Contracts	Total
Ending balance at June 30, 2012	$17	$6	$163	$19	$15	$220
Unrealized gains	—	—	5	1	—	6
Unrealized losses	(2)	—	—	—	—	(2)
Purchases	1	1	—	—	—	2
Ending balance at September 30, 2012	$16	$7	$168	$20	$15	$226

	Nine Months Ended September 30, 2012
	U.S. Private Equity Fund	U.S. Property Fund	U.S. Hedge Funds	Non-U.S. Property Fund	Non-U.S. Insurance Contracts	Total
Ending balance at December 31, 2011	$—	$5	$110	$19	$15	$149
Unrealized gains	—	—	6	1	—	7
Unrealized losses	(2)	—	—	—	—	(2)
Purchases	18	2	52	—	—	72
Ending balance at September 30, 2012	$16	$7	$168	$20	$15	$226
NOTE 9. INCOME TAXES
Our effective tax rate on income from continuing operations before income taxes for the three months and nine months ended September 30, 2012 was 34.6% and 30.8%, respectively. The tax rate for the three months ended September 30, 2012 is lower than the U.S. statutory income tax rate of 35% primarily due to lower rates of tax in certain foreign jurisdictions, partially offset by an increase in tax reserves and state income taxes.
The tax rate for the nine months ended September 30, 2012 is lower than the U.S. statutory income tax rate of 35% primarily due to lower rates of tax in certain foreign jurisdictions and the net reversal of tax reserves arising from audit settlements and the expiration of statutes of limitations, partially offset by state income taxes.
NOTE 10. COMMITMENTS AND CONTINGENCIES
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

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

OTHER
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including surety bonds for performance, letters of credit and other bank guarantees, which totaled approximately $1.5 billion at September 30, 2012. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our unaudited consolidated condensed financial statements.
NOTE 11. ACCUMULATED OTHER COMPREHENSIVE LOSS
Total accumulated other comprehensive loss attributable to Baker Hughes, net of tax, consisted of the following:

	September 30, 2012	December 31, 2011
Foreign currency translation adjustments	$(243)	$(304)
Pension and other postretirement benefits	(232)	(251)
Net gain on hedge transactions	1	—
Total accumulated other comprehensive loss attributable to Baker Hughes	$(474)	$(555)

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
EXECUTIVE SUMMARY
Baker Hughes is a leading supplier of oilfield services, products, technology and systems to the worldwide oil and natural gas industry. The products and services we provide from our ongoing operations are:

•	drilling and evaluation of oil and natural gas wells;

•	completion and production of oil and natural gas wells; and

•	other businesses, including downstream refining and specialty polymers.
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
For the third quarter of 2012, we generated revenue of $5.23 billion, an increase of $164 million or 3% compared to the same quarter a year ago. North America oilfield revenue for the third quarter of 2012 was $2.74 billion, an increase of 1% compared to the same quarter a year ago. Our results continued to be impacted by the pressure pumping business, which remains unbalanced primarily due to excess capacity in the market combined with lower Canadian activity. Oilfield revenue outside of North America for the third quarter of 2012 was $2.29 billion, an increase of 7% compared to the same quarter a year ago driven by strong growth in the Middle East and Asia Pacific regions.
Income from continuing operations attributable to Baker Hughes was $265 million for the third quarter of 2012 compared to $698 million for the same quarter a year ago. Profitability in North America was adversely impacted by the continued volatility related to our pressure pumping product line including both pricing pressure, as a result of the increasing supply of pressure pumping capacity in the market, and increased personnel and raw material costs. Our other product lines in U.S. Land, particularly drilling services, upstream chemicals, artificial lift and completions, experienced increased demand in the third quarter of 2012 compared to the same quarter a year ago. International profitability decreased in the third quarter of 2012 compared to the same quarter a year ago. Although activity has increased in many of our international regions, particularly Africa, Europe and the Middle East, increases in personnel and other operating costs have reduced profitability. Additionally, the third quarter of 2012 includes charges of $63 million before-tax ($43 million after-tax) primarily related to the impairment of information technology assets and the closing of a chemical manufacturing facility. The third quarter of 2011 was favorably impacted by a $214 million tax benefit associated with the reorganization of certain foreign subsidiaries.
The Company recently made the decision to sell its Process and Pipeline Services (“PPS”) business, which is a provider of precommissioning, maintenance and inspection services for oil and gas facilities and pipelines. As a result, the financial results of PPS have been reclassified to discontinued operations. PPS was previously a component of the Industrial Services segment, which now consists primarily of the Company's downstream refining and specialty polymers businesses.
As of September 30, 2012, we had approximately 58,800 employees compared to approximately 57,700 employees as of December 31, 2011, which included employees from our PPS business of approximately 1,200 and 1,100, respectively.
BUSINESS ENVIRONMENT
In North America, rig counts declined 6% in the third quarter of 2012 compared to the same period a year ago. Increased production in the unconventional natural gas shale plays continued to contribute to high natural gas working inventories and ultimately lower commodity prices. Customer spending in the natural gas shale plays remained limited, and as a result, natural gas-directed rig activity declined 45% in the third quarter of 2012 compared to the same period a year ago. This was partly offset by a 23% increase in oil-directed rig activity for the same time periods. Customer spending for oil in the U.S. remained strong during the third quarter of 2012 as evidenced by the fact that oil-directed rig activity increased 36% compared to the same period in 2011. However, this was offset by reduced activity in Canada where periods of wet weather and sluggish customer spending resulted in a 26% reduction in rig counts for the same time periods.
Outside of North America, customer spending is most heavily influenced by Brent oil prices. On average, Brent oil prices decreased 2% in the third quarter of 2012 compared to the same period a year ago as Europe's economic concerns increased, growth in China showed signs of contraction and global oil supplies increased. However, compared to the third quarter of 2011, our customers’ activity and spending levels increased in the third quarter of 2012. Due to the long-term planning cycles associated with many international projects, customers do not tend to react to short-term movements in oil prices.
Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Brent oil prices ($/Bbl) (1)	$109.90	$112.38	$112.46	$111.44
WTI oil prices ($/Bbl) (2)	92.16	89.54	96.15	95.47
Natural gas prices ($/mmBtu) (3)	2.88	4.05	2.54	4.21

(1)	Bloomberg Dated Brent (“Brent”)

(2)	Bloomberg West Texas Intermediate (“WTI”) Cushing Crude Oil Spot Price

(3)	Bloomberg Henry Hub Natural Gas Spot Price
Brent oil prices averaged $109.90/Bbl in the third quarter of 2012. Oil prices generally increased throughout the third quarter of 2012 primarily due to increasing geopolitical concerns in the Middle East and supply interruptions in the Gulf of Mexico due to Hurricane Isaac. However, renewed concerns about the global economy had an offsetting effect on prices and resulted in volatility in oil prices during the quarter. Prices ranged from a low of $96.59/Bbl at the beginning of July 2012 to a high of $117.59/Bbl in mid-September 2012. In its October 2012 Oil Market Report, the International Energy Agency (“IEA”) revised its 2012 estimated global oil demand downward to 89.7 million barrels per day from its original estimate of 89.9 million barrels. Despite the downward adjustment, the estimated 2012 global demand still exceeds 2011 global demand of 89.1 million barrels per day.
WTI oil prices averaged $92.16/Bbl in the third quarter of 2012. Similar to the Brent oil prices, WTI oil prices generally increased throughout the third quarter of 2012. Prices ranged from a low of $83.75/Bbl in early July 2012 to a high of $99.00/Bbl in mid-September 2012.
Natural gas prices averaged $2.88/mmBtu in the third quarter of 2012. Natural gas prices, which have been low since late 2011, continued to rebound during the early part of the quarter as warm weather in key consuming regions of the U.S. increased demand. However, natural gas storage injections outpaced analyst expectations throughout much of the quarter, resulting in lower prices in August and much of September. Overall for the quarter, prices ranged from a high of $3.20/mmBtu at the end of July 2012 to a low of $2.63/mmBtu at the end of August 2012. Prices closed at $3.08/mmBtu at the end of September, as natural gas rig counts declined to 13 year lows in the U.S. According to the U.S. Department of Energy (“DOE”), working natural gas in storage at the end of the third quarter of 2012 was 3,653/Bcf, which was 7% or 244/Bcf above the corresponding week in 2011.
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
The rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
U.S. - land and inland waters	1,855	1,911	(3)%	1,909	1,805	6%
U.S. - offshore	51	34	50%	47	30	57%
Canada	325	441	(26)%	362	401	(10)%
North America	2,231	2,386	(6)%	2,318	2,236	4%
Latin America	414	437	(5)%	428	421	2%
North Sea	38	38	—%	38	40	(5)%
Continental Europe	79	85	(7)%	78	77	1%
Africa	108	71	52%	93	76	22%
Middle East	390	289	35%	348	288	21%
Asia Pacific	230	249	(8)%	240	258	(7)%
Outside North America	1,259	1,169	8%	1,225	1,160	6%
Worldwide	3,490	3,555	(2)%	3,543	3,396	4%
Third Quarter of 2012 Compared to the Third Quarter of 2011
The rig count in North America decreased 6% in the third quarter of 2012 compared to the same period a year ago as natural gas-directed rig counts declined 45%, partially offset by an increase in oil-directed rig counts of 23%. The natural gas-directed rig count reflected a 46% decrease in the U.S. and a 39% decrease in Canada. The oil-directed rig count increased 36% in the U.S., but was offset by a 21% decrease in Canada. Natural gas-directed drilling was negatively impacted by the continued weakness in North America natural gas prices which discouraged new investment in natural gas fields. The growth in oil-directed drilling in the U.S. was primarily a result of strong oil prices and the industry’s ability to apply drilling and completion techniques to unconventional oil reservoirs that were originally applied to similar natural gas reservoirs. In Canada, many operators curtailed their drilling plans during the third quarter of 2012 due to recent oil price volatility, reduced cash flows and wet weather.
Outside North America, the rig count increased 8%. Starting June 2012, the Middle East rig count included Iraq. Excluding Iraq, which had 76 rigs during the third quarter of 2012, the international rig count increased 1%. The rig count in Latin America decreased primarily due to lower rig activity in Brazil, Colombia and Venezuela, partially offset by increased rig activity in Ecuador, Mexico and Argentina. The rig count in the North Sea remained flat. In Continental Europe, the rig count decreased primarily due to lower activity in Norway, Poland and Romania. The rig count increased in Africa primarily due to resumption of drilling activities in Libya, as well as higher activity in Algeria and Nigeria. The rig count increased in the Middle East due to higher activity in Saudi Arabia, Oman and Egypt, as well as the inclusion of Iraq. In Asia Pacific, the rig count decreased as a result of decreased activity in Indonesia and offshore China, offset by modest increased activity in Malaysia and Australia.

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
We conduct our business primarily through operating segments that are aligned with our geographic regions, which have been aggregated into five reportable segments. Prior to 2012, our reservoir development services business (“RDS”), consisting of consulting services provided to third parties and internal support to our oilfield operations, was included within the Industrial Services segment. In the first quarter of 2012, we changed our reporting structure to include RDS within our four oilfield geographic segments. All prior period segment disclosures for revenue and profit before tax have been reclassified to include RDS within our four oilfield geographic segments. The impact of this change to the Industrial Services segment was to reduce revenue by $23 million and $75 million for the three months and nine months ended September 30, 2011, respectively; and increase profit before tax by $16 million and $35 million for the three months and nine months ended September 30, 2011, respectively.
We recently initiated a plan to sell our PPS business, which was previously reported as part of the Industrial Services segment. Accordingly, we have reclassified the financial results for all prior periods to discontinued operations. Revenue was $114 million and $308 million for the three months and nine months ended September 30, 2011, respectively; and profit before tax was $13 million and $31 million for the three months and nine months ended September 30, 2011, respectively.
Revenue and Profit Before Tax
The performance of our operating segments is evaluated based on profit before tax, which is defined as income from continuing operations before income taxes and before the following: net interest expense, corporate expenses, and certain gains and losses not allocated to the segments.

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2012	2011			2012	2011
Revenue:
North America	$2,742	$2,721	$21	1%	$8,277	$7,451	$826	11%
Latin America	583	570	13	2%	1,760	1,588	172	11%
Europe/Africa/ Russia Caspian	866	863	3	—%	2,684	2,462	222	9%
Middle East/ Asia Pacific	844	711	133	19%	2,393	2,088	305	15%
Industrial Services	193	199	(6)	(3%)	594	547	47	9%
Total	$5,228	$5,064	$164	3%	$15,708	$14,136	$1,572	11%

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2012	2011			2012	2011
Profit Before Tax:
North America	$288	$602	$(314)	(52%)	$1,046	$1,491	$(445)	(30)%
Latin America	45	71	(26)	(37%)	189	204	(15)	(7)%
Europe/Africa/ Russia Caspian	104	103	1	1%	413	235	178	76%
Middle East/ Asia Pacific	71	75	(4)	(5%)	233	241	(8)	(3)%
Industrial Services	13	32	(19)	(59%)	58	80	(22)	(28)%
Total Operations	521	883	(362)	(41%)	1,939	2,251	(312)	(14)%
Corporate and Other	(59)	(78)	19	(24%)	(232)	(208)	(24)	12%
Interest Expense, net	(49)	(58)	9	(16%)	(153)	(164)	11	(7)%
Loss on early extinguishment of debt	—	(40)	40	(100%)	—	(40)	40	(100)%
Total	$413	$707	$(294)	(42%)	$1,554	$1,839	$(285)	(15)%
Third Quarter of 2012 Compared to the Third Quarter of 2011
Revenue for the third quarter of 2012 increased $164 million or 3% compared to the third quarter of 2011, driven by increased activity across all segments, particularly in the Middle East/Asia Pacific (“MEAP”), North America and Latin America segments.
Profit before tax for the third quarter of 2012 decreased $294 million or 42% compared to the third quarter of 2011. Despite the increase in revenue, our profit before tax was significantly impacted by pricing pressure, higher personnel costs, and increased raw material expenses in our pressure pumping product line in North America. Increased allowance for doubtful accounts in Latin America and Europe, high operating costs and third party expenses related to new integrated operations contracts in the Middle East further eroded profits. In the third quarter of 2012, we incurred a charge of $43 million before-tax related to the impairment of certain information technology assets primarily associated with internally developed software and other assets. Additionally, in the third quarter of 2012, we incurred a charge of $20 million before-tax related to the closure of a chemical manufacturing facility that is part of the cost saving initiative in our global supply chain organization. As our information technology and supply chain organizations support our global operations, these charges have been allocated to all segments.
North America
North America revenue increased 1% in the third quarter of 2012 compared to the third quarter of 2011, despite rig counts declining 6%. The primary catalysts for the growth seen in North America include sustained high oil prices during the third quarter of 2012 compared to historical prices; new innovative technologies for drilling systems and completion systems that have resulted in increased market share, particularly in the unconventional reservoirs in U.S. Land; a continuing shift of drilling activities from the natural gas-directed unconventional reservoirs to the oil-directed reservoirs in U.S. Land; and improved rig activity in the offshore Gulf of Mexico. In the third quarter of 2012, there were significant increases in completions systems, drilling services, artificial lift, upstream chemicals and drill bits activities. In the Gulf of Mexico, revenue increased 30% in the third quarter of 2012 compared to the third quarter of 2011 as rig counts increased 50%, driven by increased deepwater activity, which more than offset the impact of Hurricane Isaac. These increases in revenue were offset by reduced demand and pricing in our pressure pumping product line in the U.S. and Canada. Additionally, as a result of reduced customer spending in Canada, oil-directed rig counts decreased 21% and natural gas-directed rig counts were down 39% compared to the third quarter of 2011. Overall, this resulted in a 14% reduction in our Canadian revenue during the third quarter of 2012 compared to the third quarter of 2011.
North America profit before tax was $288 million in the third quarter of 2012, a decrease of $314 million compared to the third quarter of 2011. Despite slightly higher revenue, profits in U.S. Land and Canada declined due to decreased fleet utilization and lower pricing, higher personnel costs, increased costs for critical raw materials and higher depreciation expenses primarily in our pressure pumping product line. Partially offsetting these reductions were improved profits in the Gulf of Mexico, where both revenue and profit margins have returned to pre-moratorium levels as activity levels have increased substantially. North America profit before tax was negatively impacted by a $33 million charge associated with the information technology expenses and the facility closure.

Latin America
Latin America revenue increased 2% in the third quarter of 2012 compared to the third quarter of 2011. The primary drivers of the increase were higher activity benefiting our drill bit, wireline services and artificial lift product lines in Venezuela. This was partially offset by reduced activity in Mexico field lab projects.
Latin America profit before tax decreased 37% in the third quarter of 2012 compared to the third quarter of 2011. While revenue modestly increased, profits were negatively impacted by an increase of $22 million in our allowance for doubtful accounts with a major customer and higher personnel costs. Latin America profit before tax was also negatively impacted by a $7 million charge associated with the information technology expenses and the facility closure.
Europe/Africa/Russia Caspian
Europe/Africa/Russia Caspian (“EARC”) revenue remained relatively flat in the third quarter of 2012 compared to the third quarter of 2011. Strong growth was seen in Africa, particularly with drilling systems in Mozambique and Nigeria, completion systems in Nigeria, Angola and Ghana and wireline services in Nigeria, Uganda and Angola. Revenue increases in Africa were offset by declines in our Europe region due primarily to reduced drilling fluids activity in Norway and unfavorable currency fluctuations.
EARC profit before tax also remained relatively flat in the third quarter of 2012 compared to the third quarter of 2011. A favorable change in sales mix in Sub Sahara Africa and Russia contributed to improved margins and increased profitability but were offset by a $7 million increase in our allowance for doubtful accounts due to a customer bankruptcy and an $11 million charge associated with the information technology expenses and the facility closure.
Middle East/Asia Pacific
MEAP revenue increased 19% in the third quarter of 2012 compared to the third quarter of 2011. The increase in this segment was attributable to new integrated operations contracts in Iraq; higher demand for drilling services, drilling fluids, and completions systems in Saudi Arabia; and improved demand for completions systems in Australia and Indonesia. This increase was partially offset by reduced activity for pressure pumping, drilling fluids and drill bits in India.
MEAP profit before tax remained relatively flat in the third quarter of 2012 compared to the third quarter of 2011. While revenue increased, profit before tax was impacted by high operating and third party costs associated with the new integrated operations activities in Iraq and increased personnel costs. MEAP profit before tax was also negatively impacted by a $10 million charge associated with the information technology expenses and the facility closure.
Industrial Services
For Industrial Services, which now excludes our PPS business, revenue decreased $6 million and profit before tax decreased $19 million in the third quarter of 2012 compared to the third quarter of 2011. The decrease in revenue and profit before tax was primarily driven by reduced demand for polymers in Europe and Asia Pacific due to unfavorable economic conditions. Industrial Services profit before tax was also negatively impacted by a $2 million charge associated with the information technology expenses and the facility closure.
Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
Revenue for the nine months ended September 30, 2012 increased $1.57 billion or 11% compared to the nine months ended September 30, 2011, driven by increased activity across all segments, particularly in the North America and MEAP segments. Increased revenue in North America is attributed to the strong performance of our product lines other than pressure pumping, while MEAP revenue is being driven by our integrated operations contracts in Iraq and higher demand for completions systems in Saudi Arabia and Australia.
Profit before tax for the nine months ended September 30, 2012 decreased $285 million or 15% compared to the nine months ended September 30, 2011. In North America, despite the increase in revenue, profit before tax was significantly impacted by pricing pressure, higher personnel costs, and increased raw material expenses in our pressure pumping product line. Profitability in our EARC segment has improved mainly as a result of increased revenue in Norway, Nigeria, Libya and Sub Sahara Africa. High operating costs and third party expenses related to new integrated operations contracts in the Middle East reduced profitability. Additionally, increased information technology expenses, charges associated with the closing of a chemical manufacturing facility along with increased amortization also impacted profitability.

Costs and Expenses
The table below details certain unaudited consolidated condensed statement of income data and their percentage of revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	$	%	$	%	$	%	$	%
Revenue	$5,228	100%	$5,064	100%	$15,708	100%	$14,136	100%
Cost of revenue	4,305	82%	3,843	76%	12,660	81%	10,900	77%
Research and engineering	117	2%	115	2%	366	2%	331	2%
Marketing, general and administrative	344	7%	301	6%	975	6%	862	6%
Cost of Revenue
Cost of revenue as a percentage of revenue was 82% and 81% for the three months and nine months ended September 30, 2012, respectively, compared to 76% and 77% for the three months and nine months ended September 30, 2011, respectively. The increase in cost of revenue as a percentage of revenue for the three and nine months was due primarily to lower pricing and higher costs with respect to our pressure pumping product line in North America, start-up and third party costs associated with the new integrated operations activities in Iraq, as well as increased expenses related to amortization. Additionally, during the third quarter of 2012, we recorded a charge of $20 million related to the closure of a chemical manufacturing facility as part of our supply chain cost saving initiative, and a $29 million charge to increase our allowance for doubtful accounts in Latin America and Europe.
Research and Engineering
Research and engineering expenses increased 2% and 11% for the three months and nine months ended September 30, 2012, respectively, compared to the same periods a year ago. The increase in research and engineering expenses was primarily driven by an increase in research materials and personnel costs associated with the opening and staffing of technology centers in Brazil and Saudi Arabia.
Marketing, General and Administrative
Marketing, general and administrative (“MG&A”) expenses increased 14% and 13% for the three months and nine months ended September 30, 2012, respectively, compared to the same periods a year ago. The increase in expenses for the three months is primarily due to a charge of $43 million related to the impairment of certain information technology assets primarily associated with internally developed software and other assets. In addition to these costs, the increase in expenses for the nine months resulted from ongoing activities to further improve productivity and efficiency through the coordination and integration of our worldwide operations, including software implementations, partially offset by decreased personnel costs.
Income Taxes
Total income tax expense was $143 million and $479 million for the three months and nine months ended September 30, 2012, respectively. Our effective tax rate on income from continuing operations before income taxes for the three months and nine months ended September 30, 2012 was 34.6% and 30.8%, respectively. The tax rate for the three months ended September 30, 2012 is lower than the U.S. statutory income tax rate of 35% primarily due to lower rates of tax in certain foreign jurisdictions, partially offset by an increase in tax reserves and state income taxes. The tax rate for the nine months ended September 30, 2012 is lower than the U.S. statutory income tax rate of 35% primarily due to lower rates of tax in certain foreign jurisdictions and the net reversal of tax reserves arising from audit settlements and the expiration of statutes of limitations, partially offset by state income taxes.

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
Our outlook for exploration and development spending is based upon our expectations for customer spending in the markets in which we operate, and is driven primarily by our perception of industry expectations for oil and natural gas prices and their likely impact on customer capital and operating budgets as well as other factors that could impact the economic return that oil and natural gas companies expect for developing oil and natural gas reserves. Our forecasts are based on evaluating a number of external sources as well as our internal estimates. External sources include publications by the International Energy Agency (“IEA”), Organization of Petroleum Exporting Countries (“OPEC”), the Energy Information Administration (“EIA”), and the Organization for Economic Cooperation and Development (“OECD”). We acknowledge that there is a substantial amount of uncertainty regarding these forecasts, thus, while we have internal estimates regarding economic expansion, hydrocarbon demand and overall oilfield activity, we position ourselves to be flexible and responsive to a wide range of potential outcomes.
The primary drivers impacting the 2012 business environment include the following:

•
Worldwide Economic Growth - In general there is a strong linkage between overall economic activity, growth and the demand for hydrocarbons. Although we continue to see modest economic growth across the OECD countries and relatively strong growth among many developing economies, there is substantial concern regarding the economic outlook through the rest of 2012 and the beginning of 2013. These concerns are primarily fueled by sovereign debt issues in Europe, an apparent slowdown in the Chinese economy, and the moderate rate of the economic growth in the U.S. The European sovereign debt crisis and the reduction in economic activity have impacted the economies of major exporters, including the U.S. and China. Although steps are being taken by governments to resolve this issue, there is still concern that further downward adjustments to economic growth will occur in the coming months. China's rapid economic growth and industrialization has been a major factor in driving up world-wide economic growth since the recession of 2008/2009. While it is expected that China will continue to grow at a meaningful pace, there has been a slowdown in China's growth rate through September 2012 which is expected to continue during the remainder of the year. In the U.S., there has been a slow recovery from the recession of 2008/2009 as the economy continues to deal with the effects of the financial crisis, and the expectation is for only modest economic growth in the U.S. throughout 2012. However, this growth may be hampered by weakness or further deterioration of the global economy, particularly in China and Europe.

•
Demand for Hydrocarbons - In its October 2012 Oil Market Report, the IEA forecasted global demand for oil to increase 0.7 million barrels per day to a record 89.7 million barrels per day in 2012. Oil demand is expected to further increase by 0.8 million barrels per day in 2013. This expected increase in demand for oil should support increased expenditures within the oil and gas sector. In addition, natural gas is an increasingly important hydrocarbon to meet the world’s energy needs. In its October 2012 Short-Term Energy and Winter Fuels Outlook, the EIA stated that U.S. natural gas demand will reach a record 69.8 billion cubic feet per day in 2012. Although slightly down from 2012, U.S. natural gas demand in 2013 is forecasted to remain high at 69.6 billion cubic feet per day. Global demand for natural gas is also expected to increase as production from major gas fields in the Middle East, Africa and Asia Pacific are imported into the consuming regions, particularly in Europe and Asia.

•
Oil Production - OPEC considers global spare oil production capacity to be at comfortable levels with healthy commercial stock levels. However, sustained higher oil prices have led non-OPEC producers, particularly in the U.S., to increase capital spending and apply new technology to increase oil production. Although this is a positive trend for the U.S. that is expected to continue for many years to come, increased price volatility, driven by global economic and geopolitical uncertainties, may lead to delays in operator investment decisions across the rest of the world.

•
Natural Gas Production - Worldwide natural gas production continues to grow. Despite this overall trend, low natural gas prices in North America have resulted in a reduction in the natural gas-directed rig activity in this region. This has begun to impact North America natural gas production, though not enough to result in a substantial increase in prices. Overall, worldwide natural gas production will, however, tend to be more stable as high natural gas prices in places such as Europe and Asia encourage sustained global growth of natural gas production. In addition, the announced shift away from nuclear power generation by several countries is expected to further support natural gas prices, and the development of natural gas projects in the OECD outside North America.

•
Oil Prices - With WTI oil prices trading between $78/Bbl and $109/Bbl, and Brent trading between $89/Bbl and $127/Bbl during the first nine months of 2012, we believe most oil developments globally will continue to provide adequate returns to encourage incremental investment. Based on oil supply forecasts and modest anticipated economic growth globally, we would expect oil prices to remain relatively strong throughout 2012 barring any major macro-economic event.

•
Natural Gas Prices - With natural gas prices trading between $1.84/mmBtu and $3.20/mmBtu during the first nine months of 2012, which are particularly low when compared to oil on a BTU equivalent basis, we believe that the economics of many dry natural gas-directed investments in North America have become marginal. This is primarily due to the abundant supplies available from the unconventional plays in North America, including natural gas produced in association with unconventional oil. The EIA, however, expects natural gas prices in North America to moderately increase in 2013 as a result of the reduction in natural gas-directed drilling activity throughout 2012.

Activity and Spending Outlook for North America - Overall customer spending in North America is expected to increase in 2012 compared to 2011, but the average annual rig count is expected to decrease 1%. The slowdown in the spending directly related to natural gas development has been largely offset by incremental investment to develop unconventional plays with crude oil and natural gas liquids content. However, due to recent volatility in oil prices, customer spending is expected to hold at current levels in the near term, resulting in a flat oil rig count for the remainder of the year. In the unconventional dry gas plays, while investment has declined throughout the year due to historically low natural gas pricing levels, we expect the reductions in rig counts will slow going forward as gas prices have rebounded moderately. Overall service intensity has increased in North America during the year as customers are demanding key technologies, such as advanced directional drilling, more complex completion systems and pressure pumping to develop the unconventional plays with liquids content. Despite this increase in demand, however, pricing has declined in some basins, particularly for hydraulic fracturing where current pressure pumping capacity exceeds demand. This pricing pressure is expected to continue for the remainder of 2012 and into early 2013. In the Gulf of Mexico, the active rig count has increased to near pre-moratorium levels. Activity on the continental shelf has been strong, and there has been a steady increase in the granting of new deepwater permits. It is expected that exploration drilling as well as completions and development activity in the Gulf of Mexico will continue to increase throughout the remainder of 2012 and 2013, with additional deepwater rigs being added.
Activity and Spending Outlook Outside North America - International activity is driven primarily by the price of oil which is high enough to provide attractive economic returns in almost every region and some major gas export projects. Customers are expected to increase spending to develop new resources and offset declines from existing developed reserves. Areas that are expected to see increased spending throughout the rest of the year and into 2013 include: the Middle East, in particular Iraq, including the Kurdistan province, and Saudi Arabia; and Latin America, with the largest growth expected in Brazil, Mexico and Colombia. In Africa, traditional growth areas such as Angola and Nigeria are being augmented by new provinces such as Ghana, Uganda and Mozambique. Russia is striving to maintain 10 million barrels of oil per day until the end of the decade by investing in Eastern Siberia and eventually in the Arctic offshore. Australia is leading the expansion of export LNG projects, requiring conventional offshore gas drilling in the northwest shelf as well as coal bed methane operations onshore Queensland. While overall unconventional drilling outside North America is still at its infancy, activities in Australia, China, Saudi Arabia and Argentina are showing early promise.
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain adequate financial resources and access to sufficient liquidity. At September 30, 2012, we had cash and cash equivalents of $1.01 billion, of which substantially all was held by foreign subsidiaries. A substantial portion of the cash held by foreign subsidiaries at September 30, 2012 was reinvested in our international operations as our intent is to use this cash to, among other things, fund the operations of our foreign subsidiaries. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds based on applicable U.S. tax rates net of foreign taxes. In addition, we have a $2.5 billion committed revolving credit facility with commercial banks and a commercial paper program under which we may issue up to $2.5 billion. The maximum combined borrowing at any time under both the credit facility and commercial paper program is $2.5 billion. We had $1.19 billion of outstanding commercial paper at September 30, 2012. We believe that cash on hand, cash flows from operating activities, and the available credit facility, including the issuance of commercial paper, will provide sufficient liquidity to manage our global cash needs.
Our capital planning process is focused on utilizing cash flows generated from operations in ways that enhance the value of our Company. In the nine months ended September 30, 2012, we used cash to pay for a variety of activities including working capital needs, capital expenditures and payment of dividends.
Cash Flows
Cash flows provided (used) by continuing operations, by type of activity, were as follows for the nine months ended September 30:

(In millions)	2012	2011
Operating activities	$937	$656
Investing activities	(1,875)	(1,150)
Financing activities	902	(164)
Operating Activities
Cash flows from operating activities provided $937 million and $656 million in the nine months ended September 30, 2012 and 2011, respectively. Despite a decrease in income from continuing operations of $330 million, cash flows from operating activities increased $281 million. This increase is primarily due to the change in net operating assets and liabilities, which used less cash in the nine months ended September 30, 2012 compared to the same period in 2011.
The underlying drivers of the changes in operating assets and liabilities are as follows:

•
An increase in accounts receivable used cash of $199 million and $1,074 million in the nine months ended September 30, 2012 and 2011, respectively. The change in accounts receivable in the nine months ended September 30, 2012 was primarily due to an increase in activity. The change in accounts receivable in the nine months ended September 30, 2011 was primarily due to an increase in activity as well as an increase in days sales outstanding (defined as the average number of days our net trade receivables are outstanding based on quarterly revenue) due to temporary invoicing delays resulting from the implementation of our enterprise wide software system for BJ Services in North America.

•
An increase in inventory used cash of $660 million and $465 million in the nine months ended September 30, 2012 and 2011, respectively, driven by an increase in production of finished goods to support current activity levels.

•
Accrued employee compensation and other accrued liabilities used cash of $20 million and provided cash of $81 million in the nine months ended September 30, 2012 and 2011, respectively. The net change of $101 million was due primarily to an increase in payments related to employee bonuses earned in 2011 but paid in 2012 coupled with lower employee compensation accruals in 2012.

•
Income taxes payable used cash of $62 million and $189 million in the nine months ended September 30, 2012 and 2011, respectively. The net change of $127 million was primarily due to a decrease in income taxes paid in 2012 compared to 2011.

•
Other operating items used cash of $147 million and provided cash of $3 million in the nine months ended September 30, 2012 and 2011, respectively. The net change of $150 million was primarily due to an increase in payments for prepaid assets and an increase in contributions to our pension plans.

Investing Activities
Our principal recurring investing activity was the funding of capital expenditures to ensure that we have the appropriate levels and types of machinery and equipment in place to generate revenue from operations. Expenditures for capital assets totaled $2,160 million and $1,624 million in the nine months ended September 30, 2012 and 2011, respectively. While the majority of these expenditures were for machinery and equipment, we have continued our spending on new facilities, expansions of existing facilities and other infrastructure projects.
Proceeds from the disposal of assets were $285 million and $215 million in the nine months ended September 30, 2012 and 2011, respectively. These disposals related to equipment that was lost-in-hole, and property, machinery, and equipment no longer used in operations that were sold throughout the period.
During the nine months ended September 30, 2011, we received proceeds from maturities of short-term investments consisting of $250 million in U.S. Treasury Bills that matured in May 2011.
Financing Activities
We had net proceeds from borrowings of $1,075 million as compared to net repayments of $41 million related to commercial paper and other short-term debt in the nine months ended September 30, 2012 and 2011, respectively.
In August 2011, we completed a private placement of $750 million 3.2% senior notes that will mature in August 2021, resulting in net proceeds of approximately $742 million after deducting the underwriting discounts and expenses of the offering. In September 2011, we used $563 million of the net proceeds from the senior notes to redeem our 6.5% notes in full. The remaining net proceeds from the senior notes were used for general corporate purposes. In June 2011, we repaid $250 million of our 5.75% notes that matured.
In March 2012, pursuant to a registration rights agreement, we filed a registration statement with the SEC that became effective with respect to an offer to exchange the unregistered 3.2% senior notes for substantially identical registered notes without the existing transfer restrictions. The offer closed in May 2012 with all notes exchanged. This exchange had no impact to our financial statements or cash flows.
Total debt outstanding at September 30, 2012 was $5.15 billion, an increase of $1.08 billion compared to December 31, 2011. The total debt to total capitalization (defined as total debt plus equity) ratio was 0.23 at September 30, 2012 and 0.20 at December 31, 2011. We received proceeds of $42 million and $144 million in the nine months ended September 30, 2012 and 2011, respectively, from the issuance of common stock through the exercise of stock options and the employee stock purchase plan.
Our Board of Directors has authorized a program to repurchase our common stock from time to time. In the nine months ended September 30, 2012 and 2011, we did not repurchase any shares of common stock. At September 30, 2012, we had authorization remaining to repurchase approximately $1.2 billion in common stock.
We paid dividends of $197 million and $195 million in the nine months ended September 30, 2012 and 2011, respectively.
Available Credit Facility
We have a $2.5 billion committed revolving credit facility with commercial banks that matures in September 2016, and at September 30, 2012, we were in compliance with all of the facility’s covenants. There were no direct borrowings under the committed credit facility during the quarter ended September 30, 2012. We also have an outstanding commercial paper program under which we may issue from time to time up to $2.5 billion in commercial paper with maturity of no more than 270 days. The maximum combined borrowing at any point in time under both the commercial paper program and the credit facility is $2.5 billion. At September 30, 2012, we had $1.19 billion of commercial paper outstanding.
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
In 2012, we expect our capital expenditures to be between approximately $2.7 billion to $2.9 billion, excluding any amount related to acquisitions. The expenditures are expected to be used primarily for normal, recurring items necessary to support our business and operations. A significant portion of our capital expenditures can be adjusted based on future activity of our customers. We will manage our capital expenditures to match market demand. In 2012, we also expect to make interest payments of between $225 million and $240 million, based on debt levels as of September 30, 2012. We anticipate making income tax payments of between $1.0 billion and $1.1 billion in 2012.
We may repurchase our common stock depending on market conditions, applicable legal requirements, our liquidity and other considerations. We anticipate paying dividends of between $259 million and $269 million in 2012; however, the Board of Directors can change the dividend policy at any time.
For all defined benefit pension plans, we make contributions to the plans in amounts equal to or greater than amounts necessary to meet minimum governmental funding requirements. During the nine months ended September 30, 2012, we contributed approximately $280 million to our post retirement, defined benefit and defined contribution plans. We expect to make additional contributions of between $75 million to $80 million to these plans during the fourth quarter of 2012.
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
In September 2011, the FASB issued an update to ASC 350, Intangibles - Goodwill and Other. This ASU amends the guidance in ASC 350-20 on testing for goodwill impairment. The revised guidance allows entities testing for goodwill impairment to have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test annually for impairment. The ASU is limited to goodwill and does not amend the annual requirement for testing other indefinite-lived intangible assets for impairment. The ASU is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this ASU effective January 1, 2012, with no impact to our unaudited consolidated condensed financial statements.
In July 2012, the FASB issued an update to ASC 350, Intangibles - Goodwill and Other. This ASU amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets for impairment. The revised guidance permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The ASU is effective for impairment tests performed for fiscal years beginning after September 15, 2012. We will adopt this ASU for our 2013 impairment testing. We do not expect this ASU to have a material impact, if any, on our unaudited consolidated condensed financial statements.
FORWARD-LOOKING STATEMENTS
MD&A and certain statements in the Notes to Unaudited Consolidated Condensed Financial Statements, includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act (each a “forward-looking statement”). The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “estimate,” “probable,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “would,” “potential, “ “may,” “likely” and similar expressions, and the negative thereof, are intended to identify forward-looking statements. Our forward-looking statements are based on assumptions that we believe to be reasonable but that may not prove to be accurate. The statements do not include the potential impact of future transactions, such as an acquisition, disposition, merger, joint venture or other transactions that could occur. We undertake no obligation to publicly update or revise any forward-looking statement. Our expectations regarding our business outlook, including changes in revenue, pricing, capital spending, profitability, strategies for our operations, impact of any common stock repurchases, oil and natural gas market conditions, the business plans of our customers, market share and contract terms, costs and availability of resources, legal, economic and regulatory conditions, and environmental matters are only our forecasts regarding these matters.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the nine months ended September 30, 2012, does not differ materially from that discussed under Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in our 2011 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, as of September 30, 2012, our disclosure controls and procedures, as defined by Rule 13a-15(e) of the Exchange Act, are effective at a reasonable assurance level. There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject to a number of lawsuits, investigations and claims (some of which involve substantial amounts) arising out of the conduct of our business. See a further discussion of legal matters in Note 10 of the Notes to Unaudited Consolidated Condensed Financial Statements.
For additional discussion of legal proceedings see also, Item 3 of Part I of our 2011 Annual Report, Note 13 of the Notes to Consolidated Financial Statements included in Item 8 of our 2011 Annual Report, Item 1 of Part II of our Form 10-Q for the quarter ended March 31, 2012 and Item 1 of Part II of our Form 10-Q for the quarter ended June 30, 2012.
ITEM 1A. RISK FACTORS
As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in our “Risk Factors” in the 2011 Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information about our purchases of equity securities during the three months ended September 30, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Average Price Paid Per Share (2)	Total Number of Shares Purchased in the Aggregate	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (3)
July 1-31, 2012	37,420	$44.88	—	$—	37,420	$—
August 1-31, 2012	402	45.68	—	—	402	—
September 1-30, 2012	1,114	46.67	—	—	1,114	—
Total	38,936	$44.94	—	$—	38,936	$1,197,127,803

(1)
Represents shares purchased from employees to pay the option exercise price related to stock-for-stock exchanges in option exercises or to satisfy the tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock units.

(2)	There were no share repurchases during the three months ended September 30, 2012 as part of a publicly announced program.

(3)
Our Board of Directors has authorized a program to repurchase our common stock from time to time. During the three months ended September 30, 2012, we did not repurchase any shares of our common stock under the program. We had authorization remaining to repurchase up to a total of approximately $1.2 billion of our common stock.

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

BAKER HUGHES INCORPORATED (Registrant)

Date:	October 24, 2012	By:	/s/ PETER A. RAGAUSS
Peter A. Ragauss
Senior Vice President and Chief Financial Officer

Date:	October 24, 2012	By:	/s/ ALAN J. KEIFER
Alan J. Keifer
Vice President and Controller