Form 10-K
period 2012-12-31
BAKER HUGHES INC
filed 2013-02-13
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
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
SWX Swiss Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [X] NO [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES [ ] NO [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price on June 30, 2012 reported by the New York Stock Exchange) was approximately $17,960,459,000.
As of February 4, 2013, the registrant has outstanding 441,808,100 shares of common stock, $1 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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
Baker Hughes Incorporated
2929 Allen Parkway, Suite 2100
Houston, TX 77019-2118
Attention: Investor Relations
Telephone: (713) 439-8600
ABOUT BAKER HUGHES
Baker Hughes is a leading supplier of oilfield services, products, technology and systems to the worldwide oil and natural gas industry. We also provide industrial products and services to the downstream refining, and process and pipeline industries. Baker Hughes was formed as a corporation in April 1987 in connection with the combination of Baker International Corporation and Hughes Tool Company. We may conduct our operations through subsidiaries, affiliates, ventures and alliances. We operate in more than 80 countries around the world and our corporate headquarters is in Houston, Texas. As of December 31, 2012, we had approximately 58,800 employees, of which approximately 58% work outside the United States (“U.S.”).
Our global oilfield operations are organized into a number of geomarket organizations, which are combined into eight geographic regions, each with its own president who in turn reports to one of two hemisphere presidents. In addition, certain support operations are organized at the enterprise level and include the product line marketing and technology, supply chain, and information technology organizations, which comprise the Global Products and Services group.

Through the geographic organization, we have placed our management close to our customers, facilitating stronger customer relationships and allowing us to react quickly to local market conditions and customer needs. The geographic organization supports our oilfield operations and is responsible for sales, field operations and well site execution. Western Hemisphere operations consist of three regions - Canada, headquartered in Calgary, Alberta; and U.S. and Latin America regions, both headquartered in Houston, Texas. Eastern Hemisphere operations consist of five regions - Europe, headquartered in London, England; Africa, headquartered in Paris, France; Russia Caspian, headquartered in Moscow, Russia; Middle East, headquartered in Dubai, United Arab Emirates; and Asia Pacific, headquartered in Kuala Lumpur, Malaysia.
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
In addition to the above, our Industrial Services and Other segment includes our downstream refining, and process and pipeline services businesses.
Further information about our segments is set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 9 of the Notes to Consolidated Financial Statements in Item 8 herein.
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

•	The Drilling and Evaluation group consists of the following products and services:

•	Drill Bits - includes Tricone™, PDC or “diamond”, and Kymera™ hybrid drill bits used for performance drilling, hole enlargement and coring.

•
Drilling Services - includes conventional and rotary steerable systems used to drill wells directionally and horizontally; measurement-while-drilling and logging-while-drilling systems used to perform reservoir navigation services; drilling optimization services; tools for coil tubing drilling and wellbore re-entry systems; coring drilling systems; and surface logging.

•
Wireline Services - includes tools for both open hole and cased hole well logging used to gather data to perform petrophysical and geophysical analysis; reservoir evaluation coring; casing perforation; fluid characterization; production logging; well integrity testing; pipe recovery; and seismic and microseismic services.

•	Drilling and Completion Fluids - includes emulsion and water-based drilling fluids systems; reservoir drill-in fluids; and fluids environmental services.

•	The Completion and Production group consists of the following products and services:

•
Completion Systems - includes products and services used to control the flow of hydrocarbons within a wellbore including sand control systems; liner hangers; wellbore isolation; expandable tubulars; multilaterals; safety systems; packers and flow control; and tubing conveyed perforating.

•
Wellbore Intervention - includes products and services used in existing wellbores to improve their performance including thru-tubing fishing; thru-tubing inflatables; conventional fishing; casing exit systems; production injection packers; remedial and stimulation tools; and wellbore cleanup.

•
Intelligent Production Systems - includes products and services used to monitor and dynamically control the production from individual wells or fields including production decisions services; chemical injection services; well monitoring services; intelligent well systems; and artificial lift monitoring.

•
Artificial Lift - includes electric submersible pump systems; progressing cavity pump systems; gas lift systems; and surface horizontal pumping systems used to lift large volumes of oil and water when a reservoir is no longer able to flow on its own.

•	Upstream Chemicals - includes chemicals and chemical application systems to provide flow assurance, integrity management and production management for upstream hydrocarbon production.

•
Pressure Pumping - includes cementing, stimulation, including hydraulic fracturing, and coil tubing services used in the completion of new oil and natural gas wells and in remedial work on existing wells, both onshore and offshore. Hydraulic fracturing is the practice of pumping fluid through a wellbore at pressures and rates sufficient to crack rock in the target formation, extend the cracks, and leave behind a propping agent to keep the cracks open after pumping ceases. The purpose of the cracks is to provide a pathway that allows for the passage of hydrocarbons from the rock to the wellbore, thus improving the production of hydrocarbons to the surface.

Additional information regarding our oilfield products and services can be found on the Company’s website at www.bakerhughes.com. Our website also includes details of our hydraulic fracturing operations, including the chemical content of our fluids systems, our support of the Chemical Disclosure Registry at www.fracfocus.org, and information on our SmartCare™ qualified systems and products, which are intended to maximize performance while minimizing our impact on the community and environment.
Industrial Services and Other
Industrial Services and Other consists primarily of our downstream refining, and process and pipeline services businesses. Downstream refining services provides products and services that help to increase refinery production, as well as improve plant safety and equipment reliability. Process and pipeline services works to improve efficiency and reduce downtime with inspection, pre-commissioning and commissioning of new and existing pipeline systems and process plants.
MARKETING, CONTRACTING AND COMPETITION
We market our products and services within our geomarkets on a product line basis primarily through our own sales organizations. We ordinarily provide technical and advisory services to assist in our customers’ use of our products and services. Stock points and service centers for our products and services are located in areas of drilling and production activity throughout the world.
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
Our primary competitors include the major diversified oilfield service companies such as Schlumberger, Halliburton and Weatherford International, where the breadth of service capabilities as well as competitive position of each product line are the keys to differentiation in the market. We also compete with other companies who may participate in only a few product lines, for example, National Oilwell Varco, Ecolab, Newpark Resources, and FTS International.

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
State law, laws or public policy in countries outside the U.S., or the negotiated terms of our agreement with the customer may also limit the customer’s indemnity obligations in the event of the gross negligence or willful misconduct of a Company employee. The Company and the customer may also agree to other limitations on the customer’s indemnity obligations in the contract.
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
RESEARCH AND DEVELOPMENT AND PATENTS
Our products and technology organization engages in research and development activities directed primarily toward the improvement of existing products and services, the design of specialized products to meet specific customer needs and the development of new products, processes and services. We have technology centers located in the U.S. (Claremore, Oklahoma; and several in Houston, Texas and surrounding areas), Germany (Celle), Brazil (Rio de Janeiro), Russia (Novosibirsk), and Saudi Arabia (Dhahran). For information regarding the amounts of research and development expense in each of the three years in the period ended December 31, 2012, see Note 1 of the Notes to Consolidated Financial Statements in Item 8 herein.
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

SEASONALITY
Our operations can be affected by seasonal weather, which can temporarily affect the delivery and performance of our products and services, as well as customers’ budgetary cycles. The widespread geographic locations of our operations and the timing and location of seasonal events serve to reduce the impact to us of any individual event. Examples of seasonal events which can impact our business include:

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

•	Hurricanes and typhoons can disrupt coastal and offshore drilling and production operations.

•	Severe weather during the winter months normally results in reduced activity levels in the North Sea and Russia generally in the first quarter.

•	Scheduled repair and maintenance of offshore facilities in the North Sea can reduce activity in the second and third quarters.

•	Many of our international oilfield customers increase orders for certain products and services in the fourth quarter.

•	Our Industrial and Other segment typically experiences lower sales during the first and fourth quarters of the year due to the Northern Hemisphere winter.
RAW MATERIALS
We purchase various raw materials and component parts for use in manufacturing our products and delivering our services. The principal materials we purchase include, but are not limited to, steel alloys (including chromium and nickel), titanium, barite, beryllium, copper, lead, tungsten carbide, synthetic and natural diamonds, gels, sand and other proppants, printed circuit boards and other electronic components and hydrocarbon-based chemical feed stocks. These materials are generally available from multiple sources and may be subject to price volatility. While we generally do not experience significant shortages of these materials, we have from time to time experienced temporary shortages of particular raw materials. In addition, we normally do not carry inventories of such materials in excess of those reasonably required to meet our production schedules. We do not expect significant interruptions in the supply of raw materials, but there can be no assurance that there will be no price or supply issues over the long term.
EMPLOYEES
As of December 31, 2012, we had approximately 58,800 employees, of which the majority are outside the U.S. Less than 10% of these employees are represented under collective bargaining agreements or similar-type labor arrangements. Based upon the geographic diversification of these employees, we believe any risk of loss from employee strikes or other collective actions would not be material to the conduct of our operations taken as a whole.

EXECUTIVE OFFICERS OF BAKER HUGHES INCORPORATED
The following table shows, as of February 13, 2013, the name of each of our executive officers, together with his or her age and all offices presently held.

Name	Age
Martin S. Craighead	53
Chief Executive Officer since January 2012 and President since 2010. Director of the Company since 2011. Chief Operating Officer from 2010 to 2012. Senior Vice President from 2009 to 2010. Group President of Drilling and Evaluation since 2007 and Vice President of the Company from 2005 until 2009. President of INTEQ from 2005 to 2007. President of Baker Atlas from February 2005 to August 2005. Vice President of Worldwide Operations for Baker Atlas from 2003 to 2005 and Vice President, Marketing and Business Development for Baker Atlas from 2001 to 2003; Region Manager for Baker Atlas in Latin America and Asia and Region Manager for E&P Solutions from 1995 to 2001. Employed by the Company in 1986. Mr. Craighead will become Chairman of the Board on April 25, 2013, in addition to his current role as President and Chief Executive Officer.

Peter A. Ragauss	55
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

Chad C. Deaton	60
Executive Chairman of the Board of the Company since January 2012 and Chairman of the Board from 2004 to January 2012. Chief Executive Officer of the Company from 2004 to 2012 and President of the Company from 2008 to 2010. President and Chief Executive Officer of Hanover Compressor Company from 2002 to 2004. Senior Advisor to Schlumberger Oilfield Services from 1999 to 2001 and Executive Vice President of Schlumberger from 1998 to 1999. Employed by the Company in 2004. Mr. Deaton has announced he will retire on April 25, 2013.

Russell J. Cancilla	61
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

Belgacem Chariag	50
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

Didier Charreton	49
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

Alan R. Crain	61
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

Archana Deskus	47
Vice President and Chief Information Officer of the Company since 2013. Vice President and Chief Information Officer for Ingersoll-Rand from 2011 to 2012. Senior Vice President and Chief Information Officer for Timex Group from 2007 to 2011 and Vice President and Chief Information Officer for Carrier North America from 2003 to 2006. Employed by the Company in 2013.

Alan J. Keifer	58
Vice President and Controller of the Company since 1999. Western Hemisphere Controller of Baker Oil Tools from 1997 to 1999 and Director of Corporate Audit for the Company from 1990 to 1996. Employed by the Company in 1990.

Jay G. Martin	61
Vice President, Chief Compliance Officer and Senior Deputy General Counsel of the Company since 2004. Shareholder at Winstead Sechrest & Minick P.C. from 2001 to 2004. Partner, Phelps Dunbar from 2000 to 2001 and Partner, Andrews & Kurth from 1996 to 2000. Employed by the Company in 2004.

Derek Mathieson	42
Vice President of the Company since December 2008 and President Western Hemisphere Operations since January 2012. President, Products and Technology from May 2009 to January 2012. Chief Technology and Marketing Officer of the Company from December 2008 to May 2009. Chief Executive Officer of WellDynamics, Inc. from May 2007 to November 2008. Vice President Business Development, Technology and Marketing of WellDynamics, Inc. from April 2006 to May 2007; Technology Director and Chief Technology Officer from January 2004 to April 2006; Research and Development Manager from August 2002 to January 2004 and Reliability Assurance Engineer from April 2001 to August 2002 of WellDynamics, Inc. Well Engineer, Shell U.K. Exploration and Production 1997 to 2001. Employed by the Company in 2008.

John A. O’Donnell	64
Vice President, Office of the CEO since January 2012. Vice President of the Company since 1998 and President Western Hemisphere Operations from May 2009 to January 2012. President of BJ Services LLC from 2009 to 2010. President of Baker Petrolite Corporation from 2005 to May 2009. President of Baker Hughes Drilling Fluids from 2004 to 2005. Vice President, Business Process Development of the Company from 1998 to 2002; Vice President, Manufacturing, of Baker Oil Tools from 1990 to 1998 and Plant Manager of Hughes Tool Company from 1988 to 1990. Employed by the Company in 1975.

Mario Ruscev	56
Vice President and Chief Technology Officer of the Company since August 2012. Chief Executive Officer of Geotech Seismic Services from January 2012 to August 2012 and Chief Executive Officer of FormFactor from 2008 to 2010. Various positions at Schlumberger for 20 years. Employed by the Company in 2012.

Arthur L. Soucy	50
Vice President of the Company since April 2009 and President Global Products and Services since January 2012. Vice President Supply Chain of the Company from April 2009 to January 2012. Vice President, Global Supply Chain for Pratt and Whitney from 2007 to 2009. Sloan Fellows Program, Innovation and Global Leadership at Massachusetts Institute of Technology from 2006 to 2007. General Manager, Combustors, Augmenters and Nozzles of Pratt and Whitney from 2005 to 2006. Various managerial positions at Pratt and Whitney from 1995 to 2006. Employed by the Company in 2009.

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
Based upon current information, we believe that our overall compliance with environmental regulations, including routine environmental compliance costs and capital expenditures for environmental control equipment, will not have a material adverse effect upon our capital expenditures, earnings or competitive position because we have either established adequate reserves or our cost for that compliance is not expected to be material to our consolidated financial statements. Our total accrual for environmental remediation is $32 million and $29 million, which includes accruals of $4 million and $5 million for the various Superfund sites, at December 31, 2012 and 2011, respectively.
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
Our customers’ access to capital is dependent on their ability to access the funds necessary to develop economically attractive projects based upon their expectations of future energy prices, required investments and resulting returns. Limited access to external sources of funding has and may continue to cause customers to reduce their capital spending plans to levels supported by internally-generated cash flow. In addition, a reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities or the lack of available debt or equity financing may impact the ability of our customers to pay amounts owed to us.
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
Government regulations and the costs incurred by oil and natural gas exploration companies to conform to and comply with government regulations may also limit the quantity of oil and natural gas that may be economically produced.
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
Our business is subject to geopolitical and terrorism threats.
Geopolitical and terrorism risks continue to grow in a number of key countries where we do business. Geopolitical and terrorism risks could lead to, among other things, a loss of our investment in the country, impairment of the safety of our employees and impairment of our ability to conduct our operations.
Uncertainties in Venezuela have impacted the collection of accounts receivable and could further impact our business operations.
We are not able to predict how uncertainties in Venezuela may impact further collection of accounts receivable and our ability to continue operations. We continue to experience delays in receiving payments from our customers in Venezuela. As of December 31, 2012, our accounts receivable in Venezuela were approximately 6% of our total accounts receivable (after any provision for doubtful accounts). For the year ended December 31, 2012, revenue in Venezuela was approximately 2% of our total consolidated revenue. In addition, our operations in Venezuela could be impacted by any further devaluation of the local currency or other action of the Venezuelan government that impedes our ability to conduct operations, which could have a material adverse effect on our results of operations.
Our business is subject to cybersecurity risks and threats.
Threats to our information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. It is also possible that breaches to our systems could go unnoticed for some period of time. Risks associated with these threats include, among other things, loss of intellectual property, impairment of our ability to conduct our operations, disruption of our customers’ operations, loss or damage to our customer data delivery systems, and increased costs to prevent, respond to or mitigate cybersecurity events.
Our failure to comply with the Foreign Corrupt Practices Act (“FCPA”) would have a negative impact on our ongoing operations.
We entered into settlements with the U.S. Department of Justice (“DOJ”) and the SEC in April 2007 relating to violations of the FCPA by the Company. Our ability to comply with the FCPA is dependent on the success of our ongoing compliance program, including our ability to continue to manage our agents and business partners, and supervise, train and retain competent employees. Our compliance program is also dependent on the efforts of our employees to comply with applicable law and the Baker Hughes Business Code of Conduct. We could be subject to sanctions and civil and criminal prosecution as well as fines and penalties in the event of a finding of an additional violation of the FCPA by us or any of our employees.
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
International developments focused on restricting the emission of carbon dioxide and other gases include the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol” (an internationally applied protocol, which has been ratified in Canada) and the European Union’s Emission Trading System. The Carbon Reduction Commitment in the United Kingdom (“U.K.”) is the first cap and trade scheme to affect Baker Hughes’ facilities. Domestic cap and trade programs include the Regional Greenhouse Gas Initiative in the northeastern U.S. and the Western Regional Climate Action Initiative in the western U.S.
Current or future legislation, regulations and developments may curtail production and demand for hydrocarbons such as oil and natural gas in areas of the world where our customers operate and thus adversely affect future demand for our services, which may in turn adversely affect future results of operations.
Demand for pressure pumping services could be reduced or eliminated by governmental regulation or a change in the law.
Some federal, state and foreign governmental bodies have adopted laws and regulations or are considering legislative and regulatory proposals that, if signed into law, would among other things require the public disclosure of chemicals used in hydraulic fracturing operations and would subject hydraulic fracturing to more stringent regulation with respect to, for example, construction standards for wells intended for hydraulic fracturing, certifications concerning the conduct of hydraulic fracturing operations, management of flowback waters from hydraulic fracturing operations, or other measures intended to prevent operational hazards. Such federal, state or foreign legislation and/or regulations could impair our operations, increase our operating costs, and/or greatly reduce or eliminate demand for the Company’s pressure pumping services. The EPA and other governmental bodies are studying hydraulic fracturing operations. Government actions relating to the development of unconventional oil and natural gas resources may impede the development of these resources by our customers, delaying or reducing the demand for our services. We are unable to predict whether the proposed changes in laws or regulations or any other governmental proposals or responses will ultimately occur, and accordingly, we are unable to assess the potential financial or operational impact they may have on our business.
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
Over one-half of the Company’s revenue and profit before tax are attributable to North America.
During the year ended December 31, 2012, over one-half of our revenue and profit before tax were attributable to North America. In North America, a decrease in demand for energy or in oil and natural gas exploration and production, or an increase in competition could result in a significant adverse effect on our operating results.
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

North America:	Houston, Pasadena, Tomball, and The Woodlands, Texas; Barnsdall, Broken Arrow, Claremore, Tulsa and Sand Springs, Oklahoma; Bossier City, Broussard, and Lafayette, Louisiana.
Latin America:	Maracaibo, Venezuela; Macae (Rio de Janeiro), Brazil.
Europe/Africa/Russia Caspian:	Aberdeen, Scotland; Liverpool, England; Celle, Germany; Tananger, Norway; Port Harcourt, Nigeria.
Middle East/Asia Pacific:	Dubai, United Arab Emirates; Dhahran, Saudi Arabia; Singapore, Singapore; Chonburi, Thailand.
Principal properties for the Industrial Services and Other segment include locations in Houston, Texas and Barnsdall, Oklahoma.
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
ITEM 3. LEGAL PROCEEDINGS
The information with respect to Item 3. Legal Proceedings is contained in Note 11 of the Notes to Consolidated Financial Statements in Item 8 herein.

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
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock, $1.00 par value per share, is principally traded on the New York Stock Exchange. Our common stock is also traded on the SWX Swiss Exchange. As of February 4, 2013, there were approximately 188,800 stockholders and approximately 10,800 stockholders of record.
For information regarding quarterly high and low sales prices on the New York Stock Exchange for our common stock during the two years ended December 31, 2012, and information regarding dividends declared on our common stock during the two years ended December 31, 2012, see Note 14 of the Notes to Consolidated Financial Statements in Item 8 herein.
The following table contains information about our purchases of equity securities during the fourth quarter of 2012.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Average Price Paid Per Share (2)	Total Number of Shares Purchased in the Aggregate	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (3)
October 1-31, 2012	3,268	$44.73	—	$—	3,268	$—
November 1-30, 2012	553	41.91	—	—	553	—
December 1-31, 2012	—	—	—	—	—	—
Total	3,821	$44.32	—	$—	3,821	$1,197,127,803

(1)
Represents shares purchased from employees to pay the option exercise price related to stock-for-stock exchanges in option exercises or to satisfy the tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock units.

(2)	There were no share repurchases during the fourth quarter of 2012 as part of a publicly announced program.

(3)
Our Board of Directors has authorized a program to repurchase our common stock from time to time. During the fourth quarter of 2012, we did not repurchase any shares of our common stock under the program. We had authorization remaining to repurchase up to a total of $1,197 million of our common stock.

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
Comparison of Five-Year Cumulative Total Return *
Baker Hughes Incorporated; S&P 500 Index and S&P 500 Oil and Gas Equipment and Services Index

	2007	2008	2009	2010	2011	2012
Baker Hughes	$100.00	$39.96	$51.28	$73.37	$63.08	$53.73
S&P 500 Index	100.00	63.06	79.70	91.68	93.63	108.55
S&P 500 Oil and Gas Equipment and Services Index	100.00	40.83	65.41	91.07	80.49	80.52
* Total return assumes reinvestment of dividends on a quarterly basis.
The comparison of total return on investment (change in year-end stock price plus reinvested dividends) assumes that $100 was invested on December 31, 2007 in Baker Hughes common stock, the S&P 500 Index and the S&P 500 Oil and Gas Equipment and Services Index.
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

	Year Ended December 31,
(In millions, except per share amounts)	2012 (1)	2011 (1)	2010 (1)	2009	2008
Revenue	$21,361	$19,831	$14,414	$9,664	$11,864
Operating income (2)	2,192	2,600	1,417	732	2,376
Non-operating expense, net	(210)	(261)	(135)	(121)	(57)
Income before income taxes	1,982	2,339	1,282	611	2,319
Income taxes (3)	(665)	(596)	(463)	(190)	(684)
Net income	1,317	1,743	819	421	1,635
Net (income) loss attributable to noncontrolling interests	(6)	(4)	(7)	—	—
Net income attributable to Baker Hughes	$1,311	$1,739	$812	$421	$1,635
Per share of common stock:
Net income attributable to Baker Hughes:
Basic	$2.98	$3.99	$2.06	$1.36	$5.32
Diluted	2.97	3.97	2.06	1.36	5.30
Dividends	0.60	0.60	0.60	0.60	0.56
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$1,015	$1,050	$1,706	$1,595	$1,955
Working capital (current assets minus current liabilities)	6,293	6,295	5,568	4,612	4,634
Total assets	26,689	24,847	22,986	11,439	11,861
Long-term debt	3,837	3,845	3,554	1,785	1,775
Total equity	17,268	15,964	14,286	7,284	6,807
Notes To Selected Financial Data

(1)	We acquired BJ Services on April 28, 2010, and accordingly, the financial results of BJ Services are included only from the date of acquisition.

(2)
Operating income for 2011 includes a charge of $315 million before-tax ($220 million net of tax), the majority of which relates to the impairment associated with the decision to minimize the use of the BJ Services trade name. For further discussion, see Note 7 of the Notes to Consolidated Financial Statements in Item 8 herein.

(3)
Income taxes for 2011 include a tax benefit of $214 million associated with the reorganization of certain foreign subsidiaries. For further discussion, see Note 3 of the Notes to Consolidated Financial Statements in Item 8 herein.

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
EXECUTIVE SUMMARY
Baker Hughes is a leading supplier of oilfield services, products, technology and systems to the worldwide oil and natural gas industry. We provide products and services for:

•	drilling and evaluation of oil and natural gas wells;

•	completion and production of oil and natural gas wells; and

•	other businesses, including downstream refining, and process and pipeline services.
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
For 2012, we generated revenue of $21.36 billion, an increase of $1.53 billion or 8% compared to 2011. North America oilfield revenue for 2012 was $10.84 billion, an increase of 5% compared to 2011. Oilfield revenue outside of North America was $9.30 billion, an increase of 11% compared to 2011. Industrial Services and Other revenue was $1.22 billion, an increase of 7% compared to 2011. These increases are primarily due to increases in activity for our product lines outside of pressure pumping in North America, driven by oil-directed drilling mainly in unconventional reservoirs, activity improvements in the Gulf of Mexico, and increased activity in our international markets, particularly the Middle East, Latin America and Africa.
Net income attributable to Baker Hughes was $1.31 billion for 2012 compared to $1.74 billion for 2011. Profitability in North America was adversely impacted by the volatility experienced within our pressure pumping product line related to both pricing pressure, as a result of the increasing supply of pressure pumping capacity in the market, and increased personnel and raw material costs. Our other product lines in the U.S., particularly drilling services, upstream chemicals, artificial lift and completions, experienced increased demand in 2012. International profitability increased in 2012 compared to 2011, driven primarily by the activity increases described above in the Middle East and Africa as well improved profitability in Europe and Russia Caspian.
As of December 31, 2012, Baker Hughes had approximately 58,800 employees compared to approximately 57,700 employees as of December 31, 2011.
BUSINESS ENVIRONMENT
In North America, customer spending decreased in 2012 compared to 2011, resulting in a 1% decrease in the North America rig count. Natural gas-directed drilling activity decreased 36% in 2012 compared to 2011 as a warm winter and increased production in unconventional natural gas shale basins contributed to high natural gas working inventories and ultimately lower commodity prices. This was largely offset by a 28% increase in oil-directed drilling in 2012 compared to 2011, as high oil prices during the year supported increased rig activity. In the U.S., customer spending in the natural gas shale basins declined throughout 2012 due to low natural gas prices, resulting in a 37% reduction in natural gas-directed rig activity in 2012 compared to 2011. This was offset by a 38% increase in oil-directed rig activity for the same time period. In Canada, low natural gas prices and high oil price differentials primarily due to constrained refinery and pipeline capacity resulted in reduced customer spending. These issues ultimately resulted in a 13% reduction in Canadian rig activity in 2012 compared to 2011.

Outside of North America, customer spending is most heavily influenced by Brent oil prices. On average, Brent oil prices were flat in 2012 compared to 2011. During 2012, upward pricing pressure resulting from geopolitical tensions in the Middle East was offset by weak European demand caused by Europe's economic downturn, uncertainty regarding future economic growth in China and increasing global oil supplies. Despite overall flat oil prices, our customers’ activity and spending levels increased moderately in 2012 compared to 2011. Due to the long-term planning cycles associated with many international projects, customers do not tend to react to short-term movements in oil prices. As a result, the international rig count grew by 6% in 2012 compared to 2011, with the largest gains seen in the Middle East and Africa. Excluding Iraq, which Baker Hughes resumed publishing in June 2012, the international rig count grew by 2%.
Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	2012	2011	2010
Brent oil prices ($/Bbl) (1)	$111.96	$111.05	$79.73
WTI oil prices ($/Bbl) (2)	94.12	95.08	79.51
Natural gas prices ($/mmBtu) (3)	2.76	3.99	4.37

(1)	Bloomberg Dated Brent (“Brent”)

(2)	Bloomberg West Texas Intermediate (“WTI”) Cushing Crude Oil Spot Price

(3)	Bloomberg Henry Hub Natural Gas Spot Price
Brent oil prices averaged $111.96/Bbl in 2012. Brent oil prices fluctuated throughout the year, with the highest prices being seen in the first quarter as geopolitical disputes in the Middle East and Africa reduced output and threatened future production. Prices fell sharply in May and June as global oil supplies rose and economic concerns increased in Europe and China. Brent oil prices rebounded in July back above $100/Bbl, where they remained for the rest of the year, as geopolitical tensions increased in the Middle East. Overall, prices ranged from a high of $126.65/Bbl in February 2012 to a low of $88.74/Bbl in June 2012. The International Energy Agency (“IEA”) estimated in its January 2013 Oil Market Report that worldwide demand would increase 0.9 million barrels per day, or 1%, to 90.8 million barrels per day in 2013, up from 89.9 million barrels per day in 2012.
WTI oil prices averaged $94.12/Bbl in 2012. Similar to Brent oil prices, WTI oil prices fluctuated throughout the year, with the highest prices being recorded early in the year, followed by a steep decline mid-year. Prices later rebounded in the third quarter. Overall, WTI oil prices ranged from a high of $109.49/Bbl in February 2012 to a low of $77.69/Bbl in June 2012.
In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, averaged $2.76/mmBtu in 2012. Natural gas prices, which declined sharply in late 2011, remained low throughout much of 2012 due to strong natural gas production levels, particularly in the unconventional natural gas shale plays in North America. Natural gas prices declined throughout the first quarter and bottomed early in the second quarter following a mild winter across much of the U.S. and Canada. Prices later increased due to a hotter than normal summer and colder than normal fall in the key consuming areas of the U.S. However, prices started to fall in December as temperatures were warmer than normal, and natural gas storage injections remained high despite a 13 year low in the U.S. natural gas rig count. Overall, natural gas prices ranged from a low of $1.84/mmBtu in April 2012 to a high of $3.77/mmBtu in November 2012. According to the U.S. Department of Energy (“DOE”), working natural gas in storage at the end of 2012 was 3,517 Bcf, which was 1% or 45 Bcf above the corresponding week in 2011.
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
The rig counts are summarized in the table below as averages for each of the periods indicated.

	2012	2011	2010
U.S. - land and inland waters	1,871	1,846	1,514
U.S. - offshore	47	32	31
Canada	364	418	348
North America	2,282	2,296	1,893
Latin America	423	424	383
North Sea	40	38	43
Continental Europe	79	80	51
Africa	96	78	83
Middle East	356	291	265
Asia Pacific	241	256	269
Outside North America	1,235	1,167	1,094
Worldwide	3,517	3,463	2,987
2012 Compared to 2011
The rig count in North America decreased 1% in 2012 compared to 2011 as natural gas-directed rig counts declined 36%, largely offset by an increase in oil-directed rig counts of 28%. The natural gas-directed rig count reflected a 37% decrease in the U.S. and a 27% decrease in Canada. The oil-directed rig count increased 38% in the U.S., but was slightly offset by a 6% decrease in Canada. Natural gas-directed drilling was negatively impacted by the continued weakness in North America natural gas prices which discouraged new investment in natural gas fields. The growth in oil-directed drilling in the U.S. was primarily a result of strong oil prices and the industry’s ability to apply drilling and completion techniques to unconventional oil reservoirs that were originally applied to similar natural gas reservoirs. In Canada, many operators curtailed their drilling plans in the second half of 2012 due to reduced cash flows from natural gas activities and high oil price differentials as compared to WTI. Overall, Canada rig counts declined 13% in 2012 compared to 2011.
Outside North America, the rig count increased 6% in 2012 compared to 2011. Starting June 2012, the Middle East rig count included Iraq. Excluding Iraq, which had an average of 43 rigs in 2012, the international rig count increased 2%. The rig count in Latin America was relatively flat as increased rig activity in Mexico and Ecuador was offset by reductions in Colombia and Venezuela. The rig count in Europe was also flat, with gains in the North Sea due to higher activity in the U.K. offset by reductions in Continental Europe. In Africa, the rig count increased primarily due to the resumption of drilling activities in Libya, as well as higher activity in Algeria. The rig count increased in the Middle East due to higher activity in Saudi Arabia, Oman and Abu Dhabi, as well as the inclusion of Iraq. In Asia Pacific, the rig count decreased as a result of decreased activity in Indonesia and offshore China, partially offset by increased activity in Malaysia and Australia.

RESULTS OF OPERATIONS
The discussions below relating to significant line items from our consolidated statements of income are based on available information and represent our analysis of significant changes or events that impact the comparability of reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where possible and practical, have quantified the impact of such items. In addition, the discussions below for revenue and cost of revenue are on a total basis as the business drivers for the individual components of product sales and services are similar. All dollar amounts in tabulations in this section are in millions of dollars, unless otherwise stated.
We conduct our business through operating segments that are aligned with our geographic regions, which have been aggregated into five reportable segments. Prior to 2012, our reservoir development services business (“RDS”), consisting of consulting services provided to third parties and internal support to our oilfield operations, was included within the Industrial Services and Other segment. In the first quarter of 2012, we changed our reporting structure to include RDS within our four oilfield geographic segments, and accordingly, all prior period segment disclosures for revenue and profit before tax have been reclassified. The impact of these changes to the Industrial Services and Other segment was to reduce revenue by $108 million and $92 million for the year ended December 31, 2011 and 2010, respectively; and increase profit before tax by $42 million and $28 million for the year ended December 31, 2011 and 2010, respectively.
Revenue and Profit Before Tax
The performance of our segments is evaluated based on profit before tax, which is defined as income before income taxes and before the following: net interest expense, corporate expenses, and certain gains and losses not allocated to the segments.
2012 Compared to 2011

	Year Ended December 31,
	2012	2011	$ Change	% Change
Revenue:
North America	$10,836	$10,279	$557	5%
Latin America	2,399	2,190	209	10%
Europe/Africa/Russia Caspian	3,634	3,372	262	8%
Middle East/Asia Pacific	3,275	2,852	423	15%
Industrial Services and Other	1,217	1,138	79	7%
Total	$21,361	$19,831	$1,530	8%
	Year Ended December 31,
	2012	2011	$ Change	% Change
Profit Before Tax:
North America	$1,268	$1,908	$(640)	(34)%
Latin America	197	223	(26)	(12)%
Europe/Africa/Russia Caspian	586	336	250	74%
Middle East/Asia Pacific	313	310	3	1%
Industrial Services and Other	131	95	36	38%
Total Operations	2,495	2,872	(377)	(13)%
Corporate and Other	(513)	(533)	20	(4)%
Total	$1,982	$2,339	$(357)	(15)%

Revenue for 2012 increased $1.53 billion, or 8%, compared to 2011, with growth coming from all operating segments. Revenue growth in North America was driven by increased demand in the U.S. for product lines other than pressure pumping and increased activity in deepwater drilling in the Gulf of Mexico. International revenue increased primarily as a result of increased activity in the Middle East, Latin America and Africa.
Profit before tax from operations for 2012 decreased $377 million, or 13%, compared to 2011. Despite the increase in revenue, our profit before tax was significantly impacted by reduced prices, increased raw material expenses and higher personnel costs in our pressure pumping product line in North America. Additional provisions for doubtful accounts in Latin America and high operating costs and third party expenses related to new integrated operations contracts in the Middle East impacted profits in the Latin America and Middle East/Asia Pacific (“MEAP”) segments. The Europe/Africa/Russia Caspian (“EARC”) segment experienced improved profitability driven by increased activity throughout the entire geographic region as well as improved market conditions in Africa. In 2012, we incurred a charge of $43 million before-tax related to the impairment of certain information technology assets primarily associated with internally developed software and other assets, and a charge of $20 million before-tax related to the closure of a chemical manufacturing facility in the U.K. As our information technology and supply chain organizations support our global operations, these charges have been allocated to all segments. In 2011, profit before tax includes a charge of $315 million related to the impairment of trade names. For further discussion of the trade name impairments see Note 7. Goodwill and Intangible Assets. The amount of the trade name impairment charge recorded by segment was as follows: North America - $105 million; Latin America - $64 million; Europe/Africa/Russia Caspian - $48 million; Middle East/Asia Pacific - $47 million; and Industrial Services and Other - $51 million.
North America
North America revenue increased 5% in 2012 compared to 2011, despite rig counts declining 1%. The primary catalysts for the revenue growth in North America include sustained high oil prices during 2012 compared to historical prices and new innovative technologies for drilling and completion systems and wireline services that have resulted in increased revenue, particularly in the unconventional reservoirs in U.S. Land and deepwater of the Gulf of Mexico. Additionally, the continuing shift of drilling activities from the natural gas-directed unconventional reservoirs to the oil-directed reservoirs in U.S. Land resulted in significant increases in activity particularly for our production product lines, artificial lift and upstream chemicals. In the Gulf of Mexico, revenue increased 32% in 2012 compared to 2011 as rig counts increased 47%, driven primarily by increased deepwater activity. These increases in revenue were offset by reduced demand and pricing in our pressure pumping product line in the U.S. and Canada primarily due to an oversupply of pressure pumping capacity in the industry. Additionally, as a result of reduced customer spending in Canada, oil-directed rig counts decreased 6% and natural gas-directed rig counts were down 27% compared to 2011. Overall, this resulted in a 10% reduction in our Canadian revenue during 2012 compared to 2011.
North America profit before tax was $1.27 billion in 2012, a decrease of $640 million, or 34%, compared to 2011. Despite higher revenue, profits in U.S. Land and Canada were impacted significantly by decreased fleet utilization and lower pricing, higher personnel costs, increased costs for critical raw materials, and higher depreciation expenses primarily in our pressure pumping product line. Profit before tax in Canada was further impacted by the reduced customer spending. These reductions were partially offset by increased activity by our U.S. Land product lines other than pressure pumping and improved profits in the Gulf of Mexico, where both revenue and profit margins have returned to pre-moratorium levels as activity has increased substantially. During 2012, deepwater drilling activity increased significantly compared to shelf drilling activity. The shift from shelf activity to deepwater activity led to a favorable change in sales mix to products and services with higher margins. The improved margins in drilling and wireline services in the deepwater resulted in a significant increase in profits in the Gulf of Mexico during 2012 compared to 2011. North America profit before tax in 2012 was negatively impacted by a $33 million charge associated with the information technology expenses and the facility closure, while 2011 profit before tax was impacted by the trade name impairment charge discussed previously.
Latin America
Latin America revenue increased 10% in 2012 compared to 2011. The primary driver was higher activity benefiting our drilling services, artificial lift, completion systems and pressure pumping product lines in Brazil and the Andean region, improved pricing and increased activity in the pressure pumping product line in Argentina and higher land activity in Mexico.
Latin America profit before tax decreased 12% in 2012 compared to 2011. Despite the increase in revenue, profits were negatively impacted by an increase of $85 million in our allowance for doubtful accounts and higher personnel costs. Latin America profit before tax in 2012 was also negatively impacted by a $7 million charge associated with the information technology expenses and the facility closure, while 2011 profit before tax was impacted by the trade name impairment charge discussed previously.
In February 2013, Venezuela's currency was devalued from the prior exchange rate of 4.3 Bolivars Fuertes per U.S. Dollar to 6.3 Bolivars Fuertes per U.S. Dollar to apply to our local currency denominated balances and transactions. We estimate the impact of this devaluation to be a loss of approximately $25 million, which will be recorded in the first quarter of 2013. Going forward, although this devaluation will result in a reduction in the U.S. Dollar reported amount of local currency denominated revenues and expenses, we do not believe the impact will be material to our consolidated financial statements.
Europe/Africa/Russia Caspian
EARC revenue increased 8% in 2012 compared to 2011. Strong growth was seen in Africa, particularly with drilling systems in Mozambique and Nigeria, completion systems in Nigeria and Angola, wireline services in Nigeria, Uganda and Angola and resumed operations in Libya. Revenue increases in Africa were augmented by increases in our Europe region due primarily to increased wireline services activity in Norway, the U.K. and Eastern Mediterranean as well as increased drilling fluids activity in the U.K. and Eastern Mediterranean. Revenue also increased in Russia, with sizable growth in our artificial lift, drilling services and drilling fluids product lines.
EARC profit before tax increased 74% in 2012 compared to 2011. A favorable change in sales mix in Russia and Sub Sahara Africa, particularly in Uganda and Angola, as well as increased activity in Mozambique, Nigeria and Libya contributed to improved margins and increased profitability. The activity gains in Europe further increased profitability for 2012. EARC profit before tax in 2012 was negatively impacted by a $11 million charge associated with the information technology expenses and the facility closure. In 2011, EARC profit before tax was negatively impacted by a $70 million charge associated with the cessation of operations due to civil unrest in Libya in addition to the trade name impairment charge discussed previously.
Middle East/Asia Pacific
MEAP revenue increased 15% in 2012 compared to 2011. The increase in this segment was attributable to significant growth for our completions systems, drilling services and drilling fluids product lines in Saudi Arabia, as well as new integrated operations contracts and increased wireline services and upstream chemicals activity in Iraq. In Asia Pacific, increased activity, particularly for completions systems in Australia and pressure pumping in Malaysia and Thailand, was partially offset by reduced activity for pressure pumping and drilling fluids in India.
MEAP profit before tax remained relatively flat in 2012 compared to 2011. While revenue increased, profit before tax was impacted by high operating and third party costs associated with the new integrated operations activities in Iraq and increased personnel costs. In 2012, MEAP profit before tax was also negatively impacted by a $10 million charge associated with the information technology expenses and the facility closure, while 2011 profit before tax was impacted by the trade name impairment charge discussed previously.
Industrial Services and Other
For Industrial Services and Other, revenue increased 7% and profit before tax increased 38% in 2012 compared to 2011. The increase in revenue was primarily driven by increased demand for our process and pipeline business and downstream chemical products in North America. The increase in profit before tax in 2012 compared to 2011 is mainly attributable to the $51 million trade name impairment charge recorded in 2011, which did not recur in 2012. Industrial Services and Other profit before tax in 2012 was negatively impacted by a $2 million charge associated with the information technology expenses and the facility closure.

2011 Compared to 2010

	Year Ended December 31,
	2011	2010	$ Change	% Change
Revenue:
North America	$10,279	$6,642	$3,637	55%
Latin America	2,190	1,576	614	39%
Europe/Africa/Russia Caspian	3,372	3,050	322	11%
Middle East/Asia Pacific	2,852	2,267	585	26%
Industrial Services and Other	1,138	879	259	29%
Total	$19,831	$14,414	$5,417	38%
	Year Ended December 31,
	2011	2010	$ Change	% Change
Profit Before Tax:
North America	$1,908	$1,146	$762	66%
Latin America	223	74	149	201%
Europe/Africa/Russia Caspian	336	257	79	31%
Middle East/Asia Pacific	310	169	141	83%
Industrial Services and Other	95	127	(32)	(25)%
Total Operations	2,872	1,773	1,099	62%
Corporate and Other	(533)	(491)	(42)	9%
Total	$2,339	$1,282	$1,057	82%
Revenue for 2011 increased $5.42 billion or 38% compared to 2010. The primary drivers of the change included increased activity and improved pricing in the U.S. Land and Canada markets and to a lesser extent, increased activity in our international segments. We acquired BJ Services in April of 2010, and the financial results of its operations since the acquisition date are included in each of the five reportable segments. The increase in revenue is also due to the acquisition of BJ Services.
Profit before tax from operations for 2011 increased $1.10 billion or 62% compared to 2010. The primary driver of this increase was the growth in revenue from all areas, but in particular in the North America segment where increased service intensity in the unconventional markets has led to increased efficiency, utilization, and pricing improvement. Additionally, profit before tax also benefited from worldwide cost management initiatives and improved absorption of manufacturing and other overhead costs. The increase is also due to the acquisition of BJ Services. The increase in profit before tax was partially offset by the impairment of certain trade names.
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
North America profit before tax was $1.91 billion in 2011, an increase of $762 million, or 66%, compared to 2010. The higher revenue for this segment, driven by activity and pricing, was the primary reason for this increase in profitability. Other drivers of the increase included improved tool utilization and improved absorption of manufacturing and other overhead. This improvement was offset by a decline in the fourth quarter of 2011 in the profitability of our pressure pumping services where we incurred increased costs related to shortages of raw materials, logistical inefficiencies and higher labor costs. Although there is positive progress in the Gulf of Mexico, the pace of re-permitting has not enabled activity to return to pre-moratorium levels. North America profit before tax was negatively impacted by a $105 million charge associated with the impairment of trade names.
Latin America
Latin America revenue increased 39% in 2011 compared to 2010. The primary drivers of the increase were the acceleration of activity benefiting our drilling fluids and artificial lift product lines in the Andean area as well as robust deep water growth through the use of our drilling services in Brazil, and to a lesser extent, modest pricing improvements.
Latin America profit before tax increased 201% in 2011 compared to 2010. While increased revenue was a contributor to the increased profitability, the primary factors included cost containment initiatives, which improved overhead cost absorption, as well as meaningful operational improvements to lower our internal operating costs, a favorable change in the mix of the products and services sold to higher margin activity, and the completion of certain low margin contracts in early 2011. Latin America profit before tax was negatively impacted by a $64 million charge associated with the impairment of trade names.
Europe/Africa/Russia Caspian
EARC revenue increased 11% in 2011 compared to 2010. The primary drivers of the increase were sales of completion tools and drilling fluids in Norway; increased drilling services activity in the Eastern Mediterranean; modestly improving market conditions across Europe and Russia and higher drilling fluids, wireline services and drilling services activities in Nigeria. These increases were partially offset by the impact of decreased sales in Libya where our operations ceased during the second quarter of 2011 as a result of the civil unrest with minimal operational activity resuming during the remainder of the year.
EARC profit before tax increased 31% in 2011 compared to 2010 primarily as a result of our increased focus on cost management initiatives and operating efficiencies. In addition, profitability improved as a result of increased activity and more favorable sales mix toward products and services with higher margins. EARC profit before tax was negatively impacted by a $70 million charge associated with increasing the allowance for doubtful accounts and reserves for inventory and certain other assets as a result of the civil unrest in Libya and by a $48 million charge associated with the impairment of trade names.
Middle East/Asia Pacific
MEAP revenue increased 26% in 2011 compared to 2010. The increase in this segment was attributable to higher activity in directional drilling and artificial lift systems in Saudi Arabia, as well as significant revenue gains in Kuwait, Iraq and Southeast Asia on production enhancement activity. Additionally, wireline and completions activity increased in Southeast Asia.
MEAP profit before tax increased 83% in 2011 compared to 2010 primarily as a result of our increased focus on cost management initiatives and operating efficiencies. In addition, profitability improved as a result of increased activity and more favorable sales mix, partially offset by costs for start-up activities in Iraq and elsewhere. MEAP profit before tax was negatively impacted by a $47 million charge associated with the impairment of trade names.
Industrial Services and Other
Industrial Services and Other revenue increased 29% in 2011 compared to 2010. Industrial Services and Other profit before tax decreased 25% in 2011 compared to 2010 primarily driven by a $51 million charge associated with the impairment of trade names and from an overall increase in cost of goods and services sold. This was partially offset by increased revenue and related profitability.

Costs and Expenses
The table below details certain consolidated statement of income data and their percentage of revenue.

	2012		2011		2010
	$	%	$	%	$	%
Revenue	$21,361	100%	$19,831	100%	$14,414	100%
Cost of revenue	17,356	81%	15,264	77%	11,184	78%
Research and engineering	497	2%	462	2%	429	3%
Marketing, general and administrative	1,316	6%	1,190	6%	1,250	9%
Cost of Revenue
Cost of revenue as a percentage of revenue was 81% and 77% for 2012 and 2011, respectively. The increase in cost of revenue as a percentage of revenue was due primarily to lower pricing and higher costs with respect to our pressure pumping product line in North America, start-up and third party costs associated with the new integrated operations activities in Iraq, as well as increased amortization expense. In 2012, we recorded charges totaling $85 million to increase our allowance for doubtful accounts in Latin America and a charge of $20 million related to the closure of a chemical manufacturing facility as part of our supply chain cost saving initiative.
Cost of revenue as a percentage of revenue was 77% and 78% for 2011 and 2010, respectively. The slight decrease was due primarily to improved pricing in North America coupled with improved operational efficiency and cost management initiatives implemented globally, which was offset by higher raw material, logistics and labor costs. In addition, cost of revenue was impacted by a $70 million charge in Libya where our operations ceased during the second quarter of 2011 with minimal operational activity resuming during the remainder of the year.
Research and Engineering
Research and engineering expenses increased 8% in both 2012 and 2011 when compared to the corresponding previous year. The increase in research and engineering expenses was driven by the ramp-up of activity and staffing at our technology centers in Brazil and Saudi Arabia, which opened in the fourth quarter of 2011. Additionally, research and engineering expenses were impacted by increasing material costs and higher material usage related to research and development activities. We continue to be committed to developing and commercializing new technologies as well as investing in our core product offering.
Marketing, General and Administrative
Marketing, general and administrative (“MG&A”) expenses increased 11% in 2012 compared to 2011. The increase in MG&A expenses was primarily due to a charge of $43 million related to the impairment of certain information technology assets primarily associated with internally developed software and other assets. In addition to these costs, the increase in MG&A expenses resulted from ongoing activities to further improve productivity and efficiency through the coordination and integration of our worldwide operations, including software implementations and enhancements, partially offset by decreased personnel costs.
MG&A expenses decreased 5% in 2011 compared to 2010. The decrease in expenses resulted from cost reduction and management measures implemented in the latter half of 2010 and synergies we realized through the continued integration of BJ Services into our operations.
Impairment of Trade Names
In 2011, we recognized a charge of $315 million related to the impairment of certain trade names, the majority of which related to the BJ Services trade name. The impairment of the BJ Services trade name was due to the decision to minimize the use of the BJ Services trade name as part of our overall branding strategy for Baker Hughes.

Interest Expense, net
Interest expense, net of interest income, decreased $11 million in 2012 compared to 2011. The decrease was primarily due to the repayment of our 5.75% notes in the second quarter of 2011, the early extinguishment in the third quarter of 2011 of our 6.5% senior notes due in November 2013 and the increase in capitalized interest in 2012 associated with the increase in our capital expenditures. The decrease in interest expense was partially offset by the issuance of $750 million 3.2% senior notes in August 2011, the inception of two capital leases in the second and third quarters of 2011 for pumping vessels and increased borrowings under our commercial paper program in 2012.
Interest expense, net of interest income, increased $80 million in 2011 compared to 2010. The increase was primarily due to the assumption of $500 million of debt associated with the acquisition of BJ Services in April 2010, issuance of $1.5 billion of debt in August 2010 and the issuance of $750 million of debt in August 2011. The increase in interest expense was partially offset by the repayment of $250 million of debt and the early extinguishment of $500 million of debt in the second and third quarters of 2011, respectively.
Loss on Early Extinguishment of Debt
In 2011, we redeemed in full $500 million of debt maturing November 2013 and paid a redemption premium of $63 million. The redemption resulted in a pre-tax loss of $40 million on the early extinguishment of debt, which included the redemption premium and the write off of the remaining original debt issuance costs and debt discount, partially offset by the $25 million gain from the termination of two related interest rate swap agreements.
Income Taxes
Total income tax expense was $665 million, $596 million and $463 million for 2012, 2011 and 2010, respectively. Income tax expense in 2011 includes a $214 million tax benefit associated with the reorganization of certain foreign subsidiaries. Excluding the impact of the reorganization in 2011, our effective tax rate on operating profits in 2012, 2011, and 2010 was 33.6%, 34.6% and 36.1%, respectively. The 2012 effective tax rate is lower than the U.S. statutory income tax rate of 35% due to lower rates of tax on certain international operations and adjustments to prior years' tax positions partially offset by state income taxes. The 2011 effective tax rate is lower than the U.S. statutory income tax rate of 35% due to lower rates of tax on certain international operations partially offset by state income taxes. The 2010 effective tax rate was higher than the U.S. statutory income tax rate of 35% due to higher rates of tax on certain international operations and state income taxes partially offset by tax benefits arising from the repatriation of foreign earnings.
On January 2, 2013, the retroactive extension of the research and development credit and other favorable tax benefits were enacted as part of the American Taxpayer Relief Act of 2012. We are currently evaluating the financial impact of this legislation. We expect to record a discrete benefit in the first quarter of 2013 for the 2012 full year impact, and we expect to record the 2013 benefit throughout the year 2013 as a decrease in the annual effective tax rate.
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
The primary drivers expected to impact the 2013 business environment include the following:

•
Worldwide Economic Growth - In general there is a strong linkage between overall economic activity, growth and the demand for hydrocarbons. The outlook for 2013 is one of gradual strengthening of economic activity amidst ongoing concerns fueled by sovereign debt issues in Europe, a slowdown in the Chinese economy, and the moderate rate of the economic growth in the U.S. The European sovereign debt crisis and the reduction in economic activity have impacted the economies of major exporters, including the U.S. and China. Although steps have been taken by governments to resolve this issue, the crisis in the Euro area remains a threat to the global economic outlook. China's rapid economic growth and industrialization has been a major factor in driving up world-wide economic growth since the recession of 2008/2009. While China's growth rate slowed down sharply in 2012, activity is expected to pick up in 2013 in response to measures supporting domestic demand. In the U.S., there has been a slow recovery from the recession of 2008/2009 as the economy continues to deal with the effects of the financial crisis, and the expectation is for only modest economic growth in the U.S. throughout 2013. However, this growth may be hampered by weakness or further deterioration of the global economy, particularly in China and Europe.

•
Demand for Hydrocarbons - In its January 2013 Oil Market Report, the IEA said that it expects global demand for oil to increase 0.9 million barrels per day in 2013. This expected increase in demand for oil, mainly driven by countries outside the OECD, should support higher expenditures within the oil and gas sector. In addition, natural gas is an increasingly important hydrocarbon to meet the world's energy needs. In its January 2013 Short-Term Energy Outlook, the EIA stated that U.S. natural gas demand would be 69.7 billion cubic feet per day in 2013, which is unchanged from 2012.

•
Oil Production - The EIA January 2013 Short-Term Energy Outlook projects non-OPEC production to increase by 1.4 million barrels per day in 2013 over 2012. This increase is largely due to continued production growth from U.S. tight oil formations and Canadian oil sands, fostered by sustained higher oil prices. Global OPEC surplus capacity, overwhelmingly concentrated in Saudi Arabia, is anticipated to increase from approximately 0.8 million barrels per day to 3.1 million barrels per day in 2013. At the same time, OPEC production is anticipated to fall by 0.6 million barrels per day in 2013 to approximately 30 million barrels per day. While significant investments are expected to be required to support increases in production capacity, price volatility driven by global economic and geopolitical uncertainties may lead to delays in operator investment decisions across the rest of the world.

•
Natural Gas Production - Worldwide natural gas production continues to grow. Despite this overall trend, low natural gas prices in North America have resulted in a reduction in the natural gas-directed rig and completion activity in this region. This began to impact North America natural gas production in 2012, resulting in a gradual increase in Henry Hub spot gas prices in the second half of 2012, but a relatively mild winter season in key consuming regions in the U.S. has pressured natural gas prices downward since November 2012. Overall, worldwide natural gas production will, however, tend to be more stable as high natural gas prices in places such as Europe and Asia encourage sustained global growth of natural gas production. In addition, the announced shift away from nuclear power generation by several countries and the development of natural gas projects in the OECD outside North America is expected to further support natural gas prices.

•
Oil Prices - With WTI oil prices trading between $77.69/Bbl and $109.49/Bbl, and Brent trading between $88.74/Bbl and $126.65/Bbl during 2012, we believe most oil developments globally will continue to provide adequate returns to encourage incremental investment. New midstream infrastructure in the U.S. is expected during 2013 which should help to narrow the price gap between WTI and Brent. Based on oil supply forecasts and modest anticipated economic growth globally, we would expect oil prices to remain relatively strong throughout 2013 barring any major macro-economic events.

•
Natural Gas Prices - With natural gas prices trading between $1.84/mmBtu and $3.77/mmBtu during 2012, which are particularly low when compared to oil on a Btu equivalent basis, we believe that the economics of most dry natural gas-directed investments in North America have become marginal. This is primarily due to the abundant supplies available from the unconventional plays in North America, including natural gas produced in association with unconventional oil wells, which is expected to remain high in 2013. The EIA said in its January 2013 Short-term Energy Outlook that working natural gas inventories remain at near record high levels. The EIA, however, expects natural gas prices in North America to increase to an average of $3.74/mmBtu in 2013 as a result of the reduction in natural gas-directed drilling activity.
Activity and Spending Outlook for North America - Overall customer spending in North America is expected to increase in 2013 compared to 2012, but the average annual rig count is expected to remain close to the levels in the fourth quarter of 2012, in part reflecting improved efficiencies in drilling performance. The slowdown in the spending directly related to natural gas development has been largely offset by incremental investment to develop unconventional plays with crude oil and natural gas liquids content. In the unconventional dry gas plays, while investment declined throughout most of 2012 due to historically low natural gas pricing levels, the rig count for gas drilling stabilized in the fourth quarter of 2012 as gas prices have rebounded moderately. Overall service intensity has increased in North America during the year as customers are demanding key technologies, such as advanced directional drilling, more complex completion systems and pressure pumping to develop the unconventional plays with liquids content. Despite this increase in demand, however, pricing has declined in some basins, particularly for hydraulic fracturing where current pressure pumping capacity exceeds demand. This pricing pressure is expected to continue into early 2013. In the Gulf of Mexico, the active rig count has increased to near pre-moratorium levels. Activity on the continental shelf has been strong, and there has been a steady increase in the granting of new deepwater permits. It is expected that exploration drilling as well as completions and development activity in the Gulf of Mexico will continue to increase throughout 2013, with additional deepwater rigs being added. In Canada, overall rig activity in 2013 is expected to decline approximately 8% compared to 2012.
Activity and Spending Outlook Outside North America - International activity is driven primarily by the price of oil, which is currently high enough to provide attractive economic returns in almost every region and to support some major gas export projects. Customers are expected to increase spending to develop new resources and offset declines from existing developed reserves, increasingly relying on higher technology services to support exploration and production activities in deep water, heavy or viscous oils and tight reservoirs. Areas that are expected to see increased spending in 2013 include: the Middle East, in particular Iraq, including the Kurdistan province, and Saudi Arabia; and Latin America, with the largest growth expected in Mexico, Brazil and Colombia. Within Southeast Asia, there is an increased focus on exploring and developing indigenous oil and natural gas resources to meet rapid local demand growth rather than the historic role of meeting exports. In Africa, traditional growth areas such as Angola and Nigeria are being augmented by new provinces such as Ghana, Uganda and Mozambique. Russia is striving to maintain 10 million barrels of oil per day until the end of the decade by investing in Eastern Siberia and eventually in the Arctic offshore. Efforts in Russia at developing tight oil using vertical drilling are already underway with potential for pilot projects in 2013 and beyond for more complex horizontal drilling and completions. Australia is leading the expansion of export liquefied natural gas (“LNG”) projects, requiring conventional offshore gas drilling in the northwest shelf as well as coal bed methane operations onshore Queensland. While overall unconventional drilling outside North America is still at its infancy, activities in Australia, China, Saudi Arabia and Argentina are showing early promise, with active interest at ministry and national oil company level in defining unconventional resource potential in almost all countries with active oil and natural gas industries. The globalization of natural gas trade via rapid expansion in LNG as well as major gas pipelines will spur drilling for natural gas in all regions, but most specifically for the fast growing Asian energy markets.
Capital Expenditures - Our capital expenditures, excluding any potential acquisitions, are expected to be approximately $2.0 billion, a reduction of approximately 30% compared to 2012. The reduction in 2013 is primarily related to pressure pumping horsepower and infrastructure spending in North America. A portion of our planned capital expenditures can be adjusted to reflect changes in our expectations for future customer spending.
COMPLIANCE
We do business in more than 80 countries, including approximately 19 of the 40 countries having the lowest scores in the Transparency International’s Corruption Perception Index survey for 2012, which indicates high levels of corruption. We devote significant resources to the development, maintenance, communication and enforcement of our Business Code of Conduct, our anti-bribery compliance policies, our internal control processes and procedures, and other compliance related policies. Notwithstanding the devotion of such resources, and in part as a consequence thereof, from time to time we discover or receive information alleging potential violations of laws and regulations, including the FCPA and our policies, processes and procedures. We conduct timely internal investigations of these potential violations and take appropriate action depending upon the outcome of the investigation.
We anticipate that the devotion of significant resources to compliance-related issues, including the necessity for investigations, will continue to be an aspect of doing business in a number of the countries in which oil and natural gas exploration, development and production take place and in which we conduct operations. Compliance-related issues have limited our ability to do business and/or have raised the cost of operating in these countries. In order to provide products and services in some of these countries, we may in the future utilize ventures with third parties, sell products to distributors or otherwise modify our business approach in order to improve our ability to conduct our business in accordance with applicable laws and regulations and our Business Code of Conduct.
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

•
We have continued to expand the use and scope of our centralized finance organization including further implementation of our enterprise-wide accounting system and company-wide policies. In addition, the corporate audit function has incorporated additional anti-corruption procedures in audits of certain countries. We are also continuing to refine and enhance our procedures for FCPA risk assessments and legal audit procedures.

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
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain adequate financial resources and access to sufficient liquidity. At December 31, 2012, we had cash and cash equivalents of $1.02 billion, of which substantially all was held by foreign subsidiaries. A substantial portion of the cash held by foreign subsidiaries at December 31, 2012 was reinvested in our international operations as our intent is to use this cash to, among other things, fund the operations of our foreign subsidiaries. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds based on applicable U.S. tax rates net of foreign taxes. In addition, we have a $2.5 billion committed revolving credit facility with commercial banks and a commercial paper program under which we may issue up to $2.5 billion. The maximum combined borrowing at any time under both the credit facility and the commercial paper program is $2.5 billion. At December 31, 2012, we had commercial paper outstanding of $925 million; therefore, the amount available for borrowing under the facility as of December 31, 2012 was $1.575 billion. We believe that cash on hand, cash flows from operations and the available credit facility, including the issuance of commercial paper, will provide sufficient liquidity to manage our global cash needs.
Our capital planning process is focused on utilizing cash flows generated from operations in ways that enhance the value of our Company. In 2012, we used cash to pay for a variety of activities including working capital needs, capital expenditures, and payment of dividends.
Cash Flows
Cash flows provided (used) by type of activity were as follows for the years ended December 31:

(In millions)	2012	2011	2010
Operating activities	$1,835	$1,507	$856
Investing activities	(2,521)	(1,891)	(2,376)
Financing activities	646	(30)	1,366
Operating Activities
Cash flows from operating activities provided $1.84 billion and $1.51 billion for the year ended December 31, 2012 and 2011, respectively. Cash flows from operating activities increased $328 million in 2012 primarily due to the change in net operating assets and liabilities, which used less cash in 2012 compared to 2011.
The underlying drivers in 2012 compared to 2011 of the changes in operating assets and liabilities are as follows:

•
The change in accounts receivable provided cash of $16 million and used cash of $1.02 billion in 2012 and 2011, respectively. The slight change in accounts receivable in 2012 was primarily due to improved collections over the prior year partially offset by an increase in activity. The change in accounts receivable in 2011 was primarily due to an increase in activity as well as an increase in days sales outstanding (defined as the average number of days our net trade receivables are outstanding based on quarterly revenue) due to temporary invoicing delays resulting from the implementation of our enterprise wide software system for BJ Services in North America.

•	An increase in inventory used cash of $547 million and $641 million in 2012 and 2011, respectively, driven by an increase in activity levels.

•
Accrued employee compensation and other accrued liabilities used cash of $90 million and provided cash of $58 million in 2012 and 2011, respectively. The net change of $148 million was due primarily to an increase in payments related to employee bonuses earned in 2011 but paid in 2012 coupled with lower employee compensation accruals in 2012.

•	Income taxes payable used cash of $56 million and $121 million in 2012 and 2011, respectively. The change of $65 million was primarily due to a decrease in income taxes paid in 2012 compared to 2011.

•	Other operating items used cash of $213 million and $19 million in 2012 and 2011, respectively. The net change of $194 million was primarily due to an increase in payments for prepaid assets in line with increased activity and an increase in contributions to our pension plans.
Cash flows from operating activities provided $1.51 billion and $856 million for the year ended December 31, 2011 and 2010, respectively. This increase in cash flows of $651 million is primarily due to an increase in net income offset by the change in net operating assets and liabilities, which used more cash in 2011 compared to 2010.

The underlying drivers in 2011 compared to 2010 of the changes in operating assets and liabilities are as follows:

•
An increase in accounts receivable used cash of $1.02 billion and $702 million in 2011 and 2010, respectively. The change in accounts receivable was primarily due to an increase in activity and the corresponding revenue growth as well as an increase in the days sales outstanding.

•	An increase in inventory used cash of $641 million and $243 million in 2011 and 2010, respectively, driven by activity increases.

•	An increase in accounts payable provided cash of $314 million and $292 million in 2011 and 2010, respectively, resulting from an increase in operating assets to support increased activity.

•
Accrued employee compensation and other accrued liabilities provided cash of $58 million in 2011 and used cash of $182 million in 2010. The increase in cash provided in 2011 was due primarily to increased employee bonus accruals for 2011, partially offset by employee bonuses paid in 2011 but earned and accrued for in 2010.

Investing Activities
Our principal recurring investing activity is the funding of capital expenditures to ensure that we have the appropriate levels and types of machinery and equipment in place to generate revenue from operations. Expenditures for capital assets totaled $2.91 billion, $2.46 billion and $1.49 billion for 2012, 2011 and 2010, respectively. While the majority of these expenditures were for machinery and equipment, we have continued our spending on new facilities, expansions of existing facilities and other infrastructure projects.
Proceeds from the disposal of assets were $389 million, $311 million and $208 million for 2012, 2011 and 2010, respectively. These disposals related to equipment that was lost-in-hole; and property, machinery, and equipment no longer used in operations that was sold throughout the year.
During 2010, we purchased $250 million of short-term investments consisting of U.S. Treasury Bills. The U.S. Treasury Bills matured in May 2011, and we received proceeds of $250 million.
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
Financing Activities
We had net borrowings of commercial paper and other short-term debt of $847 million, $125 million and $52 million in 2012, 2011 and 2010, respectively. In 2011, we completed a private placement of $750 million 3.2% senior notes that will mature in August 2021, resulting in net proceeds of approximately $742 million after deducting the underwriting discounts and expenses of the offering and used $563 million of the net proceeds to redeem our 6.5% notes in full. The remaining net proceeds from the senior notes were used for general corporate purposes. In addition in 2011, we repaid $250 million of our 5.75% notes that matured.
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
Total debt outstanding at December 31, 2012 was $4.92 billion, an increase of $847 million compared to December 31, 2011. The total debt to total capitalization (defined as total debt plus equity) ratio was 0.22 at December 31, 2012 and 0.20 at December 31, 2011.
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
We received proceeds of $81 million, $183 million and $74 million in 2012, 2011 and 2010, respectively, from the issuance of common stock through the exercise of stock options and the employee stock purchase plan.
Our Board of Directors has authorized a program to repurchase our common stock from time to time. During 2012, 2011 and 2010, we did not repurchase any shares of common stock. We had authorization remaining to repurchase approximately $1.2 billion in common stock at the end of 2012.
We paid dividends of $263 million, $261 million and $241 million in 2012, 2011 and 2010, respectively.
Available Credit Facility
At December 31, 2012, we had a $2.5 billion committed revolving credit facility with commercial banks that matures in September 2016. This facility contains certain covenants which, among other things, restrict certain merger transactions or the sale of all or substantially all of our assets or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the facility may be accelerated. Such events of default include payment defaults to lenders under the facility, covenant defaults and other customary defaults. At December 31, 2012, we were in compliance with all of the facility’s covenants. There were no direct borrowings under the committed credit facility in 2012. We also have a commercial paper program under which we may issue from time to time up to $2.5 billion in commercial paper with maturity of no more than 270 days. The maximum combined borrowing at any point in time under both the commercial paper program and the credit facility is $2.5 billion. At December 31, 2012, we had $925 million of commercial paper outstanding; therefore, the amount available for borrowing under the facility as of December 31, 2012 was $1.575 billion.
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
Cash Requirements
In 2013, we believe cash on hand, cash flows from operating activities and the available credit facility will provide us with sufficient capital resources and liquidity to manage our working capital needs, meet contractual obligations, fund capital expenditures, and support the development of our short-term and long-term operating strategies. We may issue commercial paper or other short-term debt to fund cash needs in the U.S. in excess of the cash generated in the U.S.
In 2013, we expect our capital expenditures to be approximately $2.0 billion, excluding any amount related to acquisitions. The expenditures are expected to be used primarily for normal, recurring items necessary to support our business and operations. A significant portion of our capital expenditures can be adjusted based on future activity of our customers, and accordingly, we will manage our capital expenditures to match market demand. In 2013, we also expect to make interest payments of between $225 million and $240 million, based on debt levels as of December 31, 2012. We anticipate making income tax payments of between $800 million and $900 million in 2013.
We may repurchase our common stock depending on market conditions, applicable legal requirements, our liquidity and other considerations. We anticipate paying dividends of between $263 million and $273 million in 2013; however, the Board of Directors can change the dividend policy at any time.

For all defined benefit, defined contribution and other postretirement plans, we expect to contribute between $385 million and $420 million to these plans in 2013. See Note 10 of the Notes to Consolidated Financial Statements in Item 8 herein for further discussion of our employee benefit plans.
Contractual Obligations
In the table below, we set forth our contractual cash obligations as of December 31, 2012. Certain amounts included in this table are based on our estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors. The contractual cash obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

	Payments Due by Period
(In millions)	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	More Than 5 Years
Total debt and capital lease obligations (1)	$4,945	$1,079	$23	$23	$3,820
Estimated interest payments (2)	3,438	225	445	436	2,332
Operating leases (3)	676	204	255	98	119
Purchase obligations (4)	1,482	496	711	261	14
Income tax liabilities for uncertain tax positions (5)	267	49	121	40	57
Other long-term liabilities	145	29	49	19	48
Total	$10,953	$2,082	$1,604	$877	$6,390

(1)
Amounts represent the expected cash payments for the principal amounts related to our debt, including outstanding commercial paper of $925 million, and capital lease obligations. Amounts for debt do not include any unamortized discounts or deferred issuance costs. Expected cash payments for interest are excluded from these amounts.

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

Off-Balance Sheet Arrangements
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as letters of credit and other bank issued guarantees, which totaled approximately $1.5 billion at December 31, 2012. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our consolidated financial statements.
Other than normal operating leases, we do not have any off-balance sheet financing arrangements such as securitization agreements, liquidity trust vehicles, synthetic leases or special purpose entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

CRITICAL ACCOUNTING ESTIMATES
The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures as well as disclosures about any contingent assets and liabilities. We base these estimates and judgments on historical experience and other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects are subject to uncertainty, and accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the business environment in which we operate changes.
We have defined a critical accounting estimate as one that is both important to the portrayal of either our financial condition or results of operations and requires us to make difficult, subjective or complex judgments or estimates about matters that are uncertain. The Audit/Ethics Committee of our Board of Directors has reviewed our critical accounting estimates and the disclosure presented below. During the past three fiscal years, we have not made any material changes in the methodology used to establish the critical accounting estimates, and we believe that the following are the critical accounting estimates used in the preparation of our consolidated financial statements. There are other items within our consolidated financial statements that require estimation and judgment but they are not deemed critical as defined above.
Allowance for Doubtful Accounts
The determination of the collectability of amounts due from our customers requires us to make judgments and estimates regarding our customers’ ability to pay amounts due us in order to determine the amount of valuation allowances required for doubtful accounts. We monitor our customers’ payment history and current credit worthiness to determine that collectability is reasonably assured. We also consider the overall business climate in which our customers operate. Provisions for doubtful accounts are recorded when it becomes evident that the customer will not make the required payments at either contractual due dates or in the future. At December 31, 2012 and 2011, the allowance for doubtful accounts totaled $308 million, or 6%, and $229 million, or 4%, of total gross accounts receivable, respectively. We believe that our allowance for doubtful accounts is adequate to cover potential bad debt losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required. A five percent change in the allowance for doubtful accounts would have had an impact on income before income taxes of approximately $15 million in 2012.
Inventory Reserves
Inventory is a significant component of current assets and is stated at the lower of cost or market. This requires us to record provisions and maintain reserves for excess, slow moving and obsolete inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand, market conditions, production requirements and technological developments. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential future outcomes. At December 31, 2012 and 2011, inventory reserves totaled $346 million, or 8%, and $304 million, or 9%, of gross inventory, respectively. We believe that our reserves are adequate to properly value potential excess, slow moving and obsolete inventory under current conditions. Significant or unanticipated changes to our estimates and forecasts could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required. A five percent change in this inventory reserve balance would have had an impact on income before income taxes of approximately $17 million in 2012.
Goodwill and Other Long-Lived Assets
The purchase price of acquired businesses is allocated to its identifiable assets and liabilities based upon estimated fair values as of the acquisition date. Goodwill is the excess of the consideration transferred over the fair value of the tangible and identifiable intangible assets and liabilities recognized. In determining estimated fair values, we use various sources and types of information, including, but not limited to, quoted market prices, replacement cost estimates, accepted valuation techniques such as discounted cash flows, and existing carrying value of acquired assets. As necessary, we utilize third-party appraisal firms to assist us in determining fair value of inventory, identifiable intangible assets, and any other significant assets or liabilities. The judgments, assumptions and estimates used or made in determining the estimated fair value assigned to assets acquired and liabilities assumed, as well as future asset lives, can materially impact our results of operations. We perform an annual assessment of goodwill for impairment as of October 1 of each year for each of our reporting units, which are generally based on our regional structure. These assessments include both qualitative and quantitative factors. When necessary, we calculate the fair value of a reporting unit using different valuation techniques, including a market approach, comparable transactions and discounted cash flow methodology, all of which include, but are not limited to, assumptions regarding matters such as discount rates, anticipated growth rates and expected profitability rates and similar items. The results of the 2012 assessment indicated that there were no impairments of goodwill. Unanticipated changes, including even small revisions, to these assumptions could require a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and time-frames, it is not possible to reasonably quantify the impact of changes in these assumptions.
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
Our tax filings for various periods are subject to audit by the tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the authorities or through the courts. We believe these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. Resolution of these situations inevitably includes some degree of uncertainty; accordingly, we provide taxes only for the amounts we believe will ultimately result from these proceedings. The resulting change to our tax liability, if any, is dependent on numerous factors including, among others, the amount and nature of additional taxes potentially asserted by local tax authorities; the willingness of local tax authorities to negotiate a fair settlement through an administrative process; the impartiality of the local courts; the number of countries in which we do business; and the potential for changes in the tax paid to one country to either produce, or fail to produce, an offsetting tax change in other countries. Our experience has been that the estimates and assumptions we have used to provide for future tax assessments have proven to be appropriate. However, past experience is only a guide, and the potential exists that the tax resulting from the resolution of current and potential future tax controversies may differ materially from the amount accrued.
In addition to the aforementioned assessments that have been received from various tax authorities, we also provide for taxes for uncertain tax positions where formal assessments have not been received. The determination of these liabilities requires the use of estimates and assumptions regarding future events. Once established, we adjust these amounts only when more information is available or when a future event occurs necessitating a change to the reserves such as changes in the facts or law, judicial decisions regarding the application of existing law or a favorable audit outcome. We believe that the resolution of tax matters will not have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on our consolidated statements of income for a particular period and on our effective tax rate for any period in which such resolution occurs.
Pensions and Postretirement Benefit Obligations
Pensions and postretirement benefit obligations and the related expenses are calculated using actuarial models and methods. This involves the use of two critical assumptions, the discount rate and the expected rate of return on assets, both of which are important elements in determining pension expense and in measuring plan liabilities. We evaluate these critical assumptions at least annually, and as necessary, we utilize third party actuarial firms to assist us. Although considered less critical, other assumptions used in determining benefit obligations and related expenses, such as demographic factors like retirement age, mortality and turnover, are also evaluated periodically and are updated to reflect our actual and expected experience.
The discount rate enables us to determine expected future cash flows at a present value on the measurement date. The development of the discount rate for our largest plans was based on a bond matching model whereby the cash flows underlying the projected benefit obligation are matched against a yield curve constructed from a bond portfolio of high-quality, fixed-income securities. Use of a lower discount rate would increase the present value of benefit obligations and increase pension expense. We used a weighted average discount rate of 4.6% in 2012, 5.2% in 2011 and 5.9% in 2010 to determine pension expense. A 50 basis point reduction in the weighted average discount rate would have decreased income before income taxes by approximately $2 million in 2012.
To determine the expected rate of return on plan assets, we consider the current and target asset allocations, as well as historical and expected future returns on various categories of plan assets. A lower rate of return would decrease plan assets which results in higher pension expense. We assumed a weighted average rate of return on our plan investments of 7.0% in 2012, 7.2% in 2011 and 7.1% in 2010. A 50 basis point reduction in the weighted average expected rate of return on assets of our principal plans would have decreased income before income taxes by approximately $4 million in 2012.
NEW ACCOUNTING STANDARDS UPDATES
In June 2011, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) 220, Comprehensive Income. This Accounting Standards Update (“ASU”) requires entities to present components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements that would include reclassification adjustments by component for items that are reclassified from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued an update to this ASU indefinitely deferring the implementation of the reclassification adjustments by component requirement of the ASU issued in June 2011. We adopted the new presentation requirement in the first quarter of 2012 and are using the two-statement approach.
In September 2011, the FASB issued an update to ASC 350, Intangibles - Goodwill and Other. This ASU amends the guidance in ASC 350-20 on testing for goodwill impairment. The revised guidance allows entities testing for goodwill impairment to have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test annually for impairment. The ASU is limited to goodwill and does not amend the annual requirement for testing other indefinite-lived intangible assets for impairment. The ASU is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this ASU effective January 1, 2012, with no impact to our consolidated financial statements.
In July 2012, the FASB issued an update to ASC 350, Intangibles - Goodwill and Other. This ASU amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets for impairment. The revised guidance permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The ASU is effective for impairment tests performed for fiscal years beginning after September 15, 2012. We will adopt this ASU for our 2013 impairment testing and do not expect it to have a material impact, if any, on our consolidated financial statements.
RELATED PARTY TRANSACTIONS
There were no significant related party transactions during the three years ended December 31, 2012.
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
INTEREST RATE RISK
We are subject to interest rate risk on our debt and investment portfolio. We maintain an interest rate risk management strategy, which primarily uses a mix of fixed and variable rate debt that is intended to mitigate the risk exposure to changes in interest rates in the aggregate. We may use interest rate swaps to manage the economic effect of fixed rate obligations associated with certain debt.
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

We had fixed rate long-term debt aggregating $3.8 billion at December 31, 2012 and December 31, 2011. The following table sets forth our fixed rate long-term debt and the related weighted average interest rates by expected maturity dates as of December 31, 2012 and 2011.

(In millions)	2012	2013	2014	2015	2016	2017	Thereafter	Total
As of December 31, 2012
Long-term debt (1) (2)	$—	$—	$—	$—	$—	$—	$3,800	$3,800
Weighted average interest rates	—	—	—	—	—	—	5.72%	5.72%
As of December 31, 2011
Long-term debt (1) (2)	$—	$—	$—	$—	$—	$—	$3,800	$3,800
Weighted average interest rates	—	—	—	—	—	—	5.72%	5.72%

(1)	Amounts do not include any unamortized discounts or deferred issuance costs.

(2)	Fair market value of our fixed rate long-term debt was $4,684 million at December 31, 2012 and $4,611 million at December 31, 2011.
FOREIGN CURRENCY EXCHANGE RISK
We conduct our operations around the world in a number of different currencies, and we are exposed to market risks resulting from fluctuations in foreign currency exchange rates. Many of our significant foreign subsidiaries have designated the local currency as their functional currency. As such, future earnings are subject to change due to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than our functional currencies. To minimize the need for foreign currency forward contracts to hedge this exposure, our objective is to manage foreign currency exposure by maintaining a minimal consolidated net asset or net liability position in a currency other than the functional currency.
At December 31, 2012 and 2011, we had outstanding foreign currency forward contracts with notional amounts aggregating $207 million and $117 million, respectively, to hedge exposure to currency fluctuations in various foreign currencies. The notional amounts of our foreign exchange contracts do not generally represent amounts exchanged by the parties and, thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates. Based on quoted market prices as of December 31, 2012 and 2011 for contracts with similar terms and maturity dates, we recorded a loss of $1 million each year, to adjust these foreign currency forward contracts to their fair market value. These losses offset designated foreign currency exchange gains resulting from the underlying exposures and are included in MG&A expenses in the consolidated statements of income.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2012. This conclusion is based on the recognition that there are inherent limitations in all systems of internal control. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
February 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Baker Hughes Incorporated
Houston, Texas
We have audited the accompanying consolidated balance sheets of Baker Hughes Incorporated and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included financial statement schedule II, valuation and qualifying accounts, listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Baker Hughes Incorporated and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 13, 2013

BAKER HUGHES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In millions, except per share amounts)	2012	2011	2010
Revenue:
Sales	$7,274	$6,382	$5,516
Services	14,087	13,449	8,898
Total revenue	21,361	19,831	14,414
Costs and expenses:
Cost of sales	5,758	5,122	4,359
Cost of services	11,598	10,142	6,825
Research and engineering	497	462	429
Marketing, general and administrative	1,316	1,190	1,250
Impairment of trade names	—	315	—
Acquisition-related costs	—	—	134
Total costs and expenses	19,169	17,231	12,997
Operating income	2,192	2,600	1,417
Gain on investments	—	—	6
Interest expense, net	(210)	(221)	(141)
Loss on early extinguishment of debt	—	(40)	—
Income before income taxes	1,982	2,339	1,282
Income taxes	(665)	(596)	(463)
Net income	1,317	1,743	819
Net (income) loss attributable to noncontrolling interests	(6)	(4)	(7)
Net income attributable to Baker Hughes	$1,311	$1,739	$812

Basic earnings per share attributable to Baker Hughes	$2.98	$3.99	$2.06

Diluted earnings per share attributable to Baker Hughes	$2.97	$3.97	$2.06
See Notes to Consolidated Financial Statements

BAKER HUGHES INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions)	2012	2011	2010
Net income	$1,317	$1,743	$819
Other comprehensive income (loss):
Foreign currency translation adjustments during the period	78	(44)	(41)
Pension and other postretirement benefits, net of tax (2012 - $(13); 2011 - $44; 2010 - $(5))	1	(92)	35
Other comprehensive income (loss)	79	(136)	(6)
Comprehensive income	1,396	1,607	813
Comprehensive (income) loss attributable to noncontrolling interests	(6)	(3)	(7)
Comprehensive income attributable to Baker Hughes	$1,390	$1,604	$806
See Notes to Consolidated Financial Statements

BAKER HUGHES INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except par value)	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$1,015	$1,050
Accounts receivable - less allowance for doubtful accounts (2012 - $308; 2011 - $229)	4,815	4,878
Inventories, net	3,781	3,222
Deferred income taxes	266	251
Other current assets	540	396
Total current assets	10,417	9,797

Property, plant and equipment - less accumulated depreciation (2012 - $6,315; 2011 - $5,251)	8,707	7,415
Goodwill	5,958	5,956
Intangible assets, net	993	1,143
Other assets	614	536
Total assets	$26,689	$24,847
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1,737	$1,810
Short-term debt and current portion of long-term debt	1,079	224
Accrued employee compensation	646	704
Income taxes payable	226	289
Other accrued liabilities	436	475
Total current liabilities	4,124	3,502

Long-term debt	3,837	3,845
Deferred income taxes and other tax liabilities	745	810
Liabilities for pensions and other postretirement benefits	579	578
Other liabilities	136	148
Commitments and contingencies

Equity:
Common stock, one dollar par value (shares authorized - 750; issued and outstanding: 2012 - 441; 2011 - 437)	441	437
Capital in excess of par value	7,495	7,303
Retained earnings	9,609	8,561
Accumulated other comprehensive loss	(476)	(555)
Baker Hughes stockholders’ equity	17,069	15,746
Noncontrolling interests	199	218
Total equity	17,268	15,964
Total liabilities and equity	$26,689	$24,847
See Notes to Consolidated Financial Statements

BAKER HUGHES INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In millions, except per share amounts)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2009	$312	$874	$6,512	$(414)	$—	$7,284
Comprehensive income:
Net income			812		7	819
Other comprehensive (loss)				(6)		(6)
Issuance of common stock to acquire BJ Services	118	5,986				6,104
Activity related to stock plans	2	58				60
Stock-based compensation cost		87				87
Cash dividends ($0.60 per share)			(241)			(241)
Net activity related to noncontrolling interests					179	179
Balance at December 31, 2010	$432	$7,005	$7,083	$(420)	$186	$14,286
Comprehensive income:
Net income			1,739		4	1,743
Other comprehensive (loss)				(135)	(1)	(136)
Activity related to stock plans	5	179				184
Stock-based compensation cost		108				108
Cash dividends ($0.60 per share)			(261)			(261)
Net activity related to noncontrolling interests		11			29	40
Balance at December 31, 2011	$437	$7,303	$8,561	$(555)	$218	$15,964
Comprehensive income:
Net income			1,311		6	1,317
Other comprehensive income				79		79
Activity related to stock plans	4	55				59
Stock-based compensation cost		115				115
Cash dividends ($0.60 per share)			(263)			(263)
Net activity related to noncontrolling interests		22			(25)	(3)
Balance at December 31, 2012	$441	$7,495	$9,609	$(476)	$199	$17,268
See Notes to Consolidated Financial Statements

BAKER HUGHES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2012	2011	2010
Cash flows from operating activities:
Net income	$1,317	$1,743	$819
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	1,568	1,321	1,069
Benefit for deferred income taxes	(114)	(492)	(188)
Impairment of trade names	—	315	—
Gain on disposal of assets	(222)	(179)	(119)
Stock-based compensation cost	115	108	87
Loss on early extinguishment of debt	—	40	—
Provision for doubtful accounts	100	84	39
Loss on impairment of assets	55	—	—
Changes in operating assets and liabilities:
Accounts receivable	16	(1,024)	(702)
Inventories	(547)	(641)	(243)
Accounts payable	(94)	314	292
Accrued employee compensation and other accrued liabilities	(90)	58	(182)
Income taxes payable	(56)	(121)	23
Other operating items, net	(213)	(19)	(39)
Net cash flows from operating activities	1,835	1,507	856
Cash flows from investing activities:
Expenditures for capital assets	(2,910)	(2,461)	(1,491)
Purchase of short-term investments	—	—	(250)
Proceeds from maturities of short-term investments	—	250	—
Proceeds from disposal of assets	389	311	208
Acquisition of businesses, net of cash acquired	—	(5)	(888)
Other investing items, net	—	14	45
Net cash flows from investing activities	(2,521)	(1,891)	(2,376)
Cash flows from financing activities:
Net proceeds of commercial paper borrowings and other debt with three months or less original maturity	764	125	52
Repayment of short-term debt	(92)	—	—
Proceeds of short-term debt	175	—	—
Proceeds of long-term debt	—	742	1,479
Repayment of long-term debt	—	(813)	—
Proceeds from issuance of common stock	81	183	74
Dividends paid	(263)	(261)	(241)
Other financing items, net	(19)	(6)	2
Net cash flows from financing activities	646	(30)	1,366
Effect of foreign exchange rate changes on cash	5	8	15
Decrease in cash and cash equivalents	(35)	(406)	(139)
Cash and cash equivalents, beginning of period	1,050	1,456	1,595
Cash and cash equivalents, end of period	$1,015	$1,050	$1,456
Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$941	$1,192	$637
Interest paid	$241	$237	$154
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$140	$111	$64
See Notes to Consolidated Financial Statements

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Baker Hughes Incorporated (“Baker Hughes,” “Company,” “we,” “our,” or “us,”) is a leading supplier of oilfield services, products, technology and systems used for drilling, formation evaluation, completion and production, pressure pumping, and reservoir development in the worldwide oil and natural gas industry. We also provide products and services for other businesses, including downstream refining, and process and pipeline industries.
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
Revenue Recognition
Our products and services are sold based upon purchase orders, contracts or other agreements with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other significant post-delivery obligations. Our products are produced in a standard manufacturing operation, even if produced to our customer’s specifications. We recognize revenue for these products upon delivery, when title passes, when collectability is reasonably assured and there are no further significant obligations for future performance. Provisions for estimated warranty returns or similar types of items are made at the time the related revenue is recognized. Revenue for services is recognized as the services are rendered and when collectability is reasonably assured. Rates for services are typically priced on a per day, per meter, per man hour or similar basis. In certain situations, revenue is generated from transactions that may include multiple products and services under one contract or agreement and which may be delivered to the customer over an extended period of time. Revenue from these arrangements is recognized in accordance with the above criteria and as each item or service is delivered based on their relative fair value.
Research and Engineering
Research and engineering expenses are expensed as incurred and include costs associated with the research and development of new products and services, and costs associated with sustaining engineering of existing

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

products and services. Costs for research and development were $337 million, $324 million and $283 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Cash, Cash Equivalents and Short-term Investments
Cash equivalents include only those investments with an original maturity of three months or less. Short-term investments have an original maturity of greater than three months but less than one year. We maintain cash deposits with financial institutions that may exceed federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits.
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
Concentration of Credit Risk
We grant credit to our customers, which operate primarily in the oil and natural gas industry. Although this concentration could affect our overall exposure to credit risk, we believe that our risk is minimized because the majority of our business is conducted with major companies many of which are geographically diverse, thus spreading the credit risk. To manage this risk, we perform periodic credit evaluations of our customers’ financial condition, including monitoring our customers’ payment history and current credit worthiness. We do not generally require collateral in support of our trade receivables, but we may require payment in advance or security in the form of a letter of credit or bank guarantee. During 2012, 2011 and 2010, no individual customer accounted for more than 10% of our consolidated revenue.
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
Property, Plant and Equipment and Accumulated Depreciation
Property, plant and equipment (“PP&E”) is stated at cost less accumulated depreciation, which is generally provided by using the straight-line method over the estimated useful lives of the individual assets. Significant improvements and betterments are capitalized if they extend the useful life of the asset. We manufacture a substantial portion of our tools and equipment and the cost of these items, which includes direct and indirect manufacturing costs, is capitalized and carried in inventory until it is completed. When complete, the cost is reflected in capital expenditures and is classified as machinery, equipment and other in PP&E. Maintenance and repairs are charged to expense as incurred. Upon sale or other disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the balance sheet and the net amount, less proceeds from disposal, is charged or credited to income. The capitalized costs of computer software developed or purchased for internal use are classified in machinery, equipment and other.
Goodwill, Intangible Assets and Amortization
Goodwill is the excess of the consideration transferred over the fair value of the tangible and identifiable intangible assets and liabilities recognized. Goodwill and intangible assets with indefinite lives are not amortized. Intangible assets with finite useful lives are amortized on a basis that reflects the pattern in which the economic

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

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
We perform an annual impairment test of goodwill for each of our reporting units as of October 1, or more frequently if circumstances indicate that an impairment may exist. Our reporting units are based on our organizational and reporting structure. Corporate and other assets and liabilities are allocated to the reporting units to the extent that they relate to the operations of those reporting units in determining their carrying amount. The determination of impairment is made by comparing the carrying amount of each reporting unit with its fair value, which is generally calculated using a combination of market, comparable transaction and discounted cash flow approaches.
Income Taxes
We use the liability method in determining our provision and liabilities for our income taxes, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Deferred tax liabilities and assets, which are computed on the estimated income tax effect of temporary differences between financial and tax bases in assets and liabilities, are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
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
Foreign Currency
A number of our significant foreign subsidiaries have designated the local currency as their functional currency and, as such, gains and losses resulting from balance sheet translation of foreign operations are included as a

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

separate component of accumulated other comprehensive loss within stockholders’ equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of receivables or payables in the non-functional currency, are included in marketing, general and administrative (“MG&A”) expenses in the consolidated statements of income as incurred. For those foreign subsidiaries that have designated the U.S. Dollar as the functional currency, monetary assets and liabilities are remeasured at period-end exchange rates, and nonmonetary items are remeasured at historical exchange rates. Gains and losses resulting from this balance sheet remeasurement are also included in MG&A expenses in the consolidated statements of income as incurred.
Financial Instruments
Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, debt, and derivative financial instruments. Except for debt, the estimated fair value of our financial instruments at December 31, 2012 and 2011 approximates their carrying value as reflected in our consolidated balance sheets.
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
We have a program that primarily utilizes foreign currency forward contracts to reduce the risks associated with the effects of certain foreign currency exposures. Under this program, our strategy is to have gains or losses on the foreign currency forward contracts mitigate the foreign currency transaction gains or losses to the extent practical. These foreign currency exposures typically arise from changes in the value of assets and liabilities which are denominated in currencies other than the functional currency. Our foreign currency forward contracts generally settle in less than 180 days. We record all derivatives as of the end of our reporting period in our consolidated balance sheet at fair value. For those forward contracts designated as fair value hedging instruments or held as undesignated hedging instruments, we record changes in fair value in our consolidated statements of income along with the change in fair value of the hedged item. Changes in the fair value of forward contracts designated as cash flow hedging instruments are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. Recognized gains and losses on derivatives entered into to manage foreign currency exchange risk are included in MG&A expenses in the consolidated statements of income.
We had outstanding foreign currency forward contracts with notional amounts aggregating $207 million and $117 million to hedge exposure to currency fluctuations in various foreign currencies at December 31, 2012 and 2011, respectively. These contracts are either undesignated hedging instruments or designated and qualify as fair value hedging instruments. The fair value was determined using quoted market prices for contracts with similar terms and maturity dates and was not material at either December 31, 2012 or 2011. The effects of our derivative instruments in our consolidated statements of income were not material in each of the three years ended December 31, 2012.
New Accounting Standards Updates
In June 2011, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standards Codification (“ASC”) 220, Comprehensive Income. This Accounting Standards Update (“ASU”) requires entities to present components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements that would include reclassification adjustments by component for items that are reclassified from other comprehensive income to net income on the face of the financial statements. In December 2011, the FASB issued an update to this ASU indefinitely deferring the implementation of the reclassification adjustments by component requirement of the ASU issued in June 2011. We adopted the new presentation requirement in the first quarter of 2012 and are using the two-statement approach.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

In September 2011, the FASB issued an update to ASC 350, Intangibles - Goodwill and Other. This ASU amends the guidance in ASC 350-20 on testing for goodwill impairment. The revised guidance allows entities testing for goodwill impairment to have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test annually for impairment. The ASU is limited to goodwill and does not amend the annual requirement for testing other indefinite-lived intangible assets for impairment. The ASU is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this ASU effective January 1, 2012, with no impact to our consolidated financial statements.
In July 2012, the FASB issued an update to ASC 350, Intangibles - Goodwill and Other. This ASU amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets for impairment. The revised guidance permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The ASU is effective for impairment tests performed for fiscal years beginning after September 15, 2012. We will adopt this ASU for our 2013 impairment testing and do not expect it to have a material impact, if any, on our consolidated financial statements.
NOTE 2. STOCK-BASED COMPENSATION
Stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is generally recognized on a straight-line basis over the vesting period of the equity grant net of forfeitures. The compensation cost is determined based on awards ultimately expected to vest; therefore, we have reduced the cost for estimated forfeitures based on historical forfeiture rates. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures. There were no stock-based compensation costs capitalized as the amounts were not material.
Stock-based compensation costs are as follows for the years ended December 31:

	2012	2011	2010
Stock-based compensation cost	$115	$108	$87
Tax benefit	(20)	(22)	(18)
Stock-based compensation cost, net of tax	$95	$86	$69
For our stock options and restricted stock awards and units, we currently have 32.5 million authorized for issuance and as of December 31, 2012, approximately 7 million shares were available for future grants. Our policy is to issue new shares for exercises of stock options, when restricted stock awards are granted, at vesting of restricted stock units, and issuances under the employee stock purchase plan.
Stock Options
Our stock option plans provide for the issuance of stock options to directors, officers and other key employees at an exercise price equal to the fair market value of the stock at the date of grant. Although subject to the terms of the stock option agreement, substantially all of the stock options become exercisable in three equal annual installments, beginning a year from the date of grant, and generally expire ten years from the date of grant. The stock option plans provide for the acceleration of vesting upon the employee’s retirement; therefore, the service period is reduced for employees that are or will become retirement eligible during the vesting period, and accordingly, the recognition of compensation expense for these employees is accelerated.
The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. The following table presents the weighted average assumptions used in the option pricing model for options granted. The expected life of the options represents the period of time the options are expected to be outstanding. The expected life is based on our historical exercise trends and post-vest termination data incorporated into a forward-looking stock price model. The expected volatility is based on our implied volatility, which is the volatility forecast that is implied by the prices of actively traded options to purchase our stock observed in the market. The risk-free

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

interest rate is based on the observed U.S. Treasury yield curve in effect at the time the options were granted. The dividend yield is based on our history of dividend payouts.

	2012	2011	2010
Expected life (years)	5.4	5.0	5.0
Risk-free interest rate	0.9%	1.8%	2.2%
Volatility	41.4%	40.8%	39.8%
Dividend yield	1.4%	0.9%	1.2%
Weighted average fair value per share at grant date	$14.51	$24.20	$16.24
The following table presents the changes in stock options outstanding and related information (in thousands, except per option prices):

	Number of Options	Weighted Average Exercise Price Per Option
Outstanding at December 31, 2011	9,432	$55.34
Granted	2,624	43.16
Exercised	(209)	32.18
Forfeited	(65)	51.49
Expired	(626)	75.00
Outstanding at December 31, 2012	11,156	$51.79

Exercisable at December 31, 2012	7,535	$53.13
The weighted average remaining contractual term for options outstanding and options exercisable at December 31, 2012 was 5.8 years and 5.3 years, respectively.
The total intrinsic value of stock options (defined as the amount by which the market price of our common stock on the date of exercise exceeds the exercise price of the option) exercised in 2012, 2011 and 2010 was $3 million, $74 million and $18 million, respectively. The income tax benefit realized from stock options exercised was $0.8 million, $20 million and $0.9 million in 2012, 2011 and 2010, respectively.
The total fair value of options vested in 2012, 2011 and 2010 was $28 million, $22 million and $20 million, respectively. As of December 31, 2012, there was $18 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of two years.
The total intrinsic value of stock options outstanding at December 31, 2012 was $21 million, of which $19 million relates to options vested and exercisable. The intrinsic value for stock options outstanding is calculated as the amount by which the quoted price of $40.85 of our common stock as of the end of 2012 exceeds the exercise price of the options.
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

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

The following table presents the combined changes of RSAs and RSUs and related information (in thousands, except per share/unit prices):

	Number of Awards	Weighted Average Grant Date Fair Value Per Share
Unvested balance at December 31, 2011	2,252	$51.70
Granted	1,561	47.10
Vested	(1,156)	47.54
Forfeited	(246)	51.83
Unvested balance at December 31, 2012	2,411	$50.71
The weighted average grant date fair value per share for RSAs and RSUs granted in 2012, 2011 and 2010 was $47.10, $63.01 and $47.46, respectively. The total fair value of RSAs and RSUs vested in 2012, 2011 and 2010 was $55 million, $52 million and $36 million, respectively. As of December 31, 2012, there was $72 million of total unrecognized compensation cost related to unvested RSAs and RSUs, which is expected to be recognized over a weighted average period of two years.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (“ESPP”) provides for eligible employees to purchase shares on an after-tax basis in an amount between 1% and 10% of their annual pay: (i) on June 30 of each year at a 15% discount of the fair market value of our common stock on January 1 or June 30, whichever is lower, and (ii) on December 31 of each year at a 15% discount of the fair market value of our common stock on July 1 or December 31, whichever is lower. An employee may not purchase more than $5,000 in either of the six-month measurement periods described above or $10,000 annually.
We currently have 22.5 million shares authorized for issuance, and at December 31, 2012, there were 1.9 million shares reserved for future issuance. Compensation cost for the years ended December 31, was calculated using the Black-Scholes option pricing model with the following assumptions:

	2012	2011	2010
Expected life (years)	0.5	0.5	0.5
Risk-free interest rate	0.1%	0.1%	0.2%
Volatility	44.1%	36.6%	44.2%
Dividend yield	1.3%	1.0%	1.5%
Fair value per share of the 15% cash discount	$6.71	$9.62	$6.16
Fair value per share of the look-back provision	5.46	6.50	4.98
Total weighted average fair value per share at grant date	$12.17	$16.12	$11.14
We calculated estimated volatility using historical daily prices based on the expected life of the stock purchase plan. The risk-free interest rate is based on the observed U.S. Treasury yield curve in effect at the time the ESPP shares were granted. The dividend yield is based on our history of dividend payouts.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

NOTE 3. INCOME TAXES
The provision for income taxes is comprised of the following for the years ended December 31:

	2012	2011	2010
Current:
U.S.	$251	$609	$179
Foreign	528	479	472
Total current	779	1,088	651
Deferred:
U.S.	(57)	(315)	(107)
Foreign	(57)	(177)	(81)
Total deferred	(114)	(492)	(188)
Provision for income taxes	$665	$596	$463
The geographic sources of income before income taxes are as follows for the years ended December 31:

	2012	2011	2010
U.S.	$700	$1,466	$534
Foreign	1,282	873	748
Income before income taxes	$1,982	$2,339	$1,282
The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to income before income taxes for the reasons set forth below for the years ended December 31:

	2012	2011	2010
Statutory income tax at 35%	$694	$819	$449
Effect of foreign operations	(40)	(11)	(54)
Net tax charge related to foreign losses	17	51	64
Adjustments of prior years’ tax positions	(57)	(51)	(35)
State income taxes - net of U.S. tax benefit	36	40	19
Impact of reorganization of foreign subsidiaries	—	(214)	—
Other - net	15	(38)	20
Provision for income taxes	$665	$596	$463
During 2011, we reorganized certain of our foreign subsidiaries. As a result of the reorganization, previously accrued U.S. deferred income taxes related to those subsidiaries were reduced by $214 million to account for certain foreign tax credits that existed prior to the acquisition of BJ Services and are now available to offset future U.S. taxes.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

The tax effects of our temporary differences and carryforwards are as follows at December 31:

	2012	2011
Deferred tax assets:
Receivables	$76	$42
Inventory	250	228
Employee benefits	125	131
Other accrued expenses	154	173
Operating loss carryforwards	245	228
Tax credit carryforwards	460	372
Other	70	84
Subtotal	1,380	1,258
Valuation allowances	(389)	(318)
Total	991	940
Deferred tax liabilities:
Goodwill and other intangibles	385	423
Property	355	273
Undistributed earnings of foreign subsidiaries	374	366
Other	27	42
Total	1,141	1,104
Net deferred tax liability	$(150)	$(164)
We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We have provided a valuation allowance for operating loss and foreign tax credit carryforwards in certain non-U.S. jurisdictions. The increase in the valuation allowances of $71 million resulted primarily from net tax charges related to foreign losses. The operating loss carryforwards without a valuation allowance will expire in varying amounts over the next twenty years.
We have provided relevant U.S. and foreign taxes for the anticipated repatriation of certain earnings of our foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries above the amount for which taxes have already been provided to be indefinitely reinvested, as we have no current intention to repatriate these earnings. As such, deferred income taxes are not provided for temporary differences of approximately $2.6 billion at December 31, 2012, representing earnings of non-U.S. subsidiaries intended to be indefinitely reinvested. These additional foreign earnings could become subject to additional tax, if remitted, or deemed remitted, as a dividend. Computation of the potential deferred tax liability associated with these undistributed earnings and any other basis differences, is not practicable.
At December 31, 2012, we had approximately $109 million of foreign tax credits which may be carried forward indefinitely under applicable foreign law and $349 million of foreign tax credits available to offset future payments of U.S. federal income taxes, primarily expiring in 2019 through 2023. In addition, at December 31, 2012, we had approximately $2 million of state tax credits expiring in varying amounts between 2016 and 2021.
At December 31, 2012, we had $267 million of tax liabilities for gross unrecognized tax benefits, which includes liabilities for interest and penalties of $47 million and $24 million, respectively. If we were to prevail on all uncertain tax positions, the net effect would be a decrease to our income tax provision of approximately $243 million. The remaining approximately $24 million is offset by deferred tax assets that represent tax benefits that would be received in different taxing jurisdictions in the event that we did not prevail on all uncertain tax positions.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

The following table presents the changes in our unrecognized tax benefits and associated interest and penalties included in the consolidated balance sheets.

	Gross Unrecognized Tax Benefits, Excluding Interest and Penalties	Interest and Penalties	Total Gross Unrecognized Tax Benefits
Balance at December 31, 2009	$250	$89	$339
Acquisition of BJ Services	102	28	130
Increase (decrease) in prior year tax positions	(16)	4	(12)
Increase in current year tax positions	4	3	7
Decrease related to settlements with taxing authorities	(7)	(5)	(12)
Decrease related to lapse of statute of limitations	(6)	(1)	(7)
Decrease due to effects of foreign currency translation	(3)	(4)	(7)
Balance at December 31, 2010	324	114	438
Increase (decrease) in prior year tax positions	(5)	12	7
Increase in current year tax positions	8	11	19
Decrease related to settlements with taxing authorities	(3)	(1)	(4)
Decrease related to lapse of statute of limitations	(38)	(38)	(76)
Decrease due to effects of foreign currency translation	(3)	(2)	(5)
Balance at December 31, 2011	283	96	379
Increase (decrease) in prior year tax positions	(18)	(5)	(23)
Increase in current year tax positions	6	1	7
Decrease related to settlements with taxing authorities	(34)	(9)	(43)
Decrease related to lapse of statute of limitations	(38)	(9)	(47)
Decrease due to effects of foreign currency translation	(3)	(3)	(6)
Balance at December 31, 2012	$196	$71	$267
It is expected that the amount of unrecognized tax benefits will change in the next twelve months due to expiring statutes, audit activity, tax payments, competent authority proceedings related to transfer pricing, or final decisions in matters that are the subject of litigation in various taxing jurisdictions in which we operate. At December 31, 2012, we had approximately $29 million of tax liabilities, net of $20 million of tax assets, related to uncertain tax positions, each of which are individually insignificant, and each of which are reasonably possible of being settled within the next twelve months.
At December 31, 2012, approximately $218 million of total gross unrecognized tax benefits were included in the noncurrent portion of our income tax liabilities, for which the settlement period cannot be determined; however, it is not expected to be within the next twelve months.
We operate in more than 80 countries and are subject to income taxes in most taxing jurisdictions in which we operate. The following table summarizes the earliest tax years that remain subject to examination by the major taxing jurisdictions in which we operate. These jurisdictions are those we project to have the highest tax liability for 2013.

Jurisdiction	Earliest Open Tax Period	Jurisdiction	Earliest Open Tax Period
Canada	2004	Norway	1999
Germany	2003	U.K.	2010
Netherlands	2006	U.S.	2008

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

NOTE 4. EARNINGS PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings per share (“EPS”) computations is as follows for the years ended December 31:

	2012	2011	2010
Weighted average common shares outstanding for basic EPS	440	436	394
Effect of dilutive securities - stock plans	1	2	1
Adjusted weighted average common shares outstanding for diluted EPS	441	438	395
Future potentially dilutive shares excluded from diluted EPS:
Options with an exercise price greater than the average market price for the period	7	3	7
NOTE 5. INVENTORIES
Inventories, net of reserves of $346 million and $304 million in 2012 and 2011, respectively, are comprised of the following at December 31:

	2012	2011
Finished goods	$3,336	$2,830
Work in process	228	231
Raw materials	217	161
Total	$3,781	$3,222
NOTE 6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are comprised of the following at December 31:

	Useful Life	2012	2011
Land		$253	$193
Buildings and improvements	5 - 30 years	2,408	1,998
Machinery, equipment and other	1 - 20 years	12,361	10,475
Subtotal		15,022	12,666
Less: Accumulated depreciation		6,315	5,251
Total		$8,707	$7,415
Depreciation expense relating to property, plant and equipment was $1,427 million, $1,221 million and $991 million in 2012, 2011 and 2010, respectively.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill are detailed below by reportable segment.

	North America	Latin America	Europe/ Africa/ Russia Caspian	Middle East/ Asia Pacific	Industrial Services and Other	Total
Balance at December 31, 2011	$3,075	$586	$1,031	$858	$406	$5,956
Reclassification and other	(6)	—	(13)	(6)	27	2
Balance at December 31, 2012	$3,069	$586	$1,018	$852	$433	$5,958
We perform an annual impairment test of goodwill as of October 1 of every year. There were no impairments of goodwill in any of the three years ended December 31, 2012 related to the annual impairment test.
Intangible assets are comprised of the following at December 31:

	2012			2011
	Gross Carrying Amount	Less: Accumulated Amortization	Net	Gross Carrying Amount	Less: Accumulated Amortization	Net
Definite lived intangibles:
Technology	$787	$282	$505	$755	$231	$524
Contract-based	16	10	6	17	9	8
Trade names	121	60	61	121	16	105
Customer relationships	494	117	377	497	77	420
Subtotal	1,418	469	949	1,390	333	1,057
Indefinite lived intangibles:
IPR&D	44	—	44	86	—	86
Total	$1,462	$469	$993	$1,476	$333	$1,143
During 2011, we recognized impairments of certain trade names, the majority of which related to the impairment of the BJ Services trade name. As a result, we recorded a charge of $315 million before-tax ($220 million net of tax) in net income. The BJ Services trade name was classified as an indefinite lived intangible asset and, therefore, was not being amortized. The impairment of the BJ Services trade name was due to the decision to minimize the use of the BJ Services trade name as part of our overall branding strategy. The BJ Services trade name was revalued resulting in a revised fair value of $61 million, with a remaining useful life of three years, which we began amortizing in 2012 on an accelerated basis.
The following table details the impairment charge by reportable segment.

2011
North America	$105
Latin America	64
Europe/Africa/Russia Caspian	48
Middle East/Asia Pacific	47
Industrial Services and Other	51
Total	$315

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from 2 to 30 years. Amortization expense included in net income for the years ended December 31, 2012, 2011 and 2010 was $140 million, $96 million and $76 million, respectively. Estimated amortization expense for each of the subsequent five fiscal years is expected to be as follows: 2013 - $116 million; 2014 - $101 million; 2015 - $94 million; 2016 - $92 million; and 2017 - $88 million.
NOTE 8. INDEBTEDNESS
Total debt consisted of the following at December 31, net of unamortized discount and debt issuance cost:

	2012	2011
6.0% Notes due June 2018 with an effective interest rate of 6.29%	$263	$265
7.5% Senior Notes due November 2018 with an effective interest rate of 7.61%	744	743
3.2% Senior Notes due August 2021 with an effective interest rate of 3.32%	743	742
8.55% Debentures due June 2024 with an effective interest rate of 8.76%	148	148
6.875% Notes due January 2029 with an effective interest rate of 7.08%	393	393
5.125% Notes due September 2040 with an effective interest rate of 5.22%	1,480	1,479
Commercial paper with an effective interest rate of 0.24%	925	130
Other debt	220	169
Total debt	4,916	4,069
Less: short-term debt and current portion of long-term debt	1,079	224
Long-term debt	$3,837	$3,845
The estimated fair value of total debt at December 31, 2012 and 2011 was $5,829 million and $4,910 million, respectively, which differs from the carrying amounts of $4,916 million and $4,069 million, respectively, included in our consolidated balance sheets. The fair value was determined using quoted period end market prices.
At December 31, 2012 we had a $2.5 billion committed revolving credit facility maturing in September 2016. As of December 31, 2012, we were in compliance with all of the facility's covenants. There were no direct borrowings under the committed revolving credit facility during 2012. We also have a commercial paper program under which we may issue up to $2.5 billion in commercial paper with maturities of no more than 270 days. The maximum combined borrowing at any point in time under both the commercial paper program and the credit facility is $2.5 billion. At December 31, 2012, we had $925 million of commercial paper outstanding. Maturities of debt at December 31, 2012 are as follows: 2013 - $1,079 million; 2014 - $10 million; 2015 - $13 million; 2016 - $15 million; 2017 - $8 million; and $3,791 million thereafter.
In 2011, we redeemed in full our 6.5% Senior Notes due in November 2013, which resulted in the payment of a redemption premium of $63 million and in a pre-tax loss on the early extinguishment of this debt of $40 million, which included the redemption premium and the write off of the remaining original debt issuance cost and debt discount, partially offset by a gain of $25 million from the termination of two related interest rate swap agreements.
NOTE 9. SEGMENT INFORMATION
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
In the first quarter of 2012, we changed our reporting structure to include the reservoir development services business (“RDS”) within our four oilfield geographic segments. All prior period segment disclosures for revenue and profit before tax have been reclassified to include RDS within our four oilfield geographic segments. The impact of these changes to the Industrial Services and Other segment was to reduce revenue by $108 million and $92 million for the year ended December 31, 2011 and 2010, respectively; and increase profit before tax by $42 million and $28 million for the year ended December 31, 2011 and 2010, respectively. For 2011, segment profit before tax includes the charge of $315 million related to the impairment of trade names. For further discussion of the trade name impairments and breakdown by reportable segment, see Note 7. Goodwill and Intangible Assets.
Summarized financial information is shown in the following table.

	2012		2011		2010
Segments	Revenue	Profit (Loss) Before Tax	Revenue	Profit (Loss) Before Tax	Revenue	Profit (Loss) Before Tax
North America	$10,836	$1,268	$10,279	$1,908	$6,642	$1,146
Latin America	2,399	197	2,190	223	1,576	74
Europe/Africa/Russia Caspian	3,634	586	3,372	336	3,050	257
Middle East/Asia Pacific	3,275	313	2,852	310	2,267	169
Industrial Services and Other	1,217	131	1,138	95	879	127
Total Operations	21,361	2,495	19,831	2,872	14,414	1,773
Corporate and Other	—	(513)	—	(533)	—	(491)
Total	$21,361	$1,982	$19,831	$2,339	$14,414	$1,282
The following table presents the details of “Corporate and Other” segment loss for the years ended December 31:

	2012	2011	2010
Corporate and other expenses	$(303)	$(272)	$(222)
Interest expense, net	(210)	(221)	(141)
Loss on early extinguishment of debt	—	(40)	—
Gain on investments	—	—	6
Acquisition-related costs	—	—	(134)
Total	$(513)	$(533)	$(491)

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

The following tables present capital expenditures and depreciation and amortization by segment for the years ended December 31 and total assets by segment at December 31:

	2012		2011		2010
Segments	Capital Expenditures	Depreciation and Amortization	Capital Expenditures	Depreciation and Amortization	Capital Expenditures	Depreciation and Amortization
North America	$1,373	$750	$1,243	$625	$599	$437
Latin America	234	225	274	202	191	174
Europe/Africa/Russia Caspian	374	257	357	236	312	231
Middle East/Asia Pacific	345	234	228	207	206	187
Industrial Services and Other	563	55	325	49	177	37
Total Operations	2,889	1,521	2,427	1,319	1,485	1,066
Corporate and Other	21	47	34	2	6	3
Total	$2,910	$1,568	$2,461	$1,321	$1,491	$1,069

Total Assets	2012	2011	2010
North America	$10,176	$9,809	$8,266
Latin America	2,898	2,730	2,728
Europe/Africa/Russia Caspian	3,896	3,848	3,550
Middle East/Asia Pacific	3,685	3,321	3,139
Industrial Services and Other	4,792	4,227	3,543
Total Operations	25,447	23,935	21,226
Corporate and Other	1,242	912	1,760
Total	$26,689	$24,847	$22,986
Assets of our Global Products and Services group, which includes product line marketing and technology, supply chain, and information technology organizations, are included in the Industrial Services and Other segment. All costs and expenses, including depreciation and amortization, for the Global Products and Services group have been allocated to our segments as these enterprise organizations support our global operations. Corporate assets include cash, certain property, plant and equipment, and certain other noncurrent assets.
The following tables present geographic consolidated revenue and consolidated revenue for each group of similar products and services for the years ended December 31:

	2012	2011	2010
U.S.	$9,903	$9,131	$6,043
Canada and other	1,598	1,768	1,186
North America	11,501	10,899	7,229
Latin America	2,436	2,220	1,583
Europe/Africa/Russia Caspian	3,981	3,671	3,218
Middle East/Asia Pacific	3,443	3,041	2,384
Total	$21,361	$19,831	$14,414

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

	2012	2011	2010
Completion and Production	$12,949	$12,469	$8,548
Drilling and Evaluation	7,195	6,224	4,987
Industrial Services and Other	1,217	1,138	879
Total	$21,361	$19,831	$14,414
The following table presents net property, plant and equipment by its geographic location at December 31:

	2012	2011	2010
U.S.	$4,627	$3,752	$3,023
Canada and other	642	529	467
North America	5,269	4,281	3,490
Latin America	912	891	788
Europe/Africa/Russia Caspian	1,419	1,325	1,118
Middle East/Asia Pacific	1,107	918	914
Total	$8,707	$7,415	$6,310
NOTE 10. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT PLANS
We have both funded and unfunded noncontributory defined benefit pension plans (“Pension Benefits”) covering certain employees primarily in the U.S., the U.K., Germany and Canada. Under the provisions of the U.S. qualified pension plan (the “U.S. Plan”), a hypothetical cash balance account is established for each participant. Such accounts receive quarterly credits based on a percentage according to the employee’s age on the last day of the quarter applied to quarterly eligible compensation and interest credits based on the balance in the account on the last day of the quarter. For the majority of the participants in the U.K. pension plans, we do not accrue benefits as the plans are frozen. The Germany pension plan is an unfunded plan where benefits are based on creditable years of service, creditable pay and accrual rates. The Canada pension plan is frozen, and we no longer accrue on a defined benefit basis. We also provide certain postretirement health care benefits (“other postretirement benefits”), through an unfunded plan, to a closed group of U.S. employees who retire and have met certain age and service requirements. This plan was amended during 2012 and as a result was closed to new participants as of December 31, 2012. This amendment resulted in a reduction in the benefit obligation of $69 million, which was recorded as a prior service credit in accumulated other comprehensive loss.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

Funded Status
Below is the reconciliation of the beginning and ending balances of benefit obligations, fair value of plan assets and the funded status of our plans.

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$524	$444	$643	$593	$196	$166
Service cost	63	38	8	9	13	8
Interest cost	21	21	32	33	7	8
Actuarial loss	20	43	76	25	16	28
Benefits paid	(34)	(19)	(22)	(16)	(15)	(14)
Plan amendments	—	—	9	—	(69)	—
Settlements	—	—	(23)	—	—	—
Other	(5)	(3)	(8)	(1)	—	—
Exchange rate adjustments	—	—	25	—	—	—
Benefit obligation at end of year	589	524	740	643	148	196

Change in plan assets:
Fair value of plan assets at beginning of year	433	416	526	474	—	—
Actual return on plan assets	53	(5)	43	38	—	—
Employer contributions	76	43	44	28	15	14
Benefits paid	(34)	(19)	(22)	(16)	(15)	(14)
Settlements	—	—	(23)	—	—	—
Other	(4)	(2)	—	1	—	—
Exchange rate adjustments	—	—	24	1	—	—
Fair value of plan assets at end of year	524	433	592	526	—	—

Funded status - underfunded at end of year	$(65)	$(91)	$(148)	$(117)	$(148)	$(196)

Accumulated benefit obligation	$540	$491	$700	$616	$148	$196
The amounts recognized in the consolidated balance sheets consist of the following at December 31:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Noncurrent assets	$—	$—	$2	$6	$—	$—
Current liabilities	(2)	(3)	(8)	(5)	(15)	(16)
Noncurrent liabilities	(63)	(88)	(142)	(118)	(133)	(180)
Net amount recognized	$(65)	$(91)	$(148)	$(117)	$(148)	$(196)
The funded status position represents the difference between the benefit obligation and the plan assets. The projected benefit obligation (“PBO”) for pension benefits represents the actuarial present value of benefits attributed to employee services and compensation and includes an assumption about future compensation levels. The accumulated benefit obligation (“ABO”) is the actuarial present value of pension benefits attributed to employee

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

service to date and present compensation levels. The ABO differs from the PBO in that the ABO does not include any assumptions about future compensation levels.
Information for the plans with ABOs in excess of plan assets is as follows at December 31:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Projected benefit obligation	$19	$524	$395	$345	n/a	n/a
Accumulated benefit obligation	$19	$491	$366	$322	$148	$196
Fair value of plan assets	$—	$433	$255	$225	n/a	n/a
Weighted average assumptions used to determine benefit obligations for these plans are as follows for the years ended December 31:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Discount rate	3.6%	4.2%	4.4%	5.0%	3.2%	3.8%
Rate of compensation increase	5.6%	5.4%	4.4%	4.4%	n/a	n/a
Social security increase	2.8%	2.8%	2.1%	2.1%	n/a	n/a
The development of the discount rate for our U.S. plans and substantially all non-U.S. plans was based on a bond matching model, whereby a hypothetical bond portfolio of high-quality, fixed-income securities is selected that will match the cash flows underlying the projected benefit obligation.
Accumulated Other Comprehensive Loss
The amount recorded before-tax in accumulated other comprehensive loss related to employee benefit plans consists of the following at December 31:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Net actuarial loss	$205	$219	$193	$130	$53	$38
Net prior service cost (credit)	2	2	9	—	(95)	(28)
Total	$207	$221	$202	$130	$(42)	$10
The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss and included in net periodic benefit cost in 2013 are $21 million and $1 million, respectively. The estimated net actuarial loss and prior service credit for the other postretirement benefits that will be amortized from accumulated other comprehensive loss and included in net periodic benefit cost in 2013 are $3 million and $7 million, respectively.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

Net Periodic Benefit Cost
The components of net periodic cost (benefit) are as follows for the years ended December 31:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Service cost	$63	$38	$32	$8	$9	$8	$13	$8	$10
Interest cost	21	21	22	32	33	26	7	8	9
Expected return on plan assets	(35)	(31)	(28)	(36)	(33)	(23)	—	—	—
Amortization of prior service cost	—	—	—	—	—	—	(2)	(2)	1
Amortization of net actuarial loss	15	10	11	6	4	4	1	—	—
Curtailment/settlements	—	—	—	4	(4)	(1)	—	—	—
Net periodic cost	$64	$38	$37	$14	$9	$14	$19	$14	$20
Weighted average assumptions used to determine net periodic cost (benefit) for these plans are as follows for the years ended December 31:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Discount rate	4.2%	4.9%	5.9%	5.0%	5.5%	5.6%	3.8%	4.9%	5.9%
Expected long-term return on plan assets	7.4%	7.8%	7.8%	6.7%	6.7%	6.6%	n/a	n/a	n/a
Rate of compensation increase	5.4%	5.4%	4.0%	4.4%	4.3%	4.2%	n/a	n/a	n/a
Social security increase	2.8%	2.8%	3.5%	2.1%	2.9%	3.2%	n/a	n/a	n/a
In selecting the expected rate of return on plan assets, we consider the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of these plans. This includes considering the trusts’ asset allocation and the expected returns likely to be earned over the life of the plans.
Health Care Cost Trend Rates
Assumed health care cost trend rates have a significant effect on the amounts reported for other postretirement benefits. As of December 31, 2012, the health care cost trend rate was 8.1% for employees under age 65, declining gradually each successive year until it reaches 4.5%. A one percentage point change in assumed health care cost trend rates would have had the following effects on 2012:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$0.3	$(0.3)
Effect on postretirement welfare benefit obligation	$5.4	$(5.2)
Plan Assets
We have investment committees that meet regularly to review the portfolio returns and to determine asset-mix targets based on asset/liability studies. Third-party investment consultants assist us in developing asset allocation strategies to determine our expected rates of return and expected risk for various investment portfolios. The

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

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
U.S. Qualified Pension Plan
The investment policy of the U.S. Plan was developed after examining the historical relationships of risk and return among asset classes and the relationship between the expected behavior of the U.S. Plan’s assets and liabilities. The investment policy of the U.S. Plan is designed to provide the greatest probability of meeting or exceeding the U.S. Plan’s objectives at the lowest possible risk. In evaluating risk, the investment committee for the U.S. Plan (“U.S. Committee”) reviews the long-term characteristics of various asset classes, focusing on balancing risk with expected return. Accordingly, the U.S. Committee selected the following five asset classes as allowable investments for the assets of the U.S. Plan: U.S. equities, U.S. fixed-income securities, non-U.S. equities, real estate and hedge funds.
The fair value of the assets in our U.S. Plan at December 31, 2012 and 2011, by asset category, are presented below and were determined based on valuation techniques categorized as follows:

•	Level One: The use of quoted prices in active markets for identical financial instruments.

•
Level Two: The use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or other inputs that are observable in the market or can be corroborated by observable market data.

•	Level Three: The use of significantly unobservable inputs that typically require the use of management's estimates of assumptions that market participants would use in pricing.

	2012				2011
Asset Category	Total Asset Value	Level One	Level Two	Level Three	Total Asset Value	Level One	Level Two	Level Three
Cash and Cash Equivalents	$3	$—	$3	$—	$6	$—	$6	$—
Fixed Income (1)	101	—	101	—	96	—	96	—
Non-U.S. Equity (2)	111	—	111	—	104	—	104	—
U.S. Equity (3)	106	—	106	—	104	—	104	—
Hedge Funds (4)	172	—	—	172	110	—	—	110
Real Estate Funds (5)	7	—	—	7	5	—	—	5
Real Estate Investment Trust Equity	8	—	8	—	8	—	8	—
Private Equity (6)	16	—	—	16	—	—	—	—
Total	$524	$—	$329	$195	$433	$—	$318	$115

(1)
A multi-manager strategy investing in fixed income securities. The current allocation includes: 24% in corporate bonds; 20% in mutual funds (government agencies); 18% in mutual funds (corporate bonds); 16% in government mortgage-backed securities; 14% in government bonds; 5% in asset-backed securities; and 3% in cash and other securities.

(2)	Multi-manager strategy investing in common stocks of non-U.S. listed companies using both value and growth approaches.

(3)	Multi-manager strategy investing in common stocks of U.S. listed companies using value and growth approaches.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

(4)	Strategies taking long and short positions in equities, fixed income securities, currencies and derivative contracts.

(5)	Strategy investing in the global private real estate secondary market using a value-based investment approach.

(6)	Partnership making opportunistic investments on a global basis across asset classes, capital structures and geographies.
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
The table below presents the fair value of the assets in our Non-U.S. Plans by asset category and by valuation technique at December 31:

	2012				2011
Asset Category	Total Asset Value	Level One	Level Two	Level Three	Total Asset Value	Level One	Level Two	Level Three
Cash and Cash Equivalents	$14	$14	$—	$—	$1	$—	$1	$—
Asset Allocation (1)	136	—	136	—	102	—	102	—
Bonds - U.K. - Corporate (2)	72	—	72	—	56	—	56	—
Bonds - U.K. - Government (3)	170	—	170	—	154	—	154	—
Equities (4)	164	—	164	—	179	—	179	—
Real Estate Funds (5)	20	—	—	20	19	—	—	19
Insurance contracts	16	—	—	16	15	—	—	15
Total	$592	$14	$542	$36	$526	$—	$492	$34

(1)	Invests in mixes of global common stocks and bonds to achieve broad diversification.

(2)	Invests passively in Sterling-denominated investment grade corporate bonds.

(3)	Invests passively in Sterling-denominated government issued bonds.

(4)
Invests in broad equity funds based on securities offered in various regions or countries. Equity funds are allocated by region as follows: 57% Global; 15% U.K.; 9% Emerging Markets; 7% North America; 6% Asia Pacific; and 6% Europe.

(5)	Invests in a diversified range of property throughout the U.K., principally in the retail, office and industrial/warehouse sectors.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

The following table presents the changes in the fair value of assets determined using level 3 unobservable inputs:

	U.S. Private Equity Fund	U.S. Property Fund	U.S. Hedge Fund	Non-U.S. Property Fund	Non-U.S. Insurance Contracts	Total
Balance at December 31, 2009	$—	$13	$—	$19	$7	$39
Unrealized gains	—	1	—	—	—	1
Purchases	—	—	—	—	9	9
Balance at December 31, 2010	—	14	—	19	16	49
Unrealized gains	—	2	5	—	—	7
Unrealized losses	—	—	(5)	—	—	(5)
Sales	—	(15)	—	—	(2)	(17)
Purchases	—	4	110	—	1	115
Balance at December 31, 2011	—	5	110	19	15	149
Unrealized gains	—	—	10	1	4	15
Unrealized losses	(2)	—	—	—	—	(2)
Sales	—	—	—	—	(5)	(5)
Purchases	18	2	52	—	2	74
Balance at December 31, 2012	$16	$7	$172	$20	$16	$231
Expected Cash Flows
For all pension plans, we make annual contributions to the plans in amounts equal to or greater than amounts necessary to meet minimum governmental funding requirements. In 2013, we expect to contribute between $40 million and $45 million to our U.S. pension plans and between $75 million and $80 million to the non-U.S. pension plans. In 2013, we also expect to make benefit payments related to other postretirement benefits of between $14 million and $16 million.
The following table presents the expected benefit payments over the next ten years. The U.S. and non-U.S. pension benefit payments are made by the respective pension trust funds.

Year	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Postretirement Benefits
2013	$32	$22	$15
2014	$35	$22	$15
2015	$39	$25	$14
2016	$42	$29	$14
2017	$46	$34	$14
2018-2022	$274	$220	$66
DEFINED CONTRIBUTION PLANS
During the periods reported, generally all of our U.S. employees were eligible to participate in our sponsored 401(k) plans (“Thrift Plans”). The Thrift Plans allow eligible employees to elect to contribute portions of their salaries to an investment trust. Employee contributions are matched by the Company in cash at the rate of $1.00 per $1.00 employee contribution for the first 5% or 6%, dependent on the plan, of the employee’s salary and such contributions vest immediately. In addition, we make cash contributions for all eligible employees between 2% and 5% of their salary depending on the employee’s age. Such contributions are fully vested to the employee after three years of employment. The Thrift Plans provide several investment options, for which the employee has sole

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

investment discretion. The Thrift Plans do not offer the Company's common stock as an investment option. Our contributions to the Thrift Plans and several other non-U.S. defined contribution plans amounted to $232 million, $189 million and $169 million in 2012, 2011 and 2010, respectively.
For certain non-U.S. employees who are not eligible to participate in the Thrift Plans, we provide a non-qualified defined contribution plan that provides basically the same benefits as those provided in the Thrift Plans. In addition, we provide a non-qualified supplemental retirement plan (“SRP”) for certain officers and employees whose benefits under the Thrift Plans and/or the U.S. qualified pension plan are limited by federal tax law. The SRP also allows the eligible employees to defer a portion of their eligible compensation and provides for employer matching and base contributions pursuant to limitations. Both non-qualified plans are invested through trusts, and the assets and corresponding liabilities are included in our consolidated balance sheets. Our contributions to these non-qualified plans amounted to $17 million, $11 million and $11 million in 2012, 2011 and 2010, respectively. In 2013, we estimate we will contribute between $255 million and $280 million to all of our defined contribution plans.
POSTEMPLOYMENT BENEFITS
We provide certain postemployment disability income, medical and other benefits to substantially all qualifying former or inactive U.S. employees. Income benefits for long-term disability are provided through a fully-insured plan. The continuation of medical and other benefits while on disability (“Continuation Benefits”) are provided through a qualified self-insured plan. The accrued postemployment liability for Continuation Benefits at December 31, 2012 and 2011 was $26 million and $23 million, respectively, and is included in other liabilities in our consolidated balance sheets.
NOTE 11. COMMITMENTS AND CONTINGENCIES
LEASES
At December 31, 2012, we had long-term non-cancelable operating leases covering certain facilities and equipment. The minimum annual rental commitments, net of amounts due under subleases, for each of the five years in the period ending December 31, 2017 are $204 million, $156 million, $99 million, $63 million and $35 million, respectively, and $119 million in the aggregate thereafter. Rent expense was $559 million, $401 million and $355 million for the years ended December 31, 2012, 2011 and 2010, respectively. We have not entered into any significant capital leases during the three years ended December 31, 2012.
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
On September 19, 2012, our subsidiary, Baker Hughes Oilfield Operations, Inc. (“BHOO”) terminated a sand supply agreement it had entered into with Hi-Crush Operating, LLC (“Hi-Crush”) on October 28, 2011 (as amended by the First Amendment to Supply Agreement on May 10, 2012, collectively the “Supply Agreement”) as a result of Hi-Crush's breach of the Supply Agreement. On November 12, 2012, Hi-Crush filed a lawsuit against BHOO in the 129th Judicial District Court in Harris County, Texas., Cause No. 2012-67261; Hi-Crush Operating, LLC v. Baker Hughes Oilfield Operations, Inc. In its petition, Hi-Crush claims that BHOO's termination was “invalid” constituting a breach and that BHOO “anticipatorily repudiated the Supply Agreement without just excuse.” Hi-Crush claims that it is entitled to recover liquidated damages of $187 million based on the undelivered Minimum Purchase Requirement provision defined in the Supply Agreement; in the alternative, Hi-Crush seeks an unspecified amount of actual damages. On December 17, 2012, BHOO filed a responsive pleading denying Hi-Crush's allegations and also filed

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

a counter claim for breach of contract. BHOO intends to vigorously defend itself and seeks to recover the damages it has incurred as a result of Hi-Crush's breach of contract. We do not expect the outcome of this matter to have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of this matter.
We were among several unrelated companies who received a subpoena from the Office of the New York Attorney General, dated June 17, 2011. The subpoena received by the Company seeks information and documents relating to, among other things, natural gas development and hydraulic fracturing. We are discussing the subpoena with the New York Attorney General's office.
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
We have also been identified as a potentially responsible party (“PRP”) in remedial activities related to various Superfund sites. We participate in the process set out in the Joint Participation and Defense Agreement to negotiate with government agencies, identify other PRPs, and determine each PRP’s allocation and estimate remediation costs. We have accrued what we believe to be our pro-rata share of the total estimated cost of remediation and associated management of these Superfund sites. This share is based upon the ratio that the estimated volume of waste we contributed to the site bears to the total estimated volume of waste disposed at the site. Applicable U.S. federal law imposes joint and several liability on each PRP for the cleanup of these sites leaving us with the uncertainty that we may be responsible for the remediation cost attributable to other PRPs who are unable to pay their share. No accrual has been made under the joint and several liability concept for those Superfund sites where our participation is de minimis since we believe that the probability that we will have to pay material costs above our volumetric share is remote. We believe there are other PRPs who have greater involvement on a volumetric calculation basis, who have substantial assets and who may be reasonably expected to pay their share of the cost of remediation. For those Superfund sites where we are a significant PRP, remediation costs are estimated to include recalcitrant parties. In some cases, we have insurance coverage or contractual indemnities from third parties to cover a portion of the ultimate liability.
Our total accrual for environmental remediation is $32 million and $29 million, which includes accruals of $4 million and $5 million for the various Superfund sites, at December 31, 2012 and 2011, respectively. The determination of the required accruals for remediation costs is subject to uncertainty, including the evolving nature of environmental regulations and the difficulty in estimating the extent and type of remediation activity that is necessary.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

OTHER
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees, which totaled approximately $1.5 billion at December 31, 2012. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our consolidated financial statements. We also had commitments outstanding for purchase obligations related to capital expenditures and inventory under contracts of approximately $1.5 billion at December 31, 2012.
NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in accumulated other comprehensive loss, net of tax:

	Pensions and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2010	$(159)	$(261)	$(420)
Translation adjustments	—	(43)	(43)
Amortization of prior service cost	(2)	—	(2)
Amortization of actuarial net loss	14	—	14
Actuarial net loss arising in the year	(148)	—	(148)
Deferred taxes	44	—	44
Balance at December 31, 2011	(251)	(304)	(555)
Translation adjustments	—	78	78
Amortization of prior service cost	(2)	—	(2)
Amortization of actuarial net loss	22	—	22
Actuarial net loss arising in the year	(66)	—	(66)
Plan amendments	60	—	60
Deferred taxes	(13)	—	(13)
Balance at December 31, 2012	$(250)	$(226)	$(476)
NOTE 13. SUBSEQUENT EVENTS
During 2012, we initiated a plan to sell the Process and Pipeline Services (“PPS”) business, part of the Industrial Services and Other segment, and had previously reported their financial results as discontinued operations. In February 2013, the decision was made to retain the PPS business, and accordingly, we have included the financial results of PPS in continuing operations for all years presented.
In February 2013, Venezuela's currency was devalued from the prior exchange rate of 4.3 Bolivars Fuertes per U.S. Dollar to 6.3 Bolivars Fuertes per U.S. Dollar to apply to our local currency denominated balances and transactions. We estimate the impact of this devaluation to be a loss of approximately $25 million, which will be recorded in the first quarter of 2013. Going forward, although this devaluation will result in a reduction in the U.S. Dollar reported amount of local currency denominated revenues and expenses, we do not believe the impact will be material to our consolidated financial statements.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

NOTE 14. QUARTERLY DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter (2)	Fourth Quarter (3)	Total Year
2012
Revenue	$5,355	$5,326	$5,355	$5,325	$21,361
Gross Profit (1)	966	944	841	757	3,508
Net income attributable to Baker Hughes	379	439	279	214	1,311
Basic earnings per share attributable to Baker Hughes	0.86	1.00	0.63	0.49	2.98
Diluted earnings per share attributable to Baker Hughes	0.86	1.00	0.63	0.49	2.97
Dividends per share	0.15	0.15	0.15	0.15	0.60
Common stock market prices:
High	52.40	44.76	50.10	47.10
Low	40.79	38.13	38.85	39.64

2011
Revenue	$4,525	$4,741	$5,178	$5,387	$19,831
Gross Profit (1)	922	909	1,130	1,144	4,105
Net income attributable to Baker Hughes	381	338	706	314	1,739
Basic earnings per share attributable to Baker Hughes	0.88	0.78	1.62	0.72	3.99
Diluted earnings per share attributable to Baker Hughes	0.87	0.77	1.61	0.72	3.97
Dividends per share	0.15	0.15	0.15	0.15	0.60
Common stock market prices:
High	74.16	78.00	79.94	60.89
Low	54.83	67.27	46.15	44.47

(1)	Represents revenue less cost of sales, cost of services and research and engineering.

(2)
Net income attributable to Baker Hughes for 2011 includes a tax benefit of $214 million associated with the reorganization of certain foreign subsidiaries. For further discussion, see Note 3. Income Taxes of the Notes to Consolidated Financial Statements.

(3)
Net income attributable to Baker Hughes for 2011 includes a charge of $315 million before-tax ($220 million net of tax), the majority of which relates to the impairment associated with the decision to minimize the use of the BJ Services trade name. For further discussion, see Note 7. Goodwill and Intangible Assets of the Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this annual report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, as of December 31, 2012, our disclosure controls and procedures, as defined by Rule 13a-15(e) of the Exchange Act, are effective at a reasonable assurance level.
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
Design and Evaluation of Internal Control Over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management included a report of their assessment of the design and effectiveness of our internal controls over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8 under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal controls over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding the Business Code of Conduct and Code of Ethical Conduct Certificates for our principal executive officer, principal financial officer and principal accounting officer are described in Item 1. Business of this Annual Report. Information concerning our directors is set forth in the sections entitled “Proposal No. 1, Election of Directors,” and “Corporate Governance - Committees of the Board - Audit/Ethics Committee” in our Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2012 (“Proxy Statement”), which sections are incorporated herein by reference. For information regarding our executive officers, see “Item 1. Business - Executive Officers” in this Annual Report on Form 10-K. Additional information regarding compliance by directors and executive officers with Section 16(a) of the Exchange Act is set forth under the section entitled “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement, which section is incorporated herein by reference.
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
Equity Compensation Plan Information
The information in the following table is presented as of December 31, 2012 with respect to shares of our common stock that may be issued under our existing equity compensation plans, including the Baker Hughes Incorporated 2002 Employee Long-Term Incentive Plan, the Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan, the BJ Services 1997 Incentive Plan, the BJ Services 2000 Incentive Plan, the BJ Services 2003 Incentive Plan, the Employee Stock Purchase Plan, all of which have been approved by our stockholders (in millions, except per share prices).

Equity Compensation Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Stockholder-approved plans (excluding Employee Stock Purchase Plan)	11.1	$51.81	6.5
Nonstockholder-approved plans (1)	0.1	32.79	0.5
Subtotal (except for weighted average exercise price)	11.2	51.79	7.0
Employee Stock Purchase Plan (2)	—	—	1.9
Total	11.2	$51.79	8.9

(1)	The table includes the following nonstockholder-approved plan: the Director Compensation Deferral Plan. A description of this plan is set forth below.

(2)
The per share purchase price under the Baker Hughes Incorporated Employee Stock Purchase Plan is determined in accordance with section 423 of the Code and is 85% of the lower of the fair market value of a share of our common stock on the date of grant or the date of purchase.

Our nonstockholder-approved plan is described below:
Director Compensation Deferral Plan
The Baker Hughes Incorporated Director Compensation Deferral Plan, as amended and restated effective January 1, 2009 (the “Deferral Plan”), is intended to provide a means for members of our Board of Directors to defer compensation otherwise payable and provide flexibility with respect to our compensation policies. Under the provisions of the Deferral Plan, directors may elect to defer income with respect to each calendar year. The compensation deferrals may be stock option-related deferrals or cash-based deferrals. If a director elects a stock option-related deferral, on the last day of each calendar quarter he or she will be granted a nonqualified stock option. The number of shares subject to the stock option is calculated by multiplying the amount of the deferred compensation that otherwise would have been paid to the director during the quarter by 4.4 and then dividing by the fair market value of our common stock on the last day of the quarter. The per share exercise price of the option will be the fair market value of a share of our common stock on the date the option is granted. Stock options granted under the Deferral Plan vest on the first anniversary of the date of grant and must be exercised within ten years of the date of grant. If a director’s directorship terminates for any reason, any options outstanding will expire three years after the termination of the directorship. The maximum aggregate number of shares of our common stock that may be issued under the Deferral Plan is 0.5 million. As of December 31, 2012, options covering approximately 9,000 shares of our common stock were outstanding under the Deferral Plan, there were no shares exercised during fiscal 2012 and approximately 0.5 million shares remained available for future options.
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

3.2	Restated Bylaws of Baker Hughes Incorporated effective as of January 25, 2013 (filed as Exhibit 3.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed January 28, 2013).

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

4.3	Restated Bylaws of Baker Hughes Incorporated effective as of January 25, 2013 (filed as Exhibit 3.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed January 28, 2013).

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

10.3+
Form of Change in Control Agreement between Baker Hughes Incorporated and certain of the executive officers effective as of July 16, 2012 (filed as Exhibit 10.1 to the Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2012).

10.4+
Form of Executive Loyalty, Confidentiality, Non-Solicitation, and Non-Competition Agreement between Baker Hughes Incorporated and certain of the executive officers (filed as Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2011).

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

10.14+	Amendment to Baker Hughes Incorporated Executive Severance Plan dated April 22, 2010 (filed as Exhibit 10.1 to Current Report on Baker Hughes Incorporated Form 8-K filed on April 23, 2010).

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

10.18+	Baker Hughes Incorporated 2002 Employee Long-Term Incentive Plan (filed as Exhibit 4.4 to Registration Statement No. 333-87372 of Baker Hughes Incorporated on Form S-8 filed May 1, 2002).

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

10.23+
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

10.25*	Baker Hughes Incorporated Employee Stock Purchase Plan, as amended and restated, effective as of January 1, 2012.

10.26+
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

10.28+
Form of Baker Hughes Incorporated Nonqualified Stock Option Award Agreement and Terms and Conditions for officers (filed as Exhibit 10.70 to Annual Report on Form 10-K for the year ended December 31, 2011).

10.29+
Form of Baker Hughes Incorporated Incentive Stock Option Award Agreement and Terms and Conditions for officers (filed as Exhibit 10.71 to Annual Report on Form 10-K for the year ended December 31, 2011).

10.30+	Form of Baker Hughes Incorporated Performance Unit Award Agreement and Terms and Conditions for officers (filed as Exhibit 10.72 to Annual Report on Form 10-K for the year ended December 31, 2011).

10.31+
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

10.33+
Form of Baker Hughes Incorporated Restricted Stock Award, including Terms and Conditions for directors (filed as Exhibit 10.40 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2005).

10.34+*	Form of Baker Hughes Incorporated Restricted Stock Unit Award, including Terms and Conditions for directors.

10.35+
Form of Baker Hughes Incorporated Stock Option Award Agreement, including Terms and Conditions for directors (filed as Exhibit 10.41 of Baker Hughes Incorporated to Annual Report on Form 10-K for the year ended December 31, 2005).

10.36+
Form of Baker Hughes Incorporated Performance Unit Award Agreement and Terms and Conditions for officers (filed as Exhibit 10.48 to Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2009).

10.37+
Performance Goals adopted October 21, 2010 for the Performance Unit Awards granted in 2010 under the Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan (filed as Exhibit 10.2 to Current Report of Baker Hughes Incorporated on Form 8-K filed October 22, 2010).

10.38+
Performance Goals adopted October 21, 2010 for the Performance Unit Awards granted in 2011 under the Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan (filed as Exhibit 10.3 to Current Report of Baker Hughes Incorporated on Form 8-K filed October 22, 2010).

10.39+*	Performance Goals adopted January 25, 2012 for the Performance Unit Awards granted in 2012 under the Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan.

10.40+	BJ Services Company 1997 Incentive Plan (filed as Appendix B to BJ Services Company Proxy Statement dated December 22, 1997).

10.41+	Amendment effective July 22, 1999 to BJ Services Company 1997 Incentive Plan (filed as Exhibit 10.26 to BJ Services Company Annual Report on Form 10-K for the year ended September 30, 1999).

10.42+	Amendment effective January 27, 2000 to BJ Services Company 1997 Incentive Plan (filed as Appendix C to BJ Services Company Proxy Statement dated December 20, 1999).

10.43+	Amendment effective May 10, 2001 to BJ Services Company 1997 Incentive Plan (filed as Appendix C to BJ Services Company Proxy Statement dated April 10, 2001).

10.44+	Fifth Amendment effective October 15, 2001 to BJ Services Company 1997 Incentive Plan (filed as Exhibit 10.17 to BJ Services Company Annual Report on Form 10-K for the year ended September 30, 2001).

10.45+	Eighth Amendment effective November 15, 2006 to BJ Services Company 1997 Incentive Plan (filed as Exhibit 10.3 to BJ Services Company Current Report on Form 8-K filed on December 13, 2006).

10.46+
Ninth Amendment effective October 13, 2008 to BJ Services Company 1997 Incentive Plan (filed as Exhibit 10.16 to BJ Services Company’s Annual Report on Form 10-K for the year ended September 30, 2008).

10.47+	Tenth Amendment effective December 5, 2008 to BJ Services Company 1997 Incentive Plan (filed as Exhibit 10.2 to BJ Services Company Quarterly Report for the quarterly period ended December 31, 2008).

10.48+	BJ Services Company 2000 Incentive Plan (filed as Appendix B to BJ Services Company Proxy Statement dated December 20, 2000).

10.49+	First Amendment effective March 22, 2001 to BJ Services Company 2000 Incentive Plan (filed as Exhibit 10.2 to BJ Services Company Registration Statement on Form S-8 (Reg. No. 333-73348).

10.50+	Second Amendment effective May 10, 2001 to BJ Services Company 2000 Incentive Plan (filed as Appendix D to BJ Services Company Proxy Statement dated April 10, 2001).

10.51+	Third Amendment effective October 15, 2001 to BJ Services Company 2000 Incentive Plan (filed as Exhibit 10.24 to BJ Services Company Annual Report on Form 10-K for the year ended September 30, 2001).

10.52+	Fifth Amendment effective November 15, 2006 to BJ Services Company 2000 Incentive Plan (filed as Exhibit 10.4 to BJ Services Company Current Report on Form 8-K filed on December 13, 2006).

10.53+	Sixth Amendment effective October 13, 2008 to BJ Services Company 2000 Incentive Plan (filed as Exhibit 10.22 to BJ Services Company Annual Report on Form 10-K for the year ended September 30, 2008).

10.54+
Seventh Amendment effective December 5, 2008 to BJ Services Company 2000 Incentive Plan (filed as Exhibit 10.3 to BJ Services Company Quarterly Report for the quarterly period ended December 31, 2008).

10.55+	Amended and Restated BJ Services Company 2003 Incentive Plan (filed as Appendix A to BJ Services Company Proxy Statement dated December 15, 2008).

10.56+	First Amendment to the Amended and Restated BJ Services Company 2003 Incentive Plan (filed as Exhibit 10.1 to BJ Services Company Quarterly Report for the quarterly period ended March 31, 2009).

10.57
Credit Agreement dated as of September 13, 2011, among Baker Hughes Incorporated, JP Morgan Chase Bank, N.A., as Administrative Agent and twenty-one lenders for $2.5 billion, in the aggregate for all banks (filed as Exhibit 10.1 to Current Report of Baker Hughes Incorporated on Form 8-K filed September 14, 2011).

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

BAKER HUGHES INCORPORATED

Date:	February 13, 2013	/s/ MARTIN S. CRAIGHEAD
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 13th day of February 2013.

Signature	Title

/S/ MARTIN S. CRAIGHEAD	President and Chief Executive Officer and Director
(Martin S. Craighead)	(principal executive officer)

/S/ CHAD C. DEATON	Executive Chairman of the Board
(Chad C. Deaton)

/S/ PETER A. RAGAUSS	Senior Vice President and Chief Financial Officer
(Peter A. Ragauss)	(principal financial officer)

/S/ ALAN J. KEIFER	Vice President and Controller
(Alan J. Keifer)	(principal accounting officer)

Signature	Title

/S/ LARRY D. BRADY	Director
(Larry D. Brady)

/S/ CLARENCE P. CAZALOT, JR.	Director
(Clarence P. Cazalot, Jr.)

/S/ LYNN L. ELSENHANS	Director
(Lynn L. Elsenhans)

/S/ ANTHONY G. FERNANDES	Director
(Anthony G. Fernandes)

/S/ CLAIRE W. GARGALLI	Director
(Claire W. Gargalli)

/S/ PIERRE H. JUNGELS	Director
(Pierre H. Jungels)

/S/ JAMES A. LASH	Director
(James A. Lash)

/S/ J. LARRY NICHOLS	Director
(J. Larry Nichols)

/S/ H. JOHN RILEY, JR.	Director
(H. John Riley, Jr.)

/S/ JAMES W. STEWART	Director
(James W. Stewart)

/S/ CHARLES L. WATSON	Director
(Charles L. Watson)

Baker Hughes Incorporated
Schedule II - Valuation and Qualifying Accounts

(In millions)	Balance at Beginning of Period	Charged to Cost and Expenses	Write-offs (1)	Other Changes (2)	Balance at End of Period
Year ended December 31, 2012
Reserve for doubtful accounts receivable	$229	$100	$(22)	$1	$308
Reserve for inventories	304	68	(28)	2	346
Year ended December 31, 2011
Reserve for doubtful accounts receivable	162	84	(18)	1	229
Reserve for inventories	322	16	(36)	2	304
Year ended December 31, 2010
Reserve for doubtful accounts receivable	157	39	(24)	(10)	162
Reserve for inventories	297	33	(32)	24	322

(1)	Represents the elimination of accounts receivable and inventory deemed uncollectible or worthless.

(2)	Represents transfers, currency translation adjustments and divestitures.