Form 10-Q
period 2013-06-30
BAKER HUGHES INC
filed 2013-07-24
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
YES ☐ NO ☑
As of July 18, 2013, the registrant has outstanding 443,042,857 shares of Common Stock, $1 par value per share.

Baker Hughes Incorporated

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Baker Hughes Incorporated
Consolidated Condensed Statements of Income
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Sales	$1,869	$1,811	$3,618	$3,540
Services	3,618	3,515	7,099	7,141
Total revenue	5,487	5,326	10,717	10,681
Costs and expenses:
Cost of sales	1,467	1,404	2,851	2,772
Cost of services	3,124	2,850	6,066	5,747
Research and engineering	131	128	258	252
Marketing, general and administrative	329	305	651	644
Total costs and expenses	5,051	4,687	9,826	9,415
Operating income	436	639	891	1,266
Interest expense, net	(60)	(50)	(115)	(104)
Income before income taxes	376	589	776	1,162
Income taxes	(131)	(151)	(263)	(344)
Net income	245	438	513	818
Net (income) loss attributable to noncontrolling interests	(5)	1	(6)	—
Net income attributable to Baker Hughes	$240	$439	$507	$818

Basic earnings per share attributable to Baker Hughes	$0.54	$1.00	$1.14	$1.86

Diluted earnings per share attributable to Baker Hughes	$0.54	$1.00	$1.14	$1.86

Cash dividends per share	$0.15	$0.15	$0.30	$0.30
See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Baker Hughes Incorporated
Consolidated Condensed Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$245	$438	$513	$818
Other comprehensive (loss) income:
Currency translation adjustments	(30)	(57)	(110)	(2)
Pension and other postretirement benefits, net of tax	3	6	13	19
Hedge transactions, net of tax	(3)	1	(3)	1
Other comprehensive (loss) income	(30)	(50)	(100)	18
Comprehensive income	215	388	413	836
Comprehensive (income) loss attributable to noncontrolling interests	(5)	1	(6)	—
Comprehensive income attributable to Baker Hughes	$210	$389	$407	$836
See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Baker Hughes Incorporated
Consolidated Condensed Balance Sheets
(In millions)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,123	$1,015
Accounts receivable - less allowance for doubtful accounts (2013 - $274; 2012 - $308)	5,197	4,815
Inventories, net	3,838	3,781
Deferred income taxes	299	266
Other current assets	473	540
Total current assets	10,930	10,417
Property, plant and equipment - less accumulated depreciation (2013 - $6,705; 2012 - $6,315)	8,855	8,707
Goodwill	5,954	5,958
Intangible assets, net	934	993
Other assets	677	614
Total assets	$27,350	$26,689
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,211	$1,737
Short-term debt and current portion of long-term debt	1,068	1,079
Accrued employee compensation	568	646
Income taxes payable	194	226
Other accrued liabilities	467	436
Total current liabilities	4,508	4,124
Long-term debt	3,841	3,837
Deferred income taxes and other tax liabilities	674	745
Liabilities for pensions and other postretirement benefits	565	579
Other liabilities	135	136
Commitments and contingencies
Equity:
Common stock	443	441
Capital in excess of par value	7,577	7,495
Retained earnings	9,984	9,609
Accumulated other comprehensive loss	(576)	(476)
Baker Hughes stockholders’ equity	17,428	17,069
Noncontrolling interests	199	199
Total equity	17,627	17,268
Total liabilities and equity	$27,350	$26,689
See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Baker Hughes Incorporated
Consolidated Condensed Statements of Equity
(In millions)
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2012	$441	$7,495	$9,609	$(476)	$199	$17,268
Comprehensive income:
Net income			507		6	513
Other comprehensive loss				(100)		(100)
Activity related to stock plans	2	22				24
Stock-based compensation		60				60
Cash dividends ($0.30 per share)			(132)			(132)
Net activity related to noncontrolling interests					(6)	(6)
Balance at June 30, 2013	$443	$7,577	$9,984	$(576)	$199	$17,627

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2011	$437	$7,303	$8,561	$(555)	$218	$15,964
Comprehensive income:
Net income			818			818
Other comprehensive income				18		18
Activity related to stock plans	2	29				31
Stock-based compensation		61				61
Cash dividends ($0.30 per share)			(131)			(131)
Net activity related to noncontrolling interests		22			(24)	(2)
Balance at June 30, 2012	$439	$7,415	$9,248	$(537)	$194	$16,759
See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Baker Hughes Incorporated
Consolidated Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$513	$818
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	839	743
Other noncash items	(107)	(200)
Changes in operating assets and liabilities:
Accounts receivable	(494)	(130)
Inventories	(89)	(597)
Accounts payable	502	60
Other operating items, net	(86)	(570)
Net cash flows provided by operating activities	1,078	124
Cash flows from investing activities:
Expenditures for capital assets	(1,041)	(1,442)
Proceeds from disposal of assets	183	203
Other investing items, net	(4)	—
Net cash flows used in investing activities	(862)	(1,239)
Cash flows from financing activities:
Net (repayments) proceeds of commercial paper borrowings and other debt with three months or less original maturity	(40)	962
Net borrowings of short-term debt	40	—
Dividends paid	(132)	(131)
Other financing items, net	29	24
Net cash flows (used in) provided by financing activities	(103)	855
Effect of foreign exchange rate changes on cash and cash equivalents	(5)	2
Increase (decrease) in cash and cash equivalents	108	(258)
Cash and cash equivalents, beginning of period	1,015	1,050
Cash and cash equivalents, end of period	$1,123	$792
Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$343	$697
Interest paid	$121	$119
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$102	$146
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
NOTE 2. VENEZUELAN CURRENCY DEVALUATION
In February 2013, Venezuela's currency was devalued from the prior exchange rate of 4.3 Bolivars Fuertes per U.S. Dollar to 6.3 Bolivars Fuertes per U.S. Dollar, which applies to our local currency denominated balances. The impact of this devaluation was a loss of $23 million that was recorded in marketing, general and administrative expense in the first quarter of 2013.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

NOTE 3. EARNINGS PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings per share (“EPS”) computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average common shares outstanding for basic EPS	443	439	443	439
Effect of dilutive securities - stock plans	1	1	1	1
Adjusted weighted average common shares outstanding for diluted EPS	444	440	444	440
Future potentially dilutive shares excluded from diluted EPS:
Options with an exercise price greater than the average market price for the period	7	8	7	8
NOTE 4. INVENTORIES
Inventories, net of reserves, are comprised of the following:

	June 30, 2013	December 31, 2012
Finished goods	$3,390	$3,336
Work in process	227	228
Raw materials	221	217
Total inventories	$3,838	$3,781
NOTE 5. INTANGIBLE ASSETS
Intangible assets are comprised of the following:

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Less: Accumulated Amortization	Net	Gross Carrying Amount	Less: Accumulated Amortization	Net
Definite lived intangibles:
Technology	$815	$308	$507	$787	$282	$505
Contract-based	16	11	5	16	10	6
Trade names	121	71	50	121	60	61
Customer relationships	494	138	356	494	117	377
Subtotal	1,446	528	918	1,418	469	949
Indefinite lived intangibles:
In-process research and development	16	—	16	44	—	44
Total intangible assets	$1,462	$528	$934	$1,462	$469	$993

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from 3 to 30 years. Amortization expense included in net income for the three months and six months ended June 30, 2013 was $30 million and $59 million, respectively, as compared to $34 million and $68 million reported in 2012 for the same periods, and is estimated to be $59 million for the remainder of fiscal year 2013. Estimated amortization expense for each of the subsequent five fiscal years is expected to be as follows: 2014 - $105 million; 2015 - $97 million; 2016 - $95 million; 2017 - $92 million; and 2018 - $86 million.
NOTE 6. FINANCIAL INSTRUMENTS
Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, debt and foreign currency forward contracts. Except as described below, the estimated fair value of such financial instruments at June 30, 2013 and December 31, 2012 approximates their carrying value as reflected in our unaudited consolidated condensed balance sheets.
The estimated fair value of total debt at June 30, 2013 and December 31, 2012 was $5,486 million and $5,829 million, respectively, which differs from the carrying amounts of $4,909 million and $4,916 million, respectively, included in our unaudited consolidated condensed balance sheets. The fair value was determined using quoted period-end market prices.
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
Summarized financial information is shown in the following table.

	Three Months Ended		Three Months Ended
	June 30, 2013		June 30, 2012
Segments	Revenue	Profit (Loss) Before Taxes	Revenue	Profit (Loss) Before Taxes
North America	$2,677	$211	$2,672	$357
Latin America	557	(18)	604	77
Europe/Africa/Russia Caspian	966	151	925	156
Middle East/Asia Pacific	971	115	804	87
Industrial Services and Other	316	39	321	44
Total Operations	5,487	498	5,326	721
Corporate and Other	—	(62)	—	(82)
Interest expense, net	—	(60)	—	(50)
Total	$5,487	$376	$5,326	$589

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

	Six Months Ended		Six Months Ended
	June 30, 2013		June 30, 2012
Segments	Revenue	Profit (Loss) Before Taxes	Revenue	Profit (Loss) Before Taxes
North America	$5,280	$446	$5,535	$758
Latin America	1,147	31	1,177	144
Europe/Africa/Russia Caspian	1,820	244	1,818	309
Middle East/Asia Pacific	1,865	231	1,549	162
Industrial Services and Other	605	63	602	66
Total Operations	10,717	1,015	10,681	1,439
Corporate and Other	—	(124)	—	(173)
Interest expense, net	—	(115)	—	(104)
Total	$10,717	$776	$10,681	$1,162
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
The components of net periodic pension cost are as follows for the three months ended June 30:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Postretirement Benefits
	2013	2012	2013	2012	2013	2012
Service cost	$16	$16	$4	$2	$2	$3
Interest cost	5	5	8	8	1	2
Expected return on plan assets	(10)	(9)	(10)	(9)	—	—
Amortization of prior service benefit	—	—	—	—	(2)	(1)
Amortization of net actuarial loss	4	4	2	2	1	—
Net periodic pension cost	$15	$16	$4	$3	$2	$4

The components of net periodic pension cost are as follows for the six months ended June 30:

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Postretirement Benefits
	2013	2012	2013	2012	2013	2012
Service cost	$32	$32	$8	$4	$4	$6
Interest cost	11	10	16	16	2	4
Expected return on plan assets	(20)	(18)	(20)	(18)	—	—
Amortization of prior service benefit	—	—	—	—	(4)	(2)
Amortization of net actuarial loss	7	8	4	3	2	1
Benefit settlement	—	—	—	6	—	—
Net periodic pension cost	$30	$32	$8	$11	$4	$9

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

NOTE 9. COMMITMENTS AND CONTINGENCIES
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
On May 30, 2013, we received a Civil Investigative Demand (“CID”) from the United States Department of Justice (“DOJ”) pursuant to the Antitrust Civil Process Act.  The CID seeks documents and information from us for the period from May 29, 2011 through the date of the CID in connection with a DOJ investigation related to pressure pumping services in the United States.  We are working with the DOJ to provide the requested documents and information. We are not able to predict what action, if any, might be taken in the future by the DOJ or other governmental authorities as a result of the investigation.
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
OTHER
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including surety bonds for performance, letters of credit and other bank guarantees, which totaled approximately $1.4 billion at June 30, 2013. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our unaudited consolidated condensed financial statements.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS
Total accumulated other comprehensive loss consists of the following:

	Pensions and Other Postretirement Benefits	Currency Translation Adjustments	Hedge Transactions	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$(250)	$(226)	$—	$(476)
Other comprehensive income (loss) before reclassifications	7	(110)	(3)	(106)
Amounts reclassified from accumulated other comprehensive loss	9	—	—	9
Deferred taxes	(3)	—	—	(3)
Balance at June 30, 2013	$(237)	$(336)	$(3)	$(576)

	Pensions and Other Postretirement Benefits	Currency Translation Adjustments	Hedge Transactions	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$(251)	$(304)	$—	$(555)
Other comprehensive income (loss) before reclassifications	12	(2)	1	11
Amounts reclassified from accumulated other comprehensive loss	10	—	—	10
Deferred taxes	(3)	—	—	(3)
Balance at June 30, 2012	$(232)	$(306)	$1	$(537)
The amounts reclassified from accumulated other comprehensive loss during the six months ended June 30, 2012 and 2013 represent the amortization of prior service benefit and actuarial loss which are included in the computation of net periodic pension cost (see Note 8. Employee Benefit Plans for additional details). Net periodic pension cost is recorded in cost of sales and services, research and engineering, and marketing, general and administrative expenses.

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
For the second quarter of 2013, we generated revenue of $5.49 billion, an increase of $161 million or 3% compared to the second quarter of 2012, and an increase of $257 million or 5% compared to the first quarter of 2013, or sequentially. Revenue for the six months ended June 30, 2013 was $10.72 billion compared to $10.68 billion for the same period in 2012. Net income attributable to Baker Hughes was $240 million for the second quarter of 2013 compared to $439 million for the second quarter of 2012, and $267 million for the first quarter of 2013. Net income attributable to Baker Hughes was $507 million for the first six months of 2013 compared to $818 million for the first six months of 2012.
North America oilfield revenue for the second quarter of 2013 of $2.68 billion was essentially flat compared to the second quarter of 2012, and increased 3% compared to the first quarter of 2013. North America oilfield profit before tax for the second quarter of 2013 was $211 million compared to $357 million for the second quarter of 2012, and $235 million for the first quarter of 2013. Our second quarter profitability for 2013 compared to the same quarter a year ago was impacted by reduced pricing in our pressure pumping business, which continued to be influenced by excess capacity in the market. Additionally, Canadian activity was lower than usual for the second quarter due to severe flooding, which also adversely impacted North America profitability. Sequentially, our North America oilfield revenue increased due to improved utilization in our pressure pumping business, increased activity in our completions and production product lines in U.S. Land, and continued improvement in the Gulf of Mexico, offset by the unusually wet weather in Canada. However, profit before tax is sequentially lower primarily due to sales mix, as higher margin Canadian revenue was replaced with lower margin pressure pumping revenue. Compared to the first quarter of 2013, North America profit before tax was also impacted by an $11 million charge for certain proppants used in pressure pumping. North America oilfield revenue for the six months ended June 30, 2013 was $5.28 billion, a decrease of 5% compared to the same period in 2012. North America oilfield profit before tax for the six months ended June 30, 2013 was $446 million compared to $758 million for the six months ended June 30, 2012.
Oilfield revenue outside of North America for the second quarter of 2013 was $2.49 billion, an increase of 7% compared to the second quarter of 2012 driven by strong growth in the Middle East/Asia Pacific segment. Sequentially, oilfield revenue outside of North America also increased 7% due to growth throughout the Eastern Hemisphere. Oilfield profitability outside of North America for the second quarter of 2013 was $248 million compared to $320 million for the second quarter of 2012 and $258 million for the first quarter of 2013. Although activity has increased in many of our international segments, unfavorable sales mix and other operating costs have reduced profitability year over year. Sequentially, despite improvement in the Europe/Africa/Russia Caspian segment, our profitability decreased due to a significant decline in our drilling activities in Brazil as well as increases in our allowance for doubtful accounts in Latin America. Oilfield revenue outside of North America for the six months ended June 30, 2013 was $4.83 billion, an increase of 6% compared to the six months ended June 30, 2012. Oilfield profitability outside of North America for the six months ended June 30, 2013 was $506 million compared to $615 million for the same period in 2012.
As of June 30, 2013, we had approximately 59,500 employees compared to approximately 58,800 employees as of December 31, 2012.
BUSINESS ENVIRONMENT
In North America, rig counts declined 11% in the second quarter of 2013 compared to the same period a year ago. Despite a cold winter and strong demand, continued natural gas production in the unconventional shale plays contributed to high natural gas working inventories and ultimately low commodity prices that do not support incremental investment in natural gas-directed rig activities. As a result, customer spending in the natural gas shale plays remained limited, with natural gas-directed rig activity declining 35% in the second quarter of 2013 compared to the same period a year ago. Customer spending for oil in the U.S. remained steady during the second quarter of 2013 as evidenced by the fact that the oil-directed rig count increased by 23 rigs, or 2%, compared to the same period in 2012. However, this was offset by a reduction of 28 oil-directed rigs, or 23%, in Canada for the same periods. High oil price differentials in Canada, primarily due to constrained refinery and pipeline capacity, and unusually wet weather resulted in reduced customer spending and subsequently, the reduction in rig counts.
Outside of North America, customer spending is most heavily influenced by Brent oil prices. On average, Brent oil prices decreased 5% in the second quarter of 2013 compared to the same period a year ago as Europe's economic concerns increased, growth in China showed signs of slowing and global oil supplies increased. Due to the long-term planning cycles associated with many international projects, customers do not tend to react to short-term movements in oil prices. As a result, despite lower prices, the international rig count grew by 6% in the second quarter of 2013 compared to the same quarter in 2012, with the largest gains seen in Africa and Europe.
Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Brent oil price ($/Bbl) (1)	$103.00	$108.95	$107.87	$113.74
WTI oil price ($/Bbl) (2)	94.13	93.42	94.24	98.14
Natural gas price ($/mmBtu) (3)	4.02	2.29	3.76	2.37

(1)	Bloomberg Dated Brent (“Brent”)

(2)	Bloomberg West Texas Intermediate (“WTI”) Cushing Crude Oil Spot Price

(3)	Bloomberg Henry Hub Natural Gas Spot Price
Brent oil prices averaged $103.00/Bbl in the second quarter of 2013. Brent oil prices declined sharply in the early part of the second quarter of 2013 as unfavorable economic data in the U.S., China and Europe resulted in reductions in 2013 oil demand growth forecasts by the International Energy Agency ("IEA") and Organization of Petroleum Exporting Countries (“OPEC”). However, prices quickly rebounded back above $100/Bbl by late April, where they remained for the duration of the quarter. During the quarter, Brent oil prices ranged from a high of $110.42/Bbl in early April 2013 to a low of $96.79/Bbl in mid April 2013. In its July 2013 Oil Market Report, the IEA revised its 2013 estimated global oil demand upward to 90.8 million barrels per day due to unseasonably cold late winter weather. In April, the IEA had revised its 2013 estimated global oil demand downward to 90.6 million barrels per day from its original estimate of 90.8 million barrels per day. The estimated 2013 global demand exceeds 2012 global demand of 89.9 million barrels per day.
WTI oil prices averaged $94.13/Bbl in the second quarter of 2013. Prices ranged from a high of $98.44/Bbl in June 2013 to a low of $86.68/Bbl in April 2013. WTI prices closed the quarter at $96.56/Bbl. During the quarter, the Brent-WTI spread, or the difference between the spot prices of Brent and WTI crude oils, narrowed considerably to within $5.60/Bbl. This represents the lowest spread in three years, and is primarily attributed to displacement of Brent-quality crude imports into North America by increased U.S. oil production and improved crude-by-rail and pipeline infrastructure within the U.S.
In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, averaged $4.02/mmBtu in the second quarter of 2013. Natural gas prices, which have been low since late 2011, continued to rebound during the early part of the second quarter. Cold winter and spring seasons in key consuming regions of the U.S. increased demand, resulting in natural gas storage levels below the five year average for the first time since late 2011. Later in the quarter, mild weather conditions in key consuming regions reduced demand and led to increased inventories. Natural gas prices began to decline in late April and continued their slide throughout the remainder of the quarter despite an eighteen year low in the natural gas rig count. Overall for the quarter, prices ranged from a high of $4.38/mmBtu in April 2013 to a low of $3.57/mmBtu at the end of June 2013. According to the U.S. Department of Energy (“DOE”), working natural gas in storage at the end of the second quarter of 2013 was 2,605/Bcf, which was 16% or 497/Bcf below the corresponding period in 2012.
Baker Hughes Rig Count
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
Rigs in the U.S. and Canada are counted as active if, on the day the count is taken, the well being drilled has been started but drilling has not been completed, and the well is anticipated to be of sufficient depth to be a potential consumer of drill bits. In international areas, rigs are counted on a weekly basis and deemed active if drilling activities occurred during the week. The weekly results are then averaged for the month and published accordingly. The rig count does not include rigs that are in transit from one location to another, rigging up, being used in non-drilling activities, including production testing, completion and workover, and are not expected to be significant consumers of drill bits.

The rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
U.S. - land and inland waters	1,710	1,924	(11)%	1,708	1,935	(12)%
U.S. - offshore	52	47	11%	52	45	16%
Canada	152	177	(14)%	342	380	(10)%
North America	1,914	2,148	(11)%	2,102	2,360	(11)%
Latin America	425	438	(3)%	426	435	(2)%
North Sea	42	41	2%	45	39	15%
Continental Europe	91	76	20%	88	76	16%
Africa	127	90	41%	121	86	41%
Middle East	369	343	8%	362	327	11%
Asia Pacific	252	241	5%	248	246	1%
Outside North America	1,306	1,229	6%	1,290	1,209	7%
Worldwide	3,220	3,377	(5)%	3,392	3,569	(5)%
The rig count in North America decreased 11% in the second quarter of 2013 compared to the same period a year ago as natural gas-directed rig counts declined 35%. Oil-directed rig counts were flat year over year. The natural gas-directed rig count reflected a 39% decrease in the U.S. and a 9% increase in Canada. The oil-directed rig count increased 2% in the U.S., but was largely offset by a 23% decrease in Canada. Natural gas-directed drilling was negatively impacted by the continued weakness in North America natural gas prices which discouraged new investment in natural gas fields. The modest growth in oil-directed drilling in the U.S. was primarily a result of continued strong oil prices sufficient to support continued development of the liquids rich unconventional shale plays. In Canada, many operators continued to curtail their drilling plans during the second quarter of 2013 due to high oil price differentials as compared to WTI, reduced cash flows from natural gas activities, and unusually wet weather in June. Overall, the Canadian rig count declined 14% in the second quarter of 2013 as compared to the same quarter in 2012.
Outside North America, the rig count in the second quarter of 2013 increased 6% compared to the same period a year ago. The rig count in Latin America decreased 3% primarily due to lower land rig activity in Brazil and Colombia, partially offset by increased rig activity in Argentina and Ecuador. In Europe, the rig count in the North Sea increased 2%, while in Continental Europe, the rig count increased 20% primarily due to higher activity in Turkey, the Balkans and Sakhalin. The rig count increased 41% in Africa primarily due to the continued improvement of drilling activities in Libya, as well as higher activity in Algeria and Nigeria. The rig count increased 8% in the Middle East primarily due to the inclusion of Iraq in the rig count and higher activity in Pakistan. These gains were partially offset by reduced activity in Egypt, and the exclusion of Syria from the rig count. In Asia Pacific, the rig count increased 5% as a result of higher activity in India, Thailand and offshore China, partially offset by decreased activity in Indonesia.
Baker Hughes Well Count

Baker Hughes began providing well count data to the oil and natural gas industry in July 2013. The Baker Hughes Well Count is an extension of the Baker Hughes Rig Count, and provides a quarterly census of the number of new onshore oil and natural gas wells where drilling began, or spud, in the U.S. The Baker Hughes Well Count includes wells that are identified to be significant consumers of oilfield services and supplies, and excludes wells categorized as workover, plugged and abandoned or completed. We believe the counting process and resulting data is reliable; however, it is subject to our ability to obtain accurate and timely information.

During the second quarter of 2013, 8,800 wells were spud on land in the U.S. This compares to 9,582 wells spud in the second quarter of 2012, or a reduction of 8%. For the six months ended June 30, 2013, 17,334 wells were spud on land in the U.S. This compares to 18,755 wells during the first six months of 2012, or a reduction of 8%.
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

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2013	2012			2013	2012
Revenue:
North America	$2,677	$2,672	$5	—%	$5,280	$5,535	$(255)	(5)%
Latin America	557	604	(47)	(8%)	1,147	1,177	(30)	(3)%
Europe/Africa/Russia Caspian	966	925	41	4%	1,820	1,818	2	—%
Middle East/Asia Pacific	971	804	167	21%	1,865	1,549	316	20%
Industrial Services and Other	316	321	(5)	(2%)	605	602	3	—%
Total	$5,487	$5,326	$161	3%	$10,717	$10,681	$36	—%

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2013	2012			2013	2012
Profit Before Tax:
North America	$211	$357	$(146)	(41%)	$446	$758	$(312)	(41)%
Latin America	(18)	77	(95)	(123%)	31	144	(113)	(78)%
Europe/Africa/Russia Caspian	151	156	(5)	(3%)	244	309	(65)	(21)%
Middle East/Asia Pacific	115	87	28	32%	231	162	69	43%
Industrial Services and Other	39	44	(5)	(11%)	63	66	(3)	(5)%
Total Operations	498	721	(223)	(31%)	1,015	1,439	(424)	(29)%
Corporate and Other	(62)	(82)	20	(24%)	(124)	(173)	49	(28)%
Interest Expense, net	(60)	(50)	(10)	20%	(115)	(104)	(11)	11%
Total	$376	$589	$(213)	(36%)	$776	$1,162	$(386)	(33)%

Second Quarter of 2013 Compared to the Second Quarter of 2012
Revenue for the second quarter of 2013 increased $161 million or 3% compared to the second quarter of 2012. North American revenue was essentially flat due to decreased demand and pricing for our pressure pumping product line, offset by improved activity in the Gulf of Mexico. International revenue increased primarily as a result of increased activity in the Middle East, Russia Caspian, Africa and Asia Pacific regions.
Profit before tax for the second quarter of 2013 decreased $213 million or 36% compared to the second quarter of 2012. Our profit before tax was significantly impacted by reduced pricing in our pressure pumping business in North America. Profit before tax also declined due to reduced pricing and lower activity in some of our key markets in Latin America coupled with increased reserves for inventory and doubtful accounts in Latin America, and increased operating costs and less favorable sales mix in the Europe and Russia Caspian regions.
North America
North America revenue for the second quarter of 2013 was flat compared to the second quarter of 2012, despite an 11% decrease in the overall North America rig count. Revenue from our pressure pumping product line in the U.S. decreased year over year due predominantly to the reduction in rig activity as well as pricing pressure resulting from surplus capacity and low natural gas prices. Further, in Canada, we experienced lower than usual activity for the second quarter due to severe flooding. In North America, our product lines other than pressure pumping were also impacted by the declining number of active rigs, particularly the drilling services and drilling and completion fluids product lines. However, the decline in revenue was mitigated by improved performance in the completion systems and upstream chemicals product lines. Additionally, revenue growth from the Gulf of Mexico surpassed the 11% year over year increase in the U.S. offshore rig count with all product lines showing improvement. In particular, we experienced revenue gains in the drilling and completion fluids, pressure pumping and completion product lines within our Gulf of Mexico operations.
North America profit before tax was $211 million in the second quarter of 2013, a decrease of $146 million compared to the second quarter of 2012. The decrease in profitability was primarily driven by excess capacity in the pressure pumping market, which led to reduced pricing for our pressure pumping business and lowered profitability. Further, as a result of the unusual spring flooding in Canada, activity levels dipped below their typical level for the second quarter resulting in an unfavorable shift in mix away from higher margin Canadian revenue. Reduced activity in drilling services and drilling fluids in the U.S. also contributed to the reduction in profitability. However, these decreases were partially offset by the increased activity in the Gulf of Mexico, particularly the favorable change in product mix to deepwater completions and pressure pumping services, which provide higher margins.
Latin America
Latin America revenue decreased 8% in the second quarter of 2013 compared to the second quarter of 2012 due primarily to lower activity levels in Brazil and Venezuela, partially offset by revenue growth in the other geomarkets. In Brazil, the rig count declined 27% in the second quarter of 2013 compared to the second quarter of 2012. The revenue decline experienced in Brazil was consistent with the reduction in active rigs, which impacted most product lines, but particularly drilling services, pressure pumping and artificial lift. In addition to reduced demand for our drilling services, we transitioned to a new drilling services contract at lower prices, which also contributed to the reduction in revenue in Brazil. In Venezuela, reduced activity levels led to lower revenue across most product lines, with the greatest reduction experienced in the pressure pumping product line. Further, we experienced a modest reduction in revenue in Venezuela due to the effect of the February 2013 currency devaluation on transactions denominated in the local currency. These reductions were partially mitigated by increases for pressure pumping business in Argentina, drilling services in both Mexico and the Andean plus artificial lift in the Andean.
Latin America profit before tax decreased 123% in the second quarter of 2013 compared to the second quarter of 2012. The decrease in profit before tax in Latin America was primarily related to Brazil where our activity and market share declined as we transitioned to a new drilling services contract at lower prices. Profit before tax in Brazil was further reduced by higher personnel costs and reserves for obsolete inventory. Additionally, profitability in Latin America was negatively impacted by an increase of $20 million in our allowance for doubtful accounts. During the second quarter of 2013, we began taking actions to reduce costs in our Latin America operations. This process should be substantially complete in the third quarter of 2013.
Europe/Africa/Russia Caspian
Europe/Africa/Russia Caspian (“EARC”) revenue increased 4% in the second quarter of 2013 compared to the second quarter of 2012 due to activity growth in Africa and Russia Caspian, partially offset by declines in Europe. In Africa, revenue grew due to increased activity in Nigeria, South Africa, Mozambique and Angola mainly benefiting our drilling services product line. In Nigeria, revenue from our completions product lines also increased year over year. Revenue in the Russia Caspian region increased due to increased activity in the drilling services, artificial lift and pressure pumping product lines. Despite year over year increases in the Europe rig count, particularly in the Continental Europe geomarket, revenue in Europe decreased during the second quarter of 2013 compared to the second quarter of 2012. The primary drivers of the decrease were the completion of drilling services and drilling and completion fluids projects in the Eastern Mediterranean and lower activity in the United Kingdom for the same product lines. These declines were partially offset by increased revenue from performance-based bonuses associated with our new integrated drilling services contract in Norway.
EARC profit before tax decreased 3% in the second quarter of 2013 compared to the second quarter of 2012. Despite the slight increase in revenue, profit before tax declined due to several factors. The completion of several projects in the Eastern Mediterranean along with the general shift in activity from Europe to Russia Caspian and Africa resulted in an unfavorable change in sales mix to products and services with lower margins. Additionally, profit before tax was adversely impacted by start up costs in Norway associated with our integrated drilling services contract, partially offset by performance-based bonuses associated with the same contract. These start up activities were concluded during the quarter.
Middle East/Asia Pacific
Middle East/Asia Pacific (“MEAP”) revenue increased 21% in the second quarter of 2013 compared to the second quarter of 2012. The increase in this segment was largely attributable to the Middle East where we experienced higher demand for drilling services in both Saudi Arabia and Kuwait as well as growth in our integrated operations contracts in Iraq and Saudi Arabia. In Asia Pacific, revenue improved in all geomarkets consistent with the increase in rig counts observed year over year. In particular, our pressure pumping business in Southeast Asia and Australia, drilling services in Indonesia and North Asia and wireline services in Australia benefited most from the increase in activity.
MEAP profit before tax increased 32% in the second quarter of 2013 compared to the second quarter of 2012. The primary driver of the increase in profit before tax was higher incremental profit on increased revenue in Asia Pacific and the Middle East. These profits were partially offset by higher third party costs associated with the integrated operations activities in Iraq and mobilization costs related to our pressure pumping fleet in Saudi Arabia.
Industrial Services and Other
For Industrial Services and Other, both revenue and profit before tax decreased $5 million in the second quarter of 2013 compared to the second quarter of 2012. The decrease in revenue and profit before tax was primarily driven by reduced activity in the downstream refining product lines, partially offset by our process and pipeline services business.
Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Revenue for the six months ended June 30, 2013 increased $36 million compared to the six months ended June 30, 2012. Revenue increases in the Middle East/Asia Pacific segment were offset by lower revenues in North America which were impacted by the pressure pumping product line in both the U.S. and Canada.
Profit before tax for the six months ended June 30, 2013 decreased $386 million or 33% compared to the six months ended June 30, 2012. The North America segment saw the largest decline due predominantly to lower pricing, decreased fleet utilization and increased costs for raw materials for the pressure pumping product line in both the U.S. and Canada. The Latin America segment saw deterioration in profit due to lower rig count activity in Brazil that impacted our drilling services and artificial lift product lines, the impact of the currency devaluation in Venezuela of $23 million, and additional reserves for doubtful accounts across the segment. The Europe/Africa/Russia Caspian segment experienced a decline in profit due to an unfavorable change in sales mix along with increased personnel and start up costs associated with our integrated drilling services contract in Norway. These reductions were partially offset by improvement in the Middle East/Asia Pacific segment for our drilling services product line and integrated operations throughout the region.
Costs and Expenses
The table below details certain unaudited consolidated condensed statement of income data and their percentage of revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	$	%	$	%	$	%	$	%
Revenue	$5,487	100%	$5,326	100%	$10,717	100%	$10,681	100%
Cost of revenue	4,591	84%	4,254	80%	8,917	83%	8,519	80%
Research and engineering	131	2%	128	2%	258	2%	252	2%
Marketing, general and administrative	329	6%	305	6%	651	6%	644	6%
Cost of Revenue
Cost of revenue as a percentage of revenue was 84% and 83% for the three months and six months ended June 30, 2013, respectively, and 80% for the three months and six months ended June 30, 2012. The increase in cost of revenue as a percentage of revenue was due primarily to lower pricing coupled with increased depreciation expenses in our pressure pumping product line in North America. In Latin America, margins declined due to reduced pricing for drilling services, increased personnel costs, additional reserves for inventory in Brazil and by an increase of $20 million in our allowance for doubtful accounts. An increase in operating costs and third party expenses related to integrated operations contracts in the Middle East, start up costs associated with a new drilling services contract in Norway, and an unfavorable change in sales mix in Europe and Africa also reduced our margins.
Marketing, General and Administrative
Marketing, general and administrative expenses increased 8% and 1% for the three months and six months ended June 30, 2013, respectively, compared to the same periods a year ago. The increase in expenses for the three months ended June 30, 2013 is in part due to foreign exchange losses caused by unfavorable movements in exchange rates for most foreign currencies against the U.S. Dollar, particularly the Russian Ruble and Australian Dollar, as well as higher marketing and other administrative costs. For the six months ended June 30, 2013, foreign exchange losses also include a loss of $23 million due to the currency devaluation in Venezuela that occurred in February 2013. These increases were partially offset by the winding down of our worldwide integration efforts subsequent to our acquisition of BJ Services. The conclusion of these efforts resulted in decreased costs related to technology, project management and personnel, and led to improved efficiencies among our global operations and support functions.

Income Taxes
Total income tax expense was $131 million and $263 million for the three months and six months ended June 30, 2013, respectively. Our effective tax rate on income before income taxes for the three months and six months ended June 30, 2013 was 34.8% and 33.9%, respectively. The tax rate for the six months ended June 30, 2013 is lower than the U.S. statutory income tax rate of 35% primarily due to lower rates of tax in certain foreign jurisdictions, the tax benefits recorded as part of the American Taxpayer Relief Act of 2012, and a net decrease in reserves related to prior year tax positions, partially offset by state income taxes.
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
Our outlook for exploration and development spending is based upon our expectations for customer spending in the markets in which we operate, and is driven primarily by our perception of industry expectations for oil and natural gas prices, and their likely impact on customer capital and operating budgets as well as other factors that could impact the economic return oil and natural gas companies expect for developing oil and natural gas reserves. Our forecasts are based on evaluating a number of external sources as well as our internal estimates. External sources include publications by the IEA, OPEC, the Energy Information Administration (“EIA”), and the Organization for Economic Cooperation and Development (“OECD”). We acknowledge that there is a substantial amount of uncertainty regarding these forecasts, thus, while we have internal estimates regarding economic expansion, hydrocarbon demand and overall oilfield activity, we position ourselves to be flexible and responsive to a wide range of potential outcomes.
The primary drivers impacting the 2013 business environment include the following:

•
Worldwide Economic Growth - In general there is a strong linkage between overall economic activity, growth and the demand for hydrocarbons. The outlook for the remainder of 2013 is one of modest strengthening of economic activity amidst ongoing concerns fueled by sovereign debt issues in Europe, a slowdown of the rate of growth in the Chinese economy, and the moderate rate of economic growth in the U.S. The European sovereign debt crisis and the reduction in economic activity have impacted the economies of major exporters, including the U.S. and China. Although steps have been taken by governments to resolve this issue, the crisis and the worsening macroeconomic conditions in the Euro area remain a threat to the global economic outlook. China's rapid economic growth and industrialization has been a major factor in driving up world-wide economic growth since the recession of 2008/2009. China's economic growth rate slowed significantly to 7.8% in 2012, representing its slowest pace since 1999. The economy was projected to pick up in 2013 with year over year forecasts of 8.0% across the board. However, the first quarter 2013 growth rate came in at 7.7% and second quarter growth is currently forecast to be 7.5%. The International Monetary Fund and World Bank, among other major investment banks, have cut estimates for China's 2013 economic growth to approximately 7.7%. In the U.S., the expectation is for only modest economic growth throughout 2013. However, this growth may be hampered by weakness or further deterioration of the global economy, particularly in China and Europe. Additionally, the Federal Reserve has hinted on the potential withdrawal of quantitative easing by the middle of 2014, which would eliminate approximately $1 trillion in yearly liquidity injections. The reduction in quantitative easing could result in significant increases in interest rates, and therefore the cost of borrowing towards new capital projects.

•
Demand for Hydrocarbons - In its July 2013 Oil Market Report, the IEA forecasted global demand for oil to increase 0.9 million barrels per day in 2013, to 90.8 million barrels per day. This expected increase in demand for oil, mainly driven by countries outside the OECD, should support increased expenditures within the oil and natural gas sector. In addition, natural gas is an increasingly important hydrocarbon to meet the world’s energy needs. In its July 2013 Short-Term Energy Outlook, the EIA estimated that U.S. natural gas demand would increase by 0.4 billion cubic feet per day in 2013, to 70.1 billion cubic feet per day.

•
Oil Production - The July 2013 IEA Oil Market Report projected non-OPEC production to grow by 1.2 million barrels per day in 2013 to 54.6 million barrels per day. This increase is largely due to continued production growth from U.S. tight oil formations and Canadian oil sands, fostered by sustained higher oil prices. North American output growth offsets lower European and Latin American supply. Global OPEC production is anticipated to fall by 0.5 million barrels per day in 2013 to 29.6 million barrels per day. Most of the decline comes from Saudi Arabia, in response to growth in non-OPEC supply. Significant investments are expected to be required to increase production capacity, especially in the context of declining production from mature fields and the rapid early well production declines observed in many unconventional plays. New production is anticipated to be increasingly sourced from technically challenging fields with high unit costs, such as in deepwater environments, shale plays and heavy oil resources. However, price volatility driven by global economic and geopolitical uncertainties may lead to delays in operator investment decisions across the rest of the world.

•
Natural Gas Production - Worldwide natural gas production continues to grow. Despite this overall trend, low natural gas prices in North America have resulted in a reduction in the natural gas-directed rig and completion activity in this region. This impacted North America natural gas production in 2012, resulting in a gradual increase in Henry Hub spot gas prices in 2013. Relative cold weather in the later part of the winter season and slightly below average gas in storage has seen spot gas prices rise to a two-year high in April 2013. Overall, worldwide natural gas production will tend to be more stable as high natural gas prices in places such as Europe and Asia encourage sustained global growth.

•
Oil Prices - With WTI oil prices trading between $86.68/Bbl and $98.44/Bbl, and Brent trading between $96.79/Bbl and $110.42/Bbl during the second quarter of 2013, we believe most oil developments globally will continue to provide adequate returns to encourage incremental investment. New midstream infrastructure in the U.S. is expected during the second half of 2013, which should help to narrow the price gap between WTI and Brent. Based on oil supply forecasts and modest anticipated economic growth globally, oil prices are expected to remain relatively stable throughout 2013, barring any major macro-economic event.

•
Natural Gas Prices - With Henry Hub natural gas prices trading between $3.57/mmBtu and $4.38/mmBtu during the second quarter of 2013, particularly low prices when compared to oil on a Btu equivalent basis, we believe that the economics of most dry natural gas-directed investments in North America will continue to be marginal. This is primarily due to the abundant supplies available from the unconventional plays in North America, including natural gas produced in association with unconventional oil wells, which is expected to remain high in the second half of 2013. However, natural gas in storage in April, May and June 2013 fell below the five year average for that time of year. The decline of natural gas in storage resulted from the combination of increased demand for natural gas in the U.S. but flat overall production. In its July 2013 Short Term Energy Outlook, the EIA projected Henry Hub natural gas prices will increase to an average of $3.76/mmBtu in 2013. Future gas demand and gas pricing in the U.S. is sensitive to assumptions regarding fuel competition for power generation and the start of liquefied natural gas (“LNG”) exports, currently anticipated to be in the fourth quarter of 2015.

Activity and Spending Outlook for North America - Overall customer spending in North America is expected to increase in 2013 compared to 2012, but the average annual rig count is expected to remain close to the levels set in the fourth quarter of 2012, in part reflecting improved efficiencies in drilling performance. The slowdown in spending directly related to natural gas development has been largely offset by incremental investment to develop unconventional plays with crude oil and natural gas liquids content. Overall service intensity has increased in North America as customers are demanding key technologies, such as advanced directional drilling, more complex completion systems and pressure pumping to develop the unconventional plays with liquids content. Despite this increase in demand, however, pricing has declined in some basins, particularly for hydraulic fracturing where current pressure pumping capacity exceeds demand. Activity on the continental shelf has been strong, and there has been a steady increase in the granting of new deepwater permits. It is expected that exploration drilling as well as completions and development activity in the Gulf of Mexico will continue to increase throughout the remainder of

2013, with additional deep water rigs being added. In Canada, overall rig activity in 2013 is expected to decline approximately 4% compared to 2012.
Activity and Spending Outlook Outside North America - International activity is driven primarily by the price of oil and natural gas, both of which are high enough to provide attractive economic returns in almost every region and to support some major natural gas export projects. Customers are expected to increase spending to develop new resources and offset declines from existing developed reserves, increasingly relying on advanced technology services to support exploration and production activities in deep water, heavy or viscous oils and tight reservoirs. Areas that are expected to see increased spending in 2013 include: the Middle East, in particular Iraq, including the Kurdistan province, and Saudi Arabia; and Latin America, with the largest growth expected in Mexico, Brazil, and Colombia. Within Southeast Asia, there is an increased focus on exploring and developing oil and natural gas resources to meet rapid local demand growth rather than the historic role of meeting exports. In Africa, traditional growth areas such as Angola and Nigeria are being augmented by new provinces such as Ghana, Uganda, Mozambique and Tanzania, while South Sudan resumed oil exports in the first quarter of 2013. Russia is striving to maintain 10 million barrels of oil per day until the end of the decade by investing in Eastern Siberia and eventually in the Arctic offshore. Efforts in Russia at developing tight oil using vertical drilling are already underway with potential for pilot projects in 2013 and beyond for more complex horizontal drilling and completions. Australia is leading the expansion of export LNG projects, requiring conventional offshore gas drilling in the northwest shelf as well as coal bed methane operations onshore Queensland. Large scale gas pipeline exports from the Caspian region to China and Europe are expected to grow significantly in the next five years, spurring drilling for deeper targets, both onshore and offshore, and increased natural gas process plant capacity. While overall unconventional drilling outside North America is still at its infancy, activities in Australia, China, Saudi Arabia and Argentina are showing early promise, with active interest at ministry and national oil company level in defining unconventional resource potential in almost all countries with active oil and natural gas industries.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2013, we had cash and cash equivalents of $1.12 billion, compared to $1.02 billion of cash and cash equivalents held at December 31, 2012. Substantially all of the consolidated cash balances were held by foreign subsidiaries. A substantial portion of the cash held by foreign subsidiaries at June 30, 2013 was reinvested in our international operations as our intent is to use this cash to, among other things, fund the operations of our foreign subsidiaries. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds based on applicable U.S. tax rates net of foreign taxes.
In addition, we have a $2.5 billion committed revolving credit facility with commercial banks and a commercial paper program under which we may issue up to $2.5 billion. The maximum combined borrowing at any time under both the credit facility and commercial paper program is $2.5 billion. At June 30, 2013, we had $881 million of commercial paper outstanding. We believe that cash on hand, cash flows from operating activities, and the available credit facility, including the issuance of commercial paper, will provide sufficient liquidity to manage our global cash needs.
Cash Flows
Our capital planning process is focused on utilizing cash flows generated from operations in ways that enhance the value of our Company. In the six months ended June 30, 2013, we used cash to pay for a variety of activities including working capital needs, capital expenditures and the payment of dividends.
The following table summarizes cash flows provided (used) by type of activity, for the six months ended June 30:

(In millions)	2013	2012
Operating activities	$1,078	$124
Investing activities	(862)	(1,239)
Financing activities	(103)	855

Operating Activities
Cash flows from operating activities provided $1,078 million in the six months ended June 30, 2013. Before changes in operating assets and liabilities, the major source of funds was net income, including noncontrolling interests, of $513 million plus the noncash provision for depreciation and amortization of $839 million. Net changes in operating assets and liabilities used $167 million for the six months ended June 30, 2013. This was primarily the result of an increase in accounts receivable of $494 million due to both an increase in revenue and slower collections, and an increase in inventory of $89 million offset by an increase in accounts payable of $502 million.
Investing Activities
Our principal recurring investing activity was the funding of capital expenditures to ensure that we have the appropriate levels and types of machinery and equipment and other infrastructure in place to support operations. Expenditures for capital assets totaled $1,041 million in the six months ended June 30, 2013. These expenditures were for machinery and equipment, new facilities, expansions of existing facilities and other infrastructure projects.
Proceeds from the disposal of assets were $183 million in the six months ended June 30, 2013. These disposals related to equipment that was lost-in-hole, and property, machinery, and equipment no longer used in operations that were sold throughout the period.
Financing Activities
We had net repayments related to commercial paper and other debt with three months or less original maturity of $40 million and net proceeds from borrowings of other short term debt of $40 million in the six months ended June 30, 2013. Total debt outstanding at June 30, 2013 was $4.91 billion, a decrease of $7 million compared to December 31, 2012. The total debt to total capitalization (defined as total debt plus equity) ratio was 0.22 at June 30, 2013 and December 31, 2012. We paid dividends of $132 million in the six months ended June 30, 2013.
Available Credit Facility
We have a $2.5 billion committed revolving credit facility with commercial banks that matures in September 2016. At June 30, 2013, we were in compliance with all of the facility’s covenants. There were no direct borrowings under the committed credit facility during the quarter ended June 30, 2013. We also have an outstanding commercial paper program under which we may issue from time to time up to $2.5 billion in commercial paper with maturity of no more than 270 days. The maximum combined borrowing at any point in time under both the commercial paper program and the credit facility is $2.5 billion. At June 30, 2013, we had $881 million of commercial paper outstanding resulting in $1.6 billion available under the credit facility.
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

In 2013, we expect our capital expenditures to be approximately $2 billion, excluding any amount related to acquisitions. The expenditures are expected to be used primarily for normal, recurring items necessary to support our business and operations. A significant portion of our capital expenditures can be adjusted based on future activity of our customers, and accordingly, we will manage our capital expenditures to match market demand. In 2013, we also expect to make interest payments of between $225 million and $240 million, based on debt levels as of June 30, 2013. We anticipate making income tax payments of between $700 million and $800 million in 2013.
Our Board of Directors has authorized a program to repurchase our common stock. We may repurchase our common stock depending on market conditions, applicable legal requirements, our liquidity and other considerations. In the six months ended June 30, 2013 and 2012, we did not repurchase any shares of common stock. At June 30, 2013, we had authorization remaining to repurchase approximately $1.2 billion in common stock. We anticipate paying dividends of between $263 million and $273 million in 2013; however, the Board of Directors can change the dividend policy at any time.
During the six months ended June 30, 2013, we contributed approximately $183 million to our defined benefit, defined contribution and other postretirement plans. We expect to make additional contributions of between $200 million and $230 million to these plans for the remainder of 2013.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the six months ended June 30, 2013, does not differ materially from that discussed under Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in our 2012 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, as of June 30, 2013, our disclosure controls and procedures, as defined by Rule 13a-15(e) of the Exchange Act, are effective at a reasonable assurance level. There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See discussion of legal proceedings in Note 9 of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report, Item 3 of Part I of our 2012 Annual Report and Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of our 2012 Annual Report.
ITEM 1A. RISK FACTORS
As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in our “Risk Factors” in the 2012 Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information about our purchases of equity securities during the three months ended June 30, 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Average Price Paid Per Share (2)	Total Number of Shares Purchased in the Aggregate	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (2)
April 1-30, 2013	27,156	$44.54	—	$—	27,156	$—
May 1-31, 2013	1,075	45.25	—	—	1,075	—
June 1-30, 2013	—	—	—	—	—	—
Total	28,231	$44.56	—	$—	28,231	$1,197,127,803

(1)
Represents shares purchased from employees to pay the option exercise price related to stock-for-stock exchanges in option exercises or to satisfy the tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock units.

(2)
Our Board of Directors has authorized a program to repurchase our common stock from time to time. During the three months ended June 30, 2013, we did not repurchase any shares of our common stock under the program. We had authorization remaining to repurchase up to a total of approximately $1.2 billion of our common stock.

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

ITEM 5. OTHER INFORMATION

Section 219 of the Iran Threat Reduction and Syrian Human Rights Act of 2012 added Section 13(r) to the Exchange Act.  Section 13(r) requires an issuer to disclose in its periodic reports whether it or any of its affiliates knowingly engaged in certain specified activities relating to Iran.  Disclosure is required even where the activities are conducted outside the U.S. by non-U.S. affiliates in compliance with applicable law, and whether or not the activities are actionable under U.S. law.

We had no sales or services reported for Iran in 2012 and no sales or services will be made in 2013.  In January 2012, Baker Eastern S.A., a non-U.S. controlled foreign subsidiary, made its final corporate income tax payment of USD equivalent of $443,000 which was owed due to profits made in Iran prior to ceasing operations pursuant to the December 31, 2006 deadline mandated by the Company.
ITEM 6. EXHIBITS
Each exhibit identified below is filed as a part of this report. Exhibits designated with an “*” are filed as an exhibit to this Quarterly Report on Form 10-Q. Exhibits designated with a "+" are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

3.1	Restated Bylaws of Baker Hughes Incorporated dated as of April 25, 2013 (filed as Exhibit 3.1 to the Current Report of Baker Hughes Incorporated on Form 8-K filed April 30, 2013).
10.1+
Amendment to the Restated and Superseding Employment Agreement by and between Chad C. Deaton and Baker Hughes Incorporated (filed as Exhibit 10.1 to the Current Report of Baker Hughes Incorporated on Form 8-K filed April 30, 2013).

10.2+	Amendment to the Baker Hughes Incorporated Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Current Report of Baker Hughes Incorporated on Form 8-K filed April 30, 2013).
31.1*	Certification of Martin S. Craighead, Chairman and Chief Executive Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Peter A. Ragauss, Senior Vice President and Chief Financial Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32*
Statement of Martin S. Craighead, Chairman and Chief Executive Officer, and Peter A. Ragauss, Senior Vice President and Chief Financial Officer, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

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

BAKER HUGHES INCORPORATED (Registrant)

Date:	July 24, 2013	By:	/s/ PETER A. RAGAUSS
Peter A. Ragauss
Senior Vice President and Chief Financial Officer

Date:	July 24, 2013	By:	/s/ ALAN J. KEIFER
Alan J. Keifer
Vice President and Controller