Form 10-Q
period 2014-03-31
BAKER HUGHES INC
filed 2014-04-23
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
YES ☐ NO ☑
As of April 17, 2014, the registrant has outstanding 435,977,068 shares of Common Stock, $1 par value per share.

Baker Hughes Incorporated

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Baker Hughes Incorporated
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2014	2013
Revenue:
Sales	$1,857	$1,749
Services	3,874	3,481
Total revenue	5,731	5,230
Costs and expenses:
Cost of sales	1,501	1,384
Cost of services	3,219	2,942
Research and engineering	143	127
Marketing, general and administrative	316	322
Total costs and expenses	5,179	4,775
Operating income	552	455
Interest expense, net	(57)	(55)
Income before income taxes	495	400
Income taxes	(159)	(132)
Net income	336	268
Net income attributable to noncontrolling interests	(8)	(1)
Net income attributable to Baker Hughes	$328	$267

Basic earnings per share attributable to Baker Hughes	$0.75	$0.60

Diluted earnings per share attributable to Baker Hughes	$0.74	$0.60

Cash dividends per share	$0.15	$0.15
See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Baker Hughes Incorporated
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2014	2013
Net income	$336	$268
Other comprehensive income (loss):
Foreign currency translation adjustments during the period	(26)	(80)
Pension and other postretirement benefits, net of tax	(4)	10
Other comprehensive loss	(30)	(70)
Comprehensive income	306	198
Comprehensive income attributable to noncontrolling interests	(8)	(1)
Comprehensive income attributable to Baker Hughes	$298	$197
See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Baker Hughes Incorporated
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions)	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,200	$1,399
Accounts receivable - less allowance for doubtful accounts (2014 - $244; 2013 - $238)	5,267	5,138
Inventories, net	3,995	3,884
Deferred income taxes	364	380
Other current assets	440	494
Total current assets	11,266	11,295
Property, plant and equipment - less accumulated depreciation (2014 - $7,503; 2013 - $7,219)	9,055	9,076
Goodwill	5,997	5,966
Intangible assets, net	862	883
Other assets	716	714
Total assets	$27,896	$27,934
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,486	$2,574
Short-term debt and current portion of long-term debt	625	499
Accrued employee compensation	662	778
Income taxes payable	300	213
Other accrued liabilities	453	514
Total current liabilities	4,526	4,578
Long-term debt	3,878	3,882
Deferred income taxes and other tax liabilities	728	821
Liabilities for pensions and other postretirement benefits	582	583
Other liabilities	181	158
Commitments and contingencies
Equity:
Common stock	436	438
Capital in excess of par value	7,195	7,341
Retained earnings	10,700	10,438
Accumulated other comprehensive loss	(534)	(504)
Baker Hughes stockholders’ equity	17,797	17,713
Noncontrolling interests	204	199
Total equity	18,001	17,912
Total liabilities and equity	$27,896	$27,934
See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Baker Hughes Incorporated
Consolidated Condensed Statements of Changes in Equity
(Unaudited)

(In millions, except per share amounts)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance at December 31, 2013	$438	$7,341	$10,438	$(504)	$199	$17,912
Comprehensive income:
Net income			328		8	336
Other comprehensive loss				(30)		(30)
Activity related to stock plans	1	19				20
Repurchase and retirement of common stock	(3)	(197)				(200)
Stock-based compensation		32				32
Cash dividends ($0.15 per share)			(66)			(66)
Net activity related to noncontrolling interests					(3)	(3)
Balance at March 31, 2014	$436	$7,195	$10,700	$(534)	$204	$18,001

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance at December 31, 2012	$441	$7,495	$9,609	$(476)	$199	$17,268
Comprehensive income:
Net income			267		1	268
Other comprehensive loss				(70)		(70)
Activity related to stock plans	1	(13)				(12)
Stock-based compensation		36				36
Cash dividends ($0.15 per share)			(66)			(66)
Net activity related to noncontrolling interests					(6)	(6)
Balance at March 31, 2013	$442	$7,518	$9,810	$(546)	$194	$17,418
See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Baker Hughes Incorporated
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2014	2013
Cash flows from operating activities:
Net income	$336	$268
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	437	415
Other noncash items	(33)	(3)
Changes in operating assets and liabilities:
Accounts receivable	(161)	(378)
Inventories	(116)	(124)
Accounts payable	(85)	312
Other operating items, net	(75)	(104)
Net cash flows provided by operating activities	303	386
Cash flows from investing activities:
Expenditures for capital assets	(439)	(490)
Proceeds from disposal of assets	100	94
Other investing items, net	(25)	—
Net cash flows used in investing activities	(364)	(396)
Cash flows from financing activities:
Net proceeds of commercial paper borrowings and other debt with three months or less original maturity	125	200
Net repayments of short-term debt with greater than three months original maturity	(11)	(24)
Repurchase of common stock	(200)	—
Dividends paid	(66)	(66)
Other financing items, net	14	(10)
Net cash flows (used in) provided by financing activities	(138)	100
Effect of foreign exchange rate changes on cash and cash equivalents	—	(4)
(Decrease) increase in cash and cash equivalents	(199)	86
Cash and cash equivalents, beginning of period	1,399	1,015
Cash and cash equivalents, end of period	$1,200	$1,101
Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$57	$133
Interest paid	$73	$71
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$93	$80
See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Baker Hughes Incorporated (“Baker Hughes,” “Company,” “we,” “our,” or “us,”) is a leading supplier of oilfield services, products, technology and systems used for drilling, formation evaluation, completion and production, pressure pumping, and reservoir development in the worldwide oil and natural gas industry. We also provide products and services for other businesses, including downstream chemicals, and process and pipeline services.

Basis of Presentation

Our unaudited consolidated condensed financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S.”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, certain information and disclosures normally included in our annual financial statements have been condensed or omitted. These unaudited consolidated condensed financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Annual Report”). We believe the unaudited consolidated condensed financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. In the Notes to Unaudited Consolidated Condensed Financial Statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated.

NOTE 2. VENEZUELAN CURRENCY DEVALUATION

In January 2014, the Venezuelan government modified the currency exchange system whereby the official exchange rate of 6.3 Bolivares Fuertes (“BsF”) to the U.S. Dollar applies to certain economic sectors related to purchases of “essential goods and services” while other sectors of the economy apply an exchange rate determined by an auction process conducted by Venezuela's Complimentary System of Foreign Currency Administration (“SICAD 1”). Participation in the SICAD 1 mechanism is controlled by the Venezuelan government and is limited to certain companies that operate in designated industry sectors. In late March 2014, a third currency exchange mechanism was established (“SICAD 2”), which is expected to allow other economic sectors and companies to participate in the auction process.

While the functional currency of our operations in Venezuela is the U.S. Dollar, a portion of the transactions and balances are denominated in BsF. For financial reporting purposes, we remeasure the local currency balances into U.S. Dollars at the official exchange rate of 6.3 BsF to the U.S. Dollar. We are assessing the applicability and impact, if any, on our business of the change in the currency exchange mechanisms and exchange rates. We do not believe the changes will have a material impact on our financial position, results of operations or cash flows. If we applied a higher exchange rate, we would incur a loss in 2014. For example, if we were to apply an exchange rate of 10.7 BsF per U.S. Dollar, the closing rate of the last SICAD 1 auction in March 2014, to our local currency denominated balances at March 31, 2014, it would result in a loss of approximately $7 million.

In February 2013, Venezuela's currency was devalued from the prior exchange rate of 4.3 BsF per U.S. Dollar to 6.3 BsF per U.S. Dollar, which applies to our local currency denominated balances. The impact of this devaluation was a loss of $23 million that was recorded in marketing, general and administrative expense in the first quarter of 2013.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

NOTE 3. EARNINGS PER SHARE

A reconciliation of the number of shares used for the basic and diluted earnings per share (“EPS”) computations is as follows:

	Three Months Ended March 31,
	2014	2013
Weighted average common shares outstanding for basic EPS	439	443
Effect of dilutive securities - stock plans	2	1
Adjusted weighted average common shares outstanding for diluted EPS	441	444
Future potentially dilutive shares excluded from diluted EPS:
Options with an exercise price greater than the average market price for the period	3	8

NOTE 4. INVENTORIES

Inventories, net of reserves, are comprised of the following:

	March 31, 2014	December 31, 2013
Finished goods	$3,541	$3,438
Work in process	234	215
Raw materials	220	231
Total inventories	$3,995	$3,884

NOTE 5. INTANGIBLE ASSETS
Intangible assets are comprised of the following:

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Less: Accumulated Amortization	Net	Gross Carrying Amount	Less: Accumulated Amortization	Net
Technology	$817	$350	$467	$814	$337	$477
Customer relationships	496	167	329	494	157	337
Trade names	120	85	35	120	82	38
Other (1)	43	12	31	43	12	31
Total intangible assets	$1,476	$614	$862	$1,471	$588	$883

(1)	Includes indefinite-lived intangibles of $27 million at March 31, 2014 and December 31, 2013 related to in-process research and development projects.

Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from 3 to 30 years. Amortization expense included in net income for the three months ended March 31, 2014 was $26 million, as compared to $30 million reported in 2013 for the same period.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

Amortization expense of these intangibles over the remainder of 2014 and for each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
Remainder of 2014	$78
2015	97
2016	95
2017	91
2018	86
2019	83

NOTE 6. FINANCIAL INSTRUMENTS

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, debt and foreign currency forward contracts. Except as described below, the estimated fair value of such financial instruments at March 31, 2014 and December 31, 2013 approximates their carrying value as reflected in our unaudited consolidated condensed balance sheets.

The estimated fair value of total debt at March 31, 2014 and December 31, 2013 was $5,097 million and $4,857 million, respectively, which differs from the carrying amounts of $4,503 million and $4,381 million, respectively, included in our unaudited consolidated condensed balance sheets. The fair value was determined using quoted period-end market prices.

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

Summarized financial information is shown in the following table:

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
Segments	Revenue	Profit (Loss) Before Taxes	Revenue	Profit (Loss) Before Taxes
North America	$2,776	$258	$2,603	$235
Latin America	530	55	590	49
Europe/Africa/Russia Caspian	996	142	854	93
Middle East/Asia Pacific	1,108	135	894	116
Industrial Services	321	27	289	24
Total Operations	5,731	617	5,230	517
Corporate and other	—	(65)	—	(62)
Interest expense, net	—	(57)	—	(55)
Total	$5,731	$495	$5,230	$400

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

NOTE 8. EMPLOYEE BENEFIT PLANS

We have both funded and unfunded noncontributory defined benefit pension plans ("Pension Benefits") covering certain employees primarily in the U.S., the United Kingdom, Germany and Canada. We also provide certain postretirement health care benefits (“Other Postretirement Benefits”), through an unfunded plan, to a closed group of U.S. employees who retire and have met certain age and service requirements.

The components of net periodic cost are as follows for the three months ended March 31:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013	2014	2013
Service cost	$17	$16	$3	$4	$1	$2
Interest cost	7	6	9	8	2	1
Expected return on plan assets	(11)	(10)	(10)	(10)	—	—
Amortization of prior service credit	—	—	—	—	(1)	(2)
Amortization of net actuarial loss	2	3	1	2	1	1
Other	—	—	—	—	(4)	—
Net periodic cost	$15	$15	$3	$4	$(1)	$2

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

On October 21, 2013, a collective action lawsuit alleging that we failed to pay an as-yet-undetermined class of workers overtime in compliance with the Fair Labor Standards Act was filed titled Zamora et al. v. Baker Hughes Incorporated in the U.S. District Court for the Southern District of Texas, Corpus Christi Division. On October 10, 2013, a class and collective action lawsuit alleging that we failed to pay a nationwide class of workers overtime in compliance with the Fair Labor Standards Act and certain state laws was filed titled Lea et al. v. Baker Hughes, Inc. in the U.S. District Court for the Southern District of Texas, Galveston Division. We are evaluating the background facts and at this time are not able to predict the outcome of these lawsuits or the amount of any loss that may arise from them.

On May 30, 2013, we received a Civil Investigative Demand ("CID") from the United States Department of Justice ("DOJ") pursuant to the Antitrust Civil Process Act. The CID seeks documents and information from us for the period from May 29, 2011 through the date of the CID in connection with a DOJ investigation related to pressure

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

pumping services in the United States. We are working with the DOJ to provide the requested documents and information. We are not able to predict what action, if any, might be taken in the future by the DOJ or other governmental authorities as a result of the investigation.

OTHER

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees, which totaled approximately $1.5 billion at March 31, 2014. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our financial position, results of operations or cash flows.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Pensions and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(217)	$(287)	$(504)
Other comprehensive loss before reclassifications	(4)	(26)	(30)
Amounts reclassified from accumulated other comprehensive loss	(1)	—	(1)
Deferred taxes	1	—	1
Balance at March 31, 2014	$(221)	$(313)	$(534)

	Pensions and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$(250)	$(226)	$(476)
Other comprehensive loss before reclassifications	—	(80)	(80)
Amounts reclassified from accumulated other comprehensive loss	16	—	16
Deferred taxes	(6)	—	(6)
Balance at March 31, 2013	$(240)	$(306)	$(546)

The amounts reclassified from accumulated other comprehensive loss during the three months ended March 31, 2014 and 2013 represent the amortization of net actuarial loss, prior service credit, and other which are included in the computation of net periodic pension cost (see Note 8. Employee Benefit Plans for additional details). Net periodic pension cost is recorded in cost of sales and services, research and engineering, and marketing, general and administrative expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited consolidated condensed financial statements and the related notes included in Item 1 thereto, as well as our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Annual Report”). As used herein, phrases such as "Baker Hughes," “Company,” “we,” “our” and “us” intend to refer to Baker Hughes Incorporated when used.

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

The main products and services provided by oilfield operations fall into one of two categories, Drilling and Evaluation, or Completion and Production. This classification is based on the two major phases of constructing an oil and/or natural gas well, the drilling phase and the completion phase, and how our products and services are utilized in each phase. We also provide products and services to the downstream chemicals, and process and pipeline industries, referred to as Industrial Services.

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

For the first quarter of 2014, we generated revenue of $5.73 billion, an increase of $501 million, or 10%, compared to the first quarter of 2013, and a decrease of $129 million, or 2%, compared to the fourth quarter of 2013, or sequentially. Net income attributable to Baker Hughes was $328 million for the first quarter of 2014 compared to $267 million for the first quarter of 2013, and $248 million for the fourth quarter of 2013.

North America oilfield revenue for the first quarter of 2014 was $2.78 billion, an increase of $173 million, or 7%, compared to the first quarter of 2013, and an increase of $32 million, or 1%, compared to the fourth quarter of 2013. North America oilfield profit before tax for the first quarter of 2014 was $258 million compared to $235 million for the first quarter of 2013, and $227 million for the fourth quarter of 2013. Our revenue in the first quarter of 2014 compared to the same quarter a year ago increased predominantly due to continued improvement in our onshore pressure pumping business in the U.S. as well as growth in our drilling services, drill bits and artificial lift product lines. Profitability in North America increased $23 million, or 10%, year over year, despite being adversely impacted by $29 million of severance charges and $13 million of costs associated with a technology royalty agreement. Sequentially, our North America oilfield revenue and profit margins improved due to peak seasonal activity levels in Canada. The revenue impact from adverse weather conditions in parts of the U.S. were offset by increased activity and favorable mix in the Permian basin, including strong sales of drilling services and drill bits. Strong sales of newly introduced completions and artificial lift technologies across North America also contributed.

Oilfield revenue outside of North America for the first quarter of 2014 was $2.63 billion, an increase of $296 million, or 13%, compared to the first quarter of 2013, and a decrease of $136 million, or 5%, sequentially. Oilfield profitability outside North America for the first quarter of 2014 was $332 million compared to $258 million for the first quarter of 2013, and $305 million for the fourth quarter of 2013. Revenue in the first quarter of 2014 was driven by strong growth in both the Europe/Africa/Russia Caspian and Middle East/Asia Pacific segments. Sequentially, oilfield revenue outside of North America decreased primarily due to typical seasonal declines in product sales in the first quarter compared to the fourth quarter, particularly in Latin America, Russia and Asia Pacific. This was partially offset by increased revenue in Iraq, where activity resumed following a disruption to our operations in the fourth quarter of 2013. Profitability increased in all three segments relative to the first quarter of 2013 primarily due to increased revenue. Sequentially, our profitability increased due to improvement in Middle East/Asia Pacific as a result of the resumption of operations in Iraq. This improvement was offset by the impact of the seasonal reduction in product sales from the fourth quarter to the first quarter. The first quarter of 2014 includes costs totaling $15 million associated with a technology royalty agreement. The first quarter of 2013 includes a foreign exchange loss of $23 million associated with the devaluation of the Venezuelan currency.

In March 2014, we announced that we have signed an agreement for the purchase of Weatherford International Ltd.'s pipeline and specialty services business for a total consideration of $250 million, comprised of $241 million in cash and $9 million in working capital, subject to adjustments. This business will be included in our Industrial Services segment. The sale is pending antitrust approval by regulatory authorities in various countries.

As of March 31, 2014, we had approximately 59,000 employees compared to approximately 59,400 employees as of December 31, 2013.

BUSINESS ENVIRONMENT

In North America, rig counts increased 1% in the first quarter of 2014 compared to the same period a year ago, comprised of a 2% increase in the oil-directed rig count and a 4% decrease in the natural gas-directed rig count. During the quarter, an extremely cold winter in many parts of the U.S. resulted in natural gas storage levels falling below the five year average and overall higher natural gas prices. Despite this, customer spending in the natural gas shale plays was limited as natural gas production in the unconventional shale plays remained high during the quarter. As a result, natural gas-directed rig activity declined 18% in the U.S. during the first quarter of 2014 compared to the same period a year ago. During March 2014, U.S. natural gas-directed rig counts reached a 21 year low at 318 rigs. In Canada, high oil price differentials primarily due to constrained refinery and pipeline capacity resulted in a 14% reduction in oil-directed customer activity. This was offset by a 37% increase in natural gas-directed rigs driven by drilling in condensate rich zones in Alberta to service activity in the oil sands. These issues ultimately resulted in a 1% reduction in Canadian rig activity in the first quarter of 2014 compared to the same quarter in 2013.

Outside of North America, customer spending is most heavily influenced by Brent oil prices. Due to the long-term planning cycles associated with many international projects, customers do not tend to react to short-term movements in oil prices. On average, Brent oil prices were down slightly in the first quarter of 2014 compared to the same period a year ago. Despite flat oil prices, the international rig count grew by 5% in the first quarter of 2014 compared to the same quarter in 2013, with the largest gains seen in Africa and the Middle East.

Oil and Natural Gas Prices

Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended March 31,
	2014	2013
Brent oil price ($/Bbl) (1)	$107.90	$112.82
WTI oil price ($/Bbl) (2)	98.61	94.35
Natural gas price ($/mmBtu) (3)	5.14	3.49

(1)	Bloomberg Dated Brent (“Brent”) Oil Spot Price per Barrel

(2)	Bloomberg West Texas Intermediate (“WTI”) Cushing Crude Oil Spot Price per Barrel

(3)	Bloomberg Henry Hub Natural Gas Spot Price per million British Thermal Unit

Brent oil prices averaged $107.90/Bbl in the first quarter of 2014, and were relatively stable throughout the period. During the quarter, Brent oil prices ranged from a low of $105.77/Bbl in mid-March 2014 to a high of $110.94/Bbl at the beginning of March 2014. Brent oil prices closed the quarter at $106.98/Bbl. According to the March 2014 Oil Market Report published by the International Energy Agency (“IEA”), recent demand growth has raised the 2014 oil demand forecast to 92.7 million barrels per day, which is an increase of 1.4 million barrels per day over 2013. Much of this growth is anticipated in emerging markets, most notably in Asia.

WTI oil prices averaged $98.61/Bbl in the first quarter of 2014. During the quarter, WTI prices were more volatile than Brent oil prices as a bitterly cold winter and strong refiner demand, particularly in February and early March, resulted in prices over $100/Bbl for the first time in five months. Overall, prices ranged from a low of $91.66/Bbl in early January 2014 to a high of $104.92/Bbl in early March 2014. WTI prices closed the quarter at $101.58/Bbl.

In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, averaged $5.14/mmBtu in the first quarter of 2014. Natural gas prices increased significantly during the quarter as extreme periods of cold weather in many parts of the U.S. contributed to significant withdrawals of natural gas from storage. Overall for the quarter, prices ranged from a low of $3.95/mmBtu in early January 2014 to a high of $7.92/mmBtu in early March 2014. According to the U.S. Department of Energy (“DOE”), working natural gas in storage at the end of the first quarter of 2014 was 822/Bcf, which was 52%, or 878/Bcf, below the corresponding period in 2013.

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

The rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended March 31,
	2014	2013	% Change
U.S. - land and inland waters	1,724	1,706	1%
U.S. - offshore	56	52	8%
Canada	525	531	(1%)
North America	2,305	2,289	1%
Latin America	402	426	(6%)
North Sea	38	48	(21%)
Continental Europe	97	86	13%
Africa	142	114	25%
Middle East	400	355	13%
Asia Pacific	258	245	5%
Outside North America	1,337	1,274	5%
Worldwide	3,642	3,563	2%

The rig count in North America increased 1% in the first quarter of 2014 compared to the same period a year ago as oil-directed rig counts increased 2%, partially offset by a 4% decrease in the natural gas-directed rig counts. The oil-directed rig count increased 7% in the U.S. in part due to increased activity in the Permian and Eagle Ford basins, but was down 14% in Canada as high oil price differentials as compared to WTI curtailed activity. The natural gas-directed rig count reflected an 18% decrease in the U.S. Although U.S. natural gas prices increased in the first quarter, overall prices remain below levels that are considered to be economic for new investments in many natural gas fields. However, this decrease was partially offset by a 37% increase in Canada primarily resulting from increased drilling in condensate rich zones in Alberta to service oil sands drilling activity.

Outside North America, the rig count in the first quarter of 2014 increased 5% compared to the same period a year ago. The rig count in Latin America decreased 6% primarily due to reduced land rig activity in Brazil and Mexico and lower offshore activity in Brazil. This was partially offset by increased rig activity in Argentina. In Europe, the rig count in the North Sea decreased 21% primarily due to poor weather conditions in the U.K. and Norway, while in Continental Europe, the rig count increased 13% primarily due to higher activity in Turkey. The rig count increased 25% in Africa primarily due to increased drilling activities in Kenya, Angola and Chad. In the Middle East, the rig count increased 13% primarily due to increased activity in Iraq, Oman and Saudi Arabia. In Asia Pacific, the rig count increased 5% as a result of higher activity in India and offshore China, offset by reductions New Zealand.

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

During the first quarter of 2014, 8,853 wells were spud on land in the U.S. This compares to 8,534 wells spud in the first quarter of 2013, or an increase of 4%. This increase is primarily associated with well count growth in the Permian and Williston basins.

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

	Three Months Ended March 31,		$ Change	% Change
	2014	2013
Revenue:
North America	$2,776	$2,603	$173	7%
Latin America	530	590	(60)	(10%)
Europe/Africa/Russia Caspian	996	854	142	17%
Middle East/Asia Pacific	1,108	894	214	24%
Industrial Services	321	289	32	11%
Total	$5,731	$5,230	$501	10%

	Three Months Ended March 31,		$ Change	% Change
	2014	2013
Profit Before Tax:
North America	$258	$235	$23	10%
Latin America	55	49	6	12%
Europe/Africa/Russia Caspian	142	93	49	53%
Middle East/Asia Pacific	135	116	19	16%
Industrial Services	27	24	3	13%
Total Operations	617	517	100	19%
Corporate and other	(65)	(62)	(3)	5%
Interest expense, net	(57)	(55)	(2)	4%
Total	$495	$400	$95	24%

First Quarter of 2014 Compared to the First Quarter of 2013

Revenue for the first quarter of 2014 increased $501 million, or 10%, compared to the first quarter of 2013. North America revenue increased in nearly every product line, most notably in our onshore U.S. pressure pumping business. International revenue increased primarily as a result of strong growth and increased activity in Europe/Africa/Russia Caspian and Middle East/Asia Pacific.

Profit before tax for the first quarter of 2014 increased $95 million, or 24%, compared to the first quarter of 2013. This improvement can be attributed primarily to revenue growth and favorable sales mix in North America, Europe/Africa/Russia Caspian, and Middle East/Asia Pacific, as well as improved operating efficiencies in the U.S.

and Latin America. During the first quarter of 2014, we recognized $29 million of severance charges in North America, as well as $29 million of costs associated with a technology royalty agreement. The costs related to the technology royalty agreement pertain to our global operations and therefore have been allocated to each segment as follows: North America - $13 million; Latin America - $3 million; Europe/Africa/Russia Caspian - $6 million; Middle East/Asia Pacific - $6 million; and Industrial Services - $1 million. In the first quarter of 2013, we incurred a $23 million loss in Latin America due to the devaluation of the Venezuelan currency.

North America

North America revenue increased $173 million, or 7%, in the first quarter of 2014 compared to the first quarter of 2013, despite only 1% increase in the rig count. The increase in North America revenue is primarily attributed to the U.S., where our onshore pressure pumping business experienced significant growth as ongoing revenue improvement initiatives are beginning to take hold. Our revenue growth was further augmented by record revenue in our drilling services and drill bits product lines, new technology introductions in our artificial lift product line across North America and growth in our completions and wireline services business in the Gulf of Mexico. The revenue increase in the U.S. was partially offset by Canada, where a 14% reduction in the oil-directed rig count and increased competition for hydraulic fracturing services resulted in reduced revenue.

North America profit before tax was $258 million in the first quarter of 2014, an increase of $23 million, or 10%, compared to the first quarter of 2013. The improvement was primarily driven by the continued improvement in our onshore U.S. pressure pumping business, as well as strong incrementals on increased revenues in our drilling services, drill bits, and artificial lift product lines. Gulf of Mexico profitability improved due to increased activity for our completions and wireline services product lines, which provide higher margins. These improvements were partially offset by $29 million of severance costs and $13 million of costs associated with a technology royalty agreement recognized in the first quarter of 2014.

Latin America

Latin America revenue decreased $60 million, or 10%, in the first quarter of 2014 compared to the first quarter of 2013, primarily due to reduced revenue in Brazil and Venezuela, partially offset by increased revenue in Ecuador and Argentina. The reduction in Brazil relates predominately to a new drilling services contract that started in the second quarter of 2013 which resulted in lower activity and pricing. Revenue in Venezuela declined across most product lines as contracts expired and were not renewed. These reductions were partially offset by increased activity in Ecuador for our artificial lift and drilling services product lines and in Argentina for our completions and wireline services product lines.

Latin America profit before tax increased $6 million, or 12%, in the first quarter of 2014 compared to the first quarter of 2013 despite the revenue decline. Incremental profitability can be primarily attributed to cost reduction strategies implemented in the region in the second half of 2013, coupled with increased activity in Ecuador and Argentina. Profitability was negatively impacted by unfavorable movements of exchange rates in Argentina and costs associated with the technology royalty agreement. Additionally, the first quarter of 2013 included a loss of $23 million related to the devaluation of the Venezuelan Bolivares Fuertes.

Europe/Africa/Russia Caspian

Europe/Africa/Russia Caspian (“EARC”) revenue increased $142 million, or 17%, in the first quarter of 2014 compared to first quarter of 2013 due to strong growth across Africa, as well as improvements in Russia and Europe. In Africa, revenue increases can be attributed to growth in our drilling services, completions and drilling fluids product lines in Nigeria and Central Africa, as well as new pressure pumping and drill bits contracts in Angola. In Russia, strong growth was experienced in our drilling services, pressure pumping and artificial lift product lines. Revenue growth in Europe was primarily the result of increased completions and pressure pumping activity in the North Sea, despite poor weather conditions.

EARC profit before tax increased $49 million, or 53%, in the first quarter of 2014 compared to the first quarter of 2013 primarily due to increased revenues, as well as improved sales mix throughout the segment with strong growth in drilling services, pressure pumping and wireline services. Profit before tax was negatively impacted by unfavorable movements of exchange rates in Russia and Kazakhstan and costs associated with a technology royalty agreement.

Middle East/Asia Pacific

Middle East/Asia Pacific (“MEAP”) revenue increased $214 million, or 24%, in the first quarter of 2014 compared to the first quarter of 2013. The strong revenue increase in this segment was largely attributable to solid growth in Iraq, Saudi Arabia, South East Asia and India. In Iraq, revenue increases were primarily related to growth with our integrated operations contracts. In Saudi Arabia, we experienced a strong demand for our completions, drilling services, pressure pumping and wireline services product lines as the rig count reached a historical high in the month of March. In South East Asia, growth was led by increased activity and new contracts in our drilling services and wireline services product lines in Malaysia and Vietnam. In India, activity growth was visible across all our product lines, most notably in pressure pumping, drilling services and wireline services.

MEAP profit before tax increased $19 million, or 16%, in the first quarter of 2014 compared to the first quarter of 2013. In addition to the increased revenue in South East Asia and India year over year, profit before tax was favorably impacted by strong incremental margins on increased revenue in our drilling services and wireline services product lines. Incremental profits were negatively impacted by high third party costs associated with our integrated operations contracts in Iraq. The first quarter of 2014 also included costs associated with a technology royalty agreement.

Industrial Services

For Industrial Services, revenue increased $32 million and profit before tax increased $3 million in the first quarter of 2014 compared to the first quarter of 2013. The increase in revenue and profit before tax was primarily driven by increased demand for our process and pipeline services business.

Costs and Expenses

The table below details certain unaudited consolidated condensed statement of income data and as a percentage of revenue.

	Three Months Ended March 31,
	2014		2013
	$	%	$	%
Revenue	$5,731	100%	$5,230	100%
Cost of revenue	4,720	82%	4,326	83%
Research and engineering	143	2%	127	2%
Marketing, general and administrative	316	6%	322	6%

Cost of Revenue

Cost of revenue increased 9% for the three months ended March 31, 2014, compared to the same period a year ago, consistent with the increase in revenue recognized year over year. However, cost of revenue as a percentage of revenue declined to 82% for the three months ended March 31, 2014, compared to 83% for the three months ended March 31, 2013. The decrease in cost of revenue as a percentage of revenue was driven primarily by improved margins in our pressure pumping product line in North America, cost reduction strategies implemented in Latin America and improved margins in Africa and South East Asia. These improvements during the first quarter of 2014 were partially offset by severance charges of $29 million in North America as a result of a realignment of our business to match current market conditions and costs associated with a technology royalty agreement of $29 million.

Marketing, General and Administrative

Marketing, general and administrative expenses decreased 2% for the three months ended March 31, 2014, compared to the same period a year ago. The main driver of the decrease is the reduction in foreign exchange losses in 2014. In the first quarter of 2013, we incurred a foreign exchange loss of $23 million due to the currency devaluation in Venezuela. In the first quarter of 2014, we incurred foreign exchange losses of $11 million due primarily to unfavorable movements of exchange rates in Russia, Kazakhstan and Argentina.

Income Taxes

Total income tax expense was $159 million for the three months ended March 31, 2014. Our effective tax rate on income before income taxes for the three months ended March 31, 2014 was 32.1%. The tax rate for the three months ended March 31, 2014 is lower than the U.S. statutory income tax rate of 35% primarily due to lower rates of tax in certain foreign jurisdictions and adjustments to prior years' tax positions partially offset by state income taxes.

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

Our industry is cyclical, and past cycles have been driven primarily by alternating periods of ample supply or shortage of oil and natural gas relative to demand. As an oilfield services company, our revenue is dependent on spending by our customers for oil and natural gas exploration, field development and production. This spending is dependent on a number of factors, including our customers’ forecasts of future energy demand, their expectations for future energy prices, their access to resources to develop and produce oil and natural gas, their ability to fund their capital investment programs and the impact of new government regulations.

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

We consider the primary drivers impacting the 2014 business environment to include the following:

•
Worldwide Economic Growth - In general, there is a strong correlation between overall economic growth and global demand for hydrocarbons. The economic outlook for 2014 includes strengthened economic activity but also some embedded risks. Europe is starting to emerge from the sovereign debt crisis, but faces renewed uncertainty as tensions and the possibility of sanctions against Russia, in light of the political crisis in Ukraine, could lead to structural shifts in European energy demand. China's economy is experiencing a slowdown in growth, but will remain the most significant driver of global growth in 2014. Since the recession of 2008/2009, China's rapid development and industrialization has been a major factor in driving up worldwide economic growth; however, China's economic growth rates have slowed in recent years to as low as 7.7% in 2013. For 2014, the International Monetary Fund (“IMF”) estimates China’s economic growth will be even lower at 7.5% as policymakers refrain from stimulating activity amid inflation concerns. This figure is expected to decrease slightly again in 2015 to 7.3%. In the U.S., the IMF forecasts 2.8% Gross Domestic Product growth in 2014, an increase over 2013, driven by continued strong private demand, and in particular, a recovering housing market. However, this growth may be hampered by any deterioration of the global economy, particularly in China and Europe.

•
Demand for Hydrocarbons - In its March 2014 Oil Market Report, the IEA forecasted global demand for oil to increase by 1.4 million barrels per day (“bpd”) in 2014, reaching 92.7 million bpd. This expected increase is mainly driven by emerging market countries outside the OECD and should support upstream investment in oil and natural gas production around the world. In addition to the global growth in oil demand, natural gas will remain important in meeting the world’s energy needs. In its March 2014 Short-Term Energy Outlook, the EIA estimated that gas demand in the U.S. will be flat as compared to 2013 due to increased industrial demand for natural gas in the U.S. being offset by declines in gas-fired power output and a decline in residential and commercial consumption. Overall, U.S. natural gas demand will remain around 71.3 billion cubic feet per day (“bcfd”) in 2014.

•
Oil Production - The March 2014 IEA Oil Market Report projected non-OPEC production to grow by 1.7 million bpd in 2014. This increase is largely due to continued production growth from U.S. unconventional oil formations and Canadian oil sands, fostered by sustained higher oil prices. Further, in March 2014, OPEC production eclipsed 30 million bpd due to oil output from Iraq reaching a 35-year high. For the duration of 2014, OPEC’s production target is expected to remain unchanged at 30 million bpd, with slight changes possible if there is substantial movement in the oil price. Significant investments are expected to be required to increase production capacity, especially as output from mature fields decline and production rates from early wells at unconventional deposits continue to drop.

•
Natural Gas Production - Natural gas production continues to grow worldwide, including in North America where drilling activity has slowed. U.S. natural gas production continues to increase despite natural gas-directed rig counts being down 31% in 2013 compared to 2012 and reaching 21-year lows in March 2014. In its March 2014 Short-Term Energy Outlook, the EIA estimated that U.S. natural gas production will increase by 3% in 2014, from 70.2 bcfd to 72.3 bcfd. Overall, global natural gas output will tend to be up in 2014 due to the increased production in the U.S., as well as in the Eastern Hemisphere as high natural gas prices in Europe and Asia should encourage growth.

•
Oil Prices - With WTI oil prices trading between $91.66/Bbl and $104.92/Bbl, and Brent trading between $105.77/Bbl and $110.94/Bbl during the first quarter of 2014, most global oil activity will continue to provide adequate returns to encourage incremental investment. Based on oil supply forecasts and modest anticipated economic growth globally, oil prices are expected to remain relatively stable throughout 2014, barring any major macroeconomic changes.

•
Natural Gas Prices - Although Henry Hub natural gas prices traded between $3.95/mmBtu and $7.92/mmBtu during the first quarter of 2014, prices are expected to stabilize and remain on average at the lower end of this range for the duration of the year. According to the EIA, they projected in their March 2014 Short-term Energy Outlook an average price of $4.44/mmBtu in 2014. Based on this, we estimate that the economics of most dry natural gas-directed investments in North America will likely continue to be marginal. This is primarily due to the abundant supplies from unconventional plays in North America, including associated gas produced at liquids-rich unconventional plays.

Activity and Spending Outlook for North America - Overall customer spending in North America is expected to increase approximately 5% in 2014 compared to 2013, with the average annual rig count growing 4%. Additional customer spending above the rig count can be attributed in part to improved efficiencies in drilling performance. Overall service activity has increased in North America as customers demand robust technologies such as advanced directional drilling, complex completion systems and pressure pumping to develop liquids-rich unconventional plays such as the Permian and the Eagle Ford basins. Drilling activity in the Gulf of Mexico is expected to increase in 2014, with the addition of 4 or 5 new deepwater exploration rigs. Completions and development activity in the Gulf of Mexico will also continue to grow in 2014. In Canada, overall rig activity in 2014 is expected to be up approximately 5% as compared to 2013.

Activity and Spending Outlook Outside North America - International activity is driven primarily by the oil and gas price environment, which currently provides attractive economic returns in almost every geographic region and is strong enough to support major natural gas export projects, in particular via liquefied natural gas ("LNG"). Customers are expected to increase spending to develop new resources and offset declines from existing producing fields, relying on advanced drilling techniques to support exploration and production activities in deepwater, heavy or viscous oils and tight reservoirs. For 2014, we anticipate a 9% increase in international rig activity relative to 2013, with improvements anticipated in all international regions. This is down slightly from our previous estimate of

10% due to less onshore activity in Latin America, most notably in Mexico. Areas that are expected to see the largest increases include the Middle East, in particular Saudi Arabia, Iraq, and the Gulf States; Africa and Asia Pacific. Looking beyond 2014, one potential major change is the planned opening of Mexico’s oil and gas resources to foreign investors, which could lead to a surge in new spending and new investment upstream in Mexico, both onshore and offshore.

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

While the development of unconventional oil and natural gas deposits is still in its infancy outside North America, there is a general consensus that unconventional resources will play a growing role in the future of global energy supply. Countries taking active steps to develop their unconventional reserves base include Australia, China, Saudi Arabia, Argentina and Poland. However, there is demonstrated interest at ministry and national oil company levels in defining unconventional resource potential in almost all countries with active hydrocarbon industries.

LIQUIDITY AND CAPITAL RESOURCES

Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility in order to fund the requirements of our business. At March 31, 2014, we had cash and cash equivalents of $1.20 billion, compared to $1.40 billion of cash and cash equivalents held at December 31, 2013. Substantially all of the consolidated cash balances were held by foreign subsidiaries. A substantial portion of the cash held by foreign subsidiaries at March 31, 2014 was reinvested in our international operations as our intent is to use this cash to, among other things, fund the operations of our foreign subsidiaries. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds based on applicable U.S. tax rates net of foreign taxes. In addition, we have a $2.50 billion committed revolving credit facility with commercial banks and a commercial paper program under which we may issue up to $2.50 billion. The maximum combined borrowing at any time under both the credit facility and commercial paper program is $2.50 billion. At March 31, 2014, we had outstanding commercial paper of $373 million; therefore, the amount available for borrowing under the facility as of March 31, 2014 was $2.13 billion. We believe that cash on hand, cash flows generated from operations and the available credit facility, including the issuance of commercial paper, will provide sufficient liquidity to manage our global cash needs. In the three months ended March 31, 2014, we used cash to fund a variety of activities including working capital needs, capital expenditures, repurchase of our common stock and payment of dividends.

Cash Flows

Cash flows provided by (used in) each type of activity were as follows for the three months ended March 31:

(In millions)	2014	2013
Operating activities	$303	$386
Investing activities	(364)	(396)
Financing activities	(138)	100

Operating Activities

Cash flows from operating activities provided $303 million in the three months ended March 31, 2014. Before changes in operating assets and liabilities, the major source of funds was net income, including noncontrolling interests, of $336 million plus the noncash provision for depreciation and amortization of $437 million. Net changes in operating assets and liabilities used cash of $437 million in the three months ended March 31, 2014. This was primarily the result of an increase in accounts receivable of $161 million due to slower collections, an increase in inventory of $116 million due to increased activity, and a decrease in accounts payable of $85 million.

Investing Activities

Our principal recurring investing activity is the funding of capital expenditures to ensure that we have the appropriate levels and types of machinery and equipment in place to generate revenue from operations. Expenditures for capital assets totaled $439 million in the three months ended March 31, 2014. While the majority of these expenditures were for machinery and equipment, it also includes spending on new facilities, expansions of existing facilities and other infrastructure projects.

Proceeds from the disposal of assets were $100 million in the three months ended March 31, 2014. These disposals related to equipment that was lost-in-hole and property, machinery and equipment no longer used in operations that was sold throughout the period.

Financing Activities

We had net proceeds from commercial paper and other short-term debt of $114 million in the three months ended March 31, 2014. Total debt outstanding at March 31, 2014 was $4.50 billion, an increase of $122 million compared to December 31, 2013. The total debt-to-capital (defined as total debt plus equity) ratio was 0.20 at March 31, 2014 and December 31, 2013. We paid dividends of $66 million in the three months ended March 31, 2014.

Our Board of Directors has authorized a program to repurchase our common stock from time to time. In the three months ended March 31, 2014, we repurchased 3.4 million shares of our common stock at an average price of $59.40 per share, for a total of $200 million. We had authorization remaining to repurchase approximately $1.45 billion in common stock at March 31, 2014. During the three months ended March 31, 2013, we did not repurchase any shares of common stock.

Available Credit Facility

We have a $2.50 billion committed revolving credit facility with commercial banks that matures in September 2016. At March 31, 2014, we were in compliance with all of the facility’s covenants. There were no direct borrowings under the committed credit facility during the quarter ended March 31, 2014. We also have a commercial paper program under which we may issue from time to time up to $2.50 billion in commercial paper with maturity of no more than 270 days. The maximum combined borrowing at any point in time under both the commercial paper program and the credit facility is $2.50 billion. At March 31, 2014, we had $373 million of commercial paper outstanding resulting in $2.13 billion available under the credit facility.

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

In 2014, we expect our capital expenditures to be approximately $2.0 billion, excluding any amount related to acquisitions. The expenditures are expected to be used primarily for normal, recurring items necessary to support our business and operations. A significant portion of our capital expenditures can be adjusted and managed by us to match market demand and activity levels. In 2014, we also expect to make interest payments of between $235 million to $255 million, based on debt levels as of March 31, 2014. We anticipate making income tax payments of between $1.0 billion to $1.1 billion in 2014.

We may repurchase our common stock depending on market conditions, applicable legal requirements, our liquidity and other considerations. We anticipate paying dividends of between $263 million and $273 million in 2014; however, the Board of Directors can change the dividend policy at any time.

During the three months ended March 31, 2014, we contributed approximately $102 million to our defined benefit, defined contribution and other postretirement plans. We expect to make additional contributions in the range of $279 million to $311 million to these plans for the remainder of 2014.

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

All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in “Part II, Item 1A. Risk Factors” section contained herein, as well as the risk factors described in our 2013 Annual Report, this filing and those set forth from time to time in our filings with the SEC. These documents are available through our website or through the SEC’s Electronic Data Gathering and Analysis Retrieval (“EDGAR”) system at http://www.sec.gov.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months ended March 31, 2014, does not differ materially from that discussed under Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in our 2013 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, as of March 31, 2014, our disclosure controls and procedures, as defined by Rule 13a-15(e) of the Exchange Act, are effective at a reasonable assurance level. There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See discussion of legal proceedings in Note 9 of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report, Item 3 of Part I of our 2013 Annual Report and Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of our 2013 Annual Report.

ITEM 1A. RISK FACTORS

As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in our “Risk Factors” in the 2013 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about our purchases of equity securities during the three months ended March 31, 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Program (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (4)
January 1-31, 2014	1,028,314	$56.48	715,000	$—
February 1-28, 2014	2,473,800	59.96	2,471,588	—
March 1-31, 2014	268,012	63.09	180,500	—
Total	3,770,126	$59.23	3,367,088	$1,449,829,028

(1)
Includes shares purchased from employees to pay the option exercise price related to stock-for-stock exchanges in option exercises; shares purchased from employees to satisfy the tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock units; and shares purchased in the open market under our publicly announced purchase program.

(2)	Average price paid includes commissions for shares purchased in the open market under our publicly announced purchase program.

(3)
Repurchases were made under our previously announced purchase program, including under a Letter Agreement with an agent that complied with the requirements of Rule 10b-18 of the Exchange Act (the “Agreement”). Shares were repurchased under the Agreement by the agent at the prevailing market prices, in open market transactions.

(4)
During the three months ended March 31, 2014, we repurchased 3.4 million shares of our common stock at an average price of $59.40 per share (including commissions), for a total of $200 million. We had authorization remaining to repurchase up to a total of approximately $1.45 billion of our common stock as of March 31, 2014.

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

BAKER HUGHES INCORPORATED (Registrant)

Date:	April 23, 2014	By:	/s/ PETER A. RAGAUSS
Peter A. Ragauss
Senior Vice President and Chief Financial Officer

Date:	April 23, 2014	By:	/s/ ALAN J. KEIFER
Alan J. Keifer
Vice President and Controller