Form 10-K
period 2014-12-31
BAKER HUGHES INC
filed 2015-02-26
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price on June 30, 2014 reported by the New York Stock Exchange) was approximately $32,301,284,000.
As of February 19, 2015, the registrant has outstanding 434,526,345 shares of common stock, $1 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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
Baker Hughes Incorporated
2929 Allen Parkway, Suite 2100
Houston, TX 77019-2118
Attention: Investor Relations
Telephone: (713) 439-8600
ABOUT BAKER HUGHES
Baker Hughes is a leading supplier of oilfield services, products, technology and systems to the worldwide oil and natural gas industry. We also provide industrial products and services to the downstream chemicals, and process and pipeline services. Baker Hughes was formed as a corporation in April 1987 in connection with the combination of Baker International Corporation and Hughes Tool Company. We conduct our operations through subsidiaries, affiliates, ventures and alliances. We operate in more than 80 countries around the world and our corporate headquarters is in Houston, Texas. As of December 31, 2014, we had approximately 62,000 employees, of which approximately 58% work outside the United States (“U.S.”).

Our global oilfield operations are organized into a number of geomarket organizations, which are combined into and report to four region presidents, who in turn report to our chief executive officer. These regions form the basis of our four geographical operating segments detailed below:
North America - headquartered in Houston, Texas
Latin America - headquartered in Houston, Texas
Europe/Africa/Russia Caspian - headquartered in London, England
Middle East/Asia Pacific - headquartered in Dubai, United Arab Emirates
Through the geographic organization, our management is located close to our customers, facilitating strong customer relationships and allowing us to react quickly to local market conditions and customer needs. The geographic organization supports our oilfield operations and is responsible for sales, field operations and well site execution. In addition to the above, we have an Industrial Services segment, headquartered in Houston, Texas, which includes the downstream chemicals business and the process and pipeline services business.
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
Further information about our segments is set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 4. "Segment Information" of the Notes to Consolidated Financial Statements in Item 8 herein.
HALLIBURTON MERGER AGREEMENT
On November 16, 2014, Baker Hughes and Halliburton Company (“Halliburton”) entered into a definitive agreement and plan of merger under which Halliburton will acquire all the outstanding shares of Baker Hughes in a stock and cash transaction. Under the terms of the agreement, stockholders of Baker Hughes will receive, for each share of common stock of Baker Hughes, a fixed exchange ratio of 1.12 Halliburton shares plus $19.00 in cash. The transaction is subject to approvals from each company’s stockholders, regulatory approvals and customary closing conditions. The transaction is expected to close in the second half of 2015. However, Baker Hughes cannot predict with certainty when, or if, the pending merger will be completed because completion of the transaction is subject to conditions beyond the control of Baker Hughes. For further information about the merger, see Note 2. "Halliburton Merger Agreement" of the Notes to Consolidated Financial Statements in Item 8 herein.
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

We also provide dedicated project solutions to our customers through our Integrated Operations group. Integrated Operations is focused on the execution of projects that have one or more of the following attributes: project management, well site supervision, well construction, intervention, third party contractor management, procurement and rig management. Contracts for this business unit tend to be longer in duration, often spanning multiple years, and may include significant third party components to supplement the core products and services provided by us. By partnering with Integrated Operations, our customers have access a comprehensive business solution that leverages our technical expertise, relationships with third party and rig providers, and our industry leading technologies.
Additional information regarding our oilfield products and services can be found on the Company’s website at www.bakerhughes.com. Our website also includes details of our hydraulic fracturing operations, including our hydraulic fracturing chemical disclosure policy and support of the online national hydraulic fracturing chemical registry at www.fracfocus.org, and information on our SmartCare™ qualified systems and products, which are intended to maximize performance while minimizing our impact on the community and environment.
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
RESEARCH AND DEVELOPMENT AND PATENTS
Our products and technology organization engages in research and development activities directed primarily toward the development of new products, processes and services, the improvement of existing products and services and the design of specialized products to meet specific customer needs. We have technology centers located in the U.S. (several in Houston, Texas and surrounding areas and one in Claremore, Oklahoma), Germany (Celle), Russia (Novosibirsk), and Saudi Arabia (Dhahran). For information regarding the total amount of research and development expense in each of the three years in the period ended December 31, 2014, see Note 1. "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements in Item 8 herein.
We have followed a policy of seeking patent and trademark protection in numerous countries and regions throughout the world for products and methods that appear to have commercial significance. We believe our patents, trademarks, and related intellectual property rights are adequate for the conduct of our business, and aggressively pursue protection of our intellectual property rights against infringement worldwide. Additionally, the Company considers the quality and timely delivery of its products, the service it provides to its customers and the technical knowledge and skills of its personnel to be other important components of the portfolio of capabilities and assets supporting its ability to compete. No single patent or trademark is considered to be critical to our business.
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

•	Adverse weather conditions such as hurricanes and typhoons can disrupt coastal and offshore drilling and production operations.

•	Severe weather during the winter months normally results in reduced activity levels in the North Sea and Russia generally in the first quarter.

•	Scheduled repair and maintenance of offshore facilities in the North Sea can reduce activity in the second and third quarters.

•	Many of our international oilfield customers increase orders for certain products and services in the fourth quarter.

•	Our Industrial Services segment typically experiences lower sales during the first and fourth quarters of the year due to the Northern Hemisphere winter.
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
EMPLOYEES
As of December 31, 2014, we had approximately 62,000 employees, of which the majority are outside the U.S. Less than 10% of these employees are represented under collective bargaining agreements or similar-type labor arrangements.

EXECUTIVE OFFICERS OF BAKER HUGHES INCORPORATED
The following table shows, as of February 25, 2015, the name of each of our executive officers, together with his or her age and all offices presently or previously held. There are no family relationships among our executive officers.

Name	Age	Background
Martin S. Craighead	55
Chairman of the Board of Directors of the Company since April 2013 and Director since 2011. Chief Executive Officer of the Company since January 2012 and President since 2010. Chief Operating Officer from 2009 to 2012. Group President of Drilling and Evaluation from 2007 to 2009. President of INTEQ from 2005 to 2007 and President of Baker Atlas from February 2005 to August 2005. Employed by the Company in 1986.

Kimberly A. Ross	49
Senior Vice President and Chief Financial Officer of the Company since October 2014. Executive Vice President and Chief Financial Officer of Avon Products Incorporated from 2011 to 2014. Executive Vice President and Chief Financial Officer of Royal Ahold N.V. from 2007 to 2011 and various other finance positions with Royal Ahold from 2001 to 2007. Ms. Ross serves on the board of directors and the audit committee of ACE Ltd. Employed by the Company in October 2014.

Belgacem Chariag	52
Chief Integration Officer since December 2014. President, Global Products and Services of the Company from October 2013 to December 2014. President, Eastern Hemisphere Operations from 2009 to 2013. Vice President/Director HSE of Schlumberger Limited from May 2008 to May 2009. Various other executive positions at Schlumberger from 1989 to 2008. Employed by the Company in 2009.

Alan R. Crain	63
Senior Vice President, Chief Legal and Governance Officer of the Company since 2013. Senior Vice President and General Counsel of the Company from 2007 to 2013. Vice President and General Counsel of the Company from 2000 to 2007. Employed by the Company in 2000.

Archana Deskus	49
Vice President and Chief Information Officer of the Company since 2013. Vice President and Chief Information Officer for Ingersoll-Rand from 2011 to 2012. Senior Vice President and Chief Information Officer for Timex Group from 2006 to 2011. Various positions at United Technologies from 1987 to 2006, including Vice President and Chief Information Officer for Carrier North America. Employed by the Company in 2013.

Angela Durkin	47
Vice President, Health Safety and Environment of the Company since July 2014. Vice President of Continental Europe for the Company from February 2013 to July 2014. Previous roles within the Company include leadership positions in manufacturing quality, reliability assurance, operations and technical support, business development, and emerging technologies from 1996 until 2013. Employed by the Company since March 1996.

Andrew C. Esparza	56
Chief Human Resources Officer since January 2015. Former Chief Human Resources Officer for Dell from 2007 to 2010. Various other human resources roles at Dell between 1997 and 2010. Employed by the Company in 2015.

Alan J. Keifer	60
Vice President and Controller of the Company since 1999. Western Hemisphere Controller of Baker Oil Tools from 1997 to 1999 and Director of Corporate Audit for the Company from 1990 to 1996. Employed by the Company in 1990.

William D. Marsh	52
Vice President and General Counsel of the Company since February 2013. Vice President-Legal for Western Hemisphere from May 2009 to February 2013. Various executive, legal and corporate roles within the Company from 1998 to 2009. Partner at Ballard Spahr LLP from 1997 to 1998. Employed by the Company in 1998.

Jay G. Martin	63	Vice President, Chief Compliance Officer and Senior Deputy General Counsel of the Company since 2004. Shareholder at Winstead Sechrest & Minick P.C. from 2001 to 2004. Employed by the Company in 2004.
Derek Mathieson	44
Chief Strategy Officer of the Company since October 2013. President Western Hemisphere Operations from 2012 to 2013. President, Products and Technology from May 2009 to January 2012. Chief Technology and Marketing Officer of the Company from December 2008 to May 2009. Employed by the Company in 2008.

Khaled Nouh	47
President, Middle East and Asia Pacific Region of the Company since October 2013. President, Middle East Region of the Company from 2009 to 2013. Vice President Integrated Project Management Middle East at Schlumberger from 2008 to 2009. Various other positions at Schlumberger from 1994 to 2008. Employed by the Company in 2009.

Mario Ruscev	58
Vice President and Chief Technology Officer of the Company since August 2012. Chief Executive Officer of Geotech Seismic Services from January 2012 to August 2012. Chief Executive Officer of FormFactor from 2008 to 2010. Various positions at Schlumberger for 20 years. Employed by the Company in 2012.

Arthur L. Soucy	52
President, Europe, Africa and Russia Caspian Region of the Company since 2013. President, Global Products and Services from 2012 to 2013. Vice President Supply Chain of the Company from April 2009 to January 2012. Vice President, Global Supply Chain for Pratt and Whitney from 2007 to 2009. Employed by the Company in 2009.

Richard Ward	46
President, Global Products and Services of the Company since December 2014. President of Completions and Wellbore Intervention of the Company from October 2013 until December 2014, President, Completions and Production from June 2012 until October 2013, Region President for Asia Pacific from 2009 to 2012, Vice President for Baker Oil Tools in the Middle East Asia Pacific region from 2007 to 2009. Various positions within the Company from 1991 to 2007. Employed by the Company in 1991.

Richard L. Williams	59
President, North America Region of the Company since October 2013. President, U.S. Region from November 2012 to October 2013 and President, Gulf of Mexico Region from 2009 to 2012. Various executive positions within the Company from 1975 to 2009. Employed by the Company in 1975.

ENVIRONMENTAL MATTERS
We are committed to the health and safety of people, protection of the environment and compliance with laws, regulations and our policies. Our past and present operations include activities that are subject to extensive domestic (including U.S. federal, state and local) and international regulations with regard to air, land and water quality and other environmental matters. We believe we are in substantial compliance with these regulations. Regulation in this area continues to evolve, and changes in standards of enforcement of existing regulations, as well as the enactment and enforcement of new legislation, may require us and our customers to modify, supplement or replace equipment or facilities or to change or discontinue present methods of operation. Our environmental compliance expenditures and our capital costs for environmental control equipment may change accordingly.
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
The Comprehensive Environmental Response, Compensation and Liability Act (known as “Superfund”) imposes liability for the release of a “hazardous substance” into the environment. Superfund liability is imposed without regard to fault, even if the waste disposal was in compliance with laws and regulations. The U.S. Environmental Protection Agency (the “EPA”) and appropriate state agencies supervise investigative and cleanup activities at Superfund sites. We have been identified as a potentially responsible party (“PRP”) in remedial activities related to various Superfund sites, and we accrue our share of the estimated remediation costs of the site based on the ratio of the estimated volume of waste we contributed to the site to the total estimated volume of waste disposed at the site. PRPs in Superfund actions have joint and several liability for all costs of remediation. Accordingly, a PRP may be required to pay more than its proportional share of such costs. For some projects, it is not possible to quantify our ultimate exposure because the projects are either in the investigative or early remediation stage, or allocation information is not yet available. However, based upon current information, we do not believe that probable or reasonably possible expenditures in connection with the sites are likely to have a material adverse effect on our consolidated financial statements because we have recorded adequate reserves to cover the estimate we presently believe will be our ultimate liability in the matter. Further, other PRPs involved in the sites have substantial assets and may reasonably be expected to pay their share of the cost of remediation, and, in some circumstances, we have insurance coverage or contractual indemnities from third parties to cover a portion of the ultimate liability.
Based upon current information, we believe that our overall compliance with environmental regulations, including routine environmental compliance costs and capital expenditures for environmental control equipment, will not have a material adverse effect on our consolidated financial statements. Our total accrual for environmental remediation is $35 million and $34 million, which includes accruals of $3 million and $4 million for the various Superfund sites, at December 31, 2014 and 2013, respectively.
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
Risk Factors Related to the Worldwide Oil and Natural Gas Industry
Our business is focused on providing products and services to the worldwide oil and natural gas industry; therefore, our risk factors include those factors that impact, either positively or negatively, the markets for oil and natural gas. Expenditures by our customers for exploration, development and production of oil and natural gas are based on their expectations of future hydrocarbon demand, their expectations for future energy prices, the risks associated with developing the reserves, their ability to finance exploration for and development of reserves, and the future value of the reserves. Their evaluation of the future value is based, in part, on their expectations for global demand, global supply, spare productive capacity, inventory levels and other factors that influence oil and natural gas prices. The key risk factors we believe are currently influencing the worldwide oil and natural gas markets are discussed below.
Demand for oil and natural gas is subject to factors beyond our control, which may adversely affect our operating results. Changes in the global economy could impact our customers’ spending levels and our revenue and operating results.
Demand for oil and natural gas, as well as the demand for our services, is highly correlated with global economic growth, and in particular by the economic growth of countries such as the U.S., India, China, and developing countries in Asia and the Middle East who are either significant users of oil and natural gas or whose economies are experiencing the most rapid economic growth compared to the global average. Weakness or deterioration of the global economy or credit markets could reduce our customers’ spending levels and reduce our revenue and operating results. Incremental weakness in global economic activity, particularly in China, India, Europe, the Middle East and developing countries in Asia, could reduce demand for oil and natural gas and result in lower oil and natural gas prices. Incremental strength in global economic activity in such areas will create more demand for oil and natural gas and support higher oil and natural gas prices. In addition, demand for oil and natural gas could be impacted by environmental regulation, including cap and trade legislation, regulation of hydraulic fracturing, carbon taxes and the cost for carbon capture and sequestration related regulations.
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
Productive capacity in excess of demand (“spare productive capacity”) is also an important factor influencing energy prices and spending by oil and natural gas exploration companies. Spare productive capacity and oil and natural gas storage inventory levels are an indicator of the relative balance between supply and demand. High or increasing storage, inventories, or spare productive capacity generally indicate that supply is exceeding demand and that energy prices are likely to soften. Low or decreasing storage, inventories, or spare productive capacity are generally an indicator that demand is growing faster than supply and that energy prices are likely to rise.
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
Volatility in oil and natural gas prices can also impact our customers’ activity levels and spending for our products and services. Current energy prices are important contributors to cash flow for our customers and their ability to fund exploration and development activities. Over the past several months oil prices have declined significantly due in large part to increasing supplies, weakening demand growth and OPEC's position to not cut production. Expectations about future prices and price volatility are important for determining future spending levels.
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
We operate in a highly competitive environment for marketing oilfield services and securing equipment and trained personnel. Our ability to continually provide competitive products and services can impact our ability to defend, maintain or increase prices for our products and services, maintain market share, and negotiate acceptable contract terms with our customers. In order to be competitive, we must provide new technologies, reliable products and services that perform as expected and that create value for our customers, and successfully recruit, train and retain competent personnel. Our investments in new technologies and property, plant and equipment may not provide competitive returns. Our ability to defend, maintain or increase prices for our products and services is in part dependent on the industry’s capacity relative to customer demand, and on our ability to differentiate the value delivered by our products and services from our competitors’ products and services.
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

Our business could be impacted by geopolitical and terrorism threats.
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
Our business could be impacted by cybersecurity risks and threats.
Threats to our information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow and it is possible that breaches to our systems could go unnoticed for some period of time. Risks associated with these threats include, among other things, loss of intellectual property, impairment of our ability to conduct our operations, disruption of our customers’ operations, loss or damage to our customer data delivery systems, and increased costs to prevent, respond to or mitigate cybersecurity events.
Our failure to comply with the Foreign Corrupt Practices Act (“FCPA”) could have a negative impact on our ongoing operations.
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
Changes in and compliance with restrictions or regulations on offshore drilling may adversely affect our business and operating results and reduce the need for our services in those areas.
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
International, national, and state governments and agencies continue to evaluate and promulgate legislation and regulations that are focused on restricting emissions commonly referred to as greenhouse gas (“GHG”) emissions. In the U.S., the EPA has taken steps to regulate GHG emissions as air pollutants under the Clean Air Act. The EPA’s Greenhouse Gas Reporting Rule requires monitoring and reporting of GHG emissions from, among others, certain mobile and stationary GHG emission sources in the oil and natural gas industry, which in turn may include data from certain of our wellsite equipment and operations. In addition, the U.S. government has announced plans to issue proposed rules setting GHG emission standards for the oil and natural gas industry.  We are unable to predict whether the proposed changes in laws or regulations will ultimately occur or what they will ultimately require, and accordingly, we are unable to assess the potential financial or operational impact they may have on our business.
Other developments focused on restricting GHG emissions include the United Nations Framework Convention on Climate Change, which includes the Kyoto Protocol; the European Union Emission Trading System; the United Kingdom's Carbon Reduction Commitment which affects more than 40 Baker Hughes facilities; and, in the U.S., the Regional Greenhouse Gas Initiative, the Western Regional Climate Action Initiative, and various state programs implementing California Assembly Bill 32.
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
Some federal, state and foreign governmental bodies have adopted laws and regulations or are considering legislative and regulatory proposals that, if signed into law, would among other things require the public disclosure of chemicals used in hydraulic fracturing operations in more detail than the Company currently provides and would subject hydraulic fracturing to more stringent regulation with respect to, for example, construction standards for wells intended for hydraulic fracturing, certifications concerning the conduct of hydraulic fracturing operations, management of flowback waters from hydraulic fracturing operations, or other measures intended to prevent operational hazards. Such federal, state or foreign legislation and/or regulations could impair our operations, increase our operating costs, and/or greatly reduce or eliminate demand for the Company’s hydraulic fracturing services. The EPA and other governmental bodies are studying hydraulic fracturing operations. Government actions relating to the development of unconventional oil and natural gas resources may impede the development of these resources by our customers, delaying or reducing the demand for our services. We are unable to predict whether the proposed changes in laws or regulations or any other governmental proposals or responses will ultimately occur, and accordingly, we are unable to assess the potential financial or operational impact they may have on our business.
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
Providing services on an integrated or turnkey basis could require the Company to assume additional risks.
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
Changes in economic and/or market conditions may impact our ability to borrow and/or cost of borrowing.
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
During the year ended December 31, 2014, approximately one-half of our revenue and operating income were attributable to North America. In North America, a decrease in demand for energy or in oil and natural gas exploration and production, or an increase in competition could result in a significant adverse effect on our operating results.
Risk Factors Related to the Pending Merger with Halliburton
Our expectations regarding our business may be impacted by the following risk factors related to the pending merger with Halliburton:
The pendency of our merger with Halliburton could adversely affect our business.
In connection with our pending merger with Halliburton, some of our suppliers and customers may delay or defer sales and purchasing decisions, which could negatively impact revenues, earnings and cash flows regardless of whether the merger is completed. We have agreed in the merger agreement to refrain from taking certain actions with respect to our business and financial affairs during the pendency of the merger, which restrictions could be in place for an extended period of time if completion of the merger is delayed and could adversely impact our financial condition, results of operations or cash flows. The process of seeking to accomplish the merger could also divert the focus of our management from pursuing other opportunities that could be beneficial to us.
We may be unable to attract and retain key employees during the pendency of our merger with Halliburton.
In connection with our pending merger with Halliburton, current and prospective employees of Baker Hughes may experience uncertainty about their future roles with the combined company following the merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the merger. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following the merger.
The ability of Baker Hughes and Halliburton to complete the merger is subject to various closing conditions, including the approval of Baker Hughes and Halliburton stockholders and the receipt of consents and approvals from governmental authorities, which may impose conditions that could adversely affect Baker Hughes or cause the merger to be abandoned.
To complete the merger, Baker Hughes stockholders must adopt the merger agreement, and Halliburton stockholders must approve the issuance of shares of Halliburton common stock as contemplated by the merger agreement. In addition, each of Baker Hughes and Halliburton must make certain filings with and obtain certain other approvals and consents from various federal and state governmental and regulatory authorities.
Baker Hughes and Halliburton have not yet obtained the regulatory clearances, consents and approvals required to complete the merger. Governmental or regulatory agencies could seek to block or challenge the merger or could impose restrictions they deem necessary or desirable in the public interest as a condition to approving the merger. Baker Hughes and Halliburton will be unable to complete the merger until the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 have expired or been terminated and approvals are received from the European Commission and various other governmental authorities. Regulatory authorities may impose certain requirements or obligations as conditions for their approval. The merger agreement may require Baker Hughes and/or Halliburton to accept conditions from these regulators that could adversely impact the combined company. If the required regulatory clearances are not received, or they are not received on terms that satisfy the conditions set forth in the merger agreement, then neither Baker Hughes nor Halliburton will be obligated to complete the merger.
Additionally, even after the statutory waiting period under the antitrust laws and even after completion of the merger, governmental authorities could seek to block or challenge the merger as they deem necessary or desirable in the public interest. In addition, in some jurisdictions, a competitor, customer or other third party could initiate a private action under the antitrust laws challenging or seeking to enjoin the merger, before or after it is completed. Baker Hughes or Halliburton may not prevail and may incur significant costs in defending or settling any action under the antitrust laws.
Pending litigation against Baker Hughes and Halliburton could result in an injunction preventing the consummation of the merger or may adversely affect our business, financial condition or results of operations.
Following the announcement of the merger, various lawsuits have been filed against Baker Hughes, the members of the Baker Hughes Board of Directors and Halliburton, alleging breaches of various fiduciary duties by the members of the Baker Hughes Board of Directors during the merger negotiations and by entering into the merger agreement and approving the merger and alleging that Baker Hughes aided and abetted such alleged breaches of fiduciary duties. Among other remedies, the plaintiffs seek to enjoin the merger and rescind the merger agreement, in addition to certain unspecified damages and reimbursement of costs. While we believe these suits are without merit and intend to vigorously defend against such claims, the outcome of any such litigation is inherently uncertain. The defense, outcome or settlement of any lawsuit or claim may adversely affect our business, financial condition or results of operation.
Failure to complete our merger with Halliburton could negatively affect our stock price and our future business and financial results.
If our merger with Halliburton is not completed, our ongoing business may be adversely affected and will be subject to several risks, including the following:

•	the attention of our management may have been diverted to the merger instead of on our operations and pursuit of other opportunities that may have been beneficial to us;

•	resulting negative customer perception could adversely affect our ability to compete for, or to win, new and renewal business in the marketplace;

•	having to pay certain significant costs relating to the merger without receiving the benefits of the merger, including in certain circumstances a termination fee of $1 billion to Halliburton; and

•	the trading price of Baker Hughes common stock may decline to the extent that the current trading price reflects a market assumption that the merger will be completed.
Following our merger with Halliburton, the combined company may encounter difficulties in integrating the businesses of Baker Hughes and Halliburton and realizing the anticipated benefits of the merger.
The merger involves the combination of two companies that currently operate as independent public companies. The combined company will be required to devote management attention and resources to integrating its business practices and operations, and prior to the merger, management attention and resources will be required to plan for such integration. Potential difficulties the combined company may encounter in the integration process include the following:

•
the inability to successfully integrate the respective businesses of Baker Hughes and Halliburton in a manner that permits the combined company to achieve the cost savings and operating synergies anticipated to result from the merger, which could result in the anticipated benefits of the merger not being realized partly or wholly in the time frame currently anticipated or at all;

•
lost sales and customers as a result of certain customers of either or both of the two companies deciding not to do business with the combined company, or deciding to decrease their amount of business in order to reduce their reliance on a single company;

•	integrating personnel from the two companies while maintaining focus on providing consistent, high quality products and services;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the merger; and

•	performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by completing the merger and integrating the companies’ operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We own or lease numerous properties throughout the world. We consider our manufacturing plants, equipment assembly, maintenance and overhaul facilities, grinding plants, drilling fluids and chemical processing centers, and primary research and technology centers to be our principal properties. The following sets forth the location of our principal owned or leased facilities for our oilfield operations:

North America:
Houston, Pasadena, Tomball, and The Woodlands, Texas; Broken Arrow, Claremore, Tulsa and Sand Springs, Oklahoma; Bossier City, Broussard, and Lafayette, Louisiana - all located in the United States; Leduc, Canada

Europe/Africa/Russia Caspian:	Aberdeen, Scotland; Liverpool, England; Celle, Germany; Tananger, Norway; Port Harcourt, Nigeria; Tyumen and Novosibirsk, Russia
Middle East/Asia Pacific:	Dubai, United Arab Emirates; Dhahran, Saudi Arabia; Singapore, Singapore; Chonburi, Thailand
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
The following lawsuits have been filed in Delaware in connection with our pending merger with Halliburton:

•
On November 24, 2014, Gary Molenda, a purported shareholder of the Company, filed a class action lawsuit in the Court of Chancery of the State of Delaware ("Delaware Chancery Court") against Baker Hughes, the Company’s Board of Directors, Halliburton, and Red Tiger LLC, a wholly owned subsidiary of Halliburton (“Red Tiger” and together with all defendants, “Defendants”) styled Gary R. Molenda v. Baker Hughes, Inc., et al., Case No. 10390-CB.

•	On November 26, 2014, a second purported shareholder of the Company, Booth Family Trust, filed a substantially similar class action lawsuit in Delaware Chancery Court.

•
On December 1, 2014, New Jersey Building Laborers Annuity Fund and James Rice, two additional purported shareholders of the Company, filed substantially similar class action lawsuits in Delaware Chancery Court.

•	On December 10, 2014, a fifth purported shareholder of the Company, Iron Workers Mid-South Pension Fund, filed another substantially similar class action lawsuit in the Delaware Chancery Court, and

•	On December 24, 2014, a sixth purported shareholder of the Company, Annette Shipp, filed another substantially similar class action lawsuit in the Delaware Chancery Court.
All of the lawsuits make substantially similar claims.  The plaintiffs generally allege that the members of the Company’s Board of Directors breached their fiduciary duties to our shareholders in connection with the merger negotiations by entering into the merger agreement and by approving the merger, and that the Company, Halliburton, and Red Tiger aided and abetted the purported breaches of fiduciary duties.  More specifically, the lawsuits allege that the merger agreement provides inadequate consideration to our shareholders, that the process resulting in the merger agreement was flawed, that the Company’s directors engaged in self-dealing, and that certain provisions of the merger agreement improperly favor Halliburton and Red Tiger, precluding or impeding third parties from submitting potentially superior proposals, among other things.  The lawsuit filed by Annettee Shipp also alleges that our Board of Directors failed to disclose material information concerning the proposed merger in the preliminary registration statement on Form S-4.  On January 7, 2015, James Rice amended his complaint, adding similar allegations regarding the disclosures in the preliminary registration statement on Form S-4.  The lawsuits seek unspecified damages, injunctive relief enjoining the merger, and rescission of the merger agreement, among other relief.  On January 23, 2015, the Delaware lawsuits were consolidated under the caption In re Baker Hughes Inc. Stockholders Litigation, Consolidated C.A. No. 10390-CB. Pursuant to the Court’s consolidation order, plaintiffs filed a consolidated complaint on February 4, 2015, which alleges substantially similar claims and seeks substantially similar relief to that raised in the six individual complaints, except that while Baker Hughes is named as a defendant, no claims are asserted against the Company.
On November 26, 2014, a seventh class action challenging the merger was filed by a purported Company shareholder in the United States District Court for the Southern District of Texas (Houston Division).  The lawsuit, styled Marc Rovner v. Baker Hughes Inc., et al., Cause No. 4:14-cv-03416, asserts claims against the Company, most of our current Board of Directors, Halliburton, and Red Tiger.  The lawsuit asserts substantially similar claims and seeks substantially similar relief as that sought in the Delaware lawsuits.  The Defendants are currently scheduled to respond to the complaint on February 13, 2015.
On October 9, 2014, our subsidiary filed a Request for Arbitration against a customer before the London Court of International Arbitration, pursuing claims for the non-payment of invoices for goods and services provided in amount provisionally quantified to exceed $67.9 million. In our Request for Arbitration, we also noted that invoices in an amount exceeding $57 million had been issued to the customer, and would be added to the claim in the event that they became overdue. The due date for payment of all of these invoices has now passed. On November 6, 2014, the customer filed its Response and Counterclaim, denying liability and counterclaiming damages for breach of contract of approximately $182 million. We deny any liability to the customer and intend to pursue our claims against the customer and defend the claims made under the counterclaim. No timetable for the conduct of the arbitration has yet been established.

During 2014, we investigated customer notifications related to a possible equipment failure in a natural gas storage system in the Europe/Africa/Russia Caspian region, which includes certain of our products. We are currently investigating the cause of the possible failure and, if necessary, possible repair and replacement options for our products. Similar products were utilized in other natural gas storage systems for this and other customers. At this time, we are not able to predict whether our products will need to be repaired or replaced and are not able to reasonably estimate the impact, if any, such repairs or replacements or other damages would have on our financial position, results of operations or cash flows.
We are a defendant in various labor claims including the following matters. On April 28, 2014, a collective action lawsuit alleging that we failed to pay class of workers overtime in compliance with the Fair Labor Standards Act ("FLSA") was filed titled Michael Ciamillo, individually, etc., et al. vs. Baker Hughes Incorporated in the U.S. District Court for the District of Alaska (“Ciamillo”). During the fourth quarter of 2014, the parties agreed to settle the Ciamillo lawsuit, including certain state law claims, for $5 million, subject to final court approval. On December 10, 2013, a class and collective action lawsuit alleging that we failed to pay a nationwide class of workers overtime in compliance with the FLSA and certain state laws was filed titled Lea et al. v. Baker Hughes, Inc. in the U.S. District Court for the Southern District of Texas, Galveston Division ("Lea"). During the second quarter of 2014, the parties agreed to settle the Lea lawsuit, subject to final court approval, and we recorded a charge of $62 million, which includes the Lea settlement amount and associated costs and an amount for settlement of another wage and hour lawsuit. On October 21, 2013, a collective action lawsuit alleging that we failed to pay a class of workers overtime in compliance with the FLSA was filed titled Zamora et al. v. Baker Hughes Incorporated in the U.S. District Court for the Southern District of Texas, Corpus Christi Division (“Zamora”). In October of 2014, the parties agreed to settle the Zamora lawsuit for an amount that was not material to our financial position, results of operations or cash flows.
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

We were among several unrelated companies who received a subpoena from the Office of the New York Attorney General, dated June 17, 2011. The subpoena we received sought information and documents relating to, among other things, natural gas development and hydraulic fracturing, and we have responded.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock, $1.00 par value per share, is principally traded on the New York Stock Exchange. Our common stock is also traded on the SIX Swiss Exchange. As of February 19, 2015, there were approximately 9,727 stockholders of record.
For information regarding quarterly high and low sales prices on the New York Stock Exchange for our common stock during the two years ended December 31, 2014, and information regarding dividends declared on our common stock during the two years ended December 31, 2014, see Note 15. "Quarterly Data (Unaudited)" of the Notes to Consolidated Financial Statements in Item 8 herein.
The following table contains information about our purchases of equity securities during the fourth quarter of 2014.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (3)
October 1-31, 2014	1,102	$52.59	—	$1,049,832,435
November 1-30, 2014	8,998	63.51	—	$1,049,832,435
December 1-31, 2014	15,129	55.24	—	$1,049,832,435
Total	25,229	$58.07	—

(1)	Represents shares purchased from employees to satisfy the tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock units.

(2)	There were no repurchases during the fourth quarter of 2014 under our previously announced purchase program.

(3)
Under the merger agreement with Halliburton, as described in Note 2. "Halliburton Merger Agreement" of the Notes to Consolidated Financial Statements in Item 8 herein, we have generally agreed not to repurchase any shares of our common stock while the merger is pending.

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
Comparison of Five-Year Cumulative Total Return *
Baker Hughes Incorporated; S&P 500 Index and S&P 500 Oil and Gas Equipment and Services Index

	2009	2010	2011	2012	2013	2014
Baker Hughes	$100.00	$143.07	$123.00	$104.77	$143.48	$147.04
S&P 500 Index	100.00	115.03	117.47	136.19	180.20	204.76
S&P 500 Oil and Gas Equipment and Services Index	100.00	139.22	123.05	123.09	160.80	148.23
* Total return assumes reinvestment of dividends on a quarterly basis.
The comparison of total return on investment (change in year-end stock price plus reinvested dividends) assumes that $100 was invested on December 31, 2009 in Baker Hughes common stock, the S&P 500 Index and the S&P 500 Oil and Gas Equipment and Services Index.
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

	Year Ended December 31,
(In millions, except per share amounts)	2014 (1)	2013 (1)	2012 (1)	2011 (1)	2010 (1)
Revenue	$24,551	$22,364	$21,361	$19,831	$14,414
Operating income (2)	2,859	1,949	2,192	2,600	1,417
Non-operating expense, net	(232)	(234)	(210)	(261)	(135)
Income before income taxes	2,627	1,715	1,982	2,339	1,282
Income taxes (3)	(896)	(612)	(665)	(596)	(463)
Net income	1,731	1,103	1,317	1,743	819
Net income attributable to noncontrolling interests	(12)	(7)	(6)	(4)	(7)
Net income attributable to Baker Hughes	$1,719	$1,096	$1,311	$1,739	$812
Per share of common stock:
Net income attributable to Baker Hughes:
Basic	$3.93	$2.47	$2.98	$3.99	$2.06
Diluted	3.92	2.47	2.97	3.97	2.06
Dividends	0.64	0.60	0.60	0.60	0.60
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$1,740	$1,399	$1,015	$1,050	$1,706
Working capital (current assets minus current liabilities)	7,408	6,717	6,293	6,295	5,568
Total assets	28,827	27,934	26,689	24,847	22,986
Long-term debt	3,913	3,882	3,837	3,845	3,554
Total equity	18,730	17,912	17,268	15,964	14,286
Notes To Selected Financial Data

(1)	We acquired BJ Services Company ("BJ Services") on April 28, 2010, and accordingly, the financial results of BJ Services are included only from the date of acquisition.

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
EXECUTIVE SUMMARY
Baker Hughes is a leading supplier of oilfield services, products, technology and systems to the worldwide oil and natural gas industry, referred to as our oilfield operations. We manage our oilfield operations through four geographic segments consisting of North America, Latin America, Europe/Africa/Russia Caspian, and Middle East/Asia Pacific. Our Industrial Services businesses are reported in a fifth segment. As of December 31, 2014, Baker Hughes had approximately 62,000 employees compared to approximately 59,400 employees as of December 31, 2013.
Within our oilfield operations, the primary driver of our businesses is our customers’ capital and operating expenditures dedicated to oil and natural gas exploration, field development and production. The main products and services provided by oilfield operations fall into one of two categories, Drilling and Evaluation or Completion and Production. This classification is based on the two major phases of constructing an oil and/or natural gas well, the drilling phase and the completion phase, and how our products and services are utilized in each phase. We also provide products and services to the downstream chemicals, and process and pipeline services, referred to as Industrial Services.
Financial Results
For 2014, we generated revenue of $24.55 billion, an increase of $2.19 billion, or 10%, compared to 2013. Revenue from our North America segment for 2014 was $12.08 billion, an increase of $1.2 billion, or 11%, compared to 2013. The increase in this segment was the result of higher activity levels in our U.S. onshore operations, improved utilization and pricing in our pressure pumping business, and growing demand for new technologies in the unconventional plays. Revenue for our Latin America segment for 2014 was $2.24 billion, a decrease of $71 million, or 3%, compared to 2013. The slight reduction in this segment is attributed to revenue declines in Venezuela and Brazil, partially offset by revenue growth in Argentina, Mexico and Ecuador. Revenue in our Middle East/Asia Pacific ("MEAP") segment for 2014 was $4.46 billion, an increase of $597 million, or 15%, compared to 2013. The strong growth in this segment was driven primarily by increased drilling activity across the region, in particular Saudi Arabia. Revenue in our Europe/Africa/Russia Caspian ("EARC") segment for 2014 was $4.42 billion, an increase of $376 million, or 9%, compared to 2013. The increase was driven mainly by revenue growth in Africa, Continental Europe and the United Kingdom. Industrial Services revenue was $1.36 billion, an increase of $85 million, or 7%, compared to 2013. A large contributor to the growth in this segment was the acquisition of a complementary pipeline services business in the third quarter of 2014.
Net income attributable to Baker Hughes was $1.72 billion for 2014 compared to $1.10 billion for 2013. Operating profit before tax increased significantly year over year due to robust activity growth and higher incremental profit on increased revenue in North America, MEAP and EARC, and improved profitability in Latin America. In North America, profit before tax increased $498 million, or 51%, compared to 2013. In addition to strong activity levels in U.S. onshore, increased profitability was driven by improved utilization and pricing in our pressure pumping operations, along with growing demand for new technologies which command a higher premium. In Latin America, profit before tax improved $224 million, or 339%, compared to 2013. The business realignment performed in late 2013 provided an improved cost structure for 2014 activity levels. Additionally, this segment saw higher incremental profit on increased revenue in Mexico and Argentina. In EARC, profit before tax increased $30 million, or 5%, compared to 2013. Profitability increased as a result of activity growth in the year, but was partially offset by a $58 million restructuring charge in North Africa and foreign exchange losses, particularly in Russia. In MEAP, profit before tax increased $218 million, or 48%, compared to 2013. The increase in profitability was due to a combination of strong activity growth and improved profitability in Iraq, where in the prior year, we incurred a business disruption charge of $79 million, which negatively impacted profit before tax. Profitability in our Industrial Services segment decreased $16 million, or 12%, as a result of integration expenses related to an acquisition, along with an increase in environmental remediation costs compared to the prior year.

Halliburton Merger Agreement
On November 16, 2014, Baker Hughes and Halliburton Company (“Halliburton”) entered into a definitive agreement and plan of merger under which Halliburton will acquire all of the outstanding shares of Baker Hughes in a stock and cash transaction. Under the terms of the agreement, stockholders of Baker Hughes will receive, for each share of common stock of Baker Hughes, a fixed exchange ratio of 1.12 Halliburton shares plus $19.00 in cash. The transaction is subject to approvals from each company’s stockholders, regulatory approvals and customary closing conditions. The transaction is expected to close in the second half of 2015; however, Baker Hughes cannot predict with certainty when, or if, the pending merger will be completed because completion of the transaction is subject to conditions beyond the control of Baker Hughes. For further information about the merger, see Note 2. "Halliburton Merger Agreement" of the Notes to Consolidated Financial Statements in Item 8 herein.
Outlook
Our industry is cyclical, and past cycles have been driven primarily by alternating periods of ample supply or shortages of oil and natural gas relative to demand. As an oilfield services company, our revenue is dependent on spending by our customers for oil and natural gas exploration, field development and production. This spending is dependent on a number of factors, including our customers’ forecasts of future energy demand, their expectations for future energy prices, their access to resources to develop and produce oil and natural gas, their ability to fund their capital programs and the impact of new government regulations.
In the second half of 2014, the oil market experienced an excess of supply as a result of sustained high output from tight oil plays in North America, a slowdown in demand from key consumer regions such as Europe and East Asia and the Organization of the Petroleum Exporting Countries ("OPEC") position in late November to not cut production. This market imbalance resulted in a rapid decline in oil prices, with both Brent and West Texas Intermediate prices dropping to near six-year lows and 60% below 2014 peak highs. Oil prices continued to drop in early 2015.
These changes in market conditions are a clear indicator that we are in the early stages of a down cycle in our industry. As with past cycles, the early days are always marked with a high degree of uncertainty, with capital spending from our customers remaining highly uncertain as a result of the rapid decline in commodity prices.
In North America, activity levels began to decline in late December, and we expect, based on prior cycles, for activity to continue to decline throughout 2015. In each of the last three downturns dating back to the 1990s, North America rig counts have fallen between 40% and 60% in a period of only twelve months. At the end of January 2015, the U.S. onshore oil-directed rig count had fallen approximately 25% from October highs, declining faster than we had predicted in early January. The Canadian rig count, which we previously expected to remain flat in the first quarter of the year, is already trending 10% below the prior quarter average, with an increased likelihood of further declines, as signs of an early spring break up are already impacting oilfield activity. At this accelerated pace, the North America rig count is currently trending to exit the first quarter of 2015 down approximately 1,000 rigs, or 50%, compared to the fourth quarter average.
Outside of North America, in prior cycles the international rig count has not fallen as sharply, but begins to drop steadily a couple months after the first signs of weakness appear in North America. Unlike prior cycles, we are already seeing the international rig count decline, with customers beginning to defer new projects and executing spending reductions for 2015. The decline is expected to begin in onshore and shallow water markets, with deepwater activity and spending from national oil companies remaining more resilient.
Based on the expected reduction in activity and customer spending, pricing declines for our products and services will potentially occur as a result of excess supply of equipment and the increase in our customers’ needs for cost reductions in order to maintain the economic viability of current projects. The combination of reduced activity and increased pricing pressure from our customers will result in a contraction of our revenue and margins in 2015.
Our objective through this down cycle is to remain nimble and maintain a strong focus on asset utilization, working capital and returns. We believe we are well positioned financially and strategically, and will proactively adapt to changing market conditions by right-sizing our cost structure to reflect expected near-term activity levels, reducing discretionary spending, and lowering costs within our supply chain. As previously announced in late January 2015, we are undertaking a workforce reduction of approximately 7,000 positions and will record a charge in the range of $160 million to $185 million for severance during the first quarter of 2015. Additionally, we are reviewing our operations for other cost saving or consolidation opportunities that may result in asset impairments and further workforce reductions. Although these actions will reduce our cost base, we still anticipate margin contraction to occur globally throughout 2015.
The International Energy Agency indicates in their January 2015 report that a rebalancing of the market could begin as early as the second half of the year; however, this does not mean that we will return to 2014 oil prices, as the market has clearly undergone a historical change as result of the U.S. oil production growth.
Technology will be a critical differentiator for oilfield service providers in this new environment, as our customers’ need for innovative solutions is more important than ever before. As such, we remain committed to our strategy of leveraging our strength in technology development to deliver differentiating new products and services which are designed to solve our customer’s three biggest challenges: efficient well construction; optimized well production and increase ultimate recovery. The current market conditions notwithstanding, the long term outlook for our industry remains strong. The world’s demand for energy will continue to rise, and the supply of energy will continue to increase in complexity, requiring greater service intensity and more advanced technology for oilfield service.
BUSINESS ENVIRONMENT
We operate in more than 80 countries helping customers find, evaluate, drill, produce, transport and process hydrocarbon resources. Our revenue is predominately generated from the sale of products and services to major, national, and independent oil and natural gas companies worldwide, and is dependent on spending by our customers for oil and natural gas exploration, field development and production.  This spending is dependent on a number of factors, including our customers’ forecasts of future energy demand and supply, their access to resources to develop and produce oil and natural gas, their ability to fund their capital programs, the impact of new government regulations and most importantly, their expectations for oil and gas prices as a key driver of their cash flows.
Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	2014	2013	2012
Brent oil prices ($/Bbl) (1)	$98.88	$108.81	$111.96
WTI oil prices ($/Bbl) (2)	93.03	97.98	94.12
Natural gas prices ($/mmBtu) (3)	4.35	3.73	2.76

(1)	Bloomberg Dated Brent (“Brent”) Oil Spot Price per Barrel

(2)	Bloomberg West Texas Intermediate (“WTI”) Cushing Crude Oil Spot Price per Barrel

(3)	Bloomberg Henry Hub Natural Gas Spot Price per million British Thermal Unit
Outside North America, customer spending is most heavily influenced by Brent oil prices, which fluctuated significantly throughout the year, ranging from a high of $115.00/Bbl in June 2014 to a low of $55.76/Bbl in December 2014. Brent oil prices were the highest in the second quarter of 2014 as geopolitical disputes in the Middle East and Africa reduced output and threatened future production. In September 2014, oil prices began to steadily decline as rapidly increasing production from the tight oil plays in North America, coupled with unfavorable economic data from Europe and Asia, led to negative demand forecasts and fears of a global economic downturn, which in turn, caused an imbalance in the market. OPEC's decision in late November to maintain its current crude oil production target, despite lower oil prices, put additional downward pressure on price expectations, and as a result, Brent oil prices exited 2014 reflecting a 52% reduction compared to the peak earlier in the year.

In North America, customer spending is highly driven by WTI oil prices, which, similar to Brent oil prices, fluctuated significantly throughout the year, with the highest prices being recorded in the third quarter. Overall, WTI oil prices ranged from a high of $107.62/Bbl in July 2014 to a low of $53.27/Bbl in December 2014. High prices during the third quarter were a result of WTI crude increasingly displacing Brent-quality crude imports into North America through increased U.S. oil production and improved crude-by-rail and pipeline infrastructure.
In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, averaged $4.35/mmBtu in 2014, representing a 17% increase over the prior year. Natural gas prices were above the average for the first two months of the year before settling closer to the average for the remainder of the year. In December 2014, based on forecasts of increased production exceeding demand, natural gas prices began falling and declined to a low of $2.75/mmBtu. According to the U.S. Department of Energy (“DOE”), working natural gas in storage at the end of 2014 was 3,220 billion cubic feet ("Bcf"), which was 7.8% or 232 Bcf above the corresponding week in 2013.
Baker Hughes Rig Count
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

The rig counts are summarized in the table below as averages for each of the periods indicated.

	2014	2013	2012
U.S. - onshore	1,804	1,705	1,871
U.S. - offshore	57	56	47
Canada	379	353	364
North America	2,240	2,114	2,282
Latin America	397	419	423
North Sea	40	42	40
Continental Europe	105	93	79
Africa	134	125	96
Middle East	406	372	356
Asia Pacific	254	246	241
Outside North America	1,336	1,297	1,235
Worldwide	3,576	3,411	3,517
2014 Compared to 2013
The rig count in North America increased 6% in 2014 compared to 2013 primarily driven by a 9% growth in oil-directed rigs. The oil-directed rig count increased 11% in the U.S. as a result of increased exploration & production spending, but decreased by 6% in Canada where many operators curtailed their oil-directed drilling plans in the second half of 2014 due to high oil price differentials as compared to WTI and wet weather in southern Alberta and Saskatchewan. The natural gas-directed rig count in North America declined 2% reflecting a 13% decrease in the U.S. partially offset by a 34% increase in Canada. Natural gas-directed drilling in the U.S. was negatively impacted by the continued weakness in North America natural gas prices which discouraged new investment in natural gas fields. In Canada, the increase in natural gas-directed rigs was driven by drilling in condensate rich zones in Alberta to service the oil sands drilling activity. Overall, Canada rig counts increased 7% in 2014 compared to 2013.
Outside North America, the rig count increased 3% in 2014 compared to 2013. The rig count in Latin America decreased 5% as a result of reduced rig activity in Brazil and Mexico, partially offset by an increase in activity in the emerging unconventional plays in Argentina. The North Sea rig count decreased by 5%, primarily due to a decline in the rig activity in Norway. The rig count in Continental Europe increased by 13% with higher activity in Turkey and Romania. In Africa, the rig count increased 7% primarily due to higher activity in Kenya, Angola, and Chad. The rig count increased 9% in the Middle East due to higher activity in Saudi Arabia, Oman and Kuwait, slightly offset by a reduction in Iraq due to political unrest. The rig count in Asia Pacific increased 3% due to increased activity in offshore China, partially offset by activity reduction in Indonesia, Malaysia and New Zealand.
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
During 2014, 37,508 wells were spud on land in the U.S. This compares to 35,676 wells spud in 2013, or an increase of 5%.
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
Revenue and Profit Before Tax
Revenue and profit before tax for each of our five operating segments is provided below. The performance of our segments is evaluated based on profit before tax, which is defined as income before income taxes and before the following: net interest expense, corporate expenses, and certain gains and losses not allocated to the segments. During 2014, certain North African entities previously reported in our Middle East/Asia Pacific segment were realigned and are now reported within our Europe/Africa/Russia Caspian segment to reflect how we manage the business. Accordingly, all prior segment disclosures have been recast to reflect this realignment.
2014 Compared to 2013

	Year Ended December 31,
	2014	2013	$ Change	% Change
Revenue:
North America	$12,078	$10,878	$1,200	11%
Latin America	2,236	2,307	(71)	(3)%
Europe/Africa/Russia Caspian	4,417	4,041	376	9%
Middle East/Asia Pacific	4,456	3,859	597	15%
Industrial Services	1,364	1,279	85	7%
Total Revenue	$24,551	$22,364	$2,187	10%

	Year Ended December 31,
	2014	2013	$ Change	% Change
Profit Before Tax:
North America	$1,466	$968	$498	51%
Latin America	290	66	224	339%
Europe/Africa/Russia Caspian	621	591	30	5%
Middle East/Asia Pacific	675	457	218	48%
Industrial Services	119	135	(16)	(12)%
Total Operations	3,171	2,217	954	43%
Corporate and other	(544)	(502)	(42)	8%
Total Profit Before Tax	$2,627	$1,715	$912	53%
Revenue for 2014 increased $2.2 billion or 10% compared to 2013. All segments, except for Latin America, experienced revenue growth in 2014, with North America being the largest contributor. Likewise, revenue grew across all our product lines, in particular drilling services, artificial lift and pressure pumping. Profit before tax from operations for 2014 increased $954 million or 43% compared to 2013. Strong activity growth in North America and MEAP, and improved profitability in Latin America contributed to the significant year over year increase in profit before tax. The increase was also driven by improved utilization and improved contractual terms in our pressure pumping U.S. onshore operations.
North America
North America revenue in 2014 increased $1.2 billion or 11% compared to 2013, with rig counts increasing 6% from the prior year average. The increase in revenue was driven almost entirely by our U.S. onshore operations, where higher activity levels, improved utilization and market conditions in pressure pumping, along with increased demand for new technologies in the unconventional plays contributed to solid growth across all our districts and product lines. The largest contributor to the revenue growth was our pressure pumping operations, where market conditions gradually improved during the year, reversing the over supply of hydraulic fracturing equipment; which, when combined with our multi-year improvement initiative for this product line, resulted in improved utilization and increased efficiencies. Our artificial lift, drilling services and drill bit product lines also delivered exceptionally strong growth, as demand increased for our new technologies specifically designed for the unconventional plays. Revenue in Canada declined in 2014 as compared to 2013, in part due to a 6% decline in the oil-directed rig count, which is a significant driver of our operations in the country. In addition, we experienced a decline in Canadian revenue in our pressure pumping product line, due to lower demand for hydraulic fracturing, which was partially offset by strong growth in our drill bit and artificial lift product lines. Revenue in the Gulf of Mexico declined slightly despite a relatively flat rig count in 2014 compared to 2013. The revenue decline is attributable to activity delays, primarily in drilling and stimulation, that resulted from unusually strong ocean currents in the second half of 2014.
North America profit before tax was $1,466 million in 2014, an increase of $498 million or 51% compared to 2013. In addition to the strong activity levels in U.S. onshore, increased profitability was driven by improved contractual terms and utilization in our pressure pumping operations, as well as other efficiency gains and cost savings recognized as part of our pressure pumping profit improvement plan. The growing demand for new technologies, which command a higher premium, also contributed to the improvement. In the Gulf of Mexico, profitability improved, despite the decline in revenue, as a result of a more favorable mix of revenue with an increase in deepwater completion systems. In Canada, profitability decreased in line with the revenue decline, as costs savings achieved in pressure pumping were offset by the foreign exchange impact of the weakening Canadian dollar. Profitability in 2014 was negatively impacted by $29 million of severance costs and $13 million of costs associated with a technology royalty agreement.
Latin America
Latin America revenue decreased $71 million or 3% in 2014 compared to 2013. Revenue reductions in Brazil and Venezuela were partially offset by increased revenue throughout the rest of the region. Revenue declined across most product lines in Brazil due to lower activity levels in 2014, as evidenced by a 27% reduction in the rig count compared to 2013. Revenue in Venezuela decreased across all product lines as a result of our decision in May 2014 to move from the official rate of 6.3 Bolivares Fuertes (“BsF”) per U.S. Dollar to the SICAD 2 rate of approximately 50 BsF per U.S. Dollar. These decreases were partially offset by increased activity and share gains in the pressure pumping and completion services product lines in Argentina, as unconventional activity continued to grow; offshore drilling in Mexico's marine region; and our artificial lift and upstream chemicals product lines in Ecuador.
Latin America profit before tax increased $224 million or 339% in 2014 compared to 2013. The significant improvement in profitability can be primarily attributed to cost reduction strategies implemented throughout the region in the second half of 2013, with particular focus on Brazil. 2013 includes a charge of $19 million for severance related to these actions. Increased activity in Argentina, Mexico and Ecuador also contributed to the profitability improvement in 2014. Profitability was also impacted by foreign exchange losses of $12 million and $23 million in 2014 and 2013, respectively, due to the currency devaluation in Venezuela. Our operations in Venezuela could be impacted by further devaluations of the local currency; however, we believe the potential impact would not be material to our consolidated financial statements.
Europe/Africa/Russia Caspian (“EARC”)
EARC revenue increased $376 million or 9% in 2014 compared to 2013. In 2014, we delivered strong revenue growth in Africa, Continental Europe and Russia Caspian. Revenue was negatively impacted by the unfavorable change in exchange rates of several currencies including the Russian Ruble relative to the U.S. Dollar. In Africa, revenue increased as a result of activity growth and share gains across most of the region, predominately in West Africa. These increases were slightly offset by a decline in activity in North Africa resulting from industry-wide disruptions in Libya due to political instability in the country during the third quarter of 2014. In Continental Europe, revenue growth was driven by increased demand for our completion and production product lines. In the North Sea, drilling and evaluation activity increases in the United Kingdom were entirely offset by reduced activity in Norway. In the Russia Caspian region, revenue growth was driven by increased activity in our completion and production product lines.
EARC profit before tax increased $30 million or 5% in 2014 compared to 2013. Incremental profitability growth from increased revenue was almost entirely offset by a $58 million charge associated with the restructuring of our operations in North Africa and impairment of certain assets, mainly due to the recent disruption in our operations in Libya. Profitability was also negatively impacted by foreign exchange losses as a result of the devaluation of several currencies, including the Russian Ruble.
Middle East/Asia Pacific (“MEAP”)
MEAP revenue increased $597 million or 15% in 2014 compared to 2013, while the corresponding rig count increased only 7% over the same period. We posted strong revenue growth in virtually all geographies, most notably in Saudi Arabia, Iraq, the Arabian Gulf, Southeast Asia and China. In Saudi Arabia, revenue increases were primarily related to activity growth in our integrated operations contracts. In addition, we experienced strong demand for our drilling services and completion services product lines, as the average rig count reached another record in 2014, up 24% compared to the prior year average. In Iraq, revenue increased in 2014 over the prior year, as 2013 was negatively impacted by a significant disruption in operations in the fourth quarter partially offset by a decline in activity in 2014 due to a demobilization on a major contract. Revenue increased in the Arabian Gulf due to increased demand for our drilling services and pressure pumping product lines in the United Arab Emirates and India. Within Asia Pacific, revenue growth was strongest in South East Asia and China, predominately in our drilling services product line.
MEAP profit before tax improved $218 million or 48% in 2014 compared to 2013. The primary driver of the increase in profit before tax was higher incremental profit on increased revenue across the segment, most notably in Saudi Arabia and Iraq. Further, we experienced a favorable shift in product mix with a higher proportion of revenue derived from our drilling services product line. Profit before tax in 2013 was negatively impacted by $79 million of losses in Iraq related to the significant disruption to our operations, expenses associated with personnel movements and security measures, and other non-recurring items.

Industrial Services
Industrial Services revenue increased 7% and profit before tax decreased 12% in 2014 compared to 2013. The increase in revenue was primarily driven by the acquisition of a complementary pipeline services business in the third quarter of 2014. Profitability in the segment decreased as a result of integration expenses related to this acquisition, along with an increase in environmental costs compared to the prior year.
2013 Compared to 2012

	Year Ended December 31,
	2013	2012	$ Change	% Change
Revenue:
North America	$10,878	$10,836	$42	—%
Latin America	2,307	2,399	(92)	(4)%
Europe/Africa/Russia Caspian	4,041	3,810	231	6%
Middle East/Asia Pacific	3,859	3,099	760	25%
Industrial Services	1,279	1,217	62	5%
Total Revenue	$22,364	$21,361	$1,003	5%

	Year Ended December 31,
	2013	2012	$ Change	% Change
Profit Before Tax:
North America	$968	$1,268	$(300)	(24)%
Latin America	66	197	(131)	(66)%
Europe/Africa/Russia Caspian	591	605	(14)	(2)%
Middle East/Asia Pacific	457	294	163	55%
Industrial Services	135	131	4	3%
Total Operations	2,217	2,495	(278)	(11)%
Corporate and other	(502)	(513)	11	(2)%
Total Profit Before Tax	$1,715	$1,982	$(267)	(13)%
Revenue for 2013 increased $1 billion or 5% compared to 2012, with the increase coming predominantly from the Eastern Hemisphere as we continue to grow our operations in the Middle East, Asia Pacific, Africa and Russia Caspian. In North America, revenue growth in the Gulf of Mexico was essentially offset by lower revenue in Canada.
Profit before tax from operations for 2013 decreased $278 million or 11% compared to 2012. Despite the increase in revenue, our profit before tax was significantly impacted by low equipment utilization resulting from over capacity in the pressure pumping business in North America, a decline in activity and lower prices for drilling services in Brazil, and reduced pricing and increased start-up costs associated with the new drilling contract in Norway. Additionally, during the fourth quarter of 2013, we incurred costs of $79 million in Iraq related to a significant disruption to operations, increased personnel and security costs, and other non-recurring items. These reductions to profit before tax were partially offset by Asia Pacific, which experienced a significant improvement in profitability throughout the region driven by increased activity and improved mix of product sales.
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
North America profit before tax was $968 million in 2013, a decrease of $300 million or 24% compared to 2012. Profits from our U.S. onshore and Canadian operations were significantly impacted by the continued oversupply of pressure pumping equipment, resulting in low fleet utilization and increased competition. North America profit before tax was further reduced by higher depreciation and amortization expense of $64 million and higher compensation costs. These reductions were partially offset by improved profits in the Gulf of Mexico resulting from a favorable mix of sales to deepwater completion systems and pressure pumping services, as well as lower costs for raw materials, and other efficiency gains and cost savings recognized as part of our pressure pumping profit improvement plan. In 2012, North America profit before tax was negatively impacted by the impairment charges associated with the information technology assets and facility closure discussed previously.
Latin America
Latin America revenue decreased $92 million or 4% in 2013 compared to 2012. The primary drivers were reduced revenue in Brazil and Venezuela, partially offset by increased revenue throughout the rest of the region. Activity declined across almost all product lines in Brazil in part due to a 23% reduction in the rig count as compared to 2012, but also due to a new drilling services contract with lower activity and pricing. Revenue in Venezuela decreased across almost all product lines due to lower activity levels and the impact of a devaluation in the local currency. These decreases were partially offset by increased revenue for our drilling services and artificial lift product lines in Ecuador, pressure pumping and wireline services in Argentina, and pressure pumping and drilling services in Mexico.
Latin America profit before tax decreased $131 million or 66% in 2013 compared to 2012. The main drivers behind this reduction were lower revenue and pricing for our drilling services product line in Brazil, expenses associated with demobilization of equipment in Brazil, lower activity levels in Venezuela, and severance charges of $32 million throughout Latin America. In February 2013, Venezuela's currency was devalued from the prior exchange rate of 4.3 Bolivars Fuertes per U.S. Dollar to 6.3 Bolivars Fuertes per U.S. Dollar, which applies to our local currency denominated balances. The impact of this devaluation was a loss of $23 million that was recorded in MG&A expense in the first quarter of 2013. In 2012, Latin America profit before tax was negatively impacted by the impairment charges associated with the information technology assets and facility closure discussed previously.
Europe/Africa/Russia Caspian
EARC revenue increased $231 million or 6% in 2013 compared to 2012. Revenue increased in both Africa and Russia Caspian, with Europe remaining flat. The increase in Africa was predominantly in Nigeria, where our drilling services and completion systems product lines experienced increased activity, as well as in North Africa, where the resumption of activity in Libya benefited our drilling services, wireline services and completion systems product lines. Increased activity in Algeria and share gains in Mauritania also contributed to increased revenue compared to 2012. Growth in Russia Caspian was due to increased demand for our drilling services, completion systems, pressure pumping and artificial lift product lines. In Europe, revenue was flat compared to 2012. A new drilling services contract and higher activity for pressure pumping and wireline services in Norway were offset by the completion of significant projects in the Eastern Mediterranean and lower activity across all drilling and evaluation product lines in the United Kingdom.
EARC profit before tax decreased $14 million or 2% in 2013 compared to 2012. In Europe, profit margins declined due to reduced pricing and increased start-up costs associated with the new drilling services contract in Norway. Europe profitability was also impacted by the reduced drilling and evaluation activity in the United Kingdom and completion of the projects in the Eastern Mediterranean. These declines were partially mitigated by improved profits in Africa and Russia Caspian, primarily associated with higher revenue. In 2012, EARC profit before tax was negatively impacted by the impairment charges associated with the information technology assets and facility closure discussed previously.
Middle East/Asia Pacific
MEAP revenue increased $760 million or 25% in 2013 compared to 2012, while the corresponding rig count increased only 4% over the same period. Both the Middle East and Asia Pacific posted strong revenue growth in all geographies, most notably in Iraq, Saudi Arabia, the Arabian Gulf, Southeast Asia and China. Iraq revenue increased due to growth in our integrated services contracts. However, Iraq revenue was negatively impacted in the fourth quarter of 2013 due to a significant disruption in operations. Saudi Arabia saw a significant increase in revenue due to higher demand for our drilling services, pressure pumping and wireline services product lines as well as growth in an integrated services contract. Revenue increased in the Arabian Gulf due to increased demand for our drilling services and wireline services product lines in United Arab Emirates, as well as for wireline services in India. Within Asia Pacific, revenue growth was strongest in South East Asia for drilling services, completion systems and pressure pumping. Indonesia and China experienced increased activity for drilling services, and demand for wireline services grew in Papua New Guinea.
MEAP profit before tax increased $163 million or 55% in 2013 compared to 2012. The primary driver of the increase in profit before tax was higher incremental profit on increased revenue in Asia Pacific, and to a lesser extent in the Middle East. Further, we experienced a favorable shift in product mix with a higher proportion of revenue derived from our drilling services and completion systems product lines. Profit before tax in 2013 also benefited from ongoing profit improvement initiatives in Asia Pacific. These improvements were offset by $79 million of losses in Iraq related to the significant disruption to our operations, expenses associated with personnel movements and security measures, and other non-recurring items. In 2012, MEAP profit before tax was negatively impacted by the impairment charges associated with the information technology assets and facility closure discussed previously.
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
Costs and Expenses
The table below details certain consolidated statement of income data and as a percentage of revenue.

	2014		2013		2012
	$	%	$	%	$	%
Revenue	$24,551	100%	$22,364	100%	$21,361	100%
Cost of revenue	19,746	80%	18,553	83%	17,356	81%
Research and engineering	613	2%	556	2%	497	2%
Marketing, general and administrative	1,271	5%	1,306	6%	1,316	6%

Cost of Revenue
Cost of revenue as a percentage of revenue was 80% and 83% for 2014 and 2013, respectively. The improvement in cost of revenue as a percentage of revenue was due primarily to the continued improvement in our U.S. onshore pressure pumping business, which resulted in higher asset utilization and organizational efficiencies, as well as improved contractual terms. In Latin America, margins improved due to cost reduction strategies implemented throughout the region in the second half of 2013. Margins in the MEAP segment were improved by higher incremental profit on increased revenue, combined with a favorable shift in product mix. Reduced disruptions in our Iraq operations for 2014 also contributed to lower cost of revenue in the MEAP segment. In the EARC segment, profitability increased in Continental Europe, the United Kingdom and most of Africa but were partially offset by restructuring charges of $58 million associated with our operations in North Africa, primarily from disruptions in Libya. These improvements were partially offset by $113 million of increased depreciation expense across all segments except Latin America; $29 million of severance charges in North America; and $29 million of costs associated with a technology royalty agreement.
Cost of revenue as a percentage of revenue was 83% and 81% for 2013 and 2012, respectively. The increase in cost of revenue as a percentage of revenue was due primarily to lower margins in our pressure pumping product line in North America as a result of the overcapacity in the pressure pumping industry. Additionally, depreciation expense across all segments increased cost of revenue by $160 million in 2013 compared to 2012. In Latin America, lower pricing on the drilling services contract in Brazil led to an increase in cost of revenue relative to revenue. In Europe, reduced pricing and increased start-up costs on a new drilling services contract in Norway decreased margins, as well as an unfavorable change in sales mix. Margins in the Middle East were negatively impacted by third party costs related to our Iraq integrated contracts. Further, cost of revenue was negatively impacted from a disruption to our operations in Iraq in the fourth quarter of 2013. In 2013, margins were favorably impacted by higher incremental profit on revenue in Asia Pacific, and improvement of sales mix in Africa, Russia Caspian and the Gulf of Mexico.
Research and Engineering
Research and engineering expenses increased 10% in 2014 compared to 2013 as we continued our commitment to invest in the research and product development required to meet our customers' need for innovative new products and emerging technologies, focusing on lowering the cost of well construction, optimizing well production and increasing ultimate recoveries. As a result of our research and development activities in 2014, we commercially launched over 160 new products and services.
Research and engineering expenses increased 12% in 2013 compared to 2012. In 2013, we continued to ramp up our research and development activities at our technology centers, which resulted in higher personnel and material costs. As a result of our research and development activities in 2013, we commercially launched over 100 new products and services. We are committed to expanding our core services to include critical capabilities and emerging technologies.
Marketing, General and Administrative
Marketing, general and administrative (“MG&A”) expenses decreased 3% in 2014 compared to 2013. MG&A expenses in 2014 includes a net gain of $34 million recognized on the deconsolidation of a jointly owned legal entity. For further discussion, see Note 3. "Acquisitions and Deconsolidation" of the Notes to Consolidated Financial Statements in Item 8 herein. Cost savings experienced across the organization were mostly offset by a charge of $14 million related to the impairment of a technology investment and $11 million of merger related expenses. Also included in MG&A in 2014 and 2013 are foreign exchange losses of $12 million and $23 million, respectively, due to the currency devaluation in Venezuela.
MG&A expenses decreased 1% in 2013 compared to 2012. MG&A expenses in 2013 decreased as a result of non-recurring charges recorded in 2012 including $43 million related to the impairment of certain information technology assets as well as the winding down of our worldwide integration efforts subsequent to our acquisition of BJ Services in 2010. The conclusion of our integration efforts resulted in decreased costs related to technology, project management and personnel, and led to improved efficiencies among our global operations and support functions. The reduction in MG&A was largely offset by the loss of $23 million due to the currency devaluation in

Venezuela, higher salaries and wage costs for personnel, and foreign exchange losses caused by unfavorable movement in exchange rates for foreign currencies against the U.S. Dollar.
Litigation Settlement
During the second quarter of 2014, we recorded a charge of $62 million related to litigation settlements for wage and hour lawsuits. For further discussion, see Note 13. "Commitments and Contingencies - Litigation" of the Notes to Consolidated Financial Statements in Item 8 herein.
Interest Expense, net
Interest expense, net of interest income, was $232 million in 2014, which remained relatively flat when compared to $234 million in 2013. For 2013, interest expense, net of interest income increased $24 million when compared to 2012, primarily due to the reduction of capitalized interest in 2013, which corresponds with the decrease in our capital expenditures.
Income Taxes
Total income tax expense was $896 million, $612 million and $665 million for 2014, 2013 and 2012, respectively. Our effective tax rate on operating profits in 2014, 2013, and 2012 was 34.1%, 35.7% and 33.6%, respectively. The 2014 effective tax rate is lower than the U.S. statutory income tax rate of 35% due to lower rates on certain international operations, partially offset by state income taxes and adjustments to prior years’ tax positions. The 2013 effective tax rate is higher than the U.S. statutory income tax rate of 35% due to higher rates on certain international operations, primarily resulting from foreign losses with no tax benefit, and state income taxes partially offset by adjustments to prior years’ tax positions. The 2012 effective tax rate was lower than the U.S. statutory income tax rate of 35% due to lower rates of tax on certain international operations and adjustments to prior years' tax positions partially offset by state income taxes.
COMPLIANCE
We do business in more than 80 countries, including approximately 18 of the 40 countries having the lowest scores in the Transparency International’s Corruption Perception Index survey for 2014, which indicates high levels of corruption. We devote significant resources to the development, maintenance, communication and enforcement of our Business Code of Conduct, our anti-bribery compliance policies, our internal control processes and procedures and other compliance related policies. Notwithstanding the devotion of such resources, and in part as a consequence thereof, from time to time we discover or receive information alleging potential violations of laws and regulations, including the FCPA and our policies, processes and procedures. We conduct timely internal investigations of these potential violations and take appropriate action depending upon the outcome of the investigation.
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

•
We have a compliance governance committee, which includes senior officers of the Company, that reviews our effectiveness and compliance with processes and controls of the Company's global compliance program including all areas covered by the Business Code of Conduct.

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

LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility in order to fund the requirements of our business. At December 31, 2014, we had cash and cash equivalents of $1.74 billion, of which approximately $1.31 billion was held by foreign subsidiaries. A substantial portion of the cash held by foreign subsidiaries at December 31, 2014 was reinvested in our international operations as our intent is to use this cash to, among other things, fund the operations of our foreign subsidiaries. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds based on applicable U.S. tax rates net of foreign tax credits. We have a committed revolving credit facility with commercial banks and a related commercial paper program under which the maximum combined borrowing at any time under both the credit facility and the commercial paper program is $2.50 billion. At December 31, 2014, we had no commercial paper outstanding; therefore, the amount available for borrowing under the facility as of December 31, 2014 was $2.50 billion. We believe that cash on hand, cash flows generated from operations and the available credit facility, including the issuance of commercial paper, will provide sufficient liquidity to manage our global cash needs. In 2014, we used cash to pay for a variety of activities including working capital needs, capital expenditures, acquisitions, repurchase of our common stock and payment of dividends.

Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the years ended December 31:

(In millions)	2014	2013	2012
Operating activities	$2,953	$3,161	$1,835
Investing activities	(1,659)	(1,663)	(2,521)
Financing activities	(939)	(1,103)	646
Operating Activities
Cash flows from operating activities provided $2.95 billion and $3.16 billion for the years ended December 31, 2014 and 2013, respectively. Cash flows from operating activities decreased $208 million in 2014 primarily due to the change in net operating assets and liabilities, which used more cash in 2014 compared to 2013, partially offset by the increase in net income.
The main underlying drivers in 2014 compared to 2013 of the changes in operating assets and liabilities are as follows:

•
An increase in accounts receivable used cash of $524 million and $453 million in 2014 and 2013, respectively. The increase in accounts receivable in 2014 was primarily due to an increase in activity and the corresponding revenue growth partially offset by improved collections as evidenced by a decrease in days sales outstanding (defined as the average number of days our net trade receivables are outstanding based on quarterly revenue).

•	An increase in inventory used cash of $259 million and $120 million in 2014 and 2013, respectively, driven by an increase in activity levels.

•
An increase in accounts payable provided cash of $291 million and $845 million in 2014 and 2013, respectively. The increase in accounts payable in 2014 was primarily due to an increase in activity and the continuation of our vendor management initiatives.

•
Accrued employee compensation and other accrued liabilities provided cash of $115 million and $231 million in 2014 and 2013, respectively. The decrease in cash provided in 2014 from 2013 was primarily due to higher payments for employee bonuses in 2014 compared to 2013.

Cash flows from operating activities provided $3.16 billion and $1.84 billion for the year ended December 31, 2013 and 2012, respectively. Cash flows from operating activities increased $1.33 billion in 2013 primarily due to the change in net operating assets and liabilities, which used less cash in 2013 compared to 2012.
The main underlying drivers in 2013 compared to 2012 of the changes in operating assets and liabilities are as follows:

•
An increase in accounts receivable used cash of $453 million and provided cash of $16 million in 2013 and 2012, respectively. The increase in accounts receivable in 2013 was primarily due to an increase in activity and the corresponding revenue growth partially offset by improved collections as evidenced by a decrease in days sales outstanding.

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

Investing Activities
Our principal recurring investing activity is the funding of capital expenditures to ensure that we have the appropriate levels and types of machinery and equipment in place to generate revenue from operations. Expenditures for capital assets totaled $1.79 billion, $2.09 billion and $2.91 billion for 2014, 2013 and 2012, respectively. While the majority of these expenditures were for machinery and equipment, it also includes expenditures for new facilities, expansions of existing facilities and other infrastructure projects.
Proceeds from the disposal of assets were $437 million, $455 million and $389 million for 2014, 2013 and 2012, respectively. These disposals related to equipment that was lost-in-hole and property, machinery, and equipment no longer used in operations that was sold throughout the year.
We routinely evaluate potential acquisitions of businesses that may enhance our current operations or expand our operations into new markets or product lines. We may also from time to time sell business operations that are not considered part of our core business. In 2014, we paid $314 million for acquisitions, net of cash acquired of $7 million. During 2013 and 2012, we did not have any significant business acquisitions or dispositions.
Under the merger agreement with Halliburton, as described in Note 2. "Halliburton Merger Agreement" of the Notes to Consolidated Financial Statements in Item 8 herein, we have restrictions on our ability to acquire or dispose of any businesses while the merger is pending.
Financing Activities
We had net repayments of commercial paper and other short-term debt of $248 million and $571 million in 2014 and 2013, respectively, and net borrowing of commercial paper and other short-term debt of $847 million in 2012.
Total debt outstanding at December 31, 2014 was $4.13 billion, a decrease of $248 million compared to December 31, 2013. The total debt-to-capital (defined as total debt plus equity) ratio was 0.18 at December 31, 2014 and 0.20 at December 31, 2013. We received proceeds of $216 million, $101 million and $81 million in 2014, 2013 and 2012, respectively, from the issuance of common stock through the exercise of stock options and the employee stock purchase plan.
Our Board of Directors has authorized a program to repurchase our common stock from time to time. During 2013, our Board of Directors increased the authorization to purchase our common stock under our share repurchase program by $800 million. During 2014, we repurchased 9.1 million shares of our common stock at an average price of $65.75 per share, for a total of $600 million. We had authorization remaining to repurchase approximately $1.05 billion in common stock at the end of 2014. During 2013, we repurchased 6.3 million shares of our common stock at an average prices of $55.59 per share, for a total of $350 million. During 2012, we did not repurchase any shares of common stock.
We paid dividends of $279 million, $267 million and $263 million in 2014, 2013 and 2012, respectively.
Under the merger agreement with Halliburton, as described in Note 2. "Halliburton Merger Agreement" of the Notes to Consolidated Financial Statements in Item 8 herein, we have generally agreed not to repurchase any shares of common stock or increase the quarterly dividend while the merger is pending.
Available Credit Facility

We have a committed revolving credit facility (“credit facility”) with commercial banks and a related commercial paper program under which the maximum combined borrowing at any time under both the credit facility and the commercial paper program is $2.5 billion. The credit facility matures in September 2016 and contains certain covenants which, among other things, restrict certain merger transactions or the sale of all or substantially all of our assets or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the credit facility may be accelerated. Such events of default include payment defaults to lenders under the credit facility, covenant defaults and other customary defaults. We were in compliance with all of the credit facility’s covenants, and there were no direct borrowings under the credit facility during 2014. Under the commercial paper program, we may issue from time to time up to $2.5 billion in commercial paper with maturities of no more than 270 days. The amount available to borrow under the credit facility is reduced by the amount of any commercial paper outstanding. At December 31, 2014, we had no outstanding borrowings under the commercial paper program.
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
We believe our current credit ratings would allow us to obtain interim financing over and above our existing credit facility for any currently unforeseen significant needs.
Cash Requirements
In 2015, we believe cash on hand, cash flows from operating activities and the available credit facility will provide us with sufficient capital resources and liquidity to manage our working capital needs, meet contractual obligations, fund capital expenditures and dividends, and support the development of our short-term and long-term operating strategies. If necessary, we may issue commercial paper or other short-term debt to fund cash needs in the U.S. in excess of the cash generated in the U.S.
In 2015, we expect our capital expenditures to be approximately $1.4 billion, excluding any amount related to acquisitions. The expenditures are expected to be used primarily for normal, recurring items necessary to support our business. A significant portion of our capital expenditures can be adjusted and managed by us to match market demand and activity levels. We also anticipate making income tax payments in the range of $350 million and $450 million in 2015. For all defined benefit, defined contribution and other postretirement plans, we expect to contribute between $350 million and $390 million to these plans in 2015. See Note 12. "Employee Benefit Plans" of the Notes to Consolidated Financial Statements in Item 8 herein for further discussion.
In May 2014, the Board of Directors approved a $0.02 per share increase in the quarterly cash dividend to $0.17 per share of common stock for the August 2014 holders of record over the previous quarter's dividend of $0.15 per share of common stock. We anticipate paying dividends in the range of $287 million to $297 million in 2015; however, the Board of Directors can change the dividend policy at any time.
Under the merger agreement with Halliburton, as described in Note 2. "Halliburton Merger Agreement" of the Notes to Consolidated Financial Statements in Item 8 herein, we have agreed not to increase the quarterly dividend while the merger is pending.

Contractual Obligations
In the table below, we set forth our contractual cash obligations as of December 31, 2014. Certain amounts included in this table are based on our estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors. The contractual cash obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

	Payments Due by Period
(In millions)	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	More Than 5 Years
Total debt and capital lease obligations (1)	$4,161	$220	$47	$1,044	$2,850
Estimated interest payments (2)	3,014	227	444	356	1,987
Operating leases (3)	806	284	305	103	114
Purchase obligations (4)	1,427	532	568	228	99
Liabilities for uncertain income tax positions (5)	291	117	57	90	27
Other long-term liabilities	182	28	77	16	61
Total (6)	$9,881	$1,408	$1,498	$1,837	$5,138

(1)
Amounts represent the expected cash payments for the principal amounts related to our debt, including capital lease obligations. Amounts for debt do not include any unamortized discounts or deferred issuance costs. Expected cash payments for interest are excluded from these amounts.

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

(6)
Amount does not include expected contributions to our pension and other postretirement benefit plans of between $85 million and $100 million as the majority of these contributions relate to amounts greater than necessary to meet minimum funding requirements and as such would not be considered a contractual obligation.

Off-Balance Sheet Arrangements
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees, which totaled approximately $1.3 billion at December 31, 2014. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our consolidated financial statements.
As of December 31, 2014, we had no material off-balance sheet financing arrangements other than normal operating leases. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

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
Allowance for Doubtful Accounts
The determination of the collectability of amounts due from our customers requires us to make judgments and estimates regarding our customers’ ability to pay amounts due us in order to determine the amount of valuation allowances required for doubtful accounts. We monitor our customers’ payment history and current credit worthiness to determine that collectability is reasonably assured. We also consider the overall business climate in which our customers operate. Provisions for doubtful accounts are recorded when it becomes evident that the customer will not make the required payments at either contractual due dates or in the future. At December 31, 2014 and 2013, the allowance for doubtful accounts totaled $224 million, or 4%, and $238 million, or 4%, of total gross accounts receivable, respectively. We believe that our allowance for doubtful accounts is adequate to cover potential bad debt losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required. A five percent change in the allowance for doubtful accounts would have had an impact on income before income taxes of approximately $11 million in 2014.
Inventory Reserves
Inventory is a significant component of current assets and is stated at the lower of cost or market. This requires us to record provisions and maintain reserves for excess, slow moving and obsolete inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand, market conditions, production requirements and technological developments. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential future outcomes. At December 31, 2014 and 2013, inventory reserves totaled $319 million, or 7%, and $382 million, or 9%, of gross inventory, respectively. We believe that our reserves are adequate to properly value potential excess, slow moving and obsolete inventory under current conditions. Significant or unanticipated changes to our estimates and forecasts could impact the amount and timing of any additional provisions for excess, slow moving or obsolete inventory that may be required. A five percent change in this inventory reserve balance would have had an impact on income before income taxes of approximately $16 million in 2014.
Goodwill and Other Long-Lived Assets
The purchase price of acquired businesses is allocated to its identifiable assets and liabilities based upon estimated fair values as of the acquisition date. Goodwill is the excess of the purchase price over the fair value of tangible and identifiable intangible assets and liabilities acquired in a business acquisition. Our goodwill at December 31, 2014 and 2013, totaled $6.08 billion and $5.97 billion, respectively. We perform an annual test of goodwill for impairment as of October 1 of each year for each of our reporting units which are the same as our five reportable segments. We have the option of performing a qualitative or quantitative assessment to determine if an impairment has occurred. If a qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would be required to perform a quantitative impairment test for goodwill. In 2014, we performed a qualitative assessment for our annual goodwill impairment test. In 2013 and 2012, a quantitative assessment for the determination of impairment was made by comparing the carrying amount of each reporting unit with its fair value. There were no impairments of goodwill in any of the three years ended December 31, 2014.
In determining the carrying amount of reporting units, corporate and other assets and liabilities are allocated to the extent that they relate to the operations of those reporting units. Our impairment tests include both qualitative and quantitative factors. When necessary, we calculate the fair value of a reporting unit using various valuation techniques, including a market approach, a comparable transactions approach and discounted cash flow ("DCF") methodology. The market approach and comparable transactions approach provide value indications for a company through a comparison with guideline public companies or guideline transactions, respectively. Both entail selecting relevant financial information of the subject company, and capitalizing those amounts using valuation multiples that are based on empirical market observations. The DCF methodology includes, but is not limited to, assumptions regarding matters such as discount rates, anticipated growth rates, expected profitability rates and the timing of expected future cash flows. Unanticipated changes, including even small revisions, to these assumptions could require a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and time-frames, it is not possible to reasonably quantify the impact of changes in these assumptions.
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
The discount rate enables us to determine expected future cash flows at a present value on the measurement date. The development of the discount rate for our largest plans was based on a bond matching model whereby the cash flows underlying the projected benefit obligation are matched against a yield curve constructed from a bond portfolio of high-quality, fixed-income securities. Use of a lower discount rate would increase the present value of benefit obligations and increase pension expense. We used a weighted average discount rate of 4.5% in 2014, 4.0% in 2013 and 4.6% in 2012 to determine pension expense. A 50 basis point reduction in the weighted average discount rate would have increased pension expense and the projected benefit obligation of our principal pension plans by approximately $3 million and $108 million, respectively, in 2014.
To determine the expected rate of return on plan assets, we consider the current and target asset allocations, as well as historical and expected future returns on various categories of plan assets. A lower rate of return would decrease plan assets which results in higher pension expense. We assumed a weighted average expected rate of return on our plan assets of 6.7% in 2014, 6.9% in 2013 and 7.0% in 2012. A 50 basis point reduction in the weighted average expected rate of return on assets of our principal pension plans would have increased pension expense by approximately $7 million in 2014.
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
RELATED PARTY TRANSACTIONS
There were no significant related party transactions during the three years ended December 31, 2014.
FORWARD-LOOKING STATEMENTS
This Form 10-K, including MD&A and certain statements in the Notes to Consolidated Financial Statements, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, (each a “forward-looking statement”). The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “estimate,” “probable,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “would,” “potential,” “may,” “likely” and similar expressions, and the negative thereof, are intended to identify forward-looking statements. Our forward-looking statements are based on assumptions that we believe to be reasonable but that may not prove to be accurate. The statements do not include the potential impact of future transactions, such as an acquisition, disposition, merger, joint venture or other transaction that could occur, including the pending merger with Halliburton. We undertake no obligation to publicly update or revise any forward-looking statement. Our expectations regarding our business outlook, including changes in revenue, pricing, capital spending, profitability, strategies for our operations, impact of any common stock repurchases, oil and natural gas market conditions, the business plans of our customers, market share and contract terms, costs and availability of resources, legal, economic and regulatory conditions, and environmental matters are only our forecasts regarding these matters.
All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in Item 1A. Risk Factors and those set forth from time to time in our filings with the SEC. These documents are available through our website or through the SEC’s Electronic Data Gathering and Analysis Retrieval (EDGAR) system at http://www.sec.gov.
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
INTEREST RATE RISK
We have debt in fixed and floating rate instruments. We are subject to interest rate risk on our debt and investment portfolio. We maintain an interest rate risk management strategy which primarily uses a mix of fixed and variable rate debt that is intended to mitigate the risk exposure to changes in interest rates in the aggregate. We may use interest rate swaps to manage the economic effect of fixed rate obligations associated with certain debt. There were no outstanding interest rate swap agreements as of December 31, 2014 or 2013.

We had fixed rate long-term debt, including capital lease obligations, aggregating $3.9 billion at both December 31, 2014 and 2013. The following table sets forth our fixed rate long-term debt and the related weighted average interest rates by expected maturity dates as of December 31, 2014 and 2013.

(In millions)	2015	2016	2017	2018	2019	Thereafter	Total (3)
As of December 31, 2014
Long-term debt (1) (2)	$—	$27	$20	$1,022	$22	$2,850	$3,941
Weighted average interest rates	—	8.44%	7.88%	7.28%	5.94%	5.16%	5.83%
As of December 31, 2013
Long-term debt (1) (2)	$21	$17	$11	$1,013	$14	$2,835	$3,911
Weighted average interest rates	13.68%	17.71%	17.47%	7.41%	14.62%	5.31%	6.02%

(1)	Amounts do not include any unamortized discounts, premiums or deferred issuance costs on our fixed rate long-term debt.

(2)	Fair market value of our fixed rate long-term debt was $4.44 billion at December 31, 2014 and $4.36 billion at December 31, 2013.

(3)	Amounts represent the principal value of our long-term debt outstanding and related weighted average interest rates at the end of the respective period.
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
At December 31, 2014 and 2013, we had outstanding foreign currency forward contracts with notional amounts aggregating $580 million and $486 million, respectively, to hedge exposure to currency fluctuations in various foreign currencies. These contracts are either undesignated hedging instruments or designated and qualify as fair value hedging instruments. The notional amounts of our foreign currency forward contracts do not generally represent amounts exchanged by the parties and, thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates. Based on quoted market prices as of December 31, 2014 and 2013 for contracts with similar terms and maturity dates, we recorded a loss of $11 million and a gain of $2 million, respectively, to adjust these foreign currency forward contracts to their fair market value. These gains and losses offset designated foreign currency exchange gains and losses resulting from the underlying exposures and are included in MG&A expenses in the consolidated statements of income.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2014. This conclusion is based on the recognition that there are inherent limitations in all systems of internal control. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

/s/ MARTIN S. CRAIGHEAD Martin S. Craighead Chairman and Chief Executive Officer	/s/ KIMBERLY A. ROSS Kimberly A. Ross Senior Vice President and Chief Financial Officer	/s/ ALAN J. KEIFER Alan J. Keifer Vice President and Controller
Houston, Texas
February 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Baker Hughes Incorporated
Houston, Texas
We have audited the accompanying consolidated balance sheets of Baker Hughes Incorporated and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included financial statement schedule II, valuation and qualifying accounts, listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Baker Hughes Incorporated and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 25, 2015

BAKER HUGHES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In millions, except per share amounts)	2014	2013	2012
Revenue:
Sales	$8,056	$7,594	$7,274
Services	16,495	14,770	14,087
Total revenue	24,551	22,364	21,361
Costs and expenses:
Cost of sales	6,294	5,932	5,758
Cost of services	13,452	12,621	11,598
Research and engineering	613	556	497
Marketing, general and administrative	1,271	1,306	1,316
Litigation settlements	62	—	—
Total costs and expenses	21,692	20,415	19,169
Operating income	2,859	1,949	2,192
Interest expense, net	(232)	(234)	(210)
Income before income taxes	2,627	1,715	1,982
Income taxes	(896)	(612)	(665)
Net income	1,731	1,103	1,317
Net income attributable to noncontrolling interests	(12)	(7)	(6)
Net income attributable to Baker Hughes	$1,719	$1,096	$1,311

Basic earnings per share attributable to Baker Hughes	$3.93	$2.47	$2.98

Diluted earnings per share attributable to Baker Hughes	$3.92	$2.47	$2.97
See Notes to Consolidated Financial Statements

BAKER HUGHES INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions)	2014	2013	2012
Net income	$1,731	$1,103	$1,317
Other comprehensive (loss) income:
Foreign currency translation adjustments during the period	(216)	(61)	78
Pension and other postretirement benefits, net of tax (2014 - $9; 2013 - $(23); 2012 - $(13))	(29)	33	1
Other comprehensive (loss) income	(245)	(28)	79
Comprehensive income	1,486	1,075	1,396
Comprehensive income attributable to noncontrolling interests	(12)	(7)	(6)
Comprehensive income attributable to Baker Hughes	$1,474	$1,068	$1,390
See Notes to Consolidated Financial Statements

BAKER HUGHES INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except par value)	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$1,740	$1,399
Accounts receivable - less allowance for doubtful accounts (2014 - $224; 2013 - $238)	5,418	5,138
Inventories, net	4,074	3,884
Deferred income taxes	418	380
Other current assets	395	494
Total current assets	12,045	11,295

Property, plant and equipment - less accumulated depreciation (2014 - $8,215; 2013 - $7,219)	9,063	9,076
Goodwill	6,081	5,966
Intangible assets, net	812	883
Other assets	826	714
Total assets	$28,827	$27,934
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$2,807	$2,574
Short-term debt and current portion of long-term debt	220	499
Accrued employee compensation	782	778
Income taxes payable	265	213
Other accrued liabilities	563	514
Total current liabilities	4,637	4,578

Long-term debt	3,913	3,882
Deferred income taxes and other tax liabilities	740	821
Liabilities for pensions and other postretirement benefits	629	583
Other liabilities	178	158
Commitments and contingencies

Equity:
Common stock, one dollar par value (shares authorized - 750; issued and outstanding: 2014 - 434; 2013 - 438)	434	438
Capital in excess of par value	7,062	7,341
Retained earnings	11,878	10,438
Accumulated other comprehensive loss	(749)	(504)
Baker Hughes stockholders’ equity	18,625	17,713
Noncontrolling interests	105	199
Total equity	18,730	17,912
Total liabilities and equity	$28,827	$27,934
See Notes to Consolidated Financial Statements

BAKER HUGHES INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Baker Hughes Stockholders' Equity
(In millions, except per share amounts)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance at December 31, 2011	$437	$7,303	$8,561	$(555)	$218	$15,964
Comprehensive income:
Net income			1,311		6	1,317
Other comprehensive income				79		79
Activity related to stock plans	4	55				59
Stock-based compensation cost		115				115
Cash dividends ($0.60 per share)			(263)			(263)
Net activity related to noncontrolling interests		22			(25)	(3)
Balance at December 31, 2012	$441	$7,495	$9,609	$(476)	$199	$17,268
Comprehensive income:
Net income			1,096		7	1,103
Other comprehensive loss				(28)		(28)
Activity related to stock plans	3	75				78
Repurchase and retirement of common stock	(6)	(344)				(350)
Stock-based compensation cost		115				115
Cash dividends ($0.60 per share)			(267)			(267)
Net activity related to noncontrolling interests					(7)	(7)
Balance at December 31, 2013	$438	$7,341	$10,438	$(504)	$199	$17,912
Comprehensive income:
Net income			1,719		12	1,731
Other comprehensive loss				(245)		(245)
Activity related to stock plans	5	200				205
Repurchase and retirement of common stock	(9)	(591)				(600)
Stock-based compensation cost		122				122
Cash dividends ($0.64 per share)			(279)			(279)
Net activity related to noncontrolling interests		(10)			(106)	(116)
Balance at December 31, 2014	$434	$7,062	$11,878	$(749)	$105	$18,730
See Notes to Consolidated Financial Statements

BAKER HUGHES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2014	2013	2012
Cash flows from operating activities:
Net income	$1,731	$1,103	$1,317
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	1,814	1,698	1,568
Provision (benefit) for deferred income taxes	(70)	1	(114)
Gain on disposal or deconsolidation of assets	(297)	(275)	(222)
Stock-based compensation cost	122	115	115
Provision for doubtful accounts	102	75	100
Changes in operating assets and liabilities:
Accounts receivable	(524)	(453)	16
Inventories	(259)	(120)	(547)
Accounts payable	291	845	(94)
Accrued employee compensation and other accrued liabilities	115	231	(90)
Income taxes payable	90	(31)	(56)
Other operating items, net	(162)	(28)	(158)
Net cash flows provided by operating activities	2,953	3,161	1,835
Cash flows from investing activities:
Expenditures for capital assets	(1,791)	(2,085)	(2,910)
Proceeds from disposal of assets	437	455	389
Acquisition of businesses, net of cash acquired	(314)	(22)	—
Other investing items, net	9	(11)	—
Net cash flows used in investing activities	(1,659)	(1,663)	(2,521)
Cash flows from financing activities:
Net (repayments) proceeds of commercial paper borrowings and other debt with three months or less original maturity	(216)	(650)	764
Repayment of short-term debt with greater than three months original maturity	(217)	(163)	(92)
Proceeds of short-term debt with greater than three months original maturity	185	242	175
Repurchase of common stock	(600)	(350)	—
Proceeds from issuance of common stock	216	101	81
Dividends paid	(279)	(267)	(263)
Other financing items, net	(28)	(16)	(19)
Net cash flows (used in) provided by financing activities	(939)	(1,103)	646
Effect of foreign exchange rate changes on cash and cash equivalents	(14)	(11)	5
Increase (decrease) in cash and cash equivalents	341	384	(35)
Cash and cash equivalents, beginning of period	1,399	1,015	1,050
Cash and cash equivalents, end of period	$1,740	$1,399	$1,015
Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$881	$651	$941
Interest paid	$250	$247	$241
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$171	$142	$140
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
Basis of Presentation
Our consolidated financial statements are prepared in conformity with United States generally accepted accounting principles ("GAAP"). The consolidated financial statements include the accounts of Baker Hughes and all of our subsidiaries where we exercise control. For investments in subsidiaries that are not wholly-owned, but where we exercise control, the equity held by the minority owners and their portions of net income (loss) are reflected as noncontrolling interests. Investments over which we have the ability to exercise significant influence over operating and financial policies, but do not hold a controlling interest, are accounted for using the equity method of accounting. Intercompany accounts and transactions have been eliminated in consolidation. In the Notes to Consolidated Financial Statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of any contingent assets or liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty, and accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. While we believe that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates. Estimates are used for, but are not limited to, determining the following: allowance for doubtful accounts and inventory valuation reserves; recoverability of long-lived assets; useful lives used in depreciation and amortization; income taxes and related valuation allowances; accruals for contingencies and actuarial assumptions to determine costs and liabilities related to employee benefit plans; stock-based compensation and fair value of assets acquired and liabilities assumed in acquisitions.
Revenue Recognition
Our products and services are sold based upon purchase orders, contracts or other agreements with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other significant post-delivery obligations. Our products are produced in a standard manufacturing operation, even if produced to our customers' specifications. We recognize revenue for products sold upon delivery, when title passes, when collectability is reasonably assured and when there are no further significant obligations for future performance. Provisions for estimated warranty returns or similar arrangements are made at the time the related revenue is recognized. Revenue for services is recognized as the services are rendered and when collectability is reasonably assured. Rates for services are typically priced on a per day, per distance drilled, per man hour or similar basis. In certain situations, revenue is generated from transactions that may include multiple products and services under one contract or agreement and which may be delivered to the customer over an extended period of time. Revenue from these arrangements is recognized in accordance with the above criteria and as each item or service is delivered based on their relative fair value.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

Research and Engineering
Research and engineering expenses are expensed as incurred and include costs associated with the research and development of new products and services and costs associated with sustaining engineering of existing products and services. Costs for research and development of new products and services were $430 million, $370 million and $337 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Allowance for Doubtful Accounts
We establish an allowance for doubtful accounts based on various factors including historical experience, current aging status of the customer accounts, the payment history and financial condition of our customers and the economic environment. Provisions for doubtful accounts are recorded when it becomes evident that the customer will not make the required payments at either contractual due dates or in the future. Provision for doubtful accounts recorded in cost of sales was $102 million, $75 million and $100 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Concentration of Credit Risk
We grant credit to our customers, which operate primarily in the oil and natural gas industry. Although this concentration could affect our overall exposure to credit risk, we believe that our risk is minimized due to the large number of customers we have many of which are geographically diverse, thus spreading the credit risk. To manage this risk, we perform periodic credit evaluations of our customers’ financial condition, including monitoring our customers’ payment history and current credit worthiness. We do not generally require collateral in support of our trade receivables, but we may require payment in advance or security in the form of a letter of credit or bank guarantee. During 2014, 2013 and 2012, no individual customer accounted for more than 10% of our consolidated revenue.
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

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

Goodwill, Intangible Assets and Amortization
Goodwill is the excess of the consideration transferred over the fair value of the tangible and identifiable intangible assets and liabilities recognized in acquisitions. Goodwill and intangible assets with indefinite lives are not amortized. Intangible assets with finite useful lives are amortized on a basis that reflects the pattern in which the economic benefits of the intangible assets are realized, which is generally on a straight-line basis over the asset’s estimated useful life.
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
We perform an annual impairment test of goodwill for each of our reporting units as of October 1, or more frequently if circumstances indicate that an impairment may exist. Our reporting units are based on our organizational and reporting structure and are the same as our five reportable segments. Corporate and other assets and liabilities are allocated to the reporting units to the extent that they relate to the operations of those reporting units in determining their carrying amount. We have the option of first performing a qualitative assessment to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, then we would be required to perform a quantitative impairment assessment of goodwill. However, if the assessment leads to a determination that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then no further assessments are required. In 2014, we performed a qualitative assessment for our annual goodwill impairment test. In 2013 and 2012, a quantitative assessment for the determination of impairment was made by comparing the carrying amount of each reporting unit with its fair value, which is generally calculated using a combination of market, comparable transaction and discounted cash flow approaches.
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

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

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
Foreign Currency
A number of our significant foreign subsidiaries have designated the local currency as their functional currency and, as such, gains and losses resulting from balance sheet translation of foreign operations are included as a separate component of accumulated other comprehensive loss within stockholders’ equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of receivables or payables in the non-functional currency, are included in marketing, general and administrative (“MG&A”) expenses in the consolidated statements of income as incurred. For those foreign subsidiaries that have designated the U.S. Dollar ("USD") as the functional currency, monetary assets and liabilities are remeasured at period-end exchange rates, and nonmonetary items are remeasured at historical exchange rates. Gains and losses resulting from this balance sheet remeasurement are also included in MG&A expenses as incurred.
In early 2014, the Venezuelan government established two new exchange mechanisms, SICAD 1 and SICAD 2, where participation in the auction process of each mechanism is controlled by the Venezuelan government depending on the economic sector within which a company operates. These mechanisms are in addition to the existing official exchange rate. We have not been eligible to apply for exchange at the official rate nor have we been allowed to participate in the SICAD 1 auctions. We have successfully participated in SICAD 2 auctions. As a result, during the second quarter of 2014, we adopted the SICAD 2 exchange rate of approximately 50 Bolivars Fuertes ("BsF") per USD for purposes of remeasuring BsF denominated assets and liabilities and revenue and expenses. Prior to this change, we were using the official exchange rate of 6.3 BsF per USD. The impact of this devaluation in the currency was a loss of $12 million resulting from an adjustment of our BsF denominated monetary assets and liabilities. This loss was recorded in MG&A expenses in the second quarter of 2014.
In early 2013, Venezuela's currency was devalued from the prior exchange rate of 4.3 BsF per USD to 6.3 BsF per USD. The impact of this devaluation was a loss of $23 million that was recorded in MG&A expenses in the first quarter of 2013.
Financial Instruments
Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of our financial instruments at December 31, 2014 and 2013 approximates their carrying value as reflected in our consolidated balance sheets. For further information on the fair value of our debt, see Note 11. "Indebtedness."
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
We have a program that utilizes foreign currency forward contracts to reduce the risks associated with the effects of certain foreign currency exposures. Under this program, our strategy is to have gains or losses on the foreign currency forward contracts mitigate the foreign currency transaction and translation gains or losses to the extent practical. These foreign currency exposures typically arise from changes in the value of assets and liabilities which are denominated in currencies other than the functional currency. Our foreign currency forward contracts generally settle in less than 180 days. We record all derivatives as of the end of our reporting period in our

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

consolidated balance sheet at fair value. For those forward contracts designated as fair value hedging instruments or held as undesignated hedging instruments, we record the changes in fair value of the forward contracts in our consolidated statements of income along with the change in fair value of the hedged item. Changes in the fair value of forward contracts designated as cash flow hedging instruments are recognized in other comprehensive income until the hedged item is recognized in earnings. For derivatives designated as a cash flow hedge, the ineffective portion of that derivative's change in fair value is recognized in earnings. Recognized gains and losses on derivatives entered into to manage foreign currency exchange risk are included in MG&A expenses in the consolidated statements of income.
We had outstanding foreign currency forward contracts with notional amounts aggregating $580 million and $486 million to hedge exposure to currency fluctuations in various foreign currencies at December 31, 2014 and 2013, respectively. Based on quoted market prices as of December 31, 2014 or 2013 for forward contracts with similar terms and maturity dates, we recorded a loss of $11 million and a gain of $2 million, respectively, to adjust these forward contracts to their fair market value.
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
NOTE 2. HALLIBURTON MERGER AGREEMENT
On November 16, 2014, Baker Hughes, Halliburton Company (“Halliburton”) and a wholly owned subsidiary of Halliburton (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), under which Halliburton will acquire all the outstanding shares of Baker Hughes through a merger of Baker Hughes with and into Merger Sub (the "Merger"). Subject to certain specified exceptions, at the effective time of the Merger, each share of Baker Hughes common stock will be converted into the right to receive (i) 1.12 shares of Halliburton common stock and (ii) $19.00 in cash.
The obligation of the parties to consummate the Merger is subject to customary closing conditions, including, among others, (i) the approval by Baker Hughes’ stockholders of the Merger Agreement; (ii) the approval by Halliburton’s stockholders of the issuance of Halliburton common stock to be issued in the Merger (the “Stock Issuance”); (iii) applicable regulatory approvals, including the termination or expiration of the applicable waiting period under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iv) the absence of legal restraints and prohibitions; and (v) other customary closing conditions. Halliburton is required to take all actions necessary to obtain regulatory approvals (including agreeing to divestitures) unless the assets, businesses or product lines subject to such actions would account for more than $7.5 billion of 2013 revenue.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

Baker Hughes and Halliburton each made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants by each of Baker Hughes and Halliburton to, subject to certain exceptions, conduct its business in the ordinary course. In particular, among other restrictions and subject to certain exceptions, Baker Hughes agreed to generally refrain from acquiring new businesses, incurring new indebtedness, repurchasing shares, issuing new common stock or equity awards (other than equity awards granted to employees, officers and directors materially consistent with historical long-term incentive awards granted), or entering into new material contracts or commitments outside the normal course of business, without the consent of Halliburton, during the period between the execution of the Merger Agreement and the consummation of the Merger. With respect to equity awards granted after the Merger Agreement to officers and employees, such awards will not vest solely as a result of the Merger but will be converted to an equivalent Halliburton equity award. However, they will vest entirely if an officer or employee is terminated within one year following the closing of the Merger with Halliburton. Baker Hughes and Halliburton are each permitted to pay regular quarterly cash dividends during such period. In addition, under the terms of the Merger Agreement, Halliburton and Baker Hughes have agreed to coordinate the declaration and payment of dividends in respect of each party's common stock including record dates and payment dates relating thereto, which we expect to be in the third month of the quarter. Under the Merger Agreement, we have agreed not to increase the quarterly dividend while the Merger is pending.
The Merger Agreement contains certain termination rights for each of Baker Hughes and Halliburton. If the Merger Agreement is terminated by (i) Halliburton as a result of a change in the recommendation of Baker Hughes’ board of directors that Baker Hughes’ stockholders approve the Merger Agreement or (ii) Baker Hughes in order to enter into a definitive agreement with a third party for certain alternative transactions, then in either case Baker Hughes would be required to pay Halliburton a termination fee of $1 billion. If the Merger Agreement is terminated because Baker Hughes’ stockholders have not approved the Merger Agreement upon a vote taken thereon and prior to the Baker Hughes stockholder meeting a proposal for an alternative transaction was publicly announced and not withdrawn, then Baker Hughes would be required to pay Halliburton the $1 billion termination fee if, but only if, Baker Hughes enters into an agreement with respect to, or consummates, an alternative transaction with a third party within 12 months of such termination. Baker Hughes will also reimburse Halliburton for certain expenses (up to $40 million) if the Merger Agreement is terminated because Baker Hughes’ stockholders have not approved the Merger Agreement upon a vote taken thereon and prior to the Baker Hughes stockholder meeting a proposal for an alternative transaction was publicly announced and not withdrawn. If, within 12 months after such termination, Baker Hughes enters into an agreement providing for, or consummates, an alternative transaction with a third party, thereby triggering the $1 billion termination fee described above, that termination fee will be reduced by the amount of any expenses previously reimbursed.
If the Merger Agreement is terminated by (i) Baker Hughes as a result of a change in the recommendation of Halliburton’s board of directors that Halliburton’s stockholders approve the Stock Issuance, (ii) Halliburton in order to enter into a definitive agreement with a third party for certain alternative transactions, or (iii) by either party because Halliburton’s stockholders have not approved the Merger Agreement upon a vote taken thereon, then in each case Halliburton would be required to pay Baker Hughes a termination fee of $1.5 billion. In the event the Merger Agreement is terminated by (i) either party as a result of the failure of the Merger to occur on or before the end date (as it may be extended) due to the failure to achieve certain specified antitrust-related approvals if all closing conditions (other than receipt of antitrust and other specified regulatory approvals and conditions that by their nature cannot be satisfied until the closing but subject to such conditions being capable of being satisfied if the closing date were the date of termination) have been satisfied, (ii) either party as a result of any antitrust-related final, non-appealable order or injunction prohibiting the closing, or (iii) Baker Hughes as a result of Halliburton’s material breach of its obligations to obtain regulatory approval such that the antitrust-related condition to closing is incapable of being satisfied, then in each case Halliburton would be required to pay Baker Hughes a termination fee of $3.5 billion.
Baker Hughes and Halliburton expect the Merger to be completed during the second half of 2015. However, Baker Hughes cannot predict with certainty when, or if, the Merger will be completed because completion of the Merger is subject to conditions beyond the control of Baker Hughes. Baker Hughes incurred costs of $11 million related to the merger which was recorded in MG&A expenses during the fourth quarter of 2014.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

NOTE 3. ACQUISITIONS AND DECONSOLIDATION
In September 2014, we completed the acquisition of the pipeline and specialty services business of Weatherford International Ltd. ("PSS") for total cash consideration of $248 million, subject to the finalization of the post-closing working capital adjustments. PSS provides an expanded range of pre-commissioning, deepwater and in-line inspection services worldwide and is included in our Industrial Services segment. The transaction has been accounted for using the acquisition method of accounting and accordingly, assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date. As a result of the acquisition, we recorded approximately $73 million of goodwill and approximately $37 million of intangible assets. Pro forma results of operations for this acquisition have not been presented because the effect of this acquisition was not material to our consolidated financial statements.
During the fourth quarter of 2014, we sold a portion of our ownership interest in a jointly owned legal entity, and as a result, we no longer have a controlling financial interest. Accordingly, we deconsolidated this joint venture which resulted in a net gain of $34 million. The net gain is primarily the result of the carrying amount of the noncontrolling interest in equity exceeding the carrying amount of the net assets, and was included in MG&A expenses in the statement of operations.
NOTE 4. SEGMENT INFORMATION
We are a supplier of oilfield services, products, technology and systems to the worldwide oil and natural gas business, referred to as oilfield operations, which are managed through operating segments that are aligned with our geographic regions. We also provide services and products to the downstream chemicals, and process and pipeline services, referred to as Industrial Services.
During 2014, certain North African entities previously reported in our Middle East/Asia Pacific segment were realigned and are now reported within our Europe/Africa/Russia Caspian segment to reflect how we manage the business. Accordingly, all prior segment disclosures have been recast to reflect this realignment.
The performance of our operating segments is evaluated based on profit before tax, which is defined as income before income taxes and before the following: net interest expense, corporate expenses, and certain gains and losses not allocated to the operating segments.
The following table presents revenue and profit (loss) before tax by segment at December 31:

	2014		2013		2012
Segments	Revenue	Profit (Loss) Before Tax	Revenue	Profit (Loss) Before Tax	Revenue	Profit (Loss) Before Tax
North America	$12,078	$1,466	$10,878	$968	$10,836	$1,268
Latin America	2,236	290	2,307	66	2,399	197
Europe/Africa/Russia Caspian	4,417	621	4,041	591	3,810	605
Middle East/Asia Pacific	4,456	675	3,859	457	3,099	294
Industrial Services	1,364	119	1,279	135	1,217	131
Total Operations	24,551	3,171	22,364	2,217	21,361	2,495
Corporate and other	—	(250)	—	(268)	—	(303)
Interest expense, net	—	(232)	—	(234)	—	(210)
Litigation settlements	—	(62)	—	—	—	—
Total	$24,551	$2,627	$22,364	$1,715	$21,361	$1,982

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

The following table presents total assets by segment at December 31:

	2014	2013	2012
Segments	Assets	Assets	Assets
North America	$9,782	$9,672	$9,533
Latin America	2,508	2,709	2,740
Europe/Africa/Russia Caspian	4,106	4,098	3,767
Middle East/Asia Pacific	4,029	3,705	3,387
Industrial Services	1,260	980	978
Shared assets	5,423	5,110	5,044
Total Operations	27,108	26,274	25,449
Corporate and other	1,719	1,660	1,240
Total	$28,827	$27,934	$26,689
Shared assets consist primarily of the assets carried at the enterprise level and include our supply chain, product line technology and information technology organizations. These assets are used to support our operating segments and consist primarily of manufacturing inventory, property, plant and equipment used in manufacturing and information technology, intangible assets related to technology, and certain deferred tax assets. All costs and expenses from these organizations, including depreciation and amortization, are allocated to our operating segments as these enterprise organizations support our global operations. Corporate assets include cash, certain facilities, and certain other noncurrent assets.
The following table presents capital expenditures and depreciation and amortization by segment for the years ended December 31:

	2014		2013		2012
Segments	Capital Expenditures	Depreciation and Amortization	Capital Expenditures	Depreciation and Amortization	Capital Expenditures	Depreciation and Amortization
North America	$465	$842	$718	$814	$1,333	$750
Latin America	171	220	198	235	222	225
Europe/Africa/Russia Caspian	373	351	429	302	371	267
Middle East/Asia Pacific	385	321	365	268	319	224
Industrial Services	46	70	53	58	40	55
Shared assets	342	—	262	—	604	—
Total Operations	1,782	1,804	2,025	1,677	2,889	1,521
Corporate and other	9	10	60	21	21	47
Total	$1,791	$1,814	$2,085	$1,698	$2,910	$1,568

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

The following tables present geographic consolidated revenue based on the location to where the product is shipped or the services are performed for the years ended December 31, and net property, plant and equipment by its geographic location at December 31:

	2014	2013	2012
	Revenue	Revenue	Revenue
U.S.	$11,499	$10,133	$9,903
Canada and other	1,336	1,446	1,598
North America	12,835	11,579	11,501
Latin America (1)	2,300	2,368	2,436
Europe/Africa/Russia Caspian	4,705	4,359	4,166
Middle East/Asia Pacific	4,711	4,058	3,258
Total	$24,551	$22,364	$21,361

	2014	2013	2012
	Net Property, Plant and Equipment	Net Property, Plant and Equipment	Net Property, Plant and Equipment
U.S.	$4,417	$4,582	$4,627
Canada and other	482	571	642
North America	4,899	5,153	5,269
Latin America (1)	890	887	912
Europe/Africa/Russia Caspian	1,805	1,761	1,452
Middle East/Asia Pacific	1,469	1,275	1,074
Total	$9,063	$9,076	$8,707
(1) Latin America includes Mexico, and Central and South America.
The following table presents consolidated revenue for each category of similar products and services for the years ended December 31:

	2014	2013	2012
Completion and Production	$14,572	$13,323	$12,949
Drilling and Evaluation	8,615	7,762	7,195
Industrial Services	1,364	1,279	1,217
Total	$24,551	$22,364	$21,361

NOTE 5. STOCK-BASED COMPENSATION
Stock-based compensation cost is measured at the date of grant based on the calculated fair value of the award and is generally recognized on a straight-line basis over the vesting period of the equity grant. The compensation cost is determined based on awards ultimately expected to vest; therefore, we have reduced the cost for estimated forfeitures based on historical forfeiture rates. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods to reflect actual forfeitures. There were no stock-based compensation costs capitalized as the amounts were not material.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

Stock-based compensation costs are as follows for the years ended December 31:

	2014	2013	2012
Stock-based compensation cost	$122	$115	$115
Tax benefit	(26)	(24)	(20)
Stock-based compensation cost, net of tax	$96	$91	$95
For our stock options and restricted stock awards and units, we currently have 60.7 million authorized for issuance and as of December 31, 2014, approximately 25.7 million shares were available for future grants. Our policy is to issue new shares for exercises of stock options, when restricted stock awards are granted, at vesting of restricted stock units and for issuances under the employee stock purchase plan.
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

	2014	2013	2012
Expected life (years)	4.6	5.2	5.4
Risk-free interest rate	1.5%	1.3%	0.9%
Volatility	31.9%	36.0%	41.4%
Dividend yield	1.0%	1.3%	1.4%
Weighted average fair value per share at grant date	$16.81	$13.79	$14.51

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

The following table presents the changes in stock options outstanding and related information (in thousands, except per option prices):

	Number of Options	Weighted Average Exercise Price Per Option
Outstanding at December 31, 2013	12,206	$50.57
Granted	1,089	63.67
Exercised	(3,158)	44.06
Forfeited	(231)	51.71
Expired	(169)	69.10
Outstanding at December 31, 2014	9,737	$53.80
Exercisable at December 31, 2014	6,719	$54.80
The weighted average remaining contractual term for options outstanding and options exercisable at December 31, 2014 were 5.7 years and 4.5 years, respectively.
The total intrinsic value of stock options (defined as the amount by which the market price of our common stock on the date of exercise exceeds the exercise price of the option) exercised in 2014, 2013 and 2012 was $70 million, $11 million and $3 million, respectively. The income tax benefit realized from stock options exercised was $19.6 million, $2.0 million and $0.8 million in 2014, 2013 and 2012, respectively.
The total fair value of options vested in 2014, 2013 and 2012 was $29 million, $31 million and $28 million, respectively. As of December 31, 2014, there was $15 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of two years.
The total intrinsic value of stock options outstanding at December 31, 2014 was $74 million, of which $53 million relates to options vested and exercisable. The intrinsic value for stock options outstanding is calculated as the amount by which the quoted price of $56.07 of our common stock as of the end of 2014 exceeds the exercise price of the options.
Restricted Stock Awards and Units
In addition to stock options, our officers, directors and key employees may be granted restricted stock awards (“RSA”), which is an award of common stock with no exercise price, or restricted stock units (“RSU”), where each unit represents the right to receive, at the end of a stipulated period, one unrestricted share of stock with no exercise price. RSAs and RSUs are subject to cliff or graded vesting, generally ranging over a three year period, or over a one year period for non-employee directors. We determine the fair value of restricted stock awards and restricted stock units based on the market price of our common stock on the date of grant. The following table presents the combined changes of RSAs and RSUs and related information (in thousands, except per award/unit prices):

	Number of Awards and Units	Weighted Average Grant Date Fair Value Per Award/Unit
Unvested balance at December 31, 2013	2,652	$47.44
Granted	1,498	69.67
Vested	(1,206)	49.79
Forfeited	(212)	56.63
Unvested balance at December 31, 2014	2,732	$57.88

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

The weighted average grant date fair value per share for RSAs and RSUs granted in 2014, 2013 and 2012 was $69.67, $45.58 and $47.10, respectively. The total fair value of RSAs and RSUs vested in 2014, 2013 and 2012 was $60 million, $58 million and $55 million, respectively. As of December 31, 2014, there was $90 million of total unrecognized compensation cost related to unvested RSAs and RSUs, which is expected to be recognized over a weighted average period of two years.
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
We currently have 30.5 million shares authorized for issuance, and at December 31, 2014, there were 6 million shares reserved for future issuance. Compensation cost for the years ended December 31, was calculated using the Black-Scholes option pricing model with the following assumptions:

	2014	2013	2012
Expected life (years)	0.5	0.5	0.5
Risk-free interest rate	0.03%	0.1%	0.1%
Volatility	24.7%	30.3%	44.1%
Dividend yield	1.0%	1.4%	1.3%
Fair value per share of the 15% cash discount	$9.72	$6.45	$6.71
Fair value per share of the look-back provision	4.39	3.58	5.46
Total weighted average fair value per share at grant date	$14.11	$10.03	$12.17
We calculated estimated volatility using historical daily prices based on the expected life of the stock purchase plan. The risk-free interest rate is based on the observed U.S. Treasury yield curve in effect at the time the ESPP shares were granted. The dividend yield is based on our history of dividend payouts.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

NOTE 6. INCOME TAXES
The provision for income taxes is comprised of the following for the years ended December 31:

	2014	2013	2012
Current:
U.S.	$365	$159	$251
Foreign	601	452	528
Total current	966	611	779
Deferred:
U.S.	(52)	(54)	(57)
Foreign	(18)	55	(57)
Total deferred	(70)	1	(114)
Provision for income taxes	$896	$612	$665
The geographic sources of income before income taxes are as follows for the years ended December 31:

	2014	2013	2012
U.S.	$920	$512	$700
Foreign	1,707	1,203	1,282
Income before income taxes	$2,627	$1,715	$1,982
The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to income before income taxes for the reasons set forth below for the years ended December 31:

	2014	2013	2012
U.S. statutory income tax rate	35.0%	35.0%	35.0%
Effect of foreign operations	(5.3)	(8.7)	(2.0)
Change in valuation allowances related to foreign losses	4.0	8.9	0.9
Adjustments of prior years’ tax positions	1.2	0.9	(2.9)
State income taxes - net of U.S. tax benefit	0.9	0.8	1.8
Impact of reorganization of certain foreign subsidiaries	—	(1.0)	—
Other - net	(1.7)	(0.2)	0.8
Total effective tax rate	34.1%	35.7%	33.6%
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

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

The tax effects of our temporary differences and carryforwards are as follows at December 31:

	2014	2013
Deferred tax assets:
Receivables	$65	$68
Inventory	376	347
Employee benefits	106	98
Other accrued expenses	173	185
Operating loss carryforwards	493	403
Tax credit carryforwards	481	462
Other	104	70
Subtotal	1,798	1,633
Valuation allowances	(1,051)	(949)
Total	747	684
Deferred tax liabilities:
Goodwill and other intangibles	334	356
Property	459	459
Undistributed earnings of foreign subsidiaries	26	14
Other	16	24
Total	835	853
Net deferred tax liability	$(88)	$(169)
We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. At December 31, 2014, valuation allowances totaled $1,051 million consisting of $465 million for operating loss carryforwards, $471 million for foreign tax credit carryforwards, and $115 million for other deferred tax assets in various jurisdictions. There are $28 million of operating loss carryforwards without a valuation allowance, the majority of which expire in varying amounts over the next twenty years.
We have provided relevant U.S. and foreign taxes for the anticipated repatriation of certain earnings of our foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries above the amount for which taxes have already been provided to be indefinitely reinvested, as we have no current intention to repatriate these earnings. As of December 31, 2014, the cumulative amount of earnings upon which the U.S. income taxes have not been provided is approximately $6.1 billion. These additional foreign earnings could become subject to additional tax, if remitted, or deemed remitted, as a dividend. Computation of the potential deferred tax liability associated with these undistributed earnings and any other basis differences, is not practicable.
At December 31, 2014, we had approximately $134 million of foreign tax credits which may be carried forward indefinitely under applicable foreign law, and $347 million of foreign tax credits which expire in 2015 through 2024 under U.S. tax law.
At December 31, 2014, we had $291 million of tax liabilities for total gross unrecognized tax benefits related to uncertain tax positions, which includes liabilities for interest and penalties of $36 million and $13 million, respectively. If we were to prevail on all uncertain tax positions, the net effect would be a decrease to our income tax provision of approximately $273 million. The remaining approximately $18 million is offset by deferred tax assets that represent tax benefits that would be received in different taxing jurisdictions in the event that we did not prevail on all uncertain tax positions.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

The following table presents the changes in our gross unrecognized tax benefits and associated interest and penalties included in the consolidated balance sheets.

	Gross Unrecognized Tax Benefits, Excluding Interest and Penalties	Interest and Penalties	Total Gross Unrecognized Tax Benefits
Balance at December 31, 2011	$283	$96	$379
Decrease in prior year tax positions	(18)	(5)	(23)
Increase in current year tax positions	6	1	7
Decrease related to settlements with taxing authorities	(34)	(9)	(43)
Decrease related to lapse of statute of limitations	(38)	(9)	(47)
Decrease due to effects of foreign currency translation	(3)	(3)	(6)
Balance at December 31, 2012	196	71	267
Increase (decrease) in prior year tax positions	20	(2)	18
Increase in current year tax positions	44	1	45
Decrease related to settlements with taxing authorities	(15)	(4)	(19)
Decrease related to lapse of statute of limitations	(17)	(10)	(27)
Decrease due to effects of foreign currency translation	—	(2)	(2)
Balance at December 31, 2013	228	54	282
(Decrease) increase in prior year tax positions	(7)	1	(6)
Increase in current year tax positions	39	2	41
Decrease related to settlements with taxing authorities	(5)	(1)	(6)
Decrease related to lapse of statute of limitations	(6)	(3)	(9)
Decrease due to effects of foreign currency translation	(7)	(4)	(11)
Balance at December 31, 2014	$242	$49	$291
It is expected that the amount of unrecognized tax benefits will change in the next twelve months due to expiring statutes, audit activity, tax payments, competent authority proceedings related to transfer pricing or final decisions in matters that are the subject of litigation in various taxing jurisdictions in which we operate. At December 31, 2014, we had approximately $110 million of tax liabilities, net of $7 million of tax assets, related to uncertain tax positions, each of which are individually insignificant, and each of which are reasonably possible of being settled within the next twelve months.
At December 31, 2014, approximately $174 million of tax liabilities for total gross unrecognized tax benefits were included in the noncurrent portion of our income tax liabilities, for which the settlement period cannot be determined; however, it is not expected to be within the next twelve months.
We operate in more than 80 countries and are subject to income taxes in most taxing jurisdictions in which we operate. The following table summarizes the earliest tax years that remain subject to examination by the major taxing jurisdictions in which we operate. These jurisdictions are those we project to have the highest tax liability for 2015.

Jurisdiction	Earliest Open Tax Period	Jurisdiction	Earliest Open Tax Period
Ecuador	2011	Norway	2004
Germany	2009	Saudi Arabia	2003
Netherlands	2008	U.S.	2010

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

NOTE 7. EARNINGS PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings per share (“EPS”) computations is as follows for the years ended December 31:

	2014	2013	2012
Weighted average common shares outstanding for basic EPS	437	443	440
Effect of dilutive securities - stock plans	2	1	1
Adjusted weighted average common shares outstanding for diluted EPS	439	444	441
Future potentially dilutive shares excluded from diluted EPS:
Options with an exercise price greater than the average market price for the period	2	4	7
NOTE 8. INVENTORIES
Inventories, net of reserves of $319 million and $382 million in 2014 and 2013, respectively, are comprised of the following at December 31:

	2014	2013
Finished goods	$3,644	$3,438
Work in process	227	215
Raw materials	203	231
Total inventories	$4,074	$3,884
NOTE 9. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are comprised of the following at December 31:

	Useful Life	2014	2013
Land		$286	$294
Buildings and improvements	5 - 30 years	2,718	2,621
Machinery, equipment and other	1 - 20 years	14,274	13,380
Subtotal		17,278	16,295
Less: Accumulated depreciation		8,215	7,219
Total property, plant and equipment		$9,063	$9,076
Depreciation expense relating to property, plant and equipment was $1,706 million, $1,579 million and $1,427 million in 2014, 2013 and 2012, respectively.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

NOTE 10. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill are detailed below by segment.

	North America	Latin America	Europe/ Africa/ Russia Caspian	Middle East/ Asia Pacific	Industrial Services	Total Goodwill
Balance at December 31, 2013	$3,065	$587	$1,030	$852	$432	$5,966
Acquisitions and other	37	—	38	(33)	73	115
Balance at December 31, 2014	$3,102	$587	$1,068	$819	$505	$6,081
We perform an annual impairment test of goodwill as of October 1 of every year. There were no impairments of goodwill in any of the three years ended December 31, 2014 related to the annual impairment test.
Intangible assets are comprised of the following at December 31:

	2014			2013
	Gross Carrying Amount	Less: Accumulated Amortization	Net	Gross Carrying Amount	Less: Accumulated Amortization	Net
Technology	$870	$393	$477	$814	$337	$477
Customer relationships	488	191	297	494	157	337
Trade names	120	92	28	120	82	38
Other (1)	23	13	10	43	12	31
Total intangibles	$1,501	$689	$812	$1,471	$588	$883

(1)	Includes indefinite-lived intangibles of $7 million and $27 million at December 31, 2014 and 2013, respectively, related to in-process research and development projects.
Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from 3 to 30 years. Amortization expense included in net income for the years ended December 31, 2014, 2013 and 2012 was $107 million, $119 million and $140 million, respectively. Estimated amortization expense for each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
2015	$104
2016	101
2017	97
2018	91
2019	89

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

NOTE 11. INDEBTEDNESS
Total debt consisted of the following at December 31, net of unamortized discount and debt issuance cost:

	2014	2013
6.0% Notes due June 2018	$258	$260
7.5% Senior Notes due November 2018	746	745
3.2% Senior Notes due August 2021	745	744
8.55% Debentures due June 2024	148	148
6.875% Notes due January 2029	394	394
5.125% Notes due September 2040	1,481	1,480
Commercial paper	—	254
Other debt	361	356
Total debt	4,133	4,381
Less: short-term debt and current portion of long-term debt	220	499
Total long-term debt	$3,913	$3,882
The estimated fair value of total debt at December 31, 2014 and 2013 was $4,663 million and $4,857 million, respectively, which differs from the carrying amounts of $4,133 million and $4,381 million, respectively, included in our consolidated balance sheets. The fair value was determined using quoted period end market prices.
At December 31, 2014, we have a committed revolving credit facility (“credit facility”) with commercial banks and a related commercial paper program under which the maximum combined borrowing at any time under both the credit facility and the commercial paper program is $2.5 billion. The credit facility matures in September 2016. As of December 31, 2014, we were in compliance with all of the credit facility's covenants, and there were no direct borrowings under the credit facility during 2014. Under the commercial paper program, we may issue from time to time up to $2.5 billion in commercial paper with maturities of no more than 270 days. The amount available to borrow under the credit facility is reduced by the amount of any commercial paper outstanding. At December 31, 2014, we had no borrowings outstanding under the commercial paper program. Maturities of debt at December 31, 2014 are as follows: 2015 - $220 million; 2016 - $27 million; 2017 - $20 million; 2018 - $1,026 million; 2019 - $22 million; and $2,818 million thereafter.
The weighted average interest rate on short-term borrowings outstanding at December 31, 2014 and 2013 were 10.0% and 4.3%, respectively.
NOTE 12. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT PLANS
We have both funded and unfunded noncontributory defined benefit pension plans (“Pension Benefits”) covering certain employees primarily in the U.S., the U.K., Germany and Canada. Under the provisions of the U.S. qualified pension plan (the “U.S. Pension Plan”), a hypothetical cash balance account is established for each participant. Such accounts receive quarterly credits based on a percentage according to the employee’s age on the last day of the quarter applied to quarterly eligible compensation and interest credits based on the balance in the account on the last day of the quarter. The U.K. and Canada plans are frozen for the majority of the participants; therefore, we do not accrue benefits for those participants. The Germany pension plan is an unfunded plan where benefits are based on creditable years of service, creditable pay and accrual rates. We also provide certain postretirement health care benefits (“Other Postretirement Benefits”), through an unfunded plan, to a closed group of U.S. employees who retire and have met certain age and service requirements.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

Funded Status
Below is the reconciliation of the beginning and ending balances of benefit obligations, fair value of plan assets and the funded status of our plans.

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$649	$589	$799	$740	$128	$148
Service cost	70	65	11	12	6	6
Interest cost	28	21	34	31	5	5
Actuarial loss (gain)	21	2	120	36	1	(22)
Benefits paid	(35)	(24)	(29)	(24)	(7)	(9)
Plan amendments	—	—	—	—	(11)	—
Other	(5)	(4)	(3)	(3)	—	—
Foreign currency translation adjustments	—	—	(60)	7	—	—
Benefit obligation at end of year	728	649	872	799	122	128

Change in plan assets:
Fair value of plan assets at beginning of year	617	524	645	592	—	—
Actual return on plan assets	39	78	122	52	—	—
Employer contributions	32	43	78	18	7	9
Benefits paid	(35)	(24)	(29)	(24)	(7)	(9)
Other	(5)	(4)	—	(2)	—	—
Foreign currency translation adjustments	—	—	(49)	9	—	—
Fair value of plan assets at end of year	648	617	767	645	—	—

Funded status - underfunded at end of year	$(80)	$(32)	$(105)	$(154)	$(122)	$(128)

Accumulated benefit obligation	$662	$599	$832	$767	$122	$128
The amounts recognized in the consolidated balance sheets consist of the following at December 31:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013	2014	2013
Noncurrent assets	$—	$—	$42	$12	$—	$—
Current liabilities	(2)	(2)	(7)	(7)	(13)	(14)
Noncurrent liabilities	(78)	(30)	(140)	(159)	(109)	(114)
Net amount recognized	$(80)	$(32)	$(105)	$(154)	$(122)	$(128)
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

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

Information for the plans with ABOs in excess of plan assets is as follows at December 31:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013	2014	2013
Projected benefit obligation	$19	$18	$164	$399	n/a	n/a
Accumulated benefit obligation	$18	$17	$125	$371	$122	$128
Fair value of plan assets	$—	$—	$17	$237	n/a	n/a
Weighted average assumptions used to determine benefit obligations for these plans are as follows for the years ended December 31:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013	2014	2013
Discount rate	3.8%	4.5%	3.5%	4.4%	3.4%	4.0%
Rate of compensation increase	5.8%	5.6%	4.1%	4.4%	n/a	n/a
Social security increase	2.8%	2.8%	2.1%	2.4%	n/a	n/a
The development of the discount rate for our U.S. plans and substantially all non-U.S. plans was based on a bond matching model, whereby a hypothetical bond portfolio of high-quality, fixed-income securities is selected that will match the cash flows underlying the projected benefit obligation.
Accumulated Other Comprehensive Loss
The amount recorded before-tax in accumulated other comprehensive loss related to employee benefit plans consists of the following at December 31:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013	2014	2013
Net actuarial loss	$174	$156	$231	$209	$25	$27
Net prior service cost (credit)	1	1	—	3	(83)	(87)
Total	$175	$157	$231	$212	$(58)	$(60)
The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss and included in net periodic benefit cost in 2015 are $15 million and $0.4 million, respectively. The estimated net actuarial loss and prior service credit for the other postretirement benefits that will be amortized from accumulated other comprehensive loss and included in net periodic benefit cost in 2015 are $2 million and $12 million, respectively.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

Net Periodic Cost
The components of net periodic cost are as follows for the years ended December 31:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Service cost	$70	$65	$63	$11	$12	$8	$6	$6	$13
Interest cost	28	21	21	34	31	32	5	5	7
Expected return on plan assets	(44)	(39)	(35)	(41)	(37)	(36)	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(11)	(7)	(2)
Amortization of net actuarial loss	8	13	15	5	8	6	1	2	1
Other	—	—	—	—	2	4	(3)	—	—
Net periodic cost	$62	$60	$64	$9	$16	$14	$(2)	$6	$19
Weighted average assumptions used to determine net periodic cost for these plans are as follows for the years ended December 31:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount rate	4.5%	3.6%	4.2%	4.4%	4.4%	5.0%	4.0%	3.2%	3.8%
Expected long-term return on plan assets	7.3%	7.4%	7.4%	6.1%	6.5%	6.7%	n/a	n/a	n/a
Rate of compensation increase	5.6%	5.6%	5.4%	4.4%	4.4%	4.4%	n/a	n/a	n/a
Social security increase	2.8%	2.8%	2.8%	2.4%	2.1%	2.1%	n/a	n/a	n/a
In selecting the expected rate of return on plan assets, we consider the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of these plans. This includes considering the trusts’ asset allocation and the expected returns likely to be earned over the life of the plans.
Health Care Cost Trend Rates
Assumed health care cost trend rates have a significant effect on the amounts reported for other postretirement benefits. As of December 31, 2014, the health care cost trend rate was 7.3% for employees under age 65, declining gradually each successive year until it reaches 4.5%. A one percentage point change in assumed health care cost trend rates would have had the following effects on 2014:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$0.2	$(0.2)
Effect on postretirement welfare benefit obligation	$1.1	$(1.5)
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

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

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
U.S. Pension Plan
The investment policy of the U.S. Pension Plan was developed after examining the historical relationships of risk and return among asset classes and the relationship between the expected behavior of the U.S. Plan’s assets and liabilities. The investment policy of the U.S. Plan is designed to provide the greatest probability of meeting or exceeding the U.S. Plan’s objectives at the lowest possible risk. In evaluating risk, the investment committee for the U.S. Pension Plan (“U.S. Committee”) reviews the long-term characteristics of various asset classes, focusing on balancing risk with expected return. Accordingly, the U.S. Committee selected the following six asset classes as allowable investments for the assets of the U.S. Pension Plan: U.S. equities, non-U.S. equities, global fixed-income securities, real estate, hedge funds and private equity.
The fair value of the assets in our U.S. Pension Plan at December 31, 2014 and 2013, by asset category, are presented below and were determined based on valuation techniques categorized as follows:

•	Level One: The use of quoted prices in active markets for identical financial instruments.

•
Level Two: The use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or other inputs that are observable in the market or can be corroborated by observable market data.

•	Level Three: The use of significantly unobservable inputs that typically require the use of management's estimates of assumptions that market participants would use in pricing.

	2014				2013
Asset Category	Total Asset Value	Level One	Level Two	Level Three	Total Asset Value	Level One	Level Two	Level Three
Cash and Cash Equivalents	$3	$—	$3	$—	$5	$4	$1	$—
Fixed Income (1)	125	—	125	—	111	—	111	—
Non-U.S. Equity (2)	148	30	118	—	132	—	132	—
U.S. Equity (3)	169	—	169	—	148	—	148	—
Hedge Funds (4)	164	—	—	164	190	—	—	190
Real Estate Funds (5)	10	—	—	10	9	—	—	9
Real Estate Investment Trust Equity	8	—	8	—	6	—	6	—
Private Equity Fund (6)	21	—	—	21	16	—	—	16
Total	$648	$30	$423	$195	$617	$4	$398	$215

(1)
A multi-manager strategy investing in fixed income securities and funds. The current allocation includes: 39% in unconstrained bond funds; 30% in government bonds; 11% in corporate bonds; 10% in government mortgage-backed securities; 6% in government agencies; 2% in asset-backed securities; and 2% in cash and other securities.

(2)	Multi-manager strategy investing in common stocks of non-U.S. listed companies using both value and growth approaches.

(3)	Multi-manager strategy investing in common stocks of U.S. listed companies using value and growth approaches.

(4)	Strategies taking long and short positions in equities, fixed income securities, currencies and derivative contracts.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

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
The table below presents the fair value of the assets in our Non-U.S. Plans by asset category and by valuation technique at December 31:

	2014				2013
Asset Category	Total Asset Value	Level One	Level Two	Level Three	Total Asset Value	Level One	Level Two	Level Three
Cash and Cash Equivalents	$10	$10	$—	$—	$1	$1	$—	$—
Asset Allocation (1)	124	—	124	—	125	—	125	—
Bonds - Canada - Government (2)	25	—	25	—	32	32	—	—
Bonds - U.K. - Corporate (3)	113	—	113	—	79	—	79	—
Bonds - U.K. - Government (4)	196	—	196	—	200	—	200	—
Equities (5)	133	—	133	—	169	—	169	—
Real Estate Fund (6)	22	—	—	22	21	—	—	21
Pooled Swap Funds (7)	127	—	127	—	—	—	—	—
Insurance contracts	17	—	—	17	18	—	—	18
Total	$767	$10	$718	$39	$645	$33	$573	$39

(1)	Invests in mixes of global common stocks and bonds to achieve broad diversification.

(2)	Invests in Canadian Dollar-denominated government issued bonds intended to match the duration of plan liabilities.

(3)	Invests passively in British Pound Sterling-denominated investment grade corporate bonds.

(4)	Invests passively in British Pound Sterling-denominated government issued bonds.

(5)
Invests in broad equity funds based on securities offered in various regions or countries. Equity funds are allocated by region as follows: 70% Global; 10% U.K.; 6% Emerging Markets; 5% North America; 5% Asia Pacific; and 4% Europe.

(6)	Invests in a diversified range of property throughout the U.K., principally in the retail, office and industrial/warehouse sectors.

(7)
Invests in a range of pooled funds which include positions in swap contracts and U.K. sovereign bonds; pooled funds are categorized by maturities of underlying positions. Pooled funds employ leverage in order to match the U.K. Plan's duration and inflation.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

The following table presents the changes in the fair value of assets determined using level 3 unobservable inputs:

	U.S. Private Equity Fund	U.S. Real Estate Fund	U.S. Hedge Funds	Non-U.S. Real Estate Fund	Non-U.S. Insurance Contracts	Total
Balance at December 31, 2011	$—	$5	$110	$19	$15	$149
Unrealized (losses) gains	(2)	—	10	1	4	13
Sales	—	—	—	—	(5)	(5)
Purchases	18	2	52	—	2	74
Balance at December 31, 2012	16	7	172	20	16	231
Unrealized gains	2	—	12	1	2	17
Realized gains	—	—	7	—	—	7
Sales	(10)	—	(84)	—	(2)	(96)
Purchases	8	2	83	—	2	95
Balance at December 31, 2013	16	9	190	21	18	254
Unrealized gains (losses)	—	1	6	1	(1)	7
Realized gains	1	—	7	—	—	8
Sales	(4)	—	(85)	—	—	(89)
Purchases	8	—	46	—	—	54
Balance at December 31, 2014	$21	$10	$164	$22	$17	$234
Expected Cash Flows
For all pension plans, we make annual contributions to the plans in amounts equal to or greater than amounts necessary to meet minimum governmental funding requirements. In 2015, we expect to contribute between $75 million and $85 million to our funded and unfunded pension plans. In 2015, we also expect to make benefit payments related to other postretirement benefits of between $10 million and $15 million.
The following table presents the expected benefit payments over the next ten years. The U.S. and non-U.S. pension benefit payments are made by the respective pension trust funds.

Year	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Postretirement Benefits
2015	$39	$24	$13
2016	$43	$24	$13
2017	$46	$28	$12
2018	$49	$31	$12
2019	$52	$37	$11
2020-2024	$303	$207	$53
DEFINED CONTRIBUTION PLANS
During the periods reported, generally all of our U.S. employees were eligible to participate in our sponsored 401(k) plan (“Thrift Plan”). The Thrift Plan allows eligible employees to elect to contribute portions of their salaries to an investment trust. Employee contributions are matched by the Company in cash at the rate of $1.00 per $1.00 employee contribution for the first 5% of the employee’s salary, and such contributions vest immediately. In addition, we make cash contributions for all eligible employees between 2% and 5% of their salary depending on the employee’s age. Such contributions are fully vested to the employee after three years of employment. The

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

Thrift Plan provides several investment options, for which the employee has sole investment discretion. The Thrift Plan does not offer the Company's common stock as an investment option. Our contributions to the Thrift Plan and several other non-U.S. defined contribution plans amounted to $263 million, $240 million and $232 million in 2014, 2013 and 2012, respectively.
For certain non-U.S. employees who are not eligible to participate in the Thrift Plan, we provide a non-qualified defined contribution international retirement plan that provides basically the same benefits as those provided in the Thrift Plan. In addition, we provide a non-qualified supplemental retirement plan (“SRP”) for certain officers and employees whose benefits under the Thrift Plans and/or the U.S. qualified pension plan are limited by federal tax law. The SRP also allows eligible employees to defer a portion of their eligible compensation and provides for employer matching and base contributions pursuant to limitations. Both non-qualified plans are invested through trusts, and the assets and corresponding liabilities are included in our consolidated balance sheets. Our contributions to these non-qualified plans amounted to $17 million, $15 million and $17 million in 2014, 2013 and 2012, respectively. In 2015, we estimate we will contribute between $265 million and $290 million to all of our defined contribution plans.
POSTEMPLOYMENT BENEFITS
We provide certain postemployment disability income, medical and other benefits to substantially all qualifying former or inactive U.S. employees. Income benefits for long-term disability are provided through a fully-insured plan. The continuation of medical and other benefits while on disability (“Continuation Benefits”) are provided through a qualified self-insured plan. The accrued postemployment liability for Continuation Benefits at December 31, 2014 and 2013 was $30 million and $23 million, respectively, and is included in other liabilities in our consolidated balance sheets.
NOTE 13. COMMITMENTS AND CONTINGENCIES
LEASES
At December 31, 2014, we had long-term non-cancelable operating leases covering certain facilities and equipment. The minimum annual rental commitments, net of amounts due under subleases, for each of the five years in the period ending December 31, 2019 are $284 million, $187 million, $118 million, $64 million and $39 million, respectively, and $114 million in the aggregate thereafter. Rent expense was $747 million, $702 million and $559 million for the years ended December 31, 2014, 2013 and 2012, respectively. We have not entered into any significant capital leases during the three years ended December 31, 2014.
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

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

The following lawsuits have been filed in Delaware in connection with our pending merger with Halliburton:

•
On November 24, 2014, Gary Molenda, a purported shareholder of the Company, filed a class action lawsuit in the Court of Chancery of the State of Delaware ("Delaware Chancery Court") against Baker Hughes, the Company’s Board of Directors, Halliburton, and Red Tiger LLC, a wholly owned subsidiary of Halliburton (“Red Tiger” and together with all defendants, “Defendants”) styled Gary R. Molenda v. Baker Hughes, Inc., et al., Case No. 10390-CB.

•	On November 26, 2014, a second purported shareholder of the Company, Booth Family Trust, filed a substantially similar class action lawsuit in Delaware Chancery Court.

•
On December 1, 2014, New Jersey Building Laborers Annuity Fund and James Rice, two additional purported shareholders of the Company, filed substantially similar class action lawsuits in Delaware Chancery Court.

•	On December 10, 2014, a fifth purported shareholder of the Company, Iron Workers Mid-South Pension Fund, filed another substantially similar class action lawsuit in the Delaware Chancery Court, and

•	On December 24, 2014, a sixth purported shareholder of the Company, Annette Shipp, filed another substantially similar class action lawsuit in the Delaware Chancery Court.
All of the lawsuits make substantially similar claims.  The plaintiffs generally allege that the members of the Company’s Board of Directors breached their fiduciary duties to our shareholders in connection with the merger negotiations by entering into the merger agreement and by approving the merger, and that the Company, Halliburton, and Red Tiger aided and abetted the purported breaches of fiduciary duties.  More specifically, the lawsuits allege that the merger agreement provides inadequate consideration to our shareholders, that the process resulting in the merger agreement was flawed, that the Company’s directors engaged in self-dealing, and that certain provisions of the merger agreement improperly favor Halliburton and Red Tiger, precluding or impeding third parties from submitting potentially superior proposals, among other things.  The lawsuit filed by Annettee Shipp also alleges that our Board of Directors failed to disclose material information concerning the proposed merger in the preliminary registration statement on Form S-4.  On January 7, 2015, James Rice amended his complaint, adding similar allegations regarding the disclosures in the preliminary registration statement on Form S-4.  The lawsuits seek unspecified damages, injunctive relief enjoining the merger, and rescission of the merger agreement, among other relief.  On January 23, 2015, the Delaware lawsuits were consolidated under the caption In re Baker Hughes Inc. Stockholders Litigation, Consolidated C.A. No. 10390-CB. Pursuant to the Court’s consolidation order, plaintiffs filed a consolidated complaint on February 4, 2015, which alleges substantially similar claims and seeks substantially similar relief to that raised in the six individual complaints, except that while Baker Hughes is named as a defendant, no claims are asserted against the Company.
On November 26, 2014, a seventh class action challenging the merger was filed by a purported Company shareholder in the United States District Court for the Southern District of Texas (Houston Division).  The lawsuit, styled Marc Rovner v. Baker Hughes Inc., et al., Cause No. 4:14-cv-03416, asserts claims against the Company, most of our current Board of Directors, Halliburton, and Red Tiger.  The lawsuit asserts substantially similar claims and seeks substantially similar relief as that sought in the Delaware lawsuits.  The Defendants are currently scheduled to respond to the complaint on February 13, 2015.
On October 9, 2014, our subsidiary filed a Request for Arbitration against a customer before the London Court of International Arbitration, pursuing claims for the non-payment of invoices for goods and services provided in amount provisionally quantified to exceed $67.9 million. In our Request for Arbitration, we also noted that invoices in an amount exceeding $57 million had been issued to the customer, and would be added to the claim in the event that they became overdue. The due date for payment of all of these invoices has now passed. On November 6, 2014, the customer filed its Response and Counterclaim, denying liability and counterclaiming damages for breach of contract of approximately $182 million. We deny any liability to the customer and intend to pursue our claims against the customer and defend the claims made under the counterclaim. No timetable for the conduct of the arbitration has yet been established.
During 2014, we investigated customer notifications related to a possible equipment failure in a natural gas storage system in the Europe/Africa/Russia Caspian region, which includes certain of our products. We are currently investigating the cause of the possible failure and, if necessary, possible repair and replacement options for our products. Similar products were utilized in other natural gas storage systems for this and other customers.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

At this time, we are not able to predict whether our products will need to be repaired or replaced and are not able to reasonably estimate the impact, if any, such repairs or replacements or other damages would have on our financial position, results of operations or cash flows.
We are a defendant in various labor claims including the following matters. On April 28, 2014, a collective action lawsuit alleging that we failed to pay class of workers overtime in compliance with the Fair Labor Standards Act ("FLSA") was filed titled Michael Ciamillo, individually, etc., et al. vs. Baker Hughes Incorporated in the U.S. District Court for the District of Alaska (“Ciamillo”). During the fourth quarter of 2014, the parties agreed to settle the Ciamillo lawsuit, including certain state law claims, for $5 million, subject to final court approval. On December 10, 2013, a class and collective action lawsuit alleging that we failed to pay a nationwide class of workers overtime in compliance with the FLSA and certain state laws was filed titled Lea et al. v. Baker Hughes, Inc. in the U.S. District Court for the Southern District of Texas, Galveston Division ("Lea"). During the second quarter of 2014, the parties agreed to settle the Lea lawsuit, subject to final court approval, and we recorded a charge of $62 million, which includes the Lea settlement amount and associated costs and an amount for settlement of another wage and hour lawsuit. On October 21, 2013, a collective action lawsuit alleging that we failed to pay a class of workers overtime in compliance with the FLSA was filed titled Zamora et al. v. Baker Hughes Incorporated in the U.S. District Court for the Southern District of Texas, Corpus Christi Division (“Zamora”). In October of 2014, the parties agreed to settle the Zamora lawsuit for an amount that was not material to our financial position, results of operations or cash flows.
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
We were among several unrelated companies who received a subpoena from the Office of the New York Attorney General, dated June 17, 2011. The subpoena we received sought information and documents relating to, among other things, natural gas development and hydraulic fracturing, and we have responded.
ENVIRONMENTAL MATTERS
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
We have also been identified as a potentially responsible party (“PRP”) in remedial activities related to various Superfund sites. In these instances, we participate in the process set out in the Joint Participation and Defense Agreement to negotiate with government agencies, identify other PRPs, and determine each PRP’s allocation and estimate remediation costs. We have accrued what we believe to be our pro-rata share of the total estimated cost of remediation and associated management of these Superfund sites. This share is based upon the ratio that the estimated volume of waste we contributed to the site to the total estimated volume of waste disposed at the site. Applicable U.S. federal law imposes joint and several liability on each PRP for the cleanup of these sites leaving us with the uncertainty that we may be responsible for the remediation cost attributable to other PRPs who are unable to pay their share. No accrual has been made under the joint and several liability concept for those Superfund sites where our participation is de minimis since we believe that the probability that we will have to pay material costs

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

above our volumetric share is remote. We believe there are other PRPs who have greater involvement on a volumetric calculation basis, who have substantial assets and who may be reasonably expected to pay their share of the cost of remediation. For those Superfund sites where we are a significant PRP, remediation costs are estimated to include recalcitrant parties. In some cases, we have insurance coverage or contractual indemnities from third parties to cover a portion of the ultimate liability.
Our total accrual for environmental remediation is $35 million and $34 million, which includes accruals of $3 million and $4 million for the various Superfund sites, at December 31, 2014 and 2013, respectively. The determination of the required accruals for remediation costs is subject to uncertainty, including the evolving nature of environmental regulations and the difficulty in estimating the extent and type of remediation activity that is necessary.
OTHER
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees, which totaled approximately $1.3 billion at December 31, 2014. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our consolidated financial statements. We also had commitments outstanding for purchase obligations related to capital expenditures, inventory and services under contracts, for each of the five years in the period ending December 31, 2019 of $532 million, $312 million, $256 million, $156 million and $72 million, respectively, and $99 million in the aggregate thereafter.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in accumulated other comprehensive loss, net of tax:

	Pensions and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$(250)	$(226)	$(476)
Other comprehensive income before reclassifications:
Foreign currency translation adjustments		(61)	(61)
Pensions and other postretirement benefits:
Actuarial net gain arising in the year	38		38
Deferred taxes	(17)		(17)

Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss	23		23
Amortization of prior service credit	(7)		(7)
Curtailment/settlements	2		2
Deferred taxes	(6)		(6)
Balance at December 31, 2013	(217)	(287)	(504)
Other comprehensive income before reclassifications:
Foreign currency translation adjustments		(216)	(216)
Pensions and other postretirement benefits:
Actuarial net loss arising in the year	(38)		(38)
Deferred taxes	10		10

Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss	14		14
Amortization of prior service credit	(14)		(14)
Deferred taxes	(1)		(1)
Balance at December 31, 2014	$(246)	$(503)	$(749)
The amounts reclassified from accumulated other comprehensive loss during the twelve months ended December 31, 2014 and 2013 represent the amortization of net actuarial loss, prior service credit and curtailments and settlements which are included in the computation of net periodic pension cost (see Note 12. "Employee Benefit Plans" for additional details). Net periodic pension cost is recorded in cost of sales and services, research and engineering, and marketing, general and administrative expenses.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

NOTE 15. QUARTERLY DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2014
Revenue	$5,731	$5,935	$6,250	$6,635	$24,551
Gross Profit (1)	868	1,031	984	1,309	4,192
Net income attributable to Baker Hughes	328	353	375	663	1,719
Basic earnings per share attributable to Baker Hughes	0.75	0.81	0.86	1.53	3.93
Diluted earnings per share attributable to Baker Hughes	0.74	0.80	0.86	1.52	3.92
Dividends per share	0.15	0.15	0.17	0.17	0.64
Common stock market prices:
High	65.27	74.63	75.35	65.83
Low	51.82	63.37	65.06	50.02

2013
Revenue	$5,230	$5,487	$5,787	$5,860	$22,364
Gross Profit (1)	777	765	895	818	3,255
Net income attributable to Baker Hughes	267	240	341	248	1,096
Basic earnings per share attributable to Baker Hughes	0.60	0.54	0.77	0.56	2.47
Diluted earnings per share attributable to Baker Hughes	0.60	0.54	0.77	0.56	2.47
Dividends per share	0.15	0.15	0.15	0.15	0.60
Common stock market prices:
High	47.96	48.22	50.38	58.66
Low	42.01	43.21	46.22	48.64

(1)	Represents revenue less cost of sales, cost of services and research and engineering.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this annual report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, as of December 31, 2014, our disclosure controls and procedures, as defined by Rule 13a-15(e) of the Exchange Act, are effective at a reasonable assurance level.
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
Design and Evaluation of Internal Control Over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management included a report of their assessment of the design and effectiveness of our internal controls over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8 under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal controls over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding the Business Code of Conduct and Code of Ethical Conduct Certificates for our principal executive officer, principal financial officer and principal accounting officer are described in Item 1. Business of this Annual Report. Information concerning our directors is set forth in the sections entitled “Proposal No. 1, Election of Directors,” and “Corporate Governance - Committees of the Board” in our Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2014 (“Proxy Statement”), which sections are incorporated herein by reference. For information regarding our executive officers, see “Item 1. Business - Executive Officers” in this Annual Report on Form 10-K. Additional information regarding compliance by directors and executive officers with Section 16(a) of the Exchange Act is set forth under the section entitled “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement, which section is incorporated herein by reference.
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
Under the merger agreement with Halliburton, as described in Note 2. "Halliburton Merger Agreement", we have generally agreed not to repurchase any shares of common stock while the merger is pending.

Equity Compensation Plan Information
The information in the following table is presented as of December 31, 2014 with respect to shares of our common stock that may be issued under our existing equity compensation plans, including the Baker Hughes Incorporated 2002 Employee Long-Term Incentive Plan, the Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan, the BJ Services 2000 Incentive Plan, the BJ Services 2003 Incentive Plan, the Employee Stock Purchase Plan, all of which have been approved by our stockholders (in millions, except per share prices).

Equity Compensation Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Stockholder-approved plans (excluding Employee Stock Purchase Plan)	9.6	$53.81	25.2
Nonstockholder-approved plans (1)	0.1	46.72	0.5
Subtotal (except for weighted average exercise price)	9.7	53.80	25.7
Employee Stock Purchase Plan (2)	—	—	6.0
Total	9.7	$53.80	31.7

(1)	The table includes the following nonstockholder-approved plan: the Director Compensation Deferral Plan. A description of this plan is set forth below.

(2)
The per share purchase price under the Baker Hughes Incorporated Employee Stock Purchase Plan is determined in accordance with section 423 of the Code and is 85% of the lower of the fair market value of a share of our common stock on the date of grant or the date of purchase.

Our nonstockholder-approved plan is described below:
Director Compensation Deferral Plan
The Baker Hughes Incorporated Director Compensation Deferral Plan, as amended and restated effective January 1, 2009 and as further amended on July 25, 2013 (the “Deferral Plan”), is intended to provide a means for members of our Board of Directors to defer compensation otherwise payable and provide flexibility with respect to our compensation policies. Under the provisions of the Deferral Plan, directors may elect to defer income with respect to each calendar year. The compensation deferrals may be stock option-related deferrals or cash-based deferrals. If a director elects a stock option-related deferral, on the last day of each calendar quarter he or she will be granted a non-qualified stock option. The number of shares subject to the stock option is calculated by multiplying the amount of the deferred compensation that otherwise would have been paid to the director during the quarter by 4.4 and then dividing by the fair market value of our common stock on the last day of the quarter. The per share exercise price of the option will be the fair market value of a share of our common stock on the date the option is granted. Stock options granted under the Deferral Plan vest on the first anniversary of the date of grant and must be exercised within ten years of the date of grant. If a director’s directorship terminates for any reason, any options outstanding will expire on the earlier of five years after the termination of the directorship or the option expiration date. The maximum aggregate number of shares of our common stock that may be issued under the Deferral Plan is 0.5 million. As of December 31, 2014, options covering approximately 17,000 shares of our common stock were outstanding under the Deferral Plan, there were no shares exercised during fiscal year 2014 and approximately 0.5 million shares remained available for future options.
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
(2) Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts
(3) Exhibits
Each exhibit identified below is filed as a part of this report. Exhibits designated with an “*” are filed as an exhibit to this Annual Report on Form 10-K. Exhibits designated with a “+” are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger dated as of November 16, 2014 among Halliburton Company, Red Tiger LLC and Baker Hughes Incorporated (filed as Exhibit 2.1 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on November 18, 2014).

3.1
Certificate of Amendment dated April 22, 2010 and the Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2010).

3.2	Restated Bylaws of Baker Hughes Incorporated effective as of June 5, 2014 (filed as Exhibit 3.1 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on June 6, 2010).
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

4.3	Restated Bylaws of Baker Hughes Incorporated effective as of June 5, 2014 (filed as Exhibit 3.1 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on June 6, 2010).
4.4
Indenture dated as of May 15, 1994 between Western Atlas Inc. and The Bank of New York, Trustee, providing for the issuance of securities in series (filed as Exhibit 4.4 to the Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2004).

4.5
Indenture dated October 28, 2008, between Baker Hughes Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on October 29, 2008).

4.6
First Supplemental Indenture, dated August 17, 2011, between Baker Hughes Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (including form of Notes) (filed as Exhibit 4.2 to the Current Report of Baker Hughes Incorporated on Form 8-K filed August 23, 2011).

4.7
Officers’ Certificate of Baker Hughes Incorporated dated October 28, 2008 establishing the 6.50% Senior Notes due 2013 and the 7.50% Senior Notes due 2018 (filed as Exhibit 4.2 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on October 29, 2008).

4.8	Form of 7.50% Senior Notes Due 2018 (filed as Exhibit 4.4 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on October 29, 2008).
4.9
Officers’ Certificate of Baker Hughes Incorporated dated August 24, 2010 establishing the 5.125% Senior Notes due 2040 (filed as Exhibit 4.2 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on August 24, 2010).

4.10	Form of 5.125% Senior Notes due 2040 (filed as Exhibit 4.3 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on August 24, 2010).

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

10.4+
Letter Agreement between Baker Hughes Incorporated and Peter A. Ragauss dated December 8, 2013 (filed as Exhibit 10.4 to the Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2013).

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

10.11+
Amendment to the Baker Hughes Incorporated Director Compensation Deferral Plan effective as of July 25, 2013 (filed as Exhibit 10.11 to the Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2013).

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

10.25+
Amended and Restated Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan effective April 24, 2014 (filed as Exhibit 10.1 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on April 29, 2014).

10.26+
Baker Hughes Incorporated Employee Stock Purchase Plan, as amended and restated, effective as of January 1, 2012 (filed as Exhibit 10.25 to the Annual Report of Baker Hughes Incorporated on Form 10-K for the year ending December 31, 2012).

10.27+
Amendment to the Baker Hughes Incorporated Employee Stock Purchase Plan effective as of April 25, 2013 (filed as Exhibit 10.2 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on April 30, 2013).

10.28+*	Amendment to the Baker Hughes Incorporated Employee Stock Purchase Plan effective as of December 31, 2014.
10.29+
Form of Baker Hughes Incorporated Incentive Stock Option Agreement with Terms and Conditions for officers (filed as Exhibit 10.33 to the Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2009).

10.30+
Form of Baker Hughes Incorporated Nonqualified Stock Option Agreement with Terms and Conditions for officers (filed as Exhibit 10.30 to the Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2009).

10.31+
Form of Baker Hughes Incorporated Nonqualified Stock Option Award Agreement and Terms and Conditions for officers (filed as Exhibit 10.70 to the Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2011).

10.32+
Form of Baker Hughes Incorporated Nonqualified Stock Option Award Agreement and Terms and Conditions for officers (filed as Exhibit 10.6 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on January 28, 2014).

10.33+
Form of Baker Hughes Incorporated Nonqualified Stock Option Award Agreement and Terms and Conditions for officers (filed as Exhibit 10.6 to the Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2014).

10.34+
Form of Baker Hughes Incorporated Incentive Stock Option Award Agreement and Terms and Conditions for officers (filed as Exhibit 10.71 to the Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2011).

10.35+
Form of Baker Hughes Incorporated Incentive Stock Option Award Agreement and Terms and Conditions for officers (filed as Exhibit 10.7 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on January 28, 2014).

10.36+
Form of Baker Hughes Incorporated Incentive Stock Option Award Agreement and Terms and Conditions for officers (filed as Exhibit 10.7 to the Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2014).

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

10.40+
Form of Baker Hughes Incorporated Restricted Stock Award Agreement and Terms and Conditions for officers (filed as Exhibit 10.8 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on January 28, 2014).

10.41+
Form of Baker Hughes Incorporated Restricted Stock Unit Award Agreement and Terms and Conditions for officers (filed as Exhibit 10.5 to the Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2014).

10.42+*	Form of Baker Hughes Incorporated Restricted Stock Unit Award Agreement and Terms and Conditions for officers.
10.43+
Form of Baker Hughes Incorporated Restricted Stock Unit Award, including Terms and Conditions for directors (filed as Exhibit 10.34 to the Annual Report of Baker Hughes Incorporated on Form 10-K for the year ending December 31, 2012).

10.44+*	Form of Baker Hughes Incorporated Restricted Stock Unit Award Agreement and Terms and Conditions for directors.
10.45+
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

10.47+
Form of Baker Hughes Incorporated Performance Unit Award Agreement and Terms and Conditions for certain officers payable in cash (filed as Exhibit 10.3 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on January 28, 2014).

10.48+
Form of Baker Hughes Incorporated Performance Unit Award Agreement and Terms and Conditions for certain officers payable in shares (filed as Exhibit 10.4 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on January 28, 2014).

10.49+
Form of Baker Hughes Incorporated Performance Unit Award Agreement and Terms and Conditions for certain officers payable in cash (filed as Exhibit 10.3 to the Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2014).

10.50+
Form of Baker Hughes Incorporated Performance Unit Award Agreement and Terms and Conditions for certain officers payable in shares (filed as Exhibit 10.4 to the Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2014).

10.51+
Performance Goals adopted January 25, 2012 for the Performance Unit Awards granted in 2012 (filed as Exhibit 10.39 to the Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2012).

10.52+
Performance Goals adopted February 27, 2013 for the Performance Unit Awards granted in 2013 (filed as Exhibit 10.1 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on March 4, 2013).

10.53+
Performance Goals adopted January 22, 2014 for the Performance Unit Awards payable in cash granted in 2014 (filed as Exhibit 10.1 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on January 28, 2014).

10.54+
Performance Goals adopted January 22, 2014 for the Performance Unit Awards payable in shares granted in 2014 (filed as Exhibit 10.2 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on January 28, 2014).

10.55+	BJ Services Company 2000 Incentive Plan (filed as Appendix B to the Proxy Statement of BJ Services Company dated December 20, 2000).
10.56+	First Amendment effective March 22, 2001 to BJ Services Company 2000 Incentive Plan (filed as Exhibit 10.2 to the Registration Statement No. 333-73348 of BJ Services Company on Form S-8).
10.57+	Second Amendment effective May 10, 2001 to BJ Services Company 2000 Incentive Plan (filed as Appendix D to the Proxy Statement of BJ Services Company dated April 10, 2001).
10.58+
Third Amendment effective October 15, 2001 to BJ Services Company 2000 Incentive Plan (filed as Exhibit 10.24 to the Annual Report of BJ Services Company on Form 10-K for the year ended September 30, 2001).

10.59+	Fifth Amendment effective November 15, 2006 to BJ Services Company 2000 Incentive Plan (filed as Exhibit 10.4 to the Current Report of BJ Services Company on Form 8-K filed on December 13, 2006).
10.60+
Sixth Amendment effective October 13, 2008 to BJ Services Company 2000 Incentive Plan (filed as Exhibit 10.22 to the Annual Report of BJ Services Company on Form 10-K for the year ended September 30, 2008).

10.61+
Seventh Amendment effective December 5, 2008 to BJ Services Company 2000 Incentive Plan (filed as Exhibit 10.3 to the Quarterly Report of BJ Services Company on Form 10-Q for the quarter ended December 31, 2008).

10.62+	Amended and Restated BJ Services Company 2003 Incentive Plan (filed as Appendix A to the Proxy Statement of BJ Services Company dated December 15, 2008).
10.63+
First Amendment to the Amended and Restated BJ Services Company 2003 Incentive Plan (filed as Exhibit 10.1 to the Quarterly Report of BJ Services Company on Form 10-Q for the quarter ended March 31, 2009).

10.64+	Baker Hughes Incorporated Compensation Recoupment Policy effective January 1, 2014 (filed as Exhibit 10.10 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on January 28, 2014).
10.65
Credit Agreement dated as of September 13, 2011, among Baker Hughes Incorporated, JP Morgan Chase Bank, N.A., as Administrative Agent and twenty-one lenders for $2.5 billion, in the aggregate for all banks (filed as Exhibit 10.1 to the Current Report of Baker Hughes Incorporated on Form 8-K filed September 14, 2011).

10.66
Plea Agreement between Baker Hughes Services International, Inc. and the United States Department of Justice filed on April 26, 2007, with the United States District Court of Texas, Houston Division (filed as Exhibit 10.5 to the Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

21.1*	Subsidiaries of Registrant.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Martin S. Craighead, Chairman and Chief Executive Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Kimberly A. Ross, Chief Financial Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32*
Statement of Martin S. Craighead, Chairman and Chief Executive Officer, and Kimberly A. Ross, Chief Financial Officer, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

95*	Mine Safety Disclosures.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.LAB*	XBRL Label Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

Baker Hughes Incorporated
Schedule II - Valuation and Qualifying Accounts

(In millions)	Balance at Beginning of Period	Charged to Cost and Expenses	Write-offs (1)	Other Changes (2) (3)	Balance at End of Period
Year Ended December 31, 2014
Reserve for doubtful accounts receivable	$238	$102	$(71)	$(45)	$224
Reserve for inventories	382	37	(92)	(8)	319
Year Ended December 31, 2013
Reserve for doubtful accounts receivable	308	75	(115)	(30)	238
Reserve for inventories	346	85	(46)	(3)	382
Year Ended December 31, 2012
Reserve for doubtful accounts receivable	229	100	(22)	1	308
Reserve for inventories	304	68	(28)	2	346

(1)	Represents the elimination of accounts receivable and inventory deemed uncollectible or worthless.

(2)	Represents transfers, currency translation adjustments and divestitures.

(3)
For the year ended December 31, 2014 and 2013, the reserve for doubtful accounts receivable includes a $39 million and $30 million reduction, respectively, due to the currency devaluation in Venezuela.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKER HUGHES INCORPORATED

Date:	February 25, 2015	/s/ MARTIN S. CRAIGHEAD
Martin S. Craighead Chairman and Chief Executive Officer
KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Martin S. Craighead and Kimberly A. Ross, each of whom may act without joinder of the other, as their true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 25th day of February 2015.

Signature	Title

/S/ MARTIN S. CRAIGHEAD	Chairman and Chief Executive Officer
(Martin S. Craighead)	(principal executive officer)

/S/ KIMBERLY A. ROSS	Senior Vice President and Chief Financial Officer
(Kimberly A. Ross)	(principal financial officer)

/S/ ALAN J. KEIFER	Vice President and Controller
(Alan J. Keifer)	(principal accounting officer)

Signature	Title

/S/ LARRY D. BRADY	Director
(Larry D. Brady)

/S/ GREGORY P. BRENNEMAN	Director
(Gregory P. Brenneman)

/S/ CLARENCE P. CAZALOT, JR.	Director
(Clarence P. Cazalot, Jr.)

/S/ WILLIAM H. EASTER III	Director
(William H. Easter III)

/S/ LYNN L. ELSENHANS	Director
(Lynn L. Elsenhans)

/S/ ANTHONY G. FERNANDES	Director
(Anthony G. Fernandes)

/S/ CLAIRE W. GARGALLI	Director
(Claire W. Gargalli)

/S/ PIERRE H. JUNGELS	Director
(Pierre H. Jungels)

/S/ JAMES A. LASH	Director
(James A. Lash)

/S/ J. LARRY NICHOLS	Director
(J. Larry Nichols)

/S/ JAMES W. STEWART	Director
(James W. Stewart)

/S/ CHARLES L. WATSON	Director
(Charles L. Watson)