Form 10-Q
period 2015-03-31
BAKER HUGHES INC
filed 2015-04-21
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
YES ☐ NO ☑
As of April 16, 2015, the registrant has outstanding 434,675,580 shares of Common Stock, $1 par value per share.

Baker Hughes Incorporated

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Baker Hughes Incorporated
Consolidated Condensed Statements of Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2015	2014
Revenue:
Sales	$1,528	$1,857
Services	3,066	3,874
Total revenue	4,594	5,731
Costs and expenses:
Cost of sales	1,345	1,501
Cost of services	2,997	3,219
Research and engineering	138	143
Marketing, general and administrative	315	316
Restructuring charges	573	—
Total costs and expenses	5,368	5,179
Operating (loss) income	(774)	552
Interest expense, net	(54)	(57)
(Loss) income before income taxes	(828)	495
Income taxes	235	(159)
Net (loss) income	(593)	336
Net loss (income) attributable to noncontrolling interests	4	(8)
Net (loss) income attributable to Baker Hughes	$(589)	$328

Basic (loss) earnings per share attributable to Baker Hughes	$(1.35)	$0.75

Diluted (loss) earnings per share attributable to Baker Hughes	$(1.35)	$0.74

Cash dividends per share	$0.17	$0.15
See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Baker Hughes Incorporated
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2015	2014
Net (loss) income	$(593)	$336
Other comprehensive (loss) income:
Foreign currency translation adjustments during the period	(171)	(26)
Pension and other postretirement benefits, net of tax	7	(4)
Other comprehensive loss	(164)	(30)
Comprehensive (loss) income	(757)	306
Comprehensive loss (income) attributable to noncontrolling interests	4	(8)
Comprehensive (loss) income attributable to Baker Hughes	$(753)	$298
See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Baker Hughes Incorporated
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions)	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,606	$1,740
Accounts receivable - less allowance for doubtful accounts (2015 - $325; 2014 - $224)	4,455	5,418
Inventories, net	3,843	4,074
Deferred income taxes	431	418
Other current assets	370	395
Total current assets	10,705	12,045
Property, plant and equipment - less accumulated depreciation (2015 - $8,431; 2014 - $8,215)	8,559	9,063
Goodwill	6,072	6,081
Intangible assets, net	783	812
Other assets	807	826
Total assets	$26,926	$28,827
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,149	$2,807
Short-term debt and current portion of long-term debt	149	220
Accrued employee compensation	753	782
Income taxes payable	92	265
Other accrued liabilities	590	563
Total current liabilities	3,733	4,637
Long-term debt	3,906	3,913
Deferred income taxes and other tax liabilities	584	740
Liabilities for pensions and other postretirement benefits	623	629
Other liabilities	167	178
Commitments and contingencies
Equity:
Common stock	435	434
Capital in excess of par value	7,083	7,062
Retained earnings	11,214	11,878
Accumulated other comprehensive loss	(913)	(749)
Treasury stock	(7)	—
Baker Hughes stockholders’ equity	17,812	18,625
Noncontrolling interests	101	105
Total equity	17,913	18,730
Total liabilities and equity	$26,926	$28,827
See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Baker Hughes Incorporated
Consolidated Condensed Statements of Changes in Equity
(Unaudited)

	Baker Hughes Stockholders' Equity
(In millions, except per share amounts)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2014	$434	$7,062	$11,878	$(749)	$—	$105	$18,730
Comprehensive loss:
Net loss			(589)			(4)	(593)
Other comprehensive loss				(164)			(164)
Activity related to stock plans	1	(2)			(7)		(8)
Stock-based compensation		33					33
Cash dividends ($0.17 per share)			(75)				(75)
Net activity related to noncontrolling interests		(10)					(10)
Balance at March 31, 2015	$435	$7,083	$11,214	$(913)	$(7)	$101	$17,913

	Baker Hughes Stockholders' Equity
(In millions, except per share amounts)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance at December 31, 2013	$438	$7,341	$10,438	$(504)	$199	$17,912
Comprehensive income:
Net income			328		8	336
Other comprehensive loss				(30)		(30)
Activity related to stock plans	1	19				20
Repurchase and retirement of common stock	(3)	(197)				(200)
Stock-based compensation		32				32
Cash dividends ($0.15 per share)			(66)			(66)
Net activity related to noncontrolling interests					(3)	(3)
Balance at March 31, 2014	$436	$7,195	$10,700	$(534)	$204	$18,001
See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Baker Hughes Incorporated
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2015	2014
Cash flows from operating activities:
Net (loss) income	$(593)	$336
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	460	437
Impairment of assets	240	—
Provision for doubtful accounts	105	24
Other noncash items	(180)	(57)
Changes in operating assets and liabilities:
Accounts receivable	809	(161)
Inventories	177	(116)
Accounts payable	(627)	(85)
Other operating items, net	(135)	(75)
Net cash flows provided by operating activities	256	303
Cash flows from investing activities:
Expenditures for capital assets	(315)	(439)
Proceeds from disposal of assets	81	100
Other investing items, net	(3)	(25)
Net cash flows used in investing activities	(237)	(364)
Cash flows from financing activities:
Net (repayments) proceeds of commercial paper borrowings and other debt with original maturity of three months or less	(34)	125
Repayments of short-term debt with original maturity greater than three months	(37)	(70)
Proceeds from short-term debt with original maturity greater than three months	17	59
Repurchase of common stock	—	(200)
Dividends paid	(75)	(66)
Other financing items, net	(17)	14
Net cash flows used in financing activities	(146)	(138)
Effect of foreign exchange rate changes on cash and cash equivalents	(7)	—
Decrease in cash and cash equivalents	(134)	(199)
Cash and cash equivalents, beginning of period	1,740	1,399
Cash and cash equivalents, end of period	$1,606	$1,200
Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$124	$57
Interest paid	$72	$73
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$139	$93
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

Basis of Presentation

Our unaudited consolidated condensed financial statements included herein have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, certain information and disclosures normally included in our annual financial statements have been condensed or omitted. These unaudited consolidated condensed financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. We believe the unaudited consolidated condensed financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. In the Notes to Unaudited Consolidated Condensed Financial Statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated.

New Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. In April 2015, the FASB tentatively decided to defer for one year the effective date of the new revenue standard (ASU 2014-09) for public and non public entities reporting under U.S. GAAP. The FASB also tentatively decided to permit entities to early adopt the standard. We have not completed an evaluation of the impact the pronouncement will have on our consolidated financial statements and related disclosures.
NOTE 2. HALLIBURTON MERGER AGREEMENT
On November 16, 2014, Baker Hughes, Halliburton Company (“Halliburton”) and a wholly owned subsidiary of Halliburton (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), under which Halliburton will acquire all of the outstanding shares of Baker Hughes through a merger of Baker Hughes with and into Merger Sub (the "Merger"). Subject to certain specified exceptions, at the effective time of the Merger, each share of Baker Hughes common stock will be converted into the right to receive (i) 1.12 shares of Halliburton common stock and (ii) $19.00 in cash.
On March 27, 2015, Halliburton's stockholders approved the proposal to issue shares of Halliburton common stock as contemplated by the Merger Agreement. In addition, Baker Hughes’ stockholders adopted the Merger Agreement and thereby approved the proposed combination of the two companies. The obligation of the parties to consummate the Merger is still subject to additional customary closing conditions, including: (i) applicable regulatory approvals, including the termination or expiration of the applicable waiting period under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (ii) the absence of legal restraints and prohibitions; and (iii) other customary closing conditions. Halliburton is required to take all actions necessary to obtain regulatory approvals (including agreeing to divestitures) unless the assets, businesses or product lines subject to such actions would

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

account for more than $7.5 billion of 2013 revenue.
Baker Hughes and Halliburton each made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants by each of Baker Hughes and Halliburton to, subject to certain exceptions, conduct its business in the ordinary course. In particular, among other restrictions and subject to certain exceptions, Baker Hughes agreed to generally refrain from acquiring new businesses, incurring new indebtedness, repurchasing shares, issuing new common stock or equity awards (other than equity awards granted to employees, officers and directors materially consistent with historical long-term incentive awards granted), or entering into new material contracts or commitments outside the normal course of business, without the consent of Halliburton, during the period between the execution of the Merger Agreement and the consummation of the Merger. With respect to equity awards granted after the Merger Agreement to officers and employees, such awards will not vest solely as a result of the Merger but will be converted to an equivalent Halliburton equity award. However, they will vest entirely if an officer or employee is terminated within one year following the closing of the Merger with Halliburton. Baker Hughes and Halliburton are each permitted to pay regular quarterly cash dividends during such period. In addition, under the terms of the Merger Agreement, Halliburton and Baker Hughes have agreed to coordinate the declaration and payment of dividends in respect of each party's common stock including record dates and payment dates relating thereto, which we expect to be in the third month of each quarter. Under the Merger Agreement, we have agreed not to increase the quarterly dividend while the Merger is pending.
In the event the Merger Agreement is terminated by (i) either party as a result of the failure of the Merger to occur on or before the end date (as it may be extended) due to the failure to achieve certain specified antitrust-related approvals when all other closing conditions (other than receipt of antitrust and other specified regulatory approvals and conditions that by their nature cannot be satisfied until the closing but subject to such conditions being capable of being satisfied if the closing date were the date of termination) have been satisfied, (ii) either party as a result of any antitrust-related final, non-appealable order or injunction prohibiting the closing, or (iii) Baker Hughes as a result of Halliburton’s material breach of its obligations to obtain regulatory approval such that the antitrust-related condition to closing is incapable of being satisfied, then, in each case, Halliburton would be required to pay Baker Hughes a termination fee of $3.5 billion.
Baker Hughes and Halliburton expect the Merger to be completed late in the second half of 2015. However, Baker Hughes cannot predict with certainty when, or if, the Merger will be completed because completion of the Merger is subject to conditions beyond the control of Baker Hughes. Baker Hughes incurred costs of $28 million related to the Merger, which was recorded in marketing, general and administrative ("MG&A") expenses during the first quarter of 2015.

NOTE 3. RESTRUCTURING AND OTHER CHARGES
Beginning in the second half of 2014 and continuing into 2015, the oil and gas market experienced a significant over supply leading to a substantial and rapid decline in oil prices and subsequently to significantly lower activity in the first quarter of 2015. The decline in activity has occurred throughout the world but most notably in North America where the average rig count for the first quarter of 2015 was down 26% compared to the first quarter of 2014.

As a result of these changes in market conditions and the significant decrease in activity and customer spending, we have experienced a decline in demand for our products and services. Accordingly, to adjust to the lower level of activity, we assessed our overall operations and have developed a plan and initiated actions to restructure and adjust our operations and cost structure to reflect current and expected near-term activity levels. We currently expect that most actions related to this restructuring plan will be completed by the end of the third quarter of 2015. Depending on future market conditions and activity levels, further actions may be necessary to adjust our operations which may result in additional charges in 2015.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

During the quarter ended March 31, 2015, we recorded restructuring charges of $573 million consisting of workforce reduction costs, contract termination costs and asset impairments. Details of these charges and our restructuring activities are summarized below:

Three Months Ended
Restructuring Charges	March 31, 2015

Workforce reductions	$247
Contract terminations	86
Impairment of buildings and improvements	77
Impairment of machinery and equipment	163
Total restructuring charges	$573

Workforce reduction costs: During the first quarter of 2015, we initiated a workforce reduction which includes the elimination of approximately 10,500 positions worldwide, of which approximately 65% are in North America. As a result of this action, we recorded a charge for severance expense totaling $247 million, net of a related benefit plan curtailment gain of $9 million. The amount accrued for any unpaid severance is based on our written severance policy for ongoing benefit arrangements or the country mandated scheme and the positions being eliminated. The accrued severance does not include any portion of the employees' salaries through their severance dates. As of March 31, 2015, we have eliminated approximately 7,400 positions, and we expect to eliminate the remaining 3,100 positions by the end of June 2015. Total cash paid during the first quarter of 2015 for severance was $87 million. Based upon current anticipated termination dates, and completion of the termination process, which includes the completion of various administrative procedures and fulfillment of all revocation periods as required by policy or law, we expect that of the accrued severance remaining of $169 million at March 31, 2015, approximately $135 million to $150 million will be paid during the second quarter of 2015 and the remainder will be paid during the third quarter of 2015.

Contract termination costs: During the first quarter of 2015, we incurred costs of $86 million for various contracts being terminated, primarily in North America, as part of the restructuring plan. This includes the accrual for costs to settle leases on closed facilities and certain equipment based on their respective lease agreements, and other estimated exit costs from the approved plan, and is net of expected sublease income. The accrual does not include costs before actual abandonment of the facilities or ceasing of the operations. We also incurred costs to terminate a take-or-pay supply contract related to the purchase of materials used in our pressure pumping operations in North America, including the write-off of $14 million of prepayments made in 2014. There were no cash payments made during the first quarter of 2015 related to these contract terminations. Based upon our current estimates, we expect that substantially all of the accrued contract termination costs of $72 million will be paid in the second quarter of 2015.

Impairment of buildings and improvements: As part of our restructuring plan, we are consolidating facilities and shutting down certain operations and as a result are closing and abandoning or selling certain facilities, both owned and leased. As a result, we recognized $77 million of impairment charges related to 72 facilities primarily in North America and Latin America. For the leased facilities we have vacated, this charge includes the impairment of the leasehold improvements made to those facilities. For the facilities we own, we are writing down the carrying value of those facilities to its current fair value, less anticipated costs to sell. We estimated the fair value using proceeds expected to be received based on market data, broker information and other sources.

Impairment of machinery and equipment: As part of our restructuring plan, we are exiting or substantially downsizing our presence in select markets primarily in our pressure pumping product line in certain geographies within North America and Latin America. As a result, we recognized $163 million of impairment losses to adjust the carrying value of certain machinery and equipment to its fair value, net of costs to dispose. We are currently in the process of disposing of this machinery and equipment through sale or scrap.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

Other Charges

In addition to the matters described above, we also recorded charges of $171 million, of which $29 million is reported in cost of sales and $142 million is reported in cost of services, to write-down the carrying value of certain inventory. The write-down, primarily in North America, includes lower of cost or market adjustments due to the significant decline in activity and related prices for our products coupled with declines in replacement costs. In addition, the adjustments include provisions for excess inventory levels based on estimates of current and future market demand. The product lines impacted are primarily pressure pumping and drilling and completion fluids. Included in the charge is approximately $10 million for the cost of disposing of the excess inventory.
NOTE 4. VENEZUELA CURRENCY DEVALUATION

In February of 2015, the Venezuelan government further modified the currency exchange system by the creation of a new exchange mechanism, SIMADI, which allows for the trading of the Venezuelan Bolivars Fuertes ("BsF") at a floating rate. As of March 31, 2015, the SIMADI traded at approximately 192 BsF per U.S. Dollar ("USD"). The SIMADI will operate alongside the SICAD exchange rate mechanism, which was also modified during the quarter by combining SICAD 1 and SICAD 2, and the official exchange rate mechanism, which trades at 6.3 BsF per USD.

During 2014, we adopted the SICAD 2 exchange rate of approximately 50 BsF per USD for purposes of remeasuring BsF denominated assets, liabilities, revenue and expenses; however, under the new modified exchange system the only mechanism currently available to us is SIMADI. Therefore, on March 31, 2015, we adopted the SIMADI exchange rate and recorded a loss on the devaluation in the currency of approximately $5 million resulting from the write down of our BsF denominated assets and liabilities. This loss was recorded in MG&A expenses in the first quarter of 2015. We believe any further devaluation of Venezuela's currency would not have a material impact on our financial position, results of operations or cash flows.

NOTE 5. SEGMENT INFORMATION

We are a supplier of oilfield services, products, technology and systems to the worldwide oil and natural gas business, referred to as oilfield operations, which are managed through operating segments that are aligned with our geographic regions. We also provide services and products to the downstream chemicals, and process and pipeline industries, referred to as Industrial Services.

The performance of our operating segments is evaluated based on profit (loss) before tax, which is defined as income (loss) before income taxes and before the following: net interest expense, corporate expenses and certain gains and losses, including restructuring charges, not allocated to the operating segments.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

Summarized financial information is shown in the following table:

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014
Segments	Revenue	Profit (Loss) Before Taxes	Revenue	Profit (Loss) Before Taxes
North America	$2,006	$(209)	$2,776	$258
Latin America	493	33	530	55
Europe/Africa/Russia Caspian	895	(20)	1,044	147
Middle East/Asia Pacific	916	62	1,060	130
Industrial Services	284	10	321	27
Total Operations	4,594	(124)	5,731	617
Corporate and other	—	(77)	—	(65)
Interest expense, net	—	(54)	—	(57)
Restructuring charges	—	(573)	—	—
Total	$4,594	$(828)	$5,731	$495

NOTE 6. INCOME TAXES

Total income tax benefit was $235 million for the three months ended March 31, 2015. Our effective tax rate on the loss before income taxes for the three months ended March 31, 2015 was 28.4%. Our effective tax rate is lower than the U.S. statutory income tax rate of 35% primarily due to the $744 million of restructuring charges and inventory write-downs with only partial or no tax-benefit in certain jurisdictions. The total tax benefit associated with the restructuring charges and inventory write-downs was $207 million.

NOTE 7. EARNINGS PER SHARE

A reconciliation of the number of shares used for the basic and diluted (loss) earnings per share (“EPS”) computations is as follows:

	Three Months Ended March 31,
	2015	2014
Weighted average common shares outstanding for basic EPS	437	439
Adjustment for effect of dilutive securities - stock plans	—	2
Weighted average common shares outstanding for diluted EPS	437	441

Future potentially anti-dilutive shares excluded from diluted EPS	5	—
Future potentially dilutive shares excluded from diluted EPS	—	3

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

NOTE 8. INVENTORIES

Inventories, net of reserves of $342 million at March 31, 2015 and $319 million at December 31, 2014, are comprised of the following:

	March 31, 2015	December 31, 2014
Finished goods	$3,452	$3,644
Work in process	210	227
Raw materials	181	203
Total inventories	$3,843	$4,074

NOTE 9. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Less: Accumulated Amortization	Net	Gross Carrying Amount	Less: Accumulated Amortization	Net
Technology	$867	$407	$460	$870	$393	$477
Customer relationships	487	201	286	488	191	297
Trade names	120	93	27	120	92	28
Other (1)	23	13	10	23	13	10
Total intangible assets	$1,497	$714	$783	$1,501	$689	$812

(1)	Includes indefinite-lived intangibles of $7 million at March 31, 2015 and $7 million at December 31, 2014 related to in-process research and development projects.

Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from 3 to 30 years. Amortization expense included in the net loss for the three months ended March 31, 2015 was $26 million, as compared to $26 million reported in 2014 for the same period.

Amortization expense of these intangibles over the remainder of 2015 and for each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
Remainder of 2015	$77
2016	101
2017	98
2018	91
2019	88
2020	78

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

NOTE 10. FINANCIAL INSTRUMENTS

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, debt and foreign currency forward contracts. Except as described below, the estimated fair value of such financial instruments at March 31, 2015 and December 31, 2014 approximates their carrying value as reflected in our unaudited consolidated condensed balance sheets.

The estimated fair value of total debt at March 31, 2015 and December 31, 2014 was $4,673 million and $4,663 million, respectively, which differs from the carrying amounts of $4,055 million and $4,133 million, respectively, included in our unaudited consolidated condensed balance sheets. The fair value was determined using quoted period-end market prices.

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

The components of net periodic cost (benefit) are as follows for the three months ended March 31:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014	2015	2014
Service cost	$18	$17	$4	$3	$1	$1
Interest cost	7	7	8	9	1	2
Expected return on plan assets	(13)	(11)	(12)	(10)	—	—
Amortization of prior service credit	—	—	—	—	(3)	(1)
Amortization of net actuarial loss	2	2	1	1	1	1
Curtailment gain	—	—	—	—	(9)	—
Other	—	—	—	—	—	(4)
Net periodic cost (benefit)	$14	$15	$1	$3	$(9)	$(1)

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

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

•	On December 10, 2014, a fifth purported shareholder of the Company, Iron Workers Mid-South Pension Fund, filed another substantially similar class action lawsuit in the Delaware Chancery Court.

•	On December 24, 2014, a sixth purported shareholder of the Company, Annette Shipp, filed another substantially similar class action lawsuit in the Delaware Chancery Court.
All of the lawsuits make substantially similar claims.  The plaintiffs generally allege that the members of the Company’s Board of Directors breached their fiduciary duties to our shareholders in connection with the merger negotiations by entering into the merger agreement and by approving the merger, and that the Company, Halliburton, and Red Tiger aided and abetted the purported breaches of fiduciary duties.  More specifically, the lawsuits allege that the merger agreement provides inadequate consideration to our shareholders, that the process resulting in the merger agreement was flawed, that the Company’s directors engaged in self-dealing, and that certain provisions of the merger agreement improperly favor Halliburton and Red Tiger, precluding or impeding third parties from submitting potentially superior proposals, among other things.  The lawsuit filed by Annettee Shipp also alleges that our Board of Directors failed to disclose material information concerning the proposed merger in the preliminary registration statement on Form S-4.  On January 7, 2015, James Rice amended his complaint, adding similar allegations regarding the disclosures in the preliminary registration statement on Form S-4.  The lawsuits seek unspecified damages, injunctive relief enjoining the merger, and rescission of the merger agreement, among other relief.  On January 23, 2015, the Delaware lawsuits were consolidated under the caption In re Baker Hughes Inc. Stockholders Litigation, Consolidated C.A. No. 10390-CB (the "Consolidated Case"). Pursuant to the Court’s consolidation order, plaintiffs filed a consolidated complaint on February 4, 2015, which alleges substantially similar claims and seeks substantially similar relief to that raised in the six individual complaints, except that while Baker Hughes is named as a defendant, no claims are asserted against the Company.
On March 18, 2015, the parties reached an agreement in principle to settle the Consolidated Case in exchange for the Company making certain additional disclosures. Those disclosures were contained in a Form 8-K filed with the SEC on March 18, 2015. The settlement remains subject to certain conditions, including consummation of the merger, final documentation, and court approval.
On November 26, 2014, a seventh class action challenging the merger was filed by a purported Company shareholder in the United States District Court for the Southern District of Texas (Houston Division).  The lawsuit, styled Marc Rovner v. Baker Hughes Inc., et al., Cause No. 4:14-cv-03416 ("the Rovner lawsuit"), asserts claims against the Company, most of our current Board of Directors, Halliburton, and Red Tiger.  The lawsuit asserts substantially similar claims and seeks substantially similar relief as that sought in the Delaware lawsuits.  On March 20, 2015, counsel for Mr. Rovner filed a notice of voluntary dismissal, and on March 23, 2015, the Court entered an order dismissing the Rovner lawsuit without prejudice.
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

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

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
We are a defendant in various labor claims including the following matters. On April 28, 2014, a collective action lawsuit alleging that we failed to pay a class of workers overtime in compliance with the Fair Labor Standards Act ("FLSA") was filed titled Michael Ciamillo, individually, etc., et al. vs. Baker Hughes Incorporated in the U.S. District Court for the District of Alaska (“Ciamillo”). During the fourth quarter of 2014, the parties agreed to settle the Ciamillo lawsuit, including certain state law claims, for $5 million, subject to final court approval. On December 10, 2013, a class and collective action lawsuit alleging that we failed to pay a nationwide class of workers overtime in compliance with the FLSA and certain state laws was filed titled Lea et al. v. Baker Hughes, Inc. in the U.S. District Court for the Southern District of Texas, Galveston Division ("Lea"). During the second quarter of 2014, the parties agreed to settle the Lea lawsuit, subject to final court approval, and we recorded a charge of $62 million, which includes the Lea settlement amount and associated costs and an amount for settlement of another wage and hour lawsuit.
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

OTHER

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees, which totaled approximately $1.2 billion at March 31, 2015. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our financial position, results of operations or cash flows.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Pensions and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(246)	$(503)	$(749)
Other comprehensive income (loss) before reclassifications	13	(171)	(158)
Amounts reclassified from accumulated other comprehensive loss	(10)	—	(10)
Deferred taxes	4	—	4
Balance at March 31, 2015	$(239)	$(674)	$(913)

	Pensions and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(217)	$(287)	$(504)
Other comprehensive loss before reclassifications	(4)	(26)	(30)
Amounts reclassified from accumulated other comprehensive loss	(1)	—	(1)
Deferred taxes	1	—	1
Balance at March 31, 2014	$(221)	$(313)	$(534)

The amounts reclassified from accumulated other comprehensive loss during the three months ended March 31, 2015 and 2014 represent the amortization of prior service credit, net actuarial loss, curtailment gain and other which are included in the computation of net periodic cost (benefit) (see Note 11. Employee Benefit Plans for additional details). Net periodic cost (benefit) is recorded in cost of sales and services, research and engineering, and marketing, general and administrative expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited consolidated condensed financial statements and the related notes included in Item 1 thereto, as well as our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Annual Report”).

EXECUTIVE SUMMARY

Baker Hughes is a leading supplier of oilfield services, products, technology and systems to the worldwide oil and natural gas industry, referred to as our oilfield operations. We manage our oilfield operations through four geographic segments consisting of North America, Latin America, Europe/Africa/Russia Caspian (“EARC”), and Middle East/Asia Pacific (“MEAP”). Our Industrial Services businesses are reported in a fifth segment. As of March 31, 2015, Baker Hughes had approximately 53,700 employees compared to approximately 62,000 employees as of December 31, 2014.
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
Beginning in the second half of 2014 and continuing into 2015, the oil and natural gas market experienced a significant over supply of oil leading to a substantial and rapid decline in oil and natural gas prices, and subsequently, to significantly lower activity in the first quarter of 2015. The decline in activity has occurred throughout the world but most notably in North America where the rig count has declined 26% in the first quarter of 2015 compared to the first quarter of 2014. As a result of these changes in market conditions and the significant decrease in activity and customer spending, we have experienced a decline in demand for our products and services.

Financial Results

For the first quarter of 2015, we generated revenue of $4.59 billion, a decrease of $1.14 billion, or 20%, compared to the first quarter of 2014. All segments experienced revenue declines in the first quarter of 2015 due primarily to the rapidly declining market conditions, which resulted in reduced activity and over supply of equipment. Revenue was also negatively impacted, predominately in the EARC segment, by an unfavorable change in exchange rates of several currencies relative to the U.S. Dollar. North America, driven by a precipitous drop in the North America onshore rig count, was the largest contributor to the year over year revenue decline.

Net loss attributable to Baker Hughes was $589 million for the first quarter of 2015, compared to net income attributable to Baker Hughes of $328 million for the first quarter of 2014. Loss before tax was $828 million for the first quarter of 2015, compared to income before tax of $495 million for the first quarter of 2014. Profitability was negatively impacted by the strong drop in activity resulting in reduced demand and unfavorable market conditions. Over the course of the quarter, a number of actions were initiated to restructure our global operations for improved profitability in a lower activity environment. These actions included workforce reductions, contract terminations, facility closures and asset impairments. As a result of these restructuring activities, we recorded charges totaling $573 million in the first quarter of 2015, of which $247 million related to workforce reductions, $86 million related to contract terminations and $240 million related to asset impairments. These charges have been excluded from the results of our operating segments. Additionally, in the first quarter of 2015, we incurred costs of $171 million to write-down the carrying value of certain inventory, and costs of $105 million to increase the allowance for doubtful accounts, which are included in the results of our operating segments.

In comparison, income before tax in the first quarter of 2014 included a severance-related charge of $29 million in North America and a $29 million expense for a global technology royalty agreement.
Halliburton Merger Agreement
On November 16, 2014, Baker Hughes and Halliburton Company (“Halliburton”) entered into a definitive agreement and plan of merger (the "Merger Agreement") under which Halliburton will acquire all of the outstanding shares of Baker Hughes in a stock and cash transaction. Under the terms of the agreement and subject to certain specified exceptions, at the effective time of the merger, each share of common stock of Baker Hughes will be converted into the right to receive 1.12 Halliburton shares plus $19.00 in cash. On March 27, 2015, Halliburton's stockholders approved the proposal to issue shares of Halliburton common stock as contemplated by the Merger Agreement. In addition, Baker Hughes’ stockholders adopted the Merger Agreement and thereby approved the proposed combination of the two companies. The transaction is still subject to regulatory approvals and customary closing conditions. The transaction is expected to close late in the second half of 2015; however, Baker Hughes cannot predict with certainty when, or if, the pending merger will be completed because completion of the transaction is subject to conditions beyond the control of Baker Hughes. For further information about the merger, see Note 2. “Halliburton Merger Agreement” of the Notes to Unaudited Consolidated Condensed Financial Statements in Item 1 herein.
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
In 2014 and continuing into 2015, the oil market experienced an excess of supply as a result of sustained high output from tight oil plays in North America, a slowdown in demand from key consumer regions such as Europe and East Asia and the Organization of the Petroleum Exporting Countries (“OPEC”) position in late November to not cut production. This market imbalance resulted in a rapid decline in oil prices, with both Brent and West Texas Intermediate prices dropping to near six-year lows and 60% below 2014 peak highs, which ultimately led to a significant decrease in activity and customer spending.
In North America, in response to lower oil prices, activity levels began to decline in late December 2014 and as of mid-April 2015, the U.S. rig count had fallen approximately 880 rigs, or 48%, compared to the 2014 year-end rig count; and the Canadian rig count had fallen by more than 170 rigs, or 69%, over the same periods. At this accelerated pace, the North America rig count for the second quarter of 2015 is currently projected to decline further by approximately 350 rigs, or 30%, compared to the first quarter exit rig count, representing an average for the second quarter of approximately 940 rigs. As the second quarter progresses, the pace of rig count declines should begin to slow. In contrast, deepwater rig counts in the Gulf of Mexico are expected to remain stable during the second quarter and should include a favorable mix of completions activity.
Outside of North America, drilling activity in the second quarter is projected to continue to decline in the onshore and shallow water markets with the largest drop predicted across our EARC segment. Compared to the first quarter, average rig counts across Europe and Africa are forecasted to decline by as much as 15% in the second quarter. The MEAP rig count is projected to drop by less than 5%, as rig count declines in North Asia, Australia, Indonesia and Iraq should be partially offset by increased activity in Saudi Arabia and the surrounding Gulf States. The Latin America rig count is projected to drop less than 5%. However, this forecast includes a decrease of five deepwater drilling rigs in Brazil the impact of which could be significant.
Based on the ongoing reduction in activity and customer spending, unfavorable market conditions are expected to continue.

The near term outlook for our industry remains uncertain. The International Energy Agency (“IEA”) indicates in their March 2015 report that although oil-directed rigs have decreased precipitously since their October highs and capital expenditure cuts are taking hold, oil production in the U.S. shows no signs of slowing down. Nonetheless, the IEA expects U.S. production growth to begin declining in the second half of 2015.
Technology will continue to be a critical differentiator for oilfield service providers in this new environment, as our customers’ need for innovative solutions is more important than ever before. As such, we remain committed to our strategy of focusing on technology development to deliver innovative new products and services which are designed to solve our customers’ challenges of efficient well construction, optimized well production, and increased ultimate recovery. The current market conditions notwithstanding, the long term outlook for our industry remains strong. The world’s demand for energy will continue to rise, and the supply of energy will continue to increase in complexity, requiring greater service intensity and more advanced technology from oilfield service companies.

BUSINESS ENVIRONMENT
We operate in more than 80 countries helping customers find, evaluate, drill, produce, transport and process hydrocarbon resources. Our revenue is predominately generated from the sale of products and services to major, national, and independent oil and natural gas companies worldwide, and is dependent on spending by our customers for oil and natural gas exploration, field development and production. This spending is dependent on a number of factors, including our customers’ forecasts of future energy demand and supply, their access to resources to develop and produce oil and natural gas, their ability to fund their capital programs, the impact of new government regulations and most importantly, their expectations for oil and natural gas prices as a key driver of their cash flows.

Oil and Natural Gas Prices

Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended March 31,
	2015	2014
Brent oil price ($/Bbl) (1)	$53.90	$107.90
WTI oil price ($/Bbl) (2)	48.49	98.61
Natural gas price ($/mmBtu) (3)	2.87	5.14

(1)	Bloomberg Dated Brent (“Brent”) Oil Spot Price per Barrel

(2)	Bloomberg West Texas Intermediate (“WTI”) Cushing Crude Oil Spot Price per Barrel

(3)	Bloomberg Henry Hub Natural Gas Spot Price per million British Thermal Unit
Outside North America, customer spending is most heavily influenced by Brent oil prices, which continued to fluctuate significantly throughout the quarter, ranging from a low of $45.25/Bbl in late January 2015 to a high of $61.81/Bbl in late February 2015 as a result of news of falling U.S. oil rig counts and announced reductions in capital expenditures by major oil companies. This increase in price abated in March, as the combination of robust world crude oil supply growth and weak global demand contributed to an increase in the rate of global inventory builds.
In North America, customer spending is highly driven by WTI oil prices, which, similar to Brent oil prices, fluctuated throughout the quarter, ranging from a high of $53.53/Bbl in late February 2015 to a low of $43.46/Bbl in late March 2015. WTI oil prices were influenced by the same factors that impacted Brent oil prices during the quarter.
Overall, Brent and WTI oil prices in the first quarter averaged 50% lower than the prior year, as concerns continued that rapidly increasing production from the tight oil plays in North America would take longer than expected to see any meaningful impact from reduced drilling activity. Other factors that led to further reduction in oil prices during the quarter included the rising production output from Libya, and speculation of a possible deal with Iran over its nuclear program that would end sanctions and enable the OPEC member to ship more crude into an already flooded market.
In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, averaged $2.87/mmBtu in the first quarter of 2015, representing a 44% decline compared to the prior year. A total of 2,116 billion cubic feet (“Bcf”) of natural gas was withdrawn from storage inventories during this year’s heating season, compared to an overall withdrawal of 2,960 Bcf during last year’s heating season. Although this year’s winter was colder than normal, it was slightly warmer than last year’s historically cold winter. According to the U.S. Department of Energy (“DOE”), working natural gas in storage at the end of the first quarter of 2015 was 1,461 Bcf, which was 78%, or 639 Bcf, above the corresponding week in 2014, but still 12% lower than the previous five-year (2010-2014) average.

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
Rigs in the U.S. and Canada are counted as active if, on the day the count is taken, the well being drilled has been started but drilling has not been completed and the well is anticipated to be of sufficient depth to be a potential consumer of our drill bits. In international areas, rigs are counted on a weekly basis and deemed active if drilling activities occurred during the majority of the week. The weekly results are then averaged for the month and published accordingly. The rig count does not include rigs that are in transit from one location to another, rigging up, being used in non-drilling activities including production testing, completion and workover, and are not expected to be significant consumers of drill bits.

The rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended March 31,
	2015	2014	% Change
U.S. - land and inland waters	1,353	1,724	(22%)
U.S. - offshore	49	56	(13%)
Canada	313	525	(40%)
North America	1,715	2,305	(26%)
Latin America	352	402	(12%)
North Sea	43	38	13%
Continental Europe	89	97	(8%)
Africa	130	142	(8%)
Middle East	412	400	3%
Asia Pacific	235	258	(9%)
Outside North America	1,261	1,337	(6%)
Worldwide	2,976	3,642	(18%)

The rig count in North America decreased 26% in the first quarter of 2015 compared to the same period a year ago as result of reduced spending from our customers as they adapt to a lower oil price environment. Over the course of the first quarter, the U.S. rig count dropped by approximately 800 rigs. As a result, the average U.S. rig count for the first quarter of 2015 declined 21% compared to the same quarter last year. Canada, which normally experiences peak activity levels in the first quarter, instead experienced a pronounced drop in activity as customers elected to halt operations earlier than normal. Compared to the same quarter last year, the average Canadian rig count for the first quarter declined 40%. The reduction in spending impacted predominately the U.S. and Canada oil-directed drilling, as visible by the 29% decline in North America oil-directed rig counts. The natural gas-directed rig count experienced a 14% decline compared to the same period a year ago. In the U.S., the decline was driven by natural gas prices, which remain below levels that are considered to be economic for new investments in many natural gas fields. In Canada, the decline in natural gas-directed drilling activity was primarily related to reduced drilling in condensate rich zones in Alberta to service oil sands.

Outside North America, the rig count in the first quarter of 2015 decreased 6% compared to the same period a year ago. In Latin America, the rig count decreased 12% as a result of reduced drilling activity in Mexico, Venezuela, Colombia and Ecuador, partially offset by an increase in activity in the emerging unconventional plays in Argentina. In Europe, the rig count in the North Sea increased by 13%, primarily due to an increase in offshore drilling activity in the United Kingdom, while in Continental Europe the rig count decreased by 8% as a result of reduced onshore drilling activity in Turkey, Albania and Italy. In Africa, the rig count decreased 8% primarily due to reduced onshore drilling activity in Libya, Chad, and Gabon. The rig count increased 3% in the Middle East due to higher drilling activity in Saudi Arabia, Oman, Abu Dhabi and Kuwait, partially offset by a reduction in rig activity in Iraq and Egypt. In Asia Pacific, the rig count decreased 9% as a result of reduced drilling activity across most of the region, predominately in India, Malaysia, Indonesia and Australia, partially offset by increased drilling activity in offshore China.

Baker Hughes Well Count
We began providing U.S. well count data to the oil and natural gas industry in July 2013, which provided a quarterly census of the number of new onshore oil and natural gas wells where drilling began, or spud, in the U.S. On April 9, 2015, we announced that effective immediately we have suspended the quarterly publication of the U.S. well count. In response to the recent market downturn and internal initiatives to reduce costs, we have prioritized our resources to support the ongoing publication of the North America and International rig counts as disclosed above, which continue to provide a timely and relevant snapshot of evolving market conditions.

RESULTS OF OPERATIONS

The discussions below relating to significant line items from our unaudited consolidated condensed statements of income (loss) are based on available information and represent our analysis of significant changes or events that impact the comparability of reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where reasonably practicable, have quantified the impact of such items. In addition, the discussions below for revenue and cost of revenue are on a total basis as the business drivers for product sales and services are similar. All dollar amounts in tabulations in this section are in millions of dollars, unless otherwise stated.

Revenue and Profit (Loss) Before Tax

Revenue and profit (loss) before tax for each of our five operating segments is provided below. The performance of our operating segments is evaluated based on profit (loss) before tax, which is defined as income (loss) before income taxes and before the following: net interest expense, corporate expenses and certain gains and losses, including restructuring charges, not allocated to the operating segments.

	Three Months Ended March 31,		$ Change	% Change
	2015	2014
Revenue:
North America	$2,006	$2,776	$(770)	(28%)
Latin America	493	530	(37)	(7%)
Europe/Africa/Russia Caspian	895	1,044	(149)	(14%)
Middle East/Asia Pacific	916	1,060	(144)	(14%)
Industrial Services	284	321	(37)	(12%)
Total	$4,594	$5,731	$(1,137)	(20%)

	Three Months Ended March 31,		$ Change	% Change
	2015	2014
Profit (Loss) Before Taxes:
North America	$(209)	$258	$(467)	(181%)
Latin America	33	55	(22)	N/M
Europe/Africa/Russia Caspian	(20)	147	(167)	(114%)
Middle East/Asia Pacific	62	130	(68)	(52%)
Industrial Services	10	27	(17)	(63%)
Total Operations	(124)	617	(741)	(120%)
Corporate and other	(77)	(65)	(12)	18%
Interest expense, net	(54)	(57)	3	(5%)
Restructuring charges	(573)	—	(573)	N/M
Total	$(828)	$495	$(1,323)	(267%)

"N/M" represents not meaningful.

First Quarter of 2015 Compared to the First Quarter of 2014

North America

North America revenue decreased $770 million, or 28%, in the first quarter of 2015 compared to the first quarter of 2014. The decline in revenue is primarily driven by a pronounced reduction in onshore and shallow water drilling activity, as reflected in the 26% decrease in the North American rig count. Activity reductions were further exacerbated in the U.S., where it is estimated that as many as 20% of the wells drilled were placed in inventory uncompleted. Canada, which normally experiences peak activity levels in the first quarter, instead experienced a pronounced drop in activity as customers elected to halt operations earlier than normal. The drop in drilling activity and well completions across North America negatively impacted revenue in all product lines. Additionally, capital-intensive product lines such as pressure pumping, coiled tubing, and wireline services experienced a significant oversupply of equipment in the market. Conversely, deepwater operations in the Gulf of Mexico remained steady, including increased completions activity and solid utilization of the Company’s fleet of stimulation vessels.

North America loss before tax was $209 million in the first quarter of 2015, compared to profit before tax of $258 million in the first quarter of 2014. The decline in profitability was the direct result of the rapid pace of the activity decline and unfavorable market conditions, particularly in the capital-intensive product lines mentioned above. Additionally, the first quarter of 2015 includes a charge of $159 million to reduce the carrying value of certain inventory, primarily in the pressure pumping and drilling and completion fluids product lines, and costs of $6 million to increase the allowance for doubtful accounts. Actions were taken in the first quarter of 2015 to reduce our workforce, close and consolidate facilities and improve commercial terms with vendors, resulting in lower cost of goods sold. Despite these actions to restructure our North American operations to operate in a lower activity environment, the speed of the revenue decline outpaced the benefit of cost savings.

In comparison, profit before tax for the first quarter of 2014 included $29 million of severance costs and $13 million of costs associated with a technology royalty agreement.

Latin America

Latin America revenue decreased $37 million, or 7%, in the first quarter of 2015 compared to the first quarter of 2014. The reduction in revenue can be attributed mainly to activity declines in the Andean area, as reflected in the 24% decline in rig count, and revenue declines in Venezuela from both lower rig count activity and unfavorable exchange rates as a result of the currency devaluation that occurred in the second quarter of 2014. These reductions in revenue were partially offset by share gains in Mexico's marine region, increased unconventional activity in Argentina, and share gains in Brazil as a result of a recent offshore drilling services contract.

Latin America profit before tax was $33 million in the first quarter of 2015, a decrease of $22 million compared to the first quarter of 2014. The reduction in profitability can be attributed to reduced activity, a $12 million charge to reduce the carrying value of certain inventory, a foreign exchange loss of $5 million related to the devaluation in the currency of Venezuela, and costs of $9 million to increase the allowance for doubtful accounts.

Europe/Africa/Russia Caspian

EARC revenue decreased $149 million, or 14%, in the first quarter of 2015 compared to the first quarter of 2014. The decrease can be attributed predominately to the unfavorable change in exchange rates of several currencies across the region relative to the U.S. Dollar, which resulted in a reduction in revenue of an estimated $102 million. Additionally, revenue is down due to the deconsolidation of a joint venture in North Africa in late 2014 and unfavorable pricing. These revenue reductions were slightly offset by activity growth in Europe and Angola.

EARC loss before tax was $20 million in the first quarter of 2015, compared to profit before tax of $147 million in the first quarter of 2014. The reduction in profitability can be attributed primarily to a charge of $66 million to increase the allowance for doubtful accounts, along with an estimated $37 million associated with unfavorable exchange rates relative to the U.S. Dollar. Additionally, in the quarter we experienced price deterioration and an unfavorable product mix of revenue.

Middle East/Asia Pacific

MEAP revenue decreased $144 million, or 14%, in the first quarter of 2015 compared to the first quarter of 2014. The revenue decline in this segment was largely attributable to the significant reduction of our integrated operations in Iraq in the first quarter, along with the exiting of a large turnkey contract in mid-2014. Additionally, the Middle East region encountered pricing pressure in the first quarter of 2015. The decline in activity and unfavorable pricing was partially offset by strong demand for our drilling services and completion services product lines in Saudi Arabia. Revenue in the Asia Pacific region was negatively impacted by reduced activity throughout the entire region, as reflected in the 9% rig count decline.

MEAP profit before tax was $62 million, a decrease of $68 million, or 52%, in the first quarter of 2015 compared to the first quarter of 2014. The decrease in profitability is attributed primarily to reduced activity levels and pricing pressure, along with costs of $22 million to increase the allowance for doubtful accounts, slightly offset by improved revenue mix in Iraq.

Industrial Services

For Industrial Services, revenue decreased $37 million and profit before tax decreased $17 million in the first quarter of 2015 compared to the first quarter of 2014. The decrease in revenue and profitability is due to a decline in process and pipeline services activity as customers have reduced operating expense budgets in response to lower commodity prices. Revenue and profit before tax were further impacted by unfavorable foreign exchange rates. The reduction in overall activity was partially offset by the acquisition of a new specialty pipeline services business in the third quarter of 2014. Profitability in the first quarter of 2015 was also negatively impacted by costs of $2 million to increase the allowance for doubtful accounts.

Costs and Expenses

The table below details certain unaudited consolidated condensed statement of income data and as a percentage of revenue.

	Three Months Ended March 31,
	2015		2014
	$	%	$	%
Revenue	$4,594	100%	$5,731	100%
Cost of revenue	4,342	95%	4,720	82%
Research and engineering	138	3%	143	2%
Marketing, general and administrative	315	7%	316	6%

Cost of Revenue

Cost of revenue as a percentage of revenue was 95% and 82% for the three months ended March 31, 2015 and 2014, respectively. Cost of revenue decreased 8% in the first quarter of 2015 compared to the same period in the prior year, while revenue decreased by nearly 20% during the same periods from lower activity and prices. Despite actions to restructure our global operations to operate in a lower activity environment, the speed of the revenue decline outpaced the benefit of cost savings. Additionally, the product lines most significantly impacted by the downturn in rig activity are also the most capital-intensive. Thus the fixed costs associated with those product lines lessened the impact in the first quarter of 2015 of our cost reduction efforts. Further, cost of revenue for the first quarter of 2015 includes costs of $105 million to increase the allowance for doubtful accounts, and a charge of $171 million to reduce the carrying value of certain inventory to the lower of cost or market.

Marketing, General and Administrative

Marketing, general and administrative (“MG&A”) expenses remained relatively flat for the three months ended March 31, 2015, compared to the same period a year ago. Included in MG&A expenses for the three months ended March 31, 2015, are costs of $28 million related to the merger, which were offset by reductions in professional fees and other costs.

Restructuring Charges

During the quarter ended March 31, 2015, we recorded restructuring charges of $573 million consisting of workforce reduction costs, contract termination costs and asset impairments. Workforce reduction costs were $247 million, net of a related benefit plan curtailment gain of $9 million, and contract termination costs were $86 million, including the write-off of $14 million of prepayments made in 2014. Asset impairments were $240 million related to machinery and equipment and facilities. Total cash paid during the first quarter of 2015 for severance charges was $87 million. We expect that of the accrued severance remaining of $169 million at March 31, 2015, $135 million to $150 million will be paid during the second quarter of 2015 and the remainder will be paid during the third quarter of 2015. We also expect that substantially all of the accrued contract termination costs of $72 million will be paid in the second quarter of 2015. For further discussion of these restructuring charges, see Note 3. "Restructuring and Other Charges" of the Notes to Unaudited Consolidated Condensed Financial Statements in Item 1 of Part 1 herein.

The reduction in costs from eliminating depreciation and reduced employee expenses in the first quarter of 2015 is approximately $28 million, and is expected to be approximately $515 million for the remainder of 2015, and more than $700 million on an annualized basis.

Income Taxes

Total income tax benefit was $235 million for the three months ended March 31, 2015. Our effective tax rate on loss before income taxes for the three months ended March 31, 2015 was 28.4%. The effective tax rate for the three months ended March 31, 2015 is lower than the U.S. statutory income tax rate of 35% primarily due to the $744 million of restructuring charges and inventory write-downs with only partial or no tax-benefit in certain jurisdictions. The total tax benefit associated with the restructuring charges and inventory write-downs was $207 million.

LIQUIDITY AND CAPITAL RESOURCES

Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility in order to fund the requirements of our business. At March 31, 2015, we had cash and cash equivalents of $1.61 billion, of which approximately $1.30 billion was held by foreign subsidiaries. This compares to $1.74 billion of cash and cash equivalents held at December 31, 2014, of which approximately $1.31 billion was held by foreign affiliates. A substantial portion of the cash held by foreign subsidiaries at March 31, 2015 was reinvested in our international operations as our intent is to use this cash to, among other things, fund the operations of our foreign subsidiaries. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds based on applicable U.S. tax rates net of foreign tax credits. We have a committed revolving credit facility with commercial banks and a related commercial paper program under which the maximum combined borrowing at any time under both the credit facility and the commercial paper program is $2.50 billion. At March 31, 2015, we had no commercial paper outstanding; therefore, the amount available for borrowing under the facility as of March 31, 2015 was $2.50 billion. We believe that cash on hand, cash flows generated from operations and the available credit facility, including the issuance of commercial paper, will provide sufficient liquidity to manage our global cash needs. In the three months ended March 31, 2015, we used cash to fund a variety of activities including working capital needs, capital expenditures, and the payment of dividends.

Cash Flows

Cash flows provided by (used in) each type of activity were as follows for the three months ended March 31:

(In millions)	2015	2014
Operating activities	$256	$303
Investing activities	(237)	(364)
Financing activities	(146)	(138)

Operating Activities

Cash flows from operating activities provided cash of $256 million in the three months ended March 31, 2015. Net changes in operating assets and liabilities provided cash of $224 million in the three months ended March 31, 2015. This was primarily the result of lower activity in the three months ended March 31, 2015 that resulted in a decrease in accounts receivable of $809 million and a decrease in inventory of $177 million which were partially offset by a decrease in accounts payable of $627 million. Net other operating items used cash of $135 million in the current quarter primarily due to an increase in income taxes paid.

Investing Activities

Our principal recurring investing activity is the funding of capital expenditures to ensure that we have the appropriate levels and types of machinery and equipment in place to generate revenue from operations. Expenditures for capital assets totaled $315 million in the three months ended March 31, 2015. The majority of these expenditures were for machinery and equipment.

Proceeds from the disposal of assets were $81 million in the three months ended March 31, 2015, which related primarily to equipment that was lost-in-hole, and to a lesser extent, property, machinery and equipment no longer used in operations that was sold throughout the period.

Financing Activities

We had net repayments of commercial paper and other short-term debt of $54 million in the three months ended March 31, 2015. Total debt outstanding at March 31, 2015 was $4.06 billion, a decrease of $78 million compared to December 31, 2014. The total debt-to-capital (defined as total debt plus equity) ratio was 0.18 at March 31, 2015 and December 31, 2014. We paid dividends of $75 million in the three months ended March 31, 2015.

Our Board of Directors has previously authorized a program to repurchase our common stock from time to time. In the three months ended March 31, 2015, we did not repurchase any shares of common stock. We had authorization remaining to repurchase approximately $1.05 billion in common stock at March 31, 2015. During the three months ended March 31, 2014, we repurchased 3.4 million shares of our common stock at an average price of $59.40 per share, for a total of $200 million.

Under the merger agreement with Halliburton, as described in Note 2. "Halliburton Merger Agreement" of the Notes to Unaudited Consolidated Condensed Financial Statements in Item 1 of Part I herein, we have generally agreed not to repurchase any shares of our common stock while the merger is pending.

Available Credit Facility

We have a committed revolving credit facility (“credit facility”) with commercial banks and a related commercial paper program under which the maximum combined borrowing at any time under both the credit facility and the commercial paper program is $2.5 billion. The credit facility matures in September 2016 and contains certain covenants which, among other things, restrict certain merger transactions or the sale of all or substantially all of our assets or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the credit facility may be accelerated. Such events of default include payment defaults to lenders under the credit facility, covenant defaults and other customary defaults. We were in compliance with all of the credit facility’s covenants, and there were no direct borrowings under the credit facility during the quarter ended March 31, 2015. Under the commercial paper program, we may issue from time to time up to $2.5 billion in commercial paper with maturity of no more than 270 days. The amount available to borrow under the credit facility is reduced by the amount of any commercial paper outstanding. At March 31, 2015, we had no outstanding borrowings under the commercial paper program.

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

In 2015, we expect our capital expenditures to be approximately $1.3 billion, excluding any amount related to acquisitions. The expenditures are expected to be used primarily for normal, recurring items necessary to support our business and operations. A significant portion of our capital expenditures can be adjusted and managed by us to match market demand and activity levels. We also anticipate making income tax payments of between $350 million and $450 million in 2015. During the three months ended March 31, 2015, we contributed approximately $99 million to our defined benefit, defined contribution and other postretirement plans. We expect to make additional contributions in the range of $245 million to $275 million to these plans for the remainder of 2015.

In May 2014, the Board of Directors approved a $0.02 per share increase in the quarterly cash dividend to $0.17 per share of common stock for the August 2014 holders of record over the previous quarter's dividend of $0.15 per share of common stock. We anticipate paying dividends of between $287 million and $297 million in 2015; however, the Board of Directors can change the dividend policy at any time.

Under the merger agreement with Halliburton, as described in Note 2. "Halliburton Merger Agreement" of the Notes to Unaudited Consolidated Condensed Financial Statements in Item 1 of Part I herein, we have agreed not to increase the quarterly dividend while the merger is pending.

FORWARD-LOOKING STATEMENTS

MD&A and certain statements in the Notes to Unaudited Consolidated Condensed Financial Statements, includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act (each a “forward-looking statement”). The words “anticipate,” “believe,” “ensure,” “expect,” “if,” “intend,” “estimate,” “probable,” “project,” “forecasts,” “predict,” “outlook,” “aim,” “will,” “could,” “should,” “would,” “potential,” “may,” “likely” and similar expressions, and the negative thereof, are intended to identify forward-looking statements. Our forward-looking statements are based on assumptions that we believe to be reasonable but that may not prove to be accurate. The statements do not include the potential impact of future transactions, such as an acquisition, disposition, merger, joint venture or other transactions that could occur, including the pending merger with Halliburton. We undertake no obligation to publicly update or revise any forward-looking statement. Our expectations regarding our business outlook, including changes in revenue, pricing, capital spending, profitability, strategies for our operations, impact of any common stock repurchases, oil and natural gas market conditions, the business plans of our customers, market share and contract terms, costs and availability of resources, legal, economic and regulatory conditions, and environmental matters are only our forecasts regarding these matters.

All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in “Part II, Item 1A. Risk Factors” section contained herein, as well as the risk factors described in our 2014 Annual Report, this filing and those set forth from time to time in our filings with the SEC. These documents are available through our website or through the SEC’s Electronic Data Gathering and Analysis Retrieval (“EDGAR”) system at http://www.sec.gov.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months ended March 31, 2015, does not differ materially from that discussed under Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in our 2014 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, as of March 31, 2015, our disclosure controls and procedures, as defined by Rule 13a-15(e) of the Exchange Act, are effective at a reasonable assurance level. There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See discussion of legal proceedings in Note 12 of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report, Item 3 of Part I of our 2014 Annual Report and Note 13 of the Notes to Consolidated Financial Statements included in Item 8 of our 2014 Annual Report.

ITEM 1A. RISK FACTORS

As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in our “Risk Factors” in the 2014 Annual Report, as well as the following risk factor:

Our restructuring plan may not achieve the results we expect and could change, which could materially and adversely affect our results of operations and financial condition.

In the first quarter of 2015, we announced and began to implement a restructuring plan to reduce expenses, which included a reduction in our workforce, the termination of various contracts, the closing or abandoning of certain facilities, and the downsizing of our presence in select markets. There can be no assurance that our restructuring plan will produce the cost savings we anticipate in the expected timeframe or that the cumulative restructuring charge will not have to increase in order to achieve our cost savings targets. Any delay or failure to achieve the expected cost savings and any increase in our anticipated cumulative restructuring charge would likely cause our future earnings to be lower than anticipated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about our purchases of equity securities during the three months ended March 31, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (3)
January 1-31, 2015	303,059	$58.36	—	$1,049,832,435
February 1-28, 2015	12,125	$58.97	—	$1,049,832,435
March 1-31, 2015	1,510	$63.30	—	$1,049,832,435
Total	316,694	$58.41	—

(1)	Represents shares purchased from employees to satisfy the tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock units.

(2)	There were no repurchases during the first quarter of 2015 under our previously announced purchase program.

(3)
Under the merger agreement with Halliburton, as described in Note 2. "Halliburton Merger Agreement" of the Notes to Unaudited Consolidated Condensed Financial Statements in Item 1 of Part I herein, we have generally agreed not to repurchase any shares of our common stock while the merger is pending.

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

10.1+
Baker Hughes Incorporated Annual Incentive Compensation Plan for employees, as amended and restated on January 22, 2014 (filed as Exhibit 10.1 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on March 18, 2015).

10.2+
Amendment to Baker Hughes Incorporated Annual Incentive Compensation Plan for employees, effective January 1, 2015 (filed as Exhibit 10.2 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on March 18, 2015).

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

BAKER HUGHES INCORPORATED (Registrant)

Date:	April 21, 2015	By:	/s/ KIMBERLY A. ROSS
Kimberly A. Ross
Senior Vice President and Chief Financial Officer

Date:	April 21, 2015	By:	/s/ ALAN J. KEIFER
Alan J. Keifer
Vice President and Controller