Form 10-Q
period 2015-09-30
BAKER HUGHES INC
filed 2015-10-21
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
YES ☐ NO ☑
As of October 15, 2015, the registrant has outstanding 436,086,675 shares of Common Stock, $1 par value per share.

Baker Hughes Incorporated

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Baker Hughes Incorporated
Consolidated Condensed Statements of Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2015	2014	2015	2014
Revenue:
Sales	$1,363	$2,013	$4,322	$5,845
Services	2,423	4,237	8,026	12,071
Total revenue	3,786	6,250	12,348	17,916
Costs and expenses:
Cost of sales	1,148	1,620	3,723	4,651
Cost of services	2,255	3,487	7,637	9,921
Research and engineering	115	159	377	461
Marketing, general and administrative	271	323	896	977
Restructuring charges	98	—	747	—
Litigation settlements	—	—	(13)	62
Total costs and expenses	3,887	5,589	13,367	16,072
Operating (loss) income	(101)	661	(1,019)	1,844
Interest expense, net	(55)	(59)	(162)	(175)
(Loss) income before income taxes	(156)	602	(1,181)	1,669
Income taxes	—	(233)	242	(605)
Net (loss) income	(156)	369	(939)	1,064
Net (income) loss attributable to noncontrolling interests	(3)	6	3	(8)
Net (loss) income attributable to Baker Hughes	$(159)	$375	$(936)	$1,056

Basic (loss) earnings per share attributable to Baker Hughes	$(0.36)	$0.86	$(2.13)	$2.42

Diluted (loss) earnings per share attributable to Baker Hughes	$(0.36)	$0.86	$(2.13)	$2.40

Cash dividends per share	$0.17	$0.17	$0.51	$0.47
See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Baker Hughes Incorporated
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Net (loss) income	$(156)	$369	$(939)	$1,064
Other comprehensive (loss) income:
Foreign currency translation adjustments during the period	(91)	(111)	(182)	(108)
Pension and other postretirement benefits, net of tax	5	4	6	(4)
Other comprehensive (loss) income	(86)	(107)	(176)	(112)
Comprehensive (loss) income	(242)	262	(1,115)	952
Comprehensive (income) loss attributable to noncontrolling interests	(3)	6	3	(8)
Comprehensive (loss) income attributable to Baker Hughes	$(245)	$268	$(1,112)	$944
See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Baker Hughes Incorporated
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions)	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,043	$1,740
Accounts receivable - less allowance for doubtful accounts (2015 - $366; 2014 - $224)	3,518	5,418
Inventories, net	3,262	4,074
Deferred income taxes	332	418
Other current assets	431	395
Total current assets	9,586	12,045
Property, plant and equipment - less accumulated depreciation (2015 - $8,721; 2014 - $8,215)	8,026	9,063
Goodwill	6,075	6,081
Intangible assets, net	729	812
Other assets	1,000	826
Total assets	$25,416	$28,827
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,480	$2,807
Short-term debt and current portion of long-term debt	156	220
Accrued employee compensation	795	782
Income taxes payable	50	265
Other accrued liabilities	437	563
Total current liabilities	2,918	4,637
Long-term debt	3,896	3,913
Deferred income taxes and other tax liabilities	324	740
Liabilities for pensions and other postretirement benefits	624	629
Other liabilities	149	178
Commitments and contingencies
Equity:
Common stock	436	434
Capital in excess of par value	7,192	7,062
Retained earnings	10,720	11,878
Accumulated other comprehensive loss	(925)	(749)
Treasury stock	(9)	—
Baker Hughes stockholders’ equity	17,414	18,625
Noncontrolling interests	91	105
Total equity	17,505	18,730
Total liabilities and equity	$25,416	$28,827
See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Baker Hughes Incorporated
Consolidated Condensed Statements of Changes in Equity
(Unaudited)

	Baker Hughes Stockholders' Equity
(In millions, except per share amounts)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2014	$434	$7,062	$11,878	$(749)	$—	$105	$18,730
Comprehensive loss:
Net loss			(936)			(3)	(939)
Other comprehensive loss				(176)			(176)
Activity related to stock plans	2	62			(9)		55
Stock-based compensation		92					92
Cash dividends ($0.51 per share)			(222)				(222)
Net activity related to noncontrolling interests		(24)				(11)	(35)
Balance at September 30, 2015	$436	$7,192	$10,720	$(925)	$(9)	$91	$17,505

	Baker Hughes Stockholders' Equity
(In millions, except per share amounts)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance at December 31, 2013	$438	$7,341	$10,438	$(504)	$199	$17,912
Comprehensive income:
Net income			1,056		8	1,064
Other comprehensive loss				(112)		(112)
Activity related to stock plans	4	134				138
Repurchase and retirement of common stock	(9)	(591)				(600)
Stock-based compensation		93				93
Cash dividends ($0.47 per share)			(205)			(205)
Net activity related to noncontrolling interests					(6)	(6)
Balance at September 30, 2014	$433	$6,977	$11,289	$(616)	$201	$18,284
See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Baker Hughes Incorporated
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2015	2014
Cash flows from operating activities:
Net (loss) income	$(939)	$1,064
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	1,326	1,346
Impairment of assets	265	—
Benefit for deferred income taxes	(359)	(99)
Provision for doubtful accounts	160	86
Other noncash items	(3)	(89)
Changes in operating assets and liabilities:
Accounts receivable	1,692	(572)
Inventories	764	(280)
Accounts payable	(1,289)	186
Income taxes payable	(263)	133
Other operating items, net	(89)	(21)
Net cash flows provided by operating activities	1,265	1,754
Cash flows from investing activities:
Expenditures for capital assets	(751)	(1,288)
Proceeds from disposal of assets	269	295
Acquisition of businesses, net of cash acquired	—	(313)
Other investing items, net	(231)	—
Net cash flows used in investing activities	(713)	(1,306)
Cash flows from financing activities:
Net (repayments) proceeds of short-term debt and other borrowings	(38)	51
Repurchase of common stock	—	(600)
Dividends paid	(222)	(205)
Other financing items, net	21	120
Net cash flows used in financing activities	(239)	(634)
Effect of foreign exchange rate changes on cash and cash equivalents	(10)	(4)
Increase (decrease) in cash and cash equivalents	303	(190)
Cash and cash equivalents, beginning of period	1,740	1,399
Cash and cash equivalents, end of period	$2,043	$1,209
Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$395	$571
Interest paid	$192	$199
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$52	$123
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

New Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The pronouncement is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and is to be applied retrospectively. Early adoption is permitted. We have not completed an evaluation of the impact the pronouncement will have on our consolidated financial statements and related disclosures.

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

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

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

As mentioned in the paragraph above, under the HSR Act and the rules promulgated thereunder by the Federal Trade Commission (the “FTC”), the Merger cannot be completed until each of Halliburton and Baker Hughes has filed a notification and report form with the FTC and the Antitrust Division of the Department of Justice (the “DOJ”) under the HSR Act and the applicable waiting period has expired or been terminated. Each of Halliburton and Baker Hughes filed an initial notification and report form on December 8, 2014. Halliburton withdrew its filing on January 7, 2015 and refiled on January 9, 2015 in order to provide the FTC and the DOJ with an additional 30-day period to review the filings. On February 9, 2015, the DOJ issued a request for additional information under the HSR Act (the “Second Request”). On July 10, 2015, Halliburton and Baker Hughes entered into a timing agreement with the DOJ pursuant to which both companies agreed to extend the period for the DOJ's review of the Merger to the later of November 25, 2015 or 90 days after both companies have certified substantial compliance with the Second Request. On September 28, 2015, Halliburton and Baker Hughes announced an amendment to the timing agreement which extended the period for the DOJ's review of the Merger by three weeks, to the later of December 15, 2015 or 30 days following the date on which both companies have certified final, substantial compliance with the Second Request. In light of the timing agreement, Halliburton and Baker Hughes have agreed to extend the time period for closing of the acquisition pursuant to the Merger Agreement to no later than December 16, 2015. The Merger Agreement also provides that the closing can be extended into 2016, if necessary. Baker Hughes cannot predict with certainty when, or if, the Merger will be completed because completion of the Merger is subject to conditions beyond the control of Baker Hughes.

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

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

antitrust-related condition to closing is incapable of being satisfied, then, in each case, Halliburton would be required to pay Baker Hughes a termination fee of $3.5 billion.

Baker Hughes incurred costs related to the Merger of $93 million and $204 million for the three and nine months ended September 30, 2015, respectively, including costs under our retention program and obligations for minimum incentive compensation costs which, based on meeting eligibility criteria in April, have been treated as merger related expenses.

NOTE 3. RESTRUCTURING AND OTHER CHARGES
Beginning in the second half of 2014 and throughout 2015, the oil and natural gas market experienced a significant over supply of capacity leading to a substantial and rapid decline in oil prices resulting in significantly lower activity in 2015. Accordingly, to adjust to the lower level of activity, we regularly assess our overall operations and have taken actions to restructure and adjust our operations and cost structure to reflect current and expected near-term activity levels. Depending on future market conditions and activity levels, further actions may be necessary to adjust our operations which may result in additional charges.
During the three and nine months ended September 30, 2015, we recorded restructuring charges as summarized below:

	Three Months Ended	Nine Months Ended
Restructuring Charges	September 30, 2015	September 30, 2015
Workforce reductions	$108	$416
Contract terminations	—	83
Impairment of buildings and improvements	—	82
Impairment of machinery and equipment	(10)	166
Total restructuring charges	$98	$747

Workforce reduction costs: During the first nine months of 2015, we initiated workforce reductions that will result in the elimination of approximately 16,700 positions worldwide. As of September 30, 2015, we have eliminated approximately 13,100 positions. As a result of these workforce reductions, we recorded a charge for severance expense of $416 million for the first nine months of 2015. As of September 30, 2015, we have made payments totaling $282 million relating to workforce reductions. We expect that substantially all of the accrued severance remaining will be paid by the middle of 2016.
Contract termination costs: During the first nine months of 2015, we incurred costs of $83 million for various contracts being terminated, primarily in North America. This includes the accrual for costs to settle leases on closed facilities and certain equipment, and other estimated exit costs, and is net of expected sublease income. We also incurred costs to terminate a take-or-pay supply contract related to the purchase of materials used in our pressure pumping operations in North America, including the write-off of $14 million of prepayments made in 2014. As of September 30, 2015, we have made payments totaling $56 million relating to contract termination costs.
Impairment of buildings and improvements: We are consolidating facilities and shutting down certain operations and as a result are closing and abandoning or selling certain facilities, both owned and leased. During the first nine months of 2015, we recognized $82 million of impairment charges related to facilities primarily in North America and Latin America. For leased facilities, this charge includes the impairment of the leasehold improvements made to those facilities.
Impairment of machinery and equipment: We are exiting or substantially downsizing our presence in select markets primarily in our pressure pumping product line in North America and Latin America. During the first nine months of 2015, we recognized $166 million of impairment losses to adjust the carrying value of certain machinery and equipment to its fair value, net of costs to dispose. We are currently in the process of disposing of this machinery and equipment through sale or scrap and during the third quarter of 2015, we realized related net gains of $10 million on sales.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

Other Charges
In addition to the matters described above, during the first nine months of 2015, we also recorded charges of $194 million, of which $37 million is reported in cost of sales and $157 million is reported in cost of services, to write-down the carrying value of certain inventory. The write-down, primarily in North America, includes lower of cost or market adjustments due to the significant decline in activity and related prices for our products coupled with declines in replacement costs. In addition, the adjustments include provisions for excess inventory levels based on estimates of current and future market demand. The product lines impacted are primarily pressure pumping and drilling and completion fluids.

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

Summarized financial information is shown in the following tables:

	Three Months Ended		Three Months Ended
	September 30, 2015		September 30, 2014
Segments	Revenue	Profit (Loss) Before Taxes	Revenue	Profit (Loss) Before Taxes
North America	$1,368	$(169)	$3,155	$380
Latin America	439	48	571	71
Europe/Africa/Russia Caspian	791	90	1,114	91
Middle East/Asia Pacific	849	69	1,077	155
Industrial Services	339	40	333	35
Total Operations	3,786	78	6,250	732
Corporate and other	—	(81)	—	(71)
Interest expense, net	—	(55)	—	(59)
Restructuring charges	—	(98)	—	—
Total	$3,786	$(156)	$6,250	$602

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

	Nine Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2014
Segments	Revenue	Profit (Loss) Before Taxes	Revenue	Profit (Loss) Before Taxes
North America	$4,872	$(545)	$8,774	$978
Latin America	1,371	122	1,645	172
Europe/Africa/Russia Caspian	2,555	117	3,269	421
Middle East/Asia Pacific	2,621	182	3,241	448
Industrial Services	929	79	987	96
Total Operations	12,348	(45)	17,916	2,115
Corporate and other	—	(240)	—	(209)
Interest expense, net	—	(162)	—	(175)
Restructuring charges	—	(747)	—	—
Litigation settlements	—	13	—	(62)
Total	$12,348	$(1,181)	$17,916	$1,669

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
We reported zero income tax expense or benefit for the three months ended September 30, 2015, and an income tax benefit of $242 million for the nine months ended September 30, 2015. Our effective tax rate on the loss before income taxes for the three and nine months ended September 30, 2015 was 0.0% and 20.5%, respectively. The effective tax rate for the three months ended September 30, 2015 is lower than the U.S. statutory income tax rate of 35% primarily due to $98 million of restructuring charges with only partial or no tax-benefit in certain jurisdictions, the geographical mix of profits and losses, and higher withholding taxes, partially offset by adjustments to prior years' tax positions. The total tax benefit associated with the restructuring charges and inventory write-downs for the three and nine months ended September 30, 2015 was $28 million and $263 million, respectively.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

NOTE 7. EARNINGS PER SHARE

A reconciliation of the number of shares used for the basic and diluted (loss) earnings per share (“EPS”) computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average common shares outstanding for basic EPS	439	436	438	437
Adjustment for effect of dilutive securities - stock plans	—	2	—	3
Weighted average common shares outstanding for diluted EPS	439	438	438	440

Anti-dilutive shares excluded from diluted EPS (1)	1	—	2	—
Future potentially dilutive shares excluded from diluted EPS (2)	3	2	3	2

(1)
The calculation of diluted net loss per share for both the three and nine months ended September 30, 2015, excludes shares potentially issuable under stock-based incentive compensation plans and the employee stock purchase plan, as their effect, if included, would have been anti-dilutive.

(2)	Options where the exercise price exceeds the average market price are excluded from the calculation of diluted net loss or earnings per share because their effect would be anti-dilutive.

NOTE 8. INVENTORIES

Inventories, net of reserves of $351 million at September 30, 2015 and $319 million at December 31, 2014, are comprised of the following:

	September 30, 2015	December 31, 2014
Finished goods	$2,928	$3,644
Work in process	188	227
Raw materials	146	203
Total inventories	$3,262	$4,074

NOTE 9. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Less: Accumulated Amortization	Net	Gross Carrying Amount	Less: Accumulated Amortization	Net
Technology	$872	$438	$434	$870	$393	$477
Customer relationships	487	221	266	488	191	297
Trade names	119	95	24	120	92	28
Other	18	13	5	23	13	10
Total intangible assets	$1,496	$767	$729	$1,501	$689	$812

Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from 3 to 30 years. Amortization expense included in the net loss for the three and nine months ended September 30, 2015 was $26 million and $77 million, respectively, as compared to $26 million and $79 million reported in 2014 for the same periods.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

Amortization expense of these intangibles over the remainder of 2015 and for each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
Remainder of 2015	$26
2016	101
2017	98
2018	92
2019	88
2020	78

NOTE 10. FINANCIAL INSTRUMENTS

Our financial instruments include cash and cash equivalents, accounts receivable, investments, accounts payable, debt and foreign currency forward contracts. Except as described below, the estimated fair value of such financial instruments at September 30, 2015 and December 31, 2014 approximates their carrying value as reflected in our unaudited consolidated condensed balance sheets.

The estimated fair value of total debt at September 30, 2015 and December 31, 2014 was $4,403 million and $4,663 million, respectively, which differs from the carrying amounts of $4,052 million and $4,133 million, respectively, included in our unaudited consolidated condensed balance sheets. The fair value was determined using quoted period-end market prices.

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

The components of net periodic cost (benefit) are as follows for the three months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014	2015	2014
Service cost	$15	$17	$4	$3	$1	$1
Interest cost	6	7	7	8	1	1
Expected return on plan assets	(12)	(11)	(12)	(9)	—	—
Amortization of prior service credit	—	—	—	—	(2)	(2)
Amortization of net actuarial loss	3	2	2	1	—	1
Curtailment gain	—	—	—	—	(2)	—
Other	8	—	—	—	—	—
Net periodic cost (benefit)	$20	$15	$1	$3	$(2)	$1

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

The components of net periodic cost (benefit) are as follows for the nine months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014	2015	2014
Service cost	$49	$52	$12	$10	$3	$4
Interest cost	20	21	23	26	3	4
Expected return on plan assets	(37)	(33)	(36)	(29)	—	—
Amortization of prior service credit	—	—	—	—	(8)	(5)
Amortization of net actuarial loss	7	6	4	3	2	2
Curtailment gain	—	—	—	—	(11)	—
Other	8	—	—	—	—	(3)
Net periodic cost (benefit)	$47	$46	$3	$10	$(11)	$2
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
On October 9, 2014, our subsidiary filed a Request for Arbitration against a customer before the London Court of International Arbitration, pursuing claims for the non-payment of invoices for goods and services provided in an amount provisionally quantified to exceed $67.9 million. In our Request for Arbitration, we also noted that invoices in an amount exceeding $57 million had been issued to the customer, and would be added to the claim in the event that they became overdue. The due date for payment of all of these invoices has now passed. On November 6, 2014, the customer filed its Response and Counterclaim, denying liability and counterclaiming damages for breach of contract of approximately $182 million. We deny any liability to the customer and intend to pursue our claims against the customer and defend the claims made under the counterclaim. The Parties have agreed to a suspension in the arbitral proceedings to October 31, 2015, pending ongoing settlement discussions. No timetable for the conduct of the arbitration has yet been established.
During 2014, we received customer notifications related to a possible equipment failure in a natural gas storage system in Northern Germany, which includes certain of our products. We are currently investigating the cause of the possible failure and, if necessary, possible repair and replacement options for our products. Similar products were utilized in other natural gas storage systems for this and other customers. The customer initiated arbitral proceedings against us on June 19, 2015, under the rules of the German Institute of Arbitration e.V. (DIS). The customer alleges damages of approximately $170 million plus interest at an annual rate of prime + 5%. A procedural schedule for the arbitration has not yet been set. In addition, on September 21, 2015, TRIUVA Kapitalverwaltungsgesellschaft mbH filed a lawsuit in the United States District Court for the Southern District of Texas, Houston Division against the Company and Baker Hughes Oilfield Operations, Inc. alleging that the plaintiff is the owner of gas storage caverns in Etzel, Germany in which the Company provided certain equipment in connection with the development of the gas storage caverns. The plaintiff further alleges that the Company supplied equipment that was either defectively designed or failed to warn of risks that the equipment posed, and that these alleged defects caused damage to the plaintiff’s property. The plaintiff seeks recovery of alleged compensatory and punitive damages of an unspecified amount, in addition to reasonable attorneys’ fees, court

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

costs and pre-judgment and post-judgment interest. The allegations in this lawsuit are related to the claims made in the June 19, 2015 German arbitration referenced above. At this time, we are not able to predict the outcome of these claims or whether either will have any material impact on our financial position, results of operations or cash flows.
On August 31, 2015, a customer of one of the Company’s subsidiaries issued a Letter of Claim pursuant to a Construction and Engineering Contract. The customer has claimed $369 million plus loss of production resulting from a breach of contract related to five electric submersible pumps installed by the subsidiary in Europe. Investigation is ongoing as to the merits of the claim. At this time, we are not able to predict the outcome of this claim or whether it will have a material impact on our financial position, results of operations or cash flows.
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

OTHER

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees, which totaled approximately $1.2 billion at September 30, 2015. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our financial position, results of operations or cash flows.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Pensions and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(246)	$(503)	$(749)
Other comprehensive income (loss) before reclassifications	9	(182)	(173)
Amounts reclassified from accumulated other comprehensive loss	(6)	—	(6)
Deferred taxes	3	—	3
Balance at September 30, 2015	$(240)	$(685)	$(925)

	Pensions and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(217)	$(287)	$(504)
Other comprehensive (loss) income before reclassifications	(5)	(108)	(113)
Amounts reclassified from accumulated other comprehensive loss	3	—	3
Deferred taxes	(2)	—	(2)
Balance at September 30, 2014	$(221)	$(395)	$(616)

The amounts reclassified from accumulated other comprehensive loss during the nine months ended September 30, 2015 and 2014 represent the amortization of prior service credit, net actuarial loss, curtailment gain and certain other items which are included in the computation of net periodic cost (benefit). See Note 11. Employee Benefit Plans for additional details. Net periodic cost (benefit) is recorded in cost of sales and services, research and engineering, and marketing, general and administrative expenses.

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
EXECUTIVE SUMMARY

Baker Hughes is a leading supplier of oilfield services, products, technology and systems to the worldwide oil and natural gas industry, referred to as our oilfield operations. We manage our oilfield operations through four geographic segments consisting of North America, Latin America, Europe/Africa/Russia Caspian (“EARC”), and Middle East/Asia Pacific (“MEAP”). Our Industrial Services businesses are reported in a fifth segment. As of September 30, 2015, Baker Hughes had approximately 46,000 employees compared to approximately 62,000 employees as of December 31, 2014.
Within our oilfield operations, the primary driver of our businesses is our customers’ capital and operating expenditures dedicated to oil and natural gas exploration, field development and production. The main products and services provided by oilfield operations fall into one of two categories, Drilling and Evaluation or Completion and Production. This classification is based on the two major phases of constructing an oil and/or natural gas well, the drilling phase and the completion phase, and how our products and services are utilized in each phase. We also provide products and services to the downstream chemicals industry, and process and pipeline services, referred to as Industrial Services.
Beginning in the second half of 2014 and throughout 2015, the oil and natural gas market experienced a significant over supply of capacity, leading to a substantial and rapid decline in oil and natural gas prices that resulted in significantly lower activity in 2015. The decline in activity has occurred throughout the world but most notably in North America where the rig count has declined 43% in the first nine months of 2015 compared to the same period in 2014. As a result of these changes in market conditions and the significant decrease in activity and customer spending, we have experienced a decline in demand for our products and services.

Financial Results

For the third quarter of 2015, we generated revenue of $3.79 billion, a decrease of $2.46 billion, or 39%, compared to the third quarter of 2014, consistent with the 40% drop in the worldwide rig count. In the first nine months of 2015, revenue totaled $12.35 billion, a decline of $5.57 billion, or 31%, compared to the same period a year ago, in line with the 31% drop in the worldwide rig count over the same time frame. All geographic segments experienced revenue declines in the third quarter and the first nine months of 2015 due primarily to the downturn in the oil and natural gas market. These conditions resulted in reduced activity, an oversupply of equipment and an unfavorable pricing environment. Revenue was also negatively impacted by an unfavorable change in exchange rates of several currencies relative to the U.S. Dollar, predominately in the EARC segment. North America, driven by the drop in the North America onshore rig count, was the largest contributor to the year over year revenue decline.

Net loss attributable to Baker Hughes was $159 million and $936 million for the third quarter and first nine months of 2015, respectively, compared to net income attributable to Baker Hughes of $375 million and $1.06 billion for the third quarter and first nine months of 2014, respectively. Loss before tax was $156 million and $1.18 billion for the third quarter and first nine months of 2015, respectively, compared to income before tax of $602 million and $1.67 billion for the third quarter and first nine months of 2014, respectively.

Even though the severity of the revenue decline has compressed our margins, we have lessened the impact by taking actions to reduce costs and adjust our operational cost structure to reflect current and expected near-term activity levels. These restructuring activities included workforce reductions, contract terminations, facility closures and the removal of excess machinery and equipment which resulted in asset impairments. As a result of these restructuring activities, in the first quarter of 2015, we recorded charges totaling $573 million. In the second and third quarters of 2015, we recorded additional restructuring charges of $76 million and $98 million, respectively, related primarily to workforce reductions. These charges have been excluded from the results of our operating segments. Additionally, we incurred costs of $171 million and $23 million in the first and second quarters of 2015, respectively, to write-down the carrying value of certain inventory. These amounts are included in the results of our operating segments.
Halliburton Merger Agreement
On November 16, 2014, Baker Hughes and Halliburton Company (“Halliburton”) entered into a definitive agreement and plan of merger (the "Merger Agreement") under which Halliburton will acquire all of the outstanding shares of Baker Hughes in a stock and cash transaction, referred to as the "Merger". Under the terms of the agreement and subject to certain specified exceptions, at the effective time of the merger, each share of common stock of Baker Hughes will be converted into the right to receive 1.12 Halliburton shares plus $19.00 in cash. On March 27, 2015, Halliburton's stockholders approved the proposal to issue shares of Halliburton common stock as contemplated by the Merger Agreement. In addition, Baker Hughes’ stockholders adopted the Merger Agreement and thereby approved the proposed combination of the two companies. The transaction is still subject to regulatory approvals and customary closing conditions. Halliburton and Baker Hughes have agreed to extend the time period for closing of the transaction pursuant to the Merger Agreement to no later than December 16, 2015. The Merger Agreement also provides that the closing can be extended into 2016, if necessary. Baker Hughes cannot predict with certainty when, or if, the Merger will be completed because completion of the Merger is subject to conditions beyond the control of Baker Hughes. For further information about the Merger, see Note 2. “Halliburton Merger Agreement” of the Notes to Unaudited Consolidated Condensed Financial Statements in Item 1 herein.
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
Since 2014, the oil market has experienced an excess of supply as a result of sustained high output from tight oil plays in North America, a slowdown in demand from key consumer regions such as Europe and East Asia and the Organization of the Petroleum Exporting Countries (“OPEC”) position since late November to not cut production. This market imbalance resulted in a rapid decline in oil prices, with both Brent and West Texas Intermediate prices dropping to near six-year lows in mid-March of 2015 and 60% below 2014 peak highs, which ultimately led to a significant decrease in activity and customer spending. Throughout 2015, both Brent and West Texas Intermediate prices have experienced significant volatility, driven by reports of estimated supply and demand.
In North America, in response to lower oil prices, activity levels began to decline in late December 2014 and as of September 30, 2015, the U.S. rig count had fallen approximately 1,000 rigs, or 54%, compared to the 2014 year-end rig count; and the Canadian rig count had fallen by more than 80 rigs, or 31%, over the same period. Near the end of the third quarter of 2015, we began to see another downward trend in the North America rig count as further oil price declines, combined with the upcoming lending redetermination season, have driven our customers to make additional spending reductions.
As we enter the fourth quarter of 2015, our visibility remains limited. We do expect activity reductions and pricing pressures across the globe for the remainder of the year as our customers continue to adapt their spending to the weaker oil price environment and prepare for lower activity into 2016. In North America, we expect activity to decline likely accelerating towards the end of the year as operators ramp down for an extended holiday period. Internationally, seasonal year-end product sales are not expected to offset the anticipated decline in activity.

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

Oil and Natural Gas Prices

Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Brent oil price ($/Bbl) (1)	$50.17	$102.16	$55.36	$106.58
WTI oil price ($/Bbl) (2)	46.48	97.70	50.94	99.81
Natural gas price ($/mmBtu) (3)	2.75	3.94	2.78	4.55

(1)	Bloomberg Dated Brent (“Brent”) Oil Spot Price per Barrel

(2)	Bloomberg West Texas Intermediate (“WTI”) Cushing Crude Oil Spot Price per Barrel

(3)	Bloomberg Henry Hub Natural Gas Spot Price per million British Thermal Unit
In North America, customer spending is highly driven by WTI oil prices, which fluctuated widely during the third quarter of 2015. At the beginning of the quarter, WTI oil prices continued their downward trend started in June 2015, which resulted from reports of surplus supplies in the U.S. and concerns about weaker demand from China. The decline of WTI oil prices accelerated in the third quarter of 2015, falling 33% from a high of $56.96/Bbl at the beginning of July to a low of $38.09/Bbl in late August, before rebounding slightly to $45.09/Bbl to finish the quarter. This rise in price in September of 2015 was in response to lower estimates of U.S. oil production and increased estimates of global demand, particularly from China.
Outside North America, customer spending is most heavily influenced by Brent oil prices, which, similar to WTI prices, fluctuated throughout the quarter, decreasing from a high of $60.88/Bbl at the start of the quarter to a low of $40.74/Bbl in late August 2015, and bouncing back slightly to $47.13/Bbl at the end of the quarter. Weaker oil prices were driven by the same factors as WTI.
Overall, Brent and WTI oil prices in the third quarter of 2015 averaged 52% lower than the prior year, stemming from heightened concerns of a long term global oversupply imbalance as U.S. production has proven to be more resilient than expected to the impact of reduced drilling activity.
In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, averaged $2.75/mmBtu in the third quarter of 2015. Compared to the prior year, natural gas prices have decreased 30%. Despite an increase in the natural gas demand forecast for 2015, driven primarily by increase in natural gas use in the power sector, overall supply growth and abundant inventories have led to lower prices in 2015 compared to 2014. According to the U.S. Department of Energy (“DOE”), working natural gas in storage at the end of the third quarter of 2015 was 3,538 Bcf, which is 4% higher than the previous five-year (2010-2014) average, and 10%, or 333 Bcf, above the corresponding week in 2014.

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

The rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
U.S. - land and inland waters	833	1,842	(55%)	1,021	1,787	(43%)
U.S. - offshore	32	61	(48%)	38	58	(34%)
Canada	190	386	(51%)	200	370	(46%)
North America	1,055	2,289	(54%)	1,259	2,215	(43%)
Latin America	318	406	(22%)	331	403	(18%)
North Sea	37	35	6%	39	39	—%
Continental Europe	72	113	(36%)	80	105	(24%)
Africa	95	126	(25%)	111	134	(17%)
Middle East	393	411	(4%)	403	409	(1%)
Asia Pacific	217	256	(15%)	224	254	(12%)
Outside North America	1,132	1,347	(16%)	1,188	1,344	(12%)
Worldwide	2,187	3,636	(40%)	2,447	3,559	(31%)

The rig count in North America decreased 54% in the third quarter of 2015 compared to the same period a year ago, as a consequence of reduced spending from our customers as they adapt to a lower oil price environment. The reduction in North America rig activity compared to the prior year is mainly attributable to oil-directed drilling, which experienced a 59% decline in rig counts as the steep drop in oil prices over the last year resulted in a reduction in exploration and production spending. The natural gas-directed rig count experienced a 37% decrease compared to the same period a year ago as a result of lower natural gas prices. In the U.S., natural gas prices remain below levels that are considered to be economic for new investments in many natural gas fields. In Canada, the reduction in the natural gas-directed rig count was primarily related to lower drilling activity levels in condensate rich zones in Alberta to service oil sands.

Outside North America, the rig count in the third quarter of 2015 decreased 16% compared to the same period a year ago. In Latin America, the rig count declined 22% as a consequence of reduced drilling activity throughout the region, but most notably in Mexico, Colombia, and Ecuador. In Europe, the rig count in the North Sea increased 6%, primarily due to an increase in offshore drilling activity in Norway, while in Continental Europe the rig count declined by 36% driven by lower onshore drilling activity primarily in Turkey, Albania, Romania and France. In Africa, the rig count decreased 25% primarily due to reduced onshore drilling activity in Libya, Chad and Nigeria, and lower offshore drilling activity in Angola; partially offset by an increase in onshore drilling in Algeria. The rig count decreased 4% in the Middle East due to lower drilling activity in Iraq and Egypt, partially offset by higher rig activity in Saudi Arabia, Abu Dhabi, Oman and Pakistan. In Asia Pacific, the rig count declined 15% as a result of reduced drilling activity in India, Indonesia, China, Australia, and New Zealand.

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

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2015	2014			2015	2014
Revenue:
North America	$1,368	$3,155	$(1,787)	(57%)	$4,872	$8,774	$(3,902)	(44%)
Latin America	439	571	(132)	(23%)	1,371	1,645	(274)	(17%)
Europe/Africa/Russia Caspian	791	1,114	(323)	(29%)	2,555	3,269	(714)	(22%)
Middle East/Asia Pacific	849	1,077	(228)	(21%)	2,621	3,241	(620)	(19%)
Industrial Services	339	333	6	2%	929	987	(58)	(6%)
Total	$3,786	$6,250	$(2,464)	(39%)	$12,348	$17,916	$(5,568)	(31%)

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2015	2014			2015	2014
Profit (Loss) Before Taxes:
North America	$(169)	$380	$(549)	(144%)	$(545)	$978	$(1,523)	(156%)
Latin America	48	71	(23)	(32%)	122	172	(50)	(29%)
Europe/Africa/Russia Caspian	90	91	(1)	(1%)	117	421	(304)	(72%)
Middle East/Asia Pacific	69	155	(86)	(55%)	182	448	(266)	(59%)
Industrial Services	40	35	5	14%	79	96	(17)	(18%)
Total Operations	78	732	(654)	(89%)	(45)	2,115	(2,160)	(102%)
Corporate and other	(81)	(71)	(10)	14%	(240)	(209)	(31)	15%
Interest expense, net	(55)	(59)	4	(7%)	(162)	(175)	13	(7%)
Restructuring charges	(98)	—	(98)	N/M	(747)	—	(747)	N/M
Litigation settlements	—	—	—	—%	13	(62)	75	N/M
Total	$(156)	$602	$(758)	(126%)	$(1,181)	$1,669	$(2,850)	(171%)

“N/M” represents not meaningful.

Third Quarter of 2015 Compared to the Third Quarter of 2014

North America

North America revenue decreased $1.79 billion, or 57%, in the third quarter of 2015 compared to the third quarter of 2014 consistent with the 54% decline in the rig count. The drop in revenue is primarily attributable to the reduction in customer spending, which has resulted in a steep decline in activity, primarily in onshore and shallow water markets, and an unfavorable pricing environment. All product lines have been unfavorably impacted by the drop in activity, with production chemicals and deepwater operations showing the most resilience. In the Gulf of Mexico, deepwater activity delays from seasonal ocean currents did not impact our operations to the same extent as the prior year.

North America loss before tax was $169 million in the third quarter of 2015 compared to profit before tax of $380 million in the third quarter of 2014. Margins were negatively impacted by the sharp reduction in activity and an increasingly unfavorable pricing environment. Actions taken in the first three quarters of 2015 to reduce our workforce, close and consolidate facilities and improve commercial terms with vendors, resulted in lower operating costs. Despite these actions to restructure our North American operations to operate in a lower activity environment, the speed of the revenue decline outpaced the benefits of cost saving initiatives.

Latin America

Latin America revenue decreased $132 million, or 23%, in the third quarter of 2015 compared to the third quarter of 2014. Revenue declined largely as a result of activity reductions across the region, predominately in the Andean area where the rig count has declined 46%. Revenue was also negatively impacted by the unfavorable change in foreign exchange rates, primarily in Brazil.

Latin America profit before tax was $48 million in the third quarter of 2015, a decrease of $23 million compared to the third quarter of 2014. The reduction in profitability as a result of lower activity was partially offset by improvements made to our operational cost structure.

Europe/Africa/Russia Caspian

EARC revenue decreased $323 million, or 29%, in the third quarter of 2015 compared to the third quarter of 2014. The decrease can be attributed predominately to activity reductions in Africa and Continental Europe, as reflected in the 30% rig count decline for these areas; the unfavorable change in exchange rates of several currencies across the region relative to the U.S. Dollar, which resulted in a reduction in revenue of approximately $110 million; and unfavorable pricing across the region. The deconsolidation of a joint venture in North Africa late last year also contributed to the decline.

EARC profit before tax was $90 million in the third quarter of 2015 compared to $91 million in the third quarter of 2014. Profitability was impacted by lower activity levels, pricing deterioration and approximately $43 million associated with the unfavorable change in exchange rates, which were partially offset by the savings resulting from recent cost reduction measures. Also, the third quarter of 2014 included a $58 million charge associated with the restructuring of our operations in North Africa, and impairment of certain assets, that did not repeat in the third quarter of 2015.

Middle East/Asia Pacific

MEAP revenue decreased $228 million, or 21%, in the third quarter of 2015 compared to the third quarter of 2014. The decline in revenue was driven primarily by lower activity throughout Asia Pacific, as reflected in the 15% drop in the rig count, and in the Middle East mainly as a result of a reduction of our integrated operations in Iraq. Revenue was also impacted by unfavorable pricing in certain markets across the region. Share gains in the Middle East slightly offset the activity and pricing declines.

MEAP profit before tax was $69 million, a decrease of $86 million, or 55%, in the third quarter of 2015 compared to the third quarter of 2014. The reduction in profitability was attributed largely to lower activity levels and unfavorable pricing. The current quarter also includes charges related to our integrated operations in Iraq. These reductions were partially offset by the benefit of the recent cost-saving actions.

Industrial Services

For Industrial Services, revenue increased $6 million and profit before tax increased $5 million in the third quarter of 2015 compared to the third quarter of 2014. The increase in revenue was attributed to the acquisition of a pipeline services business late in the third quarter of 2014, partially offset by reduced activity. Revenue was also impacted by unfavorable changes in foreign exchange rates. The improvement in profitability can be largely associated with increased revenue and savings from recent cost reduction measures.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenue for the nine months ended September 30, 2015 decreased $5.57 billion, or 31%, compared to the nine months ended September 30, 2014. Revenue decreased in all geographic segments, with the steepest drop seen in North America where the average rig count declined 43% for the first nine months of 2015 compared to the same period a year ago. Reduced activity, unfavorable pricing and foreign exchange rates negatively impacted our revenue from foreign operations.

Loss before tax for the nine months ended September 30, 2015 was $1.18 billion, compared to profit before tax of $1.67 billion for the same period a year ago, which included $747 million of restructuring charges. In North America, profitability was negatively impacted by the sharp reduction in activity and an increasingly unfavorable pricing environment. In addition, we recorded $194 million in charges to write down the carrying value of certain inventory. In Latin America, the decline in 2015 compared to 2014 has been tempered as improvements in our operational cost structure offset the impact of declines in revenue. Profits in our EARC and MEAP segments were negatively impacted by lower activity levels and pricing deterioration. In addition, in EARC the unfavorable change in exchange rates reduced profitability. Actions taken across all segments to reduce our workforce, close and consolidate facilities and improve commercial terms with vendors partially offset these unfavorable market conditions.

Costs and Expenses

The table below details certain unaudited consolidated condensed statement of income data and as a percentage of revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	$	%	$	%	$	%	$	%
Revenue	$3,786	100%	$6,250	100%	$12,348	100%	$17,916	100%
Cost of revenue	3,403	90%	5,107	82%	11,360	92%	14,572	81%
Research and engineering	115	3%	159	3%	377	3%	461	3%
Marketing, general and administrative	271	7%	323	5%	896	7%	977	5%

Cost of Revenue

Cost of revenue as a percentage of revenue was 90% and 92% for the three and nine months ended September 30, 2015, respectively, and 82% and 81% for the three and nine months ended September 30, 2014, respectively. Despite actions to restructure our global operations to operate in a lower price and activity environment, the decline in revenue has outpaced the benefit of cost saving measures. Additionally, the product lines most significantly impacted by the downturn in rig activity are also the most capital-intensive. Accordingly, the fixed costs associated with those product lines lessened the positive impact of our cost reduction efforts in 2015. Cost of revenue for the first nine months of 2015 was also negatively impacted by a charge of $194 million to adjust the carrying value of certain inventory due to the market decline, and $59 million of expenses related to the Merger, of which $28 million was recorded in the third quarter of 2015.

Research and Engineering

Research and engineering expenses declined by $44 million and $84 million for the three and nine months ended September 30, 2015, respectively, compared to the prior year, yet remained relatively flat as a percentage of revenue. The reduction in research and engineering expense was driven by cost reduction measures, partially offset by $11 million of expenses related to the Merger, of which $5 million was recorded in the third quarter of 2015.

Marketing, General and Administrative

Marketing, general and administrative (“MG&A”) expenses declined by $52 million and $81 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods a year ago. Included in MG&A expenses for the three and nine months ended September 30, 2015, are costs of $60 million and $134 million, respectively, related to the Merger, which were more than offset by cost reduction measures.

Restructuring Charges

During the three months ended September 30, 2015, we recorded a restructuring charge of $98 million, bringing our year-to-date total restructuring charge to $747 million. The charge in the third quarter of 2015 was primarily related to additional workforce reductions. The year-to-date restructuring charge consists of $416 million for workforce reduction costs, $83 million for contract termination costs and $248 million for asset impairments related to excess machinery and equipment and facilities. Total cash paid during the nine months ended September 30, 2015 related to these charges was $338 million. For further discussion of these restructuring charges, see Note 3. “Restructuring and Other Charges” of the Notes to Unaudited Consolidated Condensed Financial Statements in Item 1 of Part 1 herein.

The reduction in costs from eliminating depreciation and reduced employee expenses in the three months and nine months ended September 30, 2015 is approximately $222 million and $423 million, respectively, and is expected to be approximately $254 million for the fourth quarter of 2015 and more than $1.31 billion on an annualized basis.

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

Income Taxes

We reported zero income tax expense or benefit for the three months ended September 30, 2015, and an income tax benefit of $242 million for the nine months ended September 30, 2015. Our effective tax rate on the loss before income taxes for the three and nine months ended September 30, 2015 was 0.0% and 20.5%, respectively. The effective tax rate for the three months ended September 30, 2015 is lower than the U.S. statutory income tax rate of 35% primarily due to $98 million of restructuring charges with only partial or no tax-benefit in certain jurisdictions, the geographical mix of profits and losses, and higher withholding taxes, partially offset by adjustments to prior years’ tax positions. The total tax benefit associated with the restructuring and inventory write-downs for the three and nine months ended September 30, 2015 was $28 million and $263 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility in order to fund the requirements of our business. At September 30, 2015, we had cash and cash equivalents of $2.04 billion, of which approximately $1.68 billion was held by foreign subsidiaries. This compares to $1.74 billion of cash and cash equivalents held at December 31, 2014, of which approximately $1.31 billion was held by foreign affiliates. A substantial portion of the cash held by foreign subsidiaries at September 30, 2015 was reinvested in our international operations as our intent is to use this cash to, among other things, fund the operations of our foreign subsidiaries. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds based on applicable U.S. tax rates net of foreign tax credits. We have a committed revolving credit facility (“credit facility”) with commercial banks and a related commercial paper program under which the maximum combined borrowing at any time under both the credit facility and the commercial paper program is $2.50 billion. At September 30, 2015, we had no commercial paper outstanding; therefore, the amount available for borrowing under the credit facility as of September 30, 2015 was $2.50 billion. We believe that cash on hand, cash flows generated from operations and the available credit facility, including the issuance of commercial paper, will provide sufficient liquidity to manage our global cash needs. In the nine months ended September 30, 2015, we used cash to fund a variety of activities including certain working capital needs and restructuring costs, capital expenditures, and the payment of dividends.

Cash Flows

Cash flows provided by (used in) each type of activity were as follows for the nine months ended September 30:

(In millions)	2015	2014
Operating activities	$1,265	$1,754
Investing activities	(713)	(1,306)
Financing activities	(239)	(634)

Operating Activities

Cash flows from operating activities provided cash of $1.27 billion in the nine months ended September 30, 2015, driven primarily by changes in working capital (receivables, inventories, accounts payable), which declined due to lower activity in the nine months ended September 30, 2015, resulting in net operating cash flows of $1.17 billion. Included in our cash flows from operating activities are payments of $338 million made for employee severance and contract termination costs as a result of our restructuring activities initiated in 2015.

Investing Activities

Our principal recurring investing activity is the funding of capital expenditures to ensure that we have the appropriate levels and types of machinery and equipment in place to generate revenue from operations. Expenditures for capital assets totaled $751 million in the nine months ended September 30, 2015.

Proceeds from the disposal of assets were $269 million in the nine months ended September 30, 2015, which related primarily to equipment that was lost-in-hole, and to a lesser extent, property, machinery and equipment no longer used in operations that was sold throughout the period.

Financing Activities

We had net repayments of short-term debt and other borrowings of $38 million in the nine months ended September 30, 2015. Total debt outstanding at September 30, 2015 was $4.05 billion, a decrease of $81 million compared to December 31, 2014. The total debt-to-capital (defined as total debt plus equity) ratio was 0.19 at September 30, 2015 and December 31, 2014. We paid dividends of $222 million in the nine months ended September 30, 2015.

Our Board of Directors has previously authorized a program to repurchase our common stock from time to time. In the nine months ended September 30, 2015, we did not repurchase any shares of common stock. We had authorization remaining to repurchase approximately $1.05 billion in common stock at September 30, 2015. During the nine months ended September 30, 2014, we repurchased 9.1 million shares of our common stock at an average price of $65.75 per share, for a total of $600 million.

Under the merger agreement with Halliburton, as described in Note 2. "Halliburton Merger Agreement" of the Notes to Unaudited Consolidated Condensed Financial Statements in Item 1 of Part I herein, we have generally agreed not to repurchase any shares of our common stock while the merger is pending.

Available Credit Facility

We have a committed revolving credit facility with commercial banks and a related commercial paper program under which the maximum combined borrowing at any time under both the credit facility and the commercial paper program is $2.50 billion. The credit facility matures in September 2016 and contains certain covenants which, among other things, restrict certain merger transactions or the sale of all or substantially all of our assets or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the credit facility may be accelerated. Such events of default include payment defaults to lenders under the credit facility, covenant defaults and other customary defaults. We were in compliance with all of the credit facility’s covenants, and there were no direct borrowings under the credit facility during the quarter ended September 30, 2015. Under the commercial paper program, we may issue from time to time up to $2.50 billion in commercial paper with maturity of no more than 270 days. The amount available to borrow under the credit facility is reduced by the amount of any commercial paper outstanding. At September 30, 2015, we had no outstanding borrowings under the commercial paper program.

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

In 2015, we expect our capital expenditures to be between $900 million and $1 billion, excluding any amount related to acquisitions. The expenditures are expected to be used primarily for normal, recurring items necessary to support our business and operations. A significant portion of our capital expenditures can be adjusted and managed by us to match market demand and activity levels.

We anticipate making income tax payments of between $450 million and $550 million in 2015.

During the nine months ended September 30, 2015, we contributed approximately $220 million to our defined benefit, defined contribution and other postretirement plans. We expect to make additional contributions in the range of $60 million to $65 million to these plans in the fourth quarter of 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the nine months ended September 30, 2015, does not differ materially from that discussed under Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in our 2014 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, as of September 30, 2015, our disclosure controls and procedures, as defined by Rule 13a-15(e) of the Exchange Act, are effective at a reasonable assurance level. There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

In the first quarter of 2015, we announced and began to implement restructuring activities to reduce expenses, which included a reduction in our workforce, the termination of various contracts, the closing or abandoning of certain facilities, and the downsizing of our presence in select markets. In the second and third quarters of 2015, we had additional workforce reductions. There can be no assurance that our restructuring activities will produce the cost savings we anticipate in the expected timeframe or that the cumulative restructuring charge will not have to increase in order to achieve our cost savings targets. Any delay or failure to achieve the expected cost savings and any increase in our anticipated cumulative restructuring charge would likely cause our future earnings to be lower than anticipated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about our purchases of equity securities during the three months ended September 30, 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (3)
July 1-31, 2015	20,761	$59.77	—	$1,049,832,435
August 1-31, 2015	5,512	$50.06	—	$1,049,832,435
September 1-30, 2015	—	$—	—	$1,049,832,435
Total	26,273	$57.74	—

(1)	Represents shares purchased from employees to satisfy the tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock units.

(2)	There were no repurchases during the third quarter of 2015 under our previously announced purchase program.

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
99.1*
Notice of Extension dated July 10, 2015 of the Agreement and Plan of Merger among Halliburton Company, Red Tiger LLC and Baker Hughes Incorporated dated November 16, 2014, extending the termination date to December 1, 2015.

99.2*
Notice of Extension dated September 25, 2015 of the Agreement and Plan of Merger among Halliburton Company, Red Tiger LLC and Baker Hughes Incorporated dated November 16, 2014, extending the termination date to December 16, 2015.

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

BAKER HUGHES INCORPORATED (Registrant)

Date:	October 21, 2015	By:	/s/ KIMBERLY A. ROSS
Kimberly A. Ross
Senior Vice President and Chief Financial Officer

Date:	October 21, 2015	By:	/s/ ALAN J. KEIFER
Alan J. Keifer
Vice President and Controller