Form 10-K
period 2015-12-31
BAKER HUGHES INC
filed 2016-02-17
CIK 808362

AEC Draft 2/16/2016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price on June 30, 2015 reported by the New York Stock Exchange) was approximately $26,830,538,000.
As of February 10, 2016, the registrant has outstanding 437,853,899 shares of common stock, $1 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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
AVAILABILITY OF INFORMATION FOR STOCKHOLDERS
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on our Internet website at www.bakerhughes.com as soon as reasonably practicable after these reports have been electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). Information contained on or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this annual report or any other filing we make with the SEC.
We have a Business Code of Conduct to provide guidance to our directors, officers and employees on matters of business conduct and ethics, including compliance standards and procedures. We have also required our principal executive officer, principal financial officer and principal accounting officer to sign a Code of Ethical Conduct Certification.
Our Business Code of Conduct and Code of Ethical Conduct Certifications are available on the Investor Relations section of our website at www.bakerhughes.com. We will disclose on a current report on Form 8-K or on our website information about any amendment or waiver of these codes for our executive officers and directors. Waiver information disclosed on our website will remain on the website for at least 12 months after the initial disclosure of a waiver. Our Corporate Governance Guidelines and the charters of our Audit/Ethics Committee, Compensation Committee, Executive Committee, Finance Committee and Governance and HS&E Committee are also available on the Investor Relations section of our website at www.bakerhughes.com. In addition, a copy of our Business Code of Conduct, Code of Ethical Conduct Certifications, Corporate Governance Guidelines and the charters of the committees referenced above are available in print at no cost to any stockholder who requests them by writing or telephoning us at the following address or telephone number:
Baker Hughes Incorporated
2929 Allen Parkway, Suite 2100
Houston, TX 77019-2118
Attention: Investor Relations
Telephone: (713) 439-8600
ABOUT BAKER HUGHES
Baker Hughes is a leading supplier of oilfield services, products, technology and systems used in the worldwide oil and natural gas industry. We also provide products and services for other businesses including downstream chemicals, and process and pipeline services. Baker Hughes was formed as a corporation in April 1987 in connection with the combination of Baker International Corporation and Hughes Tool Company. We conduct our operations through subsidiaries, affiliates, ventures and alliances. We operate in more than 80 countries around the world and our corporate headquarters is in Houston, Texas. As of December 31, 2015, we had approximately 43,000 employees, of which approximately 63% work outside the United States (the “U.S.”).

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
Further information about our segments is set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5. "Segment Information" of the Notes to Consolidated Financial Statements in Item 8 herein.
HALLIBURTON MERGER AGREEMENT
On November 16, 2014, Baker Hughes and Halliburton Company (“Halliburton”) entered into a definitive agreement and plan of merger (the "Merger Agreement") under which Halliburton will acquire all outstanding shares of Baker Hughes in a stock and cash transaction (the "Merger"). Under the terms of the Merger Agreement, each share of common stock of Baker Hughes will be converted into the right to receive 1.12 Halliburton shares plus $19.00 in cash. On March 27, 2015, Halliburton's stockholders approved the proposal to issue shares of Halliburton common stock as contemplated by the Merger Agreement. In addition, Baker Hughes' stockholders adopted the Merger Agreement and thereby approved the proposed combination of the two companies. The transaction is still subject to regulatory approvals and customary closing conditions. In that regard, Baker Hughes and Halliburton have agreed to extend the period for the parties to obtain required competition approvals to April 30, 2016, as permitted under the Merger Agreement, and remain focused on completing the transaction as early as possible in 2016. However, Baker Hughes cannot predict with certainty when, or if, the pending Merger will be completed because completion of the transaction is subject to conditions beyond the control of Baker Hughes. For further information about the Merger, see Note 2. "Halliburton Merger Agreement" of the Notes to Consolidated Financial Statements in Item 8 herein.
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

We also provide dedicated project solutions to our customers through our Integrated Operations group. Integrated Operations is focused on the execution of projects that have one or more of the following attributes: project management, well site supervision, well construction, intervention, third party contractor management, procurement and rig management. Contracts for this business unit tend to be longer in duration, often spanning multiple years, and may include significant third party components to supplement the core products and services provided by us. By partnering with Integrated Operations, our customers have access to a comprehensive business solution that leverages our technical expertise, relationships with third party and rig providers, and our industry leading technologies.
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
MARKETING, COMPETITION AND CONTRACTING
We market our products and services within our four geographic regions on a product line basis primarily through our own sales organizations. We provide technical and advisory services to assist in our customers’ use of our products and services. Stock points and service centers for our products and services are located in areas of drilling and production activity throughout the world.
Our primary competitors include the major diversified oilfield service companies such as Schlumberger, Halliburton and Weatherford International, where the breadth of service capabilities as well as competitive position of each product line are the keys to differentiation in the market. We also compete with other companies who may participate in only a few of the same product lines as us, such as National Oilwell Varco, Ecolab, Newpark Resources and FTS International. Our products and services are sold in highly competitive markets and revenue and earnings are affected by changes in commodity prices, fluctuations in the level of drilling, workover and completion activity in major markets, general economic conditions, foreign currency exchange fluctuations and governmental regulations. We believe that the principal competitive factors in our industries are product and service quality, reliability and availability, health, safety and environmental standards, technical proficiency and price.
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
The Company maintains a commercial general liability insurance policy program that covers against certain operating hazards, including product liability claims and personal injury claims, as well as certain limited environmental pollution claims for damage to a third party or its property arising out of contact with pollution for which the Company is liable; however, clean up and well control costs are not covered by such program. All of the insurance policies purchased by the Company are subject to self-insured retention amounts for which we are responsible for payment, specific terms, conditions, limitations and exclusions. There can be no assurance that the nature and amount of Company insurance will be sufficient to fully indemnify us against liabilities related to our business.
RESEARCH AND DEVELOPMENT AND PATENTS
Our products and technology organization engages in research and development activities directed primarily toward the development of new products, processes and services, the improvement of existing products and services and the design of specialized products to meet specific customer needs. We have technology centers located in the U.S. (several in Houston, Texas and surrounding areas and one in Claremore, Oklahoma), Germany (Celle), Russia (Novosibirsk), and Saudi Arabia (Dhahran). For information regarding the total amount of research and development expense in each of the three years in the period ended December 31, 2015, see Note 1. "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements in Item 8 herein.
We have followed a policy of seeking patent and trademark protection in numerous countries and regions throughout the world for products and methods that appear to have commercial significance. We believe our patents, trademarks, and related intellectual property rights are adequate for the conduct of our business, and aggressively pursue protection of our intellectual property rights against infringement worldwide. Additionally, we consider the quality and timely delivery of our products, the service we provide to our customers and the technical knowledge and skills of our personnel to be other important components of the portfolio of capabilities and assets supporting our ability to compete. No single patent or trademark is considered to be critical to our business.
SEASONALITY
Our operations can be affected by seasonal weather, which can temporarily affect the delivery and performance of our products and services, and our customers’ budgetary cycles. Examples of seasonal events that can impact our business are set forth below:

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

EMPLOYEES
As of December 31, 2015, we had approximately 43,000 employees, of which the majority are outside the U.S. Less than 10% of these employees are represented under collective bargaining agreements or similar-type labor arrangements.
EXECUTIVE OFFICERS OF BAKER HUGHES INCORPORATED
The following table shows, as of February 16, 2016, the name of each of our executive officers, together with his or her age and all offices presently or previously held. There are no family relationships among our executive officers.

Name	Age	Background
Martin S. Craighead	56
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

Kimberly A. Ross	50
Senior Vice President and Chief Financial Officer of the Company since October 2014. Executive Vice President and Chief Financial Officer of Avon Products Incorporated from 2011 to 2014. Executive Vice President and Chief Financial Officer of Royal Ahold N.V. from 2007 to 2011 and various other finance positions with Royal Ahold from 2001 to 2007. Ms. Ross serves on the board of directors and the audit committee of Chubb Limited (formerly ACE Limited). Employed by the Company in October 2014.

Belgacem Chariag	53
Chief Integration Officer since December 2014. President, Global Products and Services of the Company from October 2013 to December 2014. President, Eastern Hemisphere Operations from 2009 to 2013. Vice President/Director HSE of Schlumberger Limited from May 2008 to May 2009. Various other executive positions at Schlumberger from 1989 to 2008. Employed by the Company in 2009.

Alan R. Crain	64
Senior Vice President, Chief Legal and Governance Officer of the Company since 2013. Senior Vice President and General Counsel of the Company from 2007 to 2013. Vice President and General Counsel of the Company from 2000 to 2007. Employed by the Company in 2000.

Archana Deskus	50
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

Andrew C. Esparza	57
Chief Human Resources Officer since January 2015. Former Chief Human Resources Officer for Dell from 2007 to 2010. Various other human resources roles at Dell between 1997 and 2010. Employed by the Company in 2015.

Alan J. Keifer	61
Vice President and Controller of the Company since 1999. Western Hemisphere Controller of Baker Oil Tools from 1997 to 1999 and Director of Corporate Audit for the Company from 1990 to 1996. Employed by the Company in 1990.

William D. Marsh	53
Vice President and General Counsel of the Company since February 2013. Vice President-Legal for Western Hemisphere from May 2009 to February 2013. Various executive, legal and corporate roles within the Company from 1998 to 2009. Partner at Ballard Spahr LLP from 1997 to 1998. Mr. Marsh serves on the Board of Directors of People's Utah Bancorp (bank holding company). Employed by the Company in 1998.

Jay G. Martin	64	Vice President, Chief Compliance Officer and Senior Deputy General Counsel of the Company since 2004. Shareholder at Winstead Sechrest & Minick P.C. from 2001 to 2004. Employed by the Company in 2004.
Derek Mathieson	45
Chief Technology and Marketing Officer of the Company since September 2015. Chief Strategy Officer from October 2013 to September 2015. President Western Hemisphere Operations from 2012 to 2013. President, Products and Technology from May 2009 to January 2012. Chief Technology and Marketing Officer of the Company from December 2008 to May 2009. Employed by the Company in 2008.

Khaled Nouh	48
President, Middle East and Asia Pacific Region of the Company since October 2013. President, Middle East Region of the Company from 2009 to 2013. Vice President Integrated Project Management Middle East at Schlumberger from 2008 to 2009. Various other positions at Schlumberger from 1994 to 2008. Employed by the Company in 2009.

Arthur L. Soucy	53
President, Europe, Africa and Russia Caspian Region of the Company since 2013. President, Global Products and Services from 2012 to 2013. Vice President Supply Chain of the Company from April 2009 to January 2012. Vice President, Global Supply Chain for Pratt and Whitney from 2007 to 2009. Employed by the Company in 2009.

Richard Ward	47
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

Richard L. Williams	60
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
We are involved in voluntary remediation projects at certain of our facilities. On rare occasions, remediation activities are conducted as specified by a government agency-issued consent decree or agreed order. Estimated remediation costs are accrued using currently available facts, existing environmental permits, technology and presently enacted laws and regulations. For sites where we are primarily responsible for the remediation, our cost estimates are developed based on internal evaluations and are not discounted. We record accruals when it is probable that we will be obligated to pay amounts for environmental site evaluation, remediation or related activities, and such amounts can be reasonably estimated. Accruals are recorded even if significant uncertainties exist over the ultimate cost of the remediation. Ongoing environmental compliance costs, such as obtaining environmental permits, installation of pollution control equipment and waste disposal, are expensed as incurred.
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

Based upon current information, we believe that our overall compliance with environmental regulations, including routine environmental compliance costs and capital expenditures for environmental control equipment, will not have a material adverse effect on our capital expenditures, earnings or competitive position because we have either established adequate reserves or our cost for that compliance is not expected to be material to our consolidated financial statements. Our total accrual for environmental remediation is $35 million and $35 million, which includes accruals of $2 million and $3 million for the various Superfund sites, at December 31, 2015 and 2014, respectively.
We are subject to various other governmental proceedings and regulations, including foreign regulations, relating to environmental matters, but we do not believe that any of these matters are likely to have a material adverse effect on our consolidated financial statements. We continue to focus on reducing future environmental liabilities by maintaining appropriate company standards and by improving our assurance programs.
ITEM 1A. RISK FACTORS
An investment in our common stock involves various risks. When considering an investment in Baker Hughes, one should carefully consider all of the risk factors described below, as well as other information included and incorporated by reference in this annual report. There may be additional risks, uncertainties and matters not listed below, that we are unaware of, or that we currently consider immaterial. Any of these may adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in Baker Hughes.
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
Volatility in oil and natural gas prices can also impact our customers’ activity levels and spending for our products and services. Current energy prices are important contributors to cash flow for our customers and their ability to fund exploration and development activities. Over the past year oil prices have declined significantly due in large part to increasing supplies, weakening demand growth and OPEC's position to not cut production. Expectations about future prices and price volatility are important for determining future spending levels.
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
Our customers’ activity levels and spending for our products and services and ability to pay amounts owed us could be impacted by the reduction of their cash flow and the ability of our customers to access equity or credit markets.
Our customers’ access to capital is dependent on their ability to access the funds necessary to develop economically attractive projects based upon their expectations of future energy prices, required investments and resulting returns. Limited access to external sources of funding has and may continue to cause customers to reduce their capital spending plans to levels supported by internally-generated cash flow. In addition, a reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities or the lack of available debt or equity financing may impact the ability of our customers to pay amounts owed to us and could cause us to increase our reserve for doubtful accounts.
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
Our manufacturing operations are dependent on having sufficient raw materials, component parts and manufacturing capacity available to meet our manufacturing plans at a reasonable cost while minimizing inventories. Our ability to effectively manage our manufacturing operations and meet these goals can have an impact on our business, including our ability to meet our manufacturing plans and revenue goals, control costs, and avoid shortages or over supply of raw materials and component parts. Raw materials and components of particular concern include steel alloys (including chromium and nickel), titanium, barite, beryllium, copper, lead, tungsten carbide, synthetic and natural diamonds, gels, sand and other proppants, printed circuit boards and other electronic components and hydrocarbon-based chemical feed stocks. Our ability to repair or replace equipment damaged or lost in the well can also impact our ability to service our customers. A lack of manufacturing capacity could result in increased backlog, which may limit our ability to respond to orders with short lead times.
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
Likewise, if the downturn in the economy or our markets continues or other changes occur such as a decline in our stock price, we may have to make further impairments of our assets or adjust our workforce to control costs and may lose our skilled and diverse workforce. Labor-related actions, including strikes, slowdowns and facility occupations can also have a negative impact on our business.
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
Our failure to comply with the Foreign Corrupt Practices Act (“FCPA”) and other laws could have a negative impact on our ongoing operations.
Our ability to comply with the FCPA, the U.K. Bribery Act and various other anti-bribery and anti-corruption laws is dependent on the success of our ongoing compliance program, including our ability to continue to manage our agents and business partners, and supervise, train and retain competent employees. Our compliance program is also dependent on the efforts of our employees to comply with applicable law and the Baker Hughes Business Code of Conduct. We could be subject to sanctions and civil and criminal prosecution as well as fines and penalties in the event of a finding of a violation of any of these laws by us or any of our employees.
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
Changes in tax laws or tax rates, the resolution of tax assessments or audits by various tax authorities, and the ability to fully utilize our tax loss carryforwards and tax credits could impact operating results, including additional valuation allowances for deferred tax assets. In addition, we may periodically restructure our legal entity organization. If taxing authorities were to disagree with our tax positions in connection with any such restructurings, our effective tax rate could be materially impacted.
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
International, national, and state governments and agencies continue to evaluate and promulgate legislation and regulations that are focused on restricting emissions commonly referred to as greenhouse gas (“GHG”) emissions. In the U.S., the EPA has taken steps to regulate GHG emissions as air pollutants under the Clean Air Act. The EPA’s Greenhouse Gas Reporting Rule requires monitoring and reporting of GHG emissions from, among others, certain mobile and stationary GHG emission sources in the oil and natural gas industry, which in turn may include data from certain of our wellsite equipment and operations. In addition, the U.S. government has proposed rules setting GHG emission standards for the oil and natural gas industry.  We are unable to predict whether the proposed changes in laws or regulations will ultimately occur or what they will ultimately require, and accordingly, we are unable to assess the potential financial or operational impact they may have on our business.
Other developments focused on restricting GHG emissions include the United Nations Framework Convention on Climate Change, which includes the Paris Agreement and the Kyoto Protocol; the European Union Emission Trading System; the United Kingdom's Carbon Reduction Commitment which affects more than 40 Baker Hughes facilities; and, in the U.S., the Regional Greenhouse Gas Initiative, the Western Regional Climate Action Initiative, and various state programs implementing California Assembly Bill 32.
Current or future legislation, regulations and developments may curtail production and demand for hydrocarbons such as oil and natural gas in areas of the world where our customers operate and thus adversely affect future demand for our services, which may in turn adversely affect future results of operations.
We may be subject to litigation if another party claims that we have infringed upon its intellectual property rights.
The tools, techniques, methodologies, programs and components we use to provide our services may infringe upon the intellectual property rights of others. Infringement claims generally result in significant legal and other costs and may distract management from running our core business. Royalty payments under licenses from third parties, if available, would increase our costs. Additionally, developing non-infringing technologies would increase our costs. If a license were not available, we might not be able to continue providing a particular service or product, which could adversely affect our financial condition, results of operations and cash flows.

Demand for pressure pumping services could be reduced or eliminated by governmental regulation or a change in the law.
Some federal, state and foreign governmental bodies have adopted laws and regulations or are considering legislative and regulatory proposals that, if signed into law, would among other things require the public disclosure of chemicals used in well stimulation (including hydraulic fracturing) operations in more detail than the Company currently provides and would subject well stimulation (including hydraulic fracturing) to more stringent regulation with respect to, for example, construction standards for wells intended for hydraulic fracturing, certifications concerning the conduct of well stimulation (including hydraulic fracturing) operations, management of flowback waters from well stimulation (including hydraulic fracturing) operations, or other measures intended to prevent operational hazards. Such federal, state or foreign legislation and/or regulations could impair our operations, increase our operating costs, and/or greatly reduce or eliminate demand for the Company’s well stimulation (including hydraulic fracturing) services. The EPA and other governmental bodies are studying well stimulation (including hydraulic fracturing) operations. Government actions relating to the development of unconventional oil and natural gas resources may impede the development of these resources by our customers, delaying or reducing the demand for our services. We are unable to predict whether the proposed changes in laws or regulations or any other governmental proposals or responses will ultimately occur, and accordingly, we are unable to assess the potential financial or operational impact they may have on our business.
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
The condition of the capital markets and equity markets in general can affect the price of our common stock and our ability to obtain financing, if necessary. If the Company’s credit rating is downgraded, this could increase borrowing costs under our credit facility and commercial paper program, as well as the cost of renewing or obtaining, or make it more difficult to renew or obtain or issue new debt financing.
The Company has a significant concentration of its business in North America.
For the year ended December 31, 2015, over one-third of our revenue was attributable to North America compared to approximately one-half of our revenue attributable to North America for the year ended December 31, 2014. In North America, a decrease in demand for energy or in oil and natural gas exploration and production, or an increase in competition could result in a significant adverse effect on our operating results.
Our restructuring activities may not achieve the results we expect and could increase, which could materially and adversely affect our results of operations and financial condition.
During 2015, we implemented a number of restructuring activities to reduce expenses, which included a reduction in our workforce, the termination of various contracts, the closing or abandoning of certain facilities, and the downsizing of our presence in select markets. There can be no assurance that our restructuring activities will produce the cost savings we anticipate in the expected timeframe or that the cumulative restructuring activities and charge will not have to increase in order to achieve our cost savings targets. Any delay or failure to achieve the expected cost savings and any increase in our anticipated cumulative restructuring activities and charge would likely cause our future earnings to be lower than anticipated.
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
The ability of Baker Hughes and Halliburton to complete the Merger is subject to various closing conditions, including the receipt of consents and approvals from governmental authorities, which may impose conditions that could adversely affect Baker Hughes or cause the Merger to be abandoned.
Each of Baker Hughes and Halliburton must make certain filings with and obtain certain other approvals and consents from various federal and state governmental and regulatory authorities.
Baker Hughes and Halliburton have not yet obtained the regulatory clearances, consents and approvals required to complete the Merger. Governmental or regulatory agencies could seek to block or challenge the Merger or could impose restrictions they deem necessary or desirable in the public interest as a condition to approving the Merger. Baker Hughes and Halliburton will be unable to complete the Merger until approvals are received from the U.S. Department of Justice, the European Commission and various other governmental authorities. Regulatory authorities may impose certain requirements or obligations as conditions for their approval. The Merger Agreement may require Baker Hughes and/or Halliburton to accept conditions from these regulators that could adversely impact the combined company. If review by the relevant competition authorities extends beyond April 30, 2016, the Merger Agreement does not terminate automatically; the parties may continue to seek relevant competition approvals or either of the parties may terminate the Merger Agreement.
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
If our Merger with Halliburton is not completed, our ongoing business may be adversely affected and will be subject to several risks, including the following:

•	the attention of our management may have been diverted to the Merger instead of on our operations and pursuit of other opportunities that may have been beneficial to us;

•	resulting negative customer perception could adversely affect our ability to compete for, or to win, new and renewal business in the marketplace;

•	having to pay certain significant costs relating to the Merger without receiving the benefits of the Merger;

•	the trading price of Baker Hughes common stock may decline to the extent that the current trading price reflects a market assumption that the Merger will be completed; and

•	the Company could be subject to litigation from shareholders related to the Merger Agreement.
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

Europe/Africa/Russia Caspian:	Aberdeen, Scotland; Liverpool, England; Celle, Germany; Tananger, Norway; Port Harcourt, Nigeria; Luanda, Angola; Tyumen and Novosibirsk, Russia
Middle East/Asia Pacific:	Dubai, United Arab Emirates; Dhahran, Saudi Arabia; Singapore, Singapore; Chonburi, Thailand
Principal properties for the Industrial Services segment include locations in Pasadena, Texas; Sand Springs and Barnsdall, Oklahoma; Taft, California; and Liverpool, England.
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
On November 26, 2014, a seventh class action challenging the Merger was filed by a purported shareholder of the Company in the United States District Court for the Southern District of Texas (Houston Division).  The lawsuit, styled Marc Rovner v. Baker Hughes Inc., et al., Cause No. 4:14-cv-03416 (the "Rovner lawsuit"), asserts claims against the Company, most of our current Board of Directors, Halliburton, and Red Tiger.  The lawsuit asserts substantially similar claims and seeks substantially similar relief as that sought in the Delaware lawsuits.  On March 20, 2015, counsel for Mr. Rovner filed a notice of voluntary dismissal, and on March 23, 2015, the Court entered an order dismissing the Rovner lawsuit without prejudice.
On October 9, 2014, our subsidiary filed a Request for Arbitration against a customer before the London Court of International Arbitration, pursuing claims for the non-payment of invoices for goods and services provided in an amount provisionally quantified to exceed $67.9 million. In our Request for Arbitration, we also noted that invoices in an amount exceeding $57 million had been issued to the customer, and would be added to the claim in the event that they became overdue. The due date for payment of all of these invoices has passed. On November 6, 2014, the customer filed its Response and Counterclaim, denying liability and counterclaiming damages for breach of contract of approximately $182 million. We deny any liability to the customer and intend to pursue our claims against the customer and defend the claims made under the counterclaim. The Parties have applied to the arbitration tribunal to extend the suspension of the arbitral proceedings to March 31, 2016, pending ongoing settlement discussions. No timetable for the conduct of the arbitration has yet been established.
During 2014, we received customer notifications related to a possible equipment failure in a natural gas storage system in Northern Germany, which includes certain of our products. We are currently investigating the cause of the possible failure and, if necessary, possible repair and replacement options for our products. Similar products were utilized in other natural gas storage systems for this and other customers. The customer initiated arbitral proceedings against us on June 19, 2015, under the rules of the German Institute of Arbitration e.V. (DIS). The customer alleges damages of approximately $170 million plus interest at an annual rate of prime + 5%. A procedural schedule for the arbitration has not yet been set. In addition, on September 21, 2015, TRIUVA Kapitalverwaltungsgesellschaft mbH filed a lawsuit in the United States District Court for the Southern District of Texas (Houston Division) against the Company and Baker Hughes Oilfield Operations, Inc. alleging that the plaintiff is the owner of gas storage caverns in Etzel, Germany in which the Company provided certain equipment in connection with the development of the gas storage caverns. The plaintiff further alleges that the Company supplied equipment that was either defectively designed or failed to warn of risks that the equipment posed, and that these alleged defects caused damage to the plaintiff’s property. The plaintiff seeks recovery of alleged compensatory and punitive damages of an unspecified amount, in addition to reasonable attorneys’ fees, court costs and pre-judgment and post-judgment interest. The allegations in this lawsuit are related to the claims made in the June 19, 2015 German arbitration referenced above. On December 15, 2015, the District Court entered an order staying the lawsuit in favor of the pending German Arbitration. At this time, we are not able to predict the outcome of these claims or whether either will have a material impact on our financial position, results of operations or cash flows.
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
On October 30, 2015, Chieftain Sand and Proppant Barron, LLC initiated arbitration against our subsidiary, Baker Hughes Oilfield Operations, Inc., in the American Arbitration Association. The Claimant alleges that the Company failed to purchase the required sand tonnage for the contract year 2014-2015 and further alleges that the Company repudiated its yearly purchase obligations over the remaining contract term. The Claimant alleges damages of approximately $110 million plus interest, attorneys’ fees and costs. A procedural schedule for the arbitration has not yet been set. The Company intends to vigorously defend the claim. At this time, we are not able to predict the outcome of this claim or whether it will have a material impact on our financial position, results of operations or cash flows.
During the second quarter of 2014, we recorded a charge of $62 million related to previously disclosed litigation settlements for wage and hour lawsuits. A portion of this settlement was to be paid on a claims made basis and during the second quarter of 2015, the date passed by which the class members could file a claim under this provision of the settlement agreement. The amount of claims made was less than estimated and, accordingly, we reduced the accrual by approximately $13 million, which was recorded as an adjustment for litigation settlements during the second quarter of 2015.
On April 30, 2015, a class and collective action lawsuit alleging that we failed to pay a nationwide class of workers overtime in compliance with the Fair Labor Standards Act and North Dakota law was filed titled Williams et al. v. Baker Hughes Oilfield Operations, Inc. in the U.S. District Court for the District of North Dakota.  We are evaluating the background facts and at this time are not able to predict the outcome of this lawsuit or whether it will have a material impact on our financial position, results of operations or cash flows.
On July 31, 2015, Rapid Completions LLC filed a lawsuit in federal court in the Eastern District of Texas against Baker Hughes Incorporated, Baker Hughes Oilfield Operations, Inc., and others claiming infringement of U.S. Patent Nos. 6,907,936; 7,134,505; 7,543,634; 7,861,774; and 8,657,009.  On August 6, 2015, Rapid Completions amended its complaint to allege infringement of U.S. Patent No. 9,074,451.  On September 17, 2015, Rapid Completions LLC and Packers Plus Energy Services Inc., sued Baker Hughes Canada Company in the Canada Federal Court on related Canadian patent 2,412,072. These patents relate primarily to certain specific downhole completions equipment. The case is set for a jury trial on September 25, 2017, in Tyler, Texas.  Plaintiff has requested a permanent injunction against further alleged infringement, damages in an unspecified amount, supplemental and enhanced damages, and additional relief such as attorney’s fees and costs.  At this time, we are not able to predict the outcome of these claims or whether either will have a material impact on our financial position, results of operations or cash flows.
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
ITEM 4. MINE SAFETY DISCLOSURES
Our barite mining operations, in support of our drilling fluids products and services business, are subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this annual report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock, $1.00 par value per share, is principally traded on the New York Stock Exchange. Our common stock is also traded on the SIX Swiss Exchange. As of February 10, 2016, there were approximately 9,275 stockholders of record.
For information regarding quarterly high and low sales prices on the New York Stock Exchange for our common stock during the two years ended December 31, 2015, and information regarding dividends declared on our common stock during the two years ended December 31, 2015, see Note 16. "Quarterly Data (Unaudited)" of the Notes to Consolidated Financial Statements in Item 8 herein.
The following table contains information about our purchases of equity securities during the fourth quarter of 2015.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 1-31, 2015	5,149	$54.87	—	$1,049,832,435
November 1-30, 2015	—	—	—	$1,049,832,435
December 1-31, 2015	57	53.17	—	$1,049,832,435
Total	5,206	$54.86	—

(1)	Represents shares purchased from employees to satisfy the tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock units.

(2)
There were no repurchases during the fourth quarter of 2015 under our previously announced purchase program. Under the Merger Agreement with Halliburton, as described in Note 2. "Halliburton Merger Agreement" of the Notes to Consolidated Financial Statements in Item 8 herein, we have generally agreed not to repurchase any shares of our common stock while the Merger is pending.

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
Comparison of Five-Year Cumulative Total Return *
Baker Hughes Incorporated; S&P 500 Index and S&P 500 Oil and Gas Equipment and Services Index

	2010	2011	2012	2013	2014	2015
Baker Hughes	$100.00	$85.97	$73.23	$100.29	$102.78	$85.64
S&P 500 Index	100.00	102.12	118.39	156.64	178.00	180.51
S&P 500 Oil and Gas Equipment and Services Index	100.00	88.38	88.41	115.50	106.47	86.64
* Total return assumes reinvestment of dividends on a quarterly basis.
The comparison of total return on investment (change in year-end stock price plus reinvested dividends) assumes that $100 was invested on December 31, 2010 in Baker Hughes common stock, the S&P 500 Index and the S&P 500 Oil and Gas Equipment and Services Index.
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

	Year Ended December 31,
(In millions, except per share amounts)	2015	2014	2013	2012	2011
Revenue	$15,742	$24,551	$22,364	$21,361	$19,831
Operating (loss) income (1,2)	(2,396)	2,859	1,949	2,192	2,600
Non-operating expense, net	(217)	(232)	(234)	(210)	(261)
(Loss) income before income taxes	(2,613)	2,627	1,715	1,982	2,339
Income taxes (3)	639	(896)	(612)	(665)	(596)
Net (loss) income	(1,974)	1,731	1,103	1,317	1,743
Net loss (income) attributable to noncontrolling interests	7	(12)	(7)	(6)	(4)
Net (loss) income attributable to Baker Hughes	$(1,967)	$1,719	$1,096	$1,311	$1,739
Per share of common stock:
Net (loss) income attributable to Baker Hughes:
Basic	$(4.49)	$3.93	$2.47	$2.98	$3.99
Diluted	(4.49)	3.92	2.47	2.97	3.97
Dividends	0.68	0.64	0.60	0.60	0.60
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$2,324	$1,740	$1,399	$1,015	$1,050
Working capital (current assets minus current liabilities)	6,493	7,408	6,717	6,293	6,295
Total assets	24,080	28,827	27,934	26,689	24,847
Long-term debt	3,890	3,913	3,882	3,837	3,845
Total equity	16,382	18,730	17,912	17,268	15,964
Notes To Selected Financial Data

(1)
Operating income for 2015 includes impairment and restructuring charges of $1,993 million before-tax ($1,415 million after-tax) associated with asset impairments, workforce reductions, facility closures and contract terminations. See Note 3. "Impairment and Restructuring Charges" of the Notes to Consolidated Financial Statements in Item 8 herein.

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
EXECUTIVE SUMMARY
Baker Hughes is a leading supplier of oilfield services, products, technology and systems use in the worldwide oil and natural gas industry, referred to as our oilfield operations. We manage our oilfield operations through four geographic segments consisting of North America, Latin America, Europe/Africa/Russia Caspian, and Middle East/Asia Pacific. Our Industrial Services businesses are reported in a fifth segment. As of December 31, 2015, Baker Hughes had approximately 43,000 employees compared to approximately 62,000 employees as of December 31, 2014.
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
2015 was an extremely challenging year for the oil and natural gas industry. Crude oil prices declined significantly in the fourth quarter of 2014 and experienced significant volatility in 2015, reaching a seven year low in December 2015 following OPEC's decision to eliminate its oil production ceiling. In response to the lower commodity prices in 2015, our customers curtailed their spending by reducing drilling activity in less economical unconventional plays and delaying well completion activities. As a result of these changes in market conditions and the significant decrease in activity and customer spending, we experienced a significant decline in demand and increased pricing pressure for our products and services.
For 2015, we generated revenue of $15.74 billion, a decrease of $8.81 billion, or 36%, compared to 2014. Net loss attributable to Baker Hughes was $1.97 billion for 2015 compared to net income attributable to Baker Hughes of $1.72 billion for 2014. The steep decline in activity, as evidenced by the 46% decline in the global rig count since the fourth quarter of 2014, and price deterioration experienced across all our segments is a large driver for the decline in revenue and profitability, most notably in North America. Beginning in the first quarter of 2015, we initiated actions to restructure and adjust our operations and cost structure to reflect reduced activity levels. As a result of these restructuring activities, we recorded charges totaling $830 million in 2015, which included workforce reductions, contract terminations, facility closures and the write-down of excess machinery and equipment. In addition to our restructuring activities, as a result of the downturn in the energy market and its impact on our business outlook, we determined that the carrying amount of certain assets exceeded their respective fair values; therefore, we recorded an impairment charge of $1.16 billion. These charges have been excluded from the results of our operating segments.
In 2016, crude oil prices have continued to decline, reaching a twelve-year low in the first quarter. Although our visibility remains limited, we are expecting rig activity worldwide to continue to decline throughout the year and pricing pressures to continue across the globe. At current commodity prices, the global rig count could decline as much as 30% in 2016, as our customers’ challenges of maximizing production, lowering their overall costs, and protecting cash flows are now more acute. Our products and services put us in an excellent position to help our customers achieve their business objectives and to capitalize on opportunities to continue to convert our capabilities into earnings. While targeting these opportunities, we remain focused on generating positive cash flow by proactively managing our cost structure, reducing our working capital, and maximizing return on invested capital.

Halliburton Merger Agreement
On November 16, 2014, Baker Hughes and Halliburton entered into a definitive agreement and plan of Merger under which Halliburton will acquire all outstanding shares of Baker Hughes in a stock and cash transaction. Under the terms of the Merger Agreement, each share of common stock of Baker Hughes will be converted into the right to receive 1.12 Halliburton shares plus $19.00 in cash. On March 27, 2015, Halliburton's stockholders approved the proposal to issue shares of Halliburton common stock as contemplated by the Merger Agreement. In addition, Baker Hughes' stockholders adopted the Merger Agreement and thereby approved the proposed combination of the two companies. The transaction is still subject to regulatory approvals and customary closing conditions. In that regard, Baker Hughes and Halliburton have agreed to extend the period for the parties to obtain required competition approvals to April 30, 2016, as permitted under the Merger Agreement, and remain focused on completing the transaction as early as possible in 2016. However, Baker Hughes cannot predict with certainty when, or if, the pending Merger will be completed because completion of the transaction is subject to conditions beyond the control of Baker Hughes. For further information about the Merger, see Note 2. "Halliburton Merger Agreement" of the Notes to Consolidated Financial Statements in Item 8 herein.
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
Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	2015	2014	2013
Brent oil prices ($/Bbl) (1)	$52.31	$98.88	$108.81
WTI oil prices ($/Bbl) (2)	48.68	93.03	97.98
Natural gas prices ($/mmBtu) (3)	2.61	4.35	3.73

(1)	Bloomberg Dated Brent (“Brent”) Oil Spot Price per Barrel

(2)	Bloomberg West Texas Intermediate (“WTI”) Cushing Crude Oil Spot Price per Barrel

(3)	Bloomberg Henry Hub Natural Gas Spot Price per million British Thermal Unit
Outside North America, customer spending is most heavily influenced by Brent oil prices, which fluctuated significantly throughout the year, ranging from a high of $66.37/Bbl in May 2015 to a low of $34.78/Bbl in December 2015. Oil prices started to decline at the end of 2014 and continued to be volatile throughout the first half of 2015 as the market experienced a significant over supply of capacity. In the second half of 2015, and continuing into the first quarter of 2016, oil prices began to steadily decline again as rapidly increasing production, primarily from OPEC countries, coupled with unfavorable economic data from Europe and Asia, reignited fears of a long-term market imbalance. OPEC's decision in the fourth quarter to eliminate its official oil production ceiling, despite lower oil prices, put additional downward pressure on price expectations, and as a result, Brent oil prices approached seven-year lows and exited 2015 reflecting a 46% reduction compared to the peak earlier in the year.
In North America, customer spending is highly driven by WTI oil prices, which, similar to Brent oil prices, fluctuated significantly throughout the year, with the highest prices being recorded in the second quarter. Overall, WTI oil prices ranged from a high of $61.43/Bbl in June 2015 to a low of $34.73/Bbl in December 2015.

In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, averaged $2.61/mmBtu in 2015, representing a 40% decrease over the prior year and the lowest annual average since 1999. Natural gas prices began 2015 supported by a colder than normal winter but fell throughout the year as production and storage inventories hit record levels despite a significant decline in the natural gas-directed rig count. In the fourth quarter of 2015, above average temperatures and forecasts of a warmer winter in the U.S. drove natural gas prices to further decline reaching a low of $1.53/mmBtu in December. According to the U.S. Department of Energy (“DOE”), working natural gas in storage at the end of 2015 was 3,756 billion cubic feet ("Bcf"), which was 16.7%, or 536 Bcf, above the corresponding week in 2014.
Baker Hughes Rig Count
The Baker Hughes rig counts are an important business barometer for the drilling industry and its suppliers. When drilling rigs are active they consume products and services produced by the oil service industry. Rig count trends are governed by the exploration and development spending by oil and natural gas companies, which in turn is influenced by current and future price expectations for oil and gas. Therefore, the counts may reflect the relative strength and stability of energy prices and overall market activity. However, these counts should not be solely relied on as other specific and pervasive conditions may exist that affect overall energy prices and market activity.
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
Rigs in the U.S. and Canada are counted as active if, on the day the count is taken, the well being drilled has been started but drilling has not been completed and the well is anticipated to be of sufficient depth to be a potential consumer of our drill bits. In international areas, rigs are counted on a weekly basis and deemed active if drilling activities occurred during the majority of the week. The weekly results are then averaged for the month and published accordingly. The rig count does not include rigs that are in transit from one location to another, rigging up, being used in non-drilling activities, including production testing, completion and workover, or are not expected to be significant consumers of drill bits.
The rig counts are summarized in the table below as averages for each of the periods indicated.

	2015	2014	2013
U.S. - onshore	948	1,804	1,705
U.S. - offshore	36	57	56
Canada	194	379	353
North America	1,178	2,240	2,114
Latin America	319	397	419
North Sea	37	40	42
Continental Europe	80	105	93
Africa	106	134	125
Middle East	406	406	372
Asia Pacific	220	254	246
Outside North America	1,168	1,336	1,297
Worldwide	2,346	3,576	3,411

2015 Compared to 2014
The rig count in North America decreased 47% in 2015 compared to 2014 primarily driven by a 52% decline in oil-directed rigs, as a result of reduced spending from our customers as they adapt to a lower oil price environment. The oil-directed rig count decreased 51% in the U.S. as lower WTI prices have forced operators to reduce their exploration and development spending in order to protect their cash flows, as they focus more on production optimization opportunities. In Canada, the oil-directed rig count has decreased by 61% as many operators curtailed their drilling plans as most heavy oil sands projects are not economical at current oil prices. The natural gas-directed rig count in North America declined 32% in 2015 as natural gas prices deteriorated 40% compared to the 2014 average, with natural gas-directed drilling declining 32% in the U.S. and 33% in Canada.
Outside North America, the rig count decreased 13% in 2015 compared to 2014, also driven by reduced customer spending and a lower oil price environment. The rig count in Latin America decreased 20% as a result of customer budgetary constraints across most of the region, primarily in Mexico, Colombia, and Ecuador. The one exception was in the emerging unconventional plays in Argentina where activity remained relatively stable in 2015. The North Sea rig count decreased by 7%, largely due to a decline in the drilling activity in the Netherlands. The rig count in Continental Europe decreased by 24%, mainly as a result of reduced drilling in Turkey and Romania. In Africa, the rig count decreased 21%, predominantly due to reduced customer spending across the majority of the region, particularly in Libya, Chad, Angola, and Nigeria. The 2015 rig count in the Middle East remained unchanged from 2014 as activity declines in Iraq and Egypt were offset by increased activity in Saudi Arabia, Oman, Abu Dhabi and Kuwait. The rig count in Asia Pacific decreased 13% as a consequence of reduced drilling activity primarily in India, Indonesia, Australia and New Zealand.
2014 Compared to 2013
The rig count in North America increased 6% in 2014 compared to 2013 primarily driven by a 9% growth in oil-directed rigs. The oil-directed rig count increased 11% in the U.S. as a result of increased exploration and production spending, but decreased by 6% in Canada where many operators curtailed their oil-directed drilling plans in the second half of 2014 due to high oil price differentials as compared to WTI and wet weather in southern Alberta and Saskatchewan. The natural gas-directed rig count in North America declined 2% reflecting a 13% decrease in the U.S. partially offset by a 34% increase in Canada. Natural gas-directed drilling in the U.S. was negatively impacted by the continued weakness in North America natural gas prices which discouraged new investment in natural gas fields. In Canada, the increase in natural gas-directed rigs was driven by drilling in condensate rich zones in Alberta to service the oil sands drilling activity. Overall, Canada rig counts increased 7% in 2014 compared to 2013.
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
RESULTS OF OPERATIONS
The discussions below relating to significant line items from our consolidated statements of income (loss) are based on available information and represent our analysis of significant changes or events that impact the comparability of reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where reasonably practicable, have quantified the impact of such items. In addition, the discussions below for revenue and cost of revenue are on a total basis as the business drivers for product sales and services are similar. All dollar amounts in tabulations in this section are in millions of dollars, unless otherwise stated.

Revenue and Profit Before Tax
Revenue and profit (loss) before tax for each of our five operating segments is provided below. The performance of our operating segments is evaluated based on profit or loss before tax, which is defined as income or loss before income taxes and before the following: net interest expense, corporate expenses, and certain gains and losses, including impairment and restructuring charges, not allocated to the operating segments.
2015 Compared to 2014

	Year Ended December 31,
	2015	2014	$ Change	% Change
Revenue:
North America	$6,009	$12,078	$(6,069)	(50)%
Latin America	1,799	2,236	(437)	(20)%
Europe/Africa/Russia Caspian	3,278	4,417	(1,139)	(26)%
Middle East/Asia Pacific	3,441	4,456	(1,015)	(23)%
Industrial Services	1,215	1,364	(149)	(11)%
Total	$15,742	$24,551	$(8,809)	(36)%

	Year Ended December 31,
	2015	2014	$ Change	% Change
Profit (Loss) Before Tax:
North America	$(687)	$1,466	$(2,153)	(147)%
Latin America	134	290	(156)	(54)%
Europe/Africa/Russia Caspian	157	621	(464)	(75)%
Middle East/Asia Pacific	204	675	(471)	(70)%
Industrial Services	97	119	(22)	(18)%
Total Operations	(95)	3,171	(3,266)	(103)%
Corporate and other	(2,518)	(544)	(1,974)	363%
Total	$(2,613)	$2,627	$(5,240)	(199)%
North America
North America revenue for 2015 was $6.01 billion, a decrease of $6.07 billion, or 50%, compared to 2014. The steep reduction in commodity prices experienced by the industry in 2015 severely impacted onshore North America exploration and production companies as a result of the higher lifting cost per barrel of many of these producers. These operators have addressed these cash constraints by reducing drilling activity in less economical unconventional plays, delaying well completion activities, and driving price discounts from their service providers as they await higher commodity prices. These lower activity levels, as evident in the 47% rig count drop, and deteriorating pricing conditions were the main drivers for the revenue decline in this segment. All product lines have been unfavorably impacted by the drop in activity, with production chemicals, deepwater operations and artificial lift showing the most resilience. Additionally, the reduced activity and well completion delays created an oversupply of hydraulic fracturing equipment, which caused the price deterioration in the onshore pressure pumping product line to be more severe. As such, we lost market share in this product line in 2015 as we worked to maintain cash flow positive operations despite an oversupplied market.
North America loss before tax was $687 million in 2015, a decrease of $2.15 billion, or 147%, compared to profit before tax of $1.47 billion in 2014. The reduction in profitability was primarily due to the sharp decline in activity and an increasingly unfavorable pricing environment. Additionally, as a result of the industry downturn and its impact on our business, we incurred costs of $181 million in 2015 to write-down the carrying value of certain inventory. The impact from these unfavorable market conditions was partially mitigated by actions taken in the year to reduce our workforce, close and consolidate facilities and improve commercial terms with vendors, which ultimately resulted in lower operating costs.
Latin America
Latin America revenue for 2015 was $1.80 billion, a decrease of $437 million, or 20%, compared to 2014. The reduction in this segment is attributed to activity declines across the region as a result of customer budgetary constraints, predominately in the Andean area where the rig count has declined 46%, and in Venezuela where we restructured our operational footprint in late 2014. This reduction was partially offset by revenue growth in Brazil from share gains in our drilling services product line.
Latin America profit before tax decreased $156 million, or 54%, in 2015 compared to 2014. The reduction in profitability is mainly attributed to the decline in activity, foreign exchange losses, primarily in Argentina, and an increase in expense related to reserves for doubtful accounts. Additionally, we incurred costs of $13 million in 2015 to write-down the carrying value of certain inventory. This was partially offset by improvements made to our operational cost structure.
Europe/Africa/Russia Caspian (“EARC”)
EARC revenue for 2015 was $3.28 billion, a decrease of $1.14 billion, or 26%, compared to 2014. The decrease was driven mainly by activity declines and unfavorable pricing across the region. Revenue was also negatively impacted by the unfavorable change in foreign exchange rates, which accounted for approximately one third of the revenue reduction in 2015. The deconsolidation of a joint venture in North Africa late last year also contributed to the decline in revenue. All product lines have been unfavorably impacted by the drop in activity and price, with production chemicals and drilling services showing the most resilience.
EARC profit before tax decreased $464 million, or 75%, in 2015 compared to 2014. The unfavorable impact to profitability from pricing deterioration, lower activity levels, the change in foreign exchange rates, and increased costs related to reserves for doubtful accounts was partially offset by the savings from recent cost reduction measures. The unfavorable change in foreign exchange rates in 2015 accounted for approximately 40% of the decline in profitability. Also, 2014 included a $58 million charge associated with the restructuring of our operations in North Africa, and impairment of certain assets, that did not repeat in 2015.
Middle East/Asia Pacific (“MEAP”)
MEAP revenue for 2015 was $3.44 billion, a decrease of $1.02 billion, or 23%, compared to 2014. The revenue decline in this segment was driven primarily by lower activity across most of Asia, in particular China, Australia and Vietnam, and reduced revenue in Iraq. The revenue drop in Iraq is attributed to reduced activity, as evident by the 34% decline in rig count, and the rationalization of our operational footprint in the country, including completing our integrated operations activities. Revenue was also impacted by unfavorable pricing across the region.
MEAP profit before tax decreased $471 million, or 70%, in 2015 compared to 2014. The reduction in profitability was driven largely by lower activity levels and unfavorable pricing. The current year also includes charges related to reducing our operations in Iraq. These reductions were partially offset by the benefit of the recent cost-saving actions.
Industrial Services
Industrial Services revenue was $1.22 billion, a decrease of $149 million, or 11%, compared to 2014. The decline in revenue in this segment was driven primarily by reduced activity and the unfavorable change in foreign exchange rates.
Industrial Services profit before tax decreased 18% in 2015 compared to 2014. The reduction in profitability resulting from lower activity levels was partially offset by cost-saving efforts. However, Industrial Services profit before tax for the prior year included integration costs related to the pipeline services business acquired in 2014, which we did not incur in 2015.

2014 Compared to 2013

	Year Ended December 31,
	2014	2013	$ Change	% Change
Revenue:
North America	$12,078	$10,878	$1,200	11%
Latin America	2,236	2,307	(71)	(3)%
Europe/Africa/Russia Caspian	4,417	4,041	376	9%
Middle East/Asia Pacific	4,456	3,859	597	15%
Industrial Services	1,364	1,279	85	7%
Total	$24,551	$22,364	$2,187	10%

	Year Ended December 31,
	2014	2013	$ Change	% Change
Profit Before Tax:
North America	$1,466	$968	$498	51%
Latin America	290	66	224	339%
Europe/Africa/Russia Caspian	621	591	30	5%
Middle East/Asia Pacific	675	457	218	48%
Industrial Services	119	135	(16)	(12)%
Total Operations	3,171	2,217	954	43%
Corporate and other	(544)	(502)	(42)	8%
Total	$2,627	$1,715	$912	53%
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

Latin America
Latin America revenue decreased $71 million or 3% in 2014 compared to 2013. Revenue reductions in Brazil and Venezuela were partially offset by increased revenue throughout the rest of the region. Revenue declined across most product lines in Brazil due to lower activity levels in 2014, as evidenced by a 27% reduction in the rig count compared to 2013. Revenue in Venezuela decreased across all product lines as a result of the devaluation of the Bolivares Fuertes relative to the U.S. Dollar
Latin America profit before tax increased $224 million or 339% in 2014 compared to 2013. The significant improvement in profitability can be primarily attributed to cost reduction strategies implemented throughout the region in the second half of 2013, with particular focus on Brazil. 2013 includes a charge of $19 million for severance related to these actions. Increased activity in Argentina, Mexico and Ecuador also contributed to the profitability improvement in 2014. Profitability was also impacted by foreign exchange losses of $12 million and $23 million in 2014 and 2013, respectively, due to the currency devaluation in Venezuela.
Europe/Africa/Russia Caspian
EARC revenue increased $376 million or 9% in 2014 compared to 2013. In 2014, we delivered strong revenue growth in Africa, Continental Europe and Russia Caspian. Revenue was negatively impacted by the unfavorable change in exchange rates of several currencies including the Russian Ruble relative to the U.S. Dollar. In Africa, revenue increased as a result of activity growth and share gains across most of the region, predominately in West Africa. These increases were slightly offset by activity declines in Libya due to political instability during the third quarter of 2014. In Continental Europe, revenue growth was driven by increased demand for our completion and production product lines. In the Russia Caspian region, revenue growth was driven by increased activity in our completion and production product lines.
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
Middle East/Asia Pacific
MEAP revenue increased $597 million or 15% in 2014 compared to 2013, while the corresponding rig count increased only 7% over the same period. We posted strong revenue growth in virtually all geographies, most notably in Saudi Arabia, Iraq, the Arabian Gulf, Southeast Asia and China. In Saudi Arabia, revenue increases were primarily related to activity growth in our integrated operations contracts. In addition, we experienced strong demand for our drilling services and completion services product lines. In Iraq, revenue increased in 2014 over the prior year, as 2013 was negatively impacted by a significant disruption in operations in the fourth quarter partially offset by a decline in activity in 2014 due to a demobilization on a major contract. Revenue increased in the Arabian Gulf due to increased demand for our drilling services and pressure pumping product lines in the United Arab Emirates and India. Within Asia Pacific, revenue growth was strongest in South East Asia and China, predominately in our drilling services product line.
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
Costs and Expenses
The table below details certain data from our consolidated statements of income (loss) and as a percentage of revenue.

	2015		2014		2013
	$	%	$	%	$	%
Revenue	$15,742	100%	$24,551	100%	$22,364	100%
Cost of revenue	14,502	92%	19,746	80%	18,553	83%
Research and engineering	483	3%	613	2%	556	2%
Marketing, general and administrative	1,173	7%	1,271	5%	1,306	6%
Cost of Revenue
Cost of revenue as a percentage of revenue was 92% and 80% for 2015 and 2014, respectively. As a result of the steep decline in activity and customer spending, we experienced significant pricing pressure and a decline in the demand for our products and services. Despite actions to restructure our global operations to operate in a lower price and activity environment, the decline in revenue has outpaced the benefit of cost saving measures. Additionally, the product lines most significantly impacted by the downturn in rig activity are also the most capital-intensive. Accordingly, the fixed costs associated with those product lines lessened the positive impact of our cost reduction efforts in 2015. Cost of revenue for 2015 was also negatively impacted by a charge of $194 million to adjust the carrying value of certain inventory due to the industry-wide market decline, and $87 million of expenses related to the Merger.
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
Research and Engineering
Research and engineering expenses decreased 21% in 2015 compared to 2014, yet increased slightly as a percentage of revenue. The reduction in research and engineering expense was driven by cost reduction measures, partially offset by $17 million of expenses related to the Merger.
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

Marketing, General and Administrative
Marketing, general and administrative (“MG&A”) expenses decreased 8% in 2015 compared to 2014. The reduction in MG&A costs is mainly a result of workforce reductions and lower discretionary spending. Included in MG&A expenses for 2015 are costs of $191 million related to the Merger, which partially offset the impact of the cost reduction measures.
MG&A expenses decreased 3% in 2014 compared to 2013. MG&A expenses in 2014 includes a net gain of $34 million recognized on the deconsolidation of a jointly owned legal entity. Cost savings experienced across the organization were mostly offset by a charge of $14 million related to the impairment of a technology investment and $11 million of Merger related expenses. Also included in MG&A in 2014 and 2013 are foreign exchange losses of $12 million and $23 million, respectively, due to the currency devaluation in Venezuela.

Impairment and Restructuring Charges

During 2015, we recorded restructuring charges of $830 million consisting of $436 million for workforce reduction costs, $121 million for contract termination costs and $273 million for asset impairments related to excess machinery and equipment and facilities. Total cash paid during 2015 related to these charges was $446 million. In addition to our restructuring activities, in response to the downturn in the energy market and its impact on our business outlook, we determined that the carrying amount of a number of our assets exceeded their respective fair values; therefore, we recorded an impairment charge of $1.16 billion. These charges have been excluded from the results of our operating segments. For further discussion of these impairment and restructuring charges, see Note 3. “Impairment and Restructuring Charges” of the Notes to Financial Statements in Item 8 herein.

The reduction in costs from eliminating depreciation and reduced employee expenses in 2015 was approximately $700 million and is expected to be more than $1.6 billion on an annualized basis in 2016.
Litigation Settlement
During the second quarter of 2014, we recorded a charge of $62 million related to previously disclosed litigation settlements for wage and hour lawsuits. A portion of this settlement was to be paid on a claims made basis and during the second quarter of 2015, the date passed by which the class members could file a claim under this provision of the settlement agreement. The amount of claims made was less than estimated and, accordingly, we reduced the accrual by approximately $13 million, which was recorded as an adjustment for litigation settlements during the second quarter of 2015.
Interest Expense, Net
Interest expense, net of interest income of $20 million, was $217 million in 2015, a decrease of $15 million compared to $232 million in 2014. The decrease is due primarily to lower short-term borrowings in Latin America and an increase in interest income. Interest expense, net of interest income of $13 million, remained relatively flat in 2014 when compared to $234 million in 2013.
Income Taxes
Total income tax benefit was $639 million in 2015 compared to income tax expense of $896 million and $612 million for 2014 and 2013, respectively. Our effective tax rate on operating profits or losses in 2015, 2014 and 2013 was 24.5%, 34.1% and 35.7%, respectively. The 2015 effective tax rate is lower than the U.S. statutory income tax rate of 35% due to losses in foreign jurisdictions with no tax benefit and adjustments to prior years’ tax positions, partially offset by favorable amended returns and other return to accrual adjustments. The 2014 effective tax rate is lower than the U.S. statutory income tax rate of 35% due to lower rates on certain international operations, partially offset by state income taxes and adjustments to prior years’ tax positions. The 2013 effective tax rate is higher than the U.S. statutory income tax rate of 35% due to higher rates on certain international operations, primarily resulting from foreign losses with no tax benefit, and state income taxes partially offset by adjustments to prior years’ tax positions.

COMPLIANCE
We do business in more than 80 countries, including approximately 16 of the 40 countries having the lowest scores in the Transparency International’s Corruption Perception Index survey for 2015, which indicates high levels of corruption. We devote significant resources to the development, maintenance, communication and enforcement of our Business Code of Conduct, our anti-bribery compliance policies, our internal control processes and procedures and numerous other compliance related policies. Notwithstanding the devotion of such resources, and in part as a consequence thereof, from time to time we discover or receive information alleging potential violations of laws and regulations, including the FCPA and our policies, processes and procedures. We conduct timely internal investigations of these potential violations and take appropriate action depending upon the outcome of the investigation.
We anticipate that the devotion of significant resources to compliance-related issues, including the necessity for investigations, will continue to be an aspect of doing business in a number of the countries in which oil and natural gas exploration, development and production take place and in which we conduct operations. Compliance-related issues have, from time to time, limited our ability to do business or have raised the cost of operating in these countries. In order to provide products and services in some of these countries, we may in the future utilize ventures with third parties, sell products to distributors or otherwise modify our business approach in order to improve our ability to conduct our business in accordance with applicable laws and regulations and our Business Code of Conduct.
Our Best-in-Class Global Ethics and Compliance Program (our “Compliance Program”) is based on (i) our Core Values of Integrity, Performance, Teamwork, Learning and Courage; (ii) the standards contained in our Business Code of Conduct; and (iii) the laws of the countries where we operate. Our Compliance Program is referenced within the Company as “C2” or “Completely Compliant.” The Completely Compliant theme is intended to establish the proper Tone-at-the-Top throughout the Company. Employees are consistently reminded that they play a crucial role in ensuring that the Company always conducts its business ethically, legally and safely.
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

•
We have a centralized finance organization including an enterprise-wide accounting system and company-wide policies. In addition, the corporate audit function has incorporated anti-corruption procedures in audits of certain countries. We also conduct FCPA risk assessments and legal audit procedures relating to third party commercial agents in non-U.S. jurisdictions.

•
We continue to work to ensure that we have adequate legal compliance coverage around the world, including the coordination of compliance advice and customized training across all regions and countries where we do business.

•
We have a centralized human resources function, including, among other things, consistent standards for pre-hire screening of employees, the screening of existing employees prior to promoting them to positions where they may be exposed to corruption-related risks, and a uniform policy for new hire training with a compliance component.

LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility in order to fund the requirements of our business. At December 31, 2015, we had cash and cash equivalents of $2.32 billion, of which approximately $2.01 billion was held by foreign subsidiaries. A substantial portion of the cash held by foreign subsidiaries at December 31, 2015 was reinvested in our international operations as our intent is to use this cash to, among other things, fund the operations of our foreign subsidiaries. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds based on applicable U.S. tax rates net of foreign tax credits. We have a committed revolving credit facility (the "credit facility") with commercial banks and a related commercial paper program under which the maximum combined borrowing at any time under both the credit facility and the commercial paper program is $2.50 billion. At December 31, 2015, we had no commercial paper outstanding; therefore, the amount available for borrowing under the credit facility as of December 31, 2015 was $2.50 billion. We believe that cash on hand, cash flows generated from operations and the available credit facility, including the issuance of commercial paper, will provide sufficient liquidity to manage our global cash needs. In 2015, we used cash to pay for a variety of activities including working capital needs, capital expenditures and payment of dividends.
Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the years ended December 31:

(In millions)	2015	2014	2013
Operating activities	$1,796	$2,953	$3,161
Investing activities	(905)	(1,659)	(1,663)
Financing activities	(282)	(939)	(1,103)
Operating Activities
Cash flows from operating activities provided $1.80 billion and $2.95 billion for the years ended December 31, 2015 and 2014, respectively. Cash flows from operating activities decreased $1.16 billion in 2015 primarily due to the decrease in net income after noncash charges, partially offset by the reduction in working capital (receivables, inventories and accounts payable), which provided more cash in 2015 compared to 2014 due to lower activity levels. Additionally, the decrease in net income and market activity resulted in lower income taxes paid. Included in our cash flows from operating activities for 2015 are payments of $446 million made for employee severance and contract termination costs as a result of our restructuring activities initiated during the year.
Cash flows from operating activities provided $2.95 billion and $3.16 billion for the year ended December 31, 2014 and 2013, respectively. Cash flows from operating activities decreased $208 million in 2014 primarily due to the increase in working capital, which used more cash in 2014 compared to 2013, partially offset by the increase in net income. The main drivers of the increase in working capital were due to the increase in activity levels and the continuation of vendor management initiatives, partially offset by improved collections. Additionally, the increase in net income and market activity resulted in higher income taxes paid.
Investing Activities
Our principal recurring investing activity is the funding of capital expenditures to ensure that we have the appropriate levels and types of machinery and equipment in place to generate revenue from operations. Expenditures for capital assets totaled $965 million, $1.79 billion and $2.09 billion for 2015, 2014 and 2013, respectively. The decline in capital expenditures in 2015 is a result of lower demand for our products and services. While the majority of these expenditures were for machinery and equipment, it also includes expenditures for new facilities, expansions of existing facilities and other infrastructure projects.

Proceeds from the disposal of assets were $388 million, $437 million and $455 million for 2015, 2014 and 2013, respectively. These disposals related to equipment that was lost-in-hole and property, machinery, and equipment no longer used in operations that was sold throughout the year.
In 2015, we purchased short-term and long-term investment securities totaling $310 million. In 2014, we paid $314 million for acquisitions, net of cash acquired of $7 million. Under the Merger Agreement with Halliburton, as described in Note 2. "Halliburton Merger Agreement" of the Notes to Consolidated Financial Statements in Item 8 herein, we have restrictions on our ability to acquire or dispose of any businesses while the Merger is pending.
Financing Activities
We had net repayments of commercial paper and other short-term debt of $45 million, $248 million and $571 million in 2015, 2014 and 2013, respectively.
Total debt outstanding at December 31, 2015 was $4.04 billion, a decrease of $92 million compared to December 31, 2014. The total debt-to-capital (defined as total debt plus equity) ratio was 0.20 at December 31, 2015 and 0.18 at December 31, 2014. We received proceeds of $116 million, $216 million and $101 million in 2015, 2014 and 2013, respectively, from the issuance of common stock through the exercise of stock options and the employee stock purchase plan.
Our Board of Directors has authorized a program to repurchase our common stock from time to time. During 2013, our Board of Directors increased the authorization to purchase our common stock under our share repurchase program by $800 million. During 2015, we did not repurchase any shares of common stock. We had authorization remaining to repurchase approximately $1.05 billion in common stock at the end of 2015. During 2014, we repurchased 9.1 million shares of our common stock at an average price of $65.75 per share, for a total of $600 million. During 2013, we repurchased 6.3 million shares of our common stock at an average prices of $55.59 per share, for a total of $350 million.
We paid dividends of $297 million, $279 million and $267 million in 2015, 2014 and 2013, respectively.
Under the Merger Agreement with Halliburton, as described in Note 2. "Halliburton Merger Agreement" of the Notes to Consolidated Financial Statements in Item 8 herein, we have generally agreed not to repurchase any shares of common stock or increase the quarterly dividend while the Merger is pending.
Available Credit Facility

As discussed above, we have a committed revolving credit facility with commercial banks and a related commercial paper program under which the maximum combined borrowing at any time under both the credit facility and the commercial paper program is $2.5 billion. The credit facility matures in September 2016 and contains certain covenants which, among other things, restrict certain Merger transactions or the sale of all or substantially all of our assets or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the credit facility may be accelerated. Such events of default include payment defaults to lenders under the credit facility, covenant defaults and other customary defaults. We were in compliance with all of the credit facility’s covenants, and there were no direct borrowings under the credit facility during 2015. Under the commercial paper program, we may issue from time to time up to $2.5 billion in commercial paper with maturities of no more than 270 days. The amount available to borrow under the credit facility is reduced by the amount of any commercial paper outstanding. At December 31, 2015, we had no outstanding borrowings under the commercial paper program.
If market conditions were to change and our revenue was reduced significantly or operating costs were to increase, our cash flows and liquidity could be reduced. Additionally, it could cause the rating agencies to lower our credit rating. There are no ratings triggers that would accelerate the maturity of any borrowings under our committed credit facility. However, a downgrade in our credit ratings could increase the cost of borrowings under the credit facility and could also limit or preclude our ability to issue commercial paper. Should this occur, we would seek alternative sources of funding, including borrowing under the credit facility.

We believe our current credit ratings would allow us to obtain interim financing over and above our existing credit facility for any currently unforeseen significant needs.
Cash Requirements
In 2016, we believe cash on hand, cash flows from operating activities and the available credit facility will provide us with sufficient capital resources and liquidity to manage our working capital needs, meet contractual obligations, fund capital expenditures and dividends, and support the development of our short-term and long-term operating strategies. If necessary, we may issue commercial paper or other short-term debt to fund cash needs in the U.S. in excess of the cash generated in the U.S.
Our capital expenditures can be adjusted and managed by us to match market demand and activity levels. In light of the current market conditions, capital expenditures in 2016 will be made as appropriate at a rate that we estimate would equal $450 million to $550 million on an annualized basis. The expenditures are expected to be used primarily for normal, recurring items necessary to support our business. We also anticipate making income tax payments in the range of $300 million to $350 million in 2016. For all defined benefit, defined contribution and other postretirement plans, we expect to contribute between $245 million to $275 million to these plans in 2016. See Note 13. "Employee Benefit Plans" of the Notes to Consolidated Financial Statements in Item 8 herein for further discussion.
In May 2014, the Board of Directors approved a $0.02 per share increase in the quarterly cash dividend to $0.17 per share of common stock for the August 2014 holders of record over the previous quarter's dividend of $0.15 per share of common stock. We anticipate paying dividends in the range of $70 million to $78 million in the first quarter of 2016.
Under the Merger Agreement with Halliburton, as described in Note 2. "Halliburton Merger Agreement" of the Notes to Consolidated Financial Statements in Item 8 herein, we have agreed not to increase the quarterly dividend while the Merger is pending.
Contractual Obligations
In the table below, we set forth our contractual cash obligations as of December 31, 2015. Certain amounts included in this table are based on our estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors. The contractual cash obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

	Payments Due by Period
(In millions)	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	More Than 5 Years
Total debt and capital lease obligations (1)	$4,069	$151	$1,046	$34	$2,838
Estimated interest payments (2)	2,787	223	432	288	1,844
Operating leases (3)	590	183	184	72	151
Purchase obligations (4)	848	202	349	230	67
Liabilities for uncertain income tax positions (5)	312	93	54	127	38
Other long-term liabilities	137	34	37	6	60
Total (6)	$8,743	$886	$2,102	$757	$4,998

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

(3)	Amounts represent the future minimum payments under noncancelable operating leases with initial or remaining terms of one year or more. We enter into operating leases, some of which include renewal options; however, we have excluded renewal options from the table above unless it is anticipated that we will exercise such renewals.

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

(6)
Amounts do not include expected contributions to our pension and other postretirement defined benefit plans of between $80 million to $95 million in 2016 as the majority of these contributions are amounts in excess of minimum funding requirements and as such would not be considered a contractual obligation.

Off-Balance Sheet Arrangements
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees, which totaled approximately $1.2 billion at December 31, 2015. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our consolidated financial statements.
As of December 31, 2015, we had no material off-balance sheet financing arrangements other than normal operating leases, as discussed above. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures as well as disclosures about any contingent assets and liabilities. We base these estimates and judgments on historical experience and other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects are subject to uncertainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the business environment in which we operate changes.
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
Allowance for Doubtful Accounts
The determination of the collectability of amounts due from our customers requires us to make judgments and estimates regarding our customers’ ability to pay amounts due us in order to determine the amount of valuation allowances required for doubtful accounts. We monitor our customers’ payment history and current credit worthiness to determine that collectability is reasonably assured. We also consider the overall business climate in which our customers operate. Provisions for doubtful accounts are recorded based on the aging status of the customer accounts or when it becomes evident that the customer will not make the required payments at either contractual due dates or in the future. At December 31, 2015 and 2014, the allowance for doubtful accounts totaled $383 million, or 11%, and $224 million, or 4%, of total gross accounts receivable, respectively. We believe that our allowance for doubtful accounts is adequate to cover potential bad debt losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required. A five percent change in the allowance for doubtful accounts would have had an impact on income before income taxes of approximately $19 million in 2015.
Inventory Reserves
Inventory is a significant component of current assets and is stated at the lower of cost or market. This requires us to record provisions and maintain reserves for excess, slow moving and obsolete inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand, market conditions, production requirements and technological developments. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential future outcomes. At December 31, 2015 and 2014, inventory reserves totaled $278 million, or 9%, and $319 million, or 7%, of gross inventory, respectively. We believe that our reserves are adequate to properly value potential excess, slow moving and obsolete inventory under current conditions. Significant or unanticipated changes to our estimates and forecasts could impact the amount and timing of any additional provisions for excess, slow moving or obsolete inventory that may be required. A five percent change in this inventory reserve balance would have had an impact on income before income taxes of approximately $14 million in 2015.
Goodwill and Other Long-Lived Assets
The purchase price of acquired businesses is allocated to its identifiable assets and liabilities based upon estimated fair values as of the acquisition date. Goodwill is the excess of the purchase price over the fair value of tangible and identifiable intangible assets and liabilities acquired in a business acquisition. Our goodwill at December 31, 2015 and 2014, totaled $6.07 billion and $6.08 billion, respectively. We perform an annual test of goodwill for impairment as of October 1 of each year for each of our reporting units which are the same as our five reportable segments. When performing the annual impairment test we have the option of performing a qualitative or quantitative assessment to determine if an impairment has occurred. If a qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would be required to perform a quantitative impairment test for goodwill. In 2015 and 2014, we performed a qualitative assessment for our annual goodwill impairment test. In 2013, a quantitative assessment for the determination of impairment was made by comparing the carrying amount of each reporting unit with its fair value.
In performing our annual goodwill impairment analysis for 2015, our qualitative assessment included consideration of current industry and market conditions and circumstances as well as any mitigating factors that would most affect the fair value of the Company and its reporting units. Among those mitigating factors, we considered the value of the consideration to be received at closing of the Merger, based on the terms of the Merger Agreement, compared to the carrying value of the Company and its reporting units. Based on our assessment and consideration of the totality of the facts and circumstances, including our business environment in the fourth quarter of 2015, we determined that it was not more likely than not that the fair value of the Company or any of its reporting units is less than their respective carrying amounts. As such, no impairments of goodwill were recorded for the year ended December 31, 2015, or any of the prior years included in the accompanying financial statements.
In determining the carrying amount of reporting units, corporate and other assets and liabilities are allocated to the extent that they relate to the operations of those reporting units. When necessary, we calculate the fair value of a reporting unit using various valuation techniques, including a market approach, a comparable transactions approach and discounted cash flow ("DCF") methodology. The market approach and comparable transactions approach provide value indications for a company through a comparison with guideline public companies or guideline transactions, respectively. Both entail selecting relevant financial information of the subject company, and capitalizing those amounts using valuation multiples that are based on empirical market observations. The DCF methodology includes, but is not limited to, assumptions regarding matters such as discount rates, anticipated growth rates, expected profitability rates and the timing of expected future cash flows. Unanticipated changes, including even small revisions, to these assumptions could result in a provision for impairment in a future period. In addition, a decline in our stock price could result in an impairment. Given the nature of these evaluations and their application to specific assets and time-frames, it is not possible to reasonably quantify the impact of changes in these assumptions.

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
We operate in more than 80 countries under many legal forms. As a result, we are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among these governments. Our operations in these different jurisdictions are taxed on various bases, including actual income before taxes, deemed profits (which are generally determined using a percentage of revenue rather than profits) and withholding taxes based on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact on the amount of income taxes that we provide during any given year.
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
In addition to the aforementioned assessments that have been received from various tax authorities, we also provide for taxes for uncertain tax positions where formal assessments have not been received. The determination of these liabilities requires the use of estimates and assumptions regarding future events. Once established, we adjust these amounts only when more information is available or when a future event occurs necessitating a change to the reserves such as changes in the facts or law, judicial decisions regarding the application of existing law or a favorable audit outcome. We believe that the resolution of tax matters will not have a material effect on the consolidated financial condition of the Company, although a resolution could have a material impact on our consolidated statements of income (loss) for a particular period and on our effective tax rate for any period in which such resolution occurs.
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
The discount rate enables us to determine expected future cash flows at a present value on the measurement date. The development of the discount rate for our largest plans was based on a bond matching model whereby the cash flows underlying the projected benefit obligation are matched against a yield curve constructed from a bond portfolio of high-quality, fixed-income securities. Use of a lower discount rate would increase the present value of benefit obligations and increase pension expense. We used a weighted average discount rate of 3.6% in 2015, 4.5% in 2014 and 4.0% in 2013 to determine pension expense. A 50 basis point reduction in the weighted average discount rate would have increased pension expense and the projected benefit obligation of our principal pension plans by approximately $7 million and $85 million, respectively, in 2015.
To determine the expected rate of return on plan assets, we consider the current and target asset allocations, as well as historical and expected future returns on various categories of plan assets. A lower rate of return would decrease plan assets which results in higher pension expense. We assumed a weighted average expected rate of return on our plan assets of 6.8% in 2015, 6.7% in 2014 and 6.9% in 2013. A 50 basis point reduction in the weighted average expected rate of return on assets of our principal pension plans would have increased pension expense by approximately $7 million in 2015.
NEW ACCOUNTING STANDARDS UPDATES
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The pronouncement is to be applied retrospectively and is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted as of January 1, 2017. We have not completed an evaluation of the impact the pronouncement will have on our consolidated financial statements and related disclosures.
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
In April 2015, the FASB issued ASU No. 2015-5, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The ASU provides guidance to customers about whether a cloud computing arrangement includes a software license and the related accounting treatment. The pronouncement is effective for annual reporting periods beginning after December 15, 2015. Adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements and related disclosures.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires inventory measured using the FIFO or average cost methods to be subsequently measured at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Currently, inventory measured using these methods is required to be subsequently measured at the lower of cost or market with market defined as replacement cost, net realizable value or net realizable value less a normal profit margin. This pronouncement is effective for annual reporting periods beginning after December 15, 2016 on a prospective basis. Early adoption is permitted. We have not completed an evaluation of the impact the pronouncement will have on our consolidated financial statements and related disclosures.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as noncurrent on the balance sheet. The pronouncement is effective for annual reporting periods beginning after December 15, 2016, and may be applied either prospectively or retrospectively. We have not completed an evaluation of the impact the pronouncement will have on our consolidated financial statements and related disclosures.
RELATED PARTY TRANSACTIONS
There were no significant related party transactions during the three years ended December 31, 2015.
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
All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all risk factors, these risks and uncertainties include the factors and the timing of any of those factors identified in this annual report under Item 1A. Risk Factors and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and those set forth from time to time in our filings with the SEC. These documents are available through our website or through the SEC’s Electronic Data Gathering and Analysis Retrieval (EDGAR) system at http://www.sec.gov. In light of such risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. These forward-looking statements speak only as of the date of this annual report, or if earlier, as of the date they were made. We do not intend to, and disclaim any obligation to, update or revise any forward-looking statements unless required by securities law.
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

INTEREST RATE RISK
We have debt in fixed and floating rate instruments. We are subject to interest rate risk on our debt and investment portfolio. We maintain an interest rate risk management strategy which primarily uses a mix of fixed and variable rate debt that is intended to mitigate the risk exposure to changes in interest rates in the aggregate. We may use interest rate swaps to manage the economic effect of fixed rate obligations associated with certain debt. There were no outstanding interest rate swap agreements as of December 31, 2015 or 2014. The following table sets forth our fixed rate long-term debt and the related weighted average interest rates by expected maturity dates.

(In millions)	2016	2017	2018	2019	2020	Thereafter	Total (3)
As of December 31, 2015
Long-term debt (1) (2)	$—	$24	$1,022	$22	$12	$2,838	$3,918
Weighted average interest rates	—	7.77%	7.28%	5.94%	5.03%	5.18%	5.79%
As of December 31, 2014
Long-term debt (1) (2)	$27	$20	$1,022	$22	$12	$2,838	$3,941
Weighted average interest rates	8.44%	7.88%	7.28%	5.94%	5.03%	5.18%	5.83%

(1)	Amounts do not include any unamortized discounts, premiums or deferred issuance costs on our fixed rate long-term debt.

(2)	Fair market value of our fixed rate long-term debt was $4.17 billion at December 31, 2015 and $4.44 billion at December 31, 2014.

(3)	Amounts represent the principal value of our long-term debt outstanding and related weighted average interest rates at the end of the respective period.
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
At December 31, 2015 and 2014, we had outstanding foreign currency forward contracts with notional amounts aggregating $499 million and $580 million, respectively, to hedge exposure to currency fluctuations in various foreign currencies. These contracts are either undesignated hedging instruments or designated and qualify as fair value hedging instruments. The notional amounts of our foreign currency forward contracts do not generally represent amounts exchanged by the parties, and thus are not a measure of the cash requirements related to these contracts or of any possible loss exposure. The amounts actually exchanged are calculated by reference to the notional amounts and by other terms of the derivative contracts, such as exchange rates. Based on quoted market prices as of December 31, 2015 and 2014 for contracts with similar terms and maturity dates, we recorded losses of $1 million and $11 million, respectively, to adjust these foreign currency forward contracts to their fair market value. These losses offset designated foreign currency exchange gains resulting from the underlying exposures and are included in MG&A expenses in the consolidated statements of income (loss).

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2015. This conclusion is based on the recognition that there are inherent limitations in all systems of internal control. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
February 16, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Baker Hughes Incorporated
Houston, Texas
We have audited the accompanying consolidated balance sheets of Baker Hughes Incorporated and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income (loss), comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included financial statement schedule II, valuation and qualifying accounts, listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Baker Hughes Incorporated and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 16, 2016

BAKER HUGHES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
(In millions, except per share amounts)	2015	2014	2013
Revenue:
Sales	$5,649	$8,056	$7,594
Services	10,093	16,495	14,770
Total revenue	15,742	24,551	22,364
Costs and expenses:
Cost of sales	4,863	6,294	5,932
Cost of services	9,639	13,452	12,621
Research and engineering	483	613	556
Marketing, general and administrative	1,173	1,271	1,306
Impairment and restructuring charges	1,993	—	—
Litigation settlements	(13)	62	—
Total costs and expenses	18,138	21,692	20,415
Operating (loss) income	(2,396)	2,859	1,949
Interest expense, net	(217)	(232)	(234)
(Loss) income before income taxes	(2,613)	2,627	1,715
Income taxes	639	(896)	(612)
Net (loss) income	(1,974)	1,731	1,103
Net loss (income) attributable to noncontrolling interests	7	(12)	(7)
Net (loss) income attributable to Baker Hughes	$(1,967)	$1,719	$1,096

Basic (loss) earnings per share attributable to Baker Hughes	$(4.49)	$3.93	$2.47

Diluted (loss) earnings per share attributable to Baker Hughes	$(4.49)	$3.92	$2.47
See Notes to Consolidated Financial Statements

BAKER HUGHES INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In millions)	2015	2014	2013
Net (loss) income	$(1,974)	$1,731	$1,103
Other comprehensive (loss) income:
Foreign currency translation adjustments during the period	(241)	(216)	(61)
Pension and other postretirement benefits, net of tax (2015 - $15; 2014 - $9; 2013 - $(23))	(15)	(29)	33
Other comprehensive loss	(256)	(245)	(28)
Comprehensive (loss) income	(2,230)	1,486	1,075
Comprehensive loss (income) attributable to noncontrolling interests	7	(12)	(7)
Comprehensive (loss) income attributable to Baker Hughes	$(2,223)	$1,474	$1,068
See Notes to Consolidated Financial Statements

BAKER HUGHES INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except par value)	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$2,324	$1,740
Accounts receivable - less allowance for doubtful accounts (2015 - $383; 2014 - $224)	3,217	5,418
Inventories, net	2,917	4,074
Deferred income taxes	301	418
Other current assets	509	395
Total current assets	9,268	12,045

Property, plant and equipment - less accumulated depreciation (2015 - $7,378; 2014 - $8,215)	6,693	9,063
Goodwill	6,070	6,081
Intangible assets, net	583	812
Other assets	1,466	826
Total assets	$24,080	$28,827
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$1,409	$2,807
Short-term debt and current portion of long-term debt	151	220
Accrued employee compensation	690	782
Income taxes payable	55	265
Other accrued liabilities	470	563
Total current liabilities	2,775	4,637

Long-term debt	3,890	3,913
Deferred income taxes and other tax liabilities	252	740
Liabilities for pensions and other postretirement benefits	646	629
Other liabilities	135	178
Commitments and contingencies

Equity:
Common stock, one dollar par value (shares authorized - 750; issued and outstanding: 2015 - 437; 2014 - 434)	437	434
Capital in excess of par value	7,261	7,062
Retained earnings	9,614	11,878
Accumulated other comprehensive loss	(1,005)	(749)
Treasury stock	(9)	—
Baker Hughes stockholders’ equity	16,298	18,625
Noncontrolling interests	84	105
Total equity	16,382	18,730
Total liabilities and equity	$24,080	$28,827
See Notes to Consolidated Financial Statements

BAKER HUGHES INCORPORATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Baker Hughes Stockholders' Equity
(In millions, except per share amounts)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total
Balance at December 31, 2012	$441	$7,495	$9,609	$(476)	$—	$199	$17,268
Comprehensive income:
Net income			1,096			7	1,103
Other comprehensive loss				(28)			(28)
Activity related to stock plans	3	75					78
Repurchase and retirement of common stock	(6)	(344)					(350)
Stock-based compensation cost		115					115
Cash dividends ($0.60 per share)			(267)				(267)
Net activity related to noncontrolling interests						(7)	(7)
Balance at December 31, 2013	$438	$7,341	$10,438	$(504)	$—	$199	$17,912
Comprehensive income:
Net income			1,719			12	1,731
Other comprehensive loss				(245)			(245)
Activity related to stock plans	5	200					205
Repurchase and retirement of common stock	(9)	(591)					(600)
Stock-based compensation cost		122					122
Cash dividends ($0.64 per share)			(279)				(279)
Net activity related to noncontrolling interests		(10)				(106)	(116)
Balance at December 31, 2014	$434	$7,062	$11,878	$(749)	$—	$105	$18,730
Comprehensive income:
Net loss			(1,967)			(7)	(1,974)
Other comprehensive loss				(256)			(256)
Activity related to stock plans	3	101			(9)		95
Stock-based compensation cost		120					120
Cash dividends ($0.68 per share)			(297)				(297)
Net activity related to noncontrolling interests		(22)				(14)	(36)
Balance at December 31, 2015	$437	$7,261	$9,614	$(1,005)	$(9)	$84	$16,382
See Notes to Consolidated Financial Statements

BAKER HUGHES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2015	2014	2013
Cash flows from operating activities:
Net (loss) income	$(1,974)	$1,731	$1,103
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	1,742	1,814	1,698
(Benefit) provision for deferred income taxes	(809)	(70)	1
Gain on disposal or deconsolidation of assets	(157)	(297)	(275)
Stock-based compensation cost	120	122	115
Provision for doubtful accounts	193	102	75
Loss on impairment of assets	1,436	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,943	(524)	(453)
Inventories	1,092	(259)	(120)
Accounts payable	(1,349)	291	845
Income taxes payable	(305)	90	(31)
Other operating items, net	(136)	(47)	203
Net cash flows provided by operating activities	1,796	2,953	3,161
Cash flows from investing activities:
Expenditures for capital assets	(965)	(1,791)	(2,085)
Proceeds from disposal of assets	388	437	455
Purchase of investment securities	(310)	—	—
Acquisition of businesses, net of cash acquired	—	(314)	(22)
Other investing items, net	(18)	9	(11)
Net cash flows used in investing activities	(905)	(1,659)	(1,663)
Cash flows from financing activities:
Net repayments of commercial paper borrowings and other debt with three months or less original maturity	(53)	(216)	(650)
Repayment of short-term debt with greater than three months original maturity	(293)	(217)	(163)
Proceeds of short-term debt with greater than three months original maturity	301	185	242
Repurchase of common stock	—	(600)	(350)
Proceeds from issuance of common stock	116	216	101
Dividends paid	(297)	(279)	(267)
Other financing items, net	(56)	(28)	(16)
Net cash flows used in financing activities	(282)	(939)	(1,103)
Effect of foreign exchange rate changes on cash and cash equivalents	(25)	(14)	(11)
Increase in cash and cash equivalents	584	341	384
Cash and cash equivalents, beginning of period	1,740	1,399	1,015
Cash and cash equivalents, end of period	$2,324	$1,740	$1,399
Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$483	$881	$651
Interest paid	$242	$250	$247
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$44	$171	$142
See Notes to Consolidated Financial Statements

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Baker Hughes Incorporated (“Baker Hughes,” “Company,” “we,” “our,” or “us,”) is a leading supplier of oilfield services, products, technology and systems used in the worldwide oil and natural gas industry. We also provide products and services for other businesses including downstream chemicals, and process and pipeline services.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of any contingent assets or liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty, and accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. While we believe that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates. Estimates are used for, but are not limited to, determining the following: allowance for doubtful accounts and inventory valuation reserves; recoverability of long-lived assets; useful lives used in depreciation and amortization; income taxes and related valuation allowances; accruals for contingencies; actuarial assumptions to determine costs and liabilities related to employee benefit plans; stock-based compensation expense and the fair value of assets acquired and liabilities assumed in acquisitions.
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
Research and Engineering
Research and engineering expenses are expensed as incurred and include costs associated with the research and development of new products and services and costs associated with sustaining engineering of existing

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

products and services. Costs for research and development of new products and services were $347 million, $430 million and $370 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Cash and Cash Equivalents
Cash equivalents include only those investments with an original maturity of three months or less. We maintain cash deposits with financial institutions that may exceed federally insured limits. We monitor the credit ratings and our concentration of risk with these financial institutions on a continuing basis to safeguard our cash deposits.
Allowance for Doubtful Accounts
We establish an allowance for doubtful accounts based on various factors including the payment history and financial condition of our customers and the economic environment. Provisions for doubtful accounts are recorded based on the aging status of the customer accounts or when it becomes evident that the customer will not make the required payments at either contractual due dates or in the future. Provision for doubtful accounts recorded in cost of sales was $193 million, $102 million and $75 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Concentration of Credit Risk
We grant credit to our customers who primarily operate in the oil and natural gas industry. Although this concentration affects our overall exposure to credit risk, our trade receivables are spread over a diverse group of customers across many countries, which mitigates this risk. We perform periodic credit evaluations of our customers’ financial condition, including monitoring our customers’ payment history and current credit worthiness to manage this risk. We do not generally require collateral in support of our trade receivables, but we may require payment in advance or security in the form of a letter of credit or bank guarantee. During 2015, 2014 and 2013, no individual customer accounted for more than 10% of our consolidated revenue.
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the average cost method, and includes the cost of materials, labor and manufacturing overhead. As necessary, we record provisions and maintain reserves for excess, slow moving and obsolete inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand, market conditions, production requirements and technological developments.
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

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

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
We perform an annual impairment test of goodwill for each of our reporting units as of October 1, or more frequently if an event occurs or circumstances change to indicate that it is more likely than not that an impairment may exist. Our reporting units are based on our organizational and reporting structure and are the same as our five reportable segments. Corporate and other assets and liabilities are allocated to the reporting units to the extent that they relate to the operations of those reporting units in determining their carrying amount. When performing the annual impairment test we have the option of first performing a qualitative assessment to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, we would then be required to perform a quantitative impairment assessment of goodwill. However, if the assessment leads to a determination that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then no further assessments are required. In 2015 and 2014, we performed a qualitative assessment for our annual goodwill impairment test. In 2013, a quantitative assessment for the determination of impairment was made by comparing the carrying amount of each reporting unit with its fair value, which is generally calculated using a combination of market, comparable transaction and discounted cash flow approaches.
In performing our annual goodwill impairment analysis for 2015, our qualitative assessment included consideration of current industry and market conditions and circumstances as well as any mitigating factors that would most affect the fair value of the Company and its reporting units. Among those mitigating factors, we considered the value of the consideration to be received at closing of the Merger (as defined below), based on the terms of the Merger Agreement (as defined below), compared to the carrying value of the Company and its reporting units. Based on our assessment and consideration of the totality of the facts and circumstances, including our business environment in the fourth quarter of 2015, we determined that it is not more likely than not that the fair value of the Company or any of its reporting units is less than their respective carrying amounts; however, a decline in our stock price could require an impairment in future periods. As such, no impairments of goodwill were recorded for the year ended December 31, 2015, or any of the prior years included in the accompanying financial statements.
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

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

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
Foreign Currency
A number of our significant foreign subsidiaries have designated the local currency as their functional currency and, as such, gains and losses resulting from balance sheet translation of foreign operations are included as a separate component of accumulated other comprehensive loss within stockholders’ equity. Gains and losses from foreign currency transactions, such as those resulting from the settlement of receivables or payables in the non-functional currency, are included in marketing, general and administrative (“MG&A”) expenses in the consolidated statements of income (loss) as incurred. For those foreign subsidiaries that have designated the U.S. Dollar ("USD") as the functional currency, monetary assets and liabilities are remeasured at period-end exchange rates, and nonmonetary items are remeasured at historical exchange rates. Gains and losses resulting from this balance sheet remeasurement are also included in MG&A expenses as incurred.
In 2015 and 2014, the Venezuelan government modified its currency exchange systems, which impacted the rate at which we could reasonably expect to exchange the Venezuelan Bolivars Fuertes ("BsF") for the U.S. Dollar. As a result of the change in the exchange rate, in 2015 and 2014, we recognized a foreign currency loss of approximately $5 million and $12 million, respectively, related to the remeasurement of our BsF denominated assets and liabilities. This loss was recorded in MG&A expenses. We believe any further devaluation of Venezuela's currency would not have a material impact on our financial position, results of operations or cash flows.
In 2013, Venezuela's currency was devalued from the prior exchange rate of 4.3 BsF per USD to 6.3 BsF per USD. The impact of this devaluation was a loss of $23 million that was recorded in MG&A expenses.
Fair Value Measurement
The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at a measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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
Financial Instruments
Our financial instruments include cash and cash equivalents, accounts receivable, investments, accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of our financial instruments at December 31, 2015 and 2014 approximates their carrying value as

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

reflected in our consolidated balance sheets. For further information on the fair value of our debt, see Note 12. "Indebtedness."
We monitor our exposure to various business risks including commodity prices, foreign currency exchange rates and interest rates and regularly use derivative financial instruments to manage these risks. Our policies do not permit the use of derivative financial instruments for speculative purposes. At the inception of a new derivative, we designate the derivative as a hedge or we determine the derivative to be undesignated as a hedging instrument. We document the relationships between the hedging instruments and the hedged items, as well as our risk management objectives and strategy for undertaking various hedge transactions. We assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item at both the inception of the hedge and on an ongoing basis.
We have a program that utilizes foreign currency forward contracts to reduce the risks associated with the effects of certain foreign currency exposures. Under this program, our strategy is to have gains or losses on the foreign currency forward contracts mitigate the foreign currency transaction and translation gains or losses to the extent practical. These foreign currency exposures typically arise from changes in the value of assets and liabilities which are denominated in currencies other than the functional currency. Our foreign currency forward contracts generally settle in less than 180 days. We record all derivatives as of the end of our reporting period in our consolidated balance sheet at fair value. For those forward contracts designated as fair value hedging instruments or held as undesignated hedging instruments, we record the changes in fair value of the forward contracts in our consolidated statements of income (loss) along with the change in fair value of the hedged item. Changes in the fair value of forward contracts designated as cash flow hedging instruments are recognized in other comprehensive income until the hedged item is recognized in earnings. For derivatives designated as a cash flow hedge, the ineffective portion of that derivative's change in fair value is recognized in earnings. Recognized gains and losses on derivatives entered into to manage foreign currency exchange risk are included in MG&A expenses in the consolidated statements of income (loss).
We had outstanding foreign currency forward contracts with notional amounts aggregating $499 million and $580 million to hedge exposure to currency fluctuations in various foreign currencies at December 31, 2015 and 2014, respectively. Based on quoted market prices as of December 31, 2015 or 2014 for forward contracts with similar terms and maturity dates, we recorded losses of $1 million and $11 million, respectively, to adjust these forward contracts to their fair market value.
New Accounting Standards Updates
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The pronouncement is to be applied retrospectively and is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted as of January 1, 2017. We have not completed an evaluation of the impact the pronouncement will have on our consolidated financial statements and related disclosures.
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
In April 2015, the FASB issued ASU No. 2015-5, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The ASU provides guidance to customers about whether a cloud computing arrangement includes a software license and the related accounting treatment. The pronouncement is effective for annual reporting periods

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

beginning after December 15, 2015. Adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements or related disclosures.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires inventory measured using the FIFO or average cost methods to be subsequently measured at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Currently, inventory measured using these methods is required to be subsequently measured at the lower of cost or market with market defined as replacement cost, net realizable value or net realizable value less a normal profit margin. This pronouncement is effective for annual reporting periods beginning after December 15, 2016 on a prospective basis. Early adoption is permitted. We have not completed an evaluation of the impact the pronouncement will have on our consolidated financial statements and related disclosures.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as noncurrent on the balance sheet. The pronouncement is effective for annual reporting periods beginning after December 15, 2016, and may be applied either prospectively or retrospectively. We have not completed an evaluation of the impact the pronouncement will have on our consolidated financial statements and related disclosures.
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
On March 27, 2015, Halliburton's stockholders approved the proposal to issue shares of Halliburton common stock as contemplated by the Merger Agreement. In addition, Baker Hughes’ stockholders adopted the Merger Agreement and thereby approved the proposed combination of the two companies. The obligation of the parties to consummate the Merger is still subject to additional customary closing conditions, including: (i) applicable regulatory approvals; (ii) the absence of legal restraints and prohibitions; and (iii) other customary closing conditions. Halliburton is required to take all actions necessary to obtain regulatory approvals (including agreeing to divestitures) unless the assets, businesses or product lines subject to such actions would account for more than $7.5 billion of 2013 revenue.
Under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") and the rules promulgated thereunder by the Federal Trade Commission (the “FTC”), the Merger cannot be completed until each of Halliburton and Baker Hughes has filed a notification and report form with the FTC and the Antitrust Division of the Department of Justice (the “DOJ”) under the HSR Act and the applicable waiting period has expired or been terminated. Each of Halliburton and Baker Hughes filed an initial notification and report form on December 8, 2014. Halliburton withdrew its filing on January 7, 2015 and refiled on January 9, 2015 in order to provide the FTC and the DOJ with an additional 30-day period to review the filings. On February 9, 2015, the DOJ issued a request for additional information under the HSR Act (the “Second Request”). On July 10, 2015, Halliburton and Baker Hughes entered into a timing agreement with the DOJ, and on September 28, 2015, Halliburton and Baker Hughes announced an amendment to the timing agreement which extended the period for the DOJ's review of the Merger to the later of December 15, 2015 or 30 days following the date on which both companies have certified final, substantial compliance with the Second Request.
On December 16, 2015, Baker Hughes' and Halliburton's timing agreement with the DOJ expired without reaching a settlement or the DOJ initiating litigation to block the pending Merger. The companies intend to continue their discussions with the DOJ and other competition agencies that have expressed an interest in the transaction, and remain focused on completing the Merger as early as possible in 2016. In that regard, Baker Hughes and Halliburton have agreed to extend the period for the parties to obtain required competition approvals to April 30,

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

2016, as permitted under the Merger Agreement, though the parties would proceed with closing prior to such date if all relevant competition approvals have been obtained. If review by the relevant competition authorities extends beyond April 30, 2016, the Merger Agreement does not terminate automatically; the parties may continue to seek relevant competition approvals or either of the parties may terminate the Merger Agreement. Baker Hughes cannot predict with certainty when, or if, the Merger will be completed because completion of the Merger is subject to conditions beyond the control of Baker Hughes.
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
Baker Hughes incurred costs related to the Merger of $295 million during 2015, including costs under our retention program and obligations for minimum incentive compensation costs, which, based on meeting eligibility criteria, have been treated as Merger related expenses.
NOTE 3. IMPAIRMENT AND RESTRUCTURING CHARGES
IMPAIRMENT CHARGES
We conduct impairment tests on long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on estimated future cash flows. In the fourth quarter of 2015, negative market sentiment increased and oil prices fell to a seven year low. Additionally, the current market outlook is for a prolonged recovery. We considered these events to be possible impairment indicators and performed testing of long-lived assets for impairment.
As a result of our testing, certain machinery and equipment, with a total carrying value of $1.64 billion, was written down to its estimated fair value, resulting in an impairment charge of $1.05 billion. Additionally, certain intangible assets, comprised of customer relationships and trade names, with a total carrying value of $178 million, were written down to their estimated fair values, resulting in an impairment charge of $116 million. Total impairment charges for 2015 were $1.16 billion. The majority of the machinery and equipment and intangible assets impaired related to our pressure pumping business in North America. The estimated fair values for these assets were determined using discounted future cash flows. The significant level 3 unobservable inputs used in the

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

determination of the fair value of these assets were the estimated future cash flows and the weighted average cost of capital of 9.8%.
RESTRUCTURING CHARGES
Beginning in the second half of 2014 and throughout 2015, the oil and natural gas market experienced a significant over supply of capacity leading to a substantial and rapid decline in oil prices resulting in significantly lower activity and customer spending. Accordingly, to adjust to the lower level of activity, beginning in the first quarter of 2015, we initiated actions to restructure and adjust our operations and cost structure to reflect current and expected near-term activity levels. These restructuring activities included workforce reductions, contract terminations, facility closures and the removal of excess machinery and equipment that resulted in asset impairments. As a result of these restructuring activities, we recorded restructuring charges of $830 million in 2015. Depending on future market conditions and activity levels, further actions may be necessary to adjust our operations which may result in additional charges.
Our restructuring charges as summarized below:

Restructuring Charges	Year Ended December 31, 2015
Workforce reductions	$436
Contract terminations	121
Impairment of buildings and improvements	82
Impairment of machinery and equipment	191
Total restructuring charges	$830
Workforce reduction costs: During 2015, we initiated workforce reductions that will result in the elimination of approximately 18,000 positions worldwide. As of December 31, 2015, we have eliminated approximately 17,000 positions. As a result of these workforce reductions, we recorded a charge for severance expense of $436 million during 2015, net of related employee benefit plan gains of $10 million. As of December 31, 2015, we have made payments totaling $365 million relating to workforce reductions. We expect that substantially all of the accrued severance remaining will be paid by the middle of 2016.

Contract termination costs: During 2015, we incurred costs of $121 million to terminate or restructure various contracts, primarily in North America. This includes the accrual for costs to settle leases on closed facilities and certain equipment, and other estimated exit costs, and is net of expected sublease income. This also includes costs to terminate or restructure certain take-or-pay supply contracts related to the purchase of materials used in our pressure pumping operations in North America, including the write-off of $14 million of prepayments made in 2014. As of December 31, 2015, we have made payments totaling $81 million relating to contract termination costs.
Impairment of buildings and improvements: We are consolidating facilities and shutting down certain operations and as a result are closing and abandoning or selling certain facilities, both owned and leased. During 2015, we recognized $82 million of impairment charges related to facilities primarily in North America and Latin America. For leased facilities, this charge includes the impairment of the leasehold improvements made to those facilities.
Impairment of machinery and equipment: We are exiting or substantially downsizing our presence in select markets primarily in our pressure pumping product line in North America and Latin America. During 2015, we recognized $191 million of impairment losses to adjust the carrying value of certain machinery and equipment to its fair value, net of costs to dispose. We are currently in the process of disposing of this machinery and equipment through sale or scrap.
OTHER CHARGES
In addition to the matters described above, during 2015, we also recorded charges of $194 million, of which $37 million is reported in cost of sales and $157 million is reported in cost of services, to write-down the carrying value

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

of certain inventory. The write-down, primarily in North America, includes lower of cost or market adjustments due to the significant decline in activity and related prices for our products coupled with declines in replacement costs. In addition, the adjustments include provisions for excess inventory levels based on estimates of current and future market demand. The product lines impacted are primarily pressure pumping and drilling and completion fluids.
NOTE 4. ACQUISITIONS
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
The performance of our operating segments is evaluated based on profit or loss before tax, which is defined as income or loss before income taxes and before the following: net interest expense, corporate expenses, and certain gains and losses, including impairment and restructuring charges, not allocated to the operating segments.
The following table presents revenue and profit (loss) before tax by segment for the years ended December 31:

	2015		2014		2013
Segments	Revenue	Profit (Loss) Before Tax	Revenue	Profit (Loss) Before Tax	Revenue	Profit (Loss) Before Tax
North America	$6,009	$(687)	$12,078	$1,466	$10,878	$968
Latin America	1,799	134	2,236	290	2,307	66
Europe/Africa/Russia Caspian	3,278	157	4,417	621	4,041	591
Middle East/Asia Pacific	3,441	204	4,456	675	3,859	457
Industrial Services	1,215	97	1,364	119	1,279	135
Total Operations	15,742	(95)	24,551	3,171	22,364	2,217
Corporate	—	(321)	—	(250)	—	(268)
Interest expense, net	—	(217)	—	(232)	—	(234)
Impairment and restructuring charges	—	(1,993)	—	—	—	—
Litigation settlements	—	13	—	(62)	—	—
Total	$15,742	$(2,613)	$24,551	$2,627	$22,364	$1,715

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

The following table presents total assets by segment at December 31:

	2015	2014	2013
Segments	Assets	Assets	Assets
North America	$6,599	$9,782	$9,672
Latin America	2,323	2,508	2,709
Europe/Africa/Russia Caspian	3,077	4,106	4,098
Middle East/Asia Pacific	3,441	4,029	3,705
Industrial Services	1,106	1,260	980
Shared assets	5,613	5,423	5,110
Total Operations	22,159	27,108	26,274
Corporate	1,921	1,719	1,660
Total	$24,080	$28,827	$27,934
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
The following table presents capital expenditures and depreciation and amortization by segment for the years ended December 31:

	2015		2014		2013
Segments	Capital Expenditures	Depreciation and Amortization	Capital Expenditures	Depreciation and Amortization	Capital Expenditures	Depreciation and Amortization
North America	$228	$714	$465	$842	$718	$814
Latin America	103	213	171	220	198	235
Europe/Africa/Russia Caspian	175	378	373	351	429	302
Middle East/Asia Pacific	247	344	385	321	365	268
Industrial Services	21	87	46	70	53	58
Shared assets	188	—	342	—	262	—
Total Operations	962	1,736	1,782	1,804	2,025	1,677
Corporate	3	6	9	10	60	21
Total	$965	$1,742	$1,791	$1,814	$2,085	$1,698

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

The following tables present geographic consolidated revenue based on the location to where the product is shipped or the services are performed for the years ended December 31, and net property, plant and equipment by its geographic location at December 31. Amounts for Industrial Services have been included in the applicable geographic locations.

	2015	2014	2013
	Revenue	Revenue	Revenue
U.S.	$5,800	$11,499	$10,133
Canada and other	839	1,336	1,446
North America	6,639	12,835	11,579
Latin America (1)	1,847	2,300	2,368
Europe/Africa/Russia Caspian	3,555	4,705	4,359
Middle East/Asia Pacific	3,701	4,711	4,058
Total	$15,742	$24,551	$22,364

	2015	2014	2013
	Net Property, Plant and Equipment	Net Property, Plant and Equipment	Net Property, Plant and Equipment
U.S.	$2,989	$4,417	$4,582
Canada and other	260	482	571
North America	3,249	4,899	5,153
Latin America (1)	716	890	887
Europe/Africa/Russia Caspian	1,400	1,805	1,761
Middle East/Asia Pacific	1,328	1,469	1,275
Total	$6,693	$9,063	$9,076
(1) Latin America includes Mexico, and Central and South America.
The following table presents consolidated revenue for each category of similar products and services for the years ended December 31:

	2015	2014	2013
Completion and Production	$8,831	$14,572	$13,323
Drilling and Evaluation	5,696	8,615	7,762
Industrial Services	1,215	1,364	1,279
Total	$15,742	$24,551	$22,364
NOTE 6. STOCK-BASED COMPENSATION
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

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

Stock-based compensation costs are as follows for the years ended December 31:

	2015	2014	2013
Stock-based compensation cost	$120	$122	$115
Tax benefit	(28)	(26)	(24)
Stock-based compensation cost, net of tax	$92	$96	$91
For our stock options and restricted stock awards and units, we currently have 60.7 million shares authorized for issuance and as of December 31, 2015, approximately 21.3 million shares were available for future grants. Our policy is to issue new shares for exercises of stock options, when restricted stock awards are granted, at vesting of restricted stock units and for issuances under the employee stock purchase plan.
Stock Options
Our stock option plans provide for the issuance of stock options to directors, officers and other key employees at an exercise price equal to the fair market value of the stock at the date of grant. Although subject to the terms of the stock option agreement, substantially all of the stock options become exercisable in three equal annual installments, beginning a year from the date of grant, and generally expire ten years from the date of grant. The stock option plans provide for the acceleration of vesting upon the employee’s retirement; therefore, the service period is reduced for employees that are or will become retirement eligible during the vesting period, and accordingly, the recognition of compensation expense for these employees is accelerated. No stock options were granted in 2015.
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

	2014	2013
Expected life (years)	4.6	5.2
Risk-free interest rate	1.5%	1.3%
Volatility	31.9%	36.0%
Dividend yield	1.0%	1.3%
Weighted average fair value per share at grant date	$16.81	$13.79

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

The following table presents the changes in stock options outstanding and related information (in thousands, except per option prices):

	Number of Options	Weighted Average Exercise Price Per Option
Outstanding at December 31, 2014	9,737	$53.80
Granted	—	—
Exercised	(873)	44.25
Forfeited	(124)	53.90
Expired	(138)	67.85
Outstanding at December 31, 2015	8,602	$54.56
Exercisable at December 31, 2015	7,363	$54.46
The weighted average remaining contractual term for options outstanding and options exercisable at December 31, 2015 were 4.7 years and 4.2 years, respectively.
The total intrinsic value of stock options (defined as the amount by which the market price of our common stock on the date of exercise exceeds the exercise price of the option) exercised in 2015, 2014 and 2013 was $15 million, $70 million and $11 million, respectively. The income tax benefit realized from stock options exercised was $3.8 million, $19.6 million and $2.0 million in 2015, 2014 and 2013, respectively.
The total fair value of options vested in 2015, 2014 and 2013 was $24 million, $29 million and $31 million, respectively. As of December 31, 2015, there was $5 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of one year.
The total intrinsic value of stock options outstanding at December 31, 2015 was $15.1 million, of which $14.8 million relates to options vested and exercisable. The intrinsic value for stock options outstanding is calculated as the amount by which the quoted price of $46.15 of our common stock as of the end of 2015 exceeds the exercise price of the options.
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

	Number of Awards and Units	Weighted Average Grant Date Fair Value Per Award/Unit
Unvested balance at December 31, 2014	2,732	$57.88
Granted	2,314	57.37
Vested	(1,299)	55.09
Forfeited	(391)	54.62
Unvested balance at December 31, 2015	3,356	$58.99

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

The weighted average grant date fair value per share for RSAs and RSUs granted in 2015, 2014 and 2013 was $57.37, $69.67 and $45.58, respectively. The total fair value of RSAs and RSUs vested in 2015, 2014 and 2013 was $72 million, $60 million and $58 million, respectively. As of December 31, 2015, there was $117 million of total unrecognized compensation cost related to unvested RSAs and RSUs, which is expected to be recognized over a weighted average period of two years.
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
We currently have 30.5 million shares authorized for issuance, and at December 31, 2015, there were 4.2 million shares reserved for future issuance. Compensation cost for the years ended December 31, was calculated using the Black-Scholes option pricing model with the following assumptions:

	2015	2014	2013
Expected life (years)	0.5	0.5	0.5
Risk-free interest rate	0.1%	0.03%	0.1%
Volatility	30.9%	24.7%	30.3%
Dividend yield	1.2%	1.0%	1.4%
Fair value per share of the 15% cash discount	$8.79	$9.72	$6.45
Fair value per share of the look-back provision	4.97	4.39	3.58
Total weighted average fair value per share at grant date	$13.76	$14.11	$10.03
We calculated estimated volatility using historical daily prices based on the expected life of the stock purchase plan. The risk-free interest rate is based on the observed U.S. Treasury yield curve in effect at the time the ESPP shares were granted. The dividend yield is based on our history of dividend payouts.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

NOTE 7. INCOME TAXES
The benefit or provision for income taxes is comprised of the following for the years ended December 31:

	2015	2014	2013
Current:
U.S.	$(55)	$365	$159
Foreign	225	601	452
Total current	170	966	611
Deferred:
U.S.	(762)	(52)	(54)
Foreign	(47)	(18)	55
Total deferred	(809)	(70)	1
(Benefit) provision for income taxes	$(639)	$896	$612
The geographic sources of loss or income before income taxes are as follows for the years ended December 31:

	2015	2014	2013
U.S.	$(2,288)	$920	$512
Foreign	(325)	1,707	1,203
(Loss) income before income taxes	$(2,613)	$2,627	$1,715
The benefit or provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to the loss or income before income taxes for the reasons set forth below for the years ended December 31:

	2015	2014	2013
U.S. statutory income tax rate	35.0%	35.0%	35.0%
Effect of foreign operations	(1.5)	(5.3)	(8.7)
Change in valuation allowances related to foreign losses	(7.3)	4.0	8.9
Adjustments of prior years’ tax positions	(1.5)	1.2	0.9
State income taxes - net of U.S. tax benefit	1.4	0.9	0.8
Impact of reorganization of certain foreign subsidiaries	—	—	(1.0)
Other - net	(1.6)	(1.7)	(0.2)
Total effective tax rate	24.5%	34.1%	35.7%
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

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

The tax effects of our temporary differences and carryforwards are as follows at December 31:

	2015	2014
Deferred tax assets:
Receivables	$84	$65
Inventory	253	376
Employee benefits	143	106
Other accrued expenses	141	173
Operating loss carryforwards	1,153	493
Tax credit carryforwards	458	481
Other	112	104
Subtotal	2,344	1,798
Valuation allowances	(1,210)	(1,051)
Total	1,134	747
Deferred tax liabilities:
Goodwill and other intangibles	272	334
Property	47	459
Undistributed earnings of foreign subsidiaries	21	26
Other	35	16
Total	375	835
Net deferred tax asset (liability)	$759	$(88)
We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. At December 31, 2015, valuation allowances totaled $1,210 million consisting of $672 million for operating loss carryforwards, $425 million for foreign tax credit carryforwards, and $113 million for other deferred tax assets in various jurisdictions. There are $481 million of deferred tax assets related to operating loss carryforwards without a valuation allowance as we expect that the deferred tax assets will be realized within the carryforward period. The majority of these deferred tax assets will expire in varying amounts over the next twenty years.
We have provided relevant U.S. and foreign taxes for the anticipated repatriation of certain earnings of our foreign subsidiaries. We consider the undistributed earnings of our foreign subsidiaries above the amount for which taxes have already been provided to be indefinitely reinvested, as we have no current intention to repatriate these earnings. As of December 31, 2015, the cumulative amount of earnings upon which the U.S. income taxes have not been provided is approximately $5.6 billion. These additional foreign earnings could become subject to additional tax, if remitted, or deemed remitted, as a dividend. Computation of the potential deferred tax liability associated with these undistributed earnings and any other basis differences, is not practicable.
At December 31, 2015, we had approximately $126 million of foreign tax credits which may be carried forward indefinitely under applicable foreign law, and $310 million of foreign tax credits and $22 million of other credits which expire in 2016 through 2035 under U.S. tax law.
At December 31, 2015, we had $312 million of tax liabilities for total gross unrecognized tax benefits related to uncertain tax positions, which includes liabilities for interest and penalties of $30 million and $21 million, respectively. If we were to prevail on all uncertain tax positions, the net effect would be an increase to our income tax benefit of approximately $289 million. The remaining approximately $23 million is offset by deferred tax assets that represent tax benefits that would be received in different taxing jurisdictions in the event that we did not prevail on all uncertain tax positions.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

The following table presents the changes in our gross unrecognized tax benefits and associated interest and penalties included in the consolidated balance sheets.

	Gross Unrecognized Tax Benefits, Excluding Interest and Penalties	Interest and Penalties	Total Gross Unrecognized Tax Benefits
Balance at December 31, 2012	$196	$71	$267
Increase (decrease) in prior year tax positions	20	(2)	18
Increase in current year tax positions	44	1	45
Decrease related to settlements with taxing authorities	(15)	(4)	(19)
Decrease related to lapse of statute of limitations	(17)	(10)	(27)
Decrease due to effects of foreign currency translation	—	(2)	(2)
Balance at December 31, 2013	228	54	282
(Decrease) increase in prior year tax positions	(7)	1	(6)
Increase in current year tax positions	39	2	41
Decrease related to settlements with taxing authorities	(5)	(1)	(6)
Decrease related to lapse of statute of limitations	(6)	(3)	(9)
Decrease due to effects of foreign currency translation	(7)	(4)	(11)
Balance at December 31, 2014	242	49	291
Increase in prior year tax positions	19	15	34
Increase in current year tax positions	26	1	27
Decrease related to settlements with taxing authorities	(8)	(2)	(10)
Decrease related to lapse of statute of limitations	(11)	(7)	(18)
Decrease due to effects of foreign currency translation	(8)	(4)	(12)
Balance at December 31, 2015	$260	$52	$312
It is expected that the amount of unrecognized tax benefits will change in the next twelve months due to expiring statutes, audit activity, tax payments, competent authority proceedings related to transfer pricing or final decisions in matters that are the subject of litigation in various taxing jurisdictions in which we operate. At December 31, 2015, we had approximately $80 million of tax liabilities, net of $13 million of tax assets, related to uncertain tax positions, each of which are individually insignificant, and each of which are reasonably possible of being settled within the next twelve months.
At December 31, 2015, approximately $219 million of tax liabilities for total gross unrecognized tax benefits were included in the noncurrent portion of our income tax liabilities, for which the settlement period cannot be determined; however, it is not expected to be within the next twelve months.
We operate in more than 80 countries and are subject to income taxes in most taxing jurisdictions in which we operate. The following table summarizes the earliest tax years that remain subject to examination by the major taxing jurisdictions in which we operate. In addition to the U.S., we include foreign jurisdictions that we project to have the highest tax liability for 2016.

Jurisdiction	Earliest Open Tax Period	Jurisdiction	Earliest Open Tax Period
Argentina	2008	Norway	2005
Ecuador	2012	Saudi Arabia	2004
Netherlands	2010	U.S.	2010

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

NOTE 8. EARNINGS PER SHARE
A reconciliation of the number of shares used for the basic and diluted loss or earnings per share (“EPS”) computations is as follows for the years ended December 31:

	2015	2014	2013
Weighted average common shares outstanding for basic EPS	438	437	443
Effect of dilutive securities - stock plans	—	2	1
Adjusted weighted average common shares outstanding for diluted EPS	438	439	444

Anti-dilutive shares excluded from diluted EPS (1)	2	—	—
Future potentially dilutive shares excluded from diluted EPS (2)	3	2	4

(1)
The calculation of diluted net loss per share for 2015, excludes shares potentially issuable under stock-based incentive compensation plans and the employee stock purchase plan, as their effect, if included, would have been anti-dilutive.

(2)	Options where the exercise price exceeds the average market price are excluded from the calculation of diluted net loss or earnings per share because their effect would be anti-dilutive.
NOTE 9. INVENTORIES
Inventories, net of reserves of $278 million and $319 million in 2015 and 2014, respectively, are comprised of the following at December 31:

	2015	2014
Finished goods	$2,649	$3,644
Work in process	132	227
Raw materials	136	203
Total inventories	$2,917	$4,074

During 2015, we recorded a charge of $194 million to adjust the carrying value of certain inventory. See Note 3. "Impairment and Restructuring Charges" for further discussion.
NOTE 10. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are comprised of the following at December 31:

	Useful Life	2015	2014
Land		$263	$286
Buildings and improvements	5 - 30 years	2,624	2,718
Machinery, equipment and other	1 - 20 years	11,184	14,274
Subtotal		14,071	17,278
Less: Accumulated depreciation		7,378	8,215
Total property, plant and equipment		$6,693	$9,063
Depreciation expense relating to property, plant and equipment was $1,637 million, $1,706 million and $1,579 million in 2015, 2014 and 2013, respectively. During 2015, we recorded impairment charges relating to property, plant and equipment totaling $1.32 billion. See Note 3. "Impairment and Restructuring Charges" for further discussion.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

NOTE 11. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill are detailed below by segment.

	North America	Latin America	Europe/ Africa/ Russia Caspian	Middle East/ Asia Pacific	Industrial Services	Total Goodwill
Balance at December 31, 2014	$3,102	$587	$1,068	$819	$505	$6,081
Currency translation adjustments	(5)	(3)	—	—	(3)	(11)
Balance at December 31, 2015	$3,097	$584	$1,068	$819	$502	$6,070
We perform an annual impairment test of goodwill as of October 1 of every year. There were no impairments of goodwill in any of the three years ended December 31, 2015 related to the annual impairment test.
Intangible assets are comprised of the following at December 31:

	2015			2014
	Gross Carrying Amount	Less: Accumulated Amortization	Net	Gross Carrying Amount	Less: Accumulated Amortization	Net
Technology	$866	$452	$414	$870	$393	$477
Customer relationships (1)	251	106	145	488	191	297
Trade names (1)	108	89	19	120	92	28
Other	18	13	5	23	13	10
Total intangibles	$1,243	$660	$583	$1,501	$689	$812

(1)
During 2015, we recorded impairments relating to our customer relationships and trade names intangible assets totaling $116 million. See Note 3. "Impairment and Restructuring Charges" for further discussion.

Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from 3 to 30 years. Amortization expense for the years ended December 31, 2015, 2014 and 2013 was $104 million, $107 million and $119 million, respectively. Estimated amortization expense for each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
2016	$87
2017	84
2018	77
2019	72
2020	62

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

NOTE 12. INDEBTEDNESS
Total debt consisted of the following at December 31, net of unamortized discount and debt issuance cost:

	2015	2014
6.0% Notes due June 2018	$255	$258
7.5% Senior Notes due November 2018	747	746
3.2% Senior Notes due August 2021	746	745
8.55% Debentures due June 2024	149	148
6.875% Notes due January 2029	394	394
5.125% Notes due September 2040	1,482	1,481
Other debt	268	361
Total debt	4,041	4,133
Less: short-term debt and current portion of long-term debt	151	220
Total long-term debt	$3,890	$3,913
The estimated fair value of total debt at December 31, 2015 and 2014 was $4,321 million and $4,663 million, respectively, which differs from the carrying amounts of $4,041 million and $4,133 million, respectively, included in our consolidated balance sheets. The fair value was determined using quoted period end market prices.
At December 31, 2015, we have a committed revolving credit facility (“credit facility”) with commercial banks and a related commercial paper program under which the maximum combined borrowing at any time under both the credit facility and the commercial paper program is $2.5 billion. The credit facility matures in September 2016. As of December 31, 2015, we were in compliance with all of the credit facility's covenants, and there were no direct borrowings under the credit facility during 2015. Under the commercial paper program, we may issue from time to time up to $2.5 billion in commercial paper with maturities of no more than 270 days. The amount available to borrow under the credit facility is reduced by the amount of any commercial paper outstanding. At December 31, 2015, we had no borrowings outstanding under the commercial paper program. Maturities of debt at December 31, 2015 are as follows: 2016 - $151 million; 2017 - $24 million; 2018 - $1,024 million; 2019 - $22 million; 2020 - $12 million; and $2,808 million thereafter.
The weighted average interest rate on short-term borrowings outstanding at December 31, 2015 and 2014 were 12.0% and 10.0%, respectively.
NOTE 13. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT PLANS
We have both funded and unfunded noncontributory defined benefit pension plans (“Pension Benefits”) covering certain employees primarily in the U.S., the U.K., Germany and Canada. Under the provisions of the U.S. qualified pension plan (the “U.S. Pension Plan”), a hypothetical cash balance account is established for each participant. Such accounts receive quarterly credits based on a percentage according to the employee’s age on the last day of the quarter applied to quarterly eligible compensation and interest credits based on the balance in the account on the last day of the quarter. The U.K. and Canada plans are frozen for the majority of the participants; therefore, we do not accrue benefits for those participants. The Germany pension plan is an unfunded plan where benefits are based on creditable years of service, creditable pay and accrual rates. We also provide certain postretirement health care benefits (“Other Postretirement Benefits”), through an unfunded plan, to a closed group of U.S. employees who retire and have met certain age and service requirements. During 2015, as a result of the workforce reductions stemming from our restructuring activities, we remeasured certain pension and other postretirement benefit obligations, which resulted in reductions in our projected benefit obligations of $28 million, and curtailment gains of $18 million.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

Funded Status
Below is the reconciliation of the beginning and ending balances of benefit obligations, fair value of plan assets and the funded status of our plans.

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$728	$649	$872	$799	$122	$128
Service cost	64	70	15	11	5	6
Interest cost	26	28	30	34	4	5
Actuarial loss (gain)	(4)	21	(23)	120	(10)	1
Benefits paid	(59)	(35)	(35)	(29)	(11)	(7)
Plan amendments	—	—	—	—	—	(11)
Curtailment	(24)	—	(2)	—	(2)	—
Other	4	(5)	(6)	(3)	(1)	—
Foreign currency translation adjustments	—	—	(53)	(60)	—	—
Benefit obligation at end of year	735	728	798	872	107	122

Change in plan assets:
Fair value of plan assets at beginning of year	648	617	767	645	—	—
Actual return on plan assets	(5)	39	4	122	—	—
Employer contributions	16	32	28	78	11	7
Benefits paid	(59)	(35)	(35)	(29)	(11)	(7)
Other	(5)	(5)	(6)	—	—	—
Foreign currency translation adjustments	—	—	(45)	(49)	—	—
Fair value of plan assets at end of year	595	648	713	767	—	—

Funded status - underfunded at end of year	$(140)	$(80)	$(85)	$(105)	$(107)	$(122)

Accumulated benefit obligation	$681	$662	$763	$832	$107	$122
The amounts recognized in the consolidated balance sheets consist of the following at December 31:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014	2015	2014
Noncurrent assets	$—	$—	$51	$42	$—	$—
Current liabilities	(2)	(2)	(6)	(7)	(16)	(13)
Noncurrent liabilities	(138)	(78)	(130)	(140)	(91)	(109)
Net amount recognized	$(140)	$(80)	$(85)	$(105)	$(107)	$(122)
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

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

Information for the plans with ABOs in excess of plan assets is as follows at December 31:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014	2015	2014
Projected benefit obligation	$735	$19	$149	$164	n/a	n/a
Accumulated benefit obligation	$681	$18	$114	$125	$107	$122
Fair value of plan assets	$595	$—	$12	$17	n/a	n/a
Weighted average assumptions used to determine benefit obligations for these plans are as follows for the years ended December 31:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014	2015	2014
Discount rate	4.2%	3.8%	3.7%	3.5%	3.7%	3.4%
Rate of compensation increase	5.9%	5.8%	4.1%	4.1%	n/a	n/a
Social security increase	2.8%	2.8%	2.2%	2.1%	n/a	n/a
The development of the discount rate for our U.S. plans and substantially all non-U.S. plans was based on a bond matching model, whereby a hypothetical bond portfolio of high-quality, fixed-income securities is selected that will match the cash flows underlying the projected benefit obligation.
Accumulated Other Comprehensive Loss
The amount recorded before-tax in accumulated other comprehensive loss related to employee benefit plans consists of the following at December 31:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014	2015	2014
Net actuarial loss	$191	$174	$229	$231	$10	$25
Net prior service cost (credit)	—	1	—	—	(54)	(83)
Total	$191	$175	$229	$231	$(44)	$(58)
The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss and included in net periodic benefit cost in 2016 are $17 million and $0.3 million, respectively. The estimated prior service credit for the other postretirement benefits that will be amortized from accumulated other comprehensive loss and included in net periodic benefit cost in 2016 is $9 million. No amortization of the net actuarial loss for the other postretirement benefits from accumulated other comprehensive loss is expected in 2016.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

Net Periodic Cost
The components of net periodic cost are as follows for the years ended December 31:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Service cost	$64	$70	$65	$15	$11	$12	$5	$6	$6
Interest cost	26	28	21	30	34	31	4	5	5
Expected return on plan assets	(49)	(44)	(39)	(47)	(41)	(37)	—	—	—
Amortization of prior service credit	1	—	—	—	—	—	(11)	(11)	(7)
Amortization of net actuarial loss	9	8	13	6	5	8	1	1	2
Curtailment gain	—	—	—	(1)	—	—	(17)	—	—
Other	8	—	—	—	—	2	—	(3)	—
Net periodic cost	$59	$62	$60	$3	$9	$16	$(18)	$(2)	$6
Weighted average assumptions used to determine net periodic cost for these plans are as follows for the years ended December 31:

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rate	3.7%	4.5%	3.6%	3.5%	4.4%	4.4%	3.3%	4.0%	3.2%
Expected long-term return on plan assets	7.6%	7.3%	7.4%	6.3%	6.1%	6.5%	n/a	n/a	n/a
Rate of compensation increase	5.8%	5.6%	5.6%	4.1%	4.4%	4.4%	n/a	n/a	n/a
Social security increase	2.8%	2.8%	2.8%	2.1%	2.4%	2.1%	n/a	n/a	n/a
In selecting the expected rate of return on plan assets, we consider the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of these plans. This includes considering the trusts’ asset allocation and the expected returns likely to be earned over the life of the plans.
Health Care Cost Trend Rates
Assumed health care cost trend rates can have a significant effect on the amounts reported for other postretirement benefits. As of December 31, 2015, the health care cost trend rate was 7.3% for employees under age 65, declining gradually each successive year until it reaches 4.5%. A one percentage point change in assumed health care cost trend rates would have had the following effects on 2015:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$0.1	$(0.1)
Effect on postretirement welfare benefit obligation	$0.9	$(1.2)
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
The table below presents the fair value of the assets in the U.S. Pension Plan by asset category and by valuation technique at December 31:

	2015				2014
Asset Category	Total Asset Value	Level One	Level Two	Level Three	Total Asset Value	Level One	Level Two	Level Three
Cash and Cash Equivalents	$16	$12	$4	$—	$3	$—	$3	$—
Fixed Income (1)	109	—	109	—	125	—	125	—
Non-U.S. Equity (2)	129	31	98	—	148	30	118	—
U.S. Equity (3)	129	—	129	—	169	—	169	—
Hedge Funds (4)	152	—	—	152	164	—	—	164
Real Estate Funds (5)	10	—	—	10	10	—	—	10
Real Estate Investment Trust Equity	9	—	9	—	8	—	8	—
Private Equity Fund (6)	41	—	—	41	21	—	—	21
Total	$595	$43	$349	$203	$648	$30	$423	$195

(1)
A multi-manager strategy investing in fixed income securities and funds. The current allocation includes: 29% in government bonds; 24% in government agencies; 20% in unconstrained bond funds; 11% in corporate bonds; 11% in government mortgage-backed securities; 3% in asset-backed securities; and 2% in cash and other securities.

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

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

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
The table below presents the fair value of the assets in our Non-U.S. Plans by asset category and by valuation technique at December 31:

	2015				2014
Asset Category	Total Asset Value	Level One	Level Two	Level Three	Total Asset Value	Level One	Level Two	Level Three
Cash and Cash Equivalents	$5	$5	$—	$—	$10	$10	$—	$—
Asset Allocation (1)	152	—	152	—	124	—	124	—
Bonds - Canada - Corporate (2)	6	—	6	—	—	—	—	—
Bonds - Canada - Government (3)	19	—	19	—	25	—	25	—
Bonds - U.K. - Corporate (4)	8	—	8	—	113	—	113	—
Bonds - U.K. - Government (5)	211	—	211	—	196	—	196	—
Bonds - Global - Corporate (6)	64	—	64	—	—	—	—	—
Equities (7)	128	—	128	—	133	—	133	—
Real Estate Fund (8)	23	—	—	23	22	—	—	22
Pooled Swap Funds (9)	85	—	85	—	127	—	127	—
Insurance contracts	12	—	—	12	17	—	—	17
Total	$713	$5	$673	$35	$767	$10	$718	$39

(1)	Invests in mixes of global common stocks and bonds to achieve broad diversification.

(2)	Invests in Canadian Dollar-denominated high quality corporate bonds.

(3)	Invests in Canadian Dollar-denominated government issued bonds intended to match the duration of plan liabilities.

(4)	Invests passively in British Pound Sterling-denominated investment grade corporate bonds.

(5)	Invests passively in British Pound Sterling-denominated government issued bonds.

(6)	Invests globally in high quality corporate bonds.

(7)
Invests in broad equity funds based on securities offered in various regions or countries. Equity funds are allocated by region as follows: 49% Global; 31% U.K.; 6% Emerging Markets; 5% North America; 5% Asia Pacific; and 4% Europe.

(8)	Invests in a diversified range of property throughout the U.K., principally in the retail, office and industrial/warehouse sectors.

(9)
Invests in a range of pooled funds which include positions in swap contracts and U.K. sovereign bonds; pooled funds are categorized by maturities of underlying positions. Pooled funds employ leverage in order to match the U.K. Plan's duration and inflation.

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

The following table presents the changes in the fair value of assets determined using level 3 unobservable inputs:

	U.S. Private Equity Fund	U.S. Real Estate Fund	U.S. Hedge Funds	Non-U.S. Real Estate Fund	Non-U.S. Insurance Contracts	Total
Balance at December 31, 2012	$16	$7	$172	$20	$16	$231
Unrealized gains	2	—	12	1	2	17
Realized gains	—	—	7	—	—	7
Sales	(10)	—	(84)	—	(2)	(96)
Purchases	8	2	83	—	2	95
Balance at December 31, 2013	16	9	190	21	18	254
Unrealized gains (losses)	—	1	6	1	(1)	7
Realized gains	1	—	7	—	—	8
Sales	(4)	—	(85)	—	—	(89)
Purchases	8	—	46	—	—	54
Balance at December 31, 2014	21	10	164	22	17	234
Unrealized losses	—	—	(6)	—	(2)	(8)
Realized gains	—	1	1	—	—	2
Sales	(4)	(2)	(15)	—	(5)	(26)
Purchases	24	1	8	1	2	36
Balance at December 31, 2015	$41	$10	$152	$23	$12	$238
Expected Cash Flows
For all pension plans, we make annual contributions to the plans in amounts equal to or greater than amounts necessary to meet minimum governmental funding requirements. In 2016, we expect to contribute between $65 million and $75 million to our funded and unfunded pension plans. In 2016, we also expect to make benefit payments related to other postretirement benefits of between $15 million and $20 million.
The following table presents the expected benefit payments over the next ten years. The U.S. and non-U.S. pension benefit payments are made by the respective pension trust funds.

Year	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Postretirement Benefits
2016	$47	$24	$17
2017	$41	$25	$13
2018	$43	$28	$11
2019	$46	$33	$10
2020	$48	$32	$10
2021-2025	$280	$204	$43
DEFINED CONTRIBUTION PLANS
During the periods reported, generally all of our U.S. employees were eligible to participate in our sponsored 401(k) plan (“Thrift Plan”). The Thrift Plan allows eligible employees to elect to contribute portions of their salaries to an investment trust. Employee contributions are matched by the Company in cash at the rate of $1.00 per $1.00 employee contribution for the first 5% of the employee’s salary, and such contributions vest immediately. In addition, we make cash contributions for all eligible employees between 2% and 5% of their salary depending on

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

the employee’s age. Such contributions are fully vested to the employee after three years of employment. The Thrift Plan provides several investment options, for which the employee has sole investment discretion. The Thrift Plan does not offer the Company's common stock as an investment option. Our contributions to the Thrift Plan and several other non-U.S. defined contribution plans amounted to $202 million, $263 million and $240 million in 2015, 2014 and 2013, respectively.
For certain non-U.S. employees who are not eligible to participate in the Thrift Plan, we provide a non-qualified defined contribution international retirement plan that provides basically the same benefits as those provided in the Thrift Plan. In addition, we provide a non-qualified supplemental retirement plan (“SRP”) for certain officers and employees whose benefits under the Thrift Plans and/or the U.S. qualified pension plan are limited by federal tax law. The SRP also allows eligible employees to defer a portion of their eligible compensation and provides for employer matching and base contributions pursuant to limitations. Both non-qualified plans are invested through trusts, and the assets and corresponding liabilities are included in our consolidated balance sheets. Our contributions to these non-qualified plans amounted to $15 million, $17 million and $15 million in 2015, 2014 and 2013, respectively. In 2016, we estimate we will contribute between $165 million and $180 million to all of our defined contribution plans.
POSTEMPLOYMENT BENEFITS
We provide certain postemployment disability income, medical and other benefits to substantially all qualifying former or inactive U.S. employees. Income benefits for long-term disability are provided through a fully-insured plan. The continuation of medical and other benefits while on disability (“Continuation Benefits”) are provided through a qualified self-insured plan. The accrued postemployment liability for Continuation Benefits at December 31, 2015 and 2014 was $34 million and $30 million, respectively, and is included in other liabilities in our consolidated balance sheets.
NOTE 14. COMMITMENTS AND CONTINGENCIES
LEASES
At December 31, 2015, we had long-term non-cancelable operating leases covering certain facilities and equipment. The minimum annual rental commitments, net of amounts due under subleases, for each of the five years in the period ending December 31, 2020 are $183 million, $119 million, $65 million, $51 million and $21 million, respectively, and $151 million in the aggregate thereafter. Rent expense was $514 million, $747 million and $702 million for the years ended December 31, 2015, 2014 and 2013, respectively. We did not enter into any significant capital leases during the three years ended December 31, 2015.
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
On November 26, 2014, a seventh class action challenging the Merger was filed by a purported shareholder of the Company in the United States District Court for the Southern District of Texas (Houston Division).  The lawsuit, styled Marc Rovner v. Baker Hughes Inc., et al., Cause No. 4:14-cv-03416 (the "Rovner lawsuit"), asserts claims against the Company, most of our current Board of Directors, Halliburton, and Red Tiger.  The lawsuit asserts substantially similar claims and seeks substantially similar relief as that sought in the Delaware lawsuits.  On March 20, 2015, counsel for Mr. Rovner filed a notice of voluntary dismissal, and on March 23, 2015, the Court entered an order dismissing the Rovner lawsuit without prejudice.
On October 9, 2014, our subsidiary filed a Request for Arbitration against a customer before the London Court of International Arbitration, pursuing claims for the non-payment of invoices for goods and services provided in an amount provisionally quantified to exceed $67.9 million. In our Request for Arbitration, we also noted that invoices in an amount exceeding $57 million had been issued to the customer, and would be added to the claim in the event that they became overdue. The due date for payment of all of these invoices has passed. On November 6, 2014, the customer filed its Response and Counterclaim, denying liability and counterclaiming damages for breach of contract of approximately $182 million. We deny any liability to the customer and intend to pursue our claims against the customer and defend the claims made under the counterclaim. The Parties have applied to the

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

arbitration tribunal to extend the suspension of the arbitral proceedings to March 31, 2016, pending ongoing settlement discussions. No timetable for the conduct of the arbitration has yet been established.
During 2014, we received customer notifications related to a possible equipment failure in a natural gas storage system in Northern Germany, which includes certain of our products. We are currently investigating the cause of the possible failure and, if necessary, possible repair and replacement options for our products. Similar products were utilized in other natural gas storage systems for this and other customers. The customer initiated arbitral proceedings against us on June 19, 2015, under the rules of the German Institute of Arbitration e.V. (DIS). The customer alleges damages of approximately $170 million plus interest at an annual rate of prime + 5%. A procedural schedule for the arbitration has not yet been set. In addition, on September 21, 2015, TRIUVA Kapitalverwaltungsgesellschaft mbH filed a lawsuit in the United States District Court for the Southern District of Texas, (Houston Division) against the Company and Baker Hughes Oilfield Operations, Inc. alleging that the plaintiff is the owner of gas storage caverns in Etzel, Germany in which the Company provided certain equipment in connection with the development of the gas storage caverns. The plaintiff further alleges that the Company supplied equipment that was either defectively designed or failed to warn of risks that the equipment posed, and that these alleged defects caused damage to the plaintiff’s property. The plaintiff seeks recovery of alleged compensatory and punitive damages of an unspecified amount, in addition to reasonable attorneys’ fees, court costs and pre-judgment and post-judgment interest. The allegations in this lawsuit are related to the claims made in the June 19, 2015 German arbitration referenced above. On December 15, 2015, the District Court entered an order staying the lawsuit in favor of the pending German Arbitration. At this time, we are not able to predict the outcome of these claims or whether either will have a material impact on our financial position, results of operations or cash flows.
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
On October 30, 2015, Chieftain Sand and Proppant Barron, LLC initiated arbitration against our subsidiary, Baker Hughes Oilfield Operations, Inc., in the American Arbitration Association. The Claimant alleges that the Company failed to purchase the required sand tonnage for the contract year 2014-2015 and further alleges that the Company repudiated its yearly purchase obligations over the remaining contract term. The Claimant alleges damages of approximately $110 million plus interest, attorneys’ fees and costs. A procedural schedule for the arbitrations has not yet been set. The Company intends to vigorously defend the claim. At this time, we are not able to predict the outcome of this claim or whether it will have a material impact on our financial position, results of operations or cash flows.
During the second quarter of 2014, we recorded a charge of $62 million related to previously disclosed litigation settlements for wage and hour lawsuits. A portion of this settlement was to be paid on a claims made basis and during the second quarter of 2015, the date passed by which the class members could file a claim under this provision of the settlement agreement. The amount of claims made was less than estimated and, accordingly, we reduced the accrual by approximately $13 million, which was recorded as an adjustment for litigation settlements during the second quarter of 2015.
On April 30, 2015, a class and collective action lawsuit alleging that we failed to pay a nationwide class of workers overtime in compliance with the Fair Labor Standards Act and North Dakota law was filed titled Williams et al. v. Baker Hughes Oilfield Operations, Inc. in the U.S. District Court for the District of North Dakota.  We are evaluating the background facts and at this time are not able to predict the outcome of this lawsuit or whether it will have a material impact on our financial position, results of operations or cash flows.
On July 31, 2015, Rapid Completions LLC filed a lawsuit in federal court in the Eastern District of Texas against Baker Hughes Incorporated, Baker Hughes Oilfield Operations, Inc., and others claiming infringement of U.S. Patent Nos. 6,907,936; 7,134,505; 7,543,634; 7,861,774; and 8,657,009.  On August 6, 2015, Rapid Completions amended its complaint to allege infringement of U.S. Patent No. 9,074,451.  On September 17, 2015, Rapid Completions LLC and Packers Plus Energy Services Inc., sued Baker Hughes Canada Company in the Canada

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

Federal Court on related Canadian patent 2,412,072. These patents relate primarily to certain specific downhole completions equipment. The case is set for a jury trial on September 25, 2017, in Tyler, Texas.  Plaintiff has requested a permanent injunction against further alleged infringement, damages in an unspecified amount, supplemental and enhanced damages, and additional relief such as attorney’s fees and costs.  At this time, we are not able to predict the outcome of these claims or whether either will have a material impact on our financial position, results of operations or cash flows.
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
We are involved in voluntary remediation projects at certain of our facilities. On rare occasions, remediation activities are conducted as specified by a government agency-issued consent decree or agreed order. Remediation costs are accrued based on estimates of probable exposure using currently available facts, existing environmental permits, technology and presently enacted laws and regulations. Remediation cost estimates include direct costs related to the environmental investigation, external consulting activities, governmental oversight fees, treatment equipment and costs associated with long-term operation, maintenance and monitoring of a remediation project.
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
Our total accrual for environmental remediation is $35 million and $35 million, which includes accruals of $2 million and $3 million for the various Superfund sites, at December 31, 2015 and 2014, respectively. The determination of the required accruals for remediation costs is subject to uncertainty, including the evolving nature of environmental regulations and the difficulty in estimating the extent and type of remediation activity that is necessary.
OTHER
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees, which totaled approximately $1.2 billion at December 31, 2015. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

on our consolidated financial statements. We also had commitments outstanding for purchase obligations related to capital expenditures, inventory and services under contracts, for each of the five years in the period ending December 31, 2020 of $202 million, $187 million, $162 million, $124 million and $106 million, respectively, and $67 million in the aggregate thereafter.
NOTE 15. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in accumulated other comprehensive loss, net of tax:

	Pensions and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(217)	$(287)	$(504)
Other comprehensive income before reclassifications:
Foreign currency translation adjustments		(216)	(216)
Pensions and other postretirement benefits:
Actuarial net loss arising in the year	(38)		(38)
Deferred taxes	10		10

Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss	14		14
Amortization of prior service credit	(14)		(14)
Deferred taxes	(1)		(1)
Balance at December 31, 2014	(246)	(503)	(749)
Other comprehensive income before reclassifications:
Foreign currency translation adjustments		(241)	(241)
Pensions and other postretirement benefits:
Actuarial net loss arising in the year	(18)		(18)
Deferred taxes	10		10

Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss	16		16
Amortization of prior service credit	(10)		(10)
Curtailment	(18)		(18)
Deferred taxes	5		5
Balance at December 31, 2015	$(261)	$(744)	$(1,005)
The amounts reclassified from accumulated other comprehensive loss during the twelve months ended December 31, 2015 and 2014 represent the amortization of net actuarial loss and prior service credit, and curtailments which are included in the computation of net periodic pension cost (see Note 13. "Employee Benefit Plans" for additional details). Net periodic pension cost is recorded across the various cost and expense line items within the consolidated statement of income (loss).

Baker Hughes Incorporated
Notes to Consolidated Financial Statements

NOTE 16. QUARTERLY DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2015
Revenue	$4,594	$3,968	$3,786	$3,394	$15,742
Gross profit (1)	114	229	268	146	757
Impairment and restructuring charges (2)	573	76	98	1,246	1,993
Net loss attributable to Baker Hughes	(589)	(188)	(159)	(1,031)	(1,967)
Basic loss per share attributable to Baker Hughes	(1.35)	(0.43)	(0.36)	(2.35)	(4.49)
Diluted loss per share attributable to Baker Hughes	(1.35)	(0.43)	(0.36)	(2.35)	(4.49)
Dividends per share	0.17	0.17	0.17	0.17	0.68
Common stock market prices:
High	65.04	69.13	61.13	57.33
Low	53.53	61.11	45.76	43.36

2014
Revenue	$5,731	$5,935	$6,250	$6,635	$24,551
Gross profit (1)	868	1,031	984	1,309	4,192
Net income attributable to Baker Hughes	328	353	375	663	1,719
Basic earnings per share attributable to Baker Hughes	0.75	0.81	0.86	1.53	3.93
Diluted earnings per share attributable to Baker Hughes	0.74	0.80	0.86	1.52	3.92
Dividends per share	0.15	0.15	0.17	0.17	0.64
Common stock market prices:
High	65.27	74.63	75.35	65.83
Low	51.82	63.37	65.06	50.02

(1)	Represents revenue less cost of sales, cost of services and research and engineering.

(2)
Impairment and restructuring charges associated with asset impairments, workforce reductions, facility closures and contract terminations recorded during 2015. See Note 3. "Impairment and Restructuring Charges" for further discussion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this annual report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, as of December 31, 2015, our disclosure controls and procedures, as defined by Rule 13a-15(e) of the Exchange Act, are effective at a reasonable assurance level.
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
Design and Evaluation of Internal Control Over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management included a report of their assessment of the design and effectiveness of our internal controls over financial reporting as part of this annual report on Form 10-K for the fiscal year ended December 31, 2015. Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8 under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal controls over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding the Business Code of Conduct and Code of Ethical Conduct Certificates for our principal executive officer, principal financial officer and principal accounting officer are described in Item 1. Business of this Annual Report. Information concerning our directors is set forth in the sections entitled “Proposal No. 1, Election of Directors,” and “Corporate Governance - Committees of the Board” in our Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of our fiscal year on December 31, 2015 (“Proxy Statement”), which sections are incorporated herein by reference. For information regarding our executive officers, see “Item 1. Business - Executive Officers” in this annual report on Form 10-K. Additional information regarding compliance by directors and executive officers with Section 16(a) of the Exchange Act is set forth under the section entitled “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Proxy Statement, which section is incorporated herein by reference.
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
Under the Merger Agreement with Halliburton, as described in Note 2. "Halliburton Merger Agreement," we have generally agreed not to repurchase any shares of common stock while the Merger is pending.
Equity Compensation Plan Information
The information in the following table is presented as of December 31, 2015 with respect to shares of our common stock that may be issued under our existing equity compensation plans, including the Baker Hughes Incorporated 2002 Employee Long-Term Incentive Plan, the Baker Hughes Incorporated 2002 Director & Officer Long-Term Incentive Plan, and the Employee Stock Purchase Plan, all of which have been approved by our stockholders (in millions, except per share prices).

Equity Compensation Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Stockholder-approved plans (excluding Employee Stock Purchase Plan)	8.5	$54.57	20.8
Nonstockholder-approved plans (1)	0.1	46.72	0.5
Subtotal (except for weighted average exercise price)	8.6	54.56	21.3
Employee Stock Purchase Plan (2)	—	—	4.2
Total	8.6	$54.56	25.5

(1)	The table includes the following nonstockholder-approved plan: the Director Compensation Deferral Plan. A description of this plan is set forth below.

(2)
The per share purchase price under the Baker Hughes Incorporated Employee Stock Purchase Plan is determined in accordance with section 423 of the Code and is 85% of the lower of the fair market value of a share of our common stock on the date of grant or the date of purchase.

Our nonstockholder-approved plan is described below:
Director Compensation Deferral Plan
The Baker Hughes Incorporated Director Compensation Deferral Plan, as amended and restated effective January 1, 2009 and as further amended on July 25, 2013 (the “Deferral Plan”), is intended to provide a means for members of our Board of Directors to defer compensation otherwise payable and provide flexibility with respect to our compensation policies. Under the provisions of the Deferral Plan, directors may elect to defer income with respect to each calendar year. The compensation deferrals may be stock option-related deferrals or cash-based deferrals. If a director elects a stock option-related deferral, on the last day of each calendar quarter he or she will be granted a non-qualified stock option. The number of shares subject to the stock option is calculated by multiplying the amount of the deferred compensation that otherwise would have been paid to the director during the quarter by 4.4 and then dividing by the fair market value of our common stock on the last day of the quarter. The per share exercise price of the option will be the fair market value of a share of our common stock on the date the option is granted. Stock options granted under the Deferral Plan vest on the first anniversary of the date of grant and must be exercised within ten years of the date of grant. If a director’s directorship terminates for any reason, any options outstanding will expire on the earlier of five years after the termination of the directorship or the option expiration date. The maximum aggregate number of shares of our common stock that may be issued under the Deferral Plan is 0.5 million. As of December 31, 2015, options covering approximately 17,000 shares of our common stock were outstanding under the Deferral Plan, there were no shares exercised during fiscal year 2015 and approximately 0.5 million shares remained available for future options.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) List of Documents filed as part of this annual report.
(1) Financial Statements
All financial statements of the Company as set forth under Item 8 of this annual report on Form 10-K.
(2) Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts
(3) Exhibits
Each exhibit identified below is filed as a part of this annual report. Exhibits designated with an "*" are filed as an exhibit to this annual report on Form 10-K and exhibits designated with an "**" are furnished as an exhibit to this annual report on Form 10-K. Exhibits designated with a "+" are identified as management contracts or compensatory plans or arrangements. Exhibits previously filed as indicated below are incorporated by reference.

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

4.15
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

10.5+	Baker Hughes Incorporated Compensation Recoupment Policy effective January 1, 2014 (filed as Exhibit 10.10 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on January 28, 2014).
10.6+
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

10.13+
Baker Hughes Incorporated Executive Severance Plan, as amended and restated on February 7, 2008 (filed as Exhibit 10.17 to the Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2007).

10.14+
Amendment to Exhibit A of Baker Hughes Incorporated Executive Severance Plan as of July 20, 2009 (filed as Exhibit 10.1 to the Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2009).

10.15+	Amendment to Baker Hughes Incorporated Executive Severance Plan dated April 22, 2010 (filed as Exhibit 10.1 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on April 23, 2010).
10.16+
Baker Hughes Incorporated Annual Incentive Compensation Plan for officers, as amended and restated on January 23, 2014 (filed as Exhibit 10.5 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on January 28, 2014).

10.17+
Amendment to the Amended and Restated Baker Hughes Incorporated Annual Incentive Compensation Plan for employees dated March 13, 2015 (filed as Exhibit 10.2 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on March 18, 2015).

10.18+
Baker Hughes Incorporated Supplemental Retirement Plan, as amended and restated effective as of January 1, 2012 (filed as Exhibit 10.1 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on December 20, 2011).

10.19+
Amended and Restated Baker Hughes Incorporated 2002 Employee Long-Term Incentive Plan effective April 24, 2014 (filed as Exhibit 10.2 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on April 29, 2014).

10.20+
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

10.22+
Amendment to the Baker Hughes Incorporated Employee Stock Purchase Plan effective as of April 25, 2013 (filed as Exhibit 10.2 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on April 30, 2013).

10.23+
Amendment to the Baker Hughes Incorporated Employee Stock Purchase Plan effective as of December 31, 2014 (filed as Exhibit 10.28 to the Annual Report of Baker Hughes Incorporated on Form 10-K for the fiscal year ending December 31, 2014).

10.24+
Form of Baker Hughes Incorporated Nonqualified Stock Option Agreement with Terms and Conditions for officers (filed as Exhibit 10.30 to the Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2009).

10.25+
Form of Baker Hughes Incorporated Nonqualified Stock Option Award Agreement and Terms and Conditions for officers (filed as Exhibit 10.70 to the Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2011).

10.26+
Form of Baker Hughes Incorporated Nonqualified Stock Option Award Agreement and Terms and Conditions for officers (filed as Exhibit 10.6 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on January 28, 2014).

10.27+
Form of Baker Hughes Incorporated Nonqualified Stock Option Award Agreement and Terms and Conditions for officers (filed as Exhibit 10.6 to the Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2014).

10.28+
Form of Baker Hughes Incorporated Incentive Stock Option Award Agreement and Terms and Conditions for officers (filed as Exhibit 10.33 to the Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2009).

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

10.34+
Form of Baker Hughes Incorporated Restricted Stock Unit Award Agreement and Terms and Conditions for officers (filed as Exhibit 10.5 to the Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended June 30, 2014).

10.35+
Form of Baker Hughes Incorporated Restricted Stock Unit Award Agreement and Terms and Conditions for officers (filed as Exhibit 10.42 to the Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2014).

10.36+
Form of Baker Hughes Incorporated Restricted Stock Unit Award Agreement and Terms and Conditions for directors (filed as Exhibit 10.44 to the Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2014).

10.37+
Form of Baker Hughes Incorporated Stock Option Award Agreement, including Terms and Conditions for directors (filed as Exhibit 10.41 to the Annual Report of Baker Hughes Incorporated on Form 10-K for the year ended December 31, 2005).

10.38+
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

10.46
Credit Agreement dated as of September 13, 2011, among Baker Hughes Incorporated, JP Morgan Chase Bank, N.A., as Administrative Agent and twenty-one lenders for $2.5 billion, in the aggregate for all banks (filed as Exhibit 10.1 to the Current Report of Baker Hughes Incorporated on Form 8-K filed September 14, 2011).

10.47
Plea Agreement between Baker Hughes Services International, Inc. and the United States Department of Justice filed on April 26, 2007, with the United States District Court of Texas, Houston Division (filed as Exhibit 10.5 to the Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

21.1*	Subsidiaries of Company.
23.1*	Consent of Deloitte & Touche LLP.
31.1**	Certification of Martin S. Craighead, Chairman and Chief Executive Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2**	Certification of Kimberly A. Ross, Chief Financial Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32**
Statement of Martin S. Craighead, Chairman and Chief Executive Officer, and Kimberly A. Ross, Chief Financial Officer, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

95*	Mine Safety Disclosures.
99.1
Notice of Extension, dated July 10, 2015, of the Agreement and Plan of Merger among Halliburton Company, Red Tiger LLC and Baker Hughes Incorporated dated November 16, 2014, extending the termination date to December 1, 2015 (filed as Exhibit 99.1 to the Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2015).

99.2
Notice of Extension, dated September 25, 2015, of the Agreement and Plan of Merger among Halliburton Company, Red Tiger LLC and Baker Hughes Incorporated dated November 16, 2014, extending the termination date to December 16, 2015 (filed as Exhibit 99.2 to the Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended September 30, 2015).

99.3*
Notice of Extension, dated December 15, 2015, of the Agreement and Plan of Merger among Halliburton Company, Red Tiger LLC and Baker Hughes Incorporated dated November 16, 2014, extending the termination date to April 30, 2016.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.LAB*	XBRL Label Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

Baker Hughes Incorporated
Schedule II - Valuation and Qualifying Accounts

(In millions)	Balance at Beginning of Period	Charged to Cost and Expenses	Write-offs (1)	Other Changes (2) (3)	Balance at End of Period
Year Ended December 31, 2015
Reserve for doubtful accounts receivable	$224	$193	$(23)	$(11)	$383
Reserve for inventories	319	195	(235)	(1)	278
Year Ended December 31, 2014
Reserve for doubtful accounts receivable	238	102	(71)	(45)	224
Reserve for inventories	382	37	(92)	(8)	319
Year Ended December 31, 2013
Reserve for doubtful accounts receivable	308	75	(115)	(30)	238
Reserve for inventories	346	85	(46)	(3)	382

(1)	Represents the elimination of accounts receivable and inventory deemed uncollectible or worthless.

(2)	Represents transfers, currency translation adjustments and divestitures.

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

BAKER HUGHES INCORPORATED

Date:	February 16, 2016	/s/ MARTIN S. CRAIGHEAD
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 16th day of February 2016.

Signature	Title

/S/ MARTIN S. CRAIGHEAD	Chairman and Chief Executive Officer
(Martin S. Craighead)	(principal executive officer)

/S/ KIMBERLY A. ROSS	Senior Vice President and Chief Financial Officer
(Kimberly A. Ross)	(principal financial officer)

/S/ ALAN J. KEIFER	Vice President and Controller
(Alan J. Keifer)	(principal accounting officer)

Signature	Title

/S/ LARRY D. BRADY	Director
(Larry D. Brady)

/S/ GREGORY D. BRENNEMAN	Director
(Gregory D. Brenneman)

/S/ CLARENCE P. CAZALOT, JR.	Director
(Clarence P. Cazalot, Jr.)

/S/ WILLIAM H. EASTER III	Director
(William H. Easter III)

/S/ LYNN L. ELSENHANS	Director
(Lynn L. Elsenhans)

/S/ ANTHONY G. FERNANDES	Director
(Anthony G. Fernandes)

/S/ CLAIRE W. GARGALLI	Director
(Claire W. Gargalli)

/S/ PIERRE H. JUNGELS	Director
(Pierre H. Jungels)

/S/ JAMES A. LASH	Director
(James A. Lash)

/S/ J. LARRY NICHOLS	Director
(J. Larry Nichols)

/S/ JAMES W. STEWART	Director
(James W. Stewart)

/S/ CHARLES L. WATSON	Director
(Charles L. Watson)