Form 10-K/A
period 2015-12-31
BAKER HUGHES INC
filed 2016-02-19
CIK 808362

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

EXPLANATORY NOTE
Baker Hughes Incorporated (the "Company") is filing this Amendment No. 1 to its Form 10-K for the year ended December 31, 2015 originally filed with the Securities and Exchange Commission on February 17, 2016 (the "2015 Form 10-K") solely for the purpose of removing the caption "AEC Draft 2/16/2016" which was inadvertently included on the top right corner of the cover page of the 2015 Form 10-K.
No items or disclosures appearing in the Company’s 2015 Form 10-K are affected by this filing other than the cover page correction.  This report on Form 10-K/A is as of the filing date of the 2015 Form 10-K and does not reflect events occurring after that date, or modify or update disclosures in any way. For convenience, the entire Annual Report on Form 10-K, as amended, is being re-filed.

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

BAKER HUGHES INCORPORATED

Date:	February 18, 2016	/s/ MARTIN S. CRAIGHEAD
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 18th day of February 2016.

Signature	Title

/S/ MARTIN S. CRAIGHEAD	Chairman and Chief Executive Officer
(Martin S. Craighead)	(principal executive officer)

/S/ KIMBERLY A. ROSS	Senior Vice President and Chief Financial Officer
(Kimberly A. Ross)	(principal financial officer)

/S/ ALAN J. KEIFER	Vice President and Controller
(Alan J. Keifer)	(principal accounting officer)

*	Director
(Larry D. Brady)

*	Director
(Gregory D. Brenneman)

*	Director
(Clarence P. Cazalot, Jr.)

*	Director
(William H. Easter III)

*	Director
(Lynn L. Elsenhans)

*	Director
(Anthony G. Fernandes)

*	Director
(Claire W. Gargalli)

*	Director
(Pierre H. Jungels)

*	Director
(James A. Lash)

*	Director
(J. Larry Nichols)

*	Director
(James W. Stewart)

*	Director
(Charles L. Watson)

* By:	/s/ KIMBERLY A. ROSS
Kimberly A. Ross Attorney-in-fact