Form 10-Q
period 2016-03-31
BAKER HUGHES INC
filed 2016-05-02
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
YES ☐ NO ☑
As of April 28, 2016, the registrant has outstanding 437,913,730 shares of Common Stock, $1 par value per share.

Baker Hughes Incorporated

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Baker Hughes Incorporated
Consolidated Condensed Statements of Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share amounts)	2016	2015
Revenue:
Sales	$1,013	$1,528
Services	1,657	3,066
Total revenue	2,670	4,594
Costs and expenses:
Cost of sales	944	1,345
Cost of services	1,714	2,997
Research and engineering	102	138
Marketing, general and administrative	207	287
Impairment and restructuring charges	160	573
Merger and related costs	102	28
Total costs and expenses	3,229	5,368
Operating loss	(559)	(774)
Interest expense, net	(55)	(54)
Loss before income taxes	(614)	(828)
Income taxes	(367)	235
Net loss	(981)	(593)
Net loss attributable to noncontrolling interests	—	4
Net loss attributable to Baker Hughes	$(981)	$(589)

Basic and diluted loss per share attributable to Baker Hughes	$(2.22)	$(1.35)

Cash dividends per share	$0.17	$0.17
See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Baker Hughes Incorporated
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2016	2015
Net loss	$(981)	$(593)
Other comprehensive income (loss):
Foreign currency translation adjustments during the period	65	(171)
Pension and other postretirement benefits, net of tax	2	7
Other comprehensive income (loss)	67	(164)
Comprehensive loss	(914)	(757)
Comprehensive loss attributable to noncontrolling interests	—	4
Comprehensive loss attributable to Baker Hughes	$(914)	$(753)
See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Baker Hughes Incorporated
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions)	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,192	$2,324
Accounts receivable - less allowance for doubtful accounts (2016 - $431; 2015 - $383)	2,800	3,217
Inventories, net	2,789	2,917
Deferred income taxes	208	301
Other current assets	782	509
Total current assets	8,771	9,268
Property, plant and equipment - less accumulated depreciation (2016 - $7,647; 2015 - $7,378)	6,323	6,693
Goodwill	6,074	6,070
Intangible assets, net	549	583
Other assets	1,219	1,466
Total assets	$22,936	$24,080
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,153	$1,409
Short-term debt and current portion of long-term debt	162	151
Accrued employee compensation	507	690
Income taxes payable	176	55
Other accrued liabilities	464	470
Total current liabilities	2,462	2,775
Long-term debt	3,885	3,890
Deferred income taxes and other tax liabilities	375	252
Liabilities for pensions and other postretirement benefits	650	646
Other liabilities	162	135
Commitments and contingencies
Equity:
Common stock	438	437
Capital in excess of par value	7,281	7,261
Retained earnings	8,559	9,614
Accumulated other comprehensive loss	(938)	(1,005)
Treasury stock	(21)	(9)
Baker Hughes stockholders’ equity	15,319	16,298
Noncontrolling interests	83	84
Total equity	15,402	16,382
Total liabilities and equity	$22,936	$24,080
See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Baker Hughes Incorporated
Consolidated Condensed Statements of Changes in Equity
(Unaudited)

	Baker Hughes Stockholders' Equity
(In millions, except per share amounts)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2015	$437	$7,261	$9,614	$(1,005)	$(9)	$84	$16,382
Comprehensive loss:
Net loss			(981)				(981)
Other comprehensive income				67			67
Activity related to stock plans	1	(14)			(12)		(25)
Stock-based compensation		34					34
Cash dividends ($0.17 per share)			(74)				(74)
Net activity related to noncontrolling interests						(1)	(1)
Balance at March 31, 2016	$438	$7,281	$8,559	$(938)	$(21)	$83	$15,402

	Baker Hughes Stockholders' Equity
(In millions, except per share amounts)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2014	$434	$7,062	$11,878	$(749)	$—	$105	$18,730
Comprehensive loss:
Net loss			(589)			(4)	(593)
Other comprehensive loss				(164)			(164)
Activity related to stock plans	1	(2)			(7)		(8)
Stock-based compensation		33					33
Cash dividends ($0.17 per share)			(75)				(75)
Net activity related to noncontrolling interests		(10)					(10)
Balance at March 31, 2015	$435	$7,083	$11,214	$(913)	$(7)	$101	$17,913
See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Baker Hughes Incorporated
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2016	2015
Cash flows from operating activities:
Net loss	$(981)	$(593)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	354	460
Impairment of assets	118	240
Provision (benefit) for deferred income taxes	359	(183)
Provision for doubtful accounts	48	105
Other noncash items	(3)	3
Changes in operating assets and liabilities:
Accounts receivable	386	809
Inventories	149	177
Accounts payable	(263)	(627)
Other operating items, net	(266)	(135)
Net cash flows provided by (used in) operating activities	(99)	256
Cash flows from investing activities:
Expenditures for capital assets	(86)	(315)
Proceeds from disposal of assets	82	81
Proceeds from maturities of investment securities	202	—
Purchases of investment securities	(137)	—
Other investing items, net	—	(3)
Net cash flows provided by (used in) investing activities	61	(237)
Cash flows from financing activities:
Net repayments of short-term debt and other borrowings	(5)	(54)
Dividends paid	(74)	(75)
Other financing items, net	(16)	(17)
Net cash flows used in financing activities	(95)	(146)
Effect of foreign exchange rate changes on cash and cash equivalents	1	(7)
Decrease in cash and cash equivalents	(132)	(134)
Cash and cash equivalents, beginning of period	2,324	1,740
Cash and cash equivalents, end of period	$2,192	$1,606
Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$85	$124
Interest paid	$70	$72
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$32	$139
See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Baker Hughes Incorporated ("Baker Hughes," "Company," "we," "our," or "us,") is a leading supplier of oilfield services, products, technology and systems used for drilling, formation evaluation, completion and production, pressure pumping, and reservoir development in the worldwide oil and natural gas industry. We also provide products and services for other businesses including downstream chemicals, and process and pipeline services.
Basis of Presentation
Our unaudited consolidated condensed financial statements included herein have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America ("U.S.") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, certain information and disclosures normally included in our annual financial statements have been condensed or omitted. These unaudited consolidated condensed financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2015. We believe the unaudited consolidated condensed financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. In the Notes to Unaudited Consolidated Condensed Financial Statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated.
Beginning in 2016, all merger and related costs are presented as a separate line item in the consolidated condensed statement of income (loss). Prior year merger and related costs were reclassified from cost of sales and cost of services; research and engineering costs; and marketing, general and administrative costs to conform to the current year presentation.
New Accounting Standards Adopted
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires inventory measured using average cost methods, which we utilize, to be subsequently measured at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Currently, inventory is required to be subsequently measured at the lower of cost or market with market defined as replacement cost, net realizable value or net realizable value less a normal profit margin. We have elected to early adopt this guidance as of January 1, 2016 because we believe this approach will reduce the complexity in the subsequent measurement of our inventory. The guidance stipulates that the amendments in ASU No. 2015-11 shall be adopted on a prospective basis, therefore our adoption had no impact on prior reporting periods.
New Accounting Standards To Be Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The pronouncement is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and is to be applied retrospectively. Early adoption is permitted. We have not completed an evaluation of the impact the pronouncement will have on our consolidated financial statements and related disclosures.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

noncurrent on the balance sheet. The pronouncement is effective for annual reporting periods beginning after December 15, 2016, and may be applied either prospectively or retrospectively. We have not completed an evaluation of the impact the pronouncement will have on our consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases, a new standard on accounting for leases. The ASU introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in the current accounting guidance as well as the FASB's new revenue recognition standard. However, the ASU eliminates the use of bright-line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative disclosures along with specific quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The pronouncement is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, using a modified retrospective approach. Early adoption is permitted. We have not completed an evaluation of the impact the pronouncement will have on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard provides a new requirement to record all of the tax effects related to share-based payments at settlement (or expiration) through the income statement. This pronouncement is effective for annual reporting periods beginning after December 15, 2016. We have not completed an evaluation of the impact the pronouncement will have on our consolidated financial statements and related disclosures.

NOTE 2. HALLIBURTON MERGER AGREEMENT
On November 16, 2014, Baker Hughes, Halliburton Company ("Halliburton") and a wholly owned subsidiary of Halliburton ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), under which Halliburton would acquire all of the outstanding shares of Baker Hughes through a merger of Baker Hughes with and into Merger Sub (the "Merger").
In accordance with the provisions of Section 9.1 of the Merger Agreement, Baker Hughes and Halliburton agreed to terminate the Merger Agreement on April 30, 2016, as a result of the failure of the Merger to occur on or before April 30, 2016 due to the inability to achieve certain specified antitrust related approvals. Halliburton has agreed to pay $3.5 billion to Baker Hughes, on or before May 4, 2016, representing the antitrust termination fee required to be paid pursuant to the Merger Agreement.
Baker Hughes incurred costs related to the Merger of $102 million and $28 million for the three months ended March 31, 2016 and 2015, respectively, including costs under our retention programs and obligations for minimum incentive compensation costs which, based on meeting eligibility criteria, have been treated as merger and related expenses.

NOTE 3. IMPAIRMENT AND RESTRUCTURING CHARGES
IMPAIRMENT CHARGES
We conduct impairment tests on long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on estimated future cash flows. In the first quarter of 2016, oil prices fell to a twelve year low. Additionally, we experienced a continued decline in customer spending as our customers finalized their capital spending budgets for 2016 given the current outlook for a prolonged downturn. We considered these events to be possible impairment indicators and performed testing of long-lived assets for impairment.
As a result of our testing, certain machinery and equipment, with a total carrying value of $203 million, was written down to its estimated fair value, resulting in an impairment charge of $106 million. Additionally, certain customer relationship intangible assets, with a total carrying value of $29 million, were written down to their estimated fair values, resulting in an impairment charge of $12 million. Total impairment charges for the first quarter of 2016 were $118 million. The majority of the impaired machinery and equipment and intangible assets related to

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

our businesses in Russia Caspian and in Asia Pacific. The estimated fair values for these assets were determined using discounted future cash flows. The significant level 3 unobservable inputs used in the determination of the fair value of these assets were the estimated future cash flows and the weighted average cost of capital of 15.0% for Russia Caspian and 13.5% for Asia Pacific.
RESTRUCTURING CHARGES
Throughout 2015 and during the first quarter of 2016, we have taken actions to restructure and adjust our operations and cost structure to reflect current and expected activity levels. These restructuring activities included workforce reductions, contract terminations, facility closures and the removal of excess machinery and equipment that resulted in asset impairments. Depending on future market conditions and activity levels, further actions may be necessary to adjust our operations, which may result in additional charges.
During the three months ended March 31, 2016 and 2015, we recorded restructuring charges as summarized below:

	Three Months Ended	Three Months Ended
Restructuring Charges	March 31, 2016	March 31, 2015
Workforce reductions	$47	$247
Contract terminations	—	86
Impairment of buildings and improvements	(5)	77
Impairment of machinery and equipment	—	163
Total restructuring charges	$42	$573

Workforce reduction costs: During 2015, we initiated workforce reductions that resulted in the elimination of approximately 18,000 positions worldwide. As of December 31, 2015, we had $81 million accrued severance remaining to be paid. In the first three months of 2016, we initiated workforce reductions that will result in the elimination of approximately 2,000 additional positions worldwide. As a result of this action, we recorded a charge for severance expense of $47 million. During the first quarter of 2016, we made payments totaling $77 million relating to workforce reductions. We expect that substantially all of the accrued severance remaining will be paid by the middle of 2016.
Contract termination costs: During the first three months of 2015, we incurred costs of $86 million for various contracts being terminated, primarily in North America. As of December 31, 2015, we had accrued contract termination costs of $26 million remaining to be paid. During the first quarter of 2016, we made payments totaling $16 million relating to contract termination costs.
Impairment of buildings and improvements: During 2015, we consolidated facilities and shut down certain operations, and as a result, we recognized $77 million of impairment charges in the first quarter of 2015 related to facilities primarily in North America and Latin America.
Impairment of machinery and equipment: During 2015 we exited or substantially downsized our presence in select markets primarily in our pressure pumping product line in North America and Latin America, and as a result, we recognized $163 million of impairment losses in the first quarter of 2015 to adjust the carrying value of certain machinery and equipment to its fair value, net of costs to dispose.
OTHER CHARGES
In addition to the matters described above, during the first three months of 2016, we recorded a loss on a firm purchase commitment of $51 million in North America. This loss is reported in cost of services. During the first three months of 2015, we recorded charges of $171 million, of which $29 million is reported in cost of sales and $142 million is reported in cost of services, to write-down the carrying value of certain inventory. The write-down, primarily in North America, includes lower of cost or market adjustments due to the significant decline in activity and related prices for our products coupled with declines in replacement costs. In addition, the adjustments include provisions for excess inventory levels based on estimates of current and future market demand. The product lines

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

impacted are primarily pressure pumping and drilling and completion fluids.

NOTE 4. SEGMENT INFORMATION

We are a supplier of oilfield services, products, technology and systems used in the worldwide oil and natural gas business, referred to as oilfield operations, which are managed through operating segments that are aligned with our geographic regions. We also provide services and products to the downstream chemicals, and process and pipeline services, referred to as Industrial Services.

The performance of our operating segments is evaluated based on profit (loss) before tax, which is defined as income (loss) before income taxes and before the following: net interest expense, corporate expenses and certain gains and losses, including impairment and restructuring charges, not allocated to the operating segments.

Beginning in 2016, we excluded merger and related costs from our operating segments. These costs are now presented as a separate line item in the consolidated condensed statement of income (loss). Prior year merger and related costs have been reclassified to conform to the current year presentation.

Summarized financial information is shown in the following tables:

	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2015
Segments	Revenue	Profit (Loss) Before Taxes	Revenue	Profit (Loss) Before Taxes
North America	$819	$(225)	$2,006	$(209)
Latin America	277	(66)	493	33
Europe/Africa/Russia Caspian	611	(19)	895	(20)
Middle East/Asia Pacific	718	49	916	62
Industrial Services	245	(4)	284	10
Total Operations	2,670	(265)	4,594	(124)
Corporate	—	(32)	—	(49)
Interest expense, net	—	(55)	—	(54)
Impairment and restructuring charges	—	(160)	—	(573)
Merger and related costs	—	(102)	—	(28)
Total	$2,670	$(614)	$4,594	$(828)

NOTE 5. INCOME TAXES
For the three months ended March 31, 2016, total income tax expense was $367 million on a loss before income taxes of $614 million, resulting in a negative effective tax rate of 59.8%, driven primarily by $502 million of valuation allowances.
Due to the significant downturn in the U.S. market during the three months ended March 31, 2016 and uncertainty as to whether the U.S. will generate sufficient future taxable income to utilize the U.S. deferred tax assets, we concluded that valuation allowances were required. The valuation allowances are recorded against various deferred tax assets, including U.S. federal tax credit carryforwards ($164 million), foreign ($110 million) and state ($15 million) net operating losses ("NOL"), and certain U.S. deferred tax assets ($213 million).
In addition, we currently intend to carryback the 2015 NOL and 2016 expected NOL resulting in a $427 million reduction to the beginning of year U.S. deferred tax assets and a $484 million increase in tax receivables, of which $324 million is reflected as a current income tax receivable recorded in other current assets in the consolidated condensed balance sheet.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

NOTE 6. EARNINGS PER SHARE
A reconciliation of the number of shares used for the basic and diluted loss per share computations is as follows:

	Three Months Ended March 31,
	2016	2015
Weighted average common shares outstanding for basic and diluted loss per share	442	437

Anti-dilutive shares excluded from diluted loss per share (1)	—	2
Future potentially dilutive shares excluded from diluted loss per share (2)	7	3

(1)
The calculation of diluted loss per share for the three months ended March 31, 2016 and 2015 excludes shares potentially issuable under stock-based incentive compensation plans and the employee stock purchase plan, as their effect, if included, would have been anti-dilutive.

(2)	Options where the exercise price exceeds the average market price are excluded from the calculation of diluted net loss or earnings per share because their effect would be anti-dilutive.

NOTE 7. INVENTORIES

Inventories, net of reserves of $275 million at March 31, 2016 and $278 million at December 31, 2015, are comprised of the following:

	March 31, 2016	December 31, 2015
Finished goods	$2,524	$2,649
Work in process	139	132
Raw materials	126	136
Total inventories	$2,789	$2,917

NOTE 8. INTANGIBLE ASSETS

Intangible assets are comprised of the following:

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Less: Accumulated Amortization	Net	Gross Carrying Amount	Less: Accumulated Amortization	Net
Technology	$867	$467	$400	$866	$452	$414
Customer relationships (1)	209	83	126	251	106	145
Trade names	108	90	18	108	89	19
Other	18	13	5	18	13	5
Total intangible assets	$1,202	$653	$549	$1,243	$660	$583

(1)
During the first quarter of 2016, we recorded impairments relating to our customer relationship intangible assets totaling $12 million. See Note 3. "Impairment and Restructuring Charges" for further discussion.

Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from 3 to 30 years. Amortization expense for the three months ended March 31, 2016 was $22 million, as compared to $26 million reported in 2015 for the same period.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

Amortization expense of these intangibles over the remainder of 2016 and for each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
Remainder of 2016	$63
2017	81
2018	74
2019	71
2020	61
2021	53

NOTE 9. FINANCIAL INSTRUMENTS
Our financial instruments include cash and cash equivalents, accounts receivable, investments, accounts payable, debt and foreign currency forward contracts. Except as described below, the estimated fair value of such financial instruments at March 31, 2016 and December 31, 2015 approximates their carrying value as reflected in our unaudited consolidated condensed balance sheets.
The estimated fair value of total debt at March 31, 2016 and December 31, 2015 was $4,347 million and $4,321 million, respectively, which differs from the carrying amounts of $4,047 million and $4,041 million, respectively, included in our unaudited consolidated condensed balance sheets. The fair value was determined using quoted period-end market prices.

NOTE 10. EMPLOYEE BENEFIT PLANS
We have both funded and unfunded noncontributory defined benefit pension plans ("Pension Benefits") covering certain employees primarily in the U.S., the United Kingdom, Germany and Canada. We also provide certain postretirement health care benefits ("Other Postretirement Benefits"), through an unfunded plan, to a closed group of U.S. employees who, when they retire, have met certain age and service requirements.
The components of net periodic cost (benefit) are as follows for the three months ended March 31:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015	2016	2015
Service cost	$13	$18	$4	$4	$1	$1
Interest cost	7	7	7	8	1	1
Expected return on plan assets	(10)	(13)	(9)	(12)	—	—
Amortization of prior service credit	—	—	—	—	(2)	(3)
Amortization of net actuarial loss	3	2	1	1	—	1
Curtailment gain	—	—	—	—	—	(9)
Net periodic cost (benefit)	$13	$14	$3	$1	$—	$(9)
Expected Cash Flows
For all pension plans, we make annual contributions to the plans in amounts equal to or greater than amounts necessary to meet minimum governmental funding requirements. During the three months ended March 31, 2016, we contributed approximately $7 million to our defined benefit and other postretirement plans. We have revised our expected contributions and accordingly, we expect to contribute between $51 million and $55 million to our funded and unfunded pension plans and to make payments of between $11 million and $15 million related to other postretirement benefits for the remainder of 2016.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

We contributed approximately $49 million to our defined contribution plans during the three months ended March 31, 2016. Effective April 2016, employer contributions to certain plans were suspended indefinitely. Accordingly, we have revised our expected contributions and now estimate we will contribute between $38 million and $40 million to our defined contribution plans for the remainder of 2016.

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
The following lawsuits were filed in Delaware in connection with our Merger with Halliburton. Subsequent to the filing of the lawsuits, on April 30, 2016, the Merger Agreement with Halliburton was terminated as described in Note 2. "Halliburton Merger Agreement."

•
On November 24, 2014, Gary Molenda, a purported shareholder of the Company, filed a class action lawsuit in the Court of Chancery of the State of Delaware ("Delaware Chancery Court") against Baker Hughes, the Company’s Board of Directors, Halliburton, and Red Tiger LLC, a wholly owned subsidiary of Halliburton ("Red Tiger" and together with all defendants, "Defendants") styled Gary R. Molenda v. Baker Hughes, Inc., et al., Case No. 10390-CB.

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

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

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
On March 18, 2015, the parties reached an agreement in principle to settle the Consolidated Case in exchange for the Company making certain additional disclosures. Those disclosures were contained in a Form 8-K filed with the SEC on March 18, 2015. The settlement was made subject to certain conditions, including consummation of the Merger, final documentation, and court approval. With the termination of the Merger Agreement with Halliburton, the March 18, 2015 settlement agreement is rendered null and void.
On October 9, 2014, our subsidiary filed a Request for Arbitration against a customer before the London Court of International Arbitration, pursuing claims for the non-payment of invoices for goods and services provided in an amount provisionally quantified to exceed $67.9 million. In our Request for Arbitration, we also noted that invoices in an amount exceeding $57 million had been issued to the customer, and would be added to the claim in the event that they became overdue. On November 6, 2014, the customer filed its Response and Counterclaim, denying liability and counterclaiming damages for breach of contract of approximately $182 million. On March 31, 2016, the parties agreed to a settlement principally involving the purchase by the customer of certain inventory held by our subsidiary, with all other claims and counterclaims being released and discharged by each party, and the arbitral proceedings being discontinued.
During 2014, we received customer notifications related to a possible equipment failure in a natural gas storage system in Northern Germany, which includes certain of our products. We are currently investigating the cause of the possible failure and, if necessary, possible repair and replacement options for our products. Similar products were utilized in other natural gas storage systems for this and other customers. The customer initiated arbitral proceedings against us on June 19, 2015, under the rules of the German Institute of Arbitration e.V. (DIS). The customer alleges damages of approximately $170 million plus interest at an annual rate of prime + 5%. The hearing before the arbitration panel is scheduled to commence on January 16, 2017. In addition, on September 21, 2015, TRIUVA Kapitalverwaltungsgesellschaft mbH filed a lawsuit in the United States District Court for the Southern District of Texas, Houston Division against the Company and Baker Hughes Oilfield Operations, Inc. alleging that the plaintiff is the owner of gas storage caverns in Etzel, Germany in which the Company provided certain equipment in connection with the development of the gas storage caverns. The plaintiff further alleges that the Company supplied equipment that was either defectively designed or failed to warn of risks that the equipment posed, and that these alleged defects caused damage to the plaintiff’s property. The plaintiff seeks recovery of alleged compensatory and punitive damages of an unspecified amount, in addition to reasonable attorneys’ fees, court costs and pre-judgment and post-judgment interest. The allegations in this lawsuit are related to the claims made in the June 19, 2015 German arbitration referenced above. At this time, we are not able to predict the outcome of these claims or whether either will have any material impact on our financial position, results of operations or cash flows.
On August 31, 2015, a customer of one of the Company’s subsidiaries issued a Letter of Claim pursuant to a Construction and Engineering Contract. The customer has claimed $369 million plus loss of production resulting from a breach of contract related to five electric submersible pumps installed by the subsidiary in Europe. On January 29, 2016, the Customer served its Statement of Claim, Case No. CL-2015-00584, in the Commercial Court Queen's Bench Division of the High Court of Justice. Investigation is ongoing as to the merits of the claim. At this time, we are not able to predict the outcome of this claim or whether it will have a material impact on our financial position, results of operations or cash flows.
On October 30, 2015, Chieftain Sand and Proppant Barron, LLC initiated arbitration against our subsidiary, Baker Hughes Oilfield Operations, Inc., in the American Arbitration Association. The Claimant alleges that the Company failed to purchase the required sand tonnage for the contract year 2014-2015 and further alleges that the Company repudiated its yearly purchase obligations over the remaining contract term. The Claimant alleges damages of approximately $110 million plus interest, attorneys’ fees and costs. The hearing before the arbitration

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

panel is scheduled to commence on September 27, 2016. The Company intends to vigorously defend the claim. At this time, we are not able to predict the outcome of this claim or whether it will have a material impact on our financial position, results of operations or cash flows.
On April 30, 2015, a class and collective action lawsuit alleging that we failed to pay a nationwide class of workers overtime in compliance with the Fair Labor Standards Act and North Dakota law was filed titled Williams et al. v. Baker Hughes Oilfield Operations, Inc. in the U.S. District Court for the District of North Dakota.  On February 8, 2016, the Court conditionally certified certain subclasses of employees for collective action treatment. We are evaluating the background facts and at this time cannot predict the outcome of this lawsuit and are not able to reasonably estimate the potential impact, if any, such outcome would have on our financial position, results of operations or cash flows.
On July 31, 2015, Rapid Completions LLC filed a lawsuit in federal court in the Eastern District of Texas against Baker Hughes Incorporated, Baker Hughes Oilfield Operations, Inc., and others claiming infringement of U.S. Patent Nos. 6,907,936; 7,134,505; 7,543,634; 7,861,774; and 8,657,009.  On August 6, 2015, Rapid Completions amended its complaint to allege infringement of U.S. Patent No. 9,074,451.  On September 17, 2015, Rapid Completions and Packers Plus Energy Services Inc., sued Baker Hughes Canada Company in the Canada Federal Court on related Canadian patent 2,412,072. On April 1, 2016, Rapid Completions removed U.S. Patent No. 6,907,936 from its claims in the lawsuit. On April 5, 2016, Rapid Completions filed a second lawsuit in federal court in the Eastern District of Texas against Baker Hughes Incorporated, Baker Hughes Oilfield Operations, Inc. and others claiming infringement of U.S. Patent No. 9,303,501. These patents relate primarily to certain specific downhole completions equipment. The plaintiff has requested a permanent injunction against further alleged infringement, damages in an unspecified amount, supplemental and enhanced damages, and additional relief such as attorney’s fees and costs.  At this time, we are not able to predict the outcome of these claims or whether they will have a material impact on our financial position, results of operations or cash flows.
On April 6, 2016, a civil Complaint against Baker Hughes Incorporated and Halliburton Company was filed by the United States of America seeking a permanent injunction restraining Baker Hughes and Halliburton from carrying out the planned acquisition of Baker Hughes by Halliburton or any other transaction that would combine the two companies. The lawsuit is styled United States of America v. Halliburton Co. and Baker Hughes Inc., in the U.S. District Court for the District of Delaware, Case No. 1:16-cv-00233-UNA. The Complaint alleges that the proposed transaction between Halliburton and Baker Hughes would violate Section 7 of the Clayton Act. Subsequent to the filing of the Complaint, on April 30, 2016, the Merger Agreement with Halliburton was terminated as described in Note 2. "Halliburton Merger Agreement."
OTHER
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees, which totaled approximately $1.2 billion at March 31, 2016. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our financial position, results of operations or cash flows.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Pensions and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(261)	$(744)	$(1,005)
Other comprehensive income before reclassifications	1	65	66
Amounts reclassified from accumulated other comprehensive loss	2	—	2
Deferred taxes	(1)	—	(1)
Balance at March 31, 2016	$(259)	$(679)	$(938)

	Pensions and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(246)	$(503)	$(749)
Other comprehensive income (loss) before reclassifications	13	(171)	(158)
Amounts reclassified from accumulated other comprehensive loss	(10)	—	(10)
Deferred taxes	4	—	4
Balance at March 31, 2015	$(239)	$(674)	$(913)

The amounts reclassified from accumulated other comprehensive loss during the three months ended March 31, 2016 and 2015 represent the amortization of prior service credit, net actuarial loss, curtailment gain and certain other items which are included in the computation of net periodic cost (benefit). See Note 10. "Employee Benefit Plans" for additional details. Net periodic cost (benefit) is recorded in cost of sales and services, research and engineering, and marketing, general and administrative expenses.

NOTE 13. SUBSEQUENT EVENT
As discussed in Note 2. "Halliburton Merger Agreement," Baker Hughes and Halliburton agreed to terminate the Merger Agreement on April 30, 2016. The accompanying financial statements were prepared assuming that the Merger would proceed to completion. We have not completed an evaluation of the impact, if any, that the termination of the Merger Agreement may have on our consolidated financial statements. Any effects of the termination of the Merger Agreement on our consolidated financial statements would be reflected prospectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the unaudited consolidated condensed financial statements and the related notes included in Item 1 thereto, as well as our Annual Report on Form 10-K/A for the year ended December 31, 2015 ("2015 Annual Report").
EXECUTIVE SUMMARY
Baker Hughes is a leading supplier of oilfield services, products, technology and systems used in the worldwide oil and natural gas industry, referred to as our oilfield operations. We manage our oilfield operations through four geographic segments consisting of North America, Latin America, Europe/Africa/Russia Caspian ("EARC"), and Middle East/Asia Pacific ("MEAP"). Our Industrial Services businesses are reported in a fifth segment. As of March 31, 2016, Baker Hughes had approximately 39,000 employees compared to approximately 43,000 employees as of December 31, 2015.
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
In the first quarter of 2016, the negative sentiment in the industry once again worsened as oil prices deteriorated to twelve year lows caused by lingering concerns about the Chinese economy, the absence of a ceiling in global production, and an updated global energy demand outlook that does not appear to be robust enough to eliminate the oversupply. Natural gas prices experienced a similar decline in the quarter, reaching levels that hadn't been seen since 1995. As our customers reduce spending to cope with this challenging low-commodity price environment, we were faced once again with a steep activity decline and further price deterioration. As a result of these changes in market conditions and the significant decrease in activity and customer spending, we experienced a significant decline in demand and increased pricing pressuring for our products and services throughout the first quarter of 2016.
Financial Results
For the first quarter of 2016, we generated revenue of $2.67 billion, a decrease of $1.92 billion, or 42%, compared to the first quarter of 2015, consistent with the 41% drop in the worldwide rig count. All geographic segments experienced revenue declines in the first quarter of 2016 due primarily to the downturn in the oil and natural gas market. North America, driven by the drop in the onshore rig count, was the largest contributor to the year-over-year revenue decline. These conditions resulted in reduced activity, an oversupply of equipment and an unfavorable pricing environment. Additionally, the decision to continue limiting our exposure to the unprofitable onshore pressure pumping business in North America has resulted in share losses in this segment. Revenue was also negatively impacted by an unfavorable change in exchange rates of several currencies relative to the U.S. Dollar, predominately in the EARC segment.
Net loss attributable to Baker Hughes was $981 million for the first quarter of 2016, compared to $589 million for the first quarter of 2015. Loss before tax was $614 million for the first quarter of 2016, compared to $828 million for the first quarter of 2015.
Throughout this downturn, we have taken actions to reduce costs and adjust our operational cost structure, within the limitations of the Merger Agreement, to reflect current and expected near-term activity levels, and continued those actions through the first quarter of 2016. During 2015, these restructuring activities included workforce reductions, contract terminations, facility closures and the removal of excess machinery and equipment which resulted in asset impairments. In the first quarter of 2016, we recorded charges totaling $42 million, primarily related to workforce reductions' impairment charges of $118 million to adjust the carrying amount of certain assets and a $51 million loss on a firm purchase commitment. In the first quarter of 2015, we recorded restructuring charges of $573 million. These restructuring and impairment charges have been excluded from the results of our operating segments. Additionally, in the first quarter of 2015, we incurred costs of $171 million to write-down the carrying value of certain inventory. The prior year also includes $57 million more of reserves for doubtful account than the current quarter. The inventory write-down and increase in reserves for doubtful accounts in the prior year are included in the results of our operating segments.
Halliburton Merger Agreement
On November 16, 2014, Baker Hughes and Halliburton Company ("Halliburton") entered into a definitive agreement and plan of merger (the "Merger Agreement") under which Halliburton would acquire all outstanding shares of Baker Hughes in a stock and cash transaction (the "Merger"). In accordance with the provisions of Section 9.1 of the Merger Agreement, Baker Hughes and Halliburton agreed to terminate the Merger Agreement on April 30, 2016, as a result of the failure of the Merger to occur on or before April 30, 2016 due to the inability to achieve certain specified antitrust related approvals. Halliburton has agreed to pay $3.5 billion to Baker Hughes, on or before May 4, 2016, representing the antitrust termination fee required to be paid pursuant to the Merger  Agreement. The antitrust termination fee is required to be paid on or before May 4, 2016. We have not completed an evaluation of the impact, if any, that the termination of the Merger Agreement may have on our consolidated financial statements. Any effects of the termination of the Merger Agreement on our consolidated financial statements would be reflected prospectively.
Outlook
Although our visibility remains limited, we are expecting rig activity worldwide to continue to decline throughout the year and pricing pressures to continue across the globe. Even though oil prices have rebounded in the last month of the quarter more than 40% off their lows, there has been no material change in the exploration and production companies’ behavior to suggest a near-term improvement in activity levels. In the second quarter of 2016, the North America rig count is forecasted to fall 30% compared to the average in the first quarter of 2016. For the second half of the year, we project the U.S. rig count to begin to stabilize, although we do not expect activity to meaningfully increase in 2016. Conversely, the international rig count is predicted to decline steadily through the end of the year as we see limited new projects in the pipeline. In this environment, helping our customers maximize production and lower overall costs is more critical than ever before. Our products and services put us in an excellent position to help them achieve these objectives while continuing to leverage opportunities to convert our capabilities into earnings. While targeting these opportunities, we remain focused on generating positive cash flow through this historical downturn by proactively managing our cost structure, optimizing our working capital, and maximizing return on invested capital.

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
Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended March 31,
	2016	2015
Brent oil price ($/Bbl) (1)	$34.53	$53.90
WTI oil price ($/Bbl) (2)	33.41	48.49
Natural gas price ($/mmBtu) (3)	1.96	2.87

(1)	Bloomberg Dated Brent ("Brent") Oil Spot Price per Barrel

(2)	Bloomberg West Texas Intermediate ("WTI") Cushing Crude Oil Spot Price per Barrel

(3)	Bloomberg Henry Hub Natural Gas Spot Price per million British Thermal Unit
In North America, customer spending is highly driven by WTI oil prices, which fluctuated widely during the first quarter of 2016. During the quarter, WTI oil prices deteriorated to twelve year lows reaching $26.21/Bbl in mid-February 2016 as a result of lingering concerns about the fragile Chinese economy, the absence of restraint in global production, and an updated global energy demand outlook that did not appear to be strong enough to eliminate the surplus. Although oil prices have rebounded more than 45% from their previous lows, to $38.34/Bbl at the end of the quarter, driven by the potential for a possible output freeze by The Organization of the Petroleum Exporting Countries ("OPEC") and non-OPEC countries, there has yet to be any material change in customer behavior to suggest a near-term improvement in activity levels. We continue to see significant skepticism that a deal to freeze crude production can help clear the global oversupply, especially as oil producers failed to reach an agreement in recent meetings.
Outside North America, customer spending is most heavily influenced by Brent oil prices, which, similar to WTI oil prices, fluctuated throughout the quarter, reaching a low of $26.39/Bbl in mid-January 2016, and bouncing back to $37.86/Bbl at the end of the quarter. Brent oil price fluctuations were driven by the same factors as WTI.
Overall, WTI and Brent oil prices in the first quarter of 2016 averaged lower than the prior year by 31% and 36%, respectively, stemming from heightened concerns of a long term global oversupply imbalance as U.S. production has proven to be more resilient than expected to the impact of reduced drilling activity.
In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, averaged $1.96/mmBtu in the first quarter of 2016. Compared to the prior year, natural gas prices have decreased 32%. During March 2016, natural gas prices declined to $1.49/mmBtu, reaching prices that have not been seen since 1995 as reduced heating demand resulted in stockpiles reaching record levels. According to the U.S. Department of Energy ("DOE"), working natural gas in storage at the end of the first quarter of 2016 was 2,468 Bcf, which is 52% higher than the previous five-year (2011-2015) average, and 69%, or 1,007 Bcf, above the corresponding week in 2015.

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
The rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended March 31,
	2016	2015	% Change
U.S. - land and inland waters	535	1,353	(60%)
U.S. - offshore	26	49	(47%)
Canada	165	313	(47%)
North America	726	1,715	(58%)
Latin America	233	352	(34%)
North Sea	30	43	(30%)
Continental Europe	74	89	(17%)
Africa	91	130	(30%)
Middle East	403	412	(2%)
Asia Pacific	186	235	(21%)
Outside North America	1,017	1,261	(19%)
Worldwide	1,743	2,976	(41%)
The rig count in North America decreased 58% in the first quarter of 2016 compared to the same period a year ago, as a consequence of reduced spending from our customers as they adapt to a lower oil price environment. The reduction in North America rig activity compared to the prior year is mainly attributable to oil-directed drilling, which experienced a 58% decline in rig counts as the steep drop in oil prices over the last year resulted in a reduction in exploration and production spending across the region, especially in the U.S. onshore. The natural gas-directed rig count experienced a 56% decrease compared to the same period a year ago as a result of lower natural gas prices. In the U.S., natural gas prices remain below levels that are considered to be economic for new investments in many natural gas fields. In Canada, the reduction in the natural gas-directed rig count was primarily related to lower drilling activity levels in condensate rich zones in Alberta to service oil sands.
Outside North America, the rig count in the first quarter of 2016 decreased 19% compared to the same period a year ago. In Latin America, the rig count declined 34% as a consequence of customer spending reductions throughout the entire region, but most notably in Argentina, Mexico, Colombia, Ecuador and Brazil. In Europe, the rig count in the North Sea decreased 30%, primarily due to a reduction in offshore drilling activity in the UK, and in Continental Europe the rig count declined by 17% driven by lower onshore drilling activity primarily in Romania, Turkey, and France. In Africa, the rig count decreased 30% primarily due to reduced drilling activity across the region, mainly in Nigeria, Angola, Chad, and Libya. The rig count decreased 2% in the Middle East due to lower drilling activity in Egypt onshore, Kuwait and Iraq, partially offset by increased drilling activity in Abu Dhabi, Oman and Saudi Arabia. In Asia Pacific, the rig count declined 21% as a result of reduced drilling activity in Indonesia, India, offshore China, Australia, and New Zealand.

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
Revenue and Profit (Loss) Before Tax
Revenue and profit (loss) before tax for each of our five operating segments is provided below. The performance of our operating segments is evaluated based on profit (loss) before tax, which is defined as income (loss) before income taxes and before the following: net interest expense, corporate expenses, impairment and restructuring charges and certain gains and losses not allocated to the operating segments. Beginning in 2016, we excluded merger and related costs from our operating segments. These costs are now presented as a separate line item in the consolidated condensed statement of income (loss). Prior year merger and related costs have been reclassified to conform to the current year presentation.

	Three Months Ended March 31,		$ Change	% Change
	2016	2015
Revenue:
North America	$819	$2,006	$(1,187)	(59%)
Latin America	277	493	(216)	(44%)
Europe/Africa/Russia Caspian	611	895	(284)	(32%)
Middle East/Asia Pacific	718	916	(198)	(22%)
Industrial Services	245	284	(39)	(14%)
Total	$2,670	$4,594	$(1,924)	(42%)

	Three Months Ended March 31,		$ Change	% Change
	2016	2015
Profit (Loss) Before Taxes:
North America	$(225)	$(209)	$(16)	(8%)
Latin America	(66)	33	(99)	(300%)
Europe/Africa/Russia Caspian	(19)	(20)	1	5%
Middle East/Asia Pacific	49	62	(13)	(21%)
Industrial Services	(4)	10	(14)	(140%)
Total Operations	(265)	(124)	(141)	(114%)
Corporate	(32)	(49)	17	(35%)
Interest expense, net	(55)	(54)	(1)	2%
Impairment and restructuring charges	(160)	(573)	413	(72%)
Merger and related costs	(102)	(28)	(74)	264%
Total	$(614)	$(828)	$214	26%

First Quarter of 2016 Compared to the First Quarter of 2015
North America
North America revenue decreased $1.19 billion, or 59%, in the first quarter of 2016 compared to the first quarter of 2015 primarily as a result of the steep drop in activity, as reflected in the 58% year-over-year rig count decline, and deteriorating pricing conditions as operators further adjust their spending levels in 2016. All product lines have been unfavorably impacted by the activity drop, with production chemicals, deepwater operations, and artificial lift showing the most resilience. Revenue has also been impacted by onshore pressure pumping share losses, as we strive to maintain cash flow positive operations in a market where pricing remains unsustainable.
North America loss before tax was $225 million in the first quarter of 2016 compared to $209 million in the first quarter of 2015. Operating results were negatively impacted by the sharp reduction in activity and an increasingly unfavorable pricing environment. Actions taken to reduce our workforce, close and consolidate facilities and improve commercial terms with vendors, resulted in lower operating costs. These actions to restructure our North American operations to operate in a lower activity environment, combined with the reduction of depreciation and amortization from the impairments recorded in the prior-year, helped mitigate the impact of the precipitous decline in revenue. Our operating results include a $51 million loss related to a firm purchase commitment recognized in the first quarter of 2016 compared to $159 million of costs related to adjusting the carrying value of certain inventory recorded in the first quarter of 2015.
Latin America
Latin America revenue decreased $216 million, or 44%, in the first quarter of 2016 compared to the first quarter of 2015 primarily driven by activity declines, as evident in the 46% rig count drop, exclusive of Venezuela, where we have limited presence. Activity has declined swiftly across the entire segment, with the Andean area experiencing the largest decline.
Latin America loss before tax was $66 million in the first quarter of 2016 compared to profit before tax of $33 million in the first quarter of 2015. The reduction in profitability from lower revenue was exacerbated by an unfavorable product mix from reduced offshore and artificial lift activity. The first quarter of 2016 included an additional $33 million in provisions for doubtful accounts, primarily in Ecuador, which has reduced the benefit of implemented cost reduction measures. Also included in the first quarter of 2016 was an expense of $15 million related to local non-income taxes. In the first quarter of 2015, we incurred costs of $12 million to write-down the carrying value of certain inventory.
Europe/Africa/Russia Caspian
EARC revenue decreased $284 million, or 32%, in the first quarter of 2016 compared to the first quarter of 2015. The decrease in revenue can be attributed to activity reductions across all markets, primarily in West Africa, the UK, and Continental Europe; price deterioration throughout the region; and the unfavorable change in exchange rates, mainly in the European and Russian currencies.
EARC loss before tax was $19 million in the first quarter of 2016 compared to $20 million in the first quarter of 2015. The decline in operating profit from lower activity levels and unfavorable pricing was entirely offset by improved profitability from implemented cost-saving actions and a $60 million decline in provisions for doubtful accounts, primarily in Africa.
Middle East/Asia Pacific
MEAP revenue decreased $198 million, or 22%, in the first quarter of 2016 compared to the first quarter of 2015. The decrease in revenue was predominantly a result of reduced activity in Southeast Asia, Australia and Iraq, and significant pricing pressure across the region.
MEAP profit before tax was $49 million, a decrease of $13 million, or 21%, in the first quarter of 2016 compared to the first quarter of 2015. The reduction in profitability was attributed largely to lower activity levels and unfavorable pricing, partially offset by the benefit of implemented cost-saving actions and $22 million of provisions for doubtful accounts in the prior year that did not repeat in the current quarter.
Industrial Services
For Industrial Services, revenue decreased $39 million and profitability decreased $14 million in the first quarter of 2016 compared to the first quarter of 2015 due to activity reductions as customers reduced spending and delayed projects. Revenue and profitability were also negatively impacted by pricing and the unfavorable change in foreign exchange rates. The first quarter of 2016 also included higher environmental costs than the prior year.
Costs and Expenses
The table below details certain unaudited consolidated condensed statement of income data and as a percentage of revenue.

	Three Months Ended March 31,
	2016		2015
	$	%	$	%
Revenue	$2,670	100%	$4,594	100%
Cost of revenue	2,658	99.6%	4,342	94.5%
Research and engineering	102	3.8%	138	3.0%
Marketing, general and administrative	207	7.8%	287	6.2%
Impairment and restructuring charges	160	6.0%	573	12.5%
Merger and related costs	102	3.8%	28	0.6%
Cost of Revenue
Cost of revenue declined by $1.68 billion, or 39%, in the first quarter of 2016 compared to the prior year. However, as a percentage of revenue, cost of revenue increased to 99.6% from 94.5% over the same periods The decrease in cost of revenue is directly attributable to the 42% decline in revenue year over year. The increase in cost of revenue as a percentage of revenue is due mainly to deteriorating pricing conditions as operators reduce their spending and the oversupply of capacity continues to worsen. Additionally, in the first quarter of 2016, we recorded a loss on a firm purchase commitment of $51 million that was recorded in cost of service. However, our ongoing cost management efforts helped limit the decline in margins on the reduced activity.
Research and Engineering
Research and engineering expenses declined by $36 million for the three months ended March 31, 2016, compared to the prior year, primarily as a result of cost reduction measures.
Marketing, General and Administrative
Marketing, general and administrative ("MG&A") expenses declined by $80 million for the three months ended March 31, 2016, compared to the same period a year ago. The decline in MG&A expenses is primarily a result of workforce reductions and lower spending.
Impairment and Restructuring Charges
During the quarter ended March 31, 2016, we recorded restructuring charges of $42 million consisting primarily of workforce reduction costs. Total cash paid during 2016 related to these charges as well as contract terminations finalized in 2015 was $93 million. In addition to our restructuring activities, in response to the downturn in the energy market and its impact on our business outlook, we determined that the carrying amount of certain of our assets exceeded their respective fair values; therefore, we recorded an impairment charge of $118 million.

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
For further discussion of these charges, see Note 3. "Impairment and Restructuring Charges" of the Notes to Unaudited Consolidated Condensed Financial Statements in Item 1 of Part 1 herein.
Merger and Related Costs
We incurred costs related to the Merger of $102 million and $28 million for the three months ended March 31, 2016 and 2015, respectively, including costs under our retention programs and obligations for minimum incentive compensation costs which, based on meeting eligibility criteria, have been treated as merger and related expenses. On April 30, 2016, the Merger Agreement with Halliburton was terminated as described in Note 2. "Halliburton Merger Agreement" of the Notes to Unaudited Consolidated Condensed Financial Statements in Item 1 of Part 1 herein. We expect to incur merger and related costs through June 30, 2016.
Income Taxes
For the three months ended March 31, 2016, total income tax expense was $367 million on a loss before income taxes of $614 million, resulting in a negative effective tax rate of 59.8%, driven primarily by $502 million of valuation allowances.
Due to the significant downturn in the U.S. market during the three months ended March 31, 2016 and uncertainty as to whether the U.S. will generate sufficient future taxable income to utilize the U.S. deferred tax assets, we concluded that valuation allowances were required. The valuation allowances are recorded against various deferred tax assets, including U.S. federal tax credit carryforwards ($164 million), foreign ($110 million) and state ($15 million) net operating losses ("NOL"), and certain U.S. deferred tax assets ($213 million).
Currently, we expect to be able to utilize all of the 2015 and 2016 U.S. losses by carrying them back to prior years. To the extent losses generated in the U.S. are not able to be carried back, a full valuation allowance would be required against these NOL deferred tax assets.
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility in order to fund the requirements of our business. At March 31, 2016, we had cash and cash equivalents of $2.19 billion, of which approximately $1.96 billion was held by foreign subsidiaries. This compares to $2.32 billion of cash and cash equivalents held at December 31, 2015, of which approximately $2.01 billion was held by foreign affiliates. A substantial portion of the cash held by foreign subsidiaries at March 31, 2016 was reinvested in our international operations as our intent is to use this cash to, among other things, fund the operations of our foreign subsidiaries. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds based on applicable U.S. tax rates net of foreign tax credits. We have a committed revolving credit facility ("credit facility") with commercial banks and a related commercial paper program under which the maximum combined borrowing at any time under both the credit facility and the commercial paper program is $2.50 billion. At March 31, 2016, we had no commercial paper outstanding; therefore, the amount available for borrowing under the credit facility as of March 31, 2016 was $2.50 billion. In the three months ended March 31, 2016, we used cash to fund a variety of activities including certain working capital needs and restructuring costs, capital expenditures, and the payment of dividends. We believe that cash on hand, cash flows generated from operations and the available credit facility, including the issuance of commercial paper, will provide sufficient liquidity to manage our global cash needs.

Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the three months ended March 31:

(In millions)	2016	2015
Operating activities	$(99)	$256
Investing activities	61	(237)
Financing activities	(95)	(146)
Operating Activities
Cash flows from operating activities used cash of $99 million in the three months ended March 31, 2016, due primarily to the decrease in net income after noncash charges. Included in our cash flows from operating activities are payments of $93 million made for employee severance and contract termination costs as a result of our restructuring activities initiated in 2015 and continuing through the first quarter of 2016.
Investing Activities
Our principal recurring investing activity is the funding of capital expenditures to ensure that we have the appropriate levels and types of machinery and equipment in place to generate revenue from operations. Expenditures for capital assets totaled $86 million in the three months ended March 31, 2016.
Proceeds from the disposal of assets were $82 million in the three months ended March 31, 2016, which related primarily to equipment that was lost-in-hole, and to a lesser extent, property, machinery and equipment no longer used in operations that was sold throughout the period.
We had proceeds from maturities of investment securities of $202 million and purchases of investment securities of $137 million in the three months ended March 31, 2016.
Financing Activities
We had net repayments of short-term debt and other borrowings of $5 million in the three months ended March 31, 2016. Total debt outstanding at March 31, 2016 was $4.05 billion, an increase of $6 million compared to December 31, 2015. The total debt-to-capital (defined as total debt plus equity) ratio was 0.21 at March 31, 2016 and December 31, 2015. We paid dividends of $74 million in the three months ended March 31, 2016.
Our Board of Directors has previously authorized a program to repurchase our common stock from time to time. In the three months ended March 31, 2016, we did not repurchase any shares of common stock. We had authorization remaining to repurchase approximately $1.05 billion in common stock at March 31, 2016. On April 30, 2016, our Board of Directors approved an increase to the share repurchase program authorization from $1.05 billion to $2.0 billion and authorized the repurchase of debt up to $1.0 billion.
Under the Merger Agreement with Halliburton, which was terminated on April 30, 2016, as described in Note 2. "Halliburton Merger Agreement" of the Notes to Unaudited Consolidated Condensed Financial Statements in Item 1 of Part I herein, we generally agreed not to repurchase any shares of our common stock while the Merger was pending. As a result of the termination of the Merger Agreement, this restriction is no longer in effect.
Available Credit Facility
We have a committed revolving credit facility with commercial banks and a related commercial paper program under which the maximum combined borrowing at any time under both the credit facility and the commercial paper program is $2.50 billion. The credit facility matures in September 2016 and contains certain covenants which, among other things, restrict certain merger transactions or the sale of all or substantially all of our assets or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the credit facility may be accelerated. Such events of default include payment defaults to lenders under the credit facility, covenant defaults and other customary defaults. We were in compliance with all of the credit facility’s covenants, and there were no direct borrowings under the credit facility during the quarter ended March 31, 2016. Under the commercial paper program, we may issue from time to time up to $2.50 billion in commercial paper with maturity of no more than 270 days. The amount available to borrow under the credit facility is reduced by the amount of any commercial paper outstanding. At March 31, 2016, we had no outstanding borrowings under the commercial paper program. The Company intends to refinance its $2.5 billion credit facility, which expires in September 2016.
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
In 2016, we expect our capital expenditures to be between $450 million and $550 million, excluding any amount related to acquisitions. The expenditures are expected to be used primarily for normal, recurring items necessary to support our business and operations. A significant portion of our capital expenditures can be adjusted and managed by us to match market demand and activity levels.
As a result of our current intention to carryback the 2015 NOL, we anticipate making income tax payments, net of refunds, of up to $50 million in 2016.
During the three months ended March 31, 2016, we contributed approximately $56 million to our defined benefit, defined contribution and other postretirement plans. Effective April 2016, employer contributions to certain defined contribution plans were suspended indefinitely. Accordingly, we have revised our expected contributions and now expect to make additional contributions in the range of $100 million to $110 million for the remainder of 2016.
We currently anticipate paying dividends in the range of $73 million to $78 million in the second quarter of 2016. Under the Merger Agreement with Halliburton, which was terminated on April 30, 2016, as described in Note 2. "Halliburton Merger Agreement" of the Notes to Unaudited Consolidated Condensed Financial Statements in Item 1 of Part I herein, we agreed not to increase the quarterly dividend while the Merger was pending. As a result of the termination of the Merger Agreement, this restriction is no longer in effect.
FORWARD-LOOKING STATEMENTS
MD&A and certain statements in the Notes to Unaudited Consolidated Condensed Financial Statements, includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act (each a "forward-looking statement"). The words "anticipate," "believe," "ensure," "expect," "if," "intend," "estimate," "probable," "project," "forecasts," "predict," "outlook," "aim," "will," "could," "should," "would," "potential," "may," "likely" and similar expressions, and the negative thereof, are intended to identify forward-looking statements. Our forward-looking statements are based on assumptions that we believe to be reasonable but that may not prove to be accurate. The statements do not include the potential impact of future transactions, such as an acquisition, disposition, merger, joint venture or other transactions that could occur. We undertake no obligation to publicly update or revise any forward-looking statement. Our expectations regarding our business outlook, including changes in revenue, pricing, capital spending, profitability, tax rates, strategies for our operations, the impact of any common stock or debt repurchases or exchanges, renegotiation of our credit facility, oil and natural gas market conditions, the business plans of our customers, market share and contract terms, costs and availability of resources, legal, economic and regulatory conditions, and environmental matters are only our forecasts regarding these matters.
All of our forward-looking information is subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of those risk factors identified in "Part II, Item 1A. Risk Factors" section contained herein, as well as the risk factors described in our 2015 Annual Report, this filing and those set forth from time to time in our filings with the SEC. These documents are available through our website or through the SEC’s Electronic Data Gathering and Analysis Retrieval ("EDGAR") system at http://www.sec.gov.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the three months ended March 31, 2016, does not differ materially from that discussed under Part II, Item 7(a), "Quantitative and Qualitative Disclosures About Market Risk," in our 2015 Annual Report on Form 10-K/A.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act of 1934, as amended (the "Exchange Act"). This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, as of March 31, 2016, our disclosure controls and procedures, as defined by Rule 13a-15(e) of the Exchange Act, were not effective.
During the quarter ended March 31, 2016, we identified a material weakness in our controls related to the determination of valuation allowances for deferred tax assets. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Our identified weakness had no impact on any amounts reported in the financial statements for the quarter ended March 31, 2016 or for any previous period. We are currently designing a remediation plan to strengthen controls over this process which is expected to be implemented during the quarter ending June 30, 2016. This weakness will not be considered remediated until the enhanced controls have been tested and determined to be designed and operating effectively.
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
Changes in Internal Controls Over Financial Reporting
Except as discussed immediately above in the Evaluation of Disclosure Controls and Procedures, there has been no change in our internal controls over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See discussion of legal proceedings in Note 11 of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report, Item 3 of Part I of our 2015 Annual Report and Note 13 of the Notes to Consolidated Financial Statements included in Item 8 of our 2015 Annual Report.

ITEM 1A. RISK FACTORS
As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in our "Risk Factors" in the 2015 Annual Report as well as the following risk factors related to the Merger with Halliburton that was terminated on April 30, 2016:
The termination of our Merger with Halliburton could negatively affect our stock price and our future business and financial results.
Following the termination of our Merger with Halliburton, there may be some ongoing adverse impact to our business, including the following:

•	having to pay certain costs relating to the Merger and its termination;

•	the trading price of Baker Hughes common stock may decline to the extent that the current trading price reflected a market assumption that the Merger would be completed; and

•	the Company could be subject to litigation from shareholders related to the Merger Agreement or its termination.
Changes in economic and/or market conditions may impact any stock or debt repurchases.
To the extent the Company engages in stock or debt repurchases, such activity is subject to economic and market conditions, such as the trading prices for our stock and debt, as well as the terms of any stock purchase plans intended to comply with Rule 10b5-1 or Rule 10b-18 of the Exchange Act. At our discretion, we may engage in or discontinue stock or debt repurchases at any time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about our purchases of equity securities during the three months ended March 31, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)(3)
January 1-31, 2016	384,461	$40.14	—	$1,049,832,435
February 1-29, 2016	16,737	$44.25	—	$1,049,832,435
March 1-31, 2016	353	$44.05	—	$1,049,832,435
Total	401,551	$40.19	—

(1)	Represents shares purchased from employees to satisfy the tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock units.

(2)
There were no repurchases during the first quarter of 2016 under our previously announced purchase program. Under the Merger Agreement with Halliburton, which was terminated on April 30, 2016, as described in Note 2. "Halliburton Merger Agreement" of the Notes to Unaudited Consolidated Condensed Financial Statements in Item 1 of Part I herein, we generally agreed not to repurchase any shares of our common stock while the Merger was pending. As a result of the termination of the Merger Agreement, this restriction is no longer in effect.

(3)	On April 30, 2016, our Board of Directors approved an increase to the share repurchase program authorization from $1.05 billion to $2.0 billion.
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
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
Each exhibit identified below is filed as a part of this report. Exhibits designated with an "*" are filed as an exhibit to this Quarterly Report on Form 10-Q.

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

BAKER HUGHES INCORPORATED (Registrant)

Date:	May 2, 2016	By:	/s/ KIMBERLY A. ROSS
Kimberly A. Ross
Senior Vice President and Chief Financial Officer

Date:	May 2, 2016	By:	/s/ ALAN J. KEIFER
Alan J. Keifer
Vice President and Controller