Form 10-Q
period 2016-06-30
BAKER HUGHES INC
filed 2016-07-29
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
YES ☐ NO ☑
As of July 21, 2016, the registrant has outstanding 427,901,413 shares of Common Stock, $1 par value per share.

Baker Hughes Incorporated

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Baker Hughes Incorporated
Consolidated Condensed Statements of Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2016	2015	2016	2015
Revenue:
Sales	$954	$1,431	$1,967	$2,959
Services	1,454	2,537	3,111	5,603
Total revenue	2,408	3,968	5,078	8,562
Costs and expenses:
Cost of sales	1,182	1,220	2,126	2,565
Cost of services	1,930	2,364	3,644	5,361
Research and engineering	99	118	201	256
Marketing, general and administrative	222	264	429	551
Impairment and restructuring charges	1,126	76	1,286	649
Goodwill impairment	1,841	—	1,841	—
Merger and related costs	78	83	180	111
Merger termination fee	(3,500)	—	(3,500)	—
Litigation settlements	—	(13)	—	(13)
Total costs and expenses	2,978	4,112	6,207	9,480
Operating loss	(570)	(144)	(1,129)	(918)
Loss on early extinguishment of debt	(142)	—	(142)	—
Interest expense, net	(48)	(53)	(103)	(107)
Loss before income taxes	(760)	(197)	(1,374)	(1,025)
Income taxes	(152)	7	(519)	242
Net loss	(912)	(190)	(1,893)	(783)
Net loss attributable to noncontrolling interests	1	2	1	6
Net loss attributable to Baker Hughes	$(911)	$(188)	$(1,892)	$(777)

Basic and diluted loss per share attributable to Baker Hughes	$(2.08)	$(0.43)	$(4.30)	$(1.77)

Cash dividends per share	$0.17	$0.17	$0.34	$0.34
See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Baker Hughes Incorporated
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Net loss	$(912)	$(190)	$(1,893)	$(783)
Other comprehensive income (loss):
Foreign currency translation adjustments during the period	(25)	81	40	(91)
Pension and other postretirement benefits, net of tax	12	(6)	14	1
Other comprehensive income (loss)	(13)	75	54	(90)
Comprehensive loss	(925)	(115)	(1,839)	(873)
Comprehensive loss attributable to noncontrolling interests	1	2	1	6
Comprehensive loss attributable to Baker Hughes	$(924)	$(113)	$(1,838)	$(867)
See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Baker Hughes Incorporated
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions)	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$3,910	$2,324
Accounts receivable - less allowance for doubtful accounts (2016 - $573; 2015 - $383)	2,262	3,217
Inventories, net	1,992	2,917
Deferred income taxes	196	301
Other current assets	1,039	509
Total current assets	9,399	9,268
Property, plant and equipment - less accumulated depreciation (2016 - $7,269; 2015 - $7,378)	5,229	6,693
Goodwill	4,233	6,070
Intangible assets, net	439	583
Other assets	1,019	1,466
Total assets	$20,319	$24,080
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,023	$1,409
Short-term debt and current portion of long-term debt	139	151
Accrued employee compensation	460	690
Income taxes payable	175	55
Other accrued liabilities	541	470
Total current liabilities	2,338	2,775
Long-term debt	2,887	3,890
Deferred income taxes and other tax liabilities	352	252
Liabilities for pensions and other postretirement benefits	651	646
Other liabilities	125	135
Commitments and contingencies
Equity:
Common stock	428	437
Capital in excess of par value	6,853	7,261
Retained earnings	7,574	9,614
Accumulated other comprehensive loss	(951)	(1,005)
Treasury stock	(21)	(9)
Baker Hughes stockholders’ equity	13,883	16,298
Noncontrolling interests	83	84
Total equity	13,966	16,382
Total liabilities and equity	$20,319	$24,080
See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Baker Hughes Incorporated
Consolidated Condensed Statements of Changes in Equity
(Unaudited)

	Baker Hughes Stockholders' Equity
(In millions, except per share amounts)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2015	$437	$7,261	$9,614	$(1,005)	$(9)	$84	$16,382
Comprehensive loss:
Net loss			(1,892)			(1)	(1,893)
Other comprehensive income				54			54
Activity related to stock plans	2	13			(12)		3
Repurchase and retirement of common stock	(11)	(489)					(500)
Stock-based compensation		68					68
Cash dividends ($0.34 per share)			(148)				(148)
Balance at June 30, 2016	$428	$6,853	$7,574	$(951)	$(21)	$83	$13,966

	Baker Hughes Stockholders' Equity
(In millions, except per share amounts)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2014	$434	$7,062	$11,878	$(749)	$—	$105	$18,730
Comprehensive loss:
Net loss			(777)			(6)	(783)
Other comprehensive loss				(90)			(90)
Activity related to stock plans	2	54			(8)		48
Stock-based compensation		63					63
Cash dividends ($0.34 per share)			(148)				(148)
Net activity related to noncontrolling interests		(24)				1	(23)
Balance at June 30, 2015	$436	$7,155	$10,953	$(839)	$(8)	$100	$17,797
See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Baker Hughes Incorporated
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2016	2015
Cash flows from operating activities:
Net loss	$(1,893)	$(783)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	659	894
Impairment of assets	1,055	265
Goodwill impairment	1,841	—
Inventory write-down	587	194
Loss on early extinguishment of debt	142	—
Provision (benefit) for deferred income taxes	238	(366)
Provision for doubtful accounts	215	116
Other noncash items	(23)	(10)
Changes in operating assets and liabilities:
Accounts receivable	742	1,590
Inventories	347	313
Accounts payable	(385)	(1,000)
Other operating items, net	(47)	(376)
Net cash flows provided by operating activities	3,478	837
Cash flows from investing activities:
Expenditures for capital assets	(156)	(573)
Proceeds from disposal of assets	139	171
Proceeds from maturities of investment securities	204	—
Purchases of investment securities	(276)	—
Other investing items, net	—	(11)
Net cash flows used in investing activities	(89)	(413)
Cash flows from financing activities:
Net repayments of short-term debt and other borrowings	(36)	(64)
Repayment of long-term debt	(1,135)	—
Repurchase of common stock	(500)	—
Dividends paid	(148)	(148)
Other financing items, net	14	25
Net cash flows used in financing activities	(1,805)	(187)
Effect of foreign exchange rate changes on cash and cash equivalents	2	(4)
Increase in cash and cash equivalents	1,586	233
Cash and cash equivalents, beginning of period	2,324	1,740
Cash and cash equivalents, end of period	$3,910	$1,973
Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$213	$306
Interest paid	$129	$122
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$22	$100
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
Beginning in 2016, all merger and related costs are presented as a separate line item in the consolidated condensed statement of income (loss). Prior year merger and related costs were reclassified to conform to the current year presentation.
New Accounting Standards Adopted
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-11, Simplifying the Measurement of Inventory, which requires inventory measured using average cost methods, which we utilize, to be subsequently measured at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We adopted this guidance as of January 1, 2016 because we believe this approach will reduce the complexity in the subsequent measurement of our inventory. The guidance stipulates that the amendments in ASU No. 2015-11 shall be adopted on a prospective basis, therefore our adoption had no impact on prior reporting periods.
New Accounting Standards To Be Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The ASU will supersede most of the existing revenue recognition requirements in U.S. GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The pronouncement is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and is to be applied retrospectively. Early adoption is permitted. We have not completed an evaluation of the impact the pronouncement will have on our consolidated financial statements and related disclosures.
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

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

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
In accordance with the provisions of Section 9.1 of the Merger Agreement, Baker Hughes and Halliburton agreed to terminate the Merger Agreement on April 30, 2016, as a result of the failure of the Merger to occur on or before April 30, 2016 due to the inability to obtain certain specified antitrust related approvals. Halliburton paid $3.5 billion to Baker Hughes on May 4, 2016, representing the termination fee required to be paid pursuant to the Merger Agreement.
Baker Hughes incurred costs related to the Merger of $78 million and $83 million for the three months ended June 30, 2016 and 2015, respectively, and $180 million and $111 million for the six months ended June 30, 2016 and 2015, respectively, including costs under our retention programs and obligations for minimum incentive compensation costs which, based on meeting eligibility criteria, have been treated as merger and related expenses.

NOTE 3. IMPAIRMENT AND RESTRUCTURING CHARGES
IMPAIRMENT CHARGES
We conduct impairment tests on long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on estimated future cash flows. Although oil prices have risen since the lows reached in February 2016 and rig counts have begun to stabilize, customer spending and activity continues at low levels, thus continuing lower demand for our products and services. We consider our customers' constrained capital spending budgets for 2016 and the current outlook for low activity levels to be impairment indicators and accordingly continue to evaluate our long-lived assets for impairment.
As a result of our impairment testing in the second quarter of 2016, certain machinery and equipment, with a total carrying value of $754 million, was written down to its estimated fair value, resulting in an impairment charge of $240 million. These assets remain in use. Additionally, certain intangible assets, with a total carrying value of $174 million, were written down to their estimated fair values, resulting in an impairment charge of $89 million. Total impairment charges for the three and six months ended June 30, 2016 were $329 million and $447 million, respectively. The majority of the impaired machinery and equipment and intangible assets related to our pressure pumping business in North America, Middle East and Asia Pacific. The estimated fair values for these assets were

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

determined using discounted future cash flows. The significant Level 3 unobservable inputs used in the determination of the fair value of these assets were the estimated future cash flows and the weighted average cost of capital of 10.0% for North America, 14.0% for Middle East and 13.5% for Asia Pacific.
RESTRUCTURING CHARGES
We recognize restructuring charges for costs associated with workforce reductions, contract terminations, facility closures and impairments related to the permanent removal from service and disposal of excess machinery and equipment. As a result of the downturn in the industry in 2015 and its impact on our business outlook, we took actions to restructure and adjust our operations and cost structure to reflect current and expected activity levels to the extent allowable under the Merger Agreement with Halliburton. Following the termination of the Merger Agreement in the second quarter of 2016, to address ongoing industry challenges, we took additional actions to reduce costs, simplify our organization, refine and rationalize our operating strategy and adjust our capacity to meet expected levels of future demand. These actions necessitated workforce reductions, contract terminations, facility closures and the permanent removal from service and disposal of excess machinery and equipment. Depending on future market conditions and activity levels, further actions may be necessary to adjust our operations, which may result in additional charges.
During the three and six months ended June 30, 2016 and 2015, we recorded restructuring charges as summarized below:

	Three Months Ended		Six Months Ended
Restructuring Charges	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Workforce reductions	$98	$61	$145	$308
Contract terminations	91	(3)	91	83
Impairment of buildings and improvements	110	5	105	82
Impairment of machinery and equipment	498	13	498	176
Total restructuring charges	$797	$76	$839	$649

Workforce reduction costs: During the second quarter of 2016, we initiated workforce reductions that will result in the elimination of approximately 3,000 additional positions worldwide and recorded a charge for severance expense of $98 million. As of June 30, 2016, we had $66 million of accrued severance. We expect that substantially all of the accrued severance will be paid by the end of 2016.
Contract termination costs: During the second quarter of 2016, we canceled a supply contract and certain equipment leases and recorded a charge of $91 million. During the same period, we made payments totaling $54 million relating to contract termination costs. As of June 30, 2016, we had accrued contract termination costs of $47 million.
Impairment of buildings and improvements: During the second quarter of 2016, we consolidated and closed certain facilities and recorded related impairment charges of $110 million in North America. These facilities have been taken out of service and will be disposed.
Impairment of machinery and equipment: During the second quarter of 2016, we evaluated our capacity and made adjustments to align our capacity to expected future operational levels and strategy. These actions impacted all product lines and as a result, we recognized an impairment loss of $498 million relating to the cost to impair excess machinery and equipment to its net realizable value. The total machinery and equipment impairments reduced our segment assets as follows: North America - $203 million; Latin America - $97 million; Europe/Africa/Russia Caspian - $84 million; Middle East/Asia Pacific - $76 million; and Industrial Services - $38 million. We are disposing of all excess machinery and equipment and expect to be substantially complete by the end of the third quarter of 2016.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

OTHER CHARGES
During the second quarter of 2016, in connection with the evaluation of our current inventory levels and expected future demand and to align with our future strategy, we recorded charges of $621 million, including $34 million of disposal costs, of which $205 million is reported in cost of sales and $416 million is reported in cost of services, to write off the carrying value of inventory deemed excess. These actions impacted all product lines. The amount of the inventory write-off recorded by segment is as follows: North America - $209 million; Latin America - $88 million; Europe/Africa/Russia Caspian - $152 million; Middle East/Asia Pacific - $125 million; and Industrial Services - $47 million. We are disposing of the excess inventory, and we expect to be substantially complete by the end of the third quarter of 2016. During the first six months of 2015, we recorded charges of $194 million, of which $37 million is reported in cost of sales and $157 million is reported in cost of services, to write down the carrying value of certain inventory. The product lines impacted were primarily pressure pumping and drilling and completion fluids.
The second quarter of 2016 was benefited by a reversal of a loss on a firm purchase commitment of $51 million that was recorded in cost of service in the first quarter of 2016 as the contract was settled in the second quarter of 2016.

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
The performance of our operating segments is evaluated based on operating profit (loss) before tax, which is defined as income (loss) before income taxes and before the following: net interest expense, corporate expenses and certain gains and losses, including impairment and restructuring charges, goodwill impairment charges and the merger termination fee, not allocated to the operating segments.
Beginning in 2016, we excluded merger and related costs from our operating segments. These costs are now presented as a separate line item in the consolidated condensed statement of income (loss). Prior year merger and related costs have been reclassified to conform to the current year presentation.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

Summarized financial information is shown in the following tables:

	Three Months Ended		Three Months Ended
	June 30, 2016		June 30, 2015
Segments	Revenue	Operating Profit (Loss) Before Tax	Revenue	Operating Profit (Loss) Before Tax
North America	$668	$(311)	$1,498	$(150)
Latin America	235	(243)	439	45
Europe/Africa/Russia Caspian	581	(257)	869	57
Middle East/Asia Pacific	651	(142)	856	60
Industrial Services	273	(43)	306	32
Total Operations	2,408	(996)	3,968	44
Corporate	—	(29)	—	(42)
Loss on early extinguishment of debt	—	(142)	—	—
Interest expense, net	—	(48)	—	(53)
Impairment and restructuring charges	—	(1,126)	—	(76)
Goodwill impairment	—	(1,841)	—	—
Merger and related costs	—	(78)	—	(83)
Merger termination fee	—	3,500	—	—
Litigation settlements	—	—	—	13
Total	$2,408	$(760)	$3,968	$(197)

	Six Months Ended		Six Months Ended
	June 30, 2016		June 30, 2015
Segments	Revenue	Operating Profit (Loss) Before Tax	Revenue	Operating Profit (Loss) Before Tax
North America	$1,487	$(536)	$3,504	$(359)
Latin America	512	(309)	932	78
Europe/Africa/Russia Caspian	1,192	(276)	1,764	37
Middle East/Asia Pacific	1,369	(93)	1,772	122
Industrial Services	518	(47)	590	42
Total Operations	5,078	(1,261)	8,562	(80)
Corporate	—	(61)	—	(91)
Loss on early extinguishment of debt	—	(142)	—	—
Interest expense, net	—	(103)	—	(107)
Impairment and restructuring charges	—	(1,286)	—	(649)
Goodwill impairment	—	(1,841)	—	—
Merger and related costs	—	(180)	—	(111)
Merger termination fee	—	3,500	—	—
Litigation settlements	—	—	—	13
Total	$5,078	$(1,374)	$8,562	$(1,025)

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

The following table presents total assets by segment at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Segments	Assets	Assets
North America	$3,745	$6,599
Latin America	1,690	2,323
Europe/Africa/Russia Caspian	2,589	3,077
Middle East/Asia Pacific	2,870	3,441
Industrial Services	683	1,106
Shared assets	5,332	5,613
Total Operations	16,909	22,159
Corporate	3,410	1,921
Total	$20,319	$24,080
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

NOTE 5. INCOME TAXES
For the three months ended June 30, 2016, total income tax expense was $152 million on a loss before income taxes of $760 million, resulting in a negative effective tax rate of 20.0%. The negative effective tax rate is driven primarily by the $1.84 billion goodwill impairment with a tax benefit of $76 million due to a significant portion of the goodwill having no tax basis. Also, the impairment and restructuring charges totaling $1.13 billion along with $621 million of charges to write off and dispose of certain excess inventory resulted in $290 million of tax benefit due primarily to valuation allowances provided in certain jurisdictions. These negative rate drivers were partially offset by the reversal of approximately $460 million of valuation allowances for certain tax credit carryforwards that will be utilized as a result of receiving the $3.5 billion termination fee which represents U.S. taxable income.
As a consequence of receiving the $3.5 billion termination fee, we no longer expect to have a U.S. net operating loss ("NOL") in 2016. However, we still intend to carryback the 2015 NOL to prior tax years. As a result, a $409 million current income tax receivable is reflected on the balance sheet as of June 30, 2016.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

NOTE 6. EARNINGS PER SHARE
A reconciliation of the number of shares used for the basic and diluted loss per share computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average common shares outstanding for basic and diluted loss per share	438	438	440	438

Anti-dilutive shares excluded from diluted loss per share (1)	1	2	1	2
Future potentially dilutive shares excluded from diluted loss per share (2)	6	2	7	2

(1)
The calculation of diluted loss per share for both the three and six months ended June 30, 2016 excludes shares potentially issuable under stock-based incentive compensation plans and the employee stock purchase plan, as their effect, if included, would have been anti-dilutive.

(2)	Options where the exercise price exceeds the average market price are excluded from the calculation of diluted net loss or earnings per share because their effect would be anti-dilutive.

NOTE 7. INVENTORIES

Inventories, net of reserves of $78 million at June 30, 2016 and $278 million at December 31, 2015, are comprised of the following:

	June 30, 2016	December 31, 2015
Finished goods	$1,749	$2,649
Work in process	121	132
Raw materials	122	136
Total inventories	$1,992	$2,917

In the first six months of 2016, we wrote off the carrying value of certain excess inventory resulting in a charge of $587 million, net of existing reserves of $262 million. In addition, we accrued $34 million of related disposal costs. See Note 3. "Impairment and Restructuring Charges" for further discussion. We are disposing of the excess inventory, and we expect to be substantially complete by the end of the third quarter of 2016.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

NOTE 8. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are comprised of the following at June 30, 2016 and December 31, 2015:

	Useful Life	June 30, 2016	December 31, 2015
Land		$246	$263
Buildings and improvements	5 - 30 years	2,514	2,624
Machinery, equipment and other	1 - 20 years	9,738	11,184
Subtotal		12,498	14,071
Less: Accumulated depreciation		7,269	7,378
Total property, plant and equipment		$5,229	$6,693

During the first six months of 2016, we recorded impairment charges relating to property, plant and equipment totaling approximately $949 million. See Note 3. "Impairment and Restructuring Charges" for further discussion.

NOTE 9. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill are detailed below by segment.

	North America	Latin America	Europe/ Africa/ Russia Caspian	Middle East/ Asia Pacific	Industrial Services	Total Goodwill
Balance at December 31, 2015	$3,097	$584	$1,068	$819	$502	$6,070
Impairments	(1,530)	—	—	—	(311)	(1,841)
Currency translation adjustments	2	3	(1)	—	—	4
Balance at June 30, 2016	$1,569	$587	$1,067	$819	$191	$4,233
Goodwill is tested annually for impairment as of October 1 of each year or sooner when circumstances indicate an impairment may exist at the reporting unit level. During the second quarter of 2016, as a result of the termination of the Merger Agreement with Halliburton, we concluded it was necessary to conduct a goodwill impairment review. Our reporting units are the same as our five reportable segments. Goodwill is tested for impairment using a two-step approach. In the first step, the fair value of each reporting unit is determined and compared to the reporting unit's carrying value, including goodwill. If the fair value of a reporting unit is less than its carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment, if any. In the second step, the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit as if it had been acquired in a business combination and the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit's goodwill is then compared to the actual carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized for the difference.

We determined the fair value of our reporting units using a combination of techniques including discounted cash flows derived from our long-term plans and a market approach that provides value indications through a comparison with guideline public companies. The inputs used to determine the fair values were classified as Level 3 in the fair value hierarchy. Based on the results of our impairment test, we determined that goodwill of two of our reporting units was impaired and recorded an estimate of the goodwill impairment loss of $1.84 billion, which consisted of $1.53 billion for the North America segment and $311 million for the Industrial Services segment. While we have substantially completed all actions necessary in the determination of the implied fair value of goodwill, some of the estimated fair values and allocations are subject to adjustment once the valuations and other computations are

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

completed. We will finalize these items and record any required adjustments as we obtain the information necessary to complete the analysis, which we expect to occur in the third quarter of 2016. The volatility that currently exists in the oil and natural gas industry and further declines in future commodity prices and customer spending could negatively impact our forecasted profitability and operating cash flows, necessitating a future goodwill impairment review. Depending on the changes in our business outlook and other assumptions underlying the fair value measurements of our reporting units, we may be required to recognize additional goodwill impairments.

Intangible assets are comprised of the following:

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Less: Accumulated Amortization	Net	Gross Carrying Amount	Less: Accumulated Amortization	Net
Technology	$793	$426	$367	$866	$452	$414
Customer relationships	94	38	56	251	106	145
Trade names	96	83	13	108	89	19
Other	16	13	3	18	13	5
Total intangible assets	$999	$560	$439	$1,243	$660	$583

During the first six months of 2016, we recorded impairments relating to various intangible assets totaling $101 million. See Note 3. "Impairment and Restructuring Charges" for further discussion.
Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from 3 to 30 years. Amortization expense for the three and six months ended June 30, 2016 was $20 million and $42 million, respectively, as compared to $25 million and $51 million reported in 2015 for the same periods.

Amortization expense of these intangibles over the remainder of 2016 and for each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
Remainder of 2016	$34
2017	67
2018	62
2019	59
2020	50
2021	44

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

NOTE 10. INDEBTEDNESS
Total debt consisted of the following at June 30, 2016, net of unamortized discount and debt issuance cost:

	June 30, 2016	December 31, 2015
6.0% Notes due June 2018	$200	$255
7.5% Senior Notes due November 2018	524	747
3.2% Senior Notes due August 2021	511	746
8.55% Debentures due June 2024	112	149
6.875% Notes due January 2029	302	394
5.125% Notes due September 2040	1,132	1,482
Other debt	245	268
Total debt	3,026	4,041
Less: short-term debt and current portion of long-term debt	139	151
Total long-term debt	$2,887	$3,890
The estimated fair value of total debt at June 30, 2016 and December 31, 2015 was $3,431 million and $4,321 million, respectively, which differs from the carrying amounts of $3,026 million and $4,041 million, respectively, included in our unaudited consolidated condensed balance sheets. The fair value was determined using quoted period end market prices.
In June 2016, we purchased $1.0 billion of the aggregate outstanding principal amount associated with our long-term outstanding notes and debentures, which included portions of each tranche of notes and debentures. Pursuant to a cash tender offer, the purchases resulted in the payment of an early-tender premium, including various fees, of $135 million and a pre-tax loss on the early extinguishment of debt of $142 million, which includes the premium and the write-off of a portion of the remaining original debt issue costs and debt discounts or premiums.
At June 30, 2016, we had a committed revolving credit facility ("credit facility") with commercial banks and a related commercial paper program under which the maximum combined borrowing at any time under both the credit facility and the commercial paper program was $2.5 billion. The credit facility had a maturity date in September 2016. There were no direct borrowings under the credit facility during the first six months of 2016, and we were in compliance with all of the credit facility's covenants. Under the commercial paper program, we may issue from time to time up to $2.5 billion in commercial paper with maturities of no more than 270 days. The amount available to borrow under the credit facility would be reduced by the amount of any commercial paper outstanding. At June 30, 2016, we had no borrowings outstanding under the commercial paper program.
On July 13, 2016, we entered into a new five-year $2.5 billion committed revolving credit facility (the "2016 Credit Agreement") with commercial banks maturing in July 2021, which replaced our existing credit facility of $2.5 billion, but maintained the existing commercial paper program. The 2016 Credit Agreement contains certain covenants, which, among other things, require the maintenance of a total debt-to-total capitalization ratio, restrict certain merger transactions or the sale of all or substantially all of our assets or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the 2016 Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the 2016 Credit Agreement, covenant defaults and other customary defaults. To the extent we have outstanding commercial paper, the aggregate ability to borrow under the 2016 Credit Agreement is reduced.

NOTE 11. FINANCIAL INSTRUMENTS
Our financial instruments include cash and cash equivalents, accounts receivable, investments, accounts payable, short and long-term debt and derivative financial instruments. Except for long-term debt, the estimated fair value of our financial instruments at June 30, 2016 and December 31, 2015 approximates their carrying value as

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

reflected in our unaudited consolidated condensed balance sheets. For further information on the fair value of our debt, see Note 10. "Indebtedness."

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
The components of net periodic cost (benefit) are as follows for the three months ended June 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015	2016	2015
Service cost	$13	$16	$3	$4	$1	$1
Interest cost	7	7	7	8	1	1
Expected return on plan assets	(10)	(12)	(9)	(12)	—	—
Amortization of prior service credit	—	—	—	—	(2)	(3)
Amortization of net actuarial loss	2	2	2	1	—	1
Net periodic cost (benefit)	$12	$13	$3	$1	$—	$—
The components of net periodic cost (benefit) are as follows for the six months ended June 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015	2016	2015
Service cost	$26	$34	$7	$8	$2	$2
Interest cost	14	14	14	16	2	2
Expected return on plan assets	(20)	(25)	(18)	(24)	—	—
Amortization of prior service credit	—	—	—	—	(4)	(6)
Amortization of net actuarial loss	5	4	3	2	—	2
Curtailment gain	—	—	—	—	—	(9)
Net periodic cost (benefit)	$25	$27	$6	$2	$—	$(9)
For all pension plans, we make annual contributions to the plans in amounts equal to or greater than amounts necessary to meet minimum governmental funding requirements. During the six months ended June 30, 2016, we contributed approximately $24 million to our defined benefit and other postretirement plans. We expect to contribute between $38 million and $42 million to our funded and unfunded pension plans and to make payments of between $7 million and $8 million related to other postretirement benefits for the remainder of 2016.
We contributed approximately $65 million to our defined contribution plans during the six months ended June 30, 2016. Effective April 2016, employer contributions to certain plans were suspended indefinitely. We estimate we will contribute between $23 million and $25 million to other defined contribution plans for the remainder of 2016.

NOTE 13. COMMITMENTS AND CONTINGENCIES
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

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

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
All of the lawsuits make substantially similar claims.  The plaintiffs generally allege that the members of the Company’s Board of Directors breached their fiduciary duties to our shareholders in connection with the Merger negotiations by entering into the Merger Agreement and by approving the Merger, and that the Company, Halliburton, and Red Tiger aided and abetted the purported breaches of fiduciary duties.  More specifically, the lawsuits allege that the Merger Agreement provides inadequate consideration to our shareholders, that the process resulting in the Merger Agreement was flawed, that the Company’s directors engaged in self-dealing, and that certain provisions of the Merger Agreement improperly favor Halliburton and Red Tiger, precluding or impeding third parties from submitting potentially superior proposals, among other things.  The lawsuit filed by Annette Shipp also alleges that our Board of Directors failed to disclose material information concerning the proposed Merger in the preliminary registration statement on Form S-4.  On January 7, 2015, James Rice amended his complaint, adding similar allegations regarding the disclosures in the preliminary registration statement on Form S-4.  The lawsuits seek unspecified damages, injunctive relief enjoining the Merger, and rescission of the Merger Agreement, among other relief.  On January 23, 2015, the Delaware lawsuits were consolidated under the caption In re Baker Hughes Inc. Stockholders Litigation, Consolidated C.A. No. 10390-CB (the "Consolidated Case"). Pursuant to the Court’s consolidation order, plaintiffs filed a consolidated complaint on February 4, 2015, which alleges substantially similar claims and seeks substantially similar relief to that raised in the six individual complaints, except that while Baker Hughes is named as a defendant, no claims are asserted against the Company.
On March 18, 2015, the parties reached an agreement in principle to settle the Consolidated Case in exchange for the Company making certain additional disclosures. Those disclosures were contained in a Form 8-K filed with the SEC on March 18, 2015. The settlement was made subject to certain conditions, including consummation of the Merger, final documentation, and court approval. With the termination of the Merger Agreement with Halliburton, the March 18, 2015 settlement agreement is rendered null and void. On May 31, 2016, the Consolidated Case and

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

the claims asserted therein were dismissed, save and except for plaintiffs counsel's Fee and Expense Application to the Delaware Chancery Court.
On October 9, 2014, our subsidiary filed a Request for Arbitration against a customer before the London Court of International Arbitration, pursuing claims for the non-payment of invoices for goods and services provided in an amount provisionally quantified to exceed $67.9 million. In our Request for Arbitration, we also noted that invoices in an amount exceeding $57 million had been issued to the customer, and would be added to the claim in the event that they became overdue. On November 6, 2014, the customer filed its Response and Counterclaim, denying liability and counterclaiming damages for breach of contract of approximately $182 million. On March 31, 2016, the parties agreed to a settlement principally involving the purchase by the customer of certain inventory held by our subsidiary, with all other claims and counterclaims being released and discharged by each party, and the arbitral proceedings being discontinued. On April 18, 2016, all claims and counterclaims filed in the London Court of International Arbitration were released and discontinued. The settlement did not have a material impact on our financial position, results of operations or cash flows.
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
On October 30, 2015, Chieftain Sand and Proppant Barron, LLC initiated arbitration against our subsidiary, Baker Hughes Oilfield Operations, Inc., in the American Arbitration Association. The Claimant alleged that the Company failed to purchase the required sand tonnage for the contract year 2014-2015 and further alleged that the Company repudiated its yearly purchase obligations over the remaining contract term. The Claimant alleged damages of approximately $110 million plus interest, attorneys’ fees and costs. On June 2, 2016, the parties agreed to a settlement of all claims and counterclaims asserted in the Arbitration. The settlement did not have a material impact on our financial position, results of operations or cash flows.
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

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

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
On April 6, 2016, a civil Complaint against Baker Hughes Incorporated and Halliburton Company was filed by the United States of America seeking a permanent injunction restraining Baker Hughes and Halliburton from carrying out the planned acquisition of Baker Hughes by Halliburton or any other transaction that would combine the two companies. The lawsuit is styled United States of America v. Halliburton Co. and Baker Hughes Inc., in the U.S. District Court for the District of Delaware, Case No. 1:16-cv-00233-UNA. The Complaint alleges that the proposed transaction between Halliburton and Baker Hughes would violate Section 7 of the Clayton Act. Subsequent to the filing of the Complaint, on April 30, 2016, the Merger Agreement with Halliburton was terminated as described in Note 2. "Halliburton Merger Agreement." On May 4, 2016, the United States filed a Notice of Voluntary Dismissal of the Complaint.
On May 30, 2013, we received a Civil Investigative Demand ("CID") from the U.S. Department of Justice ("DOJ") pursuant to the Antitrust Civil Process Act. The CID sought documents and information from us for the period from May 29, 2011 through the date of the CID in connection with a DOJ investigation related to pressure pumping services in the U.S. On May 18, 2016, we received notice from the DOJ that they have closed the investigation with no further action requested of the Company.
OTHER
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees, which totaled approximately $1.1 billion at June 30, 2016. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our financial position, results of operations or cash flows.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Pensions and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(261)	$(744)	$(1,005)
Other comprehensive income before reclassifications	11	40	51
Amounts reclassified from accumulated other comprehensive loss	4	—	4
Deferred taxes	(1)	—	(1)
Balance at June 30, 2016	$(247)	$(704)	$(951)

	Pensions and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(246)	$(503)	$(749)
Other comprehensive income (loss) before reclassifications	5	(91)	(86)
Amounts reclassified from accumulated other comprehensive loss	(7)	—	(7)
Deferred taxes	3	—	3
Balance at June 30, 2015	$(245)	$(594)	$(839)

The amounts reclassified from accumulated other comprehensive loss during the six months ended June 30, 2016 and 2015 represent the amortization of prior service credit, net actuarial loss, curtailment gain and certain other items which are included in the computation of net periodic cost (benefit). See Note 12. "Employee Benefit Plans" for additional details. Net periodic cost (benefit) is recorded in cost of sales and services, research and engineering, and marketing, general and administrative expenses.

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
EXECUTIVE SUMMARY
Baker Hughes is a leading supplier of oilfield services, products, technology and systems used in the worldwide oil and natural gas industry, referred to as our oilfield operations. We manage our oilfield operations through four geographic segments consisting of North America, Latin America, Europe/Africa/Russia Caspian ("EARC"), and Middle East/Asia Pacific ("MEAP"). Our Industrial Services businesses are reported in a fifth segment. As of June 30, 2016, Baker Hughes had approximately 36,000 employees compared to approximately 43,000 employees as of December 31, 2015.
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
In the first half of 2016, we continued to face difficult industry conditions as activity continued to decline across the globe as reflected by the worldwide rig count which has declined 29% since December of 2015, causing additional pricing deterioration in many markets. Although oil prices have increased 30% in the first half of the year, driven primarily by temporary supply outages in Nigeria and Canada, a steady decline in U.S. oil production and improving economic data indicating an increase in oil demand growth, customer spending continued to decline as most operators are looking for a sustainable rebalancing of the oil market before increasing activity. As a result, we experienced a significant decline in demand and increased pricing pressure for our products and services throughout the second quarter of 2016.
During the second quarter, following the termination of the merger with Halliburton, we announced a series of actions to reduce costs and simplify our business, enhance our commercial strategy, and optimize our capital structure by paying down debt and buying back shares. More specifically, we have restructured the company to remove significant costs and create a more efficient organization which aligns with our strategy to take our products and technology to market faster and more efficiently through our full-service model and a broader set of sales channels. In an effort to improve our return on invested capital, we have conducted an analysis of our product offerings and as a result of that review, we have begun the process of reducing certain product offerings in specific markets based on our objectives of profitable growth and return on invested capital. While these potential reductions will have a minimal impact on our current revenue, they are expected to have a positive impact on operating profitability. Additionally, we have decided to retain a selective footprint in our U.S. onshore pressure pumping business centered in two basins. However, we continue to retain the operating structure for North America pressure pumping, while we determine the best approach to maximize the value of our assets.
Financial Results
For the second quarter of 2016, we generated revenue of $2.41 billion, a decrease of $1.56 billion, or 39%, compared to the second quarter of 2015, consistent with the 35% drop in the worldwide rig count. In the first six months of 2016, revenue totaled $5.08 billion, a decline of $3.48 billion, or 41%, compared to the same period in the prior year, with a 39% drop in the worldwide rig count over the same time frame. All geographic segments experienced revenue declines in the second quarter and first six months of 2016 due primarily to the downturn in the oil and natural gas market. North America, driven by the drop in the onshore rig count, was the largest contributor to the year-over-year revenue decline. As a result, we continued to experience reduced activity, an oversupply of equipment and an unfavorable pricing environment. Additionally, the decision to continue limiting our exposure to the unprofitable onshore pressure pumping business in North America has resulted in share reductions in this segment. Revenue was also negatively impacted by an unfavorable change in exchange rates of several currencies relative to the U.S. Dollar, predominately in the EARC segment.
Net loss attributable to Baker Hughes was $911 million and $1.89 billion for the second quarter and first six months of 2016, respectively, compared to $188 million and $777 million for the second quarter and first six months of 2015, respectively. Loss before income tax was $760 million and $1.37 billion for the second quarter and first six months of 2016, respectively, compared to $197 million and $1.03 billion for the second quarter and first six months of 2015, respectively.
Throughout this downturn, we have taken actions to reduce costs and adjust our operational cost structure, within the limitations of the Merger Agreement, to reflect current and expected near-term activity levels. Following the termination of the Merger Agreement in the second quarter of 2016, we took additional actions to reduce costs, simplify the organization, and rationalize our operating structure to address the ongoing industry challenges and to support our future operational strategy. These restructuring activities included workforce reductions, contract terminations, facility closures and the removal of excess machinery and equipment, which resulted in asset impairments. In the second quarter of 2016, we recorded charges totaling $1.13 billion, primarily related to impairment charges of $937 million to adjust the carrying amount of certain assets. For the first six months of 2016, total restructuring charges were $1.29 billion. In the second quarter of 2015, we recorded restructuring charges of $76 million related primarily to workforce reductions. For the first six months of 2015, total restructuring charges were $649 million. These restructuring impairment charges have been excluded from the results of our operating segments. Additionally, we incurred costs of $621 million, including $34 million of related disposal costs, in the second quarter of 2016 to write off the carrying value of inventory deemed excess, compared to $171 million and $23 million incurred in the first and second quarters of 2015, respectively. The second quarter of 2016 was benefited by a reversal of a loss on a firm purchase commitment of $51 million that was recorded in cost of service in the first quarter of 2016 as the contract was settled in the second quarter of 2016. The inventory adjustments and loss, and its reversal, on firm purchase commitment are included in the results of our operating segments.
Also, in the second quarter of 2016, we recorded a loss on the impairment of goodwill for the North America and Industrial Services segments totaling $1.84 billion. This charge is excluded from the results of our operating segments.
Halliburton Merger Agreement
On November 16, 2014, Baker Hughes and Halliburton Company ("Halliburton") entered into a definitive agreement and plan of merger (the "Merger Agreement") under which Halliburton would acquire all outstanding shares of Baker Hughes in a stock and cash transaction (the "Merger"). In accordance with the provisions of Section 9.1 of the Merger Agreement, Baker Hughes and Halliburton agreed to terminate the Merger Agreement on April 30, 2016, as a result of the failure of the Merger to occur on or before April 30, 2016 due to the inability to obtain certain specified antitrust related approvals. Halliburton paid $3.5 billion to Baker Hughes on May 4, 2016, representing the antitrust termination fee required to be paid pursuant to the Merger Agreement.
Outlook
While we have seen U.S. production edge down, most of the decline has been offset by additional production from Iran. Additionally, oil demand growth remains tapered with increased uncertainty stemming from the Brexit vote, which has led to a stronger U.S. Dollar. Although oil prices have rebounded more than 30% this year, we believe there has not been an economic catalyst that would create a step-change to supply and demand that could lead to a more sustainable improvement in oil prices, and in turn to a more material increase in exploration and production companies' spending.
As such, in North America, we expect near-term activity to modestly increase driven by seasonality in Canada and a measured activity uptick in the U.S. onshore. While the increase in U.S. oilfield activity is expected to be more heavily driven by drilled-but-uncompleted well completions, the volume and pace will likely vary widely based on the well economics for each customer. Internationally, activity is expected to continue to decline in most countries, with a steeper decline in markets with higher lifting costs, such as deepwater. On the other hand, conventional markets with lower lifting costs, such as those in the Middle East and Russia Caspian, could see modest growth. As a consequence, we expect pricing for our products and services to remain challenging. Despite these market dynamics, we continue to see opportunities for our capabilities and product innovations. Our products and services put us in a position to help our customer maximize production and lower overall costs while continuing to leverage opportunities to convert our capabilities into earnings.

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
Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Brent oil price ($/Bbl) (1)	$46.01	$62.06	$40.26	$58.04
WTI oil price ($/Bbl) (2)	45.53	57.85	39.62	53.25
Natural gas price ($/mmBtu) (3)	2.14	2.73	2.05	2.80

(1)	Bloomberg Dated Brent ("Brent") Oil Spot Price per Barrel

(2)	Bloomberg West Texas Intermediate ("WTI") Cushing Crude Oil Spot Price per Barrel
(3)Bloomberg Henry Hub Natural Gas Spot Price per million British Thermal Unit
In North America, customer spending is highly driven by WTI oil prices, which increased during the second quarter of 2016 as a result of three main drivers. First, increasing global oil supply outages primarily in Canada and Nigeria. Canada's wildfires at their peak removed up to 1.5 mb/d of production capacity; in Nigeria, militant activity forced production down reaching thirty-year lows during the quarter. Even though these supply outages were temporary, combined with other rising supply concerns, such as Venezuela where oil producers and refiners are struggling to keep output up due to power outages and equipment shortages, the supply outages have taken pressure off storage capacity in the near-term. Second, the steady decline of U.S. oil production and third, improving economic data and other indications that global oil demand growth is accelerating. The International Energy Agency published firm data for the first quarter of 2016 showing a year-over-year growth of 1.6 mb/d versus an initial expectation of 1.2 mb/d. However, this year's strong start for oil demand growth might not be maintained as Britain's vote in late June to leave the European Union has raised concerns that Brexit could slow the global economy with the British Pound falling to a 31-year low and corresponding strength in the U.S. Dollar.
Outside North America, customer spending is most heavily influenced by Brent oil prices, which, similar to WTI oil prices, increased throughout the quarter, exiting the quarter at $48.42/Bbl. Brent oil price fluctuations were driven by the same factors as WTI.
Overall, WTI and Brent oil prices in the first half of 2016 averaged lower than the prior year by 26% and 31%, respectively. Although oil prices have rebounded more than 80% from the previous twelve-year-low of $26/Bbl reached earlier this year to $48/Bbl at the end of the quarter, there has yet to be any material change in customer behavior to suggest a near-term improvement in activity levels.

In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, steadily increased during the quarter as a result of seasonally warmer weather, exiting the quarter at $2.90/mmBtu, a 90% increase from the 20-year lows reached in the prior quarter. Compared to the prior year, natural gas prices have decreased 22% as a result of a warmer-than-normal 2015-2016 winter, record inventory levels, and production growth. For the first half of 2016, natural gas prices averaged $2.05/mmBtu and decreased 27% compared to the first half of 2015. According to the U.S. Department of Energy ("DOE"), working natural gas in storage at the end of the second quarter of 2016 was 3,140 Bcf, which is 25% higher than the previous five-year (2011-2015) average, and 22%, or 563 Bcf, above the corresponding week in 2015.

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
The rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
U.S. - land and inland waters	398	876	(55%)	467	1,115	(58%)
U.S. - offshore	24	31	(23%)	25	40	(38%)
Canada	48	98	(51%)	107	206	(48%)
North America	470	1,005	(53%)	599	1,361	(56%)
Latin America	190	322	(41%)	211	337	(37%)
North Sea	29	38	(24%)	30	41	(27%)
Continental Europe	63	78	(19%)	68	83	(18%)
Africa	89	108	(18%)	90	119	(24%)
Middle East	388	403	(4%)	395	408	(3%)
Asia Pacific	184	220	(16%)	185	228	(19%)
Outside North America	943	1,169	(19%)	979	1,216	(19%)
Worldwide	1,413	2,174	(35%)	1,578	2,577	(39%)

The rig count in North America decreased 53% in the second quarter of 2016 compared to the same period a year ago, as a consequence of reduced spending from our customers as they adapt to a lower commodity price environment. Reduced cash flows in 2015 and 2016 has prompted many companies to scale back investment programs, deferring new drilling projects until a sustained price recovery occurs. Also, the prospect of higher interest rates and tighter lending conditions will likely limit the availability of capital for many smaller producers, giving rise to distressed asset sales and consolidation of acreage holdings by firms that are more financially sound. The oil-directed drilling rig count experienced a 51% decline in rig counts as the steep drop in oil prices over the last year resulted in a reduction in exploration and production spending across the region, especially in the U.S. onshore and Canadian oil sands. The natural gas-directed rig count experienced a 58% decrease compared to the same period a year ago as a result of lower natural gas prices. In the U.S., natural gas prices remain below levels that are considered to be economic for new investments in many natural gas fields. In Canada, the reduction in the natural gas-directed rig count was primarily related to lower drilling activity levels in condensate rich zones in Alberta to service oil sands.
Outside North America, the rig count in the second quarter of 2016 decreased 19% compared to the same period a year ago. In Latin America, the rig count declined 41% as a consequence of customer spending reductions throughout the entire region, but most notably in Mexico, Argentina, Brazil, Colombia, and Ecuador. In Europe, the rig count in the North Sea decreased 24%, primarily due to a reduction in offshore drilling activity in the UK, and in Continental Europe the rig count declined by 19% driven by lower onshore drilling activity primarily in Romania and Poland. In Africa, the rig count decreased 18% primarily due to reduced drilling activity across the region, mainly in Nigeria, Gabon, Angola, and Chad. The rig count decreased 4% in the Middle East due to lower drilling activity in Egypt onshore, Iraq, and Kuwait partially offset by increased drilling activity in Abu Dhabi and Pakistan. In Asia Pacific, the rig count declined 16% as a result of reduced drilling activity in Australia, Indonesia, India, and Thailand.
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
Revenue and Operating Profit (Loss) Before Tax
Revenue and operating profit (loss) before tax for each of our five operating segments is provided below. The performance of our operating segments is evaluated based on operating profit (loss) before tax, which is defined as income (loss) before income taxes and before the following: net interest expense, corporate expenses and certain gains and losses, including impairment and restructuring charges, goodwill impairment charges and the merger termination fee, not allocated to the operating segments. Beginning in 2016, we excluded merger and related costs from our operating segments. These costs are now presented as a separate line item in the consolidated condensed statement of income (loss). Prior year merger and related costs have been reclassified to conform to the current year presentation.

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2016	2015			2016	2015
Revenue:
North America	$668	$1,498	$(830)	(55%)	$1,487	$3,504	$(2,017)	(58%)
Latin America	235	439	(204)	(46%)	512	932	(420)	(45%)
Europe/Africa/Russia Caspian	581	869	(288)	(33%)	1,192	1,764	(572)	(32%)
Middle East/Asia Pacific	651	856	(205)	(24%)	1,369	1,772	(403)	(23%)
Industrial Services	273	306	(33)	(11%)	518	590	(72)	(12%)
Total	$2,408	$3,968	$(1,560)	(39%)	$5,078	$8,562	$(3,484)	(41%)

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2016	2015			2016	2015
Operating Profit (Loss) Before Tax:
North America	$(311)	$(150)	$(161)	(107%)	$(536)	$(359)	$(177)	(49%)
Latin America	(243)	45	(288)	(640%)	(309)	78	(387)	(496%)
Europe/Africa/Russia Caspian	(257)	57	(314)	(551%)	(276)	37	(313)	(846%)
Middle East/Asia Pacific	(142)	60	(202)	(337%)	(93)	122	(215)	(176%)
Industrial Services	(43)	32	(75)	(234%)	(47)	42	(89)	(212%)
Total Operations	(996)	44	(1,040)	N/M	(1,261)	(80)	(1,181)	N/M
Corporate	(29)	(42)	13	(31%)	(61)	(91)	30	(33%)
Loss on early extinguishment of debt	(142)	—	(142)	N/M	(142)	—	(142)	N/M
Interest expense, net	(48)	(53)	5	(9%)	(103)	(107)	4	(4%)
Impairment and restructuring charges	(1,126)	(76)	(1,050)	N/M	(1,286)	(649)	(637)	98%
Goodwill impairment	(1,841)	—	(1,841)	N/M	(1,841)	—	(1,841)	N/M
Merger and related costs	(78)	(83)	5	(6%)	(180)	(111)	(69)	62%
Merger termination fee	3,500	—	3,500	N/M	3,500	—	3,500	N/M
Litigation settlements	—	13	(13)	(100%)	—	13	(13)	(100%)
Loss Before Income Taxes	$(760)	$(197)	$(563)	(286%)	$(1,374)	$(1,025)	$(349)	(34%)
"N/M" represents not meaningful.
Second Quarter of 2016 Compared to the Second Quarter of 2015
North America
North America revenue decreased $830 million, or 55%, in the second quarter of 2016 compared to the second quarter of 2015 primarily as a result of the steep drop in activity, as reflected in the 53% year-over-year rig count decline, and deteriorating pricing conditions as operators further adjusted their spending levels in 2016. All product lines have been unfavorably impacted by the activity drop, with production chemicals, deepwater operations, and artificial lift showing the most resilience. Revenue has also been impacted by onshore pressure pumping share reductions, driven by efforts to reduce losses and improve cash flow in a market where pricing remains unsustainable.
North America operating loss before tax was $311 million in the second quarter of 2016 compared to $150 million in the second quarter of 2015. Operating results were negatively impacted by the sharp reduction in activity and an increasingly unfavorable pricing environment. Actions taken to reduce our workforce, close and consolidate facilities and improve commercial terms with vendors resulted in lower operating costs. These actions to restructure our North American operations to operate in a lower activity environment, combined with the reduction of depreciation and amortization from asset impairments, helped mitigate the impact of the precipitous decline in revenue. Our operating results for the second quarter of 2016 include $209 million of costs related to writing down certain excess inventory, compared to $23 million in the second quarter of 2015. Also, our current quarter results include a $51 million benefit from a reversal of a loss on a firm purchase commitment recognized in the first quarter of 2016 as the contract was settled in the current quarter.

Latin America
Latin America revenue decreased $204 million, or 46%, in the second quarter of 2016 compared to the second quarter of 2015 primarily driven by activity declines, as evident in the 50% rig count drop, exclusive of Venezuela, where we have limited presence. Activity has declined swiftly across the entire segment, with the Andean area experiencing the largest decline as reflected by the 79% year-over-year decline in the rig count.
Latin America operating loss before tax was $243 million in the second quarter of 2016 compared to operating profit before tax of $45 million in the second quarter of 2015. The reduction in profitability from lower revenue was exacerbated by an increase of $119 million in provisions for doubtful accounts year-over-year, primarily in Ecuador, which has reduced the benefit of implemented cost reduction measures. Also, in the second quarter of 2016 we incurred costs of $88 million to write down certain excess inventory.
Europe/Africa/Russia Caspian
EARC revenue decreased $288 million, or 33%, in the second quarter of 2016 compared to the second quarter of 2015. The decrease in revenue can be attributed to activity reductions across all markets, but more particularly in West Africa, Continental Europe, and the UK; price deterioration throughout the region; and the unfavorable change in exchange rates, mainly for the European currencies, Russian Ruble and Angolan Kwanza.
EARC operating loss before tax was $257 million in the second quarter of 2016 compared to operating profit before tax of $57 million in the second quarter of 2015. The decline in operating profit from lower activity levels and unfavorable pricing across the region was exacerbated by valuation allowances on indirect taxes in Africa, which reduced the benefit of implemented cost reduction measures. Also, in the second quarter of 2016 we incurred costs of $152 million to write down certain excess inventory.
Middle East/Asia Pacific
MEAP revenue decreased $205 million, or 24%, in the second quarter of 2016 compared to the second quarter of 2015. The decrease in revenue was predominantly due to reduced activity in Asia Pacific and Iraq, and significant pricing pressure across the region, most meaningfully in Asia Pacific. While all product lines have been negatively impacted by the continued downturn, our drilling services product line has shown some resiliency, particularly in the Middle East.
MEAP operating loss before tax was $142 million in the second quarter of 2016 compared to operating profit before tax of $60 million in the second quarter of 2015. The reduction in profitability was attributed largely to lower activity levels and unfavorable pricing, and provisions for doubtful accounts in the current quarter, primarily in Asia Pacific. Also, in the second quarter of 2016 we incurred costs of $125 million to write down certain excess inventory.
Industrial Services
For Industrial Services, revenue decreased $33 million and profitability decreased $75 million in the second quarter of 2016 compared to the second quarter of 2015 due to activity reductions as customers reduced spending and delayed projects. Revenue and profitability were also negatively impacted by pricing deterioration in the market. In the second quarter of 2016, we incurred costs of $47 million to write down certain excess inventory. Also, the second quarter of 2016 included a $7 million impact from provisions for doubtful accounts.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Revenue for the six months ended June 30, 2016 decreased $3.48 billion, or 41%, compared to the six months ended June 30, 2015. Revenue decreased in all segments, with the steepest drop seen in North America where the average rig count declined 56% for the first half of 2016 compared to the same period a year ago. Reduced activity, unfavorable pricing and foreign exchange rates negatively impacted our revenue from foreign operations.

Operating loss before tax for the six months ended June 30, 2016 was $1.26 billion, compared to $80 million for the same period a year ago. In North America, margins were negatively impacted by the continued reduction in activity and an increasingly unfavorable pricing environment. In Latin America, margins were negatively impacted by swift activity declines across the entire segment, with the Andean area experiencing the largest decline as reflected by the 82% year-over-year decline in the rig count. Profitability in our EARC and MEAP segments was negatively impacted by lower activity levels and pricing deterioration. In addition, in EARC the unfavorable change in exchange rates reduced profitability. During the first six months of 2016, we recorded $621 million in charges to write off and dispose of inventory considered excess, and $215 million in provisions for doubtful accounts. In comparison, operating loss before tax for the first six months of 2015 included $194 million in charges to write off the carrying value of certain inventory, and $116 million in provisions for doubtful accounts. Actions taken across all segments to reduce our workforce, close and consolidate facilities and improve commercial terms with vendors partially offset these unfavorable market conditions.
Costs and Expenses
The table below details certain unaudited consolidated condensed statement of income (loss) data and as a percentage of revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	$	%	$	%	$	%	$	%
Revenue	$2,408	100%	$3,968	100%	$5,078	100%	$8,562	100%
Cost of revenue	3,112	129%	3,584	90%	5,770	114%	7,926	93%
Research and engineering	99	4%	118	3%	201	4%	256	3%
Marketing, general and administrative	222	9%	264	7%	429	8%	551	6%
Impairment and restructuring charges	1,126	47%	76	2%	1,286	25%	649	8%
Goodwill Impairment	1,841	76%	—	—%	1,841	36%	—	—%
Merger and related costs	78	3%	83	2%	180	4%	111	1%
Cost of Revenue
Cost of revenue as a percentage of revenue was 129% and 114% for the three and six months ended June 30, 2016, respectively, and 90% and 93% for the three and six months ended June 30, 2015, respectively. Although cost of revenue has decreased by $472 million and $2.16 billion for the three and six months ended June 30, 2016, respectively, when compared to the same periods a year ago, the increase in cost of revenue as a percentage of revenue is due mainly to deteriorating pricing conditions as operators reduce their spending. Additionally, in the second quarter of 2016, we incurred costs of $621 million to write off and dispose of certain excess inventory compared to $171 million and $23 million recorded in the first and second quarters of 2015, respectively. Cost of revenue was also negatively impacted by an increase in provisions for doubtful accounts of $155 million and $99 million on a three and six month basis, respectively, when compared to the prior year. The second quarter of 2016 was benefited by a reversal of a loss on a firm purchase commitment of $51 million that was recorded in cost of service in the first quarter of 2016 as the contract was settled in the second quarter of 2016.
Research and Engineering
Research and engineering expenses declined by $19 million and $55 million for the three and six months ended June 30, 2016, respectively, compared to the prior year, primarily as a result of cost reduction measures.

Marketing, General and Administrative
Marketing, general and administrative ("MG&A") expenses declined by $42 million and $122 million for the three and six months ended June 30, 2016, respectively, compared to the same period a year ago. The decline in MG&A expenses is primarily a result of workforce reductions and lower spending.
Impairment and Restructuring Charges
During the three and six months ended June 30, 2016, we recorded restructuring charges of $1.13 billion and $1.29 billion, respectively. The year-to-date restructuring charge consisted of $145 million for workforce reduction costs, $91 million for contract termination costs and $1.05 billion for asset impairments related to excess machinery and equipment, facilities and intangible assets. Total cash paid during 2016 related to workforce reductions and contract terminations was $230 million.
During the three and six months ended June 30, 2015, we recorded restructuring charges of $76 million and $649 million, respectively. The year-to-date restructuring charge consisted of $308 million for workforce reduction costs, $83 million for contract termination costs and $258 million for asset impairments related to excess machinery and equipment and facilities. Total cash paid during the six months ended June 30, 2015 related to these charges was $282 million. For further discussion of these charges, see Note 3. "Impairment and Restructuring Charges" of the Notes to Unaudited Consolidated Condensed Financial Statements in Item 1 of Part 1 herein.
The reduction in costs from eliminated depreciation and reduced employee expenses in the three months ended June 30, 2016 is approximately $39 million, and is expected to be approximately $450 million on an annualized basis.
Goodwill Impairment
We determined the fair value of our reporting units using a combination of techniques including the present value of future cash flows derived from our long-term plans and historical experience, and multiples of competitors. Based on the results of our impairment test in the second quarter of 2016, we determined that goodwill of two of our reporting units was impaired and recorded an estimate of the goodwill impairment loss of $1.84 billion, which consisted of $1.53 billion for the North America segment and $311 million for the Industrial Services segment. While we have substantially completed all actions necessary in the determination of the implied fair value of goodwill, certain of the estimated fair values and allocations are subject to adjustment once the valuations and other computations are completed. We will finalize these items and record any required adjustments as we obtain the information necessary to complete the analysis, which we expect to occur in the third quarter of 2016.
Merger and Related Costs and Merger Termination Fee
We incurred costs related to the Merger of $78 million and $83 million for the three months ended June 30, 2016 and 2015, respectively, and $180 million and $111 million for the six months ended June 30, 2016 and 2015, respectively, including costs under our retention programs and obligations for minimum incentive compensation costs which, based on meeting eligibility criteria, have been treated as merger and related expenses. On April 30, 2016, the Merger Agreement with Halliburton was terminated and as a result, Halliburton paid us $3.5 billion on May 4, 2016, which represents the termination fee required to be paid pursuant to the Merger Agreement.
Income Taxes
For the three months ended June 30, 2016, total income tax expense was $152 million on a loss before income taxes of $760 million, resulting in a negative effective tax rate of 20.0%. The negative effective tax rate is driven primarily by the $1.84 billion goodwill impairment with a tax benefit of $76 million due to a significant portion of the goodwill having no tax basis. Also, the impairment and restructuring charges totaling $1.13 billion along with $621 million of charges to write off and dispose of excess inventory resulted in $290 million of tax benefit due primarily to valuation allowances provided in certain jurisdictions. These negative rate drivers were partially offset by the reversal of approximately $460 million of valuation allowances for certain tax credit carryforwards that will be utilized as a result of receiving the $3.5 billion termination fee which represents U.S. taxable income.

As a result of the geographic mix of earnings/loss, including the merger termination fee, goodwill impairment, asset impairment, and restructuring charges, and other discrete tax items, our tax rate has been and will continue to be volatile until the market stabilizes.
As a consequence of receiving the $3.5 billion termination fee, we no longer expect to have a U.S. net operating loss ("NOL") in 2016. However, we still intend to carryback the 2015 NOL to prior tax years. As a result, a $409 million current income tax receivable is reflected on the balance sheet as of June 30, 2016.
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility in order to fund the requirements of our business. At June 30, 2016, we had cash and cash equivalents of $3.91 billion compared to $2.32 billion of cash and cash equivalents held at December 31, 2015. As a result of the failure of the Merger, Halliburton paid us $3.5 billion on May 4, 2016, which represents the termination fee required to be paid pursuant to the Merger Agreement. Part of the proceeds received were used during the quarter to purchase $1.0 billion face value of our long-term notes and debentures, which included portions of each tranche of notes and debentures, and $500 million of our common stock.
At June 30, 2016, approximately $1.97 billion of our cash and cash equivalents was held by foreign subsidiaries compared to approximately $2.01 billion at December 31, 2015. A substantial portion of the cash held by foreign subsidiaries at June 30, 2016 was reinvested in our international operations as our intent is to use this cash to, among other things, fund the operations of our foreign subsidiaries. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds based on applicable U.S. tax rates net of foreign tax credits. We have a committed revolving credit facility ("credit facility") with commercial banks and a related commercial paper program under which the maximum combined borrowing at any time under both the credit facility and the commercial paper program is $2.5 billion. At June 30, 2016, we had no commercial paper outstanding; therefore, the amount available for borrowing under the credit facility as of June 30, 2016 was $2.5 billion. During the six months ended June 30, 2016, we used cash to fund a variety of activities including certain working capital needs and restructuring costs, capital expenditures, repurchases of long-term debt and common stock, and the payment of dividends. We believe that cash on hand, cash flows generated from operations and the available credit facility, including the issuance of commercial paper, will provide sufficient liquidity to manage our global cash needs.
Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the six months ended June 30:

(In millions)	2016	2015
Operating activities	$3,478	$837
Investing activities	(89)	(413)
Financing activities	(1,805)	(187)
Operating Activities
Cash flows from operating activities provided cash of $3.48 billion in the six months ended June 30, 2016, due primarily to the receipt of the $3.5 billion merger termination fee. Included in our cash flows from operating activities for the six months ended June 30, 2016, are payments of $230 million made for employee severance and contract termination costs as a result of our restructuring activities initiated in 2015 and continuing through the first and second quarter of 2016.
Investing Activities
Our principal recurring investing activity is the funding of capital expenditures to ensure that we have the appropriate levels and types of machinery and equipment in place to generate revenue from operations. Expenditures for capital assets totaled $156 million in the six months ended June 30, 2016.

Proceeds from the disposal of assets were $139 million in the six months ended June 30, 2016, which related primarily to equipment that was lost-in-hole, and to a lesser extent, property, machinery and equipment no longer used in operations that was sold throughout the period.
We had proceeds from maturities of investment securities of $204 million and purchases of investment securities of $276 million in the six months ended June 30, 2016.
Financing Activities
We had net repayments of short-term debt and other borrowings of $36 million in the six months ended June 30, 2016. Total debt outstanding at June 30, 2016 was $3.03 billion, a decrease of $1.02 billion compared to December 31, 2015. The total debt-to-capital (defined as total debt plus equity) ratio was 0.18 at June 30, 2016 and 0.20 at December 31, 2015.
Upon termination of the Merger Agreement, on April 30, 2016, our Board of Directors authorized the purchase of debt of up to $1.0 billion and approved an increase to the share repurchase program authorization from $1.05 billion to $2.0 billion.
In June 2016, we purchased $1.0 billion of the aggregate outstanding principal amount associated with our long-term outstanding notes and debentures, which included portions of each tranche of notes and debentures. Pursuant to a cash tender offer, the purchases resulted in the payment of an early-tender premium, including various fees, of $135 million and a pre-tax loss on the early extinguishment of debt of $142 million, which includes the premium and the write-off of a portion of the remaining original debt issue costs and debt discounts or premiums. The bond purchases will result in $55 million of annualized interest savings and $632 million of interest savings over the life of the bonds.
Beginning in May 2016 through June 30, 2016, we repurchased 10.9 million shares of our common stock at an average price of $45.81 per share, for a total of $500 million. We had authorization remaining to repurchase approximately $1.50 billion in common stock at June 30, 2016. We intend to repurchase an additional $1.0 billion of our common stock by the end of 2016, subject to market conditions, our liquidity and other considerations.
We paid dividends of $148 million in the six months ended June 30, 2016.
Available Credit Facility
At June 30, 2016, we had a committed revolving credit facility ("credit facility") with commercial banks and a related commercial paper program under which the maximum combined borrowing at any time under both the credit facility and the commercial paper program is $2.5 billion. The credit facility had a maturity date in September 2016 and contained certain covenants which, among other things, restrict certain merger transactions or the sale of all or substantially all of our assets or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the credit facility may be accelerated. Such events of default include payment defaults to lenders under the credit facility, covenant defaults and other customary defaults. There were no direct borrowings under the credit facility during the first six months ended June 30, 2016, and we were in compliance with all of the credit facility’s covenants. Under the commercial paper program, we may issue from time to time up to $2.5 billion in commercial paper with maturity of no more than 270 days. The amount available to borrow under the credit facility is reduced by the amount of any commercial paper outstanding. At June 30, 2016, we had no outstanding borrowings under the commercial paper program.
In July 2016, we entered into a new five-year $2.5 billion committed revolving credit facility (the "2016 Credit Agreement") with commercial banks maturing in July 2021, which replaced our existing credit facility of $2.5 billion, but maintained the existing commercial paper program. The 2016 Credit Agreement contains certain covenants, which, among other things, require the maintenance of a total debt-to-total capitalization ratio, restrict certain merger transactions or the sale of all or substantially all of our assets or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the 2016 Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the 2016 Credit

Agreement, covenant defaults and other customary defaults. To the extent we have outstanding commercial paper, the aggregate ability to borrow under the 2016 Credit Agreement is reduced.
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
Cash Requirements
For 2016, we believe cash on hand, cash flows from operating activities and the available credit facility will provide us with sufficient capital resources and liquidity to manage our working capital needs, meet contractual obligations, fund capital expenditures and dividends, and support the development of our short-term and long-term operating strategies. If necessary, we may issue commercial paper or other short-term debt to fund cash needs in the U.S. in excess of the cash generated in the U.S.
For 2016, we expect our capital expenditures to be between $300 million and $400 million, excluding any amount related to acquisitions. The expenditures are expected to be used primarily for normal, recurring items necessary to support our business and operations. A significant portion of our capital expenditures can be adjusted and managed by us to match market demand and activity levels.
As a result of our current intention to carryback the 2015 NOL, we anticipate making income tax payments, net of refunds, of up to $50 million for 2016.
During the six months ended June 30, 2016, we contributed approximately $89 million to our defined benefit, defined contribution and other postretirement plans. Effective April 2016, employer contributions to certain defined contribution plans were suspended indefinitely. Accordingly, we have revised our expected contributions and now expect to make additional contributions to other plans in the range of $68 million to $75 million for the remainder of 2016.
We may repurchase our common stock depending on market conditions, applicable legal requirements, our liquidity and other considerations. We currently anticipate paying dividends in the range of $285 million to $295 million for 2016.
FORWARD-LOOKING STATEMENTS
MD&A and certain statements in the Notes to Unaudited Consolidated Condensed Financial Statements, includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act (each a "forward-looking statement"). The words "anticipate," "believe," "ensure," "expect," "if," "intend," "estimate," "probable," "project," "forecasts," "predict," "outlook," "aim," "will," "could," "should," "would," "potential," "may," "likely" and similar expressions, and the negative thereof, are intended to identify forward-looking statements. Our forward-looking statements are based on assumptions that we believe to be reasonable but that may not prove to be accurate. The statements do not include the potential impact of future transactions, such as an acquisition, disposition, merger, joint venture or other transactions that could occur. We undertake no obligation to publicly update or revise any forward-looking statement. Our expectations regarding our business outlook, including changes in revenue, pricing, capital spending, profitability, tax rates, strategies for our operations, the impact of any common stock or debt repurchases or exchanges, oil and natural gas market conditions, the business plans of our customers, market share and contract terms, costs and availability of resources, legal, economic and regulatory conditions, and environmental matters are only our forecasts regarding these matters.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the six months ended June 30, 2016, does not differ materially from that discussed under Part II, Item 7(a), "Quantitative and Qualitative Disclosures About Market Risk," in our 2015 Annual Report on Form 10-K/A.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act of 1934, as amended (the "Exchange Act"). This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, as of June 30, 2016, our disclosure controls and procedures, as defined by Rule 13a-15(e) of the Exchange Act, were not effective.
During the quarter ended March 31, 2016, we identified a material weakness in our controls related to the determination of valuation allowances for deferred tax assets. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Our identified weakness had no impact on any amounts reported in the financial statements for the quarter ended March 31, 2016 or for any previous period. We have evaluated the controls associated with valuation allowances for deferred tax assets and have designed a remediation plan to address identified weaknesses and to strengthen controls over this process. During the quarter ended June 30, 2016, we implemented certain control enhancements as part of the remediation plan and we anticipate making further control enhancements in the third quarter of 2016. This weakness will not be considered remediated until the enhanced controls have been tested and determined to be designed and operating effectively, which we currently expect to occur prior to December 31, 2016.
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
Changes in Internal Controls Over Financial Reporting
Except as discussed immediately above in the Evaluation of Disclosure Controls and Procedures, there has been no change in our internal controls over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See discussion of legal proceedings in Note 13 of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report, Item 3 of Part I of our 2015 Annual Report and Note 13 of the Notes to Consolidated Financial Statements included in Item 8 of our 2015 Annual Report.

ITEM 1A. RISK FACTORS
As of the date of this filing, in addition to the risk factors contained in the 2015 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, the Company and its operations are subject to the following risk factor:
Impact of Britain's vote to leave the European Union.
Britain's vote in late June 2016 to leave the European Union could impact our local operations in the United Kingdom as well as the global economy with the British Pound falling to a 31-year low and corresponding strength in the U.S. Dollar, resulting in lower demand and lower prices for oil.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about our purchases of equity securities during the three months ended June 30, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of a Publicly Announced Program (3)	Maximum Number of Shares that May Yet Be Purchased Under the Program (4)
April 1-30, 2016	4,779	$46.27	—	$2,000,000,000
May 1-31, 2016	8,469,409	$45.54	8,455,220	$1,614,953,626
June 1-30, 2016	2,459,583	$46.74	2,459,583	$1,500,000,083
Total	10,933,771	$45.81	10,914,803

(1)
Represents shares purchased from employees to satisfy the tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock units and shares purchased in the open market under our publicly announced purchase program.

(2)	Average price paid includes commissions for shares purchased in the open market under our publicly announced purchase program.

(3)
On April 30, 2016, our Board of Directors approved an increase to the share repurchase program authorization from $1.05 billion to $2.0 billion. Repurchases during the quarter were made under our previously announced purchase program under a Letter Agreement with an agent that complied with the requirements of Rule 10b-18 of the Exchange Act (the "Agreement"). Shares were repurchased under the Agreement by the agent at the prevailing market prices, in open market transactions.

(4)
During the three months ended June 30, 2016, we repurchased 10.9 million shares of our common stock at an average price of $45.81 per share (including commissions), for a total of $500 million. We had authorization remaining to repurchase up to a total of approximately $1.5 billion of our common stock as of June 30, 2016.

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
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
Each exhibit identified below is filed as a part of this report. Exhibits designated with an "*" are filed as an exhibit to this Quarterly Report on Form 10-Q and Exhibits designated with an "+" are identified as management contracts or compensatory plans or arrangements.

10.1
Termination Agreement, dated as of April 30, 2016, among Halliburton Company, Red Tiger LLC and Baker Hughes Incorporated (filed as Exhibit 10.1 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on May 2, 2016).

10.2 +
Amendment and Restatement of the Baker Hughes Incorporated Executive Severance Plan, effective May 24, 2016 (filed as Exhibit 10.1 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on May 25, 2016).

10.3 +
Form of Baker Hughes Incorporated Restricted Stock Award Agreement and Terms and Conditions for officers pursuant to the 2002 Director & Officer Long-Term Incentive Plan (filed as Exhibit 10.2 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on May 25, 2016).

10.4
Credit Agreement, dated as of July 13, 2016, among Baker Hughes Incorporated, as Borrower, JP Morgan Chase Bank, N.A., as Administrative Agent, and the other agents and lenders identified therein (filed as Exhibit 10.1 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on July 14, 2016).

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

BAKER HUGHES INCORPORATED (Registrant)

Date:	July 28, 2016	By:	/s/ KIMBERLY A. ROSS
Kimberly A. Ross
Senior Vice President and Chief Financial Officer

Date:	July 28, 2016	By:	/s/ ALAN J. KEIFER
Alan J. Keifer
Vice President and Controller