Form 10-Q
period 2016-09-30
BAKER HUGHES INC
filed 2016-10-25
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-9397
Baker Hughes Incorporated
(Exact name of registrant as specified in its charter)

Delaware	76-0207995
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

17021 Aldine Westfield, Houston, Texas	77073-5101
(Address of principal executive offices)	(Zip Code)
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
YES ☐ NO ☑
As of October 19, 2016, the registrant has outstanding 422,794,027 shares of Common Stock, $1 par value per share.

Baker Hughes Incorporated

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Baker Hughes Incorporated
Consolidated Condensed Statements of Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2016	2015	2016	2015
Revenue:
Sales	$933	$1,363	$2,900	$4,322
Services	1,420	2,423	4,531	8,026
Total revenue	2,353	3,786	7,431	12,348
Costs and expenses:
Cost of sales	794	1,138	2,920	3,703
Cost of services	1,265	2,237	4,909	7,598
Research and engineering	91	110	292	366
Marketing, general and administrative	203	211	632	749
Impairment and restructuring charges	304	98	1,590	747
Goodwill impairment	17	—	1,858	—
Merger and related costs	—	93	180	204
Merger termination fee	—	—	(3,500)	—
Total costs and expenses	2,674	3,887	8,881	13,367
Operating loss	(321)	(101)	(1,450)	(1,019)
Loss on early extinguishment of debt	—	—	(142)	—
Interest expense, net	(39)	(55)	(142)	(162)
Loss before income taxes	(360)	(156)	(1,734)	(1,181)
Income taxes	(70)	—	(589)	242
Net loss	(430)	(156)	(2,323)	(939)
Net (income) loss attributable to noncontrolling interests	1	(3)	2	3
Net loss attributable to Baker Hughes	$(429)	$(159)	$(2,321)	$(936)

Basic and diluted loss per share attributable to Baker Hughes	$(1.00)	$(0.36)	$(5.31)	$(2.13)

Cash dividends per share	$0.17	$0.17	$0.51	$0.51
See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Baker Hughes Incorporated
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Net loss	$(430)	$(156)	$(2,323)	$(939)
Other comprehensive income (loss):
Foreign currency translation adjustments during the period	7	(91)	47	(182)
Pension and other postretirement benefits, net of tax	5	5	19	6
Other comprehensive income (loss)	12	(86)	66	(176)
Comprehensive loss	(418)	(242)	(2,257)	(1,115)
Comprehensive (income) loss attributable to noncontrolling interests	1	(3)	2	3
Comprehensive loss attributable to Baker Hughes	$(417)	$(245)	$(2,255)	$(1,112)
See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Baker Hughes Incorporated
Consolidated Condensed Balance Sheets
(Unaudited)

(In millions)	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$3,736	$2,324
Accounts receivable - less allowance for doubtful accounts (2016 - $558; 2015 - $383)	2,207	3,217
Inventories, net	1,966	2,917
Deferred income taxes	159	301
Other current assets	934	509
Total current assets	9,002	9,268
Property, plant and equipment - less accumulated depreciation (2016 - $6,759; 2015 - $7,378)	4,874	6,693
Goodwill	4,216	6,070
Intangible assets, net	407	583
Other assets	992	1,466
Total assets	$19,491	$24,080
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$951	$1,409
Short-term debt and current portion of long-term debt	127	151
Accrued employee compensation	466	690
Income taxes payable	131	55
Other accrued liabilities	549	470
Total current liabilities	2,224	2,775
Long-term debt	2,895	3,890
Deferred income taxes and other tax liabilities	382	252
Liabilities for pensions and other postretirement benefits	631	646
Other liabilities	122	135
Commitments and contingencies
Equity:
Common stock, one dollar par value (shares authorized - 750; issued and outstanding: 2016 - 423; 2015 - 437)	423	437
Capital in excess of par value	6,625	7,261
Retained earnings	7,072	9,614
Accumulated other comprehensive loss	(939)	(1,005)
Treasury stock	(22)	(9)
Baker Hughes stockholders’ equity	13,159	16,298
Noncontrolling interests	78	84
Total equity	13,237	16,382
Total liabilities and equity	$19,491	$24,080
See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Baker Hughes Incorporated
Consolidated Condensed Statements of Changes in Equity
(Unaudited)

	Baker Hughes Stockholders' Equity
(In millions, except per share amounts)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2015	$437	$7,261	$9,614	$(1,005)	$(9)	$84	$16,382
Comprehensive loss:
Net loss			(2,321)			(2)	(2,323)
Other comprehensive income				66			66
Activity related to stock plans	2	18			(13)		7
Repurchase and retirement of common stock	(16)	(747)					(763)
Stock-based compensation		93					93
Cash dividends ($0.51 per share)			(221)				(221)
Net activity related to noncontrolling interests						(4)	(4)
Balance at September 30, 2016	$423	$6,625	$7,072	$(939)	$(22)	$78	$13,237

	Baker Hughes Stockholders' Equity
(In millions, except per share amounts)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2014	$434	$7,062	$11,878	$(749)	$—	$105	$18,730
Comprehensive loss:
Net loss			(936)			(3)	(939)
Other comprehensive loss				(176)			(176)
Activity related to stock plans	2	62			(9)		55
Stock-based compensation		92					92
Cash dividends ($0.51 per share)			(222)				(222)
Net activity related to noncontrolling interests		(24)				(11)	(35)
Balance at September 30, 2015	$436	$7,192	$10,720	$(925)	$(9)	$91	$17,505
See accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

Baker Hughes Incorporated
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2016	2015
Cash flows from operating activities:
Net loss	$(2,323)	$(939)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	921	1,326
Impairment of assets	1,241	265
Goodwill impairment	1,858	—
Inventory write-down	556	194
Loss on early extinguishment of debt	142	—
Provision (benefit) for deferred income taxes	292	(359)
Provision for doubtful accounts	209	160
Other noncash items	(15)	(3)
Changes in operating assets and liabilities:
Accounts receivable	802	1,692
Inventories	408	570
Accounts payable	(457)	(1,289)
Other operating items, net	(37)	(352)
Net cash flows provided by operating activities	3,597	1,265
Cash flows from investing activities:
Expenditures for capital assets	(226)	(751)
Proceeds from disposal of assets	199	269
Proceeds from maturities of investment securities	307	—
Purchases of investment securities	(308)	(217)
Other investing items, net	—	(14)
Net cash flows used in investing activities	(28)	(713)
Cash flows from financing activities:
Net repayments of short-term debt and other borrowings	(57)	(38)
Repayment of long-term debt	(1,135)	—
Repurchase of common stock	(763)	—
Dividends paid	(221)	(222)
Other financing items, net	17	21
Net cash flows used in financing activities	(2,159)	(239)
Effect of foreign exchange rate changes on cash and cash equivalents	2	(10)
Increase in cash and cash equivalents	1,412	303
Cash and cash equivalents, beginning of period	2,324	1,740
Cash and cash equivalents, end of period	$3,736	$2,043
Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$239	$395
Interest paid	$183	$192
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$25	$52
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
Beginning in 2016, all merger and related costs are presented as a separate line item in the consolidated condensed statements of income (loss). Prior year merger and related costs were reclassified to conform to the current year presentation.
New Accounting Standards Adopted
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-11, Simplifying the Measurement of Inventory, which requires inventory measured using average cost methods, which we utilize, to be subsequently measured at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We adopted this guidance as of January 1, 2016 because we believe this approach will reduce the complexity in the subsequent measurement of our inventory. The guidance stipulates that the amendments in ASU No. 2015-11 shall be adopted on a prospective basis, therefore, our adoption had no impact on prior reporting periods.
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
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as noncurrent on the balance sheet. The pronouncement is effective for annual reporting periods beginning after December 15, 2016, and may be applied either prospectively or retrospectively. Based on our current evaluation,

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

the reclassification of deferred tax assets from current to noncurrent could be significant. We do not expect a significant reclassification for deferred tax liabilities.
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
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard provides a new requirement to record all of the tax effects related to share-based payments at settlement (or expiration) through the income statement. This pronouncement is effective for annual reporting periods beginning after December 15, 2016. We have completed an evaluation of the pronouncement and determined that its impact upon adoption will not be material to our consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The standard addresses the classification and presentation of eight specific cash flow issues that currently result in diverse practices. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. The amendments in this ASU should be applied using a retrospective approach. We have not completed an evaluation of the impact the pronouncement will have on our consolidated financial statements and related disclosures, but the impact is not expected to be material.

NOTE 2. HALLIBURTON MERGER AGREEMENT
On November 16, 2014, Baker Hughes, Halliburton Company ("Halliburton") and a wholly owned subsidiary of Halliburton ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), under which Halliburton would acquire all of the outstanding shares of Baker Hughes through a merger of Baker Hughes with and into Merger Sub (the "Merger").
In accordance with the provisions of Section 9.1 of the Merger Agreement, Baker Hughes and Halliburton agreed to terminate the Merger Agreement on April 30, 2016, as a result of the failure of the Merger to occur on or before April 30, 2016 due to the inability to obtain certain specified antitrust related approvals. Halliburton paid 3.5 billion to Baker Hughes on May 4, 2016, representing the termination fee required to be paid pursuant to the Merger Agreement.
Baker Hughes incurred costs related to the Merger of $180 million and $204 million for the nine months ended September 30, 2016 and 2015, respectively, including costs under our retention programs and obligations for minimum incentive compensation costs which, based on meeting eligibility criteria, have been treated as merger and related expenses. No costs related to the Merger were incurred during the three months ended September 30, 2016, compared to $93 million for the three months ended September 30, 2015.

NOTE 3. IMPAIRMENT AND RESTRUCTURING CHARGES
IMPAIRMENT CHARGES
We conduct impairment tests on long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on estimated future cash flows. Although oil prices have risen since the lows reached in February 2016 and rig counts have begun to stabilize, customer spending and activity continue to remain at low levels, thus continuing lower demand for our products and services. We consider our

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

customers' constrained capital spending budgets for 2016 and the current outlook for low activity levels to be impairment indicators and accordingly continue to evaluate our long-lived assets for impairment.
As a result of our impairment testing during the first three quarters of 2016, we have recorded impairment charges of $578 million, of which $462 million pertains to certain machinery and equipment and $116 million pertains to certain intangible assets that were written down to their estimated fair value. These assets remain in use. Specific to the third quarter of 2016, certain machinery and equipment, with an initial total carrying value of $380 million, was written down to its estimated fair value, resulting in an impairment charge of $116 million. Additionally, certain intangible assets, with an initial total carrying value of $40 million, were written down to their estimated fair values, resulting in an impairment charge of $15 million. Total impairment charges for the three months ended September 30, 2016 were $131 million. The majority of the machinery and equipment and intangible assets impaired in the third quarter of 2016 were related to our pressure pumping business in North America and Latin America. The estimated fair values for these assets were determined using discounted future cash flows. The significant Level 3 unobservable inputs used in the determination of the fair value of these assets were the estimated future cash flows and the weighted average cost of capital of 10.0% for North America and 16.0% for Latin America.
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
During the three and nine months ended September 30, 2016 and 2015, we recorded restructuring charges as summarized below:

	Three Months Ended		Nine Months Ended
Restructuring Charges	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Workforce reductions	$58	$108	$203	$416
Contract terminations	55	—	146	83
Impairment of buildings and improvements	91	—	196	82
Impairment of machinery and equipment	(31)	(10)	467	166
Total restructuring charges	$173	$98	$1,012	$747

Workforce reduction costs: During the first nine months of 2016, we initiated workforce reductions that will result in the elimination of approximately 6,400 additional positions worldwide, of which 1,400 workforce reductions were initiated during the third quarter of 2016. As a result, we recorded a charge for severance expense of $203 million for the nine months ended September 30, 2016, and made payments totaling $236 million during the same period. As of September 30, 2016, we had $42 million of accrued severance. We expect that substantially all of the accrued severance will be paid by the end of 2016.
Contract termination costs: During the first nine months of 2016, we canceled supply contracts and certain facility and equipment leases and recorded a charge of $146 million. During the same period, we made payments totaling $97 million relating to contract termination costs. As of September 30, 2016, we had accrued contract termination costs of $75 million. We expect that substantially all of the accrued contract termination costs will be paid within the next twelve months.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

Impairment of buildings and improvements: During the first nine months of 2016, we consolidated and closed certain facilities and recorded related impairment charges of $196 million. The total impairment of buildings and improvements for the first nine months of 2016 reduced our segment assets as follows: North America - $130 million; Latin America - $18 million; Europe/Africa/Russia Caspian - $41 million; and Middle East/Asia Pacific - $7 million. These facilities have been taken out of service and will be disposed.
Impairment of machinery and equipment: Following the termination of the Merger Agreement with Halliburton in the second quarter of 2016, we evaluated our capacity and made adjustments to align our capacity to expected future operational levels and strategy. These actions impacted all product lines and as a result, we recognized an impairment loss of $467 million for the nine months ended September 30, 2016 relating to the cost to impair excess machinery and equipment to its net realizable value. The total machinery and equipment impairments reduced our segment assets as follows: North America - $200 million; Latin America - $82 million; Europe/Africa/Russia Caspian - $81 million; Middle East/Asia Pacific - $71 million; and Industrial Services - $33 million. We have been disposing of all excess machinery and equipment and expect to be substantially complete by the end of 2016.
OTHER CHARGES
During the nine months ended September 30, 2016, in connection with the evaluation of our current inventory levels and expected future demand and to align with our future strategy, we recorded charges of $587 million, including $31 million of disposal costs, of which $194 million is reported in cost of sales and $393 million is reported in cost of services, to write off the carrying value of inventory deemed excess. These actions impacted all product lines. The amount of the inventory write-off recorded by segment is as follows: North America - $200 million; Latin America - $84 million; Europe/Africa/Russia Caspian - $143 million; Middle East/Asia Pacific - $117 million; and Industrial Services - $43 million. We have been disposing of the excess inventory, and were substantially completed by the end of the third quarter of 2016. During the first nine months of 2015, we recorded charges of $194 million, of which $37 million is reported in cost of sales and $157 million is reported in cost of services, to write down the carrying value of certain inventory. The product lines impacted were primarily pressure pumping and drilling and completion fluids.
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
The performance of our operating segments is evaluated based on operating profit (loss) before tax, which is defined as income (loss) before income taxes and before the following: net interest expense, corporate expenses, impairment and restructuring charges, goodwill impairment charges, the merger termination fee, and certain gains and losses not allocated to the operating segments.
Beginning in 2016, we excluded merger and related costs from our operating segments. These costs are now presented as a separate line item in the consolidated condensed statement of income (loss). Prior year merger and related costs have been reclassified to conform to the current year presentation.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

Summarized financial information is shown in the following tables:

	Three Months Ended		Three Months Ended
	September 30, 2016		September 30, 2015
Segments	Revenue	Operating Profit (Loss) Before Tax	Revenue	Operating Profit (Loss) Before Tax
North America	$674	$(65)	$1,368	$(153)
Latin America	243	20	439	51
Europe/Africa/Russia Caspian	519	22	791	98
Middle East/Asia Pacific	649	71	849	76
Industrial Services	268	30	339	44
Total Operations	2,353	78	3,786	116
Corporate	—	(78)	—	(26)
Interest expense, net	—	(39)	—	(55)
Impairment and restructuring charges	—	(304)	—	(98)
Goodwill impairment	—	(17)	—	—
Merger and related costs	—	—	—	(93)
Total	$2,353	$(360)	$3,786	$(156)

	Nine Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2015
Segments	Revenue	Operating Profit (Loss) Before Tax	Revenue	Operating Profit (Loss) Before Tax
North America	$2,161	$(601)	$4,872	$(512)
Latin America	755	(289)	1,371	129
Europe/Africa/Russia Caspian	1,711	(254)	2,555	135
Middle East/Asia Pacific	2,018	(22)	2,621	198
Industrial Services	786	(17)	929	86
Total Operations	7,431	(1,183)	12,348	36
Corporate	—	(139)	—	(104)
Loss on early extinguishment of debt	—	(142)	—	—
Interest expense, net	—	(142)	—	(162)
Impairment and restructuring charges	—	(1,590)	—	(747)
Goodwill impairment	—	(1,858)	—	—
Merger and related costs	—	(180)	—	(204)
Merger termination fee	—	3,500	—	—
Total	$7,431	$(1,734)	$12,348	$(1,181)

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

The following table presents total assets by segment at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Segments	Assets	Assets
North America	$3,541	$6,599
Latin America	1,595	2,323
Europe/Africa/Russia Caspian	2,488	3,077
Middle East/Asia Pacific	2,867	3,441
Industrial Services	678	1,106
Shared assets	5,314	5,613
Total Operations	16,483	22,159
Corporate	3,008	1,921
Total	$19,491	$24,080
Shared assets consist primarily of the assets carried at the enterprise level and include assets related to our supply chain, product line technology and information technology organizations. These assets are used to support our operating segments and consist primarily of manufacturing inventory, property, plant and equipment used in manufacturing and information technology, intangible assets related to technology, and certain deferred tax assets. All costs and expenses from these organizations, including depreciation and amortization, are allocated to our operating segments as these enterprise organizations support our global operations. Corporate assets include cash, certain facilities, and certain other noncurrent assets related to certain employee retirement plans.

NOTE 5. INCOME TAXES
For the three months ended September 30, 2016, total income tax expense was $70 million on a loss before income taxes of $360 million, resulting in a negative effective tax rate of 19.4%. The negative effective tax rate is due primarily to the geographical mix of earnings and losses such that taxes in certain jurisdictions, including withholding and deemed profit taxes, exceed the tax benefit from the losses in other jurisdictions due to valuation allowances provided in most loss jurisdictions.
In the third quarter of 2016, we filed a carryback claim for the 2015 U.S. Net Operating Loss ("NOL") to prior tax years. As a result, a $370 million current income tax receivable is reflected in other current assets in the balance sheet as of September 30, 2016.

NOTE 6. EARNINGS PER SHARE
A reconciliation of the number of shares used for the basic and diluted loss per share computations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average common shares outstanding for basic and diluted loss per share	430	439	437	438

Anti-dilutive shares excluded from diluted loss per share (1)	1	1	1	2
Future potentially dilutive shares excluded from diluted loss per share (2)	3	3	5	3

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

(1)
The calculation of diluted loss per share for both the three and nine months ended September 30, 2016 excludes shares potentially issuable under stock-based incentive compensation plans and the employee stock purchase plan, as their effect, if included, would have been anti-dilutive.

(2)	Options where the exercise price exceeds the average market price are excluded from the calculation of diluted net loss or earnings per share because their effect would be anti-dilutive.

NOTE 7. INVENTORIES

Inventories, net of reserves of $128 million at September 30, 2016 and $278 million at December 31, 2015, are comprised of the following:

	September 30, 2016	December 31, 2015
Finished goods	$1,744	$2,649
Work in process	117	132
Raw materials	105	136
Total inventories	$1,966	$2,917

In the first nine months of 2016, we wrote off the carrying value of certain excess inventory resulting in a charge of $556 million, net of existing reserves of $260 million. In addition, we accrued $31 million of related disposal costs. See Note 3. "Impairment and Restructuring Charges" for further discussion. We have been disposing of the excess inventory, and were substantially completed by the end of the third quarter of 2016.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are comprised of the following at September 30, 2016 and December 31, 2015:

	Useful Life	September 30, 2016	December 31, 2015
Land		$241	$263
Buildings and improvements	5 - 30 years	2,440	2,624
Machinery, equipment and other	1 - 20 years	8,952	11,184
Subtotal		11,633	14,071
Less: Accumulated depreciation		6,759	7,378
Total property, plant and equipment		$4,874	$6,693

During the first nine months of 2016, we recorded impairment charges relating to property, plant and equipment totaling approximately $1,125 million. See Note 3. "Impairment and Restructuring Charges" for further discussion.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

NOTE 9. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill are detailed below by segment.

	North America	Latin America	Europe/ Africa/ Russia Caspian	Middle East/ Asia Pacific	Industrial Services	Total Goodwill
Balance at December 31, 2015	$3,097	$584	$1,068	$819	$502	$6,070
Impairments	(1,549)	—	—	—	(309)	(1,858)
Currency translation adjustments	3	3	(1)	—	(1)	4
Balance at September 30, 2016	$1,551	$587	$1,067	$819	$192	$4,216
We perform an annual impairment test of goodwill on a qualitative or quantitative basis for each of our reporting units as of October 1 of each year, or more frequently when circumstances indicate an impairment may exist at the reporting unit level. During the second quarter of 2016, as a result of the termination of the Merger Agreement with Halliburton, we concluded it was necessary to conduct a quantitative goodwill impairment review. Our reporting units are the same as our five reportable segments. Goodwill is tested for impairment using a two-step approach. In the first step, the fair value of each reporting unit is determined and compared to the reporting unit's carrying value, including goodwill. If the fair value of a reporting unit is less than its carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment, if any. In the second step, the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit as if it had been acquired in a business combination and the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. The implied fair value of the reporting unit's goodwill is then compared to the actual carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized for the difference.

We determined the fair value of our reporting units using a combination of techniques including discounted cash flows derived from our long-term plans and a market approach that provides value indications through a comparison with guideline public companies. The inputs used to determine the fair values were classified as Level 3 in the fair value hierarchy. Based on the results of our impairment test during the second quarter of 2016, we determined that goodwill of two of our reporting units was impaired, and we commenced the second step of the goodwill impairment test. We substantially completed all actions necessary in the determination of the implied fair value of goodwill in the second quarter of 2016; however, some of the estimated fair values and allocations were subject to adjustment once the valuations and other computations were completed. Accordingly, in the second quarter of 2016, we recorded an estimate of the goodwill impairment loss of $1,841 million, which consisted of $1,530 million for the North America segment and $311 million for the Industrial Services segment. During the third quarter of 2016, we finalized all valuations and computations, which resulted in an immaterial adjustment. The total impairment is reflected in the table above. The volatility that currently exists in the oil and natural gas industry and further declines in future commodity prices and customer spending could negatively impact our forecasted profitability and operating cash flows, necessitating a future goodwill impairment review. Depending on the changes in our business outlook and other assumptions underlying the fair value measurements of our reporting units, we may be required to recognize additional goodwill impairments.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

Intangible assets are comprised of the following:

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Less: Accumulated Amortization	Net	Gross Carrying Amount	Less: Accumulated Amortization	Net
Technology	$792	$439	$353	$866	$452	$414
Customer relationships	67	28	39	251	106	145
Trade names	90	78	12	108	89	19
Other	16	13	3	18	13	5
Total intangible assets	$965	$558	$407	$1,243	$660	$583

During the first nine months of 2016, we recorded impairments relating to various intangible assets totaling $116 million. See Note 3. "Impairment and Restructuring Charges" for further discussion.
Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from 3 to 30 years. Amortization expense for the three and nine months ended September 30, 2016 was $17 million and $59 million, respectively, as compared to $26 million and $77 million reported in 2015 for the same periods.

Amortization expense of these intangibles over the remainder of 2016 and for each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
Remainder of 2016	$17
2017	65
2018	60
2019	57
2020	48
2021	43

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

NOTE 10. INDEBTEDNESS
Total debt consisted of the following at September 30, 2016, net of unamortized discount and debt issuance cost:

	September 30, 2016	December 31, 2015
6.0% Notes due June 2018	$200	$255
7.5% Senior Notes due November 2018	524	747
3.2% Senior Notes due August 2021	511	746
8.55% Debentures due June 2024	112	149
6.875% Notes due January 2029	301	394
5.125% Notes due September 2040	1,132	1,482
Other debt	242	268
Total debt	3,022	4,041
Less: short-term debt and current portion of long-term debt	127	151
Total long-term debt	$2,895	$3,890
The estimated fair value of total debt at September 30, 2016 and December 31, 2015 was $3,404 million and $4,321 million, respectively, which differs from the carrying amounts of $3,022 million and $4,041 million, respectively, included in our unaudited consolidated condensed balance sheets. The fair value was determined using quoted period end market prices.
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
On July 13, 2016, we entered into a new five-year $2.5 billion committed revolving credit facility (the "2016 Credit Agreement") with commercial banks maturing in July 2021, which replaced our existing credit facility of $2.5 billion, but maintained the existing commercial paper program. The previous credit facility had a maturity date in September of 2016. The maximum combined borrowing at any time under both the 2016 Credit Agreement and the commercial paper program is $2.5 billion. The 2016 Credit Agreement contains certain covenants, which, among other things, require the maintenance of a total debt-to-total capitalization ratio, restrict certain merger transactions or the sale of all or substantially all of our assets or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the 2016 Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the 2016 Credit Agreement, covenant defaults and other customary defaults. To the extent we have outstanding commercial paper, the aggregate ability to borrow under the 2016 Credit Agreement is reduced.
During the first nine months of 2016, there were no direct borrowings under either the previous credit facility or the 2016 Credit Agreement, and we were in compliance with all of the covenants under both credit facilities. Under the commercial paper program, we may issue from time to time up to $2.5 billion in commercial paper with maturities of no more than 270 days. The amount available to borrow under the credit facility would be reduced by the amount of any commercial paper outstanding. At September 30, 2016, we had no borrowings outstanding under the commercial paper program.

NOTE 11. FINANCIAL INSTRUMENTS
Our financial instruments include cash and cash equivalents, accounts receivable, investments, accounts payable, short and long-term debt and derivative financial instruments. Except for long-term debt, the estimated fair

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

value of our financial instruments at September 30, 2016 and December 31, 2015 approximates their carrying value as reflected in our unaudited consolidated condensed balance sheets. For further information on the fair value of our debt, see Note 10. "Indebtedness."

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
The components of net periodic cost (benefit) are as follows for the three months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015	2016	2015
Service cost	$13	$15	$4	$4	$1	$1
Interest cost	7	6	7	7	1	1
Expected return on plan assets	(10)	(12)	(9)	(12)	—	—
Amortization of prior service credit	—	—	—	—	(2)	(2)
Amortization of net actuarial loss	3	3	1	2	—	—
Curtailment gain	—	—	—	—	—	(2)
Other	3	8	—	—	—	—
Net periodic cost (benefit)	$16	$20	$3	$1	$—	$(2)
The components of net periodic cost (benefit) are as follows for the nine months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015	2016	2015
Service cost	$39	$49	$11	$12	$3	$3
Interest cost	21	20	21	23	3	3
Expected return on plan assets	(30)	(37)	(27)	(36)	—	—
Amortization of prior service credit	—	—	—	—	(6)	(8)
Amortization of net actuarial loss	8	7	4	4	—	2
Curtailment gain	—	—	—	—	—	(11)
Other	3	8	—	—	—	—
Net periodic cost (benefit)	$41	$47	$9	$3	$—	$(11)
For all pension plans, we make annual contributions to the plans in amounts equal to or greater than amounts necessary to meet minimum governmental funding requirements. During the nine months ended September 30, 2016, we contributed approximately $77 million to our defined benefit and other postretirement plans. We expect to contribute between $4 million and $5 million to our funded and unfunded pension plans and to make payments of between $3 million and $4 million related to other postretirement benefits in the fourth quarter of 2016.
We contributed approximately $76 million to our defined contribution plans during the nine months ended September 30, 2016. Effective April 2016, employer contributions to certain plans were suspended indefinitely. We estimate we will contribute between $11 million and $12 million to other defined contribution plans in the fourth quarter of 2016.

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

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

claims and seeks substantially similar relief to that raised in the six individual complaints, except that while Baker Hughes is named as a defendant, no claims are asserted against the Company.
On March 18, 2015, the parties reached an agreement in principle to settle the Consolidated Case in exchange for the Company making certain additional disclosures. Those disclosures were contained in a Form 8-K filed with the SEC on March 18, 2015. The settlement was made subject to certain conditions, including consummation of the Merger, final documentation, and court approval. With the termination of the Merger Agreement with Halliburton, the March 18, 2015 settlement agreement is rendered null and void. On May 31, 2016, the Consolidated Case and the claims asserted therein were dismissed, save and except for plaintiffs counsel's Fee and Expense Application to the Delaware Chancery Court. On October 13, 2016, the Delaware Chancery Court ruled on plaintiffs counsel's Fee and Expense Application. The amount awarded does not have a material impact on our financial position, results of operations or cash flows.
On October 9, 2014, one of our subsidiaries filed a Request for Arbitration against a customer before the London Court of International Arbitration, pursuing claims for the non-payment of invoices for goods and services provided in an amount provisionally quantified to exceed $67.9 million. In our Request for Arbitration, we also noted that invoices in an amount exceeding $57 million had been issued to the customer, and would be added to the claim in the event that they became overdue. On November 6, 2014, the customer filed its Response and Counterclaim, denying liability and counterclaiming damages for breach of contract of approximately $182 million. On March 31, 2016, the parties agreed to a settlement principally involving the purchase by the customer of certain inventory held by our subsidiary, with all other claims and counterclaims being released and discharged by each party, and the arbitral proceedings being discontinued. On April 18, 2016, all claims and counterclaims filed in the London Court of International Arbitration were released and discontinued. The settlement did not have a material impact on our financial position, results of operations or cash flows.
During 2014, we received customer notifications related to a possible equipment failure in a natural gas storage system in Northern Germany, which includes certain of our products. We are currently investigating the cause of the possible failure and, if necessary, possible repair and replacement options for our products. Similar products were utilized in other natural gas storage systems for this and other customers. The customer initiated arbitral proceedings against us on June 19, 2015, under the rules of the German Institute of Arbitration e.V. (DIS). On August 3, 2016, the customer amended its claims and now alleges damages of approximately $224 million plus interest at an annual rate of prime + 5%. The hearing before the arbitration panel is scheduled to commence on January 16, 2017. In addition, on September 21, 2015, TRIUVA Kapitalverwaltungsgesellschaft mbH filed a lawsuit in the United States District Court for the Southern District of Texas, Houston Division against the Company and Baker Hughes Oilfield Operations, Inc. alleging that the plaintiff is the owner of gas storage caverns in Etzel, Germany in which the Company provided certain equipment in connection with the development of the gas storage caverns. The plaintiff further alleges that the Company supplied equipment that was either defectively designed or failed to warn of risks that the equipment posed, and that these alleged defects caused damage to the plaintiff’s property. The plaintiff seeks recovery of alleged compensatory and punitive damages of an unspecified amount, in addition to reasonable attorneys’ fees, court costs and pre-judgment and post-judgment interest. The allegations in this lawsuit are related to the claims made in the June 19, 2015 German arbitration referenced above. At this time, we are not able to predict the outcome of these claims or whether either will have any material impact on our financial position, results of operations or cash flows.
On August 31, 2015, a customer of one of the Company’s subsidiaries issued a Letter of Claim pursuant to a Construction and Engineering Contract. The customer had claimed $369 million plus loss of production resulting from a breach of contract related to five electric submersible pumps installed by the subsidiary in Europe. On January 29, 2016, the Customer served its Statement of Claim, Case No. CL-2015-00584, in the Commercial Court Queen's Bench Division of the High Court of Justice. On September 20, 2016, the parties entered a settlement agreement by which all claims were released and discharged by each party. On October 6, 2016, the Commercial Court entered a Consent Order dismissing all claims in the litigation. The settlement did not have a material impact on our financial position, results of operations or cash flows.
On October 30, 2015, Chieftain Sand and Proppant Barron, LLC initiated arbitration against our subsidiary, Baker Hughes Oilfield Operations, Inc., in the American Arbitration Association. The Claimant alleged that the Company failed to purchase the required sand tonnage for the contract year 2014-2015 and further alleged that the

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

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
On July 31, 2015, Rapid Completions LLC filed a lawsuit in federal court in the Eastern District of Texas against Baker Hughes Incorporated, Baker Hughes Oilfield Operations, Inc., and others claiming infringement of U.S. Patent Nos. 6,907,936; 7,134,505; 7,543,634; 7,861,774; and 8,657,009.  On August 6, 2015, Rapid Completions amended its complaint to allege infringement of U.S. Patent No. 9,074,451.  On September 17, 2015, Rapid Completions and Packers Plus Energy Services Inc., sued Baker Hughes Canada Company in the Canada Federal Court on related Canadian patent 2,412,072. On April 1, 2016, Rapid Completions removed U.S. Patent No. 6,907,936 from its claims in the lawsuit. On April 5, 2016, Rapid Completions filed a second lawsuit in federal court in the Eastern District of Texas against Baker Hughes Incorporated, Baker Hughes Oilfield Operations, Inc. and others claiming infringement of U.S. Patent No. 9,303,501. These patents relate primarily to certain specific downhole completions equipment. The plaintiff has requested a permanent injunction against further alleged infringement, damages in an unspecified amount, supplemental and enhanced damages, and additional relief such as attorney’s fees and costs.  During August and September 2016, the United States Patent and Trademark office agreed to institute an inter-partes review of U.S. Patent Nos 7,861,774; 7,134,505; 7,534,634; 6,907,936; 8,657,009; and 9,074,451. At this time, we are not able to predict the outcome of these claims or whether they will have a material impact on our financial position, results of operations or cash flows.
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
OTHER
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees, which totaled approximately $1.0 billion at September 30, 2016. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our financial position, results of operations or cash flows.

Baker Hughes Incorporated
Notes to Unaudited Consolidated Condensed Financial Statements

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Pensions and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(261)	$(744)	$(1,005)
Other comprehensive income before reclassifications	14	47	61
Amounts reclassified from accumulated other comprehensive loss	6	—	6
Deferred taxes	(1)	—	(1)
Balance at September 30, 2016	$(242)	$(697)	$(939)

	Pensions and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(246)	$(503)	$(749)
Other comprehensive income (loss) before reclassifications	9	(182)	(173)
Amounts reclassified from accumulated other comprehensive loss	(6)	—	(6)
Deferred taxes	3	—	3
Balance at September 30, 2015	$(240)	$(685)	$(925)

The amounts reclassified from accumulated other comprehensive loss during the nine months ended September 30, 2016 and 2015 represent the amortization of prior service credit, net actuarial loss, curtailment gain and certain other items which are included in the computation of net periodic cost (benefit). See Note 12. "Employee Benefit Plans" for additional details. Net periodic cost (benefit) is recorded in cost of sales and services, research and engineering, and marketing, general and administrative expenses.

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
EXECUTIVE SUMMARY
Baker Hughes is a leading supplier of oilfield services, products, technology and systems used in the worldwide oil and natural gas industry, referred to as our oilfield operations. We manage our oilfield operations through four geographic segments consisting of North America, Latin America, Europe/Africa/Russia Caspian ("EARC"), and Middle East/Asia Pacific ("MEAP"). Our Industrial Services businesses are reported in a fifth segment. As of September 30, 2016, Baker Hughes had approximately 34,000 employees compared to approximately 43,000 employees as of December 31, 2015.
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
During the second quarter, following the termination of the merger with Halliburton, we announced a series of actions to reduce costs and simplify our business, enhance our commercial strategy and optimize our capital structure by paying down debt and buying back shares. More specifically, we have restructured the company to remove significant costs and create a more efficient organization which aligns with our operational strategy to take our products and technology to market faster and more efficiently and through a broader set of sales channels. In an effort to improve our return on invested capital, we have conducted an analysis of our product offerings and as a result of that review, we have begun the process of reducing certain product offerings in specific markets based on our objectives of profitable growth. While these potential reductions will have a minimal impact on our current revenue, they are expected to have a positive impact on operating profitability. We expect to have two-thirds of these product exits completed by the end of 2016, with the balance achieved in 2017. Additionally, we have decided to retain a selective footprint in our North America onshore pressure pumping business, and are considering a range of ownership models that will allow us to participate in this market while mitigating the resource requirements and capital intensity that are inherent in this particular business.
In the first nine months of 2016, we continued to face difficult industry conditions. Activity declined across the globe as reflected by the worldwide rig count, which decreased 36% compared to the same period last year, resulting in additional pricing deterioration for our products and services in many markets. The steady decline in U.S. oil production, along with the initial announcement by the Organization of Petroleum Exporting Countries ("OPEC") in late September to re-establish a production ceiling, drove oil prices higher resulting in more than a 30% increase in oil prices in the first nine months of the year. Despite this improvement in oil prices, customer spending continued to decline as most operators are looking for a sustainable rebalancing of the oil market before increasing activity. As a result, we continued to experience a significant decline in demand as well as increased pricing pressure for our products and services throughout the third quarter of 2016.
Financial Results
In the third quarter of 2016, we generated revenue of $2.35 billion, a decrease of $1.43 billion, or 38%, compared to the third quarter of 2015, generally consistent with the 30% drop in the worldwide rig count. In the first nine months of 2016, revenue totaled $7.43 billion, a decline of $4.92 billion, or 40%, compared to the same period in the prior year, with a 36% drop in the worldwide rig count over the same time frame. All geographic segments experienced revenue declines in the third quarter and first nine months of 2016 driven by reduced customer spending. North America was the largest contributor to the year-over-year revenue decline in both the quarter and nine months ended September 30, 2016, driven by the drop in the onshore and inland water rig count. As a result, we continued to experience reduced activity, an oversupply of equipment and an unfavorable pricing environment in this segment. Additionally, the decision to minimize our operational footprint in the onshore pressure pumping business in North America has resulted in share reductions in this product line. Revenue was also negatively impacted by an unfavorable change in exchange rates of several currencies relative to the U.S. Dollar, predominately in the EARC segment.
Loss before income tax was $360 million and $1.73 billion for the third quarter and first nine months of 2016, respectively, and included impairment and restructuring charges of $304 million and $1.59 billion, respectively. These charges were recorded primarily as a result of the recent downturn in the oil and natural gas market brought about by the decline in commodity prices. Throughout this downturn, we took actions to reduce costs and adjust our operational cost structure, within the limitations of the Merger Agreement, to reflect current and expected near-term activity levels. As described above, following the termination of the Merger Agreement in the second quarter of 2016, we took additional actions to reduce costs, simplify the organization, and rationalize our operating structure to address the ongoing industry challenges and to support our future operational strategy. These restructuring activities included workforce reductions, contract terminations, facility closures and the removal of excess machinery and equipment. Additionally, we incurred costs of $587 million in the first nine months of 2016 to write off the carrying value of certain inventory deemed excess. For the third quarter and first nine months of 2015, loss before income tax was $156 million and $1.18 billion, respectively, which also included impairment and restructuring charges of $98 million and $747 million, respectively. Further, we incurred $194 million in the first nine months of 2015 to write down the carrying value of certain inventory.
Also during the first nine months of 2016, we recorded a loss due to the impairment of goodwill for the North America and Industrial Services segments totaling $1.86 billion. This charge is excluded from the results of our operating segments as well.
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
Outlook
While oil prices have started to rebound as a result of the U.S. production edging down and the initial announcement by OPEC in late September to re-establish a production ceiling, the uncertainty from the lack of critical details regarding production cuts and the various country exclusions, has limited the confidence that it could lead to a more sustainable improvement in oil prices, and in turn, to a more material increase in exploration and production companies' spending.
We continue to believe that oil prices in the mid-to upper-$50s are required for a sustainable recovery in North America. As we previously projected, the North American market has been continuing to climb slowly upward, and we expect that to continue. In order for a broader recovery to take place, a series of milestones need to be reached before the market can respond in a predictable way. First, supply and demand surplus has to rebalance allowing commodity prices to improve. Second, commodity prices need to stabilize for confidence in the customer community to improve and investment to accelerate. Third, activity needs to increase meaningfully before service capacity can be substantially absorbed and pricing recovery takes place. Until then, we will continue to see the dislocation we have today in the relationship between commodity prices and service pricing. We expect a slow ramp up of customer spending driven by a measured increase in U.S. onshore activity as well as increased seasonal activity in Canada. Despite this expected gradual improvement in the North American environment, we believe pricing will continue to remain challenging. As a result, we expect only modest growth in North America in the fourth quarter of 2016.
Internationally, we expect continued activity declines and pricing pressure in the near term due to customers continuing to restrict spending. We don’t expect year-end, seasonal product sales to significantly offset those declines. In markets where lifting costs are higher, such as deepwater, we expect that those activity declines will be even steeper. In conventional markets, such as the Middle East and North Africa, we believe there could be modest growth given the lower lifting costs. Despite these market dynamics, we continue to see opportunities for our capabilities and product innovations. Our products and services help our customers maximize production and lower overall costs allowing for improvements in our growth and profitability.

BUSINESS ENVIRONMENT
We operate in more than 80 countries helping customers find, evaluate, drill, produce, transport and process hydrocarbon resources. Our revenue is predominately generated from the sale of products and services to major, national, and independent oil and natural gas companies worldwide, and is dependent on spending by our customers for oil and natural gas exploration, field development and production. This spending is driven by a number of factors, including our customers’ forecasts of future energy demand and supply, their access to resources to develop and produce oil and natural gas, their ability to fund their capital programs, the impact of new government regulations and most importantly, their expectations for oil and natural gas prices as a key driver of their cash flows.
Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Brent oil price ($/Bbl) (1)	$45.82	$50.17	$42.13	$55.36
WTI oil price ($/Bbl) (2)	44.88	46.48	41.40	50.94
Natural gas price ($/mmBtu) (3)	2.85	2.75	2.32	2.78

(1)	Bloomberg Dated Brent ("Brent") Oil Spot Price per Barrel

(2)	Bloomberg West Texas Intermediate ("WTI") Cushing Crude Oil Spot Price per Barrel

(3)	Bloomberg Henry Hub Natural Gas Spot Price per million British Thermal Unit
In North America, customer spending is highly driven by WTI oil prices, which began the third quarter of 2016 at $48.99/Bbl, declined to $39.51/Bbl in early August 2016, and then rebounded to $48.24/Bbl by the end of the quarter due to peak summer demand for crude oil. According to the September 2016 Oil Market Report published by the International Energy Agency, global oil demand growth is slowing at a faster pace than initially predicted. Forecasted oil demand growth for 2016 is now only 1.3 mb/d compared to 1.4 mb/d at the end of the second quarter of 2016. Further, oil demand growth for 2017 is expected to ease further to 1.2 mb/d as underlying macroeconomic conditions remain uncertain.
Outside North America, customer spending is most heavily influenced by Brent oil prices, which experienced a similar trend as WTI throughout the quarter, exiting at $47.71/Bbl. Brent oil price fluctuations were driven by the same factors as WTI.
Overall, WTI and Brent oil prices in the first nine months of 2016 averaged lower than the prior year by 19% and 24%, respectively. Although oil prices have rebounded more than 80% from the previous twelve-year-low of $26/Bbl reached earlier this year to near $48/Bbl at the end of the quarter, there has yet to be any material change in customer behavior to suggest a significant near-term improvement in activity levels.

In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, remained fairly stable during the third quarter of 2016, exiting the quarter at $2.84/mmBtu, relatively unchanged from where it began the quarter. Compared to the same quarter in the prior year, natural gas prices increased 4%, driven by expectations of a colder than usual winter season. For the nine months ending September 30, 2016, natural gas prices declined by 17% as a result of higher storage levels. According to the U.S. Department of Energy ("DOE"), working natural gas in storage at the end of the third quarter of 2016 was 3,680 Bcf, which is 3% higher than the previous five-year (2011-2015) average, and 4%, or 142 Bcf, above the corresponding week in 2015.

Baker Hughes Rig Count
The Baker Hughes rig counts are an important business barometer for the drilling industry and its suppliers. When drilling rigs are active they consume products and services produced by the oil service industry. Rig count trends are driven by the exploration and development spending by oil and natural gas companies, which in turn is influenced by current and future price expectations for oil and natural gas. The counts may reflect the relative strength and stability of energy prices and overall market activity; however, these counts should not be solely relied on as other specific and pervasive conditions may exist that affect overall energy prices and market activity.
Baker Hughes has been providing rig counts to the public since 1944. We gather all relevant data through our field service personnel, who obtain the necessary data from routine visits to the various rigs, customers, contractors and other outside sources as necessary. We base the classification of a well as either oil or natural gas primarily upon filings made by operators in the relevant jurisdiction. This data is then compiled and distributed to various wire services and trade associations and is published on our website. We believe the counting process and resulting data is reliable; however, it is subject to our ability to obtain accurate and timely information. Rig counts are compiled weekly for the U.S. and Canada and monthly for all international rigs. Published international rig counts do not include rigs drilling in certain locations, such as Russia, the Caspian region, Iran and onshore China because this information is not readily available.
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
The rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
U.S. - land and inland waters	461	833	(45%)	465	1,021	(54%)
U.S. - offshore	18	32	(44%)	23	38	(39%)
Canada	121	190	(36%)	112	200	(44%)
North America	600	1,055	(43%)	600	1,259	(52%)
Latin America	187	318	(41%)	203	331	(39%)
North Sea	29	37	(22%)	29	39	(26%)
Continental Europe	65	72	(10%)	68	80	(15%)
Africa	80	95	(16%)	87	111	(22%)
Middle East	385	393	(2%)	392	403	(3%)
Asia Pacific	190	217	(12%)	187	224	(17%)
Outside North America	936	1,132	(17%)	966	1,188	(19%)
Worldwide	1,536	2,187	(30%)	1,566	2,447	(36%)

The rig count in North America decreased 43% in the third quarter of 2016 compared to the same period last year, as a consequence of reduced spending from our customers as they continue to operate in a lower commodity price environment. Reduced cash flows over the last two years have prompted many companies to scale back investment programs, deferring new drilling projects until a sustained price recovery occurs. Also, higher interest rates and tighter lending conditions have limited the availability of capital for many smaller producers, giving rise to distressed asset sales and consolidation of acreage holdings by firms that are more financially sound. The oil-directed drilling rig count, which represents approximately 80% of the North America rig count, experienced a 39% decline as the steep drop in oil prices over the last year resulted in a reduction in exploration and production spending across the region, especially in the U.S. onshore and Canadian oil sands. The natural gas-directed rig count experienced a 53% decrease compared to the same period a year ago as a result of lower natural gas prices. In the U.S., natural gas prices remain below levels that are considered to be economic for new investments in many natural gas fields. In Canada, the reduction in the natural gas-directed rig count was primarily related to lower drilling activity levels in condensate rich zones in Alberta to service oil sands.
Outside North America, the rig count in the third quarter of 2016 decreased 17% compared to the same period a year ago. In Latin America, the rig count declined 41% as a consequence of customer spending reductions throughout the entire region, but most notably in Argentina, Brazil, Venezuela, Colombia, Mexico and Ecuador. In Europe, the rig count in the North Sea decreased 22%, primarily due to a reduction in offshore drilling activity in the United Kingdom, and in Continental Europe the rig count declined by 10% driven by lower onshore drilling activity primarily in Romania, Serbia and Lithuania. In Africa, the rig count decreased 16% primarily due to reduced drilling activity across the region, mainly in Nigeria, Gabon, Angola, Cameroon and Kenya. The rig count decreased 2% in the Middle East due to lower drilling activity in Egypt and Iraq, partially offset by increased drilling activity in Abu Dhabi and Kuwait. In Asia Pacific, the rig count declined 12% as a result of reduced drilling activity in Australia, Indonesia, Malaysia, and Thailand.
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
Revenue and Operating Profit (Loss) Before Tax
Revenue and operating profit (loss) before tax for each of our five operating segments is provided below. The performance of our operating segments is evaluated based on operating profit (loss) before tax, which is defined as income (loss) before income taxes and before the following: net interest expense, corporate expenses, impairment and restructuring charges, goodwill impairment charges, the merger termination fee, and certain gains and losses not allocated to the operating segments. Beginning in 2016, we excluded merger and related costs from our operating segments. These costs are now presented as a separate line item in the consolidated condensed statement of income (loss). Prior year merger and related costs have been reclassified to conform to the current year presentation.

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2016	2015			2016	2015
Revenue:
North America	$674	$1,368	$(694)	(51%)	$2,161	$4,872	$(2,711)	(56%)
Latin America	243	439	(196)	(45%)	755	1,371	(616)	(45%)
Europe/Africa/Russia Caspian	519	791	(272)	(34%)	1,711	2,555	(844)	(33%)
Middle East/Asia Pacific	649	849	(200)	(24%)	2,018	2,621	(603)	(23%)
Industrial Services	268	339	(71)	(21%)	786	929	(143)	(15%)
Total	$2,353	$3,786	$(1,433)	(38%)	$7,431	$12,348	$(4,917)	(40%)

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2016	2015			2016	2015
Operating Profit (Loss) Before Tax:
North America	$(65)	$(153)	$88	58%	$(601)	$(512)	$(89)	(17%)
Latin America	20	51	(31)	(61%)	(289)	129	(418)	(324%)
Europe/Africa/Russia Caspian	22	98	(76)	(78%)	(254)	135	(389)	(288%)
Middle East/Asia Pacific	71	76	(5)	(7%)	(22)	198	(220)	(111%)
Industrial Services	30	44	(14)	(32%)	(17)	86	(103)	(120%)
Total Operations	78	116	(38)	(33%)	(1,183)	36	(1,219)	N/M
Corporate	(78)	(26)	(52)	200%	(139)	(104)	(35)	34%
Loss on early extinguishment of debt	—	—	—	N/M	(142)	—	(142)	N/M
Interest expense, net	(39)	(55)	16	(29%)	(142)	(162)	20	(12%)
Impairment and restructuring charges	(304)	(98)	(206)	210%	(1,590)	(747)	(843)	113%
Goodwill impairment	(17)	—	(17)	N/M	(1,858)	—	(1,858)	N/M
Merger and related costs	—	(93)	93	(100%)	(180)	(204)	24	(12%)
Merger termination fee	—	—	—	N/M	3,500	—	3,500	N/M
Loss Before Income Taxes	$(360)	$(156)	$(204)	(131%)	$(1,734)	$(1,181)	$(553)	(47%)
"N/M" represents not meaningful.
Third Quarter of 2016 Compared to the Third Quarter of 2015
North America
North America revenue decreased $694 million, or 51%, in the third quarter of 2016 compared to the third quarter of 2015 primarily as a result of the steep drop in activity, as reflected in the 43% year-over-year rig count decline, and to a lesser extent, deteriorating pricing conditions as operators further reduced their spending levels in 2016. All product lines have been unfavorably impacted by the activity drop, most notably in pressure pumping and completion systems. Our production chemicals, deepwater operations, and artificial lift product lines showed the most resilience. Revenue has also been impacted by onshore pressure pumping share reductions, driven by efforts to reduce losses and improve cash flow in a market where pricing remains unsustainable.
North America operating loss before tax was $65 million in the third quarter of 2016 compared to $153 million in the third quarter of 2015. Although operating results were negatively impacted by the sharp reduction in activity and an increasingly unfavorable pricing environment, actions taken in the past year to reduce our workforce, close and consolidate facilities and improve commercial terms with vendors resulted in lower operating costs. These actions to restructure our North American operations to operate in a lower activity and pricing environment, combined with the reduction of depreciation and amortization from asset impairments, helped mitigate the impact of the ongoing decline in revenue experienced since early 2015.
Latin America
Latin America revenue decreased $196 million, or 45%, in the third quarter of 2016 compared to the third quarter of 2015 primarily driven by reduced activity, as evident in the 41% rig count drop, and to a lesser extent lower pricing. Activity has declined swiftly across the entire segment and all product lines, with the Andean area and Mexico experiencing the largest decline as reflected by the year-over-year decline in the rig count of 71% and 41%, respectively.
Latin America operating profit before tax was $20 million in the third quarter of 2016 compared to $51 million in the third quarter of 2015. The decrease in profitability primarily due to lower revenue was mitigated by reduced operating costs resulting from our efforts to structurally align the segment to reflect current and expected near-term activity levels. Profitability was improved due to lower provisions for doubtful accounts in Ecuador as a result of $21 million of provisions recorded in the third quarter of 2015 that did not repeat in the current quarter.
Europe/Africa/Russia Caspian
EARC revenue decreased $272 million, or 34%, in the third quarter of 2016 compared to the third quarter of 2015. The decrease in revenue can be attributed to activity reductions across all markets and all product lines, but most notably the completion systems product line in West Africa and the drilling services product line in the United Kingdom. Price deterioration throughout the region also negatively impacted revenue. The unfavorable change in exchange rates, mainly for the British Pound and Nigerian Naira, accounted for more than 10% of the decline in revenue.
EARC operating profit before tax was $22 million in the third quarter of 2016 compared to $98 million in the third quarter of 2015. The decline in operating profit driven by the decline in revenue was partially offset by the benefit of implemented cost reduction measures, lower depreciation and amortization from asset impairments, and reduced foreign exchange losses in Angola and Russia.
Middle East/Asia Pacific
MEAP revenue decreased $200 million, or 24%, in the third quarter of 2016 compared to the third quarter of 2015. The decrease in revenue was largely due to reduced activity in Asia Pacific and Iraq, and significant pricing pressure across the region, most meaningfully in Asia Pacific. While all product lines have been negatively impacted by the continued downturn, our production-related product lines have shown some resiliency in the region.
MEAP operating profit before tax was $71 million in the third quarter of 2016 compared to $76 million in the third quarter of 2015. The reduction in profitability driven primarily by the decline in revenue was partially offset by operating cost reductions and lower depreciation and amortization from asset impairments. Also, in the third quarter of 2015, we incurred charges in Iraq related to our integrated operations that did not repeat in the third quarter of 2016.
Industrial Services
For Industrial Services, revenue decreased $71 million and profitability decreased $14 million in the third quarter of 2016 compared to the third quarter of 2015 due to activity reductions as customers reduced spending and delayed projects including several major pipeline construction and maintenance projects. Revenue and profitability were also negatively impacted by pricing deterioration in the market. The impact on profitability from decreased activity and price deterioration was lessened by reduced operating costs and lower depreciation and amortization expense from asset impairments.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Revenue for the nine months ended September 30, 2016 decreased $4.92 billion, or 40%, compared to the nine months ended September 30, 2015, in line with the 36% decline in the global rig count year-over-year. Revenue decreased in all segments, with the steepest drop seen in North America where the average rig count declined 52% for the first nine months of 2016 compared to the same period a year ago. Reduced activity, unfavorable pricing and foreign exchange rates negatively impacted our revenue from foreign operations.
Operating loss before tax for the nine months ended September 30, 2016 was $1.18 billion, compared to operating profit before tax of $36 million for the same period a year ago. In all regions, margins were negatively impacted by the continued reduction in activity and an increasingly unfavorable pricing environment. During the first nine months of 2016, we recorded $587 million in charges to write off and dispose of inventory considered excess, and $209 million in provisions for doubtful accounts. In comparison, operating loss before tax for the first nine months of 2015 included $194 million in charges to write down the carrying value of certain inventory, and $160 million in provisions for doubtful accounts. Actions taken across all segments to reduce our workforce, close and consolidate facilities and improve commercial terms with vendors partially offset these unfavorable market conditions.
Costs and Expenses
The table below details certain unaudited consolidated condensed statement of income (loss) data and as a percentage of revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	$	%	$	%	$	%	$	%
Revenue	$2,353	100%	$3,786	100%	$7,431	100%	$12,348	100%
Cost of revenue	2,059	88%	3,375	89%	7,829	105%	11,301	92%
Research and engineering	91	4%	110	3%	292	4%	366	3%
Marketing, general and administrative	203	9%	211	6%	632	9%	749	6%
Impairment and restructuring charges	304	13%	98	3%	1,590	21%	747	6%
Goodwill Impairment	17	1%	—	—%	1,858	25%	—	—%
Merger and related costs	—	—%	93	2%	180	2%	204	2%
Merger termination fee	—	—%	—	—%	(3,500)	(47)%	—	—%
Cost of Revenue
Cost of revenue as a percentage of revenue was 88% and 89% for the three months ended September 30, 2016 and 2015, respectively, and 105% and 92% for the nine months ended September 30, 2016 and 2015, respectively. Cost of revenue for the first nine months of 2016 was negatively impacted by a charge of $587 million to write off and dispose of certain excess inventory compared to a write-down of $194 million in the prior year. The increase in cost of revenue as a percentage of revenue is due mainly to deteriorating pricing conditions as operators reduce their spending, partially offset by the benefit of implemented cost reduction measures and lower depreciation and amortization from asset impairments. Additionally, cost of revenue was negatively impacted by an increase in provisions for doubtful accounts of $49 million for the nine months ended September 30, 2016 compared to the prior year.
Research and Engineering
Research and engineering expenses declined by $19 million and $74 million for the three and nine months ended September 30, 2016, respectively, compared to the prior year, primarily as a result of cost reduction measures.

Marketing, General and Administrative
Marketing, general and administrative ("MG&A") expenses declined by $8 million and $117 million for the three and nine months ended September 30, 2016, respectively, compared to the same period a year ago. The decline in MG&A expenses for the three and nine months ended September 30, 2016 is primarily a result of workforce reductions, lower spending and reduced foreign exchange losses, partially offset by costs related to litigation settlements of $41 million.
Impairment and Restructuring Charges
During the three and nine months ended September 30, 2016, we recorded restructuring charges of $304 million and $1.59 billion, respectively. The year-to-date restructuring charge consisted of $203 million for workforce reduction costs, $146 million for contract termination costs and $1.24 billion for asset impairments related to excess machinery and equipment, facilities and intangible assets. Total cash paid during 2016 related to workforce reductions and contract terminations was $333 million.
During the three and nine months ended September 30, 2015, we recorded restructuring charges of $98 million and $747 million, respectively. The year-to-date restructuring charge consisted of $416 million for workforce reduction costs, $83 million for contract termination costs and $248 million for asset impairments related to excess machinery and equipment and facilities. Total cash paid during the nine months ended September 30, 2015 related to these charges was $338 million. For further discussion of these charges, see Note 3. "Impairment and Restructuring Charges" of the Notes to Unaudited Consolidated Condensed Financial Statements in Item 1 of Part 1 herein.
The reduction in costs from eliminated depreciation, reduced employee expenses, and reduced interest expense on long-term debt in the three months ended September 30, 2016 is approximately $150 million, and is expected to be approximately $800 million on an annualized basis, $650 million, of which is related to actions taken post merger.
Goodwill Impairment
In the second quarter of 2016, we determined the fair value of our reporting units using a combination of techniques including the present value of future cash flows derived from our long-term plans and historical experience, and multiples of competitors. Based on the results of our impairment test, we determined that goodwill of two of our reporting units was impaired, and we commenced the second step of the goodwill impairment test. We substantially completed all actions necessary in the determination of the implied fair value of goodwill in the second quarter of 2016; however, some of the estimated fair values and allocations were subject to adjustment once the valuations and other computations were completed. Accordingly, in the second quarter of 2016, we recorded an estimate of the goodwill impairment loss of $1.84 billion, which consisted of $1.53 billion for the North America segment and $311 million for the Industrial Services segment. During the third quarter of 2016, we finalized all valuations and computations, and adjusted our final goodwill impairment loss for the first nine months of 2016 to $1.86 billion, consisting of $1.55 billion for the North America segment and $309 million for the Industrial Services segment.
Merger and Related Costs and Merger Termination Fee
We incurred costs related to the Merger of $180 million and $204 million for the nine months ended September 30, 2016 and 2015, respectively, including costs under our retention programs and obligations for minimum incentive compensation costs which, based on meeting eligibility criteria, have been treated as merger and related expenses. No costs related to the Merger were incurred during the three months ended September 30, 2016, compared to $93 million for the three months ended September 30, 2015. On April 30, 2016, the Merger Agreement with Halliburton was terminated and as a result, Halliburton paid us $3.5 billion on May 4, 2016, which represents the termination fee required to be paid pursuant to the Merger Agreement.

Income Taxes
For the three months ended September 30, 2016, total income tax expense was $70 million on a loss before income taxes of $360 million, resulting in a negative effective tax rate of 19.4%. The negative effective tax rate is due primarily to the geographical mix of earnings and losses such that taxes in certain jurisdictions, including withholding and deemed profit taxes, exceed the tax benefit from the losses in other jurisdictions due to valuation allowances provided in most loss jurisdictions.
In the third quarter of 2016, we filed a carryback claim for the 2015 U.S. Net Operating Loss ("NOL") to prior tax years. As a result, a $370 million current income tax receivable is reflected in other current assets in the balance sheet as of September 30, 2016. We expect to receive the refund by December 31, 2016.
As a result of the geographic mix of earnings and losses, including the goodwill impairment, asset impairment, and restructuring charges, and other discrete tax items, our tax rate has been and will continue to be volatile until the market stabilizes.
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility in order to fund the requirements of our business. At September 30, 2016, we had cash and cash equivalents of $3.74 billion compared to $2.32 billion of cash and cash equivalents held at December 31, 2015. As a result of the failure of the Merger, Halliburton paid us $3.5 billion on May 4, 2016, which represents the termination fee required to be paid pursuant to the Merger Agreement. Part of the proceeds received were used to purchase $1.0 billion face value of our long-term notes and debentures, which included portions of each tranche of notes and debentures, and $763 million of our common stock.
At September 30, 2016, approximately $2.3 billion of our cash and cash equivalents was held by foreign subsidiaries compared to approximately $2.01 billion at December 31, 2015. A substantial portion of the cash held by foreign subsidiaries at September 30, 2016 was reinvested in our international operations as our intent is to use this cash to, among other things, fund the operations of our foreign subsidiaries. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds based on applicable U.S. tax rates net of foreign tax credits. We have a committed revolving credit facility ("credit facility") with commercial banks and a related commercial paper program under which the maximum combined borrowing at any time under both the credit facility and the commercial paper program is $2.5 billion. At September 30, 2016, we had no commercial paper outstanding; therefore, the amount available for borrowing under the credit facility as of September 30, 2016 was $2.5 billion. During the nine months ended September 30, 2016, we used cash to fund a variety of activities including certain working capital needs and restructuring costs, capital expenditures, repurchases of long-term debt and common stock, and the payment of dividends. We believe that cash on hand, cash flows generated from operations and the available credit facility, including the issuance of commercial paper, will provide sufficient liquidity to manage our global cash needs.
Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the nine months ended September 30:

(In millions)	2016	2015
Operating activities	$3,597	$1,265
Investing activities	(28)	(713)
Financing activities	(2,159)	(239)
Operating Activities
Cash flows from operating activities provided cash of $3.6 billion in the nine months ended September 30, 2016, due primarily to the receipt of the $3.5 billion merger termination fee. Included in our cash flows from operating activities for the nine months ended September 30, 2016, are payments of $333 million made for employee severance and contract termination costs as a result of our restructuring activities initiated in 2015 and continuing through the first nine months of 2016.
Investing Activities
Our principal recurring investing activity is the funding of capital expenditures to ensure that we have the appropriate levels and types of machinery and equipment in place to generate revenue from operations. Expenditures for capital assets totaled $226 million in the nine months ended September 30, 2016.
Proceeds from the disposal of assets were $199 million in the nine months ended September 30, 2016, which related primarily to equipment that was lost-in-hole, and to a lesser extent, property, machinery and equipment no longer used in operations that was sold throughout the period.
We had proceeds from maturities of investment securities of $307 million and purchases of investment securities of $308 million in the nine months ended September 30, 2016.
Financing Activities
We had net repayments of short-term debt and other borrowings of $57 million in the nine months ended September 30, 2016. Total debt outstanding at September 30, 2016 was $3.02 billion, a decrease of $1.02 billion compared to December 31, 2015. The total debt-to-capital (defined as total debt plus equity) ratio was 0.19 at September 30, 2016 and 0.20 at December 31, 2015.
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
Beginning in May 2016, following the termination of the Merger, through September 30, 2016, we repurchased 16.2 million shares of our common stock at an average price of $47.09 per share, for a total of $763 million. We had authorization remaining to repurchase approximately $1.24 billion in common stock at September 30, 2016. We may continue to repurchase our common stock subject to market conditions, our liquidity and other considerations.
We paid dividends of $221 million in the nine months ended September 30, 2016.
Available Credit Facility
On July 13, 2016, we entered into a new five-year $2.5 billion committed revolving credit facility (the "2016 Credit Agreement") with commercial banks maturing in July 2021, which replaced our existing credit facility of $2.5 billion, but maintained the existing commercial paper program. The previous credit facility had a maturity date in September of 2016. The maximum combined borrowing at any time under both the 2016 Credit Agreement and the commercial paper program is $2.5 billion. The 2016 Credit Agreement contains certain covenants, which, among other things, require the maintenance of a total debt-to-total capitalization ratio, restrict certain merger transactions or the sale of all or substantially all of our assets or a significant subsidiary and limit the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the 2016 Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the 2016 Credit Agreement, covenant defaults and other customary defaults. To the extent we have outstanding commercial paper, the aggregate ability to borrow under the 2016 Credit Agreement is reduced.

During the first nine months of 2016, there were no direct borrowings under either the previous credit facility or the 2016 Credit Agreement, and we were in compliance with all of the covenants under both credit facilities. Under the commercial paper program, we may issue from time to time up to $2.5 billion in commercial paper with maturities of no more than 270 days. The amount available to borrow under the credit facility would be reduced by the amount of any commercial paper outstanding. At September 30, 2016, we had no borrowings outstanding under the commercial paper program.
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
As a result of carrying back the 2015 NOL, we have revised our estimate for global income tax payments and refunds and now anticipate receiving refunds, net of income tax payments, of up to $75 million for 2016.
During the nine months ended September 30, 2016, we contributed approximately $153 million to our defined benefit, defined contribution and other postretirement plans. Effective April 2016, employer contributions to certain defined contribution plans were suspended indefinitely. We expect we will make additional contributions to other plans in the range of $18 million to $21 million in the fourth quarter of 2016.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the nine months ended September 30, 2016, does not differ materially from that discussed under Part II, Item 7(a), "Quantitative and Qualitative Disclosures About Market Risk," in our 2015 Annual Report on Form 10-K/A.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act of 1934, as amended (the "Exchange Act"). This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, as of September 30, 2016, our disclosure controls and procedures, as defined by Rule 13a-15(e) of the Exchange Act, were not effective.
During the quarter ended March 31, 2016, we identified a material weakness in our controls related to the determination of valuation allowances for deferred tax assets. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Our identified weakness had no impact on any amounts reported in the financial statements for the quarter ended March 31, 2016 or for any previous period. We have evaluated the controls associated with valuation allowances for deferred tax assets and have designed a remediation plan to address identified weaknesses and to strengthen controls over this process. During the second and third quarters of 2016, we implemented certain control enhancements as part of the remediation plan. This weakness will not be considered remediated until the enhanced controls have been tested and determined to be designed and operating effectively, which we currently expect to occur as of December 31, 2016.
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
Changes in Internal Controls Over Financial Reporting
Except as discussed immediately above in the Evaluation of Disclosure Controls and Procedures, there has been no change in our internal controls over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See discussion of legal proceedings in Note 13 of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report, Item 3 of Part I of our 2015 Annual Report and Note 13 of the Notes to Consolidated Financial Statements included in Item 8 of our 2015 Annual Report.

ITEM 1A. RISK FACTORS
As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in our "Risk Factors" contained in the 2015 Annual Report and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about our purchases of equity securities during the three months ended September 30, 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of a Publicly Announced Program (3)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (4)
July 1-31, 2016	13,153	$44.90	—	$1,500,000,083
August 1-31, 2016	4,472,579	$49.76	4,472,579	$1,277,461,564
September 1-30, 2016	812,353	$49.61	812,353	$1,237,161,230
Total	5,298,085	$49.72	5,284,932

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

(4)
During the three months ended September 30, 2016, we repurchased 5.3 million shares of our common stock at an average price of $49.73 per share (including commissions), for a total of $263 million. We had authorization remaining to repurchase up to a total of approximately $1.24 billion of our common stock as of September 30, 2016.

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

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
Each exhibit identified below is filed as a part of this report. Exhibits designated with an "*" are filed as an exhibit to this Quarterly Report on Form 10-Q and Exhibits designated with an "**" are furnished as an exhibit to this Quarterly Report on Form 10-Q. Exhibits designated with an "+" are identified as management contracts or compensatory plans or arrangements.

3.1
Certificate of Amendment dated April 22, 2010 and the Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2010.)

3.2	Restated Bylaws of Baker Hughes Incorporated effective as of June 5, 2014 (filed as Exhibit 3.1 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on June 6, 2010).
4.1
Certificate of Amendment dated April 22, 2010 and the Restated Certificate of Incorporate (filed as Exhibit 3.1 to the Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2010).

4.2	Restated Bylaws of Baker Hughes Incorporated effective as of June 5, 2014 (filed as Exhibit 3.1 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on June 6, 2010).
10.1 * +	Letter Agreement, dated as of July 29, 2016, between Baker Hughes Incorporated and Alan R. Crain, Jr., Senior Vice President, Chief Legal and Governance Officer
10.2 +
Form of Baker Hughes Incorporated Restricted Stock Unit Award Agreement and Terms and Conditions for officers with a three-year cliff vest pursuant to the 2002 Director & Officer Long-Term Incentive Plan (filed as Exhibit 10.1 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on July 29, 2016).

10.3 +
Form of Baker Hughes Incorporated Restricted Stock Unit Award Agreement and Terms and Conditions for officers with a three-year graded vest pursuant to the 2002 Director & Officer Long-Term Incentive Plan (filed as Exhibit 10.2 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on July 29, 2016).

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

BAKER HUGHES INCORPORATED (Registrant)

Date:	October 25, 2016	By:	/s/ KIMBERLY A. ROSS
Kimberly A. Ross
Senior Vice President and Chief Financial Officer

Date:	October 25, 2016	By:	/s/ KELLY C. JANZEN
Kelly C. Janzen
Vice President, Controller and Chief Accounting Officer