Form 10-Q
period 2017-06-30
BAKER HUGHES a GE Co LLC
filed 2017-07-28
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-09397
BAKER HUGHES, A GE COMPANY, LLC
(Formerly known as Baker Hughes Incorporated)
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
YES ☐ NO ☑

BAKER HUGHES, A GE COMPANY, LLC

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
BAKER HUGHES, A GE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2017	2016	2017	2016
Revenue:
Sales	$1,002	$954	$1,957	$1,967
Services	1,402	1,454	2,709	3,111
Total revenue	2,404	2,408	4,666	5,078
Costs and expenses:
Cost of sales	893	1,182	1,668	2,126
Cost of services	1,191	1,930	2,304	3,644
Research and engineering	102	99	201	201
Marketing, general and administrative	225	222	409	429
Impairment and restructuring charges	—	1,126	90	1,286
Goodwill impairment	—	1,841	—	1,841
Merger and related costs, net	49	78	80	180
Merger termination fee	—	(3,500)	—	(3,500)
Total costs and expenses	2,460	2,978	4,752	6,207
Operating loss	(56)	(570)	(86)	(1,129)
Loss on early extinguishment of debt	—	(142)	—	(142)
Interest expense, net	(30)	(48)	(65)	(103)
Loss before income tax and equity in loss of affiliate	(86)	(760)	(151)	(1,374)
Equity in loss of affiliate	(21)	—	(39)	—
Income tax provision	(72)	(152)	(119)	(519)
Net loss	(179)	(912)	(309)	(1,893)
Net loss attributable to noncontrolling interests	—	1	1	1
Net loss attributable to Baker Hughes, a GE company, LLC	$(179)	$(911)	$(308)	$(1,892)

Basic and diluted loss per share attributable to Baker Hughes, a GE company, LLC	$(0.42)	$(2.08)	$(0.72)	$(4.30)

Cash dividends per share	$0.17	$0.17	$0.34	$0.34
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BAKER HUGHES, A GE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Net loss	$(179)	$(912)	$(309)	$(1,893)
Other comprehensive income (loss):
Foreign currency translation adjustments	36	(25)	59	40
Pension and other postretirement benefits	(7)	12	(8)	14
Other comprehensive income (loss)	29	(13)	51	54
Comprehensive loss	(150)	(925)	(258)	(1,839)
Comprehensive loss attributable to noncontrolling interests	—	1	1	1
Comprehensive loss attributable to Baker Hughes, a GE company, LLC	$(150)	$(924)	$(257)	$(1,838)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BAKER HUGHES, A GE COMPANY, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions)	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$4,133	$4,572
Accounts receivable - less allowance for doubtful accounts (2017 - $367; 2016 - $509)	2,307	2,251
Inventories, net	1,976	1,809
Other current assets	675	535
Total current assets	9,091	9,167
Property, plant and equipment - less accumulated depreciation (2017 - $6,576; 2016 - $6,567)	4,047	4,271
Goodwill	4,088	4,084
Intangible assets, net	282	318
Other assets	1,167	1,194
Total assets	$18,675	$19,034
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,094	$1,027
Short-term debt and current portion of long-term debt	331	132
Accrued employee compensation	456	566
Other accrued liabilities	585	579
Total current liabilities	2,466	2,304
Long-term debt	2,678	2,886
Deferred income taxes and other tax liabilities	344	328
Liabilities for pensions and other postretirement benefits	647	626
Other liabilities	153	153
Commitments and contingencies
Equity:
Common stock, one dollar par value (shares authorized - 750; issued and outstanding: 2017 - 426; 2016 - 424)	427	425
Capital in excess of par value	6,793	6,708
Retained earnings	6,129	6,583
Accumulated other comprehensive loss	(982)	(1,033)
Treasury stock	(60)	(27)
Baker Hughes, a GE company, LLC stockholders' equity	12,307	12,656
Noncontrolling interests	80	81
Total equity	12,387	12,737
Total liabilities and equity	$18,675	$19,034
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BAKER HUGHES, A GE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

	Baker Hughes, a GE company, LLC Stockholders' Equity
(In millions, except per share amounts)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2016	$425	$6,708	$6,583	$(1,033)	$(27)	$81	$12,737
Comprehensive loss:
Net loss			(308)			(1)	(309)
Other comprehensive income				51			51
Stock plan activity	2	32			(33)		1
Stock-based compensation		59					59
Cash dividends ($0.34 per share)			(146)				(146)
Net activity related to noncontrolling interests		(6)					(6)
Balance at June 30, 2017	$427	$6,793	$6,129	$(982)	$(60)	$80	$12,387

	Baker Hughes, a GE company, LLC Stockholders' Equity
(In millions, except per share amounts)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2015	$437	$7,261	$9,614	$(1,005)	$(9)	$84	$16,382
Comprehensive loss:
Net loss			(1,892)			(1)	(1,893)
Other comprehensive income				54			54
Stock plan activity	2	13			(12)		3
Repurchase and retirement of common stock	(11)	(489)					(500)
Stock-based compensation		68					68
Cash dividends ($0.34 per share)			(148)				(148)
Balance at June 30, 2016	$428	$6,853	$7,574	$(951)	$(21)	$83	$13,966
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BAKER HUGHES, A GE COMPANY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2017	2016
Cash flows from operating activities:
Net loss	$(309)	$(1,893)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	434	659
Impairment of assets	19	1,055
Goodwill impairment	—	1,841
Inventory write-down	—	587
Loss on early extinguishment of debt	—	142
Provision for deferred income taxes	20	238
Provision for doubtful accounts	(111)	215
Other noncash items	15	(23)
Changes in operating assets and liabilities:
Accounts receivable	(3)	742
Inventories	(139)	347
Accounts payable	57	(385)
Other operating items, net	(210)	(47)
Net cash flows (used in) provided by operating activities	(227)	3,478
Cash flows from investing activities:
Expenditures for capital assets	(216)	(156)
Proceeds from disposal of assets	134	139
Proceeds from sale of investment securities	103	204
Purchases of investment securities	(72)	(276)
Net cash flows used in investing activities	(51)	(89)
Cash flows from financing activities:
Net repayments of short-term debt and other borrowings	(10)	(36)
Repayment of long-term debt	—	(1,135)
Repurchase of common stock	—	(500)
Dividends paid	(146)	(148)
Other financing items, net	(4)	14
Net cash flows used in financing activities	(160)	(1,805)
Effect of foreign exchange rate changes on cash and cash equivalents	(1)	2
(Decrease) increase in cash and cash equivalents	(439)	1,586
Cash and cash equivalents, beginning of period	4,572	2,324
Cash and cash equivalents, end of period	$4,133	$3,910
Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$120	$213
Interest paid	$92	$129
Supplemental disclosure of noncash investing activities:
Capital expenditures included in accounts payable	$28	$22
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BAKER HUGHES, A GE COMPANY, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. ORGANIZATION, NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Operations
Baker Hughes, a GE company, LLC, a Delaware limited liability company ("BHGE LLC," "Company," "we," "our," or "us") and the successor to Baker Hughes Incorporated, a Delaware corporation ("Baker Hughes"), is a leading supplier of oilfield services, products, technology and systems used for drilling, formation evaluation, completion and production, pressure pumping, and reservoir development in the worldwide oil and natural gas industry. We also provide products and services for other businesses including downstream chemicals, and process and pipeline services. On July 3, 2017, subsequent to the period ended June 30, 2017 as reported herein, Baker Hughes converted into a limited liability company, named Baker Hughes, a GE company, LLC, for the purpose of facilitating the combination of Baker Hughes and the oil and gas business ("GE O&G") of General Electric Company ("GE"). See "Note 2. General Electric Transaction Agreement" for further information.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S." and such principles, "U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, certain information and disclosures normally included in our annual financial statements have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. We believe the unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. In the Notes to Unaudited Condensed Consolidated Financial Statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively, unless otherwise indicated.
New Accounting Standards Adopted
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Balance Sheet Classification of Deferred Taxes. The new standard requires all deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. We adopted this pronouncement prospectively on January 1, 2017, thus prior periods were not adjusted. The impact of adoption was not material to our condensed consolidated balance sheets.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The simplifications in this standard affect several aspects of the accounting for share-based payment transactions, including the requirement to record all of the tax effects related to share-based payments at settlement (or expiration) through the income statement. We adopted this pronouncement on January 1, 2017. The impact of adoption was not material to our condensed consolidated financial statements and related disclosures.
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
The standard permits either a full retrospective method of adoption, in which the standard is applied to all the periods presented, or a modified retrospective method of adoption, in which the standard is applied only to the

BAKER HUGHES, A GE COMPANY, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

current period with a cumulative-effect adjustment reflected in retained earnings.  We will adopt the new standard on January 1, 2018, and will make a final decision on the adoption method following the close of the Transactions on July 3, 2017 as discussed in "Note 2. General Electric Transaction Agreement" and the completion of the assessment that the adoption will have on the combined businesses.
We are currently evaluating the provisions of ASU No. 2014-09 and assessing the impact, if any, that it may have on our financial position and results of operations. In the fourth quarter of 2016, we formed an implementation work team, completed training of the new ASU's revenue recognition model and began policy and contract review. Our approach includes performing a detailed review of contracts representative of our different product lines and comparing historical accounting policies and practices to the new requirements that are in the standard. We engaged external resources to help the Company complete the analysis of potential changes to current accounting practices related to material revenue streams and are substantially complete with the initial assessment. During the remainder of 2017, we will quantify the potential impacts as well as design and implement required process, system and control changes to address the impacts identified in the assessment. We are not currently able to reasonably estimate the impact the new revenue recognition standard will have on our consolidated financial statements and related disclosures.
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
We are currently evaluating the provisions of ASU No. 2016-02 and assessing the impact it will have on our consolidated financial statements and related disclosures. In the fourth quarter of 2016, we formed an implementation work team and completed training of the new ASU's lease model with the implementation team. We engaged external resources to complete an initial review of lease agreements representative of the different aspects of our business and to assess the potential changes to current accounting practices as a result of the new requirements that are in the standard. We are substantially complete with the initial assessment. While we continue to evaluate the effect of the standard on our ongoing financial reporting, we anticipate that the adoption of the ASU may significantly affect our balance sheet.
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

BAKER HUGHES, A GE COMPANY, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

the pronouncement will have on our consolidated financial statements and related disclosures, but the impact is not expected to be material.
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test. As a result, under this ASU, an entity would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This pronouncement is effective for impairment tests in fiscal years beginning after December 15, 2019, on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes the income statement presentation of net periodic benefit cost by requiring separation between the service cost component and all other components. The service cost component is required to be presented as an operating expense with other similar compensation costs arising for services rendered by the pertinent employees during the period. The non-operating components must be presented outside of income from operations. This pronouncement is effective for annual reporting periods beginning after December 15, 2017, and the presentation disclosure should be applied using a retrospective approach. Early adoption is permitted. Our evaluation of the impact the pronouncement will have on our consolidated financial statements and related disclosures is still in progress, but the impact is not expected to be material.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The pronouncement is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017, and should be applied prospectively. Early adoption is permitted, including adoption in any interim period. We have not completed an evaluation of the impact the pronouncement will have on our consolidated financial statements and related disclosures, but the impact is not expected to be material.
NOTE 2. GENERAL ELECTRIC TRANSACTION AGREEMENT
On July 3, 2017, subsequent to the period ended June 30, 2017 as reported herein, and pursuant to the terms of the Transaction Agreement and Plan of Merger, dated as of October 30, 2016, among GE, Baker Hughes, Bear Newco, Inc. (which was renamed "Baker Hughes, a GE company") ("BHGE") and Bear MergerSub, Inc. ("Merger Sub"), as amended by the Amendment to Transaction Agreement and Plan of Merger, dated as of March 27, 2017, among GE, Baker Hughes, BHGE, Merger Sub, Baker Hughes Newco, Inc., a wholly owned subsidiary of Baker Hughes ("Newco 2"), and Bear MergerSub 2, Inc., a wholly owned subsidiary of Newco 2 ("Merger Sub 2") (the "Transaction Agreement"), the following transactions (the "Transactions") were consummated: Baker Hughes merged with Merger Sub 2, with Baker Hughes surviving the merger as a direct wholly owned subsidiary of Newco 2 (the "First Merger"), immediately followed by the conversion of the surviving corporation of the First Merger into a Delaware limited liability company (originally named Newco LLC and then renamed Baker Hughes, a GE company, LLC) ("the Conversion"). Immediately following the Conversion, Newco 2 merged with BHGE, with BHGE surviving the merger (the "Second Merger"). Following the Second Merger, GE transferred to BHGE LLC (1) all of the equity interests of the GE O&G holding companies that held directly or indirectly all of the assets and liabilities of GE O&G, including any GE O&G operating subsidiaries, and (2) $7.4 billion in cash in exchange for approximately 62.5% of the membership interests in BHGE LLC (the "Contribution").
As a result of the Transactions, BHGE became the holding company of the combined businesses of Baker Hughes and GE O&G. Also on July 3, 2017, shares of BHGE's Class A Common Stock were issued to former Baker Hughes shareholders in exchange for their existing shares in Baker Hughes on a 1:1 basis. Shares of BHGE's Class A Common Stock are listed for trading on the New York Stock Exchange as a standard listing under the ticker symbol "BHGE". Holders of Baker Hughes common stock immediately prior to the Transactions owned

BAKER HUGHES, A GE COMPANY, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

approximately 37.5% of the indirect economic interest in BHGE LLC through their ownership of 100% of BHGE's Class A Common Stock immediately following the completion of the Transactions. All of the outstanding shares of Class B Common Stock of BHGE issued as a result of the Transactions are held by GE. Former Baker Hughes shareholders immediately after the completion of the Transactions also were entitled to receive a special one-time cash dividend of $17.50 per share (the "Special Dividend") paid by BHGE to holders of record of the Class A Common Stock. Events subsequent to June 30, 2017, including the completion of the Transactions, are not reflected in the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
We incurred net costs of $49 million and $80 million during the three and six months ended June 30, 2017, respectively, related to the Transactions. See "Note 14. Subsequent Events" for additional information related to the Transactions.
NOTE 3. IMPAIRMENT AND RESTRUCTURING CHARGES
IMPAIRMENT CHARGES
We conduct impairment tests on long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on estimated future cash flows. During the first six months of 2017, based on current facts and circumstances, we did not identify any indicators of potential impairment for assets still in use that would require further examination. Impairments related to assets removed from service are included in restructuring charges below.
In the second quarter of 2016, as a result of our long-lived asset impairment testing, certain machinery and equipment and intangible assets were written down to their estimated fair value. These assets remain in use. The majority of the impaired machinery and equipment and intangible assets related to our pressure pumping business in North America, Middle East and Asia Pacific. The estimated fair values for these assets were determined using discounted future cash flows. The significant Level 3 unobservable inputs used in the determination of the fair value of these assets were the estimated future cash flows and the weighted average cost of capital of 10.0% for North America, 14.0% for Middle East and 13.5% for Asia Pacific. Long-lived asset impairment charges are summarized in the table below:

	Three Months Ended		Six Months Ended
Long-lived asset impairment charges	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Machinery and equipment	$—	$240	$—	$346
Intangible assets	—	89	—	101
Total long-lived asset impairment charges	$—	$329	$—	$447
RESTRUCTURING CHARGES
As a result of the downturn in the oil and natural gas industry, beginning in the first quarter of 2015 through the first quarter of 2017, we took broad actions to reduce costs, simplify our organization, refine and rationalize our operating strategy and adjust our capacity to meet expected levels of activity. We refer to this initiative as the "Global Cost Reduction and Restructuring."
During the first quarter of 2017, we also initiated a separate restructuring plan to address specific market challenges in key areas, including offshore North America, North Sea, Africa and Southeast Asia. These actions were primarily related to workforce reductions. We refer to this initiative as the "2017 Oilfield Restructuring."

BAKER HUGHES, A GE COMPANY, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

The table below summarizes the impact of the two restructuring plans described above for the three and six months ended June 30, 2017 and 2016. There were no new impairment or restructuring charges during the three months ended June 30, 2017 associated with either plan.

	Three Months Ended		Six Months Ended
Restructuring charges	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Global Cost Reduction and Restructuring	$—	$797	$21	$839
2017 Oilfield Restructuring	—	—	69	—
Total restructuring charges	$—	$797	$90	$839
Global Cost Reduction and Restructuring
As part of our Global Cost Reduction and Restructuring plan, we took actions that included workforce reductions, contract terminations, facility closures and the permanent removal from service and disposal of excess machinery and equipment. The composition of total restructuring charges we incurred under this plan is shown in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Workforce reductions	$—	$98	$3	$145
Contract terminations	—	91	7	91
Impairment of fixed assets	—	608	11	603
Total restructuring charges	$—	$797	$21	$839
During the second quarter of 2016, the following actions occurred related to the Global Cost Reduction and Restructuring Plan:

•	Initiated workforce reductions that resulted in the elimination of approximately 3,000 positions worldwide and recorded a charge for severance expense of $98 million.

•	Canceled a supply contract and certain equipment leases and recorded a charge of $91 million for contract termination costs.

•
Adjustments were made to align our capacity to expected future operational levels and strategy and as a result, we recognized an impairment related to excess machinery and equipment. In addition, we consolidated and closed certain facilities, primarily in North America. These actions resulted in an impairment charges of $608 million.

During the first quarter of 2017, we recorded a charge of $21 million primarily due to impairment charges resulting from the closing of certain owned facilities as well as the cost to terminate facility and equipment lease contracts. We made payments totaling $55 million during the first six months of 2017 for severance and costs related to contract terminations. We expect that substantially all of the remaining cash payments related to this plan will be paid by the end of 2017. We do not expect further restructuring activities under this plan.
2017 Oilfield Restructuring
During the first quarter of 2017, as part of the 2017 Oilfield Restructuring plan, we took actions to reorganize our operating structure in certain countries based on recent changes in market conditions. Accordingly, we recorded a charge of $69 million, primarily related to workforce reductions. The composition of total restructuring charges is shown in the following table:

BAKER HUGHES, A GE COMPANY, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Workforce reductions	$—	$58
Other	—	11
Total restructuring charges	$—	$69
The workforce reductions initiated in the first quarter of 2017 resulted in the elimination of approximately 850 positions worldwide. We made payments totaling $30 million during the first six months of 2017, and we expect that substantially all of the remaining cash payments related to this plan will be paid by the end of 2017. We do not expect significant restructuring activities under this plan for the remainder of 2017.
OTHER CHARGES
During the second quarter of 2016, in connection with the evaluation of our current inventory levels and expected future demand and to align with our future strategy, we recorded charges of $621 million, including $34 million of disposal costs, of which $205 million is reported in cost of sales and $416 million is reported in cost of services, to write off the carrying value of inventory deemed excess. These actions impacted all product lines. The amount of the inventory write-off recorded by segment is as follows: North America - $209 million; Latin America - $88 million; Europe/Africa/Russia Caspian - $152 million; Middle East/Asia Pacific - $125 million; and Industrial Services - $47 million. We have disposed of substantially all of the excess inventory. The product lines impacted were primarily pressure pumping and drilling and completion fluids.
NOTE 4. EQUITY METHOD INVESTMENT
We use the equity method to account for investments in companies in which we do not have a controlling financial interest, but over which we exercise significant influence over the operating and financial policies. Our consolidated net income (loss) includes our proportionate share of the net income (loss) of the investee.
In December 2016, we closed the transaction contemplated by the contribution agreement among our subsidiaries, CSL Capital Management ("CSL") and West Street Energy Partners ("WSEP"), a fund managed by the Merchant Banking Division of Goldman Sachs, to create a North American onshore pressure pumping company, called BJ Services, LLC ("BJ Services"). Under the terms of the agreement, we contributed our wholly-owned North American onshore pressure pumping business, which consists primarily of cementing and hydraulic fracturing services in the U.S. and Canada. This also includes personnel, technology and infrastructure. We received a 46.7% interest in BJ Services, which we recorded as an equity method investment and include in Other Assets in our condensed consolidated balance sheet. We retained no other services within the onshore North American pressure pumping business that was contributed to BJ Services.
We will continue to provide customary support services during the transition period. BJ Services has access to certain of our pressure pumping technology through a licensing agreement. We have representation on the BJ Services board of directors based on our ownership interest.  While there is no formal agreement for strategic collaboration between us and BJ Services, the mixed board representation allows the BHGE LLC representatives and the BJ Services executives to identify possible opportunities for the two parties to collaborate.  Through this collaboration, we may access BJ Services' product and service portfolio to provide solutions to customers in the North American onshore market if and when opportunities arise.

BAKER HUGHES, A GE COMPANY, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

Financial information for BJ Services is reported on a one-month lag. The impact of the lag on our consolidated net income (loss) is not expected to be material. BJ Services is taxed as a partnership, therefore, the net loss reflected below does not include U.S. income taxes. Summarized unaudited financial information for BJ Services for the three and five months ended May 31, 2017 is as follows:

	Three Months Ended	Five Months Ended
	May 31, 2017	May 31, 2017
Revenue	$265	$365
Gross profit (loss)	(30)	(58)
Net loss	(45)	(84)
Net loss attributable to BHGE LLC	(21)	(39)
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
Summarized financial information is shown in the following tables:

	Three Months Ended		Three Months Ended
	June 30, 2017		June 30, 2016
Segments	Revenue	Operating Profit (Loss) Before Tax	Revenue	Operating Profit (Loss) Before Tax
North America	$778	$14	$668	$(311)
Latin America	208	12	235	(243)
Europe/Africa/Russia Caspian	504	15	581	(257)
Middle East/Asia Pacific	661	63	651	(142)
Industrial Services	253	(8)	273	(43)
Total Operations	2,404	96	2,408	(996)
Corporate (1)	—	(103)	—	(29)
Loss on early extinguishment of debt	—	—	—	(142)
Interest expense, net	—	(30)	—	(48)
Impairment and restructuring charges	—	—	—	(1,126)
Goodwill impairment	—	—	—	(1,841)
Merger and related costs, net	—	(49)	—	(78)
Merger termination fee	—	—	—	3,500
Total	$2,404	$(86)	$2,408	$(760)

(1)	For the three months ended June 30, 2017, corporate expenses include charges for litigation and other related matters of $67 million.

BAKER HUGHES, A GE COMPANY, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

	Six Months Ended		Six Months Ended
	June 30, 2017		June 30, 2016
Segments	Revenue	Operating Profit (Loss) Before Tax	Revenue	Operating Profit (Loss) Before Tax
North America	$1,490	$(9)	$1,487	$(536)
Latin America	409	96	512	(309)
Europe/Africa/Russia Caspian	965	16	1,192	(276)
Middle East/Asia Pacific	1,322	135	1,369	(93)
Industrial Services	480	(14)	518	(47)
Total Operations	4,666	224	5,078	(1,261)
Corporate (1)	—	(140)	—	(61)
Loss on early extinguishment of debt	—	—	—	(142)
Interest expense, net	—	(65)	—	(103)
Impairment and restructuring charges	—	(90)	—	(1,286)
Goodwill impairment	—	—	—	(1,841)
Merger and related costs, net	—	(80)	—	(180)
Merger termination fee	—	—	—	3,500
Total	$4,666	$(151)	$5,078	$(1,374)

(1)	For the six months ended June 30, 2017, corporate expenses include charges for litigation and other related matters of $67 million.
NOTE 6. INCOME TAXES
For the three months ended June 30, 2017, the total income tax provision was $72 million on a loss before income taxes, including equity in loss of affiliate, of $107 million, resulting in a negative effective tax rate of 67.3%. The negative effective tax rate is due primarily to the geographical mix of earnings and losses, which resulted in taxes in certain jurisdictions, including withholding and deemed profit taxes, exceeding the tax benefit from the losses in other jurisdictions due to valuation allowances provided in most loss jurisdictions.
NOTE 7. EARNINGS PER SHARE
A reconciliation of the number of shares used for the basic and diluted loss per share computations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average common shares outstanding for basic and diluted loss per share	429	438	429	440

Anti-dilutive shares excluded from diluted loss per share (1)	1	1	1	1
Future potentially dilutive shares excluded from diluted loss per share (2)	2	6	2	7

(1)
The calculation of diluted loss per share for the three and six months ended June 30, 2017 excludes shares potentially issuable under stock-based incentive compensation plans and the employee stock purchase plan, as their effect, if included, would have been anti-dilutive.

(2)	Options where the exercise price exceeds the average market price are excluded from the calculation of diluted net loss or earnings per share because their effect would be anti-dilutive.

BAKER HUGHES, A GE COMPANY, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8. INVENTORIES
Inventories, net of reserves of $151 million at June 30, 2017 and $188 million at December 31, 2016, are comprised of the following:

	June 30, 2017	December 31, 2016
Finished goods	$1,735	$1,607
Work in process	134	105
Raw materials	107	97
Total inventories	$1,976	$1,809
NOTE 9. GOODWILL AND INTANGIBLE ASSETS
Goodwill is tested annually for impairment as of October 1 of each year or sooner when circumstances indicate an impairment may exist at the reporting unit level. During the second quarter of 2016, as a result of the termination of the Merger Agreement with Halliburton, we concluded it was necessary to conduct a goodwill impairment review.
Our reporting units are the same as our five reportable segments. We determined the fair value of our reporting units using a combination of techniques including discounted cash flows derived from our long-term plans and a market approach that provides value indications through a comparison with guideline public companies. The inputs used to determine the fair values were classified as Level 3 in the fair value hierarchy. Based on the results of our impairment test, we determined that goodwill of two of our reporting units was impaired and recorded an estimate of the goodwill impairment loss of $1.84 billion, which consisted of $1.53 billion for the North America segment and $311 million for the Industrial Services segment. While we had substantially completed all actions necessary in the determination of the implied fair value of goodwill in the second quarter of 2016, some of the estimated fair values and allocations were subject to adjustment once the valuations and other computations were completed. The analysis was completed in the third quarter of 2016 and did not result in a material adjustment.
Intangible assets are comprised of the following:

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Less: Accumulated Amortization	Net	Gross Carrying Amount	Less: Accumulated Amortization	Net
Technology	$526	$286	$240	$527	$267	$260
Customer relationships	68	36	32	74	31	43
Trade names	19	12	7	90	79	11
Other	17	14	3	17	13	4
Total intangible assets	$630	$348	$282	$708	$390	$318
Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from 3 to 30 years. Amortization expense for the three and six months ended June 30, 2017 was $13 million and $27 million, respectively, as compared to $20 million and $42 million reported in 2016 for the same periods.

BAKER HUGHES, A GE COMPANY, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

Amortization expense of these intangibles over the remainder of 2017 and for each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
Remainder of 2017	$26
2018	48
2019	46
2020	38
2021	32
2022	29
NOTE 10. FINANCIAL INSTRUMENTS
Our financial instruments include cash and cash equivalents, accounts receivable, investments, accounts payable, short and long-term debt and derivative financial instruments. Except for long-term debt, the estimated fair value of our financial instruments at June 30, 2017 and December 31, 2016 approximates their carrying value as reflected in our condensed consolidated balance sheets.
The estimated fair value of total debt at June 30, 2017 and December 31, 2016 was $3.39 billion and $3.36 billion, respectively, which differs from the carrying amount of $3.01 billion and $3.02 billion, respectively, in our condensed consolidated balance sheets. The fair value was determined using quoted period-end market prices.
During the first quarter of 2017, we executed an agreement with our primary customer in Ecuador, resulting in an exchange of certain fully reserved outstanding receivables for government-backed bonds.  We recorded the bonds at their estimated fair value of $84 million at the date of exchange, which approximated their fair value as of March 31, 2017.  The estimated fair value for these bonds was determined using discounted cash flows.  The significant Level 3 unobservable input used in the determination of the fair value was the discount rate of 11.6%, which was based on the Ecuador government bond yield.  This investment was classified as available-for-sale. During the second quarter of 2017, we sold the government-backed bonds for $92 million, resulting in a gain of $8 million, which was included in "Marketing, general and administrative expense" in our condensed consolidated statement of income (loss).
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
The components of net periodic cost are as follows for the three months ended June 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016	2017	2016
Service cost	$10	$13	$3	$3	$1	$1
Interest cost	7	7	5	7	1	1
Expected return on plan assets	(10)	(10)	(8)	(9)	—	—
Amortization of prior service credit	—	—	—	—	(2)	(2)
Amortization of net actuarial loss	2	2	2	2	—	—
Net periodic cost	$9	$12	$2	$3	$—	$—

BAKER HUGHES, A GE COMPANY, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

The components of net periodic cost are as follows for the six months ended June 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016	2017	2016
Service cost	$20	$26	$6	$7	$2	$2
Interest cost	14	14	11	14	2	2
Expected return on plan assets	(20)	(20)	(17)	(18)	—	—
Amortization of prior service credit	—	—	—	—	(4)	(4)
Amortization of net actuarial loss	4	5	4	3	—	—
Net periodic cost	$18	$25	$4	$6	$—	$—
For all pension plans, we make annual contributions to the plans in amounts equal to or greater than amounts necessary to meet minimum governmental funding requirements. During the six months ended June 30, 2017, we contributed approximately $18 million to our defined benefit and other postretirement benefit plans. We expect to contribute between $47 million and $50 million to our defined benefit plans and to make payments of between $6 million and $7 million related to other postretirement benefit plans for the remainder of 2017.
We contributed approximately $74 million to our defined contribution plans during the six months ended June 30, 2017, and we estimate we will contribute between $68 million and $74 million to these plans during the remainder of 2017.
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
A range of total possible losses for all litigation matters, other than those discussed below, cannot be reasonably estimated. Based on a consideration of all relevant facts and circumstances, we do not expect the ultimate outcome of currently pending lawsuits or claims against us, other than those discussed below, will have a material adverse effect on our financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters.
Our current and best estimate of a reasonable range of total possible losses collectively for the four litigation matters denoted below is between $80 million and $290 million. With respect to the litigation matters below, if there was an adverse outcome individually or collectively, there could be a material impact on our business, financial condition and results of operations expected for the year. These litigation matters are subject to inherent uncertainties and management's view of these matters may change in the future. Therefore, there can be no assurance as to the ultimate outcome of these matters.
During 2014, we received customer notifications related to a possible equipment failure in a natural gas storage system in Northern Germany, which includes certain of our products. We are currently investigating the cause of the possible failure and, if necessary, possible repair and replacement options for our products. Similar products were utilized in other natural gas storage systems for this and other customers. The customer initiated arbitral proceedings against us on June 19, 2015, under the rules of the German Institute of Arbitration e.V. (DIS). On August 3, 2016, the customer amended its claims and now alleges damages of approximately $224 million plus interest at an annual rate of prime + 5%. Hearings before the arbitration panel were held January 16, 2017 through

BAKER HUGHES, A GE COMPANY, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

January 23, 2017, and March 20, 2017 through March 21, 2017. In addition, on September 21, 2015, TRIUVA Kapitalverwaltungsgesellschaft mbH filed a lawsuit in the United States District Court for the Southern District of Texas, Houston Division against the Company and Baker Hughes Oilfield Operations, Inc. alleging that the plaintiff is the owner of gas storage caverns in Etzel, Germany in which the Company provided certain equipment in connection with the development of the gas storage caverns. The plaintiff further alleges that the Company supplied equipment that was either defectively designed or failed to warn of risks that the equipment posed, and that these alleged defects caused damage to the plaintiff's property. The plaintiff seeks recovery of alleged compensatory and punitive damages of an unspecified amount, in addition to reasonable attorneys' fees, court costs and pre-judgment and post-judgment interest. The allegations in this lawsuit are related to the claims made in the June 19, 2015 German arbitration referenced above. At this time, we are not able to predict the outcome of these claims.
On April 30, 2015, a class and collective action lawsuit alleging that we failed to pay a nationwide class of workers overtime in compliance with the Fair Labor Standards Act and North Dakota law was filed titled Williams et al. v. Baker Hughes Oilfield Operations, Inc. in the U.S. District Court for the District of North Dakota.  On February 8, 2016, the Court conditionally certified certain subclasses of employees for collective action treatment. We are evaluating the background facts and at this time cannot predict the outcome of this lawsuit.
On July 31, 2015, Rapid Completions LLC filed a lawsuit in federal court in the Eastern District of Texas against Baker Hughes Incorporated, Baker Hughes Oilfield Operations, Inc., and others claiming infringement of U.S. Patent Nos. 6,907,936; 7,134,505; 7,543,634; 7,861,774; and 8,657,009.  On August 6, 2015, Rapid Completions amended its complaint to allege infringement of U.S. Patent No. 9,074,451.  On September 17, 2015, Rapid Completions and Packers Plus Energy Services Inc., sued Baker Hughes Canada Company in the Canada Federal Court on related Canadian patent 2,412,072. On April 1, 2016, Rapid Completions removed U.S. Patent No. 6,907,936 from its claims in the lawsuit. On April 5, 2016, Rapid Completions filed a second lawsuit in federal court in the Eastern District of Texas against Baker Hughes Incorporated, Baker Hughes Oilfield Operations, Inc. and others claiming infringement of U.S. Patent No. 9,303,501. These patents relate primarily to certain specific downhole completions equipment. The plaintiff has requested a permanent injunction against further alleged infringement, damages in an unspecified amount, supplemental and enhanced damages, and additional relief such as attorney's fees and costs.  During August and September 2016, the United States Patent and Trademark office agreed to institute an inter-partes review of U.S. Patent Nos 7,861,774; 7,134,505; 7,534,634; 6,907,936; 8,657,009; and 9,074,451. Trial on the validity of asserted claims from Canada patent 2,412,072, was completed March 9, 2017, with no decision from the Court at this time. At this time, we are not able to predict the outcome of these claims.
On May 10, 2017, a putative class action complaint was filed on behalf of purported Baker Hughes stockholders in the U.S. District Court for the Southern District of Texas challenging the Transaction Agreement and Plan of Merger combining Baker Hughes with GE O&G. The complaint is captioned Booth Family Trust v. Baker Hughes Inc., et al., Civil Action No. 4:17-cv-01457 (S.D. Tex. 2017). The complaint asserts, among other things, claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") against Baker Hughes and the members of its board of directors and challenges the adequacy of the disclosures made in the combined proxy statement/prospectus dated as of May 9, 2017. In addition to certain unspecified damages and reimbursement of costs, the plaintiff seeks to enjoin the consummation of the Transactions, or in the event the Transactions are consummated, to rescind the Transactions or to obtain rescissory damages. On June 21, 2017, the parties reached an agreement in principle to settle the Booth Family Trust litigation in exchange for the Company making certain additional disclosures. Those disclosures were contained in an 8-K filed with the SEC on June 22, 2017. On July 5, 2017, Booth Family Trust filed a stipulation to dismiss the lawsuit as moot, which remains pending before the Court. Pursuant to the stipulation, the Court will retain jurisdiction to resolve any attorneys' fees dispute between the parties.
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

BAKER HUGHES, A GE COMPANY, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

those losses that are predictable, measurable and recurring in nature, such as claims for automobile liability, general liability and workers compensation.
OTHER
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees, which totaled approximately $1.1 billion at June 30, 2017. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our financial position, results of operations or cash flows.
NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Pensions and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$(284)	$(749)	$(1,033)
Other comprehensive income (loss) before reclassifications	(11)	59	48
Amounts reclassified from accumulated other comprehensive loss	4	—	4
Deferred taxes	(1)	—	(1)
Balance at June 30, 2017	$(292)	$(690)	$(982)

	Pensions and Other Postretirement Benefits	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(261)	$(744)	$(1,005)
Other comprehensive income before reclassifications	11	40	51
Amounts reclassified from accumulated other comprehensive loss	4	—	4
Deferred taxes	(1)	—	(1)
Balance at June 30, 2016	$(247)	$(704)	$(951)
The amounts reclassified from accumulated other comprehensive loss during the six months ended June 30, 2017 and 2016 represent the amortization of prior service credit and net actuarial loss, which are included in the computation of net periodic cost. See "Note 11. Employee Benefit Plans" for additional details. Net periodic cost is recorded in cost of sales and services, research and engineering, and marketing, general and administrative expenses.
NOTE 14. SUBSEQUENT EVENTS
GE TRANSACTION
As discussed in "Note 2. General Electric Transaction Agreement," on July 3, 2017, we closed the Transactions to combine GE O&G and Baker Hughes. The Transactions were executed using a partnership structure, pursuant to which GE O&G and Baker Hughes each contributed their operating assets to a newly formed partnership, BHGE LLC. As a partnership, BHGE LLC will be treated as a flow-through entity for U.S. federal income tax purposes and, accordingly, will not incur any material current or deferred U.S. federal income taxes. BHGE LLC’s foreign subsidiaries, however, are expected to incur current and deferred foreign income taxes. GE holds an approximate 62.5% controlling interest in this partnership and former Baker Hughes shareholders hold an approximate 37.5% interest through the ownership of 100% of BHGE's Class A Common Stock, which was listed under the ticker symbol "BHGE" on the New York Stock Exchange. GE’s approximate 62.5% interest is held through a voting

BAKER HUGHES, A GE COMPANY, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

interest of Class B Common Stock in BHGE and its economic interest through a corresponding number of common units of BHGE LLC. Former Baker Hughes shareholders immediately after the completion of the Transactions, were entitled to receive a Special Dividend of $17.50 per share paid by BHGE to holders of record of the Class A Common Stock. GE contributed $7.4 billion to BHGE LLC to fund substantially all of the Special Dividend.
BHGE LLC is governed by an amended and restated operating agreement to which the business and operations of BHGE LLC are managed by EHHC Newco, LLC, a Delaware limited liability company and direct wholly owned subsidiary of the BHGE, as the managing member.
Prior to the Transactions, shares of Baker Hughes common stock were registered pursuant to Section 12(b) of the Exchange Act and listed on the New York Stock Exchange and the SIX Swiss Exchange. Shares of Baker Hughes common stock were suspended from trading on the New York Stock Exchange and the SIX Swiss Exchange prior to the open of trading on July 5, 2017. The New York Stock Exchange filed a Form 25 on Baker Hughes' behalf to provide notice to the SEC regarding the withdrawal of shares of Baker Hughes common stock from listing and to terminate the registration of such shares under Section 12(b) of the Exchange Act. The issuance of BHGE's Class A Common Stock in connection with the Transactions was registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the Registration Statement on Form S-4 (File No. 333-216991), as amended, filed with the SEC by BHGE and declared effective on May 30, 2017. As a result of the Transactions, on July 3, 2017, BHGE issued 428 million shares of Class A Common Stock and 717 million shares of Class B Common Stock.
Based on the relative voting rights of former Baker Hughes shareholders and GE immediately following completion of the Transactions, and after taking into consideration all relevant facts, GE O&G is treated as the "acquirer" and Baker Hughes is treated as the "acquired" company using the acquisition method of accounting. As such, the historical financial statements of the accounting acquirer, GE O&G, will become the historical financial statements of BHGE and BHGE LLC for periods ending after the closing of the Transactions.
CREDIT FACILITY
On July 3, 2017, in connection with the combination with GE O&G, we entered into a new five-year $3 billion committed unsecured revolving credit facility (the "2017 Credit Agreement") with commercial banks maturing in July 2022, which replaced our existing credit facility of $2.5 billion, but maintained the existing commercial paper program. The 2017 Credit Agreement contains certain customary representations and warranties, certain affirmative covenants and no negative covenants. Upon the occurrence of certain events of default, our obligations under the 2017 Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the 2017 Credit Agreement, and other customary defaults. To the extent we have outstanding commercial paper, the aggregate ability to borrow under the 2017 Credit Agreement is reduced.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the condensed consolidated financial statements and the related notes included in Item 1 thereto, as well as our Annual Report on Form 10-K for the year ended December 31, 2016 ("2016 Annual Report").
EXECUTIVE SUMMARY
On July 3, 2017, we closed the Transactions to combine GE O&G and Baker Hughes, creating a world-leading, fullstream oilfield technology provider that has a unique mix of equipment and service capabilities. The Transactions were executed using a partnership structure, pursuant to which GE O&G and Baker Hughes each contributed their operating assets to a newly formed partnership, BHGE LLC. Immediately following the completion of the Transactions, GE held an approximately 62.5% controlling interest in this partnership and former Baker Hughes shareholders held an approximately 37.5% interest through the ownership of 100% of BHGE Class A Common Stock. Former Baker Hughes shareholders immediately after the completion of the Transactions also were entitled to receive a Special Dividend of $17.50 per share, for which GE contributed $7.4 billion to BHGE LLC to fund substantially all of the Special Dividend. Events subsequent to June 30, 2017, including the completion of the Transactions, are not reflected in the condensed consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in this Quarterly Report on Form 10-Q.
BHGE LLC, and the successor to Baker Hughes Incorporated, is a leading supplier of oilfield services, products, technology and systems used in the worldwide oil and natural gas industry, referred to as our oilfield operations. We manage our oilfield operations through four geographic segments consisting of North America, Latin America, Europe/Africa/Russia Caspian ("EARC"), and Middle East/Asia Pacific ("MEAP"). Our Industrial Services businesses are reported in a fifth segment. As of June 30, 2017, BHGE LLC had approximately 32,000 employees compared to approximately 33,000 employees as of December 31, 2016.
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
During the second quarter of 2017, oil prices retreated back to November 2016 levels as a result of renewed U.S. and OPEC supply growth concerns. Despite these lower oil prices, U.S. onshore activity grew steadily throughout the quarter as many customers had hedged their oil production for the remainder of the year. Additionally, service pricing began showing signs of recovering, particularly in the U.S. onshore drilling-related product lines. Conversely, outside of the U.S. market, activity remained weak, particularly offshore.
In the second quarter of 2017, we generated revenue of $2.4 billion, which was flat compared to the second quarter of 2016. Both North America and MEAP revenues increased during the second quarter of 2017 as compared to the second quarter of 2016 offsetting reductions in Latin America, EARC and Industrial Services. Despite flat revenues, we reported improved operating results year-over-year and sequentially, which is the direct result of our cost reduction efforts and operational restructuring activities that occurred in 2016.
In the first six months of 2017, revenue totaled $4.67 billion, a decline of $412 million or 8% compared to the same period in the prior year. For the first six months of 2017, North America revenue remained relatively flat compared to the same period in the prior year while all other segments declined. In North America, increased onshore activity, where the average rig count increased more than 75%, was offset by reduced activity offshore and the divestiture of our North America onshore pressure pumping business. Outside North America, revenue decreased primarily due to reduced activity, and to a lesser extent, pricing pressures experienced globally over the past year.

Loss before income tax and equity in loss of affiliate was $86 million and $151 million for the second quarter and first six months of 2017, respectively, compared to $760 million and $1.37 billion for the second quarter and first six months of 2016, respectively.
The loss before income tax and equity loss of affiliate for the second quarter of 2017 included net merger and related costs of $49 million and charges for litigation and other related matters of $67 million, which were included in corporate expenses. For the first six months of 2017, net merger and related costs were $80 million, impairment and restructuring charges were $90 million and charges for litigation and other related matters were $67 million. In the second quarter of 2016, following the termination of the Merger Agreement with Halliburton and the subsequent additional actions to reduce costs, simplify the organization and rationalize our operating structure, we recorded charges totaling $1.13 billion, primarily related to impairment charges of $937 million to adjust the carrying amount of certain assets plus merger and related costs of $78 million. For the first six months of 2016, total restructuring costs were $1.29 billion and merger and related costs were $180 million. These restructuring impairment charges plus merger and related costs have been excluded from the results of our operating segments. Additionally, during the second quarter of 2016, we incurred costs of $621 million, including $34 million of related disposal costs, to write off the carrying value of inventory deemed excess. The second quarter of 2016 was benefited by a reversal of a loss on a firm purchase commitment of $51 million that was recorded as a cost of service in the first quarter of 2016 as the contract was settled in the second quarter of 2016. Both the inventory adjustments and the reversal of the loss on a firm purchase commitment are included in the results of our operating segments.
Also in the second quarter of 2016, we recorded a loss on the impairment of goodwill for the North America and Industrial Services segments totaling $1.84 billion. This charge was excluded from the results of our operating segments.
General Electric Transaction Agreement
On July 3, 2017, we closed the Transactions which combined the Company and GE O&G, creating a new public company, which we believe will be a world-leading, fullstream oilfield technology provider that will have a unique mix of equipment and service capabilities.
At the closing of the Transactions, GE transferred to the Company the GE O&G business and $7.4 billion in cash in exchange for approximately 62.5% of the membership interests in the Company (the "Contribution"). Also, on July 3, 2017, shares of BHGE's Class A Common Stock were issued to Baker Hughes shareholders immediately prior to the closing of the Transactions in exchange for their existing shares in Baker Hughes on a 1:1 basis. Shares of BHGE's Class A Common Stock are listed for trading on the New York Stock Exchange as a standard listing under the ticker symbol "BHGE." Immediately following the closing of the Transactions, holders of Baker Hughes common stock immediately prior to the Transactions owned approximately 37.5% of the indirect economic interest in the Company through their ownership of 100% of BHGE's Class A Common Stock. All of the outstanding shares of Class B Common Stock of BHGE issued as a result of the Transactions are held by GE. Former Baker Hughes shareholders immediately after the completion of the Transactions also were entitled to receive a special one-time cash dividend of $17.50 per share paid by BHGE to holders of record of the Class A Common Stock. As a result of the Transactions, the Company became the holding company of the combined businesses of Baker Hughes and GE O&G.
Outlook
The North America rig count growth over the past 12 months, including the impending U.S. production growth, combined with increased Organization of Petroleum Exporting Countries ("OPEC") crude production from Libya and Nigeria, who are excluded from the oil cuts agreed to in late 2016, have caused oil prices to retreat back to levels not seen since early November 2016. As a result of these supply events and a range of external factors, including geopolitical dynamics, economic growth, fiscal policy and currency fluctuations, that could further impact oil prices and slow down the recovery, the market outlook remains uncertain.
Based on current oil prices and market conditions, customer behavior for the second half of 2017 is expected to vary by region and operating environment. In North America onshore, we expect activity growth to decelerate as we progress through the second half of the year. For the international onshore markets, we expect activity to remain stable, with a few possible areas of modest growth. In the global offshore markets, where customer confidence in commodity prices remains one of the key elements that is required for a sustained industry recovery, we expect activity to remain muted for the rest of the year. We believe, however, that with our leading products and innovative technologies as well as the combination with GE O&G, we are well positioned to capitalize on growth opportunities across all of our product lines and geographic regions.
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
Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Brent oil price ($/Bbl) (1)	$50.13	$46.01	$52.07	$40.26
WTI oil price ($/Bbl) (2)	48.11	45.53	49.89	39.62
Natural gas price ($/mmBtu) (3)	3.05	2.14	3.01	2.05

(1)	Bloomberg Dated Brent ("Brent") Oil Spot Price per Barrel

(2)	Bloomberg West Texas Intermediate ("WTI") Cushing Crude Oil Spot Price per Barrel

(3)	Bloomberg Henry Hub Natural Gas Spot Price per million British Thermal Unit
In North America, customer spending is highly driven by WTI oil prices, which began 2017 at $52.33/Bbl, dropping to a low of $42.31/Bbl in late June 2017. Early in the year, the oil market showed signs that a balance between supply and demand would be achieved by the end of 2017, which supported a recovery in oil prices. On the demand side, global economic activity remained healthy supporting oil consumption growth. On the supply side, voluntary oil cuts agreed in late 2016 by members of OPEC and some non-OPEC producers, achieved a substantial degree of compliance.
However, at the same time, North American drilling activity and production ramped up in response to the higher oil prices, causing inventories in the United States to build throughout the second quarter. U.S. crude oil and petroleum products inventories were above the five-year average during the weeks ending June 2 and June 9. Additionally, in the past few months, Libya and Nigeria have seen their combined output increase by more than 700 kb/d, and the OPEC cuts appear to be achieving a lower rate of compliance towards the end of the quarter. These supply events have caused the rebalancing of the oil market to become less certain and oil price gains to reverse at the end of the quarter.
Outside North America, customer spending is most heavily influenced by Brent oil prices, which experienced a similar trend as WTI throughout the year, closing the quarter at $48.23/Bbl. Brent oil price fluctuations were driven by the same factors as WTI, although the growing U.S. supply has lowered WTI crude oil prices relative to international crude oil prices.
Overall, WTI and Brent oil prices in the first six months of 2017 averaged higher than the prior year period by 26% and 29%, respectively.

In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, fluctuated in the first six months of 2017 between $2.44/mmBtu and $3.42/mmBtu, and averaged $3.01/mmBtu. Compared to the same period last year, natural gas prices increased 47%, driven by higher drawdowns this season stemming from lower natural gas production and higher exports. According to the U.S. Department of Energy ("DOE"), working natural gas in storage in the last week of the second quarter of 2017 was 2,888 Bcf, which is 7% higher than the previous five-year (2012-2016) average, but 9%, or 285 Bcf, below the corresponding week in 2016.

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
The rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
U.S. - land and inland waters	874	398	120%	798	467	71%
U.S. - offshore	21	24	(13%)	21	25	(16%)
Canada	117	48	144%	206	107	93%
North America	1,012	470	115%	1,025	599	71%
Latin America	188	190	(1%)	184	211	(13%)
North Sea	27	29	(7%)	26	30	(13%)
Continental Europe	65	63	3%	70	68	3%
Africa	86	89	(3%)	83	90	(8%)
Middle East	392	388	1%	388	395	(2%)
Asia Pacific	199	184	8%	198	185	7%
Outside North America	957	943	1%	949	979	(3%)
Worldwide	1,969	1,413	39%	1,974	1,578	25%
The rig count in North America increased 115% in the second quarter of 2017 compared to the same period last year, as a consequence of increased spending from our customers in response to the upward oil price movement experienced early in the year. Following the OPEC production cut agreements and the subsequent oil price stability, many North American producers ramped up drilling programs and materially increased spending. Oil directed rigs in the United States have increased to about 115% above their levels last year. Natural gas drilling activity in the United States has also grown by about 103% since the second quarter of 2016 as lower production and higher exports reduced natural gas inventory levels. In Canada, both oil and gas drilling activity has meaningfully increased with the higher commodity prices.
Outside North America, the rig count in the second quarter of 2017 increased 1% compared to the same period a year ago. In Latin America, the rig count declined 1% as a consequence of customer spending reductions in Argentina and Venezuela, which were partially offset by increased drilling activity in Colombia and Ecuador. In Europe, the rig count in the North Sea decreased 7%, primarily due to a reduction in offshore drilling activity in the Netherlands, and in Continental Europe the rig count increased 3% year over year as a result of increased onshore activity in Poland. In Africa, the rig count decreased 3% primarily due to reduced drilling activity across the region, mainly in Angola. The rig count increased 1% in the Middle East with increased drilling activity in Kuwait, Iraq and Qatar, partially offset by reduced drilling activity in Oman and Saudi Arabia. In Asia Pacific, the rig count increased by 8% as a result of increased drilling activity in India, Australia, and Indonesia, which were partially offset by reduced activity in offshore China.
RESULTS OF OPERATIONS
The discussions below relating to significant line items from our unaudited condensed consolidated statements of income (loss) are based on available information and represent our analysis of significant changes or events that impact the comparability of reported amounts. Where appropriate, we have identified specific events and changes that affect comparability or trends and, where reasonably practicable, have quantified the impact of such items. In addition, the discussions below for revenue and cost of revenue are on a total basis as the business drivers for product sales and services are similar. All dollar amounts in tabulations in this section are in millions of dollars, unless otherwise stated.
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

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2017	2016			2017	2016
Revenue:
North America	$778	$668	$110	16%	$1,490	$1,487	$3	—%
Latin America	208	235	(27)	(11%)	409	512	(103)	(20%)
Europe/Africa/Russia Caspian	504	581	(77)	(13%)	965	1,192	(227)	(19%)
Middle East/Asia Pacific	661	651	10	2%	1,322	1,369	(47)	(3%)
Industrial Services	253	273	(20)	(7%)	480	518	(38)	(7%)
Total	$2,404	$2,408	$(4)	—%	$4,666	$5,078	$(412)	(8%)

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2017	2016			2017	2016
Operating Profit (Loss) Before Tax:
North America	$14	$(311)	$325	105%	$(9)	$(536)	$527	98%
Latin America	12	(243)	255	105%	96	(309)	405	131%
Europe/Africa/Russia Caspian	15	(257)	272	106%	16	(276)	292	106%
Middle East/Asia Pacific	63	(142)	205	144%	135	(93)	228	245%
Industrial Services	(8)	(43)	35	81%	(14)	(47)	33	70%
Total Operations	96	(996)	1,092	110%	224	(1,261)	1,485	118%
Corporate (1)	(103)	(29)	(74)	255%	(140)	(61)	(79)	130%
Loss on early extinguishment of debt	—	(142)	142	(100%)	—	(142)	142	(100%)
Interest expense, net	(30)	(48)	18	(38%)	(65)	(103)	38	(37%)
Impairment and restructuring charges	—	(1,126)	1,126	(100%)	(90)	(1,286)	1,196	(93%)
Goodwill impairment	—	(1,841)	1,841	(100%)	—	(1,841)	1,841	(100%)
Merger and related costs, net	(49)	(78)	29	(37%)	(80)	(180)	100	(56%)
Merger termination fee	—	3,500	(3,500)	(100%)	—	3,500	(3,500)	(100%)
Loss Before Income Taxes and Equity in Loss of Affiliate	$(86)	$(760)	$674	89%	$(151)	$(1,374)	$1,223	89%

(1)	For the three and six months ended June 30, 2017, corporate expenses include charges for litigation and other related matters of $67 million.
Second Quarter of 2017 Compared to the Second Quarter of 2016
North America
North America revenue increased $110 million, or 16%, in the second quarter of 2017 compared to the second quarter of 2016. The increase in revenue is primarily the result of increased activity, as evidenced by the increase of 115% in the North America rig count primarily benefiting onshore U.S. This activity improvement more than offset the reduction in activity in the Gulf of Mexico plus the impact from the divestiture of our North America onshore pressure pumping business. Revenue from this business was $27 million in the second quarter of 2016.
The improvement in onshore U.S. revenue benefited all product lines and in particular drilling services, completions, artificial lift and drill bits. Although the onshore U.S. rig count increased 120% during the second quarter of 2017 compared to the same period a year ago, the excess capacity that still exists in parts of the marketplace has prevented a broader pricing recovery. We are starting to see some pricing improvement in onshore U.S. and in particular in the same product lines that are experiencing the largest increases in revenue. Additionally, our upstream chemicals product line, which represents a significant portion of the sales mix of our products and services in North America, is not highly correlated to changes in rig count.
Revenue in the Gulf of Mexico declined due to the decrease in the rig count of 13% during the second quarter of 2017, compared to the same period a year ago, primarily driven by our completions, drilling and completion fluids, and our drilling services product lines. In addition, and to a lesser extent, we continue to experience price erosion particularly in our drilling services and completion product lines.
North America operating profit before tax was $14 million in the second quarter of 2017 compared to an operating loss before tax of $311 million in the second quarter of 2016. In addition to the revenue increase, results from operations were benefited by the deconsolidation of the North America onshore pressure pumping business which had a net loss of $90 million in the prior year quarter. Additionally, actions taken to restructure our North American operations and the reduction of depreciation and amortization expense from asset impairments drove improvements in our operating results. In addition, our operating results for the second quarter of 2016 included

$209 million of costs related to writing down certain excess inventory, and a $51 million benefit from a reversal of a loss on a firm purchase commitment recognized in the first quarter of 2016 as the contract was settled in the second quarter of 2016.
Latin America
Latin America revenue decreased $27 million, or 11%, in the second quarter of 2017 compared to the second quarter of 2016 with Brazil and Venezuela experiencing the largest declines in revenue. The revenue decline in Brazil was primarily due to reduced activity offshore in our pressure pumping and completions product lines. The reduction in Venezuela was primarily due to reduced artificial lift sales into the country.
Latin America operating profit before tax was $12 million in the second quarter of 2017 compared to an operating loss before tax of $243 million in the second quarter of 2016. The increase in profitability is primarily due to a reduction in bad debt expense of $134 million in the second quarter of 2017 compared to the same period in 2016, primarily driven by Ecuador. Also, reduced operating costs resulting from our efforts to structurally realign the segment to reflect current and expected near-term activity levels contributed to the improvement. These events more than offset the impact to profitability from the reduction in revenue. In the second quarter of 2016, we incurred costs of $88 million to write down certain excess inventory.
Europe/Africa/Russia Caspian
EARC revenue decreased $77 million, or 13%, in the second quarter of 2017 compared to the second quarter of 2016. The decrease in revenue can be attributed to activity reductions, and to a lesser extent price deterioration, across most of the region, particularly in our North Sea and West Africa drilling services and completions product lines. These reductions were partially offset by moderate growth in Russia, particularly in our drilling and evaluation product lines and our artificial lift business.
EARC operating profit before tax was $15 million in the second quarter of 2017 compared to an operating loss before tax of $257 million in the second quarter of 2016. The impact from the decline in revenue was more than offset by the benefit of implemented cost reduction measures, lower depreciation and amortization expense from previous asset impairments and valuation allowances on indirect taxes recorded in Africa during the second quarter of 2016 that did not recur. During the second quarter of 2016, we incurred costs of $152 million to write down certain excess inventory.
Middle East/Asia Pacific
MEAP revenue increased $10 million or 2% in the second quarter of 2017 compared to the second quarter of 2016. The increase in revenue was largely in line with the year over year rig count increase of 3%. This increase in activity was primarily driven by Saudi Arabia, Kuwait and China offset by reductions in both Iraq and Australia. Revenue in Saudi Arabia increased mainly due to our completions product line. The increase in revenue in Kuwait was primarily driven by our pressure pumping and wireline product lines whereas the increase in China was due to drilling services. We experienced declines in Iraq as our integrated projects came to an end in 2016 and declines in Australia were primarily in our drilling services, completions and pressure pumping product lines. In addition, there continues to be pricing pressure throughout the region impacting all areas and product lines.
MEAP operating profit before tax was $63 million in the second quarter of 2017 compared to a loss of $142 million in the second quarter of 2016. The increase in profitability is driven primarily by the operating cost reductions and lower depreciation and amortization expense from asset impairments recorded in 2016. Margins were also favorably impacted by bad debt recoveries of $10 million during the second quarter of 2017, compared to bad debt expense of $6 million in the second quarter of 2016. These improvements along with the increase in revenue more than offset the impact of further price deterioration. During the second quarter of 2016, we incurred costs of $125 million to write down certain excess inventory.

Industrial Services
For Industrial Services, revenue decreased $20 million or 7% in the second quarter of 2017 compared to the second quarter of 2016. This was primarily due to project completions and activity reductions resulting from reduced spending and delayed projects by our customers, including several major pipeline construction and maintenance projects partially offset by improvement in our downstream chemicals business.
Industrial Services operating loss before tax was $8 million in the second quarter of 2017 compared to a loss of $43 million in the second quarter of 2016. Profitability was negatively impacted by reduced activity and to a lesser extent, price deterioration. These items were partially offset by lower depreciation and amortization expense from asset impairments recorded in 2016 and bad debt expense of $7 million recorded in the second quarter of 2016 that did not repeat in 2017. During the second quarter of 2016, we incurred costs of $47 million to write down certain excess inventory.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Revenue for the six months ended June 30, 2017 decreased $412 million, or 8%, compared to the six months ended June 30, 2016. Revenue decreased in all segments except North America, with the steepest drop seen in both Latin America and EARC, where the average rig count declined 13% and 5%, respectively, for the first half of 2017 compared to the same period a year ago.
Operating profit before tax for the six months ended June 30, 2017 was $224 million, compared to a loss of $1.26 billion for the same period a year ago. All segments improved during the first six months of 2017 compared to the first six months of 2016 due to the actions taken to reduce our workforce, close and consolidate facilities and improve commercial terms with vendors. During the first six months of 2016, we recorded $621 million in charges to write off and dispose of inventory considered excess. In addition to the above, North America margins were favorably impacted by the deconsolidation of our onshore pressure pumping business, which had a net loss of $179 million for the six months ended June 30, 2016. Margins were also favorably impacted by bad debt recoveries of $111 million during the first six months of 2017, primarily driven by the receipt of government-backed bonds in Ecuador in exchange for fully reserved outstanding receivables, compared to $215 million of bad debt expense in the first six months of 2016.
Costs and Expenses
The table below details certain unaudited condensed consolidated statement of income (loss) data and as a percentage of revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	$	%	$	%	$	%	$	%
Revenue	$2,404	100%	$2,408	100%	$4,666	100%	$5,078	100%
Cost of revenue	2,084	87%	3,112	129%	3,972	85%	5,770	114%
Research and engineering	102	4%	99	4%	201	4%	201	4%
Marketing, general and administrative	225	9%	222	9%	409	9%	429	8%
Impairment and restructuring charges	—	—%	1,126	47%	90	2%	1,286	25%
Goodwill Impairment	—	—%	1,841	76%	—	—%	1,841	36%
Merger and related costs, net	49	2%	78	3%	80	2%	180	4%
Cost of Revenue
Cost of revenue as a percentage of revenue was 87% and 85% for the three and six months ended June 30, 2017, respectively, and 129% and 114% for the three and six months ended June 30, 2016, respectively. The decrease in cost of revenue as a percentage of revenue in the three and six months ended June 30, 2017 is due mainly to the benefit of implemented cost reduction measures and lower depreciation and amortization from asset impairments that occurred in 2016. In addition, we incurred $621 million of costs in the second quarter of 2016 to write off and dispose of certain excess inventory that did not recur in 2017. Cost of revenue for the three and six months ended June 30, 2017 was also favorably impacted by bad debt recoveries of $17 million and $111 million, respectively, compared to bad debt expense totaling $167 million and $215 million, respectively, in the same periods in 2016. These factors also contributed to the decline in 2017 in the cost of revenue as a percentage of revenue compared to 2016. The second quarter of 2016 was benefited by a reversal of a loss on a firm purchase commitment of $51 million that was recorded in cost of service in the first quarter of 2016 as the contract was settled in the second quarter of 2016.
Impairment and Restructuring Charges
There were no new impairment and restructuring charges during the three months ended June 30, 2017. During the six months ended June 30, 2017, we recorded restructuring charges of $90 million consisting of $61 million for workforce reduction costs, and $29 million for contract termination costs and asset impairments related to facility closures and removal of excess machinery and equipment. Total cash paid during the first six months of 2017 related to workforce reductions and contract terminations was $85 million.
During the three and six months ended June 30, 2016, we recorded restructuring charges of $1.13 billion and $1.29 billion, respectively. The year-to-date restructuring charge through June 30, 2016 consisted of $145 million for workforce reduction costs, $91 million for contract termination costs and $1.05 billion for asset impairments related to excess machinery and equipment, facilities and intangible assets. Total cash paid during the six months ended June 30, 2016 related to workforce reductions and contract terminations was $230 million.
For further discussion of these charges, see "Note 3. Impairment and Restructuring Charges" of the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part 1 herein.
Goodwill Impairment
Based on the results of our impairment test in the second quarter of 2016, we determined that goodwill of two of our reporting units was impaired and recorded an estimate of the goodwill impairment loss of $1.84 billion, which consisted of $1.53 billion for the North America segment and $311 million for the Industrial Services segment. We determined the fair value of our reporting units using a combination of techniques including the present value of future cash flows derived from our long-term plans and historical experience, and multiples of competitors. While we had substantially completed all actions necessary in the determination of the implied fair value of goodwill, certain of the estimated fair values and allocations were subject to adjustment once the valuations and other computations were completed, which occurred in the third quarter of 2016.
Merger and Related Costs and Merger Termination Fee
We incurred net merger and related costs of $49 million and $80 million associated with the General Electric Transactions for the three and six months ended June 30, 2017, respectively. We incurred costs related to the terminated merger with Halliburton of $78 million and $180 million for the three and six months ended June 30, 2016, respectively, including costs under our retention programs. Costs related to the terminated merger with Halliburton also include obligations for minimum incentive compensation costs which, based on meeting eligibility criteria, were treated as merger and related expenses. On April 30, 2016, the Merger Agreement with Halliburton was terminated and as a result, Halliburton paid us $3.5 billion on May 4, 2016, which represents the termination fee required to be paid pursuant to the Merger Agreement with Halliburton.
Income Taxes
For the three months ended June 30, 2017, total income tax provision was $72 million on a loss before income taxes, including equity in loss of affiliate, of $107 million, resulting in a negative effective tax rate of 67.3%. The negative effective tax rate is due primarily to the geographical mix of earnings and losses, which resulted in taxes in certain jurisdictions, including withholding and deemed profit taxes, exceeding the tax benefit from the losses in other jurisdictions due to valuation allowances provided in most loss jurisdictions.
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility in order to fund the requirements of our business. At June 30, 2017, we had cash and cash equivalents of $4.13 billion compared to $4.57 billion of cash and cash equivalents held at December 31, 2016.
At June 30, 2017, approximately $2.9 billion of our cash and cash equivalents was held by foreign subsidiaries which was flat when compared to the balance at December 31, 2016. A substantial portion of the cash held by foreign subsidiaries at June 30, 2017 was reinvested in our international operations as our intent is to use this cash to, among other things, fund the operations of our foreign subsidiaries. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds based on applicable U.S. tax rates net of foreign tax credits. At June 30, 2017, we had a committed revolving credit facility ("credit facility") with commercial banks and a related commercial paper program under which the maximum combined borrowing at any time under both the credit facility and the commercial paper program is $2.5 billion. During the six months ended June 30, 2017, we used cash to fund a variety of activities including working capital needs, restructuring costs, capital expenditures, and the payment of dividends. We believe that cash on hand, cash flows generated from operations and the available credit facility, including the issuance of commercial paper, will provide sufficient liquidity to manage our global cash needs.
Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the six months ended June 30:

(In millions)	2017	2016
Operating activities	$(227)	$3,478
Investing activities	(51)	(89)
Financing activities	(160)	(1,805)
Operating Activities
Cash flows from operating activities used cash of $227 million in the six months ended June 30, 2017, due primarily to other operating items that used cash of $210 million due primarily to employee compensation payments related to annual bonuses and severance. In addition to these cash outflows, the changes in the components of our working capital (receivables, inventories and accounts payable) as a result of the increase in activity also used cash of $85 million. Cash flows from operating activities in the six months ended June 30, 2016 provided cash of $3.48 billion driven by the receipt of the $3.5 billion merger termination fee under the Merger Agreement with Halliburton.
Investing Activities
Our principal recurring investing activity is the funding of capital expenditures to ensure that we have the appropriate levels and types of machinery and equipment in place to generate revenue from operations. Expenditures for capital assets totaled $216 million in the six months ended June 30, 2017 compared to $156 million in the six months ended June 30, 2016.
Proceeds from the disposal of assets were $134 million and $139 million in the six months ended June 30, 2017 and 2016, respectively, which related primarily to equipment that was lost-in-hole, and to a lesser extent, property, machinery and equipment no longer used in operations that was sold throughout the period.
We had proceeds from sale of investment securities of $103 million and $204 million in the six months ended June 30, 2017 and 2016, respectively. We purchased investment securities totaling $72 million and $276 million in the six months ended June 30, 2017 and 2016, respectively.

Financing Activities
We had net repayments of short-term debt and other borrowings of $10 million and $36 million in the six months ended June 30, 2017 and 2016, respectively. Total debt outstanding was $3.01 billion and $3.02 billion at June 30, 2017 and December 31, 2016, respectively. The total debt-to-capital (defined as total debt plus equity) ratio was 0.20 and 0.19 at June 30, 2017 and December 31, 2016, respectively. We paid dividends of $146 million in the six months ended June 30, 2017.
We had no stock repurchases in the six months ended June 30, 2017 under our previously announced purchase program. We had authorization remaining to repurchase approximately $1.24 billion in common stock at June 30, 2017. Under the Transaction Agreement with GE entered into on October 30, 2016, we had generally agreed not to repurchase any shares of common stock or increase the quarterly dividend while the transaction was pending. In May 2016 through June 30, 2016, we repurchased 10.9 million shares of our common stock at an average price of $45.81 per share, for a total of $500 million.
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
Available Credit Facility
At June 30, 2017, we had a committed revolving credit facility with commercial banks and a related commercial paper program under which the maximum combined borrowing at any time under both the credit facility and the commercial paper program is $2.5 billion. The credit facility had a maturity date in July 2021 and contained certain covenants, which, among other things, required the maintenance of a total debt-to-total capitalization ratio, restricted certain merger transactions or the sale of all or substantially all of our assets or a significant subsidiary and limited the amount of subsidiary indebtedness. Upon the occurrence of certain events of default, our obligations under the credit facility may be accelerated. Such events of default include payment defaults to lenders under the credit facility, covenant defaults and other customary defaults.
There were no direct borrowings under the credit facility during the six months ended June 30, 2017, and we were in compliance with all of the credit facility's covenants. Under the commercial paper program, we may issue from time to time up to $2.5 billion in commercial paper with maturity of no more than 270 days. The amount available to borrow under the credit facility is reduced by the amount of any commercial paper outstanding. At June 30, 2017, we had no outstanding borrowings under the commercial paper program.
On July 3, 2017, in connection with the combination with GE O&G, we entered into a new five-year $3 billion committed unsecured revolving credit facility (the "2017 Credit Agreement") with commercial banks maturing in July 2022, which replaced our existing credit facility of $2.5 billion, but maintained the existing commercial paper program. The 2017 Credit Agreement contains certain customary representations and warranties, certain affirmative covenants and no negative covenants. Upon the occurrence of certain events of default, our obligations under the 2017 Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the 2017 Credit Agreement, and other customary default. To the extent we have outstanding commercial paper, the aggregate ability to borrow under the 2017 Credit Agreement is reduced.
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
Our capital expenditures can be adjusted and managed by us to match market demand and activity levels. In light of the current market conditions, capital expenditures in 2017 will be made as appropriate at a rate that we estimate would equal $450 million to $500 million on an annualized basis. The expenditures are expected to be used primarily for normal, recurring items necessary to support our business. We also anticipate making income tax payments in the range of $200 million to $250 million in 2017.
During the six months ended June 30, 2017, we contributed approximately $92 million to our defined benefit, defined contribution and other postretirement plans. We expect to make additional contributions in the range of $120 million to $130 million for the remainder of 2017.
During the six months ended June 30, 2017 and prior to the closing of the Transactions, we paid dividends of $146 million. On July 3, 2017, subsequent to the period covered by this report and in connection with the closing of the Transactions, a special one-time cash dividend of $17.50 per share was declared, and paid by Baker Hughes, a GE company to the former holders of record of Baker Hughes' common stock, immediately after the completion of the Transactions totaling approximately $7.5 billion, substantially all of which was contributed by GE.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains "forward-looking" statements as that term is defined in Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements, other than historical facts, including statements regarding the presentation of the Company's operations in future reports and any assumptions underlying any of the foregoing, are forward-looking statements. Forward-looking statements concern future circumstances and results and other statements that are not historical facts and are sometimes identified by the words "may," "will," "should," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue," "target" or other similar words or expressions. Forward-looking statements are based upon current plans, estimates and expectations that are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. The inclusion of such statements should not be regarded as a representation that such plans, estimates or expectations will be achieved. Important factors that could cause actual results to differ materially from such plans, estimates or expectations include, among others, the risk factors in the "Risk Factors" section of the combined proxy statement/prospectus filed with the SEC on Schedule 14A on May 30, 2017; and other risk factors as detailed from time to time in the Company's reports filed with the SEC, including the Company's annual reports on Form 10-K, periodic quarterly reports on Form 10-Q, periodic current reports on Form 8-K and other documents filed with the SEC. These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval ("EDGAR") system at http://www.sec.gov. The foregoing list of important factors is not exclusive.
Any forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company does not undertake any obligation to update any forward-looking statements, whether as a result of new information or developments, future events or otherwise, except as required by law. Readers are cautioned not to place undue reliance on any of these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the six months ended June 30, 2017, does not differ materially from that discussed under Part II, Item 7(a), "Quantitative and Qualitative Disclosures About Market Risk," in our 2016 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Exchange Act) were effective at a reasonable assurance level.
There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Registered Public Accounting Firm's Interim Review
Deloitte & Touche LLP ("Deloitte") advised the Audit Committee of the Company's board of directors (the "Audit Committee") that it performs certain non-audit services for, and has certain other relationships with GE, including GE O&G. Deloitte also advised the Audit Committee that certain present and former Deloitte personnel or certain of their family members have employment relationships with GE, and that certain Deloitte personnel and their family members and Deloitte member firms have financial interests in GE. Services and other relationships that relate to GE O&G include management functions, financial information systems design and implementation, and business relationships. Services and relationships that do not relate to GE O&G include management functions, expert services unrelated to the audit or review of the Company's financial statements, legal services, services performed under contingent fee arrangements, and business relationships. These financial interests, employment relationships, non-audit services, and business relationships are prohibited under the SEC's auditor independence rules.
Deloitte informed the Audit Committee that because the aforementioned matters did not impact the Company for any period through June 30, 2017 and prior to the closing of the Transactions, and because of appropriate measures with respect to the audit engagement team, Deloitte maintained objectivity and impartiality on all issues encompassed within its interim review of the Company's condensed consolidated financial statements for the three and six month periods ended June 30, 2017.
After considering the facts and circumstances, the Audit Committee concurred in Deloitte's conclusion that, for the reasons described, the aforementioned matters did not impair Deloitte's objectivity and impartiality with respect to the planning and execution of the interim review of the Company's condensed consolidated financial statements for the three and six months ended June 30, 2017.
Change of Independent Registered Public Accounting Firm
Deloitte was the independent auditor that audited Baker Hughes' financial statements for the fiscal years ended December 31, 2016 and 2015. In connection with the consummation of the Transactions, on July 3, 2017, the Audit Committee approved the engagement of KPMG LLP ("KPMG") as the Company's independent registered public accountants to audit the financial statements of the Company and its consolidated subsidiaries for the period beginning July 3, 2017 and ending on December 31, 2017, such engagement to be effective immediately following the filing of this Quarterly Report on Form 10-Q. Accordingly, the Audit Committee has dismissed Deloitte as the independent registered public accountants of the Company effective immediately following the filing of this Quarterly Report on Form 10-Q.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See discussion of legal proceedings in Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report, Item 3 of Part I of our 2016 Annual Report and Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of our 2016 Annual Report.

ITEM 1A. RISK FACTORS
As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in our "Risk Factors" contained in the combined proxy statement/prospectus filed with the SEC on Schedule 14A on May 30, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information about our purchases of equity securities during the three months ended June 30, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (3)
April 1-30, 2017	1,724	$58.90	—	$1,237,161,230
May 1-31, 2017	87	$58.76	—	$1,237,161,230
June 1-30, 2017	—	$—	—	$1,237,161,230
Total	1,811	$58.89	—

(1)	Represents shares purchased from employees to satisfy the tax withholding obligations in connection with the vesting of restricted stock awards and restricted stock units.

(2)
There were no repurchases during the second quarter of 2017 under our previously announced purchase program. Under the transaction agreement with GE, as described in "Note 2. General Electric Transaction Agreement" of the Notes to the Unaudited Condensed Consolidated Financial Statements, we had agreed not to repurchase any shares of our common stock other than in connection with shares repurchased from employees to satisfy the tax withholding obligations in connection with the vesting of equity awards while the transaction was pending.

(3)	Following the Transactions, BHGE and the Company do not have an equity repurchase program.
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

2.1
Transaction Agreement and Plan of Merger, dated as of October 30, 2016, among General Electric Company, Baker Hughes Incorporated, Bear Newco, Inc. and Bear MergerSub, Inc. (filed as Exhibit 2.1 to Current Report of Baker Hughes, a GE company, LLC on Form 8-K filed November 1, 2016).

2.2
Amendment dated as of March 27, 2017, to the Transaction Agreement and Plan of Merger, dated as of October 30, 2016, entered into among General Electric Company, Baker Hughes Incorporated, Bear Newco, Inc., Bear MergerSub, Inc., BHI Newco, Inc. and Bear MergerSub 2, Inc. (filed as Exhibit 2.1 to the Current Report of Baker Hughes Incorporated on Form 8-K filed on March 31, 2017).

3.1	Certificate of Conversion of Baker Hughes, a GE company, LLC (filed as Exhibit 3.1 to the Current Report of Baker Hughes, a GE company, LLC on Form 8-K filed on July 3, 2017).
3.2	Certificate of Formation of Baker Hughes, a GE company, LLC (filed as Exhibit 3.2 to the Current Report of Baker Hughes, a GE company LLC on Form 8-K filed on July 3, 2017).
3.3
Amended and Restated Operating Agreement of Baker Hughes, a GE company, LLC, dated as of July 3, 2017 (filed as Exhibit 3.3 to the Current Report of Baker Hughes, a GE company, LLC on Form 8-K filed on July 3, 2017).

4.1
Second Supplemental Indenture to the Indenture dated as of October 28, 2008, among Baker Hughes, a GE company, LLC, Baker Hughes Co-Obligor, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Current Report of Baker Hughes, a GE company, LLC on Form 8-K filed on July 3, 2017).

4.2
First Supplemental Indenture to the Indenture dated as of May 15, 1991, among Baker Hughes, a GE company, LLC, Baker Hughes Co-Obligor, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Current Report of Baker Hughes, a GE company, LLC on Form 8-K filed on July 3, 2017).

4.3
Sixth Supplemental Indenture to the Indenture dated as of June 8, 2006, among Baker Hughes, a GE company, LLC, Baker Hughes Co-Obligor, Inc., Baker Hughes Oilfield Operations, LLC, Baker Hughes International Branches, LLC and Wells Fargo Bank, National Association, as trustee (filed as Exhibit 4.3 to the Current Report of Baker Hughes, a GE company, LLC on Form 8-K filed on July 3, 2017).

4.4
First Supplemental Indenture to the Indenture dated as of May 15, 1994, among Baker Hughes, a GE company, LLC, Baker Hughes Co-Obligor, Inc., Baker Hughes Oilfield Operations, LLC, Baker Hughes International Branches, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.4 to the Current Report of Baker Hughes, a GE company, LLC on Form 8-K filed on July 3, 2017).

10.1
Exchange Agreement, dated as of July 3, 2017, among General Electric Company, GE Oil & Gas US Holdings I, Inc., GE Oil & Gas US Holdings IV, Inc., GE Holdings (US), Inc., Baker Hughes, a GE company and Baker Hughes, a GE company, LLC (filed as Exhibit 10.1 to the Current Report of Baker Hughes, a GE company, LLC on Form 8-K filed on July 3, 2017).

10.2
Tax Matters Agreement, dated as of July 3, 2017, among General Electric Company, Baker Hughes, a GE company, EHHC Newco, LLC and Baker Hughes, a GE company, LLC (filed as Exhibit 10.2 to the Current Report of Baker Hughes, a GE company, LLC on Form 8-K filed on July 3, 2017).

10.3
IP Cross License Agreement, dated as of July 3, 2017, between General Electric Company and Baker Hughes, a GE company, LLC (filed as Exhibit 10.5 to the Current Report of Baker Hughes, a GE company, LLC on Form 8-K filed on July 3, 2017).

10.4
Trademark License Agreement, dated as of July 3, 2017, between General Electric Company and Baker Hughes, a GE company, LLC (filed as Exhibit 10.6 to the Current Report of Baker Hughes, a GE company, LLC on Form 8-K filed on July 3, 2017).

10.5
GE Digital Master Products and Services Agreement, dated as of July 3, 2017, between GE Digital LLC and Baker Hughes, a GE company, LLC (filed as Exhibit 10.7 to the Current Report of Baker Hughes, a GE company, LLC on Form 8-K filed on July 3, 2017).

10.6
Intercompany Services Agreement, dated as of July 3, 2017, between General Electric Company and Baker Hughes, a GE company, LLC (filed as Exhibit 10.8 to the Current Report of Baker Hughes, a GE company, LLC on Form 8-K filed on July 3, 2017).

10.7
Supply Agreement, dated as of July 3, 2017, between General Electric Company, as Seller, and Baker Hughes, a GE company, LLC, as Buyer (filed as Exhibit 10.9 to the Current Report of Baker Hughes, a GE company, LLC on Form 8-K filed on July 3, 2017).

10.8
Supply Agreement, dated as of July 3, 2017, between Baker Hughes, a GE company, LLC, as Seller, and General Electric Company, as Buyer (filed as Exhibit 10.10 to the Current Report of Baker Hughes, a GE company, LLC on Form 8-K filed on July 3, 2017).

10.9
Credit Agreement, dated as of July 3, 2017, among Baker Hughes, a GE company, LLC, JPMorgan Chase Bank, as Administrative Agent, and the Lenders party thereto (filed as Exhibit 10.11 to the Current Report of Baker Hughes, a GE company, LLC on Form 8-K filed on July 3, 2017).

10.10
Non-Competition Agreement, dated as of July 3, 2017, between General Electric Company and Baker Hughes, a GE company (filed as Exhibit 10.3 to the Current Report of Baker Hughes, a GE company, LLC on Form 8-K filed on July 3, 2017).

10.11
Channel Agreement, dated as of July 3, 2017, between General Electric Company and Baker Hughes, a GE company (filed as Exhibit 10.4 to the Current Report of Baker Hughes, a GE company, LLC on Form 8-K filed on July 3, 2017).

31.1**	Certification of Lorenzo Simonelli, President and Chief Executive Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2**	Certification of Brian Worrell, Chief Financial Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32**
Statement of Lorenzo Simonelli, President and Chief Executive Officer, and Brian Worrell, Chief Financial Officer, furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

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

BAKER HUGHES, A GE COMPANY, LLC (Registrant)

Date:	July 28, 2017	By:	/s/ BRIAN WORRELL
Brian Worrell
Chief Financial Officer

Date:	July 28, 2017	By:	/s/ KURT CAMILLERI
Kurt Camilleri
Vice President, Controller and Chief Accounting Officer