Form 10-Q
period 2018-06-30
BAKER HUGHES a GE Co LLC
filed 2018-07-30
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
YES ☐ NO ☑
As of July 19, 2018, all of the common units of the registrant are held by affiliates of the registrant. None of the common units are publicly traded.

Baker Hughes, a GE company, LLC

BHGE LLC 2018 Second Quarter FORM 10-Q | i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Baker Hughes, a GE company, LLC
Condensed Consolidated and Combined Statements of Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit amounts)	2018	2017	2018	2017
Revenue:
Sales of goods	$3,119	$2,270	$6,279	$4,509
Sales of services	2,429	745	4,668	1,570
Total revenue	5,548	3,015	10,947	6,079

Costs and expenses:
Cost of goods sold	2,752	1,944	5,552	3,790
Cost of services sold	1,860	532	3,618	1,064
Selling, general and administrative expenses	662	461	1,336	953
Restructuring, impairment and other	146	59	308	101
Merger and related costs	50	85	96	151
Total costs and expenses	5,470	3,081	10,910	6,059
Operating income (loss)	78	(66)	37	20
Other non operating income, net	43	50	45	58
Interest expense, net	(63)	(14)	(109)	(34)
Income (loss) before income taxes and equity in loss of affiliate	58	(30)	(27)	44
Equity in loss of affiliate	(34)	—	(54)	—
Benefit (provision) for income taxes	(62)	10	(100)	2
Net income (loss)	(38)	(20)	(181)	46
Less: Net income attributable to noncontrolling interests	13	6	13	4
Net income (loss) attributable to Baker Hughes, a GE company, LLC	$(51)	$(26)	$(194)	$42

Cash distribution per common unit	$0.18		$0.36
See accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

BHGE LLC 2018 Second Quarter FORM 10-Q | 1

Baker Hughes, a GE company, LLC
Condensed Consolidated and Combined Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Net income (loss)	$(38)	$(20)	$(181)	$46
Less: Net income attributable to noncontrolling interests	13	6	13	4
Net income (loss) attributable to Baker Hughes, a GE company, LLC	(51)	(26)	(194)	42
Other comprehensive income (loss):
Investment securities	(2)	(25)	(2)	1
Foreign currency translation adjustments	(536)	(119)	(224)	(73)
Cash flow hedges	(6)	5	1	9
Benefit plans	5	(2)	2	(3)
Other comprehensive loss	(539)	(141)	(223)	(66)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(1)	1	(1)	3
Other comprehensive loss attributable to Baker Hughes, a GE company, LLC	(538)	(142)	(222)	(69)
Comprehensive loss	(577)	(161)	(404)	(20)
Less: Comprehensive income attributable to noncontrolling interests	12	7	12	7
Comprehensive loss attributable to Baker Hughes, a GE company, LLC	$(589)	$(168)	$(416)	$(27)
See accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

BHGE LLC 2018 Second Quarter FORM 10-Q | 2

Baker Hughes, a GE company, LLC
Condensed Consolidated and Combined Statements of Financial Position
(Unaudited)

(In millions)	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash, cash equivalents and restricted cash (1)	$4,859	$7,026
Current receivables, net	6,167	6,128
Inventories, net	4,675	4,507
All other current assets	850	872
Total current assets	16,551	18,533
Property, plant and equipment (net of accumulated depreciation of $3,348 and $2,817)	6,335	6,959
Goodwill	20,463	19,654
Other intangible assets, net	5,973	6,358
Contract and other deferred assets	1,911	2,044
All other assets	1,513	2,073
Deferred income taxes	1,187	715
Total assets (1)	$53,933	$56,336
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,581	$3,377
Short-term debt and current portion of long-term debt (1)	1,067	2,037
Progress collections and deferred income	1,630	1,775
All other current liabilities	2,356	2,046
Total current liabilities	8,634	9,235
Long-term debt	6,319	6,312
Deferred income taxes	113	332
Liabilities for pensions and other postretirement benefits	1,100	1,172
All other liabilities	1,073	889
Members' equity:
Members' capital (common units 1,100 and 1,129, issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	39,356	40,678
Retained loss	(668)	(541)
Accumulated other comprehensive loss	(2,103)	(1,881)
Baker Hughes, a GE company, LLC members' equity	36,585	38,256
Noncontrolling interests	109	140
Total equity	36,694	38,396
Total liabilities and equity	$53,933	$56,336

(1)
Total assets include $939 million and $1,124 million of assets held on behalf of GE, of which $783 million and $997 million is cash and cash equivalents and $156 million and $127 million is investment securities at June 30, 2018 and December 31, 2017, respectively, and a corresponding amount of liability is reported in short-term borrowings. See "Note 15. Related Party Transactions" for further details.

See accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

BHGE LLC 2018 Second Quarter FORM 10-Q | 3

Baker Hughes, a GE company, LLC
Condensed Consolidated and Combined Statements of Changes in Members' Equity
(Unaudited)

(In millions, except per unit amounts)	Common Unitholders	Parent's Net Investment	Retained Loss	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance at December 31, 2017	$40,678	$—	$(541)	$(1,881)	$140	$38,396
Effect of adoption of ASU 2016-16 on taxes (1)			67			67
Comprehensive income (loss):
Net income (loss)			(194)		13	(181)
Other comprehensive loss				(222)	(1)	(223)
Cash distribution to members ($0.36 per unit)	(403)					(403)
Repurchase of common units	(1,000)					(1,000)
BHGE stock-based compensation cost	60					60
Other	21				(43)	(22)
Balance at June 30, 2018	$39,356	$—	$(668)	$(2,103)	$109	$36,694

(1)	See "Note 1. Basis of Presentation and Summary of Significant Accounting Policies" for further details.

(In millions)	Common Unitholders	Parent's Net Investment	Retained Loss	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance at December 31, 2016	$—	$16,001	$—	$(1,888)	$167	$14,280
Comprehensive income (loss):
Net income		42			4	46
Other comprehensive income (loss)				(69)	3	(66)
Changes in Parent's net investment		1,939				1,939
Other					4	4
Balance at June 30, 2017	$—	$17,982	$—	$(1,957)	$178	$16,203
See accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

BHGE LLC 2018 Second Quarter FORM 10-Q | 4

Baker Hughes, a GE company, LLC
Condensed Consolidated and Combined Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2018	2017
Cash flows from operating activities:
Net income (loss)	$(181)	$46
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	780	290
Provision for deferred income taxes	(165)	(29)
Changes in operating assets and liabilities:
Current receivables	(30)	(101)
Inventories	(282)	176
Accounts payable	309	78
Progress collections and deferred income	(137)	(166)
Contract and other deferred assets	126	(217)
Other operating items, net	6	(466)
Net cash flows from (used in) operating activities	426	(389)
Cash flows from investing activities:
Expenditures for capital assets	(411)	(143)
Proceeds from disposal of assets	181	12
Other investing items, net	68	1
Net cash flows used in investing activities	(162)	(130)
Cash flows from financing activities:
Net repayments of short-term debt and other borrowings	(300)	(45)
Repayment of long-term debt	(648)	—
Net transfer from Parent	—	1,575
Distributions to members	(403)	—
Repurchase of common units	(1,025)	—
Other financing items, net	(5)	14
Net cash flows from (used in) financing activities	(2,381)	1,544
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(50)	17
Increase (decrease) in cash, cash equivalents and restricted cash	(2,167)	1,041
Cash, cash equivalents and restricted cash, beginning of period	7,026	981
Cash, cash equivalents and restricted cash, end of period	$4,859	$2,021
Supplemental cash flows disclosures:
Income taxes paid	$218	$129
Interest paid	$157	$14

See accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

BHGE LLC 2018 Second Quarter FORM 10-Q | 5

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF THE BUSINESS
Baker Hughes, a GE company, LLC, a Delaware limited liability company (the Company, BHGE LLC, we, us, or our), and the successor to Baker Hughes Incorporated, a Delaware corporation (Baker Hughes) is a world-leading, fullstream oilfield technology provider that has a unique mix of equipment and service capabilities. We conduct business in more than 120 countries and employ approximately 64,000 employees.
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

BHGE LLC 2018 Second Quarter FORM 10-Q | 6

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

presentation of the combined businesses. Merger and related costs includes all costs associated with the Transactions. Refer to "Note 3. Business Acquisition" for further details.
In the notes to unaudited condensed consolidated and combined financial statements, all dollar and unit amounts in tabulations are in millions of dollars and units, respectively, unless otherwise indicated. Certain columns and rows in our financial statements and notes thereto may not add due to the use of rounded numbers.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Please refer to "Note 1. Basis of Presentation and Summary of Significant Accounting Policies," to our consolidated and combined financial statements from our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Annual Report) for the discussion of our significant accounting policies. Please refer to the 'New Accounting Standards Adopted' section of this Note for changes to our accounting policies.
Cash, Cash Equivalents and Restricted Cash
As of June 30, 2018, and December 31, 2017, we had $975 million and $1,190 million, respectively, of cash held in bank accounts that cannot be released, transferred or otherwise converted into a currency that is regularly transacted internationally, due to lack of market liquidity, capital controls or similar monetary or exchange limitations limiting the flow of capital out of the jurisdiction. These funds are available to fund operations and growth in these jurisdictions and we do not currently anticipate a need to transfer these funds to the U.S. Included in these amounts is $604 million and $764 million, as of June 30, 2018 and December 31, 2017, respectively, held on behalf of GE.
Cash, cash equivalents and restricted cash includes a total of $783 million and $997 million of cash at June 30, 2018 and December 31, 2017, respectively, held on behalf of GE, and a corresponding liability is reported in short-term borrowings. See "Note 15. Related Party Transactions" for further details.

As a result of adopting Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-18, Statement of Cash Flows: Restricted Cash, we reclassified our restricted cash of $7 million from ‘all other assets’ to cash, cash equivalents and restricted cash as of December 31, 2017. At June 30, 2018, such cash is no longer considered restricted in nature.
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

BHGE LLC 2018 Second Quarter FORM 10-Q | 7

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

Revenue from Sale of Services
Performance Obligations Satisfied Over Time

We sell product services under long-term product maintenance or extended warranty agreements in our Turbomachinery & Process Solutions and Oilfield Equipment segments. These agreements require us to maintain the customers' assets over the service agreement contract terms, which generally range from 10 to 20 years. In general, these are contractual arrangements to provide services, repairs, and maintenance of a covered unit (gas turbines for mechanical drive or power generation, primarily on LNG applications, drilling rigs). These services are performed at various times during the life of the contract, thus the costs of performing services are incurred on other than a straight-line basis. We recognize related sales based on the extent of our progress toward completion measured by actual costs incurred in relation to total expected costs. We provide for any loss that we expect to incur on any of these agreements when that loss is probable. BHGE utilizes historical customer data, prior product performance data, statistical analysis, third-party data, and internal management estimates to calculate contract-specific margins. In certain contracts, the total transaction price is variable based on customer utilization, which is excluded from the contract margin until the period that the customer has utilized to appropriately reflect the revenue activity in the period earned.

Our billing terms for these contracts are generally based on the occurrence of a major maintenance event within the contract or asset utilization (i.e. usage per hour). The differences between the timing of our revenue recognized (based on costs incurred) and customer billings (based on contractual terms) results in changes to our contract asset or contract liability positions.
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

BHGE LLC 2018 Second Quarter FORM 10-Q | 8

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
The change in historical periods to our statements of income (loss) related to the adoption of the standard is summarized below:

	Three Months Ended				Year Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2017	December 31, 2016
Revenue:
Sales of goods	$86	$13	$37	$27	$163	$(26)
Sales of services	(50)	(86)	(33)	(74)	(243)	(161)
Total revenue	36	(73)	4	(47)	(80)	(187)

Operating income (loss)	(14)	(64)	(6)	(91)	(175)	(226)

Net income (loss) and net income (loss) attributable to BHGE, LLC	1	(84)	(10)	(57)	(150)	(149)
The increase (decrease) to our statement of financial position related to the adoption of the standard is summarized below:

December 31, 2017
ASSETS
Current receivables, net	$1
Inventories, net	(83)
Contract and other deferred assets	(701)
Deferred income taxes	233

LIABILITIES AND EQUITY
Progress collections and deferred income	$394
All other current liabilities	(64)
Deferred income taxes	(34)
All other liabilities	(83)
Total equity	(763)

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

BHGE LLC 2018 Second Quarter FORM 10-Q | 9

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

The service cost component is presented as an operating expense with other similar compensation costs arising for services rendered by the pertinent employees during the period. The non operating components are presented outside of income from operations.
The change in historical periods to our statements of income (loss) related to the adoption of ASU No. 2017-07 is summarized below:

	Three Months Ended				Year Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2017	December 31, 2016
Operating income (loss)	(5)	(7)	9	2	(1)	24
Non operating income (loss)	5	7	(9)	(2)	1	(24)
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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. In January 2018, the FASB issued a draft ASU that proposed an alternative transition method, which allows companies to apply the provisions of the new leasing standard on January 1, 2019 through recognition of a cumulative-effect adjustment to retained earnings as of January 1, 2019 (i.e. without retrospectively adjusting comparative periods). We will conclude on the transition method once this draft ASU is finalized. We are currently in the process of evaluating our existing lease portfolios, including accumulating all the necessary information required to properly account for the leases under the new standard. Additionally, we are implementing an enterprise-wide lease management system to assist in the accounting and are evaluating additional changes to our processes and internal controls to ensure we meet the standard’s reporting and disclosure requirements. While we continue to evaluate the effect of the standard on our ongoing financial reporting, we anticipate that the adoption of the ASU will result in the recognition of a material right of use asset and related liability with an immaterial effect to our retained earnings.

All other new accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

BHGE LLC 2018 Second Quarter FORM 10-Q | 10

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

NOTE 2. REVENUE RELATED TO CONTRACTS WITH CUSTOMERS
DISAGGREGATED REVENUE
We disaggregate our revenue from contracts with customers by primary geographic markets.

	Three Months Ended June 30,		Six Months Ended June 30,
Total Revenue	2018	2017	2018	2017
U.S.	$1,560	$700	$3,043	$1,421
Non-U.S.	3,988	2,315	7,904	4,658
Total	$5,548	$3,015	$10,947	$6,079
REMAINING PERFORMANCE OBLIGATIONS
As of June 30, 2018, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $20.9 billion. We expect to recognize revenue of approximately 44%, 62% and 89% of the total remaining performance obligations within 2, 5, and 15 years, respectively, and the remaining thereafter.

As part of our adoption of ASC 606, we elected to not disclose the amount of transaction price allocated to remaining performance obligations for the periods prior to adoption.
NOTE 3. BUSINESS ACQUISITION
On July 3, 2017, we closed the Transactions to combine GE O&G and Baker Hughes. The Transactions were executed using a partnership structure, pursuant to which GE O&G and Baker Hughes each contributed their operating assets to the Company. The fair value of the consideration exchanged was $24,798 million.
The tables below present the fair value of assets acquired and liabilities assumed and the associated fair value of the noncontrolling interest related to the acquired net assets of Baker Hughes. The final determination of the fair value of assets and liabilities was concluded in the second quarter of 2018.

Identifiable assets acquired and liabilities assumed	Fair value at July 3, 2017
Assets
Cash and equivalents	$4,133
Current receivables	2,342
Inventories	1,712
Property, plant and equipment	4,514
Intangible assets (1)	4,005
Deferred income taxes (2)	30
All other assets	1,335
Liabilities
Accounts payable	(1,213)
Borrowings	(3,370)
Liabilities for pension and other postretirement benefits	(654)
All other liabilities	(1,670)
Total identifiable net assets	$11,164
Noncontrolling interest associated with net assets acquired	(35)
Goodwill (3)	13,669
Total purchase consideration	$24,798

BHGE LLC 2018 Second Quarter FORM 10-Q | 11

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

(1)
Intangible assets, as provided in the table below, are recorded at fair value, as determined by management based on available information. The estimated useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows. We consider the Baker Hughes trade name to be an indefinite life intangible asset, which will not be amortized and will be subject to an annual impairment test.

	Fair Value	Estimated Weighted Average Life (Years)
Trade name - Baker Hughes	$2,100	Indefinite life
Customer relationships	1,240	15
Patents and technology	465	10
In-process research and development	70	Indefinite life
Capitalized software	64	2
Trade names - other	45	10
Favorable lease contracts & others	21	10
Total	$4,005

(2)
Includes approximately $83 million of net deferred tax liabilities related to the fair value of intangible assets included in the purchase consideration and approximately $113 million of other net deferred tax assets, including non-U.S. loss carryforwards net of valuation allowances partially offset by liabilities for unrecognized benefits.

(3)
Goodwill represents the excess of the total purchase consideration over fair value of the net assets recognized and represents the future economic benefits that we believe will result from combining the operations of GE O&G and Baker Hughes, including expected future synergies and operating efficiencies. Goodwill resulting from the Transactions has been primarily allocated to the Oilfield Services segment, of which $67 million is deductible for tax purposes. See "Note 6. Goodwill and Other Intangible Assets" for allocation of goodwill to all the segments.

During the six months ended June 30, 2018, the Company made measurement period adjustments to reflect facts and circumstances in existence as of the acquisition date. These adjustments resulted in an increase in goodwill from 2017 year end of $891 million primarily due to a reduction in the fair value of property, plant and equipment of $362 million, equity method investments of $228 million, intangible assets of $123 million and an increase in other liabilities of $314 million primarily related to uncertain tax positions, warranty, and other sundry liabilities. As a result of the decrease in property, plant and equipment and intangible assets during the six months ended June 30, 2018, we recorded a cumulative decrease to depreciation and amortization expense of $33 million.  We reclassified certain balances to conform to our current presentation.
INCOME TAXES
BHGE LLC is treated as a partnership for U.S. federal income tax purposes. As such, we are not subject to U.S. federal income tax under current U.S. tax laws. BHGE LLC's foreign subsidiaries, however, have incurred current and deferred foreign income taxes. Our members are each required to take into account for U.S. federal income tax purposes their distributive share of the items of income, gain, loss and deduction, which generally includes our U.S. operations. BHGE and GE are each taxed on their distributive share of income and gain, whether or not a corresponding amount of cash or other property is distributed to them. For assets held indirectly by us through subsidiaries, the taxes attributable to those subsidiaries will be reflected in our condensed consolidated and combined financial statements.

BHGE LLC 2018 Second Quarter FORM 10-Q | 12

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

MERGER AND RELATED COSTS
Acquisition costs of $50 million and $85 million, during the three months ended June 30, 2018 and 2017, respectively, and $96 million and $151 million during the six months ended June 30, 2018 and 2017, respectively, were expensed as incurred and were reported as merger and related costs. Such costs include professional fees of advisors and integration and synergy costs related to the combination of Baker Hughes and GE O&G.
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

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Revenue	$5,417	$10,741
Net loss	(241)	(261)
Net loss attributable to the Company	(247)	(264)
NOTE 4. CURRENT RECEIVABLES
Current receivables are comprised of the following:

	June 30, 2018	December 31, 2017
Customer receivables	$4,891	$4,700
Related parties	873	914
Other	736	844
Total current receivables	6,500	6,458
Less: Allowance for doubtful accounts	(333)	(330)
Total current receivables, net	$6,167	$6,128
Customer receivables are recorded at the invoiced amount. Related parties primarily consists of amounts owed to us by GE. The "Other" category primarily consists of advance payments to suppliers, indirect taxes and other tax receivables.

BHGE LLC 2018 Second Quarter FORM 10-Q | 13

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

NOTE 5. INVENTORIES
Inventories, net of reserves of $413 million and $360 million as of June 30, 2018 and December 31, 2017, respectively, are comprised of the following:

	June 30, 2018	December 31, 2017
Finished goods	$2,656	$2,577
Work in process and raw material	2,019	1,930
Total inventories, net	$4,675	$4,507
We recorded $15 million and $4 million during the three months ended June 30, 2018 and 2017, respectively, and $76 million and $19 million during the six months ended June 30, 2018 and 2017, respectively, of inventory impairments as a result of certain restructuring activities initiated by the Company. Charges for inventory impairments are reported in the "Cost of goods sold" caption of the condensed consolidated and combined statements of income (loss).
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
GOODWILL
The changes in the carrying value of goodwill are detailed below by segment:

	Oilfield Services	Oilfield Equipment	Turbo-machinery & Process Solutions	Digital Solutions	Total
Balance at December 31, 2016, gross	$2,779	$3,852	$1,814	$1,989	$10,434
Accumulated impairment at December 31, 2016	(2,633)	(867)	—	(254)	(3,754)
Balance at December 31, 2016	146	2,985	1,814	1,735	6,680
Acquisition (1)	12,778	—	—	—	12,778
Currency exchange and others	8	49	92	47	196
Balance at December 31, 2017	12,932	3,034	1,906	1,782	19,654
Purchase accounting adjustments (1)	(174)	242	394	429	891
Currency exchange and others	(18)	(36)	(23)	(5)	(82)
Balance at June 30, 2018	$12,740	$3,240	$2,277	$2,206	$20,463

(1)
Includes goodwill associated with the acquisition of Baker Hughes. The final determination of fair value of the assets and liabilities and the related goodwill associated with the acquisition of Baker Hughes was concluded in the second quarter of 2018. Of the total goodwill of $13,669 million resulting from the acquisition of Baker Hughes, $12,604 million is allocated to our Oilfield Services segment and the remainder to our other segments based on the expected benefit from the synergies of the acquisition.

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

BHGE LLC 2018 Second Quarter FORM 10-Q | 14

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Since the merger with Baker Hughes, our Oilfield Equipment (OFE) reporting unit has had consecutive quarters of operating losses, which prompted the Company to evaluate whether circumstances had changed that would more likely than not reduce the fair value of the reporting unit below its carrying amount. While conducting this evaluation, the Company considered macroeconomic and industry conditions, overall financial performance of the reporting unit and preliminary long-term forecasts, among other factors, all of which require considerable judgment. After considering the totality of the events and circumstances, the Company concluded that an interim impairment test was not required. The Company will perform its annual goodwill impairment test during the third quarter of 2018 and there can be no assurance that the estimates and assumptions made for purposes of this qualitative evaluation will prove to be an accurate prediction of future results. Factors that could impact the final determination of fair value in connection with the completion of the annual goodwill impairment process include a sustained decline in market capitalization, changes in the estimated fair values of OFE’s assets and liabilities, changes in projected future earnings and net cash flows, changes in market related multiples, and changes in valuation related assumptions such as discount rates and perpetual growth rates.
As of June 30, 2018, we believe that the goodwill is recoverable for all four reporting units, however, there can be no assurances that the goodwill will not be impaired in future periods.
OTHER INTANGIBLE ASSETS
Intangible assets are comprised of the following:

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technology	$1,102	$(496)	$606	$1,177	$(440)	$737
Customer relationships	3,169	(899)	2,270	3,202	(819)	2,383
Capitalized software	1,114	(762)	352	1,130	(697)	433
Trade names and trademarks	726	(223)	503	757	(159)	598
Other	14	(1)	13	10	—	10
Finite-lived intangible assets	6,125	(2,381)	3,744	6,276	(2,115)	4,161
Indefinite-lived intangible assets (1)	2,229	—	2,229	2,197	—	2,197
Total intangible assets	$8,354	$(2,381)	$5,973	$8,473	$(2,115)	$6,358

(1)	Indefinite-lived intangible assets are principally comprised of the Baker Hughes trade name.
Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from 1 to 30 years. Amortization expense for the three months ended June 30, 2018 and 2017 was $101 million and $86 million, respectively, and $240 million and $149 million, respectively, for the six months ended June 30, 2018 and 2017. During the six months ended June 30, 2018, we incurred additional amortization expense of $68 million due to the acquisition of Baker Hughes. In addition, we incurred $32 million and $69 million of accelerated amortization during the three and six months ended June 30, 2018 related to trade names and technology that we ceased to use during the second quarter of 2018 as a result of the combination of Baker Hughes and GE O&G.

BHGE LLC 2018 Second Quarter FORM 10-Q | 15

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Estimated amortization expense for the remainder of 2018 and each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
Remainder of 2018	$185
2019	367
2020	331
2021	283
2022	247
2023	226
NOTE 7. CONTRACT AND OTHER DEFERRED ASSETS
A majority of our long-term product service agreements relate to our Turbomachinery & Process Solutions segment. Contract assets reflect revenue earned in excess of billings on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements and other deferred contract related costs. Contract assets are comprised of the following:

	June 30, 2018	December 31, 2017
Long-term product service agreements	$593	$589
Long-term equipment contract revenue (1)	1,059	1,095
Contract assets (total revenue in excess of billings) (2)	1,652	1,684
Deferred inventory costs (3)	245	360
Non-recurring engineering costs	14	—
Contract and other deferred assets	$1,911	$2,044

(1)	Reflects revenue earned in excess of billings on our long-term contracts to construct technically complex equipment.

(2)	Contract assets (total revenue in excess of billings) were $1,233 million as of January 1, 2017.

(3)	Deferred inventory costs were $276 million as of January 1, 2017, which represents cost deferral for shipped goods and other costs where the criteria for revenue recognition has not yet been met.
Revenue recognized during the three months ended June 30, 2018 and 2017 from performance obligations satisfied (or partially satisfied) in previous periods related to our long-term service agreements was $12 million and $10 million, respectively, and $22 million and $40 million during the six months ended June 30, 2018 and 2017, respectively. This includes revenue recognized from revisions to cost or billing estimates that may affect a contract’s total estimated profitability resulting in an adjustment of earnings.

BHGE LLC 2018 Second Quarter FORM 10-Q | 16

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

NOTE 8. PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract liabilities include progress collections, which reflects billings in excess of revenue, and deferred income on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements. Contract liabilities are comprised of the following:

	June 30, 2018	December 31, 2017
Progress collections	$1,466	$1,456
Deferred income	164	319
Progress collections and deferred income (contract liabilities) (1)	$1,630	$1,775

(1)	Progress collections and deferred income (contract liabilities) were $2,038 million at January 1, 2017.
Revenue recognized during the three months ended June 30, 2018 and 2017 that was included in the contract liabilities at the beginning of the period was $404 million and $506 million, respectively, and $1,006 million and $1,035 million, respectively, during the six months ended June 30, 2018 and 2017.
NOTE 9. BORROWINGS
Short-term and long-term borrowings are comprised of the following:

	June 30, 2018	December 31, 2017
Short-term borrowings
Short-term bank borrowings	$55	$171
Current portion of long-term borrowings	—	639
Short-term borrowings from GE	939	1,124
Other borrowings	73	103
Total short-term borrowings	$1,067	$2,037

Long-term borrowings
3.2% Senior Notes due August 2021	$525	$526
2.773% Senior Notes due December 2022	1,244	1,244
8.55% Debentures due June 2024	133	135
3.337% Senior Notes due December 2027	1,342	1,342
6.875% Notes due January 2029	302	308
5.125% Notes due September 2040	1,309	1,311
4.08% Senior Notes due December 2047	1,336	1,337
Capital leases	111	87
Other long-term borrowings	17	22
Total long-term borrowings	6,319	6,312
Total borrowings	$7,386	$8,349
We have a five-year $3 billion committed unsecured revolving credit facility (the 2017 Credit Agreement) with commercial banks maturing in July 2022. The 2017 Credit Agreement contains certain customary representations and warranties, certain affirmative covenants and no negative covenants. Upon the occurrence of certain events of default, our obligations under the 2017 Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the 2017 Credit Agreement, and other customary defaults. No such events of default have occurred. During the six months ended June 30, 2018, there were no borrowings under the 2017 Credit Agreement.

We have a commercial paper program under which it may issue from time to time up to $3 billion in commercial paper with maturities of no more than 397 days. At June 30, 2018, we had no borrowings outstanding under the commercial paper program. The maximum combined borrowing at any time under both the 2017 Credit Agreement and the commercial paper program is $3 billion.

BHGE LLC 2018 Second Quarter FORM 10-Q | 17

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
The estimated fair value of total borrowings at June 30, 2018 and December 31, 2017 was $7,061 million and $8,466 million, respectively. For a majority of our borrowings the fair value was determined using quoted period-end market prices. Where market prices are not available, we estimate fair values based on valuation methodologies using current market interest rate data adjusted for our non-performance risk.
See "Note 15. Related Party Transactions" for additional information on the short-term borrowings from GE.
NOTE 10. EMPLOYEE BENEFIT PLANS
Certain of our U.S. employees are covered under various U.S. GE employee benefit plans, including GE's retirement plans (pension, retiree health and life insurance, and savings benefit plans). In addition, certain United Kingdom (UK) employees participate in the GE UK Pension Plan. We are allocated relevant participation costs for these GE employee benefit plans as part of multi-employer plans. As such, we have not recorded any liabilities associated with our participation in these plans. Expenses associated with our participation in these plans was $43 million and $45 million in the three months ended June 30, 2018 and 2017, respectively, and $80 million and $71 million in the six months ended June 30, 2018 and 2017, respectively.
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
The components of net periodic cost (benefit) of plans sponsored by us are as follows for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost	$5	$5	$10	$8
Interest cost	18	7	36	14
Expected return on plan assets	(30)	(10)	(60)	(20)
Amortization of net actuarial loss	2	2	4	5
Net periodic cost (benefit)	$(5)	$4	$(10)	$7

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

BHGE LLC 2018 Second Quarter FORM 10-Q | 18

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
Additionally, as part of U.S. tax reform, the U.S. has enacted a tax on "base eroding" payments from the U.S. and a minimum tax on foreign earnings (global intangible low-taxed income) that would be borne by our members. Due to the fact certain aspects of the new law and the effect on our operations are uncertain and the accounting rules associated with this provision have not been resolved, our members have not made a provisional accrual for the deferred tax aspects of this provision and have not yet made an accounting policy election on the deferred tax treatment of this tax.
For the quarter ended June 30, 2018, income tax expense was $62 million compared to a tax benefit of $10 million in the second quarter of 2017. The difference between the U.S. statutory tax rate of 21% and the current effective rate is primarily due to $46 million related to losses with no tax benefit due to valuation allowances and $10 million of withholding taxes in certain jurisdictions. Since we are a partnership for U.S. federal tax purposes, any tax benefits associated with U.S. losses are recognized by our members and not reflected in our tax expense. The prior year quarter reflects 100% of the taxes associated with U.S. and non-U.S. earnings of the GE O&G business.
For the six months ended June 30, 2018, income tax expense was $100 million compared to a tax benefit of $2 million for the six months ended June 30, 2017. The difference between the U.S. statutory tax rate of 21% and the current effective rate is primarily due to $96 million related to losses with no tax benefit due to valuation allowances and $17 million of withholding taxes in certain jurisdictions. Since we are a partnership for U.S. federal tax purposes, any tax benefits associated with U.S. losses are recognized by our members and not reflected in our tax expense. The prior year period reflects 100% of the taxes associated with U.S. and non-U.S. earnings of the GE O&G business.
NOTE 12. MEMBERS' EQUITY
COMMON UNITS
The BHGE LLC Agreement provides that initially there is one class of common units, which are currently held by BHGE, indirectly through EHHC and CFC Holdings, LLC (CFC Holdings), and by GE and certain indirectly wholly-owned subsidiaries of GE. If BHGE issues a share of Class A common stock, including in connection with an equity incentive or similar plan, we will also issue a corresponding common unit to BHGE or one of its direct subsidiaries. For the three and six months ended June 30, 2018, we issued 542 thousand and 924 thousand, respectively, of common units to BHGE in connection with the issuance of Class A common stock by BHGE. As of June 30, 2018, GE owns approximately 62.5% of our common units and BHGE owns approximately 37.5% of the common units.

BHGE LLC 2018 Second Quarter FORM 10-Q | 19

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

The following table presents the changes in number of common units outstanding (in thousands):

	Common Units Held by BHGE	Common Units Held by GE
Balance at December 31, 2017	422,208	706,985
Issue of units to BHGE under equity incentive plan	924	—
Repurchase of common units (1)	(11,501)	(19,241)
Balance at June 30, 2018	411,631	687,743

(1)
On November 2, 2017, BHGE's board of directors authorized us to repurchase up to $3 billion of our common units from BHGE and GE. During the three months and six months ended June 30, 2018, we repurchased and canceled 13,927,859 and 30,742,152 units for a total of $500 million and $1 billion, respectively.  At June 30, 2018, we had authorization remaining to repurchase up to approximately $1.5 billion of common units from BHGE and GE.

ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL)
The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Investment Securities	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$1	$(1,824)	$2	$(60)	$(1,881)
Other comprehensive income (loss) before reclassifications	(1)	(224)	1	4	(220)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	—
Deferred taxes	(1)	—	—	(2)	(3)
Other comprehensive income (loss)	(2)	(224)	1	2	(223)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	(1)		—	(1)
Balance at June 30, 2018	$(1)	$(2,047)	$3	$(58)	$(2,103)

	Investment Securities	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$—	$(1,795)	$(10)	$(83)	$(1,888)
Other comprehensive income (loss) before reclassifications	39	(63)	2	(5)	(27)
Amounts reclassified from accumulated other comprehensive income (loss)	(38)	—	9	(2)	(31)
Deferred taxes	—	(10)	(2)	4	(8)
Other comprehensive income (loss)	1	(73)	9	(3)	(66)
Less: Other comprehensive income attributable to noncontrolling interests	1	1	—	1	3
Balance at June 30, 2017	$—	$(1,869)	$(1)	$(87)	$(1,957)
The amounts reclassified from accumulated other comprehensive loss during the six months ended June 30, 2018 and 2017 represent realized gains on investment securities, foreign exchange contracts on our cash flow hedges (see "Note 13. Financial Instruments" for additional details) and amortization of net actuarial gain (loss) and prior service credit, which are included in the computation of net periodic pension cost (see "Note 10. Employee Benefit Plans" for additional details). These reclassifications are recorded across the various cost and expense line items within the condensed consolidated and combined statements of income (loss).

BHGE LLC 2018 Second Quarter FORM 10-Q | 20

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

NOTE 13. FINANCIAL INSTRUMENTS
RECURRING FAIR VALUE MEASUREMENTS
Our assets and liabilities measured at fair value on a recurring basis consists of derivative instruments and investment securities.

	June 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets
Derivatives	$—	$221	$—	$221	$—	$150	$—	$150
Investment securities	66	—	310	376	81	8	304	393
Total assets	66	221	310	597	81	158	304	543

Liabilities
Derivatives	—	(248)	—	(248)	—	(95)	—	(95)
Total liabilities	$—	$(248)	$—	$(248)	$—	$(95)	$—	$(95)
There were no transfers between Level 1, 2 and 3 during the six months ended June 30, 2018.
The following table provides a reconciliation of recurring Level 3 fair value measurements for investment securities:

Balance at December 31, 2017	$304
Purchases	36
Proceeds at maturity	(30)
Balance at June 30, 2018	$310
The most significant unobservable input used in the valuation of our Level 3 instruments is the discount rate. Discount rates are determined based on inputs that market participants would use when pricing investments, including credit and liquidity risk. An increase in the discount rate would result in a decrease in the fair value of our investment securities. There are no unrealized gains or losses recognized in the condensed consolidated and combined statement of income (loss) on account of any Level 3 instrument still held at the reporting date. At June 30, 2018 and December 31, 2017, we held $156 million and $127 million, respectively, of these investment securities on behalf of GE.

	June 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities
Non-U.S. debt securities	$309	$1	$—	$310	$310	$2	$—	$312
Equity securities	66	—	—	66	81	—	—	81
Total	$375	$1	$—	$376	$391	$2	$—	$393
All of our non-U.S. debt securities are classified as available for sale instruments and mature within three years.
FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
Our financial instruments include cash, cash equivalents and restricted cash, current receivables, investments, accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of these financial instruments at June 30, 2018 and December 31, 2017 approximates their carrying value as reflected in our condensed consolidated and combined financial statements. For further

BHGE LLC 2018 Second Quarter FORM 10-Q | 21

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

information on the fair value of our debt, see "Note 9. Borrowings."
DERIVATIVES AND HEDGING
We use derivatives to manage our risks and do not use derivatives for speculation.
The table below summarizes the fair value of all derivatives, including hedging instruments and embedded derivatives.

	June 30, 2018		December 31, 2017
	Assets	(Liabilities)	Assets	(Liabilities)
Derivatives accounted for as hedges
Currency exchange contracts	$2	$(1)	$6	$—

Derivatives not accounted for as hedges
Currency exchange contracts	219	(247)	144	(95)
Total derivatives	$221	$(248)	$150	$(95)
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

BHGE LLC 2018 Second Quarter FORM 10-Q | 22

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is the number of units of the underlying (for example, the notional principal amount of the debt in an interest rate swap). A substantial majority of the outstanding notional amount of $10.5 billion and $10.2 billion at June 30, 2018 and December 31, 2017, respectively, is related to hedges of anticipated sales and purchases in foreign currency, commodity purchases, and contractual terms in contracts that are considered embedded derivatives and for intercompany borrowings in foreign currencies. We generally disclose derivative notional amounts on a gross basis to indicate the total counterparty risk. Where we have gross purchase and sale derivative contracts for a particular currency, we look to execute these contracts with the same counterparty to reduce our exposure. The corresponding net notional amounts were $2.8 billion and $3.3 billion at June 30, 2018 and December 31, 2017, respectively.
The table below provides additional information about how derivatives are reflected in our condensed consolidated and combined financial statements.

Carrying amount related to derivatives	June 30, 2018	December 31, 2017
Derivative assets	$221	$150
Derivative liabilities	(248)	(95)
Net derivatives	$(27)	$55
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

	Three Months Ended June 30,				Six Months Ended June 30,
	Cash Flow Hedges		Economic Hedges		Cash Flow Hedges		Economic Hedges
	2018	2017	2018	2017	2018	2017	2018	2017
Effect on hedging instrument	$(7)	$4	$(10)	$9	$1	$2	$7	$1
Effect on underlying	7	(4)	(9)	(9)	(1)	(2)	(24)	—
Effect on earnings (1)	$—	$—	$(19)	$—	$—	$—	$(17)	$1

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

	Three Months Ended June 30,				Six Months Ended June 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Earnings		Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Earnings
	2018	2017	2018	2017	2018	2017	2018	2017
Currency exchange contracts	$(7)	$4	$—	$(2)	$1	$2	$—	$(8)
We expect to transfer $2 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecast transactions. At June 30, 2018 and December 31, 2017, the maximum term

BHGE LLC 2018 Second Quarter FORM 10-Q | 23

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

of derivative instruments that hedge forecast transactions was two-years and three-years, respectively. See "Note 12. Members' Equity" for additional information about reclassification out of accumulated other comprehensive income.
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

BHGE LLC 2018 Second Quarter FORM 10-Q | 24

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

	Three Months Ended June 30,		Six Months Ended June 30,
Segments revenue	2018	2017	2018	2017
Oilfield Services	$2,884	$228	$5,562	$440
Oilfield Equipment	617	681	1,281	1,397
Turbomachinery & Process Solutions	1,385	1,586	2,845	3,230
Digital Solutions	662	520	1,260	1,011
Total	$5,548	$3,015	$10,947	$6,079

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

	Three Months Ended June 30,		Six Months Ended June 30,
Segment income (loss) before income taxes	2018	2017	2018	2017
Oilfield Services	$189	$(66)	$330	$(123)
Oilfield Equipment	(12)	17	(18)	67
Turbomachinery & Process Solutions	113	122	232	374
Digital Solutions	96	79	169	163
Total segment	387	152	714	481
Corporate	(98)	(70)	(196)	(190)
Inventory impairment (1)	(15)	(4)	(76)	(19)
Restructuring, impairment and other	(146)	(59)	(308)	(101)
Merger and related costs	(50)	(85)	(96)	(151)
Other non operating income, net	43	50	45	58
Interest expense, net	(63)	(14)	(109)	(34)
Total	$58	$(30)	$(27)	$44

(1)	Charges for inventory impairments are reported in the "Cost of goods sold" caption of the condensed consolidated and combined statements of income (loss).

NOTE 15. RELATED PARTY TRANSACTIONS
Following the Transactions, GE and its affiliates have provided and continue to provide a variety of services to us.
In connection with the Transactions on July 3, 2017, we entered into various agreements with GE and its affiliates that govern our relationship with GE following the Transactions including an Intercompany Services Agreement pursuant to which GE and its affiliates and the Company provide certain services to each other. GE provides certain administrative services, GE proprietary technology and use of certain GE trademarks in consideration for a payment of $55 million per year. Costs of $14 million and $28 million, respectively, related to the Intercompany Services Agreement were incurred during the three and six months ended June 30, 2018. GE may

BHGE LLC 2018 Second Quarter FORM 10-Q | 25

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

also provide us with certain additional administrative services under the Intercompany Services Agreement, not included as consideration for the $55 million per year payment, and the fees for such services are based on actual usage of such services and historical GE intercompany pricing. In addition, we provide GE and its affiliates with confidential access to certain of our proprietary technology and related developments and enhancements thereto related to GE's operations, products or service offerings.
Prior to the Transactions, GE and its affiliates provided a variety of services and funding to us. The cost of these services was either (a) recognized through our allocated portion of GE's corporate overhead; or (b) billed directly to us. Costs of $38 million and $76 million for the three and six months ended June 30, 2017 were recorded in our condensed consolidated and combined statement of income (loss) in respect of services provided by GE and its affiliates prior to the close of the Transactions.
We sold $84 million and $225 million of products and services to GE and its affiliates during the three months ended June 30, 2018 and 2017 respectively, and $184 million and $374 million, during the six months ended June 30, 2018 and 2017, respectively. Purchases from GE and its affiliates were $523 million and $335 million during the three months ended June 30, 2018 and 2017, respectively, and $926 million and $681 million during the six months ended June 30, 2018 and 2017, respectively.
EMPLOYEE BENEFITS
Certain of our employees are covered under various GE sponsored employee benefit plans, including GE's retirement plans (pension, retiree health and life insurance, and savings benefit plans) and active health and life insurance benefit plans. Further details are provided in "Note 10. Employee Benefit Plans."
RELATED PARTY BALANCES
In connection with the Transactions, we were required to repay any cash in excess of $100 million, net of any third-party debt in GE O&G, to GE. We continue to hold this cash on behalf of GE as such cash cannot be released, transferred or otherwise converted into a non-restricted market currency due to the lack of market liquidity, capital controls or similar monetary or exchange limitations by a Government entity of the jurisdiction in which such cash is situated. Accordingly, on July 3, 2017, we executed a promissory note with GE.  There is no maturity date on the promissory note, but we remain obligated to repay GE such excess cash together with any income or loss we may incur on it, therefore, this obligation is reflected as short-term borrowings. As of June 30, 2018, of the amount due to GE of $939 million, $783 million was held in the form of cash and $156 million was held in the form of investment securities. A corresponding liability is reported in short-term borrowings in the condensed consolidated and combined statements of financial position.
Additionally, the Company has $583 million and $575 million of accounts payable at June 30, 2018 and December 31, 2017, respectively, for services provided by GE in the ordinary course of business. The Company has $128 million of current receivables at June 30, 2018 from BHGE.
TRADE PAYABLES ACCELERATED PAYMENT PROGRAM
Our North American operations participate in accounts payable programs with GE Capital. Invoices are settled with vendors per our payment terms to obtain cash discounts. GE Capital provides funding for the period from the date at which an invoice is eligible for a cash discount through the final termination date for invoice settlement. Our liability associated with the funded participation in the accounts payable programs, which is presented as accounts payable within the condensed consolidated and combined statements of financial position, was $417 million and $293 million as of June 30, 2018 and December 31, 2017, respectively.
PARENT'S NET INVESTMENT
At June 30, 2017, the remainder of GE's total investment, in excess of our debt from GE, is reflected as equity under the caption "Parent's net investment" in our condensed consolidated and combined statements of changes in equity. At June 30, 2018, GE's equity ownership is reflected in noncontrolling interest in our condensed consolidated and combined statements of changes in equity and financial position.

BHGE LLC 2018 Second Quarter FORM 10-Q | 26

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
During 2014, we received notification from a customer related to a possible equipment failure in a natural gas storage system in Northern Germany, which includes certain of our products. The customer initiated arbitral

BHGE LLC 2018 Second Quarter FORM 10-Q | 27

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

proceedings against us on June 19, 2015, under the rules of the German Institute of Arbitration e.V. (DIS). On August 3, 2016, the customer amended its claims and alleged damages of €202 million plus interest at an annual rate of prime + 5%. Hearings before the arbitration panel were held January 16, 2017 through January 23, 2017, and March 20, 2017 through March 21, 2017. In addition, on September 21, 2015, TRIUVA Kapitalverwaltungsgesellschaft mbH filed a lawsuit in the United States District Court for the Southern District of Texas, Houston Division against the Company and Baker Hughes Oilfield Operations, Inc. alleging that the plaintiff is the owner of gas storage caverns in Etzel, Germany in which the Company provided certain equipment in connection with the development of the gas storage caverns. The plaintiff further alleges that the Company supplied equipment that was either defectively designed or failed to warn of risks that the equipment posed, and that these alleged defects caused damage to the plaintiff's property. The plaintiff seeks recovery of alleged compensatory and punitive damages of an unspecified amount, in addition to reasonable attorneys' fees, court costs and pre-judgment and post-judgment interest. The allegations in this lawsuit are related to the claims made in the June 19, 2015 German arbitration referenced above. On June 7, 2018, the DIS arbitration panel issued a confidential Arbitration Ruling which addressed all claims asserted by the customer. The financial impact of the Arbitration Ruling is not expected to have a material impact on the Company’s financial statements. The Company is vigorously contesting the claims made by TRIUVA in the Houston Federal Court. At this time, we are not able to predict the outcome of the claims asserted in the Houston Federal Court.
On July 31, 2015, Rapid Completions LLC filed a lawsuit in federal court in the Eastern District of Texas against Baker Hughes Incorporated, Baker Hughes Oilfield Operations, Inc., and others claiming infringement of U.S. Patent Nos. 6,907,936; 7,134,505; 7,543,634; 7,861,774; and 8,657,009.  On August 6, 2015, Rapid Completions amended its complaint to allege infringement of U.S. Patent No. 9,074,451.  On September 17, 2015, Rapid Completions and Packers Plus Energy Services Inc. sued Baker Hughes Canada Company in the Canada Federal Court on the related Canadian patent 2,412,072. On April 1, 2016, Rapid Completions removed U.S. Patent No. 6,907,936 from its claims in the lawsuit. On April 5, 2016, Rapid Completions filed a second lawsuit in federal court in the Eastern District of Texas against Baker Hughes Incorporated, Baker Hughes Oilfield Operations, Inc. and others claiming infringement of U.S. Patent No. 9,303,501. These patents relate primarily to certain specific downhole completions equipment. The plaintiff has requested a permanent injunction against further alleged infringement, damages in an unspecified amount, supplemental and enhanced damages, and additional relief such as attorney's fees and costs.  During August and September 2016, the United States Patent and Trademark Office (USPTO) agreed to institute an inter-partes review of U.S. Patent Nos 7,861,774; 7,134,505; 7,543,634; 6,907,936; 8,657,009; and 9,074,451. On August 29, 2017, the USPTO issued its final written decisions in the inter-partes reviews of U.S. Patent Nos. 8,657,009 and 9,074,451 finding that all claims of those patents were unpatentable. On August 31, 2017, the USPTO issued its final written decision in the inter-partes review of U.S. Patent 6,907,936 - the patent dropped from the lawsuit by the plaintiffs - finding that all claims of this patent were patentable. On October 27, 2017, Rapid Completions filed its notices of appeal of the USPTO’s final written decision in the inter-partes review of U.S. Patent Nos. 8,657,009 and 9,074,451. Trial on the validity of asserted claims from Canada patent 2,412,072, was completed March 9, 2017. On December 7, 2017, the Canadian Court issued its judgment finding the patent claims asserted from Canada patent 2,412,072 against Baker Hughes Canada Company were invalid. On January 5, 2018, Rapid Completions filed its Notice of Appeal of the Canadian Court’s judgment of invalidity. At this time, we are not able to predict the outcome of these claims.
Following consummation of the Transactions, two purported holders of shares of Baker Hughes common stock, representing a total of 1,875,000 shares of common stock of Baker Hughes, filed petitions in the Court of Chancery of the State of Delaware seeking appraisal for their shares pursuant to Section 262 of the Delaware General Corporation Law.  The action is captioned as follows:  GKC Strategic Value Master Fund, LP F/K/A GKC Appraisal Rights Master Fund, LP and Walleye Trading LLC v. Baker Hughes Incorporated, Case No. 2017-0769.  On July 12, 2018, the parties entered a Confidential Settlement Agreement and Release of all claims asserted by the two shareholders. The Settlement Agreement does not have a material impact on the Company's financial statements.
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

BHGE LLC 2018 Second Quarter FORM 10-Q | 28

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
PRODUCT WARRANTIES
We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties are as follows:

Balance at December 31, 2017, and 2016, respectively	$164	$74
Provisions	18	18
Expenditures	(15)	(26)
Other (1)	119	1
Balance at June 30, 2018, and 2017, respectively	$286	$67

(1)	Primarily related to the acquisition of Baker Hughes.
OTHER
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees, which totaled approximately $3.4 billion at June 30, 2018. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our financial position, results of operations or cash flows.
NOTE 17. RESTRUCTURING, IMPAIRMENT AND OTHER
We recorded restructuring, impairment and other charges of $146 million and $59 million during the three months ended June 30, 2018 and 2017, respectively, and $308 million and $101 million during the six months ended June 30, 2018 and 2017. Details of these charges are discussed below.
RESTRUCTURING AND IMPAIRMENT CHARGES
In the current and prior periods, we approved various restructuring plans globally, mainly to consolidate manufacturing and service facilities, rationalize product lines and rooftops, and reduce headcount across various functions. As a result, we recognized a charge of $68 million and $38 million for the three months

BHGE LLC 2018 Second Quarter FORM 10-Q | 29

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

ended June 30, 2018 and 2017, respectively, and $193 million and $73 million for the six months ended June 30, 2018 and 2017, respectively. These restructuring initiatives will generate charges post June 30, 2018, and the related estimated remaining charges are approximately $151 million.
The amount of costs not included in the reported segment results is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Oilfield Services	$40	$11	$99	$23
Oilfield Equipment	6	9	18	10
Turbomachinery & Process Solutions	11	12	39	22
Digital Solutions	7	4	16	14
Corporate	4	2	21	4
Total	$68	$38	$193	$73
These costs were primarily related to product line terminations, plant closures and related expenses such as property, plant and equipment impairments, contract terminations and costs of assets' and employees' relocation, employee-related termination benefits, and other incremental costs that were a direct result of the restructuring plans.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Property, plant & equipment, net	$18	$2	$37	$12
Employee-related termination expenses	16	24	99	39
Asset relocation costs	8	2	13	5
Environmental remediation costs	—	4	3	7
Contract termination fees	21	4	28	5
Other incremental costs	5	2	13	5
Total	$68	$38	$193	$73
OTHER CHARGES

Other charges included in "Restructuring, impairment and other" of the condensed consolidated and combined statements of income (loss) were $78 million and $21 million in the three months ended June 30, 2018 and 2017, respectively, and $115 million and $28 million in the six months ended June 30, 2018 and 2017, respectively. Other charges comprised of accelerated amortization of $32 million and $69 million for the three and six months ended June 30, 2018, respectively, related to trade names and technology in our Oilfield Services segment that we ceased to use at the end of the second quarter of 2018 as a result of the combination of Baker Hughes and GE O&G. During the three and six months ended June 30, 2018, other charges also includes $25 million related to litigation matters recorded at Corporate and costs of $12 million to exit certain operations that impacted our TPS and OFS segments. During the three and six months ended June 30, 2017, other charges include currency devaluation charges of $6 million and $12 million, respectively, largely driven by significant currency devaluations in Angola and Nigeria.
NOTE 18. SUBSEQUENT EVENTS

On July 18, 2018, the Company announced the agreement to sell its Natural Gas Solution (NGS) business to two separate entities for a combined sales price of $375 million.  NGS is part of our TPS segment and provides commercial and industrial products such as gas meters, chemical injection pumps, pipeline repair products and electric actuators. The transactions are expected to close in the second half of 2018, subject to customary closing conditions and appropriate regulatory approvals.

BHGE LLC 2018 Second Quarter FORM 10-Q | 30

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the condensed consolidated and combined financial statements and the related notes included in Item 1 thereto.
EXECUTIVE SUMMARY
On July 3, 2017, we closed the Transactions to combine GE O&G and Baker Hughes, creating a fullstream oilfield technology provider that has a unique mix of integrated oilfield products, services and digital solutions. The Transactions were executed using a partnership structure, pursuant to which GE O&G and Baker Hughes each contributed their operating assets to the Company. GE holds an approximate 62.5% controlling interest in us and former Baker Hughes shareholders hold an approximate 37.5% interest through the ownership of 100% of Class A common stock of BHGE. GE's interest is held through a voting interest of Class B Common Stock in BHGE and its economic interest through a corresponding number of our common units. The results of operations for the Company include the results of Baker Hughes from July 3, 2017 onward, therefore, the current period results and balances may not be comparable to prior periods. The majority of the Baker Hughes business operations are included in the Oilfield Services segment. We operate through our four business segments: Oilfield Services (OFS), Oilfield Equipment (OFE), Turbomachinery & Processing Solutions (TPS), and Digital Solutions (DS). As of June 30, 2018, BHGE LLC employs approximately 64,000 employees and operates in more than 120 countries.
In the second quarter of 2018, we generated revenue of $5,548 million, compared to $3,015 million for the second quarter of 2017. The increase in revenue was driven by OFS as a result of the acquisition of Baker Hughes, and to a lesser extent, by DS partially offset by declines in our longer cycle businesses, TPS and OFE. Income before income taxes and equity in loss of affiliate was $58 million for the second quarter of 2018, and included restructuring and impairment charges of $146 million and merger and related costs of $50 million. These restructuring and impairment charges were recorded as a result of our continued actions to adjust our operations and cost structure to reflect reduced activity levels. For the second quarter of 2017, loss before income taxes and equity in loss of affiliate was $30 million, which also included restructuring and impairment charges of $59 million, and merger and related costs of $85 million.
In June, 2018 GE announced their intention for a full separation from BHGE in an orderly fashion over the next 2 to 3 years.
OUTLOOK
Our business is exposed to a number of different macro factors, which influence our expectations and outlook. All of our outlook expectations are purely based on the market as we see it today, and are subject to changing conditions in the industry.

•
North America onshore activity: in the second quarter of 2018, we experienced an increase in the rig count, as compared to the second quarter of 2017. We expect the increased activity in North America to continue to grow in 2018. We remain optimistic about the outlook.

•
International onshore activity: we have seen a moderate increase in rig count activity in the second quarter of 2018 and expect this growth to continue for the remainder of the year, at a moderate rate. We have seen signs of improvement with the increase in commodity prices, but due to continued volatility, we remain cautious as to growth expectations.

•
Offshore projects: although commodity prices increased in the current quarter, we have yet to see a significant change in customer spending behavior, as a result of continued oil price volatility. We expect the timing of final investment decisions to continue to remain fluid. Subsea tree awards increased in 2017, and we expect tree awards to increase in 2018 and 2019, but still at levels significantly below prior 2012 & 2013 peaks, as customers continue to remain cautious with regards to major capital expenditures for the near term. We expect this growth in offshore projects to positively impact on- and offshore production orders.

•
Liquefied Natural Gas (LNG) projects: we believe the market continues to be oversupplied, and will remain in its current state for the next few years. We expect some final investment decisions to move forward in

BHGE LLC 2018 Second Quarter FORM 10-Q | 31

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

We have other segments in our portfolio that are more correlated with different industrial metrics such as our Digital Solutions business, which we expect to grow at or above global Gross Domestic Product (GDP). Overall, we believe our portfolio is uniquely positioned to compete across the value chain, and deliver unique solutions for our customers. We remain optimistic about the long-term economics of the industry, but are continuing to operate with flexibility given our expectations for volatility and changing assumptions in the near term.
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
BUSINESS ENVIRONMENT
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position as of and for the six months ended June 30, 2018 and 2017, and should be read in conjunction with the condensed consolidated and combined financial statements and related notes of the Company.
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
Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Brent oil price ($/Bbl) (1)	$74.53	$49.55	$70.67	$51.57
WTI oil price ($/Bbl) (2)	68.07	48.10	65.55	49.85
Natural gas price ($/mmBtu) (3)	2.85	3.08	2.96	3.05

(1)	Energy Information Administration (EIA) Europe Brent Spot Price per Barrel

(2)	EIA Cushing, OK WTI (West Texas Intermediate) spot price

BHGE LLC 2018 Second Quarter FORM 10-Q | 32

(3)	EIA Henry Hub Natural Gas Spot Price per million British Thermal Unit
Outside North America, customer spending is most heavily influenced by Brent oil prices, which increased throughout the quarter, ranging from a low of $66.04/Bbl in April 2018 to a high of $80.42/Bbl in May 2018. For the six months ended June 30, 2018, Brent oil prices averaged $70.67/Bbl, which represented an increase of $19.10/Bbl from the same period last year.
In North America, customer spending is highly driven by WTI oil prices, which, similar to Brent oil prices, increased throughout the quarter. Overall, WTI oil prices ranged from a low of $62.03/Bbl in April 2018 to a high of $77.41/Bbl in June 2018. For the six months ended June 30, 2018, WTI oil prices averaged $65.55/Bbl, which represented an increase of $15.70/Bbl from the same period last year.
In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, averaged $2.85/mmBtu in the second quarter of 2018, representing a 7.47% decrease over the prior year. Throughout the quarter, Henry Hub Natural Gas Spot Prices ranged from a low of $2.74/mmBtu in April 2018 to a high of $3.08/mmBtu in June 2018. For the six months ended June 30, 2018, natural gas prices averaged $2.96/mmBtu, which represented a decrease of $0.09/mmBtu from the same period last year.
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
The rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
North America	1,147	1,012	13%	1,191	1,025	16%
International	968	957	1%	969	949	2%
Worldwide	2,115	1,969	7%	2,160	1,974	9%
Overall rig count was 2,115 for the second quarter of 2018, an increase of 7% as compared to the same period last year due primarily to North America activity, and a slower increase internationally. Within North America, the

BHGE LLC 2018 Second Quarter FORM 10-Q | 33

increase was primarily driven by the land rig count, which was up 14%, partially offset by a decrease in the offshore rig count of 7%. Internationally, the rig count increase was driven primarily by increases in the Asia-Pacific region of 9% and Africa of 9%, partially offset by Europe and Latin America, which were down 11% and 4%, respectively.
Overall rig count was 2,160 for the six months ended June 30, 2018, an increase of 9% as compared to the same period last year due primarily to North America activity, and a slower increase internationally. Within North America, the increase was primarily driven by the land rig count, which was up 17%, partially offset by a decrease in the offshore rig count of 13%. Internationally, the rig count increase was driven primarily by increases in the Asia-Pacific region of 8% and Africa of 8%, partially offset by Europe, which was down 13%.
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
Our condensed consolidated and combined statement of income (loss) displays sales and costs of sales in accordance with SEC regulations under which "goods" is required to include all sales of tangible products and "services" must include all other sales, including other service activities. For the amounts shown below, we distinguish between "equipment" and "product services", where product services refer to sales under product services agreements, including sales of both goods (such as spare parts and equipment upgrades) and related services (such as monitoring, maintenance and repairs), which is an important part of its operations. We refer to "product services" simply as "services" within the Business Environment section of Management's Discussion and Analysis.
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
Orders and Remaining Performance Obligations
Orders: For the three months ended June 30, 2018, we recognized orders of $6.0 billion, an increase of $2.9 billion, or 91%, from the three months ended June 30, 2017. The increase in orders was driven by the acquisition of

BHGE LLC 2018 Second Quarter FORM 10-Q | 34

Baker Hughes which contributed $2.8 billion. Service orders were up 96% and equipment orders were up 85%. For the six months ended June 30, 2018, we recognized orders of $11.3 billion, an increase of $5.6 billion, or 97%, from the six months ended June 30, 2017. The increase in orders was driven by the acquisition of Baker Hughes which contributed $5.4 billion. Service orders were up 94% and equipment orders were up 103%.
Remaining Performance Obligations (RPO): As of June 30, 2018, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $20.9 billion, of which equipment was $5.5 billion and service was $15.4 billion.

BHGE LLC 2018 Second Quarter FORM 10-Q | 35

Revenue and Segment Operating Income (Loss) Before Tax
Revenue and segment operating income (loss) for each of our four operating segments is provided below.

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2018	2017		2018	2017
Revenue:
Oilfield Services	$2,884	$228	$2,656	$5,562	$440	$5,122
Oilfield Equipment	617	681	(64)	1,281	1,397	(116)
Turbomachinery & Process Solutions	1,385	1,586	(201)	2,845	3,230	(385)
Digital Solutions	662	520	142	1,260	1,011	249
Total	$5,548	$3,015	$2,533	$10,947	$6,079	$4,868
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

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2018	2017		2018	2017
Segment operating income (loss):
Oilfield Services	$189	$(66)	$255	$330	$(123)	$453
Oilfield Equipment	(12)	17	(29)	(18)	67	(85)
Turbomachinery & Process Solutions	113	122	(9)	232	374	(142)
Digital Solutions	96	79	17	169	163	6
Total segment operating income	387	152	235	714	481	232
Corporate	(98)	(70)	(28)	(196)	(190)	(6)
Inventory impairment	(15)	(4)	(11)	(76)	(19)	(57)
Restructuring, impairment and other	(146)	(59)	(87)	(308)	(101)	(207)
Merger and related costs	(50)	(85)	35	(96)	(151)	55
Operating income (loss)	78	(66)	144	37	20	17
Other non operating income, net	43	50	(7)	45	58	(13)
Interest expense, net	(63)	(14)	(49)	(109)	(34)	(75)
Income (loss) before income taxes and equity in loss of affiliate	58	(30)	88	(27)	44	(71)
Equity in loss of affiliate	(34)	—	(34)	(54)	—	(54)
Benefit (provision) for income taxes	(62)	10	(72)	(100)	2	(102)
Net income (loss)	$(38)	$(20)	$(18)	$(181)	$46	$(227)
Segment Revenues and Segment Operating Income
Second Quarter of 2018 Compared to the Second Quarter of 2017
Revenue increased $2,533 million, or 84%, primarily driven by the acquisition of Baker Hughes. Oilfield Services increased $2,656 million, and Digital Solutions increased $142 million, partially offset with the decrease in

BHGE LLC 2018 Second Quarter FORM 10-Q | 36

our longer cycle businesses, Turbomachinery & Process Solutions of $201 million and Oilfield Equipment of $64 million.
Total segment operating income increased $235 million. The increase was primarily driven by Oilfield Services, which increased $255 million and Digital Solutions, which increased $17 million partially offset by Oilfield Equipment, which decreased $29 million and Turbomachinery & Process Solutions, which decreased $9 million.
Oilfield Services
Oilfield Services revenue increased $2,656 million in the second quarter of 2018 compared to the second quarter of 2017, as a result of the acquisition of Baker Hughes which added $2,696 million of revenue. North America revenue was $1,174 million and International revenue was $1,710 million in the second quarter of 2018.
Oilfield Services segment operating income was $189 million in the second quarter of 2018 compared to a loss of $66 million in the second quarter of 2017. The acquisition of Baker Hughes drove the increase in operating income.
Oilfield Equipment
Oilfield Equipment revenue decreased $64 million, or 9%, in the second quarter of 2018 compared to the second quarter of 2017. The decrease was driven by lower RPO in the Subsea Production Systems business, as well as lower volume across the Drilling Systems and Subsea Services businesses. These declines were partially offset with higher volume in the Surface Pressure Control and Flexible Pipe businesses.
Oilfield Equipment segment operating loss was $12 million in the second quarter of 2018 compared to segment operating income of $17 million in the second quarter of 2017. The loss was driven primarily by lower cost productivity and to a lesser extent by lower volume.
Turbomachinery & Process Solutions
Turbomachinery & Process Solutions revenue of $1,385 million decreased $201 million, or 13%, in the second quarter of 2018 compared to the second quarter of 2017. The decrease was driven by lower volume for new units and contractual services in the upstream business, partially offset by increased volume in transactional services and revenue in the downstream business. Equipment revenue in the quarter represented 38%, and service revenue represented 62% of total revenue. Equipment revenue was down 24%, driven by decreases across all product lines, specifically in onshore and offshore production. Service revenue was down 4% year-over-year.
Turbomachinery & Process Solutions segment operating income was $113 million in the second quarter of 2018 compared to segment operating income of $122 million in the second quarter of 2017. The decline in profitability is driven primarily by lower volume and to a lesser extent by a one-time charge of $30 million to remediate quality issues specific to a long-term equipment project, partially offset by favorable cost productivity.
Digital Solutions
Digital Solutions revenue increased $142 million, or 27%, in the second quarter of 2018 compared to the second quarter of 2017, driven primarily by the acquisition of Baker Hughes which added $109 million of revenue and to a lesser extent by achieving a significant milestone on a large software deal.
Digital Solutions segment operating income was $96 million in the second quarter of 2018 compared to $79 million in the second quarter of 2017. The increase in profitability is driven primarily by improved cost productivity and to a lesser extent by increased volume.

BHGE LLC 2018 Second Quarter FORM 10-Q | 37

Corporate
Corporate expenses in the second quarter of 2018 totaled $98 million, an increase of $28 million compared to the second quarter of 2017, primarily from the acquisition of Baker Hughes and partially offset by realized synergies and other cost reductions.
Restructuring, Impairment and Other
For the second quarter of 2018, we recognized $146 million in restructuring charges, an increase of $87 million from the second quarter of 2017. This increase was primarily due to costs driven by the implementation of our synergy plans.
Merger and Related Costs
For the second quarter of 2018, we incurred merger and related costs of $50 million, a decrease of $35 million from the second quarter of 2017. Such costs include integration and other costs related to the combination of Baker Hughes and GE O&G.
Equity in Loss of Affiliate
For the second quarter of 2018, we recorded a loss of $34 million for our share of losses in our equity method investment, BJ Services. The loss in the quarter is mainly attributable to adjustments required to properly reflect equipment repair and reactivation costs in the BJ Services financial statements. BJ Services finalized their 2017 audit in early May this year and the adjustments were identified during that process. There is no cash impact to us.
Interest Expense, Net
For the second quarter of 2018, we incurred interest expense, net of interest income, of $63 million, an increase of $49 million from the second quarter of 2017, primarily driven by $3.95 billion of debt issued in the fourth quarter of 2017 and debt obtained in the Baker Hughes acquisition, partially offset by the reduction in interest expense as we ceased participation in the GE monetization program.
Income Taxes
For the second quarter of 2018, income tax expense was $62 million compared to a tax benefit of $10 million for the prior year quarter. The difference between the U.S. statutory tax rate of 21% and the current effective tax rate is primarily due to $46 million related to losses with no tax benefit due to valuation allowances and $10 million of withholding taxes in certain jurisdictions. The prior year quarter reflects 100% of the taxes associated with U.S. and non-U.S. earnings of the GE O&G business.
The First Six Months of 2018 Compared to the First Six Months of 2017
Revenue increased $4,870 million, or 80%, primarily driven by the acquisition of Baker Hughes. Oilfield Services increased $5,122 million, and Digital Solutions increased $249 million, partially offset with the decrease in Turbomachinery & Process Solutions of $385 million and Oilfield Equipment of $116 million.
Total segment operating income increased $232 million. The increase was primarily driven by Oilfield Services, which increased $453 million and Digital Solutions, which increased $6 million, partially offset by Turbomachinery & Process Solutions, which decreased $142 million, and Oilfield Equipment, which decreased $85 million.
Oilfield Services
Oilfield Services revenue increased $5,122 million in the first six months of 2018 compared to the first six months of 2017, as a result of the acquisition of Baker Hughes which added $5,365 million of revenue.

BHGE LLC 2018 Second Quarter FORM 10-Q | 38

Oilfield Services segment operating income was $330 million in the first six months of 2018 compared to a loss of $123 million in the first six months of 2017. The acquisition of Baker Hughes drove the increase in operating income.
Oilfield Equipment
Oilfield Equipment revenue decreased $116 million, or 8%, in the first six months of 2018 compared to the first six months of 2017. The decrease was driven by lower throughput as a result of decreasing RPO in the Subsea Production Systems business, as well as lower convertible orders across the Drilling Systems and Flexible Pipe businesses, partially offset with higher volume in the Surface Pressure Control and Services businesses.
Oilfield Equipment segment operating loss was $18 million in the first six months of 2018 compared to segment operating income of $67 million in the first six months of 2017. The loss was driven primarily by negative product mix, and to a lesser extent by lower volume and cost productivity.
Turbomachinery & Process Solutions
Turbomachinery & Process Solutions revenue of $2,845 million decreased $385 million, or 12%, in the first six months of 2018 compared to the first six months of 2017. The decrease was driven by lower volume for new units and services in the upstream segment, partially offset by increased volume in the businesses that serve the downstream segments. Equipment revenue in the first six months of 2018 represented 39%, and Service revenue represented 61% of total revenue.
Turbomachinery & Process Solutions segment operating income was $232 million in the first six months of 2018 compared to segment operating income of $374 million in the first six months of 2017. The decline in profitability is driven primarily by lower volume and to a lesser extent by negative cost productivity, as well as unfavorable equipment and services mix and a one-time charge of $30 million to remediate quality issues specific to a long-term equipment project recorded in the second quarter of 2018.
Digital Solutions
Digital Solutions revenue increased $249 million, or 25%, in the first six months of 2018 compared to the first six months of 2017, driven primarily by the acquisition of Baker Hughes which added $195 million of revenue.
Digital Solutions segment operating income was $169 million in the first six months of 2018 compared to $163 million in first six months of 2017. The increase in profitability is primarily driven by the increase in volume.
Corporate
Corporate expenses in the first six months of 2018 totaled $196 million, an increase of $6 million compared to the first six months of 2017, primarily from the acquisition of Baker Hughes and partially offset by realized synergies and other cost reductions.
Restructuring, Impairment and Other
In the first six months of 2018, we recognized $308 million in restructuring charges, an increase of $207 million from the first six months of 2017. This increase was primarily due to costs driven by the implementation of our synergy plans.
Merger and Related Costs
In the first six months of 2018, we incurred merger and related costs of $96 million, a decrease of $55 million from the first six months of 2017. Such costs include integration and other costs related to the combination of Baker Hughes and GE O&G.

BHGE LLC 2018 Second Quarter FORM 10-Q | 39

Interest Expense, Net
In the first six months of 2018, we incurred interest expense, net of interest income, of $109 million, an increase of $75 million from the first six months of 2017, primarily driven by $3.95 billion of debt issued in the fourth quarter of 2017 and debt obtained in the Baker Hughes acquisition, partially offset by the reduction in interest expense as we ceased participation in the GE monetization program.
Equity in Loss of Affiliate
In the first six months of 2018, we recorded a loss of $54 million for our share of losses in our equity method investment, BJ Services. The losses are mainly attributable to adjustments required to properly reflect equipment repair and reactivation costs in the BJ Services financial statements. BJ Services finalized their 2017 audit in early May this year and the adjustments were identified during that process. There is no cash impact to us.
Income Taxes
For the six months ended June 30 2018, income tax expense was $100 million compared to a tax benefit of $2 million for the six months ended June 30, 2017. The difference between the U.S. statutory tax rate of 21% and the current effective tax rate is primarily due to $96 million related to losses with no tax benefit due to valuation allowances and $17 million of withholding taxes in certain jurisdictions. Since we are a partnership for U.S. federal tax purposes, any tax benefits associated with U.S. losses are recognized by our members and not reflected in our tax expense. The prior year quarter reflects 100% of the taxes associated with U.S. and non-U.S. earnings of the GE O&G business.
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility in order to fund the requirements of our business. At June 30, 2018, we had cash, cash equivalents and restricted cash of $4,859 million compared to $7,026 million at December 31, 2017.
At June 30, 2018, approximately $2.9 billion of our cash and equivalents was held by foreign subsidiaries compared to approximately $3.2 billion at December 31, 2017. A substantial portion of the cash held by foreign subsidiaries at June 30, 2018 has been reinvested in active non-U.S. business operations. At June 30, 2018, our intent is, among other things, to use this cash to fund the operations of our foreign subsidiaries, and we have not changed our indefinite reinvestment decision as a result of U.S. tax reform but will reassess this during the course of 2018. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds, however, due to the enactment of U.S. tax reform, repatriations of foreign earnings will generally be free of U.S. federal tax but may incur other taxes such as withholding or state taxes.

BHGE LLC has a five-year $3 billion committed unsecured revolving credit facility (the 2017 Credit Agreement) with commercial banks maturing in July 2022. The 2017 Credit Agreement contains certain customary representations and warranties, certain affirmative covenants and no negative covenants. Upon the occurrence of certain events of default, our obligations under the 2017 Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the 2017 Credit Agreement, and other customary defaults. At June 30, 2018, we were in compliance with all of the credit facility's covenants.
BHGE LLC has a commercial paper program under which it may issue from time to time up to $3 billion in commercial paper with maturities of no more than 397 days. At June 30, 2018, we had no borrowings outstanding under the commercial paper program. The maximum combined borrowing at any time under both the 2017 Credit Agreement and the commercial paper program is $3 billion.
On November 6, 2017, BHGE announced that its board of directors authorized us to repurchase up to $3 billion of our common units from the GE and BHGE. During the six months ended June 30, 2018, we repurchased 30.7 million of our common units for a total consideration of $1 billion. At June 30, 2018, we had authorization remaining to repurchase up to approximately $1.5 billion of our common units from BHGE and GE.

BHGE LLC 2018 Second Quarter FORM 10-Q | 40

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
During the six months ended June 30, 2018, we used cash to fund a variety of activities including certain working capital needs and restructuring costs, capital expenditures, repurchase of our common units and distribution to members. We believe that cash on hand, cash flows generated from operations and the available credit facility will provide sufficient liquidity to manage our global cash needs.
Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the six months ended June 30:

(In millions)	2018	2017
Operating activities	$426	$(389)
Investing activities	(162)	(130)
Financing activities	(2,381)	1,544
Operating Activities
Our largest source of operating cash is payments from customers, of which the largest component is collecting cash related to sales of products and services including advance payments or progress collections for work to be performed. The primary use of operating cash is to pay our suppliers, employees, tax authorities and others for a wide range of material and services.
Cash flows from operating activities generated cash of $426 million in the six months ended June 30, 2018. These cash inflows were primarily driven by our net loss adjusted for certain noncash items (depreciation, amortization and provision for deferred taxes) partially offset by cash usage of approximately $210 million related to restructuring and merger related payments. Net working capital was flat in the six months ended June 30, 2018, mainly due to higher inventory to sustain expected volume growth offset by higher payables to suppliers.
Investing Activities
Cash flows from investing activities used cash of $162 million and $130 million for the six months ended June 30, 2018 and 2017, respectively.
Our principal recurring investing activity is the funding of capital expenditures including property, plant and equipment and software, to support and generate revenue from operations. Expenditures for capital assets were $411 million and $143 million for the six months ended June 30, 2018 and 2017, respectively, partially offset by proceeds from the sale of property, plant and equipment of $181 million and $12 million for the six months ended June 30, 2018 and 2017, respectively. We also received cash proceeds from the sale of businesses of $56 million and $25 million for the six months ended June 30, 2018 and 2017, respectively.
Financing Activities
Cash flows from financing activities used cash of $2,381 million and generated cash of $1,544 million for the six months ended June 30, 2018 and 2017, respectively.
Repayment of long-term debt during the six months ended June 30, 2018, consisted primarily of the repayment of the remaining outstanding 2018 Senior Notes for a total consideration of $637 million.
As part of the authorization to repurchase $3 billion of our common units, during the six months ended June 30, 2018, we also used cash of $1,025 million to repurchase our common units, on a pro rata basis from BHGE and GE. Additionally, we made a distribution to our members of $403 million.

BHGE LLC 2018 Second Quarter FORM 10-Q | 41

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
Customer receivables: In line with industry practice, we may bill our customers for services provided in arrears dependent upon contractual terms. In a challenging economic environment, we may experience delays in the payment of our invoices due to customers' lower cash flow from operations or their more limited access to credit markets. While historically there have not been material non-payment events, we attempt to mitigate this risk through working with our customers to restructure their debts. A customer's failure or delay in payment could have a material adverse effect on our short-term liquidity and results from operations. As of June 30, 2018, 20% of our gross trade receivables were from customers in the United States. Other than the United States, no other country or single customer accounted for more than 10% of our gross trade receivables at this date. As of December 31, 2017, 20% of our gross trade receivables were from customers in the United States.
International operations: Our cash that is held outside the U.S. is 62% of the total cash balance as of June 30, 2018. We may not be able to use this cash quickly and efficiently due to exchange or cash controls that could make it challenging. As a result, our cash balance may not represent our ability to quickly and efficiently use this cash.
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
In January 2016, the U.S. Department of Treasury’s Office of Foreign Assets Control (OFAC) issued General License H authorizing U.S.-owned or controlled foreign entities to engage in transactions with Iran if these entities meet the requirements of the general license. On May 8, 2018, President Trump announced that the United States will cease participation in the Joint Comprehensive Plan of Action (JCPOA) and begin re-imposing the U.S. nuclear-related sanctions. On June 27, 2018, OFAC revoked General License H and added Section 560.537 to the Iranian Transactions and Sanctions Regulations (ITSR), which authorizes all transactions and activities that are ordinarily incident and necessary to the winding down of activities previously approved under General License H through November 4, 2018. Prior to May 8, 2018, certain non-U.S. affiliates of BHGE conducted limited activities as described below in accordance with General License H. Non-U.S. affiliates of BHGE expect to wind down activities in Iran by November 4, which may include the collection of payments for previously completed work. All of these activities are conducted in accordance with all applicable laws and regulations.
A non-U.S. affiliate of BHGE received four purchase orders during the second quarter of 2018 for the sale of goods pursuant to General License H. The purchase orders cover the sale of valves and parts for industrial machinery and equipment used in gas plants, petrochemical plants and gas production projects in Iran, and were all received prior to May 8, 2018. The four purchase orders are individually valued at €0.1 million ($0.2 million), less than €0.1 million ($0.1 million), less than €0.1 million ($0.1 million), and less than €0.1 million ($0.1 million). The non-U.S. affiliate has two additional previously unreported purchase orders from the fourth quarter of 2017, valued at €0.1 million ($0.2 million) and less than €0.1 million ($0.1 million). This non-U.S. affiliate attributed €10.5 million ($12.3 million) in gross revenues and €1.4 million ($1.7 million) in net profits during the quarter ending June 30, 2018 against previously reported transactions.

BHGE LLC 2018 Second Quarter FORM 10-Q | 42

A second non-U.S. affiliate of BHGE received two purchase orders during the second quarter of 2018 covering the sale of valves and other spare parts for use in the petrochemical industry in Iran. These two purchase orders were received prior to May 8, 2018 and are individually valued at €0.1 million ($0.1 million) and less than €0.1 million ($0.1 million). This non-U.S. affiliate attributed less than €0.1 million ($0.1 million) in gross revenues and less than €0.1 million ($0.1 million) in net profits during the quarter ending June 30, 2018 against previously reported transactions.
A third non-U.S. affiliate of BHGE attributed €0.3 million ($0.3 million) in gross revenues and €0.1 million ($0.2 million) in net profits during the quarter ending June 30, 2018 against a previously reported transaction involving the sale of films to be used in the inspection of pipelines in Iran.
These non-U.S. affiliates do not intend to continue the activities described above beyond November 4, 2018. The Company will wind down all of these activities before that date in full compliance with U.S. sanctions.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting us, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” in our 2017 Annual Report. Our exposure to market risk has not changed materially since December 31, 2017.
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

BHGE LLC 2018 Second Quarter FORM 10-Q | 43

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
ITEM 1A. RISK FACTORS
As of the date of this filing, in addition to the risk factors contained in the 2017 Annual Report, the Company and its operations are subject to the following risk factor:
Our Remaining Performance Obligation (RPO) is subject to modification, termination or reduction of orders, which could negatively impact our sales.
Our RPO is comprised of unfilled customer orders for products and product services (expected life of contract sales for product services). Our RPO can be significantly affected by the timing of orders for large projects. Although modifications and terminations of orders may be partially offset by cancellation fees, customers can, and sometimes do, terminate or modify orders. Our failure to replace canceled orders could negatively impact our sales and results of operations. The total dollar amount of the Company’s RPO as of June 30, 2018 was $20.9 billion.
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
ITEM 5. OTHER INFORMATION
None.

BHGE LLC 2018 Second Quarter FORM 10-Q | 44

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

10.1
Outperformance Share Unit Award Agreement between Baker Hughes, a GE company and Lorenzo Simonelli dated as of June 1, 2018 (incorporated by reference as Exhibit 10.1 to the Current Report of Baker Hughes, a GE company, LLC on Form 8-K filed on June 1, 2018).

10.2
Restricted Stock Unit Award Agreement between Baker Hughes, a GE company and Lorenzo Simonelli dated as of June 1, 2018 (incorporated by reference as Exhibit 10.2 to the Current Report of Baker Hughes, a GE company, LLC on Form 8-K filed on June 1, 2018).

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

BHGE LLC 2018 Second Quarter FORM 10-Q | 45

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Baker Hughes, a GE company, LLC (Registrant)

Date:	July 30, 2018	By:	/s/ BRIAN WORRELL
Brian Worrell
Chief Financial Officer

Date:	July 30, 2018	By:	/s/ KURT CAMILLERI
Kurt Camilleri
Vice President, Controller and Chief Accounting Officer

BHGE LLC 2018 Second Quarter FORM 10-Q | 46