Form 10-Q
period 2018-09-30
BAKER HUGHES a GE Co LLC
filed 2018-10-30
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
YES ☐ NO ☑
As of October 22, 2018, all of the common units of the registrant are held by affiliates of the registrant. None of the common units are publicly traded.

Baker Hughes, a GE company, LLC

BHGE LLC 2018 Third Quarter FORM 10-Q | i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Baker Hughes, a GE company, LLC
Condensed Consolidated and Combined Statements of Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit amounts)	2018	2017	2018	2017
Revenue:
Sales of goods	$3,142	$3,110	$9,421	$7,619
Sales of services	2,523	2,191	7,191	3,761
Total revenue	5,665	5,301	16,612	11,380

Costs and expenses:
Cost of goods sold	2,819	2,587	8,371	6,377
Cost of services sold	1,873	1,762	5,491	2,826
Selling, general and administrative expenses	608	795	1,944	1,748
Restructuring, impairment and other	66	191	374	292
Merger and related costs	17	159	113	310
Total costs and expenses	5,383	5,494	16,293	11,553
Operating income (loss)	282	(193)	319	(173)
Other non operating income, net	6	4	51	62
Interest expense, net	(55)	(41)	(164)	(75)
Income (loss) before income taxes and equity in loss of affiliate	233	(230)	206	(186)
Equity in loss of affiliate	(85)	(13)	(139)	(13)
Provision for income taxes	(108)	(117)	(208)	(115)
Net income (loss)	40	(360)	(141)	(314)
Less: Net income attributable to noncontrolling interests	1	1	14	5
Net income (loss) attributable to Baker Hughes, a GE company, LLC	$39	$(361)	$(155)	$(319)

Cash distribution per common unit	$0.18	$0.17	$0.54	$0.17
See accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

BHGE LLC 2018 Third Quarter FORM 10-Q | 1

Baker Hughes, a GE company, LLC
Condensed Consolidated and Combined Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Net income (loss)	$40	$(360)	$(141)	$(314)
Less: Net income attributable to noncontrolling interests	1	1	14	5
Net income (loss) attributable to Baker Hughes, a GE company, LLC	39	(361)	(155)	(319)
Other comprehensive income (loss):
Investment securities	(1)	1	(3)	2
Foreign currency translation adjustments	(88)	265	(312)	192
Cash flow hedges	(2)	9	(1)	17
Benefit plans	1	(4)	3	(6)
Other comprehensive income (loss)	(90)	271	(313)	205
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	1	(1)	4
Other comprehensive income (loss) attributable to Baker Hughes, a GE company, LLC	(90)	270	(312)	201
Comprehensive loss	(50)	(89)	(454)	(109)
Less: Comprehensive loss attributable to noncontrolling interests	1	2	13	9
Comprehensive loss attributable to Baker Hughes, a GE company, LLC	$(51)	$(91)	$(467)	$(118)
See accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

BHGE LLC 2018 Third Quarter FORM 10-Q | 2

Baker Hughes, a GE company, LLC
Condensed Consolidated and Combined Statements of Financial Position
(Unaudited)

(In millions)	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash, cash equivalents and restricted cash (1)	$4,741	$7,026
Current receivables, net	5,938	6,128
Inventories, net	4,681	4,507
All other current assets	863	872
Total current assets	16,223	18,533
Property, plant and equipment (net of accumulated depreciation of $3,517 and $2,817)	6,226	6,959
Goodwill	20,496	19,654
Other intangible assets, net	5,831	6,358
Contract and other deferred assets	2,001	2,044
All other assets	1,452	2,073
Deferred income taxes	1,212	715
Total assets (1)	$53,441	$56,336
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,702	$3,377
Short-term debt and current portion of long-term debt (1)	1,000	2,037
Progress collections and deferred income	1,587	1,775
All other current liabilities	2,170	2,046
Total current liabilities	8,459	9,235
Long-term debt	6,293	6,312
Deferred income taxes	146	332
Liabilities for pensions and other postretirement benefits	1,082	1,172
All other liabilities	1,024	889
Members' equity:
Members' capital (common units 1,100 and 1,129, issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	39,155	40,678
Retained loss	(629)	(541)
Accumulated other comprehensive loss	(2,193)	(1,881)
Baker Hughes, a GE company, LLC members' equity	36,333	38,256
Noncontrolling interests	104	140
Total equity	36,437	38,396
Total liabilities and equity	$53,441	$56,336

(1)
Total assets include $936 million and $1,124 million of assets held on behalf of GE, of which $780 million and $997 million is cash and cash equivalents and $156 million and $127 million is investment securities at September 30, 2018 and December 31, 2017, respectively, and a corresponding amount of liability is reported in short-term borrowings. See "Note 16. Related Party Transactions" for further details.

See accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

BHGE LLC 2018 Third Quarter FORM 10-Q | 3

Baker Hughes, a GE company, LLC
Condensed Consolidated and Combined Statements of Changes in Members' Equity
(Unaudited)

(In millions, except per unit amounts)	Common Unitholders	Parent's Net Investment	Retained Loss	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance at December 31, 2017	$40,678	$—	$(541)	$(1,881)	$140	$38,396
Effect of adoption of ASU 2016-16 on taxes (1)			67			67
Comprehensive income (loss):
Net income (loss)			(155)		14	(141)
Other comprehensive loss				(312)	(1)	(313)
Regular cash distribution to members ($0.54 per unit)	(601)					(601)
Other cash distribution to members	(37)					(37)
Repurchase of common units	(1,000)					(1,000)
BHGE Stock-based compensation cost	90					90
Other	25				(49)	(24)
Balance at September 30, 2018	$39,155	$—	$(629)	$(2,193)	$104	$36,437

(In millions, except per unit amounts)	Common Unitholders	Parent's Net Investment	Retained Loss	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance at June 30, 2018	$39,356	$—	$(668)	$(2,103)	$109	$36,694
Comprehensive income (loss):
Net income			39		1	40
Other comprehensive loss				(90)		(90)
Regular cash distribution to members ($0.18 per unit)	(198)					(198)
Other cash distribution to members	(37)					(37)
BHGE Stock-based compensation cost	31					31
Other	3				(6)	(3)
Balance at September 30, 2018	$39,155	$—	$(629)	$(2,193)	$104	$36,437

(1)	See "Note 1. Basis of Presentation and Summary of Significant Accounting Policies" for further details.
See accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

BHGE LLC 2018 Third Quarter FORM 10-Q | 4

Baker Hughes, a GE company, LLC
Condensed Consolidated and Combined Statements of Changes in Members' Equity
(Unaudited)

(In millions, except per unit amounts)	Common Unitholders	Parent's Net Investment	Retained Loss	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance at December 31, 2016	$—	$16,001	$—	$(1,888)	$167	$14,280
Comprehensive income (loss):
Net income		42			4	46
Other comprehensive income (loss)				(69)	3	(66)
Changes in Parent's net investment		1,939				1,939
Net activity related to noncontrolling interests					4	4
Balance at June 30, 2017	—	17,982	—	(1,957)	178	16,203
Changes in Parent's net investment		(1,077)		(13)		(1,090)
Cash contribution received from GE		7,400				7,400
Issuance of common units to GE on business combination	24,305	(24,305)				—
Issuance of common units to BHGE on business combination	24,798				77	24,875
Distribution to BHGE	(7,498)					(7,498)
Activity after business combination of July 3, 2017:
Comprehensive income (loss):
Net income (loss)			(361)		1	(360)
Other comprehensive income				270	1	271
Regular cash distribution to members ($0.17 per unit)	(198)					(198)
Net activity related to noncontrolling interests	(92)				(117)	(209)
Other	23					23
Balance at September 30, 2017	$41,338	$—	$(361)	$(1,700)	$140	$39,417
See accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

BHGE LLC 2018 Third Quarter FORM 10-Q | 5

Baker Hughes, a GE company, LLC
Condensed Consolidated and Combined Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2018	2017
Cash flows from operating activities:
Net loss	$(141)	$(314)
Adjustments to reconcile net loss to net cash flows from (used in) operating activities:
Depreciation and amortization	1,133	716
Provision for deferred income taxes	(126)	(27)
Changes in operating assets and liabilities:
Current receivables	(29)	(366)
Inventories	(335)	195
Accounts payable	458	98
Progress collections and deferred income	(198)	(92)
Contract and other deferred assets	53	(558)
Other operating items, net	(144)	(237)
Net cash flows from (used in) operating activities	671	(585)
Cash flows from investing activities:
Expenditures for capital assets	(653)	(417)
Proceeds from disposal of assets	330	76
Net cash paid for acquisitions	(20)	(3,365)
Other investing items, net	139	(173)
Net cash flows used in investing activities	(204)	(3,879)
Cash flows from financing activities:
Net repayments of short-term debt and other borrowings	(319)	(325)
Repayment of long-term debt	(673)	—
Distributions to members	(638)	(198)
Contribution received from GE	—	7,400
Net transfer from Parent	—	1,574
Repurchase of common units	(1,025)	—
Other financing items, net	(10)	(241)
Net cash flows from (used in) financing activities	(2,665)	8,210
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(87)	48
Increase (decrease) in cash, cash equivalents and restricted cash	(2,285)	3,794
Cash, cash equivalents and restricted cash, beginning of period	7,026	981
Cash, cash equivalents and restricted cash, end of period	$4,741	$4,775
Supplemental cash flows disclosures:
Income taxes paid	$305	$122
Interest paid	$218	$31

See accompanying Notes to Unaudited Condensed Consolidated and Combined Financial Statements.

BHGE LLC 2018 Third Quarter FORM 10-Q | 6

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF THE BUSINESS
Baker Hughes, a GE company, LLC, a Delaware limited liability company (the Company, BHGE LLC, we, us, or our), and the successor to Baker Hughes Incorporated, a Delaware corporation (Baker Hughes) is a world-leading, fullstream oilfield technology provider that has a unique mix of equipment and service capabilities. We conduct business in more than 120 countries and employ approximately 65,000 employees.
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
The Company's financial statements have been prepared on a consolidated basis, effective July 3, 2017, following consummation of the Transactions. Under this basis of presentation, our financial statements consolidate all of our subsidiaries (entities in which we have a controlling financial interest, most often because we hold a majority voting interest). All subsequent periods will also be presented on a consolidated basis. For all periods prior to July 3, 2017, the Company's financial statements were prepared on a combined basis. The combined financial statements combine certain accounts of GE and its subsidiaries that were historically managed as part of its Oil & Gas business and contributed to BHGE LLC as part of the Transactions (refer to "Note 3. Business Acquisition" for further details on the Transactions). Additionally, it also includes certain assets, liabilities and results of operations of other businesses of GE that were also contributed to BHGE LLC as part of the Transactions on a fully retrospective basis (in accordance with the guidance applicable to transactions between entities under common control) based on their carrying values, as reflected in the accounting records of GE. The condensed consolidated and combined statements of income (loss) reflect intercompany expense allocations made to us by GE for certain corporate functions and for shared services provided by GE. See "Note 16. Related Party Transactions" for further information on expenses allocated by GE. The historical financial results in the condensed consolidated and combined financial statements presented may not be indicative of the results that would have been achieved had GE O&G operated as a separate, stand-alone entity during those periods.
In the notes to unaudited condensed consolidated and combined financial statements, all dollar and unit amounts in tabulations are in millions of dollars and units, respectively, unless otherwise indicated. Certain columns and rows in our financial statements and notes thereto may not add due to the use of rounded numbers.

BHGE LLC 2018 Third Quarter FORM 10-Q | 7

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
Cash, Cash Equivalents and Restricted Cash
As of September 30, 2018, and December 31, 2017, we had $1,119 million and $1,190 million, respectively, of cash held in bank accounts that cannot be released, transferred or otherwise converted into a currency that is regularly transacted internationally, due to lack of market liquidity, capital controls or similar monetary or exchange limitations limiting the flow of capital out of the jurisdiction. These funds are available to fund operations and growth in these jurisdictions and we do not currently anticipate a need to transfer these funds to the U.S. Included in these amounts is $593 million and $764 million, as of September 30, 2018 and December 31, 2017, respectively, held on behalf of GE.
Cash, cash equivalents and restricted cash includes a total of $780 million and $997 million of cash at September 30, 2018 and December 31, 2017, respectively, held on behalf of GE, and a corresponding liability is reported in short-term borrowings. See "Note 16. Related Party Transactions" for further details.

As a result of adopting Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-18, Statement of Cash Flows: Restricted Cash, we reclassified our restricted cash of $7 million from ‘all other assets’ to cash, cash equivalents and restricted cash as of December 31, 2017. At September 30, 2018, such cash is no longer considered restricted in nature.
NEW ACCOUNTING STANDARDS ADOPTED
On January 1, 2018, we adopted the FASB ASU No. 2014-09, Revenue from Contracts with Customers, and the related amendments (ASC 606). We elected to adopt the new standard using the full retrospective method, where the standard was applied to each prior reporting period presented and the cumulative effect of applying the standard was recognized at January 1, 2016. In addition, we elected the practical expedient for contract modifications, which essentially means that the terms of the contract that existed at the beginning of the earliest period presented can be assumed to have been in place since the inception of the contract (i.e., not practical to separately evaluate the effects of all prior contract modifications). This standard requires us to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time based on when control of goods and services transfer to a customer. As a result of adoption of the standard, we changed the presentation of our financial statements, including: (1) timing of revenue recognition, and (2) changes in classification between revenue and costs. The standard has no cash impact and, as such, does not affect the economics of our underlying customer contracts. Our policy on recognizing revenue is as follows:
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

BHGE LLC 2018 Third Quarter FORM 10-Q | 8

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

Revenue from Sale of Services
Performance Obligations Satisfied Over Time

Revenue on Oilfield Services is recognized on an overtime basis as performed. We also sell product services under long-term product maintenance or extended warranty agreements in our Turbomachinery & Process Solutions and Oilfield Equipment segments. These agreements require us to maintain the customers' assets over the service agreement contract terms, which generally range from 10 to 20 years. In general, these are contractual arrangements to provide services, repairs, and maintenance of a covered unit (gas turbines for mechanical drive or power generation, primarily on LNG applications, drilling rigs). These services are performed at various times during the life of the contract, thus the costs of performing services are incurred on other than a straight-line basis. We recognize related sales based on the extent of our progress toward completion measured by actual costs incurred in relation to total expected costs. We provide for any loss that we expect to incur on any of these agreements when that loss is probable. BHGE utilizes historical customer data, prior product performance data, statistical analysis, third-party data, and internal management estimates to calculate contract-specific margins. In certain contracts, the total transaction price is variable based on customer utilization, which is excluded from the contract margin until the period that the customer has utilized to appropriately reflect the revenue activity in the period earned.

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

BHGE LLC 2018 Third Quarter FORM 10-Q | 9

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
The change in historical periods to our statements of income (loss) related to the adoption of the standard is summarized below:

	Three Months Ended				Year Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2017	December 31, 2016
Revenue:
Sales of goods	$86	$13	$37	$27	$163	$(26)
Sales of services	(50)	(86)	(33)	(74)	(243)	(161)
Total revenue	36	(73)	4	(47)	(80)	(187)

Operating loss	(14)	(64)	(6)	(91)	(175)	(226)

Net income (loss) and net income (loss) attributable to BHGE LLC	1	(84)	(10)	(57)	(150)	(149)
The increase (decrease) to our statement of financial position related to the adoption of the standard is summarized below:

December 31, 2017
ASSETS
Current receivables, net	$1
Inventories, net	(83)
Contract and other deferred assets	(701)
Deferred income taxes	233

LIABILITIES AND EQUITY
Progress collections and deferred income	$394
All other current liabilities	(64)
Deferred income taxes	(34)
All other liabilities	(83)
Total equity	(763)

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

BHGE LLC 2018 Third Quarter FORM 10-Q | 10

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
The change in historical periods to our statements of income (loss) related to the adoption of ASU No. 2017-07 is summarized below:

	Three Months Ended				Year Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2017	December 31, 2016
Operating income (loss)	$(5)	$(7)	$9	$2	$(1)	$24
Non operating income (loss)	5	7	(9)	(2)	1	(24)
NEW ACCOUNTING STANDARDS TO BE ADOPTED

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU provides that the stranded tax effects from the Tax Cuts and Jobs Act on the balance of other comprehensive earnings may be reclassified to retained earnings. The ASU is effective for periods beginning after December 15, 2018, with an election to adopt early. The ASU is not expected to have a material effect to our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The ASU establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. In July 2018, the FASB issued an ASU that added an alternative transition method, which allows companies to apply the provisions of the new leasing standard on January 1, 2019 through recognition of a cumulative-effect adjustment to retained earnings as of January 1, 2019 (i.e. without retrospectively adjusting comparative periods). We intend to apply this alternative transition method. We are currently in the process of accumulating and evaluating all the necessary information required to properly account for our lease portfolio under the new standard. Additionally, we are implementing an enterprise-wide lease management system to support the ongoing accounting requirements. While we continue to evaluate the effect of the standard on our ongoing financial reporting, we anticipate that the adoption of the ASU is expected to result in the recognition of right of use asset and related liability in the range of approximately $600 million and $750 million with an estimated immaterial effect to our retained earnings and cash flows.

All other new accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

BHGE LLC 2018 Third Quarter FORM 10-Q | 11

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

NOTE 2. REVENUE RELATED TO CONTRACTS WITH CUSTOMERS
DISAGGREGATED REVENUE
We disaggregate our revenue from contracts with customers by primary geographic markets.

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Revenue	2018	2017	2018	2017
U.S.	$1,675	$1,415	$4,718	$2,837
Non-U.S.	3,990	3,886	11,894	8,543
Total	$5,665	$5,301	$16,612	$11,380
REMAINING PERFORMANCE OBLIGATIONS
As of September 30, 2018, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $20.8 billion. We expect to recognize revenue of approximately 45%, 62% and 89% of the total remaining performance obligations within 2, 5, and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.
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

BHGE LLC 2018 Third Quarter FORM 10-Q | 12

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

(3)
Goodwill represents the excess of the total purchase consideration over fair value of the net assets recognized and represents the future economic benefits that we believe will result from combining the operations of GE O&G and Baker Hughes, including expected future synergies and operating efficiencies. Goodwill resulting from the Transactions has been primarily allocated to the Oilfield Services segment, of which $67 million is deductible for tax purposes. See "Note 7. Goodwill and Other Intangible Assets" for allocation of goodwill to all the segments.

During the six months ended June 30, 2018, the Company made measurement period adjustments to reflect facts and circumstances in existence as of the acquisition date. These adjustments resulted in an increase in goodwill from December 31, 2017 of $891 million primarily due to a reduction in the fair value of property, plant and equipment of $362 million, equity method investments of $228 million, intangible assets of $123 million and an increase in other liabilities of $314 million primarily related to uncertain tax positions, warranty, and other sundry liabilities. As a result of the decrease in property, plant and equipment and intangible assets during the six months ended June 30, 2018, we recorded a cumulative decrease to depreciation and amortization expense of $33 million.  We reclassified certain balances to conform to our current presentation.
INCOME TAXES
BHGE LLC is treated as a partnership for U.S. federal income tax purposes. As such, we are is not subject to U.S. federal income tax under current U.S. tax laws. BHGE LLC's foreign subsidiaries, however, have incurred current and deferred foreign income taxes. Our members are each required to take into account for U.S. federal income tax purposes their distributive share of the items of income, gain, loss and deduction, which generally includes our U.S. operations. BHGE and GE are each taxed on their distributive share of income and gain, whether or not a corresponding amount of cash or other property is distributed to them. For assets held indirectly by us through subsidiaries, the taxes attributable to those subsidiaries will be reflected in our condensed consolidated and combined financial statements.
MERGER AND RELATED COSTS
Acquisition costs of $17 million and $159 million, during the three months ended September 30, 2018 and 2017, respectively, and $113 million and $310 million during the nine months ended September 30, 2018 and 2017, respectively, were expensed as incurred and were reported as merger and related costs. Such costs include professional fees of advisors and integration and synergy costs related to the combination of Baker Hughes and GE O&G.
UNAUDITED PRO FORMA INFORMATION
The following unaudited pro forma information has been presented as if the Transactions occurred on January 1, 2016. This information has been prepared by combining the historical results of GE O&G and historical results of

BHGE LLC 2018 Third Quarter FORM 10-Q | 13

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

Significant adjustments to the pro forma information below include recognition of non-recurring direct incremental acquisition costs in 2016 and exclusion of those costs from all other periods presented; amortization associated with an estimate of the acquired intangible assets and reduction of interest expense for fair value adjustments to debt.

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Revenue	$5,301	$16,042
Net loss	(200)	(471)
Net loss attributable to the Company	(202)	(475)
NOTE 4. BUSINESS HELD FOR SALE
On July 18, 2018, we announced the agreement to sell our Natural Gas Solutions (NGS) business for a sales price of $375 million. NGS is part of our Turbomachinery & Process Solutions (TPS) segment and provides commercial and industrial products such as gas meters, chemical injection pumps, pipeline repair products and electric actuators. As of September 30, 2018, the disposal group met the criteria to be classified as held for sale and was reported at its carrying amount which is lower than its fair value less costs to sell. The transactions closed during the first week of October 2018. The gain on sale will be recorded in the fourth quarter of 2018 after allocation of relevant foreign currency translation adjustments and goodwill related to this business.
The following table presents information related to the assets and liabilities of the NGS business that was classified as held for sale and reported in 'all other current assets' and 'all other current liabilities' in our condensed consolidated and combined statement of financial position as of September 30, 2018:

Assets and liabilities of business held for sale	Carrying value at September 30, 2018
Assets
Current receivables	$26
Inventories	27
Property, plant and equipment	29
Intangible assets	42
All other assets	1
Total assets held for sale	$125

Liabilities
Accounts payable	$12
All other liabilities	10
Total liabilities held for sale	$21

Total net assets held for sale	$104

BHGE LLC 2018 Third Quarter FORM 10-Q | 14

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

NOTE 5. CURRENT RECEIVABLES
Current receivables are comprised of the following:

	September 30, 2018	December 31, 2017
Customer receivables	$4,789	$4,700
Related parties	804	914
Other	674	844
Total current receivables	6,267	6,458
Less: Allowance for doubtful accounts	(329)	(330)
Total current receivables, net	$5,938	$6,128
Customer receivables are recorded at the invoiced amount. Related parties primarily consists of amounts owed to us by GE. The "Other" category primarily consists of advance payments to suppliers, indirect taxes and other tax receivables.
NOTE 6. INVENTORIES
Inventories, net of reserves of $455 million and $360 million as of September 30, 2018 and December 31, 2017, respectively, are comprised of the following:

	September 30, 2018	December 31, 2017
Finished goods	$2,626	$2,577
Work in process and raw material	2,055	1,930
Total inventories, net	$4,681	$4,507
We recorded inventory impairments of $12 million in each of the three months ended September 30, 2018 and 2017, and $88 million and $31 million during the nine months ended September 30, 2018 and 2017, respectively, as a result of certain restructuring activities initiated by the Company. Charges for inventory impairments are reported in the "Cost of goods sold" caption of the condensed consolidated and combined statements of income (loss).

BHGE LLC 2018 Third Quarter FORM 10-Q | 15

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
GOODWILL
The changes in the carrying value of goodwill are detailed below by segment:

	Oilfield Services	Oilfield Equipment	Turbo-machinery & Process Solutions	Digital Solutions	Total
Balance at December 31, 2016, gross	$2,779	$3,852	$1,814	$1,989	$10,434
Accumulated impairment at December 31, 2016	(2,633)	(867)	—	(254)	(3,754)
Balance at December 31, 2016	146	2,985	1,814	1,735	6,680
Acquisition (1)	12,778	—	—	—	12,778
Currency exchange and others	8	49	92	47	196
Balance at December 31, 2017	12,932	3,034	1,906	1,782	19,654
Purchase accounting adjustments (1)	(174)	242	394	429	891
Currency exchange and others	2	(16)	(24)	(11)	(49)
Balance at September 30, 2018	$12,760	$3,260	$2,276	$2,200	$20,496

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
Under the income approach, fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We used our internal forecasts to estimate future cash flows and included an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. We derived our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We used discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 10% to 11.5%. Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.
We performed our annual impairment test of goodwill as of July 1, 2018 for all four of our reporting units.  The step one impairment test was performed considering macroeconomic and industry conditions, overall financial

BHGE LLC 2018 Third Quarter FORM 10-Q | 16

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

performance of the reporting unit and long-term forecasts, among other factors, all of which require considerable judgment. Based on the results of our step one testing, the fair values of each of the four reporting units exceeded their carrying values; therefore, the second step of the impairment test was not required to be performed for any of our reporting units and no goodwill impairment was recognized.
As of September 30, 2018, we believe that the goodwill is recoverable for all four reporting units, however, there can be no assurances that the goodwill will not be impaired in future periods.
OTHER INTANGIBLE ASSETS
Intangible assets are comprised of the following:

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technology	$1,115	$(517)	$598	$1,177	$(440)	$737
Customer relationships	3,120	(922)	2,198	3,202	(819)	2,383
Capitalized software	1,123	(800)	323	1,130	(697)	433
Trade names and trademarks	702	(225)	477	757	(159)	598
Other	14	(1)	13	10	—	10
Finite-lived intangible assets	6,074	(2,465)	3,609	6,276	(2,115)	4,161
Indefinite-lived intangible assets (1)	2,222	—	2,222	2,197	—	2,197
Total intangible assets	$8,296	$(2,465)	$5,831	$8,473	$(2,115)	$6,358

(1)	Indefinite-lived intangible assets are principally comprised of the Baker Hughes trade name.
Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from 1 to 30 years. Amortization expense for the three months ended September 30, 2018 and 2017 was $112 million and $152 million, respectively, and $352 million and $301 million, for the nine months ended September 30, 2018 and 2017, respectively. In addition, we incurred $11 million and $80 million of accelerated amortization during the three and nine months ended September 30, 2018, respectively, primarily related to trade names and technology that we ceased to use during the nine months of 2018 as a result of the combination of Baker Hughes and GE O&G.
Estimated amortization expense for the remainder of 2018 and each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
Remainder of 2018	$89
2019	354
2020	316
2021	272
2022	233
2023	215

BHGE LLC 2018 Third Quarter FORM 10-Q | 17

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

NOTE 8. CONTRACT AND OTHER DEFERRED ASSETS
A majority of our long-term product service agreements relate to our Turbomachinery & Process Solutions segment. Contract assets reflect revenue earned in excess of billings on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements and other deferred contract related costs. Contract assets are comprised of the following:

	September 30, 2018	December 31, 2017
Long-term product service agreements	$608	$589
Long-term equipment contract revenue (1)	1,127	1,095
Contract assets (total revenue in excess of billings) (2)	1,735	1,684
Deferred inventory costs (3)	251	360
Non-recurring engineering costs	15	—
Contract and other deferred assets	$2,001	$2,044

(1)	Reflects revenue earned in excess of billings on our long-term contracts to construct technically complex equipment.

(2)	Contract assets (total revenue in excess of billings) were $1,233 million as of January 1, 2017.

(3)	Deferred inventory costs were $276 million as of January 1, 2017, which represents cost deferral for shipped goods and other costs where the criteria for revenue recognition has not yet been met.
Revenue recognized during the three months ended September 30, 2018 and 2017 from performance obligations satisfied (or partially satisfied) in previous periods related to our long-term service agreements was $3 million and $10 million, respectively, and $25 million and $50 million during the nine months ended September 30, 2018 and 2017, respectively. This includes revenue recognized from revisions to cost or billing estimates that may affect a contract’s total estimated profitability resulting in an adjustment of earnings.
NOTE 9. PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract liabilities include progress collections, which reflects billings in excess of revenue, and deferred income on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements. Contract liabilities are comprised of the following:

	September 30, 2018	December 31, 2017
Progress collections	$1,433	$1,456
Deferred income	154	319
Progress collections and deferred income (contract liabilities) (1)	$1,587	$1,775

(1)	Progress collections and deferred income (contract liabilities) were $2,038 million at January 1, 2017.
Revenue recognized during the three months ended September 30, 2018 and 2017 that was included in the contract liabilities at the beginning of the period was $281 million and $254 million, respectively, and $1,287 million and $1,289 million, during the nine months ended September 30, 2018 and 2017, respectively.

BHGE LLC 2018 Third Quarter FORM 10-Q | 18

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

NOTE 10. BORROWINGS
Short-term and long-term borrowings are comprised of the following:

	September 30, 2018	December 31, 2017
Short-term borrowings
Short-term bank borrowings	$20	$171
Current portion of long-term borrowings	—	639
Short-term borrowings from GE	936	1,124
Other borrowings	44	103
Total short-term borrowings	$1,000	$2,037

Long-term borrowings
3.2% Senior Notes due August 2021	$524	$526
2.773% Senior Notes due December 2022	1,245	1,244
8.55% Debentures due June 2024	132	135
3.337% Senior Notes due December 2027	1,342	1,342
6.875% Notes due January 2029	295	308
5.125% Notes due September 2040	1,307	1,311
4.08% Senior Notes due December 2047	1,336	1,337
Capital leases	107	87
Other long-term borrowings	5	22
Total long-term borrowings	6,293	6,312
Total borrowings	$7,293	$8,349
We have a five-year $3 billion committed unsecured revolving credit facility (the 2017 Credit Agreement) with commercial banks maturing in July 2022. The 2017 Credit Agreement contains certain customary representations and warranties, certain affirmative covenants and no negative covenants. Upon the occurrence of certain events of default, our obligations under the 2017 Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the 2017 Credit Agreement, and other customary defaults. No such events of default have occurred. During the nine months ended September 30, 2018, there were no borrowings under the 2017 Credit Agreement.

We have a commercial paper program under which it may issue from time to time up to $3 billion in commercial paper with maturities of no more than 397 days. At September 30, 2018, we had no borrowings outstanding under the commercial paper program. The maximum combined borrowing at any time under both the 2017 Credit Agreement and the commercial paper program is $3 billion.

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
The estimated fair value of total borrowings at September 30, 2018 and December 31, 2017 was $6,983 million and $8,466 million, respectively. For a majority of our borrowings the fair value was determined using quoted period-end market prices. Where market prices are not available, we estimate fair values based on valuation methodologies using current market interest rate data adjusted for our non-performance risk.
See "Note 16. Related Party Transactions" for additional information on the short-term borrowings from GE.

BHGE LLC 2018 Third Quarter FORM 10-Q | 19

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

NOTE 11. EMPLOYEE BENEFIT PLANS
Certain of our U.S. employees are covered under various U.S. GE employee benefit plans, including GE's retirement plans (pension, retiree health and life insurance, and savings benefit plans). In addition, certain United Kingdom (UK) employees participate in the GE UK Pension Plan. We are allocated relevant participation costs for these GE employee benefit plans as part of multi-employer plans. As such, we have not recorded any liabilities associated with our participation in these plans. Expenses associated with our participation in these plans was $46 million and $35 million in the three months ended September 30, 2018 and 2017, respectively, and $126 million and $106 million in the nine months ended September 30, 2018 and 2017, respectively.
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
The components of net periodic cost (benefit) of plans sponsored by us are as follows for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost	$5	$16	$15	$24
Interest cost	18	18	54	32
Expected return on plan assets	(30)	(31)	(90)	(51)
Amortization of net actuarial loss	2	4	6	9
Net periodic cost (benefit)	$(5)	$7	$(15)	$14

The service cost component of the net periodic cost (benefit) is included in operating income (loss) and all other components are included in non operating income (loss) in our condensed consolidated and combined statements of income (loss).

NOTE 12. INCOME TAXES
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

BHGE LLC 2018 Third Quarter FORM 10-Q | 20

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
For the quarter ended September 30, 2018, income tax expense was $108 million compared to a tax expense of $117 million for the prior year quarter. The difference between the U.S. statutory tax rate of 21% and the current effective tax rate is primarily due to $82 million related to losses with no tax benefit due to valuation allowances. Since we are a partnership for U.S. federal tax purposes, any tax benefits associated with U.S. losses are recognized by our members and not reflected in our tax expense.
For the nine months ended September 30, 2018, income tax expense was $208 million compared to a tax expense of $115 million for the nine months ended September 30, 2017. The difference between the U.S. statutory tax rate of 21% and the current effective tax rate is primarily due to $168 million related to losses with no tax benefit due to valuation allowances and $22 million of withholding taxes in certain jurisdictions. Since we are a partnership for U.S. federal tax purposes, any tax benefits associated with U.S. losses are recognized by our members and not reflected in our tax expense. The first six months of the prior year period reflects 100% of the taxes associated with U.S. and non-U.S. earnings of the GE O&G business.
NOTE 13. MEMBERS' EQUITY
COMMON UNITS
The BHGE LLC Agreement provides that initially there is one class of common units, which are currently held by BHGE, indirectly through EHHC and CFC Holdings, LLC (CFC Holdings), and by GE and certain indirectly wholly-owned subsidiaries of GE. If BHGE issues a share of Class A common stock, including in connection with an equity incentive or similar plan, we will also issue a corresponding common unit to BHGE or one of its direct subsidiaries. For the three and nine months ended September 30, 2018, we issued 530 thousand and 1,454 thousand, respectively, of common units to BHGE in connection with the issuance of Class A common stock by BHGE. As of September 30, 2018, GE owns approximately 62.5% of our common units and BHGE owns approximately 37.5% of the common units.
The following table presents the changes in the number of common units outstanding (in thousands):

	Common Units Held by BHGE	Common Units Held by GE
Balance at December 31, 2017	422,208	706,985
Issue of units to BHGE under equity incentive plan	1,454	—
Repurchase of common units (1)	(11,501)	(19,241)
Balance at September 30, 2018	412,161	687,743

(1)
On November 2, 2017, BHGE's board of directors authorized us to repurchase up to $3 billion of our common units from BHGE and GE. During the nine months ended September 30, 2018, we repurchased and canceled 30,742,152 units for a total of $1 billion.  We did not repurchase any common units during the three months ended September 30, 2018. At September 30, 2018, we had authorization remaining to repurchase up to approximately $1.5 billion of common units from BHGE and GE.

BHGE LLC 2018 Third Quarter FORM 10-Q | 21

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL)
The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Investment Securities	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$1	$(1,824)	$2	$(60)	$(1,881)
Other comprehensive income (loss) before reclassifications	(2)	(312)	(1)	5	(310)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	—
Deferred taxes	(1)	—	—	(2)	(3)
Other comprehensive income (loss)	(3)	(312)	(1)	3	(313)
Less: Other comprehensive loss attributable to noncontrolling interests	—	(1)	—	—	(1)
Balance at September 30, 2018	$(2)	$(2,135)	$1	$(57)	$(2,193)

	Investment Securities	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$—	$(1,795)	$(10)	$(83)	$(1,888)
Other comprehensive income (loss) before reclassifications	40	202	12	(11)	243
Amounts reclassified from accumulated other comprehensive income (loss)	(39)	—	9	(1)	(31)
Deferred taxes	1	(10)	(4)	6	(7)
Other comprehensive income (loss)	2	192	17	(6)	205
Less: Other comprehensive income attributable to noncontrolling interests	1	1	—	2	4
Less: Other adjustments	—	—	—	13	13
Balance at September 30, 2017	$1	$(1,604)	$7	$(104)	$(1,700)
The amounts reclassified from accumulated other comprehensive loss during the nine months ended September 30, 2018 and 2017 represent realized gains on investment securities, foreign exchange contracts on our cash flow hedges (see "Note 14. Financial Instruments" for additional details) and amortization of net actuarial gain (loss) and prior service credit, which are included in the computation of net periodic pension cost (see "Note 11. Employee Benefit Plans" for additional details). These reclassifications are recorded across the various cost and expense line items within the condensed consolidated and combined statements of income (loss).

BHGE LLC 2018 Third Quarter FORM 10-Q | 22

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

NOTE 14. FINANCIAL INSTRUMENTS
RECURRING FAIR VALUE MEASUREMENTS
Our assets and liabilities measured at fair value on a recurring basis consists of derivative instruments and investment securities.

	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets
Derivatives	$—	$72	$—	$72	$—	$150	$—	$150
Investment securities	63	—	296	359	81	8	304	393
Total assets	63	72	296	431	81	158	304	543

Liabilities
Derivatives	—	(77)	—	(77)	—	(95)	—	(95)
Total liabilities	$—	$(77)	$—	$(77)	$—	$(95)	$—	$(95)
There were no transfers between Level 1, 2 and 3 during the nine months ended September 30, 2018.
The following table provides a reconciliation of recurring Level 3 fair value measurements for investment securities:

Balance at December 31, 2017	$304
Purchases	47
Proceeds at maturity	(55)
Balance at September 30, 2018	$296
The most significant unobservable input used in the valuation of our Level 3 instruments is the discount rate. Discount rates are determined based on inputs that market participants would use when pricing investments, including credit and liquidity risk. An increase in the discount rate would result in a decrease in the fair value of our investment securities. There are no unrealized gains or losses recognized in the condensed consolidated and combined statement of income (loss) on account of any Level 3 instrument still held at the reporting date. At September 30, 2018 and December 31, 2017, we held $156 million and $127 million, respectively, of these investment securities on behalf of GE.

	September 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities
Non-U.S. debt securities (a)	$296	$—	$—	$296	$310	$2	$—	$312
Equity securities (b)	63	—	—	63	81	—	—	81
Total	$359	$—	$—	$359	$391	$2	$—	$393
(a)    All of our non-U.S. debt securities are classified as available for sale instruments and mature within three years.
(b)    These securities have readily determinable fair values and subsequent to the adoption of ASU 2016-01 on January 1, 2018, changes in fair value are recorded to earnings. Gross unrealized gains (losses) recorded to earnings related to these securities were $(9) million and $41 million for the nine months ended September 30, 2018 and 2017, respectively.
FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
Our financial instruments include cash, cash equivalents and restricted cash, current receivables, investments,

BHGE LLC 2018 Third Quarter FORM 10-Q | 23

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of these financial instruments at September 30, 2018 and December 31, 2017 approximates their carrying value as reflected in our condensed consolidated and combined financial statements. For further information on the fair value of our debt, see "Note 10. Borrowings."
DERIVATIVES AND HEDGING
We use derivatives to manage our risks and do not use derivatives for speculation.
The table below summarizes the fair value of all derivatives, including hedging instruments and embedded derivatives.

	September 30, 2018		December 31, 2017
	Assets	(Liabilities)	Assets	(Liabilities)
Derivatives accounted for as hedges
Currency exchange contracts	$—	$(2)	$6	$—

Derivatives not accounted for as hedges
Currency exchange contracts	72	(73)	144	(95)
Commodity derivatives	—	(2)	—	—
Total derivatives	$72	$(77)	$150	$(95)
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

BHGE LLC 2018 Third Quarter FORM 10-Q | 24

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
NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is the number of units of the underlying (for example, the notional principal amount of the debt in an interest rate swap). A substantial majority of the outstanding notional amount of $7.2 billion and $10.2 billion at September 30, 2018 and December 31, 2017, respectively, is related to hedges of anticipated sales and purchases in foreign currency, commodity purchases, and contractual terms in contracts that are considered embedded derivatives and for intercompany borrowings in foreign currencies. We generally disclose derivative notional amounts on a gross basis to indicate the total counterparty risk. Where we have gross purchase and sale derivative contracts for a particular currency, we look to execute these contracts with the same counterparty to reduce our exposure. The corresponding net notional amounts were $2.8 billion and $3.3 billion at September 30, 2018 and December 31, 2017, respectively.
The table below provides additional information about how derivatives are reflected in our condensed consolidated and combined financial statements.

Carrying amount related to derivatives	September 30, 2018	December 31, 2017
Derivative assets	$72	$150
Derivative liabilities	(77)	(95)
Net derivatives	$(5)	$55
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	Cash Flow Hedges		Economic Hedges		Cash Flow Hedges		Economic Hedges
	2018	2017	2018	2017	2018	2017	2018	2017
Effect on hedging instrument	$(2)	$9	$(13)	$144	$(1)	$12	$(6)	$145
Effect on underlying	2	(9)	1	(174)	1	(12)	(24)	(174)
Effect on earnings (1)	$—	$—	$(12)	$(30)	$—	$—	$(30)	$(29)

(1)
For cash flow hedges, the effect on earnings, if any, is primarily related to ineffectiveness. For economic hedges on forecasted transactions, the effect on earnings is substantially offset by future earnings on economically hedged items.

BHGE LLC 2018 Third Quarter FORM 10-Q | 25

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Earnings		Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Earnings
	2018	2017	2018	2017	2018	2017	2018	2017
Currency exchange contracts	$(2)	$9	$—	$—	$(1)	$12	$—	$(9)
We expect to transfer $1 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecast transactions. At September 30, 2018 and December 31, 2017, the maximum term of derivative instruments that hedge forecast transactions was two-years and three-years, respectively. See "Note 13. Members' Equity" for additional information about reclassification out of accumulated other comprehensive income.
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
NOTE 15. SEGMENT INFORMATION
Our operating segments are organized based on the nature of markets and customers. We report our operating results through four operating segments that consists of similar products and services within each segment as described below.
OILFIELD SERVICES (OFS)

OFS provides products and services for onshore and offshore operations across the lifecycle of a well, ranging from drilling, evaluation, completion, production and intervention. Products and services include diamond and tri-cone drill bits, drilling services, including directional drilling technology, measurement while drilling & logging while drilling, downhole completion tools and systems, wellbore intervention tools and services, wireline services, drilling and completions fluids, oilfield and industrial chemicals, pressure pumping, and artificial lift technologies, including electrical submersible pumps.
OILFIELD EQUIPMENT (OFE)

OFE provides a broad portfolio of products and services required to facilitate the safe and reliable flow of hydrocarbons from the subsea wellhead to the surface. Products and services include pressure control equipment and services, subsea production systems and services, drilling equipment, and flexible pipeline systems. OFE designs and manufactures onshore and offshore drilling and production systems and equipment for floating production platforms and provides a full range of services related to onshore and offshore drilling activities.
TURBOMACHINERY & PROCESS SOLUTIONS (TPS)
TPS provides equipment and related services for mechanical-drive, compression and power-generation applications across the oil and gas industry as well as products and services to serve the downstream segments of

BHGE LLC 2018 Third Quarter FORM 10-Q | 26

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

the industry including refining, petrochemical, distributed gas, flow and process control and other industrial applications.  The TPS portfolio includes drivers (aero-derivative gas turbines, heavy-duty gas turbines and synchronous and induction electric motors), compressors (centrifugal and axial, direct drive high speed, integrated, subsea compressors, turbo expanders and reciprocating), turn-key solutions (industrial modules and waste heat recovery), pumps, valves, and compressed natural gas (CNG) and small-scale liquefied natural gas (LNG) solutions used primarily for shale oil and gas field development.
DIGITAL SOLUTIONS (DS)
DS provides equipment and services for a wide range of industries, including oil & gas, power generation, aerospace, metals, and transportation. The offerings include sensor-based measurement, non-destructive testing and inspection, turbine, generator and plant controls and condition monitoring, as well as pipeline integrity solutions.
SEGMENT RESULTS
Summarized financial information is shown in the following tables. Consistent accounting policies have been applied by all segments within the Company, for all reporting periods. The results of operations for the nine months ended September 30, 2018 may not be comparable to the results of operations for the nine months ended September 30, 2017 as it excludes the results of Baker Hughes prior to the date of the business combination.

	Three Months Ended September 30,		Nine Months Ended September 30,
Segments revenue	2018	2017	2018	2017
Oilfield Services	$2,993	$2,661	$8,554	$3,101
Oilfield Equipment	631	613	1,912	2,011
Turbomachinery & Process Solutions	1,389	1,414	4,233	4,644
Digital Solutions	653	614	1,913	1,624
Total	$5,665	$5,301	$16,612	$11,380

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment income (loss) before income taxes	2018	2017	2018	2017
Oilfield Services	$231	$88	$561	$(35)
Oilfield Equipment	6	(41)	(12)	26
Turbomachinery & Process Solutions	132	134	364	508
Digital Solutions	106	77	275	240
Total segment	475	258	1,189	739
Corporate	(98)	(89)	(294)	(279)
Inventory impairment (1)	(12)	(12)	(88)	(31)
Restructuring, impairment and other	(66)	(191)	(374)	(292)
Merger and related costs	(17)	(159)	(113)	(310)
Other non operating income, net	6	4	51	62
Interest expense, net	(55)	(41)	(164)	(75)
Total	$233	$(230)	$206	$(186)

BHGE LLC 2018 Third Quarter FORM 10-Q | 27

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

(1)	Charges for inventory impairments are reported in the "Cost of goods sold" caption of the condensed consolidated and combined statements of income (loss).

NOTE 16. RELATED PARTY TRANSACTIONS
Following the Transactions, GE and its affiliates have provided and continue to provide a variety of services to us.
In connection with the Transactions on July 3, 2017, we entered into various agreements with GE and its affiliates that govern our relationship with GE following the Transactions including an Intercompany Services Agreement pursuant to which GE and its affiliates and the Company provide certain services to each other. GE provides certain administrative services, GE proprietary technology and use of certain GE trademarks in consideration for a payment of $55 million per year. Costs of $14 million and $42 million, respectively, related to the Intercompany Services Agreement were incurred during the three and nine months ended September 30, 2018. GE may also provide us with certain additional administrative services under the Intercompany Services Agreement, not included as consideration for the $55 million per year payment, and the fees for such services are based on actual usage of such services and historical GE intercompany pricing. In addition, we provide GE and its affiliates with confidential access to certain of our proprietary technology and related developments and enhancements thereto related to GE's operations, products or service offerings.
Prior to the Transactions, GE and its affiliates provided a variety of services and funding to us. The cost of these services was either (a) recognized through our allocated portion of GE's corporate overhead; or (b) billed directly to us. Costs of $76 million for the nine months ended September 30, 2017 were recorded in our condensed consolidated and combined statement of income (loss) in respect of services provided by GE and its affiliates prior to the close of the Transactions.
We sold $74 million and $133 million of products and services to GE and its affiliates during the three months ended September 30, 2018 and 2017, respectively, and $258 million and $507 million, during the nine months ended September 30, 2018 and 2017, respectively. Purchases from GE and its affiliates were $347 million and $345 million during the three months ended September 30, 2018 and 2017, respectively, and $1,273 million and $1,026 million during the nine months ended September 30, 2018 and 2017, respectively.
EMPLOYEE BENEFITS
Certain of our employees are covered under various GE sponsored employee benefit plans, including GE's retirement plans (pension, retiree health and life insurance, and savings benefit plans) and active health and life insurance benefit plans. Further details are provided in "Note 11. Employee Benefit Plans."
RELATED PARTY BALANCES
In connection with the Transactions, we were required to repay any cash in excess of $100 million, net of any third-party debt in GE O&G, to GE. We continue to hold this cash on behalf of GE as such cash cannot be released, transferred or otherwise converted into a non-restricted market currency due to the lack of market liquidity, capital controls or similar monetary or exchange limitations by a Government entity of the jurisdiction in which such cash is situated. Accordingly, on July 3, 2017, we executed a promissory note with GE.  There is no maturity date on the promissory note, but we remain obligated to repay GE such excess cash together with any income or loss we may incur on it, therefore, this obligation is reflected as short-term borrowings. As of September 30, 2018, of the amount due to GE of $936 million, $780 million was held in the form of cash and $156 million was held in the form of investment securities. A corresponding liability is reported in short-term borrowings in the condensed consolidated and combined statements of financial position.
Additionally, the Company has $508 million and $575 million of accounts payable at September 30, 2018 and December 31, 2017, respectively, for services provided by GE in the ordinary course of business. The company has $127 million of current receivable at September 30, 2018 from BHGE.

BHGE LLC 2018 Third Quarter FORM 10-Q | 28

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

TRADE PAYABLES ACCELERATED PAYMENT PROGRAM
Our North American operations participate in accounts payable programs with GE Capital. Invoices are settled with vendors per our payment terms to obtain cash discounts. GE Capital provides funding for the period from the date at which an invoice is eligible for a cash discount through the final termination date for invoice settlement. Our liability associated with the funded participation in the accounts payable programs, which is presented as accounts payable within the condensed consolidated and combined statements of financial position, was $467 million and $293 million as of September 30, 2018 and December 31, 2017, respectively.
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
NOTE 17. COMMITMENTS AND CONTINGENCIES
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

BHGE LLC 2018 Third Quarter FORM 10-Q | 29

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
During 2014, we received notification from a customer related to a possible equipment failure in a natural gas storage system in Northern Germany, which includes certain of our products. The customer initiated arbitral proceedings against us on June 19, 2015, under the rules of the German Institute of Arbitration e.V. (DIS). On August 3, 2016, the customer amended its claims and alleged damages of €202 million plus interest at an annual rate of prime + 5%. Hearings before the arbitration panel were held January 16, 2017 through January 23, 2017, and March 20, 2017 through March 21, 2017. In addition, on September 21, 2015, TRIUVA Kapitalverwaltungsgesellschaft mbH filed a lawsuit in the United States District Court for the Southern District of Texas, Houston Division against the Company and Baker Hughes Oilfield Operations, Inc. alleging that the plaintiff is the owner of gas storage caverns in Etzel, Germany in which the Company provided certain equipment in connection with the development of the gas storage caverns. The plaintiff further alleges that the Company supplied equipment that was either defectively designed or failed to warn of risks that the equipment posed, and that these alleged defects caused damage to the plaintiff's property. The plaintiff seeks recovery of alleged compensatory and punitive damages of an unspecified amount, in addition to reasonable attorneys' fees, court costs and pre-judgment and post-judgment interest. The allegations in this lawsuit are related to the claims made in the June 19, 2015 German arbitration referenced above. On June 7, 2018, the DIS arbitration panel issued a confidential Arbitration Ruling which addressed all claims asserted by the customer. The estimated financial impact of the Arbitration Ruling has been reflected in the Company's financial statements and did not have a material impact. The Company is vigorously contesting the claims made by TRIUVA in the Houston Federal Court. At this time, we are not able to predict the outcome of the claims asserted in the Houston Federal Court.
On July 31, 2015, Rapid Completions LLC filed a lawsuit in federal court in the Eastern District of Texas against Baker Hughes Incorporated, Baker Hughes Oilfield Operations, Inc., and others claiming infringement of U.S. Patent Nos. 6,907,936; 7,134,505; 7,543,634; 7,861,774; and 8,657,009.  On August 6, 2015, Rapid Completions amended its complaint to allege infringement of U.S. Patent No. 9,074,451.  On September 17, 2015, Rapid Completions and Packers Plus Energy Services Inc. sued Baker Hughes Canada Company in the Canada Federal Court on the related Canadian patent 2,412,072. On April 1, 2016, Rapid Completions removed U.S. Patent No. 6,907,936 from its claims in the lawsuit. On April 5, 2016, Rapid Completions filed a second lawsuit in federal court in the Eastern District of Texas against Baker Hughes Incorporated, Baker Hughes Oilfield Operations, Inc. and others claiming infringement of U.S. Patent No. 9,303,501. These patents relate primarily to certain specific downhole completions equipment. The plaintiff has requested a permanent injunction against further alleged infringement, damages in an unspecified amount, supplemental and enhanced damages, and additional relief such as attorney's fees and costs.  During August and September 2016, the United States Patent and Trademark Office (USPTO) agreed to institute an inter-partes review of U.S. Patent Nos 7,861,774; 7,134,505; 7,543,634; 6,907,936; 8,657,009; and 9,074,451. On August 29, 2017, the USPTO issued its final written decisions in the inter-partes reviews of U.S. Patent Nos. 8,657,009 and 9,074,451 finding that all claims of those patents were unpatentable. On August 31, 2017, the USPTO issued its final written decision in the inter-partes review of U.S. Patent 6,907,936 - the patent dropped from the lawsuit by the plaintiffs - finding that all claims of this patent were patentable. On October 27, 2017, Rapid Completions filed its notices of appeal of the USPTO’s final written decision in the inter-partes review of U.S. Patent Nos. 8,657,009 and 9,074,451. On September 26, 2018, the USPTO issued its final written decision in the inter-partes review of U.S. Patent No. 7,134,505 finding all of the challenged claims unpatentable.  On September 27, 2018, the USPTO issued its final written decision in the inter-partes review of U.S. Patent No. 7,543,634 finding all of the challenged claims unpatentable. Trial on the validity of asserted claims from Canada patent 2,412,072, was completed March 9, 2017. On December 7, 2017, the Canadian Court issued its judgment finding the patent claims asserted from Canada patent 2,412,072 against Baker Hughes Canada

BHGE LLC 2018 Third Quarter FORM 10-Q | 30

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated and Combined Financial Statements

Company were invalid. On January 5, 2018, Rapid Completions filed its Notice of Appeal of the Canadian Court’s judgment of invalidity. At this time, we are not able to predict the outcome of these claims.
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
On February 17, 2017, GE Infrastructure Sensing, Inc. (now known as GE Infrastructure Sensing, LLC) (GEIS), a subsidiary of the Company, was served with a lawsuit filed in the Eastern District of New York by a company named Saniteq LLC claiming compensatory damages totaling $500 million plus punitive damages of an unspecified amount. The complaint is captioned Saniteq LLC v. GE Infrastructure Sensing, Inc., No. 17-cv-771 (E.D.N.Y 2017). The complaint generally alleges that GEIS breached a contract being negotiated between the parties and misappropriated unspecified trade secrets. On September 13, 2018, the District Court entered an Order granting GEIS’ Motion for Summary Judgment dismissing Saniteq LLC’s claims in their entirety as a matter of law.  Saniteq LLC filed a notice of appeal from the District Court’s Judgment. At this time, we are not able to predict the outcome of these claims.
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

On July 31, 2018, International Engineering & Construction S.A. (IEC) initiated arbitration proceedings in New York administered by the International Center for Dispute Resolution (ICDR) against the Company and its subsidiaries arising out of a series of sales and service contracts entered between IEC and the Company’s subsidiaries for the sale and installation of LNG plants and related power generation equipment in Nigeria (“Contracts”).   Prior to the filing of the IEC Arbitration, the Company’s subsidiaries made demands for payment due under the Contracts.   On August 15, 2018, the Company’s subsidiaries initiated a separate demand for ICDR arbitration against IEC for claims of additional costs and amounts due under the Contracts.   On October 10, 2018, IEC filed a Petition to Compel Arbitration in the United States District Court for the Southern District of New York against the Company seeking to compel non-signatory BHGE entities to participate in the arbitration filed by IEC. The complaint is captioned International Engineering & Construction S.A. et al. v. Baker Hughes, a GE Company LLC, et al. No. 18-cv-09241 (S.D.N.Y 2018).   IEC alleges breach of contract and other claims against the Company and its subsidiaries and seeks recovery of alleged compensatory damages, in addition to reasonable attorneys' fees, expenses and arbitration costs. IEC alleges that its total damages may exceed $500 million.  The Company intends to vigorously contest the claims made by IEC in the arbitration and litigation proceedings.  At this time, we are not able to predict the outcome of these claims.
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

BHGE LLC 2018 Third Quarter FORM 10-Q | 31

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
PRODUCT WARRANTIES
We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties are as follows:

Balance at December 31, 2017, and 2016, respectively	$164	$74
Provisions	26	27
Expenditures	(83)	(33)
Other (1)	128	97
Balance at September 30, 2018, and 2017, respectively	$235	$165

(1)	Primarily related to the acquisition of Baker Hughes.
OTHER
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees, which totaled approximately $3.5 billion at September 30, 2018. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our financial position, results of operations or cash flows.
NOTE 18. RESTRUCTURING, IMPAIRMENT AND OTHER
We recorded restructuring, impairment and other charges of $66 million and $191 million during the three months ended September 30, 2018 and 2017, respectively, and $374 million and $292 million during the nine months ended September 30, 2018 and 2017. Details of these charges are discussed below.
RESTRUCTURING AND IMPAIRMENT CHARGES
In the current and prior periods, we approved various restructuring plans globally, mainly to consolidate manufacturing and service facilities, rationalize product lines and rooftops, and reduce headcount across various functions. As a result, we recognized a charge of $49 million and $191 million for the three months ended September 30, 2018 and 2017, respectively, and $242 million and $264 million for the nine months ended September 30, 2018 and 2017, respectively. These restructuring initiatives will generate charges post September 30, 2018, and the related estimated remaining charges are approximately $107 million.
The amount of costs not included in the reported segment results is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Oilfield Services	$20	$118	$119	$141
Oilfield Equipment	8	31	26	41
Turbomachinery & Process Solutions	17	16	56	38
Digital Solutions	2	13	18	27
Corporate	2	13	23	17
Total	$49	$191	$242	$264

BHGE LLC 2018 Third Quarter FORM 10-Q | 32

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Property, plant & equipment, net	$18	$68	$55	$80
Employee-related termination expenses	15	87	114	126
Asset relocation costs	7	2	20	7
Environmental remediation costs	—	1	3	8
Contract termination fees	5	16	33	21
Other incremental costs	4	17	17	22
Total	$49	$191	$242	$264
OTHER CHARGES

Other charges included in "Restructuring, impairment and other" of the condensed consolidated and combined statements of income (loss) were $17 million and nil in the three months ended September 30, 2018 and 2017, respectively, and $132 million and $28 million in the nine months ended September 30, 2018 and 2017, respectively. Other charges primarily include accelerated amortization of $11 million and $80 million for the three and nine months ended September 30, 2018, respectively, related to trade names and technology in our Oilfield Services segment. During the nine months ended September 30, 2018, other charges also includes $25 million related to litigation matters recorded at Corporate and costs of $12 million to exit certain operations that impacted our TPS and OFS segments. During the nine months ended September 30, 2017, other charges include currency devaluation charges of $12 million largely driven by significant currency devaluations in Angola and Nigeria.
NOTE 19. SUBSEQUENT EVENTS

On July 18, 2018, the Company announced the agreement to sell its Natural Gas Solution (NGS) business for a sales price of $375 million.  NGS is part of our TPS segment and provides commercial and industrial products such as gas meters, chemical injection pumps, pipeline repair products and electric actuators. The transactions closed during the first week of October 2018.

On October 8, 2018, the Company and Abu Dhabi National Oil Company (ADNOC) signed a strategic partnership agreement. As part of the agreement, the Company will acquire a five percent stake in ADNOC Drilling for a cash consideration of $500 million. This acquisition is expected to close in the fourth quarter of 2018 subject to customary closing conditions and appropriate regulatory approvals.

BHGE LLC 2018 Third Quarter FORM 10-Q | 33

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the condensed consolidated and combined financial statements and the related notes included in Item 1 thereto.
EXECUTIVE SUMMARY
On July 3, 2017, we closed the Transactions to combine GE O&G and Baker Hughes, creating a fullstream oilfield technology provider that has a unique mix of integrated oilfield products, services and digital solutions. The Transactions were executed using a partnership structure, pursuant to which GE O&G and Baker Hughes each contributed their operating assets to the Company. GE holds an approximate 62.5% controlling interest in us and former Baker Hughes shareholders hold an approximate 37.5% interest through the ownership of 100% of Class A common stock of BHGE. GE's interest is held through a voting interest of Class B Common Stock in BHGE and its economic interest through a corresponding number of our common units. The results of operations for the Company include the results of Baker Hughes from July 3, 2017 onward, therefore, the results for the nine months ended September 30, 2018 may not be comparable to the results for the nine months ended September, 2017. The majority of the Baker Hughes business operations are included in the Oilfield Services segment. We operate through our four business segments: Oilfield Services (OFS), Oilfield Equipment (OFE), Turbomachinery & Processing Solutions (TPS), and Digital Solutions (DS). As of September 30, 2018, BHGE LLC employs approximately 65,000 employees and operates in more than 120 countries.
In the third quarter of 2018, we generated revenue of $5,665 million, compared to $5,301 million for the third quarter of 2017. The increase in revenue was primarily driven by increased activity in OFS, and to a lesser extent, by DS and OFE, partially offset by declines in TPS. Income before income taxes and equity in loss of affiliate was $233 million for the third quarter of 2018, and included restructuring and impairment charges of $66 million and merger and related costs of $17 million. The restructuring and impairment charges were recorded as a result of our continued actions to adjust our operations and cost structure. For the third quarter of 2017, loss before income taxes and equity in loss of affiliate was $230 million, which also included restructuring and impairment charges of $191 million, and merger and related costs of $159 million.
In June 2018, GE announced their intention for a full separation from BHGE in an orderly fashion over the next 2 to 3 years.
OUTLOOK
Our business is exposed to a number of different macro factors, which influence our expectations and outlook. All of our outlook expectations are purely based on the market as we see it today, and are subject to changing conditions in the industry.

•
North America onshore activity: in the third quarter of 2018, we experienced an increase in the rig count, as compared to the third quarter of 2017. We expect the increased activity in North America to continue to grow for the remainder of 2018. We remain optimistic about the outlook.

•
International onshore activity: we have seen a moderate increase in rig count activity in the third quarter of 2018 and expect this growth to continue for the remainder of the year, at a moderate rate. We have seen signs of improvement with the increase in commodity prices, but due to continued volatility, we remain cautious as to growth expectations.

•
Offshore projects: as commodity prices have stabilized, we have begun to see increasing customer activity on offshore projects and more final investment decisions being made. Subsea tree awards increased in 2017 and through the first three quarters of 2018, and we expect tree awards to increase for the remainder of 2018 and in 2019, though still at levels well below prior 2012 & 2013 peaks. We expect this growth in offshore projects to positively impact orders.

•
Liquefied Natural Gas (LNG) projects: we have seen two final investment decisions for new LNG capacity thus far in 2018 as customers position to fill the projected supply-demand imbalance in the early to middle

BHGE LLC 2018 Third Quarter FORM 10-Q | 34

part of the next decade. We continue to view the long-term economics of the LNG industry as positive given our outlook for supply and demand.

•
Refinery, petrochemical and industrial projects: in refining, we believe large, complex refineries should gain advantage in a more competitive, oversupplied landscape in 2018 as the industry globalizes and refiners position to meet local demand and secure export potential. In petrochemicals, we continue to see healthy demand and cost-advantaged supply driving projects forward in 2018. The industrial market continues to grow as outdated infrastructure is replaced, policy changes come into effect and power is decentralized. We continue to see growing demand across these markets into 2019.

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
BUSINESS ENVIRONMENT
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position as of and for the nine months ended September 30, 2018 and 2017, and should be read in conjunction with the condensed consolidated and combined financial statements and related notes of the Company.
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
Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Brent oil price ($/Bbl) (1)	$75.07	$52.10	$72.17	$51.75
WTI oil price ($/Bbl) (2)	69.69	48.18	66.93	49.30
Natural gas price ($/mmBtu) (3)	2.93	2.95	2.95	3.01

(1)	Energy Information Administration (EIA) Europe Brent Spot Price per Barrel

(2)	EIA Cushing, OK WTI (West Texas Intermediate) spot price

BHGE LLC 2018 Third Quarter FORM 10-Q | 35

(3)	EIA Henry Hub Natural Gas Spot Price per million British Thermal Unit
Outside North America, customer spending is most heavily influenced by Brent oil prices, which increased during the quarter, ranging from a low of $68.38/Bbl in August 2018 to a high of $82.72/Bbl in September 2018. For the nine months ended September 30, 2018, Brent oil prices averaged $72.17/Bbl, which represented an increase of $20.42/Bbl from the same period last year.
In North America, customer spending is highly driven by WTI oil prices, which declined during the quarter before recovering at quarter end. Overall, WTI oil prices ranged from a high of $74.19/Bbl in July 2018 to a low of $65.07/Bbl in August 2018. For the nine months ended September 30, 2018, WTI oil prices averaged $66.93/Bbl, which represented an increase of $17.63/Bbl from the same period last year.
In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, averaged $2.93/mmBtu in the third quarter of 2018, representing a 0.68% decrease over the prior year. Throughout the quarter, Henry Hub Natural Gas Spot Prices ranged from a low of $2.73/mmBtu in July 2018 to a high of $3.12/mmBtu in September 2018. For the nine months ended September 30, 2018, natural gas prices averaged $2.95/mmBtu, which represented a decrease of $0.06/mmBtu from the same period last year.
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
We have been providing rig counts to the public since 1944. We gather all relevant data through our field service personnel, who obtain the necessary data from routine visits to the various rigs, customers, contractors and other outside sources as necessary. We base the classification of a well as either oil or natural gas primarily upon filings made by operators in the relevant jurisdiction. This data is then compiled and distributed to various wire services and trade associations and is published on our website. We believe the counting process and resulting data is reliable; however, it is subject to our ability to obtain accurate and timely information. Rig counts are compiled weekly for the U.S. and Canada and monthly for all international rigs. Published international rig counts do not include rigs drilling in certain locations, such as Russia, the Caspian region, and onshore China because this information is not readily available.
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
The rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
North America	1,260	1,154	9%	1,214	1,068	14%
International	1,003	947	6%	980	948	3%
Worldwide	2,263	2,101	8%	2,194	2,016	9%
Overall rig count was 2,263 for the third quarter of 2018, an increase of 8% as compared to the same period last year due primarily to North America activity, and a slower increase internationally. Within North America, the

BHGE LLC 2018 Third Quarter FORM 10-Q | 36

increase was primarily driven by the land rig count, which was up 9% and to a lesser extent, offshore rig count, which was up 3%. Internationally, the rig count increase was driven primarily by increases in the Africa region which was up 23%, the Asia-Pacific and Latin America region, which were up 16% and 2%, respectively, partially offset by the Europe region, which was down 3%.
Overall rig count was 2,194 for the nine months ended September 30, 2018, an increase of 9% as compared to the same period last year due primarily to North America activity, and a slower increase internationally. Within North America, the increase was primarily driven by the land rig count, which was up 14%, partially offset by a decrease in the offshore rig count of 8%. Internationally, the rig count increase was driven primarily by increases in the Africa region which was up 15%, the Asia-Pacific and Latin America region, which were up 11% and 2%, respectively, partially offset by the Europe region, which was down 10%.
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

BHGE LLC 2018 Third Quarter FORM 10-Q | 37

Orders and Remaining Performance Obligations
Orders: For the three months ended September 30, 2018, we recognized orders of $5.7 billion, flat year-over- year. Service orders were up 6% and equipment orders were down 8%. For the nine months ended September 30, 2018, we recognized orders of $17.0 billion, an increase of $5.6 billion, or 49%, from the nine months ended September 30, 2017. The increase in orders was driven by the acquisition of Baker Hughes which contributed $5.4 billion. Service orders were up 51% and equipment orders were up 45%.
Remaining Performance Obligations (RPO): As of September 30, 2018, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $20.8 billion.
Revenue and Segment Operating Income (Loss) Before Tax
Revenue and segment operating income (loss) for each of our four operating segments is provided below.

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2018	2017		2018	2017
Revenue:
Oilfield Services	$2,993	$2,661	$332	$8,554	$3,101	$5,453
Oilfield Equipment	631	613	18	1,912	2,011	(99)
Turbomachinery & Process Solutions	1,389	1,414	(25)	4,233	4,644	(411)
Digital Solutions	653	614	39	1,913	1,624	289
Total	$5,665	$5,301	$364	$16,612	$11,380	$5,232

BHGE LLC 2018 Third Quarter FORM 10-Q | 38

The performance of our operating segments is evaluated based on segment operating income (loss), which is defined as income (loss) before income taxes and equity in loss of affiliate and before the following: net interest expense, net other non operating income, corporate expenses, restructuring, impairment and other charges, inventory impairments, merger and related costs, and certain gains and losses not allocated to the operating segments.

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2018	2017		2018	2017
Segment operating income (loss):
Oilfield Services	$231	$88	$143	$561	$(35)	$596
Oilfield Equipment	6	(41)	47	(12)	26	(38)
Turbomachinery & Process Solutions	132	134	(2)	364	508	(144)
Digital Solutions	106	77	29	275	240	35
Total segment operating income	475	258	217	1,189	739	449
Corporate	(98)	(89)	(9)	(294)	(279)	(15)
Inventory impairment	(12)	(12)	—	(88)	(31)	(57)
Restructuring, impairment and other	(66)	(191)	125	(374)	(292)	(82)
Merger and related costs	(17)	(159)	142	(113)	(310)	197
Operating income (loss)	282	(193)	475	319	(173)	492
Other non operating income, net	6	4	2	51	62	(11)
Interest expense, net	(55)	(41)	(14)	(164)	(75)	(89)
Income (loss) before income taxes and equity in loss of affiliate	233	(230)	463	206	(186)	392
Equity in loss of affiliate	(85)	(13)	(72)	(139)	(13)	(126)
Provision for income taxes	(108)	(117)	9	(208)	(115)	(93)
Net income (loss)	$40	$(360)	$400	$(141)	$(314)	$173
Segment Revenues and Segment Operating Income
Third Quarter of 2018 Compared to the Third Quarter of 2017
Revenue increased $364 million, or 7%, primarily driven by increased activity in Oilfield Services. Oilfield Services increased $332 million, Digital Solutions increased $39 million and Oilfield Equipment increased $18 million, partially offset with the decrease in Turbomachinery & Process Solutions of $25 million.
Total segment operating income increased $217 million. The increase was primarily driven by Oilfield Services, which increased $143 million, Oilfield Equipment which increased $47 million and Digital Solutions which increased $29 million, partially offset by Turbomachinery & Process Solutions, which decreased $2 million.
Oilfield Services
Oilfield Services revenue increased $332 million in the third quarter of 2018 compared to the third quarter of 2017, as a result of increased activity. North America revenue was $1,212 million and International revenue was $1,781 million in the third quarter of 2018.
Oilfield Services segment operating income was $231 million in the third quarter of 2018 compared to $88 million of segment operating income in the third quarter of 2017. The increase was primarily driven by synergy benefits and to a lesser extent by volume increases.

BHGE LLC 2018 Third Quarter FORM 10-Q | 39

Oilfield Equipment
Oilfield Equipment revenue increased $18 million, or 3%, in the third quarter of 2018 compared to the third quarter of 2017. The increase was driven by higher volume in the Subsea Production Systems business, Subsea Drilling Systems business, and Surface Pressure Control business. These increases were partially offset by lower volume in the Flexible Pipe business.
Oilfield Equipment segment operating income was $6 million in the third quarter of 2018 compared to segment operating loss of $41 million in the third quarter of 2017. The increase in income was driven primarily by higher cost productivity and to a lesser extent by lower impact from foreign exchange movements and higher volume.
Turbomachinery & Process Solutions
Turbomachinery & Process Solutions revenue of $1,389 million decreased $25 million, or 2%, in the third quarter of 2018 compared to the third quarter of 2017. The decrease was driven by lower volume in the New Units business, partially offset by an increase in volume in the Services as well as the Flow and Process Technologies businesses. Equipment revenue in the quarter represented 38%, and service revenue represented 62% of total revenue. Equipment revenue was down 16% year-over-year, and service revenue was up 9%.
Turbomachinery & Process Solutions segment operating income was $132 million in the third quarter of 2018 compared to segment operating income of $134 million in the third quarter of 2017. The decline in profitability was driven primarily by lower volume, partially offset by deflation benefits and favorable cost productivity.
Digital Solutions
Digital Solutions revenue increased $39 million, or 6%, in the third quarter of 2018 compared to the third quarter of 2017, driven primarily by the Bently and Pipeline and Process Solutions businesses, partially offset with lower volume in the Controls business.
Digital Solutions segment operating income was $106 million in the third quarter of 2018 compared to segment operating income of $77 million in the third quarter of 2017. The increase in profitability was driven primarily by increased productivity including synergy realization, and to a lesser extent by higher volume.
Corporate
Corporate expenses in the third quarter of 2018 totaled $98 million, an increase of $9 million compared to the third quarter of 2017, primarily due to foreign exchange movements, partially offset by realized synergies.
Restructuring, Impairment and Other
For the third quarter of 2018, we recognized $66 million in restructuring and impairment charges, a decrease of $125 million from the third quarter of 2017, primarily from reduced activity as we finalize our restructuring plans.
Merger and Related Costs
For the third quarter of 2018, we incurred merger and related costs of $17 million, a decrease of $142 million from the third quarter of 2017, as we finalize our merger and related activities.
Equity in Loss of Affiliate
For the third quarter of 2018, we recorded a loss of $85 million related to our equity method investment in BJ Services. As a result, we will discontinue applying the equity method.  We will resume application of the equity method only after our share of unrecognized net income equals our share of net loss not recognized during the period the equity method was suspended.  There was no cash impact to us.

BHGE LLC 2018 Third Quarter FORM 10-Q | 40

Interest Expense, Net
For the third quarter of 2018, we incurred interest expense, net of interest income, of $55 million, an increase of $14 million from the third quarter of 2017, primarily driven by $3.95 billion of debt issued in the fourth quarter of 2017, partially offset by the reduction in interest expense as we ceased participation in the GE monetization program.
Income Taxes
For the quarter ended September 30, 2018, income tax expense was $108 million compared to a tax expense of $117 million for the prior year quarter. The difference between the U.S. statutory tax rate of 21% and the current effective tax rate is primarily due to $82 million related to losses with no tax benefit due to valuation allowances. Since we are a partnership for U.S. federal tax purposes, any tax benefits associated with U.S. losses are recognized by our members and not reflected in our tax expense.
The First Nine Months of 2018 Compared to the First Nine Months of 2017
Revenue increased $5,232 million, or 46%, primarily driven by the acquisition of Baker Hughes. Oilfield Services increased $5,453 million, and Digital Solutions increased $289 million, partially offset with the decrease in Turbomachinery & Process Solutions of $411 million and Oilfield Equipment of $99 million.
Total segment operating income increased $449 million. The increase was primarily driven by Oilfield Services, which increased $596 million, and Digital Solutions, which increased $35 million, partially offset by Turbomachinery & Process Solutions, which decreased $144 million, and Oilfield Equipment, which decreased $38 million.
Oilfield Services
Oilfield Services revenue increased $5,453 million in the first nine months of 2018 compared to the first nine months of 2017, as a result of the acquisition of Baker Hughes which added $5,170 million of revenue.
Oilfield Services segment operating income was $561 million in the first nine months of 2018 compared to a loss of $35 million in the first nine months of 2017. The additional contribution from the acquisition of Baker Hughes, and to a lesser extent synergy benefits, drove the increase in operating income.
Oilfield Equipment
Oilfield Equipment revenue decreased $99 million, or 5%, in the first nine months of 2018 compared to the first nine months of 2017. The decrease was driven by lower throughput as a result of decreasing RPO in the Subsea Production Systems business, as well as lower convertible orders across the Flexible Pipe and Drilling Systems businesses, partially offset with higher volume in the Surface Pressure Control and Services businesses.
Oilfield Equipment segment operating loss was $12 million in the first nine months of 2018 compared to segment operating income of $26 million in the first nine months of 2017. The loss was driven primarily by a negative mix of long-term projects, and to a lesser extent by lower cost productivity and volume.
Turbomachinery & Process Solutions
Turbomachinery & Process Solutions revenue of $4,233 million decreased $411 million, or 9%, in the first nine months of 2018 compared to the first nine months of 2017. The decrease was driven by lower volume for the New Units and Services businesses in the upstream segment, partially offset by increased volume in the businesses that serve the downstream segments. Equipment revenue in the first nine months of 2018 represented 39%, and Service revenue represented 61% of total revenue.
Turbomachinery & Process Solutions segment operating income was $364 million in the first nine months of 2018 compared to segment operating income of $508 million in the first nine months of 2017. The decline in profitability was driven primarily by lower volume, and to a lesser extent by negative cost productivity, as well as

BHGE LLC 2018 Third Quarter FORM 10-Q | 41

unfavorable equipment and services mix. In addition, a one-time charge of $30 million to remediate quality issues specific to a long-term equipment project was recorded in the second quarter of 2018.
Digital Solutions
Digital Solutions revenue increased $289 million, or 18%, in the first nine months of 2018 compared to the first nine months of 2017, driven primarily by the acquisition of Baker Hughes which added $195 million of revenue.
Digital Solutions segment operating income was $275 million in the first nine months of 2018 compared to segment operating income of $240 million in first nine months of 2017. The increase in profitability was driven by positive cost productivity, including synergy benefits.
Corporate
Corporate expenses in the first nine months of 2018 totaled $294 million, an increase of $15 million compared to the first nine months of 2017, primarily from the additional expenses related to the acquisition of Baker Hughes partially offset by realized synergies.
Restructuring, Impairment and Other
In the first nine months of 2018, we recognized $374 million in restructuring and impairment charges, an increase of $82 million from the first nine months of 2017. This increase was primarily due to costs driven by the implementation of our synergy plans.
Merger and Related Costs
In the first nine months of 2018, we incurred merger and related costs of $113 million, a decrease of $197 million from the first nine months of 2017. This decrease was primarily due to a decline in merger and integration costs as we finalize our merger related activities.
Interest Expense, Net
In the first nine months of 2018, we incurred interest expense, net of interest income, of $164 million, an increase of $89 million from the first nine months of 2017, primarily driven by $3.95 billion of debt issued in the fourth quarter of 2017 and debt obtained in the Baker Hughes acquisition, partially offset by the reduction in interest expense as we ceased participation in the GE monetization program.
Equity in Loss of Affiliate
In the first nine months of 2018, we recorded a loss of $139 million related to our equity method investment in BJ Services. As a result, we will discontinue applying the equity method.  We will resume application of the equity method only after our share of unrecognized net income equals our share of net loss not recognized during the period the equity method was suspended. There is no cash impact to us.
Income Taxes
For the nine months ended September 30, 2018, income tax expense was $208 million compared to a tax expense of $115 million for the nine months ended September 30, 2017. The difference between the U.S. statutory tax rate of 21% and the current effective tax rate is primarily due to $168 million related to losses with no tax benefit due to valuation allowances and $22 million of withholding taxes in certain jurisdictions. Since we are a partnership for U.S. federal tax purposes, any tax benefits associated with U.S. losses are recognized by our members and not reflected in our tax expense. The first six months of the prior year period reflects 100% of the taxes associated with U.S. and non-U.S. earnings of the GE O&G business.

BHGE LLC 2018 Third Quarter FORM 10-Q | 42

LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility in order to fund the requirements of our business. At September 30, 2018, we had cash, cash equivalents and restricted cash of $4,741 million compared to $7,026 million at December 31, 2017.
At September 30, 2018, approximately $3.2 billion of our cash and equivalents was held by foreign subsidiaries compared to approximately $3.2 billion at December 31, 2017. A substantial portion of the cash held by foreign subsidiaries at September 30, 2018 has been reinvested in active non-U.S. business operations. At September 30, 2018, our intent is, among other things, to use this cash to fund the operations of our foreign subsidiaries, and we have not changed our indefinite reinvestment decision as a result of U.S. tax reform but will reassess this during the course of 2018. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds, however, due to the enactment of U.S. tax reform, repatriations of foreign earnings will generally be free of U.S. federal tax but may incur other taxes such as withholding or state taxes.

BHGE LLC has a five-year $3 billion committed unsecured revolving credit facility (the 2017 Credit Agreement) with commercial banks maturing in July 2022. The 2017 Credit Agreement contains certain customary representations and warranties, certain affirmative covenants and no negative covenants. Upon the occurrence of certain events of default, our obligations under the 2017 Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the 2017 Credit Agreement, and other customary defaults. At September 30, 2018, we were in compliance with all of the credit facility's covenants.
BHGE LLC has a commercial paper program under which it may issue from time to time up to $3 billion in commercial paper with maturities of no more than 397 days. At September 30, 2018, we had no borrowings outstanding under the commercial paper program. The maximum combined borrowing at any time under both the 2017 Credit Agreement and the commercial paper program is $3 billion.
On November 6, 2017, BHGE announced that its board of directors authorized us to repurchase up to $3 billion of our common units from the GE and BHGE. During the nine months ended September 30, 2018, we repurchased 30.7 million of our common units for a total consideration of $1 billion. At September 30, 2018, we had authorization remaining to repurchase up to approximately $1.5 billion of our common units from BHGE and GE.
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
During the nine months ended September 30, 2018, we used cash to fund a variety of activities including certain working capital needs and restructuring costs, capital expenditures, repurchase of our common units and distribution to members. We believe that cash on hand, cash flows generated from operations and the available credit facility will provide sufficient liquidity to manage our global cash needs.
Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the nine months ended September 30:

(In millions)	2018	2017
Operating activities	$671	$(585)
Investing activities	(204)	(3,879)
Financing activities	(2,665)	8,210
Operating Activities
Our largest source of operating cash is payments from customers, of which the largest component is collecting cash related to sales of products and services including advance payments or progress collections for work to be performed. The primary use of operating cash is to pay our suppliers, employees, tax authorities and others for a wide range of material and services.

BHGE LLC 2018 Third Quarter FORM 10-Q | 43

Cash flows from operating activities generated cash of $671 million in the nine months ended September 30, 2018. These cash inflows were primarily driven by our net loss adjusted for certain noncash items (depreciation, amortization and provision for deferred taxes) partially offset by cash usage of approximately $361 million related to restructuring and merger related payments. Net working capital usage was $51 million in the nine months ended September 30, 2018, mainly due to higher inventory to sustain expected volume growth partially offset by higher payables to suppliers.
Investing Activities
Cash flows from investing activities used cash of $204 million and $3,879 million for the nine months ended September 30, 2018 and 2017, respectively.
Our principal recurring investing activity is the funding of capital expenditures including property, plant and equipment and software, to support and generate revenue from operations. Expenditures for capital assets were $653 million and $417 million for the nine months ended September 30, 2018 and 2017, respectively, partially offset by proceeds from the sale of property, plant and equipment of $330 million and $76 million for the nine months ended September 30, 2018 and 2017, respectively. We also received cash proceeds from the sale of businesses of $81 million and $25 million for the nine months ended September 30, 2018 and 2017, respectively, which is included in the "Other investing items, net" caption in the condensed consolidated and combined statement of cash flows.
Financing Activities
Cash flows from financing activities used cash of $2,665 million and generated cash of $8,210 million for the nine months ended September 30, 2018 and 2017, respectively.
Repayment of long-term debt during the nine months ended September 30, 2018, consisted primarily of the repayment of certain Senior Notes for a total consideration of $647 million.
As part of the authorization to repurchase $3 billion of our common units, during the nine months ended September 30, 2018, we also used cash of $1,025 million to repurchase our common units, on a pro rata basis from BHGE and GE. Additionally, we made a distribution to our members of $638 million.
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
Customer receivables: In line with industry practice, we may bill our customers for services provided in arrears dependent upon contractual terms. In a challenging economic environment, we may experience delays in the payment of our invoices due to customers' lower cash flow from operations or their more limited access to credit markets. While historically there have not been material non-payment events, we attempt to mitigate this risk through working with our customers to restructure their debts. A customer's failure or delay in payment could have a material adverse effect on our short-term liquidity and results from operations. As of September 30, 2018, 21% of our gross trade receivables were from customers in the United States. Other than the United States, no other country or single customer accounted for more than 10% of our gross trade receivables at this date. As of December 31, 2017, 20% of our gross trade receivables were from customers in the United States.
International operations: Our cash that is held outside the U.S. is 68% of the total cash balance as of September 30, 2018. We may not be able to use this cash quickly and efficiently due to exchange or cash controls that could make it challenging. As a result, our cash balance may not represent our ability to quickly and efficiently use this cash.

BHGE LLC 2018 Third Quarter FORM 10-Q | 44

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
A non-U.S. affiliate of BHGE attributed €3.8 million ($4.4 million) in gross revenues and €0.7 million ($0.8 million) in net profits during the quarter ending September 30, 2018 against previously reported transactions related to the sale of valves and parts for industrial machinery and equipment used in gas plants, petrochemical plants and gas production projects in Iran. A second non-U.S. affiliate of BHGE revised four previously received purchase orders during the third quarter of 2018 in order to reflect a reduction in scope to only spare parts that can be delivered prior to November 4, 2018.  Each of the four previously reported purchase orders are now valued at less than €0.1 million ($0.1 million).  This non-U.S. affiliate attributed less than €0.1 million ($0.1 million) in gross revenues and less than €0.1 million ($0.1 million) in net profits during the quarter ending September 30, 2018 against previously reported transactions.
These non-U.S. affiliates do not intend to continue the activities described above beyond November 4, 2018. The Company will wind down all of these activities by that date in full compliance with U.S. sanctions.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, (each a "forward-looking statement"). All statements, other than historical facts, including statements regarding the presentation of the Company's operations in future reports and any assumptions underlying any of the foregoing, are forward-looking statements. Forward-looking statements concern future circumstances and results and other statements that are not historical facts and are sometimes identified by the words "may," "will," "should," "potential," "intend," "expect," "endeavor," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue," "target" or other similar words or expressions. Forward-looking statements are based upon current plans, estimates and expectations that are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. The inclusion of such statements should not be regarded as a representation that such plans, estimates or expectations will be achieved. Important factors that could cause actual results to differ materially from such plans, estimates or expectations include, among others, the risk factors identified in the "Risk Factors" section of Part II of Item 1A contained herein, the risk factors in the "Risk Factors" section of Part I of Item 1A of our 2017 Annual Report and those set forth from time-to-time in other filings by the Company with the SEC. These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval (EDGAR) system at http://www.sec.gov.

BHGE LLC 2018 Third Quarter FORM 10-Q | 45

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

BHGE LLC 2018 Third Quarter FORM 10-Q | 46

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

See discussion of legal proceedings in "Note 17. Commitments And Contingencies" of the Notes to Unaudited Condensed Consolidated and Combined Financial Statements in this Quarterly Report, Item 3 of Part I of our 2017 Annual Report and Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of our 2017 Annual Report.
ITEM 1A. RISK FACTORS
As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in our “Risk Factors” contained in the 2017 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
We have no mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K to report for the current quarter.
ITEM 5. OTHER INFORMATION
None.

BHGE LLC 2018 Third Quarter FORM 10-Q | 47

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

10.1*+	Baker Hughes, a GE company, LLC Executive Severance Program effective as of January 1, 2019.
31.1**	Certification of Lorenzo Simonelli, President and Chief Executive Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2**	Certification of Brian Worrell, Chief Financial Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
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

BHGE LLC 2018 Third Quarter FORM 10-Q | 48

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Baker Hughes, a GE company, LLC (Registrant)

Date:	October 30, 2018	By:	/s/ BRIAN WORRELL
Brian Worrell
Chief Financial Officer

Date:	October 30, 2018	By:	/s/ KURT CAMILLERI
Kurt Camilleri
Vice President, Controller and Chief Accounting Officer

BHGE LLC 2018 Third Quarter FORM 10-Q | 49