Form 10-K
period 2018-12-31
BAKER HUGHES a GE Co LLC
filed 2019-02-19
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Not Applicable]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: [Not Applicable]

As of February 8, 2019, all of the common units of the registrant are held by affiliates of the registrant. None of the common units are publicly traded.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction 1(1)(a) and (b) of Form 10-K and is therefore filing this report with the reduced disclosure format.

Baker Hughes, a GE company, LLC

BHGE LLC 2018 FORM 10-K | i

PART I

ITEM 1. BUSINESS
Baker Hughes, a GE company LLC, (the Company, BHGE LLC, we, us, or our), a Delaware limited liability company, and a successor to Baker Hughes Incorporated, a Delaware corporation (Baker Hughes or BHI) is a fullstream oilfield technology provider that has a unique mix of integrated equipment and service capabilities.
On July 3, 2017, we closed our business combination (the Transactions) to combine the oil and gas business (GE O&G) of General Electric Company (GE) and Baker Hughes. In connection with the Transactions, we entered into and are governed by an Amended and Restated Limited Liability Company Agreement, dated as of July 3, 2017 (the BHGE LLC Agreement). Under the BHGE LLC Agreement, EHHC Newco, LLC (EHHC), a wholly owned subsidiary of Baker Hughes, a GE company (BHGE), is our sole managing member and BHGE is the sole managing member of EHHC. As our managing member, EHHC conducts, directs and exercises full control over all our activities, including our day-to-day business affairs and decision-making, without the approval of any other member. As such, EHHC is responsible for all our operational and administrative decisions and the day-to-day management of our business. The Transactions were treated as a “reverse acquisition” for accounting purposes and, as such, the historical financial statements of the accounting acquirer, GE O&G, are the historical financial statements of the Company. The historical financial results in the combined financial statements presented may not be indicative of the results that would have been achieved had GE O&G operated as a separate, stand-alone entity during those periods. As of December 31, 2018 GE owns approximately 50.4% of our common units and BHGE owns approximately 49.6% of our common units.

In June 2018, GE announced their intention to pursue an orderly separation from BHGE over time. On November 13, 2018, BHGE entered into a Master Agreement and a series of related ancillary agreements and binding term sheets with GE (collectively, the Master Agreement Framework) designed to further solidify the commercial and technological collaborations between BHGE and GE and to facilitate BHGE's ability to transition from operating as a controlled company. In particular, the Master Agreement Framework contemplates long-term agreements between BHGE and GE on technology, fulfillment and other key areas to provide greater clarity to customers, employees and members. For a discussion of certain risks associated with the separation, including risks related to our business, financial condition and results of operations, see “Item 1A. Risk Factors-Risks Factors Related to the Transactions and Separation from GE.” For further details on the Master Agreement Framework, see "Note 16. Related Party Disclosures" of the Notes to Consolidated and Combined Financial Statements in Item 8 herein.
Secondary Offering and Common Units Repurchase

In November 2018, BHGE also completed an underwritten secondary public offering in which GE and its affiliates (together, the selling stockholders) sold 101.2 million of its shares of Class A common stock. BHGE did not receive any proceeds from the shares sold by the selling stockholders in this offering. The offering included the exchange by the selling stockholders of our common units (Units) (together with the corresponding shares of Class B common stock of BHGE) for Class A common stock of BHGE.

Also, in November 2018, we repurchased 65 million of our Units from GE and its affiliates for $1.5 billion, or $22.48 per unit, which is the same per unit price, net of discounts and commissions, paid by the underwriters to the selling stockholders in the offering (the repurchase). In connection with the repurchase, the corresponding shares of Class B common stock of BHGE held by GE and its affiliates were canceled. As a result of the secondary offering and the repurchase, GE's ownership of our Units was reduced from approximately 62.5% to approximately 50.4%. If GE's economic interest in us falls below 50%, they would not have a controlling interest in us or BHGE.

BHGE LLC 2018 FORM 10-K | 1

OUR VISION
We are the industry’s only fullstream oilfield services company with an offering that spans the entire oil and gas value chain. In 2018, we generated revenue of $22.9 billion and conducted business in more than 120 countries. With the breadth of our portfolio, innovative technology solutions and unique business and partnership models, we are positioned to deliver outcome-based solutions across the industry. By integrating Health, Safety & Environment (HSE) into everything we do, we protect our people, our customers, and the environment. We believe in doing the right thing every time, and delivering the best quality and safest products, services, processes, solutions, and technologies in the industry.

The oil and gas macroeconomic environment continues to be dynamic, and we believe the industry is going through a transformation that requires a change in how we work. Irrespective of commodity prices, our customers are focused on reducing both capital and operating expenditures. Our customers expect new models and solutions to deliver sustainable productivity improvements and leverage economies of scale, with a lower carbon footprint. We have developed a comprehensive growth strategy to deliver the productivity improvements the industry needs for the next decade and beyond. Our strategy is based on three growth pillars:

•	We have market-leading product companies focused on reducing product and service costs, while improving equipment efficiency and reliability to reduce total project spend.

•
We strive to create value through integrated offerings by reducing the number of interfaces as we deliver projects and services. This reduces complexity, drives speed, and increases execution efficiency, and

•	We plan to continue to develop fullstream opportunities that drive value creation through improvements in total cost reduction and productivity increases for the industry.
Additionally, managing carbon emissions is an important strategic focus for our business. We believe we have an important role to play in society as an industry leader and partner. BHGE has a long legacy of pushing the boundaries of technology and operating efficiency. In January 2019, we made a commitment to reduce CO2 equivalent (eq.) emissions 50 percent by 2030, achieving net-zero CO2 eq. emissions by 2050.  We will also invest in our portfolio of advanced technologies to assist customers with reducing their carbon footprint.
We have already achieved a 26% reduction in its emissions since 2012 through a commitment to new technology and operational efficiencies. We will continue to employ a broad range of emissions reduction initiatives across manufacturing, supply chain, logistics, energy sourcing and generation. We have established a global additive manufacturing technology network with a mission to bring commercial-scale production closer to customers, reducing transportation impact and associated emissions.
We expect to benefit from the following:

•
Complete fullstream portfolio. Leading portfolio of products, services and expertise capable of serving upstream, midstream/liquefied natural gas (LNG) and downstream sectors of the oil and gas industry, matching oilfield service and equipment leaders in many areas. We deliver across the value chain through our four product companies: Oilfield Services; Oilfield Equipment; Turbomachinery & Process Solutions; and Digital Solutions, as discussed below under "Products and Services, and each are among the top four providers in their respective segments.

•
Technology. We have a culture built on a heritage of innovation and invention in research and development, with complementary capabilities. Technology remains a differentiator for us, and a key enabler to drive the efficiency and productivity gains our customers need. We also have a range of technologies that support our customers efforts to reduce their carbon footprint. We remain committed to investing in our products and services to maintain our leadership position across our offerings, including $700 million research & development spend in 2018.

•
Digital capabilities. We expect to be able to continue to develop software offerings on any operating platform, for new and extended applications in the oil and gas and other industrial ecosystems, such as machine and equipment health, reliability management and maintenance optimization.

BHGE LLC 2018 FORM 10-K | 2

We believe our strategy coupled with our capabilities will help us compete and win in the current environment, while positioning us for the future.
ORDERS AND REMAINING PERFORMANCE OBLIGATIONS
We are a global business and generate revenue and orders from a combination of equipment sales and services. In 2018, 40% of revenue was generated from equipment sales and 60% from services, while 42% of orders were for equipment and 58% for services. In 2017 and 2016, 42% and 47% of revenue was generated from equipment sales, and 58% and 53% of revenue was from services, respectively. We recognized orders of $23,904 million, $17,159 million, and $11,066 million, in 2018, 2017 and 2016, respectively. As of December 31, 2018, 2017 and 2016, the aggregate amount of transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations totaled $21.0 billion, $21.0 billion, and $21.8 billion, respectively.
Our statement of income (loss) displays sales and costs of sales in accordance with SEC regulations under which “goods” is required to include all sales of tangible products and “services” must include all other sales, including other services activities. For the amounts shown above, as well as in the orders included in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 in this Form 10-K, we distinguish between “equipment” and “product services,” where product services refers to sales under product services agreements, including sales of both goods (such as spare parts and equipment upgrades) and related services (such as monitoring, maintenance and repairs), which is an important part of its operations. We refer to “product services” simply as “services” within this Business section and the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 in this Form 10-K.
Remaining performance obligations (RPO), a defined term under generally accepted accounting principles (GAAP), are unfilled customer orders for products and product services excluding any purchase order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty, even if the likelihood of cancellation is remote based on historical experience. For product services, an amount is included for the expected life of the contract.
PRODUCTS AND SERVICES
We are a fullstream provider of oilfield products, services and digital solutions. Our reportable segments, which are the same as our operating segments, are organized based on the nature of our markets and customers. We report our operating results through our four operating segments that consist of similar products and services within each segment as described below.
Oilfield Services
The Oilfield Services (OFS) segment provides products and services for on and offshore operations across the lifecycle of a well, ranging from drilling, evaluation, completion, production, and intervention. The segment includes product lines that design and manufacture products and services to help operators find, evaluate, drill, and produce hydrocarbons.
Products and services include diamond and tri-cone drill bits, drilling services, including directional drilling technology, measurement while drilling and logging while drilling, wireline services, drilling and completions fluids, completions tools and systems, wellbore intervention tools and services, artificial lift systems, and oilfield and industrial chemicals.
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

BHGE LLC 2018 FORM 10-K | 3

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
The OFE segment includes deepwater drilling equipment, subsea production systems (SPS), flexible pipe systems, onshore wellheads, and related service solutions. The OFE drilling and production systems product line offers blowout preventers, control systems, marine drilling risers, wellhead connectors, diverters, and related services. OFE offers SPS, including trees, control systems, manifolds, connections, wellheads, specialty connectors & pipes, installation and decommissioning solutions, and related services. OFE also provides advanced flexible pipe products including risers, flowlines, fluid transfer lines and jumpers, for both subsea and FPSO (floating production storage & offloading) based production across a range of operating environments. Investment in composite technology is enabling BHGE to extend the capabilities of BHGE’s flexibles even further. In addition, OFE offers a full range of onshore wellhead products, flow equipment, valves, actuators, as well as related services. OFE also offers a range of comprehensive, worldwide services for installation, technical support, well access through subsea intervention systems, operating resources and tools, offshore products and brownfield asset integrity solutions.
OFE customers are oil and gas field developers, drilling and oil companies seeking to undertake new subsea projects, mid-life upgrades and maintenance, well interventions and workover campaigns. OFE differentiates itself in SPS and deepwater drilling systems. The key competitive areas in OFE are large-bore gas fields, deepwater oilfields and fields with long tieback distances. In addition to a robust presence in other subsea areas, including high-pressure high-temperature (HPHT) fields, OFE’s product lines’ production systems are among the industry’s most reliable, with uptime of the critical control system exceeding 99.8%.
Turbomachinery & Process Solutions
The Turbomachinery & Process Solutions (TPS) segment provides equipment and related services for mechanical-drive, compression and power-generation applications across the oil and gas industry as well as products and services to serve the downstream segments of the industry including refining, petrochemical, distributed gas, flow and process control, and other industrial applications. The TPS segment is a leader in designing, manufacturing, maintaining and upgrading rotating equipment across the oil and gas, petrochemical, and industrial sectors.
The TPS segment includes drivers, driven equipment, flow control, and turnkey solutions. Drivers are comprised of aero-derivative gas turbines, heavy-duty gas turbines, small- to medium-sized steam turbines, slow speed and integrated gas engines, hot gas and turbo expanders, and synchronous and induction electric motors. TPS’ driven equipment consists of electric generators, reciprocating, centrifugal, axial, direct-drive high speed, integrated and subsea compressors, and turbo-expanders. TPS’ flow control includes pumps, valves, regulators, control systems, and other flow and process control technologies. As part of its turnkey solutions, TPS offers power generation modules, waste heat/energy recovery, energy storage, modularized small and large liquefaction plants, carbon capture, and storage/use facilities. TPS also offers a variety of system upgrades and conversion solutions, from a single machine to full plant debottlenecking and modernization.
TPS’ products enable customers to increase upstream oil and gas production, liquefy natural gas, compress gas for transport via pipelines, generate electricity, store gas and energy, refine oil and gas and produce petrochemicals, while minimizing both operational and environmental risks in the most extreme service conditions. TPS’ customers are upstream, midstream and downstream, onshore and offshore, and small to large scale. Midstream and downstream customers include LNG plants, pipelines, storage facilities, refineries, and a wide range of industrial and engineering, procurement and construction (EPC) companies.
TPS’ value proposition is founded on its turbomachinery and flow control technology, a unique competence to integrate gas turbines and compressors in the most critical natural gas applications, best-in-class manufacturing and testing capabilities, reliable maintenance and service operations, and innovative real-time diagnostics and control systems, enabling condition-based maintenance and increasing overall productivity, availability, efficiency, and reliability for oil and gas assets. TPS differentiates itself from competitors with its expertise in technology and

BHGE LLC 2018 FORM 10-K | 4

project management, local presence and partnerships, as well as the deep industry know-how of its teams to provide fully integrated equipment and services solutions with state-of-art technology from design and manufacture through to operations.
Digital Solutions
The Digital Solutions (DS) segment provides operating technologies helping to improve the health, productivity, and safety of asset intensive industries and enable the Industrial Internet of Things. DS includes the measurement & controls business for industry-leading hardware technologies as well as our software businesses that leverage best-of-class cloud services, including GE's Predix application development platform.
The DS segment includes condition monitoring, inspection technologies, measurement, sensing, and pipeline solutions. Condition monitoring technologies include the Bently Nevada® and System 1® brands, providing rack-based vibration monitoring equipment, sensors, software cybersecurity solutions, and industrial controls primarily for power generation and oil and gas operations. The DS inspection technologies product line includes non-destructive testing technology, software, and services, including industrial radiography, ultrasonic sensors, testing machines and gauges, NDT film, and remote visual inspection.
The DS process and pipeline services product line (PPS) provides pre-commissioning and maintenance services to improve throughput and asset integrity for process facilities and pipelines while achieving the highest returns possible. In addition, the PPS product line provides inline inspection solutions to support pipeline integrity and includes nitrogen, bolting, torqueing and leak detection services, as well as the world’s largest fleet of air compressors to dry pipelines after hydrotesting. The DS measurement and sensing product line provides instrumentation to better detect and analyze pressure, flow, gas, and moisture conditions.
The DS segment helps companies monitor and optimize industrial assets while mitigating risk and boosting safety, by providing performance management, and condition and asset health monitoring. It also provides customers the technical capabilities to drive enterprise wide digital transformation of business processes and to focus on better production outcomes along the entire oil & gas value chain, using sensors, services and inspections to connect industrial assets to the Industrial Internet. The DS software business is built to handle data at an industrial scale, giving customers the power to innovate, and make faster, more confident decisions to maximize performance.
MARKETS AND COMPETITION
We sell to our customers through direct and indirect channels. Our primary sales channel is through our direct sales force, which has a strong regional focus with local teams close to the customer, who are able to draw support from centers of excellence in each of our major product lines. No single customer accounted for 10% or more of our revenue in the current year.
Our products and services are sold in highly competitive markets and the competitive environment varies by product line, as discussed below:
Oilfield Services
Our OFS segment believes that the principal competitive factors in the industries and markets it serves are product and service quality, reliability and availability, health, safety and environmental standards, technical proficiency, and price. Our products and services are sold in highly competitive markets and revenue and earnings are affected by changes in commodity prices, fluctuations in the level of drilling, workover and completion activity in major markets, general economic conditions, foreign currency exchange fluctuations and governmental regulations. While we may have contracts with customers that include multiple well projects and that may extend over a period of time ranging from two to four years, our services and products are generally provided on a well-by-well basis. Most contracts cover our pricing of the products and services, but do not necessarily establish an obligation to use our products and services. OFS segment competitors include Schlumberger, Halliburton, and Weatherford International.

BHGE LLC 2018 FORM 10-K | 5

Oilfield Equipment
Our OFE segment believes that the principal competitive factors in the industries and markets it serves are product and service quality, reliability and on time delivery, health, safety and environmental standards, technical proficiency, availability of spare parts, and price. Its strong track record of innovation enables OFE to enter into long-term, performance-based service agreements with our customers. In the SPS product line, the primary competitors of OFE include Schlumberger, TechnipFMC, Aker Solutions ASA, Proserv, and Dril-Quip Inc. In the flexible pipe product line, competitors include TechnipFMC, National Oilwell Varco (NOV), Airborne, and Magma. In the drilling product line, competitors include NOV, Schlumberger, and Horn Equipment. In the surface pressure control product line the primary competitors include Cactus Wellhead, TechnipFMC, and Schlumberger.
Turbomachinery & Process Solutions
Our TPS segment believes that the principal competitive factors in the industries and markets it serves are product range (or power range measured in megawatts) coverage, efficiency, product reliability and availability, service capabilities, packages, references, emissions, and price. In upstream and midstream applications, our primary equipment competitors include Siemens (Power and Gas business unit), Solar (a Caterpillar company), MAN Turbo, and Mitsubishi Heavy Industries. In downstream applications, TPS primarily competes with original equipment manufacturers and independent service providers, including Flowserve, Siemens, Elliott Ebara, and Mitsubishi Heavy Industries. Our aftermarket equipment product line competes with smaller, independent local providers such as Masaood John Brown, Sulzer, MTU, and Chromalloy.
Digital Solutions
Our DS segment believes that the principal competitive factors in the industries and markets it serves are superior product technology, service, quality, and reliability. Our DS segment competes across a wide range of industries, including oil & gas, power generation, aerospace, and light and heavy industrials. The products and services are sold in a diversified, fragmented arena with a broad range of competitors. Although no single company competes directly with DS across all its product lines, various companies compete in one or more products. Competitors include Emerson, Honeywell Process Solutions, Olympus, Schneider Electric, and Siemens.
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

BHGE LLC 2018 FORM 10-K | 6

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
The Company maintains a commercial general liability insurance policy program that covers against certain operating hazards, including product liability claims and personal injury claims, as well as certain limited environmental pollution claims for damage to a third party or its property arising out of contact with pollution for which the Company is liable, however, clean up and well control costs are not covered by such program. All of the insurance policies purchased by the Company are subject to deductible and/or self-insured retention amounts for which we are responsible for payment, specific terms, conditions, limitations, and exclusions. There can be no assurance that the nature and amount of Company insurance will be sufficient to fully indemnify us against liabilities related to our business.
RESEARCH AND DEVELOPMENT
We engage in research and development activities directed primarily toward the development of new products, services, technology, and other solutions, as well as the improvement of existing products and services and the design of specialized products to meet specific customer needs. We continue to invest across all operating segments in products to develop capability, improve performance, and reduce costs. In OFS, we invested in a range of formation evaluation capabilities as well as drilling, completions, and production hardware. This included the introduction of Electrical Submersible Pumps (ESP’s) with permanent magnet motors for higher efficiency through reduced power consumption. In OFE, the recent focus has been to expand capability into deeper water, longer offsets and at higher pressures as well as modular designs that allow for simpler and more integrated subsea systems. Additionally, subsea power and processing is also an area in which we are investing, covering both pumping and compression. In TPS, we continue to invest in continuous product improvement of reciprocating and centrifugal compressors, using advanced fluid dynamic simulation and advanced aeromechanics to improve capability, operability and efficiency of its centrifugal compressors family. Further, we continue to invest in our latest generation of gas turbines for energy efficiency and reduced carbon footprint. DS continues to invest in advanced digital solutions designed to improve the efficiency, reliability and safety of oil and gas production operations. These systems integrate operational data and provide analytics from producing oil and gas facilities helping to prevent unplanned downtime and improve facility reliability. In addition, DS invests in a broad range of measurement and control solutions spanning multiple industries, including methane detection systems for oil and gas operations and inspection technology for consumer electronics.
INTELLECTUAL PROPERTY
Our technology, brands and other intellectual property (IP) rights are important elements of our business. We rely on patent, trademark, copyright, and trade secret laws, as well as non-disclosure and employee invention assignment agreements to protect our intellectual property rights. Many patents and patent applications comprise the BHGE portfolio and are owned by us. Other patents and patent applications applicable to our products and services are licensed to us by GE and, in some cases, third parties. We do not consider any individual patent to be material to our business operations.
In connection with the Master Agreement Framework, GE has now entered into an amended and restated IP cross-license agreement (the IP Cross-License Agreement) with BHGE LLC. GE has agreed to perpetually license to BHGE LLC the right to use certain intellectual property owned or controlled by GE pursuant to the terms of the IP Cross-License Agreement. BHGE LLC has in return also agreed to perpetually license to GE the right to use certain intellectual property rights pursuant to the terms of the IP Cross-License Agreement. This

BHGE LLC 2018 FORM 10-K | 7

license allows BHGE LLC to have continued and permanent rights to commercially utilize some GE intellectual property pursuant to the terms of the IP Cross-License Agreement.
We follow a policy of seeking patent and trademark protection in numerous countries and regions throughout the world for products and methods that appear to have commercial significance. We believe that protection of our patents, trademarks, and related intellectual property rights is central to the conduct of our business, and aggressively pursue protection of our intellectual property rights against infringement worldwide as we deem appropriate to protect our business. Additionally, we consider the quality and timely delivery of our products, the service we provide to our customers, and the technical knowledge and skills of our personnel to be other important components of the portfolio of capabilities and assets supporting our ability to compete.
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
RAW MATERIALS
We purchase various raw materials and component parts for use in manufacturing our products and delivering our services.  The principal raw materials we use include steel alloys, chromium, nickel, titanium, barite, beryllium, copper, lead, tungsten carbide, synthetic and natural diamonds, gels, sand and other proppants, printed circuit boards and other electronic components, and hydrocarbon-based chemical feed stocks.  Raw materials that are essential to our business are normally readily available from multiple sources, but may be subject to price volatility.  Market conditions can trigger constraints in the supply of certain raw materials, and we are always seeking ways to ensure the availability and manage the cost of raw materials.  Our procurement department uses its size and buying power to enhance its access to key materials at competitive prices.
In addition to raw materials and component parts, we also use the products and services of metal fabricators, machine shops, foundries, forge shops, assembly operations, contract manufacturers, logistics providers, packagers, indirect material providers, and others in order to produce and deliver products to customers.  These materials and services are generally available from multiple sources.

BHGE LLC 2018 FORM 10-K | 8

EMPLOYEES
As of December 31, 2018, we had approximately 66,000 employees, of which the majority are outside the U.S. Approximately 11% of these employees are represented under collective bargaining agreements or similar-type labor arrangements.
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
In some cases, it is not possible to quantify our ultimate exposure because the projects are either in the investigative or early remediation stage, or superfund allocation information is not yet available. Based upon current information, we believe that our overall compliance with environmental regulations, including remediation obligations, environmental compliance costs and capital expenditures for environmental control equipment, will not have a material adverse effect on our capital expenditures, earnings or competitive position because we have either established adequate reserves or our compliance cost, based on available information, is not expected to be material to our consolidated and combined financial statements. Our total accrual for environmental remediation was $84 million and $82 million at December 31, 2018 and 2017, respectively. We continue to focus on reducing future environmental liabilities by maintaining appropriate Company standards and by improving our assurance programs.
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
We have a Code of Conduct (The Spirit and The Letter) to provide guidance to our officers and employees on matters of business conduct and ethics, including compliance standards and procedures. We have also required our principal executive officer, principal financial officer and principal accounting officer to sign a Code of Ethical Conduct Certification.

BHGE LLC 2018 FORM 10-K | 9

The Spirit and The Letter and Code of Ethical Conduct Certifications are available on the Investor section of our website at www.bhge.com. We will disclose on a current report on Form 8-K or on our website information about any amendment or waiver of these codes for our executive officers and directors. Waiver information disclosed on our website will remain on the website for at least 12 months after the initial disclosure of a waiver. In addition, a copy of The Spirit and The Letter, Code of Ethical Conduct Certifications, Governance Principles, and the charters of the committees referenced above are available in print at no cost to any stockholder who requests them.

EXECUTIVE OFFICERS OF BAKER HUGHES, A GE COMPANY, LLC
The following table shows, as of February 19, 2019, the name of each of our executive officers, together with his or her age and office presently or previously held. There are no family relationships among our executive officers.

Name	Age	Position and Background
Lorenzo Simonelli	45
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

Brian Worrell	49
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

Maria Claudia Borras	50
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

Kurt Camilleri	44
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

Roderick Christie	56
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

BHGE LLC 2018 FORM 10-K | 10

Name	Age	Position and Background
Matthias Heilmann	50
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

William D. Marsh	56
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

Derek Mathieson	48
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

Neil Saunders	49
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

Uwem Ukpong	47
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

BHGE LLC 2018 FORM 10-K | 11

In addition, our investments in new technologies and properties, plants and equipment may not provide competitive returns. Our ability to defend, maintain or increase prices for our products and services is in part dependent on the industry’s capacity relative to customer demand, and on our ability to differentiate the value delivered by our products and services from our competitors’ products and services. Managing development of competitive technology and new product introductions on a forecasted schedule and at a forecasted cost can impact our financial results. If we are unable to continue to develop and produce competitive technology or deliver it to our clients in a timely and cost-competitive manner in various markets in which we operate, or if competing technology accelerates the obsolescence of any of our products or services, any competitive advantage that we may hold, and in turn, our business, financial condition and results of operations could be materially and adversely affected.
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
We have operations in the United States and in more than 120 countries that can be impacted by expected and unexpected changes in the legal and business environments in which we operate. Compliance-related issues could also limit our ability to do business in certain countries and impact our earnings. Changes that could impact the

BHGE LLC 2018 FORM 10-K | 12

legal environment include new legislation, new regulations, new policies, investigations and legal proceedings and new interpretations of existing legal rules and regulations, in particular, changes in export control laws or exchange control laws, additional restrictions on doing business in countries subject to sanctions, and changes in laws in countries where we operate. In addition, changes and uncertainty in the political environments in which our businesses operate can have a material effect on the laws, rules, and regulations that affect our operations. Government disruptions may also delay or halt the granting and renewal of permits, licenses and other items required by us and our customers to conduct our business. The continued success of our global business and operations depends, in part, on our ability to continue to anticipate and effectively manage these and other political, legal and regulatory risks.
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
We also may have access to sensitive, confidential or personal data or information in certain of our businesses that is subject to privacy and security laws, regulations and customer-imposed controls. Despite our efforts to protect sensitive, confidential or personal data or information, we may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. In addition, a cyber-related attack could adversely impact our operating results and result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action, fines and penalties.
Our failure to comply with the Foreign Corrupt Practices Act (FCPA) and other similar laws could have a negative impact on our ongoing operations.
Our ability to comply with the FCPA, the U.K. Bribery Act and various other anti-bribery and anti-corruption laws depends on the success of our ongoing compliance program, including our ability to successfully manage our agents, distributors and other business partners, and supervise, train and retain competent employees. Our compliance program depends on the efforts of our employees, agents, distributors and other business partners to comply with applicable law and our internal policies. We could be subject to sanctions and civil and criminal prosecution, as well as fines and penalties, in the event of a finding of a violation of any of these laws by us or any of our employees.
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

BHGE LLC 2018 FORM 10-K | 13

comply could subject us to significant sanctions, fines, penalties and reputational harm, all of which could have a material adverse effect on our business, results of operations and financial condition.
Changes in tax laws, tax rates, tariffs, adverse positions taken by taxing authorities, and tax audits could impact operating results.
Changes in tax laws, tax rates, tariffs, changes in interpretation of tax laws, the resolution of tax assessments or audits by various tax authorities, and the ability to fully utilize tax loss carryforwards and tax credits could impact our operating results, including additional valuation allowances for deferred tax assets. In addition, we may periodically restructure our legal entity organization. If taxing authorities were to disagree with our tax positions in connection with any such restructurings, our effective tax rate could be materially impacted.
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
Compliance with, and rulings and litigation in connection with, environmental and climate change regulations and the environmental and climate change impacts of our or our customers’ operations may adversely affect our business and operating results.
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
International, national, and state governments and agencies continue to evaluate and promulgate legislation and regulations that are focused on restricting emissions commonly referred to as greenhouse gas (GHG) emissions. In the United States, the U.S. Environmental Protection Agency (EPA) has taken steps to regulate GHG emissions as air pollutants under the U.S. Clean Air Act of 1970, as amended. The EPA’s Greenhouse Gas Reporting Rule requires monitoring and reporting of GHG emissions from, among others, certain mobile and stationary GHG emission sources in the oil and natural gas industry, which in turn may include data from certain of our wellsite equipment and operations. In addition, the U.S. government has proposed rules in the past setting GHG emission standards for, or otherwise aimed at reducing GHG emissions from, the oil and natural gas industry. Caps or fees on carbon emissions, including in the United States, have been and may continue to be established and the cost of such caps or fees could disproportionately affect the fossil-fuel energy sector. We are unable to predict whether and when the proposed changes in laws or regulations ultimately will occur or what they ultimately will require, and accordingly, we are unable to assess the potential financial or operational impact they may have on our business.
Other developments focused on restricting GHG emissions include the United Nations Framework Convention on Climate Change, which includes the Paris Agreement and the Kyoto Protocol; the European Union Emission Trading System; Article 8 of the European Union Energy Efficiency Directive and the United Kingdom’s Carbon

BHGE LLC 2018 FORM 10-K | 14

Reduction Commitment Energy Efficiency and Energy Savings Opportunity (ESOS) schemes; and, in the United States, the Regional Greenhouse Gas Initiative, the Western Climate Action Initiative, and various state programs implementing the California Global Warming Solutions Act of 2006 (known as Assembly Bill 32).
The potential for climate related changes may pose future risks to our operations and those of our customers. These changes can include extreme variability in weather patterns such as increased frequency of severe weather, rising mean temperature and sea levels, and long-term changes in precipitation patterns. Such changes have the potential to affect business continuity and operating results, particularly at facilities in coastal areas.
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
We may enter into integrated contracts or turnkey contracts with our customers and we may choose to provide services outside our core business. Providing services on an integrated or turnkey basis may subject us to additional risks, such as costs associated with unexpected delays or difficulties in drilling or completion operations and risks associated with subcontracting arrangements.
Some of our customers require bids in the form of fixed pricing contracts.
Some of our customers require bids for contracts in the form of fixed pricing contracts that may require us to provide integrated project management services outside our normal discrete business and to act as project managers, as well as service providers, and may require us to assume additional risks associated with cost over-runs. These customers may provide us with inaccurate information in relation to their reserves. The estimation of reserves is a process that involves subjective judgment about likely location and volume, and estimates that prove inaccurate may result in cost over-runs, delays, and project losses for us or our customers, which may adversely impact our business and our relationship with our customers.
The credit risks of having a concentrated customer base in the energy industry could result in losses.
Having a concentration of customers in the energy industry may impact our overall exposure to credit risk as our customers may be similarly affected by prolonged changes in economic and industry conditions. Some of our

BHGE LLC 2018 FORM 10-K | 15

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
Our Remaining Performance Obligations (RPO) are subject to modification, termination or reduction of orders, which could negatively impact our sales.
Our RPO is comprised of unfilled customer orders for products and product services (expected life of contract sales for product services). Our RPO can be significantly affected by the timing of orders for large projects. Although modifications and terminations of orders may be partially offset by cancellation fees, customers can, and sometimes do, terminate or modify orders. Our failure to replace canceled orders could negatively impact our sales and results of operations. The total dollar amount of the Company’s RPO as of December 31, 2018 was $21.0 billion.
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
The condition of the capital markets and equity markets in general can affect our ability to obtain financing, if necessary. If our credit rating is ever downgraded, it could increase borrowing costs under credit facilities and commercial paper programs, as well as increase the cost of renewing or obtaining, or make it more difficult to renew, obtain or issue new debt financing.
An inability to protect our intellectual property rights could adversely affect our business.
There can be no assurance that the steps we take to obtain, maintain and protect our intellectual property rights will be completely adequate. Our intellectual property rights may fail to provide us with significant competitive

BHGE LLC 2018 FORM 10-K | 16

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
The effects of Brexit may have a negative impact on our financial results and operations of the business.
In June 2016, United Kingdom (UK) voters approved the UK’s exit (Brexit) from the European Union (EU). The political and economic uncertainty surrounding Brexit, if it occurs or in whatever form it occurs, could harm our business and financial results due to fluctuations in the value of the British pound versus the U.S. dollar, euro and other currencies. In addition, Brexit could result in delayed deliveries, which may impact our internal supply chain and our customer projects.
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

BHGE LLC 2018 FORM 10-K | 17

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
Requirements and voluntary initiatives to reduce greenhouse gas emissions, as well as increased climate change awareness, are likely to result in increased costs for the oil and gas industry to curb greenhouse gas emissions and could have an adverse impact on demand for oil and natural gas.
International, national, and state governments, agencies and bodies continue to evaluate and promulgate regulations and voluntary initiatives that are focused on restricting GHG emissions.  These requirements and initiatives are likely to become more stringent over time and to result in increased costs for the oil and gas industry to curb GHG emissions.  In addition, these developments, and public perception relating to climate change, may curtail production and demand for hydrocarbons such as oil and natural gas by shifting demand towards and investment in relatively lower carbon energy sources such as wind, solar and other renewables.  The renewable energy industry is developing enhanced technologies and becoming more competitive with fossil-fuel energy. If renewable energy becomes more competitive than fossil-fuel energy, particularly during periods of higher oil and natural gas prices, it could have a material effect on our results of operations.
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
Productive capacity in excess of demand (spare productive capacity) is also an important factor influencing energy prices and spending by oil and natural gas exploration companies. Spare productive capacity and oil and natural gas storage inventory levels are an indicator of the relative balance between supply and demand. High or increasing storage, inventories, or spare productive capacity generally indicate that supply is exceeding demand and that energy prices are likely to soften. Low or decreasing storage, inventories, or spare productive capacity are generally an indicator that demand is growing faster than supply and that energy prices are likely to rise.
Access to prospects is also important to our customers, but such access may be limited because host governments do not allow access to the reserves. Government regulations and the costs incurred by oil and natural gas exploration companies to conform to and comply with government regulations may also limit the quantity of oil and natural gas that may be economically produced.
Supply can also be impacted by the degree to which individual OPEC nations and other large oil and natural gas producing countries are willing and able to control production and exports of oil, to decrease or increase supply and to support their targeted oil price while meeting their market share objectives. Any of these factors could affect the supply of oil and natural gas and could have a material effect on our results of operations.

BHGE LLC 2018 FORM 10-K | 18

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
Risk Factors Related to the Transactions and Separation from GE
We may experience challenges relating to the ongoing integration of Baker Hughes and GE O&G or the separation from GE that may result in a decline in the anticipated benefits of the Transactions and the Master Agreement Framework.
The Transactions involved the combination of two businesses that previously operated as independent businesses. The Company has been and will continue to be required to devote management attention and resources to integrating its business practices and operations, as well as to the separation from GE.
If we experience difficulties with the ongoing integration process or with the separation from GE, the anticipated benefits of the Transactions and the Master Agreement Framework may not be realized fully or at all, may take longer to realize than expected, or may be offset by the decrease in business from certain customers or other negative impacts. These integration matters and the impact of the separation from GE could have an adverse effect on our business, results of operations, financial condition or other prospects on an ongoing basis.
We have incurred and will continue to incur costs in connection with the Transactions and the integration of the two businesses. We also have incurred and expect to continue to incur additional costs in connection with the Master Agreement Framework and the separation from GE.
The Transactions involved the combination of two businesses that previously operated as independent businesses. As a result of the Transactions, there are many systems that must be successfully integrated between the two businesses, including information management, purchasing, accounting and finance, sales, billing, payroll and benefits, fixed asset and lease administration systems and regulatory compliance.

Separately, on November 13, 2018, the Company, BHGE and GE entered into the Master Agreement Framework designed to further solidify the commercial and technological relationships between the two companies and to facilitate BHGE’s ability to transition from operating as a controlled company. In particular, the Master Agreement Framework contemplates long-term agreements between the Company, BHGE and GE on technology, fulfillment and other key areas to provide greater clarity to customers, employees and members. Certain of the transactions contemplated by the Master Agreement Framework may be subject to regulatory approvals. The Company has been and will continue to be required to devote management attention and resources to integrating its business practices and operations, as well as to the separation from GE.

Our entry into the Master Agreement Framework with GE, the ongoing integration of Baker Hughes and GE O&G, the separation from GE and any necessary changes to complete integration efforts based on the new business arrangements contemplated by the Master Agreement Framework may result in additional costs and difficulties. Actual costs related to the separation and the implementation of the changes contemplated by the

BHGE LLC 2018 FORM 10-K | 19

Master Agreement Framework may be higher than anticipated, and we may experience additional difficulties in effecting such changes.
The interests of GE as a majority owner may differ from the interests of other owners of the Company.

GE has control over certain matters submitted to BHGE stockholders for approval, including changes in capital structure, transactions requiring BHGE stockholder approval under Delaware law and corporate governance, subject to the terms of the Stockholders Agreement relating to GE’s agreement to vote in favor of director nominees not designated by GE and to proposals by GE to acquire all of the shares of Class A common stock of BHGE held by non-GE stockholders. Even if GE sells additional equity in the future and is no longer a majority stockholder, GE may still exercise control or significant influence over matters submitted to stockholders of BHGE for approval. GE may also have influence over matters that do not require stockholder approval. GE may have different interests than other holders of BHGE Class A common stock on these and other matters which may affect our operational and financial decisions.

Among other things, GE’s control could delay, defer, or prevent a sale of the Company that other BHGE stockholders support, or, conversely, this control could result in the consummation of such a transaction that other BHGE stockholders do not support.

Given GE’s ownership and the interactions that have taken place and will take place between us and GE, our success depends in part on the reputation and success of GE. In the event that we are no longer controlled by GE, our success will remain partially dependent on GE through, among other things, their participation in our business operations and strategy as described above, our reliance on the long-term agreements and transition services agreements between the Company and GE pursuant to the Master Agreement Framework and the public perception of our affiliation with GE.
If we were to cease being a majority-owned subsidiary of GE in the future, such a separation could adversely affect our business and profitability. Uncertainty about the likelihood of any such separation could also adversely affect our business, financial condition and results of operations.
Following the Transactions, we market many of our products and services using the “GE” brand name and logo. Although we believe that the association with GE provides many benefits, including: a strong brand, broad research and development capabilities, elevated status with suppliers and customers, and established relationships with regulators, we may in the future determine to rebrand our business or pursue alternative marketing strategies, which could adversely affect our ability to attract new customers or maintain existing business relationships with customers, suppliers and other business partners, all of which could have a material adverse effect on our business, financial condition and results of operations.
Although GE has licensed to us the right to use certain “GE” marks in its corporate name and in the products and services of our business in connection with certain oil and gas activities and other discrete oil and gas segments, that right to use these marks would be lost if the license were to expire or otherwise terminate, which may occur, among other reasons, in the event we cease being a majority-owned subsidiary of GE (subject to certain phase-out provisions). As a consequence of such expiration or termination, we would need to remove the “GE” marks from our corporate name, products and services.
In addition, if we were to cease being a majority-owned subsidiary of GE, or there were otherwise a meaningful change in the relationships between GE and the Company beyond what is contemplated by the Master Agreement Framework, such an event or events could adversely affect, among other things, our ability to attract and retain customers. We may be required to provide more favorable pricing and other terms to our customers and take other action to maintain our relationship with existing, and attract new, customers, all of which could have a material adverse effect on our business, financial condition and results of operations. For example, although GE would be subject to certain non-compete restrictions for a period of time following the Company no longer being a majority-owned subsidiary of GE, in the absence of an agreement regulating the go-to-market strategy and the reciprocal commercial and technical support between GE and the Company, GE may attempt to compete with us with respect to certain technologies and customer projects where we have adjacent or overlapping presence (e.g., steam turbines and gas turbines).  Furthermore, we may lose cost synergies, joint investment and R&D opportunities, and access to customers, in fields where we and GE currently collaborate as per the terms of the Channel Agreement (e.g. additive manufacturing; digital).

BHGE LLC 2018 FORM 10-K | 20

The potential separation from GE has created, and may continue to create, uncertainty among our customers, suppliers, and other business partners. In addition, the Master Agreement Framework and related binding term sheets contemplate entering into a number of definitive agreements based on terms included therein. If we are unable to enter into definitive agreements with GE for any reason by certain specified deadlines, the business arrangements contemplated by the Master Agreement Framework may by their terms take effect in the absence of definitive agreements, which may lead to additional uncertainty and could have a material adverse effect on our business, financial condition and results of operations. The potential uncertainty due to these or other factors may undermine our business and have a material adverse effect on our financial condition and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We own or lease numerous properties throughout the world. We consider our manufacturing plants, equipment assembly, maintenance and overhaul facilities, grinding plants, drilling fluids and chemical processing centers, and primary research and technology centers to be our principal properties. The following sets forth the location of our principal owned or leased facilities for our business segments as of December 31, 2018:

Oilfield Services:
Houston, Pasadena, and The Woodlands, Texas; Broken Arrow and Claremore, Oklahoma - all located in the United States; Leduc, Canada; Celle, Germany; Tananger, Norway; Aberdeen, Scotland; Liverpool, England; Macae, Brazil; Singapore, Singapore; Kakinada, India; Nimr, Oman; Abu Dhabi and Dubai, United Arab Emirates; Dhahran, Saudi Arabia; Luanda, Angola; Port Harcourt, Nigeria

Oilfield Equipment:	Houston and Humble, Texas - located in the United States; Montrose, Scotland; Nailsea, England; Niteroi, Brazil; Suzhou, China; Dammam, Saudi Arabia

Turbomachinery & Process Solutions:	Deer Park, Texas and Jacksonville, Florida - located in the United States; Florence and Massa, Italy; Le Creusot, France; Coimbatore, India

Digital Solutions:	Billerica, Massachusetts and Minden, Nevada - located in the United States; Groby, England; Shannon, Ireland; Hurth, Germany
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
ITEM 3. LEGAL PROCEEDINGS
The information with respect to Item 3. Legal Proceedings is contained in "Note 17. Commitment and Contingencies" of the Notes to Consolidated Financial Statements in Item 8 herein.
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

BHGE LLC 2018 FORM 10-K | 21

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

	Year Ended December 31,(1)
(In millions, except per unit amounts)	2018	2017	2016	2015	2014
Revenue	$22,877	$17,179	$13,082	$16,688	$19,191

Cost of revenue	18,891	14,143	10,150	12,193	14,256
Selling, general and administrative	2,699	2,535	1,926	2,115	2,288
Restructuring, impairment and other (2)	433	412	516	411	189
Goodwill impairment (3)	—	—	—	2,080	—
Merger and related costs (4)	153	373	33	27	67
Operating income (loss)	701	(284)	457	(138)	2,391
Other non operating income, net	202	80	3	100	124
Interest expense, net	(223)	(131)	(102)	(120)	(179)
Income (loss) before income taxes and equity in loss of affiliate	680	(335)	358	(158)	2,336
Equity in loss of affiliate	(139)	(11)	—	—	—
Income tax provision	(402)	(146)	(173)	(473)	(484)
Net income (loss)	139	(492)	185	(631)	1,852
Less: Net income (loss) attributable to noncontrolling interests	19	7	(69)	(25)	12
Net income (loss) attributable to Baker Hughes, a GE company, LLC	$120	$(499)	$254	$(606)	$1,840

Cash distribution per common unit	$0.72	$0.35

Balance Sheet Data:
Cash, cash equivalents and restricted cash (5)	$3,677	$7,026	$981	$1,432	$1,390
Total assets	52,234	56,336	21,466	23,133	26,496
Long-term debt	6,285	6,312	38	13	14
Total equity	34,876	38,396	14,280	14,545	16,386
Notes to Selected Financial Data

(1)
The current year results are not comparable to prior years as the results of Baker Hughes are included only from July 3, 2017. Additionally we adopted FASB ASU No. 2014-09, Revenue from Contracts with Customers, and the related amendments with effect from January 1, 2016 on a full retrospective basis. Accordingly, the 2016, 2017 and 2018 fiscal year periods are presented under the new revenue standard and the 2014 and 2015 periods are not presented under the new revenue standard.

(2)	See "Note 18. Restructuring, Impairment and Other" of the Notes to Consolidated and Combined Financial Statements in Item 8 herein for further discussion.

BHGE LLC 2018 FORM 10-K | 22

(3)
In performing the annual impairment test for goodwill in the third quarter of 2015 using data as of July 1 of that year, we determined that a step two test was required for a reporting unit within our OFS operating segment. As a consequence of the continued pressure on oil prices, the revised expected cash flows for this reporting unit resulted in a goodwill impairment charge of $2,080 million

(4)	See "Note 3. Business Acquisition and Disposition" of the Notes to Consolidated and Combined Financial Statements in Item 8 herein for further discussion of merger and related costs.

(5)	Cash, cash equivalents and restricted cash includes $747 million and $997 million of cash held on behalf of GE at December 31, 2018 and 2017, respectively.

BHGE LLC 2018 FORM 10-K | 23

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the consolidated and combined financial statements included in Item 8. Financial Statements and Supplementary Data contained herein.
EXECUTIVE SUMMARY
On July 3, 2017, we closed the Transactions to combine GE O&G and Baker Hughes, creating a fullstream oilfield technology provider that has a unique mix of integrated oilfield products, services and digital solutions. The Transactions were executed using a partnership structure, pursuant to which GE O&G and Baker Hughes each contributed their operating assets to the Company. As of December 31, 2018, GE holds an approximate 50.4% interest in us and BHGE holds an approximate 49.6% interest. GE's interest is held through a voting interest of Class B Common Stock in BHGE and its economic interest through a corresponding number of our common units. The results of operations for the Company include the results of Baker Hughes from July 3, 2017, the date of acquisition, through December 31, 2018. The majority of the Baker Hughes business operations are included in the Oilfield Services segment. The Transactions were treated as a “reverse acquisition” for accounting purposes and, as such, the historical financial statements of the accounting acquirer, GE O&G, are the historical financial statements of the Company. The current year results may not be comparable to prior years as the prior years include the results of Baker Hughes only from July 3, 2017. We operate through our four business segments: Oilfield Services (OFS), Oilfield Equipment (OFE), Turbomachinery & Processing Solutions (TPS), and Digital Solutions (DS). As of December 31, 2018, BHGE LLC employs approximately 66,000 employees and operates in more than 120 countries.
In June 2018, GE announced their intention to pursue an orderly separation from BHGE over time.  To that end, during the fourth quarter of 2018, certain equity transactions were completed and GE’s ownership of BHGE was reduced from approximately 62.5% to approximately 50.4%. At the same time, we completed the Master Agreement Framework designed to further solidify the commercial and technological collaboration between us and GE and to position us for the future. The Master Agreement Framework focuses on areas where we work most closely with GE on developing leading technology and executing for customers. First, we defined the parameters for long-term collaboration and partnership with GE on critical rotating equipment technology. Second, for our Digital software and technology business we will maintain the status quo as the exclusive supplier of GE Digital oil-and-gas applications. Finally, we reached agreements on a number of other areas including our Controls business, pension, taxes, and intercompany services. For further details on the Master Agreement Framework see "Note 16. Related Party Disclosures" of the Notes to Consolidated and Combined Financial Statements in Item 8 herein.
In aggregate, we anticipate that the net financial impact of the agreements contemplated by the Master Agreement Framework will have a slightly negative impact on our operating margin rates of approximately 20 to 40 basis points. In addition, we expect to incur one-time charges related to separation from GE of approximately $0.2 billion to $0.3 billion over the next three years. We expect these charges to be primarily related to the build-out of information technology infrastructure as well as customary transaction fees. For a discussion of certain risks associated with separation, including risks related to our business, financial condition and results of operations, see “Item 1A. Risk Factors-Risks Factors Related to the Transactions and Separation from GE.”
In 2018, we generated revenue of $22,877 million, compared to $17,179 million in 2017. The increase in revenue was driven primarily by OFS as 2018 included the full year results of Baker Hughes compared to only six months in 2017, and to a lesser extent, by DS partially offset by declines in TPS and OFE. Income before income taxes and equity in loss of affiliate was $680 million in 2018, and included restructuring and impairment charges of $433 million and merger and related costs of $153 million. These restructuring and impairment charges were recorded as a result of our continued actions to adjust our operations and cost structure to reflect reduced activity levels. In 2017, loss before income taxes and equity in loss of affiliate was $335 million, which also included restructuring and impairment charges of $412 million, and merger and related costs of $373 million.

BHGE LLC 2018 FORM 10-K | 24

OUTLOOK
Our business is exposed to a number of different macro factors, which influence our expectations and outlook. All of our outlook expectations are purely based on the market as we see it today, and are subject to change given volatile conditions in the industry.

•
North America onshore activity: in 2018, we experienced an acceleration in rig count growth, as compared to 2017, driven by the increase in commodity prices for the first 10 months of the year. In the fourth quarter, WTI prices declined 38% driven by both increased supply and geo-political events. We expect the decline in commodity prices may have a negative impact on activity in North America in 2019.

•
International onshore activity: we have seen a moderate increase in rig count activity in 2018 and expect growth to continue into 2019, at a slightly increased rate. We have seen signs of improvement with the increase in commodity prices, but due to continued volatility, we remain cautious as to growth expectations.

•
Offshore projects: although commodity prices have been volatile, we have begun to see increasing customer activity on offshore projects and more final investment decisions being made. Subsea tree awards increased in 2018, and we expect tree awards to be roughly flat in 2019, though still at levels significantly below prior 2012 and 2013 peaks. We expect customers to continue to evaluate the timing of final investment decisions, and in light of increased commodity price volatility, there may be some project delays.

•
Liquefied Natural Gas (LNG) projects: we remain optimistic on the LNG market. While currently oversupplied, we believe a significant number of final investment decisions are needed to fill the projected supply-demand imbalance in the early to middle part of the next decade. In 2018, we saw positive final investment decisions for new LNG capacity. We continue to view the long-term economics of the LNG industry as positive given our outlook for supply and demand.

•
Refinery, petrochemical and industrial projects: in refining, we believe large, complex refineries should gain advantage in a more competitive, oversupplied landscape in 2019 as the industry globalizes and refiners position to meet local demand and secure export potential. In petrochemicals, we continue to see healthy demand and cost-advantaged supply driving projects forward in 2019. The industrial market continues to grow as outdated infrastructure is replaced, policy changes come into effect and power is decentralized. We continue to see growing demand across these markets in 2019.

We have other segments in our portfolio that are more correlated with different industrial metrics such as our Digital Solutions business. Overall, we believe our portfolio is uniquely positioned to compete across the value chain, and deliver comprehensive solutions for our customers. We remain optimistic about the long-term economics of the industry, but are continuing to operate with flexibility given our expectations for volatility and changing assumptions in the near term.
Solar and wind net additions continued to exceed coal and gas throughout 2018.  Governments may change or may not continue incentives for renewable energy additions.  In the long term, renewables' cost decline may accelerate to compete with new-built fossil capacity. However, we do not anticipate any significant impacts to our business in the foreseeable future.
Despite the near-term volatility, the long-term outlook for our industry remains positive. We believe the world’s demand for energy will continue to rise, and the supply of energy will continue to increase in complexity, requiring greater service intensity and more advanced technology from oilfield service companies. As such, we remain focused on delivering innovative, cost-efficient solutions that deliver step changes in operating and economic performance for our customers.
BUSINESS ENVIRONMENT
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position as of and for the year ended December 31, 2018, 2017 and 2016, and

BHGE LLC 2018 FORM 10-K | 25

should be read in conjunction with the consolidated and combined financial statements and related notes of the Company.
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
Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	2018	2017	2016
Brent oil prices ($/Bbl) (1)	$71.34	$54.12	$43.64
WTI oil prices ($/Bbl) (2)	65.23	50.80	43.29
Natural gas prices ($/mmBtu) (3)	3.15	2.99	2.52

(1)	Energy Information Administration (EIA) Europe Brent Spot Price per Barrel

(2)	EIA Cushing, OK WTI (West Texas Intermediate) spot price

(3)	EIA Henry Hub Natural Gas Spot Price per million British Thermal Unit
2018 demonstrated the volatility of the oil and gas market. Through the first three quarters of 2018, we experienced stability in the North American and international markets. However, in the fourth quarter of 2018 commodity prices dropped nearly 40% resulting in increased customer uncertainty. From an offshore standpoint, through most of 2018, we saw multiple large offshore projects reach positive final investment decisions, and the LNG market and outlook improved throughout 2018, driven by increased demand globally. In 2018, the first large North American LNG positive final investment decision was reached.
Outside of North America, customer spending is highly driven by Brent oil prices, which increased on average throughout the year. Average Brent oil prices increased to $71.34/Bbl in 2018 from $54.12/Bbl in 2017, and ranged from a low of $50.57/Bbl in December 2018, to a high of $86.07/Bbl in October 2018. For the first three quarters of 2018, Brent oil prices increased sequentially. However, in the fourth quarter, Brent oil prices declined 39% versus the end of the third quarter, as a result of increased supply from the U.S., worries of a global economic slowdown, and lower than expected production cuts.
In North America, customer spending is highly driven by WTI oil prices, which similar to Brent oil prices, on average increased throughout the year. Average WTI oil prices increased to $65.23/Bbl in 2018 from $50.80/Bbl in 2017, and ranged from a low of $44.48/Bbl in December 2018, to a high of $77.41/Bbl in June 2018.
In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, averaged $3.15/mmBtu in 2018, representing a 6% increase over the prior year. Throughout the year, Henry Hub Natural Gas Spot Prices ranged from a high of $6.24/mmBtu in January 2018 to a low of $2.49/mmBtu in February 2018. According to the U.S. Department of Energy (DOE), working natural gas in storage at the end of 2018 was 2,705 billion cubic feet (Bcf), which was 15.6%, or 421 Bcf, below the corresponding week in 2017.
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

BHGE LLC 2018 FORM 10-K | 26

strength and stability of energy prices and overall market activity, however, these counts should not be solely relied on as other specific and pervasive conditions may exist that affect overall energy prices and market activity.
We have been providing rig counts to the public since 1944. We gather all relevant data through our field service personnel, who obtain the necessary data from routine visits to the various rigs, customers, contractors and other outside sources as necessary. We base the classification of a well as either oil or natural gas primarily upon filings made by operators in the relevant jurisdiction. This data is then compiled and distributed to various wire services and trade associations and is published on our website. We believe the counting process and resulting data is reliable, however, it is subject to our ability to obtain accurate and timely information. Rig counts are compiled weekly for the U.S. and Canada and monthly for all international rigs. Published international rig counts do not include rigs drilling in certain locations, such as Russia, the Caspian region and onshore China because this information is not readily available.
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
The rig counts are summarized in the table below as averages for each of the periods indicated.

	2018	2017	2016
North America	1,223	1,082	642
International	988	948	956
Worldwide	2,211	2,030	1,598
2018 Compared to 2017
Overall the rig count was 2,211 in 2018, an increase of 9% as compared to 2017 due primarily to North American activity. The rig count in North America increased 13% in 2018 compared to 2017. Internationally, the rig count increased 4% in 2018 as compared to the same period last year.
Within North America, the increase was primarily driven by the U.S. rig count, which was up 18% on average versus 2017, partially offset with a decrease in the Canadian rig count, which was down 8% on average. Internationally, the improvement in the rig count was driven primarily by increases in the Africa region of 18%, the Asia-Pacific region and Latin America region, were also up by 9% and 3%, respectively, partially offset by the Europe region, which was down 8%.
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

BHGE LLC 2018 FORM 10-K | 27

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
The results of operations for the Company include the results of Baker Hughes from July 3, 2017, the date of acquisition, through the year ended December 31, 2018. Our results of operations are evaluated by the Chief Executive Officer on a consolidated basis as well as at the segment level.
The performance of our operating segments is evaluated based on segment operating income (loss), which is defined as income (loss) before income taxes and equity in loss of affiliate and before the following: net interest expense, net other non operating income, corporate expenses, restructuring, impairment and other charges, inventory impairment, merger and related costs, and certain gains and losses not allocated to the operating segments.
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
Orders and Remaining Performance Obligations
Orders: We recognized orders of $23,904 million, $17,159 million, and $11,066 million in 2018, 2017 and 2016, respectively. In 2018, service orders were up 36% and equipment orders were up 45%, compared to 2017. In 2017, service orders were up 39% and equipment orders were up 88%, compared to 2016. The increase in orders in 2018 and 2017 was driven primarily by the acquisition of Baker Hughes.
Remaining Performance Obligations (RPO): As of December 31, 2018 and 2017, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $21.0 billion in each year, respectively.

BHGE LLC 2018 FORM 10-K | 28

Revenue and Segment Operating Income (Loss) Before Tax
Revenue and segment operating income (loss) for each of our four operating segments is provided below.

	Year Ended December 31,			$ Change
	2018	2017	2016	From 2017 to 2018	From 2016 to 2017
Revenue:
Oilfield Services	$11,617	$5,881	$788	$5,736	$5,093
Oilfield Equipment	2,641	2,661	3,540	(20)	(879)
Turbomachinery & Process Solutions	6,015	6,295	6,668	(280)	(373)
Digital Solutions	2,604	2,342	2,086	262	256
Total	$22,877	$17,179	$13,082	$5,698	$4,097

	Year Ended December 31,			$ Change
	2018	2017	2016	From 2017 to 2018	From 2016 to 2017
Segment operating income (loss):
Oilfield Services	$785	$67	$(207)	$718	$274
Oilfield Equipment	—	26	305	(26)	(279)
Turbomachinery & Process Solutions	621	665	1,058	(44)	(393)
Digital Solutions	390	357	363	33	(6)
Total segment operating income	1,796	1,115	1,519	681	(404)
Corporate	(405)	(370)	(375)	(35)	5
Inventory impairment and related charges (1)	(105)	(244)	(138)	139	(106)
Restructuring, impairment and other	(433)	(412)	(516)	(21)	104
Merger and related costs	(153)	(373)	(33)	220	(340)
Operating income (loss)	701	(284)	457	985	(741)
Other non operating income, net	202	80	3	122	77
Interest expense, net	(223)	(131)	(102)	(92)	(29)
Income (loss) before income taxes and equity in loss of affiliate	680	(335)	358	1,015	(693)
Equity in loss of affiliate	(139)	(11)	—	(128)	(11)
Provision for income taxes	(402)	(146)	(173)	(256)	27
Net income (loss)	$139	$(492)	$185	$631	$(677)

(1)
Inventory impairments and related charges are reported in the "Cost of goods sold" caption of the consolidated and combined statements of income (loss). 2017 includes $87 million of adjustments to write-up the acquired inventory to its estimated fair value on acquisition of Baker Hughes as this inventory was used or sold in the six months ended December 31, 2017.

Fiscal Year 2018 to Fiscal Year 2017
Revenue in 2018 was $22,877 million, an increase of $5,698 million, or 33%, from 2017. This increase in revenue was largely a result of the incremental Baker Hughes revenue in 2018. OFS increased $5,736 million, DS increased $262 million, OFE decreased $20 million, and TPS decreased $280 million.
Total segment operating income in 2018 was $1,796 million, an increase of $681 million, or 61%, from 2017. The increase was primarily driven by OFS, which increased $718 million, and DS, which increased $33 million, partially offset by TPS, which decreased $44 million, and OFE, which decreased $26 million.

BHGE LLC 2018 FORM 10-K | 29

Oilfield Services
OFS 2018 revenue was $11,617 million, an increase of $5,736 million from 2017, primarily as a result of having the full year of Baker Hughes revenue in 2018. In addition to the incremental revenue from Baker Hughes, the improvement in revenue was also due to increased activity in the North American and international markets compared to the prior year as evidenced by the 9% increase in the worldwide rig counts.
OFS 2018 segment operating income was $785 million, compared to $67 million in 2017. The additional contribution resulting from the acquisition of Baker Hughes, and to a lesser extent higher activity and synergy benefits, drove the increase in operating income.
Oilfield Equipment
OFE 2018 revenue was $2,641 million, a decrease of $20 million, or 1%, from 2017. The decrease was driven primarily by lower volume in the flexible pipe business. Additionally, the decrease was driven by lower opening RPO in the subsea production systems business, partially offset with higher volume in the surface pressure control and services businesses.
OFE 2018 segment operating income was breakeven, compared to $26 million in 2017. This decline in profitability was primarily driven by a negative mix of long-term projects, and to a lesser extent foreign exchange headwinds. Deflation savings and positive cost productivity only partially offset the decrease.
Turbomachinery & Process Solutions
TPS 2018 revenue was $6,015 million, a decrease of $280 million, or 4%, from 2017. The decrease was primarily driven by lower volume in the businesses that serve the upstream segments, and to a lesser extent by lower volume in the businesses that serve the downstream segments. Equipment revenue in 2018 represented 40% and Service revenue represented 60% of total revenue.
TPS 2018 segment operating income was $621 million, compared to $665 million in 2017. The decline in profitability was driven primarily by lower volume, and to a lesser extent by negative cost productivity. The decrease was partially offset by a favorable business mix and cost reduction actions implemented by the Company.
Digital Solutions
DS 2018 revenue was $2,604 million, an increase of $262 million, or 11%, from 2017, primarily as a result of the incremental Baker Hughes revenue in 2018. Outside of this contribution, a decrease in the controls business due to softness in the power end-market was more than offset by revenue increases across all other product lines.
DS 2018 segment operating income was $390 million, compared to $357 million in 2017. The increase in profitability was driven by positive cost productivity, including synergy benefits.
Corporate
In 2018, corporate expenses were $405 million, an increase of $35 million compared to 2017, primarily from the additional expenses related to the acquisition of Baker Hughes partially offset by realized synergies.
Restructuring, Impairment and Other
In 2018, we recognized $433 million in restructuring, impairment and other charges, an increase of $21 million compared to 2017. This increase was primarily due to costs driven by the implementation of our synergy plans.
Merger and Related Costs
We recorded $153 million of merger and related costs in 2018, a decrease of $220 million from the prior year. This decrease was primarily due to a decline in costs as we finalize our merger related activities partially offset by costs incurred in relation to the anticipated separation from GE.

BHGE LLC 2018 FORM 10-K | 30

Interest Expense, Net
In 2018, we incurred net interest expense of $223 million, an increase of $92 million from the prior year, primarily driven by $3.95 billion of debt issued in the fourth quarter of 2017 and debt obtained in the Baker Hughes acquisition, partially offset by reduced interest expense associated with the retirement of debt of $615 million in January of 2018. In addition, interest expense declined as we ceased participation in the GE receivables monetization program.

Equity in Loss of Affiliate

In 2018, we recorded a loss of $139 million related to our equity method investment in BJ Services. As a result, we discontinued applying the equity method. We will resume application of the equity method only after our share of unrecognized net income equals our share of net loss not recognized during the period the equity method was suspended. There is no cash impact to BHGE.
Income Tax
In 2018, our income tax expense increased by $256 million, from $146 million in 2017 to $402 million in 2018. The increase was primarily due to higher foreign taxes related to increased foreign earnings and geographical mix of earnings. In addition, since we are a partnership for U.S. federal tax purposes, any tax benefits associated with U.S. losses are recognized by our members and not reflected in our tax expense.
Fiscal Year 2017 to Fiscal Year 2016
Revenue in 2017 was $17,179 million, an increase of $4,097 million, or 31%, from 2016. This increase was primarily driven by the acquisition of Baker Hughes. OFS increased $5,093 million, DS increased $256 million, OFE decreased $879 million, and TPS decreased $373 million.
Total segment operating income in 2017 was $1,115 million, a decrease of $404 million, or 27%, from 2016. The acquisition of Baker Hughes added $321 million of segment operating income, but was more than offset by the organic impact of lower productivity and pricing pressure. OFS increased $274 million, TPS decreased $393 million, OFE decreased $279 million and DS decreased $6 million.
Oilfield Services
OFS 2017 revenue was $5,881 million, an increase of $5,093 million from 2016, primarily as a result of the acquisition of Baker Hughes on July 3, 2017.
OFS 2017 segment operating income was $67 million, compared to a loss of $207 million in 2016. The acquisition of Baker Hughes added $327 million of segment operating income, which includes increased depreciation & amortization expense driven by purchase accounting, partially offset by pricing pressure.
Oilfield Equipment
OFE 2017 revenue was $2,661 million, a decrease of $879 million, or 25%, from 2016. The revenue decline was primarily due to continued volume pressures and to a lesser extent to negative pricing, driven by the delays in final investment decisions by our customers in prior years.
OFE 2017 segment operating income was $26 million, compared to $305 million in 2016. This decline in profitability was the result of negative productivity and volume, while strong deflation savings more than offset pricing pressures.
Turbomachinery & Process Solutions
TPS 2017 revenue was $6,295 million, a decrease of $373 million, or 6%, from 2016. The decline was primarily attributable to negative pricing and to a lesser extent to volume decreases, driven by lower equipment contracts being awarded in prior years and continued softness in the services market.

BHGE LLC 2018 FORM 10-K | 31

TPS 2017 segment operating income was $665 million, compared to $1,058 million in 2016. This decline in profitability was primarily due to unfavorable cost productivity. Other factors were lower margin equipment backlog throughput and the impact of negative pricing.
Digital Solutions
DS 2017 revenue was $2,342 million, an increase of $256 million, or 12%, from 2016, driven by the acquisition of Baker Hughes which added $211 million of revenue versus the prior year.
DS 2017 segment operating income was $357 million, compared to $363 million in 2016. This decline in profitability was primarily driven by the Baker Hughes acquisition contributing a $5 million segment operating loss.
Corporate
In 2017, corporate expenses were $370 million, a decrease of $5 million compared to 2016. This was primarily due to selective decreases in R&D program investments and cost productivity.
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
Income Tax
In 2017, our income tax expense decreased by $27 million, from $173 million in 2016 to $146 million in 2017. This decrease was primarily due to a benefit of $32 million related to recent U.S. tax reform and a decline in profit. In addition, since we are a partnership for U.S. federal tax purposes, any tax benefits associated with U.S. losses are recognized by our members and not reflected in our tax expense.
COMPLIANCE
We, in the conduct of all of our activities, are committed to maintaining the core values of our Company, as well as high safety, ethical and quality standards (Standards) as also reported in our Quality Management System (QMS). We believe such a commitment is integral to running a sound, successful, and sustainable business. To ensure that we live up to our high Standards, we devote significant resources to maintain a comprehensive global ethics and compliance program (Compliance Program) which is designed to prevent, detect, and appropriately respond in a timely fashion to any potential violations of law, our Code of Conduct (The Spirit & The Letter), and other BHGE policies and procedures.

BHGE LLC 2018 FORM 10-K | 32

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

•
A centralized human resources function, including locally compliant processes and procedures for management of HR related issues, including implementation of locally compliant standards for pre-hire screening of employees; a process to screen existing employees prior to promotion to select roles where they may be exposed to finance and/or corruption-related risks; and implementation of a global new hire compliance training module for all employees.

LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility in order to fund the requirements of our business. At December 31, 2018, we had cash, cash equivalents and restricted cash of $3,677 million compared to $7,026 million at December 31, 2017. Cash, cash equivalents and restricted cash includes $747 million and $997 million of cash held on behalf of GE at December 31, 2018 and 2017, respectively.
Excluding cash held on behalf of GE, our US subsidiaries held approximately $0.7 billion and $3.6 billion while our foreign subsidiaries held approximately $2.3 billion and $2.4 billion of our cash, cash equivalents and restricted cash as at December 31, 2018 and 2017, respectively. A substantial portion of the cash held by foreign subsidiaries at December 31, 2018 has been reinvested in active non-U.S. business operations. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds, however, due to

BHGE LLC 2018 FORM 10-K | 33

the enactment of U.S. tax reform, repatriations of foreign earnings will generally be free of U.S. federal tax but may incur other taxes such as withholding or state taxes.
We have a five-year $3 billion committed unsecured revolving credit facility (the 2017 Credit Agreement) with commercial banks maturing in July 2022. The 2017 Credit Agreement contains certain customary representations and warranties, certain affirmative covenants and no negative covenants. Upon the occurrence of certain events of default, our obligations under the 2017 Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the 2017 Credit Agreement, and other customary defaults. We were in compliance with all of the credit facility's covenants, and in 2018 there were no borrowings under the credit facility.
We have a commercial paper program under which we may issue from time to time up to $3 billion in commercial paper with maturities of no more than 397 days. At December 31, 2018, we had no borrowings outstanding under the commercial paper program. The maximum combined borrowing at any time under both the 2017 Credit Agreement and the commercial paper program is $3 billion.
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
During the year ended December 31, 2018, we used cash to fund a variety of activities including certain working capital needs and restructuring costs, capital expenditures, the repayment of debt, repurchase of our Units and distribution to members. We believe that cash on hand, cash flows generated from operations and the available credit facility will provide sufficient liquidity to manage our global cash needs.
Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the years ended December 31:

(In millions)	2018	2017	2016
Operating activities	$1,738	$(798)	$262
Investing activities	(578)	(4,123)	(472)
Financing activities	(4,381)	10,914	(102)
Operating Activities

Our largest source of operating cash is payments from customers, of which the largest component is collecting cash related to product or services sales including advance payments or progress collections for work to be performed. The primary use of operating cash is to pay our suppliers, employees, tax authorities and others for a wide range of material and services.
Cash flows from operating activities generated cash of $1,738 million and used cash of $798 million for the years ended December 31, 2018 and 2017, respectively. Cash flows from operating activities increased $2,536 million in 2018 primarily driven by better operating performance. These cash inflows were supported by strong working capital cash flows, especially in the fourth quarter of 2018, including approximately $300 million for a progress collection payment from a customer. Included in our cash flows from operating activities for 2018 and 2017 are payments of $473 million and $612 million, respectively, made primarily for employee severance as a result of our restructuring activities and merger and related costs.
Cash flows from operating activities used $798 million and generated $262 million for the years ended December 31, 2017 and 2016, respectively. Cash flows from operating activities decreased $1,061 million in 2017 primarily driven by a $1,201 million negative impact from ending our receivables monetization program in the fourth quarter, and restructuring related payments throughout the year. These cash outflows were partially offset by strong working capital cash flows, especially in the fourth quarter of 2017. Included in our cash flows from operating

BHGE LLC 2018 FORM 10-K | 34

activities for 2017 and 2016 are payments of $612 million and $177 million, respectively, made for employee severance as a result of our restructuring activities and merger and related costs.
Investing Activities
Cash flows from investing activities used cash of $578 million, $4,123 million and $472 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Our principal recurring investing activity is the funding of capital expenditures to ensure that we have the appropriate levels and types of machinery and equipment in place to generate revenue from operations. Expenditures for capital assets totaled $995 million, $665 million and $424 million for 2018, 2017 and 2016, respectively, partially offset by cash flows from the sale of property, plant and equipment of $458 million, $172 million and $20 million in 2018, 2017 and 2016, respectively. Proceeds from the disposal of assets related primarily to equipment that was lost-in-hole, and to property, machinery and equipment no longer used in operations that was sold throughout the period. In 2018, the Company received $453 million from the sale of businesses primarily driven by the sale of its Natural Gas Solution (NGS) business for $375 million. Also in 2018, the Company and ADNOC signed a strategic partnership agreement under which the Company acquired a five percent stake in ADNOC Drilling for a cash consideration of $500 million.
In 2017, cash flows from investing activities also includes $7,498 million of distribution to BHGE to fund the special dividend paid by BHGE to former Baker Hughes stockholders on the acquisition of Baker Hughes, net of $4,133 million of cash received from the acquisition.
Financing Activities
Cash flows from financing activities used cash of $4,381 million, generated cash of $10,914 million and used cash of $102 million for the years ended December 31, 2018, 2017 and 2016, respectively.
During 2018, we returned $3.3 billion of cash to our members through repurchase of our Units and distributions to members. Specifically, we used cash of $1 billion to repurchase our Units from our members on a pro rata basis. Additionally, in November 2018, we repurchased 65 million Units from GE for a cash consideration of $1,461 million. As of December 31, 2018, the stock repurchase program has been substantially completed. During 2018, we made a distribution to our members of $824 million.
We had net repayments of short-term debt of $376 million and $663 million in 2018 and 2017, respectively. Repayment of our long-term debt in 2018 consisted primarily of repayment of certain Senior Notes and capital leases for a total consideration of $684 million.
In 2017, our primary source of financing cash flows was a contribution of $7,400 million from GE to fund substantially all of the distribution made to BHGE for the special dividend paid to former Baker Hughes stockholders. We also generated financing cash flows of $3,950 million from debt issued through a private placement offering in December 2017. We incurred issuance costs of $26 million related to this debt issuance.
In December 2017, we purchased $176 million of the aggregate outstanding principal amount associated with our long-term outstanding notes and debentures. Pursuant to a cash tender offer, the purchases resulted in the payment of an early-tender premium, including various fees of $28 million.
Additionally, in 2017, we made a distribution of $406 million to our members and used $477 million of cash to repurchase our Units from our members, including GE, on a pro rata basis. The repurchases in 2017 did not result in a change of GE's approximate 62.5% interest in us.
Cash flows from financing activities in 2017 also included net transfers from GE of $1,498 million primarily driven by the cash pooling activity with GE prior to the Transactions. Other financing items during the year included a payment of $193 million to complete the purchase of the noncontrolling interest in the Pipeline Inspection and Integrity business within Digital Solutions.

BHGE LLC 2018 FORM 10-K | 35

Cash Requirements
In 2019, we believe cash on hand, cash flows from operating activities, the available revolving credit facility and availability under our existing shelf registrations of debt will provide us with sufficient capital resources and liquidity to manage our working capital needs, meet contractual obligations, fund capital expenditures and distribution to members, and support the development of our short-term and long-term operating strategies. If necessary, we may issue commercial paper or other short-term debt to fund cash needs in the U.S. in excess of the cash generated in the U.S.
Our capital expenditures can be adjusted and managed by us to match market demand and activity levels. In light of the current market conditions, capital expenditures in 2019 will be made as appropriate at a rate that we estimate would equal up to 5% of annual revenue. The expenditures are expected to be used primarily for normal, recurring items necessary to support our business. We also anticipate making income tax payments in the range of $425 million to $475 million in 2019.
Contractual Obligations
In the table below, we set forth our contractual obligations as of December 31, 2018. Certain amounts included in this table are based on our estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors. The contractual obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

	Payments Due by Period
(In millions)	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Total debt and capital lease obligations (1)	$6,989	$942	$562	$1,272	$4,213
Estimated interest payments (2)	3,716	239	473	404	2,600
Operating leases (3)	846	186	262	132	266
Purchase obligations (4)	1,507	1,388	86	25	8
Total	$13,058	$2,755	$1,383	$1,833	$7,087

(1)
Amounts represent the expected cash payments for the principal amounts related to our debt, including capital lease obligations. Amounts for debt do not include any deferred issuance costs or unamortized discounts or premiums including step up in the value of the debt on the acquisition of Baker Hughes. Expected cash payments for interest are excluded from these amounts. Total debt and capital lease obligations includes $896 million payable to GE and its affiliates. As there is no fixed payment schedule on the amount payable to GE and its affiliates we have classified it as payable in less than one year.

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

(4)
Purchase obligations include expenditures for capital assets for 2019 as well as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

Due to the uncertainty with respect to the timing of potential future cash outflows associated with our uncertain tax positions, we are unable to make reasonable estimates of the period of cash settlement, if any, to the respective taxing authorities. Therefore, $597 million in uncertain tax positions, including interest and penalties, have been excluded from the contractual obligations table above. See "Note 12. Income Taxes" of the Notes to Consolidated and Combined Financial Statements in Item 8 herein for further information.
We have certain defined benefit pension and other post-retirement benefit plans covering certain of our U.S. and international employees. During 2018, we made contributions and paid direct benefits of approximately $72 million in connection with those plans, and we anticipate funding approximately $41 million during 2019. Amounts for pension funding obligations are based on assumptions that are subject to change, therefore, we are currently not

BHGE LLC 2018 FORM 10-K | 36

able to reasonably estimate our contribution figures after 2019. See "Note 11. Employee Benefit Plans" of the Notes to Consolidated and Combined Financial Statements in Item 8 herein for further information.
Off-Balance Sheet Arrangements
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees, which totaled approximately $3.6 billion at December 31, 2018. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our consolidated and combined financial statements.
As of December 31, 2018, we had no material off-balance sheet financing arrangements other than normal operating leases, as discussed above. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.
Other factors affecting liquidity
Registration Statements: In November 2018, BHGE filed a universal shelf registration statement on Form S-3ASR (Automatic Shelf Registration) with the SEC to have the ability to sell various types of securities including debt securities, Class A common stock, preferred stock, guarantees of debt securities, purchase contracts and units.  The specific terms of any securities to be sold would be described in supplemental filings with the SEC. The registration statement will expire in 2021.
In December 2017, we and Baker Hughes Co-Obligor, Inc. filed a shelf registration statement on Form S-3 with the SEC to have the ability to sell up to $3 billion in debt securities in amounts to be determined at the time of an offering. Any such offering, if it does occur, may happen in one or more transactions. The specific terms of any debt securities to be sold would be described in supplemental filings with the SEC. The registration statement will expire in 2020.
Customer receivables: In line with industry practice, we may bill our customers for services provided in arrears dependent upon contractual terms. In a challenging economic environment, we may experience delays in the payment of our invoices due to customers' lower cash flow from operations or their more limited access to credit markets. While historically there have not been material non-payment events, we attempt to mitigate this risk through working with our customers to restructure their debts. A customer's failure or delay in payment could have a material adverse effect on our short-term liquidity and results from operations. As of December 31, 2018, 24% of our gross trade receivables were from customers in the United States. Other than the United States, no other country or single customer accounted for more than 10% of our gross trade receivables at this date. As of December 31, 2017, 20% of our gross trade receivables were from customers in the United States.
International operations: Our cash that is held outside the U.S., is 81% of the total cash balance as of December 31, 2018. We may not be able to use this cash quickly and efficiently due to exchange or cash controls that could make it challenging. As a result, our cash balance may not represent our ability to quickly and efficiently use this cash.

BHGE LLC 2018 FORM 10-K | 37

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

Revenue recognition on long-term product services agreements requires estimates of both customer payments and the costs to perform required maintenance services over the contract term. We recognize revenue on an overtime basis using input method to measure our progress toward completion at the estimated margin rate of the contract.

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

The difference between the timing of our revenue recognition and cash received from our customers results in either a contract asset (revenue in excess of billings) or a contract liability (billings in excess of revenue). See "Note 8. Contract and other deferred assets" and "Note 9. Progress collections and deferred income" of the Notes to Consolidated and Combined Financial Statements in Item 8 herein for further information.

We regularly assess customer credit risk inherent in the carrying amounts of receivables and contract assets and estimated earnings, including the risk that contractual penalties may not be sufficient to offset our accumulated investment in the event of customer termination. We gain insight into expected future utilization and cost trends, as well as credit risk, through our knowledge of the equipment installed and the close interaction with our customers

BHGE LLC 2018 FORM 10-K | 38

through supplying critical services and parts over extended periods. Revisions to cost or billing estimates may affect a product services agreement’s total estimated profitability resulting in an adjustment of earnings; such adjustments generated earnings of $26 million, $44 million and $113 million for the three years ended December 31, 2018, 2017 and 2016, respectively. We provide for probable losses when they become evident.

On December 31, 2018, our long-term product service agreements, net of related billings in excess of revenues of $0.4 billion represent approximately 4.3% of our total estimated life of contract billings of $10.3 billion.  Cash billings collected on these contracts were approximately $0.6 billion and $0.5 billion during the years ended December 31, 2018 and 2017, respectively.  Our contracts (on average) are approximately 16% complete based on costs incurred to date and our estimate of future costs. Revisions to our estimates of future revenue or costs that increase or decrease total estimated contract profitability by 1% would increase or decrease the long-term product service agreements balance by $0.04 billion.
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
Projected benefit obligations are measured as the present value of expected payments discounted using the weighted average of market observed yields for high quality fixed income securities with maturities that correspond to the payment of benefits, lower discount rates increase present values and subsequent year pension expense and higher discount rates decrease present values and subsequent year pension expense. The discount rates used to determine the benefit obligations for our principal pension plans at December 31, 2018, 2017 and 2016 were 3.43%, 2.99% and 3.41%, respectively, reflecting market interest rates. Our expected return on assets at December 31, 2018, 2017 and 2016 was 5.94%, 6.26% and 6.86%, respectively.
Income Taxes
We operate in more than 120 countries and our effective tax rate is based on our income, statutory tax rates and differences between tax laws and the U.S. GAAP in these various jurisdictions. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Our income tax rate is significantly affected by the tax rate on our global operations. In addition to local country tax laws and regulations, this rate depends on the extent earnings are indefinitely reinvested outside the U.S. Historically, U.S. taxes were due upon repatriation of foreign earnings. Due to the enactment of U.S. tax reform, repatriations of foreign earnings will generally be free of U.S. federal tax but may incur other taxes such as withholding or state taxes. Indefinite reinvestment is determined by management’s judgment about and intentions concerning the future operations of the Company. Most of these earnings have been reinvested in active non-U.S. business operations. However, as a result of U.S. tax reform, substantially all of our prior unrepatriated foreign earnings were subject to U.S. tax and accordingly we expect to have the ability to repatriate those earnings without incremental U.S. federal tax. As a result of U.S. tax reform, we changed our intent regarding certain cash repatriations and have accrued an additional $9 million of foreign withholding taxes. As of December 31, 2018, the cumulative amount of indefinitely

BHGE LLC 2018 FORM 10-K | 39

reinvested foreign earnings is approximately $6.3 billion. Computation of the potential deferred tax liability associated with these undistributed earnings and any other basis differences is not practicable.
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
The impact of U.S. tax reform was initially recorded on a provisional basis as the legislation provided for additional guidance to be issued by the U.S. Department of the Treasury on several provisions including the computation of the transition tax. Based on guidance received to date, finalization of purchase accounting for the Baker Hughes acquisition and finalization of our 2017 U.S. income tax returns, we have recorded a $25 million tax expense in 2018.
Additionally, as part of U.S. tax reform, the U.S. has enacted a tax on "base eroding" payments from the U.S. and a minimum tax on foreign earnings (global intangible low-taxed income). We have made an accounting policy election to account for these taxes as period costs.
Our tax filings routinely are subject to audit by the tax authorities in the jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the tax authorities or through the courts. We have provided for the amounts we believe will ultimately result from these proceedings, but settlements of issues raised in these audits may affect our tax rate. We have $472 million of gross unrecognized tax benefits, excluding interest and penalties, at December 31, 2018. We are not able to reasonably estimate in which future periods these amounts ultimately will be settled.
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
Allowance for Doubtful Accounts
The determination of the collectability of amounts due from our customers requires us to make judgments and estimates regarding our customers' ability to pay amounts due us in order to determine the amount of valuation allowances required for doubtful accounts. We monitor our customers' payment history and current credit worthiness to determine that collectability is reasonably assured. We also consider the overall business climate in which our customers operate. Provisions for doubtful accounts are recorded based on the aging status of the customer accounts or when it becomes evident that the customer will not make the required payments at either contractual due dates or in the future. At December 31, 2018 and 2017, the allowance for doubtful accounts totaled $327 million and $330 million of total gross accounts receivable, respectively. We believe that our allowance for doubtful accounts is adequate to cover potential bad debt losses under current conditions, however, uncertainties

BHGE LLC 2018 FORM 10-K | 40

regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required.
Inventory Reserves
Inventory is a significant component of current assets and is stated at the lower of cost or net realizable value. This requires us to record provisions and maintain reserves for excess, slow moving and obsolete inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand, market conditions, production requirements and technological developments. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential future outcomes. At December 31, 2018 and 2017, inventory reserves totaled $430 million and $360 million of gross inventory, respectively. We believe that our reserves are adequate to properly value potential excess, slow moving and obsolete inventory under current conditions. Significant or unanticipated changes to our estimates and forecasts could impact the amount and timing of any additional provisions for excess, slow moving or obsolete inventory that may be required.
Acquisitions-Purchase Price Allocation
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
RELATED PARTY TRANSACTIONS
See "Note 16. Related Party Transactions" of the Notes to Consolidated and Combined Financial Statements in Item 8 herein for further discussion of related party transactions.
OTHER ITEMS
Brexit
In June 2016, UK voters approved the UK’s exit (Brexit) from the EU. The UK is currently negotiating the terms of its exit from the EU scheduled for March 29, 2019. There remains significant uncertainty as to whether the withdrawal agreement between the UK government and the EU will be approved, when, if and on what terms Brexit will happen. There is a range of outcomes possible, from no Brexit to an abrupt cut-off of the UK’s future trading relationship with the EU. The above withdrawal agreement contemplates a transition period from March 2019 through December 2020 to allow time for a future trade deal to be agreed.

Although our customer base is global with predominant exposure to the U.S. dollar, we have a manufacturing and service base in the UK with some euro procurement, thus we are exposed to fluctuations in value of the British pound versus the U.S. dollar, euro and other currencies. We have a hedging program which looks to accommodate this potential volatility.
Iran Threat Reduction And Syria Human Rights Act Of 2012
The Company is making the following disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934. Under Section 13(r) of the Securities Exchange Act of 1934, enacted in 2012, we are required to disclose in

BHGE LLC 2018 FORM 10-K | 41

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
In January 2016, the U.S. Department of Treasury’s Office of Foreign Assets Control (OFAC) issued General License H authorizing U.S.-owned or controlled foreign entities to engage in transactions with Iran if these entities meet the requirements of the general license. On May 8, 2018, President Trump announced that the United States will cease participation in the Joint Comprehensive Plan of Action (JCPOA) and begin re-imposing the U.S. nuclear-related sanctions. On June 27, 2018, OFAC revoked General License H and added Section 560.537 to the Iranian Transactions and Sanctions Regulations (ITSR), which authorized all transactions and activities that are ordinarily incident and necessary to the winding down of activities previously approved under General License H through November 4, 2018. Prior to May 8, 2018, certain non-U.S. BHGE affiliates conducted limited activities as described below, in accordance with General License H. As of November 5, 2018, non-U.S. BHGE affiliates, have concluded all activity previously conducted under General License H in Iran. These activities were conducted in accordance with all applicable laws and regulations.
During the year ending December 31, 2018, but prior to the expiration of the wind down period for General License H, non-U.S. BHGE affiliates conducted the following reportable activities:

•
A non-U.S. affiliate of BHGE received five purchase orders and attributed €31.4 million ($36.0 million) in gross revenues and €8.6 million ($9.9 million) in net profits related to the sale of valves and parts for industrial machinery and equipment used in gas plants, petrochemical plants and gas production projects in Iran.

•
A second non-U.S. affiliate of BHGE received 12 purchase orders and attributed €0.1 million ($0.1 million) in gross revenues and less than €0.1 million ($0.1 million) in net profits to the sale of valves and other spare parts for use in the petrochemical industry in Iran.

•
A third non-U.S. affiliate of BHGE attributed €0.3 million ($0.3 million) in gross revenues and €0.1 million ($0.1 million) in net profits to transactions involving the sale of films used in the inspection of pipelines in Iran.

These non-U.S. affiliates do not intend to continue the activities described above. The Company has ended all of these activities in full compliance with U.S. sanctions and at this time does not intend to seek specific U.S. Government authorization to collect revenues associated with previously reported projects.
For additional information on business activities related to Iran, please refer to the Other Items section within MD&A in our quarterly report on Form 10-Q for the quarter ended September 30, 2018.

BHGE LLC 2018 FORM 10-K | 42

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
INTEREST RATE RISK
All of our long-term debt is comprised of fixed rate instruments. We are subject to interest rate risk on our debt and investment portfolio. We may use interest rate swaps to manage the economic effect of fixed rate obligations associated with certain debt. There were no outstanding interest rate swap agreements as of December 31, 2018. The following table sets forth our fixed rate long-term debt, excluding capital leases, and the related weighted average interest rates by expected maturity dates.

(In millions)	2019	2020	2021	2022	2023	Thereafter	Total (2)
As of December 31, 2018
Long-term debt (1)	$—	$—	$513	$1,250	$—	$4,188	$5,951
Weighted average interest rates	—%	—%	2.49%	2.88%	—%	3.90%	3.57%

(1)	Fair market value of our fixed rate long-term debt, excluding capital leases, was $5.6 billion at December 31, 2018.

(2)	Amounts represent the principal value of our long-term debt outstanding and related weighted average interest rates at the end of the respective period.
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

BHGE LLC 2018 FORM 10-K | 43

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
We use cash flow hedging primarily to reduce or eliminate the effects of foreign currency exchange rate changes on purchase and sale contracts. Accordingly, most derivative activity in this category consists of currency exchange contracts. We had outstanding foreign currency forward contracts with net notional amounts aggregating $2.8 billion and $3.3 billion to hedge exposure to currency fluctuations in various foreign currencies at December 31, 2018 and 2017, respectively. As of December 31, 2018, the Company estimates that a 1% appreciation or depreciation in the U.S. dollar would result in an impact of less than $5 million to our pre-tax earnings, however, the Company is generally able to mitigate its foreign exchange exposure, where there are liquid financial markets, through use of foreign currency derivative transactions. Also, see "Note 14. Financial Instruments" of the Notes to Consolidated and Combined Financial Statements in Item 8 herein, which has additional details on our strategy.

BHGE LLC 2018 FORM 10-K | 44

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2018. This conclusion is based on the recognition that there are inherent limitations in all systems of internal control. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
February 19, 2019

BHGE LLC 2018 FORM 10-K | 45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members
Baker Hughes, a GE company, LLC:
Opinion on the Consolidated and Combined Financial Statements
We have audited the accompanying consolidated and combined statement of financial position of Baker Hughes, a GE company, LLC and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated and combined statements of income (loss), comprehensive income (loss), changes in members' equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively, the "consolidated and combined financial statements"). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated and combined financial statements, the Company has changed its method of accounting for revenue recognition in 2018 due to the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers.
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
February 19, 2019

BHGE LLC 2018 FORM 10-K | 46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members
Baker Hughes, a GE Company, LLC:

We have audited the accompanying combined statements of income (loss), comprehensive income (loss), changes in members' equity, and cash flows of GE Oil & Gas (the "Company", a business within General Electric Company) for the year ended December 31, 2016. These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audits.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined results of operations and cash flows for the Company for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 1 to the combined financial statements, the Company has changed its method of accounting for revenue recognition in 2018 due to the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers.

/s/ KPMG S.p.A.
Florence, Italy
March 16, 2017, except as to Note 15 which is as of December 4, 2017, and Note 1 which is as of November 13, 2018.

BHGE LLC 2018 FORM 10-K | 47

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members
Baker Hughes, a GE company, LLC:
Opinion on Internal Control Over Financial Reporting
We have audited Baker Hughes, a GE company, LLC and subsidiaries’ (the "Company") internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated and combined statement of financial position of the Company as of December 31, 2018 and 2017, the related consolidated and combined statements of income (loss), comprehensive income (loss), changes in members' equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively, the "consolidated and combined financial statements"), and our report dated February 19, 2019, expressed an unqualified opinion on those consolidated and combined financial statements.
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
/s/ KPMG LLP
Houston, Texas
February 19, 2019

BHGE LLC 2018 FORM 10-K | 48

BAKER HUGHES, A GE COMPANY, LLC
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
(In millions, except per unit amounts)	2018	2017	2016
Revenue:
Sales of goods	$13,113	$11,062	$9,462
Sales of services	9,764	6,117	3,620
Total revenue	22,877	17,179	13,082
Costs and expenses:
Cost of goods sold	11,524	9,486	7,829
Cost of services sold	7,367	4,657	2,321
Selling, general and administrative expenses	2,699	2,535	1,926
Restructuring, impairment and other	433	412	516
Merger and related costs	153	373	33
Total costs and expenses	22,176	17,463	12,625
Operating income (loss)	701	(284)	457
Other non operating income, net	202	80	3
Interest expense, net	(223)	(131)	(102)
Income (loss) before income taxes and equity in loss of affiliate	680	(335)	358
Equity in loss of affiliate	(139)	(11)	—
Provision for income taxes	(402)	(146)	(173)
Net income (loss)	139	(492)	185
Less: Net income (loss) attributable to noncontrolling interests	19	7	(69)
Net income (loss) attributable to Baker Hughes, a GE company, LLC	$120	$(499)	$254

Cash distribution per common unit	$0.72	$0.35

See accompanying Notes to Consolidated and Combined Financial Statements

BHGE LLC 2018 FORM 10-K | 49

BAKER HUGHES, A GE COMPANY, LLC
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In millions)	2018	2017	2016
Net income (loss)	$139	$(492)	$185
Less: Net income (loss) attributable to noncontrolling interests	19	7	(69)
Net income (loss) attributable to Baker Hughes, a GE company, LLC	120	(499)	254
Other comprehensive income (loss):
Investment securities	(3)	4	—
Foreign currency translation adjustments	(502)	(14)	(416)
Cash flow hedges	(4)	12	(8)
Benefit plans	(64)	55	54
Other comprehensive income (loss)	(573)	57	(370)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	3	(14)
Other comprehensive income (loss) attributable Baker Hughes, a GE company, LLC	(573)	54	(356)
Comprehensive loss	(434)	(435)	(185)
Less: Comprehensive income (loss) attributable to noncontrolling interests	19	10	(83)
Comprehensive loss attributable to Baker Hughes, a GE company, LLC	$(453)	$(445)	$(102)

See accompanying Notes to Consolidated and Combined Financial Statements

BHGE LLC 2018 FORM 10-K | 50

BAKER HUGHES, A GE COMPANY, LLC
CONSOLIDATED AND COMBINED STATEMENTS OF FINANCIAL POSITION

	December 31,
(In millions)	2018	2017
ASSETS
Current Assets:
Cash, cash equivalents and restricted cash (1)	$3,677	$7,026
Current receivables, net	6,062	6,129
Inventories, net	4,620	4,507
All other current assets	639	872
Total current assets	14,998	18,534
Property, plant and equipment, less accumulated depreciation	6,228	6,959
Goodwill	20,423	19,654
Other intangible assets, net	5,719	6,358
Contract and other deferred assets	1,894	2,044
All other assets	1,900	2,072
Deferred income taxes	1,072	715
Total assets (1)	$52,234	$56,336
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$4,018	$3,376
Short-term debt and current portion of long-term debt (1)	942	2,037
Progress collections and deferred income	1,765	1,775
All other current liabilities	2,276	2,047
Total current liabilities	9,001	9,235
Long-term debt	6,285	6,312
Deferred income taxes	94	332
Liabilities for pensions and other employee benefits	1,018	1,172
All other liabilities	960	889
Members' equity:
Members' capital (common units 1,035 & 1,129, issued and outstanding as of December 31, 2018 and 2017, respectively)	37,582	40,678
Retained loss	(354)	(541)
Accumulated other comprehensive loss	(2,462)	(1,881)
Baker Hughes, a GE company, LLC members' equity	34,766	38,256
Noncontrolling interests	110	140
Total equity	34,876	38,396
Total liabilities and equity	$52,234	$56,336

(1)
Total assets include $896 million and $1,124 million of assets held on behalf of GE, of which $747 million and $997 million is cash and cash equivalents and $149 million and $127 million is investment securities at December 31, 2018 and December 31, 2017, respectively, and a corresponding amount of liability is reported in short-term borrowings. See "Note 16. Related Party Transactions" for further details.

See accompanying Notes to Consolidated and Combined Financial Statements

BHGE LLC 2018 FORM 10-K | 51

BAKER HUGHES, A GE COMPANY, LLC
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

(In millions, except per unit amounts)	Common Unitholders	Parent's Net Investment	Retained Loss	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance at December 31, 2015	$—	$15,920	$—	$(1,532)	$157	$14,545
Effect of adoption of ASU 2014-09		(432)				(432)
Comprehensive income:						—
Net income (loss)		254			(69)	185
Other comprehensive loss				(356)	(14)	(370)
Changes in Parent's net investment		259				259
Net activity related to noncontrolling interests					93	93
Balance at December 31, 2016	—	16,001	—	(1,888)	167	14,280
Comprehensive income:
Net income		42			4	46
Other comprehensive income (loss)				(69)	3	(66)
Changes in Parent's net investment		862		(13)		849
Net activity related to noncontrolling interests					4	4
Cash contribution received from GE		7,400				7,400
Issuance of common units to GE on business combination	24,305	(24,305)				—
Issuance of common units to BHGE on business combination	24,798				76	24,874
Distribution to BHGE	(7,498)					(7,498)
Activity after business combination of July 3, 2017:
Net income (loss)			(541)		3	(538)
Other comprehensive income				123	—	123
Regular cash distribution to members ($0.35 per unit)	(406)					(406)
Net activity related to noncontrolling interests	(56)			(32)	(117)	(205)
Repurchase of common units	(501)					(501)
BHGE Stock-based compensation cost	37					37
Other	(1)			(2)		(3)
Balance at December 31, 2017	40,678	—	(541)	(1,881)	140	38,396
Effect of adoption of ASU 2016-16 on taxes			67			67
Comprehensive income (loss):
Net income			120		19	139
Other comprehensive loss				(573)		(573)
Regular cash distribution to members ($0.72 per unit)	(787)					(787)
Other cash distribution to members	(37)					(37)
Repurchase of common units	(2,461)					(2,461)
BHGE Stock-based compensation cost	121					121
Other	68			(8)	(49)	11
Balance at December 31, 2018	$37,582	$—	$(354)	$(2,462)	$110	$34,876

See accompanying Notes to Consolidated and Combined Financial Statements

BHGE LLC 2018 FORM 10-K | 52

BAKER HUGHES, A GE COMPANY, LLC
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$139	$(492)	$185
Adjustments to reconcile net income (loss) to net cash flows from (used in) operating activities:
Depreciation and amortization	1,486	1,103	550
Provision for deferred income taxes	(98)	(232)	(38)
Gain on sale of Natural Gas Solution business	(171)	—	—
Equity in loss of affiliate	139	11	—
Changes in operating assets and liabilities:
Current receivables	(160)	(1,304)	278
Inventories	(339)	418	367
Accounts payable	738	290	(256)
Progress collections and deferred income	(27)	(293)	(719)
Contract and other deferred assets	129	(439)	(88)
Other operating items, net	(98)	140	(17)
Net cash flows from (used in) operating activities	1,738	(798)	262

Cash flows from investing activities:
Expenditures for capital assets	(995)	(665)	(424)
Proceeds from disposal of assets	458	172	20
Proceeds from business dispositions	453	20	—
Net cash paid for acquisitions	(89)	(3,365)	(1)
Net cash paid for business interests	(505)	(10)	(15)
Other investing items, net	100	(275)	(52)
Net cash flows used in investing activities	(578)	(4,123)	(472)

Cash flows from financing activities:
Net repayments of short-term borrowings	(376)	(663)	(156)
Proceeds from the issuance of long-term debt	—	3,928	—
Repayments of long-term debt	(684)	(177)	—
Distributions to members	(824)	(406)	—
Repurchase of common units	(2,486)	(477)	—
Net transfer from Parent	—	1,498	191
Contribution received from GE	—	7,400	—
Other financing items, net	(11)	(189)	(137)
Net cash flows from (used in) financing activities	(4,381)	10,914	(102)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(128)	52	(139)
Increase (decrease) in cash, cash equivalents and restricted cash	(3,349)	6,045	(451)
Cash, cash equivalents and restricted cash, beginning of period	7,026	981	1,432
Cash, cash equivalents and restricted cash, end of period	$3,677	$7,026	$981

Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$424	$230	$317
Interest paid	$301	$109	$55
See accompanying Notes to Consolidated and Combined Financial Statements

BHGE LLC 2018 FORM 10-K | 53

Baker Hughes, a GE company, LLC
Notes to Consolidated and Combined Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF THE BUSINESS
Baker Hughes, a GE company, LLC, a Delaware limited liability company (the Company, BHGE LLC, we, us, or our ) and the successor to Baker Hughes Incorporated, a Delaware corporation (Baker Hughes) is a fullstream oilfield technology provider that has a unique mix of equipment and service capabilities. We conduct business in more than 120 countries and employ approximately 66,000 employees.
On July 3, 2017, we completed the combination of GE O&G and Baker Hughes (the Transactions). As of December 31, 2018, GE owns approximately 50.4% of our common units and BHGE owns approximately 49.6% of our common units.
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
Merger and related costs includes all costs associated with the Transactions described in Note 3. Refer to "Note 3. Business Acquisition and Disposition" for further details. In 2018, merger and related costs also include costs incurred in connection with the finalization of the Master Agreement Framework and costs related to the anticipated separation from GE. See "Note 16. Related Party Transactions" for further information on the Master Agreement Framework.

BHGE LLC 2018 FORM 10-K | 54

Baker Hughes, a GE company, LLC
Notes to Consolidated and Combined Financial Statements

In the Company's financial statements and notes, certain amounts have been reclassified to conform with the current year presentation. In the notes to the consolidated and combined financial statements, all dollar and unit amounts in tabulations are in millions of dollars and units, respectively, unless otherwise indicated. Certain columns and rows in our financial statements and notes thereto may not add due to the use of rounded numbers.
Revision of Previously Filed Consolidated and Combined Financial Statements
During the three months ended March 31, 2018, the Company adopted the accounting standard for revenue recognition set forth in Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, and the related amendments (Topic 606). These consolidated and combined financial statements present previously reported financial information of BHGE revised to be on a basis consistent with the 2018 financial statements which include the adoption of the new revenue standard.

In addition to the updates related to the new revenue standard, on January 1, 2018, the Company adopted the FASB ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changed the income statement presentation of net periodic benefit cost by requiring separation between the service cost component and all other components. The Company has represented the consolidated and combined statements of income (loss) in accordance with this new standard consistent with its financial statements which include this adoption. The service cost component is presented as an operating expense with other similar compensation costs arising for services rendered by the pertinent employees during the period. The non operating components are presented outside of income from operations.

The Company has also recast the consolidated and combined statements of financial position and statements of cash flows in accordance with FASB ASU No. 2016-18, Statement of Cash Flows: Restricted Cash which the Company adopted during the three months ended March 31, 2018.
The following notes have been updated subsequent to the filing of the Form 10-K for the year ended December 31, 2017 to reflect a change due to the retrospective adoption of the new accounting standards: Notes 1, 2, 3, 4, 5, 8, 9, 12, 13, and 15.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of any contingent assets or liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and judgments on historical experience and on various other assumptions and information that we believe to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty, and accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. While we believe that the estimates and assumptions used in the preparation of the consolidated and combined financial statements are appropriate, actual results could differ from those estimates. Estimates are used for, but are not limited to, determining the following: allowance for doubtful accounts and inventory valuation reserves; recoverability of long-lived assets, including revenue recognition on long-term contracts, valuation of goodwill; useful lives used in depreciation and amortization; income taxes and related valuation allowances; accruals for contingencies; actuarial assumptions to determine costs and liabilities related to employee benefit plans; stock-based compensation expense; valuation of derivatives and the fair value of assets acquired and liabilities assumed in acquisitions; and expense allocations for certain corporate functions and shared services provided by GE.

BHGE LLC 2018 FORM 10-K | 55

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
Investments in Equity Securities
Investments in equity securities (of entities in which we do not have a controlling financial interest, most often because we hold a voting interest of 0% to 20%) with readily determinable fair values are measured at fair value with changes in fair value recognized in earnings and reported in the "other non operating income, net" caption in the consolidated and combined statements of income (loss). Equity securities that do not have readily determinable fair values are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar equity securities of the same issuer. We perform a qualitative impairment assessment for equity securities without readily determinable fair values. When a qualitative assessment indicates that impairment exists, that equity security is impaired to fair value.
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

BHGE LLC 2018 FORM 10-K | 56

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

Our billing terms for these contracts are generally based on asset utilization (i.e. usage per hour) or on the occurrence of a major maintenance event within the contract. The differences between the timing of our revenue recognized (based on costs incurred) and customer billings (based on contractual terms) results in changes to our contract asset or contract liability positions.

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
Research and Development
Research and development costs are expensed as incurred and relate to the research and development of new products and services. These costs amounted to $700 million, $501 million and $352 million for the years ended December 31, 2018, 2017 and 2016, respectively. Research and development expenses were reported in cost of goods sold and cost of services sold.
Cash, Cash Equivalents and Restricted Cash
Short-term investments with original maturities of three months or less are included in cash equivalents unless designated as available-for-sale and classified as investment securities.
As of December 31, 2018 and December 31, 2017, we had $1,208 million and $1,190 million, respectively, of cash held in bank accounts that cannot be released, transferred or otherwise converted into a currency that is regularly transacted internationally, due to lack of market liquidity, capital controls or similar monetary or exchange limitations limiting the flow of capital out of the jurisdiction. These funds are available to fund operations and growth in these jurisdictions and we do not currently anticipate a need to transfer these funds to the U.S. Included in these

BHGE LLC 2018 FORM 10-K | 57

Baker Hughes, a GE company, LLC
Notes to Consolidated and Combined Financial Statements

amounts are $461 million and $764 million, as of December 31, 2018 and December 31, 2017, respectively, held on behalf of GE.
Cash, cash equivalents and restricted cash includes a total of $747 million and $997 million of cash at December 31, 2018 and December 31, 2017, respectively, held on behalf of GE, and a corresponding liability is reported in short-term borrowings. See "Note 16. Related Party Transactions" for further details.

As a result of adopting FASB ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, we reclassified our restricted cash of $7 million from all other assets to cash, cash equivalents and restricted cash as of December 31, 2017.
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

BHGE LLC 2018 FORM 10-K | 58

Baker Hughes, a GE company, LLC
Notes to Consolidated and Combined Financial Statements

Impairment of Goodwill and Other Long-lived Assets
We perform an annual impairment test of goodwill on a qualitative or quantitative basis for each of our reporting units as of July 1, or more frequently when circumstances indicate an impairment may exist at the reporting unit level. When performing the annual impairment test we have the option of first performing a qualitative assessment to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, we would then be required to perform a quantitative impairment assessment of goodwill. However, if the assessment leads to a determination that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then no further assessments are required. A quantitative assessment for the determination of impairment is made by comparing the carrying amount of each reporting unit with its fair value, which is generally calculated using a combination of market, comparable transaction and discounted cash flow approaches. See "Note 7. Goodwill and Other Intangible Assets" for further information on valuation methodology and impairment of goodwill.
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
We have a program that utilizes foreign currency forward contracts to reduce the risks associated with the effects of certain foreign currency exposures. Under this program, our strategy is to have gains or losses on the foreign currency forward contracts mitigate the foreign currency transaction and translation gains or losses to the extent practical. These foreign currency exposures typically arise from changes in the value of assets (for example, current receivables) and liabilities (for example, current payables) which are denominated in currencies other than the functional currency of the respective entity. We record all derivatives as of the end of our reporting period in our consolidated and combined statement of financial position at fair value. For the forward contracts held as undesignated hedging instruments, we record the changes in fair value of the forward contracts in our consolidated and combined statements of income (loss) along with the change in the fair value, related to foreign exchange movements, of the hedged item. Changes in the fair value of forward contracts designated as cash flow hedging instruments are recognized in other comprehensive income until the hedged item is recognized in earnings. If derivatives designated as a cash flow hedge are determined to be ineffective, the ineffective portion of that derivative's change in fair value is recognized in earnings.
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

BHGE LLC 2018 FORM 10-K | 59

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
Non-Recurring Fair Value Measurements
Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances. These assets can include long-lived assets that have been reduced to fair value when they are held for sale, equity securities without readily determinable fair value and equity method investments and long-lived assets that are written down to fair value when they are impaired and the remeasurement of retained investments in formerly consolidated subsidiaries upon a change in control that results in a deconsolidation of a subsidiary, if we sell a controlling interest

BHGE LLC 2018 FORM 10-K | 60

Baker Hughes, a GE company, LLC
Notes to Consolidated and Combined Financial Statements

and retain a noncontrolling stake in the entity. Assets that are written down to fair value when impaired and retained investments are not subsequently adjusted to fair value unless further impairment occurs.
Investments in Equity Securities
Investments in equity securities are valued using market observable data such as quoted prices when available. When market observable data is unavailable, investments are valued using a discounted cash flow model, comparative market multiples or a combination of both approaches as appropriate and other third-party pricing sources.
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

BHGE LLC 2018 FORM 10-K | 61

Baker Hughes, a GE company, LLC
Notes to Consolidated and Combined Financial Statements

income tax expense. The effects of tax adjustments and settlements from taxing authorities are presented in the combined financial statements in the period they are recorded.
Additionally, as part of U.S. tax reform, the U.S. has enacted a tax on "base eroding" payments from the U.S. and a minimum tax on foreign earnings (global intangible low-taxed income). In 2018, we made an accounting policy election to account for these taxes as period costs.
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
The change in historical periods to our consolidated and combined statements of income (loss) related to the adoption of the standard is summarized below:

	Year Ended
	December 31, 2017	December 31, 2016
Revenue:
Sales of goods	$163	$(26)
Sales of services	(243)	(161)
Total revenue	(80)	(187)

Operating loss	(175)	(226)
Net loss and net loss attributable to BHGE LLC	(150)	(149)

BHGE LLC 2018 FORM 10-K | 62

Baker Hughes, a GE company, LLC
Notes to Consolidated and Combined Financial Statements

The increase (decrease) to our historical statement of financial position related to the adoption of the standard is summarized below:

December 31, 2017
ASSETS
Current receivables, net	$1
Inventories, net	(83)
Contract and other deferred assets	(701)
Deferred income taxes	233

LIABILITIES AND EQUITY
Progress collections and deferred income	$394
All other current liabilities	(64)
Deferred income taxes	(34)
All other liabilities	(83)
Total equity	763

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
The change in historical periods to our consolidated and combined statements of income (loss) related to the adoption of ASU No. 2017-07 is summarized below:

	Year Ended
	December 31, 2017	December 31, 2016
Operating income (loss)	$(1)	$24
Non operating income (loss)	1	(24)

On October 1, 2018, we elected to early adopt ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU provides that the stranded tax effects from the Tax Cuts and Jobs Act on the balance of other comprehensive income (OCI) may be reclassified to retained earnings. The effect of the adoption of the standard was a reclassification of the tax effect recorded within accumulated other comprehensive income

BHGE LLC 2018 FORM 10-K | 63

Baker Hughes, a GE company, LLC
Notes to Consolidated and Combined Financial Statements

(AOCI) associated primarily with the change in tax rate under U.S tax reform to retained earnings. The adoption had no impact on our consolidated financial statements.
NEW ACCOUNTING STANDARDS TO BE ADOPTED
In February 2016, the FASB issued ASU No. 2016-02, Leases. The ASU establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as salestype, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. In July 2018, the FASB issued an ASU that added an alternative transition method, which allows companies to apply the provisions of the new leasing standard on January 1, 2019 through recognition of a cumulative-effect adjustment to retained earnings as of January 1, 2019 (i.e. without retrospectively adjusting comparative periods). We intend to apply this alternative transition method. In preparation for adoption of the standard, we have implemented internal controls and key system functionality to enable the preparation of financial information. The standard will have a material impact on our consolidated statement of financial position, but will not have a material impact on our consolidated income statements and consolidated cash flow statements. The most significant impact will be the recognition of ROU assets and lease liabilities for operating leases, while our accounting for capital leases remains substantially unchanged. Adoption of the standard will result in the recognition of additional ROU assets and lease liabilities for operating leases of approximately $0.8 billion as of January 1, 2019.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses. The ASU introduces a new accounting model, the Current Expected Credit Losses model (CECL), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models in current GAAP, which generally require that a loss be incurred before it is recognized. The new standard will also apply to receivables arising from revenue transactions such as contract assets and accounts receivables and is effective for fiscal years beginning after December 15, 2019. We continue to evaluate the effect of the standard on our consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU is effective for periods beginning after December 15, 2018, with an election to adopt early. The ASU requires certain changes to the presentation of hedge accounting in the financial statements and some new or modified disclosures. The ASU also simplifies the application of hedge accounting and expands the strategies that qualify for hedge accounting. ASU will not have a material effect on our consolidated financial statements.
All other new accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

BHGE LLC 2018 FORM 10-K | 64

Baker Hughes, a GE company, LLC
Notes to Consolidated and Combined Financial Statements

NOTE 2. REVENUE RELATED TO CONTRACTS WITH CUSTOMERS
DISAGGREGATED REVENUE
We disaggregate our revenue from contracts with customers by primary geographic markets.

Total Revenue	2018	2017	2016
U.S.	$6,576	$4,409	$3,156
Non-U.S.	16,301	12,770	9,926
Total	$22,877	$17,179	$13,082
REMAINING PERFORMANCE OBLIGATIONS
As of December 31, 2018 and December 31, 2017, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $21.0 billion in each year, respectively. As of December 31, 2018, we expect to recognize revenue of approximately 45%, 63% and 88% of the total remaining performance obligations within 2, 5, and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.
NOTE 3. BUSINESS ACQUISITION AND DISPOSITION
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

Preliminary identifiable assets acquired and liabilities assumed	Estimated fair value at July 3, 2017
Assets
Cash and equivalents	$4,133
Current receivables	2,342
Inventories	1,712
Property, plant and equipment	4,514
Intangible assets (1)	4,005
Deferred income taxes (2)	30
All other assets	1,335
Liabilities
Accounts payable	$(1,213)
Borrowings	(3,370)
Liabilities for pension and other postretirement benefits	(654)
All other liabilities	(1,670)
Total identifiable net assets	$11,164
Noncontrolling interest associated with net assets acquired	(35)
Goodwill (3)	13,669
Total purchase consideration	$24,798

(1)
Intangible assets, as provided in the table below, are recorded at fair value, as determined by management based on available information. The estimated useful lives for intangible assets were determined based upon the remaining

BHGE LLC 2018 FORM 10-K | 65

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
MERGER AND RELATED COSTS
During 2018, 2017 and 2016, acquisition costs of $153 million, $373 million and $33 million, respectively, were expensed as incurred and were reported as merger and related costs. Such costs include professional fees of advisors and integration and synergy costs related to the combination of Baker Hughes and GE O&G. In 2018, such costs also include costs incurred in connection with the finalization of the Master Agreement Framework and costs related to the anticipated separation from GE. See "Note 16. Related Party Transactions" for further details on the Master Agreement Framework.

BHGE LLC 2018 FORM 10-K | 66

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

	2017	2016
Revenue	$21,841	$22,915
Net loss	(586)	(2,883)
Net loss attributable to the Company	(592)	(2,816)
BUSINESS DISPOSITION
In October 2018, the Company completed the sale of its Natural Gas Solution (NGS) business for a sales price of $375 million. NGS was part of our TPS segment and provided commercial and industrial products such as gas meters, chemical injection pumps, pipeline repair products and electric actuators. The sale resulted in a gain before income tax of $171 million reported in the "Other non operating income, net" caption of the consolidated and combined statements of income (loss).
NOTE 4. CURRENT RECEIVABLES
Current receivables are comprised of the following at December 31:

	2018	2017
Customer receivables	$4,974	$4,700
Related parties	746	915
Other	669	844
Total current receivables	6,389	6,459
Less: Allowance for doubtful accounts	(327)	(330)
Total current receivables, net	$6,062	$6,129
Customer receivables are recorded at the invoiced amount. Related parties consists primarily of amounts owed to us by GE. The "Other" category consists primarily of indirect taxes, customer retentions, other tax receivables and advance payments to suppliers.

BHGE LLC 2018 FORM 10-K | 67

Baker Hughes, a GE company, LLC
Notes to Consolidated and Combined Financial Statements

NOTE 5. INVENTORIES
Inventories, net of reserves of $430 million and $360 million in 2018 and 2017, respectively, are comprised of the following at December 31:

	2018	2017
Finished goods	$2,575	$2,577
Work in process and raw materials	2,045	1,930
Total inventories, net	$4,620	$4,507

During 2018 and 2017, we recorded $105 million and $157 million of inventory impairments as a result of certain restructuring activities initiated by the Company. Charges for inventory impairments are reported in the "Cost of goods sold" caption of the consolidated and combined statements of income (loss).
NOTE 6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are comprised of the following at December 31:

	Useful Life	2018	2017
Land and improvements (1)	8 - 20 years (1)	$432	$413
Buildings, structures and related equipment	5 - 40 years	2,854	3,168
Machinery, equipment and other	2 - 20 years	6,567	6,195
Total cost		9,853	9,776
Less: Accumulated depreciation		3,625	2,817
Property, plant and equipment, less accumulated depreciation		$6,228	$6,959

(1)	Useful life excludes land.
Depreciation expense relating to property, plant and equipment was $1,031 million, $716 million and $311 million in 2018, 2017 and 2016, respectively. See "Note 18. Restructuring, impairment and other" for additional information on property, plant and equipment impairments.

BHGE LLC 2018 FORM 10-K | 68

Baker Hughes, a GE company, LLC
Notes to Consolidated and Combined Financial Statements

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
GOODWILL
The changes in the carrying value of goodwill are detailed below by segment:

	Oilfield Services	Oilfield Equipment	Turbo-machinery & Process Solutions	Digital Solutions	Total
Balance at December 31, 2016, gross	$2,779	$3,852	$1,814	$1,989	$10,434
Accumulated impairment at December 31, 2016	(2,633)	(867)	—	(254)	(3,754)
Balance at December 31, 2016	146	2,985	1,814	1,735	6,680
Acquisitions and purchase accounting adjustments (1)	12,778	—	—	—	12,778
Currency exchange and others	8	49	92	47	196
Balance at December 31, 2017	12,932	3,034	1,906	1,782	19,654
Acquisitions and purchase accounting adjustments (1)	(157)	293	394	429	959
Currency exchange and others	(26)	(17)	(114)	(33)	(190)
Balance at December 31, 2018	$12,749	$3,310	$2,186	$2,178	$20,423

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

We test goodwill for impairment annually in the third quarter of each year using data as of July 1 of that year, which would include consideration of any segment realignment. Our reporting units are the same as our four reportable segments. The impairment test consists of two steps: in step one, the carrying value of the reporting unit is compared with its fair value; in step two, which is applied only when the carrying value is more than its fair value, the amount of goodwill impairment, if any, is derived by deducting the fair value of the reporting unit's assets and liabilities from the fair value of its equity, and comparing that amount with the carrying amount of goodwill.  We determined fair values for each of the reporting units using a combination of the market approach and the income approach. We assessed the valuation methodologies based upon the relevance and available data and have weighted the results appropriately.
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

BHGE LLC 2018 FORM 10-K | 69

Baker Hughes, a GE company, LLC
Notes to Consolidated and Combined Financial Statements

We performed our annual impairment test of goodwill as of July 1, 2018 and July 1, 2017 for all four of our reporting units.  The step one impairment test was performed considering macroeconomic and industry conditions, overall financial performance of the reporting unit and long-term forecasts, among other factors, all of which require considerable judgment. Based on the results of our step one testing, the fair values of each of the four reporting units exceeded their carrying values; therefore, the second step of the impairment test was not required to be performed for any of our reporting units and no goodwill impairment was recognized.
In addition to our annual impairment testing, we also test goodwill for impairment between annual impairment testing dates whenever events or circumstances occur that, in our judgment, could more likely than not reduce the fair value of one or more reporting units below its carrying amount. In assessing the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates, we consider all available evidence, including, but not limited to, (i) the results of our impairment testing at the prior annual impairment testing date, in particular the magnitude of the excess of fair value over carrying value observed, (ii) downward revisions to internal forecasts, and the magnitude thereof, if any, (iii) the impact of the separation from GE, if any, and (iv) declines in the market capitalization of BHGE below its book value, and the magnitude and duration of those declines, if any. Between July 1, 2018 and December 31, 2018, we have not identified any events or circumstances that could more likely than not reduce the fair value of one or more of our reporting units below its carrying amount.
As of December 31, 2018, we believe that the goodwill is recoverable, however, there can be no assurances that further sustained declines in macroeconomic or business conditions affecting our industry and business will not occur. The impairment testing discussed above involves significant management judgment and are based on assumptions about future commodity pricing, supply and demand for our goods and services, and market conditions, which are difficult to forecast in volatile economic environments. If actual results materially differ from the estimated assumptions utilized in our forecasts, we may need to record impairment charges in future periods.
OTHER INTANGIBLE ASSETS
Intangible assets are comprised of the following at December 31:

	2018			2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Technology	$1,107	$(526)	$581	$1,177	$(440)	$737
Customer relationships	3,085	(944)	2,141	3,202	(819)	2,383
Capitalized software	1,118	(824)	294	1,130	(697)	433
Trade names and trademarks	698	(229)	469	757	(159)	598
Other	14	(2)	12	10	—	10
Finite-lived intangible assets	6,022	(2,525)	3,497	6,276	(2,115)	4,161
Indefinite-lived intangible assets (1)	2,222	—	2,222	2,197	—	2,197
Total intangible assets	$8,244	$(2,525)	$5,719	$8,473	$(2,115)	$6,358

(1)	Indefinite-lived intangible assets principally comprise trade names and trademarks acquired in business combinations.
Indefinite-lived intangible assets as of December 31, 2018 and 2017 are comprised primarily of the Baker Hughes trade name, which was valued at $2,100 million using the relief-from-royalty method.
Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from one to 30 years. Amortization expense for the years ended December 31, 2018, 2017 and 2016 was $455 million, $387 million and $239 million, respectively.

BHGE LLC 2018 FORM 10-K | 70

Baker Hughes, a GE company, LLC
Notes to Consolidated and Combined Financial Statements

Estimated amortization expense for each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
2019	$348
2020	316
2021	267
2022	225
2023	213
NOTE 8. CONTRACT AND OTHER DEFERRED ASSETS
A majority of our long-term product service agreements relate to our Turbomachinery & Process Solutions segment. Contract assets reflect revenue earned in excess of billings on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements and other deferred contract related costs. Contract assets are comprised of the following at December 31:

	2018	2017
Long-term product service agreements	$609	$589
Long-term equipment contracts (1)	1,085	1,095
Contract assets (total revenue in excess of billings) (2)	1,694	1,684
Deferred inventory costs (3)	179	360
Non-recurring engineering costs	21	—
Contract and other deferred assets	$1,894	$2,044

(1)	Reflects revenue earned in excess of billings on our long-term contracts to construct technically complex equipment and certain other service agreements.

(2)	Contract assets (total revenue in excess of billings) were $1,233 million as of January 1, 2017.

(3)	Deferred inventory costs were $276 million as of January 1, 2017, which represents cost deferral for shipped goods and other costs for which the criteria for revenue recognition has not yet been met.

Revenue recognized during the year ended December 31, 2018 and 2017 from performance obligations satisfied (or partially satisfied) in previous years related to our long-term service agreements was $26 million and $44 million, respectively. This includes revenue recognized from revisions to cost or billing estimates that may affect a contract’s total estimated profitability resulting in an adjustment of earnings.

BHGE LLC 2018 FORM 10-K | 71

Baker Hughes, a GE company, LLC
Notes to Consolidated and Combined Financial Statements

NOTE 9. PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract liabilities include progress collections, which reflects billings in excess of revenue, and deferred income on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements. Contract liabilities are comprised of the following:

	2018	2017
Progress collections	$1,600	$1,456
Deferred income	165	319
Progress collections and deferred income (contract liabilities) (1)	$1,765	$1,775

(1)	Progress collections and deferred income (contract liabilities) were $2,038 million at January 1, 2017.
Revenue recognized during the year ended December 31, 2018 and 2017 that was included in the contract liabilities at the beginning of the year was $1,392 million and $1,525 million, respectively.
NOTE 10. BORROWINGS
Short-term and long-term borrowings are comprised of the following at December 31:

	2018		2017
	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)
Short-term borrowings
Short-term bank borrowings	$—	n/a	$171	12.6%
Current portion of long-term borrowings	—	n/a	639	2.1%
Short-term borrowings from GE	896	n/a	1,124	n/a
Other short-term borrowings	46	9.9%	103	7.6%
Total short-term borrowings	942		2,037

Long-term borrowings
3.2% Senior Notes due August 2021 (2)	523	2.5%	526	2.5%
2.773% Senior Notes due December 2022	1,245	2.9%	1,244	2.9%
8.55% Debentures due June 2024 (2)	131	4.1%	135	3.9%
3.337% Senior Notes due December 2027	1,343	3.4%	1,342	3.4%
6.875% Notes due January 2029 (2)	294	3.9%	308	3.9%
5.125% Notes due September 2040 (2)	1,306	4.2%	1,311	4.1%
4.080% Senior Notes due December 2047	1,336	4.1%	1,337	4.1%
Capital leases	103	5.4%	87	7.0%
Other long-term borrowings	4	3.8%	22	1.9%
Total long-term borrowings	6,285		6,312
Total borrowings	$7,227		$8,349

(1)	Weighted average effective interest rate is based on the carrying value including step-up adjustments, as applicable, recorded upon the acquisition of Baker Hughes as of December 31, 2018 and 2017.

(2)	Represents long-term fixed rate debt obligations assumed in connection with the acquisition of Baker Hughes, net of amounts repurchased subsequent to the closing of the Transactions.
The estimated fair value of total borrowings at December 31, 2018 and December 31, 2017 was $6,629 million

BHGE LLC 2018 FORM 10-K | 72

Baker Hughes, a GE company, LLC
Notes to Consolidated and Combined Financial Statements

and $8,466 million, respectively. For a majority of our borrowings the fair value was determined using quoted period-end market prices. Where market prices are not available, we estimate fair values based on valuation methodologies using current market interest rate data adjusted for our non-performance risk.
Maturities of debt for each of the five years in the period ended December 31, 2023, and in the aggregate thereafter, are listed in the table below:

	2019	2020	2021	2022	2023	Thereafter
Total debt	$942	$34	$549	$1,256	$11	$4,435
In July 2017, we entered into a new five-year $3 billion committed unsecured revolving credit facility (the 2017 Credit Agreement) with commercial banks maturing in July 2022. The 2017 Credit Agreement contains certain customary representations and warranties, certain affirmative covenants and no negative covenants. Upon the occurrence of certain events of default, our obligations under the 2017 Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the 2017 Credit Agreement, and other customary defaults. No such events of default have occurred. During the year ended December 31, 2018, there were no borrowings under the 2017 Credit Agreement.
In November 2017, we entered into a commercial paper program under which we may issue from time to time up to $3 billion in commercial paper with maturities of no more than 397 days. At December 31, 2018, we had no borrowings outstanding under the commercial paper program. The maximum combined borrowing at any time under both the 2017 Credit Agreement and the commercial paper program is $3 billion.
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
Certain Senior Notes contain covenants that restrict our ability to take certain actions, including, but not limited to, the creation of certain liens securing debt, the entry into certain sale-leaseback transactions and engaging in certain merger, consolidation and asset sale transactions in excess of specified limits.
In January 2018, we redeemed all remaining aggregate principal amount of the 2018 Senior Notes of $615 million. Also in January 2018, we commenced an offering to exchange $3,950 million of all the outstanding, unregistered senior notes that were issued in a private offering on December 11, 2017, for identical, registered 2.773% Senior Notes due 2022, 3.337% Senior Notes due 2027 and 4.080% Senior Notes due 2047. The exchange offer was completed on January 31, 2018.
See "Note 16. Related Party Transactions" for additional information on the short-term borrowings from GE, and see "Note 14. Financial Instruments" for additional information about borrowings and associated swaps.

BHGE LLC 2018 FORM 10-K | 73

Baker Hughes, a GE company, LLC
Notes to Consolidated and Combined Financial Statements

NOTE 11. EMPLOYEE BENEFIT PLANS
GE MULTI-EMPLOYER PLANS

Certain of our U.S. employees are covered under various U.S. GE employee benefit plans, including GE's retirement plans (pension, retiree health and life insurance, and savings benefit plans). In addition, certain United Kingdom (UK) employees participate in the GE UK Pension Plan. We are allocated relevant participation costs for these GE employee benefit plans as part of multi-employer plans. As such, we have not recorded any liabilities associated with our participation in these plans. Expenses associated with our participation in these plans was $158 million, $132 million and $140 million in the years ended December 31, 2018, 2017 and 2016, respectively. In November 2018, the Company entered into an agreement with GE whereby GE will transfer the assets and liabilities of the GE UK Pension Plan related to the oil & gas businesses to BHGE on what is intended to be a fully funded basis. Subsequent to this transfer, BHGE shall cease to participate in the GE UK Pension Plan. This transfer is expected to close in 2019. Additionally, beginning in 2019, legacy GE O&G U.S. employees will cease to participate in the GE U.S. plans above.
DEFINED BENEFIT PLANS
In addition to these GE plans, certain of our employees are also covered by company sponsored pension plans. Our primary pension plans in 2018 included four U.S. plans and six non-U.S. pension plans, primarily in the UK, Germany, and Canada, all with pension assets or obligations greater than $20 million. We use a December 31 measurement date for these plans. These defined benefit plans generally provide benefits to employees based on formulas recognizing length of service and earnings; however, over half of these plans are either frozen or closed to new entrants. We also provide certain postretirement health care benefits (Other Postretirement Benefits), through an unfunded plan, to a closed group of U.S. employees who retire and meet certain age and service requirements.
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

BHGE LLC 2018 FORM 10-K | 74

Baker Hughes, a GE company, LLC
Notes to Consolidated and Combined Financial Statements

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$2,418	$820	$187	$117
Service cost	21	37	2	2
Interest cost	71	51	5	6
Plan amendment	20	—	1	(23)
Actuarial loss (gain)	(93)	41	(23)	—
Benefits paid	(67)	(65)	(21)	(13)
Curtailments	(7)	(45)	(5)	5
Settlements	(59)	(10)	—	—
Business acquisition (1)	—	1,546	—	93
Other	16	(2)	(39)	—
Foreign currency translation adjustments	(59)	45	—	—
Benefit obligation at end of year	2,261	2,418	107	187

Change in plan assets:
Fair value of plan assets at beginning of year	2,059	567	—	—
Actual return on plan assets	(60)	152	—	—
Employer contributions	51	50	21	13
Benefits paid	(67)	(65)	(21)	(13)
Settlements	(59)	(10)	—	—
Business acquisition (1)	—	1,342	—	—
Other	(9)	(2)	—	—
Foreign currency translation adjustments	(49)	25	—	—
Fair value of plan assets at end of year	1,866	2,059	—	—

Funded status - underfunded at end of year	$(395)	$(359)	$(107)	$(187)

Accumulated benefit obligation	$2,225	$2,373	$107	$187

(1)	Relates to the acquisition of Baker Hughes on July 3, 2017.
The amounts recognized in the consolidated and combined statements of financial position consist of the following at December 31:

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
Noncurrent assets	$47	$46	$—	$—
Current liabilities	(13)	(10)	(19)	(24)
Noncurrent liabilities	(429)	(395)	(88)	(163)
Net amount recognized	$(395)	$(359)	$(107)	$(187)

BHGE LLC 2018 FORM 10-K | 75

Baker Hughes, a GE company, LLC
Notes to Consolidated and Combined Financial Statements

Information for the plans with ABOs in excess of plan assets is as follows at December 31:

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
Projected benefit obligation	$1,621	$1,692	n/a	n/a
Accumulated benefit obligation	$1,585	$1,647	$107	$187
Fair value of plan assets	$1,179	$1,286	n/a	n/a
Net Periodic Cost (Income)
The components of net periodic cost (income) are as follows for the years ended December 31:

	Pension Benefits					Other Postretirement Benefits
	2018	2017		2016		2018	2017	2016
Service cost	$21	$37		$18		$2	$2	$2
Interest cost	71	51		34		5	6	5
Expected return on plan assets	(121)	(81)		(46)		—	—	—
Amortization of prior service credit	—	—		—		(5)	(3)	(2)
Amortization of net actuarial loss (gain)	10	12		14		(2)	(2)	—
Curtailment / settlement loss (gain)	2	(45)	(2)	(26)	(1)	(5)	2	(2)
Net periodic cost (income)	$(17)	$(26)		$(6)		$(5)	$5	$3

(1)	Primarily associated with two UK plans merging into the GE UK Pension Plan.

(2)
As a result of the acquisition of Baker Hughes, we obtained a non-contributory pension plan (the Baker Hughes Incorporated Pension Plan or BHIPP). In 2017, the Compensation Committee of the Board of Directors approved amendments to the BHIPP to close the plan to new participants and freeze accruals of future service-related benefits effective as of December 31, 2017. As a result of these actions, the Company recorded a curtailment gain of $45 million. The curtailment was recorded by the Company during the fourth quarter of 2017 and included in the “Other non-operating income (loss), net” caption of the consolidated and combined statements of income (loss).

The service cost component of the net periodic cost (benefit) is included in "operating income (loss)" and all other components are included in "Other non operating income, net" caption of the consolidated and combined statements of income (loss).
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
Weighted average assumptions used to determine benefit obligations for these plans are as follows for the years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
Discount rate	3.43%	2.99%	3.92%	3.32%
Rate of compensation increase	3.78%	3.82%	n/a	n/a

BHGE LLC 2018 FORM 10-K | 76

Baker Hughes, a GE company, LLC
Notes to Consolidated and Combined Financial Statements

Weighted average assumptions used to determine net periodic cost for these plans are as follows for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2018	2017	2016	2018	2017	2016
Discount rate	2.99%	3.24%	3.83%	3.32%	3.72%	4.25%
Expected long-term return on plan assets	5.94%	6.26%	6.86%	n/a	n/a	n/a
We determine the discount rate using a bond matching model, whereby the weighted average yields on high-quality fixed-income securities have maturities consistent with the timing of benefit payments. Lower discount rates increase the size of the benefit obligations and pension expense in the following year; higher discount rates reduce the size of the benefit obligation and subsequent-year pension expense. The compensation assumption is used in our active plans to estimate the annual rate at which pay of plan participants will grow. If the rate of growth assumed increases, the size of the pension obligations will increase.
The expected return on plan assets is the estimated long-term rate of return that will be earned on the investments used to fund the pension obligations. To determine this rate, we consider the current and target composition of plan investments, our historical returns earned, and our expectations about the future.
Assumed health care cost trend rates can have a significant effect on the amounts reported for Other Postretirement Benefits. As of December 31, 2018, the health care cost trend rate was 6.50%, declining gradually each successive year until it reaches 4.68%. A one percentage point change in assumed health care cost trend rates would have been immaterial in 2018.

Accumulated Other Comprehensive Loss

The amount recorded before-tax in accumulated other comprehensive loss related to employee benefit plans consists of the following at December 31:

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
Net actuarial loss (gain)	$177	$117	$(29)	$(16)
Net prior service cost (credit)	20	—	(18)	(25)
Total	$197	$117	$(47)	$(41)
The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss and included in net periodic benefit cost in 2019 is $15 million and $1 million, respectively. The estimated net actuarial gain and prior service credit for the other postretirement benefits that will be amortized from accumulated other comprehensive loss and included in net periodic benefit cost in 2019 is $7 million and $3 million, respectively.
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

BHGE LLC 2018 FORM 10-K | 77

Baker Hughes, a GE company, LLC
Notes to Consolidated and Combined Financial Statements

The table below presents the fair value of the pension assets at December 31:

	2018	2017
Equity securities
U.S. equity securities (1)	$215	$207
Global equity securities (1)	338	551
Debt securities
Fixed income and cash investment funds	937	658
U.S. corporate	—	70
Other debt securities	4	55
Private equities	60	107
Real estate	35	44
Other investments (2)	277	367
Total plan assets	$1,866	$2,059

(1)	Include direct investments and investment funds.

(2)	Substantially all represented hedge fund and asset allocation fund investments.
Plan assets valued using Net Asset Value (NAV) as a practical expedient amounted to $1,802 million and $1,684 million as of December 31, 2018 and 2017, respectively. The percentages of plan assets valued using NAV by investment fund type for equity securities, fixed income and cash, and alternative investments were 30%, 48%, and 19% as of December 31, 2018, respectively, and 30%, 28%, and 24% as of December 31, 2017, respectively. Those investments that were measured at fair value using NAV as practical expedient were excluded from the fair value hierarchy. The practical expedient was not applied for investments with a fair value of $64 million and $375 million as of December 31, 2018 and 2017, respectively. There were no investments classified within Level 3 in 2018. Investments classified within Level 3 in 2017 were $86 million. The remaining investments were considered Level 1 and 2.
Funding Policy
The funding policy for our Pension Benefits is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as we may determine to be appropriate. In 2018, we contributed approximately $51 million. We expect to contribute approximately $22 million to our pension plans in 2019.
We fund our Other Postretirement Benefits on a pay-as-you-go basis. In 2018, we contributed $21 million to these plans. In 2019, we expect to contribute approximately $19 million to fund such benefits.
The following table presents the expected benefit payments over the next 10 years. The U.S. and non-U.S. pension benefit payments are made by the respective pension trust funds.

Year	Pension Benefits	Other Postretirement Benefits
2019	$113	$19
2020	109	17
2021	112	12
2022	113	9
2023	113	8
2024-2028	594	31

BHGE LLC 2018 FORM 10-K | 78

Baker Hughes, a GE company, LLC
Notes to Consolidated and Combined Financial Statements

Defined Contribution Plans
Our primary defined contribution plan during 2018 was the Company sponsored U.S. 401(k) plan (401(k) Plan).  The 401(k) Plan allows eligible employees to elect to contribute portions of their eligible compensation to an investment trust.  Employee contributions are matched by the Company in cash at the rate of $1.00 per $1.00 employee contribution for the first 5% of the employee's eligible compensation, and such contributions vest immediately.  In addition, we make cash contributions for all eligible employees of 4% of their eligible compensation and such contributions are fully vested to the employee after three years of employment.  During 2018 and 2017, the legacy Baker Hughes employees participated in the 401(k) Plan whereas the legacy GE O&G employees continued to participate in the GE sponsored plan.  The 401(k) Plan provides several investment options, for which the employee has sole investment discretion, however, the 401(k) Plan does not offer the Company's common stock as an investment option.  Our costs for the 401(k) Plan and several other U.S. and non-U.S. defined contribution plans amounted to $137 million and $71 million, in 2018 and 2017, respectively. Beginning in 2019, certain legacy GE O&G employees are eligible to participate in our defined contribution plans, including our 401(k) Plan.
Other
We have two non-qualified defined contribution plans that are invested through trusts.  The assets and corresponding liabilities were $233 million and $278 million at December 31, 2018 and 2017, respectively, and are included in "All other assets" and "Liabilities for pensions and other employee benefits" captions in our consolidated and combined statements of financial position.
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
The impact of U.S. tax reform was initially recorded on a provisional basis as the legislation provided for additional guidance to be issued by the U.S. Department of the Treasury on several provisions including the computation of the transition tax. Based on guidance received to date, finalization of purchase accounting for the Baker Hughes acquisition, and finalization of our 2017 U.S. income tax returns, we have recorded a $25 million tax expense in 2018.
Additionally, as part of U.S. tax reform, the U.S. has enacted a tax on "base eroding" payments from the U.S. and a minimum tax on foreign earnings (global intangible low-taxed income) that would be borne by our members. We have made an accounting policy election to account for these taxes as period costs.

BHGE LLC 2018 FORM 10-K | 79

Baker Hughes, a GE company, LLC
Notes to Consolidated and Combined Financial Statements

The provision or benefit for income taxes is comprised of the following for the years ended December 31:

	2018	2017	2016
Current:
U.S.	$27	$(33)	$(114)
Foreign	473	411	325
Total current	500	378	211
Deferred:
U.S.	127	(165)	(5)
Foreign	(225)	(67)	(33)
Total deferred	(98)	(232)	(38)
Provision for income taxes	$402	$146	$173
The geographic sources of income (loss) before income taxes, inclusive of equity in loss of affiliate are as follows for the years ended December 31:

	2018	2017	2016
U.S.	$(672)	$(1,189)	$(487)
Foreign	1,213	843	845
Income (loss) before income taxes, inclusive of equity in loss of affiliate	$541	$(346)	$358
The benefit or provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to the loss or income before income taxes for the reasons set forth below for the years ended December 31:

	2018	2017	2016
Income (loss) before income taxes, inclusive of equity in loss of affiliate	$541	$(346)	$358
Taxes at the U.S. federal statutory income tax rate	114	(121)	125
Effect of foreign operations	103	(23)	(2)
Tax impact of partnership structure	109	275	—
Change in valuation allowances	59	69	28
Tax Cuts and Jobs Act enactment	25	(32)	—
Other - net	(8)	(22)	22
Provision for income taxes	$402	$146	$173
Actual income tax rate	74.3%	(42.2)%	48.3%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards.

BHGE LLC 2018 FORM 10-K | 80

Baker Hughes, a GE company, LLC
Notes to Consolidated and Combined Financial Statements

The tax effects of our temporary differences and carryforwards are as follows at December 31:

	2018	2017
Deferred tax assets:
Receivables	$117	$98
Inventory	79	63
Property	191	144
Goodwill and other intangibles	132	—
Employee benefits	97	64
Other accrued expenses	74	91
Operating loss carryforwards	1,500	1,376
Tax credit carryforwards	173	147
Other	233	498
Total deferred income tax asset	2,596	2,481
Valuation allowances	(1,591)	(1,845)
Total deferred income tax asset after valuation allowance	1,005	636
Deferred tax liabilities:
Goodwill and other intangibles	—	(202)
Undistributed earnings of foreign subsidiaries	(9)	—
Other	(18)	(51)
Total deferred income tax liability	(27)	(253)
Net deferred tax asset	$978	$383
At December 31, 2018, we had approximately $141 million of non-U.S. tax credits which may be carried forward indefinitely under applicable foreign law and $32 million of other credits which will begin to expire after tax year 2033 under U.S. tax law. Additionally, we had $1,500 million of net operating loss carryforwards, of which approximately $319 million will expire within five years, $186 million will expire between six and 20 years, and the remainder can be carried forward indefinitely.
We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. At December 31, 2018, $1,591 million of valuation allowances are recorded against various deferred tax assets, including foreign net operating losses (NOL) of $1,253 million, foreign tax credit carryforwards of $141 million, other U.S. NOL's and tax credit carryforwards of $44 million, and certain other deferred tax assets of $153 million. There are $206 million of deferred tax assets related to foreign net operating loss carryforwards without a valuation allowance as we expect that the deferred tax assets will be realized within the carryforward period.
Substantially all of our undistributed earnings of our foreign subsidiaries are indefinitely reinvested. Due to the enactment of U.S. tax reform, repatriations of foreign earnings will generally be free of U.S. federal tax but may incur other taxes such as withholding or state taxes. Indefinite reinvestment is determined by management’s intentions concerning the future operations of the Company. Most of these earnings have been reinvested in active non-U.S. business operations. However, as a result of U.S. tax reform, substantially all of our prior unrepatriated foreign earnings were subject to U.S. tax and accordingly we expect to have the ability to repatriate those earnings without incremental U.S. federal tax cost. As a result of U.S. tax reform, we changed our intent regarding certain cash repatriations and have accrued an additional $9 million of foreign withholding taxes. As of December 31, 2018, the cumulative amount of indefinitely reinvested foreign earnings is approximately $6.3 billion. Computation of the potential deferred tax liability associated with these undistributed earnings and any other basis differences is not practicable.
At December 31, 2018, we had $472 million of tax liabilities for total gross unrecognized tax benefits related to uncertain tax positions. In addition to these uncertain tax positions, we had $91 million and $34 million related to interest and penalties, respectively, for total liabilities of $597 million for uncertain positions. If we were to prevail on

BHGE LLC 2018 FORM 10-K | 81

Baker Hughes, a GE company, LLC
Notes to Consolidated and Combined Financial Statements

all uncertain positions, the net effect would result in an income tax benefit of approximately $516 million. The remaining $81 million compromised of $21 million for deferred tax assets that represent tax benefits that would be received in different taxing jurisdictions in the event that we did not prevail on all uncertain tax positions and increased valuation allowances of $60 million.
The following table presents the changes in our gross unrecognized tax benefits included in the consolidated and combined statements of financial position.

Asset / (Liability)	2018	2017
Balance at beginning of year	$(395)	$(94)
Balance acquired from Baker Hughes	(142)	(326)
Additions for tax positions of the current year	(21)	(13)
Additions for tax positions of prior years	(95)	(19)
Reductions for tax positions of prior years	101	32
Settlements with tax authorities	35	14
Lapse of statute of limitations	45	11
Balance at end of year	$(472)	$(395)
It is expected that the amount of unrecognized tax benefits will change in the next twelve months due to expiring statutes, audit activity, tax payments, and competent authority proceedings related to transfer pricing or final decisions in matters that are the subject of litigation in various taxing jurisdictions in which we operate. At December 31, 2018, we had approximately $96 million of tax liabilities, net of $1 million of tax assets, related to uncertain tax positions, each of which are individually insignificant, and each of which are reasonably possible of being settled within the next twelve months.
We conduct business in more than 120 countries and are subject to income taxes in most taxing jurisdictions in which we operate. All Internal Revenue Service examinations have been completed and closed through year end 2015 for the most significant U.S. returns. We believe there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties.
NOTE 13. MEMBERS' EQUITY
The BHGE LLC Agreement provides that initially there is one class of common units, which are currently held by BHGE and GE. If BHGE issues a share of Class A common stock, including in connection with an equity incentive or similar plan, BHGE LLC will also issue a corresponding common unit to BHGE or one of its direct subsidiaries. For the year ended December 31, 2018, we issued 1,492 thousand common units to BHGE in connection with the issuance of Class A common stock by BHGE.
The following table presents the changes in the number of common units outstanding (in thousands):

	2018		2017
	Common Units Held by BHGE	Common Units Held by GE	Common Units Held by BHGE	Common Units Held by GE
Balance at beginning of year	422,208	706,985	—	—
Issue of units to BHGE on business combination at July 3, 2017	—	—	427,709	717,111
Issue of units to BHGE under equity incentive plan	1,492	—	546	—
Exchange of common units (1)	101,200	(101,200)	—	—
Repurchase program (2) (3)	(11,501)	(84,241)	(6,047)	(10,126)
Balance at end of year	513,399	521,543	422,208	706,985

BHGE LLC 2018 FORM 10-K | 82

Baker Hughes, a GE company, LLC
Notes to Consolidated and Combined Financial Statements

(1)
In November 2018, BHGE completed an underwritten secondary public offering in which GE and its affiliates sold 101.2 million of its shares of Class A common stock. BHGE did not receive any proceeds from the shares sold by GE and its affiliates in this offering. The offering included the exchange of our common units (together with the corresponding shares of Class B common stock of BHGE) for Class A common stock of BHGE by GE and its affiliates per the Exchange Agreement.

(2)
In November 2017, BHGE's board of directors authorized us to repurchase up to $3 billion of our common units from BHGE and GE. The $3 billion repurchase authorization is the aggregate authorization for repurchases of BHGE's Class A common stock and Class B common stock together with its paired common unit. As of December 31, 2018, the stock repurchase program has been substantially completed.

(3)
During 2018, we repurchased and canceled 30,742,152 units for a total consideration of $1 billion. Additionally, in November 2018, we also repurchased 65 million of our common units from GE and its affiliates for an aggregate of $1,461 million, or $22.48 per unit, which is the same per unit price, net of discounts and commissions paid by the underwriters to GE and its affiliates in the underwritten public offering. In connection with this repurchase, the corresponding shares of Class B common stock of BHGE held by GE and its affiliates were canceled.

As a result of the exchange of BHGE's shares in the secondary offering and our common units repurchased in November 2018, GE's ownership of our common units reduced during the fourth quarter of 2018 from approximately 62.5% to approximately 50.4%.
ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL)
The following table presents the changes in accumulated other comprehensive loss, net of tax:

	Investment Securities	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2016	$—	$(1,795)	$(10)	$(83)	$(1,888)
Other comprehensive income (loss) before reclassifications	41	(4)	8	45	90
Amounts reclassified from accumulated other comprehensive income (loss)	(39)	—	7	1	(31)
Deferred taxes	2	(10)	(3)	9	(2)
Other comprehensive income (loss)	4	(14)	12	55	57
Less: Other comprehensive income attributable to noncontrolling interests	1	1	—	1	3
Less: Other adjustments	—	15	—	32	47
Balance at December 31, 2017	3	(1,825)	2	(61)	(1,881)
Other comprehensive loss before reclassifications	(1)	(502)	(6)	(70)	(579)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1	5	6
Deferred taxes	(2)	—	1	1	—
Other comprehensive loss	(3)	(502)	(4)	(64)	(573)
Less: Other adjustments	—	—	—	8	8
Balance at December 31, 2018	$—	$(2,327)	$(2)	$(133)	$(2,462)
The amounts reclassified from accumulated other comprehensive loss during the years ended December 31, 2018 and 2017 represent (i) realized gains (losses) on investment securities recorded in other non operating income, net (ii) gains (losses) reclassified on cash flow hedges when the hedged transaction occurs and (iii) the amortization of net actuarial loss and prior service credit, and curtailments which are included in the computation of net periodic pension cost (see "Note 11. Employee Benefit Plans" for additional details). Net periodic pension cost is recorded across the various cost and expense line items within the consolidated and combined statements of income (loss).

BHGE LLC 2018 FORM 10-K | 83

Baker Hughes, a GE company, LLC
Notes to Consolidated and Combined Financial Statements

NOTE 14. FINANCIAL INSTRUMENTS
RECURRING FAIR VALUE MEASUREMENTS
Our assets and liabilities measured at fair value on a recurring basis consists of derivative instruments and investment securities.

	2018				2017
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets
Derivatives	$—	$74	$—	$74	$—	$150	$—	$150
Investment securities	39	—	288	327	81	8	304	393
Total assets	39	74	288	401	81	158	304	543

Liabilities
Derivatives	—	(82)	—	(82)	—	(95)	—	(95)
Total liabilities	$—	$(82)	$—	$(82)	$—	$(95)	$—	$(95)
There were no transfers between Level 1, 2 and 3 during 2018.
The following table provides a reconciliation of recurring Level 3 fair value measurements for investment securities:

	2018	2017
Balance at beginning of year	$304	$—
Additions as a result of business combination	—	179
Purchases	75	186
Proceeds at maturity	(90)	(62)
Unrealized gains (losses) recognized in accumulated other comprehensive income (loss)	(1)	1
Balance at end of year	$288	$304
The most significant unobservable input used in the valuation of our Level 3 instruments is the discount rate. Discount rates are determined based on inputs that market participants would use when pricing investments, including credit and liquidity risk. An increase in the discount rate would result in a decrease in the fair value of our investment securities. There are no unrealized gains or losses recognized in the consolidated and combined statement of income (loss) on account of any Level 3 instrument still held at the reporting date. We hold $149 million and $127 million of these investment securities on behalf of GE at December 31, 2018 and December 31, 2017, respectively.

	2018				2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities
Non-U.S. debt securities (1)	$288	$—	$—	$288	$310	$2	$—	$312
Equity securities (2)	39	—	—	39	81	—	—	81
Total	$327	$—	$—	$327	$391	$2	$—	$393

(1)	All of our investment securities are classified as available for sale instruments. Non-U.S. debt securities mature in four years.

(2)	Net unrealized gains (losses) recorded to earnings related to these securities were $(25) million and $30 million for the years ended December 31, 2018 and 2017, respectively.

BHGE LLC 2018 FORM 10-K | 84

Baker Hughes, a GE company, LLC
Notes to Consolidated and Combined Financial Statements

FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
Our financial instruments include cash and equivalents, current receivables, investments, accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of these financial instruments at December 31, 2018 and December 31, 2017 approximates their carrying value as reflected in our consolidated and combined financial statements. For further information on the fair value of our debt, see "Note 10. Borrowings."
DERIVATIVES AND HEDGING
We use derivatives to manage our risks and do not use derivatives for speculation.
The table below summarizes the fair value of all derivatives, including hedging instruments and embedded derivatives.

	2018		2017
	Assets	(Liabilities)	Assets	(Liabilities)
Derivatives accounted for as hedges
Currency exchange contracts	$—	$(7)	$6	$—

Derivatives not accounted for as hedges
Currency exchange contracts	74	(75)	144	(95)
Total derivatives	$74	$(82)	$150	$(95)
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

BHGE LLC 2018 FORM 10-K | 85

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
NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is the number of units of the underlying (for example, the notional principal amount of the debt in an interest rate swap). A substantial majority of the outstanding notional amount of $6.4 billion and $10.2 billion at December 31, 2018 and December 31, 2017, respectively, is related to hedges of anticipated sales and purchases in foreign currency, commodity purchases, and contractual terms in contracts that are considered embedded derivatives and for intercompany borrowings in foreign currencies. We generally disclose derivative notional amounts on a gross basis to indicate the total counterparty risk. Where we have gross purchase and sale derivative contracts for a particular currency, we look to execute these contracts with the same counterparty to reduce our exposure. The corresponding net notional amounts were $2.8 billion at December 31, 2018 and $3.3 billion at December 31, 2017.
The table below provides additional information about how derivatives are reflected in our consolidated and combined financial statements.

Carrying amount related to derivatives	2018	2017
Derivative assets	$74	$150
Derivative liabilities	(82)	(95)
Net derivatives	$(8)	$55

BHGE LLC 2018 FORM 10-K | 86

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

	2018		2017		2016
	Cash Flow Hedges	Economic Hedges	Cash Flow Hedges	Economic Hedges	Cash Flow Hedges	Economic Hedges
Effect on hedging instrument	$(6)	$(4)	$8	$121	$38	$(272)
Effect on underlying	6	(34)	(8)	(152)	(38)	102
Effect on earnings (1)	—	(38)	—	(31)	—	(170)

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

	Gain (Loss) Recognized in AOCI			Gain (Loss) Reclassified from AOCI to Earnings
	2018	2017	2016	2018	2017	2016
Currency exchange contracts	$(6)	$8	$(38)	$(1)	$(7)	$(37)
We expect to transfer a loss of $3 million to earnings in the next 12 months contemporaneously with the earnings effects of the related forecast transactions. At December 31, 2018 and 2017, the maximum term of derivative instruments that hedge forecast transactions was two-years and three-years, respectively. See "Note 13. Members' Equity" for additional information about reclassification out of accumulated other comprehensive income.
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
NOTE 15. SEGMENT INFORMATION
Our reportable segments, which are the same as our operating segments, are organized based on the nature of markets and customers. We report our operating results through our four operating segments that consist of similar products and services within each segment as described below.
OILFIELD SERVICES

Oilfield Services provides products and services for onshore and offshore operations across the lifecycle of a well, ranging from drilling, evaluation, completion, production and intervention. Products and services include

BHGE LLC 2018 FORM 10-K | 87

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

Segment revenue	2018	2017	2016
Oilfield Services	$11,617	$5,881	$788
Oilfield Equipment	2,641	2,661	3,540
Turbomachinery & Process Solutions	6,015	6,295	6,668
Digital Solutions	2,604	2,342	2,086
Total	$22,877	$17,179	$13,082

BHGE LLC 2018 FORM 10-K | 88

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

Segment income (loss) before income taxes	2018	2017	2016
Oilfield Services	$785	$67	$(207)
Oilfield Equipment	—	26	305
Turbomachinery & Process Solutions	621	665	1,058
Digital Solutions	390	357	363
Total segment	1,796	1,115	1,519
Corporate	(405)	(370)	(375)
Inventory impairment and related charges (1)	(105)	(244)	(138)
Restructuring, impairment and other	(433)	(412)	(516)
Merger and related costs	(153)	(373)	(33)
Other non operating income, net	202	80	3
Interest expense, net	(223)	(131)	(102)
Total	$680	$(335)	$358

(1)
Inventory impairments and related charges are reported in the "Cost of goods sold" caption of the consolidated and combined statements of income (loss). 2017 includes $87 million of adjustments to write-up the acquired inventory to its estimated fair value on acquisition of Baker Hughes as this inventory was used or sold in the six months ended December 31, 2017.

The following table presents total assets by segment at December 31:

Segment assets	2018	2017
Oilfield Services	$30,647	$32,568
Oilfield Equipment	7,298	7,613
Turbomachinery & Process Solutions	8,529	9,147
Digital Solutions	4,063	3,830
Total segment	50,537	53,158
Corporate and eliminations (1)	1,697	3,178
Total	$52,234	$56,336

(1)	Corporate and eliminations in total segment assets includes adjustments of intercompany investments and receivables that are reflected within the total assets of the four reportable segments.
The following table presents depreciation and amortization by segment for the years ended December 31:

Segment depreciation and amortization	2018	2017	2016
Oilfield Services	$1,003	$613	$132
Oilfield Equipment	173	187	154
Turbomachinery & Process Solutions	156	174	186
Digital Solutions	112	119	78
Total Segment	1,444	1,093	550
Corporate	42	10	—
Total	$1,486	$1,103	$550

BHGE LLC 2018 FORM 10-K | 89

Baker Hughes, a GE company, LLC
Notes to Consolidated and Combined Financial Statements

The following table presents net property, plant and equipment by its geographic location at December 31:

Property, plant and equipment - net	2018	2017	2016
U.S.	$2,654	$3,369	$833
Non-U.S.	3,574	3,590	1,492
Total	$6,228	$6,959	$2,325
NOTE 16. RELATED PARTY TRANSACTIONS
Our most significant related party transactions are transactions that we have entered into with our members and their affiliates. GE and its affiliates have provided and continue to provide a variety of services to us. We also enter into certain transactions with BHGE as provided in the BHGE LLC Agreement.
In connection with the Transactions on July 3, 2017, we entered into various agreements with GE and its affiliates that govern our relationship with GE following the Transactions including an Intercompany Services Agreement pursuant to which GE and its affiliates and the Company will provide certain services to each other. GE provides certain administrative services, GE proprietary technology and use of certain GE trademarks in consideration for a payment of $55 million per year. GE may also provide us with certain additional administrative services under the Intercompany Services Agreement, not included as consideration for the $55 million per year payment, and the fees for such services are based on actual usage of such services and historical GE intercompany pricing. In addition, we provide GE and its affiliates with confidential access to certain of our proprietary technology and related developments and enhancements thereto related to GE's operations, products or service offerings. We recognized a cost of $55 million and $28 million for the year ended December 31, 2018 and December 31, 2017, respectively, for services provided by GE and its affiliates subsequent to the close of the Transactions. Under the terms of the Master Agreement Framework, entered into on November 13, 2018, the annual intercompany services fee of $55 million that we agreed to pay GE as part of the Transactions will be reduced by 50% to $27.5 million per year beginning on January 1, 2019. The intercompany services agreement will terminate 90 days following the Trigger Date. See further discussion below.
We sold products and services to GE and its affiliates for $363 million, $639 million and $374 million during the years ended December 31, 2018, 2017 and 2016, respectively. Purchases from GE and its affiliates were $1,791 million, $1,512 million and $978 million during the years ended December 31, 2018, 2017 and 2016, respectively.
Prior to the Transactions, GE and its affiliates provided a variety of services and funding to us. The cost of these services was either (a) recognized through our allocated portion of GE's corporate overhead; or (b) billed directly to us. Costs of $103 million and $210 million for the year ended December 31, 2017 and 2016, respectively, were recorded in our consolidated and combined statements of income (loss) in respect of services provided by GE and its affiliates prior to the close of the Transactions.
MASTER AGREEMENT FRAMEWORK
In June 2018, GE announced their intention to pursue an orderly separation from BHGE over time. On November 13, 2018, we entered into a Master Agreement and a series of related ancillary agreements and binding term sheets with GE and BHGE (collectively, the Master Agreement Framework) designed to further solidify the commercial and technological collaborations between us and GE and to facilitate our ability to transition from operating as a controlled company. In particular, the Master Agreement Framework contemplates long-term agreements between us, BHGE and GE on technology, fulfillment and other key areas to provide greater clarity to customers, employees and members.
Key elements of the Master Agreement Framework include:
Secured long-term collaboration on critical rotating equipment
Under the terms of the Master Agreement Framework, we have defined the parameters for a long-term collaboration and strategic relationship with GE on certain critical rotating equipment products.

BHGE LLC 2018 FORM 10-K | 90

Baker Hughes, a GE company, LLC
Notes to Consolidated and Combined Financial Statements

We have entered into an aero-derivative joint venture (JV) binding term sheet with GE to form a JV relating to the parties’ respective aero-derivative gas turbine products and services. The JV is expected to become effective, subject to regulatory clearances and other customary closing conditions, on the date (the Trigger Date) that is the later of (i) July 3, 2019 and (ii) the date on which GE and its affiliates cease to own more than 50% of the voting power of BHGE’s outstanding common stock. These jet engine aero-derivative products are mainly used in our LNG, onshore-offshore production, pipeline and industrial segments within our Turbomachinery & Process Solutions segment and by GE in its power generation business. GE and we will contribute certain assets, inventory and service facilities into the JV and both companies will jointly control operations. The JV will have a supply and technology development agreement with GE’s aviation business (GE Aviation), which will revise and extend pricing arrangements as compared to BHGE’s existing supply agreement, and which will become effective at the Trigger Date.
Additionally, we have entered into an industrial steam turbine binding term sheet with GE, which, among other things, sets forth the terms on which BHGE LLC would be granted an option, exercisable following completion of any applicable information and consultation processes with employee representative bodies, to transfer certain of its assets, liabilities and employees that are related to BHGE LLC’s existing business of developing, designing, engineering, marketing, supplying, installing and servicing certain industrial steam turbine product lines to GE.
In parallel, we have also entered into a binding term sheet for the long-term supply and related distribution arrangement with GE for heavy-duty gas turbine technology at the current pricing levels, which will become effective at the Trigger Date. The heavy-duty gas turbine technologies are important components of BHGE TPS’ offerings and the long-term agreements provide greater clarity on the commercial approach and customer fulfillment, and will enable BHGE and GE to jointly innovate on leading technology.
Preserved access to GE Digital software & technology
As part of the Master Agreement Framework, BHGE has agreed with GE Digital to maintain, subject to certain conditions, BHGE's current status as the exclusive reseller of GE Digital offerings in the oil & gas space, and BHGE will continue to source exclusively from GE Digital for certain GE Digital offerings for oil and gas applications. As part of this agreement, BHGE and GE Digital have revised and extended certain pricing arrangements and have established service level obligations.
Other key agreements
• GE and BHGE agreed to maintain current operations and pricing levels with regards to Control upgrade services we offer through our Digitals Solution segment division for the four years commencing on the Trigger Date.
• GE will transfer to BHGE certain UK pension liabilities related to the oil and gas businesses of BHGE and certain specified former oil and gas businesses of GE on what is intended to be a fully funded basis (using agreed upon actuarial assumptions). No liabilities associated with GE’s broad-based U.S. defined benefit pension plan will be transferred to us.
• The Tax Matters Agreement with GE that was negotiated at the time of the Transactions will be clarified but otherwise will remain substantially in place, and both companies retain the ability to monetize certain tax benefits.
• Under the terms of the Master Agreement Framework, the annual intercompany services fee of $55 million that we agreed to pay GE as part of the Transactions will be reduced by 50% to $27.5 million per year beginning on January 1, 2019. The intercompany services agreement will terminate 90 days following the Trigger Date (except with respect to certain tools access).
In connection with the Master Agreement Framework, BHGE has agreed to terminate the transfer restrictions previously applicable to GE under the Stockholders Agreement, dated as of July 3, 2017, by and between BHGE and GE, as amended from time to time (the Stockholders Agreement). The transfer restrictions prohibited GE from transferring any shares of BHGE's common stock prior to July 3, 2019 (except to its affiliates) without the approval of the Conflicts Committee of BHGE board of directors. Other provisions of the Stockholders Agreement, including

BHGE LLC 2018 FORM 10-K | 91

Baker Hughes, a GE company, LLC
Notes to Consolidated and Combined Financial Statements

continuing restrictions on certain private transfers of shares of BHGE's common stock by GE, and approval requirements for related party transactions, remain in effect.
In addition, the Stockholders Agreement was amended and restated to provide that, following the Trigger Date and until GE and its affiliates own less than 20% of the voting power of BHGE outstanding common stock, GE shall be entitled to designate one person for nomination to BHGE board of directors.
OTHER RELATED PARTY
In connection with the Transactions, on July 3, 2017, we executed a promissory note with GE that represents certain cash that we are holding on GE's behalf due to the restricted nature of the cash. The restriction arises as the majority of the cash cannot be released, transferred or otherwise converted into a non-restricted market currency due to the lack of market liquidity, capital controls or similar monetary or exchange limitations by a Government entity of the jurisdiction in which such cash is situated.  There is no maturity date on the promissory note, but we remain obligated to repay GE, therefore, this obligation is reflected as short-term borrowings. As of December 31, 2018, of the $896 million due to GE, $747 million was held in the form of cash and $149 million was held in the form of investment securities. As of December 31, 2017, of the $1,124 million due to GE, $997 million was held in the form of cash and $127 million was held in the form of investment securities. A corresponding liability is reported in short-term borrowings in the consolidated and combined statements of financial position.
The Company has $538 million and $575 million of accounts payable at December 31, 2018 and 2017, respectively, for goods and services provided by GE in the ordinary course of business. The Company has $746 million and $915 million of current receivables at December 31, 2018 and 2017, respectively, for goods and services provided to GE in the ordinary course of business. Additionally, the Company has $93 million of current receivables at December 31, 2018 from BHGE.
Prior to the Transactions, GE provided guarantees, letters of credit, and other support arrangements on our behalf. We provide guarantees to GE Capital on behalf of some customers who have entered into financing arrangements with GE Capital.
TRADE PAYABLES ACCELERATED PAYMENT PROGRAM
Our North American operations participate in accounts payable programs with GE Capital. Invoices are settled with vendors per our payment terms to obtain cash discounts. GE Capital provides funding for invoices eligible for a cash discount. Our liability associated with the funded participation in the accounts payable programs, which is presented as accounts payable within the consolidated and combined statements of financial position, was $471 million and $293 million as of December 31, 2018 and December 31, 2017, respectively. On January 16, 2019, GE announced the sale of GE Capital’s accounts payable program platform to a third-party and their intent to start transitioning their existing program to an accounts payable program with that party. As a GE affiliate, we are covered under the agreement.
INCOME TAXES
At closing of the Transactions, BHGE, GE and BHGE LLC entered into a Tax Matters Agreement. The Tax Matters Agreement governs the administration and allocation between the parties of tax liabilities and benefits arising prior to, as a result of, and subsequent to the Transactions, including certain restructuring transactions in connection therewith, and the respective rights, responsibilities and obligations of GE and BHGE, with respect to various other tax matters. GE will be responsible for certain taxes related to the formation of the transaction undertaken by GE and Baker Hughes and their respective subsidiaries. GE has assumed approximately $31 million of tax obligations of Baker Hughes related to the formation of the transaction.
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

BHGE LLC 2018 FORM 10-K | 92

Baker Hughes, a GE company, LLC
Notes to Consolidated and Combined Financial Statements

The Tax Matters Agreement also provides for the sharing of certain tax benefits (i) arising from the Transactions, including restructuring transactions, and (ii) resulting from allocations of tax items by BHGE LLC. GE is entitled to 100% of these tax benefits to the extent that GE has borne certain taxes related to the formation of the transaction which are currently estimated to be $31 million. Thereafter, these tax benefits will be shared by GE and BHGE in accordance with their economic ownership of BHGE LLC. The sharing of tax benefits generally is expected to result in cash payments by BHGE LLC to its members. Any such cash payments may be subject to adjustment based on certain subsequent events, including tax audits or other determinations as to the availability of the tax benefits with respect to which such cash payments were previously made.
NOTE 17. COMMITMENTS AND CONTINGENCIES
LEASES
At December 31, 2018, we had long-term non-cancelable operating leases covering certain facilities and equipment. The minimum annual rental commitments, net of amounts due under subleases, for each of the five years in the period ending December 31, 2023 are $186 million, $154 million, $108 million, $77 million and $55 million, respectively, and $266 million in the aggregate thereafter. Rent expense was $579 million, $360 million and $200 million for the years ended December 31, 2018, 2017 and 2016, respectively. We did not enter into any significant capital leases during the three years ended December 31, 2018.
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

BHGE LLC 2018 FORM 10-K | 93

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
On February 17, 2017, GE Infrastructure Sensing, Inc. (now known as GE Infrastructure Sensing, LLC) (GEIS), a subsidiary of the Company, was served with a lawsuit filed in the Eastern District of New York by a company named Saniteq LLC claiming compensatory damages totaling $500 million plus punitive damages of an unspecified amount. The complaint is captioned Saniteq LLC v. GE Infrastructure Sensing, Inc., No. 17-cv-771 (E.D.N.Y 2017). The complaint generally alleges that GEIS breached a contract being negotiated between the parties and misappropriated unspecified trade secrets. On September 13, 2018, the District Court entered an Order granting GEIS’ Motion for Summary Judgment dismissing Saniteq LLC’s claims in their entirety as a matter of law.  Saniteq LLC filed a notice of appeal from the District Court’s Judgment. On February 6, 2019, the parties entered a Confidential Settlement Agreement and Release of all claims. The Settlement Agreement does not have a material impact on the Company's financial statements.
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

BHGE LLC 2018 FORM 10-K | 94

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
On July 31, 2018, International Engineering & Construction S.A. (IEC) initiated arbitration proceedings in New York administered by the International Center for Dispute Resolution (ICDR) against the Company and its subsidiaries arising out of a series of sales and service contracts entered between IEC and the Company’s subsidiaries for the sale and installation of LNG plants and related power generation equipment in Nigeria (Contracts).  Prior to the filing of the IEC Arbitration, the Company’s subsidiaries made demands for payment due under the Contracts.  On August 15, 2018, the Company’s subsidiaries initiated a separate demand for ICDR arbitration against IEC for claims of additional costs and amounts due under the Contracts.  On October 10, 2018, IEC filed a Petition to Compel Arbitration in the United States District Court for the Southern District of New York against the Company seeking to compel non-signatory BHGE entities to participate in the arbitration filed by IEC. The complaint is captioned International Engineering & Construction S.A. et al. v. Baker Hughes, a GE Company LLC, et al. No. 18-cv-09241 (S.D.N.Y 2018).  IEC alleges breach of contract and other claims against the Company and its subsidiaries and seeks recovery of alleged compensatory damages, in addition to reasonable attorneys' fees, expenses and arbitration costs. IEC alleges that its total damages may exceed $500 million.  The Company intends to vigorously contest the claims made by IEC in the arbitration and litigation proceedings.  At this time, we are not able to predict the outcome of these claims.
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
ENVIRONMENTAL MATTERS
Estimated remediation costs are accrued using currently available facts, existing environmental permits, technology and enacted laws and regulations. Our cost estimates are developed based on internal evaluations and are not discounted. Accruals are recorded when it is probable that we will be obligated to pay for environmental site evaluation, remediation or related activities, and such costs can be reasonably estimated. As additional information becomes available, accruals are adjusted to reflect current cost estimates. Ongoing environmental compliance costs, such as obtaining environmental permits, installation of pollution control equipment and waste disposal are expensed as incurred. Where we have been identified as a potentially responsible party in a U.S. federal or state Comprehensive Environmental Response, Compensation and Liability Act (Superfund) site, we accrue our share of the estimated remediation costs of the site. This share is based on the ratio of the estimated volume of waste we contributed to the site to the total volume of waste disposed at the site.
OTHER
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees, which totaled approximately $3.6 billion at December 31, 2018. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our financial position, results of operations or cash flows. We also had commitments outstanding for purchase obligations for each of the five years in the period ending December 31, 2023 of $1,388 million, $51 million, $35 million, $20 million and $5 million, respectively, and $8 million in the aggregate thereafter.

BHGE LLC 2018 FORM 10-K | 95

Baker Hughes, a GE company, LLC
Notes to Consolidated and Combined Financial Statements

NOTE 18. RESTRUCTURING, IMPAIRMENT AND OTHER
We recorded restructuring, impairment and other charges of $433 million, $412 million, and $516 million during the years ended December 31, 2018, 2017 and 2016, respectively. Details of these charges are discussed below.
RESTRUCTURING AND IMPAIRMENT CHARGES
In the current and prior periods, we approved various restructuring plans globally, mainly to consolidate manufacturing and service facilities, rationalize product lines and rooftops, and reduce headcount across various functions. As a result, we recognized a charge of $304 million, $385 million and $293 million for the years ended December 31, 2018, 2017 and 2016, respectively. These restructuring initiatives are expected to generate charges of approximately $82 million as these restructuring plans come to completion.
These charges are included in the "Restructuring, impairment and other" caption in the consolidated and combined statements of income (loss).
The amount of costs not included in the reported segment results is as follows:

	2018	2017	2016
Oilfield Services	$160	$187	$122
Oilfield Equipment	25	114	52
Turbomachinery & Process Solutions	71	21	58
Digital Solutions	17	34	34
Corporate	31	29	27
Total	$304	$385	$293
These costs were primarily related to product line terminations, facility closures and related expenses such as property, plant and equipment impairments, contract terminations and costs of assets' and employees' relocation, employee-related termination benefits, and other incremental costs that were a direct result of the restructuring plans.

	2018	2017	2016
Property, plant & equipment, net	$80	$131	$93
Employee-related termination expenses	123	186	111
Asset relocation costs	28	10	17
EHS remediation costs	6	9	20
Contract termination fees	44	26	37
Other incremental costs	23	23	15
Total	$304	$385	$293
OTHER CHARGES
Other charges included in "Restructuring, impairment and other" caption of the consolidated and combined statements of income (loss) was $129 million, $27 million and $223 million for the years ended December 31, 2018, 2017 and 2016, respectively. In 2018, other charges consist primarily of accelerated amortization of $80 million related to trade names and technology in our OFS segment, litigation charges of $25 million in Corporate and costs of $13 million to exit certain operations that impacted our TPS and OFS segments. In 2017 and 2016, other charges primarily include currency devaluation charges of $12 million and $138 million, respectively, largely driven by significant currency devaluations in Angola and Nigeria.

BHGE LLC 2018 FORM 10-K | 96

Baker Hughes, a GE company, LLC
Notes to Consolidated and Combined Financial Statements

NOTE 19. SUPPLEMENTARY INFORMATION
All Other Current Liabilities
All other current liabilities as of December 31, 2018 and 2017 include $951 million and $881 million, respectively, of employee related liabilities.
Product Warranties
We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties are as follows:

	2018	2017
Balance at beginning of year	$164	$74
Provisions	47	37
Expenditures	(96)	(44)
Other (1)	121	97
Balance at end of year	$236	$164

(1)	Primarily related to the acquisition of Baker Hughes.
Allowance for doubtful accounts
The change in allowance for doubtful accounts is as follows:

	2018	2017
Balance at beginning of year	$330	$186
Additions	47	159
Amounts written off	(43)	(23)
Other	(7)	8
Balance at end of year	$327	$330

BHGE LLC 2018 FORM 10-K | 97

Baker Hughes, a GE company, LLC
Notes to Consolidated and Combined Financial Statements

NOTE 20. QUARTERLY DATA (UNAUDITED)

(In millions, except per unit amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2018
Revenue	$5,399	$5,548	$5,665	$6,264	$22,877
Gross profit (1)	841	936	973	1,236	3,986
Restructuring, impairment and other (2)	162	146	66	59	433
Merger and related costs	46	50	17	41	153
Net income (loss) attributable to Baker Hughes, a GE company, LLC	(143)	(51)	38	276	120
Cash distribution per common unit	0.18	0.18	0.18	0.18	0.72

2017
Revenue	$3,064	$3,015	$5,301	$5,799	$17,179
Gross profit (1)	687	539	952	858	3,036
Restructuring, impairment and other (2)	42	59	191	119	412
Merger and related costs	66	85	159	63	373
Net income (loss) attributable to Baker Hughes, a GE company, LLC	68	(25)	(361)	(181)	(499)
Cash distribution per common unit	—	—	0.17	0.18	0.35

(1)	Represents revenue less cost of sales and cost of services.

(2)
Restructuring, impairment and other costs associated with asset impairments, workforce reductions, facility closures and contract terminations recorded during 2018 and 2017. See "Note 18. Restructuring, Impairment and Other" for further discussion.

BHGE LLC 2018 FORM 10-K | 98

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Exchange Act) were effective at a reasonable assurance level.
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
ITEM 9B. OTHER INFORMATION
None.

BHGE LLC 2018 FORM 10-K | 99

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Not required.
ITEM 11. EXECUTIVE COMPENSATION
Not required.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Not required.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Not required.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The Audit Committee appointed KPMG LLP as the Company’s independent registered public accountant to audit the financial statements of the Company and its consolidated subsidiaries for the fiscal year ending on December 31, 2018 and the interim period July 3, 2017 through December 31, 2017. As a result of the consummation of the Transactions on July 3, 2017, which was treated as a “reverse acquisition” for accounting purposes, the historical financial statements of the accounting acquirer, GE O&G, became the historical financial statements of the Company for periods ending after July 3, 2017. Deloitte was the independent auditor that audited Baker Hughes Incorporated's financial statements prior to the Transactions and KPMG S.p.A. was the independent auditor that audited GE O&G’s financial statements prior to the Transactions.
KPMG LLP, KPMG S.p.A., and Deloitte severally billed or will bill the Company or its subsidiaries for the aggregate fees set forth in the respective tables below for services provided during fiscal years 2018 and 2017. These amounts include fees paid or to be paid by the Company for (i) professional services rendered for the audit of the Company’s annual financial statements, review of quarterly financial statements and audit services related to the effectiveness of the Company’s internal control over financial reporting, (ii) assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and (iii) professional services rendered for tax compliance, tax advice, and tax planning.
The table below shows the aggregate fees paid or to be paid to KPMG LLP for professional services related to fiscal years 2018 and 2017:

	2018	2017
Audit fees	$27.9	$31.8
Audit-related fees	0.2	0.3
Tax fees	0.1	0.3
All other	—	—
Total	$28.2	$32.4

BHGE LLC 2018 FORM 10-K | 100

The table below shows the aggregate fees paid or to be paid to KPMG S.p.A. for professional services related to fiscal years 2018 and 2017:

	2018	2017
Audit fees	$—	$8.8
Audit-related fees	—	—
Tax fees	—	—
All other	—	—
Total	$—	$8.8
The table below shows the aggregate fees paid or to be paid to Deloitte for professional services related to fiscal years 2018 and 2017:

	2018	2017
Audit fees	$—	$7.2
Audit-related fees
All other audit-related fees	—	0.1
Tax fees	—	0.1
All other	2.6	0.1
Total	$2.6	$7.5
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

BHGE LLC 2018 FORM 10-K | 101

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) List of Documents filed as part of this annual report.
(1) Financial Statements
All financial statements of the Company as set forth under Item 8 of this annual report on Form 10-K.
(2) Financial Statement Schedules
The schedules listed in Reg. 210.5-04 have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
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

2.2
Amendment, dated as of March 27, 2017, to the Transaction Agreement and Plan of Merger, dated as of October 30, 2016, among General Electric Company, Baker Hughes Incorporated, Bear Newco, Inc., Bear MergerSub, Inc., BHI Newco, Inc. and Bear MergerSub 2, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report of Baker Hughes Incorporated on Form 8-K filed March 31, 2017).

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

BHGE LLC 2018 FORM 10-K | 102

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

10.1
Master Agreement, dated as of November 13, 2018, between Baker Hughes, a GE company, Baker Hughes, a GE company, LLC and General Electric Company (incorporated by reference to Exhibit 10.1 to the Current Report of Baker Hughes, a GE company, LLC on Form 8-K dated November 13, 2018, Accession No. 0000950103-18-013305.)

10.2
Aero-Derivatives Supply and Technology Development Agreement, dated as of November 13, 2018, between Baker Hughes, a GE company, LLC and General Electric Company (incorporated by reference to Exhibit 10.2 to the Current Report of Baker Hughes, a GE company, LLC on Form 8-K dated November 13, 2018, Accession No. 0000950103-18-013305.)

10.3
HDGT Supply Agreement, dated as of November 13, 2018, between Baker Hughes, a GE company, LLC and General Electric Company (incorporated by reference to Exhibit 10.3 to the Current Report of Baker Hughes, a GE company, LLC on Form 8-K dated November 13, 2018, Accession No. 0000950103-18-013305.)

10.4
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

10.6
Amended and Restated Non-Competition Agreement, dated as of November 13, 2018, between General Electric Company and Baker Hughes, a GE company (incorporated by reference to Exhibit 10.7 to the Current Report of Baker Hughes, a GE company, LLC on Form 8-K dated November 13, 2018, Accession No. 0000950103-18-013305).

10.7
Amended and Restated Channel Agreement, dated as of November 13, 2018, between General Electric Company and Baker Hughes, a GE company (incorporated by reference to Exhibit 10.8 to the Current Report of Baker Hughes, a GE company, LLC on Form 8-K dated November 13, 2018, Accession No. 0000950103-18-013305).

10.8
Amended and Restated IP Cross License Agreement, dated as of November 13, 2018, between General Electric Company and Baker Hughes, a GE company, LLC (incorporated by reference to Exhibit 10.11 to the Current Report of Baker Hughes, a GE company, LLC on Form 8-K dated November 13, 2018, Accession No. 0000950103-18-013305).

10.9
Side Letter to the Amended and Restated IP Cross License Agreement, dated as of November 13, 2018, between General Electric Company and Baker Hughes, a GE company, LLC (incorporated by reference to Exhibit 10.12 to the Current Report of Baker Hughes, a GE company, LLC on Form 8-K dated November 13, 2018, Accession No. 0000950103-18-013305).

10.10
Amended and Restated Trademark License Agreement, dated as of November 13, 2018, between General Electric Company and Baker Hughes, a GE company, LLC (incorporated by reference to Exhibit 10.13 to the Current Report of Baker Hughes, a GE company, LLC on Form 8-K dated November 13, 2018, Accession No. 0000950103-18-013305).

10.11
Amended and Restated GE Digital Master Products and Services Agreement, dated as of November 13, 2018, between GE Digital LLC and Baker Hughes, a GE company, LLC (incorporated by reference to Exhibit 10.10 to the Current Report of Baker Hughes, a GE company, LLC on Form 8-K dated November 13, 2018, Accession No. 0000950103-18-013305).

10.12
Amended and Restated Intercompany Services Agreement, dated as of November 13, 2018, between General Electric Company and Baker Hughes, a GE company, LLC (incorporated by reference to Exhibit 10.9 to the Current Report of Baker Hughes, a GE company, LLC on Form 8-K dated November 13, 2018, Accession No. 0000950103-18-013305).

10.13
Amended and Restated Supply Agreement, dated as of November 13, 2018, between General Electric Company, as Seller, and Baker Hughes, a GE company, LLC, as Buyer (incorporated by reference to Exhibit 10.5 to the Current Report of Baker Hughes, a GE company, LLC on Form 8-K dated November 13, 2018, Accession No. 0000950103-18-013305).

BHGE LLC 2018 FORM 10-K | 103

10.14
Amended and Restated Supply Agreement, dated as of November 13, 2018, between Baker Hughes, a GE company, LLC , as Seller, and General Electric Company, as Buyer (incorporated by reference to Exhibit 10.6 to the Current Report of Baker Hughes, a GE company, LLC on Form 8-K dated November 13, 2018, Accession No. 0000950103-18-013305).

10.15
Umbrella Aero-Derivatives IP Agreement, dated as of November 13, 2018, between General Electric Company and Baker Hughes, a GE company, LLC (incorporated by reference to Exhibit 10.14 to the Current Report of Baker Hughes, a GE company, LLC on Form 8-K dated November 13, 2018, Accession No. 0000950103-18-013305).

10.16
Equity Repurchase Agreement, dated as of November 6, 2017, by and among General Electric Company, Baker Hughes, a GE company, and Baker Hughes, a GE company, LLC (incorporated by reference to Exhibit 10.1 to the Current Report of Baker Hughes, a GE company, LLC on Form 8-K filed on November 7, 2017).

10.17
Equity Repurchase Agreement dated as of November 13, 2018, by and among General Electric Company, Baker Hughes, a GE company, and Baker Hughes, a GE company, LLC (incorporated by reference to Exhibit 10.1 to the Current Report of Baker Hughes, a GE company, LLC on Form 8-K dated November 13, 2018, Accession No. 0000950103-18-013306).

10.18
Credit Agreement, dated as of July 3, 2017, among Baker Hughes, a GE company, LLC, JPMorgan Chase Bank, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.11 to the Current Report of Baker Hughes, a GE company, LLC on Form 8-K12B dated July 3, 2017).

10.19+
Offer Letter between Baker Hughes, a GE company and Lorenzo Simonelli, dated as of August 1, 2017 (incorporated by reference to Exhibit 10.2 to the Current Report of Baker Hughes, a GE company, LLC on Form 8-K dated August 4, 2017).

10.20+*	Employee Benefits Matters Agreement dated as of November 13, 2018 by and among General Electric Company, Baker Hughes, a GE company and Baker Hughes, a GE company, LLC.
10.21
Plea Agreement between Baker Hughes Services International, Inc. and the United States Department of Justice filed on April 26, 2007, with the United States District Court of Texas, Houston Division (incorporated by reference to Exhibit 10.5 to the Quarterly Report of Baker Hughes Incorporated on Form 10-Q for the quarter ended March 31, 2007).

23.1*	Consent of KPMG LLP
23.2*	Consent of KPMG S.p.A.
31.1**	Certification of Lorenzo Simonelli, President and Chief Executive Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2**	Certification of Brian Worrell, Chief Financial Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
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
ITEM 16. FORM 10-K SUMMARY
None.

BHGE LLC 2018 FORM 10-K | 104

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKER HUGHES, A GE COMPANY, LLC

Date:	February 19, 2019	/s/ LORENZO SIMONELLI
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 19th day of February 2019.

Signature	Title

/s/ LORENZO SIMONELLI	Chairman, Baker Hughes, a GE company President and Chief Executive Officer
(Lorenzo Simonelli)	(principal executive officer)

/S/ BRIAN WORRELL	Chief Financial Officer
(Brian Worrell)	(principal financial officer)

/S/ KURT CAMILLERI	Vice President, Controller and Chief Accounting Officer
(Kurt Camilleri)	(principal accounting officer)

BHGE LLC 2018 FORM 10-K | 105

Signature	Title

/s/ W. GEOFFREY BEATTIE	Director, Baker Hughes, a GE company
(W. Geoffrey Beattie)

/s/ GREGORY D. BRENNEMAN	Director, Baker Hughes, a GE company
(Gregory D. Brenneman)

/s/ CLARENCE P. CAZALOT, JR.	Director, Baker Hughes, a GE company
(Clarence P. Cazalot, Jr.)

/s/ MARTIN S. CRAIGHEAD	Vice Chairman of the Board, Baker Hughes, a GE company
(Martin S. Craighead)

/s/ LYNN L. ELSENHANS	Director, Baker Hughes, a GE company
(Lynn L. Elsenhans)

/s/ JAMIE S. MILLER	Director, Baker Hughes, a GE company
(Jamie S. Miller)

/s/ JAMES J. MULVA	Director, Baker Hughes, a GE company
(James J. Mulva)

/s/ JOHN G. RICE	Director, Baker Hughes, a GE company
(John G. Rice)

BHGE LLC 2018 FORM 10-K | 106