Form 10-Q
period 2019-06-30
BAKER HUGHES a GE Co LLC
filed 2019-08-01
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-09397
Baker Hughes, a GE company, LLC
(Exact name of registrant as specified in its charter)

Delaware		76-0207995
(State or other jurisdiction		(I.R.S. Employer Identification No.)
of incorporation or organization)

17021 Aldine Westfield
Houston,	Texas	77073-5101
(Address of principal executive offices)		(Zip Code)
Registrant's telephone number, including area code: (713) 439-8600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
5.125% Senior Notes due 2040	-	New York Stock Exchange
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
Yes ☐ No ☑
As of July 22, 2019, all of the common units of the registrant are held by affiliates of the registrant. None of the common units are publicly traded.

Baker Hughes, a GE company, LLC

BHGE LLC 2019 Second Quarter FORM 10-Q | i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Baker Hughes, a GE company, LLC
Condensed Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit amounts)	2019	2018	2019	2018
Revenue:
Sales of goods	$3,346	$3,119	$6,547	$6,279
Sales of services	2,648	2,429	5,061	4,668
Total revenue	5,994	5,548	11,608	10,947

Costs and expenses:
Cost of goods sold	2,937	2,752	5,746	5,552
Cost of services sold	1,995	1,860	3,825	3,618
Selling, general and administrative expenses	701	662	1,404	1,336
Restructuring, impairment and other	50	146	112	308
Separation and merger related costs	40	50	74	96
Total costs and expenses	5,723	5,470	11,161	10,910
Operating income	271	78	447	37
Other non operating income (loss), net	(131)	43	(110)	45
Interest expense, net	(56)	(63)	(115)	(109)
Income (loss) before income taxes and equity in loss of affiliate	84	58	222	(27)
Equity in loss of affiliate	—	(34)	—	(54)
Provision for income taxes	(95)	(62)	(162)	(100)
Net income (loss)	(11)	(38)	60	(181)
Less: Net income attributable to noncontrolling interests	7	13	13	13
Net income (loss) attributable to Baker Hughes, a GE company, LLC	$(18)	$(51)	$47	$(194)

Cash distribution per common unit	$0.18	$0.18	$0.36	$0.36
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BHGE LLC 2019 Second Quarter FORM 10-Q | 1

Baker Hughes, a GE company, LLC
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Net income (loss)	$(11)	$(38)	$60	$(181)
Less: Net income attributable to noncontrolling interests	7	13	13	13
Net income (loss) attributable to Baker Hughes, a GE company, LLC	(18)	(51)	47	(194)
Other comprehensive income (loss):
Investment securities	(1)	(2)	1	(2)
Foreign currency translation adjustments	(139)	(536)	27	(224)
Cash flow hedges	(3)	(6)	1	1
Benefit plans	(13)	5	(13)	2
Other comprehensive income (loss)	(156)	(539)	16	(223)
Less: Other comprehensive loss attributable to noncontrolling interests	(1)	(1)	(1)	(1)
Other comprehensive income (loss) attributable to Baker Hughes, a GE company, LLC	(155)	(538)	17	(222)
Comprehensive income (loss)	(167)	(577)	76	(404)
Less: Comprehensive income attributable to noncontrolling interests	6	12	12	12
Comprehensive income (loss) attributable to Baker Hughes, a GE company, LLC	$(173)	$(589)	$64	$(416)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BHGE LLC 2019 Second Quarter FORM 10-Q | 2

Baker Hughes, a GE company, LLC
Condensed Consolidated Statements of Financial Position
(Unaudited)

(In millions)	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents (1)	$3,138	$3,677
Current receivables, net	6,384	6,062
Inventories, net	4,807	4,620
All other current assets	711	639
Total current assets	15,040	14,998
Property, plant and equipment (net of accumulated depreciation of $3,918 and $3,625)	6,130	6,228
Goodwill	20,411	20,423
Other intangible assets, net	5,510	5,719
Contract and other deferred assets	1,849	1,894
All other assets	2,845	1,900
Deferred income taxes	898	1,072
Total assets (1)	$52,683	$52,234
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,959	$4,018
Short-term debt and current portion of long-term debt (1)	892	942
Progress collections and deferred income	2,214	1,765
All other current liabilities	2,248	2,276
Total current liabilities	9,313	9,001
Long-term debt	6,256	6,285
Deferred income taxes	27	94
Liabilities for pensions and other postretirement benefits	997	1,018
All other liabilities	1,426	960
Members' equity:
Members' capital (common units 1,037 and 1,035 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively)	37,418	37,582
Retained loss	(306)	(354)
Accumulated other comprehensive loss	(2,564)	(2,462)
Baker Hughes, a GE company, LLC members' equity	34,548	34,766
Noncontrolling interests	116	110
Total equity	34,664	34,876
Total liabilities and equity	$52,683	$52,234

(1)
Total assets include $856 million and $896 million of assets held on behalf of General Electric Company, of which $739 million and $747 million is cash and cash equivalents and $117 million and $149 million is investment securities at June 30, 2019 and December 31, 2018, respectively, and a corresponding amount of liability is reported in short-term borrowings. See "Note 15. Related Party Transactions" for further details.

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BHGE LLC 2019 Second Quarter FORM 10-Q | 3

Baker Hughes, a GE company, LLC
Condensed Consolidated Statements of Changes in Members' Equity
(Unaudited)

(In millions, except per unit amounts)	Common Unitholders	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	$37,582	$(354)	$(2,462)	$110	$34,876
Comprehensive income (loss):
Net income		47		13	60
Other comprehensive income (loss)			17	(1)	16
Regular cash distribution to members ($0.36 per unit)	(373)				(373)
Other transactions with members	112		(119)		(7)
BHGE stock-based compensation cost	87				87
Other	10	1		(6)	5
Balance at June 30, 2019	$37,418	$(306)	$(2,564)	$116	$34,664

(In millions, except per unit amounts)	Common Unitholders	Retained Loss	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance at March 31, 2019	$37,432	$(288)	$(2,290)	$112	$34,966
Comprehensive income (loss):
Net income (loss)		(18)		7	(11)
Other comprehensive loss			(155)	(1)	(156)
Regular cash distribution to members ($0.18 per unit)	(187)				(187)
Other transactions with members	112		(119)		(7)
BHGE stock-based compensation cost	46				46
Other	15			(2)	13
Balance at June 30, 2019	$37,418	$(306)	$(2,564)	$116	$34,664
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BHGE LLC 2019 Second Quarter FORM 10-Q | 4

Baker Hughes, a GE company, LLC
Condensed Consolidated Statements of Changes in Members' Equity
(Unaudited)

(In millions, except per unit amounts)	Common Unitholders	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	$40,678	$(541)	$(1,881)	$140	$38,396
Effect of adoption of ASU 2016-16 on taxes		67			67
Comprehensive income (loss):
Net income (loss)		(194)		13	(181)
Other comprehensive loss			(222)	(1)	(223)
Regular cash distribution to members ($0.36 per unit)	(403)				(403)
Repurchase and cancellation of common units	(1,000)				(1,000)
BHGE stock-based compensation cost	60				60
Other	21			(43)	(22)
Balance at June 30, 2018	$39,356	$(668)	$(2,103)	$109	$36,694

(In millions, except per unit amounts)	Common Unitholders	Retained Loss	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance at March 31, 2018	$40,012	$(617)	$(1,565)	$139	$37,969
Comprehensive income (loss):
Net income (loss)		(51)		13	(38)
Other comprehensive loss			(538)	(1)	(539)
Regular cash distribution to members ($0.18 per unit)	(199)				(199)
Repurchase and cancellation of common units	(500)			—	(500)
BHGE stock-based compensation cost	30				30
Other	13			(42)	(29)
Balance at June 30, 2018	$39,356	$(668)	$(2,103)	$109	$36,694
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BHGE LLC 2019 Second Quarter FORM 10-Q | 5

Baker Hughes, a GE company, LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2019	2018
Cash flows from operating activities:
Net income (loss)	$60	$(181)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	709	780
Valuation allowance on disposal group	136	—
Benefit for deferred income taxes	(37)	(165)
Changes in operating assets and liabilities:
Current receivables	(190)	(30)
Inventories	(303)	(282)
Accounts payable	62	309
Progress collections and deferred income	422	(137)
Contract and other deferred assets	(29)	126
Other operating items, net	(374)	6
Net cash flows from operating activities	456	426
Cash flows from investing activities:
Expenditures for capital assets	(594)	(411)
Proceeds from disposal of assets	121	181
Net cash paid for business interests	(69)	—
Other investing items, net	(21)	68
Net cash flows used in investing activities	(563)	(162)
Cash flows from financing activities:
Net repayments of short-term debt and other borrowings	(41)	(300)
Repayment of long-term debt	(25)	(648)
Distribution to members	(373)	(403)
Repurchase of common units	—	(1,025)
Other financing items, net	11	(5)
Net cash flows used in financing activities	(428)	(2,381)
Effect of currency exchange rate changes on cash and cash equivalents	(4)	(50)
Decrease in cash and cash equivalents	(539)	(2,167)
Cash and cash equivalents, beginning of period	3,677	7,026
Cash and cash equivalents, end of period	$3,138	$4,859
Supplemental cash flows disclosures:
Income taxes paid	$183	$218
Interest paid	$137	$157

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BHGE LLC 2019 Second Quarter FORM 10-Q | 6

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
On July 3, 2017, we completed the combination of the oil and gas business (GE O&G) of General Electric Company (GE) and Baker Hughes (the Transactions). As of June 30, 2019, GE owns approximately 50.3% of our common units and Baker Hughes, a GE company (BHGE) owns approximately 49.7% of our common units.
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
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. and such principles, U.S. GAAP) and pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, certain information and disclosures normally included in our annual financial statements have been condensed or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated and combined financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Annual Report).
In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary by management to fairly state our results of operations, financial position and cash flows of the Company and its subsidiaries for the periods presented and are not indicative of the results that may be expected for a full year. The Company's financial statements have been prepared on a consolidated basis. Under this basis of presentation, our financial statements consolidate all of our subsidiaries (entities in which we have a controlling financial interest, most often because we hold a majority voting interest). All intercompany accounts and transactions have been eliminated.
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
In June 2018, GE announced their intention to pursue an orderly separation from BHGE over time. In the three and six months ended June 30, 2019, separation and merger related costs include primarily costs incurred in connection with the finalization of the Master Agreement Framework and costs related to the anticipated separation from GE. In the three and six months ended June 30, 2018, separation and merger related costs are comprised solely of costs associated with the Transactions. See "Note 15. Related Party Transactions" for further information on the Master Agreement Framework.

BHGE LLC 2019 Second Quarter FORM 10-Q | 7

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Please refer to "Note 1. Basis of Presentation and Summary of Significant Accounting Policies," to our consolidated financial statements from our 2018 Annual Report for the discussion of our significant accounting policies. Please refer to the "New Accounting Standards Adopted" section of this Note for changes to our accounting policies.
Cash and Cash Equivalents
As of June 30, 2019 and December 31, 2018, we had $1,267 million and $1,208 million, respectively, of cash held in bank accounts that cannot be released, transferred or otherwise converted into a currency that is regularly transacted internationally, due to lack of market liquidity, capital controls or similar monetary or exchange limitations limiting the flow of capital out of the jurisdiction. These funds are available to fund operations and growth in these jurisdictions, and we do not currently anticipate a need to transfer these funds to the U.S. Included in these amounts are $429 million and $461 million, as of June 30, 2019 and December 31, 2018, respectively, held on behalf of GE.
Cash and cash equivalents includes a total of $739 million and $747 million of cash at June 30, 2019 and December 31, 2018, respectively, held on behalf of GE, and a corresponding liability is reported in short-term borrowings. See "Note 15. Related Party Transactions" for further details.
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

BHGE LLC 2019 Second Quarter FORM 10-Q | 8

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
NOTE 2. REVENUE RELATED TO CONTRACTS WITH CUSTOMERS
DISAGGREGATED REVENUE
We disaggregate our revenue from contracts with customers by primary geographic markets.

	Three Months Ended June 30,		Six Months Ended June 30,
Total Revenue	2019	2018	2019	2018
U.S.	$1,616	$1,560	$3,121	$3,043
Non-U.S.	4,378	3,988	8,487	7,904
Total	$5,994	$5,548	$11,608	$10,947

BHGE LLC 2019 Second Quarter FORM 10-Q | 9

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

REMAINING PERFORMANCE OBLIGATIONS
As of June 30, 2019 and 2018, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $20.6 billion and $20.9 billion, respectively. As of June 30, 2019, we expect to recognize revenue of approximately 47%, 63% and 89% of the total remaining performance obligations within 2, 5, and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.
NOTE 3. CURRENT RECEIVABLES
Current receivables are comprised of the following:

	June 30, 2019	December 31, 2018
Customer receivables	$5,245	$4,974
Related parties	742	746
Other	730	669
Total current receivables	6,717	6,389
Less: Allowance for doubtful accounts	(333)	(327)
Total current receivables, net	$6,384	$6,062

Customer receivables are recorded at the invoiced amount. Related parties consists primarily of amounts owed to us by GE. The "Other" category consists primarily of indirect taxes, customer retentions, other tax receivables and advance payments to suppliers.
NOTE 4. INVENTORIES
Inventories, net of reserves of $416 million and $430 million as of June 30, 2019 and December 31, 2018, respectively, are comprised of the following:

	June 30, 2019	December 31, 2018
Finished goods	$2,751	$2,575
Work in process and raw material	2,056	2,045
Total inventories, net	$4,807	$4,620

BHGE LLC 2019 Second Quarter FORM 10-Q | 10

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
GOODWILL
The changes in the carrying value of goodwill are detailed below by segment:

	Oilfield Services	Oilfield Equipment	Turbo-machinery & Process Solutions	Digital Solutions	Total
Balance at December 31, 2017, gross	$15,565	$3,901	$1,906	$2,036	$23,408
Accumulated impairment at December 31, 2017	(2,633)	(867)	—	(254)	(3,754)
Balance at December 31, 2017	12,932	3,034	1,906	1,782	19,654
Purchase accounting adjustments (1)	(157)	293	394	429	959
Currency exchange and others	(26)	(17)	(114)	(33)	(190)
Balance at December 31, 2018	12,749	3,310	2,186	2,178	20,423
Currency exchange and others	—	—	(13)	1	(12)
Balance at June 30, 2019	$12,749	$3,310	$2,173	$2,179	$20,411

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

We test goodwill for impairment annually in the third quarter using data as of July 1 of that year. Our reporting units are the same as our four reportable segments. We also test goodwill for impairment between annual impairment testing dates whenever events or circumstances occur that, in our judgment, could more likely than not reduce the fair value of one or more reporting units below its carrying amount. In assessing the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates, we consider all available evidence, including, but not limited to, (i) the results of our impairment testing at the prior annual impairment testing date, in particular the magnitude of the excess of fair value over carrying value observed, (ii) changes in market conditions, (iii) downward revisions to internal forecasts, and the magnitude thereof, if any, (iv) the impact of the separation from GE, if any, and (v) declines in the market capitalization of BHGE below its book value, and the magnitude and duration of those declines, if any.
BHGE's stock price has historically experienced volatility as a result of industry-wide and macroeconomic factors, including principally global oil prices. In addition, more recently, we believe that BHGE's share price has been subject to increased volatility resulting from, among other things, uncertainty around the impact, if any, of the announced intention of GE to pursue an orderly separation from BHGE over time, which prompted us to evaluate whether circumstances had changed that would more likely than not reduce the fair value of one or more of our reporting units below their carrying value as of June 30, 2019. While conducting this evaluation, we considered macroeconomic and industry conditions, the magnitude and duration of any declines in BHGE's market capitalization and overall financial performance of our reporting units. We also considered whether there were any changes in our long-term forecasts, which includes assumptions about future commodity pricing and supply and demand for our goods and services, all of which require considerable judgment in estimation. Through this qualitative review we did not identify any reporting units that required an interim impairment test.  In connection with our most recent annual impairment test (as of July 1, 2018), two of our reporting units, Oilfield Services and Oilfield Equipment, had fair values that exceeded their carrying values by amounts ranging between 15% and 20%, while our other reporting units had substantially higher "headroom" calculations.  While we believe that BHGE's share price reflects transitory circumstances/conditions as described above, there can be no assurances that further or sustained declines in its share price would not result in a material impairment of goodwill.

BHGE LLC 2019 Second Quarter FORM 10-Q | 11

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

OTHER INTANGIBLE ASSETS
Intangible assets are comprised of the following:

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$3,022	$(985)	$2,037	$3,085	$(944)	$2,141
Technology	1,069	(572)	497	1,107	(526)	581
Trade names and trademarks	691	(240)	451	698	(229)	469
Capitalized software	1,162	(879)	283	1,118	(824)	294
Other	1	(1)	—	14	(2)	12
Finite-lived intangible assets	5,945	(2,677)	3,268	6,022	(2,525)	3,497
Indefinite-lived intangible assets (1)	2,242	—	2,242	2,222	—	2,222
Total intangible assets	$8,187	$(2,677)	$5,510	$8,244	$(2,525)	$5,719

(1)	Indefinite-lived intangible assets are principally comprised of the Baker Hughes trade name.
Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from 1 to 30 years. Amortization expense for the three months ended June 30, 2019 and 2018 was $97 million and $101 million, respectively, and $193 million and $240 million, respectively, for the six months ended June 30, 2019 and 2018.
Estimated amortization expense for the remainder of 2019 and each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
Remainder of 2019	$169
2020	323
2021	280
2022	240
2023	226
2024	221

BHGE LLC 2019 Second Quarter FORM 10-Q | 12

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6. CONTRACT AND OTHER DEFERRED ASSETS
A majority of our long-term product service agreements relate to our Turbomachinery & Process Solutions segment. Contract assets reflect revenue earned in excess of billings on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements and other deferred contract related costs. Contract assets are comprised of the following:

	June 30, 2019	December 31, 2018
Long-term product service agreements	$608	$609
Long-term equipment contracts (1)	1,069	1,085
Contract assets (total revenue in excess of billings) (2)	1,677	1,694
Deferred inventory costs (3)	129	179
Non-recurring engineering costs	43	21
Contract and other deferred assets	$1,849	$1,894

(1)	Reflects revenue earned in excess of billings on our long-term contracts to construct technically complex equipment and certain other service agreements.

(2)	Contract assets (total revenue in excess of billings) were $1,684 million as of January 1, 2018.

(3)	Deferred inventory costs were $360 million as of January 1, 2018, which represents cost deferral for shipped goods and other costs where the criteria for revenue recognition has not yet been met.
Revenue recognized during the three months ended June 30, 2019 and 2018 from performance obligations satisfied (or partially satisfied) in previous periods related to our long-term service agreements was $14 million and $12 million, respectively, and $21 million and $22 million during the six months ended June 30, 2019 and 2018, respectively. This includes revenue recognized from revisions to cost or billing estimates that may affect a contract’s total estimated profitability resulting in an adjustment of earnings.
NOTE 7. PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract liabilities include progress collections, which reflects billings in excess of revenue, and deferred income on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements. Contract liabilities are comprised of the following:

	June 30, 2019	December 31, 2018
Progress collections	$2,088	$1,600
Deferred income	126	165
Progress collections and deferred income (contract liabilities) (1)	$2,214	$1,765

(1)	Progress collections and deferred income (contract liabilities) were $1,775 million at January 1, 2018.
Revenue recognized during the three months ended June 30, 2019 and 2018 that was included in the contract liabilities at the beginning of the period was $295 million and $404 million, respectively, and $848 million and $1,006 million, respectively, during the six months ended June 30, 2019 and 2018.

BHGE LLC 2019 Second Quarter FORM 10-Q | 13

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8. LEASES
Our leasing activities primarily consist of operating leases for administrative offices, manufacturing facilities, research centers, service centers, sales offices and certain equipment.

Operating Lease Expense	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Long-term fixed lease	$60	$108
Long-term variable lease	13	24
Short-term lease (1)	177	342
Total operating lease expense	$250	$474

(1)	Includes leases with a term of one month or less
For the three and six months ended June 30, 2018, total operating lease expense was $188 million and $375 million, respectively. Cash flows used in operating activities for operating leases approximates our expense for the three and six months ended June 30, 2019 and 2018.
As of June 30, 2019, maturities of our operating lease liabilities are as follows:

Year	Operating Leases
Remainder of 2019	$112
2020	198
2021	144
2022	117
2023	82
Thereafter	379
Total lease payments	1,032
Less: imputed interest	201
Total	$831

Amounts recognized in the condensed consolidated statement of financial position as of June 30, 2019:

Operating Leases
All other current liabilities	$190
All other liabilities	641
Total	$831

ROU assets of $821 million as of June 30, 2019 were included in "All other assets" in our condensed consolidated statements of financial position.
The weighted-average remaining lease term as of June 30, 2019 was approximately nine years for our operating leases. The weighted-average discount rate used to determine the operating lease liability as of June 30, 2019 was 4.4%.

BHGE LLC 2019 Second Quarter FORM 10-Q | 14

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9. BORROWINGS
Short-term and long-term borrowings are comprised of the following:

	June 30, 2019	December 31, 2018
Short-term borrowings
Short-term borrowings from GE	$856	$896
Other borrowings	36	46
Total short-term borrowings	892	942

Long-term borrowings
3.2% Senior Notes due August 2021	521	523
2.773% Senior Notes due December 2022	1,246	1,245
8.55% Debentures due June 2024	129	131
3.337% Senior Notes due December 2027	1,343	1,343
6.875% Notes due January 2029	291	294
5.125% Senior Notes due September 2040	1,304	1,306
4.08% Senior Notes due December 2047	1,337	1,336
Other long-term borrowings	85	107
Total long-term borrowings	6,256	6,285
Total borrowings	$7,148	$7,227

We have a $3 billion committed unsecured revolving credit facility (the 2017 Credit Agreement) with commercial banks maturing in July 2022. The 2017 Credit Agreement contains certain customary representations and warranties, certain affirmative covenants and no negative covenants. Upon the occurrence of certain events of default, our obligations under the 2017 Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the 2017 Credit Agreement, and other customary defaults. No such events of default have occurred. At June 30, 2019 and December 31, 2018, there were no borrowings under the 2017 Credit Agreement.
We have a commercial paper program under which we may issue from time to time up to $3 billion in commercial paper with maturities of no more than 397 days. At June 30, 2019 and December 31, 2018, there were no borrowings outstanding under the commercial paper program. The maximum combined borrowing at any time under both the 2017 Credit Agreement and the commercial paper program is $3 billion.
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
The estimated fair value of total borrowings at June 30, 2019 and December 31, 2018 was $7,132 million and $6,629 million, respectively. For a majority of our borrowings the fair value was determined using quoted period-end market prices. Where market prices are not available, we estimate fair values based on valuation methodologies using current market interest rate data adjusted for our non-performance risk.
See "Note 15. Related Party Transactions" for additional information on the short-term borrowings from GE.

BHGE LLC 2019 Second Quarter FORM 10-Q | 15

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10. EMPLOYEE BENEFIT PLANS
Historically, certain of our U.S. employees were covered under various U.S. GE employee benefit plans, including GE's retirement plans (pension, retiree health and life insurance, and savings benefit plans). From January 1, 2019, these U.S. employees ceased to participate in the GE U.S. plans. In addition, certain United Kingdom (UK) employees participated in the GE UK Pension Plan. From May 1, 2019, these UK employees ceased to participate in the GE UK Pension Plan. We were allocated relevant participation costs for these GE employee benefit plans as part of multi-employer plans. Expenses associated with our participation in these plans was $1 million and $43 million in the three months ended June 30, 2019 and 2018, respectively, and $3 million and $80 million in the six months ended June 30, 2019 and 2018, respectively. During the second quarter of 2019, substantially, all of the assets and liabilities of the GE UK Pension Plan related to the oil & gas businesses have been transferred to BHGE on a fully funded basis.
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
The components of net periodic cost (benefit) of plans sponsored by us are as follows for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$6	$5	$10	$10
Interest cost	22	18	41	36
Expected return on plan assets	(30)	(30)	(55)	(60)
Amortization of net actuarial loss	5	2	9	4
Curtailment loss	7	—	7	—
Net periodic cost (benefit)	$10	$(5)	$12	$(10)

The service cost component of the net periodic cost (benefit) is included in operating income (loss) and all other components are included in non operating income (loss) in our condensed consolidated statements of income (loss).
NOTE 11. INCOME TAXES
For the quarter ended June 30, 2019, income tax expense was $95 million compared to a tax expense of $62 million for the prior year quarter. The difference between the U.S. statutory tax rate of 21% and the current effective tax rate of 113% is primarily related to the geographical mix of earnings and losses, coupled with $69 million related to losses with no tax benefit due to valuation allowances and tax effects of the U.S. partnership structure.
For the six months ended June 30, 2019, income tax expense was $162 million compared to a tax expense of $100 million for the six months ended June 30, 2018. The difference between the U.S. statutory tax rate of 21% and the current effective tax rate of 73% is primarily related to the geographical mix of earnings and losses, coupled with $90 million related to losses with no tax benefit due to valuation allowances and tax effects of the U.S. partnership structure.
We are a partnership for U.S. federal tax purposes, therefore, any tax effects associated with the U.S. are recognized by our members and not reflected in our tax expense.

BHGE LLC 2019 Second Quarter FORM 10-Q | 16

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12. MEMBERS' EQUITY
COMMON UNITS
The BHGE LLC Agreement provides that initially there is one class of common units, which are currently held by BHGE and GE. If BHGE issues a share of Class A common stock, including in connection with an equity incentive or similar plan, we will also issue a corresponding common unit to BHGE or one of its direct subsidiaries. For the six months ended June 30, 2019 we issued 2,224 thousand common units to BHGE in connection with the issuance of Class A common stock by BHGE.
The following table presents the changes in the number of units outstanding (in thousands):

	Common Units Held by BHGE	Common Units Held by GE
Balance at December 31, 2018	513,399	521,543
Issue of units to BHGE under equity incentive plan	2,224	—
Balance at June 30, 2019	515,624	521,543
ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL)
The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Investment Securities	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2018	$—	$(2,326)	$(3)	$(133)	$(2,462)
Other comprehensive income (loss) before reclassifications	1	27	1	(27)	2
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	14	14
Deferred taxes	—	—	—	—	—
Other comprehensive income (loss)	1	27	1	(13)	16
Less: Other comprehensive loss attributable to noncontrolling interests	—	(1)	—	—	(1)
Other adjustments	—	—	—	(119)	(119)
Balance at June 30, 2019	$1	$(2,298)	$(2)	$(265)	$(2,564)

	Investment Securities	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$1	$(1,824)	$2	$(60)	$(1,881)
Other comprehensive income (loss) before reclassifications	(1)	(224)	1	4	(220)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	—
Deferred taxes	(1)	—	—	(2)	(3)
Other comprehensive income (loss)	(2)	(224)	1	2	(223)
Less: Other comprehensive loss attributable to noncontrolling interests	—	(1)	—	—	(1)
Balance at June 30, 2018	$(1)	$(2,047)	$3	$(58)	$(2,103)

The amounts reclassified from accumulated other comprehensive loss during the six months ended June 30,

BHGE LLC 2019 Second Quarter FORM 10-Q | 17

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
NOTE 13. FINANCIAL INSTRUMENTS
RECURRING FAIR VALUE MEASUREMENTS
Our assets and liabilities measured at fair value on a recurring basis consists of derivative instruments and investment securities.

	June 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets
Derivatives	$—	$47	$—	$47	$—	$74	$—	$74
Investment securities	40	—	265	305	39	—	288	327
Total assets	40	47	265	352	39	74	288	401

Liabilities
Derivatives	—	(50)	—	(50)	—	(82)	—	(82)
Total liabilities	$—	$(50)	$—	$(50)	$—	$(82)	$—	$(82)

There were no transfers between Level 1, 2 and 3 during the six months ended June 30, 2019.
The following table provides a reconciliation of recurring Level 3 fair value measurements for investment securities:

	2019	2018
Balance at January 1	$288	$304
Purchases	7	36
Proceeds at maturity	(31)	(30)
Unrealized gains recognized in AOCI	1	—
Balance at June 30	$265	$310

The most significant unobservable input used in the valuation of our Level 3 instruments is the discount rate. Discount rates are determined based on inputs that market participants would use when pricing investments, including credit and liquidity risk. An increase in the discount rate would result in a decrease in the fair value of our investment securities. There are no unrealized gains or losses recognized in the condensed consolidated statement of income (loss) on account of any Level 3 instrument still held at the reporting date. At June 30, 2019 and December 31, 2018, we held $117 million and $149 million, respectively, of these investment securities on behalf of GE.

	June 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities
Non-U.S. debt securities (1)	$264	$1	$—	$265	$288	$—	$—	$288
Equity securities (2)	40	—	—	40	39	—	—	39
Total	$304	$1	$—	$305	$327	$—	$—	$327

(1)	All of our investment securities are classified as available for sale instruments. Non-U.S. debt securities mature within four years.

BHGE LLC 2019 Second Quarter FORM 10-Q | 18

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

(2)
Gains (losses) recorded to earnings related to these securities were $(9) million and $11 million for the three months ended June 30, 2019 and 2018, respectively, and $1 million and $(3) million for the six months ended June 30, 2019 and 2018, respectively.

FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
Our financial instruments include cash, cash equivalents, current receivables, investments, accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of these financial instruments at June 30, 2019 and December 31, 2018 approximates their carrying value as reflected in our condensed consolidated financial statements. For further information on the fair value of our debt, see "Note 9. Borrowings."
DERIVATIVES AND HEDGING
We use derivatives to manage our risks and do not use derivatives for speculation.
The table below summarizes the fair value of all derivatives, including hedging instruments and embedded derivatives.

	June 30, 2019		December 31, 2018
	Assets	(Liabilities)	Assets	(Liabilities)
Derivatives accounted for as hedges
Currency exchange contracts	$—	$(4)	$—	$(7)

Derivatives not accounted for as hedges
Currency exchange contracts	45	(46)	74	(75)
Other derivatives	2	—	—	—
Total derivatives	$47	$(50)	$74	$(82)

Derivatives are classified in the captions "All other current assets," "All other assets," "All other current liabilities," and "All other liabilities" depending on their respective maturity date.
As of June 30, 2019 and December 31, 2018, $42 million and $67 million of derivative assets are recorded in "All other current assets" and $5 million and $7 million are recorded in "All other assets" of the condensed consolidated statements of financial position, respectively. As of June 30, 2019 and December 31, 2018, $47 million and $79 million of derivative liabilities are recorded in "All other current liabilities" and $3 million and $3 million are recorded in "All other liabilities" of the condensed consolidated statements of financial position, respectively.
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

BHGE LLC 2019 Second Quarter FORM 10-Q | 19

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
NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is the number of units of the underlying (for example, the notional principal amount of the debt in an interest rate swap). A substantial majority of the outstanding notional amount of $5.4 billion and $6.4 billion at June 30, 2019 and December 31, 2018, respectively, is related to hedges of anticipated sales and purchases in foreign currency, commodity purchases, and contractual terms in contracts that are considered embedded derivatives and for intercompany borrowings in foreign currencies. We generally disclose derivative notional amounts on a gross basis to indicate the total counterparty risk. Where we have gross purchase and sale derivative contracts for a particular currency, we look to execute these contracts with the same counterparty to reduce our exposure. The corresponding net notional amounts were $2.2 billion and $2.8 billion at June 30, 2019 and December 31, 2018, respectively.
CASH FLOW HEDGES
Changes in the fair value of cash flow hedges are recorded in a separate component of equity (referred to below as Accumulated Other Comprehensive Income, or AOCI) and are recorded in earnings in the period in which the hedged transaction occurs. The table below summarizes this activity by hedging instrument.

	Three Months Ended June 30,				Six Months Ended June 30,
	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Earnings		Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified from AOCI to Earnings
	2019	2018	2019	2018	2019	2018	2019	2018
Currency exchange contracts	$(4)	$(7)	$—	$—	$1	$1	$—	$—
We expect to transfer $2 million to earnings as an expense in the next 12 months contemporaneously with the earnings effects of the related forecast transactions. At June 30, 2019 and December 31, 2018, the maximum term of derivative instruments that hedge forecast transactions was one year and two years, respectively.

BHGE LLC 2019 Second Quarter FORM 10-Q | 20

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

ECONOMIC HEDGES
The following table summarizes the gains (losses) from derivatives not designated as hedges on the condensed consolidated statements of income (loss).

Derivatives not designated as hedging instruments	Condensed consolidated statement of income caption	Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Currency exchange contracts (1)	Cost of goods sold	$(8)	$(37)	$(5)	$4
Currency exchange contracts	Selling, general and administrative expenses	(3)	26	(4)	2
Commodity derivatives	Cost of goods sold	(2)	1	—	1
Other derivatives	Other non operating income (loss), net	3	—	2	—
Total (2)		$(10)	$(10)	$(7)	$7

(1)
Excludes gains on embedded derivatives of $2 million and $30 million for the three months ended June 30, 2019 and 2018, respectively, and losses of nil and $10 million during the six months ended June 30, 2019 and 2018, respectively, as embedded derivatives are not considered to be hedging instruments in our economic hedges.

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

BHGE LLC 2019 Second Quarter FORM 10-Q | 21

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

	Three Months Ended June 30,		Six Months Ended June 30,
Segments revenue	2019	2018	2019	2018
Oilfield Services	$3,263	$2,884	$6,249	$5,562
Oilfield Equipment	693	617	1,428	1,281
Turbomachinery & Process Solutions	1,405	1,385	2,707	2,845
Digital Solutions	632	662	1,224	1,260
Total	$5,994	$5,548	$11,608	$10,947

BHGE LLC 2019 Second Quarter FORM 10-Q | 22

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

	Three Months Ended June 30,		Six Months Ended June 30,
Segment income (loss) before income taxes	2019	2018	2019	2018
Oilfield Services	$233	$189	$409	$330
Oilfield Equipment	14	(12)	26	(18)
Turbomachinery & Process Solutions	135	113	253	232
Digital Solutions	84	96	152	169
Total segment	466	387	839	714
Corporate	(105)	(98)	(205)	(196)
Inventory impairments (1)	—	(15)	—	(76)
Restructuring, impairment and other	(50)	(146)	(112)	(308)
Separation and merger related costs	(40)	(50)	(74)	(96)
Other non operating income (loss), net	(131)	43	(110)	45
Interest expense, net	(56)	(63)	(115)	(109)
Total	$84	$58	$222	$(27)

(1)	Charges for inventory impairments are reported in the "Cost of goods sold" caption of the condensed consolidated statements of income (loss).
NOTE 15. RELATED PARTY TRANSACTIONS
In connection with the Transactions on July 3, 2017, we entered into various agreements with GE and its affiliates that govern our relationship with GE following the Transactions including an Intercompany Services Agreement pursuant to which GE and its affiliates and the Company provide certain services to each other. GE provides certain administrative services, GE proprietary technology and use of certain GE trademarks for an annual service fee of $55 million. GE may also provide us with certain additional administrative services under the Intercompany Services Agreement and the fees for such services are based on actual usage of such services and historical GE intercompany pricing. Under the terms of the Master Agreement Framework, entered into on November 13, 2018, the annual intercompany services fee of $55 million that we agreed to pay GE as part of the Transactions is reduced by 50% to $27.5 million per year beginning on January 1, 2019. The Intercompany Services Agreement will terminate 90 days following the Trigger Date. See further discussion below. We incurred costs of $7 million and $14 million related to the Intercompany Services Agreement during the three months ended June 30, 2019 and 2018, respectively, and $14 million and $28 million during the six months ended June 30, 2019 and 2018, respectively. In addition, we provide GE and its affiliates with confidential access to certain of our proprietary technology and related developments and enhancements thereto related to GE's operations, products or service offerings.
We sold $108 million and $84 million of products and services to GE and its affiliates during the three months ended June 30, 2019 and 2018, respectively, and $189 million and $184 million, during the six months ended June 30, 2019 and 2018, respectively. Purchases from GE and its affiliates were $428 million and $523 million during the three months ended June 30, 2019 and 2018, respectively, and $879 million and $926 million during the six months ended June 30, 2019 and 2018, respectively.

BHGE LLC 2019 Second Quarter FORM 10-Q | 23

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
We have entered into an aero-derivative joint venture (JV) agreement with GE to form a JV relating to the parties’ respective aero-derivative gas turbine products and services. Effectiveness of the JV is subject to regulatory clearances and other customary closing conditions. In addition, the JV cannot become effective prior to the first business day of the month after the "Trigger Date" which is the date on which GE and its affiliates cease to own more than 50% of the voting power of BHGE’s outstanding common stock. These jet engine aero-derivative products are mainly used in our LNG, onshore-offshore production, pipeline and industrial segments within our Turbomachinery & Process Solutions segment and by GE in its power generation business. GE and we will contribute certain assets, inventory and service facilities into the JV and both companies will jointly control operations. In addition to the contributions to the JV, we agreed to pay $60 million to GE, in order to equalize each party's interests in the JV at 50%. The JV will have a supply and technology development agreement with GE’s aviation business (GE Aviation), which will revise and extend pricing arrangements as compared to BHGE’s existing supply agreement, and which will become effective at the Trigger Date.
Additionally, effective May 1, 2019, we closed on the previously announced transfer of our assets, liabilities and employees related to our prior business of developing, designing, engineering, marketing, supplying, installing and servicing certain industrial steam turbine product lines (IST) to GE pursuant to the Stock and Asset Purchase Agreement. In addition and in connection with the transfer of the IST business, we made a cash payment of $13 million, in addition to working capital adjustments, to GE at the closing of the transaction.
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

BHGE LLC 2019 Second Quarter FORM 10-Q | 24

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

Other key agreements
• GE and we agreed to maintain current operations and pricing levels with regards to Control upgrade services we offer through our Digitals Solution segment division for the 4 years commencing on the Trigger Date.
• During the second quarter of 2019, GE transferred to BHGE certain UK pension liabilities related to the oil and gas businesses of BHGE and certain specified former oil and gas businesses of GE. The assets associated with these liabilities were also substantially transferred on that date based on a preliminary valuation of the liabilities. On the completion of the final valuation of the liabilities GE will transfer any remaining assets on what is intended to be a fully funded basis (using agreed upon actuarial assumptions). The completion of the final valuation and transfer of remaining assets associated with the UK pension liabilities is expected to be completed in 2019. No liabilities associated with GE’s broad-based U.S. defined benefit pension plan will be transferred to us.
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
In connection with the Master Agreement Framework, BHGE has agreed to terminate certain aspects of the transfer restrictions previously applicable to GE under the Stockholders Agreement, dated as of July 3, 2017, by and between BHGE and GE, as amended from time to time (the Stockholders Agreement). The transfer restrictions prohibited GE from transferring any shares of BHGE's common stock prior to July 3, 2019 (except to its affiliates) without the approval of the Conflicts Committee of BHGE's board of directors. Other provisions of the Stockholders Agreement, including continuing restrictions on certain private transfers of shares of BHGE's common stock by GE, and approval requirements for related party transactions, remain in effect.
In addition, the Stockholders Agreement was amended and restated to provide that, following the Trigger Date and until GE and its affiliates own less than 20% of the voting power of BHGE's outstanding common stock, GE shall be entitled to designate one person for nomination to BHGE's board of directors.
OTHER RELATED PARTY
In connection with the Transactions, on July 3, 2017, we executed a promissory note with GE that represents certain cash that we are holding on GE's behalf due to the restricted nature of the cash. The restriction arises as the majority of the cash cannot be released, transferred or otherwise converted into a non-restricted market currency due to the lack of market liquidity, capital controls or similar monetary or exchange limitations by a Government entity of the jurisdiction in which such cash is situated.  There is no maturity date on the promissory note, but we remain obligated to repay GE, therefore, this obligation is reflected as short-term borrowings. As of June 30, 2019, of the $856 million due to GE, $739 million was held in the form of cash and $117 million was held in the form of investment securities. As of December 31, 2018, of the $896 million due to GE, $747 million was held in the form of cash and $149 million was held in the form of investment securities. A corresponding liability is reported in short-term borrowings in the condensed consolidated statements of financial position.
Additionally, the Company has $498 million and $538 million of accounts payable at June 30, 2019 and December 31, 2018, respectively, for goods and services provided by GE in the ordinary course of business. The Company has $668 million and $653 million of current receivables at June 30, 2019 and December 31, 2018, respectively, for goods and services provided to GE in the ordinary course of business. Additionally, the Company has $74 million and $93 million of current receivable at June 30, 2019 and December 31, 2018, respectively from BHGE.

BHGE LLC 2019 Second Quarter FORM 10-Q | 25

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

We also provide guarantees to GE Capital on behalf of some customers who have entered into financing arrangements with GE Capital.
TRADE PAYABLES ACCELERATED PAYMENT PROGRAM
Our North American operations participate in accounts payable programs with GE Capital. Invoices are settled with vendors per our payment terms to obtain cash discounts. GE Capital provides funding for invoices eligible for a cash discount. Our liability associated with the funded participation in the accounts payable programs, which is presented as accounts payable within the condensed consolidated statements of financial position, was $454 million and $471 million as of June 30, 2019 and December 31, 2018, respectively. On January 16, 2019, GE announced the sale of GE Capital’s accounts payable program platform to a third-party and their intent to start transitioning their existing program to an accounts payable program with that party. As a GE affiliate, we are covered under the agreement.
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

BHGE LLC 2019 Second Quarter FORM 10-Q | 26

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
On July 31, 2015, Rapid Completions LLC filed a lawsuit in federal court in the Eastern District of Texas against Baker Hughes Incorporated, Baker Hughes Oilfield Operations, Inc., and others claiming infringement of U.S. Patent Nos. 6,907,936; 7,134,505; 7,543,634; 7,861,774; and 8,657,009.  On August 6, 2015, Rapid Completions amended its complaint to allege infringement of U.S. Patent No. 9,074,451.  On September 17, 2015, Rapid Completions and Packers Plus Energy Services Inc. sued Baker Hughes Canada Company in the Canada Federal Court on the related Canadian patent 2,412,072. On April 1, 2016, Rapid Completions removed U.S. Patent No. 6,907,936 from its claims in the lawsuit. On April 5, 2016, Rapid Completions filed a second lawsuit in federal court in the Eastern District of Texas against Baker Hughes Incorporated, Baker Hughes Oilfield Operations, Inc. and others claiming infringement of U.S. Patent No. 9,303,501. These patents relate primarily to certain specific downhole completions equipment. The plaintiff has requested a permanent injunction against further alleged infringement, damages in an unspecified amount, supplemental and enhanced damages, and additional relief such as attorney's fees and costs.  During August and September 2016, the United States Patent and Trademark Office (USPTO) agreed to institute an inter-partes review of U.S. Patent Nos 7,861,774; 7,134,505; 7,543,634; 6,907,936; 8,657,009; and 9,074,451. On August 29, 2017, the USPTO issued its final written decisions in the inter-partes reviews of U.S. Patent Nos. 8,657,009 and 9,074,451 finding that all claims of those patents were unpatentable. On August 31, 2017, the USPTO issued its final written decision in the inter-partes review of U.S. Patent 6,907,936 - the patent dropped from the lawsuit by the plaintiffs - finding that all claims of this patent were patentable. On October 27, 2017, Rapid Completions filed its notices of appeal of the USPTO’s final written decision in the inter-partes review of U.S. Patent Nos. 8,657,009 and 9,074,451. On September 26, 2018, the USPTO issued its final written decision in the inter-partes review of U.S. Patent No. 7,134,505 finding all of the challenged claims unpatentable.  On September 27, 2018, the USPTO issued its final written decision in the inter-partes review of U.S. Patent No. 7,543,634 finding all of the challenged claims unpatentable. Trial on the validity of asserted claims from Canada patent 2,412,072, was completed March 9, 2017. On December 7, 2017, the Canadian Court issued its judgment finding the patent claims asserted from Canada patent 2,412,072 against Baker Hughes Canada Company were invalid. On January 5, 2018, Rapid Completions filed its Notice of Appeal of the Canadian Court’s judgment of invalidity. On November 19, 2018, the U.S. Court of Appeals for the Federal Circuit affirmed the USPTO’s unpatentability findings with respect to U.S. Patent Nos. 8,657,009 and 9,074,451. On November 26, 2018, Rapid Completions filed notices of appeal of the USPTO’s final written decisions in the inter partes reviews of U.S. Patent No. 7,134,505, and 7,543,634. On April 24, 2019, the Canadian Court of Appeals ruled against Rapid Completions and dismissed Rapid Completion’s appeal in Canada. On June 24, 2019, Rapid Completions filed an application for leave to appeal the Court of Appeals decision to the Supreme Court of Canada. On May 2, 2019, the USPTO issued a final written decision in an IPR on US Patent Number 9,303,501 finding all of its claims unpatentable, and Rapid Completions appealed that decision to the Federal Circuit on July 5, 2019. The remaining appeals of the USPTO decisions finding Rapid Completion’s U.S. Patent claims unpatentable are still pending and, at this time, we are not able to predict the outcome of these claims.
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
On July 31, 2018, International Engineering & Construction S.A. (IEC) initiated arbitration proceedings in New York administered by the International Center for Dispute Resolution (ICDR) against the Company and its

BHGE LLC 2019 Second Quarter FORM 10-Q | 27

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

subsidiaries arising out of a series of sales and service contracts entered between IEC and the Company’s subsidiaries for the sale and installation of LNG plants and related power generation equipment in Nigeria (Contracts).  Prior to the filing of the IEC Arbitration, the Company’s subsidiaries made demands for payment due under the Contracts.  On August 15, 2018, the Company’s subsidiaries initiated a separate demand for ICDR arbitration against IEC for claims of additional costs and amounts due under the Contracts.  On October 10, 2018, IEC filed a Petition to Compel Arbitration in the United States District Court for the Southern District of New York against the Company seeking to compel non-signatory BHGE entities to participate in the arbitration filed by IEC. The complaint is captioned International Engineering & Construction S.A. et al. v. Baker Hughes, a GE Company LLC, et al. No. 18-cv-09241 (S.D.N.Y 2018).  IEC alleges breach of contract and other claims against the Company and its subsidiaries and seeks recovery of alleged compensatory damages, in addition to reasonable attorneys' fees, expenses and arbitration costs. On March 15, 2019, IEC amended its request for arbitration to alleged damages of $591 million of lost profits plus unspecified additional costs based on alleged non-performance of the contracts in dispute. The arbitration hearing is currently scheduled to commence on December 9, 2019. The Company and its subsidiaries have vigorously contested IEC’s claims and are pursuing claims for compensation under the contracts. At this time, we are not able to predict the outcome of these claims.
On March 15, 2019 and March 18, 2019, the City of Riviera Beach Pension Fund and Richard Schippnick, respectively, filed in the Delaware Court of Chancery shareholder derivative lawsuits for and on BHGE's behalf against GE, the current members of the Board of Directors of BHGE and BHGE as a nominal defendant, related to the decision to (i) terminate the contractual prohibition barring GE from selling any of BHGE's shares before July 3, 2019; (ii) repurchase $1.5 billion in BHGE's stock from GE; (iii) permit GE to sell approximately $2.5 billion in BHGE's stock through a secondary offering; and (iv) enter into a series of other agreements and amendments that will govern the ongoing relationship  between BHGE and GE  (collectively, the “2018 Transactions”). The complaints in both lawsuits allege, among other things, that GE, as BHGE's controlling stockholder, and the members of BHGE's Board of Directors breached their fiduciary duties by entering into the 2018 Transactions.  The relief sought in the complaints includes a request for a declaration that the defendants breached their fiduciary duties, that GE was unjustly enriched, disgorgement of profits, an award of damages sustained by BHGE, pre- and post-judgment interest, and attorneys’ fees and costs.  On March 21, 2019, the Chancery Court entered an order consolidating the Schippnick and City of Riviera Beach complaints under consolidated C.A. No. 2019-0201-AGB, styled in re Baker Hughes, a GE company derivative litigation. On May 10, 2019, Plaintiffs voluntarily dismissed their claims against the members of BHGE's Conflicts Committee, and on May 15, 2019, Plaintiffs voluntarily dismissed their claims against former BHGE's director Martin Craighead. At this time, we are not able to predict the outcome of these claims.
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
On May 7, 2019, the Alaska District Attorney filed a Criminal Information against Baker Hughes Incorporated, Baker Hughes Oilfield Operations, Inc., Baker Petrolite Corporation and a Baker Hughes employee alleging that individuals working at a Baker Petrolite Corporation chemical transfer facility in Kenai, Alaska were exposed to hazardous air emissions.  The Criminal Information charges six counts of Assault in the Third Degree, three counts of Assault in the Fourth Degree and Negligent Air Emissions.  On July 22, 2019, the six counts of Assault in the Third Degree were dismissed, with the Alaska Attorney General’s office indicating their intent to present those charges to the grand jury to obtain an indictment. The Company and other Defendants have pled not guilty and intend to vigorously defend the charges. At this time, we are not able to predict the outcome of the criminal proceeding.
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

BHGE LLC 2019 Second Quarter FORM 10-Q | 28

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
PRODUCT WARRANTIES
We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties are as follows:

	2019	2018
Balance at January 1	$236	$164
Provisions	5	18
Expenditures	(10)	(15)
Other (1)	(7)	119
Balance at June 30	$224	$286

(1)	2018 amount is primarily related to the acquisition of Baker Hughes.
OTHER
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees, which totaled approximately $3.8 billion at June 30, 2019. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our financial position, results of operations or cash flows.
NOTE 17. RESTRUCTURING, IMPAIRMENT AND OTHER
We recorded restructuring, impairment and other charges of $50 million and $146 million during the three months ended June 30, 2019 and 2018, respectively, and $112 million and $308 million during the six months ended June 30, 2019 and 2018, respectively. Details of these charges are discussed below.
RESTRUCTURING AND IMPAIRMENT CHARGES
In the current and prior periods, we approved various restructuring plans globally, mainly to consolidate manufacturing and service facilities, rationalize product lines and rooftops, and reduce headcount across various functions. As a result, we recognized a charge of $45 million and $68 million for the three months ended June 30, 2019 and 2018, respectively, and $107 million and $193 million for the six months ended June 30, 2019 and 2018, respectively. These restructuring initiatives will generate charges post June 30, 2019, and the related estimated remaining charges are approximately $54 million.

BHGE LLC 2019 Second Quarter FORM 10-Q | 29

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

The amount of costs not included in the reported segment results is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Oilfield Services	$19	$40	$36	$99
Oilfield Equipment	—	6	18	18
Turbomachinery & Process Solutions	10	11	29	39
Digital Solutions	9	7	12	16
Corporate	7	4	12	21
Total	$45	$68	$107	$193
These costs were primarily related to employee termination benefits, product line terminations, plant closures and related expenses such as property, plant and equipment impairments, contract terminations and costs of assets', and other incremental costs that were a direct result of the restructuring plans.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Property, plant & equipment, net	$7	$18	$16	$37
Employee-related termination expenses	34	16	78	99
Asset relocation costs	2	8	4	13
Environmental remediation costs	—	—	—	3
Contract termination fees	2	21	9	28
Other incremental costs	—	5	—	13
Total	$45	$68	$107	$193

OTHER CHARGES
Other charges included in "Restructuring, impairment and other" of the condensed consolidated statements of income (loss) were $5 million and $78 million for the three months ended June 30, 2019 and 2018, respectively, and $5 million and $115 million for the six months ended June 30, 2019 and 2018, respectively. For the three and six months ended June 30, 2018 such charges relate primarily to accelerated amortization for certain trade names, and technology in our Oilfield Services segment.
NOTE 18. ASSETS AND LIABILITIES OF BUSINESS HELD FOR SALE
On June 30, 2019, we entered into an agreement to sell our high-speed reciprocating compression (Recip) business for a total consideration of $80 million. Recip, based in Houston, Texas, is part of our TPS segment and provides high-speed reciprocating compression equipment and aftermarket parts and services for oil and gas production, gas processing, gas distribution and independent power industries. As of June 30, 2019, the disposal group met the criteria to be classified as held for sale and was measured and reported at the lower of carrying amount and fair value less costs to sell by recognizing a valuation allowance. The transaction is expected to close later this year subject to customary regulatory approval.

BHGE LLC 2019 Second Quarter FORM 10-Q | 30

Baker Hughes, a GE company, LLC
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents financial information related to the assets and liabilities of the Recip business that was classified as held for sale and reported in “All other current assets” and “All other current liabilities” in our condensed consolidated statement of financial position as of June 30, 2019:

Assets and liabilities of business held for sale	June 30, 2019
Assets
Current receivables	$29
Inventories	94
Property, plant and equipment	21
Goodwill	14
Other intangible assets	66
Valuation allowance on disposal group classified as held for sale (1)	(136)
Other assets	8
Total assets of business held for sale	96
Liabilities
Accounts payable	(11)
All other liabilities	(16)
Total liabilities of business held for sale	(27)
Total net assets of business held for sale	$69

(1)
Valuation allowance on disposal group classified as held for sale is recorded in Other non operating income (loss), net in our condensed consolidated statements of income (loss) and includes costs associated with selling the business of $11 million.

BHGE LLC 2019 Second Quarter FORM 10-Q | 31

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the condensed consolidated financial statements and the related notes included in Item 1 thereto.
EXECUTIVE SUMMARY
On July 3, 2017, we closed the Transactions to combine GE O&G and Baker Hughes, creating a fullstream oilfield technology provider that has a unique mix of integrated oilfield products, services and digital solutions. The Transactions were executed using a partnership structure, pursuant to which GE O&G and Baker Hughes each contributed their operating assets to the Company. As of June 30, 2019, GE holds an approximate 50.3% interest in us and BHGE holds an approximate 49.7% interest. GE's interest is held through a voting interest of Class B common stock in BHGE and its economic interest through a corresponding number of our common units. We operate through our four business segments: Oilfield Services (OFS), Oilfield Equipment (OFE), Turbomachinery & Processing Solutions (TPS), and Digital Solutions (DS). As of June 30, 2019, BHGE LLC employs approximately 67,000 employees and operates in more than 120 countries.
In the second quarter of 2019, we generated revenue of $5,994 million, compared to $5,548 million for the second quarter of 2018. The increase in revenue was primarily driven by increased activity in OFS, OFE and TPS, partially offset by declines in DS. Income before income taxes and equity in loss of affiliate was $84 million for the second quarter of 2019, and included a charge of $136 million related to the expected sale of our high-speed reciprocating compression business. In addition, we incurred restructuring and impairment charges of $50 million and separation and merger related costs of $40 million. The restructuring and impairment charges were recorded as a result of our continued actions to adjust our operations and cost structure. For the second quarter of 2018, income before income taxes and equity in loss of affiliate was $58 million, which also included restructuring and impairment charges of $146 million, and separation and merger related costs of $50 million.
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

•
North America onshore activity: in the second quarter of 2019, we experienced a decline in the rig count, as compared to the second quarter of 2018. We expect that in the short-term, North American onshore activity

BHGE LLC 2019 Second Quarter FORM 10-Q | 32

will remain subdued as commodity prices fluctuate and supply chain constraints abate. Over the long-term, we remain optimistic about the outlook.

•
International onshore activity: we have seen an increase in rig count activity in the second quarter of 2019 and expect this growth to continue for the remainder of the year, albeit at a slower rate. We have seen signs of improvement with the increase in commodity prices during the quarter, but due to continued volatility, we remain cautious as to growth expectations.

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

•
Liquefied Natural Gas (LNG) projects: while currently oversupplied, we believe a significant number of final investment decisions are needed to fill the projected supply-demand imbalance in the early to middle part of the next decade. Within the first half of 2019, we have seen multiple large-scale LNG projects reach a positive final investment decision. We continue to view the long-term economics of the LNG industry as positive given our outlook for supply and demand.

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
BUSINESS ENVIRONMENT
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position as of and for the six months ended June 30, 2019 and 2018, and should be read in conjunction with the condensed consolidated financial statements and related notes of the Company.
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

BHGE LLC 2019 Second Quarter FORM 10-Q | 33

Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Brent oil price ($/Bbl) (1)	$69.04	$74.53	$66.07	$70.67
WTI oil price ($/Bbl) (2)	59.88	68.07	57.39	65.55
Natural gas price ($/mmBtu) (3)	2.57	2.85	2.74	2.96

(1)	Energy Information Administration (EIA) Europe Brent Spot Price per Barrel

(2)	EIA Cushing, OK WTI (West Texas Intermediate) spot price

(3)	EIA Henry Hub Natural Gas Spot Price per million British Thermal Unit
Outside North America, customer spending is most heavily influenced by Brent oil prices, which decreased during the quarter, ranging from a high of $74.94/Bbl in April 2019 to a low of $61.66/Bbl in June 2019. For the six months ended June 30, 2019, Brent oil prices averaged $66.07/Bbl, which represented a decrease of $4.60/Bbl from the same period last year.
In North America, customer spending is highly driven by WTI oil prices, which decreased during the quarter. Overall, WTI oil prices ranged from a high of $66.24/Bbl in April 2019 to a low of $51.13/Bbl in June 2019. For the six months ended June 30, 2019, WTI oil prices averaged $57.39/Bbl, which represented a decrease of $8.16/Bbl from the same period last year.
In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, averaged $2.57/mmBtu in the second quarter of 2019, representing a 10% decrease over the prior year. Throughout the quarter, Henry Hub Natural Gas Spot Prices ranged from a high of $2.76/mmBtu in April 2019 to a low of $2.27/mmBtu in June 2019.
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
Beginning in the second quarter of 2019, Ukraine was added to the Baker Hughes international rig count. The Company will continue tracking active drilling rigs in the country going forward. Historical periods will not be updated.
Rigs in the U.S. and Canada are counted as active if, on the day the count is taken, the well being drilled has been started but drilling has not been completed and the well is anticipated to be of sufficient depth to be a potential

BHGE LLC 2019 Second Quarter FORM 10-Q | 34

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
The rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
North America	1,071	1,147	(7)%	1,149	1,191	(4)%
International	1,109	968	15%	1,069	969	10%
Worldwide	2,180	2,115	3%	2,218	2,160	3%
Overall rig count was 2,180 for the second quarter of 2019, an increase of 3% as compared to the same period last year due primarily to international activity. Internationally, the rig count increased 15% and the rig count in North America decreased 7% when compared to the same period last year. Excluding Ukraine, the international rig count was up 9% when compared to the same period last year.
Within North America, the decrease was primarily driven by the Canadian rig count, which was down 24% on average when compared to the same period last year, and a decrease in the U.S. rig count, which was down 5% on average. Internationally, the improvement in the rig count was driven primarily by increases in the Europe region of 94%, primarily related to the addition of Ukraine during the second quarter of 2019, the Africa region and Asia Pacific region, were also up by 29% and 8%, respectively.
Overall rig count was 2,218 for the six months ended June 30, 2019, an increase of 3% as compared to the same period last year due to international activity partially offset by a decrease within North America. Within North America, the decrease was primarily driven by the land rig count, which was down 4%, partially offset by an increase in the offshore rig count of 22%. Internationally, the rig count increase was driven primarily by increases in the Europe region of 50%, primarily related to the addition of Ukraine during the second quarter of 2019, the Africa region and Asia Pacific region, were also up by 32% and 9%, respectively. Excluding Ukraine, the international rig count was up 7% when compared to the same period last year.
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

BHGE LLC 2019 Second Quarter FORM 10-Q | 35

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
Orders and Remaining Performance Obligations
Orders: For the three months ended June 30, 2019, we recognized orders of $6.6 billion, up 9% compared to the second quarter of 2018. Service orders were up 7% and equipment orders were up 10%. For the six months ended June 30, 2019, we recognized orders of $12.2 billion, an increase of $1.0 billion, or 9%, from the six months ended June 30, 2018. The increase in orders was driven by strong order intake in our Turbomachinery & Process Solutions and Oilfield Services segments. Service orders were up 6% and equipment orders were up 13%.
Remaining Performance Obligations (RPO): As of June 30, 2019, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $20.6 billion.
Revenue and Segment Operating Income (Loss) Before Tax
Revenue and segment operating income (loss) for each of our four operating segments is provided below.

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2019	2018		2019	2018
Revenue:
Oilfield Services	$3,263	$2,884	$379	$6,249	$5,562	$687
Oilfield Equipment	693	617	77	1,428	1,281	147
Turbomachinery & Process Solutions	1,405	1,385	20	2,707	2,845	(138)
Digital Solutions	632	662	(30)	1,224	1,260	(36)
Total	$5,994	$5,548	$446	$11,608	$10,947	$661

BHGE LLC 2019 Second Quarter FORM 10-Q | 36

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2019	2018		2019	2018
Segment operating income (loss):
Oilfield Services	$233	$189	$44	$409	$330	$79
Oilfield Equipment	14	(12)	26	26	(18)	44
Turbomachinery & Process Solutions	135	113	22	253	232	21
Digital Solutions	84	96	(12)	152	169	(17)
Total segment operating income	466	387	79	839	714	125
Corporate	(105)	(98)	(7)	(205)	(196)	(9)
Inventory impairment	—	(15)	15	—	(76)	76
Restructuring, impairment and other	(50)	(146)	96	(112)	(308)	196
Separation and merger related costs	(40)	(50)	10	(74)	(96)	22
Operating income	271	78	193	447	37	410
Other non operating income (loss), net	(131)	43	(174)	(110)	45	(155)
Interest expense, net	(56)	(63)	7	(115)	(109)	(6)
Income (loss) before income taxes and equity in loss of affiliate	84	58	26	222	(27)	249
Equity in loss of affiliate	—	(34)	34	—	(54)	54
Provision for income taxes	(95)	(62)	(33)	(162)	(100)	(62)
Net income (loss)	$(11)	$(38)	$27	$60	$(181)	$241
Segment Revenues and Segment Operating Income
Second Quarter of 2019 Compared to the Second Quarter of 2018
Revenue increased $446 million, or 8%, primarily driven by increased activity in Oilfield Services, Oilfield Equipment and Turbomachinery & Process Solutions. Oilfield Services increased $379 million, Oilfield Equipment increased $77 million, Turbomachinery & Process Solutions increased $20 million, partially offset by the decrease in Digital Solutions of $30 million.
Total segment operating income increased $79 million. The increase was driven by Oilfield Services which increased $44 million, Oilfield Equipment which increased $26 million and Turbomachinery & Process Solutions which increased $22 million, partially offset by Digital Solutions which decreased $12 million.
Oilfield Services
Oilfield Services revenue increased $379 million, or 13% in the second quarter of 2019 compared to the second quarter of 2018, as a result of increased international activity as evidenced by the growth in the international rig count compared to the second quarter of 2018. International revenue was $2,045 million in the second quarter of 2019, an increase of $334 million from the second quarter of 2018. North America revenue was $1,218 million in the second quarter of 2019, an increase of $45 million from the second quarter of 2018.
Oilfield Services segment operating income was $233 million in the second quarter of 2019 compared to $189 million in the second quarter of 2018, primarily driven by higher volume and to a lesser extent increased cost productivity.
Oilfield Equipment
Oilfield Equipment revenue increased $77 million, or 12%, in the second quarter of 2019 compared to the second quarter of 2018. The increase was driven by higher volume in the subsea production systems business, subsea services business, and subsea drilling systems business. These increases were partially offset by lower volume in the flexible pipe business.

BHGE LLC 2019 Second Quarter FORM 10-Q | 37

Oilfield Equipment segment operating income was $14 million in the second quarter of 2019 compared to segment operating loss of $12 million in the second quarter of 2018. The increase in income was driven primarily by higher volume and positive cost productivity.
Turbomachinery & Process Solutions
Turbomachinery & Process Solutions revenue of $1,405 million increased $20 million, or 1%, in the second quarter of 2019 compared to the second quarter of 2018. The increase was driven by on- and offshore-production equipment volume as well as increased revenue in contractual and transactional services, partially offset by the sale of the natural gas solutions business in October 2018. Equipment revenue in the quarter represented 35%, and service revenue represented 65% of total segment revenue. Equipment revenue was down 5% year-over-year, and service revenue was up 5%.
Turbomachinery & Process Solutions segment operating income was $135 million in the second quarter of 2019 compared to $113 million in the second quarter of 2018. The increase in profitability was driven primarily by increased cost productivity and higher volume, partially offset by the sale of the natural gas solutions business.
Digital Solutions
Digital Solutions revenue decreased $30 million, or 5%, in the second quarter of 2019 compared to the second quarter of 2018, driven primarily by lower volume in our Bently and software businesses, partially offset by higher volume in the measurement & sensing and pipeline and process solutions businesses.
Digital Solutions segment operating income was $84 million in the second quarter of 2019 compared to $96 million in the second quarter of 2018. The decrease in profitability was driven primarily by unfavorable product mix.
Restructuring, Impairment and Other
For the second quarter of 2019, we recognized $50 million in restructuring and impairment charges, a decrease of $96 million from the second quarter of 2018, primarily from reduced restructuring activity as we conclude the integration of Baker Hughes.
Separation and Merger Related Costs
For the second quarter of 2019, we incurred separation and merger related costs of $40 million, a decrease of $10 million from the second quarter of 2018. Costs in the second quarter of 2019 primarily relate to the finalization of the Master Agreement Framework and the anticipated separation from GE. In the second quarter of 2018, separation and merger related costs primarily include costs associated with the acquisition of Baker Hughes.
Equity in Loss of Affiliate
As we have discontinued applying the equity method on our investment in BJ Services, we did not record any gain or loss during the second quarter of 2019 compared to a loss of $34 million recorded in the second quarter of 2018. We will resume application of the equity method only after our share of unrecognized net income equals our share of net loss not recognized during the period the equity method was suspended.
Interest Expense, Net
For the second quarter of 2019, we incurred interest expense, net of interest income, of $56 million, a decrease of $7 million from the second quarter of 2018, primarily driven by a reduction in other borrowings.
Income Taxes
For the second quarter of 2019, income tax expense was $95 million compared to a tax expense of $62 million for the prior year quarter. The difference between the U.S. statutory tax rate of 21% and the current effective tax rate of 113% is primarily due to the geographical mix of earnings and losses, coupled with $69 million related to losses with no tax benefit due to valuation allowances and tax effects of the U.S. partnership structure. We are a

BHGE LLC 2019 Second Quarter FORM 10-Q | 38

partnership for U.S. federal tax purposes, therefore, any tax effects associated with the U.S. are recognized by our members and not reflected in our tax expense.
The First Six Months of 2019 Compared to the First Six Months of 2018
Revenue increased $661 million, or 6%, primarily driven by increased activity in Oilfield Services and Oilfield Equipment. Oilfield Services increased $687 million and Oilfield Equipment increased $147 million, partially offset by the decrease in Turbomachinery & Process Solutions of $138 million and in Digital Solutions of $36 million.
Total segment operating income increased $125 million. The increase was driven by Oilfield Services which increased $79 million. Oilfield Equipment which increased $44 million and Turbomachinery & Process Solutions which increased $21 million, partially offset by Digital Solutions which decreased $17 million.
Oilfield Services
Oilfield Services revenue increased $687 million, or 12% in the first six months of 2019 compared to the first six months of 2018, as a result of increased international activity as evidenced by an increase in the International rig count compared to the first six months of 2018. International revenue was $3,875 million in the first six months of 2019, an increase of $581 million from the first six months of 2018. North America revenue was $2,374 million in the first six months of 2019, an increase of $106 million from the first six months of 2018.
Oilfield Services segment operating income was $409 million in the first six months of 2019 compared to $330 million in the first six months of 2018. The increase was primarily driven by higher volume and improved cost productivity.
Oilfield Equipment
Oilfield Equipment revenue increased $147 million, or 11%, in the first six months of 2019 compared to the first six months of 2018. The increase was driven by higher volume in the subsea production systems business, subsea services business, and subsea drilling systems business. These increases were partially offset by lower volume in the flexible pipe business.
Oilfield Equipment segment operating income was $26 million in the first six months of 2019 compared to segment operating loss of $18 million in the first six months of 2018. The increase in income was driven primarily by higher volume and positive cost productivity.
Turbomachinery & Process Solutions
Turbomachinery & Process Solutions revenue of $2,707 million decreased $138 million, or 5%, in the first six months of 2019 compared to the first six months of 2018. The decrease was driven by lower equipment installation volume, and the sale of the natural gas solutions business in October 2018, partially offset by higher contractual services revenue. Equipment revenue in the first six months of 2019 represented 35%, and service revenue represented 65% of total segment revenue. Equipment revenue was down 15% year-over-year, and service revenue was up 2%.
Turbomachinery & Process Solutions segment operating income was $253 million in the first six months of 2019 compared to $232 million in the first six months of 2018. The increase in profitability was driven primarily by higher cost productivity, partially offset by the sale of the natural gas solutions business.
Digital Solutions
Digital Solutions revenue decreased $36 million, or 3%, in the first six months of 2019 compared to the first six months of 2018, driven primarily by lower volume in Bently, controls and software businesses, partially offset with higher volume in the measurement & sensing and pipeline and process solutions businesses.
Digital Solutions segment operating income was $152 million in the first six months of 2019 compared to $169 million in the first six months of 2018. The decrease in profitability was driven by unfavorable business mix.

BHGE LLC 2019 Second Quarter FORM 10-Q | 39

Restructuring, Impairment and Other
For the first six months of 2019, we recognized $112 million in restructuring and impairment charges, a decrease of $196 million from the first six months of 2018, primarily from reduced restructuring activity as we conclude the integration of Baker Hughes.
Separation and Merger Related Costs
For the first six months of 2019, we incurred separation and merger related costs of $74 million, a decrease of $22 million from the first six months of 2018. Costs in the first six months of 2019 primarily relate to the finalization of the Master Agreement Framework and the anticipated separation from GE. In the first six months of 2018, separation and merger related costs primarily include costs associated with the acquisition of Baker Hughes.
Equity in Loss of Affiliate
As we have discontinued applying the equity method on our investment in BJ Services, we did not record any gain or loss during the first six months of 2019 compared to a loss of $54 million recorded in the first six months of 2018. We will resume application of the equity method only after our share of unrecognized net income equals our share of net loss not recognized during the period the equity method was suspended.
Interest Expense, Net
For the first six months of 2019, we incurred interest expense, net of interest income, of $115 million, an increase of $6 million from the first six months of 2018, primarily driven by lower interest income.
Income Taxes
For the first six months of 2019, income tax expense was $162 million compared to a tax benefit of $100 million for the first six months ended 2018. The difference between the U.S. statutory tax rate of 21% and the current effective tax rate of 73% is primarily due to the geographical mix of earnings and losses, coupled with $90 million related to losses with no tax benefit due to valuation allowances and tax effects of the U.S. partnership structure. We are a partnership for U.S. federal tax purposes, therefore, any tax effects associated with the U.S. are recognized by our members and not reflected in our tax expense.
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility in order to fund the requirements of our business. At June 30, 2019, we had cash and cash equivalents of $3,138 million compared to $3,677 million at December 31, 2018. Cash and cash equivalents includes $739 million and $747 million of cash held on behalf of GE at June 30, 2019 and December 31, 2018, respectively.
Excluding cash held on behalf of GE, our U.S. subsidiaries held approximately $0.3 billion and $0.7 billion while our foreign subsidiaries held approximately $2.1 billion and $2.3 billion of our cash and cash equivalents as of June 30, 2019 and December 31, 2018, respectively. A substantial portion of the cash held by foreign subsidiaries at June 30, 2019 has been reinvested in active non-U.S. business operations. If we decide at a later date to repatriate those funds to the U.S., we may be required to provide taxes on certain of those funds, however, due to the enactment of U.S. tax reform, repatriations of foreign earnings will generally be free of U.S. federal tax but may incur other taxes such as withholding or state taxes.
We have has a $3 billion committed unsecured revolving credit facility (the 2017 Credit Agreement) with commercial banks maturing in July 2022. The 2017 Credit Agreement contains certain customary representations and warranties, certain affirmative covenants and no negative covenants. Upon the occurrence of certain events of default, our obligations under the 2017 Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the 2017 Credit Agreement, and other customary defaults. No such events of default have occurred. During the six months ended June 30, 2019 and 2018, there were no borrowings under the 2017 Credit Agreement.

BHGE LLC 2019 Second Quarter FORM 10-Q | 40

We have has a commercial paper program under which we may issue from time to time up to $3 billion in commercial paper with maturities of no more than 397 days. At June 30, 2019 and December 31, 2018, there were no borrowings outstanding under the commercial paper program. The maximum combined borrowing at any time under both the 2017 Credit Agreement and the commercial paper program is $3 billion.
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
During the six months ended June 30, 2019, we used cash to fund a variety of activities including certain working capital needs, restructuring and GE separation related costs, capital expenditures, and distributions to members. We believe that cash on hand, cash flows generated from operations and the available credit facility will provide sufficient liquidity to manage our global cash needs.
Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the six months ended June 30:

(In millions)	2019	2018
Operating activities	$456	$426
Investing activities	(563)	(162)
Financing activities	(428)	(2,381)
Operating Activities
Our largest source of operating cash is payments from customers, of which the largest component is collecting cash related to sales of products and services including advance payments or progress collections for work to be performed. The primary use of operating cash is to pay our suppliers, employees, tax authorities and others for a wide range of material and services.
Cash flows from operating activities generated cash of $456 million and $426 million for the six months ended June 30, 2019 and 2018, respectively.
For the six months ended June 30, 2019 cash generated from operating activities were primarily driven by net earnings adjusted for certain noncash items (depreciation, amortization and valuation allowance on disposal group), partially offset by annual payments associated with employee compensation, and cash payments for restructuring and separation related costs. Net working capital usage was $38 million for the six months ended June 30, 2019, mainly due to higher inventory to sustain expected volume growth. We also had restructuring and GE separation related payments of $161 million in the six months ended June 30, 2019.
For the six months ended June 30, 2018, operating cash inflows were primarily driven by our net loss adjusted for certain noncash items (depreciation, amortization and provision for deferred taxes) partially offset by cash usage of approximately $210 million related to restructuring and merger related payments. Net working capital was flat in the six months ended June 30, 2018, mainly due to higher inventory to sustain expected volume growth offset by higher payables to suppliers.
Investing Activities
Cash flows from investing activities used cash of $563 million and $162 million for the six months ended June 30, 2019 and 2018, respectively.
Our principal recurring investing activity is the funding of capital expenditures including property, plant and equipment and software, to support and generate revenue from operations. Expenditures for capital assets were $594 million and $411 million for the six months ended June 30, 2019 and 2018, respectively, partially offset by

BHGE LLC 2019 Second Quarter FORM 10-Q | 41

proceeds from the sale of property, plant and equipment of $121 million and $181 million for the six months ended June 30, 2019 and 2018, respectively.
Financing Activities
Cash flows from financing activities used cash of $428 million and $2,381 million for the six months ended June 30, 2019 and 2018, respectively.
We had net repayments of short-term debt and other borrowings of $41 million and $300 million for the six months ended June 30, 2019 and 2018, respectively. Repayment of long-term debt in the six months ended June 30, 2019 was $25 million compared to $648 million in the six months ended June 30, 2018. There were no repayments of Senior notes in the six months ended June 30, 2019.
Additionally, we made a distribution to our members of $373 million and $403 million for the six months ended June 30, 2019 and 2018, respectively.
During the six months ended June 30, 2018, we used cash of $1,025 million to repurchase our common units on a pro rata basis from BHGE and GE. We had no such repurchases in the six months ended June 30, 2019.
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
Customer receivables: In line with industry practice, we may bill our customers for services provided in arrears dependent upon contractual terms. In a challenging economic environment, we may experience delays in the payment of our invoices due to customers' lower cash flow from operations or their more limited access to credit markets. While historically there have not been material non-payment events, we attempt to mitigate this risk through working with our customers to restructure their debts. A customer's failure or delay in payment could have a material adverse effect on our short-term liquidity and results from operations. As of June 30, 2019, 20% of our gross trade receivables were from customers in the United States. Other than the United States, no other country or single customer accounted for more than 10% of our gross trade receivables at this date. As of December 31, 2018, 24% of our gross trade receivables were from customers in the United States.
International operations: Our cash that is held outside the U.S. is 87% of the total cash balance as of June 30, 2019. We may not be able to use this cash quickly and efficiently due to exchange or cash controls that could make it challenging. As a result, our cash balance may not represent our ability to quickly and efficiently use this cash.
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

BHGE LLC 2019 Second Quarter FORM 10-Q | 42

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

BHGE LLC 2019 Second Quarter FORM 10-Q | 43

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
ITEM 5. OTHER INFORMATION
In connection with GE’s previously announced separation from BHGE, on July 31, 2019, BHGE, BHGE LLC and GE entered into an Omnibus Agreement, a general framework agreement that addresses certain outstanding matters under existing long-term commercial agreements between BHGE and GE. The Omnibus Agreement contains provisions regarding, among other things, (i) the repayment of certain outstanding amounts mutually owed by the parties, (ii) certain employee and assets transfers (including the allocation of costs and expenses associated therewith), and (iii) certain matters related to three international joint ventures.
The Omnibus Agreement also attached as exhibits certain transaction documents entered into between the parties. Material terms agreed to between the parties pursuant to such transaction documents include:

i.
Provision of certain transition services by each of BHGE LLC and GE, including providing for the development and use of certain service related intellectual property at the end of the transition period and the management of certain data and information for future business needs;

ii.	Sale of certain digital business assets of BHGE to GE for a closing consideration of $50 million, subject to customary closing conditions and regulatory approvals;

iii.	Modification of certain sales arrangements between the parties and the ability of each party to directly market offerings of its digital business to customers in the oil and gas industry;

iv.	Research and development efforts and the purchase of products and services related to aero-derivative turbines;

v.	Supply and distribution terms for certain trailer-mounted gas turbine generator-based engine units and related parts and services; and

vi.	Scheduled repayment by BHGE to GE of the previously disclosed promissory note net of certain costs and tax adjustments.
Contemporaneously with the execution of the Omnibus Agreement, GE and BHGE also made certain technical amendments to the Amended and Restated Stockholders Agreement, dated as of November 13, 2018, and the Registration Rights Agreement, dated as of July 3, 2017.

BHGE LLC 2019 Second Quarter FORM 10-Q | 44

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

10.1*	Omnibus Agreement, dated as of July 31, 2019, between Baker Hughes, a GE company, Baker Hughes, a GE company, LLC and General Electric Company.
10.2*	Transition Services Agreement, dated as of July 31, 2019, between Baker Hughes, a GE company, LLC and General Electric Company.
10.3*	Amendment to the Amended & Restated Intercompany Services Agreement, dated as of July 31, 2019, between Baker Hughes, a GE company, LLC and General Electric Company.
10.4*	Agreement to the Amended & Restated Intellectual Property Cross License Agreement, dated as of July 31, 2019, between Baker Hughes, a GE company, LLC and General Electric Company.
10.5*	Asset Purchase Agreement, dated as of July 31, 2019, between Baker Hughes, a GE company, LLC and GE Digital LLC.
10.6*	Amendment to the Amended and Restated GE Digital Master Products and Services Agreement, dated as of July 31, 2019, between Baker Hughes, a GE company, LLC and GE Digital LLC.
10.7*	GE Digital Referral Agreement, dated as of July 31, 2019, between Baker Hughes, a GE company, LLC and GE Digital LLC.
10.8*	TM2500 Supply and Distribution Agreement, dated as of July 31, 2019, between Baker Hughes, a GE company, LLC and General Electric Company.
10.9*	Joint Ownership and License Agreement, dated as of July 31, 2019, between Baker Hughes, a GE company, LLC and General Electric Company.
10.10*	Bridge Supply and Technology Development Agreement, dated as of July 31, 2019, between Baker Hughes, a GE company, LLC and General Electric Company.
10.11*	STDA Side Agreement, dated as of July 31, 2019, between Baker Hughes, a GE company, LLC and General Electric Company.
10.12*	Second Amendment to the GE Global Employee Services Agreement, dated as of July 31, 2019, between Baker Hughes, a GE company, LLC and General Electric Company.
10.13*	Second Amendment and Restatement of Promissory Note, dated as of July 31, 2019, between Baker Hughes, a GE company, LLC and GE Oil & Gas US Holdings IV, Inc.
31.1**	Certification of Lorenzo Simonelli, President and Chief Executive Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2**	Certification of Brian Worrell, Chief Financial Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
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

BHGE LLC 2019 Second Quarter FORM 10-Q | 45

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Baker Hughes, a GE company, LLC (Registrant)

Date:	July 31, 2019	By:	/s/ BRIAN WORRELL
Brian Worrell
Chief Financial Officer

Date:	July 31, 2019	By:	/s/ KURT CAMILLERI
Kurt Camilleri
Vice President, Controller and Chief Accounting Officer

BHGE LLC 2019 Second Quarter FORM 10-Q | 46