Form 10-Q
period 2020-09-30
Baker Hughes Holdings LLC
filed 2020-10-23
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-09397

Baker Hughes Holdings LLC
(Exact name of registrant as specified in its charter)

Delaware		76-0207995
(State or other jurisdiction		(I.R.S. Employer Identification No.)
of incorporation or organization)

17021 Aldine Westfield
Houston,	Texas	77073-5101
(Address of principal executive offices)		(Zip Code)
Registrant's telephone number, including area code: (713) 439-8600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Share 5.125% Senior Notes due 2040	-	New York Stock Exchange
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
Yes ☐ No ☑
As of October 16, 2020, all of the common units of the registrant are held by affiliates of the registrant. None of the common units are publicly traded.

Baker Hughes Holdings LLC

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Baker Hughes Holdings LLC
Condensed Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit amounts)	2020	2019	2020	2019
Revenue:
Sales of goods	$3,290	$3,339	$9,240	$9,886
Sales of services	1,759	2,543	5,970	7,604
Total revenue	5,049	5,882	15,210	17,490

Costs and expenses:
Cost of goods sold	2,920	2,901	8,296	8,647
Cost of services sold	1,372	1,880	4,724	5,705
Selling, general and administrative	565	679	1,830	2,083
Goodwill impairment	—	—	14,717	—
Restructuring, impairment and other	209	71	1,637	183
Separation related	32	54	110	128
Total costs and expenses	5,098	5,585	31,314	16,746
Operating income (loss)	(49)	297	(16,104)	744
Other non-operating loss, net	(149)	(14)	(367)	(124)
Interest expense, net	(66)	(59)	(195)	(174)
Income (loss) before income taxes	(264)	224	(16,666)	446
Provision for income taxes	(47)	(107)	(110)	(269)
Net income (loss)	(311)	117	(16,776)	177
Less: Net income attributable to noncontrolling interests	9	7	23	20
Net income (loss) attributable to Baker Hughes Holdings LLC	$(320)	$110	$(16,799)	$157

Cash distribution per common unit	$0.18	$0.18	$0.54	$0.54
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 1

Baker Hughes Holdings LLC
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Net income (loss)	$(311)	$117	$(16,776)	$177
Less: Net income attributable to noncontrolling interests	9	7	23	20
Net income (loss) attributable to Baker Hughes Holdings LLC	(320)	110	(16,799)	157
Other comprehensive income (loss):
Investment securities	—	(1)	(2)	—
Foreign currency translation adjustments	135	(123)	(101)	(96)
Cash flow hedges	2	2	(6)	3
Benefit plans	(54)	7	(24)	(6)
Other comprehensive income (loss)	83	(115)	(133)	(99)
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(3)	(1)
Other comprehensive income (loss) attributable to Baker Hughes Holdings LLC	83	(115)	(130)	(98)
Comprehensive income (loss)	(228)	2	(16,909)	78
Less: Comprehensive income attributable to noncontrolling interests	9	7	20	19
Comprehensive income (loss) attributable to Baker Hughes Holdings LLC	$(237)	$(5)	$(16,929)	$59
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 2

Baker Hughes Holdings LLC
Condensed Consolidated Statements of Financial Position
(Unaudited)

(In millions)	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents (1)	$4,053	$3,245
Current receivables, net	5,726	6,491
Inventories, net	4,469	4,608
All other current assets	1,031	949
Total current assets	15,279	15,293
Property, plant and equipment (net of accumulated depreciation of $4,744 and $4,384)	5,536	6,240
Goodwill	5,685	20,396
Other intangible assets, net	4,377	5,381
Contract and other deferred assets	1,971	1,881
All other assets	3,112	3,058
Deferred income taxes	1,305	964
Total assets (1)	$37,265	$53,213
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,482	$4,268
Short-term debt and current portion of long-term debt (1)	935	321
Progress collections and deferred income	3,623	2,870
All other current liabilities	2,684	2,535
Total current liabilities	10,724	9,994
Long-term debt	6,754	6,301
Deferred income taxes	122	—
Liabilities for pensions and other postretirement benefits	1,147	1,079
All other liabilities	1,378	1,425
Members' Equity:
Members' capital (common units 1,034 and 1,027 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively)	36,641	36,998
Retained loss	(16,913)	(110)
Accumulated other comprehensive loss	(2,719)	(2,589)
Baker Hughes Holdings LLC equity	17,009	34,299
Noncontrolling interests	131	115
Total equity	17,140	34,414
Total liabilities and equity	$37,265	$53,213
(1)Total assets include $111 million and $273 million of assets held on behalf of General Electric Company, of which $85 million and $162 million is cash and cash equivalents and $26 million and $111 million is investment securities at September 30, 2020 and December 31, 2019, respectively, and a corresponding amount of liability is reported in short-term debt. See "Note 15. Related Party Transactions" for further details.
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 3

Baker Hughes Holdings LLC
Condensed Consolidated Statements of Changes in Members' Equity
(Unaudited)

(In millions, except per unit amounts)	Members' Capital	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at December 31, 2019	$36,998	$(110)	$(2,589)	$115	$34,414
Comprehensive income (loss):
Net income (loss)		(16,799)		23	(16,776)
Other comprehensive loss			(130)	(3)	(133)
Regular cash distribution to members ($0.54 per unit)	(558)				(558)
Baker Hughes stock-based compensation cost	164				164
Other	37	(4)		(4)	29
Balance at September 30, 2020	$36,641	$(16,913)	$(2,719)	$131	$17,140

(In millions, except per unit amounts)	Members' Capital	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at June 30, 2020	$36,762	$(16,593)	$(2,802)	$126	$17,493
Comprehensive income (loss):
Net income (loss)		(320)		9	(311)
Other comprehensive income			83		83
Regular cash distribution to members ($0.18 per unit)	(186)				(186)
Baker Hughes stock-based compensation cost	52				52
Other	13			(4)	9
Balance at September 30, 2020	$36,641	$(16,913)	$(2,719)	$131	$17,140

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 4

Baker Hughes Holdings LLC
Condensed Consolidated Statements of Changes in Members' Equity
(Unaudited)

(In millions, except per unit amounts)	Members' Capital	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at December 31, 2018	$37,582	$(354)	$(2,462)	$110	$34,876
Comprehensive income (loss):
Net income		157		20	177
Other comprehensive loss			(98)	(1)	(99)
Regular cash distribution to members ($0.54 per unit)	(560)				(560)
Other transactions with members	177		(119)		58
Repurchase of common units	(250)				(250)
Baker Hughes stock-based compensation cost	136				136
Other	29	1		(25)	5
Balance at September 30, 2019	$37,114	$(196)	$(2,679)	$104	$34,343

(In millions, except per unit amounts)	Members' Capital	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at June 30, 2019	$37,418	$(306)	$(2,564)	$116	$34,664
Comprehensive income (loss):
Net income		110		7	117
Other comprehensive loss			(115)		(115)
Regular cash distribution to members ($0.18 per unit)	(187)				(187)
Other transactions with members	65				65
Repurchase of common units	(250)				(250)
Baker Hughes stock-based compensation cost	50				50
Other	18			(19)	(1)
Balance at September 30, 2019	$37,114	$(196)	$(2,679)	$104	$34,343
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 5

Baker Hughes Holdings LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2020	2019
Cash flows from operating activities:
Net income (loss)	$(16,776)	$177
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	1,010	1,065
Goodwill impairment	14,717	—
Intangible assets impairment	729	—
Property, plant and equipment impairment	290	—
Inventory impairment	218	—
Loss on sale of business	217	138
Write-down of assets held for sale	129	—
Benefit for deferred income taxes	(254)	(46)
Changes in operating assets and liabilities:
Current receivables	580	(322)
Inventories	(183)	(324)
Accounts payable	(674)	(27)
Progress collections and deferred income	619	710
Contract and other deferred assets	(90)	(46)
Other operating items, net	392	(510)
Net cash flows from operating activities	924	815
Cash flows from investing activities:
Expenditures for capital assets	(801)	(873)
Proceeds from disposal of assets	141	201
Other investing items, net	109	13
Net cash flows used in investing activities	(551)	(659)
Cash flows from financing activities:
Net repayments of debt and other borrowings	(170)	(227)
Proceeds from issuance of commercial paper	737	—
Proceeds from issuance of long-term debt	500	—
Distributions to members	(558)	(560)
Repurchase of common units	—	(250)
Other financing items, net	(15)	37
Net cash flows from (used in) financing activities	494	(1,000)
Effect of currency exchange rate changes on cash and cash equivalents	(59)	(29)
Increase (decrease) in cash and cash equivalents	808	(873)
Cash and cash equivalents, beginning of period	3,245	3,677
Cash and cash equivalents, end of period	$4,053	$2,804
Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$317	$299
Interest paid	$188	$196
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 6

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF THE BUSINESS
Baker Hughes Holdings LLC, a Delaware limited liability company (the Company, BHH LLC, we, us, or our), and the successor to Baker Hughes Incorporated, a Delaware corporation (BHI) is an energy technology company with a diversified portfolio of technologies and services that span the entire energy value chain. The partnership was formed as the result of a combination between BHI and the oil and gas business (GE O&G) of General Electric Company (GE). On April 15, 2020, the Company changed its name from Baker Hughes, a GE company, LLC to Baker Hughes Holdings LLC. As of September 30, 2020, GE owns approximately 33.8% of our common units and Baker Hughes Company (Baker Hughes) owns approximately 66.2% of our common units.
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
Cash and Cash Equivalents
As of September 30, 2020 and December 31, 2019, we had $803 million and $1,102 million, respectively, of cash held in bank accounts that cannot be released, transferred or otherwise converted into a currency that is regularly transacted internationally, due to lack of market liquidity, capital controls or similar monetary or exchange limitations limiting the flow of capital out of the jurisdiction. These funds are available to fund operations and growth in these jurisdictions, and we do not currently anticipate a need to transfer these funds to the U.S. Included in these amounts are $75 million and $142 million, as of September 30, 2020 and December 31, 2019, respectively, held on behalf of GE.

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 7

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
Cash and cash equivalents includes a total of $85 million and $162 million of cash at September 30, 2020 and December 31, 2019, respectively, held on behalf of GE, and a corresponding liability is reported in short-term debt. See "Note 15. Related Party Transactions" for further details.
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
NOTE 2. REVENUE RELATED TO CONTRACTS WITH CUSTOMERS
DISAGGREGATED REVENUE
We disaggregate our revenue from contracts with customers by primary geographic markets.

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Revenue	2020	2019	2020	2019
U.S.	$1,032	$1,500	$3,330	$4,621
Non-U.S.	4,017	4,382	11,880	12,869
Total	$5,049	$5,882	$15,210	$17,490
REMAINING PERFORMANCE OBLIGATIONS
As of September 30, 2020 and 2019, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $23.0 billion and $22.2 billion, respectively. As of September 30, 2020, we expect to recognize revenue of approximately 49%, 68% and 92% of the total remaining performance obligations within 2, 5, and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 8

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 3. CURRENT RECEIVABLES
Current receivables are comprised of the following:

	September 30, 2020	December 31, 2019
Customer receivables	$4,657	$5,448
Related parties	604	570
Other	826	796
Total current receivables	6,087	6,814
Less: Allowance for credit losses	(361)	(323)
Total current receivables, net	$5,726	$6,491
Customer receivables are recorded at the invoiced amount. Related parties consists primarily of amounts owed to us by GE and Baker Hughes. The "Other" category consists primarily of indirect taxes, other tax receivables, customer retentions and advance payments to suppliers.
NOTE 4. INVENTORIES
Inventories, net of reserves of $425 million and $429 million as of September 30, 2020 and December 31, 2019, respectively, are comprised of the following:

	September 30, 2020	December 31, 2019
Finished goods	$2,425	$2,546
Work in process and raw materials	2,044	2,062
Total inventories, net	$4,469	$4,608
During the three and nine months ended September 30, 2020, we recorded inventory impairments of $42 million and $218 million, respectively, predominantly in our Oilfield Services segment as a result of certain restructuring activities initiated by the Company. Charges for inventory impairments are predominantly reported in the "Cost of goods sold" caption of the condensed consolidated statements of income (loss).

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 9

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
GOODWILL
The changes in the carrying value of goodwill are detailed below by segment:

	Oilfield Services	Oilfield Equipment	Turbo- machinery & Process Solutions	Digital Solutions	Total
Balance at December 31, 2018, gross	$15,382	$4,177	$2,186	$2,432	$24,177
Accumulated impairment at December 31, 2018	(2,633)	(867)	—	(254)	(3,754)
Balance at December 31, 2018	12,749	3,310	2,186	2,178	20,423
Currency exchange and others	—	9	(15)	(21)	(27)
Balance at December 31, 2019	12,749	3,319	2,171	2,157	20,396
Impairment	(11,428)	(3,289)	—	—	(14,717)
Currency exchange and others	(20)	(24)	43	7	6
Balance at September 30, 2020	$1,301	$6	$2,214	$2,164	$5,685
We perform our annual goodwill impairment test for each of our reporting units as of July 1 of each fiscal year, in conjunction with our annual strategic planning process. Our reporting units are the same as our four reportable segments. We also test goodwill for impairment whenever events or circumstances occur which, in our judgment, could more likely than not reduce the fair value of one or more reporting units below its carrying value. Potential impairment indicators include, but are not limited to, (i) the results of our most recent annual or interim impairment testing, in particular the magnitude of the excess of fair value over carrying value observed, (ii) downward revisions to internal forecasts, and the magnitude thereof, if any, and (iii) declines in Baker Hughes' market capitalization below book value, and the magnitude and duration of those declines, if any.
During the first quarter of 2020, Baker Hughes' market capitalization declined significantly compared to the fourth quarter of 2019. Baker Hughes' closing stock price fell to a historic low of $9.33 on March 23, 2020. Over the same period, the equity value of Baker Hughes' peer group companies and the overall U.S. stock market also declined significantly amid market volatility. In addition, the Oilfield Services Index (OSX), an indicator of investors’ view of the earnings prospects and cost of capital of the oil and gas services industry, traded at prices that were the lowest in its history. These declines were driven by the uncertainty surrounding the outbreak of the coronavirus (COVID-19) and other macroeconomic events such as the geopolitical tensions between OPEC and Russia, which also resulted in a significant drop in oil prices. Based on these factors, we concluded that a triggering event occurred and, accordingly, an interim quantitative impairment test was performed as of March 31, 2020 (“testing date”).
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

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 10

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
Based upon the results of our interim quantitative impairment test performed during the first quarter of 2020, we concluded that the carrying value of the Oilfield Services (OFS) and Oilfield Equipment (OFE) reporting units exceeded their estimated fair value as of the testing date, which resulted in goodwill impairment charges of $11,428 million and $3,289 million, respectively. The goodwill impairment was calculated as the amount that the carrying value of the reporting unit, including any goodwill, exceeded its fair value. As of March 31, 2020, the carrying value of our OFS and OFE reporting units equaled their fair value upon completion of the goodwill impairment test whereas our other reporting units still maintained a headroom that was substantially in excess of their carrying values.
During the third quarter of 2020, we completed our annual impairment test for each reporting unit. As a result of this assessment, we concluded that no indicators existed that would lead to a determination that it is more likely than not that the fair value of each reporting unit is less than its carrying value. There can be no assurances that future sustained declines in macroeconomic or business conditions affecting our industry will not occur, which could result in goodwill impairment charges in future periods.

OTHER INTANGIBLE ASSETS
Intangible assets are comprised of the following:

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships (1)	$2,243	$(888)	$1,355	$3,027	$(1,045)	$1,982
Technology (1)	1,097	(663)	434	1,075	(626)	449
Trade names and trademarks (1)	325	(178)	147	696	(254)	442
Capitalized software (1)	1,253	(1,005)	248	1,193	(928)	265
Other	—	—	—	3	(2)	1
Finite-lived intangible assets	4,918	(2,734)	2,184	5,994	(2,855)	3,139
Indefinite-lived intangible assets	2,193	—	2,193	2,242	—	2,242
Total intangible assets	$7,111	$(2,734)	$4,377	$8,236	$(2,855)	$5,381
(1)During the three months ended September 30, 2020, we recorded $4 million of intangible asset impairments to customer relationships. During the nine months ended September 30, 2020, we recorded intangible asset impairments to customer relationships of $480 million, technology of $8 million, trade names and trademarks of $236 million, and capitalized software of $3 million. See "Note 17. Restructuring, Impairment and Other" for further discussion.
Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from 1 to 30 years. Amortization expense for the three months ended September 30, 2020 and 2019 was $75 million and $85 million, respectively, and $231 million and $278 million for the nine months ended September 30, 2020 and 2019, respectively.

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 11

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
Estimated amortization expense for the remainder of 2020 and each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
Remainder of 2020	$70
2021	245
2022	205
2023	192
2024	175
2025	137

NOTE 6. CONTRACT AND OTHER DEFERRED ASSETS
A majority of our long-term product service agreements relate to our Turbomachinery & Process Solutions segment. Contract assets reflect revenue earned in excess of billings on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements and other deferred contract related costs. Contract assets are comprised of the following:

	September 30, 2020	December 31, 2019
Long-term product service agreements	$655	$603
Long-term equipment contracts (1)	1,158	1,097
Contract assets (total revenue in excess of billings)	1,813	1,700
Deferred inventory costs	115	130
Non-recurring engineering costs	43	51
Contract and other deferred assets	$1,971	$1,881
(1)Reflects revenue earned in excess of billings on our long-term contracts to construct technically complex equipment and certain other service agreements.
Revenue recognized during the three months ended September 30, 2020 and 2019 from performance obligations satisfied (or partially satisfied) in previous periods related to our long-term service agreements was $(8) million and $(31) million, respectively, and $22 million and $(9) million during the nine months ended September 30, 2020 and 2019, respectively. This includes revenue recognized from revisions to cost or billing estimates that may affect a contract’s total estimated profitability resulting in an adjustment of earnings.
NOTE 7. PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract liabilities include progress collections, which reflects billings in excess of revenue, and deferred income on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements. Contract liabilities are comprised of the following:

	September 30, 2020	December 31, 2019
Progress collections	$3,503	$2,760
Deferred income	120	110
Progress collections and deferred income (contract liabilities)	$3,623	$2,870
Revenue recognized during the three months ended September 30, 2020 and 2019 that was included in the contract liabilities at the beginning of the period was $501 million and $156 million, respectively, and $1,314 million and $1,004 million during the nine months ended September 30, 2020 and 2019, respectively.

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 12

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 8. LEASES
Our leasing activities primarily consist of operating leases for administrative offices, manufacturing facilities, research centers, service centers, sales offices and certain equipment.

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Lease Expense	2020	2019	2020	2019
Long-term fixed lease	$71	$61	$213	$169
Long-term variable lease	3	13	23	37
Short-term lease (1)	102	202	382	544
Total operating lease expense	$176	$276	$618	$750
(1)Leases with a term of one year or less, including leases with a term of one month or less
Cash flows used in operating activities for operating leases approximates our expense for the three and nine months ended September 30, 2020 and 2019. The weighted-average remaining lease term as of September 30, 2020 and 2019 was approximately eight years and eight years, respectively, for our operating leases. The weighted-average discount rate used to determine the operating lease liability as of September 30, 2020 and 2019 was 4.3% for both periods.
NOTE 9. BORROWINGS
Short-term and long-term borrowings are comprised of the following:

	September 30, 2020	December 31, 2019
Short-term borrowings
Commercial paper	$772	$—
Short-term borrowings from GE	111	273
Other borrowings	52	48
Total short-term borrowings	935	321

Long-term borrowings
2.773% Senior Notes due December 2022	1,247	1,246
8.55% Debentures due June 2024	124	127
3.337% Senior Notes due December 2027	1,344	1,343
6.875% Notes due January 2029	285	289
3.138% Senior Notes due November 2029	522	522
4.486% Senior Notes due May 2030	497	—
5.125% Senior Notes due September 2040	1,298	1,301
4.08% Senior Notes due December 2047	1,337	1,337
Other long-term borrowings	100	136
Total long-term borrowings	6,754	6,301
Total borrowings	$7,689	$6,622
On May 1, 2020, BHH LLC issued $500 million aggregate principal amount of 4.486% Senior Notes due May 1, 2030. We will pay interest on the notes each May 1 and November 1, beginning on November 1, 2020. These Senior Notes are presented net of issuance costs of $4 million in our condensed consolidated statements of financial position.

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 13

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
We have a commercial paper program under which we may issue from time to time commercial paper with maturities of no more than 397 days. During the second quarter of 2020, we increased our commercial paper program from $3 billion to approximately $3.8 billion.
Baker Hughes Co-Obligor, Inc. is a co-obligor, jointly and severally with BHH LLC on our long-term debt securities.  This co-obligor is a 100%-owned finance subsidiary of BHH LLC that was incorporated for the sole purpose of serving as a corporate co-obligor of long-term debt securities and has no assets or operations other than those related to its sole purpose. As of September 30, 2020, Baker Hughes Co-Obligor, Inc. is a co-obligor of our long-term debt securities totaling $6,654 million.
Certain Senior Notes contain covenants that restrict our ability to take certain actions, including, but not limited to, the creation of certain liens securing debt, the entry into certain sale-leaseback transactions and engaging in certain merger, consolidation and asset sale transactions in excess of specified limits. At September 30, 2020, we were in compliance with all debt covenants.
The estimated fair value of total borrowings at September 30, 2020 and December 31, 2019 was $8,075 million and $6,847 million, respectively. For a majority of our borrowings the fair value was determined using quoted period-end market prices. Where market prices are not available, we estimate fair values based on valuation methodologies using current market interest rate data adjusted for our non-performance risk.
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
The components of net periodic cost of plans sponsored by us are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$7	$4	$21	$14
Interest cost	19	24	59	65
Expected return on plan assets	(31)	(33)	(93)	(88)
Amortization of net actuarial loss	9	5	25	14
Curtailment/settlement loss	3	—	3	7
Net periodic cost	$7	$—	$15	$12
The service cost component of the net periodic cost is included in operating income (loss) and all other components are included in non-operating loss in our condensed consolidated statements of income (loss).
NOTE 11. INCOME TAXES
For the three months ended September 30, 2020, income tax expense was $47 million. The difference between the U.S. statutory tax rate of 21% and the current effective tax rate is primarily related to losses with no tax benefit due to valuation allowances. We are a partnership for U.S. federal tax purposes, therefore, any tax effects associated with the U.S. are recognized by our members and not reflected in our tax expense.

For the nine months ended September 30, 2020, income tax expense was $110 million. The difference between the U.S. statutory tax rate of 21% and the current effective tax rate is primarily related to non-deductible goodwill impairment, the geographical mix of earnings and losses, and losses with no tax benefit due to valuation

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 14

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
allowances. We are a partnership for U.S. federal tax purposes, therefore, any tax effects associated with the U.S. are recognized by our members and not reflected in our tax expense.

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies. For the three and nine months ended September 30, 2020, there were no material tax impacts to our condensed consolidated financial statements as it relates to COVID-19 measures.
NOTE 12. MEMBERS' EQUITY
COMMON UNITS
The BHH LLC Agreement provides that initially there is one class of common units (Units), which are currently held directly or indirectly by Baker Hughes and GE (collectively the Members). If Baker Hughes issues a share of Class A common stock, including in connection with an equity incentive or similar plan, we will also issue a corresponding Unit to Baker Hughes or one of its direct subsidiaries. For the nine months ended September 30, 2020 and 2019, we issued 6,721 thousand and 3,531 thousand Units, respectively, to Baker Hughes or one of its direct subsidiaries in connection with the issuance of its Class A common stock. The Members are entitled through their Units to receive distributions on an equal amount of any dividend paid by Baker Hughes to its Class A shareholders. In July 2020, GE launched a program to divest of its ownership interest in us, at its discretion, in a series of transactions over approximately three years, subject to market conditions and other factors. As of September 30, 2020, GE owns approximately 33.8% of our Units and Baker Hughes owns approximately 66.2% of our Units.
The following table presents the changes in the number of Units outstanding (in thousands):

	Common Units Held by Baker Hughes		Common Units Held by GE
	2020	2019	2020	2019
Balance at January 1	650,065	513,399	377,428	521,543
Issue of units to Baker Hughes under equity incentive plan	6,721	3,531	—	—
Exchange of common units (1)	27,988	132,250	(27,988)	(132,250)
Repurchase of common units (2)	—	—	—	(11,865)
Balance at September 30	684,775	649,181	349,440	377,428
(1)In July 2020, GE exchanged 28 million shares of Class B common stock and paired Units for Class A common stock. In September 2019, Baker Hughes completed an underwritten secondary public offering in which GE and its affiliates sold 132.3 million of its shares of Class A common stock. The offering included the exchange of our Units (together with the corresponding shares of Class B common stock of Baker Hughes) for Class A common stock of Baker Hughes by GE and its affiliates per the Exchange Agreement.
(2)In September 2019, we also repurchased 11.9 million of our Units from GE and its affiliates for an aggregate of $250 million, or $21.07 per Unit, which is the same per Unit price, net of discounts and commissions paid by the underwriters to GE and its affiliates in the underwritten public offering. In connection with this repurchase, the corresponding shares of Class B common stock of Baker Hughes held by GE and its affiliates were canceled.
As a result of the exchange of Baker Hughes shares in the secondary offering and our Units repurchased in September 2019, GE's ownership of our Units was reduced during the third quarter of 2019 from approximately 50.3% to approximately 36.8%.

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 15

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL)
The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Investment Securities	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$2	$(2,274)	$10	$(327)	$(2,589)
Other comprehensive loss before reclassifications	(2)	(101)	(5)	(56)	(164)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(2)	35	33
Deferred taxes	—	—	1	(3)	(2)
Other comprehensive loss	(2)	(101)	(6)	(24)	(133)
Less: Other comprehensive loss attributable to noncontrolling interests	—	(3)	—	—	(3)
Less: Other adjustments	—	(1)	—	1	—
Balance at September 30, 2020	$—	$(2,371)	$4	$(352)	$(2,719)

	Investment Securities	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2018	$—	$(2,326)	$(3)	$(133)	$(2,462)
Other comprehensive income (loss) before reclassifications	—	(96)	2	(22)	(116)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	2	19	21
Deferred taxes	—	—	(1)	(3)	(4)
Other comprehensive income (loss)	—	(96)	3	(6)	(99)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	(1)	—	—	(1)
Less: Other adjustments	—	—	—	119	119
Balance at September 30, 2019	$—	$(2,421)	$—	$(258)	$(2,679)
The amounts reclassified from accumulated other comprehensive loss during the nine months ended September 30, 2020 and 2019 represent amortization of net actuarial gain (loss) which are included in the computation of net periodic pension cost (see "Note 10. Employee Benefit Plans" for additional details). These reclassifications are recorded across the various cost and expense line items within the condensed consolidated statements of income (loss).

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 16

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 13. FINANCIAL INSTRUMENTS
RECURRING FAIR VALUE MEASUREMENTS
Our assets and liabilities measured at fair value on a recurring basis consists of derivative instruments and investment securities.

	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets
Derivatives	$—	$109	$—	$109	$—	$58	$—	$58
Investment securities	2	1	98	101	24	—	259	283
Total assets	2	110	98	210	24	58	259	341

Liabilities
Derivatives	—	(63)	—	(63)	—	(27)	—	(27)
Total liabilities	$—	$(63)	$—	$(63)	$—	$(27)	$—	$(27)
There were no transfers between Level 1, 2 and 3 during the nine months ended September 30, 2020.
The following table provides a reconciliation of recurring Level 3 fair value measurements for investment securities:

	2020	2019
Balance at January 1	$259	$288
Purchases	10	7
Proceeds at maturity	(168)	(31)
Unrealized gains (losses) recognized in accumulated other comprehensive income (loss)	(3)	—
Balance at September 30	$98	$265
The most significant unobservable input used in the valuation of our Level 3 instruments is the discount rate. Discount rates are determined based on inputs that market participants would use when pricing investments, including credit and liquidity risk. An increase in the discount rate would result in a decrease in the fair value of our investment securities. There are no unrealized gains or losses recognized in the condensed consolidated statement of income (loss) on account of any Level 3 instrument still held at the reporting date. At September 30, 2020 and December 31, 2019, we held $26 million and $111 million, respectively, of these investment securities on behalf of GE.

	September 30, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities
Non-U.S. debt securities (1)	$99	$—	$—	$99	$257	$2	$—	$259
Equity securities (2)	2	—	—	2	24	—	—	24
Total	$101	$—	$—	$101	$281	$2	$—	$283
(1)All of our investment securities are classified as available for sale instruments. Non-U.S. debt securities mature within two years.

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 17

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
(2)Gains (losses) recorded to earnings related to these securities were nil for the three months ended September 30, 2020 and 2019, respectively, and $(12) million and $1 million for the nine months ended September 30, 2020 and 2019, respectively.
FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
Our financial instruments include cash, cash equivalents, current receivables, certain investments, accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of these financial instruments at September 30, 2020 and December 31, 2019 approximates their carrying value as reflected in our condensed consolidated financial statements. For further information on the fair value of our debt, see "Note 9. Borrowings."
DERIVATIVES AND HEDGING
We use derivatives to manage our risks and do not use derivatives for speculation. The table below summarizes the fair value of all derivatives, including hedging instruments and embedded derivatives.

	September 30, 2020		December 31, 2019
	Assets	(Liabilities)	Assets	(Liabilities)
Derivatives accounted for as hedges
Currency exchange contracts	$4	$—	$11	$—

Derivatives not accounted for as hedges
Currency exchange contracts and other	105	(63)	47	(27)
Total derivatives	$109	$(63)	$58	$(27)
Derivatives are classified in the captions "All other current assets," "All other assets," "All other current liabilities," and "All other liabilities" depending on their respective maturity date.
As of September 30, 2020 and December 31, 2019, $106 million and $52 million of derivative assets are recorded in "All other current assets" and $3 million and $6 million are recorded in "All other assets" of the condensed consolidated statements of financial position, respectively. As of September 30, 2020 and December 31, 2019, $61 million and $24 million of derivative liabilities are recorded in "All other current liabilities" and $2 million and $3 million are recorded in "All other liabilities" of the condensed consolidated statements of financial position, respectively.
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

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 18

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gain (loss) recognized in AOCI	$3	$1	$(5)	$2
Gain (loss) reclassified from AOCI to earnings	2	(1)	2	(2)
We expect to transfer $4 million to earnings as a gain in the next 12 months contemporaneously with the earnings effects of the related forecast transactions. At September 30, 2020 and December 31, 2019, the maximum term of derivative instruments that hedge forecast transactions was one year and one year, respectively.
Economic Hedges
These derivatives are not designated as hedges from an accounting standpoint (and therefore we do not apply hedge accounting to the relationship) but otherwise serve the same economic purpose as other hedging arrangements. Economic hedges are marked to fair value through earnings each period.
The following table summarizes the gains (losses) from derivatives not designated as hedges in the condensed consolidated statements of income (loss).

Derivatives not designated as hedging instruments	Condensed consolidated statement of income caption	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Currency exchange contracts (1)	Cost of goods sold	$5	$(8)	$(9)	$(13)
Currency exchange contracts	Selling, general and administrative	32	(7)	109	(11)
Commodity derivatives	Cost of goods sold	3	2	2	2
Other derivatives	Other non-operating loss, net	—	(1)	8	1
Total (2)		$40	$(14)	$110	$(21)
(1)Excludes losses of $14 million and gains of $1 million on embedded derivatives for the three months ended September 30, 2020 and 2019, respectively, and losses of $9 million and nil during the nine months ended September 30, 2020 and 2019, respectively, as embedded derivatives are not considered to be hedging instruments in our economic hedges.
(2)The effect on earnings of derivatives not designated as hedges is substantially offset by the change in fair value of the economically hedged items in the current and future periods.
NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is the number of units of the underlying (for example, the notional principal amount of the debt in an interest rate swap). A substantial majority of the outstanding notional amount of $6.7 billion and $5.7 billion at September 30, 2020 and December 31, 2019, respectively, is related to hedges of anticipated sales and purchases in foreign currency, commodity purchases, and contractual terms in contracts that are considered embedded derivatives and for intercompany borrowings in foreign currencies. We generally disclose derivative notional amounts on a gross basis to indicate the total counterparty risk. Where we have gross purchase and sale derivative contracts for a particular currency, we look to execute these contracts with the same counterparty to reduce our exposure. The notional amount of these derivative instruments do not generally represent amounts exchanged by us and the counterparties, and thus are not reflective of the cash requirements related to these derivative instruments or of any other possible exposure.

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 19

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
OTHER EQUITY INVESTMENTS

As of September 30, 2020 and December 31, 2019, the carrying amount of equity securities without readily determinable fair values was $637 million.
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

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 20

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment revenue	2020	2019	2020	2019
Oilfield Services	$2,308	$3,348	$7,858	$9,597
Oilfield Equipment	726	728	2,133	2,156
Turbomachinery & Process Solutions	1,513	1,197	3,759	3,904
Digital Solutions	503	609	1,460	1,833
Total	$5,049	$5,882	$15,210	$17,490
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment income (loss) before income taxes	2020	2019	2020	2019
Oilfield Services	$93	$274	$345	$683
Oilfield Equipment	19	14	(4)	40
Turbomachinery & Process Solutions	191	161	473	414
Digital Solutions	46	82	117	234
Total segment	349	531	931	1,370
Corporate	(115)	(109)	(353)	(314)
Inventory impairment (1)	(42)	—	(218)	—
Goodwill impairment	—	—	(14,717)	—
Restructuring, impairment and other	(209)	(71)	(1,637)	(183)
Separation related	(32)	(54)	(110)	(128)
Other non-operating loss, net	(149)	(14)	(367)	(124)
Interest expense, net	(66)	(59)	(195)	(174)
Total	$(264)	$224	$(16,666)	$446
(1)Charges for inventory impairments are predominantly reported in the "Cost of goods sold" caption of the condensed consolidated statements of income (loss).

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 21

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents total assets by segment:

Segment assets	September 30, 2020	December 31, 2019
Oilfield Services	$15,724	$30,317
Oilfield Equipment	3,687	7,645
Turbomachinery & Process Solutions	8,727	8,365
Digital Solutions	3,890	3,983
Total segment	32,028	50,310
Corporate and eliminations (1)	5,237	2,903
Total	$37,265	$53,213
(1) Corporate and eliminations in total segment assets includes adjustments of intercompany investments and receivables that are reflected within the total assets of the four reportable segments.
NOTE 15. RELATED PARTY TRANSACTIONS
Our most significant related party transactions are transactions that we have entered into with our members and their affiliates. GE and its affiliates have provided and continue to provide a variety of services to us. We also enter into certain transactions with Baker Hughes as provided in the BHH LLC Agreement. On September 16, 2019, GE's ownership in us was reduced from approximately 50.3% to approximately 36.8% (the Trigger Date). At September 30, 2020, GE's interest in us was 33.8% and Baker Hughes' interest in us was 66.2%.
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
RELATED PARTY TRANSACTIONS WITH GE
On July 3, 2017, we executed a promissory note with GE (which was amended and restated on July 31, 2019 in connection with the entry into the Omnibus Agreement referenced above) that represents certain cash that we are holding on GE's behalf due to the restricted nature of the cash. The restriction arises as the majority of the cash cannot be released, transferred or otherwise converted into a non-restricted market currency due to the lack of market liquidity, capital controls or similar monetary or exchange limitations by a government entity of the jurisdiction in which such cash is situated. There is no maturity date on the promissory note, but we remain obligated to repay GE, therefore, this obligation is reflected as short-term borrowings. As of September 30, 2020, of the $111 million due to GE, $85 million was held in the form of cash and $26 million was held in the form of investment securities. As of December 31, 2019, of the $273 million due to GE, $162 million was held in the form of cash and $111 million was held in the form of investment securities. A corresponding liability is reported in short-term debt in the condensed consolidated statements of financial position.
We sold products and services to GE and its affiliates for $46 million and $71 million during the three months ended September 30, 2020 and 2019, respectively, and $150 million and $260 million during the nine months ended September 30, 2020 and 2019, respectively. Purchases from GE and its affiliates were $384 million and $336 million during the three months ended September 30, 2020 and 2019, respectively, and $993 million and $1,215 million during the nine months ended September 30, 2020 and 2019, respectively.

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 22

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
The Company has $408 million and $536 million of accounts payable at September 30, 2020 and December 31, 2019, respectively, for goods and services provided by GE in the ordinary course of business. The Company has $526 million and $495 million of current receivables at September 30, 2020 and December 31, 2019, respectively, for goods and services provided to GE in the ordinary course of business. Additionally, the Company has $78 million and $75 million of current receivables at September 30, 2020 and December 31, 2019, respectively, from Baker Hughes.
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
On July 31, 2015, Rapid Completions LLC filed a lawsuit in federal court in the Eastern District of Texas against Baker Hughes Incorporated, Baker Hughes Oilfield Operations, Inc., and others claiming infringement of U.S. Patent Nos. 6,907,936; 7,134,505; 7,543,634; 7,861,774; and 8,657,009.  On August 6, 2015, Rapid Completions amended

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 23

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
its complaint to allege infringement of U.S. Patent No. 9,074,451.  On April 1, 2016, Rapid Completions removed U.S. Patent No. 6,907,936 from its claims in the lawsuit. On April 5, 2016, Rapid Completions filed a second lawsuit in federal court in the Eastern District of Texas against Baker Hughes Incorporated, Baker Hughes Oilfield Operations, Inc. and others claiming infringement of U.S. Patent No. 9,303,501. These patents relate primarily to certain specific downhole completions equipment. The plaintiff has requested a permanent injunction against further alleged infringement, damages in an unspecified amount, supplemental and enhanced damages, and additional relief such as attorney's fees and costs.  During August and September 2016, the United States Patent and Trademark Office (USPTO) agreed to institute an inter-partes review of U.S. Patent Nos 7,861,774; 7,134,505; 7,543,634; 6,907,936; 8,657,009; and 9,074,451. On August 29, 2017, the USPTO issued its final written decisions in the inter-partes reviews of U.S. Patent Nos. 8,657,009 and 9,074,451 finding that all claims of those patents were unpatentable. On August 31, 2017, the USPTO issued its final written decision in the inter-partes review of U.S. Patent 6,907,936 - the patent dropped from the lawsuit by the plaintiffs - finding that all claims of this patent were patentable. On October 27, 2017, Rapid Completions filed its notices of appeal of the USPTO’s final written decision in the inter-partes review of U.S. Patent Nos. 8,657,009 and 9,074,451. On September 26, 2018, the USPTO issued its final written decision in the inter-partes review of U.S. Patent No. 7,134,505 finding all of the challenged claims unpatentable.  On September 27, 2018, the USPTO issued its final written decision in the inter-partes review of U.S. Patent No. 7,543,634 finding all of the challenged claims unpatentable. On November 19, 2018, the U.S. Court of Appeals for the Federal Circuit affirmed the USPTO’s unpatentability findings with respect to U.S. Patent Nos. 8,657,009 and 9,074,451. On November 26, 2018, Rapid Completions filed notices of appeal of the USPTO’s final written decisions in the inter partes reviews of U.S. Patent No. 7,134,505, and 7,543,634. On May 2, 2019, the USPTO issued a final written decision in an IPR on U.S. Patent Number 9,303,501 finding all of its claims unpatentable, and Rapid Completions appealed that decision to the Federal Circuit on July 5, 2019. On November 13, 2019, the U.S. Court of Appeals for the Federal Circuit affirmed the USPTO’s unpatentability findings with respect to U.S. Patent No. 7,134,505, and 7,543,634.  On November 26, 2019, the USPTO issued a final written decision in the inter-partes review of U.S. Patent No. 7,861,774 finding all challenged claims unpatentable, and Rapid Completions did not timely appeal that decision. On January 21, 2020, the Federal Circuit affirmed the USPTO’s unpatentability finding as to all asserted claims of the U.S. Patent No. 9,303,501. The deadline for Rapid Completions to file a writ of certiorari petition to the U.S. Supreme Court on any of the USPTO's unpatentability findings has passed. On October 14, 2020, the federal court in the Eastern District of Texas dismissed the pending lawsuits.
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
On July 31, 2018, International Engineering & Construction S.A. (IEC) initiated arbitration proceedings in New York administered by the International Center for Dispute Resolution (ICDR) against the Company and its subsidiaries arising out of a series of sales and service contracts entered between IEC and the Company’s subsidiaries for the sale and installation of LNG plants and related power generation equipment in Nigeria (Contracts).  Prior to the filing of the IEC Arbitration, the Company’s subsidiaries made demands for payment due under the Contracts.  On August 15, 2018, the Company’s subsidiaries initiated a separate demand for ICDR arbitration against IEC for claims of additional costs and amounts due under the Contracts.  On October 10, 2018, IEC filed a Petition to Compel Arbitration in the United States District Court for the Southern District of New York against the Company seeking to compel non-signatory Baker Hughes entities to participate in the arbitration filed by IEC. The complaint is captioned International Engineering & Construction S.A. et al. v. Baker Hughes, a GE company LLC, et al. No. 18-cv-09241 (S.D.N.Y 2018); this action was dismissed by the Court on August 13, 2019.  In the arbitration, IEC alleges breach of contract and other claims against the Company and its subsidiaries and seeks recovery of alleged compensatory damages, in addition to reasonable attorneys' fees, expenses and arbitration costs. On March 15, 2019, IEC amended its request for arbitration to alleged damages of $591 million of lost profits plus unspecified additional costs based on alleged non-performance of the contracts in dispute. The arbitration hearing was held from December 9, 2019 to December 20, 2019. On March 3, 2020, IEC amended their damages claim to $700 million of alleged loss cash flow or, in the alternative, $244.9 million of lost profits and

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 24

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
various costs based on alleged non-performance of the contracts in dispute, and in addition $4.8 million of liquidated damages, $58.6 million in take-or-pay costs of feed gas, and unspecified additional costs of rectification and take-or-pay future obligations, plus unspecified interest and attorneys' fees. On May 3, 2020, the arbitration panel dismissed IEC's request for take-or-pay damages. On May 29, 2020, IEC quantified their claim for legal fees at $14.2 million and reduced their alternative claim from $244.9 million to approximately $235 million. The Company and its subsidiaries have contested IEC’s claims and are pursuing claims for compensation under the contracts. At this time, we are not able to predict the outcome of these claims.
On March 15, 2019 and March 18, 2019, the City of Riviera Beach Pension Fund and Richard Schippnick, respectively, filed in the Delaware Court of Chancery shareholder derivative lawsuits for and on Baker Hughes' behalf against GE, the then-current members of the Board of Directors of Baker Hughes and Baker Hughes as a nominal defendant, related to the decision to (i) terminate the contractual prohibition barring GE from selling any of Baker Hughes' shares before July 3, 2019; (ii) repurchase $1.5 billion in Baker Hughes' stock from GE; (iii) permit GE to sell approximately $2.5 billion in Baker Hughes' stock through a secondary offering; and (iv) enter into a series of other agreements and amendments that will govern the ongoing relationship between Baker Hughes and GE  (collectively, the “2018 Transactions”). The complaints in both lawsuits allege, among other things, that GE, as Baker Hughes' controlling stockholder, and the members of Baker Hughes' Board of Directors breached their fiduciary duties by entering into the 2018 Transactions.  The relief sought in the complaints includes a request for a declaration that the defendants breached their fiduciary duties, that GE was unjustly enriched, disgorgement of profits, an award of damages sustained by Baker Hughes, pre- and post-judgment interest, and attorneys’ fees and costs.  On March 21, 2019, the Chancery Court entered an order consolidating the Schippnick and City of Riviera Beach complaints under consolidated C.A. No. 2019-0201-AGB, styled in re Baker Hughes, a GE company derivative litigation. On May 10, 2019, Plaintiffs voluntarily dismissed their claims against the members of Baker Hughes' Conflicts Committee, and on May 15, 2019, Plaintiffs voluntarily dismissed their claims against former Baker Hughes director Martin Craighead. On June 7, 2019, the defendants and nominal defendant filed a motion to dismiss the lawsuit on the ground that the derivative plaintiffs failed to make a demand on Baker Hughes' Board of Directors to pursue the claims itself, and GE and Baker Hughes' Board of Directors filed a motion to dismiss the lawsuit on the ground that the complaint failed to state a claim on which relief can be granted. The Chancery Court denied the motions on October 8, 2019, except granted GE’s motion to dismiss the unjust enrichment claim against it. On October 31, 2019, Baker Hughes' Board of Directors designated a Special Litigation Committee and empowered it with full authority to investigate and evaluate the allegations and issues raised in the derivative litigation. The Special Litigation Committee filed a motion to stay the derivative litigation during its investigation. On December 3, 2019, the Chancery Court granted the motion and stayed the derivative litigation until June 1, 2020. On May 20, 2020, the Chancery Court granted an extension of the stay to October 1, 2020, and on September 29, 2020, the Court granted a further extension of the stay to October 15, 2020. On October 13, 2020, the Special Litigation Committee filed its report with the Court. At this time, we are not able to predict the outcome of these claims.
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
On August 13, 2019, Tri-State Joint Fund filed in the Delaware Court of Chancery, a shareholder class action lawsuit for and on the behalf of itself and all similarly situated public stockholders of Baker Hughes Incorporated (“BHI”) against the General Electric Company (GE), the former members of the Board of Directors of BHI, and certain former BHI Officers alleging breaches of fiduciary duty, aiding and abetting, and other claims in connection with the combination of BHI and the oil and gas business (GE O&G) of GE (the Transactions). On October 28, 2019, City of Providence filed in the Delaware Court of Chancery a shareholder class action lawsuit for and on behalf of itself and all similarly situated public shareholders of BHI against GE, the former members of the Board of Directors of BHI, and certain former BHI Officers alleging substantially the same claims in connection with the Transactions. The relief sought in these complaints include a request for a declaration that Defendants breached their fiduciary duties, an award of damages, pre- and post-judgment interest, and attorneys’ fees and costs. The lawsuits have been consolidated, and plaintiffs filed a consolidated class action complaint on December 17, 2019

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 25

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
against certain former BHI officers alleging breaches of fiduciary duty and against GE for aiding and abetting those breaches. The December 2019 complaint omitted the former members of the Board of Directors of BHI, except for Mr. Craighead who also served as President and CEO of BHI. Mr. Craighead and Ms. Ross, who served as Senior Vice President and Chief Financial Officer of BHI, remain named in the December 2019 complaint along with GE. The relief sought in the consolidated complaint includes a declaration that the former BHI officers breached their fiduciary duties and that GE aided and abetted those breaches, an award of damages, pre- and post-judgment interest, and attorneys’ fees and costs. At this time, we are not able to predict the outcome of these claims.
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
PRODUCT WARRANTIES
We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties are as follows:

	2020	2019
Balance at January 1	$220	$236
Provisions	6	6
Expenditures	(8)	(12)
Other	8	(8)
Balance at September 30	$226	$222
OTHER
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees. We also provide guarantees to GE Capital on behalf of some customers who have entered into financing arrangements with GE Capital. These off-balance sheet arrangements totaled approximately $4.1 billion at September 30, 2020. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our financial position, results of operations or cash flows.

We sometimes enter into consortium or similar arrangements for certain projects primarily in our Oilfield Equipment segment.  Under such arrangements, each party is responsible for performing a certain scope of work

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 26

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
NOTE 17. RESTRUCTURING, IMPAIRMENT AND OTHER
During the first quarter of 2020, in response to the impact on our business from the COVID-19 pandemic and the significant decline in oil and gas prices, we approved a plan of $1.8 billion (the 2020 Plan) primarily associated with rationalizing certain product lines and restructuring our business, which is designed to, among other things, right-size our operations for anticipated activity levels and market conditions. As a result, we recorded restructuring, impairment and other charges of $209 million and $1,637 million for the three and nine months ended September 30, 2020, respectively. Also included in the 2020 Plan are inventory impairments of $42 million and $218 million for the three and nine months ended September 30, 2020, respectively. See "Note 4. Inventories" for further discussion.
RESTRUCTURING AND IMPAIRMENT
The following table presents restructuring and impairment charges by the impacted segment, however, these charges are not included in the reported segment results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Oilfield Services	$144	$27	$453	$63
Oilfield Equipment	21	1	121	19
Turbomachinery & Process Solutions	7	10	27	39
Digital Solutions	18	—	52	12
Corporate	1	—	15	12
Total	$191	$38	$668	$145
Restructuring and impairment charges were primarily related to employee termination expenses from reducing our headcount in certain geographical locations, and product line rationalization, including plant closures and related expenses such as property, plant & equipment impairments and contract termination fees. Details of these charges are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Impairments of property, plant & equipment	$65	$6	$214	$22
Employee-related termination expenses	108	28	406	106
Contract termination fees	1	2	23	11
Other incremental costs	17	2	25	6
Total	$191	$38	$668	$145

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 27

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
OTHER
Other charges included in "Restructuring, impairment and other" of the condensed consolidated statements of income (loss) were $18 million and $33 million for the three months ended September 30, 2020 and 2019, respectively, and $969 million and $38 million for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, such charges consisted primarily of intangible asset impairments of $605 million driven by our decision to exit certain businesses primarily in our OFS segment, other long-lived asset impairments of $216 million ($124 million of intangible assets, $77 million of property, plant and equipment and $15 million of other assets) in our OFE segment, other charges of $73 million driven by certain litigation matters and impairment of an equity method investment primarily in corporate and the OFE segment, and charges of $61 million primarily related to corporate facility rationalization.
NOTE 18. BUSINESS DISPOSITION
On June 30, 2020, we completed the sale of our Rod Lift Systems (RLS) business. RLS was part of our OFS segment and provided rod lift products, technologies, services and solutions to the oil and gas industry. The sale resulted in a loss before income taxes of approximately $217 million and is reported in the "Other non-operating loss, net" caption of the condensed consolidated statements of income (loss).
NOTE 19. ASSETS AND LIABILITIES OF BUSINESS HELD FOR SALE
On September 3, 2020, we entered into an agreement to sell our Surface Pressure Control Flow (“SPC Flow”) business, a non-strategic product line in our Oilfield Equipment segment that provides surface wellhead and surface tree systems for the onshore market. As of September 30, 2020, the disposal group met the criteria to be classified as held for sale and is measured and reported at the lower of its' carrying amount or fair value less costs to sell, which resulted in a loss of $129 million to write-down the disposal group to fair value. The loss is reported in the "Other non-operating loss, net" caption of the condensed consolidated statements of income (loss).

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 28

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the condensed consolidated financial statements and the related notes included in Item 1 thereto.
EXECUTIVE SUMMARY
We are an energy technology company with a broad and diversified portfolio of technologies and services that span the energy and industrial value chain. We conduct business in more than 120 countries and employ approximately 58,000 employees. We operate through our four business segments: Oilfield Services (OFS), Oilfield Equipment (OFE), Turbomachinery & Process Solutions (TPS), and Digital Solutions (DS).
We sell products and services primarily in the global oil and gas markets, within the upstream, midstream and downstream segments. Throughout the first three quarters of 2020, the industry experienced multiple factors which drove expectations for global oil and gas related spending to be lower through 2020. First, the COVID-19 pandemic lowered global demand for hydrocarbons, as social distancing and travel restrictions were implemented across the world. Second, the lifting of Organization of the Petroleum Exporting Countries (OPEC+) supply curtailments in the first quarter of 2020, and the associated increase in production, drove the global excess supply of hydrocarbons higher. In the second quarter of 2020, OPEC+ reached a supply curtailment agreement of up to 10 million barrels per day, which drove expectations for future hydrocarbon supply lower. After significant turmoil during the first half of the year, oil markets have somewhat stabilized. However, demand recovery is beginning to level off and significant excess capacity remains, which could create volatility in the future. Lastly, global gross domestic product (GDP) growth was impacted by COVID-19 during the first three quarters of 2020, and we expect GDP to decline globally for the total year 2020.

Since the COVID-19 pandemic began, the health and safety of our employees has continued to be a top priority. We are taking critical steps as a company to reduce the risk of exposure, as well as mitigate the impacts of this pandemic to our employees, contractors and partners. We have adopted remote working where possible. Where on-site operations are required, masks are mandatory and our employees have adopted social distancing. We have worked with our employees to implement other site-specific precautionary measures to reduce the risk of exposure. We are collaborating closely with our customers, suppliers, and vendors to minimize operational disruption. In addition, we have restricted non-essential business travel and have encouraged our employees, customers and partners to collaborate virtually.
Our goal through this downturn is to remain disciplined in allocating capital, focus on liquidity and cash preservation, and to preserve our investment grade rating while also maintaining our current distribution to Members.
We are taking the necessary actions to right-size the business for expected activity levels. During the first quarter of 2020, we approved a plan for restructuring and other actions totaling $1.8 billion, $1.5 billion of which was recorded in the first quarter of 2020, $0.1 billion in the second quarter of 2020, and $0.2 billion in the third quarter of 2020. These charges are primarily related to the costs for reductions in work force, product line exits in certain geographies, and the write down of inventory and intangible assets. These actions are taking place across the business and our corporate functions as we align our workforce with expected activity levels. We expect cash expenditures from the restructuring plan to total approximately $500 million, and for the cash payback to be less than one year.
In addition, during the first quarter of 2020, Baker Hughes' market capitalization declined significantly driven by the current macroeconomic and geopolitical conditions including the decrease in demand caused by the COVID-19 pandemic and collapse of oil prices. Based on these events, we concluded that a triggering event occurred, and we performed an interim quantitative impairment test as of March 31, 2020. Based upon the results of the impairment test, we recognized a goodwill impairment charge of $14,717 million during the first quarter of 2020. There were no further goodwill impairments in the second and third quarters of 2020.
In the third quarter of 2020, we generated revenue of $5,049 million compared to $5,882 million in the third quarter of 2019. The decline in revenue was primarily driven by volume declines in OFS and to a lesser extent DS,

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 29

partially offset by volume increases in TPS. The persistent weakness in oil prices continues to create a challenging environment for the OFS segment. Loss before income taxes was $264 million for the third quarter of 2020, which included the write-down of assets held for sale of $129 million, restructuring, impairment and other charges of $209 million, and inventory impairments of $42 million. In the third quarter of 2019, income before income taxes was $224 million, which included restructuring and impairment charges of $71 million.
OUTLOOK
Our business is exposed to a number of macro factors, which influence our outlook and expectations given the volatile conditions in the industry. After significant volatility during the first half of the year, oil markets somewhat stabilized in the third quarter. However, demand recovery is beginning to level off and significant excess capacity remains, which could create volatility in the future. In addition, we expect the risk of a reinstatement of COVID-19 related restrictions or lockdowns to remain high, which creates uncertainty in the global economic outlook and impact on oil and gas markets.
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
We have other segments in our portfolio that are more correlated with various industrial metrics, including GDP, such as our Digital Solutions segment. As a result of the economic impact caused by COVID-19, we expect global GDP to contract in 2020. Overall, we believe our portfolio is well positioned to compete across the energy value chain and deliver comprehensive solutions for our customers. We remain optimistic about the long-term economics of the industry, but we are continuing to operate with flexibility given our expectations for volatility and changing activity levels in the near term.
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
BUSINESS ENVIRONMENT
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position as of and for the three and nine months ended September 30, 2020, and should be read in conjunction with the condensed consolidated financial statements and related notes of the Company.
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

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 30

government regulations and most importantly, their expectations for oil and natural gas prices as a key driver of their cash flows.
Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Brent oil price ($/Bbl) (1)	$42.91	$61.95	$41.15	$64.65
WTI oil price ($/Bbl) (2)	40.89	56.34	38.04	57.04
Natural gas price ($/mmBtu) (3)	2.00	2.38	1.87	2.62
(1)Energy Information Administration (EIA) Europe Brent Spot Price per Barrel
(2)EIA Cushing, OK WTI (West Texas Intermediate) spot price
(3)EIA Henry Hub Natural Gas Spot Price per million British Thermal Unit
Outside North America, customer spending is most heavily influenced by Brent oil prices, which decreased from the same quarter last year, ranging from a low of $38.53/Bbl in September 2020 to a high of $46.01/Bbl in August 2020. For the nine months ended September 30, 2020, Brent oil prices averaged $41.15/Bbl, which represented a decrease of $23.50/Bbl from the same period last year.
In North America, customer spending is highly driven by WTI oil prices, which decreased from the same quarter last year. Overall, WTI oil prices ranged from a low of $36.87/Bbl in September 2020 to a high of $43.21/Bbl in August 2020. For the nine months ended September 30, 2020, WTI oil prices averaged $38.04/Bbl, which represented a decrease of $19.00/Bbl from the same period last year.
In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, averaged $2.00/mmBtu in the third quarter of 2020, representing a 16% decrease from the same quarter in the prior year. Throughout the quarter, Henry Hub Natural Gas Spot Prices ranged from a low of $1.33/mmBtu in September 2020 to a high of $2.57/mmBtu in August 2020.
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

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 31

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
The rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
North America	301	1,052	(71)%	566	1,117	(49)%
International	729	1,144	(36)%	877	1,094	(20)%
Worldwide	1,030	2,196	(53)%	1,443	2,211	(35)%
Overall rig count was 1,030 for the third quarter of 2020, a decrease of 53% as compared to the same period last year due primarily to declines in North America. The North America rig count decreased 71% and internationally the rig count decreased 36% compared to the same period last year.
Within North America, the decrease was primarily driven by the U.S. rig count, which was down 72% on average when compared to the same period last year, and a decrease in the Canada rig count, which was down 64% on average when compared to the same period last year. Internationally, the rig count decrease was driven by decreases in the Latin America and Africa regions of 61% and 50%, respectively.
Overall rig count was 1,443 for the nine months ended September 30, 2020, a decrease of 35% as compared to the same period last year due primarily to declines in North America. Within North America, the decrease was primarily driven by the land rig count, which was down 50%, and a decrease in the offshore rig count of 29%. Internationally, the rig count decline was driven by decreases in the Latin America and Africa regions of 42% and 31%, respectively.
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

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 32

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
Orders and Remaining Performance Obligations
Orders: For the nine months ended September 30, 2020, we recognized orders of $15.5 billion, a decrease of $4.5 billion, or 22%, from the nine months ended September 30, 2019. For the three months ended September 30, 2020, we recognized orders of $5.1 billion, a decrease of $2.7 billion, or 34%, from the three months ended September 30, 2019. Service orders were down 28% and equipment orders were down 40%. The decline in orders was driven by a decline across all segments.
Remaining Performance Obligations (RPO): As of September 30, 2020, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $23.0 billion.
Revenue and Segment Operating Income (Loss) Before Tax
Revenue and segment operating income (loss) for each of our four operating segments is provided below.

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2020	2019		2020	2019
Revenue:
Oilfield Services	$2,308	$3,348	$(1,040)	$7,858	$9,597	$(1,739)
Oilfield Equipment	726	728	(2)	2,133	2,156	(23)
Turbomachinery & Process Solutions	1,513	1,197	316	3,759	3,904	(145)
Digital Solutions	503	609	(106)	1,460	1,833	(373)
Total	$5,049	$5,882	$(833)	$15,210	$17,490	$(2,280)

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 33

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2020	2019		2020	2019
Segment operating income (loss):
Oilfield Services	$93	$274	$(181)	$345	$683	$(338)
Oilfield Equipment	19	14	5	(4)	40	(44)
Turbomachinery & Process Solutions	191	161	30	473	414	59
Digital Solutions	46	82	(36)	117	234	(117)
Total segment operating income	349	531	(182)	931	1,370	(439)
Corporate	(115)	(109)	(6)	(353)	(314)	(39)
Inventory impairment	(42)	—	(42)	(218)	—	(218)
Goodwill impairment	—	—	—	(14,717)	—	(14,717)
Restructuring, impairment and other	(209)	(71)	(138)	(1,637)	(183)	(1,454)
Separation related	(32)	(54)	22	(110)	(128)	18
Operating income (loss)	(49)	297	(346)	(16,104)	744	(16,848)
Other non-operating loss, net	(149)	(14)	(135)	(367)	(124)	(243)
Interest expense, net	(66)	(59)	(7)	(195)	(174)	(21)
Income (loss) before income taxes	(264)	224	(488)	(16,666)	446	(17,112)
Provision for income taxes	(47)	(107)	60	(110)	(269)	159
Net income (loss)	$(311)	$117	$(428)	$(16,776)	$177	$(16,953)
Segment Revenues and Segment Operating Income (Loss)
Third Quarter of 2020 Compared to the Third Quarter of 2019
Revenue decreased $833 million, or 14%, primarily driven by lower volume in OFS and DS. OFS decreased $1,040 million, DS decreased $106 million, and OFE decreased $2 million, partially offset by TPS which increased $316 million.
Total segment operating income decreased $182 million. The decline was driven by OFS which decreased $181 million and DS which decreased $36 million, partially offset by OFE which increased $5 million and TPS which increased $30 million.
Oilfield Services
OFS revenue decreased $1,040 million, or 31%, in the third quarter of 2020 compared to the third quarter of 2019, primarily as a result of decreased activity in North America, as evidenced by a decline in the North America rig count, and to a lesser extent from decreased international activity. North America revenue was $559 million in the third quarter of 2020, a decrease of $619 million from the third quarter of 2019. International revenue was $1,749 million in the third quarter of 2020, a decrease of $421 million from the third quarter of 2019, partially related to COVID-19 disruptions in the Middle East and Latin America regions.
OFS segment operating income was $93 million in the third quarter of 2020 compared to $274 million in the third quarter of 2019, primarily driven by lower volume and unfavorable business mix.
Oilfield Equipment

OFE revenue decreased $2 million in the third quarter of 2020 compared to the third quarter of 2019. The decrease was driven by lower volume in the subsea services, surface pressure control and subsea drilling systems product lines, offset by higher volume in subsea production systems and flexible pipe.
OFE segment operating income was $19 million in the third quarter of 2020 compared to segment operating income of $14 million in the third quarter of 2019. The increase in income was driven primarily by increased cost productivity as we focus on cost-out efforts.

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 34

Turbomachinery & Process Solutions
TPS revenue of $1,513 million increased $316 million, or 26%, in the third quarter of 2020 compared to the third quarter of 2019. The increase was driven by higher equipment volume. Equipment revenue in the quarter represented 46%, and service revenue represented 54% of total segment revenue. Equipment revenue was up 78% year-over-year, and service revenue was up 1% compared to the prior year.
TPS segment operating income was $191 million in the third quarter of 2020 compared to $161 million in the third quarter of 2019. The increase in income was driven primarily by higher volume and increased cost productivity, partially offset by unfavorable business mix.
Digital Solutions
DS revenue decreased $106 million, or 17%, in the third quarter of 2020 compared to the third quarter of 2019, driven by lower economic activity caused by the COVID-19 pandemic. Most product lines experienced volume declines.
DS segment operating income was $46 million in the third quarter of 2020 compared to $82 million in the third quarter of 2019. The decrease in profitability was primarily driven by lower volume and negative cost productivity, partially offset by favorable business mix.
Restructuring, Impairment and Other
In the third quarter of 2020, we recognized $209 million of restructuring, impairment and other items, compared to $71 million in the third quarter of 2019. The charges in the third quarter of 2020 primarily relate to the continuation of activities from our first quarter 2020 restructuring plan, which include actions to right-size our operations for anticipated activity levels and market conditions.
Separation Related Costs
For the third quarter of 2020, we incurred separation related costs of $32 million, a decrease of $22 million from the third quarter of 2019. Costs in the third quarter of 2020 relate to the ongoing activities for the separation from GE.
Other Non-Operating Loss, Net

For the third quarter of 2020, we incurred $149 million of other net non-operating losses. Included in this amount was a loss of $129 million related to the write-down of assets held for sale.

Interest Expense, Net
For the third quarter of 2020, we incurred interest expense, net of interest income, of $66 million, which increased $7 million in comparison to the third quarter of 2019, primarily driven by lower interest income.
Income Taxes
For the third quarter of 2020, income tax expense was $47 million. The difference between the U.S. statutory tax rate of 21% and the current effective tax rate is primarily related to losses with no tax benefit due to valuation allowances. We are a partnership for U.S. federal tax purposes, therefore, any tax effects associated with the U.S. are recognized by our members and not reflected in our tax expense.

In response to the COVID-19 pandemic, the U.S. Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted on March 27, 2020 in the U.S. and includes measures to assist companies. For the three months ended September 30, 2020, there were no material tax impacts to our condensed consolidated financial statements as it relates to COVID-19 measures.

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 35

The First Nine Months of 2020 Compared to the First Nine Months of 2019
Revenue decreased $2,280 million, or 13%, driven by lower activity across all segments. OFS decreased $1,739 million, TPS decreased $145 million, DS decreased $373 million and OFE decreased $23 million.
Total segment operating income decreased $439 million. The decrease was driven by OFS, which decreased $338 million, DS which decreased $117 million, and OFE which decreased $44 million, partially offset by TPS which increased $59 million.
Oilfield Services
OFS revenue decreased $1,739 million, or 18%, in the first nine months of 2020 compared to the first nine months of 2019, as a result of decreased activity in North America, as evidenced by a decline in the North America rig count, and to a lesser extent from decreased international activity. North America revenue was $2,181 million in the first nine months of 2020, a decrease of $1,371 million from the first nine months of 2019. International revenue was $5,677 million in the first nine months of 2020, a decrease of $368 million from the first nine months of 2019, partially related to COVID-19 disruptions in the Middle East and Latin America regions.
OFS segment operating income was $345 million in the first nine months of 2020 compared to $683 million in the first nine months of 2019. The decrease was primarily driven by lower volume, unfavorable business mix, and decreased cost productivity.
Oilfield Equipment
OFE revenue decreased $23 million, or 1%, in the first nine months of 2020 compared to the first nine months of 2019. The decrease was driven by lower volume in the surface pressure control and services businesses, partially due to mobility-related delays from the COVID-19 pandemic in the first half of 2020. These decreases were partially offset by higher volume in the subsea production systems, subsea drilling systems, and flexible pipe businesses.
OFE segment operating loss was $4 million in the first nine months of 2020 compared to segment operating income of $40 million in the first nine months of 2019. The decrease in income was driven primarily by lower volume, decreased cost productivity and unfavorable business mix.
Turbomachinery & Process Solutions
TPS revenue of $3,759 million decreased $145 million, or 4%, in the first nine months of 2020 compared to the first nine months of 2019. The decrease was driven by lower services volume, primarily related to supply chain delays and mobility restrictions due to the COVID-19 pandemic, as well as a business disposition that occurred in July 2019. Equipment revenue in the first nine months of 2020 represented 39%, and service revenue represented 61% of total segment revenue. Equipment revenue was up 9% year-over-year, and service revenue was down 10% year-over-year.
TPS segment operating income was $473 million in the first nine months of 2020 compared to $414 million in the first nine months of 2019. The increase in profitability was driven primarily by higher cost productivity, partially offset by lower volume.
Digital Solutions
DS revenue decreased $373 million, or 20%, in the first nine months of 2020 compared to the first nine months of 2019, driven by volume declines across most of the DS segments, largely driven by COVID-19 related supply chain delays and customer related disruptions.
DS segment operating income was $117 million in the first nine months of 2020 compared to $234 million in the first nine months of 2019. The decrease in profitability was primarily driven by lower volume and decreased cost productivity, partially offset by favorable business mix.

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 36

Goodwill Impairment
During the first quarter of 2020, Baker Hughes' market capitalization declined significantly driven by current macroeconomic and geopolitical conditions including the decrease in demand caused by the COVID-19 pandemic and collapse of oil prices driven by both surplus production and supply. Based on these events, we concluded that a triggering event occurred and we performed an interim quantitative impairment test as of March 31, 2020. Based upon the results of the impairment test, we recognized a goodwill impairment charge of $14,717 million during the first quarter of 2020. There have been no goodwill impairments in the second and third quarters of 2020.
Restructuring, Impairment and Other
For the first nine months of 2020, we recognized $1,637 million of restructuring, impairment and other charges, an increase of $1,454 million from the first nine months of 2019. These charges primarily relate to product line rationalization and headcount reductions in certain geographical locations to align our workforce with expected activity levels and market conditions.
Separation Related Costs
For the first nine months of 2020, we incurred separation related costs of $110 million, a decrease of $18 million from the first nine months of 2019. Costs in the first nine months of 2020 relate to ongoing activities for the separation from GE.
Other Non-Operating Loss, Net
For the first nine months of 2020, we incurred $367 million of other net non-operating losses. Included in this amount was a loss of approximately $217 million related to the sale of our RLS business in the second quarter of 2020, and a loss of $129 million related to the write-down of assets held for sale in the third quarter of 2020.
Interest Expense, Net
For the first nine months of 2020, we incurred interest expense, net of interest income, of $195 million, an increase of $21 million from the first nine months of 2019, primarily driven by lower interest income.
Income Taxes
For the first nine months of 2020, income tax expense was $110 million. The difference between the U.S. statutory tax rate of 21% and the current effective tax rate is primarily related to non-deductible goodwill impairment, the geographical mix of earnings and losses, and losses with no tax benefit due to valuation allowances. We are a partnership for U.S. federal tax purposes, therefore, any tax effects associated with the U.S. are recognized by our members and not reflected in our tax expense.

In response to the COVID-19 pandemic, the CARES Act was enacted on March 27, 2020 in the U.S., and includes measures to assist companies. For the nine months ended September 30, 2020, there were no material tax impacts to our condensed consolidated financial statements as it relates to COVID-19 measures.
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility in order to fund the requirements of our business. Despite the challenging dynamics during the quarter, we continue to maintain solid financial strength and liquidity. At September 30, 2020, we had cash and cash equivalents of $4.1 billion compared to $3.2 billion at December 31, 2019. Our liquidity is further supported by a revolving credit facility of $3 billion, and access to both commercial paper and uncommitted lines of credit. At September 30, 2020, we had no borrowings outstanding under the revolving credit facility or our uncommitted lines of credit, and had £600 million (approximately $772 million) commercial paper outstanding. Our next debt maturity is December 2022.
Cash and cash equivalents includes $85 million and $162 million of cash held on behalf of GE at September 30, 2020 and December 31, 2019, respectively. Excluding cash held on behalf of GE, our U.S. subsidiaries held

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 37

approximately $1.1 billion and $0.4 billion while our foreign subsidiaries held approximately $2.9 billion and $2.7 billion of our cash and cash equivalents as of September 30, 2020 and December 31, 2019, respectively. A substantial portion of the cash held by foreign subsidiaries at September 30, 2020 has been reinvested in active non-U.S. business operations. If we decide at a later date to repatriate those funds to the U.S., they will generally be free of U.S. federal tax but may incur other taxes such as withholding or state taxes.
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
Certain Senior Notes contain covenants that restrict our ability to take certain actions. See Note 9. "Borrowings" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report for further details. At September 30, 2020, we were in compliance with all debt covenants.
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
During the nine months ended September 30, 2020, we dispersed cash to fund a variety of activities including certain working capital needs, restructuring and GE separation related costs, capital expenditures, and the payment of distributions to noncontrolling interests. We believe that cash on hand, cash flows generated from operating and financing activities, and the available credit facility will provide sufficient liquidity to manage our global cash needs.
Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the nine months ended September 30:

(In millions)	2020	2019
Operating activities	$924	$815
Investing activities	(551)	(659)
Financing activities	494	(1,000)
Operating Activities
Our largest source of operating cash is payments from customers, of which the largest component is collecting cash related to sales of products and services including advance payments or progress collections for work to be performed. The primary use of operating cash is to pay our suppliers, employees, tax authorities and others for a wide range of material and services.
Cash flows from operating activities generated cash of $924 million and $815 million for the nine months ended September 30, 2020 and 2019, respectively.

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 38

For the nine months ended September 30, 2020, cash generated from operating activities were primarily driven by net losses adjusted for certain noncash items (depreciation, amortization, impairments, loss on sale of business and write-down of assets held for sale) and working capital, which includes contract and other deferred assets. Net working capital cash generation was $252 million for the nine months ended September 30, 2020, mainly due to positive customer progress collections, partially offset by higher inventory to deliver the volume for TPS equipment contracts. Accounts payable, net of receivables, used working capital as a result of lower volume. Restructuring and GE separation related payments were $480 million for the nine months ended September 30, 2020.
For the nine months ended September 30, 2019, operating cash generation was primarily driven by net income adjusted for certain noncash items (depreciation and amortization), partially offset by the use of working capital, and cash payments for restructuring and separation related costs. Net working capital used cash of $9 million in the nine months ended September 30, 2019, mainly due to higher trade receivables and inventory to support expected volume growth. We also had restructuring and GE separation related payments of approximately $222 million for the nine months ended September 30, 2019.
Investing Activities
Cash flows from investing activities used cash of $551 million and $659 million for the nine months ended September 30, 2020 and 2019, respectively.
Our principal recurring investing activity is the funding of capital expenditures including property, plant and equipment and software, to support and generate revenue from operations. Expenditures for capital assets were $801 million and $873 million for the nine months ended September 30, 2020 and 2019, respectively. Proceeds from the sale of property, plant and equipment were $141 million and $201 million for the nine months ended September 30, 2020 and 2019, respectively.
Financing Activities
Cash flows from financing activities generated cash of $494 million and used cash of $1,000 million for the nine months ended September 30, 2020 and 2019, respectively.
We had net repayments of debt and other borrowings of $170 million and $227 million for the nine months ended September 30, 2020 and 2019, respectively.
We had proceeds from the issuance of commercial paper of £600 million ($737 million at date of issuance) for the nine months ended September 30, 2020. In addition, we had proceeds from the issuance of $500 million aggregate principal amount of 4.486% Senior Notes due May 1, 2030. We will pay interest on the notes each May 1 and November 1, beginning on November 1, 2020.
We made distributions to our Members of $558 million and $560 million during the nine months ended September 30, 2020 and 2019, respectively.
During the nine months ended September 30, 2019, we used cash of $250 million to repurchase some of our common units.
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
Our capital expenditures can be adjusted and managed by us to match market demand and activity levels. Based on current market conditions, the Company has updated its plan for 2020 net capital expenditures, which are now expected to be down over 20% compared to 2019 net capital expenditures. The expenditures are expected to be used primarily for normal, recurring items necessary to support our business. Also due to market conditions, and

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 39

various COVID-19 related rule changes enacted globally, we currently anticipate making income tax payments in the range of $400 million to $500 million in 2020.
Other Factors Affecting Liquidity
Registration Statements: In November 2018, Baker Hughes filed a universal shelf registration statement on Form S-3ASR (Automatic Shelf Registration) with the SEC to have the ability to sell various types of securities including debt securities, Class A common stock, preferred stock, guarantees of debt securities, purchase contracts and units. The specific terms of any securities to be sold would be described in supplemental filings with the SEC. The registration statement will expire in November 2021.
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
Customer receivables: In line with industry practice, we may bill our customers for services provided in arrears dependent upon contractual terms. In a challenging economic environment, we may experience delays in the payment of our invoices due to customers' lower cash flow from operations or their more limited access to credit markets. While historically there have not been material non-payment events, we attempt to mitigate this risk through working with our customers to restructure their debts. A customer's failure or delay in payment could have a material adverse effect on our short-term liquidity and results from operations. As of September 30, 2020, 13% of our gross trade receivables were from customers in the United States. Other than the United States, no other country or single customer accounted for more than 10% of our gross trade receivables at this date. As of December 31, 2019, 19% of our gross trade receivables were from customers in the United States.
International operations: Our cash that is held outside the U.S. is 72% of the total cash balance as of September 30, 2020. We may not be able to use this cash quickly and efficiently due to exchange or cash controls that could make it challenging. As a result, our cash balance may not represent our ability to quickly and efficiently use this cash.
Supply chain finance programs: Under supply chain finance programs, administered by a third party, our suppliers are given the opportunity to sell receivables from us to participating financial institutions at their sole discretion at a rate that leverages our credit rating and thus might be more beneficial to our suppliers. Our responsibility is limited to making payment on the terms originally negotiated with our supplier, regardless of whether the supplier sells its receivable to a financial institution. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the program. These liabilities continue to be presented as accounts payable in our condensed consolidated statements of financial position and reflected as cash flow from operating activities when settled. We do not believe that changes in the availability of supply chain financing programs would have a material impact on our liquidity.
OTHER ITEMS
Brexit
The United Kingdom exited (Brexit) the European Union (EU) on January 31, 2020. As per the terms of the exit the UK has ceased to be an EU member but will continue to follow its rules and contribute to its budget for an 11 month transition period ending December 31, 2020. The purpose of the transition period is to give time for the UK and EU to negotiate their future relationship, including a trade deal. There remains significant uncertainty on the outcome of the negotiations and the terms of a future trade deal, if any.
Although our customer base is global with predominant exposure to the U.S. dollar, we have a manufacturing and service base in the UK with some euro procurement, thus we are exposed to fluctuations in value of the British pound versus the U.S. dollar, euro and other currencies. We have a hedging program which looks to accommodate this potential volatility.

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 40

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, (each a "forward-looking statement"). All statements, other than historical facts, including statements regarding the presentation of the Company's operations in future reports and any assumptions underlying any of the foregoing, are forward-looking statements. Forward-looking statements concern future circumstances and results and other statements that are not historical facts and are sometimes identified by the words "may," "will," "should," "potential," "intend," "expect," "would," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue," "target", "goal" or other similar words or expressions. Forward-looking statements are based upon current plans, estimates and expectations that are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. The inclusion of such statements should not be regarded as a representation that such plans, estimates or expectations will be achieved. Important factors that could cause actual results to differ materially from such plans, estimates or expectations include, among others, the risk factors identified in the "Risk Factors" section of Part II of Item 1A contained herein, the risk factors in the "Risk Factors" section of Part I of Item 1A of our 2019 Annual Report and those set forth from time-to-time in other filings by the Company with the SEC. These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval (EDGAR) system at http://www.sec.gov.
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
There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 41

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

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 42

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Baker Hughes Holdings LLC (Registrant)

Date:	October 23, 2020	By:	/s/ BRIAN WORRELL
Brian Worrell
Chief Financial Officer

Date:	October 23, 2020	By:	/s/ KURT CAMILLERI
Kurt Camilleri
Senior Vice President, Controller and Chief Accounting Officer

Baker Hughes Holdings LLC 2020 Third Quarter FORM 10-Q | 43