Form 10-K
period 2020-12-31
Baker Hughes Holdings LLC
filed 2021-02-25
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was [Not Applicable]
As of February 19, 2021, all of the common units of the registrant are held by affiliates of the registrant. None of the common units are publicly traded.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction 1(1)(a) and (b) of Form 10-K and is therefore filing this report with the reduced disclosure format.

Baker Hughes Holdings LLC

Baker Hughes Holdings LLC 2020 FORM 10-K | i

PART I
ITEM 1. BUSINESS
Baker Hughes Holdings LLC (BHH LLC, the Company, we, us, or our) is an energy technology company with a diversified portfolio of technologies and services that span the energy and industrial value chain. We conduct business in more than 120 countries. The Company was formed in July 2017 as the result of a combination of Baker Hughes Incorporated (BHI) and the oil and gas business (GE O&G) of General Electric Company (GE) (the Transactions), which resulted in GE owning approximately 62.5% economic interest in us and Baker Hughes Company (Baker Hughes) owning the remaining interest. As of December 31, 2020, GE's interest in us was 30.1% and Baker Hughes' interest in us was 69.9%.
OUR VISION
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
The oil and gas macroeconomic environment continues to be dynamic. We believe the world’s reliance on hydrocarbons will not disappear, and oil and gas will continue to play necessary roles in meeting global energy demand. At the same time, the transition to new energy sources is accelerating. We believe the industry is going through a transformation that requires a change in how we work. Irrespective of commodity prices, our customers are focused on reducing both capital and operating expenditures. Our customers expect new models and solutions to deliver sustainable productivity improvements and leverage economies of scale, with a lower carbon footprint. That is why our strategy is focused on improving our core competitiveness and delivering higher-productivity solutions today, while positioning for the energy transition. Our strategy is based on three key pillars:
•Transform the core: We are transforming our current business to improve margins and cash flow, which we are achieving through portfolio rationalization, cost improvements, and new business models.
•Invest for growth: We are driving organic and inorganic growth in high potential segments where we have a strong position, including industrial power and processes, industrial asset management, non-metallics, and chemicals.
•Positioning for new energy frontiers: We are making strategic investments to drive the decarbonization of energy and industry, including hydrogen, geothermal, carbon capture, utilization and storage, and energy storage.
We believe we have an important role to play in society as an industry leader and partner. We view environmental, social, and governance (ESG) as a key lever to transform the performance of our company and our industry. In January 2019, we made a commitment to reduce CO2 equivalent (eq.) emissions from our operations by 50% by 2030, achieving net-zero CO2 eq. emissions by 2050.  We are investing in our portfolio of advanced technologies to assist customers with reducing their carbon footprint.
Baker Hughes reported in its 2019 Corporate Social Responsibility report a 31% reduction in operating emissions since 2012 through a commitment to new technology and operational efficiencies. We will continue to employ a broad range of emissions reduction initiatives across manufacturing, supply chain, logistics, energy sourcing and generation. We have established a global additive manufacturing technology network with a mission to bring commercial-scale production closer to customers, reducing transportation impact and associated emissions.
We expect to benefit from the following:
•Scope and scale: We have global presence and a broad, diversified portfolio. Our products, services, and expertise serve the upstream, midstream/liquefied natural gas (LNG) and downstream sectors of the oil and gas industry, as well as broader chemical and industrial segments. We deliver through our four product companies (also referred to as operating segments): Oilfield Services; Oilfield Equipment; Turbomachinery

Baker Hughes Holdings LLC 2020 FORM 10-K | 1

& Process Solutions; and Digital Solutions as discussed below under "Products and Services," and each are among the top four providers in their respective segments.
•Technology: Our culture is built on a heritage of innovation and invention in research and development, with complementary capabilities. Technology remains a differentiator for us, and a key enabler to drive the efficiency and productivity gains our customers need. We also have a range of technologies that support our customers' efforts to reduce their carbon footprint. We remain committed to investing in our products and services to maintain our leadership position across our offerings, including $595 million research & development spend in 2020.
•Digital capabilities: We expect to benefit from the emerging demand for artificial intelligence (AI) based solutions as part of our customers’ digital transformation initiatives. Launched in 2019, our partnership with C3.ai is enabling us to deliver AI that is faster, easier, and more scalable to drive outcomes for our customers. We are delivering existing technology to oil and gas customers and collaborating on new AI applications specific for oil and gas outcomes. We are also deploying these applications internally to improve operational efficiencies, specifically for inventory optimization. We are also leveraging advanced manufacturing techniques to transform our supply chain and design new parts and components that ultimately will lower costs and operational carbon emissions.
•Energy transition solutions: We are positioned to support our customers' efforts to reduce their carbon footprint with a range of emissions-reduction products and services. This includes more efficient power generation and compression technology that reduces carbon emissions. In 2020, we acquired Compact Carbon Capture, a technology development company specializing in carbon capture solutions, to advance industrial decarbonization. We also have a range of inspection and sensor technology that can monitor and help reduce flaring and emissions.
PRODUCTS AND SERVICES
We are an energy technology company that has a diverse portfolio of equipment and service capabilities that span the energy and industrial value chain. Our four product companies, or operating segments, are organized based on the nature of our markets and customers and consist of similar products and services.
We sell to our customers through direct and indirect channels. Our primary sales channel is through our direct sales force, which has a strong regional focus with local teams close to the customer, who are able to draw support from centers of excellence in each of our major product lines. No single customer accounted for 10% or more of our revenue in the current year. Our products and services are sold in highly competitive markets and the competitive environment varies by product line. See discussion below by segment.
Oilfield Services
The Oilfield Services (OFS) segment designs and manufactures products and provides services for onshore and offshore oil & gas operations across the lifecycle of a well, including exploration, drilling, evaluation, completion, production, intervention, and abandonment.
OFS products and services include drill bits; drilling services, including directional drilling, measurement-while-drilling, and logging-while-drilling; drilling fluids; wireline services; completions, including tools, systems, and fluids; pressure pumping; well intervention; artificial lift systems; oilfield and industrial chemicals; and integrated well services. These offerings are enabled and enhanced by reservoir technical services and digital technologies that include modeling, remote capabilities, and automation.
OFS evaluation capabilities and drilling technologies provide greater understanding of the subsurface to enable smoother, faster drilling and precise wellbore placement, leading to improved recovery and project economics. With broad completions portfolio, drawing from a wide range of artificial lift technologies, production chemicals, and production optimization software, OFS can help maximize production while simultaneously lowering production costs. OFS also provides integrated well services to plan and execute projects ranging from well construction and production through well abandonment.

Baker Hughes Holdings LLC 2020 FORM 10-K | 2

OFS customers include the large integrated major and super-major oil and natural gas companies, U.S. and international independent oil and natural gas companies, and the national or state-owned oil companies as well as oilfield service companies.
OFS believes that its principal competitive factors in the industries and markets it serves are product and service quality, efficiency, reliability and availability, HSE standards, technical proficiency, and price. OFS products and services are sold in highly competitive markets, and revenue and earnings are affected by changes in commodity prices; fluctuations in levels of drilling, workover and completion activity in major markets; general economic conditions; foreign currency exchange fluctuations; and governmental regulations. While OFS may have contracts that include multiple well projects and that may extend over a period of time ranging from two to four years, its services and products are generally provided on a well-by-well basis. Most contracts cover pricing of the products and services but do not necessarily establish an obligation to use OFS products and services. OFS competitors include Schlumberger, Halliburton, and ChampionX.
Oilfield Equipment
The Oilfield Equipment (OFE) segment provides a broad portfolio of mission critical products and services utilized during drilling and over the life of a field. These products and services are required to facilitate the safe and reliable control and flow of hydrocarbons from the wellhead to the production facilities. The OFE portfolio has solutions for the subsea, offshore surface and onshore operating environments. OFE designs and manufactures subsea and surface drilling and production systems and provides a full range of services related to onshore and offshore drilling and production operations.
OFE products and services include subsea and surface drilling equipment, subsea production systems (SPS), flexible pipe systems for subsea flowlines, risers and onshore pipes, surface and subsea wellheads, surface pressure control solutions, subsea well intervention solutions and related service solutions. The OFE drilling product line offers blowout preventers, control systems, marine drilling risers, wellhead connectors, diverters, and related services for floaters, jack-ups, and land drilling rigs. OFE’s subsea portfolio includes subsea trees, control systems, manifolds, connection systems, wellheads, specialty connectors & pipes for all environments, installation and decommissioning solutions, and related services for Life of Field solutions and well intervention. OFE also provides advanced offshore flexible pipe products including risers, flowlines, fluid transfer lines and subsea jumpers, for floating production facilities across a range of operating environments. In addition, OFE offers a full range of onshore wellhead products, valves, actuators, related services, and also designs, manufactures and markets spoolable pipe systems including reinforced thermoplastic pipe (RTP) for exploration and production in the onshore upstream and midstream segments. OFE also offers a range of comprehensive, worldwide services for installation, technical support, well access through subsea intervention systems, operating resources and tools, offshore products and brownfield asset integrity solutions.
OFE customers are oil and gas operators, drilling contractors and engineering, procurement and construction (EPC) contractors seeking to undertake new subsea projects, mid-life upgrades and maintenance, well interventions and workover campaigns. OFE strives for a leadership position within the 20 Kpsi subsea drilling systems, large-bore gas fields, deepwater and ultra-deepwater oil and gas fields and fields with long tieback distances. Additionally, through Subsea Connect, OFE offers integrated solutions to our customers.
OFE believes that the principal competitive factors in the industries and markets it serves are product and service quality, reliability and on time delivery, health, safety and environmental standards, technical proficiency, availability of spare parts, and price. Its strong track record of innovation enables OFE to enter into long-term, performance-based service agreements with our customers. In the SPS product line, the primary competitors of OFE include Schlumberger, TechnipFMC, Aker Solutions ASA, and Dril-Quip Inc. In the offshore flexible pipe product line, main competitors include TechnipFMC and NOV. In the drilling product line, competitors include NOV and Schlumberger.

Baker Hughes Holdings LLC 2020 FORM 10-K | 3

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
TPS products and services include drivers, driven equipment, flow control, and turnkey solutions. Drivers are comprised of aero-derivative gas turbines, heavy-duty gas turbines, small- to medium-sized industrial gas turbines, steam turbines, and hot gas and turbo expanders. TPS’ driven equipment consists of generators, reciprocating, centrifugal, zero emission and subsea compressors. TPS’ flow portfolio includes pumps, valves, regulators, control systems, and other flow and process control technologies. As part of its turnkey solutions, TPS offers power generation and gas compression modules, waste heat/energy/pressure recovery, energy storage, modularized small and large liquefaction plants, carbon capture, and storage/use facilities. TPS also offers genuine spare parts, system upgrades, conversion solutions, digital advanced services and turnkey solutions to refurbish, rejuvenate and, improve the output from a single machine up to an entire plant.
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
TPS’ products enable customers to increase upstream oil and gas production, liquefy natural gas, compress gas for transport via pipelines, generate electricity, store gas and energy, refine oil and gas and produce petrochemicals, while minimizing both operational and environmental risks in the most extreme service conditions and enhancing overall efficiency. TPS products are also configurable for hydrogen and blended fuels. TPS’ customers are upstream, midstream and downstream, onshore and offshore, and small to large scale. Midstream and downstream customers include LNG plants, pipelines, storage facilities, refineries, and a wide range of industrial and EPC companies. As a supplier of turbomachinery equipment and solutions, TPS uses technology to help customers reduce their environmental impact by making their operations more efficient and enhancing their productivity, reducing emissions through flaring, venting and fuel combustion and introducing new technologies that improve their ability to reduce unwanted fugitive emissions.
TPS believes that the principal competitive factors in the industries and markets it serves are product range (or power range measured in megawatts) coverage, efficiency, product reliability and availability, service capabilities, references, emissions, and price. Our primary equipment competitors include Siemens Energy, Solar (a Caterpillar company), MAN Turbo, Mitsubishi Heavy Industries, and Elliot Ebara. In the valves and pumps product line, competitors include Emerson, Flowserve, Metso and Sulzer. Our aftermarket equipment product line competes with independent service providers such as Masaood John Brown, EthosEnergy, Sulzer, MTU, and Chromalloy.
Digital Solutions
The Digital Solutions segment combines sophisticated hardware technologies with enterprise-class software products and analytics to connect industrial assets, providing customers with the data, safety and security needed to reliably and efficiently improve operations.
DS products and services include condition monitoring, industrial controls, non-destructive technologies, measurement, sensing, and pipeline solutions. Condition monitoring technologies include the Bently Nevada® and System 1® brands, providing rack-based vibration monitoring equipment and sensors primarily for power generation and oil and gas operations. The DS Waygate Technologies product line includes non-destructive testing technology, software, and services, including industrial radiography, ultrasonic sensors, testing machines and gauges, NDT film, and remote visual inspection.

Baker Hughes Holdings LLC 2020 FORM 10-K | 4

The DS Process and Pipeline Services product line (PPS) provides pre-commissioning and maintenance services to improve throughput and asset integrity for process facilities and pipelines while achieving the highest returns possible. The PPS product line also provides inline inspection solutions to support pipeline integrity and includes nitrogen, bolting, torqueing and leak detection services, as well as the world’s largest fleet of air compressors to dry pipelines after hydrotesting. The DS Panametrics, Druck, and Reuter-Stokes product lines provide instrumentation and sensor-based technologies to better detect and analyze pressure, flow, gas, moisture, radiation, and related conditions. The DS Nexus Controls product line provides comprehensive, scalable industrial controls systems, safety systems (SIL), hardware, software cybersecurity solutions and services.
DS helps companies monitor and optimize industrial assets while mitigating risk and boosting safety, by providing performance management, and condition and asset health monitoring. It also provides customers the technical capabilities to drive enterprise wide digital transformation of business processes and to focus on better production outcomes along the entire oil & gas value chain and adjacent industries, using sensors, services and inspections to connect industrial assets to the Industrial Internet. The DS software business is built to handle data at an industrial scale, giving customers the power to innovate, and make faster, more confident decisions to maximize performance.
DS believes that the principal competitive factors in the industries and markets it serves are superior product technology, service, quality, and reliability. DS competes across a wide range of industries, including oil & gas, power generation, aerospace, and light and heavy industrials. The products and services are sold in a diversified, fragmented arena with a broad range of competitors. Although no single company competes directly with DS across all its product lines, various companies compete in one or more products. Competitors include Emerson, Honeywell Process Solutions, Olympus, Schneider Electric, and Siemens.
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
We strive to negotiate the terms of our customer contracts consistent with what we consider to be industry best practices. Our customers typically indemnify us for certain claims arising from: the injury or death of their employees and often their contractors; the loss of or damage to their facility and equipment, and often that of their contractors; pollution originating from their equipment or facility; and all liabilities related to the well and subsurface operations, including loss or damage to the well or reservoir, loss of well control, fire, explosion, or any uncontrolled flow of oil or gas. Conversely, we typically indemnify our customers for certain claims arising from: the injury or death of our employees and sometimes that of our subcontractors; the loss of or damage to our equipment; and pollution originating from our equipment above the surface of the earth while under our control. Where the above indemnities do not apply or are not consistent with industry best practices, we typically provide a capped indemnity for damages caused to the customer by our negligence, and include an overall limitation of liability clause. It is also our general practice to include a limitation of liability for consequential loss, including loss of profits and loss of revenue, in all customer contracts.
Our indemnity structure may not protect us in every case. Certain U.S. states have enacted oil and natural gas specific anti-indemnity statutes that can void the allocation of liability agreed to in a contract. State law, laws in countries outside the U.S., public policy, or the negotiated terms of a customer contract may also limit indemnity obligations in the event of the gross negligence or willful misconduct. We sometimes contract with customers that are not the end user of our products. It is our practice to seek to obtain an indemnity from our customer for any end-user claims, but this is not always possible. Similarly, government agencies and other third parties, including in some cases other contractors of our customers, may make claims in respect of which we are not indemnified and

Baker Hughes Holdings LLC 2020 FORM 10-K | 5

for which responsibility is assessed proportionate to fault. We have an established process to review any risk deviations from our standard contracting practices.
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
We recognized orders of $20.7 billion, $27.0 billion and $23.9 billion in 2020, 2019 and 2018, respectively. As of December 31, 2020, 2019 and 2018, the remaining performance obligations totaled $23.4 billion, $22.9 billion and $21.0 billion, respectively.
RESEARCH AND DEVELOPMENT
We engage in research and development activities directed primarily toward the development of new products, services, technology, and other solutions, as well as the improvement of existing products, services and the design of specialized products to meet specific customer needs. We continue to invest across all operating segments in products to enhance safety, develop capability, improve performance, and reduce costs aligned with our operational strategy. Through our Enterprise Technology Centers we also invest heavily in fundamental technologies such as materials, additive manufacturing, artificial intelligence/machine learning and other digital technologies such as computer vision, data science and edge computing.
In OFS, we invested in a range of formation evaluation capabilities as well as drilling, completions, and production hardware. In OFE, the recent focus has been to expand capability into deeper water, longer offsets and at higher pressures as well as modular designs that allow for simpler and more digitally integrated subsea systems. In TPS, we continue to invest in the energy transition with our latest generation of gas turbines for energy efficiency and reduced carbon footprint such as our LM9000TM and Nova LTTM products, as well as our process and safety valve business bringing new digital applications including analytics to our customers. DS continues to invest in advanced digital solutions designed to improve the efficiency, reliability, and safety of oil & gas, aerospace, energy, and broader industrial production and operations. This includes our new Orbit 60 Bently Nevada product for critical asset monitoring used extensively in turbine systems – wind, hydro, gas-turbines, etc.
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
In connection with the Master Agreement Framework, GE entered into an amended and restated IP cross-license agreement (the IP Cross-License Agreement) with BHH LLC. GE agreed to perpetually license to BHH LLC the right to use certain intellectual property owned or controlled by GE pursuant to the terms of the IP Cross-License Agreement. BHH LLC in return, also agreed to perpetually license to GE the right to use certain intellectual property rights owned or controlled by BHH LLC pursuant to the terms of the IP Cross-License

Baker Hughes Holdings LLC 2020 FORM 10-K | 6

Agreement. This IP Cross-License Agreement allows both parties to have continued and permanent rights to commercially utilize certain intellectual property of the other pursuant to the terms of the agreement.
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
SEASONALITY
Our operations can be affected by seasonal events, which can temporarily affect the delivery and performance of our products and services, and our customers' budgetary cycles. Examples of seasonal events that can impact our business are set forth below:
•Adverse weather conditions, such as hurricanes in the Gulf of Mexico, may interrupt or curtail our coastal and offshore drilling, or our customers’ operations, cause supply disruptions and result in a loss of revenue and damage to our equipment and facilities, which may or may not be insured. Other adverse weather conditions could include extreme heat in the Middle East during the summer months which may impact our operations or our customers' operations.
•The severity and duration of both the summer and the winter in North America can have a significant impact on activity levels. In Canada, the timing and duration of the spring thaw directly affects activity levels, which reach seasonal lows during the second quarter and build through the third and fourth quarters to a seasonal high in the first quarter.
•Severe weather during the winter months normally results in reduced activity levels in the North Sea and Russia generally in the first quarter and may interrupt or curtail our operations, or our customers’ operations, in those areas and result in a loss of revenue.
•Many of our international oilfield customers may increase activity for certain products and services in the fourth quarter as they seek to fully utilize their annual budgets.
•Our process & pipeline business in the DS segment typically experiences lower sales during the first and fourth quarters of the year due to the Northern Hemisphere winter.
•Our broader DS and TPS businesses typically experience higher customer activity as a result of spending patterns in the second half of the year.
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

Baker Hughes Holdings LLC 2020 FORM 10-K | 7

HUMAN CAPITAL
As an energy technology company with operations around the world, we believe that a diverse workforce is critical to our success, and we aim to attract the best and most diverse talent to support the energy transition. We strive to be an inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between our employees and their communities.
As of December 31, 2020, we had approximately 55,000 employees. More than 42,000 of our employees work outside the U.S. in 88 different countries. This diversity of global perspectives makes our company stronger, more resilient and more responsive to our global customers.
Diversity and Inclusion
We believe that a diverse workforce is critical to our success, and we continue to focus on the hiring, retention and advancement of underrepresented populations. Our recent efforts have been focused in two areas: expanding our efforts to recruit and hire diverse talent and inspiring an inclusive and diverse culture through programs such as employee resource groups.
Recruitment: We have enacted a number of initiatives to support our global goal of increasing the number of diverse employees. We have conducted training on unconscious bias and launched pilot projects on blind resumes and debiasing job descriptions, interview templates, and assessments as well as expanded our talent acquisition focus to include executive search services.
Employee Resource Groups (ERG): ERGs consist of employees who have joined together based on shared interests, characteristics, or life experiences. These groups can have a powerful influence on building awareness, change, and community, give a voice to groups who may otherwise be unheard, and help elevate conversation and awareness around key issues. They take an active role in forming Company priorities, employee engagement activities, and engaging in community service in the communities where we operate. This effort has helped our diversity and inclusion focus and fostered closer connections between employees in communities around the world.
Compensation and Benefits
We are committed to supporting our employees’ and their families’ wellbeing by offering flexible and competitive benefits. We periodically reassess our total compensation and benefits for many of our employees through benchmarking with our industry and local market comparison groups. A majority of our benefits are tailored by location to meet the specific needs of our people, their families, and their communities. Healthcare plans and life insurance are a core benefit of the Company and are provided in all countries globally. Baker Hughes offers various leaves of absence for certain quality-of-life needs, including family care and personal leaves. To assist and support new parents with balancing work and family matters, in most countries in which Baker Hughes operates, the Company provides paid leave to all employees (females and males) for the birth or adoption of a child. This benefit typically exceeds local requirements.
Professional Development
Continuous learning is a key priority at Baker Hughes. We empower our employees to follow their passion for personal knowledge and domain expertise to develop the skills needed for professional and personal growth. In 2020, 6,155 employees participated in leadership training courses. We offer more than 600 unique HSE courses including foundational training for all employees, workplace and job-specific training, and human performance leadership training for managers.

Baker Hughes Holdings LLC 2020 FORM 10-K | 8

Health and Safety
Prioritizing the health and safety of our employees and their families is critical. Our Perfect HSE Day remains the cornerstone of our HSE efforts. We achieved 200 Perfect HSE days in 2020, a 24% increase from the prior year.
Our commitment to HSE goes beyond safety alone. Occupational health and wellness is a key competency managed within our HSE center of excellence. The importance of physical health, ergonomics, preventative health care, and mental wellness cannot be overstated in promoting a healthy, engaged, and productive workplace. We work with our health benefit providers and internal teams to offer employees health and wellness programs, telemedicine access, health screenings, immunizations, fitness reimbursements, and virtual wellness tools.
During 2020, the mental health of our employees became an even greater focus. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having the vast majority of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work.
Our Employee Assistance Program (EAP) helps employees navigate daily life to managing remote work, coping with major life events or even dealing with a global pandemic. The EAP gives employees and their family members direct access to professional coaches for in-the-moment counseling or referrals to community experts and extended care providers.
Community Involvement
The Baker Hughes Foundation has been a steward of charitable resources for meaningful community impact. The Foundation seeks to advance environmental quality, education, health, safety, and wellness around the world by supporting organizations with shared values, demonstrated leadership, evidence of impact, financial soundness, and the capacity to implement initiatives and evaluate their success.
Board Oversight of Human Capital Management
From a governance perspective, our Compensation Committee of the Board of Directors provides oversight of our policies, programs, and initiatives focusing on workforce inclusion and diversity as well as executive compensation and benefits. Our Governance & Corporate Responsibility Committee provides oversight of employee health and safety matters.
GOVERNMENTAL REGULATION
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

Baker Hughes Holdings LLC 2020 FORM 10-K | 9

We recognize that environmental challenges including climate change warrant meaningful action. In 2019, we announced our commitment to reduce our carbon equivalent emissions 50% by 2030 and achieve carbon equivalent net zero emissions by 2050. This goal encompasses emissions from our direct operations (Scope 1 and 2 emissions) as compared to our baseline year of 2012 and was set to align with the Paris Accord and the specific recommendations of the United Nations (UN) Intergovernmental Panel on Climate Change’s Special Report on Global Warming of 1.5oC. We have proactively worked to reduce our greenhouse gas emissions over the last decade and continue efforts to reduce our overall environmental footprint by using materials wisely and preserving land, water, and air quality. Our sustainability commitments include our formal participation in the UN Global Compact, which commenced in 2019 and requires annual communication of progress.  The UN Global Compact requires commitment to the UN Sustainable Development Goals and ten principles including a precautionary approach to environmental challenges, initiatives to promote a greater sense of environmental responsibility and the development of environmentally friendly technologies.
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
The U.S. Comprehensive Environmental Response, Compensation and Liability Act (known as "Superfund") imposes liability for the release of a "hazardous substance" into the environment. Superfund liability is imposed without regard to fault, even if the waste disposal was in compliance with laws and regulations. We have been identified as a potentially responsible party (PRP) at various Superfund sites, and we accrue our share, if known, of the estimated remediation costs for the site. PRPs in Superfund actions have joint and several liability and may be required to pay more than their proportional share of such costs.
In some cases, it is not possible to quantify our ultimate exposure because the projects are either in the investigative or early remediation stage, or superfund allocation information is not yet available. Based upon current information, we believe that our overall compliance with environmental regulations, including remediation obligations, environmental compliance costs and capital expenditures for environmental control equipment, will not have a material adverse effect on our capital expenditures, earnings or competitive position because we have either established adequate reserves or our compliance cost, based on available information, is not expected to be material to our consolidated financial statements. Our total accrual for environmental remediation was $78 million and $82 million at December 31, 2020 and 2019, respectively. We continue to focus on reducing future environmental liabilities by maintaining appropriate Company standards and by improving our environmental assurance programs.
Other Regulatory Matters
We are subject to regulation by various U.S. federal regulatory agencies and by the applicable regulatory authorities in countries in which our products are manufactured and sold. Such regulations principally relate to the ingredients, classification, labeling, manufacturing, packaging, transportation, advertising and marketing of our products. Additionally, as a U.S. entity operating through subsidiaries in non-U.S. jurisdictions, we are subject to foreign exchange control, transfer pricing and customs laws that regulate the import and export of goods as well as the flow of funds between us and our subsidiaries. In particular, the shipment of goods, services and technology across international borders subjects us to extensive trade laws and regulations. Our import activities are governed by the unique customs laws and regulations in each of the countries where we operate. Pursuant to their laws and regulations, governments may impose economic sanctions against certain countries, persons and entities that may restrict or prohibit transactions involving such countries, persons and entities, which may limit or prevent our conduct of business in certain jurisdictions. We are also required to be in compliance with transfer pricing,

Baker Hughes Holdings LLC 2020 FORM 10-K | 10

securities laws and other statutes and regulations, such as the Foreign Corrupt Practices Act (the "FCPA") and other countries’ anti-corruption and anti-bribery regimes.

In addition, we are subject to laws relating to data privacy and security and consumer credit, protection and fraud. An increasing number of governments worldwide have established laws and regulations, and industry groups also have promoted various standards, regarding data privacy and security, including with respect to the protection and processing of personal data. The legal and regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to remain uncertain for the foreseeable future. We are also subject to labor and employment laws, including regulations established by the U.S. Department of Labor and other local regulatory agencies, which sets laws governing working conditions, paid leave, workplace safety, wage and hour standards, and hiring and employment practices.

While there are no current regulatory matters that we expect to be material to our results of operations, financial position, or cash flows, there can be no assurances that existing or future environmental laws and other laws, regulations and standards applicable to our operations or products will not lead to a material adverse impact on our results of operations, financial position or cash flows.
AVAILABILITY OF INFORMATION FOR SECURITY HOLDERS
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are made available free of charge on our internet website at www.bakerhughes.com as soon as reasonably practicable after these reports have been electronically filed with, or furnished to, the SEC. In addition, Baker Hughes' Corporate Social Responsibility reports are available on the Company section of our website at www.bakerhughes.com. Information contained on or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this annual report or any other filing we make with the SEC.
EXECUTIVE OFFICERS OF BAKER HUGHES HOLDINGS LLC
The following table shows, as of February 25, 2021, the name of each of our executive officers, together with his or her age and office presently or previously held. There are no family relationships among our executive officers.

Name	Age	Position and Background
Lorenzo Simonelli	47
President and Chief Executive Officer
Lorenzo Simonelli has been the President and Chief Executive Officer of the Company since July 2017. Prior to joining the Company in July 2017, Mr. Simonelli was Senior Vice President, GE and President and Chief Executive Officer, GE Oil & Gas from October 2013 to July 2017. Before joining GE Oil & Gas, he was the President and Chief Executive Officer of GE Transportation from July 2008 to October 2013. Mr. Simonelli joined GE in 1994 and held various finance and leadership roles from 1994 to 2008.

Brian Worrell	51
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

Maria Claudia Borras	52
Executive Vice President, Oilfield Services
Maria Claudia Borras is the Executive Vice President, Oilfield Services of the Company. Prior to joining the Company in July 2017, she served as the Chief Commercial Officer of GE Oil & Gas from January 2015 to July 2017. Prior to joining GE Oil & Gas, she held various leadership positions at Baker Hughes Incorporated including President, Latin America from October 2013 to December 2014, President, Europe Region from August 2011 to October 2013, Vice President, Global Marketing from May 2009 to July 2011 and other leadership roles at Baker Hughes Incorporated from 1994 to April 2009.

Baker Hughes Holdings LLC 2020 FORM 10-K | 11

Name	Age	Position and Background
Kurt Camilleri	46
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

Roderick Christie	58
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

Michele Fiorentino	53
Executive Vice President, Strategy & Business Development
Michele Fiorentino is the Executive Vice President, Strategy & Business Development of the Company. Prior to joining the Company, he served as Chief Investment Officer and Strategy Leader at ADNOC from April 2017 to May 2020. Prior to that, he held senior corporate strategy, finance, and sales roles at BP from September 1996 to March 2017.

Regina Jones	50
Chief Legal Officer
Regina Jones is the Chief Legal Officer of the Company. Prior to joining the Company, she served as Executive Vice President, General Counsel and Corporate Secretary for Delek U.S. Holdings, Inc and Delek Logistics Partners LP from May 2018 to April 2020. Prior to that, she worked at Schlumberger as General Counsel for the Land Rigs product line from June 2016 to May 2018 and in various international legal roles in France, Malaysia and the United States from 2005 to 2018.

Rami Qasem	53
Executive Vice President, Digital Solutions
Rami Qasem is the Executive Vice President, Digital Solutions of the Company. Prior to this role, he served as President of the Middle East, North Africa, Turkey and India (MENATI) region for the Company from July 2017 through January 2019. Prior to joining the Company, he served as President of the MENATI region for GE Oil & Gas from 2011 to 2017 and various other leadership roles within GE from 1997 to 2011.

Neil Saunders	51
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

Uwem Ukpong	49
Executive Vice President, Regions, Alliances & Enterprise Sales
Uwem Ukpong is the Executive Vice President, Regions, Alliances & Enterprise Sales of the Company. Prior to this role, he served as the Executive Vice President, Global Operations from January 2018 to April 2020 and Chief Integration Officer of the Company from July 2017 to January 2018. He served as Vice President, Baker Hughes Integration for GE Oil & Gas from October 2016 to July 2017 and President and CEO of the GE Oil & Gas Surface Business from January 2016 to October 2016. He held various technical and leadership roles at Schlumberger from 1993 to 2015.

Baker Hughes Holdings LLC 2020 FORM 10-K | 12

ITEM 1A. RISK FACTORS
An investment in our common stock involves various risks. When considering an investment in the Company, one should carefully consider all of the risk factors described below, as well as other information included and incorporated by reference in this annual report. There may be additional risks, uncertainties and matters not listed below, that we are unaware of, or that we currently consider immaterial. Any of these may adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in the Company.
OPERATIONAL RISKS
We operate in a highly competitive environment, which may adversely affect our ability to succeed.
We operate in a highly competitive environment for marketing oilfield products and services and securing equipment. Our ability to continually provide competitive products and services can impact our ability to defend, maintain or increase prices for our products and services, maintain market share, and negotiate acceptable contract terms with our customers. In order to be competitive, we must provide new and differentiating technologies, reliable products and services that perform as expected and that create value for our customers.
In addition, our investments in new technologies, equipment, and facilities may not provide competitive returns. Our ability to defend, maintain or increase prices for our products and services is in part dependent on the industry’s capacity relative to customer demand, and on our ability to differentiate the value delivered by our products and services from our competitors’ products and services. Managing development of competitive technology and new product introductions on a forecasted schedule and at a forecasted cost can impact our financial results. If we are unable to continue to develop and produce competitive technology or deliver it to our clients in a timely and cost-competitive manner in various markets in which we operate, or if competing technology accelerates the obsolescence of any of our products or services, any competitive advantage that we may hold, and in turn, our business, financial condition and results of operations could be materially and adversely affected. We are also developing artificial intelligence products and services with a third party. There are no assurances that we will be able to successfully develop an artificial intelligence platform that will effectively address the artificial intelligence related needs of our customers. In addition, the agreement with the third party is subject to term limitations and there are no assurances that a future agreement, if any, will have the same terms as the current agreement.
Our business could be adversely affected by the widespread outbreak of a disease or virus. The current global spread of the COVID-19 virus has and may continue to materially and adversely affect our results of operations, cash flows, and financial condition for an indeterminate amount of time.
The markets have experienced a decline in oil prices in response to a decline in oil demand due to the economic impacts of the COVID-19 pandemic. As demand for our products and services declines, the utilization of our assets and the prices we are able to charge our customers for our products and services could decline. The continued spread of COVID-19 or a similar pandemic could result in further instability in the markets and decreases in commodity prices resulting in further adverse impacts on our results of operations, cash flows, and financial condition.
In addition, the continued spread of the COVID-19 virus, or similar pandemics, and the continuation of the measures to try to contain the virus or similar viruses, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, may further impact our workforce and operations, the operations of our customers, and those of our vendors and suppliers. Also, if a significant number of our employees were to contract the virus or be quarantined, the Company may not be able to complete key or critical tasks, not limited to, but including key financial, reporting, and operational controls.
There is considerable uncertainty regarding such measures and potential future measures, which would have a material adverse effect on our results of operations, cash flows, and financial condition.

Baker Hughes Holdings LLC 2020 FORM 10-K | 13

Our restructuring activities may not achieve the results we expect, and those activities could increase, which could materially and adversely affect our results of operations, cash flows, and financial condition.
The restructuring charges we have taken and impairment calculations we have performed are based on current market conditions, including the trading price of our common shares. There is no assurance that our restructuring plans will be successful and achieve the expected results. In addition, continued deterioration of market conditions, whether due to the continued spread of COVID-19 or other events could result in further restructuring costs and impairments.
Failure to effectively and timely execute our energy transition strategy could have an adverse effect on the demand for our technologies and services.
Our future success may depend upon our ability to effectively execute on our energy transition strategy. Our strategy depends on our ability to develop additional technologies and work with our customers and partners to advance new energy solutions such as carbon capture use and storage, hydrogen energy, geothermal, and other integrated solutions. If the energy transition landscape changes faster than anticipated or faster than we can transition or if we fail to execute our energy transition strategy as planned, demand for our technologies and services could be adversely effected.
The high cost or unavailability of raw materials, equipment, and supplies essential to our business could adversely affect our ability to execute our operations on a timely basis.
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
If we are unable to attract and retain qualified personnel, we may not be able to execute our business strategy effectively and our operations could be adversely affected.
Our future success depends on our ability to recruit, train, and retain qualified personnel. People are a key resource to developing, manufacturing, and delivering our products and providing technical services to our customers around the world. A competent, well-trained, highly skilled, motivated, and diverse workforce has a positive impact on our ability to attract and retain business. Periods of rapid growth present a challenge to us and our industry to recruit, train, and retain our employees, while also managing the impact of wage inflation and the limited available qualified labor in the markets where we operate.
Our business could be impacted by geopolitical and terrorism threats in countries where we or our customers do business and our business operations may be impacted by civil unrest and/or government expropriations.
Geopolitical and terrorism risks continue to grow in a number of key countries where we currently or may in the future do business. Geopolitical and terrorism risks could lead to, among other things, a loss of our investment in the country, impairment of the safety of our employees, and impairment of our or our customers’ ability to conduct operations.
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

Baker Hughes Holdings LLC 2020 FORM 10-K | 14

meet. The failure to meet the local content requirements and other local standards may adversely impact our operations in those countries. In addition, our ability to work with state-owned oil companies is subject to our ability to negotiate and agree upon acceptable contract terms.
Our operations involve a variety of operating hazards and risks that could cause losses.
The products that we manufacture and the services that we provide are complex, and the failure of our equipment to operate properly or to meet specifications may greatly increase our customers’ costs. In addition, many of these products are used in inherently hazardous industries, such as the offshore oilfield business. These hazards include blowouts, explosions, nuclear-related events, fires, collisions, capsizings, and severe weather conditions. We may incur substantial liabilities or losses as a result of these hazards. Our insurance and contractual indemnity protection may not be sufficient or effective to protect us under all circumstances or against all risks. The occurrence of a significant event, against which we were not fully insured or indemnified or the failure of a customer to meet its indemnification obligations to us, could materially and adversely affect our results of operations and financial condition.
Seasonal and weather conditions could adversely affect demand for our services and operations.
Variation from normal weather patterns, such as cooler or warmer summers and winters, can have a significant impact on demand for our services and operations. Adverse weather conditions, such as hurricanes in the Gulf of Mexico, may interrupt or curtail our operations, or our customers’ operations, cause supply disruptions and result in a loss of revenue and damage to our equipment and facilities, which may or may not be insured. For example, extreme winter conditions in Canada, Russia, or the North Sea may interrupt or curtail our operations, or our customers’ operations, in those areas and result in a loss of revenue.
CREDIT AND CUSTOMER CONTRACTING RISKS
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

Baker Hughes Holdings LLC 2020 FORM 10-K | 15

We sometimes enter into consortium or similar arrangements for certain projects, which could impose additional costs and obligations on us.
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
Our contracts may be terminated early in certain circumstances.
Our contracts with clients generally may be terminated by the client for convenience, default, or extended force majeure (which could include inability to perform due to COVID-19). Termination for convenience will typically require the payment of an early termination fee by the client, but the early termination fee may not fully compensate us for the loss of the contract. Termination by the client for default or extended force majeure due to events outside of our control generally will not require the client to pay an early termination fee.
Our financial position, results of operations, or cash flows could be materially adversely affected if our clients terminate some of our contracts and we are unable to secure new contracts on a timely basis and on substantially similar terms, if payments due under our contracts are suspended for an extended period of time, or if a number of our contracts are renegotiated. Our Remaining Performance Obligation is comprised of unfilled customer orders for products and product services (expected life of contract sales for product services). The actual amount and timing of revenues earned may be substantially different than the reported RPO. The total dollar amount of the Company’s RPO as of December 31, 2020 was $23.4 billion.
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
Our customers’ access to capital is dependent on their ability to access the funds necessary to develop economically attractive projects based upon their expectations of future energy prices, required investments and resulting returns. Limited access to external sources of funding has caused and may continue to cause customers to reduce their capital spending plans to levels supported by internally generated cash flow. In addition, a reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities or the lack of available debt or equity financing may impact the ability of our customers to pay amounts owed to us and could cause us to increase our reserve for credit losses.

Baker Hughes Holdings LLC 2020 FORM 10-K | 16

LEGAL AND REGULATORY RISKS
Compliance with and changes in laws could be costly and could affect operating results. In addition, government disruptions could negatively impact our ability to conduct our business.
We have operations in the United States (U.S.) and in more than 120 countries that can be impacted by expected and unexpected changes in the legal and business environments in which we operate. In particular, the shipment of goods, services and technology across international borders subjects us to extensive trade laws and regulations. Our import activities are governed by the unique customs laws and regulations in each of the countries where we operate. Pursuant to their laws and regulations, governments may impose economic sanctions against certain countries, persons and entities that may restrict or prohibit transactions involving such countries, persons and entities, which may limit or prevent our conduct of business in certain jurisdictions.
Compliance-related issues could limit our ability to do business in certain countries and impact our earnings or result in investigations leading to fines, penalties or other remedial measures. Changes that could impact the legal environment include new legislation, new regulations, new policies, investigations, and legal proceedings and new interpretations of existing legal rules and regulations, in particular, changes in export control laws or exchange control laws, additional restrictions on doing business in countries subject to sanctions, and changes in laws in countries where we operate. In addition, changes and uncertainty in the political environments in which our businesses operate can have a material effect on the laws, rules, and regulations that affect our operations. Government disruptions may also delay or halt the granting and renewal of permits, licenses and other items required by us and our customers to conduct our business. The continued success of our global business and operations depends, in part, on our ability to continue to anticipate and effectively manage these and other political, legal and regulatory risks.
Our failure to comply with the Foreign Corrupt Practices Act (FCPA) and other similar laws could have a negative impact on our ongoing operations.
Our ability to comply with the FCPA, the U.K. Bribery Act, and various other anti-bribery and anti-corruption laws depends on the success of our ongoing compliance program, including our ability to successfully manage our agents, distributors and other business partners, and supervise, train, and retain competent employees. We could be subject to sanctions and civil and criminal prosecution, as well as fines and penalties, in the event of a finding of a violation of any of these laws by us or any of our employees.
Anti-money laundering and anti-terrorism financing laws could have adverse consequences for us.
We maintain an enterprise-wide program designed to enable us to comply with all applicable anti-money laundering and anti-terrorism financing laws and regulations, including the Bank Secrecy Act and the Patriot Act. This program includes policies, procedures, processes, and other internal controls designed to identify, monitor, manage, and mitigate the risk of money laundering or terrorist financing posed by our products, services, customers, and geographic locale. These controls establish procedures and processes to detect and report suspicious transactions, perform customer due diligence, respond to requests from law enforcement, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. We cannot be sure our programs and controls are or will remain effective to ensure our compliance with all applicable anti-money laundering and anti-terrorism financing laws and regulations, and our failure to comply could subject us to significant sanctions, fines, penalties and reputational harm, all of which could have a material adverse effect on our business, results of operations and financial condition.
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

Baker Hughes Holdings LLC 2020 FORM 10-K | 17

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
We and our business are impacted by material changes in environmental laws, regulations, rulings and litigation. Our expectations regarding our compliance with environmental laws and regulations and our expenditures to comply with environmental laws and regulations, including (without limitation) our capital expenditures for environmental control equipment, are only our forecasts regarding these matters. These forecasts may be substantially different from actual results, which may be affected by factors such as: changes in law that impose restrictions on air or other emissions, wastewater management, waste disposal, hydraulic fracturing, or wetland and land use practices; more stringent enforcement of existing environmental laws and regulations; a change in our share of any remediation costs or other unexpected, adverse outcomes with respect to sites where we have been named as a potentially responsible party, including (without limitation) Superfund sites; the discovery of other sites, or discovery of additional issues at existing sites, where additional expenditures may be required to comply with environmental legal obligations; and the accidental discharge of hazardous materials.
Investor and public perception related to the company’s environment, social, and governance (ESG) performance as well as current and future ESG reporting requirements may affect our business and our operating results.
Increasing focus on ESG factors has led to enhanced interest in, and review of performance results by investors and other stakeholders, and the potential for reputational risk. Regulatory requirements related to ESG or sustainability reporting have been issued in the European Union that apply to financial market participants, with implementation and enforcement starting in 2021. In the U.S., such regulations have been issued related to pension investments in California, and for the responsible investment of public funds in Illinois. Additional regulation is pending in other states. We expect regulatory requirements related to ESG matters to continue to expand globally. The Company is committed to transparent and comprehensive reporting of our sustainability performance, and considers existing standards such as the Global Reporting Initiative’s G4 guidelines, the Sustainability Accounting Standards Board’s documentation, International Petroleum Industry Environmental Conservation Association's (IPIECA) Sustainability Reporting Guidance and recommendations issued by the Financial Stability Board's Task Force for Climate-related Financial Disclosures and Science Basted Target Initiative. If we are not able to meet future sustainability reporting requirements of regulators or current and future expectations of investors, customers or other stakeholders, our business and ability to raise capital may be adversely affected.

Baker Hughes Holdings LLC 2020 FORM 10-K | 18

International, national, and state governments and agencies continue to evaluate and promulgate legislation and regulations that are focused on restricting greenhouse gas (GHG) emissions. Compliance with climate action regulations applicable to our or our customers' operations may have significant implications that could adversely affect our business and operating results in the fossil-fuel sectors, and boosting demand for technologies contributing to the climate action agenda.
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
Caps or fees on carbon emissions, including in the U.S., have been and may continue to be established and the cost of such caps or fees could disproportionately affect the fossil-fuel sectors. We are unable to predict whether and when the proposed changes in laws or regulations ultimately will occur or what they ultimately will require, and accordingly, we are unable to assess the potential financial or operational impact they may have on our business.
Other developments focused on restricting GHG emissions include the United Nations Framework Convention on Climate Change, which includes implementation of the Paris Agreement and the Kyoto Protocol by the signatories; the European Union Emission Trading System; Article 8 of the European Union Energy Efficiency Directive and the United Kingdom’s Streamlined Energy and Carbon Reporting (SECR); the European Commission’s proposed carbon border adjustment mechanism (CBAM); and, in the U.S., the Regional Greenhouse Gas Initiative, the Western Climate Action Initiative, and various state programs implementing the California Global Warming Solutions Act of 2006 (known as Assembly Bill 32).
Requirements and voluntary initiatives to reduce greenhouse gas emissions, as well as increased climate change awareness, may result in increased costs for the oil and gas industry to curb greenhouse gas emissions and could have an adverse impact on demand for oil and natural gas.
International, national, and state governments, agencies and bodies continue to evaluate and promulgate regulations and voluntary initiatives that are focused on restricting GHG emissions. These requirements and initiatives are likely to become more stringent over time and to result in increased costs for the oil and gas industry to curb GHG emissions. In addition, these developments, and public perception relating to climate change, may curtail production and demand for hydrocarbons such as oil and natural gas by shifting demand towards and investment in relatively lower carbon energy sources such as wind, solar and alternative energy solutions. If renewable energy becomes more competitive than fossil-fuel energy globally, it could have a material effect on our results of operations.
The potential for climate related changes may pose future risks to our operations and those of our customers.
These changes can include extreme variability in weather patterns such as increased frequency and severity of significant weather events (e.g. flooding, hurricanes and tropical storms), natural hazards (e.g., increased wildfire risk), rising mean temperature and sea levels, and long-term changes in precipitation patterns (e.g. drought, desertification, or poor water quality). Such changes have the potential to affect business continuity and operating results, particularly at facilities in coastal areas or areas prone to chronic water scarcity.

Baker Hughes Holdings LLC 2020 FORM 10-K | 19

Changes in laws or regulations relating to data privacy and security, or any actual or perceived failure by us to comply with such laws or regulations, or contractual or other obligations relating to data privacy or security, may adversely affect our business and operating results.
We may have access to sensitive, confidential, proprietary or personal data or information in certain of our businesses that is or may become subject to various data privacy and security laws, regulations, standards, contractual obligations or customer-imposed controls in the jurisdictions in which we operate. The legal and regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may adversely affect our business and operating results.
In the U.S., various federal and state regulators, including governmental agencies like the Federal Trade Commission, have adopted, or are considering adopting, laws, regulations and standards concerning personal information and data security. Internationally, laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information or other data. These various and evolving federal, state and international laws, regulations and standards can differ significantly from one another and, given our global footprint, this may significantly complicate our compliance efforts and impose considerable costs, such as costs related to organizational changes and implementing additional protection technologies, which are likely to increase over time. In addition, compliance with applicable requirements may require us to modify our data processing practices and policies, distract management or divert resources from other initiatives and projects, all of which could adversely affect our business and operating results. Any failure or perceived failure by us to comply with any applicable federal, state or international laws, regulations, standards, or contractual or other obligations, relating to data privacy and security could result in damage to our reputation and our relationship with our customers, as well as proceedings or litigation by governmental agencies, customers or individuals, which could subject us to significant fines, sanctions, awards, penalties or judgments, all of which could adversely affect our business and operating results.
The effects of Brexit may have a negative impact on our financial results and operations of the business.
The United Kingdom (UK) exited (Brexit) the European Union (EU) on January 31, 2020. As per the terms of the exit the UK has ceased to be an EU member but continued to follow its rules and contribute to its budget for an 11 month transition period ending December 31, 2020. The purpose of the transition period was to give time for the UK and EU to negotiate their future relationship, including a trade deal. On December 24, 2020, the UK and the EU reached an agreement on the terms of their future cooperation. A trade deal was agreed upon and implemented as of December 31, 2020. While there remains some uncertainty as to aspects of the relationship not covered by the agreement, the major risk of a break in trade between the UK and the EU has now been removed. The remaining uncertainty could harm our business and financial results due to fluctuations in the value of the British pound versus the U.S. dollar, euro, and other currencies and could result in delayed deliveries, which may impact our internal supply chain and our customer projects.
TECHNOLOGY RISKS
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

Baker Hughes Holdings LLC 2020 FORM 10-K | 20

assurances that we will be able to obtain or renew from third parties the licenses to use intellectual property rights we need in the future, and there is no assurance that such licenses can be obtained on reasonable terms. We would be adversely affected in the event that any such license agreement was terminated without the right for us to continue using the licensed intellectual property.
Increased cybersecurity vulnerabilities and threats, and more sophisticated and targeted cyber attacks and other security incidents, pose risks to our systems, data and business, and our relationships with customers and other third parties.
In the course of conducting our business, we may hold or have access to sensitive, confidential, proprietary or personal data or information belonging to us, our employees or third parties, including customers, partners or suppliers. Increased cybersecurity vulnerabilities and threats, and more sophisticated and targeted cyber attacks and other security incidents, pose risks to our and our customers’, partners’, suppliers’ and third-party service providers’ systems, data, and business, and the confidentiality, availability and integrity of our and our employees’ and customers’ data. While we attempt to mitigate these risks, we remain vulnerable to cyber attacks and other security incidents. Given our global footprint, the large number of customers, partners, suppliers and service providers with which we do business, and the increasing sophistication and complexity of cyber attacks, a cyber attack could occur and persist for an extended period without detection. Any investigation of a cyber attack or other security incident would be inherently unpredictable and it would take time before the completion of any investigation and before there is availability of full and reliable information. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all or any of which would further increase the costs and consequences of a cyber attack or other security incident. We may be required to expend significant resources to protect against, respond to, and recover from any cyber attacks and other security incidents. As cyber attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, our remediation efforts may not be successful. The inability to implement, maintain and upgrade adequate safeguards could materially and adversely affect our results of operations, cash flows, and financial condition.
In addition to our own systems, we use third-party service providers to process certain data or information on our behalf. Due to applicable laws and regulations or contractual obligations, we may be held responsible for cybersecurity incidents attributed to our service providers to the extent affecting information we share with them. Although we contractually require these service providers to implement and maintain reasonable security measures, we cannot control third parties and cannot guarantee that a security breach will not occur in their systems.
Despite our and our service providers’ efforts to protect our data and information, we and our service providers have been and may in the future be vulnerable to security breaches, theft, misplaced or lost data, programming errors, phishing attacks, denial of service attacks, acts of vandalism, computer viruses, malware, ransomware, employee errors and/or malfeasance or similar events, including those perpetrated by criminals or nation-state actors, that could potentially lead to the compromise, unauthorized access, use, disclosure, modification or destruction of data or information, improper use of our systems, defective products, production downtimes and operational disruptions. In addition, a cyber attack or any other significant compromise or breach of our data security, media reports about such an incident, whether accurate or not, or, under certain circumstances, our failure to make adequate or timely disclosures to the public, law enforcement agencies or affected individuals following any such event, whether due to delayed discovery or a failure to follow existing protocols, could adversely impact our operating results and result in other negative consequences, including damage to our reputation or competitiveness, harm to our relationships with customers, partners, suppliers and other third parties, distraction to our management, remediation or increased protection costs, significant litigation or regulatory action, fines and penalties. Given the increased prevalence of customer-imposed cybersecurity controls and other related contractual obligations towards customers or other third parties, a cyber attack or other security incident also could result in breach of contract or indemnity claims against us by customers or other counterparties.
While we currently maintain cybersecurity insurance, such insurance may not be sufficient in type or amount to cover us against claims related to cybersecurity breaches or attacks, failures or other data security-related incidents, and we cannot be certain that cyber insurance will continue to be available to us on economically reasonable terms, or at all, or that an insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of

Baker Hughes Holdings LLC 2020 FORM 10-K | 21

changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could materially and adversely affect our results of operations, cash flows, and financial condition.
INDUSTRY AND MARKET RISKS
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
The condition of the capital markets and equity markets in general can affect the price of our common stock and our ability to obtain financing, if necessary. If our credit rating is downgraded, it could increase borrowing costs under credit facilities and commercial paper programs, as well as increase the cost of renewing or obtaining, or make it more difficult to renew, obtain, or issue new debt financing.
RISKS RELATED TO THE SEPARATION FROM GE
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

Baker Hughes Holdings LLC 2020 FORM 10-K | 22

We are also a party to a number of licenses with GE that give us rights to intellectual property that is necessary or useful to our business. We would be adversely affected in the event these agreements were terminated without the right for us to continue accessing and using such licensed intellectual property as we might continue to improve current products and services or develop new ones.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We own or lease numerous properties throughout the world. We consider our manufacturing plants, equipment assembly, maintenance and overhaul facilities, grinding plants, drilling fluids and chemical processing centers, and primary research and technology centers to be our principal properties. The following sets forth the location of our principal owned or leased facilities for our business segments as of December 31, 2020:

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
ITEM 3. LEGAL PROCEEDINGS
The information with respect to Item 3. Legal Proceedings is contained in "Note 17. Commitments and Contingencies" of the Notes to Consolidated Financial Statements in Item 8 herein.
ITEM 4. MINE SAFETY DISCLOSURES
Our barite mining operations, in support of our drilling fluids products and services business, are subject to regulation by the federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. We have no mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K to report for the fiscal year ended December 31, 2020.
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
None of our Units are traded on any exchange.
ITEM 6. (REMOVED AND RESERVED)

Baker Hughes Holdings LLC 2020 FORM 10-K | 23

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data contained herein.
For management's discussion and analysis of our financial condition and results of operations for fiscal year 2019 as compared to fiscal year 2018 please refer to Part II, Item 7 "Management's discussion and analysis of financial condition and results of operations" on Form 10-K for our fiscal year ended December 31, 2019, filed with the SEC on February 13, 2020.
EXECUTIVE SUMMARY
We are an energy technology company with a broad and diversified portfolio of technologies and services that span the energy and industrial value chain. We operate through our four business segments: Oilfield Services (OFS), Oilfield Equipment (OFE), Turbomachinery & Process Solutions (TPS), and Digital Solutions (DS).
We sell products and services primarily in the global oil and gas markets, within the upstream, midstream and downstream segments. Throughout 2020, the industry experienced multiple factors which drove expectations for global oil and gas related spending to be lower than 2019. First, the COVID-19 pandemic lowered global demand for hydrocarbons, as social distancing and travel restrictions were implemented across the world. Second, the lifting of Organization of the Petroleum Exporting Countries (OPEC+) supply curtailments in the first quarter of 2020, and the associated increase in production, drove the global excess supply of hydrocarbons higher. In the second quarter of 2020, OPEC+ reached a supply curtailment agreement of up to 10 million barrels per day, which drove expectations for future hydrocarbon supply lower. After significant turmoil during the first half of the year from the industry downturn, oil markets stabilized and demand for oil improved in the second half of the year. Lastly, global gross domestic product (GDP) declined in 2020, as a result of the impact from the COVID-19 pandemic.
Since the COVID-19 pandemic began, the health and safety of our employees has continued to be a top priority. We have taken critical steps as a company to reduce the risk of exposure, as well as mitigate the impacts of this pandemic to our employees, contractors and partners. We have adopted remote working where possible. Where on-site operations are required, masks are mandatory and our employees have adopted social distancing. We have worked with our employees to implement other site-specific precautionary measures to reduce the risk of exposure. We are collaborating closely with our customers, suppliers, and vendors to minimize operational disruption. In addition, we have restricted non-essential business travel and have encouraged our employees, customers and partners to collaborate virtually.
Our goal throughout the downturn in 2020 was to remain disciplined in allocating capital, focus on liquidity and cash preservation, and to preserve our investment grade rating while also maintaining the current Baker Hughes dividend payout.
During the year, we took necessary actions to right-size the business for expected activity levels. In the first quarter of 2020, we approved a plan for restructuring and other actions totaling $1.8 billion, which was increased by $0.3 billion as we took further actions during the year to address the continuing industry challenges. Total restructuring and other costs were $2.1 billion in 2020. These charges are primarily related to the costs for reductions in work force, product line exits in certain geographies, and the write down of inventory and intangible assets. These actions took place across the business and our corporate functions. We expect the cash payback of these actions to be less than one year.
In addition, during the first quarter of 2020, Baker Hughes' market capitalization declined significantly driven by the macroeconomic and geopolitical conditions caused by the COVID-19 pandemic and collapse of oil prices. Based on these events, we concluded that a triggering event occurred, and we performed an interim quantitative impairment test as of March 31, 2020. Based upon the results of the impairment test, we recognized a goodwill impairment charge of $14.7 billion during the first quarter of 2020. There were no other goodwill impairments in 2020.

Baker Hughes Holdings LLC 2020 FORM 10-K | 24

In 2020, we generated revenue of $20.7 billion, compared to $23.8 billion in 2019. The decrease in revenue was driven by declines in all four of our segments primarily due to the industry downturn. Loss before income taxes was $15.1 billion in 2020, and included goodwill impairment charges of $14.7 billion, restructuring and impairment charges of $1.9 billion, inventory impairment charges of $246 million, separation and merger related costs of $134 million, and a gain of $1.4 billion related to our investment in C3.ai recorded in other non-operating income. In 2019, income before income taxes was $0.8 billion, which also included restructuring and impairment charges of $342 million, and separation and merger related costs of $184 million.
The gain of $1.4 billion related to our C3.ai investment was recorded in the fourth quarter of 2020. We invested in C3.ai when we formed our partnership in June 2019. In December 2020, C3.ai completed its initial public offering, which requires us to mark our investment to fair value. Both our investment and strong partnership with C3.ai demonstrate our commitment for growth in high potential segments as we develop and market new AI solutions for the oil and gas industry.
OUTLOOK
Our business is exposed to a number of macro factors, which influence our outlook and expectations given the current volatile conditions in the industry. After significant volatility during the first half of 2020, oil markets stabilized during the second half of the year. However, there is still uncertainty in the global economic outlook and impact on oil and gas markets in the wake of the COVID-19 pandemic.
•North America onshore activity: in 2020, we experienced a significant decline in rig count, as compared to 2019 driven by lower commodity prices. We expect North American onshore activity to improve in 2021, as compared to the second half of 2020.
•International onshore activity: in 2020, we experienced a decline in rig count, as compared to 2019 driven by lower commodity prices. We expect onshore spending outside of North America to stabilize in early 2021, and see a modest recovery over the second half of the year.
•Offshore projects: in 2020, we experienced significantly fewer offshore projects reaching positive final investment decisions, due to the economic uncertainty and lower oil and gas prices. In 2021, we expect the offshore markets to stabilize and for the number of tree awards in the market to remain stable or grow modestly compared to 2020 levels.
•Liquefied natural gas (LNG) projects: we remain optimistic on the LNG market long term and view natural gas as a transition and destination fuel. We continue to view the long-term economics of the LNG industry as positive.
We have other segments in our portfolio that are more correlated with various industrial metrics, including GDP, such as our Digital Solutions segment.
We also have segments within our portfolio that are exposed to new energy solutions, specifically focused around decarbonization of energy and industry, including hydrogen, geothermal, carbon capture, utilization and storage, and energy storage. We expect to see continued growth in these segments as new energy solutions become a more prevalent part of the broader energy mix.
Overall, we believe our portfolio is well positioned to compete across the energy value chain and deliver comprehensive solutions for our customers. We remain optimistic about the long-term economics of the industry, but we are continuing to operate with flexibility given our expectations for volatility and changing activity levels in the near term. While governments may change or discontinue incentives for renewable energy additions, we do not anticipate any significant impacts to our business in the foreseeable future.
Over time, we believe the world’s demand for energy will continue to rise, and that hydrocarbons will play a major role in meeting the world's energy needs for the foreseeable future. As such, we remain focused on delivering innovative, cost-efficient solutions that deliver step changes in operating and economic performance for our customers.

Baker Hughes Holdings LLC 2020 FORM 10-K | 25

BUSINESS ENVIRONMENT
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position as of and for the year ended December 31, 2020 and 2019, and should be read in conjunction with the consolidated financial statements and related notes of the Company.
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
Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	2020	2019
Brent oil prices ($/Bbl) (1)	$41.96	$64.28
WTI oil prices ($/Bbl) (2)	39.16	56.98
Natural gas prices ($/mmBtu) (3)	2.03	2.56
(1)Energy Information Administration (EIA) Europe Brent Spot Price per Barrel
(2)EIA Cushing, OK WTI (West Texas Intermediate) spot price
(3)EIA Henry Hub Natural Gas Spot Price per million British Thermal Unit
Outside North America, customer spending is most heavily influenced by Brent oil prices. After a stable and positive 2019, volatility increased sharply in April 2020 when oil prices dropped nearly 87%, due to lower demand. Brent oil prices decreased from a high of $70.25/Bbl in January 2020, to a low of $9.12/Bbl in April 2020. The average Brent oil prices decreased to $41.96/Bbl in 2020 from $64.28/Bbl in 2019, due to lower prices during majority of the year 2020.
In North America, customer spending is highly driven by WTI oil prices, which similarly to Brent oil prices, on average decreased to $39.16/Bbl in 2020 from $56.98/Bbl in 2019, and ranged from a high of $63.27/Bbl in January 2020, to a low of $(36.98)/Bbl in April 2020.
In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, averaged $2.03/mmBtu in 2020, representing a 21% decrease over the prior year. Throughout the year, Henry Hub Natural Gas Spot Prices ranged from a low of $1.33/mmBtu in September 2020, to a high of $3.14/mmBtu in October 2020. According to the U.S. Department of Energy (DOE), working natural gas in storage at the end of 2020 was 3,460 billion cubic feet (Bcf), which was 7.7%, or 268 Bcf, above the corresponding week in 2019.

Baker Hughes Holdings LLC 2020 FORM 10-K | 26

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
The rig counts are summarized in the table below as averages for each of the periods indicated.

	2020	2019
North America	522	1,077
International	827	1,097
Worldwide	1,349	2,174
2020 Compared to 2019
Overall the rig count was 1,349 in 2020, a decrease of 38% as compared to 2019 due primarily to North American activity. The rig count in North America decreased 52% and the international rig count decreased 25% in 2020 compared to 2019, both as a result of lower commodity prices and exploration and production capital expenditure reductions.
Within North America, the decrease was primarily driven by the U.S. rig count, which was down 54% on average when compared to the same period last year, and a decrease in the Canadian rig count, which was down 33% on average. Internationally, the decrease in the rig count was driven primarily by decreases in the Latin America region, Africa region and Europe region of 44%, 34% and 24%, respectively.

Baker Hughes Holdings LLC 2020 FORM 10-K | 27

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
Our results of operations are evaluated by the Chief Executive Officer on a consolidated basis as well as at the segment level. The performance of our operating segments is evaluated based on segment operating income (loss), which is defined as income (loss) before income taxes and equity in loss of affiliate and before the following: net interest expense, net other non-operating income (loss), corporate expenses, restructuring, impairment and other charges, goodwill and inventory impairments, separation-related costs, and certain gains and losses not allocated to the operating segments.
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
Orders: We recognized orders of $20.7 billion and $27.0 billion in 2020 and 2019, respectively. In 2020, equipment orders were down 27% and service orders were down 20%, compared to 2019.
Remaining Performance Obligations (RPO): As of December 31, 2020 and 2019, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $23.4 billion and $22.9 billion, respectively.

Baker Hughes Holdings LLC 2020 FORM 10-K | 28

Revenue and Segment Operating Income Before Tax
Revenue and segment operating income for each of our four operating segments is provided below.

	Year Ended December 31,		$ Change
	2020	2019	From 2019 to 2020
Revenue:
Oilfield Services	$10,140	$12,889	$(2,749)
Oilfield Equipment	2,844	2,921	(77)
Turbomachinery & Process Solutions	5,705	5,536	169
Digital Solutions	2,015	2,492	(477)
Total	$20,705	$23,838	$(3,133)

	Year Ended December 31,		$ Change
	2020	2019	From 2019 to 2020
Segment operating income:
Oilfield Services	$487	$917	$(430)
Oilfield Equipment	19	55	(36)
Turbomachinery & Process Solutions	805	719	86
Digital Solutions	193	343	(150)
Total segment operating income	1,504	2,035	(531)
Corporate	(464)	(433)	(31)
Inventory impairment (1)	(246)	—	(246)
Goodwill impairment	(14,717)	—	(14,717)
Restructuring, impairment and other	(1,866)	(342)	(1,524)
Separation and merger related	(134)	(184)	50
Operating income (loss)	(15,922)	1,074	(16,996)
Other non-operating income (loss), net	1,040	(84)	1,124
Interest expense, net	(264)	(237)	(27)
Income (loss) before income taxes and equity in loss of affiliate	(15,146)	753	(15,899)
Benefit (provision) for income taxes	(650)	(476)	(174)
Net income (loss)	$(15,796)	$277	$(16,073)
(1)Inventory impairments are reported in "Cost of goods sold" of the consolidated statements of income (loss).
Fiscal Year 2020 to Fiscal Year 2019
Revenue in 2020 was $20,705 million, a decrease of $3,133 million, or 13%, from 2019. This decrease in revenue was largely a result of decreased activity in OFS, DS and OFE, partially offset by an increase in TPS. OFS decreased $2,749 million, DS decreased $477 million, OFE decreased $77 million, and TPS increased $169 million.
Total segment operating income in 2020 was $1,504 million, a decrease of $531 million, or 26%, from 2019. The decrease was primarily driven by OFS, which decreased $430 million, OFE, which decreased $36 million and DS, which decreased $150 million, partially offset by TPS, which increased $86 million.
Oilfield Services
OFS 2020 revenue was $10,140 million, a decrease of $2,749 million from 2019, as a result of decreased activity in North America and international in 2020 compared to 2019, as evidenced by a decline in the corresponding rig counts. North America revenue was $2,802 million in 2020, a decrease of $1,794 million from

Baker Hughes Holdings LLC 2020 FORM 10-K | 29

2019. International revenue was $7,338 million in 2020, a decrease of $955 million from 2019, driven by declines in most regions, primarily in the Middle East and Latin America regions.
OFS 2020 segment operating income was $487 million, compared to $917 million in 2019. The decrease was primarily driven by lower volume, and to a lesser extent, unfavorable business mix, partially offset by our restructuring and productivity initiatives.
Oilfield Equipment
OFE 2020 revenue was $2,844 million, a decrease of $77 million, or 3%, from 2019. The decrease was primarily driven by lower volume in the services business, mostly driven by the impact of the COVID-19 pandemic, partially offset by higher volume in the subsea production systems and flexible pipe businesses. The decrease was also impacted by the sale of the Surface Pressure Control Flow business in October 2020.
OFE 2020 segment operating income was $19 million, compared to $55 million in 2019. The decrease was primarily driven by unfavorable business mix and to a lesser extent by lower volume.
Turbomachinery & Process Solutions
TPS 2020 revenue was $5,705 million, an increase of $169 million, or 3%, from 2019. The increase was primarily driven by higher equipment and projects revenue, partially offset by lower services volume as well as business dispositions that occurred in 2019. Equipment revenue in 2020 represented 44% and Service revenue represented 56% of total revenue. Equipment revenue was up 27% year-over-year, and services revenue was down 10% year-over-year, partially due to mobility restrictions related to the COVID-19 pandemic.
TPS 2020 segment operating income was $805 million, compared to $719 million in 2019. The increase in profitability was driven primarily by higher cost productivity and to a lesser extent by higher volume, partially offset by unfavorable business mix.
Digital Solutions
DS 2020 revenue was $2,015 million, a decrease of $477 million, or 19%, from 2019, driven by volume declines across most DS segments, largely driven by lower economic activity related to COVID-19 disruptions.
DS 2020 segment operating income was $193 million, compared to $343 million in 2019. The decrease in profitability was primarily driven by lower volume.
Corporate
In 2020, corporate expenses were $464 million, an increase of $31 million compared to 2019, primarily from the additional expenses related to the separation from GE.
Inventory Impairment
In 2020, we recorded inventory impairments of $246 million, primarily related to our Oilfield Services segment as a result of certain restructuring activities initiated by the Company. There were no inventory impairments recorded in 2019. Charges for inventory impairments are reported in the "Cost of goods sold" caption of the consolidated statements of income (loss).
Goodwill Impairment
During the first quarter of 2020, Baker Hughes' market capitalization declined significantly driven by current macroeconomic and geopolitical conditions including the decrease in demand caused by the COVID-19 pandemic and collapse of oil prices driven by both surplus production and supply. Based on these events, we concluded that a triggering event occurred and we performed an interim quantitative impairment test as of March 31, 2020. Based upon the results of the impairment test, we recognized a goodwill impairment charge of $14,717 million during the first quarter of 2020. There have been no other goodwill impairments during 2020.

Baker Hughes Holdings LLC 2020 FORM 10-K | 30

Restructuring, Impairment and Other
In 2020, we recognized $1,866 million in restructuring, impairment and other charges, compared to $342 million in 2019. These charges primarily relate to the restructuring plan announced in the first quarter of 2020, which include product line rationalization actions, headcount reductions in certain geographical locations, and other initiatives to right-size our operations for anticipated activity levels and market conditions.
Separation and Merger Related
We recorded $134 million of separation related costs in 2020, a decrease of $50 million from the prior year. Costs in 2020 relate to the ongoing activities for the separation from GE including costs for the build-out of certain information technology infrastructures as a result of the separation.
Other Non-Operating Income /(Loss), Net
In 2020, we recorded $1,040 million of other net non-operating income. Included in this amount is an unrealized gain of $1,417 million related to marking our investment in C3.ai to fair value, partially offset by losses of $353 million for the sale of our Rod Lift Systems business in OFS and the sale of our Surface Pressure Control Flow business in OFE.
Interest Expense, Net
In 2020, we incurred net interest expense of $264 million, an increase of $27 million from the prior year, primarily driven by lower interest income.
Income Taxes
In 2020, our income tax expense increased by $174 million, from $476 million in 2019 to $650 million in 2020. The increase was primarily due to valuation allowances on deferred tax assets and the geographical mix of earnings. In addition, since we are a partnership for U.S. federal tax purposes, any tax benefits associated with U.S. losses are recognized by our members and not reflected in our tax expense.
COMPLIANCE
We, in the conduct of all of our activities, are committed to maintaining the core values of our Company, as well as high safety, ethical, and quality standards as also reported in our Quality Management System (QMS). We believe such a commitment is integral to running a sound, successful, and sustainable business. We devote significant resources to maintain a comprehensive global ethics and compliance program (Compliance Program) which is designed to prevent, detect, and appropriately respond to any potential violations of the law, the Code of Conduct, and other Company policies and procedures.
Highlights of our Compliance Program include the following:
•Comprehensive internal policies over such areas as anti-bribery; travel, entertainment, gifts and charitable donations to government officials and other parties; payments to commercial sales representatives; and, the use of non-U.S. police or military organizations for security purposes.  In addition, there are policies and procedures to address customs requirements, visa processing risks, export and re-export controls, economic sanctions, anti-money laundering and anti-boycott laws.
•Global and independent structure of Chief Compliance Officer and other compliance professionals providing compliance advice, customized training and governance, as well as investigating concerns across all regions and countries where we do business.
•Comprehensive employee compliance training program that combines instructor-led and web-based training modules tailored to the key risks that employees face on an ongoing basis.

Baker Hughes Holdings LLC 2020 FORM 10-K | 31

•Due diligence procedures for third parties who conduct business on our behalf, including channel partners (sales representatives, distributors, resellers), administrative service providers, as well as an enhanced risk-based process for classifying channel partners and suppliers.
•Due diligence procedures for merger and acquisition activities.
•Specifically tailored compliance risk assessments and audits focused on country and third party risk.
•Compliance Review Board comprised of senior officers of the Company that meets quarterly to monitor effectiveness of the Compliance Program, as well as product company and regional compliance committees that meet quarterly.
•Technology to monitor and report on compliance matters, including an internal investigations management system, a web-based anti-boycott reporting tool, global trade management systems and comprehensive watch list screening.
•Data privacy compliance policies and procedures to ensure compliance with applicable data privacy requirements.
•A compliance program designed to create an “Open Reporting Environment” where employees are encouraged to report any ethics or compliance matter without fear of retaliation, including a global network of trained employee ombudspersons, and a worldwide, 24-hour business helpline operated by a third party and available in approximately 200 languages.
•Centralized finance organization with company-wide policies.
•Anti-corruption audits of high-risk countries, as well as risk-based compliance audits of third parties.
•We have region-specific processes and procedures for management of HR related issues, including pre-hire screening of employees; a process to screen existing employees prior to promotion into select roles where they may be exposed to finance and/or corruption-related risks; and implementation of a global new hire compliance training module for all employees.
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources, and financial flexibility in order to fund the requirements of our business. Despite the challenging dynamics during 2020, we continue to maintain solid financial strength and liquidity. At December 31, 2020, we had cash and cash equivalents of $4.1 billion compared to $3.2 billion at December 31, 2019. Our liquidity is further supported by a revolving credit facility of $3 billion, and access to both commercial paper and uncommitted lines of credit. At December 31, 2020, we had no borrowings outstanding under the revolving credit facility or our uncommitted lines of credit, and had £600 million ($801 million) commercial paper outstanding. Our next debt maturity is December 2022.
Cash and cash equivalents includes $44 million and $162 million of cash held on behalf of GE at December 31, 2020 and 2019, respectively. Excluding cash held on behalf of GE, our U.S. subsidiaries held approximately $1 billion and $0.4 billion while our foreign subsidiaries held approximately $3.1 billion and $2.7 billion of our cash and cash equivalents as at December 31, 2020 and 2019, respectively. A substantial portion of the cash held by foreign subsidiaries at December 31, 2020 has been reinvested in active non-U.S. business operations. If we decide at a later date to repatriate those funds to the U.S., they will generally be free of U.S. federal tax but may incur other taxes such as withholding or state taxes.
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

Baker Hughes Holdings LLC 2020 FORM 10-K | 32

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
Certain Senior Notes contain covenants that restrict our ability to take certain actions. See "Note 10. Borrowings" of the Notes to Consolidated Financial Statements in this Annual Report for further details. At December 31, 2020, we were in compliance with all debt covenants.
We continuously review our liquidity and capital resources. If market conditions were to change, for instance due to the uncertainty created by the COVID-19 pandemic or a significant decline in oil and gas prices, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be negatively impacted. Additionally, it could cause the rating agencies to lower our credit ratings. There are no ratings triggers that would accelerate the maturity of any borrowings under our committed credit facility; however, a downgrade in our credit ratings could increase the cost of borrowings under the credit facility and could also limit or preclude our ability to issue commercial paper. Should this occur, we could seek alternative sources of funding, including borrowing under the credit facility.
During the year ended December 31, 2020, we dispersed cash to fund a variety of activities including certain working capital needs, restructuring and GE separation related costs, capital expenditures and distributions to members. We believe that cash on hand, cash flows generated from operating and financing activities, and the available credit facility will provide sufficient liquidity to manage our global cash needs.
Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the years ended December 31:

(In millions)	2020	2019
Operating activities	$1,301	$2,168
Investing activities	(618)	(1,045)
Financing activities	225	(1,534)
Fiscal Year 2020 to Fiscal Year 2019
Operating Activities
Our largest source of operating cash is payments from customers, of which the largest component is collecting cash related to our sales of products and services including advance payments or progress collections for work to be performed. The primary use of operating cash is to pay our suppliers, employees, tax authorities and others for a wide range of goods and services.
Cash flows from operating activities generated cash of $1,301 million and $2,168 million for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, cash generated from operating activities were primarily driven by net losses adjusted for certain noncash items (primarily depreciation, amortization, impairments, loss on sale of businesses, and the unrealized gain on an equity security) and working capital, which includes contract and other deferred assets.
Working capital generated $212 million of cash in 2020 primarily due to receivables and positive progress collections partially offset by accounts payable, as we continue to improve our working capital processes. In 2019, working capital generated $627 million of cash primarily due to net positive progress collections and receivables in TPS for equipment contracts. Included in our cash flows from operating activities for 2020 and 2019 are payments of $670 million and $307 million, respectively, made primarily for employee severance as a result of our

Baker Hughes Holdings LLC 2020 FORM 10-K | 33

restructuring activities and separation-related costs including the build-out of information technology infrastructure as a result of GE separation activities.
Investing Activities
Cash flows from investing activities used cash of $618 million and $1,045 million for the years ended December 31, 2020 and 2019, respectively.
Our principal recurring investing activity is the funding of capital expenditures to ensure that we have the appropriate levels and types of machinery and equipment in place to generate revenue from operations. Expenditures for capital assets totaled $974 million and $1,240 million for 2020 and 2019, respectively, partially offset by cash flows from the sale of property, plant and equipment of $187 million and $264 million in 2020 and 2019, respectively. Proceeds from the disposal of assets related primarily to equipment that was lost-in-hole, and to property, machinery and equipment no longer used in operations that was sold throughout the period. In 2020, we received proceeds of $187 million primarily from the sale of our Rod Lift Systems and our Surface Pressure Control Flow businesses. In 2019, we received $77 million from the sale of our high-speed reciprocating compression business.
Financing Activities
Cash flows from financing activities generated cash of $225 million and used cash of $1,534 million for the years ended December 31, 2020 and 2019, respectively.
We had net repayments of short-term debt of $204 million and $542 million in 2020 and 2019, respectively. We had repayments of our long-term debt of $42 million in 2020 and $570 million in 2019, which was primarily driven by our repayment of certain senior notes.
In 2020, we had proceeds from the issuance of commercial paper of £600 million ($737 million at date of issuance). In addition, we had proceeds from the issuance of $500 million aggregate principal amount of 4.486% Senior Notes due May 2030. We pay interest on the notes each May and November. In 2019, we had proceeds from the issuance of $525 million aggregate principal amount of 3.138% Senior Notes due November 2029. We pay interest on the notes each May and November. We used the proceeds from this offering to repurchase all of our outstanding 3.2% Senior Notes due August 2021.
During 2020 and 2019, we made distributions of $744 million and $745 million to our members, respectively. Additionally, in September 2019, we repurchased 11.9 million of its units from GE for a cash consideration of $250 million.
Cash Requirements
In 2021, we believe cash on hand, cash flows from operating activities, the available revolving credit facility, and availability under our existing shelf registrations of debt will provide us with sufficient capital resources and liquidity to manage our working capital needs, meet contractual obligations, fund capital expenditures and distributions, and support the development of our short-term and long-term operating strategies. When necessary, we issue commercial paper or other short-term debt to fund cash needs in the U.S. in excess of the cash generated in the U.S.
Our capital expenditures can be adjusted and managed by us to match market demand and activity levels. Based on current market conditions, capital expenditures, net of proceeds from disposal of assets, in 2021 are expected to be below 2020 levels. The expenditures are expected to be used primarily for normal, recurring items necessary to support our business. We also anticipate making income tax payments in the range of $450 million to $550 million in 2021.

Baker Hughes Holdings LLC 2020 FORM 10-K | 34

Contractual Obligations
In the table below, we set forth our contractual obligations as of December 31, 2020. Certain amounts included in this table are based on our estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors. The contractual obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

	Payments Due by Period
(In millions)	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Total debt and finance lease obligations (1)	$7,446	$890	$1,261	$175	$5,120
Estimated interest payments (2)	3,582	260	481	435	2,406
Operating leases (3)	972	235	286	138	313
Purchase obligations (4)	992	838	123	13	18
Total	$12,992	$2,223	$2,151	$761	$7,857
(1)Amounts represent the expected cash payments for the principal amounts related to our debt, including finance lease obligations. Amounts for debt do not include any deferred issuance costs or unamortized discounts or premiums including step up in the value of the debt on the acquisition of BHI. Expected cash payments for interest are excluded from these amounts. Total debt and finance lease obligations includes $45 million payable to GE and its affiliates. As there is no fixed payment schedule on the amount payable to GE and its affiliates we have classified it as payable in less than one year.
(2)Amounts represent the expected cash payments for interest on our long-term debt and finance lease obligations.
(3)Amounts represent the future minimum payments under operating leases with initial terms of one year or more. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.
(4)Purchase obligations include expenditures for capital assets for 2020 as well as agreements to purchase goods or services or licenses that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
Due to the uncertainty with respect to the timing of potential future cash outflows associated with our uncertain tax positions, we are unable to make reasonable estimates of the period of cash settlement, if any, to the respective taxing authorities. Therefore, $572 million in uncertain tax positions, including interest and penalties, have been excluded from the contractual obligations table above. See "Note 12. Income Taxes" of the Notes to Consolidated Financial Statements in Item 8 herein for further information.
We have certain defined benefit pension and other post-retirement benefit plans covering certain of our U.S. and international employees. In 2020, we made contributions and paid direct benefits of approximately $39 million in connection with those plans, and we anticipate funding between approximately $30 million to $45 million in 2021. Amounts for pension funding obligations are based on assumptions that are subject to change, therefore, we are currently not able to reasonably estimate our contribution figures after 2021. See "Note 11. Employee Benefit Plans" of the Notes to Consolidated Financial Statements in Item 8 herein for further information.
Off-Balance Sheet Arrangements
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees, which totaled approximately $4.1 billion at December 31, 2020. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our consolidated financial statements.
As of December 31, 2020, we had no material off-balance sheet financing arrangements other than those discussed above. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Baker Hughes Holdings LLC 2020 FORM 10-K | 35

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
In December 2020, BHH LLC, Baker Hughes Netherlands Funding Company B.V., and Baker Hughes Co-Obligor, Inc. filed a shelf registration statement on Form S-3 with the SEC to have the ability to sell up to $3 billion in debt securities in amounts to be determined at the time of an offering. Any such offering, if it does occur, may happen in one or more transactions. The specific terms of any debt securities to be sold would be described in supplemental filings with the SEC. The registration statement will expire in December 2023.
Customer receivables: In line with industry practice, we may bill our customers for services provided in arrears dependent upon contractual terms. In a challenging economic environment, we may experience delays in the payment of our invoices due to customers' lower cash flow from operations or their more limited access to credit markets. While historically there have not been material non-payment events, we attempt to mitigate this risk through working with our customers to restructure their debts. A customer's failure or delay in payment could have a material adverse effect on our short-term liquidity and results from operations. As of December 31, 2020, 16% of our gross trade receivables were from customers in the U.S. Other than the U.S., no other country or single customer accounted for more than 10% of our gross trade receivables at this date. As of December 31, 2019, 19% of our gross trade receivables were from customers in the U.S.
International operations: Our cash that is held outside the U.S. is 76% of the total cash balance as of December 31, 2020. We may not be able to use this cash quickly and efficiently due to exchange or cash controls that could make it challenging. As a result, our cash balance may not represent our ability to quickly and efficiently use this cash.
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
CRITICAL ACCOUNTING ESTIMATES
Accounting estimates and assumptions discussed in this section are those considered to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. Many of these estimates include determining fair value. These estimates reflect our best judgment about current, and for some estimates future, economic and market conditions and their potential effects based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that the judgments and estimates described below could change, which may result in future impairments of goodwill, intangibles and long-lived assets, increases in reserves for contingencies, establishment of valuation allowances on deferred tax assets and increased tax liabilities, among other effects. Also, see "Note 1. Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements in Item 8 herein, which discusses our most significant accounting policies.
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

Baker Hughes Holdings LLC 2020 FORM 10-K | 36

following are the critical accounting estimates used in the preparation of our consolidated financial statements. There are other items within our consolidated financial statements that require estimation and judgment but they are not deemed critical as defined above.
Revenue Recognition on Long-Term Product Services Agreements
We have long-term service agreements with our customers predominately within our TPS segment. These agreements typically require us to maintain assets sold to the customer over a defined contract term. These agreements have average contract terms of greater than 10 years. From time to time, these contract terms may be extended through contract modifications or amendments, which may result in revisions to future billing and cost estimates. Revenue recognition on long-term product services agreements requires estimates of both customer payments and the costs to perform required maintenance services over the contract term. We recognize revenue on an overtime basis using input method to measure our progress toward completion at the estimated margin rate of the contract.
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
The difference between the timing of our revenue recognition and cash received from our customers results in either a contract asset (revenue in excess of billings) or a contract liability (billings in excess of revenue). See "Note 7. Contract and Other Deferred Assets" and "Note 8. Progress Collections and Deferred Income" of the Notes to Consolidated Financial Statements in Item 8 herein for further information.
We regularly assess customer credit risk inherent in the carrying amounts of receivables and contract assets and estimated earnings, including the risk that contractual penalties may not be sufficient to offset our accumulated investment in the event of customer termination. We gain insight into expected future utilization and cost trends, as well as credit risk, through our knowledge of the equipment installed and the close interaction with our customers through supplying critical services and parts over extended periods. Revisions to cost or billing estimates may affect a product services agreement’s total estimated profitability resulting in an adjustment of earnings; such adjustments generated earnings of $17 million, $(1) million and $26 million for the three years ended December 31, 2020, 2019 and 2018, respectively. We provide for probable losses when they become evident.
On December 31, 2020, our long-term product service agreements, net of related billings in excess of revenues, of $0.3 billion, represent approximately 2.9% of our total estimated life of contract billings of $11.2 billion.  Cash billings collected on these contracts were approximately $0.6 billion during the years ended December 31, 2020 and 2019.  Our contracts (on average) are approximately 18% complete based on costs incurred to date and our estimate of future costs. Revisions to our estimates of future revenue or costs that increase or decrease total estimated contract profitability by 1% would increase or decrease the long-term product service agreements balance by $0.04 billion.
Goodwill and Other Identified Intangible Assets
We perform an annual impairment test of goodwill on a qualitative or quantitative basis for each of our reporting units as of July 1, or more frequently when circumstances indicate an impairment may exist at the reporting unit level. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. When performing the annual impairment test we have the option of first performing a qualitative

Baker Hughes Holdings LLC 2020 FORM 10-K | 37

assessment to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, we would then be required to perform a quantitative impairment assessment of goodwill. However, if the assessment leads to a determination that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then no further assessments are required. A quantitative assessment for the determination of impairment is made by comparing the carrying amount of each reporting unit with its fair value, which is generally calculated using a combination of market, comparable transaction and discounted cash flow approaches. We assess the valuation methodology based upon the relevance and availability of the data at the time the valuation is performed.
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
Projected benefit obligations are measured as the present value of expected payments discounted using the weighted average of market observed yields for high quality fixed income securities with maturities that correspond to the payment of benefits, lower discount rates increase present values and subsequent year pension expense and higher discount rates decrease present values and subsequent year pension expense. The discount rates used to determine the benefit obligations for our principal pension plans at December 31, 2020 and 2019 were 1.66% and 2.34%, respectively, reflecting market interest rates. Our expected return on assets at December 31, 2020 and 2019 was 4.20% and 5.48%, respectively.
Income Taxes
We operate in more than 120 countries and our effective tax rate is based on our income, statutory tax rates, and differences between tax laws and the U.S. GAAP in these various jurisdictions. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. This rate is further impacted by the extent earnings are indefinitely reinvested as repatriation of these foreign earnings would incur other additional taxes such as withholding and income taxes. Indefinite reinvestment is determined by management’s judgment and intentions concerning the future operations of the Company. In cases where repatriation would otherwise incur significant withholding or income taxes, these foreign earnings have been indefinitely reinvested in active non-U.S. business operations. Computation of the potential deferred tax liability associated with these undistributed earnings and any other basis differences is not practicable.
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
Our tax filings routinely are subject to audit by the tax authorities in the jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the tax authorities or through the courts. We have provided for the amounts we believe will ultimately result from these proceedings, but settlements of issues raised in these audits may affect our tax rate. We have $454 million of gross unrecognized tax benefits, excluding interest and penalties, at December 31, 2020. We are not able to reasonably estimate in which future periods these amounts ultimately will be settled.

Baker Hughes Holdings LLC 2020 FORM 10-K | 38

Other Loss Contingencies
Other loss contingencies are uncertain and unresolved matters that arise in the ordinary course of business and result from events or actions by others that have the potential to result in a future loss. Such contingencies include, but are not limited to, environmental obligations, litigation, regulatory proceedings, product quality, and losses resulting from other events and developments.
The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures as well as disclosures about any contingent assets and liabilities. We base these estimates and judgments on historical experience and other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects are subject to uncertainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the business environment in which we operate changes.
Allowance for Credit Losses
The estimation of anticipated credit losses that may be incurred as we work through the invoice collection process with our customers requires us to make judgments and estimates regarding our customers' ability to pay amounts due to us. We monitor our customers' payment history and current credit worthiness to determine that collectability is reasonably assured. We also consider the overall business climate in which our customers operate. For accounts receivable, a loss allowance matrix is utilized to measure lifetime expected credit losses. The matrix contemplates historical credit losses by age of receivables, adjusted for any forward-looking information and management expectations. At December 31, 2020 and 2019, the allowance for credit losses totaled $373 million and $323 million of total gross accounts receivable, respectively. We believe that our allowance for credit losses is adequate to cover the anticipated credit losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional credit losses that may be required.
Inventory Reserves
Inventory is a significant component of current assets and is stated at the lower of cost or net realizable value. This requires us to record provisions and maintain reserves for excess, slow moving, and obsolete inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand, market conditions, production requirements, and technological developments. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential future outcomes. At December 31, 2020 and 2019, inventory reserves totaled $421 million and $429 million of gross inventory, respectively. We believe that our reserves are adequate to properly value potential excess, slow moving, and obsolete inventory under current conditions. Significant or unanticipated changes to our estimates and forecasts could impact the amount and timing of any additional provisions for excess, slow moving or obsolete inventory that may be required.
NEW ACCOUNTING STANDARDS TO BE ADOPTED
See "Note 1. Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements in Item 8 herein for further discussion of accounting standards to be adopted.
RELATED PARTY TRANSACTIONS
See "Note 16. Related Party Transactions" of the Notes to Consolidated Financial Statements in Item 8 herein for further discussion of related party transactions.

Baker Hughes Holdings LLC 2020 FORM 10-K | 39

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
INTEREST RATE RISK
All of our long-term debt is comprised of fixed rate instruments. We are subject to interest rate risk on our debt and investment portfolio. We may use interest rate swaps to manage the economic effect of fixed rate obligations associated with certain debt. There were no outstanding interest rate swap agreements as of December 31, 2020. The following table sets forth our fixed rate long-term debt, excluding finance leases, and the related weighted average interest rates by expected maturity dates.

(In millions)	2021	2022	2023	2024	2025	Thereafter	Total (2)
As of December 31, 2020
Long-term debt (1)	$—	$1,250	$—	$107	$—	$5,106	$6,463
Weighted average interest rates	—%	2.88%	—%	4.06%	—%	3.89%	3.71%
(1)Fair market value of our fixed rate long-term debt, excluding finance leases, was $7.5 billion at December 31, 2020.
(2)Amounts represent the principal value of our long-term debt outstanding and related weighted average interest rates at the end of the respective period.
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

Baker Hughes Holdings LLC 2020 FORM 10-K | 40

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
We use cash flow hedging primarily to reduce or eliminate the effects of foreign currency exchange rate changes on purchase and sale contracts. Accordingly, most derivative activity in this category consists of currency exchange contracts. We had outstanding foreign currency forward contracts with notional amounts aggregating $6.8 billion and $5.3 billion to hedge exposure to currency fluctuations in various foreign currencies at December 31, 2020 and 2019, respectively. The notional amount of these derivative instruments do not generally represent cash amounts exchanged by us and the counterparties, but rather the nominal amount upon which changes in the value of the derivatives are measured.
As of December 31, 2020, the Company estimates that a 1% appreciation or depreciation in the U.S. dollar would result in an impact of less than $5 million to our pre-tax earnings, however, the Company is generally able to mitigate its foreign exchange exposure, where there are liquid financial markets, through use of foreign currency derivative transactions. Also, see "Note 14. Financial Instruments" of the Notes to Consolidated Financial Statements in Item 8 herein, which has additional details on our strategy.

Baker Hughes Holdings LLC 2020 FORM 10-K | 41

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2020. This conclusion is based on the recognition that there are inherent limitations in all systems of internal control. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
Houston, Texas
February 25, 2021

Baker Hughes Holdings LLC 2020 FORM 10-K | 42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members
Baker Hughes Holdings LLC:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial position of Baker Hughes Holdings LLC and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income (loss), comprehensive income (loss), changes in members' equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue recognition on certain agreements for sales of new products manufactured to unique customer specifications
As discussed in Note 1 to the consolidated financial statements, the Company enters into agreements for sales of goods manufactured to unique customer specifications on an over time basis. Revenue from these types of contracts is recognized to the extent of progress towards completion measured by actual costs incurred relative to total expected costs. The Company provides for potential losses on these types of contracts when it is probable that a loss will be incurred.
We identified revenue recognition for certain agreements for sales of new products as a critical audit matter. Complex auditor judgment was required in evaluating the Company's long-term estimates of the expected direct material costs to be incurred in order to complete these agreements.

Baker Hughes Holdings LLC 2020 FORM 10-K | 43

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process for sales of new products. This included controls pertaining to the Company's estimation of direct material costs expected to be incurred to complete agreements for sales of new products. We evaluated the Company's ability to accurately estimate direct material costs expected to be incurred to complete the agreements for sales of new products. We evaluated the estimated direct material costs expected to be incurred to complete the new products for the agreements by:
–questioning the Company's finance and project managers regarding progress to date based on the latest project reports and the costs expected to still be incurred until completion;
–observing project review meetings performed by the Company or inspecting relevant minutes of those meetings to identify changes in the estimated costs expected to be incurred to complete the contract and related contract margins;
–investigating changes to the contract margin when compared to the prior year's estimated contract margin; and
–evaluating the estimated direct material costs to be incurred by obtaining supplier cost estimates and considering changes to those estimates during the year.
Goodwill impairment in the Oilfield Services reporting unit
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company has four reporting units which are monitored for impairment on the basis of market conditions. The Company performs an impairment test on goodwill on an annual basis for each of its reporting units as of July 1, or more frequently when circumstances indicate that an impairment indicator exists at the reporting unit level. Potential impairment indicators include the results of the most recent annual impairment testing, downward revisions to internal forecasts, declines in market capitalization below book value, and the magnitude and duration of those declines, if any. The Company identified impairment indicators and therefore performed an interim quantitative impairment test comparing the fair value of each of its reporting units to its carrying value as of March 31, 2020. Based on the results of the quantitative impairment test as of March 31, 2020, the Company concluded that the carrying value of the Oilfield Services reporting unit exceeded its estimated fair value and recorded a goodwill impairment charge in the amount of $11,428 million associated with the Oilfield Services reporting unit. The goodwill balance as of December 31, 2020 was $5,739 million, of which $1,301 million was related to the Oilfield Services reporting unit. Projected revenue, projected operating profit, and the discount rate are elements of the estimated future cash flows used by the Company in determining the fair value of each of the reporting units.
We identified the evaluation of the goodwill impairment analysis for the Oilfield Services reporting unit as a critical audit matter. Specifically, the evaluation of projected revenue and projected operating profit required the application of subjective auditor judgment because these projections involve assumptions about future events. In addition, changes to the discount rate assumptions may have a significant effect on the Company’s assessment of the carrying value of the goodwill of the reporting unit.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the goodwill impairment process. This included controls relating to management’s goodwill impairment test, the development of projected financial information and the discount rate, and management’s review of the projections. We evaluated the projected revenue and projected operating profit assumptions by comparing the projected amounts to (1) the past performance of the reporting unit, including historical actual results, and (2) relevant industry benchmark data related to future events. We also considered evidence obtained in other areas of the audit. We evaluated the Company’s ability to accurately prepare projections by comparing the projected revenues and projected operating profit to actual results for the period. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rate used by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities.
/s/ KPMG LLP
We have served as the Company’s auditor since 2017.
Houston, Texas
February 25, 2021

Baker Hughes Holdings LLC 2020 FORM 10-K | 44

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members
Baker Hughes Holdings LLC:
Opinion on Internal Control Over Financial Reporting
We have audited Baker Hughes Holdings LLC and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of December 31, 2020 and 2019, the related consolidated statements of income (loss), comprehensive income (loss), changes in members' equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2021 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Houston, Texas
February 25, 2021

Baker Hughes Holdings LLC 2020 FORM 10-K | 45

BAKER HUGHES HOLDINGS LLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
(In millions, except per unit amounts)	2020	2019	2018
Revenue:
Sales of goods	$12,846	$13,689	$13,113
Sales of services	7,859	10,149	9,764
Total revenue	20,705	23,838	22,877
Costs and expenses:
Cost of goods sold	11,383	11,798	11,524
Cost of services sold	6,123	7,608	7,367
Selling, general and administrative	2,404	2,832	2,699
Goodwill impairment	14,717	—	—
Restructuring, impairment and other	1,866	342	433
Separation and merger related	134	184	153
Total costs and expenses	36,627	22,764	22,176
Operating income (loss)	(15,922)	1,074	701
Other non-operating income (loss), net	1,040	(84)	202
Interest expense, net	(264)	(237)	(223)
Income (loss) before income taxes and equity in loss of affiliate	(15,146)	753	680
Equity in loss of affiliate	—	—	(139)
Provision for income taxes	(650)	(476)	(402)
Net income (loss)	(15,796)	277	139
Less: Net income attributable to noncontrolling interests	29	36	19
Net income (loss) attributable to Baker Hughes Holdings LLC	$(15,825)	$241	$120

Cash distribution per common unit	$0.72	$0.72	$0.72
See accompanying Notes to Consolidated Financial Statements

Baker Hughes Holdings LLC 2020 FORM 10-K | 46

BAKER HUGHES HOLDINGS LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In millions)	2020	2019	2018
Net income (loss)	$(15,796)	$277	$139
Less: Net income attributable to noncontrolling interests	29	36	19
Net income (loss) attributable to Baker Hughes Holdings LLC	(15,825)	241	120
Other comprehensive income (loss):
Investment securities	(2)	2	(3)
Foreign currency translation adjustments	175	53	(502)
Cash flow hedges	(5)	12	(4)
Benefit plans	(124)	(75)	(64)
Other comprehensive income (loss)	44	(8)	(573)
Less: Other comprehensive loss attributable to noncontrolling interests	(3)	—	—
Other comprehensive income (loss) attributable to Baker Hughes Holdings LLC	47	(8)	(573)
Comprehensive income (loss)	(15,752)	269	(434)
Less: Comprehensive income attributable to noncontrolling interests	26	36	19
Comprehensive income (loss) attributable to Baker Hughes Holdings LLC	$(15,778)	$233	$(453)
See accompanying Notes to Consolidated Financial Statements

Baker Hughes Holdings LLC 2020 FORM 10-K | 47

BAKER HUGHES HOLDINGS LLC
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(In millions)	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents (1)	$4,125	$3,245
Current receivables, net	5,700	6,491
Inventories, net	4,421	4,608
All other current assets	2,280	949
Total current assets	16,526	15,293
Property, plant and equipment, less accumulated depreciation	5,358	6,240
Goodwill	5,739	20,396
Other intangible assets, net	4,397	5,381
Contract and other deferred assets	2,001	1,881
All other assets	2,955	3,058
Deferred income taxes	953	964
Total assets (1)	$37,929	$53,213
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$3,532	$4,268
Short-term debt and current portion of long-term debt (1)	889	321
Progress collections and deferred income	3,454	2,870
All other current liabilities	2,431	2,535
Total current liabilities	10,306	9,994
Long-term debt	6,744	6,301
Deferred income taxes	108	—
Liabilities for pensions and other employee benefits	1,217	1,079
All other liabilities	1,391	1,425
Members' Equity:
Members' capital (common units 1,035 and 1,027 issued and outstanding as of December 31, 2020 and 2019, respectively)	36,512	36,998
Retained loss	(15,939)	(110)
Accumulated other comprehensive loss	(2,542)	(2,589)
Baker Hughes Holdings LLC equity	18,031	34,299
Noncontrolling interests	132	115
Total equity	18,163	34,414
Total liabilities and equity	$37,929	$53,213
(1)Total assets include $45 million and $273 million of assets held on behalf of GE, of which $44 million and $162 million is cash and cash equivalents and $1 million and $111 million is investment securities at December 31, 2020 and 2019, respectively, and a corresponding amount of liability is reported in short-term borrowings. See "Note 16. Related Party Transactions" for further details.
See accompanying Notes to Consolidated Financial Statements

Baker Hughes Holdings LLC 2020 FORM 10-K | 48

BAKER HUGHES HOLDINGS LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

(In millions, except per unit amounts)	Members' Capital	Retained Loss	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance at December 31, 2017	$40,678	$(541)	$(1,881)	$140	$38,396
Effect of adoption of ASU 2016-16 on taxes		67			67
Comprehensive income (loss):
Net income		120		19	139
Other comprehensive loss			(573)		(573)
Regular cash distribution to members ($0.72 per unit)	(787)				(787)
Other cash distribution to members	(37)				(37)
Repurchase of common units	(2,461)				(2,461)
Baker Hughes Stock-based compensation cost	121				121
Other	68		(8)	(49)	11
Balance at December 31, 2018	37,582	(354)	(2,462)	110	34,876
Comprehensive income (loss):
Net income		241		36	277
Other comprehensive loss			(8)		(8)
Regular cash distribution to members ($0.72 per unit)	(745)				(745)
Repurchase of common units	(250)				(250)
Baker Hughes Stock-based compensation cost	187				187
Other	224	3	(119)	(31)	77
Balance at December 31, 2019	36,998	(110)	(2,589)	115	34,414
Comprehensive income (loss):
Net loss		(15,825)		29	(15,796)
Other comprehensive Income (loss)			47	(3)	44
Regular cash distribution to members ($0.72 per share)	(744)				(744)
Baker Hughes Stock-based compensation cost	210				210
Other	48	(4)		(9)	35
Balance at December 31, 2020	$36,512	$(15,939)	$(2,542)	$132	$18,163
See accompanying Notes to Consolidated Financial Statements

Baker Hughes Holdings LLC 2020 FORM 10-K | 49

BAKER HUGHES HOLDINGS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(15,796)	$277	$139
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	1,317	1,418	1,486
Goodwill impairment	14,717	—	—
Intangible assets impairment	729	—	—
Property, plant and equipment impairment	461	107	80
Inventory impairment	246	—	105
Loss (gain) on business dispositions	353	138	(171)
Provision (benefit) for deferred income taxes	143	51	(98)
Unrealized gain on equity security	(1,417)	—	—
Equity in loss of affiliate	—	—	139
Changes in operating assets and liabilities:
Current receivables	676	(521)	(160)
Inventories	(80)	(200)	(339)
Accounts payable	(711)	261	738
Progress collections and deferred income	396	1,147	(27)
Contract and other deferred assets	(69)	(60)	129
Other operating items, net	336	(450)	(283)
Net cash flows from operating activities	1,301	2,168	1,738

Cash flows from investing activities:
Expenditures for capital assets	(974)	(1,240)	(995)
Proceeds from disposal of assets	187	264	458
Proceeds from business dispositions	187	77	453
Net cash paid for business interests	(26)	(176)	(530)
Other investing items, net	8	30	36
Net cash flows used in investing activities	(618)	(1,045)	(578)

Cash flows from financing activities:
Net repayments of short-term debt	(204)	(542)	(376)
Proceeds from the issuance of long-term debt	500	525	—
Proceeds from issuance of commercial paper	737	—	—
Repayments of long-term debt	(42)	(570)	(684)
Distributions to members	(744)	(745)	(824)
Repurchase of common units	—	(250)	(2,486)
Other financing items, net	(22)	48	(11)
Net cash flows from (used in) financing activities	225	(1,534)	(4,381)
Effect of currency exchange rate changes on cash and cash equivalents	(28)	(21)	(128)
Increase (decrease) in cash and cash equivalents	880	(432)	(3,349)
Cash and cash equivalents, beginning of period	3,245	3,677	7,026
Cash and cash equivalents, end of period	$4,125	$3,245	$3,677
See "Note 20. Supplementary Information" for additional cash flow disclosures.
See accompanying Notes to Consolidated Financial Statements

Baker Hughes Holdings LLC 2020 FORM 10-K | 50

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF THE BUSINESS
Baker Hughes Holdings LLC, a Delaware limited liability company (the Company, BHH LLC, we, us, or our), and the successor to Baker Hughes Incorporated, a Delaware corporation (BHI) is an energy technology company with a diversified portfolio of technologies and services that span the entire energy value chain. The partnership was formed as the result of a combination between BHI and the oil and gas business (GE O&G) of General Electric Company (GE). On April 15, 2020, the Company changed its name from Baker Hughes, a GE company, LLC to Baker Hughes Holdings LLC. As of December 31, 2020, GE owns approximately 30.1% of our common units and Baker Hughes Company (Baker Hughes) owns approximately 69.9% of our common units.
BASIS OF PRESENTATION
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. and such principles, U.S. GAAP) and pursuant to the rules and regulations of the SEC for annual financial information. All intercompany accounts and transactions have been eliminated.
In connection with the Transactions, we entered into and are governed by an Amended & Restated Limited Liability Company Agreement, dated as of July 3, 2017, as further amended and restated on April 15, 2020 (the BHH LLC Agreement). Under the BHH LLC Agreement, EHHC Newco, LLC (EHHC), a wholly owned subsidiary of Baker Hughes, is our sole managing member and Baker Hughes is the sole managing member of EHHC. As our managing member, EHHC conducts, directs and exercises full control over all our activities, including our day-to-day business affairs and decision-making, without the approval of any other member. As such, EHHC is responsible for all our operational and administrative decisions and the day-to-day management of our business.
In the Company's consolidated financial statements and notes, certain amounts have been reclassified to conform with the current year presentation. In the notes to the consolidated financial statements, all dollar and common unit amounts in tabulations are in millions of dollars and units, respectively, unless otherwise indicated. Certain columns and rows in our financial statements and notes thereto may not add due to the use of rounded numbers.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of any contingent assets or liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and judgments on historical experience and on various other assumptions and information that we believe to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty, and accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. While we believe that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates. Estimates are used for, but are not limited to, determining the following: allowance for credit losses and inventory valuation reserves; recoverability of long-lived assets, including revenue recognition on long-term contracts, valuation of goodwill; useful lives used in depreciation and amortization; income taxes and related valuation allowances; accruals for contingencies; actuarial assumptions to determine costs and liabilities related to employee benefit plans; stock-based compensation expense; valuation of derivatives and the fair value of assets acquired and liabilities assumed in acquisitions; and expense allocations for certain corporate functions and shared services provided by GE.

Baker Hughes Holdings LLC 2020 FORM 10-K | 51

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
Foreign Currency
Assets and liabilities of non-U.S. operations with a functional currency other than the U.S. dollar have been translated into U.S. dollars using our period end exchange rates, and revenue, expenses, and cash flows have been translated at average rates for the respective periods. Any resulting translation gains and losses are included in other comprehensive income (loss).
Gains and losses from foreign currency transactions, such as those resulting from the settlement of receivables or payables in the non-functional currency and those resulting from remeasurements of monetary items, are included in the consolidated statements of income (loss).
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

Baker Hughes Holdings LLC 2020 FORM 10-K | 52

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
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
Performance Obligations Satisfied at a Point In Time
We sell certain tangible products, largely spare equipment, through our services business. We recognize revenue for this equipment at the point in time that the customer obtains control of the good, which is at the point in time we deliver the spare part to the customer. Our billing terms for these point in time service contracts vary, but are generally based on shipment of the goods to the customer.
Research and Development
Research and development costs are expensed as incurred and relate to the research and development of new products and services. These costs amounted to $595 million, $687 million and $700 million for the years ended December 31, 2020, 2019 and 2018, respectively. Research and development expenses were reported in cost of goods sold and cost of services sold.
Separation and Merger Related
In 2020 and 2019, separation and merger related costs primarily include costs incurred in connection with the separation from GE and the finalization of the Master Agreement Framework and Omnibus Agreement. Prior to 2019, separation and merger related costs primarily include costs associated with the combination of BHI and GE O&G.
Cash and Cash Equivalents
Short-term investments with original maturities of three months or less are included in cash equivalents unless designated as available-for-sale and classified as investment securities.
As of December 31, 2020 and 2019, we had $687 million and $1,102 million, respectively, of cash held in bank accounts that cannot be released, transferred or otherwise converted into a currency that is regularly transacted internationally, due to lack of market liquidity, capital controls or similar monetary or exchange limitations limiting the flow of capital out of the jurisdiction. These funds are available to fund operations and growth in these jurisdictions and we do not currently anticipate a need to transfer these funds to the U.S. Included in these amounts are $42 million and $142 million, as of December 31, 2020 and 2019, respectively, held on behalf of GE.
Cash and cash equivalents includes a total of $44 million and $162 million of cash at December 31, 2020 and 2019, respectively, held on behalf of GE, and a corresponding liability is reported in short-term borrowings. See "Note 16. Related Party Transactions" for further details.
Allowance for Credit Losses
We monitor our customers' payment history and current credit worthiness to determine that collectability of the related financial assets are reasonably assured. We also consider the overall business climate in which our customers operate. For accounts receivable, a loss allowance matrix is utilized to measure lifetime expected credit losses. The matrix contemplates historical credit losses by age of receivables, adjusted for any forward-looking information and management expectations.

Baker Hughes Holdings LLC 2020 FORM 10-K | 53

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
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
Property, Plant and Equipment (PP&E)
Property, plant and equipment is initially stated at cost and is depreciated over its estimated economic life. Subsequently, property, plant and equipment is measured at cost less accumulated depreciation, which is generally provided by using the straight-line method over the estimated economic lives of the individual assets, and impairment losses. We manufacture a substantial portion of our tools and equipment in our OFS segment and the cost of these items, which includes direct and indirect manufacturing costs, is capitalized in inventory and subsequently moved to PP&E.
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

Baker Hughes Holdings LLC 2020 FORM 10-K | 54

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
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
We have a program that utilizes foreign currency forward contracts to reduce the risks associated with the effects of certain foreign currency exposures. Under this program, our strategy is to have gains or losses on the foreign currency forward contracts mitigate the foreign currency transaction and translation gains or losses to the extent practical. These foreign currency exposures typically arise from changes in the value of assets (for example, current receivables) and liabilities (for example, current payables) which are denominated in currencies other than the functional currency of the respective entity. We record all derivatives as of the end of our reporting period in our consolidated statement of financial position at fair value. For the forward contracts held as undesignated hedging instruments, we record the changes in fair value of the forward contracts in our consolidated statements of income (loss) along with the change in the fair value, related to foreign exchange movements, of the hedged item. Changes in the fair value of forward contracts designated as cash flow hedging instruments are recognized in other comprehensive income until the hedged item is recognized in earnings.
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
Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:
•Level 1 - Quoted prices for identical instruments in active markets.
•Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•Level 3 - Significant inputs to the valuation model are unobservable.
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

Baker Hughes Holdings LLC 2020 FORM 10-K | 55

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
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
Investments in Equity Securities
Investments in equity securities (of entities in which we do not have either a controlling financial interest or significant influence, most often because we hold a voting interest of 0% to 20%) with readily determinable fair values are measured at fair value with changes in fair value recognized in earnings and reported in "other non- operating income (loss), net" in the consolidated statements of income (loss). Equity securities that do not have readily determinable fair values are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar equity securities of the same issuer. These changes are recorded in "other non-operating income (loss), net" in the consolidated statements of income (loss).
Associated companies are entities in which we do not have a controlling financial interest, but over which we have significant influence, most often because we hold a voting interest of 20% to 50%. Associated companies are accounted for as equity method investments. The results of associated companies are presented in the consolidated statements of income (loss) as follows: (i) if the associated company is integral to our operations, their results are included in "Selling, general and administrative," (ii) if the associated company is not integral to our operations, their results are included in "Other non-operating income (loss), net," and (iii) our equity method investment in BJ Services, which was a Delaware limited liability company, is presented in "Equity in loss of affiliate." Investments in, and advances to, associated companies are presented on a one-line basis in the caption "All other assets" in our consolidated statement of financial position.

Baker Hughes Holdings LLC 2020 FORM 10-K | 56

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
Income Taxes
We are treated as a partnership for U.S. federal income tax purposes. As such, except for certain U.S. corporations owned by the Company, we are not subject to U.S. federal income tax under current U.S. tax laws.

Our members will each be required to take into account for U.S. federal income tax purposes their distributive share of our items of income, gain, loss and deduction, which generally will include the U.S. operations of both Baker Hughes and GE O&G. Baker Hughes and GE will each be taxed on their distributive share of income and gain, whether or not a corresponding amount of cash or other property is distributed to them. For assets held indirectly by us through subsidiaries, including both foreign and U.S., the taxes attributable to those subsidiaries will be reflected in our consolidated financial statements.
We account for taxes under the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial statement and tax return bases of assets and liabilities as well as from net operating losses and tax credit carryforwards, based on enacted tax rates expected to be in effect when taxes actually are paid or recovered and other provisions of the tax law. The effect of a change in tax laws or rates on deferred tax assets and liabilities is recognized in income in the period in which such change is enacted. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not, and a valuation allowance is established for any portion of a deferred tax asset that management believes may not more likely than not be realized.
Indefinite reinvestment is determined by management’s judgment and intentions concerning the future operations of the Company. In cases where repatriation would otherwise incur significant withholding or income taxes, these foreign earnings have been indefinitely reinvested in the Company’s active non-U.S. business operations. Computation of the potential deferred tax liability associated with these undistributed earnings and any other basis difference is not practicable.
Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We operate in more than 120 countries and our tax filings are subject to audit by the tax authorities in the jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the tax authorities or through the courts. We have provided for the amounts that we believe will ultimately result from these proceedings. We recognize uncertain tax positions that are “more likely than not” to be sustained if the relevant tax authority were to audit the position with full knowledge of all the relevant facts and other information. For those tax positions that meet this threshold, we measure the amount of tax benefit based on the largest amount of tax benefit that has a greater than 50% chance of being realized in a final settlement with the relevant authority. We classify interest and penalties associated with uncertain tax positions as income tax expense. The effects of tax adjustments and settlements from taxing authorities are presented in financial statements in the period they are recorded.
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

Baker Hughes Holdings LLC 2020 FORM 10-K | 57

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
NEW ACCOUNTING STANDARDS ADOPTED
Financial Instruments - Credit Losses
On January 1, 2020, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses. The ASU introduces a new accounting model, the Current Expected Credit Losses model (CECL), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models previously used under U.S. GAAP, which generally require that a loss be incurred before it is recognized. The new standard also applies to financial assets arising from revenue transactions such as contract assets and accounts receivables. The adoption did not have a material impact on our consolidated financial statements.
Intangibles - Goodwill and Other
On January 1, 2020, we adopted FASB ASU No. 2017-04, Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating the requirement to calculate the fair value of the individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the new ASU, when required to test goodwill for recoverability, an entity will perform its goodwill impairment test by comparing the fair value of the reporting unit with its carrying value and should recognize an impairment charge for the amount by which the carrying value exceeds the fair value of the reporting unit. We have applied this ASU on a prospective basis. See "Note 6. Goodwill and Other Intangible Assets" for further details.
NEW ACCOUNTING STANDARDS TO BE ADOPTED
All other new accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.
NOTE 2. REVENUE RELATED TO CONTRACTS WITH CUSTOMERS
DISAGGREGATED REVENUE
We disaggregate our revenue from contracts with customers by primary geographic markets.

Total Revenue	2020	2019	2018
U.S.	$4,638	$6,188	$6,576
Non-U.S.	16,067	17,650	16,301
Total	$20,705	$23,838	$22,877
REMAINING PERFORMANCE OBLIGATIONS
As of December 31, 2020 and 2019, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $23.4 billion and $22.9 billion, respectively. As of December 31, 2020, we expect to recognize revenue of approximately 51%, 67% and 90% of the total remaining performance obligations within 2, 5, and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.

Baker Hughes Holdings LLC 2020 FORM 10-K | 58

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
NOTE 3. CURRENT RECEIVABLES
Current receivables are comprised of the following at December 31:

	2020	2019
Customer receivables	$4,676	$5,448
Related parties	507	570
Other	890	796
Total current receivables	6,073	6,814
Less: Allowance for credit losses	(373)	(323)
Total current receivables, net	$5,700	$6,491
Customer receivables are recorded at the invoiced amount. Related parties consists primarily of amounts owed to us by GE. The "Other" category consists primarily of indirect taxes, advance payments to suppliers, other tax receivables and customer retentions.
NOTE 4. INVENTORIES
Inventories, net of reserves of $421 million and $429 million in 2020 and 2019, respectively, are comprised of the following at December 31:

	2020	2019
Finished goods	$2,337	$2,546
Work in process and raw materials	2,084	2,062
Total inventories, net	$4,421	$4,608
We recorded inventory impairments of $246 million, nil, and $105 million for the years ended December 31, 2020, 2019, and 2018, respectively. Inventory impairments in 2020 and 2018 are predominantly in our Oilfield Services segment and Oilfield Equipment segment, respectively, as a result of certain restructuring activities initiated by the Company. Charges for inventory impairments are reported in the "Cost of goods sold" caption of the consolidated statements of income (loss).
NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are comprised of the following at December 31:

	Useful Life	2020	2019
Land and improvements (1)	8 - 20 years (1)	$404	$430
Buildings, structures and related equipment	5 - 40 years	2,618	2,870
Machinery, equipment and other	2 - 20 years	7,451	7,324
Total cost		10,473	10,624
Less: Accumulated depreciation		(5,115)	(4,384)
Property, plant and equipment, less accumulated depreciation		$5,358	$6,240
(1)Useful life excludes land.
Depreciation expense relating to property, plant and equipment was $1,009 million, $1,053 million and $1,031 million for the years ended December 31, 2020, 2019 and 2018, respectively. See "Note 18. Restructuring, Impairment and Other" for additional information on property, plant and equipment impairments.

Baker Hughes Holdings LLC 2020 FORM 10-K | 59

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
NOTE 6. GOODWILL AND INTANGIBLE ASSETS
GOODWILL
The changes in the carrying value of goodwill are detailed below by segment:

	Oilfield Services	Oilfield Equipment	Turbo-machinery & Process Solutions	Digital Solutions	Total
Balance at December 31, 2018, gross	$15,382	$4,177	$2,186	$2,432	$24,177
Accumulated impairment at December 31, 2018	(2,633)	(867)	—	(254)	(3,754)
Balance at December 31, 2018	12,749	3,310	2,186	2,178	20,423
Currency exchange and others	—	9	(15)	(21)	(27)
Balance at December 31, 2019	12,749	3,319	2,171	2,157	20,396
Impairment	(11,428)	(3,289)	—	—	(14,717)
Currency exchange and others	(20)	(24)	63	41	60
Balance at December 31, 2020	$1,301	$6	$2,234	$2,198	$5,739
We perform our annual goodwill impairment test for each of our reporting units as of July 1 of each fiscal year, in conjunction with our annual strategic planning process. Our reporting units are the same as our four reportable segments. In addition to our annual impairment test, we also test goodwill for impairment between annual impairment dates whenever events or circumstances occur which, in our judgment, could more likely than not reduce the fair value of one or more reporting units below its carrying value. Potential impairment indicators include, but are not limited to, (i) the results of our most recent annual or interim impairment testing, in particular the magnitude of the excess of fair value over carrying value observed, (ii) downward revisions to internal forecasts, and the magnitude thereof, if any, and (iii) declines in Baker Hughes' market capitalization below our book value, and the magnitude and duration of those declines, if any.
During the first quarter of 2020, Baker Hughes' market capitalization declined significantly compared to the fourth quarter of 2019. Baker Hughes closing stock price fell to a historic low of $9.33 on March 23, 2020. Over the same period, the equity value of our peer group companies and the overall U.S. stock market also declined significantly amid market volatility. In addition, the Oilfield Services Index (OSX), an indicator of investors’ view of the earnings prospects and cost of capital of the oil and gas services industry, traded at prices that were the lowest in its history. These declines were driven by the uncertainty surrounding the outbreak of the coronavirus (COVID-19) and other macroeconomic events such as the geopolitical tensions between OPEC and Russia, which also resulted in a significant drop in oil prices. Based on these factors, we concluded that a triggering event occurred and, accordingly, an interim quantitative impairment test was performed as of March 31, 2020 (“testing date”).
In performing the interim quantitative impairment test as of March 31, 2020 and consistent with our prior practice, we determined the fair value of each of our reporting units using a combination of the income approach and the market approach by assessing each of these valuation methodologies based upon availability and relevance of comparable company data and determining the appropriate weighting.
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

Baker Hughes Holdings LLC 2020 FORM 10-K | 60

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
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
Based upon the results of our interim quantitative impairment test performed as of March 31, 2020, we concluded that the carrying value of the Oilfield Services (OFS) and Oilfield Equipment (OFE) reporting units exceeded their estimated fair value as of the testing date, which resulted in goodwill impairment charges of $11,428 million and $3,289 million, respectively. The goodwill impairment was calculated as the amount that the carrying value of the reporting unit, including any goodwill, exceeded its fair value.
During the third quarter of 2020, we completed our annual impairment test for each reporting unit and determined it was more likely than not that the fair value of our reporting units exceeded their carrying amounts. Between our annual test date of July 1, 2020 and December 31, 2020, we did not identify any indicators that would lead to a determination that it is more likely than not that the fair value of any of our reporting units is less than its carrying value. There can be no assurances that future sustained declines in macroeconomic or business conditions affecting our industry will not occur, which could result in goodwill impairment charges in future periods.
OTHER INTANGIBLE ASSETS
Intangible assets are comprised of the following at December 31:

	2020			2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$2,261	$(916)	$1,345	$3,027	$(1,045)	$1,982
Technology	1,127	(696)	431	1,075	(626)	$449
Trade names and trademarks	326	(181)	145	696	(254)	442
Capitalized software	1,294	(1,041)	253	1,193	(928)	265
Other	—	—	—	3	(2)	1
Finite-lived intangible assets (1)	5,008	(2,834)	2,174	5,994	(2,855)	3,139
Indefinite-lived intangible assets	2,223	—	2,223	2,242	—	2,242
Total intangible assets	$7,231	$(2,834)	$4,397	$8,236	$(2,855)	$5,381
(1)For the year ended December 31, 2020, we recorded intangible asset impairments to customer relationships of $481 million, technology of $8 million, trade names and trademarks of $237 million, and capitalized software of $3 million. See "Note 18. Restructuring, Impairment and Other" for further discussion.
Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from one to 30 years. Amortization expense was $308 million, $365 million and $455 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Baker Hughes Holdings LLC 2020 FORM 10-K | 61

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
Estimated amortization expense for each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
2021	$255
2022	214
2023	200
2024	182
2025	142
NOTE 7. CONTRACT AND OTHER DEFERRED ASSETS
The majority of our long-term product service agreements relate to our Turbomachinery & Process Solutions segment. Contract assets reflect revenue earned in excess of billings on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements and other deferred contract related costs. Contract assets are comprised of the following at December 31:

	2020	2019
Long-term product service agreements	$660	$603
Long-term equipment contracts (1)	1,160	1,097
Contract assets (total revenue in excess of billings)	1,820	1,700
Deferred inventory costs	138	130
Non-recurring engineering costs	43	51
Contract and other deferred assets	$2,001	$1,881
(1)Reflects revenue earned in excess of billings on our long-term contracts to construct technically complex equipment and certain other service agreements.
Revenue recognized during the year ended December 31, 2020 and 2019 from performance obligations satisfied (or partially satisfied) in previous years related to our long-term service agreements was $17 million and $(1) million, respectively. This includes revenue recognized from revisions to cost or billing estimates that may affect a contract’s total estimated profitability resulting in an adjustment of earnings.
NOTE 8. PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract liabilities include progress collections, which reflects billings in excess of revenue, and deferred income on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements. Contract liabilities are comprised of the following at December 31:

	2020	2019
Progress collections	$3,352	$2,760
Deferred income	102	110
Progress collections and deferred income (contract liabilities)	$3,454	$2,870
Revenue recognized during the year ended December 31, 2020 and 2019 that was included in the contract liabilities at the beginning of the year was $1,962 million and $1,239 million, respectively.

Baker Hughes Holdings LLC 2020 FORM 10-K | 62

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
NOTE 9. LEASES
Our leasing activities primarily consist of operating leases for administrative offices, manufacturing facilities, research centers, service centers, sales offices and certain equipment.
The following table presents operating lease expense:

Operating Lease Expense	2020	2019
Long-term fixed lease	$288	$233
Long-term variable lease	25	48
Short-term lease (1)	477	706
Total operating lease expense	$790	$987
(1)Leases with a term of one year or less, including leases with a term of one month or less.
For the year ended December 31, 2018, total operating lease expense was $783 million. Cash flows used in operating activities for operating leases approximates our expense for the years ended December 31, 2020, 2019 and 2018.
As of December 31, 2020, maturities of our operating lease liabilities are as follows:

Year	Operating Leases
2021	$235
2022	172
2023	114
2024	78
2025	60
Thereafter	313
Total lease payments	972
Less: imputed interest	163
Total	$809
Amounts recognized in the consolidated statement of financial position for operating leases are as follows:

	2020	2019
All other current liabilities	$218	$201
All other liabilities	591	641
Total	$809	$842
Right-of-use assets of $802 million and $829 million as of December 31, 2020 and 2019, respectively, were included in "All other assets" in our consolidated statements of financial position. The weighted-average remaining lease term for our operating leases was approximately 8 years for both years ended December 31, 2020 and 2019. The weighted-average discount rate used to determine the operating lease liability as of December 31, 2020 and 2019 was 3.7% and 4.1%, respectively.

Baker Hughes Holdings LLC 2020 FORM 10-K | 63

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
NOTE 10. BORROWINGS
Short-term and long-term borrowings are comprised of the following at December 31:

	2020		2019
	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)
Short-term borrowings
Commercial paper	$801	0.5%	$—	n/a
Short-term borrowings from GE	45	n/a	273	n/a
Other borrowings	43	4.2%	48	4.8%
Total short-term borrowings	889		321

Long-term borrowings
2.773% Senior Notes due December 2022	1,247	2.9%	1,246	2.9%
8.55% Debentures due June 2024 (2)	123	4.1%	127	4.1%
3.337% Senior Notes due December 2027	1,344	3.4%	1,343	3.4%
6.875% Notes due January 2029 (2)	284	3.9%	289	3.9%
3.138% Senior Notes due November 2029	522	3.2%	522	3.2%
4.486% Senior Notes due May 2030	497	4.6%	—	n/a
5.125% Senior Notes due September 2040 (2)	1,297	4.2%	1,301	4.2%
4.080% Senior Notes due December 2047	1,337	4.1%	1,337	4.1%
Other long-term borrowings	93	3.0%	136	3.4%
Total long-term borrowings	6,744		6,301
Total borrowings	$7,633		$6,622
(1)Weighted average effective interest rate is based on the carrying value including step-up adjustments, as applicable, recorded upon the acquisition of BHI. See "Note 1. Summary of Significant Accounting Policies" for further discussion.
(2)Represents long-term fixed rate debt obligations assumed in connection with the acquisition of BHI, net of amounts repurchased subsequent to the closing of the Transactions.
In May 2020, BHH LLC issued $500 million aggregate principal amount of 4.486% Senior Notes due May 2030. In November 2019, BHH LLC issued $525 million aggregate principal amount of 3.138% Senior Notes due November 2029. We used the proceeds from the November 2019 offering to repurchase all of our outstanding 3.2% Senior Notes due August 2021. The total cash consideration paid for this repurchase excluding interest was $526 million, resulting in a loss of $7 million which was recorded in the "Interest expense, net" caption of the consolidated statements of income (loss). These Senior Notes are presented net of issuance costs in our consolidated statements of financial position.
The estimated fair value of total borrowings at December 31, 2020 and 2019 was $8,502 million and $6,847 million, respectively. For a majority of our borrowings the fair value was determined using quoted period-end market prices. Where market prices are not available, we estimate fair values based on valuation methodologies using current market interest rate data adjusted for our non-performance risk.
Maturities of debt for each of the five years in the period ending December 31, 2025, and in the aggregate thereafter, are listed in the table below:

	2021	2022	2023	2024	2025	Thereafter
Total debt	$889	$1,254	$4	$173	$19	$5,294

Baker Hughes Holdings LLC 2020 FORM 10-K | 64

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
In December 2019, BHH LLC entered into a $3 billion committed unsecured revolving credit facility (the 2019 Credit Agreement) with commercial banks maturing in December 2024. The 2019 Credit Agreement contains certain customary representations and warranties, certain customary affirmative covenants and certain customary negative covenants. Upon the occurrence of certain events of default, BHH LLC's obligations under the 2019 Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the 2019 Credit Agreement and other customary defaults. No such events of default have occurred. In connection with BHH LLC’s entry into the 2019 Credit Agreement, BHH LLC terminated its then-existing five-year committed $3 billion revolving credit agreement dated as of July 3, 2017 (the 2017 Credit Agreement). During 2020 and 2019, there were no borrowings under the 2019 Credit Agreement or the 2017 Credit Agreement.
We have a commercial paper program under which we may issue from time to time commercial paper with maturities of no more than 397 days. During the second quarter of 2020, we increased our commercial paper program from $3 billion to approximately $3.8 billion.
Baker Hughes Co-Obligor, Inc. is a co-obligor, jointly and severally with BHH LLC on our long-term debt securities. This co-obligor is a 100%-owned finance subsidiary of BHH LLC that was incorporated for the sole purpose of serving as a corporate co-obligor of long-term debt securities and has no assets or operations other than those related to its sole purpose. As of 2020, Baker Hughes Co-Obligor, Inc. is a co-obligor of our long-term debt securities totaling $6,650 million.
Certain Senior Notes contain covenants that restrict BHH LLC's ability to take certain actions, including, but not limited to, the creation of certain liens securing debt, the entry into certain sale-leaseback transactions and engaging in certain merger, consolidation and asset sale transactions in excess of specified limits. At December 31, 2020, we were in compliance with all debt covenants.
See "Note 16. Related Party Transactions" for additional information on the short-term borrowings with GE.
NOTE 11. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT PLANS
Certain of our employees are covered by company sponsored pension plans. Our primary pension plans in 2020 included four U.S. plans and seven non-U.S. pension plans, primarily in the UK, Germany, and Canada, all with pension assets or obligations greater than $20 million. We use a December 31 measurement date for these plans. These defined benefit plans generally provide benefits to employees based on formulas recognizing length of service and earnings; however, over half of these plans are either frozen or closed to new entrants. We also provide certain postretirement health care benefits (Other Postretirement Benefits), through an unfunded plan, to a closed group of U.S. employees who retire and meet certain age and service requirements.
Funded Status
The funded status position represents the difference between the benefit obligation and the plan assets. The projected benefit obligation (PBO) for pension benefits represents the actuarial present value of benefits attributed to employee services and compensation and includes an assumption about future compensation levels. The accumulated benefit obligation (ABO) is the actuarial present value of pension benefits attributed to employee service to date at present compensation levels. The ABO differs from the PBO in that the ABO does not include any assumptions about future compensation levels.

Baker Hughes Holdings LLC 2020 FORM 10-K | 65

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
Below is the reconciliation of the beginning and ending balances of benefit obligations, fair value of plan assets and the funded status of our plans.

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$3,451	$2,261	$80	$107
Service cost	27	21	—	1
Interest cost	77	90	2	4
Plan amendment	1	—	(18)	—
Actuarial loss (gain) (1)	393	301	17	(16)
Benefits paid	(101)	(102)	(19)	(16)
Curtailments	(3)	(21)	—	—
Settlements	(79)	(36)	—	—
Transfer from GE - UK Plan	—	837	—	—
Other	—	15	—	—
Foreign currency translation adjustments	40	85	—	—
Benefit obligation at end of year	3,806	3,451	62	80

Change in plan assets:
Fair value of plan assets at beginning of year	3,004	1,866	—	—
Actual return on plan assets	347	314	—	—
Employer contributions	20	23	19	16
Benefits paid	(101)	(102)	(19)	(16)
Settlements	(79)	(36)	—	—
Transfer from GE - UK Plan	—	851	—	—
Foreign currency translation adjustments	11	88	—	—
Fair value of plan assets at end of year	3,202	3,004	—	—

Funded status - underfunded at end of year	$(604)	$(447)	$(62)	$(80)

Accumulated benefit obligation	$3,755	$3,401	$62	$80
(1)The actuarial loss (gain) was primarily related to a change in the discount rate used to measure the benefit obligation for our plans in 2020 and 2019.
The amounts recognized in the consolidated statements of financial position consist of the following at December 31:

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
Noncurrent assets	$14	$78	$—	$—
Current liabilities	(18)	(17)	(9)	(11)
Noncurrent liabilities	(600)	(508)	(53)	(69)
Net amount recognized	$(604)	$(447)	$(62)	$(80)

Baker Hughes Holdings LLC 2020 FORM 10-K | 66

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
Information for the plans with ABOs and PBOs in excess of plan assets is as follows at December 31:

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
Projected benefit obligation	$3,390	$1,814	n/a	n/a
Accumulated benefit obligation	$3,340	$1,763	$62	$80
Fair value of plan assets	$2,772	$1,288	n/a	n/a
Net Periodic Cost (Income)
The components of net periodic cost (income) are as follows:

	Pension Benefits			Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Service cost	$27	$21	$21	$—	$1	$2
Interest cost	77	90	71	2	4	5
Expected return on plan assets	(121)	(122)	(121)	—	—	—
Amortization of prior service credit	1	1	—	(3)	(3)	(5)
Amortization of net actuarial loss (gain)	34	17	10	(3)	(7)	(2)
Curtailment / settlement loss (gain)	10	9	2	—	—	(5)
Net periodic cost (income)	$28	$16	$(17)	$(4)	$(5)	$(5)
The service cost component of the net periodic cost (benefit) is included in "operating income (loss)" and all other components are included in "Other non-operating income, net" caption of the consolidated statements of income (loss).
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
Another assumption used is the interest crediting rate for our U.S. qualified cash balance plan. Under the provisions of this pension plan, a hypothetical cash balance account has been established for each participant. Such accounts receive quarterly interest credits based on a prescribed formula.
Weighted average assumptions used to determine benefit obligations for these plans are as follows:

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
Discount rate	1.66%	2.34%	1.67%	2.89%
Rate of compensation increase	3.25%	3.11%	n/a	n/a
Interest crediting rate	2.60%	2.60%	n/a	n/a

Baker Hughes Holdings LLC 2020 FORM 10-K | 67

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
Weighted average assumptions used to determine net periodic cost for these plans are as follows:

	Pension Benefits			Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Discount rate	2.34%	3.43%	2.99%	2.35%	3.92%	3.32%
Expected long-term return on plan assets	4.20%	5.48%	5.94%	n/a	n/a	n/a
Interest crediting rate	2.60%	3.15%	2.60%	n/a	n/a	n/a
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
Assumed health care cost trend rates can have a significant effect on the amounts reported for Other Postretirement Benefits. As of December 31, 2020, the health care cost trend rate was 6.5%, declining gradually each successive year until it reaches 4.5%.
Accumulated Other Comprehensive Loss
The amount recorded before-tax in accumulated other comprehensive loss related to employee benefit plans consists of the following at December 31:

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
Net actuarial loss (gain)	$527	$395	$(30)	$(38)
Net prior service cost (credit)	18	19	(17)	(15)
Total	$545	$414	$(47)	$(53)
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

Baker Hughes Holdings LLC 2020 FORM 10-K | 68

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
The table below presents the fair value of the pension assets at December 31:

	2020	2019
Debt securities
Fixed income and cash investment funds	$1,807	$1,858
Equity securities
Global equity securities (1)	346	333
U.S. equity securities (1)	299	258
Insurance contracts	120	—
Real estate	85	84
Private equities	52	51
Other investments (2)	493	420
Total plan assets	$3,202	$3,004
(1)Include direct investments and investment funds.
(2)Consists primarily of asset allocation fund investments.
Plan assets valued using Net Asset Value (NAV) as a practical expedient amounted to $3,072 million and $2,988 million as of December 31, 2020 and 2019, respectively. The percentages of plan assets valued using NAV by investment fund type for equity securities, fixed income and cash, and alternative investments were 21%, 59%, and 20% as of December 31, 2020, respectively, and 20%, 62%, and 18% as of December 31, 2019, respectively. Those investments that were measured at fair value using NAV as practical expedient were excluded from the fair value hierarchy. The practical expedient was not applied for investments with a fair value of $130 million and $16 million as of December 31, 2020 and 2019, respectively. There were investments classified within Level 3 of $120 million as of December 31, 2020 for non U.S. insurance contracts. These contracts consisted of purchases of $124 million, reduced by $4 million of unrealized losses. There were no investments classified within Level 3 in 2019. The remaining investments were considered Level 2.
Funding Policy
The funding policy for our Pension Benefits is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as we may determine to be appropriate. In 2020, we contributed approximately $20 million. We anticipate we will contribute between approximately $20 million to $35 million to our pension plans in 2021.
We fund our Other Postretirement Benefits on a pay-as-you-go basis. In 2020, we funded $19 million and in 2021, we expect to fund approximately $10 million to such benefits.
The following table presents the expected benefit payments over the next 10 years. The U.S. and non-U.S. pension benefit payments are made by the respective pension trust funds.

Year	Pension Benefits	Other Postretirement Benefits
2021	$173	$10
2022	131	7
2023	130	6
2024	135	5
2025	136	5
2026-2030	743	18

Baker Hughes Holdings LLC 2020 FORM 10-K | 69

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
GE MULTI-EMPLOYER PLANS
Historically, we were allocated relevant participation costs for certain employees who participated in GE employee benefit plans as part of multi-employer plans. Certain of our U.S. employees were covered under various U.S. GE employee benefit plans, including GE's retirement plans (pension, retiree health and life insurance, and savings benefit plans). From January 1, 2019, these U.S. employees ceased to participate in the GE U.S. plans. In addition, certain United Kingdom (UK) employees participated in the GE UK Pension Plan. From May 1, 2019, these UK employees ceased to participate in the GE UK Pension Plan. In May 2019, the assets and liabilities of the GE UK Pension Plan related to the oil & gas businesses were transferred to us on a fully funded basis. Expenses associated with our participation in these plans were $3 million and $158 million in the years ended December 31, 2019 and 2018, respectively. We incurred no expenses associated with GE multi-employer plans in 2020.
DEFINED CONTRIBUTION PLANS
Our primary defined contribution plan during 2020 was the Company-sponsored U.S. 401(k) plan (401(k) Plan).  The 401(k) Plan allows eligible employees to contribute portions of their eligible compensation to an investment trust.  The Company matches employee contributions at the rate of $1.00 per $1.00 employee contribution for the first 5% of the employee's eligible compensation, and such contributions vest immediately.  In addition, we make cash contributions for all eligible employees of 4% of their eligible compensation and such contributions are fully vested after three years of employment.  The 401(k) Plan provides several investment options, for which the employee has sole investment discretion; however, the 401(k) Plan does not offer Baker Hughes' common stock as an investment option.  Our costs for the 401(k) Plan and several other U.S. and non-U.S. defined contribution plans amounted to $236 million and $235 million, in 2020 and 2019, respectively.
OTHER
We have two non-qualified defined contribution plans that are invested through trusts.  The assets and corresponding liabilities were $314 million and $276 million at December 31, 2020 and 2019, respectively, and are included in "All other assets" and "Liabilities for pensions and other employee benefits" captions in our consolidated statements of financial position.
NOTE 12. INCOME TAXES
In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies. For the year ended December 31, 2020, there were no material tax impacts to our consolidated financial statements as it relates to COVID-19 measures.
The provision or benefit for income taxes is comprised of the following:

	2020	2019	2018
Current:
U.S.	$49	$(18)	$55
Foreign	458	443	445
Total current	507	425	500
Deferred:
U.S.	(6)	(12)	(60)
Foreign	149	63	(38)
Total deferred	143	51	(98)
Provision for income taxes	$650	$476	$402

Baker Hughes Holdings LLC 2020 FORM 10-K | 70

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
The geographic sources of income (loss) before income taxes, inclusive of equity in loss of affiliate, are as follows:

	2020	2019	2018
U.S.	$(14,232)	$(693)	$(672)
Foreign	(914)	1,446	1,213
Income (loss) before income taxes, inclusive of equity in loss of affiliate	$(15,146)	$753	$541
The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to the loss or income before income taxes for the reasons set forth below for the years ended December 31:

	2020	2019	2018
Income (loss) before income taxes, inclusive of equity in loss of affiliate	$(15,146)	$753	$541
Taxes at the U.S. federal statutory income tax rate	(3,181)	158	114
Impact of goodwill impairment	3,090	—	—
Effect of foreign operations	183	85	103
Tax impact of partnership structure	38	124	109
Change in valuation allowances	423	135	59
Tax Cuts and Jobs Act enactment	—	—	25
Other - net	97	(26)	(8)
Provision for income taxes	$650	$476	$402
Actual income tax rate	(4.3)%	63.2%	74.3%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards.
The tax effects of our temporary differences and carryforwards are as follows at December 31:

	2020	2019
Deferred tax assets:
Operating loss carryforwards	$2,006	$1,591
Tax credit carryforwards	437	398
Goodwill and other intangibles	143	117
Employee benefits	138	98
Property	127	137
Receivables	53	79
Inventory	51	91
Other	233	317
Total deferred income tax asset	3,188	2,828
Valuation allowances	(2,342)	(1,835)
Total deferred income tax asset after valuation allowance	846	993
Deferred tax liabilities:
Other	(1)	(29)
Total deferred income tax liability	(1)	(29)
Net deferred tax asset	$845	$964
At December 31, 2020, we had approximately $402 million of non-U.S. tax credits which may be carried forward indefinitely under applicable foreign law and $35 million of other credits, the majority of which will expire after tax year 2027 under U.S. tax law. Additionally, we had $2,006 million of net operating loss carryforwards, of which

Baker Hughes Holdings LLC 2020 FORM 10-K | 71

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
approximately $347 million will expire within five years, $960 million will expire between 6 years and 20 years, and the remainder can be carried forward indefinitely.
We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. At December 31, 2020, $2,342 million of valuation allowances are recorded against various deferred tax assets, including foreign net operating losses (NOL) of $1,657 million, U.S. federal and foreign tax credit carryforwards of $402 million, other U.S. NOL's and tax credit carryforwards of $55 million, and certain other U.S. and foreign deferred tax assets of $228 million. There are $319 million of deferred tax assets related to foreign net operating loss carryforwards without a valuation allowance as we expect that the deferred tax assets will be realized within the carryforward period.
Indefinite reinvestment is determined by management’s intentions concerning the future operations of the Company. In cases where repatriation would otherwise incur significant withholding or income taxes, these earnings have been indefinitely reinvested in the company's active non-U.S. business operations. As of December 31, 2020, the cumulative amount of undistributed foreign earnings is approximately $6 billion. Computation of the potential deferred tax liability associated with these undistributed earnings and any other basis differences is not practicable.
At December 31, 2020, we had $454 million of tax liabilities for total gross unrecognized tax benefits related to uncertain tax positions. In addition to these uncertain tax positions, we had $95 million and $23 million related to interest and penalties, respectively, for total liabilities of $572 million for uncertain positions. If we were to prevail on all uncertain positions, the net effect would result in an income tax benefit of approximately $523 million. The remaining $48 million comprised of $24 million for deferred tax assets that represent tax benefits that would be received in different taxing jurisdictions or in a different character in the event that we did not prevail on all uncertain tax positions and increased valuation allowances of $24 million.
The following table presents the changes in our gross unrecognized tax benefits included in the consolidated statements of financial position.

Asset / (Liability)	2020	2019
Balance at beginning of year	$(451)	$(472)
Additions for tax positions of the current year	(42)	(25)
Additions for tax positions of prior years	(31)	(27)
Reductions for tax positions of prior years	35	55
Settlements with tax authorities	12	6
Lapse of statute of limitations	23	12
Balance at end of year	$(454)	$(451)
It is expected that the amount of unrecognized tax benefits will change in the next twelve months due to expiring statutes, audit activity, tax payments, and competent authority proceedings related to transfer pricing or final decisions in matters that are the subject of litigation in various taxing jurisdictions in which we operate. At December 31, 2020, we had approximately $57 million of tax liabilities related to uncertain tax positions, each of which are individually insignificant, and each of which are reasonably possible of being settled within the next twelve months.
We conduct business in more than 120 countries and are subject to income taxes in most taxing jurisdictions in which we operate, each of which may have multiple open years subject to examination. All Internal Revenue Service examinations have been completed and closed through 2016 for the most significant U.S. returns. We believe that we have made adequate provision for all income tax uncertainties.

Baker Hughes Holdings LLC 2020 FORM 10-K | 72

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
NOTE 13. MEMBERS' EQUITY
The BHH LLC Agreement provides that initially there is one class of common units (Units), which are currently held directly or indirectly by Baker Hughes and GE (collectively, the Members). If Baker Hughes issues a share of Class A common stock, including in connection with an equity incentive or similar plan, we will also issue a corresponding Unit to Baker Hughes or one of its direct subsidiaries. For the year ended December 31, 2020 and 2019, we issued 7,939 thousand and 4,416 thousand Units, respectively, to Baker Hughes or one of its direct subsidiaries in connection with the issuance of its Class A common stock. The Members are entitled through their Units to receive distributions on an equal amount of any dividend paid by Baker Hughes to its Class A shareholders.
In 2019, GE’s interest in us was reduced from approximately 50.4% to approximately 36.7% primarily as a result of the exchange of 132 million shares of Class B common stock, and corresponding Units, in a secondary offering and our repurchase and cancellation of 12 million shares of Class B common stock. In 2020, GE’s interest in us was reduced to approximately 30.1% primarily as a result of the exchange of 66 million shares of Class B common stock, and corresponding Units.
The following table presents the changes in the number of Units outstanding (in thousands):

	2020		2019
	Units Held by Baker Hughes	Units Held by GE	Units Held by Baker Hughes	Units Held by GE
Balance at beginning of year	650,065	377,428	513,399	521,543
Issue of Units to Baker Hughes under equity incentive plan	7,939	—	4,416	—
Exchange of Units (2)	65,995	(65,995)	132,250	(132,250)
Repurchase program (3)	—	—	—	(11,865)
Balance at end of year	723,999	311,433	650,065	377,428
(1)     Share amounts reflected above are net of shares withheld to satisfy the employee's tax withholding obligation.
(2)    In 2020, GE exchanged 66 million shares of Class B common stock and paired Units for Class A common stock. In 2019, we completed underwritten secondary public offerings in which GE and its affiliates sold 132 million shares of our Class A common stock. We did not receive any proceeds from the shares sold by GE and its affiliates in these offerings. The offerings included the exchange by GE and its affiliates of Units, together with the corresponding shares of our Class B common stock, for Class A common stock. When shares of Class B common stock, together with associated Units, are exchanged for shares of Class A common stock pursuant to the Exchange Agreement, such shares of Class B common stock are canceled.
(3)    In 2019, we repurchased and canceled 12 million Units of Class B common stock, together with an equal number of associated Units, from GE and its affiliates for an aggregate of $250 million, or $21.07 per Unit, which is the same per Unit price paid by the underwriters to GE and its affiliates in the concurrent underwritten secondary public offering.

Baker Hughes Holdings LLC 2020 FORM 10-K | 73

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL)
The following table presents the changes in accumulated other comprehensive loss, net of tax:

	Investment Securities	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2018	$—	$(2,327)	$(2)	$(133)	$(2,462)
Other comprehensive income (loss) before reclassifications	2	53	13	(122)	(54)
Amounts reclassified from accumulated other comprehensive loss	—	—	1	26	27
Deferred taxes	—	—	(2)	21	19
Other comprehensive income (loss)	2	53	12	(75)	(8)
Less: Other adjustments	—	—	—	119	119
Balance at December 31, 2019	2	(2,274)	10	(327)	(2,589)
Other comprehensive income (loss) before reclassifications	(2)	175	(2)	(181)	(10)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(4)	52	48
Deferred taxes	—	—	1	5	6
Other comprehensive income (loss)	(2)	175	(5)	(124)	44
Less: Other comprehensive (loss) attributable to noncontrolling interests	—	(3)	—	—	(3)
Balance at December 31, 2020	$—	$(2,096)	$5	$(451)	$(2,542)
The amounts reclassified from accumulated other comprehensive loss during the years ended December 31, 2020 and 2019 represent (i) gains (losses) reclassified on cash flow hedges when the hedged transaction occurs and (ii) the amortization of net actuarial loss and prior service credit, and curtailments which are included in the computation of net periodic pension cost (see "Note 11. Employee Benefit Plans" for additional details). Net periodic pension cost is recorded across the various cost and expense line items in the consolidated statements of income (loss).
NOTE 14. FINANCIAL INSTRUMENTS
RECURRING FAIR VALUE MEASUREMENTS
Our assets and liabilities measured at fair value on a recurring basis consists of derivative instruments and investment securities.

	2020				2019
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets
Derivatives	$—	$118	$—	$118	$—	$58	$—	$58
Investment securities	1,502	—	30	1,532	24	—	259	283
Total assets	1,502	118	30	1,650	24	58	259	341

Liabilities
Derivatives	—	(52)	—	(52)	—	(27)	—	(27)
Total liabilities	$—	$(52)	$—	$(52)	$—	$(27)	$—	$(27)
There were no transfers between Level 1, 2 and 3 during 2020.

Baker Hughes Holdings LLC 2020 FORM 10-K | 74

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
The following table provides a reconciliation of recurring Level 3 fair value measurements for investment securities:

	2020	2019
Balance at beginning of year	$259	$288
Purchases	12	7
Proceeds at maturity	(239)	(38)
Unrealized gains (losses) recognized in accumulated other comprehensive income (loss)	(2)	2
Balance at end of year	$30	$259
The most significant unobservable input used in the valuation of our Level 3 instruments is the discount rate. Discount rates are determined based on inputs that market participants would use when pricing investments, including credit and liquidity risk. An increase in the discount rate would result in a decrease in the fair value of our investment securities. There are no unrealized gains or losses recognized in the consolidated statement of income (loss) on account of any Level 3 instrument still held at the reporting date. We held $1 million and $111 million of these investment securities on behalf of GE at December 31, 2020 and 2019, respectively.

	2020				2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities
Non-U.S. debt securities (1)	$30	$—	$—	$30	$257	$2	$—	$259
Equity securities (2)	76	1,431	(5)	1,502	17	8	(1)	24
Total	$106	$1,431	$(5)	$1,532	$274	$10	$(1)	$283
(1)All of our investment securities are classified as available for sale instruments. Non-U.S. debt securities mature within two years.
(2)Gains (losses) recorded to earnings related to these securities were $1.4 billion, $2 million and $(25) million for the years ended December 31, 2020, 2019, and 2018, respectively.
At December 31, 2020, our equity securities consist primarily of our investment in C3.ai. In June 2019, we entered into a stock purchase agreement and certain other related agreements with C3.ai, a company with a suite of artificial intelligence (AI) software that resulted in us acquiring an economic interest in C3.ai of approximately 15%. Our investment in C3.ai did not have a recurring readily determinable fair value until December 9, 2020 when C3.ai stock began trading publicly. At December 31, 2020, we owned 10,813,095 shares of C3.ai Class A common stock, an economic interest of approximately 11%, with a fair value of $1,500 million. For the year ended December 31, 2020, we recorded a mark-to-market unrealized gain of $1,417 million on our investment in C3.ai, which is reported in the “Non-operating income (loss)” caption in our consolidated statement of income (loss). See “Note 16. Related Party Transactions” for further details on our agreements with C3.ai.
As of December 31, 2020, $1,514 million of total investment securities are recorded in "All other current assets" of the consolidated statements of financial position, with the remaining $18 million in "All other assets." As of December 31, 2019, $254 million of equity securities are recorded in "All other current assets" of the consolidated statements of financial position, with the remaining $29 million in "All other assets."
FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
Our financial instruments include cash and equivalents, current receivables, investments, accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of these financial instruments at December 31, 2020 and 2019 approximates their carrying value as reflected in our

Baker Hughes Holdings LLC 2020 FORM 10-K | 75

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
consolidated financial statements. For further information on the fair value of our debt, see "Note 10. Borrowings."
DERIVATIVES AND HEDGING
We use derivatives to manage our risks and do not use derivatives for speculation. The table below summarizes the fair value of all derivatives, including hedging instruments and embedded derivatives.

	2020		2019
	Assets	(Liabilities)	Assets	(Liabilities)
Derivatives accounted for as hedges
Currency exchange contracts	$5	$—	$11	$—

Derivatives not accounted for as hedges
Currency exchange contracts and other	113	(52)	47	(27)
Total derivatives	$118	$(52)	$58	$(27)
Derivatives are classified in the consolidated statements of financial position depending on their respective maturity date. As of December 31, 2020 and 2019, $115 million and $52 million of derivative assets are recorded in "All other current assets" and $3 million and $6 million are recorded in "All other assets" of the consolidated statements of financial position, respectively. As of December 31, 2020 and 2019, $48 million and $24 million of derivative liabilities are recorded in "All other current liabilities" and $4 million and $3 million are recorded in "All other liabilities" of the consolidated statements of financial position, respectively.
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

	2020	2019	2018
Gain (loss) recognized in AOCI	$(2)	$13	$(6)
Gain (loss) reclassified from AOCI to earnings	$4	$(1)	$(1)
We expect to transfer $5 million to earnings as a gain in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. The maximum term of derivative instruments that hedge forecasted transactions was one year at December 31, 2020 and 2019.
Economic Hedges
These derivatives are not designated as hedges from an accounting standpoint (and therefore we do not apply hedge accounting to the relationship) but otherwise serve the same economic purpose as other hedging arrangements. These derivatives are marked to fair value through earnings each period.

Baker Hughes Holdings LLC 2020 FORM 10-K | 76

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
The following table summarizes the gains (losses) from derivatives not designated as hedges on the consolidated statements of income (loss):

Derivatives not designated as hedging instruments	Consolidated statement of income caption	2020	2019	2018
Currency exchange contracts (1)	Cost of goods sold	$59	$(13)	$(35)
Currency exchange contracts	Cost of services sold	62	(15)	32
Commodity derivatives	Cost of goods sold	2	2	(1)
Other derivatives	Other non-operating income (loss), net	8	2	—
Total (2)		$131	$(24)	$(4)
(1)Excludes losses on embedded derivatives of $14 million, $7 million and $3 million for the years ended December 31, 2020, 2019 and 2018, respectively, as embedded derivatives are not considered to be hedging instruments in our economic hedges.
(2)The effect on earnings from changes in fair value of derivatives not designated as hedges is substantially offset by the earnings effect of the economically hedged items in the same income statement caption in current and future periods.
NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is the number of units of the underlying. A substantial majority of the outstanding notional amount of $7.0 billion and $5.7 billion at December 31, 2020 and 2019, respectively, is related to hedges of anticipated sales and purchases in foreign currency, commodity purchases, and contractual terms in contracts that are considered embedded derivatives and for intercompany borrowings in foreign currencies. We generally disclose derivative notional amounts on a gross basis to indicate the total counterparty risk. Where we have gross purchase and sale derivative contracts for a particular currency, we look to execute these contracts with the same counterparty to reduce our exposure. The notional amount of these derivative instruments do not generally represent cash amounts exchanged by us and the counterparties, but rather the nominal amount upon which changes in the value of the derivatives are measured.
COUNTERPARTY CREDIT RISK
Fair values of our derivatives can change significantly from period to period based on, among other factors, market movements and changes in our positions. We manage counterparty credit risk (the risk that counterparties will default and not make payments to us according to the terms of our agreements) on an individual counterparty basis.
OTHER EQUITY INVESTMENTS
As of December 31, 2020 and 2019, the carrying amount of equity securities without readily determinable fair values was $554 million and $637 million, respectively. In 2019, certain of these equity securities were remeasured to fair value as of the date that an observable transaction occurred, which resulted in the Company recording an unrealized gain of $19 million.
During 2018, we discontinued applying the equity method on our investment in BJ Services, as required under U.S. GAAP, as previous losses had reduced our investment to zero, and we have no requirements to advance any additional funds.

Baker Hughes Holdings LLC 2020 FORM 10-K | 77

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
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
OILFIELD EQUIPMENT
Oilfield Equipment provides a broad portfolio of products and services required to facilitate the safe and reliable flow of hydrocarbons from the wellhead to the production facilities. The Oilfield Equipment portfolio has solutions for the subsea, offshore surface, and onshore operating environments. Products and services include subsea and surface pressure control and production systems and services, capital drilling equipment and services, flexible pipe systems for offshore and onshore applications, and life-of-field solutions including well intervention, covering the entire life cycle of a field.
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

Segment revenue	2020	2019	2018
Oilfield Services	$10,140	$12,889	$11,617
Oilfield Equipment	2,844	2,921	2,641
Turbomachinery & Process Solutions	5,705	5,536	6,015
Digital Solutions	2,015	2,492	2,604
Total	$20,705	$23,838	$22,877

Baker Hughes Holdings LLC 2020 FORM 10-K | 78

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
    The performance of our operating segments is evaluated based on segment operating income (loss), which is defined as income (loss) before income taxes and equity in loss of affiliate and before the following: net interest expense, net other non-operating income (loss), corporate expenses, restructuring, impairment and other charges, inventory impairments, separation and merger related costs, goodwill impairment and certain gains and losses not allocated to the operating segments.

Segment income (loss) before income taxes	2020	2019	2018
Oilfield Services	$487	$917	$785
Oilfield Equipment	19	55	—
Turbomachinery & Process Solutions	805	719	621
Digital Solutions	193	343	390
Total segment	1,504	2,035	1,796
Corporate	(464)	(433)	(405)
Inventory impairment and related charges (1)	(246)	—	(105)
Goodwill impairment	(14,717)	—	—
Restructuring, impairment and other	(1,866)	(342)	(433)
Separation and merger related	(134)	(184)	(153)
Other non-operating income (loss), net	1,040	(84)	202
Interest expense, net	(264)	(237)	(223)
Total	$(15,146)	$753	$680
(1)Inventory impairments and related charges are reported in "Cost of goods sold" of the consolidated statements of income (loss).
The following table presents total assets by segment at December 31:

Segment assets	2020	2019
Oilfield Services	$15,244	$30,317
Oilfield Equipment	3,344	7,645
Turbomachinery & Process Solutions	8,951	8,365
Digital Solutions	3,948	3,983
Total segment	31,487	50,310
Corporate and eliminations (1)	6,442	2,903
Total	$37,929	$53,213
(1)The assets in Corporate and eliminations consist primarily of cash, the Baker Hughes trade name, our investment in C3.ai, certain facilities, and certain other noncurrent assets. It also includes adjustments to eliminate intercompany investments and receivables reflected within the total assets of each of our reportable segments.
The following table presents depreciation and amortization by segment:

Segment depreciation and amortization	2020	2019	2018
Oilfield Services	$926	$985	$1,003
Oilfield Equipment	146	175	173
Turbomachinery & Process Solutions	118	116	156
Digital Solutions	98	103	112
Total Segment	1,288	1,379	1,444
Corporate	29	39	42
Total	$1,317	$1,418	$1,486

Baker Hughes Holdings LLC 2020 FORM 10-K | 79

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
The following table presents net property, plant and equipment by its geographic location at December 31:

Property, plant and equipment - net	2020	2019	2018
U.S.	$2,007	$2,594	$2,654
Non-U.S.	3,351	3,646	3,574
Total	$5,358	$6,240	$6,228
NOTE 16. RELATED PARTY TRANSACTIONS
RELATED PARTY TRANSACTIONS WITH GE
Our most significant related party transactions are transactions that we have entered into with our members and their affiliates. We have continuing involvement with GE primarily through their remaining interest in us, ongoing purchases and sales of products and services, transition services that they provide, as well as an aeroderivative joint venture (Aero JV) we formed with GE in the fourth quarter of 2019. We also enter into certain transactions with Baker Hughes as provided in the BHH LLC Agreement. On September 16, 2019, GE's ownership in us was reduced from approximately 50.3% to approximately 36.8%, (the Trigger Date). Following the Trigger Date and until GE and its affiliates own less than 20% of the voting power of our outstanding common stock, GE is entitled to designate one person for nomination to our board of directors. At December 31, 2020, GE's ownership interest was 30.1%.
The Aero JV is jointly controlled by GE and us, and therefore, we do not consolidate the JV. In 2020, we had purchases with GE and its affiliates, including the Aero JV, of $1,446 million, $1,498 million and $1,791 million during the years ended December 31, 2020, 2019 and 2018, respectively. In addition, we sold products and services to GE and its affiliates for $216 million, $337 million and $363 million during the years ended December 31, 2020, 2019 and 2018, respectively.
The Company has $356 million and $536 million of accounts payable at December 31, 2020 and 2019, respectively, for goods and services provided by GE in the ordinary course of business. The Company has $429 million and $495 million of current receivables at December 31, 2020 and 2019, respectively, for goods and services provided to GE in the ordinary course of business. Additionally, the Company has $78 million and $75 million of current receivables at December 31, 2020 and 2019, respectively, from Baker Hughes.
On July 3, 2017, we executed a promissory note with GE that represents certain cash that we are holding on GE's behalf due to the restricted nature of the cash. The restriction arises as the majority of the cash cannot be released, transferred or otherwise converted into a non-restricted market currency due to the lack of market liquidity, capital controls or similar monetary or exchange limitations by a government entity of the jurisdiction in which such cash is situated. There is no maturity date on the promissory note, but we remain obligated to repay GE, therefore, this obligation is reflected as short-term debt. As of December 31, 2020, of the $45 million due to GE, $44 million was held in the form of cash and $1 million was held in the form of investment securities. As of December 31, 2019, of the $273 million due to GE, $162 million was held in the form of cash and $111 million was held in the form of investment securities. A corresponding liability is reported in short-term debt in the consolidated statements of financial position.
We also provide guarantees to GE Capital on behalf of some customers who have entered into financing arrangements with GE Capital.
RELATED PARTY TRANSACTIONS WITH C3.ai
In June 2019, we entered into a stock purchase agreement and certain other related agreements with C3.ai, a company with a suite of artificial intelligence (AI) software that resulted in us acquiring approximately 15% economic interest in C3.ai. In April and June 2019, we also entered into agreements with C3.ai under which, among other things, we received a three-year subscription (which we refer to below as direct subscription fees) to use certain C3.ai offerings for internal use and the development of applications on the C3.ai AI Suite, as well as the right to resell C3.ai offerings worldwide on an exclusive basis in the oil and gas market and, with C3.ai's prior consent, non-

Baker Hughes Holdings LLC 2020 FORM 10-K | 80

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
exclusively in other markets, in each case subject to certain exceptions and conditions. This arrangement was subsequently revised in September 2019 and again in June 2020, when the term was extended to a total of five years with an expiration date in the fiscal year ending April 30, 2024 and the annual contractual amounts of our minimum revenue commitment were modified to $53 million, $75 million, $125 million, and $150 million per year, which amounts are inclusive of the revised direct subscription fees of approximately $28 million per year, over the fiscal years ending April 30, 2021, 2022, 2023, and 2024, respectively. To the extent we are unable to meet the annual minimum revenue commitment under such arrangement, we are obligated to pay C3.ai the shortfall; if we exceed the annual minimum revenue commitment, C3.ai will pay us a sales commission. For the fiscal year ended April 30, 2020, we fulfilled the annual minimum revenue commitment. Lorenzo Simonelli, Chief Executive Officer of Baker Hughes, serves as a member of the board of directors of C3.ai. As of December 31, 2020, we hold an economic interest in C3.ai of approximately 11%. See “Note 14. Financial Instruments” for further discussion of our investment in C3.ai.
NOTE 17. COMMITMENTS AND CONTINGENCIES
LITIGATION
We are subject to legal proceedings arising in the ordinary course of our business. Because legal proceedings are inherently uncertain, we are unable to predict the ultimate outcome of such matters. We record a liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. Based on the opinion of management, we do not expect the ultimate outcome of currently pending legal proceedings to have a material adverse effect on our results of operations, financial position or cash flows. However, there can be no assurance as to the ultimate outcome of these matters.
During 2014, we received notification from a customer related to a possible equipment failure in a natural gas storage system in Northern Germany, which includes certain of our products. The customer initiated arbitration proceedings against us on June 19, 2015, under the rules of the German Institute of Arbitration e.V. (DIS). On August 3, 2016, the customer amended its claims and alleged damages of €202 million plus interest at an annual rate of prime + 5%. Hearings before the arbitration panel were held January 16, 2017 through January 23, 2017, and March 20, 2017 through March 21, 2017. In addition, on September 21, 2015, TRIUVA Kapitalverwaltungsgesellschaft mbH (TRIUVA) filed a lawsuit in the United States District Court for the Southern District of Texas, Houston Division against the Company and Baker Hughes Oilfield Operations, Inc. alleging that the plaintiff is the owner of gas storage caverns in Etzel, Germany in which the Company provided certain equipment in connection with the development of the gas storage caverns. The plaintiff further alleges that the Company supplied equipment that was either defectively designed or failed to warn of risks that the equipment posed, and that these alleged defects caused damage to the plaintiff's property. The plaintiff seeks recovery of alleged compensatory and punitive damages of an unspecified amount, in addition to reasonable attorneys' fees, court costs and pre-judgment and post-judgment interest. The allegations in this lawsuit are related to the claims made in the June 19, 2015 German arbitration referenced above. On June 7, 2018, the DIS arbitration panel issued a confidential Arbitration Ruling, which addressed all claims asserted by the customer. The estimated financial impact of the Arbitration Ruling has been reflected in the Company's financial statements and did not have a material impact. Further, on March 11, 2019, the customer initiated a second arbitral proceeding against us, under the rules of the German Institute of Arbitration e.V. (DIS). The customer alleged damages of €142 million plus interest at an annual rate of prime + 5% since June 20, 2015. The allegations in this second arbitration proceeding are related to the claims made in the June 19, 2015 German arbitration and Houston Federal Court proceedings referenced above. The Company is contesting the claims made by TRIUVA in the Houston Federal Court and the claims made by the customer in the second arbitration proceeding. In October 2020, the DIS notified the Company of a partial award in the second arbitration, which addressed certain of the claims asserted by the customer. At this time, we are not able to predict the outcome of the claims asserted in the Houston Federal Court or the claims that remain pending in the second arbitration.
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

Baker Hughes Holdings LLC 2020 FORM 10-K | 81

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
that the Company's subsidiaries were involved in the incident. Although the outcome of the claims remains uncertain, our insurer has accepted coverage and is defending the Company in the expertise proceeding.
On July 31, 2018, International Engineering & Construction S.A. (IEC) initiated arbitration proceedings in New York administered by the International Center for Dispute Resolution (ICDR) against the Company and its subsidiaries arising out of a series of sales and service contracts entered between IEC and the Company’s subsidiaries for the sale and installation of LNG plants and related power generation equipment in Nigeria (Contracts).  Prior to the filing of the IEC Arbitration, the Company’s subsidiaries made demands for payment due under the Contracts.  On August 15, 2018, the Company’s subsidiaries initiated a separate demand for ICDR arbitration against IEC for claims of additional costs and amounts due under the Contracts.  On October 10, 2018, IEC filed a Petition to Compel Arbitration in the United States District Court for the Southern District of New York against the Company seeking to compel non-signatory Baker Hughes entities to participate in the arbitration filed by IEC. The complaint is captioned International Engineering & Construction S.A. et al. v. Baker Hughes, a GE company, LLC, et al. No. 18-cv-09241 (S.D.N.Y 2018); this action was dismissed by the Court on August 13, 2019.  In the arbitration, IEC alleges breach of contract and other claims against the Company and its subsidiaries and seeks recovery of alleged compensatory damages, in addition to reasonable attorneys' fees, expenses and arbitration costs. On March 15, 2019, IEC amended its request for arbitration to alleged damages of $591 million of lost profits plus unspecified additional costs based on alleged non-performance of the contracts in dispute. The arbitration hearing was held from December 9, 2019 to December 20, 2019. On March 3, 2020, IEC amended their damages claim to $700 million of alleged loss cash flow or, in the alternative, $244.9 million of lost profits and various costs based on alleged non-performance of the contracts in dispute, and in addition $4.8 million of liquidated damages, $58.6 million in take-or-pay costs of feed gas, and unspecified additional costs of rectification and take-or-pay future obligations, plus unspecified interest and attorneys' fees. On May 3, 2020, the arbitration panel dismissed IEC's request for take-or-pay damages. On May 29, 2020, IEC quantified their claim for legal fees at $14.2 million and reduced their alternative claim from $244.9 million to approximately $235 million. The Company and its subsidiaries have contested IEC’s claims and are pursuing claims for compensation under the contracts. On October 31, 2020, the ICDR notified the arbitration panel’s final award, which dismissed the majority of IEC’s claims and awarded a portion of the Company’s claims. On January 27, 2021, IEC filed a petition to vacate the arbitral award in the Supreme Court of New York, County of New York. At this time, we are not able to predict the outcome of these proceedings.
On March 15, 2019 and March 18, 2019, the City of Riviera Beach Pension Fund and Richard Schippnick, respectively, filed in the Delaware Court of Chancery shareholder derivative lawsuits for and on Baker Hughes’ behalf against GE, the then-current members of the Board of Directors of Baker Hughes and Baker Hughes as a nominal defendant, related to the decision to (i) terminate the contractual prohibition barring GE from selling any of Baker Hughes’ shares before July 3, 2019; (ii) repurchase $1.5 billion in Baker Hughes’ stock from GE; (iii) permit GE to sell approximately $2.5 billion in Baker Hughes’ stock through a secondary offering; and (iv) enter into a series of other agreements and amendments that will govern the ongoing relationship between Baker Hughes and GE  (collectively, the “2018 Transactions”). The complaints in both lawsuits allege, among other things, that GE, as Baker Hughes’ controlling stockholder, and the members of Baker Hughes’ Board of Directors breached their fiduciary duties by entering into the 2018 Transactions.  The relief sought in the complaints includes a request for a declaration that the defendants breached their fiduciary duties, that GE was unjustly enriched, disgorgement of profits, an award of damages sustained by the Company, pre- and post-judgment interest, and attorneys’ fees and costs.  On March 21, 2019, the Chancery Court entered an order consolidating the Schippnick and City of Riviera Beach complaints under consolidated C.A. No. 2019-0201-AGB, styled in re Baker Hughes, a GE company derivative litigation. On May 10, 2019, Plaintiffs voluntarily dismissed their claims against the members of the Baker Hughes Conflicts Committee, and on May 15, 2019, Plaintiffs voluntarily dismissed their claims against former Baker Hughes director Martin Craighead. On June 7, 2019, the defendants and nominal defendant filed a motion to dismiss the lawsuit on the ground that the derivative plaintiffs failed to make a demand on Baker Hughes’ Board of Directors to pursue the claims itself, and GE and Baker Hughes’ Board of Directors filed a motion to dismiss the lawsuit on the ground that the complaint failed to state a claim on which relief can be granted. The Chancery Court denied the motions on October 8, 2019, except granted GE’s motion to dismiss the unjust enrichment claim against it. On October 31, 2019, Baker Hughes’ Board of Directors designated a Special Litigation Committee and empowered it with full authority to investigate and evaluate the allegations and issues raised in the derivative litigation. The Special Litigation Committee filed a motion to stay the derivative litigation during its investigation. On December 3, 2019, the Chancery Court granted the motion and stayed the derivative litigation until June 1, 2020.

Baker Hughes Holdings LLC 2020 FORM 10-K | 82

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
On May 20, 2020, the Chancery Court granted an extension of the stay to October 1, 2020, and on September 29, 2020, the Court granted a further extension of the stay to October 15, 2020. On October 13, 2020, the Special Litigation Committee filed its report with the Court. At this time, we are not able to predict the outcome of these claims.
In March 2019, Baker Hughes received a document request from the United States Department of Justice (the “DOJ”) related to certain of the Company's operations in Iraq and its dealings with Unaoil Limited and its affiliates. In December 2019, Baker Hughes received a similar document request from the Securities Exchange Commission (the "SEC"). Baker Hughes and the Company are cooperating with the DOJ and the SEC in connection with their requests and any related matters. In addition, Baker Hughes has agreed to toll any statute of limitations in connection with the matters subject to the DOJ’s document request.
On August 13, 2019, Tri-State Joint Fund filed in the Delaware Court of Chancery, a shareholder class action lawsuit for and on the behalf of itself and all similarly situated public stockholders of Baker Hughes Incorporated (“BHI”) against the General Electric Company (GE), the former members of the Board of Directors of BHI, and certain former BHI Officers alleging breaches of fiduciary duty, aiding and abetting, and other claims in connection with the combination of BHI and the oil and gas business (GE O&G) of GE (the Transactions). On October 28, 2019, City of Providence filed in the Delaware Court of Chancery a shareholder class action lawsuit for and on behalf of itself and all similarly situated public shareholders of BHI against GE, the former members of the Board of Directors of BHI, and certain former BHI Officers alleging substantially the same claims in connection with the Transactions. The relief sought in these complaints include a request for a declaration that Defendants breached their fiduciary duties, an award of damages, pre- and post-judgment interest, and attorneys’ fees and costs. The lawsuits have been consolidated, and plaintiffs filed a consolidated class action complaint on December 17, 2019 against certain former BHI officers alleging breaches of fiduciary duty and against GE for aiding and abetting those breaches. The December 2019 complaint omitted the former members of the Board of Directors of BHI, except for Mr. Craighead who also served as President and CEO of BHI. Mr. Craighead and Ms. Ross, who served as Senior Vice President and Chief Financial Officer of BHI, remain named in the December 2019 complaint along with GE. The relief sought in the consolidated complaint includes a declaration that the former BHI officers breached their fiduciary duties and that GE aided and abetted those breaches, an award of damages, pre- and post-judgment interest, and attorneys’ fees and costs. On or around February 12, 2020, the defendants filed motions to dismiss the lawsuit on the grounds that the complaint failed to state a claim on which relief could be granted. On or around October 27, 2020, the Chancery Court granted GE’s motion to dismiss, and granted in part the motion to dismiss filed by Mr. Craighead and Ms. Ross, thereby dismissing all of the claims against GE and Ms. Ross, and all but one of the claims against Mr. Craighead. At this time, we are not able to predict the outcome of the remaining claim.
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
In December 2020, the Company received notice that the SEC is conducting a formal investigation that the Company understands is related to its books and records and internal controls regarding sales of its products and services in projects impacted by U.S. sanctions. The Company is cooperating with the SEC and providing requested information. The Company has also initiated an internal review with the assistance of external legal counsel regarding internal controls and compliance related to U.S. sanctions requirements. The SEC's investigation and the Company's internal review are ongoing, and the Company cannot anticipate the timing, outcome or possible impact of the investigation or review, financial or otherwise.
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

Baker Hughes Holdings LLC 2020 FORM 10-K | 83

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
those losses that are predictable, measurable and recurring in nature, such as claims for automobile liability, general liability and workers compensation.
ENVIRONMENTAL MATTERS
Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that the Company reasonably believes will exceed a specified threshold. Pursuant to recent SEC amendments to this item, the Company will be using a threshold of $1 million for such proceedings. Applying this threshold, there are no environmental matters to disclose for this period.
Estimated remediation costs are accrued using currently available facts, existing environmental permits, technology and enacted laws and regulations. Our cost estimates are developed based on internal evaluations and are not discounted. Accruals are recorded when it is probable that we will be obligated to pay for environmental site evaluation, remediation or related activities, and such costs can be reasonably estimated. As additional information becomes available, accruals are adjusted to reflect current cost estimates. Ongoing environmental compliance costs, such as obtaining or renewing environmental permits, installation of pollution control equipment and waste disposal are expensed as incurred. Where we have been identified as a potentially responsible party in a U.S. federal or state Comprehensive Environmental Response, Compensation and Liability Act (Superfund) site, we accrue our share, if known, of the estimated remediation costs of the site. This share is based on the ratio of the estimated volume of waste we contributed to the site to the total volume of waste disposed at the site.
OTHER
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees, which totaled approximately $4.1 billion at December 31, 2020. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our financial position, results of operations or cash flows. We also had commitments outstanding for purchase obligations for each of the five years in the period ending December 31, 2025 of $838 million, $86 million, $37 million, $8 million and $5 million, respectively, and $18 million in the aggregate thereafter.
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
NOTE 18. RESTRUCTURING, IMPAIRMENT AND OTHER
In the first quarter of 2020, in response to the impact on our business from the COVID-19 pandemic and the significant decline in oil and gas prices, we approved a plan of $1.8 billion (the 2020 Plan) primarily associated with rationalizing certain product lines and restructuring our business, which is designed to, among other things, right-size our operations for anticipated activity levels and market conditions. During the remainder of the year, we incurred additional charges not originally contemplated by the 2020 Plan, primarily in our OFS segment to address the challenging market conditions in the upstream oil and gas market. We recorded restructuring, impairment and other charges totaling $1,866 million, and inventory impairments of $246 million in 2020. See "Note 4. Inventories" for further discussion. Substantially all of the activities and charges associated with the original 2020 Plan were completed by December 31, 2020. During the years ended December 31, 2019 and 2018, we recorded restructuring, impairment and other charges of $342 million, and $433 million, respectively.
These charges are included in the "Restructuring, impairment and other" caption in the consolidated statements of income (loss). Details of all these charges are discussed below.

Baker Hughes Holdings LLC 2020 FORM 10-K | 84

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
RESTRUCTURING AND IMPAIRMENT CHARGES
In the current and prior periods, we approved various restructuring plans globally, mainly to consolidate manufacturing and service facilities, rationalize product lines and rooftops, and reduce headcount across various functions. As a result, we recognized a charge of $903 million, $314 million and $304 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The following table presents the restructuring and impairment charges by the impacted segment, however, these charges are not included in the reported segment results.

	2020	2019	2018
Oilfield Services	$675	$211	$160
Oilfield Equipment	125	18	25
Turbomachinery & Process Solutions	35	48	71
Digital Solutions	54	15	17
Corporate	14	22	31
Total	$903	$314	$304
Restructuring and impairment charges were primarily related to employee termination expenses from reducing our headcount in certain geographical locations, and product line rationalization, including plant closures and related expenses such as property, plant and equipment impairments, and other incremental costs that were a direct result of the restructuring plans.

	2020	2019	2018
Property, plant & equipment, net	$385	$107	$80
Employee-related termination expenses	464	179	123
Asset relocation costs	15	4	28
Contract termination fees	23	12	44
Other incremental costs	16	12	29
Total	$903	$314	$304
OTHER CHARGES
Other charges included in "Restructuring, impairment and other" caption in the consolidated statements of income (loss) were $963 million, $28 million, and $129 million for the years ended December 31, 2020, 2019 and 2018, respectively.
In 2020, such charges consisted primarily of intangible asset impairments of $605 million driven by our decision to exit certain businesses primarily in our OFS segment, other long-lived asset impairments of $216 million ($124 million of intangible assets, $77 million of property, plant and equipment and $15 million of other assets) in our OFE segment, other charges of $73 million driven by certain litigation matters and the impairment of an equity method investment, and charges of $61 million related to corporate facility rationalization.
In 2019, such charges primarily relate to currency devaluations in our OFS segment. In 2018, other charges consist primarily of accelerated amortization of $80 million related to trade names and technology in our OFS segment, litigation charges of $25 million in Corporate and costs of $13 million to exit certain operations that impacted our TPS and OFS segments.
NOTE 19. BUSINESS DISPOSITIONS
We completed several product line dispositions over the past three years as described below. Any gain or loss on a business disposition is reported in the "Other non-operating income (loss), net" caption of the consolidated statements of income (loss).

Baker Hughes Holdings LLC 2020 FORM 10-K | 85

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
•In October 2020, we completed the sale of our Surface Pressure Control Flow business, a non-strategic product line in our OFE segment that provided surface wellhead and surface tree systems for the onshore market. The sale resulted in a loss before income taxes of $137 million.
•In June 2020, we completed the sale of our Rod Lift Systems (RLS) business. RLS was part of our OFS segment and provided rod lift products, technologies, services and solutions to the oil and gas industry. The sale resulted in a loss before income taxes of $216 million.
•In July 2019, we completed the sale of our high-speed reciprocating compression (Recip) business. Recip was part of our TPS segment and provided high-speed reciprocating compression equipment and aftermarket parts and services for oil and gas production, gas processing, gas distribution and independent power industries. The sale resulted in a loss before income taxes of $138 million.
•In October 2018, we completed the sale of our Natural Gas Solution (NGS) business. NGS was part of our TPS segment and provided commercial and industrial products such as gas meters, chemical injection pumps, pipeline repair products and electric actuators. The sale resulted in a gain before income taxes of $171 million.
NOTE 20. SUPPLEMENTARY INFORMATION
ALL OTHER CURRENT LIABILITIES
All other current liabilities as of December 31, 2020 and 2019 include $907 million and $1,115 million, respectively, of employee related liabilities.
PRODUCT WARRANTIES
We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, primarily historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties are as follows:

	2020	2019
Balance at beginning of year	$220	$236
Provisions	6	4
Expenditures	(11)	(14)
Other	1	(6)
Balance at end of year	$216	$220
ALLOWANCE FOR CREDIT LOSSES
The change in allowance for credit losses is as follows:

	2020	2019
Balance at beginning of year	$323	$327
Provision	66	48
Write-offs & other	(16)	(52)
Balance at end of year	$373	$323
CASH FLOW DISCLOSURES
Supplemental cash flow disclosures are as follows for the years ended December 31:

	2020	2019	2018
Income taxes paid, net of refunds	$452	$446	$424
Interest paid	$289	$285	$301

Baker Hughes Holdings LLC 2020 FORM 10-K | 86

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Exchange Act) were effective at a reasonable assurance level.
There has been no change in our internal controls over financial reporting during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

Baker Hughes Holdings LLC 2020 FORM 10-K | 87

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Not required.
ITEM 11. EXECUTIVE COMPENSATION
Not required.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Not required.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Not required.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The Audit Committee appointed KPMG LLP as the Company’s independent registered public accountant to audit the financial statements of the Company and its consolidated subsidiaries for the fiscal years ending on December 31, 2020 and 2019.
KPMG LLP billed or will bill the Company or its subsidiaries for the aggregate fees set forth in the respective tables below for services provided during fiscal years 2020 and 2019. These amounts include fees paid or to be paid by the Company for (i) professional services rendered for the audit of the Company’s annual financial statements, review of quarterly financial statements and audit services related to the effectiveness of the Company’s internal control over financial reporting, (ii) assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and (iii) professional services rendered for tax compliance, tax advice, and tax planning.
The table below shows the aggregate fees paid or to be paid to KPMG LLP for professional services related to fiscal years 2020 and 2019:

	2020	2019
Audit fees	$28.4	$27.2
Audit-related fees	0.3	0.3
Tax fees	—	—
All other	—	—
Total	$28.7	$27.5
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

Baker Hughes Holdings LLC 2020 FORM 10-K | 88

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

Baker Hughes Holdings LLC 2020 FORM 10-K | 89

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

3.1	Certificate of Conversion of Baker Hughes Holdings LLC
3.2	Amended Certificate of Formation for Baker Hughes Holdings LLC dated as of April 15, 2020
3.3	Amended and Restated Limited Liability Company Agreement of Baker Hughes Holdings LLC dated as of April 15, 2020
4.1	Indenture, dated October 28, 2008, between Baker Hughes Incorporated (as predecessor to Baker Hughes Holdings LLC) and The Bank of New York Mellon Trust Company, N.A., as trustee.
4.2
First Supplemental Indenture, dated as of August 17, 2011, to the Indenture dated as of October 28, 2008, between Baker Hughes Incorporated (as predecessor to Baker Hughes Holdings LLC) and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.3
Second Supplemental Indenture, dated July 3, 2017, to the Indenture dated as of October 28, 2008, among Baker Hughes Holdings LLC, Baker Hughes Co-Obligor, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.4
Third Supplemental Indenture, dated December 11, 2017, to the Indenture dated as of October 28, 2008, among Baker Hughes Holdings LLC, Baker Hughes Co-Obligor, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.5
Fourth Supplemental Indenture, dated November 7, 2019, to the Indenture dated as of October 28, 2008, among Baker Hughes Holdings LLC, Baker Hughes Co-Obligor, Inc. and the Bank of New York Mellon Trust Company, N.A., as Trustee.

4.6
Fifth Supplemental Indenture, dated May 1, 2020 to the Indenture dated as of October 28, 2008, among Baker Hughes Holdings LLC, Baker Hughes Co-Obligor, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.7	Indenture, dated May 15, 1994, between Western Atlas Inc. and The Bank of New York Mellon, as trustee.
4.8
First Supplemental Indenture dated July 3, 2017, to the Indenture dated as of May 15, 1994, among Baker Hughes Holdings LLC, Baker Hughes Co-Obligor, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.9
First Supplemental Indenture, dated as of July 3, 2017, to the Indenture dated as of May 15, 1991, among Baker Hughes Holdings LLC, Baker Hughes Co-Obligor, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.10*	Description of Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934.

Baker Hughes Holdings LLC 2020 FORM 10-K | 90

10.1	Transaction Agreement, dated as of February 28, 2019, between Baker Hughes Holdings LLC, General Electric Company and GE Aero Power LLC.
10.2
Stock and Asset Purchase Agreement, dated February 25, 2019, among Baker Hughes Holdings LLC, GE Energy Switzerland GmbH and, for the limited purpose of the last sentence of Section 11.06, GE, and for the limited purpose of Section 11.15(b) and the last sentence of Section 11.06, Baker Hughes Company.

10.3	Letter Agreement, dated as of February 28, 2019, between Baker Hughes Holdings LLC and General Electric Company regarding the Intercompany Services Agreement.
10.4	Letter Agreement, dated as of February 28, 2019, between Baker Hughes Holdings LLC and General Electric Company regarding Additives.
10.5	Omnibus Agreement, dated as of July 31, 2019, between Baker Hughes Company, Baker Hughes Holdings LLC and General Electric Company.
10.6	Transition Services Agreement, dated as of July 31, 2019, between Baker Hughes Holdings LLC and General Electric Company.
10.7	Asset Purchase Agreement, dated as of July 31, 2019, between Baker Hughes Holdings LLC and GE Digital LLC.
10.8	TM2500 Supply and Distribution Agreement, dated as of July 31, 2019, between Baker Hughes Holdings LLC and General Electric Company.
10.9	Joint Ownership and License Agreement, dated as of July 31, 2019, between Baker Hughes Holdings LLC and General Electric Company.
10.10	Bridge Supply and Technology Development Agreement, dated as of July 31, 2019, between Baker Hughes Holdings LLC and General Electric Company.
10.11	STDA Side Agreement, dated as of July 31, 2019, between Baker Hughes Holdings LLC and General Electric Company.
10.12	Second Amendment to the GE Global Employee Services Agreement, dated as of July 31, 2019, between Baker Hughes Holdings LLC and General Electric Company.
10.13*	Third Amendment to the GE Global Employee Services Agreement, effective October 1, 2020 between Baker Hughes Holdings LLC and General Electric Company.
10.14	Second Amendment and Restatement of Promissory Note, dated as of July 31, 2019, between Baker Hughes Holdings LLC and GE Oil & Gas US Holdings IV, Inc.
10.15	Master Agreement, dated as of November 13, 2018, between Baker Hughes Company, Baker Hughes Holdings LLC and General Electric Company.
10.16	Amendment No. 1 to the Master Agreement, dated as of January 30, 2019, among General Electric Company, Baker Hughes Company and Baker Hughes Holdings LLC.
10.17	Amendment No. 2 to the Master Agreement, dated as of February 22, 2019, among General Electric Company, Baker Hughes Company and Baker Hughes Holdings LLC.
10.18	Aero-Derivatives Supply and Technology Development Agreement, dated as of November 13, 2018, between Baker Hughes Holdings LLC and General Electric Company.
10.19	HDGT Supply Agreement, dated as of November 13, 2018, between Baker Hughes Holdings LLC and General Electric Company.
10.20	Amended and Restated HDGT Distribution and Supply Agreement, dated as of February 27, 2019, between Baker Hughes Holdings LLC and General Electric Company.
10.21	First Amendment to the Amended and Restated HDGT Distribution and Supply Agreement dated September 16, 2019 between Baker Hughes Holdings LLC and General Electric Company.
10.22
Exchange Agreement, dated as of July 3, 2017, among General Electric Company, GE Oil & Gas US Holdings I, Inc., GE Oil & Gas US Holdings IV, Inc., GE Holdings (US), Inc., Baker Hughes Company and Baker Hughes Holdings LLC.

10.23	Tax Matters Agreement, dated as of July 3, 2017, among General Electric Company, Baker Hughes Company , EHHC Newco, LLC and Baker Hughes Holdings LLC.
10.24	Amended and Restated IP Cross License Agreement, dated as of November 13, 2018, between General Electric Company and Baker Hughes Holdings LLC.
10.25	Side Letter to the Amended and Restated IP Cross License Agreement dated as of November 13, 2018, between General Electric Company and Baker Hughes Holdings LLC.
10.26	Agreement to the Amended & Restated IP Cross License Agreement, dated as of July 31, 2019, between Baker Hughes Holdings LLC and General Electric Company.
10.27	Amended and Restated Trademark License Agreement, dated as of November 13, 2018, between General Electric Company and Baker Hughes Holdings LLC.

Baker Hughes Holdings LLC 2020 FORM 10-K | 91

10.28	Amended and Restated GE Digital Master Products and Services Agreement, dated as of November 13, 2018, between GE Digital LLC and Baker Hughes Holdings LLC.
10.29	Amendment to the Amended and Restated GE Digital Master Products and Services Agreement, dated as of July 31, 2019, between Baker Hughes Holdings LLC and GE Digital LLC.
10.30	GE Digital Referral Agreement, dated as of July 31, 2019, between Baker Hughes Holdings LLC and GE Digital LLC.
10.31	Amended and Restated Intercompany Services Agreement, dated as of November 13, 2018, between General Electric Company and Baker Hughes Holdings LLC.
10.32	Amendment to the Amended and Restated Intercompany Services Agreement, dated as of July 31, 2019, between Baker Hughes Holdings LLC and General Electric Company.
10.33	Amended and Restated Supply Agreement, dated as of November 13, 2018, between General Electric Company, as Seller, and Baker Hughes Holdings LLC, as Buyer.
10.34	Amended and Restated Supply Agreement, dated as of November 13, 2018, between Baker Hughes Holdings LLC, as Seller, and General Electric Company, as Buyer.
10.35	Umbrella Aero-Derivatives IP Agreement, dated as of November 13, 2018, between General Electric Company and Baker Hughes Holdings LLC.
10.36	Equity Repurchase Agreement, dated as of November 5, 2017, by and among General Electric Company, Baker Hughes Company and Baker Hughes Holdings LLC.
10.37	Equity Repurchase Agreement dated as of November 13, 2018, by and among General Electric Company, Baker Hughes Company and Baker Hughes Holdings LLC.
10.38	Equity Repurchase Agreement, dated as of September 9, 2019, by and among Baker Hughes Company, Baker Hughes Holdings LLC and General Electric Company.
10.39	Employee Benefits Matters Agreement dated as of November 13, 2018 by and among General Electric Company, Baker Hughes Company and Baker Hughes Holdings LLC.
10.40	Credit Agreement, dated as of December 10, 2019, among Baker Hughes Holdings LLC, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
10.41+	Baker Hughes Company Supplementary Pension Plan as Amended and Restated Effective as of December 31, 2018.
10.42+	Amendment to the Baker Hughes Holdings LLC Sponsored Benefit Plans including the Baker Hughes Company Supplementary Pension Plan.
10.43	Plea Agreement between Baker Hughes Services International, Inc. and the United States Department of Justice filed on April 26, 2007, with the United States District Court of Texas, Houston Division.
22*	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant.
23.1*	Consent of KPMG LLP.
31.1**	Certification of Lorenzo Simonelli, President and Chief Executive Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2**	Certification of Brian Worrell, Chief Financial Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
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
ITEM 16. FORM 10-K SUMMARY
None.

Baker Hughes Holdings LLC 2020 FORM 10-K | 92

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKER HUGHES HOLDINGS LLC

Date:	February 25, 2021	/s/ LORENZO SIMONELLI
Lorenzo Simonelli Chairman, Baker Hughes Company President and Chief Executive Officer
KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lorenzo Simonelli, Brian Worrell and Regina Jones, each of whom may act without joinder of the other, as their true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 25th day of February 2021.

Signature	Title

/s/ LORENZO SIMONELLI	Chairman, Baker Hughes Company President and Chief Executive Officer
(Lorenzo Simonelli)	(principal executive officer)

/S/ BRIAN WORRELL	Chief Financial Officer
(Brian Worrell)	(principal financial officer)

/S/ KURT CAMILLERI	Senior Vice President, Controller and Chief Accounting Officer
(Kurt Camilleri)	(principal accounting officer)

Baker Hughes Holdings LLC 2020 FORM 10-K | 93

Signature	Title

/s/ W. GEOFFREY BEATTIE	Director, Baker Hughes Company
(W. Geoffrey Beattie)

/s/ GREGORY D. BRENNEMAN	Director, Baker Hughes Company
(Gregory D. Brenneman)

/s/ CYNTHIA B. CARROLL	Director, Baker Hughes Company
(Cynthia B. Carroll)

/s/ NELDA J. CONNORS	Director, Baker Hughes Company
(Nelda J. Connors)

/s/ CLARENCE P. CAZALOT, JR.	Director, Baker Hughes Company
(Clarence P. Cazalot, Jr.)

/s/ GREGORY L. EBEL	Director, Baker Hughes Company
(Gregory L. Ebel)

/s/ LYNN L. ELSENHANS	Director, Baker Hughes Company
(Lynn L. Elsenhans)

/s/ JOHN G. RICE	Director, Baker Hughes Company
(John G. Rice)

Baker Hughes Holdings LLC 2020 FORM 10-K | 94