Form 10-Q
period 2021-03-31
Baker Hughes Holdings LLC
filed 2021-04-23
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Yes ☐ No ☑
As of April 16, 2021, all of the common units of the registrant are held by affiliates of the registrant. None of the common units are publicly traded.

Baker Hughes Holdings LLC

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Baker Hughes Holdings LLC
Condensed Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions, except per unit amounts)	2021	2020
Revenue:
Sales of goods	$2,936	$3,082
Sales of services	1,846	2,343
Total revenue	4,782	5,425

Costs and expenses:
Cost of goods sold	2,534	2,846
Cost of services sold	1,390	1,824
Selling, general and administrative	587	675
Goodwill impairment	—	14,717
Restructuring, impairment and other	80	1,325
Separation related	27	41
Total costs and expenses	4,618	21,428
Operating income (loss)	164	(16,003)
Other non-operating income (loss), net	(626)	25
Interest expense, net	(74)	(59)
Loss before income taxes	(536)	(16,037)
Provision for income taxes	(83)	(8)
Net loss	(619)	(16,045)
Less: Net income attributable to noncontrolling interests	9	8
Net loss attributable to Baker Hughes Holdings LLC	$(628)	$(16,053)

Cash distribution per common unit	$0.18	$0.18
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 1

Baker Hughes Holdings LLC
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Net loss	$(619)	$(16,045)
Less: Net loss attributable to noncontrolling interests	9	8
Net loss attributable to Baker Hughes Holdings LLC	(628)	(16,053)
Other comprehensive income (loss):
Investment securities	—	(2)
Foreign currency translation adjustments	(51)	(277)
Cash flow hedges	6	(8)
Benefit plans	3	23
Other comprehensive loss	(42)	(264)
Less: Other comprehensive loss attributable to noncontrolling interests	—	—
Other comprehensive loss attributable to Baker Hughes Holdings LLC	(42)	(264)
Comprehensive loss	(661)	(16,309)
Less: Comprehensive loss attributable to noncontrolling interests	9	8
Comprehensive loss attributable to Baker Hughes Holdings LLC	$(670)	$(16,317)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 2

Baker Hughes Holdings LLC
Condensed Consolidated Statements of Financial Position
(Unaudited)

(In millions)	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$4,359	$4,125
Current receivables, net	5,370	5,700
Inventories, net	4,181	4,421
All other current assets	1,959	2,280
Total current assets	15,869	16,526
Property, plant and equipment (net of accumulated depreciation of $4,925 and $5,115)	5,163	5,358
Goodwill	5,731	5,739
Other intangible assets, net	4,228	4,397
Contract and other deferred assets	1,899	2,001
All other assets	2,968	2,955
Deferred income taxes	943	953
Total assets	$36,801	$37,929
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,468	$3,532
Short-term debt and current portion of long-term debt	887	889
Progress collections and deferred income	3,397	3,454
All other current liabilities	2,279	2,431
Total current liabilities	10,031	10,306
Long-term debt	6,733	6,744
Deferred income taxes	103	108
Liabilities for pensions and other postretirement benefits	1,197	1,217
All other liabilities	1,357	1,391
Members' equity:
Members' capital (common units 1,041 and 1,035 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively)	36,392	36,512
Retained loss	(16,567)	(15,939)
Accumulated other comprehensive loss	(2,585)	(2,542)
Baker Hughes Holdings LLC equity	17,240	18,031
Noncontrolling interests	140	132
Total equity	17,380	18,163
Total liabilities and equity	$36,801	$37,929
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 3

Baker Hughes Holdings LLC
Condensed Consolidated Statements of Changes in Members' Equity
(Unaudited)

(In millions, except per unit amounts)	Members' Capital	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at December 31, 2020	$36,512	$(15,939)	$(2,542)	$132	$18,163
Comprehensive loss:
Net loss		(628)		9	(619)
Other comprehensive loss			(42)		(42)
Regular cash distribution to members ($0.18 per unit)	(187)				(187)
Baker Hughes stock-based compensation cost	50				50
Other	17		(1)	(1)	15
Balance at March 31, 2021	$36,392	$(16,567)	$(2,585)	$140	$17,380

(In millions, except per share amounts)	Members' Capital	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at December 31, 2019	$36,998	$(110)	$(2,589)	$115	$34,414
Comprehensive loss:
Net loss		(16,053)		8	(16,045)
Other comprehensive loss			(264)		(264)
Regular cash distribution to members ($0.18 per unit)	(186)				(186)
Baker Hughes stock-based compensation cost	56				56
Other	14	(4)			10
Balance at March 31, 2020	$36,882	$(16,167)	$(2,853)	$123	$17,985
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 4

Baker Hughes Holdings LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Cash flows from operating activities:
Net loss	$(619)	$(16,045)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	292	355
Goodwill impairment	—	14,717
Intangible assets impairment	—	725
Property, plant and equipment impairment	—	218
Inventory impairment	—	160
Unrealized loss on equity security	788	—
Changes in operating assets and liabilities:
Current receivables	312	194
Inventories	88	(140)
Accounts payable	(11)	(212)
Progress collections and deferred income	(19)	311
Contract and other deferred assets	6	15
Other operating items, net	(175)	180
Net cash flows from operating activities	662	478
Cash flows from investing activities:
Expenditures for capital assets	(221)	(365)
Proceeds from disposal of assets	41	40
Other investing items, net	6	7
Net cash flows used in investing activities	(174)	(318)
Cash flows from financing activities:
Net repayments of debt and other borrowings	(36)	(115)
Distributions to members	(187)	(186)
Other financing items, net	(32)	(26)
Net cash flows used in financing activities	(255)	(327)
Effect of currency exchange rate changes on cash and cash equivalents	1	(73)
Increase (decrease) in cash and cash equivalents	234	(240)
Cash and cash equivalents, beginning of period	4,125	3,245
Cash and cash equivalents, end of period	$4,359	$3,005
Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$39	$118
Interest paid	$51	$49
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 5

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF THE BUSINESS
Baker Hughes Holdings LLC, a Delaware limited liability company (the Company, BHH LLC, we, us, or our), and the successor to Baker Hughes Incorporated, a Delaware corporation (BHI) is an energy technology company with a diversified portfolio of technologies and services that span the entire energy value chain. The partnership was formed as the result of a combination between BHI and the oil and gas business (GE O&G) of General Electric Company (GE). As of March 31, 2021, GE owns approximately 25.7% of our common units and Baker Hughes Company (Baker Hughes) owns approximately 74.3% of our common units.
BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. and such principles, U.S. GAAP) and pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, certain information and disclosures normally included in our annual financial statements have been condensed or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Annual Report).
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
In the Company's financial statements and notes, certain amounts have been reclassified to conform to the current year presentation. In the notes to unaudited condensed consolidated financial statements, all dollar and common unit amounts in tabulations are in millions of dollars and units, respectively, unless otherwise indicated. Certain columns and rows in our financial statements and notes thereto may not add due to the use of rounded numbers.
Separation related costs as reflected in our condensed consolidated statements of income (loss) include costs incurred in connection with the ongoing activities related to our separation from GE. See "Note 15. Related Party Transactions" for further information.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Please refer to "Note 1. Basis of Presentation and Summary of Significant Accounting Policies," to our consolidated financial statements from our 2020 Annual Report for the discussion of our significant accounting policies.
Cash and Cash Equivalents
As of March 31, 2021 and December 31, 2020, we had $606 million and $687 million, respectively, of cash held in bank accounts that cannot be released, transferred or otherwise converted into a currency that is regularly transacted internationally, due to lack of market liquidity, capital controls or similar monetary or exchange limitations limiting the flow of capital out of the jurisdiction. These funds are available to fund operations and growth in these jurisdictions, and we do not currently anticipate a need to transfer these funds to the U.S. Included in these amounts are $15 million and $42 million, as of March 31, 2021 and December 31, 2020, respectively, held on behalf of GE.

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 6

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements

Cash and cash equivalents includes a total of $16 million and $44 million of cash at March 31, 2021 and December 31, 2020, respectively, held on behalf of GE, and a corresponding liability is reported in short-term debt. See "Note 15. Related Party Transactions" for further details.
NEW ACCOUNTING STANDARDS TO BE ADOPTED
All new accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.
NOTE 2. REVENUE RELATED TO CONTRACTS WITH CUSTOMERS
DISAGGREGATED REVENUE
We disaggregate our revenue from contracts with customers by primary geographic markets.

	Three Months Ended March 31,
Total Revenue	2021	2020
U.S.	$1,052	$1,315
Non-U.S.	3,730	4,110
Total	$4,782	$5,425
REMAINING PERFORMANCE OBLIGATIONS
As of March 31, 2021 and 2020, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $23.2 billion and $22.7 billion, respectively. As of March 31, 2021, we expect to recognize revenue of approximately 51%, 66% and 90% of the total remaining performance obligations within 2, 5, and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.
NOTE 3. CURRENT RECEIVABLES
Current receivables are comprised of the following:

	March 31, 2021	December 31, 2020
Customer receivables	$4,429	$4,676
Related parties	527	507
Other	789	890
Total current receivables	5,745	6,073
Less: Allowance for credit losses	(375)	(373)
Total current receivables, net	$5,370	$5,700
Customer receivables are recorded at the invoiced amount. Related parties consists primarily of amounts owed to us by GE. The "Other" category consists primarily of indirect taxes, advance payments to suppliers, other tax receivables and customer retentions.

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 7

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4. INVENTORIES
Inventories, net of reserves of $384 million and $421 million as of March 31, 2021 and December 31, 2020, respectively, are comprised of the following:

	March 31, 2021	December 31, 2020
Finished goods	$2,308	$2,337
Work in process and raw materials	1,873	2,084
Total inventories, net	$4,181	$4,421
We recorded inventory impairments of $160 million during the three months ended March 31, 2020, predominantly in our Oilfield Services segment as a result of certain restructuring activities initiated by the Company. Charges for inventory impairments are predominantly reported in the "Cost of goods sold" caption of the condensed consolidated statements of income (loss).
NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
GOODWILL
The changes in the carrying value of goodwill are detailed below by segment:

	Oilfield Services	Oilfield Equipment	Turbo- machinery & Process Solutions	Digital Solutions	Total
Balance at December 31, 2019, gross	$15,382	$4,186	$2,171	$2,411	$24,150
Accumulated impairment at December 31, 2019	(2,633)	(867)	—	(254)	(3,754)
Balance at December 31, 2019	12,749	3,319	2,171	2,157	20,396
Impairment	(11,428)	(3,289)	—	—	(14,717)
Currency exchange and others	(20)	(24)	63	41	60
Balance at December 31, 2020	1,301	6	2,234	2,198	5,739
Currency exchange and others	1	(3)	(14)	8	(8)
Balance at March 31, 2021	$1,302	$3	$2,220	$2,206	$5,731
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
During the first quarter of 2021, we completed a review to assess whether indicators of impairment existed. As a result of this assessment, we concluded that no indicators existed that would lead to a determination that it is more likely than not that the fair value of each reporting unit is less than its carrying value. There can be no assurances that future sustained declines in macroeconomic or business conditions affecting our industry will not occur, which could result in goodwill impairment charges in future periods.
During the first quarter of 2020, our market capitalization declined significantly compared to the fourth quarter of 2019. Baker Hughes Company's closing stock price fell to a historic low of $9.33 on March 23, 2020. Over the same period, the equity value of our peer group companies and the overall U.S. stock market also declined significantly amid market volatility. In addition, the Oilfield Services Index (OSX), an indicator of investors’ view of the earnings prospects and cost of capital of the oil and gas services industry, traded at prices that were the lowest

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 8

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements

in its history. These declines were driven by the uncertainty surrounding the outbreak of the coronavirus (COVID-19) and other macroeconomic events such as the geopolitical tensions between OPEC and Russia, which also resulted in a significant drop in oil prices. Based on these factors, we concluded that a triggering event occurred and, accordingly, an interim quantitative impairment test was performed as of March 31, 2020 (“testing date”).
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
OTHER INTANGIBLE ASSETS
Intangible assets are comprised of the following:

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,944	$(719)	$1,225	$2,261	$(916)	$1,345
Technology	1,100	(698)	402	1,127	(696)	431
Trade names and trademarks	293	(163)	130	326	(181)	145
Capitalized software	1,270	(1,022)	248	1,294	(1,041)	253
Finite-lived intangible assets	4,607	(2,602)	2,005	5,008	(2,834)	2,174
Indefinite-lived intangible assets	2,223	—	2,223	2,223	—	2,223
Total intangible assets	$6,830	$(2,602)	$4,228	$7,231	$(2,834)	$4,397
Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from 1 to 30 years. Amortization expense for the three months ended March 31, 2021 and 2020 was $69 million and $84 million, respectively.
Estimated amortization expense for the remainder of 2021 and each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
Remainder of 2021	$178
2022	206
2023	194
2024	177
2025	134
2026	98

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 9

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6. CONTRACT AND OTHER DEFERRED ASSETS
A majority of our long-term product service agreements relate to our Turbomachinery & Process Solutions segment. Contract assets reflect revenue earned in excess of billings on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements and other deferred contract related costs. Contract assets are comprised of the following:

	March 31, 2021	December 31, 2020
Long-term product service agreements	$612	$660
Long-term equipment contracts (1)	1,088	1,160
Contract assets (total revenue in excess of billings)	1,700	1,820
Deferred inventory costs	159	138
Non-recurring engineering costs	40	43
Contract and other deferred assets	$1,899	$2,001
(1)Reflects revenue earned in excess of billings on our long-term contracts to construct technically complex equipment and certain other service agreements.
Revenue recognized during the three months ended March 31, 2021 and 2020 from performance obligations satisfied (or partially satisfied) in previous periods related to our long-term service agreements was nil and $6 million, respectively. This includes revenue recognized from revisions to cost or billing estimates that may affect a contract’s total estimated profitability resulting in an adjustment of earnings.
NOTE 7. PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract liabilities include progress collections, which reflects billings in excess of revenue, and deferred income on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements. Contract liabilities are comprised of the following:

	March 31, 2021	December 31, 2020
Progress collections	$3,288	$3,352
Deferred income	109	102
Progress collections and deferred income (contract liabilities)	$3,397	$3,454
Revenue recognized during the three months ended March 31, 2021 and 2020 that was included in the contract liabilities at the beginning of the period was $878 million and $507 million, respectively.
NOTE 8. LEASES
Our leasing activities primarily consist of operating leases for administrative offices, manufacturing facilities, research centers, service centers, sales offices and certain equipment.

	Three Months Ended March 31,
Operating Lease Expense	2021	2020
Long-term fixed lease	$62	$72
Long-term variable lease	9	11
Short-term lease (1)	99	161
Total operating lease expense	$170	$244
(1)Leases with a term of one year or less, including leases with a term of one month or less
Cash flows used in operating activities for operating leases approximates our expense for the three months ended March 31, 2021 and 2020.

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 10

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements

The weighted-average remaining lease term as of March 31, 2021 and December 31, 2020 were approximately eight years for our operating leases. The weighted-average discount rate used to determine the operating lease liability as of March 31, 2021 and December 31, 2020 was 4.1% and 3.7%, respectively.
NOTE 9. BORROWINGS
Short-term and long-term borrowings are comprised of the following:

	March 31, 2021	December 31, 2020
Short-term borrowings
Commercial paper	$832	$801
Short-term borrowings from GE	16	45
Other borrowings	39	43
Total short-term borrowings	887	889

Long-term borrowings
2.773% Senior Notes due December 2022	1,248	1,247
8.55% Debentures due June 2024	121	123
3.337% Senior Notes due December 2027	1,344	1,344
6.875% Notes due January 2029	282	284
3.138% Senior Notes due November 2029	522	522
4.486% Senior Notes due May 2030	497	497
5.125% Senior Notes due September 2040	1,296	1,297
4.08% Senior Notes due December 2047	1,337	1,337
Other long-term borrowings	86	93
Total long-term borrowings	6,733	6,744
Total borrowings	$7,620	$7,633
The estimated fair value of total borrowings at March 31, 2021 and December 31, 2020 was $8,123 million and $8,502 million, respectively. For a majority of our borrowings the fair value was determined using quoted period-end market prices. Where market prices are not available, we estimate fair values based on valuation methodologies using current market interest rate data adjusted for our non-performance risk.
BHH LLC has a $3 billion committed unsecured revolving credit facility (the Credit Agreement) with commercial banks maturing in December 2024. The Credit Agreement contains certain customary representations and warranties, certain customary affirmative covenants and certain customary negative covenants. Upon the occurrence of certain events of default, BHH LLC's obligations under the Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the Credit Agreement and other customary defaults. No such events of default have occurred. At March 31, 2021 and December 31, 2020, there were no borrowings under the Credit Agreement. In addition, we have a commercial paper program under which we may issue from time to time up to $3.8 billion in commercial paper with maturities of no more than 397 days. Based on the expected repayment of our commercial paper that matures on April 30, 2021, our authorized commercial paper program would be reduced to $3 billion.
Baker Hughes Co-Obligor, Inc. is a co-obligor, jointly and severally with BHH LLC on our long-term debt securities.  This co-obligor is a 100%-owned finance subsidiary of BHH LLC that was incorporated for the sole purpose of serving as a corporate co-obligor of long-term debt securities and has no assets or operations other than those related to its sole purpose. As of March 31, 2021, Baker Hughes Co-Obligor, Inc. is a co-obligor of our long-term debt securities totaling $6,647 million.
Certain Senior Notes contain covenants that restrict BHH LLC's ability to take certain actions, including, but not limited to, the creation of certain liens securing debt, the entry into certain sale-leaseback transactions and

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 11

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements

engaging in certain merger, consolidation and asset sale transactions in excess of specified limits. At March 31, 2021, we were in compliance with all debt covenants.
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
The components of net periodic cost of plans sponsored by us are as follows:

	Three Months Ended March 31,
	2021	2020
Service cost	$7	$7
Interest cost	16	20
Expected return on plan assets	(32)	(31)
Amortization of net actuarial loss	11	8
Net periodic cost	$2	$4
The service cost component of the net periodic cost is included in operating income (loss) and all other components are included in non-operating income (loss) in our condensed consolidated statements of income (loss).
NOTE 11. INCOME TAXES
For the three months ended March 31, 2021, the provision for income tax was $83 million. The difference between the U.S. statutory tax rate of 21% and the current effective tax rate is primarily related to losses with no tax benefit due to valuation allowances. We are a partnership for U.S. federal tax purposes, therefore, any tax effects associated with the U.S. are recognized by our members and not reflected in our tax expense.
For the three months ended March 31, 2020, the provision for income tax was $8 million. The difference between the U.S. statutory tax rate of 21% and the current effective tax rate is primarily related to non-deductible goodwill impairment and losses with no tax benefit due to valuation allowances.
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

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 12

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12. MEMBERS' EQUITY
COMMON UNITS
The BHH LLC Agreement provides that initially there is one class of common units (Units), which are currently held directly or indirectly by Baker Hughes and GE (collectively, the Members). If Baker Hughes issues a share of Class A common stock, including in connection with an equity incentive or similar plan, we will also issue a corresponding Unit to Baker Hughes or one of its direct subsidiaries. For the three months ended March 31, 2021 and 2020, we issued 5,522 thousand and 3,684 thousand Units, respectively, to Baker Hughes or one of its direct subsidiaries in connection with the issuance of its Class A common stock. The Members are entitled through their Units to receive distributions on an equal amount of any dividend paid by Baker Hughes to its Class A shareholders.
During the three months ended March 31, 2021, GE's economic interest in us was reduced to approximately 25.7% primarily as a result of the exchange of 43.7 million shares of Class B common stock, and associated Units.
The following table presents the changes in the number of Units outstanding (in thousands):

	Common Units Held by Baker Hughes		Common Units Held by GE
	2021	2020	2021	2020
Balance at January 1	723,999	650,065	311,433	377,428
Issue of units to Baker Hughes under equity incentive plan	5,522	3,684	—	—
Exchange of common units (1)	43,686	—	(43,686)	—
Balance at March 31	773,207	653,749	267,747	377,428
(1)In March 2021, GE exchanged 43.7 million shares of Class B common stock and paired Units for Class A common stock. When shares of Class B common stock, together with associated Units, are exchanged for shares of Class A common stock pursuant to the Exchange Agreement, such shares of Class B common stock are canceled.
ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL)
The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Investment Securities	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2020	$—	$(2,096)	$5	$(451)	$(2,542)
Other comprehensive income (loss) before reclassifications	—	(50)	8	(9)	(51)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(2)	11	9
Deferred taxes	—	(1)	—	1	—
Other comprehensive income (loss)	—	(51)	6	3	(42)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—
Balance at March 31, 2021	$—	$(2,147)	$11	$(448)	$(2,585)

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 13

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements

	Investment Securities	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$2	$(2,274)	$10	$(327)	$(2,589)
Other comprehensive income (loss) before reclassifications	(2)	(277)	(9)	17	(271)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	11	11
Deferred taxes	—	—	1	(5)	(4)
Other comprehensive income (loss)	(2)	(277)	(8)	23	(264)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—
Balance at March 31, 2020	$—	$(2,551)	$2	$(304)	$(2,853)
The amounts reclassified from accumulated other comprehensive loss during the three months ended March 31, 2021 and 2020 for benefit plans represent amortization of net actuarial gain (loss) which are included in the computation of net periodic pension cost (see "Note 10. Employee Benefit Plans" for additional details). These reclassifications are recorded across the various cost and expense line items within the condensed consolidated statements of income (loss).
NOTE 13. FINANCIAL INSTRUMENTS
RECURRING FAIR VALUE MEASUREMENTS
Our assets and liabilities measured at fair value on a recurring basis consists of derivative instruments and investment securities.

	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets
Derivatives	$—	$136	$—	$136	$—	$118	$—	$118
Investment securities	714	—	14	729	1,502	—	30	1,532
Total assets	714	136	14	864	1,502	118	30	1,650

Liabilities
Derivatives	—	(34)	—	(34)	—	(52)	—	(52)
Total liabilities	$—	$(34)	$—	$(34)	$—	$(52)	$—	$(52)
There were no transfers between Level 1, 2 and 3 during the three months ended March 31, 2021.
The following table provides a reconciliation of recurring Level 3 fair value measurements for investment securities:

	2021	2020
Balance at January 1	$30	$259
Proceeds at maturity	(16)	(69)
Unrealized gains (losses) recognized in accumulated other comprehensive income (loss)	—	(2)
Balance at March 31	$14	$187
The most significant unobservable input used in the valuation of our Level 3 instruments is the discount rate. Discount rates are determined based on inputs that market participants would use when pricing investments, including credit and liquidity risk. An increase in the discount rate would result in a decrease in the fair value of our

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 14

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements

investment securities. There are no unrealized gains or losses recognized in the condensed consolidated statement of income (loss) on account of any Level 3 instrument still held at the reporting date.

	March 31, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities
Non-U.S. debt securities (1)	$14	$—	$—	$14	$30	$—	$—	$30
Equity securities (2)	75	643	(3)	714	76	1,431	(5)	1,502
Total	$89	$643	$(3)	$729	$106	$1,431	$(5)	$1,532
(1)All of our investment securities are classified as available for sale instruments. Non-U.S. debt securities mature within two years.
(2)Gains (losses) recorded to earnings related to these securities were $(786) million and $(13) million for the three months ended March 31, 2021 and 2020, respectively.
As of March 31, 2021 and December 31, 2020, our equity securities consist primarily of our investment in C3.ai, which consists of 10,813,095 shares of C3.ai Class A common stock, an economic interest of approximately 11%, with a fair value of $713 million and $1,500 million, respectively. For the three months ended March 31, 2021, we recorded a mark-to-market unrealized loss of $788 million on our investment in C3.ai, which is reported in the “Other non-operating income (loss)” caption in our condensed consolidated statement of income (loss). See “Note 15. Related Party Transactions” for further details on our agreements with C3.ai.
As of March 31, 2021 and December 31, 2020, $718 million and $1,514 million of total investment securities are recorded in "All other current assets" and $11 million and $18 million are recorded in "All other assets" of the condensed consolidated statements of financial position, respectively.
FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
Our financial instruments include cash, cash equivalents, current receivables, certain investments, accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of these financial instruments as of March 31, 2021 and December 31, 2020 approximates their carrying value as reflected in our condensed consolidated financial statements. For further information on the fair value of our debt, see "Note 9. Borrowings."

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 15

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements

DERIVATIVES AND HEDGING
We use derivatives to manage our risks and do not use derivatives for speculation. The table below summarizes the fair value of all derivatives, including hedging instruments and embedded derivatives.

	March 31, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Derivatives accounted for as hedges
Currency exchange contracts	$4	$—	$5	$—
Interest rate swap contracts	5	—	—	—

Derivatives not accounted for as hedges
Currency exchange contracts and other	127	(34)	113	(52)
Total derivatives	$136	$(34)	$118	$(52)
Derivatives are classified in condensed consolidated statements of financial position depending on their respective maturity date. As of March 31, 2021 and December 31, 2020, $135 million and $115 million of derivative assets are recorded in "All other current assets" and $1 million and $3 million are recorded in "All other assets" of the condensed consolidated statements of financial position, respectively. As of March 31, 2021 and December 31, 2020, $34 million and $48 million of derivative liabilities are recorded in "All other current liabilities" and nil and $4 million are recorded in "All other liabilities" of the condensed consolidated statements of financial position, respectively.
FORMS OF HEDGING
Cash Flow Hedges
We use cash flow hedging primarily to reduce or eliminate the effects of foreign exchange rate changes on purchase and sale contracts. Accordingly, the vast majority of our derivative activity in this category consists of currency exchange contracts. In addition, we are exposed to interest rate risk fluctuations in connection with the planned issuance of long-term debt. During the three months ended March 31, 2021, the Company executed interest rate swap contracts designated as cash flow hedges. These contracts are expected to mitigate interest rate risk associated with the anticipated refinancing of certain portions of long-term debt.
Changes in the fair value of cash flow hedges are recorded in a separate component of equity (referred to as Accumulated Other Comprehensive Income, or AOCI) and are recorded in earnings in the period in which the hedged transaction occurs. See "Note 12. Members' Equity" for further information on activity in AOCI for cash flow hedges.
As of March 31, 2021 and December 31, 2020, the maximum term of derivative instruments that hedge forecasted transactions was two years and one year, respectively.
Economic Hedges
These derivatives are not designated as hedges from an accounting standpoint (and therefore we do not apply hedge accounting to the relationship) but otherwise serve the same economic purpose as other hedging arrangements. Economic hedges are marked to fair value through earnings each period.

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 16

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the gains (losses) from derivatives not designated as hedges in the condensed consolidated statements of income (loss).

Derivatives not designated as hedging instruments	Condensed consolidated statement of income caption	Three Months Ended March 31,
		2021	2020
Currency exchange contracts (1)	Cost of goods sold	$11	$13
Currency exchange contracts	Cost of services sold	3	44
Commodity derivatives	Cost of goods sold	3	(2)
Other derivatives	Other non-operating income (loss), net	—	8
Total (2)		$17	$63
(1)Excludes gains of $3 million and $7 million on embedded derivatives for the three months ended March 31, 2021 and 2020, respectively, as embedded derivatives are not considered to be hedging instruments in our economic hedges.
(2)The effect on earnings of derivatives not designated as hedges is substantially offset by the change in fair value of the economically hedged items in the current and future periods.
NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is the number of units of the underlying. A substantial majority of the outstanding notional amount of $7.0 billion at March 31, 2021 and December 31, 2020, is related to hedges of anticipated sales and purchases in foreign currency, commodity purchases, changes in interest rates, and contractual terms in contracts that are considered embedded derivatives and for intercompany borrowings in foreign currencies. We generally disclose derivative notional amounts on a gross basis to indicate the total counterparty risk. Where we have gross purchase and sale derivative contracts for a particular currency, we look to execute these contracts with the same counterparty to reduce our exposure. The notional amount of these derivative instruments do not generally represent cash amounts exchanged by us and the counterparties, but rather the nominal amount upon which changes in the value of the derivatives are measured.
COUNTERPARTY CREDIT RISK
Fair values of our derivatives can change significantly from period to period based on, among other factors, market movements and changes in our positions. We manage counterparty credit risk (the risk that counterparties will default and not make payments to us according to the terms of our agreements) on an individual counterparty basis.
OTHER EQUITY INVESTMENTS

As of March 31, 2021 and December 31, 2020, the carrying amount of equity securities without readily determinable fair values was $554 million and recorded in "All other assets" of the condensed consolidated statements of financial position.
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

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 17

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

	Three Months Ended March 31,
Segment revenue	2021	2020
Oilfield Services	$2,200	$3,139
Oilfield Equipment	628	712
Turbomachinery & Process Solutions	1,485	1,085
Digital Solutions	470	489
Total	$4,782	$5,425
The performance of our operating segments is evaluated based on segment operating income (loss), which is defined as income (loss) before income taxes before the following: net interest expense, net other non-operating income (loss), corporate expenses, restructuring, impairment and other charges, inventory impairments, separation related costs, goodwill impairments and certain gains and losses not allocated to the operating segments.

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 18

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended March 31,
Segment income (loss) before income taxes	2021	2020
Oilfield Services	$143	$206
Oilfield Equipment	4	(8)
Turbomachinery & Process Solutions	207	134
Digital Solutions	24	29
Total segment	379	361
Corporate	(109)	(122)
Inventory impairment (1)	—	(160)
Goodwill impairment	—	(14,717)
Restructuring, impairment and other	(80)	(1,325)
Separation related	(27)	(41)
Other non-operating income (loss), net	(626)	25
Interest expense, net	(74)	(59)
Loss before income taxes	$(536)	$(16,037)
(1)Charges for inventory impairments are predominantly reported in the "Cost of goods sold" caption of the condensed consolidated statements of income (loss).
The following table presents depreciation and amortization by segment:

	Three Months Ended March 31,
Segment depreciation and amortization	2021	2020
Oilfield Services	$201	$249
Oilfield Equipment	32	44
Turbomachinery & Process Solutions	30	28
Digital Solutions	21	25
Total segment	285	347
Corporate	7	8
Total	$292	$355
NOTE 15. RELATED PARTY TRANSACTIONS
RELATED PARTY TRANSACTIONS WITH GE
Our most significant related party transactions are transactions that we have entered into with our members and their affiliates. We have continuing involvement with GE primarily through their remaining interest in us, ongoing purchases and sales of products and services, transition services that they provide, as well as an aeroderivative joint venture (Aero JV) we formed with GE in the fourth quarter of 2019. We also enter into certain transactions with Baker Hughes as provided in the BHH LLC Agreement. Until GE and its affiliates own less than 20% of the voting power of Baker Hughes' outstanding common stock, GE is entitled to designate one person for nomination to their board of directors. At March 31, 2021 and December 31, 2020, GE's ownership interest was 25.7% and 30.1%, respectively.
The Aero JV is jointly controlled by GE and us, and therefore, we do not consolidate the JV. We had purchases with GE and its affiliates, including the Aero JV, of $315 million and $263 million during the three months ended March 31, 2021 and 2020, respectively. In addition, we sold products and services to GE and its affiliates for $50 million and $55 million during the three months ended March 31, 2021 and 2020, respectively.

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 19

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements

The Company has $355 million and $356 million of accounts payable at March 31, 2021 and December 31, 2020, respectively, for goods and services provided by GE in the ordinary course of business. The Company has $420 million and $429 million of current receivables at March 31, 2021 and December 31, 2020, respectively, for goods and services provided to GE in the ordinary course of business. Additionally, the Company has $107 million and $78 million of current receivables at March 31, 2021 and December 31, 2020, respectively, from Baker Hughes.
On July 3, 2017, we executed a promissory note with GE that represents certain cash that we are holding on GE's behalf due to the restricted nature of the cash. The restriction arises as the majority of the cash cannot be released, transferred or otherwise converted into a non-restricted market currency due to the lack of market liquidity, capital controls or similar monetary or exchange limitations by a government entity of the jurisdiction in which such cash is situated. There is no maturity date on the promissory note, but we remain obligated to repay GE, therefore, this obligation is reflected as short-term borrowings. As of March 31, 2021, of the $16 million due to GE, all was held in the form of cash. As of December 31, 2020, of the $45 million due to GE, $44 million was held in the form of cash and $1 million was held in the form of investment securities. A corresponding liability is reported in short-term debt in the condensed consolidated statements of financial position.
We also provide guarantees to GE Capital on behalf of some customers who have entered into financing arrangements with GE Capital.
RELATED PARTY TRANSACTIONS WITH C3.ai
We have agreements with C3.ai under which, among other things, we received a five-year subscription (which we refer to below as direct subscription fees) to use certain C3.ai offerings for internal use and the development of applications on the C3.ai AI Suite, as well as the right to resell C3.ai offerings worldwide on an exclusive basis in the oil and gas market and, with C3.ai's prior consent, non-exclusively in other markets, in each case subject to certain exceptions and conditions. The agreement has an expiration date in the fiscal year ending April 30, 2024 with annual contractual amounts of our minimum revenue commitment of $53 million, $75 million, $125 million, and $150 million per year, which amounts are inclusive of direct subscription fees of approximately $28 million per year, over the fiscal years ending April 30, 2021, 2022, 2023, and 2024, respectively. To the extent we are unable to meet the annual minimum revenue commitment under such arrangement, we are obligated to pay C3.ai the shortfall; if we exceed the annual minimum revenue commitment, C3.ai will pay us a sales commission. As of March 31, 2021 and December 31, 2020, we held an economic interest in C3.ai of approximately 11%. See “Note 13. Financial Instruments” for further discussion of our investment in C3.ai.
NOTE 16. COMMITMENTS AND CONTINGENCIES
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
During 2014, we received notification from a customer related to a possible equipment failure in a natural gas storage system in Northern Germany, which includes certain of our products. The customer initiated arbitration proceedings against us on June 19, 2015, under the rules of the German Institute of Arbitration e.V. (DIS). On August 3, 2016, the customer amended its claims and alleged damages of €202 million plus interest at an annual rate of prime + 5%. Hearings before the arbitration panel were held January 16, 2017 through January 23, 2017, and March 20, 2017 through March 21, 2017. In addition, on September 21, 2015, TRIUVA Kapitalverwaltungsgesellschaft mbH (TRIUVA) filed a lawsuit in the United States District Court for the Southern District of Texas, Houston Division against the Company and Baker Hughes Oilfield Operations, Inc. alleging that the plaintiff is the owner of gas storage caverns in Etzel, Germany in which the Company provided certain equipment in connection with the development of the gas storage caverns. The plaintiff further alleges that the Company supplied equipment that was either defectively designed or failed to warn of risks that the equipment

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 20

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements

posed, and that these alleged defects caused damage to the plaintiff's property. The plaintiff seeks recovery of alleged compensatory and punitive damages of an unspecified amount, in addition to reasonable attorneys' fees, court costs and pre-judgment and post-judgment interest. The allegations in this lawsuit are related to the claims made in the June 19, 2015 German arbitration referenced above. On June 7, 2018, the DIS arbitration panel issued a confidential Arbitration Ruling, which addressed all claims asserted by the customer. The estimated financial impact of the Arbitration Ruling has been reflected in the Company's financial statements and did not have a material impact. Further, on March 11, 2019, the customer initiated a second arbitral proceeding against us, under the rules of the German Institute of Arbitration e.V. (DIS). The customer alleged damages of €142 million plus interest at an annual rate of prime + 5% since June 20, 2015. The allegations in this second arbitration proceeding are related to the claims made in the June 19, 2015 German arbitration and Houston Federal Court proceedings referenced above. The Company is contesting the claims made by TRIUVA in the Houston Federal Court and the claims made by the customer in the second arbitration proceeding. In October 2020, the DIS notified the Company of a partial award in the second arbitration, which addressed certain of the claims asserted by the customer. On April 16, 2021, the parties entered into a confidential Settlement Agreement.  The consideration, paid in cash and in-kind products and services, contemplated by the Settlement Agreement is immaterial to the Company’s financial statements.
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
On July 31, 2018, International Engineering & Construction S.A. (IEC) initiated arbitration proceedings in New York administered by the International Center for Dispute Resolution (ICDR) against the Company and its subsidiaries arising out of a series of sales and service contracts entered between IEC and the Company’s subsidiaries for the sale and installation of LNG plants and related power generation equipment in Nigeria (Contracts).  Prior to the filing of the IEC Arbitration, the Company’s subsidiaries made demands for payment due under the Contracts.  On August 15, 2018, the Company’s subsidiaries initiated a separate demand for ICDR arbitration against IEC for claims of additional costs and amounts due under the Contracts.  On October 10, 2018, IEC filed a Petition to Compel Arbitration in the United States District Court for the Southern District of New York against the Company seeking to compel non-signatory Baker Hughes entities to participate in the arbitration filed by IEC. The complaint is captioned International Engineering & Construction S.A. et al. v. Baker Hughes, a GE company, LLC, et al. No. 18-cv-09241 (S.D.N.Y 2018); this action was dismissed by the Court on August 13, 2019.  In the arbitration, IEC alleges breach of contract and other claims against the Company and its subsidiaries and seeks recovery of alleged compensatory damages, in addition to reasonable attorneys' fees, expenses and arbitration costs. On March 15, 2019, IEC amended its request for arbitration to alleged damages of $591 million of lost profits plus unspecified additional costs based on alleged non-performance of the contracts in dispute. The arbitration hearing was held from December 9, 2019 to December 20, 2019. On March 3, 2020, IEC amended their damages claim to $700 million of alleged loss cash flow or, in the alternative, $244.9 million of lost profits and various costs based on alleged non-performance of the contracts in dispute, and in addition $4.8 million of liquidated damages, $58.6 million in take-or-pay costs of feed gas, and unspecified additional costs of rectification and take-or-pay future obligations, plus unspecified interest and attorneys' fees. On May 3, 2020, the arbitration panel dismissed IEC's request for take-or-pay damages. On May 29, 2020, IEC quantified their claim for legal fees at $14.2 million and reduced their alternative claim from $244.9 million to approximately $235 million. The Company and its subsidiaries have contested IEC’s claims and are pursuing claims for compensation under the contracts. On October 31, 2020, the ICDR notified the arbitration panel’s final award, which dismissed the majority of IEC’s claims and awarded a portion of the Company’s claims. On January 27, 2021, IEC filed a petition to vacate the arbitral award in the Supreme Court of New York, County of New York. On March 5, 2021, the Company filed a petition to confirm the arbitral award, and on March 8, 2021, the Company removed the matter to the United States District Court for the Southern District of New York. At this time, we are not able to predict the outcome of these proceedings.

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 21

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

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 22

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
OTHER
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees. We also provide guarantees to GE Capital on behalf of some customers who have entered into financing arrangements with GE Capital. These off-balance sheet arrangements totaled approximately $4.2 billion at March 31, 2021. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our financial position, results of operations or cash flows.

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
NOTE 17. RESTRUCTURING, IMPAIRMENT AND OTHER
We recorded restructuring, impairment and other charges of $80 million and $1,325 million for the three months ended March 31, 2021 and 2020, respectively. The charges incurred during the first quarter of 2021 are primarily the continuation of the OFS activities anticipated as part of their 2020 restructuring initiative. Details of these charges are discussed below.

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 23

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements

RESTRUCTURING AND IMPAIRMENT
The following table presents restructuring and impairment charges (credits) by the impacted segment, however, these charges (credits) are not included in the reported segment results:

	Three Months Ended March 31,
	2021	2020
Oilfield Services	$52	$296
Oilfield Equipment	1	98
Turbomachinery & Process Solutions	8	8
Digital Solutions	2	24
Corporate	2	9
Total	$65	$435
Restructuring and impairment charges were primarily related to employee termination expenses from reducing our headcount in certain geographical locations, and product line rationalization, including facility closures and related expenses such as property, plant & equipment impairments and contract termination fees. The table below, as a reduction of restructuring charges, denotes the gain on the dispositions of certain property, plant & equipment previously impaired as a consequence of exit activities. Details of these charges (credits) are as follows:

	Three Months Ended March 31,
	2021	2020
Property, plant & equipment, net	$(12)	$141
Employee-related termination expenses	70	272
Contract termination fees	1	21
Other incremental costs	6	1
Total	$65	$435
OTHER
Other charges included in "Restructuring, impairment and other" of the condensed consolidated statements of income (loss) were $15 million and $890 million for the three months ended March 31, 2021 and 2020, respectively. Charges for the period ended March 31, 2021 were predominantly in our TPS and DS segments. Charges for period ended March 31, 2020 were comprised of intangible asset impairments of $601 million driven by our decision to exit certain businesses primarily in our OFS segment, other long-lived asset impairments of $216 million ($124 million of intangible assets, $77 million of property, plant and equipment and $15 million of other assets) in our OFE segment and other charges of $73 million driven by certain litigation matters and impairment of an equity method investment primarily in corporate and the OFE segment.
NOTE 18. ASSETS AND LIABILITIES OF BUSINESS HELD FOR SALE
In March 2021, we announced that we entered into an agreement with Akastor ASA to create a joint venture company (JV Company) to deliver global offshore drilling solutions. The JV Company will be owned 50-50 by Baker Hughes and Akastor ASA. We will contribute our subsea drilling systems (SDS) business, a division of our Oilfield Equipment segment, to the JV Company in return for 50% of the shares of the JV Company and $200 million in consideration of which $120 million is payable in cash at the time of closing. The JV Company will issue notes to Baker Hughes representing the balance of the consideration owed that will be subordinated to the JV Company’s external debt financing. The transaction is expected to close in the second half of 2021 subject to customary conditions, including regulatory approvals. As of March 31, 2021, the SDS business met the criteria to be classified as held for sale and is measured and reported at the lower of its’ carrying amount or fair value less costs to sell. Based on our preliminary estimates, the carrying value is expected to approximate the fair value less costs to sell, which would include deal costs and foreign currency translation adjustments associated with this business.

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 24

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents financial information related to the assets and liabilities of the SDS business being contributed to the JV Company that are classified as held for sale and reported in "All other current assets" and "All other current liabilities" in our condensed consolidated statement of financial position as of March 31, 2021.

Assets and liabilities of business held for sale	March 31, 2021
Assets
Current assets (1)	$125
Property, plant and equipment	109
Intangible assets	122
All other assets	56
Total assets	412
Liabilities
Current liabilities	55
All other liabilities	2
Total liabilities	57
Total carrying amount of net assets contributed	$355
(1)In lieu of contributing customer receivables, we will contribute cash equal to the carrying value of the customer receivables at the time of closing.

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 25

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the condensed consolidated financial statements and the related notes included in Item 1 thereto.
EXECUTIVE SUMMARY
We are an energy technology company with a broad and diversified portfolio of technologies and services that span the energy and industrial value chain. We conduct business in more than 120 countries and employ approximately 54,000 employees. We operate through our four business segments: Oilfield Services (OFS), Oilfield Equipment (OFE), Turbomachinery & Process Solutions (TPS), and Digital Solutions (DS). We sell products and services primarily in the global oil and gas markets, within the upstream, midstream and downstream segments.
In 2020, the industry experienced multiple factors which drove expectations for global oil and gas related spending to be lower. The COVID-19 pandemic lowered global demand for hydrocarbons, as social distancing and travel restrictions were implemented across the world.
As we look at 2021, we are cautiously optimistic that the global economy and oil demand will recover from the impact of the global pandemic. As vaccine rollouts ramp up around the world, we expect rising oil and gas demand combined with continued discipline from the Organization of Petroleum Exporting Countries (OPEC) plus and publicly-traded operators to re-balance inventories. This should be supportive of higher oil prices and solid operating cash flows across the industry. In the natural gas and liquefied natural gas (LNG) markets, the longer-term demand outlook appears increasingly positive. We anticipate future demand improving as governments around the world accelerate the transition towards cleaner sources of energy.
Outside of the oil and gas industry, the focus on cleaner energy sources and technology to decarbonize resource-intensive industries continue to accelerate. The U.S. is more closely aligning with Europe and other developed nations in steering government policy to incentivize clean energy sources as well as carbon capture technologies. We believe that these policy shifts will be crucial to supporting new industry-wide investment in areas like renewables, green hydrogen, and carbon capture, utilization, and storage (CCUS).
We made progress in the first quarter strategically positioning the Company for the energy transition, announcing new collaborations to advance industrial decarbonization and low to zero-carbon solutions:
•Signed a cooperation agreement to decarbonize natural gas and LNG production by developing and implementing innovative compression and power generation technologies.
•Signed a memorandum of understanding for the Polaris offshore carbon storage facility in Norway to explore the development and integration of technologies to minimize the footprint, cost and delivery time for carbon capture, transport and storage.
•Acquired an exclusive license for the use of Mixed Salt Process technology for carbon capture applications including fossil-fueled power plants, gas turbines, industrial applications, and the cement industry.
During the first quarter of 2021, we have also made progress on portfolio optimization. We announced a joint venture between our subsea drilling systems business and Akastor to deliver global offshore drilling solutions. Additionally, we announced the acquisition of ARMS Reliability, an asset reliability services and software company with a strong presence across a broad range of industrial sectors, including metals and mining, power, manufacturing, and utilities. This transaction further reinforces our commitment to accelerate the digital transformation of industrial assets across an ever-increasing range of end-markets.

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 26

The health and safety of our employees continues to be a top priority. In the wake of the COVID-19 global pandemic, we have adopted remote working where possible. Where on-site operations are required, masks are mandatory and our employees have adopted social distancing. We have worked with our employees to implement other site-specific precautionary measures to reduce the risk of exposure. In addition, we have restricted non-essential business travel and have encouraged our employees, customers and partners to collaborate virtually.
In the first quarter of 2021, we generated revenue of $4,782 million compared to $5,425 million in the first quarter of 2020. The decline in revenue was driven by lower activity across the Oilfield Services, Oilfield Equipment, and Digital Solutions segments, partially offset by increased volume in the Turbomachinery & Process Solutions segment. Loss before income taxes was $536 million for the first quarter of 2021, which included restructuring, impairment and other charges of $80 million, separation related costs of $27 million, and also included a $788 million loss from the change in fair value on our investment in C3.ai, recorded as other non-operating loss. In the first quarter of 2020, loss before income taxes was $16,037 million, which included restructuring, impairment and other charges of $1,325 million, separation related costs of $41 million, inventory impairment of $160 million, and a goodwill impairment charge of $14,717 million.
OUTLOOK
Our business is exposed to a number of different macro factors, which influence our outlook and expectations given the volatile conditions in the industry. All of our outlook expectations are purely based on the market as we see it today, and are subject to changing conditions in the industry.
•North America onshore activity: we expect North American onshore activity to improve in 2021 compared to the second half of 2020.
•International onshore activity: we expect onshore spending outside of North America to see a modest recovery over the second half of the year.
•Offshore projects: we expect the offshore markets to stabilize in 2021 and for the number of tree awards in the market to remain stable or grow modestly compared to 2020 levels.
•LNG projects: we remain optimistic on the LNG market long-term and view natural gas as a transition and destination fuel. We continue to view the long-term economics of the LNG industry as positive.
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
BUSINESS ENVIRONMENT
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position as of and for the three months ended March 31, 2021 and 2020, and should be read in conjunction with the condensed consolidated financial statements and related notes of the Company.

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 27

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
Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended March 31,
	2021	2020
Brent oil price ($/Bbl) (1)	$61.04	$50.27
WTI oil price ($/Bbl) (2)	58.09	45.34
Natural gas price ($/mmBtu) (3)	3.50	1.90
(1)Energy Information Administration (EIA) Europe Brent Spot Price per Barrel
(2)EIA Cushing, OK WTI (West Texas Intermediate) spot price
(3)EIA Henry Hub Natural Gas Spot Price per million British Thermal Unit
Outside North America, customer spending is most heavily influenced by Brent oil prices, which increased from the same quarter last year, ranging from a low of $50.37/Bbl in January 2021 to a high of $69.95/Bbl in March 2021. For the three months ended March 31, 2021, Brent oil prices averaged $61.04/Bbl, which represented an increase of $10.77/Bbl from the same period last year.
In North America, customer spending is highly driven by WTI oil prices, which increased from the same quarter last year. Overall, WTI oil prices ranged from a low of $47.47/Bbl in January 2021 to a high of $66.08/Bbl in March 2021. For the three months ended March 31, 2021, WTI oil prices averaged $58.09/Bbl, which represented an increase of $12.75/Bbl from the same period last year.
In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, averaged $3.50/mmBtu in the first quarter of 2021, representing an 84% increase from the same quarter in the prior year. Throughout the quarter, Henry Hub Natural Gas Spot Prices ranged from a low of $2.45/mmBtu in January 2021 to a high of $23.86/mmBtu in February 2021, related to freezing temperatures across the U.S.
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

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 28

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
The rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended March 31,
	2021	2020	% Change
North America	538	981	(45)%
International	698	1,074	(35)%
Worldwide	1,236	2,055	(40)%
The worldwide rig count was 1,236 for the first quarter of 2021, a decrease of 40% as compared to the same period last year due primarily to declines in North America. Within North America, the decrease was primarily driven by the U.S. rig count, which was down 50% on average when compared to the same period last year, and a decrease in the Canada rig count, which was down 26% on average when compared to the same period last year. Internationally, the decline in rig count was driven by decreases in the Middle East and Latin America regions of 36% and 29%, respectively.
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
The performance of our operating segments is evaluated based on segment operating income (loss), which is defined as income (loss) before income taxes and before the following: net interest expense, net other non-operating income (loss), corporate expenses, restructuring, impairment and other charges, goodwill impairments, inventory impairments, separation related costs, and certain gains and losses not allocated to the operating segments.
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

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 29

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
Orders and Remaining Performance Obligations
Orders: For the three months ended March 31, 2021, we recognized orders of $4.5 billion, a decrease of $1.0 billion, or 18%, from the three months ended March 31, 2020. Service orders were down 18% and equipment orders were down 18%. The decline in orders was driven by OFS and OFE, partially offset by growth in orders in TPS and DS.
Remaining Performance Obligations (RPO): As of March 31, 2021, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $23.2 billion.
Revenue and Segment Operating Income (Loss) Before Tax
Revenue and segment operating income (loss) for each of our four operating segments is provided below.

	Three Months Ended March 31,		$ Change
	2021	2020
Revenue:
Oilfield Services	$2,200	$3,139	$(939)
Oilfield Equipment	628	712	(84)
Turbomachinery & Process Solutions	1,485	1,085	400
Digital Solutions	470	489	(19)
Total	$4,782	$5,425	$(643)

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 30

	Three Months Ended March 31,		$ Change
	2021	2020
Segment operating income (loss):
Oilfield Services	$143	$206	$(63)
Oilfield Equipment	4	(8)	12
Turbomachinery & Process Solutions	207	134	73
Digital Solutions	24	29	(5)
Total segment operating income	379	361	18
Corporate	(109)	(122)	13
Inventory impairment	—	(160)	160
Goodwill impairment	—	(14,717)	14,717
Restructuring, impairment and other	(80)	(1,325)	1,245
Separation related	(27)	(41)	14
Operating income (loss)	164	(16,003)	16,167
Other non-operating income (loss), net	(626)	25	(651)
Interest expense, net	(74)	(59)	(15)
Loss before income taxes	(536)	(16,037)	15,501
Provision for income taxes	(83)	(8)	(75)
Net loss	$(619)	$(16,045)	$15,426
Segment Revenues and Segment Operating Income (Loss)
First Quarter of 2021 Compared to the First Quarter of 2020
Revenue decreased $643 million, or 12%, primarily driven by lower volume in OFS and OFE partially offset by higher volume in TPS. OFS decreased $939 million, OFE decreased $84 million, and DS decreased $19 million, partially offset by TPS which increased $400 million.
Total segment operating income increased $18 million. The increase was driven by TPS which increased $73 million and OFE which increased $12 million, partially offset by OFS which decreased $63 million and DS which decreased $5 million.
Oilfield Services
OFS revenue of $2,200 million decreased $939 million, or 30%, in the first quarter of 2021 compared to the first quarter of 2020, as a result of decreased international and North American activity, as evidenced by a decline in the global rig count. North America revenue was $625 million in the first quarter of 2021, a decrease of $393 million from the first quarter of 2020. International revenue was $1,575 million in the first quarter of 2021, a decrease of $546 million from the first quarter of 2020, mainly driven by the Middle East region.
OFS segment operating income was $143 million in the first quarter of 2021 compared to $206 million in the first quarter of 2020, primarily driven by lower volume and unfavorable business mix, partially offset by increased cost productivity as a result of cost efficiencies and restructuring actions.
Oilfield Equipment
OFE revenue of $628 million decreased $84 million, or 12%, in the first quarter of 2021 compared to the first quarter of 2020. The decrease was driven by lower volume in the subsea services and subsea drilling systems businesses, and from the disposition of the surface pressure control flow business in the fourth quarter of 2020, partially offset by higher volume in subsea production systems and the flexible pipe businesses.
OFE segment operating income was $4 million in the first quarter of 2021 compared to segment operating loss of $8 million in the first quarter of 2020. The increase in income was driven by higher volume in subsea production

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 31

systems and the flexible pipe business, along with increased cost productivity, partially offset by softness in services activity and the subsea drilling systems business.
Turbomachinery & Process Solutions
TPS revenue of $1,485 million increased $400 million, or 37%, in the first quarter of 2021 compared to the first quarter of 2020. The increase was driven by higher equipment volume. Equipment revenue was up 101% and service revenue was up 6% when compared to the prior year. Equipment revenue in the quarter represented 47%, and service revenue represented 53% of total segment revenue.
TPS segment operating income was $207 million in the first quarter of 2021 compared to $134 million in the first quarter of 2020. The increase in income was driven primarily by higher volume and increased cost productivity, partially offset by unfavorable business mix.
Digital Solutions
DS revenue of $470 million decreased $19 million, or 4%, in the first quarter of 2021 compared to the first quarter of 2020, mainly driven by volume declines in Nexus Controls, Process & Pipeline Services, and Waygate Technologies product lines.
DS segment operating income was $24 million in the first quarter of 2021 compared to $29 million in the first quarter of 2020. The decrease in profitability was primarily driven by lower volume, partially offset by cost productivity.
Corporate
In the first quarter of 2021, corporate expenses were $109 million compared to $122 million in the first quarter of 2020. The decrease of $13 million is primarily driven by lower expenses related to cost efficiencies and restructuring actions.
Inventory Impairment
In the first quarter of 2020, we recorded inventory impairments of $160 million, primarily related to our Oilfield Services segment as a result of certain restructuring activities initiated by the Company. Charges for inventory impairments are reported in the "Cost of goods sold" caption of the condensed consolidated statements of income (loss).
Goodwill Impairment
In the first quarter of 2020, the Company’s market capitalization declined significantly driven by current macroeconomic and geopolitical conditions including the decrease in demand caused by the COVID-19 pandemic and collapse of oil prices driven by both surplus production and supply. Based on these events, we performed an interim quantitative impairment test as of March 31, 2020. Based upon the results of the impairment test, we recognized a goodwill impairment charge of $14,717 million during the first quarter of 2020.
Restructuring, Impairment and Other
In the first quarter of 2021, we recognized $80 million of restructuring, impairment and other items, compared to $1,325 million in the first quarter of 2020. The charges in the first quarter of 2021 primarily relate to the continuation of activities from our 2020 restructuring plan, which include actions to right-size our structural costs [primarily in OFS] for the year-over-year change in activity levels and market conditions.
Separation Related Costs
In the first quarter of 2021, we incurred separation related costs of $27 million, a decrease of $14 million from the first quarter of 2020. These costs relate to the ongoing activities for the separation from GE.

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 32

Other Non-Operating Income (Loss), Net
In the first quarter of 2021, we incurred $626 million of other non-operating losses. Included in this amount is an unrealized loss of $788 million related to marking our investment in C3.ai to fair value, partially offset by the reversal of current accruals of $121 million due to the settlement of certain legal matters. For the first quarter of 2020, we incurred $25 million of other non-operating income.
Interest Expense, Net
In the first quarter of 2021, we incurred interest expense, net of interest income, of $74 million, which increased $15 million compared to the first quarter of 2020, driven by lower interest income and increased interest expense related to the issuance of new senior notes in the second quarter of 2020.
Income Taxes
In the first quarter of 2021, the provision for income tax was $83 million. The difference between the U.S. statutory tax rate of 21% and the current effective tax rate is primarily related to losses with no tax benefit due to valuation allowances. We are a partnership for U.S. federal tax purposes, therefore, any tax effects associated with the U.S. are recognized by our members and not reflected in our tax expense.
In the first quarter of 2020, the provision for income tax was $8 million. The difference between the U.S. statutory tax rate of 21% and the current effective tax rate is primarily related to non-deductible goodwill impairment and losses with no tax benefit due to valuation allowances.
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility in order to fund the requirements of our business. Despite the challenging dynamics during 2020, we continue to maintain solid financial strength and liquidity. At March 31, 2021, we had cash and cash equivalents of $4.4 billion compared to $4.1 billion at December 31, 2020. Our liquidity is further supported by a revolving credit facility of $3 billion, and access to both commercial paper and uncommitted lines of credit. At March 31, 2021, we had no borrowings outstanding under the revolving credit facility or our uncommitted lines of credit, and had £600 million (approximately $832 million) commercial paper outstanding. Our next debt maturity is December 2022.
Cash and cash equivalents includes $16 million and $44 million of cash held on behalf of GE at March 31, 2021 and December 31, 2020, respectively. Excluding cash held on behalf of GE, our U.S. subsidiaries held approximately $1.2 billion and $1 billion while our foreign subsidiaries held approximately $3.2 billion and $3.1 billion of our cash and cash equivalents as of March 31, 2021 and December 31, 2020, respectively. A substantial portion of the cash held by foreign subsidiaries at March 31, 2021 has been reinvested in active non-U.S. business operations. If we decide at a later date to repatriate those funds to the U.S., they will generally be free of U.S. federal tax but may incur other taxes such as withholding or state taxes.
We have a $3 billion committed unsecured revolving credit facility (the Credit Agreement) with commercial banks maturing in December 2024. The Credit Agreement contains certain customary representations and warranties, certain customary affirmative covenants and certain customary negative covenants. Upon the occurrence of certain events of default, our obligations under the Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the Credit Agreement and other customary defaults. No such events of default have occurred. We have no borrowings under the Credit Agreement.

In addition, we have a commercial paper program under which we may issue from time to time commercial paper with maturities of no more than 397 days. During the second quarter of 2020, we established a £600 million commercial paper facility under which the Bank of England may invest through the COVID Corporate Financing Facility (the Program), which increased our total commercial paper program from $3 billion to approximately $3.8 billion. In May 2020, we issued £600 million of commercial paper under the Program that matures on April 30, 2021 at which time repayment is expected to be made. Following this repayment, the authorized commercial paper program would be reduced to $3 billion.

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 33

Certain Senior Notes contain covenants that restrict our ability to take certain actions. See Note 9. "Borrowings" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report for further details. At March 31, 2021, we were in compliance with all debt covenants.
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
During the three months ended March 31, 2021, we dispersed cash to fund a variety of activities including certain working capital needs, restructuring and GE separation related costs, capital expenditures, and the payment of dividends and distributions to noncontrolling interests. We believe that cash on hand, cash flows generated from operating and financing activities, and the available credit facility will provide sufficient liquidity to manage our global cash needs.
Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the three months ended March 31:

(In millions)	2021	2020
Operating activities	$662	$478
Investing activities	(174)	(318)
Financing activities	(255)	(327)
Operating Activities
Our largest source of operating cash is payments from customers, of which the largest component is collecting cash related to our sales of products and services including advance payments or progress collections for work to be performed. The primary use of operating cash is to pay our suppliers, employees, tax authorities and others for a wide range of material and services.
Cash flows from operating activities generated cash of $662 million and $478 million for the three months ended March 31, 2021 and 2020, respectively.
For the three months ended March 31, 2021, cash generated from operating activities were primarily driven by net losses adjusted for certain noncash items (depreciation, amortization, and the unrealized loss on an equity security) and working capital, which includes contract and other deferred assets. Net working capital cash generation was $376 million for the three months ended March 31, 2021, mainly due to receivables and inventory as we continue to improve our working capital processes. Restructuring and GE separation related payments were $108 million for the three months ended March 31, 2021.
For the three months ended March 31, 2020, cash generated from operating activities were primarily driven by net losses adjusted for certain noncash items (depreciation, amortization, and impairments) and working capital, which includes contract and other deferred assets. Net working capital generation was $168 million for the three months ended March 31, 2020, mainly due to positive customer progress collections and receivables, partially offset by higher inventory to deliver the volume for TPS equipment contracts in the second half of the year. We also had restructuring and GE separation related payments of $82 million for the three months ended March 31, 2020.
Investing Activities
Cash flows from investing activities used cash of $174 million and $318 million for the three months ended March 31, 2021 and 2020, respectively.

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 34

Our principal recurring investing activity is the funding of capital expenditures including property, plant and equipment and software, to support and generate revenue from operations. Expenditures for capital assets were $221 million and $365 million for the three months ended March 31, 2021 and 2020, respectively. Proceeds from the sale of property, plant and equipment were $41 million and $40 million for the three months ended March 31, 2021 and 2020, respectively.
Financing Activities
Cash flows from financing activities used cash of $255 million and $327 million for the three months ended March 31, 2021 and 2020, respectively.
We had net repayments of debt and other borrowings of $36 million and $115 million for the three months ended March 31, 2021 and 2020, respectively.
We made distributions to our Members of $187 million and $186 million during the three months ended March 31, 2021 and 2020, respectively.
Cash Requirements
For the remainder of 2021, we believe cash on hand, cash flows from operating activities, the available revolving credit facility, and the availability under our existing shelf registrations of debt will provide us with sufficient capital resources and liquidity to manage our working capital needs, meet contractual obligations, fund capital expenditures and dividends, and support the development of our short-term and long-term operating strategies. When necessary, we issue commercial paper or other short-term debt to fund cash needs in the U.S. in excess of the cash generated in the U.S.
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
Customer receivables: In line with industry practice, we may bill our customers for services provided in arrears dependent upon contractual terms. In a challenging economic environment, we may experience delays in the payment of our invoices due to customers' lower cash flow from operations or their more limited access to credit markets. While historically there have not been material non-payment events, we attempt to mitigate this risk through working with our customers to restructure their debts. A customer's failure or delay in payment could have a material adverse effect on our short-term liquidity and results from operations. As of March 31, 2021, 13% of our gross trade receivables were from customers in the United States. Other than the United States, no other country or single customer accounted for more than 10% of our gross trade receivables at this date. As of December 31, 2020, 16% of our gross trade receivables were from customers in the United States.
International operations: Our cash that is held outside the U.S. is 73% of the total cash balance as of March 31, 2021. We may not be able to use this cash quickly and efficiently due to exchange or cash controls that could make it challenging. As a result, our cash balance may not represent our ability to quickly and efficiently use this cash.
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

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 35

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
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, (each a "forward-looking statement"). All statements, other than historical facts, including statements regarding the presentation of the Company's operations in future reports and any assumptions underlying any of the foregoing, are forward-looking statements. Forward-looking statements concern future circumstances and results and other statements that are not historical facts and are sometimes identified by the words "may," "will," "should," "potential," "intend," "expect," "would," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue," "target", "goal" or other similar words or expressions. Forward-looking statements are based upon current plans, estimates and expectations that are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. The inclusion of such statements should not be regarded as a representation that such plans, estimates or expectations will be achieved. Important factors that could cause actual results to differ materially from such plans, estimates or expectations include, among others, the risk factors in the "Risk Factors" section of Part I of Item 1A of our 2020 Annual Report and those set forth from time-to-time in other filings by the Company with the SEC. These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval (EDGAR) system at http://www.sec.gov.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting us, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” in our 2020 Annual Report. Our exposure to market risk has not changed materially since December 31, 2020.
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
There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 36

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See discussion of legal proceedings in "Note 16. Commitments And Contingencies" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report, Item 3 of Part I of our 2020 Annual Report and Note 17 of the Notes to Consolidated Financial Statements included in Item 8 of our 2020 Annual Report.
ITEM 1A. RISK FACTORS
As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in the “Risk Factors” sections contained in the 2020 Annual Report.
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

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Baker Hughes Holdings LLC (Registrant)

Date:	April 23, 2021	By:	/s/ BRIAN WORRELL
Brian Worrell
Chief Financial Officer

Date:	April 23, 2021	By:	/s/ KURT CAMILLERI
Kurt Camilleri
Senior Vice President, Controller and Chief Accounting Officer

Baker Hughes Holdings LLC 2021 First Quarter FORM 10-Q | 38