Form 10-K
period 2021-12-31
Baker Hughes Holdings LLC
filed 2022-02-11
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-09397

Baker Hughes Holdings LLC
(Exact name of registrant as specified in its charter)

Delaware		76-0207995
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

17021 Aldine Westfield Road
Houston,	Texas	77073-5101
(Address of principal executive offices)		(Zip Code)
Registrant's telephone number, including area code: (713) 439-8600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
5.125% Senior Notes due 2040	-	The Nasdaq Stock Market LLC
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
As of February 7, 2022, all of the common units of the registrant are held by affiliates of the registrant. None of the common units are publicly traded.
REDUCED DISCLOSURE FORMAT
The registrant meets the conditions set forth in General Instruction 1(1)(a) and (b) of Form 10-K and is therefore filing this report with the reduced disclosure format.

Baker Hughes Holdings LLC
Baker Hughes Holdings LLC 2021 Form 10-K | i

PART I
ITEM 1. BUSINESS
Baker Hughes Holdings LLC ("BHH LLC", "the Company", "we", "us", or "our") is an energy technology company with a diversified portfolio of technologies and services that span the energy and industrial value chain. We conduct business in more than 120 countries. The Company was formed in July 2017 as the result of a combination between Baker Hughes Incorporated ("BHI") and the oil and gas business ("GE O&G") of General Electric Company ("GE") ("the Transactions"). In 2020, GE launched a program to fully divest of its ownership in Baker Hughes Company ("Baker Hughes") and BHH LLC over approximately three years. As of December 31, 2021, GE owns 11.4% of our common units and Baker Hughes owns directly or indirectly 88.6% of our common units (collectively, "the Members").
OUR VISION & STRATEGY
With the breadth of our portfolio, leading technology, and unique partnership models, we are positioned to deliver outcome-based solutions across the industry. By integrating health, safety & environment ("HSE") into everything we do, we protect our people, our customers, and the environment.
The oil and gas macroeconomic environment continues to be dynamic. We believe the world’s reliance on hydrocarbons will not disappear, and oil and gas will continue to remain relevant in meeting global energy demand. At the same time, the transition to new energy sources is accelerating. We believe the industry is going through a transformation that requires a change in how we work. Irrespective of commodity prices, our customers are focused on reducing both capital and operating expenditures. Our customers expect new models and solutions to deliver sustainable productivity improvements and leverage economies of scale, with a lower carbon footprint. That is why our strategy is focused on improving our core competitiveness and delivering higher-productivity solutions today, while positioning for the energy transition.
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
•Position for new energy frontiers: We are making strategic investments to drive lower carbon emissions in the energy and industrial sectors, including hydrogen, geothermal, carbon capture, utilization and storage ("CCUS"), and energy storage.
We expect to benefit from our strategy in the following ways:
•Scope and scale: We have global presence and a broad, diversified portfolio. Our products, services, and expertise serve the upstream, midstream/liquefied natural gas ("LNG") and downstream sectors of the oil and gas industry, as well as broader chemical and industrial segments. We deliver through our four product companies (also referred to as "operating segments"): Oilfield Services; Oilfield Equipment; Turbomachinery & Process Solutions; and Digital Solutions as discussed below under "Products and Services," and each are among the top four providers for the majority of the product lines in the markets they serve.
•Technology: Our culture is built on a heritage of innovation and invention in research and development, with complementary capabilities. Technology remains a differentiator for us, and a key enabler to drive the efficiency and productivity gains our customers need. We also have a range of technologies that support our customers' efforts to reduce their carbon footprint. We remain committed to investing in our products and services to maintain our leadership position across our offerings, including $492 million research and development spend and being granted more than 2,500 patents worldwide in 2021.
Baker Hughes Holdings LLC 2021 Form 10-K | 1

•Digital capabilities: We expect to benefit from the emerging demand for artificial intelligence ("AI") based solutions as part of our customers’ digital transformation initiatives. Launched in 2019, our partnership with C3.ai, Inc. ("C3 AI") is enabling us to deliver AI that is faster, easier, and more scalable to drive outcomes for our customers. We are delivering existing technology to oil and gas customers and collaborating on new AI applications specific for oil and gas outcomes. We are also deploying C3 AI applications internally to improve operational efficiencies, specifically for inventory optimization. In addition, we have continued to invest in our industrial asset management capabilities, including the acquisition of ARMS Reliability and an investment in Augury, a machine health technology company, to support our customers’ digital transformation programs across industrial end markets.
•Energy transition solutions: We are positioned to support our customers' efforts to reduce their carbon footprint with a range of emissions-reduction products and services. This includes more efficient power generation and compression technology that reduces carbon emissions, including CCUS, as well as hydrogen technologies. We also have a range of inspection and sensor technologies that can monitor and help reduce flaring and emissions. In 2021, we made strategic investments in emerging energy technologies to advance CCUS and hydrogen with companies such as Ekona Power, Electrochaea, and the Hy24 Hydrogen Fund; and entered into new partnerships with Shell, Air Products, and Bloom Energy, among others. We also continue to expand our emissions management capabilities, helping customers to detect and quantify emissions more efficiently and accurately, and complementing our existing methane detection and quantification solutions available today.
In 2021, we took additional steps to accelerate our strategy and to view our Company in two broad business areas: Oilfield Services & Equipment and Industrial Energy Technology. This approach aims to better position Baker Hughes for today and in the coming years. We believe that focusing on two major business areas with close alignment will enhance our flexibility, improve commercial and operational execution, and provide long-term optionality as the energy markets evolve.
On the Oilfield Services & Equipment ("OFSE") side of the Company, we have a technology-leading global enterprise with core strengths in drilling services, high-end completion tools, flexible pipe, artificial lift, and production and downstream chemicals. OFSE is poised to benefit from cyclical growth in the coming years as we believe that we are in the early stages of a broad based, multi-year recovery that will be characterized by longer term investments into the core OPEC+ countries.
The Industrial Energy Technology ("IET") encompasses a more closely integrated Turbomachinery & Process Solutions and Digital Solutions. Both businesses have compelling portfolios that are beginning to see significant secular growth opportunities, particularly in areas such as hydrogen and CCUS. With core competencies across a number of offerings like power generation, compression, and condition monitoring, as well as a growing presence in flow control and industrial asset management, we have a strong foundation on which to build an even more comprehensive presence in the broad industrial energy technology markets.
More recently, we created the Climate Technology Solutions ("CTS") and the Industrial Asset Management ("IAM") groups to further support the strategy of the Company. CTS will include CCUS, hydrogen, emissions management, and clean and integrated power solutions. IAM will bring together key digital capabilities, software, and hardware from across the Company to help customers increase efficiencies, improve performance, and reduce emissions for their energy and industrial assets. We believe the creation of these two groups will help accelerate the speed of commercial development for solutions-based business models across our new energy and industrial asset management offerings. These actions, including the steps taken to view our Company in two broad areas, OFSE and IET, will not change our current segment reporting structure.
CORPORATE RESPONSIBILITY
We believe we have an important role to play in society as an industry leader and partner.  We view environmental, social, and governance ("ESG") as a key lever to transform the performance of our Company and our industry. In January 2019, we made a commitment to reduce Scope 1 and 2 carbon emissions from our operations by 50% by 2030, achieving net zero emissions by 2050. In 2020, we reset our carbon emissions reduction base year from 2012 to 2019 to account for corporate changes, new acquisitions, divestitures, and to reflect changes in methodology in accordance with the Greenhouse Gas Protocol. We are investing in our portfolio of advanced technologies to assist customers with reducing their carbon footprint.
Baker Hughes Holdings LLC 2021 Form 10-K | 2

We continue to make progress on emissions reductions. Baker Hughes reported in its 2020 Corporate Responsibility report a 15% reduction in operating greenhouse gas emissions over the prior year. This reduction was partially due to lower activity during the COVID-19 pandemic, but also due to efficiency and emissions reduction efforts across our global business, including facility energy efficiency and operational energy efficiency, uptake of renewable and zero-carbon energy, and emissions reduction in our vehicle fleets. We will continue to employ a broad range of emissions reduction initiatives across manufacturing, supply chain, logistics, energy sourcing and generation.
PRODUCTS AND SERVICES
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
Oilfield Services
The Oilfield Services ("OFS") segment designs and manufactures products and provides services for onshore and offshore oil and gas operations across the lifecycle of a well, including exploration, drilling, evaluation, completion, production, intervention, and abandonment.
OFS products and services include drill bits, drilling services including directional drilling, measurement-while-drilling, and logging-while-drilling, drilling fluids, wireline services, completions including tools, systems, and fluids, pressure pumping, well intervention, artificial lift systems, oilfield and industrial chemicals, and integrated well services. These offerings are enabled and enhanced by reservoir technical services and digital technologies that include modeling, remote capabilities, and automation.
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
OFS believes that its principal competitive factors in the industries and markets it serves are product and service quality, efficiency, reliability and availability, HSE standards, technical proficiency, and price. OFS products and services are sold in highly competitive markets, and revenue and earnings are affected by changes in commodity prices, fluctuations in levels of drilling, workover and completion activity in major markets, general economic conditions, foreign currency exchange fluctuations, and governmental regulations. While OFS may have contracts that include multiple well projects and that may extend over a period of time ranging from two to four years, its services and products are generally provided on a well-by-well basis. Most contracts cover pricing of the products and services but do not necessarily establish an obligation to use OFS products and services. OFS competitors include Schlumberger, Halliburton, and ChampionX.
Oilfield Equipment
The Oilfield Equipment ("OFE") segment provides a broad portfolio of mission critical products and services that serve as the last line of defense during drilling and over the life of a field. These products and services are required to facilitate the safe and reliable control and flow of hydrocarbons from the wellhead to the production facilities. The OFE portfolio has solutions for the subsea, offshore surface and onshore operating environments. OFE designs and manufactures subsea and surface production systems and provides a full range of services related to onshore and offshore production operations.
Baker Hughes Holdings LLC 2021 Form 10-K | 3

OFE products and services include subsea production systems ("SPS"), flexible pipe systems for subsea flowlines, risers and onshore pipes, surface and subsea wellheads, surface pressure control solutions, subsea well intervention solutions, and related service solutions. OFE’s subsea portfolio includes subsea trees, control systems, manifolds, connection systems, wellheads, specialty connectors and pipes for all environments, installation and decommissioning solutions, and related services for life-of-field solutions and well intervention. OFE also provides advanced offshore flexible pipe products including risers, flowlines, fluid transfer lines and subsea jumpers, for floating production facilities across a range of operating environments. In addition, OFE offers a full range of onshore and offshore wellhead products, flow-control equipment, valves, actuators, and related services. OFE also offers a range of comprehensive, worldwide services for installation, technical support, well access through subsea intervention systems, operating resources and tools, offshore products, and brownfield asset integrity solutions.
OFE customers are oil and gas operators and engineering, procurement, and construction ("EPC") contractors seeking to undertake subsea and surface projects, mid-life upgrades and maintenance, well interventions and workover campaigns. OFE strives for a leadership position within the large-bore gas fields, deepwater and ultra-deepwater oil and gas fields, and fields with long tieback distances. Additionally, through Subsea Connect, OFE offers integrated solutions to our customers.
OFE believes that the principal competitive factors in the industries and markets it serves are product and service quality, reliability and on time delivery, HSE standards, technical proficiency, availability of spare parts, and price. In the SPS product line, the primary competitors of OFE include Schlumberger, TechnipFMC, Aker Solutions ASA, and Dril-Quip Inc. In the offshore flexible pipe product line, main competitors include TechnipFMC and NOV Inc.
Turbomachinery & Process Solutions
The Turbomachinery & Process Solutions ("TPS") segment provides equipment and related services for mechanical-drive, compression, and power-generation applications across the energy and industrial market, including the on-and-offshore, LNG, pipeline and gas storage, refining, petrochemical, distributed gas, flow and process control, and industrial segments such as nuclear, marine, food and beverage, and utilities. TPS is a leader in designing, manufacturing, maintaining, and upgrading rotating equipment across the entire energy value chain.
TPS products and services include drivers, driven equipment, flow control, and turnkey solutions. Drivers are comprised of aero-derivative gas turbines, heavy-duty gas turbines, small- to medium-sized industrial gas turbines, steam turbines, and hot gas and turbo expanders. TPS’ driven equipment consists of generators and reciprocating, centrifugal, zero emission, and subsea compressors. TPS’ flow portfolio includes pumps, valves, regulators, control systems, and other flow and process control technologies. As part of its turnkey solutions, TPS offers power generation and gas compression modules, waste heat/energy/pressure recovery, energy storage, modularized small and large liquefaction plants, carbon capture, and storage/use solutions. TPS also offers genuine spare parts, system upgrades, conversion solutions, digital advanced services and turnkey solutions to refurbish, rejuvenate, and improve the output from a single machine up to an entire plant.
TPS’ value proposition is founded on its turbomachinery and flow control technology, a unique competence to integrate gas turbines and compressors in the most critical natural gas applications, best-in-class manufacturing and testing capabilities, reliable maintenance and service operations, and innovative real-time diagnostics and control systems, enabling condition-based maintenance and increasing overall productivity, availability, efficiency, and reliability for oil and gas and industrial assets. TPS differentiates itself from competitors with its expertise in technology and project management, local presence and partnerships, as well as the deep industry know-how of its teams to provide fully integrated equipment and services solutions with state-of-art technology from design and manufacture through to operations.
TPS’ solutions enable customers to increase upstream oil and gas production, liquefy natural gas, compress gas for transport via pipelines, generate electricity, store gas and energy, refine oil and gas, and produce petrochemicals, while minimizing both operational and environmental risks in the most extreme service conditions and enhancing overall efficiency. TPS products are also used in new energy applications, including hydrogen, CCUS, and blended fuels. TPS’ customers are upstream, midstream and downstream, onshore and offshore, and small to large scale. Midstream and downstream customers include LNG plants, pipelines, storage facilities, refineries, and a wide range of industrial and EPC companies. As a supplier of turbomachinery equipment and solutions, TPS uses technology to help customers reduce their environmental impact by making their operations
Baker Hughes Holdings LLC 2021 Form 10-K | 4

more efficient and enhancing their productivity, reducing emissions through flaring, venting and fuel combustion, and introducing new technologies that improve their ability to reduce unwanted fugitive emissions.
TPS believes that the principal competitive factors in the industries and markets it serves are product range (or power range measured in megawatts) coverage, efficiency, product reliability and availability, project execution and service capabilities, references, emissions, and price. Our primary equipment competitors include Siemens Energy, Solar (a Caterpillar company), MAN Energy Solutions, Mitsubishi Heavy Industries, and Elliot Group (an Ebara company). In the valves and pumps product line, competitors include Emerson, Flowserve, Metso:Outotec, Sulzer, and IMI. Our aftermarket equipment product line competes with independent service providers such as Masaood John Brown, EthosEnergy, Sulzer, MTU, Chromalloy, and Siemens Energy.
Digital Solutions
The Digital Solutions segment combines sophisticated hardware technologies with enterprise-class software products and analytics to connect industrial assets, providing customers with the data, safety and security needed to reliably and efficiently improve operations.
DS products and services include condition monitoring, industrial controls, non-destructive technologies, measurement, sensing, and pipeline solutions. Condition monitoring technologies include the Bently Nevada® and System 1® brands, providing rack-based vibration monitoring equipment and sensors primarily for power generation and oil and gas operations. The DS Waygate Technologies product line includes non-destructive testing technology, software, and services, including industrial radiography, ultrasonic sensors, testing machines and gauges, NDT film, and remote visual inspection. Through its acquisition of ARMS reliability and its investment and alliance with Augury, DS also provides integrated asset performance management offerings.
The DS Process and Pipeline Services product line ("PPS") provides pre-commissioning and maintenance services to improve throughput and asset integrity for process facilities and pipelines while achieving the highest returns possible. The PPS product line also provides inline inspection solutions to support pipeline integrity and includes nitrogen, bolting, torqueing and leak detection services, as well as the world’s largest fleet of air compressors to dry pipelines after hydrotesting. The DS Panametrics, Druck, and Reuter-Stokes product lines provide instrumentation and sensor-based technologies to better detect and analyze pressure, flow, gas, moisture, radiation, and related conditions. The DS Nexus Controls product line provides comprehensive, scalable industrial controls systems, safety systems, hardware, software cybersecurity solutions and services.
DS helps companies monitor and optimize industrial assets while mitigating risk and boosting safety, by providing performance management, and condition and asset health monitoring. It also provides customers the technical capabilities to drive enterprise wide digital transformation of business processes and to focus on better production outcomes along the entire oil and gas value chain and adjacent industries, using sensors, services, and inspections to connect industrial assets to the industrial internet. Products and services are sold in a diversified, fragmented arena to a broad range of customers.
DS believes that the principal competitive factors in the industries and markets it serves are product technology, service, quality, and reliability. DS competes across a wide range of industries, including oil and gas, power generation, aerospace, and light and heavy industrials. Although no single company competes directly with DS across all its product lines, various companies compete in one or more products. Competitors include Emerson, Honeywell Process Solutions, Olympus, Schneider Electric, Siemens, and ABB.
CONTRACTS
We conduct our business under various types of contracts in the upstream, midstream, and downstream segments, including fixed-fee or turnkey contracts, transactional agreements for products and services, and long-term aftermarket service agreements.
We enjoy stable relationships with many of our customers based on long-term project contracts and master service agreements. Several of those contracts require us to commit to a fixed price based on the customer’s technical specifications with little or no relief available due to changes in circumstances. In some cases, failure to deliver products or perform services within contractual commitments may lead to liquidated damages claims. We seek to mitigate these exposures through close collaboration with our customers.
Baker Hughes Holdings LLC 2021 Form 10-K | 5

We strive to negotiate the terms of our customer contracts consistent with what we consider to be industry best practices. Our customers typically indemnify us for certain claims arising from: the injury or death of their employees and often their contractors; the loss of or damage to their facility and equipment, and often that of their contractors; pollution originating from their equipment or facility; and all liabilities related to the well and subsurface operations, including loss or damage to the well or reservoir, loss of well control, fire, explosion, or any uncontrolled flow of oil or gas. Conversely, we typically indemnify our customers for certain claims arising from: the injury or death of our employees and often that of our subcontractors; the loss of or damage to our equipment; and surface pollution originating from our equipment while under our control. Where the above indemnities do not apply or are not consistent with industry best practices, we typically provide a capped indemnity for damages caused to the customer by our negligence, and include an overall limitation of liability clause. It is also our general practice to include a limitation of liability for consequential loss, including loss of profits and loss of revenue, in all customer contracts.
Our indemnity structure may not protect us in every case. Certain U.S. states have enacted oil and natural gas specific anti-indemnity statutes that can void the allocation of liability agreed to in a contract. Applicable law or the negotiated terms of a customer contract may also limit indemnity obligations in the event of gross negligence or willful misconduct. We sometimes contract with customers that are not the end user of our products. It is our practice to seek to obtain an indemnity from our customer for any end-user claims, but this is not always possible. Similarly, government agencies and other third parties may make claims in respect of which we are not indemnified and for which responsibility is assessed proportionate to fault. We have an established process to review any risk deviations from our standard contracting practices.
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
ORDERS AND REMAINING PERFORMANCE OBLIGATIONS
Remaining performance obligations, a defined term under U.S. generally accepted accounting principles ("GAAP"), are unfilled customer orders for products and product services excluding any purchase order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty, even if the likelihood of cancellation is remote based on historical experience. For product services, an amount is included for the expected life of the contract.
We recognized orders of $21.7 billion, $20.7 billion and $27.0 billion in 2021, 2020 and 2019, respectively. As of December 31, 2021, 2020 and 2019, the remaining performance obligations totaled $23.6 billion, $23.4 billion and $22.9 billion, respectively.
RESEARCH AND DEVELOPMENT
We engage in research and development activities directed primarily toward the development of new products, services, technology, and other solutions, as well as the improvement of existing products, services and the design of specialized products to meet specific customer needs. We continue to invest across all operating segments in products to enhance safety, develop capability, improve performance, and reduce costs aligned with our operational strategy. Through our Enterprise Technology Centers we also invest heavily in fundamental technologies such as materials, additive manufacturing, artificial intelligence/machine learning and other digital technologies such as computer vision, data science, and edge computing.
In OFS, we continue to invest in a range of formation evaluation capabilities as well as drilling, completions, and production hardware. In OFE, the recent focus has been to expand capability into deeper water, longer offsets and at higher pressures as well as modular designs that allow for simpler and more digitally integrated subsea systems. In TPS, we continue to invest in the energy transition with our latest generation of gas turbines for energy efficiency and reduced carbon footprint such as our LM9000TM and Nova LTTM products, as well as CCUS, and hydrogen
Baker Hughes Holdings LLC 2021 Form 10-K | 6

technologies. TPS also invests in its process and safety valve business bringing new digital applications including analytics to our customers. DS continues to invest in advanced digital solutions designed to improve the efficiency, reliability, and safety of oil and gas, aerospace, energy, and broader industrial production and operations. This includes our new Orbit 60 Bently Nevada product for critical asset monitoring in turbine systems, including wind, hydro, and gas turbines. DS also invests in technologies to measure, monitor, and minimize carbon emissions.
INTELLECTUAL PROPERTY
Our technology, brands and other intellectual property ("IP") rights are important elements of our business. We rely on patent, trademark, copyright, and trade secret laws, as well as non-disclosure and employee invention assignment agreements to protect our intellectual property rights. Many patents and patent applications comprise the Baker Hughes portfolio and are owned by us. Other patents and patent applications applicable to our products and services are licensed to us by GE and, in some cases, third parties. We do not consider any individual patent to be material to our business operations.
BHH LLC and GE have an IP cross-license agreement ("the IP Cross-License Agreement") where GE agreed to perpetually license to BHH LLC the right to use certain intellectual property owned or controlled by GE pursuant to the terms of the IP Cross-License Agreement. BHH LLC in return, also agreed to perpetually license to GE the right to use certain intellectual property rights owned or controlled by BHH LLC pursuant to the terms of the IP Cross-License Agreement. This IP Cross-License Agreement allows both parties to have continued and permanent rights to commercially utilize certain intellectual property of the other pursuant to the terms of the agreement. The IP cross-licenses remain in place irrespective of GE's ownership level in BHH LLC.
We follow a policy of seeking patent and trademark protection in numerous countries and regions throughout the world for products and methods that appear to have commercial significance. We believe that maintenance, protection and enforcement of our patents, trademarks, and related intellectual property rights is central to the conduct of our business, and aggressively pursue protection of our intellectual property rights against infringement, misappropriation, or other violation worldwide as may be necessary to protect our business. Additionally, we consider the quality and timely delivery of our products, the service we provide to our customers, and the technical knowledge and skills of our personnel to be other important components of the portfolio of capabilities and assets supporting our ability to compete.
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
Baker Hughes Holdings LLC 2021 Form 10-K | 7

RAW MATERIALS
We purchase various raw materials and component parts for use in manufacturing our products and delivering our services.  The principal raw materials we use include steel alloys, chromium, nickel, titanium, barite, beryllium, copper, lead, tungsten carbide, synthetic and natural diamonds, gels, sand and other proppants, printed circuit boards and other electronic components, and hydrocarbon-based chemical feed stocks.  Raw materials that are essential to our business are normally readily available from multiple sources, but may be subject to price volatility.  Due to COVID-19 and other macro-economic factors, the availability of electronic components has resulted in additional expediting activities, fulfillment challenges, and in some cases price increases. We have also seen price increases for ferrous and non-ferrous metals and other raw materials. Our procurement teams utilize advanced planning and may enter into strategic agreements with our global suppliers to minimize price impacts and other availability challenges. We anticipate some pricing and fulfillment volatility for certain raw materials and components to continue through 2022.
In addition to raw materials and component parts, we also use the products and services of metal fabricators, machine shops, foundries, forge shops, assembly operations, contract manufacturers, logistics providers, packagers, indirect material providers, and others in order to produce and deliver products to customers.  These materials and services are generally available from multiple sources.
HUMAN CAPITAL
At Baker Hughes, our people are central contributors to our purpose of taking energy forward. As an energy technology company with operations around the world, we believe that a diverse workforce is critical to our success, and we aim to attract the best and most diverse talent to support the energy transition. We strive to be an inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by learning and development opportunities, competitive compensation, benefits, health and wellness programs, and by programs that build connections between our employees and their communities.
As of December 31, 2021, we had approximately 54,000 employees. More than 42,000 of our employees work outside the U.S. in over 85 different countries with more than 150 nationalities represented. This diversity of global perspectives makes our Company stronger, more resilient, and more responsive to our global customers.
Diversity, Equity, and Inclusion ("DEI")
We believe unique ideas and perspectives fuel innovation and our differences make us stronger. We value difference in gender, race, ethnicity, age, gender identity, sexual orientation, ability, cultural background, religion, veteran status, experience, and thought across the globe. We celebrate the diversity and uniqueness of each employee and believe that everyone has the right to be treated with fairness, dignity, and respect. In addition, we continue to focus on the hiring, retention and advancement of our global talent.
As we continue to prioritize DEI, we focused on diversifying our workforce, with a particular emphasis on increasing gender representation. In 2021, the percentage of people who identify as women in our workforce, senior leadership positions, and the Baker Hughes Board of Directors, is 19%, 18%, and 33%, respectively. Specific to the U.S., 36% of Baker Hughes employees identify as people of color.
To ensure we have access to and support diverse pipelines of talent across the globe while prioritizing development and retention, we have ongoing DEI annual plan meetings with our executive leadership team. These annual meetings hold leadership accountable for integrating DEI in their respective parts of the business. We have corporate memberships with respected nonprofits, such as Ally Energy, Catalyst, Disability:IN, and the Women's Energy Network, who provide partnership and guidance as we continue our efforts in fostering a diverse, equitable, and inclusive culture. Our talent acquisition efforts as well as our eight global employee resource groups support the engagement and retention of diverse talent.
Talent Acquisition: We have enacted a number of initiatives to support our global goal of increasing the number of diverse employees. We have conducted training on unconscious bias and launched pilot projects on blind resumes and debiasing job descriptions, interview templates, and assessments as well as expanded our talent acquisition focus to include executive search services.
Baker Hughes Holdings LLC 2021 Form 10-K | 8

Employee Resource Groups ("ERG"): ERGs consist of employees who have joined together based on shared interests, characteristics, or life experiences. These groups can have a powerful influence on driving change by elevating the conversation and awareness around key issues, and engaging with the communities where we operate. This effort has helped our DEI focus and fostered closer connections between employees in communities around the world.
Inclusive Culture: We have several programs and initiatives that cultivate a culture and environment where everyone feels they belong and can thrive and contribute. The Baker Hughes Global DEI Council is comprised of executives representing our businesses, functions and regions, supports the success of our DEI mission and meets quarterly to review progress and discuss ways in which to continue to advance our efforts. The DEI Community of Practice provides a forum in which leaders and HR professionals come together to collaborate, share best practices, and learn from one another. Our DEI education goals aim to provide our workforce with tools, resources, and learning opportunities focused on raising awareness, fostering inclusive behaviors, and building cultural competence. We also continue to assess and provide programs and policies that support our employees including flexible work arrangements.
Compensation and Benefits
We are committed to paying for performance and supporting our employees’ wellbeing, as well as the wellbeing of their families, by offering flexible and competitive benefits. We regularly assess our total compensation and benefits programs through benchmarking with industry peers and local markets. A majority of our benefits are tailored by location to meet the specific needs of our people, their families, and their communities. Healthcare plans and life insurance are a core benefit of the Company and are provided in most locations. Baker Hughes offers various leaves of absence for certain quality-of-life needs, including family care and personal leaves. To assist and support new parents with balancing work and family matters, in many countries in which Baker Hughes operates, the Company provides paid maternity leaves and parental leaves, inclusive of paternity and adoption of a child.
Learning and Development
At Baker Hughes, allowing our employees to be the architect of their own learning is key to our success. We empower our employees to follow their passion for personal knowledge, job related skills, development, and the domain expertise needed for professional and personal growth. In alignment with this, in 2021, we launched a new pilot for our leader development community, CORE, which is a curated learning space centered around our Baker Hughes Values: Grow, Care, Collaborate & Lead, and the behaviors associated with each value. CORE involves e-learning, virtual workshops, and allows participants to lead their own sessions.
Continuous learning and development is a key priority at Baker Hughes. Our leadership development programs provide learning and growth opportunities for talent to broaden leadership capability with women, new hires, and mid-level employees, and to support our work increasing female representation across the globe. As an example, Aspire is a two-year rotational leadership program for recent graduates and early-career employees to grow functional and leadership skills through challenging assignments, learning plans, and global cross-functional projects.
Health, Safety, and Wellness
Health and safety is at the core of our culture as we are committed to doing the right thing to protect our employees, customers, the communities where we live and work, and the environment. We take a risk-based approach with proactive and preventive programs to deliver safe, secure, and sustainable operations. We have established a stringent set of standards which meet or exceed global regulatory requirements.
Our commitment to HSE starts at the highest levels of our company and is embedded throughout all layers of the organization. We encourage and empower all employees to take an active role in "owning" HSE by stopping work when conditions are unsafe and reporting observations, near misses, and stop-work events through open reporting channels. Our ambition is to make every day a Perfect HSE Day—one without injuries, accidents, or harm to the environment. In 2021, we achieved 204 Perfect HSE Days, up 2% versus 2020.
Baker Hughes Holdings LLC 2021 Form 10-K | 9

Our teams are required to complete recurring training. We offer more than 250 unique HSE courses including foundational training required for all employees, workplace and job-specific training, and human-performance leadership training for managers.
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
In 2021, the mental health and emotional well-being of our employees continued to be a critical priority. We hosted numerous events with Baker Hughes leaders and external experts, further embedded mental well-being into leadership engagements, and provided resources and tools to employees. Our Employee Assistance Program ("EAP") helps employees navigate daily life to manage remote work, cope with major life events or deal with a global pandemic. The EAP gives employees and their family members direct access to professional coaches for in-the-moment counseling or referrals to community experts and extended care providers.
Leading through COVID-19
We continue to monitor and respond to the evolving COVID-19 pandemic and developing vaccine landscape. Since the start of the pandemic, we have taken prudent steps as a company to reduce the risk and spread of the virus. Our top priorities have remained: protecting our employees, maintaining operations, and supporting customers and communities globally.
Since March 2020, our global crisis management structure has been activated to manage a coordinated pandemic response. We continue to evolve our approach in alignment with global health and safety standards and government requirements across our operations. In addition, travel has remained limited, and we continue to enhance our site safety measures, including screenings, social distancing, vaccination requirements, and face coverings. In addition, vaccine access, including onsite clinics, and education for our employees and communities has remained a critical priority. Many of our office-based employees continue to work remotely. As conditions improved in certain places, we started bringing more employees back to offices and worksites and enabled opportunities for more in-person engagements where it was safe to do so. We continue to closely monitor the situation and will adapt our protocols as needed to protect our employees and deliver for our customers, in alignment with all associated requirements.
Community Involvement
Baker Hughes seeks to make a positive impact in the communities where we operate around the world. Consistent with our purpose and values, we work to advance environmental quality, educational opportunities, health, and wellness. We benefit our communities through financial contributions, in-kind donations of goods and services, and volunteer projects. The Baker Hughes Foundation makes strategic philanthropic contributions, matches Baker Hughes employee charitable contributions, and awards volunteer recognition grants for outstanding employee community service.
Board Oversight of Human Capital Management
Baker Hughes' Board of Directors plays an active role in overseeing the Company's human capital management efforts. Our Human Capital and Compensation Committee provides oversight of our policies, programs, and initiatives focusing on DEI as well as pay equity, culture, talent management, succession planning, and executive compensation and benefits. Our Governance & Corporate Responsibility Committee provides oversight of employee safety, health, and wellness matters.
Baker Hughes Holdings LLC 2021 Form 10-K | 10

GOVERNMENTAL REGULATION
Environmental Matters
We are committed to the health and safety of people, protection of the environment and compliance with environmental laws, regulations and our policies. Our past and present operations include activities that are subject to extensive domestic (including U.S. federal, state and local) and international regulations concerning, among other things, air and water quality, waste management, and land protection. Environmental regulations continue to evolve, and changes in standards of enforcement of existing regulations, as well as the enactment of new legislation, may require us and our customers to modify, supplement or replace equipment or facilities or to change or discontinue present methods of operation. Our environmental compliance expenditures and our capital costs for environmental control equipment may change accordingly.
We recognize that climate change warrants meaningful action. In 2019, we announced our commitment to reduce our carbon equivalent emissions 50% by 2030 and achieve carbon equivalent net zero emissions by 2050. This goal encompasses emissions from our direct operations ("Scope 1 and 2 emissions") in alignment with the Paris Accord and the specific recommendations of the United Nations ("UN") Intergovernmental Panel on Climate Change’s Special Report on Global Warming of 1.5oC. In 2020, we reset our carbon emissions reduction base year for this goal from 2012 to 2019 to account for corporate changes, new acquisitions, divestitures, and to reflect changes in methodology in accordance with the Greenhouse Gas Protocol. We have proactively worked to reduce our Scope 1 and 2 greenhouse gas emissions over the last decade through the implementation of energy-efficiency programs, operational improvements, and increased usage of renewable energy. We also continue efforts to reduce our overall environmental footprint by using materials wisely and preserving land, water, and air quality. Our sustainability commitments include our formal participation in the UN Global Compact and our commitment to the Ten Principles human rights, labor, environment, and anti-corruption. The environmental principles include a precautionary approach to environmental challenges, initiatives to promote a greater sense of environmental responsibility and the development of environmentally friendly technologies. We have annually renewed our commitment to the UN Global Compact since joining in 2019.
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
The U.S. Comprehensive Environmental Response, Compensation and Liability Act (known as "Superfund") imposes liability for the release of a "hazardous substance" into the environment. Superfund liability is imposed without regard to fault, even if the waste disposal was in compliance with laws and regulations. We have been identified as a potentially responsible party ("PRP") at various Superfund sites, and we accrue our share, if known, of the estimated remediation costs for the site. PRPs in Superfund actions have joint and several liability and may be required to pay more than their proportional share of such costs.
In some cases, it is not possible to quantify our ultimate exposure because the projects are either in the investigative or early remediation stage, or superfund allocation information is not yet available. Based upon current information, we believe that our overall compliance with environmental regulations, including remediation obligations, environmental compliance costs and capital expenditures for environmental control equipment, will not have a material adverse effect on our capital expenditures, earnings or competitive position because we have either established adequate reserves or our compliance cost, based on available information, is not expected to be material to our consolidated financial statements. Our total accrual for environmental remediation was $67 million and $78 million at December 31, 2021 and 2020, respectively. We continue to focus on reducing future environmental liabilities by maintaining appropriate Company standards and by improving our environmental assurance programs.
Baker Hughes Holdings LLC 2021 Form 10-K | 11

Other Regulatory Matters
We are subject to regulation by various U.S. federal regulatory agencies and by the applicable regulatory authorities in countries in which our products are manufactured or sold. Such regulations principally relate to the ingredients, classification, labeling, manufacturing, packaging, transportation, advertising and marketing of our products. Additionally, as a U.S. entity operating through subsidiaries in non-U.S. jurisdictions, we are subject to foreign exchange control, transfer pricing and customs laws that regulate the import and export of goods as well as the flow of funds between us and our subsidiaries. In particular, the shipment of goods, services and technology across international borders subjects us to extensive trade laws and regulations. Our import activities are governed by the unique customs laws and regulations in each of the countries where we operate. Pursuant to their laws and regulations, governments may impose economic sanctions against certain countries, persons and entities that may restrict or prohibit transactions involving such countries, persons and entities, which may limit or prevent our conduct of business in certain jurisdictions. We are also required to be in compliance with transfer pricing, securities laws and other statutes and regulations, such as the U.S. Foreign Corrupt Practices Act (the "FCPA") and other countries’ anti-corruption and anti-bribery regimes.
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
AVAILABILITY OF INFORMATION FOR SECURITY HOLDERS
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), are made available free of charge on our internet website at www.bakerhughes.com as soon as reasonably practicable after these reports have been electronically filed with, or furnished to, the SEC. In addition, our Corporate Responsibility reports are available on the Company section of our website at www.bakerhughes.com. Information contained on or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this annual report or any other filing we make with the SEC.
EXECUTIVE OFFICERS OF BAKER HUGHES HOLDINGS LLC
The following table shows, as of February 11, 2022, the name of each of our executive officers, together with his or her age and office presently or previously held. There are no family relationships among our executive officers.

Name	Age	Position and Background
Lorenzo Simonelli	48
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

Baker Hughes Holdings LLC 2021 Form 10-K | 12

Name	Age	Position and Background
Brian Worrell	51
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

Maria Claudia Borras	53
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

Kurt Camilleri	47
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

Roderick Christie	59
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

Michele Fiorentino	54
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

Regina Jones	51
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

Rami Qasem	54
Executive Vice President, Digital Solutions
Rami Qasem is the Executive Vice President, Digital Solutions of the Company. Prior to this role, he served as President of the Middle East, North Africa, Turkey and India ("MENATI") region for the Company from July 2017 through January 2019. Prior to joining the Company, he served as President of the MENATI region for GE Oil & Gas from 2011 to 2017 and various other leadership roles within GE from 1997 to 2011.

Neil Saunders	52
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

Baker Hughes Holdings LLC 2021 Form 10-K | 13

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
The markets have experienced volatility in oil demand due to the economic impacts of the COVID-19 pandemic. If demand for our products and services declines, the utilization of our assets and the prices we are able to charge our customers for our products and services could decline. The continued spread of COVID-19 or a similar pandemic could result in further instability in the markets and decreases in commodity prices resulting in further adverse impacts on our results of operations, cash flows, and financial condition.
In addition, the continued spread of the COVID-19 virus, or similar pandemics, and the continuation of the measures to try to contain the virus or similar viruses, such as vaccine mandates, travel bans and restrictions, quarantines, shelter in place orders, and shutdowns, may further impact our workforce and operations, the operations of our customers, and those of our vendors and suppliers. Also, if a significant number of our employees were to contract the virus or be quarantined, we may not be able to complete key or critical tasks, not limited to, but including key financial, reporting, and operational controls. There is considerable uncertainty regarding such measures and potential future measures which may result in labor disruptions, employee attrition, and could negatively impact our ability to attract and retain qualified employees, all of which could have a material adverse effect on our results of operations, cash flows, and financial condition.
Failure to effectively and timely execute our energy transition strategy could have an adverse effect on the demand for our technologies and services.
Our future success may depend upon our ability to effectively execute on our energy transition strategy. Our strategy depends on our ability to develop additional technologies and work with our customers and partners to advance new energy solutions such as carbon capture utilization and storage, hydrogen energy, geothermal, and other integrated solutions. If the energy transition landscape changes faster than anticipated or faster than we can transition or if we fail to execute our energy transition strategy as planned, demand for our technologies and services could be adversely affected.
Baker Hughes Holdings LLC 2021 Form 10-K | 14

Disruptions in our supply chain, the high cost or unavailability of raw materials, equipment, and supplies essential to our business could adversely affect our ability to execute our operations on a timely basis.
Our manufacturing operations are dependent on having sufficient raw materials, component parts and manufacturing capacity, including labor, available to meet our manufacturing plans on a timely basis, at a reasonable cost while minimizing inventories. Disruptions within our supply chain has had and may continue to have an impact on our business and reputation, including our ability to meet our manufacturing plans and revenue goals, control costs, and avoid shortages or over-supply of raw materials and component parts.
If we are unable to attract and retain qualified personnel, we may not be able to execute our business strategy effectively and our operations could be adversely affected.
Our operations and future success depend on our ability to recruit, train, and retain qualified personnel. People are a key resource to developing, manufacturing, and delivering our products and providing technical services to our customers around the world. A competent, well-trained, highly skilled, motivated, and diverse workforce has a positive impact on our ability to attract and retain business. Periods of rapid growth present a challenge to us and our industry to recruit, train, and retain our employees, while also managing the impact of wage inflation and the limited available qualified labor in the markets where we operate.
Our business could be impacted by both geopolitical and terrorism threats in countries where we or our customers do business and our business operations may be impacted by civil unrest and/or government expropriations.
Geopolitical and terrorism threats continue to grow in a number of key countries where we currently or may in the future do business. Geopolitical and terrorism threats, including armed conflict among countries, could lead to, among other things, a loss of our investment in the country, adverse impact to our employees, and impairment of our or our customers’ ability to conduct operations.
In addition to other geopolitical and terrorism risks, civil unrest continues to grow in several countries where we do business. Our ability to conduct business operations may be impacted by that civil unrest and our assets in these countries may also be subject to expropriation by governments or other parties involved in civil unrest.
Control of oil and natural gas reserves by national oil companies may impact the demand for our services and products and create additional risks in our operations.
Much of the world’s oil and natural gas reserves are controlled by national oil companies. National oil companies may require their contractors to meet local content requirements or other local standards, such as conducting our operations through joint ventures with local partners that could be difficult or undesirable for us to meet. The failure to meet the local content requirements and other local standards may adversely impact our operations in those countries. In addition, our ability to work with national oil companies is subject to our ability to negotiate and agree upon acceptable contract terms.
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
Baker Hughes Holdings LLC 2021 Form 10-K | 15

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
We are subject to risks related to our relationship with GE.
We are partially dependent on GE through, among other things, our reliance on the long-term agreements between the Company and GE. We are also a party to a number of licenses with GE that give us rights to intellectual property that is necessary or useful to our business. Failure of GE to comply with these agreements could have an adverse impact on our business operations.
CREDIT AND CUSTOMER CONTRACTING RISKS
Providing services on an integrated, turnkey, or fixed price basis could require us to assume additional risks.
We may choose to enter into integrated or turnkey contracts with our customers that require us to provide services and equipment outside of our core business. Providing services on an integrated or turnkey basis may also subject us to additional risks, such as costs associated with unexpected delays or difficulties in drilling operations, project management interface risk, and risks associated with subcontracting and consortium arrangements. These integrated or turnkey contracts may be fixed price contracts that do not allow us to recover for cost over-runs unless they are directly caused by the customer.
We may not be able to satisfy technical requirements, testing requirements or other specifications required under our service contracts and equipment purchase agreements.
Our products are used in deepwater, and other harsh environments, and severe service applications. Our contracts with customers and customer requests for bids typically set forth detailed specifications or technical requirements for our products and services, which may also include extensive testing requirements. In addition, scrutiny of the offshore drilling industry has resulted in more stringent technical specifications for our products and more comprehensive testing requirements for our products to ensure compliance with such specifications. We cannot provide assurance that our products, including products supplied through joint ventures, will be able to satisfy the specifications or that we will be able to perform the full-scale testing necessary to prove that the product specifications are satisfied in future contract bids or under existing contracts, or that the costs of modifications to our products to satisfy the specifications and testing will not adversely affect our results of operations.
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
Our contracts with customers generally may be terminated by the customer for convenience, default, or extended force majeure (which could include inability to perform due to COVID-19). Termination for convenience may require the payment of an early termination fee by the customer, but the early termination fee may not fully compensate us for the loss of the contract. Termination by the customer for default or extended force majeure due to events outside of our control generally will not require the customer to pay an early termination fee.
Our financial position, results of operations, or cash flows could be materially adversely affected if our customers terminate some of our contracts and we are unable to secure new contracts on a timely basis and on substantially similar terms, if payments due under our contracts are suspended for an extended period of time, or if a number of our contracts are renegotiated. Our remaining performance obligation ("RPO") is comprised of unfilled
Baker Hughes Holdings LLC 2021 Form 10-K | 16

customer orders for products and product services (expected life of contract sales for product services). The actual amount and timing of revenues earned may be substantially different than the reported RPO. The total dollar amount of the Company’s RPO as of December 31, 2021 was $23.6 billion.
The credit risks of having a concentrated customer base in the energy industry could result in losses.
Having a concentration of customers in the energy industry may impact our overall exposure to credit risk as our customers may be similarly affected by prolonged changes in economic and industry conditions. Some of our customers may experience extreme financial distress as a result of falling commodity prices and may be forced to seek protection under applicable bankruptcy laws, which may affect our ability to recover any amounts due from such customers. Furthermore, countries that rely heavily upon income from hydrocarbon exports have been and may in the future be negatively and significantly affected by a drop in oil prices, which could affect our ability to collect from our customers in these countries, particularly national oil companies. Laws in some jurisdictions in which we will operate could make collection difficult or time consuming. We perform ongoing credit evaluations of our customers and do not expect to require collateral in support of our trade receivables. While we maintain reserves for potential credit losses, we cannot assure such reserves will be sufficient to meet write-offs of uncollectible receivables or that our losses from such receivables will be consistent with our expectations. Additionally, in the event of a bankruptcy of any of our customers, we may be treated as an unsecured creditor and may collect substantially less, or none, of the amounts owed to us by such customer.
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
We conduct business in more than 120 countries that can be impacted by expected and unexpected changes in the legal and business environments in which we operate. In particular, the shipment of goods, services and technology across international borders subjects us to extensive trade laws and regulations. Our import activities are governed by the unique customs laws and regulations in each of the countries where we operate. Pursuant to their laws and regulations, governments may impose economic sanctions against certain countries, persons and entities that may restrict or prohibit transactions involving such countries, persons and entities, which may limit or prevent our conduct of business in certain jurisdictions.
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
Baker Hughes Holdings LLC 2021 Form 10-K | 17

Our failure to comply with the Foreign Corrupt Practices Act ("FCPA") and other similar laws could have a negative impact on our ongoing operations.
Our ability to comply with the FCPA, the U.K. Bribery Act, and various other anti-bribery and anti-corruption laws depends on the success of our ongoing compliance program, including our ability to successfully manage our agents, distributors and other business partners, and supervise, train, and retain competent employees. We could be subject to sanctions and civil and criminal prosecution, fines and penalties, as well as legal expenses and reputational harm in the event of a finding of a violation of any of these laws by us or any of our employees.
Anti-money laundering and anti-terrorism financing laws could have adverse consequences for us.
Non-compliance with anti-money laundering, anti-terrorism financing and various other financial laws may subject us to sanctions, civil and criminal prosecution, fines and penalties, as well as legal expenses and potential reputational harm. We cannot be sure our programs and controls are or will remain effective to ensure our compliance with all applicable anti-money laundering and anti-terrorism financing laws and regulations.
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
Compliance with, and rulings and litigation in connection with, environmental regulations and the environmental impacts of our operations may adversely affect our business and operating results.
We and our business are subject to extensive domestic and international environmental and safety regulations. In addition to environmental and safety regulatory compliance obligations, we may face liability arising out of the normal course of business, including alleged personal injury or property damage due to exposure of hazardous substances at our current or former facilities. Our expectations regarding our compliance with environmental laws and regulations and our expenditures to comply with environmental laws and regulations, including (without limitation) our capital expenditures for environmental control equipment, are only our forecasts regarding these matters. We may be impacted by material changes in environmental and safety regulations or subject to substantial liability for environmental impacts. Our compliance cost forecasts may be substantially different from actual results, which may be affected by factors such as: changes in law that impose restrictions on air or other emissions, wastewater management, waste disposal, hydraulic fracturing, or wetland and land use practices; more stringent enforcement of existing environmental laws and regulations; a change in our share of any remediation costs or other unexpected, adverse outcomes with respect to sites where we have been named as a potentially responsible
Baker Hughes Holdings LLC 2021 Form 10-K | 18

party, including (without limitation) Superfund sites; the discovery of other sites, or discovery of additional issues at existing sites, where additional expenditures may be required to comply with environmental legal obligations; and the accidental discharge of hazardous materials.
Investor and public perception related to the company’s environment, social, and governance ("ESG") performance as well as current and future ESG reporting requirements may affect our business and our operating results.
Increasing focus on ESG factors has led to enhanced interest in, and review of performance results by investors and other stakeholders, and the potential for litigation and reputational risk. Regulatory requirements related to ESG or sustainability reporting have been issued in the European Union that apply to financial market participants, with implementation and enforcement having started in 2021. In the U.S., such regulations have been issued related to pension investments in California, and for the responsible investment of public funds in Illinois. Additional regulation is pending in other states. We may be affected by our ability to meet evolving and expanding emissions reporting requirements and by investor and public perception of our reporting and performance related to voluntary climate standards. We expect regulatory requirements related to ESG matters to continue to expand globally. We are committed to transparent and comprehensive reporting of our sustainability performance and report under standards such as the Global Reporting Initiative’s G4 guidelines, the Sustainability Accounting Standards Board’s documentation, and recommendations issued by the Financial Stability Board's Task Force for Climate-related Financial Disclosures. If we are not able to meet future sustainability reporting requirements of regulators or current and future expectations of investors, customers or other stakeholders, our business and ability to raise capital may be adversely affected.
International, national, and state governments and agencies continue to evaluate and promulgate legislation and regulations that are focused on reducing greenhouse gas ("GHG") emissions. Compliance with GHG emission regulations applicable to our or our customers' operations may have significant implications that could adversely affect our business and operating results in the fossil-fuel sectors, and boosting demand for technologies contributing to the reduction of GHG emissions.
In the United States, the U.S. Environmental Protection Agency ("EPA") has taken steps to regulate GHG emissions as air pollutants under the U.S. Clean Air Act of 1970, as amended. The EPA’s Greenhouse Gas Reporting Rule requires monitoring and reporting of GHG emissions from, among others, certain mobile and stationary GHG emission sources in the oil and natural gas industry, which in turn may include data from our equipment or operations. In addition, the U.S. government has proposed rules in the past setting GHG emission standards for, or otherwise aimed at reducing GHG emissions from, the oil and natural gas industry.
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
Other developments focused on restricting GHG emissions include the United Nations Framework Convention on Climate Change, which includes implementation of the Paris Agreement and the Kyoto Protocol by the signatories; the Glasgow Climate Pact; the European Union Emission Trading System; Article 8 of the European Union Energy Efficiency Directive and the United Kingdom’s Streamlined Energy and Carbon Reporting ("SECR"); the European Commission’s proposed carbon border adjustment mechanism ("CBAM"); and, in the U.S., the Regional Greenhouse Gas Initiative, the Western Climate Action Initiative, and various state programs implementing the California Global Warming Solutions Act of 2006 (known as "Assembly Bill 32").
Requirements and voluntary initiatives to reduce greenhouse gas emissions, as well as increased climate change awareness, may result in increased costs for the oil and gas industry to curb greenhouse gas emissions and could have an adverse impact on demand for oil and natural gas.
International, national, and state governments, agencies and bodies continue to evaluate and promulgate regulations and voluntary initiatives that are focused on reducing GHG emissions. These requirements and initiatives are likely to become more stringent over time and to result in increased costs for the oil and gas industry to reduce GHG emissions. In addition, these developments, and public perception relating to climate change, may curtail production and demand for hydrocarbons such as oil and natural gas by shifting demand towards an
Baker Hughes Holdings LLC 2021 Form 10-K | 19

investment in relatively lower carbon emitting energy sources and alternative energy solutions. If, for example, renewable energy becomes more competitive than fossil-fuel energy globally, it could have a material effect on our results of operations.
The potential for physical effects of climate change may pose future risks to our operations and those of our customers.
Physical climate change effects can include extreme variability in weather patterns such as increased frequency and severity of significant weather events (e.g. flooding, hurricanes and tropical storms), natural hazards (e.g., increased wildfire risk), rising mean temperature and sea levels, and long-term changes in precipitation patterns (e.g. drought, desertification, or poor water quality). Such effects have the potential to affect business continuity and operating results, particularly at facilities in coastal areas or areas prone to chronic water scarcity.
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
Baker Hughes Holdings LLC 2021 Form 10-K | 20

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
In the course of conducting our business, we may hold or have access to sensitive, confidential, proprietary or personal data or information belonging to us, our employees or third parties, including customers, partners or suppliers. Increased cybersecurity vulnerabilities and threats, and more sophisticated and targeted cyber attacks and other security incidents, pose risks to our and our customers’, partners’, suppliers’ and third-party service providers’ systems, data, and business, and the confidentiality, availability and integrity of our and our employees’ and customers’ data. While we attempt to mitigate these risks, we remain vulnerable to cyber attacks and other security incidents, including ransomware incidences. Given our global footprint, the large number of customers, partners, suppliers and service providers with which we do business, and the increasing sophistication and complexity of cyber attacks, a cyber attack could occur and persist for an extended period without detection. Any investigation of a cyber attack or other security incident would be inherently unpredictable and it would take time before the completion of any investigation and before there is availability of full and reliable information. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all or any of which would further increase the costs and consequences of a cyber attack or other security incident. We may be required to expend significant resources to protect against, respond to, and recover from any cyber attacks and other security incidents. As cyber attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, our remediation efforts may not be successful. The inability to implement, maintain and upgrade adequate safeguards could materially and adversely affect our results of operations, cash flows, and financial condition.
In addition to our own systems, we use third-party service providers, who in turn may also use third-party providers, to process certain data or information on our behalf. Due to applicable laws and regulations or contractual obligations, we may be held responsible for cybersecurity incidents attributed to our service providers to the extent affecting information we share with them. Although we contractually require these service providers to implement and maintain reasonable security measures, we cannot control third parties and cannot guarantee that a security breach will not occur in their systems.
Despite our and our service providers’ efforts to protect our data and information, we and our service providers have been and may in the future be vulnerable to security breaches, ransomware attacks, theft, misplaced or lost data, programming errors, phishing attacks, denial of service attacks, acts of vandalism, computer viruses, malware, employee errors and/or malfeasance or similar events, including those perpetrated by criminals or nation-state actors, that could potentially lead to the compromise, unauthorized access, use, disclosure, modification or destruction of data or information, improper use of our systems, defective products, loss of access to our data, production downtimes and operational disruptions. In addition, a cyber attack or any other significant compromise or breach of our data security, media reports about such an incident, whether accurate or not, or, under certain circumstances, our failure to make adequate or timely disclosures to the public, law enforcement agencies or affected individuals following any such event, whether due to delayed discovery or a failure to follow existing protocols, could adversely impact our operating results and result in other negative consequences, including damage to our reputation or competitiveness, harm to our relationships with customers, partners, suppliers and other third parties, distraction to our management, remediation or increased protection costs, significant litigation or regulatory action, fines and penalties. Given the increased prevalence of customer-imposed cybersecurity controls and other related contractual obligations towards customers or other third parties, a cyber attack or other security incident also could result in breach of contract or indemnity claims against us by customers or other counterparties.
While we currently maintain cybersecurity insurance, such insurance may not be sufficient in type or amount to cover us against claims related to cybersecurity breaches or attacks, failures or other data security-related incidents, and we cannot be certain that cyber insurance will continue to be available to us on economically reasonable terms, or at all, or that an insurer will not deny coverage as to any future claim. The successful
Baker Hughes Holdings LLC 2021 Form 10-K | 21

assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could materially and adversely affect our results of operations, cash flows, and financial condition.
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
The condition of the capital markets and equity markets in general may affect our ability to obtain financing, if necessary. If our credit rating is downgraded, it could increase borrowing costs under credit facilities and commercial paper programs, as well as increase the cost of renewing or obtaining, or make it more difficult to renew, obtain, or issue new debt financing.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
Baker Hughes Holdings LLC 2021 Form 10-K | 22

ITEM 2. PROPERTIES
We own or lease numerous properties throughout the world. We consider our manufacturing plants, equipment assembly, maintenance and overhaul facilities, grinding plants, drilling fluids and chemical processing centers, and primary research and technology centers to be our principal properties. The following sets forth the location of our principal owned or leased facilities for our business segments as of December 31, 2021:

Oilfield Services:
Houston, Pasadena, and The Woodlands, Texas; Broken Arrow and Claremore, Oklahoma - all located in the United States; Leduc, Canada; Celle, Germany; Tananger, Norway; Aberdeen, Scotland; Liverpool, England; Macae, Brazil; Singapore, Singapore; Kakinada, India; Abu Dhabi and Dubai, United Arab Emirates; Dhahran, Saudi Arabia; Luanda, Angola; Port Harcourt, Nigeria

Oilfield Equipment:	Montrose, Scotland; Nailsea and Newcastle, England; Niteroi, Brazil; Singapore, Singapore; Suzhou, China; Dammam, Saudi Arabia

Turbomachinery & Process Solutions:	Deer Park, Texas and Jacksonville, Florida - located in the United States; Florence, Massa, Bari, and Talamona, Italy; Le Creusot, France; Coimbatore, India

Digital Solutions:
Billerica, Massachusetts; Minden, Nevada; Longmont, Colorado; Twinsburg, Ohio - all located in the United States; Leicester and Cramlington, England; Shannon, Ireland; Hurth and Wunstorf, Germany; Shanghai, China

We own or lease numerous other facilities such as service centers, blend plants, workshops and sales and administrative offices throughout the geographic regions in which we operate. We also have a significant investment in service vehicles, tools and manufacturing and other equipment. All of our owned properties are unencumbered. We believe that our facilities are well maintained and suitable for their intended purposes.
ITEM 3. LEGAL PROCEEDINGS
The information with respect to Item 3. Legal Proceedings is contained in "Note 17. Commitments and Contingencies" of the Notes to Consolidated Financial Statements in Item 8 herein.
ITEM 4. MINE SAFETY DISCLOSURES
We have no mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K to report for the fiscal year ended December 31, 2021.
Baker Hughes Holdings LLC 2021 Form 10-K | 23

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
None of our Units are traded on any exchange.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data contained herein.
For management's discussion and analysis of our financial condition and results of operations for fiscal year 2020 as compared to fiscal year 2019 please refer to Part II, Item 7. "Management's discussion and analysis of financial condition and results of operations" on Form 10-K for our fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission ("SEC") on February 25, 2021.
EXECUTIVE SUMMARY
We are an energy technology company with a broad and diversified portfolio of technologies and services that span the energy and industrial value chain. We operate through our four business segments: Oilfield Services ("OFS"), Oilfield Equipment ("OFE"), Turbomachinery & Process Solutions ("TPS"), and Digital Solutions ("DS"). We sell products and services primarily in the global oil and gas markets, within the upstream, midstream and downstream segments.
As we reflect on the macro environment in 2021, the global economy continued to recover from the impact of the COVID-19 global pandemic. The oil markets experienced increasing levels of demand and continued restraints on supply translating into a strong oil price recovery. For natural gas, a combination of demand and supply factors converged, pushing natural gas and LNG prices to record levels in both Europe and in Asia. The natural gas price spikes also highlighted the fragility of the global energy system as the world transitions to net zero emissions. The effects from variant strains of the COVID-19 virus continued to impact operations in the form of global chip shortages, supply chain challenges, and inflationary pressures in multiple parts of the world.
As we look ahead to 2022, we expect global economic growth to remain strong; however, growth rates are likely to moderate from 2021 levels as central banks are expected to begin tightening monetary policy in order to quell growing inflationary pressures. Despite the expected slowdown in the pace of growth, we believe the expected continuing broader macro recovery will translate into rising energy demand in 2022, with oil demand likely recovering to pre-pandemic levels by the end of the year. We expect continued momentum in the global natural gas markets in 2022, building on a strong 2021. Our positive long-term view on gas is also supported by the recent improvements in policy sentiment in certain parts of the world towards natural gas’ broader role within the energy transition.
Outside of the oil and gas industry, the focus on cleaner energy sources and technology to lower carbon emissions from resource-intensive industries continues to accelerate. In the U.S., Europe, and Asia, various renewables, and green and blue hydrogen projects are moving forward, as well as a number of CCUS projects. On the new energy front, we were active this year in pursuing early-stage technologies in CCUS and in hydrogen. In CCUS, we acquired a position in Electrochaea, a bio-methanation company, and also entered into an exclusive license with SRI International for mixed-salt process technology. In hydrogen, we made an investment in Ekona, a growth stage company developing novel turquoise hydrogen production technology, as well as Nemesys, a technology company focused on a range of early-stage hydrogen technologies.
Baker Hughes Holdings LLC 2021 Form 10-K | 24

On the industrial front, we completed the acquisition of ARMS Reliability and an investment in Augury, which will help Baker Hughes continue to build out its industrial asset management platform and deliver an expanded set of asset performance capabilities.
Baker Hughes was successful on many fronts in 2021, with key commercial successes and developments in the LNG and new energy markets, solid margin improvements, as well as strong cash flows from operating activities and free cash flow (a non-GAAP measure defined as cash flows from operating activities less expenditures for capital assets plus the proceeds from disposal of assets). Our strong cash flow performance provides our Company ample flexibility and optionality for our broader capital allocation strategy. As evidence of this, we returned almost $1.2 billion back to Members through distributions and buybacks in 2021, while also making multiple acquisitions and investments across the industrial and new energy spaces.
In 2021, we generated revenue of $20.5 billion, compared to $20.7 billion in 2020. The decrease in revenue was primarily driven by lower volume in OFS and OFE, partially offset by higher volume in TPS and DS. Income before income taxes was $428 million in 2021, and included restructuring, impairment and other charges of $209 million, separation related costs of $60 million, a loss of $1,085 million related to our investment in C3 AI, partially offset by a gain of $241 million related to our investment in ADNOC Drilling, both recorded in other non-operating income/(loss). Loss before income taxes was $15.1 billion in 2020, and included goodwill impairment charges of $14.7 billion, restructuring, impairment and other charges of $1.9 billion, inventory impairment charges of $246 million, separation related costs of $134 million, and a gain of $1.4 billion related to our investment in C3 AI recorded in other non-operating income.
OUTLOOK
Our business is exposed to a number of macro factors, which influence our outlook and expectations given the current volatile conditions in the industry. All of our outlook expectations are purely based on the market as we see it today, and are subject to changing conditions in the industry.
•North America onshore activity: We expect North American onshore to experience strong growth in 2022, as compared to 2021 should commodity prices remain at current levels.
•International onshore activity: We expect onshore spending outside of North America to continue to improve in 2022 as compared to 2021 should commodity prices remain at current levels.
•Offshore projects: We expect a modest recovery in offshore activity and the number of subsea tree awards to grow in 2022 as compared to 2021.
•LNG projects: We remain optimistic on the LNG market long term and view natural gas as both a transition and a destination fuel. We continue to view the long-term economics of the LNG industry as positive.
We have other segments in our portfolio that are more correlated with various industrial metrics, including global GDP growth, such as our Digital Solutions segment.
We also have businesses within our portfolio that are exposed to new energy solutions, specifically focused around reducing carbon emissions of energy and broader industry, including hydrogen, geothermal, CCUS, and energy storage. We expect to see continued growth in these businesses as new energy solutions become a more prevalent part of the broader energy mix.
Overall, we believe our portfolio is well positioned to compete across the energy value chain and deliver comprehensive solutions for our customers. We remain optimistic about the long-term economics of the oil and gas industry, but we are continuing to operate with flexibility. Over time, we believe the world’s demand for energy will continue to rise, and that hydrocarbons will play a major role in meeting the world's energy needs for the foreseeable future. As such, we remain focused on delivering innovative, low-emission, and cost-effective solutions that deliver step changes in operating and economic performance for our customers.
Baker Hughes Holdings LLC 2021 Form 10-K | 25

BUSINESS ENVIRONMENT
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position as of and for the year ended December 31, 2021 and 2020, and should be read in conjunction with the consolidated financial statements and related notes of the Company.
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
Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	2021	2020
Brent oil prices ($/Bbl) (1)	$70.86	$41.96
WTI oil prices ($/Bbl) (2)	68.14	39.16
Natural gas prices ($/mmBtu) (3)	3.89	2.03
(1)Energy Information Administration ("EIA") Europe Brent Spot Price per Barrel
(2)EIA Cushing, OK WTI ("West Texas Intermediate") spot price
(3)EIA Henry Hub Natural Gas Spot Price per million British Thermal Unit
After a volatile year in 2020, when oil prices dropped due to lower demand, the combination of demand and supply in 2021 resulted in higher oil prices and raised natural gas and LNG prices to record breaking levels.
Outside North America, customer spending is most heavily influenced by Brent oil prices. The average Brent oil prices increased to $70.86/Bbl in 2021 from $41.96/Bbl in 2020 and ranged from a low of $50.37/Bbl in January 2021, to a high of $85.76/Bbl in October 2021.
In North America, customer spending is highly driven by WTI oil prices, which similarly to Brent oil prices, on average increased to $68.14/Bbl in 2021 from $39.16/Bbl in 2020, and ranged from a low of $47.47/Bbl in January 2021, to a high of $85.64/Bbl in October 2021.
In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, averaged $3.89/mmBtu in 2021, representing a 92% increase over the prior year. Throughout the year, Henry Hub Natural Gas Spot Prices ranged from a high of $23.86/mmBtu in February 2021, to a low of $2.43/mmBtu in April 2021. According to the U.S. Department of Energy, working natural gas in storage at the end of 2021 was 3,226 billion cubic feet ("Bcf"), which was 6.8%, or 234 Bcf, below the corresponding week in 2020.
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
Baker Hughes Holdings LLC 2021 Form 10-K | 26

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
The rig counts are summarized in the table below as averages for each of the periods indicated.

	2021	2020
North America	610	522
International	756	827
Worldwide	1,366	1,349
2021 Compared to 2020
Overall the rig count was 1,366 in 2021, an increase of 1% as compared to 2020 due primarily to an increase in activity in North America partially offset by declines internationally. The rig count in North America increased 17% and the international rig count decreased 9% in 2021 compared to 2020.
Within North America, the increase was primarily driven by the Canadian rig count, which was up 48% on average when compared to the same period last year, and an increase in the U.S. rig count, which was up 10% on average. Internationally, the decrease in the rig count was driven primarily by decreases in the Middle East region, Africa region and Europe region of 21%, 10%, and 10%, respectively.
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
Baker Hughes Holdings LLC 2021 Form 10-K | 27

change in sales price for a comparable product or service period-over-period and is calculated as the period-over-period change in sales prices of comparable products and services.
Foreign Exchange ("FX"): FX measures the translational foreign exchange impact, or the translation impact of the period-over-period change on sales and costs directly attributable to change in the foreign exchange rate compared to the U.S. dollar. FX impact is calculated by multiplying the functional currency amounts (revenue or profit) with the period-over-period FX rate variance, using the average exchange rate for the respective period.
(Inflation)/Deflation: (Inflation)/deflation is defined as the increase or decrease in direct and indirect costs of the same type for an equal amount of volume. It is calculated as the year-over-year change in cost (i.e. price paid) of direct material, compensation and benefits, and overhead costs.
Productivity: Productivity is measured by the remaining variance in profit, after adjusting for the period-over-period impact of volume and price, foreign exchange and (inflation)/deflation as defined above. Improved or lower period-over-period cost productivity is the result of cost efficiencies or inefficiencies, such as cost decreasing or increasing more than volume, or cost increasing or decreasing less than volume, or changes in sales mix among segments. This also includes the period-over-period variance of transactional foreign exchange, aside from those foreign currency devaluations that are reported separately for business evaluation purposes.
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
Orders: We recognized orders of $21.7 billion and $20.7 billion in 2021 and 2020, respectively. In 2021, equipment orders were up 3% and service orders were up 6%, compared to 2020.
Remaining Performance Obligations ("RPO"): As of December 31, 2021 and 2020, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $23.6 billion and $23.4 billion, respectively.
Revenue and Segment Operating Income Before Tax
Revenue and segment operating income for each of our four operating segments is provided below.

	Year Ended December 31,		$ Change
	2021	2020	From 2020 to 2021
Revenue:
Oilfield Services	$9,542	$10,140	$(598)
Oilfield Equipment	2,486	2,844	(358)
Turbomachinery & Process Solutions	6,417	5,705	712
Digital Solutions	2,057	2,015	42
Total	$20,502	$20,705	$(203)
Baker Hughes Holdings LLC 2021 Form 10-K | 28

	Year Ended December 31,		$ Change
	2021	2020	From 2020 to 2021
Segment operating income:
Oilfield Services	$761	$487	$274
Oilfield Equipment	69	19	50
Turbomachinery & Process Solutions	1,050	805	245
Digital Solutions	126	193	(67)
Total segment operating income	2,006	1,504	502
Corporate	(429)	(464)	35
Inventory impairment (1)	—	(246)	246
Goodwill impairment	—	(14,717)	14,717
Restructuring, impairment and other	(209)	(1,866)	1,657
Separation related	(60)	(134)	74
Operating income (loss)	1,310	(15,922)	17,232
Other non-operating income (loss), net	(583)	1,040	(1,623)
Interest expense, net	(299)	(264)	(35)
Income (loss) before income taxes	428	(15,146)	15,574
Provision for income taxes	(772)	(650)	(122)
Net loss	$(344)	$(15,796)	$15,452
(1)Inventory impairments are reported in "Cost of goods sold" of the consolidated statements of income (loss).
Fiscal Year 2021 to Fiscal Year 2020
Revenue in 2021 was $20,502 million, a decrease of $203 million, or 1%, from 2020. This decrease in revenue was largely a result of decreased activity in OFS and OFE, partially offset by an increase in TPS and DS. OFS decreased $598 million, OFE decreased $358 million, TPS increased $712 million, and DS increased $42 million.
Total segment operating income in 2021 was $2,006 million, an increase of $502 million, or 33%, from 2020. The increase was primarily driven by OFS, which increased $274 million, TPS, which increased $245 million, and OFE, which increased $50 million, partially offset by DS, which decreased $67 million.
Oilfield Services
OFS 2021 revenue was $9,542 million, a decrease of $598 million, or 6%, from 2020, primarily as a result of decreased international activity in 2021 compared to 2020, as evidenced by a decline in the corresponding rig count, and, to a lesser extent, to decreased activity in North America and supply chain constraints in the second half of 2021. North America revenue was $2,773 million in 2021, a decrease of $28 million from 2020. International revenue was $6,769 million in 2021, a decrease of $569 million from 2020, primarily driven by declines in the Middle East, partially offset by growth in Latin America.
OFS 2021 segment operating income was $761 million, compared to $487 million in 2020. The increase was primarily driven by higher cost productivity as a result of cost efficiencies and restructuring actions, and price in certain product lines, partially offset by lower volume and commodity costs inflation.
Oilfield Equipment
OFE 2021 revenue was $2,486 million, a decrease of $358 million, or 13%, from 2020. The decrease was primarily driven by lower volume in the subsea production systems business, the disposition of the surface pressure control flow business in the fourth quarter of 2020, and the removal of subsea drilling systems from consolidated OFE operations in the fourth quarter of 2021 due to the formation of a joint venture, partially offset by higher volume in the services and flexible pipe businesses.
Baker Hughes Holdings LLC 2021 Form 10-K | 29

OFE 2021 segment operating income was $69 million, compared to $19 million in 2020. The increase was primarily driven by higher cost productivity from our cost out programs and favorable business mix.
Turbomachinery & Process Solutions
TPS 2021 revenue was $6,417 million, an increase of $712 million, or 12%, from 2020. The increase was primarily driven by higher equipment and projects revenue, as well as higher services volume. In 2021, equipment revenue represented 45% and services revenue represented 55% of total revenue. Equipment revenue was up 15% year-over-year, and services revenue was up 10% year-over-year.
TPS 2021 segment operating income was $1,050 million, compared to $805 million in 2020. The increase in profitability was driven primarily by higher volume and increased cost productivity, partially offset by unfavorable business mix.
Digital Solutions
DS 2021 revenue was $2,057 million, an increase of $42 million, or 2%, from 2020, mainly driven by higher volume across the Process & Pipeline Services and Waygate Technologies businesses, partially offset by declines in the Nexus Controls business. DS revenue growth was affected by supply chain constraints that impacted product deliveries.
DS 2021 segment operating income was $126 million, compared to $193 million in 2020. The decrease in profitability was primarily driven by lower cost productivity and unfavorable business mix.
Corporate
In 2021, corporate expenses were $429 million, a decrease of $35 million compared to 2020, primarily driven by lower expenses as a result of cost efficiencies and restructuring actions.
Inventory Impairment
There were no inventory impairments during 2021. In 2020, we recorded inventory impairments of $246 million primarily related to our Oilfield Services segment as a result of certain restructuring activities initiated by the Company. Charges for inventory impairments are predominately reported in the "Cost of goods sold" caption of the consolidated statements of income (loss).
Goodwill Impairment
There were no goodwill impairments during 2021. During the first quarter of 2020, Baker Hughes' market capitalization declined significantly driven by current macroeconomic and geopolitical conditions including the decrease in demand caused by the COVID-19 pandemic and collapse of oil prices driven by both surplus production and supply. Based on these events, we concluded that a triggering event occurred and we performed an interim quantitative impairment test as of March 31, 2020. Based upon the results of the impairment test, we recognized a goodwill impairment charge of $14,717 million during the first quarter of 2020. There were no other goodwill impairments during 2020.
Restructuring, Impairment and Other
In 2021, we recognized $209 million in restructuring, impairment and other charges. The charges in 2021 primarily relate to the initiatives in our OFS segment that are the continuation of our overall strategy to right-size our structural costs.
In 2020, we recognized $1,866 million in restructuring, impairment and other charges. These charges primarily related to the restructuring plan announced in the first quarter of 2020, which included product line rationalization actions, headcount reductions in certain geographical locations, and other initiatives to right-size operations for anticipated activity levels and market conditions.
Baker Hughes Holdings LLC 2021 Form 10-K | 30

Separation Related
We recorded $60 million of separation related costs in 2021, a decrease of $74 million from the prior year. Costs relate to the ongoing activities for the separation from GE, primarily related to information technology.
Other Non-Operating Income/(Loss), Net
In 2021, we recorded $583 million of other non-operating loss. Costs in 2021 include losses of $1,085 million from marking our investment in C3 AI to fair value, partially offset by a gain of $241 million from marking our investment in ADNOC Drilling to fair value, by the reversal of $121 million of current accruals due to the settlement of certain legal matters, and by income of $121 million for liabilities that are recoverable as they are indemnified under the Tax Matters Agreement with GE. This income from indemnified liabilities has an offset in the "Provision for income taxes" caption in our consolidated statements of income (loss).
In 2020, we recorded $1,040 million of other non-operating income. Included in this amount was a gain of $1,417 million related to marking our investment in C3 AI to fair value, partially offset by losses of $353 million for the sale of the rod lift systems business in OFS, and the sale of the surface pressure control flow business in OFE.
Interest Expense, Net
In 2021, we incurred net interest expense of $299 million, an increase of $35 million from the prior year, primarily driven by higher interest expense, mainly related to $28 million of costs associated with the refinancing of our senior notes due December 2022, and lower interest income.
Income Taxes
In 2021, our income tax expense was $772 million, an increase of $122 million, from $650 million in 2020. The increase was primarily due to tax expense related to unrecognized tax benefits and the geographical mix of earnings. Our 2021 income tax expense includes $121 million that is recoverable as it relates to liabilities indemnified under the Tax Matters Agreement with GE. This tax expense has an offset in the "Other non-operating income (loss), net" caption in our consolidated statements of income (loss). In addition, since we are a partnership for U.S. federal tax purposes, any tax benefits associated with U.S. losses are recognized by our Members and not reflected in our tax expense.
COMPLIANCE
We, in the conduct of all of our activities, are committed to maintaining the core values of our Company, as well as high safety, ethical, and quality standards as also reported in our Quality Management System ("QMS"). We believe such a commitment is integral to running a sound, successful, and sustainable business. We devote significant resources to maintain a comprehensive global ethics and compliance program ("Compliance Program") which is designed to prevent, detect, and appropriately respond to any potential violations of the law, the Code of Conduct, and other Company policies and procedures.
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
Baker Hughes Holdings LLC 2021 Form 10-K | 31

•Due diligence and monitoring procedures for third parties who conduct business on our behalf, including channel partners (sales representatives, distributors, resellers), and administrative service providers.
•Due diligence procedures for acquisition activities.
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
•We have region-specific processes and procedures for management of HR related issues, including pre-hire screening of employees; a process to screen existing employees prior to promotion into select roles where they may be exposed to finance and/or corruption-related risks; and implementation of a global new hire training module which includes compliance training for all employees.
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources, and financial flexibility in order to fund the requirements of our business. Despite the challenging dynamics that began in 2020 as a result of the COVID-19 pandemic, we continue to maintain solid financial strength and liquidity. At December 31, 2021, we had cash and cash equivalents of $3.8 billion compared to $4.1 billion at December 31, 2020. Our liquidity is further supported by a revolving credit facility of $3 billion, and access to both commercial paper and uncommitted lines of credit. At December 31, 2021, we had no borrowings outstanding under the revolving credit facility, our commercial paper program or our uncommitted lines of credit. Our next debt maturity is December 2023.
We held cash and cash equivalents in the U.S. of approximately $1.6 billion and $1.0 billion and outside the U.S. of approximately $2.2 billion and $3.1 billion as of December 31, 2021 and 2020, respectively. A substantial portion of the cash held outside the U.S. at December 31, 2021 has been reinvested in active non-U.S. business operations. If we decide at a later date to repatriate those funds to the U.S., we may incur other additional taxes that would not be significant to the total tax provision.
We have a $3 billion committed unsecured revolving credit facility ("the Credit Agreement") with commercial banks maturing in December 2024. The Credit Agreement contains certain customary representations and warranties, certain customary affirmative covenants and certain customary negative covenants. Upon the occurrence of certain events of default, our obligations under the Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the Credit Agreement and other customary defaults. No such events of default have occurred. We have no borrowings under the Credit Agreement.
Baker Hughes Holdings LLC 2021 Form 10-K | 32

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
Certain Senior Notes contain covenants that restrict our ability to take certain actions. See "Note 10. Borrowings" of the Notes to Consolidated Financial Statements in this Annual Report for further details. At December 31, 2021, we were in compliance with all debt covenants.
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
During the year ended December 31, 2021, we dispersed cash to fund a variety of activities including certain working capital needs, restructuring and GE separation related costs, capital expenditures, distributions to Members, repayment of debt, and repurchases of our Units.
Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the years ended December 31:

(In millions)	2021	2020
Operating activities	$2,370	$1,301
Investing activities	(463)	(618)
Financing activities	(2,142)	225
Fiscal Year 2021 to Fiscal Year 2020
Operating Activities
Our largest source of operating cash is payments from customers, of which the largest component is collecting cash related to our sales of products and services including advance payments or progress collections for work to be performed. The primary use of operating cash is to pay our suppliers, employees, tax authorities and others for a wide range of goods and services.
Cash flows from operating activities generated cash of $2,370 million and $1,301 million for the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2021, cash generated from operating activities were primarily driven by net losses adjusted for certain noncash items (including depreciation, amortization and loss on equity securities). In addition, working capital, which includes contract and other deferred assets, generated $515 million of cash in 2021 primarily due to accounts payable, inventories and contract and other deferred assets partially offset by accounts receivable and progress collections, as we continue to make progress on improving our working capital processes. Restructuring and GE separation related payments were $175 million on a net basis in 2021 and include the proceeds from the disposal of certain facilities, which are reflected below in investing activities.
In 2020, working capital generated $212 million of cash primarily due to receivables and positive progress collections partially offset by accounts payable. Restructuring and GE separation related payments were $670 million in 2020.
Baker Hughes Holdings LLC 2021 Form 10-K | 33

Investing Activities
Cash flows from investing activities used cash of $463 million and $618 million for the years ended December 31, 2021 and 2020, respectively.
Our principal recurring investing activity is the funding of capital expenditures to ensure that we have the appropriate levels and types of machinery and equipment in place to generate revenue from operations. Expenditures for capital assets totaled $856 million and $974 million for 2021 and 2020, respectively, partially offset by cash flows from the sale of property, plant and equipment of $315 million and $187 million in 2021 and 2020, respectively. Proceeds from the disposal of assets related to equipment that was lost-in-hole, and to property, machinery and equipment no longer used in operations that was sold throughout the period.
In 2021, we contributed our subsea drilling systems business to create a joint venture and received as consideration 50% of the shares of the joint venture, cash of $70 million, and a promissory note of $80 million. In 2020, we received proceeds of $187 million primarily from the sale of our rod lift systems and our surface pressure control flow businesses.
We invested $179 million during 2021 in adding capabilities to our new energy and industrial asset management offerings through the acquisition of business interests in Augury, Ekona Power and Electrochaea, among others.
In 2021, we sold approximately 2.2 million shares of C3 AI Class A common stock and received proceeds of $145 million, which is reported as other investing activity.
Financing Activities
Cash flows from financing activities used cash of $2,142 million and generated cash of $225 million for the years ended December 31, 2021 and 2020, respectively.
We had net repayments of short-term debt of $41 million and $204 million and long-term debt of $1,313 million and $42 million in 2021 and 2020, respectively. The repayment of long-term debt in 2021 was primarily driven by the early repayment of our 2.773% Senior Notes due December 2022 ("the 2022 Notes") with a principal amount of $1,250 million. In addition, a charge of $28 million related to the early redemption was recorded within "Interest expense, net" in our consolidated statement of income (loss).
In December 2021, we received proceeds from the issuance of $650 million aggregate principal amount of 1.231% Senior Notes due December 2023 and $600 million aggregate principal amount of 2.061% Senior Notes due December 2026. In 2020, we had proceeds from the issuance of $500 million aggregate principal amount of 4.486% Senior Notes due May 2030.
We repaid $832 million (£600 million) of commercial paper in April 2021 originally issued in May 2020 ($737 million at date of issuance) under the COVID Corporate Financing Facility established by the Bank of England.
During 2021 and 2020, we made distributions of $748 million and $744 million to our Members, respectively.
On July 30, 2021, Baker Hughes' Board of Directors authorized us to repurchase up to $2 billion of our Units. During 2021, we repurchased and canceled 17.6 million Units for a total of $434 million.
Cash Requirements
We believe cash on hand, cash flows from operating activities, the available revolving credit facility, access to both our commercial paper program or our uncommitted lines of credit, and availability under our existing shelf registrations of debt will provide us with sufficient capital resources and liquidity in the short-term and long-term to manage our working capital needs, meet contractual obligations, fund capital expenditures and distributions, repay debt, repurchase our common units, and support the development of our short-term and long-term operating strategies. When necessary, we issue commercial paper or other short-term debt to fund cash needs in the U.S. in excess of the cash generated in the U.S.
Baker Hughes Holdings LLC 2021 Form 10-K | 34

Our capital expenditures can be adjusted and managed by us to match market demand and activity levels. Based on current market conditions, capital expenditures in 2022 will be made at a rate that we estimate would equal up to 5% of annual revenue. The expenditures are expected to be used primarily for normal, recurring items necessary to support our business. We also anticipate making income tax payments in the range of $525 million to $625 million in 2022.
Contractual Obligations and Commitments
Our material cash commitments from known contractual and other obligations consist primarily of obligations for long-term debt and related interest, leases for property and equipment, and purchase obligations as part of normal operations. Certain amounts included in our contractual obligations as of December 31, 2021 are based on our estimates and assumptions about these obligations, including their duration, anticipated actions by third parties and other factors.
See “Note 10. Borrowings” of the Notes to Consolidated Financial Statements in Item 8 herein for information regarding scheduled maturities of our long-term debt. See “Note 9. Leases” of the Notes to Consolidated Financial Statements in Item 8 herein for information regarding scheduled maturities of our operating leases.
As of December 31, 2021, we had expected cash payments for estimated interest on our long-term debt and finance lease obligations of $242 million payable within the next twelve months and $3,141 million payable thereafter.
As of December 31, 2021, we had purchase obligations of $1,304 million payable within the next twelve months and $397 million payable thereafter. Our purchase obligations include expenditures for capital assets for 2022 as well as agreements to purchase goods or services or licenses that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
Due to the uncertainty with respect to the timing of potential future cash outflows associated with our uncertain tax positions, we are unable to make reasonable estimates of the period of cash settlement, if any, to the respective taxing authorities. Therefore, $704 million in uncertain tax positions, including interest and penalties, have been excluded from the contractual obligations discussed above. See "Note 12. Income Taxes" of the Notes to Consolidated Financial Statements in Item 8 herein for further information.
Other factors affecting liquidity
Registration Statements: In May 2021, Baker Hughes filed a universal automatic shelf registration statement on Form S-3ASR with the SEC to have the ability to sell various types of securities including debt securities, Class A common stock, preferred stock, guarantees of debt securities, purchase contracts and units. The specific terms of any securities to be sold would be described in supplemental filings with the SEC. The registration statement will expire in May 2024.
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
Customer receivables: In line with industry practice, we may bill our customers for services provided in arrears dependent upon contractual terms. In a challenging economic environment, we may experience delays in the payment of our invoices due to customers' lower cash flow from operations or their more limited access to credit markets. While historically there have not been material non-payment events, we attempt to mitigate this risk through working with our customers to restructure their debts. A customer's failure or delay in payment could have a material adverse effect on our short-term liquidity and results from operations. As of December 31, 2021, 13% of our gross customer receivables were from customers in the U.S. and 12% were from customers in Mexico. As of December 31, 2020, 16% of our gross customer receivables were from customers in the U.S. No other country accounted for more than 10% of our gross customer receivables at these dates.
Baker Hughes Holdings LLC 2021 Form 10-K | 35

International operations: Our cash that is held outside the U.S. is 57% of the total cash balance as of December 31, 2021. We may not be able to use this cash quickly and efficiently due to exchange or cash controls that could make it challenging. As a result, our cash balance may not represent our ability to quickly and efficiently use this cash.
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
CRITICAL ACCOUNTING ESTIMATES
An accounting policy is deemed to be critical if the nature of the estimate or assumption it incorporates is subject to a material level of judgment related to matters that are highly uncertain and changes in those estimates and assumptions are reasonably likely to materially impact our consolidated financial statements. These estimates reflect our best judgment about current, and for some estimates, future, economic and market conditions and their potential effects based on information available as of the date of these financial statements. If these conditions change from those expected, it is reasonably possible that the judgments and estimates described below could change, which may result in future impairments of goodwill, or the establishment of valuation allowances on deferred tax assets and increased tax liabilities, among other effects. Also, see "Note 1. Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements in Item 8 herein, which discusses our most significant accounting policies.
The Audit Committee of Baker Hughes' Board of Directors has reviewed our critical accounting estimates and the disclosure presented below. During the past three fiscal years, we have not made any material changes in the methodology used to establish the critical accounting estimates, and we believe that the following are the critical accounting estimates used in the preparation of our consolidated financial statements for the year ended December 31, 2021. There are other items within our consolidated financial statements that require estimation and judgment but they are not deemed critical as defined above.
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
Baker Hughes Holdings LLC 2021 Form 10-K | 36

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
We regularly assess customer credit risk inherent in the carrying amounts of receivables and contract assets and estimated earnings, including the risk that contractual penalties may not be sufficient to offset our accumulated investment in the event of customer termination. We gain insight into expected future utilization and cost trends, as well as credit risk, through our knowledge of the equipment installed and the close interaction with our customers through supplying critical services and parts over extended periods. Revisions to cost or billing estimates may affect a product services agreement’s total estimated profitability resulting in an adjustment of earnings; such adjustments generated earnings of $14 million, $17 million and $(1) million for the three years ended December 31, 2021, 2020 and 2019, respectively. We provide for probable losses when they become evident.
On December 31, 2021, our long-term product service agreements, net of related billings in excess of revenues, of $0.3 billion, represent approximately 2.6% of our total estimated life of contract billings of $10.1 billion.  Cash billings collected on these contracts were approximately $0.6 billion during the years ended December 31, 2021 and 2020.  Our contracts (on average) are approximately 26% complete based on costs incurred to date and our estimate of future costs. Revisions to our estimates of future revenue or costs that increase or decrease total estimated contract profitability by 1% would increase or decrease the long-term product service agreements balance by $0.06 billion.
Goodwill and Other Identified Intangible Assets
We perform an annual impairment test of goodwill on a qualitative or quantitative basis for each of our reporting units as of July 1, or more frequently when circumstances indicate an impairment may exist at the reporting unit level. When performing the annual impairment test we have the option of first performing a qualitative assessment to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, we would then be required to perform a quantitative impairment assessment of goodwill. A quantitative assessment for the determination of impairment is made by comparing the carrying amount of each reporting unit with its fair value. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions and typically requires analysis of discounted cash flows and other market information, such as trading multiples, and comparable transactions. Cash flow analysis requires judgment regarding many factors, such as management’s projections of future cash flows, weighted-average cost of capital, and long-term growth rates. Market information requires judgmental selection of relevant market comparables. We assess the valuation methodology based upon the relevance and availability of the data at the time the valuation is performed. Our estimates are based upon assumptions believed to be reasonable but which are inherently uncertain, and actual results may differ from those assumed in our analysis. The determination of whether goodwill is impaired involves a significant level of judgment in these assumptions, and changes in our forecasts, business strategy, government regulations, or economic or market conditions could significantly impact these judgments, potentially decreasing the fair value of one or more reporting units. Any resulting impairment charges could have a material impact on our results of operations.
Income Taxes
Our effective tax rate is based on our income, statutory tax rates, and differences between tax laws and U.S. GAAP in various jurisdictions. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Our rate may be further impacted by the repatriation of foreign earnings that are considered indefinitely reinvested to the extent the repatriation would result in additional taxes such as withholding and income taxes. Indefinite reinvestment is determined by management’s judgment and intentions concerning the future operations of the Company. In cases where repatriation would otherwise incur significant withholding or income taxes, these foreign earnings have been indefinitely reinvested in active non-U.S. business
Baker Hughes Holdings LLC 2021 Form 10-K | 37

operations. Computation of the potential deferred tax liability associated with these undistributed earnings and any other basis differences is not practicable.
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
Our tax filings routinely are subject to audit by the tax authorities in the jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the tax authorities or through the courts. We have provided for the amounts we believe will ultimately result from these proceedings, but settlements of issues raised in these audits may affect our tax rate. We have $502 million of gross unrecognized tax benefits, excluding interest and penalties, at December 31, 2021. We are not able to reasonably estimate in which future periods these amounts ultimately will be settled.
Allowance for Credit Losses
The estimation of anticipated credit losses that may be incurred as we work through the invoice collection process with our customers requires us to make judgments and estimates regarding our customers' ability to pay amounts due to us. We monitor our customers' payment history and current credit worthiness to determine that collectability is reasonably assured. We also consider the overall business climate in which our customers operate. For accounts receivable, a loss allowance matrix is utilized to measure lifetime expected credit losses. The matrix contemplates historical credit losses by age of receivables, adjusted for any forward-looking information and management expectations. At December 31, 2021 and 2020, the allowance for credit losses totaled $400 million and $373 million of total gross accounts receivable, respectively. We believe that our allowance for credit losses is adequate to cover the anticipated credit losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional credit losses that may be required.
Inventory Reserves
Inventory is a significant component of current assets and is stated at the lower of cost or net realizable value. This requires us to record provisions and maintain reserves for excess, slow moving, and obsolete inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand, market conditions, production requirements, and technological developments. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential future outcomes. At December 31, 2021 and 2020, inventory reserves totaled $374 million and $421 million of gross inventory, respectively. We believe that our reserves are adequate to properly value potential excess, slow moving, and obsolete inventory under current conditions. Significant or unanticipated changes to our estimates and forecasts could impact the amount and timing of any additional provisions for excess, slow moving or obsolete inventory that may be required.
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
Baker Hughes Holdings LLC 2021 Form 10-K | 38

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
INTEREST RATE RISK
All of our long-term debt is comprised of fixed rate instruments. We are subject to interest rate risk on our debt and investment portfolio. As of December 31, 2021, we had interest rate swaps with a notional amount of $500 million that converted a portion of our $1,350 million aggregate principal amount of 3.337% fixed rate Senior Notes due 2027 into a floating rate instrument with an interest rate based on a LIBOR index as a hedge of its exposure to changes in fair value that are attributable to interest rate risk. The interest rate swaps are designated and each qualify as a fair value hedging instrument. The interest rate swaps are considered to be effective at achieving offsetting changes in the fair value of the hedged liability, and no ineffectiveness is recognized. The mark-to-market of this fair value hedge was recorded as gain or loss in interest expense and was equally offset by the gain or loss of the underlying debt instrument, which also was recorded in interest expense.
The following table sets forth our fixed rate long-term debt, excluding finance leases, and the related weighted average interest rates by expected maturity dates.

(In millions)	2022	2023	2024	2025	2026	Thereafter	Total (2)
As of December 31, 2021
Long-term debt (1)	$—	$650	$107	$—	$600	$5,106	$6,463
Weighted average interest rates	—%	1.46%	4.07%	—%	2.20%	3.84%	3.46%
(1)Fair market value of our fixed rate long-term debt, excluding finance leases, was $7.2 billion at December 31, 2021.
(2)Amounts represent the principal value of our long-term debt outstanding and related weighted average interest rates at the end of the respective period.
Baker Hughes Holdings LLC 2021 Form 10-K | 39

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
We use cash flow hedging primarily to reduce or eliminate the effects of foreign currency exchange rate changes on purchase and sale contracts. Accordingly, most derivative activity in this category consists of currency exchange contracts. We had outstanding foreign currency forward contracts with notional amounts aggregating $3.3 billion and $6.8 billion to hedge exposure to currency fluctuations in various foreign currencies at December 31, 2021 and 2020, respectively. The notional amount of these derivative instruments do not generally represent cash amounts exchanged by us and the counterparties, but rather the nominal amount upon which changes in the value of the derivatives are measured.
As of December 31, 2021, the Company estimates that a 1% appreciation or depreciation in the U.S. dollar would result in an impact of less than $10 million to our pre-tax earnings, however, the Company is generally able to mitigate its foreign exchange exposure, where there are liquid financial markets, through use of foreign currency derivative transactions. Also, see "Note 14. Financial Instruments" of the Notes to Consolidated Financial Statements in Item 8 herein, which has additional details on our strategy.
Baker Hughes Holdings LLC 2021 Form 10-K | 40

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of December 31, 2021. This conclusion is based on the recognition that there are inherent limitations in all systems of internal control. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
Houston, Texas
February 11, 2022
Baker Hughes Holdings LLC 2021 Form 10-K | 41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members
Baker Hughes Holdings LLC:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial position of Baker Hughes Holdings LLC and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), changes in members' equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 11, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue recognition on certain agreements for sales of goods manufactured to unique customer specifications
As discussed in Note 1 to the consolidated financial statements, the Company enters into agreements for sales of goods manufactured to unique customer specifications on an over time basis. Revenue from these types of contracts is recognized to the extent of progress towards completion measured by actual costs incurred relative to total expected costs. The Company provides for potential losses on these types of contracts when it is probable that a loss will be incurred.
We identified revenue recognition for certain contracts from the sales of goods manufactured to unique customer specifications as a critical audit matter. Complex auditor judgment was required in evaluating the Company's long-term estimates of the expected costs to be incurred in order to complete these contracts.
Baker Hughes Holdings LLC 2021 Form 10-K | 42

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process for sales of goods manufactured to unique customer specifications. This included controls pertaining to the Company's estimation of costs expected to be incurred to complete contracts for sales of goods manufactured to unique customer specifications. We evaluated the Company's ability to accurately estimate costs expected to be incurred to complete the contracts for sales of goods manufactured to unique customer specifications. We evaluated the estimated costs expected to be incurred to complete the goods manufactured to unique customer specifications for the contracts by:
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
–assessing the remaining estimated costs expected to be incurred by expenditure category by comparing to the actual costs incurred during the current year for the selected project; and
–investigating changes to the contract margin when compared to the prior year's estimated contract margin.

We have served as the Company’s auditor since 2017.
/s/ KPMG LLP
Houston, Texas
February 11, 2022
Baker Hughes Holdings LLC 2021 Form 10-K | 43

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Members
Baker Hughes Holdings LLC:
Opinion on Internal Control Over Financial Reporting
We have audited Baker Hughes Holdings LLC and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of December 31, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), changes in members' equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 11, 2022 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Houston, Texas
February 11, 2022
Baker Hughes Holdings LLC 2021 Form 10-K | 44

BAKER HUGHES HOLDINGS LLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
(In millions, except per unit amounts)	2021	2020	2019
Revenue:
Sales of goods	$12,248	$12,846	$13,689
Sales of services	8,254	7,859	10,149
Total revenue	20,502	20,705	23,838
Costs and expenses:
Cost of goods sold	10,458	11,383	11,798
Cost of services sold	5,995	6,123	7,608
Selling, general and administrative	2,470	2,404	2,832
Goodwill impairment	—	14,717	—
Restructuring, impairment and other	209	1,866	342
Separation related	60	134	184
Total costs and expenses	19,192	36,627	22,764
Operating income (loss)	1,310	(15,922)	1,074
Other non-operating income (loss), net	(583)	1,040	(84)
Interest expense, net	(299)	(264)	(237)
Income (loss) before income taxes	428	(15,146)	753
Provision for income taxes	(772)	(650)	(476)
Net income (loss)	(344)	(15,796)	277
Less: Net income attributable to noncontrolling interests	28	29	36
Net income (loss) attributable to Baker Hughes Holdings LLC	$(372)	$(15,825)	$241

Cash distribution per common unit	$0.72	$0.72	$0.72
See accompanying Notes to Consolidated Financial Statements
Baker Hughes Holdings LLC 2021 Form 10-K | 45

BAKER HUGHES HOLDINGS LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In millions)	2021	2020	2019
Net income (loss)	$(344)	$(15,796)	$277
Less: Net income attributable to noncontrolling interests	28	29	36
Net income (loss) attributable to Baker Hughes Holdings LLC	(372)	(15,825)	241
Other comprehensive income (loss):
Investment securities	—	(2)	2
Foreign currency translation adjustments	(305)	175	53
Cash flow hedges	(16)	(5)	12
Benefit plans	170	(124)	(75)
Other comprehensive income (loss)	(151)	44	(8)
Less: Other comprehensive loss attributable to noncontrolling interests	(2)	(3)	—
Other comprehensive income (loss) attributable to Baker Hughes Holdings LLC	(149)	47	(8)
Comprehensive income (loss)	(495)	(15,752)	269
Less: Comprehensive income attributable to noncontrolling interests	26	26	36
Comprehensive income (loss) attributable to Baker Hughes Holdings LLC	$(521)	$(15,778)	$233
See accompanying Notes to Consolidated Financial Statements
Baker Hughes Holdings LLC 2021 Form 10-K | 46

BAKER HUGHES HOLDINGS LLC
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,
(In millions)	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$3,843	$4,125
Current receivables, net	5,718	5,700
Inventories, net	3,979	4,421
All other current assets	1,582	2,280
Total current assets	15,122	16,526
Property, plant and equipment, less accumulated depreciation	4,877	5,358
Goodwill	5,721	5,739
Other intangible assets, net	4,131	4,397
Contract and other deferred assets	1,598	2,001
All other assets	3,102	2,955
Deferred income taxes	735	953
Total assets	$35,286	$37,929
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$3,745	$3,532
Short-term debt and current portion of long-term debt	40	889
Progress collections and deferred income	3,232	3,454
All other current liabilities	2,163	2,431
Total current liabilities	9,180	10,306
Long-term debt	6,687	6,744
Deferred income taxes	73	108
Liabilities for pensions and other postretirement benefits	1,110	1,217
All other liabilities	1,510	1,391
Members' Equity:
Members' capital (common units 1,026 and 1,035 issued and outstanding as of December 31, 2021 and 2020, respectively	35,589	36,512
Retained loss	(16,311)	(15,939)
Accumulated other comprehensive loss	(2,691)	(2,542)
Baker Hughes Holdings LLC equity	16,587	18,031
Noncontrolling interests	139	132
Total equity	16,726	18,163
Total liabilities and equity	$35,286	$37,929
See accompanying Notes to Consolidated Financial Statements
Baker Hughes Holdings LLC 2021 Form 10-K | 47

BAKER HUGHES HOLDINGS LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

(In millions, except per unit amounts)	Members' Capital	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance at December 31, 2018	$37,582	$(354)	$(2,462)	$110	$34,876
Comprehensive income (loss):
Net income		241		36	277
Other comprehensive loss			(8)		(8)
Regular cash distribution to Members ($0.72 per unit)	(745)				(745)
Repurchase and cancellation of common units	(250)				(250)
Baker Hughes stock-based compensation cost	187				187
Other	224	3	(119)	(31)	77
Balance at December 31, 2019	36,998	(110)	(2,589)	115	34,414
Comprehensive income (loss):
Net loss		(15,825)		29	(15,796)
Other comprehensive income (loss)			47	(3)	44
Regular cash distribution to Members ($0.72 per unit)	(744)				(744)
Baker Hughes stock-based compensation cost	210				210
Other	48	(4)		(9)	35
Balance at December 31, 2020	36,512	(15,939)	(2,542)	132	18,163
Comprehensive income (loss):
Net loss		(372)		28	(344)
Other comprehensive loss			(149)	(2)	(151)
Regular cash distribution to Members ($0.72 per unit)	(748)				(748)
Repurchase and cancellation of common units	(434)				(434)
Baker Hughes stock-based compensation cost	205				205
Other	54			(19)	35
Balance at December 31, 2021	$35,589	$(16,311)	$(2,691)	$139	$16,726
See accompanying Notes to Consolidated Financial Statements
Baker Hughes Holdings LLC 2021 Form 10-K | 48

BAKER HUGHES HOLDINGS LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(344)	$(15,796)	$277
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	1,105	1,317	1,418
Loss (gain) on equity securities	845	(1,417)	—
Provision for deferred income taxes	157	143	51
Property, plant and equipment impairment	7	461	107
Goodwill impairment	—	14,717	—
Intangible assets impairment	—	729	—
Loss on business dispositions	—	353	138
Inventory impairment	—	246	—
Changes in operating assets and liabilities:
Current receivables	(91)	676	(521)
Inventories	170	(80)	(200)
Accounts payable	246	(711)	261
Progress collections and deferred income	(72)	396	1,147
Contract and other deferred assets	262	(69)	(60)
Other operating items, net	85	336	(450)
Net cash flows from operating activities	2,370	1,301	2,168

Cash flows from investing activities:
Expenditures for capital assets	(856)	(974)	(1,240)
Proceeds from disposal of assets	315	187	264
Proceeds from business dispositions	70	187	77
Net cash paid for business interests	(179)	(26)	(176)
Other investing items, net	187	8	30
Net cash flows used in investing activities	(463)	(618)	(1,045)

Cash flows from financing activities:
Net repayments of short-term debt	(41)	(204)	(542)
Proceeds from the issuance of long-term debt	1,250	500	525
Proceeds from (repayment of) commercial paper	(832)	737	—
Repayments of long-term debt	(1,313)	(42)	(570)
Distributions to Members	(748)	(744)	(745)
Repurchase of common units	(434)	—	(250)
Other financing items, net	(24)	(22)	48
Net cash flows from (used in) financing activities	(2,142)	225	(1,534)
Effect of currency exchange rate changes on cash and cash equivalents	(47)	(28)	(21)
Increase (decrease) in cash and cash equivalents	(282)	880	(432)
Cash and cash equivalents, beginning of period	4,125	3,245	3,677
Cash and cash equivalents, end of period	$3,843	$4,125	$3,245
See "Note 20. Supplementary Information" for additional cash flow disclosures
See accompanying Notes to Consolidated Financial Statements
Baker Hughes Holdings LLC 2021 Form 10-K | 49

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF THE BUSINESS
Baker Hughes Holdings LLC, a Delaware limited liability company ("the Company", "BHH LLC", "we", "us", or "our") and the successor to Baker Hughes Incorporated ("BHI"), is an energy technology company with a diversified portfolio of technologies and services that span the energy and industrial value chain. As of December 31, 2021, General Electric ("GE") owns 11.4% of our common units and Baker Hughes Company ("Baker Hughes") owns directly or indirectly 88.6% of our common units (collectively, "the Members").
BASIS OF PRESENTATION
The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S." and such principles, "U.S. GAAP") and pursuant to the rules and regulations of the SEC for annual financial information. The consolidated financial statements include the accounts of Baker Hughes and all of its subsidiaries and affiliates which it controls or variable interest entities for which we have determined that we are the primary beneficiary. All intercompany accounts and transactions have been eliminated.
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
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of any contingent assets or liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and judgments on historical experience and on various other assumptions and information that we believe to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty, and accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. While we believe that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates. Estimates are used for, but are not limited to, determining the following: allowance for credit losses and inventory valuation reserves; recoverability of long-lived assets, including revenue recognition on long-term contracts; valuation of goodwill; useful lives used in depreciation and amortization; income taxes and related valuation allowances; accruals for contingencies; actuarial assumptions to determine costs and liabilities related to employee benefit plans; stock-based compensation expense; valuation of derivatives; and the fair value of assets acquired and liabilities assumed in acquisitions.
Foreign Currency
Assets and liabilities of non-U.S. operations with a functional currency other than the U.S. dollar have been translated into U.S. dollars using our period end exchange rates, and revenue, expenses, and cash flows have been translated at average rates for the respective periods. Any resulting translation gains and losses are included in other comprehensive income (loss).
Gains and losses from foreign currency transactions, such as those resulting from the settlement of receivables or payables in the non-functional currency and those resulting from remeasurements of monetary items of non-U.S. operations where the functional currency is the U.S. dollar, are included in the consolidated statements of income (loss).
Baker Hughes Holdings LLC 2021 Form 10-K | 50

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
Baker Hughes Holdings LLC 2021 Form 10-K | 51

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
Research and Development
Research and development costs are expensed as incurred and relate to the research and development of new products and services. These costs amounted to $492 million, $595 million and $687 million for the years ended December 31, 2021, 2020 and 2019, respectively. Research and development expenses were reported in cost of goods sold and cost of services sold.
Separation Related
Separation related costs relate to the ongoing activities for the separation from GE including costs for the build-out of certain information technology infrastructures as a result of the separation.
Cash and Cash Equivalents
Short-term investments with original maturities of three months or less are included in cash equivalents unless designated as available-for-sale and classified as investment securities.
As of December 31, 2021 and 2020, we had $601 million and $687 million, respectively, of cash held in bank accounts that cannot be released, transferred or otherwise converted into a currency that is regularly transacted internationally, due to lack of market liquidity, capital controls or similar monetary or exchange limitations limiting the flow of capital out of the jurisdiction. These funds are available to fund operations and growth in these jurisdictions and we do not currently anticipate a need to transfer these funds to the U.S.
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
Inventories
All inventories are stated at the lower of cost or net realizable values and they are measured on a first-in, first-out ("FIFO") basis or average cost basis. As necessary, we record provisions and maintain reserves for excess, slow moving and obsolete inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand, market conditions, production requirements and technological developments.
Baker Hughes Holdings LLC 2021 Form 10-K | 52

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
Property, Plant and Equipment ("PP&E")
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
Baker Hughes Holdings LLC 2021 Form 10-K | 53

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
Baker Hughes Holdings LLC 2021 Form 10-K | 54

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
Associated companies are entities in which we do not have a controlling financial interest, but over which we have significant influence, most often because we hold a voting interest of 20% to 50%. Associated companies are accounted for as equity method investments. The results of associated companies are presented in the consolidated statements of income (loss) as follows: (i) if the associated company is integral to our operations, their results are included in "Selling, general and administrative," and (ii) if the associated company is not integral to our operations, their results are included in "Other non-operating income (loss), net." Investments in, and advances to, associated companies are presented on a one-line basis in the caption "All other assets" in our consolidated statement of financial position.
Income Taxes
We are treated as a partnership for U.S. federal income tax purposes. As such, except for certain U.S. corporations owned by the Company, we are not subject to U.S. federal income tax under current U.S. tax laws.
Our Members will each be required to take into account for U.S. federal income tax purposes their distributive share of our items of income, gain, loss and deduction, which generally will include the U.S. operations of BHH LLC and its subsidiaries. Our Members will each be taxed on their distributive share of income and gain, whether or not a corresponding amount of cash or other property is distributed to them. For assets held indirectly by us through subsidiaries, including both foreign and U.S., the taxes attributable to those subsidiaries will be reflected in our consolidated financial statements.
We account for taxes under the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial statement and tax return bases of assets and liabilities based on enacted tax rates expected to be in effect when taxes are actually paid or recovered, as well as for net operating losses and tax credit carryforwards. The effect of a change in tax laws or rates on deferred tax assets
Baker Hughes Holdings LLC 2021 Form 10-K | 55

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
and liabilities is recognized in income in the period in which such change is enacted. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not, and a valuation allowance is established for any portion of a deferred tax asset that management believes is not more likely than not to be realized.
Indefinite reinvestment is determined by management’s judgment and intentions concerning the future operations of the Company. In cases where repatriation would incur significant withholding or income taxes, these foreign earnings have been indefinitely reinvested in the Company’s active non-U.S. business operations. Computation of the potential deferred tax liability associated with these undistributed earnings and any other basis difference is not practicable.
Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. Our tax filings are subject to audit by the tax authorities in the jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the tax authorities or through the courts. We have provided for the amounts that we believe will ultimately result from these proceedings. We recognize uncertain tax positions that are “more likely than not” to be sustained if the relevant tax authority were to audit the position with full knowledge of all the relevant facts and other information. For those tax positions that meet this threshold, we measure the amount of tax benefit based on the largest amount of tax benefit that has a greater than 50% chance of being realized in a final settlement with the relevant authority. We classify interest and penalties associated with uncertain tax positions as income tax expense. The effects of tax adjustments and settlements from taxing authorities are presented in financial statements in the period they are finalized.
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
NOTE 2. REVENUE RELATED TO CONTRACTS WITH CUSTOMERS
DISAGGREGATED REVENUE
We disaggregate our revenue from contracts with customers by primary geographic markets.

Total Revenue	2021	2020	2019
U.S.	$4,497	$4,638	$6,188
Non-U.S.	16,005	16,067	17,650
Total	$20,502	$20,705	$23,838
Baker Hughes Holdings LLC 2021 Form 10-K | 56

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
REMAINING PERFORMANCE OBLIGATIONS
As of December 31, 2021 and 2020, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $23.6 billion and $23.4 billion, respectively. As of December 31, 2021, we expect to recognize revenue of approximately 53%, 68% and 89% of the total remaining performance obligations within 2, 5, and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.
NOTE 3. CURRENT RECEIVABLES
Current receivables are comprised of the following at December 31:

	2021	2020
Customer receivables	$4,724	$4,676
Related parties	548	507
Other	846	890
Total current receivables	6,118	6,073
Less: Allowance for credit losses	(400)	(373)
Total current receivables, net	$5,718	$5,700
Customer receivables are recorded at the invoiced amount. Related parties consists primarily of amounts owed to us by GE. The "Other" category consists primarily of indirect taxes, advance payments to suppliers, other tax receivables and customer retentions.
NOTE 4. INVENTORIES
Inventories, net of reserves of $374 million and $421 million in 2021 and 2020, respectively, are comprised of the following at December 31:

	2021	2020
Finished goods	$2,228	$2,337
Work in process and raw materials	1,751	2,084
Total inventories, net	$3,979	$4,421
There were no inventory impairments during 2021. For the year ended December 31, 2020, we recorded inventory impairments of $246 million. Inventory impairments in 2020 are predominantly in our Oilfield Services segment as a result of certain restructuring activities initiated by the Company. Charges for inventory impairments are predominantly reported in the "Cost of goods sold" caption of the consolidated statements of income (loss).
Baker Hughes Holdings LLC 2021 Form 10-K | 57

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
NOTE 5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are comprised of the following at December 31:

	Useful Life	2021	2020
Land and improvements (1)	8 - 20 years (1)	$350	$404
Buildings, structures and related equipment	5 - 40 years	2,271	2,618
Machinery, equipment and other	2 - 20 years	7,259	7,451
Total cost		9,880	10,473
Less: Accumulated depreciation		(5,003)	(5,115)
Property, plant and equipment, less accumulated depreciation		$4,877	$5,358
(1)Useful life excludes land.
Depreciation expense relating to property, plant and equipment was $852 million, $1,009 million and $1,053 million for the years ended December 31, 2021, 2020 and 2019, respectively. See "Note 18. Restructuring, Impairment and Other" for additional information on property, plant and equipment impairments.
NOTE 6. GOODWILL AND INTANGIBLE ASSETS
GOODWILL
The changes in the carrying value of goodwill are detailed below by segment:

	Oilfield Services	Oilfield Equipment	Turbo-machinery & Process Solutions	Digital Solutions	Total
Balance at December 31, 2019, gross	$15,382	$4,186	$2,171	$2,411	$24,150
Accumulated impairment at December 31, 2019	(2,633)	(867)	—	(254)	(3,754)
Balance at December 31, 2019	12,749	3,319	2,171	2,157	20,396
Impairment	(11,428)	(3,289)	—	—	(14,717)
Currency exchange and others	(20)	(24)	63	41	60
Balance at December 31, 2020	1,301	6	2,234	2,198	5,739
Currency exchange and others	10	(3)	(62)	37	(18)
Balance at December 31, 2021	$1,311	$3	$2,172	$2,235	$5,721
We perform our annual goodwill impairment test for each of our reporting units as of July 1 of each fiscal year, in conjunction with our annual strategic planning process. Our reporting units are the same as our four reportable segments. We also test goodwill for impairment whenever events or circumstances occur which, in our judgment, could more likely than not reduce the fair value of one or more reporting units below its carrying value. Potential impairment indicators include, but are not limited to, (i) the results of our most recent annual or interim impairment testing, in particular the magnitude of the excess of fair value over carrying value observed, (ii) downward revisions to internal forecasts, and the magnitude thereof, if any, and (iii) declines in Baker Hughes' market capitalization below its book value, and the magnitude and duration of those declines, if any.
During the third quarter of 2021, we completed our annual impairment test as of July 1 and determined that the fair value was substantially in excess of the carrying value for each reporting unit resulting in no goodwill impairment. Between our annual test date of July 1, 2021 and December 31, 2021, we did not identify any indicators that would lead to a determination that it is more likely than not the fair value of any reporting unit is less than its carrying value. There can be no assurances that future sustained declines in macroeconomic or business conditions affecting our industry will not occur, which could result in goodwill impairment charges in future periods.
Baker Hughes Holdings LLC 2021 Form 10-K | 58

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
During the first quarter of 2020, Baker Hughes' market capitalization declined significantly. Baker Hughes' closing stock price fell to a historic low of $9.33 on March 23, 2020. Over the same period, the equity value of our peer group companies and the overall U.S. stock market also declined significantly amid market volatility. In addition, the Oilfield Services Index ("OSX"), an indicator of investors’ view of the earnings prospects and cost of capital of the oil and gas services industry, traded at prices that were the lowest in its history. These declines were driven by the uncertainty surrounding the outbreak of the coronavirus ("COVID-19") and other macroeconomic events such as the geopolitical tensions between the Organization of Petroleum Exporting Countries ("OPEC") and Russia, which also resulted in a significant drop in oil prices. Based on these factors, we concluded that a triggering event occurred and, accordingly, an interim quantitative impairment test was performed as of March 31, 2020. Based upon the results of our interim quantitative impairment test, we concluded that the carrying value of the Oilfield Services and Oilfield Equipment reporting units exceeded their estimated fair value as of March 31, 2020, which resulted in goodwill impairment charges of $11,428 million and $3,289 million, respectively. The goodwill impairment was calculated as the amount that the carrying value of the reporting unit, including any goodwill, exceeded its fair value.
OTHER INTANGIBLE ASSETS
Intangible assets are comprised of the following at December 31:

	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,922	$(752)	$1,170	$2,261	$(916)	$1,345
Technology	1,090	(747)	343	1,127	(696)	$431
Trade names and trademarks	292	(169)	123	326	(181)	145
Capitalized software	1,311	(1,057)	254	1,294	(1,041)	253
Finite-lived intangible assets (1)	4,615	(2,725)	1,890	5,008	(2,834)	2,174
Indefinite-lived intangible assets	2,241	—	2,241	2,223	—	2,223
Total intangible assets	$6,856	$(2,725)	$4,131	$7,231	$(2,834)	$4,397
(1)For the year ended December 31, 2020, we recorded intangible asset impairments to customer relationships of $481 million, technology of $8 million, and trade names and trademarks of $237 million. See "Note 18. Restructuring, Impairment and Other" for further discussion.
Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from 1 to 35 years. Amortization expense was $253 million, $308 million and $365 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Estimated amortization expense for each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
2022	$216
2023	204
2024	187
2025	142
2026	95
Baker Hughes Holdings LLC 2021 Form 10-K | 59

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

	2021	2020
Long-term product service agreements	$589	$660
Long-term equipment contracts (1)	825	1,160
Contract assets (total revenue in excess of billings)	1,414	1,820
Deferred inventory costs	156	138
Non-recurring engineering costs	28	43
Contract and other deferred assets	$1,598	$2,001
(1)Reflects revenue earned in excess of billings on our long-term contracts to construct technically complex equipment and certain other service agreements.
Revenue recognized during the year ended December 31, 2021 and 2020 from performance obligations satisfied (or partially satisfied) in previous years related to our long-term service agreements was $14 million and $17 million, respectively. This includes revenue recognized from revisions to cost or billing estimates that may affect a contract’s total estimated profitability resulting in an adjustment of earnings.
NOTE 8. PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract liabilities include progress collections, which reflects billings in excess of revenue, and deferred income on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements. Contract liabilities are comprised of the following at December 31:

	2021	2020
Progress collections	$3,108	$3,352
Deferred income	124	102
Progress collections and deferred income (contract liabilities)	$3,232	$3,454
Revenue recognized during the year ended December 31, 2021 and 2020 that was included in the contract liabilities at the beginning of the year was $2,398 million and $1,962 million, respectively.
Baker Hughes Holdings LLC 2021 Form 10-K | 60

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
NOTE 9. LEASES
Our leasing activities primarily consist of operating leases for administrative offices, manufacturing facilities, research centers, service centers, sales offices and certain equipment.
The following table presents operating lease expense:

Operating Lease Expense	2021	2020	2019
Long-term fixed lease	$255	$288	$233
Long-term variable lease	32	25	48
Short-term lease (1)	440	477	706
Total operating lease expense	$727	$790	$987
(1)Leases with a term of one year or less, including leases with a term of one month or less.
Cash flows used in operating activities for operating leases approximates our expense for the years ended December 31, 2021, 2020 and 2019.
As of December 31, 2021, maturities of our operating lease liabilities are as follows:

Year	Operating Leases
2022	$216
2023	156
2024	117
2025	94
2026	81
Thereafter	315
Total lease payments	979
Less: imputed interest	159
Total	$820
Amounts recognized in the consolidated statement of financial position for operating leases are as follows:

	2021	2020
All other current liabilities	$196	$218
All other liabilities	624	591
Total	$820	$809
Right-of-use assets of $822 million and $802 million as of December 31, 2021 and 2020, respectively, were included in "All other assets" in our consolidated statements of financial position. The weighted-average remaining lease term for our operating leases was approximately 9 years and 8 years for the years ended December 31, 2021 and 2020, respectively. The weighted-average discount rate used to determine the operating lease liability as of December 31, 2021 and 2020 was 3.3% and 3.7%, respectively.
Baker Hughes Holdings LLC 2021 Form 10-K | 61

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
NOTE 10. BORROWINGS
Short-term and long-term borrowings are comprised of the following at December 31:

	2021		2020
	Amount	Effective Interest Rate (1)	Amount	Effective Interest Rate (1)
Short-term borrowings
Commercial paper	$—	n/a	$801	0.5%
Short-term borrowings from GE	—	n/a	45	n/a
Other borrowings	40	4.5%	43	4.2%
Total short-term borrowings	40		889

Long-term borrowings
2.773% Senior Notes due December 2022	—	—%	1,247	2.9%
1.231% Senior Notes due December 2023	647	1.5%	—	—
8.55% Debentures due June 2024 (2)	118	4.1%	123	4.1%
2.061% Senior Notes due December 2026	597	2.2%	—	—
3.337% Senior Notes due December 2027	1,335	3.2%	1,344	3.4%
6.875% Notes due January 2029 (2)	279	4.0%	284	3.9%
3.138% Senior Notes due November 2029	522	3.2%	522	3.2%
4.486% Senior Notes due May 2030	497	4.6%	497	4.6%
5.125% Senior Notes due September 2040 (2)	1,292	4.2%	1,297	4.2%
4.080% Senior Notes due December 2047	1,337	4.1%	1,337	4.1%
Other long-term borrowings	63	2.9%	93	3.0%
Total long-term borrowings	6,687		6,744
Total borrowings	$6,727		$7,633
(1)Effective interest rate is based on the carrying value including issuance costs and step-up adjustments, as applicable, recorded for certain Senior Notes and Debentures assumed in connection with the acquisition of BHI.
(2)Represents long-term fixed rate debt obligations assumed in connection with the acquisition of BHI.
In December 2021, BHH LLC issued $1,250 million aggregate principal amount of Senior Notes, consisting of $650 million aggregate principal amount of 1.231% Senior Notes due December 2023 and $600 million aggregate principal amount of 2.061% Senior Notes due December 2026 (collectively, "the Notes"). BHH LLC will pay interest on each series of Notes semi-annually on June 15 and December 15 of each year, beginning on June 15, 2022. These Notes are presented net of issuance costs in our consolidated statements of financial position.
On December 9, 2021, BHH LLC issued a notice to redeem the entire principal amount outstanding of its 2.773% Senior Notes due December 2022 ("the 2022 Notes") using the proceeds from the offering of the Notes. As a result, as of December 31, 2021, we incurred a $28 million charge related to the early redemption, which was recorded within "Interest expense, net" in our consolidated statement of income (loss). On January 10, 2022, the 2022 Notes were redeemed using funds irrevocably deposited in trust with the trustee on December 16, 2021.
In May 2020, BHH LLC issued $500 million aggregate principal amount of 4.486% Senior Notes due May 2030. BHH LLC pays interest on these Senior Notes semi-annually on May 15 and November 15 of each year, which began on November 15, 2020. These Senior Notes are presented net of issuance costs in our consolidated statements of financial position.
Baker Hughes Holdings LLC 2021 Form 10-K | 62

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
The estimated fair value of total borrowings at December 31, 2021 and 2020 was $7,328 million and $8,502 million, respectively. For a majority of our borrowings the fair value was determined using quoted period-end market prices. Where market prices are not available, we estimate fair values based on valuation methodologies using current market interest rate data adjusted for our non-performance risk.
Maturities of debt for each of the five years in the period ending December 31, 2026, and in the aggregate thereafter, are listed in the table below:

	2022	2023	2024	2025	2026	Thereafter
Total debt	$40	$649	$151	$14	$597	$5,276
BHH LLC has a $3 billion committed unsecured revolving credit facility ("the Credit Agreement") with commercial banks maturing in December 2024. The Credit Agreement contains certain customary representations and warranties, certain customary affirmative covenants and certain customary negative covenants. Upon the occurrence of certain events of default, BHH LLC's obligations under the Credit Agreement may be accelerated. Such events of default include payment defaults to lenders under the Credit Agreement and other customary defaults. No such events of default have occurred. During 2021 and 2020, there were no borrowings under the Credit Agreement.
We have a commercial paper program under which we may issue from time to time commercial paper with maturities of no more than 397 days. As a result of the repayment of our commercial paper that matured on April 30, 2021, our authorized commercial paper program was reduced from $3.8 billion to $3 billion.
Baker Hughes Co-Obligor, Inc. is a co-obligor, jointly and severally with BHH LLC on our long-term debt securities. This co-obligor is a 100%-owned finance subsidiary of BHH LLC that was incorporated for the sole purpose of serving as a corporate co-obligor of long-term debt securities and has no assets or operations other than those related to its sole purpose. As of December 31, 2021, Baker Hughes Co-Obligor, Inc. is a co-obligor of our long-term debt securities totaling $6,624 million.
Certain Senior Notes contain covenants that restrict BHH LLC's ability to take certain actions, including, but not limited to, the creation of certain liens securing debt, the entry into certain sale-leaseback transactions and engaging in certain merger, consolidation and asset sale transactions in excess of specified limits. At December 31, 2021, we were in compliance with all debt covenants.
See "Note 16. Related Party Transactions" for additional information on the short-term borrowings with GE.
NOTE 11. EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT PLANS
Certain of our employees are covered by company sponsored pension plans. Our primary pension plans in 2021 included four U.S. plans and seven non-U.S. pension plans, primarily in the UK, Germany, and Canada, all with pension assets or obligations greater than $20 million. We use a December 31 measurement date for these plans. These defined benefit plans generally provide benefits to employees based on formulas recognizing length of service and earnings; however, the majority of these plans are either frozen or closed to new entrants. We also provide certain postretirement health care benefits, through unfunded plans, to a closed group of U.S. employees who retire and meet certain age and service requirements. The accumulated postretirement benefit obligation related to these plans was $50 million and $62 million at December 31, 2021 and 2020, respectively.
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
Baker Hughes Holdings LLC 2021 Form 10-K | 63

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
service to date at present compensation levels. The ABO differs from the PBO in that the ABO does not include any assumptions about future compensation levels.
Below is the reconciliation of the beginning and ending balances of benefit obligations, fair value of plan assets and the funded status of our pension plans.

	Pension Benefits
	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$3,806	$3,451
Service cost	27	27
Interest cost	64	77
Actuarial (gain) loss (1)	(154)	393
Benefits paid	(111)	(101)
Curtailments	(9)	(3)
Settlements	(33)	(79)
Other	2	1
Foreign currency translation adjustments	(42)	40
Benefit obligation at end of year	3,550	3,806

Change in plan assets:
Fair value of plan assets at beginning of year	3,202	3,004
Actual return on plan assets	83	347
Employer contributions	28	20
Benefits paid	(111)	(101)
Settlements	(33)	(79)
Foreign currency translation adjustments	(22)	11
Fair value of plan assets at end of year	3,147	3,202

Funded status - underfunded at end of year	$(403)	$(604)

Accumulated benefit obligation	$3,497	$3,755
(1)The actuarial (gain) loss was primarily related to a change in the discount rate used to measure the benefit obligation for our plans in 2021 and 2020.
The amounts recognized in the consolidated statements of financial position consist of the following at December 31:

	Pension Benefits
	2021	2020
Noncurrent assets	$109	$14
Current liabilities	(17)	(18)
Noncurrent liabilities	(495)	(600)
Net amount recognized	$(403)	$(604)
Baker Hughes Holdings LLC 2021 Form 10-K | 64

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
Information for the plans with ABOs and PBOs in excess of plan assets is as follows at December 31:

	Pension Benefits
	2021	2020
Projected benefit obligation	$1,476	$3,390
Accumulated benefit obligation	$1,423	$3,340
Fair value of plan assets	$964	$2,772
We have a U.S. non-qualified supplemental pension plan (“BH SPP”) for certain employees which are included in the benefit obligations and funded status in the tables above. In order to meet a portion of our obligations of the BH SPP, we have established a trust comprised primarily of mutual fund assets. The value of these assets were $45 million and $44 million as of December 31, 2021 and 2020, respectively. These assets are not included as plan assets or in the funded status amounts in the tables above and below.
Net Periodic Cost
The components of net periodic cost are as follows:

	Pension Benefits
	2021	2020	2019
Service cost	$27	$27	$21
Interest cost	64	77	90
Expected return on plan assets	(130)	(121)	(122)
Amortization of prior service credit	1	1	1
Amortization of net actuarial loss	40	34	17
Curtailment / settlement loss	2	10	9
Net periodic cost	$4	$28	$16
The service cost component of the net periodic cost is included in "operating income (loss)" and all other components are included in "Other non-operating income (loss), net" caption of the consolidated statements of income (loss).
Assumptions Used in Benefit Calculations
Accounting requirements necessitate the use of assumptions to reflect the uncertainties and the length of time over which the pension obligations will be paid. The actual amount of future benefit payments will depend upon when participants retire, the amount of their benefit at retirement and how long they live. To reflect the obligation in today’s dollars, we discount the future payments using a rate that matches the time frame over which the payments are expected to be made. We also need to assume a long-term rate of return that will be earned on investments used to fund these payments.
Another assumption used is the interest crediting rate for our U.S. qualified cash balance plan. Under the provisions of this pension plan, a hypothetical cash balance account has been established for each participant. Such accounts receive quarterly interest credits based on a prescribed formula.
Weighted average assumptions used to determine benefit obligations for these plans are as follows:

	Pension Benefits
	2021	2020
Discount rate	2.15%	1.66%
Rate of compensation increase	3.21%	3.25%
Interest crediting rate	2.60%	2.60%
Baker Hughes Holdings LLC 2021 Form 10-K | 65

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
Weighted average assumptions used to determine net periodic cost for these plans are as follows:

	Pension Benefits
	2021	2020	2019
Discount rate	1.66%	2.34%	3.43%
Expected long-term return on plan assets	4.07%	4.20%	5.48%
Interest crediting rate	2.60%	2.60%	3.15%
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
Accumulated Other Comprehensive Loss
The amount recorded before-tax in accumulated other comprehensive loss related to our pension plans consists of the following at December 31:

	Pension Benefits
	2021	2020
Net actuarial loss	$365	$527
Net prior service cost	17	18
Total	$382	$545
Plan Assets
We have investment committees that meet regularly to review portfolio returns and to determine asset-mix targets based on asset/liability studies. Third-party investment consultants assist these committees in developing asset allocation strategies to determine our expected rates of return and expected risk for various investment portfolios. The investment committees considered these strategies in the formal establishment of the current asset-mix targets based on the projected risk and return levels for all major asset classes.
Baker Hughes Holdings LLC 2021 Form 10-K | 66

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
The table below presents the fair value of the pension assets at December 31:

	2021	2020
Debt securities
Fixed income and cash investment funds	$1,890	$1,807
Equity securities
Global equity securities (1)	250	346
U.S. equity securities (1)	222	299
Insurance contracts	112	120
Real estate	59	85
Private equities	48	52
Other investments (2)	566	493
Total plan assets	$3,147	$3,202
(1)Include direct investments and investment funds.
(2)Consists primarily of asset allocation fund investments.
Plan assets valued using Net Asset Value ("NAV") as a practical expedient amounted to $3,028 million and $3,072 million as of December 31, 2021 and 2020, respectively. The percentages of plan assets valued using NAV by investment fund type for equity securities, fixed income and cash, and alternative investments were 16%, 62%, and 22% as of December 31, 2021, respectively, and 21%, 59%, and 20% as of December 31, 2020, respectively. Those investments that were measured at fair value using NAV as a practical expedient were excluded from the fair value hierarchy. The practical expedient was not applied for investments with a fair value of $119 million and $130 million as of December 31, 2021 and 2020, respectively. There were investments classified within Level 3 of $112 million and $120 million for non U.S. insurance contracts as of December 31, 2021 and 2020, respectively.
Funding Policy
The funding policy for our Pension Benefits is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as we may determine to be appropriate. In 2021, we contributed approximately $28 million. We anticipate we will contribute between approximately $30 million to $35 million to our pension plans in 2022.
The following table presents the expected benefit payments for Pension Benefits over the next 10 years. For company sponsored pension plans, the benefit payments are made by the respective pension trust funds.

Year	Pension Benefits
2022	$161
2023	132
2024	135
2025	137
2026	142
2027-2031	744
DEFINED CONTRIBUTION PLANS
Our primary defined contribution plan during 2021 was the Company-sponsored U.S. 401(k) plan ("401(k) Plan").  The 401(k) Plan allows eligible employees to contribute portions of their eligible compensation to an investment trust.  The Company matches employee contributions at the rate of $1.00 per $1.00 employee contribution for the first 5% of the employee's eligible compensation, and such contributions vest immediately. In addition, we make cash contributions for all eligible employees of 4% of their eligible compensation and such
Baker Hughes Holdings LLC 2021 Form 10-K | 67

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
contributions are fully vested after three years of employment.  The 401(k) Plan provides several investment options, for which the employee has sole investment discretion; however, the 401(k) Plan does not offer Baker Hughes' common stock as an investment option.  Our costs for the 401(k) Plan and several other U.S. and non-U.S. defined contribution plans amounted to $194 million and $236 million, in 2021 and 2020, respectively.
We have two non-qualified defined contribution plans that are invested through trusts.  The assets and corresponding liabilities were $322 million and $314 million at December 31, 2021 and 2020, respectively, and are included in the captions "All other assets" and "Liabilities for pensions and other postretirement benefits," respectively, in our consolidated statements of financial position.
NOTE 12. INCOME TAXES
The provision for income taxes is comprised of the following:

	2021	2020	2019
Current:
U.S.	$1	$49	$(18)
Foreign	614	458	443
Total current	615	507	425
Deferred:
U.S.	—	(6)	(12)
Foreign	157	149	63
Total deferred	157	143	51
Provision for income taxes	$772	$650	$476
The geographic sources of income (loss) before income taxes are as follows:

	2021	2020	2019
U.S.	$(724)	$(14,232)	$(693)
Foreign	1,152	(914)	1,446
Income (loss) before income taxes	$428	$(15,146)	$753
The provision for income taxes differs from the amount computed by applying the U.S. statutory income tax rate to the loss or income before income taxes for the reasons set forth below for the years ended December 31:

	2021	2020	2019
Income (loss) before income taxes	$428	$(15,146)	$753

Taxes at the U.S. federal statutory income tax rate	90	(3,181)	158
Impact of goodwill impairment	—	3,090	—
Effect of foreign operations	216	148	84
Tax expense (benefit) due to unrecognized tax benefits (1)	201	35	(24)
Tax impact of partnership structure	159	38	124
Change in valuation allowances	47	423	135
CARES Act	—	—	—
Other - net	59	97	(1)
Provision for income taxes	$772	$650	$476
Actual income tax rate	180.4%	(4.3)%	63.2%
(1)For December 31, 2021, $119 million of this amount is indemnified under the Tax Matters Agreement with GE.
Baker Hughes Holdings LLC 2021 Form 10-K | 68

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards.
The tax effects of our temporary differences and carryforwards are as follows at December 31:

	2021	2020
Deferred tax assets:
Operating loss carryforwards	$2,052	$2,006
Tax credit carryforwards	419	437
Property	156	127
Employee benefits	116	138
Goodwill and other intangibles	97	143
Receivables	72	53
Inventory	61	51
Other	125	233
Total deferred income tax asset	3,098	3,188
Valuation allowances	(2,432)	(2,342)
Total deferred income tax asset after valuation allowance	666	846
Deferred tax liabilities:
Other	(4)	(1)
Total deferred income tax liability	(4)	(1)
Net deferred tax asset	$662	$845
At December 31, 2021, we had approximately $419 million of non-U.S. tax credits which may be carried forward indefinitely under applicable foreign law. Additionally, we had $2,052 million of net operating loss carryforwards ("NOLs"), of which approximately $321 million will expire within five years, $479 million will expire between 6 years and 20 years, and the remainder can be carried forward indefinitely.
We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. At December 31, 2021, $2,432 million of valuation allowances are recorded against various deferred tax assets, including foreign NOLs of $1,687 million, U.S. NOLs of $17 million, non-U.S. tax credit carryforwards of $416 million, and certain other U.S. and foreign deferred tax assets of $312 million. There are $348 million of deferred tax assets related primarily to foreign NOLs without a valuation allowance as we expect that the deferred tax assets will be realized within the carryforward period.
Indefinite reinvestment is determined by management’s intentions concerning the future operations of the Company. In cases where repatriation would otherwise incur significant withholding or income taxes, these earnings have been indefinitely reinvested in the Company's active non-U.S. business operations. As of December 31, 2021, the cumulative amount of undistributed foreign earnings is approximately $4.4 billion. Computation of the potential deferred tax liability associated with these undistributed earnings and any other basis differences is not practicable.
At December 31, 2021, we had $502 million of tax liabilities for total gross unrecognized tax benefits related to uncertain tax positions. In addition to these uncertain tax positions, we had $153 million and $49 million related to interest and penalties, respectively, for total liabilities of $704 million for uncertain positions. If we were to prevail on all uncertain positions, the net effect would result in an income tax benefit of approximately $646 million. The remaining $58 million is comprised of $34 million for deferred tax assets that represent tax benefits that would be received in different taxing jurisdictions or in a different character and $24 million increased valuation allowances. As of December 31, 2021 and 2020, the Company had $170 million and $53 million, respectively, of current
Baker Hughes Holdings LLC 2021 Form 10-K | 69

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
receivables related to uncertain tax positions, including interest and penalties of $87 million and $25 million, respectively, that are indemnified pursuant to the Tax Matters Agreement with GE.
The following table presents the changes in our gross unrecognized tax benefits included in the consolidated statements of financial position.

Asset / (Liability)	2021	2020
Balance at beginning of year	$(454)	$(451)
Additions for tax positions of the current year	(32)	(42)
Additions for tax positions of prior years	(166)	(31)
Reductions for tax positions of prior years	42	35
Settlements with tax authorities	95	12
Lapse of statute of limitations	13	23
Balance at end of year	$(502)	$(454)
It is expected that the amount of unrecognized tax benefits will change in the next twelve months due to expiring statutes, audit activity, tax payments, and competent authority proceedings related to transfer pricing or final decisions in matters that are the subject of litigation in various taxing jurisdictions in which we operate. At December 31, 2021, we had approximately $63 million of tax liabilities related to uncertain tax positions, each of which are individually insignificant, and each of which are reasonably possible of being settled within the next twelve months.
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
NOTE 13. MEMBERS' EQUITY
COMMON UNITS
The BHH LLC Agreement provides that initially there is one class of common units ("Units"), which are currently held by the Members. If Baker Hughes issues a share of Class A common stock, including in connection with an equity incentive or similar plan, we will also issue a corresponding Unit to Baker Hughes or one of its direct subsidiaries. For the year ended December 31, 2021 and 2020, we issued 7,886 thousand and 7,939 thousand Units, respectively, to Baker Hughes or one of its direct subsidiaries in connection with the issuance of its Class A common stock. The Members are entitled through their Units to receive distributions on an equal amount of any dividend paid by Baker Hughes to its Class A shareholders.
As of December 31, 2021, GE’s economic interest in us was reduced to approximately 11.4% primarily as a result of the exchange of 194.9 million shares of Class B common stock, and associated Units. When shares of Class B common stock, together with associated Units, are exchanged for shares of Class A common stock pursuant to the Exchange Agreement, such shares of Class B common stock, together with associated Units, are canceled.
In 2021, Baker Hughes' Board of Directors authorized us to repurchase up to $2 billion of our Units. We expect to fund the repurchase program from cash generated from operations, and we expect to make Unit repurchases from time to time subject to the Company's capital plan, market conditions, and other factors, including regulatory restrictions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. In 2021, we repurchased and canceled 17.6 million Units for a total of $434 million. As of December 31, 2021, we had authorization remaining to repurchase up to approximately $1.6 billion of our Units.
Baker Hughes Holdings LLC 2021 Form 10-K | 70

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
The following table presents the changes in the number of Units outstanding (in thousands):

	2021		2020
	Units Held by Baker Hughes	Units Held by GE	Units Held by Baker Hughes	Units Held by GE
Balance at beginning of year	723,999	311,433	650,065	377,428
Issue of Units to Baker Hughes under equity incentive plan	7,886	—	7,939	—
Exchange of Units	194,885	(194,885)	65,995	(65,995)
Repurchase and cancellation of Units	(17,628)	—	—	—
Balance at end of year	909,142	116,548	723,999	311,433
ACCUMULATED OTHER COMPREHENSIVE LOSS ("AOCL")
The following table presents the changes in accumulated other comprehensive loss, net of tax:

	Investment Securities	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$2	$(2,274)	$10	$(327)	$(2,589)
Other comprehensive income (loss) before reclassifications	(2)	175	(2)	(181)	(10)
Amounts reclassified from accumulated other comprehensive loss	—	—	(4)	52	48
Deferred taxes	—	—	1	5	6
Other comprehensive income (loss)	(2)	175	(5)	(124)	44
Less: Other comprehensive loss attributable to noncontrolling interests	—	(3)	—	—	(3)
Balance at December 31, 2020	—	(2,096)	5	(451)	(2,542)
Other comprehensive income (loss) before reclassifications	—	(344)	(11)	135	(220)
Amounts reclassified from accumulated other comprehensive loss	—	39	(7)	38	70
Deferred taxes	—	—	2	(3)	(1)
Other comprehensive income (loss)	—	(305)	(16)	170	(151)
Less: Other comprehensive loss attributable to noncontrolling interests	—	(2)	—	—	(2)
Balance at December 31, 2021	$—	$(2,398)	$(12)	$(281)	$(2,691)
The amounts reclassified from accumulated other comprehensive loss during the years ended December 31, 2021 and 2020 represent (i) gains (losses) reclassified on cash flow hedges when the hedged transaction occurs, (ii) the amortization of net actuarial gain (loss), prior service credit, and curtailments which are included in the computation of net periodic pension cost (see "Note 11. Employee Benefit Plans" for additional details), and (iii) the release of foreign currency translation adjustments for certain restructured product lines (see "Note 18. Restructuring, Impairment and Other" for additional details).
Baker Hughes Holdings LLC 2021 Form 10-K | 71

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
NOTE 14. FINANCIAL INSTRUMENTS
RECURRING FAIR VALUE MEASUREMENTS
Our assets and liabilities measured at fair value on a recurring basis consists of derivative instruments and investment securities.

	2021				2020
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets
Derivatives	$—	$29	$—	$29	$—	$118	$—	$118
Investment securities	1,033	—	8	1,041	1,502	—	30	1,532
Total assets	1,033	29	8	1,070	1,502	118	30	1,650

Liabilities
Derivatives	—	(49)	—	(49)	—	(52)	—	(52)
Total liabilities	$—	$(49)	$—	$(49)	$—	$(52)	$—	$(52)
There were no transfers between Level 1, 2 and 3 during 2021.
The following table provides a reconciliation of recurring Level 3 fair value measurements for investment securities:

	2021	2020
Balance at beginning of year	$30	$259
Purchases	—	12
Proceeds at maturity	(22)	(239)
Unrealized gains (losses) recognized in other comprehensive loss	—	(2)
Balance at end of year	$8	$30
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

	2021				2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities
Non-U.S. debt securities (1)	$8	$—	$—	$8	$30	$—	$—	$30
Equity securities (2)	579	455	(1)	1,033	76	1,431	(5)	1,502
Total	$587	$455	$(1)	$1,041	$106	$1,431	$(5)	$1,532
(1)All of our investment securities are classified as available for sale instruments. Non-U.S. debt securities mature within one year.
(2)Gains (losses) recorded to earnings related to these securities were $(843) million, $1.4 billion and $2 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Baker Hughes Holdings LLC 2021 Form 10-K | 72

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
As of December 31, 2021, our equity securities with readily determinable fair values are comprised primarily of our investment in C3.ai, Inc. ("C3 AI") of $270 million and ADNOC Drilling of $741 million. As of December 31, 2020, our equity securities with readily determinable fair values are comprised primarily of our investment in C3 AI of $1,500 million. We measured our investments to fair value based on quoted prices in active markets.
During 2021, we sold approximately 2.2 million of our C3 AI shares and received proceeds of $145 million. At December 31, 2021, our investment in C3 AI consists of 8,650,476 shares. For the year ended December 31, 2021 and 2020, we recorded a loss of $1,085 million and a gain of $1,417 million, respectively, from the net change in fair value of our investment in C3 AI, which is reported in “Other non-operating income (loss), net” in our consolidated statements of income (loss). See “Note 16. Related Party Transactions” for further details on our agreements with C3 AI.
Our original investment in ADNOC Drilling from 2018 consists of a five percent investment, or $500 million, and did not have a recurring readily determinable fair value until October 4, 2021 when ADNOC Drilling became publicly traded, at which point the investment was transferred to investment securities with a readily determinable fair value. At December 31, 2021, our investment in ADNOC Drilling consists of 800,000,000 shares. For the year ended December 31, 2021, we recorded a gain of $241 million from the net change in fair value of our investment in ADNOC Drilling, which is reported in “Other non-operating income (loss), net” in our consolidated statements of income (loss).
As of December 31, 2021 and 2020, $1,041 million and $1,514 million of total investment securities are recorded in "All other current assets" and nil and $18 million are recorded in "All other assets" of the consolidated statements of financial position, respectively.
FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
Our financial instruments include cash and equivalents, current receivables, investments, accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of these financial instruments at December 31, 2021 and 2020 approximates their carrying value as reflected in our consolidated financial statements. For further information on the fair value of our debt, see "Note 10. Borrowings."
DERIVATIVES AND HEDGING
We use derivatives to manage our risks and do not use derivatives for speculation. The table below summarizes the fair value of all derivatives, including hedging instruments and embedded derivatives.

	2021		2020
	Assets	(Liabilities)	Assets	(Liabilities)
Derivatives accounted for as hedges
Currency exchange contracts	$—	$(3)	$5	$—
Interest rate swap contracts	—	(10)	—	—

Derivatives not accounted for as hedges
Currency exchange contracts and other	29	(36)	113	(52)
Total derivatives	$29	$(49)	$118	$(52)
Derivatives are classified in the consolidated statements of financial position depending on their respective maturity date. As of December 31, 2021 and 2020, $28 million and $115 million of derivative assets are recorded in "All other current assets" and $1 million and $3 million are recorded in "All other assets" of the consolidated statements of financial position, respectively. As of December 31, 2021 and 2020, $39 million and $48 million of derivative liabilities are recorded in "All other current liabilities" and $10 million and $4 million are recorded in "All other liabilities" of the consolidated statements of financial position, respectively.
Baker Hughes Holdings LLC 2021 Form 10-K | 73

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
FORMS OF HEDGING
Cash flow hedges
We use cash flow hedging primarily to reduce or eliminate the effects of foreign exchange rate changes on purchase and sale contracts. Accordingly, the vast majority of our derivative activity in this category consists of currency exchange contracts. Changes in the fair value of cash flow hedges are recorded in a separate component of equity (referred to as "Accumulated Other Comprehensive Income", or "AOCI") and are recorded in earnings in the period in which the hedged transaction occurs. See "Note 13. Members' Equity" for further information on activity in AOCI for cash flow hedges. The maximum term of cash flow hedges that hedge forecasted transactions was one year at December 31, 2021 and 2020.
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
As of December 31, 2021, we had interest rate swaps with a notional amount of $500 million that converted a portion of our $1,350 million aggregate principal amount of 3.337% fixed rate Senior Notes due 2027 into a floating rate instrument with an interest rate based on a LIBOR index as a hedge of its exposure to changes in fair value that are attributable to interest rate risk. We concluded that the interest rate swap met the criteria necessary to qualify for the short-cut method of hedge accounting, and as such, an assumption is made that the change in the fair value of the hedged debt, due to changes in the benchmark rate, exactly offsets the change in the fair value of the interest rate swaps. Therefore, the derivative is considered to be effective at achieving offsetting changes in the fair value of the hedged liability, and no ineffectiveness is recognized. The mark-to-market of this fair value hedge is recorded as gains or losses in interest expense and is equally offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense.
Economic Hedges
These derivatives are not designated as hedges from an accounting standpoint (and therefore we do not apply hedge accounting to the relationship) but otherwise serve the same economic purpose as other hedging arrangements. Economic hedges are marked to fair value through earnings each period.
The following table summarizes the gains (losses) from derivatives not designated as hedges in the consolidated statements of income (loss):

Derivatives not designated as hedging instruments	Consolidated statement of income caption	2021	2020	2019
Currency exchange contracts (1)	Cost of goods sold	$(9)	$59	$(13)
Currency exchange contracts	Cost of services sold	5	62	(15)
Commodity derivatives	Cost of goods sold	1	2	2
Other derivatives	Other non-operating income (loss), net	—	8	2
Total (2)		$(3)	$131	$(24)
(1)Excludes gains of $7 million and losses of $14 million and $7 million on embedded derivatives for the years ended December 31, 2021, 2020 and 2019, respectively, as embedded derivatives are not considered to be hedging instruments in our economic hedges.
(2)The effect on earnings of derivatives not designated as hedges is substantially offset by the change in fair value of the economically hedged items in the current and future periods.
Baker Hughes Holdings LLC 2021 Form 10-K | 74

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is the number of units of the underlying. A substantial majority of the outstanding notional amount of $3.9 billion and $7.0 billion at December 31, 2021 and 2020, respectively, is related to hedges of anticipated sales and purchases in foreign currency, commodity purchases, changes in interest rates, and contractual terms in contracts that are considered embedded derivatives and for intercompany borrowings in foreign currencies. We generally disclose derivative notional amounts on a gross basis to indicate the total counterparty risk. Where we have gross purchase and sale derivative contracts for a particular currency, we look to execute these contracts with the same counterparty to reduce our exposure. The notional amount of these derivative instruments do not generally represent cash amounts exchanged by us and the counterparties, but rather the nominal amount upon which changes in the value of the derivatives are measured.
COUNTERPARTY CREDIT RISK
Fair values of our derivatives can change significantly from period to period based on, among other factors, market movements and changes in our positions. We manage counterparty credit risk (the risk that counterparties will default and not make payments to us according to the terms of our agreements) on an individual counterparty basis.
OTHER EQUITY INVESTMENTS
As of December 31, 2021 and 2020, the carrying amount of equity securities without readily determinable fair values was $56 million and $554 million, respectively. These investments are recorded in "All other assets" of the consolidated statements of financial position. Our balance as of December 31, 2020 included $500 million related to our five percent investment in ADNOC Drilling.
NOTE 15. SEGMENT INFORMATION
Our reportable segments, which are the same as our operating segments, are organized based on the nature of markets and customers. We report our operating results through our four operating segments that consist of similar products and services within each segment. Our operating results are reviewed regularly by the chief operating decision maker, who is our Chief Executive Officer, in deciding how to allocate resources and assess performance. These products and services operate across upstream oil and gas and broader energy and industrial markets.
OILFIELD SERVICES
Oilfield Services provides discrete products and services, as well as integrated well services for onshore and offshore operations across the lifecycle of a well, ranging from drilling, evaluation, completion, production and intervention. Products and services include drilling services, including directional drilling, measurement while drilling & logging while drilling, diamond and tri-cone drill bits, drilling and completions fluids, wireline services, downhole completion tools and systems, wellbore intervention tools and services, pressure pumping, oilfield and industrial chemicals and artificial lift technologies, including electrical submersible pumps and surface pumping systems.
OILFIELD EQUIPMENT
Oilfield Equipment provides a broad portfolio of products and services required to facilitate the safe and reliable control and flow of hydrocarbons from the wellhead to the production facilities. The Oilfield Equipment portfolio has solutions for the subsea, offshore surface, and onshore operating environments. Products and services include subsea and surface wellheads, pressure control and production systems and services, flexible pipe systems for offshore and onshore applications, and life-of-field solutions including well intervention and decommissioning solutions, covering the entire life cycle of a field.
Baker Hughes Holdings LLC 2021 Form 10-K | 75

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
TURBOMACHINERY & PROCESS SOLUTIONS
Turbomachinery & Process Solutions provides technology solutions and services for mechanical-drive, compression and power-generation applications across the energy industry, including oil and gas, liquefied natural gas ("LNG") operations, downstream refining and petrochemical segments, as well as lower carbon solutions to broader energy and industrial sectors.  The Turbomachinery & Process Solutions portfolio includes drivers (aero-derivative gas turbines, heavy-duty gas turbines and synchronous and induction electric motors), compressors (centrifugal and axial, direct drive high speed, integrated, subsea compressors, turbo expanders and reciprocating), turnkey solutions (industrial modules and waste heat recovery), pumps, valves, and compressed natural gas ("CNG") and small-scale LNG solutions.
DIGITAL SOLUTIONS
Digital Solutions provides equipment, software, and services for a wide range of industries, including oil and gas, power generation, aerospace, metals, and transportation. The offerings include a number of products and solutions that provide industrial asset management capabilities, including sensor-based process measurement, machine health and condition monitoring, asset strategy and management, control systems, as well as non-destructive testing and inspection, and pipeline integrity solutions.
SEGMENT RESULTS
Segment revenue and profit are determined based on the internal performance measures used by the Company to assess the performance of each segment in a financial period. Summarized financial information is shown in the following tables. Consistent accounting policies have been applied by all segments within the Company, for all reporting periods.

Segment revenue	2021	2020	2019
Oilfield Services	$9,542	$10,140	$12,889
Oilfield Equipment	2,486	2,844	2,921
Turbomachinery & Process Solutions	6,417	5,705	5,536
Digital Solutions	2,057	2,015	2,492
Total	$20,502	$20,705	$23,838
    The performance of our operating segments is evaluated based on segment operating income (loss), which is defined as income (loss) before income taxes before the following: net interest expense, net other non-operating income (loss), corporate expenses, restructuring, impairment and other charges, inventory impairments, separation related costs, goodwill impairment and certain gains and losses not allocated to the operating segments.
Baker Hughes Holdings LLC 2021 Form 10-K | 76

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements

Segment income (loss) before income taxes	2021	2020	2019
Oilfield Services	$761	$487	$917
Oilfield Equipment	69	19	55
Turbomachinery & Process Solutions	1,050	805	719
Digital Solutions	126	193	343
Total segment	2,006	1,504	2,035
Corporate	(429)	(464)	(433)
Inventory impairment (1)	—	(246)	—
Goodwill impairment	—	(14,717)	—
Restructuring, impairment and other	(209)	(1,866)	(342)
Separation related	(60)	(134)	(184)
Other non-operating income (loss), net	(583)	1,040	(84)
Interest expense, net	(299)	(264)	(237)
Income (loss) before income taxes	$428	$(15,146)	$753
(1)Charges for inventory impairments are predominantly reported in the "Cost of goods sold" caption of the consolidated statements of income (loss).
The following table presents total assets by segment at December 31:

Segment assets	2021	2020
Oilfield Services	$15,215	$15,244
Oilfield Equipment	2,616	3,344
Turbomachinery & Process Solutions	7,692	8,951
Digital Solutions	3,897	3,948
Total segment	29,420	31,487
Corporate and eliminations (1)	5,866	6,442
Total	$35,286	$37,929
(1)The assets in Corporate and eliminations consist primarily of cash, the Baker Hughes trade name, our investment in C3 AI, certain facilities, and certain other noncurrent assets. It also includes adjustments to eliminate intercompany investments and receivables reflected within the total assets of each of our reportable segments.
The following table presents depreciation and amortization by segment:

Segment depreciation and amortization	2021	2020	2019
Oilfield Services	$771	$926	$985
Oilfield Equipment	103	146	175
Turbomachinery & Process Solutions	120	118	116
Digital Solutions	88	98	103
Total Segment	1,082	1,288	1,379
Corporate	23	29	39
Total	$1,105	$1,317	$1,418
Baker Hughes Holdings LLC 2021 Form 10-K | 77

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
The following table presents capital expenditures by segment:

Segment capital expenditures	2021	2020	2019
Oilfield Services	$590	$669	$926
Oilfield Equipment	69	74	120
Turbomachinery & Process Solutions	126	137	118
Digital Solutions	56	59	56
Total Segment	841	939	1,220
Corporate	15	35	20
Total	$856	$974	$1,240
The following table presents net property, plant and equipment by its geographic location at December 31:

Property, plant and equipment - net	2021	2020	2019
U.S.	$1,651	$2,007	$2,594
Non-U.S.	3,226	3,351	3,646
Total	$4,877	$5,358	$6,240
NOTE 16. RELATED PARTY TRANSACTIONS
RELATED PARTY TRANSACTIONS WITH GE
Our most significant related party transactions are transactions that we have entered into with our Members and their affiliates. We have continuing involvement with GE primarily through their remaining interest in us, ongoing purchases and sales of products and services, transition services that they provide, as well as an aeroderivative joint venture ("Aero JV") we formed with GE in 2019. We also enter into certain transactions with Baker Hughes as provided in the BHH LLC Agreement. During the fourth quarter of 2021, GE’s voting power of Baker Hughes' outstanding common stock, which includes both Class A and B common stock, fell below 20%, which terminated GE’s right to designate one person for nomination to Baker Hughes' Board of Directors. The Conflicts Committee waived the obligation of the GE designee serving on Baker Hughes' Board of Directors to deliver his resignation and such designee will therefore continue as a member of the Board of Directors but not as a designee of GE. At December 31, 2021, GE's economic interest in us through their ownership of Class B common stock and associated LLC Units was 11.4%.
The Aero JV is jointly controlled by GE and us, and therefore, we do not consolidate the JV. We had purchases with GE and its affiliates, including the Aero JV, of $1,319 million, $1,446 million and $1,498 million during the years ended December 31, 2021, 2020 and 2019, respectively. In addition, we sold products and services to GE and its affiliates for $191 million, $216 million and $337 million during the years ended December 31, 2021, 2020 and 2019, respectively.
The Company has $278 million and $356 million of accounts payable and $481 million and $429 million of current receivables at December 31, 2021 and 2020, respectively, for goods and services provided by, or to, GE in the ordinary course of business, and includes amounts owed to, or from, GE for certain tax matters indemnified pursuant to the Tax Matters Agreement. Additionally, the Company has $67 million and $78 million of current receivables at December 31, 2021 and 2020, respectively, from Baker Hughes.
We had a promissory note with GE that represented certain cash that we were holding on GE's behalf due to the restricted nature of the cash. During 2021, the promissory note was repaid in full. As of December 31, 2020, of the $45 million due to GE, $44 million was held in the form of cash and $1 million was held in the form of investment securities. A corresponding liability was reported in short-term debt in the consolidated statements of financial position.
Baker Hughes Holdings LLC 2021 Form 10-K | 78

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
RELATED PARTY TRANSACTIONS WITH C3 AI
The Company has agreements with C3 AI under which, among other things, we received a subscription (which we refer to below as "direct subscription fees") to use certain C3 AI offerings for internal use and the development of applications on the C3 AI Suite, as well as the right to resell C3 AI offerings worldwide on an exclusive basis in the oil and gas market and, with C3 AI's prior consent, non-exclusively in other markets, in each case subject to certain exceptions and conditions. The Company and C3 AI revised these agreements in October 2021. As part of these revisions, the Company and C3 AI agreed to extend the term by an additional year with an expiration date of April 30, 2025, and to modify the amount of the Company's revenue commitments to $85 million in 2023, $110 million in 2024, and $125 million in 2025, which includes the Company's direct subscription fees. These annual commitments will be reduced by any revenue that we generate from certain customers. We have exceeded the annual minimum revenue commitments for each of C3 AI's fiscal years through 2022. Lorenzo Simonelli, Chief Executive Officer of Baker Hughes, served as a member of the board of directors of C3 AI until December 17, 2021. See “Note 14. Financial Instruments” for further discussion of our investment in C3 AI.
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
On July 31, 2018, International Engineering & Construction S.A. ("IEC") initiated arbitration proceedings in New York administered by the International Center for Dispute Resolution ("ICDR") against the Company and its subsidiaries arising out of a series of sales and service contracts entered between IEC and the Company’s subsidiaries for the sale and installation of LNG plants and related power generation equipment in Nigeria ("Contracts").  Prior to the filing of the IEC Arbitration, the Company’s subsidiaries made demands for payment due under the Contracts.  On August 15, 2018, the Company’s subsidiaries initiated a separate demand for ICDR arbitration against IEC for claims of additional costs and amounts due under the Contracts.  On October 10, 2018, IEC filed a Petition to Compel Arbitration in the United States District Court for the Southern District of New York against the Company seeking to compel non-signatory Baker Hughes entities to participate in the arbitration filed by IEC. The complaint is captioned International Engineering & Construction S.A. et al. v. Baker Hughes, a GE company, LLC, et al. No. 18-cv-09241 ("S.D.N.Y 2018"); this action was dismissed by the Court on August 13, 2019.  In the arbitration, IEC alleges breach of contract and other claims against the Company and its subsidiaries and seeks recovery of alleged compensatory damages, in addition to reasonable attorneys' fees, expenses and arbitration costs. On March 15, 2019, IEC amended its request for arbitration to alleged damages of $591 million of lost profits plus unspecified additional costs based on alleged non-performance of the contracts in dispute. The arbitration hearing was held from December 9, 2019 to December 20, 2019. On March 3, 2020, IEC amended their damages claim to $700 million of alleged loss cash flow or, in the alternative, $244.9 million of lost profits and various costs based on alleged non-performance of the contracts in dispute, and in addition $4.8 million of liquidated damages, $58.6 million in take-or-pay costs of feed gas, and unspecified additional costs of rectification and take-or-pay future obligations, plus unspecified interest and attorneys' fees. On May 3, 2020, the arbitration panel dismissed IEC's request for take-or-pay damages. On May 29, 2020, IEC quantified their claim for legal fees at $14.2 million and reduced their alternative claim from $244.9 million to approximately $235 million. The
Baker Hughes Holdings LLC 2021 Form 10-K | 79

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
Company and its subsidiaries have contested IEC’s claims and are pursuing claims for compensation under the contracts. On October 31, 2020, the ICDR notified the arbitration panel’s final award, which dismissed the majority of IEC’s claims and awarded a portion of the Company’s claims. On January 27, 2021, IEC filed a petition to vacate the arbitral award in the Supreme Court of New York, County of New York. On March 5, 2021, the Company filed a petition to confirm the arbitral award, and on March 8, 2021, the Company removed the matter to the United States District Court for the Southern District of New York. On November 16, 2021, the court granted the Company's petition to confirm the award and denied IEC's petition to vacate. On February 3, 2022, IEC initiated another arbitration proceeding in New York administered by the ICDR against certain of the Company’s subsidiaries arising out of the same project which formed the basis of the first arbitration. At this time, we are not able to predict the outcome of this proceeding.
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
On August 13, 2019, Tri-State Joint Fund filed in the Delaware Court of Chancery, a shareholder class action lawsuit for and on the behalf of itself and all similarly situated public stockholders of Baker Hughes Incorporated ("BHI") against the General Electric Company ("GE"), the former members of the Board of Directors of BHI, and certain former BHI Officers alleging breaches of fiduciary duty, aiding and abetting, and other claims in connection with the combination of BHI and the oil and gas business ("GE O&G") of GE ("the Transactions"). On October 28, 2019, City of Providence filed in the Delaware Court of Chancery a shareholder class action lawsuit for and on behalf of itself and all similarly situated public shareholders of BHI against GE, the former members of the Board of Directors of BHI, and certain former BHI Officers alleging substantially the same claims in connection with the Transactions. The relief sought in these complaints include a request for a declaration that Defendants breached their fiduciary duties, an award of damages, pre- and post-judgment interest, and attorneys’ fees and costs. The lawsuits have been consolidated, and plaintiffs filed a consolidated class action complaint on December 17, 2019 against certain former BHI officers alleging breaches of fiduciary duty and against GE for aiding and abetting those breaches. The December 2019 complaint omitted the former members of the Board of Directors of BHI, except for Mr. Craighead who also served as President and CEO of BHI. Mr. Craighead and Ms. Ross, who served as Senior Vice President and Chief Financial Officer of BHI, remain named in the December 2019 complaint along with GE.
Baker Hughes Holdings LLC 2021 Form 10-K | 80

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
In December 2020, Baker Hughes received notice that the SEC is conducting a formal investigation that Baker Hughes understands is related to its books and records and internal controls regarding sales of its products and services in projects impacted by U.S. sanctions. Baker Hughes is cooperating with the SEC and providing requested information. Baker Hughes has also initiated an internal review with the assistance of external legal counsel regarding internal controls and compliance related to U.S. sanctions requirements. While Baker Hughes' review remains ongoing, in September 2021, Baker Hughes voluntarily informed the Office of Foreign Assets Control ("OFAC") that non-U.S. Baker Hughes affiliates in two foreign countries appear to have received payments, involving U.S. touchpoints, that are subject to debt restrictions pursuant to applicable U.S. sanctions laws. Although the value of the payments in connection with the identified transactions is immaterial, Baker Hughes is unable to determine at this time if any remedial or other actions may be taken by OFAC. Baker Hughes provided a copy of the letter to the SEC, and, as the SEC investigation is ongoing, Baker Hughes cannot anticipate the timing, outcome or possible impact of the investigation or review, financial or otherwise.
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
ENVIRONMENTAL MATTERS
Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that the Company reasonably believes will exceed a specified threshold. The Company uses a threshold of $1 million for such proceedings. Applying this threshold, there are no environmental matters to disclose for this period.
Estimated remediation costs are accrued using currently available facts, existing environmental permits, technology and enacted laws and regulations. Our cost estimates are developed based on internal evaluations and are not discounted. Accruals are recorded when it is probable that we will be obligated to pay for environmental site evaluation, remediation or related activities, and such costs can be reasonably estimated. As additional information becomes available, accruals are adjusted to reflect current cost estimates. Ongoing environmental compliance costs, such as obtaining or renewing environmental permits, installation of pollution control equipment and waste disposal are expensed as incurred. Where we have been identified as a potentially responsible party in a U.S. federal or state Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") site, we accrue our share, if known, of the estimated remediation costs of the site. This share is based on the ratio of the estimated volume of waste we contributed to the site to the total volume of waste disposed at the site.
Baker Hughes Holdings LLC 2021 Form 10-K | 81

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
OTHER
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees. We also provide guarantees to GE Capital on behalf of a customer who has entered into financing arrangements with GE Capital. Total off-balance sheet arrangements were approximately $4.5 billion at December 31, 2021. It is not practicable to estimate the fair value of these financial instruments. None of the off-balance sheet arrangements either has, or is likely to have, a material effect on our financial position, results of operations or cash flows. We also had commitments outstanding for purchase obligations for each of the five years in the period ending December 31, 2026 of $1,304 million, $119 million, $127 million, $46 million and $40 million, respectively, and $65 million in the aggregate thereafter.
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
NOTE 18. RESTRUCTURING, IMPAIRMENT AND OTHER
In 2021, we recorded restructuring, impairment and other charges totaling $209 million. Charges incurred are primarily related to the continuation of our overall strategy to restructure our business, which is designed to optimize our structural costs for the year-over-year change in activity levels and market conditions.
In 2020, in response to the impact on our business from the COVID-19 pandemic and the significant decline in oil and gas prices, we recorded restructuring, impairment and other charges totaling $1,866 million, and inventory impairments of $246 million, see "Note 4. Inventories" for further discussion. Charges incurred are primarily related to rationalizing certain product lines and restructuring our business to right-size our operations and to address the challenging market conditions in the upstream oil and gas market.
In 2019, we recorded restructuring, impairment and other charges of $342 million. Charges incurred are primarily related to the consolidation of certain manufacturing and service facilities and reduction in headcount across various functions.
RESTRUCTURING AND IMPAIRMENT
The following table presents the restructuring and impairment charges by the impacted segment, however, these charges are not included in the reported segment results.

	2021	2020	2019
Oilfield Services	$121	$675	$211
Oilfield Equipment	—	125	18
Turbomachinery & Process Solutions	9	35	48
Digital Solutions	2	54	15
Corporate	6	14	22
Total	$138	$903	$314
Restructuring and impairment charges were primarily related to employee termination expenses from reducing our headcount in certain geographical locations, and product line rationalization, including facility closures and related expenses such as property, plant and equipment impairments, and contract termination fees. The table
Baker Hughes Holdings LLC 2021 Form 10-K | 82

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
below includes any gains on the dispositions of certain property, plant and equipment previously impaired as a consequence of exit activities. Details of these charges are as follows:

	2021	2020	2019
Property, plant and equipment	$7	$385	$107
Employee-related termination expenses	99	464	179
Asset relocation costs	20	15	4
Contract termination fees	2	23	12
Other incremental costs	10	16	12
Total	$138	$903	$314
OTHER CHARGES
Other charges included in "Restructuring, impairment and other" caption in the consolidated statements of income (loss) were $71 million, $963 million, and $28 million for the years ended December 31, 2021, 2020 and 2019, respectively.
In 2021, such charges were primarily related to certain litigation matters in our TPS segment and the release of foreign currency translation adjustments for certain restructured product lines in our DS segment.
In 2020, such charges were comprised of intangible asset impairments of $605 million driven by our decision to exit certain businesses primarily in our OFS segment, other long-lived asset impairments of $216 million ($124 million of intangible assets, $77 million of property, plant and equipment and $15 million of other assets) in our OFE segment, other charges of $73 million driven by certain litigation matters and the impairment of an equity method investment primarily in corporate and the OFE segment, and charges related to corporate facility rationalization.
In 2019, such charges primarily relate to currency devaluations in our OFS segment.
NOTE 19. BUSINESS DISPOSITIONS
We completed several product line dispositions over the past three years as described below. Any gain or loss on a business disposition is reported in the "Other non-operating income (loss), net" caption of the consolidated statements of income (loss).
•In October 2021, we closed a transaction with Akastor ASA to create a joint venture company ("JV Company") to deliver global offshore drilling solutions. We contributed our subsea drilling systems business, a division of our OFE segment, to the JV Company and received as consideration 50% of the shares of the JV Company, cash of $70 million, and a promissory note of $80 million. The transaction resulted in an immaterial gain. The Company's interest in the JV Company is accounted for as an equity method investment. Our ongoing operations in the JV Company are not integral to our operations and, therefore, our share of the income or loss from the JV will be reported as non-operating income (loss).
•In October 2020, we completed the sale of our surface pressure control flow business, a non-strategic product line in our OFE segment that provided surface wellhead and surface tree systems for the onshore market. The sale resulted in a loss before income taxes of $137 million.
•In June 2020, we completed the sale of our rod lift systems ("RLS") business. RLS was part of our OFS segment and provided rod lift products, technologies, services and solutions to the oil and gas industry. The sale resulted in a loss before income taxes of $216 million.
•In July 2019, we completed the sale of our high-speed reciprocating compression ("Recip") business. Recip was part of our TPS segment and provided high-speed reciprocating compression equipment and aftermarket parts and services for oil and gas production, gas processing, gas distribution and independent power industries. The sale resulted in a loss before income taxes of $138 million.
Baker Hughes Holdings LLC 2021 Form 10-K | 83

Baker Hughes Holdings LLC
Notes to Consolidated Financial Statements
NOTE 20. SUPPLEMENTARY INFORMATION
ALL OTHER CURRENT LIABILITIES
All other current liabilities as of December 31, 2021 and 2020 include $953 million and $907 million, respectively, of employee related liabilities.
ALLOWANCE FOR CREDIT LOSSES
The change in allowance for credit losses is as follows:

	2021	2020
Balance at beginning of year	$373	$323
Provision	72	66
Write-offs & other	(45)	(16)
Balance at end of year	$400	$373
CASH FLOW DISCLOSURES
Supplemental cash flow disclosures are as follows for the years ended December 31:

	2021	2020	2019
Income taxes paid, net of refunds	$314	$452	$446
Interest paid	$305	$289	$285
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Exchange Act) were effective at a reasonable assurance level.
There has been no change in our internal controls over financial reporting during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
Baker Hughes Holdings LLC 2021 Form 10-K | 84

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Not required.
ITEM 11. EXECUTIVE COMPENSATION
Not required.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Not required.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Not required.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Houston, Texas, Auditor Firm ID: 185.
The Audit Committee of the Board of Directors of Baker Hughes ("the Audit Committee") appointed KPMG LLP as the Company’s independent registered public accountant to audit the financial statements of the Company and its consolidated subsidiaries for the fiscal years ending on December 31, 2021 and 2020.
KPMG LLP billed or will bill the Company or its subsidiaries for the aggregate fees set forth in the respective tables below for services provided during fiscal years 2021 and 2020. These amounts include fees paid or to be paid by the Company for (i) professional services rendered for the audit of the Company’s annual financial statements, review of quarterly financial statements and audit services related to the effectiveness of the Company’s internal control over financial reporting, (ii) assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and (iii) professional services rendered for tax compliance, tax advice, and tax planning.
The table below shows the aggregate fees paid or to be paid to KPMG LLP for professional services related to fiscal years 2021 and 2020:

	2021	2020
Audit fees	$28.3	$28.4
Audit-related fees	0.5	0.3
Tax fees	—	—
All other	—	—
Total	$28.8	$28.7
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
Baker Hughes Holdings LLC 2021 Form 10-K | 85

authorities, acquisition and disposition advice, consultation regarding changes in legislation or rulings and advice on the tax effect of other structuring and operational matters.
Pre-Approval Policies and Procedures
The Audit Committee has the sole authority and responsibility to select, evaluate, compensate and oversee the work of any registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company (including resolution of disagreements between management and the auditor regarding financial reporting). The independent auditor and each such registered public accounting firm reports directly to the Audit Committee. The Audit Committee also has the sole authority to approve all audit engagement fees and terms and the Audit Committee, or the chair of the Audit Committee, must pre-approve any audit and non-audit service provided to the Company by the Company’s independent auditor. All of the services and related fees described above under “audit fees,” “audit-related fees,” “tax fees” and “all other” were approved pursuant to Section 202 of the Sarbanes-Oxley Act and by the Audit Committee.
Baker Hughes Holdings LLC 2021 Form 10-K | 86

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

4.6
Sixth Supplemental Indenture, dated December 9, 2021 to the Indenture dated as of October 28, 2008, among Baker Hughes Holdings LLC, Baker Hughes Co-Obligor, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.7	Indenture, dated May 15, 1994, between Western Atlas Inc. and The Bank of New York Mellon, as trustee.
4.8
First Supplemental Indenture dated July 3, 2017, to the Indenture dated as of May 15, 1994, among Baker Hughes Holdings LLC, Baker Hughes Co-Obligor, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.

Baker Hughes Holdings LLC 2021 Form 10-K | 87

4.9
First Supplemental Indenture, dated as of July 3, 2017, to the Indenture dated as of May 15, 1991, among Baker Hughes Holdings LLC, Baker Hughes Co-Obligor, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.10	Description of Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1	Transaction Agreement, dated as of February 28, 2019, between Baker Hughes Holdings LLC, General Electric Company and GE Aero Power LLC.
10.2
Stock and Asset Purchase Agreement, dated February 25, 2019, among Baker Hughes Holdings LLC, GE Energy Switzerland GmbH and, for the limited purpose of the last sentence of Section 11.06, GE, and for the limited purpose of Section 11.15(b) and the last sentence of Section 11.06, Baker Hughes Company.

10.3	Letter Agreement, dated as of February 28, 2019, between Baker Hughes Holdings LLC and General Electric Company regarding the Intercompany Services Agreement.
10.4	Letter Agreement, dated as of February 28, 2019, between Baker Hughes Holdings LLC and General Electric Company regarding Additives.
10.5	Omnibus Agreement, dated as of July 31, 2019, between Baker Hughes Company, Baker Hughes Holdings LLC and General Electric Company.
10.6	Transition Services Agreement, dated as of July 31, 2019, between Baker Hughes Holdings LLC and General Electric Company.
10.7	Asset Purchase Agreement, dated as of July 31, 2019, between Baker Hughes Holdings LLC and GE Digital LLC.
10.8	TM2500 Supply and Distribution Agreement, dated as of July 31, 2019, between Baker Hughes Holdings LLC and General Electric Company.
10.9	Joint Ownership and License Agreement, dated as of July 31, 2019, between Baker Hughes Holdings LLC and General Electric Company.
10.10	Bridge Supply and Technology Development Agreement, dated as of July 31, 2019, between Baker Hughes Holdings LLC and General Electric Company.
10.11	STDA Side Agreement, dated as of July 31, 2019, between Baker Hughes Holdings LLC and General Electric Company.
10.12	Master Agreement, dated as of November 13, 2018, between Baker Hughes Company, Baker Hughes Holdings LLC and General Electric Company.
10.13	Amendment No. 1 to the Master Agreement, dated as of January 30, 2019, among General Electric Company, Baker Hughes Company and Baker Hughes Holdings LLC.
10.14	Amendment No. 2 to the Master Agreement, dated as of February 22, 2019, among General Electric Company, Baker Hughes Company and Baker Hughes Holdings LLC.
10.15	Aero-Derivatives Supply and Technology Development Agreement, dated as of November 13, 2018, between Baker Hughes Holdings LLC and General Electric Company.
10.16	HDGT Supply Agreement, dated as of November 13, 2018, between Baker Hughes Holdings LLC and General Electric Company.
10.17	Amended and Restated HDGT Distribution and Supply Agreement, dated as of February 27, 2019, between Baker Hughes Holdings LLC and General Electric Company.
10.18	First Amendment to the Amended and Restated HDGT Distribution and Supply Agreement dated September 16, 2019 between Baker Hughes Holdings LLC and General Electric Company.
10.19	Amended and Restated Stockholders Agreement, dated as of November 13, 2018, between Baker Hughes Company and General Electric Company.
10.20	Amendment to the Amended and Restated Stockholders Agreement, dated as of July 31, 2019, between Baker Hughes Company and General Electric Company.
10.21	Amended and Restated Registration Rights Agreement, dated as of July 31, 2019, between Baker Hughes Company and General Electric Company.
10.22
Exchange Agreement, dated as of July 3, 2017, among General Electric Company, GE Oil & Gas US Holdings I, Inc., GE Oil & Gas US Holdings IV, Inc., GE Holdings (US), Inc., Baker Hughes Company and Baker Hughes Holdings LLC.

10.23	Tax Matters Agreement, dated as of July 3, 2017, among General Electric Company, Baker Hughes Company, EHHC Newco, LLC and Baker Hughes Holdings LLC.
10.24	Amended and Restated Non-Competition Agreement, dated as of November 13, 2018, between General Electric Company and Baker Hughes Company.
10.25	Amended and Restated Channel Agreement, dated as of November 13, 2018, between General Electric Company and Baker Hughes Company.
Baker Hughes Holdings LLC 2021 Form 10-K | 88

10.26	Amended and Restated IP Cross License Agreement, dated as of November 13, 2018, between General Electric Company and Baker Hughes Holdings LLC.
10.27	Side Letter to the Amended and Restated IP Cross License Agreement dated as of November 13, 2018, between General Electric Company and Baker Hughes Holdings LLC.
10.28	Agreement to the Amended & Restated IP Cross License Agreement, dated as of July 31, 2019, between Baker Hughes Holdings LLC and General Electric Company.
10.29	Amended and Restated Trademark License Agreement, dated as of November 13, 2018, between General Electric Company and Baker Hughes Holdings LLC.
10.30	Amended and Restated GE Digital Master Products and Services Agreement, dated as of November 13, 2018, between GE Digital LLC and Baker Hughes Holdings LLC.
10.31	Amendment to the Amended and Restated GE Digital Master Products and Services Agreement, dated as of July 31, 2019, between Baker Hughes Holdings LLC and GE Digital LLC.
10.32	GE Digital Referral Agreement, dated as of July 31, 2019, between Baker Hughes Holdings LLC and GE Digital LLC.
10.33	Amended and Restated Intercompany Services Agreement, dated as of November 13, 2018, between General Electric Company and Baker Hughes Holdings LLC.
10.34	Amendment to the Amended and Restated Intercompany Services Agreement, dated as of July 31, 2019, between Baker Hughes Holdings LLC and General Electric Company.
10.35	Amended and Restated Supply Agreement, dated as of November 13, 2018, between General Electric Company, as Seller, and Baker Hughes Holdings LLC, as Buyer.
10.36	Amended and Restated Supply Agreement, dated as of November 13, 2018, between Baker Hughes Holdings LLC, as Seller, and General Electric Company, as Buyer.
10.37	Umbrella Aero-Derivatives IP Agreement, dated as of November 13, 2018, between General Electric Company and Baker Hughes Holdings LLC.
10.38	Employee Benefits Matters Agreement dated as of November 13, 2018 by and among General Electric Company, Baker Hughes Company and Baker Hughes Holdings LLC.
10.39	Credit Agreement, dated as of December 10, 2019, among Baker Hughes Holdings LLC, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
10.40+	Baker Hughes Company Supplementary Pension Plan as Amended and Restated Effective as of December 31, 2018.
10.41+	Amendment to the Baker Hughes Holdings LLC Sponsored Benefit Plans including the Baker Hughes Company Supplementary Pension Plan.
10.42	Plea Agreement between Baker Hughes Services International, Inc. and the United States Department of Justice filed on April 26, 2007, with the United States District Court of Texas, Houston Division.
22*	Subsidiary guarantors and issuers of guaranteed securities and affiliates whose securities collateralize securities of the registrant
23.1*	Consent of KPMG LLP.
31.1**	Certification of Lorenzo Simonelli, President and Chief Executive Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2**	Certification of Brian Worrell, Chief Financial Officer, furnished pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
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
ITEM 16. FORM 10-K SUMMARY
None.
Baker Hughes Holdings LLC 2021 Form 10-K | 89

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKER HUGHES HOLDINGS LLC

Date:	February 11, 2022	/s/ LORENZO SIMONELLI
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 11th day of February 2022.

Signature	Title

/s/ LORENZO SIMONELLI	Chairman, Baker Hughes Company President and Chief Executive Officer
(Lorenzo Simonelli)	(principal executive officer)

/S/ BRIAN WORRELL	Chief Financial Officer
(Brian Worrell)	(principal financial officer)

/S/ KURT CAMILLERI	Senior Vice President, Controller and Chief Accounting Officer
(Kurt Camilleri)	(principal accounting officer)
Baker Hughes Holdings LLC 2021 Form 10-K | 90

Signature	Title

/s/ W. GEOFFREY BEATTIE	Director, Baker Hughes Company
(W. Geoffrey Beattie)

/s/ GREGORY D. BRENNEMAN	Director, Baker Hughes Company
(Gregory D. Brenneman)

/s/ CYNTHIA B. CARROLL	Director, Baker Hughes Company
(Cynthia B. Carroll)

/s/ NELDA J. CONNORS	Director, Baker Hughes Company
(Nelda J. Connors)

/s/ CLARENCE P. CAZALOT, JR.	Director, Baker Hughes Company
(Clarence P. Cazalot, Jr.)

/s/ MICHAEL R. DUMAIS	Director, Baker Hughes Company
(Michael R. Dumais)

/s/ GREGORY L. EBEL	Director, Baker Hughes Company
(Gregory L. Ebel)

/s/ LYNN L. ELSENHANS	Director, Baker Hughes Company
(Lynn L. Elsenhans)

/s/ JOHN G. RICE	Director, Baker Hughes Company
(John G. Rice)

Baker Hughes Holdings LLC 2021 Form 10-K | 91