Form 10-Q
period 2022-03-31
Baker Hughes Holdings LLC
filed 2022-04-20
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Yes ☐ No ☑
As of April 14, 2022, the registrant had outstanding 1,025,166,953 common units. None of the common units are publicly traded.

Baker Hughes Holdings LLC

Baker Hughes Holdings LLC 2022 First Quarter Form 10-Q | i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Baker Hughes Holdings LLC
Condensed Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions, except per unit amounts)	2022	2021
Revenue:
Sales of goods	$2,809	$2,936
Sales of services	2,026	1,846
Total revenue	4,835	4,782

Costs and expenses:
Cost of goods sold	2,366	2,534
Cost of services sold	1,499	1,390
Selling, general and administrative	621	587
Restructuring, impairment and other	61	80
Separation related	9	27
Total costs and expenses	4,556	4,618
Operating income	279	164
Other non-operating loss, net	(28)	(626)
Interest expense, net	(64)	(74)
Income (loss) before income taxes	187	(536)
Provision for income taxes	(95)	(83)
Net income (loss)	92	(619)
Less: Net income attributable to noncontrolling interests	5	9
Net income (loss) attributable to Baker Hughes Holdings LLC	$87	$(628)

Cash distribution per common unit	$0.18	$0.18
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Holdings LLC 2022 First Quarter Form 10-Q | 1

Baker Hughes Holdings LLC
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
Net income (loss)	$92	$(619)
Less: Net income attributable to noncontrolling interests	5	9
Net income (loss) attributable to Baker Hughes Holdings LLC	87	(628)
Other comprehensive income (loss):
Foreign currency translation adjustments	17	(51)
Cash flow hedges	1	6
Benefit plans	8	3
Other comprehensive income (loss)	26	(42)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(1)	—
Other comprehensive income (loss) attributable to Baker Hughes Holdings LLC	27	(42)
Comprehensive income (loss)	118	(661)
Less: Comprehensive income attributable to noncontrolling interests	4	9
Comprehensive income (loss) attributable to Baker Hughes Holdings LLC	$114	$(670)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Holdings LLC 2022 First Quarter Form 10-Q | 2

Baker Hughes Holdings LLC
Condensed Consolidated Statements of Financial Position
(Unaudited)

(In millions)	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$3,187	$3,843
Current receivables, net	5,877	5,718
Inventories, net	4,151	3,979
All other current assets	1,627	1,582
Total current assets	14,842	15,122
Property, plant and equipment (net of accumulated depreciation of $5,116 and $5,003)	4,804	4,877
Goodwill	5,751	5,721
Other intangible assets, net	4,118	4,131
Contract and other deferred assets	1,671	1,598
All other assets	3,104	3,102
Deferred income taxes	761	735
Total assets	$35,051	$35,286
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,755	$3,745
Current portion of long-term debt	35	40
Progress collections and deferred income	3,481	3,232
All other current liabilities	1,927	2,163
Total current liabilities	9,198	9,180
Long-term debt	6,650	6,687
Deferred income taxes	127	73
Liabilities for pensions and other postretirement benefits	1,063	1,110
All other liabilities	1,500	1,510
Members' Equity:
Members' capital, common units, 1,025 and 1,026 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	35,265	35,589
Retained loss	(16,224)	(16,311)
Accumulated other comprehensive loss	(2,664)	(2,691)
Baker Hughes Holdings LLC equity	16,377	16,587
Noncontrolling interests	136	139
Total equity	16,513	16,726
Total liabilities and equity	$35,051	$35,286
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Holdings LLC 2022 First Quarter Form 10-Q | 3

Baker Hughes Holdings LLC
Condensed Consolidated Statements of Changes in Members' Equity
(Unaudited)

(In millions, except per unit amounts)	Members' Capital	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at December 31, 2021	$35,589	$(16,311)	$(2,691)	$139	$16,726
Comprehensive income:
Net income		87		5	92
Other comprehensive income (loss)			27	(1)	26
Regular cash distribution to Members ($0.18 per unit)	(185)				(185)
Repurchase and cancellation of common units	(236)				(236)
Baker Hughes stock-based compensation cost	52				52
Other	45			(7)	38
Balance at March 31, 2022	$35,265	$(16,224)	$(2,664)	$136	$16,513

(In millions, except per unit amounts)	Members' Capital	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at December 31, 2020	$36,512	$(15,939)	$(2,542)	$132	$18,163
Comprehensive income (loss):
Net income (loss)		(628)		9	(619)
Other comprehensive loss			(42)		(42)
Regular cash distribution to Members ($0.18 per unit)	(187)				(187)
Baker Hughes stock-based compensation cost	50				50
Other	17		(1)	(1)	15
Balance at March 31, 2021	$36,392	$(16,567)	$(2,585)	$140	$17,380
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Holdings LLC 2022 First Quarter Form 10-Q | 4

Baker Hughes Holdings LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
Cash flows from operating activities:
Net income (loss)	$92	$(619)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	277	292
(Gain) loss on equity securities	(11)	788
Changes in operating assets and liabilities:
Current receivables	(264)	312
Inventories	(205)	88
Accounts payable	74	(11)
Progress collections and deferred income	280	(19)
Contract and other deferred assets	(38)	6
Other operating items, net	(127)	(175)
Net cash flows from operating activities	78	662
Cash flows from investing activities:
Expenditures for capital assets	(268)	(221)
Proceeds from disposal of assets	91	41
Other investing items, net	(89)	6
Net cash flows used in investing activities	(266)	(174)
Cash flows from financing activities:
Net repayments of debt and other borrowings	(11)	(36)
Distributions to Members	(185)	(187)
Repurchase of common units	(236)	—
Other financing items, net	(37)	(32)
Net cash flows used in financing activities	(469)	(255)
Effect of currency exchange rate changes on cash and cash equivalents	1	1
Increase (decrease) in cash and cash equivalents	(656)	234
Cash and cash equivalents, beginning of period	3,843	4,125
Cash and cash equivalents, end of period	$3,187	$4,359
Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$130	$39
Interest paid	$48	$51
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Holdings LLC 2022 First Quarter Form 10-Q | 5

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF THE BUSINESS
Baker Hughes Holdings LLC, a Delaware limited liability company ("the Company", "BHH LLC", "we", "us", or "our") and the successor to Baker Hughes Incorporated ("BHI"), is an energy technology company with a diversified portfolio of technologies and services that span the energy and industrial value chain. As of March 31, 2022, General Electric ("GE") owns 4% of our common units and Baker Hughes Company ("Baker Hughes") owns directly or indirectly 96% of our common units (collectively, "the Members"). BHH LLC is a Securities and Exchange Commission ("SEC") Registrant with separate filing requirements with the SEC and its separate financial information can be obtained from www.sec.gov.
BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S." and such principles, "U.S. GAAP") and pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, certain information and disclosures normally included in our annual financial statements have been condensed or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Annual Report").
In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary by management to fairly state our results of operations, financial position and cash flows of the Company and its subsidiaries for the periods presented and are not indicative of the results that may be expected for a full year. The Company's financial statements have been prepared on a consolidated basis. The condensed consolidated financial statements include the accounts of BHH LLC and all of its subsidiaries and affiliates which it controls or variable interest entities for which we have determined that we are the primary beneficiary. All intercompany accounts and transactions have been eliminated.
In the Company's financial statements and notes, certain prior year amounts have been reclassified to conform to the current year presentation. In the notes to the unaudited condensed consolidated financial statements, all dollar and common unit amounts in tabulations are in millions of dollars and units, respectively, unless otherwise indicated. Certain columns and rows in our financial statements and notes thereto may not add due to the use of rounded numbers.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Please refer to "Note 1. Basis of Presentation and Summary of Significant Accounting Policies," to our consolidated financial statements from our 2021 Annual Report for the discussion of our significant accounting policies.
Cash and Cash Equivalents
As of March 31, 2022 and December 31, 2021, we had $619 million and $601 million, respectively, of cash held in bank accounts that cannot be readily released, transferred or otherwise converted into a currency that is regularly transacted internationally, due to lack of market liquidity, capital controls or similar monetary or exchange limitations limiting the flow of capital out of the jurisdiction. These funds are available to fund operations and growth in these jurisdictions, and we do not currently anticipate a need to transfer these funds to the U.S.
NEW ACCOUNTING STANDARDS TO BE ADOPTED
New accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.
Baker Hughes Holdings LLC 2022 First Quarter Form 10-Q | 6

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 2. REVENUE RELATED TO CONTRACTS WITH CUSTOMERS
DISAGGREGATED REVENUE
We disaggregate our revenue from contracts with customers by primary geographic markets.

	Three Months Ended March 31,
Total Revenue	2022	2021
U.S.	$1,104	$1,052
Non-U.S.	3,731	3,730
Total	$4,835	$4,782
REMAINING PERFORMANCE OBLIGATIONS
As of March 31, 2022 and 2021, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $25.8 billion and $23.2 billion, respectively. As of March 31, 2022, we expect to recognize revenue of approximately 53%, 68% and 87% of the total remaining performance obligations within 2, 5, and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.
NOTE 3. CURRENT RECEIVABLES
Current receivables are comprised of the following:

	March 31, 2022	December 31, 2021
Customer receivables	$4,849	$4,724
Related parties	603	548
Other	769	846
Total current receivables	6,221	6,118
Less: Allowance for credit losses	(344)	(400)
Total current receivables, net	$5,877	$5,718
Customer receivables are recorded at the invoiced amount. Related parties consists of amounts owed to us primarily by GE. The "Other" category consists primarily of indirect taxes, advance payments to suppliers, and customer retentions.
NOTE 4. INVENTORIES
Inventories, net of reserves of $384 million and $374 million as of March 31, 2022 and December 31, 2021, respectively, are comprised of the following:

	March 31, 2022	December 31, 2021
Finished goods	$2,174	$2,228
Work in process and raw materials	1,977	1,751
Total inventories, net	$4,151	$3,979
Baker Hughes Holdings LLC 2022 First Quarter Form 10-Q | 7

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
GOODWILL
The changes in the carrying value of goodwill are detailed below by segment:

	Oilfield Services	Oilfield Equipment	Turbo- machinery & Process Solutions	Digital Solutions	Total
Balance at December 31, 2020, gross	$15,362	$4,162	$2,234	$2,452	$24,210
Accumulated impairment at December 31, 2020	(14,061)	(4,156)	—	(254)	(18,471)
Balance at December 31, 2020	1,301	6	2,234	2,198	5,739
Currency exchange and others	10	(3)	(62)	37	(18)
Balance at December 31, 2021	1,311	3	2,172	2,235	5,721
Currency exchange and others	—	—	(15)	45	30
Balance at March 31, 2022	$1,311	$3	$2,157	$2,280	$5,751
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
During the first quarter of 2022, we completed a review to assess whether indicators of impairment existed. As a result of this assessment, we concluded that no indicators existed that would lead to a determination that it is more likely than not that the fair value of each reporting unit is less than its carrying value. There can be no assurances that future sustained declines in macroeconomic or business conditions affecting our industry will not occur, which could result in goodwill impairment charges in future periods.
OTHER INTANGIBLE ASSETS
Intangible assets are comprised of the following:

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,921	$(767)	$1,154	$1,922	$(752)	$1,170
Technology	1,084	(761)	323	1,090	(747)	343
Trade names and trademarks	292	(172)	120	292	(169)	123
Capitalized software	1,321	(1,065)	256	1,311	(1,057)	254
Finite-lived intangible assets	4,618	(2,765)	1,853	4,615	(2,725)	1,890
Indefinite-lived intangible assets	2,265	—	2,265	2,241	—	2,241
Total intangible assets	$6,883	$(2,765)	$4,118	$6,856	$(2,725)	$4,131
Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from 1 to 35 years. Amortization expense for the three months ended March 31, 2022 and 2021 was $55 million and $69 million, respectively.
Baker Hughes Holdings LLC 2022 First Quarter Form 10-Q | 8

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
Estimated amortization expense for the remainder of 2022 and each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
Remainder of 2022	$161
2023	203
2024	188
2025	146
2026	100
2027	81
NOTE 6. CONTRACT AND OTHER DEFERRED ASSETS
Our long-term product service agreements relate to our Turbomachinery & Process Solutions segment. Contract assets reflect revenue earned in excess of billings on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements and other deferred contract related costs. Contract assets are comprised of the following:

	March 31, 2022	December 31, 2021
Long-term product service agreements	$550	$589
Long-term equipment contracts (1)	922	825
Contract assets (total revenue in excess of billings)	1,472	1,414
Deferred inventory costs	173	156
Non-recurring engineering costs	26	28
Contract and other deferred assets	$1,671	$1,598
(1)Reflects revenue earned in excess of billings on our long-term contracts to construct technically complex equipment and certain other service agreements.
Revenue recognized during the three months ended March 31, 2022 and 2021 from performance obligations satisfied (or partially satisfied) in previous periods related to our long-term service agreements was $(4) million and nil, respectively. This includes revenue recognized from revisions to cost or billing estimates that may affect a contract’s total estimated profitability resulting in an adjustment of earnings.
NOTE 7. PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract liabilities include progress collections, which reflects billings in excess of revenue, and deferred income on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements. Contract liabilities are comprised of the following:

	March 31, 2022	December 31, 2021
Progress collections	$3,349	$3,108
Deferred income	132	124
Progress collections and deferred income (contract liabilities)	$3,481	$3,232
Revenue recognized during the three months ended March 31, 2022 and 2021 that was included in the contract liabilities at the beginning of the period was $739 million and $878 million, respectively.
Baker Hughes Holdings LLC 2022 First Quarter Form 10-Q | 9

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 8. LEASES
Our leasing activities primarily consist of operating leases for administrative offices, manufacturing facilities, research centers, service centers, sales offices and certain equipment.

	Three Months Ended March 31,
Operating Lease Expense	2022	2021
Long-term fixed lease	$63	$62
Long-term variable lease	9	9
Short-term lease	109	99
Total operating lease expense	$181	$170
Cash flows used in operating activities for operating leases approximates our expense for the three months ended March 31, 2022 and 2021.
The weighted-average remaining lease term as of March 31, 2022 and December 31, 2021 was approximately nine years for our operating leases. The weighted-average discount rate used to determine the operating lease liability as of March 31, 2022 and December 31, 2021 was 3.3%.
NOTE 9. BORROWINGS
The Company's borrowings are comprised of the following:

	March 31, 2022	December 31, 2021
Current borrowings
Other borrowings	$35	$40

Long-term borrowings
1.231% Senior Notes due December 2023	648	647
8.55% Debentures due June 2024	117	118
2.061% Senior Notes due December 2026	597	597
3.337% Senior Notes due December 2027	1,308	1,335
6.875% Notes due January 2029	277	279
3.138% Senior Notes due November 2029	522	522
4.486% Senior Notes due May 2030	497	497
5.125% Senior Notes due September 2040	1,290	1,292
4.080% Senior Notes due December 2047	1,337	1,337
Other long-term borrowings	57	63
Total long-term borrowings	6,650	6,687
Total borrowings	$6,685	$6,727
The estimated fair value of total borrowings at March 31, 2022 and December 31, 2021 was $6,732 million and $7,328 million, respectively. For a majority of our borrowings the fair value was determined using quoted period-end market prices. Where market prices are not available, we estimate fair values based on valuation methodologies using current market interest rate data adjusted for our non-performance risk.
BHH LLC has a $3 billion committed unsecured revolving credit facility ("the Credit Agreement") with commercial banks maturing in December 2024. In addition, we have a commercial paper program with authorization up to $3 billion under which we may issue from time to time commercial paper with maturities of no
Baker Hughes Holdings LLC 2022 First Quarter Form 10-Q | 10

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
more than 397 days. At March 31, 2022 and December 31, 2021, there were no borrowings under either the Credit Agreement or the commercial paper program.
Baker Hughes Co-Obligor, Inc. is a co-obligor, jointly and severally with BHH LLC on our long-term debt securities. This co-obligor is a 100%-owned finance subsidiary of BHH LLC that was incorporated for the sole purpose of serving as a corporate co-obligor of long-term debt securities and has no assets or operations other than those related to its sole purpose. As of March 31, 2022, Baker Hughes Co-Obligor, Inc. is a co-obligor of our long-term debt securities totaling $6,594 million.
Certain Senior Notes contain covenants that restrict BHH LLC's ability to take certain actions, including, but not limited to, the creation of certain liens securing debt, the entry into certain sale-leaseback transactions, and engaging in certain merger, consolidation and asset sale transactions in excess of specified limits. At March 31, 2022, we were in compliance with all debt covenants.
NOTE 10. INCOME TAXES
For the three months ended March 31, 2022, the provision for income taxes was $95 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to losses with no tax benefit due to valuation allowances and earnings in jurisdictions with tax rates higher than the U.S., partially offset by tax benefits related to uncertain tax positions. In addition, since we are a partnership for U.S. federal tax purposes, any tax benefits associated with U.S. losses are recognized by our Members and not reflected in our tax expense.
For the three months ended March 31, 2021, the provision for income taxes was $83 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to losses with no tax benefit due to valuation allowances.
NOTE 11. MEMBERS' EQUITY
COMMON UNITS
The BHH LLC Agreement provides that initially there is one class of common units ("Units"), which are currently held by the Members. If Baker Hughes issues a share of Class A common stock, including in connection with an equity incentive or similar plan, we will also issue a corresponding Unit to Baker Hughes or one of its direct subsidiaries. For the three months ended March 31, 2022 and 2021, we issued 7,730 thousand and 5,522 thousand Units, respectively, to Baker Hughes or one of its direct subsidiaries in connection with the issuance of its Class A common stock. The Members are entitled through their Units to receive distributions on an equal amount of any dividend paid by Baker Hughes to its Class A shareholders.
In 2021, Baker Hughes' Board of Directors authorized us to repurchase up to $2 billion of our Units. We expect to fund the repurchase program from cash generated from operations, and we expect to make Unit repurchases from time to time subject to the Company's capital plan, market conditions, and other factors, including regulatory restrictions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three months ended March 31, 2022, we repurchased and canceled 8.1 million Units for a total of $236 million, representing an average price per Unit of $28.96. This includes 0.4 million Units totaling $11 million that were repurchased in December 2021 but not settled and cancelled until January 2022. At March 31, 2022, we had authorization remaining to repurchase up to approximately $1.3 billion of our Units.
Baker Hughes Holdings LLC 2022 First Quarter Form 10-Q | 11

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the changes in the number of Units outstanding (in thousands):

	Units Held by Baker Hughes		Units Held by GE
	2022	2021	2022	2021
Balance at January 1	909,142	723,999	116,548	311,433
Issue of Units to Baker Hughes under equity incentive plan	7,730	5,522	—	—
Exchange of Units (1)	75,957	43,686	(75,957)	(43,686)
Repurchase and cancellation of Units	(8,142)	—	—	—
Balance at March 31	984,688	773,207	40,591	267,747
(1)When shares of Class B common stock, together with associated Units, are exchanged for shares of Class A common stock pursuant to the Exchange Agreement, such shares of Class B common stock, together with associated Units, are canceled.
ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL)
The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$(2,398)	$(12)	$(281)	$(2,691)
Other comprehensive income (loss) before reclassifications	(17)	—	5	(12)
Amounts reclassified from accumulated other comprehensive loss	34	1	6	41
Deferred taxes	—	—	(2)	(2)
Other comprehensive income	17	1	8	26
Less: Other comprehensive loss attributable to noncontrolling interests	(1)	—	—	(1)
Balance at March 31, 2022	$(2,380)	$(11)	$(273)	$(2,664)

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2020	$(2,096)	$5	$(451)	$(2,542)
Other comprehensive income (loss) before reclassifications	(50)	8	(9)	(51)
Amounts reclassified from accumulated other comprehensive loss	—	(2)	11	9
Deferred taxes	(1)	—	1	—
Other comprehensive income (loss)	(51)	6	3	(42)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
Balance at March 31, 2021	$(2,147)	$11	$(448)	$(2,585)
The amounts reclassified from accumulated other comprehensive loss during the three months ended March 31, 2022 and 2021 represent (i) gains (losses) reclassified on cash flow hedges when the hedged transaction occurs, (ii) the amortization of net actuarial gain (loss), prior service credit, and curtailments which are included in the computation of net periodic pension cost and (iii) the release of foreign currency translation adjustments (see "Note 16. Restructuring, Impairment, and Other" for additional details).
Baker Hughes Holdings LLC 2022 First Quarter Form 10-Q | 12

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 12. FINANCIAL INSTRUMENTS
RECURRING FAIR VALUE MEASUREMENTS
Our assets and liabilities measured at fair value on a recurring basis consists of derivative instruments and investment securities.

	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets
Derivatives	$—	$37	$—	$37	$—	$29	$—	$29
Investment securities	1,023	19	8	1,050	1,033	—	8	1,041
Total assets	1,023	56	8	1,087	1,033	29	8	1,070

Liabilities
Derivatives	—	(67)	—	(67)	—	(49)	—	(49)
Total liabilities	$—	$(67)	$—	$(67)	$—	$(49)	$—	$(49)
There were no transfers to, or from, Level 3 during the three months ended March 31, 2022.
The following table provides a reconciliation of recurring Level 3 fair value measurements for investment securities:

	2022	2021
Balance at January 1	$8	$30
Proceeds at maturity	—	(16)
Balance at March 31	$8	$14
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

	March 31, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities
Non-U.S. debt securities (1)	$8	$—	$—	$8	$8	$—	$—	$8
Equity securities (2)	575	467	—	1,042	579	455	(1)	1,033
Total	$583	$467	$—	$1,050	$587	$455	$(1)	$1,041
(1)All of our investment securities are classified as available for sale instruments. Non-U.S. debt securities mature within one year.
(2)Gains (losses) recorded to earnings related to these securities were $12 million and $(786) million for the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022 and December 31, 2021, our equity securities with readily determinable fair values are comprised primarily of our investment in C3.ai, Inc. ("C3 AI") of $196 million and $270 million, respectively, and
Baker Hughes Holdings LLC 2022 First Quarter Form 10-Q | 13

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
ADNOC Drilling of $825 million and $741 million, respectively. We measured our investments to fair value based on quoted prices in active markets.
As of March 31, 2022 and December 31, 2021, our investment in C3 AI consists of 8,650,476 shares, of C3 AI Class A common stock ("C3 AI Shares"). There were no C3 AI Shares sold during the three months ended March 31, 2022. For the three months ended March 31, 2022 and 2021, we recorded a loss of $74 million and $788 million, respectively, from the net change in fair value of our investment in C3 AI, which is reported in “Other non-operating loss, net” in our condensed consolidated statements of income (loss).
As of March 31, 2022 and December 31, 2021, our investment in ADNOC Drilling consists of 800,000,000 shares. For the three months ended March 31, 2022, we recorded a gain of $85 million from the net change in fair value of our investment in ADNOC Drilling, which is reported in “Other non-operating loss, net” in our condensed consolidated statements of income (loss).
As of March 31, 2022 and December 31, 2021, $1,050 million and $1,041 million of total investment securities are recorded in "All other current assets," respectively.
FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
Our financial instruments include cash and cash equivalents, current receivables, certain investments, accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of these financial instruments as of March 31, 2022 and December 31, 2021 approximates their carrying value as reflected in our condensed consolidated financial statements. For further information on the fair value of our debt, see "Note 9. Borrowings."
DERIVATIVES AND HEDGING
We use derivatives to manage our risks and do not use derivatives for speculation. The table below summarizes the fair value of all derivatives, including hedging instruments and embedded derivatives.

	March 31, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Derivatives accounted for as hedges
Currency exchange contracts	$—	$(2)	$—	$(3)
Interest rate swap contracts	—	(37)	—	(10)

Derivatives not accounted for as hedges
Currency exchange contracts and other	37	(28)	29	(36)
Total derivatives	$37	$(67)	$29	$(49)
Derivatives are classified in the condensed consolidated statements of financial position depending on their respective maturity date. As of March 31, 2022 and December 31, 2021, $36 million and $28 million of derivative assets are recorded in "All other current assets" and $1 million and $1 million are recorded in "All other assets" of the condensed consolidated statements of financial position, respectively. As of March 31, 2022 and December 31, 2021, $29 million and $39 million of derivative liabilities are recorded in "All other current liabilities" and $38 million and $10 million are recorded in "All other liabilities" of the condensed consolidated statements of financial position, respectively.
FORMS OF HEDGING
Cash Flow Hedges
We use cash flow hedging primarily to reduce or eliminate the effects of foreign exchange rate changes on purchase and sale contracts. Accordingly, the vast majority of our derivative activity in this category consists of
Baker Hughes Holdings LLC 2022 First Quarter Form 10-Q | 14

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
currency exchange contracts. Changes in the fair value of cash flow hedges are recorded in a separate component of equity (referred to as "Accumulated Other Comprehensive Income", or "AOCI") and are recorded in earnings in the period in which the hedged transaction occurs. See "Note 11. Equity" for further information on activity in AOCI for cash flow hedges. As of March 31, 2022 and December 31, 2021, the maximum term of derivative instruments that hedge forecasted transactions was one year.
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
As of March 31, 2022 and December 31, 2021, we had interest rate swaps with a notional amount of $500 million that converted a portion of our $1,350 million aggregate principal amount of 3.337% fixed rate Senior Notes due 2027 into a floating rate instrument with an interest rate based on a LIBOR index as a hedge of its exposure to changes in fair value that are attributable to interest rate risk. We concluded that the interest rate swap met the criteria necessary to qualify for the short-cut method of hedge accounting, and as such, an assumption is made that the change in the fair value of the hedged debt, due to changes in the benchmark rate, exactly offsets the change in the fair value of the interest rate swaps. Therefore, the derivative is considered to be effective at achieving offsetting changes in the fair value of the hedged liability, and no ineffectiveness is recognized. The mark-to-market of this fair value hedge is recorded as gains or losses in interest expense and is equally offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense.
Economic Hedges
These derivatives are not designated as hedges from an accounting standpoint (and therefore we do not apply hedge accounting to the relationship) but otherwise serve the same economic purpose as other hedging arrangements. Economic hedges are marked to fair value through earnings each period.
The following table summarizes the gains (losses) from derivatives not designated as hedges in the condensed consolidated statements of income (loss):

Derivatives not designated as hedging instruments	Condensed consolidated statement of income caption	Three Months Ended March 31,
		2022	2021
Currency exchange contracts (1)	Cost of goods sold	$(2)	$11
Currency exchange contracts	Cost of services sold	3	3
Commodity derivatives	Cost of goods sold	9	3
Total (2)		$10	$17
(1)Excludes gains of $1 million and $3 million on embedded derivatives for the three months ended March 31, 2022 and 2021, respectively, as embedded derivatives are not considered to be hedging instruments in our economic hedges.
(2)The effect on earnings of derivatives not designated as hedges is substantially offset by the change in fair value of the economically hedged items in the current and future periods.
NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is the number of units of the underlying. A substantial majority of the outstanding notional amount of $3.8 billion and $3.9 billion at March 31, 2022 and December 31, 2021, respectively, is related to hedges of anticipated sales and purchases in foreign currency, commodity purchases, changes in interest rates, and contractual terms in contracts that are considered embedded derivatives and for intercompany borrowings in foreign currencies. We generally disclose derivative notional amounts on a gross basis to indicate the total counterparty risk. Where we have gross purchase and sale derivative contracts for a particular currency, we look to execute these contracts with the same counterparty to reduce our exposure. The notional amount of these
Baker Hughes Holdings LLC 2022 First Quarter Form 10-Q | 15

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
derivative instruments do not generally represent cash amounts exchanged by us and the counterparties, but rather the nominal amount upon which changes in the value of the derivatives are measured.
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
OILFIELD SERVICES ("OFS")
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
OILFIELD EQUIPMENT ("OFE")
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
TURBOMACHINERY & PROCESS SOLUTIONS ("TPS")
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
DIGITAL SOLUTIONS ("DS")
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
Baker Hughes Holdings LLC 2022 First Quarter Form 10-Q | 16

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

	Three Months Ended March 31,
Segment revenue	2022	2021
Oilfield Services	$2,489	$2,200
Oilfield Equipment	528	628
Turbomachinery & Process Solutions	1,345	1,485
Digital Solutions	474	470
Total	$4,835	$4,782
The performance of our operating segments is evaluated based on segment operating income (loss), which is defined as income (loss) before income taxes before the following: net interest expense, net other non-operating loss, corporate expenses, restructuring, impairment and other charges, separation related costs and certain gains and losses not allocated to the operating segments.

	Three Months Ended March 31,
Segment income (loss) before income taxes	2022	2021
Oilfield Services	$221	$143
Oilfield Equipment	(8)	4
Turbomachinery & Process Solutions	226	207
Digital Solutions	15	24
Total segment	453	379
Corporate	(105)	(109)
Restructuring, impairment and other	(61)	(80)
Separation related	(9)	(27)
Other non-operating loss, net	(28)	(626)
Interest expense, net	(64)	(74)
Income (loss) before income taxes	$187	$(536)
The following table presents depreciation and amortization by segment:

	Three Months Ended March 31,
Segment depreciation and amortization	2022	2021
Oilfield Services	$201	$201
Oilfield Equipment	21	32
Turbomachinery & Process Solutions	29	30
Digital Solutions	22	21
Total segment	272	285
Corporate	4	7
Total	$277	$292
Baker Hughes Holdings LLC 2022 First Quarter Form 10-Q | 17

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 14. RELATED PARTY TRANSACTIONS
RELATED PARTY TRANSACTIONS WITH GE
Our most significant related party transactions are transactions that we have entered into with our Members and their affiliates. We have continuing involvement with GE primarily through their remaining interest in us, ongoing purchases and sales of products and services, and transition services that they provide. At March 31, 2022, GE's economic interest in us through their ownership of Class B common stock and associated LLC Units was 4%. At March 31, 2022, GE owned Class A common stock in addition to their Class B common stock, which represents their overall Baker Hughes ownership of 11.4%.
We had purchases with GE and its affiliates of $144 million and $155 million during the three months ended March 31, 2022 and 2021, respectively. In addition, we sold products and services to GE and its affiliates for $37 million and $49 million during the three months ended March 31, 2022 and 2021, respectively.
We have $180 million and $192 million of accounts payable and $463 million and $480 million of current receivables at March 31, 2022 and December 31, 2021, respectively, for goods and services provided by, or to, GE in the ordinary course of business and includes amounts owed to, or from, GE for certain tax matters indemnified pursuant to the Tax Matters Agreement. Additionally, the Company has $139 million and $67 million of current receivables at March 31, 2022 and December 31, 2021, respectively, from Baker Hughes.
OTHER RELATED PARTIES
We have an aeroderivative joint venture ("Aero JV") we formed with GE in 2019. The Aero JV is jointly controlled by GE and us, each with ownership interest of 50%, and therefore, we do not consolidate the JV nor does GE. We had purchases with the Aero JV of $108 million and $160 million during the three months ended March 31, 2022 and 2021, respectively. We have $59 million and $86 million of accounts payable at March 31, 2022 and December 31, 2021, respectively, for goods and services provided by the Aero JV in the ordinary course of business. Sales of products and services and related receivables with the Aero JV were immaterial for the three months ended March 31, 2022 and 2021.
NOTE 15. COMMITMENTS AND CONTINGENCIES
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
On July 31, 2018, International Engineering & Construction S.A. ("IEC") initiated arbitration proceedings in New York administered by the International Center for Dispute Resolution ("ICDR") against the Company and its subsidiaries arising out of a series of sales and service contracts entered between IEC and the Company’s subsidiaries for the sale and installation of LNG plants and related power generation equipment in Nigeria ("Contracts").  Prior to the filing of the IEC Arbitration, the Company’s subsidiaries made demands for payment due under the Contracts.  On August 15, 2018, the Company’s subsidiaries initiated a separate demand for ICDR
Baker Hughes Holdings LLC 2022 First Quarter Form 10-Q | 18

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
arbitration against IEC for claims of additional costs and amounts due under the Contracts.  On October 10, 2018, IEC filed a Petition to Compel Arbitration in the United States District Court for the Southern District of New York against the Company seeking to compel non-signatory Baker Hughes entities to participate in the arbitration filed by IEC. The complaint is captioned International Engineering & Construction S.A. et al. v. Baker Hughes, a GE company, LLC, et al. No. 18-cv-09241 ("S.D.N.Y 2018"); this action was dismissed by the Court on August 13, 2019.  In the arbitration, IEC alleges breach of contract and other claims against the Company and its subsidiaries and seeks recovery of alleged compensatory damages, in addition to reasonable attorneys' fees, expenses and arbitration costs. On March 15, 2019, IEC amended its request for arbitration to alleged damages of $591 million of lost profits plus unspecified additional costs based on alleged non-performance of the contracts in dispute. The arbitration hearing was held from December 9, 2019 to December 20, 2019. On March 3, 2020, IEC amended their damages claim to $700 million of alleged loss cash flow or, in the alternative, $244.9 million of lost profits and various costs based on alleged non-performance of the contracts in dispute, and in addition $4.8 million of liquidated damages, $58.6 million in take-or-pay costs of feed gas, and unspecified additional costs of rectification and take-or-pay future obligations, plus unspecified interest and attorneys' fees. On May 3, 2020, the arbitration panel dismissed IEC's request for take-or-pay damages. On May 29, 2020, IEC quantified their claim for legal fees at $14.2 million and reduced their alternative claim from $244.9 million to approximately $235 million. The Company and its subsidiaries have contested IEC’s claims and are pursuing claims for compensation under the contracts. On October 31, 2020, the ICDR notified the arbitration panel’s final award, which dismissed the majority of IEC’s claims and awarded a portion of the Company’s claims. On January 27, 2021, IEC filed a petition to vacate the arbitral award in the Supreme Court of New York, County of New York. On March 5, 2021, the Company filed a petition to confirm the arbitral award, and on March 8, 2021, the Company removed the matter to the United States District Court for the Southern District of New York. On November 16, 2021, the court granted the Company's petition to confirm the award and denied IEC's petition to vacate. On February 3, 2022, IEC initiated another arbitration proceeding in New York administered by the ICDR against certain of the Company’s subsidiaries arising out of the same project which formed the basis of the first arbitration. On March 25, 2022, the Company's subsidiaries initiated a separate demand for ICDR arbitration against IEC for claims of additional costs and amounts due. At this time, we are not able to predict the outcome of this proceeding.
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
Baker Hughes Holdings LLC 2022 First Quarter Form 10-Q | 19

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
In December 2020, Baker Hughes received notice that the SEC is conducting a formal investigation that Baker Hughes understands is related to its books and records and internal controls regarding sales of its products and services in projects impacted by U.S. sanctions. Baker Hughes is cooperating with the SEC and providing requested information. Baker Hughes has also initiated an internal review with the assistance of external legal counsel regarding internal controls and compliance related to U.S. sanctions requirements. While Baker Hughes' review remains ongoing, in September 2021, Baker Hughes voluntarily informed the Office of Foreign Assets Control ("OFAC") that non-U.S. Baker Hughes affiliates in two foreign countries appear to have received payments, involving U.S. touchpoints, that are subject to debt restrictions pursuant to applicable U.S. sanctions laws. In February 2022, OFAC informed Baker Hughes that it has issued a cautionary letter and that it will not pursue a civil monetary penalty or further enforcement action. The cautionary letter reflects OFAC’s final enforcement response to Baker Hughes' voluntary self-disclosure. Baker Hughes provided copies of its correspondence with OFAC to the SEC. As the SEC investigation is ongoing, Baker Hughes cannot anticipate the timing, outcome or possible impact of the SEC investigation or review, financial or otherwise.
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
Baker Hughes Holdings LLC 2022 First Quarter Form 10-Q | 20

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
OTHER
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees. We also provide guarantees to GE Capital on behalf of a customer who has entered into financing arrangements with GE Capital. Total off-balance sheet arrangements were approximately $4.5 billion at March 31, 2022. It is not practicable to estimate the fair value of these financial instruments. As of March 31, 2022, none of the off-balance sheet arrangements either has, or is likely to have, a material effect on our financial position, results of operations or cash flows.
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
NOTE 16. RESTRUCTURING, IMPAIRMENT AND OTHER
We recorded restructuring, impairment and other charges of $61 million for the three months ended March 31, 2022. These charges were predominately in our TPS segment for a write-off of an equity method investment and the release of foreign currency translation adjustments.
We recorded restructuring, impairment and other charges of $80 million for the three months ended March 31, 2021. These charges were predominately in our OFS and TPS segments and related primarily to employee termination expenses from reducing our headcount in certain geographical locations, partially offset by the gain on the dispositions of certain property, plant and equipment previously impaired as a consequence of exit activities.
Baker Hughes Holdings LLC 2022 First Quarter Form 10-Q | 21

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the condensed consolidated financial statements and the related notes included in Item 1 thereto.
EXECUTIVE SUMMARY
We are an energy technology company with a broad and diversified portfolio of technologies and services that span the energy and industrial value chain. We conduct business in more than 120 countries and employ approximately 55,000 employees. We operate through our four business segments: Oilfield Services ("OFS"), Oilfield Equipment ("OFE"), Turbomachinery & Process Solutions ("TPS"), and Digital Solutions ("DS"). We sell products and services primarily in the global oil and gas markets, within the upstream, midstream and downstream segments.
As we look at 2022, we see a favorable oil and gas price backdrop and also a dynamic operating environment. The recent and unfortunate geopolitical events are exacerbating several trends, including broad-based inflation and supply pressure for key materials, commodities, and labor. These events are also driving changes on the economic front, where the world is transitioning from an era of strong economic growth to an environment that is more tenuous and likely to feature diverging economic conditions regionally.
In the oil and gas markets, we expect global supply to remain constrained in the coming years, which should support higher commodity prices and multiple years of spending growth from our customers. Recent geopolitical events have severely constrained what was already a tight global natural gas market and have re-focused the world on the importance of energy security, diversity, and reliability. As the world reacts to the rapid changes in the global commodity market, governments are prioritizing natural gas and Liquefied Natural Gas ("LNG") as a key transition and destination fuel and prioritizing LNG from stable, lower-cost markets and locations that can provide “cleaner” LNG.
In the first quarter, we announced an agreement to acquire Altus Intervention, a leading international provider of well intervention services and downhole technology. The acquisition complements OFS' existing portfolio by enhancing our life-of-well capabilities as operators look to improve efficiencies from mature fields. The transaction is expected to close in the second half of 2022.
Outside of the oil and gas industry, the focus on cleaner energy sources and technology to lower carbon emissions from resource-intensive industries continues to accelerate. We made progress in the first quarter and recently in April further strategically positioning the Company for the energy transition, with new partnerships and investments:
•Invested in a strategic partnership with NET Power to advance the technical and commercial deployment of NET Power’s low-cost, electrical power system that generates no atmospheric emissions and inherently capture all carbon dioxide ("CO2").
•In April, we invested in HIF Global, a world leader in eFuels development, to help fund expansion of HIF’s decarbonization business. Baker Hughes’ equity investment will be used to develop carbon-neutral eFuels projects in the U.S., Chile and Australia.
•Also in April, we acquired Mosaic Materials, a growth stage technology company. Mosaic is focused on developing a proprietary direct air capture technology using Metal-Organic Framework (MOF) materials that can be used to separate CO2 from gas mixtures across a variety of applications.
In the first quarter of 2022, we generated revenue of $4,835 million compared to $4,782 million in the first quarter of 2021. The increase in revenue was driven primarily by higher volume in the OFS segment, partially offset by lower activity in the TPS and OFE segments. Income before income taxes was $187 million for the first quarter of 2022, which included restructuring, impairment and other charges of $61 million and separation related costs of $9 million. In the first quarter of 2021, loss before income taxes was $536 million, which included restructuring, impairment and other charges of $80 million, separation related costs of $27 million, and also included a $788 million loss from the change in fair value on our investment in C3 AI, recorded as other non-operating loss.
Baker Hughes Holdings LLC 2022 First Quarter Form 10-Q | 22

Recent Events
The invasion of Ukraine by Russia and the sanctions imposed in response to this crisis have increased the level of economic and political uncertainty. As we announced on March 19, 2022, we suspended any new investments for our Russia operations. We continue to fulfill current contractual obligations while complying with all applicable laws and regulations. Russia represented approximately 4% of our total revenue in the first quarter of 2022, the majority within our OFS segment. Additionally, sanctions from the U.S., UK, and the EU continue to evolve and are making ongoing operations increasingly complex and significantly more difficult. Additionally, the pace and magnitude of this impact on operations is difficult to predict given the dynamic nature of the situation. We are closely monitoring the developments in Ukraine and Russia, and if there are changes in laws and regulations resulting in our inability to fulfill our contractual obligations, this could have a material adverse effect on our results of operations.
Outlook
Our business is exposed to a number of macro factors, which influence our outlook and expectations given the current volatile conditions in the industry. All of our outlook expectations are purely based on the market as we see it today, and are subject to changing conditions in the industry.
•North America onshore activity: We expect North American onshore activity to experience strong growth in 2022, as compared to 2021 should commodity prices remain at current levels.
•International onshore activity: We expect onshore spending outside of North America to continue to improve in 2022 as compared to 2021 in all regions, excluding Russia Caspian, should commodity prices remain at current levels.
•Offshore projects: We expect a recovery in offshore activity and the number of subsea tree awards to grow in 2022 as compared to 2021.
•LNG projects: We remain optimistic on the LNG market long term and view natural gas as both a transition and a destination fuel. We continue to view the long-term economics of the LNG industry as positive.
We have other segments in our portfolio that are more correlated with various industrial metrics, including global GDP growth, such as our Digital Solutions segment.
We also have businesses within our portfolio that are exposed to new energy solutions, specifically focused around reducing carbon emissions of energy and broader industry, including hydrogen, geothermal, carbon capture, utilization and storage ("CCUS"), and energy storage. We expect to see continued growth in these businesses as new energy solutions become a more prevalent part of the broader energy mix.
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
BUSINESS ENVIRONMENT
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position as of and for the three months ended March 31, 2022 and 2021, and should be read in conjunction with the condensed consolidated financial statements and related notes of the Company.
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
Baker Hughes Holdings LLC 2022 First Quarter Form 10-Q | 23

Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended March 31,
	2022	2021
Brent oil price ($/Bbl) (1)	$100.87	$61.04
WTI oil price ($/Bbl) (2)	95.18	58.09
Natural gas price ($/mmBtu) (3)	4.67	3.50
(1)Energy Information Administration (EIA) Europe Brent Spot Price per Barrel
(2)EIA Cushing, OK WTI (West Texas Intermediate) spot price
(3)EIA Henry Hub Natural Gas Spot Price per million British Thermal Unit
Oil and natural gas prices increased during the three months ended March 31, 2022 largely driven by increased demand and weak supply which has also been amplified as a result of recent geopolitical events.
Outside North America, customer spending is most heavily influenced by Brent oil prices, which increased from the same quarter last year, ranging from a low of $78.25/Bbl in January 2022 to a high of $133.18/Bbl in March 2022. For the three months ended March 31, 2022, Brent oil prices averaged $100.87/Bbl, which represented an increase of $39.83/Bbl from the same period last year.
In North America, customer spending is highly driven by WTI oil prices, which increased from the same quarter last year. Overall, WTI oil prices ranged from a low of $75.99/Bbl in January 2022 to a high of $123.64/Bbl in March 2022. For the three months ended March 31, 2022, WTI oil prices averaged $95.18/Bbl, which represented an increase of $37.09/Bbl from the same period last year.
In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, averaged $4.67/mmBtu in the first quarter of 2022, representing a 33% increase from the same quarter in the prior year. Throughout the quarter, Henry Hub Natural Gas Spot Prices ranged from a low of $3.73/mmBtu in January 2022 to a high of $6.70/mmBtu in February 2022.
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
We have been providing rig counts to the public since 1944. We gather all relevant data through our field service personnel, who obtain the necessary data from routine visits to the various rigs, customers, contractors and other outside sources as necessary. We base the classification of a well as either oil or natural gas primarily upon filings made by operators in the relevant jurisdiction. This data is then compiled and distributed to various wire services and trade associations and is published on our website. We believe the counting process and resulting data is reliable; however, it is subject to our ability to obtain accurate and timely information. Rig counts are compiled weekly for the U.S. and Canada and monthly for all international rigs. Published international rig counts do not include rigs drilling in certain locations, such as the Russia Caspian region, and onshore China because this information is not readily available.
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
Baker Hughes Holdings LLC 2022 First Quarter Form 10-Q | 24

being used in non-drilling activities including production testing, completion and workover, and are not expected to be significant consumers of drill bits.
The rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended March 31,
	2022	2021	% Change
North America	831	538	54%
International	823	698	18%
Worldwide	1,654	1,236	34%
The worldwide rig count was 1,654 for the first quarter of 2022, an increase of 34% as compared to the same period last year primarily due to an increase in North America.
Within North America, the increase was primarily driven by the U.S. rig count, which was up 61% when compared to the same period last year, and an increase in the Canada rig count, which was up 37% when compared to the same period last year. Internationally, the rig count increase was driven primarily by increases in the Africa and Latin America regions of 52% and 28%, respectively.
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
The performance of our operating segments is evaluated based on segment operating income (loss), which is defined as income (loss) before income taxes and before the following: net interest expense, net other non-operating loss, corporate expenses, restructuring, impairment and other charges, goodwill and inventory impairments, separation-related costs, and certain gains and losses not allocated to the operating segments.
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
(Inflation)/Deflation: (Inflation)/deflation is defined as the increase or decrease in direct and indirect costs of the same type for an equal amount of volume. It is calculated as the year-over-year change in cost (i.e. price paid) of direct material, compensation and benefits and overhead costs.
Baker Hughes Holdings LLC 2022 First Quarter Form 10-Q | 25

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
Orders and Remaining Performance Obligations
Orders: For the three months ended March 31, 2022, we recognized orders of $6.8 billion, an increase of $2.3 billion, or 51%, from the three months ended March 31, 2021. Equipment orders were up $2 billion, and service orders were up $0.3 billion, or 10%. The increase in orders was driven by higher order intake in all segments.
Remaining Performance Obligations (RPO): As of March 31, 2022, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $25.8 billion.
Revenue and Operating Income (Loss)
Revenue and operating income (loss) for each of our four operating segments is provided below.

	Three Months Ended March 31,		$ Change
	2022	2021
Segment revenue:
Oilfield Services	$2,489	$2,200	$289
Oilfield Equipment	528	628	(100)
Turbomachinery & Process Solutions	1,345	1,485	(140)
Digital Solutions	474	470	4
Total	$4,835	$4,782	$53

	Three Months Ended March 31,		$ Change
	2022	2021
Segment operating income (loss):
Oilfield Services	$221	$143	$78
Oilfield Equipment	(8)	4	(12)
Turbomachinery & Process Solutions	226	207	19
Digital Solutions	15	24	(9)
Total segment operating income	453	379	74
Corporate	(105)	(109)	4
Restructuring, impairment and other	(61)	(80)	19
Separation related	(9)	(27)	18
Operating income	279	164	115
Other non-operating loss, net	(28)	(626)	598
Interest expense, net	(64)	(74)	10
Income (loss) before income taxes	187	(536)	723
Provision for income taxes	(95)	(83)	(12)
Net income (loss)	$92	$(619)	$711
Baker Hughes Holdings LLC 2022 First Quarter Form 10-Q | 26

Segment Revenues and Segment Operating Income (Loss)
First Quarter of 2022 Compared to the First Quarter of 2021
Revenue increased $53 million, or 1%, driven by higher volume in OFS and DS, partially offset by lower volume in TPS and OFE. OFS increased $289 million and DS increased $4 million, partially offset by TPS which decreased $140 million and OFE which decreased $100 million.
Total segment operating income increased $74 million. The increase was driven by OFS which increased $78 million and TPS which increased $19 million, partially offset by OFE which decreased $12 million and DS which decreased $9 million.
Oilfield Services
OFS revenue of $2,489 million increased $289 million, or 13%, in the first quarter of 2022 compared to the first quarter of 2021, as a result of increased activity in North America and internationally, as evidenced by an increase in the global rig count. North America revenue was $786 million in the first quarter of 2022, an increase of $161 million from the first quarter of 2021. International revenue was $1,703 million in the first quarter of 2022, an increase of $128 million from the first quarter of 2021, driven by the Latin America, Middle East, Sub-Sahara Africa and Asia Pacific regions, partially offset by declines in the Europe and Russia Caspian regions.
OFS segment operating income was $221 million in the first quarter of 2022 compared to $143 million in the first quarter of 2021. The increase in income was primarily driven by higher volume and price, partially offset by logistics and commodity cost inflation.
Oilfield Equipment
OFE revenue of $528 million decreased $100 million, or 16%, in the first quarter of 2022 compared to the first quarter of 2021. The decrease was primarily driven by lower volume in the subsea production systems and surface pressure control projects businesses, and from the removal of subsea drilling systems business from the consolidated OFE operations in the fourth quarter of 2021 due to the formation of a joint venture, partially offset by higher volume in the services and flexible pipe businesses.
OFE segment operating loss was $8 million in the first quarter of 2022 compared to segment operating income of $4 million in the first quarter of 2021. The decrease in income was primarily driven by lower volume.
Turbomachinery & Process Solutions
TPS revenue of $1,345 million decreased $140 million, or 9%, in the first quarter of 2022 compared to the first quarter of 2021. The decrease was driven by lower equipment and projects revenue, partially offset by higher volume in industrial valves, pumps and gears, and services. Equipment revenue was down 26% and service revenue was up 6% when compared to the prior year. Equipment revenue in the quarter represented 39% and service revenue represented 61% of total segment revenue.
TPS segment operating income was $226 million in the first quarter of 2022 compared to $207 million in the first quarter of 2021. The increase in income was primarily driven by favorable business mix and increased cost productivity.
Digital Solutions
DS revenue of $474 million increased $4 million, or 1%, in the first quarter of 2022 compared to the first quarter of 2021, mainly driven by higher volume in the Precision Sensors and Instrumentation and Waygate Technologies businesses, partially offset by declines in the Process and Pipeline Services, Nexus Control and Bently Nevada businesses. DS revenue growth continues to be affected by supply chain constraints that impacted product deliveries.
Baker Hughes Holdings LLC 2022 First Quarter Form 10-Q | 27

DS segment operating income was $15 million in the first quarter of 2022 compared to $24 million in the first quarter of 2021. The decrease in profitability was primarily driven by lower cost productivity and inflationary pressure.
Corporate
In the first quarter of 2022, corporate expenses were $105 million compared to $109 million in the first quarter of 2021. The decrease of $4 million was primarily driven by cost efficiencies and past restructuring actions.
Restructuring, Impairment and Other
In the first quarter of 2022, we recognized $61 million of restructuring, impairment and other items, compared to $80 million in the first quarter of 2021. The charges in the first quarter of 2022 primarily relate to our TPS segment for a write-off of an equity method investment and the release of foreign currency translation adjustments for certain restructured product lines. The charges in the first quarter of 2021 primarily related to the continuation of activities from our 2020 restructuring plan.
Other Non-Operating Loss, Net
In the first quarter of 2022, we incurred $28 million of other non-operating losses. Included in this amount was a loss of $74 million related to marking our investment in C3 AI to fair value, and a gain of $85 million from marking our investment in ADNOC Drilling to fair value. For the first quarter of 2021, we incurred $626 million of other non-operating losses. Included in this amount was a loss of $788 million related to marking our investment in C3 AI to fair value, partially offset by the reversal of accruals of $121 million due to the settlement of certain legal matters.
Interest Expense, Net
In the first quarter of 2022, we incurred interest expense, net of interest income, of $64 million, which decreased $10 million compared to the first quarter of 2021. The reduction was driven by lower interest expense on a portion of our long-term borrowings, due to refinancing to lower interest rates, combined with higher interest income.
Income Taxes
In the first quarter of 2022, the provision for income taxes was $95 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to losses with no tax benefit due to valuation allowances and earnings in jurisdictions with tax rates higher than the U.S., partially offset by tax benefits related to uncertain tax positions. In addition, since we are a partnership for U.S. federal tax purposes, any tax benefits associated with U.S. losses are recognized by our Members and not reflected in our tax expense.
In the first quarter of 2021, the provision for income tax was $83 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to losses with no tax benefit due to valuation allowances.
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility in order to fund the requirements of our business. We continue to maintain solid financial strength and liquidity. At March 31, 2022, we had cash and cash equivalents of $3.2 billion compared to $3.8 billion at December 31, 2021.
In the U.S. we held cash and cash equivalents of approximately $1.1 billion and $1.6 billion and outside the U.S. of approximately $2.1 billion and $2.2 billion as of March 31, 2022 and December 31, 2021, respectively. A substantial portion of the cash held outside the U.S. at March 31, 2022 has been reinvested in active non-U.S. business operations. If we decide at a later date to repatriate those funds to the U.S., we may incur other additional taxes that would not be significant to the total tax provision.
We have a $3 billion committed unsecured revolving credit facility ("the Credit Agreement") with commercial banks maturing in December 2024. In addition, we have a commercial paper program with authorization up to $3
Baker Hughes Holdings LLC 2022 First Quarter Form 10-Q | 28

billion under which we may issue from time to time commercial paper with maturities of no more than 397 days. At March 31, 2022 and December 31, 2021, there were no borrowings under either the Credit Agreement or the commercial paper program.
Certain Senior Notes contain covenants that restrict our ability to take certain actions. See Note 9. "Borrowings" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report for further details. At March 31, 2022, we were in compliance with all debt covenants. Our next debt maturity is December 2023.
We continuously review our liquidity and capital resources. If market conditions were to change, for instance due to the uncertainty created by geopolitical events, a global pandemic or a significant decline in oil and gas prices, and our revenue was reduced significantly or operating costs were to increase significantly, our cash flows and liquidity could be negatively impacted. Additionally, it could cause the rating agencies to lower our credit ratings. There are no ratings triggers that would accelerate the maturity of any borrowings under our committed credit facility; however, a downgrade in our credit ratings could increase the cost of borrowings under the credit facility and could also limit or preclude our ability to issue commercial paper. Should this occur, we could seek alternative sources of funding, including borrowing under the credit facility.
During the three months ended March 31, 2022, we dispersed cash to fund a variety of activities including certain working capital needs, capital expenditures, distributions to Members, and repurchases of our Units.
Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the three months ended March 31:

(In millions)	2022	2021
Operating activities	$78	$662
Investing activities	(266)	(174)
Financing activities	(469)	(255)
Operating Activities
Our largest source of operating cash is payments from customers, of which the largest component is collecting cash related to our sales of products and services including advance payments or progress collections for work to be performed. The primary use of operating cash is to pay our suppliers, employees, tax authorities, and others for a wide range of goods and services.
Cash flows from operating activities generated cash of $78 million and $662 million for the three months ended March 31, 2022 and 2021, respectively.
For the three months ended March 31, 2022, cash generated from operating activities were primarily driven by net income adjusted for certain noncash items (including depreciation, amortization, and gains and losses on equity securities). Net working capital cash usage was $153 million for the three months ended March 31, 2022, mainly due to receivables, driven primarily by lower collections, and inventory as we build for revenue growth, partially offset by strong progress collections on equipment contracts.
For the three months ended March 31, 2021, cash generated from operating activities were primarily driven by net losses adjusted for certain noncash items (including depreciation, amortization, and a loss on equity securities) and working capital, which includes contract and other deferred assets. Net working capital generation was $376 million for the three months ended March 31, 2021, mainly due to receivables and inventory.
Investing Activities
Cash flows from investing activities used cash of $266 million and $174 million for the three months ended March 31, 2022 and 2021, respectively.
Our principal recurring investing activity is the funding of capital expenditures including property, plant and equipment and software, to support and generate revenue from operations. Expenditures for capital assets were
Baker Hughes Holdings LLC 2022 First Quarter Form 10-Q | 29

$268 million and $221 million for the three months ended March 31, 2022 and 2021, respectively. Proceeds from the sale of property, plant and equipment were $91 million and $41 million for the three months ended March 31, 2022 and 2021, respectively.
Financing Activities
Cash flows from financing activities used cash of $469 million and $255 million for the three months ended March 31, 2022 and 2021, respectively.
We had net repayments of debt and other borrowings of $11 million and $36 million for the three months ended March 31, 2022 and 2021, respectively.
We made distributions to our Members of $185 million and $187 million during the three months ended March 31, 2022 and 2021, respectively.
In 2021, Baker Hughes' Board of Directors authorized us to repurchase up to $2 billion of our Units. For the three months ended March 31, 2022, we repurchased and canceled 8.1 million Units for a total of $236 million.
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
Our capital expenditures can be adjusted and managed by us to match market demand and activity levels. We continue to believe that based on current market conditions, capital expenditures in 2022 are expected to be made at a rate that would equal up to 5% of annual revenue. The expenditures are expected to be used primarily for normal, recurring items necessary to support our business. We currently anticipate making income tax payments in the range of $525 million to $625 million in 2022.
Other Factors Affecting Liquidity
Customer receivables: In line with industry practice, we may bill our customers for services provided in arrears dependent upon contractual terms. In a challenging economic environment, we may experience delays in the payment of our invoices due to customers' lower cash flow from operations or their more limited access to credit markets. While historically there have not been material non-payment events, we attempt to mitigate this risk through working with our customers to restructure their debts. A customer's failure or delay in payment could have a material adverse effect on our short-term liquidity and results of operations. Our gross customer receivables in the U.S. were 14% and 13% as of March 31, 2022 and December 31, 2021, respectively. In Mexico, our gross customer receivables were 12% as of March 31, 2022 and December 31, 2021. No other country accounted for more than 10% of our gross customer receivables at these dates.
International operations: Our cash that is held outside the U.S. is 66% of the total cash balance as of March 31, 2022. We may not be able to use this cash quickly and efficiently due to exchange or cash controls that could make it challenging. As a result, our cash balance may not represent our ability to quickly and efficiently use this cash.
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
Baker Hughes Holdings LLC 2022 First Quarter Form 10-Q | 30

cash flow from operating activities when settled. We do not believe that changes in the availability of supply chain financing programs would have a material impact on our liquidity.
CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimation processes are consistent with those described in Item 7 of Part II, "Management's discussion and analysis of financial condition and results of operations" of our 2021 Annual Report.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, (each a "forward-looking statement"). All statements, other than historical facts, including statements regarding the presentation of the Company's operations in future reports and any assumptions underlying any of the foregoing, are forward-looking statements. Forward-looking statements concern future circumstances and results and other statements that are not historical facts and are sometimes identified by the words "may," "will," "should," "potential," "intend," "expect," "would," "seek," "anticipate," "estimate," "overestimate," "underestimate," "believe," "could," "project," "predict," "continue," "target", "goal" or other similar words or expressions. Forward-looking statements are based upon current plans, estimates and expectations that are subject to risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. The inclusion of such statements should not be regarded as a representation that such plans, estimates or expectations will be achieved. Important factors that could cause actual results to differ materially from such plans, estimates or expectations include, among others, the risk factors identified in the "Risk Factors" section of Part II of Item 1A of this report and Part 1 of Item 1A of our 2021 Annual Report and those set forth from time-to-time in other filings by the Company with the SEC. These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval (EDGAR) system at http://www.sec.gov.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting us, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” in our 2021 Annual Report. Our exposure to market risk has not changed materially since December 31, 2021.
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
There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Baker Hughes Holdings LLC 2022 First Quarter Form 10-Q | 31

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See discussion of legal proceedings in "Note 15. Commitments And Contingencies" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report, Item 3 of Part I of our 2021 Annual Report and Note 17 of the Notes to Consolidated Financial Statements included in Item 8 of our 2021 Annual Report.
ITEM 1A. RISK FACTORS
As of the date of this filing, in addition to the risk factors contained in the 2021 Annual Report, the Company and its operations are subject to the following risk factor:
OPERATIONAL RISKS
The ongoing conflict between Russia and Ukraine may adversely affect our business and results of operations.
Given the nature of our business and our global operations, the current conflict between Russia and Ukraine may adversely affect our business and results of operations. We announced the suspension of any new investments for our Russia operations. Further, the broader consequences of this conflict, which may include further sanctions that prohibit our ability to do business in Russia, embargoes, supply chain disruptions, regional instability and geopolitical shifts, and the extent of the conflict’s effect on our business and results of operations as well as the global economy, cannot be predicted.
The current conflict between Russia and Ukraine may also have the effect of heightening many other risks disclosed in our public filings, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on global macroeconomic conditions; increased volatility in the price and demand of oil and natural gas, increased exposure to cyberattacks; limitations in our ability to implement and execute our business strategy; risks to employees and contractors that we have in the region; disruptions in global supply chains; exposure to foreign currency fluctuations and potential nationalizations and assets seizures in Russia, constraints or disruption in the capital markets and our sources of liquidity; our potential inability to service our remaining performance obligations and potential contractual breaches and litigation.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
We have no mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K to report for the current quarter.
ITEM 5. OTHER INFORMATION
None.
Baker Hughes Holdings LLC 2022 First Quarter Form 10-Q | 32

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
Baker Hughes Holdings LLC 2022 First Quarter Form 10-Q | 33

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Baker Hughes Holdings LLC (Registrant)

Date:	April 20, 2022	By:	/s/ BRIAN WORRELL
Brian Worrell
Chief Financial Officer

Date:	April 20, 2022	By:	/s/ KURT CAMILLERI
Kurt Camilleri
Senior Vice President, Controller and Chief Accounting Officer
Baker Hughes Holdings LLC 2022 First Quarter Form 10-Q | 34