Form 10-Q
period 2022-09-30
Baker Hughes Holdings LLC
filed 2022-10-20
CIK 808362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Yes ☐ No ☑
As of October 13, 2022, the registrant had outstanding 1,008,467,549 common units. None of the common units are publicly traded.

Baker Hughes Holdings LLC

Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Baker Hughes Holdings LLC
Condensed Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit amounts)	2022	2021	2022	2021
Revenue:
Sales of goods	$3,084	$2,984	$8,710	$8,997
Sales of services	2,285	2,109	6,541	6,020
Total revenue	5,369	5,093	15,251	15,017

Costs and expenses:
Cost of goods sold	2,639	2,561	7,502	7,769
Cost of services sold	1,606	1,522	4,686	4,404
Selling, general and administrative	620	607	1,865	1,836
Restructuring, impairment and other	230	14	653	219
Separation related	5	11	23	53
Total costs and expenses	5,100	4,715	14,729	14,281
Operating income	269	378	522	736
Other non-operating loss, net	(60)	(102)	(657)	(791)
Interest expense, net	(65)	(67)	(188)	(205)
Income (loss) before income taxes	144	209	(323)	(260)
Provision for income taxes	(145)	(189)	(422)	(422)
Net income (loss)	(1)	20	(745)	(682)
Less: Net income attributable to noncontrolling interests	8	5	20	24
Net income (loss) attributable to Baker Hughes Holdings LLC	$(9)	$15	$(765)	$(706)

Cash distribution per common unit	$0.18	$0.18	$0.54	$0.54
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 1

Baker Hughes Holdings LLC
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Net income (loss)	$(1)	$20	$(745)	$(682)
Less: Net income attributable to noncontrolling interests	8	5	20	24
Net income (loss) attributable to Baker Hughes Holdings LLC	(9)	15	(765)	(706)
Other comprehensive income (loss):
Foreign currency translation adjustments	(321)	(158)	(474)	(51)
Cash flow hedges	—	(2)	1	(13)
Benefit plans	(27)	25	5	78
Other comprehensive income (loss)	(348)	(135)	(468)	14
Less: Other comprehensive income (loss) attributable to noncontrolling interests	1	(1)	(2)	(1)
Other comprehensive income (loss) attributable to Baker Hughes Holdings LLC	(349)	(134)	(466)	15
Comprehensive loss	(349)	(115)	(1,213)	(668)
Less: Comprehensive income attributable to noncontrolling interests	9	4	18	23
Comprehensive loss attributable to Baker Hughes Holdings LLC	$(358)	$(119)	$(1,231)	$(691)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 2

Baker Hughes Holdings LLC
Condensed Consolidated Statements of Financial Position
(Unaudited)

(In millions)	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2,848	$3,843
Current receivables, net	5,722	5,718
Inventories, net	4,111	3,979
All other current assets	1,790	1,582
Total current assets	14,471	15,122
Property, plant and equipment (net of accumulated depreciation of $4,961 and $5,003)	4,381	4,877
Goodwill	5,196	5,721
Other intangible assets, net	3,980	4,131
Contract and other deferred assets	1,526	1,598
All other assets	2,976	3,102
Deferred income taxes	701	735
Total assets	$33,231	$35,286
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,801	$3,745
Current portion of long-term debt	43	40
Progress collections and deferred income	3,262	3,232
All other current liabilities	2,415	2,163
Total current liabilities	9,521	9,180
Long-term debt	6,612	6,687
Deferred income taxes	119	73
Liabilities for pensions and other postretirement benefits	1,020	1,110
All other liabilities	1,500	1,510
Members' Equity:
Members' capital, common units, 1,019 and 1,026 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	34,560	35,589
Retained loss	(17,075)	(16,311)
Accumulated other comprehensive loss	(3,158)	(2,691)
Baker Hughes Holdings LLC equity	14,327	16,587
Noncontrolling interests	132	139
Total equity	14,459	16,726
Total liabilities and equity	$33,231	$35,286
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 3

Baker Hughes Holdings LLC
Condensed Consolidated Statements of Changes in Members' Equity
(Unaudited)

(In millions, except per unit amounts)	Members' Capital	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at December 31, 2021	$35,589	$(16,311)	$(2,691)	$139	$16,726
Comprehensive loss:
Net income (loss)		(765)		20	(745)
Other comprehensive loss			(466)	(2)	(468)
Regular cash distribution to Members ($0.54 per unit)	(552)				(552)
Repurchase and cancellation of common units	(727)				(727)
Baker Hughes stock-based compensation cost	155				155
Other	95	1	(1)	(25)	70
Balance at September 30, 2022	$34,560	$(17,075)	$(3,158)	$132	$14,459

(In millions, except per unit amounts)	Members' Capital	Retained Loss	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at June 30, 2022	$34,923	$(17,067)	$(2,809)	$108	$15,155
Comprehensive loss:
Net income (loss)		(9)		8	(1)
Other comprehensive income (loss)			(349)	1	(348)
Regular cash distribution to Members ($0.18 per unit)	(183)				(183)
Repurchase and cancellation of common units	(265)				(265)
Baker Hughes stock-based compensation cost	52				52
Other	33	1		15	49
Balance at September 30, 2022	$34,560	$(17,075)	$(3,158)	$132	$14,459
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 4

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
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 5

Baker Hughes Holdings LLC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2022	2021
Cash flows from operating activities:
Net loss	$(745)	$(682)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	806	832
Loss on assets held for sale	426	—
Loss on equity securities	164	955
Property, plant and equipment impairment, net	168	21
Inventory impairment	31	—
Changes in operating assets and liabilities:
Current receivables	(452)	319
Inventories	(626)	151
Accounts payable	263	(10)
Progress collections and deferred income	705	(157)
Contract and other deferred assets	(151)	178
Other operating items, net	408	(9)
Net cash flows from operating activities	997	1,598
Cash flows from investing activities:
Expenditures for capital assets	(720)	(590)
Proceeds from disposal of assets	189	178
Other investing items, net	(49)	200
Net cash flows used in investing activities	(580)	(212)
Cash flows from financing activities:
Net repayments of debt and other borrowings	(22)	(60)
Repayment of commercial paper	—	(832)
Distributions to Members	(552)	(563)
Repurchase of common units	(727)	(106)
Other financing items, net	4	(24)
Net cash flows used in financing activities	(1,297)	(1,585)
Effect of currency exchange rate changes on cash and cash equivalents	(115)	(9)
Decrease in cash and cash equivalents	(995)	(208)
Cash and cash equivalents, beginning of period	3,843	4,125
Cash and cash equivalents, end of period	$2,848	$3,917
Supplemental cash flows disclosures:
Income taxes paid, net of refunds	$395	$181
Interest paid	$190	$204
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 6

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF THE BUSINESS
Baker Hughes Holdings LLC, a Delaware limited liability company ("the Company", "BHH LLC", "we", "us", or "our") and the successor to Baker Hughes Incorporated ("BHI"), is an energy technology company with a diversified portfolio of technologies and services that span the energy and industrial value chain. As of September 30, 2022, General Electric ("GE") owns 0.7% of our common units and Baker Hughes Company ("Baker Hughes") owns directly or indirectly 99.3% of our common units (collectively, "the Members"). BHH LLC is a Securities and Exchange Commission ("SEC") Registrant with separate filing requirements with the SEC and its separate financial information can be obtained from www.sec.gov.
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
Cash and Cash Equivalents
As of September 30, 2022 and December 31, 2021, we had $611 million and $601 million, respectively, of cash held in bank accounts that cannot be readily released, transferred or otherwise converted into a currency that is regularly transacted internationally, due to lack of market liquidity, capital controls or similar monetary or exchange limitations limiting the flow of capital out of the jurisdiction. These funds are available to fund operations and growth in these jurisdictions, and we do not currently anticipate a need to transfer these funds to the U.S.
NEW ACCOUNTING STANDARDS TO BE ADOPTED
New accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 7

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 2. REVENUE RELATED TO CONTRACTS WITH CUSTOMERS
DISAGGREGATED REVENUE
We disaggregate our revenue from contracts with customers by primary geographic markets.

	Three Months Ended September 30,		Nine Months Ended September 30,
Total Revenue	2022	2021	2022	2021
U.S.	$1,286	$1,199	$3,611	$3,337
Non-U.S.	4,083	3,894	11,640	11,680
Total	$5,369	$5,093	$15,251	$15,017
REMAINING PERFORMANCE OBLIGATIONS
As of September 30, 2022 and 2021, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $24.7 billion and $23.5 billion, respectively. As of September 30, 2022, we expect to recognize revenue of approximately 55%, 68% and 87% of the total remaining performance obligations within 2, 5, and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.
NOTE 3. CURRENT RECEIVABLES
Current receivables are comprised of the following:

	September 30, 2022	December 31, 2021
Customer receivables	$4,655	$4,724
Related parties	168	548
Other	1,242	846
Total current receivables	6,065	6,118
Less: Allowance for credit losses	(343)	(400)
Total current receivables, net	$5,722	$5,718
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
NOTE 4. INVENTORIES
Inventories, net of reserves of $398 million and $374 million as of September 30, 2022 and December 31, 2021, respectively, are comprised of the following:

	September 30, 2022	December 31, 2021
Finished goods	$2,197	$2,228
Work in process and raw materials	1,914	1,751
Total inventories, net	$4,111	$3,979
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 8

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
GOODWILL
The changes in the carrying value of goodwill are detailed below by segment:

	Oilfield Services	Oilfield Equipment	Turbo- machinery & Process Solutions	Digital Solutions	Total
Balance at December 31, 2020, gross	$15,362	$4,162	$2,234	$2,452	$24,210
Accumulated impairment at December 31, 2020	(14,061)	(4,156)	—	(254)	(18,471)
Balance at December 31, 2020	1,301	6	2,234	2,198	5,739
Currency exchange and other	10	(3)	(62)	37	(18)
Balance at December 31, 2021	1,311	3	2,172	2,235	5,721
Currency exchange, impairment and other	3	(3)	(92)	(41)	(133)
Total	1,314	—	2,080	2,194	5,588
Classified as held for sale (1)	(161)	—	—	(231)	(392)
Balance at September 30, 2022	$1,153	$—	$2,080	$1,963	$5,196
(1)The reduction in Oilfield Services ("OFS") and Digital Solutions ("DS") goodwill relates to transferring our OFS Russia business and DS Nexus Controls business to held for sale, respectively. See "Note 17. Businesses Held for Sale" for further information.
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
During the third quarter of 2022, we completed our annual impairment test and determined that the fair value was substantially in excess of the carrying value for each reporting unit except for Oilfield Equipment resulting in an immaterial impairment of the residual amount of goodwill for this reporting unit. There can be no assurances that future sustained declines in macroeconomic or business conditions affecting our industry will not occur, which could result in goodwill impairment charges in future periods.
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 9

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
OTHER INTANGIBLE ASSETS
Intangible assets are comprised of the following:

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$1,789	$(701)	$1,088	$1,922	$(752)	$1,170
Technology	1,089	(763)	326	1,090	(747)	343
Trade names and trademarks	288	(174)	114	292	(169)	123
Capitalized software	1,249	(999)	250	1,311	(1,057)	254
Finite-lived intangible assets	4,415	(2,637)	1,778	4,615	(2,725)	1,890
Indefinite-lived intangible assets	2,202	—	2,202	2,241	—	2,241
Total intangible assets (1)	$6,617	$(2,637)	$3,980	$6,856	$(2,725)	$4,131
(1)During the three and nine months ended September 30, 2022, we recorded intangible asset impairments to customer relationships of $12 million and capitalized software of $5 million. See "Note 16. Restructuring, Impairment and Other" for further information.
Intangible assets are generally amortized on a straight-line basis with estimated useful lives ranging from 1 to 35 years. Amortization expense for the three months ended September 30, 2022 and 2021 was $54 million and $59 million, respectively, and $164 million and $193 million for the nine months ended September 30, 2022 and 2021, respectively.
Estimated amortization expense for the remainder of 2022 and each of the subsequent five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
Remainder of 2022	$54
2023	207
2024	194
2025	154
2026	109
2027	87
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 10

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 6. CONTRACT AND OTHER DEFERRED ASSETS
Our long-term product service agreements relate to our Turbomachinery & Process Solutions segment. Contract assets reflect revenue earned in excess of billings on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements and other deferred contract related costs. Contract assets are comprised of the following:

	September 30, 2022	December 31, 2021
Long-term product service agreements	$408	$589
Long-term equipment contracts (1)	965	825
Contract assets (total revenue in excess of billings)	1,373	1,414
Deferred inventory costs	124	156
Non-recurring engineering costs	29	28
Contract and other deferred assets	$1,526	$1,598
(1)Reflects revenue earned in excess of billings on our long-term contracts to construct technically complex equipment and certain other service agreements.
Revenue recognized during the three months ended September 30, 2022 and 2021 from performance obligations satisfied (or partially satisfied) in previous periods related to our long-term service agreements was $2 million and $9 million, respectively, and $14 million and $18 million during the nine months ended September 30, 2022 and 2021, respectively. This includes revenue recognized from revisions to cost or billing estimates that may affect a contract’s total estimated profitability resulting in an adjustment of earnings.
NOTE 7. PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract liabilities include progress collections, which reflects billings in excess of revenue, and deferred income on our long-term contracts to construct technically complex equipment, long-term product maintenance or extended warranty arrangements. Contract liabilities are comprised of the following:

	September 30, 2022	December 31, 2021
Progress collections	$3,144	$3,108
Deferred income	118	124
Progress collections and deferred income (contract liabilities)	$3,262	$3,232
Revenue recognized during the three months ended September 30, 2022 and 2021 that was included in the contract liabilities at the beginning of the period was $467 million and $448 million, respectively, and $1,720 million and $2,033 million during the nine months ended September 30, 2022 and 2021, respectively.
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 11

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 8. LEASES
Our leasing activities primarily consist of operating leases for administrative offices, manufacturing facilities, research centers, service centers, sales offices and certain equipment.

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Lease Expense	2022	2021	2022	2021
Long-term fixed lease	$65	$64	$190	$192
Long-term variable lease	14	7	36	24
Short-term lease	127	119	351	328
Total operating lease expense	$206	$190	$577	$544
Cash flows used in operating activities for operating leases approximates our expense for the three and nine months ended September 30, 2022 and 2021.
The weighted-average remaining lease term as of September 30, 2022 and December 31, 2021 was approximately eight years and nine years for our operating leases, respectively. The weighted-average discount rate used to determine the operating lease liability as of September 30, 2022 and December 31, 2021 was 3.2% and 3.3%, respectively.
NOTE 9. BORROWINGS
The Company's borrowings are comprised of the following:

	September 30, 2022	December 31, 2021
Current borrowings
Other borrowings	$43	$40

Long-term borrowings
1.231% Senior Notes due December 2023	648	647
8.55% Debentures due June 2024	115	118
2.061% Senior Notes due December 2026	597	597
3.337% Senior Notes due December 2027	1,275	1,335
6.875% Notes due January 2029	275	279
3.138% Senior Notes due November 2029	523	522
4.486% Senior Notes due May 2030	497	497
5.125% Senior Notes due September 2040	1,288	1,292
4.080% Senior Notes due December 2047	1,337	1,337
Other long-term borrowings	57	63
Total long-term borrowings	6,612	6,687
Total borrowings	$6,655	$6,727
The estimated fair value of total borrowings at September 30, 2022 and December 31, 2021 was $5,696 million and $7,328 million, respectively. For a majority of our borrowings the fair value was determined using quoted period-end market prices. Where market prices are not available, we estimate fair values based on valuation methodologies using current market interest rate data adjusted for our non-performance risk.
BHH LLC has a $3 billion committed unsecured revolving credit facility ("the Credit Agreement") with commercial banks maturing in December 2024. In addition, we have a commercial paper program with
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 12

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
authorization up to $3 billion under which we may issue from time to time commercial paper with maturities of no more than 397 days. At September 30, 2022 and December 31, 2021, there were no borrowings under either the Credit Agreement or the commercial paper program.
Baker Hughes Co-Obligor, Inc. is a co-obligor, jointly and severally with BHH LLC on our long-term debt securities. This co-obligor is a 100%-owned finance subsidiary of BHH LLC that was incorporated for the sole purpose of serving as a corporate co-obligor of long-term debt securities and has no assets or operations other than those related to its sole purpose. As of September 30, 2022, Baker Hughes Co-Obligor, Inc. is a co-obligor of our long-term debt securities totaling $6,555 million.
Certain Senior Notes contain covenants that restrict BHH LLC's ability to take certain actions, including, but not limited to, the creation of certain liens securing debt, the entry into certain sale-leaseback transactions, and engaging in certain merger, consolidation and asset sale transactions in excess of specified limits. At September 30, 2022, we were in compliance with all debt covenants.
NOTE 10. INCOME TAXES
For the three and nine months ended September 30, 2022, the provision for income taxes was $145 million and $422 million, respectively. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to losses with no tax benefit due to valuation allowances, restructuring charges for which a majority has no tax benefit, and earnings in jurisdictions with tax rates higher than the U.S. In addition, since we are a partnership for U.S. federal tax purposes, any tax benefits associated with U.S. losses are recognized by our Members and not reflected in our tax expense.
For the three and nine months ended September 30, 2021, the provision for income taxes was $189 million and $422 million, respectively. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to losses with no tax benefit due to valuation allowances and changes in unrecognized tax benefits related to uncertain tax positions.
NOTE 11. MEMBERS' EQUITY
COMMON UNITS
The BHH LLC Agreement provides that initially there is one class of common units ("Units"), which are currently held by the Members. If Baker Hughes issues a share of Class A common stock, including in connection with an equity incentive or similar plan, we will also issue a corresponding Unit to Baker Hughes or one of its direct subsidiaries. For the nine months ended September 30, 2022 and 2021, we issued 9,069 thousand and 7,204 thousand Units, respectively, to Baker Hughes or one of its direct subsidiaries in connection with the issuance of its Class A common stock. The Members are entitled through their Units to receive distributions on an equal amount of any dividend paid by Baker Hughes to its Class A shareholders.
In 2021, Baker Hughes' Board of Directors authorized us to repurchase up to $2 billion of our Units. We expect to fund the repurchase program from cash generated from operations, and we expect to make Unit repurchases from time to time subject to the Company's capital plan, market conditions, and other factors, including regulatory restrictions. The repurchase program may be suspended or discontinued at any time and does not have a specified expiration date. During the three and nine months ended September 30, 2022, we repurchased and canceled 10.7 million and 25.5 million Units for $265 million and $727 million, representing an average price per Unit of $24.79 and $28.47, respectively. For the three months ended September 30, 2022, this includes 0.2 million Units totaling $7 million that were repurchased in June 2022 but not settled and canceled until July 2022. During the three months ended September 30, 2021, we repurchased and canceled 4.4 million Units for $106 million, representing an average price per Unit of $23.98. As of September 30, 2022, we had authorization remaining to repurchase up to approximately $0.8 billion of our Units.
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 13

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents the changes in the number of Units outstanding (in thousands):

	Units Held by Baker Hughes		Units Held by GE
	2022	2021	2022	2021
Balance at January 1	909,142	723,999	116,548	311,433
Issue of Units to Baker Hughes under equity incentive plan	9,069	7,204	—	—
Exchange of Units (1)	109,548	132,706	(109,548)	(132,706)
Repurchase and cancellation of Units	(25,532)	(4,430)	—	—
Balance at September 30	1,002,227	859,480	7,000	178,726
(1)When shares of Class B common stock, together with associated Units, are exchanged for shares of Class A common stock pursuant to the Exchange Agreement, such shares of Class B common stock, together with associated Units, are canceled.
ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL)
The following tables present the changes in accumulated other comprehensive loss, net of tax:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2021	$(2,398)	$(12)	$(281)	$(2,691)
Other comprehensive income before reclassifications	(509)	(2)	(1)	(512)
Amounts reclassified from accumulated other comprehensive loss	35	3	19	57
Deferred taxes	—	—	(13)	(13)
Other comprehensive income (loss)	(474)	1	5	(468)
Less: Other comprehensive loss attributable to noncontrolling interests	(2)	—	—	(2)
Less: Other adjustments	—	—	1	1
Balance at September 30, 2022	$(2,870)	$(11)	$(277)	$(3,158)
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 14

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Benefit Plans	Accumulated Other Comprehensive Loss
Balance at December 31, 2020	$(2,096)	$5	$(451)	$(2,542)
Other comprehensive income (loss) before reclassifications	(82)	(6)	47	(41)
Amounts reclassified from accumulated other comprehensive loss	31	(7)	32	56
Deferred taxes	—	—	(1)	(1)
Other comprehensive income (loss)	(51)	(13)	78	14
Less: Other comprehensive loss attributable to noncontrolling interests	(1)			(1)
Balance at September 30, 2021	$(2,146)	$(8)	$(373)	$(2,527)
The amounts reclassified from accumulated other comprehensive loss during the nine months ended September 30, 2022 and 2021 represent (i) gains (losses) reclassified on cash flow hedges when the hedged transaction occurs, (ii) the amortization of net actuarial gain (loss), prior service credit, settlements, and curtailments which are included in the computation of net periodic pension cost, and (iii) the release of foreign currency translation adjustments (see "Note 16. Restructuring, Impairment, and Other" for additional details).
NOTE 12. FINANCIAL INSTRUMENTS
RECURRING FAIR VALUE MEASUREMENTS
Our assets and liabilities measured at fair value on a recurring basis consists of derivative instruments and investment securities.

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Net Balance	Level 1	Level 2	Level 3	Net Balance
Assets
Derivatives	$—	$60	$—	$60	$—	$29	$—	$29
Investment securities	848	—	1	849	1,033	—	8	1,041
Total assets	848	60	1	909	1,033	29	8	1,070

Liabilities
Derivatives	—	(119)	—	(119)	—	(49)	—	(49)
Total liabilities	$—	$(119)	$—	$(119)	$—	$(49)	$—	$(49)
There were no transfers to, or from, Level 3 during the nine months ended September 30, 2022.
The following table provides a reconciliation of recurring Level 3 fair value measurements for investment securities:

	2022	2021
Balance at January 1	$8	$30
Proceeds at maturity	(7)	(21)
Balance at September 30	$1	$9
The most significant unobservable input used in the valuation of our Level 3 instruments is the discount rate. Discount rates are determined based on inputs that market participants would use when pricing investments, including credit and liquidity risk. An increase in the discount rate would result in a decrease in the fair value of our
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 15

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
investment securities. There are no unrealized gains or losses recognized in the condensed consolidated statement of income (loss) on account of any Level 3 instrument still held at the reporting date.

	September 30, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investment securities (1)
Non-U.S. debt securities (2)	$1	$—	$—	$1	$8	$—	$—	$8
Equity securities	556	292	—	848	579	455	(1)	1,033
Total	$557	$292	$—	$849	$587	$455	$(1)	$1,041
(1)Losses recorded to earnings related to these securities were $52 million and $141 million for the three months ended September 30, 2022 and 2021, respectively, and $170 million and $954 million for the nine months ended September 30, 2022 and 2021, respectively.
(2)As of September 30, 2022 and December 31, 2021, our non-U.S. debt securities are classified as available for sale securities and mature within one year.
As of September 30, 2022 and December 31, 2021, our equity securities with readily determinable fair values are comprised primarily of our investment in C3.ai, Inc. ("C3 AI") of $108 million and $270 million, respectively, and ADNOC Drilling of $738 million and $741 million, respectively. We measured our investments to fair value based on quoted prices in active markets.
As of September 30, 2022 and December 31, 2021, our investment in C3 AI consists of 8,650,476 shares, of C3 AI Class A common stock ("C3 AI Shares"). There were no C3 AI Shares sold during the three and nine months ended September 30, 2022 and the three months ended September 30, 2021. During the nine months ended September 30, 2021, we sold approximately 2.2 million of C3 AI Shares and received proceeds of $145 million. For the three months ended September 30, 2022 and 2021, we recorded a loss of $50 million and $140 million, respectively, and for the nine months ended September 30, 2022 and 2021, we recorded a loss of $162 million and $955 million, respectively, from the net change in fair value of our investment in C3 AI, which is reported in “Other non-operating loss, net” in our condensed consolidated statements of income (loss).
As of September 30, 2022 and December 31, 2021, our investment in ADNOC Drilling consists of 800,000,000 shares. We recorded a loss of $2 million for both the three and nine months ended September 30, 2022, from the net change in fair value of our investment in ADNOC Drilling, which is reported in “Other non-operating loss, net” in our condensed consolidated statements of income (loss).
As of September 30, 2022 and December 31, 2021, $849 million and $1,041 million of total investment securities are recorded in "All other current assets," respectively.
FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
Our financial instruments include cash and cash equivalents, current receivables, certain investments, accounts payable, short and long-term debt, and derivative financial instruments. Except for long-term debt, the estimated fair value of these financial instruments as of September 30, 2022 and December 31, 2021 approximates their carrying value as reflected in our condensed consolidated financial statements. For further information on the fair value of our debt, see "Note 9. Borrowings."
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 16

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
DERIVATIVES AND HEDGING
We use derivatives to manage our risks and do not use derivatives for speculation. The table below summarizes the fair value of all derivatives, including hedging instruments and embedded derivatives.

	September 30, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Derivatives accounted for as hedges
Currency exchange contracts	$—	$(2)	$—	$(3)
Interest rate swap contracts	—	(70)	—	(10)

Derivatives not accounted for as hedges
Currency exchange contracts and other	60	(47)	29	(36)
Total derivatives	$60	$(119)	$29	$(49)
Derivatives are classified in the condensed consolidated statements of financial position depending on their respective maturity date. As of September 30, 2022 and December 31, 2021, $59 million and $28 million of derivative assets are recorded in "All other current assets" and $1 million and $1 million are recorded in "All other assets" in the condensed consolidated statements of financial position, respectively. As of September 30, 2022 and December 31, 2021, $46 million and $39 million of derivative liabilities are recorded in "All other current liabilities" and $73 million and $10 million are recorded in "All other liabilities" of the condensed consolidated statements of financial position, respectively.
FORMS OF HEDGING
Cash Flow Hedges
We use cash flow hedging primarily to reduce or eliminate the effects of foreign exchange rate changes on purchase and sale contracts. Accordingly, the vast majority of our derivative activity in this category consists of currency exchange contracts. Changes in the fair value of cash flow hedges are recorded in a separate component of equity (referred to as "Accumulated Other Comprehensive Income", or "AOCI") and are recorded in earnings in the period in which the hedged transaction occurs. See "Note 11. Members' Equity" for further information on activity in AOCI for cash flow hedges. As of September 30, 2022 and December 31, 2021, the maximum term of derivative instruments that hedge forecasted transactions was one year.
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
As of September 30, 2022 and December 31, 2021, we had interest rate swaps with a notional amount of $500 million that converted a portion of our $1,350 million aggregate principal amount of 3.337% fixed rate Senior Notes due 2027 into a floating rate instrument with an interest rate based on a LIBOR index as a hedge of its exposure to changes in fair value that are attributable to interest rate risk. We concluded that the interest rate swap met the criteria necessary to qualify for the short-cut method of hedge accounting, and as such, an assumption is made that the change in the fair value of the hedged debt, due to changes in the benchmark rate, exactly offsets the change in the fair value of the interest rate swaps. Therefore, the derivative is considered to be effective at achieving offsetting changes in the fair value of the hedged liability, and no ineffectiveness is recognized. The mark-to-market of this fair value hedge is recorded as gains or losses in interest expense and is equally offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense.
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 17

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
Economic Hedges
These derivatives are not designated as hedges from an accounting standpoint (and therefore we do not apply hedge accounting to the relationship) but otherwise serve the same economic purpose as other hedging arrangements. Economic hedges are marked to fair value through earnings each period.
The following table summarizes the gains (losses) from derivatives not designated as hedges in the condensed consolidated statements of income (loss):

Derivatives not designated as hedging instruments	Condensed consolidated statement of income caption	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Currency exchange contracts (1)	Cost of goods sold	$6	$(2)	$(4)	$7
Currency exchange contracts	Cost of services sold	22	8	36	—
Commodity derivatives	Cost of goods sold	(10)	—	(7)	5
Other derivatives	Other non-operating loss, net	—	—	2	—
Total (2)		$18	$6	$27	$12
(1)Excludes gains of $14 million and $2 million on embedded derivatives for the three months ended September 30, 2022 and 2021, respectively, and gains of $14 million and $5 million during the nine months ended September 30, 2022 and 2021, respectively, as embedded derivatives are not considered to be hedging instruments in our economic hedges.
(2)The effect on earnings of derivatives not designated as hedges is substantially offset by the change in fair value of the economically hedged items in the current and future periods.
NOTIONAL AMOUNT OF DERIVATIVES
The notional amount of a derivative is the number of units of the underlying. A substantial majority of the outstanding notional amount of $3.7 billion and $3.9 billion at September 30, 2022 and December 31, 2021, respectively, is related to hedges of anticipated sales and purchases in foreign currency, commodity purchases, changes in interest rates, and contractual terms in contracts that are considered embedded derivatives and for intercompany borrowings in foreign currencies. We generally disclose derivative notional amounts on a gross basis to indicate the total counterparty risk. Where we have gross purchase and sale derivative contracts for a particular currency, we look to execute these contracts with the same counterparty to reduce our exposure. The notional amount of these derivative instruments do not generally represent cash amounts exchanged by us and the counterparties, but rather the nominal amount upon which changes in the value of the derivatives are measured.
COUNTERPARTY CREDIT RISK
Fair values of our derivatives can change significantly from period to period based on, among other factors, market movements and changes in our positions. We manage counterparty credit risk (the risk that counterparties will default and not make payments to us according to the terms of our agreements) on an individual counterparty basis.
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 18

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
NOTE 13. SEGMENT INFORMATION
As of September 30, 2022, our reportable segments, which are the same as our operating segments, are organized based on the nature of markets and customers. We report our operating results through our four operating segments that consist of similar products and services within each segment. These products and services operate across upstream oil and gas and broader energy and industrial markets.
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
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 19

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment revenue	2022	2021	2022	2021
Oilfield Services	$2,842	$2,419	$8,019	$6,976
Oilfield Equipment	561	603	1,630	1,867
Turbomachinery & Process Solutions	1,438	1,562	4,076	4,675
Digital Solutions	528	510	1,526	1,499
Total	$5,369	$5,093	$15,251	$15,017
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment income (loss) before income taxes	2022	2021	2022	2021
Oilfield Services	$330	$190	$812	$505
Oilfield Equipment	(6)	14	(26)	45
Turbomachinery & Process Solutions	262	278	705	705
Digital Solutions	20	26	53	75
Total segment	606	508	1,544	1,330
Corporate	(103)	(105)	(316)	(324)
Inventory impairment (1)	—	—	(31)	—
Restructuring, impairment and other	(230)	(14)	(653)	(219)
Separation related	(5)	(11)	(23)	(53)
Other non-operating loss, net	(60)	(102)	(657)	(791)
Interest expense, net	(65)	(67)	(188)	(205)
Income (loss) before income taxes	$144	$209	$(323)	$(260)
(1)Inventory impairments are reported in the "Cost of goods sold" caption of the condensed consolidated statements of income (loss).
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 20

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents depreciation and amortization by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
Segment depreciation and amortization	2022	2021	2022	2021
Oilfield Services	$185	$183	$587	$578
Oilfield Equipment	20	22	60	81
Turbomachinery & Process Solutions	28	30	87	90
Digital Solutions	16	22	57	66
Total segment	249	257	791	815
Corporate	5	5	15	17
Total	$254	$262	$806	$832
OTHER EVENTS
In the third quarter of 2022, we announced a restructuring and reorganization effective October 1, 2022, to create two reportable segments focused on different growth profiles and designed to simplify our operations and enhance profitability while positioning the Company for strategic optionality. These two reportable segments, which will be the same as our operating segments, are detailed below:
Oilfield Services & Equipment (“OFSE”) integrates the current Oilfield Services and Oilfield Equipment segments.
Industrial & Energy Technology (“IET”) integrates the current Turbomachinery & Process Solutions and Digital Solutions segments.
NOTE 14. RELATED PARTY TRANSACTIONS
RELATED PARTY TRANSACTIONS WITH GE
During the second quarter of 2022, GE's ownership interest in us was reduced to less than 5%. As a result, considering all aspects of our relationship with GE, as of June 30, 2022, we no longer consider GE a related party. Below we provide our disclosures for purchases and sales with GE through June 30, 2022.
We had purchases with GE and its affiliates of $293 million during the six months ended June 30, 2022, and $232 million and $567 million during the three and nine months ended September 30, 2021, respectively. In addition, we sold products and services to GE and its affiliates for $83 million during the six months ended June 30, 2022, and $46 million and $131 million during the three and nine months ended September 30, 2021, respectively.
OTHER RELATED PARTIES
We have an aeroderivative joint venture ("Aero JV") we formed with GE in 2019. The Aero JV is jointly controlled by GE and us, each with ownership interest of 50%, and therefore, we do not consolidate the JV nor does GE. We had purchases with the Aero JV of $106 million and $134 million during the three months ended September 30, 2022 and 2021, respectively, and $360 million and $421 million during the nine months ended September 30, 2022 and 2021, respectively. We have $51 million and $86 million of accounts payable at September 30, 2022 and December 31, 2021, respectively, for goods and services provided by the Aero JV in the ordinary course of business. Sales of products and services and related receivables with the Aero JV were immaterial for the three and nine months ended September 30, 2022 and 2021.
The Company also has $166 million and $67 million of current receivables at September 30, 2022 and December 31, 2021, respectively, from Baker Hughes.
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 21

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
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 22

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
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 23

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
OTHER
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, such as surety bonds for performance, letters of credit and other bank issued guarantees. We also provide a guarantee to GE Capital on behalf of a customer who entered into a financing arrangement with GE Capital. Total off-balance sheet arrangements were approximately $4.3 billion at September 30, 2022. It is not practicable to estimate the fair value of these financial instruments. As of September 30, 2022, none of the off-balance sheet arrangements either has, or is likely to have, a material effect on our financial position, results of operations or cash flows.
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
NOTE 16. RESTRUCTURING, IMPAIRMENT AND OTHER
We recorded restructuring, impairment and other charges of $230 million and $653 million during the three and nine months ended September 30, 2022, respectively, and $14 million and $219 million during the three and nine months ended September 30, 2021, respectively.
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 24

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
RESTRUCTURING AND IMPAIRMENT CHARGES
We recorded restructuring and impairment charges of $146 million and $174 million for the three and nine months ended September 30, 2022, respectively. The charges relate primarily to employee termination expenses driven by actions taken by the Company to facilitate the reorganization into two segments that is effective October 1, 2022. In addition, property, plant and equipment ("PP&E") impairments and other costs were recorded related to exit activities at specific locations in our OFE and OFS segments to align with our current market outlook and rationalize our manufacturing supply chain footprint. See "Note 13. Segment Information" for further information on the change in segments.
We recorded restructuring and impairment charges of $14 million and $144 million for the three and nine months ended September 30, 2021, respectively. These charges were predominately in our OFS segment and related primarily to employee termination expenses, and product line rationalization, including facility closures and related expenses such as PP&E impairments, and includes any gains on the dispositions of certain PP&E impaired as a consequence of previous exit activities.
The following table presents restructuring and impairment charges by the impacted segment, however, these charges are not included in the reported segment results:

	Three Months Ended September 30,		Nine Months Ended September 30,
Segments	2022	2021	2022	2021
Oilfield Services	$40	$14	$61	$119
Oilfield Equipment	62	3	58	4
Turbomachinery & Process Solutions	6	(3)	8	11
Digital Solutions	19	—	20	3
Corporate	19	—	27	7
Total	$146	$14	$174	$144
The following table presents restructuring and impairment charges by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
Charges by Type	2022	2021	2022	2021
Property, plant & equipment, net	$65	$(1)	$59	$21
Employee-related termination costs	77	1	106	94
Other incremental costs	4	14	9	29
Total	$146	$14	$174	$144
OTHER CHARGES
We recorded other charges of $84 million and $478 million for the three and nine months ended September 30, 2022, respectively.
Other charges for the three months ended September 30, 2022, were related to the impairment of certain long-lived assets, primarily PP&E of $62 million and intangibles of $17 million, in our OFE segment for the subsea production systems ("SPS") business due to a decrease in the estimated future cash flows driven by a decline in our long-term market outlook for this business.
Other charges for the nine months ended September 30, 2022, were primarily associated with our Russia operations that were recorded in the second quarter of 2022. As a result of the ongoing conflict between Russia and Ukraine that began in February of 2022, governments in the U.S., United Kingdom, European Union, and other
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 25

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
countries enacted sanctions against Russia and certain Russian interests. On March 19, 2022, we suspended any new investments in our Russia operations but attempted to continue to fulfill our contractual obligations while complying with all applicable laws and regulations. Over the course of the second quarter of 2022, we closely monitored the developments in Ukraine and Russia and changes to sanctions all of which continued to make ongoing operations increasingly complex and significantly more challenging. As a result, in the second quarter of 2022, we committed to a plan to sell our Oilfield Services Russia business. See “Note 17. Businesses Held for Sale” for further information. In addition, given that some of our activities are prohibited under applicable sanctions and almost all of our activities are unsustainable in the current environment, we took actions to suspend substantially all of our operational activities related to Russia. These actions resulted in other charges of $334 million recorded in the second quarter of 2022 primarily associated with the suspension of contracts including all our TPS LNG contracts, and the impairment of assets consisting primarily of contract assets, PP&E and reserve for accounts receivable. In addition to these charges, we recorded inventory impairments in the second quarter of 2022 of $31 million primarily in TPS as part of suspending our Russia operations, which are reported in the “Cost of goods sold” caption in the condensed consolidated statement of income (loss).
During the three months ended September 30, 2021, there were no other charges incurred. During the nine months ended September 30, 2021, we incurred other charges of $75 million primarily related to certain litigation matters in our TPS segment and the release of foreign currency translation adjustments for certain restructured product lines in our DS segment.
NOTE 17. BUSINESSES HELD FOR SALE
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
During the second quarter of 2022, the OFS Russia business met the criteria to be classified as held for sale and was measured and reported at the lower of its carrying value or fair value less costs to sell, which resulted in the recognition of a loss of $426 million, which included foreign currency translation adjustment gains partially offset by costs associated with selling the business. The loss was recorded in “Other non-operating loss, net” in our condensed consolidated statements of income (loss). On August 1, 2022, we entered into an agreement to sell our OFS Russia business to our local management. As of September 30, 2022, the OFS Russia business continues to meet the criteria to be classified as held for sale. We expect to complete the sale by the end of 2022 subject to regulatory approval.
In July 2022, we entered into an agreement with GE to sell our Nexus Controls business, a product line in our Digital Solutions segment, specializing in scalable industrial controls systems, safety systems, hardware, and software cybersecurity solutions and services. Based on preliminary estimates, the carrying value is expected to approximate the fair value of the business, less costs to sell. We expect to complete the sale in mid-2023 subject to customary conditions, including regulatory approvals.
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 26

Baker Hughes Holdings LLC
Notes to Unaudited Condensed Consolidated Financial Statements
The following table presents financial information related to the assets and liabilities of the businesses classified as held for sale and reported in “All other current assets” and “All other current liabilities” in our condensed consolidated statement of financial position as of September 30, 2022.

Assets and liabilities of business held for sale	OFS Russia	DS Nexus Controls	Total
Assets
Current receivables	$57	$49	$106
Inventories	76	36	112
Property, plant and equipment	161	3	164
Goodwill	161	231	392
Other assets	18	8	26
Loss on net assets of business held for sale	(426)	—	(426)
Total assets of business held for sale	47	327	374

Liabilities
Accounts payable	42	33	75
All other current liabilities	4	56	60
Other liabilities	1	8	9
Total liabilities of business held for sale	47	97	144
Total net assets of business held for sale	$—	$230	$230
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 27

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the condensed consolidated financial statements and the related notes included in Item 1 thereto.
EXECUTIVE SUMMARY
We are an energy technology company with a broad and diversified portfolio of technologies and services that span the energy and industrial value chain. We conduct business in more than 120 countries and employ approximately 55,000 employees. Through September 30, 2022, we operated through our four business segments: Oilfield Services ("OFS"), Oilfield Equipment ("OFE"), Turbomachinery & Process Solutions ("TPS"), and Digital Solutions ("DS"). We sell products and services primarily in the global oil and gas markets, within the upstream, midstream and downstream segments.
As we look to the fourth quarter of 2022 and into 2023, the macro outlook has grown increasingly uncertain. The global economy is dealing with strong inflationary pressures, a rising interest rate environment, and fluctuations in global currencies. Despite these economic challenges, we remain constructive on the outlook for oil and gas and believe that underlying fundamentals remain supportive of a multi-year upturn in global upstream spending. In the oil market, we expect continued price volatility as demand growth likely softens under the weight of higher interest rates and inflationary pressures. However, we expect supply constraints and production discipline to largely offset any demand weakness.
In the natural gas and LNG markets, prices remain elevated, as a multitude of factors increase tensions on an already stressed global gas market. Europe’s surging demand for LNG has redirected cargos from other regions and created a tight global market that could get even tighter in 2023. This situation has resulted in record high LNG prices but has also slowed down switching from coal-to-gas in some developing countries.
We believe that significant investment is still required over the next five to ten years to ensure natural gas’ position as a key part of the energy transition. However, while the current price environment is attractive for new projects, this is also a pivotal time for the industry, with price-related demand destruction occurring in some markets and LNG developers facing inflationary pressures and a higher cost of capital for new projects.
Given the dynamic macro backdrop, we are focused on preparing for a range of scenarios and executing on what is within our control. During the third quarter of 2022, we announced a restructuring and re-segmentation of the Company into two reporting segments, OFSE and IET, effective October 1, 2022. This re-segmentation is designed to simplify and streamline our organizational structure, and create better flexibility and economies of scale across the two business segments. For OFSE, one area of focus will be right sizing OFE through facility rationalization, removing management layers, and integrating multiple functions and capabilities with OFS. For IET, we expect commercial and technological benefits from closer integration as well as the benefit of cost out programs. We expect these changes to improve the long-term optionality and growth opportunities for Baker Hughes as our markets and customers continue to evolve.
In parallel, we continue to invest in the Baker Hughes portfolio through early-stage new energy investments and strategic acquisitions. In the third quarter of 2022, we announced several strategic acquisitions that will complement our current portfolio and enhance our strategic position. On October 7, 2022, the Company closed on an agreement to acquire the Power Generation division of BRUSH Group (“BRUSH”). BRUSH is an established equipment manufacturer that specializes in electric power generation and management for the industrial and energy sectors, which will compliment TPS’ existing portfolio. Other transactions announced include the acquisitions of Quest Integrity and AccessESP, which will enhance our inspection capabilities and broadens our electrical submersible pump ("ESP") technology portfolio.
In the third quarter of 2022, we generated revenue of $5,369 million compared to $5,093 million in the third quarter of 2021. The increase in revenue was driven primarily by increased activity in the OFS and DS segments, partially offset by lower volume in the TPS and OFE segments. Operating income in the third quarter of 2022 was $269 million compared to $378 million in the third quarter of 2021. The decrease in operating income was driven by higher restructuring, impairment and other charges, partially offset by higher segment operating income in OFS.
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 28

Income before income taxes was $144 million for the third quarter of 2022, which included restructuring, impairment and other charges of $230 million, and a loss of $52 million from the change in fair value on certain equity securities, recorded as other non-operating loss. In the third quarter of 2021, income before income taxes was $209 million, which included restructuring, impairment and other charges of $14 million, and also included a $140 million loss from the change in fair value on certain equity securities, recorded as other non-operating loss.
The invasion of Ukraine by Russia and the sanctions imposed in response to this crisis have increased the level of economic and political uncertainty. As we announced on March 19, 2022, we suspended any new investments for our Russia operations. Over the course of the second quarter of 2022, changes to sanctions continued to make ongoing operations increasingly complex and significantly more challenging. As a result, we committed to a plan to sell our OFS Russia business, and we took actions to suspend substantially all of our operational activities related to Russia across the Company including suspending work on equipment and service contracts in Russia. During the third quarter of 2022, we announced we entered into an agreement to sell our OFS Russia business to local management. Russia represented approximately 1% and 2% of our total revenue for the three and nine months ended September 30, 2022, respectively.
Outlook
Our business is exposed to a number of macro factors, which influence our outlook and expectations given the current volatile conditions in the industry. All of our outlook expectations are purely based on the market as we see it today, and are subject to changing conditions in the industry.
•North America onshore activity: we expect North America onshore activity to level off in the fourth quarter of 2022 as compared to the third quarter of 2022. Looking ahead to 2023, we expect growth in North America onshore activity should commodity prices remain at current levels.
•International onshore activity: we expect international activity to continue to improve in the fourth quarter of 2022 across a broad range of markets compared to the third quarter of 2022 with further growth in 2023 should commodity prices remain at current levels.
•Offshore projects: we expect a recovery in offshore activity and the number of subsea tree awards to grow in 2022 as compared to 2021. Looking ahead to 2023, we expect continued recovery offshore as activity in several basins is set to further strengthen.
•LNG projects: we remain optimistic on the LNG market long-term and view natural gas as a transition and destination fuel. We continue to view the long-term economics of the LNG industry as positive.
We have other businesses in our portfolio that are more correlated with various industrial metrics, including global GDP growth, such as our Digital Solutions segment.
We also have businesses within our portfolio that are exposed to new energy solutions, specifically focused around reducing carbon emissions of energy and broader industry, including hydrogen, geothermal, carbon capture, utilization and storage, and energy storage. We expect to see continued growth in these businesses as new energy solutions become a more prevalent part of the broader energy mix.
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
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 29

BUSINESS ENVIRONMENT
The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position as of and for the three and nine months ended September 30, 2022 and 2021, and should be read in conjunction with the condensed consolidated financial statements and related notes of the Company.
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
Oil and Natural Gas Prices
Oil and natural gas prices are summarized in the table below as averages of the daily closing prices during each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Brent oil price ($/Bbl) (1)	$100.71	$73.51	$105.00	$67.89
WTI oil price ($/Bbl) (2)	93.06	70.58	98.96	65.05
Natural gas price ($/mmBtu) (3)	8.03	4.35	6.74	3.61
(1)Energy Information Administration (EIA) Europe Brent Spot Price per Barrel
(2)EIA Cushing, OK WTI (West Texas Intermediate) spot price
(3)EIA Henry Hub Natural Gas Spot Price per million British Thermal Unit
Oil and natural gas prices increased during the three and nine months ended September 30, 2022 largely driven by supply constraints which has also been amplified as a result of recent geopolitical events.
Outside North America, customer spending is most heavily influenced by Brent oil prices, which increased from the same quarter last year, ranging from a high of $121.80/Bbl in July 2022 to a low of $82.55/Bbl in September 2022. For the nine months ended September 30, 2022, Brent oil prices averaged $105.00/Bbl, which represented an increase of $37.11/Bbl from the same period last year.
In North America, customer spending is highly driven by WTI oil prices, which increased from the same quarter last year. Overall, WTI oil prices ranged from a high of $110.30/Bbl in July 2022 to a low of $77.17/Bbl in September 2022. For the nine months ended September 30, 2022, WTI oil prices averaged $98.96/Bbl, which represented an increase of $33.91/Bbl from the same period last year.
In North America, natural gas prices, as measured by the Henry Hub Natural Gas Spot Price, averaged $8.03/mmBtu in the third quarter of 2022, representing a 85% increase from the same quarter in the prior year. Throughout the quarter, Henry Hub Natural Gas Spot Prices ranged from a low of $5.65/mmBtu in July 2022 to a high of $9.85/mmBtu in August 2022.
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
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 30

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
The rig counts are summarized in the table below as averages for each of the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
North America	960	647	48%	876	570	54%
International	857	770	11%	832	735	13%
Worldwide	1,817	1,417	28%	1,708	1,305	31%
The worldwide rig count was 1,817 for the third quarter of 2022, an increase of 28% as compared to the same period last year primarily due to an increase in North America. Within North America, the increase was primarily driven by the U.S. rig count, which was up 53% when compared to the same period last year, and an increase in the Canada rig count, which was up 32% when compared to the same period last year. Internationally, the rig count increase was driven primarily by an increase in the Latin America and Middle East regions of 25% and 17%, respectively.
The worldwide rig count was 1,708 for the nine months ended September 30, 2022, an increase of 31% as compared to the same period last year primarily due to an increase in North America. Within North America, the increase was primarily driven by the U.S. rig count, which was up 58% when compared to the same period last year, and an increase in the Canada rig count, which was up 40% when compared to the same period last year. Internationally, the rig count increase was driven primarily by an increase in the Africa and Latin America regions of 25% and 24%, respectively.
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
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 31

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
Orders and Remaining Performance Obligations
Orders: For the nine months ended September 30, 2022, we recognized orders of $18.8 billion, an increase of $3.7 billion, or 25%, from the nine months ended September 30, 2021. For the three months ended September 30, 2022, we recognized orders of $6.1 billion, an increase of $0.7 billion, or 13%, from the three months ended September 30, 2021. Equipment orders were up $0.5 billion, or 20%, and service orders were up $0.2 billion, or 7%. The increase in orders was driven by higher order intake in all segments.
Remaining Performance Obligations ("RPO"): As of September 30, 2022, the aggregate amount of the transaction price allocated to the unsatisfied (or partially unsatisfied) performance obligations was $24.7 billion.
Revenue and Operating Income (Loss)
Revenue and operating income (loss) for each of our four operating segments is provided below.

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2022	2021		2022	2021
Segment revenue:
Oilfield Services	$2,842	$2,419	$423	$8,019	$6,976	$1,043
Oilfield Equipment	561	603	(42)	1,630	1,867	(237)
Turbomachinery & Process Solutions	1,438	1,562	(124)	4,076	4,675	(599)
Digital Solutions	528	510	19	1,526	1,499	27
Total	$5,369	$5,093	$276	$15,251	$15,017	$234
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 32

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2022	2021		2022	2021
Segment operating income (loss):
Oilfield Services	$330	$190	$140	$812	$505	$307
Oilfield Equipment	(6)	14	(20)	(26)	45	(71)
Turbomachinery & Process Solutions	262	278	(16)	705	705	—
Digital Solutions	20	26	(6)	53	75	(22)
Total segment operating income	606	508	98	1,544	1,330	214
Corporate	(103)	(105)	2	(316)	(324)	8
Inventory impairment	—	—	—	(31)	—	(31)
Restructuring, impairment and other	(230)	(14)	(216)	(653)	(219)	(434)
Separation related	(5)	(11)	6	(23)	(53)	30
Operating income	269	378	(109)	522	736	(214)
Other non-operating loss, net	(60)	(102)	42	(657)	(791)	134
Interest expense, net	(65)	(67)	2	(188)	(205)	17
Income (loss) before income taxes	144	209	(65)	(323)	(260)	(63)
Provision for income taxes	(145)	(189)	44	(422)	(422)	—
Net income (loss)	$(1)	$20	$(21)	$(745)	$(682)	$(63)
Segment Revenues and Segment Operating Income (Loss)
Third Quarter of 2022 Compared to the Third Quarter of 2021
Revenue increased $276 million, or 5%, driven by higher volume in OFS and DS, partially offset by lower volume in TPS and OFE. OFS increased $423 million and DS increased $19 million, partially offset by TPS which decreased $124 million and OFE which decreased $42 million.
Total segment operating income increased $98 million. The increase was driven by OFS which increased $140 million, partially offset by OFE which decreased $20 million, TPS which decreased $16 million, and DS which decreased $6 million.
Oilfield Services
OFS revenue of $2,842 million increased $423 million, or 17%, in the third quarter of 2022 compared to the third quarter of 2021, as a result of increased activity in North America and internationally, as evidenced by an increase in the global rig count. North America revenue was $942 million in the third quarter of 2022, an increase of $229 million from the third quarter of 2021. International revenue was $1,899 million in the third quarter of 2022, an increase of $194 million from the third quarter of 2021, driven by the Middle East, Latin America, Sub-Sahara Africa and Asia Pacific regions, partially offset by declines in the Russia Caspian and Europe regions.
OFS segment operating income was $330 million in the third quarter of 2022 compared to $190 million in the third quarter of 2021. The increase in income was primarily driven by higher volume and price, partially offset by logistics and commodity cost inflation.
Oilfield Equipment
OFE revenue of $561 million decreased $42 million, or 7%, in the third quarter of 2022 compared to the third quarter of 2021. The decrease was primarily driven by lower volume in the subsea production systems and from the removal of subsea drilling systems business from the consolidated OFE operations in the fourth quarter of 2021 due to the formation of a joint venture, partially offset by higher volume in the flexible pipe, services and surface pressure control projects businesses.
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 33

OFE segment operating loss was $6 million in the third quarter of 2022 compared to segment operating income of $14 million in the third quarter of 2021. The decrease in income was primarily driven by lower volume, inflationary pressure, and decreased cost productivity.
Turbomachinery & Process Solutions
TPS revenue of $1,438 million decreased $124 million, or 8%, in the third quarter of 2022 compared to the third quarter of 2021. The decrease was primarily driven by lower equipment and projects revenue, and foreign currency translation impact. When compared to the prior year, equipment revenue was down 17%, and service revenue was flat. Equipment revenue in the quarter represented 41% and service revenue represented 59% of total segment revenue.
TPS segment operating income was $262 million in the third quarter of 2022 compared to $278 million in the third quarter of 2021. The decrease in income was primarily driven by lower volume and cost inflation, partially offset by favorable business mix.
Digital Solutions
DS revenue of $528 million increased $19 million, or 4%, in the third quarter of 2022 compared to the third quarter of 2021, driven by higher volume across all businesses.
DS segment operating income was $20 million in the third quarter of 2022 compared to $26 million in the third quarter of 2021. The decrease in profitability was primarily driven by lower cost productivity and inflationary pressure as we continue to work through electronics shortages, partially offset by increased volume.
Corporate
In the third quarter of 2022, corporate expenses were $103 million compared to $105 million in the third quarter of 2021. The decrease of $2 million was primarily driven by cost efficiencies and past restructuring actions.
Restructuring, Impairment and Other
In the third quarter of 2022, we recognized $230 million of restructuring, impairment and other charges, compared to $14 million in the third quarter of 2021. The charges in the third quarter of 2022 relate primarily to employee termination expenses and PP&E impairments driven by actions taken by the Company to facilitate its reorganization into two segments, as well as global footprint optimization projects in certain OFS and OFE businesses. In addition, we impaired certain long-lived assets in OFE for the SPS business due to a decrease in the estimated future cash flows driven by a decline in our long-term market outlook for this business. The charges in the third quarter of 2021 primarily related to initiatives in our OFS segment that were the continuation of our overall strategy to right-size our structural costs for this segment.
Other Non-Operating Loss, Net
In the third quarter of 2022, we incurred $60 million of other non-operating losses. Included in this amount was a loss of $52 million from the change in fair value in our C3 AI and ADNOC investments. For the third quarter of 2021, we incurred $102 million of other non-operating losses. Included in this amount was a loss of $140 million from the change in fair value in our C3 AI investment.
Interest Expense, Net
In the third quarter of 2022, we incurred interest expense, net of interest income, of $65 million, which decreased $2 million compared to the third quarter of 2021. The reduction was primarily driven by higher interest income.
Income Taxes
In the third quarter of 2022, the provision for income taxes was $145 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to losses with no tax benefit due to valuation
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 34

allowances, restructuring charges for which a majority has no tax benefit, and earnings in jurisdictions with tax rates higher than the U.S. In addition, since we are a partnership for U.S. federal tax purposes, any tax benefits associated with U.S. losses are recognized by our Members and not reflected in our tax expense.
In the third quarter of 2021, the provision for income taxes was $189 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to losses with no tax benefit due to valuation allowances and changes in unrecognized tax benefits related to uncertain tax positions.
The First Nine Months of 2022 Compared to the First Nine Months of 2021
Revenue increased $234 million, primarily driven by higher volume in OFS and, to a lesser extent, DS, partially offset by lower volume in TPS and OFE. OFS increased $1,043 million and DS increased $27 million, partially offset by TPS which decreased $599 million and OFE which decreased $237 million.
Total segment operating income increased $214 million. The increase was driven by OFS which increased $307 million, partially offset by OFE which decreased $71 million and DS which decreased $22 million.
Oilfield Services
OFS revenue of $8,019 million increased $1,043 million, or 15%, in the first nine months of 2022 compared to the first nine months of 2021, as a result of increased activity in North America and internationally, as evidenced by an increase in the global rig count. North America revenue was $2,585 million in the first nine months of 2022, an increase of $554 million from the first nine months of 2021. International revenue was $5,434 million in the first nine months of 2022, an increase of $489 million from the first nine months of 2021, driven by the Middle East, Latin America, Sub-Sahara Africa, and Asia Pacific regions, partially offset by declines in the Russia Caspian and Europe regions.
OFS segment operating income was $812 million in the first nine months of 2022 compared to $505 million in the first nine months of 2021. The increase in income was primarily driven by higher volume and price, partially offset by logistics and commodity cost inflation.
Oilfield Equipment
OFE revenue of $1,630 million decreased $237 million, or 13%, in the first nine months of 2022 compared to the first nine months of 2021. The decrease was primarily driven by lower volume in the subsea production systems and surface pressure control projects businesses, and from the removal of subsea drilling systems business from the consolidated OFE operations in the fourth quarter of 2021 due to the formation of a joint venture, partially offset by higher volume in the services and flexible pipe businesses.
OFE segment operating loss was $26 million in the first nine months of 2022 compared to segment operating income of $45 million in the first nine months of 2021. The decrease in income was primarily driven by lower volume, cost inflation, and decreased cost productivity.
Turbomachinery & Process Solutions
TPS revenue of $4,076 million decreased $599 million, or 13%, in the first nine months of 2022 compared to the first nine months of 2021. The decrease was primarily driven by lower equipment and projects revenue, partially offset by higher volume in industrial valves, pumps and gears. Equipment revenue was down 25% and service revenue was down 2% when compared to the prior year. Equipment revenue in the first nine months of 2022 represented 41% and service revenue represented 59% of total segment revenue.
TPS segment operating income was $705 million for the first nine months of 2022 and 2021. The income performance in 2022 was driven by favorable business mix and increased cost productivity, offset by lower volume, unfavorable foreign currency translation impact, and inflationary pressure.
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 35

Digital Solutions
DS revenue of $1,526 million increased $27 million, or 2%, in the first nine months of 2022 compared to the first nine months of 2021, mainly driven by volume increases in Precision Sensors and Instrumentation, Waygate Technologies, and Process & Pipeline Services, partially offset by declines in the Bently Nevada and Nexus Controls businesses.
DS segment operating income was $53 million in the first nine months of 2022 compared to $75 million in the first nine months of 2021. The decrease in profitability was primarily driven by lower cost productivity and inflationary pressure, as the segment continues to work through electronic shortages, partially offset by higher volume.
Corporate
In the first nine months of 2022, corporate expenses were $316 million compared to $324 million in the first nine months of 2021. The decrease of $8 million was primarily driven by cost efficiencies and past restructuring actions.
Restructuring, Impairment and Other
In the first nine months of 2022, we recognized $653 million of restructuring, impairment and other charges, primarily related to the suspension of substantially all of our operations in Russia in the second quarter of 2022 as well as charges for employee terminations and PP&E impairments driven by actions taken by the Company to facilitate its reorganization into two segments, and global footprint optimization projects in certain OFS and OFE businesses. In addition, we impaired certain long-lived assets in our OFE segment for the SPS business due to a decrease in the estimated future cash flows driven by a decline in our long-term market outlook for this business. In the first nine months of 2021, we recognized $219 million in restructuring, impairment and other charges, primarily related to initiatives in our OFS segment that were the continuation of our overall strategy to right-size our structural costs in this segment.
Other Non-Operating Loss, Net
In the first nine months of 2022, we incurred $657 million of other non-operating losses. Included in this amount was a loss of $426 million related to the OFS business in Russia, which was classified as held for sale in the second quarter, and a loss of $164 million related to marking our investments in C3 AI and ADNOC to fair value. For the first nine months of 2021, we incurred $791 million of other non-operating losses. Included in this amount were net losses of $955 million related to marking our investment in C3 AI to fair value, partially offset by the reversal of current accruals of $121 million due to the settlement of certain legal matters.
Interest Expense, Net
In the first nine months of 2022, we incurred interest expense, net of interest income, of $188 million, which decreased $17 million compared to the first nine months of 2021, primarily driven by higher interest income.
Income Taxes
In the first nine months of 2022, the provision for income taxes was $422 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to losses with no tax benefit due to valuation allowances, restructuring charges for which a majority has no tax benefit, and earnings in jurisdictions with tax rates higher than the U.S.
In the first nine months of 2021, the provision for income taxes was $422 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate is primarily related to losses with no tax benefit due to valuation allowances and changes in unrecognized tax benefits related to uncertain tax positions.
LIQUIDITY AND CAPITAL RESOURCES
Our objective in financing our business is to maintain sufficient liquidity, adequate financial resources and financial flexibility in order to fund the requirements of our business. We continue to maintain solid financial strength
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 36

and liquidity. At September 30, 2022, we had cash and cash equivalents of $2.8 billion compared to $3.8 billion at December 31, 2021.
In the U.S. we held cash and cash equivalents of approximately $0.8 billion and $1.6 billion and outside the U.S. of approximately $2.1 billion and $2.2 billion as of September 30, 2022 and December 31, 2021, respectively. A substantial portion of the cash held outside the U.S. at September 30, 2022 has been reinvested in active non-U.S. business operations. If we decide at a later date to repatriate those funds to the U.S., we may incur other additional taxes that would not be significant to the total tax provision.
We have a $3 billion committed unsecured revolving credit facility ("the Credit Agreement") with commercial banks maturing in December 2024. In addition, we have a commercial paper program with authorization up to $3 billion under which we may issue from time to time commercial paper with maturities of no more than 397 days. At September 30, 2022 and December 31, 2021, there were no borrowings under either the Credit Agreement or the commercial paper program.
Certain Senior Notes contain covenants that restrict our ability to take certain actions. See "Note 9. Borrowings" of the Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report for further details. At September 30, 2022, we were in compliance with all debt covenants. Our next debt maturity is December 2023.
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
During the nine months ended September 30, 2022, we dispersed cash to fund a variety of activities including certain working capital needs, capital expenditures, distributions to Members, and repurchases of our Units.
Cash Flows
Cash flows provided by (used in) each type of activity were as follows for the nine months ended September 30:

(In millions)	2022	2021
Operating activities	$997	$1,598
Investing activities	(580)	(212)
Financing activities	(1,297)	(1,585)
Operating Activities
Our largest source of operating cash is payments from customers, of which the largest component is collecting cash related to our sales of products and services including advance payments or progress collections for work to be performed. The primary use of operating cash is to pay our suppliers, employees, tax authorities, and others for a wide range of goods and services.
Cash flows from operating activities generated cash of $997 million and $1,598 million for the nine months ended September 30, 2022 and 2021, respectively.
For the nine months ended September 30, 2022, cash generated from operating activities were primarily driven by net income adjusted for certain noncash items (including depreciation, amortization, loss on assets held for sale, loss on equity securities, and the impairment of certain assets). Net working capital cash usage was $261 million for the nine months ended September 30, 2022, mainly due to the increase in receivables, and inventory as we build for revenue growth, partially offset by strong progress collections on equipment contracts.
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 37

For the nine months ended September 30, 2021, cash generated from operating activities were primarily driven by net losses adjusted for certain noncash items (including depreciation, amortization, and loss on equity securities) and working capital, which includes contract and other deferred assets. Net working capital generation was $481 million for the nine months ended September 30, 2021, mainly due to receivables, inventory, and contract assets, partially offset by progress collections, as we continued to improve our working capital processes.
Investing Activities
Cash flows from investing activities used cash of $580 million and $212 million for the nine months ended September 30, 2022 and 2021, respectively.
Our principal recurring investing activity is the funding of capital expenditures including property, plant and equipment and software, to support and generate revenue from operations. Expenditures for capital assets were $720 million and $590 million for the nine months ended September 30, 2022 and 2021, respectively. Proceeds from the sale of property, plant and equipment were $189 million and $178 million for the nine months ended September 30, 2022 and 2021, respectively.
There were no C3 AI Shares sold during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, we sold approximately 2.2 million of C3 AI Shares and received proceeds of $145 million, which is included in other investing activities.
Financing Activities
Cash flows from financing activities used cash of $1,297 million and $1,585 million for the nine months ended September 30, 2022 and 2021, respectively.
We had net repayments of debt and other borrowings of $22 million and $60 million for the nine months ended September 30, 2022 and 2021, respectively. In April 2021, we repaid $832 million (£600 million) of commercial paper originally issued in May 2020 under the COVID Corporate Financing Facility established by the Bank of England.
We made distributions to our Members of $552 million and $563 million during the nine months ended September 30, 2022 and 2021, respectively.
In 2021, Baker Hughes' Board of Directors authorized us to repurchase up to $2 billion of our Units. For the nine months ended September 30, 2022, we repurchased and canceled 25.5 million Units for a total of $727 million. For the nine months ended September 30, 2021, we repurchased and canceled 4.4 million Units for a total of $106 million.
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
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 38

Other Factors Affecting Liquidity
Customer receivables: In line with industry practice, we may bill our customers for services provided in arrears dependent upon contractual terms. In a challenging economic environment, we may experience delays in the payment of our invoices due to customers' lower cash flow from operations or their more limited access to credit markets. While historically there have not been material non-payment events, we attempt to mitigate this risk through working with our customers to restructure their debts. A customer's failure or delay in payment could have a material adverse effect on our short-term liquidity and results of operations. Our gross customer receivables in the U.S. were 14% as of September 30, 2022. In Mexico, our gross customer receivables were 11% as of September 30, 2022. No other country accounted for more than 10% of our gross customer receivables at this date.
International operations: Our cash that is held outside the U.S. is 72% of the total cash balance as of September 30, 2022. We may not be able to use this cash quickly and efficiently due to exchange or cash controls that could make it challenging. As a result, our cash balance may not represent our ability to quickly and efficiently use this cash.
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
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 39

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
There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 40

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
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 41

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Baker Hughes Holdings LLC (Registrant)

Date:	October 20, 2022	By:	/s/ BRIAN WORRELL
Brian Worrell
Chief Financial Officer

Date:	October 20, 2022	By:	/s/ KURT CAMILLERI
Kurt Camilleri
Senior Vice President, Controller and Chief Accounting Officer
Baker Hughes Holdings LLC 2022 Third Quarter Form 10-Q | 42